Form 10-K
period 2020-12-31
POPULAR, INC.
filed 2021-03-01
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
Or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-34084
POPULAR, INC.
Incorporated in the Commonwealth of Puerto Rico
IRS Employer Identification No. 66-0667416

Principal Executive Offices
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No X.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ☐.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes X No ☐.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No X

As of June 30, 2020, the aggregate market value of the Common Stock held by non-affiliates of Popular, Inc. was approximately $ 3,134,917,800 based upon the reported closing price of $37.17 on the NASDAQ Global Select Market on that date.

As of February 24, 2021, there were 84,260,386 shares of Popular, Inc.’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Popular, Inc.’s definitive proxy statement relating to the 2021 Annual Meeting of Stockholders of Popular, Inc. (the “Proxy Statement”) are incorporated herein by reference in response to Items 10 through 14 of Part III. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) on or about March 25, 2021.

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including, without limitation, statements about Popular Inc.’s (the “Corporation,” “Popular,” “we,” “us,” “our”) business, financial condition, results of operations, plans, objectives, future performance and the effects of the COVID-19 pandemic on our business. Forward-looking statements in this Annual Report on Form 10-K also include the expected benefits of the Popular Bank New York branches optimization strategy, as well as related estimates of pre-tax charges and anticipated annual operating expense savings. These statements are not guarantees of future performance, are based on management’s current expectations and, by their nature, involve risks, uncertainties, estimates and assumptions. Potential factors, some of which are beyond the Corporation’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Risks and uncertainties include without limitation the effect of competitive and economic factors, and our reaction to those factors, the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal and regulatory proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions are generally intended to identify forward-looking statements.

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

• additional Federal Deposit Insurance Corporation (“FDIC”) assessments;

• regulatory approvals that may be necessary to undertake certain actions or consummate strategic transactions, such as acquisitions and dispositions;

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

• potential judgments, claims, damages, penalties, fines, enforcement actions and reputational damage resulting from pending or future litigation and regulatory or government investigations or actions, including as a result of our participation in and execution of government programs related to the COVID-19 pandemic;

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

PART I POPULAR, INC.

ITEM 1. BUSINESS

General

Popular is a diversified, publicly-owned financial holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Popular was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution based in Puerto Rico, with consolidated assets of $65.9 billion, total deposits of $56.9 billion and stockholders’ equity of $6.0 billion at December 31, 2020. At December 31, 2020, we ranked among the 50 largest U.S. bank holding companies based on total assets according to information gathered and disclosed by the Federal Reserve Board.

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

• Mainland United States: We provide retail, mortgage and commercial banking services through our New York-chartered banking subsidiary, Popular Bank (“PB” or “Popular U.S.”), which has branches in New York, New Jersey and Florida. PB’s deposits are insured under the DIF of the FDIC.

• BPPR also conducts banking operations in the U.S. Virgin Islands, the British Virgin Islands and New York. In addition to BPPR’s commercial banking operations in New York, BPPR offers financial products on a National scale in the U.S. market, including by operating an online platform used to originate personal loans under the E-Loan brand, issuing several co-branded credit cards offerings and gathering insured institutional deposits via online deposit gathering platforms. In the U.S. and British Virgin Islands, BPPR offers a range of banking products, including loans and deposits to both retail and commercial customers.

For further information about the Corporation’s results segregated by its reportable segments, see “Reportable Segment Results” in the Management’s Discussion and Analysis section of the Annual Report and Note 36 included in the Annual Report in this Form 10-K.

Unless otherwise stated, all references in this Form 10-K to total loan portfolio, total credit exposure or loan portfolios, exclude covered loans, which represent loans acquired in the Westernbank FDIC-assisted transaction that were covered under loss sharing agreements with the FDIC and non-covered loans held-for-sale. The loss sharing agreements with the FDIC were terminated on May 22, 2018.

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

(2) Mortgage. Mortgage loans include residential mortgage loans to consumers for the purchase or refinancing of a residence and also include residential construction loans made to individuals for the construction of refurbishment of their residence.

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

The Corporation previously presented the loans covered by the loss-sharing agreements with the FDIC separately as “covered loans” since the risk of loss was significantly different than those not covered under the loss-sharing agreements, due to the loss protection provided by the FDIC. On May 22, 2018, the Corporation entered into a Termination Agreement with the FDIC to terminate all loss-share arrangements in connection with the Westernbank FDIC-assisted transaction. As a result of the Termination Agreement, assets that were covered by the loss share agreement, including covered loans in the amount of approximately $514.6 million as of March 31, 2018, were reclassified as non-covered. The Corporation now recognizes entirely all future credit losses, expenses, gains, and recoveries related to the formerly covered assets with no offset due to or from the FDIC.

Business Concentration

Since our business activities are currently concentrated primarily in Puerto Rico, our results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of our operations in Puerto Rico exposes us to greater risk than other banking companies with a wider geographic base. Our asset and revenue composition by geographical area is presented in “Financial Information about Geographic Areas” below and in Note 36 in the Annual Report in this Form 10-K.

Our loan portfolio is diversified by loan category. However, approximately 57% of our loan portfolio at December 31, 2020 consisted of real estate-related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate. The table below presents the distribution of our loan portfolio by loan category at December 31, 2020. As described above, “Legacy” refers to loans remaining from lines of businesses we exited as a result of the restructuring of our U.S. operations in 2008 and 2009.

Loan category

(Dollars in millions)	BPPR	%	PB	%	POPULAR	%
C&I	$4,229	20	$1,537	20	$5,766	20
CRE	3,758	17	4,082	52	7,840	27
Construction	157	1	762	10	919	3
Legacy	-	-	15	-	15	-
Leases	1,198	6	-	-	1,198	4
Consumer	5,461	25	295	4	5,756	19
Mortgage	6,770	31	1,121	14	7,891	27
Total	$21,573	100	$7,812	100	$29,385	100

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

We maintain comprehensive credit policies for all lines of business in order to mitigate credit risk. Our credit policies are ratified by our Board of Directors and set forth, among other things, underwriting standards and procedures for monitoring and evaluating loan portfolio quality. Our credit policies also require prompt identification and quantification of asset quality deterioration or potential loss to ensure the adequacy of the allowance for credit losses. Included in these policies, primarily determined by the amount, type of loan and risk characteristics of the credit facility, are various approval levels and lending limit constraints, ranging from the branch or department level to those that are more centralized.

Our credit policies and procedures establish documentation requirements for each loan and related collateral type, when applicable, during the underwriting, closing and monitoring phases. For commercial and construction loans, during the initial loan underwriting process, the credit policies require, at a minimum, historical financial statements or tax returns of the borrower and any guarantor, an analysis of financial information contained in a credit approval package, a risk rating determination and reports from credit agencies and appraisals for real estate-related loans. The credit policies also set forth the required closing documentation depending on the loan and the collateral type.

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

We evaluate various factors to determine if a borrower is experiencing financial difficulties. Indicators that the borrower is experiencing financial difficulties include, for example: (i) the borrower is currently in default on any of its debt or it is probable that the borrower would be in payment default on any of its debt in the foreseeable future without the modification; (ii) the borrower has declared or is in the process of declaring bankruptcy; (iii) there is significant doubt as to whether the borrower will continue to be a going concern; (iv) currently, the borrower has securities that have been delisted, are in the process of being delisted, or are under threat of being delisted from an exchange; and (v) based on estimates and projections that only encompass the current business capabilities, the borrower forecasts that its entity-specific cash flows will be insufficient to service the debt (both interest and principal) in accordance with the contractual terms of the existing agreement through maturity; and absent the current modification, the borrower cannot obtain funds from sources other than the existing creditors at an effective interest rate equal to the current market interest rate for similar debt for a non-troubled debtor.

We have specialized workout officers who handle the majority of commercial loans that are past due 90 days and over, borrowers experiencing financial difficulties, and those that are considered problem loans based on their risk profile. As a general policy, we do not advance additional money to borrowers that are 90 days past due or over. In commercial and construction loans, certain exceptions may be approved under certain circumstances, including (i) when past due status is administrative in nature, such as expiration of a loan facility before the new documentation is executed, and not as a result of payment or credit issues; (ii) to improve our collateral position or otherwise maximize recovery or mitigate potential future losses; and (iii) with respect to certain entities that, although related through common ownership, are not cross defaulted nor cross-collateralized and are performing satisfactorily under their respective loan facilities. Such advances are underwritten and approved following our credit policy guidelines and limits, which are dependent on the borrower’s financial condition, collateral and guarantee, among others.

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

Refer to Note 2 and Note 8 to the Consolidated Financial Statements, in the Annual Report in this Form 10-K, for additional information on troubled debt restructuring (“TDRs”).

Competition

The financial services industry in which we operate is highly competitive. In Puerto Rico, our primary market, the banking business is highly competitive with respect to originating loans, acquiring deposits and providing other banking services. Most of our direct competition for our products and services comes from commercial banks and credit unions. The principal competitors for BPPR include locally based commercial banks and a few large U.S. and foreign banks with operations in Puerto Rico. While the number of banking competitors in Puerto Rico has been reduced in recent years as a result of consolidations, these transactions have allowed some of our competitors to gain greater resources, such as a broader range of products and services.

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

In the United States we continue to face substantial competitive pressure as our footprint resides in the two large, metropolitan markets of New York City / Northern New Jersey and the greater Miami area. There is a large number of community and regional banks along with national banking institutions present in both markets, many of which have a larger amount of resources than us.

In both Puerto Rico and the United States, the primary factors in competing for business include pricing, convenience of branch locations and other delivery methods, range of products offered, and the level of service delivered. We must compete effectively along all these parameters to be successful. We may experience pricing pressure as some of our competitors seek to increase market share by reducing prices or offering more flexible terms. Competition is particularly acute in the market for deposits, where pricing is very aggressive. Increased competition could require that we increase the rates offered on deposits or lower the rates charged on loans, which could adversely affect our profitability.

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

Human Capital Management

Attracting, developing, and retaining top talent in an environment that promotes employee well-being, safety, development, diversity and inclusion is a fundamental pillar of our long-term strategy. As of December 31, 2020, Popular employed approximately 8,700 employees of which none are represented by a collective bargaining group.

Employee Well-Being

The physical, emotional, and financial well-being of the Corporation’s employees is a prominent goal of our human capital strategy. Our full and part-time employees have access to affordable healthcare with Popular covering 88% of the premium in Puerto Rico and the Virgin Islands, and 80% of the premium in the mainland United States. Additionally, the Corporation promotes employee health by encouraging annual physical exams and maintaining a Health and Wellness Center staffed with doctors, nurses, and other healthcare professionals at its Puerto Rico-based corporate offices, where employees can complete their physical exam, come in for acute care or visit a nutritionist or psychologist free of charge.

We provide targeted benefits aimed at promoting work-life balance. For example, the Corporation’s time off program includes community service leave, paid parental leave (including childbirth, adoption and bonding time) and flexible work arrangements. To support our employees’ emotional well-being during the COVID-19 pandemic, we enhanced our Well-Being Academy with redesigned virtual sessions addressing stress and emotional intelligence, and we adapted our Employee Assistance Program to offer virtual mental health conversations geared at managing work and life challenges. The Corporation also offers physical fitness events and breaks, now virtually, as well as employee workshops on personal financial management. In addition, special bonuses were given to front-line workers in recognition of their extra efforts during the COVID-19 pandemic. Popular seeks to continuously improve its programs to meet employees’ health and wellness needs, which the Corporation believes is essential to attract and retain employees of the highest caliber.

Employee Safety

The safety of our customers and employees is paramount to us. We have workforce safety measures and programs in place geared at reducing occupational-related illnesses. For example, our organization offers ergonomic equipment and workspaces, prepares front-line employees on safe work procedures in case of potentially violent incidents, and trains employees as health coordinators to assist their colleagues in case of a medical emergency. In response to the COVID-19 pandemic, the Corporation enhanced its safety measures in all its facilities reinforcing sanitization practices, work configuration spacing and air filtering, among others, and established protocols based on the recommendations of the Centers for Disease Control and Prevention, the World Health Organization and local Health Departments. As part of the safety measures implemented, remote working was quickly enabled for about 50% of our workforce to prevent further spread of the virus. In addition, the Corporation created a team of case managers for the monitoring and contact tracing of confirmed and suspected COVID-19 cases, providing employees with support from diagnosis to recovery.

Talent Development

Popular seeks to develop the skills of its employees and leaders to sustain the Corporation’s competitive advantage. Our 40,000 square foot Development Center in San Juan, Puerto Rico offers training sessions, activities, and workshops throughout the year. In response to the COVID-19 pandemic, the Corporation launched virtual training offerings including hundreds of redesigned sessions and over 20 new courses.

Employees are also subject to mandatory trainings regarding regulatory compliance and other key topics during the year.

Recognizing that leadership development is crucial to driving results and achieving the Corporation’s strategic goals, Popular has implemented programs aimed at strengthening and developing leadership skills and effective talent management. Such programs offer special sessions focused on leading through the current environment, building skills for complex problem solving and organizational change, and strategies to motivate and support teams. Popular’s strong training and development framework has contributed to internal growth opportunities for its employees, with 41% of positions filled with internal candidates.

Diversity and Inclusion

We foster a diverse and inclusive environment in the belief that diversity reflects who we are and spurs innovation. As of December 31, 2020, 66% of the Corporation’s employees were female, while 34% were male. Women accounted for 63% of first and mid-level management and 27% of executive-level management at such date. The Corporation maintains a multidisciplinary council, headed by our Corporate Diversity Officer, to develop and implement initiatives that support its Diversity and Inclusion Policy and strategy. This strategy seeks to broaden the inclusion, employment advancement and development of minorities and women in the workplace, as well as the utilization of suppliers owned, controlled, or operated by minorities and/or women. In addition, this strategy seeks to prepare the Corporation’s employees to recognize and value the differences of those we serve.

Popular is an organization committed to pay equity and conducts analyses on an annual basis with related pay adjustment strategies to address gaps. As part of this commitment, Popular invested nearly $400,000 in closing the gender pay gap in 2020, for a total of $2.5 million over the past nine years. As a result, our gender pay gap continues to narrow and is now lower than the nationwide median, according to data from the US Census Bureau. The Corporation has also expressed public support of movements advocating for equality such as Black Lives Matter and Pride Month. During 2020, as part of its commitment to supplier and customer diversity, Popular invited suppliers and commercial customers to a virtual forum with the Corporation’s procurement unit and minority business enterprise leaders to continue educating this community on diversity and inclusion best practices.

Employee Experience

Popular aims to provide an excellent employee experience that inspires its employees to provide customers and communities with the best service. To understand its employees’ experience, the Corporation conducts anonymous pulse and engagement surveys (including the Great Place to Work survey) as well as exit interviews to identify areas of opportunity and set and monitor action plans. In 2020, our efforts were focused on understanding employees’ end-to-end journey in Popular through design thinking methodologies. The findings of this exercise, which was conducted with senior leaders, employee experience key stakeholders and randomly selected employees, were used to strengthen our talent strategy. We seek to continuously measure and improve the employee experience to increase productivity while contributing to improve the customer experience and business results. As of year-end 2020, our voluntary turnover rate was 5.9%, below the finance and insurance industry average of approximately 13% based on U.S. Bureau of Labor & Statistics data.

Board Oversight

The Talent and Compensation Committee of the Corporation’s Board of Directors has oversight responsibility for the Corporation’s human capital management. As part of its responsibilities, the Talent and Compensation Committee reviews and advises management on the Corporation’s general compensation philosophy, programs, and policies, and on the Corporation’s talent development, succession planning, culture, diversity and inclusion, among other human capital topics.

We encourage you to review our 2020 Corporate Sustainability Report to be published on www.popular.com during the second quarter of 2021 for more detailed information regarding the Corporation’s human capital management programs and initiatives. The information on the Corporation’s website, including the 2020 Corporate Sustainability Report, is not, and will not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of the Corporation’s filings with the SEC.

Regulation and Supervision

Described below are the material elements of selected laws and regulations applicable to Popular, Popular North America (“PNA”) and their respective subsidiaries. Such laws and regulations are continually under review by Congress and state legislatures and federal and state regulatory agencies. Any change in the laws and regulations applicable to Popular and its subsidiaries could have a material effect on the business of Popular and its subsidiaries. We will continue to assess our businesses and risk management and compliance practices to conform to developments in the regulatory environment.

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

Enhanced Prudential Standards

In October 2019, the federal banking agencies finalized rules that tailor the application of enhanced prudential standards to large bank holding companies and the capital and liquidity rules to large bank holding companies and depository institutions (the “Tailoring Rules”) to implement amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) per the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under the Tailoring Rules, banking organizations are categorized based on status as a U.S. G-SIB, size and four other risk-based indicators. Among bank holding companies with $100 billion or more in total consolidated assets, the most stringent standards apply to U.S. G-SIBs, which are subject to Category I standards and the least stringent standards apply to Category IV organizations, which have between $100 billion and $250 billion in total consolidated assets and less than $75 billion in all four other risk-based indicators and which are also not U.S. G-SIBs. Bank holding companies with total consolidated assets of $50 billion or more are subject to risk committee and risk management requirements. As of December 31, 2020, Popular had total consolidated assets of $65.9 billion.

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

Source of Financial Strength

The Dodd-Frank Act requires bank holding companies, such as Popular and PNA, to act as a source of financial and managerial strength to their subsidiary banks. Popular and PNA are expected to commit resources to support their subsidiary banks, including at times when Popular and PNA may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary depository institutions are subordinated in right of payment to depositors and to certain other indebtedness of such subsidiary depository institution. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal banking agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to a priority of payment. BPPR and PB are currently the only insured depository institution subsidiaries of Popular and PNA.

Resolution Planning

A bank holding company with $250 billion or more in total consolidated assets (or that is a Category III firm based on certain risk-based indicators described in the Tailoring Rules) is required to report periodically to the FDIC and the Federal Reserve Board such company’s plan for its rapid and orderly resolution in the event of material financial distress or failure. In addition, insured depository institutions with total assets of $50 billion or more are required to submit to the FDIC periodic contingency plans for resolution in the event of the institution’s failure. In April 2019, the FDIC released an advance notice of proposed rulemaking about potential changes to its insured depository institution resolution planning requirements, and announced that the next round of insured depository institution resolution plan submissions would not be required until the rulemaking process is complete. The FDIC has not yet completed its rulemaking process. However, in January 2021, the FDIC announced that, given the passage of time from the last resolution plan submissions and the uncertain economic outlook, the FDIC will resume requiring resolution plan submissions for insured depository institutions with $100 billion or more in assets.

As of December 31, 2020, Popular, PNA, BPPR and PB’s total assets were below the thresholds for applicability of these rules.

FDIC Insurance

Substantially all the deposits of BPPR and PB are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC, and BPPR and PB are subject to FDIC deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on the average consolidated total assets of the insured depository institution minus the average tangible equity of the institution during the assessment period. For smaller depository institutions with less than $10 billion in assets, the FDIC assigns an individual rate based on a formula using financial data and CAMELS ratings. A depository institution reporting over $10 billion in assets for four consecutive quarters will be reclassified as a large depository institution. PB has consecutively reported assets of more than $10 billion since the third quarter of 2019 and has now been categorized as a larger depository institution. For larger depository institutions with over $10 billion in assets, such as BPPR, and PB, the FDIC uses a “scorecard” methodology, which also considers CAMELS ratings, among other measures, that seeks to capture both the probability that an individual large institution will fail and the magnitude of the impact on the DIF if such a failure occurs. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. The initial base deposit insurance assessment rate for larger depository institutions ranges from 3 to 30 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis.

As of December 31, 2020, we had a DIF average total asset less average tangible equity assessment base of approximately $59 billion.

Brokered Deposits

The FDIA and regulations adopted thereunder restrict the use of brokered deposits and the rate of interest payable on deposits for institutions that are less than well capitalized. There are no such restrictions on a bank that is well capitalized. In December 2020, the FDIC issued a final rule that is designed to bring the brokered deposits regulations in line with modern deposit taking methods and that is expected to reduce the amount of deposits that would be classified as brokered. Popular does not believe the brokered deposits regulations, and the proposed amendments, have had or will have a material effect on the funding or liquidity of BPPR and PB.

Capital Adequacy

Popular, BPPR and PB are each required to comply with the Basel III Capital Rules. These rules implement the Basel III framework set forth by Basel Committee on Banking Supervision (the “Basel Committee”) as well as certain provisions of the Dodd-Frank Act.

Among other matters, the Basel III Capital Rules: (i) impose a capital measure called “Common Equity Tier 1” (“CET1”) and the related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; and (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital. Under the Basel III Capital Rules, for most banking organizations, including Popular, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Basel III Capital Rules’ specific requirements.

Pursuant to the Basel III Capital Rules, the minimum capital ratios are:

4.5% CET1 to risk-weighted assets;

6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Basel III Capital Rules also impose a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall and eligible retained income (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). Thus, Popular, BPPR and PB are required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

In addition, under prior risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in stockholders’ equity (for example, marks-to-market of securities held in the available for sale portfolio) under U.S. GAAP were reversed for the purposes of determining regulatory capital ratios. Pursuant to the Basel III Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including Popular, BPPR and PB, may make a one-time permanent election to continue to exclude these items. Popular, BPPR and PB have made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolios.

The Basel III Capital Rules preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital. Trust preferred securities no longer included in Popular’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital. Popular has not issued any trust preferred securities since May 19, 2010. At December 31, 2020, Popular has $374 million of trust preferred securities outstanding which no longer qualify for Tier 1 capital treatment, but instead qualify for Tier 2 capital treatment.

Failure to meet capital guidelines could subject Popular and its depository institution subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on our business. Refer to “Prompt Corrective Action” below for further discussion.

In November 2017, the federal bank regulators adopted a final rule to extend the transitional regulatory capital treatment applicable during 2017 for certain items, including certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests, for non-advanced approaches banking organizations, such as Popular, BPPR and PB , until April 1, 2020 when final rules to simplify the regulatory treatment of those items (the “Capital Simplification Rules”) took effect.

In December 2017, the Basel Committee on Banking Supervision published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. These standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to Popular, BPPR and PB. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

In December 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the Current Expected Credit Loss (“CECL”) model of ASU 2016-13. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards. The Corporation has availed itself of the option to phase in over a period of three years the day one effects on regulatory capital from the adoption of CECL. During 2020, federal bank regulators adopted a rule that allows banking organizations to elect to delay temporarily the estimated effects of adopting the current expected credit losses accounting standard (“CECL”) on regulatory capital until January 2022 and subsequently to phase in the effects through January 2025. Under the rule, during 2020 and 2021, the adjustment to CET1 capital reflects the change in retained earnings upon adoption of CECL at January 1, 2020, plus 25% of the increase in the allowance for credit losses since January 1, 2020.

Refer to the Consolidated Financial Statements in the Annual Report in this Form 10-K., Note 20 and Table 9 of Management’s Discussion and Analysis for the capital ratios of Popular, BPPR and PB under Basel III. Refer to the Consolidated Financial Statements in the Annual Report in this Form 10-K Note 3 for more information regarding CECL.

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

The capital-based prompt corrective action provisions of the FDIA apply to the FDIC-insured depository institutions such as BPPR and PB, but they are not directly applicable to holding companies such as Popular and PNA, which control such institutions. As of December 31, 2020, both BPPR and PB were well capitalized.

Restrictions on Dividends and Repurchases

The principal sources of funding for Popular and PNA have included dividends received from their banking and non-banking subsidiaries, asset sales and proceeds from the issuance of debt and equity. Various statutory provisions limit the amount of dividends an insured depository institution may pay to its holding company without regulatory approval. A member bank must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. Pursuant to these requirements, PB may not declare or pay a dividend without the prior approval of the Federal Reserve Board and the NYSDFS. During the year ended December 31, 2020, BPPR declared cash dividends of $578 million, a portion of which was used by Popular for the payments of the cash dividends on its outstanding common stock and a $500 million in accelerated stock repurchases. Subject to the Federal Reserve’s ability to establish more stringent specific requirements under its supervisory or enforcement authority, at December 31, 2020, BPPR could have declared a dividend of approximately $86.9 million.

It is Federal Reserve Board policy that bank holding companies generally should pay dividends on common stock only out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition. Moreover, under Federal Reserve Board policy, a bank holding company should not maintain dividend levels that place undue pressure on the capital of depository institution subsidiaries or that may undermine the bank holding company’s ability to be a source of strength to its banking subsidiaries. Federal Reserve policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company's capital structure.

The Federal Reserve Board also restricts the ability of banking organizations to conduct stock repurchases. In certain circumstances, a banking organization’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations or policies of the Federal Reserve. Any redemption or repurchase of preferred stock or subordinated debt is subject to the prior approval of the Federal Reserve.

Subject to compliance with certain conditions, distributions of U.S. sourced dividends to a corporation organized under the laws of the Commonwealth of Puerto Rico are subject to a withholding tax of 10% instead of the 30% applied to other “foreign” corporations.

Refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further information on Popular’s distribution of dividends and repurchases of equity securities.

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

Activities and Acquisitions

In general, the BHC Act limits the activities permissible for bank holding companies to the business of banking, managing or controlling banks and such other activities as the Federal Reserve Board has determined to be so closely related to banking as to be properly incidental thereto. A bank holding companies whose subsidiary depository institutions meet management, capital and Community Reinvestment Act (“CRA”) standards may elect to be treated as a financial holding company and engage in a substantially broader range of nonbanking financial activities, including securities underwriting and dealing, insurance underwriting and making merchant banking investments in nonfinancial companies.

In order for a bank holding company to elect to be treated as a financial holding company, (i) all of its depository institution subsidiaries must be well capitalized (as described above) and well managed and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” A bank holding company electing to be a financial holding company must also be and remain well capitalized and well managed. Popular and PNA have elected to be treated as financial holding companies. A depository institution is deemed to be “well managed” if, at its most recent inspection, examination or subsequent review by the appropriate federal banking agency (or the appropriate state banking agency), the depository institution received at least a “satisfactory” composite rating and at least a “satisfactory” rating for the management component of the composite rating. If, after becoming a financial holding company, the company fails to continue to meet any of the capital or management requirements for financial holding company status, the company must enter into a confidential agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve Board may extend the agreement or may order the company to divest its subsidiary banks or the company may discontinue, or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company. In addition, if a depository institution subsidiary controlled by a financial holding company does not maintain a CRA rating of at least satisfactory, the financial holding company will be subject to restrictions on certain new activities and acquisitions.

The Federal Reserve Board may in certain circumstances limit our ability to conduct activities and make acquisitions that would otherwise be permissible for a financial holding company. Furthermore, a financial holding company must obtain prior written approval from the Federal Reserve Board before acquiring a nonbank company with $10 billion or more in total consolidated assets. In addition, we are required to obtain prior Federal Reserve Board approval before engaging in certain banking and other financial activities both in the United States and abroad.

The so-called “Volcker Rule” issued under the Dodd-Frank Act restricts the ability of Popular and its subsidiaries, including BPPR and PB, to sponsor or invest in "covered funds," including private funds, or to engage in certain types of proprietary trading. In October 2019, the Volcker Rule regulators finalized amendments, effective on January 1, 2020, but with a required compliance date of January 1, 2021, to their regulations implementing the Volcker Rule, tailoring compliance requirements based on the size and scope of a banking entity’s trading activities and clarifying and amending certain definitions, requirements and exemptions. In addition, in June 2020, the Volcker Rule regulators finalized their previously proposed amendments to the Volcker Rule’s regulations relating to covered funds. These amendments established new exclusions from covered fund status for certain types of investment vehicles, modified the eligibility criteria for certain existing exclusions, and clarified and modified other provisions governing banking entities’ investments in and other transactions and relationships involving covered funds. These amendments became effective on October 1, 2020. Popular and its subsidiaries generally do not engage in the businesses subject to the Volcker Rule; therefore, the Volcker Rule does not have a material effect on our operations.

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

In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act (the “BSA”), was enacted. The AMLA is intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards by the U.S. Department of the Treasury for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.

Community Reinvestment Act

The CRA requires banks to help serve the credit needs of their communities, including extending credit to low- and moderate-income individuals and geographies. Should Popular or our bank subsidiaries fail to serve adequately the community, potential penalties may include regulatory denials of applications to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions. In December 2019, the OCC and FDIC issued a notice of proposed rulemaking intended to amend the respective CRA rules of each regulator. The OCC issued its final CRA rule in May 2020, while the FDIC has not finalized its revisions. In September 2020, the Federal Reserve issued an advance notice of proposed rulemaking that seeks public comment on ways to modernize the Federal Reserve’s CRA regulations. The effects on Popular of any potential change to the CRA rules will depend on the final form of any Federal Reserve rulemaking and cannot be predicted at this time.

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

Consumer Financial Protection Act of 2010

The Consumer Financial Protection Bureau (the “CFPB”) supervises “covered persons” (broadly defined to include any person offering or providing a consumer financial product or service and any affiliated service provider) for compliance with federal consumer financial laws. The CFPB also has the broad power to prescribe rules applicable to a covered person or service provider identifying as unlawful, unfair, deceptive, or abusive acts or practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. We are subject to examination and regulation by the CFPB.

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

Protection of Customer Personal Information and Cybersecurity

The privacy provisions of the Gramm-Leach-Bliley Act of 1999 generally prohibit financial institutions, including us, from disclosing nonpublic personal financial information of consumer customers to third parties for certain purposes (primarily marketing) unless customers have the opportunity to opt out of the disclosure. The Fair Credit Reporting Act restricts information sharing among affiliates for marketing purposes and governs the use and provision of information to consumer reporting agencies.

The federal banking regulators have also issued guidance and proposed rules regarding cybersecurity that are intended to enhance cyber risk management standards among financial institutions. A financial institution is expected to establish lines of defense and to ensure that its risk management processes address the risk posed by compromised customer credentials. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties. In December 2020, the U.S. federal bank regulatory agencies released a proposed rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the proposal, a bank holding company, such as Popular and PNA, and state member bank, such as BPPR and PB, would be required to notify the Federal Reserve within 36 hours of incidents that could result in the banking organization’s inability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The effects on Popular, PNA, BPPR and PB will depend on the final form of the rule and how it is implemented.

State and foreign regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. In New York, the NYDFS requires financial institutions regulated by the NYDFS, including PB, to, among other things, (i) establish and maintain a cybersecurity program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cyber security policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) designate a Chief Information Security Officer.

Many states and foreign governments have also recently implemented or modified their data breach notification and data privacy requirements. The California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020 and imposes privacy compliance obligations with regard to the personal information of California residents, and the November 2020 amendment to the CCPA creates the California Privacy Protection Agency, a watchdog privacy agency, and further expands the scope of businesses covered by the law and certain rights relating to personal information. In European Union, the General Data Protection Regulation heightens privacy compliance obligations and imposes strict standards for reporting data breaches. We expect this trend to continue and are continually monitoring developments in the jurisdictions in which we operate.

See “Puerto Rico Regulation” below for a description of legislations and regulations on information privacy and cybersecurity in Puerto Rico.

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

The Dodd-Frank Act requires the U.S. financial regulators, including the Federal Reserve Board, the other federal banking agencies and the SEC, to adopt rules prohibiting incentive-based payment arrangements that encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss at specified regulated entities having at least $1 billion in total assets (including Popular, PNA, BPPR and PB). The U.S. financial regulators proposed revised rules in 2016, which have not been finalized.

Puerto Rico Regulation

As a commercial bank organized under the laws of Puerto Rico, BPPR is subject to supervision, examination and regulation by the Office of the Commissioner of Financial Institutions, pursuant to the Puerto Rico Banking Act of 1933, as amended (the “Banking Law”).

Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of BPPR be credited annually to a reserve fund. The apportionment must be done every year until the reserve fund is equal to the total of paid-in capital on common and preferred stock. During 2020, $49.4 million was transferred to the statutory reserve account.

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

Section 16 of the Banking Law requires every bank to maintain a legal reserve that, except as otherwise provided by the Office of the Commissioner, may not be less than 20% of its demand liabilities, excluding government deposits (federal, state and municipal) that are secured by collateral. If a bank is authorized to establish one or more bank branches in a state of the United States or in a foreign country, where such branches are subject to the reserve requirements of that state or country, the Office of the Commissioner may exempt said branch or branches from the reserve requirements of Section 16. Pursuant to an order of the Federal Reserve Board dated November 24, 1982, BPPR has been exempted from the reserve requirements of the Federal Reserve System with respect to deposits payable in Puerto Rico. Accordingly, BPPR is subject to the reserve requirement prescribed by the Banking Law. During 2020, BPPR was in compliance with the statutory reserve requirement.

Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2020, the legal lending limit for BPPR under this provision was approximately $303 million. In the case of loans which are secured by collateral worth at least 25% more than the amount of the loan, the maximum aggregate amount is increased to one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico. During 2020, BPPR was in compliance with the lending limit requirements of Section 17 of the Banking law.

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

On information privacy, Puerto Rico law requires businesses to implement information security controls to protect consumers’ personal information from breaches, as well as to provide notice of any breach to affected customers.

Available Information

We maintain an Internet website at www.popular.com. Via the “Investor Relations” link at our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The SEC also maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of our filings on the SEC site.

We have adopted a written code of ethics that applies to all directors, officers and employees of Popular, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our Code of Ethics is available on our corporate website, www.popular.com, in the section entitled “Corporate Governance.” In the event that we make changes in, or provide waivers from, the provisions of this Code of Ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted the charters for our Audit Committee, Talent and Compensation Committee, Risk Management Committee and Corporate Governance and Nominating Committee, as well as our

Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website.

All website addresses given in this document are for information only and are not intended to be active links or to incorporate any website information into this document.

ITEM 1A. RISK FACTORS

We, like other financial institutions, face risks inherent to our business, financial condition, liquidity, results of operations and capital position. These risks could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

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

RISKS RELATING TO THE BUSINESS and economic ENVIRONMENT AND OUR INDUSTRY

The coronavirus (COVID-19) pandemic has significantly disrupted the global economy and the markets in which we operate, which has adversely impacted, and may continue to adversely impact, our business, financial condition and results of operation. Its continued impact will depend on future developments, which are highly uncertain and difficult to predict, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.

The COVID-19 pandemic has significantly disrupted and negatively impacted the global economy, disrupted global supply chains, created significant volatility in the financial markets, significantly increased unemployment levels worldwide and decreased consumer confidence and commercial activity generally, including in the markets in which we do business, leading to an increased risk of delinquencies, defaults and foreclosures. The COVID-19 pandemic has also contributed to higher and more volatile credit loss expense and potential for increased charge-offs; loan and credit ratings downgrades; credit deterioration and defaults in many industries; a significant increase in the volatility of equity, fixed income and commodity markets; and a decrease in the rates and yields on U.S. Treasury securities and other investment securities, which has led to decreased net interest income.

In response to the pandemic, governments across the world, including the governments of Puerto Rico (our primary market), the United States Virgin Islands (“USVI”) and the British Virgin Islands (“BVI”), as well as state governments in the United States mainland, including New York, New Jersey and Florida, where Popular Bank (“PB”) has branches, ordered the temporary closure of many businesses, implemented mandatory curfews and the institution of social distancing, shelter in place and other health and safety requirements. Although many of these restrictive measures have been eased or lifted, allowing for the gradual reopening of the economy, certain restrictive measures remain in place and additional restrictive measures may be implemented in the future as a result of a resurgence in the spread of the virus or new strains of the virus. The restrictions imposed by governments in response to the outbreak caused significant disruption to economic activity and an increase in unemployment in the markets in which we operate, including Puerto Rico, which has been facing significant fiscal and economic challenges for over a decade. For more information, refer to the Geographic and Government Risk section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section in the Annual Report on Form 10-K. Further deterioration of the Puerto Rico, USVI, BVI and the broader U.S. economy would be expected to adversely affect the ability of our borrowers to comply with their financial obligations and adversely impact demand for our products and services. The disruption in economic activity could also adversely affect the financial condition of government entities in Puerto Rico, the USVI and BVI to which we have exposure.

The COVID-19 pandemic also has significantly disrupted our operations and negatively impacted our business and financial condition. Many of BPPR’s and PB’s branches were temporarily closed in response to the pandemic. Currently, nearly all BPPR’s and PB’s branches are operating, in all instances subject to measures to preserve the health and safety of our employees and customers. To protect the health and safety of our workforce, we have facilitated a significant portion of our workforce to work remotely, which further exposes the Corporation to heightened risks with respect to cybersecurity, information security and other operational incidents, as well as our ability to maintain an effective system of internal controls. Furthermore, although we have implemented a remote work protocol for many of our workers and instituted health and safety measures to protect employees that cannot work remotely, a disruption to our ability to deliver financial products or services to, or interact with, our customers could also result in losses or increased operational costs, regulatory fines, penalties and other sanctions, or harm our reputation.

Furthermore, in response to the pandemic, beginning in March 2020, the Corporation implemented measures to provide financial relief to customers through programs such as payment moratoriums, suspensions of foreclosures and other collection activity, as well as waivers of certain fees and service charges. By the end of the third quarter of 2020 the Corporation had reinstated the imposition of these fees and service charges and resumed its delinquent loan collection efforts. The Federal Government also approved several economic stimulus measures, including the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, that seek to cushion the economic fallout of the pandemic, including guaranteeing loans to small and medium-sized businesses through the Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP”). However, there can be no assurance that measures taken by governmental authorities will be sufficient to offset the pandemic’s economic impact. In addition, moratoriums imposed by Federal or state law or provided voluntarily by the Corporation may limit our ability to determine the impact of the COVID-19 pandemic on the financial condition of certain of our customers and the credit quality of our loan portfolio until borrowers that have benefited from such moratoriums are required to resume loan repayments. As of December 31, 2020, only 4,359 loans with an aggregate book value of $0.5 billion remained subject to payment moratoriums. For a discussion on the loan payment moratorium programs implemented by the Corporation to provide financial relief to customers during the pandemic, refer to the Allowance for Credit Losses section of the MD&A in the Annual Report on Form 10-K. Such moratorium and stimulus programs have also imposed significant operational burdens on the Corporation, which also heighten the risk of operational incidents, including fraud and undetected errors. Our participation (or lack of participation) in certain governmental programs enacted in response to the pandemic, including the PPP, could further result in reputational harm, litigation and regulatory and other government action against the Corporation. For example, the Corporation may be exposed to the risk of litigation, from both customers and non-customers that approached the Corporation regarding PPP loans, regarding its process and procedures used in processing applications under the PPP and may be exposed to adverse action for the improper conduct of its employees in connection with such loans. Furthermore, the Corporation may also have credit risk with respect to PPP loans if the SBA determines that there have been deficiencies in the way a PPP loan was originated, funded, or serviced by the Corporation, and denies its liability under the guaranty, reduces the amount of the guaranty or, if it has already paid under the guaranty, seeks recovery of any loss related to the deficiency from the Corporation.

The Corporation’s financial results for the year 2020 reflect the impact of the business disruption and relief measures described above. For example, the Corporation’s revenue streams were impacted during the first and second quarters of the year as a result of reduced consumer transaction activity, lower interchange income, the waiver of certain late fees and service charges, as well as the suspension in mortgage origination and related securitization and loan sale activities. During 2020, the Corporation also incurred additional expenses related to front-line employee bonuses, the enabling of remote access for employees to work from home, the expansion of employee benefits, as well as the impact of specific measures to prevent the spread of the disease and efforts related to customer relief programs, among other related expenses. The Corporation’s financial results for the second half of 2020 reflect the impact of increased economic activity because of the gradual reopening of the economy and the related improvement in the macroeconomic environment, as well as the impact of the various government stimulus programs launched in response to the pandemic. The extent to which the COVID-19 pandemic continues to impact our business, results of operations and financial condition (including our provision for credit losses, net charge offs, regulatory capital, liquidity ratios and the liquidity of the bank holding company and its operating subsidiaries), as well as the operations of our clients, customers, service providers and suppliers, will depend on future developments, which are highly uncertain and difficult to predict at this time, including the scope and duration of the pandemic, the appearance of new strains of the virus and actions taken by governmental authorities and other third parties in response to the pandemic, such as the speed and effectiveness of vaccination programs and the nature and length of economic stimulus initiatives. To the extent the pandemic continues to adversely affect our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.

A significant portion of our business is concentrated in Puerto Rico, where economic and fiscal challenges have adversely impacted and may continue to adversely impact us.

Our credit exposure is concentrated in Puerto Rico, which accounted as of December 31, 2020 for approximately 82% of our total assets, 84% of our deposits and 81% of our revenues for the year ended December 31, 2020. As such, our financial condition and results of operations are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets and asset values in Puerto Rico. Puerto Rico entered recession in the fourth quarter of fiscal year 2006 and its gross national product (GNP) thereafter contracted in real terms every year between fiscal years 2007 and 2018 (inclusive), except fiscal year 2012. Pursuant to the latest Puerto Rico Planning Board (the “Planning Board”) estimates, published in June 2020, the Commonwealth’s real GNP for fiscal years 2017 and 2018 decreased by 3.2% and 4.2%, respectively. The Planning Board estimates that real GNP increased approximately 1.5% in fiscal year 2019 due to the influx of federal funds and private insurance payments to repair damage caused by Hurricanes Irma and María, and that it decreased by approximately -5.4% in fiscal year 2020 due primarily to the adverse impact of the COVID-19 pandemic and the measures taken by the government in response to the same. The Planning Board projected that the negative effects of COVID-19 would continue through fiscal year 2021, resulting in a contraction in real GNP of approximately -2% in the current fiscal year.

The Commonwealth’s government has also been facing significant fiscal challenges that may have been exacerbated by the COVID-19 pandemic. The historical structural imbalance between revenues and expenditures, on the one hand, and unfunded legacy pension obligations, on the other hand, coupled with the Commonwealth’s inability to access financing in the capital markets or from private lenders, resulted in the Commonwealth and various public corporations defaulting on and eventually seeking to restructure their debts and for the U.S. Congress to enact the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”) in June 2016. PROMESA, among other things, established a seven-member federally-appointed oversight board (the “Oversight Board”) with broad powers over the finances of the Commonwealth and its instrumentalities and provided to the Commonwealth, its public corporations and municipalities, broad-based restructuring authority, including through a bankruptcy-type process similar to that of Chapter 9 of the U.S. Bankruptcy Code. For a discussion of risks related to the Corporation’s credit exposure to the Commonwealth and its instrumentalities, see the Geographic and Government Risk section in the MD&A section of the Annual Report on Form 10-K.

The credit quality of BPPR’s loan portfolio necessarily reflects, among other things, the general economic conditions in Puerto Rico and other adverse conditions affecting Puerto Rico consumers and businesses. The Commonwealth’s prolonged recession resulted in limited loan demand and in an increase in the rate of foreclosures and delinquencies on loans granted in Puerto Rico. The measures taken to address the fiscal crisis and those that may have to be taken in the future could affect many of our individual customers and customers’ businesses, which could cause credit losses that adversely affect us. Fiscal adjustments have resulted and may continue to result in significant resistance from local politicians and other stakeholders, which may lead to social and political instability. Any reduction in consumer spending because of these issues may also adversely impact our interest and non-interest revenues.

If global or local economic conditions worsen, including as a result of the COVID-19 pandemic, or the Government of Puerto Rico is unable to manage its fiscal crisis, including completing an orderly restructuring of its debt obligations while continuing to provide essential services, those adverse effects could continue or worsen in ways that we are not able to predict and that are outside of our control. Under such circumstances, we could experience an increase in the level of provision for loan losses, nonperforming assets, net charge-offs and reserve for credit losses. These factors could have a material adverse impact on our earnings and financial condition.

Further deterioration in collateral values of properties securing our commercial, mortgage loan and construction portfolios would result in increased credit losses and continue to harm our results of operations.

The value of properties in some of the markets we serve, in particular in Puerto Rico, declined during the past decade as a result of adverse economic conditions. Further deterioration of the value of real estate collateral securing our commercial, mortgage loan and construction loan portfolios would result in increased credit losses. As of December 31, 2020, approximately 27%, 27% and 3%, of our loan portfolio consisted of commercial loans secured by real estate, mortgage loans and construction loans, respectively.

Substantially our entire loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is in Puerto Rico, the USVI, the BVI or the U.S. mainland, the performance of our loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific real estate market. General economic conditions in Puerto Rico (as impacted by the COVID-19 pandemic) and fiscal reforms aimed at addressing the current fiscal crisis could cause a further deterioration of the value of the real estate collateral securing our loan portfolios.

A further deterioration of the fair value of real estate properties for collateral dependent impaired loans would require increases in our provision for loan losses and allowance for loan losses. Any such increase would have an adverse effect on our future financial condition and results of operations. For more information on the credit quality of our construction, commercial and mortgage portfolio, see the Credit Risk section of the MD&A included in the Annual Report on Form 10-K.

Legislative and regulatory reforms may have a significant impact on our business and results of operations.

Popular is subject to extensive regulation, supervision and examination by federal, New York and Puerto Rico banking authorities. Any change in applicable federal, New York or Puerto Rico laws or regulations (or laws and regulations in other jurisdictions in which we may do business, such as California), including any changes implemented by the new administration, could have a substantial impact on our operations. Additional laws and regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations, which could have a material adverse effect on our financial condition and results of operations. Further, regulators in the performance of their supervisory and enforcement duties, have significant discretion and power to prevent or remedy unsafe and unsound practices or violations of laws by banks and bank holding companies. The exercise of this regulatory discretion and power could have a negative impact on Popular. Furthermore, the Commonwealth has enacted various reforms in response to its fiscal and economic problems and is likely to implement additional reforms as part of its obligations under PROMESA.

RISKS RELATING TO OUR BUSINESS

The fiscal and economic challenges of some of the jurisdictions in which we operate could materially adversely affect the value and performance of our portfolio of government securities and our loans to government entities in such jurisdictions, as well as the value and performance of commercial, mortgage and consumer loans to private borrowers who have significant relationships with the government or could be directly affected by government action in such jurisdictions. A reduction in Puerto Rico government deposits could also adversely affect our net interest income.

We have direct and indirect lending and investment exposure to the Puerto Rico government, its public corporations and municipalities. A deterioration of the Commonwealth’s fiscal and economic condition, including as a result of the COVID-19 pandemic and/or actions taken by the Commonwealth government or the Oversight Board to address the ongoing fiscal and economic crisis in Puerto Rico, could materially adversely affect the value and performance of our Puerto Rico government obligations, as well as the value and performance of commercial, mortgage and consumer loans to private borrowers who have significant relationships with the government or could be directly affected by government action, resulting in losses to us.

At December 31, 2020, our direct exposure to Puerto Rico government obligations was limited to obligations from various municipalities and amounted to $377 million. Of the amount outstanding at December 31, 2020, $342 million consisted of loans and $35 million consisted of securities. These municipal obligations are mostly general obligations backed by property tax revenues and to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations”, to which the applicable municipality has pledged other revenues. In addition, at December 31, 2020, the Corporation had $317 million in loans insured or securities issued by Puerto Rico governmental entities but for which the principal source of repayment is non-governmental. For additional discussion of the Corporation’s exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to the Geographic and Government Risk section in the MD&A section of the Annual Report on Form 10-K.

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

Furthermore, BPPR has a significant amount of deposits from the Commonwealth, its instrumentalities, and municipalities. The amount of such deposits may fluctuate depending on the financial condition and liquidity of such entities, as well as on the ability of BPPR to maintain these customer relationships. A portion of such deposits could also be used by the Commonwealth as part of its debts restructuring agreements under Title III of PROMESA. While a significant decrease in these deposits should not materially affect our liquidity since such deposits are collateralized, a significant decrease in the amount of such deposits could adversely affect our net interest income.

BPPR also has operations in the USVI and has credit exposure to USVI government entities. At December 31, 2020, BPPR’s direct exposure to USVI instrumentalities and public corporations amounted to approximately $105 million, of which $70 million is outstanding. The USVI has been experiencing several fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations. For additional information on the

Corporation’s exposure to the USVI government, refer to the Geographic and Government Risk section in the MD&A section of the Annual Report on Form 10-K.

Our businesses are subject to extensive regulation and we from time to time receive requests for information from departments of the U.S. and Puerto Rico governments, including those that investigate mortgage-related conduct.

Our businesses are subject to extensive regulation and we from time to time self-report compliance matters to, or receive requests for information from, departments of the U.S. and Puerto Rico governments. BPPR has received subpoenas and other requests for information from the departments of the U.S. government that investigate mortgage-related conduct, mainly concerning real estate appraisals and residential and construction loans in Puerto Rico. BPPR has also self-identified and reported to applicable regulators matters with respect to mortgage related practices.

For example, in July 2017, management learned that certain letters related to approximately 23,000 residential mortgage loans generated by Popular to comply with Bureau of Consumer Financial Protection (“CFPB”) rules requiring written notification to borrowers who have submitted a loss mitigation application were not mailed to borrowers over a period of up to approximately three-years due to a systems interface error. Loss mitigation is a process whereby creditors work with mortgage loan borrowers who are having difficulties making their loan payments on their debt. Popular corrected the systems interface error that caused the letters not to be sent, notified applicable regulators (including the CFPB), completed a review of its mortgage files to assess the scope of potential customer impact and conducted outreach and remediation efforts with respect to borrowers potentially affected by the systems interface error.

Incidents of this nature and investigations or examinations by governmental authorities (whether arising from these incidents or otherwise) may result in judgments, settlements, fines, enforcement actions, penalties or other sanctions adverse to the Corporation which could materially and adversely affect the Corporation’s business, financial condition or results of operations, or cause serious reputational harm.

We are exposed to credit risk from mortgage loans that have been sold or are being serviced subject to recourse arrangements.

Popular is generally at risk for mortgage loan defaults from the time it funds a loan until the time the loan is sold or securitized into a mortgage-backed security. We have furthermore retained, through recourse arrangements, part of the credit risk on sales of mortgage loans, and we also service certain mortgage loan portfolios with recourse. At December 31, 2020, we serviced $0.9 billion in residential mortgage loans subject to credit recourse provisions, principally loans associated with Fannie Mae and Freddie Mac programs. In the event of any customer default, pursuant to the credit recourse provided, we are required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that we would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2020, we repurchased approximately $161 million in mortgage loans subject to credit recourse provisions. In the event of nonperformance by the borrower, we have rights to the underlying collateral securing the mortgage loan. As of December 31, 2020, our liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $22 million. We may suffer losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing of the related property.

Defective and repurchased loans may harm our business and financial condition.

In connection with the sale and securitization of loans, we are required to make a variety of customary representations and warranties regarding Popular and the loans being sold or securitized. Our obligations with respect to these representations and warranties are generally outstanding for the life of the loan, and they relate to, among other things, compliance with laws and regulations, underwriting standards, the accuracy of information in the loan documents and loan file and the characteristics and enforceability of the loan.

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

Management believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but mistakes may be made, or certain employees may deliberately violate our lending policies. We seek to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. We have established specific reserves for probable losses related to repurchases resulting from representations and warranty violations on specific portfolios. At December 31, 2020, our reserve for estimated losses from representation and warranty arrangements amounted to $2 million, which was included as part of other liabilities in the consolidated statement of financial condition. Nonetheless, we do not expect any such losses to be significant, although if they were to occur, they would adversely impact our results of operations and financial condition.

As a holding company, we depend on dividends and distributions from our subsidiaries for liquidity.

We are a bank holding company and depend primarily on dividends from our banking and other operating subsidiaries to fund our cash needs. These obligations and needs include declaring dividends to our shareholders of our common stock, capitalizing subsidiaries, repaying maturing debt and paying debt service on outstanding debt. Our banking subsidiaries, BPPR and PB, are limited by law in their ability to make dividend payments and other distributions to us based on their earnings and capital position. Based on its current financial condition, PB may not declare or pay a dividend without the prior approval of the Federal Reserve Board and the NYSDFS. A failure by our banking subsidiaries to generate sufficient cash flow to make dividend payments to us may have a negative impact on our financial condition, liquidity, results of operation and capital position and may affect our ability to pay dividends to our shareholders and to repurchase shares of our common stock. Additionally, continued adverse macroeconomic conditions caused by the COVID-19 pandemic could also result in further restrictions from regulators on dividends and repurchases of our common stock, which could limit the capital we return to our shareholders. Also, a failure by the bank holding company to access sufficient liquidity resources to meet all projected cash needs in the ordinary course of business may have a detrimental impact on our financial condition and ability to compete in the market.

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

Substantially all the deposits of BPPR and PB are insured up to applicable limits by the FDIC’s DIF and, as a result, BPPR and PB are subject to FDIC deposit insurance assessments. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, our level of non-performing assets increases, or our risk profile changes or our capital position is impaired, we may be required to pay even higher FDIC premiums. Any future increases or special assessments may materially adversely affect our results of operations. See the “Supervision and Regulation—FDIC Insurance” discussion in Item 1. Business of this Form 10-K for additional information related to the FDIC’s deposit insurance assessments applicable to BPPR and PB.

Our business is susceptible to interest rate risk because a significant portion of our business involves borrowing and lending money, and investing in financial instruments. Reforms to and uncertainty regarding the London InterBank Offered Rate (LIBOR) also may adversely affect our business, financial condition and results of operations.

Our business and financial performance are impacted by market interest rates and movements in those rates. Since a high percentage of our assets and liabilities are interest bearing or otherwise sensitive in value to changes in interest rates, changes in rates, in the shape of the yield curve or in spreads between different types of rates can have a material impact on our results of operations and the values of our assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Interest rates are also highly sensitive to many factors over which we have no control and which we may not be able to anticipate adequately, including general economic conditions and the monetary and tax policies of various governmental bodies, particularly the Federal Reserve. For a discussion of the Corporation’s interest rate sensitivity, please refer to the “Risk Management” section of the MD&A of the Annual Report on Form 10-K.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, the LIBOR administration announced that it would consider continuing publication of certain US dollar LIBOR settings until June 30, 2023, subject to applicable regulations. In response to this announcement, Federal regulators issued a statement that, among other things, encouraged all financial institutions to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, interest rates on floating rate obligations, loans, deposits, derivatives and other financial instruments held by the Corporation and tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected.

Any failure by market participants and regulators to successfully introduce benchmark rates to replace LIBOR and implement effective transitional arrangements to address the discontinuation of LIBOR could also result in disruption in the financial markets. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates.

Regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is difficult to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments. Furthermore, the contractual documents governing the Corporation’s LIBOR-linked financial instruments may not provide effective fallback language in the event LIBOR rates cease to be published, which may present the Corporation with legal and regulatory risk if, for example, the Corporation is unable to amend these financial instruments prior to such cessation.

If our goodwill, deferred tax assets or amortizable intangible assets become impaired, it may adversely affect our financial condition and future results of operations.

As of December 31, 2020, we had approximately $671 million, $851 million and $16 million, respectively, of goodwill, net deferred tax assets and amortizable intangible assets recorded on our balance sheet. If our goodwill, deferred tax assets or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the goodwill or amortizable intangible assets may not be recoverable, include a decline in Popular’s stock price related to macroeconomic conditions in the global market as well as the weakness in the Puerto Rico economy and fiscal situation, declines in our market capitalization, reduced future earnings estimates, continuance of a low interest rate environment and the continued impact of the COVID-19 pandemic, which may exacerbate these and other circumstances, could in turn result in an impairment of goodwill. The goodwill impairment evaluation process requires us to make estimates and assumptions with regards to the fair value of our reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact our results of operations and the reporting unit where the goodwill is recorded.

The determination of whether a deferred tax asset is realizable is based on weighting all available evidence. The realization of deferred tax assets, including carryforwards and deductible temporary differences, depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. The analysis considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years and tax-planning strategies. Similarly, the COVID-19 pandemic’s impact on the expected profitability of our businesses may affect the realizability of our deferred tax assets in our Puerto Rico and U.S. operations.

If we are required to record a charge to earnings in our consolidated financial statements because an impairment of the goodwill, deferred tax assets or amortizable intangible assets is determined, our financial condition and results of operations would be adversely affected.

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

The Dodd-Frank Act requires the U.S. financial regulators, including the Federal Reserve Board, the other federal banking agencies and the SEC, to adopt rules prohibiting incentive-based payment arrangements that encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss at specified regulated entities having at least $1 billion in total assets (including Popular, PNA, BPPR and PB). The U.S. financial regulators proposed revised rules in 2016, which have not been finalized. Compliance with such revised rules may substantially affect the way in which we structure compensation for our executives and other employees. For a more detailed discussion of these proposed rules, see the “Supervision and Regulation—Incentive Compensation” section in Item 1. Business of this Form 10-K.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of Popular and our subsidiaries to hire, retain and motivate key employees. Limitations on our compensation practices could have a negative impact on our ability to attract and retain talented senior leaders in support of our long-term strategy.

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

Our banking subsidiaries have servicing, licensing and custodial agreements with third parties that include ratings covenants. Upon failure to maintain the required credit ratings, the third parties could have the right to require us to engage a substitute fund custodian and increase collateral levels securing the recourse obligations. Popular services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require us to post collateral to secure such recourse obligations if our required credit ratings are not maintained. Collateral pledged by us to secure recourse obligations approximated $50 million at December 31, 2020. We could be required to post additional collateral under the agreements. Management expects that we would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of custodian funds could reduce our liquidity resources and impact its operating results. The termination of those agreements or the inability to realize servicing income for our businesses could have an adverse effect on those businesses. Other counterparties are also sensitive to the risk of a ratings downgrade and the implications for our businesses and may be less likely to engage in transactions with us, or may only engage in them at a substantially higher cost, if our ratings remain below investment grade.

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

In addition, the Basel Committee on Banking Supervision published Basel IV in December 2017. Basel IV significantly revises the Basel capital framework, and the impact on us will depend on the way the revisions are implemented in the U.S. See the

“Supervision and Regulation – Capital Adequacy” discussion in Item 1. Business of this Form 10-K for additional information related to the Basel III Capital Rules and Basel IV.

The resolution of pending litigation and regulatory proceedings, if unfavorable, could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects.

We face legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. For further information relating to our legal risk, see Note 23 - “Commitments & Contingencies”, to the Consolidated Financial Statements in the Annual Report on Form 10-K.

Complying with economic and trade sanctions programs and anti-money laundering laws and regulations can increase our operational and compliance costs and risks. If we, and our subsidiaries, affiliates or third-party service providers, are found to have failed to comply with applicable economic and trade sanctions programs and anti-money laundering laws and regulations, we could be exposed to fines, sanctions and penalties, and other regulatory actions, as well as governmental investigations.

As a federally regulated financial institution, we must comply with regulations and economic and trade sanctions and embargo programs administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Treasury, as well as anti-money laundering laws and regulations, including those under the Bank Secrecy Act.

Economic and trade sanctions regulations and programs administered by OFAC prohibit U.S.-based entities from entering into or facilitating unlicensed transactions with, for the benefit of, or in some cases involving the property and property interests of, persons, governments or countries designated by the U.S. government under one or more sanctions regimes, and also prohibit transactions that provide a benefit that is received in a country designated under one or more sanctions regimes. We are also subject to a variety of reporting and other requirements under the Bank Secrecy Act, including the requirement to file suspicious activity and currency transaction reports, that are designed to assist in the detection and prevention of money laundering, terrorist financing and other criminal activities. In addition, as a financial institution we are required to, among other things, identify our customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or altogether prohibit certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning our customers and their transactions. Failure by the Corporation, its subsidiaries, affiliates or third-party service providers to comply with these laws and regulations could have serious legal and reputational consequences for the Corporation, including the possibility of regulatory enforcement or other legal action, including significant civil and criminal penalties. We can also incur higher costs and face greater compliance risks in structuring and operating our businesses to comply with these requirements. The markets in which we operate heighten these costs and risks.

We have established risk-based policies and procedures designed to assist us and our personnel in complying with these applicable laws and regulations. With respect to OFAC regulations and economic and trade sanction programs, these policies and procedures employ software to screen transactions for evidence of sanctioned-country and person’s involvement. Consistent with a risk-based approach and the difficulties in identifying and where applicable, blocking and rejecting transactions of our customers or our customers’ customers that may involve a sanctioned person, government or country, there can be no assurance that our policies and procedures will prevent us from violating applicable laws and regulations in transactions in which we engage, and such violations could adversely affect our reputation, business, financial condition and results of operations.

From time to time we have identified and voluntarily self-disclosed to OFAC transactions that were not timely identified, blocked or rejected by our policies, controls and procedures for screening transactions that might violate the regulations and economic and trade sanctions programs administered by OFAC. There can be no assurances that any failure to comply with U.S. sanctions and embargoes, or with anti-money laundering laws and regulations, will not result in material fines, sanctions or other penalties being imposed on us.

Furthermore, if the policies, controls, and procedures of one of the Corporation’s third-party service providers do not prevent it from violating applicable laws and regulations in transactions in which it engages, such violations could adversely affect its ability to provide services to us, and, in the case of EVERTEC, could adversely affect the value of our investment in EVERTEC.

RISKS RELATING TO OUR OPERATIONS

We are subject to a variety of cybersecurity risks, that if realized, may have an adverse effect on our business and results of operations. These cybersecurity risks have been heightened by the increase on our employees’ remote work capabilities and in the use of digital channels by our customers as a result of the COVID-19 pandemic.

Information security risks for large financial institutions such as Popular have increased significantly in recent years in part because of the proliferation of new technologies, such as Internet and mobile banking to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, hacktivists and other parties. In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to transmit and store sensitive data. We employ a layered defensive approach that employs people, processes and technology to manage and maintain cybersecurity controls through a variety of preventative and detective tools that monitor, block, and provide alerts regarding suspicious activity and identify suspected advanced persistent threats. Notwithstanding our defensive measures and the significant resources we devote to protect the security of our systems, there is no assurance that all of our security measures will be effective at all times, especially as the threats from cyber-attacks is continuous and severe. The risk of a security breach due to a cyber attack could increase in the future as we continue to expand our mobile banking and other internet-based product offerings and Popular’s internal use of internet-based products and applications.

We continue to detect and identify attacks that are becoming more sophisticated and increasing in volume, as well as attackers that respond rapidly to changes in defensive countermeasures. We have been the target of phishing attacks in the past, targeting both our customers and employees through brand and email impersonation, that have compromised the email accounts of certain of our customers and employees. We continually monitor and address those vulnerabilities and continue to enhance our security measures to detect and prevent such events, while enhancing employee and customer trainings and awareness campaigns. There can be no assurances, however, that there will not be further compromises of sensitive customer information in the future. Furthermore, increased use of remote access and third-party video conferencing solutions during the COVID-19 pandemic, to facilitate work-from-home arrangements for employees, and facilitating the use of digital channels by our customers, could increase our exposure to cyber attacks. In addition, a third party could misappropriate confidential information obtained by intercepting signals or communications from mobile devices used by Popular’s employees.

The most significant cyber-attack risks that we may face are e-fraud, denial-of-service, ransomware and computer intrusion that might result in disruption of services and in the exposure or loss of customer or proprietary data. Loss from e-fraud occurs when cybercriminals compromise our systems and extract funds from customer’s credit cards or bank accounts. Denial-of-service disrupts services available to our customers through our on-line banking system. Computer intrusion attempts might result in the compromise of sensitive customer data, such as account numbers and social security numbers, and could present significant reputational, legal and regulatory costs to Popular if successful. Risks and exposures related to cyber security attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as the expanding use of digital channels for banking, such as mobile banking and other technology-based products and services used by us and our customers. Although we are regularly targeted by unauthorized parties, we have not, to date, experienced any material losses as a result of any cyber-attacks.

A successful compromise or circumvention of the security of our systems could have serious negative consequences for us, including significant disruption of our operations and those of our clients, customers and counterparties, misappropriation of confidential information of us or that of our clients, customers, counterparties or employees, or damage to computers or systems used by us or by our clients, customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could have a material adverse effect on us. For example, if personal, non-public, confidential or proprietary information in our possession were to be mishandled, misused or stolen, we could suffer significant regulatory consequences, reputational damage and financial loss. The extent of a particular cyber attack and the steps that we may need to take to investigate the attack may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed. While such an investigation is ongoing, Popular may not necessarily know the full extent of the harm caused by the cyber attack, and that damage may continue to spread. These factors may inhibit our ability to provide rapid, full and reliable information about the cyber attack to its clients, customers, counterparties and regulators, as well as the public. Furthermore, it may not be clear how best to contain and remediate the harm caused by the cyber attack, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Any or all of these factors could further increase the costs and consequences of a cyber attack. For a discussion of the guidance that federal banking regulators have released regarding cybersecurity and cyber risk management standards, see “Regulation and Supervision” in Part I, Item 1 — Business, included in this Form 10-K. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

We rely on third parties for the performance of a significant portion of our information technology functions and the provision of information security, technology and business process services. The most important of these third-party service providers for us is EVERTEC, and certain risks particular to EVERTEC are discussed below under “Risks Relating to Our Relationship with EVERTEC.” The success of our business depends in part on the continuing ability of these (and other) third parties to perform these functions and services in a timely and satisfactory manner, which performance could be disrupted or otherwise adversely affected due to failures or other information security events originating at the third parties or at the third parties’ suppliers or vendors (so-called “fourth party risk”). We may not be able to effectively monitor or mitigate fourth-party risk, in particular as it relates to the use of common suppliers or vendors by the third parties that perform functions and services for us.

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate and remediate any information security vulnerabilities. System enhancements and updates may also create risks associated with implementing new systems and integrating them with existing ones, including risks associated with supply chain compromises and the software development lifecycle of the systems used by us and our service providers. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our layers of defense can itself create a risk of systems disruptions and security issues. In addition, addressing certain information security vulnerabilities, such as hardware-based vulnerabilities, may affect the performance of our information technology systems. The ability of our hardware and software providers to deliver patches and updates to mitigate vulnerabilities in a timely manner can introduce additional risks, particularly when a vulnerability is being actively exploited by threat actors.

If Popular’s operational systems, or those of external parties on which Popular’s businesses depend, are unable to meet the requirements of our businesses and operations or bank regulatory standards, or if they fail or have other significant shortcomings, Popular could be materially and adversely affected.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business operations such as data processing, information security, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. The most important of these third-party service providers for us is EVERTEC, and certain risks particular to EVERTEC are discussed below under “Risks Relating to Our Relationship with EVERTEC.” While we select third-party vendors carefully, we do not control their actions and we may also be subject to long-term contracts with certain of these vendors (including EVERTEC) that, for example, limit our ability to replace these vendors. Any problems caused by these third parties, including those resulting from disruptions in services provided by a vendor, breaches of a vendor’s systems, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason or poor performance of services, or failure of a vendor to notify us of a reportable event, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third-party vendors, when possible, could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations. In addition, the assessment and management by financial institutions of the risks associated with third party vendors have been subject to greater regulatory scrutiny. We expect to incur additional costs and expenses in connection with our oversight of third-party relationships, especially those involving significant banking functions, shared services or other critical activities. Our failure to properly manage risks associated to our third-party relationships could result in potential liability to clients and customers, fines, penalties or judgments imposed by our regulators, increased operating expenses and harm to our reputation, any of which could materially and adversely affect us.

Unforeseen or catastrophic events, including extreme weather events and other natural disasters, man-made disasters or the emergence of pandemics or epidemics, could cause a disruption in our operations or other consequences that could have a material adverse effect on our financial condition and results of operations. Climate change could also have a material adverse impact on our business operations and that of our clients and customers.

The occurrence of unforeseen or catastrophic events in the markets in which we do business, including extreme weather events and other natural disasters, man-made disasters, or the emergence of pandemics could cause a disruption in our operations and have a material adverse effect on our financial condition and results of operations. A significant portion of our operations are located in Puerto Rico, the USVI and BVI, a region susceptible to hurricanes, earthquakes and other similar events. For example, in 2017, our operations in Puerto Rico, the USVI and BVI were significantly disrupted by the impact of Hurricanes Irma and Maria. In January 2020, Puerto Rico was impacted by a magnitude 6.4 earthquake which caused island-wide power outages and significant damage to infrastructure and property in the southwest region of the island. Future natural disasters can again cause disruption to our operations and could have a material adverse effect on our business, financial condition or results of operations. We maintain insurance against natural disasters including coverage for lost profits and extra expense; however, there is no insurance against the disruption that a catastrophic natural disaster could produce to the markets that we serve and the potential negative impact to economic activity. Further, future natural disasters in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may further adversely impact the value of any collateral held by us. Man-made disasters, pandemics, epidemics and other events connected with the regions in which we operate could have similar effects. The frequency, severity and impact of future hurricanes, earthquakes, pandemics, epidemics and other similar events are difficult to predict.

Furthermore, we operate in regions, countries and communities where our business and the activities and operations of our clients and customers may be further disrupted by global climate change. Potential physical risks from climate change include the increase in the frequency and severity of weather events, such as storms and hurricanes, and long-term shifts in climate patters, such as sustained higher and lower temperatures, sea level rise, heat waves and droughts, among others. These events may cause disruptions in our business and operations and the destruction of our properties and assets. Furthermore, these severe weather events may also disrupt the businesses and operations of our clients and customers and damage the properties and assets of our borrowers, adversely affecting the financial condition of our clients and customers and the value of any collateral held by us. Losses resulting from these disasters and severe weather events may make it more difficult for our borrowers to timely repay their loans. If these events occur, we may experience a decrease in the value of our loan portfolio and our revenue, and may incur in additional operational expenses, each of which could have a material adverse effect on our financial condition and results of operations. Additionally, the impact of climate change in the markets that we operate and in other global markets may have the effect of increasing the costs or reducing the availability of insurance needed for our business operations. Climate change may also create transitional risks resulting from a shift to a low-carbon economy. These transition risks, which we may be subject to, may include changes in the legal and regulatory landscape, technology, consumer sentiment and preferences, and market demands that seek to mitigate the effects of climate change. These climate driven changes could have a material adverse impact on asset values and on our business and financial performance and those of our clients and customers.

risks related to acquisition transactions

Potential acquisitions of businesses or loan portfolios could increase some of the risks that we face, and may be delayed or prohibited due to regulatory constraints.

To the extent permitted by our applicable regulators, we may pursue strategic acquisition opportunities. Acquiring other banks or businesses, however, involves various risks commonly associated with acquisitions, including, among other things, potential exposure to unknown or contingent liabilities of the target company, exposure to potential asset quality issues of the target company, potential disruption to our business, the possible loss of key employees and customers of the target company, and difficulty in estimating the value of the target company. If in connection with an acquisition we pay a premium over book or market value, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, or other projected benefits from an acquisition could have a material adverse effect on our business, financial condition and results of operations.

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

RISKS RELATING TO OUR RELATIONSHIP WITH EVERTEC

We are dependent on EVERTEC for certain of our core financial transaction processing and information technology and security services, which exposes us to a number of operational risks that could have a material adverse effect on us.

In connection with the sale of a 51% ownership interest in EVERTEC in the third quarter of 2010, we entered into a long-term Amended and Restated Master Services Agreement (the “MSA”) with EVERTEC, pursuant to which we agreed to receive from EVERTEC, on an exclusive basis, certain core banking and financial transaction processing and information technology and security services. The term of the MSA extends until September 30, 2025. Under the MSA, we also granted EVERTEC a right of first refusal over certain services or products and development projects related to the services thereunder provided. We also entered into several other agreements, generally coterminous with the MSA, pursuant to which BPPR agreed to sponsor EVERTEC as an independent sales organization with respect to certain credit card associations, agreed to certain exclusivity and non-solicitation restrictions with respect to merchant services, and agreed to support the ATH brand and network, among other matters. As a result, we are now dependent on EVERTEC for the provision of essential services to our business, including our core banking business, and there can be no assurances that the quality of the services will be appropriate or that EVERTEC will be able to continue to provide us with the necessary financial transaction processing, security and technology services. As a result, our relationship with EVERTEC exposes us to operational, cybersecurity and business risks that could have a material adverse effect on us.

As a result of our agreements with EVERTEC, we are particularly exposed to the operational risks of EVERTEC, including those relating to a breakdown or failure of EVERTEC’s systems or internal controls environment, including as a result of security breaches or attacks, employee error or malfeasance, system breakdowns, vulnerabilities, obsolescence or otherwise. Over the term of the MSA, we have experienced various interruptions and delays in key services provided by EVERTEC, as well as cyber breaches, system breakdowns and instances of application obsolescence. The continuance or increase in service delays or interruptions, vulnerabilities in EVERTEC’s information systems, or cyberattacks to, or breaches to the confidentiality of the information that resides in such systems, could harm our business by disrupting our delivery of services, expose us to regulatory, legal and compliance risk and damage our reputation, which could have a material adverse impact on our financial condition and results of operations. For further information regarding our cybersecurity risks, refer to the “We are subject to a variety of cybersecurity risks that, if realized, could adversely affect how we conduct our business” risk factor. Our ability to recover from EVERTEC for breach of the MSA, including the failure to meet the service levels provided for therein, may not fully compensate us for the damages we may suffer as a result of such breach.

Popular faces significant and increasing competition in the rapidly evolving financial services industry. If EVERTEC is unable to meet constant technological changes and react quickly to meet new industry standards, we may be unable to enhance our current services and introduce new products and services in a timely and cost-effective manner, placing us at a competitive disadvantage and significantly affecting our business, financial condition and results of operations.

We operate in a highly competitive environment in which we must evolve and adapt to the significant changes as a result of technological advances. For example, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products. We compete on the basis of the quality and variety of products and services offered, innovation, price, ease of use, reputation and transaction execution. To compete effectively, we need to constantly enhance and modify our products and services and introduce new products and services to attract and retain clients or to match products and services offered by our competitors, including technology companies and other nonbank firms that are engaged in providing similar products and services. These enhancements and new products and services require the delivery of technology services by EVERTEC pursuant to the MSA, making our success dependent on EVERTEC’s ability to timely complete and introduce these enhancements and new products and services in a cost-effective manner.

Some of our competitors rely on financial services technology and outsourcing companies that are much larger than EVERTEC and that may have better technological capabilities and product offerings. Furthermore, financial services technology companies typically make capital investments to develop and modify their product and service offerings to facilitate their customers’ compliance with the extensive and evolving regulatory and industry requirements, and in most cases such costs are borne by the technology provider. Because of our contractual relationship with EVERTEC, however, we may be required to bear the full cost of such developments and modifications pursuant to the MSA.

Moreover, the terms, speed, scalability and functionality of certain of EVERTEC’s technology services are not competitive when compared to offerings from its competitors. Evertec’s failure to sufficiently invest in and upscale its technology and services infrastructure to meet the rapidly changing technology demands of our industry may result in us being unable to meet customer expectations and attract or retain customers. Any such impact could, in turn, reduce Popular’s revenues, place us in a competitive disadvantage and significantly affect our business, financial condition and results of operations.

A transition to a new financial services technology provider, and the replacement of services currently provided to us by EVERTEC, may be lengthy and complex.

Switching from one vendor of core bank processing and related technology and security services to a new vendor is a complex process that carries business and financial risks, even where such a switch can be accomplished without violating our contractual obligations to EVERTEC. The implementation cycle for such a transition can be lengthy and require significant financial and management resources from us. Such a transition can also expose us, and our clients, to increased costs (including conversion costs) and business disruption. Upon the transition of all or a portion of existing services provided by EVERTEC to a new financial services technology provider, either at the end of the term of the MSA and related agreements or earlier upon the occurrence of an early termination thereunder, these transition risks could result in an adverse effect on our business, financial condition and results of operations. Although EVERTEC has agreed to provide certain transition assistance to us in connection with the termination of the MSA, we are ultimately dependent on their ability to provide those services in a responsive and competent manner. Furthermore, we may require transition assistance from EVERTEC beyond the term of the MSA, delaying and lengthening any transition process away from EVERTEC while increasing related costs.

Under the MSA, we are required to provide written notice of non-renewal no less than one year prior to the relevant termination date avoid an automatic three-year renewal. In practice, however, if we decided to switch to a new provider, we would have to commence procuring and working on a transition process much earlier and such process may extend beyond the current term of the MSA. Furthermore, if we were unsuccessful or decided not to complete the transition after expending significant funds and management resources, it could also result in an adverse effect on our business, financial condition and results of operations.

The value of our remaining ownership interest in EVERTEC, and the revenues we derive from EVERTEC, could be materially reduced if we decided not to renew our agreements with EVERTEC or were to terminate them before the expiration of their term.

We continue to have a 16.16% ownership interest in EVERTEC and account for this investment under the equity method. As such, we include our investment in EVERTEC in other assets and our proportionate share of income or loss is included in other operating income in our consolidated statements of operations. For 2020, our share of EVERTEC’s changes in equity recognized in income was $17.8 million. The carrying value of our investment in EVERTEC was, as of December 31, 2020, approximately $86 million. Meanwhile, the services EVERTEC delivers to us represent a significant portion of EVERTEC’s revenues (approximately 47% for 2020). As a result, if we were not to renew the MSA and our other agreements with EVERTEC, or otherwise terminate them before the end of their term, EVERTEC’s financial position and results of operations could be materially adversely affected and the value of our remaining ownership interest in EVERTEC, and the income we report from this investment, may be materially reduced. Furthermore, revenue from EVERTEC’s merchant acquiring business, which constitutes approximately 22% of EVERTEC’s revenues, depends, in part, on EVERTEC’s alliance with BPPR. If such relationship were to suffer, or be terminated, EVERTEC’s business may be adversely affected.

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

This could adversely affect the market price of our Common Stock and Preferred Stock. Also, we are a bank holding company and our ability to declare and pay dividends is dependent on certain Federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends. It is Federal Reserve Board policy that bank holding companies should pay dividends on common stock only out of the net income available to common stock over the past year and only if the prospective rate of earnings retention appears consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition.

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

Accordingly, stockholders may have to sell some or all of their shares of our Common Stock or Preferred Stock in order to generate cash flow from their investment. Stockholders may not realize a gain on their investment when they sell the Common Stock or Preferred Stock and may lose the entire amount of their investment.

Certain of the provisions contained in our Certificate of Incorporation have the effect of making it more difficult to change the Board of Directors, and may make the Board of Directors less responsive to stockholder control.

Until our existing classified Board of Directors structure is fully phased out beginning with our 2023 annual meeting of stockholders, our certificate of incorporation provides that the members of the Board of Directors are divided into three classes. At the 2021 annual meeting of stockholders, one-third of the members of the Board of Directors will be elected for a term expiring at the 2022 annual meeting of stockholders, at the 2022 annual meeting of stockholders, two-thirds of the members of the Board of Directors will be elected for a term expiring at the 2023 annual meeting of stockholders, and thereafter directors will be elected annually. Therefore, until our 2022 annual meeting of stockholders control of the Board of Directors cannot be changed in one year, and at least two annual meetings must be held before a majority of the members of the Board of Directors can be changed. Our certificate of incorporation also provides that a director, or the entire Board of Directors, may be removed by the stockholders only for cause by a vote of at least two -thirds of the combined voting power of the outstanding capital stock entitled to vote for the election of directors. These provisions have the effect of making it more difficult to change the Board of Directors, and may make the Board of Directors less responsive to stockholder control. These provisions also may tend to discourage attempts by third parties to acquire Popular because of the additional time and expense involved and a greater possibility of failure, and, as a result, may adversely affect the price that a potential purchaser would be willing to pay for the capital stock, thereby reducing the amount a stockholder might realize in, for example, a tender offer for our capital stock.

For further information of other risks faced by Popular please refer to the MD&A section of the Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2020, BPPR operated 172 branches, of which 67 were owned and 105 were leased premises, and PB operated 50 branches of which 5 were owned and 45 were on leased premises. Also, the Corporation had 619 ATMs operating in Puerto Rico, 23 in Virgin Islands and 118 in the U.S. Mainland. On October 27, 2020, Popular Bank authorized and approved a strategic realignment of its New York Metro branch network that resulted in eleven (11) branch closures and related staffing reductions. The branch closures were completed on January 29, 2021. Refer to additional information on Management’s Discussion and Analysis included in this Form 10K. The principal properties owned by Popular for banking operations and other services are described below. Our management believes that each of our facilities is well maintained and suitable for its purpose.

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

Stop 22 Building, a twelve-story structure located in Santurce, Puerto Rico.

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

Ponce de León 167 Building, a five-story office building located in Hato Rey, Puerto Rico.

U.S. & British Virgin Islands

BPPR Virgin Islands Center, a three-story building located in St. Thomas, U.S. Virgin Islands.

Popular Center -Tortola, a four-story building located in Tortola, British Virgin Islands.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of Legal proceedings, see Note 23, “Commitments and Contingencies”, to the Consolidated Financial Statements in the Annual Report in this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Popular’s Common Stock is traded on the NASDAQ Global Select Market under the symbol “BPOP”.

During 2020, the Corporation declared quarterly cash dividends of $0.40 (2019 - $0.30 per quarter). On November 19, 2020, the Corporation’s Board of Directors approved a quarterly cash dividend of $0.40 per share on its outstanding common stock, payable on January 4, 2021 to shareholders of record at the close of business on December 11, 2020. The Common Stock ranks junior to all series of Preferred Stock as to dividend rights and/or as to rights on liquidation, dissolution or winding up of Popular. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, the Common Stock is subject to certain restrictions in the event that Popular fails to pay or set aside full dividends on the Preferred Stock for the latest dividend period.

On May 27, 2020, the Corporation completed a $500 million accelerated share repurchase transaction (“ASR”) with respect to its common stock. On March 19, 2020 (the “early termination date”), the dealer counterparty to the ASR exercised its right under the ASR agreement to terminate the transaction because the trading price of the Corporation’s common stock fell below a specified level due to the effects of the COVID-19 pandemic on the global markets. As a result of such early termination, the final settlement of the ASR, which was originally expected to occur during the fourth quarter of 2020, occurred during the second quarter of 2020. Under the ASR, the Corporation prepaid $500 million and received from the dealer counterparty an initial delivery of 7,055,919 shares of common stock on February 3, 2020. As part of the final settlement of the ASR, the Corporation received an additional 4,763,216 shares of common stock after the early termination date. In total, the Corporation repurchased 11,819,135 shares at an average price per share of $42.3043 under the ASR. The Corporation accounted for the ASR as a treasury stock transaction. This transaction increased by $2.20 the Corporation’s tangible book value per share.

Additional information concerning legal or regulatory restrictions on the payment of dividends by Popular, BPPR and PB is contained under the caption “Regulation and Supervision” in Item 1 herein.

As of February 24, 2020, Popular had 6,768 stockholders of record of the Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Common Stock on that date was $69.17 per share.

Preferred Stock

Popular has 30,000,000 shares of authorized Preferred Stock that may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. Popular’s Preferred Stock issued and outstanding at December 31, 2020 consisted of:

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

Monthly dividends on the Preferred Stock amounted to a total of $1.8 million for the year 2020. There can be no assurance that any dividends will be declared on the Preferred Stock in any future periods.

On February 24, 2020, the Corporation redeemed all outstanding shares of its 8.25% Non-Cumulative Monthly Income Preferred Stock, Series B (“Series B Preferred Stock”) at the redemption price of $25.00 per share, plus $0.1375 in accrued and unpaid dividends on each share, for a total payment per share in amount the of $25.1375.

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

Equity Based Plans

On May 12, 2020, the shareholders of the Corporation approved the Popular, Inc. 2020 Omnibus Incentive Plan, which permits the Corporation to issue several types of stock-based compensation to employees and directors of the Corporation and/or any of its subsidiaries (the “2020 Incentive Plan”). The 2020 Incentive Plan replaced the Popular, Inc. 2004 Omnibus Incentive Plan, which was in effect prior to the adoption of the 2020 Incentive Plan. As of December 31, 2020, the maximum number of shares of common stock remaining available for future issuance under this plan was 3,940,048. For information about the securities remaining available for issuance under our equity-based plans, refer to Part III, Item 12.

Purchases of Equity Securities

The following table sets forth the details of purchases of Common Stock by the Corporation during the quarter ended December 31, 2020:

Issuer Purchases of Equity Securities

Not in thousands
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31	1,636	$40.54	-	-
November 1 – November 30	-	-	-	-
December 1 – December 31	7,815	48.53	-	-
Total December 31, 2020	9,451	$47.15	-	-

(1) Includes 9,451 shares of common stock acquired by the Corporation in connection with the satisfaction of tax withholding obligations on vested awards of restricted stock or restricted stock units granted to directors and certain employees under the Corporation’s Omnibus Incentive Plan. The acquired shares of common stock were added back to treasury stock.

Equity Compensation Plans

For information about our equity compensation plans, refer to Part III, Item 12.

Stock Performance Graph (1)

The graph below compares the cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Nasdaq Bank Index and the Nasdaq Composite Index.

The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2015, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

COMPARISON OF FIVE YEAR CUMULATIVE RETURN
Total Return of December 31
December 31, 2015 =100

(1) Unless Popular specifically states otherwise, this Stock Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item appears in Table 2, “Selected Financial Data”, and the text under the caption “Statement of Operations Analysis” in the Management Discussion and Analysis of Financial Condition and Results of Operations, commencing on page 50.

Our long-term senior debt and Preferred Stock on a consolidated basis as of December 31 of each of the last five years is:

	At December 31,
(in thousands)	2020	2019	2018	2017	2016
Long-term obligations	$1,224,981	$1,101,608	$1,536,356	$1,574,852	$1,662,508
Non-cumulative Preferred Stock	22,143	50,160	50,160	50,160	50,160

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item included in this Form 10K, commencing on page 50.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of our investments appears under the caption “Risk Management”, on page 80 within Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in under the caption “Statistical Summaries” on pages 113 to 117 included in this Form 10K.

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

Assessment on Internal Control over Financial Reporting

The information under the captions “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” are located in pages 118 and 119 in this Form 10K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Security Ownership of Certain Beneficial Owners and Management”, “Delinquent Section 16(a) Reports”, “Corporate Governance”, “Nominees for Election as Directors and Other Directors” and “Executive Officers” in the Proxy Statement are incorporated herein by reference. The Board has adopted a Code of Ethics to be followed by our employees, officers (including the Chief Executive Officer, Chief Financial Officer and Corporate Comptroller) and directors to achieve conduct that reflects our ethical principles. The Code of Ethics is available on our website at www.popular.com. We will post on our website any amendments to the Code of Ethics or any waivers from a provision of Code of Ethics granted to the Chief Executive Officer, Chief Financial Officer, or Principal Accounting Officer.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Proxy Statement under the caption “Executive and Director Compensation,” including the “Compensation Discussion and Analysis,” the “2020 Executive Compensation Tables and Compensation Information” and the “Compensation of Non-Employee Directors,” and under the caption “Committees of the Board – Talent Compensation Committee - Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information under the captions “Principal Shareholders” and “Shares Beneficially Owned by Directors and Executive Officers of Popular” in the Proxy Statement is incorporated herein by reference.

The following tables sets forth information as of December 31, 2020 regarding securities remaining available for issuance to directors and eligible employees under our equity-based compensation plans.

Plan Category	Plan	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plan approved by security holders	2020 Omnibus Incentive Plan	3,940,048
Total		3,940,048

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Board of Directors’ Independence” and “Certain Relationships and Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is set forth under Proposal 4 – Ratification of Appointment of Independent Registered Public Accounting Firm in the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). The following financial statements and reports are included on pages 119 through 270 in this Form10K.

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2020 and 2019

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2020

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2020

Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2020

Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2020

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

2.2

Second Amendment to the Agreement and Plan of Merger, dated as of August 8, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. and Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated August 8, 2010 and filed on August 12, 2010).

2.3

Third Amendment to the Agreement and Plan of Merger, dated as of September 15, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. And Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8- K dated September 15, 2010 and filed on September 21, 2010).

2.4

Fourth Amendment to the Agreement and Plan of Merger, dated as of September 30, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. and Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8- K dated September 30, 2010 and filed on October 6, 2010).

3.1	Restated Certificate of Incorporation of Popular, Inc. (incorporated by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).
3.2	Amended and Restated Bylaws of Popular, Inc. (incorporated by reference to Exhibit 3.1 of Popular, Inc.’s Current Report on Form 8-K dated and filed on January 2, 2020).

4.1	Specimen of Physical Common Stock Certificate of Popular, Inc. (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated May 29, 2012 and filed on May 30, 2012).

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

4.5

Second Supplemental Indenture of Popular, Inc., dated as of August 5, 1999, between Popular, Inc. and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4(e) to Popular, Inc.’s Current Report on Form 8-K dated August 5, 1999 and filed on August 17, 1999).

4.6

Subordinated Indenture of Popular, Inc., dated as of November 30, 1995, between Popular, Inc. and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4(e) to the Registration Statement on Form S-3, File No. 333- 26941, of Popular, Inc., Popular International Bank, Inc. and Popular North America, Inc., filed on May 12, 1997).

4.7

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

4.8

Third Supplemental Indenture of Popular North America, Inc., dated as of August 5, 1999, among Popular North America, Inc., Popular, Inc., as guarantor, and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4(h) to Popular, Inc.’s Current Report on Form 8-K, dated August 5, 1999, as filed on August 17, 1999).

4.9

Junior Subordinated Indenture of Popular, Inc., dated as of October 31, 2003, between Popular, Inc. and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8-K, dated October 31,2003 and filed on November 4, 2003).

4.10	Description of Popular, Inc.’s securities registered pursuant to Section 12 of the Securities Exchange Act. (1)

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

10.4	Popular, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 of Popular, Inc.’s Form S-8 filed on May 12, 2020). *

10.5

Form of Compensation Agreement for Directors Elected Chairman of a Committee (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004). *

10.6

Form of Compensation Agreement for Directors not Elected Chairman of a Committee (incorporated by reference to Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004). *

10.7

Compensation Agreement for Alejandro M. Ballester as director of Popular, Inc., dated January 28, 2010 (incorporated by reference to Exhibit 10.9 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009). *

10.8

Compensation Agreement for Carlos A. Unanue as director of Popular, Inc., dated January 28, 2010 (incorporated by reference to Exhibit 10.10 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009). *

10.9

Compensation Agreement for C. Kim Goodwin as director of Popular, Inc., dated May 10, 2011 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011). *

10.10

Compensation Agreement for Joaquin E. Bacardi, III as director of Popular, Inc., dated April 30, 2013 (incorporated by reference to Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013). *

10.11

Compensation Agreement for John. W. Diercksen as director of Popular, Inc., dated October 18, 2013 (incorporated by reference to Exhibit 10.13 of Popular, Inc.’s Annual Report on 10-K for the year ended December 31, 2013). *

10.12	Form of 2015 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015). *

10.13	Form of 2016 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.27 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015). *

10.14

Form of Director Compensation Letter, Election Form and Restricted Stock Agreement, effective April 26, 2016 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016). *

10.15	Form of 2017 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017). *

10.16

Long-Term Equity Incentive Award and Agreement for Ignacio Alvarez, dated as of June 22, 2017 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly report on Form 10-Q for the quarter ended June 30, 2017). *

10.17

Form of Popular, Inc. 2018 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018). *

10.18

Director Compensation Letter, Election Form and Restricted Stock Agreement for Myrna M. Soto, dated June 22, 2018 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018). *

10.19

Director Compensation Letter, Election Form and Restricted Stock Agreement for Robert Carrady, dated December 29, 2018 (incorporated by reference to Exhibit 10.25 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018). *

10.20

Form of Director Compensation Letter, Election Form and Restricted Stock Unit Award Agreement, effective May 7, 2019 (incorporated by reference to Exhibit 10.26 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018). *

10.21

Form of Popular, Inc. 2019 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019). *

10.22

Director Compensation Letter, Election Form and Restricted Stock Unit Award Agreement for Richard L. Carrión, dated July 1, 2019 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Annual Report on Form 10-Q for the quarter ended September 30, 2019). *

10.25

Form of Popular, Inc. 2020 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020). *

10.26

Form of Director Compensation Election Form and Restricted Stock Unit Award Agreement, effective May 12, 2020 (incorporated by reference to Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020). *

13.1	Popular, Inc.’s Annual Report to Shareholders for the year ended December 31, 2020. (1)

21.1	Schedule of Subsidiaries of Popular, Inc. (1)

22.1	Issuers of Guaranteed Securities (1)

23.1	Consent of Independent Registered Public Accounting Firm. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline Document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	The cover page of Popular, Inc. Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments) (1)

(1)	Included herewith
*	This exhibit is a management contract or compensatory plan or arrangement.

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

Financial Review and

Supplementary Information

Management’s Discussion and

Analysis of Financial Condition

and Results of Operations

Forward-Looking Statements	50
Overview	51
Critical Accounting Policies / Estimates	58
Statement of Operations Analysis	64
Net Interest Income	64
Provision for Credit Losses	67
Non-Interest Income	67
Operating Expenses	68
Income Taxes	69
Fourth Quarter Results	69
Reportable Segment Results	70
Statement of Financial Condition Analysis	72
Assets	72
Liabilities	73
Stockholders’ Equity	74
Regulatory Capital	75
Off-Balance Sheet Arrangements and Other Commitments	78
Contractual Obligations and Commercial Commitments	78
Risk Management	80
Market / Interest Rate Risk	80
Liquidity	87
Enterprise Risk Management	110
Adoption of New Accounting Standards and Issued but Not Yet Effective Accounting Standards	112
Statistical Summaries
Statements of Financial Condition	113
Statements of Operations	114
Average Balance Sheet and Summary of Net Interest Income	115
Quarterly Financial Data	117

FORWARD-LOOKING STATEMENTS

The information included in this report contains certain forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including, without limitation, statements about Popular Inc.’s (the “Corporation,” “Popular,” “we,” “us,” “our”) business, financial condition, results of operations, plans, objectives, future performance and the effects of the COVID-19 pandemic on our business. Forward-looking statements in this Annual Report in this Form 10K also include the expected benefits of the Popular Bank New York branches optimization strategy, as well as related estimates of pre-tax charges and anticipated annual operating expense savings. These statements are not guarantees of future performance, are based on management’s current expectations and, by their nature, involve risks, uncertainties, estimates and assumptions. Potential factors, some of which are beyond the Corporation’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Risks and uncertainties include without limitation the effect of competitive and economic factors, and our reaction to those factors, the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal and regulatory proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions are generally intended to identify forward-looking statements.

Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the rate of growth or decline in the economy and employment levels, as well as general business and economic conditions in the geographic areas we serve and, in particular, in the Commonwealth of Puerto Rico (the “Commonwealth” or “Puerto Rico”), where a significant portion of our business is concentrated; the impact of the current fiscal and economic challenges of Puerto Rico and the measures taken and to be taken by the Puerto Rico Government and the Federally-appointed oversight board on the economy, our customers and our business; the impact of the pending debt restructuring proceedings under Title III of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”) and of other actions taken or to be taken to address Puerto Rico’s fiscal challenges on the value of our portfolio of Puerto Rico government securities and loans to governmental entities and of our commercial, mortgage and consumer loan portfolios where private borrowers could be directly affected by governmental action; the amount of Puerto Rico public sector deposits held at the Corporation, whose future balances are uncertain and difficult to predict and may be impacted by factors such as the amount of Federal funds received by the P.R. Government in connection with the COVID-19 pandemic and the rate of expenditure of such funds, as well as the timeline and outcome of current Puerto Rico debt restructuring proceedings under Title III of PROMESA; the scope and duration of the COVID-19 pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on us, our customers, service providers and third parties; changes in interest rates and market liquidity, which may reduce interest margins, impact funding sources and affect our ability to originate and distribute financial products in the primary and secondary markets; the fiscal and monetary policies of the federal government and its agencies; changes in federal bank regulatory and supervisory policies, including required levels of capital and the impact of proposed capital standards on our capital ratios; additional Federal Deposit Insurance Corporation (“FDIC”) assessments; regulatory approvals that may be necessary to undertake certain actions or consummate strategic transactions such as acquisitions and dispositions; unforeseen or catastrophic events, including extreme weather events, other natural disasters, man-made disasters or the emergence of pandemics epidemics and other health-related crises, which could cause a disruption in our operations or other adverse consequences for our business; the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located; the performance of the stock and bond markets; competition in the financial services industry; possible legislative, tax or regulatory changes; and a failure in or breach of our operational or security systems or infrastructure or those of EVERTEC, Inc., our provider of core financial transaction processing and information technology services, or of other third parties providing services to us, including as a result of cyberattacks, e-fraud, denial-of-services and computer intrusion, that might result in loss or breach of customer data, disruption of services, reputational damage or additional costs to Popular. Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following: negative economic conditions that adversely affect housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision expense; changes in market rates and prices which may adversely impact the value of financial assets and liabilities; potential judgments, claims, damages, penalties, fines, enforcement actions and reputational damage resulting from pending or future litigation and regulatory or government investigations or actions, including as a result of our participation in and execution of government programs related to the COVID-19 pandemic; changes in accounting standards, rules and interpretations; our ability to grow our core businesses; decisions to downsize, sell or close units or otherwise change our business mix; and management’s ability to identify and manage these and other risks. Further, statements about the potential effects of the COVID-19 pandemic on our business, financial condition, liquidity and results of operation may constitute forward-looking statements and are subject to the risk that actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including actions taken by governmental authorities in response to the pandemic and the direct and indirect impact of the pandemic on us, our customers, service providers and third parties. Moreover, the outcome of legal and regulatory proceedings, as discussed in “Part I, Item 3. Legal Proceedings” of the Corporation’s Form 10-K for the year ended December 31, 2020, is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and/or juries. The description of the Corporation’s business and risk factors contained in Part I, Items 1 and 1A of the Corporation’s Form 10-K for the year ended December 31, 2020 discusses additional information about the business of the Corporation and the material risk factors and uncertainties to which the Corporation is subject that, in addition to the other information in this report, readers should consider.

All forward-looking statements included in this report are based upon information available to the Corporation as of the date of this report, and other than as required by law, including the requirements of applicable securities laws, we assume no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

OVERVIEW

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, mortgage, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation provides retail, mortgage and commercial banking services through its New York-chartered banking subsidiary, Popular Bank (“PB” or “Popular U.S.”) which has branches located in New York, New Jersey and Florida. Note 36 to the Consolidated Financial Statements presents information about the Corporation’s business segments.

The Corporation has several investments which it accounts for under the equity method. These include the 16.16% interest in EVERTEC, a 15.84% interest in Centro Financiero BHD Leon, S.A. (“BHD Leon”), among other investments in limited partnerships which mainly hold loans and investment securities. EVERTEC provides transaction processing services throughout the Caribbean and Latin America, and also provides to the Corporation core banking and transaction processing and other services. BHD León is a diversified financial services institution operating in the Dominican Republic. For the year ended December 31, 2020, the Corporation recorded approximately $43.3 million in earnings from these investments on an aggregate basis. The carrying amounts of these investments as of December 31, 2020 were $250.5 million.

SIGNIFICANT EVENTS

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

The disruptions related to the COVID-19 pandemic had an impact on the macroeconomic environment and therefore on the financial results of the Corporation. Although certain measures initially imposed in response to the pandemic by the governments of Puerto Rico, the United States and United States Virgin Islands, including lockdowns, business closures, mandatory curfews and limits to public activities, were thereafter gradually relaxed throughout 2020 to allow for the gradual reopening of the economy, certain restrictions remain in place, which result in many businesses not being able to operate at their full capacity. The Corporation’s results for the third and fourth quarters of 2020 reflect the benefit of increased economic activity resulting from such reopening and the related improvement in the macroeconomic environment, as well as the impact of the various government stimulus programs launched in response to the pandemic.

Beginning in March 2020, the Corporation implemented several financial relief programs in response to the pandemic, including loan payment moratoriums, suspensions of foreclosures and other collection activity, as well as waivers of certain fees and service charges.

The following is a summary of the main steps the Corporation undertook in response to the COVID-19 outbreak:

Employees

• Broadened remote working capabilities through the use of technology;

• Executed actions to support employees working in our offices, including sanitation measures, social distance, staggered shifts and the distribution of masks and gloves;

• Provided special compensation incentives to front-line employees (in our branches and call centers); and

• Expanded health insurance benefits, including free COVID-19 tests and the availability of telephone consultations to employees and covered family members. Extended health insurance coverage to part-time employees.

Customers

• Published dedicated phoneline and online tool to request financial assistance for customers impacted by COVID-19;

• Offered payment moratoriums for eligible customers in mortgage, consumer loans, credit cards, auto loans and leases and certain commercial credit facilities, subject to certain terms and conditions;

• Suspended residential property foreclosures and evictions, as well as most other collection activity;

• Waived ATM fees and early withdrawal penalties on Certificates of Deposits;

• Offered expedited lines of credit of up to $100,000 for BPPR commercial clients with favorable terms; and

• Mobilized to offer Small Business Administration loans under the Paycheck Protection Program (“PPP”) to affected businesses; funded approximately $1.4 billion of PPP loans.

Community

• Established a fund with an initial contribution of $1 million to support efforts in three primary areas: a) medical equipment and healthcare projects that combat COVID-19; b) entrepreneurs, small and medium businesses, providing financial advice and business continuity support; and c) non-profit organizations to ensure the continuity of their services.

During the third quarter of 2020, the Corporation reinstated the imposition of the fees it elected to waive in connection with such financial relief programs and resumed delinquent loan collection efforts. During 2020, the Corporation had granted loan payment moratoriums to 127,117 eligible retail customers with an aggregate book value of $4.4 billion, and to 5,099 eligible commercial clients with an aggregate book value of $3.9 billion as detailed below. These include loan payment moratoriums of government guaranteed loans that qualified for disaster relief programs as well as other available alternatives. While COVID-19-related moratoriums were offered beginning in March of 2020, certain clients benefitted from loan payment moratoriums offered by the Corporation since mid-January 2020 as a result of seismic activity in the Southern region of the island in January 2020. At December 31, 2020, 127,857 loans with an aggregate book value of $7.8 billion had already completed their payment moratorium period, while 4,359 loans with an aggregate book value of $0.5 billion remained under the moratorium. As of the end of the year, 97% of COVID-19 payment deferrals had expired. After excluding government guaranteed loans, 115,079 of remaining loans, or

94%, with an aggregate book value of $6.9 billion were current on their payments as of December 31, 2020. Loans considered current exclude those loans for which the COVID-19 related modification has expired but have subsequently been subject to other loss mitigation alternatives. Certain hardhit sectors, such as the hospitality sector, may require additional concessions in 2021. Refer to the Credit Risk section of the MD&A for additional information regarding the moratoriums granted by loan portfolio.

The delinquency status of loans subject to the Corporation’s payment moratorium programs remains unaltered during the payment deferral period and the Corporation continues to accrue interest income during such term.

The extent to which the pandemic further impacts our business, results of operations and financial condition (including our regulatory capital, liquidity ratios and realizability of deferred tax assets), as well as the operations of our clients, customers, service providers and suppliers, will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic, the speed and strength of economic recovery and actions taken by governmental authorities and other third parties in response thereto.

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

As part of the adoption of CECL, the Corporation made the election to break the existing pools of PCI loans, which were excluded from non-performing status, in accordance with the applicable accounting guidance. Upon being measured at the individual loan level, these loans are no longer excluded from non-performing status, resulting in an increase of $278 million in NPLs as of January 1, 2020. This increase included $144 million in loans that were over 90 days past due and $134 million in loans that were not delinquent in their payment terms but were reported as non-performing due to other credit quality considerations.

The Corporation availed itself of the option to phase in over a period of three years, beginning on January 1, 2022, the day-one effects on regulatory capital arising from the adoption of CECL. Refer to the Regulatory Capital section of this MD&A for additional information on regulatory capital.

Common Stock Repurchase Plan

On May 27, 2020, the Corporation completed a $500 million accelerated share repurchase transaction (“ASR”) with respect to its common stock. On March 19, 2020 (the “early termination date”), the dealer counterparty to the ASR exercised its right under the ASR agreement to terminate the transaction because the trading price of the Corporation’s common stock fell below a specified level due to the effects of the COVID-19 pandemic on the global markets. As a result of such early termination, the final settlement of the ASR, which was originally expected to occur during the fourth quarter of 2020, occurred during the second quarter of 2020.

Under the ASR, the Corporation prepaid $500 million and received from the dealer counterparty an initial delivery of 7,055,919 shares of common stock on February 3, 2020. As part of the final settlement of the ASR, the Corporation received an additional 4,763,216 shares of common stock after the early termination date. In total, the Corporation repurchased 11,819,135 shares at an average price per share of $42.3043 under the ASR. The Corporation accounted for the ASR as a treasury stock transaction. This transaction increased by $2.20 the Corporation’s tangible book value per share.

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

Increase in Common Stock Dividends

On January 9, 2020, the Corporation announced an increase in its quarterly common stock dividend from $0.30 to $0.40 per share, payable commencing in the second quarter of 2020, subject to the approval of the Corporation’s Board of Directors. The quarterly cash dividend of $0.40 per share has been paid on April 1, 2020, July 1, 2020, October 1, 2020 and January 4, 2021 to shareholders of record. On February 26, 2021, the Corporation’s Board of Directors approved a $0.40 quarterly cash dividend per share to be paid on April 1, 2021 to shareholders of record at the close of business on March 18, 2021.

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

The following table presents a summary of the impact of the transactions, excluding the effects on operations subsequent to the acquisition. The transactions were executed to limit future exposures to principal and interest advances as well as sundry losses and to deploy liquidity to increase interest income.

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

[1] A portion of the acquired loans amounting to $324 million was already recorded as part of the Corporation’s loan portfolio balance, in accordance with U.S. GAAP, due to the delinquency status of the loans and the Corporation's right but not the obligation to repurchase the assets.

[2] The repurchased FNMA loans were previously sold with credit recourse and are considered Purchased Credit Deteriorated (“PCD”) at the time of repurchase. Therefore, the establishment of the related ACL is recorded as an addition to the purchase price and the loan premium amortized (decrease interest income) over the life of the loan.

Popular Bank’s New York Branches Realignment

On October 27, 2020, Popular Bank (“PB”), the United States mainland banking subsidiary of the Corporation, authorized and approved a strategic realignment of its New York Metro branch network that resulted in eleven (11) branch closures and related staffing reductions. The branch closures were completed on January 29, 2021.

This strategic realignment, which will allow PB to reduce its operating expenses, leverage resources to enhance its focus on small and medium size businesses, as well as support changing customer behaviors, was approved after an assessment of PB’s current branch network, including its usage, proximity to its other branches and customer needs. PB will maintain in its New York Metro region its largest regional retail network in the mainland US, with twenty-seven (27) branches located throughout Brooklyn, Bronx, Manhattan and Queens, as well as in northern New Jersey.

During the fourth quarter of 2020, the Corporation recorded a total pre-tax charge of approximately $23.2 million related to the branch realignment. This aggregate pre-tax charge included approximately $2.1 million associated with severance and related benefit costs for the 83 impacted employees and charges of approximately $21.1 million related to the abandonment of real property leases, including the impairment of right-of-use assets. The Corporation expects to incur an additional $2.0 million in expenses during 2021 related to this initiative and anticipates annual operating expense savings of approximately $12.3 million as a result of this strategic realignment.

Refer to Table 2 for selected financial data for the past five years.

Table 2 - Selected Financial Data
	Years ended December 31,
(Dollars in thousands, except per common share data)	2020	2019	2018	2017	2016
CONDENSED STATEMENTS OF OPERATIONS
Interest income	$2,091,551	$2,260,793	$2,021,848	$1,725,944	$1,634,573
Interest expense	234,938	369,099	286,971	223,980	212,518
Net interest income	1,856,613	1,891,694	1,734,877	1,501,964	1,422,055
Provision for credit losses	292,536	165,779	228,072	325,424	170,016
Non-interest income	512,312	569,883	652,494	419,167	297,936
Operating expenses	1,457,829	1,477,482	1,421,562	1,257,196	1,255,635
Income tax expense	111,938	147,181	119,579	230,830	78,784
Income from continuing operations	506,622	671,135	618,158	107,681	215,556
Income from discontinued operations, net of tax	-	-	-	-	1,135
Net income	$506,622	$671,135	$618,158	$107,681	$216,691
Net income applicable to common stock	$504,864	$667,412	$614,435	$103,958	$212,968
PER COMMON SHARE DATA
Net income:
Basic:
From continuing operations	$5.88	$6.89	$6.07	$1.02	$2.05
From discontinued operations	-	-	-	-	0.01
Total	$5.88	$6.89	$6.07	$1.02	$2.06
Diluted:
From continuing operations	$5.87	$6.88	$6.06	$1.02	$2.05
From discontinued operations	-	-	-	-	0.01
Total	$5.87	$6.88	$6.06	$1.02	$2.06
Dividends declared	$1.60	$1.20	$1.00	$1.00	$0.60
Common equity per share	71.30	62.42	53.88	49.51	49.60
Market value per common share	56.32	58.75	47.22	35.49	43.82
Outstanding shares:
Average - basic	85,882,371	96,848,835	101,142,258	101,966,429	103,275,264
Average - assuming dilution	85,975,259	96,997,800	101,308,643	102,045,336	103,377,283
End of period	84,244,235	95,589,629	99,942,845	102,068,981	103,790,932
AVERAGE BALANCES
Net loans[1]	$28,384,981	$26,806,368	$25,062,730	$23,511,293	$23,062,242
Earning assets	56,404,607	44,944,793	43,275,366	37,668,573	33,713,158
Total assets	59,583,455	50,341,827	46,639,858	41,404,139	37,613,742

Deposits	51,585,779	42,218,796	38,487,422	33,182,522	29,066,010
Borrowings	1,321,772	1,404,459	1,879,229	2,000,840	2,339,399
Total stockholders' equity	5,419,938	5,713,517	5,444,152	5,345,244	5,278,477
PERIOD END BALANCE
Net loans[1]	$29,484,651	$27,466,076	$26,559,311	$24,942,463	$23,435,446
Allowance for loan losses	896,250	477,708	569,348	623,426	540,651
Earning assets	62,989,715	48,674,705	44,325,489	40,680,553	34,861,193
Total assets	65,926,000	52,115,324	47,604,577	44,277,337	38,661,609
Deposits	56,866,340	43,758,606	39,710,039	35,453,508	30,496,224
Borrowings	1,346,284	1,294,986	1,537,673	2,023,485	2,055,477
Total stockholders' equity	6,028,687	6,016,779	5,435,057	5,103,905	5,197,957
SELECTED RATIOS
Net interest margin (non-taxable equivalent basis)	3.29%	4.03%	4.01%	3.99%	4.22%
Net interest margin (taxable equivalent basis) -Non-GAAP	3.62	4.43	4.34	4.28	4.48
Return on assets	0.85	1.33	1.33	0.26	0.58
Return on common equity	9.36	11.78	11.39	1.96	4.07
Tier I capital	16.33	17.76	16.90	16.30	16.48
Total capital	18.81	20.31	19.54	19.22	19.48

[1] Includes loans held-for-sale and covered loans.

Non-GAAP financial measures

Net interest income on a taxable equivalent basis

Net interest income, on a taxable equivalent basis, is presented with its different components on Table 4 for the year ended December 31, 2020 as compared with the same period in 2019, segregated by major categories of interest earning assets and interest-bearing liabilities.

The interest earning assets include investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are certain investments in obligations of the U.S. Government, its agencies and sponsored entities, and certain obligations of the Commonwealth of Puerto Rico and its agencies and assets held by the Corporation’s international banking entities. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates for each period. The taxable equivalent computation considers the interest expense and other related expense disallowances required by the Puerto Rico tax law. Under Puerto Rico tax law, the exempt interest can be deducted up to the amount of taxable income. Net interest income on a taxable equivalent basis is a non-GAAP financial measure. Management believes that this presentation provides meaningful information since it facilitates the comparison of revenues arising from taxable and exempt sources.

Non-GAAP financial measures used by the Corporation may not be comparable to similarly named Non-GAAP financial measures used by other companies.

Financial highlights for the year ended December 31, 2020

The Corporation’s net income for the year ended December 31, 2020 amounted to $506.6 million, compared to a net income of $671.1 million for 2019. The 24% year-over-year decrease was largely driven by a higher provision expense, lower fees and lower net interest income related to the economic disruption caused by the pandemic.

The discussion that follows provides highlights of the Corporation’s results of operations for the year ended December 31, 2020 compared to the results of operations of 2019. It also provides some highlights with respect to the Corporation’s financial condition, credit quality, capital and liquidity. Table 2 presents a five-year summary of the components of net income (loss) as a percentage of average total assets.

Table 3 - Components of Net Income as a Percentage of Average Total Assets
	2020	2019	2018	2017	2016
Net interest income	3.12%	3.76%	3.72%	3.63%	3.78%
Provision for credit losses	(0.49)	(0.33)	(0.49)	(0.79)	(0.45)
Mortgage banking activities	0.02	0.06	0.11	0.06	0.15
Net gain and valuation adjustments on investment securities	0.01	-	-	-	-
Other-than-temporary impairment losses on debt securities	-	-	-	(0.02)	-
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	-	-	-	-	0.02
Indemnity reserve on loans sold expense	-	-	(0.03)	(0.05)	(0.05)
FDIC loss share income (expense)	-	-	0.20	(0.02)	(0.55)
Other non-interest income	0.83	1.07	1.12	1.05	1.22
Total net interest income and non-interest income, net of provision for credit losses	3.49	4.56	4.63	3.86	4.12
Operating expenses	(2.45)	(2.94)	(3.05)	(3.04)	(3.34)
Income before income tax	1.04	1.62	1.58	0.82	0.78
Income tax expense	0.19	0.29	0.26	0.56	0.20
Net income	0.85%	1.33%	1.32%	0.26%	0.58%

Net interest income for the year ended December 31, 2020 was $1.9 billion, a decrease of $35.1 million when compared to 2019. The decrease in net interest income was mainly driven by lower interest income from money market investments and loans (mostly commercial and consumer loans), partially offset by lower interest expense on deposits, despite the higher volume. The net interest margin for the year ended December 31, 2020 was 3.29% compared to 4.03% for the same period in 2019 and was impacted by declines in market rates as well as the change in the earning assets composition. On a taxable equivalent basis, net interest margin was 3.62% in 2020, compared to 4.43% in 2019. Refer to the Net Interest Income section of this MD&A for additional information.

The Corporation’s total provision for credit losses amounted to $292.5 million for the year ended December 31, 2020, compared with $165.8 million for 2019. The increase in the provision for credit losses is due to the adoption of the new CECL accounting standard effective January 1, 2020, and deterioration in the economic outlook resulting from the impact of COVID-19. Non-performing assets totaled $824 million at December 31, 2020, reflecting an increase of $174 million when compared to December 31, 2019. As part of the adoption of CECL, the Corporation made the election to break the existing pools of PCI loans and measure them on an individual loan level. Refer to the Provision for Credit Losses and Credit Risk sections of this MD&A for information on the allowance for credit losses, non-performing assets, troubled debt restructurings, net charge-offs and credit quality metrics.

Non-interest income for the year ended December 31, 2020 amounted to $512.3 million, a decrease of $57.6 million, when compared with 2019, mostly due to lower service fees and service charges on deposit accounts due to economic disruptions related to the pandemic, and the waiver of service charges and late fees. Refer to the Non-Interest Income section of this MD&A for additional information on the major variances of the different categories of non-interest income.

Total operating expenses amounted to $1.5 billion for the year 2020, a decrease of $19.7 million, when compared to the same period in 2019 as the Corporation took certain cost saving measures to mitigate the effects of the pandemic on its results of operations. Refer to the Operating Expenses section of this MD&A for additional information.

Income tax expense amounted to $111.9 million for the year ended December 31, 2020, compared with an income tax expense of $147.2 million for the previous year. The decrease in income tax expense for the year is mainly due to a lower pre-tax income. Refer to the Income Taxes section in this MD&A and Note 34 to the consolidated financial statements for additional information on income taxes.

At December 31, 2020, the Corporation’s total assets were $65.9 billion, compared with $52.1 billion at December 31, 2019. The increase of $13.8 billion is mainly driven higher investments in debt securities available-for-sale, as the Corporation deployed the liquidity provided by the increase in deposit balances; and the increase in loans held-in-portfolio mainly driven by loans funded under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), in addition to the bulk mortgage loan repurchases from the Corporation’s GSEs loan servicing portfolios. Refer to the Statement of Condition Analysis section of this MD&A for additional information.

Deposits amounted to $56.9 billion at December 31, 2020, compared with $43.8 billion at December 31, 2019. Table 8 presents a breakdown of deposits by major categories. The increase in deposits was mainly due to higher Puerto Rico public sector deposits and higher balances in retail and commercial demand and savings deposits accounts. The Corporation’s borrowings remained flat at $1.3 billion at December 31, 2020. Refer to Note 16 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings.

Refer to Table 7 in the Statement of Financial Condition Analysis section of this MD&A for the percentage allocation of the composition of the Corporation’s financing to total assets.

Stockholders’ equity remained flat at $6.0 billion at December 31, 2020, compared with December 31, 2019. The net activity for the year was mainly due to net income of $506.6 million for the year 2020, unrealized gains on debt securities available-for-sale offset by capital transactions including an accelerated share repurchase and the redemption of 2008 Series B preferred stock completed during 2020. The Corporation and its banking subsidiaries continue to be well-capitalized at December 31, 2020. The Common Equity Tier 1 Capital ratio at December 31, 2020 was 16.26%, compared to 17.76% at December 31, 2019.

For further discussion of operating results, financial condition and business risks refer to the narrative and tables included herein.

The shares of the Corporation’s common stock are traded on the NASDAQ Global Select Market under the symbol BPOP.

CRITICAL ACCOUNTING POLICIES / ESTIMATES

The accounting and reporting policies followed by the Corporation and its subsidiaries conform with generally accepted accounting principles in the United States of America (“GAAP”) and general practices within the financial services industry. The Corporation’s significant accounting policies are described in detail in Note 2 to the Consolidated Financial Statements and should be read in conjunction with this section.

Critical accounting policies require management to make estimates and assumptions, which involve significant judgment about the effect of matters that are inherently uncertain and that involve a high degree of subjectivity. These estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from those estimates. The following MD&A section is a summary of what management considers the Corporation’s critical accounting policies and estimates.

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

The Corporation requires the use of observable inputs when available, in order to minimize the use of unobservable inputs to determine fair value. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The amount of judgment involved in estimating the fair value of a financial instrument depends upon the availability of quoted market prices or observable market parameters. In addition, it may be affected by other factors such as the type of instrument, the liquidity of the market for the instrument, transparency around the inputs to the valuation, as well as the contractual characteristics of the instrument.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $6 million at December 31, 2020, of which $ 1 million were Level 3 assets and $ 5 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

Trading Debt Securities and Debt Securities Available-for-Sale

The majority of the values for trading debt securities and debt securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the year ended December 31, 2020, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the year ended December 31, 2020, none of the Corporation’s debt securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.

Furthermore, management assesses the fair value of its portfolio of investment securities at least on a quarterly basis. Securities are classified in the fair value hierarchy according to product type, characteristics and market liquidity. At the end of each period, management assesses the valuation hierarchy for each asset or liability measured. The fair value measurement analysis performed by the Corporation includes validation procedures and review of market changes, pricing methodology, assumption and level hierarchy changes, and evaluation of distressed transactions.

Refer to Note 27 to the Consolidated Financial Statements for a description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value.

Loans and Allowance for Credit Losses

Interest on loans is accrued and recorded as interest income based upon the principal amount outstanding.

Non-accrual loans are those loans on which the accrual of interest is discontinued. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is charged against interest income and the loan is accounted for either on a cash-basis method or on the cost-recovery method. Loans designated as non-accruing are returned to accrual status when the Corporation expects repayment of the remaining contractual principal and interest. The determination as to the ultimate collectability of the loan’s balance may involve management’s judgment in the evaluation of the borrower’s financial condition and prospects for repayment.

Refer to the MD&A section titled Credit Risk, particularly the Non-performing assets sub-section, for a detailed description of the Corporation’s non-accruing and charge-off policies by major loan categories.

One of the most critical and complex accounting estimates is associated with the determination of the allowance for credit losses (“ACL”). Since the adoption of CECL on January 1, 2020, the Corporation establishes an ACL for its loan portfolio based on its estimate of credit losses over the remaining contractual term of the loans, adjusted for expected prepayments, in accordance with ASC Topic 326. An ACL is recognized for all loans including originated and purchased loans, since inception, with a corresponding charge to the provision for credit losses, except for purchased credit deteriorated (“PCD”) loans as explained below. The Corporation follows a methodology to establish the ACL which includes a reasonable and supportable forecast period for estimating credit losses, considering quantitative and qualitative factors as well as the economic outlook. As part of this methodology, management evaluates various macroeconomic scenarios provided by third parties. At December 31, 2020, management applied probability weights to the outcome of the selected scenarios.

The Corporation has designated as collateral dependent loans secured by collateral when foreclosure is probable or when foreclosure is not probable but the practical expedient is used. The practical expedient is used when repayment is expected to be provided substantially by the sale or operation of the collateral and the borrower is experiencing financial difficulty. The ACL of collateral dependent loans is measured based on the fair value of the collateral less costs to sell. The fair value of the collateral is based on appraisals, which may be adjusted due to their age, and the type, location, and condition of the property or area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the measurement date. In addition, refer to the Credit Risk section of this MD&A for detailed information on the Corporation’s collateral value estimation for other real estate.

Prior to the adoption of CECL, the Corporation followed a systematic methodology to establish and evaluate the adequacy of the ACL to provide for probable losses in the loan portfolio in accordance with the guidance of loss contingencies in ASC Subtopic 450-20 and loan impairment guidance in ASC Section 310-10-35. This methodology included the consideration of factors such as current economic conditions, portfolio risk characteristics, prior loss experience and results of periodic credit reviews of individual loans. Previously, under ASC Section 310-10-35, an allowance for loan impairment was recognized to the extent that the carrying value of an impaired loan exceeded the present value of the expected future cash flows discounted at the loan’s effective rate, the observable market price of the loan, if available, or the fair value of the collateral if the loan was collateral dependent.

A restructuring constitutes a TDR when the Corporation separately concludes that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. For information on the Corporation’s TDR policy, refer to Note 2. The established framework captures the impact of concessions through discounting modified contractual cash flows, both principal and interest, at the loan’s original effective rate. The impact of these concessions is combined with the expected credit losses generated by the quantitative loss models in order to arrive at the ACL.

Loans Acquired with Deteriorated Credit Quality

PCD loans are defined as those with evidence of a more-than-insignificant deterioration in credit quality since origination. PCD loans are initially recorded at its purchase price plus an estimated ACL. Upon the acquisition of a PCD loan, the Corporation recognizes the estimate of the expected credit losses over the remaining contractual term of each individual loan as an ACL with a corresponding addition to the loan purchase price. The amount of the purchased premium or discount which is not related to credit risk is amortized over the life of the loan through net interest income using the effective interest method or a method that approximates the effective interest method. Changes in expected credit losses are recorded as an increase or decrease to the ACL with a corresponding charge (reverse) to the provision for credit losses in the Consolidated Statements of Operations. Upon transition to the individual loan measurement, these loans follow the same nonaccrual policies as non-PCD loans and are therefore no longer excluded from non-performing status. Modifications of PCD loans that meet the definition of a TDR subsequent to the adoption of ASC Topic 326 are accounted and reported as such following the same processes as non-PCD loans.

Prior to the adoption of CECL, loans acquired with deteriorated credit quality were accounted for under ASC 310-30. Loans accounted for under ASC 310-30 included loans for which it was probable, at the date of acquisition, that the Corporation would not collect all contractually required principal and interest payments and loans which the Corporation elected to account under ASC 310-30 by analogy. Under ASC Subtopic 310-30, these loans were aggregated into pools based on loans that have common risk characteristics. Once the pools were defined, the Corporation maintained the integrity of the pool of multiple loans accounted for as a single asset. Under ASC Subtopic 310-30, the difference between the undiscounted cash flows expected at acquisition and the fair value in the loans, or the “accretable yield,” was recognized as interest income using the effective yield method over the estimated life of the loan if the timing and amount of the future cash flows of the pool was reasonably estimable. Therefore, these loans were not considered non-performing. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date were recognized as a reduction of any ACL established after the acquisition and then as an increase in the accretable yield for the loans prospectively. Decreases in expected cash flows after the acquisition date were recognized by recording an ACL. Charge-offs on loans accounted under ASC Subtopic 310-30 were recorded only to the extent that losses exceeded the non-accretable difference established with purchase accounting.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

The calculation of periodic income taxes is complex and requires the use of estimates and judgments. The Corporation has recorded two accruals for income taxes: (i) the net estimated amount currently due or to be received from taxing jurisdictions, including any reserve for potential examination issues, and (ii) a deferred income tax that represents the estimated impact of temporary differences between how the Corporation recognizes assets and liabilities under accounting principles generally accepted in the United States (GAAP), and how such assets and liabilities are recognized under the tax code. Differences in the actual outcome of these future tax consequences could impact the Corporation’s financial position or its results of operations. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into consideration statutory, judicial and regulatory guidance.

A deferred tax asset should be reduced by a valuation allowance if based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. The realization of deferred tax assets, including carryforwards and deductible temporary differences, depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. The realization of deferred tax assets requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies.

Management evaluates the realization of the deferred tax asset by taxing jurisdiction. The U.S. mainland operations are evaluated as a whole since a consolidated income tax return is filed; on the other hand, the deferred tax asset related to the Puerto Rico operations is evaluated on an entity by entity basis, since no consolidation is allowed in the income tax filing. Accordingly, this evaluation is composed of three major components: U.S. mainland operations, Puerto Rico banking operations and Holding Company.

For the evaluation of the realization of the deferred tax asset by taxing jurisdiction, refer to Note 34.

Under the Puerto Rico Internal Revenue Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Code provides a dividends-received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

Changes in the Corporation’s estimates can occur due to changes in tax rates, new business strategies, newly enacted guidance, and resolution of issues with taxing authorities regarding previously taken tax positions. Such changes could affect the amount of accrued taxes. The Corporation has made tax payments in accordance with estimated tax payments rules. Any remaining payment will not have any significant impact on liquidity and capital resources.

The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the financial statements or tax returns and future profitability. The accounting for deferred tax consequences represents management’s best estimate of those future events. Changes in management’s current estimates, due to unanticipated events, could have a material impact on the Corporation’s financial condition and results of operations.

The Corporation establishes tax liabilities or reduces tax assets for uncertain tax positions when, despite its assessment that its tax return positions are appropriate and supportable under local tax law, the Corporation believes it may not succeed in realizing the tax benefit of certain positions if challenged. In evaluating a tax position, the Corporation determines whether it is more-likely-than-not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Corporation’s estimate of the ultimate tax liability contains assumptions based on past experiences, and judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by taxing jurisdictions. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Corporation evaluates these uncertain tax positions each quarter and adjusts the related tax liabilities or assets in light of changing facts and circumstances, such as the progress of a tax audit or the expiration of a statute of limitations. The Corporation believes the estimates and assumptions used to support its evaluation of uncertain tax positions are reasonable.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico that, if recognized through earnings, would affect the Corporation’s effective tax rate, was approximately $10.2 million at December 31, 2020 and $10.5 million at December 31, 2019. Refer to Note 34 to the Consolidated Financial Statements for further information on this subject matter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $13.6 million, including interest.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. Although the outcome of tax audits is uncertain, the Corporation believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from open years. From time to time, the Corporation is audited by various federal, state and local authorities regarding income tax matters. Although management believes its approach in determining the appropriate tax treatment is supportable and in accordance with the accounting standards, it is possible that the final tax authority will take a tax position that is different than the tax position reflected in the Corporation’s income tax provision and other tax reserves. As each audit is conducted, adjustments, if any, are appropriately recorded in the consolidated financial statement in the period determined. Such differences could have an adverse effect on the Corporation’s income tax provision or benefit, or other tax reserves, in the reporting period in which such determination is made and, consequently, on the Corporation’s results of operations, financial position and / or cash flows for such period.

Goodwill and Other Intangible Assets

The Corporation’s goodwill and other identifiable intangible assets having an indefinite useful life are tested for impairment. Intangibles with indefinite lives are evaluated for impairment at least annually, and on a more frequent basis, if events or circumstances indicate impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment and a decision to change the operations or dispose of a reporting unit. Other identifiable intangible assets with a finite useful life are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Goodwill impairment is recognized when the carrying amount of any of the reporting units exceeds its fair value up to the amount of the goodwill. Prior to the adoption of ASU 2017-04 on January 1, 2020, the goodwill impairment test consisted of a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. If needed, the second step consists of comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Corporation estimates the fair value of each reporting unit, consistent with the requirements of the fair value measurements accounting standard, generally using a combination of methods, including market price multiples of comparable companies and transactions, as well as discounted cash flow analyses. Subsequent reversal of goodwill impairment losses is not permitted under applicable accounting standards. No impairment was recognized by the Corporation from the annual test as of July 31, 2020.For a detailed description of the annual goodwill impairment evaluation performed by the Corporation during the third quarter of 2020, refer to Note 14.

At December 31, 2020, goodwill amounted to $671 million. Note 14 to the Consolidated Financial Statements provides the assignment of goodwill by reportable segment.

Pension and Postretirement Benefit Obligations

The Corporation provides pension and restoration benefit plans for certain employees of various subsidiaries. The Corporation also provides certain health care benefits for retired employees of BPPR. The non-contributory defined pension and benefit restoration plans (“the Pension Plans”) are frozen with regards to all future benefit accruals.

The estimated benefit costs and obligations of the Pension Plans and Postretirement Health Care Benefit Plan (“OPEB Plan”) are impacted by the use of subjective assumptions, which can materially affect recorded amounts, including expected returns on plan assets, discount rates, termination rates, retirement rates and health care trend rates. Management applies judgment in the determination of these factors, which normally undergo evaluation against current industry practice and the actual experience of the Corporation. The Corporation uses an independent actuarial firm for assistance in the determination of the Pension Plans and OPEB Plan costs and obligations. Detailed information on the Plans and related valuation assumptions are included in Note 29 to the Consolidated Financial Statements.

The Corporation periodically reviews its assumption for the long-term expected return on Pension Plans assets. The Pension Plans’ assets fair value at December 31, 2020 was $878.8 million. The expected return on plan assets is determined by considering various factors, including a total fund return estimate based on a weighted-average of estimated returns for each asset class in each plan. Asset class returns are estimated using current and projected economic and market factors such as real rates of return, inflation, credit spreads, equity risk premiums and excess return expectations.

As part of the review, the Corporation’s independent consulting actuaries performed an analysis of expected returns based on each plan’s expected asset allocation for the year 2021 using the Willis Towers Watson US Expected Return Estimator. This analysis is reviewed by the Corporation and used as a tool to develop expected rates of return, together with other data. This forecast reflects the actuarial firm’s view of expected long-term rates of return for each significant asset class or economic indicator; for example, 8.5% for large cap stocks, 8.8% for small cap stocks, 8.9% for international stocks, 3.3% for long corporate bonds and 2.0% for long Treasury bonds at January 1, 2021. A range of expected investment returns is developed, and this range relies both on forecasts and on broad-market historical benchmarks for expected returns, correlations, and volatilities for each asset class.

As a consequence of recent reviews, the Corporation decreased its expected return on plan assets for year 2021 to 4.60% and 5.50% for the Pension Plans. Expected rates of return of 5.0% and 5.8% had been used for 2020 and 5.3% and 6.0% had been used for 2019 for the Pension Plans. Since the expected return assumption is on a long-term basis, it is not materially impacted by the yearly fluctuations (either positive or negative) in the actual return on assets. The expected return can be materially impacted by a change in the plan’s asset allocation.

Net Periodic Benefit Cost (“pension expense”) for the Pension Plans amounted to $6.2 million in 2020. The total pension expense included a benefit of $38.1 million for the expected return on assets.

Pension expense is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return for 2020 from 4.60% to 4.35% would increase the projected 2021 pension expense for the Banco Popular de Puerto Rico Retirement Plan, the Corporation’s largest plan, by approximately $2.0 million.

If the projected benefit obligation exceeds the fair value of plan assets, the Corporation shall recognize a liability equal to the unfunded projected benefit obligation and vice versa, if the fair value of plan assets exceeds the projected benefit obligation, the Corporation recognizes an asset equal to the overfunded projected benefit obligation. This asset or liability may result in a taxable or deductible temporary difference and its tax effect shall be recognized as an income tax expense or benefit which shall be allocated to various components of the financial statements, including other comprehensive income. The determination of the fair value of pension plan obligations involves judgment, and any changes in those estimates could impact the Corporation’s Consolidated Statements of Financial Condition. Management believes that the fair value estimates of the Pension Plans assets are reasonable given the valuation methodologies used to measure the investments at fair value as described in Note 27. Also, the compositions of the plan assets are primarily in equity and debt securities, which have readily determinable quoted market prices. The Corporation had recorded a liability for the underfunded pension benefit obligation of $35.6 million at December 31, 2020.

The Corporation uses the spot rate yield curve from the Willis Towers Watson RATE: Link (10/90) Model to discount the expected projected cash flows of the plans. The equivalent single weighted average discount rate ranged from 2.41% to 2.48% for the Pension Plans and 2.65% for the OPEB Plan to determine the benefit obligations at December 31, 2020.

A 50 basis point decrease to each of the rates in the December 31, 2020 Willis Towers Watson RATE: Link (10/90) Model would increase the projected 2021 expense for the Banco Popular de Puerto Rico Retirement Plan by approximately $2.1 million. The change would not affect the minimum required contribution to the Pension Plans.

The OPEB Plan was unfunded (no assets were held by the plan) at December 31, 2020. The Corporation had recorded a liability for the underfunded postretirement benefit obligation of $179.2 million at December 31, 2020.

STATEMENT OF OPERATIONS ANALYSIS

Net Interest Income

Net interest income is the difference between the revenue generated from earning assets, including loan fees, less the interest cost of deposits and borrowed money. Several risk factors might influence net interest income including the economic environment in which we operate, market driven events, changes in volumes, repricing characteristics, loans fees collected, moratoriums granted on loan payments and delay charges, interest collected on nonaccrual loans, as well as strategic decisions made by the Corporation’s management. Net interest income for the year ended December 31, 2020 was $1.9 billion, a decline of $35.1 million when compared to 2019. Net interest income, on a taxable equivalent basis, for the year ended December 31, 2020 was $2.0 billion compared to $2.1 billion in 2019.

Due to the Corporation’s current asset sensitive position, low current or expected interest rates will negatively impact our results. See the Risk Management: Market/Interest Rate Risk section of this MD&A for additional information related to the Corporation’s interest rate risk.

The average key index rates for the years 2020 and 2019 were as follows:

	2020	2019
Prime rate………………………………………………………………………………………………….	3.53%	5.28%
Fed funds rate……………………………………………………………………………………………..	0.35	2.15
3-month LIBOR……………………………………………………………………………………………	0.65	2.33
3-month Treasury Bill…………………………………………………………………………………….	0.35	2.09
10-year Treasury………………………………………………………………………………………….	0.89	2.14
FNMA 30-year…………………………………………………………………………………………….	1.01	2.85

Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected, and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Prepayment penalties, late fees collected and the amortization of premiums / discounts on purchased loans are also included as part of the loan yield. Interest income for the period ended December 31, 2020 included a favorable impact of $55.3 million, related to those items, compared to $55.9 million for the same period in 2019, excluding the discount accretion on loans accounted for under ASC Subtopic 310-30. The decrease of $0.6 million is mainly due to lower amortization of fees related to the discount portfolio from Reliable.

Table 3 presents the different components of the Corporation’s net interest income, on a taxable equivalent basis, for the year ended December 31, 2020, as compared with the same period in 2019, segregated by major categories of interest earning assets and interest-bearing liabilities. Net interest margin decreased by 74 basis points to 3.29% in 2020, compared to 4.03% in 2019. The lower net interest margin for the year is driven by the decrease of 225 basis points in the Federal Funds Rate that occurred during the second half of 2019 (75 basis points) and in the first quarter of 2020 (150 basis points) and the increase in average deposits by $9.4 billion which were redeployed mostly in overnight Fed Funds, U.S. Treasury and agency debt securities and $1.4 billion in loans funded under the SBA PPP Program. These assets, although accretive to net interest income, are low yielding assets and compressed the net interest margin. Management took actions to deploy a portion of this liquidity by acquiring investment securities, including U.S. agency mortgage backed securities and executing the $807.6 million in bulk loan repurchases from its GNMA, FNMA and FHMLC loan servicing portfolios. On a taxable equivalent basis, net interest margin was 3.62% in 2020, compared to 4.43% in 2019. Net interest income decreased by $35.1 million year over year and $36.5 million on a taxable equivalent basis. The main variances in net interest income on a taxable equivalent basis were:

Negative variances:

• Lower interest income from money market investments due to lower market rates, partially offset by higher volume driven mainly by the increase in deposits;

• Lower interest income from investment securities due to lower rates, partially offset by a higher volume of U.S. Treasuries and U.S. agency mortgage backed agencies to deploy liquidity and to benefit from the Puerto Rico tax exemption of these assets and higher yield; and,

• Lower interest income from loans mainly driven by a lower amortization on the discount on the portfolio acquired from Wells Fargo in 2018, waived fees on past due loans associated to the moratorium granted in connection with the COVID-19 pandemic and the impact of the decrease in rates in variable rate loans and new production. These negative variances were partially offset by higher volume of loans, mainly PPP, both in Puerto Rico and the U.S., auto loan financing in BPPR and commercial and mortgage loan growth in PB.

Positive variances:

• Lower interest expense on deposits driven by lower interest cost, in both BPPR and PB, which resulted from the decrease in market rates, as discussed above and management actions to reduce costs. The cost of interest deposits decreased 47 basis points at the consolidated level and also decreased 47 basis points in BPPR and PB. These decreases in interest expense were partially offset by a higher average balance of interest-bearing deposits in most categories mainly driven by the inflow of deposits from the relief and assistance programs provided by the Puerto Rico and Federal governments in response to the pandemic.

Table 4 - Analysis of Levels & Yields on a Taxable Equivalent Basis from Continuing Operations (Non-GAAP)
Years ended December 31,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2020	2019	Variance	2020	2019	Variance		2020	2019	Variance	Rate	Volume
(In millions)							(In thousands)
$8,598	$4,166	$4,432	0.23%	2.16%	(1.93)%	Money market investments	$19,722	$89,824	$(70,102)	$(119,126)	$49,024
19,353	15,905	3,448	2.42	3.15	(0.73)	Investment securities [1]	467,994	501,781	(33,787)	(129,254)	95,467
69	68	1	6.00	7.55	(1.55)	Trading securities	4,165	5,103	(938)	(1,074)	136
						Total money market,
						investment and trading
28,020	20,139	7,881	1.76	2.96	(1.20)	securities	491,881	596,708	(104,827)	(249,454)	144,627
						Loans:
13,245	12,171	1,074	5.23	6.11	(0.88)	Commercial	692,372	743,682	(51,310)	(113,207)	61,897
913	801	112	5.74	6.59	(0.85)	Construction	52,438	52,767	(329)	(7,253)	6,924
1,112	989	123	6.05	6.06	(0.01)	Leasing	67,247	59,935	7,312	(92)	7,404
7,255	7,121	134	5.23	5.36	(0.13)	Mortgage	379,794	381,493	(1,699)	(8,823)	7,124
2,839	2,885	(46)	11.34	11.81	(0.47)	Consumer	322,009	340,848	(18,839)	(14,150)	(4,690)
3,021	2,839	182	8.97	9.59	(0.62)	Auto	271,162	272,169	(1,007)	(17,927)	16,921
28,385	26,806	1,579	6.29	6.90	(0.61)	Total loans	1,785,022	1,850,894	(65,872)	(161,452)	95,580
$56,405	$46,945	$9,460	4.04%	5.21%	(1.17)%	Total earning assets	$2,276,903	$2,447,602	$(170,699)	$(410,906)	$240,207
						Interest bearing deposits:
$19,678	$15,327	$4,351	0.28%	0.96%	(0.68)%	NOW and money market [2]	$54,652	$146,684	$(92,032)	$(118,302)	$26,270
12,399	10,249	2,150	0.30	0.44	(0.14)	Savings	37,765	45,516	(7,751)	(17,891)	10,140
7,971	7,770	201	1.05	1.45	(0.40)	Time deposits	83,438	112,658	(29,220)	(29,338)	118
40,048	33,346	6,702	0.44	0.91	(0.47)	Total deposits	175,855	304,858	(129,003)	(165,531)	36,528
166	231	(65)	1.48	2.64	(1.16)	Short-term borrowings	2,457	6,099	(3,642)	(2,101)	(1,541)
						Other medium and
1,178	1,194	(16)	4.81	4.77	0.04	long-term debt	56,626	58,142	(1,516)	(933)	(583)
						Total interest bearing
41,392	34,771	6,621	0.57	1.06	(0.49)	liabilities	234,938	369,099	(134,161)	(168,565)	34,404
11,538	8,873	2,665				Demand deposits
3,475	3,301	174				Other sources of funds
$56,405	$46,945	$9,460	0.42%	0.78%	(0.36)%	Total source of funds	234,938	369,099	(134,161)	(168,565)	34,404
			3.62%	4.43%	(0.81)%	Net interest margin/ income on a taxable equivalent basis (Non-GAAP)	2,041,965	2,078,503	(36,538)	$(242,341)	$205,803
			3.47%	4.15%	(0.68)%	Net interest spread
						Taxable equivalent adjustment	185,353	186,809	(1,456)
			3.29%	4.03%	(0.74)%	Net interest margin/ income non-taxable equivalent basis (GAAP)	$1,856,612	$1,891,694	$(35,082)
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

Provision for Credit Losses – Loan Portfolio

The Corporation’s provision for credit losses was $282.3 million for the year ended December 31, 2020, compared to $165.8 million for the year ended December 31, 2019, an increase of $116.6 million. The increase in the provision for credit losses for the year 2020 when compared to the prior year reflects the impact of the adoption of the new CECL accounting standard, as well as the estimated impact of the COVID-19 pandemic. In addition, the Corporation recorded a provision for estimated credit losses for unfunded loan commitments amounting to $12.6 million, compared to $0.5 million for 2019. As discussed in Note 8, during 2019, the provision for unfunded commitments was recorded as a component of other expenses.

The provision for credit losses for the BPPR loan portfolio segment was $205.9 million for the year 2020, compared to $135.8 million for the year 2019, an increase of $70.1 million. The Popular U.S. segment provision for credit losses amounted to $76.5 million for the year 2020, an increase of $46.5 million when compared to $30.0 million for the year 2019.

As discussed in Note 8 to the Consolidated Financial Statements, within the process to estimate its allowance for credit losses (“ACL”), the Corporation applies probability weights to the outcomes of simulations using Moody’s Analytics’ Baseline, S3 (pessimistic) and S1 (optimistic) scenarios.

Refer to the Credit Risk section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for credit losses and selected loan losses statistics.

Provision for Credit Losses – Investment Securities

During the year ended December 31, 2020, the Corporation recorded a release of $2.4 million on its ACL related to its investment securities portfolio of obligations from the Government of Puerto Rico, states and political subdivisions after the adoption of the new CECL accounting standard on January 1st, 2020. At December 31, 2020, the total allowance for credit losses for this portfolio amounted to $10.3 million.

Non-Interest Income

For the year ended December 31, 2020, non-interest income decreased by $57.6 million, when compared with the previous year primarily driven by:

• lower service charges on deposit accounts by $13.1 million, mainly in the BPPR segment, due to lower transactions and the temporary waiver of fees during part of the year as part of the financial relief programs implemented in response to the COVID-19 pandemic;

• lower other service fees by $27.3 million, principally at the BPPR segment, due to lower credit and debit card fees by $10.3 million as a result of lower transactional volumes and the temporary waiver of service charges and late charges during part of the year as a result of the pandemic, lower insurance fees by $10.2 million in part due to lower contingent insurance commissions by $7.0 million and lower other fees by $5.9 million in part due to lower retail auto loan servicing fee income; and

• lower income from mortgage banking activities by $21.7 million mainly due to higher unfavorable fair value adjustments on mortgage servicing rights by $14.6 million in part due to the $8.8 million negative fair value adjustment recognized during the third quarter of 2020 as a result of the bulk repurchase completed by BPPR from its GNMA, FNMA and FHLMC servicing portfolio; a $10.5 million loss in interest advances related to GNMA loans recognized in connection with the bulk repurchase during the third quarter of 2020; and higher realized losses on closed derivatives positions by $4.3 million; partially offset by higher gains from securitization transactions by $10.1 million;

partially offset by:

• an increase in net gain on equity securities of $3.8 million mainly related to a $4.1 million gain on sale of certain equity securities at PB during the third quarter of 2020.

Operating Expenses

Table 5 provides a breakdown of operating expenses by major categories.

Table 5 - Operating Expenses
	Years ended December 31,
(In thousands)	2020	2019	2018	2017	2016
Personnel costs:
Salaries	$370,179	$351,788	$326,509	$313,394	$308,135
Commissions, incentives and other bonuses	78,582	97,764	90,000	70,099	73,684
Pension, postretirement and medical insurance	44,123	41,804	39,660	40,065	41,203
Other personnel costs, including payroll taxes	71,321	99,269	106,819	53,204	54,373
Total personnel costs	564,205	590,625	562,988	476,762	477,395
Net occupancy expenses	119,345	96,339	88,329	89,194	85,653
Equipment expenses	88,932	84,215	71,788	65,142	62,225
Other taxes	54,454	51,653	46,284	43,382	42,304
Professional fees:
Collections, appraisals and other credit related fees	12,588	16,300	14,700	14,415	14,607
Programming, processing and other technology services	253,565	247,332	216,128	199,873	205,466
Legal fees, excluding collections	10,611	12,877	19,072	11,763	42,393
Other professional fees	117,358	107,902	99,944	66,437	60,577
Total professional fees	394,122	384,411	349,844	292,488	323,043
Communications	23,496	23,450	23,107	22,466	23,897
Business promotion	57,608	75,372	65,918	58,445	53,014
FDIC deposit insurance	23,868	18,179	27,757	26,392	24,512
Loss on early extinguishment of debt	-	-	12,522	-	-
Other real estate owned (OREO) (income) expenses	(3,480)	4,298	23,338	48,540	47,119
Other operating expenses:
Credit and debit card processing, volume, interchange and other expenses	45,108	38,059	27,979	26,201	20,796
Operational losses	26,331	21,414	35,798	39,612	35,995
All other	57,443	80,097	76,584	59,194	43,737
Total other operating expenses	128,882	139,570	140,361	125,007	100,528
Amortization of intangibles	6,397	9,370	9,326	9,378	12,144
Goodwill and trademark impairment losses	-	-	-	-	3,801
Total operating expenses	$1,457,829	$1,477,482	$1,421,562	$1,257,196	$1,255,635
Personnel costs to average assets	0.95%	1.17%	1.21%	1.15%	1.27%
Operating expenses to average assets	2.45	2.93	3.05	3.04	3.34
Employees (full-time equivalent)	8,522	8,560	8,474	7,784	7,828
Average assets per employee (in millions)	$6.99	$5.88	$5.50	$5.32	$4.81

Operating expenses for the year ended December 31, 2020 decreased by $19.7 million, when compared with the previous year. The year 2020 reflected $23.2 million in expenses related to PB’s New York branches realignment. Excluding this item, operating expenses would have decreased by $42.9 million. The decrease in operating expenses was driven primarily by:

• Lower personnel cost by $26.4 million due to lower incentives related to the profit-sharing plan by $28.8 million and lower commission, incentive and other bonuses by $19.2 million; partially offset by higher salaries by $18.4 million due to annual salary revision and $2.1 million in severance expense related to PB’s branch realignment;

• Lower business promotions by $17.8 million mainly due to lower advertising expense by $7.9 million as a result of expenses during 2019 associated with the integration of the business acquired from Wells Fargo and adjustments in promotional activity due to the pandemic and lower consumer reward program expense by $4.4 million;

• Lower OREO expense by $7.8 million due to the temporary suspension of foreclosure activity as part of the pandemic relief measures; and

• Lower other operating expenses by $10.7 million mainly due to lower pension plan cost by $13.4 million due to annual changes in actuarial assumptions, lower transportation and traveling expenses by $4.0 million due to the pandemic and lower claims foreclosure expenses by $3.0 million; partially offset by higher credit and debit card processing expenses by $7.0 million and higher reserves for operational losses by $4.9 million.

These variances were partially offset by:

• Higher net occupancy expense by $23.0 million due to $19.0 million in costs related to the termination of real property leases associated with PB’s New York branch realignment, including the impairment of the right-of-use assets;

• Higher equipment expense by $4.7 million due to higher software license costs;

• Higher professional fees by $9.7 million mainly due to higher advisory expenses by $8.3 million related to corporate initiatives, higher programming, processing and other technology services by $6.2 million and higher audit and tax services by $3.2 million mainly related to work on new accounting pronouncements; partially offset by lower collections, appraisals and other credit related fees by $3.7 million due to the temporary suspension of collection efforts related to the pandemic and lower legal fees by $4.6 million; and

• Higher FDIC deposit insurance by $5.7 million due to an increase in the assessment base.

INCOME TAXES

For the year ended December 31, 2020, the Corporation recorded an income tax expense of $111.9 million, compared to $147.2 million for the same period of 2019. The income tax expense for the year ended December 31, 2020 reflects the impact of lower pre-tax income, resulting primarily from a higher provision for credit losses and the impact of the COVID-19 pandemic.

At December 31,2020, the Corporation had a deferred tax asset amounting to $0.8 billion, net of a valuation allowance of $0.5 billion. The deferred tax asset related to the U.S. operations was $0.3 billion, net of a valuation allowance of $0.4 billion.

Refer to Note 34 to the Consolidated Financial Statements for a reconciliation of the statutory income tax rate to the effective tax rate and additional information on the income tax expense and deferred tax asset balances.

Fourth Quarter Results

The Corporation recognized net income of $176.3 million for the quarter ended December 31, 2020, compared with a net income of $166.8 million for the same quarter of 2019.

Net interest income for the fourth quarter of 2020 amounted to $471.6 million, compared with $467.4 million for the fourth quarter of 2019, an increase of $4.2 million. The increase in net interest income was mainly due to increase in average balance of earning assets, mainly due to increase in deposits. The net interest margin declined by 79 basis points to 3.04% due to declines in market rates and the change in earning assets mix, which were concentrated in overnight Fed Funds, U.S. Treasuries and MBS as well PPP loans, which are all lower yielding assets.

The provision for credit losses amounted to $21.2 million for the quarter ended December 31, 20120, calculated under the CECL model, compared to $47.2 million for the fourth quarter of 2019. The provision for loans held-in portfolio at BPPR and PB segments decreased by $16.1 million and $20.4 million, respectively, reflective of improvements in the macroeconomic scenarios during the fourth quarter. In addition, the Corporation recognized $12.2 million in provision for unfunded commitments, including a reclassification of $10.0 million from other operating expenses and a reduction to the reserve for credit losses in our investment portfolio of $2.2 million, during the fourth quarter of 2020.

Non-interest income amounted to $144.8 million for the quarter ended December 31, 2020, compared with $152.4 million for the same quarter in 2019. The decrease of $7.6 million was mainly due to lower other service fees and lower mortgage banking activities.

Operating expenses totaled $375.9 million for the quarter ended December 31, 2020, compared with $390.6 million for the same quarter in the previous year. The decrease of $14.7 million is mainly related to lower personnel costs, business promotion expenses, and lower other operating expenses due to the reclassification of $10.0 million in provision for unfunded commitments from the other expenses line to the provision for credit losses caption, partially offset by higher net occupancy expenses related to the termination of real property leases associated with PB’s New York branch rationalization, amounting to $19.0 million, including the impairment of the right-of-use assets and related costs.

Income tax expense amounted to $43.0 million for the quarter ended December 31, 2020, compared with income tax expense of $15.3 million for the same quarter of 2019. The increase is mainly due to higher pre-tax income and lower net exempt interest income during the quarter ended December 31, 2020, compared to the quarter ended December 31, 2019. In addition, during the fourth quarter of 2019, the Corporation recorded a tax benefit of approximately $18 million related to the revision of the amount of exempt income for prior years. The effective tax rate (“ETR”) for the fourth quarter of 2020 was 20%.

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

The Corporate group reported a net income of $8.5 million for the year ended December 31, 2020, compared to a net income of $6.1 million for the previous year. The increase in the net income was mainly attributed to higher non-interest income by $2.5 million and lower operating expenses by $1.0 million mainly due to lower profit-sharing plan expense, partially offset by higher net-interest loss by $1.8 million due to lower income from money market investments.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $499.0 million for the year ended December 31, 2020, compared with $609.9 million for the year ended December 31, 2019. The results for 2020 were impacted by the COVID-19 pandemic as well as the implementation of the CECL accounting pronouncement. The principal factors that contributed to the variance in the financial results included the following:

• Lower net interest income by $40.4 million due to lower interest income from loans by $51.0 million and lower income from money market investments and debt securities by $97.9 million, reflective of lower rates; partially offset by lower interest expense from deposits by $107.6 million. The BPPR segment’s net interest margin was 3.40% for 2020 compared with 4.30% for the same period in 2019;

• Higher provision for credit losses by $75.5 million mainly due to the implementation of CECL and the impact of the COVID-19 pandemic in the macroeconomic outlook;

• Lower non-interest income by $60.8 million mainly due to:

• Lower service charges on deposit accounts by $9.7 million due to lower transactions and the temporary waiver of fees in response to the COVID-19 pandemic;

• Lower other service fees by $25.2 million due to lower debit and credit card transactions and the temporary waiver of fees, lower contingent insurance revenues and lower auto loans servicing income;

• Lower mortgage banking activities by $23.2 million due to unfavorable fair value adjustments on mortgage servicing rights, and interest losses on GNMA loans as a result of the bulk loan repurchase completed in the third quarter.

• Lower operating expenses by $42.8 million, mainly due to:

• Lower personnel costs by $20.9 million mainly due to lower profit-sharing plan expense;

• Lower professional fees by $19.8 million mainly due to lower consulting and advisory services, as these have been centralized at the Corporate segment;

• Lower business promotions by $13.2 million mainly due to the expenses during 2019 associated with the integration of the business acquired from Wells Fargo, lower consumer reward program expense and lower expenses related to product marketing campaigns;

• Lower OREO expenses by $9.7 million due to the temporary suspension of foreclosure activity as part of the pandemic relief measures and lower gains on sales of foreclosed properties;

Partially offset by:

• Higher other operating expenses by $10.4 million due to higher Corporate expense allocations related to consulting and advisory fees, offset by lower pension plan expenses due to changes in the actuarial assumptions and lower traveling and foreclosure claims expenses due to the pandemic.

• Lower income tax expense by $22.3 million due to lower income before tax.

Popular U.S.

For the year ended December 31, 2020, the reportable segment of Popular U.S. reported net loss of $0.7 million, compared with a net income of $55.3 million for the year ended December 31, 2019. The principal factors that contributed to the variance in the financial results included the following:

• Higher net interest income by $7.0 million mainly due to lower income from loans by $9.6 million due to lower rates, offset by higher volumes of PPP loans, and lower income from money market investments and debt securities by $12.6 million, reflective of lower market rates, partially offset by lower interest expense from deposits by $26.3 million. The Popular U.S. reportable segment’s net interest margin was 3.21% for 2020 compared with 3.32% for the same period in 2019;

• Higher provision for credit losses by $51.5 million mainly due to the implementation of CECL;

• Higher operating expenses by $24.5 million mainly due to:

• Higher occupancy expenses due to the impact of the NY branch rationalization resulting in $19.0 million in lease termination costs, including the impairment of the right of use assets,

• Higher other operating expenses by $14.7 million due to higher Corporate expense allocations related to consulting and advisory fees;

Partially offset by:

• Lower personnel costs by $6.9 million due to lower profit-sharing plan expense and lower medical and other fringe benefits expenses.

• Income taxes favorable variance of $11.8 million mainly due to lower income before tax.

STATEMENT OF FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $65.9 billion at December 31, 2020, compared to $52.1 billion at December 31, 2019. Refer to the Corporation’s Consolidated Statements of Financial Condition at December 31, 2020 and 2019 included in this 2020 Annual Report on Form 10-K. Also, refer to the Statistical Summary 2016-2020 in this MD&A for Condensed Statements of Financial Condition for the past five years.

Money market, trading and investment securities

Money market investments totaled $11.6 billion at December 31, 2020, compared to $3.3 billion at December 31, 2019. The increase was mainly due to an increase in deposits mainly in public funds from the Government of Puerto Rico.

Debt securities available-for-sale increased by $3.9 billion to $21.6 billion at December 31, 2020 mainly due to purchases of U.S. agency mortgage-backed securities, partially offset by maturities and paydowns of U.S. Treasury securities. Refer to Note 5 to the Consolidated Financial Statements for additional information with respect to the Corporation’s debt securities available-for-sale.

Loans

Refer to Table 6 for a breakdown of the Corporation’s loan portfolio. Also, refer to Note 7 in the Consolidated Financial Statements for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Loans held-in-portfolio increased by $2.0 billion to $29.4 billion at December 31, 2020 mainly driven by growth of commercial loans due to originations of PPP loans at both BPPR and PB and an increase of $0.7 billion in mortgage loans mainly due to bulk loan repurchases from the Corporation’s GSEs loan servicing portfolios.

The allowance for credit losses for the loan portfolio increased by $0.4 billion, which includes the impact of the adoption of CECL. Refer to the Credit Quality section of the MD&A for additional information on the Allowance for credit losses for the loan portfolio.

Table 6 - Loans Ending Balances
	At December 31,
(In thousands)	2020	2019	2018	2017	2016
Loans not covered under FDIC loss sharing agreements:
Commercial	$13,606,280	$12,312,751	$12,043,019	$11,488,861	$10,798,507
Construction	918,765	831,092	779,449	880,029	776,300
Legacy[1]	15,473	22,105	25,949	32,980	45,293
Lease financing	1,197,661	1,059,507	934,773	809,990	702,893
Mortgage	7,890,680	7,183,532	7,235,258	7,270,407	6,696,361
Consumer	5,756,337	5,997,886	5,489,441	3,810,527	3,754,393
Total non-covered loans held-in-portfolio	29,385,196	27,406,873	26,507,889	24,292,794	22,773,747
Loans covered under FDIC loss sharing agreements:
Mortgage	-	-	-	502,930	556,570
Consumer	-	-	-	14,344	16,308
Loans covered under FDIC loss sharing agreements	-	-	-	517,274	572,878
Total loans held-in-portfolio	29,385,196	27,406,873	26,507,889	24,810,068	23,346,625
Loans held-for-sale:
Commercial	2,738	-	-	-	-
Mortgage	96,717	59,203	51,422	132,395	88,821
Total loans held-for-sale	99,455	59,203	51,422	132,395	88,821
Total loans	$29,484,651	$27,466,076	$26,559,311	$24,942,463	$23,435,446

[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the PB reportable segment.

Other assets

Other assets amounted to $1.7 billion at December 31, 2020, a decrease of $0.1 billion when compared to December 31, 2019. Refer to Note 13 for a breakdown of the principal categories that comprise the caption of “Other Assets” in the Consolidated Statements of Financial Condition at December 31, 2020 and 2019.

Liabilities

The Corporation’s total liabilities were $59.9 billion at December 31, 2020, an increase of $13.8 billion compared to $46.1 billion at December 31, 2019, mainly due to increases in deposits as discussed below. Refer to the Corporation’s Consolidated Statements of Financial Condition included in this Form 10-K.

Deposits and Borrowings

The composition of the Corporation’s financing to total assets at December 31, 2020 and 2019 is included in Table 7.

Table 7 - Financing to Total Assets
	December 31,	December 31,	% increase (decrease)	% of total assets
(In millions)	2020	2019	from 2019 to 2020	2020	2019
Non-interest bearing deposits	$13,129	$9,160	43.3%	19.9%	17.6%
Interest-bearing core deposits	38,599	29,610	30.4	58.5	56.8
Other interest-bearing deposits	5,138	4,988	3.0	7.8	9.6
Repurchase agreements	121	193	(37.3)	0.2	0.4
Notes payable	1,225	1,102	11.2	1.9	2.1
Other liabilities	1,685	1,045	61.2	2.6	2.0
Stockholders’ equity	6,029	6,017	0.2	9.1	11.5

Deposits

The Corporation’s deposits totaled $56.9 billion at December 31, 2020, compared to $43.8 billion at December 31, 2019.The deposits increase of $13.1 billion was mainly due to an increase at BPPR of retail and commercial demand and savings accounts by $8.2 billion and Puerto Rico public sector deposits by $4.5 billion. Public sector deposit balances are expected to decline over the long term. However, the receipt by the P.R. Government of additional COVID-19-related Federal assistance and seasonal tax collections are likely to increase public deposit balances at BPPR in the near term. The rate at which public deposit balances will decline is uncertain and difficult to predict. The amount and timing of any such reduction is likely to be impacted by, for example, the timeline of current debt restructuring efforts under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) and the speed at which the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) assistance is distributed. Generally, these deposits require high credit quality securities as collateral. Therefore, while there can be timing differences between the deposit outflow and the release of collateral, generally the liquidity risks from public deposit outflows are lower. Refer to Table 8 for a breakdown of the Corporation’s deposits at December 31, 2020 and 2019.

Table 8 - Deposits Ending Balances
(In thousands)	2020	2019	2018	2017	2016
Demand deposits [1]	$22,532,729	$16,566,145	$16,077,023	$12,460,081	$9,053,897
Savings, NOW and money market deposits (non-brokered)	26,390,565	19,169,899	15,616,247	15,054,242	13,327,298
Savings, NOW and money market deposits (brokered)	635,198	347,765	400,004	424,307	405,487
Time deposits (non-brokered)	7,130,749	7,546,621	7,500,544	7,411,140	7,486,717
Time deposits (brokered CDs)	177,099	128,176	116,221	103,738	222,825
Total deposits	$56,866,340	$43,758,606	$39,710,039	$35,453,508	$30,496,224

[1] Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings amounted to $1.3 billion at December 31, 2020 and 2019. Refer to Note 16 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Off-Balance Sheet Arrangements and Other Commitments section in this MD&A for additional information on the Corporation’s contractual obligations.

Other liabilities

The Corporation’s other liabilities amounted to $1.7 billion at December 31, 2020, an increase of $0.6 billion when compared to December 31, 2019, mainly due to an increase of $0.7 billion in unsettled purchases of debt securities.

Stockholders’ Equity

Stockholders’ equity increased by $11.9 million to $6.0 billion at December 31, 2020, when compared to December 31, 2019. The change in stockholders’ equity was impacted by the net income of $506.6 million and unrealized gains on debt securities available-for-sale offset by capital transactions including an accelerated share repurchase and the redemption of 2008 Series B preferred stock, as discussed in Note 19. Refer to the Consolidated Statements of Financial Condition, Comprehensive Income and of Changes in Stockholders’ Equity for information on the composition of stockholders’ equity. Also, refer to Note 21 for a detail of accumulated other comprehensive loss, an integral component of stockholders’ equity.

REGULATORY CAPITAL

The Corporation and its bank subsidiaries are subject to capital adequacy standards established by the Federal Reserve Board. The risk-based capital standards applicable to Popular, Inc. and the Banks, BPPR and PB, are based on the final capital framework of Basel III. The capital rules of Basel III include a “Common Equity Tier 1” (“CET1”) capital measure and specifies that Tier 1 capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements. Note 20 to the consolidated financial statements presents further information on the Corporation’s regulatory capital requirements, including the regulatory capital ratios of its depository institutions, BPPR and PB.

An institution is considered “well-capitalized” if it maintains a total capital ratio of 10%, a Tier 1 capital ratio of 8%, a CET1 capital ratio of 6.5% and a leverage ratio of 5%. The Corporation’s ratios presented in Table 9 show that the Corporation was “well capitalized” for regulatory purposes, the highest classification, under Basel III for years 2016 through 2020. BPPR and PB were also well-capitalized for all years presented.

The Basel III Capital Rules also require an additional 2.5% “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios, which excludes the leverage ratio. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. Popular, BPPR and PB are required to maintain this additional capital conservation buffer of 2.5% of CET1, resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

Table 9 presents the Corporation’s capital adequacy information for the years 2016 through 2020.

Table 9 - Capital Adequacy Data
	At December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Risk-based capital:
Common Equity Tier 1 capital	$4,992,096	$5,121,240	$4,631,511	$4,226,519	4,121,208
Additional Tier 1 Capital	22,143	-	-	-
Tier 1 capital	$5,014,239	$5,121,240	$4,631,511	$4,226,519	$4,121,208
Supplementary (Tier 2) capital	759,680	737,375	722,688	758,746	748,007
Total capital	$5,773,919	$5,858,615	$5,354,199	$4,985,265	$4,869,215
Total risk-weighted assets	$30,702,091	$28,840,368	$27,403,718	$25,935,696	$25,001,334
Adjusted average quarterly assets	$64,305,022	$51,057,484	$46,876,424	$42,185,805	$37,785,070
Ratios:
Common Equity Tier 1 capital	16.26%	17.76%	16.90%	16.30%	16.48%
Tier 1 capital	16.33	17.76	16.90	16.30	16.48
Total capital	18.81	20.31	19.54	19.22	19.48
Leverage ratio	7.80	10.03	9.88	10.02	10.91
Average equity to assets	9.10	11.35	11.67	12.91	14.03
Average tangible equity to assets	8.02	10.11	10.37	11.48	12.45
Average equity to loans	19.09	21.31	21.72	22.73	22.89

On April 1, 2020, the Corporation adopted the final rule issued by the federal banking regulatory agencies pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996 that simplified several requirements in the agencies’ regulatory capital rules. These rules simplified the regulatory capital requirement for mortgage servicing assets (MSAs), deferred tax assets arising from temporary differences and investments in the capital of unconsolidated financial institutions by raising the CET1 deduction threshold from 10% to 25%. The 15% CET1 deduction threshold which applies to the aggregate amount of such items was eliminated. The rule also requires, among other changes, increasing from 100% to 250% the risk weight to MSAs and temporary difference deferred tax asset not deducted from capital. For investments in the capital of unconsolidated financial institutions, the risk weight would be based on the exposure category of the investment.

The decrease in the CET1 capital ratio, Tier 1 capital ratio, total capital ratio and leverage ratio as of December 31, 2020 compared to December 31, 2019 was mostly due to the accelerated common stock repurchase of $500 million and the increase in risk weighted assets driven by the increase from 100% to 250% in the risk weight assets of MSAs and temporary difference deferred tax asset not deducted from capital, resulting from the adoption of the aforementioned simplification final rule, partially offset by the year’s earnings.

Pursuant to the adoption of CECL on January 1, 2020, the Corporation elected to use the five-year transition period option as provided in the final interim regulatory capital rules effective March 31,2020. The five-year transition period provision delays for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefits provided during the initial two-year delay.

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to neutralize the regulatory capital effects of participating in the program. Specifically, the agencies have clarified that banking organizations, including the Corporation and its Bank subsidiaries, are permitted to assign a zero percent risk weight to PPP loans for purposes of determining risk-weighted assets and risk-based capital ratios. Additionally, in order to facilitate use of the Paycheck Protection Program Liquidity Facility (the “PPPL Facility”), which provides Federal Reserve Bank loans to eligible financial institutions such as the Corporation’s Bank subsidiaries to fund PPP loans, the agencies further clarified that, for purposes of determining leverage ratios, a banking organization is permitted to exclude from total average assets PPP loans that have been pledged as collateral for a PPPL Facility. As of December 31, 2020, the Corporation has $1.3 billion in PPP loans and $1 million pledged as collateral for PPPL Facilities.

Table 10 reconciles the Corporation’s total common stockholders’ equity to common equity Tier 1 capital.

Table 10 - Reconciliation Common Equity Tier 1 Capital
	At December 31,
(In thousands)	2020	2019
Common stockholders’ equity	$6,224,942	$5,966,619
AOCI related adjustments due to opt-out election	(261,245)	113,155
Goodwill, net of associated deferred tax liability (DTL)	(591,931)	(596,994)
Intangible assets, net of associated DTLs	(22,466)	(28,780)
Deferred tax assets and other deductions	(357,204)	(332,763)
Common equity tier 1 capital	$4,992,096	$5,121,237
Common equity tier 1 capital to risk-weighted assets	16.26%	17.76%

Non-GAAP financial measures

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

Table 11 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets at December 31, 2020 and 2019.

Table 11 - Reconciliation Tangible Common Equity and Assets
	At December 31,
(In thousands, except share or per share information)	2020	2019
Total stockholders’ equity	$6,028,687	$6,016,779
Less: Preferred stock	(22,143)	(50,160)
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(22,466)	(28,780)
Total tangible common equity	$5,312,956	$5,266,717
Total assets	$65,926,000	$52,115,324
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(22,466)	(28,780)
Total tangible assets	$65,232,412	$51,415,422
Tangible common equity to tangible assets	8.14%	10.24%
Common shares outstanding at end of period	84,244,235	95,589,629
Tangible book value per common share	$63.07	$55.10

	Year-to-date average
Total stockholders’ equity [1]	$5,419,938	$5,713,517
Less: Preferred Stock	(26,277)	(50,160)
Less: Goodwill	(671,121)	(669,200)
Less: Other intangibles	(25,154)	(23,563)
Total tangible common equity	$4,697,386	$4,970,594
Average return on tangible common equity	10.75%	13.43%
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

As previously indicated, the Corporation also enters into derivative contracts under which it is required either to receive or pay cash, depending on changes in interest rates. These contracts are carried at fair value on the consolidated statements of financial condition with the fair value representing the net present value of the expected future cash receipts and payments based on market rates of interest as of the statement of condition date. The fair value of the contract changes daily as interest rates change. The Corporation may also be required to post additional collateral on margin calls on the derivatives and repurchase transactions.

At December 31, 2020, the aggregate contractual cash obligations, including borrowings, by maturities, are presented in Table 12.

Table 12 - Contractual Obligations
	Payments Due by Period
(In thousands)	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years	Total
Certificates of deposits	$4,486,877	$1,622,562	$1,130,140	$68,269	$7,307,848
Assets sold under agreement to repurchase	121,303	-	-	-	121,303
Long-term debt	50,040	443,991	231,864	499,086	1,224,981
Operating leases	34,322	47,962	40,648	51,807	174,739
Finance leases	3,897	6,894	7,290	8,850	26,931
Total contractual cash obligations	$4,696,439	$2,121,409	$1,409,942	$628,012	$8,855,802

Under the Corporation’s repurchase agreements, Popular is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

At December 31, 2020, the Corporation’s liability on its pension, restoration and postretirement benefit plans amounted to approximately $215 million, compared with $221 million at December 31, 2019. The Corporation’s expected contributions to the pension and benefit restoration plans are minimal, while the expected contributions to the postretirement benefit plan to fund current benefit payment requirements are estimated at $6.3 million for 2021. Obligations to these plans are based on current and projected obligations of the plans, performance of the plan assets, if applicable, and any participant contributions. Refer to Note 29 to the consolidated financial statements for further information on these plans. Management believes that the effect of the pension and postretirement plans on liquidity is not significant to the Corporation’s overall financial condition. The BPPR’s non-contributory defined pension and benefit restoration plans are frozen with regards to all future benefit accruals.

At December 31, 2020, the liability for uncertain tax positions was $14.7 million, compared with $16.3 million as of the end of 2019. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The ultimate amount and timing of any future cash settlements is difficult to predict with reasonable certainty. Under the statute of limitations, the liability for uncertain tax positions expires as follows: 2021 - $11.3 million, 2022 - $1.1 million and 2023 - $1.1 million. Additionally, $1.4 million is not subject to the statute of limitations. As a result of examinations, the Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $13.6 million, including interests.

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

The following table presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at December 31, 2020:

Table 13 - Off-Balance Sheet Lending and Other Activities
	Amount of commitment - Expiration Period
(In thousands)	2021	Years 2022 - 2023	Years 2024 - 2025	Years 2026 - thereafter	Total
Commitments to extend credit	$8,258,033	$798,038	$142,469	$90,891	$9,289,431
Commercial letters of credit	1,864	-	-	-	1,864
Standby letters of credit	21,516	750	-	-	22,266
Commitments to originate or fund mortgage loans	96,645	141	-	-	96,786
Total	$8,378,058	$798,929	$142,469	$90,891	$9,410,347

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

Most of the assets subject to market valuation risk are debt securities classified as available-for-sale. Refer to Notes 5 and 6 for further information on the debt securities available-for-sale and held-to-maturity portfolios. Debt securities classified as available-for-sale amounted to $21.6 billion as of December 31, 2020. Other assets subject to market risk include loans held-for-sale, which amounted to $99 million, mortgage servicing rights (“MSRs”) which amounted to $118 million and securities classified as “trading”, which amounted to $37 million, as of December 31, 2020.

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

The Corporation processes NII simulations under interest rate scenarios in which the yield curve is assumed to rise and decline by the same amount (parallel shifts). The rate scenarios considered in these market risk simulations reflect instantaneous parallel changes of -100, -200, +100, +200 and +400 basis points during the succeeding twelve-month period. Simulation analyses are based on many assumptions, including relative levels of market interest rates across all yield curve points and indexes, interest rate spreads, loan prepayments and deposit elasticity. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The following table presents the results of the simulations at December 31, 2020 and December 31, 2019, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:

Table 14 - Net Interest Income Sensitivity (One Year Projection)
	December 31, 2020		December 31, 2019
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate
+400 basis points	$167,474	9.19%	$64,351	3.37%
+200 basis points	81,690	4.49	32,766	1.72
+100 basis points	39,361	2.16	16,379	0.86
-100 basis points	(53,952)	(2.96)	(35,213)	(1.84)
-200 basis points	(71,517)	(3.93)	(131,874)	(6.91)

As of December 31, 2020, NII simulations show the Corporation maintains an asset sensitive position and is expected to benefit from an overall rising rate environment. The changes in sensitivity for the period are primarily driven by large deposit increases of over $13 billion along with reductions in the rates paid for deposit products. Overall, rates are now considered to be close to their “lower bound” because we currently assume, in our interest risk models, that rates will not reach negative values. This has the effect of reducing sensitivity in most products given that rates are close to zero in most curve tenors and therefore have little room to fall further in the declining rates scenarios. We would expect this “flooring” effect on sensitivity to declining rates to reverse itself if rates were to rise, because it would mean that rates would once again have more room to fall. In contrast, the sensitivity to rising rate scenarios notably increased as most of the increase in deposits remained in short-term assets and cash at the close of the quarter.

The Corporation’s loan and investment portfolios are subject to prepayment risk, which results from the ability of a third-party to repay debt obligations prior to maturity. Prepayment risk also could have a significant impact on the duration of mortgage-backed securities and collateralized mortgage obligations since prepayments could shorten (or lower prepayments could extend) the weighted average life of these portfolios.

Table 15 - Interest Rate Sensitivity
	At December 31, 2020
	By repricing dates
(Dollars in thousands)	0-30 days	Within 31 - 90 days	After three months but within six months	After six months but within nine months	After nine months but within one year	After one year but within two years	After two years	Non-interest bearing funds	Total
Assets:
Money market investments	$11,640,880	$-	$-	$-	$-	$-	$-	$-	$11,640,880
Investment and trading securities	1,818,381	2,588,213	784,071	862,936	854,535	3,435,958	11,122,995	386,834	21,853,923
Loans	4,941,389	2,079,245	1,343,712	1,209,007	1,239,635	5,265,158	13,562,962	(156,457)	29,484,651
Other assets	-	-	-	-	-	-	-	2,946,546	2,946,546
Total	18,400,650	4,667,458	2,127,783	2,071,943	2,094,170	8,701,116	24,685,957	3,176,923	65,926,000
Liabilities and stockholders' equity:
Savings, NOW and money market and
other interest bearing demand deposits	17,598,227	828,430	1,157,540	1,063,674	978,445	3,202,224	11,601,253	-	36,429,793
Certificates of deposit	2,267,508	597,874	728,850	428,325	515,564	1,064,814	1,704,913	-	7,307,848
Federal funds purchased and assets
sold under agreements to repurchase	71,738	39,586	9,979	-	-	-	-	-	121,303
Notes payable	1,000	-	47,000	-	2,040	104,156	1,070,785	-	1,224,981
Non-interest bearing deposits	-	-	-	-	-	-	-	13,128,699	13,128,699
Other non-interest bearing liabilities	-	-	-	-	-	-	-	1,684,689	1,684,689
Stockholders' equity	-	-	-	-	-	-	-	6,028,687	6,028,687
Total	$19,938,473	$1,465,890	$1,943,369	$1,491,999	$1,496,049	$4,371,194	$14,376,951	$20,842,075	$65,926,000
Interest rate sensitive gap	(1,537,823)	3,201,568	184,414	579,944	598,121	4,329,922	10,309,006	(17,665,152)	-
Cumulative interest rate sensitive gap	(1,537,823)	1,663,745	1,848,159	2,428,103	3,026,224	7,356,146	17,665,152	-	-
Cumulative interest rate sensitive gap
to earning assets	(2.45)%	2.65%	2.95%	3.87%	4.82%	11.72%	28.15%	-	-

Table 16, which presents the maturity distribution of earning assets, takes into consideration prepayment assumptions.

Table 16 - Maturity Distribution of Earning Assets
	As of December 31, 2020
	Maturities
		After one year
		through five years		After five years
	One year	Fixed	Variable	Fixed interest	Variable interest
(In thousands)	or less	interest rates	interest rates	rates	rates	Total
Money market securities	$11,640,880	-	-	-	-	$11,640,880
Investment and trading securities	6,964,725	$11,926,420	$18,044	$2,764,145	$6,852	21,680,186
Loans:
Commercial	3,488,348	4,618,758	2,689,723	1,708,516	1,119,146	13,624,491
Construction	728,477	12,877	167,137	-	10,274	918,765
Lease financing	368,549	821,595	-	7,517	-	1,197,661
Consumer	1,715,735	2,995,186	247,122	146,600	651,694	5,756,337
Mortgage	890,422	2,951,385	149,145	3,976,529	19,916	7,987,397
Subtotal loans	7,191,531	11,399,801	3,253,127	5,839,162	1,801,030	29,484,651
Total earning assets	$25,797,136	$23,326,221	$3,271,171	$8,603,307	$1,807,882	$62,805,717

Note: Equity securities available-for-sale and other investment securities, including Federal Reserve Bank stock and Federal Home Loan Bank stock held by the Corporation, are not included in this table. Loans held-for-sale have been allocated according to the expected sale date.

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

At December 31, 2020, the Corporation held trading securities with a fair value of $37 million, representing approximately 0.1% of the Corporation’s total assets, compared with $40 million and 0.1%, respectively, at December 31, 2019. As shown in Table 17, the trading portfolio consists principally of mortgage-backed securities which at December 31, 2020 were investment grade securities. As of December 31, 2020, the trading portfolio also included $0.1 million in Puerto Rico government obligations ($0.6 million as of December 31, 2019). Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account gain of $1 million for the year ended December 31, 2020 and a net trading account gain of $994 thousand for the year ended December 31, 2019.

Table 17 - Trading Portfolio
	December 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Weighted Average Yield[1]	Amount	Weighted Average Yield[1]
Mortgage-backed securities	$24,338	5.19%	$28,556	5.28%
U.S. Treasury securities	11,506	0.04	7,083	1.22
Collateralized mortgage obligations	346	5.65	606	5.72
Puerto Rico government obligations	103	0.48	633	2.60
Interest-only strips	381	12.00	440	12.05
Other	-	-	3,003	2.79
Total	$36,674	3.64%	$40,321	4.42%
[1] Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.8 million for the last week in December 31, 2020. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

In the opinion of management, the size and composition of the trading portfolio does not represent a significant source of market risk for the Corporation.

Derivatives

Derivatives may be used by the Corporation as part of its overall interest rate risk management strategy to minimize significant unexpected fluctuations in earnings and cash flows that are caused by fluctuations in interest rates. Derivative instruments that the Corporation may use include, among others, interest rate swaps, caps, floors, indexed options, and forward contracts. The Corporation does not use highly leveraged derivative instruments in its interest rate risk management strategy. The Corporation enters into interest rate swaps, interest rate caps and foreign exchange contracts for the benefit of commercial customers. Credit risk embedded in these transactions is reduced by requiring appropriate collateral from counterparties and entering into netting agreements whenever possible. All outstanding derivatives are recognized in the Corporation’s consolidated statement of condition at their fair value. Refer to Note 25 to the consolidated financial statements for further information on the Corporation’s involvement in derivative instruments and hedging activities.

The Corporation’s derivative activities are entered primarily to offset the impact of market volatility on the economic value of assets or liabilities. The net effect on the market value of potential changes in interest rates of derivatives and other financial instruments is analyzed. The effectiveness of these hedges is monitored to ascertain that the Corporation is reducing market risk as expected. Derivative transactions are generally executed with instruments with a high correlation to the hedged asset or liability. The underlying index or instrument of the derivatives used by the Corporation is selected based on its similarity to the asset or liability being hedged. As a result of interest rate fluctuations, fixed and variable interest rate hedged assets and liabilities will appreciate or depreciate in fair value. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by the Corporation’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. Management will assess if circumstances warrant liquidating or replacing the derivatives position in the hypothetical event that high correlation is reduced. Based on the Corporation’s derivative instruments outstanding at December 31, 2020, it is not anticipated that such a scenario would have a material impact on the Corporation’s financial condition or results of operations.

Certain derivative contracts also present credit risk and liquidity risk because the counterparties may not comply with the terms of the contract, or the collateral obtained might be illiquid or become so. The Corporation controls credit risk through approvals, limits and monitoring procedures, and through master netting and collateral agreements whenever possible. Further, as applicable under the terms of the master agreements, the Corporation may obtain collateral, where appropriate, to reduce credit risk. The credit risk attributed to the counterparty’s nonperformance risk is incorporated in the fair value of the derivatives. Additionally, as required by the fair value measurements guidance, the fair value of the Corporation’s own credit standing is considered in the fair value of the derivative liabilities. For information on the gain (loss) resulting from the inclusion of the credit risk in the fair value of the derivatives, refer to Note 25 to the consolidated financial statements.

The Corporation performs appropriate due diligence and monitors the financial condition of counterparties that represent a significant volume of credit exposure. Additionally, the Corporation has exposure limits to prevent any undue funding exposure.

Cash Flow Hedges

The Corporation manages the variability of cash payments due to interest rate fluctuations by the effective use of derivatives designated as cash flow hedges and that are linked to specified hedged assets and liabilities. The cash flow hedges relate to forward contracts or TBA mortgage-backed securities that are sold and bought for future settlement to hedge mortgage-backed securities and loans prior to securitization. The seller agrees to deliver on a specified future date a specified instrument at a specified price or yield. These securities are hedging a forecasted transaction and are designated for cash flow hedge accounting. The notional amount of derivatives designated as cash flow hedges at December 31, 2020 amounted to $ 189 million (2019 - $ 98 million).

Refer to Note 25 to the consolidated financial statements for additional quantitative information on these derivative contracts.

Fair Value Hedges

The Corporation did not have any derivatives designated as fair value hedges during the years ended December 31, 2020 and 2019.

Trading and Non-Hedging Derivative Activities

The Corporation enters into derivative positions based on market expectations or to benefit from price differentials between financial instruments and markets mostly to economically hedge a related asset or liability. The Corporation also enters into various derivatives to provide these types of derivative products to customers. These free-standing derivatives are carried at fair value with changes in fair value recorded as part of the results of operations for the period.

Following is a description of the most significant of the Corporation’s derivative activities that are not designated for hedge accounting. Refer to Note 25 to the consolidated financial statements for additional quantitative and qualitative information on these derivative instruments.

The Corporation has over-the-counter option contracts which are utilized in order to limit the Corporation’s exposure on customer deposits whose returns are tied to the S&P 500 or to certain other equity securities or commodity indexes. The Corporation offers certificates of deposit with returns linked to these indexes to its retail customers, principally in connection with individual retirement accounts (IRAs), and certificates of deposit. At December 31, 2020, these deposits amounted to $63 million (2019 - $ 67 million), or less than 1% (2019 – less than 1%) of the Corporation’s total deposits. In these certificates, the customer’s principal is guaranteed by the Corporation and insured by the FDIC to the maximum extent permitted by law. The instruments pay a return based on the increase of these indexes, as applicable, during the term of the instrument. Accordingly, this product gives customers the opportunity to invest in a product that protects the principal invested but allows the customer the potential to earn a return based on the performance of the indexes.

The risk of issuing certificates of deposit with returns tied to the applicable indexes is economically hedged by the Corporation. Indexed options are purchased from financial institutions with strong credit standings, whose return is designed to match the return payable on the certificates of deposit issued. By hedging the risk in this manner, the effective cost of these deposits is fixed. The contracts have a maturity and an index equal to the terms of the pool of retail deposits that they are economically hedging.

The purchased option contracts are initially accounted for at cost (i.e., amount of premium paid) and recorded as a derivative asset. The derivative asset is marked-to-market on a quarterly basis with changes in fair value charged to earnings. The deposits are hybrid instruments containing embedded options that must be bifurcated in accordance with the derivatives and hedging activities guidance. The initial value of the embedded option (component of the deposit contract that pays a return based on changes in the applicable indexes) is bifurcated from the related certificate of deposit and is initially recorded as a derivative liability and a corresponding discount on the certificate of deposit is recorded. Subsequently, the discount on the deposit is accreted and included as part of interest expense while the bifurcated option is marked-to-market with changes in fair value charged to earnings.

The purchased indexed options are used to economically hedge the bifurcated embedded option. These option contracts do not qualify for hedge accounting, and therefore, cannot be designated as accounting hedges. At December 31, 2020, the notional amount of the indexed options on deposits approximated $ 69 million (2019 - $ 69 million) with a fair value of $ 21 million (asset) (2019 - $ 18 million) while the embedded options had a notional value of $63 million (2019 - $ 67 million) with a fair value of $ 18 million (liability) (2019 - $ 16 million).

Refer to Note 25 to the consolidated financial statements for a description of other non-hedging derivative activities utilized by the Corporation during 2020 and 2019.

Foreign Exchange

The Corporation holds an interest in BHD León in the Dominican Republic, which is an investment accounted for under the equity method. The Corporation’s carrying value of the equity interest in BHD León approximated $153.1 million at December 31, 2020. This business is conducted in the country’s foreign currency. The resulting foreign currency translation adjustment, from operations for which the functional currency is other than the U.S. dollar, is reported in accumulated other comprehensive loss in the consolidated statements of condition, except for highly-inflationary environments in which the effects would be included in the consolidated statements of operations. At December 31, 2020, the Corporation had approximately $71 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive income (loss), compared with an unfavorable adjustment of $ 57 million at December 31, 2019 and $ 50 million at December 31, 2018.

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

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 86% of the Corporation’s total assets at December 31, 2020 and 84% at December 31, 2019. The ratio of total ending loans to deposits was 52% at December 31, 2020, compared to 63% at December 31, 2019. In addition to traditional deposits, the Corporation maintains borrowing arrangements, which amounted to approximately $1.3 billion at December 31, 2020 (December 31, 2019 - $1.3 billion). A detailed description of the Corporation’s borrowings, including their terms, is included in Note 16 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

As previously mentioned, during 2020 the Corporation executed actions corresponding to its capital and liquidity strategic plans. These included the $500 million accelerated share repurchase transaction with respect to its common stock and an increase in quarterly common stock dividend from $0.30 per share to $0.40 per share. Refer to additional details of these transactions in Notes 19 - Stockholders Equity and Note 30 - Net Income Per Common Share.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 8 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and public sector customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 51.7 billion, or 91% of total deposits, at December 31, 2020, compared with $38.8 billion, or 89% of total deposits, at December 31, 2019. Core deposits financed 82% of the Corporation’s earning assets at December 31, 2020, compared with 80% at December 31, 2019.

The distribution by maturity of certificates of deposits with denominations of $100,000 and over at December 31, 2020 is presented in the table that follows:

Table 18 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over
(In thousands)
3 months or less	$2,390,610
3 to 6 months	285,597
6 to 12 months	484,180
Over 12 months	1,229,761
Total	$4,390,148

Average deposits, including brokered deposits, for the year ended December 31, 2020 represented 91% of average earning assets, compared with 94% for the year ended December 31, 2019. Table 19 summarizes average deposits for the past five years.

Table 19 - Average Total Deposits
	For the years ended December 31,
(In thousands)	2020	2019	2018	2017	2016
Non-interest bearing demand deposits	$11,537,700	$8,872,897	$8,790,314	$7,338,455	$6,607,639
Savings accounts	12,620,755	10,425,345	9,621,162	8,268,969	7,528,057
NOW, money market and other interest bearing demand accounts	19,466,357	15,159,364	12,516,921	9,958,772	7,024,810
Certificates of deposit	7,960,967	7,761,190	7,559,024	7,616,326	7,905,504
Total interest bearing deposits	40,048,079	33,345,899	29,697,107	25,844,067	22,458,371
Total average deposits	$51,585,779	$42,218,796	$38,487,421	$33,182,522	$29,066,010

The Corporation had $ 0.8 billion in brokered deposits at December 31, 2020, which financed approximately 1% of its total assets (December 31, 2019 - $0.5 billion and 1%, respectively). In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

Deposits from the public sector represent an important source of funds for the Corporation. As of December 31, 2020, total public sector deposits were $15.1 billion, compared to $10.6 billion at December 31, 2019. Generally, these deposits require that the bank pledge high credit quality securities as collateral; therefore liquidity risks arising from public sector deposit outflows are lower given that the bank receives its collateral in return. This, now unpledged, collateral can either be financed via repurchase agreements or sold for cash. However, there are some timing differences between the time the deposit outflow occurs and when the bank receives its collateral.

At December 31, 2020, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if the banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

The outstanding balance of notes payable at the BHCs amounted to $682 million at December 31, 2020 and $680 million at December 31, 2019.

The contractual maturities of the BHCs notes payable at December 31, 2020 are presented in Table 20.

Table 20 - Distribution of BHC's Notes Payable by Contractual Maturity

Year	(In thousands)
2023	296,574
Later years	384,929
Total	$681,503

Annual debt service at the BHCs is approximately $44 million, and the Corporation’s latest quarterly dividend was $0.40 per share. The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future. As of December 31, 2020, the BHCs had cash and money markets investments totaling $191 million, borrowing potential of $153 million from its secured facility with BPPR. In addition to these liquidity sources, the stake in EVERTEC had a market value of $458 million as of December 31, 2020 and it represents an additional source of contingent liquidity.

Non-Banking Subsidiaries

The principal sources of funding for the non-banking subsidiaries include internally generated cash flows from operations, loan sales, repurchase agreements, capital injections and borrowed funds from their direct parent companies or the holding companies. The principal uses of funds for the non-banking subsidiaries include repayment of maturing debt, operational expenses and payment of dividends to the BHCs. The liquidity needs of the non-banking subsidiaries are minimal since most of them are funded internally from operating cash flows or from intercompany borrowings or capital contributions from their holding companies. During 2020, Popular Securities received capital contributions amounting to $10 million from Popular, Inc.

Dividends

During the year ended December 31, 2020, the Corporation declared quarterly dividends on its outstanding common stock of $0.40 per share, for a year-to-date total of $ 136.6 million. The dividends for the Corporation’s Series A and Series B preferred stock amounted to $1.8 million. On February 24, 2020, the Corporation redeemed all the outstanding shares of 2008 Series B Preferred Stock. Refer to Note 19 for additional information. During the year ended December 31, 2020, the BHC’s received dividends amounting to $578 million from BPPR, $13 million from PIBI which main source of income is derived from its investment in BHD, $8 million in dividends from its non-banking subsidiaries and $2 million in dividends from EVERTEC. Dividends from BPPR constitute Popular, Inc.’s primary source of liquidity.

Other Funding Sources and Capital

The debt securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s debt securities portfolio consists primarily of liquid U.S. government debt securities, U.S. government sponsored agency debt securities, U.S. government sponsored agency mortgage-backed securities, and U.S. government sponsored agency collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged debt securities amounted to $3.4 billion at December 31, 2020 and $5.4 billion at December 31, 2019. A substantial portion of these debt securities could be used to raise financing in the U.S. money markets or from secured lending sources.

Additional liquidity may be provided through loan maturities, prepayments and sales. The loan portfolio can also be used to obtain funding in the capital markets. In particular, mortgage loans and some types of consumer loans, have secondary markets which the Corporation could use.

Financial information of guarantor and issuers of registered guaranteed securities

The Corporation (not including any of its subsidiaries, “PIHC”) is the parent holding company of Popular North America “PNA” and has other subsidiaries through which it conducts its financial services operations. PNA is an operating, 100% subsidiary of Popular, Inc. Holding Company (“PIHC”) and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Popular Bank, including Popular Bank’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

As described in Note 17, Trust Preferred Securities, PNA has issued junior subordinated debentures guaranteed by PIHC (together with PNA, the “obligor group”) purchased by statutory trusts established by the Corporation. These debentures were purchased by the statutory trust using the proceeds from trust preferred securities issued to the public (referred to as “capital securities”), together with the proceeds of the related issuances of common securities of the trusts.

PIHC fully and unconditionally guarantees the junior subordinated debentures issued by PNA. PIHC’s obligation to make a guarantee payment may be satisfied by direct payment of the required amounts to the holders of the applicable capital securities or by causing the applicable trust to pay such amounts to such holders. Each guarantee does not apply to any payment of distributions by the applicable trust except to the extent such trust has funds available for such payments. If PIHC does not make interest payments on the debentures held by such trust, such trust will not pay distributions on the applicable capital securities and will not have funds available for such payments. PIHC’s guarantee of PNA’s junior subordinated debentures is unsecured and ranks subordinate and junior in right of payment to all the PIHC’s other liabilities in the same manner as the applicable debentures as set forth in the applicable indentures; and equally with all other guarantees that the PIHC issues. The guarantee constitutes a guarantee of payment and not of collection, which means that the guaranteed party may sue the guarantor to enforce its rights under the respective guarantee without suing any other person or entity.

The principal sources of funding for PIHC and PNA have included dividends received from their banking and non-banking subsidiaries, asset sales and proceeds from the issuance of debt and equity. As further described below, in the Risk to Liquidity section, various statutory provisions limit the amount of dividends an insured depository institution may pay to its holding company without regulatory approval.

The following summarized financial information presents the financial position of the obligor group, on a combined basis at December 31, 2020 and the results of their operations for the period ended December 31, 2020. Investments in and equity in the earnings from the other subsidiaries and affiliates that are not members of the obligor group have been excluded.

The summarized financial information of the obligor group is presented on a combined basis with intercompany balances and transactions between entities in the obligor group eliminated. The obligor group's amounts due from, amounts due to and transactions with subsidiaries and affiliates have been presented in separate line items, if they are material. In addition, related parties transactions are presented separately.

Table 21 - Summarized Statement of Condition

(In thousands)	December 31, 2020
Assets
Cash and money market investments	$190,830
Investment securities	27,630
Accounts receivables from non-obligor subsidiaries	16,338
Other loans (net of allowance for credit losses of $311)	31,162
Investment in equity method investees	88,272
Other assets	46,547
Total assets	$400,779
Liabilities and Stockholders' deficit
Accounts payable to non-obligor subsidiaries	$3,946
Accounts payable to affiliates and related parties	977
Notes payable	681,503
Other liabilities	79,208
Stockholders' deficit	(364,855)
Total liabilities and stockholders' deficit	$400,779

Table 22 - Summarized Statement of Operations

(In thousands)	December 31, 2020
Income:
Dividends from non-obligor subsidiaries	$586,000
Interest income from non-obligor subsidiaries and affiliates	2,383
Earnings from investments in equity method investees	17,912
Other operating income	4,340
Total income	$610,635
Expenses:
Services provided by non-obligor subsidiaries and affiliates (net of reimbursement by subsidiaries for services provided by parent of $138,729)	$13,191
Other operating expenses	29,652
Total expenses	$42,843
Net income	$567,792

Obligor group received dividend distributions from its direct equity method investees amounting to $2.3 million for the year ended December 31, 2020 and dividend distributions from a non-obligor subsidiary amounting to $12.5 million which was recorded as a reduction to the investment.

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

Furthermore, various statutory provisions limit the amount of dividends an insured depository institution may pay to its holding company without regulatory approval. A member bank must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income for that year, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. Pursuant to these requirements, PB may not declare or pay a dividend without the prior approval of the Federal Reserve Board and the NYSDFS. The ability of a bank subsidiary to up-stream dividends to its BHC could thus be impacted by its financial performance, thus potentially limiting the amount of cash moving up to the BHCs from the banking subsidiaries. This could, in turn, affect the BHCs ability to declare dividends on its outstanding common and preferred stock, for example. Popular, Inc. received $578 million in dividends from BPPR during year ended December 31, 2020 and its ability to continue receiving dividends from BPPR will depend on such banking subsidiary’s financial condition and results of operation.

The Corporation’s banking subsidiaries have historically not used unsecured capital market borrowings to finance its operations, and therefore are less sensitive to the level and changes in the Corporation’s overall credit ratings.

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $9 million in deposits at December 31, 2020 that are subject to rating triggers.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 22 to the Consolidated Financial Statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $50 million at December 31, 2020. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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

COVID-19 Pandemic

On December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and has since spread globally to other countries and jurisdictions, including the mainland United States and Puerto Rico. In March 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has significantly disrupted and negatively impacted the global economy, disrupted global supply chains, created significant volatility in financial markets, and increased unemployment levels worldwide, including in the markets in which we do business. In Puerto Rico, former Governor Wanda Vázquez issued an executive order on March 15, 2020 declaring a health emergency, ordering residents to shelter in place, implementing a mandatory curfew, and requiring the closure of all businesses, except for businesses that provide essential services, including banking and financial institutions with respect to certain services. While many of the restrictions have been gradually lifted, a mandatory curfew is still in effect and most businesses have had to make significant adjustments to protect customers and employees, including transitioning to telework and suspending or modifying certain operations in compliance with health and safety guidelines.

The extent to which the COVID-19 pandemic will continue to have an adverse effect on economic activity in Puerto Rico in the long-term will depend on future developments, which are highly uncertain and is difficult to predict, including the scope and duration of the pandemic, the restrictions imposed by governmental authorities and other third parties in response to the same and the amount of federal and local assistance offered to offset the impact of the pandemic. However, the COVID-19 pandemic and the actions taken by governments in response to the same have had a material adverse effect on economic activity worldwide, including in Puerto Rico, and there can be no assurance that measures taken by governmental authorities will be sufficient to offset the pandemic’s economic impact.

In response to the pandemic, on April 2020 the Puerto Rico Legislative Assembly enacted legislation requiring financial institutions to offer moratoriums on consumer financial products to clients impacted by the COVID-19 pandemic through June 2020. In the case of mortgage loans, the moratorium period was extended through August 2020. The Federal Government has also approved several economic stimulus measures, including the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) that seek to cushion the economic fallout of the pandemic, including expanding eligibility for unemployment benefits and guaranteeing through the Small Business Administration’s Paycheck Protection Program (the “PPP”) loans to small and medium businesses.

For a discussion of the impact of the pandemic on the Corporation’s operations and financial results during 2020, refer to the MD&A Significant Events section, on the accompanying financial statements. For additional discussion of risk factors related to the impact of the pandemic, see “Part I – Item 1A – Risk Factors” in this Form 10-K. For information regarding the projections of the 2020 Fiscal Plan (defined below) with respect to the impact of the pandemic, see Fiscal Plans, Commonwealth Fiscal Plan, below.

Economic Performance

The Commonwealth’s economy entered a recession in the fourth quarter of fiscal year 2006 and its gross national product (“GNP”) contracted (in real terms) every fiscal year between 2007 and 2018, with the exception of fiscal year 2012. Pursuant to the latest Puerto Rico Planning Board (the “Planning Board”) estimates, dated June 2020, the Commonwealth’s real GNP for fiscal years 2017 and 2018 decreased by 3.2% and 4.2%, respectively. The Planning Board estimates that real GNP increased approximately 1.5% in fiscal year 2019 due to the influx of federal funds and private insurance payments to repair damage caused by Hurricanes Irma and María, and that it decreased approximately -5.4% in fiscal year 2020 due primarily to the adverse impact of the COVID-19 pandemic and the measures taken by the government in response to the same. Finally, the Planning Board projected that the negative effects of COVID-19 would continue through fiscal year 2021, resulting in a contraction in real GNP of approximately -2% in the current fiscal year.

Fiscal Crisis

The Commonwealth remains in the midst of a profound fiscal crisis affecting the central government and many of its instrumentalities, public corporations and municipalities. This fiscal crisis has been primarily the result of economic contraction, persistent and significant budget deficits, a high debt burden, unfunded legacy obligations, and lack of access to the capital markets, among other factors. As a result of the crisis, the Commonwealth and certain of its instrumentalities have been unable to make debt service payments on their outstanding bonds and notes since 2016. The escalating fiscal and economic crisis and imminent widespread defaults prompted the U.S. Congress to enact the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) in June 2016. As further discussed below under “Pending Title III Proceedings,” the Commonwealth and several of its instrumentalities are currently in the process of restructuring their debts through the debt restructuring mechanisms provided by PROMESA.

PROMESA

PROMESA, among other things, created a seven-member federally-appointed oversight board (the “Oversight Board”) with ample powers over the fiscal and economic affairs of the Commonwealth, its public corporations, instrumentalities and municipalities and established two mechanisms for the restructuring of the obligations of such entities. Pursuant to PROMESA, the Oversight Board will remain in place until market access is restored and balanced budgets, in accordance with modified accrual accounting, are produced for at least four consecutive years. In August 2016, President Obama appointed the seven voting members of the Oversight Board through the process established in PROMESA, which authorizes the President to select the members from several lists required to be submitted by congressional leaders and which process was recently upheld by the U.S. Supreme Court. The terms of the original Oversight Board members expired in August 2019, but PROMESA allows members to remain in their roles until their successors have been appointed. All of the original members continued to serve on the Oversight Board on holdover status until 2020, when President Donald Trump reappointed three of the original members and appointed four new members to the Oversight Board.

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

Fiscal Plans

Commonwealth Fiscal Plan. The Oversight Board has certified several fiscal plans for the Commonwealth since 2017. The most recent fiscal plan for the Commonwealth certified by the Oversight Board is dated May 27, 2020 (the “2020 Fiscal Plan”). In January 2021, however, the Oversight Board established a schedule for a proposed revision to the 2020 Fiscal Plan to incorporate new information regarding Puerto Rico’s macroeconomic environment and government revenues and expenditures and to incorporate the impact of expenses related to the potential certification of a plan of adjustment for the Commonwealth under Title III of PROMESA. Pursuant to the schedule, the Governor is required to submit a proposed updated fiscal plan to the Oversight Board by February 20, 2021, and the Oversight Board expects to certify a revised updated fiscal plan by April 23, 2021.

The 2020 Fiscal Plan estimates that the economy of Puerto Rico will contract by 4% in real terms in fiscal year 2020, largely due to the COVID-19 pandemic, with a limited recovery of 0.5% in fiscal year 2021. The 2020 Fiscal Plan estimates that this economic contraction will exacerbate the Commonwealth government’s fiscal challenges. As a result of these changes, the 2020 Fiscal Plan projects that the Commonwealth will have a pre-contractual debt service deficit each year through 2025 if the measures and structural reforms contemplated by the plan are not successfully implemented. It estimates that the proposed fiscal measures and structural reforms will drive approximately $10 billion in savings and extra revenue through 2025 and a cumulative 0.88% increase in growth by fiscal year 2049. However, even after the fiscal measures and structural reforms, and before contractual debt service, the 2020 Fiscal Plan’s projections reflect an annual deficit starting in fiscal year 2032.

The 2020 Fiscal Plan provides for the gradual reduction and the ultimate elimination of Commonwealth budgetary subsidies to municipalities, which constitute a material portion of the operating revenues of certain municipalities. Since fiscal year 2017, Commonwealth appropriations to municipalities have been reduced by approximately 64% (from approximately $370 million in fiscal year 2017 to approximately $132 million in fiscal year 2020). In response to the COVID-19 crisis, the 2020 Fiscal Plan provided for a one-year pause on reductions to appropriations to municipalities. Accordingly, appropriations to municipalities for fiscal year 2021 remained at $132 million, rather than declining by $44 million as contemplated by the prior fiscal plan. In addition, the Governor signed an executive order that adopts the “Strategic Plan for Disbursement” of the $2.2 billion allocated to Puerto Rico by the Coronavirus Relief Fund created by the Federal Government through the CARES Act. Such plan assigns $100 million to municipalities for eligible expenses related to COVID-19. The 2020 Fiscal Plan contemplates additional reductions in appropriations to municipalities starting in fiscal year 2022, before eventually phasing out all appropriations in fiscal year 2025. The 2020 Fiscal Plan notes that municipalities have made little or no progress towards implementing fiscal discipline required to reduce reliance on Commonwealth appropriations and better address the impact of declining populations and that, as currently operating, many municipalities are not fiscally sustainable.

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

On June 26, 2020, the Oversight Board certified a fiscal plan (the “CRIM Fiscal Plan”) for the Municipal Revenue Collection Center (“CRIM”), the government entity responsible for collecting property taxes and distributing them among the municipalities. The CRIM Fiscal Plan outlines a series of measures centered around improving the competitiveness of Puerto Rico’s property tax regime and the enhancement of property tax collections, including identifying and appraising new properties as well as improvements to existing properties, and implementing operational and technological initiatives.

Pending Title III Proceedings

On May 3, 2017, the Oversight Board, on behalf of the Commonwealth, filed a petition in the U.S. District Court to restructure the Commonwealth’s liabilities under Title III of PROMESA. The Oversight Board has subsequently filed analogous petitions with respect to the Puerto Rico Sales Tax Financing Corporation (“COFINA”), the Employees Retirement System of the Government of the Commonwealth of Puerto Rico (“ERS”), the Puerto Rico Highways and Transportation Authority, PREPA and the Puerto Rico Public Buildings Authority (“PBA”). On February 12, 2019, the government completed a restructuring of COFINA’s debts pursuant to a plan of adjustment confirmed by the U.S. District Court. On September 27, 2019, the Oversight Board filed a plan of adjustment for the Commonwealth, ERS and PBA in the pending debt restructuring proceedings under Title III of PROMESA. On February 9, 2020, the Oversight Board announced that it had reached a new agreement with certain bondholders on a new framework for a plan of adjustment and, on February 28, 2020, the Oversight Board filed an amended plan of adjustment reflecting such new agreement. In light of the COVID-19 pandemic, however, the Oversight Board requested that the court adjourn proceedings related to the Proposed Plan of Adjustment so as to allow for the Government and the Oversight Board to prioritize the health and safety of the people of Puerto Rico and to gain a better understanding of the economic and fiscal impact of the pandemic. The Oversight Board, the Government and certain creditors of the Commonwealth recently resumed negotiations on the economic terms of a proposed plan of adjustment under a court-ordered mediation. On February 23, 2021, the Oversight Board and certain creditors of the Commonwealth announced that they executed a new plan support agreement, which establishes the terms of a proposed plan of adjustment. The Title III court set March 8, 2021 as the deadline for the filing of the new proposed plan of adjustment by the Oversight Board.

PROMESA Adversary Proceeding

In 2019, the Oversight Board commenced an adversary proceeding against the Commonwealth seeking to invalidate Act 29-2019 (“Act 29”), which eliminated the obligation of municipalities to contribute to the Commonwealth’s health plan and pay-as-you-go retirement system, on the grounds that Act 29 was inconsistent with the Commonwealth’s fiscal plan. On April 15, 2020, the Judge ruled in favor of the Oversight Board and declared Act 29 “unenforceable and of no effect.” Judge Swain delayed the effective date of the opinion and order for three weeks, through May 6, 2020, to provide time for the Government and the Oversight Board to agree on a mechanism for the reimbursement to the Commonwealth of approximately $166 million and $32 million, respectively, on account of retirement and health plan obligations due by municipalities as a result of the invalidation of Act 29. Subsequent to the Court’s decision, the Oversight Board, the Government and CRIM, which is the entity primarily responsible for the collection of property taxes for the municipalities, made various proposals to resolve the immediate fiscal impact of Act 29’s invalidation. On May 6, 2020, the Government filed a motion informing the Court that CRIM had agreed to accept a proposal by the Oversight Board to reverse a $132 million transfer from the Commonwealth to the municipalities in the Commonwealth’s fiscal year 2020 budget (to be allocated among municipalities) to offset the approximately $198 million obligation of municipalities for the health plan and pay-as-you go retirement system payments for fiscal year 2020. The remaining $66 million would have to be repaid by municipalities by the end of fiscal year 2022 from other sources of revenue. There continue to be differences between the Government and the Oversight Board as to the calculation of the municipalities obligation for the health plan and retirement system payments, as well as to long-term solutions to the fiscal consequences to the municipalities of Act 29’s invalidation. The effect of the court’s decision and the implementation of the offset proposal described above on municipal finances is likely to vary significantly across municipalities.

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

At December 31, 2020 and December 31, 2019, the Corporation’s direct exposure to the Puerto Rico government’s instrumentalities and municipalities totaled $377 million and $432 million, respectively, which amounts were fully outstanding on such dates. On July 1, 2020 the Corporation received principal payments amounting to $58 million from various obligations from Puerto Rico municipalities. Further deterioration of the Commonwealth’s fiscal and economic situation could adversely affect the value of our Puerto Rico government obligations, resulting in losses to us. Of the amount outstanding, $342 million consists of loans and $35 million are securities ($391 million and $41 million, respectively, at December 31, 2019). Substantially all of the amount outstanding at December 31, 2020 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At December 31, 2020, 74% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. For additional discussion of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to Note 23 – Commitments and Contingencies.

In addition, at December 31, 2020, the Corporation had $317 million in loans insured or securities issued by Puerto Rico governmental entities, but for which the principal source of repayment is non-governmental ($350 million at December 31, 2019). These included $260 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2019 - $276 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had, at December 31, 2020, $46 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default, and upon the satisfaction of certain other conditions (December 31, 2019 - $46 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of this loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, a moratorium on such obligations has not been imposed as of the date hereof. In addition, at December 31, 2020, the Corporation had $11 million of commercial real estate notes issued by government entities but that are payable from rent paid by non-governmental parties (December 31, 2019 - $21 million). On January 1, 2020, the Corporation received a payment amounting to $7 million upon the maturity of securities issued by HFA which had been economically defeased and refunded and for which securities consisting of U.S. agencies and Treasury obligations had been escrowed (December 31, 2019 - $7 million).

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

The Corporation may also have direct exposure with regards to avoidance and other causes of action initiated by the Oversight Board on behalf of the Commonwealth or other Title III debtors. For additional information regarding such exposure, refer to Note 23 of the Consolidated Financial Statements.

United States Virgin Islands

The Corporation has operations in the United States Virgin Islands (the “USVI”) and has credit exposure to USVI government entities.

The USVI has been experiencing a number of fiscal and economic challenges, which have been and maybe be further exacerbated as a result of the effects of the COVID-19 pandemic, and which could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations. PROMESA does not apply to the USVI and, as such, there is currently no federal legislation permitting the restructuring of the debts of the USVI and its public corporations and instrumentalities.

To the extent that the fiscal condition of the USVI continues to deteriorate, the U.S. Congress or the Government of the USVI may enact legislation allowing for the restructuring of the financial obligations of USVI government entities or imposing a stay on creditor remedies, including by making PROMESA applicable to the USVI.

At December 31, 2020, the Corporation’s direct exposure to USVI instrumentalities and public corporations amounted to approximately $105 million, of which $70 million is outstanding (compared to $71 million and $67 million, respectively, at December 31, 2019). Of the amount outstanding, approximately (i) $43 million represents loans to the West Indian Company LTD, a government-owned company that owns and operates a cruise ship pier and shopping mall complex in St. Thomas, (ii) $20 million represents loans to the Virgin Islands Water and Power Authority, a public corporation of the USVI that operates USVI’s water production and electric generation plants, (iii) $3 million represents loans to the Virgin Islands Public Finance Authority (“VI PFA” ), a

public corporation of the USVI created for the purpose of raising capital for public projects and (iv) $4 million in loans to the Virgin Islands Porth Authority (compared to $42 million, $17 million, $8 million, and $0, respectively, at December 31, 2019). The increase in the exposure to the VI PFA from December 31, 2019 to December 31, 2020 is due to the purchase by BPPR of $30 million of Series 2020A-1 Tax Revenue Anticipation Notes of the VI PFA in December 2020, which are secured by a statutory lien on income taxes real property taxes and, on a subordinated basis, gross receipt taxes.

British Virgin Islands

The Corporation has operations in the British Virgin Islands (“BVI”), which has been negatively affected by the COVID-19 pandemic, particularly as a reduction in the tourism activity which accounts for a significant portion of its economy. Although the Corporation has no significant exposure to a single borrower in the BVI, it has a loan portfolio amounting to approximately $251 million comprised of various retail and commercial clients, including a loan of approximately $19 million with the government of the BVI (compared to $258 million and $22 million, respectively, as of December 31, 2019).

U.S. Government

As further detailed in Notes 5 and 6 to the Consolidated Financial Statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $1.8 billion of residential mortgages, $1.3 billion of SBA loans under the PPP program and $60 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at December 31, 2020 (compared to $1.1 billion, $0 and $66 million, respectively, at December 31, 2019).

Non-Performing Assets

Non-performing assets (“NPAs”) include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 23.

The Corporation adopted the CECL accounting standard effective January 1, 2020. This framework requires management to estimate credit losses over the full remaining expected life of the loan using economic forecasts over a reasonable and supportable period, and historical information thereafter.

The year 2020 was impacted by the unprecedented events that have unfolded as a result of the COVID-19 pandemic. Notwithstanding, the Corporation’s credit quality remained stable, aided by payment deferrals and government stimulus measures instituted in response to the COVID-19 pandemic. The financial relief granted to eligible borrowers in response to the COVID-19 pandemic, comprised mainly of payment deferrals of up to six months, largely ended during the third quarter of 2020. Management continues to closely follow macroeconomic conditions and although the outlook indicates improvements, the full effects of the pandemic and the pace of the recovery remains uncertain. The improvement over the last few years in the risk profile of the Corporation’s loan portfolios positions Popular to operate successfully under the ongoing challenging environment. We will continue to carefully monitor the exposure of the portfolios to the COVID-19 pandemic related risks, changes in the economic outlook of the regions in which Popular operates and how delinquencies and NCOs evolve.

Total NPAs increased by $174 million when compared with December 31, 2019. Total non-performing loans held-in-portfolio increased by $210 million from December 31, 2019, impacted by the adoption of the CECL methodology during the first quarter of 2020. Following existing accounting guidance, purchased credit impaired (“PCI’) loans were excluded from non-performing status due to the estimation of cash flows at the pool level. Under CECL, these loans are accounted for on an individual loan basis under PCD accounting methodology and are no longer excluded from non-performing status. BPPR’s NPLs increased by $201 million, mostly related to the PCI loans transition impact of $260 million, while Popular Bank’s NPLs increased by $9 million. Excluding this impact, BPPR’s NPLs decreased by $59 million, mainly due to lower commercial and consumer (mostly auto) NPLs of $56 million and $21 million, respectively. The decrease in commercial NPLs was mostly related to loans charged-off during the period, combined with payment activity. The decrease in the consumer NPLs was mostly related to auto loans, aided by payment deferrals, government stimulus measures and the resumption of collection efforts. These NPLs reductions were in part offset by the addition of a $22 million construction relationship. Popular Bank’s NPLs increase of $9 million was mostly driven by a $9 million construction NPL inflow during the third quarter of 2020, related to a single borrower from the New York region. At December 31, 2020, the ratio of NPLs to total loans held-in-portfolio was 2.5% compared to 1.9% at the end of 2019. In addition, non-performing loans-held-for-sale (“LHFS’) increased by $3 million, driven by taxi medallion loans, and other real estate owned loans (“OREOs”) decreased by $39 million, mostly due to the suspension of foreclosure activity due to the COVID-19 pandemic.

At December 31, 2020, NPLs secured by real estate amounted to $630 million in the Puerto Rico operations and $34 million in PB. These figures were $406 million and $26 million, respectively, at December 31, 2019.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”) amounted to $7.8 billion at December 31, 2020, of which $1.9 billion was secured with owner occupied properties, compared with $7.7 billion and $1.9 billion, respectively, at December 31, 2019. CRE NPLs amounted to $173 million at December 31, 2020, compared with $113 million at December 31, 2019. The CRE NPL ratios for the BPPR and PB segments were 4.51% and 0.07%, respectively, at December 31, 2020, compared with 2.88% and 0.07%, respectively, at December 31, 2019.

In addition to the NPLs included in Table 23, at December 31, 2020, there were $228 million of performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired (December 31, 2019 - $207 million).

For the year ended December 31, 2020, total inflows of NPLs held-in-portfolio, excluding consumer loans, increased by $123 million, or 42%, when compared to the inflows for the same period in 2019. As further explained below, at December 31, 2020, 94% of loans, after excluding government guaranteed loans, for which the COVID-19 moratoriums had expired were current on their payments. Inflows of NPLs held-in-portfolio at the BPPR segment increased by $89 million, or 32%, compared to the year ended 2019, driven by higher mortgage inflows by $87 million, mostly due to the delinquency progression at the expiration of the payment moratorium. Inflows of NPLs held-in-portfolio at the PB segment increased by $35 million, or 173%, from the same period in 2019, mostly due to higher mortgage and construction inflows of $18 million and $9 million, respectively. The construction increase was driven by the single borrower mentioned above.

Table 23 - Non-Performing Assets
	December 31, 2020		December 31, 2019			December 31, 2018
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Non-accrual loans:
Commercial [1]	$204,092	$4,477	$208,569	$147,255	$3,505	$150,760	$182,950	$1,076	$184,026
Construction	21,497	7,560	29,057	119	26	145	1,788	12,060	13,848
Legacy[2]	-	1,511	1,511	-	1,999	1,999	-	2,627	2,627
Leasing	3,441	-	3,441	3,657	-	3,657	3,313	-	3,313
Mortgage[1]	414,343	14,864	429,207	283,708	11,091	294,799	323,565	11,033	334,598
Consumer [1]	57,004	8,985	65,989	64,461	12,020	76,481	56,482	16,193	72,675
Total non-performing loans held-in-portfolio	700,377	37,397	737,774	499,200	28,641	527,841	568,098	42,989	611,087
Non-performing loans held-for-sale[3]	-	2,738	2,738	-	-	-	-	-	-
Other real estate owned ("OREO")	81,512	1,634	83,146	120,011	2,061	122,072	134,063	2,642	136,705
Total non-performing assets	$781,889	$41,769	$823,658	$619,211	$30,702	$649,913	$702,161	$45,631	$747,792
Accruing loans past-due 90 days or more[4] [5]	$1,028,061	$3	$1,028,064	$460,133	$-	$460,133	$612,543	$-	$612,543
Non-performing loans to loans held-in-portfolio			2.51%			1.93%			2.31%
Interest lost			$45,040			$29,469			$35,170

[1] The increase in non-accrual loans during 2020 includes the initial impact of $278 million related to the adoption of CECL on the portfolio of previously purchased credit deteriorated loans. This included mortgage loans for $133 million, commercial loans for $131 million and $14 million in consumer loans.

[2] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the PB reportable segment.

[3] There were $3 million in non-performing commercial loans held-for-sale as of December 31, 2020 and none for the years December 31, 2019 and 2018.

[4] The carrying value of loans accounted for under ASC Subtopic 310-30 that are contractually 90 days or more past due was $153 million at December 31, 2019 (December 31, 2018 - $216 million). This amount is excluded from the above table as the loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.

[5] It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. The balance of these loans includes $57 million at December 31, 2020 related to the rebooking of loans previously pooled into GNMA securities, in which the Corporation had a buy-back option as further described below (December 31, 2019 - $103 million; December 31, 2018 - $134 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked) on the financial statements of BPPR with an offsetting liability. While the borrowers for our serviced GNMA portfolio benefited from the moratorium, the delinquency status of these loans continued to be reported to GNMA without considering the moratorium. These balances include $329 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of December 31, 2020 (December 31, 2019 - $213 million; December 31, 2018 - $283 million). Furthermore, the Corporation has approximately $60 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation's policy to exclude these balances from non-performing assets (December 31, 2019 - $65 million; December 31, 2018 - $69 million).

Table 23 (continued) - Non-Performing Assets
	December 31, 2017		December 31, 2016
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Non-accrual loans:
Commercial	$161,226	$3,839	$165,065	$159,655	$3,693	$163,348
Legacy[1]	-	3,039	3,039	-	3,337	3,337
Leasing	2,974	-	2,974	3,062	-	3,062
Mortgage	306,697	14,852	321,549	318,194	11,713	329,907
Consumer	40,543	17,787	58,330	51,597	6,664	58,261
Total non-performing loans held-in-portfolio, excluding covered loans	511,440	39,517	550,957	532,508	25,407	557,915
Other real estate owned ("OREO"), excluding covered OREO	167,253	2,007	169,260	177,412	3,033	180,445
Total non-performing assets, excluding covered assets	$678,693	$41,524	$720,217	$709,920	$28,440	$738,360
Covered loans and OREO[3]	22,948	-	22,948	36,044	-	36,044
Total non-performing assets	$701,641	$41,524	$743,165	$745,964	$28,440	$774,404
Accruing loans past-due 90 days or more[4] [5]	$1,225,149	$-	$1,225,149	$426,652	$-	$426,652
Excluding covered loans:[6]
Non-performing loans to loans held-in-portfolio			2.27%			2.45%
Including covered loans:
Non-performing loans to loans held-in-portfolio			2.23%			2.41%
Interest lost			$29,920			$29,385

[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the PB reportable segment.

[2] There were no non-performing loans held-for-sale at December 31, 2017 and 2016.

[3] The amount consists of $3 million in non-performing loans accounted for under ASC Subtopic 310-20 and $20 million in covered OREO at December 31, 2017 (December 31, 2016 - $4 million and $32 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

[4] The carrying value of loans accounted for under ASC Subtopic 310-30 that are contractually 90 days or more past due was $153 million at December 31, 2017 (December 31, 2016 - $282 million). This amount is excluded from the above table as the loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.

[5] It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $178 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of December 31, 2017 (December 31, 2016 - $181 million). Furthermore, the Corporation has approximately $58 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation's policy to exclude these balances from non-performing assets (December 31, 2016 - $68 million).

[6] These asset quality ratios have been adjusted to remove the impact of covered loans. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

Table 24 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the year ended December 31, 2020
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$431,082	$16,621	$447,703
Transition of PCI to PCD loans under CECL	245,703	18,547	264,250
Plus:
New non-performing loans	362,786	54,092	416,878
Advances on existing non-performing loans	-	825	825
Less:
Non-performing loans transferred to OREO	(11,762)	-	(11,762)
Non-performing loans charged-off	(44,675)	(3,204)	(47,879)
Loans returned to accrual status / loan collections	(343,202)	(47,790)	(390,992)
Loans transferred to held-for-sale	-	(10,679)	(10,679)
Ending balance NPLs[1]	$639,932	$28,412	$668,344
[1]	Includes $1.5 million of NPLs related to the legacy portfolio.

Table 25 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the year ended December 31, 2019
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$508,303	$26,796	$535,099
Plus:
New non-performing loans	274,135	19,651	293,786
Advances on existing non-performing loans	-	501	501
Less:
Non-performing loans transferred to OREO	(32,481)	(601)	(33,082)
Non-performing loans charged-off	(59,191)	(4,825)	(64,016)
Loans returned to accrual status / loan collections	(254,847)	(14,867)	(269,714)
Non-performing loans sold	(4,837)	(10,034)	(14,871)
Ending balance NPLs[1]	$431,082	$16,621	$447,703
[1]	Includes $2.0 million of NPLs related to the legacy portfolio.

Table 26 - Activity in Non-Performing Commercial Loans Held-In-Portfolio

	For the year ended December 31, 2020
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$147,255	$3,505	$150,760
Transition of PCI to PCD loans under CECL	112,517	18,547	131,064
Plus:
New non-performing loans	50,834	15,496	66,330
Advances on existing non-performing loans	-	228	228
Less:
Non-performing loans transferred to OREO	(2,304)	-	(2,304)
Non-performing loans charged-off	(23,755)	(1,646)	(25,401)
Loans returned to accrual status / loan collections	(80,455)	(20,974)	(101,429)
Loans transferred to held-for-sale	-	(10,679)	(10,679)
Ending balance - NPLs	$204,092	$4,477	$208,569

Table 27 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the year ended December 31, 2019
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$182,950	$1,076	$184,026
Plus:
New non-performing loans	71,063	7,564	78,627
Advances on existing non-performing loans	-	80	80
Less:
Non-performing loans transferred to OREO	(7,692)	-	(7,692)
Non-performing loans charged-off	(33,562)	(2,074)	(35,636)
Loans returned to accrual status / loan collections	(60,667)	(3,141)	(63,808)
Non-performing loans sold	(4,837)	-	(4,837)
Ending balance - NPLs	$147,255	$3,505	$150,760

Table 28 - Activity in Non-Performing Construction Loans Held-In-Portfolio

	For the year ended December 31, 2020
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$119	$26	$145
Plus:
New non-performing loans	21,514	9,069	30,583
Less:
Non-performing loans charged-off	-	(1,509)	(1,509)
Loans returned to accrual status / loan collections	(136)	(26)	(162)
Ending balance - NPLs	$21,497	$7,560	$29,057

Table 29 - Activity in Non-Performing Construction Loans Held-in-Portfolio

	For the year ended December 31, 2019
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$1,788	$12,060	$13,848
Plus:
Advances on existing non-performing loans	-	215	215
Less:
Non-performing loans charged-off	-	(2,215)	(2,215)
Loans returned to accrual status / loan collections	(1,669)	-	(1,669)
Non-performing loans sold	-	(10,034)	(10,034)
Ending balance - NPLs	$119	$26	$145

Table 30 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the year ended December 31, 2020
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$283,708	$11,091	$294,799
Transition of PCI to PCD loans under CECL	133,186	-	133,186
Plus:
New non-performing loans	290,438	29,527	319,965
Advances on existing non-performing loans	-	192	192
Less:
Non-performing loans transferred to OREO	(9,458)	-	(9,458)
Non-performing loans charged-off	(20,920)	(49)	(20,969)
Loans returned to accrual status / loan collections	(262,611)	(25,897)	(288,508)
Ending balance - NPLs	$414,343	$14,864	$429,207

Table 31 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the year ended December 31, 2019
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$323,565	$11,033	$334,598
Plus:
New non-performing loans	203,072	11,877	214,949
Advances on existing non-performing loans	-	158	158
Less:
Non-performing loans transferred to OREO	(24,789)	(601)	(25,390)
Non-performing loans charged-off	(25,629)	(539)	(26,168)
Loans returned to accrual status / loan collections	(192,511)	(10,837)	(203,348)
Ending balance - NPLs	$283,708	$11,091	$294,799

Loan Delinquencies

Another key measure used to evaluate and monitor the Corporation’s asset quality is loan delinquencies. Loans delinquent 30 days or more and delinquencies, as a percentage of their related portfolio category at December 31, 2020 and 2019, are presented below.

Table 32 - Loan Delinquencies

(Dollars in thousands)	2020			2019
	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans
Commercial	$247,961	$13,606,280	1.82%	$231,692	$12,312,751	1.88%
Construction	50,369	918,765	5.48	1,700	831,092	0.20
Legacy	1,523	15,473	9.84	2,056	22,105	9.30
Leasing	14,009	1,197,661	1.17	18,724	1,059,507	1.77
Mortgage [1]	1,775,902	7,890,680	22.51	1,299,443	7,183,532	18.09
Consumer	179,789	5,756,337	3.12	249,987	5,997,886	4.17
Loans held-for-sale	3,108	99,455	3.13	-	59,203	-
Total	$2,272,661	$29,484,651	7.71%	$1,803,602	$27,466,076	6.57%
[1]

At December 31, 2020, mortgage loans 90 days or more past due included approximately $1.0 billion which were insured by the Federal Housing Administration (“FHA”), or guaranteed by the U.S. Department of Veterans Affairs (“VA”) (December 31, 2019 - $441 million).

Allowance for Credit Losses (“ACL”)

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

The Corporation must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are recalibration of statistical models used to calculate lifetime expected losses, changes in underwriting standards, financial accounting standards and loan impairment measurements, among others. Changes in the financial condition of individual borrowers, in economic conditions, and in the condition of the various markets in which collateral may be sold, may also affect the required level of the allowance for loan losses. Consequently, the business financial condition, liquidity, capital and results of operations could also be affected. Refer to Note 2 – Summary of significant accounting policies included in this Form 10-K for a description of the Corporation’s allowance for credit losses methodology.

At December 31, 2020, the allowance for credit losses amounted to $896 million, an increase of $419 million, when compared with December 31, 2019, mostly related to the CECL adoption impact in the first quarter of 2020 of $315 million (“Day 1 impact”) in the allowance for credit losses related to loans. Excluding such Day 1 impact, the ACL increase was mainly attributable to the significant change in the macroeconomic conditions from the COVID-19 pandemic. The BPPR ACL increased by $307 million to $740 million. The PB segment increased by $111 million to $157 million, when compared to December 31, 2019. The provision for credit losses for the year ended December 31, 2020 amounted to $282.3 million, increasing by $116.6 million from the same period in the prior year. Refer to Note 2 – Summary of significant accounting policies and Note 8 – Allowance for credit losses included in this Form 10-K for additional information.

The following table presents net charge-offs to average loans held-in-portfolio (“HIP”) ratios by loan category for the years ended December 31, 2020, 2019 and 2018:

Table 33 - Net Charge-Offs (Recoveries) to Average Loans HIP

	December 31, 2020			December 31, 2019			December 31, 2018
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	0.21%	(0.04)%	0.11%	0.48%	0.65%	0.54%	0.91%	0.44%	0.73%
Construction	(0.57)	0.04	(0.07)	(2.82)	0.32	(0.11)	(1.54)	0.71	0.49
Leasing	0.66	-	0.66	0.94	-	0.94	0.70	-	0.70
Legacy	-	(0.39)	(0.39)	-	(5.85)	(5.85)	-	(6.89)	(6.89)
Mortgage	0.32	-	0.27	0.67	0.05	0.59	1.05	(0.05)	0.93
Consumer	2.44	3.07	2.48	2.42	3.27	2.49	2.64	3.68	2.74
Total	0.85%	0.13%	0.66%	1.06%	0.68%	0.96%	1.31%	0.61%	1.13%

NCOs for the year ended December 31, 2020 amounted to $186.4 million, decreasing by $71.0 million when compared to the same period in 2019. The BPPR segment decreased by $33.6 million mainly driven by lower mortgage and commercial NCOs by $21.7 million and $17.8 million, respectively, due to the effect of the pandemic relief programs, partially offset by higher consumer NCOs by $5.8 million. The PB segment decreased by $37.4 million, mainly driven by lower commercial NCOs by $33.6 million, as the prior year included charge-offs from the taxi medallion portfolio. The Corporation continues to be attentive to changes in delinquencies and NCOs, as most deferrals expired during the third quarter of 2020 and given the uncertainty around the outlook of the pandemic.

Table 34 - Allowance for Credit Losses - Loan Portfolios
December 31, 2020
(Dollars in thousands)	Commercial	Construction	Legacy [1]	Leasing	Mortgage	Consumer	Total
Total ACL	$332,269	$13,955	$1,393	$16,863	$215,716	$316,054	$896,250
Total loans held-in-portfolio	$13,606,280	$918,765	$15,473	$1,197,661	$7,890,680	$5,756,337	$29,385,196
ACL to loans held-in-portfolio	2.44%	1.52%	9.00%	1.41%	2.73%	5.49%	3.05%
[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the
Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. reportable segment.

Table 35 - Allowance for Credit Losses - Loan Portfolios
December 31, 2019
(Dollars in thousands)	Commercial	Construction	Legacy [1]	Leasing	Mortgage	Consumer	Total
Specific ALLL	$20,533	$6	$-	$61	$42,804	$21,822	$85,226
Impaired loans	$399,549	$119	$-	$507	$531,855	$100,791	$1,032,821
Specific ALLL to impaired loans	5.14%	5.04%	-%	12.03%	8.05%	21.65%	8.25%
General ALLL	$126,519	$4,772	$630	$10,707	$78,304	$171,550	$392,482
Loans held-in-portfolio, excluding impaired loans	$11,913,202	$830,973	$22,105	$1,059,000	$6,651,677	$5,897,095	$26,374,052
General ALLL to loans held-in-portfolio, excluding impaired loans	1.06%	0.57%	2.85%	1.01%	1.18%	2.91%	1.49%
Total ALLL	$147,052	$4,778	$630	$10,768	$121,108	$193,372	$477,708
Total non-covered loans held-in-portfolio	$12,312,751	$831,092	$22,105	$1,059,507	$7,183,532	$5,997,886	$27,406,873
ALLL to loans held-in-portfolio	1.19%	0.57%	2.85%	1.02%	1.69%	3.22%	1.74%
[1] The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the
Corporation as part of restructuring efforts carried out in prior years at the Popular U.S. reportable segment.

Table 36 details the breakdown of the allowance for loan losses by loan categories. The breakdown is made for analytical purposes, and it is not necessarily indicative of the categories in which future loan losses may occur.

Table 36 - Allocation of the Allowance for Credit Losses - Loans
At December 31,
	2020		2019		2018		2017		2016
		% of loans		% of loans		% of loans		% of loans		% of loans
		in each		in each		in each		in each		in each
		category to		category to		category to		category to		category to
(Dollars in millions)	ACL	total loans	ACL	total loans	ACL	total loans	ACL	total loans	ACL	total loans
Commercial	$332.3	46.3%	$147.0	44.9%	$239.1	45.5%	$215.7	47.3%	$202.7	47.4%
Construction	14.0	3.1	4.8	3.0	7.4	2.9	8.4	3.6	9.5	3.4
Legacy	1.4	0.1	0.6	0.1	1.0	0.1	0.8	0.2	1.3	0.2
Leasing	16.9	4.1	10.8	3.9	11.5	3.5	12.0	3.3	7.7	3.1
Mortgage	215.7	26.8	121.1	26.2	147.4	27.3	163.6	29.9	147.9	29.4
Consumer	316.0	19.6	193.4	21.9	162.9	20.7	189.7	15.7	141.2	16.5
Total[1]	$896.3	100.0%	$477.7	100.0%	$569.3	100.0%	$590.2	100.0%	$510.3	100.0%
[1] Note: For purposes of this table the term loans refers to loans held-in-portfolio excluding covered loans and held-for-sale.

Troubled debt restructurings

The Corporation’s troubled debt restructurings (“TDRs”) loans amounted to $1.7 billion at December 31, 2020, increasing by $81 million, or approximately 5.08%, from December 31, 2019, mainly due to borrowers that needed additional loss mitigation alternatives, beyond the 6-month moratorium period granted under the COVID-19 program. TDRs in the BPPR segment increased by $82 million, mostly related to higher mortgage TDRs by $56 million, of which $30 million were related to government guaranteed loans, coupled with a combined increase of $35 million in the commercial and construction TDRs, mainly due to a $21 million construction loan, partially offset by a decrease of $9 million in the consumer portfolio. The PB segment decreased by $2 million from the prior year. TDRs in accruing status increased by $61 million from December 31, 2019, mostly related to BPPR mortgage TDRs, while non-accruing TDRs increased by $20 million.

In response to the COVID-19 pandemic, since March 2020 the Corporation has entered into loan modifications with eligible customers in mortgage, personal loans, credit cards, auto loans and leases and certain commercial credit facilities, comprised mainly of payment deferrals of up to six months, subject to certain terms and conditions. In addition, certain participating clients impacted by the seismic activity in the Southern region of the island also benefitted from other loan payment moratoriums offered by the Corporation since mid-January 2020. These loan modifications do not affect the asset quality measures as the deferred payments are not deemed to be delinquent and the Corporation continues to accrue interest on these loans. The Puerto Rico Legislative Assembly enacted legislation in April 2020 that required financial institutions to offer through June 2020 moratoriums on consumer financial products to clients impacted by the COVID-19 pandemic and in July 2020 extended the relief with respect to mortgage products through August 2020. Additionally, the CARES Act, signed by the President of the United States as part of an economic stimulus package, provides relief related to U.S. GAAP requirements for loan modifications related to COVID-19 relief measures. This relief was subsequently extended until the earlier of January 1, 2022 or 60 days after the national COVID-19 emergency ends. In addition, the Federal Reserve, along with other U.S. banking regulators, also issued interagency guidance to financial institutions that offers some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. According to the interagency guidance, COVID-19 related short-term modifications (i.e., six months or less) granted to consumer or commercial loans that were current as of the date of the loan modification are not TDRs, since the lender can conclude that the borrower is current on their loan and thus not experiencing financial difficulties and furthermore the period of the deferral granted does not represent a more than insignificant concession on the part of the lender. In addition, a modification or deferral program that is mandated by the federal government or a state government (e.g., a state program that requires all institutions within that state to suspend mortgage payments for a specified period) does not represent a TDR. Out of the approximately $8.3 billion in loans modified under this program, approximately $35 million have been classified as TDRs. In making this determination, the Corporation considered the criteria of whether the borrower was in financial difficulty at the time of the deferral and whether the deferral period was more than insignificant.

At December 31, 2020, $7.8 billion, or 97%, of COVID-19 payment deferrals had expired. After excluding government guaranteed loans, 115,079 of remaining loans, or 94%, with an aggregate book value of $6.9 billion were current on their payments as of December 31, 2020. Loans considered current exclude those loans for which the COVID-19 related modification has expired but have subsequently been subject to other loss mitigation alternatives. The Corporation will continue to monitor and assess the post-moratorium payment behavior of these borrowers to recognize any deterioration in these loans, and potential loss exposure, in a timely manner. Refer to Table 37 for a breakdown of loan modifications completed by the Corporation as part of the COVID-19 relief measures as of December 31, 2020.

Table 37 - COVID-Related Moratoriums

Loan portfolio affected by COVID-related moratoriums	Total Moratoriums Granted			Active Moratoriums
	Loan count	Book Value (In thousands)	Percentage by portfolio	Loan count	Book Value (In thousands)	Percentage by portfolio
Mortgage	24,378	$2,862,684	36.3%	4,248	$442,329	5.6%
Auto loans	48,819	790,798	25.2%	-	-	-%
Lease financing	10,803	365,198	30.5%	-	-	-%
Credit cards	19,615	96,045	10.4%	-	-	-%
Other consumer loans	23,502	307,746	18.1%	91	1,077	0.1%
Commercial	5,099	3,880,818	26.7%	20	61,634	0.4%
Total	132,216	$8,303,289	28.3%	4,359	$505,040	1.7%

Refer to Note 8 to the Consolidated Financial Statements for additional information on modifications considered TDRs, including certain qualitative and quantitative data about TDRs performed in the past twelve months.

Enterprise Risk Management

The Corporation’s Board of Directors has established a Risk Management Committee (“RMC”) to, among other things, assist the Board in its (i) oversight of the Corporation’s overall risk framework and (ii) to monitor, review, and approve policies to measure, limit and manage the Corporation’s risks.

The Corporation has established a three lines of defense framework: (a) business line management constitutes the first line of defense by identifying and managing the risks associated with business activities, (b) components of the Risk Management Group and the Corporate Security Group, among others, act as the second line of defense by, among other things, measuring and reporting on the Corporation’s risk activities, and (c) the Corporate Auditing Division, as the third line of defense, reporting directly to the Audit Committee of the Board, by independently providing assurance regarding the effectiveness of the risk framework.

The Enterprise Risk Management Committee (the “ERM Committee”) is a management committee whose purpose is to: (a) monitor the principal risks as defined in the Risk Appetite Statement (“RAS”) of the Risk Management Policy affecting our business and within the Corporation’s Enterprise Risk Management (“ERM”) framework, (b) review key risk indicators and related developments at the business level consistent with the RAS, and (c) lead the incorporation of a uniform Governance, Risk and Compliance framework across the Corporation. The ERM Committee and the Market Risk Unit in the Financial and Operational Risk Management Division (the “FORM Division”), in coordination with the Chief Risk Officer, create the framework to identify and manage multiple and cross-enterprise risks, and to articulate the RAS and supporting metrics. Our risk management program monitors the following principal risks: credit, interest rate, market, liquidity, operational, cyber and information security, legal, regulatory affairs, regulatory and financial compliance, financial crimes compliance, strategic and reputational.

The Market Risk Unit has established a process to ensure that an appropriate standard readiness assessment is performed before we launch a new product or service. Similar procedures are followed with the Treasury Division for transactions involving the purchase and sale of assets, and by the Mergers and Acquisitions Division for acquisition transactions.

The Asset/Liability Committee (“ALCO”), composed of senior management representatives from the business lines and corporate functions, and the Corporate Finance Group, are responsible for planning and executing the Corporation’s market, interest rate risk, funding activities and strategy, as well as for implementing approved policies and procedures. The ALCO also reviews the Corporation’s capital policy and the attainment of the capital management objectives. In addition, the Market Risk Unit independently measures, monitors and reports compliance with liquidity and market risk policies, and oversees controls surrounding interest risk measurements.

The Corporate Compliance Committee, comprised of senior management team members and representatives from the Regulatory and Financial Compliance Division, the Financial Crimes Compliance Division and the Corporate Risk Services Division, among others, are responsible for overseeing and assessing the adequacy of the risk management processes that underlie Popular’s compliance program for identifying, assessing, measuring, monitoring, testing, mitigating, and reporting compliance risks. They also supervise Popular’s reporting obligations under the compliance program so as to ensure the adequacy, consistency and timeliness of the reporting of compliance-related risks across the Corporation.

The Regulatory Affairs team is responsible for maintaining an open dialog with the banking regulatory agencies in order to ensure regulatory risks are properly identified, measured, monitored, as well as communicated to the appropriate regulatory agency as necessary to keep them apprised of material matters within the purview of these agencies.

The Credit Strategy Committee, composed of senior level management representatives from the business lines and corporate functions, and the Corporate Credit Risk Management Division, are responsible for managing the Corporation’s overall credit exposure by establishing policies, standards and guidelines that define, quantify and monitor credit risk and assessing the adequacy of the allowance for loan losses.

The Corporation’s Operational Risk Committee (“ORCO”) and the Cyber Security Committee, which are composed of senior level management representatives from the business lines and corporate functions, provide executive oversight to facilitate consistency of effective policies, best practices, controls and monitoring tools for managing and assessing all types of operational risks across the Corporation. The FORM Division, within the Risk Management Group, serves as ORCO’s operating arm and is responsible for establishing baseline processes to measure, monitor, limit and manage operational risk.

The Corporate Security Group (“CSG”), under the direction of the Chief Security Officer, leads all efforts pertaining to cybersecurity, enterprise fraud and data privacy, including developing strategies and oversight processes with policies and programs that mitigate compliance, operational, strategic, financial and reputational risks associated with the Corporation’s and our customers’ data and assets. The CSG also leads the Cyber Security Committee.

The Corporate Legal Division, in this context, has the responsibility of assessing, monitoring, managing and reporting with respect to legal risks, including those related to litigation, investigations and other material legal matters.

The processes of strategic risk planning and the evaluation of reputational risk are on-going processes through which continuous data gathering and analysis are performed. In order to ensure strategic risks are properly identified and monitored, the Corporate Strategic Planning Division performs periodic assessments regarding corporate strategic priority initiatives as well as emerging issues. The Acquisitions and Corporate Investments Division continuously assesses potential strategic transactions. The Corporate Communications Division is responsible for the monitoring, management and implementation of action plans with respect to reputational risk issues.

Popular’s capital planning process integrates the Corporation’s risk profile as well as its strategic focus, operating environment, and other factors that could materially affect capital adequacy in hypothetical highly-stressed business scenarios. Capital ratio targets and triggers take into consideration the different risks evaluated under Popular’s risk management framework.

In addition to establishing a formal process to manage risk, our corporate culture is also critical to an effective risk management function. Through our Code of Ethics, the Corporation provides a framework for all our employees to conduct themselves with the highest integrity.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Refer to Note 3, “New Accounting Pronouncements” to the Consolidated Financial Statements.

Statistical Summary 2016-2020

Statements of Financial Condition

	At December 31,
(In thousands)	2020	2019	2018	2017	2016
Assets:
Cash and due from banks	$491,065	$388,311	$394,035	$402,857	$362,394
Money market investments:
Securities purchased under agreements to resell	-	-	-	-	23,637
Time deposits with other banks	11,640,880	3,262,286	4,171,048	5,255,119	2,866,580
Total money market investments	11,640,880	3,262,286	4,171,048	5,255,119	2,890,217
Trading account debt securities, at fair value	36,674	40,321	37,787	33,926	52,034
Debt securities available-for-sale, at fair value	21,561,152	17,648,473	13,300,184	10,176,923	8,207,684
Debt securities held-to-maturity, at amortized cost	92,621	97,662	101,575	107,019	111,299
Less – Allowance for credit losses	10,261	-	-	-	-
Debt securities held-to-maturity, net	82,360	97,662	101,575	107,019	111,299
Equity securities	173,737	159,887	155,584	165,103	164,513
Loans held-for-sale, at lower of cost or fair value	99,455	59,203	51,422	132,395	88,821
Loans held-in-portfolio:
Loans not covered under loss-sharing agreements with the FDIC	29,588,430	27,587,856	26,663,713	24,423,427	22,895,172
Loans covered under loss-sharing agreements with the FDIC	-	-	-	517,274	572,878
Less – Unearned income	203,234	180,983	155,824	130,633	121,425
Allowance for loan losses	896,250	477,708	569,348	623,426	540,651
Total loans held-in-portfolio, net	28,488,946	26,929,165	25,938,541	24,186,642	22,805,974
FDIC loss-share asset	-	-	-	45,192	69,334
Premises and equipment, net	510,241	556,650	569,808	547,142	543,981
Other real estate not covered under loss-sharing agreements with the FDIC	83,146	122,072	136,705	169,260	180,445
Other real estate covered under loss-sharing agreements with the FDIC	-	-	-	19,595	32,128
Accrued income receivable	209,320	180,871	166,022	213,844	138,042
Mortgage servicing rights, at fair value	118,395	150,906	169,777	168,031	196,889
Other assets	1,737,041	1,819,615	1,714,134	1,991,323	2,145,510
Goodwill	671,122	671,122	671,122	627,294	627,294
Other intangible assets	22,466	28,780	26,833	35,672	45,050
Total assets	$65,926,000	$52,115,324	$47,604,577	$44,277,337	$38,661,609
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$13,128,699	$9,160,173	$9,149,036	$8,490,945	$6,980,443
Interest bearing	43,737,641	34,598,433	30,561,003	26,962,563	23,515,781
Total deposits	56,866,340	43,758,606	39,710,039	35,453,508	30,496,224
Assets sold under agreements to repurchase	121,303	193,378	281,529	390,921	479,425
Other short-term borrowings	-	-	42	96,208	1,200
Notes payable	1,224,981	1,101,608	1,256,102	1,536,356	1,574,852
Other liabilities	1,684,689	1,044,953	921,808	1,696,439	911,951
Total liabilities	59,897,313	46,098,545	42,169,520	39,173,432	33,463,652
Stockholders’ equity:
Preferred stock	22,143	50,160	50,160	50,160	50,160
Common stock	1,045	1,044	1,043	1,042	1,040
Surplus	4,571,534	4,447,412	4,365,606	4,298,503	4,255,022
Retained earnings	2,260,928	2,147,915	1,651,731	1,194,994	1,220,307
Treasury stock – at cost	(1,016,954)	(459,814)	(205,509)	(90,142)	(8,286)
Accumulated other comprehensive income (loss), net of tax	189,991	(169,938)	(427,974)	(350,652)	(320,286)
Total stockholders’ equity	6,028,687	6,016,779	5,435,057	5,103,905	5,197,957
Total liabilities and stockholders’ equity	$65,926,000	$52,115,324	$47,604,577	$44,277,337	$38,661,609

Statistical Summary 2016-2020

Statements of Operations

	For the years ended December 31,
(In thousands)	2020	2019	2018	2017	2016
Interest income:
Loans	$1,742,390	$1,802,968	$1,645,736	$1,478,765	$1,459,720
Money market investments	19,721	89,823	111,288	51,495	16,428
Investment securities	329,440	368,002	264,824	195,684	158,425
Total interest income	2,091,551	2,260,793	2,021,848	1,725,944	1,634,573
Less - Interest expense	234,938	369,099	286,971	223,980	212,518
Net interest income	1,856,613	1,891,694	1,734,877	1,501,964	1,422,055
Provision for credit losses	292,536	165,779	228,072	325,424	170,016
Net interest income after provision for losses	1,564,077	1,725,915	1,506,805	1,176,540	1,252,039
Mortgage banking activities	10,401	32,093	52,802	25,496	56,538
Net gain (loss) on sale of debt securities	41	(20)	-	83	38
Other-than-temporary impairment losses on debt securities	-	-	-	(8,299)	(209)
Net gain (loss), including impairment on equity securities	6,279	2,506	(2,081)	251	1,924
Net profit (loss) on trading account debt securities	1,033	994	(208)	(817)	(785)
Net gain (loss) on sale of loans, including valuation adjustments on loans held-for-sale	1,234	-	33	(420)	8,245
Adjustment (expense) to indemnity reserves on loans sold	390	(343)	(12,959)	(22,377)	(17,285)
FDIC loss-share income (expense)	-	-	94,725	(10,066)	(207,779)
Other non-interest income	492,934	534,653	520,182	435,316	457,249
Total non-interest income	512,312	569,883	652,494	419,167	297,936
Operating expenses:
Personnel costs	564,205	590,625	562,988	476,762	477,395
All other operating expenses	893,624	886,857	858,574	780,434	778,240
Total operating expenses	1,457,829	1,477,482	1,421,562	1,257,196	1,255,635
Income from continuing operations, before income tax	618,560	818,316	737,737	338,511	294,340
Income tax expense	111,938	147,181	119,579	230,830	78,784
Income from continuing operations	$506,622	$671,135	$618,158	$107,681	$215,556
Income from discontinued operations, net of income tax	-	-	-	-	1,135
Net Income	$506,622	$671,135	$618,158	$107,681	$216,691
Net Income Applicable to Common Stock	$504,864	$667,412	$614,435	$103,958	$212,968

Statistical Summary 2016-2020

Average Balance Sheet and Summary of Net Interest Income

On a Taxable Equivalent Basis*
	2020			2019			2018
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Money market investments	$8,597,652	$19,723	0.23%	$4,166,293	$89,824	2.16%	$5,943,442	$111,289	1.87%
U.S. Treasury securities	12,107,819	257,308	2.13	9,823,518	302,025	3.07	6,189,239	168,885	2.73
Obligations of U.S. Government
sponsored entities	70,424	2,818	4.00	234,553	5,911	2.52	515,870	10,664	2.07
Obligations of Puerto Rico, States
and political subdivisions	82,051	5,705	6.95	93,313	6,394	6.85	96,801	6,816	7.04
Collateralized mortgage obligations and
mortgage-backed securities	6,913,416	194,794	2.82	5,582,051	178,964	3.21	5,216,728	168,565	3.23
Other	178,818	7,369	4.12	171,223	8,487	4.96	174,095	9,432	5.42
Total investment securities	19,352,528	467,994	2.42	15,904,658	501,781	3.15	12,192,733	364,362	2.99
Trading account securities	69,446	4,165	6.00	67,596	5,103	7.55	76,461	5,772	7.55
Loans (net of unearned income)	28,384,981	1,785,022	6.29	26,806,368	1,850,894	6.90	25,062,730	1,681,540	6.71
Total interest earning assets/Interest income	$56,404,607	$2,276,904	4.04%	$46,944,915	$2,447,602	5.21%	$43,275,366	$2,162,963	5.00%
Total non-interest earning assets	3,178,848			3,396,912			3,364,492
Total assets from continuing operations	$59,583,455			$50,341,827			$46,639,858
Total assets	$59,583,455			$50,341,827			$46,639,858
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Savings, NOW, money market and other
interest bearing demand accounts	$32,077,578	$92,417	0.29%	$25,575,455	$192,200	0.75%	$22,127,223	$112,543	0.51%
Time deposits	7,970,474	83,438	1.05	7,770,430	112,658	1.45	7,569,884	91,722	1.21
Short-term borrowings	165,617	2,457	1.48	231,268	6,099	2.64	358,418	7,210	2.01
Notes payable	1,178,169	56,626	4.81	1,194,119	58,142	4.77	1,520,812	75,496	4.96

Total interest bearing liabilities/Interest expense	41,391,838	234,938	0.57	34,771,272	369,099	1.06	31,576,337	286,971	0.91
Total non-interest bearing liabilities	12,771,679			9,857,038			9,621,378
Total liabilities from continuing operations	54,163,517			44,628,310			41,197,715
Total liabilities from discontinued operations	-	-	-	-	-	-	-	-	-
Total liabilities	54,163,517			44,628,310			41,197,715
Stockholders' equity	5,419,938			5,713,517			5,442,143
Total liabilities and stockholders' equity	$59,583,455			$50,341,827			$46,639,858
Net interest income on a taxable equivalent basis		$2,041,966			$2,078,503			$1,875,992
Cost of funding earning assets			0.42%			0.78%			0.66%
Net interest margin			3.62%			4.43%			4.34%
Effect of the taxable equivalent adjustment		185,353			186,809			141,116
Net interest income per books		$1,856,613			$1,891,694			$1,734,876

* Shows the effect of the tax exempt status of some loans and investments on their yield, using the applicable statutory income tax rates. The computation considers the interest expense disallowance required by the Puerto Rico Internal Revenue Code. This adjustment is shown in order to compare the yields of the tax exempt and taxable assets on a taxable basis.

Note: Average loan balances include the average balance of non-accruing loans. No interest income is recognized for these loans in accordance with the Corporation’s policy.

Statistical Summary 2016-2020

Average Balance Sheet and Summary of Net Interest Income

On a Taxable Equivalent Basis
	2017			2016
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Money market investments	$4,480,651	$51,496	1.15%	$3,103,390	$16,428	0.53%
U.S. Treasury securities	2,969,635	49,916	1.68	1,567,364	21,835	1.39
Obligations of U.S. Government sponsored entities	667,140	13,593	2.04	810,568	15,743	1.94
Obligations of Puerto Rico, States and political
subdivisions	111,455	7,409	6.65	127,694	8,496	6.65
Collateralized mortgage obligations and mortgage-
backed securities	5,667,586	182,485	3.22	4,735,418	147,097	3.11
Other	185,672	9,290	5.00	188,145	8,944	4.75
Total investment securities	9,601,488	262,693	2.74	7,429,189	202,115	2.72
Trading account securities	75,111	5,728	7.63	118,341	8,083	6.83
Loans (net of unearned income)	23,511,293	1,515,092	6.44	23,062,242	1,495,639	6.49
Total interest earning assets/Interest income	$37,668,543	$1,835,009	4.87%	$33,713,162	$1,722,265	5.11%
Total non-interest earning assets	3,735,596			3,900,580
Total assets from continuing operations	$41,404,139			$37,613,742
Total assets	$41,404,139			$37,613,742
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Savings, NOW, money market and other interest
bearing demand accounts	$18,218,583	$57,714	0.32%	$14,548,307	$45,550	0.31%
Time deposits	7,625,484	84,150	1.10	7,910,063	82,027	1.04
Short-term borrowings	452,205	5,725	1.27	763,496	7,812	1.02
Notes payable	1,548,635	76,392	4.93	1,575,903	77,129	4.89

Total interest bearing liabilities/Interest expense	27,844,907	223,981	0.80	24,797,769	212,518	0.86
Total non-interest bearing liabilities	8,214,703			7,535,742
Total liabilities from continuing operations	36,059,610			32,333,511
Total liabilities from discontinued operations	-	-	-	1,754	-	-
Total liabilities	36,059,610			32,335,265
Stockholders' equity	5,344,529			5,278,477
Total liabilities and stockholders' equity	$41,404,139			$37,613,742
Net interest income on a taxable equivalent basis		$1,611,028			$1,509,747
Cost of funding earning assets			0.59%			0.63%
Net interest margin			4.28%			4.48%
Effect of the taxable equivalent adjustment		109,065			87,692
Net interest income per books		$1,501,963			$1,422,055

* Shows the effect of the tax exempt status of loans and investments on their yield, using the applicable statutory income tax rates. The computation considers the interest expense disallowance required by the Puerto Rico Internal Revenue Code. This adjustment is shown in order to compare the yield of the tax exempt and taxable assets on a taxable basis.

Note: Average loan balances include the average balance of non-accruing loans. No interest income is recognized for these loans in accordance with the Corporation’s policy.

Statistical Summary 2019-2020

Quarterly Financial Data

	2020				2019
(In thousands, except per	Fourth	Third	Second	First	Fourth	Third	Second	First
common share information)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Summary of Operations
Interest income	$519,423	$513,201	$508,569	$550,358	$559,869	$571,976	$570,979	$557,969
Interest expense	47,807	52,180	57,688	77,263	92,445	94,985	94,663	87,006
Net interest income	471,616	461,021	450,881	473,095	467,424	476,991	476,316	470,963
Provision for credit losses	21,218	19,138	62,449	189,731	47,224	36,539	40,191	41,825
Mortgage banking activities	9,730	(9,526)	3,777	6,420	13,448	10,492	(1,773)	9,926
Net (gain) loss, on sale of debt securities	-	41	-	-	-	(20)	-	-
Net gain, including impairment on equity
securities	1,410	5,150	2,447	(2,728)	332	213	528	1,433
Net profit on trading account debt securities	440	20	82	491	17	295	422	260
Net gain on sale of loans, including valuation
adjustments on loans held-for-sale	253	(2,198)	2,222	957	-	-	-	-
Adjustments (expense) to indemnity reserves
on loans sold	2,160	4,183	(1,160)	(4,793)	1,321	(3,411)	1,840	(93)
Other non-interest income	130,854	131,097	104,687	126,296	137,297	135,143	137,309	124,904
Operating expenses	375,924	361,066	348,231	372,608	390,572	376,475	363,015	347,420
Income before income tax	219,321	209,584	152,256	37,399	182,043	206,689	211,436	218,148
Income tax expense	43,045	41,168	24,628	3,097	15,258	41,370	40,330	50,223
Net income	$176,276	$168,416	$127,628	$34,302	$166,785	$165,319	$171,106	$167,925
Net income applicable to common stock	$175,923	$168,064	$127,275	$33,632	$165,854	$164,389	$170,175	$166,994
Net income per common share - basic	$2.10	$2.01	$1.49	$0.37	$1.72	$1.71	$1.77	$1.69
Net income per common share - diluted	$2.10	$2.00	$1.49	$0.37	$1.72	$1.70	$1.76	$1.69
Dividends declared per common share	$0.40	$0.40	$0.40	$0.40	$0.30	$0.30	$0.30	$0.30
Selected Average Balances
(In millions)
Total assets	$64,966	$63,120	$58,797	$51,354	$51,974	$50,941	$49,775	$48,627
Loans	29,300	28,543	28,280	27,405	27,081	26,892	26,733	26,492
Interest earning assets	61,854	59,880	55,636	48,149	48,546	47,506	46,397	45,265
Deposits	56,678	54,944	50,984	43,649	43,785	42,822	41,715	40,527
Interest bearing liabilities	44,729	43,496	41,314	35,971	36,236	35,438	34,295	33,043
Selected Ratios
Return on assets	1.08%	1.06%	0.87%	0.27%	1.27%	1.29%	1.38%	1.40%
Return on common equity	12.68	12.46	9.74	2.50	11.27	11.44	12.31	12.17

Note: Because each reporting period stands on its own the sum of the net income per common share for the quarters may not equal to the net income per common share for the year.

Report of Management on Internal Control Over Financial Reporting

The management of Popular, Inc. (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, and includes controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). The Corporation’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Popular, Inc. has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2020 based on the criteria referred to above.

The Corporation’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020, as stated in their report dated March 1, 2021 which appears herein.

Ignacio Alvarez	Carlos J. Vázquez
President and	Executive Vice President
Chief Executive Officer	and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Popular, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Popular, Inc. and its subsidiaries (the “Corporation”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Corporation changed the manner in which it accounts for its allowance for credit losses in 2020.

Basis for Opinions

The Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Corporation’s consolidated financial statements and on the Corporation's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management's assessment and our audit of Popular, Inc.'s internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Loans Held-in-Portfolio – Quantitative Models, and Qualitative Adjustments to the Puerto Rico Portfolios

As described in Notes 2 and 8 to the consolidated financial statements, the Corporation follows the current expected credit loss (“CECL”) model, to establish and evaluate the adequacy of the allowance for credit losses (“ACL”) to provide for expected losses in the loan portfolio. As of December 31, 2020, the allowance for credit losses was $896 million on total loans of $29 billion. This CECL model establishes a forward-looking methodology that reflects the expected credit losses over the lives of financial assets. The quantitative modeling framework includes competing risk models to generate lifetime defaults and prepayments, and other loan level modeling techniques to estimate loss severity. As part of this methodology, management evaluates various macroeconomic scenarios, and may apply probability weights to the outcome of the selected scenarios. The ACL also includes a qualitative framework that addresses losses that are expected but not captured within the quantitative modeling framework. In order to identify potential losses that are not captured through the models, management evaluated model limitations as well as the different risks covered by the variables used in each quantitative model. To complement the analysis, management also evaluated sectors that have low levels of historical defaults, but current conditions show the potential for future losses.

The principal considerations for our determination that performing procedures relating to the allowance for credit losses on loans held-in-portfolio quantitative models, and qualitative adjustments to the Puerto Rico portfolios is a critical audit matter are (i) the significant judgment by management in determining the allowance for credit losses, including qualitative adjustments to the Puerto Rico portfolios, which in turn led to a high degree of auditor effort, judgment, and subjectivity in performing procedures and evaluating audit evidence relating to the allowance for credit losses, including management’s selection of macroeconomic scenarios and probability weights applied; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for credit losses for loans held-in-portfolio, including qualitative adjustments to the Puerto Rico portfolios. These procedures also included, among others, testing management’s process for estimating the allowance for credit losses by (i) evaluating the appropriateness of the methodology, including models used for estimating the ACL; (ii) evaluating the reasonableness of management’s selection of various macroeconomic scenarios including probability weights applied to the expected loss outcome of the selected macroeconomic scenarios; (iii) evaluating the reasonableness of the qualitative adjustments to Puerto Rico portfolios allowance for credit losses; and (iv) testing the data used in the allowance for credit losses. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the methodology and models, the reasonableness of management’s selection and weighting of macroeconomic scenarios used to estimate current expected credit losses and reasonableness of the qualitative adjustments to Puerto Rico portfolios allowance for credit losses.

Goodwill Annual Impairment Assessment – Banco Popular de Puerto Rico and Popular Bank Reporting Units

As described in Note 14 to the consolidated financial statements, the Corporation’s consolidated goodwill balance was $671 million as of December 31, 2020, of which a significant portion relates to the Banco Popular de Puerto Rico (“BPPR”) and Popular Bank (“PB”) reporting units. Management conducts an impairment test as of July 31 of each year and on a more frequent basis if events or circumstances indicate an impairment could have taken place. In determining the fair value of each reporting unit, management generally uses a combination of methods, including market price multiples of comparable companies and transactions, as well as discounted cash flow analysis. Management evaluates the particular circumstances of each reporting unit in order to determine the most appropriate valuation methodology and the weights applied to each valuation methodology, as applicable. The computations require management to make estimates, assumptions and calculations related to: (i) a selection of comparable publicly traded companies, based on the nature of business, location and size; (ii) calculation of average price multiples of relevant value drivers from a group of selected comparable companies; (iii) the discount rate applied to future earnings, based on an estimate of the cost of equity; (iv) the potential future earnings of the reporting units; and (v) the market growth and new business assumptions. Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of the Corporation concluding that the fair value results determined for the reporting units were reasonable.

The principal considerations for our determination that performing procedures relating to goodwill annual impairment assessments of the Banco Popular de Puerto Rico and Popular Bank reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value measurements of the reporting units which led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence relating to the calculation of average price multiples of relevant value drivers from a group of selected comparable companies; the potential future earnings of the reporting unit; the estimated cost of equity; and the market growth and new business assumptions; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment process, including controls over the valuation of Banco Popular de Puerto Rico and Popular Bank reporting units. These procedures also included, among others, (i) testing management’s process for determining the fair value estimates of Banco Popular de Puerto Rico and Popular Bank reporting units; (ii) evaluating the appropriateness of the discounted cash flow analyses and market price multiples of comparable companies methods including the weights applied to each valuation method; (iii) testing the underlying data used in the estimates; (iv) evaluating the appropriateness of the calculation of average price multiples of relevant value drivers from a group of selected comparable companies; and (v) evaluating the potential future earnings of the reporting units; the estimated cost of equity; and the market growth and new business assumptions, including whether the assumptions used by management were reasonable considering, as applicable, (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the methods and the reasonableness of certain significant assumptions.

San Juan, Puerto Rico

March 1, 2021

We have served as the Corporation’s auditor since 1971, which includes periods before the Corporation became subject to SEC reporting requirements.

CERTIFIED PUBLIC ACCOUNTANTS

(OF PUERTO RICO)

License No. LLP-216 Expires Dec. 1, 2022

Stamp E427540 of the P.R. Society of

Certified Public Accountants has been

affixed to the file copy of this report

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(In thousands, except share information)	2020	2019
Assets:
Cash and due from banks	$491,065	$388,311
Money market investments:
Time deposits with other banks	11,640,880	3,262,286
Total money market investments	11,640,880	3,262,286
Trading account debt securities, at fair value:
Pledged securities with creditors’ right to repledge	241	598
Other trading account debt securities	36,433	39,723
Debt securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	125,819	202,585
Other debt securities available-for-sale	21,435,333	17,445,888
Debt securities held-to-maturity, at amortized cost (fair value 2020 - $94,891; 2019 - $105,110)	92,621	97,662
Less – Allowance for credit losses	10,261	-
Debt securities held-to-maturity, net	82,360	97,662
Equity securities (realizable value 2020 - $173,929; 2019 - $165,952)	173,737	159,887
Loans held-for-sale, at lower of cost or fair value	99,455	59,203
Loans held-in-portfolio	29,588,430	27,587,856
Less – Unearned income	203,234	180,983
Allowance for credit losses	896,250	477,708
Total loans held-in-portfolio, net	28,488,946	26,929,165
Premises and equipment, net	510,241	556,650
Other real estate	83,146	122,072
Accrued income receivable	209,320	180,871
Mortgage servicing rights, at fair value	118,395	150,906
Other assets	1,737,041	1,819,615
Goodwill	671,122	671,122
Other intangible assets	22,466	28,780
Total assets	$65,926,000	$52,115,324
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$13,128,699	$9,160,173
Interest bearing	43,737,641	34,598,433
Total deposits	56,866,340	43,758,606
Assets sold under agreements to repurchase	121,303	193,378
Notes payable	1,224,981	1,101,608
Other liabilities	1,684,689	1,044,953
Total liabilities	59,897,313	46,098,545
Commitments and contingencies (Refer to Note 23)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 885,726 shares issued and outstanding (2019 - 2,006,391)	22,143	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized;104,508,290 shares issued (2019 - 104,392,222) and 84,244,235 shares outstanding (2019 - 95,589,629)	1,045	1,044
Surplus	4,571,534	4,447,412
Retained earnings	2,260,928	2,147,915
Treasury stock - at cost, 20,264,055 shares (2019 - 8,802,593)	(1,016,954)	(459,814)
Accumulated other comprehensive income (loss), net of tax	189,991	(169,938)
Total stockholders’ equity	6,028,687	6,016,779
Total liabilities and stockholders’ equity	$65,926,000	$52,115,324
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(In thousands, except per share information)	2020	2019	2018
Interest income:
Loans	$1,742,390	$1,802,968	$1,645,736
Money market investments	19,721	89,823	111,288
Investment securities	329,440	368,002	264,824
Total interest income	2,091,551	2,260,793	2,021,848
Interest expense:
Deposits	175,855	304,858	204,265
Short-term borrowings	2,457	6,100	7,210
Long-term debt	56,626	58,141	75,496
Total interest expense	234,938	369,099	286,971
Net interest income	1,856,613	1,891,694	1,734,877
Provision for credit losses	292,536	165,779	228,072
Net interest income after provision for credit losses	1,564,077	1,725,915	1,506,805
Service charges on deposit accounts	147,823	160,933	150,677
Other service fees	257,892	285,206	258,020
Mortgage banking activities (Refer to Note 9)	10,401	32,093	52,802
Net gain (loss) on sale of debt securities	41	(20)	-
Net gain (loss), including impairment on equity securities	6,279	2,506	(2,081)
Net profit (loss) on trading account debt securities	1,033	994	(208)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	1,234	-	33
Adjustments (expense) to indemnity reserves on loans sold	390	(343)	(12,959)
FDIC loss-share income	-	-	94,725
Other operating income	87,219	88,514	111,485
Total non-interest income	512,312	569,883	652,494
Operating expenses:
Personnel costs	564,205	590,625	562,988
Net occupancy expenses	119,345	96,339	88,329
Equipment expenses	88,932	84,215	71,788
Other taxes	54,454	51,653	46,284
Professional fees	394,122	384,411	349,844
Communications	23,496	23,450	23,107
Business promotion	57,608	75,372	65,918
FDIC deposit insurance	23,868	18,179	27,757
Loss on early extinguishment of debt	-	-	12,522
Other real estate owned (OREO) (income) expenses	(3,480)	4,298	23,338
Other operating expenses	128,882	139,570	140,361
Amortization of intangibles	6,397	9,370	9,326
Total operating expenses	1,457,829	1,477,482	1,421,562
Income before income tax	618,560	818,316	737,737
Income tax expense	111,938	147,181	119,579
Net Income	$506,622	$671,135	$618,158
Net Income Applicable to Common Stock	$504,864	$667,412	$614,435
Net Income per Common Share – Basic	$5.88	$6.89	$6.07
Net Income per Common Share – Diluted	$5.87	$6.88	$6.06
The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In thousands)	2020	2019	2018
Net income	$506,622	$671,135	$618,158
Reclassification to retained earnings due to cumulative effect of accounting change	-	(50)	(605)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(14,471)	(6,847)	(6,902)
Adjustment of pension and postretirement benefit plans	(9,032)	(21,874)	(15,497)
Amortization of net losses	21,447	23,508	21,542
Amortization of prior service credit	-	-	(3,470)
Unrealized holding gains (losses) on debt securities arising during the period	419,993	286,063	(71,255)
Reclassification adjustment for (gains) losses included in net income	(41)	20	-
Unrealized net (losses) gains on cash flow hedges	(8,872)	(5,741)	536
Reclassification adjustment for net losses (gains) included in net income	6,379	3,882	(1,110)
Other comprehensive income (loss) before tax	415,403	278,961	(76,761)
Income tax expense	(55,474)	(20,925)	(561)
Total other comprehensive income (loss), net of tax	359,929	258,036	(77,322)
Comprehensive income, net of tax	$866,551	$929,171	$540,836

Tax effect allocated to each component of other comprehensive income (loss):
	Years ended December 31,
(In thousands)	2020	2019	2018
Adjustment of pension and postretirement benefit plans	$3,387	$8,203	$6,044
Amortization of net losses	(8,042)	(8,817)	(8,401)
Amortization of prior service credit	-	-	1,354
Unrealized holding gains (losses) on debt securities arising during the period	(51,213)	(20,113)	219
Reclassification adjustment for (gains) losses included in net income	6	(4)	-
Unrealized net (losses) gains on cash flow hedges	2,472	1,302	(210)
Reclassification adjustment for net losses (gains) included in net income	(2,084)	(1,496)	433
Income tax expense	$(55,474)	$(20,925)	$(561)
The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	income (loss)	Total
Balance at December 31, 2017	$1,042	$50,160	$4,298,503	$1,194,994	$(90,142)	$(350,652)	5,103,905
Cumulative effect of accounting change				1,935			1,935
Net income				618,158			618,158
Issuance of stock	1		3,340				3,341
Dividends declared:
Common stock[1]				(101,293)			(101,293)
Preferred stock				(3,723)			(3,723)
Common stock purchases [2]			(86)		(127,379)		(127,465)
Common stock reissuance			351		3,576		3,927
Stock based compensation			5,158		8,436		13,594
Other comprehensive loss, net of tax						(77,322)	(77,322)
Transfer to statutory reserve			58,340	(58,340)			-
Balance at December 31, 2018	$1,043	$50,160	$4,365,606	$1,651,731	$(205,509)	$(427,974)	5,435,057
Cumulative effect of accounting change				4,905			4,905
Net income				671,135			671,135
Issuance of stock	1		3,496				3,497
Dividends declared:
Common stock[1]				(116,022)			(116,022)
Preferred stock				(3,723)			(3,723)
Common stock purchases[3]			15,740		(271,752)		(256,012)
Common stock reissuance			374		4,848		5,222
Stock based compensation			2,085		12,599		14,684
Other comprehensive income, net of tax						258,036	258,036
Transfer to statutory reserve			60,111	(60,111)			-
Balance at December 31, 2019	$1,044	$50,160	$4,447,412	$2,147,915	$(459,814)	$(169,938)	6,016,779
Cumulative effect of accounting change				(205,842)			(205,842)
Net income				506,622			506,622
Issuance of stock	1		4,262				4,263
Dividends declared:
Common stock[1]				(136,561)			(136,561)
Preferred stock				(1,758)			(1,758)
Common stock purchases[4]			76,335		(580,507)		(504,172)
Common stock reissuance			(1,192)		6,022		4,830
Preferred Stock, Redemption Amount[5]		(28,017)					(28,017)
Stock based compensation			(4,731)		17,345		12,614
Other comprehensive income, net of tax						359,929	359,929
Transfer to statutory reserve			49,448	(49,448)			-
Balance at December 31, 2020	$1,045	$22,143	$4,571,534	$2,260,928	$(1,016,954)	$189,991	6,028,687
[1]	Dividends declared per common share during the year ended December 31, 2020 - $1.60 (2019 - $1.20; 2018 - $1.00).
[2]

During the year ended December 31, 2018, the Corporation completed a $125 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 19 for additional information.

[3]

During the year ended December 31, 2019, the Corporation completed a $250 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 19 for additional information.

[4]

During the year ended December 31, 2020, the Corporation completed a $500 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 19 for additional information.

[5]	On February 24, 2020, the Corporation redeemed all the outstanding shares of 2008 Series B Preferred Stock. Refer to Note 19 for additional information.

					Years ended December 31,
Disclosure of changes in number of shares:					2020	2019	2018
Preferred Stock:
Balance at beginning of year					2,006,391	2,006,391	2,006,391
Redemption of stocks					(1,120,665)	-	-
Balance at end of year					885,726	2,006,391	2,006,391
Common Stock:
Balance at beginning of year					104,392,222	104,320,303	104,238,159
Issuance of stock					116,068	71,919	82,144
Balance at end of year					104,508,290	104,392,222	104,320,303
Treasury stock					(20,264,055)	(8,802,593)	(4,377,458)
Common Stock – Outstanding					84,244,235	95,589,629	99,942,845
The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$506,622	$671,135	$618,158
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	292,536	165,779	228,072
Amortization of intangibles	6,397	9,370	9,326
Depreciation and amortization of premises and equipment	58,452	58,067	53,300
Net accretion of discounts and amortization of premiums and deferred fees	(63,300)	(158,070)	(87,154)
Interest capitalized on loans subject to the temporary payment moratorium	(95,212)	-	(481)
Share-based compensation	8,254	12,303	10,521
Impairment losses on right-of-use and long-lived assets	18,004	2,591	272
Fair value adjustments on mortgage servicing rights	42,055	27,771	8,477
FDIC loss-share income	-	-	(94,725)
Adjustments to indemnity reserves on loans sold	(390)	343	12,959
Earnings from investments under the equity method, net of dividends or distributions	(27,738)	(28,011)	(24,217)
Deferred income tax expense (benefit)	75,044	141,332	(12,320)
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(11,561)	(6,666)	15,984
Proceeds from insurance claims	(366)	(1,205)	(20,147)
Early extinguishment of debt	-	-	12,522
Sale of debt securities	(41)	20	-
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(32,449)	(15,888)	(9,681)
Sale of foreclosed assets, including write-downs	(19,958)	(21,982)	6,833
Acquisitions of loans held-for-sale	(227,697)	(223,939)	(232,264)
Proceeds from sale of loans held-for-sale	83,456	71,075	66,687
Net originations on loans held-for-sale	(391,537)	(289,430)	(254,582)
Net decrease (increase) in:
Trading debt securities	493,993	460,969	458,447
Equity securities	(8,263)	(8,032)	(1,622)
Accrued income receivable	(35,616)	(8,369)	49,288
Other assets	114,329	(37,847)	265,322
Net (decrease) increase in:
Interest payable	(5,404)	(284)	(9,786)
Pension and other postretirement benefits obligation	5,898	778	4,558
Other liabilities	(106,736)	(116,443)	(226,244)
Total adjustments	172,150	34,232	229,345
Net cash provided by operating activities	678,772	705,367	847,503
Cash flows from investing activities:
Net (increase) decrease in money market investments	(8,378,577)	905,558	1,083,515
Purchases of investment securities:
Available-for-sale	(21,033,807)	(18,733,295)	(10,050,165)
Equity	(30,794)	(16,300)	(13,068)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	18,224,362	14,650,440	6,946,209
Held-to-maturity	6,733	5,913	7,280
Proceeds from sale of investment securities:
Available-for-sale	5,103	99,445	-
Equity	25,206	20,030	24,209
Net disbursements on loans	(875,941)	(641,029)	(6,665)
Proceeds from sale of loans	84,385	110,534	29,669
Acquisition of loan portfolios	(1,138,276)	(619,737)	(601,550)
Payments to acquire other intangible	(83)	(10,382)	-
Net payments to FDIC under loss sharing agreements	-	-	(25,012)
Payments to acquire businesses, net of cash acquired	-	-	(1,843,333)
Return of capital from equity method investments	959	6,942	4,090
Payments to acquire equity method investments	(1,778)	-	-
Acquisition of premises and equipment	(60,073)	(75,665)	(80,549)
Proceeds from insurance claims	366	1,205	20,147

Proceeds from sale of:
Premises and equipment and other productive assets	26,548	18,608	9,185
Foreclosed assets	77,521	107,881	105,371
Net cash used in investing activities	(13,068,146)	(4,169,852)	(4,390,667)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	13,102,028	4,043,955	4,259,651
Assets sold under agreements to repurchase	(72,076)	(88,151)	(109,391)
Other short-term borrowings	-	(41)	(96,167)
Payments of notes payable	(139,920)	(210,377)	(755,966)
Principal payments of finance leases	(3,145)	(1,726)	-
Payments for debt extinguishment	-	-	(12,522)
Proceeds from issuance of notes payable	261,999	75,000	473,819
Proceeds from issuance of common stock	9,093	8,719	7,268
Payments for repurchase of redeemable preferred stock	(28,017)	-	-
Dividends paid	(133,645)	(115,810)	(105,441)
Net payments for repurchase of common stock	(500,479)	(250,581)	(125,264)
Payments related to tax withholding for share-based compensation	(3,693)	(5,431)	(2,201)
Net cash provided by financing activities	12,492,145	3,455,557	3,533,786
Net increase (decrease) in cash and due from banks, and restricted cash	102,771	(8,928)	(9,378)
Cash and due from banks, and restricted cash at beginning of period	394,323	403,251	412,629
Cash and due from banks, and restricted cash at end of period	$497,094	$394,323	$403,251
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 – Nature of operations

Popular, Inc. (the “Corporation or “Popular”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the mainland United States (“U.S.”) and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, mortgage and commercial banking services, through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the mainland U.S., the Corporation provides retail, mortgage and commercial banking services through its New York-chartered banking subsidiary, Popular Bank (“PB” or “Popular U.S.”), which has branches located in New York, New Jersey and Florida.

Note 2 – Summary of significant accounting policies

The accounting and financial reporting policies of Popular, Inc. and its subsidiaries (the “Corporation”) conform with accounting principles generally accepted in the United States of America and with prevailing practices within the financial services industry.

The following is a description of the most significant of these policies:

Principles of consolidation

The consolidated financial statements include the accounts of Popular, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. In accordance with the consolidation guidance for variable interest entities, the Corporation would also consolidate any variable interest entities (“VIEs”) for which it has a controlling financial interest; and therefore, it is the primary beneficiary. Assets held in a fiduciary capacity are not assets of the Corporation and, accordingly, are not included in the Consolidated Statements of Financial Condition.

Unconsolidated investments, in which there is at least 20% ownership and / or the Corporation exercises significant influence, are generally accounted for by the equity method with earnings recorded in other operating income. Limited partnerships are also accounted for by the equity method unless the investor’s interest is so “minor” that the limited partner may have virtually no influence over partnership operating and financial policies. These investments are included in other assets and the Corporation’s proportionate share of income or loss is included in other operating income.

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

Fair value measurements

The Corporation determines the fair values of its financial instruments based on the fair value framework established in the guidance for Fair Value Measurements in ASC Subtopic 820-10, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard describes three levels of inputs that may be used to measure fair value which are (1) quoted market prices for identical assets or liabilities in active markets, (2) observable market-based inputs or unobservable inputs that are corroborated by market data, and (3) unobservable inputs that are not corroborated by market data. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.

The guidance in ASC Subtopic 820-10 also addresses measuring fair value in situations where markets are inactive and transactions are not orderly. Transactions or quoted prices for assets and liabilities may not be determinative of fair value when transactions are not orderly, and thus, may require adjustments to estimate fair value. Price quotes based on transactions that are not orderly should be given little, if any, weight in measuring fair value. Price quotes based on transactions that are orderly shall be considered in determining fair value, and the weight given is based on facts and circumstances. If sufficient information is not available to determine if price quotes are based on orderly transactions, less weight should be given to the price quote relative to other transactions that are known to be orderly.

Investment securities

Investment securities are classified in four categories and accounted for as follows:

• Debt securities that the Corporation has the intent and ability to hold to maturity are classified as debt securities held-to-maturity and reported at amortized cost. Since the adoption of CECL on January 1, 2020, an ACL is established for the expected credit losses over the remaining term of debt securities held-to-maturity. The Corporation has established a methodology to estimate credit losses which considers qualitative factors, including internal credit ratings and the underlying source of repayment in determining the amount of expected credit losses. Debt securities held-to-maturity are written-off through the ACL when a portion or the entire amount is deemed uncollectible, based on the information considered to develop expected credit losses through the life of the asset. The ACL is estimated by leveraging the expected loss framework for mortgages in the case of securities collateralized by 2nd lien loans and the commercial C&I models for municipal bonds. As part of this framework, internal factors are stressed, as a qualitative adjustment, to reflect current conditions that are not necessarily captured within the historical loss experience. The modeling framework includes a 2-year reasonable and supportable period gradually reverting, over a 1-year horizon, to historical information at the model input level. The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold other debt securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred.

• Debt securities classified as trading securities are reported at fair value, with unrealized and realized gains and losses included in non-interest income.

• Debt securities classified as available-for-sale are reported at fair value. Declines in fair value below the securities’ amortized cost which are not related to estimated credit losses are recorded through other comprehensive income or loss, net of taxes. If the Corporation intends to sell or believes it is more likely than not that it will be required to sell the debt security, it is written down to fair value through earnings. Since the adoption of CECL on January 1, 2020, credit losses relating to available-for-sale debt securities are recorded through an ACL, which are limited to the difference between the amortized cost and the fair value of the asset. The ACL is established for the expected credit losses over the remaining term of debt security. The Corporation’s portfolio of available-for-sale securities is comprised mainly of U.S. Treasury notes and obligations from the U.S. Government. These securities have an explicit or implicit guarantee from the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, the Corporation applies a zero-credit loss assumption and no ACL for these securities has been established. The Corporation monitors its securities portfolio composition and credit performance on a quarterly basis to determine if any allowance is considered necessary. Debt securities available-for-sale are written-off when a portion or the entire amount is deemed uncollectible, based on the information considered to develop expected credit losses through the life of the asset. The specific identification method is used to determine realized gains and losses on debt securities available-for-sale, which are included in net (loss) gain on sale of debt securities in the Consolidated Statements of Operations.

• Equity securities that have readily available fair values are reported at fair value. Equity securities that do not have readily available fair values are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Stock that is owned by the Corporation to comply with regulatory requirements, such as Federal Reserve Bank and Federal Home Loan Bank (“FHLB”) stock, is included in this category, and their realizable value equals their cost. Unrealized and realized gains and losses and any impairment on equity securities are included in net gain (loss), including impairment on equity securities in the Consolidated Statements of Operations. Dividend income from investments in equity securities is included in interest income.

The amortization of premiums is deducted and the accretion of discounts is added to net interest income based on the interest method over the outstanding period of the related securities. Purchases and sales of securities are recognized on a trade date basis.

Derivative financial instruments

All derivatives are recognized on the Statements of Financial Condition at fair value. The Corporation’s policy is not to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement nor to offset the fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.

For a cash flow hedge, changes in the fair value of the derivative instrument are recorded net of taxes in accumulated other comprehensive income/(loss) and subsequently reclassified to net income (loss) in the same period(s) that the hedged transaction impacts earnings. For free-standing derivative instruments, changes in fair values are reported in current period earnings.

Prior to entering a hedge transaction, the Corporation formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments to specific assets and liabilities on the Statements of Financial Condition or to specific forecasted transactions or firm commitments along with a formal assessment, at both inception of the hedge and on an ongoing basis, as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. Hedge accounting is discontinued when the derivative instrument is not highly effective as a hedge, a derivative expires, is sold, terminated, when it is unlikely that a forecasted transaction will occur or when it is determined that it is no longer appropriate. When hedge accounting is discontinued the derivative continues to be carried at fair value with changes in fair value included in earnings.

For non-exchange traded contracts, fair value is based on dealer quotes, pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value may require significant management judgment or estimation.

The fair value of derivative instruments considers the risk of non-performance by the counterparty or the Corporation, as applicable.

The Corporation obtains or pledges collateral in connection with its derivative activities when applicable under the agreement .

Loans

Loans are classified as loans held-in-portfolio when management has the intent and ability to hold the loan for the foreseeable future, or until maturity or payoff. The foreseeable future is a management judgment which is determined based upon the type of loan, business strategies, current market conditions, balance sheet management and liquidity needs. Management’s view of the foreseeable future may change based on changes in these conditions. When a decision is made to sell or securitize a loan that was not originated or initially acquired with the intent to sell or securitize, the loan is reclassified from held-in-portfolio into held-for-sale. Due to changing market conditions or other strategic initiatives, management’s intent with respect to the disposition of the loan may change, and accordingly, loans previously classified as held-for-sale may be reclassified into held-in-portfolio. Loans transferred between loans held-for-sale and held-in-portfolio classifications are recorded at the lower of cost or fair value at the date of transfer.

Purchased loans with no evidence of credit deterioration since origination are recorded at fair value upon acquisition. Credit discounts are included in the determination of fair value.

Loans held-for-sale are stated at the lower of cost or fair value, cost being determined based on the outstanding loan balance less unearned income, and fair value determined, generally in the aggregate. Fair value is measured based on current market prices for similar loans, outstanding investor commitments, prices of recent sales or discounted cash flow analyses which utilize inputs and assumptions which are believed to be consistent with market participants’ views. The cost basis also includes consideration of deferred origination fees and costs, which are recognized in earnings at the time of sale. Upon reclassification to held-for-sale, credit related fair value adjustments are recorded as a reduction in the ACL. To the extent that the loan's reduction in value has not already been provided for in the ACL, an additional provision for credit losses is recorded. Subsequent to reclassification to held-for-sale, the amount, by which cost exceeds fair value, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income (loss) for the period in which the change occurs.

Loans held-in-portfolio are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and premiums or discounts on purchased loans. Fees collected and costs incurred in the origination of new loans are deferred and amortized using the interest method or a method which approximates the interest method over the term of the loan as an adjustment to interest yield.

The past due status of a loan is determined in accordance with its contractual repayment terms. Furthermore, loans are reported as past due when either interest or principal remains unpaid for 30 days or more in accordance with its contractual repayment terms.

Non-accrual loans are those loans on which the accrual of interest is discontinued. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is charged against interest income and the loan is accounted for either on a cash-basis method or on the cost-recovery method. Loans designated as non-accruing are returned to accrual status when the Corporation expects repayment of the remaining contractual principal and interest.

Recognition of interest income on commercial and construction loans is discontinued when the loans are 90 days or more in arrears on payments of principal or interest or when other factors indicate that the collection of principal and interest is doubtful. The portion of a secured loan deemed uncollectible is charged-off no later than 365 days past due. However, in the case of a collateral dependent loan, the excess of the recorded investment over the fair value of the collateral (portion deemed uncollectible) is generally promptly charged-off, but in any event, not later than the quarter following the quarter in which such excess was first recognized. Commercial unsecured loans are charged-off no later than 180 days past due. Recognition of interest income on mortgage loans is generally discontinued when loans are 90 days or more in arrears on payments of principal or interest. The portion of a mortgage loan deemed uncollectible is charged-off when the loan is 180 days past due. The Corporation discontinues the recognition of interest on residential mortgage loans insured by the Federal Housing Administration (“FHA”) or guaranteed by the U.S. Department of Veterans Affairs (“VA”) when 15-months delinquent as to principal or interest. The principal repayment on these loans is insured. Recognition of interest income on closed-end consumer loans and home equity lines of credit is discontinued when the loans are 90 days or more in arrears on payments of principal or interest. Income is generally recognized on open-end consumer loans, except for home equity lines of credit, until the loans are charged-off. Recognition of interest income for lease financing is ceased when loans are 90 days or more in arrears. Closed-end consumer loans and leases are charged-off when they are 120 days in arrears. Open-end (revolving credit) consumer loans are charged-off when 180 days in arrears. Commercial and consumer overdrafts are generally charged-off no later than 60 days past their due date.

A loan classified as a troubled debt restructuring (“TDR”) is typically in non-accrual status at the time of the modification. The TDR loan continues in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (at least six months of sustained performance after the modification (or one year for loans providing for quarterly or semi-annual payments)) and management has concluded that it is probable that the borrower would not be in payment default in the foreseeable future.

Lease financing

The Corporation leases passenger and commercial vehicles and equipment to individual and corporate customers. The finance method of accounting is used to recognize revenue on lease contracts that meet the criteria specified in the guidance for leases in ASC Topic 842. Aggregate rentals due over the term of the leases less unearned income are included in finance lease contracts receivable. Unearned income is amortized using a method which results in approximate level rates of return on the principal amounts outstanding. Finance lease origination fees and costs are deferred and amortized over the average life of the lease as an adjustment to the interest yield.

Revenue for other leases is recognized as it becomes due under the terms of the agreement.

Loans acquired with deteriorated credit quality

Purchased credit deteriorated (“PCD”) loans are defined as those with evidence of a more-than-insignificant deterioration in credit quality since origination. PCD loans are initially recorded at its purchase price plus an estimated allowance for credit losses (“ACL”). Upon the acquisition of a PCD loan, the Corporation makes an estimate of the expected credit losses over the remaining contractual term of each individual loan. The estimated credit losses over the life of the loan are recorded as an ACL with a corresponding addition to the loan purchase price. The amount of the purchased premium or discount which is not related to credit risk is amortized over the life of the loan through net interest income using the effective interest method or a method that approximates the effective interest method. Changes in expected credit losses are recorded as an increase or decrease to the ACL with a corresponding charge (reverse) to the provision for credit losses in the Consolidated Statement of Operations. Upon transition to the individual loan measurement, these loans follow the same nonaccrual policies as non-PCD loans and are therefore no longer excluded from non-performing status. Modifications of PCD loans that meet the definition of a TDR subsequent to the adoption of ASC Topic 326 are accounted and reported as such following the same processes as non-PCD loans.

Prior to the adoption of CECL, loans acquired with deteriorated credit quality were accounted for under ASC 310-30. Loans accounted for under ASC 310-30 included loans for which it was probable, at the date of acquisition, that the Corporation would not collect all contractually required principal and interest payments and loans which the Corporation elected to account under ASC 310-30 by analogy. Under ASC Subtopic 310-30, these loans were aggregated into pools based on loans that have common risk characteristics. Each loan pool was accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Characteristics considered in pooling loans included loan type, interest rate type, accruing status, amortization type, rate index and source type. Once the pools were defined, the Corporation maintained the integrity of the pool of multiple loans accounted for as a single asset. Under ASC Subtopic 310-30, the difference between the undiscounted cash flows expected at acquisition and the fair value in the loans, or the “accretable yield,” was recognized as interest income using the effective yield method over the estimated life of the loan if the timing and amount of the future cash flows of the pool was reasonably estimable. Therefore, these loans were not considered non-performing. The non-accretable difference represents the difference between contractually required principal and interest and the cash flows expected to be collected. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date were recognized as a reduction of any ACL established after the acquisition and then as an increase in the accretable yield for the loans prospectively. Decreases in expected cash flows after the acquisition date were recognized by recording an ACL. Charge-offs on loans accounted under ASC Subtopic 310-30 were recorded only to the extent that losses exceeded the non-accretable difference established with purchase accounting.

Refer to Note 7 to the Consolidated Financial Statements for additional information with respect to loans acquired with deteriorated credit quality.

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

Allowance for credit losses – loans portfolio

Since the adoption of CECL on January 1, 2020, the Corporation establishes an ACL for its loan portfolio based on its estimate of credit losses over the remaining contractual term of the loans, adjusted for expected prepayments. An ACL is recognized for all loans including originated and purchased loans, since inception, with a corresponding charge to the provision for credit losses, except for PCD loans for which the ACL at acquisition is recorded as an addition to the purchase price with subsequent changes recorded in earnings. Loan losses are charged and recoveries are credited to the ACL.

The Corporation follows a methodology to estimate the ACL which includes a reasonable and supportable forecast period for estimating credit losses, considering quantitative and qualitative factors as well as the economic outlook. As part of this methodology, management evaluates various macroeconomic scenarios provided by third parties. At December 31, 2020, management applied probability weights to the outcome of the selected scenarios. This evaluation includes benchmarking procedures as well as careful analysis of the underlying assumptions used to build the scenarios. The application of probability weights include baseline, optimistic and pessimistic scenarios. The weights applied are subject to evaluation on a quarterly basis as part of the ACL’s governance process. The Corporation considers additional macroeconomic scenarios as part of its qualitative adjustment framework.

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

The ACL also includes a qualitative framework that addresses two main components: losses that are expected but not captured within the quantitative modeling framework, and model imprecision. In order to identify potential losses that are not captured through the models, management evaluated model limitations as well as the different risks covered by the variables used in each quantitative model. The Corporation considered additional macroeconomic scenarios to address these risks. This assessment took into consideration factors listed as part of ASC 326-20-55-4. To complement the analysis, management also evaluated sectors that have low levels of historical defaults, but current conditions show the potential for future losses. This type of qualitative adjustment is more prevalent in the commercial portfolios. The model imprecision component of the qualitative adjustments is determined after evaluating model performance for these portfolios through different time periods. This type of qualitative adjustment mainly impacts consumer portfolios.

The Corporation has designated as collateral dependent loans secured by collateral when foreclosure is probable or when foreclosure is not probable but the practical expedient is used. The practical expedient is used when repayment is expected to be provided substantially by the sale or operation of the collateral and the borrower is experiencing financial difficulty. The ACL of collateral dependent loans is measured based on the fair value of the collateral less costs to sell. The fair value of the collateral is based on appraisals, which may be adjusted due to their age, and the type, location, and condition of the property or area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the measurement date.

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

Prior to the adoption of CECL, the Corporation followed a systematic methodology to establish and evaluate the adequacy of the ACL to provide for probable losses in the loan portfolio in accordance with the guidance of loss contingencies in ASC Subtopic 450-20 and loan impairment guidance in ASC Section 310-10-35. This methodology included the consideration of factors such as current economic conditions, portfolio risk characteristics, prior loss experience and results of periodic credit reviews of individual loans. According to the loan impairment accounting guidance in ASC Section 310-10-35, a loan is impaired when, based on current information and events, it is probable that the principal and/or interest are not going to be collected according to the original contractual terms of the loan agreement. Current information and events include “environmental” factors, e.g. existing industry, geographical, economic and political factors. Probable means the future event or events which will confirm the loss or impairment of the loan is likely to occur. Previously, under ASC Section 310-10-35, an allowance for loan impairment was recognized to the extent that the carrying value of an impaired loan exceeded the present value of the expected future cash flows discounted at the loan’s effective rate, the observable market price of the loan, if available, or the fair value of the collateral if the loan was collateral dependent.

Troubled debt restructurings

A restructuring constitutes a TDR when the Corporation separately concludes that both of the following conditions exist: 1) the restructuring constitute a concession and 2) the debtor is experiencing financial difficulties. The concessions stem from an agreement between the Corporation and the debtor or are imposed by law or a court. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. A concession has been granted when, as a result of the restructuring, the Corporation does not expect to collect all amounts due, including interest accrued at the original contract rate. If the payment of principal is dependent on the value of collateral, the current value of the collateral is taken into consideration in determining the amount of principal to be collected; therefore, all factors that changed are considered to determine if a concession was granted, including the change in the fair value of the underlying collateral that may be used to repay the loan. Classification of loan modifications as TDRs involves a degree of judgment. Indicators that the debtor is experiencing financial difficulties which are considered include: (i) the borrower is currently in default on any of its debt or it is probable that the borrower would be in payment default on any of its debt in the foreseeable future without the modification; (ii) the borrower has declared or is in the process of declaring bankruptcy; (iii) there is significant doubt as to whether the borrower will continue to be a going concern; (iv) the borrower has securities that have been delisted, are in the process of being delisted, or are under threat of being delisted from an exchange; (v) based on estimates and projections that only encompass the borrower’s current business capabilities, it is forecasted that the entity-specific cash flows will be insufficient to service the debt (both interest and principal) in accordance with the contractual terms of the existing agreement through maturity; and (vi) absent the current modification, the borrower cannot obtain funds from sources other than the existing creditors at an effective interest rate equal to the current market interest rate for similar debt for a non-troubled debtor. The identification of TDRs is critical in the determination of the adequacy of the ACL. Loans classified as TDRs may be excluded from TDR status if performance under the restructured terms exists for a reasonable period (at least twelve months of sustained performance) and the loan yields a market rate.

A loan may be restructured in a troubled debt restructuring into two (or more) loan agreements, for example, Note A and Note B. Note A represents the portion of the original loan principal amount that is expected to be fully collected along with contractual interest. Note B represents the portion of the original loan that may be considered uncollectible and charged-off, but the obligation is not forgiven to the borrower. Note A may be returned to accrual status provided all of the conditions for a TDR to be returned to accrual status are met. The modified loans are considered TDRs.

Refer to Note 8 to the Consolidated Financial Statements for additional qualitative information on TDRs and the Corporation’s determination of the ACL.

Reserve for unfunded commitments

The Corporation establishes a reserve for unfunded commitments, based on the estimated losses over the remaining term of the facility. Since the adoption of CECL on January 1, 2020, an allowance is not established for commitments that are unconditionally cancellable by the Corporation. Accordingly, no reserve is established for unfunded commitments related to its credit cards portfolio. Reserve for the unfunded portion of credit commitments is presented within other liabilities in the Consolidated Statements of Financial Condition. Net adjustments to the reserve for unfunded commitments are reflected in the Consolidated Statements of Operations as provision for credit losses for the current year and as other operating expenses for prior years.

Transfers and servicing of financial assets

The transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset in which the Corporation surrenders control over the assets is accounted for as a sale if all of the following conditions set forth in ASC Topic 860 are met: (1) the assets must be isolated from creditors of the transferor, (2) the transferee must obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor cannot maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. When the Corporation transfers financial assets and the transfer fails any one of these criteria, the Corporation is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing. For federal and Puerto Rico income tax purposes, the Corporation treats the transfers of loans which do not qualify as “true sales” under the applicable accounting guidance, as sales, recognizing a deferred tax asset or liability on the transaction.

For transfers of financial assets that satisfy the conditions to be accounted for as sales, the Corporation derecognizes all assets sold; recognizes all assets obtained and liabilities incurred in consideration as proceeds of the sale, including servicing assets and servicing liabilities, if applicable; initially measures at fair value assets obtained and liabilities incurred in a sale; and recognizes in earnings any gain or loss on the sale.

The guidance on transfer of financial assets requires a true sale analysis of the treatment of the transfer under state law as if the Corporation was a debtor under the bankruptcy code. A true sale legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor, and the nature of retained interests in the loans sold. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted.

The Corporation sells mortgage loans to the Government National Mortgage Association (“GNMA”) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Corporation to repurchase individual delinquent loans that meet certain criteria. At the Corporation’s option, and without GNMA’s prior authorization, the Corporation may repurchase the delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. Once the Corporation has the unconditional ability to repurchase the delinquent loan, the Corporation is deemed to have regained effective control over the loan and recognizes the loan on its balance sheet as well as an offsetting liability, regardless of the Corporation’s intent to repurchase the loan.

Servicing assets

The Corporation periodically sells or securitizes loans while retaining the obligation to perform the servicing of such loans. In addition, the Corporation may purchase or assume the right to service loans originated by others. Whenever the Corporation undertakes an obligation to service a loan, management assesses whether a servicing asset or liability should be recognized. A servicing asset is recognized whenever the compensation for servicing is expected to more than adequately compensate the servicer for performing the servicing. Likewise, a servicing liability would be recognized in the event that servicing fees to be received are not expected to adequately compensate the Corporation for its expected cost. Mortgage servicing assets recorded at fair value are separately presented on the Consolidated Statements of Financial Condition.

All separately recognized servicing assets are initially recognized at fair value. For subsequent measurement of servicing rights, the Corporation has elected the fair value method for mortgage loans servicing rights (“MSRs”). Under the fair value measurement method, MSRs are recorded at fair value each reporting period, and changes in fair value are reported in mortgage banking activities in the Consolidated Statement of Operations. Contractual servicing fees including ancillary income and late fees, as well as fair value adjustments, are reported in mortgage banking activities in the Consolidated Statement of Operations. Loan servicing fees, which are based on a percentage of the principal balances of the loans serviced, are credited to income as loan payments are collected.

The fair value of servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. Costs of renewals and betterments are capitalized. When assets are disposed of, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in earnings as realized or incurred, respectively.

The Corporation capitalizes interest cost incurred in the construction of significant real estate projects, which consist primarily of facilities for its own use or intended for lease. The amount of interest cost capitalized is to be an allocation of the interest cost incurred during the period required to substantially complete the asset. The interest rate for capitalization purposes is to be based on a weighted average rate on the Corporation’s outstanding borrowings, unless there is a specific new borrowing associated with the asset. Interest cost capitalized for the years ended December 31, 2020, 2019 and 2018 was not significant.

The Corporation recognizes right-of-use assets (“ROU assets”) and lease liabilities relating to operating and finance lease arrangements in its Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. For finance leases, interest is recognized on the lease liability separately from the amortization of the ROU asset, whereas for operating leases a single lease cost is recognized so that the cost of the lease is allocated over the lease term on a straight-line basis. Impairments on ROU assets are evaluated under the guidance for impairment or disposal of long-lived assets. The Corporation recognizes gains on sale and leaseback transactions in earnings when the transfer constitutes a sale, and the transaction was at fair value. Refer to Note 32 to the Consolidated Financial Statements for additional information on operating and finance lease arrangements.

Impairment of long-lived assets

The Corporation evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Other real estate

Other real estate, received in satisfaction of a loan, is recorded at fair value less estimated costs of disposal. The difference between the carrying amount of the loan and the fair value less cost to sell is recorded as an adjustment to the ACL. Subsequent to foreclosure, any losses in the carrying value arising from periodic re-evaluations of the properties, and any gains or losses on the sale of these properties are credited or charged to expense in the period incurred and are included as OREO expenses. The cost of maintaining and operating such properties is expensed as incurred.

Updated appraisals are obtained to adjust the value of the other real estate assets. The frequency depends on the loan type and total credit exposure. The appraisal for a commercial or construction other real estate property with a book value equal to or greater than $1 million is updated annually and if lower than $1 million it is updated every two years. For residential mortgage properties, the Corporation requests appraisals annually.

Appraisals may be adjusted due to age, collateral inspections, property profiles, or general market conditions. The adjustments applied are based upon internal information such as other appraisals for the type of properties and/or loss severity information that can provide historical trends in the real estate market, and may change from time to time based on market conditions.

Goodwill and other intangible assets

Goodwill is recognized when the purchase price is higher than the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances indicate possible impairment. If the carrying amount of any of the reporting units exceeds its fair value, the Corporation would be required to record an impairment charge for the difference up to the amount of the goodwill. Prior to the adoption of ASU 2017-04 on January 1, 2020, the goodwill impairment test consisted of a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. If needed, the second step consists of comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. In determining the fair value of each reporting unit, the Corporation generally uses a combination of methods, including market price multiples of comparable companies and transactions, as well as discounted cash flow analysis. Goodwill impairment losses are recorded as part of operating expenses in the Consolidated Statements of Operations.

Other intangible assets deemed to have an indefinite life are not amortized, but are tested for impairment using a one-step process which compares the fair value with the carrying amount of the asset. In determining that an intangible asset has an indefinite life, the Corporation considers expected cash inflows and legal, regulatory, contractual, competitive, economic and other factors, which could limit the intangible asset’s useful life.

Other identifiable intangible assets with a finite useful life, mainly core deposits, are amortized using various methods over the periods benefited, which range from 5 to 10 years. These intangibles are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments on intangible assets with a finite useful life are evaluated under the guidance for impairment or disposal of long-lived assets.

Assets sold / purchased under agreements to repurchase / resell

Repurchase and resell agreements are treated as collateralized financing transactions and are carried at the amounts at which the assets will be subsequently reacquired or resold as specified in the respective agreements.

It is the Corporation’s policy to take possession of securities purchased under agreements to resell. However, the counterparties to such agreements maintain effective control over such securities, and accordingly those securities are not reflected in the Corporation’s Consolidated Statements of Financial Condition. The Corporation monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest.

It is the Corporation’s policy to maintain effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the Consolidated Statements of Financial Condition.

The Corporation may require counterparties to deposit additional collateral or return collateral pledged, when appropriate.

Software

Capitalized software is stated at cost, less accumulated amortization. Capitalized software includes purchased software and capitalizable application development costs associated with internally-developed software. Amortization, computed on a straight-line method, is charged to operations over the estimated useful life of the software. Capitalized software is included in “Other assets” in the Consolidated Statement of Financial Condition.

Guarantees, including indirect guarantees of indebtedness to others

The estimated losses to be absorbed under the credit recourse arrangements are recorded as a liability when the loans are sold and are updated by accruing or reversing expense (categorized in the line item “Adjustments (expense) to indemnity reserves on loans sold” in the Consolidated Statements of Operations) throughout the life of the loan, as necessary, when additional relevant information becomes available. The recourse liability is estimated using loan level statistical techniques. Internal factors that are evaluated include customer credit scores, refreshed loan-to-values, loan age, and outstanding balance, amongst others. The methodology leverages the expected loss framework for mortgage loans and includes macroeconomic expectations based on a 2-year reasonable and supportable period, gradually reverting over a 1-year horizon to historical macroeconomic variables at the input level. Estimated future defaults, prepayments and loss severity are combined with loan level repayment information in order to estimate lifetime expected losses for this portfolio. The reserve for the estimated losses under the credit recourse arrangements is presented separately within other liabilities in the Consolidated Statements of Financial Condition. Refer to Note 22 to the Consolidated Financial Statements for further disclosures on guarantees.

Treasury stock

Treasury stock is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Statements of Financial Condition. At the date of retirement or subsequent reissue, the treasury stock account is reduced by the cost of such stock. At retirement, the excess of the cost of the treasury stock over its par value is recorded entirely to surplus. At reissuance, the difference between the consideration received upon issuance and the specific cost is charged or credited to surplus.

Revenues from contract with customers

Refer to Note 31 for a detailed description of the Corporation’s policies on the recognition and presentation of revenues from contract with customers.

Foreign exchange

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using prevailing rates of exchange at the end of the period. Revenues, expenses, gains and losses are translated using weighted average rates for the period. The resulting foreign currency translation adjustment from operations for which the functional currency is other than the U.S. dollar is reported in accumulated other comprehensive loss, except for highly inflationary environments in which the effects are included in other operating expenses.

The Corporation holds interests in Centro Financiero BHD León, S.A. (“BHD León”) in the Dominican Republic. The business of BHD León is mainly conducted in their country’s foreign currency. The resulting foreign currency translation adjustment from these operations is reported in accumulated other comprehensive loss.

Refer to the disclosure of accumulated other comprehensive loss included in Note 21.

Income taxes

The Corporation recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled.

The guidance for income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50 percent) that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Corporation based on the more likely than not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among others, all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, the future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified.

The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns and future profitability. The Corporation’s accounting for deferred tax consequences represents management’s best estimate of those future events.

Positions taken in the Corporation’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not (greater than 50%) that the position will be sustained upon examination by the tax authorities, assuming full knowledge of the position and all relevant facts. The amount of unrecognized tax benefit may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statute of limitations, changes in management’s judgment about the level of uncertainty, including addition or elimination of uncertain tax positions, status of examinations, litigation, settlements with tax authorities and legislative activity.

The Corporation accounts for the taxes collected from customers and remitted to governmental authorities on a net basis (excluded from revenues).

Income tax expense or benefit for the year is allocated among continuing operations, discontinued operations, and other comprehensive income, as applicable. The amount allocated to continuing operations is the tax effect of the pre-tax income or loss from continuing operations that occurred during the year, plus or minus income tax effects of (a) changes in circumstances that cause a change in judgment about the realization of deferred tax assets in future years, (b) changes in tax laws or rates, (c) changes in tax status, and (d) tax-deductible dividends paid to shareholders, subject to certain exceptions.

Employees’ retirement and other postretirement benefit plans

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

The funding policy is to contribute to the plan, as necessary, to provide for services to date and for those expected to be earned in the future. To the extent that these requirements are fully covered by assets in the plan, a contribution may not be made in a particular year.

The cost of postretirement benefits, which is determined based on actuarial assumptions and estimates of the costs of providing these benefits in the future, is accrued during the years that the employee renders the required service.

The guidance for compensation retirement benefits of ASC Topic 715 requires the recognition of the funded status of each defined pension benefit plan, retiree health care and other postretirement benefit plans on the Consolidated Statements of Financial Condition.

Stock-based compensation

The Corporation opted to use the fair value method of recording stock-based compensation as described in the guidance for employee share plans in ASC Subtopic 718-50.

Comprehensive income

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) is separately presented in the Consolidated Statements of Comprehensive Income.

Net income per common share

Basic income per common share is computed by dividing net income adjusted for preferred stock dividends, including undeclared or unpaid dividends if cumulative, and charges or credits related to the extinguishment of preferred stock or induced conversions of preferred stock, by the weighted average number of common shares outstanding during the year. Diluted income per common share takes into consideration the weighted average common shares adjusted for the effect of stock options, restricted stock, performance shares and warrants, if any, using the treasury stock method.

Statement of cash flows

For purposes of reporting cash flows, cash includes cash on hand and amounts due from banks, including restricted cash.

Note 3 - New accounting pronouncements

Recently Adopted Accounting Standards Updates

Standard	Description	Date of adoption	Effect on the financial statements
FASB ASU 2021-01, Reference Rate Reform (Topic 848): Scope

The FASB issued ASU 2021-01 in January 2021 which, among others, permits entities to elect certain optional expedients and exceptions in Topic 848 when accounting for derivative contracts and certain hedging relationships affected by the discounting transition.

		December 31, 2020	The Corporation was not impacted by the adoption of ASU 2021-01 since it does not hold derivatives affected by the discounting transition.
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

January 1, 2020

The Corporation adopted ASU 2017-04 during the first quarter of 2020 and, as such, considered this guidance when performing the annual impairment test during 2020. Refer to Note 14, Goodwill and other intangible assets, for additional information.

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

FASB ASUs Financial Instruments – Credit Losses (Topic 326)

Since June 2016, the FASB has issued a series of ASUs mainly related to credit losses (Topic 326), which replace the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model applies to financial assets measured at amortized cost that are subject to credit losses and certain off-balance sheet exposures. CECL establishes a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first acquired or originated. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. CECL also revises the approach to recognizing credit losses for available-for-sale securities by replacing the direct write-down approach with the allowance approach and limiting the allowance to the amount at which the security’s fair value is less than the amortized cost. In addition, CECL provides that the initial allowance for credit losses on purchased credit deteriorated (“PCD”) financial assets will be recorded as an increase to the purchase price, with subsequent changes to the allowance recorded as a credit loss expense. The amendments to Topic 326 include the areas of accrued interest receivable, transfers of loans and debt securities between classifications and the inclusion of expected recoveries in the allowance for credit losses including PCD assets. The standards also expand credit quality disclosures. These accounting standards updates were effective on January 1, 2020.

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

As part of the adoption of CECL, the Corporation has made the election to break the existing pools of purchased credit impaired (“PCI”) loans previously accounted for under the ASC Subtopic 310-30 guidance. These loans are now accounted for on an individual loan basis under the PCD accounting methodology under CECL. Following the applicable accounting guidance, PCI loans were previously excluded from non-performing status. Upon transition to the individual loan measurement, these loans are no longer excluded from non-performing status, resulting in an increase of $278 million in NPLs at January 1, 2020. This increase included $144 million in loans that were over 90 days past due and $134 million in loans that were not delinquent in their payment terms but were reported as non-performing due to other credit quality considerations.

The Corporation availed itself of the option to phase in over a period of three years, beginning on January 1, 2022, the day-one effects on regulatory capital arising from the adoption of CECL. The Corporation was also impacted by the additional disclosures required by CECL. The CECL accounting standard also requires additional disclosures related to delinquencies, collateral types and other credit metrics for loans and investments. Refer to Note 6, Debt securities held- to- maturity, Note 7 -Loans and Note 8- Allowance for credit losses - loans held-in-portfolio for additional disclosures provided in compliance with the new CECL standard.

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

FASB ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323 and Topic 815

The FASB issued ASU 2020-01 in January 2020, which clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 and includes scope considerations for entities that hold certain non-derivative forward contracts and purchased options to acquire equity securities that, upon settlement of the forward contract or exercise of the purchase option, would be accounted for under the equity method of accounting.

		January 1, 2021	The Corporation does not expect to be materially impacted by these amendments.
FASB ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

The FASB issued ASU 2019-12 in December 2019, which simplifies the accounting for income taxes by removing certain exceptions such as the incremental approach for intraperiod tax allocation and interim period income tax accounting for year-to-date losses that exceed anticipated losses. In addition, the ASU simplifies GAAP in a number of areas such as when separate financial statements of legal entities are not subject to tax and enacted changes in tax laws in interim periods.

		January 1, 2021	The Corporation does not anticipate that the adoption of this accounting pronouncement will have a material effect on its Consolidated Statements of Financial Condition and Results of Operations.

Note 4 - Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and PB, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 2.3 billion at December 31, 2020 (December 31, 2019 - $ 1.6 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At December 31, 2020, the Corporation held $39 million in restricted assets in the form of funds deposited in money market accounts, debt securities available for sale and equity securities (December 31, 2019 - $ 52 million). The restricted assets held in debt securities available for sale and equity securities consist primarily of assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 5 – Debt securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities available-for-sale at December 31, 2020 and December 31, 2019.

	At December 31, 2020
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
U.S. Treasury securities
Within 1 year	$4,900,055	$16,479	$-	$4,916,534	0.69%
After 1 to 5 years	5,007,223	259,399	-	5,266,622	2.05
After 5 to 10 years	567,367	37,517	-	604,884	1.68
Total U.S. Treasury securities	10,474,645	313,395	-	10,788,040	1.40
Obligations of U.S. Government sponsored entities
Within 1 year	59,993	101	-	60,094	1.46
After 1 to 5 years	90	-	-	90	5.64
Total obligations of U.S. Government sponsored entities	60,083	101	-	60,184	1.47
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	1,388	14	-	1,402	2.97
After 5 to 10 years	61,229	1,050	-	62,279	1.56
After 10 years	318,292	10,202	43	328,451	2.04
Total collateralized mortgage obligations - federal agencies	380,909	11,266	43	392,132	1.97
Mortgage-backed securities
Within 1 year	5,616	56	-	5,672	2.83
After 1 to 5 years	50,393	1,735	-	52,128	2.35
After 5 to 10 years	454,880	20,022	6	474,896	1.91
After 10 years	9,608,860	180,844	1,839	9,787,865	1.94
Total mortgage-backed securities	10,119,749	202,657	1,845	10,320,561	1.94
Other
After 1 to 5 years	224	11	-	235	3.62
Total other	224	11	-	235	3.62
Total debt securities available-for-sale[1]	$21,035,610	$527,430	$1,888	$21,561,152	1.66%
[1]

Includes $18.2 billion pledged to secure government and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $16.9 billion serve as collateral for public funds.

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

The following table presents the aggregate amortized cost and fair value of debt securities available-for-sale at December 31, 2020 by contractual maturity.

(In thousands)	Amortized cost	Fair value
Within 1 year	$4,965,664	$4,982,300
After 1 to 5 years	5,059,318	5,320,477
After 5 to 10 years	1,083,476	1,142,059
After 10 years	9,927,152	10,116,316
Total debt securities available-for-sale	$21,035,610	$21,561,152

During the years ended December 31, 2020 and 2019, the Corporation sold U.S. Treasury Notes and U.S. Treasury Bills, respectively. The proceeds from these sales were $5 million and $99 million, respectively. Gross realized gains and losses on the sale of debt securities available-for-sale for the years ended December 31, 2020, 2019 and 2018 were as follows:

(In thousands)	2020	2019	2018
Gross realized gains	$41	$-	$-
Gross realized losses	-	(20)	-
Net realized gains (losses) on sale of debt securities available-for-sale	$41	$(20)	$-

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020 and 2019.

	At December 31, 2020
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Collateralized mortgage obligations - federal agencies	$4,029	$43	$-	$-	$4,029	$43
Mortgage-backed securities	886,432	1,834	555	11	886,987	1,845
Total debt securities available-for-sale in an unrealized loss position	$890,461	$1,877	$555	$11	$891,016	$1,888

	At December 31, 2019
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$2,439,114	$9,798	$452,784	$808	$2,891,898	$10,606
Obligations of U.S. Government sponsored entities	9,973	4	99,846	107	109,819	111
Collateralized mortgage obligations - federal agencies	114,603	537	310,315	7,016	424,918	7,553
Mortgage-backed securities	179,312	693	1,784,414	20,854	1,963,726	21,547
Total debt securities available-for-sale in an unrealized loss position	$2,743,002	$11,032	$2,647,359	$28,785	$5,390,361	$39,817

As of December 31, 2020, the portfolio of available-for-sale debt securities reflects gross unrealized losses of approximately $2 million, driven mainly by mortgage-backed securities.

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

	2020		2019

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$2,242,121	$2,338,897	$3,113,373	$3,129,538
Freddie Mac	3,616,238	3,675,679	1,623,116	1,638,796

Note 6 –Debt securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities held-to-maturity at December 31, 2020 and 2019.

	At December 31, 2020
		Allowance		Gross	Gross		Weighted
	Amortized	for Credit	Net of	unrealized	unrealized	Fair	average
(In thousands)	cost	Losses	Allowance	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,990	$50	$3,940	$47	$-	$3,987	6.05%
After 1 to 5 years	16,030	710	15,320	710	-	16,030	6.16
After 5 to 10 years	14,845	573	14,272	295	23	14,544	2.77
After 10 years	46,164	8,928	37,236	11,501	-	48,737	1.58
Total obligations of Puerto Rico, States and political subdivisions	81,029	10,261	70,768	12,553	23	83,298	2.93
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	31	-	31	1	-	32	6.44
Total collateralized mortgage obligations - federal agencies	31	-	31	1	-	32	6.44
Securities in wholly owned statutory business trusts
After 10 years	11,561	-	11,561	-	-	11,561	6.51
Total securities in wholly owned statutory business trusts	11,561	-	11,561	-	-	11,561	6.51
Total debt securities held-to-maturity	$92,621	$10,261	$82,360	$12,554	$23	$94,891	3.38%

	At December 31, 2019
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,745	$-	$11	$3,734	6.01%
After 1 to 5 years	17,580	-	320	17,260	6.11
After 5 to 10 years	18,195	-	1,607	16,588	3.11
After 10 years	46,036	9,384	-	55,420	1.67
Total obligations of Puerto Rico, States and political subdivisions	85,556	9,384	1,938	93,002	3.08
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	45	2	-	47	6.44
Total collateralized mortgage obligations - federal agencies	45	2	-	47	6.44
Securities in wholly owned statutory business trusts
After 10 years	11,561	-	-	11,561	6.51
Total securities in wholly owned statutory business trusts	11,561	-	-	11,561	6.51
Other
Within 1 year	500	-	-	500	2.97
Total other	500	-	-	500	2.97
Total debt securities held-to-maturity	$97,662	$9,386	$1,938	$105,110	3.49%

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following table presents the aggregate amortized cost and fair value of debt securities held-to-maturity at December 31, 2020 by contractual maturity.

(In thousands)	Amortized cost	Fair value
Within 1 year	$3,990	$3,987
After 1 to 5 years	16,061	16,062
After 5 to 10 years	14,845	14,544
After 10 years	57,725	60,298
Total debt securities held-to-maturity	$92,621	$94,891

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019.

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

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at December 31, 2020 includes securities issued by municipalities of Puerto Rico that are generally not rated by a credit rating agency. This includes $35 million of general and special obligation bonds issued by three municipalities of Puerto Rico, which are payable primarily from certain property taxes imposed by the issuing municipality. In the case of general obligations, they also benefit from a pledge of the full faith, credit and unlimited taxing power of the issuing municipality, which is required by law to levy property taxes in an amount sufficient for the payment of debt service on such general obligation bonds. The Corporation performs periodic credit quality reviews of these securities and internally assigns standardized credit risk ratings based on its evaluation. The Corporation considers these ratings in its estimate to develop the allowance for credit losses associated with these securities. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 8.

The following presents the amortized cost basis of securities held by the Corporation issued by municipalities of Puerto Rico aggregated by the internally assigned standardized credit risk rating:

At December 31, 2020
(In thousands)	Securities issued by Puerto Rico municipalities
Watch	$35,315
Total	$35,315

The portfolio of “Obligations of Puerto Rico, States and political subdivisions” also includes $46 million in securities issued by the Puerto Rico Housing Finance Authority (“HFA”), a government instrumentality, for which the underlying source of payment is second mortgage loans in Puerto Rico residential properties (not the government), but for which HFA, provides a guarantee in the event of default and upon the satisfaction of certain other conditions. These securities are not rated by a credit rating agency. The Corporation assesses the credit risk associated with these securities by evaluating the refreshed FICO scores of a representative sample of the underlying borrowers. The average refreshed FICO score for the representative sample, comprised of 66% of the nominal value of the securities, used for the December 31, 2020 loss estimate was of 697. The loss estimates for this portfolio was based on the methodology established under CECL for similar loan obligations. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio.

A further deterioration of the Puerto Rico economy or of the fiscal health of the Government of Puerto Rico and/or its instrumentalities (including if any of the issuing municipalities become subject to a debt restructuring proceeding under PROMESA) could further affect the value of these securities, resulting in losses to the Corporation.

Refer to Note 23 for additional information on the Corporation’s exposure to the Puerto Rico Government.

Delinquency status

At December 31, 2020 there are no securities held-to-maturity in past due or non-performing status.

Allowance for credit losses on debt securities held-to-maturity

The following table provides the activity in the allowance for credit losses related to debt securities held-to-maturity by security type for the year ended December 31, 2020.

For the year ended December 31, 2020
(In thousands)	Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance, January 1, 2020	$-
Impact of adopting CECL	12,654
Provision for credit loss expense (reversal of provision)	(2,393)
Securities charged-off	-
Recoveries	-
Ending Balance	$10,261

The allowance for credit losses for the Obligations of Puerto Rico, States and political subdivisions, includes $1.4 million for securities issued by municipalities of Puerto Rico, and $8.9 million for bonds issued by the Puerto Rico HFA, which are secured by second mortgage loans on Puerto Rico residential properties.

Note 7 – Loans

For a summary of the accounting policies related to loans, interest recognition and allowance for credit losses refer to Note 2 - Summary of Significant Accounting Policies of this Form 10-K.

During the year ended December 31, 2020, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $1.3 billion including $160 million in PCD loans, consumer loans of $56 million and commercial loans of $26 million; compared to purchases (including repurchases) of mortgage loans of $423 million and consumer loans of $359 million including the acquisition of a credit card portfolio with an unpaid principal balance of $74 million, and commercial loans of $141 million, during the year ended December 31, 2019. During 2020, these mortgage loan repurchases included a bulk repurchase transaction of $688 million in GNMA loans, of which $684 million were included in the 90 days past due category. This included $324 million which were part of the Corporation’s ending portfolio balance at June 30, 2020, since due to the delinquency status of the loans the Corporation had the right but not the obligation to repurchase the assets and was required to recognize (rebook) these loans in accordance with U.S. GAAP. The bulk loan repurchases also included $120 million in loans from the FNMA and FHMLC servicing portfolio, subject to credit recourse which were considered PCD loans.

The Corporation performed whole-loan sales involving approximately $150 million of residential mortgage loans and $32 million of commercial loans during the year ended December 31, 2020 (December 31, 2019 - $64 million of residential mortgage and $114 million of commercial and construction loans). Also, during the year ended December 31, 2020, the Corporation securitized approximately $332 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities and $ 176 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities, compared to $347 million and $ 111 million, respectively, during the year ended December 31, 2019.

Delinquency status

The following table presents the amortized cost basis of loans held-in-portfolio (“HIP”), net of unearned income, by past due status, and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at December 31, 2020 and December 31, 2019.

December 31, 2020
Puerto Rico

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more[1]	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$796	$-	$505	$1,301	$150,979	$152,280	$505	$-
Commercial real estate:
Non-owner occupied	2,189	3,503	77,137	82,829	1,924,504	2,007,333	77,137	-
Owner occupied	8,270	1,218	92,001	101,489	1,497,406	1,598,895	92,001	-
Commercial and industrial	10,223	775	35,012	46,010	4,183,098	4,229,108	34,449	563
Construction	-	-	21,497	21,497	135,609	157,106	21,497	-
Mortgage	195,602	87,726	1,428,824	1,712,152	5,057,991	6,770,143	414,343	1,014,481	[2]
Leasing	9,141	1,427	3,441	14,009	1,183,652	1,197,661	3,441	-
Consumer:
Credit cards	6,550	4,619	12,798	23,967	895,968	919,935	-	12,798
Home equity lines of credit	184	-	48	232	3,947	4,179	-	48
Personal	11,255	8,097	26,387	45,739	1,232,008	1,277,747	26,387	-
Auto	53,186	12,696	15,736	81,618	3,050,610	3,132,228	15,736	-
Other	304	483	15,052	15,839	110,826	126,665	14,881	171
Total	$297,700	$120,544	$1,728,438	$2,146,682	$19,426,598	$21,573,280	$700,377	$1,028,061
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

[2]

It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These include $57 million in loans rebooked under the GNMA program at December 31, 2020, in which issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due.

December 31, 2020
Popular U.S.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$5,273	$-	$1,894	$7,167	$1,736,544	$1,743,711	$1,894	$-
Commercial real estate:
Non-owner occupied	924	3,640	669	5,233	1,988,577	1,993,810	669	-
Owner occupied	191	650	334	1,175	343,205	344,380	334	-
Commercial and industrial	1,112	65	1,580	2,757	1,534,006	1,536,763	1,580	-
Construction	21,312	-	7,560	28,872	732,787	761,659	7,560	-
Mortgage	33,422	15,464	14,864	63,750	1,056,787	1,120,537	14,864	-
Legacy	5	7	1,511	1,523	13,950	15,473	1,511	-
Consumer:
Credit cards	-	-	3	3	28	31	-	3
Home equity lines of credit	236	342	7,491	8,069	86,502	94,571	7,491	-
Personal	1,486	1,342	1,474	4,302	194,936	199,238	1,474	-
Other	-	-	20	20	1,723	1,743	20	-
Total	$63,961	$21,510	$37,400	$122,871	$7,689,045	$7,811,916	$37,397	$3

December 31, 2020
Popular, Inc.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more[3]	past due	Current	Loans HIP[4] [5]	loans	loans
Commercial multi-family	$6,069	$-	$2,399	$8,468	$1,887,523	$1,895,991	$2,399	$-
Commercial real estate:
Non-owner occupied	3,113	7,143	77,806	88,062	3,913,081	4,001,143	77,806	-
Owner occupied	8,461	1,868	92,335	102,664	1,840,611	1,943,275	92,335	-
Commercial and industrial	11,335	840	36,592	48,767	5,717,104	5,765,871	36,029	563
Construction	21,312	-	29,057	50,369	868,396	918,765	29,057	-
Mortgage[1]	229,024	103,190	1,443,688	1,775,902	6,114,778	7,890,680	429,207	1,014,481	[6]
Leasing	9,141	1,427	3,441	14,009	1,183,652	1,197,661	3,441	-
Legacy[2]	5	7	1,511	1,523	13,950	15,473	1,511	-
Consumer:
Credit cards	6,550	4,619	12,801	23,970	895,996	919,966	-	12,801
Home equity lines of credit	420	342	7,539	8,301	90,449	98,750	7,491	48
Personal	12,741	9,439	27,861	50,041	1,426,944	1,476,985	27,861	-
Auto	53,186	12,696	15,736	81,618	3,050,610	3,132,228	15,736	-
Other	304	483	15,072	15,859	112,549	128,408	14,901	171
Total	$361,661	$142,054	$1,765,838	$2,269,553	$27,115,643	$29,385,196	$737,774	$1,028,064
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

[4]	Loans held-in-portfolio are net of $ 203 million in unearned income and exclude $ 99 million in loans held-for-sale.
[5]

Includes $6.5 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.1 billion were pledged at the Federal Home Loan Bank ("FHLB") as collateral for borrowings and $2.4 billion at the Federal Reserve Bank ("FRB") for discount window borrowings.

[6]

It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These include loans rebooked, which were previously pooled into GNMA securities amounting to $57 million. Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked)on the financial statements of BPPR with an offsetting liability. Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative.

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

At December 31, 2020, mortgage loans held-in-portfolio include $2.1 billion (December 31, 2019 - $1.4 billion) of loans insured by the Federal Housing Administration (“FHA”), or guaranteed by the U.S. Department of Veterans Affairs (“VA”) of which $1.0 billion (December 31, 2019 - $441 million) are 90 days or more past due. These balances include $655 million in loans modified under a TDR (December 31, 2019 - $625 million), that are presented as accruing loans. The portfolio of U.S. guaranteed loans includes $329 million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of December 31, 2020 (December 31, 2019 - $213 million). The Corporation has approximately $60 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at December 31, 2020 (December 31, 2019 - $65 million).

Loans with a delinquency status of 90 days past due as of December 31, 2020 include $57 million in loans previously pooled into GNMA securities (December 31, 2019 - $103 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of BPPR with an offsetting liability. Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative.

The components of the net financing leases receivable at December 31, 2020 and 2019 were as follows:

(In thousands)	2020	2019
Total minimum lease payments	$957,367	$863,755
Estimated residual value of leased property (unguaranteed)	419,024	356,560
Deferred origination costs, net of fees	18,141	15,422
Less - Unearned financing income	196,788	176,121
Net minimum lease payments	1,197,744	1,059,616
Less - Allowance for credit losses	16,863	10,768
Net minimum lease payments, net of allowance for credit losses	$1,180,881	$1,048,848

At December 31, 2020, future minimum lease payments are expected to be received as follows:

(In thousands)
2021	$60,939
2022	90,701
2023	150,169
2024	212,591
2025 and thereafter	442,967
Total	$957,367

The following table presents the amortized cost basis of non-accrual loans as of December 31, 2020 by class of loans and the related interest income recognized on these loans:

December 31, 2020
	Puerto Rico			Popular U.S.			Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Interest income recognized	Non-accrual with no allowance	Non-accrual with allowance	Interest income recognized	Non-accrual with no allowance	Non-accrual with allowance	Interest income recognized
Commercial multi-family	$-	$505	$3	$-	$1,894	$1	$-	$2,399	$4
Commercial real estate non-owner occupied	35,968	41,169	276	-	669	4	35,968	41,838	280
Commercial real estate owner occupied	14,825	77,176	697	-	334	-	14,825	77,510	697
Commercial and industrial	1,148	33,301	148	-	1,580	-	1,148	34,881	148
Construction	-	21,497	-	-	7,560	78	-	29,057	78
Mortgage	141,737	272,606	1,843	517	14,347	27	142,254	286,953	1,870
Leasing	-	3,441	24	-	-	-	-	3,441	24
Legacy	-	-	-	-	1,511	-	-	1,511	-
Consumer:
HELOCs	-	-	-	-	7,491	-	-	7,491	-
Personal	9,265	17,122	234	-	1,474	-	9,265	18,596	234
Auto	-	15,736	185	-	-	-	-	15,736	185
Other	-	14,881	133	-	20	-	-	14,901	133
Total	$202,943	$497,434	$3,543	$517	$36,880	$110	$203,460	$534,314	$3,653

Loans in non-accrual status with no allowance include $203 million in collateral dependent loans.

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

The following table present the amortized cost basis of collateral-dependent loans by class of loans and type of collateral as of December 31, 2020:

	December 31, 2020
(In thousands)	Real Estate	Auto	Equipment	Taxi Medallions	Accounts Receivables	Other	Total
Puerto Rico
Commercial multi-family	$1,301	$-	$-	$-	$-	$-	$1,301
Commercial real estate:
Non-owner occupied	299,223	-	-	-	-	-	299,223
Owner occupied	79,769	-	-	-	-	-	79,769
Commercial and industrial	7,577	-	1,438	-	10,989	12,046	32,050
Construction	21,497	-	-	-	-	-	21,497
Mortgage	181,648	-	-	-	-	-	181,648
Consumer:
Personal	7,414	-	-	-	-	-	7,414
Auto	-	4	-	-	-	-	4
Total Puerto Rico	$598,429	$4	$1,438	$-	$10,989	$12,046	$622,906
Popular U.S.
Commercial multi-family	$1,755	$-	$-	$-	$-	$-	$1,755
Commercial and industrial	-	-	-	1,545	-	-	1,545
Construction	7,560	-	-	-	-	-	7,560
Mortgage	855	-	-	-	-	-	855
Total Popular U.S.	$10,170	$-	$-	$1,545	$-	$-	$11,715
Popular, Inc.
Commercial multi-family	$3,056	$-	$-	$-	$-	$-	$3,056
Commercial real estate:
Non-owner occupied	299,223	-	-	-	-	-	299,223
Owner occupied	79,769	-	-	-	-	-	79,769
Commercial and industrial	7,577	-	1,438	1,545	10,989	12,046	33,595
Construction	29,057	-	-	-	-	-	29,057
Mortgage	182,503	-	-	-	-	-	182,503
Consumer:
Personal	7,414	-	-	-	-	-	7,414
Auto	-	4	-	-	-	-	4
Total Popular, Inc.	$608,599	$4	$1,438	$1,545	$10,989	$12,046	$634,621

Purchased Credit Deteriorated Loans (PCD)

The Corporation has purchased loans during the year, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(In thousands)	December 31, 2020
Purchase price of loans at acquisition	$152,667
Allowance for credit losses at acquisition	7,512
Non-credit premium at acquisition	(6,542)
Par value of acquired loans at acquisition	$153,637

Loans acquired with deteriorated credit quality accounted for under ASC 310-30

The following provides information of loans acquired with evidence of credit deterioration as of the acquisition date, accounted for under the guidance of ASC 310-30 in 2019.

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

Changes in the carrying amount and the accretable yield for the loans accounted pursuant to the ASC Subtopic 310-30, for the year ended December 31, 2019, were as follows:

Carrying amount of acquired loans accounted for pursuant to ASC 310-30
(In thousands)	For the year ended December 31, 2019
Beginning balance	$1,883,556
Additions	39,492
Accretion	144,976
Collections / loan sales / charge-offs	(424,306)
Ending balance[1]	$1,643,718
Allowance for loan losses	(74,039)
Ending balance, net of ALLL	$1,569,679
[1]	At December 31, 2019, includes $1.2 billion of loans considered non-credit impaired at the acquisition date.

Activity in the accretable yield of acquired loans accounted for pursuant to ASC 310-30
(In thousands)	For the year ended December 31, 2019
Beginning balance	$1,092,504
Additions	23,556
Accretion	(144,976)
Change in expected cash flows	30,258
Ending balance[1]	$1,001,342
[1]	At December 31, 2019, includes $0.7 billion for loans considered non-credit impaired at the acquisition date.

Note 8 – Allowance for credit losses – loans held-in-portfolio

The Corporation follows the current expected credit loss (“CECL”) model, to establish and evaluate the adequacy of the allowance for credit losses (“ACL”) to provide for expected losses in the loan portfolio. This model establishes a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first acquired or originated. In addition, CECL provides that the initial ACL on purchased credit deteriorated (“PCD”) financial assets will be recorded as an increase to the purchase price, with subsequent changes to the allowance recorded as a credit loss expense. The provision for credit losses charged to current operations is based on this methodology. Loan losses are charged and recoveries are credited to the ACL. Refer to Note 2 - Summary of significant accounting policies, for a description of the Corporation’s methodology to estimate the ACL.

At December 31, 2020, the Corporation applied probability weights to the outcomes of simulations using Moody’s Analytics’ Baseline, S3 (pessimistic) and S1 (optimistic) scenarios. The Baseline scenario carried the highest weight. The remaining weights were assigned based on the evaluation of risks to the Baseline scenario. The S3 (pessimistic) scenario had the second highest probability given the uncertainties in the economic outlook and downside risk.

The following tables present the changes in the ACL of loans held-in-portfolio and unfunded commitments for the years ended December 31, 2020 and 2019.

For the year ended December 31, 2020
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$131,063	$574	$116,281	$10,768	$173,965	$432,651
Impact of adopting CECL	62,393	115	86,081	(713)	122,492	270,368
Provision	48,756	3,228	5,318	14,172	134,391	205,865
Initial allowance for credit losses - PCD Loans	-	-	7,512	-	-	7,512
Charge-offs	(27,731)	-	(30,080)	(10,447)	(170,023)	(238,281)
Recoveries	10,842	954	10,445	3,083	36,311	61,635
Ending balance - loans	$225,323	$4,871	$195,557	$16,863	$297,136	$739,750
Allowance for credit losses - unfunded commitments:
Beginning balance	$678	$294	$-	$-	$7,467	$8,439
Impact of adopting CECL	1,158	(185)	-	-	(7,467)	(6,494)
Provision (reversal of provision)	3,077	4,501	-	-	-	7,578
Ending balance - unfunded commitments [1]	$4,913	$4,610	$-	$-	$-	$9,523
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the year ended December 31, 2020
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$15,989	$4,204	$4,827	$630	$19,407	$45,057
Impact of adopting CECL	29,103	(2,986)	10,431	382	7,809	44,739
Provision	59,711	8,155	4,891	309	3,405	76,471
Charge-offs	(1,976)	(1,509)	(59)	(102)	(17,404)	(21,050)
Recoveries	4,119	1,220	69	174	5,701	11,283
Ending balance - loans	$106,946	$9,084	$20,159	$1,393	$18,918	$156,500
Allowance for credit losses - unfunded commitments:
Beginning balance	$152	$119	$-	$6	$1	$278
Impact of adopting CECL	453	584	-	(2)	(1)	1,034
Provision (reversal of provision)	1,148	3,765	-	(4)	106	5,015
Ending balance - unfunded commitments [1]	$1,753	$4,468	$-	$-	$106	$6,327
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the year ended December 31, 2020
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$147,052	$4,778	$121,108	$630	$10,768	$193,372	$477,708
Impact of adopting CECL	91,496	(2,871)	96,512	382	(713)	130,301	315,107
Provision	108,467	11,383	10,209	309	14,172	137,796	282,336
Initial allowance for credit losses - PCD Loans	-	-	7,512	-	-	-	7,512
Charge-offs	(29,707)	(1,509)	(30,139)	(102)	(10,447)	(187,427)	(259,331)
Recoveries	14,961	2,174	10,514	174	3,083	42,012	72,918
Ending balance - loans	$332,269	$13,955	$215,716	$1,393	$16,863	$316,054	$896,250
Allowance for credit losses - unfunded commitments:
Beginning balance	$830	$413	$-	$6	$-	$7,468	$8,717
Impact of adopting CECL	1,611	399	-	(2)	-	(7,468)	(5,460)
Provision (reversal of provision)	4,225	8,266	-	(4)	-	106	12,593
Ending balance - unfunded commitments [1]	$6,666	$9,078	$-	$-	$-	$106	$15,850
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the year ended December 31, 2019
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$207,214	$886	$142,978	$11,486	$144,594	$507,158
Provision (reversal of provision)	(41,440)	(3,417)	14,658	8,619	157,331	135,751
Charge-offs	(53,852)	(109)	(47,577)	(11,834)	(167,983)	(281,355)
Recoveries	19,141	3,214	6,222	2,497	40,023	71,097
Ending balance - loans	$131,063	$574	$116,281	$10,768	$173,965	$432,651
Specific ACL	$20,533	$6	$40,596	$61	$20,259	$81,455
General ACL	$110,530	$568	$75,685	$10,707	$153,706	$351,196
Allowance for credit losses - unfunded commitments:
Beginning balance	$742	$42	$-	$-	$7,199	$7,983
Provision (reversal of provision)	(64)	252	-	-	268	456
Ending balance - unfunded commitments [1]	$678	$294	$-	$-	$7,467	$8,439
Loans held-in-portfolio:
Impaired loans	$397,452	$119	$522,469	$507	$91,157	$1,011,704
Loans held-in-portfolio excluding impaired loans	6,863,678	137,351	5,644,279	1,059,000	5,464,220	19,168,528
Total loans held-in-portfolio	$7,261,130	$137,470	$6,166,748	$1,059,507	$5,555,377	$20,180,232
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the year ended December 31, 2019
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$31,901	$6,538	$4,434	$969	$18,348	$62,190
Provision (reversal of provision)	15,496	(127)	828	(1,738)	15,569	30,028
Charge-offs	(40,329)	(2,215)	(605)	105	(21,280)	(64,324)
Recoveries	8,921	8	170	1,294	6,770	17,163
Ending balance - loans	$15,989	$4,204	$4,827	$630	$19,407	$45,057
Specific ACL	$-	$-	$2,208	$-	$1,563	$3,771
General ACL	$15,989	$4,204	$2,619	$630	$17,844	$41,286
Allowance for credit losses - unfunded commitments:
Beginning balance	$132	$101	$-	$-	$-	$233
Provision (reversal of provision)	20	18	-	6	1	45
Ending balance - unfunded commitments [1]	$152	$119	$-	$6	$1	$278
Loans held-in-portfolio:
Impaired loans	$2,097	$-	$9,386	$-	$9,634	$21,117
Loans held-in-portfolio excluding impaired loans	5,049,524	693,622	1,007,398	22,105	432,875	7,205,524
Total loans held-in-portfolio	$5,051,621	$693,622	$1,016,784	$22,105	$442,509	$7,226,641
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the year ended December 31, 2019
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$239,115	$7,424	$147,412	$969	$11,486	$162,942	$569,348
Provision (reversal of provision)	(25,944)	(3,544)	15,486	(1,738)	8,619	172,900	165,779
Charge-offs	(94,181)	(2,324)	(48,182)	105	(11,834)	(189,263)	(345,679)
Recoveries	28,062	3,222	6,392	1,294	2,497	46,793	88,260
Ending balance - loans	$147,052	$4,778	$121,108	$630	$10,768	$193,372	$477,708
Specific ACL	$20,533	$6	$42,804	$-	$61	$21,822	$85,226
General ACL	$126,519	$4,772	$78,304	$630	$10,707	$171,550	$392,482
Allowance for credit losses - unfunded commitments:
Beginning balance	$874	$143	$-	$-	$-	$7,199	$8,216
Provision (reversal of provision)	(44)	270	-	6	-	269	501
Ending balance - unfunded commitments [1]	$830	$413	$-	$6	$-	$7,468	$8,717
Loans held-in-portfolio:
Impaired loans	$399,549	$119	$531,855	$-	$507	$100,791	$1,032,821
Loans held-in-portfolio excluding impaired loans	11,913,202	830,973	6,651,677	22,105	1,059,000	5,897,095	26,374,052
Total loans held-in-portfolio	$12,312,751	$831,092	$7,183,532	$22,105	$1,059,507	$5,997,886	$27,406,873
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

The following table provides the activity in the allowance for credit losses related to loans accounted for pursuant to ASC Subtopic 310-30.

ASC 310-30
(In thousands)	For the year ended December 31, 2019
Balance at beginning of period	$122,135
Provision	1,119
Net charge-offs	(49,215)
Balance at end of period	$74,039

Modifications

A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to troubled debt restructurings (“TDRs”), refer to the Summary of Significant Accounting Policies included in Note 2 to these Consolidated Financial Statements.

The outstanding balance of loans classified as TDRs amounted to $ 1.7 billion at December 31, 2020 (December 31, 2019 - $ 1.6 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs amounted to $14 million related to the commercial loan portfolio at December 31, 2020 (December 31, 2019 - $14 million).

In response to the COVID-19 pandemic, the Corporation has entered into loan modifications with eligible customers in mortgage, personal loans, credit cards, auto loans and leases and certain commercial credit facilities, comprised mainly of payment deferrals of up to six months, subject to certain terms and conditions. These loan modifications do not affect the asset quality measures as the deferred payments are not deemed to be delinquent and the Corporation continues to accrue interest on these loans. The Puerto Rico Legislative Assembly enacted legislation in April 2020 that required financial institutions to offer through June 2020 moratoriums on consumer financial products to clients impacted by the COVID-19 pandemic and extended relief with respect to mortgage products through August 2020. Additionally, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed by the President of the United States as part of an economic stimulus package, provides relief related to U.S. GAAP requirements for loan modifications related to COVID-19 relief measures. This relief was subsequently extended until the earlier of January 1, 2022 or 60 days after the national COVID-19 emergency ends. In addition, the Federal Reserve, along with other U.S. banking regulators, also issued interagency guidance to financial institutions that offers some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. According to the interagency guidance,

COVID-19 related short-term modifications (i.e., six months or less) granted to consumer or commercial loans that were current as of the date of the loan modification are not TDRs, since the lender can conclude that the borrower is current on their loan and thus not experiencing financial difficulties and furthermore the period of the deferral granted does not represent a more than insignificant concession on the part of the lender. In addition, a modification or deferral program that is mandated by the federal government or a state government (e.g., a state program that requires all institutions within that state to suspend mortgage payments for a specified period) does not represent a TDR.

The Corporation implemented a relief program to work with customers affected by the COVID-19 pandemic in March 2020. As of December 31, 2020, the Corporation had granted loan payment moratoriums under the program to 127,117 eligible retail customers with an aggregate book value of $4.4 billion, and to 5,099 eligible commercial clients with an aggregate book value of $3.9 billion. In addition, certain participating clients impacted by the seismic activity in the Southern region of the island also benefitted from other loan payment moratoriums offered by the Corporation since mid-January 2020. As of December 31, 2020, 127,857 loans in the COVID-19 relief program with an aggregate book value of $7.8 billion had already completed their payment moratorium period, while 4,359 loans with an aggregate book value of $0.5 billion are still under the moratorium. Out of the approximately $8.3 billion in loans modified under this program, approximately $35 million have been classified as TDRs. In making this determination, the Corporation considered the criteria of whether the borrower was in financial difficulty at the time of the deferral and whether the deferral period was more than insignificant, as discussed above.

At December 31, 2020, 97% of COVID-19 payment deferrals had expired. After excluding government guaranteed loans, 115,079 of remaining loans, or 94%, with an aggregate book value of $6.9 billion were current on their payments as of December 31, 2020. Loans considered current exclude those loans for which the COVID-19 related modification has expired but have subsequently been subject to other loss mitigation alternatives. The Corporation will continue to monitor and assess the post-moratorium payment behavior of these borrowers to recognize any deterioration in these loans, and potential loss exposure, in a timely manner.

The following table presents the outstanding balance of loans classified as TDRs according to their accruing status and the related allowance at December 31, 2020 and 2019.

	December 31, 2020				December 31, 2019
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Loans held-in-portfolio:
Commercial	$259,246	$103,551	$362,797	$15,236	$237,861	$111,587	$349,448	$16,443
Construction	-	21,497	21,497	4,397	-	119	119	6
Mortgage[1]	1,060,193	135,772	1,195,965	71,018	1,013,561	126,036	1,139,597	42,012
Leases	392	218	610	150	264	243	507	61
Consumer	74,707	12,792	87,499	22,508	82,205	15,808	98,013	21,404
Loans held-in-portfolio	$1,394,538	$273,830	$1,668,368	$113,309	$1,333,891	$253,793	$1,587,684	$79,926
[1] At December 31, 2020, accruing mortgage loan TDRs include $655 million guaranteed by U.S. sponsored entities at BPPR, compared to $625 million at December 31, 2019.

The following tables present the loan count by type of modification for those loans modified in a TDR during the years ended December 31, 2020 and 2019. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

For the year ended December 31, 2020
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	2	-	-
Commercial real estate non-owner occupied	2	10	-	1
Commercial real estate owner occupied	-	37	-	-
Commercial and industrial	3	50	-	-
Construction	-	1	-	-
Mortgage	3	68	331	411
Leasing	-	-	5	17
Consumer:
Credit cards	659	-	-	93
HELOCs	-	2	1	-
Personal	355	5	1	1
Auto	-	2	2	38
Other	3	-	-	-
Total	1,025	177	340	561

For the year ended December 31, 2019
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	3	-	-
Commercial real estate non-owner occupied	-	13	-	-
Commercial real estate owner occupied	1	29	-	-
Commercial and industrial	2	67	-	-
Mortgage	37	130	672	6
Leasing	-	1	2	-
Consumer:
Credit cards	515	-	2	189
HELOCs	-	16	12	-
Personal	668	4	-	3
Auto	-	6	2	-
Other	31	-	-	-
Total	1,254	269	690	198

The following tables present, by class, quantitative information related to loans modified as TDRs during the years ended December 31, 2020 and 2019.

Popular, Inc.
For the year ended December 31, 2020
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for credit losses as a result of modification
Commercial multi-family	2	$1,133	$1,115	$(18)
Commercial real estate non-owner occupied	13	25,217	22,065	(969)
Commercial real estate owner occupied	37	10,955	10,914	137
Commercial and industrial	53	3,140	3,178	34
Construction	1	21,514	21,514	4,370
Mortgage	813	102,559	85,394	6,875
Leasing	22	720	732	65
Consumer:
Credit cards	752	7,048	7,097	286
HELOCs	3	510	396	33
Personal	362	6,194	6,188	1,043
Auto	42	836	838	131
Other	3	25	25	6
Total	2,103	$179,851	$159,456	$11,993

Popular, Inc.
For the year ended December 31, 2019
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for credit losses as a result of modification
Commercial multi-family	3	$346	$295	$(40)
Commercial real estate non-owner occupied	13	58,142	58,116	2,811
Commercial real estate owner occupied	30	7,533	7,249	81
Commercial and industrial	69	14,991	15,435	1,368
Mortgage	845	83,833	77,308	2,814
Leasing	3	264	266	7
Consumer:
Credit cards	706	5,702	5,867	554
HELOCs	28	2,725	2,423	364
Personal	675	10,831	10,835	3,023
Auto	8	121	128	21
Other	31	206	206	30
Total	2,411	$184,694	$178,128	$11,033

During the year ended December 31, 2020, ten loans with an aggregate unpaid principal balance of $ 35.1 million were restructured into multiple notes (“Note A / B split”), of which a discounted payoff for one loan with an aggregate unpaid principal balance of $1.7 million was completed after the restructuring, compared to four loans with an aggregate unpaid principal balance of $9.1 million during the year ended December 31, 2019. The Corporation recorded $0.3 million in charge-offs as part of Note A / B restructurings during 2020, compared to $0 million in charge-offs during 2019. The recorded investment on these commercial TDRs amounted to approximately $32.9 million at December 31, 2020, compared to $9.0 million at December 31, 2019. These loans were restructured after analyzing the borrowers’ capacity to repay the debt, collateral and ability to perform under the modified terms.

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

Defaulted during the year ended December 31, 2020
(Dollars in thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$1,700
Commercial real estate owner occupied	6	933
Commercial and industrial	4	141
Construction	1	21,497
Mortgage	249	26,925
Consumer:
Credit cards	317	2,560
Personal	99	1,660
Other	2	1
Total	679	$55,417
Defaulted during the year ended December 31, 2019
(Dollars in thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$47
Commercial real estate owner occupied	3	495
Commercial and industrial	9	7,281
Mortgage	63	4,424
Leasing	1	22
Consumer:
Credit cards	302	2,808
HELOCs	1	135
Personal	197	5,640
Auto	2	24
Other	3	8
Total	582	$20,884

Commercial, consumer and mortgage loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the allowance for credit losses may be increased or partial charge-offs may be taken to further write-down the carrying value of the loan.

Credit Quality

The Corporation has defined a risk rating system to assign a rating to all credit exposures, particularly for the commercial and construction loan portfolios. Risk ratings in the aggregate provide the Corporation’s management the asset quality profile for the loan portfolio. The risk rating system provides for the assignment of ratings at the obligor level based on the financial condition of the borrower. The risk rating analysis process is performed at least once a year or more frequently if events or conditions change which may deteriorate the credit quality. In the case of consumer and mortgage loans, these loans are classified considering their delinquency status at the end of the reporting period.

The Corporation’s obligor risk rating scales range from rating 1 (Excellent) to rating 14 (Loss). The obligor risk rating reflects the risk of payment default of a borrower in the ordinary course of business.

Pass Credit Classifications:

Pass (Scales 1 through 8) – Loans classified as pass have a well defined primary source of repayment, with no apparent risk, strong financial position, minimal operating risk, profitability, liquidity and strong capitalization.

Watch (Scale 9) – Loans classified as watch have acceptable business credit, but borrower’s operations, cash flow or financial condition evidence more than average risk, requires above average levels of supervision and attention from Loan Officers.

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

The following table presents the amortized cost basis, net of unearned income, of loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at December 31, 2020 by vintage year.

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Puerto Rico
Commercial:
Commercial multi-family
Watch	$-	$-	$-	$-	$-	$460	$-	$-	$460
Special mention	-	-	-	-	-	4,160	-	-	4,160
Substandard	-	-	-	-	-	400	100	-	500
Pass	5,216	36,433	26,051	2,106	2,563	74,791	-	-	147,160
Total commercial multi-family	$5,216	$36,433	$26,051	$2,106	$2,563	$79,811	$100	$-	$152,280

Commercial real estate non-owner occupied
Watch	$160,960	$73,561	$27,592	$40,654	$33,277	$197,912	$2,100	$-	$536,056
Special Mention	-	26,331	124,560	29,711	19,895	62,839	836	-	264,172
Substandard	43,399	74,303	26,799	4,932	29,974	130,218	95	-	309,720
Pass	88,324	53,385	39,814	60,585	124,643	527,282	3,352	-	897,385
Total commercial real estate non-owner occupied	$292,683	$227,580	$218,765	$135,882	$207,789	$918,251	$6,383	$-	$2,007,333

Commercial real estate owner occupied
Watch	$96,046	$10,319	$14,412	$9,760	$9,584	$146,445	$2,627	$-	$289,193
Special Mention	850	6,638	249	6,571	282	172,078	-	-	186,668
Substandard	1,774	2,181	37,686	1,878	27,094	145,193	-	-	215,806
Doubtful	-	-	-	-	-	1,714	-	-	1,714
Pass	204,840	54,274	31,917	57,854	128,392	417,376	10,861	-	905,514
Total commercial real estate owner occupied	$303,510	$73,412	$84,264	$76,063	$165,352	$882,806	$13,488	$-	$1,598,895
Commercial and industrial
Watch	$131,556	$77,821	$182,776	$40,318	$63,968	$267,856	$243,335	$-	$1,007,630
Special Mention	28,310	10,297	19,220	45,861	910	28,507	86,263	-	219,368
Substandard	32,941	2,180	26,921	26,769	1,824	55,220	49,036	-	194,891
Doubtful	-	67	-	1	-	54	1	-	123
Loss	-	-	-	-	-	-	13	-	13
Pass	1,181,399	492,778	119,709	168,174	105,442	218,716	520,865	-	2,807,083
Total commercial and industrial	$1,374,206	$583,143	$348,626	$281,123	$172,144	$570,353	$899,513	$-	$4,229,108

Construction
Watch	$-	$105	$4,895	$-	$-	$-	$960	$-	$5,960
Substandard	-	-	-	21,497	-	-	-	-	21,497
Pass	15,723	22,408	3,423	63,582	-	-	24,513	-	129,649
Total construction	$15,723	$22,513	$8,318	$85,079	$-	$-	$25,473	$-	$157,106

Mortgage
Substandard	$754	$903	$1,172	$3,129	$4,374	$159,359	$-	$-	$169,691
Pass	263,473	224,390	177,537	212,650	225,824	5,496,578	-	-	6,600,452
Total mortgage	$264,227	$225,293	$178,709	$215,779	$230,198	$5,655,937	$-	$-	$6,770,143

Leasing
Substandard	$200	$822	$748	$913	$617	$136	$-	$-	$3,436
Pass	480,964	315,022	209,340	109,708	63,955	15,236	-	-	1,194,225
Total leasing	$481,164	$315,844	$210,088	$110,621	$64,572	$15,372	$-	$-	$1,197,661

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Puerto Rico
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$12,798	$-	$12,798
Pass	-	-	-	-	-	-	907,137	-	907,137
Total credit cards	$-	$-	$-	$-	$-	$-	$919,935	$-	$919,935

HELOCs
Pass	$-	$-	$-	$-	$-	$540	$3,639	$-	$4,179
Total HELOCs	$-	$-	$-	$-	$-	$540	$3,639	$-	$4,179

Personal
Substandard	$1,288	$4,782	$1,741	$1,022	$971	$18,647	$152	$1,545	$30,148
Pass	323,170	413,973	168,142	99,768	57,319	137,693	2,144	45,390	1,247,599
Total Personal	$324,458	$418,755	$169,883	$100,790	$58,290	$156,340	$2,296	$46,935	$1,277,747

Auto
Substandard	$1,975	$6,029	$3,612	$1,760	$1,369	$990	$-	$-	$15,735
Pass	1,064,082	881,343	628,657	299,677	168,157	74,577	-	-	3,116,493
Total Auto	$1,066,057	$887,372	$632,269	$301,437	$169,526	$75,567	$-	$-	$3,132,228

Other consumer
Substandard	$-	$16	$1,376	$240	$174	$13,075	$-	$-	$14,881
Pass	16,912	15,698	13,158	4,966	2,828	3,785	54,437	-	111,784
Total Other consumer	$16,912	$15,714	$14,534	$5,206	$3,002	$16,860	$54,437	$-	$126,665
Total Puerto Rico	$4,144,156	$2,806,059	$1,891,507	$1,314,086	$1,073,436	$8,371,837	$1,925,264	$46,935	$21,573,280

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular U.S.
Commercial:
Commercial multi-family
Watch	$1,643	$16,787	$39,980	$39,713	$52,989	$61,369	$-	$-	$212,481
Special mention	3,122	30,708	4,380	19,593	37,745	20,463	-	-	116,011
Substandard	-	17,376	21,771	1,755	20,085	6,247	-	-	67,234
Pass	326,008	289,652	163,812	100,555	132,400	332,709	2,849	-	1,347,985
Total commercial multi-family	$330,773	$354,523	$229,943	$161,616	$243,219	$420,788	$2,849	$-	$1,743,711

Commercial real estate non-owner occupied
Watch	$10,057	$23,877	$76,629	$56,112	$49,166	$62,766	$1,055	$-	$279,662
Special Mention	-	4,760	15,304	14,623	70,224	20,028	350	-	125,289
Substandard	771	18,642	36,495	11,007	40,528	28,984	-	-	136,427
Pass	397,686	231,904	224,256	236,008	142,432	214,495	5,651	-	1,452,432
Total commercial real estate non-owner occupied	$408,514	$279,183	$352,684	$317,750	$302,350	$326,273	$7,056	$-	$1,993,810

Commercial real estate owner occupied
Watch	$393	$8,266	$7,941	$4,060	$16,689	$16,108	$4,222	$-	$57,679
Special Mention	-	-	192	-	-	1,467	-	-	1,659
Substandard	-	1,152	2,361	-	1,348	20,305	-	-	25,166
Pass	48,684	47,484	47,451	28,761	18,296	68,739	461	-	259,876
Total commercial real estate owner occupied	$49,077	$56,902	$57,945	$32,821	$36,333	$106,619	$4,683	$-	$344,380
Commercial and industrial
Watch	$16,126	$1,973	$30	$3,621	$1,196	$7,557	$3,972	$-	$34,475
Special Mention	14,056	-	-	1,634	4,807	4,577	1,637	-	26,711
Substandard	2,029	6,568	-	-	-	2,232	2,394	-	13,223
Pass	410,265	196,958	198,249	132,993	123,762	298,877	101,250	-	1,462,354
Total commercial and industrial	$442,476	$205,499	$198,279	$138,248	$129,765	$313,243	$109,253	$-	$1,536,763

Construction
Watch	$8,451	$-	$-	$37,015	$-	$-	$-	$-	$45,466
Special Mention	-	-	-	3,089	-	30,083	-	-	33,172
Substandard	-	-	20,655	9,372	7,560	-	-	-	37,587
Pass	79,489	288,865	168,411	99,814	8,392	463	-	-	645,434
Total construction	$87,940	$288,865	$189,066	$149,290	$15,952	$30,546	$-	$-	$761,659

Mortgage
Substandard	$29	$-	$1,221	$-	$328	$13,287	$-	$-	$14,865
Pass	356,839	275,289	103,160	9,337	9,530	351,517	-	-	1,105,672
Total mortgage	$356,868	$275,289	$104,381	$9,337	$9,858	$364,804	$-	$-	$1,120,537

Legacy
Watch	$-	$-	$-	$-	$-	$2,996	$-	$-	$2,996
Special Mention	-	-	-	-	-	179	-	-	179
Substandard	-	-	-	-	-	3,748	-	-	3,748
Pass	84	-	-	-	-	7,347	1,119	-	8,550
Total legacy	$84	$-	$-	$-	$-	$14,270	$1,119	$-	$15,473

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular U.S.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$31	$-	$31
Total credit cards	$-	$-	$-	$-	$-	$-	$31	$-	$31

HELOCs
Substandard	$-	$-	$-	$-	$-	$112	$-	$357	$469
Loss	-	-	-	-	-	156	-	6,867	7,023
Pass	-	-	-	-	-	11,907	39,366	35,806	87,079
Total HELOCs	$-	$-	$-	$-	$-	$12,175	$39,366	$43,030	$94,571

Personal
Substandard	$83	$784	$165	$74	$18	$6	$-	$-	$1,130
Loss	-	17	63	12	6	244	2	-	344
Pass	40,539	109,606	27,693	9,623	1,855	8,256	192	-	197,764
Total Personal	$40,622	$110,407	$27,921	$9,709	$1,879	$8,506	$194	$-	$199,238

Other consumer
Substandard	$-	-	-	-	-	-	20	-	20
Pass	$-	$-	$-	$-	$-	$-	$1,723	$-	$1,723
Total Other consumer	$-	$-	$-	$-	$-	$-	$1,743	$-	$1,743
Total Popular U.S.	$1,716,354	$1,570,668	$1,160,219	$818,771	$739,356	$1,597,224	$166,294	$43,030	$7,811,916

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch	$1,643	$16,787	$39,980	$39,713	$52,989	$61,829	$-	$-	$212,941
Special mention	3,122	30,708	4,380	19,593	37,745	24,623	-	-	120,171
Substandard	-	17,376	21,771	1,755	20,085	6,647	100	-	67,734
Pass	331,224	326,085	189,863	102,661	134,963	407,500	2,849	-	1,495,145
Total commercial multi-family	$335,989	$390,956	$255,994	$163,722	$245,782	$500,599	$2,949	$-	$1,895,991

Commercial real estate non-owner occupied
Watch	$171,017	$97,438	$104,221	$96,766	$82,443	$260,678	$3,155	$-	$815,718
Special Mention	-	31,091	139,864	44,334	90,119	82,867	1,186	-	389,461
Substandard	44,170	92,945	63,294	15,939	70,502	159,202	95	-	446,147
Pass	486,010	285,289	264,070	296,593	267,075	741,777	9,003	-	2,349,817
Total commercial real estate non-owner occupied	$701,197	$506,763	$571,449	$453,632	$510,139	$1,244,524	$13,439	$-	$4,001,143

Commercial real estate owner occupied
Watch	$96,439	$18,585	$22,353	$13,820	$26,273	$162,553	$6,849	$-	$346,872
Special Mention	850	6,638	441	6,571	282	173,545	-	-	188,327
Substandard	1,774	3,333	40,047	1,878	28,442	165,498	-	-	240,972
Doubtful	-	-	-	-	-	1,714	-	-	1,714
Pass	253,524	101,758	79,368	86,615	146,688	486,115	11,322	-	1,165,390
Total commercial real estate owner occupied	$352,587	$130,314	$142,209	$108,884	$201,685	$989,425	$18,171	$-	$1,943,275

Commercial and industrial
Watch	$147,682	$79,794	$182,806	$43,939	$65,164	$275,413	$247,307	$-	$1,042,105
Special Mention	42,366	10,297	19,220	47,495	5,717	33,084	87,900	-	246,079
Substandard	34,970	8,748	26,921	26,769	1,824	57,452	51,430	-	208,114
Doubtful	-	67	-	1	-	54	1	-	123
Loss	-	-	-	-	-	-	13	-	13
Pass	1,591,664	689,736	317,958	301,167	229,204	517,593	622,115	-	4,269,437
Total commercial and industrial	$1,816,682	$788,642	$546,905	$419,371	$301,909	$883,596	$1,008,766	$-	$5,765,871

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.

Construction
Watch	$8,451	$105	$4,895	$37,015	$-	$-	$960	$-	$51,426
Special Mention	-	-	-	3,089	-	30,083	-	-	33,172
Substandard	-	-	20,655	30,869	7,560	-	-	-	59,084
Pass	95,212	311,273	171,834	163,396	8,392	463	24,513	-	775,083
Total construction	$103,663	$311,378	$197,384	$234,369	$15,952	$30,546	$25,473	$-	$918,765

Mortgage
Substandard	$783	$903	$2,393	$3,129	$4,702	$172,646	$-	$-	$184,556
Pass	620,312	499,679	280,697	221,987	235,354	5,848,095	-	-	7,706,124
Total mortgage	$621,095	$500,582	$283,090	$225,116	$240,056	$6,020,741	$-	$-	$7,890,680

Legacy
Watch	$-	$-	$-	$-	$-	$2,996	$-	$-	$2,996
Special Mention	-	-	-	-	-	179	-	-	179
Substandard	-	-	-	-	-	3,748	-	-	3,748
Pass	84	-	-	-	-	7,347	1,119	-	8,550
Total legacy	$84	$-	$-	$-	$-	$14,270	$1,119	$-	$15,473

Leasing
Substandard	$200	$822	$748	$913	$617	$136	$-	$-	$3,436
Pass	480,964	315,022	209,340	109,708	63,955	15,236	-	-	1,194,225
Total leasing	$481,164	$315,844	$210,088	$110,621	$64,572	$15,372	$-	$-	$1,197,661

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$12,798	$-	$12,798
Pass	-	-	-	-	-	-	907,168	-	907,168
Total credit cards	$-	$-	$-	$-	$-	$-	$919,966	$-	$919,966

HELOCs
Substandard	$-	$-	$-	$-	$-	$112	$-	$357	$469
Loss	-	-	-	-	-	156	-	6,867	7,023
Pass	-	-	-	-	-	12,447	43,005	35,806	91,258
Total HELOCs	$-	$-	$-	$-	$-	$12,715	$43,005	$43,030	$98,750

Personal
Substandard	$1,371	$5,566	$1,906	$1,096	$989	$18,653	$152	$1,545	$31,278
Loss	-	17	63	12	6	244	2	-	344
Pass	363,709	523,579	195,835	109,391	59,174	145,949	2,336	45,390	1,445,363
Total Personal	$365,080	$529,162	$197,804	$110,499	$60,169	$164,846	$2,490	$46,935	$1,476,985

Auto
Substandard	$1,975	$6,029	$3,612	$1,760	$1,369	$990	$-	$-	$15,735
Pass	1,064,082	881,343	628,657	299,677	168,157	74,577	-	-	3,116,493
Total Auto	$1,066,057	$887,372	$632,269	$301,437	$169,526	$75,567	$-	$-	$3,132,228

Other consumer
Substandard	$-	$16	$1,376	$240	$174	$13,075	$20	$-	$14,901
Pass	16,912	15,698	13,158	4,966	2,828	3,785	56,160	-	113,507
Total Other consumer	$16,912	$15,714	$14,534	$5,206	$3,002	$16,860	$56,180	$-	$128,408
Total Popular Inc.	$5,860,510	$4,376,727	$3,051,726	$2,132,857	$1,812,792	$9,969,061	$2,091,558	$89,965	$29,385,196

The following table presents the outstanding balance, net of unearned income, of loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at December 31, 2019.

December 31, 2019
		Special
(In thousands)	Watch	Mention	Substandard	Doubtful	Loss	Sub-total	Pass	Total
Puerto Rico
Commercial multi-family	$1,341	$3,870	$1,793	$-	$-	$7,004	$140,845	$147,849
Commercial real estate non-owner occupied	492,357	166,810	239,448	3,290	-	901,905	1,206,313	2,108,218
Commercial real estate owner occupied	192,895	184,678	183,377	1,629	-	562,579	1,023,750	1,586,329
Commercial and industrial	592,861	170,183	130,872	148	16	894,080	2,524,654	3,418,734
Total Commercial	1,279,454	525,541	555,490	5,067	16	2,365,568	4,895,562	7,261,130
Construction	340	649	20,771	-	-	21,760	115,710	137,470
Mortgage	2,187	2,218	127,621	-	-	132,026	6,034,722	6,166,748
Leasing	-	-	3,590	-	68	3,658	1,055,849	1,059,507
Consumer:
Credit cards	-	-	19,461	-	-	19,461	1,104,339	1,123,800
HELOCs	-	-	-	-	-	-	5,038	5,038
Personal	77	-	19,558	-	-	19,635	1,348,515	1,368,150
Auto	-	-	30,775	-	372	31,147	2,886,375	2,917,522
Other	459	11	15,020	-	53	15,543	125,324	140,867
Total Consumer	536	11	84,814	-	425	85,786	5,469,591	5,555,377
Total Puerto Rico	$1,282,517	$528,419	$792,286	$5,067	$509	$2,608,798	$17,571,434	$20,180,232
Popular U.S.
Commercial multi-family	$48,359	$13,827	$8,433	$-	$-	$70,619	$1,576,691	$1,647,310
Commercial real estate non-owner occupied	80,608	24,383	100,658	-	-	205,649	1,664,647	1,870,296
Commercial real estate owner occupied	27,298	5,709	13,826	-	-	46,833	292,302	339,135
Commercial and industrial	25,679	1,460	20,386	-	-	47,525	1,147,355	1,194,880
Total Commercial	181,944	45,379	143,303	-	-	370,626	4,680,995	5,051,621
Construction	46,644	17,291	44,798	-	-	108,733	584,889	693,622
Mortgage	-	-	11,091	-	-	11,091	1,005,693	1,016,784
Legacy	388	202	1,528	-	-	2,118	19,987	22,105
Consumer:
Credit cards	-	-	-	-	-	-	36	36
HELOCs	-	-	2,024	-	7,930	9,954	107,389	117,343
Personal	-	-	1,664	-	403	2,067	322,373	324,440
Other	-	-	-	-	-	-	690	690
Total Consumer	-	-	3,688	-	8,333	12,021	430,488	442,509
Total Popular U.S.	$228,976	$62,872	$204,408	$-	$8,333	$504,589	$6,722,052	$7,226,641
Popular, Inc.
Commercial multi-family	$49,700	$17,697	$10,226	$-	$-	$77,623	$1,717,536	$1,795,159
Commercial real estate non-owner occupied	572,965	191,193	340,106	3,290	-	1,107,554	2,870,960	3,978,514
Commercial real estate owner occupied	220,193	190,387	197,203	1,629	-	609,412	1,316,052	1,925,464
Commercial and industrial	618,540	171,643	151,258	148	16	941,605	3,672,009	4,613,614
Total Commercial	1,461,398	570,920	698,793	5,067	16	2,736,194	9,576,557	12,312,751
Construction	46,984	17,940	65,569	-	-	130,493	700,599	831,092
Mortgage	2,187	2,218	138,712	-	-	143,117	7,040,415	7,183,532
Legacy	388	202	1,528	-	-	2,118	19,987	22,105
Leasing	-	-	3,590	-	68	3,658	1,055,849	1,059,507
Consumer:
Credit cards	-	-	19,461	-	-	19,461	1,104,375	1,123,836
HELOCs	-	-	2,024	-	7,930	9,954	112,427	122,381
Personal	77	-	21,222	-	403	21,702	1,670,888	1,692,590
Auto	-	-	30,775	-	372	31,147	2,886,375	2,917,522
Other	459	11	15,020	-	53	15,543	126,014	141,557
Total Consumer	536	11	88,502	-	8,758	97,807	5,900,079	5,997,886
Total Popular, Inc.	$1,511,493	$591,291	$996,694	$5,067	$8,842	$3,113,387	$24,293,486	$27,406,873

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

For changes in the allowance for credit losses, loan ending balances and whether such loans and the allowance pertained to loans individually or collectively evaluated for impairment for the year ended December 31, 2019, refer to the allowance activity section of this note.

Impaired loans

The following tables present loans individually evaluated for impairment at December 31, 2019.

December 31, 2019
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$1,196	$1,229	$4	$1,017	$1,247	$2,213	$2,476	$4
Commercial real estate non-owner occupied	44,975	45,803	12,281	149,587	173,124	194,562	218,927	12,281
Commercial real estate owner occupied	105,841	122,814	5,077	26,365	58,540	132,206	181,354	5,077
Commercial and industrial	43,640	47,611	3,171	24,831	44,255	68,471	91,866	3,171
Construction	119	119	6	-	-	119	119	6
Mortgage	420,949	479,936	40,596	101,520	134,331	522,469	614,267	40,596
Leasing	507	507	61	-	-	507	507	61
Consumer:
Credit cards	24,475	24,475	2,957	-	-	24,475	24,475	2,957
Personal	65,521	65,521	17,142	-	-	65,521	65,521	17,142
Auto	310	310	51	-	-	310	310	51
Other	851	851	109	-	-	851	851	109
Total Puerto Rico	$708,384	$789,176	$81,455	$303,320	$411,497	$1,011,704	$1,200,673	$81,455

December 31, 2019
Popular U.S.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$-	$-	$-	$2,097	$2,539	$2,097	$2,539	$-
Mortgage	6,906	7,257	2,208	2,480	2,844	9,386	10,101	2,208
Consumer:
HELOCs	6,691	6,691	1,560	2,829	3,087	9,520	9,778	1,560
Personal	26	26	3	88	88	114	114	3
Total Popular U.S.	$13,623	$13,974	$3,771	$7,494	$8,558	$21,117	$22,532	$3,771

December 31, 2019
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$1,196	$1,229	$4	$3,114	$3,786	$4,310	$5,015	$4
Commercial real estate non-owner occupied	44,975	45,803	12,281	149,587	173,124	194,562	218,927	12,281
Commercial real estate owner occupied	105,841	122,814	5,077	26,365	58,540	132,206	181,354	5,077
Commercial and industrial	43,640	47,611	3,171	24,831	44,255	68,471	91,866	3,171
Construction	119	119	6	-	-	119	119	6
Mortgage	427,855	487,193	42,804	104,000	137,175	531,855	624,368	42,804
Leasing	507	507	61	-	-	507	507	61
Consumer:
Credit cards	24,475	24,475	2,957	-	-	24,475	24,475	2,957
HELOCs	6,691	6,691	1,560	2,829	3,087	9,520	9,778	1,560
Personal	65,547	65,547	17,145	88	88	65,635	65,635	17,145
Auto	310	310	51	-	-	310	310	51
Other	851	851	109	-	-	851	851	109
Total Popular, Inc.	$722,007	$803,150	$85,226	$310,814	$420,055	$1,032,821	$1,223,205	$85,226

The following table presents the average recorded investment and interest income recognized on impaired loans for the year ended December 31, 2019.

For the year ended December 31, 2019
	Puerto Rico		Popular U.S.		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$1,470	$50	$1,343	$-	$2,813	$50
Commercial real estate non-owner occupied	183,233	5,742	-	-	183,233	5,742
Commercial real estate owner occupied	137,710	6,528	626	-	138,336	6,528
Commercial and industrial	71,828	4,097	-	-	71,828	4,097
Construction	1,151	25	9,248	-	10,399	25
Mortgage	518,487	16,810	9,416	153	527,903	16,963
Leasing	823	-	-	-	823	-
Consumer:
Credit cards	26,775	-	-	-	26,775	-
HELOCs	-	-	8,988	-	8,988	-
Personal	69,664	282	380	-	70,044	282
Auto	823	-	-	-	823	-
Other	1,044	-	-	-	1,044	-
Total Popular, Inc.	$1,013,008	$33,534	$30,001	$153	$1,043,009	$33,687

Note 9 – Mortgage banking activities

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

The following table presents the components of mortgage banking activities:

	Years ended December 31,
(In thousands)	2020	2019	2018
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$43,234	$46,952	$49,532
Mortgage servicing rights fair value adjustments	(42,055)	(27,430)	(8,477)
Total mortgage servicing fees, net of fair value adjustments	1,179	19,522	41,055
Net gain on sale of loans, including valuation on loans held for sale	31,215	18,817	9,424
Trading account (loss) profit:
Unrealized (losses) gains on outstanding derivative positions	-	-	(253)
Realized (losses) gains on closed derivative positions	(10,586)	(6,246)	2,576
Total trading account (loss) profit	(10,586)	(6,246)	2,323
Losses on repurchased loans, including interest advances [1]	(11,407)	-	-
Total mortgage banking activities	$10,401	$32,093	$52,802
[1]

The Corporation, from time to time, repurchases delinquent loans from its GNMA servicing portfolio, in compliance with Guarantor guidelines, and may incur in losses related to previously advanced interest on delinquent loans. During the quarter ended September 30, 2020 the Corporation repurchased $687.9 million of GNMA loans and recorded a loss of $10.5 million for previously advanced interest on delinquent loans. Effective for the quarter ended September 30, 2020, the Corporation has determined to present these losses as part of its Mortgage Banking Activities, which were previously presented within the indemnity reserves on loans sold component of non-interest income. The amount of these losses for prior years were considered immaterial for reclassification.

Note 10 – Transfers of financial assets and mortgage servicing assets

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

No liabilities were incurred as a result of these securitizations during the years ended December 31, 2020 and 2019 because they did not contain any credit recourse arrangements. The Corporation recorded a net gain of $27.3 million and $17.2 million, respectively, during the years ended December 31, 2020 and 2019 related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the years ended December 31, 2020 and 2019:

	Proceeds Obtained During the Year Ended December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Initial fair value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$332,207	$-	$332,207
Mortgage-backed securities - FNMA	-	175,864	-	175,864
Total trading account debt securities	$-	$508,071	$-	$508,071
Mortgage servicing rights	$-	$-	$7,236	$7,236
Total	$-	$508,071	$7,236	$515,307

	Proceeds Obtained During the Year Ended December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Initial fair value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$347,396	$-	$347,396
Mortgage-backed securities - FNMA	-	111,362	-	111,362
Total trading account debt securities	$-	$458,758	$-	$458,758
Mortgage servicing rights	$-	$-	$8,185	$8,185
Total	$-	$458,758	$8,185	$466,943

During the year ended December 31, 2020, the Corporation retained servicing rights on whole loan sales involving approximately $147 million in principal balance outstanding (2019 - $63 million), with net realized gains of approximately $3.9 million (2019 - $1.6 million). All loan sales performed during the years ended December 31, 2020 and 2019 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the years ended December 31, 2020 and 2019.

Residential MSRs
(In thousands)	December 31, 2020	December 31, 2019
Fair value at beginning of period	$150,906	$169,777
Additions	9,544	9,143
Changes due to payments on loans[1]	(11,692)	(11,549)
Reduction due to loan repurchases	(11,060)	(1,777)
Changes in fair value due to changes in valuation model inputs or assumptions	(19,327)	(14,190)
Other disposals	24	(498)
Fair value at end of period	$118,395	$150,906
[1]	Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $12.9 billion at December 31, 2020 (2019 - $14.8 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. These servicing fees are credited to income when they are collected. At December 31, 2020, those weighted average mortgage servicing fees were 0.31% (2019 – 0.30%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

During the quarter ended June 30, 2020, PB commenced selling whole loans with servicing retained. At December 31, 2020, PB had MSRs amounting to $0.7 million.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased. Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the years ended December 31, 2020 and 2019 were as follows:
	Years ended
	December 31, 2020		December 31, 2019
	BPPR	PB	BPPR	PB
Prepayment speed	7.6%	21.9%	7.0%	-%
Weighted average life (in years)	8.7	3.6	9.5	-
Discount rate (annual rate)	10.9%	10.5%	10.9%	-%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
	December 31,	December 31,	December 31,	December 31,
(In thousands)	2020	2019	2020	2019
Fair value of servicing rights	$44,129	$58,842	$74,266	$92,064
Weighted average life (in years)	6.2	6.7	5.9	6.3
Weighted average prepayment speed (annual rate)	6.6%	5.7%	7.1%	6.2%
Impact on fair value of 10% adverse change	$(1,115)	$(1,303)	$(2,206)	$(2,306)
Impact on fair value of 20% adverse change	$(2,194)	$(2,568)	$(4,312)	$(4,525)
Weighted average discount rate (annual rate)	11.3%	11.4%	11.1%	11.0%
Impact on fair value of 10% adverse change	$(1,640)	$(2,381)	$(2,740)	$(3,603)
Impact on fair value of 20% adverse change	$(3,175)	$(4,596)	$(5,301)	$(6,959)

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

At December 31, 2020, the Corporation serviced $0.9 billion (2019 - $1.2 billion) in residential mortgage loans with credit recourse to the Corporation, from which $52 million was 60 days or more past due (2019 - $73 million). The reduction was mainly related to a bulk loan repurchase from FNMA and FHLMC loan servicing portfolio discussed in Note 7 - Loans. Also refer to Note 22 for information on changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At December 31, 2020, the Corporation had recorded $57 million in mortgage loans on its Consolidated Statements of Financial Condition related to this buy-back option program (2019 - $103 million). Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative. As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation.

During the year ended December 31, 2020, the Corporation repurchased approximately $862 million of mortgage loans from its GNMA servicing portfolio (2019 - $104 million). The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. The risk associated with the loans is reduced due to their guaranteed nature. The Corporation may place these loans under COVID-19 modification programs offered by FHA, VA or USDA or other loss mitigation programs offered by the Corporation, and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 11 - Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

(In thousands)	Useful life in years	2020	2019
Premises and equipment:
Land		$109,780	$114,481
Buildings	10-50	512,131	535,602
Equipment	2-10	350,014	362,543
Leasehold improvements	3-10	87,289	92,923
		949,434	991,068
Less - Accumulated depreciation and amortization		574,835	561,742
Subtotal		374,599	429,326
Construction in progress		25,862	12,843
Premises and equipment, net		$510,241	$556,650

Depreciation and amortization of premises and equipment for the year 2020 was $58.4 million (2019 -$58.1 million; 2018 - $52.5 million), of which $27.2 million (2019 - $27.3 million; 2018 - $24.3 million) was charged to occupancy expense and $31.2 million (2019 - $30.8 million; 2018 - $28.2 million) was charged to equipment, communications and other operating expenses. Occupancy expense of premises and equipment is net of rental income of $15.5 million (2019 - $19.3 million; 2018 - $28.2 million). For information related to the amortization expense of finance leases, refer to Note 32 - Leases.

Note 12 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the years ended December 31, 2020, 2019 and 2018.

	For the year ended December 31, 2020
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$16,959	$105,113	$122,072
Write-downs in value	(1,564)	(3,060)	(4,624)
Additions	2,223	17,785	20,008
Sales	(4,359)	(49,797)	(54,156)
Other adjustments	(45)	(109)	(154)
Ending balance	$13,214	$69,932	$83,146

	For the year ended December 31, 2019
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$21,794	$114,911	$136,705
Write-downs in value	(1,584)	(4,541)	(6,125)
Additions	6,801	62,630	69,431
Sales	(9,892)	(67,137)	(77,029)
Other adjustments	(160)	(750)	(910)
Ending balance	$16,959	$105,113	$122,072

	For the year ended December 31, 2018
	Non-covered	Non-covered	Covered
	OREO	OREO	OREO
(In thousands)	Commercial/ Construction	Mortgage	Mortgage	Total
Balance at beginning of period	$21,411	$147,849	$19,595	$188,855
Write-downs in value	(2,974)	(10,380)	(287)	(13,641)
Additions	10,688	41,167	-	51,855
Sales	(8,108)	(78,330)	(3,282)	(89,720)
Other adjustments	777	(728)	(693)	(644)
Transfer to non-covered status[1]	-	15,333	(15,333)	-
Ending balance	$21,794	$114,911	$-	$136,705
[1]

Represents the reclassification of OREOs to the non-covered category, pursuant to the Termination Agreement of all shared-loss agreements with the Federal Deposit Insurance Corporation related to loans acquired from Westernbank, that was completed on May 22, 2018.

Note 13 − Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	December 31, 2020	December 31, 2019
Net deferred tax assets (net of valuation allowance)	$851,592	$886,353
Investments under the equity method	250,467	237,081
Prepaid taxes	32,615	47,226
Other prepaid expenses	74,572	82,425
Derivative assets	20,785	17,966
Trades receivable from brokers and counterparties	65,429	47,049
Principal, interest and escrow servicing advances	65,671	77,800
Guaranteed mortgage loan claims receivable	80,477	108,946
Operating ROU assets (Note 32)	131,921	149,849
Finance ROU assets (Note 32)	15,464	12,888
Others	148,048	152,032
Total other assets	$1,737,041	$1,819,615

The Corporation enters in the ordinary course of business into technology hosting arrangements that are service contracts. These arrangements can include capitalizable implementation costs that are amortized during the term of the hosting arrangement. The Corporation recognizes capitalizable implementation costs related to hosting arrangements that are service contracts within Others in the table above. As of December 31, 2020, the total capitalized implementation costs amounted to $17.4 million with an accumulated amortization of $4.9 million for a net value of $12.5 million. Total amortization expense for all capitalized implementation costs of hosting arrangements that are service contracts for the year ended December 31, 2020 was $2.2 million.

Note 14 – Goodwill and other intangible assets

There were no changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019.

At December 31, 2020 and 2019, the Corporation had $6.1 million of identifiable intangible assets with indefinite useful lives, mostly associated with the E-LOAN trademark.

The following table reflects the components of other intangible assets subject to amortization:

	Gross		Net
	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Value
December 31, 2020
Core deposits	$12,810	$7,473	$5,337
Other customer relationships	26,397	15,684	10,713
Trademark	488	236	252
Total other intangible assets	$39,695	$23,393	$16,302
December 31, 2019
Core deposits	$37,224	$29,792	$7,432
Other customer relationships	42,909	28,075	14,834
Trademark	488	138	350
Total other intangible assets	$80,621	$58,005	$22,616

During the year ended December 31, 2020, $24.4 million in core deposits recognized as part of the Westernbank FDIC-assisted transaction during 2010 and $16.3 million in other customer relationships related to the purchase of the Doral Insurance Agency portfolio during 2015 became fully amortized and thus were removed from the Corporation’s intangible assets.

During the year ended December 31, 2019, the Corporation recognized $9.6 million in customer relationship intangibles in connection with the acquisition of a credit card portfolio in Puerto Rico.

During the year ended December 31, 2020, the Corporation recognized $ 6.4 million in amortization expense related to other intangible assets with definite useful lives (2019 - $ 9.4 million; 2018 - $9.3 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Year 2021	$3,575
Year 2022	2,700
Year 2023	2,659
Year 2024	2,361
Year 2025	1,172
Later years	3,835

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

No impairment was recognized by the Corporation from the annual test as of July 31, 2020. The results of the BPPR annual goodwill impairment test as of July 31, 2020 indicated that the average estimated fair value using the DCF and market comparable companies methodologies exceeded BPPR’s equity value by approximately $282 million or 9% compared to $1.2 billion or 37%, for the annual goodwill impairment test completed as of July 31, 2019. PB’s annual goodwill impairment test results as of such dates indicated that the average estimated fair value using the DCF and market comparable companies methodologies exceeded PB’s equity value by approximately $215 million or 13%, compared to $338 million or 21%, for the annual goodwill impairment test completed as of July 31, 2019. The goodwill balance of BPPR and PB, as legal entities, represented approximately 91% of the Corporation’s total goodwill balance as of the July 31, 2020 valuation date.

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

The extent to which the COVID-19 pandemic further impacts our business, results of operations and financial condition, as well as the operations of our clients, customers, service providers and suppliers, will depend on future developments, which are highly uncertain and is difficult to predict, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response thereto. A further decline in the Corporation’s stock price related to global and/or regional macroeconomic conditions, the continued weakness in the Puerto Rico economy and fiscal situation, reduced future earnings estimates, additional expenses and higher credit losses, and the continuance of the current interest rate environment could, individually or in the aggregate, have a material impact on the determination of the fair value of our reporting units, which could in turn result in an impairment of goodwill in the future. An impairment of goodwill would result in a non-cash expense, net of tax impact. A charge to earnings related to a goodwill impairment would not impact regulatory capital calculations.

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments.

December 31, 2020
	Balance at		Balance at
	December 31,	Accumulated	December 31,
	2020	impairment	2020
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874
Total Popular, Inc.	$839,334	$168,212	$671,122

December 31, 2019
	Balance at		Balance at
	December 31,	Accumulated	December 31,
	2019	impairment	2019
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874
Total Popular, Inc.	$839,334	$168,212	$671,122

Note 15 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:
(In thousands)	December 31, 2020	December 31, 2019
Savings accounts	$14,031,736	$10,618,629
NOW, money market and other interest bearing demand deposits	22,398,057	16,305,007
Total savings, NOW, money market and other interest bearing demand deposits	36,429,793	26,923,636
Certificates of deposit:
Under $100,000	2,917,700	3,133,840
$100,000 and over	4,390,148	4,540,957
Total certificates of deposit	7,307,848	7,674,797
Total interest bearing deposits	$43,737,641	$34,598,433

A summary of certificates of deposit by maturity at December 31, 2020 follows:

(In thousands)
2021	$4,486,877
2022	964,179
2023	658,383
2024	562,093
2025	568,047
2026 and thereafter	68,269
Total certificates of deposit	$7,307,848

At December 31, 2020, the Corporation had brokered deposits amounting to $0.8 billion (December 31, 2019 - $ 0.5 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $3 million at December 31, 2020 (December 31, 2019 - $4 million)

At December 31, 2020, public sector deposits amounted to $15.1 billion. These balances are expected to decline over the long term, however, the receipt by the P.R. Government of additional COVID-19 and hurricane relief related Federal assistance, and seasonal tax collections are likely to increase public deposit balances at BPPR in the near term. The rate at which public deposit balances will decline is uncertain and difficult to predict. The amount and timing of any such reduction is likely to be impacted by, for example, the timeline of current debt restructuring efforts under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) and the speed at which the Coronavirus Aid, Relief and Economic Security Act “CARES Act” assistance is distributed.

Note 16 – Borrowings

Assets sold under agreements to repurchase amounted to $121 million at December 31, 2020 and $193 million December 31, 2019.

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

Repurchase agreements accounted for as secured borrowings
	December 31, 2020		December 31, 2019
		Repurchase liability		Repurchase liability
	Repurchase	weighted average	Repurchase	weighted average
(Dollars in thousands)	liability	interest rate	liability	interest rate
U.S. Treasury securities
Within 30 days	$67,157	1.16%	$88,646	2.59%
After 30 to 90 days	39,318	1.20	78,061	2.36
After 90 days	9,979	0.33	24,538	2.52
Total U.S. Treasury securities	116,454	1.10	191,245	2.49
Mortgage-backed securities
Within 30 days	3,778	0.28	1,235	0.30
After 30 to 90 days	268	1.50	-	-
Total mortgage-backed securities	4,046	0.36	1,235	0.30
Collateralized mortgage obligations
Within 30 days	803	0.24	898	0.24
Total collateralized mortgage obligations	803	0.24	898	0.24
Total	$121,303	1.07%	$193,378	2.46%

Repurchase agreements in this portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

Assets sold under agreements to repurchase:

(Dollars in thousands)	2020	2019
Maximum aggregate balance outstanding at any month-end	$195,498	$281,833
Average monthly aggregate balance outstanding	$143,718	$222,565
Weighted average interest rate:
For the year	1.63%	2.64%
At December 31	1.11%	2.50%

There were no other short-term borrowings outstanding at December 31, 2020 and December 31, 2019. The following table presents additional information related to the Corporation’s other short-term borrowings for the years ended December 31, 2020 and December 31, 2019.

Other short-term borrowings:

(Dollars in thousands)	2020	2019
Maximum aggregate balance outstanding at any month-end	$100,000	$160,000
Average monthly aggregate balance outstanding	$21,557	$8,703
Weighted average interest rate:
For the year	0.56%	2.50%
At December 31	0.73%	1.85%

The following table presents the composition of notes payable at December 31, 2020 and December 31, 2019.

(In thousands)	December 31, 2020	December 31, 2019
Advances with the FHLB with maturities ranging from 2021 through 2029 paying interest at monthly fixed rates ranging from 0.39% to 4.19% (2019 - 1.14% to 4.19%)	$542,469	$421,399
Advances with the FRB maturing on 2022 paying interest at annual fixed rate of 0.35%	1,009	-
Unsecured senior debt securities maturing on 2023 paying interest semiannually at a fixed rate of 6.125%, net of debt issuance costs of $3,426 (2019 - $4,693)	296,574	295,307
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2033 to 2034 with fixed interest rates ranging from 6.125% to 6.7%, net of debt issuance costs of $369 (2019 - $396)	384,929	384,902
Total notes payable	$1,224,981	$1,101,608

A breakdown of borrowings by contractual maturities at December 31, 2020 is included in the table below.
	Assets sold under
(In thousands)	agreements to repurchase	Notes payable	Total
2021	$121,303	$50,040	$171,343
2022	-	104,156	104,156
2023	-	339,835	339,835
2024	-	91,944	91,944
2025	-	139,920	139,920
Later years	-	499,086	499,086
Total borrowings	$121,303	$1,224,981	$1,346,284

At December 31, 2020 and 2019, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $3.0 billion and $3.6 billion, respectively, of which $0.5 billion and $0.4 billion, respectively, were used. In addition, at December 31, 2020 and 2019, the Corporation had placed $0.9 billion of the available FHLB credit facility as collateral for municipal letters of credit to secure deposits. The FHLB borrowing facilities are collateralized with loans held-in-portfolio, and do not have restrictive covenants or callable features.

Also, at December 31, 2020, the Corporation has a borrowing facility at the discount window of the Federal Reserve Bank of New York amounting to $1.4 billion (2019 - $1.1 billion), which remained unused at December 31, 2020 and December 31, 2019.

Note 17 – Trust preferred securities

Statutory trusts established by the Corporation (Popular Capital Trust I, Popular North America Capital Trust I and Popular Capital Trust II) had issued trust preferred securities (also referred to as “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation.

The sole assets of the trusts consisted of the junior subordinated debentures of the Corporation and the related accrued interest receivable. These trusts are not consolidated by the Corporation pursuant to accounting principles generally accepted in the United States of America.

The junior subordinated debentures are included by the Corporation as notes payable in the Consolidated Statements of Financial Condition, while the common securities issued by the issuer trusts are included as debt securities held-to-maturity. The common securities of each trust are wholly-owned, or indirectly wholly-owned, by the Corporation.

The following table presents financial data pertaining to the different trusts at December 31, 2020 and 2019.

(Dollars in thousands)
		Popular
	Popular	North America	Popular
Issuer	Capital Trust I	Capital Trust I	Capital Trust Il
Capital securities	$181,063	$91,651	$101,023
Distribution rate	6.700%	6.564%	6.125%
Common securities	$5,601	$2,835	$3,125
Junior subordinated debentures aggregate liquidation amount	$186,664	$94,486	$104,148
Stated maturity date	November 2033	September 2034	December 2034
Reference notes	[2],[4],[5]	[1],[3],[5]	[2],[4],[5]

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

At December 31, 2020 and 2019, the Corporation’s $374 million in trust preferred securities outstanding do not qualify for Tier 1 capital treatment, but instead qualify for Tier 2 capital treatment.

Note 18 − Other liabilities

The caption of other liabilities in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	December 31, 2020	December 31, 2019
Accrued expenses	$235,449	$273,184
Accrued interest payable	38,622	44,026
Accounts payable	69,784	65,688
Dividends payable	33,701	29,027
Trades payable	720,212	4,084
Liability for GNMA loans sold with an option to repurchase	57,189	102,663
Reserves for loan indemnifications	24,781	38,074
Reserve for operational losses	41,452	35,665
Operating lease liabilities (Note 32)	152,588	165,139
Finance lease liabilities (Note 32)	22,572	19,810
Pension benefit obligation	35,568	52,616
Postretirement benefit obligation	179,211	168,681
Others	73,560	46,296
Total other liabilities	$1,684,689	$1,044,953

Note 19 – Stockholders’ equity

The Corporation’s common stock ranks junior to all series of preferred stock as to dividend rights and / or as to rights on liquidation, dissolution or winding up of the Corporation. Dividends on each series of preferred stocks are payable if declared. The Corporation’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the Corporation fails to pay or set aside full dividends on the preferred stock for the latest dividend period. The ability of the Corporation to pay dividends in the future is limited by regulatory requirements, legal availability of funds, recent and projected financial results, capital levels and liquidity of the Corporation, general business conditions and other factors deemed relevant by the Corporation’s Board of Directors.

The Corporation’s common stock trades on the NASDAQ Stock Market LLC (the “NASDAQ”) under the symbol BPOP. The 2003 Series A Preferred Stock are not listed on NASDAQ.

Preferred stocks

The Corporation has 30,000,000 shares of authorized preferred stock that may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. The Corporation’s shares of preferred stock at December 31, 2020 consisted of:

• 6.375% non-cumulative monthly income preferred stock, 2003 Series A, no par value, liquidation preference value of $25 per share. Holders on record of the 2003 Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Corporation or an authorized committee thereof, out of funds legally available, non-cumulative cash dividends at the annual rate per share of 6.375% of their liquidation preference value, or $0.1328125 per share per month. These shares of preferred stock are perpetual, nonconvertible, have no preferential rights to purchase any securities of the Corporation and are redeemable solely at the option of the Corporation with the consent of the Board of Governors of the Federal Reserve System. The redemption price per share is $25.00. The shares of 2003 Series A Preferred Stock have no voting rights, except for certain rights in instances when the Corporation does not pay dividends for a defined period. These shares are not subject to any sinking fund requirement. Cash dividends declared and paid on the 2003 Series A Preferred Stock amounted to $1.4 million for the years ended December 31, 2020, 2019 and 2018. Outstanding shares of 2003 Series A Preferred Stock amounted to 885,726 at December 31, 2020, 2019 and 2018.

On February 24, 2020, the Corporation redeemed all the outstanding shares of the 2008 Series B Preferred Stock. The redemption price of the 2008 Series B Preferred Stock was $25.00 per share, plus $0.1375 (representing the amount of accrued and unpaid dividends for the current monthly dividend period to the redemption date), for a total payment per share in the amount of $25.1375.

At December 31, 2019 and 2018, the Corporation had 1,120,665 outstanding shares of 2008 Series B Preferred Stock, described as follows:

• 8.25% non-cumulative monthly income preferred stock, 2008 Series B, no par value, liquidation preference value of $25 per share. The shares of 2008 Series B Preferred Stock were issued in May 2008. Holders of record of the 2008 Series B Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Corporation or an authorized committee thereof, out of funds legally available, non-cumulative cash dividends at the annual rate per share of 8.25% of their liquidation preferences, or $0.171875 per share per month. These shares of preferred stock are perpetual, nonconvertible, have no preferential rights to purchase any securities of the Corporation and are redeemable solely at the option of the Corporation with the consent of the Board of Governors of the Federal Reserve System beginning on May 28, 2013. Cash dividends declared and paid on the 2008 Series B Preferred Stock amounted to $ 2.3 million for the years ended December 31, 2019 and 2018.

Common stocks

Dividends

During the year 2020, cash dividends of $1.60 (2019 - $1.20; 2018 - $1.00) per common share outstanding were declared amounting to $136.6 million (2019 - $116.0 million; 2018 - $101.3 million) of which $33.7 million were payable to shareholders of common stock at December 31, 2020 (2019 - $29.0 million; 2018 - $25.1 million). The quarterly dividend of $0.40 per share declared to shareholders of record as of the close of business on December 11, 2020, was paid on January 4, 2021. On February 26, 2021, the Corporation’s Board of Directors approved a quarterly cash dividend of $0.40 per share on its outstanding common stock, payable on April 1, 2021 to shareholders of record at the close of business on March 18, 2021.

Accelerated share repurchase transaction (“ASR”)

On January 30, 2020, the Corporation entered into a $500 million ASR transaction with respect to its common stock, which was accounted for as a treasury stock transaction. As a result of the receipt of the initial 7,055,919 shares, the Corporation recognized in stockholders’ equity approximately $400 million in treasury stock and $100 million as a reduction in capital surplus. On March 19, 2020 (the “early termination date”), the dealer counterparty to the ASR exercised its right to terminate the ASR as a result of the trading price of the Corporation’s common stock falling below a specified level due to the effects of the COVID-19 pandemic on the global markets. As a result of such early termination, the final settlement of the ASR, which was expected to occur during the fourth quarter of 2020, occurred during the second quarter of 2020. The Corporation completed the transaction on May 27, 2020 and received 4,763,216 additional shares of common stock after the early termination date. In total the Corporation repurchased 11,819,135 shares at an average price per share of $42.3043 under the ASR.

During the fourth quarter of 2019, the Corporation completed a $250 million ASR. In connection therewith, the Corporation received an initial delivery of 3,500,000 shares of common stock during the first quarter of 2019 and received 1,165,607 additional shares of common stock during the fourth quarter of 2019. The final number of shares delivered at settlement was based on the average daily volume weighted average prince (“VWAP”) of its common stock, net of a discount, during the term of the ASR of $53.58. In connection with the transaction, the Corporation recognized $266 million in treasury stock, offset by $16 million adjustment to capital surplus. During 2018, the Corporation completed a $125 million ASR receiving 2,438,180 shares and recording $125 million in treasury stock.

Statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $708 million at December 31, 2020 (2019 - $659 million; 2018 - $599 million). During 2020, $49 million was transferred to the statutory reserve account (2019 - $60 million, 2018 - $58 million). BPPR was in compliance with the statutory reserve requirement in 2020, 2019 and 2018.

Note 20 – Regulatory capital requirements

The Corporation, BPPR and PB are subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can lead to certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Popular, Inc., BPPR and PB are subject to Basel III capital requirements, including also revised minimum and well capitalized regulatory capital ratios and compliance with the standardized approach for determining risk-weighted assets.

The Basel III Capital Rules established a Common Equity Tier I (“CET1”) capital measure and related regulatory capital ratio CET1 to risk-weighted assets.

The Basel III Capital Rules provide that a depository institution will be deemed to be well capitalized if it maintained a leverage ratio of at least 5%, a CET1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that at December 31, 2020 and 2019, the Corporation exceeded all capital adequacy requirements to which it is subject.

The Corporation has been designated by the Federal Reserve Board as a Financial Holding Company (“FHC”) and is eligible to engage in certain financial activities permitted under the Gramm-Leach-Bliley Act of 1999.

Pursuant to the adoption of the CECL accounting standard on January 1, 2020, the Corporation elected to use a five-year transition period option as permitted in the final interim regulatory capital rules effective March 31, 2020. The five-year transition period provision delays for two years the estimated impact of the adoption of the CECL accounting standard on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay.

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to neutralize the regulatory capital effects of participating in the program. Specifically, the agencies have clarified that banking organizations, including the Corporation and its Bank subsidiaries, are permitted to assign a zero percent risk weight to PPP loans for purposes of determining risk-weighted assets and risk-based capital ratios. Additionally, in order to facilitate use of the Paycheck Protection Program Liquidity Facility (the “PPPL Facility”), which provides Federal Reserve Bank loans to eligible financial institutions such as the Corporation’s Bank subsidiaries to fund PPP loans, the agencies further clarified that, for purposes of determining leverage ratios, a banking organization is permitted to exclude from total average assets PPP loans that have been pledged as collateral for a PPPL Facility. As of December 31, 2020, the Corporation has $1.3 billion in PPP loans and $1 million pledged as collateral for PPPL Facilities.

At December 31, 2020 and 2019, BPPR and PB were well-capitalized under the regulatory framework for prompt corrective action.

The following tables present the Corporation’s risk-based capital and leverage ratios at December 31, 2020 and 2019 under the Basel III regulatory guidance.

	Actual		Capital adequacy minimum requirement (including conservation capital buffer)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
	2020
Total Capital (to Risk-Weighted Assets):
Corporation	$5,773,919	18.81%	$3,223,720	10.500%
BPPR	4,226,887	18.58	2,388,394	10.500
PB	1,283,332	17.34	776,975	10.500

Common Equity Tier I Capital (to Risk-Weighted Assets):
Corporation	$4,992,096	16.26%	$2,149,146	7.000%
BPPR	3,940,385	17.32	1,592,262	7.000
PB	1,190,758	16.09	517,983	7.000

Tier I Capital (to Risk-Weighted Assets):
Corporation	$5,014,239	16.33%	$2,609,678	8.500%
BPPR	3,940,385	17.32	1,933,461	8.500
PB	1,190,758	16.09	628,980	8.500

Tier I Capital (to Average Assets):
Corporation	$5,014,239	7.80%	$2,572,201	4%
BPPR	3,940,385	7.26	2,169,835	4
PB	1,190,758	12.35	385,685	4

	Actual		Capital adequacy minimum requirement (including conservation capital buffer)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
	2019
Total Capital (to Risk-Weighted Assets):
Corporation	$5,858,615	20.31%	$3,028,239	10.500%
BPPR	4,226,374	19.98	2,220,908	10.500
PB	1,211,045	16.98	748,836	10.500

Common Equity Tier I Capital (to Risk-Weighted Assets):
Corporation	$5,121,240	17.76%	$2,018,826	7.000%
BPPR	3,958,518	18.72	1,480,605	7.000
PB	1,165,710	16.35	499,224	7.000

Tier I Capital (to Risk-Weighted Assets):
Corporation	$5,121,240	17.76%	$2,451,431	8.500%
BPPR	3,958,518	18.72	1,797,878	8.500
PB	1,165,710	16.35	606,200	8.500

Tier I Capital (to Average Assets):
Corporation	$5,121,240	10.03%	$2,042,299	4%
BPPR	3,958,518	9.62	1,645,851	4
PB	1,165,710	12.33	378,041	4

The following table presents the minimum amounts and ratios for the Corporation’s banks to be categorized as well-capitalized.

	2020		2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
BPPR	$2,274,660	10%	$2,115,150	10%
PB	739,976	10	713,177	10

Common Equity Tier I Capital (to Risk-Weighted Assets):
BPPR	$1,478,529	6.5%	$1,374,848	6.5%
PB	480,985	6.5	463,565	6.5

Tier I Capital (to Risk-Weighted Assets):
BPPR	$1,819,728	8%	$1,692,120	8%
PB	591,981	8	570,542	8

Tier I Capital (to Average Assets):
BPPR	$2,712,294	5%	$2,057,314	5%
PB	482,106	5	472,551	5

Note 21 – Other comprehensive income (loss)

The following table presents changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2020, 2019 and 2018.
	Changes in Accumulated Other Comprehensive Income (Loss) by Component [1]
		Years ended December 31,
(In thousands)		2020	2019	2018
Foreign currency translation	Beginning Balance	$(56,783)	$(49,936)	$(43,034)
	Other comprehensive loss	(14,471)	(6,847)	(6,902)
	Net change	(14,471)	(6,847)	(6,902)
	Ending balance	$(71,254)	$(56,783)	$(49,936)
Adjustment of pension and postretirement benefit plans	Beginning Balance	$(202,816)	$(203,836)	$(205,408)
	Other comprehensive loss before reclassifications	(5,645)	(13,671)	(9,453)
	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	13,405	14,691	13,141
	Amounts reclassified from accumulated other comprehensive loss for amortization of prior service credit	-	-	(2,116)
	Net change	7,760	1,020	1,572
	Ending balance	$(195,056)	$(202,816)	$(203,836)
Unrealized net holding gains (losses) on debt securities	Beginning Balance	$92,155	$(173,811)	$(102,775)
	Other comprehensive income (loss) before reclassifications	368,780	265,950	(71,036)
	Amounts reclassified from accumulated other comprehensive income (loss) for (gains) losses on securities	(35)	16	-
	Net change	368,745	265,966	(71,036)
	Ending balance	$460,900	$92,155	$(173,811)
Unrealized net holding gains on equity securities	Beginning Balance	$-	$-	$605
	Reclassification to retained earnings due to cumulative effect adjustment of accounting change	-	-	(605)
	Net change	-	-	(605)
	Ending balance	$-	$-	$-
Unrealized net losses on cash flow hedges	Beginning Balance	$(2,494)	$(391)	$(40)
	Reclassification to retained earnings due to cumulative effect adjustment of accounting change	-	(50)	-
	Other comprehensive (loss) income before reclassifications	(6,400)	(4,439)	326
	Amounts reclassified from accumulated other comprehensive loss	4,295	2,386	(677)
	Net change	(2,105)	(2,103)	(351)
	Ending balance	$(4,599)	$(2,494)	$(391)
	Total	$189,991	$(169,938)	$(427,974)
[1] All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018.

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Affected Line Item in the	Years ended December 31,
(In thousands)	Consolidated Statements of Operations	2020	2019	2018
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Other operating expenses	$(21,447)	$(23,508)	$(21,542)
Amortization of prior service credit	Other operating expenses	-	-	3,470
	Total before tax	(21,447)	(23,508)	(18,072)
	Income tax benefit	8,042	8,817	7,047
	Total net of tax	$(13,405)	$(14,691)	$(11,025)
Unrealized holding gains (losses) on debt securities
Realized gain (loss) on sale of debt securities	Net gain (loss) on sale of debt securities	$41	$(20)	$-
	Total before tax	41	(20)	-
	Income tax (expense) benefit	(6)	4	-
	Total net of tax	$35	$(16)	$-
Unrealized net losses on cash flow hedges
Forward contracts	Mortgage banking activities	$(5,559)	$(3,992)	$1,110
Interest rate swaps	Other operating income	(820)	110	-
	Total before tax	(6,379)	(3,882)	1,110
	Income tax benefit (expense)	2,084	1,496	(433)
	Total net of tax	$(4,295)	$(2,386)	$677
	Total reclassification adjustments, net of tax	$(17,665)	$(17,093)	$(10,348)

Note 22 – Guarantees

The Corporation has obligations upon the occurrence of certain events under financial guarantees provided in certain contractual agreements as summarized below.

The Corporation issues financial standby letters of credit and has risk participation in standby letters of credit issued by other financial institutions, in each case to guarantee the performance of various customers to third parties. If the customers failed to meet its financial or performance obligation to the third party under the terms of the contract, then, upon their request, the Corporation would be obligated to make the payment to the guaranteed party. At December 31, 2020, the Corporation recorded a liability of $0.2 million (December 31, 2019 - $0.3 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. In accordance with the provisions of ASC Topic 460, the Corporation recognizes at fair value the obligation at inception of the standby letters of credit. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The contracted amounts in standby letters of credit outstanding at December 31, 2020 and 2019, shown in Note 23, represent the maximum potential amount of future payments that the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customers as a credit enhancement and typically expire without being drawn upon. The Corporation’s standby letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash, marketable securities, real estate, receivables, and others. Management does not anticipate any material losses related to these instruments.

Also, from time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject in certain instances, to lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. Also, from time to time, the Corporation may sell, in bulk sale transactions, residential mortgage loans and Small Business Administration (“SBA”) commercial loans subject to credit recourse or to certain representations and warranties from the Corporation to the purchaser. These representations and warranties may relate, for example, to borrower creditworthiness, loan documentation, collateral, prepayment and early payment defaults. The Corporation may be required to repurchase the loans under the credit recourse agreements or representation and warranties.

At December 31, 2020, the Corporation serviced $0.9 billion (December 31, 2019 - $1.2 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2020, the Corporation repurchased approximately $161 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions (2019 - $57 million). These included $120 million as part of the bulk loan repurchase from FNMA and FHLMC during the third quarter of 2020, for which the Corporation recorded a release of $5.1 million in its reserve for credit recourse. In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At December 31, 2020, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $22 million (December 31, 2019 - $35 million). The following table shows the changes in the Corporation’s liability of estimated losses from these credit recourses agreements, included in the consolidated statements of financial condition during the years ended December 31, 2020 and 2019.

	Years ended December 31,
(In thousands)	2020	2019
Balance as of beginning of period	$34,862	$56,230
Impact of adopting CECL	(3,831)	-
Provision (reversal) for recourse liability	(104)	2,122
Net charge-offs	(8,443)	(23,490)
Balance as of end of period	$22,484	$34,862

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

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. There were no repurchases under BPPR’s representation and warranty arrangements during the years ended December 31, 2020 and 2019. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the second quarter of 2019, the Corporation recorded the release of a $4.4 million reserve taken in connection with a sale of loans completed during the year 2013.

The following table presents the changes in the Corporation’s liability for estimated losses associated with the indemnifications and representations and warranties related to loans sold during the years ended December 31, 2020 and 2019.

	Years ended December 31,
(In thousands)	2020	2019
Balance as of beginning of period	$3,212	$10,837
Provision (reversal) for representation and warranties	(915)	(5,020)
Net charge-offs	-	(75)
Settlements paid	-	(2,530)
Balance as of end of period	$2,297	$3,212

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At December 31, 2020, the Corporation serviced $12.9 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2019 - $14.8 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At December 31, 2020, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $66 million (December 31, 2019 - $78 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its 100% owned consolidated subsidiaries amounting to $94 million at both December 31, 2020 and December 31, 2019, respectively. In addition, at both December 31, 2020 and December 31, 2019, PIHC fully and unconditionally guaranteed on a subordinated basis $374 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 17 to the consolidated financial statements for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:
(In thousands)	December 31, 2020	December 31, 2019
Commitments to extend credit:
Credit card lines	$5,226,660	$4,889,694
Commercial and construction lines of credit	3,805,459	3,205,306
Other consumer unused credit commitments	257,312	262,516
Commercial letters of credit	1,864	2,629
Standby letters of credit	22,266	75,186
Commitments to originate or fund mortgage loans	96,786	96,653

At December 31, 2020 and December 31, 2019, the Corporation maintained a reserve of approximately $16 million and $9 million, respectively, for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit.

Other commitments

At December 31, 2020, and December 31, 2019, the Corporation’s also maintained other non-credit commitments for approximately $1.4 million and $2.5 million, respectively, primarily for the acquisition of other investments.

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

At December 31, 2020 and December 31, 2019, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled $377 million and $432 million, respectively, which amounts were fully outstanding on such dates. Of this amount, $342 million consists of loans and $35 million are securities ($391 million and $ 41 million at December 31, 2019). Substantially all of the amount outstanding at December 31, 2020 and December 31, 2019 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At December 31, 2020, 74% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. On July 1, 2020 and July 1, 2019

the Corporation received principal payments amounting to $58 million and $22 million, respectively, from various obligations from Puerto Rico municipalities.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities as of December 31, 2020:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 1 to 5 years	$11	$-	$11	$11
After 5 to 10 years	14	-	14	14
After 10 years	35	-	35	35
Total Central Government	60	-	60	60
Municipalities
Within 1 year	3,990	17,147	21,137	21,137
After 1 to 5 years	16,030	133,445	149,475	149,475
After 5 to 10 years	14,845	120,935	135,780	135,780
After 10 years	450	70,478	70,928	70,928
Total Municipalities	35,315	342,005	377,320	377,320
Total Direct Government Exposure	$35,375	$342,005	$377,380	$377,380

In addition, at December 31, 2020, the Corporation had $317 million in loans insured or securities issued by Puerto Rico governmental entities but for which the principal source of repayment is non-governmental ($350 million at December 31, 2019). These included $260 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2019 - $276 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had at December 31, 2020, $46 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default and upon the satisfaction of certain other conditions (December 31, 2019 - $46 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, the Governor has not exercised this power as of the date hereof. In addition, at December 31, 2020, the Corporation had $11 million of commercial real estate notes issued by government entities but that are payable from rent paid by non-governmental parties (December 31, 2019 - $21 million). On January 1, 2020, the Corporation received a payment amounting to $7 million upon the maturity of securities issued by HFA which had been economically defeased and refunded and for which securities consisting of U.S. agencies and Treasury obligations had been escrowed (December 31, 2019 - $7 million).

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

In addition, $1.8 billion of residential mortgages, $1.3 billion of SBA loans under the PPP program and $60 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at December 31, 2020 (compared to $1.1 billion, $0 and $66 million, respectively, at December 31, 2019).

The Corporation has operations in the United States Virgin Islands (the “USVI”) and has approximately $105 million in direct exposure to USVI government entities. The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

The Corporation has operations in the British Virgin Islands (“BVI”), which has been negatively affected by the COVID-19 pandemic, particularly as a reduction in the tourism activity which accounts for a significant portion of its economy. Although the Corporation has no significant exposure to a single borrower in the BVI, it has a loan portfolio amounting to approximately $251 million comprised of various retail and commercial clients, including a loan of approximately $19 million with the government of the BVI.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued) for current Legal Proceedings ranged from $0 to approximately $33.9 million as of December 31, 2020. In certain cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the Legal Proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current Legal Proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the Legal Proceedings, and the inherent uncertainty of the various potential outcomes of such Legal Proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

In April 2019, the Court amended the class definition to limit it to individual homeowners whose residential units were subject to a mortgage from BPPR who, in turn, obtained risk insurance policies with Antilles Insurance or MAPFRE Insurance through Popular Insurance from 2002 to 2015, and who did not make insurance claims against said policies during their effective term. The Court approved on September 24, 2020 the notice to the class, which is yet to be published, by Plaintiffs, and set the deadline for the filing of dispositive motions for May 2021, the Pre-Trial hearing for August 2021 and several dates for trial between the end of August and the beginning of October 2021. Expert discovery remains ongoing.

Mortgage-Related Litigation and Claims

BPPR has been named a defendant in a putative class action captioned Lilliam González Camacho, et al. v. Banco Popular de Puerto Rico, et al., filed before the United States District Court for the District of Puerto Rico on behalf of mortgage-holders who have allegedly been subjected to illegal foreclosures and/or loan modifications through their mortgage servicers. Plaintiffs maintain that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel (or dual tracking). Plaintiffs assert that such actions violate the Home Affordable Modification Program (“HAMP”), the Home Affordable Refinance Program (“HARP”) and other federally sponsored loan modification programs, as well as the Puerto Rico Mortgage Debtor Assistance Act and the Truth in Lending Act (“TILA”). For the alleged violations stated above, plaintiffs request that all defendants (over 20, including all local banks) be held jointly and severally liable in an amount no less than $400 million. BPPR filed a motion to dismiss in August 2017, as did most co-defendants, and, in March 2018, the District Court dismissed the complaint in its entirety. After being denied reconsideration by the District Court, in August 2018, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit. On July 21, 2020, the U.S. Court of Appeals for the First Circuit affirmed the District Court’s decision dismissing the complaint. On September 4, 2020, the Appellants filed a petition for rehearing and for rehearing en banc, which was denied on December 9, 2020. Proceedings before the First Circuit Court of Appeals have concluded, although Plaintiffs have until March 9, 2021 to seek certiorari review before the U.S. Supreme Court.

BPPR has also been named a defendant in another putative class action captioned Yiries Josef Saad Maura v. Banco Popular, et al., filed by the same counsel who filed the González Camacho action referenced above, on behalf of residential customers of the defendant banks who have allegedly been subject to illegal foreclosures and/or loan modifications through their mortgage servicers. As in González Camacho, plaintiffs contend that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel, all in violation of TILA, the Real Estate Settlement Procedures Act (“RESPA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”) and other consumer-protection laws and regulations. Plaintiffs did not include a specific amount of damages in their complaint. After waiving service of process, BPPR filed a motion to dismiss the complaint on the same grounds as those asserted in the González Camacho action (as did most co-defendants, separately). BPPR further filed a motion to oppose class certification, which the Court granted in September 2018. In April 2019, the Court entered an Opinion and Order granting BPPR’s and several other defendants’ motions to dismiss with prejudice. Plaintiffs filed a Motion for Reconsideration in April 2019, which Popular timely opposed. In September 2019, the Court issued an Amended Opinion and Order dismissing plaintiffs’ claims against all defendants, denying the reconsideration requests and other pending motions, and issuing final judgment. In October 2019, plaintiffs filed a Motion for Reconsideration of the Court’s Amended Opinion and Order, which was denied in December 2019. On January 13, 2020, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit. Plaintiffs filed their appeal brief on July 8, 2020, Appellees filed their brief on September 21, 2020, and Appellants filed their reply brief on January 21, 2021. The appeal is now fully briefed and pending resolution.

Insufficient Funds and Overdraft Fees Class Actions

In February 2020, BPPR was served with a putative class action complaint captioned Soto-Melendez v. Banco Popular de Puerto Rico, filed before the United States District Court for the District of Puerto Rico. The complaint alleges breach of contract due to BPPR’s purported practice of (a) assessing more than one insufficient funds fee (“NSF Fees”) on the same “item” or transaction and (b) charging both NSF Fees and overdraft fees (“OD Fees”) on the same item or transaction, and is filed on behalf of all persons who during the applicable statute of limitations period were charged NSF Fees and/or OD Fees pursuant to these purported practices. In April 2020, BPPR filed a Motion to Dismiss in the case, which is now fully briefed and pending resolution.

Popular has been also named as a defendant on a putative class action complaint captioned Golden v. Popular, Inc. filed in March 2020 before the U.S. District Court for the Southern District of New York, seeking damages, restitution and injunctive relief. Plaintiff alleges breach of contract, violation of the covenant of good faith and fair dealing, unjust enrichment and violation of New York consumer protection law due to Popular’s purported practice of charging OD Fees on transactions that, under plaintiffs’ theory, do not overdraw the account. Plaintiff describes Popular’s purported practice of charging OD Fees as “Authorize Positive, Purportedly Settle Negative Transactions” (“APPSN”) and states that Popular assesses OD Fees over authorized transactions for which sufficient funds are held for settlement. In August 2020, Popular filed a Motion to Dismiss on several grounds, including failure to state a claim against Popular, Inc. and improper venue. On October 2, 2020, Plaintiffs filed a Notice of Voluntary Dismissal before the U.S. District Court for the Southern District of New York and, on that same date, filed an identical complaint in the U.S. District Court for the District of the Virgin Islands against Popular, Inc., Popular Bank and BPPR. On October 27, 2020, a Motion to Dismiss was filed on behalf of Popular, Inc. and Popular Bank, arguing failure to state a claim and lack of minimum contacts of such parties with the U.S.V.I. district court jurisdiction. On November 23, 2020, Plaintiffs filed a Notice of Voluntary Dismissal against Popular, Inc. and Popular Bank following the Motion to Dismiss. Banco Popular de Puerto Rico, the only defendant remaining in the case, was served with process on November 13, 2020 and filed a Motion to Dismiss on January 4, 2021. Plaintiff opposed to such Motion to Dismiss on February 8, 2021 and BPPR expects to reply on or before March 8, 2021.

Other Proceedings

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

The Involuntary Debtors filed a motion to dismiss the proceedings and for damages against the syndicate, arguing both that this petition was filed in bad faith and that there was a bona fide dispute as to the petitioners’ claims, as set forth in the counterclaim filed by the Involuntary Debtors in local court. After the Court held hearings in June and July 2019 to consider whether the involuntary petitions were filed in bad faith, that is, for an improper purpose that constitutes an abuse of the bankruptcy process in October 2019, the Court entered an Opinion and Order determining that the involuntary petitions were not filed in bad faith and issued an order for relief under Chapter 11 of the U.S. Bankruptcy Code granting the involuntary petitions. In October 2019, the debtors filed a Notice of Appeal to the U.S. District Court. On November 30, 2020, the U.S. District Court issued an opinion affirming the order for relief issued by the Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code granting the involuntary petitions. On January 2, 2021, Debtors filed a Notice of Appeal from this decision before the U.S. Court of Appeals for the First Circuit. The Court of Appeals has not yet set a briefing schedule.

In February 2020, the Debtors initiated an adversary proceeding seeking in excess of $80 million in damages, alleging that in 2016 the Lenders illegally foreclosed on their accounts receivable and as a result illegally interfered with contracts entered with third parties, forcing the Debtors into bankruptcy. Debtors further seek a judgment declaring that Lenders do not possess security interests over certain personal property of the Debtors because either such security interests were not adequately perfected according to Puerto Rico law, or the security interests were lost upon the lapsing date of the financing statements that the Lenders had originally perfected in connection with such interests. Debtors amended their adversary complaint to include references to the Lenders’ Syndicate and Banco Popular’s proof of claims and formally object to such proof of claims, as well as to demand that the District Court, not the Bankruptcy Court, entertains the complaint, requesting trial by jury on all counts. Lenders filed a Motion to dismiss in June 2020. On September 18, 2020, the Court granted the parties an extension of all pending deadlines for 30 days in furtherance of settlement negotiations, and, thereafter, the Court has granted, at the request of the parties, multiple additional 30-day extensions for the parties to continue settlement conversations. Parties now have until March 19, 2021 to inform the Court the result of such negotiations.

POPULAR BANK

Employment-Related Litigation

In July 2019, Popular Bank (“PB”) was served in a putative class complaint in which it was named as a defendant along with five (5) current PB employees (collectively, the “AB Defendants”), captioned Aileen Betances, et al. v. Popular Bank, et al., filed before the Supreme Court of the State of New York (the “AB Action”). The complaint, filed by five (5) current and former PB employees, seeks to recover damages for the AB Defendants' alleged violation of local and state sexual harassment, discrimination and retaliation laws. Additionally, in July 2019, PB was served in a putative class complaint in which it was named as a defendant along with six (6) current PB employees (collectively, the “DR Defendants”), captioned Damian Reyes, et al. v. Popular Bank, et al., filed before the Supreme Court of the State of New York (the “DR Action”). The DR Action, filed by three (3) current and former PB employees, seeks to recover damages for the DR Defendants’ alleged violation of local and state discrimination and retaliation laws. Plaintiffs in both complaints are represented by the same legal counsel, and five of the six named individual defendants in the DR Action are the same named individual defendants in the AB Action. Both complaints are related, among other things, to allegations of purported sexual harassment and/or misconduct by a former PB employee as well as PB’s actions in connection thereto and seek no less than $100 million in damages each. In October 2019, PB and the other defendants filed several Motions to Dismiss. Plaintiffs opposed the motions in December 2019 and PB and the other defendants replied in January 2020. In July 2020, a hearing to discuss the motions to dismiss filed by PB in both actions was held, at which the Court dismissed one of the causes of action included by plaintiffs in the AB Action and ordered the parties to submit a copy of the court reporter’s transcript. The parties submitted a copy of the court reporter’s transcript in August 2020 and the motions to dismiss are pending resolution.

POPULAR SECURITIES

Puerto Rico Bonds and Closed-End Investment Funds

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and, as of December 31, 2020, is named as a respondent (among other broker-dealers) in 137 pending arbitration proceedings with aggregate claimed amounts of approximately $141 million, including one arbitration with claimed damages of approximately $30 million. While Popular Securities believes it has meritorious defenses to the claims asserted in these proceedings, it has often determined that it is in its best interest to settle certain claims rather than expend the money and resources required to see such cases to completion. The Puerto Rico Government’s defaults and non-payment of its various debt obligations, as well as the Commonwealth’s and the Financial Oversight Management Board’s (the “Oversight Board”) decision to pursue restructurings under Title III and Title VI of PROMESA, have impacted the number of customer complaints (and claimed damages) filed against Popular Securities concerning Puerto Rico bonds and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the arbitration proceedings described above, or a significant increase in customer complaints, could have a material adverse effect on Popular.

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

Note 24 – Non-consolidated variable interest entities

The Corporation is involved with three statutory trusts which it established to issue trust preferred securities to the public. These trusts are deemed to be variable interest entities (“VIEs”) since the equity investors at risk have no substantial decision-making rights. The Corporation does not hold any variable interest in the trusts, and therefore, cannot be the trusts’ primary beneficiary. Furthermore, the Corporation concluded that it did not hold a controlling financial interest in these trusts since the decisions of the trusts are predetermined through the trust documents and the guarantee of the trust preferred securities is irrelevant since in substance the sponsor is guaranteeing its own debt.

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

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities and agency collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 27 to the Consolidated Financial Statements for additional information on the debt securities outstanding at December 31, 2020 and 2019, which are classified as available-for-sale and trading securities in the Corporation’s Consolidated Statements of Financial Condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at December 31, 2020 and 2019.

(In thousands)	December 31, 2020	December 31, 2019
Assets
Servicing assets:
Mortgage servicing rights	$90,273	$115,718
Total servicing assets	$90,273	$115,718
Other assets:
Servicing advances	$8,769	$29,212
Total other assets	$8,769	$29,212
Total assets	$99,042	$144,930
Maximum exposure to loss	$99,042	$144,930

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $8.7 billion at December 31, 2020 (December 31, 2019 - $9.9 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at December 31, 2020 and 2019 will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at December 31, 2020.

Note 25 – Derivative instruments and hedging activities

The use of derivatives is incorporated as part of the Corporation’s overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and cash flows that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest income is not materially affected by movements in interest rates. The Corporation uses derivatives in its trading activities to facilitate customer transactions, and as a means of risk management. As a result of interest rate fluctuations, hedged fixed and variable interest rate assets and liabilities will appreciate or depreciate in fair value. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by the Corporation’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. As a matter of policy, the Corporation does not use highly leveraged derivative instruments for interest rate risk management.

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

By using derivative instruments, the Corporation exposes itself to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Corporation’s credit risk will equal the fair value of the derivative asset. Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes the Corporation, thus creating a repayment risk for the Corporation. To manage the level of credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. On the other hand, when the fair value of a derivative contract is negative, the Corporation owes the counterparty and, therefore, the fair value of derivatives liabilities incorporates nonperformance risk or the risk that the obligation will not be fulfilled.

The credit risk attributed to the counterparty’s nonperformance risk is incorporated in the fair value of the derivatives. Additionally, as required by the fair value measurements guidance, the fair value of the Corporation’s own credit standing is considered in the fair value of the derivative liabilities. During the year ended December 31, 2020, inclusion of the credit risk in the fair value of the derivatives resulted in a gain of $0.7 million from the Corporation’s credit standing adjustment. During the years ended December 31, 2019 and 2018, the Corporation recognized a gain of $0.2 million and a loss of $0.6 million, respectively, from the Corporation’s credit standing adjustment.

The Corporation’s derivatives are subject to agreements which allow a right of set-off with each respective counterparty. In an event of default each party has a right of set-off against the other party for amounts owed in the related agreement and any other amount or obligation owed in respect of any other agreement or transaction between them. Pursuant to the Corporation’s accounting policy, the fair value of derivatives is not offset with the fair value of other derivatives held with the same counterparty even if these agreements allow a right of set-off. In addition, the fair value of derivatives is not offset with the amounts for the right to reclaim financial collateral or the obligation to return financial collateral.

Financial instruments designated as cash flow hedges or non-hedging derivatives outstanding at December 31, 2020 and 2019 were as follows:

	Notional amount		Derivative assets			Derivative liabilities

			Statement of	Fair value at		Statement of	Fair value at
	At December 31,		condition	December 31,		condition	December 31,
(In thousands)	2020	2019	classification	2020	2019	classification	2020	2019
Derivatives designated as
hedging instruments:
Forward contracts	$188,800	$97,600	Other assets	$-	$32	Other liabilities	$1,267	$264
Total derivatives designated
as hedging instruments	$188,800	$97,600		$-	$32		$1,267	$264
Derivatives not designated
as hedging instruments:
Interest rate caps	29,248	169,962	Other assets	-	1	Other liabilities	-	1
Indexed options on deposits	69,054	69,354	Other assets	20,785	17,933	-	-	-
Bifurcated embedded options	63,121	66,755	-	-	-	Interest bearing deposits	17,658	16,354
Total derivatives not
designated as
hedging instruments	$161,423	$306,071		$20,785	$17,934		$17,658	$16,355
Total derivative assets
and liabilities	$350,223	$403,671		$20,785	$17,966		$18,925	$16,619

Cash Flow Hedges

The Corporation utilizes forward contracts to hedge the sale of mortgage-backed securities with duration terms over one month. Interest rate forwards are contracts for the delayed delivery of securities, which the seller agrees to deliver on a specified future date at a specified price or yield. These forward contracts are hedging a forecasted transaction and thus qualify for cash flow hedge accounting. Changes in the fair value of the derivatives are recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) corresponding to these forward contracts is expected to be reclassified to earnings in the next twelve months. These contracts have a maximum remaining maturity of 77 days at December 31, 2020.

For cash flow hedges, net gains (losses) on derivative contracts that are reclassified from accumulated other comprehensive income (loss) to current period earnings are included in the line item in which the hedged item is recorded and during the period in which the forecasted transaction impacts earnings, as presented in the tables below.

Year ended December 31, 2020
(In thousands)	Amount of net gain (loss) recognized in OCI on derivatives (effective portion)	Classification in the statement of operations of the net gain (loss) reclassified from AOCI into income (effective portion and ineffective portion)	Amount of net gain (loss) reclassified from AOCI into income (effective portion)	Amount of net gain (loss) recognized in income on derivatives (ineffective portion)
Forward contracts	$(6,594)	Mortgage banking activities	$(5,559)	$-
Total	$(6,594)		$(5,559)	$-

Year ended December 31, 2019
(In thousands)	Amount of net gain (loss) recognized in OCI on derivatives (effective portion)	Classification in the statement of operations of the net gain (loss) reclassified from AOCI into income (effective portion and ineffective portion)	Amount of net gain (loss) reclassified from AOCI into income (effective portion)	Amount of net gain (loss) recognized in income on derivatives (ineffective portion)
Forward contracts	$(3,502)	Mortgage banking activities	$(3,992)	$-
Total	$(3,502)		$(3,992)	$-

Year ended December 31, 2018
(In thousands)	Amount of net gain (loss) recognized in OCI on derivatives (effective portion)	Classification in the statement of operations of the net gain (loss) reclassified from AOCI into income (effective portion and ineffective portion)	Amount of net gain (loss) reclassified from AOCI into income (effective portion)	Amount of net gain (loss) recognized in income on derivatives (ineffective portion)
Forward contracts	$536	Mortgage banking activities	$1,202	$(92)
Total	$536		$1,202	$(92)

Fair Value Hedges

At December 31, 2020 and 2019, there were no derivatives designated as fair value hedges.

Non-Hedging Activities

For the year ended December 31, 2020, the Corporation recognized a loss of $3.0 million (2019 – loss of $ 1.2 million; 2018 – gain of $ 1.3 million) related to its non-hedging derivatives, as detailed in the table below.

	Amount of Net Gain (Loss) Recognized in Income on Derivatives
		Year ended	Year ended	Year ended
	Classification of Net Gain (Loss)	December 31,	December 31,	December 31,
(In thousands)	Recognized in Income on Derivatives	2020	2019	2018
Forward contracts	Mortgage banking activities	$(5,027)	$(2,254)	$1,213
Interest rate caps	Other operating income	-	(5)	(4)
Indexed options on deposits	Interest expense	5,462	7,898	114
Bifurcated embedded options	Interest expense	(3,417)	(6,883)	(50)
Total		$(2,982)	$(1,244)	$1,273

Forward Contracts

The Corporation has forward contracts to sell mortgage-backed securities, which are accounted for as trading derivatives. Changes in their fair value are recognized in mortgage banking activities.

Interest Rate Caps

The Corporation enters into interest rate caps as an intermediary on behalf of its customers and simultaneously takes offsetting positions under the same terms and conditions, thus minimizing its market and credit risks.

Indexed and Embedded Options

The Corporation offers certain customers’ deposits whose return are tied to the performance of the Standard and Poor’s (“S&P 500”) stock market indexes, and other deposits whose returns are tied to other stock market indexes or other equity securities performance. The Corporation bifurcated the related options embedded within these customers’ deposits from the host contract in accordance with ASC Subtopic 815-15. In order to limit the Corporation’s exposure to changes in these indexes, the Corporation purchases indexed options which returns are tied to the same indexes from major broker dealer companies in the over the counter market. Accordingly, the embedded options and the related indexed options are marked-to-market through earnings.

Note 26 – Related party transactions

The Corporation grants loans to its directors, executive officers, including certain related individuals or organizations, and affiliates in the ordinary course of business. The activity and balance of these loans were as follows:

(In thousands)
Balance at December 31, 2018	$133,319
New loans	1,491
Payments	(1,800)
Other changes, including existing loans to new related parties	44
Balance at December 31, 2019	$133,054
New loans	8,360
Payments	(16,839)
Other changes, including existing loans to new related parties	316
Balance at December 31, 2020	$124,891
New loans and payments include disbursements and collections from existing lines of credit.

The Corporation has had loan transactions with the Corporation’s directors, executive officers, including certain related individuals or organizations, and affiliates, and proposes to continue such transactions in the ordinary course of its business, on substantially the same terms, including interest rates and collateral, as those prevailing for comparable loan transactions with third parties. Except as discussed below, the extensions of credit have not involved and do not currently involve more than normal risks of collection or present other unfavorable features. In addition, during 2020, in response to the coronavirus (COVID-19) pandemic, BPPR implemented loan payment moratorium programs with respect to consumer and commercial loans which were made available to all qualifying customers to provide financial relief during the pandemic. Certain Related Parties participated in this moratorium programs under the same terms and conditions offered to other unrelated third parties.

In June 2006, family members of a director of the Corporation, obtained a $0.8 million mortgage loan from Popular Mortgage, Inc., now a division of BPPR, secured by a residential property. The director was not a director of the Corporation at the time the loan was made. In March, 2012 the loan was restructured under BPPR’s loss mitigation program. During 2017, the borrower defaulted on his payment obligations under the restructured loan and as of December 31, 2018 the loan was 670 days past due. On October 2019, the Corporation completed a short sale of this loan which resulted in a charge-off of $0.4 million.

In 2010, as part of the Westernbank FDIC assisted transaction, BPPR acquired five commercial loans made to entities that were wholly owned by one brother-in-law of a director of the Corporation. The loans were secured by real estate and personally guaranteed by the director’s brother-in-law. The loans were originated by Westernbank between 2001 and 2005 and had an aggregate outstanding principal balance of approximately $33.5 million when they were acquired by BPPR in 2010. Between 2011 and 2014, the loans were restructured to consist of (i) five notes with an aggregate outstanding principal balance of $19.8 million with a 6% annual interest rate (“Notes A”) and (ii) five notes with an aggregate outstanding balance of $13.5 million with a 1% annual interest rate, to be paid upon maturity (“Notes B”). The restructured notes had an original maturity of September 30, 2016 and, thereafter, various interim renewals were approved to allow for the re-negotiation of a longer-term extension. The most recent of these interim renewals were approved on February, April and August 2020. These renewals, among other things, decreased the interest rate applicable to the Notes A to 4.25% and maintained the Notes B at an interest rate of 1%. During 2020, the Audit Committee also authorized two separate 90-day principal and interest moratoriums, from March to May and from June to August, as financial relief in response to the coronavirus (COVID-19) pandemic. On September 2020, in accordance with the Related Party Transaction Policy and after being approved by the Audit Committee, the maturity date of the credit facilities was extended until April 2022, fixing the interest rate at 4.25% for Notes A and at 1% for Notes B during such term. The aggregate outstanding balance on the loans as of December 31, 2020 was approximately $31.4 million, of which approximately $17.9 million corresponded to Notes A and $13.5 million to Notes B.

The brother of an executive officer of the Corporation and his wife have three outstanding loans, each secured by the borrowers’ principal residence, where BPPR acts as either lender or servicer. The aggregate original amount of these loans was of $0.7 million, comprised of one mortgage loan of approximately $0.5 million, which is owned by a third-party investor and in which BPPR is the servicer, one mortgage loan of $0.1 million secured by a second mortgage and another mortgage loan of $0.1 million secured by a third mortgage. The borrowers entered into default with their respective obligations under all of these loan agreements. In February 2019, and pursuant to the terms of the Related Party Policy, the Audit Committee approved a series of transactions related to the aforementioned mortgages. With respect to the first mortgage, on February 2020, the parties entered into a deed in lieu of foreclosure pursuant to which the property was transferred to the investor free and clear of liens, resulting in the cancellation of the first mortgage loan. In connection therewith, BPPR released the second and third mortgages over the residential property. As part of the transaction, the borrowers made a cash contribution of $30 thousand to reduce the principal amount of the second mortgage loan and issue, for the benefit of BPPR, a promissory note in the amount of $82 thousand in order to grant BPPR the right to collect from borrowers the balance of the debt. The borrowers are required to make monthly payments of approximately $1 thousand until the maturity date of this unsecured promissory note. During 2020, the borrowers did not make payments on this promissory note. With respect to the third mortgage BPPR is currently negotiating with the borrower to establish a repayment plan in connection with the $92 thousand outstanding balance of such third mortgage.

In April 2010, in connection with the acquisition of the Westernbank assets from the FDIC, as receiver, BPPR acquired a term loan to a corporate borrower partially owned by an investment corporation in which the Corporation’s Chairman, at that time the Chief Executive Officer, as well as certain of his family members, are the owners. In addition, the Chairman’s sister and brother-in-law are owners of an entity that holds an ownership interest in the borrower. At the time the loan was acquired by BPPR, it had an unpaid principal balance of $40.2 million. In May 2017, this loan was sold by BPPR to Popular, Inc., holding company (“PIHC”). At the time of sale, the loan had an unpaid principal balance of $37.9 million. PIHC paid $37.9 million to BPPR for the loan, of which $6.0 million was recognized by BPPR as a capital contribution representing the difference between the fair value and the book value of the loan at the time of transfer. Immediately upon being acquired by PIHC, the loan’s maturity was extended by 90 days (under the same terms as originally contracted) to provide the PIHC additional time to evaluate a refinancing or long-term extension of the loan. In August 2017, the credit facility was refinanced with a stated maturity in February 2019. During 2017, the facility was subject to the loan payment moratorium offered as part of the hurricane relief efforts. As such, interest payments amounting to approximately $0.5 million were deferred and capitalized as part of the loan balance. In February 2019, the Audit Committee approved, under the Related Party Policy, a 36-month renewal of the loan at an interest rate of 5.75% and a 30-year amortization schedule. As of December 31, 2020, the unpaid principal balance amounted to $36.6 million.

In April 2010, a private trust and a sister-in-law of a director, as co-borrowers, obtained a $0.2 million mortgage loan from Popular Mortgage, then a subsidiary of BPPR, secured by a residential property. The loan was a fully amortizing 40-year mortgage loan with a fixed annual rate of 2.99% for the first 5 years, and thereafter an annual rate of 5.875%. From March to August 2020, the borrowers participated in the COVID-19 forbearance program offered by BPPR to qualifying mortgage customers in response to the coronavirus (COVID-19) pandemic. After the expiration of such moratorium period, borrowers did not make any payments under the loan during the months of September and October 2020, thereby defaulting on the indebtedness. On November 2020, the borrowers requested and were granted, an additional 3-month loan payment moratorium pursuant to BPPR’s ordinary course loss mitigation program, which expired in January 2021. Since the expiration of this 3-month loan payment forbearance the borrowers have failed to make the monthly loan payments when due. The outstanding balance of the loan as of December 31, 2020 was approximately $0.2 million.

In August 2018, BPPR acquired certain assets and assumed certain liabilities of Reliable Financial Services and Reliable Finance Holding Company, Puerto Rico-based subsidiaries of Wells Fargo & Company engaged in the auto finance business in Puerto Rico. As part of the acquisition transaction, the Corporation entered into an agreement with Reliable Financial Services to sublease the space necessary to continue the acquired operations. Reliable Financial Services’ underlying lease agreement was with an entity in which the Chairman of the Corporation’s Board and his family members hold an ownership interest, described in the preceding paragraph as having a loan with the Corporation. This lease expired on April 30, 2019 pursuant to its terms. During 2019, the Corporation paid to Reliable Financial Services approximately $0.5 million under the sublease.

At December 31, 2020, the Corporation’s banking subsidiaries held deposits from related parties, excluding EVERTEC, Inc. (“EVERTEC”) amounting to $851 million (2019 - $576 million).

From time to time, the Corporation, in the ordinary course of business, obtains services from related parties that have some association with the Corporation. Management believes the terms of such arrangements are consistent with arrangements entered into with independent third parties.

For the year ended December 31, 2020, the Corporation made contributions of approximately $1.6 million to Fundación Banco Popular and Popular Bank Foundation, which are not-for-profit corporations dedicated to philanthropic work (2019 - $1.1 million). The Corporation also provided human and operational resources to support the activities of the Fundación Banco Popular which in 2020 amounted to approximately $1.4 million (2019- $1.4 million).

Related party transactions with EVERTEC, as an affiliate

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of December 31, 2020, the Corporation’s stake in EVERTEC was 16.16%.The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

The Corporation received $2.3 million in dividend distributions during the year ended December 31, 2020 from its investments in EVERTEC’s holding company (December 31, 2019 - $2.3 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the consolidated statement of financial condition.
(In thousands)	December 31, 2020	December 31, 2019
Equity investment in EVERTEC	$86,158	$73,534

The Corporation had the following financial condition balances outstanding with EVERTEC at December 31, 2020 and December 31, 2019. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	December 31, 2020	December 31, 2019
Accounts receivable (Other assets)	$5,678	$7,779
Deposits	(125,361)	(63,850)
Accounts payable (Other liabilities)	(2,395)	(1,290)
Net total	$(122,078)	$(57,361)

The Corporation’s proportionate share of income from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income and changes in stockholders’ equity for the years ended December 31, 2020, 2019 and 2018.

	Years ended December 31,
(In thousands)	2020	2019	2018
Share of income from investment in EVERTEC	$16,936	$16,749	$13,892
Share of other changes in EVERTEC's stockholders' equity	865	516	1,659
Share of EVERTEC's changes in equity recognized in income	$17,801	$17,265	$15,551

The following tables present the impact of transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the years ended December 31, 2020, 2019 and 2018. Items that represent expenses to the Corporation are presented with parenthesis.

	Years ended December 31,
(In thousands)	2020	2019	2018	Category
Interest expense on deposits	$(315)	$(106)	$(79)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	22,406	29,224	33,658	Other service fees
Rental income charged to EVERTEC	7,305	7,418	7,271	Net occupancy
Fees on services provided by EVERTEC	(223,069)	(219,992)	(174,048)	Professional fees
Other services provided to EVERTEC	1,002	1,118	1,059	Other operating expenses
Total	$(192,671)	$(182,338)	$(132,139)

Centro Financiero BHD León

At December 31, 2020, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the year ended December 31, 2020, the Corporation recorded $27.0 million in earnings from its investment in BHD León (December 31, 2019 - $26.6 million), which had a carrying amount of $153.1 million at December 31, 2020 (December 31, 2019 - $151.6 million). The Corporation received $13.2 million in dividend distributions during the year ended December 31, 2020 from its investment in BHD León (December 31, 2019 - $12.6 million).

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

For the year ended December 31, 2020 administrative fees charged to these investment companies amounted to $6.3 million (December 31, 2019 - $6.4 million) and waived fees amounted to $2.8 million (December 31, 2019 - $2.2 million), for a net fee of $3.5 million (December 31, 2019 - $4.2 million).

The Corporation, through its subsidiary BPPR, has also entered into certain uncommitted credit facilities with those investment companies. As of December 31, 2020, the available lines of credit facilities amounted to $275 million (December 31, 2019 - $330 million). The aggregate sum of all outstanding balances under all credit facilities that may be made available by BPPR, from time to time, to those investment companies for which BPPR acts as investment advisor or co-investment advisor, shall never exceed the lesser of $200 million or 10% of BPPR’s capital. At December 31, 2020 there was no outstanding balance for these credit facilities.

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

• Level 3 - Inputs are unobservable and significant to the fair value measurement. Unobservable inputs reflect the Corporation’s own judgements about assumptions that market participants would use in pricing the asset or liability.

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019 and on a nonrecurring basis in periods subsequent to initial recognition for the years ended December 31, 2020, 2019, and 2018:

At December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$3,499,781	$7,288,259	$-	$10,788,040
Obligations of U.S. Government sponsored entities	-	60,184	-	60,184
Collateralized mortgage obligations - federal agencies	-	392,132	-	392,132
Mortgage-backed securities	-	10,319,547	1,014	10,320,561
Other	-	235	-	235
Total debt securities available-for-sale	$3,499,781	$18,060,357	$1,014	$21,561,152
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$11,506	$-	$-	$11,506
Obligations of Puerto Rico, States and political subdivisions	-	103	-	103
Collateralized mortgage obligations	-	68	278	346
Mortgage-backed securities	-	24,338	-	24,338
Other	-	-	381	381
Total trading account debt securities, excluding derivatives	$11,506	$24,509	$659	$36,674
Equity securities	$-	$29,590	$-	$29,590
Mortgage servicing rights	-	-	118,395	118,395
Derivatives	-	20,785	-	20,785
Total assets measured at fair value on a recurring basis	$3,511,287	$18,135,241	$120,068	$21,766,596
Liabilities
Derivatives	$-	$(18,925)	$-	$(18,925)
Total liabilities measured at fair value on a recurring basis	$-	$(18,925)	$-	$(18,925)

At December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$3,841,715	$8,214,540	$-	$12,056,255
Obligations of U.S. Government sponsored entities	-	122,404	-	122,404
Obligations of Puerto Rico, States and political subdivisions	-	6,975	-	6,975
Collateralized mortgage obligations - federal agencies	-	586,175	-	586,175
Mortgage-backed securities	-	4,875,132	1,182	4,876,314
Other	-	350	-	350
Total debt securities available-for-sale	$3,841,715	$13,805,576	$1,182	$17,648,473
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$7,081	$2	$-	$7,083
Obligations of Puerto Rico, States and political subdivisions	-	633	-	633
Collateralized mortgage obligations	-	76	530	606
Mortgage-backed securities	-	28,556	-	28,556
Other	-	3,003	440	3,443
Total trading account debt securities, excluding derivatives	$7,081	$32,270	$970	$40,321
Equity securities	$-	$21,327	$-	$21,327
Mortgage servicing rights	-	-	150,906	150,906
Derivatives	-	17,966	-	17,966
Total assets measured at fair value on a recurring basis	$3,848,796	$13,877,139	$153,058	$17,878,993
Liabilities
Derivatives	$-	$(16,619)	$-	$(16,619)
Total liabilities measured at fair value on a recurring basis	$-	$(16,619)	$-	$(16,619)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the years ended December 31, 2020, 2019 and 2018 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Year ended December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$74,511	$74,511	$(15,290)
Loans held-for-sale[2]	-	-	2,738	2,738	(1,311)
Other real estate owned[3]	-	-	20,123	20,123	(3,325)
Other foreclosed assets[3]	-	-	116	116	(148)
ROU assets[4]	-	-	446	446	(15,920)
Leasehold improvements[4]	-	-	126	126	(2,084)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$98,060	$98,060	$(38,078)
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
[4]

The impairment was measured based on the sublease rental value of the branches that were subject to the strategic realignment of PB’s New York Metro Branch network. Refer to Note 32 for additional information.

Year ended December 31, 2019

(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$35,363	$35,363	$(13,533)
Other real estate owned[2]	-	-	18,132	18,132	(3,526)
Other foreclosed assets[2]	-	-	1,213	1,213	(156)
Long-lived assets held-for-sale[3]	-	-	2,500	2,500	(2,591)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$57,208	$57,208	$(19,806)
[1]

Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations. Costs to sell are excluded from the reported fair value amount.

[2]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.
[3]	Represents the fair value of long-lived assets held-for-sale that were written down to their fair value.

Year ended December 31, 2018

(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$73,893	$73,893	$(25,745)
Other real estate owned[2]	-	-	43,463	43,463	(9,189)
Other foreclosed assets[2]	-	-	1,349	1,349	(722)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$118,705	$118,705	$(35,656)
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

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2020, 2019, and 2018.

Year ended December 31, 2020
	MBS		Other
	classified	CMOs	securities
	as debt	classified	classified
	securities	as trading	as trading	Mortgage
	available-	account debt	account debt	servicing	Total
(In thousands)	for-sale	securities	securities	rights	assets
Balance at January 1, 2020	$1,182	$530	$440	$150,906	$153,058
Gains (losses) included in earnings	-	(1)	(59)	(42,055)	(42,115)
Gains (losses) included in OCI	(18)	-	-	-	(18)
Additions	-	4	-	9,544	9,548
Settlements	(150)	(255)	-	-	(405)
Balance at December 31, 2020	$1,014	$278	$381	$118,395	$120,068
Changes in unrealized gains (losses) included in earnings relating to assets still held at December 31, 2020	$-	$-	$27	$(19,327)	$(19,300)

Year ended December 31, 2019
	MBS			Other
	classified	CMOs		securities
	as debt	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account debt	trading account	account debt	servicing	Total
(In thousands)	for-sale	securities	debt securities	securities	rights	assets
Balance at January 1, 2019	$1,233	$611	$43	$485	$169,777	$172,149
Gains (losses) included in earnings	-	(1)	(1)	(45)	(27,516)	(27,563)
Gains (losses) included in OCI	(1)	-	-	-	-	(1)
Additions	-	71	25	-	9,143	9,239
Settlements	(50)	(151)	(41)	-	(498)	(740)
Transfers out of Level 3	-	-	(26)	-	-	(26)
Balance at December 31, 2019	$1,182	$530	$-	$440	$150,906	$153,058
Changes in unrealized gains (losses) included in earnings relating to assets still held at December 31, 2019	$-	$1	$-	$20	$(14,190)	$(14,169)

Year ended December 31, 2018
	MBS			Other
	classified	CMOs		securities
	as debt	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account debt	trading account	account debt	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	debt securities	securities	rights	assets	consideration[1]	liabilities
Balance at January 1, 2018	$1,288	$529	$43	$529	$168,031	$170,420	$(164,858)	$(164,858)
Gains (losses) included in earnings	-	2	-	(44)	(8,477)	(8,519)	(6,112)	(6,112)
Gains (losses) included in OCI	(5)	-	-	-	-	(5)	-	-
Additions	-	260	-	-	10,223	10,483	-	-
Settlements	(50)	(180)	-	-	-	(230)	170,970	170,970
Balance at December 31, 2018	$1,233	$611	$43	$485	$169,777	$172,149	$-	$-
Changes in unrealized gains (losses) included in earnings relating to assets still held at December 31, 2018	$-	$2	$-	$20	$8,703	$8,725	$-	$-
[1]	Effective May 22, 2018, the Corporation entered into a Termination Agreement with the FDIC to terminate the Corporation’s loss share arrangement ahead of their contractual maturities.

During the year ended December 31, 2019, certain MBS were transferred from Level 3 to Level 2 due to a change in valuation technique from an internally prepared pricing matrix to a bond’s theoretical value.

Gains and losses (realized and unrealized) included in earnings for the years ended December 31, 2020, 2019, and 2018 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:
	2020		2019		2018
	Total	Changes in unrealized	Total	Changes in unrealized	Total	Changes in unrealized
	gains (losses)	gains (losses)	gains (losses)	gains (losses)	gains (losses)	gains (losses)
	included	relating to assets still	included	relating to assets still	included	relating to assets still
(In thousands)	in earnings	held at reporting date	in earnings	held at reporting date	in earnings	held at reporting date
FDIC loss share (expense) income	$-	$-	$-	$-	$(6,112)	$-
Mortgage banking activities	(42,055)	(19,327)	(27,516)	(14,190)	(8,477)	8,703
Trading account (loss) profit	(60)	27	(47)	21	(42)	22
Total	$(42,115)	$(19,300)	$(27,563)	$(14,169)	$(14,631)	$8,725

The following tables include quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources at December 31, 2020 and 2019.

	Fair value
	at December 31,
(In thousands)	2020		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$278		Discounted cash flow model	Weighted average life	1.2 years (0.6 - 1.4 years)
				Yield	3.6% (3.6% - 4.1%)
				Prepayment speed	17.7% (13.8% - 18.3%)
Other - trading	$381		Discounted cash flow model	Weighted average life	3.6 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$118,395		Discounted cash flow model	Prepayment speed	6.9%(0.3% - 24.6%)
				Weighted average life	6.0 years (0.1 - 12.3 years)
				Discount rate	11.1% (9.5% - 14.7%)
Loans held-in-portfolio	$74,347	[2]	External appraisal	Haircut applied on
				external appraisals	20.9% (10.0% - 40.0%)
Other real estate owned	$14,926	[3]	External appraisal	Haircut applied on
				external appraisals	22.1% (5.0% - 30.0%)
[1]					Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]					Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]					Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

	Fair value
	at December 31,
(In thousands)	2019		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$530		Discounted cash flow model	Weighted average life	1.6 years (1.3 - 1.8 years)
				Yield	4.0% (3.9% - 4.4%)
				Prepayment speed	18.3% (14.8% - 20.7%)
Other - trading	$440		Discounted cash flow model	Weighted average life	3.8 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$150,906		Discounted cash flow model	Prepayment speed	6.0% (0.2% - 18.5%)
				Weighted average life	6.5 years (0.1 - 14.4 years)
				Discount rate	11.1% (9.5% - 14.7%)
Loans held-in-portfolio	$38,907	[2]	External appraisal	Haircut applied on
				external appraisals	10.0%
Other real estate owned	$16,119	[3]	External appraisal	Haircut applied on
				external appraisals	23.8% (5.0% - 35.0%)
[1]					Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]					Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]					Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

Trading account debt securities and debt securities available-for-sale

• U.S. Treasury securities: The fair value of U.S. Treasury notes is based on yields that are interpolated from the constant maturity treasury curve. These securities are classified as Level 2. U.S. Treasury bills are classified as Level 1 given the high volume of trades and pricing based on those trades.

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

• Collateralized mortgage obligations: Agency collateralized mortgage obligations (“CMOs”) are priced based on a bond’s theoretical value derived from similar bonds defined by credit quality and market sector and for which fair value incorporates an option adjusted spread. The option adjusted spread model includes prepayment and volatility assumptions, ratings (whole loans collateral) and spread adjustments. These CMOs are classified as Level 2. Other CMOs, due to their limited liquidity, are classified as Level 3 due to the insufficiency of inputs such as executed trades, credit information and cash flows.

• Corporate securities (included as “other” in the “available-for-sale” category): Given that the quoted prices are for similar instruments, these securities are classified as Level 2.

• Corporate securities and interest-only strips (included as “other” in the “trading account debt securities” category): For corporate securities, quoted prices for these security types are obtained from broker dealers. Given that the quoted prices are for similar instruments or do not trade in highly liquid markets, these securities are classified as Level 2. Given that the fair value was estimated based on a discounted cash flow model using unobservable inputs, interest-only strips are classified as Level 3.

Equity securities

Equity securities are comprised principally of shares in closed-ended and open-ended mutual funds and other equity securities. Closed-end funds are traded on the secondary market at the shares’ market value. Open-ended funds are considered to be liquid, as investors can sell their shares continually to the fund and are priced at NAV. Mutual funds are classified as Level 2. Other equity securities that do not trade in highly liquid markets are also classified as Level 2.

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

Loans held-in-portfolio that are collateral dependent

The impairment is measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations and which could be subject to internal adjustments. These collateral dependent loans are classified as Level 3.

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

Other real estate owned and other foreclosed assets

Other real estate owned includes real estate properties securing mortgage, consumer, and commercial loans. Other foreclosed assets include primarily automobiles securing auto loans. The fair value of foreclosed assets may be determined using an external appraisal, broker price opinion, or an internal valuation. These foreclosed assets are classified as Level 3 since they are subject to internal adjustments.

ROU assets and leasehold improvements

The impairment was measured based on the sublease rental value of the branches that were subject to the strategic realignment of PB’s New York Metro Branch network. These ROU assets and leasehold improvements are classified as Level 3.

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

The fair values reflected herein have been determined based on the prevailing rate environment at December 31, 2020 and December 31, 2019, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	December 31, 2020
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$491,065	$491,065	$-	$-	$491,065
Money market investments	11,640,880	11,634,851	6,029	-	11,640,880
Trading account debt securities, excluding derivatives[1]	36,674	11,506	24,509	659	36,674
Debt securities available-for-sale[1]	21,561,152	3,499,781	18,060,357	1,014	21,561,152
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$70,768	$-	$-	$83,298	$83,298
Collateralized mortgage obligation-federal agency	31	-	-	32	32
Securities in wholly owned statutory business trusts	11,561	-	11,561	-	11,561
Total debt securities held-to-maturity	$82,360	$-	$11,561	$83,330	$94,891
Equity securities:
FHLB stock	$49,799	$-	$49,799	$-	$49,799
FRB stock	93,045	-	93,045	-	93,045
Other investments	30,893	-	29,590	1,495	31,085
Total equity securities	$173,737	$-	$172,434	$1,495	$173,929
Loans held-for-sale	$99,455	$-	$-	$102,189	$102,189
Loans held-in-portfolio	28,488,946	-	-	27,098,297	27,098,297
Mortgage servicing rights	118,395	-	-	118,395	118,395
Derivatives	20,785	-	20,785	-	20,785
	December 31, 2020
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$49,558,492	$-	$49,558,492	$-	$49,558,492
Time deposits	7,307,848	-	7,319,963	-	7,319,963
Total deposits	$56,866,340	$-	$56,878,455	$-	$56,878,455
Assets sold under agreements to repurchase	$121,303	$-	$121,257	$-	$121,257
Notes payable:
FHLB advances	$542,469	$-	$561,977	$-	$561,977
Unsecured senior debt securities	296,574	-	321,078	-	321,078
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,929	-	395,078	-	395,078
FRB advances	1,009	-	1,009	-	1,009
Total notes payable	$1,224,981	$-	$1,279,142	$-	$1,279,142
Derivatives	$18,925	$-	$18,925	$-	$18,925
[1]	Refer to Note 27 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level

	December 31, 2019
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$388,311	$388,311	$-	$-	$388,311
Money market investments	3,262,286	3,256,274	6,012	-	3,262,286
Trading account debt securities, excluding derivatives[1]	40,321	7,081	32,270	970	40,321
Debt securities available-for-sale[1]	17,648,473	3,841,715	13,805,576	1,182	17,648,473
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$85,556	$-	$-	$93,002	$93,002
Collateralized mortgage obligation-federal agency	45	-	-	47	47
Securities in wholly owned statutory business trusts	11,561	-	11,561	-	11,561
Other	500	-	500	-	500
Total debt securities held-to-maturity	$97,662	$-	$12,061	$93,049	$105,110
Equity securities:
FHLB stock	$43,787	$-	$43,787	$-	$43,787
FRB stock	93,470	-	93,470	-	93,470
Other investments	22,630	-	21,328	7,367	28,695
Total equity securities	$159,887	$-	$158,585	$7,367	$165,952
Loans held-for-sale	$59,203	$-	$-	$60,030	$60,030
Loans held-in-portfolio	26,929,165	-	-	25,051,400	25,051,400
Mortgage servicing rights	150,906	-	-	150,906	150,906
Derivatives	17,966	-	17,966	-	17,966
	December 31, 2019
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$36,083,809	$-	$36,083,809	$-	$36,083,809
Time deposits	7,674,797	-	7,598,732	-	7,598,732
Total deposits	$43,758,606	$-	$43,682,541	$-	$43,682,541
Assets sold under agreements to repurchase	$193,378	$-	$193,271	$-	$193,271
Notes payable:
FHLB advances	$421,399	$-	$429,718	$-	$429,718
Unsecured senior debt	295,307	-	323,415	-	323,415
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,902	-	395,216	-	395,216
Total notes payable	$1,101,608	$-	$1,148,349	$-	$1,148,349
Derivatives	$16,619	$-	$16,619	$-	$16,619
[1]	Refer to Note 27 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.

The notional amount of commitments to extend credit at December 31, 2020 and December 31, 2019 is $ 9.3 billion and $ 8.4 billion, respectively, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at December 31, 2020 and December 31, 2019 is $ 24 million and $ 78 million respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 29 – Employee benefits

Certain employees of BPPR are covered by three non-contributory defined benefit pension plans, the Banco Popular de Puerto Rico Retirement Plan and two Restoration Plans. Pension benefits are based on age, years of credited service, and final average compensation (the “Pension Plans”).

The Pension Plans are currently closed to new hires and the accrual of benefits are frozen to all participants. The Pension Plans’ benefit formula is based on a percentage of average final compensation and years of service as of the plan freeze date. Normal retirement age under the retirement plan is age 65 with 5 years of service. Pension costs are funded in accordance with minimum funding standards under the Employee Retirement Income Security Act of 1974 (“ERISA”). Benefits under the Pension Plans are subject to the U.S. and Puerto Rico Internal Revenue Code limits on compensation and benefits. Benefits under restoration plans restore benefits to selected employees that are limited under the Banco Popular de Puerto Rico Retirement Plan due to U.S. and Puerto Rico Internal Revenue Code limits and a compensation definition that excludes amounts deferred pursuant to nonqualified arrangements.

In addition to providing pension benefits, BPPR provides certain health care benefits for certain retired employees (the “OPEB Plan”). Regular employees of BPPR, hired before February 1, 2000, may become eligible for health care benefits, provided they reach retirement age while working for BPPR.

The Corporation’s funding policy is to make annual contributions to the plans, when necessary, in amounts which fully provide for all benefits as they become due under the plans.

The Corporation’s pension fund investment strategy is to invest in a prudent manner for the exclusive purpose of providing benefits to participants. A well defined internal structure has been established to develop and implement a risk-controlled investment strategy that is targeted to produce a total return that, when combined with BPPR contributions to the fund, will maintain the fund’s ability to meet all required benefit obligations. Risk is controlled through diversification of asset types, such as investments in domestic and international equities and fixed income.

Equity investments include various types of stock and index funds. Also, this category includes Popular, Inc.’s common stock. Fixed income investments include U.S. Government securities and other U.S. agencies’ obligations, corporate bonds, mortgage loans, mortgage-backed securities and index funds, among others. A designated committee periodically reviews the performance of the pension plans’ investments and assets allocation. The Trustee and the money managers are allowed to exercise investment discretion, subject to limitations established by the pension plans’ investment policies. The plans forbid money managers to enter into derivative transactions, unless approved by the Trustee.

The overall expected long-term rate-of-return-on-assets assumption reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the plan assets, with consideration given to the distribution of the investments by asset class and historical rates of return for each individual asset class. This process is reevaluated at least on an annual basis and if market, actuarial and economic conditions change, adjustments to the rate of return may come into place.

The Pension Plans weighted average asset allocation as of December 31, 2020 and 2019 and the approved asset allocation ranges, by asset category, are summarized in the table below.
	Minimum allotment	Maximum allotment	2020	2019
Equity	0%	70%	38%	36%
Debt securities	0%	100%	60%	62%
Popular related securities	0%	5%	1%	1%
Cash and cash equivalents	0%	100%	1%	1%

The following table sets forth by level, within the fair value hierarchy, the Pension Plans’ assets at fair value at December 31, 2020 and 2019. Investments measured at net asset value per share (“NAV”) as a practical expedient have not been classified in the fair value hierarchy, but are presented in order to permit reconciliation of the plans’ assets.

	2020					2019
(In thousands)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Obligations of the U.S. Government, its agencies, states and political subdivisions	$-	$187,065	$-	$7,377	$194,442	$-	$171,744	$-	$7,239	$178,983
Corporate bonds and debentures	-	326,344	-	8,180	334,524	-	304,958	-	7,730	312,688
Equity securities - Common Stocks	101,081	-	-	-	101,081	116,254	-	-	-	116,254
Equity securities - ETF's	94,009	38,229	-	-	132,238	52,083	35,559	-	-	87,642
Foreign commingled trust funds	-	-	-	98,431	98,431	-	-	-	82,030	82,030
Mutual fund	-	4,526	-	-	4,526	-	4,490	-	-	4,490
Mortgage-backed securities	-	-	-	-	-	-	5,777	-	-	5,777
Private equity investments	-	-	70	-	70	-	-	74	-	74
Cash and cash equivalents	9,626	-	-	-	9,626	7,401	-	-	-	7,401
Accrued investment income	-	-	3,847	-	3,847	-	-	4,596	-	4,596
Total assets	$204,716	$556,164	$3,917	$113,988	$878,785	$175,738	$522,528	$4,670	$96,999	$799,935

The closing prices reported in the active markets in which the securities are traded are used to value the investments.

Following is a description of the valuation methodologies used for investments measured at fair value:

• Obligations of U.S. Government, its agencies, states and political subdivisions - The fair value of Obligations of U.S. Government and its agencies obligations are based on an active exchange market and on quoted market prices for similar securities. U.S. agency structured notes are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector and for which the fair value incorporates an option adjusted spread in deriving their fair value. The fair value of municipal bonds are based on trade data on these instruments reported on Municipal Securities Rulemaking Board (“MSRB”) transaction reporting system or comparable bonds from the same issuer and credit quality. These securities are classified as Level 2, except for the governmental index funds that are measured at NAV.

• Corporate bonds and debentures - Corporate bonds and debentures are valued at fair value at the closing price reported in the active market in which the bond is traded. These securities are classified as Level 2, except for the corporate bond funds that are measured at NAV.

• Equity securities – common stocks - Equity securities with quoted market prices obtained from an active exchange market and high liquidity are classified as Level 1.

• Equity securities – ETF’s – Exchange Traded Funds shares with quoted market prices obtained from an active exchange market. Highly liquid ETF’s are classified as Level 1 while less liquid ETF’s are classified as Level 2.

• Foreign commingled trust fund- Collective investment funds are valued at the NAV of shares held by the plan at year end.

• Mutual funds – Mutual funds are valued at the NAV of shares held by the plan at year end. Mutual funds are classified as Level 2.

• Mortgage-backed securities – The fair value is based on trade data from brokers and exchange platforms where these instruments regularly trade. Certain agency mortgage and other asset backed securities (“MBS”) are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector. Their fair value incorporates an option adjusted spread and prepayment projections. The agency MBS are classified as Level 2.

• Private equity investments - Private equity investments include an investment in a private equity fund. The fund value is recorded at its net realizable value which is affected by the changes in the fair market value of the investments held in the fund. This fund is classified as Level 3.

• Cash and cash equivalents - The carrying amount of cash and cash equivalents is a reasonable estimate of the fair value since it is available on demand or due to their short-term maturity. Cash and cash equivalents are classified as Level 1.

• Accrued investment income – Given the short-term nature of these assets, their carrying amount approximates fair value. Since there is a lack of observable inputs related to instrument specific attributes, these are reported as Level 3.

The preceding valuation methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table presents the change in Level 3 assets measured at fair value.

(In thousands)	2020	2019
Balance at beginning of year	$4,670	$5,092
Purchases, sales, issuance and settlements (net)	(753)	(422)
Balance at end of year	$3,917	$4,670

There were no transfers in and/or out of Level 3 for financial instruments measured at fair value on a recurring basis during the years ended December 31, 2020 and 2019. There were no transfers in and/or out of Level 1 and Level 2 during the years ended December 31, 2020 and 2019.

Information on the shares of common stock held by the pension plans is provided in the table that follows.

(In thousands, except number of shares information)	2020	2019
Shares of Popular, Inc. common stock	162,936	156,444
Fair value of shares of Popular, Inc. common stock	$9,177	$9,191
Dividends paid on shares of Popular, Inc. common stock held by the plan	$238	$177

The following table presents the components of net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018.

	Pension Plans			OPEB Plan
(In thousands)	2020	2019	2018	2020	2019	2018
Personnel costs:
Service cost	$-	$-	$-	$713	$759	$1,028
Other operating expenses:
Interest cost	23,389	28,439	25,493	4,913	5,955	5,562
Expected return on plan assets	(38,104)	(32,388)	(40,240)	-	-	-
Amortization of prior service cost (credit)	-	-	-	-	-	(3,470)
Recognized net actuarial loss	20,880	23,508	20,260	567	-	1,282
Net periodic benefit cost	$6,165	$19,559	$5,513	$6,193	$6,714	$4,402
Termination benefit loss	-	-	-	-	-	1,790
Total benefit cost	$6,165	$19,559	$5,513	$6,193	$6,714	$6,192

During the year 2018, the termination benefit loss of $1.8 million related to the additional health care benefits provided to the eligible employees that accepted to participate in the “VRP” was recorded as “Personnel costs” in the Consolidated Statement of Operations.

The following table sets forth the aggregate status of the plans and the amounts recognized in the consolidated financial statements at December 31, 2020 and 2019.

	Pension Plans		OPEB Plan
(In thousands)	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$852,551	$754,558	$168,681	$153,415
Service cost	-	-	713	759
Interest cost	23,389	28,439	4,913	5,955
Actuarial loss[1]	83,277	113,642	11,247	15,752
Benefits paid	(44,864)	(44,088)	(6,344)	(7,200)
Benefit obligation at end of year	$914,353	$852,551	$179,210	$168,681
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$799,935	$685,823	$-	$-
Actual return on plan assets	123,484	137,970	-	-
Employer contributions	230	20,230	6,344	7,200
Benefits paid	(44,864)	(44,088)	(6,344)	(7,200)
Fair value of plan assets at end of year	$878,785	$799,935	$-	$-
Funded status of the plan:
Benefit obligation at end of year	$(914,353)	$(852,551)	$(179,210)	$(168,681)
Fair value of plan assets at end of year	878,785	799,935	-	-
Funded status at year end	$(35,568)	$(52,616)	$(179,210)	$(168,681)
Amounts recognized in accumulated other comprehensive loss:
Net loss	265,899	288,882	32,152	21,472
Accumulated other comprehensive loss (AOCL)	$265,899	$288,882	$32,152	$21,472
Reconciliation of net (liabilities) assets:
Net liabilities at beginning of year	$(52,616)	$(68,735)	$(168,681)	$(153,415)
Amount recognized in AOCL at beginning of year, pre-tax	288,882	304,330	21,472	5,720
Amount prepaid at beginning of year	236,266	235,595	(147,209)	(147,695)
Net periodic benefit cost	(6,165)	(19,559)	(6,193)	(6,714)
Contributions	230	20,230	6,344	7,200
Amount prepaid at end of year	230,331	236,266	(147,058)	(147,209)
Amount recognized in AOCL	(265,899)	(288,882)	(32,152)	(21,472)
Net liabilities at end of year	$(35,568)	$(52,616)	$(179,210)	$(168,681)
[1]

For 2020, significant components of the Pension Plans actuarial loss that changed the benefit obligation were mainly related to a decrease in discount rates partially offset by a greater return on the fair value of plan assets. For OPEB Plans significant components of the actuarial loss that change the benefit obligation were mainly related to a decrease in discount rates partially offset by the per capita claim assumption at year-end which was lower than expected and the healthcare trend rate assumption which was updated at year-end. For 2019, significant components of the Pension Plans actuarial loss that changed the benefit obligation were mainly related to updates in discount and mortality rates. For OPEB Plans significant components of the actuarial loss that change the benefit obligation were mainly related to updates in discount and mortality rates partially offset by update in healthcare election rates and expected annual healthcare costs.

The following table presents the change in accumulated other comprehensive loss (“AOCL”), pre-tax, for the years ended December 31, 2020 and 2019.

(In thousands)	Pension Plans		OPEB Plan
	2020	2019	2020	2019
Accumulated other comprehensive loss at beginning of year	$288,882	$304,330	$21,472	$5,720
Increase (decrease) in AOCL:
Recognized during the year:
Amortization of actuarial losses	(20,880)	(23,508)	(567)	-
Occurring during the year:
Net actuarial (gains) losses	(2,103)	8,060	11,247	15,752
Total (decrease) increase in AOCL	(22,983)	(15,448)	10,680	15,752
Accumulated other comprehensive loss at end of year	$265,899	$288,882	$32,152	$21,472

The Corporation estimates the service and interest cost components utilizing a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows.

To determine benefit obligation at year end, the Corporation used a weighted average of annual spot rates applied to future expected cash flows for years ended December 31, 2020 and 2019.

The following table presents the discount rate and assumed health care cost trend rates used to determine the benefit obligation and net periodic benefit cost for the plans:
	Pension Plans			OPEB Plan
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:	2020	2019	2018	2020	2019	2018
Discount rate for benefit obligation	3.22 - 3.27%	4.20 - 4.23%	3.54 - 3.56%	3.38%	4.30%	3.62%
Discount rate for service cost	N/A	N/A	N/A	3.72%	4.49%	3.74%
Discount rate for interest cost	2.81 - 2.83%	3.87 - 3.90%	3.16 - 3.20%	2.98%	3.99%	3.32%
Expected return on plan assets	5.00 - 5.80%	5.30 - 6.00%	5.50 - 6.00%	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.50%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that the ultimate trend rate is reached	N/A	N/A	N/A	2020	2019	2019
			Pension Plans		OPEB Plan
Weighted average assumptions used to determine benefit obligation at December 31:			2020	2019	2020	2019
Discount rate for benefit obligation			2.41-2.48%	3.22-3.27%	2.65%	3.38%
Initial health care cost trend rate			N/A	N/A	5.00%	5.00%
Ultimate health care cost trend rate			N/A	N/A	4.50%	5.00%
Year that the ultimate trend rate is reached			N/A	N/A	2023	2019

The following table presents information for plans with a projected benefit obligation and accumulated benefit obligation in excess of plan assets for the years ended December 31, 2020 and 2019.

	Pension Plans		OPEB Plan
(In thousands)	2020	2019	2020	2019
Projected benefit obligation	$914,353	$852,551	$179,210	$168,681
Accumulated benefit obligation	914,353	852,551	179,210	168,681
Fair value of plan assets	878,785	799,935	-	-

The Corporation expects to pay the following contributions to the plans during the year ended December 31, 2021.

(In thousands)	2021
Pension Plans	$229
OPEB Plan	$6,333

Benefit payments projected to be made from the plans during the next ten years are presented in the table below.

(In thousands)	Pension Plans	OPEB Plan
2021	$47,553	$6,333
2022	45,392	6,462
2023	45,542	6,609
2024	45,732	6,788
2025	45,841	6,955
2026 - 2030	227,986	37,686

The table below presents a breakdown of the plans’ liabilities at December 31, 2020 and 2019.

	Pension Plans		OPEB Plan
(In thousands)	2020	2019	2020	2019
Current liabilities	$229	$227	$6,328	$6,456
Non-current liabilities	35,339	52,389	172,882	162,225

Savings plans

The Corporation also provides defined contribution savings plans pursuant to Section 1081.01(d) of the Puerto Rico Internal Revenue Code and Section 401(k) of the U.S. Internal Revenue Code, as applicable, for substantially all the employees of the Corporation. Investments in the plans are participant-directed, and employer matching contributions are determined based on the specific provisions of each plan. Employees are fully vested in the employer’s contribution after five years of service. The cost of providing these benefits in the year ended December 31, 2020 was $14.0 million (2019 - $15.1 million, 2018 - $12.7 million).

The plans held 1,362,593 (2019 – 1,378,048) shares of common stock of the Corporation with a market value of approximately $77 million at December 31, 2020 (2019 - $81 million).

Note 30 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the years ended December 31, 2020, 2019 and 2018:

(In thousands, except per share information)	2020	2019	2018
Net income	$506,622	$671,135	$618,158
Preferred stock dividends	(1,758)	(3,723)	(3,723)
Net income applicable to common stock	$504,864	$667,412	$614,435
Average common shares outstanding	85,882,371	96,848,835	101,142,258
Average potential dilutive common shares	92,888	148,965	166,385
Average common shares outstanding - assuming dilution	85,975,259	96,997,800	101,308,643
Basic EPS	$5.88	$6.89	$6.07
Diluted EPS	$5.87	$6.88	$6.06

As disclosed in Note 19, on May 27, 2020, the Corporation completed its $500 million accelerated share repurchase transaction (“ASR”) in 2020. Under the ASR, the Corporation received from the dealer counterparty an initial delivery of 7,055,919 shares of common stock on February 3, 2020. As part of the final settlement of the ASR, the Corporation received an additional 4,763,216 shares of common stock after the early termination date of March 19, 2020. The early termination resulted from the exercise by the dealer counterparty of its contractual right to terminate the transaction due to the trading price of the Corporation’s common stock falling below a specified level due to the effects of the COVID-19 pandemic on the global markets. The Corporation accounted for the ASR as a treasury stock transaction.

Potential common shares consist of common stock issuable under the assumed exercise of stock options, restricted stock and performance shares awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise, in addition to the amount of compensation cost attributed to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Warrants, stock options, restricted stock and performance shares awards, if any, that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per common share.

Note 31 – Revenue from contracts with customers

The following table presents the Corporation’s revenue streams from contracts with customers by reportable segment for the years ended December 31, 2020, 2019 and 2018.

		Years ended December 31,
(In thousands)		2020		2019		2018
		BPPR	Popular U.S.	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts		$136,703	$11,120	$146,384	$14,549	$137,062	$13,615
Other service fees:
Debit card fees		38,685	967	46,066	1,076	45,139	1,035
Insurance fees, excluding reinsurance		35,799	2,484	42,995	3,803	33,951	3,667
Credit card fees, excluding late fees and membership fees		88,091	831	86,884	866	74,609	921
Sale and administration of investment products		21,755	-	23,072	-	21,895	-
Trust fees		21,700	-	21,198	-	20,351	-
Total revenue from contracts with customers	[1]	$342,733	$15,402	$366,599	$20,294	$333,007	$19,238
[1] The amounts include intersegment transactions of $ 4.3 million, $ 3.8 million and $ 3.2 million, respectively, for the years ended December 31, 2020, 2019 and 2018.

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

Note 32 – Leases

The Corporation enters in the ordinary course of business into operating and finance leases for land, buildings and equipment. These contracts generally do not include purchase options or residual value guarantees. The remaining lease terms of 0.1 to 33.0years considers options to extend the leases for up to 20.0 years. The Corporation identifies leases when it has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

The Corporation recognizes right-of-use assets (“ROU assets”) and lease liabilities related to operating and finance leases in its Consolidated Statements of Financial Condition under the caption of other assets and other liabilities, respectively. Refer to Note 13 and Note 18, respectively, for information on the balances of these lease assets and liabilities.

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

On October 27, 2020, PB authorized and approved a strategic realignment of its New York Metro branch network that will result in eleven branch closures, of which nine are leased properties. The branch closures were completed on January 29, 2021.

The following table presents the undiscounted cash flows of operating and finance leases for each of the following periods:
December 31, 2020
(In thousands)	2021	2022	2023	2024	2025	Later Years	Total Lease Payments	Less: Imputed Interest	Total
Operating Leases	$34,322	$25,062	$22,900	$21,778	$18,870	$51,807	$174,739	$(22,151)	$152,588
Finance Leases	3,897	3,402	3,492	3,589	3,701	8,850	26,931	(4,359)	22,572

The following table presents the lease cost recognized by the Corporation in the Consolidated Statements of Operations as follows:

	Years ended December 31,
(In thousands)	2020	2019
Finance lease cost:
Amortization of ROU assets	$2,215	$1,701
Interest on lease liabilities	1,185	1,194
Operating lease cost	31,674	30,664
Short-term lease cost	214	252
Variable lease cost	51	97
Sublease income	(113)	(113)
Net gain recognized from sale and leaseback transaction[1]	(5,550)	-
Impairment of operating ROU assets[2]	14,805	-
Impairment of finance ROU assets[2]	1,115	-
Total lease cost[3]	$45,596	$33,795
[1]

During the quarter ended June 30, 2020, the Corporation recognized the transfer of the Caparra Center as a sale. Since the sale and partial leaseback was considered to be at fair value, no portion of the gain on sale was deferred.

[2]	Impairment loss recognized during the fourth quarter of 2020 in connection with the closure of nine branches as a result of the strategic realignment of PB’s New York Metro branch network.
[3]	Total lease cost is recognized as part of net occupancy expense, except for the net gain recognized from the sale and leaseback transaction which was included as part of other operating income.

Total rental expense for all operating leases, except those with terms of a month or less that were not renewed, for the year ended December 31, 2018 was $31.2 million, which is included in net occupancy, equipment and communication expenses, according to their nature. Total amortization and interest expense for capital leases for the year ended December 31, 2018 was $1.5 million and $1.2 million, respectively.

The following table presents supplemental cash flow information and other related information related to operating and finance leases.
	Years ended December 31,
(Dollars in thousands)	2020		2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases[1]	$41,650		$30,073
Operating cash flows from finance leases	1,185		1,200
Financing cash flows from finance leases[1]	3,145		1,726
ROU assets obtained in exchange for new lease obligations:
Operating leases[2]	$14,975		$28,430
Finance leases	4,510		661
Weighted-average remaining lease term:
Operating leases	8.0	years	8.7	years
Finance leases	8.9	years	7.3	years
Weighted-average discount rate:
Operating leases	3.0%		3.4%
Finance leases	5.0%		5.9%
[1]

During the quarter ended December 31, 2020, the Corporation made base lease termination payments amounting to $10.2 million in connection with the closure of nine branches as a result of the strategic realignment of PB’s New York Metro branch network.

[2]

During the quarter ended June 30, 2020, the Corporation recognized a lease liability of $11.1 million and a corresponding ROU asset for the same amount as a result of the partial leaseback of the Caparra Center.

As of December 31, 2020, the Corporation has additional operating leases contracts that have not yet commenced with an undiscounted contract amount of $3.6 million, which will have lease terms ranging from 10 to 20 years.

Note 33 - Stock-based compensation

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

The restricted stock granted under the Incentive Plan to employees becomes vested based on the employees’ continued service with Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock is determined based on a two-prong vesting schedule. The first part is vested ratably over five years commencing at the date of grant (the “graduated vesting portion”) and the second part is vested at termination of employment after attaining 55 years of age and 10 years of service (the “retirement vesting portion”). The graduated vesting portion is accelerated at termination of employment after attaining 55 years of age and 10 years of service. The vesting schedule for restricted shares granted on or after 2014 is as follows, the graduated vesting portion is vested ratably over four years commencing at the date of the grant and the retirement vesting portion is vested at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. The graduated vesting portion is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service.

The performance share award granted under the Incentive Plan consist of the opportunity to receive shares of Popular, Inc.’s common stock provided that the Corporation achieves certain goals during a three-year performance cycle. The goals will be based on two metrics weighted equally: the Relative Total Shareholder Return (“TSR”) and the Absolute Earnings per Share (“EPS”) goals. For grants issued on 2020, the EPS goal is substituted by the Absolute Return on Average Assets (“ROA”) goal. The TSR metric is considered to be a market condition under ASC 718. For equity settled awards based on a market condition, the fair value is determined as of the grant date and is not subsequently revised based on actual performance. The EPS and ROA metrics are considered to be a performance condition under ASC 718. The fair value is determined based on the probability of achieving the EPS or ROA goal as of each reporting period. The TSR and EPS or ROA metrics are equally weighted and work independently. The number of shares that will ultimately vest ranges from 50% to a 150% of target based on both market (TSR) and performance (EPS and ROA) conditions. The performance shares vest at the end of the three-year performance cycle. If a participant terminate employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service, the performance shares shall continue outstanding and vest at the end of the performance cycle.

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-average grant date fair value
Non-vested at January 1, 2018	295,340	$30.75
Granted	239,062	45.81
Performance Shares Quantity Adjustment	234,076	33.09
Vested	(372,271)	35.83
Forfeited	(14,021)	37.35
Non-vested at December 31, 2018	382,186	$36.41
Granted	218,169	55.55
Performance Shares Quantity Adjustment	15,061	55.72
Vested	(270,051)	44.73
Non-vested at December 31, 2019	345,365	$41.68
Granted	253,943	42.49
Performance Shares Quantity Adjustment	(7)	48.79
Vested	(234,421)	42.64
Forfeited	(6,368)	44.26
Non-vested at December 31, 2020	358,512	$41.23

During the year ended December 31, 2020, 213,511 shares of restricted stock (2019 - 152,773; 2018 - 166,648) and 40,432 performance shares (2019 - 65,396; 2018 - 72,414) were awarded to management under the Incentive Plan.

During the year ended December 31, 2020, the Corporation recognized $7.6 million of restricted stock expense related to management incentive awards, with a tax benefit of $1.3 million (2019 - $7.7 million, with a tax benefit of $1.2 million; 2018 - $6.9 million, with a tax benefit of $1.1 million). During the year ended December 31, 2020, the fair market value of the restricted stock vested was $9.8 million at grant date and $11.2 million at vesting date. This triggers a windfall of $0.5 million that was recorded as a reduction on income tax expense. During the year ended December 31, 2020 the Corporation recognized $2.3 million of performance shares expense, with a tax benefit of $0.2 million (2019 - $4.6 million, with a tax benefit of $0.3 million; 2018 - $5.6 million, with a tax benefit of $0.4 million). The total unrecognized compensation cost related to non-vested restricted stock awards to members of management at December 31, 2020 was $9.5 million and is expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes the restricted stock and RSU activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted stock	Weighted-average grant date fair value	RSU	Weighted-average grant date fair value
Non-vested at January 1, 2018	-	-	-	-
Granted	25,159	$46.71	-	$-
Vested	(25,159)	46.71	-	-
Forfeited	-	-	-	-
Non-vested at December 31, 2018	-	-	-	-
Granted	1,052	$49.25	27,449	$57.64
Vested	(1,052)	49.25	(27,449)	57.64
Forfeited	-	-	-	-
Non-vested at December 31, 2019	-	-	-	-
Granted	-	$-	43,866	$35.47
Vested	-	-	(43,866)	35.47
Forfeited	-	-	-	-
Non-vested at December 31, 2020	-	-	-	-

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

For 2020 and 2019, all Directors elected RSU. Accordingly, during the year ended December 31, 2020, no shares of restricted stock were granted to members of the Board of Directors of Popular, Inc. (2019 - 1,052; 2018 – 25,159) and the Corporation recognized no expense related to these restricted stock shares (2019 - $52 thousand, with a tax benefit of $6 thousand; 2018 - $1.6 million, with a tax benefit of $0.2 million).

For the year ended December 31, 2020, 43,866 RSUs were granted to the Directors (2019 - 27,449). For the year ended December 31, 2020, $1.6 million of restricted stock expense related to these RSU was recognized, with a tax benefit of $0.3 million (2019 - $1.6 million with a tax benefit of $0.2 million). The fair value at vesting date of the RSU vested during the year ended December 31, 2020 for directors was $1.6 million.

Note 34 – Income taxes

The components of income tax expense for the years ended December 31, are summarized in the following table.

(In thousands)	2020	2019	2018
Current income tax (benefit) expense:
Puerto Rico	$33,281	$2,251	$126,700
Federal and States	3,613	3,598	6,841
Subtotal	36,894	5,849	133,541
Deferred income tax expense (benefit):
Puerto Rico	69,300	123,337	(62,601)
Federal and States	5,744	17,995	20,953
Adjustment for enacted changes in income tax laws	-	-	27,686
Subtotal	75,044	141,332	(13,962)
Total income tax expense	$111,938	$147,181	$119,579

The reasons for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows:

	2020		2019		2018
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$231,960	38%	$306,869	38%	$287,717	39%
Benefit of net tax exempt interest income	(126,232)	(20)	(145,597)	(18)	(97,199)	(13)
Effect of income subject to preferential tax rate[1]	(10,141)	(2)	(9,562)	(1)	(111,738)	(15)
Deferred tax asset valuation allowance	15,276	2	16,992	2	27,336	4
Difference in tax rates due to multiple jurisdictions	(1,903)	-	(12,888)	(2)	(16,324)	(3)
Adjustment in net deferred tax due to change in the applicable tax rate	-	-	(6,559)	(1)	27,686	4
Unrecognized tax benefits	(2,163)	-	-	-	(1,621)	-
State and local taxes	4,350	-	4,749	1	8,772	1
Others	791	-	(6,823)	(1)	(5,050)	(1)
Income tax expense	$111,938	18%	$147,181	18%	$119,579	16%
[1] For the year ended December 31,2018, includes the impact of the Tax Closing Agreement entered into in connection with the Westernbank FDIC-assisted Transaction.

For the year ended December 31,2020, the Corporation recorded income tax expense of $111.9 million, compared to $147.2 million for the previous year. The reduction in income tax expense was mainly due to lower pre-tax income during the year 2020 as compared to year 2019 resulting primarily from a higher provision for credit losses and the impact of the Covid-19 pandemic net of lower tax benefit related to net exempt interest income in year 2020, primarily as a result of an income tax benefit of approximately $26 million recognized in year 2019 related to a revision of the amount of exempt income earned in prior years and certain adjustments pertaining to tax periods for which the statute of limitations had expired.

Income tax expense of $119.6 million for the year ended December 31, 2018 reflects the impact of the Termination Agreement with the FDIC. In June 2012, the Puerto Rico Department of the Treasury and the Corporation entered into a Tax Closing Agreement (the “Tax Closing Agreement”) to clarify the tax treatment related to the loans acquired in the FDIC Transaction in accordance with the provisions of the Puerto Rico Tax Code. The Tax Closing Agreement provides that these loans are capital assets and any principal amount collected in excess of the amount paid for such loans will be taxed as a capital gain. The Tax Closing Agreement further provides that the Corporation’s tax liability upon the termination of the Shared-Loss Agreements be calculated based on the “deemed sale” of the underlying loans. As a result, in connection with the Termination Agreement with the FDIC, the Corporation recognized an additional income tax expense of $49.8 million associated with the “deemed sale” incremental tax liability at the capital gains rate per the Tax Closing Agreement. In addition, the Corporation recognized an income tax benefit of $158.7 million related to the increase in deferred tax assets due to increase in the tax basis of the loans as a result of the “deemed sale” for a net tax benefit of $108.9 million. Also, the Corporation recorded an income tax expense of $45.0 million related to the gain resulting from the Termination Agreement, mainly related to the reversal of net deferred tax liability of the true-up payment obligation and the FDIC Loss Share Asset.

On December 10, 2018, the Governor of Puerto Rico signed into law Act No. 257 of 2018, which amended the Puerto Rico Internal Revenue Code to, among other things, reduce the Puerto Rico corporate income tax rate from 39% to 37.5%. The Corporation recognized, during the year 2018, $27.7 million of income tax expense as a result of a reduction in the Corporation’s net deferred tax asset related to its Puerto Rico operations, due to aforementioned reduction in tax rate at which it expects to realize the benefit of the deferred tax asset.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation’s deferred tax assets and liabilities at December 31 were as follows:

	December 31, 2020
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$3,003	$5,269	$8,272
Net operating loss and other carryforward available	124,355	698,842	823,197
Postretirement and pension benefits	80,179	-	80,179
Deferred loan origination fees	12,079	(2,652)	9,427
Allowance for credit losses	373,010	38,606	411,616
Accelerated depreciation	3,439	5,390	8,829
FDIC-assisted transaction	152,665	-	152,665
Intercompany deferred gains	1,728	-	1,728
Lease liability	22,790	18,850	41,640
Difference in outside basis from pass-through entities	61,222	-	61,222
Other temporary differences	38,954	7,344	46,298
Total gross deferred tax assets	873,424	771,649	1,645,073
Deferred tax liabilities:
Indefinite-lived intangibles	73,305	37,745	111,050
Unrealized net gain (loss) on trading and available-for-sale securities	67,003	8,595	75,598
Right of use assets	20,708	15,510	36,218
Other temporary differences	50,247	1,169	51,416
Total gross deferred tax liabilities	211,263	63,019	274,282
Valuation allowance	112,871	407,225	520,096
Net deferred tax asset	$549,290	$301,405	$850,695

	December 31, 2019
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$2,368	$5,269	$7,637
Net operating loss and other carryforward available	112,803	716,796	829,599
Postretirement and pension benefits	82,623	-	82,623
Deferred loan origination fees	2,519	(2,759)	(240)
Allowance for loan losses	405,475	10,981	416,456
Accelerated depreciation	3,439	4,914	8,353
FDIC-assisted transaction[1]	152,665	-	152,665
Intercompany deferred gains	1,604	-	1,604
Lease liability	22,694	23,387	46,081
Difference in outside basis from pass-through entities	21,670	-	21,670
Other temporary differences	26,554	7,460	34,014
Total gross deferred tax assets	834,414	766,048	1,600,462
Deferred tax liabilities:
Indefinite-lived intangibles	69,976	36,058	106,034
Unrealized net gain (loss) on trading and available-for-sale securities	15,635	432	16,067
Right of use assets	20,598	21,430	42,028
Other temporary differences	50,194	1,179	51,373
Total gross deferred tax liabilities	156,403	59,099	215,502
Valuation allowance	100,175	399,800	499,975
Net deferred tax asset	$577,836	$307,149	$884,985
[1]

For the year ended December 31, 2019, the amounts included within the indefinite-lived intangibles and other liabilities include $32.6 million and $37.4 million, respectively which were previously included within the FDIC- assisted transaction line for the Puerto Rico operations. The Corporation determined to separately present these lines to better reflect the nature of the assets and liabilities within the respective lines, after the termination of the FDIC loss sharing agreement.

The net deferred tax asset shown in the table above at December 31, 2020 is reflected in the consolidated statements of financial condition as $0.9 billion in net deferred tax assets (in the “other assets” caption) (2019 - $0.9 billion in deferred tax asset in the “other assets” caption) and $897 thousands in deferred tax liabilities (in the “other liabilities” caption) (2019 - $1.4 million in deferred tax liabilities in the “other liabilities” caption), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

Included as part of the other carryforwards available are $29 million related to contributions to BPPR’s qualified pension plan that have no expiration date. Additionally, the deferred tax asset related to the NOLs outstanding at December 31, 2020 expires as follows:

(In thousands)
2021	$16
2022	396
2023	1,362
2024	9,181
2025	13,516
2026	13,402
2027	16,430
2028	311,838
2029	111,343
2030	115,550
2031	96,273
2032	16,951
2033	2,990
2034	84,923
$794,171

A deferred tax asset should be reduced by a valuation allowance if based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. At December 31, 2020 the net deferred tax asset of the U.S. operations amounted to $708 million with a valuation allowance of approximately $407 million, for a net deferred tax asset after valuation allowance of approximately $301 million. The Corporation evaluates the realization of the deferred tax asset by taxing jurisdiction. The U.S. operations are evaluated, as a whole, since a consolidated income tax return is filed. During the year ended December 31, 2020, two additional pieces of negative evidence arose: further reduction in interest rates combined with a lower expectation of rate increases in the near future and the economic uncertainty around COVID-19 pandemic. This economic disruption was the principal driver of the significant increase in the provision for credit losses during this year, although net charge-offs and early credit indicators such as NPL inflows in our U.S. operations has been stable. On the other hand, besides those challenges raised by the pandemic, the financial results of the U.S. operations were positive. This objectively verifiable positive evidence together with the positive evidence of recent historical operating performance such as sustained loan growth, the early success of new business initiatives, the branch optimization strategy, and stable credit metrics, in combination with the length of the expiration of the NOLs are enough to overcome the additional negative evidence related to the COVID-19 pandemic. As of December 31, 2020, after weighting all positive and negative evidence, the Corporation concluded that it is more likely than not that approximately $301 million of the deferred tax asset from the U.S. operations, comprised mainly of net operating losses, will be realized. The Corporation based this determination on its estimated earnings available to realize the deferred tax asset for the remaining carryforward period, together with the historical level of book income adjusted by permanent differences. Management will continue to monitor and review the U.S. operation’s results and the pre-tax earnings forecast on a quarterly basis to assess the future realization of the DTA. Management will closely monitor factors like, net income versus forecast, targeted loan growth, net interest income margin, allowance for credit losses, charge offs, NPLs inflows and NPA balances. If such factors worsen during future periods, they could constitute sufficient objectively verifiable negative evidence to overcome the positive evidence, that currently exists, and could require additional amounts of valuation allowance to be registered on the DTA. Any increases to the valuation allowance would be reflected as an income tax expense, reducing the Corporation’s earnings.

At December 31, 2020, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $549 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative loss position and has sustained profitability for the three year period ended December 31, 2020. This is considered a strong piece of objectively verifiable positive evidence that out weights any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Holding Company operation is in a cumulative loss position, taking into account taxable income exclusive of reversing temporary differences, for the three years period ending December 31, 2020. Management expect these losses will be a trend in future years. This objectively verifiable negative evidence is considered by management a strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, the Corporation has maintained a valuation allowance on the deferred tax asset of $113 million as of December 2020.

Under the Puerto Rico Internal Revenue Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns. However, certain subsidiaries that are organized as limited liability companies with a partnership election are treated as pass-through entities for Puerto Rico tax purposes. The Code provides a dividends-received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

The Corporation’s subsidiaries in the United States file a consolidated federal income tax return. The intercompany settlement of taxes paid is based on tax sharing agreements which generally allocate taxes to each entity based on a separate return basis.

The following table presents a reconciliation of unrecognized tax benefits.

(In millions)
Balance at January 1, 2019	$7.2
Additions for tax positions taken in prior years[1]	9.1
Balance at December 31, 2019	$16.3
Reduction as a result of lapse of statute of limitations	(1.5)
Balance at December 31, 2020	$14.8
[1]	The Corporation recorded a deferred tax asset of $8.7 million associated with the unrecognized tax benefit since the uncertainty of the tax position is related to the timing of the tax benefit.

At December 31, 2020, the total amount of interest recognized in the statement of financial condition approximated $4.8 million (2019 - $3.5 million). The total interest expense recognized during 2020 was $2.0 million net of a reduction of $645 thousands due to the expiration of the statute of limitation (2019 - $664 thousand). Management determined that, as of December 31, 2020 and 2019, there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico that, if recognized through earnings, would affect the Corporation’s effective tax rate, was approximately $10.2 million at December 31, 2020 (2019 - $10.5 million).

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statute of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions.

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. As of December 31, 2020, the following years remain subject to examination in the U.S. Federal jurisdiction – 2017 and thereafter and in the Puerto Rico jurisdiction – 2014, 2016 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $13.6 million, including interest.

Note 35 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the years ended December 31, 2020, 2019 and 2018 are listed in the following table:

(In thousands)	2020	2019	2018
Income taxes paid	$13,045	$14,461	$4,116
Interest paid	240,342	369,383	296,757
Non-cash activities:
Loans transferred to other real estate	14,464	67,056	47,965
Loans transferred to other property	48,614	53,286	43,645
Total loans transferred to foreclosed assets	63,078	120,342	91,610
Loans transferred to other assets	7,117	16,503	16,843
Financed sales of other real estate assets	15,606	15,907	16,779
Financed sales of other foreclosed assets	34,492	30,840	17,867
Total financed sales of foreclosed assets	50,098	46,747	34,646
Financed sale of premises and equipment	31,350	-	-
Transfers from loans held-in-portfolio to loans held-for-sale	82,299	-	-
Transfers from loans held-for-sale to loans held-in-portfolio	20,153	7,829	20,938
Loans securitized into investment securities[1]	508,071	458,758	506,685
Trades receivables from brokers and counterparties	64,092	39,364	40,088
Trades payable to brokers and counterparties	720,212	4,084	64
Receivables from investments securities	-	-	70,000
Recognition of mortgage servicing rights on securitizations or asset transfers	9,544	9,143	10,223
Loans booked under the GNMA buy-back option	24,244	72,480	384,371
Capitalization of Right of Use Assets	29,692	189,097	-
Gain from the FDIC Termination Agreement	-	-	102,752
[1]	Includes loans securitized into trading securities and subsequently sold before year end.

The following table provides a reconciliation of cash and due from banks, and restricted cash reported within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

(In thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Cash and due from banks	$484,859	$361,705	$353,936
Restricted cash and due from banks	6,206	26,606	40,099
Restricted cash in money market investments	6,029	6,012	9,216
Total cash and due from banks, and restricted cash[2]	$497,094	$394,323	$403,251
[2]	Refer to Note 4 - Restrictions on cash and due from banks and certain securities for nature of restrictions.

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at December 31, 2020, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

The tables that follow present the results of operations and total assets by reportable segments:

December 31, 2020
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$1,593,599	$302,517	$11
Provision for credit losses		210,955	81,486	-
Non-interest income		445,893	24,285	(553)
Amortization of intangibles		5,634	665	-
Depreciation expense		47,890	9,558	-
Other operating expenses		1,169,816	228,406	(544)
Income tax expense		106,211	7,411	-
Net income (loss)		$498,986	$(724)	$2
Segment assets		$55,353,626	$10,255,954	$(33,935)

December 31, 2020
	Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.
Net interest income (expense)	$1,896,127	$(39,514)	$-	$1,856,613
Provision for credit losses	292,441	95	-	292,536
Non-interest income	469,625	46,442	(3,755)	512,312
Amortization of intangibles	6,299	98	-	6,397
Depreciation expense	57,448	1,004	-	58,452
Other operating expenses	1,397,678	(1,212)	(3,486)	1,392,980
Income tax expense (benefit)	113,622	(1,560)	(124)	111,938
Net income	$498,264	$8,503	$(145)	$506,622
Segment assets	$65,575,645	$5,214,439	$(4,864,084)	$65,926,000

December 31, 2019
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$1,633,950	$295,470	$(51)
Provision for credit losses		135,495	30,028	-
Non-interest income		506,739	23,160	(561)
Amortization of intangibles		8,610	664	-
Depreciation expense		49,058	8,263	-
Other operating expenses		1,208,458	205,219	(547)
Income tax expense		129,145	19,164	-
Net income		$609,923	$55,292	$(65)
Segment assets		$41,756,864	$10,056,316	$(18,576)

December 31, 2019
	Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.
Net interest income (expense)	$1,929,369	$(37,675)	$-	$1,891,694
Provision for credit losses	165,523	256	-	165,779
Non-interest income	529,338	43,901	(3,356)	569,883
Amortization of intangibles	9,274	96	-	9,370
Depreciation expense	57,321	746	-	58,067
Other operating expenses	1,413,130	55	(3,140)	1,410,045
Income tax expense (benefit)	148,309	(1,041)	(87)	147,181
Net income	$665,150	$6,114	$(129)	$671,135
Segment assets	$51,794,604	$5,228,276	$(4,907,556)	$52,115,324

December 31, 2018
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$1,482,178	$304,576	$(2)
Provision for credit losses		198,442	29,881	-
Non-interest income		592,938	19,988	(560)
Amortization of intangibles		8,620	665	-
Depreciation expense		43,504	9,053	-
Other operating expenses		1,073,012	182,154	(546)
Income tax expense		121,195	25,294	-
Net income		$630,343	$77,517	$(16)
Segment assets		$38,037,696	$9,381,636	$(114,923)

December 31, 2018
	Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.
Net interest income (expense)	$1,786,752	$(51,875)	$-	$1,734,877
Provision (reversal) for credit losses	228,323	(251)	-	228,072
Non-interest income	612,366	42,914	(2,786)	652,494
Amortization of intangibles	9,285	41	-	9,326
Depreciation expense	52,557	743	-	53,300
Loss on early extinguishment of debt	-	12,522	-	12,522
Other operating expenses	1,254,620	94,640	(2,846)	1,346,414
Income tax expense (benefit)	146,489	(26,947)	37	119,579
Net income (loss)	$707,844	$(89,709)	$23	$618,158
Segment assets	$47,304,409	$5,099,491	$(4,799,323)	$47,604,577

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

December 31, 2020
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$653,091	$927,165	$13,343	$-	$1,593,599
Provision for credit losses	47,905	163,050	-	-	210,955
Non-interest income	100,329	249,464	97,443	(1,343)	445,893
Amortization of intangibles	197	3,609	1,828	-	5,634
Depreciation expense	20,488	26,746	656	-	47,890
Other operating expenses	303,534	782,521	85,122	(1,361)	1,169,816
Income tax expense (benefit)	104,617	(5,934)	7,528	-	106,211
Net income	$276,679	$206,637	$15,652	$18	$498,986
Segment assets	$49,806,766	$29,000,270	$2,218,444	$(25,671,854)	$55,353,626

December 31, 2019
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$619,926	$1,009,196	$4,828	$-	$1,633,950
Provision (reversal) for credit losses	(46,099)	181,594	-	-	135,495
Non-interest income	99,758	303,268	106,218	(2,505)	506,739
Amortization of intangibles	195	4,294	4,121	-	8,610
Depreciation expense	20,024	28,411	623	-	49,058
Other operating expenses	309,762	835,582	65,631	(2,517)	1,208,458
Income tax expense	104,636	11,999	12,510	-	129,145
Net income	$331,166	$250,584	$28,161	$12	$609,923
Segment assets	$34,340,842	$23,976,004	$380,557	$(16,940,539)	$41,756,864

December 31, 2018
Banco Popular de Puerto Rico
		Consumer	Other	Eliminations	Total Banco
	Commercial	and Retail	Financial	and Other	Popular de
(In thousands)	Banking	Banking	Services	Adjustments [1]	Puerto Rico
Net interest income	$584,293	$892,735	$5,201	$(51)	$1,482,178
Provision for credit losses	105,604	92,838	-	-	198,442
Non-interest income	84,762	311,775	95,199	101,202	592,938
Amortization of intangibles	208	4,275	4,137	-	8,620
Depreciation expense	17,668	25,222	614	-	43,504
Other operating expenses	276,158	718,990	71,344	6,520	1,073,012
Income tax expense	76,255	100,925	7,903	(63,888)	121,195
Net income	$193,162	$262,260	$16,402	$158,519	$630,343
Segment assets	$27,712,852	$22,712,950	$376,992	$(12,765,098)	$38,037,696
[1]

Includes the impact of the Termination Agreement with the FDIC and the Tax Closing Agreement entered into in connection with the FDIC transaction. These transactions resulted in a gain of $102.8 million reported in the non-interest income line, other operating expenses of $8.1 million and a net tax benefit of $63.9 million. Refer to Note 34 to the Consolidated Financial Statements for additional information.

Geographic Information

The following information presents selected financial information based on the geographic location where the Corporation conducts its business. The banking operations of BPPR are primarily based in Puerto Rico, where it has the largest retail banking franchise. BPPR also conducts banking operations in the U.S. Virgin Islands, the British Virgin Islands and New York. BPPR’s banking operations in the United States include E-loan, an online platform used to offer personal loans, co-branded credit cards offerings and an online deposit gathering platform. In the Virgin Islands, the BPPR segment offers banking products, including loans and deposits. During the year ended December 31, 2020, the BPPR segment generated approximately $55.3 million (2019 - $55.7 million, 2018 - $37.6 million) in revenues from its operations in the United States, including net interest income, service charges on deposit accounts and other service fees. In addition, the BPPR segment generated $44.2 million in revenues (2019 - $47.6 million, 2018 - $48.8 million) from its operations in the U.S. and British Virgin Islands. At December 31, 2020, total assets for the BPPR segment related to its operations in the United States amounted to $627 million (2019 - $635 million).

(In thousands)	2020	2019	2018
Revenues:[1]
Puerto Rico	$1,921,207	$2,016,089	$1,953,671
United States	376,529	371,368	357,680
Other	71,189	74,120	76,020
Total consolidated revenues	$2,368,925	$2,461,577	$2,387,371
[1]

Total revenues include net interest income, service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss) on sale of debt securities, net gain (loss), including impairment on equity securities, net profit (loss) on trading account debt securities, net gain on sale of loans, including valuation adjustments on loans held-for-sale, adjustments (expense) to indemnity reserves on loans sold, FDIC loss-share income and other operating income.

Selected Balance Sheet Information
(In thousands)	2020	2019	2018
Puerto Rico
Total assets	$54,143,954	$40,544,255	$36,863,930
Loans	20,413,112	18,989,286	18,837,742
Deposits	47,586,880	34,664,243	31,237,529
United States
Total assets	$10,878,030	$10,693,536	$9,847,944
Loans	8,396,983	7,819,187	7,034,075
Deposits	7,672,549	7,664,792	6,878,599
Other
Total assets	$904,016	$877,533	$892,703
Loans	674,556	657,603	687,494
Deposits [1]	1,606,911	1,429,571	1,593,911
[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 37 - Popular, Inc. (holding company only) financial information

The following condensed financial information presents the financial position of Popular, Inc. Holding Company only at December 31, 2020 and 2019, and the results of its operations and cash flows for the years ended December 31, 2020, 2019 and 2018.

Condensed Statements of Condition
	December 31,
(In thousands)	2020	2019
ASSETS
Cash and due from banks (includes $69,299 due from bank subsidiary (2019 - $56,008))	$69,299	$55,956
Money market investments	111,596	221,598
Debt securities held-to-maturity, at amortized cost (includes $8,726 in common securities from statutory trusts (2019 - $8,726))[1]	8,726	8,726
Equity securities, at lower of cost or realizable value	16,049	10,744
Investment in BPPR and subsidiaries, at equity	4,327,188	4,233,046
Investment in Popular North America and subsidiaries, at equity	1,733,411	1,749,518
Investment in other non-bank subsidiaries, at equity	271,129	260,501
Other loans	31,473	32,027
Less - Allowance for credit losses	311	410
Premises and equipment	5,322	3,893
Investment in equity method investees	88,272	75,739
Other assets (includes $5,518 due from subsidiaries and affiliate (2019 - $4,353))	35,002	25,087
Total assets	$6,697,156	$6,676,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$587,386	$586,119
Other liabilities (includes $3,779 due to subsidiaries and affiliate (2019 - $2,109))	81,148	73,596
Stockholders’ equity	6,028,622	6,016,710
Total liabilities and stockholders’ equity	$6,697,156	$6,676,425
[1] Refer to Note 17 to the consolidated financial statements for information on the statutory trusts.

Condensed Statements of Operations
	Years ended December 31,
(In thousands)	2020	2019	2018
Income:
Dividends from subsidiaries	$586,000	$408,000	$453,200
Interest income (includes $2,290 due from subsidiaries and affiliates (2019 - $4,237; 2018 - $6,121))	4,949	6,669	8,366
Earnings from investments in equity method investees	17,841	17,279	15,498
Other operating income	1	1	253
Net gain (loss), including impairment, on equity securities	1,494	988	(777)
Total income	610,285	432,937	476,540
Expenses:
Interest expense	38,528	38,528	51,218
Provision (reversal) for credit losses	95	256	(251)
Loss on early extinguishment of debt	-	-	12,522
Operating (income) expenses (includes expenses for services provided by subsidiaries and affiliate of $13,140 (2019 - $14,400 ; 2018 - $10,511)), net of reimbursement by subsidiaries for services provided by parent of $138,729 (2019 - $106,725 ; 2018 - $90,807)	(921)	80	3,656
Total expenses	37,702	38,864	67,145
Income before income taxes and equity in undistributed (losses) earnings of subsidiaries	572,583	394,073	409,395
Income tax expense	17	-	-
Income before equity in undistributed (losses) earnings of subsidiaries	572,566	394,073	409,395
Equity in undistributed (losses) earnings of subsidiaries	(65,944)	277,062	208,763
Net income	$506,622	$671,135	$618,158
Comprehensive income, net of tax	$866,551	$929,171	$540,836

Condensed Statements of Cash Flows
	Years ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$506,622	$671,135	$618,158
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses (earnings) of subsidiaries, net of dividends or distributions	65,944	(277,062)	(208,763)
Provision (reversal) for credit losses	95	256	(251)
Amortization of intangibles	98	96	41
Net accretion of discounts and amortization of premiums and deferred fees	1,233	1,240	2,022
Share-based compensation	5,770	7,927	7,441
Earnings from investments under the equity method, net of dividends or distributions	(15,510)	(14,948)	(14,333)
Loss on early extinguishment of debt	-	-	12,522
Net (increase) decrease in:
Equity securities	(5,305)	(4,051)	(1,583)
Other assets	(8,327)	1,134	344
Net (decrease) increase in:
Interest payable	-	-	(10,288)
Other liabilities	2,470	2,508	8,059
Total adjustments	46,468	(282,900)	(204,789)
Net cash provided by operating activities	553,090	388,235	413,369
Cash flows from investing activities:
Net decrease (increase) in money market investments	110,000	(45,000)	70,000
Net repayments on other loans	587	677	536
Capital contribution to subsidiaries	(10,000)	(9,000)	(87,000)
Return of capital from wholly owned subsidiaries	12,500	13,000	13,000
Return of capital from equity method investments	131	-	-
Acquisition of premises and equipment	(2,667)	(1,289)	(1,099)
Proceeds from sale of premises and equipment	285	3	293
Net cash provided by (used in) investing activities	110,836	(41,609)	(4,270)
Cash flows from financing activities:
Payments of notes payable	-	-	(448,518)
Payments of debt extinguishment	-	-	(12,522)
Proceeds from issuance of notes payable	-	-	293,819
Proceeds from issuance of common stock	15,175	13,451	11,653
Payments for repurchase of reedemable preferred stock	(28,017)	-	-
Dividends paid	(133,645)	(115,810)	(105,441)
Net payments for repurchase of common stock	(500,705)	(250,571)	(125,731)
Payments related to tax withholding for share-based compensation	(3,394)	(5,420)	(2,201)
Net cash used in financing activities	(650,586)	(358,350)	(388,941)
Net increase (decrease) in cash and due from banks, and restricted cash	13,340	(11,724)	20,158
Cash and due from banks, and restricted cash at beginning of period	56,554	68,278	48,120
Cash and due from banks, and restricted cash at end of period	$69,894	$56,554	$68,278

Popular, Inc. (parent company only) received dividend distributions from its direct equity method investees amounting to $2.3 million for the year ended December 31, 2020 (2019 - $2.3 million; 2018 - $1.2 million). Also, received dividend distributions from PIBI amounting to $12.5 million (2019 - $13.0 million; 2018 - $13.0 million) which main source of income is derived from its investment in BHD and was recorded as a reduction to the investment.

Notes payable include junior subordinated debentures issued by the Corporation that are associated to capital securities issued by the Popular Capital Trust I and Popular Capital Trust II and medium-term notes. Refer to Note 17 for a description of significant provisions related to these junior subordinated debentures. The following table presents the aggregate amounts by contractual maturities of notes payable at December 31, 2020:

Year	(In thousands)
2021	$-
2022	-
2023	296,574
2024	-
2025	-
Later years	290,812
Total	$587,386

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2021.

POPULAR, INC.
(Registrant)

By: /S/ IGNACIO ALVAREZ
Ignacio Alvarez
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ RICHARD L. CARRIÓN	Chairman of the Board	3-01-21
Richard L. Carrión
Chairman of the Board

/S/ IGNACIO ALVAREZ	President, Chief Executive Officer	3-01-21
Ignacio Alvarez	and Director
President and Chief Executive Officer

/S/ CARLOS J. VÁZQUEZ	Principal Financial Officer	3-01-21
Carlos J. Vázquez
Executive Vice President

/S/ JORGE J. GARCÍA	Principal Accounting Officer	3-01-21
Jorge J. García
Senior Vice President and Comptroller

/S/ ALEJANDRO M. BALLESTER	Director	3-01-21
Alejandro M. Ballester

S/ MARÍA LUISA FERRÉ	Director	3-01-21
María Luisa Ferré

/S/ C. KIM GOODWIN	Director	3-01-21
C. Kim Goodwin

/S/ JOAQUÍN E. BACARDÍ, III	Director	3-01-21
Joaquín E. Bacardi, III

/S/ CARLOS A. UNANUE	Director	3-01-21
Carlos A. Unanue

/S/ JOHN W. DIERCKSEN	Director	3-01-21
John W. Diercksen

/S/ MYRNA M. SOTO	Director	3-01-21
Myrna M. Soto

/S/ ROBERT CARRADY	Director	3-01-21
Robert Carrady