Form 10-Q
period 2021-03-31
POPULAR, INC.
filed 2021-05-10
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]		Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021
Or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 80,593,882 shares outstanding as of May 5, 2021.

POPULAR, INC.
INDEX

Part I – Financial Information	Page

Item 1. Financial Statements

Unaudited Consolidated Statements of Financial Condition at March 31, 2021 and
December 31, 2020	6

Unaudited Consolidated Statements of Operations for the quarters
ended March 31, 2021 and 2020	7

Unaudited Consolidated Statements of Comprehensive Income for the
quarters ended March 31, 2021 and 2020	8

Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the
quarters ended March 31, 2021 and 2020	9

Unaudited Consolidated Statements of Cash Flows for the quarters
ended March 31, 2021 and 2020	10

Notes to Unaudited Consolidated Financial Statements	12

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	109

Item 3. Quantitative and Qualitative Disclosures about Market Risk	151

Item 4. Controls and Procedures	151

Part II – Other Information

Item 1. Legal Proceedings	152

Item 1A. Risk Factors	152

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	153

Item 3. Defaults Upon Senior Securities	154

Item 4. Mine Safety Disclosures	154

Item 5. Other information	154

Item 6. Exhibits	154

Signatures	155

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

• the scope and duration of the COVID-19 pandemic (including the appearance of new strains of the virus), actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on us, our customers, service providers and third parties;

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

Moreover, the outcome of legal and regulatory proceedings, as discussed in “Part II, Item 1. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and/or juries. Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, as well as “Part II, Item 1A” of our Quarterly Reports on Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	March 31,	December 31,
(In thousands, except share information)	2021	2020
Assets:
Cash and due from banks	$495,915	$491,065
Money market investments:
Time deposits with other banks	11,568,677	11,640,880
Total money market investments	11,568,677	11,640,880
Trading account debt securities, at fair value:
Pledged securities with creditors’ right to repledge	239	241
Other trading account debt securities	36,265	36,433
Debt securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	88,668	125,819
Other debt securities available-for-sale	22,682,941	21,435,333
Debt securities held-to-maturity, at amortized cost (fair value 2021 - $92,643; 2020 - $94,891)	89,725	92,621
Less – Allowance for credit losses	10,096	10,261
Debt securities held-to-maturity, net	79,629	82,360
Equity securities (realizable value 2021 - $179,000; 2020 - $173,929)	178,650	173,737
Loans held-for-sale, at lower of cost or fair value	84,214	99,455
Loans held-in-portfolio	29,344,620	29,588,430
Less – Unearned income	212,992	203,234
Allowance for credit losses	800,797	896,250
Total loans held-in-portfolio, net	28,330,831	28,488,946
Premises and equipment, net	508,023	510,241
Other real estate	72,060	83,146
Accrued income receivable	215,993	209,320
Mortgage servicing rights, at fair value	122,543	118,395
Other assets	1,713,083	1,737,041
Goodwill	671,122	671,122
Other intangible assets	21,415	22,466
Total assets	$66,870,268	$65,926,000
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$14,263,548	$13,128,699
Interest bearing	44,479,253	43,737,641
Total deposits	58,742,801	56,866,340
Assets sold under agreements to repurchase	86,834	121,303
Notes payable	1,224,230	1,224,981
Other liabilities	918,844	1,684,689
Total liabilities	60,972,709	59,897,313
Commitments and contingencies (Refer to Note 20)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 885,726 shares issued and outstanding (2020 - 885,726)	22,143	22,143
Common stock, $0.01 par value; 170,000,000 shares authorized;104,529,277 shares issued (2020 - 104,508,290) and 84,379,180 shares outstanding (2020 - 84,244,235)	1,045	1,045
Surplus	4,571,919	4,571,534
Retained earnings	2,489,453	2,260,928
Treasury stock - at cost, 20,150,097 shares (2020 - 20,264,055)	(1,012,263)	(1,016,954)
Accumulated other comprehensive (loss) income, net of tax	(174,738)	189,991
Total stockholders’ equity	5,897,559	6,028,687
Total liabilities and stockholders’ equity	$66,870,268	$65,926,000
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended March 31,
(In thousands, except per share information)	2021	2020
Interest income:
Loans	$434,649	$450,446
Money market investments	3,112	12,000
Investment securities	85,690	87,912
Total interest income	523,451	550,358
Interest expense:
Deposits	30,201	62,101
Short-term borrowings	143	1,048
Long-term debt	13,995	14,114
Total interest expense	44,339	77,263
Net interest income	479,112	473,095
Provision (reversal) for credit losses	(82,226)	189,731
Net interest income after provision (reversal) for credit losses	561,338	283,364
Service charges on deposit accounts	39,620	41,659
Other service fees	70,628	64,773
Mortgage banking activities (Refer to Note 9)	17,343	6,420
Net gain (loss), including impairment, on equity securities	421	(2,728)
Net (loss) profit on trading account debt securities	(45)	491
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	-	957
Indemnity reserves on loans sold expense	(698)	(4,793)
Other operating income	26,384	19,864
Total non-interest income	153,653	126,643
Operating expenses:
Personnel costs	159,479	146,831
Net occupancy expenses	26,013	25,158
Equipment expenses	21,575	21,605
Other taxes	13,959	13,681
Professional fees	99,948	101,071
Communications	6,833	5,954
Business promotion	12,521	14,197
FDIC deposit insurance	5,968	5,080
Other real estate owned (OREO) (income) expenses	(4,533)	2,479
Other operating expenses	32,714	34,079
Amortization of intangibles	1,051	2,473
Total operating expenses	375,528	372,608
Income before income tax	339,463	37,399
Income tax expense	76,831	3,097
Net Income	$262,632	$34,302
Net Income Applicable to Common Stock	$262,279	$33,602
Net Income per Common Share - Basic	$3.13	$0.37
Net Income per Common Share - Diluted	$3.12	$0.37
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Quarters ended March 31,
(In thousands)	2021	2020
Net income	$262,632	$34,302
Other comprehensive (loss) income before tax:
Foreign currency translation adjustment	569	(1,818)
Amortization of net losses of pension and postretirement benefit plans	5,190	5,362
Unrealized holding (losses) gains on debt securities arising during the period	(397,327)	447,117
Unrealized net gains (losses) on cash flow hedges	2,223	(4,702)
Reclassification adjustment for net (gains) losses included in net income	(91)	1,327
Other comprehensive (loss) income before tax	(389,436)	447,286
Income tax benefit (expense)	24,707	(66,725)
Total other comprehensive (loss) income, net of tax	(364,729)	380,561
Comprehensive (loss) income, net of tax	$(102,097)	$414,863

Tax effect allocated to each component of other comprehensive (loss) income:	Quarters ended March 31,
(In thousands)	2021	2020
Amortization of net losses of pension and postretirement benefit plans	$(1,948)	$(2,011)
Unrealized holding (losses) gains on debt securities arising during the period	27,382	(65,341)
Unrealized net gains (losses) on cash flow hedges	(866)	1,113
Reclassification adjustment for net (gains) losses included in net income	139	(486)
Income tax benefit (expense)	$24,707	$(66,725)
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	(loss) income	Total
Balance at December 31, 2019	$1,044	$50,160	$4,447,412	$2,147,915	$(459,814)	$(169,938)	$6,016,779
Cumulative effect of accounting change				(205,842)			(205,842)
Net income				34,302			34,302
Issuance of stock			863				863
Dividends declared:
Common stock[1]				(35,505)			(35,505)
Preferred stock				(700)			(700)
Common stock purchases[2]			(77,066)		(425,735)		(502,801)
Common stock reissuance			(563)		3,669		3,106
Preferred stock redemption[3]		(28,017)					(28,017)
Stock based compensation			(4,346)		11,205		6,859
Other comprehensive income, net of tax						380,561	380,561
Balance at March 31, 2020	$1,044	$22,143	$4,366,300	$1,940,170	$(870,675)	$210,623	$5,669,605
Balance at December 31, 2020	$1,045	$22,143	$4,571,534	$2,260,928	$(1,016,954)	$189,991	$6,028,687
Net income				262,632			262,632
Issuance of stock			1,118				1,118
Dividends declared:
Common stock[1]				(33,754)			(33,754)
Preferred stock				(353)			(353)
Common stock purchases					(3,942)		(3,942)
Stock based compensation			(733)		8,633		7,900
Other comprehensive loss, net of tax						(364,729)	(364,729)
Balance at March 31, 2021	$1,045	$22,143	$4,571,919	$2,489,453	$(1,012,263)	$(174,738)	$5,897,559
[1]	Dividends declared per common share during the quarter ended March 31, 2021 - $0.40 (2020 - $0.40).
[2]

On January 30, 2020, the Corporation entered into a $500 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction.The transaction was completed on May 27, 2020. Refer to Note 17 for additional information.

[3]	On February 24, 2020, the Corporation redeemed all the outstanding shares of 2008 Series B Preferred Stock. Refer to Note 17 for additional information.

	March 31,	March 31,
Disclosure of changes in number of shares:	2021	2020
Preferred Stock:
Balance at beginning of period	885,726	2,006,391
Redemption of stock	-	(1,120,665)
Balance at end of period	885,726	885,726
Common Stock – Issued:
Balance at beginning of period	104,508,290	104,392,222
Issuance of stock	20,987	15,466
Balance at end of period	104,529,277	104,407,688
Treasury stock	(20,150,097)	(16,281,714)
Common Stock – Outstanding	84,379,180	88,125,974

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarters ended March 31,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$262,632	$34,302
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reversal) for credit losses	(82,226)	189,731
Amortization of intangibles	1,051	2,473
Depreciation and amortization of premises and equipment	14,738	14,486
Net accretion of discounts and amortization of premiums and deferred fees	(12,361)	(27,269)
Interest capitalized on loans subject to the temporary payment moratorium	(2,855)	-
Share-based compensation	8,905	5,331
Impairment losses on right-of-use and long-lived assets	303	-
Fair value adjustments on mortgage servicing rights	(512)	5,229
Adjustments to indemnity reserves on loans sold	698	4,793
Earnings from investments under the equity method, net of dividends or distributions	(12,088)	(9,716)
Deferred income tax expense (benefit)	69,633	(23,152)
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(4,443)	(1,369)
Proceeds from insurance claims	-	(366)
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(4,977)	(4,944)
Sale of foreclosed assets, including write-downs	(6,090)	(4,850)
Acquisitions of loans held-for-sale	(63,261)	(51,163)
Proceeds from sale of loans held-for-sale	218,483	12,135
Net originations on loans held-for-sale	(327,742)	(58,166)
Net decrease (increase) in:
Trading debt securities	182,659	117,276
Equity securities	(3,197)	(273)
Accrued income receivable	(6,728)	4,794
Other assets	(4,942)	55,644
Net (decrease) increase in:
Interest payable	(8,498)	(9,488)
Pension and other postretirement benefits obligation	(1,071)	3,276
Other liabilities	(27,714)	(65,735)
Total adjustments	(72,235)	158,677
Net cash provided by operating activities	190,397	192,979
Cash flows from investing activities:
Net decrease (increase) in money market investments	72,284	(2,679,671)
Purchases of investment securities:
Available-for-sale	(6,828,725)	(1,550,746)
Equity	(1,296)	(15,219)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	4,492,494	3,838,754
Held-to-maturity	3,339	2,877
Proceeds from sale of investment securities:
Equity	64	12,321
Net repayments (disbursements) on loans	290,232	(192,839)
Proceeds from sale of loans	48,156	1,884
Acquisition of loan portfolios	(86,071)	(96,153)
Return of capital from equity method investments	682	131
Payments to acquire equity method investments	-	(440)
Acquisition of premises and equipment	(17,850)	(15,133)
Proceeds from insurance claims	-	366
Proceeds from sale of:
Premises and equipment and other productive assets	8,497	6,659
Foreclosed assets	24,968	19,413
Net cash used in investing activities	(1,993,226)	(667,796)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	1,881,314	1,047,341
Assets sold under agreements to repurchase	(34,469)	(14,612)
Other short-term borrowings	-	100,000
Payments of notes payable	(1,075)	(43,800)
Principal payments of finance leases	(1,133)	(538)
Proceeds from issuance of common stock	1,118	3,969
Payments for repurchase of redeemable preferred stock	-	(28,017)
Dividends paid	(34,053)	(29,726)
Net payments for repurchase of common stock	(279)	(500,222)
Payments related to tax withholding for share-based compensation	(3,663)	(2,579)
Net cash provided by financing activities	1,807,760	531,816
Net increase in cash and due from banks, and restricted cash	4,931	56,999
Cash and due from banks, and restricted cash at beginning of period	497,094	394,323
Cash and due from banks, and restricted cash at the end of the period	$502,025	$451,322
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

Note 2 – Basis of Presentation

Basis of Presentation

The consolidated interim financial statements have been prepared without audit. The Consolidated Statement of Financial Condition data at December 31, 2020 was derived from audited financial statements. The unaudited interim financial statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2020, included in the Corporation’s 2020 Form 10-K. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

		January 1, 2021	The Corporation was not impacted by the adoption of ASU 2020-08 during the first quarter of 2021 since it does not currently hold purchased callable debt securities at a premium.

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

January 1, 2021

The Corporation was not impacted by the adoption of ASU 2020-01 during the first quarter of 2021 since it does not hold certain non-derivative forward contracts and purchased options to acquire equity securities that, upon settlement of the forward or exercise of the purchase option, would be accounted for under the equity method of accounting. Notwithstanding, it will consider this guidance for the purposes of applying the measurement alternative in ASC Topic 321 immediately before applying or discontinuing the equity method of accounting.

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

January 1, 2021

The Corporation adopted ASU 2019-12 during the first quarter of 2021 but was not materially impacted by the amendments of this ASU. It will consider this guidance for enacted changes in tax laws, subsequent step-ups in the tax basis of goodwill, or ownership changes in investments.

Accounting Standards Updates Not Yet Adopted

Standard	Description	Date of adoption	Effect on the financial statements

FASB ASU 2021-04, Earnings per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)

The FASB issued ASU 2021-04 in May 2021, which clarifies the accounting for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after a modification or exchange and the related EPS effects of such transaction if recognized as an adjustment to equity.

		January 1, 2022	Upon adoption of this ASU, the Corporation will consider this guidance for modifications or exchanges of freestanding equity-classified written call options.

For other recently issued Accounting Standards Updates not yet effective, refer to Note 3 to the Consolidated Financial Statements included in the 2020 Form 10-K.

Note 4 - Restrictions on cash and due from banks and certain securities

BPPR is required by regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 2.5 billion at March 31, 2021 (December 31, 2020 - $ 2.3 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At March 31, 2021, the Corporation held $ 41 million in restricted assets in the form of funds deposited in money market accounts, debt securities available for sale and equity securities (December 31, 2020 - $ 39 million). The restricted assets held in debt securities available for sale and equity securities consist primarily of assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 5 – Debt securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities available-for-sale at March 31, 2021 and December 31, 2020.

	At March 31, 2021
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
U.S. Treasury securities
Within 1 year	$1,357,228	$16,087	$-	$1,373,315	2.25%
After 1 to 5 years	6,089,702	209,634	7,620	6,291,716	1.72
After 5 to 10 years	4,226,436	7,863	41,553	4,192,746	1.11
Total U.S. Treasury securities	11,673,366	233,584	49,173	11,857,777	1.56
Obligations of U.S. Government sponsored entities
After 1 to 5 years	90	2	-	92	5.63
Total obligations of U.S. Government sponsored entities	90	2	-	92	5.63
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	1,054	11	-	1,065	2.86
After 5 to 10 years	54,344	1,085	-	55,429	1.55
After 10 years	273,644	7,930	104	281,470	2.04
Total collateralized mortgage obligations - federal agencies	329,042	9,026	104	337,964	1.96
Mortgage-backed securities
Within 1 year	5,572	22	-	5,594	2.86
After 1 to 5 years	63,882	2,892	9	66,765	2.39
After 5 to 10 years	553,299	19,919	5	573,213	1.89
After 10 years	10,018,263	113,577	201,840	9,930,000	1.83
Total mortgage-backed securities	10,641,016	136,410	201,854	10,575,572	1.84
Other
After 1 to 5 years	194	10	-	204	3.62
Total other	194	10	-	204	3.62
Total debt securities available-for-sale[1]	$22,643,708	$379,032	$251,131	$22,771,609	1.69%
[1]

Includes $17.2 billion pledged to secure government and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $16.0 billion serve as collateral for public funds.

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

There were no debt securities sold during the quarters ended March 31, 2021 and 2020.

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020.

	At March 31, 2021
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$4,974,081	$49,173	$-	$-	$4,974,081	$49,173
Collateralized mortgage obligations - federal agencies	37,475	75	1,808	29	39,283	104
Mortgage-backed securities	7,225,135	201,842	608	12	7,225,743	201,854
Total debt securities available-for-sale in an unrealized loss position	$12,236,691	$251,090	$2,416	$41	$12,239,107	$251,131

	At December 31, 2020
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Collateralized mortgage obligations - federal agencies	$4,029	$43	$-	$-	$4,029	$43
Mortgage-backed securities	886,432	1,834	555	11	886,987	1,845
Total debt securities available-for-sale in an unrealized loss position	$890,461	$1,877	$555	$11	$891,016	$1,888

As of March 31, 2021, the portfolio of available-for-sale debt securities reflects gross unrealized losses of approximately $251 million, driven mainly by mortgage-backed securities, which were impacted by increases in the interest rate environment.

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

	March 31, 2021		December 31, 2020

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$2,031,853	$2,114,358	$2,242,121	$2,338,897
Freddie Mac	3,787,952	3,747,196	3,616,238	3,675,679

Note 6 –Debt securities held-to-maturity

The following tables present the amortized cost, allowance for credit losses, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities held-to-maturity at March 31, 2021 and December 31, 2020.

	At March 31, 2021
		Allowance		Gross	Gross		Weighted
	Amortized	for Credit	Net of	unrealized	unrealized	Fair	average
(In thousands)	cost	Losses	Allowance	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$4,165	$69	$4,096	$69	$-	$4,165	6.07%
After 1 to 5 years	14,765	619	14,146	619	-	14,765	6.20
After 5 to 10 years	13,210	440	12,770	235	-	13,005	2.33
After 10 years	45,993	8,968	37,025	12,090	-	49,115	1.57
Total obligations of Puerto Rico, States and political subdivisions	78,133	10,096	68,037	13,013	-	81,050	2.81
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	31	-	31	1	-	32	6.44
Total collateralized mortgage obligations - federal agencies	31	-	31	1	-	32	6.44
Securities in wholly owned statutory business trusts
After 10 years	11,561	-	11,561	-	-	11,561	6.51
Total securities in wholly owned statutory business trusts	11,561	-	11,561	-	-	11,561	6.51
Total debt securities held-to-maturity	$89,725	$10,096	$79,629	$13,014	$-	$92,643	3.29%

	At December 31, 2020
		Allowance		Gross	Gross		Weighted
	Amortized	for Credit	Net of	unrealized	unrealized	Fair	average
(In thousands)	cost	Losses	Allowance	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,990	$50	$3,940	$47	$-	$3,987	6.05%
After 1 to 5 years	16,030	710	15,320	710	-	16,030	6.16
After 5 to 10 years	14,845	573	14,272	295	23	14,544	2.77
After 10 years	46,164	8,928	37,236	11,501	-	48,737	1.58
Total obligations of Puerto Rico, States and political subdivisions	81,029	10,261	70,768	12,553	23	83,298	2.93
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	31	-	31	1	-	32	6.44
Total collateralized mortgage obligations - federal agencies	31	-	31	1	-	32	6.44
Securities in wholly owned statutory business trusts
After 10 years	11,561	-	11,561	-	-	11,561	6.51
Total securities in wholly owned statutory business trusts	11,561	-	11,561	-	-	11,561	6.51
Total debt securities held-to-maturity	$92,621	$10,261	$82,360	$12,554	$23	$94,891	3.38%

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

At March 31, 2021 and December 31, 2020, the “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity, includes securities issued by municipalities of Puerto Rico that are generally not rated by a credit rating agency. This includes $33 million of general and special obligation bonds issued by three municipalities of Puerto Rico, that are payable primarily from certain property taxes imposed by the issuing municipality (December 31, 2020 - $35 million). In the case of general obligations, they also benefit from a pledge of the full faith, credit and unlimited taxing power of the issuing municipality, which is required by law to levy property taxes in an amount sufficient for the payment of debt service on such general obligation bonds. The Corporation performs periodic credit quality reviews of these securities and internally assigns standardized credit risk ratings based on its evaluation. The Corporation considers these ratings in its estimate to develop the allowance for credit losses associated with these securities. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 8 to the Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended December 31, 2020.

The following presents the amortized cost basis of securities held by the Corporation issued by municipalities of Puerto Rico aggregated by the internally assigned standardized credit risk rating:

	At March 31, 2021	At December 31, 2020
(In thousands)	Securities issued by Puerto Rico municipalities
Watch	$32,590	$35,315
Total	$32,590	$35,315

At March 31, 2021, the portfolio of “Obligations of Puerto Rico, States and political subdivisions” also includes $45 million in securities issued by the Puerto Rico Housing Finance Authority (“HFA”), a government instrumentality, for which the underlying source of payment is second mortgage loans in Puerto Rico residential properties (not the government), but for which HFA, provides a guarantee in the event of default and upon the satisfaction of certain other conditions (December 31, 2020 - $46 million). These securities are not rated by a credit rating agency. The Corporation assesses the credit risk associated with these securities by evaluating the refreshed FICO scores of a representative sample of the underlying borrowers. At March 31, 2021, the average refreshed FICO score for the representative sample, comprised of 67% of the nominal value of the securities, used for the loss estimate was of 697 (compared to 66% and 697, respectively, at December 31, 2020). The loss estimates for this portfolio was based on the methodology established under CECL for similar loan obligations. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio.

A further deterioration of the Puerto Rico economy or of the fiscal health of the Government of Puerto Rico and/or its instrumentalities (including if any of the issuing municipalities become subject to a debt restructuring proceeding under PROMESA) could further affect the value of these securities, resulting in losses to the Corporation.

Refer to Note 20 for additional information on the Corporation’s exposure to the Puerto Rico Government.

Delinquency status

At March 31, 2021 and December 31, 2020, there were no securities held-to-maturity in past due or non-performing status.

Allowance for credit losses on debt securities held-to-maturity

The following table provides the activity in the allowance for credit losses related to debt securities held-to-maturity by security type at March 31, 2021 and March 31, 2020:

	For the quarters ended March 31,
	2021	2020
(In thousands)	Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance	$10,261	$-
Impact of adopting CECL	-	12,654
Provision for credit loss expense (reversal of provision)	(165)	736
Securities charged-off	-	-
Recoveries	-	-
Ending balance	$10,096	$13,390

The allowance for credit losses for the Obligations of Puerto Rico, States and political subdivisions includes $1.2 million for securities issued by municipalities of Puerto Rico, and $8.9 million for bonds issued by the Puerto Rico HFA, which are secured by second mortgage loans on Puerto Rico residential properties (compared to $1.4 million and $8.9 million, respectively, at December 31, 2020).

Note 7 – Loans

For a summary of the accounting policies related to loans, interest recognition and allowance for credit losses refer to Note 2 - Summary of Significant Accounting Policies in the 2020 Form 10-K.

During the quarter ended March 31, 2021, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $126 million including $ 6 million in Purchased Credit Deteriorated (“PCD”) loans and commercial loans of $21 million; compared to purchases (including repurchases) of mortgage loans of $85 million including $4 million in PCD loans, consumer loans of $56 million and commercial loans of $1 million, during the quarter ended March 31, 2020.

The Corporation performed whole-loan sales involving approximately $66 million of residential mortgage loans and $17 million of commercial loans during the quarter ended March 31, 2021 (March 31, 2020 - $10 million of residential mortgage and $2 million of commercial and construction loans). Also, during the quarter ended March 31, 2021, the Corporation securitized approximately $ 102 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities and $ 86 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities, compared to $ 51 million and $ 34 million, respectively, during the quarter ended March 31, 2020.

Delinquency status

The following table presents the amortized cost basis of loans held-in-portfolio (“HIP”), net of unearned income, by past due status, and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at March 31, 2021 and December 31, 2020.

March 31, 2021
Puerto Rico

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$196	$-	$814	$1,010	$137,097	$138,107	$814	$-
Commercial real estate:
Non-owner occupied	939	25,406	76,524	102,869	1,958,129	2,060,998	76,524	-
Owner occupied	6,749	2,114	89,752	98,615	1,413,356	1,511,971	89,752	-
Commercial and industrial	3,870	650	34,333	38,853	4,032,359	4,071,212	33,773	560
Construction	639	-	14,877	15,516	145,081	160,597	14,877	-
Mortgage[1]	175,930	83,770	1,211,935	1,471,635	5,204,344	6,675,979	390,781	821,154
Leasing	7,564	1,408	3,040	12,012	1,232,944	1,244,956	3,040	-
Consumer:
Credit cards	4,824	3,883	10,779	19,486	858,255	877,741	-	10,779
Home equity lines of credit	-	-	46	46	3,498	3,544	-	46
Personal	10,216	6,250	25,731	42,197	1,219,094	1,261,291	25,731	-
Auto	47,396	8,783	15,405	71,584	3,131,553	3,203,137	15,405	-
Other	360	375	15,489	16,224	108,508	124,732	15,281	208
Total	$258,683	$132,639	$1,498,725	$1,890,047	$19,444,218	$21,334,265	$665,978	$832,747

March 31, 2021
Popular U.S.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$30,185	$-	$-	$30,185	$1,724,802	$1,754,987	$-	$-
Commercial real estate:
Non-owner occupied	8,280	-	392	8,672	2,034,383	2,043,055	392	-
Owner occupied	5,437	644	323	6,404	323,541	329,945	323	-
Commercial and industrial	7,226	1,321	1,201	9,748	1,522,463	1,532,211	1,192	9
Construction	11,110	-	7,523	18,633	728,506	747,139	7,523	-
Mortgage	13,032	1,762	14,793	29,587	1,103,286	1,132,873	14,793	-
Consumer:
Credit cards	-	-	-	-	22	22	-	-
Home equity lines of credit	121	10	6,855	6,986	82,631	89,617	6,855	-
Personal	1,156	666	1,086	2,908	162,540	165,448	1,086	-
Other	-	-	-	-	2,066	2,066	-	-
Total	$76,547	$4,403	$32,173	$113,123	$7,684,240	$7,797,363	$32,164	$9

March 31, 2021
Popular, Inc.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP[2] [3]	loans	loans
Commercial multi-family	$30,381	$-	$814	$31,195	$1,861,899	$1,893,094	$814	$-
Commercial real estate:
Non-owner occupied	9,219	25,406	76,916	111,541	3,992,512	4,104,053	76,916	-
Owner occupied	12,186	2,758	90,075	105,019	1,736,897	1,841,916	90,075	-
Commercial and industrial	11,096	1,971	35,534	48,601	5,554,822	5,603,423	34,965	569
Construction	11,749	-	22,400	34,149	873,587	907,736	22,400	-
Mortgage[1]	188,962	85,532	1,226,728	1,501,222	6,307,630	7,808,852	405,574	821,154
Leasing	7,564	1,408	3,040	12,012	1,232,944	1,244,956	3,040	-
Consumer:
Credit cards	4,824	3,883	10,779	19,486	858,277	877,763	-	10,779
Home equity lines of credit	121	10	6,901	7,032	86,129	93,161	6,855	46
Personal	11,372	6,916	26,817	45,105	1,381,634	1,426,739	26,817	-
Auto	47,396	8,783	15,405	71,584	3,131,553	3,203,137	15,405	-
Other	360	375	15,489	16,224	110,574	126,798	15,281	208
Total	$335,230	$137,042	$1,530,898	$2,003,170	$27,128,458	$29,131,628	$698,142	$832,756
[1]

It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These include loans rebooked, which were previously pooled into GNMA securities amounting to $29 million. Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked) on the financial statements of BPPR with an offsetting liability. Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative.

[2]	Loans held-in-portfolio are net of $213 million in unearned income and exclude $84 million in loans held-for-sale.
[3]

Includes $6.3 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.0 billion were pledged at the Federal Home Loan Bank ("FHLB") as collateral for borrowings and $2.3 billion at the Federal Reserve Bank ("FRB") for discount window borrowings.

December 31, 2020
Puerto Rico

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due[1]	Current	Loans HIP	loans	loans
Commercial multi-family	$796	$-	$505	$1,301	$150,979	$152,280	$505	$-
Commercial real estate:
Non-owner occupied	2,189	3,503	77,137	82,829	1,924,504	2,007,333	77,137	-
Owner occupied	8,270	1,218	92,001	101,489	1,497,406	1,598,895	92,001	-
Commercial and industrial	10,223	775	35,012	46,010	4,183,098	4,229,108	34,449	563
Construction	-	-	21,497	21,497	135,609	157,106	21,497	-
Mortgage[2]	195,602	87,726	1,428,824	1,712,152	5,057,991	6,770,143	414,343	1,014,481
Leasing	9,141	1,427	3,441	14,009	1,183,652	1,197,661	3,441	-
Consumer:
Credit cards	6,550	4,619	12,798	23,967	895,968	919,935	-	12,798
Home equity lines of credit	184	-	48	232	3,947	4,179	-	48
Personal	11,255	8,097	26,387	45,739	1,232,008	1,277,747	26,387	-
Auto	53,186	12,696	15,736	81,618	3,050,610	3,132,228	15,736	-
Other	304	483	15,052	15,839	110,826	126,665	14,881	171
Total	$297,700	$120,544	$1,728,438	$2,146,682	$19,426,598	$21,573,280	$700,377	$1,028,061
[1]

Loans included as 90 days or more past due include loans that that are not delinquent in their payment terms but that are reported as nonperforming due to other credit quality considerations. As part of the adoption of CECL, at January 1, 2020, the Corporation reclassified to this category $134 million of acquired loans with credit deterioration that were previously excluded from non-performing status. In addition, as part of the CECL transition, an additional $125 million of loans that were 90 days or more past due previously excluded from non-performing status are now included as non-performing.

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

December 31, 2020
Popular U.S.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$5,273	$-	$1,894	$7,167	$1,736,544	$1,743,711	$1,894	$-
Commercial real estate:
Non-owner occupied	924	3,640	669	5,233	1,988,577	1,993,810	669	-
Owner occupied	191	650	334	1,175	343,205	344,380	334	-
Commercial and industrial	1,117	72	3,091	4,280	1,540,513	1,544,793	3,091	-
Construction	21,312	-	7,560	28,872	740,230	769,102	7,560	-
Mortgage	33,422	15,464	14,864	63,750	1,056,787	1,120,537	14,864	-
Consumer:
Credit cards	-	-	3	3	28	31	-	3
Home equity lines of credit	236	342	7,491	8,069	86,502	94,571	7,491	-
Personal	1,486	1,342	1,474	4,302	194,936	199,238	1,474	-
Other	-	-	20	20	1,723	1,743	20	-
Total	$63,961	$21,510	$37,400	$122,871	$7,689,045	$7,811,916	$37,397	$3

December 31, 2020
Popular, Inc.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more[2]	past due	Current	Loans HIP[3] [4]	loans	loans
Commercial multi-family	$6,069	$-	$2,399	$8,468	$1,887,523	$1,895,991	$2,399	$-
Commercial real estate:
Non-owner occupied	3,113	7,143	77,806	88,062	3,913,081	4,001,143	77,806	-
Owner occupied	8,461	1,868	92,335	102,664	1,840,611	1,943,275	92,335	-
Commercial and industrial	11,340	847	38,103	50,290	5,723,611	5,773,901	37,540	563
Construction	21,312	-	29,057	50,369	875,839	926,208	29,057	-
Mortgage[1]	229,024	103,190	1,443,688	1,775,902	6,114,778	7,890,680	429,207	1,014,481
Leasing	9,141	1,427	3,441	14,009	1,183,652	1,197,661	3,441	-
Consumer:
Credit cards	6,550	4,619	12,801	23,970	895,996	919,966	-	12,801
Home equity lines of credit	420	342	7,539	8,301	90,449	98,750	7,491	48
Personal	12,741	9,439	27,861	50,041	1,426,944	1,476,985	27,861	-
Auto	53,186	12,696	15,736	81,618	3,050,610	3,132,228	15,736	-
Other	304	483	15,072	15,859	112,549	128,408	14,901	171
Total	$361,661	$142,054	$1,765,838	$2,269,553	$27,115,643	$29,385,196	$737,774	$1,028,064
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

[2]

Loans included as 90 days or more past due include loans that that are not delinquent in their payment terms but that are reported as nonperforming due to other credit quality considerations. As part of the adoption of CECL, at January 1, 2020, the Corporation reclassified to this category $134 million of acquired loans with credit deterioration that were previously excluded from non-performing status. In addition, as part of the CECL transition, an additional $144 million of loans that were 90 days or more past due previously excluded from non-performing status are now included as non-performing.

[3]	Loans held-in-portfolio are net of $203 million in unearned income and exclude $99 million in loans held-for-sale.
[4]

Includes $6.5 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $4.1 billion were pledged at the FHLB as collateral for borrowings and $2.4 billion at the FRB for discount window borrowings.

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

At March 31, 2021, mortgage loans held-in-portfolio include $2.1 billion (December 31, 2020 - $2.1 billion) of loans insured by the Federal Housing Administration (“FHA”), or guaranteed by the U.S. Department of Veterans Affairs (“VA”) of which $0.8 billion (December 31, 2020 - $1.0 million) are 90 days or more past due. These balances include $675 million in loans modified under a TDR (December 31, 2020 - $655 million), that are presented as accruing loans. The portfolio of U.S. guaranteed loans includes $341 million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of March 31, 2021 (December 31, 2020 - $329 million). The Corporation has approximately $58 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at March 31, 2021 (December 31, 2020 - $60 million).

Loans with a delinquency status of 90 days past due as of March 31, 2021 include $29 million in loans previously pooled into GNMA securities (December 31, 2020 - $57 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of BPPR with an offsetting liability. Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative.

The following tables present the amortized cost basis of non-accrual loans as of March 31, 2021 and December 31, 2020 by class of loans:

March 31, 2021
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance
Commercial multi-family	$-	$814	$-	$-	$-	$814
Commercial real estate non-owner occupied	60,727	15,797	-	392	60,727	16,189
Commercial real estate owner occupied	25,612	64,140	-	323	25,612	64,463
Commercial and industrial	22,264	11,509	-	1,192	22,264	12,701
Construction	14,877	-	7,523	-	22,400	-
Mortgage	160,605	230,176	-	14,793	160,605	244,969
Leasing	-	3,040	-	-	-	3,040
Consumer:
HELOCs	-	-	-	6,855	-	6,855
Personal	7,690	18,041	-	1,086	7,690	19,127
Auto	-	15,405	-	-	-	15,405
Other	-	15,281	-	-	-	15,281
Total	$291,775	$374,203	$7,523	$24,641	$299,298	$398,844

December 31, 2020
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance
Commercial multi-family	$-	$505	$-	$1,894	$-	$2,399
Commercial real estate non-owner occupied	35,968	41,169	-	669	35,968	41,838
Commercial real estate owner occupied	14,825	77,176	-	334	14,825	77,510
Commercial and industrial	1,148	33,301	-	3,091	1,148	36,392
Construction	-	21,497	-	7,560	-	29,057
Mortgage	141,737	272,606	517	14,347	142,254	286,953
Leasing	-	3,441	-	-	-	3,441
Consumer:
HELOCs	-	-	-	7,491	-	7,491
Personal	9,265	17,122	-	1,474	9,265	18,596
Auto	-	15,736	-	-	-	15,736
Other	-	14,881	-	20	-	14,901
Total	$202,943	$497,434	$517	$36,880	$203,460	$534,314

Loans in non-accrual status with no allowance at March 31, 2021 include $299 million in collateral dependent loans (December 31, 2020 - $203 million). The Corporation recognized $4 million in interest income on non-accrual loans during the quarter ended March 31, 2021 (March 31, 2020 - $3 million).

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

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and type of collateral as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(In thousands)	Real Estate	Auto	Equipment	Taxi Medallions	Accounts Receivables	Other	Total
Puerto Rico
Commercial multi-family	$1,374	$-	$-	$-	$-	$-	$1,374
Commercial real estate:
Non-owner occupied	295,454	-	-	-	-	-	295,454
Owner occupied	78,710	-	-	-	-	-	78,710
Commercial and industrial	6,481	-	1,428	-	10,982	12,005	30,896
Construction	14,877	-	-	-	-	-	14,877
Mortgage	208,691	-	-	-	-	-	208,691
Consumer:
Personal	7,817	-	-	-	-	-	7,817
Auto	-	517	-	-	-	-	517
Total Puerto Rico	$613,404	$517	$1,428	$-	$10,982	$12,005	$638,336
Popular U.S.
Commercial and industrial	$-	$-	$-	$115	$-	$-	$115
Construction	7,523	-	-	-	-	-	7,523
Mortgage	573	-	-	-	-	-	573
Total Popular U.S.	$8,096	$-	$-	$115	$-	$-	$8,211
Popular, Inc.
Commercial multi-family	$1,374	$-	$-	$-	$-	$-	$1,374
Commercial real estate:
Non-owner occupied	295,454	-	-	-	-	-	295,454
Owner occupied	78,710	-	-	-	-	-	78,710
Commercial and industrial	6,481	-	1,428	115	10,982	12,005	31,011
Construction	22,400	-	-	-	-	-	22,400
Mortgage	209,264	-	-	-	-	-	209,264
Consumer:
Personal	7,817	-	-	-	-	-	7,817
Auto	-	517	-	-	-	-	517
Total Popular, Inc.	$621,500	$517	$1,428	$115	$10,982	$12,005	$646,547

	December 31, 2020
(In thousands)	Real Estate	Auto	Equipment	Taxi Medallions	Accounts Receivables	Other	Total
Puerto Rico
Commercial multi-family	$1,301	$-	$-	$-	$-	$-	$1,301
Commercial real estate:
Non-owner occupied	299,223	-	-	-	-	-	299,223
Owner occupied	79,769	-	-	-	-	-	79,769
Commercial and industrial	7,577	-	1,438	-	10,989	12,046	32,050
Construction	21,497	-	-	-	-	-	21,497
Mortgage	181,648	-	-	-	-	-	181,648
Consumer:
Personal	7,414	-	-	-	-	-	7,414
Auto	-	4	-	-	-	-	4
Total Puerto Rico	$598,429	$4	$1,438	$-	$10,989	$12,046	$622,906
Popular U.S.
Commercial multi-family	$1,755	$-	$-	$-	$-	$-	$1,755
Commercial and industrial	-	-	-	1,545	-	-	1,545
Construction	7,560	-	-	-	-	-	7,560
Mortgage	855	-	-	-	-	-	855
Total Popular U.S.	$10,170	$-	$-	$1,545	$-	$-	$11,715
Popular, Inc.
Commercial multi-family	$3,056	$-	$-	$-	$-	$-	$3,056
Commercial real estate:
Non-owner occupied	299,223	-	-	-	-	-	299,223
Owner occupied	79,769	-	-	-	-	-	79,769
Commercial and industrial	7,577	-	1,438	1,545	10,989	12,046	33,595
Construction	29,057	-	-	-	-	-	29,057
Mortgage	182,503	-	-	-	-	-	182,503
Consumer:
Personal	7,414	-	-	-	-	-	7,414
Auto	-	4	-	-	-	-	4
Total Popular, Inc.	$608,599	$4	$1,438	$1,545	$10,989	$12,046	$634,621

Purchased Credit Deteriorated (PCD) Loans

The Corporation has purchased loans during the quarter, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(In thousands)	March 31, 2021	March 31, 2020
Purchase price of loans at acquisition	$4,935	$3,112
Allowance for credit losses at acquisition	1,356	429
Non-credit premium at acquisition	121	138
Par value of acquired loans at acquisition	$6,412	$3,679

Note 8 – Allowance for credit losses – loans held-in-portfolio

The Corporation follows the current expected credit loss (“CECL”) model, to establish and evaluate the adequacy of the allowance for credit losses (“ACL”) to provide for expected losses in the loan portfolio. This model establishes a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first acquired or originated. In addition, CECL provides that the initial ACL on purchased credit deteriorated (“PCD”) financial assets be recorded as an increase to the purchase price, with subsequent changes to the allowance recorded as a credit loss expense. The provision for credit losses charged to current operations is based on this methodology. Loan losses are charged and recoveries are credited to the ACL.

At March 31, 2021, the Corporation estimated the ACL by weighting the outputs of optimistic, baseline, and pessimistic scenarios. Among the three scenarios used to estimate the ACL, the baseline is assigned the highest probability, followed by the pessimistic scenario given the uncertainties in the economic outlook and downside risk. The weights applied are subject to evaluation on a quarterly basis as part of the ACL’s governance process. The current baseline scenario shows improvement in both 2021 GDP growth and unemployment rate when compared to previous estimates. The 2021 forecasted GDP growth is now at 4.9% for U.S. and 3.4% for P.R., compared to 4.1% and 2.5%, respectively, in the previous 2021 forecast. Expectations for 2022 also present an improvement over the prior forecast. The U.S. and P.R. forecasted unemployment rate average for 2021 is now 6.09% and 7.98%, respectively. This is an improvement over the previous estimate of 7.41% for U.S. and 8.34% for P.R. The reduction in ACL for the loans portfolio and the reserve for unfunded commitments of $82.1 million is mainly attributed to the improvements in the macroeconomic forecast.

The following tables present the changes in the ACL of loans held-in-portfolio and unfunded commitments for the quarters ended March 31, 2021 and 2020.

For the quarter ended March 31, 2021
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$225,323	$4,871	$195,557	$16,863	$297,136	$739,750
Provision (reversal of provision)	(29,646)	1,306	(2,805)	(4,058)	(4,773)	(39,976)
Initial allowance for credit losses - PCD Loans	-	-	1,356	-	-	1,356
Charge-offs	(2,883)	(6,619)	(10,381)	(1,058)	(24,029)	(44,970)
Recoveries	4,317	702	2,078	940	17,459	25,496
Ending balance - loans	$197,111	$260	$185,805	$12,687	$285,793	$681,656
Allowance for credit losses - unfunded commitments:
Beginning balance	$4,913	$4,610	$-	$-	$-	$9,523
Reversal of provision	(1,000)	(4,365)	-	-	-	(5,365)
Ending balance - unfunded commitments [1]	$3,913	$245	$-	$-	$-	$4,158
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended March 31, 2021
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$108,057	$9,366	$20,159	$18,918	$156,500
Reversal of provision	(28,933)	(431)	(3,918)	(2,521)	(35,803)
Charge-offs	(383)	-	(1)	(3,256)	(3,640)
Recoveries	367	-	81	1,636	2,084
Ending balance - loans	$79,108	$8,935	$16,321	$14,777	$119,141
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,753	$4,469	$-	$106	$6,328
Reversal of provision	(310)	(566)	-	(41)	(917)
Ending balance - unfunded commitments [1]	$1,443	$3,903	$-	$65	$5,411
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended March 31, 2021
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$333,380	$14,237	$215,716	$16,863	$316,054	$896,250
Provision (reversal of provision)	(58,579)	875	(6,723)	(4,058)	(7,294)	(75,779)
Initial allowance for credit losses - PCD Loans	-	-	1,356	-	-	1,356
Charge-offs	(3,266)	(6,619)	(10,382)	(1,058)	(27,285)	(48,610)
Recoveries	4,684	702	2,159	940	19,095	27,580
Ending balance - loans	$276,219	$9,195	$202,126	$12,687	$300,570	$800,797
Allowance for credit losses - unfunded commitments:
Beginning balance	$6,666	$9,079	$-	$-	$106	$15,851
Reversal of provision	(1,310)	(4,931)	-	-	(41)	(6,282)
Ending balance - unfunded commitments [1]	$5,356	$4,148	$-	$-	$65	$9,569
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended March 31, 2020
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$131,063	$574	$116,281	$10,768	$173,965	$432,651
Impact of adopting CECL	62,393	115	86,081	(713)	122,492	270,368
Provision (reversal of provision)	14,974	(289)	5,547	5,841	86,931	113,004
Initial allowance for credit losses - PCD Loans	-	-	429	-	-	429
Charge-offs	(2,994)	-	(8,306)	(3,775)	(58,084)	(73,159)
Recoveries	2,414	19	2,768	468	7,973	13,642
Ending balance - loans	$207,850	$419	$202,800	$12,589	$333,277	$756,935
Allowance for credit losses - unfunded commitments:
Beginning balance	$678	$294	$-	$-	$7,467	$8,439
Impact of adopting CECL	1,158	(185)	-	-	(7,467)	(6,494)
Provision	141	69	-	-	-	210
Ending balance - unfunded commitments [1]	$1,977	$178	$-	$-	$-	$2,155
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended March 31, 2020
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$16,557	$4,266	$4,827	$19,407	$45,057
Impact of adopting CECL	29,537	(3,038)	10,431	7,809	44,739
Provision	53,072	846	9,028	13,045	75,991
Charge-offs	(577)	-	(9)	(4,938)	(5,524)
Recoveries	578	155	10	1,775	2,518
Ending balance - loans	$99,167	$2,229	$24,287	$37,098	$162,781
Allowance for credit losses - unfunded commitments:
Beginning balance	$152	$125	$-	$1	$278
Impact of adopting CECL	453	582	-	(1)	1,034
Provision	506	434	-	59	999
Ending balance - unfunded commitments [1]	$1,111	$1,141	$-	$59	$2,311
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended March 31, 2020
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$147,620	$4,840	$121,108	$10,768	$193,372	$477,708
Impact of adopting CECL	91,930	(2,923)	96,512	(713)	130,301	315,107
Provision	68,046	557	14,575	5,841	99,976	188,995
Initial allowance for credit losses - PCD Loans	-	-	429	-	-	429
Charge-offs	(3,571)	-	(8,315)	(3,775)	(63,022)	(78,683)
Recoveries	2,992	174	2,778	468	9,748	16,160
Ending balance - loans	$307,017	$2,648	$227,087	$12,589	$370,375	$919,716
Allowance for credit losses - unfunded commitments:
Beginning balance	$830	$419	$-	$-	$7,468	$8,717
Impact of adopting CECL	1,611	397	-	-	(7,468)	(5,460)
Provision	647	503	-	-	59	1,209
Ending balance - unfunded commitments [1]	$3,088	$1,319	$-	$-	$59	$4,466
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

Modifications

A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to troubled debt restructurings (“TDRs”), refer to the Summary of Significant Accounting Policies included in Note 2 to the 2020 Form 10-K.

The outstanding balance of loans classified as TDRs amounted to $ 1.7 billion at March 31, 2021 (December 31, 2020 - $ 1.7 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs amounted to $14 million related to the commercial loan portfolio at March 31, 2021 (December 31, 2020 - $14 million).

In response to the COVID-19 pandemic, the Corporation implemented a relief program in March 2020 to work with eligible customers in mortgage, personal loans, credit cards, auto loans and leases and certain commercial credit facilities, comprised mainly of payment deferrals of up to six months, subject to certain terms and conditions. In addition, certain participating clients impacted by the seismic activity in the Southern region of the island also benefitted from other loan payment moratoriums offered by the Corporation since mid-January 2020. These loan modifications do not affect the asset quality measures as the deferred payments are not deemed to be delinquent and the Corporation continues to accrue interest on these loans. The Puerto Rico Legislative Assembly enacted legislation in April 2020 that required financial institutions to offer through June 2020 moratoriums on consumer financial products to clients impacted by the COVID-19 pandemic and extended relief with respect to mortgage products through August 2020. Additionally, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed by the President of the United States as part of an economic stimulus package, provides relief related to U.S. GAAP requirements for loan modifications related to COVID-19 relief measures. This relief was subsequently extended until the earlier of January 1, 2022 or 60 days after the national COVID-19 emergency ends. In addition, the Federal Reserve, along with other U.S. banking regulators, also issued interagency guidance to financial institutions that offers some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. According to the interagency guidance, COVID-19 related short-term modifications (i.e., six months or less) granted to consumer or commercial loans that were current as of the date of the loan modification are not TDRs, since the lender can conclude that the borrower is current on their loan and thus not experiencing financial difficulties and furthermore the period of the deferral granted does not represent a more than insignificant concession on the part of the lender. In addition, a modification or deferral program that is mandated by the federal government or a state government (e.g., a state program that requires all institutions within that state to suspend mortgage payments for a specified period) does not represent a TDR. As of March 31, 2021, approximately $34 million of loan payment moratoriums granted under the COVID-19 relief program have been classified as TDRs. In making this determination, the Corporation considered the criteria of whether the borrower was in financial difficulty at the time of the deferral and whether the deferral period was more than insignificant.

Excluding government guaranteed loans, at March 31, 2021, the Corporation had 122,216 loans with an aggregate book value of $6.8 billion that had completed their moratorium period, of which 114,900 loans, or 94%, with an aggregate book value of $6.5 billion were current in their payments.

The following table presents the outstanding balance of loans classified as TDRs according to their accruing status and the related allowance at March 31, 2021 and December 31, 2020.

	March 31, 2021				December 31, 2020
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Loans held-in-portfolio:
Commercial	$281,234	$107,933	$389,167	$26,109	$259,246	$103,551	$362,797	$15,236
Construction	-	14,877	14,877	-	-	21,497	21,497	4,397
Mortgage[1]	1,098,479	118,536	1,217,015	71,623	1,060,193	135,772	1,195,965	71,018
Leases	388	160	548	97	392	218	610	150
Consumer	74,150	11,771	85,921	20,785	74,707	12,792	87,499	22,508
Loans held-in-portfolio	$1,454,251	$253,277	$1,707,528	$118,614	$1,394,538	$273,830	$1,668,368	$113,309
[1] At March 31, 2021, accruing mortgage loan TDRs include $675 million guaranteed by U.S. sponsored entities at BPPR, compared to $655 million at December 31, 2020.

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters ended March 31, 2021 and 2020. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

For the quarter ended March 31, 2021
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	1	-	-
Commercial real estate non-owner occupied	-	9	-	-
Commercial real estate owner occupied	2	20	-	-
Commercial and industrial	-	8	-	-
Mortgage	8	40	360	-
Leasing	-	-	1	-
Consumer:
Credit cards	52	-	-	14
HELOCs	-	-	1	-
Personal	61	2	1	-
Auto	-	1	2	-
Other	4	-	-	-
Total	127	81	365	14

For the quarter ended March 31, 2020
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	-	1	-	-
Commercial real estate owner occupied	-	6	-	-
Commercial and industrial	1	11	-	1
Mortgage	2	26	147	-
Leasing	-	-	3	-
Consumer:
Credit cards	148	-	-	13
HELOCs	-	-	1	-
Personal	100	1	-	1
Auto	-	1	2	-
Other	1	-	-	-
Total	252	46	153	15

The following tables present, by class, quantitative information related to loans modified as TDRs during the quarters ended March 31, 2021 and 2020.

For the quarter ended March 31, 2021
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$87	$86	$4
Commercial real estate non-owner occupied	9	3,295	3,281	141
Commercial real estate owner occupied	22	29,750	29,484	572
Commercial and industrial	8	222	218	8
Mortgage	408	47,654	49,729	1,046
Leasing	1	32	32	4
Consumer:
Credit cards	66	824	854	27
HELOCs	1	63	116	28
Personal	64	1,062	1,062	304
Auto	3	48	53	10
Other	4	6	6	1
Total	587	$83,043	$84,921	$2,145

For the quarter ended March 31, 2020
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$104	$104	$(8)
Commercial real estate owner occupied	6	3,906	3,902	105
Commercial and industrial	13	4,070	4,068	(717)
Mortgage	175	20,315	17,940	2,012
Leasing	3	94	95	6
Consumer:
Credit cards	161	1,260	1,273	84
HELOCs	1	332	265	854
Personal	102	1,861	1,859	297
Auto	3	86	87	12
Other	1	20	20	5
Total	466	$32,048	$29,613	$2,650

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

Defaulted during the quarter ended March 31, 2021
(Dollars in thousands)	Loan count	Recorded investment as of first default date
Commercial real estate owner occupied	2	$3,754
Commercial and industrial	2	224
Mortgage	23	1,732
Consumer:
Credit cards	40	535
Personal	6	260
Total	73	$6,505

Defaulted during the quarter ended March 31, 2020
(Dollars in thousands)	Loan count	Recorded investment as of first default date
Commercial real estate owner occupied	2	$243
Commercial and industrial	2	40
Mortgage	39	4,482
Consumer:
Credit cards	106	859
Personal	45	808
Other	1	-
Total	195	$6,432

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

The following tables present the amortized cost basis, net of unearned income, of loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at March 31, 2021 and December 31, 2020 by vintage year. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 8 to the Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended December 31, 2020.

March 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Puerto Rico
Commercial:
Commercial multi-family
Watch	$-	$-	$-	$-	$-	$566	$-	$-	$566
Special mention	-	-	-	-	-	4,096	-	-	4,096
Substandard	-	-	-	-	-	1,018	100	-	1,118
Pass	2,500	10,447	36,212	25,889	2,096	55,091	92	-	132,327
Total commercial multi-family	$2,500	$10,447	$36,212	$25,889	$2,096	$60,771	$192	$-	$138,107

Commercial real estate non-owner occupied
Watch	$-	$232,123	$72,809	$27,128	$225,172	$40,421	$2,037	$-	$599,690
Special Mention	17,959	-	26,449	124,060	36,824	29,611	-	-	234,903
Substandard	-	43,336	74,608	26,602	158,367	4,928	95	-	307,936
Pass	31,990	88,654	27,905	39,238	665,039	59,157	6,486	-	918,469
Total commercial real estate non-owner occupied	$49,949	$364,113	$201,771	$217,028	$1,085,402	$134,117	$8,618	$-	$2,060,998

Commercial real estate owner occupied
Watch	$-	$7,016	$15,518	$13,986	$6,108	$132,580	$1,222	$-	$176,430
Special Mention	-	1,245	6,588	241	8,547	175,158	-	-	191,779
Substandard	2,692	1,987	2,044	37,707	2,383	172,336	-	-	219,149
Doubtful	-	-	-	-	-	1,478	-	-	1,478
Pass	16,029	217,419	47,995	31,309	58,557	539,283	12,543	-	923,135
Total commercial real estate owner occupied	$18,721	$227,667	$72,145	$83,243	$75,595	$1,020,835	$13,765	$-	$1,511,971
Commercial and industrial
Watch	$47,071	$117,215	$73,327	$147,175	$49,845	$325,459	$213,847	$-	$973,939
Special Mention	14,491	25,350	9,977	47,433	45,004	28,711	96,605	-	267,571
Substandard	15,597	22,254	1,907	35,980	26,946	56,443	71,661	-	230,788
Doubtful	-	-	67	-	-	51	4	-	122
Loss	-	-	-	-	-	-	14	-	14
Pass	412,730	899,524	373,582	108,200	145,588	116,412	542,742	-	2,598,778
Total commercial and industrial	$489,889	$1,064,343	$458,860	$338,788	$267,383	$527,076	$924,873	$-	$4,071,212

Construction
Watch	$-	$-	$3,580	$-	$-	$-	$-	$-	$3,580
Substandard	-	-	-	-	14,877	-	-	-	14,877
Pass	2,925	22,730	21,067	3,316	64,738	-	27,364	-	142,140
Total construction	$2,925	$22,730	$24,647	$3,316	$79,615	$-	$27,364	$-	$160,597

Mortgage
Substandard	$-	$1,515	$948	$1,278	$2,879	$141,940	$-	$-	$148,560
Pass	66,896	271,135	218,744	163,092	207,737	5,599,815	-	-	6,527,419
Total mortgage	$66,896	$272,650	$219,692	$164,370	$210,616	$5,741,755	$-	$-	$6,675,979

Leasing
Substandard	$-	$252	$1,127	$504	$900	$256	$-	$-	$3,039
Pass	195,606	406,064	292,103	189,562	97,018	61,564	-	-	1,241,917
Total leasing	$195,606	$406,316	$293,230	$190,066	$97,918	$61,820	$-	$-	$1,244,956

March 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Puerto Rico
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$10,779	$-	$10,779
Pass	-	-	-	-	-	-	866,962	-	866,962
Total credit cards	$-	$-	$-	$-	$-	$-	$877,741	$-	$877,741

HELOCs
Pass	$-	$-	$-	$-	$-	$526	$3,018	$-	$3,544
Total HELOCs	$-	$-	$-	$-	$-	$526	$3,018	$-	$3,544

Personal
Substandard	$-	$441	$2,170	$1,275	$1,007	$19,422	$-	$1,416	$25,731
Pass	125,173	297,600	361,153	145,452	86,373	174,319	1,924	43,566	1,235,560
Total Personal	$125,173	$298,041	$363,323	$146,727	$87,380	$193,741	$1,924	$44,982	$1,261,291

Auto
Substandard	$34	$3,086	$5,906	$3,238	$1,421	$1,720	$-	$-	$15,405
Pass	350,123	984,223	819,082	574,799	267,006	192,499	-	-	3,187,732
Total Auto	$350,157	$987,309	$824,988	$578,037	$268,427	$194,219	$-	$-	$3,203,137

Other consumer
Substandard	$-	$-	$-	$2,097	$240	$12,943	$-	$-	$15,280
Pass	5,992	15,845	13,463	9,410	4,465	6,203	54,074	-	109,452
Total Other consumer	$5,992	$15,845	$13,463	$11,507	$4,705	$19,146	$54,074	$-	$124,732
Total Puerto Rico	$1,307,808	$3,669,461	$2,508,331	$1,758,971	$2,179,137	$7,954,006	$1,911,569	$44,982	$21,334,265

March 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular U.S.
Commercial:
Commercial multi-family
Watch	$-	$41,982	$19,813	$33,251	$52,889	$93,850	$-	$-	$241,785
Special mention	-	15,500	12,384	4,250	34,531	61,330	-	-	127,995
Substandard	-	-	74,778	25,202	-	21,386	-	-	121,366
Pass	65,917	271,994	288,541	165,986	66,381	403,611	1,411	-	1,263,841
Total commercial multi-family	$65,917	$329,476	$395,516	$228,689	$153,801	$580,177	$1,411	$-	$1,754,987

Commercial real estate non-owner occupied
Watch	$-	$8,381	$23,773	$69,771	$44,935	$65,724	$957	$-	$213,541
Special Mention	-	-	3,767	15,219	9,330	89,003	350	-	117,669
Substandard	-	767	18,617	36,419	10,877	85,562	-	-	152,242
Pass	74,164	381,234	231,033	228,180	259,590	378,697	6,705	-	1,559,603
Total commercial real estate non-owner occupied	$74,164	$390,382	$277,190	$349,589	$324,732	$618,986	$8,012	$-	$2,043,055

Commercial real estate owner occupied
Watch	$-	$244	$10,466	$7,490	$1,937	$25,599	$4,222	$-	$49,958
Special Mention	-	-	-	-	-	2,339	-	-	2,339
Substandard	-	-	1,159	2,929	-	21,426	-	-	25,514
Pass	5,764	48,521	44,906	40,173	26,817	85,631	322	-	252,134
Total commercial real estate owner occupied	$5,764	$48,765	$56,531	$50,592	$28,754	$134,995	$4,544	$-	$329,945
Commercial and industrial
Watch	$1,916	$13,874	$377	$75	$12	$7,685	$5,474	$-	$29,413
Special Mention	2,415	13,492	-	-	115	9,429	98	-	25,549
Substandard	527	463	7,472	-	-	5,210	1,689	-	15,361
Pass	57,862	391,530	199,475	192,904	127,651	395,589	96,877	-	1,461,888
Total commercial and industrial	$62,720	$419,359	$207,324	$192,979	$127,778	$417,913	$104,138	$-	$1,532,211

Construction
Watch	$-	$12,387	$7,000	$31,008	$55,383	$2,034	$-	$-	$107,812
Special Mention	-	-	-	-	-	28,778	-	-	28,778
Substandard	-	-	-	20,803	-	7,523	-	-	28,326
Pass	14,234	100,699	292,585	94,932	67,349	12,424	-	-	582,223
Total construction	$14,234	$113,086	$299,585	$146,743	$122,732	$50,759	$-	$-	$747,139

Mortgage
Substandard	$-	$340	$2,453	$990	$-	$11,010	$-	$-	$14,793
Pass	112,924	303,906	256,141	90,161	9,265	345,683	-	-	1,118,080
Total mortgage	$112,924	$304,246	$258,594	$91,151	$9,265	$356,693	$-	$-	$1,132,873

March 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular U.S.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$22	$-	$22
Total credit cards	$-	$-	$-	$-	$-	$-	$22	$-	$22

HELOCs
Substandard	$-	$-	$-	$-	$-	$-	$-	$195	$195
Loss	-	-	-	-	-	258	-	6,403	6,661
Pass	-	-	-	-	-	10,540	38,819	33,402	82,761
Total HELOCs	$-	$-	$-	$-	$-	$10,798	$38,819	$40,000	$89,617

Personal
Substandard	$-	$54	$482	$191	$54	$5	$-	$-	$786
Loss	-	-	57	1	5	234	2	-	299
Pass	3,182	34,910	90,489	19,710	7,599	8,297	176	-	164,363
Total Personal	$3,182	$34,964	$91,028	$19,902	$7,658	$8,536	$178	$-	$165,448

Other consumer
Pass	$-	$-	$-	$-	$-	$-	$2,066	$-	$2,066
Total Other consumer	$-	$-	$-	$-	$-	$-	$2,066	$-	$2,066
Total Popular U.S.	$338,905	$1,640,278	$1,585,768	$1,079,645	$774,720	$2,178,857	$159,190	$40,000	$7,797,363

March 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch	$-	$41,982	$19,813	$33,251	$52,889	$94,416	$-	$-	$242,351
Special mention	-	15,500	12,384	4,250	34,531	65,426	-	-	132,091
Substandard	-	-	74,778	25,202	-	22,404	100	-	122,484
Pass	68,417	282,441	324,753	191,875	68,477	458,702	1,503	-	1,396,168
Total commercial multi-family	$68,417	$339,923	$431,728	$254,578	$155,897	$640,948	$1,603	$-	$1,893,094

Commercial real estate non-owner occupied
Watch	$-	$240,504	$96,582	$96,899	$270,107	$106,145	$2,994	$-	$813,231
Special Mention	17,959	-	30,216	139,279	46,154	118,614	350	-	352,572
Substandard	-	44,103	93,225	63,021	169,244	90,490	95	-	460,178
Pass	106,154	469,888	258,938	267,418	924,629	437,854	13,191	-	2,478,072
Total commercial real estate non-owner occupied	$124,113	$754,495	$478,961	$566,617	$1,410,134	$753,103	$16,630	$-	$4,104,053

Commercial real estate owner occupied
Watch	$-	$7,260	$25,984	$21,476	$8,045	$158,179	$5,444	$-	$226,388
Special Mention	-	1,245	6,588	241	8,547	177,497	-	-	194,118
Substandard	2,692	1,987	3,203	40,636	2,383	193,762	-	-	244,663
Doubtful	-	-	-	-	-	1,478	-	-	1,478
Pass	21,793	265,940	92,901	71,482	85,374	624,914	12,865	-	1,175,269
Total commercial real estate owner occupied	$24,485	$276,432	$128,676	$133,835	$104,349	$1,155,830	$18,309	$-	$1,841,916

Commercial and industrial
Watch	$48,987	$131,089	$73,704	$147,250	$49,857	$333,144	$219,321	$-	$1,003,352
Special Mention	16,906	38,842	9,977	47,433	45,119	38,140	96,703	-	293,120
Substandard	16,124	22,717	9,379	35,980	26,946	61,653	73,350	-	246,149
Doubtful	-	-	67	-	-	51	4	-	122
Loss	-	-	-	-	-	-	14	-	14
Pass	470,592	1,291,054	573,057	301,104	273,239	512,001	639,619	-	4,060,666
Total commercial and industrial	$552,609	$1,483,702	$666,184	$531,767	$395,161	$944,989	$1,029,011	$-	$5,603,423

March 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular, Inc.

Construction
Watch	$-	$12,387	$10,580	$31,008	$55,383	$2,034	$-	$-	$111,392
Special Mention	-	-	-	-	-	28,778	-	-	28,778
Substandard	-	-	-	20,803	14,877	7,523	-	-	43,203
Pass	17,159	123,429	313,652	98,248	132,087	12,424	27,364	-	724,363
Total construction	$17,159	$135,816	$324,232	$150,059	$202,347	$50,759	$27,364	$-	$907,736

Mortgage
Substandard	$-	$1,855	$3,401	$2,268	$2,879	$152,950	$-	$-	$163,353
Pass	179,820	575,041	474,885	253,253	217,002	5,945,498	-	-	7,645,499
Total mortgage	$179,820	$576,896	$478,286	$255,521	$219,881	$6,098,448	$-	$-	$7,808,852

Leasing
Substandard	$-	$252	$1,127	$504	$900	$256	$-	$-	$3,039
Pass	195,606	406,064	292,103	189,562	97,018	61,564	-	-	1,241,917
Total leasing	$195,606	$406,316	$293,230	$190,066	$97,918	$61,820	$-	$-	$1,244,956

March 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular, Inc.
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$10,779	$-	$10,779
Pass	-	-	-	-	-	-	866,984	-	866,984
Total credit cards	$-	$-	$-	$-	$-	$-	$877,763	$-	$877,763

HELOCs
Substandard	$-	$-	$-	$-	$-	$-	$-	$195	$195
Loss	-	-	-	-	-	258	-	6,403	6,661
Pass	-	-	-	-	-	11,066	41,837	33,402	86,305
Total HELOCs	$-	$-	$-	$-	$-	$11,324	$41,837	$40,000	$93,161

Personal
Substandard	$-	$495	$2,652	$1,466	$1,061	$19,427	$-	$1,416	$26,517
Loss	-	-	57	1	5	234	2	-	299
Pass	128,355	332,510	451,642	165,162	93,972	182,616	2,100	43,566	1,399,923
Total Personal	$128,355	$333,005	$454,351	$166,629	$95,038	$202,277	$2,102	$44,982	$1,426,739

Auto
Substandard	$34	$3,086	$5,906	$3,238	$1,421	$1,720	$-	$-	$15,405
Pass	350,123	984,223	819,082	574,799	267,006	192,499	-	-	3,187,732
Total Auto	$350,157	$987,309	$824,988	$578,037	$268,427	$194,219	$-	$-	$3,203,137

Other consumer
Substandard	$-	$-	$-	$2,097	$240	$12,943	$-	$-	$15,280
Pass	5,992	15,845	13,463	9,410	4,465	6,203	56,140	-	111,518
Total Other consumer	$5,992	$15,845	$13,463	$11,507	$4,705	$19,146	$56,140	$-	$126,798
Total Popular Inc.	$1,646,713	$5,309,739	$4,094,099	$2,838,616	$2,953,857	$10,132,863	$2,070,759	$84,982	$29,131,628

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Puerto Rico
Commercial:
Commercial multi-family
Watch	$-	$-	$-	$-	$-	$460	$-	$-	$460
Special mention	-	-	-	-	-	4,160	-	-	4,160
Substandard	-	-	-	-	-	400	100	-	500
Pass	5,216	36,433	26,051	2,106	2,563	74,791	-	-	147,160
Total commercial multi-family	$5,216	$36,433	$26,051	$2,106	$2,563	$79,811	$100	$-	$152,280

Commercial real estate non-owner occupied
Watch	$160,960	$73,561	$27,592	$40,654	$33,277	$197,912	$2,100	$-	$536,056
Special Mention	-	26,331	124,560	29,711	19,895	62,839	836	-	264,172
Substandard	43,399	74,303	26,799	4,932	29,974	130,218	95	-	309,720
Pass	88,324	53,385	39,814	60,585	124,643	527,282	3,352	-	897,385
Total commercial real estate non-owner occupied	$292,683	$227,580	$218,765	$135,882	$207,789	$918,251	$6,383	$-	$2,007,333

Commercial real estate owner occupied
Watch	$96,046	$10,319	$14,412	$9,760	$9,584	$146,445	$2,627	$-	$289,193
Special Mention	850	6,638	249	6,571	282	172,078	-	-	186,668
Substandard	1,774	2,181	37,686	1,878	27,094	145,193	-	-	215,806
Doubtful	-	-	-	-	-	1,714	-	-	1,714
Pass	204,840	54,274	31,917	57,854	128,392	417,376	10,861	-	905,514
Total commercial real estate owner occupied	$303,510	$73,412	$84,264	$76,063	$165,352	$882,806	$13,488	$-	$1,598,895
Commercial and industrial
Watch	$131,556	$77,821	$182,776	$40,318	$63,968	$267,856	$243,335	$-	$1,007,630
Special Mention	28,310	10,297	19,220	45,861	910	28,507	86,263	-	219,368
Substandard	32,941	2,180	26,921	26,769	1,824	55,220	49,036	-	194,891
Doubtful	-	67	-	1	-	54	1	-	123
Loss	-	-	-	-	-	-	13	-	13
Pass	1,181,399	492,778	119,709	168,174	105,442	218,716	520,865	-	2,807,083
Total commercial and industrial	$1,374,206	$583,143	$348,626	$281,123	$172,144	$570,353	$899,513	$-	$4,229,108

Construction
Watch	$-	$105	$4,895	$-	$-	$-	$960	$-	$5,960
Substandard	-	-	-	21,497	-	-	-	-	21,497
Pass	15,723	22,408	3,423	63,582	-	-	24,513	-	129,649
Total construction	$15,723	$22,513	$8,318	$85,079	$-	$-	$25,473	$-	$157,106

Mortgage
Substandard	$754	$903	$1,172	$3,129	$4,374	$159,359	$-	$-	$169,691
Pass	263,473	224,390	177,537	212,650	225,824	5,496,578	-	-	6,600,452
Total mortgage	$264,227	$225,293	$178,709	$215,779	$230,198	$5,655,937	$-	$-	$6,770,143

Leasing
Substandard	$200	$822	$748	$913	$617	$136	$-	$-	$3,436
Pass	480,964	315,022	209,340	109,708	63,955	15,236	-	-	1,194,225
Total leasing	$481,164	$315,844	$210,088	$110,621	$64,572	$15,372	$-	$-	$1,197,661

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Puerto Rico
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$12,798	$-	$12,798
Pass	-	-	-	-	-	-	907,137	-	907,137
Total credit cards	$-	$-	$-	$-	$-	$-	$919,935	$-	$919,935

HELOCs
Pass	$-	$-	$-	$-	$-	$540	$3,639	$-	$4,179
Total HELOCs	$-	$-	$-	$-	$-	$540	$3,639	$-	$4,179

Personal
Substandard	$1,288	$4,782	$1,741	$1,022	$971	$18,647	$152	$1,545	$30,148
Pass	323,170	413,973	168,142	99,768	57,319	137,693	2,144	45,390	1,247,599
Total Personal	$324,458	$418,755	$169,883	$100,790	$58,290	$156,340	$2,296	$46,935	$1,277,747

Auto
Substandard	$1,975	$6,029	$3,612	$1,760	$1,369	$990	$-	$-	$15,735
Pass	1,064,082	881,343	628,657	299,677	168,157	74,577	-	-	3,116,493
Total Auto	$1,066,057	$887,372	$632,269	$301,437	$169,526	$75,567	$-	$-	$3,132,228

Other consumer
Substandard	$-	$16	$1,376	$240	$174	$13,075	$-	$-	$14,881
Pass	16,912	15,698	13,158	4,966	2,828	3,785	54,437	-	111,784
Total Other consumer	$16,912	$15,714	$14,534	$5,206	$3,002	$16,860	$54,437	$-	$126,665
Total Puerto Rico	$4,144,156	$2,806,059	$1,891,507	$1,314,086	$1,073,436	$8,371,837	$1,925,264	$46,935	$21,573,280

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular U.S.
Commercial:
Commercial multi-family
Watch	$1,643	$16,787	$39,980	$39,713	$52,989	$61,369	$-	$-	$212,481
Special mention	3,122	30,708	4,380	19,593	37,745	20,463	-	-	116,011
Substandard	-	17,376	21,771	1,755	20,085	6,247	-	-	67,234
Pass	326,008	289,652	163,812	100,555	132,400	332,709	2,849	-	1,347,985
Total commercial multi-family	$330,773	$354,523	$229,943	$161,616	$243,219	$420,788	$2,849	$-	$1,743,711

Commercial real estate non-owner occupied
Watch	$10,057	$23,877	$76,629	$56,112	$49,166	$62,766	$1,055	$-	$279,662
Special Mention	-	4,760	15,304	14,623	70,224	20,028	350	-	125,289
Substandard	771	18,642	36,495	11,007	40,528	28,984	-	-	136,427
Pass	397,686	231,904	224,256	236,008	142,432	214,495	5,651	-	1,452,432
Total commercial real estate non-owner occupied	$408,514	$279,183	$352,684	$317,750	$302,350	$326,273	$7,056	$-	$1,993,810

Commercial real estate owner occupied
Watch	$393	$8,266	$7,941	$4,060	$16,689	$16,108	$4,222	$-	$57,679
Special Mention	-	-	192	-	-	1,467	-	-	1,659
Substandard	-	1,152	2,361	-	1,348	20,305	-	-	25,166
Pass	48,684	47,484	47,451	28,761	18,296	68,739	461	-	259,876
Total commercial real estate owner occupied	$49,077	$56,902	$57,945	$32,821	$36,333	$106,619	$4,683	$-	$344,380
Commercial and industrial
Watch	$16,126	$1,973	$30	$3,621	$1,196	$8,488	$3,972	$-	$35,406
Special Mention	14,056	-	-	1,634	4,807	4,756	1,637	-	26,890
Substandard	2,029	6,568	-	-	-	5,980	2,394	-	16,971
Pass	410,349	196,958	198,249	132,993	123,762	300,846	102,369	-	1,465,526
Total commercial and industrial	$442,560	$205,499	$198,279	$138,248	$129,765	$320,070	$110,372	$-	$1,544,793

Construction
Watch	$8,451	$-	$-	$37,015	$-	$2,065	$-	$-	$47,531
Special Mention	-	-	-	3,089	-	30,083	-	-	33,172
Substandard	-	-	20,655	9,372	7,560	-	-	-	37,587
Pass	79,489	288,865	168,411	99,814	8,392	5,841	-	-	650,812
Total construction	$87,940	$288,865	$189,066	$149,290	$15,952	$37,989	$-	$-	$769,102

Mortgage
Substandard	$29	$-	$1,221	$-	$328	$13,287	$-	$-	$14,865
Pass	356,839	275,289	103,160	9,337	9,530	351,517	-	-	1,105,672
Total mortgage	$356,868	$275,289	$104,381	$9,337	$9,858	$364,804	$-	$-	$1,120,537

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular U.S.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$31	$-	$31
Total credit cards	$-	$-	$-	$-	$-	$-	$31	$-	$31

HELOCs
Substandard	$-	$-	$-	$-	$-	$112	$-	$357	$469
Loss	-	-	-	-	-	156	-	6,867	7,023
Pass	-	-	-	-	-	11,907	39,366	35,806	87,079
Total HELOCs	$-	$-	$-	$-	$-	$12,175	$39,366	$43,030	$94,571

Personal
Substandard	$83	$784	$165	$74	$18	$6	$-	$-	$1,130
Loss	-	17	63	12	6	244	2	-	344
Pass	40,539	109,606	27,693	9,623	1,855	8,256	192	-	197,764
Total Personal	$40,622	$110,407	$27,921	$9,709	$1,879	$8,506	$194	$-	$199,238

Other consumer
Substandard	$-	-	-	-	-	-	20	-	20
Pass	$-	$-	$-	$-	$-	$-	$1,723	$-	$1,723
Total Other consumer	$-	$-	$-	$-	$-	$-	$1,743	$-	$1,743
Total Popular U.S.	$1,716,354	$1,570,668	$1,160,219	$818,771	$739,356	$1,597,224	$166,294	$43,030	$7,811,916

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch	$1,643	$16,787	$39,980	$39,713	$52,989	$61,829	$-	$-	$212,941
Special mention	3,122	30,708	4,380	19,593	37,745	24,623	-	-	120,171
Substandard	-	17,376	21,771	1,755	20,085	6,647	100	-	67,734
Pass	331,224	326,085	189,863	102,661	134,963	407,500	2,849	-	1,495,145
Total commercial multi-family	$335,989	$390,956	$255,994	$163,722	$245,782	$500,599	$2,949	$-	$1,895,991

Commercial real estate non-owner occupied
Watch	$171,017	$97,438	$104,221	$96,766	$82,443	$260,678	$3,155	$-	$815,718
Special Mention	-	31,091	139,864	44,334	90,119	82,867	1,186	-	389,461
Substandard	44,170	92,945	63,294	15,939	70,502	159,202	95	-	446,147
Pass	486,010	285,289	264,070	296,593	267,075	741,777	9,003	-	2,349,817
Total commercial real estate non-owner occupied	$701,197	$506,763	$571,449	$453,632	$510,139	$1,244,524	$13,439	$-	$4,001,143

Commercial real estate owner occupied
Watch	$96,439	$18,585	$22,353	$13,820	$26,273	$162,553	$6,849	$-	$346,872
Special Mention	850	6,638	441	6,571	282	173,545	-	-	188,327
Substandard	1,774	3,333	40,047	1,878	28,442	165,498	-	-	240,972
Doubtful	-	-	-	-	-	1,714	-	-	1,714
Pass	253,524	101,758	79,368	86,615	146,688	486,115	11,322	-	1,165,390
Total commercial real estate owner occupied	$352,587	$130,314	$142,209	$108,884	$201,685	$989,425	$18,171	$-	$1,943,275

Commercial and industrial
Watch	$147,682	$79,794	$182,806	$43,939	$65,164	$276,344	$247,307	$-	$1,043,036
Special Mention	42,366	10,297	19,220	47,495	5,717	33,263	87,900	-	246,258
Substandard	34,970	8,748	26,921	26,769	1,824	61,200	51,430	-	211,862
Doubtful	-	67	-	1	-	54	1	-	123
Loss	-	-	-	-	-	-	13	-	13
Pass	1,591,748	689,736	317,958	301,167	229,204	519,562	623,234	-	4,272,609
Total commercial and industrial	$1,816,766	$788,642	$546,905	$419,371	$301,909	$890,423	$1,009,885	$-	$5,773,901

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.

Construction
Watch	$8,451	$105	$4,895	$37,015	$-	$2,065	$960	$-	$53,491
Special Mention	-	-	-	3,089	-	30,083	-	-	33,172
Substandard	-	-	20,655	30,869	7,560	-	-	-	59,084
Pass	95,212	311,273	171,834	163,396	8,392	5,841	24,513	-	780,461
Total construction	$103,663	$311,378	$197,384	$234,369	$15,952	$37,989	$25,473	$-	$926,208

Mortgage
Substandard	$783	$903	$2,393	$3,129	$4,702	$172,646	$-	$-	$184,556
Pass	620,312	499,679	280,697	221,987	235,354	5,848,095	-	-	7,706,124
Total mortgage	$621,095	$500,582	$283,090	$225,116	$240,056	$6,020,741	$-	$-	$7,890,680

Leasing
Substandard	$200	$822	$748	$913	$617	$136	$-	$-	$3,436
Pass	480,964	315,022	209,340	109,708	63,955	15,236	-	-	1,194,225
Total leasing	$481,164	$315,844	$210,088	$110,621	$64,572	$15,372	$-	$-	$1,197,661

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$12,798	$-	$12,798
Pass	-	-	-	-	-	-	907,168	-	907,168
Total credit cards	$-	$-	$-	$-	$-	$-	$919,966	$-	$919,966

HELOCs
Substandard	$-	$-	$-	$-	$-	$112	$-	$357	$469
Loss	-	-	-	-	-	156	-	6,867	7,023
Pass	-	-	-	-	-	12,447	43,005	35,806	91,258
Total HELOCs	$-	$-	$-	$-	$-	$12,715	$43,005	$43,030	$98,750

Personal
Substandard	$1,371	$5,566	$1,906	$1,096	$989	$18,653	$152	$1,545	$31,278
Loss	-	17	63	12	6	244	2	-	344
Pass	363,709	523,579	195,835	109,391	59,174	145,949	2,336	45,390	1,445,363
Total Personal	$365,080	$529,162	$197,804	$110,499	$60,169	$164,846	$2,490	$46,935	$1,476,985

Auto
Substandard	$1,975	$6,029	$3,612	$1,760	$1,369	$990	$-	$-	$15,735
Pass	1,064,082	881,343	628,657	299,677	168,157	74,577	-	-	3,116,493
Total Auto	$1,066,057	$887,372	$632,269	$301,437	$169,526	$75,567	$-	$-	$3,132,228

Other consumer
Substandard	$-	$16	$1,376	$240	$174	$13,075	$20	$-	$14,901
Pass	16,912	15,698	13,158	4,966	2,828	3,785	56,160	-	113,507
Total Other consumer	$16,912	$15,714	$14,534	$5,206	$3,002	$16,860	$56,180	$-	$128,408
Total Popular Inc.	$5,860,510	$4,376,727	$3,051,726	$2,132,857	$1,812,792	$9,969,061	$2,091,558	$89,965	$29,385,196

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

The following table presents the components of mortgage banking activities:

	Quarters ended March 31,
(In thousands)	2021	2020
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$9,715	$10,968
Mortgage servicing rights fair value adjustments	512	(5,229)
Total mortgage servicing fees, net of fair value adjustments	10,227	5,739
Net gain on sale of loans, including valuation on loans held-for-sale	4,975	3,986
Trading account profit (loss):
Unrealized losses on outstanding derivative positions	-	(1,695)
Realized profit (losses) on closed derivative positions	2,502	(1,610)
Total trading account profit (loss)	2,502	(3,305)
Losses on repurchased loans, including interest advances [1]	(361)	-
Total mortgage banking activities	$17,343	$6,420
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

No liabilities were incurred as a result of these securitizations during the quarters ended March 31, 2021 and 2020 because they did not contain any credit recourse arrangements. During the quarter ended March 31, 2021, the Corporation recorded a net gain of $3.7 million (March 31, 2020 - $3.8 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters ended March 31, 2021 and 2020:

	Proceeds Obtained During the Quarter Ended March 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$101,988	$-	$101,988
Mortgage-backed securities - FNMA	-	86,280	-	86,280
Total trading account debt securities	$-	$188,268	$-	$188,268
Mortgage servicing rights	$-	$-	$2,809	$2,809
Total	$-	$188,268	$2,809	$191,077

	Proceeds Obtained During the Quarter Ended March 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$50,648	$-	$50,648
Mortgage-backed securities - FNMA	-	33,573	-	33,573
Total trading account debt securities	$-	$84,221	$-	$84,221
Mortgage servicing rights	$-	$-	$1,487	$1,487
Total	$-	$84,221	$1,487	$85,708

During the quarter ended March 31, 2021, the Corporation retained servicing rights on whole loan sales involving approximately $65 million in principal balance outstanding (March 31, 2020 - $10 million), with net realized gains of approximately $1.3 million (March 31, 2020 - gains of $0.2 million). All loan sales performed during the quarters ended March 31, 2021 and 2020 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the quarters ended March 31, 2021 and 2020.

Residential MSRs
(In thousands)	March 31, 2021	March 31, 2020
Fair value at beginning of period	$118,395	$150,906
Additions	3,636	1,634
Changes due to payments on loans[1]	(4,094)	(2,502)
Reduction due to loan repurchases	(556)	(312)
Changes in fair value due to changes in valuation model inputs or assumptions	5,162	(2,439)
Other	-	24
Fair value at end of period	$122,543	$147,311
[1] Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $12.7 billion at March 31, 2021 (December 31, 2020 - $12.9 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. These servicing fees are credited to income when they are collected. At March 31, 2021 and 2020, those weighted average mortgage servicing fees were 0.30%. Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

During the quarter ended June 30, 2020, PB commenced selling whole loans with servicing retained. At March 31, 2021, PB had MSRs amounting to $1.0 million.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased. Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters ended March 31, 2021 and 2020 were as follows:
	Quarters ended
	March 31, 2021		March 31, 2020
	BPPR	PB	BPPR	PB
Prepayment speed	8.8%	21.4%	5.9%	-%
Weighted average life (in years)	7.2	3.5	9.8	-
Discount rate (annual rate)	10.5%	11.0%	10.9%	-%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
	March 31,	December 31,	March 31,	December 31,
(In thousands)	2021	2020	2021	2020
Fair value of servicing rights	$43,655	$44,129	$78,888	$74,266
Weighted average life (in years)	6.3	6.2	6.2	5.9
Weighted average prepayment speed (annual rate)	6.0%	6.6%	6.1%	7.1%
Impact on fair value of 10% adverse change	$(951)	$(1,115)	$(1,972)	$(2,206)
Impact on fair value of 20% adverse change	$(1,876)	$(2,194)	$(3,871)	$(4,312)
Weighted average discount rate (annual rate)	11.3%	11.3%	11.1%	11.1%
Impact on fair value of 10% adverse change	$(1,630)	$(1,640)	$(3,059)	$(2,740)
Impact on fair value of 20% adverse change	$(3,156)	$(3,175)	$(5,910)	$(5,301)

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

At March 31, 2021 and December 31, 2020, the Corporation serviced $0.9 billion in residential mortgage loans with credit recourse to the Corporation. Also refer to Note 19 for information on changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At March 31, 2021, the Corporation had recorded $29 million in mortgage loans on its Consolidated Statements of Financial Condition related to this buy-back option program (December 31, 2020 - $57 million). Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative. As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation.

During the quarter ended March 31, 2021, the Corporation repurchased approximately $44 million (March 31, 2020 - $22 million) of mortgage loans from its GNMA servicing portfolio. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. The risk associated with the loans is reduced due to their guaranteed nature. The Corporation may place these loans under COVID-19 modification programs offered by FHA, VA or USDA or other loss mitigation programs offered by the Corporation, and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 11 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters ended March 31, 2021 and 2020.

	For the quarter ended March 31, 2021
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$13,214	$69,932	$83,146
Write-downs in value	(307)	(970)	(1,277)
Additions	3,850	1,873	5,723
Sales	(1,672)	(13,860)	(15,532)
Ending balance	$15,085	$56,975	$72,060

	For the quarter ended March 31, 2020
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$16,959	$105,113	$122,072
Write-downs in value	(509)	(900)	(1,409)
Additions	2,120	15,407	17,527
Sales	(1,033)	(13,340)	(14,373)
Other adjustments	-	105	105
Ending balance	$17,537	$106,385	$123,922

Note 12 − Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	March 31, 2021	December 31, 2020
Net deferred tax assets (net of valuation allowance)	$804,148	$851,592
Investments under the equity method	262,335	250,467
Prepaid taxes	26,464	32,615
Other prepaid expenses	78,864	74,572
Derivative assets	20,971	20,785
Trades receivable from brokers and counterparties	72,567	65,429
Principal, interest and escrow servicing advances	66,158	65,671
Guaranteed mortgage loan claims receivable	72,649	80,477
Operating ROU assets (Note 27)	127,622	131,921
Finance ROU assets (Note 27)	14,884	15,464
Others	166,421	148,048
Total other assets	$1,713,083	$1,737,041

The Corporation enters in the ordinary course of business into technology hosting arrangements that are service contracts. These arrangements can include capitalizable implementation costs that are amortized during the term of the hosting arrangement. The Corporation recognizes capitalizable implementation costs related to hosting arrangements that are service contracts within Others in the table above. As of March 31, 2021, the total capitalized implementation costs amounted to $17.9 million with an accumulated amortization of $5.7 million for a net value of $12.2 million, compared to total capitalized implementation costs amounting to $17.4 million with an accumulated amortization of $4.9 million for a net value of $12.5 million as of December 31, 2020. Total amortization expense for all capitalized implementation costs of hosting arrangements that are service contracts for the quarter ended March 31, 2021 was $0.8 million (March 31, 2020 - $0.5 million).

Note 13 – Goodwill and other intangible assets

Goodwill

There were no changes in the carrying amount of goodwill for the quarters ended March 31, 2021 and 2020.

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments:
March 31, 2021
	Balance at		Balance at
	March 31,	Accumulated	March 31,
	2021	impairment	2021
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874
Total Popular, Inc.	$839,334	$168,212	$671,122

December 31, 2020
	Balance at		Balance at
	December 31,	Accumulated	December 31,
	2020	impairment	2020
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874
Total Popular, Inc.	$839,334	$168,212	$671,122

Other Intangible Assets

At March 31, 2021 and December 31, 2020, the Corporation had $6.1 million of identifiable intangible assets with indefinite useful lives, mostly associated with the E-LOAN trademark.

The following table reflects the components of other intangible assets subject to amortization:
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Value
March 31, 2021
Core deposits	$12,810	$7,793	$5,017
Other customer relationships	26,397	16,390	10,007
Trademark	488	261	227
Total other intangible assets	$39,695	$24,444	$15,251
December 31, 2020
Core deposits	$12,810	$7,473	$5,337
Other customer relationships	26,397	15,684	10,713
Trademark	488	236	252
Total other intangible assets	$39,695	$23,393	$16,302

During the quarter ended March 31, 2021, the Corporation recognized $1.1 million in amortization expense related to other intangible assets with definite useful lives (March 31, 2020 - $2.5 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2021	$2,524
Year 2022	2,700
Year 2023	2,659
Year 2024	2,361
Year 2025	1,172
Later years	3,835

Note 14 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:
(In thousands)	March 31, 2021	December 31, 2020
Savings accounts	$14,599,535	$14,031,736
NOW, money market and other interest bearing demand deposits	22,623,197	22,398,057
Total savings, NOW, money market and other interest bearing demand deposits	37,222,732	36,429,793
Certificates of deposit:
Under $100,000	2,877,209	2,917,700
$100,000 and over	4,379,312	4,390,148
Total certificates of deposit	7,256,521	7,307,848
Total interest bearing deposits	$44,479,253	$43,737,641

A summary of certificates of deposits by maturity at March 31, 2021 follows:

(In thousands)
2021	$3,996,245
2022	1,166,193
2023	702,298
2024	609,922
2025	549,390
2026 and thereafter	232,473
Total certificates of deposit	$7,256,521

At March 31, 2021, the Corporation had brokered deposits amounting to $ 0.8 billion (December 31, 2020 - $ 0.8 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $3 million at March 31, 2021 (December 31, 2020 - $3 million)

At March 31, 2021, public sector deposits amounted to $15 billion. These balances are expected to decline over the long term, however, the receipt by the P.R. Government of additional COVID-19 and hurricane relief related Federal assistance, and seasonal tax collections, are likely to increase public deposit balances at BPPR in the near term. The rate at which public deposit balances will decline is uncertain and difficult to predict. The amount and timing of any such reduction is likely to be impacted by, for example, the timeline of current debt restructuring efforts under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) and the speed at which COVID-19 federal assistance is distributed.

Note 15 – Borrowings

Assets sold under agreements to repurchase amounted to $87 million at March 31, 2021 and $121 million December 31, 2020.

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

Repurchase agreements accounted for as secured borrowings

	March 31, 2021	December 31, 2020
	Repurchase	Repurchase
(In thousands)	liability	liability
U.S. Treasury securities
Within 30 days	$14,665	$67,157
After 30 to 90 days	14,732	39,318
After 90 days	44,796	9,979
Total U.S. Treasury securities	74,193	116,454
Mortgage-backed securities
Within 30 days	2,129	3,778
After 30 to 90 days	-	268
After 90 days	9,735	-
Total mortgage-backed securities	11,864	4,046
Collateralized mortgage obligations
Within 30 days	777	803
Total collateralized mortgage obligations	777	803
Total	$86,834	$121,303

Repurchase agreements in this portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

There were no other short-term borrowings outstanding at March 31, 2021 and December 31, 2020.

The following table presents the composition of notes payable at March 31, 2021 and December 31, 2020.

(In thousands)	March 31, 2021	December 31, 2020
Advances with the FHLB with maturities ranging from 2021 through 2029 paying interest at monthly fixed rates ranging from 0.39% to 4.19%	$541,469	$542,469
Advances with the FRB maturing on 2022 paying interest annually at a fixed rate of 0.35%	934	1,009
Unsecured senior debt securities maturing on 2023 paying interest semiannually at a fixed rate of 6.125%, net of debt issuance costs of $ 3,109	296,891	296,574
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2033 to 2034 with fixed interest rates ranging from 6.125% to 6.7%, net of debt issuance costs of $362	384,936	384,929
Total notes payable	$1,224,230	$1,224,981
Note: Refer to the Corporation's 2020 Form 10-K for rates information at December 31, 2020.

A breakdown of borrowings by contractual maturities at March 31, 2021 is included in the table below.

	Assets sold under
(In thousands)	agreements to repurchase	Notes payable	Total
2021	$62,099	$49,040	$111,139
2022	24,735	104,081	128,816
2023	-	340,152	340,152
2024	-	91,944	91,944
2025	-	139,920	139,920
Later years	-	499,093	499,093
Total borrowings	$86,834	$1,224,230	$1,311,064

At March 31, 2021 and December 31, 2020, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $2.9 billion and $3.0 billion, respectively, of which $0.5 billion were used at each period. In addition, at March 31, 2021 and December 31, 2020, the Corporation had placed $0.9 billion of the available FHLB credit facility as collateral for municipal letters of credit to secure deposits. The FHLB borrowing facilities are collateralized with loans held-in-portfolio, and do not have restrictive covenants or callable features.

Also, at March 31, 2021, the Corporation has a borrowing facility at the discount window of the Federal Reserve Bank of New York amounting to $1.3 billion (2020 - $1.4 billion), which remained unused at March 31, 2021 and December 31, 2020. The facility is a collateralized source of credit that is highly reliable even under difficult market conditions.

Note 16 − Other liabilities

The caption of other liabilities in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	March 31, 2021	December 31, 2020
Accrued expenses	$246,177	$235,449
Accrued interest payable	30,124	38,622
Accounts payable	71,174	69,784
Dividends payable	33,754	33,701
Trades payable	12,180	720,212
Liability for GNMA loans sold with an option to repurchase	29,399	57,189
Reserves for loan indemnifications	22,422	24,781
Reserve for operational losses	44,144	41,452
Operating lease liabilities (Note 27)	140,129	152,588
Finance lease liabilities (Note 27)	21,439	22,572
Pension benefit obligation	29,854	35,568
Postretirement benefit obligation	178,666	179,211
Others	59,382	73,560
Total other liabilities	$918,844	$1,684,689

Note 17 – Stockholders’ equity

As of March 31, 2021, stockholder’s equity totaled $5.9 billion. During the quarter ended March 31, 2021, the Corporation declared cash dividends of $0.40 (2020 - $0.40) per common share outstanding to $33.8 million (2020 - $35.5 million). The quarterly dividend declared to shareholders of record as of the close of business on March 18, 2021 was paid on April 1, 2021. On May 6, 2021, the Corporation’s Board of Directors approved a quarterly cash dividend of $0.45 per share on its outstanding common stock. The dividend will be payable on July 1, 2020 to shareholders of record at the close of business on May 26, 2021.

Preferred Stocks

On February 24, 2020, the Corporation redeemed all the outstanding shares of the 2008 Series B Preferred Stock. The redemption price of the 2008 Series B Preferred Stock was $25.00 per share, plus $0.1375 (representing the amount of accrued and unpaid dividends for the current monthly dividend period to the redemption date), for a total payment per share in the amount of $25.1375.

Accelerated share repurchase transaction (“ASR”)

On May 3, 2021, the Corporation announced that it had entered into an accelerated share repurchase agreement (the “ASR Agreement”) to repurchase an aggregate of $350 million of Corpration’s common stock. Under the terms of the ASR Agreement, on May 4, 2021 the Corporation made an initial payment of $350 million and received an initial delivery of 3,785,831 shares of Corporation’s Common Stock (the “Initial Shares”). The transaction was accounted for as a treasury stock transaction. Furthermore, as a result of the receipt of the Initial Shares, the Corporation recognized in stockholders’ equity approximately $280 million in treasury stock and $70 million as a reduction in capital surplus. Upon the final settlement of the ASR Agreement, the Corporation expects to further adjust its treasury stock and capital surplus accounts to reflect the final delivery or receipt of cash or shares, which will depend on the volume-weighted average price of the Corporation’s common stock during the term of the ASR Agreement, less a discount. The final settlement of the ASR Agreement is expected to occur no later than the third quarter of 2021.

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

Note 18 – Other comprehensive (loss) income

The following table presents changes in accumulated other comprehensive (loss) income by component for the quarters ended March 31, 2021 and 2020.
	Changes in Accumulated Other Comprehensive (Loss) Income by Component [1]
		Quarters ended March 31,
(In thousands)		2021	2020
Foreign currency translation	Beginning Balance	$(71,254)	$(56,783)
	Other comprehensive income (loss)	569	(1,818)
	Net change	569	(1,818)
	Ending balance	$(70,685)	$(58,601)
Adjustment of pension and postretirement benefit plans	Beginning Balance	$(195,056)	$(202,816)
	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	3,242	3,351
	Net change	3,242	3,351
	Ending balance	$(191,814)	$(199,465)
Unrealized net holding gains on debt securities	Beginning Balance	$460,900	$92,155
	Other comprehensive (loss) income	(369,945)	381,776
	Net change	(369,945)	381,776
	Ending balance	$90,955	$473,931
Unrealized net losses on cash flow hedges	Beginning Balance	$(4,599)	$(2,494)
	Other comprehensive income (loss) before reclassifications	1,357	(3,589)
	Amounts reclassified from accumulated other comprehensive loss	48	841
	Net change	1,405	(2,748)
	Ending balance	$(3,194)	$(5,242)
	Total	$(174,738)	$210,623
[1] All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income during the quarters ended March 31, 2021 and 2020.

	Reclassifications Out of Accumulated Other Comprehensive (Loss) Income
	Affected Line Item in the	Quarters ended March 31,
(In thousands)	Consolidated Statements of Operations	2021	2020

Adjustment of pension and postretirement benefit plans
Amortization of net losses	Other operating expenses	$(5,190)	$(5,362)
	Total before tax	(5,190)	(5,362)
	Income tax benefit	1,948	2,011
	Total net of tax	$(3,242)	$(3,351)
Unrealized net losses on cash flow hedges
Forward contracts	Mortgage banking activities	$370	$(1,296)
Interest rate swaps	Other operating income	$(279)	$(31)
	Total before tax	91	(1,327)
	Income tax (expense) benefit	(139)	486
	Total net of tax	$(48)	$(841)
	Total reclassification adjustments, net of tax	$(3,290)	$(4,192)

Note 19 – Guarantees

At March 31, 2021 the Corporation had a liability of $0.2 million (December 31, 2020 - $0.2 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At March 31, 2021, the Corporation serviced $0.9 billion (December 31, 2020 - $0.9 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter ended March 31, 2021, the Corporation repurchased approximately $8 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions (March 31, 2020 - $8 million). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At March 31, 2021 the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $20 million (December 31, 2020 - $22 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters ended March 31, 2021 and 2020.

	Quarters ended March 31,
(In thousands)	2021	2020
Balance as of beginning of period	$22,484	$34,862
Impact of adopting CECL	-	(3,831)
Provision for recourse liability	817	4,364
Net charge-offs	(3,057)	(3,676)
Balance as of end of period	$20,244	$31,719

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. There were no repurchases of loans under representation and warranty arrangements during the quarters ended March 31, 2021 and 2020. A substantial amount of these loans reinstates to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale. The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters ended March 31, 2021 and 2020.

	Quarters ended March 31,
(In thousands)	2021	2020
Balance as of beginning of period	$2,297	$3,212
Provision (reversal) for representation and warranties	(119)	(69)
Balance as of end of period	$2,178	$3,143

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2021, the Corporation serviced $12.7 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2020 - $12.9 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At March 31, 2021, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $66 million (December 31, 2020 - $66 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its 100% owned consolidated subsidiaries amounting to $94 million at March 31, 2021 and December 31, 2020. In addition, at March 31, 2021 and December 31, 2020, PIHC fully and unconditionally guaranteed on a subordinated basis $374 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 17 to the Consolidated Financial Statements in the 2020 Form 10-K for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:
(In thousands)	March 31, 2021	December 31, 2020
Commitments to extend credit:
Credit card lines	$5,271,202	$5,226,660
Commercial and construction lines of credit	3,844,356	3,805,459
Other consumer unused credit commitments	251,574	257,312
Commercial letters of credit	3,090	1,864
Standby letters of credit	21,330	22,266
Commitments to originate or fund mortgage loans	107,464	96,786

At March 31, 2021 and December 31, 2020, the Corporation maintained a reserve of approximately $10 million and $16 million, respectively, for potential losses associated with unfunded loan commitments related to commercial, construction and consumer lines of credit.

Other commitments

At March 31, 2021, and December 31, 2020, the Corporation’s also maintained other non-credit commitments for approximately $1.4 million, primarily for the acquisition of other investments.

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

Puerto Rico has faced significant fiscal and economic challenges for over a decade. In response to such challenges, the U.S. Congress enacted the Puerto Rico Oversight Management and Economic Stability Act (“PROMESA”) in 2016, which, among other things, established a Fiscal Oversight and Management Board for Puerto Rico (the “Oversight Board”) and a framework for the restructuring of the debts of the Commonwealth, its instrumentalities and municipalities. The Commonwealth and several of its instrumentalities have commenced debt restructuring proceedings under PROMESA. As of the date of this report, while municipalities have been designated as covered entities under PROMESA, no municipality has commenced, or has been authorized by the Oversight Board to commence, any such debt restructuring proceeding under PROMESA.

At March 31, 2021 and December 31, 2020, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled $375 million and $377 million, respectively, which amounts were fully outstanding on such dates. Of this amount, $342 million consists of loans and $33 million are securities ($342 million and $ 35 million at December 31, 2020). Substantially all of the amount outstanding at March 31, 2021 and March 31, 2020 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At March 31, 2021, 74% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities as of March 31, 2021:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 1 to 5 years	$3	$-	$3	$3
After 5 to 10 years	16	-	16	16
After 10 years	36	-	36	36
Total Central Government	55	-	55	55
Municipalities
Within 1 year	4,165	17,147	21,312	21,312
After 1 to 5 years	14,765	133,365	148,130	148,130
After 5 to 10 years	13,210	120,935	134,145	134,145
After 10 years	450	70,478	70,928	70,928
Total Municipalities	32,590	341,925	374,515	374,515
Total Direct Government Exposure	$32,645	$341,925	$374,570	$374,570

In addition, at March 31, 2021, the Corporation had $311 million in loans insured or securities issued by Puerto Rico governmental entities but for which the principal source of repayment is non-governmental ($317 million at December 31, 2020). These included $255 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2020 - $260 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had at March 31, 2021, $45 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default and upon the satisfaction of certain other conditions (December 31, 2020 - $46 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, a moratorium on such obligations has not been imposed as of the date hereof. In addition, at March 31, 2021, the Corporation had $11 million of commercial real estate notes issued by government entities but that are payable from rent paid by non-governmental parties (December 31, 2020 - $11 million).

BPPR’s commercial loan portfolio also includes loans to private borrowers who are service providers, lessors, suppliers or have other relationships with the government. These borrowers could be negatively affected by the Commonwealth’s fiscal crisis and the ongoing Title III proceedings under PROMESA. Similarly, BPPR’s mortgage and consumer loan portfolios include loans to government employees and retirees, which could also be negatively affected by fiscal measures such as employee layoffs or furloughs or reductions in pension benefits.

In addition, $1.7 billion of residential mortgages, $1.2 billion of Small Business Administration (“SBA”) loans under the Paycheck Protection Program (“PPP”) and $60 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at March 31, 2021 (compared to $1.8 billion, $1.3 billion and $60 million, respectively, at December 31, 2020).

At March 31, 2021, the Corporation has operations in the United States Virgin Islands (the “USVI”) and has approximately $103 million in direct exposure to USVI government entities (December 31, 2020 - $105 million). The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

At March 31, 2021, the Corporation has operations in the British Virgin Islands (“BVI”), which has been negatively affected by the COVID-19 pandemic, particularly as a reduction in the tourism activity which accounts for a significant portion of its economy. Although the Corporation has no significant exposure to a single borrower in the BVI, it has a loan portfolio amounting to approximately $250 million comprised of various retail and commercial clients, including a loan of approximately $18 million with the government of the BVI (compared to $251 million and $19 million, respectively, at December 31, 2020).

Legal Proceedings

The nature of Popular’s business ordinarily generates claims, litigation, investigations, and legal and administrative cases and proceedings (collectively, “Legal Proceedings”). When the Corporation determines that it has meritorious defenses to the claims asserted, it vigorously defends itself. The Corporation will consider the settlement of cases (including cases where it has meritorious defenses) when, in management’s judgment, it is in the best interest of the Corporation and its stockholders to do so. On at least a quarterly basis, Popular assesses its liabilities and contingencies relating to outstanding Legal Proceedings utilizing the most current information available. For matters where it is probable that the Corporation will incur a material loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted on at least a quarterly basis to reflect any relevant developments, as appropriate. For matters where a material loss is not probable, or the amount of the loss cannot be reasonably estimated, no accrual is established.

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued) for current Legal Proceedings ranged from $0 to approximately $34.2 million as of March 31, 2021. In certain cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the Legal Proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current Legal Proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the Legal Proceedings, and the inherent uncertainty of the various potential outcomes of such Legal Proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

In April 2019, the Court amended the class definition to limit it to individual homeowners whose residential units were subject to a mortgage from BPPR who, in turn, obtained risk insurance policies with Antilles Insurance or MAPFRE Insurance through Popular Insurance from 2002 to 2015, and who did not make insurance claims against said policies during their effective term. The Court approved in September 2020 the notice to the class, which is yet to be published. The Popular Defendants expect to file a Motion for Summary Judgment requesting the dismissal of the action by May 7, 2021, which is the current deadline for the filing of dispositive motions. This deadline, and current deadlines for the Pre-Trial and Trial hearings, may be extended if the Court allows an additional expert witness recently disclosed by Plaintiffs and opposed by the Popular Defendants.

Mortgage-Related Litigation and Claims

BPPR has been named a defendant in a putative class action captioned Lilliam González Camacho, et al. v. Banco Popular de Puerto Rico, et al., filed before the United States District Court for the District of Puerto Rico on behalf of mortgage-holders who have allegedly been subjected to illegal foreclosures and/or loan modifications through their mortgage servicers. Plaintiffs maintain that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel (or dual tracking). Plaintiffs assert that such actions violate the Home Affordable Modification Program (“HAMP”), the Home Affordable Refinance Program (“HARP”) and other federally sponsored loan modification programs, as well as the Puerto Rico Mortgage Debtor Assistance Act and the Truth in Lending Act (“TILA”). For the alleged violations stated above, plaintiffs request that all defendants (over 20, including all local banks) be held jointly and severally liable in an amount no less than $400 million. BPPR filed a motion to dismiss in August 2017, as did most co-defendants, and, in March 2018, the District Court dismissed the complaint in its entirety. After being denied reconsideration by the District Court, in August 2018, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit. In July 2020, the U.S. Court of Appeals for the First Circuit affirmed the District Court’s decision dismissing the complaint. In September 2020, the Appellants filed a petition for rehearing and for rehearing en banc, which was denied in December 2020. Proceedings before the First Circuit Court of Appeals concluded, and Plaintiffs did not seek certiorari review before the U.S. Supreme Court. This matter is now closed.

BPPR has also been named a defendant in another putative class action captioned Yiries Josef Saad Maura v. Banco Popular, et al., filed by the same counsel who filed the González Camacho action referenced above, on behalf of residential customers of the defendant banks who have allegedly been subject to illegal foreclosures and/or loan modifications through their mortgage servicers. As in González Camacho, plaintiffs contend that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel, all in violation of TILA, the Real Estate Settlement Procedures Act (“RESPA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”) and other consumer-protection laws and regulations. Plaintiffs did not include a specific amount of damages in their complaint. After waiving service of process, BPPR filed a motion to dismiss the complaint on the same grounds as those asserted in the González Camacho action (as did most co-defendants, separately). BPPR further filed a motion to oppose class certification, which the Court granted in September 2018. In April 2019, the Court entered an Opinion and Order granting BPPR’s and several other defendants’ motions to dismiss with prejudice. Plaintiffs filed a Motion for Reconsideration in April 2019, which Popular timely opposed. In September 2019, the Court issued an Amended Opinion and Order dismissing plaintiffs’ claims against all defendants, denying the reconsideration requests and other pending motions, and issuing final judgment. In October 2019, plaintiffs filed a Motion for Reconsideration of the Court’s Amended Opinion and Order, which was denied in December 2019. In January 2020, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit. Plaintiffs filed their appeal brief in July 2020, Appellees filed their brief in September 2020, and Appellants filed their reply brief in January 2021. The appeal is now fully briefed and pending resolution.

Insufficient Funds and Overdraft Fees Class Actions

In February 2020, BPPR was served with a putative class action complaint captioned Soto-Melendez v. Banco Popular de Puerto Rico, filed before the United States District Court for the District of Puerto Rico. The complaint alleges breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment due to BPPR’s purported practice of (a) assessing more than one insufficient funds fee (“NSF Fees”) on the same “item” or transaction and (b) charging both NSF Fees and overdraft fees (“OD Fees”) on the same item or transaction, and is filed on behalf of all persons who during the applicable statute of limitations period were charged NSF Fees and/or OD Fees pursuant to these purported practices. In April 2020, BPPR filed a motion to dismiss the case. On April 21, 2021, the Court issued an order granting in part and denying in part BPPR’s motion to dismiss; the unjust enrichment claim was dismissed, whereas the breach of contract and covenant of good faith and fair dealing claims survived the motion. Discovery is ongoing.

Popular has been also named as a defendant on a putative class action complaint captioned Golden v. Popular, Inc. filed in March 2020 before the U.S. District Court for the Southern District of New York, seeking damages, restitution and injunctive relief. Plaintiff alleges breach of contract, violation of the covenant of good faith and fair dealing, unjust enrichment and violation of New York consumer protection law due to Popular’s purported practice of charging OD Fees on transactions that, under plaintiffs’ theory, do not overdraw the account. Plaintiff describes Popular’s purported practice of charging OD Fees as “Authorize Positive, Purportedly Settle Negative Transactions” (“APPSN”) and states that Popular assesses OD Fees over authorized transactions for which sufficient funds are held for settlement. In August 2020, Popular filed a Motion to Dismiss on several grounds, including failure to state a claim against Popular, Inc. and improper venue. In October 2020, Plaintiffs filed a Notice of Voluntary Dismissal before the U.S. District Court for the Southern District of New York and, on that same date, filed an identical complaint in the U.S. District Court for the District of the Virgin Islands against Popular, Inc., Popular Bank and BPPR. In November 2020, Plaintiffs filed a Notice of Voluntary Dismissal against Popular, Inc. and Popular Bank following a Motion to Dismiss filed on behalf of such entities which argued failure to state a claim and lack of minimum contacts of such parties with the U.S.V.I. district court jurisdiction. BPPR, the only defendant remaining in the case, was served with process in November 2020 and filed a Motion to Dismiss in January 2021. Plaintiff opposed the Motion to Dismiss in February 2021 and BPPR replied in March 2021. The Motion to Dismiss is now fully briefed and pending resolution.

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

The Involuntary Debtors filed a motion to dismiss the proceedings and for damages against the syndicate, arguing both that this petition was filed in bad faith and that there was a bona fide dispute as to the petitioners’ claims, as set forth in the counterclaim filed by the Involuntary Debtors in local court. After the Court held hearings in June and July 2019 to consider whether the involuntary petitions were filed in bad faith, in October 2019, the Court entered an Opinion and Order determining that the involuntary petitions were not filed in bad faith and issued an order for relief under Chapter 11 of the U.S. Bankruptcy Code granting the involuntary petitions. In October 2019, the debtors filed a Notice of Appeal to the U.S. District Court. In November 2020, the U.S. District Court issued an opinion affirming the order for relief issued by the Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code granting the involuntary petitions. In January 2021, Debtors filed a Notice of Appeal from this decision before the U.S. Court of Appeals for the First Circuit.

In February 2020, the Debtors initiated an adversary proceeding seeking in excess of $80 million in damages, alleging that in 2016 the Lenders illegally foreclosed on their accounts receivable and as a result illegally interfered with contracts entered with third parties, forcing the Debtors into bankruptcy. Debtors further seek a judgment declaring that Lenders do not possess security interests over certain personal property of the Debtors because either such security interests were not adequately perfected according to Puerto Rico law, or the security interests were lost upon the lapsing date of the financing statements that the Lenders had originally perfected in connection with such interests. Debtors amended their adversary complaint to include references to the Lenders’ Syndicate and BPPR’s proof of claims and formally object to such proof of claims, as well as to demand that the District Court, not the Bankruptcy Court, entertains the complaint, requesting trial by jury on all counts. Lenders filed a Motion to dismiss in June 2020. In September 2020, the Court granted the parties an extension of all pending deadlines for 30 days in furtherance of settlement negotiations, and, thereafter, the Court granted, at the request of the parties, multiple additional 30-day extensions for the parties to continue settlement conversations. On April 28, 2021, the Lenders, the Debtors and other related parties executed a settlement agreement that contemplates the resolution of any and all claims between the parties as part of the bankruptcy proceedings. The Bankruptcy Court set May 14, 2021 as the deadline to submit objections to the settlement agreement, May 20, 2021 as the deadline for objections to the Debtors’ disclosure statement and set a hearing for May 27, 2021 to approve the settlement agreement and the disclosure statement.

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

POPULAR SECURITIES

Puerto Rico Bonds and Closed-End Investment Funds

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and, as of March 31, 2021, is named as a respondent (among other broker-dealers) in 131 pending arbitration proceedings with aggregate claimed amounts of approximately $139 million, including one arbitration with claimed damages of approximately $30 million. While Popular Securities believes it has meritorious defenses to the claims asserted in these proceedings, it has often determined that it is in its best interest to settle certain claims rather than expend the money and resources required to see such cases to completion. The Puerto Rico Government’s defaults and non-payment of its various debt obligations, as well as the Commonwealth’s and the Financial Oversight Management Board’s (the “Oversight Board”) decision to pursue restructurings under Title III and Title VI of PROMESA, have impacted the number of customer complaints (and claimed damages) filed against Popular Securities concerning Puerto Rico bonds and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the arbitration proceedings described above, or a significant increase in customer complaints, could have a material adverse effect on Popular.

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

Note 21 – Non-consolidated variable interest entities

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

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities and agency collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 23 to the Consolidated Financial Statements for additional information on the debt securities outstanding at March 31, 2021 and December 31, 2020, which are classified as available-for-sale and trading securities in the Corporation’s Consolidated Statements of Financial Condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at March 31, 2021 and December 31, 2020.

(In thousands)	March 31, 2021	December 31, 2020
Assets
Servicing assets:
Mortgage servicing rights	$94,890	$90,273
Total servicing assets	$94,890	$90,273
Other assets:
Servicing advances	$9,482	$8,769
Total other assets	$9,482	$8,769
Total assets	$104,372	$99,042
Maximum exposure to loss	$104,372	$99,042

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $8.5 billion at March 31, 2021 (December 31, 2020 - $8.7 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at March 31, 2021 and December 31, 2020, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at March 31, 2021.

Note 22 – Related party transactions

The Corporation considers its equity method investees as related parties. The following provides information on transactions with equity method investees considered related parties.

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of March 31, 2021, the Corporation held 11,654,803 shares of EVERTEC, representing an ownership stake of 16.15%. The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

The Corporation recorded $0.6 million in dividends distributions during the quarter ended March 31, 2021 from its investments in EVERTEC (March 31, 2020 - $0.6 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the Consolidated Statements of Financial Condition.
(In thousands)	March 31, 2021	December 31, 2020
Equity investment in EVERTEC	$92,004	$86,158

The Corporation had the following financial condition balances outstanding with EVERTEC at March 31, 2021 and December 31, 2020. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	March 31, 2021	December 31, 2020
Accounts receivable (Other assets)	$3,597	$5,678
Deposits	(75,420)	(125,361)
Accounts payable (Other liabilities)	(1,835)	(2,395)
Net total	$(73,658)	$(122,078)

The Corporation’s proportionate share of income from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income and changes in stockholders’ equity for the quarters ended March 31, 2021 and 2020.

	Quarters ended March 31,
(In thousands)	2021	2020
Share of income from investment in EVERTEC	$5,734	$3,602
Share of other changes in EVERTEC's stockholders' equity	178	785
Share of EVERTEC's changes in equity recognized in income	$5,912	$4,387

The following table presents the impact of transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters ended March 31, 2021 and 2020. Items that represent expenses to the Corporation are presented with parenthesis.

	Quarters ended March 31,
(In thousands)	2021	2020	Category
Interest expense on deposits	$(89)	$(67)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,454	5,489	Other service fees
Rental income charged to EVERTEC	1,547	1,767	Net occupancy
Processing fees on services provided by EVERTEC	(60,141)	(55,596)	Professional fees
Other services provided to EVERTEC	121	261	Other operating expenses
Total	$(52,108)	$(48,146)

Centro Financiero BHD León

At March 31, 2021, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended March 31, 2021, the Corporation recorded $6.4 million in earnings from its investment in BHD León (March 31, 2020 - $6.8 million), which had a carrying amount of $160.1 million at March 31, 2021 (December 31, 2020 - $153.1 million). There were no dividends distributions received by the Corporation from its investment in BHD León, during the quarter ended March 31, 2021 and 2020.

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

For the quarter ended March 31, 2021 administrative fees charged to these investment companies amounted to $1.2 million (March 31, 2020 - $1.6 million) and waived fees amounted to $0.5 million (March 31, 2020 - $0.5 million), for a net fee of $0.7 million (March 31, 2020 - $1.1 million).

The Corporation, through its subsidiary BPPR, has also entered into certain uncommitted credit facilities with those investment companies. As of March 31, 2021, the available lines of credit facilities amounted to $255 million (December 31, 2020 - $275 million). The aggregate sum of all outstanding balances under all credit facilities that may be made available by BPPR, from time to time, to those investment companies for which BPPR acts as investment advisor or co-investment advisor, shall never exceed the lesser of $200 million or 10% of BPPR’s capital. At March 31, 2021 there was no outstanding balance for these credit facilities.

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

The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Fair value is based upon quoted market prices when available. If listed prices or quotes are not available, the Corporation employs internally-developed models that primarily use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. Valuation adjustments are limited to those necessary to ensure that the financial instrument’s fair value is adequately representative of the price that would be received or paid in the marketplace. These adjustments include amounts that reflect counterparty credit quality, the Corporation’s credit standing, constraints on liquidity and unobservable parameters that are applied consistently. There have been no changes in the Corporation’s methodologies used to estimate the fair value of assets and liabilities from those disclosed in the 2020 Form 10-K.

The estimated fair value may be subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in calculating fair value could significantly affect the results.

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020:

At March 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$-	$11,857,777	$-	$11,857,777
Obligations of U.S. Government sponsored entities	-	92	-	92
Collateralized mortgage obligations - federal agencies	-	337,964	-	337,964
Mortgage-backed securities	-	10,574,638	934	10,575,572
Other	-	204	-	204
Total debt securities available-for-sale	$-	$22,770,675	$934	$22,771,609
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$11,620	$-	$-	$11,620
Obligations of Puerto Rico, States and political subdivisions	-	94	-	94
Collateralized mortgage obligations	-	65	251	316
Mortgage-backed securities	-	24,102	-	24,102
Other	-	-	372	372
Total trading account debt securities, excluding derivatives	$11,620	$24,261	$623	$36,504
Equity securities	$-	$31,787	$-	$31,787
Mortgage servicing rights	-	-	122,543	122,543
Derivatives	-	20,971	-	20,971
Total assets measured at fair value on a recurring basis	$11,620	$22,847,694	$124,100	$22,983,414
Liabilities
Derivatives	$-	$(17,851)	$-	$(17,851)
Total liabilities measured at fair value on a recurring basis	$-	$(17,851)	$-	$(17,851)

At December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$3,499,781	$7,288,259	$-	$10,788,040
Obligations of U.S. Government sponsored entities	-	60,184	-	60,184
Collateralized mortgage obligations - federal agencies	-	392,132	-	392,132
Mortgage-backed securities	-	10,319,547	1,014	10,320,561
Other	-	235	-	235
Total debt securities available-for-sale	$3,499,781	$18,060,357	$1,014	$21,561,152
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$11,506	$-	$-	$11,506
Obligations of Puerto Rico, States and political subdivisions	-	103	-	103
Collateralized mortgage obligations	-	68	278	346
Mortgage-backed securities	-	24,338	-	24,338
Other	-	-	381	381
Total trading account debt securities, excluding derivatives	$11,506	$24,509	$659	$36,674
Equity securities	$-	$29,590	$-	$29,590
Mortgage servicing rights	-	-	118,395	118,395
Derivatives	-	20,785	-	20,785
Total assets measured at fair value on a recurring basis	$3,511,287	$18,135,241	$120,068	$21,766,596
Liabilities
Derivatives	$-	$(18,925)	$-	$(18,925)
Total liabilities measured at fair value on a recurring basis	$-	$(18,925)	$-	$(18,925)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the quarters ended March 31, 2021 and 2020 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Quarter ended March 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$2,384	$2,384	$(406)
Loans held-for-sale[2]	-	-	3,549	3,549	(846)
Other real estate owned[3]	-	-	6,205	6,205	(1,073)
Other foreclosed assets[3]	-	-	48	48	(7)
Long-lived assets held-for-sale[4]	-	-	2,728	2,728	(303)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$14,914	$14,914	$(2,635)
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

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2021 and 2020.

Quarter ended March 31, 2021
	MBS	CMOs	Other
	classified	classified	securities
	as debt	as trading	classified
	securities	account	as trading	Mortgage
	available-	debt	account debt	servicing	Total
(In thousands)	for-sale	securities	securities	rights	assets
Balance at December 31, 2020	$1,014	$278	$381	$118,395	$120,068
Gains (losses) included in earnings	-	-	(9)	512	503
Gains (losses) included in OCI	(5)	-	-	-	(5)
Additions	-	1	-	3,636	3,637
Settlements	(75)	(28)	-	-	(103)
Balance at March 31, 2021	$934	$251	$372	$122,543	$124,100
Changes in unrealized gains (losses) included in earnings relating to assets still held at March 31, 2021	$-	$-	$4	$5,162	$5,166

Quarter ended March 31, 2020
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets
Balance at December 31, 2019	$1,182	$530	$-	$440	$150,906	$153,058
Gains (losses) included in earnings	-	1	-	(12)	(5,229)	(5,240)
Gains (losses) included in OCI	(5)	-	-	-	-	(5)
Additions	-	2	-	-	1,634	1,636
Settlements	-	(66)	-	-	-	(66)
Balance at March 31, 2020	$1,177	$467	$-	$428	$147,311	$149,383
Changes in unrealized gains (losses) included in earnings relating to assets still held at March 31, 2020	$-	$1	$-	$6	$(2,439)	$(2,432)

Gains and losses (realized and unrealized) included in earnings for the quarters ended March 31, 2021 and 2020 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statements of operations as follows:

	Quarter ended March 31, 2021		Quarter ended March 31, 2020
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date

Mortgage banking activities	$512	$5,162	$(5,229)	$(2,439)
Trading account loss	(9)	4	(11)	7
Total	$503	$5,166	$(5,240)	$(2,432)

The following tables include quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources at March 31, 2021 and 2020.

	Fair value
	at March 31,
(In thousands)	2021		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$251		Discounted cash flow model	Weighted average life	1.1 years (0.3 - 1.3 years)
				Yield	3.6% (3.6% - 4.1%)
				Prepayment speed	12.9% (10.4% - 18.3%)
Other - trading	$372		Discounted cash flow model	Weighted average life	3.6 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$122,543		Discounted cash flow model	Prepayment speed	6.0% (0.4% - 24.6%)
				Weighted average life	6.3 years (0.1 - 12.8 years)
				Discount rate	11.1% (9.5% - 14.7%)
Loans held-in-portfolio	$2,162	[2]	External appraisal	Haircut applied on
				external appraisals	16.3% (12.6% - 21.4%)
Other real estate owned	$5,772	[3]	External appraisal	Haircut applied on
				external appraisals	22.1% (5.0% - 35.0%)
[1]					Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]					Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]					Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

	Fair value
	at March 31,
(In thousands)	2020		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$467		Discounted cash flow model	Weighted average life	1.5 years (0.1 - 1.6 years)
				Yield	3.8% (3.7% - 4.3%)
				Prepayment speed	18.4% (14.5% - 21.2%)
Other - trading	$428		Discounted cash flow model	Weighted average life	3.8 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$147,311		Discounted cash flow model	Prepayment speed	6.3% (0.2% - 18.9%)
				Weighted average life	7.2 years (0.1 - 14.3 years)
				Discount rate	11.1% (9.5% - 14.7%)
Loans held-in-portfolio	$3,151	[2]	External appraisal	Haircut applied on
				external appraisals	10%
Other real estate owned	$7,050	[3]	External appraisal	Haircut applied on
				external appraisals	22.3% (5.0% - 30.0%)
[1]					Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]					Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]					Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

The fair values reflected herein have been determined based on the prevailing rate environment at March 31, 2021 and December 31, 2020, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	March 31, 2021
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$495,915	$495,915	$-	$-	$495,915
Money market investments	11,568,677	11,562,567	6,110	-	11,568,677
Trading account debt securities, excluding derivatives[1]	36,504	11,620	24,261	623	36,504
Debt securities available-for-sale[1]	22,771,609	-	22,770,675	934	22,771,609
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$68,037	$-	$-	$81,050	$81,050
Collateralized mortgage obligation-federal agency	31	-	-	32	32
Securities in wholly owned statutory business trusts	11,561	-	11,561	-	11,561
Total debt securities held-to-maturity	$79,629	$-	$11,561	$81,082	$92,643
Equity securities:
FHLB stock	$50,554	$-	$50,554	$-	$50,554
FRB stock	93,522	-	93,522	-	93,522
Other investments	34,574	-	31,787	3,137	34,924
Total equity securities	$178,650	$-	$175,863	$3,137	$179,000
Loans held-for-sale	$84,214	$-	$-	$84,608	$84,608
Loans held-in-portfolio	28,330,831	-	-	27,285,789	27,285,789
Mortgage servicing rights	122,543	-	-	122,543	122,543
Derivatives	20,971	-	20,971	-	20,971
	March 31, 2021
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$51,486,280	$-	$51,486,280	$-	$51,486,280
Time deposits	7,256,521	-	7,234,844	-	7,234,844
Total deposits	$58,742,801	$-	$58,721,124	$-	$58,721,124
Assets sold under agreements to repurchase	$86,834	$-	$86,816	$-	$86,816
Notes payable:
FHLB advances	$541,469	$-	$551,151	$-	$551,151
Unsecured senior debt securities	296,891	-	324,342	-	324,342
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,936	-	385,792	-	385,792
FRB advances	934	-	934	-	934
Total notes payable	$1,224,230	$-	$1,262,219	$-	$1,262,219
Derivatives	$17,851	$-	$17,851	$-	$17,851
[1]	Refer to Note 23 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.

	December 31, 2020
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$491,065	$491,065	$-	$-	$491,065
Money market investments	11,640,880	11,634,851	6,029	-	11,640,880
Trading account debt securities, excluding derivatives[1]	36,674	11,506	24,509	659	36,674
Debt securities available-for-sale[1]	21,561,152	3,499,781	18,060,357	1,014	21,561,152
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$70,768	$-	$-	$83,298	$83,298
Collateralized mortgage obligation-federal agency	31	-	-	32	32
Securities in wholly owned statutory business trusts	11,561	-	11,561	-	11,561
Total debt securities held-to-maturity	$82,360	$-	$11,561	$83,330	$94,891
Equity securities:
FHLB stock	$49,799	$-	$49,799	$-	$49,799
FRB stock	93,045	-	93,045	-	93,045
Other investments	30,893	-	29,590	1,495	31,085
Total equity securities	$173,737	$-	$172,434	$1,495	$173,929
Loans held-for-sale	$99,455	$-	$-	$102,189	$102,189
Loans held-in-portfolio	28,488,946	-	-	27,098,297	27,098,297
Mortgage servicing rights	118,395	-	-	118,395	118,395
Derivatives	20,785	-	20,785	-	20,785
	December 31, 2020
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$49,558,492	$-	$49,558,492	$-	$49,558,492
Time deposits	7,307,848	-	7,319,963	-	7,319,963
Total deposits	$56,866,340	$-	$56,878,455	$-	$56,878,455
Assets sold under agreements to repurchase	$121,303	$-	$121,257	$-	$121,257
Notes payable:
FHLB advances	$542,469	$-	$561,977	$-	$561,977
Unsecured senior debt securities	296,574	-	321,078	-	321,078
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,929	-	395,078	-	395,078
FRB advances	1,009	-	1,009	-	1,009
Total notes payable	$1,224,981	$-	$1,279,142	$-	$1,279,142
Derivatives	$18,925	$-	$18,925	$-	$18,925
[1]	Refer to Note 23 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.

The notional amount of commitments to extend credit at March 31, 2021 and December 31, 2020 is $ 9.4 billion and $ 9.3 billion, respectively, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at March 31, 2021 and December 31, 2020 is $ 24 million and $ 24 million respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 25 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters ended March 31, 2021 and 2020:

	Quarters ended March 31,
(In thousands, except per share information)	2021	2020
Net income	$262,632	$34,302
Preferred stock dividends	(353)	(700)
Net income applicable to common stock	$262,279	$33,602
Average common shares outstanding	83,899,769	90,788,557
Average potential dilutive common shares	152,166	104,404
Average common shares outstanding - assuming dilution	84,051,935	90,892,961
Basic EPS	$3.13	$0.37
Diluted EPS	$3.12	$0.37

For the quarters ended March 31, 2021 and 2020, the Corporation calculated the impact of potential dilutive common shares under the treasury stock method, consistent with the method used for the preparation of the financial statements for the year ended December 31, 2020. For a discussion of the calculation under the treasury stock method, refer to Note 30 of the Consolidated Financial Statements included in the 2020 Form 10-K.

Note 26 – Revenue from contracts with customers

The following table presents the Corporation’s revenue streams from contracts with customers by reportable segment for the quarters ended March 31, 2021 and 2020.

	Quarters ended March 31,
(In thousands)	2021		2020
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$36,859	$2,761	$38,331	$3,328
Other service fees:
Debit card fees	11,342	235	9,999	238
Insurance fees, excluding reinsurance	8,238	609	7,688	737
Credit card fees, excluding late fees and membership fees	25,410	248	19,768	242
Sale and administration of investment products	5,540	-	6,263	-
Trust fees	6,015	-	5,386	-
Total revenue from contracts with customers[1]	$93,404	$3,853	$87,435	$4,545
[1] The amounts include intersegment transactions of $0.3 million and $0.3 million, respectively, for the quarters ended March 31, 2021 and 2020.

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

Note 27 – Leases

The Corporation enters in the ordinary course of business into operating and finance leases for land, buildings and equipment. These contracts generally do not include purchase options or residual value guarantees. The remaining lease terms of 0.1 to 32.8 years considers options to extend the leases for up to 20.0 years. The Corporation identifies leases when it has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

The Corporation recognizes right-of-use assets (“ROU assets”) and lease liabilities related to operating and finance leases in its Consolidated Statements of Financial Condition under the caption of other assets and other liabilities, respectively. Refer to Note 12 and Note 16, respectively, for information on the balances of these lease assets and liabilities.

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

On October 27, 2020, PB authorized and approved a strategic realignment of its New York Metro branch network that resulted in eleven branch closures, of which nine were leased properties. The branch closures were completed on January 29, 2021. An impairment loss of ROU assets amounting to $15.9 million was recognized in connection with this transaction during the fourth quarter of 2020.

The following table presents the undiscounted cash flows of operating and finance leases for each of the following periods:
March 31, 2021
(In thousands)	Remaining 2021	2022	2023	2024	2025	Later Years	Total Lease Payments	Less: Imputed Interest	Total
Operating Leases	$21,007	$24,843	$22,657	$21,549	$18,605	$52,393	$161,054	$(20,925)	$140,129
Finance Leases	2,491	3,402	3,492	3,589	3,701	8,850	25,525	(4,086)	21,439

The following table presents the lease cost recognized by the Corporation in the Consolidated Statements of Operations as follows:

	Quarters ended March 31,
(In thousands)	2021	2020
Finance lease cost:
Amortization of ROU assets	$581	$520
Interest on lease liabilities	273	313
Operating lease cost	7,055	7,914
Short-term lease cost	87	57
Variable lease cost	30	11
Sublease income	(19)	(30)
Total lease cost[1]	$8,007	$8,785
[1]	Total lease cost is recognized as part of net occupancy expense.

The following table presents supplemental cash flow information and other related information related to operating and finance leases.

	Quarters ended March 31,
(Dollars in thousands)	2021		2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases[1]	$15,197		$7,822
Operating cash flows from finance leases	273		313
Financing cash flows from finance leases[1]	1,133		538
ROU assets obtained in exchange for new lease obligations:
Operating leases	$2,394		$259
Weighted-average remaining lease term:
Operating leases	8.2	years	8.6	years
Finance leases	8.9	years	7.3	years
Weighted-average discount rate:
Operating leases	3.0%		3.4%
Finance leases	5.1%		5.7%
[1]

During the quarter ended March 31, 2021, the Corporation made base lease termination payments amounting to $7.8 million in connection with the closure of nine branches as a result of the strategic realignment of PB’s New York Metro branch network.

As of March 31, 2021, the Corporation has additional operating leases contracts that have not yet commenced with an undiscounted contract amount of $3.6 million, which will have lease terms ranging from 10 to 20 years.

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

The components of net periodic cost for the Pension Plans and the OPEB Plan for the periods presented were as follows:

	Pension Plans		OPEB Plan
	Quarters ended March 31,		Quarters ended March 31,
(In thousands)	2021	2020	2021	2020
Personnel Cost:
Service cost	$-	$-	$159	$178
Other operating expenses:
Interest cost	3,998	5,847	893	1,228
Expected return on plan assets	(9,670)	(9,526)	-	-
Amortization of prior service cost/(credit)	-	-	-	-
Amortization of net loss	4,720	5,220	470	142
Total net periodic pension cost	$(952)	$1,541	$1,522	$1,548

The Corporation paid the following contributions to the plans for the quarter ended March 31, 2021 and expects to pay the following contributions for the year ending December 31, 2021.

	For the quarter ended	For the year ending
(In thousands)	March 31, 2021	December 31, 2021
Pension Plans	$57	$229
OPEB Plan	$1,567	$6,333

Note 29 - Stock-based compensation

On May 12, 2020, the stockholders of the Corporation approved the Popular, Inc. 2020 Omnibus Incentive Plan, which permits the Corporation to issue several types of stock-based compensation to employees and directors of the Corporation and/or any of its subsidiaries (the “2020 Incentive Plan”). The 2020 Incentive Plan replaced the Popular, Inc. 2004 Omnibus Incentive Plan, which was in effect prior to the adoption of the 2020 Incentive Plan (the “2004 Incentive Plan” and, together with the 2020 Incentive Plan, the “Incentive Plan”). Participants under the Incentive Plan are designated by the Talent and Compensation Committee of the Board of Directors (or its delegate, as determined by the Board). Under the Incentive Plan, the Corporation has issued restricted stock and performance shares for its employees and restricted stock and restricted stock units (“RSU”) to its directors.

The restricted stock granted under the Incentive Plan to employees becomes vested based on the employees’ continued service with Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock is determined based on a two-prong vesting schedule. The first part is vested ratably over five years commencing at the date of grant (“the graduated vesting portion”) and the second part is vested at termination of employment after attainment of 55 years of age and 10 years of service (“the retirement vesting portion”). The graduated vesting portion is accelerated at termination of employment after attaining 55 years of age and 10 years of service. The vesting schedule for restricted shares granted on or after 2014 is as follows, the graduated vesting portion is vested ratably over four years commencing at the date of the grant and the retirement vesting portion is vested at termination of employment after attainment of the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. The graduated vesting portion is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. Restricted stock granted on or after 2021 will vest ratably in equal annual installments over a period of 4 years or 3 years, depending on the classification of the employee.

The performance share award granted under the Incentive Plan consist of the opportunity to receive shares of Popular, Inc.’s common stock provided that the Corporation achieves certain goals during a three-year performance cycle. The goals will be based on two metrics weighted equally: the Relative Total Shareholder Return (“TSR”) and the Absolute Earnings per Share (“EPS”) goals. For grants issued on 2020 and 2021, the EPS goal is substituted by the Absolute Return on Average Assets (“ROA”) goal and the Absolute Return on Average Tangible Common Equity (“ROATCE”) respectively. The TSR metric is considered to be a market condition under ASC 718. For equity settled awards based on a market condition, the fair value is determined as of the grant date and is not subsequently revised based on actual performance. The EPS, ROA and ROATCE metrics are considered to be a performance condition under ASC 718. The fair value is determined based on the probability of achieving the EPS, ROA or ROATCE goal as of each reporting period. The TSR and EPS, ROA or ROATCE metrics are equally weighted and work independently. The number of shares that will ultimately vest ranges from 50% to a 150% of target based on both market (TSR) and performance (EPS, ROA and ROATCE) conditions. The performance shares vest at the end of the three-year performance cycle. If a participant terminates employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service, the performance shares shall continue outstanding and vest at the end of the performance cycle.

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2019	345,365	$41.68
Granted	253,943	42.49
Performance Shares Quantity Adjustment	(7)	48.79
Vested	(234,421)	42.64
Forfeited	(6,368)	44.26
Non-vested at December 31, 2020	358,512	$41.23
Granted	124,613	66.84
Performance Shares Quantity Adjustment	46,704	51.48
Vested	(193,946)	57.16
Non-vested at March 31, 2021	335,883	$42.96

During the quarter ended March 31, 2021, 53,239 shares of restricted stock (March 31, 2020 - 87,706) and 71,374 performance shares (March 31, 2020 - 64,815) were awarded to management under the Incentive Plan.

During the quarter ended March 31, 2021, the Corporation recognized $3.9 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.5 million (March 31, 2020 - $3.6 million, with a tax benefit of $0.4 million). For the quarter ended March 31, 2021, the fair market value of the restricted stock and performance shares vested was $3.2 million at grant date and $4.3 million at vesting date. This differential triggers a windfall, of $1.7 million that was recorded as a reduction in income tax expense. For the quarter ended March 31, 2021, the Corporation recognized $4.3 million of performance shares expense, with a tax benefit of $0.4 million (March 31, 2020 - $2.5 million, with a tax benefit of $0.2 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at March 31, 2021 was $9.9 million and is expected to be recognized over a weighted-average period of 2.21 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:
(Not in thousands)	Restricted Stock units	Weighted-Average Grant Date Fair Value per Unit
Non-vested at December 31, 2019	$-	$-
Granted	43,866	35.47
Vested	(43,866)	35.47
Forfeited	-	-
Non-vested at December 31, 2020	$-	$-
Granted	524	55.23
Vested	(524)	55.23
Forfeited	-	-
Non-vested at March 31, 2021	$-	$-

The equity awards granted to members of the Board of Directors of Popular, Inc. (the “Directors”) will vest and become non-forfeitable on the grant date of such award. Effective on May 2019 all equity awards granted to the Directors may be paid in either restricted stocks or RSU, at the Directors’ election. If RSU are elected the Directors may defer the delivery of the shares of common stocks underlying the RSU award after their retirement. To the extent that cash dividends are paid on the Corporation’s outstanding common stocks, the Directors will receive an additional number of RSU that reflect reinvested dividend equivalent.

For 2020 and 2021, all Directors elected RSU. During the quarter ended March 31, 2021, 524 RSU were granted to the Directors (March 31, 2020 - 298). During this period, the Corporation recognized $29 thousand of restricted stock expense related to these RSU, with a tax benefit of $5 thousand (March 31, 2020 - $18 thousand, with a tax benefit of $2 thousand). The fair value at vesting date of the RSU vested during the quarter ended March 31, 2021 for directors was $29 thousand.

Note 30 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	March 31, 2021		March 31, 2020
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$127,299	38%	$14,025	38%
Net benefit of tax exempt interest income	(34,163)	(10)	(32,896)	(88)
Deferred tax asset valuation allowance	10,321	3	5,538	15
Difference in tax rates due to multiple jurisdictions	(10,948)	(3)	8,875	24
Effect of income subject to preferential tax rate	(3,329)	(1)	(1,900)	(5)
Adjustment due to estimate on the annual effective rate	(10,328)	(3)	9,004	24
State and local taxes	61	-	(555)	(2)
Others	(2,082)	(1)	1,006	2
Income tax expense	$76,831	23%	$3,097	8%

For the quarter ended March 31, 2021, the Corporation recorded an income tax expense of $76.8 million, compared to $3.1 million for the quarter ended March 31, 2020. The increase in income tax expense was primarily due to higher pre-tax income during the first quarter of 2021 compared to the same quarter of 2020.

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

	March 31, 2021
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$3,003	$2,781	$5,784
Net operating loss and other carryforward available	130,535	696,884	827,419
Postretirement and pension benefits	77,832	-	77,832
Deferred loan origination fees	17,041	(3,092)	13,949
Allowance for credit losses	321,981	33,545	355,526
Accelerated depreciation	4,400	6,496	10,896
FDIC-assisted transaction	152,665	-	152,665
Intercompany deferred gains	1,412	-	1,412
Lease liability	21,967	18,844	40,811
Difference in outside basis from pass-through entities	56,932	-	56,932
Other temporary differences	37,968	7,944	45,912
Total gross deferred tax assets	825,736	763,402	1,589,138
Deferred tax liabilities:
Indefinite-lived intangibles	74,138	43,552	117,690
Unrealized net gain (loss) on trading and available-for-sale securities	39,536	5,027	44,563
Right of use assets	19,883	17,181	37,064
Other temporary differences	51,553	1,332	52,885
Total gross deferred tax liabilities	185,110	67,092	252,202
Valuation allowance	118,575	415,079	533,654
Net deferred tax asset	$522,051	$281,231	$803,282

	December 31, 2020
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$3,003	$5,269	$8,272
Net operating loss and other carryforward available	124,355	698,842	823,197
Postretirement and pension benefits	80,179	-	80,179
Deferred loan origination fees	12,079	(2,652)	9,427
Allowance for loan losses	373,010	38,606	411,616
Accelerated depreciation	3,439	5,390	8,829
FDIC-assisted transaction	152,665	-	152,665
Intercompany deferred gains	1,728	-	1,728
Lease liability	22,790	18,850	41,640
Difference in outside basis from pass-through entities	61,222	-	61,222
Other temporary differences	38,954	7,344	46,298
Total gross deferred tax assets	873,424	771,649	1,645,073
Deferred tax liabilities:
Indefinite-lived intangibles	73,305	37,745	111,050
Unrealized net gain (loss) on trading and available-for-sale securities	67,003	8,595	75,598
Right of use assets	20,708	15,510	36,218
Other temporary differences	50,247	1,169	51,416
Total gross deferred tax liabilities	211,263	63,019	274,282
Valuation allowance	112,871	407,225	520,096
Net deferred tax asset	$549,290	$301,405	$850,695

The net deferred tax asset shown in the table above at March 31, 2021 is reflected in the consolidated statements of financial condition as $0.8 billion in net deferred tax assets in the “Other assets” caption (December 31, 2020 - $0.9 billion) and $866 thousand in deferred tax liabilities in the “Other liabilities” caption (December 31, 2020 - $897 thousand), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation in their respective tax jurisdiction, Puerto Rico or the United States.

A deferred tax asset should be reduced by a valuation allowance if based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. At March 31, 2021 the net deferred tax asset of the U.S. operations amounted to $696 million with a valuation allowance of approximately $415 million, for a net deferred tax asset after valuation allowance of approximately $281 million. The Corporation evaluates the realization of the deferred tax asset by taxing jurisdiction. The U.S. operations are evaluated, as a whole,since a consolidated income tax return is filed. Currently management considers as negative evidence the economic uncertainty resulting from the effects of the COVID-19 pandemic. While the scope and duration of the COVID-19 pandemic, the actions taken by governmental authorities in response to it, and the direct and indirect impact of the pandemic on the economy are not certain, vaccination process in Puerto Rico and the United States, as well as the economic stimulus measures taken by the federal government as a result of the pandemic creates a positive economic outlook in the short term. Notwithstanding the challenges raised by the pandemic, the financial results of the U.S. operations for the year ended December 31,2020 and the quarter ended March 31,2021 were also positive. This objectively verifiable positive evidence together with the positive evidence of stable credit metrics, in combination with the length of the expiration of the NOLs are enough to overcome the negative evidence related to the COVID-19 pandemic. As of March 31,2021, after weighting all positive and negative evidence, the Corporation concluded that it is more likely than not that approximately $281 million of the deferred tax asset from the U.S. operations, comprised mainly of net operating losses, will be realized. The Corporation based this determination on its estimated earnings available to realize the deferred tax asset for the remaining carryforward period, together with the historical level of book income adjusted by permanent differences. Management will continue to monitor and review the U.S. operation’s results and the pre-tax earnings forecast on a quarterly basis to assess the future realization of the DTA. Management will closely monitor factors like, net income versus forecast, targeted loan growth, net interest income margin, allowance for credit losses, charge offs, NPLs inflows and NPA balances. If such factors worsen during future periods, they could constitute sufficient objectively verifiable negative evidence to overcome the positive evidence, that currently exists, and could require additional amounts of valuation allowance to be registered on the DTA. Any increases to the valuation allowance would be reflected as an income tax expense, reducing the Corporation’s earnings.

At March 31, 2021, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $522 million net of valuation allowance pertaining to the Holding Company operation.

The Corporation’s Puerto Rico Banking operation is not in a cumulative three-year loss position and has sustained profitability for the three-year period ended March 31, 2021. This is considered a strong piece of objectively verifiable positive evidence that outweighs any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized as of March 31, 2021.

The Holding Company operation is in a cumulative loss position, taking into account taxable income exclusive of reversing temporary differences, for the three years period ending March 31,2021. Management expects these losses will be a trend in future years. This objectively verifiable negative evidence is considered by management a strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, the Corporation has maintained a valuation allowance on the deferred tax asset of $119 million as of March 31,2021.

The reconciliation of unrecognized tax benefits, excluding interest, was as follows:

(In millions)	2021	2020
Balance at January 1	$14.8	$16.3
Balance at March 31	$14.8	$16.3

At March 31, 2021, the total amount of accrued interest recognized in the statement of financial condition approximated $5.2 million (December 31, 2020 - $4.8 million). The total interest expense recognized at March 31, 2021 was $364 thousand (March 31, 2020 - $854 thousand). Management determined that at March 31, 2021 and December 31, 2020 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $10.5 million at March 31, 2021 (December 31, 2020 - $10.2 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At March 31, 2021, the following years remain subject to examination in the U.S. Federal jurisdiction: 2017 and thereafter; and in the Puerto Rico jurisdiction, 2014, 2016 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $13.9 million, including interest.

Note 31 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the quarters ended March 31, 2021 and March 31, 2020 are listed in the following table:

(In thousands)	March 31, 2021	March 31, 2020
Non-cash activities:
Loans transferred to other real estate	$2,900	$16,986
Loans transferred to other property	13,029	14,232
Total loans transferred to foreclosed assets	15,929	31,218
Loans transferred to other assets	1,156	1,681
Financed sales of other real estate assets	3,206	4,619
Financed sales of other foreclosed assets	9,417	10,823
Total financed sales of foreclosed assets	12,623	15,442
Transfers from loans held-in-portfolio to loans held-for-sale	38,959	10,723
Transfers from loans held-for-sale to loans held-in-portfolio	1,136	-
Loans securitized into investment securities[1]	188,268	84,221
Trades receivable from brokers and counterparties	70,965	5,280
Trades payable to brokers and counterparties	12,180	5,279
Recognition of mortgage servicing rights on securitizations or asset transfers	3,636	1,634
Loans booked under the GNMA buy-back option	7,393	30,211
Capitalization of lease right of use asset	1,774	4,536
[1] Includes loans securitized into trading securities and subsequently sold before quarter end.

The following table provides a reconciliation of cash and due from banks, and restricted cash reported within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

(In thousands)	March 31, 2021	March 31, 2020
Cash and due from banks	$489,084	$406,853
Restricted cash and due from banks	6,831	38,698
Restricted cash in money market investments	6,110	5,771
Total cash and due from banks, and restricted cash[2]	$502,025	$451,322
[2]	Refer to Note 4 - Restrictions on cash and due from banks and certain securities for nature of restrictions.

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at March 31, 2021, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

The tables that follow present the results of operations and total assets by reportable segments:

2021
For the quarter ended March 31, 2021
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$410,323	$79,169	$2
Provision (reversal) for credit losses		(45,361)	(36,720)	-
Non-interest income		135,208	5,666	(138)
Amortization of intangibles		861	166	-
Depreciation expense		12,143	2,328	-
Other operating expenses		306,920	53,194	(136)
Income tax expense		58,813	18,035	-
Net income		$212,155	$47,832	$-
Segment assets		$55,990,801	$10,557,751	$(41,613)

For the quarter ended March 31, 2021
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$489,494	$(10,382)	$-	$479,112
Provision (reversal) for credit losses	(82,081)	(145)	-	(82,226)
Non-interest income	140,736	13,150	(233)	153,653
Amortization of intangibles	1,027	24	-	1,051
Depreciation expense	14,471	267	-	14,738
Other operating expenses	359,978	670	(909)	359,739
Income tax expense (benefit)	76,848	(333)	316	76,831
Net income	$259,987	$2,285	$360	$262,632
Segment assets	$66,506,939	$5,193,058	$(4,829,729)	$66,870,268
2020
For the quarter ended March 31, 2020
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$409,626	$72,689	$3
Provision for credit losses		113,582	75,991	-
Non-interest income		112,142	5,232	(140)
Amortization of intangibles		2,282	167	-
Depreciation expense		12,287	1,953	-
Other operating expenses		300,377	55,194	(137)
Income tax expense (benefit)		15,101	(11,951)	-
Net income (loss)		$78,139	$(43,433)	$-
Segment assets		$42,392,356	$10,107,045	$(23,284)

For the quarter ended March 31, 2020
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$482,318	$(9,223)	$-	$473,095
Provision for credit losses	189,573	158	-	189,731
Non-interest income	117,234	9,461	(52)	126,643
Amortization of intangibles	2,449	24	-	2,473
Depreciation expense	14,240	246	-	14,486
Other operating expenses	355,434	1,037	(822)	355,649
Income tax expense (benefit)	3,150	(322)	269	3,097
Net income (loss)	$34,706	$(905)	$501	$34,302
Segment assets	$52,476,117	$5,241,196	$(4,913,674)	$52,803,639

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2021
For the quarter ended March 31, 2021
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$179,511	$229,386	$1,426	$-	$410,323
Provision (reversal) for credit losses	(27,606)	(17,755)	-	-	(45,361)
Non-interest income	25,741	86,197	23,658	(388)	135,208
Amortization of intangibles	54	694	113	-	861
Depreciation expense	5,289	6,685	169	-	12,143
Other operating expenses	86,828	199,316	21,268	(492)	306,920
Income tax expense	42,108	15,582	1,123	-	58,813
Net income	$98,579	$111,061	$2,411	$104	$212,155
Segment assets	$51,622,574	$28,932,452	$2,386,006	$(26,950,231)	$55,990,801
2020
For the quarter ended March 31, 2020
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$161,534	$243,056	$5,036	$-	$409,626
Provision for credit losses	10,313	103,269	-	-	113,582
Non-interest income	24,712	63,984	23,740	(294)	112,142
Amortization of intangibles	48	1,310	924	-	2,282
Depreciation expense	5,150	6,978	159	-	12,287
Other operating expenses	74,875	202,042	23,769	(309)	300,377
Income tax expense (benefit)	25,616	(12,952)	2,437	-	15,101
Net income	$70,244	$6,393	$1,487	$15	$78,139
Segment assets	$33,212,687	$24,388,065	$3,080,386	$(18,288,782)	$42,392,356

Geographic Information

The following information presents selected financial information based on the geographic location where the Corporation conducts its business. The banking operations of BPPR are primarily based in Puerto Rico, where it has the largest retail banking franchise. BPPR also conducts banking operations in the U.S. Virgin Islands, the British Virgin Islands and New York. BPPR’s banking operations in the United States include E-loan, an online platform used to offer personal loans, co-branded credit cards offerings and an online deposit gathering platform. In the Virgin Islands, the BPPR segment offers banking products, including loans and deposits. During the quarter ended March 31, 2020, the BPPR segment generated approximately $12.7 million (2020 - $15.1 million) in revenues from its operations in the United States, including net interest income, service charges on deposit accounts and other service fees. In addition, the BPPR segment generated $11.6 million in revenues (2020 - $11.6 million) from its operations in the U.S. and British Virgin Islands. At March 31, 2020, total assets for the BPPR segment related to its operations in the United States amounted to $576 million (2020 - $582 million).

Geographic Information
	Quarter ended
(In thousands)	March 31, 2021	March 31, 2020
Revenues:[1]
Puerto Rico	$518,709	$489,636
United States	96,012	91,679
Other	18,044	18,423
Total consolidated revenues	$632,765	$599,738
[1]

Total revenues include net interest income, service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss), including impairment, on equity securities, net (loss) profit on trading account debt securities, net gain on sale of loans, including valuation adjustments on loans held-for-sale, indemnity reserves on loans sold and other operating income.

Selected Balance Sheet Information:
(In thousands)	March 31, 2021	December 31, 2020
Puerto Rico
Total assets	$54,832,769	$54,143,954
Loans	20,226,682	20,413,112
Deposits	49,133,585	47,586,880
United States
Total assets	$11,128,729	$10,878,030
Loans	8,315,116	8,396,983
Deposits	7,987,426	7,672,549
Other
Total assets	$908,770	$904,016
Loans	674,044	674,556
Deposits[1]	1,621,790	1,606,911
[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

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

The Corporation has several investments which it accounts for under the equity method. As of March 31, 2021, the Corporation had a 16.15% interest in EVERTEC, Inc. (“EVERTEC”), whose operating subsidiaries provide transaction processing services throughout the Caribbean and Latin America, and service many of the Corporation’s systems infrastructure and transaction processing businesses. During the quarter ended March 31, 2021, the Corporation recorded $ 5.9 million in earnings from its investment in EVERTEC, which had a carrying amount of $92 million as of the end of the quarter. Also, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended March 31, 2021, the Corporation recorded $6.4 million in earnings from its investment in BHD León, which had a carrying amount of $160 million, as of the end of the quarter.

SIGNIFICANT EVENTS

Capital Actions

On May 6, 2021, the Corporation’s Board of Directors approved a quarterly cash dividend of $0.45 per share on its outstanding common stock. The dividend will be payable on July 1, 2021 to shareholders of record at the close of business on May 26, 2021.

On May 3, 2021, the Corporation announced that it had entered into an accelerated share repurchase agreement (the “ASR Agreement”) to repurchase an aggregate of $350 million of the Corporation’s common stock. Under the terms of the ASR Agreement, on May 4, 2021 the Corporation made an initial payment of $350 million and received an initial delivery of 3,785,831 shares of the Corporation’s Common Stock (the “Initial Shares”). The transaction was accounted for as a treasury stock transaction. Furthermore, as a result of the receipt of the Initial Shares, the Corporation recognized in stockholders’ equity approximately $280 million in treasury stock and $70 million as a reduction of capital surplus. Upon the final settlement of the ASR Agreement, the Corporation expects to further adjust its treasury stock and capital surplus accounts to reflect the final delivery or receipt of cash or shares, which will depend on the volume-weighted average price of the Corporation’s common stock during the term of the ASR Agreement, less a discount. The final settlement of the ASR Agreement is expected to occur no later than the third quarter of 2021.

OVERVIEW

Table 1 provides selected financial data and performance indicators for the quarters ended March 31, 2021 and 2020.

Table 1 - Financial highlights

Financial Condition Highlights	Ending Balances at			Average for the Quarter Ended
(In thousands)	March 31, 2021	December 31, 2020	Variance	March 31, 2021	March 31, 2020	Variance
Money market investments	$11,568,677	$11,640,880	$(72,203)	$12,450,533	$4,024,477	$8,426,056
Investment securities	23,076,488	21,864,184	1,212,304	21,305,160	16,707,338	4,597,822
Loans	29,215,842	29,484,651	(268,809)	29,335,164	27,404,841	1,930,323
Earning assets	63,861,007	62,989,715	871,292	63,090,857	48,149,448	14,941,409
Total assets	66,870,268	65,926,000	944,268	66,086,263	51,354,494	14,731,769
Deposits	58,742,801	56,866,340	1,876,461	57,696,863	43,650,084	14,046,779
Borrowings	1,311,064	1,346,284	(35,220)	1,322,431	1,326,784	(4,353)
Stockholders’ equity	5,897,559	6,028,687	(131,128)	5,693,673	5,481,179	212,494

Operating Highlights				First Quarter
(In thousands, except per share information)				2021	2020	Variance
Net interest income				$479,112	$473,095	$6,017
Provision (reversal) for credit losses				(82,226)	189,731	(271,957)
Non-interest income				153,653	126,643	27,010
Operating expenses				375,528	372,608	2,920
Income before income tax				339,463	37,399	302,064
Income tax expense				76,831	3,097	73,734
Net income				$262,632	$34,302	$228,330
Net income applicable to common stock				$262,279	$33,602	$228,677
Net income per common share - basic				$3.13	$0.37	$2.76
Net income per common share - diluted				$3.12	$0.37	$2.75
Dividends declared per common share				$0.40	$0.40 $	―

				First Quarter
Selected Statistical Information				2021	2020
Common Stock Data
End market price				$70.32	$35.00
Book value per common share at period end				69.63	64.08
Profitability Ratios
Return on assets				1.61%	0.27%
Return on common equity				18.76	2.50
Net interest spread				2.96	3.73
Net interest spread (taxable equivalent) - Non-GAAP				3.28	4.13
Net interest margin				3.07	3.94
Net interest margin (taxable equivalent) - Non-GAAP				3.39	4.34
Capitalization Ratios
Average equity to average assets				8.62%	10.67%
Common equity Tier 1 capital				17.08	15.79
Tier I capital				17.15	15.79
Total capital				19.62	18.36
Tier 1 leverage				8.06	8.94

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

Net interest income on a taxable equivalent basis is a non-GAAP financial measure. Management believes that this presentation provides meaningful information since it facilitates the comparison of revenues arising from taxable and tax-exempt sources. Net interest income on a taxable equivalent basis is presented with its different components in Table 2, along with the reconciliation to net interest income (GAAP), for the quarter ended March 31, 2021 as compared with the same periods in 2020, segregated by major categories of interest earning assets and interest-bearing liabilities.

Non-GAAP financial measures used by the Corporation may not be comparable to similarly named Non-GAAP financial measures used by other companies.

Financial highlights for the quarter ended March 31, 2021

• For the quarter ended March 31, 2021, the Corporation recorded net income of $ 262.6 million, compared to net income of $ 34.3 million for the same quarter of the previous year. Net interest income was $479.1 million, an increase of $6.0 million when compared to the same quarter of 2020. Net interest margin for the first quarter of 2021 was 3.07%, a decrease of 87 basis points when compared to 3.94% for the same quarter of the previous year, driven by the decrease in the Federal Funds Rate and the increase in average deposits, which were redeployed mostly at overnight Fed Funds, U.S. Treasuries, agency debt securities and in loans funded under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). On a taxable equivalent basis, the net interest margin was of 3.39%, compared to 4.34% for the same quarter of the previous year. The provision for credit losses for the loan portfolio was a benefit of $75.8 million, a decrease of $264.8 million when compared to the same quarter of 2020, reflecting changes to the economic outlook, qualitative reserves, and portfolio credit quality. Non-interest income was higher by $27.0 million mostly due to higher income from mortgage banking activities, mainly due to a favorable variance in fair value adjustments on mortgage servicing rights. Operating expenses were higher by $2.9 million principally due to higher personnel costs, partially offset by lower other real estate expenses.

• Total assets at March 31, 2021 amounted to $66.9 billion, compared to $65.9 billion, at December 31, 2020. The increase was mainly due to higher debt securities available-for-sale due to purchases of U.S. treasury securities and agency mortgage-backed securities.

• Total deposits at March 31, 2021 increased by $1.9 billion when compared to deposits at December 31, 2020, mainly due to higher retail and commercial demand deposits at BPPR.

• Capital ratios continued to be strong. As of March 31, 2021, the Corporation’s common equity tier 1 capital ratio was 17.08%, while the total capital ratio was 19.62%. Refer to Table 7 for capital ratios.

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

The description of the Corporation’s business contained in Item 1 of the Corporation’s 2020 Form 10-K, while not all inclusive, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control that, in addition to the other information in this Form 10-Q, readers should consider.

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

Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to: (i) Fair Value Measurement of Financial Instruments; (ii) Loans and Allowance for Credit Losses; (iii) Loans Acquired with Deteriorated Credit Quality; (iv) Income Taxes; (v) Goodwill; and (vi) Pension and Postretirement Benefit Obligations. For a summary of these critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2020 Form 10-K. Also, refer to Note 2 to the Consolidated Financial Statements included in the 2020 Form 10-K for a summary of the Corporation’s significant accounting policies and to Note 3 to the Consolidated Financial Statements included in this Form 10-Q for information on recently adopted accounting standard updates.

OPERATING RESULTS ANALYSIS

NET INTEREST INCOME

Net interest income for the first quarter of 2021 was $479.1 million, an increase of $6.0 million when compared to $473.1 million for the same quarter of 2020. Taxable equivalent net interest income was $529.8 million for the first quarter of 2021, an increase of $8.3 million when compared to $521.5 million for the same quarter of 2020.

Net interest margin for the first quarter of 2021 was 3.07%, a decrease of 87 basis points when compared to 3.94% for the same quarter of the previous year. The lower net interest margin for the quarter is mainly driven by the decrease of 150 basis points in the Federal Funds Rate that occurred in March 2020 at the beginning of the COVID-19 pandemic. Also impacting the net interest margin is the increase in average deposits of $14.0 billion resulting from pandemic relief programs, which were redeployed in overnight Fed Funds, investment securities and loans funded under the SBA PPP. Loans under the SBA PPP had an average balance of $1.3 billion for the first quarter of 2021. Management is constantly monitoring the liquidity position of the Corporation and has taken actions to deploy a portion of this liquidity. These actions include bulk loan repurchases from its GNMA, FNMA and FHMLC loan servicing portfolios, which occurred in the third quarter of 2020, and acquiring investment securities, including U.S. Treasury and agency mortgage-backed securities. The net interest margin, on a taxable equivalent basis, for the first quarter of 2021 was 3.39%, a decrease of 95 basis points when compared to 4.34% for the same quarter of 2020.The detailed variances of the decrease in net interest income are described below:

Negative variances:

• Lower interest income from money market investments related to the above-mentioned decrease in the Federal funds rate, partially offset by an increase in average volume;

• Lower interest income from investment securities due lower yield, partially offset by a higher volume of U.S. Treasuries and U.S. agency mortgage-backed securities, related to purchases to deploy liquidity and to benefit from the Puerto Rico tax exemption of these assets; and

• Lower interest income from loans driven by lower interest income from a lower volume of consumer loans, and by the impact of the decrease in rates in variable rate loans and loans issued under a lower interest rate environment. Partially offsetting these negative variances is a higher average loan balance, mainly mortgage, auto loan and lease financing and PPP loans. The latter carry a yield of approximately 7.21%, including the amortization of fees received under the program which is accelerated upon the full repayment of these loans.

Positive variances:

• Lower interest expense on deposits due to lower interest cost by 44 basis points resulting from the decrease in market rates, mostly on Puerto Rico Government and U.S. deposits, and management actions to reduce rates in most deposit categories, partially offset by higher average interest-bearing deposits increasing by $9.7 billion when compared with the same quarter in 2020, therefore increasing interest expense.

Interest income for the quarter ended March 31, 2021, included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, amounting to $26.6 million, including $20.0 million on fees related to PPP loans, compared with $11.2 million income from the same quarter in 2020. Excluding the impact of PPP fees, the decrease is related to a lower amortization of PCD loans and lower amortization of the fair value discount of auto and credit card portfolios acquired in previous years.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis (Non-GAAP)
Quarters ended March 31,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2021	2020	Variance	2021	2020	Variance		2021	2020	Variance	Rate	Volume
(In millions)							(In thousands)
$12,451	$4,024	$8,427	0.10%	1.20%	(1.10)%	Money market investments	$3,112	$12,000	$(8,888)	$(18,000)	$9,112
21,221	16,659	4,562	2.35	2.96	(0.61)	Investment securities [1]	123,665	122,715	950	(27,000)	27,951
84	61	23	4.96	6.67	(1.71)	Trading securities	1,033	1,020	13	(309)	322
						Total money market,
						investment and trading
33,756	20,744	13,012	1.52	2.63	(1.11)	securities	127,810	135,735	(7,925)	(45,309)	37,385
						Loans:
13,624	12,342	1,282	5.33	5.97	(0.64)	Commercial	179,064	183,202	(4,138)	(22,143)	18,006
911	861	50	5.30	6.16	(0.86)	Construction	11,901	13,175	(1,274)	(2,012)	738
1,215	1,072	143	6.04	6.07	(0.03)	Leasing	18,354	16,269	2,085	(86)	2,171
7,869	7,028	841	5.00	5.30	(0.30)	Mortgage	98,429	93,201	5,228	(5,489)	10,716
2,513	3,110	(597)	11.36	11.56	(0.20)	Consumer	70,401	89,423	(19,022)	(2,226)	(16,796)
3,203	2,992	211	8.63	9.10	(0.47)	Auto	68,152	67,721	431	(4,178)	4,609
29,335	27,405	1,930	6.15	6.79	(0.64)	Total loans	446,301	462,991	(16,690)	(36,134)	19,444
$63,091	$48,149	$14,942	3.67%	4.99%	(1.32)%	Total earning assets	$574,111	$598,726	$(24,615)	$(81,443)	$56,829
						Interest bearing deposits:
$22,674	$16,229	$6,445	0.15%	0.63%	(0.48)%	NOW and money market [2]	$8,262	$25,295	$(17,033)	$(24,308)	$7,275
14,364	10,724	3,640	0.20	0.44	(0.24)	Savings	7,020	11,661	(4,641)	(8,012)	3,371
7,265	7,691	(426)	0.83	1.31	(0.48)	Time deposits	14,919	25,145	(10,226)	(8,484)	(1,741)
44,303	34,644	9,659	0.28	0.72	(0.44)	Total deposits	30,201	62,101	(31,900)	(40,804)	8,905
98	229	(131)	0.59	1.84	(1.25)	Short-term borrowings	143	1,048	(905)	(501)	(404)
						Other medium and
1,246	1,098	148	4.51	5.17	(0.66)	long-term debt	13,995	14,114	(119)	(887)	768
						Total interest bearing
45,647	35,971	9,676	0.39	0.86	(0.47)	liabilities	44,339	77,263	(32,924)	(42,192)	9,269
13,394	9,005	4,389				Demand deposits
4,050	3,173	877				Other sources of funds
$63,091	$48,149	$14,942	0.28%	0.65%	(0.37)%	Total source of funds	44,339	77,263	(32,924)	(42,192)	9,269
						Net interest margin/
			3.39%	4.34%	(0.95)%	income on a taxable equivalent basis (Non-GAAP)	529,772	521,463	8,309	$(39,251)	$47,560
			3.28%	4.13%	(0.85)%	Net interest spread
						Taxable equivalent adjustment	50,661	48,369	2,292
						Net interest margin/ income
			3.07%	3.94%	(0.87)%	non-taxable equivalent basis (GAAP)	$479,111	$473,094	$6,017
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

Provision for Credit Losses - Loans Held-in-Portfolio

For the quarter ended March 31, 2021, the Corporation recorded a release of $82.2 million for its reserve for credit losses related to loans held-in-portfolio and unfunded commitments. The Corporation’s provision for credit losses for its loans-held-in-portfolio for the quarter ended March 31, 2021 decreased by $264.8 million to a benefit of $75.8 million, compared to a provision expense of $189.0 million for the quarter ended March 31, 2020. The decrease reflects changes to the economic outlook, qualitative reserves, and portfolio credit quality. The provision for unfunded commitments for the first quarter of 2021 reflected a benefit of $6.3 million, compared to a provision expense of $1.2 million for the same period of 2020.

The provision for credit losses for the BPPR segment was a benefit of $40.0 million for the quarter ended March 31, 2021, compared to a provision expense of $113.0 million for the quarter ended March 31, 2020, a decrease of $153.0 million. The Popular U.S. segment provision for credit losses was also a benefit of $35.8 million for the quarter ended March 31, 2021, a decrease of $111.8 million, compared to a provision expense of $76.0 million for the same quarter in 2020.

At March 31, 2021, the total allowance for credit losses for loans held-in-portfolio amounted to $800.8 million, compared to $896.3 million as of December 31, 2020. The ratio of the allowance for credit losses to loans held-in-portfolio was 2.75% at March 31, 2021, compared to 3.05% at December 31, 2020. Refer to Note 8 to the Consolidated Financial Statements, for additional information on the Corporation’s methodology to estimate its allowance for credit losses (“ACL”). Refer to the Credit Risk section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for credit losses and selected loan losses statistics.

Provision for Credit Losses – Investment Securities

The Corporation’s provision for credit losses related to its investment securities held-to-maturity is related to the portfolio of obligations from the Government of Puerto Rico, states and political subdivisions. For the quarter ended March 31, 2021, the provision for credit losses was a benefit of $0.2 million, compared to a provision expense of $0.7 million for the quarter ended March 31, 2020. At March 31, 2021, the total allowance for credit losses for this portfolio amounted to $10.1 million, compared to $10.3 million as of December 31, 2020.

Non-Interest Income

Non-interest income was $153.7 million for the first quarter of 2021, an increase of $27.0 million when compared with the same quarter of the previous year. The increase in non-interest income was primarily driven by:

• higher other service fees by $5.9 million mainly due to higher credit card fees by $5.5 million as a result of higher interchange transactional volumes;

• higher income from mortgage banking activities by $10.9 million mainly due to a favorable variance in fair value adjustments on mortgage servicing rights (“MSRs”) of $5.7 million due to a decrease in estimated prepayments driven by increases in interest rates, coupled with higher realized gains on closed derivative positions by $4.1 million;

• a favorable variance in unrealized net gains on equity securities by $3.1 million mainly on deferred compensation plans that have an offsetting expense in personnel related expenses;

• a favorable variance in adjustments to indemnity reserves on previously sold loans of $4.1 million mainly due to lower provision expense related to loans previously sold with credit recourse; and

• higher other operating income by $6.5 million mainly due to higher net earnings from the combined portfolio of investments under the equity method by $2.4 million and a higher gain on sale of daily auto rental units by $2.0 million.

These increases were partially offset by lower service charges on deposit accounts by $2.0 million due to increases in average deposits.

Operating Expenses

Operating expenses for the quarter ended March 31, 2021 increased by $ 2.9 million when compared with the same quarter of 2020, driven primarily by:

• higher personnel cost by $12.6 million mainly related to annual employee incentives tied to the Corporation’s financial performance by $7.4 million and higher commission, incentives and other bonuses by $8.0 million; partially offset by lower salaries by $2.9 million.

Partially offset by:

• lower professional fees by $1.1 million mainly due to lower advisory expenses;

• lower business promotion by $1.7 million due to lower seasonal donations and advertising expense;

• lower OREO expenses by $7.0 million mainly due to higher gain on sale of properties by $3.4 million and lower OREO costs including repairs and maintenance; and

• lower other operating expenses by $1.4 million due mainly to lower pension plan expense driven by annual changes in actuarial assumptions by $2.5 million and lower provision for unfunded commitments by $1.2 million since this is currently presented within the provision for credit losses, while it was included within other expenses in the first quarter of 2020; partially offset by higher credit and debit card processing, volume and interchange expenses by $2.2 million.

Table 3 - Operating Expenses
	Quarters ended March 31,
(In thousands)	2021	2020	Variance
Personnel costs:
Salaries	$89,335	$92,256	$(2,921)
Commissions, incentives and other bonuses	33,218	25,258	7,960
Pension, postretirement and medical insurance	10,924	9,638	1,286
Other personnel costs, including payroll taxes	26,002	19,679	6,323
Total personnel costs	159,479	146,831	12,648
Net occupancy expenses	26,013	25,158	855
Equipment expenses	21,575	21,605	(30)
Other taxes	13,959	13,681	278
Professional fees:
Collections, appraisals and other credit related fees	3,320	3,881	(561)
Programming, processing and other technology services	66,366	62,819	3,547
Legal fees, excluding collections	2,365	2,986	(621)
Other professional fees	27,897	31,385	(3,488)
Total professional fees	99,948	101,071	(1,123)
Communications	6,833	5,954	879
Business promotion	12,521	14,197	(1,676)
FDIC deposit insurance	5,968	5,080	888
Other real estate owned (OREO) (income) expenses	(4,533)	2,479	(7,012)
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	12,454	10,282	2,172
Operational losses	7,896	8,374	(478)
All other	12,364	15,423	(3,059)
Total other operating expenses	32,714	34,079	(1,365)
Amortization of intangibles	1,051	2,473	(1,422)
Total operating expenses	$375,528	$372,608	$2,920

INCOME TAXES

For the quarter ended March 31, 2021, the Corporation recorded an income tax expense of $76.8 million with an effective tax rate (“ETR”) of 23%, compared to $3.1 million with an ETR of 8% for the same period of 2020. The increase in income tax expense and ETR for the quarter ended March 31, 2021 reflects the impact of higher pre-tax income.

At March 31,2021, the Corporation had a deferred tax asset amounting to $0.8 billion, net of a valuation allowance of $0.5 billion. The deferred tax asset related to the U.S. operations was $0.3 billion, net of a valuation allowance of $0.4 billion.

Refer to Note 30 to the Consolidated Financial Statements for a reconciliation of the statutory income tax rate to the effective tax rate and additional information on the income tax expense and deferred tax asset balances.

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

The Corporate group reported a net income of $2.3 million for the quarter ended March 31, 2021, compared with a net loss of $0.9 million for the same quarter of the previous year.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $212.2 million for the quarter ended March 31, 2021, compared with net income of $78.1 million for the same quarter of the previous year. The increase in net income was principally driven by the benefit of $45.4 million in the reserve for credit losses and unfunded commitments recorded in the quarter ended March 31, 2021. The principal factors that contributed to the variance in the financial results include the following:

• Higher net interest income by $0.7 million mainly due to:

• lower interest income from loans by $11.3 million mainly due to lower yields in the commercial portfolio and lower average balance and yields in consumer loans; and

• lower interest income from investment securities by $8.3 million largely due to lower yields in money market investments and U.S. Treasuries due to the decrease interest rates, partially offset by higher income from mortgage-backed securities due to higher average balances;

Partially offset by:

• lower interest expense on deposits by $19.9 million mainly due to a lower cost of public sector deposits and time deposits, partially offset by higher average balances.

The net interest margin for the quarter ended March 31, 2021 was 3.10% compared to 4.22% for the same quarter in the previous year. The decrease in net interest margin is driven by a lower yield in earning assets, and earning asset mix, partially offset by a lower cost of public sector deposits.

• The BPPR segment recorded a benefit of $45.4 million in its reserve for credit losses and unfunded commitments for the quarter ended March 31, 2021 due to the improvements in the macroeconomic outlook and portfolio credit metrics. This compared to a provision expense of $113.6 million for the first quarter of 2020.

• Non-interest income was higher by $23.1 million mainly due to:

• higher other service fees by $6.2 million mainly due to higher credit card fees as a result of higher interchange transactional volumes;

• higher income from mortgage banking activities by $10.4 million due to a favorable variance in fair value adjustments on mortgage servicing rights of $5.8 million due to a decrease in estimated prepayments driven by increases in interest rates, coupled with higher realized gains on closed derivative positions;

• a favorable variance in adjustments to indemnity reserves on previously sold loans of $4.1 million mainly due to lower provision expense related to loans previously sold with credit recourse; and

• higher other operating income by $4.0 million mainly due to higher gain on sale of daily auto rental units by $2.0 million, recoveries from the sale of acquired fully charged off loans by $1.0 million and higher net earnings from the combined portfolio of investments under the equity method;

Partially offset by:

• Lower service charges on deposit accounts by $1.5 million due to an increase in average deposits.

• Higher operating expenses by $5.0 million mostly due to:

• Higher personnel costs by $4.4 million due mainly to the annual incentives tied to the Corporation’s financial performance;

• Higher occupancy expenses by $2.2 million, due to higher rent and lower income from building tenants; and

• Higher other operating expenses by $9.8 million due to higher allocations from the Corporate segment, mainly related to professional services fees and personnel costs;

Partially offset by:

• Lower professional fees by $3.0 million mainly due to lower advisory expenses related to corporate initiatives; and

• Lower OREO expenses by $6.6 million mainly due to lower maintenance expenses and higher gain on sale of residential properties.

• Higher income tax expense by $43.7 million due to higher income before tax.

Popular U.S.

For the quarter ended March 31, 2021, the reportable segment of Popular U.S. reported a net income of $47.8 million, compared with a net loss of $43.4 million for the same quarter of the previous year. The favorable variance was principally driven by the benefit of $36.7 million in the reserve for credit losses and unfunded commitments recorded in the quarter ended March 31, 2021. The factors that contributed to the variance in the financial results included the following:

• higher net interest income by $6.5 million due to:

• lower interest expense on deposits by $13.1 million mainly due to lower interest rates;

Partially offset by:

• lower interest income from loans by $4.5 million mainly due to lower average balance in consumer loans; and

• lower interest income from investment securities by $2.8 million due to lower yields and lower average balances.

The net interest margin for the quarter ended March 31, 2021 was 3.35% compared to 3.21% for the same quarter in the previous year.

• The PB segment recorded a benefit of $36.7 million in its reserve for credit losses and unfunded commitments for the quarter ended March 31, 2021 due to the improvements in the macroeconomic outlook and portfolio credit metrics. This compared to a provision expense of $76.0 million for the first quarter of 2020.

• Lower operating expenses by $1.6 million due to:

• lower occupancy expense by 1.4 million due to lower rent expense related to the benefits of the completed branch optimization initiative in our New York Metro region; and

• Lower professional fees by $4.6 million, a portion of which is now centralized at the Corporate segment and charged back to operating units.

Partially offset by:

• Higher other operating expenses by $2.6 million due to higher Corporate expense allocations.

• Income tax unfavorable variance of $30.0 million mainly due to income before tax of $65.9 million for the first quarter of 2021, compared to a pre-tax loss of $55.4 million recorded in the quarter ended March 31, 2020.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $66.9 billion at March 31, 2021, compared to $65.9 billion at December 31, 2020. Refer to the Consolidated Statements of Financial Condition included in this report for additional information.

Money market investments and debt securities available-for-sale

Money market investments remained flat at $11.6 billion at March 31, 2021 and December 31, 2020.

Debt securities available-for-sale increased by $1.2 billion to $22.8 billion at March 31, 2021. The increase was mainly due to purchases of U.S. treasury securities and agency mortgage-backed securities, partially offset by paydowns and a decrease in unrealized gains of $0.4 billion in this portfolio. Refer to Note 5 to the Consolidated Financial Statements for additional information with respect to the Corporation’s debt securities available-for-sale.

Loans

Refer to Table 4 for a breakdown of the Corporation’s loan portfolio. Also, refer to Note 7 in the Consolidated Financial Statements for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Loans held-in-portfolio decreased by $0.3 billion to $29.1 billion at March 31, 2021, mainly in commercial loans at BPPR, in part due to the repayments of PPP loans.

Table 4 - Loans Ending Balances
(In thousands)	March 31, 2021	December 31, 2020	Variance
Loans held-in-portfolio:
Commercial	$13,442,486	$13,614,310	$(171,824)
Construction	907,736	926,208	(18,472)
Lease financing	1,244,956	1,197,661	47,295
Mortgage	7,808,852	7,890,680	(81,828)
Auto	3,203,137	3,132,228	70,909
Consumer	2,524,461	2,624,109	(99,648)
Total loans held-in-portfolio	29,131,628	29,385,196	(253,568)
Loans held-for-sale:
Commercial	3,549	2,738	811
Mortgage	80,665	96,717	(16,052)
Total loans held-for-sale	84,214	99,455	(15,241)
Total loans	$29,215,842	$29,484,651	$(268,809)

Other assets

Other assets amounted to $1.7 billion at March 31, 2021 and December 31, 2020. Refer to Note 12 for a breakdown of the principal categories that comprise the caption of “Other Assets” in the Consolidated Statements of Financial Condition at March 31, 2021 and December 31, 2020.

Liabilities

The Corporation’s total liabilities were $61.0 billion at March 31, 2021, compared to $59.9 billion at December 31, 2020, mainly due to increases in deposits as discussed below.

Deposits and Borrowings

The composition of the Corporation’s financing to total assets at March 31, 2021 and December 31, 2020 is included in Table 5.

Table 5 - Financing to Total Assets
	March 31,	December 31,	% increase (decrease)	% of total assets
(In millions)	2021	2020	from 2020 to 2021	2021	2020
Non-interest bearing deposits	$14,264	$13,129	8.6%	21.4%	19.9%
Interest-bearing core deposits	39,328	38,599	1.9	58.8	58.5
Other interest-bearing deposits	5,151	5,138	0.3	7.7	7.8
Repurchase agreements	87	121	(28.1)	0.1	0.2
Notes payable	1,224	1,225	(0.1)	1.8	1.9
Other liabilities	919	1,685	(45.5)	1.4	2.6
Stockholders’ equity	5,897	6,029	(2.2)	8.8	9.1

Deposits

The Corporation’s deposits totaled $58.8 billion at March 31, 2021, compared to $56.9 billion at December 31, 2020. The deposits increase of $1.9 billion was mainly due to higher retail and commercial demand deposits by $1.6 billion at BPPR and PB and higher savings account deposits at BPPR by $0.3 billion. Public sector deposit balances, which amounted to $15.0 billion at March 31, 2021, are expected to decline over the long term. However, the receipt by the P.R. Government of additional COVID-19-related Federal assistance and seasonal tax collections are likely to increase public deposit balances at BPPR in the near term. The rate at which public deposit balances will decline is uncertain and difficult to predict. The amount and timing of any such reduction is likely to be impacted by, for example, the timeline of current debt restructuring efforts under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) and the speed at which the COVID-19 federal assistance is distributed. Refer to Table 6 for a breakdown of the Corporation’s deposits at March 31, 2021 and December 31, 2020.

Table 6 - Deposits Ending Balances
(In thousands)	March 31, 2021	December 31, 2020	Variance
Demand deposits [1]	$23,450,312	$22,532,729	$917,583
Savings, NOW and money market deposits (non-brokered)	27,356,136	26,390,565	965,571
Savings, NOW and money market deposits (brokered)	679,832	635,198	44,634
Time deposits (non-brokered)	7,143,221	7,130,749	12,472
Time deposits (brokered CDs)	113,300	177,099	(63,799)
Total deposits	$58,742,801	$56,866,340	$1,876,461
[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings remained flat at $1.3 billion at March 31, 2021 and December 31, 2020. Refer to Note 15 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

The Corporation’s other liabilities decreased by $0.8 billion to $0.9 billion at March 31, 2021, when compared to December 31, 2020, mainly due to the settlement of purchases of debt securities.

Stockholders’ Equity

Stockholders’ equity totaled $5.9 billion at March 31, 2021, a decrease of $131.1 million when compared to December 31, 2020, principally due to lower accumulated unrealized gains on debt securities available-for-sale by $369.9 million, offset by net income for the quarter of $262.6 million, less declared dividends of $33.7 million on common stock and $0.4 million in dividends on preferred stock. Refer to the Consolidated Statements of Financial Condition, Comprehensive Income and of Changes in Stockholders’ Equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation, BPPR and PB are subject to regulatory capital requirements established by the Federal Reserve Board. The risk-based capital standards applicable to the Corporation, BPPR and PB (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of March 31, 2021, the Corporation’s, BPPR’s and PB’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 7, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of March 31, 2021 and December 31, 2020.

Table 7 - Capital Adequacy Data

(Dollars in thousands)	March 31, 2021	December 31, 2020
Common equity tier 1 capital:
Common stockholders equity - GAAP basis	$5,875,416	$6,006,544
CECL transitional amount [1]	191,687	218,398
AOCI related adjustments due to opt-out election	104,053	(261,245)
Goodwill, net of associated deferred tax liability (DTL)	(552,614)	(591,931)
Intangible assets, net of associated DTLs	(21,415)	(22,466)
Deferred tax assets and other deductions	(345,105)	(357,204)
Common equity tier 1 capital	$5,252,022	$4,992,096
Additional tier 1 capital:
Preferred stock	22,143	22,143
Additional tier 1 capital	$22,143	$22,143
Tier 1 capital	$5,274,165	$5,014,239
Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	373,737	373,737
Other inclusions (deductions), net	385,483	385,943
Tier 2 capital	$759,220	$759,680
Total risk-based capital	$6,033,385	$5,773,919
Minimum total capital requirement to be well capitalized	$3,074,491	$3,070,209
Excess total capital over minimum well capitalized	$2,958,894	$2,703,710
Total risk-weighted assets	$30,744,906	$30,702,091
Total assets for leverage ratio	$65,460,228	$64,305,022
Risk-based capital ratios:
Common equity tier 1 capital	17.08%	16.26%
Tier 1 capital	17.15	16.33
Total capital	19.62	18.81
Tier 1 leverage	8.06	7.80
[1] The CECL transitional amount includes the impact of Popular's adoption of the new CECL accounting standard on January 1, 2020.

The Basel III capital rules provide that a depository institution will be deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of March 31, 2021, the Corporation, BPPR and PB continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

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

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to neutralize the regulatory capital effects of participating in the program. Specifically, the agencies have clarified that banking organizations, including the Corporation and its Bank subsidiaries, are permitted to assign a zero percent risk weight to PPP loans for purposes of determining risk-weighted assets and risk-based capital ratios. Additionally, in order to facilitate use of the Paycheck Protection Program Liquidity Facility (the “PPPL Facility”), which provides Federal Reserve Bank loans to eligible financial institutions such as the Corporation’s Bank subsidiaries to fund PPP loans, the agencies further clarified that, for purposes of determining leverage ratios, a banking organization is permitted to exclude from total average assets PPP loans that have been pledged as collateral for a PPPL Facility. As of March 31, 2021, the Corporation has $1.2 billion in PPP loans and $934 thousand pledged as collateral for PPPL Facilities.

The increase in the common equity Tier I capital ratio, Tier I capital ratio, total capital ratio, and leverage capital ratio as of March 31, 2021 as compared to December 31, 2020 was mainly attributed to the three months period earnings.

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

Table 8 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of March 31, 2021, and December 31, 2020.

Table 8 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	March 31, 2021	December 31, 2020
Total stockholders’ equity	$5,897,559	$6,028,687
Less: Preferred stock	(22,143)	(22,143)
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(21,415)	(22,466)
Total tangible common equity	$5,182,879	$5,312,956
Total assets	$66,870,268	$65,926,000
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(21,415)	(22,466)
Total tangible assets	$66,177,731	$65,232,412
Tangible common equity to tangible assets	7.83%	8.14%
Common shares outstanding at end of period	84,379,180	84,244,235
Tangible book value per common share	$61.42	$63.07

	Quarterly average
Total stockholders’ equity [1]	$5,693,672	$5,540,456
Less: Preferred Stock	(22,143)	(22,143)
Less: Goodwill	(671,121)	(671,121)
Less: Other intangibles	(22,104)	(23,166)
Total tangible common equity	$4,978,304	$4,824,026
Return on average tangible common equity	21.37%	14.50%
[1] Average balances exclude unrealized gains or losses on debt securities available-for-sale.

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMITMENTS

In the ordinary course of business, the Corporation engages in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different than the full contract or notional amount of the transaction. As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These commitments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. Other types of off-balance sheet arrangements that the Corporation enters in the ordinary course of business include derivatives and provision of guarantees, indemnifications, and representation and warranties. Refer to Note 19 in the Consolidated Financial Statements for a detailed discussion related to the Corporation’s obligations under credit recourse and representation and warranties arrangements.

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

Refer to Note 15 in the Consolidated Financial Statements for a breakdown of long-term borrowings by maturity.

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

Table 9 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at March 31, 2021.

Table 9 - Off-Balance Sheet Lending and Other Activities
	Amount of commitment - Expiration Period
(In thousands)	2021	Years 2022 - 2023	Years 2024 - 2025	Years 2026 - thereafter	Total
Commitments to extend credit	$8,058,989	$1,095,191	$127,309	$85,643	$9,367,132
Commercial letters of credit	3,090	-	-	-	3,090
Standby letters of credit	15,757	5,573	-	-	21,330
Commitments to originate or fund mortgage loans	103,634	3,830	-	-	107,464
Total	$8,181,470	$1,104,594	$127,309	$85,643	$9,499,016

RISK MANAGEMENT

Market / Interest Rate Risk

The financial results and capital levels of the Corporation are constantly exposed to market, interest rate and liquidity risks.

Market risk refers to the risk of a reduction in the Corporation’s capital due to changes in the market valuation of its assets and/or liabilities.

Most of the assets subject to market valuation risk are debt securities classified as available-for-sale. Refer to Notes 5 and 6 for further information on the debt securities available-for-sale and held-to-maturity portfolios. Debt securities classified as available-for-sale amounted to $22.8 billion as of March 31, 2021. Other assets subject to market risk include loans held-for-sale, which amounted to $84 million, mortgage servicing rights (“MSRs”) which amounted to $123 million and securities classified as “trading”, which amounted to $37 million, as of March 31, 2021.

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

The Corporation processes NII simulations under interest rate scenarios in which the yield curve is assumed to rise and decline by the same amount (parallel shifts). The rate scenarios considered in these market risk simulations reflect instantaneous parallel changes of -100, -200, +100, +200 and +400 basis points during the succeeding twelve-month period. Simulation analyses are based on many assumptions, including relative levels of market interest rates across all yield curve points and indexes, interest rate spreads, loan prepayments and deposit elasticity. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The following table presents the results of the simulations at March 31, 2021 and December 31, 2020, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:

Table 10 - Net Interest Income Sensitivity (One Year Projection)
	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate
+400 basis points	$160,598	8.39%	$167,474	9.19%
+200 basis points	135,245	7.07	81,690	4.49
+100 basis points	121,100	6.33	39,361	2.16
-100 basis points	(73,283)	(3.83)	(53,952)	(2.96)
-200 basis points	(111,000)	(5.80)	(71,517)	(3.93)

As of March 31, 2021, NII simulations show the Corporation maintains an asset sensitive position and is expected to benefit from an overall rising rate environment. The increases in sensitivity for the period are primarily driven by deposit increases which have increased the level of cash reserves maintained at the Federal Reserve as well as liftoff effects from market rates increasing over the quarter. Popular assumes rates do not turn negative therefore the increase in rates in the quarter impacted declining rate scenarios as rates now have more room to fall and thus increase the projected NII impact (negative) in the declining rate scenarios. The sensitivity to rising rate scenarios increased as well driven by growth in deposits which rose the levels of short-term assets and cash reserves that the Company maintains at the Federal Reserve. These short-term assets reprice immediately in rising rate scenarios thus increasing the NII benefit in these scenarios.

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

At March 31, 2021 and December 31, 2020, the Corporation held trading securities with a fair value of $37 million, representing approximately 0.1% of the Corporation’s total assets. As shown in Table 11, the trading portfolio consists principally of mortgage-backed securities which at March 31, 2021 were investment grade securities. As of March 31, 2021 and December 31, 2020, the trading portfolio also included $0.1 million in Puerto Rico government obligations. Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account loss of $45 thousand for the quarter ended March 31, 2021 and a net trading account gain of $491 thousand for the quarter ended March 31, 2020.

Table 11 - Trading Portfolio
	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Weighted Average Yield[1]	Amount	Weighted Average Yield[1]
Mortgage-backed securities	$24,102	5.06%	$24,338	5.19%
U.S. Treasury securities	11,620	-	11,506	0.04
Collateralized mortgage obligations	316	5.66	346	5.65
Puerto Rico government obligations	94	0.44	103	0.48
Interest-only strips	372	12.00	381	12.00
Total	$36,504	3.51%	$36,674	3.64%
[1] Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.4 million for the last week in March 2021. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 88% of the Corporation’s total assets at March 31, 2021 and 86% at December 31, 2020. The ratio of total ending loans to deposits was 50% at March 31, 2021, compared to 52% at December 31, 2020. In addition to traditional deposits, the Corporation maintains borrowing arrangements, which amounted to approximately $1.3 billion in outstanding balances at March 31, 2021 and December 31, 2020. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 15 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

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

Refer to Note 15 to the Consolidated Financial Statements, for additional information of the Corporation’s borrowing facilities available through its banking subsidiaries.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 6 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and public sector customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 53.6 billion, or 91% of total deposits, at March 31, 2021, compared with $51.7 billion, or 91% of total deposits, at December 31, 2020. Core deposits financed 84% of the Corporation’s earning assets at March 31, 2021, compared with 82% at December 31, 2020.

The distribution by maturity of certificates of deposits with denominations of $100,000 and over at March 31, 2021 is presented in the table that follows:

Table 12 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over
(In thousands)
3 months or less	$2,433,443
3 to 6 months	238,091
6 to 12 months	545,054
Over 12 months	1,162,724
Total	$4,379,312

The Corporation had $ 0.8 billion in brokered deposits at March 31, 2021, which financed approximately 1% of its total assets (December 31, 2020 - $0.8 billion and 1%, respectively). In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

Deposits from the public sector represent an important source of funds for the Corporation. As of March 31, 2021, total public sector deposits were $15.0 billion, compared to $15.1 billion at December 31, 2020. Generally, these deposits require that the bank pledge high credit quality securities as collateral; therefore liquidity risks arising from public sector deposit outflows are lower given that the bank receives its collateral in return. This, now unpledged, collateral can either be financed via repurchase agreements or sold for cash. However, there are some timing differences between the time the deposit outflow occurs and when the bank receives its collateral.

At March 31, 2021, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if the banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

The outstanding balance of notes payable at the BHCs amounted to $682 million at March 31, 2021 and December 31, 2020.

The contractual maturities of the BHCs notes payable at March 31, 2021 are presented in Table 13.

Table 13 - Distribution of BHC's Notes Payable by Contractual Maturity

Year	(In thousands)
2023	$296,891
Later years	384,936
Total	$681,827

Annual debt service at the BHCs is approximately $44 million, and the Corporation’s latest quarterly dividend was $0.40 per share. The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future. As of March 31, 2021, the BHCs had cash and money markets investments totaling $150 million, borrowing potential of $152 million from its secured facility with BPPR. In addition to these liquidity sources, the stake in EVERTEC had a market value of $434 million as of March 31, 2021 and it represents an additional source of contingent liquidity.

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

Dividends

During the quarter ended March 31, 2021, the Corporation declared quarterly dividends on its outstanding common stock of $0.40 per share, for a year-to-date total of $ 33.8 million. The dividends for the Corporation’s Series A preferred stock amounted to $0.4 million. During the quarter ended March 31, 2021, the BHC’s received dividends amounting to $2 million in dividends from its non-banking subsidiaries. Dividends from BPPR constitute Popular, Inc.’s primary source of liquidity. On May 6, 2021, the Corporation’s Board of Directors approved a quarterly cash dividend of $0.45 per share on its outstanding common stock. The dividend will be payable on July 1, 2021 to shareholders of record at the close of business on May 26, 2021. On May 3, 2021, the Corporation announced that it had entered into an accelerated share repurchase agreement (the “ASR Agreement”) to repurchase an aggregate of $350 million of Popular’s common stock. Refer to Note 17 to the Consolidated financial statements for additional information of the ASR.

Other Funding Sources and Capital

The debt securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s debt securities portfolio consists primarily of liquid U.S. government debt securities, U.S. government sponsored agency debt securities, U.S. government sponsored agency mortgage-backed securities, and U.S. government sponsored agency collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged debt securities amounted to $5.6 billion at March 31, 2021 and $3.4 billion at December 31, 2020. A substantial portion of these debt securities could be used to raise financing in the U.S. money markets or from secured lending sources.

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

The following summarized financial information presents the financial position of the obligor group, on a combined basis at March 31, 2021 and December 31, 2020, and the results of their operations for the period ended March 31, 2021. Investments in and equity in the earnings from the other subsidiaries and affiliates that are not members of the obligor group have been excluded.

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

Table 14 - Summarized Statement of Condition

(In thousands)	March 31, 2021	December 31, 2020
Assets
Cash and money market investments	$149,639	$190,830
Investment securities	30,170	27,630
Accounts receivables from non-obligor subsidiaries	20,973	16,338
Accounts receivables from affiliates and related parties	583	-
Other loans (net of allowance for credit losses of $167)	31,152	31,162
Investment in equity method investees	94,672	88,272
Other assets	45,237	46,547
Total assets	$372,426	$400,779
Liabilities and Stockholders' deficit
Accounts payable to non-obligor subsidiaries	$6,511	$3,946
Accounts payable to affiliates and related parties	982	977
Notes payable	681,827	681,503
Other liabilities	78,646	79,208
Stockholders' deficit	(395,540)	(364,855)
Total liabilities and stockholders' deficit	$372,426	$400,779

Table 15 - Summarized Statement of Operations

		For the quarter ended
(In thousands)		March 31, 2021
Income:
Dividends from non-obligor subsidiaries		$2,000
Interest income from non-obligor subsidiaries and affiliates		192
Earnings from investments in equity method investees		6,465
Other operating income		908
Total income		$9,565
Expenses:
Services provided by non-obligor subsidiaries and affiliates (net of reimbursement by subsidiaries for services provided by parent of ($41,438))		$2,825
Other operating expenses		8,701
Total expenses		$11,526
Net income		$(1,961)

The Obligor group recorded $0.6 million of dividend receivable from its direct equity method investees for the quarter ended March 31, 2021.

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

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $9 million in deposits at March 31, 2021 that are subject to rating triggers.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 19 to the Consolidated Financial Statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $43 million at March 31, 2021. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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

In Puerto Rico, former Governor Wanda Vázquez issued an executive order in March 2020 declaring a health emergency, ordering residents to shelter in place, implementing a mandatory curfew, and requiring the closure of non-essential businesses. While many of the restrictions have been gradually lifted, a mandatory curfew is still in effect and most businesses have had to make significant adjustments to protect customers and employees, including transitioning to telework and suspending or modifying certain operations in compliance with health and safety guidelines. The Puerto Rico Legislative Assembly enacted legislation in April 2020 requiring financial institutions to offer moratoriums on consumer financial products to clients impacted by the COVID-19 pandemic, which was effective through August 2020. The Federal Government has also approved several economic stimulus measures that seek to cushion the economic fallout of the pandemic, including providing direct subsidies, expanding eligibility for and increasing unemployment benefits and guaranteeing through the Small Business Administration’s Paycheck Protection Program (the “PPP”) loans to small and medium businesses.

The COVID-19 pandemic and the restrictions imposed to curb the spread of the disease have had and may continue to have a material adverse effect on economic activity worldwide, including in Puerto Rico. The extent to which the COVID-19 pandemic will continue adversely affect economic activity will depend on future developments, which are highly uncertain and difficult to predict, including the scope and duration of the pandemic, the restrictions imposed by governmental authorities and other third parties in response to the same, the pace of global vaccination efforts, and the amount of federal and local assistance offered to offset the impact of the pandemic. Pursuant to the 2021 Fiscal Plan (as defined below), economic stimulus measures have more than offset the estimated income loss due to reduced economic activity in Puerto Rico and are estimated to have caused a temporary increase in personal income on a net basis. However, there can be no assurance that these measures will be sufficient to offset the pandemic’s economic impact in the medium- and long-term.

For a discussion of the impact of the pandemic on the Corporation’s operations and financial results during the first quarter of 2021, refer to the MD&A Significant Events section, on the accompanying financial statements. For additional discussion of risk factors related to the impact of the pandemic, see “Part I – Item 1A – Risk Factors” in the Corporation’s Form 10-K for the year ended December 31, 2020.

Economic Performance

The Commonwealth’s economy entered a recession in the fourth quarter of fiscal year 2006 and its gross national product (“GNP”) contracted (in real terms) every fiscal year between 2007 and 2018, with the exception of fiscal year 2012. Pursuant to the latest Puerto Rico Planning Board (the “Planning Board”) estimates, dated March 2021, the Commonwealth’s real GNP increased by 1.8% in fiscal year 2019 due to the influx of federal funds and private insurance payments to repair damage caused by Hurricanes Irma and María. However, the Planning Board estimates that the Commonwealth’s real GNP decreased by approximately 3.2% in fiscal year 2020 due primarily to the adverse impact of the COVID-19 pandemic and the measures taken by the government in response to the same. Finally, the Planning Board projects that the negative effects of COVID-19 will continue through the current fiscal year, resulting in a contraction in real GNP of approximately -2%.

Fiscal Crisis

The Commonwealth’s central government and many of its instrumentalities, public corporations and municipalities continue to face significant fiscal challenges, which have been primarily the result of economic contraction, persistent and significant budget deficits, a high debt burden, unfunded legacy obligations, and lack of access to the capital markets, among other factors. As a result, the Commonwealth and certain of its instrumentalities have been unable to make debt service payments on their outstanding bonds and notes since 2016. The escalating fiscal and economic crisis and imminent widespread defaults prompted the U.S. Congress to enact the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) in June 2016. As further discussed below under “Pending Title III Proceedings,” the Commonwealth and several of its instrumentalities are currently in the process of restructuring their debts through the debt restructuring mechanisms provided by PROMESA.

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

Fiscal Plans

Commonwealth Fiscal Plan. The Oversight Board has certified several fiscal plans for the Commonwealth since 2017. The most recent fiscal plan for the Commonwealth certified by the Oversight Board is dated April 23, 2021 (the “2021 Fiscal Plan”).

Pursuant to the 2021 Fiscal Plan, while the COVID-19 pandemic and the measures taken in response to the same severely reduced economic activity and caused an unprecedented increase in unemployment in Puerto Rico, pandemic-related federal and local stimulus funding have more than offset the estimated income loss due to reduced economic activity and are estimated to have caused a temporary increase in personal income on a net basis. The 2021 Fiscal Plan’s economic projections incorporate adjustments for these short-term income effects for purposes of estimating tax receipts. For example, the 2021 Fiscal Plan estimates that real GNP contracted by 3% in fiscal year 2020, but estimates the GNP contraction adjusted for short-term income effects to have been approximately 1.1%. For fiscal years 2021 and 2022, the 2021 Fiscal Plan projects that real GNP will grow 1% and 0.6%, respectively, but projects that growth adjusted for income effects for such years will be approximately 3.8% and 1.5%, respectively.

The 2021 Fiscal Plan projects that, if the fiscal measures and structural reforms contemplated by the plan are not successfully implemented, the Commonwealth will have a pre-contractual debt service deficit starting in fiscal year 2023. It estimates that the fiscal measures could drive approximately $10 billion in savings and extra revenue over fiscal years 2022 through 2026 and that the structural reforms could drive a cumulative 0.90% increase in growth by fiscal year 2051 (equal to approximately $30.7 billion).

However, even after the fiscal measures and structural reforms, and before contractual debt service, the 2021 Fiscal Plan projects that there will be an annual deficit starting in fiscal year 2036.

The 2021 Fiscal Plan provides for the gradual reduction and the ultimate elimination of Commonwealth budgetary subsidies to municipalities, which constitute a material portion of the operating revenues of some municipalities. Since fiscal year 2017, Commonwealth appropriations to municipalities have decreased by approximately 64% (from approximately $370 million in fiscal year 2017 to approximately $132 million in fiscal year 2020). In response to the COVID-19 crisis, reductions in appropriations to municipalities were paused in fiscal year 2021. Municipalities have also received extraordinary appropriations and other funds from federally-funded programs during the current fiscal year, which has helped temporarily offset the impact of the reduced Commonwealth support. However, the 2021 Fiscal Plan contemplates additional reductions in appropriations to municipalities starting in fiscal year 2022, before eventually phasing out all appropriations in fiscal year 2025. Further, while the Commonwealth had enacted legislation in 2019 suspending the municipality’s obligations to contribute to the Commonwealth’s health plan and pay-as-you go retirement system, such legislation was challenged by the Oversight Board and eventually declared null by the Title III court in April 2020. As a result, municipalities are required to cover their own employees’ healthcare costs and retirement benefits and had to reimburse the Commonwealth for such costs corresponding to the period during which the law in effect. Finally, the 2021 Fiscal Plan notes that municipalities have made little or no progress towards implementing fiscal discipline required to reduce reliance on Commonwealth appropriations and that this lack of fiscal management threatens the ability of municipalities to provide necessary services, such as health, sanitation, public safety, and emergency services to their residents, forcing them to prioritize expenditures.

 Other Fiscal Plans. Pursuant to PROMESA, the Oversight Board has also requested and certified fiscal plans for several public corporations and instrumentalities. The certified fiscal plan for the Puerto Rico Electric Power Authority (“PREPA”), Puerto Rico’s electric power utility, contemplated the transformation of Puerto Rico’s electric system through, among other things, the establishment of a public-private partnership with respect to PREPA’s transmission and distribution system, and calls for significant structural reforms at PREPA. The procurement process for the establishment of a public-private partnership with respect to PREPA’s transmission and distribution system (the “T&D System”) was completed in June 2020. The selected proponent, LUMA Energy LLC (“LUMA”), and PREPA entered into a 15-year agreement whereby LUMA will be responsible for operating, maintaining and modernizing the T&D System. LUMA and PREPA have announced that the transition of the operations of the T&D System to LUMA is expected to occur on or about June 1, 2021.

On April 23, 2021, the Oversight Board certified the latest version of the fiscal plan (the “CRIM Fiscal Plan”) for the Municipal Revenue Collection Center (“CRIM”), the government entity responsible for collecting property taxes and distributing them among the municipalities. The CRIM Fiscal Plan outlines a series of measures centered around improving the competitiveness of Puerto Rico’s property tax regime and the enhancement of property tax collections, including identifying and appraising new properties as well as improvements to existing properties, and implementing operational and technological initiatives.

Pending Title III Proceedings

On May 3, 2017, the Oversight Board, on behalf of the Commonwealth, filed a petition in the U.S. District Court to restructure the Commonwealth’s liabilities under Title III of PROMESA. The Oversight Board has subsequently filed analogous petitions with respect to the Puerto Rico Sales Tax Financing Corporation (“COFINA”), the Employees Retirement System of the Government of the Commonwealth of Puerto Rico (“ERS”), the Puerto Rico Highways and Transportation Authority, PREPA and the Puerto Rico Public Buildings Authority (“PBA”). On February 12, 2019, the government completed a restructuring of COFINA’s debts pursuant to a plan of adjustment confirmed by the U.S. District Court. In March 2021, the Oversight Board filed a plan of adjustment for the Commonwealth, ERS and PBA in the pending debt restructuring proceedings under Title III of PROMESA. The plan, which has substantial support from several creditor constituencies but is still subject to confirmation in the Title III proceeding, seeks to restructure approximately $35 billion of debt and other claims against the Commonwealth, PBA and ERS, and more than $50 billion of pension liabilities.

Seismic Activity

On January 7, 2020, Puerto Rico was struck by a magnitude 6.4 earthquake, which caused island-wide power outages and significant damage to infrastructure and property in the southwest region of the island. The 6.4 earthquake was preceded by foreshocks and followed by aftershocks. The Commonwealth’s government has estimated total earthquake-related damages at approximately $1 billion.

Exposure of the Corporation

The credit quality of BPPR’s loan portfolio reflects, among other things, the general economic conditions in Puerto Rico and other adverse conditions affecting Puerto Rico consumers and businesses. The effects of the prolonged recession have been reflected in limited loan demand, an increase in the rate of foreclosures and delinquencies on loans granted in Puerto Rico. While PROMESA provided a process to address the Commonwealth’s fiscal crisis, the complexity and uncertainty of the Title III proceedings for the Commonwealth and various of its instrumentalities and the adjustment measures required by the fiscal plans still present significant economic risks. In addition, the COVID-19 outbreak has affected many of our individual customers and customers’ businesses. This, when added to Puerto Rico’s ongoing fiscal crisis and recession, could cause credit losses that adversely affect us and may negatively affect consumer confidence, result in reductions in consumer spending, and adversely impact our interest and non-interest revenues. If global or local economic conditions worsen or the Government of Puerto Rico and the Oversight Board are unable to adequately manage the Commonwealth’s fiscal and economic challenges, including by controlling the COVID-19 pandemic and consummating an orderly restructuring of the Commonwealth’s debt obligations while continuing to provide essential services, these adverse effects could continue or worsen in ways that we are not able to predict.

At March 31, 2021 and December 31, 2020, the Corporation’s direct exposure to the Puerto Rico government’s instrumentalities and municipalities totaled $375 million and $377 million, respectively, which amounts were fully outstanding on such dates. Further deterioration of the Commonwealth’s fiscal and economic situation could adversely affect the value of our Puerto Rico government obligations, resulting in losses to us. Of the amount outstanding, $342 million consists of loans and $33 million are securities ($342 million and $35 million, respectively, at December 31, 2020). Substantially all of the amount outstanding at March 31, 2021 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At March 31, 2021, 74% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. For additional discussion of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to Note 20 – Commitments and Contingencies.

In addition, at March 31, 2021, the Corporation had $311 million in loans insured or securities issued by Puerto Rico governmental entities, but for which the principal source of repayment is non-governmental ($317 million at December 31, 2020). These included $255 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2020 - $260 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had, at March 31, 2021, $45 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default, and upon the satisfaction of certain other conditions (December 31, 2020 - $46 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of this loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, a moratorium on such obligations has not been imposed as of the date hereof. In addition, at March 31, 2021, the Corporation had $11 million of commercial real estate notes issued by government entities but that are payable from rent paid by non-governmental parties (December 31, 2020 - $11 million).

BPPR’s commercial loan portfolio also includes loans to private borrowers who are service providers, lessors, suppliers or have other relationships with the government. These borrowers could be negatively affected by the Commonwealth’s fiscal crisis and the ongoing Title III proceedings under PROMESA described above. Similarly, BPPR’s mortgage and consumer loan portfolios include loans to government employees and retirees, which could also be negatively affected by fiscal measures such as employee layoffs or furloughs or reductions in pension benefits.

BPPR also has a significant amount of deposits from the Commonwealth, its instrumentalities, and municipalities. The amount of such deposits may fluctuate depending on the financial condition and liquidity of such entities, as well as on the ability of BPPR to maintain these customer relationships.

The Corporation may also have direct exposure with regards to avoidance and other causes of action initiated by the Oversight Board on behalf of the Commonwealth or other Title III debtors. For additional information regarding such exposure, refer to Note 20 of the Consolidated Financial Statements.

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

At March 31, 2021, the Corporation’s direct exposure to USVI instrumentalities and public corporations amounted to approximately $103 million, of which $69 million is outstanding (compared to $105 million and $70 million, respectively, at December 31, 2020). Of the amount outstanding, approximately (i) $42 million represents loans to the West Indian Company LTD, a government-owned company that owns and operates a cruise ship pier and shopping mall complex in St. Thomas, (ii) $20 million represents loans to the Virgin Islands Water and Power Authority, a public corporation of the USVI that operates USVI’s water production and electric generation plants, (iii) $3 million represents loans to the Virgin Islands Public Finance Authority (“VI PFA” ), a public corporation of the USVI created for the purpose of raising capital for public projects and (iv) $4 million in loans to the Virgin Islands Porth Authority (compared to $43 million, $20 million, $3 million, and $4 million, respectively, at December 31, 2020).

British Virgin Islands

The Corporation has operations in the British Virgin Islands (“BVI”), which has been negatively affected by the COVID-19 pandemic, particularly as a reduction in the tourism activity which accounts for a significant portion of its economy. Although the Corporation has no significant exposure to a single borrower in the BVI, it has a loan portfolio amounting to approximately $250 million comprised of various retail and commercial clients, including a loan of approximately $18 million with the government of the BVI (compared to $251 million and $19 million, respectively, as of December 31, 2020).

U.S. Government

As further detailed in Notes 5 and 6 to the Consolidated Financial Statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $1.8 billion of residential mortgages, $1.2 billion of SBA loans under the PPP and $60 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at March 31, 2021 (compared to $1.8 billion, $1.3 billion and $60 million, respectively, at December 31, 2020).

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

The Corporation exhibited improved credit quality metrics and lower credit costs during the first quarter of 2021, driven by the improving economic environment, which reflects the impact of the unprecedented amounts of government stimulus in response to the COVID-19 pandemic and prudent risk management practices. Notwithstanding, given the disruptions and continued uncertainties caused by the pandemic, we will continue to closely monitor economic conditions, the effect of the pandemic on our loan portfolios and associated risks. However, management believes that the improvement over the last few years in the risk profile of the Corporation’s loan portfolios, along with the government stimulus, positions Popular to operate successfully under the current environment.

Total NPAs decreased by $50 million when compared with December 31, 2020. Total non-performing loans held-in-portfolio decreased by $40 million from December 31, 2020. BPPR’s NPLs decreased by $34 million, driven by lower mortgage NPLs by $24 million, reflective of the resumption of consistent loan payments following the end of the COVID-19 moratorium period. BPPR’s construction NPLs decreased by $7 million mostly due to a previously reserved loan that was partially charged-off during the quarter. Popular Bank’s NPLs decreased by $5 million, mostly related to a commercial loan transferred to loans-held-for-sale and loan collection activity. Excluding government guaranteed loans, at March 31, 2021, the Corporation had 122,216 loans with an aggregate book value of $6.8 billion that had completed their COVID-19 moratorium period, of which 114,900 loans, or 94%, with an aggregate book value of $6.5 billion were current in their payments. At March 31, 2021, the ratio of NPLs to total loans held-in-portfolio was 2.4% compared to 2.5% in the fourth quarter of 2020. In addition, other real estate owned loans (“OREOs”) decreased by $11 million, mostly due to the resumption of sales and the suspension of foreclosure activity due to the COVID-19 pandemic.

At March 31, 2021, NPLs secured by real estate amounted to $596 million in the Puerto Rico operations and $33 million in Popular U.S. These figures were $630 million and $34 million, respectively, at December 31, 2020.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”) amounted to $7.8 billion at March 31, 2021, of which $1.8 billion was secured with owner occupied properties, compared with $7.8 billion and $1.9 billion, respectively, at December 31, 2020. CRE NPLs amounted to $168 million at March 31, 2021, compared with $173 million at December 31, 2020. The CRE NPL ratios for the BPPR and Popular U.S. segments were 4.50% and 0.02%, respectively, at March 31, 2021, compared with 4.51% and 0.07%, respectively, at December 31, 2020.

In addition to the NPLs included in Table 16, at March 31, 2021, there were $228 million of performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired (December 31, 2020 - $228 million).

For the quarter ended March 31, 2021, total inflows of NPLs held-in-portfolio, excluding consumer loans, remained flat at approximately $84 million, when compared to the inflows for the same period in 2020. Inflows of NPLs held-in-portfolio at the BPPR segment decreased by $15 million, or 18%, compared to the same period in 2020, driven by lower mortgage inflows by $18 million. Inflows of NPLs held-in-portfolio at the Popular U.S. segment increased by $14 million from the same period in 2020, mostly due to due to higher construction inflows related to a loan that reached 90 days past due during its renewal process. As of March 31, 2021, the loan was current.

Table 16 - Non-Performing Assets
	March 31, 2021				December 31, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category
Commercial	$200,863	$1,907	$202,770	1.5%	$204,092	$5,988	$210,080	1.5%
Construction	14,877	7,523	22,400	2.5	21,497	7,560	29,057	3.1
Leasing	3,040	-	3,040	0.2	3,441	-	3,441	0.3
Mortgage	390,781	14,793	405,574	5.2	414,343	14,864	429,207	5.4
Auto	15,405	-	15,405	0.5	15,736	-	15,736	0.5
Consumer	41,012	7,941	48,953	1.9	41,268	8,985	50,253	1.9
Total non-performing loans held-in-portfolio	665,978	32,164	698,142	2.4%	700,377	37,397	737,774	2.5%
Non-performing loans held-for-sale [1]	-	3,549	3,549		-	2,738	2,738
Other real estate owned (“OREO”)	70,537	1,523	72,060		81,512	1,634	83,146
Total non-performing assets	$736,515	$37,236	$773,751		$781,889	$41,769	$823,658
Accruing loans past due 90 days or more[2]	$832,747	$9	$832,756		$1,028,061	$3	$1,028,064
Ratios:
Non-performing assets to total assets	1.32%	0.33%	1.16%		1.42%	0.38%	1.25%
Non-performing loans held-in-portfolio to loans held-in-portfolio	3.12	0.41	2.40		3.25	0.48	2.51
Allowance for credit losses to loans held-in-portfolio	3.20	1.53	2.75		3.43	2.00	3.05
Allowance for credit losses to non-performing loans, excluding held-for-sale	102.35	370.42	114.70		105.62	418.48	121.48
HIP = “held-in-portfolio”
[1] There were $4 million in non-performing commercial loans held-for-sale as of March 31, 2021 and $3 million as of December 31, 2020.

[2] It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. The balance of these loans includes $29 million at March 31, 2021 related to the rebooking of loans previously pooled into GNMA securities, in which the Corporation had a buy-back option as further described below (December 31, 2020 - $57 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to repurchases option are required to be reflected (rebooked) on the financial statements of BPPR with an offsetting liability. While the borrowers for our serviced GNMA portfolio benefited from the moratorium, the delinquency status of these loans continued to be reported to GNMA without considering the moratorium. These balances include $341 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of March 31, 2021 (December 31, 2020 - $329 million). Furthermore, the Corporation has approximately $58 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2020 - $60 million).

Table 17 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended March 31, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$639,932	$28,412	$668,344
Plus:
New non-performing loans	66,121	18,157	84,278
Advances on existing non-performing loans	-	11	11
Less:
Non-performing loans transferred to OREO	(4,651)	-	(4,651)
Non-performing loans charged-off	(17,733)	(353)	(18,086)
Loans returned to accrual status / loan collections	(77,148)	(20,231)	(97,379)
Loans transferred to held-for-sale	-	(1,773)	(1,773)
Ending balance NPLs	$606,521	$24,223	$630,744

Table 18 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended March 31, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$431,082	$16,621	$447,703
Transition of PCI to PCD loans under CECL	245,703	18,547	264,250
Plus:
New non-performing loans	80,920	4,173	85,093
Advances on existing non-performing loans	-	171	171
Less:
Non-performing loans transferred to OREO	(10,390)	-	(10,390)
Non-performing loans charged-off	(6,893)	(554)	(7,447)
Loans returned to accrual status / loan collections	(84,853)	(6,719)	(91,572)
Loans transferred to held-for-sale	-	(10,679)	(10,679)
Ending balance NPLs	$655,569	$21,560	$677,129

Table 19 - Activity in Non-Performing Commercial Loans Held-In-Portfolio
	For the quarter ended March 31, 2021
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning Balance - NPLs	$204,092	$5,988	$210,080
Plus:
New non-performing loans	7,724	1,693	9,417
Advances on existing non-performing loans	-	6	6
Less:
Non-performing loans transferred to OREO	(3,850)	-	(3,850)
Non-performing loans charged-off	(2,391)	(352)	(2,743)
Loans returned to accrual status / loan collections	(4,712)	(3,655)	(8,367)
Loans transferred to held-for-sale	-	(1,773)	(1,773)
Ending balance - NPLs	$200,863	$1,907	$202,770

Table 20 - Activity in Non-Performing Commercial Loans Held-In-Portfolio
	For the quarter ended March 31, 2020
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning Balance - NPLs	$147,255	$5,504	$152,759
Transition of PCI to PCD loans under CECL	112,517	18,547	131,064
Plus:
New non-performing loans	4,954	166	5,120
Advances on existing non-performing loans	-	119	119
Less:
Non-performing loans transferred to OREO	(2,202)	-	(2,202)
Non-performing loans charged-off	(2,146)	(554)	(2,700)
Loans returned to accrual status / loan collections	(9,274)	(3,719)	(12,993)
Loans transferred to held-for-sale	-	(10,679)	(10,679)
Ending balance - NPLs	$251,104	$9,384	$260,488

Table 21 - Activity in Non-Performing Construction Loans Held-In-Portfolio

	For the quarter ended March 31, 2021
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning Balance - NPLs	$21,497	$7,560	$29,057
Plus:
New non-performing loans	-	12,141	12,141
Less:
Non-performing loans charged-off	(6,620)	-	(6,620)
Loans returned to accrual status / loan collections	-	(12,178)	(12,178)
Ending balance - NPLs	$14,877	$7,523	$22,400

Table 22 - Activity in Non-Performing Construction Loans Held-In-Portfolio

	For the quarter ended March 31, 2020
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning Balance - NPLs	$119	$26	$145
Less:	-	-
Loans returned to accrual status / loan collections	(119)	(26)	(145)
Ending balance - NPLs	$-	$-	$-

Table 23 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio
	For the quarter ended March 31, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$414,343	$14,864	$429,207
Plus:
New non-performing loans	58,397	4,323	62,720
Advances on existing non-performing loans	-	5	5
Less:
Non-performing loans transferred to OREO	(801)	-	(801)
Non-performing loans charged-off	(8,722)	(1)	(8,723)
Loans returned to accrual status / loan collections	(72,436)	(4,398)	(76,834)
Ending balance - NPLs	$390,781	$14,793	$405,574

Table 24 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio
	For the quarter ended March 31, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$283,708	$11,091	$294,799
Transition of PCI to PCD loans under CECL	133,186	-	133,186
Plus:
New non-performing loans	75,966	4,007	79,973
Advances on existing non-performing loans	-	52	52
Less:
Non-performing loans transferred to OREO	(8,188)	-	(8,188)
Non-performing loans charged-off	(4,747)	-	(4,747)
Loans returned to accrual status / loan collections	(75,460)	(2,974)	(78,434)
Ending balance - NPLs	$404,465	$12,176	$416,641

Loan Delinquencies

Another key measure used to evaluate and monitor the Corporation’s asset quality is loan delinquencies. Loans delinquent 30 days or more, as a percentage of their related portfolio category at March 31, 2021 and December 31, 2020, are presented below.

Table 25 - Loan Delinquencies

(Dollars in thousands)	March 31, 2021			December 31, 2020
	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans
Commercial	$296,356	$13,442,486	2.20%	$249,484	$13,614,310	1.83%
Construction	34,149	907,736	3.76	50,369	926,208	5.44
Leasing	12,012	1,244,956	0.96	14,009	1,197,661	1.17
Mortgage [1]	1,501,222	7,808,852	19.22	1,775,902	7,890,680	22.51
Consumer	159,431	5,727,598	2.78	179,789	5,756,337	3.12
Loans held-for-sale	3,718	84,214	4.41	3,108	99,455	3.13
Total	$2,006,888	$29,215,842	6.87%	$2,272,661	$29,484,651	7.71%

[1] Loans delinquent 30 days or more includes $0.9 billion of residential mortgage loans insured by FHA or guaranteed by the VA as of March 31, 2021 (December 31, 2020 - $1.1 billion). Refer to Note 7 to the Consolidated Financial Statements for additional information of guaranteed loans.

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

The Corporation must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are recalibration of statistical models used to calculate lifetime expected losses, changes in underwriting standards, financial accounting standards and loan impairment measurements, among others. Changes in the financial condition of individual borrowers, in economic conditions, and in the condition of the various markets in which collateral may be sold, may also affect the required level of the ACL. Consequently, the business financial condition, liquidity, capital and results of operations could also be affected.

At March 31, 2021, the ACL for the Corporation’s loans held-in-portfolio amounted to $801 million, a decrease of $95 million, when compared with December 31, 2020, mainly prompted by improvements in the macroeconomic outlook. The ACL incorporated updated economic stimulus assumptions that contributed to a more optimistic view of the economy compared to the fourth quarter 2020 scenarios, prompting substantial reductions in reserves across different portfolios. The ACL for BPPR decreased by $58 million to $682 million, while the ACL for PB decreased by $37 million to $119 million, when compared to December 31, 2020. The decrease in the reserve for PB was partially offset with qualitative reserves aimed at addressing uncertainties mainly in the commercial real estate portfolio. The provision for credit losses for the loans-held-in portfolio for the quarter ended March 31, 2021 amounted to a benefit of $75.8 million, decreasing by $264.8 million from the same period in the prior year, amid improved macroeconomic outlook and lower NCOs.

Table 26 - Allowance for Credit Losses - Loan Portfolios
March 31, 2021
(Dollars in thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Total ACL	$276,219	$9,195	$202,126	$12,687	$300,570	$800,797
Total loans held-in-portfolio	$13,442,486	$907,736	$7,808,852	$1,244,956	$5,727,598	$29,131,628
ACL to loans held-in-portfolio	2.05%	1.01%	2.59%	1.02%	5.25%	2.75%

Table 27 - Allowance for Credit Losses - Loan Portfolios
December 31, 2020
(Dollars in thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Total ACL	$333,380	$14,237	$215,716	$16,863	$316,054	$896,250
Total loans held-in-portfolio	$13,614,310	$926,208	$7,890,680	$1,197,661	$5,756,337	$29,385,196
ACL to loans held-in-portfolio	2.45%	1.54%	2.73%	1.41%	5.49%	3.05%

Annualized net charge offs

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) by loan category for the quarters ended March 31, 2021 and 2020.

Table 28 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio
	Quarter ended March 31, 2021				Quarter ended March 31, 2020
	BPPR	Popular U.S.		Popular, Inc.	BPPR	Popular U.S.		Popular, Inc.
Commercial	(0.07)%	―	%	(0.04)%	0.03%	―	%	0.02%
Construction	14.62	―		2.60	(0.05)	(0.09)		(0.08)
Mortgage	0.50	(0.03)		0.42	0.37	―		0.32
Leasing	0.04	―		0.04	1.23	―		1.23
Consumer	0.48	2.35		0.57	3.54	2.88		3.49
Total annualized net charge-offs to average loans held-in-portfolio	0.36%	0.08%		0.29%	1.18%	0.17%		0.91%

NCOs for the quarter ended March 31, 2021 amounted to $21.0 million, decreasing by $41.5 million when compared to the same period in 2020. The BPPR segment NCOs decreased by $40.0 million mainly driven by lower consumer NCOs by $43.5 million, aided by measures taken by the Corporation to control the impact of the pandemic, as well as the U.S. government stimulus programs, and $7.6 million in recoveries recorded from the sale of fully charged-off loans during the first quarter of 2021. The PB segment NCOs amounted to $1.6 million, decreasing by $1.5 million, mainly driven by lower consumer. The Corporation continues to be attentive to the effect of the pandemic on our loan portfolios and changes in delinquencies and NCOs.

Troubled Debt Restructurings

The Corporation’s troubled debt restructurings (“TDRs”) loans amounted to $1.7 billion at March 31, 2021, increasing by $39 million, or approximately 2.35%, from December 31, 2020, mainly related to mortgage borrowers that needed additional COVID extensions past the original 6-month moratorium period. TDRs in the BPPR segment increased by $40 million, mostly related to higher mortgage TDRs by $22 million, of which $20 million were related to government guaranteed loans, coupled with a combined increase of $20 million in the commercial and construction TDRs. The PB segment TDRs remained essentially flat at $16 million from December 31, 2020. TDRs in accruing status increased by $60 million from December 31, 2020, mostly related to an increase of $39 million and $22 million in BPPR’s mortgage and commercial TDRs, respectively, while non-accruing TDRs decreased by $21 million.

Refer to Note 8 to the Consolidated Financial Statements for additional information on modifications considered TDRs, including certain qualitative and quantitative data about troubled debt restructurings performed in the past twelve months.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Refer to Note 3, “New Accounting Pronouncements” to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in the Corporation’s 2020 Form 10-K.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 20, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under “Part I - Item 1A - Risk Factors” in our 2020 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors below and in our 2020 Form 10-K.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Corporation’s 2020 Form 10-K.

The risks described in our 2020 Form 10-K and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations and capital position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not have any unregistered sales of equity securities during the quarter ended March 31, 2021.

Issuer Purchases of Equity Securities

The following table sets forth the details of purchases of Common Stock by the Corporation during the quarter ended March 31, 2021:

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1- January 31	4,780	$61.81	-	-
February 1- February 28	-	-	-	-
March 1- March 31	53,755	67.42	-	-
Total	58,535	$66.96	-	-

(1) Includes 58,535 shares of the Corporation’s common stock acquired by the Corporation in connection with the satisfaction of tax withholding obligations on vested awards of restricted stock or restricted stock units granted to directors and certain employees under the Corporation’s Omnibus Incentive Plan. The acquired shares of common stock were added back to treasury stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No	Exhibit Description
10.1	Form of Popular, Inc. 2021 Long-Term Equity Incentive Award and Agreement (1)
22.1	Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22.1 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101. INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline Document.
101.SCH	Inline Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	The cover page of Popular, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments)(1)

(1) Included herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: May 10, 2021	By: /s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President &
Chief Financial Officer

Date: May 10, 2021	By: /s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller