Form 10-Q
period 2021-06-30
POPULAR, INC.
filed 2021-08-09
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]		Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021
Or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 80,671,357 shares outstanding as of August 5, 2021.

POPULAR INC
INDEX

Part I – Financial Information	Page

Item 1. Financial Statements

Unaudited Consolidated Statements of Financial Condition at June 30, 2021 and
December 31, 2020	6

Unaudited Consolidated Statements of Operations for the quarters
and six months ended June 30, 2021 and 2020	7

Unaudited Consolidated Statements of Comprehensive Income for the
quarters and six months ended June 30, 2021 and 2020	8

Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the
quarters and six months ended June 30, 2021 and 2020	9

Unaudited Consolidated Statements of Cash Flows for the six months
ended June 30, 2021 and 2020	11

Notes to Unaudited Consolidated Financial Statements	13

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	118

Item 3. Quantitative and Qualitative Disclosures about Market Risk	164

Item 4. Controls and Procedures	164

Part II – Other Information

Item 1. Legal Proceedings	165

Item 1A. Risk Factors	165

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	167

Item 3. Defaults Upon Senior Securities	168
Item 4. Mine Safety Disclosures	168
Item 5. Other Information	168
Item 6. Exhibits	168
Signatures	169

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	June 30,	December 31,
(In thousands, except share information)	2021	2020
Assets:
Cash and due from banks	$530,849	$491,065
Money market investments:
Time deposits with other banks	17,802,801	11,640,880
Total money market investments	17,802,801	11,640,880
Trading account debt securities, at fair value:
Pledged securities with creditors’ right to repledge	-	241
Other trading account debt securities	35,931	36,433
Debt securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	92,906	125,819
Other debt securities available-for-sale	22,242,261	21,435,333
Debt securities held-to-maturity, at amortized cost (fair value 2021 - $91,604; 2020 - $94,891)	88,801	92,621
Less – Allowance for credit losses	10,214	10,261
Debt securities held-to-maturity, net	78,587	82,360
Equity securities (realizable value 2021 - $187,851; 2020 - $173,929)	187,502	173,737
Loans held-for-sale, at lower of cost or fair value	85,315	99,455
Loans held-in-portfolio	29,286,225	29,588,430
Less – Unearned income	223,608	203,234
Allowance for credit losses	785,790	896,250
Total loans held-in-portfolio, net	28,276,827	28,488,946
Premises and equipment, net	486,443	510,241
Other real estate	73,272	83,146
Accrued income receivable	203,419	209,320
Mortgage servicing rights, at fair value	119,467	118,395
Other assets	1,750,151	1,737,041
Goodwill	671,122	671,122
Other intangible assets	20,440	22,466
Total assets	$72,657,293	$65,926,000
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$14,920,887	$13,128,699
Interest bearing	49,720,889	43,737,641
Total deposits	64,641,776	56,866,340
Assets sold under agreements to repurchase	90,925	121,303
Notes payable	1,176,620	1,224,981
Other liabilities	933,358	1,684,689
Total liabilities	66,842,679	59,897,313
Commitments and contingencies (Refer to Note 20)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 885,726 shares issued and outstanding (2020 - 885,726)	22,143	22,143
Common stock, $0.01 par value; 170,000,000 shares authorized;104,545,866 shares issued (2020 - 104,508,290) and 80,656,480 shares outstanding (2020 - 84,244,235)	1,045	1,045
Surplus	4,506,659	4,571,534
Retained earnings	2,670,885	2,260,928
Treasury stock - at cost, 23,889,386 shares (2020 - 20,264,055)	(1,290,427)	(1,016,954)
Accumulated other comprehensive (loss) income, net of tax	(95,691)	189,991
Total stockholders’ equity	5,814,614	6,028,687
Total liabilities and stockholders’ equity	$72,657,293	$65,926,000
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2021	2020	2021	2020
Interest income:
Loans	$433,781	$429,670	$868,430	$880,116
Money market investments	4,274	2,015	7,386	14,015
Investment securities	91,706	76,884	177,396	164,796
Total interest income	529,761	508,569	1,053,212	1,058,927
Interest expense:
Deposits	28,060	42,780	58,261	104,881
Short-term borrowings	62	645	205	1,693
Long-term debt	13,837	14,263	27,832	28,377
Total interest expense	41,959	57,688	86,298	134,951
Net interest income	487,802	450,881	966,914	923,976
Provision for credit losses (benefit)	(17,015)	62,449	(99,241)	252,180
Net interest income after provision for credit losses (benefit)	504,817	388,432	1,066,155	671,796
Service charges on deposit accounts	40,153	30,163	79,773	71,822
Other service fees	76,382	52,084	147,010	116,857
Mortgage banking activities (Refer to Note 9)	7,448	3,777	24,791	10,197
Net gain (loss), including impairment on equity securities	1,565	2,447	1,986	(281)
Net (loss) profit on trading account debt securities	(47)	82	(92)	573
Net (loss) gain on sale of loans, including valuation adjustments on loans held-for-sale	(73)	2,222	(73)	3,179
Adjustments (expense) to indemnity reserves on loans sold	1,668	(1,160)	970	(5,953)
Other operating income	27,444	22,440	53,828	42,304
Total non-interest income	154,540	112,055	308,193	238,698
Operating expenses:
Personnel costs	154,204	139,166	313,683	285,997
Net occupancy expenses	24,562	25,487	50,575	50,645
Equipment expenses	22,805	20,844	44,380	42,449
Other taxes	13,205	13,323	27,164	27,004
Professional fees	101,153	92,547	201,101	193,618
Communications	6,005	5,574	12,838	11,528
Business promotion	16,511	12,281	29,032	26,478
FDIC deposit insurance	5,742	5,340	11,710	10,420
Other real estate owned (OREO) (income) expenses	(4,299)	(344)	(8,832)	2,135
Other operating expenses	27,042	32,217	59,756	66,296
Amortization of intangibles	1,255	1,796	2,306	4,269
Total operating expenses	368,185	348,231	743,713	720,839
Income before income tax	291,172	152,256	630,635	189,655
Income tax expense	73,093	24,628	149,924	27,725
Net Income	$218,079	$127,628	$480,711	$161,930
Net Income Applicable to Common Stock	$217,726	$127,275	$480,005	$160,877
Net Income per Common Share – Basic	$2.67	$1.49	$5.80	$1.83
Net Income per Common Share – Diluted	$2.66	$1.49	$5.79	$1.83
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarters ended,		Six months ended,
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Net income	$218,079	$127,628	$480,711	$161,930
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	2,726	(10,857)	3,295	(12,675)
Amortization of net losses of pension and postretirement benefit plans	5,189	5,362	10,379	10,724
Unrealized holding gains (losses) on debt securities arising during the period	76,913	13,650	(320,414)	460,767
Unrealized net (losses) gains on cash flow hedges	(602)	(580)	1,621	(5,282)
Reclassification adjustment for net losses included in net income	280	2,187	189	3,514
Other comprehensive income (loss) before tax	84,506	9,762	(304,930)	457,048
Income tax (expense) benefit	(5,459)	(1,036)	19,248	(67,761)
Total other comprehensive income (loss), net of tax	79,047	8,726	(285,682)	389,287
Comprehensive income, net of tax	$297,126	$136,354	$195,029	$551,217

Tax effect allocated to each component of other comprehensive income (loss):
	Quarters ended		Six months ended,
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Amortization of net losses of pension and postretirement benefit plans	$(1,947)	$(2,011)	$(3,895)	$(4,022)
Unrealized holding gains (losses) on debt securities arising during the period	(3,886)	1,524	23,496	(63,817)
Unrealized net (losses) gains on cash flow hedges	372	187	(494)	1,300
Reclassification adjustment for net losses included in net income	2	(736)	141	(1,222)
Income tax (expense) benefit	$(5,459)	$(1,036)	$19,248	$(67,761)
The accompanying notes are an integral part of the Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	income (loss)	Total
Balance at March 31, 2020	$1,044	$22,143	$4,366,300	$1,940,170	$(870,675)	$210,623	$5,669,605
Net income				127,628			127,628
Issuance of stock			1,131				1,131
Dividends declared:
Common stock[1]				(33,663)			(33,663)
Preferred stock				(353)			(353)
Common stock purchases[2]			153,402		(154,083)		(681)
Common stock reissuance			(548)		2,033		1,485
Stock based compensation			48		6,239		6,287
Other comprehensive income, net of tax						8,726	8,726
Balance at June 30, 2020	$1,044	$22,143	$4,520,333	$2,033,782	$(1,016,486)	$219,349	$5,780,165
Balance at March 31, 2021	$1,045	$22,143	$4,571,919	$2,489,453	$(1,012,263)	$(174,738)	$5,897,559
Net income				218,079			218,079
Issuance of stock			1,108				1,108
Dividends declared:
Common stock[1]				(36,294)			(36,294)
Preferred stock				(353)			(353)
Common stock purchases[3]			(70,000)		(281,365)		(351,365)
Stock based compensation			3,632		3,201		6,833
Other comprehensive loss, net of tax						79,047	79,047
Balance at June 30, 2021	$1,045	$22,143	$4,506,659	$2,670,885	$(1,290,427)	$(95,691)	$5,814,614
[1]	Dividends declared per common share during the quarter ended June 30, 2021 - $0.45 (2020 - $0.40).
[2]

During the quarter ended June 30, 2020, the Corporation completed a $500 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 17 for additional information.

[3]

During the quarter ended June 30, 2021, the Corporation entered into a $350 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 17 for additional information.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	(loss) income	Total
Balance at December 31, 2019	$1,044	$50,160	$4,447,412	$2,147,915	$(459,814)	$(169,938)	$6,016,779
Cumulative effect of accounting change				(205,842)			(205,842)
Net income				161,930			161,930
Issuance of stock			1,994				1,994
Dividends declared:
Common stock[1]				(69,168)			(69,168)
Preferred stock				(1,053)			(1,053)
Common stock purchases[2]			76,336		(579,818)		(503,482)
Common stock reissuance			(1,111)		5,702		4,591
Preferred stock redemption[3]		(28,017)					(28,017)
Stock based compensation			(4,298)		17,444		13,146
Other comprehensive income, net of tax						389,287	389,287
Balance at June 30, 2020	$1,044	$22,143	$4,520,333	$2,033,782	$(1,016,486)	$219,349	$5,780,165
Balance at December 31, 2020	$1,045	$22,143	$4,571,534	$2,260,928	$(1,016,954)	$189,991	$6,028,687
Net income				480,711			480,711
Issuance of stock			2,226				2,226
Dividends declared:
Common stock[1]				(70,048)			(70,048)
Preferred stock				(706)			(706)
Common stock purchases[4]			(70,000)		(285,307)		(355,307)
Stock based compensation			2,899		11,834		14,733
Other comprehensive income, net of tax						(285,682)	(285,682)
Balance at June 30, 2021	$1,045	$22,143	$4,506,659	$2,670,885	$(1,290,427)	$(95,691)	$5,814,614
[1]	Dividends declared per common share during the six months ended June 30, 2021 - $0.85 (2020 - $0.80).
[2]

During the quarter ended June 30, 2020, the Corporation completed a $500 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 17 for additional information.

[3]	On February 24, 2020, the Corporation redeemed all the outstanding shares of 2008 Series B Preferred Stock. Refer to Note 17 for additional information.
[4]

During the quarter ended June 30, 2021, the Corporation entered into a $350 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 17 for additional information.

	June 30,	June 30,
Disclosure of changes in number of shares:	2021	2020
Preferred Stock:
Balance at beginning of period	885,726	2,006,391
Redemption of stock	-	(1,120,665)
Balance at end of period	885,726	885,726
Common Stock – Issued:
Balance at beginning of period	104,508,290	104,392,222
Issuance of stock	37,576	49,865
Balance at end of period	104,545,866	104,442,087
Treasury stock	(23,889,386)	(20,257,160)
Common Stock – Outstanding	80,656,480	84,184,927

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$480,711	$161,930
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses (benefit)	(99,241)	252,180
Amortization of intangibles	2,306	4,269
Depreciation and amortization of premises and equipment	28,408	28,901
Net accretion of discounts and amortization of premiums and deferred fees	(17,234)	(42,087)
Interest capitalized on loans subject to the temporary payment moratorium or loss mitigation alternatives	(8,330)	(8,496)
Share-based compensation	14,609	7,164
Impairment losses on right-of-use and long-lived assets	303	-
Fair value adjustments on mortgage servicing rights	5,727	12,869
Adjustments to indemnity reserves on loans sold	(970)	5,953
Earnings from investments under the equity method, net of dividends or distributions	(21,689)	(6,425)
Deferred income tax expense (benefit)	125,228	(7,824)
Gain on:
Disposition of premises and equipment and other productive assets	(8,674)	(7,939)
Proceeds from insurance claims	-	(366)
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(10,106)	(12,652)
Sale of foreclosed assets, including write-downs	(16,126)	(5,754)
Acquisitions of loans held-for-sale	(122,806)	(82,812)
Proceeds from sale of loans held-for-sale	54,262	24,897
Net originations on loans held-for-sale	(284,298)	(100,408)
Net decrease (increase) in:
Trading debt securities	369,194	176,054
Equity securities	(5,191)	(3,731)
Accrued income receivable	5,818	(46,377)
Other assets	(7,729)	30,513
Net (decrease) increase in:
Interest payable	(3,878)	(3,422)
Pension and other postretirement benefits obligation	(1,954)	2,771
Other liabilities	930	(71,684)
Total adjustments	(1,441)	145,594
Net cash provided by operating activities	479,270	307,524
Cash flows from investing activities:
Net increase in money market investments	(6,161,953)	(6,362,958)
Purchases of investment securities:
Available-for-sale	(7,568,621)	(10,313,044)
Equity	(10,590)	(20,282)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	5,672,695	8,106,422
Held-to-maturity	4,999	3,102
Proceeds from sale of investment securities:
Equity	2,500	17,424
Net repayments (disbursements) on loans	422,509	(1,159,732)
Proceeds from sale of loans	51,032	26,070
Acquisition of loan portfolios	(150,116)	(123,738)
Payments to acquire other intangible assets	(1,185)	-
Return of capital from equity method investments	2,438	131
Payments to acquire equity method investments	-	(440)
Acquisition of premises and equipment	(36,481)	(24,057)
Proceeds from insurance claims	-	366
Proceeds from sale of:
Premises and equipment and other productive assets	8,185	14,714
Foreclosed assets	49,271	32,805
Net cash used in investing activities	(7,715,317)	(9,803,217)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	7,778,119	10,090,333
Assets sold under agreements to repurchase	(30,377)	(40,313)
Payments of notes payable	(49,009)	(66,989)
Principal payments of finance leases	(1,692)	(1,047)
Proceeds from issuance of notes payable	-	151,009
Proceeds from issuance of common stock	2,226	6,585
Payments for repurchase of redeemable preferred stock	-	(28,017)
Dividends paid	(68,161)	(65,584)
Net payments for repurchase of common stock	(350,409)	(500,282)
Payments related to tax withholding for share-based compensation	(4,898)	(3,200)
Net cash provided by financing activities	7,275,799	9,542,495
Net increase in cash and due from banks, and restricted cash	39,752	46,802
Cash and due from banks, and restricted cash at beginning of period	497,094	394,323
Cash and due from banks, and restricted cash at the end of the period	$536,846	$441,125
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
FASB ASU 2021-05, Leases (Topic 842), Lessors – Certain Leases with Variable Lease Payments

The FASB issued ASU 2021-05 in July 2021, which amends ASC Topic 842 so that lessors can classify as operating leases those leases with variable lease payments that, prior to these amendments, would have been classified as a sales-type or direct financing lease and a Day One loss would have been recognized.

		January 1, 2022	The Corporation does not expect to be impacted by the adoption of this ASU since it does not hold direct financing leases with variable lease payments.

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

Note 4 - Restrictions on cash and due from banks and certain securities

BPPR is required by regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $2.6 billion at June 30, 2021 (December 31, 2020 - $2.3 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At June 30, 2021, the Corporation held $43.0 million in restricted assets in the form of funds deposited in money market accounts, debt securities available for sale and equity securities (December 31, 2020 - $39.0 million). The restricted assets held in debt securities available for sale and equity securities consist primarily of assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 5 – Debt securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities available-for-sale at June 30, 2021 and December 31, 2020.

	At June 30, 2021
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
U.S. Treasury securities
Within 1 year	$1,723,731	$15,416	$1	$1,739,146	1.78%
After 1 to 5 years	6,291,688	192,969	7,302	6,477,355	1.64
After 5 to 10 years	3,758,768	12,635	8,590	3,762,813	1.09
Total U.S. Treasury securities	11,774,187	221,020	15,893	11,979,314	1.49
Obligations of U.S. Government sponsored entities
After 1 to 5 years	90	-	-	90	5.63
Total obligations of U.S. Government sponsored entities	90	-	-	90	5.63
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	858	7	-	865	2.78
After 5 to 10 years	50,612	947	-	51,559	1.57
After 10 years	223,593	6,926	21	230,498	2.08
Total collateralized mortgage obligations - federal agencies	275,063	7,880	21	282,922	1.99
Mortgage-backed securities
Within 1 year	5,543	-	1	5,542	2.71
After 1 to 5 years	58,649	2,799	11	61,437	2.38
After 5 to 10 years	625,776	21,805	4	647,577	1.90
After 10 years	9,390,381	99,205	131,477	9,358,109	1.78
Total mortgage-backed securities	10,080,349	123,809	131,493	10,072,665	1.78
Other
After 1 to 5 years	167	9	-	176	3.62
Total other	167	9	-	176	3.62
Total debt securities available-for-sale[1]	$22,129,856	$352,718	$147,407	$22,335,167	1.62%
[1]

Includes $21.3 billion pledged to secure government and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $19.9 billion serve as collateral for public funds.

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

No debt securities available-for-sale were sold during the six months ended June 30, 2021 and 2020.

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020.

	At June 30, 2021
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$3,126,340	$15,893	$-	$-	$3,126,340	$15,893
Collateralized mortgage obligations - federal agencies	-	-	1,454	21	1,454	21
Mortgage-backed securities	6,916,854	131,483	413	10	6,917,267	131,493
Total debt securities available-for-sale in an unrealized loss position	$10,043,194	$147,376	$1,867	$31	$10,045,061	$147,407

	At December 31, 2020
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Collateralized mortgage obligations - federal agencies	$4,029	$43	$-	$-	$4,029	$43
Mortgage-backed securities	886,432	1,834	555	11	886,987	1,845
Total debt securities available-for-sale in an unrealized loss position	$890,461	$1,877	$555	$11	$891,016	$1,888

As of June 30, 2021, the portfolio of available-for-sale debt securities reflects gross unrealized losses of approximately $147 million, driven mainly by mortgage-backed securities, which were impacted by increases in the interest rate environment.

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

	June 30, 2021		December 31, 2020

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$1,835,170	$1,910,814	$2,242,121	$2,338,897
Freddie Mac	3,598,675	3,581,748	3,616,238	3,675,679

Note 6 –Debt securities held-to-maturity

The following tables present the amortized cost, allowance for credit losses, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities held-to-maturity at June 30, 2021 and December 31, 2020.

	At June 30, 2021
		Allowance		Gross	Gross		Weighted
	Amortized	for Credit	Net of	unrealized	unrealized	Fair	average
(In thousands)	cost	Losses	Allowance	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$4,165	$47	$4,118	$46	$-	$4,164	6.07%
After 1 to 5 years	14,765	555	14,210	555	-	14,765	6.20
After 5 to 10 years	13,210	428	12,782	253	-	13,035	2.33
After 10 years	45,070	9,184	35,886	12,162	-	48,048	1.56
Total obligations of Puerto Rico, States and political subdivisions	77,210	10,214	66,996	13,016	-	80,012	2.82
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	30	-	30	1	-	31	6.44
Total collateralized mortgage obligations - federal agencies	30	-	30	1	-	31	6.44
Securities in wholly owned statutory business trusts
After 10 years	11,561	-	11,561	-	-	11,561	6.51
Total securities in wholly owned statutory business trusts	11,561	-	11,561	-	-	11,561	6.51
Total debt securities held-to-maturity	$88,801	$10,214	$78,587	$13,017	$-	$91,604	3.30%

	At December 31, 2020
		Allowance		Gross	Gross		Weighted
	Amortized	for Credit	Net of	unrealized	unrealized	Fair	average
(In thousands)	cost	Losses	Allowance	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,990	$50	$3,940	$47	$-	$3,987	6.05%
After 1 to 5 years	16,030	710	15,320	710	-	16,030	6.16
After 5 to 10 years	14,845	573	14,272	295	23	14,544	2.77
After 10 years	46,164	8,928	37,236	11,501	-	48,737	1.58
Total obligations of Puerto Rico, States and political subdivisions	81,029	10,261	70,768	12,553	23	83,298	2.93
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	31	-	31	1	-	32	6.44
Total collateralized mortgage obligations - federal agencies	31	-	31	1	-	32	6.44
Securities in wholly owned statutory business trusts
After 10 years	11,561	-	11,561	-	-	11,561	6.51
Total securities in wholly owned statutory business trusts	11,561	-	11,561	-	-	11,561	6.51
Total debt securities held-to-maturity	$92,621	$10,261	$82,360	$12,554	$23	$94,891	3.38%

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

At June 30, 2021 and December 31, 2020, the “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity, includes securities issued by municipalities of Puerto Rico that are generally not rated by a credit rating agency. This includes $33 million of general and special obligation bonds issued by three municipalities of Puerto Rico, that are payable primarily from certain property taxes imposed by the issuing municipality (December 31, 2020 - $35 million). In the case of general obligations, they also benefit from a pledge of the full faith, credit and unlimited taxing power of the issuing municipality, which is required by law to levy property taxes in an amount sufficient for the payment of debt service on such general obligation bonds. The Corporation performs periodic credit quality reviews of these securities and internally assigns standardized credit risk ratings based on its evaluation. The Corporation considers these ratings in its estimate to develop the allowance for credit losses associated with these securities. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 8 to the Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended December 31, 2020.

The following presents the amortized cost basis of securities held by the Corporation issued by municipalities of Puerto Rico aggregated by the internally assigned standardized credit risk rating:

	At June 30, 2021	At December 31, 2020
(In thousands)	Securities issued by Puerto Rico municipalities
Watch	$17,610	$35,315
Pass	14,980	-
Total	$32,590	$35,315

At June 30, 2021, the portfolio of “Obligations of Puerto Rico, States and political subdivisions” also includes $44 million in securities issued by the Puerto Rico Housing Finance Authority (“HFA”), a government instrumentality, for which the underlying source of payment is second mortgage loans in Puerto Rico residential properties (not the government), but for which HFA, provides a guarantee in the event of default and upon the satisfaction of certain other conditions (December 31, 2020 - $46 million). These securities are not rated by a credit rating agency. The Corporation assesses the credit risk associated with these securities by evaluating the refreshed FICO scores of a representative sample of the underlying borrowers. At June 30, 2021, the average refreshed FICO score for the representative sample, comprised of 64% of the nominal value of the securities, used for the loss estimate was of 702 (compared to 66% and 697, respectively, at December 31, 2020). The loss estimates for this portfolio was based on the methodology established under CECL for similar loan obligations. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio.

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

Delinquency status

At June 30, 2021 and December 31, 2020, there were no securities held-to-maturity in past due or non-performing status.

Allowance for credit losses on debt securities held-to-maturity

The following table provides the activity in the allowance for credit losses related to debt securities held-to-maturity by security type at June 30, 2021 and June 30, 2020:

	For the quarters ended June 30,
	2021	2020
(In thousands)	Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance	$10,096	$13,390
Provision for credit losses (benefit)	118	(655)
Securities charged-off	-	-
Recoveries	-	-
Ending balance	$10,214	$12,735

	For the six months ended June 30,
	2021	2020
(In thousands)	Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance	$10,261	$-
Impact of adopting CECL	-	12,654
Provision for credit losses (benefit)	(47)	81
Securities charged-off	-	-
Recoveries	-	-
Ending balance	$10,214	$12,735

The allowance for credit losses for the Obligations of Puerto Rico, States and political subdivisions includes $1.1 million for securities issued by municipalities of Puerto Rico, and $9.1 million for bonds issued by the Puerto Rico HFA, which are secured by second mortgage loans on Puerto Rico residential properties (compared to $1.4 million and $8.9 million, respectively, at December 31, 2020).

Note 7 – Loans

For a summary of the accounting policies related to loans, interest recognition and allowance for loan losses refer to Note 2 - Summary of significant accounting policies of the 2020 Form 10-K.

During the quarter and six months ended June 30, 2021, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $94 million and $220 million, respectively; including $5 million and $12 million in PCD loans, respectively, and commercial loans of $28 million and $49 million, respectively.

During the quarter and six months ended June 30, 2020, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $57 million and $142 million, respectively; including $2 million and $6 million in PCD loans, respectively; commercial loans of $2 million and $3 million, respectively, and consumer loans of $10 thousand and $56 million, respectively.

The Corporation performed whole-loan sales involving approximately $19 million and $85 million of residential mortgage loans during the quarter and six months ended June 30, 2021, respectively (June 30, 2020 - $29 million and $39 million, respectively). During the quarter and six months ended June 30, 2021, the Corporation performed sales of commercial loans, including loan participations amounting to $2 million and $9 million, respectively (June 30, 2020 - $4 million and $6 million, respectively).

Also, the Corporation securitized approximately $107 million and $209 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2021, respectively (June 30, 2020 - $63 million and $114 million, respectively). Furthermore, the Corporation securitized approximately $73 million and $159 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2021, respectively (June 30, 2020 - $6 million and $40 million, respectively). Also, the Corporation securitized approximately $14 million of mortgage loans into Federal Home Loan Mortgage Corporation (“FHLMC”) mortgage-backed securities during the quarter and six months ended June 30, 2021.

Delinquency status

The following tables present the composition of loans held-in-portfolio (“HIP”), net of unearned income, by past due status, and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at June 30, 2021 and December 31, 2020.

June 30, 2021
Puerto Rico

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$128	$-	$397	$525	$151,258	$151,783	$397	$-
Commercial real estate:
Non-owner occupied	32,749	-	72,378	105,127	1,888,302	1,993,429	72,378	-
Owner occupied	3,995	604	79,808	84,407	1,380,022	1,464,429	79,808	-
Commercial and industrial	2,314	682	65,727	68,723	3,952,675	4,021,398	65,120	607
Construction	-	3,080	14,877	17,957	124,990	142,947	14,877	-
Mortgage[1]	164,779	73,492	995,175	1,233,446	5,281,711	6,515,157	370,653	624,522
Leasing	6,054	2,103	2,286	10,443	1,287,485	1,297,928	2,286	-
Consumer:
Credit cards	4,371	2,826	8,021	15,218	864,912	880,130	-	8,021
Home equity lines of credit	-	-	-	-	3,489	3,489	-	-
Personal	9,405	4,444	23,861	37,710	1,227,582	1,265,292	23,861	-
Auto	39,032	7,405	13,286	59,723	3,229,304	3,289,027	13,286	-
Other	214	97	14,288	14,599	108,427	123,026	14,123	165
Total	$263,041	$94,733	$1,290,104	$1,647,878	$19,500,157	$21,148,035	$656,789	$633,315

June 30, 2021
Popular U.S.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$-	$-	$5,949	$5,949	$1,733,104	$1,739,053	$5,949	$-
Commercial real estate:
Non-owner occupied	-	-	374	374	2,131,860	2,132,234	374	-
Owner occupied	907	639	193	1,739	338,445	340,184	193	-
Commercial and industrial	3,070	509	1,346	4,925	1,590,497	1,595,422	1,346	-
Construction	-	-	-	-	722,166	722,166	-	-
Mortgage	2,498	5,005	13,323	20,826	1,142,495	1,163,321	13,323	-
Consumer:
Credit cards	-	-	-	-	31	31	-	-
Home equity lines of credit	501	210	6,377	7,088	74,850	81,938	6,377	-
Personal	572	579	832	1,983	135,014	136,997	832	-
Other	-	-	-	-	3,236	3,236	-	-
Total	$7,548	$6,942	$28,394	$42,884	$7,871,698	$7,914,582	$28,394	$-

June 30, 2021
Popular, Inc.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP[2] [3]	loans	loans
Commercial multi-family	$128	$-	$6,346	$6,474	$1,884,362	$1,890,836	$6,346	$-
Commercial real estate:
Non-owner occupied	32,749	-	72,752	105,501	4,020,162	4,125,663	72,752	-
Owner occupied	4,902	1,243	80,001	86,146	1,718,467	1,804,613	80,001	-
Commercial and industrial	5,384	1,191	67,073	73,648	5,543,172	5,616,820	66,466	607
Construction	-	3,080	14,877	17,957	847,156	865,113	14,877	-
Mortgage[1]	167,277	78,497	1,008,498	1,254,272	6,424,206	7,678,478	383,976	624,522
Leasing	6,054	2,103	2,286	10,443	1,287,485	1,297,928	2,286	-
Consumer:
Credit cards	4,371	2,826	8,021	15,218	864,943	880,161	-	8,021
Home equity lines of credit	501	210	6,377	7,088	78,339	85,427	6,377	-
Personal	9,977	5,023	24,693	39,693	1,362,596	1,402,289	24,693	-
Auto	39,032	7,405	13,286	59,723	3,229,304	3,289,027	13,286	-
Other	214	97	14,288	14,599	111,663	126,262	14,123	165
Total	$270,589	$101,675	$1,318,498	$1,690,762	$27,371,855	$29,062,617	$685,183	$633,315
[1]

It is the Corporation’s policy to report delinquent residential mortgage loans insured by Federal Housing Administration (“FHA”) or guaranteed by the U.S. Department of Veterans Affairs (“VA”) as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. The balance of these loans includes $15 million at June 30, 2021 related to the rebooking of loans previously pooled into GNMA securities, in which the Corporation had a buy-back option as further described below. Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to repurchases option are required to be reflected (rebooked) on the financial statements of BPPR with an offsetting liability. While the borrowers for our serviced GNMA portfolio benefited from the moratorium, the delinquency status of these loans continued to be reported to GNMA without considering the moratorium. These balances include $363 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of June 30, 2021. Furthermore, the Corporation has approximately $56 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

[2]	Loans held-in-portfolio are net of $224 million in unearned income and exclude $85 million in loans held-for-sale.
[3]

Includes $6.2 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $3.9 billion were pledged at the Federal Home Loan Bank ("FHLB") as collateral for borrowings and $2.3 billion at the Federal Reserve Bank ("FRB") for discount window borrowings.

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
[1]

It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. The balance of these loans includes $57 million at December 31, 2020 related to the rebooking of loans previously pooled into GNMA securities, in which the Corporation had a buy-back option as further described below. Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to repurchases option are required to be reflected (rebooked) on the financial statements of BPPR with an offsetting liability. While the borrowers for our serviced GNMA portfolio benefited from the moratorium, the delinquency status of these loans continued to be reported to GNMA without considering the moratorium. These balances include $329 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of December 31, 2020. Furthermore, the Corporation has approximately $60 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

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

Recognition of interest income on mortgage loans is generally discontinued when loans are 90 days or more in arrears on payments of principal or interest. The Corporation discontinues the recognition of interest income on residential mortgage loans insured by the FHA or guaranteed by VA when 15 months delinquent as to principal or interest, since the principal repayment on these loans is insured.

At June 30, 2021, mortgage loans held-in-portfolio include $2.0 billion (December 31, 2020 - $2.1 billion) of loans insured by the FHA, or guaranteed VA of which $0.6 billion (December 31, 2020 - $1.0 billion) are 90 days or more past due. These balances include $691 million in loans modified under a TDR (December 31, 2020 - $655 million), that are presented as accruing loans. The portfolio of U.S. guaranteed loans includes $363 million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of June 30, 2021 (December 31, 2020 - $329 million). The Corporation has approximately $56 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at June 30, 2021 (December 31, 2020 - $60 million).

Loans with a delinquency status of 90 days past due as of June 30, 2021 include $15 million in loans previously pooled into GNMA securities (December 31, 2020 - $57 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of BPPR with an offsetting liability. Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative.

The following tables present the amortized cost basis of non-accrual loans as of June 30, 2021 and December 31, 2020 by class of loans:

June 30, 2021
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance
Commercial multi-family	$-	$397	$5,949	$-	$5,949	$397
Commercial real estate non-owner occupied	30,253	42,125	-	374	30,253	42,499
Commercial real estate owner occupied	18,338	61,470	-	193	18,338	61,663
Commercial and industrial	19,082	46,038	-	1,346	19,082	47,384
Construction	14,877	-	-	-	14,877	-
Mortgage	184,038	186,615	350	12,973	184,388	199,588
Leasing	123	2,163	-	-	123	2,163
Consumer:
HELOCs	-	-	-	6,377	-	6,377
Personal	6,928	16,933	-	832	6,928	17,765
Auto	533	12,753	-	-	533	12,753
Other	-	14,123	-	-	-	14,123
Total	$274,172	$382,617	$6,299	$22,095	$280,471	$404,712

December 31, 2020
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance
Commercial multi-family	$-	$505	$-	$1,894	$-	$2,399
Commercial real estate non-owner occupied	35,968	41,169	-	669	35,968	41,838
Commercial real estate owner occupied	14,825	77,176	-	334	14,825	77,510
Commercial and industrial	1,148	33,301	-	3,091	1,148	36,392
Construction	-	21,497	-	7,560	-	29,057
Mortgage	141,737	272,606	517	14,347	142,254	286,953
Leasing	-	3,441	-	-	-	3,441
Consumer:
HELOCs	-	-	-	7,491	-	7,491
Personal	9,265	17,122	-	1,474	9,265	18,596
Auto	-	15,736	-	-	-	15,736
Other	-	14,881	-	20	-	14,901
Total	$202,943	$497,434	$517	$36,880	$203,460	$534,314

Loans in non-accrual status with no allowance at June 30, 2021 include $280 million in collateral dependent loans (December 31, 2020 - $203 million). The Corporation recognized $4 million in interest income on non-accrual loans during the six months ended June 30, 2021 (June 30, 2020 - $3 million).

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

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and type of collateral as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(In thousands)	Real Estate	Auto	Equipment	Taxi Medallions	Accounts Receivables	Other	Total
Puerto Rico
Commercial multi-family	$1,487	$-	$-	$-	$-	$-	$1,487
Commercial real estate:
Non-owner occupied	264,062	-	-	-	-	-	264,062
Owner occupied	70,099	-	-	-	-	-	70,099
Commercial and industrial	6,808	-	982	-	11,117	43,895	62,802
Construction	14,877	-	-	-	-	-	14,877
Mortgage	200,356	-	-	-	-	-	200,356
Consumer:
Personal	7,097	-	-	-	-	-	7,097
Auto	-	655	-	-	-	-	655
Total Puerto Rico	$564,786	$655	$982	$-	$11,117	$43,895	$621,435
Popular U.S.
Commercial multi-family	$5,949	$-	$-	$-	$-	$-	$5,949
Commercial and industrial	-	-	-	115	-	-	115
Mortgage	447	-	-	-	-	-	447
Total Popular U.S.	$6,396	$-	$-	$115	$-	$-	$6,511
Popular, Inc.
Commercial multi-family	$7,436	$-	$-	$-	$-	$-	$7,436
Commercial real estate:
Non-owner occupied	264,062	-	-	-	-	-	264,062
Owner occupied	70,099	-	-	-	-	-	70,099
Commercial and industrial	6,808	-	982	115	11,117	43,895	62,917
Construction	14,877	-	-	-	-	-	14,877
Mortgage	200,803	-	-	-	-	-	200,803
Consumer:
Personal	7,097	-	-	-	-	-	7,097
Auto	-	655	-	-	-	-	655
Total Popular, Inc.	$571,182	$655	$982	$115	$11,117	$43,895	$627,946

	December 31, 2020
(In thousands)	Real Estate	Auto	Equipment	Taxi Medallions	Accounts Receivables	Other	Total
Puerto Rico
Commercial multi-family	$1,301	$-	$-	$-	$-	$-	$1,301
Commercial real estate:
Non-owner occupied	299,223	-	-	-	-	-	299,223
Owner occupied	79,769	-	-	-	-	-	79,769
Commercial and industrial	7,577	-	1,438	-	10,989	12,046	32,050
Construction	21,497	-	-	-	-	-	21,497
Mortgage	181,648	-	-	-	-	-	181,648
Consumer:
Personal	7,414	-	-	-	-	-	7,414
Auto	-	4	-	-	-	-	4
Total Puerto Rico	$598,429	$4	$1,438	$-	$10,989	$12,046	$622,906
Popular U.S.
Commercial multi-family	$1,755	$-	$-	$-	$-	$-	$1,755
Commercial and industrial	-	-	-	1,545	-	-	1,545
Construction	7,560	-	-	-	-	-	7,560
Mortgage	855	-	-	-	-	-	855
Total Popular U.S.	$10,170	$-	$-	$1,545	$-	$-	$11,715
Popular, Inc.
Commercial multi-family	$3,056	$-	$-	$-	$-	$-	$3,056
Commercial real estate:
Non-owner occupied	299,223	-	-	-	-	-	299,223
Owner occupied	79,769	-	-	-	-	-	79,769
Commercial and industrial	7,577	-	1,438	1,545	10,989	12,046	33,595
Construction	29,057	-	-	-	-	-	29,057
Mortgage	182,503	-	-	-	-	-	182,503
Consumer:
Personal	7,414	-	-	-	-	-	7,414
Auto	-	4	-	-	-	-	4
Total Popular, Inc.	$608,599	$4	$1,438	$1,545	$10,989	$12,046	$634,621

Purchased Credit Deteriorated (PCD) Loans

The Corporation has purchased loans during the quarter and six months ended, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(In thousands)	For the quarter ended June 30, 2021	For the six months ended June 30, 2021
Purchase price of loans at acquisition	$4,049	$8,984
Allowance for credit losses at acquisition	1,202	2,558
Non-credit discount / (premium) at acquisition	214	335
Par value of acquired loans at acquisition	$5,465	$11,877

(In thousands)	For the quarter ended June 30, 2020	For the six months ended June 30, 2020
Purchase price of loans at acquisition	$1,627	$4,739
Allowance for credit losses at acquisition	567	996
Non-credit discount / (premium) at acquisition	74	212
Par value of acquired loans at acquisition	$2,268	$5,947

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

At June 30, 2021, the Corporation estimated the ACL by weighting the outputs of optimistic, baseline, and pessimistic scenarios. Among the three scenarios used to estimate the ACL, the baseline is assigned the highest probability, followed by the pessimistic scenario given the uncertainties in the economic outlook and downside risk. The weights applied are subject to evaluation on a quarterly basis as part of the ACL’s governance process. The current baseline forecast continues to show a favorable economic scenario. The 2021 forecasted GDP growth is now at 6.8% for U.S. and 3.8% for P.R., compared to 4.9% and 3.4%, respectively, in the previous quarter’s forecast. The forecasted U.S. unemployment rate average for 2021 is now 5.43%. This is an improvement over the previous estimate of 6.09%. In the case of P.R., the forecasted unemployment rate average for 2021 of 8.43% was slightly higher than the previous forecast of 7.98%. However, unemployment rate levels in P.R. are expected to continue declining through 2022. The P.R. forecasted average unemployment rate for 2022 of 7.25% is lower than the previous forecast of 7.52%.

The following tables present the changes in the ACL of loans held-in-portfolio and unfunded commitments for the quarters and six months ended June 30, 2021 and 2020.

For the quarter ended June 30, 2021
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$197,111	$260	$185,805	$12,687	$285,793	$681,656
Provision for credit losses (benefit)	(20,204)	481	(19,264)	5,257	11,242	(22,488)
Initial allowance for credit losses - PCD Loans	-	-	1,202	-	-	1,202
Charge-offs	(2,035)	-	(5,047)	(1,135)	(17,366)	(25,583)
Recoveries	11,912	479	4,112	742	9,821	27,066
Ending balance	$186,784	$1,220	$166,808	$17,551	$289,490	$661,853
Allowance for credit losses - unfunded commitments:
Beginning balance	$3,913	$245	$-	$-	$-	$4,158
Provision for credit losses (benefit)	(661)	1,160	-	-	-	499
Ending balance - unfunded commitments [1]	$3,252	$1,405	$-	$-	$-	$4,657
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended June 30, 2021
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$79,108	$8,935	$16,321	$14,777	$119,141
Provision for credit losses (benefit)	4,839	1,194	(933)	(112)	4,988
Charge-offs	(690)	(523)	-	(2,374)	(3,587)
Recoveries	1,103	430	423	1,439	3,395
Ending balance	$84,360	$10,036	$15,811	$13,730	$123,937
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,443	$3,903	$-	$65	$5,411
Provision for credit losses (benefit)	116	(231)	-	(17)	(132)
Ending balance - unfunded commitments [1]	$1,559	$3,672	$-	$48	$5,279
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended June 30, 2021
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$276,219	$9,195	$202,126	$12,687	$300,570	$800,797
Provision for credit losses (benefit)	(15,365)	1,675	(20,197)	5,257	11,130	(17,500)
Initial allowance for credit losses - PCD Loans	-	-	1,202	-	-	1,202
Charge-offs	(2,725)	(523)	(5,047)	(1,135)	(19,740)	(29,170)
Recoveries	13,015	909	4,535	742	11,260	30,461
Ending balance	$271,144	$11,256	$182,619	$17,551	$303,220	$785,790
Allowance for credit losses - unfunded commitments:
Beginning balance	$5,356	$4,148	$-	$-	$65	$9,569
Provision for credit losses (benefit)	(545)	929	-	-	(17)	367
Ending balance - unfunded commitments [1]	$4,811	$5,077	$-	$-	$48	$9,936
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the six months ended June 30, 2021
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$225,323	$4,871	$195,557	$16,863	$297,136	$739,750
Provision for credit losses (benefit)	(49,850)	1,787	(22,069)	1,199	6,469	(62,464)
Initial allowance for credit losses - PCD Loans	-	-	2,558	-	-	2,558
Charge-offs	(4,918)	(6,619)	(15,428)	(2,193)	(41,395)	(70,553)
Recoveries	16,229	1,181	6,190	1,682	27,280	52,562
Ending balance - loans	$186,784	$1,220	$166,808	$17,551	$289,490	$661,853
Allowance for credit losses - unfunded commitments:
Beginning balance	$4,913	$4,610	$-	$-	$-	$9,523
Provision for credit losses (benefit)	(1,661)	(3,205)	-	-	-	(4,866)
Ending balance - unfunded commitments [1]	$3,252	$1,405	$-	$-	$-	$4,657
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the six months ended June 30, 2021
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$108,057	$9,366	$20,159	$18,918	$156,500
Provision for credit losses (benefit)	(24,094)	763	(4,851)	(2,633)	(30,815)
Charge-offs	(1,073)	(523)	(1)	(5,630)	(7,227)
Recoveries	1,470	430	504	3,075	5,479
Ending balance - loans	$84,360	$10,036	$15,811	$13,730	$123,937
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,753	$4,469	$-	$106	$6,328
Provision for credit losses (benefit)	(194)	(797)	-	(58)	(1,049)
Ending balance - unfunded commitments [1]	$1,559	$3,672	$-	$48	$5,279
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the six months ended June 30, 2021
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$333,380	$14,237	$215,716	$16,863	$316,054	$896,250
Provision for credit losses (benefit)	(73,944)	2,550	(26,920)	1,199	3,836	(93,279)
Initial allowance for credit losses - PCD Loans	-	-	2,558	-	-	2,558
Charge-offs	(5,991)	(7,142)	(15,429)	(2,193)	(47,025)	(77,780)
Recoveries	17,699	1,611	6,694	1,682	30,355	58,041
Ending balance - loans	$271,144	$11,256	$182,619	$17,551	$303,220	$785,790
Allowance for credit losses - unfunded commitments:
Beginning balance	$6,666	$9,079	$-	$-	$106	$15,851
Provision for credit losses (benefit)	(1,855)	(4,002)	-	-	(58)	(5,915)
Ending balance - unfunded commitments [1]	$4,811	$5,077	$-	$-	$48	$9,936
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended June 30, 2020
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$207,850	$419	$202,800	$12,589	$333,277	$756,935
Provision for credit losses (benefit)	8,174	(260)	3,437	3,894	45,178	60,423
Initial allowance for credit losses - PCD Loans	-	-	567	-	-	567
Charge-offs	(2,746)	-	(9,417)	(3,949)	(57,902)	(74,014)
Recoveries	1,649	195	1,863	559	7,605	11,871
Ending balance	$214,927	$354	$199,250	$13,093	$328,158	$755,782
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,977	$178	$-	$-	$-	$2,155
Provision for credit losses (benefit)	297	(33)	-	-	-	264
Ending balance - unfunded commitments [1]	$2,274	$145	$-	$-	$-	$2,419
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended June 30, 2020
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$99,167	$2,229	$24,287	$37,098	$162,781
Provision for credit losses (benefit)	2,088	3,876	(1,319)	(1,964)	2,681
Charge-offs	(391)	-	(7)	(4,873)	(5,271)
Recoveries	1,175	-	26	1,260	2,461
Ending balance - loans	$102,039	$6,105	$22,987	$31,521	$162,652
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,111	$1,141	$-	$59	$2,311
Provision for credit losses	455	1,530	-	2	1,987
Ending balance - unfunded commitments [1]	1,566	2,671	-	61	4,298
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statement of Financial Condition.

For the quarter ended June 30, 2020
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$307,017	$2,648	$227,087	$12,589	$370,375	$919,716
Provision for credit losses	10,262	3,616	2,118	3,894	43,214	63,104
Initial allowance for credit losses - PCD Loans	-	-	567	-	-	567
Charge-offs	(3,137)	-	(9,424)	(3,949)	(62,775)	(79,285)
Recoveries	2,824	195	1,889	559	8,865	14,332
Ending balance	$316,966	$6,459	$222,237	$13,093	$359,679	$918,434
Allowance for credit losses - loans:
Beginning balance	$3,088	$1,319	$-	$-	$59	$4,466
Provision for credit losses	752	1,497	-	-	2	2,251
Ending balance - unfunded commitments [1]	$3,840	$2,816	$-	$-	$61	$6,717
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the six months ended June 30, 2020
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$131,063	$574	$116,281	$10,768	$173,965	$432,651
Impact of adopting CECL	62,393	115	86,081	(713)	122,492	270,368
Provision for credit losses (benefit)	23,148	(549)	8,984	9,735	132,109	173,427
Initial allowance for credit losses - PCD Loans	-	-	996	-	-	996
Charge-offs	(5,740)	-	(17,723)	(7,724)	(115,986)	(147,173)
Recoveries	4,063	214	4,631	1,027	15,578	25,513
Ending balance - loans	$214,927	$354	$199,250	$13,093	$328,158	$755,782
Allowance for credit losses - unfunded commitments:
Beginning balance	$678	$294	$-	$-	$7,467	$8,439
Impact of adopting CECL	1,158	(185)	-	-	(7,467)	(6,494)
Provision for credit losses	438	36	-	-	-	474
Ending balance - unfunded commitments [1]	$2,274	$145	$-	$-	$-	$2,419
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the six months ended June 30, 2020
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$16,557	$4,266	$4,827	$19,407	$45,057
Impact of adopting CECL	29,537	(3,038)	10,431	7,809	44,739
Provision for credit losses	55,160	4,722	7,709	11,081	78,672
Charge-offs	(968)	-	(16)	(9,811)	(10,795)
Recoveries	1,753	155	36	3,035	4,979
Ending balance - loans	$102,039	$6,105	$22,987	$31,521	$162,652
Allowance for credit losses - unfunded commitments:
Beginning balance	$152	$125	$-	$1	$278
Impact of adopting CECL	453	582	-	(1)	1,034
Provision for credit losses	961	1,964	-	61	2,986
Ending balance - unfunded commitments [1]	$1,566	$2,671	$-	$61	$4,298
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the six months ended June 30, 2020
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$147,620	$4,840	$121,108	$10,768	$193,372	$477,708
Impact of adopting CECL	91,930	(2,923)	96,512	(713)	130,301	315,107
Provision for credit losses	78,308	4,173	16,693	9,735	143,190	252,099
Initial allowance for credit losses - PCD Loans	-	-	996	-	-	996
Charge-offs	(6,708)	-	(17,739)	(7,724)	(125,797)	(157,968)
Recoveries	5,816	369	4,667	1,027	18,613	30,492
Ending balance - loans	$316,966	$6,459	$222,237	$13,093	$359,679	$918,434
Allowance for credit losses - unfunded commitments:
Beginning balance	$830	$419	$-	$-	$7,468	$8,717
Impact of adopting CECL	1,611	397	-	-	(7,468)	(5,460)
Provision for credit losses	1,399	2,000	-	-	61	3,460
Ending balance - unfunded commitments [1]	$3,840	$2,816	$-	$-	$61	$6,717
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

Modifications

A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to troubled debt restructurings (“TDRs”), refer to the Summary of Significant Accounting Policies included in Note 2 to the 2020 Form 10-K.

The outstanding balance of loans classified as TDRs amounted to $1.7 billion at June 30, 2021 (December 31, 2020 - $1.7 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs amounted to $7 million related to the commercial loan portfolio at June 30, 2021 (December 31, 2020 - $14 million).

In response to the COVID-19 pandemic, the Corporation implemented a relief program in March 2020 to work with eligible customers in mortgage, personal loans, credit cards, auto loans and leases and certain commercial credit facilities, comprised mainly of payment deferrals of up to six months, subject to certain terms and conditions. In addition, certain participating clients impacted by the seismic activity in the Southern region of the island also benefitted from other loan payment moratoriums offered by the Corporation since mid-January 2020. These loan modifications do not affect the asset quality measures as the deferred payments are not deemed to be delinquent and the Corporation continues to accrue interest on these loans. The Puerto Rico Legislative Assembly enacted legislation in April 2020 that required financial institutions to offer through June 2020 moratoriums on consumer financial products to clients impacted by the COVID-19 pandemic and extended relief with respect to mortgage products through August 2020. Additionally, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed by the President of the United States as part of an economic stimulus package, provides relief related to U.S. GAAP requirements for loan modifications related to COVID-19 relief measures. This relief was subsequently extended until the earlier of January 1, 2022 or 60 days after the national COVID-19 emergency ends. In addition, the Federal Reserve, along with other U.S. banking regulators, also issued interagency guidance to financial institutions that offers some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. According to the interagency guidance, COVID-19 related short-term modifications (i.e., six months or less) granted to consumer or commercial loans that were current as of the date of the loan modification are not TDRs, since the lender can conclude that the borrower is current on their loan and thus not experiencing financial difficulties and furthermore the period of the deferral granted does not represent a more than insignificant concession on the part of the lender. In addition, a modification or deferral program that is mandated by the federal government or a state government (e.g., a state program that requires all institutions within that state to suspend mortgage payments for a specified period) does not represent a TDR. As of June 30, 2021, approximately $34 million of loan payment moratoriums granted under the COVID-19 relief program have been classified as TDRs. In making this determination, the Corporation considered the criteria of whether the borrower was in financial difficulty at the time of the deferral and whether the deferral period was more than insignificant.

The following table presents the outstanding balance of loans classified as TDRs according to their accruing status and the related allowance at June 30, 2021 and December 31, 2020.

	June 30, 2021				December 31, 2020
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Loans held-in-portfolio:
Commercial	$247,125	$100,449	$347,574	$25,707	$259,246	$103,551	$362,797	$15,236
Construction	-	14,877	14,877	-	-	21,497	21,497	4,397
Mortgage[1]	1,118,845	117,755	1,236,600	65,044	1,060,193	135,772	1,195,965	71,018
Leases	497	87	584	101	392	218	610	150
Consumer	70,556	11,176	81,732	19,433	74,707	12,792	87,499	22,508
Loans held-in-portfolio	$1,437,023	$244,344	$1,681,367	$110,285	$1,394,538	$273,830	$1,668,368	$113,309
[1] At June 30, 2021, accruing mortgage loan TDRs include $691 million guaranteed by U.S. sponsored entities at BPPR, compared to $655 million at December 31, 2020.

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters and six months ended June 30, 2021 and 2020. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

	Popular, Inc.
	For the quarter ended June 30, 2021				For the six months ended June 30, 2021
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	-	1	-	-	1	1	-
Commercial real estate non-owner occupied	-	-	-	-	-	9	-	-
Commercial real estate owner occupied	1	3	3	2	3	23	3	2
Commercial and industrial	1	-	-	6	1	8	-	6
Mortgage	14	39	458	-	22	79	818	-
Leasing	-	-	-	-	-	-	1	-
Consumer:
Credit cards	37	-	1	13	89	-	1	27
HELOCs	-	1	-	-	-	1	1	-
Personal	59	61	-	2	120	63	1	2
Auto	-	1	-	-	-	2	2	-
Other	2	-	-	-	6	-	-	-
Total	114	105	463	23	241	186	828	37

	Popular, Inc.
	For the quarter ended June 30, 2020				For the six months ended June 30, 2020
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	1	-	-	-	1	-	-
Commercial real estate non-owner occupied	-	1	-	-	-	2	-	1
Commercial real estate owner occupied	-	13	-	-	-	19	-	-
Commercial and industrial	-	15	-	-	1	26	-	-
Mortgage	-	-	14	72	2	26	161	72
Leasing	-	-	-	11	-	-	3	11
Consumer:
Credit cards	404	-	-	52	552	-	-	65
HELOCs	-	1	-	-	-	1	1	-
Personal	78	1	-	-	178	2	-	1
Auto	-	-	-	8	-	1	2	8
Other	1	-	-	-	2	-	-	-
Total	483	32	14	143	735	78	167	158

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters and six months ended June 30, 2021 and 2020.

For the quarter ended June 30, 2021
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$159	$125	$22
Commercial real estate owner occupied	9	51,050	50,472	564
Commercial and industrial	7	491	489	57
Mortgage	511	58,094	61,522	2,105
Consumer:
Credit cards	51	730	628	7
HELOCs	1	113	112	26
Personal	122	1,620	1,619	328
Auto	1	16	16	5
Other	2	5	5	1
Total	705	$112,278	$114,988	$3,115

For the quarter ended June 30, 2020
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$993	$976	$(19)
Commercial real estate non-owner occupied	1	179	179	-
Commercial real estate owner occupied	13	2,593	2,574	1
Commercial and industrial	15	849	845	2
Mortgage	86	14,448	8,954	833
Leasing	11	232	232	-
Consumer:
Credit cards	456	4,200	4,181	178
HELOCs	1	37	33	8
Personal	79	1,160	1,160	194
Auto	8	60	60	-
Other	1	4	4	1
Total	672	$24,755	$19,198	$1,198

Popular, Inc.
For the six months ended June 30, 2021
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for credit losses as a result of modification
Commercial multi-family	2	$246	$211	$26
Commercial real estate non-owner occupied	9	3,295	3,281	141
Commercial real estate owner occupied	31	80,800	79,956	1,136
Commercial and industrial	15	713	707	65
Mortgage	919	105,748	111,251	3,151
Leasing	1	32	32	4
Consumer:
Credit cards	117	1,554	1,482	34
HELOCs	2	176	228	54
Personal	186	2,682	2,681	632
Auto	4	64	69	15
Other	6	11	11	2
Total	1,292	$195,321	$199,909	$5,260

Popular, Inc.
For the six months ended June 30, 2020
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for credit losses as a result of modification
Commercial multi-family	1	$993	$976	$(19)
Commercial real estate non-owner occupied	3	3,418	3,418	(748)
Commercial real estate owner occupied	19	6,499	6,476	106
Commercial and industrial	27	1,784	1,778	25
Mortgage	261	34,763	26,894	2,845
Leasing	14	326	327	6
Consumer:
Credit cards	617	5,460	5,454	262
HELOCs	2	369	298	862
Personal	181	3,021	3,019	491
Auto	11	146	147	12
Other	2	24	24	6
Total	1,138	$56,803	$48,811	$3,848

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

Popular, Inc.
	Defaulted during the quarter ended June 30, 2021		Defaulted during the six months ended June 30, 2021
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	4	$8,421	4	$8,421
Commercial real estate owner occupied	-	-	2	3,754
Commercial and industrial	3	93	5	317
Mortgage	24	3,279	47	5,011
Consumer:
Credit cards	23	280	60	751
Personal	11	212	14	472
Total	65	$12,285	132	$18,726

Popular, Inc.
	Defaulted during the quarter ended June 30, 2020		Defaulted during the six months ended June 30, 2020
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$1,700	1	$1,700
Commercial real estate owner occupied	3	603	5	846
Commercial and industrial	1	57	3	97
Mortgage	101	9,582	148	16,089
Consumer:
Credit cards	82	652	123	866
HELOCs	1	31	1	31
Personal	48	579	83	1,364
Other	1	1	2	1
Total	238	$13,205	366	$20,994

Commercial, consumer and mortgage loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the ACL may be increased or partial charge-offs may be taken to further write-down the carrying value of the loan.

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

The following tables present the amortized cost basis, net of unearned income, of loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at June 30, 2021 and December 31, 2020 by vintage year. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 8 to the Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended December 31, 2020.

June 30, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Puerto Rico
Commercial:
Commercial multi-family
Watch	$-	$-	$-	$-	$-	$550	$-	$-	$550
Special mention	-	-	-	-	-	4,036	-	-	4,036
Substandard	-	-	-	-	-	1,294	100	-	1,394
Pass	2,830	21,454	35,982	25,722	2,086	57,521	208	-	145,803
Total commercial multi-family	$2,830	$21,454	$35,982	$25,722	$2,086	$63,401	$308	$-	$151,783

Commercial real estate non-owner occupied
Watch	$12,128	$230,138	$72,070	$26,805	$40,235	$250,211	$1,937	$-	$633,524
Special Mention	18,447	-	26,647	123,317	31,469	34,444	-	-	234,324
Substandard	28,179	41,886	50,426	26,417	2,830	126,363	-	-	276,101
Pass	60,855	88,822	27,331	22,430	46,986	598,086	4,970	-	849,480
Total commercial real estate non-owner occupied	$119,609	$360,846	$176,474	$198,969	$121,520	$1,009,104	$6,907	$-	$1,993,429

Commercial real estate owner occupied
Watch	$4,906	$7,138	$15,301	$11,824	$4,824	$130,351	$150	$-	$174,494
Special Mention	49,375	1,239	6,529	233	8,365	110,290	-	-	176,031
Substandard	2,820	1,308	1,874	36,635	2,366	148,660	-	-	193,663
Doubtful	-	-	-	-	-	1,155	-	-	1,155
Pass	69,677	207,787	46,589	30,253	58,539	494,212	12,029	-	919,086
Total commercial real estate owner occupied	$126,778	$217,472	$70,293	$78,945	$74,094	$884,668	$12,179	$-	$1,464,429
Commercial and industrial
Watch	$196,174	$29,332	$79,155	$128,884	$43,317	$220,678	$138,827	$-	$836,367
Special Mention	17,466	14,064	14,752	42,942	55,802	53,366	22,998	-	221,390
Substandard	18,203	8,564	3,627	34,648	28,735	56,905	58,818	-	209,500
Doubtful	-	-	-	-	-	66	-	-	66
Loss	-	-	-	-	-	-	8	-	8
Pass	895,255	535,724	360,587	102,625	140,673	425,330	293,873	-	2,754,067
Total commercial and industrial	$1,127,098	$587,684	$458,121	$309,099	$268,527	$756,345	$514,524	$-	$4,021,398

Construction
Watch	$-	$-	$4,202	$-	$-	$-	$-	$-	$4,202
Substandard	-	-	-	-	14,877	-	-	-	14,877
Pass	10,047	34,488	19,295	3,316	35,663	-	21,059	-	123,868
Total construction	$10,047	$34,488	$23,497	$3,316	$50,540	$-	$21,059	$-	$142,947

Mortgage
Substandard	$-	$2,293	$1,560	$1,699	$2,796	$141,652	$-	$-	$150,000
Pass	174,183	252,640	208,348	149,696	200,787	5,379,503	-	-	6,365,157
Total mortgage	$174,183	$254,933	$209,908	$151,395	$203,583	$5,521,155	$-	$-	$6,515,157

Leasing
Substandard	$-	$198	$1,032	$369	$359	$313	$-	$-	$2,271
Loss	-	-	-	-	-	15	-	-	15
Pass	347,851	380,635	268,577	168,996	84,270	45,313	-	-	1,295,642
Total leasing	$347,851	$380,833	$269,609	$169,365	$84,629	$45,641	$-	$-	$1,297,928

June 30, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Puerto Rico
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$8,021	$-	$8,021
Pass	-	-	-	-	-	-	872,109	-	872,109
Total credit cards	$-	$-	$-	$-	$-	$-	$880,130	$-	$880,130

HELOCs
Pass	$-	$-	$-	$-	$-	$-	$3,489	$-	$3,489
Total HELOCs	$-	$-	$-	$-	$-	$-	$3,489	$-	$3,489

Personal
Substandard	$62	$710	$1,672	$1,035	$770	$18,331	$-	$1,280	$23,860
Loss	-	13	1	-	-	-	-	-	14
Pass	266,327	263,734	311,100	125,243	74,084	157,658	1,977	41,295	1,241,418
Total Personal	$266,389	$264,457	$312,773	$126,278	$74,854	$175,989	$1,977	$42,575	$1,265,292

Auto
Substandard	$267	$3,804	$6,401	$4,404	$2,084	$1,826	$-	$-	$18,786
Loss	-	46	10	-	-	-	-	-	56
Pass	679,718	929,832	757,510	519,933	235,230	147,962	-	-	3,270,185
Total Auto	$679,985	$933,682	$763,921	$524,337	$237,314	$149,788	$-	$-	$3,289,027

Other consumer
Substandard	$-	$120	$-	$337	$-	$122	$900	$-	$1,479
Loss	-	-	-	799	239	490	11,281	-	12,809
Pass	13,616	12,441	12,275	7,450	4,232	1,600	57,124	-	108,738
Total Other consumer	$13,616	$12,561	$12,275	$8,586	$4,471	$2,212	$69,305	$-	$123,026
Total Puerto Rico	$2,868,386	$3,068,410	$2,332,853	$1,596,012	$1,121,618	$8,608,303	$1,509,878	$42,575	$21,148,035

June 30, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular U.S.
Commercial:
Commercial multi-family
Watch	$-	$41,841	$33,914	$46,483	$48,047	$75,464	$-	$-	$245,749
Special mention	-	15,500	11,249	4,229	17,725	55,412	-	-	104,115
Substandard	-	-	92,782	25,090	-	30,612	-	-	148,484
Pass	126,692	259,714	239,599	150,114	59,495	396,902	8,189	-	1,240,705
Total commercial multi-family	$126,692	$317,055	$377,544	$225,916	$125,267	$558,390	$8,189	$-	$1,739,053

Commercial real estate non-owner occupied
Watch	$-	$8,593	$25,904	$37,153	$41,440	$140,278	$972	$-	$254,340
Special Mention	-	-	3,247	9,894	9,276	17,701	500	-	40,618
Substandard	-	764	18,512	36,343	10,747	84,207	-	-	150,573
Pass	178,613	380,906	230,063	259,776	258,664	371,833	6,848	-	1,686,703
Total commercial real estate non-owner occupied	$178,613	$390,263	$277,726	$343,166	$320,127	$614,019	$8,320	$-	$2,132,234

Commercial real estate owner occupied
Watch	$-	$242	$7,925	$7,136	$1,913	$19,345	$4,222	$-	$40,783
Special Mention	-	-	-	-	-	2,456	-	-	2,456
Substandard	-	-	1,161	2,913	-	21,082	-	-	25,156
Pass	38,538	47,387	44,828	36,901	26,558	71,713	5,864	-	271,789
Total commercial real estate owner occupied	$38,538	$47,629	$53,914	$46,950	$28,471	$114,596	$10,086	$-	$340,184
Commercial and industrial
Watch	$1,856	$13,439	$1,473	$-	$9	$7,853	$6,704	$-	$31,334
Special Mention	2,415	10,627	-	-	97	8,416	184	-	21,739
Substandard	521	270	5,717	-	-	3,754	3,030	-	13,292
Pass	156,944	367,910	193,045	186,850	126,472	375,668	122,168	-	1,529,057
Total commercial and industrial	$161,736	$392,246	$200,235	$186,850	$126,578	$395,691	$132,086	$-	$1,595,422

Construction
Watch	$-	$15,050	$22,131	$36,270	$52,837	$2,005	$-	$-	$128,293
Special Mention	-	-	-	-	-	13,413	-	-	13,413
Substandard	-	-	348	21,792	-	9,786	-	-	31,926
Pass	30,074	130,878	231,564	79,932	63,662	12,424	-	-	548,534
Total construction	$30,074	$145,928	$254,043	$137,994	$116,499	$37,628	$-	$-	$722,166

Mortgage
Substandard	$-	$467	$2,047	$1,163	$-	$9,645	$-	$-	$13,322
Pass	212,449	294,712	239,685	78,085	8,317	316,751	-	-	1,149,999
Total mortgage	$212,449	$295,179	$241,732	$79,248	$8,317	$326,396	$-	$-	$1,163,321

June 30, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular U.S.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$31	$-	$31
Total credit cards	$-	$-	$-	$-	$-	$-	$31	$-	$31

HELOCs
Substandard	$-	$-	$-	$-	$-	$3,708	$-	$1,196	$4,904
Loss	-	-	-	-	-	365	-	1,108	1,473
Pass	-	-	-	-	-	13,390	39,528	22,643	75,561
Total HELOCs	$-	$-	$-	$-	$-	$17,463	$39,528	$24,947	$81,938

Personal
Substandard	$-	$76	$335	$131	$8	$154	$1	$-	$705
Loss	-	-	34	22	4	67	-	-	127
Pass	7,718	29,217	72,402	13,980	5,774	6,938	136	-	136,165
Total Personal	$7,718	$29,293	$72,771	$14,133	$5,786	$7,159	$137	$-	$136,997

Other consumer
Pass	$-	$-	$-	$-	$-	$-	$3,236	$-	$3,236
Total Other consumer	$-	$-	$-	$-	$-	$-	$3,236	$-	$3,236
Total Popular U.S.	$755,820	$1,617,593	$1,477,965	$1,034,257	$731,045	$2,071,342	$201,613	$24,947	$7,914,582

June 30, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch	$-	$41,841	$33,914	$46,483	$48,047	$76,014	$-	$-	$246,299
Special mention	-	15,500	11,249	4,229	17,725	59,448	-	-	108,151
Substandard	-	-	92,782	25,090	-	31,906	100	-	149,878
Pass	129,522	281,168	275,581	175,836	61,581	454,423	8,397	-	1,386,508
Total commercial multi-family	$129,522	$338,509	$413,526	$251,638	$127,353	$621,791	$8,497	$-	$1,890,836

Commercial real estate non-owner occupied
Watch	$12,128	$238,731	$97,974	$63,958	$81,675	$390,489	$2,909	$-	$887,864
Special Mention	18,447	-	29,894	133,211	40,745	52,145	500	-	274,942
Substandard	28,179	42,650	68,938	62,760	13,577	210,570	-	-	426,674
Pass	239,468	469,728	257,394	282,206	305,650	969,919	11,818	-	2,536,183
Total commercial real estate non-owner occupied	$298,222	$751,109	$454,200	$542,135	$441,647	$1,623,123	$15,227	$-	$4,125,663

Commercial real estate owner occupied
Watch	$4,906	$7,380	$23,226	$18,960	$6,737	$149,696	$4,372	$-	$215,277
Special Mention	49,375	1,239	6,529	233	8,365	112,746	-	-	178,487
Substandard	2,820	1,308	3,035	39,548	2,366	169,742	-	-	218,819
Doubtful	-	-	-	-	-	1,155	-	-	1,155
Pass	108,215	255,174	91,417	67,154	85,097	565,925	17,893	-	1,190,875
Total commercial real estate owner occupied	$165,316	$265,101	$124,207	$125,895	$102,565	$999,264	$22,265	$-	$1,804,613

Commercial and industrial
Watch	$198,030	$42,771	$80,628	$128,884	$43,326	$228,531	$145,531	$-	$867,701
Special Mention	19,881	24,691	14,752	42,942	55,899	61,782	23,182	-	243,129
Substandard	18,724	8,834	9,344	34,648	28,735	60,659	61,848	-	222,792
Doubtful	-	-	-	-	-	66	-	-	66
Loss	-	-	-	-	-	-	8	-	8
Pass	1,052,199	903,634	553,632	289,475	267,145	800,998	416,041	-	4,283,124
Total commercial and industrial	$1,288,834	$979,930	$658,356	$495,949	$395,105	$1,152,036	$646,610	$-	$5,616,820

June 30, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular, Inc.

Construction
Watch	$-	$15,050	$26,333	$36,270	$52,837	$2,005	$-	$-	$132,495
Special Mention	-	-	-	-	-	13,413	-	-	13,413
Substandard	-	-	348	21,792	14,877	9,786	-	-	46,803
Pass	40,121	165,366	250,859	83,248	99,325	12,424	21,059	-	672,402
Total construction	$40,121	$180,416	$277,540	$141,310	$167,039	$37,628	$21,059	$-	$865,113

Mortgage
Substandard	$-	$2,760	$3,607	$2,862	$2,796	$151,297	$-	$-	$163,322
Pass	386,632	547,352	448,033	227,781	209,104	5,696,254	-	-	7,515,156
Total mortgage	$386,632	$550,112	$451,640	$230,643	$211,900	$5,847,551	$-	$-	$7,678,478

Leasing
Substandard	$-	$198	$1,032	$369	$359	$313	$-	$-	$2,271
Loss	-	-	-	-	-	15	-	-	15
Pass	347,851	380,635	268,577	168,996	84,270	45,313	-	-	1,295,642
Total leasing	$347,851	$380,833	$269,609	$169,365	$84,629	$45,641	$-	$-	$1,297,928

June 30, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular, Inc.
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$8,021	$-	$8,021
Pass	-	-	-	-	-	-	872,140	-	872,140
Total credit cards	$-	$-	$-	$-	$-	$-	$880,161	$-	$880,161

HELOCs
Substandard	$-	$-	$-	$-	$-	$3,708	$-	$1,196	$4,904
Loss	-	-	-	-	-	365	-	1,108	1,473
Pass	-	-	-	-	-	13,390	43,017	22,643	79,050
Total HELOCs	$-	$-	$-	$-	$-	$17,463	$43,017	$24,947	$85,427

Personal
Substandard	$62	$786	$2,007	$1,166	$778	$18,485	$1	$1,280	$24,565
Loss	-	13	35	22	4	67	-	-	141
Pass	274,045	292,951	383,502	139,223	79,858	164,596	2,113	41,295	1,377,583
Total Personal	$274,107	$293,750	$385,544	$140,411	$80,640	$183,148	$2,114	$42,575	$1,402,289

Auto
Substandard	$267	$3,804	$6,401	$4,404	$2,084	$1,826	$-	$-	$18,786
Loss	-	46	10	-	-	-	-	-	56
Pass	679,718	929,832	757,510	519,933	235,230	147,962	-	-	3,270,185
Total Auto	$679,985	$933,682	$763,921	$524,337	$237,314	$149,788	$-	$-	$3,289,027

Other consumer
Substandard	$-	$120	$-	$337	$-	$122	$900	$-	$1,479
Loss	-	-	-	799	239	490	11,281	-	12,809
Pass	13,616	12,441	12,275	7,450	4,232	1,600	60,360	-	111,974
Total Other consumer	$13,616	$12,561	$12,275	$8,586	$4,471	$2,212	$72,541	$-	$126,262
Total Popular Inc.	$3,624,206	$4,686,003	$3,810,818	$2,630,269	$1,852,663	$10,679,645	$1,711,491	$67,522	$29,062,617

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Puerto Rico
Commercial:
Commercial multi-family
Watch	$-	$-	$-	$-	$-	$460	$-	$-	$460
Special mention	-	-	-	-	-	4,160	-	-	4,160
Substandard	-	-	-	-	-	400	100	-	500
Pass	5,216	36,433	26,051	2,106	2,563	74,791	-	-	147,160
Total commercial multi-family	$5,216	$36,433	$26,051	$2,106	$2,563	$79,811	$100	$-	$152,280

Commercial real estate non-owner occupied
Watch	$160,960	$73,561	$27,592	$40,654	$33,277	$197,912	$2,100	$-	$536,056
Special Mention	-	26,331	124,560	29,711	19,895	62,839	836	-	264,172
Substandard	43,399	74,303	26,799	4,932	29,974	130,218	95	-	309,720
Pass	88,324	53,385	39,814	60,585	124,643	527,282	3,352	-	897,385
Total commercial real estate non-owner occupied	$292,683	$227,580	$218,765	$135,882	$207,789	$918,251	$6,383	$-	$2,007,333

Commercial real estate owner occupied
Watch	$96,046	$10,319	$14,412	$9,760	$9,584	$146,445	$2,627	$-	$289,193
Special Mention	850	6,638	249	6,571	282	172,078	-	-	186,668
Substandard	1,774	2,181	37,686	1,878	27,094	145,193	-	-	215,806
Doubtful	-	-	-	-	-	1,714	-	-	1,714
Pass	204,840	54,274	31,917	57,854	128,392	417,376	10,861	-	905,514
Total commercial real estate owner occupied	$303,510	$73,412	$84,264	$76,063	$165,352	$882,806	$13,488	$-	$1,598,895
Commercial and industrial
Watch	$131,556	$77,821	$182,776	$40,318	$63,968	$267,856	$243,335	$-	$1,007,630
Special Mention	28,310	10,297	19,220	45,861	910	28,507	86,263	-	219,368
Substandard	32,941	2,180	26,921	26,769	1,824	55,220	49,036	-	194,891
Doubtful	-	67	-	1	-	54	1	-	123
Loss	-	-	-	-	-	-	13	-	13
Pass	1,181,399	492,778	119,709	168,174	105,442	218,716	520,865	-	2,807,083
Total commercial and industrial	$1,374,206	$583,143	$348,626	$281,123	$172,144	$570,353	$899,513	$-	$4,229,108

Construction
Watch	$-	$105	$4,895	$-	$-	$-	$960	$-	$5,960
Substandard	-	-	-	21,497	-	-	-	-	21,497
Pass	15,723	22,408	3,423	63,582	-	-	24,513	-	129,649
Total construction	$15,723	$22,513	$8,318	$85,079	$-	$-	$25,473	$-	$157,106

Mortgage
Substandard	$754	$903	$1,172	$3,129	$4,374	$159,359	$-	$-	$169,691
Pass	263,473	224,390	177,537	212,650	225,824	5,496,578	-	-	6,600,452
Total mortgage	$264,227	$225,293	$178,709	$215,779	$230,198	$5,655,937	$-	$-	$6,770,143

Leasing
Substandard	$200	$822	$748	$913	$617	$136	$-	$-	$3,436
Pass	480,964	315,022	209,340	109,708	63,955	15,236	-	-	1,194,225
Total leasing	$481,164	$315,844	$210,088	$110,621	$64,572	$15,372	$-	$-	$1,197,661

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Puerto Rico
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$12,798	$-	$12,798
Pass	-	-	-	-	-	-	907,137	-	907,137
Total credit cards	$-	$-	$-	$-	$-	$-	$919,935	$-	$919,935

HELOCs
Pass	$-	$-	$-	$-	$-	$540	$3,639	$-	$4,179
Total HELOCs	$-	$-	$-	$-	$-	$540	$3,639	$-	$4,179

Personal
Substandard	$1,288	$4,782	$1,741	$1,022	$971	$18,647	$152	$1,545	$30,148
Pass	323,170	413,973	168,142	99,768	57,319	137,693	2,144	45,390	1,247,599
Total Personal	$324,458	$418,755	$169,883	$100,790	$58,290	$156,340	$2,296	$46,935	$1,277,747

Auto
Substandard	$1,975	$6,029	$3,612	$1,760	$1,369	$990	$-	$-	$15,735
Pass	1,064,082	881,343	628,657	299,677	168,157	74,577	-	-	3,116,493
Total Auto	$1,066,057	$887,372	$632,269	$301,437	$169,526	$75,567	$-	$-	$3,132,228

Other consumer
Substandard	$-	$16	$1,376	$240	$174	$13,075	$-	$-	$14,881
Pass	16,912	15,698	13,158	4,966	2,828	3,785	54,437	-	111,784
Total Other consumer	$16,912	$15,714	$14,534	$5,206	$3,002	$16,860	$54,437	$-	$126,665
Total Puerto Rico	$4,144,156	$2,806,059	$1,891,507	$1,314,086	$1,073,436	$8,371,837	$1,925,264	$46,935	$21,573,280

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular U.S.
Commercial:
Commercial multi-family
Watch	$1,643	$16,787	$39,980	$39,713	$52,989	$61,369	$-	$-	$212,481
Special mention	3,122	30,708	4,380	19,593	37,745	20,463	-	-	116,011
Substandard	-	17,376	21,771	1,755	20,085	6,247	-	-	67,234
Pass	326,008	289,652	163,812	100,555	132,400	332,709	2,849	-	1,347,985
Total commercial multi-family	$330,773	$354,523	$229,943	$161,616	$243,219	$420,788	$2,849	$-	$1,743,711

Commercial real estate non-owner occupied
Watch	$10,057	$23,877	$76,629	$56,112	$49,166	$62,766	$1,055	$-	$279,662
Special Mention	-	4,760	15,304	14,623	70,224	20,028	350	-	125,289
Substandard	771	18,642	36,495	11,007	40,528	28,984	-	-	136,427
Pass	397,686	231,904	224,256	236,008	142,432	214,495	5,651	-	1,452,432
Total commercial real estate non-owner occupied	$408,514	$279,183	$352,684	$317,750	$302,350	$326,273	$7,056	$-	$1,993,810

Commercial real estate owner occupied
Watch	$393	$8,266	$7,941	$4,060	$16,689	$16,108	$4,222	$-	$57,679
Special Mention	-	-	192	-	-	1,467	-	-	1,659
Substandard	-	1,152	2,361	-	1,348	20,305	-	-	25,166
Pass	48,684	47,484	47,451	28,761	18,296	68,739	461	-	259,876
Total commercial real estate owner occupied	$49,077	$56,902	$57,945	$32,821	$36,333	$106,619	$4,683	$-	$344,380
Commercial and industrial
Watch	$16,126	$1,973	$30	$3,621	$1,196	$8,488	$3,972	$-	$35,406
Special Mention	14,056	-	-	1,634	4,807	4,756	1,637	-	26,890
Substandard	2,029	6,568	-	-	-	5,980	2,394	-	16,971
Pass	410,349	196,958	198,249	132,993	123,762	300,846	102,369	-	1,465,526
Total commercial and industrial	$442,560	$205,499	$198,279	$138,248	$129,765	$320,070	$110,372	$-	$1,544,793

Construction
Watch	$8,451	$-	$-	$37,015	$-	$2,065	$-	$-	$47,531
Special Mention	-	-	-	3,089	-	30,083	-	-	33,172
Substandard	-	-	20,655	9,372	7,560	-	-	-	37,587
Pass	79,489	288,865	168,411	99,814	8,392	5,841	-	-	650,812
Total construction	$87,940	$288,865	$189,066	$149,290	$15,952	$37,989	$-	$-	$769,102

Mortgage
Substandard	$29	$-	$1,221	$-	$328	$13,287	$-	$-	$14,865
Pass	356,839	275,289	103,160	9,337	9,530	351,517	-	-	1,105,672
Total mortgage	$356,868	$275,289	$104,381	$9,337	$9,858	$364,804	$-	$-	$1,120,537

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular U.S.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$31	$-	$31
Total credit cards	$-	$-	$-	$-	$-	$-	$31	$-	$31

HELOCs
Substandard	$-	$-	$-	$-	$-	$112	$-	$357	$469
Loss	-	-	-	-	-	156	-	6,867	7,023
Pass	-	-	-	-	-	11,907	39,366	35,806	87,079
Total HELOCs	$-	$-	$-	$-	$-	$12,175	$39,366	$43,030	$94,571

Personal
Substandard	$83	$784	$165	$74	$18	$6	$-	$-	$1,130
Loss	-	17	63	12	6	244	2	-	344
Pass	40,539	109,606	27,693	9,623	1,855	8,256	192	-	197,764
Total Personal	$40,622	$110,407	$27,921	$9,709	$1,879	$8,506	$194	$-	$199,238

Other consumer
Substandard	$-	-	-	-	-	-	20	-	20
Pass	$-	$-	$-	$-	$-	$-	$1,723	$-	$1,723
Total Other consumer	$-	$-	$-	$-	$-	$-	$1,743	$-	$1,743
Total Popular U.S.	$1,716,354	$1,570,668	$1,160,219	$818,771	$739,356	$1,597,224	$166,294	$43,030	$7,811,916

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch	$1,643	$16,787	$39,980	$39,713	$52,989	$61,829	$-	$-	$212,941
Special mention	3,122	30,708	4,380	19,593	37,745	24,623	-	-	120,171
Substandard	-	17,376	21,771	1,755	20,085	6,647	100	-	67,734
Pass	331,224	326,085	189,863	102,661	134,963	407,500	2,849	-	1,495,145
Total commercial multi-family	$335,989	$390,956	$255,994	$163,722	$245,782	$500,599	$2,949	$-	$1,895,991

Commercial real estate non-owner occupied
Watch	$171,017	$97,438	$104,221	$96,766	$82,443	$260,678	$3,155	$-	$815,718
Special Mention	-	31,091	139,864	44,334	90,119	82,867	1,186	-	389,461
Substandard	44,170	92,945	63,294	15,939	70,502	159,202	95	-	446,147
Pass	486,010	285,289	264,070	296,593	267,075	741,777	9,003	-	2,349,817
Total commercial real estate non-owner occupied	$701,197	$506,763	$571,449	$453,632	$510,139	$1,244,524	$13,439	$-	$4,001,143

Commercial real estate owner occupied
Watch	$96,439	$18,585	$22,353	$13,820	$26,273	$162,553	$6,849	$-	$346,872
Special Mention	850	6,638	441	6,571	282	173,545	-	-	188,327
Substandard	1,774	3,333	40,047	1,878	28,442	165,498	-	-	240,972
Doubtful	-	-	-	-	-	1,714	-	-	1,714
Pass	253,524	101,758	79,368	86,615	146,688	486,115	11,322	-	1,165,390
Total commercial real estate owner occupied	$352,587	$130,314	$142,209	$108,884	$201,685	$989,425	$18,171	$-	$1,943,275

Commercial and industrial
Watch	$147,682	$79,794	$182,806	$43,939	$65,164	$276,344	$247,307	$-	$1,043,036
Special Mention	42,366	10,297	19,220	47,495	5,717	33,263	87,900	-	246,258
Substandard	34,970	8,748	26,921	26,769	1,824	61,200	51,430	-	211,862
Doubtful	-	67	-	1	-	54	1	-	123
Loss	-	-	-	-	-	-	13	-	13
Pass	1,591,748	689,736	317,958	301,167	229,204	519,562	623,234	-	4,272,609
Total commercial and industrial	$1,816,766	$788,642	$546,905	$419,371	$301,909	$890,423	$1,009,885	$-	$5,773,901

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.

Construction
Watch	$8,451	$105	$4,895	$37,015	$-	$2,065	$960	$-	$53,491
Special Mention	-	-	-	3,089	-	30,083	-	-	33,172
Substandard	-	-	20,655	30,869	7,560	-	-	-	59,084
Pass	95,212	311,273	171,834	163,396	8,392	5,841	24,513	-	780,461
Total construction	$103,663	$311,378	$197,384	$234,369	$15,952	$37,989	$25,473	$-	$926,208

Mortgage
Substandard	$783	$903	$2,393	$3,129	$4,702	$172,646	$-	$-	$184,556
Pass	620,312	499,679	280,697	221,987	235,354	5,848,095	-	-	7,706,124
Total mortgage	$621,095	$500,582	$283,090	$225,116	$240,056	$6,020,741	$-	$-	$7,890,680

Leasing
Substandard	$200	$822	$748	$913	$617	$136	$-	$-	$3,436
Pass	480,964	315,022	209,340	109,708	63,955	15,236	-	-	1,194,225
Total leasing	$481,164	$315,844	$210,088	$110,621	$64,572	$15,372	$-	$-	$1,197,661

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$12,798	$-	$12,798
Pass	-	-	-	-	-	-	907,168	-	907,168
Total credit cards	$-	$-	$-	$-	$-	$-	$919,966	$-	$919,966

HELOCs
Substandard	$-	$-	$-	$-	$-	$112	$-	$357	$469
Loss	-	-	-	-	-	156	-	6,867	7,023
Pass	-	-	-	-	-	12,447	43,005	35,806	91,258
Total HELOCs	$-	$-	$-	$-	$-	$12,715	$43,005	$43,030	$98,750

Personal
Substandard	$1,371	$5,566	$1,906	$1,096	$989	$18,653	$152	$1,545	$31,278
Loss	-	17	63	12	6	244	2	-	344
Pass	363,709	523,579	195,835	109,391	59,174	145,949	2,336	45,390	1,445,363
Total Personal	$365,080	$529,162	$197,804	$110,499	$60,169	$164,846	$2,490	$46,935	$1,476,985

Auto
Substandard	$1,975	$6,029	$3,612	$1,760	$1,369	$990	$-	$-	$15,735
Pass	1,064,082	881,343	628,657	299,677	168,157	74,577	-	-	3,116,493
Total Auto	$1,066,057	$887,372	$632,269	$301,437	$169,526	$75,567	$-	$-	$3,132,228

Other consumer
Substandard	$-	$16	$1,376	$240	$174	$13,075	$20	$-	$14,901
Pass	16,912	15,698	13,158	4,966	2,828	3,785	56,160	-	113,507
Total Other consumer	$16,912	$15,714	$14,534	$5,206	$3,002	$16,860	$56,180	$-	$128,408
Total Popular Inc.	$5,860,510	$4,376,727	$3,051,726	$2,132,857	$1,812,792	$9,969,061	$2,091,558	$89,965	$29,385,196

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

The following table presents the components of mortgage banking activities:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$9,522	$9,058	$19,237	$20,026
Mortgage servicing rights fair value adjustments	(6,239)	(7,640)	(5,727)	(12,869)
Total mortgage servicing fees, net of fair value adjustments	3,283	1,418	13,510	7,157
Net gain on sale of loans, including valuation on loans held-for-sale	5,197	5,487	10,172	9,473
Trading account (loss) profit:
Unrealized gains on outstanding derivative positions	-	1,695	-	-
Realized (losses) gains on closed derivative positions	(866)	(4,823)	1,636	(6,433)
Total trading account (loss) profit	(866)	(3,128)	1,636	(6,433)
Losses on repurchased loans, including interest advances [1]	(166)	-	(527)	-
Total mortgage banking activities	$7,448	$3,777	$24,791	$10,197
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

No liabilities were incurred as a result of these securitizations during the quarters and six months ended June 30, 2021 and 2020 because they did not contain any credit recourse arrangements. During the quarter and six months ended June 30, 2021, the Corporation recorded a net gain of $4.7 million and $8.4 million, respectively (June 30, 2020 - $4.7 million and $8.5 million, respectively) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and six months ended June 30, 2021 and 2020:

	Proceeds Obtained During the Quarter Ended June 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$106,729	$-	$106,729
Mortgage-backed securities - FNMA	-	72,555	-	72,555
Mortgage-backed securities - FHLMC	-	13,501	-	13,501
Total trading account debt securities	$-	$192,785	$-	$192,785
Mortgage servicing rights	$-	$-	$2,880	$2,880
Total	$-	$192,785	$2,880	$195,665

	Proceeds Obtained During the Six Months Ended June 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$208,717	$-	$208,717
Mortgage-backed securities - FNMA	-	158,835	-	158,835
Mortgage-backed securities - FHLMC	-	13,501	-	13,501
Total trading account debt securities	$-	$381,053	$-	$381,053
Mortgage servicing rights	$-	$-	$5,689	$5,689
Total	$-	$381,053	$5,689	$386,742

	Proceeds Obtained During the Quarter Ended June 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$63,384	$-	$63,384
Mortgage-backed securities - FNMA	-	5,941	-	5,941
Total trading account debt securities	$-	$69,325	$-	$69,325
Mortgage servicing rights	$-	$-	$1,100	$1,100
Total	$-	$69,325	$1,100	$70,425

	Proceeds Obtained During the Six Months Ended June 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$114,032	$-	$114,032
Mortgage-backed securities - FNMA	-	39,514	-	39,514
Total trading account debt securities	$-	$153,546	$-	$153,546
Mortgage servicing rights	$-	$-	$2,587	$2,587
Total	$-	$153,546	$2,587	$156,133

During the six months ended June 30, 2021, the Corporation retained servicing rights on whole loan sales involving approximately $84 million in principal balance outstanding (June 30, 2020 - $39 million), with net realized gains of approximately $1.8 million (June 30, 2020 - gains of $0.9 million). All loan sales performed during the six months ended June 30, 2021 and 2020 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the six months ended June 30, 2021 and 2020.

Residential MSRs
(In thousands)	June 30, 2021	June 30, 2020
Fair value at beginning of period	$118,395	$150,906
Additions	6,809	3,107
Changes due to payments on loans [1]	(8,012)	(4,989)
Reduction due to loan repurchases	(851)	(518)
Changes in fair value due to changes in valuation model inputs or assumptions	3,126	(7,386)
Other	-	24
Fair value at end of period [2]	$119,467	$141,144
[1] Represents changes due to collection / realization of expected cash flows over time.
[2] At June 30, 2021, PB had MSRs amounting to $1.3 million (June 30, 2020 - $0.2 million).

Residential mortgage loans serviced for others were $12.5 billion at June 30, 2021 (December 31, 2020 -$12.9 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. These servicing fees are credited to income when they are collected. At June 30, 2021, those weighted average mortgage servicing fees were 0.30% (June 30, 2020 - 0.28%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased. Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and six months ended June 30, 2021 and 2020 were as follows:
	Quarters ended				Six months ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
	BPPR	PB	BPPR	PB	BPPR	PB	BPPR	PB
Prepayment speed	5.9%	12.5%	7.2%	22.7%	7.4%	21.2%	6.5%	22.7%
Weighted average life (in years)	8.9	6.0	8.8	3.5	8.0	9.5	9.3	3.5
Discount rate (annual rate)	10.4%	11.0%	10.8%	9.5%	10.5%	11.0%	10.8%	9.5%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
	June 30,	December 31,	June 30,	December 31,
(In thousands)	2021	2020	2021	2020
Fair value of servicing rights	$41,310	$44,129	$78,157	$74,266
Weighted average life (in years)	6.2	6.2	6.2	5.9
Weighted average prepayment speed (annual rate)	6.0%	6.6%	6.1%	7.1%
Impact on fair value of 10% adverse change	$(926)	$(1,115)	$(1,964)	$(2,206)
Impact on fair value of 20% adverse change	$(1,826)	$(2,194)	$(3,856)	$(4,312)
Weighted average discount rate (annual rate)	11.3%	11.3%	11.0%	11.1%
Impact on fair value of 10% adverse change	$(1,499)	$(1,640)	$(3,011)	$(2,740)
Impact on fair value of 20% adverse change	$(2,904)	$(3,175)	$(5,816)	$(5,301)

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

At June 30, 2021, the Corporation serviced $0.8 billion in residential mortgage loans with credit recourse to the Corporation (December 31, 2020 - $0.9 billion). Also refer to Note 19 for information on changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At June 30, 2021, the Corporation had recorded $15 million in mortgage loans on its Consolidated Statements of Financial Condition related to this buy-back option program (December 31, 2020 - $57 million). Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative. As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation.

During the six months ended June 30, 2021, the Corporation repurchased approximately $65 million (June 30, 2020 - $38 million) of mortgage loans from its GNMA servicing portfolio. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. The risk associated with the loans is reduced due to their guaranteed nature. The Corporation may place these loans under COVID-19 modification programs offered by FHA, VA or United States Department of Agriculture (USDA) or other loss mitigation programs offered by the Corporation, and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 11 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters and six months ended June 30, 2021 and 2020.

	For the quarter ended June 30, 2021
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$15,085	$56,975	$72,060
Write-downs in value	(157)	(549)	(706)
Additions	2,125	17,067	19,192
Sales	(2,653)	(14,519)	(17,172)
Other adjustments	181	(283)	(102)
Ending balance	$14,581	$58,691	$73,272

	For the quarter ended June 30, 2020
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$17,537	$106,385	$123,922
Write-downs in value	(805)	(671)	(1,476)
Additions	-	842	842
Sales	(250)	(9,089)	(9,339)
Other adjustments	-	(9)	(9)
Ending balance	$16,482	$97,458	$113,940

	For the six months ended June 30, 2021
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$13,214	$69,932	$83,146
Write-downs in value	(464)	(1,519)	(1,983)
Additions	5,975	18,940	24,915
Sales	(4,325)	(28,379)	(32,704)
Other adjustments	181	(283)	(102)
Ending balance	$14,581	$58,691	$73,272

	For the six months ended June 30, 2020
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$16,959	$105,113	$122,072
Write-downs in value	(1,314)	(1,571)	(2,885)
Additions	2,120	16,249	18,369
Sales	(1,283)	(22,429)	(23,712)
Other adjustments	-	96	96
Ending balance	$16,482	$97,458	$113,940

Note 12 − Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	June 30, 2021	December 31, 2020
Net deferred tax assets (net of valuation allowance)	$745,613	$851,592
Investments under the equity method	273,088	250,467
Prepaid taxes	52,373	32,615
Other prepaid expenses	76,761	74,572
Derivative assets	23,573	20,785
Trades receivable from brokers and counterparties	78,664	65,429
Receivables from investments maturities	50,000	-
Principal, interest and escrow servicing advances	60,347	65,671
Guaranteed mortgage loan claims receivable	91,189	80,477
Operating ROU assets (Note 27)	124,223	131,921
Finance ROU assets (Note 27)	14,409	15,464
Others	159,911	148,048
Total other assets	$1,750,151	$1,737,041

The Corporation enters in the ordinary course of business into hosting arrangements that are service contracts. These arrangements can include capitalizable implementation costs that are amortized during the term of the hosting arrangement. The Corporation recognizes capitalizable implementation costs related to hosting arrangements that are service contracts within the Other assets line item in the accompanying Consolidated Statements of Financial Condition. As of June 30, 2021, the total capitalized implementation costs amounted to $18.0 million with an accumulated amortization of $6.8 million for a net value of $11.2 million, compared to total capitalized implementation costs amounting to $17.4 million with an accumulated amortization of $4.9 million for a net value of $12.5 million as of December 31, 2020. Total amortization expense for all capitalized implementation costs of hosting arrangements that are service contracts for the quarter and six months ended June 30, 2021 was $1.1 million and $1.9 million, respectively (June 30, 2020 - $0.5 million and $1.0 million respectively).

Note 13 – Goodwill and other intangible assets

Goodwill

There were no changes in the carrying amount of goodwill for the quarters and six months ended June 30, 2021 and 2020.

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments:
June 30, 2021
	Balance at		Balance at
	June 30,	Accumulated	June 30,
	2021	impairment	2021
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874
Total Popular, Inc.	$839,334	$168,212	$671,122

December 31, 2020
	Balance at		Balance at
	December 31,	Accumulated	December 31,
	2020	impairment	2020
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874
Total Popular, Inc.	$839,334	$168,212	$671,122

Other Intangible Assets

At June 30, 2021 and December 31, 2020, the Corporation had $6.1 million of identifiable intangible assets with indefinite useful lives, mostly associated with the E-LOAN trademark.

The following table reflects the components of other intangible assets subject to amortization:
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Value
June 30, 2021
Core deposits	$12,810	$8,113	$4,697
Other customer relationships	26,677	17,098	9,579
Total other intangible assets	$39,487	$25,211	$14,276
December 31, 2020
Core deposits	$12,810	$7,473	$5,337
Other customer relationships	26,397	15,684	10,713
Trademark	488	236	252
Total other intangible assets	$39,695	$23,393	$16,302

During the quarter ended June 30, 2021, the Corporation recognized $ 1.3 million in amortization expense related to other intangible assets with definite useful lives (June 30, 2020 - $ 1.8 million). During the six months ended June 30, 2021, the Corporation recognized $ 2.3 million in amortization related to other intangible assets with definite useful lives (June 30, 2020 - $ 4.3 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2021	$1,440
Year 2022	2,630
Year 2023	2,630
Year 2024	2,389
Year 2025	1,200
Later years	3,987

Note 14 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:
(In thousands)	June 30, 2021	December 31, 2020
Savings accounts	$15,438,889	$14,031,736
NOW, money market and other interest bearing demand deposits	27,273,992	22,398,057
Total savings, NOW, money market and other interest bearing demand deposits	42,712,881	36,429,793
Certificates of deposit:
Under $100,000	2,804,596	2,917,700
$100,000 and over	4,203,412	4,390,148
Total certificates of deposit	7,008,008	7,307,848
Total interest bearing deposits	$49,720,889	$43,737,641

A summary of certificates of deposits by maturity at June 30, 2021 follows:

(In thousands)
2021	$3,279,143
2022	1,368,073
2023	757,229
2024	663,454
2025	533,464
2026 and thereafter	406,645
Total certificates of deposit	$7,008,008

At June 30, 2021, the Corporation had brokered deposits amounting to $ 0.7 billion (December 31, 2020 - $ 0.8 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $3 million at June 30, 2021 (December 31, 2020 - $3 million)

At June 30, 2021, public sector deposits amounted to $19 billion. These balances are expected to decline over the long term, however, the receipt by the P.R. Government of additional COVID-19 and hurricane recovery related Federal assistance, and seasonal tax collections, could increase public deposit balances at BPPR in the near term. The rate at which public deposit balances will decline is uncertain and difficult to predict. The amount and timing of any such reduction is likely to be impacted by, for example, the timeline of current debt restructuring efforts under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) and the speed at which COVID-19 federal assistance is distributed.

Note 15 – Borrowings

Assets sold under agreements to repurchase amounted to $91 million at June 30, 2021 and $121 million December 31, 2020.

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

Repurchase agreements accounted for as secured borrowings

	June 30, 2021	December 31, 2020
	Repurchase	Repurchase
(In thousands)	liability	liability
U.S. Treasury securities
Within 30 days	$29,398	$67,157
After 30 to 90 days	24,423	39,318
After 90 days	25,302	9,979
Total U.S. Treasury securities	79,123	116,454
Mortgage-backed securities
Within 30 days	1,349	3,778
After 30 to 90 days	387	268
After 90 days	9,345	-
Total mortgage-backed securities	11,081	4,046
Collateralized mortgage obligations
Within 30 days	721	803
Total collateralized mortgage obligations	721	803
Total	$90,925	$121,303

Repurchase agreements in this portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

There were no other short-term borrowings outstanding at June 30, 2021 and December 31, 2020.

The following table presents the composition of notes payable at June 30, 2021 and December 31, 2020.

(In thousands)	June 30, 2021	December 31, 2020
Advances with the FHLB with maturities ranging from 2021 through 2029 paying interest at monthly fixed rates ranging from 0.39% to 3.18%	$494,469	$542,469
Advances with the FRB maturing on 2022 paying interest annually at a fixed rate of 0.35%[1]	-	1,009
Unsecured senior debt securities maturing on 2023 paying interest semiannually at a fixed rate of 6.125%, net of debt issuance costs of $ 2,792	297,208	296,574
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2033 to 2034 with fixed interest rates ranging from 6.125% to 6.7%, net of debt issuance costs of $355	384,943	384,929
Total notes payable	$1,176,620	$1,224,981
[1] During the second quarter of 2021, the Paycheck Protection Program Liquidity Facility advance was prepaid.
Note: Refer to the Corporation's 2020 Form 10-K for rates information at December 31, 2020.

A breakdown of borrowings by contractual maturities at June 30, 2021 is included in the table below.

	Assets sold under
(In thousands)	agreements to repurchase	Notes payable	Total
2021	$66,190	$2,040	$68,230
2022	24,735	103,148	127,883
2023	-	340,469	340,469
2024	-	91,943	91,943
2025	-	139,920	139,920
Later years	-	499,100	499,100
Total borrowings	$90,925	$1,176,620	$1,267,545

At June 30, 2021 and December 31, 2020, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $2.8 billion and $3.0 billion, respectively, of which $0.5 billion were used at each period. In addition, at June 30, 2021 and December 31, 2020, the Corporation had placed $1.0 billion and $0.9 billion, respectively, of the available FHLB credit facility as collateral for municipal letters of credit to secure deposits. The FHLB borrowing facilities are collateralized with loans held-in-portfolio, and do not have restrictive covenants or callable features.

Also, at June 30, 2021, the Corporation has a borrowing facility at the discount window of the Federal Reserve Bank of New York amounting to $1.3 billion (2020 - $1.4 billion), which remained unused at June 30, 2021 and December 31, 2020. The facility is a collateralized source of credit that is highly reliable even under difficult market conditions.

Note 16 − Other liabilities

The caption of other liabilities in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	June 30, 2021	December 31, 2020
Accrued expenses	$253,273	$235,449
Accrued interest payable	34,744	38,622
Accounts payable	83,526	69,784
Dividends payable	36,294	33,701
Trades payable	12,400	720,212
Liability for GNMA loans sold with an option to repurchase	14,921	57,189
Reserves for loan indemnifications	17,740	24,781
Reserve for operational losses	45,699	41,452
Operating lease liabilities (Note 27)	136,613	152,588
Finance lease liabilities (Note 27)	20,880	22,572
Pension benefit obligation	24,140	35,568
Postretirement benefit obligation	178,309	179,211
Others	74,819	73,560
Total other liabilities	$933,358	$1,684,689

Note 17 – Stockholders’ equity

As of June 30, 2021, stockholder’s equity totaled $5.8 billion. During the six months ended June 30, 2021, the Corporation declared cash dividends of $0.85 (2020 - $0.80) per common share outstanding to $70.0 million (2020 - $69.2 million). The quarterly dividend declared to shareholders of record as of the close of business on May 26, 2021 was paid on July 1, 2021.

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

Accelerated share repurchase transaction (“ASR”)

On May 3, 2021, the Corporation announced that it had entered into an accelerated share repurchase agreement (the “ASR Agreement”) to repurchase an aggregate of $350 million of Corporation’s common stock. Under the terms of the ASR Agreement, on May 4, 2021 the Corporation made an initial payment of $350 million and received an initial delivery of 3,785,831 shares of Corporation’s Common Stock (the “Initial Shares”). The transaction was accounted for as a treasury stock transaction. Furthermore, as a result of the receipt of the Initial Shares, the Corporation recognized in stockholders’ equity approximately $280 million in treasury stock and $70 million as a reduction in capital surplus. Upon the final settlement of the ASR Agreement, the Corporation expects to further adjust its treasury stock and capital surplus accounts to reflect the final delivery or receipt of cash or shares, which will depend on the volume-weighted average price of the Corporation’s common stock during the term of the ASR Agreement, less a discount. The final settlement of the ASR Agreement is expected to occur no later than the third quarter of 2021.

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

Note 18 – Other comprehensive (loss) income

The following table presents changes in accumulated other comprehensive (loss) income by component for the quarters and six months ended June 30, 2021 and 2020.

	Changes in Accumulated Other Comprehensive (Loss) Income by Component [1]
		Quarters ended		Six months ended
		June 30,		June 30,
(In thousands)		2021	2020	2021	2020
Foreign currency translation	Beginning Balance	$(70,685)	$(58,601)	$(71,254)	$(56,783)
	Other comprehensive income (loss)	2,726	(10,857)	3,295	(12,675)
	Net change	2,726	(10,857)	3,295	(12,675)
	Ending balance	$(67,959)	$(69,458)	$(67,959)	$(69,458)
Adjustment of pension and postretirement benefit plans	Beginning Balance	$(191,814)	$(199,465)	$(195,056)	$(202,816)
	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	3,242	3,351	6,484	6,702
	Net change	3,242	3,351	6,484	6,702
	Ending balance	$(188,572)	$(196,114)	$(188,572)	$(196,114)
Unrealized net holding gains on debt securities	Beginning Balance	$90,955	$473,931	$460,900	$92,155
	Other comprehensive income (loss)	73,027	15,174	(296,918)	396,950
	Net change	73,027	15,174	(296,918)	396,950
	Ending balance	$163,982	$489,105	$163,982	$489,105
Unrealized net losses on cash flow hedges	Beginning Balance	$(3,194)	$(5,242)	$(4,599)	$(2,494)
	Other comprehensive (loss) income before reclassifications	(230)	(393)	1,127	(3,982)
	Amounts reclassified from accumulated other comprehensive loss	282	1,451	330	2,292
	Net change	52	1,058	1,457	(1,690)
	Ending balance	$(3,142)	$(4,184)	$(3,142)	$(4,184)
	Total	$(95,691)	$219,349	$(95,691)	$219,349
[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income during the quarters and six months ended June 30, 2021 and 2020.

	Reclassifications Out of Accumulated Other Comprehensive (Loss) Income
		Quarters ended		Six months ended
	Affected Line Item in the	June 30,		June 30,
(In thousands)	Consolidated Statements of Operations	2021	2020	2021	2020
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(5,189)	$(5,362)	$(10,379)	$(10,724)
	Total before tax	(5,189)	(5,362)	(10,379)	(10,724)
	Income tax benefit	1,947	2,011	3,895	4,022
	Total net of tax	$(3,242)	$(3,351)	$(6,484)	$(6,702)

Unrealized net losses on cash flow hedges
Forward contracts	Mortgage banking activities	$5	$(1,963)	$375	$(3,259)
Interest rate swaps	Other operating income	(285)	(224)	(564)	(255)
	Total before tax	(280)	(2,187)	(189)	(3,514)
	Income tax (expense) benefit	(2)	736	(141)	1,222
	Total net of tax	$(282)	$(1,451)	$(330)	$(2,292)
	Total reclassification adjustments, net of tax	$(3,524)	$(4,802)	$(6,814)	$(8,994)

Note 19 – Guarantees

At June 30, 2021, the Corporation recorded a liability of $0.2 million (December 31, 2020 - $0.2 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At June 30, 2021, the Corporation serviced $0.8 billion (December 31, 2020 - $0.9 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and six months ended June 30, 2021, the Corporation repurchased approximately $7 million and $15 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (June 30, 2020 - $4 million and $11 million, respectively). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At June 30, 2021, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $16 million (December 31, 2020 - $22 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and six months ended June 30, 2021 and 2020.
	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Balance as of beginning of period	$20,244	$31,719	$22,484	$34,862
Impact of adopting CECL	-	-	-	(3,831)
Provision (reversal) for recourse liability	(1,568)	1,050	(751)	5,414
Net charge-offs	(3,014)	(1,464)	(6,071)	(5,140)
Balance as of end of period	$15,662	$31,305	$15,662	$31,305

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. There were no repurchases of loans under representation and warranty arrangements during the quarters and six month period ended June 30, 2021 and 2020. A substantial amount of these loans reinstates to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale. The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters and six month period ended June 30, 2021 and 2020.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Balance as of beginning of period	$2,178	$3,143	$2,297	$3,212
Provision (reversal) for representation and warranties	(100)	(21)	(219)	(90)
Balance as of end of period	$2,078	$3,122	$2,078	$3,122

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2021, the Corporation serviced $12.5 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2020 - $12.9 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At June 30, 2021, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $60 million (December 31, 2020 - $66 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its 100% owned consolidated subsidiaries amounting to $94 million at June 30, 2021 and December 31, 2020. In addition, at June 30, 2021 and December 31, 2020, PIHC fully and unconditionally guaranteed on a subordinated basis $374 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 17 to the Consolidated Financial Statements in the 2020 Form 10-K for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:
(In thousands)	June 30, 2021	December 31, 2020
Commitments to extend credit:
Credit card lines	$5,279,515	$5,226,660
Commercial and construction lines of credit	3,957,517	3,805,459
Other consumer unused credit commitments	252,929	257,312
Commercial letters of credit	3,674	1,864
Standby letters of credit	22,695	22,266
Commitments to originate or fund mortgage loans	84,874	96,786

At June 30, 2021 and December 31, 2020, the Corporation maintained a reserve of approximately $10 million and $16 million, respectively, for potential losses associated with unfunded loan commitments related to commercial, construction and consumer lines of credit.

Other commitments

At June 30, 2021, and December 31, 2020, the Corporation also maintained other non-credit commitments for approximately $1.4 million, primarily for the acquisition of other investments.

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

At June 30, 2021 and December 31, 2020, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled $375 million and $377 million, respectively, which amounts were fully outstanding on such dates. Of this amount, $342 million consists of loans and $33 million are securities ($342 million and $ 35 million at December 31, 2020). Substantially all of the amount outstanding at June 30, 2021 and June 30, 2020 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At June 30, 2021, 74% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. On July 1, 2021, the Corporation received scheduled principal payments amounting to $32 million from various obligations from Puerto Rico municipalities.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities as of June 30, 2021:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 1 to 5 years	$3	$-	$3	$3
After 5 to 10 years	17	-	17	17
After 10 years	38	-	38	38
Total Central Government	58	-	58	58
Municipalities
Within 1 year	4,165	17,147	21,312	21,312
After 1 to 5 years	14,765	133,365	148,130	148,130
After 5 to 10 years	13,210	120,935	134,145	134,145
After 10 years	450	70,478	70,928	70,928
Total Municipalities	32,590	341,925	374,515	374,515
Total Direct Government Exposure	$32,648	$341,925	$374,573	$374,573

In addition, at June 30, 2021, the Corporation had $302 million in loans insured or securities issued by Puerto Rico governmental entities but for which the principal source of repayment is non-governmental ($317 million at December 31, 2020). These included $248 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2020 - $260 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had at June 30, 2021, $44 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default and upon the satisfaction of certain other conditions (December 31, 2020 - $46 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, a moratorium on such obligations has not been imposed as of the date hereof. In addition, at June 30, 2021, the Corporation had $10 million of commercial real estate notes issued by government entities but that are payable from rent paid by non-governmental parties (December 31, 2020 - $11 million).

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

In addition, $1.7 billion of residential mortgages, $1.0 billion of Small Business Administration (“SBA”) loans under the Paycheck Protection Program (“PPP”) and $63 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at June 30, 2021 (compared to $1.8 billion, $1.3 billion and $60 million, respectively, at December 31, 2020).

At June 30, 2021, the Corporation has operations in the United States Virgin Islands (the “USVI”) and has approximately $73 million in direct exposure to USVI government entities (December 31, 2020 - $105 million). The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

At June 30, 2021, the Corporation has operations in the British Virgin Islands (“BVI”), which has been negatively affected by the COVID-19 pandemic, particularly as a reduction in the tourism activity which accounts for a significant portion of its economy. Although the Corporation has no significant exposure to a single borrower in the BVI, it has a loan portfolio amounting to approximately $228 million comprised of various retail and commercial clients, compared to a loan portfolio of $251 million at December 31, 2020, which included a $19 million loan with the BVI Government that was paid off during the second quarter of 2021.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued) for current Legal Proceedings ranged from $0 to approximately $36.1 million as of June 30, 2021. In certain cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the Legal Proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current Legal Proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the Legal Proceedings, and the inherent uncertainty of the various potential outcomes of such Legal Proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

BANCO POPULAR DE PUERTO RICO

Hazard Insurance Commission-Related Litigation

Popular, Inc., BPPR and Popular Insurance, LLC (the “Popular Defendants”) have been named defendants in a class action complaint captioned Pérez Díaz v. Popular, Inc., et al, filed before the Court of First Instance, Arecibo Part. The complaint originally sought damages and preliminary and permanent injunctive relief on behalf of the class against the Popular Defendants, as well as Antilles Insurance Company and MAPFRE-PRAICO Insurance Company (the “Defendant Insurance Companies”). Plaintiffs allege that the Popular Defendants have been unjustly enriched by failing to reimburse them for commissions paid by the Defendant Insurance Companies to the insurance agent and/or mortgagee for policy years when no claims were filed against their hazard insurance policies. They demand the reimbursement to the purported “class” of an estimated $400 million plus legal interest, for the “good experience” commissions allegedly paid by the Defendant Insurance Companies during the relevant time period, as well as injunctive relief seeking to enjoin the Defendant Insurance Companies from paying commissions to the insurance agent/mortgagee and ordering them to pay those fees directly to the insured. A motion for dismissal on the merits filed by the Defendant Insurance Companies was denied with a right to replead following limited targeted discovery. Each of the Puerto Rico Court of Appeals and the Puerto Rico Supreme Court denied the Popular Defendants’ request to review the lower court’s denial of the motion to dismiss. In

December 2017, plaintiffs amended the complaint and, in January 2018, defendants filed an answer thereto. Separately, in October 2017, the Court entered an order whereby it broadly certified the class, after which the Popular Defendants filed a certiorari petition before the Puerto Rico Court of Appeals in relation to the class certification, which the Court declined to entertain. In November 2018 and in January 2019, plaintiffs filed voluntary dismissal petitions against MAPFRE-PRAICO Insurance Company and Antilles Insurance Company, respectively, leaving the Popular Defendants as the sole remaining defendants in the action.

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

On May 7, 2021, the Popular Defendants filed a motion for summary judgment with respect to plaintiffs’ unjust enrichment theory of liability, reserving the right to file an additional motion for summary judgment regarding damages should the court deny the Popular Defendant’s pending motion to exclude an economic expert recently designated by Plaintiffs. Plaintiffs opposed the motion for summary judgment on July 6, 2021 and the Popular Defendants replied on July 28, 2021. On May 7, 2021, Popular, Inc. and BPPR also filed a separate motion for summary judgment alleging that, even taking as true and correct Plaintiffs’ theory of liability, Popular, Inc. and BPPR are not liable to Plaintiffs since they do not receive—and are legally prohibited from receiving insurance commissions. Plaintiffs failed to respond to such motion, and on July 9, 2021, Popular, Inc. and BPPR filed a motion requesting the Court to deem Popular, Inc. and BPPR’s motion for summary judgment as unopposed.

Mortgage-Related Litigation

BPPR was named a defendant in a putative class action captioned Yiries Josef Saad Maura v. Banco Popular, et al. on behalf of residential customers of the defendant banks who have allegedly been subject to illegal foreclosures and/or loan modifications through their mortgage servicers. Plaintiffs contend that when they sought to reduce their loan payments, defendants failed to provide them with such reduced loan payments, instead subjecting them to lengthy loss mitigation processes while filing foreclosure claims against them in parallel, all in violation of the Truth In Lending Act (“TILA”), the Real Estate Settlement Procedures Act (“RESPA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”) and other consumer-protection laws and regulations. Plaintiffs did not include a specific amount of damages in their complaint. After waiving service of process, BPPR filed a motion to dismiss the complaint (as did most co-defendants, separately). BPPR further filed a motion to oppose class certification, which the Court granted in September 2018. In April 2019, the Court entered an Opinion and Order granting BPPR’s and several other defendants’ motions to dismiss with prejudice. Plaintiffs filed a Motion for Reconsideration in April 2019, which Popular timely opposed. In September 2019, the Court issued an Amended Opinion and Order dismissing plaintiffs’ claims against all defendants, denying the reconsideration requests and other pending motions, and issuing final judgment. In October 2019, plaintiffs filed a Motion for Reconsideration of the Court’s Amended Opinion and Order, which was denied in December 2019. In January 2020, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit. Plaintiffs filed their appeal brief in July 2020, Appellees filed their brief in September 2020, and Appellants filed their reply brief in January 2021. The appeal is now fully briefed and pending resolution.

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

Popular has been also named as a defendant on a putative class action complaint captioned Golden v. Popular, Inc. filed in March 2020 before the U.S. District Court for the Southern District of New York, seeking damages, restitution and injunctive relief. Plaintiff alleges breach of contract, violation of the covenant of good faith and fair dealing, unjust enrichment and violation of New York consumer protection law due to Popular’s purported practice of charging OD Fees on transactions that, under plaintiffs’ theory, do not overdraw the account. Plaintiff describes Popular’s purported practice of charging OD Fees as “Authorize Positive, Purportedly Settle Negative Transactions” (“APPSN”) and states that Popular assesses OD Fees over authorized transactions for which sufficient funds are held for settlement. In August 2020, Popular filed a Motion to Dismiss on several grounds, including failure to state a claim against Popular, Inc. and improper venue. In October 2020, Plaintiffs filed a Notice of Voluntary Dismissal before the U.S. District Court for the Southern District of New York and, simultaneously, filed an identical complaint in the U.S. District Court for the District of the Virgin Islands against Popular, Inc., Popular Bank and BPPR. In November 2020, Plaintiffs filed a Notice of Voluntary Dismissal against Popular, Inc. and Popular Bank following a Motion to Dismiss filed on behalf of such entities which argued failure to state a claim and lack of minimum contacts of such parties with the U.S.V.I. district court jurisdiction. BPPR, the only defendant remaining in the case, was served with process in November 2020 and filed a Motion to Dismiss in January 2021 which is now fully briefed and pending resolution.

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

The Involuntary Debtors filed a motion to dismiss the proceedings and for damages against the syndicate, arguing both that this petition was filed in bad faith and that there was a bona fide dispute as to the petitioners’ claims, as set forth in the counterclaim filed by the Involuntary Debtors in local court. In October 2019, the Court entered an Opinion and Order determining that the involuntary petitions were not filed in bad faith and issued an order for relief under Chapter 11 of the U.S. Bankruptcy Code granting the involuntary petitions. In October 2019, the debtors filed a Notice of Appeal to the U.S. District Court, which affirmed the Bankruptcy Court’s order for relief in November 2020. In January 2021, Debtors filed a Notice of Appeal from this decision before the U.S. Court of Appeals for the First Circuit.

In February 2020, the Debtors initiated an adversary proceeding seeking in excess of $80 million in damages, alleging that in 2016 the Lenders illegally foreclosed on their accounts receivable and as a result illegally interfered with contracts entered with third parties, forcing the Debtors into bankruptcy. Debtors further sought a judgment declaring that Lenders did not possess security interests over certain personal property of the Debtors because either such security interests were not adequately perfected according to Puerto Rico law, or the security interests were lost upon the lapsing date of the financing statements that the Lenders had originally perfected in connection with such interests. Debtors amended their adversary complaint to include references to the Lenders’ Syndicate and BPPR’s proof of claims and formally object to such proof of claims, as well as to demand that the District Court, not the Bankruptcy Court, entertain the complaint, requesting trial by jury on all counts. Lenders filed a Motion to dismiss in June 2020. In September 2020, the Court granted the parties an extension of all pending deadlines for 30 days in furtherance of settlement negotiations, and, thereafter, the Court granted, at the request of the parties, multiple additional 30-day extensions for the parties to continue settlement conversations. On April 28, 2021, the Lenders, the Debtors and other related parties executed a settlement agreement that contemplated the resolution of any and all claims between the parties as part of the bankruptcy proceedings. On May 17, 2021, the Bankruptcy Court entered an order approving the settlement agreement, and, on May 21 and June 9, 2021, the Bankruptcy Court entered orders approving the disclosure statement and the Chapter 11 plan of reorganization, respectively. The financial closing of the settlement agreement took place on June 30, 2021. This matter is now closed.

POPULAR BANK

Employment-Related Litigation

In July 2019, Popular Bank (“PB”) was served in a putative class complaint in which it was named as a defendant along with five (5) current PB employees (collectively, the “AB Defendants”), captioned Aileen Betances, et al. v. Popular Bank, et al., filed before the

Supreme Court of the State of New York (the “AB Action”). The complaint, filed by five (5) current and former PB employees, seeks to recover damages for the AB Defendants' alleged violation of local and state sexual harassment, discrimination and retaliation laws. Additionally, in July 2019, PB was served in a putative class complaint in which it was named as a defendant along with six (6) current PB employees (collectively, the “DR Defendants”), captioned Damian Reyes, et al. v. Popular Bank, et al., filed before the Supreme Court of the State of New York (the “DR Action”). The DR Action, filed by three (3) current and former PB employees, seeks to recover damages for the DR Defendants’ alleged violation of local and state discrimination and retaliation laws. Plaintiffs in both complaints are represented by the same legal counsel, and five of the six named individual defendants in the DR Action are the same named individual defendants in the AB Action. Both complaints are related, among other things, to allegations of purported sexual harassment and/or misconduct by a former PB employee as well as PB’s actions in connection thereto and seek no less than $100 million in damages each. In October 2019, PB and the other defendants filed several Motions to Dismiss. Plaintiffs opposed the motions in December 2019 and PB and the other defendants replied in January 2020. In July 2020, a hearing to discuss the motions to dismiss filed by PB in both actions was held, at which the Court dismissed one of the causes of action included by plaintiffs in the AB Action.

On June 28, 2021, the Court in the AB Action entered a judgment dismissing all claims except those regarding the principal plaintiff Aileen Betances against PB for retaliation, and Betances’ claim against three (3) other AB Defendants for aiding/abetting the alleged retaliation. Also, on July 1, 2021, the Court in the DR action entered a partial judgment dismissing all claims against the individual DR Defendants, with all surviving claims being against PB and limited to local retaliation claims and local and state discrimination claims. On July 22, 2021, Plaintiffs in both the AB Action and the DR Action filed notices of appeal of both judgments. PB’s and the remaining AB Defendants’ answer to the complaint as to the surviving claims in the AB Action, as well as PB’s answer to the complaint as to the surviving claims in the DR Action, are both due on August 11, 2021.

POPULAR SECURITIES

Puerto Rico Bonds and Closed-End Investment Funds

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and, as of June 30, 2021, is named as a respondent (among other broker-dealers) in 120 pending arbitration proceedings with aggregate claimed amounts of approximately $131 million, including one arbitration with claimed damages of approximately $30 million. While Popular Securities believes it has meritorious defenses to the claims asserted in these proceedings, it has often determined that it is in its best interest to settle certain claims rather than expend the money and resources required to see such cases to completion. The Puerto Rico Government’s defaults and non-payment of its various debt obligations, as well as the Commonwealth’s and the Financial Oversight Management Board’s (the “Oversight Board”) decision to pursue restructurings under Title III and Title VI of PROMESA, have impacted the number of customer complaints (and claimed damages) filed against Popular Securities concerning Puerto Rico bonds and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the arbitration proceedings described above, or a significant increase in customer complaints, could have a material adverse effect on Popular.

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

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities and agency collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 23 to the Consolidated Financial Statements for additional information on the debt securities outstanding at June 30, 2021 and December 31, 2020, which are classified as available-for-sale and trading securities in the Corporation’s Consolidated Statements of Financial Condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at June 30, 2021 and December 31, 2020.

(In thousands)	June 30, 2021	December 31, 2020
Assets
Servicing assets:
Mortgage servicing rights	$93,391	$90,273
Total servicing assets	$93,391	$90,273
Other assets:
Servicing advances	$9,392	$8,769
Total other assets	$9,392	$8,769
Total assets	$102,783	$99,042
Maximum exposure to loss	$102,783	$99,042

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $8.5 billion at June 30, 2021 (December 31, 2020 - $8.7 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at June 30, 2021 and December 31, 2020, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at June 30, 2021.

Note 22 – Related party transactions

The Corporation considers its equity method investees as related parties. The following provides information on transactions with equity method investees considered related parties.

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of June 30, 2021, the Corporation held 11,654,803 shares of EVERTEC, representing an ownership stake of 16.19%. The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

The Corporation recorded $1.2 million in dividends distributions during the six months ended June 30, 2021 from its investments in EVERTEC (June 30, 2020 - $1.2 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the Consolidated Statements of Financial Condition.
(In thousands)	June 30, 2021	December 31, 2020
Equity investment in EVERTEC	$99,987	$86,158

The Corporation had the following financial condition balances outstanding with EVERTEC at June 30, 2021 and December 31, 2020. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	June 30, 2021	December 31, 2020
Accounts receivable (Other assets)	$3,376	$5,678
Deposits	(109,701)	(125,361)
Accounts payable (Other liabilities)	(3,374)	(2,395)
Net total	$(109,699)	$(122,078)

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income (loss) and changes in stockholders’ equity for the quarters and six months ended June 30, 2021 and 2020.

	Quarter ended	Six months ended
(In thousands)	June 30, 2021	June 30, 2021
Share of income from the investment in EVERTEC	$7,967	$13,716
Share of other changes in EVERTEC's stockholders' equity	237	400
Share of EVERTEC's changes in equity recognized in income	$8,204	$14,116

	Quarter ended	Six months ended
(In thousands)	June 30, 2020	June 30, 2020
Share of income from the investment in EVERTEC	$2,511	$6,113
Share of other changes in EVERTEC's stockholders' equity	(119)	666
Share of EVERTEC's changes in equity recognized in income	$2,392	$6,779

The following tables present the transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters and six months ended June 30, 2021 and 2020. Items that represent expenses to the Corporation are presented with parenthesis.

	Quarter ended	Six months ended
(In thousands)	June 30, 2021	June 30, 2021	Category
Interest expense on deposits	$(75)	$(164)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,976	13,429	Other service fees
Rental income charged to EVERTEC	1,396	2,943	Net occupancy
Processing fees on services provided by EVERTEC	(60,740)	(120,881)	Professional fees
Other services provided to EVERTEC	219	340	Other operating expenses
Total	$(52,224)	$(104,333)

	Quarter ended	Six months ended
(In thousands)	June 30, 2020	June 30, 2020	Category
Interest expense on deposits	$(90)	$(157)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	4,530	10,019	Other service fees
Rental income charged to EVERTEC	1,768	3,536	Net occupancy
Processing fees on services provided by EVERTEC	(51,405)	(107,001)	Professional fees
Other services provided to EVERTEC	280	541	Other operating expenses
Total	$(44,917)	$(93,062)

Centro Financiero BHD León

At June 30, 2021, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the six months ended June 30, 2021, the Corporation recorded $12.6 million in earnings from its investment in BHD León (June 30, 2020 - $14.9 million), which had a carrying amount of $164.5 million at June 30, 2021 (December 31, 2020 - $153.1 million). The Corporation received $4.3 million in dividends distributions during the six months ended June 30, 2021 from its investment in BHD León (June 30, 2020 - $13.2 million).

Investment Companies

The Corporation, through its subsidiary Popular Asset Management LLC (“PAM”), provides advisory services to several investment companies registered under the Investment Company Act of 1940 in exchange for a fee. The Corporation, through its subsidiary BPPR, also provides administrative, custody and transfer agency services to these investment companies. These fees are calculated at an annual rate of the average net assets of the investment company, as defined in each agreement. Due to its advisory role, the Corporation considers these investment companies as related parties.

For the six months ended June 30, 2021 administrative fees charged to these investment companies amounted to $2.3 million (June 30, 2020 - $3.2 million) and waived fees amounted to $0.8 million (June 30, 2020 - $1.2 million), for a net fee of $1.5 million (June 30, 2020 - $2.0 million).

The Corporation, through its subsidiary BPPR, has also entered into certain uncommitted credit facilities with those investment companies. As of June 30, 2021, the available lines of credit facilities amounted to $255 million (December 31, 2020 - $275 million). The aggregate sum of all outstanding balances under all credit facilities that may be made available by BPPR, from time to time, to those investment companies for which PAM acts as investment advisor or co-investment advisor, shall never exceed the lesser of $200 million or 10% of BPPR’s capital. At June 30, 2021 there was no outstanding balance for these credit facilities.

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020:

At June 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$399,994	$11,579,320	$-	$11,979,314
Obligations of U.S. Government sponsored entities	-	90	-	90
Collateralized mortgage obligations - federal agencies	-	282,922	-	282,922
Mortgage-backed securities	-	10,071,727	938	10,072,665
Other	-	176	-	176
Total debt securities available-for-sale	$399,994	$21,934,235	$938	$22,335,167
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$10,060	$-	$-	$10,060
Obligations of Puerto Rico, States and political subdivisions	-	96	-	96
Collateralized mortgage obligations	-	64	250	314
Mortgage-backed securities	-	25,100	-	25,100
Other	-	-	361	361
Total trading account debt securities, excluding derivatives	$10,060	$25,260	$611	$35,931
Equity securities	$-	$33,781	$-	$33,781
Mortgage servicing rights	-	-	119,467	119,467
Derivatives	-	23,573	-	23,573
Total assets measured at fair value on a recurring basis	$410,054	$22,016,849	$121,016	$22,547,919
Liabilities
Derivatives	$-	$(20,960)	$-	$(20,960)
Total liabilities measured at fair value on a recurring basis	$-	$(20,960)	$-	$(20,960)

At December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$3,499,781	$7,288,259	$-	$10,788,040
Obligations of U.S. Government sponsored entities	-	60,184	-	60,184
Collateralized mortgage obligations - federal agencies	-	392,132	-	392,132
Mortgage-backed securities	-	10,319,547	1,014	10,320,561
Other	-	235	-	235
Total debt securities available-for-sale	$3,499,781	$18,060,357	$1,014	$21,561,152
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$11,506	$-	$-	$11,506
Obligations of Puerto Rico, States and political subdivisions	-	103	-	103
Collateralized mortgage obligations	-	68	278	346
Mortgage-backed securities	-	24,338	-	24,338
Other	-	-	381	381
Total trading account debt securities, excluding derivatives	$11,506	$24,509	$659	$36,674
Equity securities	$-	$29,590	$-	$29,590
Mortgage servicing rights	-	-	118,395	118,395
Derivatives	-	20,785	-	20,785
Total assets measured at fair value on a recurring basis	$3,511,287	$18,135,241	$120,068	$21,766,596
Liabilities
Derivatives	$-	$(18,925)	$-	$(18,925)
Total liabilities measured at fair value on a recurring basis	$-	$(18,925)	$-	$(18,925)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the quarters and six months ended June 30, 2021 and 2020 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Six months ended June 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$19,369	$19,369	$(2,957)
Loans held-for-sale[2]	-	-	8,700	8,700	(596)
Other real estate owned[3]	-	-	7,942	7,942	(1,503)
Long-lived assets held-for-sale[4]	-	-	2,728	2,728	(303)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$38,739	$38,739	$(5,359)

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

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six months ended June 30, 2021 and 2020.

Quarter ended June 30, 2021
	MBS	CMOs	Other
	classified	classified	securities
	as debt	as trading	classified
	securities	account	as trading	Mortgage
	available-	debt	account debt	servicing	Total
(In thousands)	for-sale	securities	securities	rights	assets
Balance at March 31, 2021	$934	$251	$372	$122,543	$124,100
Gains (losses) included in earnings	-	-	(11)	(6,249)	(6,260)
Gains (losses) included in OCI	4	-	-	-	4
Additions	-	23	-	3,173	3,196
Settlements	-	(24)	-	-	(24)
Balance at June 30, 2021	$938	$250	$361	$119,467	$121,016
Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2021	$-	$-	$5	$(2,036)	$(2,031)

Six months ended June 30, 2021
	MBS		Other
	classified	CMOs	securities
	as investment	classified	classified
	securities	as trading	as trading	Mortgage
	available-	account	account	servicing	Total
(In thousands)	for-sale	securities	securities	rights	assets
Balance at January 1, 2021	$1,014	$278	$381	$118,395	$120,068
Gains (losses) included in earnings	-	-	(20)	(5,737)	(5,757)
Gains (losses) included in OCI	(1)	-	-	-	(1)
Additions	-	24	-	6,809	6,833
Settlements	(75)	(52)	-	-	(127)
Balance at June 30, 2021	$938	$250	$361	$119,467	$121,016
Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2021	$-	$-	$9	$3,126	$3,135

Quarter ended June 30, 2020
	MBS		Other
	classified	CMOs	securities
	as investment	classified	classified
	securities	as trading	as trading	Mortgage
	available-	account	account	servicing	Total
(In thousands)	for-sale	securities	securities	rights	assets
Balance at March 31, 2020	$1,177	$467	$428	$147,311	$149,383
Gains (losses) included in earnings	-	(1)	(5)	(7,640)	(7,646)
Gains (losses) included in OCI	(1)	-	-	-	(1)
Additions	-	-	-	1,473	1,473
Settlements	(25)	(24)	-	-	(49)
Balance at June 30, 2020	$1,151	$442	$423	$141,144	$143,160
Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2020	$-	$(1)	$2	$(4,947)	$(4,946)

Six months ended June 30, 2020
	MBS		Other
	classified	CMOs	securities
	as investment	classified	classified
	securities	as trading	as trading	Mortgage
	available-	account	account	servicing	Total
(In thousands)	for-sale	securities	securities	rights	assets
Balance at January 1, 2020	$1,182	$530	$440	$150,906	$153,058
Gains (losses) included in earnings	-	-	(17)	(12,869)	(12,886)
Gains (losses) included in OCI	(6)	-	-	-	(6)
Additions	-	2	-	3,107	3,109
Settlements	(25)	(90)	-	-	(115)
Balance at June 30, 2020	$1,151	$442	$423	$141,144	$143,160
Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2020	$-	$1	$8	$(7,386)	$(7,377)

Gains and losses (realized and unrealized) included in earnings for the quarters and six months ended June 30, 2021 and 2020 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended June 30, 2021		Six months ended June 30, 2021
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
Mortgage banking activities	$(6,249)	$(2,036)	$(5,737)	$3,126
Trading account profit (loss)	(11)	5	(20)	9
Total	$(6,260)	$(2,031)	$(5,757)	$3,135

	Quarter ended June 30, 2020		Six months ended June 30, 2020
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
Mortgage banking activities	$(7,640)	$(4,947)	$(12,869)	$(7,386)
Trading account profit (loss)	(6)	1	(17)	9
Total	$(7,646)	$(4,946)	$(12,886)	$(7,377)

The following tables include quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources at June 30, 2021 and 2020.

	Fair value
	at June 30,
(In thousands)	2021		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$250		Discounted cash flow model	Weighted average life	1.0 years (0.3 - 1.2 years)
				Yield	3.6% (3.6% - 4.1%)
				Prepayment speed	13.1% (10.2% - 18.1%)
Other - trading	$361		Discounted cash flow model	Weighted average life	3.6 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$119,467		Discounted cash flow model	Prepayment speed	6.0% (0.3% - 33.1%)
				Weighted average life	6.2 years (0.1 - 13.1 years)
				Discount rate	11.1% (9.5% - 14.7%)
Loans held-in-portfolio	$18,565	[2]	External appraisal	Haircut applied on
				external appraisals	11.1% (10.0% - 30.5%)
Other real estate owned	$6,672	[3]	External appraisal	Haircut applied on
				external appraisals	20.3% (5.0% - 35.0%)
[1]					Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]					Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]					Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

	Fair value
	at June 30,
(In thousands)	2020		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$442		Discounted cash flow model	Weighted average life	1.4 years (0.7 - 1.5 years)
				Yield	3.8% (3.7% - 4.3%)
				Prepayment speed	18.3% (15.2% - 19.6%)
Other - trading	$423		Discounted cash flow model	Weighted average life	3.8 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$141,144		Discounted cash flow model	Prepayment speed	6.7% (0.3% - 24.6%)
				Weighted average life	6.2 years (0.1 - 14.4 years)
				Discount rate	11.2% (9.5% - 14.7%)
Loans held-in-portfolio	$5,121	[2]	External appraisal	Haircut applied on
				external appraisals	24.6% (10.0% - 40.1%)
Other real estate owned	$11,853	[3]	External appraisal	Haircut applied on
				external appraisals	21.7% (5.0% - 30.0%)
[1]					Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]					Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]					Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

The fair values reflected herein have been determined based on the prevailing rate environment at June 30, 2021 and December 31, 2020, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	June 30, 2021
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$530,849	$530,849	$-	$-	$530,849
Money market investments	17,802,801	17,796,803	5,997	-	17,802,800
Trading account debt securities, excluding derivatives[1]	35,931	10,060	25,260	611	35,931
Debt securities available-for-sale[1]	22,335,167	399,994	21,934,235	938	22,335,167
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$66,996	$-	$-	$80,012	$80,012
Collateralized mortgage obligation-federal agency	30	-	-	31	31
Securities in wholly owned statutory business trusts	11,561	-	11,561	-	11,561
Total debt securities held-to-maturity	$78,587	$-	$11,561	$80,043	$91,604
Equity securities:
FHLB stock	$56,436	$-	$56,436	$-	$56,436
FRB stock	94,498	-	94,498	-	94,498
Other investments	36,568	-	33,781	3,136	36,917
Total equity securities	$187,502	$-	$184,715	$3,136	$187,851
Loans held-for-sale	$85,315	$-	$-	$86,797	$86,797
Loans held-in-portfolio	28,276,827	-	-	27,238,968	27,238,968
Mortgage servicing rights	119,467	-	-	119,467	119,467
Derivatives	23,573	-	23,573	-	23,573
	June 30, 2021
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$57,633,768	$-	$57,633,768	$-	$57,633,768
Time deposits	7,008,008	-	6,974,494	-	6,974,494
Total deposits	$64,641,776	$-	$64,608,262	$-	$64,608,262
Assets sold under agreements to repurchase	$90,925	$-	$90,905	$-	$90,905
Notes payable:
FHLB advances	$494,469	$-	$504,583	$-	$504,583
Unsecured senior debt securities	297,208	-	323,643	-	323,643
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,943	-	402,045	-	402,045
Total notes payable	$1,176,620	$-	$1,230,271	$-	$1,230,271
Derivatives	$20,960	$-	$20,960	$-	$20,960
[1]	Refer to Note 23 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.

	December 31, 2020
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$491,065	$491,065	$-	$-	$491,065
Money market investments	11,640,880	11,634,851	6,029	-	11,640,880
Trading account debt securities, excluding derivatives[1]	36,674	11,506	24,509	659	36,674
Debt securities available-for-sale[1]	21,561,152	3,499,781	18,060,357	1,014	21,561,152
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$70,768	$-	$-	$83,298	$83,298
Collateralized mortgage obligation-federal agency	31	-	-	32	32
Securities in wholly owned statutory business trusts	11,561	-	11,561	-	11,561
Total debt securities held-to-maturity	$82,360	$-	$11,561	$83,330	$94,891
Equity securities:
FHLB stock	$49,799	$-	$49,799	$-	$49,799
FRB stock	93,045	-	93,045	-	93,045
Other investments	30,893	-	29,590	1,495	31,085
Total equity securities	$173,737	$-	$172,434	$1,495	$173,929
Loans held-for-sale	$99,455	$-	$-	$102,189	$102,189
Loans held-in-portfolio	28,488,946	-	-	27,098,297	27,098,297
Mortgage servicing rights	118,395	-	-	118,395	118,395
Derivatives	20,785	-	20,785	-	20,785
	December 31, 2020
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$49,558,492	$-	$49,558,492	$-	$49,558,492
Time deposits	7,307,848	-	7,319,963	-	7,319,963
Total deposits	$56,866,340	$-	$56,878,455	$-	$56,878,455
Assets sold under agreements to repurchase	$121,303	$-	$121,257	$-	$121,257
Notes payable:
FHLB advances	$542,469	$-	$561,977	$-	$561,977
Unsecured senior debt securities	296,574	-	321,078	-	321,078
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,929	-	395,078	-	395,078
FRB advances	1,009	-	1,009	-	1,009
Total notes payable	$1,224,981	$-	$1,279,142	$-	$1,279,142
Derivatives	$18,925	$-	$18,925	$-	$18,925
[1]	Refer to Note 23 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.

The notional amount of commitments to extend credit at June 30, 2021 and December 31, 2020 is $ 9.5 billion and $ 9.3 billion, respectively, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at June 30, 2021 and December 31, 2020 is $ 26 million and $ 24 million respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 25 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and six months ended June 30, 2021 and 2020:

	Quarters ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2021	2020	2021	2020
Net income	$218,079	$127,628	$480,711	$161,930
Preferred stock dividends	(353)	(353)	(706)	(1,053)
Net income applicable to common stock	$217,726	$127,275	$480,005	$160,877
Average common shares outstanding	81,609,435	85,135,522	82,748,275	87,962,040
Average potential dilutive common shares	163,354	26,139	140,103	77,672
Average common shares outstanding - assuming dilution	81,772,789	85,161,661	82,888,378	88,039,712
Basic EPS	$2.67	$1.49	$5.80	$1.83
Diluted EPS	$2.66	$1.49	$5.79	$1.83

As disclosed in Note 17, during the quarter ended June 30, 2021, the Corporation entered into a $350 million accelerated share repurchase transaction (“ASR”) and, in connection therewith, received an initial delivery of 3,785,831 shares of common stock. The initial share delivery was accounted for as a treasury stock transaction. As part of this transaction, the Corporation entered into a forward contract, which remains outstanding as of June 30, 2021, for which the Corporation expects to receive additional shares upon termination of the ASR agreement. The dilutive EPS computation excludes 686,616 shares that at June 30, 2021 were estimated to be received under the ASR since the effect would be antidilutive.

For the quarter and six months ended June 30, 2021, the Corporation calculated the impact of potential dilutive common shares under the treasury stock method, consistent with the method used for the preparation of the financial statements for the year ended December 31, 2020. For a discussion of the calculation under the treasury stock method, refer to Note 30 of the Consolidated Financial Statements included in the 2020 Form 10-K.

Note 26 – Revenue from contracts with customers

The following table presents the Corporation’s revenue streams from contracts with customers by reportable segment for the quarters and six months ended June 30, 2021 and 2020.

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2021		2021
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$37,377	$2,776	$74,236	$5,537
Other service fees:
Debit card fees	12,213	245	23,555	480
Insurance fees, excluding reinsurance	9,835	820	18,073	1,429
Credit card fees, excluding late fees and membership fees	29,717	266	55,127	514
Sale and administration of investment products	5,970	-	11,510	-
Trust fees	6,289	-	12,304	-
Total revenue from contracts with customers [1]	$101,401	$4,107	$194,805	$7,960
[1]	The amounts include intersegment transactions of $2.0 million and $2.3 million, respectively, for the quarter and six months ended June 30, 2021.

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2020		2020
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$28,104	$2,059	$66,435	$5,387
Other service fees:
Debit card fees	6,853	229	16,852	467
Insurance fees, excluding reinsurance	8,183	531	15,871	1,268
Credit card fees, excluding late fees and membership fees	17,378	161	37,146	403
Sale and administration of investment products	4,910	-	11,173	-
Trust fees	5,731	-	11,117	-
Total revenue from contracts with customers [1]	$71,159	$2,980	$158,594	$7,525
[1]	The amounts include intersegment transactions of $2.1 million and $2.4 million, respectively, for the quarter and six months ended June 30, 2020.

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

Note 27 – Leases

The Corporation enters in the ordinary course of business into operating and finance leases for land, buildings and equipment. These contracts generally do not include purchase options or residual value guarantees. The remaining lease terms of 0.1 to 32.5 years considers options to extend the leases for up to 20.0 years. The Corporation identifies leases when it has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

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

On October 27, 2020, PB, the United States mainland banking subsidiary of the Corporation, authorized and approved a strategic realignment of its New York Metro branch network that resulted in eleven branch closures, of which nine were leased properties. The branch closures were completed on January 29, 2021. An impairment loss of ROU assets amounting to $15.9 million was recognized in connection with this transaction during the fourth quarter of 2020.

The following table presents the undiscounted cash flows of operating and finance leases for each of the following periods:
June 30, 2021
(In thousands)	Remaining 2021	2022	2023	2024	2025	Later Years	Total Lease Payments	Less: Imputed Interest	Total
Operating Leases	$13,961	$25,535	$23,358	$22,055	$19,087	$52,626	$156,622	$(20,009)	$136,613
Finance Leases	1,666	3,402	3,492	3,589	3,702	8,850	24,701	(3,821)	20,880

The following table presents the lease cost recognized by the Corporation in the Consolidated Statements of Operations as follows:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Finance lease cost:
Amortization of ROU assets	$475	$467	$1,056	$987
Interest on lease liabilities	265	288	538	601
Operating lease cost	7,150	7,914	14,205	15,828
Short-term lease cost	88	77	175	134
Variable lease cost	20	14	50	25
Sublease income	(19)	(30)	(38)	(60)
Net gain recognized from sale and leaseback transaction[1]	-	(5,550)	-	(5,550)
Total lease cost[2]	$7,979	$3,180	$15,986	$11,965
[1]

During the quarter ended June 30, 2020, the Corporation recognized the transfer of the Caparra Center as a sale. Since the sale and partial leaseback was considered to be at fair value, no portion of the gain on sale was deferred.

[2]	Total lease cost is recognized as part of net occupancy expense, except for the net gain recognized from the sale and leaseback transaction which was included as part of other operating income.

The following table presents supplemental cash flow information and other related information related to operating and finance leases.

	Six months ended June 30,
(Dollars in thousands)	2021		2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases[1]	$22,542		$15,769
Operating cash flows from finance leases	538		601
Financing cash flows from finance leases[1]	1,692		1,047
ROU assets obtained in exchange for new lease obligations:
Operating leases	$2,801		$11,457
Weighted-average remaining lease term:
Operating leases	8.1	years	8.3	years
Finance leases	8.7	years	7.0	years
Weighted-average discount rate:
Operating leases	3.0%		3.2%
Finance leases	5.1%		5.7%
[1]

During the quarter ended March 31, 2021, the Corporation made base lease termination payments amounting to $7.8 million in connection with the closure of nine branches as a result of the strategic realignment of PB’s New York Metro branch network.

As of June 30, 2021, the Corporation has additional operating leases contracts that have not yet commenced with an undiscounted contract amount of $2.9 million, which will have lease terms ranging from 10 to 20 years.

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

The components of net periodic cost for the Pension Plans and the OPEB Plan for the periods presented were as follows:

	Pension Plans		OPEB Plan
	Quarters ended June 30,		Quarters ended June 30,
(In thousands)	2021	2020	2021	2020
Personnel Cost:
Service cost	$-	$-	$160	$178
Other operating expenses:
Interest cost	3,998	5,847	893	1,228
Expected return on plan assets	(9,670)	(9,526)	-	-
Amortization of prior service cost/(credit)	-	-	-	-
Amortization of net loss	4,720	5,220	469	142
Total net periodic pension cost	$(952)	$1,541	$1,522	$1,548

	Pension Plans		OPEB Plan
	Six months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Personnel Cost:
Service cost	$-	$-	$320	$356
Other operating expenses:
Interest cost	7,996	11,694	1,785	2,456
Expected return on plan assets	(19,341)	(19,052)	-	-
Amortization prior service cost/(credit)	-	-	-	-
Amortization of net loss	9,440	10,440	939	284
Total net periodic pension cost	$(1,905)	$3,082	$3,044	$3,096

The Corporation paid the following contributions to the plans for the six months ended June 30, 2021 and expects to pay the following contributions for the year ending December 31, 2021.

	For the six months ended	For the year ending
(In thousands)	June 30, 2021	December 31, 2021
Pension Plans	$114	$229
OPEB Plan	$3,030	$6,333

Note 29 - Stock-based compensation

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

The restricted stock granted under the Incentive Plan to employees becomes vested based on the employees’ continued service with Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock is determined based on a two-prong vesting schedule. The first part is vested ratably over five years commencing at the date of grant (“the graduated vesting portion”) and the second part is vested at termination of employment after attainment of 55 years of age and 10 years of service (“the retirement vesting portion”). The graduated vesting portion is accelerated at termination of employment after attaining 55 years of age and 10 years of service. The vesting schedule for restricted shares granted on or after 2014 and prior to 2021 was modified as follows, the graduated vesting portion is vested ratably over four years commencing at the date of the grant and the retirement vesting portion is vested at termination of employment after attainment of the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. The graduated vesting portion is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. Restricted stock granted on or after 2021 will vest ratably in equal annual installments over a period of 4 years or 3 years, depending on the classification of the employee.

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

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2019	345,365	$41.68
Granted	253,943	42.49
Performance Shares Quantity Adjustment	(7)	48.79
Vested	(234,421)	42.64
Forfeited	(6,368)	44.26
Non-vested at December 31, 2020	358,512	$41.23
Granted	191,479	69.38
Performance Shares Quantity Adjustment	54,306	54.21
Vested	(268,202)	55.29
Forfeited	(2,429)	42.52
Non-vested at June 30, 2021	333,666	$47.89

During the quarter ended June 30, 2021, 66,866 shares of restricted stock (June 30, 2020 – 125,539) were awarded to management under the Incentive Plan. During the quarters ended June 30, 2021 and 2020, no performance shares were awarded to management under the Incentive Plan. For the six months ended June 30, 2021, 120,105 shares of restricted stock (June 30, 2020 – 213,245) and 71,374 performance shares (June 30, 2020 - 64,815) were awarded to management under the Incentive Plan.

During the quarter ended June 30, 2021, the Corporation recognized $2.3 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.5 million (June 30, 2020 - $2.0 million, with a tax benefit of $0.5 million). For the six months ended June 30, 2021, the Corporation recognized $6.2 million of restricted stock expense related to management incentive awards, with a tax benefit of $1.1 million (June 30, 2020 - $5.7 million, with a tax benefit of $0.9 million). For the six months ended June 30, 2021, the fair market value of the restricted stock and performance shares vested was $6.9 million at grant date and $10.2 million at vesting date. This differential triggers a windfall of $2.5 million that was recorded as a reduction on income tax expense. During the quarter ended June 30, 2021 the Corporation recognized $0.3 million of performance shares expense, with a tax benefit of $12 thousand (June 30, 2020 - $0.3 million, with a tax benefit of $24 thousand). For the six months ended June 30, 2021, the Corporation recognized $4.6 million of performance shares expense, with a tax benefit of $0.5 million (June 30, 2020 - $2.8 million, with a tax benefit of $0.3 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at June 30, 2021 was $12.1 million and is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:
(Not in thousands)	Restricted Stock units	Weighted-Average Grant Date Fair Value per Unit
Non-vested at December 31, 2019	$-	$-
Granted	43,866	35.47
Vested	(43,866)	35.47
Forfeited	-	-
Non-vested at December 31, 2020	$-	$-
Granted	19,534	78.24
Vested	(19,534)	78.24
Forfeited	-	-
Non-vested at June 30, 2021	$-	$-

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

For 2021 and 2020, all Directors elected RSU. During the quarter ended June 30, 2021, 19,010 RSUs were granted to the Directors (June 30, 2020 - 42,003) and the Corporation recognized expense related to these RSUs of $1.8 million with a tax benefit of $0.3 million (June 30, 2020 - $1.5 million with a tax benefit of $0.3 million). For the six months ended June 30, 2021, the Corporation granted 19,534 RSU to the Directors (June 30, 2020 - 42,301) and the Corporation recognized $1.8 million of expense related to these RSU, with a tax benefit of $0.3 million, (June 30, 2020 - $1.5 million, with a tax benefit of $0.3 million). The fair value at vesting date of the RSU vested during the six months ended June 30, 2021 for directors was $1.5 million.

Note 30 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	June 30, 2021		June 30, 2020
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$109,189	38%	$57,096	38%
Net benefit of tax exempt interest income	(36,840)	(13)	(29,424)	(19)
Deferred tax asset valuation allowance	5,832	2	2,610	2
Difference in tax rates due to multiple jurisdictions	(4,881)	(2)	(4,210)	(3)
Effect of income subject to preferential tax rate	(1,405)	(1)	(2,727)	(2)
Adjustment due to estimate on the annual effective rate	(405)	-	(2,153)	(2)
State and local taxes	2,530	1	2,614	2
Others	(927)	-	822	-
Income tax expense	$73,093	25%	$24,628	16%

	Six months ended
	June 30, 2021		June 30, 2020
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$236,488	38%	$71,121	38%
Net benefit of tax exempt interest income	(71,003)	(11)	(62,320)	(33)
Deferred tax asset valuation allowance	16,153	3	8,148	4
Difference in tax rates due to multiple jurisdictions	(15,829)	(3)	4,665	2
Effect of income subject to preferential tax rate	(4,734)	(1)	(4,627)	(2)
Adjustment due to estimate on the annual effective rate	(10,733)	(2)	6,851	4
State and local taxes	2,591	-	2,059	1
Others	(3,009)	-	1,828	1
Income tax expense	$149,924	24%	$27,725	15%

For the quarter and six months ended June 30, 2021, the Corporation recorded an income tax expense of $73.1 million and $149.9 million, respectively, compared to $24.6 million and $27.7 million for the respective periods of 2020. The increase in income tax expense was primarily due to higher pre-tax income net of the impact of higher net exempt interest income during the quarter and six months ended June 30, 2021.

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

	June 30, 2021
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$3,003	$2,781	$5,784
Net operating loss and other carryforward available	131,938	690,284	822,222
Postretirement and pension benefits	75,555	-	75,555
Deferred loan origination fees	20,174	(3,570)	16,604
Allowance for credit losses	270,124	39,463	309,587
Accelerated depreciation	4,400	7,283	11,683
FDIC-assisted transaction	152,665	-	152,665
Intercompany deferred gains	1,782	-	1,782
Lease liability	21,554	25,042	46,596
Difference in outside basis from pass-through entities	61,140	-	61,140
Other temporary differences	39,801	8,335	48,136
Total gross deferred tax assets	782,136	769,618	1,551,754
Deferred tax liabilities:
Indefinite-lived intangibles	74,970	49,933	124,903
Unrealized net gain (loss) on trading and available-for-sale securities	43,406	6,776	50,182
Right of use assets	19,466	21,314	40,780
Other temporary differences	51,885	1,507	53,392
Total gross deferred tax liabilities	189,727	79,530	269,257
Valuation allowance	121,614	416,119	537,733
Net deferred tax asset	$470,795	$273,969	$744,764

	December 31, 2020
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$3,003	$5,269	$8,272
Net operating loss and other carryforward available	124,355	698,842	823,197
Postretirement and pension benefits	80,179	-	80,179
Deferred loan origination fees	12,079	(2,652)	9,427
Allowance for credit losses	373,010	38,606	411,616
Accelerated depreciation	3,439	5,390	8,829
FDIC-assisted transaction	152,665	-	152,665
Intercompany deferred gains	1,728	-	1,728
Lease liability	22,790	18,850	41,640
Difference in outside basis from pass-through entities	61,222	-	61,222
Other temporary differences	38,954	7,344	46,298
Total gross deferred tax assets	873,424	771,649	1,645,073
Deferred tax liabilities:
Indefinite-lived intangibles	73,305	37,745	111,050
Unrealized net gain (loss) on trading and available-for-sale securities	67,003	8,595	75,598
Right of use assets	20,708	15,510	36,218
Other temporary differences	50,247	1,169	51,416
Total gross deferred tax liabilities	211,263	63,019	274,282
Valuation allowance	112,871	407,225	520,096
Net deferred tax asset	$549,290	$301,405	$850,695

The net deferred tax asset shown in the table above at June 30, 2021 is reflected in the consolidated statements of financial condition as $0.7 billion in net deferred tax assets in the “Other assets” caption (December 31, 2020 - $0.9 billion) and $849 thousand in deferred tax liabilities in the “Other liabilities” caption (December 31, 2020 - $897 thousand), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation in their respective tax jurisdiction, Puerto Rico or the United States.

At June 30, 2021 the net deferred tax asset of the U.S. operations amounted to $690 million with a valuation allowance of approximately $416 million, for a net deferred tax asset after valuation allowance of approximately $274 million. The Corporation evaluates the realization of the deferred tax asset by taxing jurisdiction. The U.S. operation is not in a cumulative three-year loss position and had sustained profitability for the three-year period ended June 30, 2021 with strong pre-tax income for the first two quarters of 2021. This objectively verifiable positive evidence, together with the positive evidence of stable credit metrics, in combination with the length of the expiration of the NOLs are enough to overcome any negative evidence related to the COVID-19 pandemic and the uncertainty created by new variants. As of June 30, 2021, after weighting all positive and negative evidence, the Corporation concluded that it is more likely than not that approximately $274 million of the deferred tax asset from the U.S. operations, comprised mainly of net operating losses, will be realized. The Corporation based this determination on its estimated earnings available to realize the deferred tax asset for the remaining carryforward period, together with the historical level of book income adjusted by permanent differences. Management will continue to monitor and review the U.S. operation’s results and the pre-tax earnings forecast on a quarterly basis to assess the future realization of the deferred tax asset. Management will closely monitor factors, including, net income versus forecast, targeted loan growth, net interest income margin, allowance for credit losses, charge offs, NPLs inflows and NPA balances.

At June 30, 2021, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $471 million net of valuation allowance pertaining to the Holding Company operation.

The Corporation’s Puerto Rico Banking operation is not in a cumulative three-year loss position and had sustained profitability for the three-year period ended June 30, 2021. This is considered a strong piece of objectively verifiable positive evidence that outweighs any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized as of June 30, 2021.

The Holding Company operation is in a cumulative loss position, taking into account taxable income exclusive of reversing temporary differences, for the three years period ending June 30, 2021. Management expects these losses will be a trend in future years. This objectively verifiable negative evidence is considered by management a strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, the Corporation has maintained a valuation allowance on the deferred tax asset of $122 million as of June 30, 2021.

The reconciliation of unrecognized tax benefits, excluding interest, was as follows:

(In millions)	2021	2020
Balance at January 1	$14.8	$16.3
Balance at March 31	$14.8	$16.3
Balance at June 30	$14.8	$16.3

At June 30, 2021, the total amount of accrued interest recognized in the statement of financial condition approximated $5.5 million (December 31, 2020 - $4.8 million). The total interest expense recognized at June 30, 2021 was $727 thousand (June 30, 2020 - $1.3 million). Management determined that at June 30, 2021 and December 31, 2020 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $10.8 million at June 30, 2021 (December 31, 2020 - $10.2 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At June 30, 2021, the following years remain subject to examination in the U.S. Federal jurisdiction: 2017 and thereafter; and in the Puerto Rico jurisdiction, 2014, 2016 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $14.2 million, including interest.

Note 31 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the six months ended June 30, 2021 and June 30, 2020 are listed in the following table:

(In thousands)	June 30, 2021	June 30, 2020
Non-cash activities:
Loans transferred to other real estate	$22,012	$16,394
Loans transferred to other property	22,450	18,306
Total loans transferred to foreclosed assets	44,462	34,700
Loans transferred to other assets	2,846	3,613
Financed sales of other real estate assets	7,329	7,671
Financed sales of other foreclosed assets	21,398	14,845
Total financed sales of foreclosed assets	28,727	22,516
Financed sale of premises and equipment	8,502	31,350
Transfers from premises and equipment to long-lived assets held-for-sale	26,222	-
Transfers from loans held-in-portfolio to loans held-for-sale	47,227	28,557
Transfers from loans held-for-sale to loans held-in-portfolio	1,886	11,880
Loans securitized into investment securities[1]	381,053	153,546
Trades receivable from brokers and counterparties	78,007	33,206
Trades payable to brokers and counterparties	12,400	470,849
Receivables from investments maturities	50,000	-
Recognition of mortgage servicing rights on securitizations or asset transfers	6,809	3,107
Loans booked under the GNMA buy-back option	19,669	457,703
Capitalization of lease right of use asset	4,567	17,138
[1] Includes loans securitized into trading securities and subsequently sold before quarter end.

The following table provides a reconciliation of cash and due from banks, and restricted cash reported within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

(In thousands)	June 30, 2021	June 30, 2020
Cash and due from banks	$524,083	$430,077
Restricted cash and due from banks	6,766	5,002
Restricted cash in money market investments	5,997	6,046
Total cash and due from banks, and restricted cash[2]	$536,846	$441,125
[2]	Refer to Note 4 - Restrictions on cash and due from banks and certain securities for nature of restrictions.

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at June 30, 2021, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

• Other financial services include the trust service units of BPPR, asset management services of Popular Asset Management, the brokerage and investment banking operations of Popular Securities, and the insurance agency and reinsurance businesses of Popular Insurance, Popular Risk Services, and Popular Life Re. Most of the services that are provided by these subsidiaries generate profits based on fee income.

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

The tables that follow present the results of operations and total assets by reportable segments:

2021
For the quarter ended June 30, 2021
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$419,200	$78,743	$1
Provision for credit losses (benefit)		(22,042)	4,856	-
Non-interest income		136,052	5,267	(137)
Amortization of intangibles		860	167	-
Depreciation expense		11,808	1,597	-
Other operating expenses		307,663	48,533	(136)
Income tax expense		63,614	10,163	-
Net income		$193,349	$18,694	$-
Segment assets		$62,104,522	$10,197,371	$(23,954)

For the quarter ended June 30, 2021
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$497,944	$(10,142)	$-	$487,802
Provision for credit losses (benefit)	(17,186)	171	-	(17,015)
Non-interest income	141,182	15,274	(1,916)	154,540
Amortization of intangibles	1,027	228	-	1,255
Depreciation expense	13,405	265	-	13,670
Other operating expenses	356,060	(1,852)	(948)	353,260
Income tax expense (benefit)	73,777	(313)	(371)	73,093
Net income	$212,043	$6,633	$(597)	$218,079
Segment assets	$72,277,939	$5,407,659	$(5,028,305)	$72,657,293

For the six months ended June 30, 2021
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$829,523	$157,912	$3
Provision for credit losses (benefit)		(67,403)	(31,864)	-
Non-interest income		271,260	10,933	(275)
Amortization of intangibles		1,721	333	-
Depreciation expense		23,951	3,925	-
Other operating expenses		614,583	101,727	(272)
Income tax expense		122,427	28,198	-
Net income		$405,504	$66,526	$-
Segment assets		$62,104,522	$10,197,371	$(23,954)

For the six months ended June 30, 2021
	Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.
Net interest income (expense)	$987,438	$(20,524)	$-	$966,914
Provision for credit losses (benefit)	(99,267)	26	-	(99,241)
Non-interest income	281,918	28,424	(2,149)	308,193
Amortization of intangibles	2,054	252	-	2,306
Depreciation expense	27,876	532	-	28,408
Other operating expenses	716,038	(1,182)	(1,857)	712,999
Income tax expense (benefit)	150,625	(646)	(55)	149,924
Net income	$472,030	$8,918	$(237)	$480,711
Segment assets	$72,277,939	$5,407,659	$(5,028,305)	$72,657,293

2020
For the quarter ended June 30, 2020
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$387,164	$73,704	$4
Provision for credit losses		59,789	2,681	-
Non-interest income		95,803	6,413	(136)
Amortization of intangibles		1,605	166	-
Depreciation expense		12,074	2,105	-
Other operating expenses		283,533	50,876	(135)
Income tax expense		18,105	7,267	-
Net income		$107,861	$17,022	$3
Segment assets		$51,967,412	$10,594,628	$(35,439)

For the quarter ended June 30, 2020
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$460,872	$(9,991)	$-	$450,881
Provision for credit losses (benefit)	62,470	(21)	-	62,449
Non-interest income	102,080	11,954	(1,979)	112,055
Amortization of intangibles	1,771	25	-	1,796
Depreciation expense	14,179	236	-	14,415
Other operating expenses	334,274	(1,345)	(909)	332,020
Income tax expense (benefit)	25,372	(330)	(414)	24,628
Net income	$124,886	$3,398	$(656)	$127,628
Segment assets	$62,526,601	$5,219,408	$(4,900,657)	$62,845,352

For the six months ended June 30, 2020
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$796,790	$146,393	$7
Provision for credit losses		173,371	78,672	-
Non-interest income		207,945	11,645	(276)
Amortization of intangibles		3,887	333	-
Depreciation expense		24,361	4,058	-
Other operating expenses		583,910	106,070	(272)
Income tax expense (benefit)		33,206	(4,684)	-
Net income (loss)		$186,000	$(26,411)	$3
Segment assets		$51,967,412	$10,594,628	$(35,439)

For the six months ended June 30, 2020
	Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.
Net interest income (expense)	$943,190	$(19,214)	$-	$923,976
Provision for credit losses	252,043	137	-	252,180
Non-interest income	219,314	21,415	(2,031)	238,698
Amortization of intangibles	4,220	49	-	4,269
Depreciation expense	28,419	482	-	28,901
Other operating expenses	689,708	(308)	(1,731)	687,669
Income tax expense (benefit)	28,522	(652)	(145)	27,725
Net income	$159,592	$2,493	$(155)	$161,930
Segment assets	$62,526,601	$5,219,408	$(4,900,657)	$62,845,352

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2021
For the quarter ended June 30, 2021
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$180,840	$237,155	$1,205	$-	$419,200
Provision for credit losses (benefit)	(17,751)	(4,291)	-	-	(22,042)
Non-interest income	28,832	81,294	26,329	(403)	136,052
Amortization of intangibles	53	694	113	-	860
Depreciation expense	5,231	6,413	164	-	11,808
Other operating expenses	90,132	193,716	24,238	(423)	307,663
Income tax expense	44,341	18,113	1,160	-	63,614
Net income	$87,666	$103,804	$1,859	$20	$193,349
Segment assets	$61,313,631	$30,633,318	$2,313,470	$(32,155,897)	$62,104,522

For the six months ended June 30, 2021
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$360,351	$466,541	$2,631	$-	$829,523
Provision for credit losses (benefit)	(45,357)	(22,046)	-	-	(67,403)
Non-interest income	54,573	167,491	49,987	(791)	271,260
Amortization of intangibles	107	1,388	226	-	1,721
Depreciation expense	10,520	13,098	333	-	23,951
Other operating expenses	176,960	393,032	45,506	(915)	614,583
Income tax expense	86,449	33,695	2,283	-	122,427
Net income	$186,245	$214,865	$4,270	$124	$405,504
Segment assets	$61,313,631	$30,633,318	$2,313,470	$(32,155,897)	$62,104,522
2020
For the quarter ended June 30, 2020
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$159,725	$223,634	$3,805	$-	$387,164
Provision for credit losses	8,870	50,919	-	-	59,789
Non-interest income	25,255	47,266	23,525	(243)	95,803
Amortization of intangibles	50	902	653	-	1,605
Depreciation expense	5,077	6,836	161	-	12,074
Other operating expenses	73,451	189,631	20,705	(254)	283,533
Income tax expense (benefit)	24,324	(8,235)	2,016	-	18,105
Net income	$73,208	$30,847	$3,795	$11	$107,861
Segment assets	$44,866,934	$27,443,801	$2,524,764	$(22,868,087)	$51,967,412

For the six months ended June 30, 2020
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$321,259	$466,690	$8,841	$-	$796,790
Provision for credit losses	19,183	154,188	-	-	173,371
Non-interest income	49,967	111,250	47,265	(537)	207,945
Amortization of intangibles	98	2,212	1,577	-	3,887
Depreciation expense	10,227	13,814	320	-	24,361
Other operating expenses	148,326	391,673	44,474	(563)	583,910
Income tax expense (benefit)	49,940	(21,187)	4,453	-	33,206
Net income	$143,452	$37,240	$5,282	$26	$186,000
Segment assets	$44,866,934	$27,443,801	$2,524,764	$(22,868,087)	$51,967,412

Geographic Information

The following information presents selected financial information based on the geographic location where the Corporation conducts its business. The banking operations of BPPR are primarily based in Puerto Rico, where it has the largest retail banking franchise. BPPR also conducts banking operations in the U.S. Virgin Islands, the British Virgin Islands and New York. BPPR’s banking operations in the United States include E-loan, an online platform used to offer personal loans, co-branded credit cards offerings and an online deposit gathering platform. In the Virgin Islands, the BPPR segment offers banking products, including loans and deposits. During the quarter ended June 30, 2021, the BPPR segment generated approximately $25.5 million (2020 - $28.7 million) in revenues from its operations in the United States, including net interest income, service charges on deposit accounts and other service fees. In addition, the BPPR segment generated $23.4 million in revenues (2020 - $22.3 million) from its operations in the U.S. and British Virgin Islands. At June 30, 2021, total assets for the BPPR segment related to its operations in the United States amounted to $595 million (2020 - $608 million).

Geographic Information
	Quarter ended		Six months ended
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues:[1]
Puerto Rico	$529,143	$451,744	$1,047,852	$941,380
United States	95,276	92,422	191,288	184,101
Other	17,923	18,770	35,967	37,193
Total consolidated revenues	$642,342	$562,936	$1,275,107	$1,162,674
[1]

Total revenues include net interest income, service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss), including impairment on equity securities, net (loss) profit on trading account debt securities, net (loss) gain on sale of loans, including valuation adjustment on loans held-for-sale, adjustments (expense) to indemnity reserves on loans sold, and other operating income.

Selected Balance Sheet Information:
(In thousands)	June 30, 2021	December 31, 2020
Puerto Rico
Total assets	$60,973,387	$54,143,954
Loans	20,030,055	20,413,112
Deposits	55,220,372	47,586,880
United States
Total assets	$10,788,871	$10,878,030
Loans	8,466,962	8,396,983
Deposits	7,651,800	7,672,549
Other
Total assets	$895,035	$904,016
Loans	650,915	674,556
Deposits[1]	1,769,604	1,606,911
[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

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

The Corporation has several investments which it accounts for under the equity method. As of June 30, 2021, the Corporation had a 16.19% interest in EVERTEC, Inc. (“EVERTEC”), whose operating subsidiaries provide transaction processing services throughout the Caribbean and Latin America, and service many of the Corporation’s systems infrastructure and transaction processing businesses. During the quarter and six months ended June 30, 2021, the Corporation recorded $8.2 million and $14.1 million, respectively, in earnings from its investment in EVERTEC, which had a carrying amount of $100 million as of the end of the quarter. Also, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter and six months ended June 30, 2021, the Corporation recorded $6.2 million and $12.6 million, respectively, in earnings from its investment in BHD León, which had a carrying amount of $165 million, as of the end of the quarter.

SIGNIFICANT EVENTS

Capital Actions

On May 3, 2021, the Corporation announced that it had entered into an accelerated share repurchase agreement (the “ASR Agreement”) to repurchase an aggregate of $350 million of Popular’s common stock. Under the terms of the ASR Agreement, on May 4, 2021 the Corporation made an initial payment of $350 million and received an initial delivery of 3,785,831 shares of Popular’s Common Stock (the “Initial Shares”). The transaction was accounted for as a treasury stock transaction. As a result of the receipt of the Initial Shares, the Corporation recognized in shareholders’ equity approximately $280 million in treasury stock and $70 million as a reduction in capital surplus. Upon the final settlement of the ASR Agreement, the Corporation expects to further adjust its treasury stock and capital surplus accounts to reflect the final delivery or receipt of cash or shares, which will depend on the volume-weighted average price of the Corporation’s common stock during the term of the ASR Agreement, less a discount. The final settlement of the ASR Agreement is expected to occur no later than the third quarter of 2021.

On May 6, 2021, the Corporation’s Board of Directors approved a quarterly cash dividend of $0.45 per share, an increase from the previous $0.40 per share quarterly dividend, on its outstanding common stock. The dividend was paid on July 1, 2021 to shareholders of record at the close of business on May 26, 2021.

OVERVIEW

Table 1 provides selected financial data and performance indicators for the quarters and six-month periods ended June 30, 2021 and 2020.

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

Net interest income on a taxable equivalent basis is a non-GAAP financial measure. Management believes that this presentation provides meaningful information since it facilitates the comparison of revenues arising from taxable and tax-exempt sources. Net interest income on a taxable equivalent basis is presented with its different components in Tables 2 and 3, along with the reconciliation to net interest income (GAAP), for the quarter and six-month periods ended June 30, 2021 as compared with the same periods in 2020, segregated by major categories of interest earning assets and interest-bearing liabilities.

Non-GAAP financial measures used by the Corporation may not be comparable to similarly named Non-GAAP financial measures used by other companies.

Financial highlights for the quarter ended June 30, 2021

• For the quarter ended June 30, 2021, the Corporation recorded net income of $ 218.1 million, compared to net income of $ 127.6 million for the same quarter of the previous year. Net interest margin for the second quarter of 2021 was 2.91%, a decrease of 34 basis points when compared to 3.25% for the same quarter of the previous year, mainly driven by higher money market and investment securities which carry a low yield, and the low interest rate environment, partially offset by higher interest and fees from loans under the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), and lower cost of deposits. On a taxable equivalent basis, the net interest margin was of 3.22%, compared to 3.56% for the same quarter of the previous year. The provision for credit losses for the loan portfolio was a benefit of $17.5 million, a decrease of $80.6 million when compared to the same quarter of 2020, reflecting positive changes to the economic outlook, qualitative reserves, and portfolio credit quality. Non-interest income was higher by $42.5 million mostly due to higher other service fees (credit and debit service fees) and higher service charges on deposit accounts, resulting from higher transactional volumes in part due to the business disruptions and the waiver of service charges and late fees related to the COVID-19 pandemic during 2020. Operating expenses were higher by $20.0 million principally due to higher personnel costs, mostly related to incentive compensation, and higher professional fees expenses.

• Total assets at June 30, 2021 amounted to $72.7 billion, compared to $65.9 billion, at December 31, 2020. The increase was mainly due to higher money market investments and debt securities available-for-sale.

• Total deposits at June 30, 2021 increased by $7.7 billion when compared to deposits at December 31, 2020, mainly due to higher Puerto Rico public sector deposits and higher retail and commercial demand deposits at BPPR.

• At June 30, 2021, the Corporation’s tangible book value per common share was $63.24.

• Capital ratios continued to be strong. As of June 30, 2021, the Corporation’s common equity tier 1 capital ratio was 16.55%, the tier 1 leverage ratio was 7.34%, and the total capital ratio was 19.09%. Refer to Table 8 for capital ratios.

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

The description of the Corporation’s business contained in Item 1 of the Corporation’s 2020 Form 10-K, while not all inclusive, discusses additional information about the business of the Corporation. Readers should also refer to “Part I - Item 1A” of the 2020 Form 10-K and “Part II - Item 1A” of any subsequent Form 10-Q for a discussion of certain risks and uncertainties to which the Corporation is subject, many beyond the Corporation’s control that, in addition to the other information in this Form 10-Q, readers should consider.

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 1 - Financial Highlights

Financial Condition Highlights
	Ending balances at			Average for the six months ended
(In thousands)	June 30, 2021	December 31, 2020	Variance	June 30, 2021	June 30, 2020	Variance
Money market investments	$17,802,801	$11,640,880	$6,161,921	$14,003,612	$5,999,029	$8,004,583
Investment securities	22,647,401	21,864,184	783,217	21,954,354	18,051,429	3,902,925
Loans	29,147,932	29,484,651	(336,719)	29,234,350	27,842,471	1,391,879
Earning assets	69,598,134	62,989,715	6,608,419	65,192,316	51,892,929	13,299,387
Total assets	72,657,293	65,926,000	6,731,293	68,237,653	55,076,592	13,161,061
Deposits	64,641,776	56,866,340	7,775,436	60,116,322	47,315,592	12,800,730
Borrowings	1,267,545	1,346,284	(78,739)	1,329,988	1,331,345	(1,357)
Stockholders’ equity	5,814,614	6,028,687	(214,073)	5,688,471	5,377,625	310,846

Operating Highlights	Quarters ended June 30,			Six months ended June 30,
(In thousands, except per share information)	2021	2020	Variance	2021	2020	Variance
Net interest income	$487,802	$450,881	$36,921	$966,914	$923,976	$42,938
Provision for credit losses (benefit)	(17,015)	62,449	(79,464)	(99,241)	252,180	(351,421)
Non-interest income	154,540	112,055	42,485	308,193	238,698	69,495
Operating expenses	368,185	348,231	19,954	743,713	720,839	22,874
Income before income tax	291,172	152,256	138,916	630,635	189,655	440,980
Income tax expense	73,093	24,628	48,465	149,924	27,725	122,199
Net income	$218,079	$127,628	$90,451	$480,711	$161,930	$318,781
Net income applicable to common stock	$217,726	$127,275	$90,451	$480,005	$160,877	$319,128
Net income per common share – basic	$2.67	$1.49	$1.18	$5.80	$1.83	$3.97
Net income per common share – diluted	$2.66	$1.49	$1.17	$5.79	$1.83	$3.96
Dividends declared per common share	$0.45	$0.40	$0.05	$0.85	$0.80	$0.05

		Quarters ended June 30,		Six months ended June 30,
Selected Statistical Information		2021	2020		2021	2020
Common Stock Data
End market price		$75.05	37.17		$75.05	37.17
Book value per common share at period end		71.82	68.40		71.82	68.40
Profitability Ratios
Return on assets		1.24%	0.87%		1.42%	0.59%
Return on common equity		15.43	9.74		17.08	6.06
Net interest spread		2.82	3.11		2.89	3.40
Net interest spread (taxable equivalent) - Non-GAAP		3.13	3.42		3.21	3.75
Net interest margin		2.91	3.25		2.99	3.58
Net interest margin (taxable equivalent) - Non-GAAP		3.22	3.56		3.31	3.93
Capitalization Ratios
Average equity to average assets		8.08%	8.97%		8.34%	9.76%
Common equity Tier 1 capital		16.55	15.71		16.55	15.71
Tier I capital		16.62	15.78		16.62	15.78
Total capital		19.09	18.29		19.09	18.29
Tier 1 leverage		7.34	8.13		7.34	8.13

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

OPERATING RESULTS ANALYSIS

NET INTEREST INCOME

Net interest income for the second quarter of 2021 was $487.8 million, an increase of $36.9 million when compared to $450.9 million for the same quarter of 2020. Taxable equivalent net interest income was $541.2 million for the second quarter of 2021 compared to $493.0 million in the second quarter of 2020, an increase of $48.2 million.

Net interest margin for the second quarter of 2021 was 2.91%, a decrease of 34 basis points when compared to 3.25% for the same quarter of the previous year. The decrease in net interest margin is mainly driven by a higher proportion of money market and investment securities which carry a low yield, and the low interest rate environment that has prevailed since March 2020 when, at the beginning of the COVID-19 pandemic, the Federal Reserve decreased rates by 150 basis points. This was partially offset by higher interest and fees related to loans issued under the SBA’s PPP, and lower cost of deposits. The net interest margin, on a taxable equivalent basis, for the second quarter of 2021 was 3.22%, a decrease of 34 basis points when compared to 3.56% for the same quarter of 2020. The detailed variances of the increase in net interest income are described below:

• Higher interest income from money market and investment securities resulting from an increase in deposits stemming from the COVID-19 relief programs;

• Higher interest income from loans driven by higher average loan balances, mainly in the mortgage loans portfolio as a result of the loan repurchases from the GNMA, FNMA and FHMLC loan servicing portfolios, which occurred in the third quarter of 2020, higher volume of auto loans and lease financing and higher volume and amortization of fees from PPP loans. These positive variances were partially offset by lower interest income from the decrease in consumer loans, and by the impact of the origination of loans in a lower interest rate environment. The average balance and yield of PPP loans in Q2 2021 was $1.2 billion and 4.45%, respectively, compared to $913.9 million and 2.85%, respectively, in the same quarter of 2020 or an increase in interest income and fees of $7.4 million; and

• Lower interest expense on deposits due to the decrease in interest cost by 19 basis points resulting from the decrease in market rates that occurred in March 2020 and that prompted the decrease in cost of variable rate deposits, mostly Puerto Rico Government and also management’s actions to reduce rates in most deposit categories, partially offset by higher average balance of interest-bearing deposits increasing by $7.6 billion when compared with the same quarter in 2020.

Interest income for the quarter ended June 30, 2021, included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, including the amortization of the discount of PCD loans, amounted to $31.1 million compared to $20.8 million reported in the same quarter of 2020. The increase in this amortization is related to higher amortized fees resulting mainly from the forgiveness of PPP loans of $10.9 million compared to $4.2 million in the second quarter of 2020, partially offset by a lower amortization of the fair value discount of auto and credit card portfolios acquired in previous years.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis (Non-GAAP)
Quarters ended June 30,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2021	2020	Variance	2021	2020	Variance		2021	2020	Variance	Rate	Volume
(In millions)							(In thousands)
$15,540	$7,973	$7,567	0.11%	0.10%	0.01%	Money market investments	$4,275	$2,016	$2,259	$192	$2,067
22,509	19,332	3,177	2.35	2.25	0.10	Investment securities [1]	132,105	108,608	23,497	3,894	19,603
87	51	36	5.22	6.82	(1.60)	Trading securities	1,134	861	273	(236)	509
						Total money market,
						investment and trading
38,136	27,356	10,780	1.44	1.64	(0.20)	securities	137,514	111,485	26,029	3,850	22,179
						Loans:
13,539	13,350	189	5.24	5.09	0.15	Commercial	176,857	168,799	8,058	5,642	2,416
858	935	(77)	5.43	5.69	(0.26)	Construction	11,603	13,223	(1,620)	(555)	(1,065)
1,262	1,082	180	6.01	5.97	0.04	Leasing	18,964	16,142	2,822	121	2,701
7,765	7,038	727	5.12	5.24	(0.12)	Mortgage	99,364	92,221	7,143	(2,201)	9,344
2,431	2,918	(487)	11.47	11.43	0.04	Consumer	68,746	82,792	(14,046)	(544)	(13,502)
3,280	2,957	323	8.58	8.98	(0.40)	Auto	70,137	66,048	4,089	(2,897)	6,986
29,135	28,280	855	6.13	6.24	(0.11)	Total loans	445,671	439,225	6,446	(434)	6,880
$67,271	$55,636	$11,635	3.47%	3.98%	(0.51)%	Total earning assets	$583,185	$550,710	$32,475	$3,416	$29,059
						Interest bearing deposits:
$25,102	$19,392	$5,710	0.13%	0.24%	(0.11)%	NOW and money market [2]	$7,972	$11,551	$(3,579)	$(6,570)	$2,991
15,384	11,856	3,528	0.18	0.35	(0.17)	Savings	6,916	10,250	(3,334)	(6,025)	2,691
7,104	8,730	(1,626)	0.74	0.97	(0.23)	Time deposits	13,172	20,979	(7,807)	(4,420)	(3,387)
47,590	39,978	7,612	0.24	0.43	(0.19)	Total interest bearing deposits	28,060	42,780	(14,720)	(17,015)	2,295
91	167	(76)	0.27	1.55	(1.28)	Short-term borrowings	62	646	(584)	(381)	(203)
						Other medium and
1,224	1,169	55	4.53	4.90	(0.37)	long-term debt	13,837	14,263	(426)	(702)	276
						Total interest bearing
48,905	41,314	7,591	0.34	0.56	(0.22)	liabilities	41,959	57,689	(15,730)	(18,098)	2,368
14,920	11,006	3,914				Demand deposits
3,446	3,316	130				Other sources of funds
$67,271	$55,636	$11,635	0.25%	0.42%	(0.17)%	Total source of funds	41,959	57,689	(15,730)	(18,098)	2,368
						Net interest margin/
			3.22%	3.56%	(0.34)%	income on a taxable equivalent basis (Non-GAAP)	541,226	493,021	48,205	$21,514	$26,691
			3.13%	3.42%	(0.29)%	Net interest spread
						Taxable equivalent adjustment	53,424	42,140	11,284
						Net interest margin/ income
			2.91%	3.25%	(0.34)%	non-taxable equivalent basis (GAAP)	$487,802	$450,881	$36,921
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

Net interest income for the first six months of 2021 was $966.9 million, or $42.9 million higher than the same period in 2020. Taxable equivalent net interest income was $1.1 billion for the six months ended June 30, 2021, or $58.2 million higher than the same period in 2020. Net interest margin was 2.99%, a decrease of 59 basis points when compared to 3.58% in 2020. The higher volume of investment securities and money market deposits resulted in higher interest income, but contributed negatively to the decrease in net interest margin, given the low rate of these assets coupled with the low interest rate environment as mentioned above. Net interest margin, on a taxable equivalent basis, for the six months ended June 30, 2021, was 3.31%, a decrease of 62 basis points when compared to the 3.93% for the same period of 2020. The drivers of the variances in net interest income for the six-month period are:

Positive variances:

• Higher interest income from money market, trading and investment securities resulting from the higher volume of deposits, partially offset by lower rates and;

• Lower interest expense on deposits due to lower interest cost resulting from the decrease in market rates, mostly on Puerto Rico Government deposits and management actions taken to reduce deposit costs in most categories, partially offset by higher average balance of deposits.

Negative variances:

• Lower interest income from loans mainly consumer loans driven by lower volume of credit cards and personal loans and the origination of loans in a lower interest rate environment, partially offset by a higher volume of lease financing and auto loans and increased demand and higher amortization on the discount of PPP loans during 2021.

Interest income for the six months ended June 30, 2021, included the amortization of deferred loans fees, prepayment penalties, late fees and the amortization of premium/discounts, including the amortization of the discount of PCD loans, amounted to $64.8 million, compared to $48.9 million in the same period of 2020. The increase in loan fee income was driven by PPP loan fees, which amounted to $30.9 million for the six-month periods ended June 30, 2021 versus $4.2 million in the six-month period ended June 30, 2020.

Table 3 - Analysis of Levels & Yields on a Taxable Equivalent Basis from Continuing Operations (Non-GAAP)
Six months ended June 30,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2021	2020	Variance	2021	2020	Variance		2021	2020	Variance	Rate	Volume
(In millions)							(In thousands)
$14,004	$5,999	$8,005	0.11%	0.47%	(0.36)%	Money market investments	$7,386	$14,016	$(6,630)	$(16,173)	$9,543
21,868	17,995	3,873	2.37	2.58	(0.21)	Investment securities [1]	257,411	231,323	26,088	(22,358)	48,446
86	56	30	5.10	6.74	(1.64)	Trading securities	2,167	1,881	286	(543)	829
						Total money market,
						investment and trading
35,958	24,050	11,908	1.49	2.06	(0.57)	securities	266,964	247,220	19,744	(39,074)	58,818
						Loans:
13,582	12,846	736	5.30	5.51	(0.21)	Commercial	355,922	352,002	3,920	(15,774)	19,694
884	898	(14)	5.38	5.91	(0.53)	Construction	23,504	26,398	(2,894)	(2,496)	(398)
1,239	1,077	162	6.02	6.02	-	Leasing	37,318	32,411	4,907	30	4,877
7,816	7,033	783	5.06	5.27	(0.21)	Mortgage	197,792	185,422	12,370	(7,673)	20,043
2,472	3,014	(542)	11.35	11.49	(0.14)	Consumer	139,147	172,215	(33,068)	(2,676)	(30,392)
3,241	2,975	266	8.63	9.04	(0.41)	Auto	138,289	133,768	4,521	(7,105)	11,626
29,234	27,843	1,391	6.15	6.51	(0.36)	Total loans	891,972	902,216	(10,244)	(35,694)	25,450
$65,192	$51,893	$13,299	3.58%	4.45%	(0.87)%	Total earning assets	$1,158,936	$1,149,436	$9,500	$(74,768)	$84,268
						Interest bearing deposits:
$23,895	$17,811	$6,084	0.14%	0.42%	(0.28)%	NOW and money market [2]	$16,234	$36,846	$(20,612)	$(30,207)	$9,595
14,876	11,290	3,586	0.19	0.39	(0.20)	Savings	13,935	21,911	(7,976)	(14,009)	6,033
7,184	8,211	(1,027)	0.79	1.13	(0.34)	Time deposits	28,092	46,124	(18,032)	(12,236)	(5,796)
45,955	37,312	8,643	0.26	0.57	(0.31)	Total interest bearing deposits	58,261	104,881	(46,620)	(56,452)	9,832
95	198	(103)	0.44	1.72	(1.28)	Short-term borrowings	205	1,693	(1,488)	(909)	(579)
						Other medium and
1,235	1,133	102	4.53	5.02	(0.49)	long-term debt	27,832	28,377	(545)	(2,544)	1,999
						Total interest bearing
47,285	38,643	8,642	0.37	0.70	(0.33)	liabilities	86,298	134,951	(48,653)	(59,905)	11,252
14,161	10,004	4,157				Demand deposits
3,746	3,246	500				Other sources of funds
$65,192	$51,893	$13,299	0.27%	0.52%	(0.25)%	Total source of funds	86,298	134,951	(48,653)	(59,905)	11,252
			3.31%	3.93%	(0.62)%	Net interest margin/ income on a taxable equivalent basis (Non-GAAP)	1,072,638	1,014,485	58,153	$(14,863)	$73,016
			3.21%	3.75%	(0.54)%	Net interest spread
						Taxable equivalent adjustment	105,724	90,509	15,215
			2.99%	3.58%	(0.59)%	Net interest margin/ income non-taxable equivalent basis (GAAP)	$966,914	$923,976	$42,938
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

Provision for Credit Losses - Loans Held-in-Portfolio and Unfunded Commitments

For the quarter ended June 30, 2021, the Corporation recorded a release of $17.1 million for its reserve for credit losses related to loans held-in-portfolio and unfunded commitments. The Corporation’s provision for credit losses for its loans-held-in-portfolio for the quarter ended June 30, 2021 decreased by $80.6 million to a benefit of $17.5 million, compared to a provision expense of $63.1 million for the quarter ended June 30, 2020. The decrease reflects the improvements in credit quality and the macroeconomic outlook, and changes in qualitative reserves. The provision for unfunded commitments for the second quarter of 2021 was $0.4 million, compared to $2.3 million for the same period of 2020, when it was recorded as part of other operating expenses.

The provision for credit losses for the BPPR segment was a benefit of $22.5 million for the quarter ended June 30, 2021, compared to a provision expense of $60.4 million for the quarter ended June 30, 2020, a decrease of $82.9 million. The Popular U.S. segment provision for credit losses was $5.0 million for the quarter ended June 30, 2021, an increase of $2.3 million, compared to a provision expense of $2.7 million for the same quarter in 2020.

For the six month period ended June 30, 2021, the Corporation recorded a release of $99.2 million for its reserve for credit losses related to loans held-in-portfolio and unfunded commitments. The Corporation’s provision for credit losses for its loans-held-in-portfolio for the six month period ended June 30, 2021 decreased by $345.4 million to a benefit of $93.3 million, compared to a provision expense of $252.1 million for the six month period ended June 30, 2020. The decrease reflects the improvements in credit quality and the macroeconomic outlook, and changes in qualitative reserves. The provision for unfunded commitments for the six month period of 2021 reflected a benefit of $5.9 million, compared to a provision expense of $3.5 million for the same period of 2020.

The provision for credit losses for the BPPR segment was a benefit of $62.5 million for the six month period ended June 30, 2021, compared to a provision expense of $173.4 million for the six month period ended June 30, 2020, a decrease of $235.9 million. The Popular U.S. segment provision for credit losses was a benefit of $30.8 million for the six month period ended June 30, 2021, a decrease of $109.5 million, compared to a provision expense of $78.7 million for the same period in 2020.

At June 30, 2021, the total allowance for credit losses for loans held-in-portfolio amounted to $785.8 million, compared to $896.3 million as of December 31, 2020. The ratio of the allowance for credit losses to loans held-in-portfolio was 2.70% at June 30, 2021, compared to 3.05% at December 31, 2020. Refer to Note 8 to the Consolidated Financial Statements, for additional information on the Corporation’s methodology to estimate its allowance for credit losses (“ACL”). Refer to the Credit Risk section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for credit losses and selected loan losses statistics.

Provision for Credit Losses – Investment Securities

The Corporation’s provision for credit losses related to its investment securities held-to-maturity is related to the portfolio of obligations from the Government of Puerto Rico, states and political subdivisions. For the quarter and six month period ended June 30, 2021, the provision for credit losses was $0.1 million expense and $0.1 million benefit, respectively, compared to a benefit of $0.7 million and $0.1 million provision expense, respectively, for the quarter and six month period ended June 30, 2020. At June 30, 2021, the total allowance for credit losses for this portfolio amounted to $10.2 million, compared to $10.3 million as of December 31, 2020. Refer to Note 8 for additional information on the ACL for this portfolio.

Non-Interest Income

Non-interest income amounted to $154.5 million for the quarter ended June 30, 2021, compared to $112.0 million for the same quarter of the previous year. The increase in non-interest income by $42.5 million was primarily driven by:

• higher service charges on deposit accounts by $10.0 million principally due to higher fees on transactional cash management services at BPPR in part due to the business disruptions and the waiver of fees related to the COVID-19 pandemic during 2020;

• higher other service fees by $24.3 million, principally at the BPPR segment, due to higher credit and debit card fees by $15.0 million and $5.4 million, respectively, mainly in interchange income resulting from higher transactional volumes in part due to the business disruptions and the waiver of service charges and late fees related to the COVID-19 pandemic during 2020;

• higher income from mortgage banking activities by $3.7 million mainly due to lower unfavorable fair value adjustments on mortgage servicing rights (“MSRs”) by $1.4 million and lower realized losses on closed derivatives positions by $4.0 million, partially offset by $1.7 million in lower unrealized gains on outstanding derivatives positions;

• a favorable variance in adjustments to indemnity reserves of $2.8 million mainly due to a reserve release related to loans previously sold with credit recourse; and

• higher other operating income by $5.0 million mainly due to higher net earnings from the combined portfolio of investments under the equity method by $4.6 million.

Non-interest income amounted to $308.2 million for the six months ended June 30, 2021, compared to $238.7 million for the same period of the previous year. Non-interest income increased by $69.5 million primarily driven by:

• higher service charges on deposit accounts by $8.0 million principally due to higher fees on transactional cash management services at BPPR in part due to the business disruptions and the waiver of fees related to the COVID-19 pandemic during 2020;

• higher other service fees by $30.2 million, principally at the BPPR segment, due to higher credit and debit card fees by $20.5 million and $6.7 million, respectively, mainly in interchange income resulting from higher transactional volumes in part due to the business disruptions and the waiver of service charges and late fees related to the COVID-19 pandemic during 2020;

• higher income from mortgage banking activities by $14.6 million mainly due to lower unfavorable fair value adjustments on MSRs by $7.1 million and higher realized gains on closed derivatives positions by $8.1 million;

• a favorable variance in adjustments to indemnity reserves of $6.9 million mainly due to a reserve release related to loans previously sold with credit recourse; and

• higher other operating income by $11.5 million principally due to higher net earnings from the combined portfolio of investments under the equity method by $6.9 million and a higher gain on sale of daily rental auto units by $3.0 million;

partially offset by:

• an unfavorable variance in net (loss) gain on sale of loans, including valuation adjustments on loans held-for-sale, of $3.3 million at PB due to higher losses on the sale of taxi medallions.

Operating Expenses

Operating expenses amounted to $368.2 million for the quarter ended June 30, 2021, an increase of $20.0 million when compared with the same quarter of 2020, driven primarily by:

• Higher personnel cost by $15.0 million mainly due to higher incentives related to the profit-sharing plan which is tied to the Corporation’s financial performance by $7.2 million and higher commission, incentive and other bonuses by $10.3 million;

• Higher professional fees by $8.6 million due higher programming, processing and other technology services by $7.8 million mainly due to higher volume of transactions; and

• Higher business promotions by $4.2 million due to higher customer reward program expense in our credit card business by $3.1 million and higher advertising expense by $1.6 million.

These increases were partially offset by:

• Lower OREO expenses by $4.0 million due to higher gain on sale on mortgage properties by $4.0 million; and

• Lower other operating expenses by $5.2 million mainly due to lower write-down of foreclosed auto units by $3.3 million and lower pension plan cost by $2.5 million due to annual changes in actuarial assumptions.

Operating expenses amounted to $743.7 million for the six months ended June 30, 2021, an increase of $22.9 million when compared with the same period of 2020, driven primarily by:

• Higher personnel cost by $27.7 million mainly due to due to higher incentives related to the profit-sharing plan by $14.6 million and higher commission, incentive and other bonuses by $18.3 million due to higher annual incentives for employees; partially offset by lower salaries by $6.6 million due to higher deferred salaries as a result of higher loan originations during 2021;

• Higher professional fees by $7.5 million primarily due to higher programming, processing and other technology services by $11.3 million due to higher volume of transactions; partially offset by lower advisory expense by $3.2 million; and

• Higher business promotions by $2.6 million due to higher customer reward program expense in our credit card business by and higher advertising expense.

These increases were partially offset by:

• Lower OREO expenses by $11.0 million due to higher gain on sale on mortgage, commercial and construction properties by $7.9 million; and

• Lower other operating expenses by $6.5 million mainly due to lower pension plan cost by $5.0 million due to annual changes in actuarial assumptions, provision for unfunded commitments by $3.5 million since in the fourth quarter of 2020 the Corporation reclassified the provision expense for unfunded loan commitments to the provision for credit losses caption; partially offset by higher credit and debit card processing expenses due to higher transactional volumes.

Table 4 - Operating Expenses
	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2021	2020	Variance	2021	2020	Variance
Personnel costs:
Salaries	$90,294	$93,969	$(3,675)	$179,629	$186,225	$(6,596)
Commissions, incentives and other bonuses	26,374	16,076	10,298	59,592	41,334	18,258
Pension, postretirement and medical insurance	13,289	11,392	1,897	24,213	21,030	3,183
Other personnel costs, including payroll taxes	24,247	17,729	6,518	50,249	37,408	12,841
Total personnel costs	154,204	139,166	15,038	313,683	285,997	27,686
Net occupancy expenses	24,562	25,487	(925)	50,575	50,645	(70)
Equipment expenses	22,805	20,844	1,961	44,380	42,449	1,931
Other taxes	13,205	13,323	(118)	27,164	27,004	160
Professional fees:
Collections, appraisals and other credit related fees	3,486	2,897	589	6,806	6,778	28
Programming, processing and other technology services	67,152	59,387	7,765	133,518	122,206	11,312
Legal fees, excluding collections	2,367	2,184	183	4,732	5,170	(438)
Other professional fees	28,148	28,079	69	56,045	59,464	(3,419)
Total professional fees	101,153	92,547	8,606	201,101	193,618	7,483
Communications	6,005	5,574	431	12,838	11,528	1,310
Business promotion	16,511	12,281	4,230	29,032	26,478	2,554
FDIC deposit insurance	5,742	5,340	402	11,710	10,420	1,290
Other real estate owned (OREO) (income) expenses	(4,299)	(344)	(3,955)	(8,832)	2,135	(10,967)
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	10,917	9,873	1,044	23,371	20,155	3,216
Operational losses	6,528	4,128	2,400	14,424	12,502	1,922
All other	9,597	18,216	(8,619)	21,961	33,639	(11,678)
Total other operating expenses	27,042	32,217	(5,175)	59,756	66,296	(6,540)
Amortization of intangibles	1,255	1,796	(541)	2,306	4,269	(1,963)
Total operating expenses	$368,185	$348,231	$19,954	$743,713	$720,839	$22,874

INCOME TAXES

For the quarter and six months ended June 30, 2021, the Corporation recorded an income tax expense of $73.1 million and $149.9 million with an effective tax rate (“ETR”) of 25% and 24%, respectively, compared to $24.6 million and $27.7 million with an ETR of 16% and 15% for the respective periods of 2020. The increase in income tax expense was primarily due to higher pre-tax income net of the impact of higher net exempt interest income during the quarter and six months ended June 30, 2021.

At June 30, 2021, the Corporation had a net deferred tax asset amounting to $0.7 billion, net of a valuation allowance of $0.5 billion. The net deferred tax asset related to the U.S. operations was $0.3 billion, net of a valuation allowance of $0.4 billion.

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

The Corporate group reported a net income of $6.6 million for the quarter ended June 30, 2021, compared with a net income of $3.4 million for the same quarter of the previous year. The increase in net income was mainly attributed to higher income from the portfolio of equity method investments. For the six months ended June 30, 2021 the Corporate group reported a net income of $8.9 million, an increase of $6.4 million compared to a net income of $2.5 million for the same period of the previous year mainly due to higher income from the portfolio of equity method investments.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $193.3 million for the quarter ended June 30, 2021, compared with net income of $107.9 million for the same quarter of the previous year. The increase in net income was principally driven by the benefit of $22.0 million in the reserve for credit losses and unfunded commitments recorded in the quarter ended June 30, 2021, compared to a provision expense of $59.8 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results include the following:

• Higher net interest income by $32.0 million mainly due to:

• higher interest income from money market and investment securities by $19.3 million largely due to higher average balance of money market investments and mortgage-backed securities available-for-sale funded from the increase in deposit balances and higher yields from U.S. Treasury securities;

• higher interest income from loans by $8.2 million mainly due to higher yields in the commercial portfolio and higher average balance in the mortgage and auto loans portfolio, partially offset by lower average balance in personal and credit card loans portfolio; and

• lower interest expense on deposits by $4.2 million mainly due to lower yields, partially offset by higher average balance of deposits.

The net interest margin for the quarter ended June 30, 2021 was 2.91% compared to 3.39% for the same quarter in the previous year. The decrease in net interest margin is driven by earnings assets mix and a lower yield in earning assets, partially offset by a lower cost of deposits.

• The BPPR segment recorded a benefit of $22.0 million in its reserve for credit losses and unfunded commitments for the quarter ended June 30, 2021 due to the improvements in the macroeconomic outlook and portfolio credit metrics. This compared to a provision expense of $59.8 million for the second quarter of 2020.

• Non-interest income was higher by $40.2 million mainly due to:

• Higher service charges on deposit accounts by $9.3 million and higher other service fees by $23.8 million, mainly from debit and credit card fees, from higher transactional volumes due in part to the business disruptions and waiver of fees related to the COVID-19 pandemic in 2020;

• higher income from mortgage banking activities by $3.6 million due to lower unfavorable fair value adjustment on mortgage servicing rights and lower realized losses on closed derivatives, offset by lower unrealized gains on outstanding derivative positions; and

• a favorable variance in adjustments to indemnity reserves of $2.8 million mainly due to a reserve release for loans previously sold with credit recourse.

• Higher operating expenses by $23.1 million mostly due to:

• Higher personnel costs by $11.4 million driven by higher salaries and annual incentives tied to the Corporation’s financial performance;

• higher professional fees by $9.5 million mainly due to programing, processing and technology related services due to higher volume of transactions; and

• higher business promotion expenses by $4.9 million due to customer rewards programs and advertising expenses;

Partially offset by:

• lower OREO expenses by $4.6 million mainly due higher gains on sales of residential properties.

• Higher income tax expense by $45.5 million mainly due to higher income before tax.

For the six months ended June 30, 2021, the BPPR reportable segment recorded a net income of $405.5 million, compared to $186.0 million for the same period of the previous year. The increase in net income was principally driven by the benefit of $67.4 million in the reserve for credit losses and unfunded commitments recorded in the period, compared to a provision expense of $173.4 million for the same period of the previous year. The principal factors that contributed to the variance in the financial results include the following:

• Higher net interest income by $32.7 million mainly due to:

• higher interest income from money market and investment securities by $11.0 million largely due to higher average balance of money market investments and mortgage-backed securities available-for-sale funded from the increase in deposit balances, offset by lower yields; and

• lower interest expense on deposits by $24.1 million mainly due to lower yields, partially offset by higher average balance of deposits across various sectors;

Partially offset by

• lower income from loans by $3.1 million due to lower yields and lower average balance in personal and credit card loans portfolio, offset by higher average balances in the commercial, auto and mortgage loans portfolio.

The net interest margin for the six months ended June 30, 2021 was 3.00% compared to 3.77% for the same period of the previous year. The decrease in net interest margin is driven by the earnings assets mix and lower yield, partially offset by a lower cost of deposits.

• The BPPR segment recorded a benefit of $67.4 million in its reserve for credit losses and unfunded commitments due to the improvements in the macroeconomic outlook and portfolio credit metrics. This compared to a provision expense of $173.4 million for the same period of 2020.

• Non-interest income was higher by $63.3 million mainly due to:

• Higher service charges on deposit accounts by $7.8 million and higher other service fees by $29.9 million mainly from debit and credit card fees, due to higher transactional volumes due in part to the business disruptions and waiver of fees related to the COVID-19 pandemic in 2020;

• higher income from mortgage banking activities by $14.0 million mainly due to lower unfavorable fair value adjustments on mortgage servicing rights and higher realized gains on closed derivative positions;

• a favorable variance in adjustments to indemnity reserves of $6.9 million mainly due to a release of reserve for loans previously sold with credit recourse; and

• higher other operating income by $5.1 million mainly due to higher gain on sale of daily rental auto units.

• Higher operating expenses by $28.1 million mostly due to:

• Higher personnel costs by $15.8 million driven by higher salaries and annual incentives tied to the Corporation’s financial performance;

• higher professional fees by $6.5 million mainly due to programing, processing and technology related services due to higher volume of transactions;

• higher business promotion expenses by $3.6 million due to customer rewards programs and advertising expenses; and

• higher other operating expenses by $9.5 million due higher expenses allocated from the Corporate group, mainly for advisory services, offset by lower post-retirement benefits expense;

Partially offset by:

• Lower OREO expenses by $11.2 million mainly due to higher gains on sales of residential properties and lower maintenance expenses.

• Higher income tax expense by $89.2 million mainly due to higher income before tax.

Popular U.S.

For the quarter ended June 30, 2021, the reportable segment of Popular U.S. reported a net income of $18.7 million, compared with a net income of $17.0 million for the same quarter of the previous year. The factors that contributed to the variance in the financial results included the following:

• higher net interest income by $5.0 million due to:

• lower interest expense on deposits by $10.9 million mainly due to lower interest rates and lower average balance of time deposits.

Partially offset by:

• lower interest income from loans by $4.0 million due to lower yield and lower average balance in personal loans, partially offset by an increase in the commercial portfolio; and

• lower income from money market and investment securities by $2.4 million due to lower average balances and lower yields.

The net interest margin for the quarter ended June 30, 2021 was 3.33% compared to 3.07% for the same quarter in the previous year.

• The provision for credit losses and unfunded commitments for the quarter ended June 30, 2021 was of $4.9 million, compared to $2.7 million for the same quarter of the previous year.

• Lower operating expenses by $2.8 million due to:

• lower occupancy expense by $1.8 million due to lower rent expense related to the benefits of the completed branch optimization initiative in our New York Metro region.

• Income tax unfavorable variance of $2.9 million due to higher income before tax and an increase in the blended state income tax rate during the second quarter of 2021.

For the six-month period ended June 30, 2021, the reportable segment of Popular U.S. reported a net income of $66.5 million, compared with a net loss of $26.4 million for the same period of the previous year. The increase in net income was principally driven by the release of $31.9 million in the reserve for credit losses and unfunded commitments recorded for the period, due to improvements in credit quality and the economic outlook, compared to a provision expense of $78.7 million for the same period of the previous year. The factors that contributed to the variance in the financial results included the following:

• higher net interest income by $11.5 million due to:

• lower interest expense on deposits by $24.0 million mainly due to lower interest rates and lower average balance of time deposits.

• Partially offset by:

• lower interest income from loans by $8.5 million due to lower yield and lower average balance in personal loans, partially offset by an increase in the commercial portfolio; and

• lower income from money market and investment securities by $5.2 million due to lower average balances and lower yields.

The net interest margin for the six-month period ended June 30, 2021 was 3.35% compared to 3.14% for the same period of the previous year.

• The provision for credit losses and unfunded commitments for the six-months ended June 30, 2021 was a release of $31.9 million due to changes in the portfolio credit quality and economic outlook, compared to a provision of $78.7 million for the same period of 2020.

• Lower operating expenses by $4.5 million due to:

• lower occupancy expense by $3.2 million due to lower rent expense related to the benefits of the completed branch optimization initiative in our New York Metro region; and

• Lower professional fees by $5.3 million, a portion of which is now centralized at the Corporate group and charged back to operating units and reflected in higher other operating expenses.

• Partially offset by:

• Higher other operating expenses by $2.9 million due to allocations of from the Corporate group, mainly from advisory related fees, offset by a lower provision for unfunded commitments which for 2021 is recorded within the provision for credit losses.

Unfavorable variance in income tax expense of $32.9 million due to higher income before tax and an increase in the blended state income tax rate during the second quarter of 2021.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $72.7 billion at June 30, 2021, compared to $65.9 billion at December 31, 2020. Refer to the Consolidated Statements of Financial Condition included in this report for additional information.

Money market investments and debt securities available-for-sale

Money market investments and debt securities available-for-sale increased by $6.2 billion and $0.8 billion, respectively, at June 30, 2021. This was largely driven by the additional funds available to invest resulting from the increase in deposits across various sectors, partially offset by paydowns of agency mortgage-backed securities and collateralized mortgage obligations and a decrease in unrealized gains of $0.3 billion in this portfolio. Refer to Note 5 to the Consolidated Financial Statements for additional information with respect to the Corporation’s debt securities available-for-sale.

Loans

Refer to Table 5 for a breakdown of the Corporation’s loan portfolio. Also, refer to Note 7 in the Consolidated Financial Statements for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Loans held-in-portfolio decreased by $0.3 billion to $29.1 billion at June 30, 2021, mainly due to a decrease in commercial loans at BPPR of $0.4 billion in part due to repayments of PPP loans and a decrease in mortgage loans at BPPR of $0.3 billion mainly due to paydowns, partially offset by growth in auto loans and leases at BPPR by $0.3 billion and commercial loans at PB by $0.2 billion.

Table 5 - Loans Ending Balances
(In thousands)	June 30, 2021	December 31, 2020	Variance
Loans held-in-portfolio:
Commercial	$13,437,932	$13,614,310	$(176,378)
Construction	865,113	926,208	(61,095)
Lease financing	1,297,928	1,197,661	100,267
Mortgage	7,678,478	7,890,680	(212,202)
Auto	3,289,027	3,132,228	156,799
Consumer	2,494,139	2,624,109	(129,970)
Total loans held-in-portfolio	29,062,617	29,385,196	(322,579)
Loans held-for-sale:
Commercial	1,700	2,738	(1,038)
Construction	7,000	-	7,000
Mortgage	76,615	96,717	(20,102)
Total loans held-for-sale	85,315	99,455	(14,140)
Total loans	$29,147,932	$29,484,651	$(336,719)

Other assets

Other assets amounted to $1.8 billion at June 30, 2021, compared to $1.7 billion at December 31, 2020. Refer to Note 12 for a breakdown of the principal categories that comprise the caption of “Other Assets” in the Consolidated Statements of Financial Condition at June 30, 2021 and December 31, 2020.

Liabilities

The Corporation’s total liabilities were $66.8 billion at June 30, 2021, an increase of $6.9 billion, compared to $59.9 billion at December 31, 2020, mainly due to increases in deposits as discussed below.

Deposits and Borrowings

The composition of the Corporation’s financing to total assets at June 30, 2021 and December 31, 2020 is included in Table 6.

Table 6 - Financing to Total Assets
	June 30,	December 31,	% increase (decrease)	% of total assets
(In millions)	2021	2020	from 2020 to 2021	2021	2020
Non-interest bearing deposits	$14,921	$13,129	13.7%	20.5%	19.9%
Interest-bearing core deposits	44,823	38,599	16.1	61.7	58.5
Other interest-bearing deposits	4,898	5,138	(4.7)	6.7	7.8
Repurchase agreements	91	121	(24.8)	0.1	0.2
Notes payable	1,177	1,225	(3.9)	1.6	1.9
Other liabilities	933	1,685	(44.6)	1.3	2.6
Stockholders’ equity	5,814	6,029	(3.6)	8.0	9.1

Deposits

The Corporation’s deposits totaled $64.6 billion at June 30, 2021, compared to $56.9 billion at December 31, 2020. The deposits increase of $7.7 billion was mainly due to higher Puerto Rico public sector deposits by $4.2 billion and higher retail and commercial demand deposits by $2.7 billion at BPPR. Public sector deposit balances, which amounted to $19.3 billion at June 30, 2021, are expected to decline over the long term. However, the receipt by the P.R. Government of additional COVID-19 and hurricane recovery-related Federal assistance and seasonal tax collections could to increase public deposit balances at BPPR in the near term. The rate at which public deposit balances will decline is uncertain and difficult to predict. The amount and timing of any such reduction is likely to be impacted by, for example, the timeline of current debt restructuring efforts under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) and the speed at which the COVID-19 federal assistance is distributed. Refer to Table 7 for a breakdown of the Corporation’s deposits at June 30, 2021 and December 31, 2020.

Table 7 - Deposits Ending Balances
(In thousands)	June 30, 2021	December 31, 2020	Variance
Demand deposits [1]	$24,497,918	$22,532,729	$1,965,189
Savings, NOW and money market deposits (non-brokered)	32,452,829	26,390,565	6,062,264
Savings, NOW and money market deposits (brokered)	683,021	635,198	47,823
Time deposits (non-brokered)	6,979,349	7,130,749	(151,400)
Time deposits (brokered CDs)	28,659	177,099	(148,440)
Total deposits	$64,641,776	$56,866,340	$7,775,436
[1] Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings remained flat at $1.3 billion at June 30, 2021 and December 31, 2020. Refer to Note 15 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

The Corporation’s other liabilities decreased by $0.8 billion to $0.9 billion at June 30, 2021, when compared to December 31, 2020, mainly due to the settlement of purchases of debt securities.

Stockholders’ Equity

Stockholders’ equity totaled $5.8 billion at June 30, 2021, a decrease of $214.1 million when compared to December 31, 2020, principally due to the impact of the $350.0 million accelerated share repurchase transaction and lower accumulated unrealized gains on debt securities available-for-sale by $296.9 million, offset by net income for the six months ended June 30, 2021 of $480.7 million, less declared dividends of $70.0 million on common stock and $0.7 million in dividends on preferred stock. Refer to the Consolidated Statements of Financial Condition, Comprehensive Income and of Changes in Stockholders’ Equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation, BPPR and PB are subject to regulatory capital requirements established by the Federal Reserve Board. The risk-based capital standards applicable to the Corporation, BPPR and PB (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of June 30, 2021, the Corporation’s, BPPR’s and PB’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 8, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of June 30, 2021 and December 31, 2020.

Table 8 - Capital Adequacy Data

(Dollars in thousands)	June 30, 2021	December 31, 2020
Common equity tier 1 capital:
Common stockholders equity - GAAP basis	$5,792,471	$6,006,544
CECL transitional amount [1]	187,570	218,398
AOCI related adjustments due to opt-out election	27,732	(261,245)
Goodwill, net of associated deferred tax liability (DTL)	(545,276)	(591,931)
Intangible assets, net of associated DTLs	(20,440)	(22,466)
Deferred tax assets and other deductions	(344,019)	(357,204)
Common equity tier 1 capital	$5,098,038	$4,992,096
Additional tier 1 capital:
Preferred stock	22,143	22,143
Additional tier 1 capital	$22,143	$22,143
Tier 1 capital	$5,120,181	$5,014,239
Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	373,737	373,737
Other inclusions (deductions), net	386,002	385,943
Tier 2 capital	$759,739	$759,680
Total risk-based capital	$5,879,920	$5,773,919
Minimum total capital requirement to be well capitalized	$3,079,940	$3,070,209
Excess total capital over minimum well capitalized	$2,799,980	$2,703,710
Total risk-weighted assets	$30,799,399	$30,702,091
Total assets for leverage ratio	$69,758,962	$64,305,022
Risk-based capital ratios:
Common equity tier 1 capital	16.55%	16.26%
Tier 1 capital	16.62	16.33
Total capital	19.09	18.81
Tier 1 leverage	7.34	7.80
[1] The CECL transitional amount includes the impact of Popular's adoption of the new CECL accounting standard on January 1, 2020.

The Basel III capital rules provide that a depository institution will be deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of June 30, 2021, the Corporation, BPPR and PB continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

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

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to neutralize the regulatory capital effects of participating in the program. Specifically, the agencies have clarified that banking organizations, including the Corporation and its Bank subsidiaries, are permitted to assign a zero percent risk weight to PPP loans for purposes of determining risk-weighted assets and risk-based capital ratios. Additionally, in order to facilitate use of the Paycheck Protection Program Liquidity Facility (the “PPPL Facility”), which provides Federal Reserve Bank loans to eligible financial institutions such as the Corporation’s Bank subsidiaries to fund PPP loans, the agencies further clarified that, for purposes of determining leverage ratios, a banking organization is permitted to exclude from total average assets PPP loans that have been pledged as collateral for a PPPL Facility. As of June 30, 2021, the Corporation has $1.0 billion in PPP loans and no loans were pledge as collateral for PPPL Facilities.

The increase in the common equity Tier I capital ratio, Tier I capital ratio, and total capital ratio as of June 30, 2021 as compared to December 31, 2020 was mainly attributed to the six months period earnings, partially offset by the accelerated share repurchase agreement to repurchase an aggregate of $350 million of Popular’s common stock. The decrease in leverage capital ratio was mainly due to the increase in average total assets, which did not have a significant impact on the risk-weighted assets.

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

Table 9 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of June 30, 2021, and December 31, 2020.

Table 9 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	June 30, 2021	December 31, 2020
Total stockholders’ equity	$5,814,614	$6,028,687
Less: Preferred stock	(22,143)	(22,143)
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(20,440)	(22,466)
Total tangible common equity	$5,100,909	$5,312,956
Total assets	$72,657,293	$65,926,000
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(20,440)	(22,466)
Total tangible assets	$71,965,731	$65,232,412
Tangible common equity to tangible assets	7.09%	8.14%
Common shares outstanding at end of period	80,656,480	84,244,235
Tangible book value per common share	$63.24	$63.07

	Quarterly average
Total stockholders’ equity [1]	$5,683,325	$5,540,456
Less: Preferred Stock	(22,143)	(22,143)
Less: Goodwill	(671,121)	(671,121)
Less: Other intangibles	(21,350)	(23,166)
Total tangible common equity	$4,968,711	$4,824,026
Return on average tangible common equity	17.58%	14.50%
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

Table 10 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at June 30, 2021.

Table 10 - Off-Balance Sheet Lending and Other Activities
	Amount of commitment - Expiration Period
(In thousands)	2021	Years 2022 - 2023	Years 2024 - 2025	Years 2026 - thereafter	Total
Commitments to extend credit	$7,567,923	$1,667,696	$123,549	$130,793	$9,489,961
Commercial letters of credit	3,441	233	-	-	3,674
Standby letters of credit	13,218	9,477	-	-	22,695
Commitments to originate or fund mortgage loans	78,162	6,712	-	-	84,874
Total	$7,662,744	$1,684,118	$123,549	$130,793	$9,601,204

RISK MANAGEMENT

Market / Interest Rate Risk

The financial results and capital levels of the Corporation are constantly exposed to market, interest rate and liquidity risks.

Market risk refers to the risk of a reduction in the Corporation’s capital due to changes in the market valuation of its assets and/or liabilities.

Most of the assets subject to market valuation risk are debt securities classified as available-for-sale. Refer to Notes 5 and 6 for further information on the debt securities available-for-sale and held-to-maturity portfolios. Debt securities classified as available-for-sale amounted to $22.3 billion as of June 30, 2021. Other assets subject to market risk include loans held-for-sale, which amounted to $85 million, mortgage servicing rights (“MSRs”) which amounted to $119 million and securities classified as “trading”, which amounted to $36 million, as of June 30, 2021.

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

The Corporation processes NII simulations under interest rate scenarios in which the yield curve is assumed to rise and decline by the same amount (parallel shifts). The rate scenarios considered in these market risk simulations reflect instantaneous parallel changes of -100, -200, +100, +200 and +400 basis points during the succeeding twelve-month period. Simulation analyses are based on many assumptions, including relative levels of market interest rates across all yield curve points and indexes, interest rate spreads, loan prepayments and deposit elasticity. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The following table presents the results of the simulations at June 30, 2021 and December 31, 2020, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:

Table 11 - Net Interest Income Sensitivity (One Year Projection)
	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate
+400 basis points	$296,756	15.44%	$167,474	9.19%
+200 basis points	212,421	11.05	81,690	4.49
+100 basis points	170,939	8.89	39,361	2.16
-100 basis points	(73,410)	(3.82)	(53,952)	(2.96)
-200 basis points	(106,794)	(5.56)	(71,517)	(3.93)

As of June 30, 2021, NII simulations show the Corporation maintains an asset sensitive position and is expected to benefit from an overall rising rate environment. The increases in sensitivity for the period are primarily driven by significant deposit increases, which have increased the level of cash reserves maintained at the Federal Reserve. These short-term assets reprice immediately, thus increasing the NII benefit in rising rate scenarios. The declining rate scenarios show a smaller impact in sensitivity as rates continue to be close to their lower bound and Popular does not allow rates to turn negative in its IRR simulations.

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

At June 30, 2021, the Corporation held trading securities with a fair value of $36 million, representing approximately 0.05% of the Corporation’s total assets, compared with $37 million and 0.1%, respectively, at December 31, 2020. As shown in Table 12, the trading portfolio consists principally of mortgage-backed securities which at June 30, 2021 were investment grade securities. As of June 30, 2021 and December 31, 2020, the trading portfolio also included $0.1 million in Puerto Rico government obligations. Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account loss of $47 thousand for the quarter ended June 30, 2021 and a net trading account gain of $82 thousand for the quarter ended June 30, 2020.

Table 12 - Trading Portfolio
	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Weighted Average Yield[1]	Amount	Weighted Average Yield[1]
Mortgage-backed securities	$25,100	5.00%	$24,338	5.19%
U.S. Treasury securities	10,060	0.02	11,506	0.04
Collateralized mortgage obligations	314	5.65	346	5.65
Puerto Rico government obligations	96	0.47	103	0.48
Interest-only strips	361	12.00	381	12.00
Total	$35,931	3.67%	$36,674	3.64%
[1] Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.4 million for the last week in June 2021. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 89% of the Corporation’s total assets at June 30, 2021 and 86% at December 31, 2020. The ratio of total ending loans to deposits was 45% at June 30, 2021, compared to 52% at December 31, 2020. In addition to traditional deposits, the Corporation maintains borrowing arrangements, which amounted to approximately $1.3 billion in outstanding balances at June 30, 2021 and December 31, 2020. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 15 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 7 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and public sector customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 59.7 billion, or 92% of total deposits, at June 30, 2021, compared with $51.7 billion, or 91% of total deposits, at December 31, 2020. Core deposits financed 86% of the Corporation’s earning assets at June 30, 2021, compared with 82% at December 31, 2020.

The distribution by maturity of certificates of deposits with denominations of $100,000 and over at June 30, 2021 is presented in the table that follows:

Table 13 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over
(In thousands)
3 months or less	$2,279,311
3 to 6 months	298,072
6 to 12 months	516,346
Over 12 months	1,109,683
Total	$4,203,412

The Corporation had $ 0.7 billion in brokered deposits at June 30, 2021, which financed approximately 1% of its total assets (December 31, 2020 - $0.8 billion and 1%, respectively). In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

Deposits from the public sector represent an important source of funds for the Corporation. As of June 30, 2021, total public sector deposits were $19.3 billion, compared to $15.1 billion at December 31, 2020. Generally, these deposits require that the bank pledge high credit quality securities as collateral; therefore liquidity risks arising from public sector deposit outflows are lower given that the bank receives its collateral in return. This, now unpledged, collateral can either be financed via repurchase agreements or sold for cash. However, there are some timing differences between the time the deposit outflow occurs and when the bank receives its collateral.

At June 30, 2021, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if the banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

The BHCs have in the past borrowed in the money markets and in the corporate debt market primarily to finance their non-banking subsidiaries; however, the cash needs of the Corporation’s non-banking subsidiaries other than to repay indebtedness and interest are now minimal. These sources of funding are more costly due to the fact that two out of the three principal credit rating agencies rate the Corporation below “investment grade”, which affects the Corporation’s cost and ability to raise funds in the capital markets. The Corporation has an automatic shelf registration statement filed and effective with the Securities and Exchange Commission, which permits the Corporation to issue an unspecified amount of debt or equity securities.

The outstanding balance of notes payable at the BHCs amounted to $682 million at June 30, 2021 and December 31, 2020.

The contractual maturities of the BHCs notes payable at June 30, 2021 are presented in Table 14.

Table 14 - Distribution of BHC's Notes Payable by Contractual Maturity

Year	(In thousands)
2023	$297,208
Later years	384,942
Total	$682,150

Annual debt service at the BHCs is approximately $44 million, and the Corporation’s latest quarterly dividend was $0.45 per share, for a total of $36.3 million for the quarter ended June 30, 2021. The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future. As of June 30, 2021, the BHCs had cash and money markets investments totaling $337 million, borrowing potential of $158 million from its secured facility with BPPR. In addition to these liquidity sources, the stake in EVERTEC had a market value of $509 million as of June 30, 2021 and it represents an additional source of contingent liquidity.

Non-Banking Subsidiaries

The principal sources of funding for the non-banking subsidiaries include internally generated cash flows from operations, loan sales, repurchase agreements, capital injections and borrowed funds from their direct parent companies or the holding companies. The principal uses of funds for the non-banking subsidiaries include repayment of maturing debt, operational expenses and payment of dividends to the BHCs. The liquidity needs of the non-banking subsidiaries are minimal since most of them are funded internally from operating cash flows or from intercompany borrowings or capital contributions from their holding companies. During 2021, Popular, Inc. made a capital contribution to its wholly owned subsidiary Popular Securities amounting to $5 million.

Dividends

During the six months ended June 30, 2021, the Corporation declared cash dividend of $0.85 per common share outstanding to $ 70.0 million. The dividends for the Corporation’s Series A preferred stock amounted to $0.7 million. During the quarter ended June 30, 2021, the BHC’s received dividends amounting to $575 million from BPPR, $4 million from PIBI which main source of income is derived from its investment in BHD, $4 million in dividends from its non-banking subsidiaries and $1 million in dividends from EVERTEC. Dividends from BPPR constitute Popular, Inc.’s primary source of liquidity.

Other Funding Sources and Capital

The debt securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s debt securities portfolio consists primarily of liquid U.S. government debt securities, U.S. government sponsored agency debt securities, U.S. government sponsored agency mortgage-backed securities, and U.S. government sponsored agency collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged debt securities amounted to $1.1 billion at June 30, 2021 and $3.4 billion at December 31, 2020. A substantial portion of these debt securities could be used to raise financing in the U.S. money markets or from secured lending sources.

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

The following summarized financial information presents the financial position of the obligor group, on a combined basis at June 30, 2021 and December 31, 2020, and the results of their operations for the period ended June 30, 2021. Investments in and equity in the earnings from the other subsidiaries and affiliates that are not members of the obligor group have been excluded.

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

Table 15 - Summarized Statement of Condition

(In thousands)	June 30, 2021	December 31, 2020
Assets
Cash and money market investments	$337,439	$190,830
Investment securities	31,365	27,630
Accounts receivables from non-obligor subsidiaries	21,062	16,338
Other loans (net of allowance for credit losses of $337)	30,836	31,162
Investment in equity method investees	102,159	88,272
Other assets	47,374	46,547
Total assets	$570,235	$400,779
Liabilities and Stockholders' deficit
Accounts payable to non-obligor subsidiaries	$4,132	$3,946
Accounts payable to affiliates and related parties	906	977
Notes payable	682,151	681,503
Other liabilities	88,907	79,208
Stockholders' deficit	(205,861)	(364,855)
Total liabilities and stockholders' deficit	$570,235	$400,779

Table 16 - Summarized Statement of Operations

		For the quarter ended
(In thousands)		June 30, 2021
Income:
Dividends from non-obligor subsidiaries		$579,000
Interest income from non-obligor subsidiaries and affiliates		442
Earnings from investments in equity method investees		14,669
Other operating income		2,578
Total income		$596,689
Expenses:
Services provided by non-obligor subsidiaries and affiliates (net of reimbursement by subsidiaries for services provided by parent of ($81,940))		$6,514
Other operating expenses		14,529
Total expenses		$21,043
Net income		$575,646

During the six months ended June 30, 2021, the Obligor group recorded $1.7 million of distribution from its direct equity method investees, of which $1.2 million are related to dividend distributions.

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

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $9 million in deposits at June 30, 2021 that are subject to rating triggers.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 19 to the Consolidated Financial Statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $39 million at June 30, 2021. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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

In Puerto Rico, former Governor Wanda Vázquez issued an executive order in March 2020 declaring a health emergency, ordering residents to shelter in place, implementing a mandatory curfew, and requiring the closure of non-essential businesses. Some of the restrictions, including the mandatory curfew, remained in place until July 5, 2021, when Governor Pierluisi lifted all remaining restrictions and delegated to the Puerto Rico Secretary of Health the authority to issue guidelines and protocols to address the COVID-19 emergency. Although many of these restrictive measures have been eased or lifted, allowing for the gradual reopening of the economy, certain restrictive measures remain in place and additional restrictive measures may be implemented in the future as a result of a resurgence in the spread of the virus or new strains of the virus. Since the beginning of the pandemic, most businesses have had to make significant adjustments to protect customers and employees, including transitioning to telework and suspending or modifying certain operations in compliance with health and safety guidelines. The Puerto Rico Legislative Assembly enacted legislation in April 2020 requiring financial institutions to offer moratoriums on consumer financial products to clients impacted by the COVID-19 pandemic, which was effective through August 2020. The Federal Government has also approved several economic stimulus measures that seek to cushion the economic fallout of the pandemic, including providing direct subsidies, expanding eligibility for and increasing unemployment benefits and guaranteeing through the SBA PPP loans to small and medium businesses.

The COVID-19 pandemic and the restrictions imposed to curb the spread of the disease have had and may continue to have a material adverse effect on economic activity worldwide, including in Puerto Rico. The extent to which the COVID-19 pandemic will continue to adversely affect economic activity will depend on future developments, which are highly uncertain and difficult to predict, including the scope and duration of the pandemic (including the appearance of new strains of the virus), the restrictions imposed by governmental authorities and other third parties in response to the same, the pace of global vaccination efforts, and the amount of federal and local assistance offered to offset the impact of the pandemic. Pursuant to the 2021 Fiscal Plan (as defined below), economic stimulus measures have more than offset the estimated income loss due to reduced economic activity in Puerto Rico and are estimated to have caused a temporary increase in personal income on a net basis. However, there can be no assurance that these measures will be sufficient to offset the pandemic’s economic impact in the medium- and long-term.

For a discussion of the impact of the pandemic on the Corporation’s operations and financial results during the second quarter of 2021, refer to the MD&A Significant Events section, on the accompanying financial statements. For additional discussion of risk factors related to the impact of the pandemic, see “Part I – Item 1A – Risk Factors” in the Corporation’s Form 10-K for the year ended December 31, 2020 and “Part II- Item 1A – Risk Factors” of any subsequent Form 10-Q.

Economic Performance

The Commonwealth’s economy entered a recession in the fourth quarter of fiscal year 2006 and its gross national product (“GNP”) contracted (in real terms) every fiscal year between 2007 and 2018, with the exception of fiscal year 2012. Pursuant to the latest Puerto Rico Planning Board (the “Planning Board”) estimates, dated March 2021, the Commonwealth’s real GNP increased by 1.8% in fiscal year 2019 due to the influx of federal funds and private insurance payments to repair damage caused by Hurricanes Irma and María. However, the Planning Board estimates that the Commonwealth’s real GNP decreased by approximately 3.2% in fiscal year 2020 due primarily to the adverse impact of the COVID-19 pandemic and the measures taken by the government in response to the same. The Planning Board projected that the negative effects of COVID-19 would continue through fiscal year 2021, resulting in a contraction in real GNP of approximately -2%, followed by 0.8% GNP growth in the current fiscal year.

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

PROMESA

PROMESA, among other things, created a seven-member federally-appointed oversight board (the “Oversight Board”) with ample powers over the fiscal and economic affairs of the Commonwealth, its public corporations, instrumentalities and municipalities and established two mechanisms for the restructuring of the obligations of such entities. Pursuant to PROMESA, the Oversight Board will remain in place until market access is restored and balanced budgets, in accordance with modified accrual accounting, are produced for at least four consecutive years. In August 2016, President Obama appointed the seven original voting members of the Oversight Board through the process established in PROMESA, which authorizes the President to select the members from several lists required to be submitted by congressional leaders. Such appointments process was recently upheld by the U.S. Supreme Court. The terms of the original Oversight Board members expired in August 2019, but PROMESA allows members to remain in their roles until their successors have been appointed. All of the original members continued to serve on the Oversight Board on holdover status until 2020, when President Donald Trump reappointed three of the original members and appointed four new members to the Oversight Board.

In October 2016, the Oversight Board designated the Commonwealth and all of its public corporations and instrumentalities as “covered entities” under PROMESA. The only Commonwealth government entities that were not subject to such initial designation were the Commonwealth’s municipalities. In May 2019, however, the Oversight Board designated all of the Commonwealth’s municipalities as covered entities. At the Oversight Board’s request, covered entities are required to submit fiscal plans and annual budgets to the Oversight Board for its review and approval. They are also required to seek Oversight Board approval to issue, guarantee or modify their debts and to enter into contracts with an aggregate value of $10 million or more. Finally, covered entities are potentially eligible to avail themselves of the debt restructuring processes provided by PROMESA. For additional discussion of risk factors related to the Puerto Rico fiscal challenges, see “Part I – Item 1A – Risk Factors” in the Corporation’s Form 10-K for the year ended December 31, 2020.

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

Other Fiscal Plans. Pursuant to PROMESA, the Oversight Board has also requested and certified fiscal plans for several public corporations and instrumentalities. The certified fiscal plan for the Puerto Rico Electric Power Authority (“PREPA”), Puerto Rico’s electric power utility, contemplated the transformation of Puerto Rico’s electric system through, among other things, the establishment of a public-private partnership with respect to PREPA’s transmission and distribution system (the “T&D System”), and calls for significant structural reforms at PREPA. The procurement process for the establishment of a public-private partnership with respect to the T&D System was completed in June 2020. The selected proponent, LUMA Energy LLC (“LUMA”), and PREPA entered into a 15-year agreement whereby, since June 1, 2021, LUMA is responsible for operating, maintaining and modernizing the T&D System.

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

On July 27, 2021, the Oversight Board filed the Sixth Amended Title III Joint Plan of Adjustment for the Commonwealth, et. al. (the “Proposed Plan”) in the pending debt restructuring proceedings under Title III of PROMESA. The Proposed Plan, which has substantial support from several creditor constituencies but is still subject to confirmation in the Title III proceeding, seeks to restructure approximately $35 billion of debt and other claims against the Commonwealth, PBA and ERS, and more than $50 billion of unfunded pension liabilities. On July 29, 2021, the Title III court approved the disclosure statement for the Proposed Plan. The Oversight Board has proposed that final hearings on confirmation of a plan of adjustment take place in November 2021.

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

At June 30, 2021 and December 31, 2020, the Corporation’s direct exposure to the Puerto Rico government’s instrumentalities and municipalities totaled $375 million and $377 million, respectively, which amounts were fully outstanding on such dates. Further deterioration of the Commonwealth’s fiscal and economic situation could adversely affect the value of our Puerto Rico government obligations, resulting in losses to us. Of the amount outstanding, $342 million consists of loans and $33 million are securities ($342 million and $35 million, respectively, at December 31, 2020). Substantially all of the amount outstanding at June 30, 2021 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At June 30, 2021, 74% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. On July 1, 2021, the Corporation received scheduled principal payments amounting to $32 million from various obligations from Puerto Rico municipalities. For additional discussion of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to Note 20 – Commitments and Contingencies.

In addition, at June 30, 2021, the Corporation had $302 million in loans insured or securities issued by Puerto Rico governmental entities, but for which the principal source of repayment is non-governmental ($317 million at December 31, 2020). These included $248 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2020 - $260 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had, at June 30, 2021, $44 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default, and upon the satisfaction of certain other conditions (December 31, 2020 - $46 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of this loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, a moratorium on such obligations has not been imposed as of the date hereof. In addition, at June 30, 2021, the Corporation had $10 million of commercial real estate notes issued by government entities but that are payable from rent paid by non-governmental parties (December 31, 2020 - $11 million).

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

At June 30, 2021, the Corporation’s direct exposure to USVI instrumentalities and public corporations amounted to approximately $73 million, of which $70 million is outstanding (compared to $105 million and $70 million, respectively, at December 31, 2020). Of the amount outstanding, approximately (i) $43 million represents loans to the West Indian Company LTD, a government-owned company that owns and operates a cruise ship pier and shopping mall complex in St. Thomas, (ii) $20 million represents loans to the Virgin Islands Water and Power Authority, a public corporation of the USVI that operates USVI’s water production and electric generation plants, (iii) $1 million represents loans to the Virgin Islands Public Finance Authority (“VI PFA” ), a public corporation of the USVI created for the purpose of raising capital for public projects and (iv) $6 million in loans to the Virgin Islands Porth Authority (compared to $43 million, $20 million, $3 million, and $4 million, respectively, at December 31, 2020).

British Virgin Islands

The Corporation has operations in the British Virgin Islands (“BVI”), which has been negatively affected by the COVID-19 pandemic, particularly as a reduction in the tourism activity which accounts for a significant portion of its economy. Although the Corporation has no significant exposure to a single borrower in the BVI, at June 30, 2020 it has a loan portfolio amounting to approximately $228 million comprised of various retail and commercial clients, compared to a loan portfolio of $251 million at December 31, 2020, which included a $18 million loan with the BVI Government that was paid off during the second quarter of 2021.

U.S. Government

As further detailed in Notes 5 and 6 to the Consolidated Financial Statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $1.7 billion of residential mortgages, $1.0 billion of SBA loans under the PPP and $63 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at June 30, 2021 (compared to $1.8 billion, $1.3 billion and $60 million, respectively, at December 31, 2020).

Non-Performing Assets

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 17.

The Corporation adopted the CECL accounting standard effective January 1, 2020. This framework requires management to estimate credit losses over the full remaining expected life of the loan using economic forecasts over a reasonable and supportable period, and historical information thereafter.

During the second quarter of 2021, the Corporation’s assets continued to exhibit favorable credit quality and low credit costs, outperforming pre-pandemic trends. These improvements have been aided by the significant government stimulus and the rebound in the economy. We will continue to closely monitor post COVID-19 risks and the effects of the receding stimulus on macroeconomic conditions and on borrower performance. However, management believes that the improvement over the last few years in the risk profile of the Corporation’s loan portfolios, positions Popular to operate successfully under the current environment.

Total NPAs decreased by $57 million when compared with December 31, 2020. Total non-performing loans held-in-portfolio (“NPLs”) decreased by $53 million from December 31, 2020. BPPR’s NPLs decreased by $44 million, mainly driven by lower mortgage NPLs by $44 million, as improvements in early delinquencies led to lower NPL inflows for the quarter, and lower consumer NPLs by $6 million. BPPR’s construction NPLs decreased by $7 million mostly due to a previously reserved loan that was partially charged-off during the first quarter of 2021. These decreases were in part offset by higher commercial NPLs by $14 million, mostly due to a single $32 million inflow, partially offset by the resolution of an $9 million relationship. Popular U.S. NPLs decreased by $9 million from December 31, 2020, mostly related to a $7 million construction loan transferred to loans-held-for-sale. At June 30, 2021, the ratio of NPLs to total loans held-in-portfolio was 2.4% compared to 2.5% in the fourth quarter of 2020. In addition, other real estate owned loans (“OREOs”) decreased by $10 million, mostly related to sales activity and the suspension of foreclosure activity due to the COVID-19 pandemic.

At June 30, 2021, NPLs secured by real estate amounted to $560 million in the Puerto Rico operations and $36 million in Popular U.S. These figures were $630 million and $34 million, respectively, at December 31, 2020.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”) amounted to $7.8 billion at June 30, 2021, of which $1.8 billion was secured with owner occupied properties, compared with $7.8 billion and $1.9 billion, respectively, at December 31, 2020. CRE NPLs amounted to $159 million at June 30, 2021, compared with $173 million at December 31, 2020. The CRE NPL ratios for the BPPR and Popular U.S. segments were 4.23% and 0.15%, respectively, at June 30, 2021, compared with 4.51% and 0.07%, respectively, at December 31, 2020.

In addition to the NPLs included in Table 17, at June 30, 2021, there were $197 million of performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired (December 31, 2020 - $228 million).

For the quarter ended June 30, 2021, total inflows of NPLs held-in-portfolio, excluding consumer loans, decreased by approximately $11 million, when compared to the inflows for the same period in 2020. Inflows of NPLs held-in-portfolio at the BPPR segment decreased by $14 million compared to the same period in 2020, driven by lower mortgage inflows by $39 million, offset in part by higher commercial inflows by $25 million related to the abovementioned $32 million relationship. Inflows of NPLs held-in-portfolio at the Popular U.S. segment increased by $3 million from the same period in 2020, mostly due to due to higher commercial NPL inflows.

Table 17 - Non-Performing Assets
	June 30, 2021				December 31, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category
Commercial	$217,703	$7,862	$225,565	1.7%	$204,092	$5,988	$210,080	1.5%
Construction	14,877	-	14,877	1.7	21,497	7,560	29,057	3.1
Leasing	2,286	-	2,286	0.2	3,441	-	3,441	0.3
Mortgage	370,653	13,323	383,976	5.0	414,343	14,864	429,207	5.4
Auto	13,286	-	13,286	0.4	15,736	-	15,736	0.5
Consumer	37,984	7,209	45,193	1.8	41,268	8,985	50,253	1.9
Total non-performing loans held-in-portfolio	656,789	28,394	685,183	2.4%	700,377	37,397	737,774	2.5%
Non-performing loans held-for-sale [1]	-	8,700	8,700		-	2,738	2,738
Other real estate owned (“OREO”)	71,749	1,523	73,272		81,512	1,634	83,146
Total non-performing assets	$728,538	$38,617	$767,155		$781,889	$41,769	$823,658
Accruing loans past due 90 days or more[2]	$633,315	$-	$633,315		$1,028,061	$3	$1,028,064
Ratios:
Non-performing assets to total assets	1.18%	0.36%	1.06%		1.42%	0.38%	1.25%
Non-performing loans held-in-portfolio to loans held-in-portfolio	3.11	0.36	2.36		3.25	0.48	2.51
Allowance for credit losses to loans held-in-portfolio	3.13	1.57	2.70		3.43	2.00	3.05
Allowance for credit losses to non-performing loans, excluding held-for-sale	100.77	436.49	114.68		105.62	418.48	121.48
HIP = “held-in-portfolio”
[1] Non-performing loans held-for-sale as of June 30, 2021, were $7 million in construction loans and $2 million commercial loans (December 31, 2020 - $3 million in commercial loans).

[2] It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. The balance of these loans includes $15 million at June 30, 2021 related to the rebooking of loans previously pooled into GNMA securities, in which the Corporation had a buy-back option as further described below (December 31, 2020 - $57 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to repurchases option are required to be reflected (rebooked) on the financial statements of BPPR with an offsetting liability. While the borrowers for our serviced GNMA portfolio benefited from the moratorium, the delinquency status of these loans continued to be reported to GNMA without considering the moratorium. These balances include $363 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of June 30, 2021 (December 31, 2020 - $329 million). Furthermore, the Corporation has approximately $56 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2020 - $60 million).

Table 18 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended June 30, 2021			For the six months ended June 30, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$606,521	$24,223	$630,744	$639,932	$28,412	$668,344
Plus:
New non-performing loans	83,089	12,344	95,433	149,210	30,501	179,711
Advances on existing non-performing loans	-	12	12	-	23	23
Less:
Non-performing loans transferred to OREO	(10,603)	-	(10,603)	(15,254)	-	(15,254)
Non-performing loans charged-off	(5,812)	(1,147)	(6,959)	(23,545)	(1,500)	(25,045)
Loans returned to accrual status / loan collections	(69,962)	(7,247)	(77,209)	(147,110)	(27,478)	(174,588)
Loans transferred to held-for-sale	-	(7,000)	(7,000)	-	(8,773)	(8,773)
Ending balance NPLs	$603,233	$21,185	$624,418	$603,233	$21,185	$624,418

Table 19 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended June 30, 2020			For the six months ended June 30, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$655,569	$21,560	$677,129	$431,082	$16,621	$447,703
Transition of PCI to PCD loans under CECL	-	-	-	245,703	18,547	264,250
Plus:
New non-performing loans	96,747	9,426	106,173	177,667	13,599	191,266
Advances on existing non-performing loans	-	137	137	-	308	308
Less:
Non-performing loans transferred to OREO	(48)	-	(48)	(10,438)	-	(10,438)
Non-performing loans charged-off	(9,249)	(375)	(9,624)	(16,142)	(929)	(17,071)
Loans returned to accrual status / loan collections	(91,867)	(7,365)	(99,232)	(176,720)	(14,084)	(190,804)
Loans transferred to held-for-sale	-	-	-	-	(10,679)	(10,679)
Ending balance NPLs	$651,152	$23,383	$674,535	$651,152	$23,383	$674,535

Table 20 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended June 30, 2021			For the six months ended June 30, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$200,863	$1,907	$202,770	$204,092	$5,988	$210,080
Plus:
New non-performing loans	39,657	7,570	47,227	47,381	9,263	56,644
Advances on existing non-performing loans	-	1	1	-	7	7
Less:
Non-performing loans transferred to OREO	(2,346)	-	(2,346)	(6,196)	-	(6,196)
Non-performing loans charged-off	(1,515)	(624)	(2,139)	(3,906)	(976)	(4,882)
Loans returned to accrual status / loan collections	(18,956)	(992)	(19,948)	(23,668)	(4,647)	(28,315)
Loans transferred to held-for-sale	-	-	-	-	(1,773)	(1,773)
Ending balance NPLs	$217,703	$7,862	$225,565	$217,703	$7,862	$225,565

Table 21 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended June 30, 2020			For the six months ended June 30, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$251,104	$9,384	$260,488	$147,255	$5,504	$152,759
Transition of PCI to PCD loans under CECL	-	-	-	112,517	18,547	131,064
Plus:
New non-performing loans	14,187	1,986	16,173	19,141	2,152	21,293
Advances on existing non-performing loans	-	126	126	-	245	245
Less:
Non-performing loans transferred to OREO	-	-	-	(2,202)	-	(2,202)
Non-performing loans charged-off	(1,402)	(368)	(1,770)	(3,548)	(922)	(4,470)
Loans returned to accrual status / loan collections	(9,999)	(1,889)	(11,888)	(19,273)	(5,608)	(24,881)
Loans transferred to held-for-sale	-	-	-	-	(10,679)	(10,679)
Ending balance NPLs	$253,890	$9,239	$263,129	$253,890	$9,239	$263,129

Table 22 - Activity in Non-Performing Construction Loans Held-in-Portfolio

	For the quarter ended June 30, 2021			For the six months ended June 30, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$14,877	$7,523	$22,400	$21,497	$7,560	$29,057
Plus:
New non-performing loans	-	-	-	-	12,141	12,141
Less:
Non-performing loans charged-off	-	(523)	(523)	(6,620)	(523)	(7,143)
Loans returned to accrual status / loan collections	-	-	-	-	(12,178)	(12,178)
Loans transferred to held-for-sale	-	(7,000)	(7,000)	-	(7,000)	(7,000)
Ending balance NPLs	$14,877	$-	$14,877	$14,877	$-	$14,877

Table 23 - Activity in Non-Performing Construction Loans Held-in-Portfolio

	For the quarter ended June 30, 2020			For the six months ended June 30, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$-	$-	$-	$119	$26	$145
Less:
Loans returned to accrual status / loan collections	-	-	-	(119)	(26)	(145)
Ending balance NPLs	$-	$-	$-	$-	$-	$-

Table 24 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the quarter ended June 30, 2021			For the six months ended June 30, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$390,781	$14,793	$405,574	$414,343	$14,864	$429,207
Plus:
New non-performing loans	43,432	4,774	48,206	101,829	9,097	110,926
Advances on existing non-performing loans	-	11	11	-	16	16
Less:
Non-performing loans transferred to OREO	(8,257)	-	(8,257)	(9,058)	-	(9,058)
Non-performing loans charged-off	(4,297)	-	(4,297)	(13,019)	(1)	(13,020)
Loans returned to accrual status / loan collections	(51,006)	(6,255)	(57,261)	(123,442)	(10,653)	(134,095)
Ending balance NPLs	$370,653	$13,323	$383,976	$370,653	$13,323	$383,976

Table 25 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the quarter ended June 30, 2020			For the six months ended June 30, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$404,465	$12,176	$416,641	$283,708	$11,091	$294,799
Transition of PCI to PCD loans under CECL	-	-	-	133,186	-	133,186
Plus:
New non-performing loans	82,560	7,440	90,000	158,526	11,447	169,973
Advances on existing non-performing loans	-	11	11	-	63	63
Less:
Non-performing loans transferred to OREO	(48)	-	(48)	(8,236)	-	(8,236)
Non-performing loans charged-off	(7,847)	(7)	(7,854)	(12,594)	(7)	(12,601)
Loans returned to accrual status / loan collections	(81,868)	(5,476)	(87,344)	(157,328)	(8,450)	(165,778)
Ending balance NPLs	$397,262	$14,144	$411,406	$397,262	$14,144	$411,406

Loan Delinquencies

Another key measure used to evaluate and monitor the Corporation’s asset quality is loan delinquencies. Loans delinquent 30 days or more, as a percentage of their related portfolio category at June 30, 2021 and December 31, 2020, are presented below.

Table 26 - Loan Delinquencies

(Dollars in thousands)	June 30, 2021			December 31, 2020
	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans
Commercial	$271,769	$13,437,932	2.02%	$249,484	$13,614,310	1.83%
Construction	17,957	865,113	2.08	50,369	926,208	5.44
Leasing	10,443	1,297,928	0.80	14,009	1,197,661	1.17
Mortgage [1]	1,254,272	7,678,478	16.33	1,775,902	7,890,680	22.51
Consumer	136,321	5,783,166	2.36	179,789	5,756,337	3.12
Loans held-for-sale	8,986	85,315	10.53	3,108	99,455	3.13
Total	$1,699,748	$29,147,932	5.83%	$2,272,661	$29,484,651	7.71%

[1] Loans delinquent 30 days or more includes $0.7 billion of residential mortgage loans insured by FHA or guaranteed by the VA as of June 30, 2021 (December 31, 2020 - $1.1 billion). Refer to Note 7 to the Consolidated Financial Statements for additional information of guaranteed loans.

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

The Corporation must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are recalibration of statistical models used to calculate lifetime expected losses, changes in underwriting standards, financial accounting standards and loan impairment measurements, among others. Changes in the financial condition of individual borrowers, in economic conditions, and in the condition of the various markets in which collateral may be sold, may also affect the required level of the allowance for credit losses. Consequently, the business financial condition, liquidity, capital and results of operations could also be affected.

At June 30, 2021, the allowance for credit losses amounted to $786 million, a decrease of $110 million, when compared with December 31, 2020, mainly prompted by improvements in credit quality and the macroeconomic outlook. During the first quarter of 2021, the updated economic assumptions included a more optimistic view of the economy compared to the December 31, 2020 scenarios, prompting substantial reductions in reserves across different portfolios. The ACL for BPPR decreased by $78 million to $662 million, when compared to December 31, 2020. The decrease in the allowance for BPPR also included a release in the second quarter of 2021 of a qualitative reserve for the hotel and hospitality portfolio due to the favorable economic environment and improvements in borrower performance. The ACL for Popular U.S. decreased by $32 million to $124 million, when compared to December 31, 2020. The decrease in the reserve for Popular U.S. due to improvements in the economic outlook was partially offset with qualitative reserves aimed at addressing uncertainties mainly in the commercial real estate portfolio. The provision for credit losses for the quarter ended June 30, 2021 amounted to a benefit of $17.5 million, a favorable variance of $80.6 million from the same period in the prior year, driven by improved credit quality and macroeconomic outlook and lower NCOs. Refer to the Provision for Credit Losses section of this MD&A for additional information.

Table 27 - Allowance for Credit Losses - Loan Portfolios
June 30, 2021
(Dollars in thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Total ACL	$271,144	$11,256	$182,619	$17,551	$303,220	$785,790
Total loans held-in-portfolio	$13,437,932	$865,113	$7,678,478	$1,297,928	$5,783,166	$29,062,617
ACL to loans held-in-portfolio	2.02%	1.30%	2.38%	1.35%	5.24%	2.70%

Table 28 - Allowance for Credit Losses - Loan Portfolios
December 31, 2020
(Dollars in thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Total ACL	$333,380	$14,237	$215,716	$16,863	$316,054	$896,250
Total loans held-in-portfolio	$13,614,310	$926,208	$7,890,680	$1,197,661	$5,756,337	$29,385,196
ACL to loans held-in-portfolio	2.45%	1.54%	2.73%	1.41%	5.49%	3.05%

Annualized net charge-offs (recoveries)

The following tables present annualized net charge-offs (recoveries) to average loans held-in-portfolio (“HIP”) by loan category for the quarters and six months ended June 30, 2021 and 2020.

Table 29 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio

	Quarters ended
	June 30, 2021			June 30, 2020
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	(0.51)%	(0.03)%	(0.30)%	0.05%	(0.06)%	0.01%
Construction	(1.41)	0.05	(0.18)	(0.45)	―	(0.08)
Mortgage	0.06	(0.15)	0.03	0.51	(0.01)	0.43
Leasing	0.12	―	0.12	1.25	―	1.25
Consumer	0.55	1.57	0.59	3.68	3.53	3.67
Total annualized net charge-offs (recoveries) to average loans held-in-portfolio	(0.03)%	0.01%	(0.02)%	1.20%	0.15%	0.92%

	Six months ended
	June 30, 2021			June 30, 2020
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	(0.29)%	(0.01)%	(0.17)%	0.04%	(0.03)%	0.01%
Construction	7.32	0.03	1.25	(0.27)	(0.04)	(0.08)
Mortgage	0.28	(0.09)	0.23	0.44	―	0.37
Leasing	0.08	―	0.08	1.24	―	1.24
Consumer	0.52	1.99	0.58	3.61	3.19	3.58
Total annualized net charge-offs to average loans held-in-portfolio	0.17%	0.04%	0.14%	1.19%	0.16%	0.92%

NCOs for the quarter ended June 30, 2021 amounted to a net recovery of $1.3 million, decreasing by $66.2 million when compared to the same period in 2020. The BPPR segment NCOs decreased by $63.6 million mainly driven by lower consumer and mortgage NCOs by $42.8 million and $6.6 million, respectively, aided by measures taken by the Corporation to control the impact of the pandemic, as well as the U.S. government stimulus programs. The decrease reflected in the commercial NCOs of approximately $11.0 million, when compared to the same period in 2020, was mostly due to recoveries of $7.9 million related to the resolution of a non-performing relationship. The Popular U.S. segment NCOs were negligible for the period, decreasing by $2.6 million, mainly driven by lower consumer NCOs.

Troubled Debt Restructurings

The Corporation’s troubled debt restructurings (“TDRs”) loans amounted to $1.7 billion at June 30, 2021, increasing by $13 million, from December 31, 2020, mainly related to mortgage borrowers that needed additional COVID-19 extensions past the original 6-month moratorium period. TDRs in the BPPR segment increased by $15 million, mostly related to higher mortgage TDRs by $42 million, of which $36 million were related to government guaranteed loans, in part offset by a combined decrease of $22 million in the commercial and construction TDRs, principally related to a commercial loan that paid-off during the second quarter of 2021. The Popular U.S. segment TDRs decreased by $2 million from December 31, 2020, mostly due to lower mortgage TDRs. TDRs in accruing status increased by $43 million from December 31, 2020, mostly related to an increase of $59 million in BPPR’s mortgage, in part offset by a decrease of $12 million in BPPR’s commercial TDRs, while non-accruing TDRs decreased by $29 million.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 20, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under “Part I - Item 1A - Risk Factors” in our 2020 Form 10-K and under “Part II – Item 1A - Risk Factors” of any subsequent Quarterly Report on Form 10-Q. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of the risk factors below and in our 2020 Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

The risks described in our 2020 Form 10-K and in our Quarterly Reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations and capital position.

There have been no material changes to the risk factors previously disclosed under “Part I - Item 1- A - Risk Factors” in our 2020 Form 10-K, except for the risks included below which supplement the risk factors described in our 2020 Form 10-K.

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

A successful compromise or circumvention of the security of our systems could have serious negative consequences for us, including significant disruption of our operations and those of our clients, customers and counterparties, misappropriation of confidential information of us or that of our clients, customers, counterparties or employees, or damage to computers or systems used by us or by our clients, customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could have a material adverse effect on us. For example, if personal, non-public, confidential or proprietary information in our possession were to be mishandled, misused or stolen, we could suffer significant regulatory consequences, reputational damage and financial loss. The extent of a particular cyber attack and the steps that we may need to take to investigate the attack may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed. While such an investigation is ongoing, Popular may not necessarily know the full extent of the harm caused by the cyber attack, and that damage may continue to spread. These factors may inhibit our ability to provide rapid, full and reliable information about the cyber attack to its clients, customers, counterparties and regulators, as well as the public. Furthermore, it may not be clear how best to contain and remediate the harm caused by the cyber attack, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Any or all of these factors could further increase the costs and consequences of a cyber attack. For a discussion of the guidance that federal banking regulators have released regarding cybersecurity and cyber risk management standards, see “Regulation and Supervision” in Part I, Item 1 — Business, included in our 2020 Form 10-K. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

We rely on third parties for the performance of a significant portion of our information technology functions and the provision of information security, technology and business process services. As a result, a successful compromise or circumvention of the security of the systems of these third-party service providers could have serious negative consequences for us, including misappropriation of confidential information of us or that of our clients, customers, counterparties or employees, or other negative implications identified above with respect to a cyber attack on our systems, which could have a material adverse effect on us. The most important of these third-party service providers for us is EVERTEC, and certain risks particular to EVERTEC are discussed under “Part I - Item 1- A - Risk Factors” in our 2020 Form 10-K. During 2021, we determined that, as a result of the widely reported breach of Accellion, Inc.’s File Transfer Appliance tool, which was being used at the time of such breach by a U.S.-based third-party advisory services vendor of Popular, personal information of certain Popular customers was compromised. As a result, Popular has notified, as required or otherwise deemed appropriate, customers identified as affected by the incident. Although we are not aware of fraudulent activity in connection with this incident, Popular’s networks and systems were not impacted and our third-party service provider has agreed to cover external remediation costs associated with the incident, a compromise of the personal information of our customers maintained by third party vendors could result in significant regulatory consequences, reputational damage and financial loss to us. The success of our business depends in part on the continuing ability of these (and other) third parties to perform these functions and services in a timely and satisfactory manner, which performance could be disrupted or otherwise adversely affected due to failures or other information security events originating at the third parties or at the third parties’ suppliers or vendors (so-called “fourth party risk”). We may not be able to effectively monitor or mitigate fourth-party risk, in particular as it relates to the use of common suppliers or vendors by the third parties that perform functions and services for us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not have any unregistered sales of equity securities during the quarter ended June 30, 2021.

Issuer Purchases of Equity Securities

The following table sets forth the details of purchases of Common Stock by the Corporation during the quarter ended June 30, 2021:

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1- April 30	-	-	-	-
May 1- May 31	3,801,586	$73.97	3,785,831	$350,000,000
June 1- June 30	2,061	74.59	-	53,732,448
Total	3,803,647	$73.97	3,785,831	$53,732,448

(1) Includes 17,816 shares of the Corporation’s common stock acquired by the Corporation in connection with the satisfaction of tax withholding obligations on vested awards of restricted stock or restricted stock units granted to directors and certain employees under the Corporation’s Omnibus Incentive Plan. The acquired shares of common stock were added back to treasury stock.

(2) In May 2021, the Corporation entered into a $350 million accelerated share repurchase transaction with respect to its common stock. As part of this transaction, the Corporation received an initial share delivery of 3,785,831 shares of common stock. Such shares are held as treasury stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No	Exhibit Description
10.1	Form of Director Compensation Letter, Election Form and Restricted Stock Unit Award Agreement for Betty DeVita and José R. Rodríguez, effective June 25, 2021(1)
22.1	Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22.1 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101. INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline Document.
101.SCH	Inline Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	The cover page of Popular, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments)(1)

(1) Included herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: August 9, 2021	By: /s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President &
Chief Financial Officer

Date: August 9, 2021	By: /s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller