Form 10-Q
period 2021-09-30
POPULAR, INC.
filed 2021-11-09
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]		Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021
Or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 79,857,220 shares outstanding as of November 5, 2021.

POPULAR INC
INDEX

Part I – Financial Information	Page

Item 1. Financial Statements

Unaudited Consolidated Statements of Financial Condition at September 30, 2021 and
December 31, 2020	6

Unaudited Consolidated Statements of Operations for the quarters
and nine months ended September 30, 2021 and 2020	7

Unaudited Consolidated Statements of Comprehensive Income for the
quarters and nine months ended September 30, 2021 and 2020	8

Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the
quarters and nine months ended September 30, 2021 and 2020	9

Unaudited Consolidated Statements of Cash Flows for the nine months
ended September 30, 2021 and 2020	11

Notes to Unaudited Consolidated Financial Statements	13

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	119

Item 3. Quantitative and Qualitative Disclosures about Market Risk	164

Item 4. Controls and Procedures	164

Part II – Other Information

Item 1. Legal Proceedings	165

Item 1A. Risk Factors	165

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	167

Item 3. Defaults Upon Senior Securities	168
Item 4. Mine Safety Disclosures	168
Item 5. Other Information	168
Item 6. Exhibits	168
Signatures	169

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	September 30,	December 31,
(In thousands, except share information)	2021	2020
Assets:
Cash and due from banks	$538,973	$491,065
Money market investments:
Time deposits with other banks	17,526,238	11,640,880
Total money market investments	17,526,238	11,640,880
Trading account debt securities, at fair value:
Pledged securities with creditors’ right to repledge	301	241
Other trading account debt securities	35,763	36,433
Debt securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	88,418	125,819
Other debt securities available-for-sale	24,302,808	21,435,333
Debt securities held-to-maturity, at amortized cost (fair value 2021 - $89,775; 2020 - $94,891)	85,655	92,621
Less – Allowance for credit losses	9,222	10,261
Debt securities held-to-maturity, net	76,433	82,360
Equity securities (realizable value 2021 - $186,329; 2020 - $173,929)	184,931	173,737
Loans held-for-sale, at lower of cost or fair value	91,313	99,455
Loans held-in-portfolio	29,089,241	29,588,430
Less – Unearned income	233,869	203,234
Allowance for credit losses	718,575	896,250
Total loans held-in-portfolio, net	28,136,797	28,488,946
Premises and equipment, net	487,526	510,241
Other real estate	76,828	83,146
Accrued income receivable	200,649	209,320
Mortgage servicing rights, at fair value	116,567	118,395
Other assets	1,634,839	1,737,041
Goodwill	671,122	671,122
Other intangible assets	19,657	22,466
Total assets	$74,189,163	$65,926,000
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$15,147,567	$13,128,699
Interest bearing	50,865,994	43,737,641
Total deposits	66,013,561	56,866,340
Assets sold under agreements to repurchase	86,470	121,303
Notes payable	1,176,943	1,224,981
Other liabilities	929,218	1,684,689
Total liabilities	68,206,192	59,897,313
Commitments and contingencies (Refer to Note 20)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 885,726 shares issued and outstanding (2020 - 885,726)	22,143	22,143
Common stock, $0.01 par value; 170,000,000 shares authorized;104,562,933 shares issued (2020 - 104,508,290) and 79,841,564 shares outstanding (2020 - 84,244,235)	1,046	1,045
Surplus	4,569,641	4,571,534
Retained earnings	2,882,340	2,260,928
Treasury stock - at cost, 24,721,369 shares (2020 - 20,264,055)	(1,352,104)	(1,016,954)
Accumulated other comprehensive (loss) income, net of tax	(140,095)	189,991
Total stockholders’ equity	5,982,971	6,028,687
Total liabilities and stockholders’ equity	$74,189,163	$65,926,000
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2021	2020	2021	2020
Interest income:
Loans	$435,296	$431,286	$1,303,726	$1,311,402
Money market investments	6,914	2,773	14,300	16,788
Investment securities	87,952	79,142	265,348	243,938
Total interest income	530,162	513,201	1,583,374	1,572,128
Interest expense:
Deposits	27,029	37,554	85,290	142,435
Short-term borrowings	54	416	259	2,109
Long-term debt	13,686	14,210	41,518	42,587
Total interest expense	40,769	52,180	127,067	187,131
Net interest income	489,393	461,021	1,456,307	1,384,997
Provision for credit losses (benefit)	(61,173)	19,138	(160,414)	271,318
Net interest income after provision for credit losses (benefit)	550,566	441,883	1,616,721	1,113,679
Non-interest income:
Service charges on deposit accounts	41,312	36,849	121,085	108,671
Other service fees	80,445	69,879	227,455	186,736
Mortgage banking activities (Refer to Note 9)	8,307	(9,526)	33,098	671
Net gain on sale of debt securities	23	41	23	41
Net (loss) gain, including impairment on equity securities	(401)	5,150	1,585	4,869
Net profit (loss) on trading account debt securities	58	20	(34)	593
Net (loss) gain on sale of loans, including valuation adjustments on loans held-for-sale	-	(2,198)	(73)	981
Adjustments (expense) to indemnity reserves on loans sold	2,038	4,183	3,008	(1,770)
Other operating income	37,476	24,369	91,304	66,673
Total non-interest income	169,258	128,767	477,451	367,465
Operating expenses:
Personnel costs	157,647	135,941	471,330	421,938
Net occupancy expenses	24,896	25,907	75,471	76,552
Equipment expenses	22,537	24,088	66,917	66,537
Other taxes	14,459	13,918	41,623	40,922
Professional fees	104,709	96,474	305,810	290,092
Communications	6,133	5,694	18,971	17,222
Business promotion	18,116	14,664	47,148	41,142
FDIC deposit insurance	7,181	6,568	18,891	16,988
Other real estate owned (OREO) (income) expenses	(1,722)	(1,615)	(10,554)	520
Other operating expenses	33,429	38,351	93,185	104,647
Amortization of intangibles	783	1,076	3,089	5,345
Total operating expenses	388,168	361,066	1,131,881	1,081,905
Income before income tax	331,656	209,584	962,291	399,239
Income tax expense	83,542	41,168	233,466	68,893
Net Income	$248,114	$168,416	$728,825	$330,346
Net Income Applicable to Common Stock	$247,761	$168,064	$727,766	$328,941
Net Income per Common Share – Basic	$3.09	$2.01	$8.89	$3.80
Net Income per Common Share – Diluted	$3.09	$2.00	$8.87	$3.80
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarters ended,		Nine months ended,
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Net income	$248,114	$168,416	$728,825	$330,346
Other comprehensive (loss) income before tax:
Foreign currency translation adjustment	(1,265)	(2,035)	2,030	(14,710)
Amortization of net losses of pension and postretirement benefit plans	5,187	5,362	15,566	16,086
Unrealized holding (losses) gains on debt securities arising during the period	(55,220)	(10,633)	(375,634)	450,134
Reclassification adjustment for gains included in net income	(23)	(41)	(23)	(41)
Unrealized net (losses) gains on cash flow hedges	(721)	(1,478)	900	(6,760)
Reclassification adjustment for net losses included in net income	1,518	1,613	1,707	5,127
Other comprehensive (loss) income before tax	(50,524)	(7,212)	(355,454)	449,836
Income tax benefit (expense)	6,120	3,279	25,368	(64,482)
Total other comprehensive (loss) income, net of tax	(44,404)	(3,933)	(330,086)	385,354
Comprehensive income, net of tax	$203,710	$164,483	$398,739	$715,700

Tax effect allocated to each component of other comprehensive (loss) income:
	Quarters ended		Nine months ended,
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Amortization of net losses of pension and postretirement benefit plans	$(1,945)	$(2,011)	$(5,840)	$(6,033)
Unrealized holding (losses) gains on debt securities arising during the period	8,264	5,390	31,760	(58,427)
Reclassification adjustment for gains included in net income	5	6	5	6
Unrealized net (losses) gains on cash flow hedges	256	393	(238)	1,693
Reclassification adjustment for net losses included in net income	(460)	(499)	(319)	(1,721)
Income tax benefit (expense)	$6,120	$3,279	$25,368	$(64,482)
The accompanying notes are an integral part of the Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	income (loss)	Total
Balance at June 30, 2020	$1,044	$22,143	$4,520,333	$2,033,782	$(1,016,486)	$219,349	$5,780,165
Net income				168,416			168,416
Issuance of stock	1		1,145				1,146
Dividends declared:
Common stock[1]				(33,693)			(33,693)
Preferred stock				(352)			(352)
Common stock purchases			-		(185)		(185)
Common stock reissuance			(69)		269		200
Stock based compensation			280		41		321
Other comprehensive loss, net of tax						(3,933)	(3,933)
Balance at September 30, 2020	$1,045	$22,143	$4,521,689	$2,168,153	$(1,016,361)	$215,416	$5,912,085
Balance at June 30, 2021	$1,045	$22,143	$4,506,659	$2,670,885	$(1,290,427)	$(95,691)	$5,814,614
Net income				248,114			248,114
Issuance of stock	1		1,234				1,235
Dividends declared:
Common stock[1]				(36,306)			(36,306)
Preferred stock				(353)			(353)
Common stock purchases[2]			61,443		(61,707)		(264)
Stock based compensation			305		30		335
Other comprehensive loss, net of tax						(44,404)	(44,404)
Balance at September 30, 2021	$1,046	$22,143	$4,569,641	$2,882,340	$(1,352,104)	$(140,095)	$5,982,971
[1]	Dividends declared per common share during the quarter ended September 30, 2021 - $0.45 (2020 - $0.40).
[2]

During the quarter ended September 30, 2021, the Corporation completed its previously announced $350 million accelerated share repurchase transaction with respect to its common stock. Refer to Note 17 for additional information.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	(loss) income	Total
Balance at December 31, 2019	$1,044	$50,160	$4,447,412	$2,147,915	$(459,814)	$(169,938)	$6,016,779
Cumulative effect of accounting change				(205,842)			(205,842)
Net income				330,346			330,346
Issuance of stock	1		3,139				3,140
Dividends declared:
Common stock[1]				(102,861)			(102,861)
Preferred stock				(1,405)			(1,405)
Common stock purchases[2]			76,336		(580,003)		(503,667)
Common stock reissuance			(1,180)		5,971		4,791
Preferred stock redemption[3]		(28,017)					(28,017)
Stock based compensation			(4,018)		17,485		13,467
Other comprehensive income, net of tax						385,354	385,354
Balance at September 30, 2020	$1,045	$22,143	$4,521,689	$2,168,153	$(1,016,361)	$215,416	$5,912,085
Balance at December 31, 2020	$1,045	$22,143	$4,571,534	$2,260,928	$(1,016,954)	$189,991	$6,028,687
Net income				728,825			728,825
Issuance of stock	1		3,460				3,461
Dividends declared:
Common stock[1]				(106,354)			(106,354)
Preferred stock				(1,059)			(1,059)
Common stock purchases[4]			(8,557)		(347,014)		(355,571)
Stock based compensation			3,204		11,864		15,068
Other comprehensive loss, net of tax						(330,086)	(330,086)
Balance at September 30, 2021	$1,046	$22,143	$4,569,641	$2,882,340	$(1,352,104)	$(140,095)	$5,982,971
[1]	Dividends declared per common share during the nine months ended September 30, 2021 - $1.30 (2020 - $1.20).
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
[4]

During the quarter ended June 30, 2021, the Corporation entered into a $350 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. The transaction was completed on September 9, 2021. Refer to Note 17 for additional information.

	Nine-month period ending
	September 30,	September 30,
Disclosure of changes in number of shares:	2021	2020
Preferred Stock:
Balance at beginning of period	885,726	2,006,391
Redemption of stock	-	(1,120,665)
Balance at end of period	885,726	885,726
Common Stock – Issued:
Balance at beginning of period	104,508,290	104,392,222
Issuance of stock	54,643	83,032
Balance at end of period	104,562,933	104,475,254
Treasury stock	(24,721,369)	(20,255,790)
Common Stock – Outstanding	79,841,564	84,219,464

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$728,825	$330,346
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses (benefit)	(160,414)	271,318
Amortization of intangibles	3,089	5,345
Depreciation and amortization of premises and equipment	41,416	43,419
Net accretion of discounts and amortization of premiums and deferred fees	(21,773)	(56,134)
Interest capitalized on loans subject to the temporary payment moratorium or loss mitigation alternatives	(12,735)	(17,625)
Share-based compensation	16,186	8,308
Impairment losses on right-of-use and long-lived assets	303	-
Fair value adjustments on mortgage servicing rights	11,706	33,360
Adjustments to indemnity reserves on loans sold	(3,008)	1,770
Earnings from investments under the equity method, net of dividends or distributions	(39,135)	(19,160)
Deferred income tax expense	198,110	26,742
Gain on:
Disposition of premises and equipment and other productive assets	(18,292)	(10,286)
Proceeds from insurance claims	-	(366)
Sale of debt securities	(23)	(41)
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(16,183)	(21,370)
Sale of foreclosed assets, including write-downs	(23,622)	(13,676)
Acquisitions of loans held-for-sale	(191,591)	(151,916)
Proceeds from sale of loans held-for-sale	73,362	51,077
Net originations on loans held-for-sale	(413,258)	(243,954)
Net decrease (increase) in:
Trading debt securities	535,835	287,764
Equity securities	(1,621)	(5,390)
Accrued income receivable	8,584	(30,832)
Other assets	2,379	75,243
Net (decrease) increase in:
Interest payable	(10,483)	(11,308)
Pension and other postretirement benefits obligation	(3,078)	4,225
Other liabilities	(6,605)	(65,269)
Total adjustments	(30,851)	161,244
Net cash provided by operating activities	697,974	491,590
Cash flows from investing activities:
Net increase in money market investments	(5,884,981)	(8,597,704)
Purchases of investment securities:
Available-for-sale	(12,117,969)	(15,997,778)
Equity	(11,648)	(28,885)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	7,903,982	14,386,967
Held-to-maturity	8,869	5,770
Proceeds from sale of investment securities:
Available-for-sale	235,992	5,103
Equity	2,688	20,169
Net repayments (disbursements) on loans	680,937	(965,465)
Proceeds from sale of loans	99,680	64,917
Acquisition of loan portfolios	(213,804)	(994,908)
Payments to acquire other intangible assets	(1,185)	(83)
Return of capital from equity method investments	3,616	812
Payments to acquire equity method investments	-	(443)
Acquisition of premises and equipment	(50,809)	(39,121)
Proceeds from insurance claims	-	366
Proceeds from sale of:
Premises and equipment and other productive assets	19,874	20,816
Foreclosed assets	69,456	53,872
Net cash used in investing activities	(9,255,302)	(12,065,595)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	9,148,635	12,264,323
Assets sold under agreements to repurchase	(34,833)	(87,350)
Other short-term borrowings	-	100,000
Payments of notes payable	(49,009)	(127,989)
Principal payments of finance leases	(2,262)	(1,608)
Proceeds from issuance of notes payable	-	226,807
Proceeds from issuance of common stock	3,461	7,931
Payments for repurchase of redeemable preferred stock	-	(28,017)
Dividends paid	(104,808)	(99,600)
Net payments for repurchase of common stock	(350,521)	(500,325)
Payments related to tax withholding for share-based compensation	(5,050)	(3,342)
Net cash provided by financing activities	8,605,613	11,750,830
Net increase in cash and due from banks, and restricted cash	48,285	176,825
Cash and due from banks, and restricted cash at beginning of period	497,094	394,323
Cash and due from banks, and restricted cash at the end of the period	$545,379	$571,148
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

FASB ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Financial Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants

	The FASB issued ASU 2021-06 in August 2021, which amends certain SEC paragraphs from the ASC in response to the issuance of SEC Final Rules Nos. 33-10786 and 33-10835.	August 9, 2021

As a result of the adoption of ASU 2021-06 during the third quarter of 2021, the Corporation was not impacted by the amendments pursuant to SEC Final Rule 33-10835 and SEC Final Rule 33-10786 as it did not result in changes to the disclosures provided and there were no fund acquisitions during the period.

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
FASB ASU 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

The FASB issued ASU 2021-08 in October 2021, which amends ASC Topic 805 by requiring contract assets and contract liabilities arising from revenue contracts with customers to be recognized in accordance with ASC Topic 606 on the acquisition date instead of fair value.

		January 1, 2023	Upon adoption of this ASU, the Corporation will consider this guidance for revenue contracts with customers recognized as part of business combinations entered into on or after the effective date.
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

Note 4 - Restrictions on cash and due from banks and certain securities

BPPR is required by regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $2.7 billion at September 30, 2021 (December 31, 2020 - $2.3 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At September 30, 2021, the Corporation held $65 million in restricted assets in the form of funds deposited in money market accounts, debt securities available for sale and equity securities (December 31, 2020 - $39 million). The restricted assets held in debt securities available for sale and equity securities consist primarily of assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 5 – Debt securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities available-for-sale at September 30, 2021 and December 31, 2020.

	At September 30, 2021
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
U.S. Treasury securities
Within 1 year	$2,044,124	$14,907	$2	$2,059,029	1.43%
After 1 to 5 years	9,119,008	165,170	10,487	9,273,691	1.24
After 5 to 10 years	3,290,414	6,262	12,447	3,284,229	1.12
Total U.S. Treasury securities	14,453,546	186,339	22,936	14,616,949	1.25
Obligations of U.S. Government sponsored entities
Within 1 year	70	1	-	71	5.63
Total obligations of U.S. Government sponsored entities	70	1	-	71	5.63
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	527	2	-	529	2.52
After 5 to 10 years	49,410	842	-	50,252	1.58
After 10 years	194,123	5,658	71	199,710	2.10
Total collateralized mortgage obligations - federal agencies	244,060	6,502	71	250,491	2.00
Mortgage-backed securities
Within 1 year	5,513	1	1	5,513	1.98
After 1 to 5 years	55,423	2,549	9	57,963	2.35
After 5 to 10 years	667,142	22,843	4	689,981	1.92
After 10 years	8,815,176	95,593	140,667	8,770,102	1.72
Total mortgage-backed securities	9,543,254	120,986	140,681	9,523,559	1.74
Other
After 1 to 5 years	148	8	-	156	3.62
Total other	148	8	-	156	3.62
Total debt securities available-for-sale[1]	$24,241,078	$313,836	$163,688	$24,391,226	1.44%
[1]

Includes $21.8 billion pledged to secure government and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $20.7 billion serve as collateral for public funds.

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

During the nine months ended September 30, 2021 and 2020, the Corporation sold U.S. Treasury Notes. The proceeds from these sales were $236 million and $5 million, respectively.

The following table presents the Corporation’s gross realized gains and losses on the sale of debt securities available-for-sale for the quarters and nine months ended September 30, 2021 and 2020.

	For the quarter ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Gross realized gains	$695	$41	$695	$41
Gross realized losses	(672)	-	(672)	-
Net realized gains on sale of debt securities available-for-sale	$23	$41	$23	$41

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020.

	At September 30, 2021
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$4,607,689	$22,936	$-	$-	$4,607,689	$22,936
Collateralized mortgage obligations - federal agencies	22,197	56	1,124	15	23,321	71
Mortgage-backed securities	6,743,824	140,671	342	10	6,744,166	140,681
Total debt securities available-for-sale in an unrealized loss position	$11,373,710	$163,663	$1,466	$25	$11,375,176	$163,688

	At December 31, 2020
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Collateralized mortgage obligations - federal agencies	$4,029	$43	$-	$-	$4,029	$43
Mortgage-backed securities	886,432	1,834	555	11	886,987	1,845
Total debt securities available-for-sale in an unrealized loss position	$890,461	$1,877	$555	$11	$891,016	$1,888

As of September 30, 2021, the portfolio of available-for-sale debt securities reflects gross unrealized losses of approximately $164 million, driven mainly by mortgage-backed securities, which were impacted by increases in the interest rate environment.

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

	September 30, 2021		December 31, 2020

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$1,674,044	$1,747,848	$2,242,121	$2,338,897
Freddie Mac	3,417,413	3,394,380	3,616,238	3,675,679

Note 6 –Debt securities held-to-maturity

The following tables present the amortized cost, allowance for credit losses, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities held-to-maturity at September 30, 2021 and December 31, 2020.

	At September 30, 2021
		Allowance		Gross	Gross		Weighted
	Amortized	for Credit	Net of	unrealized	unrealized	Fair	average
(In thousands)	cost	Losses	Allowance	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$4,240	$46	$4,194	$47	$-	$4,241	6.09%
After 1 to 5 years	14,395	555	13,840	555	-	14,395	6.23
After 5 to 10 years	11,280	347	10,933	194	-	11,127	2.18
After 10 years	44,149	8,274	35,875	12,545	-	48,420	1.52
Total obligations of Puerto Rico, States and political subdivisions	74,064	9,222	64,842	13,341	-	78,183	2.80
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	30	-	30	1	-	31	6.44
Total collateralized mortgage obligations - federal agencies	30	-	30	1	-	31	6.44
Securities in wholly owned statutory business trusts
After 10 years	11,561	-	11,561	-	-	11,561	6.51
Total securities in wholly owned statutory business trusts	11,561	-	11,561	-	-	11,561	6.51
Total debt securities held-to-maturity	$85,655	$9,222	$76,433	$13,342	$-	$89,775	3.30%

	At December 31, 2020
		Allowance		Gross	Gross		Weighted
	Amortized	for Credit	Net of	unrealized	unrealized	Fair	average
(In thousands)	cost	Losses	Allowance	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,990	$50	$3,940	$47	$-	$3,987	6.05%
After 1 to 5 years	16,030	710	15,320	710	-	16,030	6.16
After 5 to 10 years	14,845	573	14,272	295	23	14,544	2.77
After 10 years	46,164	8,928	37,236	11,501	-	48,737	1.58
Total obligations of Puerto Rico, States and political subdivisions	81,029	10,261	70,768	12,553	23	83,298	2.93
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	31	-	31	1	-	32	6.44
Total collateralized mortgage obligations - federal agencies	31	-	31	1	-	32	6.44
Securities in wholly owned statutory business trusts
After 10 years	11,561	-	11,561	-	-	11,561	6.51
Total securities in wholly owned statutory business trusts	11,561	-	11,561	-	-	11,561	6.51
Total debt securities held-to-maturity	$92,621	$10,261	$82,360	$12,554	$23	$94,891	3.38%

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

At September 30, 2021 and December 31, 2020, the “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity, includes securities issued by municipalities of Puerto Rico that are generally not rated by a credit rating agency. This includes $30 million of general and special obligation bonds issued by three municipalities of Puerto Rico, that are payable primarily from certain property taxes imposed by the issuing municipality (December 31, 2020 - $35 million). In the case of general obligations, they also benefit from a pledge of the full faith, credit and unlimited taxing power of the issuing municipality, which is required by law to levy property taxes in an amount sufficient for the payment of debt service on such general obligation bonds. The Corporation performs periodic credit quality reviews of these securities and internally assigns standardized credit risk ratings based on its evaluation. The Corporation considers these ratings in its estimate to develop the allowance for credit losses associated with these securities. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 8 to the Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended December 31, 2020.

The following presents the amortized cost basis of securities held by the Corporation issued by municipalities of Puerto Rico aggregated by the internally assigned standardized credit risk rating:

	At September 30, 2021	At December 31, 2020
(In thousands)	Securities issued by Puerto Rico municipalities
Watch	$16,345	$35,315
Pass	13,800	-
Total	$30,145	$35,315

At September 30, 2021, the portfolio of “Obligations of Puerto Rico, States and political subdivisions” also includes $44 million in securities issued by the Puerto Rico Housing Finance Authority (“HFA”), a government instrumentality, for which the underlying source of payment is second mortgage loans in Puerto Rico residential properties (not the government), but for which HFA, provides a guarantee in the event of default and upon the satisfaction of certain other conditions (December 31, 2020 - $46 million). These securities are not rated by a credit rating agency. The Corporation assesses the credit risk associated with these securities by evaluating the refreshed FICO scores of a representative sample of the underlying borrowers. At September 30, 2021, the average refreshed FICO score for the representative sample, comprised of 66% of the nominal value of the securities, used for the loss estimate was of 702 (compared to 66% and 697, respectively, at December 31, 2020). The loss estimates for this portfolio was based on the methodology established under CECL for similar loan obligations. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio.

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

Delinquency status

At September 30, 2021 and December 31, 2020, there were no securities held-to-maturity in past due or non-performing status.

Allowance for credit losses on debt securities held-to-maturity

The following table provides the activity in the allowance for credit losses related to debt securities held-to-maturity by security type at September 30, 2021 and September 30, 2020:

	For the quarters ended September 30,
	2021	2020
(In thousands)	Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance	$10,214	$12,735
Provision for credit losses (benefit)	(992)	(314)
Securities charged-off	-	-
Recoveries	-	-
Ending balance	$9,222	$12,421

	For the nine months ended September 30,
	2021	2020
(In thousands)	Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance	$10,261	$-
Impact of adopting CECL	-	12,654
Provision for credit losses (benefit)	(1,039)	(233)
Securities charged-off	-	-
Recoveries	-	-
Ending balance	$9,222	$12,421

The allowance for credit losses for the Obligations of Puerto Rico, States and political subdivisions includes $1.0 million for securities issued by municipalities of Puerto Rico, and $8.2 million for bonds issued by the Puerto Rico HFA, which are secured by second mortgage loans on Puerto Rico residential properties (compared to $1.4 million and $8.9 million, respectively, at December 31, 2020).

Note 7 – Loans

For a summary of the accounting policies related to loans, interest recognition and allowance for loan losses refer to Note 2 - Summary of significant accounting policies of the 2020 Form 10-K.

During the quarter and nine months ended September 30, 2021, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $90 million and $310 million, respectively, including $1 million and $13 million in PCD loans, respectively, and commercial loans of $41 million and $90 million, respectively.

During the quarter and nine months ended September 30, 2020, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $941 million and $1.1 billion, respectively, including $137 million and $143 million in PCD loans, respectively. These mortgage loan repurchases included a bulk repurchase transaction of $688 million in GNMA loans, of which $684 million are included in the 90 days past due category, including $324 million which were included in the Corporation’s ending portfolio balance at June 30, 2020, since due to the delinquency status of the loans the Corporation had the right but not the obligation to repurchase the assets and is required to recognize (rebook) these loans in accordance with U.S. GAAP. The bulk repurchase also included $120 million in loans from the FNMA and FHMLC servicing portfolio, subject to credit recourse which were considered PCD loans.

There were no purchases of commercial and consumer loans during the quarter ended September 30, 2020. During the nine months ended September 30, 2020, the Corporation recorded purchases of commercial loans of $3 million and consumer loans of $56 million.

The Corporation performed whole-loan sales involving approximately $31 million and $116 million of residential mortgage loans during the quarter and nine months ended September 30, 2021, respectively (September 30, 2020 - $62 million and $101 million, respectively). During the quarter and nine months ended September 30, 2021, the Corporation performed sales of commercial and construction loans, including loan participations amounting to $35 million and $44 million, respectively (September 30, 2020 - $1 million and $7 million, respectively).

Also, the Corporation securitized approximately $85 million and $294 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2021, respectively (September 30, 2020 - $100 million and $214 million, respectively). Furthermore, the Corporation securitized approximately $76 million and $235 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2021, respectively (September 30, 2020 - $54 million and $94 million, respectively). Also, the Corporation securitized approximately $4 million and $18 million of mortgage loans into Federal Home Loan Mortgage Corporation (“FHLMC”) mortgage-backed securities during the quarter and nine months ended September 30, 2021.

Delinquency status

The following tables present the composition of loans held-in-portfolio (“HIP”), net of unearned income, by past due status, and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at September 30, 2021 and December 31, 2020.

September 30, 2021
Puerto Rico

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$392	$-	$396	$788	$149,639	$150,427	$396	$-
Commercial real estate:
Non-owner occupied	661	17,383	60,143	78,187	2,268,441	2,346,628	60,143	-
Owner occupied	2,719	614	71,863	75,196	1,394,503	1,469,699	71,863	-
Commercial and industrial	1,641	576	51,456	53,673	3,618,266	3,671,939	50,992	464
Construction	-	-	14,877	14,877	112,602	127,479	14,877	-
Mortgage[1]	197,955	76,345	896,208	1,170,508	5,204,541	6,375,049	354,555	541,653
Leasing	8,193	1,969	2,542	12,704	1,335,975	1,348,679	2,542	-
Consumer:
Credit cards	5,211	3,667	7,558	16,436	870,139	886,575	-	7,558
Home equity lines of credit	46	-	-	46	3,507	3,553	-	-
Personal	9,329	5,954	21,646	36,929	1,238,448	1,275,377	21,646	-
Auto	52,486	11,663	17,345	81,494	3,295,200	3,376,694	17,345	-
Other	393	76	14,621	15,090	108,492	123,582	14,512	109
Total	$279,026	$118,247	$1,158,655	$1,555,928	$19,599,753	$21,155,681	$608,871	$549,784

September 30, 2021
Popular U.S.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$-	$22,171	$-	$22,171	$1,709,508	$1,731,679	$-	$-
Commercial real estate:
Non-owner occupied	2,569	4,632	374	7,575	2,029,514	2,037,089	374	-
Owner occupied	1,158	-	986	2,144	343,430	345,574	986	-
Commercial and industrial	804	1	1,428	2,233	1,548,403	1,550,636	1,427	1
Construction	14,978	-	-	14,978	658,583	673,561	-	-
Mortgage	1,369	2,833	14,488	18,690	1,145,413	1,164,103	14,488	-
Consumer:
Credit cards	-	-	-	-	26	26	-	-
Home equity lines of credit	690	76	5,941	6,707	73,042	79,749	5,941	-
Personal	588	544	748	1,880	111,598	113,478	748	-
Other	16	-	-	16	3,780	3,796	-	-
Total	$22,172	$30,257	$23,965	$76,394	$7,623,297	$7,699,691	$23,964	$1

September 30, 2021
Popular, Inc.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP[2] [3]	loans	loans
Commercial multi-family	$392	$22,171	$396	$22,959	$1,859,147	$1,882,106	$396	$-
Commercial real estate:
Non-owner occupied	3,230	22,015	60,517	85,762	4,297,955	4,383,717	60,517	-
Owner occupied	3,877	614	72,849	77,340	1,737,933	1,815,273	72,849	-
Commercial and industrial	2,445	577	52,884	55,906	5,166,669	5,222,575	52,419	465
Construction	14,978	-	14,877	29,855	771,185	801,040	14,877	-
Mortgage[1]	199,324	79,178	910,696	1,189,198	6,349,954	7,539,152	369,043	541,653
Leasing	8,193	1,969	2,542	12,704	1,335,975	1,348,679	2,542	-
Consumer:
Credit cards	5,211	3,667	7,558	16,436	870,165	886,601	-	7,558
Home equity lines of credit	736	76	5,941	6,753	76,549	83,302	5,941	-
Personal	9,917	6,498	22,394	38,809	1,350,046	1,388,855	22,394	-
Auto	52,486	11,663	17,345	81,494	3,295,200	3,376,694	17,345	-
Other	409	76	14,621	15,106	112,272	127,378	14,512	109
Total	$301,198	$148,504	$1,182,620	$1,632,322	$27,223,050	$28,855,372	$632,835	$549,785
[1]

It is the Corporation’s policy to report delinquent residential mortgage loans insured by Federal Housing Administration (“FHA”) or guaranteed by the U.S. Department of Veterans Affairs (“VA”) as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. The balance of these loans includes $12 million at September 30, 2021 related to the rebooking of loans previously pooled into GNMA securities, in which the Corporation had a buy-back option as further described below. Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to repurchases option are required to be reflected (rebooked) on the financial statements of BPPR with an offsetting liability. These balances include $350 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of September 30, 2021. Furthermore, the Corporation has approximately $53 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

[2]	Loans held-in-portfolio are net of $234 million in unearned income and exclude $91 million in loans held-for-sale.
[3]

Includes $6.4 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $3.2 billion were pledged at the Federal Home Loan Bank ("FHLB") as collateral for borrowings and $1.6 billion at the Federal Reserve Bank ("FRB") for discount window borrowings and $1.6 billion serve as collateral for public funds.

December 31, 2020
Puerto Rico

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$796	$-	$505	$1,301	$150,979	$152,280	$505	$-
Commercial real estate:
Non-owner occupied	2,189	3,503	77,137	82,829	1,924,504	2,007,333	77,137	-
Owner occupied	8,270	1,218	92,001	101,489	1,497,406	1,598,895	92,001	-
Commercial and industrial	10,223	775	35,012	46,010	4,183,098	4,229,108	34,449	563
Construction	-	-	21,497	21,497	135,609	157,106	21,497	-
Mortgage[1]	195,602	87,726	1,428,824	1,712,152	5,057,991	6,770,143	414,343	1,014,481
Leasing	9,141	1,427	3,441	14,009	1,183,652	1,197,661	3,441	-
Consumer:
Credit cards	6,550	4,619	12,798	23,967	895,968	919,935	-	12,798
Home equity lines of credit	184	-	48	232	3,947	4,179	-	48
Personal	11,255	8,097	26,387	45,739	1,232,008	1,277,747	26,387	-
Auto	53,186	12,696	15,736	81,618	3,050,610	3,132,228	15,736	-
Other	304	483	15,052	15,839	110,826	126,665	14,881	171
Total	$297,700	$120,544	$1,728,438	$2,146,682	$19,426,598	$21,573,280	$700,377	$1,028,061
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

[2]	Loans held-in-portfolio are net of $203 million in unearned income and exclude $99 million in loans held-for-sale.
[3]

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

At September 30, 2021, mortgage loans held-in-portfolio include $2.0 billion (December 31, 2020 - $2.1 billion) of loans insured by the FHA, or guaranteed VA of which $0.5 billion (December 31, 2020 - $1.0 billion) are 90 days or more past due. These balances include $709 million in loans modified under a TDR (December 31, 2020 - $655 million), that are presented as accruing loans. The portfolio of guaranteed loans includes $350 million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of September 30, 2021 (December 31, 2020 - $329 million). The Corporation has approximately $53 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at September 30, 2021 (December 31, 2020 - $60 million).

Loans with a delinquency status of 90 days past due as of September 30, 2021 include $12 million in loans previously pooled into GNMA securities (December 31, 2020 - $57 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of BPPR with an offsetting liability. Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative.

The following tables present the amortized cost basis of non-accrual loans as of September 30, 2021 and December 31, 2020 by class of loans:

September 30, 2021
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance
Commercial multi-family	$-	$396	$-	$-	$-	$396
Commercial real estate non-owner occupied	28,883	31,260	-	374	28,883	31,634
Commercial real estate owner occupied	14,358	57,505	-	986	14,358	58,491
Commercial and industrial	15,423	35,569	-	1,427	15,423	36,996
Construction	14,877	-	-	-	14,877	-
Mortgage	179,895	174,660	33	14,455	179,928	189,115
Leasing	166	2,376	-	-	166	2,376
Consumer:
HELOCs	-	-	-	5,941	-	5,941
Personal	7,516	14,130	-	748	7,516	14,878
Auto	767	16,578	-	-	767	16,578
Other	-	14,512	-	-	-	14,512
Total	$261,885	$346,986	$33	$23,931	$261,918	$370,917

December 31, 2020
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance
Commercial multi-family	$-	$505	$-	$1,894	$-	$2,399
Commercial real estate non-owner occupied	35,968	41,169	-	669	35,968	41,838
Commercial real estate owner occupied	14,825	77,176	-	334	14,825	77,510
Commercial and industrial	1,148	33,301	-	3,091	1,148	36,392
Construction	-	21,497	-	7,560	-	29,057
Mortgage	141,737	272,606	517	14,347	142,254	286,953
Leasing	-	3,441	-	-	-	3,441
Consumer:
HELOCs	-	-	-	7,491	-	7,491
Personal	9,265	17,122	-	1,474	9,265	18,596
Auto	-	15,736	-	-	-	15,736
Other	-	14,881	-	20	-	14,901
Total	$202,943	$497,434	$517	$36,880	$203,460	$534,314

Loans in non-accrual status with no allowance at September 30, 2021 include $262 million in collateral dependent loans (December 31, 2020 - $203 million). The Corporation recognized $4 million in interest income on non-accrual loans during the nine months ended September 30, 2021 (September 30, 2020 - $2 million).

The Corporation has designated loans classified as collateral dependent for which the ACL is measured based on the fair value of the collateral less cost to sell, when foreclosure is probable or when the repayment is expected to be provided substantially by the sale or operation of the collateral and the borrower is experiencing financial difficulty. The fair value of the collateral is based on appraisals, which may be adjusted due to their age, and the type, location, and condition of the property or area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the measurement date. Appraisals are updated every one to two years depending on the type of loan and the total exposure of the borrower.

The following tables present the amortized cost basis of collateral-dependent loans, for which the ACL was measured based on the fair value of the collateral less cost to sell, by class of loans and type of collateral as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(In thousands)	Real Estate	Auto	Equipment	Taxi Medallions	Accounts Receivables	Other	Total
Puerto Rico
Commercial multi-family	$1,392	$-	$-	$-	$-	$-	$1,392
Commercial real estate:
Non-owner occupied	250,906	-	-	-	-	-	250,906
Owner occupied	62,291	-	-	-	-	-	62,291
Commercial and industrial	3,160	-	819	-	11,026	32,303	47,308
Construction	14,877	-	-	-	-	-	14,877
Mortgage	194,399	-	-	-	-	-	194,399
Leases	-	166	-	-	-	-	166
Consumer:
Personal	7,190	-	-	-	-	-	7,190
Auto	-	767	-	-	-	-	767
Total Puerto Rico	$534,215	$933	$819	$-	$11,026	$32,303	$579,296
Popular U.S.
Commercial and industrial	-	-	-	115	-	-	115
Mortgage	746	-	-	-	-	-	746
Total Popular U.S.	$746	$-	$-	$115	$-	$-	$861
Popular, Inc.
Commercial multi-family	$1,392	$-	$-	$-	$-	$-	$1,392
Commercial real estate:
Non-owner occupied	250,906	-	-	-	-	-	250,906
Owner occupied	62,291	-	-	-	-	-	62,291
Commercial and industrial	3,160	-	819	115	11,026	32,303	47,423
Construction	14,877	-	-	-	-	-	14,877
Mortgage	195,145	-	-	-	-	-	195,145
Leases	-	166	-	-	-	-	166
Consumer:
Personal	7,190	-	-	-	-	-	7,190
Auto	-	767	-	-	-	-	767
Total Popular, Inc.	$534,961	$933	$819	$115	$11,026	$32,303	$580,157

	December 31, 2020
(In thousands)	Real Estate	Auto	Equipment	Taxi Medallions	Accounts Receivables	Other	Total
Puerto Rico
Commercial multi-family	$1,301	$-	$-	$-	$-	$-	$1,301
Commercial real estate:
Non-owner occupied	299,223	-	-	-	-	-	299,223
Owner occupied	79,769	-	-	-	-	-	79,769
Commercial and industrial	7,577	-	1,438	-	10,989	12,046	32,050
Construction	21,497	-	-	-	-	-	21,497
Mortgage	181,648	-	-	-	-	-	181,648
Consumer:
Personal	7,414	-	-	-	-	-	7,414
Auto	-	4	-	-	-	-	4
Total Puerto Rico	$598,429	$4	$1,438	$-	$10,989	$12,046	$622,906
Popular U.S.
Commercial multi-family	$1,755	$-	$-	$-	$-	$-	$1,755
Commercial and industrial	-	-	-	1,545	-	-	1,545
Construction	7,560	-	-	-	-	-	7,560
Mortgage	855	-	-	-	-	-	855
Total Popular U.S.	$10,170	$-	$-	$1,545	$-	$-	$11,715
Popular, Inc.
Commercial multi-family	$3,056	$-	$-	$-	$-	$-	$3,056
Commercial real estate:
Non-owner occupied	299,223	-	-	-	-	-	299,223
Owner occupied	79,769	-	-	-	-	-	79,769
Commercial and industrial	7,577	-	1,438	1,545	10,989	12,046	33,595
Construction	29,057	-	-	-	-	-	29,057
Mortgage	182,503	-	-	-	-	-	182,503
Consumer:
Personal	7,414	-	-	-	-	-	7,414
Auto	-	4	-	-	-	-	4
Total Popular, Inc.	$608,599	$4	$1,438	$1,545	$10,989	$12,046	$634,621

Purchased Credit Deteriorated (PCD) Loans

The Corporation has purchased loans during the quarter and nine months ended, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(In thousands)	For the quarter ended September 30, 2021	For the nine months ended September 30, 2021
Purchase price of loans at acquisition	$1,060	$10,044
Allowance for credit losses at acquisition	253	2,811
Non-credit discount / (premium) at acquisition	54	389
Par value of acquired loans at acquisition	$1,367	$13,244

(In thousands)	For the quarter ended September 30, 2020	For the nine months ended September 30, 2020
Purchase price of loans at acquisition	$132,738	$137,477
Allowance for credit losses at acquisition	4,823	5,819
Non-credit discount / (premium) at acquisition	(6,485)	(6,273)
Par value of acquired loans at acquisition	$131,076	$137,023

Note 8 – Allowance for credit losses – loans held-in-portfolio

The Corporation follows the current expected credit loss (“CECL”) model, to establish and evaluate the adequacy of the allowance for credit losses (“ACL”) to provide for expected losses in the loan portfolio. This model establishes a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first acquired or originated. In addition, CECL provides that the initial ACL on purchased credit deteriorated (“PCD”) financial assets be recorded as an increase to the purchase price, with subsequent changes to the allowance recorded as a credit loss expense. The provision for credit losses recorded in current operations is based on this methodology. Loan losses are charged and recoveries are credited to the ACL.

At September 30, 2021, the Corporation estimated the ACL by weighting the outputs of optimistic, baseline, and pessimistic scenarios. Among the three scenarios used to estimate the ACL, the baseline is assigned the highest probability, followed by the pessimistic scenario given the uncertainties in the economic outlook and downside risk. The weights applied are subject to evaluation on a quarterly basis as part of the ACL’s governance process. The current baseline forecast continues to show a favorable economic scenario. The 2021 forecasted GDP growth is now at 6.4% for U.S. and 3.8% for P.R., consistent with the previous 2021 forecast of 6.8% and 3.8%, respectively. The forecasted U.S. unemployment rate average for 2021 of 5.5% remained consistent with the previous estimate of 5.4%. In the case of P.R., the forecasted unemployment rate average for 2021 of 8.2% showed a slight improvement when compared to the previous forecast of 8.4%. Average unemployment rate in P.R. is expected to continue declining through 2022, which is now forecasted at 7.2%, improving from the previous forecast of 7.3%.

The following tables present the changes in the ACL of loans held-in-portfolio and unfunded commitments for the quarters and nine months ended September 30, 2021 and 2020.

For the quarter ended September 30, 2021
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$186,784	$1,220	$166,808	$17,551	$289,490	$661,853
Provision for credit losses (benefit)	(13,923)	(1,532)	(14,110)	(5,613)	(814)	(35,992)
Initial allowance for credit losses - PCD Loans	-	-	253	-	-	253
Charge-offs	(9,481)	(1)	(1,157)	(1,054)	(18,211)	(29,904)
Recoveries	5,124	2,224	3,268	750	9,202	20,568
Ending balance	$168,504	$1,911	$155,062	$11,634	$279,667	$616,778
Allowance for credit losses - unfunded commitments:
Beginning balance	$3,252	$1,405	$-	$-	$-	$4,657
Provision for credit losses (benefit)	(915)	663	-	-	-	(252)
Ending balance - unfunded commitments [1]	$2,337	$2,068	$-	$-	$-	$4,405
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended September 30, 2021
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$84,360	$10,036	$15,811	$13,730	$123,937
Provision for credit losses (benefit)	(18,513)	(2,097)	(543)	(1,500)	(22,653)
Charge-offs	(24)	-	(2)	(1,637)	(1,663)
Recoveries	487	-	50	1,639	2,176
Ending balance	$66,310	$7,939	$15,316	$12,232	$101,797
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,559	$3,672	$-	$48	$5,279
Provision for credit losses (benefit)	(405)	(866)	-	(13)	(1,284)
Ending balance - unfunded commitments [1]	$1,154	$2,806	$-	$35	$3,995
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended September 30, 2021
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$271,144	$11,256	$182,619	$17,551	$303,220	$785,790
Provision for credit losses (benefit)	(32,436)	(3,629)	(14,653)	(5,613)	(2,314)	(58,645)
Initial allowance for credit losses - PCD Loans	-	-	253	-	-	253
Charge-offs	(9,505)	(1)	(1,159)	(1,054)	(19,848)	(31,567)
Recoveries	5,611	2,224	3,318	750	10,841	22,744
Ending balance	$234,814	$9,850	$170,378	$11,634	$291,899	$718,575
Allowance for credit losses - unfunded commitments:
Beginning balance	$4,811	$5,077	$-	$-	$48	$9,936
Provision for credit losses (benefit)	(1,320)	(203)	-	-	(13)	(1,536)
Ending balance - unfunded commitments [1]	$3,491	$4,874	$-	$-	$35	$8,400
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the nine months ended September 30, 2021
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$225,323	$4,871	$195,557	$16,863	$297,136	$739,750
Provision for credit losses (benefit)	(63,773)	255	(36,179)	(4,414)	5,655	(98,456)
Initial allowance for credit losses - PCD Loans	-	-	2,811	-	-	2,811
Charge-offs	(14,399)	(6,620)	(16,585)	(3,247)	(59,606)	(100,457)
Recoveries	21,353	3,405	9,458	2,432	36,482	73,130
Ending balance - loans	$168,504	$1,911	$155,062	$11,634	$279,667	$616,778
Allowance for credit losses - unfunded commitments:
Beginning balance	$4,913	$4,610	$-	$-	$-	$9,523
Provision for credit losses (benefit)	(2,576)	(2,542)	-	-	-	(5,118)
Ending balance - unfunded commitments [1]	$2,337	$2,068	$-	$-	$-	$4,405
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the nine months ended September 30, 2021
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$108,057	$9,366	$20,159	$18,918	$156,500
Provision for credit losses (benefit)	(42,607)	(1,334)	(5,394)	(4,133)	(53,468)
Charge-offs	(1,097)	(523)	(3)	(7,267)	(8,890)
Recoveries	1,957	430	554	4,714	7,655
Ending balance - loans	$66,310	$7,939	$15,316	$12,232	$101,797
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,753	$4,469	$-	$106	$6,328
Provision for credit losses (benefit)	(599)	(1,663)	-	(71)	(2,333)
Ending balance - unfunded commitments [1]	$1,154	$2,806	$-	$35	$3,995
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the nine months ended September 30, 2021
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$333,380	$14,237	$215,716	$16,863	$316,054	$896,250
Provision for credit losses (benefit)	(106,380)	(1,079)	(41,573)	(4,414)	1,522	(151,924)
Initial allowance for credit losses - PCD Loans	-	-	2,811	-	-	2,811
Charge-offs	(15,496)	(7,143)	(16,588)	(3,247)	(66,873)	(109,347)
Recoveries	23,310	3,835	10,012	2,432	41,196	80,785
Ending balance - loans	$234,814	$9,850	$170,378	$11,634	$291,899	$718,575
Allowance for credit losses - unfunded commitments:
Beginning balance	$6,666	$9,079	$-	$-	$106	$15,851
Provision for credit losses (benefit)	(3,175)	(4,205)	-	-	(71)	(7,451)
Ending balance - unfunded commitments [1]	$3,491	$4,874	$-	$-	$35	$8,400
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended September 30, 2020
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$214,927	$354	$199,250	$13,093	$328,158	$755,782
Provision for credit losses (benefit)	1,562	4,358	1,549	1,746	(1,533)	7,682
Initial allowance for credit losses - PCD Loans	-	-	4,823	-	-	4,823
Charge-offs	(2,059)	-	(5,217)	(957)	(25,808)	(34,041)
Recoveries	4,018	156	3,253	1,286	11,559	20,272
Ending balance	$218,448	$4,868	$203,658	$15,168	$312,376	$754,518
Allowance for credit losses - unfunded commitments:
Beginning balance	$2,274	$145	$-	$-	$-	$2,419
Provision for credit losses	2,086	2,581	-	-	-	4,667
Ending balance - unfunded commitments [1]	$4,360	$2,726	$-	$-	$-	$7,086
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended September 30, 2020
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$102,039	$6,105	$22,987	$31,521	$162,652
Provision for credit losses (benefit)	11,885	1,479	(1,312)	(282)	11,770
Charge-offs	(484)	-	(12)	(3,852)	(4,348)
Recoveries	175	-	17	1,066	1,258
Ending balance - loans	$113,615	$7,584	$21,680	$28,453	$171,332
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,566	$2,671	$-	$61	$4,298
Provision for credit losses	1,176	730	-	5	1,911
Ending balance - unfunded commitments [1]	$2,742	$3,401	$-	$66	$6,209
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statement of Financial Condition.

For the quarter ended September 30, 2020
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$316,966	$6,459	$222,237	$13,093	$359,679	$918,434
Provision for credit losses (benefit)	13,447	5,837	237	1,746	(1,815)	19,452
Initial allowance for credit losses - PCD Loans	-	-	4,823	-	-	4,823
Charge-offs	(2,543)	-	(5,229)	(957)	(29,660)	(38,389)
Recoveries	4,193	156	3,270	1,286	12,625	21,530
Ending balance	$332,063	$12,452	$225,338	$15,168	$340,829	$925,850
Allowance for credit losses - loans:
Beginning balance	$3,840	$2,816	$-	$-	$61	$6,717
Provision for credit losses	3,262	3,311	-	-	5	6,578
Ending balance - unfunded commitments [1]	$7,102	$6,127	$-	$-	$66	$13,295
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the nine months ended September 30, 2020
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$131,063	$574	$116,281	$10,768	$173,965	$432,651
Impact of adopting CECL	62,393	115	86,081	(713)	122,492	270,368
Provision for credit losses	24,710	3,809	10,533	11,481	130,576	181,109
Initial allowance for credit losses - PCD Loans	-	-	5,819	-	-	5,819
Charge-offs	(7,799)	-	(22,940)	(8,681)	(141,794)	(181,214)
Recoveries	8,081	370	7,884	2,313	27,137	45,785
Ending balance - loans	$218,448	$4,868	$203,658	$15,168	$312,376	$754,518
Allowance for credit losses - unfunded commitments:
Beginning balance	$678	$294	$-	$-	$7,467	$8,439
Impact of adopting CECL	1,158	(185)	-	-	(7,467)	(6,494)
Provision for credit losses	2,524	2,617	-	-	-	5,141
Ending balance - unfunded commitments [1]	$4,360	$2,726	$-	$-	$-	$7,086
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the nine months ended September 30, 2020
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$16,557	$4,266	$4,827	$19,407	$45,057
Impact of adopting CECL	29,537	(3,038)	10,431	7,809	44,739
Provision for credit losses	67,045	6,201	6,397	10,799	90,442
Charge-offs	(1,452)	-	(28)	(13,663)	(15,143)
Recoveries	1,928	155	53	4,101	6,237
Ending balance - loans	$113,615	$7,584	$21,680	$28,453	$171,332
Allowance for credit losses - unfunded commitments:
Beginning balance	$152	$125	$-	$1	$278
Impact of adopting CECL	453	582	-	(1)	1,034
Provision for credit losses	2,137	2,694	-	66	4,897
Ending balance - unfunded commitments [1]	$2,742	$3,401	$-	$66	$6,209
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the nine months ended September 30, 2020
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$147,620	$4,840	$121,108	$10,768	$193,372	$477,708
Impact of adopting CECL	91,930	(2,923)	96,512	(713)	130,301	315,107
Provision for credit losses	91,755	10,010	16,930	11,481	141,375	271,551
Initial allowance for credit losses - PCD Loans	-	-	5,819	-	-	5,819
Charge-offs	(9,251)	-	(22,968)	(8,681)	(155,457)	(196,357)
Recoveries	10,009	525	7,937	2,313	31,238	52,022
Ending balance - loans	$332,063	$12,452	$225,338	$15,168	$340,829	$925,850
Allowance for credit losses - unfunded commitments:
Beginning balance	$830	$419	$-	$-	$7,468	$8,717
Impact of adopting CECL	1,611	397	-	-	(7,468)	(5,460)
Provision for credit losses	4,661	5,311	-	-	66	10,038
Ending balance - unfunded commitments [1]	$7,102	$6,127	$-	$-	$66	$13,295
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

Modifications

A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to troubled debt restructurings (“TDRs”), refer to the Summary of Significant Accounting Policies included in Note 2 to the 2020 Form 10-K.

The outstanding balance of loans classified as TDRs amounted to $1.7 billion at September 30, 2021 (December 31, 2020 - $1.7 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs amounted to $12 million related to the commercial loan portfolio at September 30, 2021 (December 31, 2020 - $14 million).

The following table presents the outstanding balance of loans classified as TDRs according to their accruing status and the related allowance at September 30, 2021 and December 31, 2020.

	September 30, 2021				December 31, 2020
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Loans held-in-portfolio:
Commercial	$245,601	$93,718	$339,319	$23,091	$259,246	$103,551	$362,797	$15,236
Construction	-	14,877	14,877	-	-	21,497	21,497	4,397
Mortgage[1]	1,135,021	118,527	1,253,548	65,550	1,060,193	135,772	1,195,965	71,018
Leases	397	98	495	61	392	218	610	150
Consumer	67,200	10,933	78,133	17,529	74,707	12,792	87,499	22,508
Loans held-in-portfolio	$1,448,219	$238,153	$1,686,372	$106,231	$1,394,538	$273,830	$1,668,368	$113,309
[1] At September 30, 2021, accruing mortgage loan TDRs include $709 million guaranteed by U.S. sponsored entities at BPPR, compared to $655 million at December 31, 2020.

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters and nine months ended September 30, 2021 and 2020. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

	Popular, Inc.
	For the quarter ended September 30, 2021				For the nine months ended September 30, 2021
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	-	-	-	-	1	1	-
Commercial real estate non-owner occupied	-	-	1	-	-	9	1	-
Commercial real estate owner occupied	-	-	-	4	3	23	3	6
Commercial and industrial	1	2	-	8	2	10	-	14
Mortgage	13	35	455	4	35	114	1,273	4
Leasing	-	-	1	-	-	-	2	-
Consumer:
Credit cards	19	-	-	12	108	-	1	39
HELOCs	-	-	-	-	-	1	1	-
Personal	28	31	-	-	148	94	1	2
Auto	-	3	1	-	-	5	3	-
Other	-	-	-	1	6	-	-	1
Total	61	71	458	29	302	257	1,286	66

	Popular, Inc.
	For the quarter ended September 30, 2020				For the nine months ended September 30, 2020
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	1	-	-	-	2	-	-
Commercial real estate non-owner occupied	-	2	-	-	-	4	-	1
Commercial real estate owner occupied	-	7	-	-	-	26	-	-
Commercial and industrial	-	12	-	-	1	38	-	-
Construction	-	1	-	-	-	1	-	-
Mortgage	-	24	70	254	2	50	231	326
Leasing	-	-	-	-	-	-	3	11
Consumer:
Credit cards	69	-	-	13	621	-	-	78
HELOCs	-	-	-	-	-	1	1	-
Personal	91	1	-	-	269	3	-	1
Auto	-	1	-	-	-	2	2	8
Other	1	-	-	-	3	-	-	-
Total	161	49	70	267	896	127	237	425

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters and nine months ended September 30, 2021 and 2020.

Popular, Inc.
For the quarter ended September 30, 2021
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$166	$173	$21
Commercial real estate owner occupied	4	10,878	6,812	10
Commercial and industrial	11	4,750	4,236	642
Mortgage	507	67,293	60,601	1,889
Leasing	1	8	6	1
Consumer:
Credit cards	31	265	263	4
Personal	59	756	753	122
Auto	4	107	107	44
Other	1	293	291	122
Total	619	$84,516	$73,242	$2,855

Popular, Inc.
For the quarter ended September 30, 2020
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$140	$139	$1
Commercial real estate non-owner occupied	2	5,060	5,058	-
Commercial real estate owner occupied	7	1,964	1,960	4
Commercial and industrial	12	625	614	-
Construction	1	21,514	21,514	4,370
Mortgage	348	40,932	36,036	3,784
Consumer:
Credit cards	82	1,032	1,076	14
Personal	92	1,682	1,682	290
Auto	1	18	19	3
Other	1	1	1	-
Total	547	$72,968	$68,099	$8,466

Popular, Inc.
For the nine months ended September 30, 2021
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for credit losses as a result of modification
Commercial multi-family	2	$246	$211	$26
Commercial real estate non-owner occupied	10	3,461	3,454	162
Commercial real estate owner occupied	35	91,678	86,768	1,146
Commercial and industrial	26	5,463	4,943	707
Mortgage	1,426	173,041	171,852	5,040
Leasing	2	40	38	5
Consumer:
Credit cards	148	1,819	1,745	38
HELOCs	2	176	228	54
Personal	245	3,438	3,434	754
Auto	8	171	176	59
Other	7	304	302	124
Total	1,911	$279,837	$273,151	$8,115

Popular, Inc.
For the nine months ended September 30, 2020
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for credit losses as a result of modification
Commercial multi-family	2	$1,133	$1,115	$(18)
Commercial real estate non-owner occupied	5	8,478	8,476	(748)
Commercial real estate owner occupied	26	8,463	8,436	110
Commercial and industrial	39	2,409	2,392	25
Construction	1	21,514	21,514	4,370
Mortgage	609	75,695	62,930	6,629
Leasing	14	326	327	6
Consumer:
Credit cards	699	6,492	6,530	276
HELOCs	2	369	298	862
Personal	273	4,703	4,701	781
Auto	12	164	166	15
Other	3	25	25	6
Total	1,685	$129,771	$116,910	$12,314

During the nine months ended September 30, 2021, five loans with an aggregate unpaid principal balance of $ 10.2 million were restructured into multiple notes (“Note A / B split”), compared to five loans with an aggregate unpaid principal balance of $32.8 million during the nine months ended September 30, 2020. The Corporation recorded $0.1 million in charge-offs as part of Note A / B splits during 2020. The recorded investment on these commercial TDRs amounted to approximately $10.2 million at September 30, 2021, compared to $32.4 million at September 30 2021. These loans were restructured after analyzing the borrowers’ capacity to repay the debt, collateral and ability to perform under the modified terms.

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

Popular, Inc.
	Defaulted during the quarter ended September 30, 2021		Defaulted during the nine months ended September 30, 2021
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	-	$-	4	$8,421
Commercial real estate owner occupied	1	383	3	4,138
Commercial and industrial	-	-	5	317
Mortgage	25	2,503	72	7,514
Consumer:
Credit cards	17	202	74	914
Personal	13	158	21	603
Total	56	$3,246	179	$21,907

Popular, Inc.
	Defaulted during the quarter ended September 30, 2020		Defaulted during the nine months ended September 30, 2020
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	-	$-	1	$1,700
Commercial real estate owner occupied	-	-	5	846
Commercial and industrial	-	-	3	97
Mortgage	23	2,321	215	22,518
Consumer:
Credit cards	124	975	290	2,190
Personal	13	185	89	1,504
Other	-	-	2	1
Total	160	$3,481	605	$28,856

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

The following tables present the amortized cost basis, net of unearned income, of loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at September 30, 2021 and December 31, 2020 by vintage year. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 8 to the Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended December 31, 2020.

September 30, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Puerto Rico
Commercial:
Commercial multi-family
Watch	$-	$-	$-	$-	$-	$3,110	$-	$-	$3,110
Special mention	-	-	-	-	-	1,312	-	-	1,312
Substandard	-	-	-	-	-	686	100	-	786
Pass	2,824	21,372	35,750	25,554	2,076	57,430	213	-	145,219
Total commercial multi-family	$2,824	$21,372	$35,750	$25,554	$2,076	$62,538	$313	$-	$150,427

Commercial real estate non-owner occupied
Watch	$54,738	$231,426	$68,212	$99,375	$2,427	$212,035	$2,867	$-	$671,080
Special Mention	18,441	12,339	24,594	49,367	31,182	22,512	-	-	158,435
Substandard	32,671	28,208	22,755	26,230	2,800	115,476	-	-	228,140
Pass	496,138	88,514	32,198	22,145	82,474	561,833	5,671	-	1,288,973
Total commercial real estate non-owner occupied	$601,988	$360,487	$147,759	$197,117	$118,883	$911,856	$8,538	$-	$2,346,628

Commercial real estate owner occupied
Watch	$6,772	$6,180	$13,723	$9,351	$4,935	$127,870	$-	$-	$168,831
Special Mention	46,571	1,234	7,411	680	5,916	110,272	-	-	172,084
Substandard	7,118	1,285	1,730	35,783	1,895	125,824	78	-	173,713
Doubtful	-	-	-	-	93	786	-	-	879
Pass	131,885	203,597	45,905	28,225	54,977	476,183	13,420	-	954,192
Total commercial real estate owner occupied	$192,346	$212,296	$68,769	$74,039	$67,816	$840,935	$13,498	$-	$1,469,699
Commercial and industrial
Watch	$167,282	$15,370	$30,040	$104,941	$40,423	$142,275	$106,833	$-	$607,164
Special Mention	18,527	12,857	17,732	36,533	2,267	29,846	55,841	-	173,603
Substandard	15,941	3,645	3,478	22,878	67,558	45,470	60,900	-	219,870
Doubtful	-	-	-	-	-	62	-	-	62
Loss	3	-	-	-	-	-	-	-	3
Pass	851,729	395,676	337,161	97,765	76,861	300,097	611,948	-	2,671,237
Total commercial and industrial	$1,053,482	$427,548	$388,411	$262,117	$187,109	$517,750	$835,522	$-	$3,671,939

Construction
Watch	$-	$-	$4,480	$-	$-	$-	$-	$-	$4,480
Substandard	-	-	-	-	14,877	-	-	-	14,877
Pass	14,425	46,319	21,009	3,316	-	-	23,053	-	108,122
Total construction	$14,425	$46,319	$25,489	$3,316	$14,877	$-	$23,053	$-	$127,479

Mortgage
Substandard	$-	$1,257	$5,596	$6,094	$3,478	$128,211	$-	$-	$144,636
Pass	368,271	322,589	234,963	278,337	201,259	4,824,994	-	-	6,230,413
Total mortgage	$368,271	$323,846	$240,559	$284,431	$204,737	$4,953,205	$-	$-	$6,375,049

Leasing
Substandard	$138	$439	$648	$578	$448	$289	$-	$-	$2,540
Loss	-	-	-	1	-	1	-	-	2
Pass	493,471	354,102	244,949	149,989	72,831	30,795	-	-	1,346,137
Total leasing	$493,609	$354,541	$245,597	$150,568	$73,279	$31,085	$-	$-	$1,348,679

September 30, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Puerto Rico
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$7,558	$-	$7,558
Pass	-	-	-	-	-	-	879,017	-	879,017
Total credit cards	$-	$-	$-	$-	$-	$-	$886,575	$-	$886,575

HELOCs
Pass	$-	$-	$-	$-	$-	$-	$3,553	$-	$3,553
Total HELOCs	$-	$-	$-	$-	$-	$-	$3,553	$-	$3,553

Personal
Substandard	$299	$639	$2,243	$767	$907	$16,241	$-	$1,332	$22,428
Loss	-	-	-	-	-	1	-	-	1
Pass	408,362	228,904	268,944	108,201	63,956	135,764	-	38,817	1,252,948
Total Personal	$408,661	$229,543	$271,187	$108,968	$64,863	$152,006	$-	$40,149	$1,275,377

Auto
Substandard	$1,213	$5,642	$7,426	$4,621	$2,157	$1,591	$-	$-	$22,650
Loss	-	37	27	7	-	-	-	-	71
Pass	1,002,804	869,202	696,000	468,582	205,790	111,595	-	-	3,353,973
Total Auto	$1,004,017	$874,881	$703,453	$473,210	$207,947	$113,186	$-	$-	$3,376,694

Other consumer
Substandard	$-	$142	$22	$1,326	$-	$395	$836	$-	$2,721
Loss	-	-	-	452	234	34	11,180	-	11,900
Pass	17,428	11,669	10,618	6,011	4,075	1,067	58,093	-	108,961
Total Other consumer	$17,428	$11,811	$10,640	$7,789	$4,309	$1,496	$70,109	$-	$123,582
Total Puerto Rico	$4,157,051	$2,862,644	$2,137,614	$1,587,109	$945,896	$7,584,057	$1,841,161	$40,149	$21,155,681

September 30, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular U.S.
Commercial:
Commercial multi-family
Watch	$-	$41,564	$33,750	$46,123	$47,791	$39,089	$-	$-	$208,317
Special mention	-	-	11,200	16,395	11,131	53,961	-	-	92,687
Substandard	-	15,500	86,857	12,812	-	31,028	-	-	146,197
Pass	215,272	247,071	237,657	145,812	46,549	384,437	7,680	-	1,284,478
Total commercial multi-family	$215,272	$304,135	$369,464	$221,142	$105,471	$508,515	$7,680	$-	$1,731,679

Commercial real estate non-owner occupied
Watch	$2,228	$9,122	$35,254	$58,053	$41,320	$133,780	$980	$-	$280,737
Special Mention	-	-	3,226	7,068	8,317	15,904	-	-	34,515
Substandard	-	760	6,435	14,626	11,521	74,887	-	-	108,229
Pass	236,331	371,687	165,115	219,252	254,545	359,384	7,294	-	1,613,608
Total commercial real estate non-owner occupied	$238,559	$381,569	$210,030	$298,999	$315,703	$583,955	$8,274	$-	$2,037,089

Commercial real estate owner occupied
Watch	$-	$241	$7,876	$8,207	$1,074	$12,285	$4,222	$-	$33,905
Special Mention	-	-	-	-	-	2,435	-	-	2,435
Substandard	-	-	1,158	2,896	-	21,030	-	-	25,084
Pass	71,443	47,082	40,079	24,011	27,120	70,687	3,728	-	284,150
Total commercial real estate owner occupied	$71,443	$47,323	$49,113	$35,114	$28,194	$106,437	$7,950	$-	$345,574
Commercial and industrial
Watch	$1,854	$4,723	$1,339	$-	$6	$6,684	$6,974	$-	$21,580
Special Mention	2,415	8,473	-	-	78	-	8,229	-	19,195
Substandard	516	69	4,614	-	-	1,298	254	-	6,751
Pass	197,925	320,332	179,619	193,930	124,356	357,709	129,239	-	1,503,110
Total commercial and industrial	$202,710	$333,597	$185,572	$193,930	$124,440	$365,691	$144,696	$-	$1,550,636

Construction
Watch	$-	$15,050	$21,978	$23,511	$42,072	$1,972	$-	$-	$104,583
Special Mention	-	-	-	-	-	13,623	-	-	13,623
Substandard	-	-	-	24,029	-	9,786	-	-	33,815
Pass	54,106	131,733	211,039	61,688	54,528	8,446	-	-	521,540
Total construction	$54,106	$146,783	$233,017	$109,228	$96,600	$33,827	$-	$-	$673,561

Mortgage
Substandard	$-	$476	$2,427	$786	$-	$10,846	$-	$-	$14,535
Pass	262,684	285,503	231,864	69,923	7,275	292,319	-	-	1,149,568
Total mortgage	$262,684	$285,979	$234,291	$70,709	$7,275	$303,165	$-	$-	$1,164,103

September 30, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular U.S.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$26	$-	$26
Total credit cards	$-	$-	$-	$-	$-	$-	$26	$-	$26

HELOCs
Substandard	$-	$-	$-	$-	$-	$3,319	$-	$902	$4,221
Loss	-	-	-	-	-	265	-	1,455	1,720
Pass	-	-	-	-	-	12,339	38,657	22,812	73,808
Total HELOCs	$-	$-	$-	$-	$-	$15,923	$38,657	$25,169	$79,749

Personal
Substandard	$-	$139	$288	$48	$19	$177	$-	$-	$671
Loss	-	-	26	28	4	19	-	-	77
Pass	12,044	23,544	56,900	9,942	4,108	6,058	134	-	112,730
Total Personal	$12,044	$23,683	$57,214	$10,018	$4,131	$6,254	$134	$-	$113,478

Other consumer
Pass	$-	$-	$-	$-	$-	$-	$3,796	$-	$3,796
Total Other consumer	$-	$-	$-	$-	$-	$-	$3,796	$-	$3,796
Total Popular U.S.	$1,056,818	$1,523,069	$1,338,701	$939,140	$681,814	$1,923,767	$211,213	$25,169	$7,699,691

September 30, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch	$-	$41,564	$33,750	$46,123	$47,791	$42,199	$-	$-	$211,427
Special mention	-	-	11,200	16,395	11,131	55,273	-	-	93,999
Substandard	-	15,500	86,857	12,812	-	31,714	100	-	146,983
Pass	218,096	268,443	273,407	171,366	48,625	441,867	7,893	-	1,429,697
Total commercial multi-family	$218,096	$325,507	$405,214	$246,696	$107,547	$571,053	$7,993	$-	$1,882,106

Commercial real estate non-owner occupied
Watch	$56,966	$240,548	$103,466	$157,428	$43,747	$345,815	$3,847	$-	$951,817
Special Mention	18,441	12,339	27,820	56,435	39,499	38,416	-	-	192,950
Substandard	32,671	28,968	29,190	40,856	14,321	190,363	-	-	336,369
Pass	732,469	460,201	197,313	241,397	337,019	921,217	12,965	-	2,902,581
Total commercial real estate non-owner occupied	$840,547	$742,056	$357,789	$496,116	$434,586	$1,495,811	$16,812	$-	$4,383,717

Commercial real estate owner occupied
Watch	$6,772	$6,421	$21,599	$17,558	$6,009	$140,155	$4,222	$-	$202,736
Special Mention	46,571	1,234	7,411	680	5,916	112,707	-	-	174,519
Substandard	7,118	1,285	2,888	38,679	1,895	146,854	78	-	198,797
Doubtful	-	-	-	-	93	786	-	-	879
Pass	203,328	250,679	85,984	52,236	82,097	546,870	17,148	-	1,238,342
Total commercial real estate owner occupied	$263,789	$259,619	$117,882	$109,153	$96,010	$947,372	$21,448	$-	$1,815,273

Commercial and industrial
Watch	$169,136	$20,093	$31,379	$104,941	$40,429	$148,959	$113,807	$-	$628,744
Special Mention	20,942	21,330	17,732	36,533	2,345	29,846	64,070	-	192,798
Substandard	16,457	3,714	8,092	22,878	67,558	46,768	61,154	-	226,621
Doubtful	-	-	-	-	-	62	-	-	62
Loss	3	-	-	-	-	-	-	-	3
Pass	1,049,654	716,008	516,780	291,695	201,217	657,806	741,187	-	4,174,347
Total commercial and industrial	$1,256,192	$761,145	$573,983	$456,047	$311,549	$883,441	$980,218	$-	$5,222,575

September 30, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular, Inc.

Construction
Watch	$-	$15,050	$26,458	$23,511	$42,072	$1,972	$-	$-	$109,063
Special Mention	-	-	-	-	-	13,623	-	-	13,623
Substandard	-	-	-	24,029	14,877	9,786	-	-	48,692
Pass	68,531	178,052	232,048	65,004	54,528	8,446	23,053	-	629,662
Total construction	$68,531	$193,102	$258,506	$112,544	$111,477	$33,827	$23,053	$-	$801,040

Mortgage
Substandard	$-	$1,733	$8,023	$6,880	$3,478	$139,057	$-	$-	$159,171
Pass	630,955	608,092	466,827	348,260	208,534	5,117,313	-	-	7,379,981
Total mortgage	$630,955	$609,825	$474,850	$355,140	$212,012	$5,256,370	$-	$-	$7,539,152

Leasing
Substandard	$138	$439	$648	$578	$448	$289	$-	$-	$2,540
Loss	-	-	-	1	-	1	-	-	2
Pass	493,471	354,102	244,949	149,989	72,831	30,795	-	-	1,346,137
Total leasing	$493,609	$354,541	$245,597	$150,568	$73,279	$31,085	$-	$-	$1,348,679

September 30, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular, Inc.
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$7,558	$-	$7,558
Pass	-	-	-	-	-	-	879,043	-	879,043
Total credit cards	$-	$-	$-	$-	$-	$-	$886,601	$-	$886,601

HELOCs
Substandard	$-	$-	$-	$-	$-	$3,319	$-	$902	$4,221
Loss	-	-	-	-	-	265	-	1,455	1,720
Pass	-	-	-	-	-	12,339	42,210	22,812	77,361
Total HELOCs	$-	$-	$-	$-	$-	$15,923	$42,210	$25,169	$83,302

Personal
Substandard	$299	$778	$2,531	$815	$926	$16,418	$-	$1,332	$23,099
Loss	-	-	26	28	4	20	-	-	78
Pass	420,406	252,448	325,844	118,143	68,064	141,822	134	38,817	1,365,678
Total Personal	$420,705	$253,226	$328,401	$118,986	$68,994	$158,260	$134	$40,149	$1,388,855

Auto
Substandard	$1,213	$5,642	$7,426	$4,621	$2,157	$1,591	$-	$-	$22,650
Loss	-	37	27	7	-	-	-	-	71
Pass	1,002,804	869,202	696,000	468,582	205,790	111,595	-	-	3,353,973
Total Auto	$1,004,017	$874,881	$703,453	$473,210	$207,947	$113,186	$-	$-	$3,376,694

Other consumer
Substandard	$-	$142	$22	$1,326	$-	$395	$836	$-	$2,721
Loss	-	-	-	452	234	34	11,180	-	11,900
Pass	17,428	11,669	10,618	6,011	4,075	1,067	61,889	-	112,757
Total Other consumer	$17,428	$11,811	$10,640	$7,789	$4,309	$1,496	$73,905	$-	$127,378
Total Popular Inc.	$5,213,869	$4,385,713	$3,476,315	$2,526,249	$1,627,710	$9,507,824	$2,052,374	$65,318	$28,855,372

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Puerto Rico
Commercial:
Commercial multi-family
Watch	$-	$-	$-	$-	$-	$460	$-	$-	$460
Special mention	-	-	-	-	-	4,160	-	-	4,160
Substandard	-	-	-	-	-	400	100	-	500
Pass	5,216	36,433	26,051	2,106	2,563	74,791	-	-	147,160
Total commercial multi-family	$5,216	$36,433	$26,051	$2,106	$2,563	$79,811	$100	$-	$152,280

Commercial real estate non-owner occupied
Watch	$160,960	$73,561	$27,592	$40,654	$33,277	$197,912	$2,100	$-	$536,056
Special Mention	-	26,331	124,560	29,711	19,895	62,839	836	-	264,172
Substandard	43,399	74,303	26,799	4,932	29,974	130,218	95	-	309,720
Pass	88,324	53,385	39,814	60,585	124,643	527,282	3,352	-	897,385
Total commercial real estate non-owner occupied	$292,683	$227,580	$218,765	$135,882	$207,789	$918,251	$6,383	$-	$2,007,333

Commercial real estate owner occupied
Watch	$96,046	$10,319	$14,412	$9,760	$9,584	$146,445	$2,627	$-	$289,193
Special Mention	850	6,638	249	6,571	282	172,078	-	-	186,668
Substandard	1,774	2,181	37,686	1,878	27,094	145,193	-	-	215,806
Doubtful	-	-	-	-	-	1,714	-	-	1,714
Pass	204,840	54,274	31,917	57,854	128,392	417,376	10,861	-	905,514
Total commercial real estate owner occupied	$303,510	$73,412	$84,264	$76,063	$165,352	$882,806	$13,488	$-	$1,598,895
Commercial and industrial
Watch	$131,556	$77,821	$182,776	$40,318	$63,968	$267,856	$243,335	$-	$1,007,630
Special Mention	28,310	10,297	19,220	45,861	910	28,507	86,263	-	219,368
Substandard	32,941	2,180	26,921	26,769	1,824	55,220	49,036	-	194,891
Doubtful	-	67	-	1	-	54	1	-	123
Loss	-	-	-	-	-	-	13	-	13
Pass	1,181,399	492,778	119,709	168,174	105,442	218,716	520,865	-	2,807,083
Total commercial and industrial	$1,374,206	$583,143	$348,626	$281,123	$172,144	$570,353	$899,513	$-	$4,229,108

Construction
Watch	$-	$105	$4,895	$-	$-	$-	$960	$-	$5,960
Substandard	-	-	-	21,497	-	-	-	-	21,497
Pass	15,723	22,408	3,423	63,582	-	-	24,513	-	129,649
Total construction	$15,723	$22,513	$8,318	$85,079	$-	$-	$25,473	$-	$157,106

Mortgage
Substandard	$754	$903	$1,172	$3,129	$4,374	$159,359	$-	$-	$169,691
Pass	263,473	224,390	177,537	212,650	225,824	5,496,578	-	-	6,600,452
Total mortgage	$264,227	$225,293	$178,709	$215,779	$230,198	$5,655,937	$-	$-	$6,770,143

Leasing
Substandard	$200	$822	$748	$913	$617	$136	$-	$-	$3,436
Pass	480,964	315,022	209,340	109,708	63,955	15,236	-	-	1,194,225
Total leasing	$481,164	$315,844	$210,088	$110,621	$64,572	$15,372	$-	$-	$1,197,661

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Puerto Rico
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$12,798	$-	$12,798
Pass	-	-	-	-	-	-	907,137	-	907,137
Total credit cards	$-	$-	$-	$-	$-	$-	$919,935	$-	$919,935

HELOCs
Pass	$-	$-	$-	$-	$-	$540	$3,639	$-	$4,179
Total HELOCs	$-	$-	$-	$-	$-	$540	$3,639	$-	$4,179

Personal
Substandard	$1,288	$4,782	$1,741	$1,022	$971	$18,647	$152	$1,545	$30,148
Pass	323,170	413,973	168,142	99,768	57,319	137,693	2,144	45,390	1,247,599
Total Personal	$324,458	$418,755	$169,883	$100,790	$58,290	$156,340	$2,296	$46,935	$1,277,747

Auto
Substandard	$1,975	$6,029	$3,612	$1,760	$1,369	$990	$-	$-	$15,735
Pass	1,064,082	881,343	628,657	299,677	168,157	74,577	-	-	3,116,493
Total Auto	$1,066,057	$887,372	$632,269	$301,437	$169,526	$75,567	$-	$-	$3,132,228

Other consumer
Substandard	$-	$16	$1,376	$240	$174	$13,075	$-	$-	$14,881
Pass	16,912	15,698	13,158	4,966	2,828	3,785	54,437	-	111,784
Total Other consumer	$16,912	$15,714	$14,534	$5,206	$3,002	$16,860	$54,437	$-	$126,665
Total Puerto Rico	$4,144,156	$2,806,059	$1,891,507	$1,314,086	$1,073,436	$8,371,837	$1,925,264	$46,935	$21,573,280

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular U.S.
Commercial:
Commercial multi-family
Watch	$1,643	$16,787	$39,980	$39,713	$52,989	$61,369	$-	$-	$212,481
Special mention	3,122	30,708	4,380	19,593	37,745	20,463	-	-	116,011
Substandard	-	17,376	21,771	1,755	20,085	6,247	-	-	67,234
Pass	326,008	289,652	163,812	100,555	132,400	332,709	2,849	-	1,347,985
Total commercial multi-family	$330,773	$354,523	$229,943	$161,616	$243,219	$420,788	$2,849	$-	$1,743,711

Commercial real estate non-owner occupied
Watch	$10,057	$23,877	$76,629	$56,112	$49,166	$62,766	$1,055	$-	$279,662
Special Mention	-	4,760	15,304	14,623	70,224	20,028	350	-	125,289
Substandard	771	18,642	36,495	11,007	40,528	28,984	-	-	136,427
Pass	397,686	231,904	224,256	236,008	142,432	214,495	5,651	-	1,452,432
Total commercial real estate non-owner occupied	$408,514	$279,183	$352,684	$317,750	$302,350	$326,273	$7,056	$-	$1,993,810

Commercial real estate owner occupied
Watch	$393	$8,266	$7,941	$4,060	$16,689	$16,108	$4,222	$-	$57,679
Special Mention	-	-	192	-	-	1,467	-	-	1,659
Substandard	-	1,152	2,361	-	1,348	20,305	-	-	25,166
Pass	48,684	47,484	47,451	28,761	18,296	68,739	461	-	259,876
Total commercial real estate owner occupied	$49,077	$56,902	$57,945	$32,821	$36,333	$106,619	$4,683	$-	$344,380
Commercial and industrial
Watch	$16,126	$1,973	$30	$3,621	$1,196	$8,488	$3,972	$-	$35,406
Special Mention	14,056	-	-	1,634	4,807	4,756	1,637	-	26,890
Substandard	2,029	6,568	-	-	-	5,980	2,394	-	16,971
Pass	410,349	196,958	198,249	132,993	123,762	300,846	102,369	-	1,465,526
Total commercial and industrial	$442,560	$205,499	$198,279	$138,248	$129,765	$320,070	$110,372	$-	$1,544,793

Construction
Watch	$8,451	$-	$-	$37,015	$-	$2,065	$-	$-	$47,531
Special Mention	-	-	-	3,089	-	30,083	-	-	33,172
Substandard	-	-	20,655	9,372	7,560	-	-	-	37,587
Pass	79,489	288,865	168,411	99,814	8,392	5,841	-	-	650,812
Total construction	$87,940	$288,865	$189,066	$149,290	$15,952	$37,989	$-	$-	$769,102

Mortgage
Substandard	$29	$-	$1,221	$-	$328	$13,287	$-	$-	$14,865
Pass	356,839	275,289	103,160	9,337	9,530	351,517	-	-	1,105,672
Total mortgage	$356,868	$275,289	$104,381	$9,337	$9,858	$364,804	$-	$-	$1,120,537

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular U.S.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$31	$-	$31
Total credit cards	$-	$-	$-	$-	$-	$-	$31	$-	$31

HELOCs
Substandard	$-	$-	$-	$-	$-	$112	$-	$357	$469
Loss	-	-	-	-	-	156	-	6,867	7,023
Pass	-	-	-	-	-	11,907	39,366	35,806	87,079
Total HELOCs	$-	$-	$-	$-	$-	$12,175	$39,366	$43,030	$94,571

Personal
Substandard	$83	$784	$165	$74	$18	$6	$-	$-	$1,130
Loss	-	17	63	12	6	244	2	-	344
Pass	40,539	109,606	27,693	9,623	1,855	8,256	192	-	197,764
Total Personal	$40,622	$110,407	$27,921	$9,709	$1,879	$8,506	$194	$-	$199,238

Other consumer
Substandard	$-	-	-	-	-	-	20	-	20
Pass	$-	$-	$-	$-	$-	$-	$1,723	$-	$1,723
Total Other consumer	$-	$-	$-	$-	$-	$-	$1,743	$-	$1,743
Total Popular U.S.	$1,716,354	$1,570,668	$1,160,219	$818,771	$739,356	$1,597,224	$166,294	$43,030	$7,811,916

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch	$1,643	$16,787	$39,980	$39,713	$52,989	$61,829	$-	$-	$212,941
Special mention	3,122	30,708	4,380	19,593	37,745	24,623	-	-	120,171
Substandard	-	17,376	21,771	1,755	20,085	6,647	100	-	67,734
Pass	331,224	326,085	189,863	102,661	134,963	407,500	2,849	-	1,495,145
Total commercial multi-family	$335,989	$390,956	$255,994	$163,722	$245,782	$500,599	$2,949	$-	$1,895,991

Commercial real estate non-owner occupied
Watch	$171,017	$97,438	$104,221	$96,766	$82,443	$260,678	$3,155	$-	$815,718
Special Mention	-	31,091	139,864	44,334	90,119	82,867	1,186	-	389,461
Substandard	44,170	92,945	63,294	15,939	70,502	159,202	95	-	446,147
Pass	486,010	285,289	264,070	296,593	267,075	741,777	9,003	-	2,349,817
Total commercial real estate non-owner occupied	$701,197	$506,763	$571,449	$453,632	$510,139	$1,244,524	$13,439	$-	$4,001,143

Commercial real estate owner occupied
Watch	$96,439	$18,585	$22,353	$13,820	$26,273	$162,553	$6,849	$-	$346,872
Special Mention	850	6,638	441	6,571	282	173,545	-	-	188,327
Substandard	1,774	3,333	40,047	1,878	28,442	165,498	-	-	240,972
Doubtful	-	-	-	-	-	1,714	-	-	1,714
Pass	253,524	101,758	79,368	86,615	146,688	486,115	11,322	-	1,165,390
Total commercial real estate owner occupied	$352,587	$130,314	$142,209	$108,884	$201,685	$989,425	$18,171	$-	$1,943,275

Commercial and industrial
Watch	$147,682	$79,794	$182,806	$43,939	$65,164	$276,344	$247,307	$-	$1,043,036
Special Mention	42,366	10,297	19,220	47,495	5,717	33,263	87,900	-	246,258
Substandard	34,970	8,748	26,921	26,769	1,824	61,200	51,430	-	211,862
Doubtful	-	67	-	1	-	54	1	-	123
Loss	-	-	-	-	-	-	13	-	13
Pass	1,591,748	689,736	317,958	301,167	229,204	519,562	623,234	-	4,272,609
Total commercial and industrial	$1,816,766	$788,642	$546,905	$419,371	$301,909	$890,423	$1,009,885	$-	$5,773,901

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.

Construction
Watch	$8,451	$105	$4,895	$37,015	$-	$2,065	$960	$-	$53,491
Special Mention	-	-	-	3,089	-	30,083	-	-	33,172
Substandard	-	-	20,655	30,869	7,560	-	-	-	59,084
Pass	95,212	311,273	171,834	163,396	8,392	5,841	24,513	-	780,461
Total construction	$103,663	$311,378	$197,384	$234,369	$15,952	$37,989	$25,473	$-	$926,208

Mortgage
Substandard	$783	$903	$2,393	$3,129	$4,702	$172,646	$-	$-	$184,556
Pass	620,312	499,679	280,697	221,987	235,354	5,848,095	-	-	7,706,124
Total mortgage	$621,095	$500,582	$283,090	$225,116	$240,056	$6,020,741	$-	$-	$7,890,680

Leasing
Substandard	$200	$822	$748	$913	$617	$136	$-	$-	$3,436
Pass	480,964	315,022	209,340	109,708	63,955	15,236	-	-	1,194,225
Total leasing	$481,164	$315,844	$210,088	$110,621	$64,572	$15,372	$-	$-	$1,197,661

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$12,798	$-	$12,798
Pass	-	-	-	-	-	-	907,168	-	907,168
Total credit cards	$-	$-	$-	$-	$-	$-	$919,966	$-	$919,966

HELOCs
Substandard	$-	$-	$-	$-	$-	$112	$-	$357	$469
Loss	-	-	-	-	-	156	-	6,867	7,023
Pass	-	-	-	-	-	12,447	43,005	35,806	91,258
Total HELOCs	$-	$-	$-	$-	$-	$12,715	$43,005	$43,030	$98,750

Personal
Substandard	$1,371	$5,566	$1,906	$1,096	$989	$18,653	$152	$1,545	$31,278
Loss	-	17	63	12	6	244	2	-	344
Pass	363,709	523,579	195,835	109,391	59,174	145,949	2,336	45,390	1,445,363
Total Personal	$365,080	$529,162	$197,804	$110,499	$60,169	$164,846	$2,490	$46,935	$1,476,985

Auto
Substandard	$1,975	$6,029	$3,612	$1,760	$1,369	$990	$-	$-	$15,735
Pass	1,064,082	881,343	628,657	299,677	168,157	74,577	-	-	3,116,493
Total Auto	$1,066,057	$887,372	$632,269	$301,437	$169,526	$75,567	$-	$-	$3,132,228

Other consumer
Substandard	$-	$16	$1,376	$240	$174	$13,075	$20	$-	$14,901
Pass	16,912	15,698	13,158	4,966	2,828	3,785	56,160	-	113,507
Total Other consumer	$16,912	$15,714	$14,534	$5,206	$3,002	$16,860	$56,180	$-	$128,408
Total Popular Inc.	$5,860,510	$4,376,727	$3,051,726	$2,132,857	$1,812,792	$9,969,061	$2,091,558	$89,965	$29,385,196

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

The following table presents the components of mortgage banking activities:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$9,376	$12,966	$28,613	$32,992
Mortgage servicing rights fair value adjustments	(5,979)	(20,491)	(11,706)	(33,360)
Total mortgage servicing fees, net of fair value adjustments	3,397	(7,525)	16,907	(368)
Net gain on sale of loans, including valuation on loans held-for-sale	6,084	10,916	16,256	20,389
Trading account (loss) profit:
Unrealized losses on outstanding derivative positions	-	(4)	-	(4)
Realized (losses) gains on closed derivative positions	(1,004)	(1,958)	632	(8,391)
Total trading account (loss) profit	(1,004)	(1,962)	632	(8,395)
Losses on repurchased loans, including interest advances	(170)	(10,955)	(697)	(10,955)
Total mortgage banking activities	$8,307	$(9,526)	$33,098	$671

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

No liabilities were incurred as a result of these securitizations during the quarters and nine months ended September 30, 2021 and 2020 because they did not contain any credit recourse arrangements. During the quarter and nine months ended September 30, 2021, the Corporation recorded a net gain of $5.3 million and $13.7 million, respectively (September 30, 2020 - $9.1 million and $17.6 million, respectively) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and nine months ended September 30, 2021 and 2020:

	Proceeds Obtained During the Quarter Ended September 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$84,896	$-	$84,896
Mortgage-backed securities - FNMA	-	76,118	-	76,118
Mortgage-backed securities - FHLMC	-	4,268	-	4,268
Total trading account debt securities	$-	$165,282	$-	$165,282
Mortgage servicing rights	$-	$-	$2,597	$2,597
Total	$-	$165,282	$2,597	$167,879

	Proceeds Obtained During the Nine Months Ended September 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$293,613	$-	$293,613
Mortgage-backed securities - FNMA	-	234,953	-	234,953
Mortgage-backed securities - FHLMC	-	17,769	-	17,769
Total trading account debt securities	$-	$546,335	$-	$546,335
Mortgage servicing rights	$-	$-	$8,286	$8,286
Total	$-	$546,335	$8,286	$554,621

	Proceeds Obtained During the Quarter Ended September 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$99,576	$-	$99,576
Mortgage-backed securities - FNMA	-	54,390	-	54,390
Total trading account debt securities	$-	$153,966	$-	$153,966
Mortgage servicing rights	$-	$-	$1,737	$1,737
Total	$-	$153,966	$1,737	$155,703

	Proceeds Obtained During the Nine Months Ended September 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$213,608	$-	$213,608
Mortgage-backed securities - FNMA	-	93,904	-	93,904
Total trading account debt securities	$-	$307,512	$-	$307,512
Mortgage servicing rights	$-	$-	$4,324	$4,324
Total	$-	$307,512	$4,324	$311,836

During the nine months ended September 30, 2021, the Corporation retained servicing rights on whole loan sales involving approximately $114 million in principal balance outstanding (September 30, 2020 - $100 million), with net realized gains of approximately $2.6 million (September 30, 2020 - gains of $2.7 million). All loan sales performed during the nine months ended September 30, 2021 and 2020 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the nine months ended September 30, 2021 and 2020.

Residential MSRs
(In thousands)	September 30, 2021	September 30, 2020
Fair value at beginning of period	$118,395	$150,906
Additions	9,888	6,006
Changes due to payments on loans [1]	(11,873)	(8,427)
Reduction due to loan repurchases	(1,047)	(9,679)
Changes in fair value due to changes in valuation model inputs or assumptions	1,214	(15,278)
Other	(10)	24
Fair value at end of period [2]	$116,567	$123,552
[1] Represents changes due to collection / realization of expected cash flows over time.
[2] At September 30, 2021, PB had MSRs amounting to $1.4 million (September 30, 2020 - $0.5 million).

Residential mortgage loans serviced for others were $12.3 billion at September 30, 2021 (December 31, 2020 -$12.9 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. These servicing fees are credited to income when they are collected. At September 30, 2021, those weighted average mortgage servicing fees were 0.30% (September 30, 2020 - 0.31%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased. Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and nine months ended September 30, 2021 and 2020 were as follows:
	Quarters ended				Nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	BPPR	PB	BPPR	PB	BPPR	PB	BPPR	PB
Prepayment speed	5.8%	13.7%	9.5%	21.8%	6.9%	20.5%	7.1%	22.1%
Weighted average life (in years)	8.8	5.9	7.3	3.6	8.3	15.4	8.9	3.5
Discount rate (annual rate)	10.5%	10.0%	10.9%	10.8%	10.5%	10.9%	10.8%	10.4%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
	September 30,	December 31,	September 30,	December 31,
(In thousands)	2021	2020	2021	2020
Fair value of servicing rights	$39,474	$44,129	$77,093	$74,266
Weighted average life (in years)	6.1	6.2	6.1	5.9
Weighted average prepayment speed (annual rate)	6.2%	6.6%	6.2%	7.1%
Impact on fair value of 10% adverse change	$(878)	$(1,115)	$(1,979)	$(2,206)
Impact on fair value of 20% adverse change	$(1,730)	$(2,194)	$(3,881)	$(4,312)
Weighted average discount rate (annual rate)	11.3%	11.3%	11.0%	11.1%
Impact on fair value of 10% adverse change	$(1,411)	$(1,640)	$(2,926)	$(2,740)
Impact on fair value of 20% adverse change	$(2,734)	$(3,175)	$(5,654)	$(5,301)

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

At September 30, 2021, the Corporation serviced $0.8 billion in residential mortgage loans with credit recourse to the Corporation (December 31, 2020 - $0.9 billion). Also refer to Note 19 for information on changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At September 30, 2021, the Corporation had recorded $12 million in mortgage loans on its Consolidated Statements of Financial Condition related to this buy-back option program (December 31, 2020 - $57 million). Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative. As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation.

During the nine months ended September 30, 2021, the Corporation repurchased approximately $80 million (September 30, 2020 - $753 million) of mortgage loans from its GNMA servicing portfolio. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. The risk associated with the loans is reduced due to their guaranteed nature. The Corporation may place these loans under COVID-19 modification programs offered by FHA, VA or United States Department of Agriculture (USDA) or other loss mitigation programs offered by the Corporation, and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 11 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters and nine months ended September 30, 2021 and 2020.

	For the quarter ended September 30, 2021
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$14,581	$58,691	$73,272
Write-downs in value	(522)	(245)	(767)
Additions	1,693	17,395	19,088
Sales	(1,734)	(12,588)	(14,322)
Other adjustments	217	(660)	(443)
Ending balance	$14,235	$62,593	$76,828

	For the quarter ended September 30, 2020
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$16,482	$97,458	$113,940
Write-downs in value	(160)	(843)	(1,003)
Additions	41	1,467	1,508
Sales	(1,385)	(12,416)	(13,801)
Other adjustments	(56)	4	(52)
Ending balance	$14,922	$85,670	$100,592

	For the nine months ended September 30, 2021
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$13,214	$69,932	$83,146
Write-downs in value	(986)	(1,764)	(2,750)
Additions	7,668	36,335	44,003
Sales	(6,059)	(40,967)	(47,026)
Other adjustments	398	(943)	(545)
Ending balance	$14,235	$62,593	$76,828

	For the nine months ended September 30, 2020
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$16,959	$105,113	$122,072
Write-downs in value	(1,474)	(2,414)	(3,888)
Additions	2,161	17,716	19,877
Sales	(2,668)	(34,845)	(37,513)
Other adjustments	(56)	100	44
Ending balance	$14,922	$85,670	$100,592

Note 12 − Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	September 30, 2021	December 31, 2020
Net deferred tax assets (net of valuation allowance)	$677,053	$851,592
Investments under the equity method	288,259	250,467
Prepaid taxes	45,519	32,615
Other prepaid expenses	85,255	74,572
Derivative assets	23,827	20,785
Trades receivable from brokers and counterparties	75,589	65,429
Principal, interest and escrow servicing advances	59,109	65,671
Guaranteed mortgage loan claims receivable	96,212	80,477
Operating ROU assets (Note 27)	139,632	131,921
Finance ROU assets (Note 27)	13,933	15,464
Others	130,451	148,048
Total other assets	$1,634,839	$1,737,041

The Corporation enters in the ordinary course of business into hosting arrangements that are service contracts. These arrangements can include capitalizable implementation costs that are amortized during the term of the hosting arrangement. The Corporation recognizes capitalizable implementation costs related to hosting arrangements that are service contracts within the Other assets line item in the accompanying Consolidated Statements of Financial Condition. As of September 30, 2021, the total capitalized implementation costs amounted to $18.2 million with an accumulated amortization of $7.7 million for a net value of $10.5 million, compared to total capitalized implementation costs amounting to $17.4 million with an accumulated amortization of $4.9 million for a net value of $12.5 million as of December 31, 2020. Total amortization expense for all capitalized implementation costs of hosting arrangements that are service contracts for the quarter and nine months ended September 30, 2021 was $0.9 million and $2.8 million, respectively (September 30, 2020 - $0.5 million and $1.5 million respectively).

Note 13 – Goodwill and other intangible assets

Goodwill

There were no changes in the carrying amount of goodwill for the quarters and nine months ended September 30, 2021 and 2020.

Other Intangible Assets

At September 30, 2021 and December 31, 2020, the Corporation had $6.1 million of identifiable intangible assets with indefinite useful lives, mostly associated with the E-LOAN trademark.

The following table reflects the components of other intangible assets subject to amortization:
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Value
September 30, 2021
Core deposits	$12,810	$8,433	$4,377
Other customer relationships	11,679	2,563	9,116
Total other intangible assets	$24,489	$10,996	$13,493
December 31, 2020
Core deposits	$12,810	$7,473	$5,337
Other customer relationships	26,397	15,684	10,713
Trademark	488	236	252
Total other intangible assets	$39,695	$23,393	$16,302

During the nine months ended September 30, 2021, $14.9 million in other customer relationships became fully amortized and thus were removed from the Corporation’s intangibles assets, from which $14.2 million were recognized as part of the purchase of the American Airlines co-branded credit card portfolio during 2011.

During the quarter ended September 30, 2021, the Corporation recognized $0.8 million in amortization expense related to other intangible assets with definite useful lives (September 30, 2020 - $ 1.1 million). During the nine months ended September 30, 2021, the Corporation recognized $ 3.1 million in amortization related to other intangible assets with definite useful lives (September 30, 2020 - $ 5.3 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2021	$657
Year 2022	2,630
Year 2023	2,630
Year 2024	2,389
Year 2025	1,200
Later years	3,987

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

The Corporation performed the annual goodwill impairment evaluation for the entire organization during the third quarter of 2021 using July 31, 2021 as the annual evaluation date. The reporting units utilized for this evaluation were those that are one level below the business segments, which are the legal entities within the reportable segment. The Corporation follows push-down accounting, as such all goodwill is assigned to the reporting units when carrying out a business combination.

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

For purposes of the discounted cash flows (“DCF”) approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF valuation analysis for each reporting unit are based on the most recent (as of the valuation date) financial projections presented to the Corporation’s Asset / Liability Management Committee (“ALCO”). The growth assumptions included in these projections are based on management’s expectations for each reporting unit’s financial prospects considering economic and industry conditions as well as particular plans of each entity (i.e. restructuring plans, de-leveraging, etc.). The cost of equity used to discount the cash flows was calculated using the Ibbotson Build-Up Method and ranged from 11.34% to15.13 % for the 2021 analysis. The Ibbotson Build-Up Method builds up a cost of equity starting with the rate of return of a “risk-free” asset (20-year U.S. Treasury note) and adds to it additional risk elements such as equity risk premium, size premium, industry risk premium, and a specific geographic risk premium (as applicable). The resulting discount rates were analyzed in terms of reasonability given the current market conditions.

No impairment was recognized by the Corporation from the annual test as of July 31, 2021. The results of the BPPR annual goodwill impairment test as of July 31, 2021 indicated that the average estimated fair value using all valuation methodologies exceeded BPPR’s equity value by approximately $1.5 billion or 50% compared to $282 million or 9%, for the annual goodwill impairment test completed as of July 31, 2020. PB’s annual goodwill impairment test results as of such dates indicated that the average estimated fair value using all valuation methodologies exceeded PB’s equity value by approximately $412 million or 24%, compared to $215 million or 13%, for the annual goodwill impairment test completed as of July 31, 2020. The goodwill balance of BPPR and PB, as legal entities, represented approximately 91% of the Corporation’s total goodwill balance as of the July 31, 2021 valuation date.

Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of the Corporation concluding that the fair value results determined for the reporting units in the July 31, 2021 annual assessment were reasonable.

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

The extent to which the COVID-19 pandemic further impacts our business, results of operations and financial condition, as well as the operations of our clients, customers, service providers and suppliers, will depend on future developments, which are highly uncertain and is difficult to predict, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response thereto. A decline in the Corporation’s stock price related to global and/or regional macroeconomic conditions, the continued weakness in the Puerto Rico economy and fiscal situation, reduced future earnings estimates, additional expenses and higher credit losses, and the continuance of the current interest rate environment could, individually or in the aggregate, have a material impact on the determination of the fair value of our reporting units, which could in turn result in an impairment of goodwill in the future. An impairment of goodwill would result in a non-cash expense, net of tax impact. A charge to earnings related to a goodwill impairment would not impact regulatory capital calculations.

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments.

September 30, 2021
	Balance at		Balance at
	September 30,	Accumulated	September 30,
	2021	impairment	2021
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874
Total Popular, Inc.	$839,334	$168,212	$671,122

December 31, 2020
	Balance at		Balance at
	December 31,	Accumulated	December 31,
	2020	impairment	2020
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874
Total Popular, Inc.	$839,334	$168,212	$671,122

Note 14 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:
(In thousands)	September 30, 2021	December 31, 2020
Savings accounts	$15,767,861	$14,031,736
NOW, money market and other interest bearing demand deposits	28,166,013	22,398,057
Total savings, NOW, money market and other interest bearing demand deposits	43,933,874	36,429,793
Certificates of deposit:
Under $100,000	2,776,214	2,917,700
$100,000 and over	4,155,906	4,390,148
Total certificates of deposit	6,932,120	7,307,848
Total interest bearing deposits	$50,865,994	$43,737,641

A summary of certificates of deposits by maturity at September 30, 2021 follows:

(In thousands)
2021	$2,581,033
2022	1,835,519
2023	808,046
2024	670,978
2025	518,878
2026 and thereafter	517,666
Total certificates of deposit	$6,932,120

At September 30, 2021, the Corporation had brokered deposits amounting to $0.7 billion (December 31, 2020 - $ 0.8 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $4 million at September 30, 2021 (December 31, 2020 - $3 million)

At September 30, 2021, public sector deposits amounted to $20 billion. These balances are expected to decline over the long term, however, the receipt by the P.R. Government of additional COVID-19 and hurricane recovery related Federal assistance, and seasonal tax collections, could increase public deposit balances at BPPR in the near term. The rate at which public deposit balances will decline is uncertain and difficult to predict. The amount and timing of any such reduction is likely to be impacted by, for example, the timeline of current debt restructuring efforts under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) and the speed at which COVID-19 federal assistance is distributed.

Note 15 – Borrowings

Assets sold under agreements to repurchase amounted to $86 million at September 30, 2021 and $121 million December 31, 2020.

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

Repurchase agreements accounted for as secured borrowings

	September 30, 2021	December 31, 2020
	Repurchase	Repurchase
(In thousands)	liability	liability
U.S. Treasury securities
Within 30 days	$14,574	$67,157
After 30 to 90 days	20,394	39,318
After 90 days	39,638	9,979
Total U.S. Treasury securities	74,606	116,454
Mortgage-backed securities
Within 30 days	1,427	3,778
After 30 to 90 days	-	268
After 90 days	9,868	-
Total mortgage-backed securities	11,295	4,046
Collateralized mortgage obligations
Within 30 days	569	803
Total collateralized mortgage obligations	569	803
Total	$86,470	$121,303

Repurchase agreements in this portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

There were no other short-term borrowings outstanding at September 30, 2021 and December 31, 2020.

The following table presents the composition of notes payable at September 30, 2021 and December 31, 2020.

(In thousands)	September 30, 2021	December 31, 2020
Advances with the FHLB with maturities ranging from 2021 through 2029 paying interest at monthly fixed rates ranging from 0.39% to 3.18%	$494,469	$542,469
Advances with the FRB maturing on 2022 paying interest annually at a fixed rate of 0.35%[1]	-	1,009
Unsecured senior debt securities maturing on 2023 paying interest semiannually at a fixed rate of 6.125%, net of debt issuance costs of $ 2,475	297,525	296,574
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2033 to 2034 with fixed interest rates ranging from 6.125% to 6.7%, net of debt issuance costs of $349	384,949	384,929
Total notes payable	$1,176,943	$1,224,981
[1] During the second quarter of 2021, the Paycheck Protection Program Liquidity Facility advance was prepaid.
Note: Refer to the Corporation's 2020 Form 10-K for rates information at December 31, 2020.

On November 1, 2021, the Corporation redeemed all outstanding 6.70% Cumulative Monthly Income Trust Preferred Securities (the “Capital Securities”) issued by the Popular Capital Trust I (liquidation amount of $25 per security and amounting to $186,663,800 (or $181,063,250 after excluding Popular’s participation in the Trust of $5,600,550) in the aggregate). The redemption price for the Capital Securities was equal to $25 per security plus accrued and unpaid distributions up to and excluding the redemption date in the amount of $0.139583 per security, for a total payment per security in the amount of $25.139583. Upon redemption, Popular delisted the Capital Securities of Popular Capital Trust I (NASDAQ: BPOPN) from the Nasdaq Global Select Market.

A breakdown of borrowings by contractual maturities at September 30, 2021 is included in the table below.

	Assets sold under
(In thousands)	agreements to repurchase	Notes payable	Total
2021	$36,964	$2,040	$39,004
2022	49,506	103,148	152,654
2023	-	340,786	340,786
2024	-	91,943	91,943
2025	-	139,920	139,920
Later years	-	499,106	499,106
Total borrowings	$86,470	$1,176,943	$1,263,413

At September 30, 2021 and December 31, 2020, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $3.0 billion, of which $0.5 billion were used at each period. In addition, at September 30, 2021 and December 31, 2020, the Corporation had placed $1.2 billion and $0.9 billion, respectively, of the available FHLB credit facility as collateral for municipal letters of credit to secure deposits. The FHLB borrowing facilities are collateralized with loans held-in-portfolio, and do not have restrictive covenants or callable features.

Also, at September 30, 2021, the Corporation has a borrowing facility at the discount window of the Federal Reserve Bank of New York amounting to $1.3 billion (2020 - $1.4 billion), which remained unused at September 30, 2021 and December 31, 2020. The facility is a collateralized source of credit that is highly reliable even under difficult market conditions.

Note 16 − Other liabilities

The caption of other liabilities in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	September 30, 2021	December 31, 2020
Accrued expenses	$280,831	$235,449
Accrued interest payable	28,140	38,622
Accounts payable	67,401	69,784
Dividends payable	36,305	33,701
Trades payable	13,746	720,212
Liability for GNMA loans sold with an option to repurchase	12,297	57,189
Reserves for loan indemnifications	14,650	24,781
Reserve for operational losses	44,941	41,452
Operating lease liabilities (Note 27)	152,039	152,588
Finance lease liabilities (Note 27)	20,310	22,572
Pension benefit obligation	18,427	35,568
Postretirement benefit obligation	177,712	179,211
Others	62,419	73,560
Total other liabilities	$929,218	$1,684,689

Note 17 – Stockholders’ equity

As of September 30, 2021, stockholder’s equity totaled $6.0 billion. During the nine months ended September 30, 2021, the Corporation declared cash dividends of $1.30 (2020 - $1.20) per common share amounting to $106.4 million (2020 - $102.9 million). The quarterly dividend declared to shareholders of record as of the close of business on September 10, 2021 was paid on October 1, 2021.

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

Accelerated share repurchase transaction (“ASR”)

On May 3, 2021, the Corporation entered into a $350 million ASR transaction with respect to its common stock, which was accounted for as a treasury stock transaction. As a result of the receipt of the initial 3,785,831 shares, the Corporation recognized in stockholders’ equity approximately $280 million in treasury stock and $70 million as a reduction in capital surplus. The Corporation completed the transaction on September 9, 2021 and received 828,965 additional shares of common stock and recognized $61 million in treasury stock with a corresponding increase in capital surplus. In total, the Corporation repurchased a total of 4,614,796 shares at an average price of $75.8430 under the ASR Agreement.

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

Note 18 – Other comprehensive (loss) income

The following table presents changes in accumulated other comprehensive (loss) income by component for the quarters and nine months ended September 30, 2021 and 2020.

	Changes in Accumulated Other Comprehensive (Loss) Income by Component [1]
		Quarters ended		Nine months ended
		September 30,		September 30,
(In thousands)		2021	2020	2021	2020
Foreign currency translation	Beginning Balance	$(67,959)	$(69,458)	$(71,254)	$(56,783)
	Other comprehensive (loss) income	(1,265)	(2,035)	2,030	(14,710)
	Net change	(1,265)	(2,035)	2,030	(14,710)
	Ending balance	$(69,224)	$(71,493)	$(69,224)	$(71,493)
Adjustment of pension and postretirement benefit plans	Beginning Balance	$(188,572)	$(196,114)	$(195,056)	$(202,816)
	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	3,242	3,351	9,726	10,053
	Net change	3,242	3,351	9,726	10,053
	Ending balance	$(185,330)	$(192,763)	$(185,330)	$(192,763)
Unrealized net holding gains on debt securities	Beginning Balance	$163,982	$489,105	$460,900	$92,155
	Other comprehensive (loss) income	(46,956)	(5,243)	(343,874)	391,707
	Amounts reclassified from accumulated other comprehensive income for gains on securities	(18)	(35)	(18)	(35)
	Net change	(46,974)	(5,278)	(343,892)	391,672
	Ending balance	$117,008	$483,827	$117,008	$483,827
Unrealized net losses on cash flow hedges	Beginning Balance	$(3,142)	$(4,184)	$(4,599)	$(2,494)
	Other comprehensive (loss) income before reclassifications	(465)	(1,085)	662	(5,067)
	Amounts reclassified from accumulated other comprehensive loss	1,058	1,114	1,388	3,406
	Net change	593	29	2,050	(1,661)
	Ending balance	$(2,549)	$(4,155)	$(2,549)	$(4,155)
	Total	$(140,095)	$215,416	$(140,095)	$215,416
[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income during the quarters and nine months ended September 30, 2021 and 2020.

	Reclassifications Out of Accumulated Other Comprehensive (Loss) Income
		Quarters ended		Nine months ended
	Affected Line Item in the	September 30,		September 30,
(In thousands)	Consolidated Statements of Operations	2021	2020	2021	2020
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Other operating expenses	$(5,187)	$(5,362)	$(15,566)	$(16,086)
	Total before tax	(5,187)	(5,362)	(15,566)	(16,086)
	Income tax benefit	1,945	2,011	5,840	6,033
	Total net of tax	$(3,242)	$(3,351)	$(9,726)	$(10,053)
Unrealized holding gains on debt securities
Realized gain on sale of debt securities	Net gain on sale of debt securities	23	41	23	41
	Total before tax	23	41	23	41
	Income tax expense	(5)	(6)	(5)	(6)
	Total net of tax	$18	$35	$18	$35
Unrealized net losses on cash flow hedges
Forward contracts	Mortgage banking activities	$(1,229)	$(1,331)	$(854)	$(4,590)
Interest rate swaps	Other operating income	(289)	(282)	(853)	(537)
	Total before tax	(1,518)	(1,613)	(1,707)	(5,127)
	Income tax benefit	460	499	319	1,721
	Total net of tax	$(1,058)	$(1,114)	$(1,388)	$(3,406)
	Total reclassification adjustments, net of tax	$(4,282)	$(4,430)	$(11,096)	$(13,424)

Note 19 – Guarantees

At September 30, 2021, the Corporation recorded a liability of $0.1 million (December 31, 2020 - $0.2 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At September 30, 2021, the Corporation serviced $0.8 billion (December 31, 2020 - $0.9 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and nine months ended September 30, 2021, the Corporation repurchased approximately $2 million and $17 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (September 30, 2020 - $131 million and $143 million, respectively, which included $120 million during the third quarter of 2020 as part of the bulk loan repurchase from FNMA and FHLMC, for which the Corporation recorded a release of $5.1 million in its reserve for credit recourse). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At September 30, 2021, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $13 million (December 31, 2020 - $22 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and nine months ended September 30, 2021 and 2020.
	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2021	2020		2021	2020
Balance as of beginning of period	$15,662	$31,305		$22,484	$34,862
Impact of adopting CECL	-	-		-	(3,831)
Provision (benefit) for recourse liability	(1,959)	(4,058)	[1]	(2,710)	1,356	[1]
Net charge-offs	(1,052)	(362)		(7,123)	(5,502)
Balance as of end of period	$12,651	$26,885		$12,651	$26,885
[1] Includes a release of $5.1 million recorded in connection with the bulk loan repurchase of $120 million loans from FNMA and FHLMC completed during the quarter ended September 30, 2020.

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. There were no repurchases of loans under representation and warranty arrangements during the quarters and nine-month period ended September 30, 2021 and 2020. A substantial amount of these loans reinstates to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale. The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters and nine-month period ended September 30, 2021 and 2020.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Balance as of beginning of period	$2,078	$3,122	$2,297	$3,212
Provision (benefit) for representation and warranties	(79)	(125)	(298)	(215)
Balance as of end of period	$1,999	$2,997	$1,999	$2,997

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2021, the Corporation serviced $12.3 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2020 - $12.9 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At September 30, 2021, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $59 million (December 31, 2020 - $66 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its 100% owned consolidated subsidiaries amounting to $94 million at September 30, 2021 and December 31, 2020. In addition, at September 30, 2021 and December 31, 2020, PIHC fully and unconditionally guaranteed on a subordinated basis $374 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 17 to the Consolidated Financial Statements in the 2020 Form 10-K for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:
(In thousands)	September 30, 2021	December 31, 2020
Commitments to extend credit:
Credit card lines	$5,323,511	$5,226,660
Commercial and construction lines of credit	3,690,856	3,805,459
Other consumer unused credit commitments	249,522	257,312
Commercial letters of credit	4,669	1,864
Standby letters of credit	23,117	22,266
Commitments to originate or fund mortgage loans	107,003	96,786

At September 30, 2021 and December 31, 2020, the Corporation maintained a reserve of approximately $8 million and $16 million, respectively, for potential losses associated with unfunded loan commitments related to commercial, construction and consumer lines of credit.

Other commitments

At September 30, 2021, and December 31, 2020, the Corporation also maintained other non-credit commitments for approximately $1.4 million, primarily for the acquisition of other investments.

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

At September 30, 2021, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled $365 million, of which $346 million were outstanding, compared to $377 million, which were fully outstanding at December 31, 2020. Of the amount outstanding, $316 million consists of loans and $30 million are securities ($342 million and $ 35 million at December 31, 2020). Substantially all of the amount outstanding at September 30, 2021 and September 30, 2020 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At September 30, 2021, 75% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. On July 1, 2021, the

Corporation received scheduled principal payments amounting to $32 million from various obligations from Puerto Rico municipalities.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities as of September 30, 2021:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 1 to 5 years	$6	$-	$6	$6
After 5 to 10 years	5	-	5	5
After 10 years	37	-	37	37
Total Central Government	48	-	48	48
Municipalities
Within 1 year	4,240	68,650	72,890	72,890
After 1 to 5 years	14,395	70,871	85,266	104,323
After 5 to 10 years	11,280	120,812	132,092	132,092
After 10 years	230	55,257	55,487	55,487
Total Municipalities	30,145	315,590	345,735	364,792
Total Direct Government Exposure	$30,193	$315,590	$345,783	$364,840

In addition, at September 30, 2021, the Corporation had $284 million in loans insured or securities issued by Puerto Rico governmental entities but for which the principal source of repayment is non-governmental ($317 million at December 31, 2020). These included $240 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2020 - $260 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had at September 30, 2021, $44 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default and upon the satisfaction of certain other conditions (December 31, 2020 - $46 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, a moratorium on such obligations has not been imposed as of the date hereof.

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

In addition, $1.6 billion of residential mortgages, $670 million of Small Business Administration (“SBA”) loans under the Paycheck Protection Program (“PPP”) and $65 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at September 30, 2021 (compared to $1.8 billion, $1.3 billion and $60 million, respectively, at December 31, 2020).

At September 30, 2021, the Corporation has operations in the United States Virgin Islands (the “USVI”) and has approximately $72 million in direct exposure to USVI government entities (December 31, 2020 - $105 million). The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

At September 30, 2021, the Corporation has operations in the British Virgin Islands (“BVI”), which has been negatively affected by the COVID-19 pandemic, particularly as a reduction in the tourism activity which accounts for a significant portion of its economy. Although the Corporation has no significant exposure to a single borrower in the BVI, it has a loan portfolio amounting to approximately $226 million comprised of various retail and commercial clients, compared to a loan portfolio of $251 million at December 31, 2020, which included a $19 million loan with the BVI Government that was paid off during the second quarter of 2021.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued) for current Legal Proceedings ranged from $0 to approximately $34.7 million as of September 30, 2021. In certain cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the Legal Proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current Legal Proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the Legal Proceedings, and the inherent uncertainty of the various potential outcomes of such Legal Proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

On May 7, 2021, the Popular Defendants filed a motion for summary judgment with respect to plaintiffs’ unjust enrichment theory of liability, reserving the right to file an additional motion for summary judgment regarding damages should the court deny the Popular Defendant’s pending motion to exclude an economic expert recently designated by Plaintiffs. Plaintiffs opposed the motion for summary judgment on July 6, 2021 and the Popular Defendants replied on July 28, 2021. On May 7, 2021, Popular, Inc. and BPPR also filed a separate motion for summary judgment alleging that, even taking as true and correct Plaintiffs’ theory of liability, Popular, Inc. and BPPR are not liable to Plaintiffs since they do not receive—and are legally prohibited from receiving insurance commissions. On September 27, 2021, the Court held an oral hearing to discuss the pending motions for summary judgment. At such hearing, Plaintiffs notified they did not object the dismissal of the action with prejudice as to Popular, Inc. and BPPR, leaving Popular Insurance, LLC as the sole remaining defendant in the case. On November 1, 2021, the Court issued a resolution denying Popular Insurance, LLC’s motion for summary judgment. Popular Insurance, LLC may request reconsideration of such denial before November 16, 2021 and/or seek review before the Puerto Rico Court of Appeals before December 1, 2021.

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

On October 4, 2021, the District Court, notwithstanding that BPPR’s Motion to Dismiss remains pending resolution, held an initial scheduling conference and, thereafter, issued a trial management order where it scheduled the deadline for all discovery for November 1, 2022, the deadline for the filing of a joint pre-trial brief for June 1, 2023, and the trial for June 20 to June 30, 2023.

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

In June 2021, the Court in the AB Action entered a judgment dismissing all claims except those regarding the principal plaintiff Aileen Betances against PB for retaliation, and Betances’ claim against three (3) other AB Defendants for aiding/abetting the alleged retaliation. Also, in July 2021, the Court in the DR action entered a partial judgment dismissing all claims against the individual DR Defendants, with all surviving claims being against PB and limited to local retaliation claims and local and state discrimination claims. Plaintiffs in both the AB Action and the DR Action have filed notices of appeal of both judgments. On August 11, 2021, PB and the remaining AB Defendants in the AB Action, as well as PB in the DR Action, answered the respective complaints as to the surviving claims. Discovery is ongoing.

POPULAR SECURITIES

Puerto Rico Bonds and Closed-End Investment Funds

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and, as of September 30, 2021, was named as a respondent (among other broker-dealers) in 104 pending arbitration proceedings with initial claimed amounts of approximately $107 million in the aggregate. Such amounts include a single arbitration proceeding with claimed damages arising from trading losses of approximately $30 million, in which on October 28, 2021 the arbitration panel ordered Popular Securities to pay claimants approximately $6.9 million in compensatory damages and expenses. While Popular Securities believes it has meritorious defenses to the claims asserted in these proceedings, it has often determined that it is in its best interest to settle certain claims rather than expend the money and resources required to see such cases to completion. The Puerto Rico Government’s defaults and non-payment of its various debt obligations, as well as the Commonwealth’s and the Financial Oversight Management Board’s (the “Oversight Board”) decision to pursue restructurings under Title III and Title VI of PROMESA, have impacted the number of customer complaints (and claimed damages) filed against Popular Securities concerning Puerto Rico bonds and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the arbitration proceedings described above, or a significant increase in customer complaints, could have a material adverse effect on Popular.

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

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities and agency collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 23 to the Consolidated Financial Statements for additional information on the debt securities outstanding at September 30, 2021 and December 31, 2020, which are classified as available-for-sale and trading securities in the Corporation’s Consolidated Statements of Financial Condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at September 30, 2021 and December 31, 2020.

(In thousands)	September 30, 2021	December 31, 2020
Assets
Servicing assets:
Mortgage servicing rights	$91,209	$90,273
Total servicing assets	$91,209	$90,273
Other assets:
Servicing advances	$8,967	$8,769
Total other assets	$8,967	$8,769
Total assets	$100,176	$99,042
Maximum exposure to loss	$100,176	$99,042

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $8.3 billion at September 30, 2021 (December 31, 2020 - $8.7 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at September 30, 2021 and December 31, 2020, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at September 30, 2021.

Note 22 – Related party transactions

The Corporation considers its equity method investees as related parties. The following provides information on transactions with equity method investees considered related parties.

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of September 30, 2021, the Corporation held 11,654,803 shares of EVERTEC, representing an ownership stake of 16.19%. The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

The Corporation recorded $1.7 million in dividends distributions during the nine months ended September 30, 2021 from its investments in EVERTEC (September 30, 2020 - $1.7 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the Consolidated Statements of Financial Condition.
(In thousands)	September 30, 2021	December 31, 2020
Equity investment in EVERTEC	$104,850	$86,158

The Corporation had the following financial condition balances outstanding with EVERTEC at September 30, 2021 and December 31, 2020. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	September 30, 2021	December 31, 2020
Accounts receivable (Other assets)	$7,641	$5,678
Deposits	(144,130)	(125,361)
Accounts payable (Other liabilities)	(2,738)	(2,395)
Net total	$(139,227)	$(122,078)

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income (loss) and changes in stockholders’ equity for the quarters and nine months ended September 30, 2021 and 2020.

	Quarter ended	Nine months ended
(In thousands)	September 30, 2021	September 30, 2021
Share of income from the investment in EVERTEC	$5,709	$19,426
Share of other changes in EVERTEC's stockholders' equity	610	1,009
Share of EVERTEC's changes in equity recognized in income	$6,319	$20,435

	Quarter ended	Nine months ended
(In thousands)	September 30, 2020	September 30, 2020
Share of income from the investment in EVERTEC	$5,586	$11,696
Share of other changes in EVERTEC's stockholders' equity	1,135	1,804
Share of EVERTEC's changes in equity recognized in income	$6,721	$13,500

The following tables present the transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters and nine months ended September 30, 2021 and 2020. Items that represent expenses to the Corporation are presented with parenthesis.

	Quarter ended	Nine months ended
(In thousands)	September 30, 2021	September 30, 2021	Category
Interest expense on deposits	$(103)	$(267)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,849	20,278	Other service fees
Rental income charged to EVERTEC	1,973	4,915	Net occupancy
Processing fees on services provided by EVERTEC	(62,421)	(183,302)	Professional fees
Other services provided to EVERTEC	214	554	Other operating expenses
Total	$(53,488)	$(157,822)

	Quarter ended	Nine months ended
(In thousands)	September 30, 2020	September 30, 2020	Category
Interest expense on deposits	$(71)	$(228)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,153	16,172	Other service fees
Rental income charged to EVERTEC	1,758	5,293	Net occupancy
Processing fees on services provided by EVERTEC	(57,372)	(164,373)	Professional fees
Other services provided to EVERTEC	253	794	Other operating expenses
Total	$(49,279)	$(142,342)

Centro Financiero BHD León

At September 30, 2021, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the nine months ended September 30, 2021, the Corporation recorded $20.4 million in earnings from its investment in BHD León (September 30, 2020 - $21.4 million), which had a carrying amount of $172.1 million at September 30, 2021 (December 31, 2020 - $147.2 million). The Corporation received $4.3 million in dividends distributions during the nine months ended September 30, 2021 from its investment in BHD León (September 30, 2020 - $13.2 million).

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

For the nine months ended September 30, 2021 administrative fees charged to these investment companies amounted to $3.4 million (September 30, 2020 - $4.8 million) and waived fees amounted to $1.3 million (September 30, 2020 - $2.1 million), for a net fee of $2.1 million (September 30, 2020 - $2.7 million).

The Corporation, through its subsidiary BPPR, has also entered into certain uncommitted credit facilities with those investment companies. The available lines of credit facilities amounted to $275 million at December 31, 2020, with no balance outstanding, and at September 30, 2021 these were in the process of renewal after they had reached their maturity date. The aggregate sum of all outstanding balances under all credit facilities that could be made available by BPPR, from time to time, to those investment companies for which PAM acts as investment advisor or co-investment advisor, shall never exceed the lesser of $200 million or 10% of BPPR’s capital.

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020:

At September 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$799,972	$13,816,977	$-	$14,616,949
Obligations of U.S. Government sponsored entities	-	71	-	71
Collateralized mortgage obligations - federal agencies	-	250,491	-	250,491
Mortgage-backed securities	-	9,522,676	883	9,523,559
Other	-	156	-	156
Total debt securities available-for-sale	$799,972	$23,590,371	$883	$24,391,226
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$10,780	$-	$-	$10,780
Obligations of Puerto Rico, States and political subdivisions	-	82	-	82
Collateralized mortgage obligations	-	61	220	281
Mortgage-backed securities	-	24,569	-	24,569
Other	-	-	352	352
Total trading account debt securities, excluding derivatives	$10,780	$24,712	$572	$36,064
Equity securities	$-	$30,212	$-	$30,212
Mortgage servicing rights	-	-	116,567	116,567
Derivatives	-	23,827	-	23,827
Total assets measured at fair value on a recurring basis	$810,752	$23,669,122	$118,022	$24,597,896
Liabilities
Derivatives	$-	$(20,879)	$-	$(20,879)
Total liabilities measured at fair value on a recurring basis	$-	$(20,879)	$-	$(20,879)

At December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$3,499,781	$7,288,259	$-	$10,788,040
Obligations of U.S. Government sponsored entities	-	60,184	-	60,184
Collateralized mortgage obligations - federal agencies	-	392,132	-	392,132
Mortgage-backed securities	-	10,319,547	1,014	10,320,561
Other	-	235	-	235
Total debt securities available-for-sale	$3,499,781	$18,060,357	$1,014	$21,561,152
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$11,506	$-	$-	$11,506
Obligations of Puerto Rico, States and political subdivisions	-	103	-	103
Collateralized mortgage obligations	-	68	278	346
Mortgage-backed securities	-	24,338	-	24,338
Other	-	-	381	381
Total trading account debt securities, excluding derivatives	$11,506	$24,509	$659	$36,674
Equity securities	$-	$29,590	$-	$29,590
Mortgage servicing rights	-	-	118,395	118,395
Derivatives	-	20,785	-	20,785
Total assets measured at fair value on a recurring basis	$3,511,287	$18,135,241	$120,068	$21,766,596
Liabilities
Derivatives	$-	$(18,925)	$-	$(18,925)
Total liabilities measured at fair value on a recurring basis	$-	$(18,925)	$-	$(18,925)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the quarters and nine months ended September 30, 2021 and 2020 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Nine months ended September 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$22,700	$22,700	$(4,775)
Other real estate owned[2]	-	-	6,540	6,540	(1,583)
Long-lived assets held-for-sale[3]	-	-	2,728	2,728	(303)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$31,968	$31,968	$(6,661)

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

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2021 and 2020.

Quarter ended September 30, 2021
	MBS	CMOs	Other
	classified	classified	securities
	as debt	as trading	classified
	securities	account	as trading	Mortgage
	available-	debt	account debt	servicing	Total
(In thousands)	for-sale	securities	securities	rights	assets
Balance at June 30, 2021	$938	$250	$361	$119,467	$121,016
Gains (losses) included in earnings	-	-	(9)	(5,979)	(5,988)
Gains (losses) included in OCI	(5)	-	-	-	(5)
Additions	-	4	-	3,079	3,083
Settlements	(50)	(34)	-	-	(84)
Balance at September 30, 2021	$883	$220	$352	$116,567	$118,022
Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2021	$-	$-	$4	$(1,912)	$(1,908)

Nine months ended September 30, 2021
	MBS		Other
	classified	CMOs	securities
	as investment	classified	classified
	securities	as trading	as trading	Mortgage
	available-	account	account	servicing	Total
(In thousands)	for-sale	securities	securities	rights	assets
Balance at January 1, 2021	$1,014	$278	$381	$118,395	$120,068
Gains (losses) included in earnings	-	-	(29)	(11,716)	(11,745)
Gains (losses) included in OCI	(6)	-	-	-	(6)
Additions	-	28	-	9,888	9,916
Settlements	(125)	(86)	-	-	(211)
Balance at September 30, 2021	$883	$220	$352	$116,567	$118,022
Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2021	$-	$(1)	$13	$1,214	$1,226

Quarter ended September 30, 2020
	MBS		Other
	classified	CMOs	securities
	as investment	classified	classified
	securities	as trading	as trading	Mortgage
	available-	account	account	servicing	Total
(In thousands)	for-sale	securities	securities	rights	assets
Balance at June 30, 2020	$1,151	$442	$423	$141,144	$143,160
Gains (losses) included in earnings	-	-	(10)	(20,491)	(20,501)
Gains (losses) included in OCI	(2)	-	-	-	(2)
Additions	-	2	-	2,899	2,901
Settlements	(25)	(34)	-	-	(59)
Balance at September 30, 2020	$1,124	$410	$413	$123,552	$125,499
Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2020	$-	$-	$-	$(7,892)	$(7,892)

Nine months ended September 30, 2020
	MBS		Other
	classified	CMOs	securities
	as investment	classified	classified
	securities	as trading	as trading	Mortgage
	available-	account	account	servicing	Total
(In thousands)	for-sale	securities	securities	rights	assets
Balance at January 1, 2020	$1,182	$530	$440	$150,906	$153,058
Gains (losses) included in earnings	-	-	(27)	(33,360)	(33,387)
Gains (losses) included in OCI	(8)	-	-	-	(8)
Additions	-	4	-	6,006	6,010
Settlements	(50)	(124)	-	-	(174)
Balance at September 30, 2020	$1,124	$410	$413	$123,552	$125,499
Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2020	$-	$-	$13	$(15,278)	$(15,265)

Gains and losses (realized and unrealized) included in earnings for the quarters and nine months ended September 30, 2021 and 2020 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended September 30, 2021		Nine months ended September 30, 2021
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
Mortgage banking activities	$(5,979)	$(1,912)	$(11,716)	$1,214
Trading account profit (loss)	(9)	4	(29)	12
Total	$(5,988)	$(1,908)	$(11,745)	$1,226

	Quarter ended September 30, 2020		Nine months ended September 30, 2020
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
Mortgage banking activities	$(20,491)	$(7,892)	$(33,360)	$(15,278)
Trading account profit (loss)	(10)	-	(27)	13
Total	$(20,501)	$(7,892)	$(33,387)	$(15,265)

The following tables include quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources at September 30, 2021 and 2020.

	Fair value at
	September 30,
(In thousands)	2021		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$220		Discounted cash flow model	Weighted average life	0.9 years (0.1 - 1.1 years)
				Yield	3.6% (3.6% - 4.1%)
				Prepayment speed	11.4% (10.1% - 16.7%)
Other - trading	$352		Discounted cash flow model	Weighted average life	3.6 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$116,567		Discounted cash flow model	Prepayment speed	6.2% (0.3% - 34.2%)
				Weighted average life	6.1 years (0.1 - 13.1 years)
				Discount rate	11.1% (9.5% - 14.7%)
Loans held-in-portfolio	$21,715	[2]	External appraisal	Haircut applied on
				external appraisals	11.0% (10.0% - 30.5%)
Other real estate owned	$4,099	[3]	External appraisal	Haircut applied on
				external appraisals	22.3% (5.0% - 35.0%)
[1]	Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

	Fair value at
	September 30,
(In thousands)	2020		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$410		Discounted cash flow model	Weighted average life	1.3 years (0.6 - 1.5 years)
				Yield	3.7% (3.6% - 4.1%)
				Prepayment speed	17.7% (13.8% - 18.4%)
Other - trading	$413		Discounted cash flow model	Weighted average life	3.8 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$123,552		Discounted cash flow model	Prepayment speed	6.9% (0.2% - 22.1%)
				Weighted average life	6.1 years (0.1 - 12.3 years)
				Discount rate	11.2% (9.5% - 14.7%)
Loans held-in-portfolio	$96,740	[2]	External appraisal	Haircut applied on
				external appraisals	23.2% (21.0% - 40.0%)
Other real estate owned	$13,826	[3]	External appraisal	Haircut applied on
				external appraisals	21.5% (5.0% - 30.0%)
[1]	Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

The fair values reflected herein have been determined based on the prevailing rate environment at September 30, 2021 and December 31, 2020, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	September 30, 2021
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$538,973	$538,973	$-	$-	$538,973
Money market investments	17,526,238	17,519,832	6,406	-	17,526,238
Trading account debt securities, excluding derivatives[1]	36,064	10,780	24,712	572	36,064
Debt securities available-for-sale[1]	24,391,226	799,972	23,590,371	883	24,391,226
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$64,842	$-	$-	$78,183	$78,183
Collateralized mortgage obligation-federal agency	30	-	-	31	31
Securities in wholly owned statutory business trusts	11,561	-	11,561	-	11,561
Total debt securities held-to-maturity	$76,433	$-	$11,561	$78,214	$89,775
Equity securities:
FHLB stock	$56,685	$-	$56,685	$-	$56,685
FRB stock	95,119	-	95,119	-	95,119
Other investments	33,127	-	30,212	4,313	34,525
Total equity securities	$184,931	$-	$182,016	$4,313	$186,329
Loans held-for-sale	$91,313	$-	$-	$92,903	$92,903
Loans held-in-portfolio	28,136,797	-	-	27,091,726	27,091,726
Mortgage servicing rights	116,567	-	-	116,567	116,567
Derivatives	23,827	-	23,827	-	23,827
	September 30, 2021
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$59,081,441	$-	$59,081,441	$-	$59,081,441
Time deposits	6,932,120	-	6,881,141	-	6,881,141
Total deposits	$66,013,561	$-	$65,962,582	$-	$65,962,582
Assets sold under agreements to repurchase	$86,470	$-	$86,455	$-	$86,455
Notes payable:
FHLB advances	$494,469	$-	$502,792	$-	$502,792
Unsecured senior debt securities	297,525	-	322,938	-	322,938
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,949	-	411,186	-	411,186
Total notes payable	$1,176,943	$-	$1,236,916	$-	$1,236,916
Derivatives	$20,879	$-	$20,879	$-	$20,879
[1]	Refer to Note 23 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.

	December 31, 2020
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$491,065	$491,065	$-	$-	$491,065
Money market investments	11,640,880	11,634,851	6,029	-	11,640,880
Trading account debt securities, excluding derivatives[1]	36,674	11,506	24,509	659	36,674
Debt securities available-for-sale[1]	21,561,152	3,499,781	18,060,357	1,014	21,561,152
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$70,768	$-	$-	$83,298	$83,298
Collateralized mortgage obligation-federal agency	31	-	-	32	32
Securities in wholly owned statutory business trusts	11,561	-	11,561	-	11,561
Total debt securities held-to-maturity	$82,360	$-	$11,561	$83,330	$94,891
Equity securities:
FHLB stock	$49,799	$-	$49,799	$-	$49,799
FRB stock	93,045	-	93,045	-	93,045
Other investments	30,893	-	29,590	1,495	31,085
Total equity securities	$173,737	$-	$172,434	$1,495	$173,929
Loans held-for-sale	$99,455	$-	$-	$102,189	$102,189
Loans held-in-portfolio	28,488,946	-	-	27,098,297	27,098,297
Mortgage servicing rights	118,395	-	-	118,395	118,395
Derivatives	20,785	-	20,785	-	20,785
	December 31, 2020
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$49,558,492	$-	$49,558,492	$-	$49,558,492
Time deposits	7,307,848	-	7,319,963	-	7,319,963
Total deposits	$56,866,340	$-	$56,878,455	$-	$56,878,455
Assets sold under agreements to repurchase	$121,303	$-	$121,257	$-	$121,257
Notes payable:
FHLB advances	$542,469	$-	$561,977	$-	$561,977
Unsecured senior debt securities	296,574	-	321,078	-	321,078
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,929	-	395,078	-	395,078
FRB advances	1,009	-	1,009	-	1,009
Total notes payable	$1,224,981	$-	$1,279,142	$-	$1,279,142
Derivatives	$18,925	$-	$18,925	$-	$18,925
[1]	Refer to Note 23 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.

The notional amount of commitments to extend credit at September 30, 2021 and December 31, 2020 is $9.3 billion, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at September 30, 2021 and December 31, 2020 is $ 28 million and $ 24 million respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 25 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and nine months ended September 30, 2021 and 2020:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2021	2020	2021	2020
Net income	$248,114	$168,416	$728,825	$330,346
Preferred stock dividends	(353)	(352)	(1,059)	(1,405)
Net income applicable to common stock	$247,761	$168,064	$727,766	$328,941
Average common shares outstanding	80,126,166	83,809,272	81,864,634	86,567,680
Average potential dilutive common shares	148,776	26,879	149,479	78,011
Average common shares outstanding - assuming dilution	80,274,942	83,836,151	82,014,113	86,645,691
Basic EPS	$3.09	$2.01	$8.89	$3.80
Diluted EPS	$3.09	$2.00	$8.87	$3.80

As disclosed in Note 17, as of September 30, 2021, the Corporation completed its $350 million accelerated share repurchase transaction (“ASR”) and, in connection therewith, received an initial delivery of 3,785,831 shares of common stock during the second quarter of 2021 and 828,965 additional shares of common stock during the third quarter of 2021. The final number of shares delivered was based in the average daily volume weighted average price (“VWAP”) of its common stock, net of discount, during the term of the ASR, which amounted to $75.84.

Potential common shares consist of shares of common stock issuable under the assumed exercise of stock options, restricted stock and performance share awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise, in addition to the amount of compensation cost attributed to future services, are used to purchase shares of common stock at the exercise date. The difference between the number of potential common shares issued and the shares of common stock purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Warrants, stock options, restricted stock and performance share awards, if any, that result in lower potential common shares issued than shares of common stock purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per common share.

Note 26 – Revenue from contracts with customers

The following table presents the Corporation’s revenue streams from contracts with customers by reportable segment for the quarters and nine months ended September 30, 2021 and 2020.

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2021		2021
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$38,496	$2,816	$112,732	$8,353
Other service fees:
Debit card fees	11,967	243	35,522	723
Insurance fees, excluding reinsurance	9,416	1,054	27,489	2,483
Credit card fees, excluding late fees and membership fees	30,076	274	85,203	788
Sale and administration of investment products	6,216	-	17,726	-
Trust fees	6,574	-	18,878	-
Total revenue from contracts with customers [1]	$102,745	$4,387	$297,550	$12,347
[1]	The amounts include intersegment transactions of $0.3 million and $2.6 million, respectively, for the quarter and nine months ended September 30, 2021.

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2020		2020
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$34,078	$2,771	$100,513	$8,158
Other service fees:
Debit card fees	10,865	258	27,717	725
Insurance fees, excluding reinsurance	9,269	642	25,140	1,910
Credit card fees, excluding late fees and membership fees	23,631	194	60,777	597
Sale and administration of investment products	5,094	-	16,267	-
Trust fees	4,975	-	16,092	-
Total revenue from contracts with customers [1]	$87,912	$3,865	$246,506	$11,390
[1]	The amounts include intersegment transactions of $0.2 million and $2.6 million, respectively, for the quarter and nine months ended September 30, 2020.

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

Note 27 – Leases

The Corporation enters in the ordinary course of business into operating and finance leases for land, buildings and equipment. These contracts generally do not include purchase options or residual value guarantees. The remaining lease terms of 0.1 to 32.3 years considers options to extend the leases for up to 20.0 years. The Corporation identifies leases when it has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

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

The following table presents the undiscounted cash flows of operating and finance leases for each of the following periods:
September 30, 2021
(In thousands)	Remaining 2021	2022	2023	2024	2025	Later Years	Total Lease Payments	Less: Imputed Interest	Total
Operating Leases	$7,611	$28,880	$26,677	$25,396	$22,458	$61,399	$172,421	$(20,382)	$152,039
Finance Leases	839	3,402	3,492	3,589	3,701	8,851	23,874	(3,564)	20,310

The following table presents the lease cost recognized by the Corporation in the Consolidated Statements of Operations as follows:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Finance lease cost:
Amortization of ROU assets	$475	$525	$1,531	$1,512
Interest on lease liabilities	257	299	795	900
Operating lease cost	7,800	8,361	22,005	24,189
Short-term lease cost	174	38	349	172
Variable lease cost	20	12	70	37
Sublease income	(19)	(23)	(57)	(83)
Net gain recognized from sale and leaseback transactions[1]	(7,007)	-	(7,007)	(5,550)
Total lease cost[2]	$1,700	$9,212	$17,686	$21,177
[1]

During the quarter ended September 30, 2021, the Corporation recognized the transfer of two corporate office buildings as a sale. During the quarter ended June 30, 2020, the Corporation recognized the transfer of the Caparra Center as a sale. Since these sale and partial leaseback transactions were considered to be at fair value, no portion of the gain on sale was deferred.

[2]	Total lease cost is recognized as part of net occupancy expense, except for the net gain recognized from sale and leaseback transactions which was included as part of other operating income.

The following table presents supplemental cash flow information and other related information related to operating and finance leases.

	Nine months ended September 30,
(Dollars in thousands)	2021		2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases[1]	$30,282		$24,115
Operating cash flows from finance leases	795		900
Financing cash flows from finance leases[1]	2,262		1,608
ROU assets obtained in exchange for new lease obligations:
Operating leases[2]	$22,352		$13,085
Finance leases	-		4,510
Weighted-average remaining lease term:
Operating leases	7.9	years	8.1	years
Finance leases	8.5	years	9.2	years
Weighted-average discount rate:
Operating leases	2.8%		3.2%
Finance leases	5.0%		5.0%
[1]

During the quarter ended March 31, 2021, the Corporation made base lease termination payments amounting to $7.8 million in connection with the closure of nine branches as a result of the strategic realignment of PB’s New York Metro branch network.

[2]

During the quarter ended September 30, 2021, the Corporation recognized a lease liability of $16.8 million and a corresponding ROU asset for the same amount as a result of the partial leaseback of two corporate office buildings.

As of September 30, 2021, the Corporation has additional operating leases contracts that have not yet commenced with an undiscounted contract amount of $2.9 million, which will have lease terms ranging from 10 to 20 years.

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

The components of net periodic cost for the Pension Plans and the OPEB Plan for the periods presented were as follows:

	Pension Plans		OPEB Plan
	Quarters ended September 30,		Quarters ended September 30,
(In thousands)	2021	2020	2021	2020
Personnel Cost:
Service cost	$-	$-	$160	$178
Other operating expenses:
Interest cost	3,998	5,847	893	1,228
Expected return on plan assets	(9,670)	(9,526)	-	-
Amortization of prior service cost/(credit)	-	-	-	-
Amortization of net loss	4,719	5,220	468	142
Total net periodic pension cost	$(953)	$1,541	$1,521	$1,548

	Pension Plans		OPEB Plan
	Nine months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Personnel Cost:
Service cost	$-	$-	$480	$535
Other operating expenses:
Interest cost	11,994	17,541	2,679	3,684
Expected return on plan assets	(29,011)	(28,577)	-	-
Amortization prior service cost/(credit)	-	-	-	-
Amortization of net loss	14,159	15,660	1,407	426
Total net periodic pension cost	$(2,858)	$4,624	$4,566	$4,645

The Corporation paid the following contributions to the plans for the nine months ended September 30, 2021 and expects to pay the following contributions for the year ending December 31, 2021.

	For the nine months ended	For the year ending
(In thousands)	September 30, 2021	December 31, 2021
Pension Plans	$172	$229
OPEB Plan	$4,640	$6,333

Note 29 - Stock-based compensation

Incentive Plan

On May 12, 2020, the shareholders of the Corporation approved the Popular, Inc. 2020 Omnibus Incentive Plan, which permits the Corporation to issue several types of stock-based compensation to employees and directors of the Corporation and/or any of its subsidiaries (the “2020 Incentive Plan”). The 2020 Incentive Plan replaced the Popular, Inc. 2004 Omnibus Incentive Plan, which was in effect prior to the adoption of the 2020 Incentive Plan (the “2004 Incentive Plan” and, together with the 2020 Incentive Plan, the “Incentive Plan”). Participants under the Incentive Plan are designated by the Talent and Compensation Committee of the Board of Directors (or its delegate, as determined by the Board). Under the Incentive Plan, the Corporation has issued restricted stock and performance shares to its employees and restricted stock and restricted stock units (“RSUs”) to its directors.

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

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2019	345,365	$41.68
Granted	253,943	42.49
Performance Shares Quantity Adjustment	(7)	48.79
Vested	(234,421)	42.64
Forfeited	(6,368)	44.26
Non-vested at December 31, 2020	358,512	$41.23
Granted	191,479	69.38
Performance Shares Quantity Adjustment	54,306	54.21
Vested	(272,990)	55.15
Forfeited	(2,429)	42.52
Non-vested at September 30, 2021	328,878	$47.90

During the quarter ended September 30, 2021, no shares of restricted stock (September 30, 2020 – 266) were awarded to management under the Incentive Plan. During the quarters ended September 30, 2021 and 2020, no performance shares were awarded to management under the Incentive Plan. For the nine months ended September 30, 2021, 120,105 shares of restricted stock (September 30, 2020 – 213,511) and 71,374 performance shares (September 30, 2020 - 64,815) were awarded to management under the Incentive Plan.

During the quarter ended September 30, 2021, the Corporation recognized $1.3 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.3 million (September 30, 2020 - $1.0 million, with a tax benefit of $0.2 million). For the nine months ended September 30, 2021, the Corporation recognized $7.5 million of restricted stock expense related to management incentive awards, with a tax benefit of $1.4 million (September 30, 2020 - $6.7 million, with a tax benefit of $1.1 million). For the nine months ended September 30, 2021, the fair market value of the restricted stock and performance shares vested was $7.1 million at grant date and $10.5 million at vesting date. This differential triggers a windfall of $2.5 million that was recorded as a reduction on income tax expense. During the quarter ended September 30, 2021 the Corporation recognized $0.3 million of performance shares expense, with a tax benefit of $12 thousand (September 30, 2020 - $0.3 million, with a tax benefit of $24 thousand). For the nine months ended September 30, 2021, the Corporation recognized $4.9 million of performance shares expense, with a tax benefit of $0.5 million (September 30, 2020 - $3.1 million, with a tax benefit of $0.3 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at September 30, 2021 was $10.5 million and is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:
(Not in thousands)	Restricted Stock units	Weighted-Average Grant Date Fair Value per Unit
Non-vested at December 31, 2019	$-	$-
Granted	43,866	35.47
Vested	(43,866)	35.47
Forfeited	-	-
Non-vested at December 31, 2020	$-	$-
Granted	20,079	78.19
Vested	(20,079)	78.19
Forfeited	-	-
Non-vested at September 30, 2021	$-	$-

The equity awards granted to members of the Board of Directors of Popular, Inc. (the “Directors”) will vest and become non-forfeitable on the grant date of such award. Effective in May 2019, all equity awards granted to the Directors may be paid in either restricted stock or RSUs at each Directors election. If RSUs are elected, the Directors may defer the delivery of the shares of common stock underlying the RSU award until their retirement. To the extent that cash dividends are paid on the Corporation’s outstanding common stock, the Directors holding RSUs will receive an additional number of RSUs that reflect a reinvested dividend equivalent.

For 2021 and 2020, all Directors elected RSUs. During the quarter ended September 30, 2021, 545 RSUs were granted to the Directors (September 30, 2020 - 783) and the Corporation recognized expense related to these RSUs of $42 thousand with a tax benefit of $8 thousand (September 30, 2020 - $28 thousand with a tax benefit of $5 thousand). For the nine months ended September 30, 2021, the Corporation granted 20,079 RSUs to the Directors (September 30, 2020 - 43,084) and the Corporation recognized $1.9 million of expense related to these RSUs, with a tax benefit of $0.3 million, (September 30, 2020 - $1.5 million, with a tax benefit of $0.3 million). The fair value at vesting date of the RSUs vested during the nine months ended September 30, 2021 for the Directors was $1.6 million.

Note 30 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	September 30, 2021		September 30, 2020
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$124,370	38%	$78,594	38%
Net benefit of tax exempt interest income	(34,294)	(10)	(31,177)	(15)
Deferred tax asset valuation allowance	3,529	1	2,185	1
Difference in tax rates due to multiple jurisdictions	(9,600)	(3)	(2,584)	(1)
Effect of income subject to preferential tax rate	(5,441)	(2)	(3,095)	(2)
Unrecognized tax benefits	(5,484)	(2)	(2,163)	(1)
Adjustment due to estimate on the annual effective rate	4,001	1	(4,030)	(2)
State and local taxes	6,352	2	3,748	2
Others	109	-	(310)	-
Income tax expense	$83,542	25%	$41,168	20%

	Nine months ended
	September 30, 2021		September 30, 2020
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$360,859	38%	$149,715	38%
Net benefit of tax exempt interest income	(105,297)	(11)	(93,497)	(24)
Deferred tax asset valuation allowance	19,682	2	10,333	3
Difference in tax rates due to multiple jurisdictions	(25,429)	(3)	2,081	1
Effect of income subject to preferential tax rate	(10,175)	(1)	(7,722)	(2)
Adjustment due to estimate on the annual effective rate	(6,732)	(1)	2,821	1
Unrecognized tax benefits	(5,484)	(1)	(2,163)	(1)
State and local taxes	8,943	1	5,807	1
Others	(2,901)	-	1,518	-
Income tax expense	$233,466	24%	$68,893	17%

For the quarter and nine months ended September 30, 2021, the Corporation recorded an income tax expense of $83.5 million and $233.5 million, respectively, compared to $41.2 million and $68.9 million for the respective period of 2020. The increase in income tax expense was primarily due to higher pre-tax income resulting primarily from a lower provision for credit losses partially offset by higher net exempt interest income and higher income from the U.S. operations subject to lower statutory tax rate.

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

	September 30, 2021
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$3,718	$2,781	$6,499
Net operating loss and other carryforward available	106,024	682,305	788,329
Postretirement and pension benefits	73,189	-	73,189
Deferred loan origination fees	11,251	(3,997)	7,254
Allowance for credit losses	254,120	32,493	286,613
Accelerated depreciation	4,400	7,325	11,725
FDIC-assisted transaction	152,665	-	152,665
Intercompany deferred gains	1,458	-	1,458
Lease liability	27,670	24,757	52,427
Difference in outside basis from pass-through entities	56,358	-	56,358
Other temporary differences	40,689	8,443	49,132
Total gross deferred tax assets	731,542	754,107	1,485,649
Deferred tax liabilities:
Indefinite-lived intangibles	75,803	50,562	126,365
Unrealized net gain (loss) on trading and available-for-sale securities	35,095	5,882	40,977
Right of use assets	25,564	21,065	46,629
Other temporary differences	52,623	1,507	54,130
Total gross deferred tax liabilities	189,085	79,016	268,101
Valuation allowance	124,351	417,013	541,364
Net deferred tax asset	$418,106	$258,078	$676,184

	December 31, 2020
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$3,003	$5,269	$8,272
Net operating loss and other carryforward available	124,355	698,842	823,197
Postretirement and pension benefits	80,179	-	80,179
Deferred loan origination fees	12,079	(2,652)	9,427
Allowance for credit losses	373,010	38,606	411,616
Accelerated depreciation	3,439	5,390	8,829
FDIC-assisted transaction	152,665	-	152,665
Intercompany deferred gains	1,728	-	1,728
Lease liability	22,790	18,850	41,640
Difference in outside basis from pass-through entities	61,222	-	61,222
Other temporary differences	38,954	7,344	46,298
Total gross deferred tax assets	873,424	771,649	1,645,073
Deferred tax liabilities:
Indefinite-lived intangibles	73,305	37,745	111,050
Unrealized net gain (loss) on trading and available-for-sale securities	67,003	8,595	75,598
Right of use assets	20,708	15,510	36,218
Other temporary differences	50,247	1,169	51,416
Total gross deferred tax liabilities	211,263	63,019	274,282
Valuation allowance	112,871	407,225	520,096
Net deferred tax asset	$549,290	$301,405	$850,695

The net deferred tax asset shown in the table above at September 30, 2021 is reflected in the consolidated statements of financial condition as $0.7 billion in net deferred tax assets in the “Other assets” caption (December 31, 2020 - $0.9 billion) and $869 thousand in deferred tax liabilities in the “Other liabilities” caption (December 31, 2020 - $897 thousand), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation in their respective tax jurisdiction, Puerto Rico or the United States.

At September 30, 2021 the net deferred tax asset of the U.S. operations amounted to $675 million with a valuation allowance of approximately $417 million, for a net deferred tax asset after valuation allowance of approximately $258 million. The Corporation evaluates the realization of the deferred tax asset by taxing jurisdiction. The U.S. operation is not in a cumulative three-year loss position and had sustained profitability for the three-year period ended September 30, 2021 with strong pre-tax income for the first three quarters of 2021. This objectively verifiable positive evidence, together with the positive evidence of stable credit metrics, in combination with the length of the expiration of the NOLs are enough to overcome any negative evidence related to the COVID-19 pandemic and the uncertainty created by new variants. As of September 30, 2021, after weighting all positive and negative evidence, the Corporation concluded that it is more likely than not that approximately $258 million of the deferred tax asset from the U.S. operations, comprised mainly of net operating losses, will be realized. The Corporation based this determination on its estimated earnings available to realize the deferred tax asset for the remaining carryforward period, together with the historical level of book income adjusted by permanent differences. Management will continue to monitor and review the U.S. operation’s results and the pre-tax earnings forecast on a quarterly basis to assess the future realization of the deferred tax asset. Management will closely monitor factors, including, net income versus forecast, targeted loan growth, net interest income margin, allowance for credit losses, charge offs, NPLs inflows and NPA balances.

At September 30, 2021, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $418 million net of valuation allowance pertaining to the Holding Company operation.

The Corporation’s Puerto Rico Banking operation is not in a cumulative three-year loss position and had sustained profitability for the three-year period ended September 30, 2021. This is considered a strong piece of objectively verifiable positive evidence that outweighs any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized as of September 30, 2021.

The Holding Company operation is in a cumulative loss position, taking into account taxable income exclusive of reversing temporary differences, for the three years period ending September 30, 2021. Management expects these losses will be a trend in future years. This objectively verifiable negative evidence is considered by management a strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, the Corporation has maintained a valuation allowance on the deferred tax asset of $124 million as of September 30, 2021.

The reconciliation of unrecognized tax benefits, excluding interest, was as follows:

(In millions)	2021	2020
Balance at January 1	$14.8	$16.3
Balance at March 31	$14.8	$16.3
Balance at June 30	$14.8	$16.3
Reduction as a result of lapse of statute of limitations - July through September	(11.3)	(1.5)
Balance at September 30	$3.5	$14.8

At September 30, 2021, the total amount of accrued interest recognized in the statement of financial condition approximated $2.6 million (December 31, 2020 - $4.8 million). The total interest expense recognized at September 30, 2021 was $810 thousand, net of the reduction of $2.9 million due to the expiration of the statute of limitation (September 30, 2020 - $1.6 million) net of the reduction of $645 thousand due to the expiration of the statute of limitation). Management determined that at September 30, 2021 and

December 31, 2020 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $5.4 million at September 30, 2021 (December 31, 2020 - $10.2 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At September 30, 2021, the following years remain subject to examination in the U.S. Federal jurisdiction: 2018 and thereafter; and in the Puerto Rico jurisdiction, 2017 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $1.4 million, including interest.

Note 31 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the nine months ended September 30, 2021 and September 30, 2020 are listed in the following table:

(In thousands)	September 30, 2021	September 30, 2020
Non-cash activities:
Loans transferred to other real estate	$40,278	$16,724
Loans transferred to other property	32,748	34,351
Total loans transferred to foreclosed assets	73,026	51,075
Loans transferred to other assets	5,237	5,763
Financed sales of other real estate assets	9,641	11,401
Financed sales of other foreclosed assets	31,809	24,188
Total financed sales of foreclosed assets	41,450	35,589
Financed sale of premises and equipment	30,730	31,350
Transfers from premises and equipment to long-lived assets held-for-sale	26,242	-
Transfers from loans held-in-portfolio to loans held-for-sale	60,806	65,229
Transfers from loans held-for-sale to loans held-in-portfolio	6,710	17,640
Loans securitized into investment securities[1]	546,335	307,512
Trades receivable from brokers and counterparties	74,328	65,993
Trades payable to brokers and counterparties	13,746	1,484,410
Recognition of mortgage servicing rights on securitizations or asset transfers	9,888	6,006
Loans booked under the GNMA buy-back option	20,908	121,531
Capitalization of lease right of use asset	26,676	25,620
[1] Includes loans securitized into trading securities and subsequently sold before quarter end.

The following table provides a reconciliation of cash and due from banks, and restricted cash reported within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

(In thousands)	September 30, 2021	September 30, 2020
Cash and due from banks	$506,890	$558,996
Restricted cash and due from banks	32,083	6,206
Restricted cash in money market investments	6,406	5,946
Total cash and due from banks, and restricted cash[2]	$545,379	$571,148
[2]	Refer to Note 4 - Restrictions on cash and due from banks and certain securities for nature of restrictions.

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at September 30, 2021, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

The tables that follow present the results of operations and total assets by reportable segments:

2021
For the quarter ended September 30, 2021
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$419,166	$80,038	$2
Provision for credit losses (benefit)		(37,022)	(23,937)	-
Non-interest income		146,139	6,150	(136)
Amortization of intangibles		617	166	-
Depreciation expense		11,164	1,516	-
Other operating expenses		324,171	50,694	(136)
Income tax expense		65,357	18,139	-
Net income		$201,018	$39,610	$2
Segment assets		$63,476,269	$10,338,333	$(23,074)

For the quarter ended September 30, 2021
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$499,206	$(9,813)	$-	$489,393
Provision for credit losses (benefit)	(60,959)	(214)	-	(61,173)
Non-interest income	152,153	17,251	(146)	169,258
Amortization of intangibles	783	-	-	783
Depreciation expense	12,680	328	-	13,008
Other operating expenses	374,729	615	(967)	374,377
Income tax expense (benefit)	83,496	(279)	325	83,542
Net income	$240,630	$6,988	$496	$248,114
Segment assets	$73,791,528	$5,378,819	$(4,981,184)	$74,189,163

For the nine months ended September 30, 2021
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$1,248,689	$237,950	$5
Provision for credit losses (benefit)		(104,425)	(55,801)	-
Non-interest income		417,399	17,083	(411)
Amortization of intangibles		2,338	499	-
Depreciation expense		35,115	5,441	-
Other operating expenses		938,754	152,421	(408)
Income tax expense		187,784	46,337	-
Net income		$606,522	$106,136	$2
Segment assets		$63,476,269	$10,338,333	$(23,074)

For the nine months ended September 30, 2021
	Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.
Net interest income (expense)	$1,486,644	$(30,337)	$-	$1,456,307
Provision for credit losses (benefit)	(160,226)	(188)	-	(160,414)
Non-interest income	434,071	45,675	(2,295)	477,451
Amortization of intangibles	2,837	252	-	3,089
Depreciation expense	40,556	860	-	41,416
Other operating expenses	1,090,767	(567)	(2,824)	1,087,376
Income tax expense (benefit)	234,121	(925)	270	233,466
Net income	$712,660	$15,906	$259	$728,825
Segment assets	$73,791,528	$5,378,819	$(4,981,184)	$74,189,163

2020
For the quarter ended September 30, 2020
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$394,662	$76,481	$2
Provision for credit losses		7,288	11,770	-
Non-interest income		107,577	7,186	(138)
Amortization of intangibles		886	166	-
Depreciation expense		11,921	2,338	-
Other operating expenses		292,528	54,679	(136)
Income tax expense		35,834	5,350	-
Net income		$153,782	$9,364	$-
Segment assets		$55,388,782	$10,220,824	$(28,177)

For the quarter ended September 30, 2020
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$471,145	$(10,124)	$-	$461,021
Provision for credit losses	19,058	80	-	19,138
Non-interest income	114,625	14,230	(88)	128,767
Amortization of intangibles	1,052	24	-	1,076
Depreciation expense	14,259	259	-	14,518
Other operating expenses	347,071	(748)	(851)	345,472
Income tax expense (benefit)	41,184	(312)	296	41,168
Net income	$163,146	$4,803	$467	$168,416
Segment assets	$65,581,429	$5,201,316	$(4,872,376)	$65,910,369

For the nine months ended September 30, 2020
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$1,191,452	$222,874	$9
Provision for credit losses		180,659	90,442	-
Non-interest income		315,522	18,831	(414)
Amortization of intangibles		4,773	499	-
Depreciation expense		36,282	6,396	-
Other operating expenses		876,438	160,749	(408)
Income tax expense		69,040	666	-
Net income (loss)		$339,782	$(17,047)	$3
Segment assets		$55,388,782	$10,220,824	$(28,177)

For the nine months ended September 30, 2020
	Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.
Net interest income (expense)	$1,414,335	$(29,338)	$-	$1,384,997
Provision for credit losses	271,101	217	-	271,318
Non-interest income	333,939	35,645	(2,119)	367,465
Amortization of intangibles	5,272	73	-	5,345
Depreciation expense	42,678	741	-	43,419
Other operating expenses	1,036,779	(1,056)	(2,582)	1,033,141
Income tax expense (benefit)	69,706	(964)	151	68,893
Net income	$322,738	$7,296	$312	$330,346
Segment assets	$65,581,429	$5,201,316	$(4,872,376)	$65,910,369

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2021
For the quarter ended September 30, 2021
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$183,456	$234,477	$1,233	$-	$419,166
Provision for credit losses (benefit)	(11,948)	(25,074)	-	-	(37,022)
Non-interest income	36,662	83,531	26,335	(389)	146,139
Amortization of intangibles	54	457	106	-	617
Depreciation expense	4,881	6,124	159	-	11,164
Other operating expenses	96,414	206,257	21,911	(411)	324,171
Income tax expense	46,183	17,836	1,338	-	65,357
Net income	$84,534	$112,408	$4,054	$22	$201,018
Segment assets	$63,743,047	$30,902,005	$2,020,629	$(33,189,412)	$63,476,269

For the nine months ended September 30, 2021
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$543,807	$701,018	$3,864	$-	$1,248,689
Provision for credit losses (benefit)	(57,305)	(47,120)	-	-	(104,425)
Non-interest income	91,235	251,022	76,322	(1,180)	417,399
Amortization of intangibles	161	1,845	332	-	2,338
Depreciation expense	15,401	19,222	492	-	35,115
Other operating expenses	273,374	599,289	67,417	(1,326)	938,754
Income tax expense	132,632	51,531	3,621	-	187,784
Net income	$270,779	$327,273	$8,324	$146	$606,522
Segment assets	$63,743,047	$30,902,005	$2,020,629	$(33,189,412)	$63,476,269
2020
For the quarter ended September 30, 2020
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$164,791	$228,293	$1,578	$-	$394,662
Provision for credit losses	4,061	3,227	-	-	7,288
Non-interest income	24,804	58,955	24,194	(376)	107,577
Amortization of intangibles	50	699	137	-	886
Depreciation expense	5,179	6,569	173	-	11,921
Other operating expenses	77,906	195,624	19,389	(391)	292,528
Income tax expense	32,331	2,275	1,228	-	35,834
Net income	$70,068	$78,854	$4,845	$15	$153,782
Segment assets	$47,920,631	$29,358,230	$2,408,998	$(24,299,077)	$55,388,782

For the nine months ended September 30, 2020
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$486,050	$694,983	$10,419	$-	$1,191,452
Provision for credit losses	23,244	157,415	-	-	180,659
Non-interest income	74,771	170,205	71,459	(913)	315,522
Amortization of intangibles	148	2,911	1,714	-	4,773
Depreciation expense	15,406	20,383	493	-	36,282
Other operating expenses	226,232	587,297	63,863	(954)	876,438
Income tax expense (benefit)	82,271	(18,912)	5,681	-	69,040
Net income	$213,520	$116,094	$10,127	$41	$339,782
Segment assets	$47,920,631	$29,358,230	$2,408,998	$(24,299,077)	$55,388,782

Geographic Information

The following information presents selected financial information based on the geographic location where the Corporation conducts its business. The banking operations of BPPR are primarily based in Puerto Rico, where it has the largest retail banking franchise. BPPR also conducts banking operations in the U.S. Virgin Islands, the British Virgin Islands and New York. BPPR’s banking operations in the United States include E-loan, an online platform used to offer personal loans, co-branded credit cards offerings and an online deposit gathering platform. In the Virgin Islands, the BPPR segment offers banking products, including loans and deposits. During the quarter ended September 30, 2021, the BPPR segment generated approximately $38.1 million (2020 - $41.7 million) in revenues from its operations in the United States, including net interest income, service charges on deposit accounts and other service fees. In addition, the BPPR segment generated $34.7 million in revenues (2020 - $33.5 million) from its operations in the U.S. and British Virgin Islands. At September 30, 2021, total assets for the BPPR segment related to its operations in the United States amounted to $565 million (2020 - $579 million).

Geographic Information
	Quarter ended		Nine months ended
(In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:[1]
Puerto Rico	$542,178	$476,863	$1,590,030	$1,418,243
United States	97,331	95,145	288,619	279,246
Other	19,142	17,780	55,109	54,973
Total consolidated revenues	$658,651	$589,788	$1,933,758	$1,752,462
[1]

Total revenues include net interest income, service charges on deposit accounts, other service fees, mortgage banking activities, net gain on sale of debt securities, net (loss) gain, including impairment on equity securities, net profit (loss) on trading account debt securities, net (loss) gain on sale of loans, including valuation adjustment on loans held-for-sale, adjustments (expense) to indemnity reserves on loans sold, and other operating income.

Selected Balance Sheet Information:
(In thousands)	September 30, 2021	December 31, 2020
Puerto Rico
Total assets	$62,401,086	$54,143,954
Loans	20,097,055	20,413,112
Deposits	56,247,551	47,586,880
United States
Total assets	$10,900,069	$10,878,030
Loans	8,211,160	8,396,983
Deposits	7,836,138	7,672,549
Other
Total assets	$888,008	$904,016
Loans	638,470	674,556
Deposits[1]	1,929,872	1,606,911
[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 33 ─ Subsequent events

Acquisition of K2 Capital Group LLC

On October 15, 2021, Popular Equipment Finance, LLC (“PEF”), a newly-formed wholly-owned subsidiary of Popular Bank, completed the acquisition of certain assets and the assumption of certain liabilities of Minnesota-based K2 Capital Group LLC’s (“K2”) equipment leasing and financing business (the “Acquired Business”). PEF made a payment to K2 at closing of approximately $159 million in cash, representing a premium of approximately $40 million over the book value of K2’s net assets. An additional approximately $29 million in earnout payments could be payable to K2 over the next three years, contingent upon the achievement of certain agreed-upon financial targets during such period.

Specializing in the healthcare industry, the Acquired Business provides a variety of lease products, including operating and capital leases, and also offers private label vendor finance programs to equipment manufacturers and healthcare organizations. The acquisition provides PB with a national equipment leasing platform that complements its existing healthcare lending business.

As part of the transaction, PEF acquired approximately $119 million in net assets that consisted mainly of capital leases. All of K2’s former employees, including its management team, became PEF employees at the closing of the transaction. The transaction will be accounted for as a business combination and will be subject to purchase accounting adjustments as the Corporation completes its fair value estimates and the corresponding accounting.

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

The Corporation has several investments which it accounts for under the equity method. As of September 30, 2021, the Corporation had a 16.19% interest in EVERTEC, Inc. (“EVERTEC”), whose operating subsidiaries provide transaction processing services throughout the Caribbean and Latin America, and service many of the Corporation’s systems infrastructure and transaction processing businesses. During the quarter and nine months ended September 30, 2021, the Corporation recorded $6.3 million and $20.4 million, respectively, in earnings from its investment in EVERTEC, which had a carrying amount of $105 million as of the end of the quarter. Also, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter and nine months ended September 30, 2021, the Corporation recorded $7.8 million and $20.4 million, respectively, in earnings from its investment in BHD León, which had a carrying amount of $172 million, as of the end of the quarter.

SIGNIFICANT EVENTS

Capital Actions

Accelerated Share Repurchase

On September 9, 2021, the Corporation completed its previously announced accelerated share repurchase program for the repurchase of an aggregate $350 million of Popular’s common stock. Under the terms of the accelerated share repurchase agreement (the “ASR Agreement”), on May 4, 2021, the Corporation made an initial payment of $350 million and received an initial delivery of 3,785,831 shares of Popular’s Common Stock (the “Initial Shares”). The transaction was accounted for as a treasury stock transaction. As a result of the receipt of the Initial Shares, the Corporation recognized in shareholders’ equity approximately $280 million in treasury stock and $70 million as a reduction in capital surplus. Upon the final settlement of the ASR Agreement, the Corporation received an additional 828,965 shares and recognized $61 million as treasury stock with a corresponding increase in its capital surplus account. The Corporation repurchased a total of 4,614,796 shares at an average purchase price of $75.84 under the ASR Agreement.

Redemption of Trust Preferred Securities

On November 1, 2021, the Corporation redeemed all outstanding 6.70% Cumulative Monthly Income Trust Preferred Securities (the “Capital Securities”) issued by the Popular Capital Trust I (the “Trust”) (liquidation amount of $25 per security and amounting to $186,663,800 (or $181,063,250 after excluding the Corporation’s participation in the Trust of $5,600,550) in the aggregate). The redemption price for the Capital Securities was equal to $25 per security plus accrued and unpaid distributions up to and excluding the redemption date in the amount of $0.139583 per security, for a total payment per security in the amount of $25.139583. Upon redemption, Popular delisted the Capital Securities of the Popular Capital Trust I (NASDAQ: BPOPN) from the Nasdaq Global Select Market.

Acquisition of K2 Capital Group LLC

On October 15, 2021, Popular Equipment Finance, LLC (“PEF”), a newly-formed wholly-owned subsidiary of PB, completed the acquisition of certain assets and the assumption of certain liabilities of Minnesota-based K2 Capital Group LLC’s (“K2”) equipment leasing and financing business (the “Acquired Business”). PEF made a payment to K2 at closing of approximately $159 million in cash, representing a premium of approximately $40 million over the book value of K2’s net assets. An additional approximately $29 million in earnout payments could be payable to K2 over the next three years, contingent upon the achievement of certain agreed-upon financial targets during such period.

Specializing in the healthcare industry, the Acquired Business provides a variety of lease products, including operating and capital leases, and also offers private label vendor finance programs to equipment manufacturers and healthcare organizations. The acquisition provides PB with a national equipment leasing platform that complements its existing healthcare lending business.

As part of the transaction, PEF acquired approximately $119 million in net assets that consisted mainly of capital leases. All of K2’s former employees, including its management team, became PEF employees at the closing of the transaction. The transaction will be accounted for as a business combination.

OVERVIEW

Table 1 provides selected financial data and performance indicators for the quarters and nine-month periods ended September 30, 2021 and 2020.

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

Net interest income on a taxable equivalent basis is a non-GAAP financial measure. Management believes that this presentation provides meaningful information since it facilitates the comparison of revenues arising from taxable and tax-exempt sources. Net interest income on a taxable equivalent basis is presented with its different components in Tables 2 and 3, along with the reconciliation to net interest income (GAAP), for the quarter and nine-month periods ended September 30, 2021 as compared with the same periods in 2020, segregated by major categories of interest earning assets and interest-bearing liabilities.

Non-GAAP financial measures used by the Corporation may not be comparable to similarly named Non-GAAP financial measures used by other companies.

Financial highlights for the quarter ended September 30, 2021

• For the quarter ended September 30, 2021, the Corporation recorded net income of $ 248.1 million, compared to net income of $ 168.4 million for the same quarter of the previous year. Net interest margin for the third quarter of 2021 was 2.77%, a decrease of 29 basis points when compared to 3.06% for the same quarter of the previous year, mainly due to earning asset mix driven by higher money market and investment securities which carry a low yield, and the low interest rate environment, partially offset by higher interest and fees from loans under the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), and lower cost of deposits. On a taxable equivalent basis, the net interest margin was of 3.04%, compared to 3.37% for the same quarter of the previous year. The Corporation recorded a release of $61.2 million on its reserve for credit losses, a decrease of $80.3 million when compared to the same quarter of 2020, reflecting changes to the economic outlook, qualitative reserves, and portfolio credit quality. Non-interest income was higher by $40.5 million mostly due to lower unfavorable fair value adjustments on mortgage servicing rights (“MSRs”); the gains from the sale and partial leaseback of two corporate office buildings; higher net earnings from the combined portfolio of investments under the equity method; and higher other service fees due to higher credit and debit card fees in part due to the business disruptions and the waiver of service charges and late fees related to the COVID-19 pandemic during 2020. Operating expenses were higher by $27.1 million principally due to higher personnel costs, mostly related to incentive compensation, and higher professional fees.

• Total assets at September 30, 2021 amounted to $74.2 billion, compared to $65.9 billion, at December 31, 2020. The increase was mainly due to higher money market investments and debt securities available-for-sale.

• Total deposits at September 30, 2021 increased by $9.1 billion when compared to deposits at December 31, 2020, reflecting growth across various sectors at BPPR, mainly in the Puerto Rico public sector.

• At September 30, 2021, the Corporation’s tangible book value per common share was $66.01.

• Capital ratios continued to be strong. As of September 30, 2021, the Corporation’s common equity tier 1 capital ratio was 17.36%, the tier 1 leverage ratio was 7.38%, and the total capital ratio was 19.90%. Refer to Table 8 for capital ratios.

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

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 1 - Financial Highlights

Financial Condition Highlights
	Ending balances at			Average for the nine months ended
(In thousands)	September 30, 2021	December 31, 2020	Variance	September 30, 2021	September 30, 2020	Variance
Money market investments	$17,526,238	$11,640,880	$5,885,358	$15,364,275	$7,628,941	$7,735,334
Investment securities	24,697,876	21,864,184	2,833,692	22,386,777	18,868,073	3,518,704
Loans	28,946,685	29,484,651	(537,966)	29,120,107	28,077,906	1,042,201
Earning assets	71,170,799	62,989,715	8,181,084	66,871,159	54,574,920	12,296,239
Total assets	74,189,163	65,926,000	8,263,163	69,938,785	57,776,191	12,162,594
Deposits	66,013,561	56,866,340	9,147,221	61,864,897	49,875,563	11,989,334
Borrowings	1,263,413	1,346,284	(82,871)	1,314,592	1,340,437	(25,845)
Stockholders’ equity	5,982,971	6,028,687	(45,716)	5,715,792	5,379,472	336,320

Operating Highlights	Quarters ended September 30,			Nine months ended September 30,
(In thousands, except per share information)	2021	2020	Variance	2021	2020	Variance
Net interest income	$489,393	$461,021	$28,372	$1,456,307	$1,384,997	$71,310
Provision for credit losses (benefit)	(61,173)	19,138	(80,311)	(160,414)	271,318	(431,732)
Non-interest income	169,258	128,767	40,491	477,451	367,465	109,986
Operating expenses	388,168	361,066	27,102	1,131,881	1,081,905	49,976
Income before income tax	331,656	209,584	122,072	962,291	399,239	563,052
Income tax expense	83,542	41,168	42,374	233,466	68,893	164,573
Net income	$248,114	$168,416	$79,698	$728,825	$330,346	$398,479
Net income applicable to common stock	$247,761	$168,064	$79,697	$727,766	$328,941	$398,825
Net income per common share – basic	$3.09	$2.01	$1.08	$8.89	$3.80	$5.09
Net income per common share – diluted	$3.09	$2.00	$1.09	$8.87	$3.80	$5.07
Dividends declared per common share	$0.45	$0.40	$0.05	$1.30	$1.20	$0.10

		Quarters ended September 30,		Nine months ended September 30,
Selected Statistical Information		2021	2020		2021	2020
Common Stock Data
End market price		$77.67	36.27		$77.67	36.27
Book value per common share at period end		74.66	69.94		74.66	69.94
Profitability Ratios
Return on assets		1.34%	1.06%		1.39%	0.76%
Return on common equity		17.10	12.46		17.09	8.21
Net interest spread		2.69	2.93		2.82	3.23
Net interest spread (taxable equivalent) - Non-GAAP		2.96	3.24		3.13	3.56
Net interest margin		2.77	3.06		2.92	3.39
Net interest margin (taxable equivalent) - Non-GAAP		3.04	3.37		3.23	3.72
Capitalization Ratios
Average equity to average assets		7.87%	8.53%		8.17%	9.31%
Common equity Tier 1 capital		17.36	15.93		17.36	15.93
Tier I capital		17.43	16.01		17.43	16.01
Total capital		19.90	18.49		19.90	18.49
Tier 1 leverage		7.38	7.80		7.38	7.80

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

OPERATING RESULTS ANALYSIS

NET INTEREST INCOME

Net interest income for the third quarter of 2021 was $489.4 million, an increase of $28.4 million when compared to $461.0 million for the same quarter of 2020. Taxable equivalent net interest income was $536.3 million for the third quarter of 2021 compared to $506.8 million in the third quarter of 2020, an increase of $29.5 million.

Net interest margin for the third quarter of 2021 was 2.77%, a decrease of 29 basis points when compared to 3.06% for the same quarter of the previous year. The decrease in the net interest margin is due to earning assets mix, a higher proportion of money market and investment securities resulting from a higher volume of deposits in the quarter, partially offset by higher loan fees related to loans issued under the SBA PPP and a lower cost of deposits. The net interest margin, on a taxable equivalent basis, for the third quarter of 2021 was 3.04%, a decrease of 33 basis points when compared to 3.37% for the same quarter of 2020. The detailed variances of the increase in net interest income are described below:

Positive variances:

• Higher interest income from money market investments due to both a higher volume and a higher interest rate received on excess reserves at the Federal Reserve by 5 basis points, effective in mid-June,2021. Also, higher trading and investment securities mainly driven by a higher volume of mortgage-backed securities and higher yields from U.S. Treasury Notes due to renewal of maturities at longer terms. These larger balances resulted from an increase in deposits in most categories;

• Higher interest income from commercial loans driven by interest and fees from PPP loans which increased $11.7 million when compared to the third quarter of 2020, partially offset by lower volume upon the SBA forgiveness of PPP loans. The average balance and yield of PPP loans in the third quarter of 2021 was $852.4 million and 10.10%, respectively, compared to $1.4 billion and 2.88% in the same quarter of 2020;

• The auto and lease financing portfolios increased by $561.2 million or 14% driven by increased demand for automobiles in the quarters after the COVID-19 related lockdown and higher household liquidity resulting from COVID-19 relief federal assistances;

• Mortgage loans increased 8% when compared to the same quarter in 2020, driven by the $807.6 million bulk loan repurchases from our GSE loan servicing portfolios that occurred at the end of September 2020, partially offset by lower yields also related to the lower rate of the repurchased portfolio; and

• Lower interest expense on deposits due to the decrease in interest cost by 14 basis points resulting from the decrease in market rates in March 2020 and the subsequent effect on these liabilities. In the U.S. the cost of interest-bearing deposits decreased 42 basis points when compared to the same quarter in 2020 and in P.R. the decrease was 7 basis points. The impact from lower rates was partially offset by higher average balance of interest-bearing deposits by $8.2 billon when compared with the same quarter in 2020.

Partially offset by:

• Lower interest income from consumer loans due to lower average volume both on the installment loan and credit card portfolios.

Interest income for the quarter ended September 30, 2021, included the amortization of deferred loan fees, prepayment penalties, late fees and the amortization of premium/discounts, including the amortization of the discount of PCD loans, amounted to $27.0 million compared to $13.7 million reported in the same quarter of 2020. The increase in this amortization is related to higher amortized fees resulting mainly from the SBA forgiveness of PPP loans of $19.9 million compared to $6.7 million in the third quarter of 2020, partially offset by a lower amortization of the fair value discount of auto and credit card portfolios acquired in previous years.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis (Non-GAAP)
Quarter ended September 30,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2021	2020	Variance	2021	2020	Variance		2021	2020	Variance	Rate	Volume
(In millions)							(In thousands)
$18,041	$10,853	$7,188	0.15%	0.10%	0.05%	Money market investments	$6,914	$2,773	$4,141	$1,781	$2,360
23,154	20,405	2,749	2.10	2.22	(0.12)	Investment securities [1]	121,857	113,603	8,254	(6,872)	15,126
84	79	5	4.97	5.44	(0.47)	Trading securities	1,051	1,079	(28)	(94)	66
						Total money market,
						investment and trading
41,279	31,337	9,942	1.25	1.49	(0.24)	securities	129,822	117,455	12,367	(5,185)	17,552
						Loans:
13,265	13,669	(404)	5.36	4.95	0.41	Commercial	179,204	170,124	9,080	14,215	(5,135)
854	930	(76)	5.40	5.67	(0.27)	Construction	11,621	13,251	(1,630)	(583)	(1,047)
1,317	1,122	195	5.99	6.08	(0.09)	Leasing	19,737	17,069	2,668	(253)	2,921
7,652	7,094	558	5.11	5.40	(0.29)	Mortgage	97,806	95,770	2,036	(5,258)	7,294
2,435	2,722	(287)	11.28	11.21	0.07	Consumer	67,749	76,696	(8,947)	(1,178)	(7,769)
3,372	3,006	366	8.37	9.08	(0.71)	Auto	71,171	68,604	2,567	(5,409)	7,976
28,895	28,543	352	6.15	6.16	(0.01)	Total loans	447,288	441,514	5,774	1,534	4,240
$70,174	$59,880	$10,294	3.27%	3.72%	(0.45)%	Total earning assets	$577,110	$558,969	$18,141	$(3,651)	$21,792
						Interest bearing deposits:
$27,773	$21,225	$6,548	0.11%	0.17%	(0.06)%	NOW and money market [2]	$7,935	$9,063	$(1,128)	$(4,170)	$3,042
15,621	13,103	2,518	0.16	0.25	(0.09)	Savings	6,353	8,328	(1,975)	(3,613)	1,638
6,957	7,810	(853)	0.73	1.03	(0.30)	Time deposits	12,741	20,164	(7,423)	(4,975)	(2,448)
50,351	42,138	8,213	0.21	0.35	(0.14)	Total interest bearing deposits	27,029	37,555	(10,526)	(12,758)	2,232
87	138	(51)	0.25	1.19	(0.94)	Short-term borrowings	54	416	(362)	(260)	(102)
						Other medium and
1,197	1,220	(23)	4.57	4.67	(0.10)	long-term debt	13,686	14,209	(523)	(375)	(148)
						Total interest bearing
51,635	43,496	8,139	0.31	0.48	(0.17)	liabilities	40,769	52,180	(11,411)	(13,393)	1,982
14,955	12,806	2,149				Demand deposits
3,584	3,578	6				Other sources of funds
$70,174	$59,880	$10,294	0.23%	0.35%	(0.12)%	Total source of funds	40,769	52,180	(11,411)	(13,393)	1,982
						Net interest margin/
			3.04%	3.37%	(0.33)%	income on a taxable equivalent basis (Non-GAAP)	536,341	506,789	29,552	$9,742	$19,810
			2.96%	3.24%	(0.28)%	Net interest spread
						Taxable equivalent adjustment	46,947	45,769	1,178
						Net interest margin/ income
			2.77%	3.06%	(0.29)%	non-taxable equivalent basis (GAAP)	$489,394	$461,020	$28,374
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

Net interest income for the nine-month period ended September 30, 2021 was $1.5 billion, or $71.3 million higher than the same period in 2020. Taxable equivalent net interest income was $1.6 billion for the nine months ended September 30, 2021, or $90.7 million higher than the same period in 2020. Net interest margin was 2.92%, a decrease of 47 basis points when compared to 3.39% in 2020. The decrease in net interest margin is mainly driven by earning assets mix with a higher volume of money market and investment securities, which resulted in higher interest income but contributed negatively to the decrease in net interest margin due to the low rate of these assets and the low interest rate environment. Net interest margin, on a taxable equivalent basis, for the nine months ended September 30, 2021, was 3.23%, a decrease of 49 basis points when compared to the 3.72% for the same period of 2020. The drivers of the variances in net interest income for the nine-month period are:

Positive variances:

• Higher interest income from money market, trading and investment securities. Part of the liquidity resulting from the increase in deposits has been used to acquire tax exempt investment securities in P.R.

• Higher interest income from commercial loans driven by interest and fees from PPP loans.

• Higher interest income from the auto and lease financing portfolios due to the increase in volume of $473.4 million or 12%.

• Mortgage loans increased 10% when compared to the same period in 2020, driven by the $807.6 million bulk loan repurchases from our GSE loan servicing portfolios that occurred at the end of September 2020, partially offset by lower yields also related to the lower rate of the repurchased portfolio.

• Lower interest expense on deposits due to lower interest cost resulting from the decrease in market rates and the subsequent effect on these liabilities, partially offset by higher average balance of deposits.

Negative variances:

• Lower interest income from consumer loans driven by lower volume of credit cards and personal loans.

Net interest income for the nine months ended September 30, 2021, included the amortization of deferred loan fees, prepayment penalties, late fees and the amortization of premium/discounts, including the amortization of the discount of PCD loans, amounted to $69.7 million, compared to $39.3 million in the same period of 2020. The increase in loan fee income was driven by PPP loan fees, which amounted to $50.8 million for the nine-month periods ended September 30, 2021 versus $18.9 million in the nine-month period ended September 30, 2020.

Table 3 - Analysis of Levels & Yields on a Taxable Equivalent Basis from Continuing Operations (Non-GAAP)
Nine months ended September 30,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2021	2020	Variance	2021	2020	Variance		2021	2020	Variance	Rate	Volume
(In millions)							(In thousands)
$15,364	$7,629	$7,735	0.12%	0.29%	(0.17)%	Money market investments	$14,300	$16,789	$(2,489)	$(13,259)	$10,770
22,302	18,804	3,498	2.29	2.45	(0.16)	Investment securities [1]	382,280	344,926	37,354	(26,880)	64,234
85	64	21	5.06	6.20	(1.14)	Trading securities	3,218	2,960	258	(619)	877
						Total money market,
						investment and trading
37,751	26,497	11,254	1.42	1.84	(0.42)	securities	399,798	364,675	35,123	(40,758)	75,881
						Loans:
13,475	13,122	353	5.32	5.31	0.01	Commercial	535,126	522,126	13,000	(1,048)	14,048
874	909	(35)	5.39	5.83	(0.44)	Construction	35,125	39,649	(4,524)	(3,054)	(1,470)
1,265	1,092	173	6.01	6.04	(0.03)	Leasing	57,055	49,480	7,575	(228)	7,803
7,761	7,054	707	5.08	5.32	(0.24)	Mortgage	295,598	281,191	14,407	(12,928)	27,335
2,460	2,916	(456)	11.24	11.40	(0.16)	Consumer	206,896	248,912	(42,016)	(3,997)	(38,019)
3,285	2,985	300	8.55	9.06	(0.51)	Auto	209,460	202,372	7,088	(12,551)	19,639
29,120	28,078	1,042	6.16	6.39	(0.23)	Total loans	1,339,260	1,343,730	(4,470)	(33,806)	29,336
$66,871	$54,575	$12,296	3.48%	4.18%	(0.70)%	Total earning assets	$1,739,058	$1,708,405	$30,653	$(74,564)	$105,217
						Interest bearing deposits:
$25,201	$18,956	$6,245	0.13%	0.32%	(0.19)%	NOW and money market [2]	$24,169	$45,909	$(21,740)	$(33,877)	$12,137
15,128	11,899	3,229	0.18	0.34	(0.16)	Savings	20,289	30,239	(9,950)	(17,340)	7,390
7,108	8,076	(968)	0.77	1.10	(0.33)	Time deposits	40,832	66,287	(25,455)	(17,281)	(8,174)
47,437	38,931	8,506	0.24	0.49	(0.25)	Total interest bearing deposits	85,290	142,435	(57,145)	(68,498)	11,353
92	178	(86)	0.38	1.58	(1.20)	Short-term borrowings	259	2,109	(1,850)	(1,182)	(668)
						Other medium and
1,222	1,162	60	4.54	4.89	(0.35)	long-term debt	41,518	42,587	(1,069)	(2,816)	1,747
						Total interest bearing
48,751	40,271	8,480	0.35	0.62	(0.27)	liabilities	127,067	187,131	(60,064)	(72,496)	12,432
14,428	10,945	3,483				Demand deposits
3,692	3,359	333				Other sources of funds
$66,871	$54,575	$12,296	0.25%	0.46%	(0.21)%	Total source of funds	127,067	187,131	(60,064)	(72,496)	12,432
			3.23%	3.72%	(0.49)%	Net interest margin/ income on a taxable equivalent basis (Non-GAAP)	1,611,991	1,521,274	90,717	$(2,068)	$92,785
			3.13%	3.56%	(0.43)%	Net interest spread
						Taxable equivalent adjustment	155,684	136,278	19,406
			2.92%	3.39%	(0.47)%	Net interest margin/ income non-taxable equivalent basis (GAAP)	$1,456,307	$1,384,996	$71,311
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

Provision for Credit Losses - Loans Held-in-Portfolio and Unfunded Commitments

For the quarter ended September 30, 2021, the Corporation recorded a release of $60.2 million for its reserve for credit losses related to loans held-in-portfolio and unfunded commitments. The reserve release related to the loans-held-in-portfolio for the quarter ended September 30, 2021 was $58.6 million, compared to a provision expense of $19.5 million for the quarter ended September 30, 2020. The decrease reflects the improvements in credit quality, changes in the macroeconomic outlook, and changes in qualitative reserves. The reserve release related to unfunded commitments for the third quarter of 2021 was $1.5 million, compared to a provision expense of $6.6 million for the same period of 2020.

For the quarter ended September 30, 2021, the Corporation recorded a reserve release for the BPPR segment of $36.0 million, compared to a provision expense of $7.7 million for the quarter ended September 30, 2020, a decrease of $43.7 million. The Popular U.S. segment recorded a reserve release of $22.7 million for the quarter ended September 30, 2021, a decrease of $34.5 million, compared to a provision expense of $11.8 million for the same quarter in 2020.

For the nine-month period ended September 30, 2021, the Corporation recorded a release of $159.4 million for its reserve for credit losses related to loans held-in-portfolio and unfunded commitments. The reserve release related to the loans-held-in-portfolio for the nine-month period ended September 30, 2021 was $151.9 million, compared to a provision expense of $271.6 million for the nine month period ended September 30, 2020. The decrease reflects the improvements in credit quality, changes in the macroeconomic outlook, and changes in qualitative reserves. The provision for unfunded commitments for the nine-month period of 2021 reflected a benefit of $7.4 million, compared to a provision expense of $10.0 million for the same period of 2020.

The reserve release related to loans held-in-portfolio for the BPPR segment was $98.5 million for the nine-month period ended September 30, 2021, compared to a provision expense of $181.1 million for the nine-month period ended September 30, 2020, a decrease of $279.6 million. The reserve release related to loans held-in-portfolio for the Popular U.S. segment was $53.5 million for the nine-month period ended September 30, 2021, a decrease of $143.9 million, compared to a provision expense of $90.4 million for the same period in 2020.

At September 30, 2021, the total allowance for credit losses for loans held-in-portfolio amounted to $718.6 million, compared to $896.3 million as of December 31, 2020. The ratio of the allowance for credit losses to loans held-in-portfolio was 2.49% at September 30, 2021, compared to 3.05% at December 31, 2020. Refer to Note 8 to the Consolidated Financial Statements, for additional information on the Corporation’s methodology to estimate its allowance for credit losses (“ACL”). Refer to the Credit Risk section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for credit losses and selected loan losses statistics.

Provision for Credit Losses – Investment Securities

The Corporation’s provision for credit losses related to its investment securities held-to-maturity is related to the portfolio of obligations from the Government of Puerto Rico, states and political subdivisions. For the quarter and nine-month period ended September 30, 2021, the Corporation recorded a reserve release of $1.0 million for each period, compared to a benefit of $0.3 million and $0.2 million, respectively, for the quarter and nine-month period ended September 30, 2020. At September 30, 2021, the total allowance for credit losses for this portfolio amounted to $9.2 million, compared to $10.3 million as of December 31, 2020. Refer to Note 8 for additional information on the ACL for this portfolio.

Non-Interest Income

Non-interest income amounted to $169.3 million for the quarter ended September 30, 2021, compared to $128.8 million for the same quarter of the previous year. The increase in non-interest income by $40.5 million was primarily driven by:

• higher service charges on deposit accounts by $4.5 million principally due to higher fees on transactional cash management services at BPPR in part due to the business disruptions and the waiver of fees related to the COVID-19 pandemic during 2020;

• higher other service fees by $10.6 million, principally at the BPPR segment, due to higher credit and debit card fees by $7.4 million mainly in interchange income resulting from higher transactional volumes in part due to the business disruptions and the waiver of service charges and late fees related to the COVID-19 pandemic during 2020;

• higher income from mortgage banking activities by $17.8 million mainly due to lower unfavorable fair value adjustments on mortgage servicing rights (“MSRs”) by $14.5 million, of which $8.8 million was related to the bulk loan repurchases from the Corporation’s GNMA, FNMA and FHLMC loan servicing portfolio during the third quarter of 2020; $10.5 million in interest advanced losses related to the loans repurchased in bulk from GNMA during 2020; partially offset by lower gains on securitization transactions by $3.8 million and lower mortgage servicing fees by $3.6 million mostly due to the collection of fees in arrears at the time of the previously mentioned bulk loan repurchase in 2020;

• a favorable variance in net (loss) gain on sale of loans, including valuation adjustments, of $2.2 million mainly due to a $2.0 million negative valuation adjustment recognized during the third quarter of 2020 on the held-for-sale taxi medallion portfolio at PB; and

• higher other operating income by $13.1 million mostly due to a gain of $7.0 million recognized by BPPR as a result of the sale and partial leaseback of two corporate office buildings and higher net earnings from the combined portfolio of investments under the equity method by $4.7 million;

partially offset by:

• an unfavorable variance in net (loss) gain on equity securities of $5.6 million mainly related to a $4.1 million gain on sale of certain equity securities at PB during the third quarter of 2020; and

• an unfavorable variance in adjustments to indemnity reserves of $2.1 million mainly due to a $5.1 million recourse reserve release during the third quarter of 2020 related to the bulk loan repurchase from FNMA and FHLMC.

Non-interest income amounted to $477.5 million for the nine months ended September 30, 2021, compared to $367.5 million for the same period of the previous year. Non-interest income increased by $110.0 million primarily driven by:

• higher service charges on deposit accounts by $12.4 million principally due to higher fees on transactional cash management services at BPPR in part due to the business disruptions and the waiver of fees related to the COVID-19 pandemic during 2020;

• higher other service fees by $40.7 million, principally at the BPPR segment, due to higher credit and debit card fees by $34.6 million mainly in interchange income resulting from higher transactional volumes in part due to the business disruptions and the waiver of service charges and late fees related to the COVID-19 pandemic during 2020;

• higher income from mortgage banking activities by $32.4 million mainly due to lower unfavorable fair value adjustments on MSRs by $21.7 million and $10.5 million in interest advanced losses recognized as a result of the previously mentioned bulk GNMA repurchase during 2020; and

• higher other operating income by $24.6 million principally due to higher net earnings from the combined portfolio of investments under the equity method by $11.6 million, the previously mentioned $7.0 million gain on sale of two corporate office buildings, and higher daily auto rental revenues by $3.2 million.

Operating Expenses

Operating expenses amounted to $388.2 million for the quarter ended September 30, 2021, an increase of $27.1 million when compared with the same quarter of 2020, driven primarily by:

• Higher personnel cost by $21.7 million mainly due to higher incentives related to the profit-sharing plan which is tied to the Corporation’s financial performance by $7.2 million and higher commission, incentive and other bonuses by $8.0 million;

• Higher professional fees by $8.2 million due higher programming, processing and other technology services by $4.3 million mainly due to higher volume of transactions and higher advisory expense by $4.2 million related to corporate initiatives; and

• Higher business promotions by $3.5 million due to higher advertising and sponsorship expense by $2.1 million and higher customer reward program expense in our credit card business by $1.1 million.

These increases were partially offset by:

• Lower other operating expenses by $4.9 million mainly due to provision for unfunded commitments by $6.6 million which is included within the provision for credit losses caption for 2021 and lower operational losses by $1.7 million; partially offset by lower gain on sale of repossessed auto units by $1.7 million and higher credit and debit card processing expenses by $1.2 million due to higher transactional volumes.

Operating expenses amounted to $1.1 billion for the nine months ended September 30, 2021, an increase of $50.0 million when compared with the same period of 2020, driven primarily by:

• Higher personnel cost by $49.4 million mainly due to due to higher incentives related to the profit-sharing plan by $21.9 million and higher commission and incentive by $26.3 million due to performance metrics and salary increases; higher fringe benefits expense, mainly medical insurance by $6.4 million; partially offset by higher deferred salaries as a result of higher loan originations during 2021;

• Higher professional fees by $15.7 million primarily due to higher processing services due to higher volume of transactions; and

• Higher business promotions by $6.0 million due to higher customer reward program expense in our credit card business and higher advertising expense.

These increases were partially offset by:

• Lower OREO expenses by $11.1 million due to higher gain on sale on mortgage, commercial and construction properties by $8.4 million; and

• Lower other operating expenses by $11.5 million mainly due to lower pension plan cost by $7.5 million due to annual changes in actuarial assumptions, provision for unfunded commitments by $10.0 million which is included within the provision for credit losses caption for 2021; partially offset by higher credit and debit card processing expenses by $4.4 million due to higher transactional volumes and lower gain on sale of repossessed auto units by $2.2 million.

Table 4 - Operating Expenses
	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2021	2020	Variance	2021	2020	Variance
Personnel costs:
Salaries	$95,185	$91,891	$3,294	$274,814	$278,116	$(3,302)
Commissions, incentives and other bonuses	25,892	17,849	8,043	85,484	59,183	26,301
Pension, postretirement and medical insurance	13,893	10,639	3,254	38,106	31,669	6,437
Other personnel costs, including payroll taxes	22,677	15,562	7,115	72,926	52,970	19,956
Total personnel costs	157,647	135,941	21,706	471,330	421,938	49,392
Net occupancy expenses	24,896	25,907	(1,011)	75,471	76,552	(1,081)
Equipment expenses	22,537	24,088	(1,551)	66,917	66,537	380
Other taxes	14,459	13,918	541	41,623	40,922	701
Professional fees:
Collections, appraisals and other credit related fees	3,166	2,862	304	9,972	9,640	332
Programming, processing and other technology services	69,221	64,876	4,345	202,739	187,082	15,657
Legal fees, excluding collections	2,535	2,707	(172)	7,267	7,877	(610)
Other professional fees	29,787	26,029	3,758	85,832	85,493	339
Total professional fees	104,709	96,474	8,235	305,810	290,092	15,718
Communications	6,133	5,694	439	18,971	17,222	1,749
Business promotion	18,116	14,664	3,452	47,148	41,142	6,006
FDIC deposit insurance	7,181	6,568	613	18,891	16,988	1,903
Other real estate owned (OREO) (income) expenses	(1,722)	(1,615)	(107)	(10,554)	520	(11,074)
Other operating expenses:
Credit and debit card processing, volume and interchange and other expenses	12,960	11,744	1,216	36,331	31,899	4,432
Operational losses	7,147	8,837	(1,690)	21,571	21,339	232
All other	13,322	17,770	(4,448)	35,283	51,409	(16,126)
Total other operating expenses	33,429	38,351	(4,922)	93,185	104,647	(11,462)
Amortization of intangibles	783	1,076	(293)	3,089	5,345	(2,256)
Total operating expenses	$388,168	$361,066	$27,102	$1,131,881	$1,081,905	$49,976

INCOME TAXES

For the quarter and nine months ended September 30, 2021, the Corporation recorded an income tax expense of $83.5 million and $233.5 million with an effective tax rate (“ETR”) of 25% and 24%, respectively, compared to $41.2 million and $68.9 million with an ETR of 20% and 17% for the respective period of 2020. The increase in income tax expense was primarily due to higher pre-tax income resulting primarily from a lower provision for credit losses partially offset by higher net exempt interest income and higher income from the U.S. operations subject to lower statutory tax rate.

At September 30, 2021, the Corporation had a net deferred tax asset amounting to $0.7 billion, net of a valuation allowance of $0.5 billion. The net deferred tax asset related to the U.S. operations was $0.3 billion, net of a valuation allowance of $0.4 billion.

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

The Corporate group reported a net income of $7.0 million for the quarter ended September 30, 2021, compared with a net income of $4.8 million for the same quarter of the previous year. The increase in net income was mainly attributed to higher income from the portfolio of equity method investments, partially offset by higher operating expenses, mainly personnel costs. For the nine months ended September 30, 2021 the Corporate group reported a net income of $15.9 million, an increase of $8.6 million compared to a net income of $7.3 million for the same period of the previous year mainly due to higher income from the portfolio of equity method investments.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $201.0 million for the quarter ended September 30, 2021, compared with net income of $153.8 million for the same quarter of the previous year. The increase in net income was principally driven by the benefit of $37.0 million in the reserve for credit losses and unfunded commitments recorded in the quarter ended September 30, 2021, compared to a provision expense of $7.3 million for the same quarter of the previous year. The additional factors that contributed to the variance in the financial results include the following:

• Higher net interest income by $24.5 million mainly due to:

• higher interest income from money market and investment securities by $15.2 million largely due to higher average balance of money market investments and mortgage-backed securities available-for-sale funded from the increase in deposit balances and higher yields from U.S. Treasury securities, offset by lower yields on mortgage-backed securities;

• higher interest income from loans by $6.1 million mainly from commercial loans due to higher interest and fees from PPP loans and higher average balance in the mortgage and auto loans portfolio, partially offset by lower average balance in personal and credit card loans portfolio; and

• lower interest expense on deposits by $2.9 million mainly due to lower costs, partially offset by higher average balance of deposits.

The net interest margin for the quarter ended September 30, 2021 was 2.75% compared to 3.13% for the same quarter in the previous year. The decrease in net interest margin is driven by earnings assets mix and a lower yield in earning assets, partially offset by a lower cost of deposits.

• Non-interest income was higher by $38.6 million mainly due to:

• Higher service charges on deposit accounts by $4.4 million and higher other service fees by $10.1 million, mainly from debit and credit card fees, from higher transactional volumes due in part to the business disruptions and waiver of fees related to the COVID-19 pandemic in 2020;

• higher income from mortgage banking activities by $18.6 million due to the impact of the bulk loan repurchases from the Corporation’s GNMA, FNMA and FHLMC loan servicing portfolio during the third quarter of 2020, which included interest advanced losses of $10.5 million and an unfavorable fair value adjustment on mortgage servicing rights of $8.8 million; and

• higher other operating income by $7.8 million mostly due to a gain of $7.0 million recognized by BPPR as a result of the sale and partial leaseback of two corporate office buildings;

Partially offset by:

• an unfavorable variance in adjustments to indemnity reserves of $2.1 million mainly due a $5.1 million recourse reserve release during the third quarter of 2020 related to the bulk loan repurchase from FNMA and FHLMC.

• Higher operating expenses by $30.6 million mostly due to:

• Higher personnel costs by $15.8 million driven by higher salaries and incentives tied to the Corporation’s financial performance;

• higher professional fees by $9.6 million mainly due to processing related services due to higher volume of transactions; and

• higher business promotion expenses by $3.1 million due to advertising and customer rewards programs;

• Higher income tax expense by $29.5 million mainly due to higher income before tax.

For the nine months ended September 30, 2021, the BPPR reportable segment recorded a net income of $606.5 million, compared to $339.8 million for the same period of the previous year. The increase in net income was principally driven by the benefit of $104.4 million in the reserve for credit losses and unfunded commitments recorded in the period, compared to a provision expense of $180.7 million for the same period of the previous year. The additional factors that contributed to the variance in the financial results include the following:

• Higher net interest income by $57.2 million mainly due to:

• higher interest income from money market and investment securities by $26.2 million largely due to higher average balance of money market investments and mortgage-backed securities available-for-sale funded from the increase in deposit balances, offset by lower average balance of U.S. Treasuries and lower yields;

• higher income from loans by $3.0 million due to higher interest and fees from PPP commercial loans and higher average balances, mostly in mortgage and auto loans, partially offset by lower yields and lower average balances in personal and credit card loans; and

• lower interest expense on deposits by $27.0 million mainly due to lower costs, partially offset by higher average balance of deposits across various sectors.

The net interest margin for the nine months ended September 30, 2021 was 2.91% compared to 3.53% for the same period of the previous year. The decrease in net interest margin is driven by the earnings assets mix and lower yield, partially offset by a lower cost of deposits.

• Non-interest income was higher by $101.9 million mainly due to:

• Higher service charges on deposit accounts by $12.2 million and higher other service fees by $40.0 million mainly from debit and credit card fees, due to higher transactional volumes due in part to the business disruptions and waiver of fees related to the COVID-19 pandemic in 2020;

• higher income from mortgage banking activities by $32.6 million mainly due to the impact of the bulk loan repurchase in 2020, as mentioned above;

• a favorable variance in adjustments to indemnity reserves of $4.8 million mainly due to a release of reserve for loans previously sold with credit recourse; and

• higher other operating income by $12.9 million mainly due to the previously mentioned $7.0 million gain on sale of two corporate office buildings, and higher daily auto rental revenues by $3.2 million.

• Higher operating expenses by $58.7 million mostly due to:

• Higher personnel costs by $31.6 million driven by higher salaries and incentives tied to the Corporation’s financial performance;

• higher professional fees by $16.1 million mainly due to programing, processing and technology related services due to higher volume of transactions;

• higher business promotion expenses by $6.7 million due to customer rewards programs and advertising expenses; and

• higher other operating expenses by $10.1 million due higher expenses allocated from the Corporate group, higher credit and debit card processing expenses due to higher transactional volumes, partially offset by lower provision for unfunded commitments, which for 2021 is included within the provision for credit losses.

Partially offset by:

• Lower OREO expenses by $11.2 million mainly due to higher gains on sales of residential properties and lower maintenance expenses.

• Higher income tax expense by $118.7 million mainly due to higher income before tax.

Popular U.S.

For the quarter ended September 30, 2021, the reportable segment of Popular U.S. reported a net income of $39.6 million, compared with a net income of $9.4 million for the same quarter of the previous year. The increase in net income was principally driven by the benefit of $23.9 million in the reserve for credit losses and unfunded commitments recorded in the quarter ended September 30, 2021, compared to a provision expense of $11.8 million for the same quarter of the previous year. The factors that contributed to the variance in the financial results included the following:

• higher net interest income by $3.6 million due to:

• lower interest expense on deposits by $7.7 million mainly due to lower interest rates and lower average balance of time deposits.

Partially offset by:

• lower interest income from loans by $2.1 million due to lower average balance in personal loans, partially offset by an increase in the commercial portfolio; and

• lower income from money market and investment securities by $2.6 million due to lower average balances and lower yields.

The net interest margin for the quarter ended September 30, 2021 was 3.36% compared to 3.18% for the same quarter in the previous year.

• Lower operating expenses by $4.8 million due to:

• lower other operating expenses by $6.2 million due to lower sundry losses and lower provision for unfunded commitments which for 2021 is recorded within the provision for credit losses

• lower net occupancy expenses by $1.7 million due to the lower rent expense related to the benefits of the completed branch optimization initiative in the New York Metro region.

Partially offset by

• higher personnel costs by $1.9 million due to higher salaries and incentives tied to the Corporation’s financial performance.

• Income tax unfavorable variance of $12.8 million due to higher income before tax and blended state income tax rate.

For the nine-month period ended September 30, 2021, the reportable segment of Popular U.S. reported a net income of $106.1 million, compared with a net loss of $17.0 million for the same period of the previous year. The increase in net income was principally driven by the release of $55.8 million in the reserve for credit losses and unfunded commitments recorded for the period, due to changes in credit quality and credit metrics, compared to a provision expense of $90.4 million for the same period of the previous year. The factors that contributed to the variance in the financial results included the following:

• higher net interest income by $15.1 million due to:

• lower interest expense on deposits by $31.7 million mainly due to lower interest rates and lower average balance of time deposits.

• Partially offset by:

• lower interest income from loans by $10.6 million due to lower yield and lower average balance in consumer loans, partially offset by an increase in the commercial portfolio; and

• lower income from money market and investment securities by $7.8 million due to lower average balances and lower yields.

The net interest margin for the nine-month period ended September 30, 2021 was 3.35% compared to 3.15% for the same period of the previous year.

• Lower operating expenses by $9.3 million due to:

• lower occupancy expense by $4.9 million due to lower rent expense related to the benefits of the completed branch optimization initiative in our New York Metro region;

• Lower professional fees by $3.0 million, a portion of which is now centralized at the Corporate group and charged back to operating units and reflected in higher other operating expenses; and

• Lower other operating expenses by $3.3 million mainly due to lower provision for unfunded commitments which for 2021 is recorded within the provision for credit losses, partially offset by higher allocations from the Corporate group, mainly professional services.

• Partially offset by:

• Higher personnel costs by $4.6 million mainly due to incentives tied to the Corporation’s financial performance.

• Unfavorable variance in income tax expense of $45.7 million due to higher income before tax and blended state income tax rate.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $74.2 billion at September 30, 2021, compared to $65.9 billion at December 31, 2020. Refer to the Consolidated Statements of Financial Condition included in this report for additional information.

Money market investments and debt securities available-for-sale

Money market investments and debt securities available-for-sale increased by $5.9 billion and $2.8 billion, respectively, at September 30, 2021. This was largely driven by the additional funds available to invest resulting from the increase in deposits across various sectors, partially offset by paydowns of agency mortgage-backed securities. Refer to Note 5 to the Consolidated Financial Statements for additional information with respect to the Corporation’s debt securities available-for-sale.

Loans

Refer to Table 5 for a breakdown of the Corporation’s loan portfolio. Also, refer to Note 7 in the Consolidated Financial Statements for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Loans held-in-portfolio decreased by $0.5 billion to $28.9 billion at September 30, 2021, mainly due to a decrease in commercial loans at BPPR of $0.3 billion mainly due to the repayment of PPP loans and a decrease in mortgage loans at BPPR of $0.4 billion mainly due to paydowns, partially offset by growth in auto loans and leases at BPPR by $0.4 billion.

Table 5 - Loans Ending Balances
(In thousands)	September 30, 2021	December 31, 2020	Variance
Loans held-in-portfolio:
Commercial	$13,303,671	$13,614,310	$(310,639)
Construction	801,040	926,208	(125,168)
Lease financing	1,348,679	1,197,661	151,018
Mortgage	7,539,152	7,890,680	(351,528)
Auto	3,376,694	3,132,228	244,466
Consumer	2,486,136	2,624,109	(137,973)
Total loans held-in-portfolio	28,855,372	29,385,196	(529,824)
Loans held-for-sale:
Commercial	-	2,738	(2,738)
Mortgage	91,313	96,717	(5,404)
Total loans held-for-sale	91,313	99,455	(8,142)
Total loans	$28,946,685	$29,484,651	$(537,966)

Other assets

Other assets amounted to $1.6 billion at September 30, 2021, compared to $1.7 billion at December 31, 2020. Refer to Note 12 for a breakdown of the principal categories that comprise the caption of “Other Assets” in the Consolidated Statements of Financial Condition at September 30, 2021 and December 31, 2020.

Liabilities

The Corporation’s total liabilities were $68.2 billion at September 30, 2021, an increase of $8.3 billion, compared to $59.9 billion at December 31, 2020, mainly due to increases in deposits as discussed below.

Deposits and Borrowings

The composition of the Corporation’s financing to total assets at September 30, 2021 and December 31, 2020 is included in Table 6.

Table 6 - Financing to Total Assets
	September 30,	December 31,	% increase (decrease)	% of total assets
(In millions)	2021	2020	from 2020 to 2021	2021	2020
Non-interest bearing deposits	$15,148	$13,129	15.4%	20.4%	19.9%
Interest-bearing core deposits	45,981	38,599	19.1	62.0	58.5
Other interest-bearing deposits	4,885	5,138	(4.9)	6.6	7.8
Repurchase agreements	86	121	(28.9)	0.1	0.2
Notes payable	1,177	1,225	(3.9)	1.6	1.9
Other liabilities	929	1,685	(44.9)	1.2	2.6
Stockholders’ equity	5,983	6,029	(0.8)	8.1	9.1

Deposits

The Corporation’s deposits totaled $66.0 billion at September 30, 2021, compared to $56.9 billion at December 31, 2020. The deposits increase of $9.1 billion was mainly due to higher Puerto Rico public sector deposits by $4.9 billion and higher retail and commercial demand deposits by $3.2 billion at BPPR. Public sector deposit balances, which amounted to $20.0 billion at September 30, 2021, are expected to decline over the long term. However, the receipt by the P.R. Government of additional COVID-19 and hurricane recovery-related Federal assistance and seasonal tax collections could increase public deposit balances at BPPR in the near term. The rate at which public deposit balances will decline is uncertain and difficult to predict. The amount and timing of any such reduction is likely to be impacted by, for example, the timeline of current debt restructuring efforts under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) and the speed at which the COVID-19 federal assistance is distributed. Refer to Table 7 for a breakdown of the Corporation’s deposits at September 30, 2021 and December 31, 2020.

Table 7 - Deposits Ending Balances
(In thousands)	September 30, 2021	December 31, 2020	Variance
Demand deposits [1]	$25,495,481	$22,532,729	$2,962,752
Savings, NOW and money market deposits (non-brokered)	32,867,805	26,390,565	6,477,240
Savings, NOW and money market deposits (brokered)	718,155	635,198	82,957
Time deposits (non-brokered)	6,906,509	7,130,749	(224,240)
Time deposits (brokered CDs)	25,611	177,099	(151,488)
Total deposits	$66,013,561	$56,866,340	$9,147,221
[1] Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings remained flat at $1.3 billion at September 30, 2021 and December 31, 2020. Refer to Note 15 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

The Corporation’s other liabilities decreased by $0.8 billion, when compared to December 31, 2020, due to the settlement of purchases of debt securities.

Stockholders’ Equity

Stockholders’ equity totaled $6.0 billion at September 30, 2021, a decrease of $45.7 million when compared to December 31, 2020, principally due to the impact of the $350.0 million accelerated share repurchase transaction and lower accumulated unrealized gains on debt securities available-for-sale by $343.9 million, offset by net income for the nine months ended September 30, 2021 of $728.8 million, less declared dividends of $106.3 million on common stock and $1.1 million in dividends on preferred stock. Refer to the Consolidated Statements of Financial Condition, Comprehensive Income and of Changes in Stockholders’ Equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation, BPPR and PB are subject to regulatory capital requirements established by the Federal Reserve Board. The risk-based capital standards applicable to the Corporation, BPPR and PB (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of September 30, 2021, the Corporation’s, BPPR’s and PB’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 8, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of September 30, 2021 and December 31, 2020.

Table 8 - Capital Adequacy Data

(Dollars in thousands)	September 30, 2021	December 31, 2020
Common equity tier 1 capital:
Common stockholders equity - GAAP basis	$5,960,828	$6,006,544
CECL transitional amount [1]	172,459	218,398
AOCI related adjustments due to opt-out election	70,871	(261,245)
Goodwill, net of associated deferred tax liability (DTL)	(543,799)	(591,931)
Intangible assets, net of associated DTLs	(19,657)	(22,466)
Deferred tax assets and other deductions	(299,418)	(357,204)
Common equity tier 1 capital	$5,341,284	$4,992,096
Additional tier 1 capital:
Preferred stock	22,143	22,143
Additional tier 1 capital	$22,143	$22,143
Tier 1 capital	$5,363,427	$5,014,239
Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	373,737	373,737
Other inclusions (deductions), net	385,047	385,943
Tier 2 capital	$758,784	$759,680
Total risk-based capital	$6,122,211	$5,773,919
Minimum total capital requirement to be well capitalized	$3,076,738	$3,070,209
Excess total capital over minimum well capitalized	$3,045,473	$2,703,710
Total risk-weighted assets	$30,767,384	$30,702,091
Total assets for leverage ratio	$72,713,570	$64,305,022
Risk-based capital ratios:
Common equity tier 1 capital	17.36%	16.26%
Tier 1 capital	17.43	16.33
Total capital	19.90	18.81
Tier 1 leverage	7.38	7.80
[1] The CECL transitional amount includes the impact of Popular's adoption of the new CECL accounting standard on January 1, 2020.

The Basel III capital rules provide that a depository institution will be deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of September 30, 2021, the Corporation, BPPR and PB continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

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

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to neutralize the regulatory capital effects of participating in the program. Specifically, the agencies have clarified that banking organizations, including the Corporation and its Bank subsidiaries, are permitted to assign a zero percent risk weight to PPP loans for purposes of determining risk-weighted assets and risk-based capital ratios. Additionally, in order to facilitate use of the Paycheck Protection Program Liquidity Facility (the “PPPL Facility”), which provides Federal Reserve Bank loans to eligible financial institutions such as the Corporation’s Bank subsidiaries to fund PPP loans, the agencies further clarified that, for purposes of determining leverage ratios, a banking organization is permitted to exclude from total average assets PPP loans that have been pledged as collateral for a PPPL Facility. As of September 30, 2021, the Corporation has $670 million in PPP loans and no loans were pledge as collateral for PPPL Facilities.

The increase in the common equity Tier I capital ratio, Tier I capital ratio, and total capital ratio as of September 30, 2021 as compared to December 31, 2020 was mainly attributed to the nine months period earnings, partially offset by the accelerated share repurchase agreement to repurchase an aggregate of $350 million of Popular’s common stock. The decrease in leverage capital ratio was mainly due to the increase in average total assets, which did not have a significant impact on the risk-weighted assets.

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

Table 9 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of September 30, 2021, and December 31, 2020.

Table 9 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	September 30, 2021	December 31, 2020
Total stockholders’ equity	$5,982,971	$6,028,687
Less: Preferred stock	(22,143)	(22,143)
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(19,657)	(22,466)
Total tangible common equity	$5,270,049	$5,312,956
Total assets	$74,189,163	$65,926,000
Less: Goodwill	(671,122)	(671,122)
Less: Other intangibles	(19,657)	(22,466)
Total tangible assets	$73,498,384	$65,232,412
Tangible common equity to tangible assets	7.17%	8.14%
Common shares outstanding at end of period	79,841,564	84,244,235
Tangible book value per common share	$66.01	$63.07

	Quarterly average
Total stockholders’ equity [1]	$5,769,545	$5,540,456
Less: Preferred Stock	(22,143)	(22,143)
Less: Goodwill	(671,121)	(671,121)
Less: Other intangibles	(20,132)	(23,166)
Total tangible common equity	$5,056,149	$4,824,026
Return on average tangible common equity	19.44%	14.50%
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

Table 10 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at September 30, 2021.

Table 10 - Off-Balance Sheet Lending and Other Activities
	Amount of commitment - Expiration Period
(In thousands)	2021	Years 2022 - 2023	Years 2024 - 2025	Years 2026 - thereafter	Total
Commitments to extend credit	$6,689,881	$2,296,037	$127,099	$150,872	$9,263,889
Commercial letters of credit	3,545	1,124	-	-	4,669
Standby letters of credit	10,956	12,161	-	-	23,117
Commitments to originate or fund mortgage loans	98,295	8,708	-	-	107,003
Total	$6,802,677	$2,318,030	$127,099	$150,872	$9,398,678

RISK MANAGEMENT

Market / Interest Rate Risk

The financial results and capital levels of the Corporation are constantly exposed to market, interest rate and liquidity risks.

Market risk refers to the risk of a reduction in the Corporation’s capital due to changes in the market valuation of its assets and/or liabilities.

Most of the assets subject to market valuation risk are debt securities classified as available-for-sale. Refer to Notes 5 and 6 for further information on the debt securities available-for-sale and held-to-maturity portfolios. Debt securities classified as available-for-sale amounted to $24.4 billion as of September 30, 2021. Other assets subject to market risk include loans held-for-sale, which amounted to $91 million, mortgage servicing rights (“MSRs”) which amounted to $117 million and securities classified as “trading”, which amounted to $36 million, as of September 30, 2021.

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

The Corporation processes NII simulations under interest rate scenarios in which the yield curve is assumed to rise and decline by the same amount (parallel shifts). The rate scenarios considered in these market risk simulations reflect instantaneous parallel changes of -100, -200, +100, +200 and +400 basis points during the succeeding twelve-month period. Simulation analyses are based on many assumptions, including relative levels of market interest rates across all yield curve points and indexes, interest rate spreads, loan prepayments and deposit elasticity. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The following table presents the results of the simulations at September 30, 2021 and December 31, 2020, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:

Table 11 - Net Interest Income Sensitivity (One Year Projection)
	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate
+400 basis points	$276,317	14.51%	$167,474	9.19%
+200 basis points	205,581	10.80	81,690	4.49
+100 basis points	170,207	8.94	39,361	2.16
-100 basis points	(72,909)	(3.83)	(53,952)	(2.96)
-200 basis points	(109,352)	(5.74)	(71,517)	(3.93)

As of September 30, 2021, NII simulations show the Corporation maintains an asset sensitive position and is expected to benefit from an overall rising rate environment. The increases in sensitivity for the period are primarily driven by the significant deposit increases seen so far in 2021, which have increased the level of cash reserves maintained at the Federal Reserve. These short-term assets reprice immediately, thus increasing the NII benefit in rising rate scenarios. The declining rate scenarios show a smaller impact in sensitivity as rates continue to be close to their lower bound and Popular does not allow rates to turn negative in its IRR simulations.

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

At September 30, 2021, the Corporation held trading securities with a fair value of $36 million, representing approximately 0.1% of the Corporation’s total assets, compared with $37 million and 0.1%, respectively, at December 31, 2020. As shown in Table 12, the trading portfolio consists principally of mortgage-backed securities which at September 30, 2021 were investment grade securities. As of September 30, 2021 and December 31, 2020, the trading portfolio also included $0.1 million in Puerto Rico government obligations. Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account gain of $58 thousand for the quarter ended September 30, 2021 and a net trading account gain of $20 thousand for the quarter ended September 30, 2020.

Table 12 - Trading Portfolio
	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Weighted Average Yield[1]	Amount	Weighted Average Yield[1]
Mortgage-backed securities	$24,569	4.95%	$24,338	5.19%
U.S. Treasury securities	10,780	-	11,506	0.04
Collateralized mortgage obligations	281	5.64	346	5.65
Puerto Rico government obligations	82	0.46	103	0.48
Interest-only strips	352	12.00	381	12.00
Total	$36,064	3.53%	$36,674	3.64%
[1] Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.3 million for the last week in September 2021. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 89% of the Corporation’s total assets at September 30, 2021 and 86% at December 31, 2020. The ratio of total ending loans to deposits was 44% at September 30, 2021, compared to 52% at December 31, 2020. In addition to traditional deposits, the Corporation maintains borrowing arrangements, which amounted to approximately $1.3 billion in outstanding balances at September 30, 2021 and December 31, 2020. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 15 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

On September 9, 2021, the Corporation completed its previously announced accelerated share repurchase program for the repurchase of an aggregate $350 million of Popular’s common stock, refer to Note 25 for additional information.

On November 1, 2021, the corporation redeemed all outstanding 6.70% Cumulative Monthly Income Trust Preferred Securities issued by the Popular Capital Trust I, refer to Note 15 for additional information.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 7 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and public sector customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 61.1 billion, or 93% of total deposits, at September 30, 2021, compared with $51.7 billion, or 91% of total deposits, at December 31, 2020. Core deposits financed 86% of the Corporation’s earning assets at September 30, 2021, compared with 82% at December 31, 2020.

The distribution by maturity of certificates of deposits with denominations of $100,000 and over at September 30, 2021 is presented in the table that follows:

Table 13 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over
(In thousands)
3 months or less	$2,069,982
3 to 6 months	294,714
6 to 12 months	697,634
Over 12 months	1,093,576
Total	$4,155,906

The Corporation had $ 0.7 billion in brokered deposits at September 30, 2021, which financed approximately 1% of its total assets (December 31, 2020 - $0.8 billion and 1%, respectively). In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

Deposits from the public sector represent an important source of funds for the Corporation. As of September 30, 2021, total public sector deposits were $20.0 billion, compared to $15.1 billion at December 31, 2020. Generally, these deposits require that the bank pledge high credit quality securities as collateral; therefore liquidity risks arising from public sector deposit outflows are lower given that the bank receives its collateral in return. This, now unpledged, collateral can either be financed via repurchase agreements or sold for cash. However, there are some timing differences between the time the deposit outflow occurs and when the bank receives its collateral.

At September 30, 2021, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if the banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

The outstanding balance of notes payable at the BHCs amounted to $682 million at September 30, 2021 and December 31, 2020.

The contractual maturities of the BHCs notes payable at September 30, 2021 are presented in Table 14.

Table 14 - Distribution of BHC's Notes Payable by Contractual Maturity

Year	(In thousands)
2023	$297,525
Later years	384,949
Total	$682,474

Annual debt service at the BHCs is approximately $44 million, and the Corporation’s latest quarterly dividend was $0.45 per share, for a total of $36.3 million for the quarter ended September 30, 2021. The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future. As of September 30, 2021, the BHCs had cash and money markets investments totaling $300 million, borrowing potential of $152 million from its secured facility with BPPR. In addition to these liquidity sources, the stake in EVERTEC had a market value of $533 million as of September 30, 2021 and it represents an additional source of contingent liquidity.

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

Dividends

During the nine months ended September 30, 2021, the Corporation declared cash dividend of $1.30 per common share outstanding to $ 106.4 million. The dividends for the Corporation’s Series A preferred stock amounted to $1.1 million. During the quarter ended September 30, 2021, the BHC’s received dividends amounting to $575 million from BPPR, $4 million from PIBI which main source of income is derived from its investment in BHD, $6 million in dividends from its non-banking subsidiaries and $2 million in dividends from EVERTEC. Dividends from BPPR constitute Popular, Inc.’s primary source of liquidity.

Other Funding Sources and Capital

The debt securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s debt securities portfolio consists primarily of liquid U.S. government debt securities, U.S. government sponsored agency debt securities, U.S. government sponsored agency mortgage-backed securities, and U.S. government sponsored agency collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged debt securities amounted to $2.6 billion at September 30, 2021 and $3.4 billion at December 31, 2020. A substantial portion of these debt securities could be used to raise financing in the U.S. money markets or from secured lending sources.

Additional liquidity may be provided through loan maturities, prepayments and sales. The loan portfolio can also be used to obtain funding in the capital markets. In particular, mortgage loans and some types of consumer loans, have secondary markets which the Corporation could use.

Financial information of guarantor and issuers of registered guaranteed securities

The Corporation (not including any of its subsidiaries, “PIHC”) is the parent holding company of Popular North America “PNA” and has other subsidiaries through which it conducts its financial services operations. PNA is an operating, 100% subsidiary of Popular, Inc. Holding Company (“PIHC”) and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and PB, including PB’s wholly-owned subsidiaries Popular Equipment Finance, LLC, Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

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

The following summarized financial information presents the financial position of the obligor group, on a combined basis at September 30, 2021 and December 31, 2020, and the results of their operations for the period ended September 30, 2021. Investments in and equity in the earnings from the other subsidiaries and affiliates that are not members of the obligor group have been excluded.

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

Table 15 - Summarized Statement of Condition

(In thousands)	September 30, 2021	December 31, 2020
Assets
Cash and money market investments	$301,126	$190,830
Investment securities	31,167	27,630
Accounts receivables from non-obligor subsidiaries	12,051	16,338
Other loans (net of allowance for credit losses of $123)	30,902	31,162
Investment in equity method investees	110,228	88,272
Other assets	48,396	46,547
Total assets	$533,870	$400,779
Liabilities and Stockholders' deficit
Accounts payable to non-obligor subsidiaries	$3,245	$3,946
Accounts payable to affiliates and related parties	1,025	977
Notes payable	682,473	681,503
Other liabilities	87,909	79,208
Stockholders' deficit	(240,782)	(364,855)
Total liabilities and stockholders' deficit	$533,870	$400,779

Table 16 - Summarized Statement of Operations

		For the period ended
(In thousands)		September 30, 2021
Income:
Dividends from non-obligor subsidiaries		$581,000
Interest income from non-obligor subsidiaries and affiliates		680
Earnings from investments in equity method investees		24,195
Other operating income		3,605
Total income		$609,480
Expenses:
Services provided by non-obligor subsidiaries and affiliates (net of reimbursement by subsidiaries for services provided by parent of ($120,032))		$9,820
Other operating expenses		22,712
Total expenses		$32,532
Net income		$576,948

During the nine months ended September 30, 2021, the Obligor group recorded $2.2 million of distribution from its direct equity method investees, of which $1.7 million are related to dividend distributions.

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

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $9 million in deposits at September 30, 2021 that are subject to rating triggers.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 19 to the Consolidated Financial Statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $36 million at September 30, 2021. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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

In Puerto Rico, former Governor Wanda Vázquez issued an executive order in March 2020 declaring a health emergency, ordering residents to shelter in place, implementing a mandatory curfew, and requiring the closure of non-essential businesses. Although the most restrictive measures have been eased or lifted, allowing for the gradual reopening of the economy, certain measures remain in place and additional measures may be implemented in the future as a result of a resurgence in the spread of the virus or new strains of the virus. Since the beginning of the pandemic, most businesses have had to make significant adjustments to protect customers and employees, including transitioning to telework and suspending or modifying certain operations in compliance with health and safety guidelines. The Puerto Rico Legislative Assembly enacted legislation in April 2020 requiring financial institutions to offer moratoriums on consumer financial products to clients impacted by the COVID-19 pandemic, which was effective through August 2020. The Federal Government has also approved several economic stimulus measures that seek to cushion the economic fallout of the pandemic, including providing direct subsidies, expanding eligibility for and increasing unemployment benefits and guaranteeing through the SBA PPP loans to small and medium businesses.

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

For a discussion of the impact of the pandemic on the Corporation’s operations and financial results during the third quarter of 2021, refer to the MD&A Significant Events section, on the accompanying financial statements. For additional discussion of risk factors related to the impact of the pandemic, see “Part I – Item 1A – Risk Factors” in the Corporation’s Form 10-K for the year ended December 31, 2020 and “Part II- Item 1A – Risk Factors” of any subsequent Form 10-Q.

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

On November 3, 2021, the Oversight Board filed the Eight Amended Title III Joint Plan of Adjustment for the Commonwealth, et. al. in the pending debt restructuring proceedings under Title III of PROMESA. The proposed plan, which has substantial support from several creditor constituencies but is still subject to confirmation in the Title III proceeding, seeks to restructure approximately $35 billion of debt and other claims against the Commonwealth, PBA and ERS. In October 2021, the Commonwealth’s government enacted legislation establishing the framework for the issuance of new securities by the Commonwealth in connection with the proposed plan. The final hearings for the confirmation of the plan of adjustment are scheduled to begin on November 8, 2021 and continue as necessary through November 23, 2021.

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

At September 30, 2021, the Corporation’s direct exposure to the Puerto Rico government’s instrumentalities and municipalities totaled $365 million of which $346 million were outstanding, compared to $377 million at December 31, 2020 which was fully outstanding on such date. Further deterioration of the Commonwealth’s fiscal and economic situation could adversely affect the value of our Puerto Rico government obligations, resulting in losses to us. Of the amount outstanding, $316 million consists of loans and $30 million are securities ($342 million and $35 million, respectively, at December 31, 2020). Substantially all of the amount outstanding at September 30, 2021 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At September 30, 2021, 75% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. On July 1, 2021, the Corporation received scheduled principal payments amounting to $32 million from various obligations from Puerto Rico municipalities. For additional discussion of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to Note 20 – Commitments and Contingencies.

In addition, at September 30, 2021, the Corporation had $284 million in loans insured or securities issued by Puerto Rico governmental entities, but for which the principal source of repayment is non-governmental ($317 million at December 31, 2020). These included $240 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2020 - $260 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had, at September 30, 2021, $44 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default, and upon the satisfaction of certain other conditions (December 31, 2020 - $46 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of this loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, a moratorium on such obligations has not been imposed as of the date hereof.

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

At September 30, 2021, the Corporation’s direct exposure to USVI instrumentalities and public corporations amounted to approximately $72 million, of which $69 million is outstanding (compared to $105 million and $70 million, respectively, at December 31, 2020). The amount outstanding included approximately $42 million in loans to a government-owned company that owns and operates a cruise ship pier and shopping mall complex in St. Thomas, $20 million in loans to the Virgin Islands Water and Power Authority, a public corporation of the USVI that operates USVI’s water production and electric generation plants and $6 million in loans to the Virgin Islands Porth Authority (compared to $43 million, $20 million, and $4 million, respectively, at December 31, 2020).

British Virgin Islands

The Corporation has operations in the British Virgin Islands (“BVI”), which has been negatively affected by the COVID-19 pandemic, particularly as a reduction in the tourism activity which accounts for a significant portion of its economy. Although the Corporation has no significant exposure to a single borrower in the BVI, at September 30, 2020 it has a loan portfolio amounting to approximately $226 million comprised of various retail and commercial clients, compared to a loan portfolio of $251 million at December 31, 2020, which included a $19 million loan with the BVI Government that was paid off during the second quarter of 2021.

U.S. Government

As further detailed in Notes 5 and 6 to the Consolidated Financial Statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $1.6 billion of residential mortgages, $670 million of SBA loans under the PPP and $65 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at September 30, 2021 (compared to $1.8 billion, $1.3 billion and $60 million, respectively, at December 31, 2020).

The United States federal government, through legislation, has created a limit on the amount of debt that it may issue, commonly referred to as the “debt ceiling.” The Bipartisan Budget Act of 2019 and subsequent legislation have suspended and/or temporarily increased the debt ceiling through December 2021. Failure by Congress to further suspend or increase the debt ceiling may impact the federal government’s ability to incur additional debt and pay its existing debt instruments or other obligations.

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

During the third quarter of 2021, the Corporation’s assets continued to exhibit favorable credit quality and low credit costs, outperforming pre-pandemic trends. These improvements have been aided by the significant government stimulus and the rebound in the economy. We will continue to closely monitor post COVID-19 risks and the effects of the receding stimulus on macroeconomic conditions and on borrower performance. However, management believes that the improvement over the last few years in the risk profile of the Corporation’s loan portfolios, positions Popular to operate successfully under the current environment.

Total NPAs decreased by $114 million when compared with December 31, 2020. Total non-performing loans held-in-portfolio (“NPLs”) decreased by $105 million from December 31, 2020. BPPR’s NPLs decreased by $92 million, mainly driven by lower mortgage NPLs by $60 million, as inflows continue trending lower than pre-COVID levels, and lower commercial NPLs by $21 million, mostly driven by repayment activity. BPPR’s construction NPLs decreased by $7 million mostly due to a previously reserved loan that was partially charged-off during the first quarter of 2021. Popular U.S. NPLs decreased by $13 million from December 31, 2020, mostly related to a $7 million construction loan sold and $6 million commercial loan pay-off. At September 30, 2021, the ratio of NPLs to total loans held-in-portfolio was 2.2% compared to 2.5% in the fourth quarter of 2020. In addition, other real estate owned loans (“OREOs”) decreased by $6 million, mostly related to sales activity, combined with the suspension of foreclosure activity due to the COVID-19 pandemic.

At September 30, 2021, NPLs secured by real estate amounted to $522 million in the Puerto Rico operations and $23 million in Popular U.S. These figures were $630 million and $34 million, respectively, at December 31, 2020.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”) amounted to $8.1 billion at September 30, 2021, of which $1.8 billion was secured with owner occupied properties, compared with $7.8 billion and $1.9 billion, respectively, at December 31, 2020. CRE NPLs amounted to $134 million at September 30, 2021, compared with $173 million at December 31, 2020. The CRE NPL ratios for the BPPR and Popular U.S. segments were 3.34% and 0.03%, respectively, at September 30, 2021, compared with 4.51% and 0.07%, respectively, at December 31, 2020.

In addition to the NPLs included in Table 17, at September 30, 2021, there were $200 million of performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired (December 31, 2020 - $228 million).

For the quarter ended September 30, 2021, total inflows of NPLs held-in-portfolio, excluding consumer loans, decreased by approximately $60 million, when compared to the inflows for the same period in 2020. Inflows of NPLs held-in-portfolio at the BPPR segment decreased by $37 million compared to the same period in 2020, driven by lower construction and commercial inflows by $22 million and $13 million, respectively. Inflows of NPLs held-in-portfolio at the Popular U.S. segment decreased by $23.2 million from the same period in 2020, mostly due to lower commercial NPL inflows.

Table 17 - Non-Performing Assets
	September 30, 2021				December 31, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category
Commercial	$183,394	$2,787	$186,181	1.4%	$204,092	$5,988	$210,080	1.5%
Construction	14,877	-	14,877	1.9	21,497	7,560	29,057	3.1
Leasing	2,542	-	2,542	0.2	3,441	-	3,441	0.3
Mortgage	354,555	14,488	369,043	4.9	414,343	14,864	429,207	5.4
Auto	17,345	-	17,345	0.5	15,736	-	15,736	0.5
Consumer	36,158	6,689	42,847	1.7	41,268	8,985	50,253	1.9
Total non-performing loans held-in-portfolio	608,871	23,964	632,835	2.2%	700,377	37,397	737,774	2.5%
Non-performing loans held-for-sale [1]	-	-	-		-	2,738	2,738
Other real estate owned (“OREO”)	75,369	1,459	76,828		81,512	1,634	83,146
Total non-performing assets	$684,240	$25,423	$709,663		$781,889	$41,769	$823,658
Accruing loans past due 90 days or more[2]	$549,784	$1	$549,785		$1,028,061	$3	$1,028,064
Ratios:
Non-performing assets to total assets	1.08%	0.23%	0.96%		1.42%	0.38%	1.25%
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.88	0.31	2.19		3.25	0.48	2.51
Allowance for credit losses to loans held-in-portfolio	2.92	1.32	2.49		3.43	2.00	3.05
Allowance for credit losses to non-performing loans, excluding held-for-sale	101.30	424.79	113.55		105.62	418.48	121.48
HIP = “held-in-portfolio”
[1] There were no non-performing loans held-for-sale as of September 30, 2021 (December 31, 2020 - $3 million in commercial loans).

[2] It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. The balance of these loans includes $12 million at September 30, 2021 related to the rebooking of loans previously pooled into GNMA securities, in which the Corporation had a buy-back option as further described below (December 31, 2020 - $57 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to repurchases option are required to be reflected (rebooked) on the financial statements of BPPR with an offsetting liability. These balances include $350 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of September 30, 2021 (December 31, 2020 - $329 million). Furthermore, the Corporation has approximately $53 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2020 - $60 million).

Table 18 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended September 30, 2021			For the nine months ended September 30, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$603,233	$21,185	$624,418	$639,932	$28,412	$668,344
Plus:
New non-performing loans	46,060	5,701	51,761	195,270	36,202	231,472
Advances on existing non-performing loans	-	12	12	-	35	35
Less:
Non-performing loans transferred to OREO	(11,053)	-	(11,053)	(26,307)	-	(26,307)
Non-performing loans charged-off	(9,640)	-	(9,640)	(33,185)	(1,500)	(34,685)
Loans returned to accrual status / loan collections	(75,774)	(9,623)	(85,397)	(222,884)	(37,101)	(259,985)
Loans transferred to held-for-sale	-	-	-	-	(8,773)	(8,773)
Ending balance NPLs	$552,826	$17,275	$570,101	$552,826	$17,275	$570,101

Table 19 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended September 30, 2020			For the nine months ended September 30, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$651,152	$23,383	$674,535	$431,082	$16,621	$447,703
Transition of PCI to PCD loans under CECL	-	-	-	245,703	18,547	264,250
Plus:
New non-performing loans	83,277	28,843	112,120	260,944	42,442	303,386
Advances on existing non-performing loans	-	106	106	-	414	414
Less:
Non-performing loans transferred to OREO	(531)	-	(531)	(10,969)	-	(10,969)
Non-performing loans charged-off	(4,738)	(463)	(5,201)	(20,880)	(1,392)	(22,272)
Loans returned to accrual status / loan collections	(95,602)	(20,562)	(116,164)	(272,322)	(34,646)	(306,968)
Loans transferred to held-for-sale	-	-	-	-	(10,679)	(10,679)
Ending balance NPLs	$633,558	$31,307	$664,865	$633,558	$31,307	$664,865

Table 20 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended September 30, 2021			For the nine months ended September 30, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$217,703	$7,862	$225,565	$204,092	$5,988	$210,080
Plus:
New non-performing loans	7,454	1,039	8,493	54,835	10,302	65,137
Advances on existing non-performing loans	-	10	10	-	17	17
Less:
Non-performing loans transferred to OREO	(2,069)	-	(2,069)	(8,265)	-	(8,265)
Non-performing loans charged-off	(8,617)	-	(8,617)	(12,523)	(976)	(13,499)
Loans returned to accrual status / loan collections	(31,077)	(6,124)	(37,201)	(54,745)	(10,771)	(65,516)
Loans transferred to held-for-sale	-	-	-	-	(1,773)	(1,773)
Ending balance NPLs	$183,394	$2,787	$186,181	$183,394	$2,787	$186,181

Table 21 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended September 30, 2020			For the nine months ended September 30, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$253,890	$9,239	$263,129	$147,255	$5,504	$152,759
Transition of PCI to PCD loans under CECL	-	-	-	112,517	18,547	131,064
Plus:
New non-performing loans	20,250	12,877	33,127	39,391	15,029	54,420
Advances on existing non-performing loans	-	58	58	-	303	303
Less:
Non-performing loans transferred to OREO	(39)	-	(39)	(2,241)	-	(2,241)
Non-performing loans charged-off	(1,000)	(452)	(1,452)	(4,548)	(1,374)	(5,922)
Loans returned to accrual status / loan collections	(31,117)	(13,968)	(45,085)	(50,390)	(19,576)	(69,966)
Loans transferred to held-for-sale	-	-	-	-	(10,679)	(10,679)
Ending balance NPLs	$241,984	$7,754	$249,738	$241,984	$7,754	$249,738

Table 22 - Activity in Non-Performing Construction Loans Held-in-Portfolio

	For the quarter ended September 30, 2021			For the nine months ended September 30, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$14,877	$-	$14,877	$21,497	$7,560	$29,057
Plus:
New non-performing loans	-	-	-	-	12,141	12,141
Less:
Non-performing loans charged-off	-	-	-	(6,620)	(523)	(7,143)
Loans returned to accrual status / loan collections	-	-	-	-	(12,178)	(12,178)
Loans transferred to held-for-sale	-	-	-	-	(7,000)	(7,000)
Ending balance NPLs	$14,877	$-	$14,877	$14,877	$-	$14,877

Table 23 - Activity in Non-Performing Construction Loans Held-in-Portfolio

	For the quarter ended September 30, 2020			For the nine months ended September 30, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$-	$-	$-	$119	$26	$145
Plus:
New non-performing loans	21,514	9,069	30,583	21,514	9,069	30,583
Less:
Loans returned to accrual status / loan collections	-	-	-	(119)	(26)	(145)
Ending balance NPLs	$21,514	$9,069	$30,583	$21,514	$9,069	$30,583

Table 24 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the quarter ended September 30, 2021			For the nine months ended September 30, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$370,653	$13,323	$383,976	$414,343	$14,864	$429,207
Plus:
New non-performing loans	38,606	4,662	43,268	140,435	13,759	154,194
Advances on existing non-performing loans	-	2	2	-	18	18
Less:
Non-performing loans transferred to OREO	(8,984)	-	(8,984)	(18,042)	-	(18,042)
Non-performing loans charged-off	(1,023)	-	(1,023)	(14,042)	(1)	(14,043)
Loans returned to accrual status / loan collections	(44,697)	(3,499)	(48,196)	(168,139)	(14,152)	(182,291)
Ending balance NPLs	$354,555	$14,488	$369,043	$354,555	$14,488	$369,043

Table 25 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the quarter ended September 30, 2020			For the nine months ended September 30, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$397,262	$14,144	$411,406	$283,708	$11,091	$294,799
Transition of PCI to PCD loans under CECL	-	-	-	133,186	-	133,186
Plus:
New non-performing loans	41,513	6,897	48,410	200,039	18,344	218,383
Advances on existing non-performing loans	-	48	48	-	111	111
Less:
Non-performing loans transferred to OREO	(492)	-	(492)	(8,728)	-	(8,728)
Non-performing loans charged-off	(3,738)	(11)	(3,749)	(16,332)	(18)	(16,350)
Loans returned to accrual status / loan collections	(64,485)	(6,594)	(71,079)	(221,813)	(15,044)	(236,857)
Ending balance NPLs	$370,060	$14,484	$384,544	$370,060	$14,484	$384,544

Loan Delinquencies

Another key measure used to evaluate and monitor the Corporation’s asset quality is loan delinquencies. Loans delinquent 30 days or more, as a percentage of their related portfolio category at September 30, 2021 and December 31, 2020, are presented below.

Table 26 - Loan Delinquencies

(Dollars in thousands)	September 30, 2021			December 31, 2020
	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans
Commercial	$241,967	$13,303,671	1.82%	$249,484	$13,614,310	1.83%
Construction	29,855	801,040	3.73	50,369	926,208	5.44
Leasing	12,704	1,348,679	0.94	14,009	1,197,661	1.17
Mortgage [1]	1,189,198	7,539,152	15.77	1,775,902	7,890,680	22.51
Consumer	158,598	5,862,830	2.71	179,789	5,756,337	3.12
Loans held-for-sale	391	91,313	0.43	3,108	99,455	3.13
Total	$1,632,713	$28,946,685	5.64%	$2,272,661	$29,484,651	7.71%

[1] Loans delinquent 30 days or more includes $0.7 billion of residential mortgage loans insured by FHA or guaranteed by the VA as of September 30, 2021 (December 31, 2020 - $1.1 billion). Refer to Note 7 to the Consolidated Financial Statements for additional information of guaranteed loans.

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

The Corporation must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries, or markets. Other factors that can affect management’s estimates are recalibration of statistical models used to calculate lifetime expected losses, changes in underwriting standards, financial accounting standards and loan impairment measurements, among others. Changes in the financial condition of individual borrowers, in economic conditions, and in the condition of the various markets in which collateral may be sold, may also affect the required level of the allowance for credit losses. Consequently, the business financial condition, liquidity, capital, and results of operations could also be affected.

At September 30, 2021, the allowance for credit losses amounted to $719 million, a decrease of $178 million, when compared with December 31, 2020, mainly prompted by improvements in credit quality and the macroeconomic outlook. Since the December 31, 2020 scenarios, updated economic assumptions have included a more optimistic view of the economy, prompting substantial reductions in reserves across different portfolios, also contributing to lower qualitative reserves. The ACL for BPPR decreased by $123 million to $617 million, when compared to December 31, 2020. The ACL for Popular U.S. decreased by $55 million to $102 million, when compared to December 31, 2020, mainly driven by a reduction in the qualitative reserve for commercial real estate loans, influenced by the changes in the macroeconomic scenarios The provision for credit losses for the quarter ended September 30, 2021 amounted to a benefit of $58.6 million, a favorable variance of $78.1 million from the same period in the prior year, driven by improved credit quality and macroeconomic outlook, and lower NCOs. Refer to Note 8 – Allowance for credit losses – loans held-in-portfolio, and to the Provision for Credit Losses section of this MD&A for additional information.

Table 27 - Allowance for Credit Losses - Loan Portfolios
September 30, 2021
(Dollars in thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Total ACL	$234,814	$9,850	$170,378	$11,634	$291,899	$718,575
Total loans held-in-portfolio	$13,303,671	$801,040	$7,539,152	$1,348,679	$5,862,830	$28,855,372
ACL to loans held-in-portfolio	1.77%	1.23%	2.26%	0.86%	4.98%	2.49%

Table 28 - Allowance for Credit Losses - Loan Portfolios
December 31, 2020
(Dollars in thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Total ACL	$333,380	$14,237	$215,716	$16,863	$316,054	$896,250
Total loans held-in-portfolio	$13,614,310	$926,208	$7,890,680	$1,197,661	$5,756,337	$29,385,196
ACL to loans held-in-portfolio	2.45%	1.54%	2.73%	1.41%	5.49%	3.05%

Annualized net charge-offs (recoveries)

The following tables present annualized net charge-offs (recoveries) to average loans held-in-portfolio (“HIP”) by loan category for the quarters and nine months ended September 30, 2021 and 2020.

Table 29 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio

	Quarters ended
	September 30, 2021			September 30, 2020
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	0.23%	(0.03)%	0.12%	(0.10)%	0.02%	(0.05)%
Construction	(6.82)	―	(1.05)	(0.33)	―	(0.07)
Mortgage	(0.13)	(0.02)	(0.11)	0.13	―	0.11
Leasing	0.09	―	0.09	(0.12)	―	(0.12)
Consumer	0.64	―	0.62	1.06	3.09	1.19
Total annualized net charge-offs (recoveries) to average loans held-in-portfolio	0.18%	(0.03)%	0.12%	0.26%	0.16%	0.24%

	Nine months ended
	September 30, 2021			September 30, 2020
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	(0.12)%	(0.02)%	(0.08)%	― %	(0.01)%	(0.01)%
Construction	3.01	0.02	0.51	(0.29)	(0.03)	(0.08)
Mortgage	0.14	(0.06)	0.11	0.34	―	0.29
Leasing	0.09	―	0.09	0.78	―	0.78
Consumer	0.56	1.41	0.60	2.78	3.16	2.81
Total annualized net charge-offs to average loans held-in-portfolio	0.17%	0.02%	0.13%	0.88%	0.16%	0.69%

NCOs for the quarter ended September 30, 2021 amounted to $8.8 million, decreasing by $8.0 million when compared to the same period in 2020. NCOs have remained at low levels, aided by measures taken by the Corporation to control the impact of the pandemic, as well as the U.S. government stimulus programs.

.

Troubled Debt Restructurings

The Corporation’s troubled debt restructurings (“TDRs”) loans amounted to $1.7 billion at September 30, 2021, increasing by $18 million, from December 31, 2020, mainly related to mortgage borrowers that needed additional COVID-19 extensions past the original 6-month moratorium period. TDRs in the BPPR segment increased by $20 million, mostly related to higher mortgage TDRs by $59 million, of which $54 million were related to government guaranteed loans, in part offset by a combined decrease of $30 million in the commercial and construction TDRs. The Popular U.S. segment TDRs have remained essentially flat since December 31, 2020. TDRs in accruing status increased by $54 million from December 31, 2020, mostly related to an increase of $75 million in BPPR’s mortgage TDRs, in part offset by a decrease of $14 million in BPPR’s commercial TDRs, while non-accruing TDRs decreased by $36 million.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not have any unregistered sales of equity securities during the quarter ended September 30, 2021.

Issuer Purchases of Equity Securities

The following table sets forth the details of purchases of Common Stock by the Corporation during the quarter ended September 30, 2021:

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1- July 31	2,137	$73.08	-	$53,732,448
August 1- August 31	21	75.05	-	53,732,448
September 1- September 30	829,118	74.12	828,965	53,732,448
Total	831,276	$74.12	828,965	$-

(1) Includes 2,311 shares of the Corporation’s common stock acquired by the Corporation in connection with the satisfaction of tax withholding obligations on vested awards of restricted stock or restricted stock units granted to directors and certain employees under the Corporation’s Omnibus Incentive Plan. The acquired shares of common stock were added back to treasury stock.

(2) As of September 30, 2021, the Corporation completed its $350 million accelerated share repurchase transaction (“ASR”) and, in connection therewith, received an initial delivery of 3,785,831 shares of common stock during the second quarter of 2021 and 828,965 additional shares of common stock during the third quarter of 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No	Exhibit Description
22.1	Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22.1 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101. INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline Document.
101.SCH	Inline Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	The cover page of Popular, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments)(1)

(1) Included herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: November 9, 2021	By: /s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President &
Chief Financial Officer

Date: November 9, 2021	By: /s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller