Form 10-K
period 2021-12-31
POPULAR, INC.
filed 2022-03-01
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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

As of June 30, 2021, the aggregate market value of the Common Stock held by non-affiliates of Popular, Inc. was approximately $5.9 billion based upon the reported closing price of $75.05 on the NASDAQ Global Select Market on that date.

As of February 24, 2022, there were 79,917,972 shares of Popular, Inc.’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Popular, Inc.’s definitive proxy statement relating to the 2022 Annual Meeting of Stockholders of Popular, Inc. (the “Proxy Statement”) are incorporated herein by reference in response to Items 10 through 14 of Part III. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) on or about March 30, 2022.

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

• the amount of Puerto Rico public sector deposits held at the Corporation, whose future balances are uncertain and difficult to predict and may be impacted by factors such as the amount of Federal funds received by the P.R. Government in connection with the COVID-19 pandemic and the rate of expenditure of such funds, as well as the timeline and implementation of the Plan of Adjustment for the Puerto Rico debt restructuring under Title III of PROMESA;

• risks related to Popular’s planned acquisition of certain information technology and related assets currently used by EVERTEC, Inc. to service certain of Banco Popular de Puerto Rico’s key channels, as well as the planned entry into amended and restated commercial agreements and the sale or conversion into non-voting of Popular’s ownership stake in Evertec (the “Transaction”), including: the length of time necessary to consummate the Transaction; the ability to satisfy the conditions to the closing thereof; the receipt of any regulatory approvals necessary to effect the Transaction and the contemplated return to shareholders of net gains resulting from a sale of EVERTEC, Inc. shares; the ability to successfully transition and integrate the assets acquired as part of the Transaction, as well as related operations, employees and third party contractors; unexpected costs, including, without limitation, costs due to exposure to any unrecorded liabilities or issues not identified during due diligence investigation of the Transaction or that are not subject to indemnification or reimbursement by EVERTEC, Inc.; risks that Popular may be affected by operational and other risks arising from the acquisition of the acquired assets, including the transition and integration thereof, or by adverse effects on relationships with customers, employees and service providers; and business and other risks arising from the extension of Popular’s current commercial agreements with EVERTEC, Inc., as well as the sale or conversion of EVERTEC, Inc. shares owned by Popular;

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

• unforeseen or catastrophic events, including extreme weather events, other natural disasters, man-made disasters, acts of violence or war or the emergence of pandemics, epidemics and other health-related crises, which could cause a disruption in our operations or other adverse consequences for our business;

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

PART I POPULAR, INC.

ITEM 1. BUSINESS

General

Popular is a diversified, publicly-owned financial holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Popular was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution based in Puerto Rico, with consolidated assets of $75.1 billion, total deposits of $67.0 billion and stockholders’ equity of $6.0 billion at December 31, 2021. At December 31, 2021, we ranked among the 50 largest U.S. bank holding companies based on total assets according to information gathered and disclosed by the Federal Reserve Board.

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

• Mainland United States: We provide retail, mortgage and commercial banking services through our New York-chartered banking subsidiary, Popular Bank (“PB” or “Popular U.S.”), which has branches in New York, New Jersey and Florida; as well as commercial direct financing leases through a specialized subsidiary, Popular Equipment Finance LLC in Minnesota. PB’s deposits are insured under the DIF of the FDIC.

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

For further information about the Corporation’s results segregated by its reportable segments, see “Reportable Segment Results” in the Management’s Discussion and Analysis section of the Annual Report and Note 37 included in the Annual Report in this Form 10-K.

Refer to the Overview section of Management’s Discussion and Analysis, in the Annual Report in this Form 10-K., for information on recent significant events that have impacted or will impact our current and future operations.

Lending Activities

We concentrate our lending activities in the following areas:

(1) Commercial. Commercial loans are comprised of (i) commercial and industrial (C&I) loans and leases to commercial customers for use in normal business operations and to finance working capital needs, equipment purchases or other projects, and (ii) commercial real estate (CRE) loans (excluding construction loans) for income-producing real estate properties as well as owner-occupied properties. C&I loans are underwritten individually and usually secured with the assets of the company and the personal guarantee of the business owners. CRE loans consist of loans for income-producing real estate properties and the financing of owner-occupied facilities if there is real estate as collateral. Non-owner-occupied CRE loans are generally made to finance office and industrial buildings, healthcare facilities, multifamily buildings and retail shopping centers and are repaid through cash flows related to the operation, sale or refinancing of the property.

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

Business Concentration

Since our business activities are currently concentrated primarily in Puerto Rico, our results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of our operations in Puerto Rico exposes us to greater risk than other banking companies with a wider geographic base. Our asset and revenue composition by geographical area is presented in “Financial Information about Geographic Areas” below and in Note 37 in the Annual Report in this Form 10-K.

Our loan portfolio is diversified by loan category. However, approximately 57% of our loan portfolio at December 31, 2021 consisted of real estate-related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate. The table below presents the distribution of our loan portfolio by loan category at December 31, 2021.

Loan category

(Dollars in millions)	BPPR	%	PB	%	POPULAR	%
C&I	$3,529	17	$1,811	22	$5,340	18
CRE	3,868	18	4,526	54	8,394	29
Construction	87	-	629	7	716	2
Leasing	1,381	7	-	-	1,381	5
Consumer	5,748	28	235	3	5,983	21
Mortgage	6,252	30	1,175	14	7,427	25
Total	$20,865	100	$8,376	100	$29,241	100

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

We maintain comprehensive credit policies for all lines of business in order to mitigate credit risk. Our credit policies are approved by our Board of Directors. These policies set forth, among other things, the objectives, scope and responsibilities of the credit management cycle. Our internal written procedures establish underwriting standards and procedures for monitoring and evaluating loan portfolio quality and require prompt identification and quantification of asset quality deterioration or potential loss to ensure the adequacy of the allowance for credit losses. These written procedures establish various approval and lending limit levels, ranging from bank branch or department officers to managerial and senior management levels. Approval levels are primarily determined by the amount, type of loan and risk characteristics of the credit facility.

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

Refer to Note 2 and Note 9 to the Consolidated Financial Statements, in the Annual Report in this Form 10-K, for additional information on troubled debt restructuring (“TDRs”).

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

Human Capital Management

Attracting, developing, and retaining top talent in an environment that promotes wellness, inclusion, learning, and transparency is a fundamental pillar of our long-term strategy. As of December 31, 2021, Popular employed approximately 8,500 employees, none of which are represented by a collective bargaining group.

Employee Well-Being & Safety

We are cognizant that our journey to become a better organization is dependent on our employees’ wellbeing. It is the foundation of our ability to fulfill our commitment to support our customers and the communities we serve. The Corporation offers its employees a comprehensive benefits package, including, but not limited to, health insurance, leaves and wellness initiatives. Our full and part-time employees have access to affordable healthcare with Popular covering 88% of the premium in Puerto Rico and the Virgin Islands, and 80% of the premium in the mainland United States. In both regions, the amount Popular covers is better than the benchmark. Additionally, the Corporation promotes employee health by encouraging annual physical exams and maintaining a Health and Wellness Center staffed with doctors, nurses, and other healthcare professionals at its Puerto Rico-based corporate offices, where employees can complete their physical exam, come in for acute care or visit a nutritionist or psychologist free of charge. The Health and Wellness Center received more than 13,164 in-person and virtual visits from employees during 2021, a key component to effectively manage the challenges provoked by the pandemic.

We also provide targeted benefits aimed at promoting work-life balance. For example, the Corporation’s time off program includes community service leave, paid parental leave (including for childbirth, adoption, and bonding time) and flexible work arrangements. In addition, in response to the COVID-19 pandemic, a Hybrid Work Model pilot was launched in 2021 for which 45% of the Corporation’s positions are eligible. To support our employees’ emotional well-being during the pandemic, we continued enhancing our Well-Being Academy by adapting our Employee Assistance Program to offer virtual mental health conversations geared at managing work and life challenges. In addition, the Corporation offers physical fitness events and breaks, as well as employee workshops on personal financial management.

To provide for the safety of our colleagues, we have continuously monitored COVID-19 infections among our employee population throughout the pandemic. Popular’s effective implementation of its established COVID-19 protocols has contributed to the health and safety of our customers, employees, and their families. Vaccination clinics were also hosted during 2021 to help our employees and their families receive the first and second dose of the COVID-19 vaccine. Approximately 2,900 employees and 1,220 dependents benefited from these efforts. Supported by our vaccination mandate, Popular reached a vaccination rate among its employees of 96.7% as of December 31, 2021.

Talent Development

Popular seeks to develop the skills of its employees and leaders to sustain the Corporation’s competitive advantage. Employees are subject to mandatory trainings in connection with regulatory compliance matters and other key topics throughout the year. Our 40,000 square foot Development Center in San Juan, Puerto Rico offers training sessions, activities, and workshops year-round. In 2021, the Corporation remained offering virtual training sessions after effectively transitioning most offerings provided in the Development Center to a virtual setting to continue impacting employee growth despite the pandemic. More than 215 sessions were delivered, with 5,204 participating employees. Popular also launched LinkedIn Learning, which features over 16,000 on-demand e-learning programs to strengthen and advance the Corporation’s development strategies for all its employees. The Corporation is proud to have received the Brandon Hall Group’s 2021 Excellence Award in Technology for its Targeted English Program. This program helps employees whose first language is Spanish to strengthen their English language skills and feel confident speaking, reading, and writing in business or personal settings. Popular’s strong training and development framework has contributed to increased internal growth opportunities for our employees. As a result, 44% of employees had mobility opportunities in 2021.

Recognizing that leadership development is crucial to driving results, keeping employees engaged, and achieving the Corporation’s strategic goals, Popular has implemented programs aimed at strengthening and developing leadership skills and effective talent management. For example, during 2021 our leaders received virtual readiness trainings to help them support their teams to adapt to new working environments and ways of working resulting from the effects of the COVID-19 pandemic. As part of the Corporation’s Executive Leadership Development strategy, readiness courses were offered to employees in topics such as change management, conscious inclusion, leading hybrid teams, and better conversations focused on the return to office scenarios.

Diversity, Equity, and Inclusion

At Popular, we value our differences and strive to improve the workplace experience for all. As of December 31, 2021, 66% of the Corporation’s employees were female, while 34% were male. Women accounted for 63% of first and mid-level management and 30% of executive-level management as of such date. The Corporation also maintains a multidisciplinary council, headed by our Corporate Diversity Officer, which helps develop and implement initiatives to support the Corporation’s Diversity, Equity, and Inclusion (DE&I) Policy and strategy. The Corporation’s DE&I strategy seeks to broaden the inclusion, employment advancement and development of minorities and women in the workplace, as well as the utilization of suppliers owned, controlled, or operated by minorities and/or women. In addition, this strategy seeks to prepare the Corporation’s employees to recognize and value the differences of those we serve.

During 2021, Popular was honored to be included in the 2022 Bloomberg Gender Equality Index (GEI). Popular was also listed as one of the 15 best workplaces for women in the Caribbean and Central America by Great Place to Work® in 2021.

Popular is an organization committed to fair pay and conducts analyses on an annual basis with related pay adjustment strategies to address gender gaps. As a result, our gender pay gap continues to narrow and is now lower than the nationwide median, according to data from the US Census Bureau.

The Corporation has also expressed public support of movements advocating for equality such as Pride Month. In 2021, Popular established its first Employee Resource Group for our LGBT+ employees to better serve the interests of the community and create awareness and engagement among employees. Popular also introduced the Gender and Domestic Violence Policy which grants a paid 15-day leave for victims of gender violence, domestic violence, stalking and/or sexual harassment.

Employee Experience

Popular aims to provide an excellent employee experience that inspires its employees to provide customers and communities with the best service. To understand its employees’ experience, the Corporation conducts anonymous pulse and engagement surveys (including the Great Place to Work survey) as well as exit interviews to identify areas of opportunity and set and monitor action plans. In 2021, Popular was listed as one of the top 15 best workplaces in the Caribbean by Great Place to Work®. We seek to continuously measure and improve the employee experience with aims to increase employee productivity while contributing to enhance customer satisfaction and improve business results.

The Corporation launched an interactive dashboard that encompasses data surrounding different people-related topics to support the people strategy, data-driven decision-making and environmental, social and governance (“ESG”) monitoring. The dashboard provides senior management with visibility of people metrics. As of year-end 2021, our voluntary turnover rate was 11%.

Board Oversight

The Talent and Compensation Committee of the Corporation’s Board of Directors has oversight responsibility for the Corporation’s human capital management. As part of its responsibilities, the Talent and Compensation Committee reviews and advises management on the Corporation’s general compensation philosophy, programs, and policies, and on the Corporation’s talent development, succession planning, culture, diversity, equity (including pay equity) and inclusion, among other human capital topics.

We encourage you to review our Corporate Sustainability information published on www.popular.com for more detailed information regarding the Corporation’s human capital management programs and initiatives. The information on the Corporation’s website, including the Corporation’s Corporate Sustainability Reports, is not, and will not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of the Corporation’s filings with the SEC.

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

Enhanced Prudential Standards

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act and the federal banking regulators’ 2019 “Tailoring Rules,” banking organizations are categorized based on status as a U.S. G-SIB, size and four other risk-based indicators. Among bank holding companies with $100 billion or more in total consolidated assets, the most stringent standards apply to U.S. G-SIBs, which are subject to Category I standards and the least stringent standards apply to Category IV organizations, which have between $100 billion and $250 billion in total consolidated assets and less than $75 billion in all four other risk-based indicators and which are also not U.S. G-SIBs. Bank holding companies with total consolidated assets of $50 billion or more are subject to risk committee and risk management requirements. As of December 31, 2021, Popular had total consolidated assets of $75.1 billion.

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

Resolution Planning

A bank holding company with $250 billion or more in total consolidated assets (or that is a Category III firm based on certain risk-based indicators described in the Tailoring Rules) is required to report periodically to the FDIC and the Federal Reserve Board such company’s plan for its rapid and orderly resolution in the event of material financial distress or failure. In addition, insured depository institutions with total assets of $50 billion or more are required to submit to the FDIC periodic contingency plans for resolution in the event of the institution’s failure. In June 2021, the FDIC issued a Statement on Resolution Plans for Insured Depository Institutions, which, among other things, establishes a three-year filing cycle for banks with $100 billion or more in total assets and provides details regarding the content that filers will be expected to prepare.

As of December 31, 2021, Popular, PNA, BPPR and PB’s total assets were below the thresholds for applicability of these rules.

FDIC Insurance

Substantially all the deposits of BPPR and PB are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC, and BPPR and PB are subject to FDIC deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on the average consolidated total assets of the insured depository institution minus the average tangible equity of the institution during the assessment period. For larger depository institutions with over $10 billion in assets, such as BPPR and PB, the FDIC uses a “scorecard” methodology, which considers CAMELS ratings, among other measures, that seeks to capture both the probability that an individual large institution will fail and the magnitude of the impact on the DIF if such a failure occurs. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. The initial base deposit insurance assessment rate for larger depository institutions ranges from 3 to 30 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis.

As of December 31, 2021, we had a DIF average total asset less average tangible equity assessment base of approximately $69 billion.

Brokered Deposits

The FDIA and regulations adopted thereunder restrict the use of brokered deposits and the rate of interest payable on deposits for institutions that are less than well capitalized. There are no such restrictions on a bank that is well capitalized (see “Prompt Corrective Action” below for a description of the standard of “well capitalized”). Popular does not believe the brokered deposits regulations, and the proposed amendments, have had or will have a material effect on the funding or liquidity of BPPR and PB.

Capital Adequacy

Popular, Popular, BPPR and PB are each required to comply with applicable capital adequacy standards established by the federal banking agencies (the “Capital Rules”), which implement the Basel III framework set forth by Basel Committee on Banking Supervision (the “Basel Committee”) as well as certain provisions of the Dodd-Frank Act.

Among other matters, the Capital Rules: (i) impose a capital measure called “Common Equity Tier 1” (“CET1”) and the related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; and (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital. Under the Capital Rules, for most banking organizations, including Popular, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Capital Rules’ specific requirements.

Pursuant to the Capital Rules, the minimum capital ratios are:

4.5% CET1 to risk-weighted assets;

6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Capital Rules also impose a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall and eligible retained income (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). Thus, Popular, BPPR and PB are required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

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

The Capital Rules preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital. Trust preferred securities no longer included in Popular’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital. Popular has not issued any trust preferred securities since May 19, 2010. At December 31, 2021, Popular has $193 million of trust preferred securities outstanding which no longer qualify for Tier 1 capital treatment, but instead qualify for Tier 2 capital treatment.

The Capital Rules also provide for a number of deductions from and adjustments to CET1. Non-advanced approaches banking organizations are subject to rules that provide for simplified capital requirements relating to the threshold deductions for certain mortgage servicing assets, deferred tax assets, investments in the capital of unconsolidated financial institutions and inclusion of minority interests in regulatory capital.

Failure to meet capital guidelines could subject Popular and its depository institution subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on our business. Refer to “Prompt Corrective Action” below for further discussion.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. These standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to Popular, BPPR and PB. The impact of these standards on us will depend on the manner in which they are implemented by the federal bank regulators.

In December 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the Current Expected Credit Loss (“CECL”) model of ASU 2016-13. The final rule also revised the agencies’ other rules to reflect the update to the accounting standards. Popular has availed itself of the option to phase in over a period of three years the day one effects on regulatory capital from the adoption of CECL. In 2020, federal bank regulators adopted a rule that allowed banking organizations to elect to delay temporarily the estimated effects of adopting the current expected credit losses accounting standard (“CECL”) on regulatory capital until January 2022 and subsequently to phase in the effects through January 2025. Under the rule, during 2020 and 2021, the adjustment to CET1 capital reflects the change in retained earnings upon adoption of CECL at January 1, 2020, plus 25% of the increase in the allowance for credit losses since January 1, 2020.

Refer to the Consolidated Financial Statements in the Annual Report in this Form 10-K., Note 21 and Table 8 of Management’s Discussion and Analysis for the capital ratios of Popular, BPPR and PB under Basel III. Refer to the Consolidated Financial Statements in the Annual Report in this Form 10-K Note 3 for more information regarding CECL.

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

The capital-based prompt corrective action provisions of the FDIA apply to the FDIC-insured depository institutions such as BPPR and PB, but they are not directly applicable to holding companies such as Popular and PNA, which control such institutions. As of December 31, 2021, both BPPR and PB were well capitalized.

Restrictions on Dividends and Repurchases

The principal sources of funding for Popular and PNA have included dividends received from their banking and non-banking subsidiaries, asset sales and proceeds from the issuance of debt and equity. Various statutory provisions limit the amount of dividends an insured depository institution may pay to its holding company without regulatory approval. A member bank must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income for that year, combined with its retained net income for the preceding two years, after considering those years’ dividend activity, less any required transfers to surplus or to a fund for the retirement of any preferred stock. During the year ended December 31, 2021, BPPR declared cash dividends of $761 million, a portion of which was used by Popular for the payments of the cash dividends on its outstanding common stock, $350 million in accelerated stock repurchases and $181 million in the redemption of trust preferred securities. At December 31, 2021, BPPR have needed to obtain prior approval of the Federal Reserve Board before declaring a dividend due to its declared dividend activity and transfers to statutory reserves over the three year’s ended December 31, 2021. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. Pursuant to these requirements, PB may not declare or pay a dividend without the prior approval of the Federal Reserve Board and the NYSDFS.

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

Activities and Acquisitions

In general, the BHC Act limits the activities permissible for bank holding companies to the business of banking, managing or controlling banks and such other activities as the Federal Reserve Board has determined to be so closely related to banking as to be properly incidental thereto. A company who meets management and capital standards and whose subsidiary depository institutions meet management, capital and Community Reinvestment Act (“CRA”) standards may elect to be treated as a financial holding company and engage in a substantially broader range of nonbanking financial activities, including securities underwriting and dealing, insurance underwriting and making merchant banking investments in nonfinancial companies.

In order for a bank holding company to elect to be treated as a financial holding company, (i) all of its depository institution subsidiaries must be well capitalized (as described above) and well managed and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” As noted above, a bank holding company electing to be a financial holding company must be and remain well capitalized and well managed. Popular and PNA have elected to be treated as financial holding companies. A depository institution is deemed to be “well managed” if, at its most recent inspection, examination or subsequent review by the appropriate federal banking agency (or the appropriate state banking agency), the depository institution received at least a “satisfactory” composite rating and at least a “satisfactory” rating for the management component of the composite rating. If, after becoming a financial holding company, the company fails to continue to meet any of the capital or management requirements for financial holding company status, the company must enter into a confidential agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve Board may extend the agreement or may order the company to divest its subsidiary banks or the company may discontinue, or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company. In addition, if a depository institution subsidiary controlled by a financial holding company does not maintain a CRA rating of at least “satisfactory,” the financial holding company will be subject to restrictions on certain new activities and acquisitions.

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

The “Volcker Rule” adopted as part of the Dodd-Frank Act restricts the ability of Popular and its subsidiaries, including BPPR and PB as well as non-banking subsidiaries, to sponsor or invest in "covered funds," including private funds, or to engage in certain types of proprietary trading. Popular and its subsidiaries generally do not engage in the businesses subject to the Volcker Rule; therefore, the Volcker Rule does not have a material effect on our operations.

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

In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act (the “BSA”), was enacted. The AMLA is intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.

Community Reinvestment Act

The CRA requires banks to help serve the credit needs of their communities, including extending credit to low- and moderate-income individuals and geographies. Should Popular or our bank subsidiaries fail to serve adequately the community, potential penalties may include regulatory denials of applications to expand branches, relocate offices or branches, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions. In September 2020, the Federal Reserve issued an advance notice of proposed rulemaking that seeks public comment on ways to modernize the Federal Reserve’s CRA regulations. The effects on Popular of any potential change to the CRA rules will depend on the final form of any Federal Reserve rulemaking and cannot be predicted at this time.

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

The federal banking regulators have also issued guidance and proposed rules regarding cybersecurity that are intended to enhance cyber risk management standards among financial institutions. A financial institution is expected to establish lines of defense and to ensure that its risk management processes address the risk posed by compromised customer credentials. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties. In November 2021, the U.S. federal bank regulatory agencies issued a final rule requiring banking organizations, including Popular, PNA, BPPR and PB, to notify their primary federal banking regulator within 36 hours of determining that a “notification incident” has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The final rule also requires specific and immediate notifications by bank service providers that become aware of similar incidents.

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

Many states and foreign governments have also recently implemented or modified their data breach notification and data privacy requirements. The California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020 and imposes privacy compliance obligations with regard to the personal information of California residents, and the November 2020 amendment to the CCPA creates the California Privacy Protection Agency, a watchdog privacy agency, and further expands the scope of businesses covered by the law and certain rights relating to personal information. The substantive obligations under the 2020 amendment to the CCPA will become effective on January 1, 2023. In European Union, the General Data Protection Regulation heightens privacy compliance obligations and imposes strict standards for reporting data breaches. We expect this trend to continue and are continually monitoring developments in the jurisdictions in which we operate.

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

The Dodd-Frank Act requires the U.S. financial regulators, including the Federal Reserve Board, the other federal banking agencies and the SEC, to adopt rules prohibiting incentive-based payment arrangements that encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss at specified regulated entities having at least $1 billion in total assets (including Popular, PNA, BPPR and PB). The U.S. financial regulators proposed revised rules in 2016, which have not been finalized. In addition, the SEC proposed in 2015, but has not adopted in final form, rules directing national securities exchanges and associations to establish listing standards requiring companies to adopt policies that require executive officers to pay back incentive-based compensation that they were awarded erroneously. In October 2021, the SEC reopened comment period on this proposal.

Puerto Rico Regulation

As a commercial bank organized under the laws of Puerto Rico, BPPR is subject to supervision, examination and regulation by the Office of the Commissioner of Financial Institutions, pursuant to the Puerto Rico Banking Act of 1933, as amended (the “Banking Law”).

Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of BPPR be credited annually to a reserve fund. The apportionment must be done every year until the reserve fund is equal to the total of paid-in capital on common and preferred stock. During 2021, $ 78.4 million was transferred to the statutory reserve account.

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

Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2021, the legal lending limit for BPPR under this provision was approximately $315 million. In the case of loans which are secured by collateral worth at least 25% more than the amount of the loan, the maximum aggregate amount is increased to one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico. During 2020, BPPR was in compliance with the lending limit requirements of Section 17 of the Banking law.

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

We have adopted a written code of ethics that applies to all directors, officers and employees of Popular, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our Code of Ethics is available on our corporate website, www.popular.com, in the section entitled “Corporate Governance.” In the event that we make changes in, or provide waivers from, the provisions of this Code of Ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted the charters for our Audit Committee, Talent and Compensation Committee, Risk Management Committee, Corporate Governance and Nominating Committee and Technology Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website.

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

Summary

The risk factors that could adversely affect our business, financial condition, liquidity, results of operations and capital position include:

RISKS RELATING TO THE BUSINESS AND ECONOMIC ENVIRONMENT AND OUR INDUSTRY

• The coronavirus (COVID-19) pandemic has significantly disrupted the global economy and the markets in which we operate, which adversely impacted, and may continue to adversely impact, our business, financial condition and results of operation.

• A significant portion of our business is concentrated in Puerto Rico, where economic and fiscal challenges have adversely impacted and may continue to adversely impact us.

• Further deterioration in collateral values of properties securing our commercial, mortgage loan and construction portfolios would result in increased credit losses and continue to harm our results of operations.

• Legislative and regulatory reforms may have a significant impact on our business and results of operations.

RISKS RELATING TO OUR BUSINESS

• The fiscal and economic challenges of some of the jurisdictions in which we operate could materially adversely affect the value and performance of our portfolio of government securities and our loans to government entities in such jurisdictions, as well as the value and performance of commercial, mortgage and consumer loans to private borrowers who have significant relationships with the government or could be directly affected by government action in such jurisdictions. A reduction in Puerto Rico government deposits could also adversely affect our net interest income.

• Our businesses are subject to extensive regulation and we from time to time receive requests for information from departments of the U.S. and Puerto Rico governments, including those that investigate compliance with consumer protection laws and regulations.

• We are exposed to credit risk from mortgage loans that have been sold or are being serviced subject to recourse arrangements.

• Defective and repurchased loans may harm our business and financial condition.

• As a holding company, we depend on dividends and distributions from our subsidiaries for liquidity.

• Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

• Our business is susceptible to interest rate risk because a significant portion of our business involves borrowing and lending money, and investing in financial instruments. Reforms to and uncertainty regarding the London InterBank Offered Rate (LIBOR) also may adversely affect our business, financial condition and results of operations.

• If our goodwill, deferred tax assets or amortizable intangible assets become impaired, it may adversely affect our financial condition and future results of operations.

• Our compensation practices are subject to oversight by applicable regulators.

• We are subject to risk related to our own credit rating; actions by the rating agencies or having capital levels below well-capitalized could raise the cost of our obligations, which could affect our ability to borrow or to enter into hedging agreements in the future and may have other adverse effects on our business.

• We are subject to regulatory capital adequacy guidelines, and if we fail to meet these guidelines our business and financial condition will be adversely affected.

• The resolution of pending litigation and regulatory proceedings, if unfavorable, could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects.

• Complying with economic and trade sanctions programs and anti-money laundering laws and regulations can increase our operational and compliance costs and risks. If we, and our subsidiaries, affiliates or third-party service providers, are found to have failed to comply with applicable economic and trade sanctions programs and anti-money laundering laws and regulations, we could be exposed to fines, sanctions and penalties, and other regulatory actions, as well as governmental investigations.

RISKS RELATING TO OUR OPERATIONS

• We are subject to a variety of cybersecurity risks that, if realized, may have an adverse effect on our business and results of operations. These cybersecurity risks have been heightened by the increase on our employees’ remote work capabilities and in the use of digital channels by our customers as a result of the COVID-19 pandemic.

• We rely on other companies to provide key components of our business infrastructure.

• Unforeseen or catastrophic events, including extreme weather events and other natural disasters, man-made disasters, acts of violence or war, or the emergence of pandemics or epidemics, could cause a disruption in our operations or other consequences that could have a material adverse effect on our financial condition and results of operations. Climate change could also have a material adverse impact on our business operations and that of our clients and customers.

RISKS RELATED TO ACQUISITION TRANSACTIONS

• Potential acquisitions of businesses or loan portfolios could increase some of the risks that we face, and may be delayed or prohibited due to regulatory constraints.

RISKS RELATING TO OUR RELATIONSHIP WITH EVERTEC

• We are dependent on EVERTEC, Inc. for certain of our core financial transaction processing and information technology and security services, which exposes us to a number of operational risks that could have a material adverse effect on us.

• Popular faces significant and increasing competition in the rapidly evolving financial services industry. If EVERTEC, Inc. is unable to meet constant technological changes and react quickly to meet new industry standards, we may be unable to enhance our current services and introduce new products and services in a timely and cost-effective manner, placing us at a competitive disadvantage and significantly affecting our business, financial condition and results of operations.

• The transition to new financial services technology providers, and the replacement of services currently provided to us by EVERTEC, Inc., will be lengthy and complex.

• The value of our remaining ownership interest in EVERTEC, Inc., and the revenues we derive from EVERTEC, Inc., could be materially reduced if we decided not to renew our agreements with EVERTEC, Inc. or were to terminate them before the expiration of their term. The EVERTEC Transaction (as defined below) could also result in a material reduction in the value of our ownership interest in EVERTEC, Inc., will eliminate our rights to nominate directors to EVERTEC, Inc.’s board of directors and is expected to result in the elimination of the income we report from this investment.

• The proposed EVERTEC Transaction is subject to closing conditions and subjects Popular to additional risks.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

• Dividends on our Common Stock and Preferred Stock may be suspended and stockholders may not receive funds in connection with their investment in our Common Stock or Preferred Stock without selling their shares.

• Certain of the provisions contained in our Certificate of Incorporation have the effect of making it more difficult to change the Board of Directors, and may make the Board of Directors less responsive to stockholder control.

The above summary is subject in its entirety to the discussion of the risk factors set forth below.

Risk Factors

RISKS RELATING TO THE BUSINESS and economic ENVIRONMENT AND OUR INDUSTRY

The coronavirus (COVID-19) pandemic has significantly disrupted the global economy and the markets in which we operate, which adversely impacted, and may continue to adversely impact, our business, financial condition and results of operation. Its continued impact will depend on future developments, which are highly uncertain and difficult to predict, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.

The COVID-19 pandemic has significantly disrupted and negatively impacted the global economy, disrupted global supply chains, created significant volatility in the financial markets, significantly increased unemployment levels worldwide and decreased consumer confidence and commercial activity generally, including in the markets in which we do business, leading to an increased risk of delinquencies, defaults and foreclosures. The COVID-19 pandemic also contributed to higher and more volatile credit loss expense and potential for increased charge-offs; loan and credit ratings downgrades; credit deterioration and defaults in many industries; a significant increase in the volatility of equity, fixed income and commodity markets; and a decrease in the rates and yields on U.S. Treasury securities and other investment securities, which led to decreased net interest income.

In response to the pandemic, governments across the world, including the governments of Puerto Rico (our primary market), the United States Virgin Islands (“USVI”) and the British Virgin Islands (“BVI”), as well as state governments in the United States mainland, including New York, New Jersey and Florida, where Popular Bank (“PB”) has branches, initially ordered the temporary closure of many businesses, implemented mandatory curfews and the institution of social distancing, shelter in place and other health and safety requirements. Although many of these restrictive measures have been eased or lifted, certain restrictive measures remain in place and additional restrictive measures may be implemented in the future as a result of a resurgence in the spread of the virus or new strains of the virus. The restrictions imposed by governments in response to the outbreak caused significant disruption to economic activity and an increase in unemployment in the markets in which we operate, including Puerto Rico, which has been facing significant fiscal and economic challenges for over a decade. For more information, refer to the Geographic and Government Risk section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section in the Annual Report on this Form 10-K. Further deterioration of the Puerto Rico, USVI, BVI and the broader U.S. economy would be expected to adversely affect the ability of our borrowers to comply with their financial obligations and adversely impact demand for our products and services. The disruption in economic activity could also adversely affect the financial condition of government entities in Puerto Rico, the USVI and BVI to which we have exposure.

The COVID-19 pandemic also significantly disrupted our operations and negatively impacted our business and financial condition. Many of BPPR’s and PB’s branches were temporarily closed in response to the pandemic. Currently, all BPPR’s and PB’s branches are operating, subject to measures to preserve the health and safety of our employees and customers. To protect the health and safety of our workforce, we have facilitated a significant portion of our workforce to work remotely, which further exposes the Corporation to heightened risks with respect to cybersecurity, information security and other operational incidents, as well as our ability to maintain an effective system of internal controls. Furthermore, although we have implemented a remote work protocol for many of our workers and instituted health and safety measures to protect employees that cannot work remotely, a disruption to our ability to deliver financial products or services to, or interact with, our customers could also result in losses or increased operational costs, regulatory fines, penalties and other sanctions, or harm our reputation.

Furthermore, in response to the pandemic, the Corporation implemented temporary measures to provide financial relief to customers through programs such as payment moratoriums, suspensions of foreclosures and other collection activity, as well as waivers of certain fees and service charges. By the end of the third quarter of 2020, the Corporation had reinstated the imposition of these fees and service charges and resumed its delinquent loan collection efforts. The Federal Government also approved several economic stimulus measures, including the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, to cushion the economic fallout of the pandemic, including guaranteeing loans to small and medium-sized businesses through the Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP”). However, there can be no assurance that measures taken by governmental authorities will be sufficient to offset the pandemic’s economic impact. In addition, moratoriums imposed by Federal or state law or provided voluntarily by the Corporation may limit our ability to determine the impact of the COVID-19 pandemic on the financial condition of certain of our customers and the credit quality of our loan portfolio until borrowers that benefit from such moratoriums are required to resume loan repayments. Such moratorium and stimulus programs have also imposed significant operational burdens on the Corporation, which also heighten the risk of operational incidents, including fraud and undetected errors. Our participation (or lack of participation) in certain governmental programs enacted in response to the pandemic, including the PPP, could further result in reputational harm, litigation and regulatory and other government action against the Corporation. For example, the Corporation may be exposed to the risk of litigation, from both customers and non-customers that approached the Corporation regarding PPP loans, regarding its process and procedures used in processing applications under the PPP and may be exposed to adverse action for the improper conduct of its employees in connection with such loans. Furthermore, the Corporation may also have credit risk with respect to PPP loans if the SBA determines that there have been deficiencies in the way a PPP loan was originated, funded, or serviced by the Corporation, and denies its liability under the guaranty, reduces the amount of the guaranty or, if it has already paid under the guaranty, seeks recovery of any loss related to the deficiency from the Corporation.

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

Our credit exposure is concentrated in Puerto Rico, which accounted as of December 31, 2021 for approximately 84% of our total assets, 85% of our deposits and 82% of our revenues for the year ended December 31, 2021. As such, our financial condition and results of operations are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets and asset values in Puerto Rico. Puerto Rico entered recession in the fourth quarter of fiscal year 2006 and its gross national product (GNP) thereafter contracted in real terms every year between fiscal years 2007 and 2018 (inclusive), except fiscal year 2012. Pursuant to the latest Puerto Rico Planning Board (the “Planning Board”) estimates, published in March 2021, the Commonwealth’s real GNP increased by 1.8% in fiscal year 2019 due to the influx of federal funds and private insurance payments to repair damage caused by Hurricanes Irma and María. However, the planning Board estimates that the Commonwealth’s real GNP decreased by approximately 3.2% in fiscal year 2020 due primarily to the adverse impact of the COVID-19 pandemic and the measures taken by the government in response to the same. The Planning Board projected that the negative effects of COVID-19 would continue through fiscal year 2021, resulting in a contraction in real GNP of approximately -2%, followed by 0.8% GNP growth in the current fiscal year.

The Commonwealth’s government has also been facing significant fiscal challenges that may have been exacerbated by the COVID-19 pandemic. The historical structural imbalance between revenues and expenditures, on the one hand, and unfunded legacy pension obligations, on the other hand, coupled with the Commonwealth’s inability to access financing in the capital markets or from private lenders, resulted in the Commonwealth and various public corporations defaulting on and eventually seeking to restructure their debts and for the U.S. Congress to enact the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”) in June 2016. PROMESA, among other things, established a seven-member federally-appointed oversight board (the “Oversight Board”) with broad powers over the finances of the Commonwealth and its instrumentalities and provided to the Commonwealth, its public corporations and municipalities, broad-based restructuring authority, including through a bankruptcy-type process similar to that of Chapter 9 of the U.S. Bankruptcy Code. For a discussion of risks related to the Corporation’s credit exposure to the Commonwealth and its instrumentalities, see the Geographic and Government Risk section in the MD&A section of the Annual Report on this Form 10-K.

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

The value of properties in some of the markets we serve, in particular in Puerto Rico, declined during the past decade as a result of adverse economic conditions, although the value of properties in some of these markets have recently showed signs of recovery. The deterioration of the value of real estate collateral securing our commercial, mortgage loan and construction loan portfolios resulted in increased credit losses. As of December 31, 2021, approximately 29%, 25% and 2%, of our loan portfolio consisted of commercial loans secured by real estate, mortgage loans and construction loans, respectively.

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

A further deterioration of the fair value of real estate properties for collateral dependent impaired loans would require increases in our provision for loan losses and allowance for loan losses. Any such increase would have an adverse effect on our future financial condition and results of operations. For more information on the credit quality of our construction, commercial and mortgage portfolio, see the Credit Risk section of the MD&A included in the Annual Report on this Form 10-K.

Legislative and regulatory reforms may have a significant impact on our business and results of operations.

Popular is subject to extensive regulation, supervision and examination by federal, New York and Puerto Rico banking authorities. Any change in applicable federal, New York or Puerto Rico laws or regulations (or laws and regulations in other jurisdictions in which we may do business, such as California) could have a substantial impact on our operations. Additional laws and regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations, which could have a material adverse effect on our financial condition and results of operations. Further, regulators in the performance of their supervisory and enforcement duties, have significant discretion and power to prevent or remedy unsafe and unsound practices or violations of laws by banks and bank holding companies. The exercise of this regulatory discretion and power could have a negative impact on Popular. Furthermore, the Commonwealth has enacted various reforms in response to its fiscal and economic problems and is likely to implement additional reforms as part of its obligations under PROMESA.

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

We have direct and indirect lending and investment exposure to the Puerto Rico government, its public corporations and municipalities. A deterioration of the Commonwealth’s fiscal and economic condition, including as a result of the COVID-19 pandemic and/or actions taken by the Commonwealth government or the Oversight Board to address Puerto Rico’s fiscal crisis, could materially adversely affect the value and performance of our Puerto Rico government obligations, as well as the value and performance of commercial, mortgage and consumer loans to private borrowers who have significant relationships with the government or could be directly affected by government action, resulting in losses to us.

At December 31, 2021, our direct exposure to Puerto Rico government obligations was limited to obligations from various municipalities and amounted to $367 million. In addition, at December 31, 2021, the Corporation had $275 million in loans insured or securities issued by Puerto Rico governmental entities but for which the principal source of repayment is non-governmental. For additional discussion of the Corporation’s exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to the Geographic and Government Risk section in the MD&A section of the Annual Report on this Form 10-K.

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

Furthermore, BPPR has a significant amount of deposits from the Commonwealth, its instrumentalities, and municipalities. The amount of such deposits may fluctuate depending on the financial condition and liquidity of such entities, as well as on the ability of BPPR to maintain these customer relationships. A significant portion of the Commonwealth’s deposits are expected be used by the Commonwealth pursuant to the Plan of Adjustment for the Commonwealth confirmed by the PROMESA Title III Court, which is expected to become effective on or about March 15, 2022. While a significant decrease in these deposits should not materially affect our liquidity since such deposits are collateralized, a significant decrease in the amount of such deposits could adversely affect our net interest income.

BPPR also has operations in the USVI and has credit exposure to USVI government entities. At December 31, 2021, BPPR’s direct exposure to USVI instrumentalities and public corporations amounted to approximately $70 million, of which $68 million is outstanding. The USVI has been experiencing several fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations. For additional information on the Corporation’s exposure to the USVI government, refer to the Geographic and Government Risk section in the MD&A section of the Annual Report on Form 10-K.

Our businesses are subject to extensive regulation and we from time to time receive requests for information from departments of the U.S. and Puerto Rico governments, including those that investigate compliance with consumer protection laws and regulations.

Our businesses are subject to extensive regulation and we from time to time self-report compliance matters to, or receive requests for information from, departments of the U.S. and Puerto Rico governments, including with respect to compliance with consumer protection laws and regulations. For example, BPPR has in the past received subpoenas and other requests for information from the departments of the U.S. government that investigate mortgage-related conduct, mainly concerning real estate appraisals and residential and construction loans in Puerto Rico. BPPR has also self-identified and reported to applicable regulators matters with respect to mortgage and other consumer lending practices.

Incidents of this nature and investigations or examinations by governmental authorities may result in judgments, settlements, fines, enforcement actions, penalties or other sanctions adverse to the Corporation which could materially and adversely affect the Corporation’s business, financial condition or results of operations, or cause serious reputational harm.

We are exposed to credit risk from mortgage loans that have been sold or are being serviced subject to recourse arrangements.

Popular is generally at risk for mortgage loan defaults from the time it funds a loan until the time the loan is sold or securitized into a mortgage-backed security. We have furthermore retained, through recourse arrangements, part of the credit risk on sales of mortgage loans, and we also service certain mortgage loan portfolios with recourse. At December 31, 2021, we serviced $0.7 billion in residential mortgage loans subject to credit recourse provisions, principally loans associated with Fannie Mae and Freddie Mac programs. In the event of any customer default, pursuant to the credit recourse provided, we are required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that we would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2021, we repurchased approximately $19 million in mortgage loans subject to credit recourse provisions. In the event of nonperformance by the borrower, we have rights to the underlying collateral securing the mortgage loan. As of December 31, 2021, our liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $12 million. We may suffer losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing of the related property.

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

A loan that does not comply with these representations and warranties may take longer to sell, may impact our ability to obtain third party financing for the loan, and be unsalable or salable only at a significant discount. If such a loan is sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any loss, either of which could reduce our cash available for operations and liquidity. Management believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but mistakes may be made, or certain employees may deliberately violate our lending policies. We seek to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. We have established specific reserves for probable losses related to repurchases resulting from representations and warranty violations on specific portfolios. At December 31, 2021, our reserve for estimated losses from representation and warranty arrangements amounted to $839 thousand, which was included as part of other liabilities in the consolidated statement of financial condition. Nonetheless, we do not expect any such losses to be significant, although if they were to occur, they would adversely impact our results of operations and financial condition.

As a holding company, we depend on dividends and distributions from our subsidiaries for liquidity.

We are a bank holding company and depend primarily on dividends from our banking and other operating subsidiaries to fund our cash needs. These obligations and needs include declaring dividends to our shareholders of our common stock, capitalizing subsidiaries, repaying maturing debt and paying debt service on outstanding debt. Our banking subsidiaries, BPPR and PB, are limited by law in their ability to make dividend payments and other distributions to us based on their earnings and capital position. Based on its current financial condition, PB may not declare or pay a dividend without the prior approval of the Federal Reserve Board and the NYSDFS. A failure by our banking subsidiaries to generate sufficient income and free cash flow to make dividend payments to us may have a negative impact on our financial condition, liquidity, results of operation and capital position and may affect our ability to pay dividends to our shareholders and to repurchase shares of our common stock. Additionally, adverse macroeconomic conditions caused by the COVID-19 pandemic could also result in restrictions from regulators on dividends and repurchases of our common stock, which could limit the capital we return to our shareholders. Also, a failure by the bank holding company to access sufficient liquidity resources to meet all projected cash needs in the ordinary course of business may have a detrimental impact on our financial condition and ability to compete in the market.

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

Our business and financial performance are impacted by market interest rates and movements in those rates. Since a high percentage of our assets and liabilities are interest bearing or otherwise sensitive in value to changes in interest rates, changes in rates, in the shape of the yield curve or in spreads between different types of rates can have a material impact on our results of operations and the values of our assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Interest rates are also highly sensitive to many factors over which we have no control and which we may not be able to anticipate adequately, including general economic conditions and the monetary and tax policies of various governmental bodies, particularly the Federal Reserve. For a discussion of the Corporation’s interest rate sensitivity, please refer to the “Risk Management” section of the MD&A of the Annual Report on this Form 10-K.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, the LIBOR administration announced that it would consider continuing publication of certain US dollar LIBOR settings until June 30, 2023, subject to applicable regulations. In response to this announcement, Federal regulators issued a statement that, among other things, encouraged all financial institutions to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, interest rates on floating rate obligations, loans, deposits, derivatives and other financial instruments held by the Corporation and tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Any failure by market participants and regulators to successfully implement benchmark rates to replace LIBOR and effectively establish transitional arrangements to address the discontinuation of LIBOR could also result in disruption in the financial markets. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates.

Regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is difficult to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments. The Corporation has adopted fallback language for LIBOR-linked financial instruments and is implementing alternative rates for the origination of new loans. However, certain contractual documents governing the Corporation’s LIBOR-linked financial instruments may not provide effective fallback language in the event LIBOR rates cease to be published, which may present the Corporation with legal and regulatory risk if, for example, the Corporation is unable to amend these financial instruments prior to such cessation.

If our goodwill, deferred tax assets or amortizable intangible assets become impaired, it may adversely affect our financial condition and future results of operations.

As of December 31, 2021, we had approximately $ 720 million, $657 million and $15 million, respectively, of goodwill, net deferred tax assets and amortizable intangible assets recorded on our balance sheet. If our goodwill, deferred tax assets or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

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

The Dodd-Frank Act requires the U.S. financial regulators, including the Federal Reserve Board, the other federal banking agencies and the SEC, to adopt rules prohibiting incentive-based payment arrangements that encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss at specified regulated entities having at least $1 billion in total assets (including Popular, PNA, BPPR and PB). The U.S. financial regulators proposed revised rules in 2016, which have not been finalized. Compliance with such revised rules may substantially affect the way in which we structure compensation for our executives and other employees. In addition, in 2015, the SEC proposed rules directing national securities exchanges and associations to establish listing standards requiring companies to adopt policies that require executive officers to pay back incentive-based compensation that they were awarded erroneously. Those rules have not been adopted. In October 2021, the SEC reopened the comment period on these proposed rules. For a more detailed discussion of these proposed rules, see the “Supervision and Regulation—Incentive Compensation” section in Item 1. Business of this Form 10-K.

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

Actions by the rating agencies could raise the cost of our borrowings since lower rated securities are usually required by the market to pay higher rates than obligations of higher credit quality. Our credit ratings were reduced substantially in 2009, and, although one of the three major rating agencies upgraded our senior unsecured rating back to “investment grade” during 2021, the remaining two rating agencies have not upgraded their current “non-investment grade” rating. The market for non-investment grade securities is much smaller and less liquid than for investment grade securities. Therefore, if we were to attempt to issue preferred stock or debt securities into the capital markets, it is possible that there would not be sufficient demand to complete a transaction and the cost could be substantially higher than for more highly rated securities.

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

Our banking subsidiaries have servicing, licensing and custodial agreements with third parties that include ratings covenants. Upon failure to maintain the required credit ratings, the third parties could have the right to require us to engage a substitute fund custodian and increase collateral levels securing the recourse obligations. Popular services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require us to post collateral to secure such recourse obligations if our required credit ratings are not maintained. Collateral pledged by us to secure recourse obligations approximated $32 million at December 31, 2021. We could be required to post additional collateral under the agreements. Management expects that we would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of custodian funds could reduce our liquidity resources and impact its operating results. The termination of those agreements or the inability to realize servicing income for our businesses could have an adverse effect on those businesses. Other counterparties are also sensitive to the risk of a ratings downgrade and the implications for our businesses and may be less likely to engage in transactions with us, or may only engage in them at a substantially higher cost, if our ratings remain below investment grade.

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

We face legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. For further information relating to our legal risk, see Note 24 - “Commitments & Contingencies”, to the Consolidated Financial Statements in the Annual Report on this Form 10-K.

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

RISKS RELATING TO OUR OPERATIONS

We are subject to a variety of cybersecurity risks that, if realized, may have an adverse effect on our business and results of operations. These cybersecurity risks have been heightened by the increase on our employees’ remote work capabilities and in the use of digital channels by our customers as a result of the COVID-19 pandemic.

Information security risks for large financial institutions such as Popular have increased significantly in recent years in part because of the proliferation of new technologies, such as Internet and mobile banking to conduct instant financial transactions anywhere globally, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, hacktivists and other parties. In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to transmit and store sensitive data. We employ a layered defensive approach that employs people, processes and technology to manage and maintain cybersecurity controls through a variety of preventative and detective tools that monitor, block, and provide alerts regarding suspicious activity and identify suspected advanced persistent threats. Notwithstanding our defensive measures and the significant resources we devote to protect the security of our systems, there is no assurance that all of our security measures will be effective at all times, especially as the threats from cyber-attacks is continuous and severe. The risk of a security breach due to a cyber attack could increase in the future as we continue to expand our mobile banking and other internet-based product offerings and Popular’s internal use of internet-based products and applications.

We continue to detect and identify attacks that are becoming more sophisticated and increasing in volume, as well as attackers that respond rapidly to changes in defensive countermeasures. We have been the target of phishing attacks in the past, targeting both our customers and employees through brand and email impersonation, that have compromised the email accounts of certain of our customers and employees. We continually monitor and address those vulnerabilities and continue to enhance our security measures to detect and prevent such incidents, while enhancing employee and customer trainings and awareness campaigns. There can be no assurances, however, that there will not be further compromises of sensitive customer information in the future. Furthermore, increased use of remote access and third-party video conferencing solutions during the COVID-19 pandemic, to enable work-from-home arrangements for employees, and facilitating the use of digital channels by our customers, has increased our exposure to cyber attacks. In addition, a third party could misappropriate confidential information obtained by intercepting signals or communications from mobile devices used by Popular’s customers or employees.

The most significant cyber-attack risks that we may face are e-fraud, denial-of-service (DDoS), ransomware, computer intrusion and the exploitation of software zero-day vulnerabilities that might result in disruption of services and in the exposure or loss of customer or proprietary data. Loss from e-fraud occurs when cybercriminals compromise our systems or the systems of our customers and extract funds from customer’s credit cards or bank accounts. Denial-of-service disrupts services available to our customers through our on-line banking system. Computer intrusion attempts might result in the compromise of sensitive customer data, such as account numbers, credit cards and social security numbers, and could present significant reputational, legal and regulatory costs to Popular if successful. Additionally, cyber-security risks have been recently exacerbated by the discovery of zero-day vulnerabilities in widely distributed third party software, as seen in the Apache log4j vulnerability reported in December 2021, which could affect Popular’s or any of its service provider’s systems. Recent events have also illustrated increased geo-political factors and the risks related to supply-chain compromises and de-stabilizing activities linked to nation-state sponsored activity as an increasing trend to monitor actively. Risks and exposures related to cyber security attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, including the rise in the use of cyber-attacks as geopolitical weapons, as well as the expanding use of digital channels for banking, such as mobile banking and other technology-based products and services used by us and our customers. Although we are regularly targeted by unauthorized threat-actor activity, we have not, to date, experienced any material losses as a result of any cyber-attacks.

A successful compromise or circumvention of the security of our systems could have serious negative consequences for us, including significant disruption of our operations and those of our clients, customers and counterparties, misappropriation of confidential information of us or that of our clients, customers, counterparties or employees, or damage to computers or systems used by us or by our clients, customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could have a material adverse effect on us. For example, if personal, non-public, confidential or proprietary information in our possession were to be mishandled, misused or stolen, we could suffer significant regulatory consequences, reputational damage and financial loss. The extent of a particular cyber attack and the steps that we may need to take to investigate the attack may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed. While such an investigation is ongoing, Popular may not necessarily know the full extent of the harm caused by the cyber attack, and that damage may continue to spread. These factors may inhibit our ability to provide rapid, full and reliable information about the cyber attack to our clients, customers, counterparties and regulators, as well as the public. Furthermore, it may not be clear how best to contain and remediate the potential harm caused by the cyber attack, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Any or all of these factors could further increase the impact of the incident and thereby the costs and consequences of a cyber attack. For a discussion of the guidance that federal banking regulators have released regarding cybersecurity and cyber risk management standards, see “Regulation and Supervision” in Part I, Item 1 — Business, included in this Form 10-K. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

We also rely on third parties for the performance of a significant portion of our information technology functions and the provision of information security, technology and business process services. As a result, a successful compromise or circumvention of the security of the systems of these third-party service providers could have serious negative consequences for us, including misappropriation of confidential information of us or that of our clients, customers, counterparties or employees, or other negative implications identified above with respect to a cyber-attack on our systems, which could have a material adverse effect on us. The most important of these third-party service providers for us is EVERTEC, and certain risks particular to EVERTEC are discussed under “Risks Relating to our Relationship with Evertec”. During 2021, we determined that, as a result of the widely reported breach of Accellion, Inc.’s File Transfer Appliance tool, which was being used at the time of such breach by a U.S.-based third-party advisory services vendor of Popular, personal information of certain Popular customers was compromised. As a result, Popular notified, as required or otherwise deemed appropriate, customers identified as affected by the incident. Although we are not aware of fraudulent activity in connection with this incident, Popular’s networks and systems were not impacted, and our third-party service provider agreed to cover external remediation costs associated with the incident. A compromise of the personal information of our customers maintained by third party vendors could result in significant regulatory consequences, reputational damage and financial loss to us. The success of our business depends in part on the continuing ability of these (and other) third parties to perform these functions and services in a timely and satisfactory manner, which performance could be disrupted or otherwise adversely affected due to failures or other information security events originating at the third parties or at the third parties’ suppliers or vendors (so-called “fourth party risk”). We may not be able to effectively monitor or mitigate fourth-party risk, in particular as it relates to the use of common suppliers or vendors by the third parties that perform functions and services for us.

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate and remediate any information security vulnerabilities or incidents. System enhancements and updates may also create risks associated with implementing new systems and integrating them with existing ones, including risks associated with supply chain compromises and the software development lifecycle of the systems used by us and our service providers. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our layers of defense can itself create a risk of systems disruptions and security issues. In addition, addressing certain information security vulnerabilities, such as hardware-based vulnerabilities, may affect the performance of our information technology systems. The ability of our hardware and software providers to deliver patches and updates to mitigate vulnerabilities in a timely manner can introduce additional risks, particularly when a vulnerability is being actively exploited by threat actors. Moreover, our ability to timely mitigate vulnerabilities and manage such risks, given the rise in number of required patches and third-party software “zero-day vulnerabilities”, may impact our day-to-day operations, the availability of our systems and delay the deployment of technology enhancements and innovation.

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

Unforeseen or catastrophic events, including extreme weather events and other natural disasters, man-made disasters, acts of violence or war, or the emergence of pandemics or epidemics, could cause a disruption in our operations or other consequences that could have a material adverse effect on our financial condition and results of operations. Climate change could also have a material adverse impact on our business operations and that of our clients and customers.

The occurrence of unforeseen or catastrophic events in the markets in which we do business, including extreme weather events and other natural disasters, man-made disasters, acts of violence or war, or the emergence of pandemics could cause a disruption in our operations and have a material adverse effect on our financial condition and results of operations. A significant portion of our operations are located in Puerto Rico, the USVI and BVI, a region susceptible to hurricanes, earthquakes and other similar events. For example, in 2017, our operations in Puerto Rico, the USVI and BVI were significantly disrupted by the impact of Hurricanes Irma and Maria. In January 2020, Puerto Rico was impacted by a magnitude 6.4 earthquake which caused island-wide power outages and significant damage to infrastructure and property in the southwest region of the island. Future natural disasters can again cause disruption to our operations and could have a material adverse effect on our business, financial condition or results of operations. We maintain insurance against natural disasters including coverage for lost profits and extra expense; however, there is no insurance against the disruption that a catastrophic natural disaster could produce to the markets that we serve and the potential negative impact to economic activity. Further, future natural disasters in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may further adversely impact the value of any collateral held by us. Man-made disasters, pandemics, epidemics and other events connected with the regions in which we operate could have similar effects. The frequency, severity and impact of future hurricanes, earthquakes, pandemics, epidemics and other similar events are difficult to predict. Any actual or threatened war, terrorist activity, geopolitical events or other acts of violence, both in the markets in which we do business or globally, could result in economic disruption, heightened volatility in financial markets and diminished consumer, business and investor confidence, among others, adversely impacting our business, financial condition and results of operation.

Furthermore, we operate in regions, countries and communities where our business and the activities and operations of our clients and customers may be further disrupted by global climate change. Potential physical risks from climate change include the increase in the frequency and severity of weather events, such as storms and hurricanes, and long-term shifts in climate patterns, such as sustained higher and lower temperatures, sea level rise, heat waves and droughts, among others. These events may cause disruptions in our business and operations and the destruction of our properties and assets. Furthermore, these severe weather events may also disrupt the businesses and operations of our clients and customers and damage the properties and assets of our borrowers, adversely affecting the financial condition of our clients and customers and the value of any collateral held by us. Losses resulting from these disasters and severe weather events may make it more difficult for our borrowers to timely repay their loans. If these events occur, we may experience a decrease in the value of our loan portfolio and our revenue, and may incur in additional operational expenses, each of which could have a material adverse effect on our financial condition and results of operations. Additionally, the impact of climate change in the markets that we operate and in other global markets may have the effect of increasing the costs or reducing the availability of insurance needed for our business operations. Climate change may also create transitional risks resulting from a shift to a low-carbon economy. These transition risks, which we may be subject to, may include changes in the legal and regulatory landscape, technology, consumer sentiment and preferences, and market demands that seek to mitigate the effects of climate change. These climate driven changes could have a material adverse impact on asset values and on our business and financial performance and those of our clients and customers.

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

In connection with the sale of a 51% ownership interest in EVERTEC in the third quarter of 2010, we entered into a long-term Amended and Restated Master Services Agreement (the “Current MSA”) with EVERTEC, pursuant to which we agreed to receive from EVERTEC, on an exclusive basis, certain core banking and financial transaction processing and information technology and security services. The term of the Current MSA extends until September 30, 2025. Under the Current MSA, we also granted EVERTEC a right of first refusal over certain services or products and development projects related to the services thereunder provided. We also entered into several other agreements, generally coterminous with the Current MSA, pursuant to which BPPR agreed to sponsor EVERTEC as an independent sales organization with respect to certain credit card associations, agreed to certain exclusivity and non-solicitation restrictions with respect to merchant services (the “Current ISO Agreement”), and agreed to support the ATH brand and network (the “Current ATH Agreement”), among other matters. As a result, we are dependent on EVERTEC for the provision of essential services to our business, including our core banking business, and there can be no assurances that the quality of the services will be appropriate or that EVERTEC will be able to continue to provide us with the necessary financial transaction processing, security and technology services. As a result, our relationship with EVERTEC exposes us to operational, cybersecurity and business risks that could have a material adverse effect on us.

As a result of our agreements with EVERTEC, we are particularly exposed to the operational risks of EVERTEC, including those relating to a breakdown or failure of EVERTEC’s systems or internal controls environment, including as a result of security breaches or attacks, employee error or malfeasance, system breakdowns, vulnerabilities, obsolescence or otherwise. Over the term of the Current MSA, we have experienced various interruptions and delays in key services provided by EVERTEC, as well as cyber breaches, as a result of system breakdowns, misconfigurations and instances of application obsolescence, which has led in the past to exposure of BPPR customer information. There can be no assurances that there will not be further compromises of sensitive customer information in the future because of the aforementioned causes. The continuance or increase in service delays or interruptions, vulnerabilities in EVERTEC’s information systems, or cyberattacks to, or breaches to the confidentiality of the information that resides in such systems, could harm our business by disrupting our delivery of services, expose us to regulatory, legal and compliance risk and damage our reputation, which could have a material adverse impact on our financial condition and results of operations. For further information regarding our cybersecurity risks, refer to the “We are subject to a variety of cybersecurity risks that, if realized, could adversely affect how we conduct our business” risk factor. Our ability to recover from EVERTEC for breach of the Current MSA, including the failure to meet the service levels provided for therein, may not fully compensate us for the damages we may suffer as a result of such breach.

As previously announced and as described in our Current Report on Form 8-K filed with the SEC on February 24, 2022, on February 24, 2022, we and BPPR entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which we agreed to purchase from EVERTEC certain information technology and related assets used by EVERTEC to service certain of BPPR’s key channels (the “Acquired Assets”) under the Current MSA and assume certain liabilities relating thereto (the “EVERTEC Transaction”). Upon consummation of the EVERTEC Transaction (the “EVERTEC Transaction Closing”), the parties to the EVERTEC Transaction will enter into certain commercial agreements, including an amendment and restatement of the Current MSA in substantially the form attached to the Purchase Agreement (the “Second A&R MSA”). A copy of the form of the Second A&R MSA is included in Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 24, 2022. The term of the Second A&R MSA will expire on September 30, 2028, which would be a three-year extension of the term of the Current MSA. In addition, upon the EVERTEC Transaction Closing, the term of the Current ISO Agreement will be extended for a ten-year period and the term of the Current ATH Agreement will be extended for a five-year period. These extensions would prolong the duration of time during which we will be exposed to operational, cybersecurity and business risks arising out of our relationship with EVERTEC. However, we would no longer be subject to the exclusivity obligations of the Current MSA, nor would EVERTEC have the right of first refusal with respect to certain services or products and development projects that it has under the Current MSA. As a result, we expect that the scope of services for which we are dependent on EVERTEC will decrease following the EVERTEC Transaction Closing, subject to the successful completion of the EVERTEC Transaction and the risk factors related thereto (as discussed below).

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

We operate in a highly competitive environment in which we must evolve and adapt to the significant changes as a result of technological advances. For example, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products. We compete on the basis of the quality and variety of products and services offered, innovation, price, ease of use, reputation and transaction execution. To compete effectively, we need to constantly enhance and modify our products and services and introduce new products and services to attract and retain clients or to match products and services offered by our competitors, including technology companies and other nonbank firms that are engaged in providing similar products and services. These enhancements and new products and services require the delivery of technology services by EVERTEC pursuant to the Current MSA, making our success dependent on EVERTEC’s ability to timely complete and introduce these enhancements and new products and services in a cost-effective manner. This dependence will continue following the EVERTEC Transaction Closing, but the completion of the EVERTEC Transaction is expected to improve our ability to manage and control the development of the customer channels supported by the Acquired Assets and would eliminate certain provisions of the Current MSA that currently require us to use EVERTEC to develop and implement new or enhanced products and services, including with respect to such customer channels.

Some of our competitors rely on financial services technology and outsourcing companies that are much larger than EVERTEC and that may have better technological capabilities and product offerings. Furthermore, financial services technology companies typically make capital investments to develop and modify their product and service offerings to facilitate their customers’ compliance with the extensive and evolving regulatory and industry requirements, and in most cases such costs are borne by the technology provider. Because of our contractual relationship with EVERTEC, however, we have in the past borne the full cost of such developments and modifications and may be required to do so in the future, subject to the terms of the Current MSA (or if the Evertec Transaction Closing occurs, the Second A&R MSA).

Moreover, the terms, speed, scalability and functionality of certain of EVERTEC’s technology services are not competitive when compared to offerings from its competitors. Evertec’s failure to sufficiently invest in and upscale its technology and services infrastructure to meet the rapidly changing technology demands of our industry may result in us being unable to meet customer expectations and attract or retain customers. Any such impact could, in turn, reduce Popular’s revenues, place us in a competitive disadvantage and significantly affect our business, financial condition and results of operations. While the EVERTEC Transaction Closing is expected to result in a narrowing of the scope of services which we are dependent on EVERTEC to obtain and in releasing us from exclusivity restrictions that limit our ability to engage other third-party providers of financial technology services, it would also result in extensions of certain existing commercial agreements with EVERTEC and, as a result, would prolong the duration of our exposure to the risks presented by EVERTEC’s technological capabilities and its failures to enhance its products and services and otherwise meet evolving demands.

The transition to new financial services technology providers, and the replacement of services currently provided to us by EVERTEC, will be lengthy and complex.

Switching from one vendor of core bank processing and related technology and security services to a new vendor is a complex process that carries business and financial risks, even where such a switch can be accomplished without violating our contractual obligations to EVERTEC. The implementation cycle for such a transition can be lengthy and require significant financial and management resources from us. Such a transition can also expose us, and our clients, to increased costs (including conversion costs), business disruption, as well as operational and cybersecurity risks. Upon the transition of all or a portion of existing services provided by EVERTEC to a new financial services technology provider, either (i) at the end of the term of the Current MSA (or, following the EVERTEC Transaction Closing, the Second A&R MSA) and related agreements or (ii) earlier upon the occurrence of an early termination thereunder (or, following the EVERTEC Transaction Closing, upon the termination of any service for convenience under the Second A&R MSA), these transition risks could result in an adverse effect on our business, financial condition and results of operations. Although EVERTEC has agreed to provide certain transition assistance to us in connection with the termination of the Current MSA (or, following the EVERTEC Transaction Closing, the Second A&R MSA), we are ultimately dependent on their ability to provide those services in a responsive and competent manner. Furthermore, we may require transition assistance from EVERTEC beyond the term of the Current MSA (or, following the EVERTEC Transaction Closing, the Second A&R MSA), delaying and lengthening any transition process away from EVERTEC while increasing related costs.

Under the Current MSA, we are required to provide written notice of non-renewal no less than one year prior to the relevant termination date avoid an automatic three-year renewal. Following the EVERTEC Transaction Closing, the automatic renewal of the Current MSA would be eliminated and we will be able to terminate services under the Second A&R MSA for convenience with 180 day prior notice. We would expect to exercise during the term of the Second A&R MSA the right to terminate certain services for convenience and to transition such services to other service providers prior to the expiration of the Second A&R MSA, subject to complying with the revenue minimums contemplated in the Second A&R MSA and certain other conditions. In practice, in order to switch to a new provider for a particular service, we will have to commence procuring and working on a transition process for such service significantly in advance of its termination and, in any case, much earlier than the automatic renewal notice date or the expiration date of the Second A&R MSA, and such process may extend beyond the current term of the Current MSA (or, following the EVERTEC Transaction Closing, the Second A&R MSA). Furthermore, if we were unsuccessful or decided not to complete the transition after expending significant funds and management resources, it could also result in an adverse effect on our business, financial condition and results of operations.

The value of our remaining ownership interest in EVERTEC, and the revenues we derive from EVERTEC, could be materially reduced if we decided not to renew our agreements with EVERTEC or were to terminate them before the expiration of their term. The EVERTEC Transaction could also result in a material reduction in the value of our ownership interest in EVERTEC, will eliminate our rights to nominate directors to EVERTEC’s board of directors and is expected to result in the elimination of the income we report from this investment.

We continue to have a 16.19% ownership interest in EVERTEC (though this interest would be reduced to approximately 10.5% upon the EVERTEC Transaction Closing) and account for this investment under the equity method. As a result, we include our investment in EVERTEC in other assets and our proportionate share of income or loss is included in other operating income in our consolidated statements of operations. For 2021, our share of EVERTEC’s changes in equity recognized in income was $26 million. The carrying value of our investment in EVERTEC was, as of December 31, 2021, approximately $110 million. Meanwhile, the services EVERTEC delivers to us represent a significant portion of EVERTEC’s revenues (approximately 41% for 2021). As a result, if we were not to renew the MSA and our other current agreements with EVERTEC, or otherwise terminate them before the end of their terms, EVERTEC’s financial position and results of operations could be materially adversely affected and the value of our remaining ownership interest in EVERTEC, and the income we report from this investment, may be materially reduced. Furthermore, revenue from EVERTEC’s merchant acquiring business, which constitutes approximately 24% of EVERTEC’s revenues, depends, in part, on EVERTEC’s alliance with BPPR. If such relationship were to suffer, or be terminated, EVERTEC’s business may be adversely affected.

Future sales of our EVERTEC common stock, or the perception that these sales could occur, could also adversely affect the market price of EVERTEC common stock and thus the value we may be able to realize on the sale of our remaining holdings. In particular, in connection with the EVERTEC Transaction, we have agreed to enter into a Registration Rights and Sell-Down Agreement at the EVERTEC Transaction Closing, pursuant to which we will be required to use commercially reasonable efforts to sell to third parties a sufficient number of our shares of EVERTEC common stock so as to reduce our ownership of shares of EVERTEC common stock to no more than 4.99% of the total number of shares of EVERTEC common stock outstanding within ninety days of the EVERTEC Transaction Closing. In addition, the Registration Rights and Sell-Down Agreement provides that any shares of EVERTEC common stock we own in excess of 4.5% at the end of such ninety day period will be converted into shares of EVERTEC non-voting preferred stock that convert back into common stock when transferred in a widespread public distribution or in certain other qualifying transfers.

The market price of EVERTEC common stock—and thus, the value we may be able to realize on the sale of our remaining holdings—could be negatively affected by the announcement of the EVERTEC Transaction, the fact that we would be disposing of shares of EVERTEC common stock representing at least approximately 5.7% of the total outstanding shares of EVERTEC common stock at the EVERTEC Transaction Closing, as well as by the perception that further sales by us could occur as contemplated by the Registration Rights and Sell-Down Agreement, among other factors. Furthermore, the termination of the existing Stockholder Agreement between Popular and EVERTEC, which will result in the elimination of Popular’s rights to nominate two directors to EVERTEC’s board of directors, among other rights, and Popular’s commitment under the Registration Rights and Sell-Down Agreement to reduce, within ninety days of the EVERTEC Transaction Closing, its ownership of shares of EVERTEC common stock to no more than 4.99% of the total number of shares of EVERTEC common stock outstanding, is expected to eliminate Popular’s earnings from its equity investment in Evertec and subject the valuation of any remaining stake in Evertec to mark-to-market accounting and consequent exposure to market risk.

The proposed EVERTEC Transaction is subject to closing conditions.

The EVERTEC Transaction Closing is subject to various conditions including, among others, (i) regulatory approvals, (ii) the absence of certain legal proceedings, (iii) completion of a network segmentation project with respect to the Acquired Assets and certain other migration and technology projects relating to BPPR’s post-closing operation of the Acquired Assets, (iv) the occurrence of specified events that would materially and adversely affect the ability of the parties to comply with certain of their obligations under existing commercial agreements, and (v) certain other customary conditions. Additionally, the Evertec Transaction Closing is subject to Popular receiving a non-control determination from the Board of Governors of the Federal Reserve System with respect to EVERTEC, which is expected to be conditioned upon, among other things, Popular terminating the existing Stockholder Agreement between Popular and EVERTEC and Popular reducing, within ninety days of the EVERTEC Transaction Closing, its ownership of shares of EVERTEC common stock to no more than 4.99% of the total number of shares of EVERTEC common stock outstanding. We may not receive the required non-control determination, or other conditions to closing may not be met, or they may not be met in a timely manner, which may affect our ability to complete the transaction in a timely manner, or at all, or the regulatory clearances may be received subject to terms, conditions or restrictions that may cause a failure of the closing conditions set forth in the Asset Purchase Agreement, could have a material detrimental impact on the Acquired Assets and/or could significantly diminish the benefits of the EVERTEC Transaction.

We are subject to additional risks relating to the pending EVERTEC Transaction.

There are numerous additional risks and uncertainties associated with the EVERTEC Transaction, including:

• we may incur significant transaction costs in connection with the EVERTEC Transaction, which costs may exceed those currently anticipated;

• unforeseen events, including the COVID-19 pandemic, may delay or prevent the completion of the EVERTEC Transaction or materially diminish the expected benefits of the EVERTEC Transaction;

• the parties to the Asset Purchase Agreement may terminate the Asset Purchase Agreement under certain circumstances;

• we will be required to devote significant attention and resources to the integration of the Acquired Assets, both in the form of preparatory efforts that occur prior to the EVERTEC Transaction Closing as well as post-closing implementation and integration efforts, and such efforts will involve a significant degree of technological complexity and reliance on EVERTEC and other third parties, including with respect to the receipt of any necessary consents to transfer third-party vendor licenses (or obtain new such licenses) and the post-closing set-up of developer tools required to manage the Acquired Assets;

• we may be unable to retain the employees and third-party contractors expected to be hired or engaged by us in connection with the EVERTEC Transaction and who are necessary to operate and integrate the Acquired Assets;

• we may be subject to incremental operational and security risks arising from the transfer of the Acquired Assets to BPPR, including those risks arising from, among other things, the activities required to execute network segmentation, the possibility of misconfiguration of access or security services during the transition period and during the implementation of new processes or security controls, the possibility of mismanagement of security services during the transition phase, and the need to develop a robust internal control framework;

• the anticipated benefits of the EVERTEC Transaction could be limited if EVERTEC fails to deliver to BPPR, in a timely manner or in a manner that meets BPPR’s requirements, the core application programming interfaces (APIs) that EVERTEC has committed to develop (subject to the scope and timeline provided by an independent third-party) in order for BPPR to connect the Acquired Assets (and any future enhancements or substitute channel applications thereto) to existing EVERTEC Group core applications, which is expected to enable BPPR’s ability to enhance and innovate in such channels in the future;

• we may be exposed to heightened business risks as a result of the extension until 2035 of BPPR’s exclusivity with EVERTEC in connection with its merchant acquiring business, as well as the extension until 2030 of BPPR’s commitment with respect to the ATH Network, in light of the pace of technology changes and competition in the payments industry;

• resources from Popular and EVERTEC may be diverted from other critical Popular projects to complete the EVERTEC Transaction, while EVERTEC’s strategy and investments after the EVERTEC Transaction Closing may be refocused away from Popular towards other strategic initiatives;

• we may be unable to successfully execute the EVERTEC Transaction and, as a result, may fail to realize the anticipated benefits of the EVERTEC Transaction in the intended timeframe, or at all; and

• we may not be able to execute the contemplated sell down of EVERTEC shares or otherwise receive any required regulatory approvals to effect a return to shareholders, via common stock repurchases, of any after-tax gains resulting from such sale.

Any of the foregoing risks and uncertainties could have a material adverse effect on our earnings, cash flows, financial condition, and/or stock price.

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

In addition, the terms of our outstanding junior subordinated debt securities held by trusts that have issued trust preferred securities, prohibit us from declaring or paying any dividends or distributions on our capital stock, including our Common Stock and Preferred Stock, or from purchasing, acquiring, or making a liquidation payment on such stock, if we have given notice of our election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing.

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

Until our existing classified Board of Directors structure is fully phased out beginning with our 2023 annual meeting of stockholders, our certificate of incorporation provides that the members of the Board of Directors are divided into three classes. At the 2021 annual meeting of stockholders, one-third of the members of the Board of Directors was elected for a term expiring at the 2022 annual meeting of stockholders, at the 2022 annual meeting of stockholders, two-thirds of the members of the Board of Directors will be elected for a term expiring at the 2023 annual meeting of stockholders, and thereafter directors will be elected annually. Therefore, until our 2022 annual meeting of stockholders, control of the Board of Directors cannot be changed in one year, and at least two annual meetings must be held before a majority of the members of the Board of Directors can be changed. Our certificate of incorporation also provides that a director, or the entire Board of Directors, may be removed by the stockholders only for cause by a vote of at least two -thirds of the combined voting power of the outstanding capital stock entitled to vote for the election of directors. These provisions have the effect of making it more difficult to change the Board of Directors, and may make the Board of Directors less responsive to stockholder control. These provisions also may tend to discourage attempts by third parties to acquire Popular because of the additional time and expense involved and a greater possibility of failure, and, as a result, may adversely affect the price that a potential purchaser would be willing to pay for the capital stock, thereby reducing the amount a stockholder might realize in, for example, a tender offer for our capital stock.

For further information of other risks faced by Popular please refer to the MD&A section of the Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2021, BPPR operated 169 branches, of which 67 were owned and 102 were leased premises, and PB operated 39 branches of which 3 were owned and 36 were on leased premises. Also, the Corporation had 616 ATMs operating in Puerto Rico, 23 in Virgin Islands and 91 in the U.S. Mainland. On October 27, 2020, Popular Bank authorized and approved a strategic realignment of its New York Metro branch network that resulted in eleven (11) branch closures and related staffing reductions. The branch closures were completed on January 29, 2021. Refer to additional information on Management’s Discussion and Analysis included in this Form 10-K. The principal properties owned by Popular for banking operations and other services are described below. Our management believes that each of our facilities is well maintained and suitable for its purpose.

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

Ponce de León 167 Building, a five-story office building located in Hato Rey, Puerto Rico.

U.S. & British Virgin Islands

BPPR Virgin Islands Center, a three-story building located in St. Thomas, U.S. Virgin Islands.

Popular Center -Tortola, a four-story building located in Tortola, British Virgin Islands.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of Legal proceedings, see Note 24, “Commitments and Contingencies”, to the Consolidated Financial Statements in the Annual Report in this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Popular’s Common Stock is traded on the NASDAQ Global Select Market under the symbol “BPOP”.

During 2021, the Corporation declared cash dividends in the total amount of $1.75 per common share outstanding, for an aggregate amount of $ 142.3 million. The Common Stock ranks junior to all series of Preferred Stock as to dividend rights and/or as to rights on liquidation, dissolution or winding up of Popular. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, the Common Stock is subject to certain restrictions in the event that Popular fails to pay or set aside full dividends on the Preferred Stock for the latest dividend period.

On September 9, 2021, the Corporation completed an accelerated share repurchase (“ASR”) program for the repurchase of an aggregate $350 million of Popular’s common stock. Under the terms of the accelerated share repurchase agreement (the “ASR Agreement”), on May 4, 2021, the Corporation made an initial payment of $350 million and received an initial delivery of 3,785,831 shares of Popular’s Common Stock (the “Initial Shares”). The transaction was accounted for as a treasury stock transaction. As a result of the receipt of the Initial Shares, the Corporation recognized in shareholders’ equity approximately $280 million in treasury stock and $70 million as a reduction in capital surplus. Upon the final settlement of the ASR Agreement, the Corporation received an additional 828,965 shares and recognized $61 million as treasury stock with a corresponding increase in its capital surplus account. The Corporation repurchased a total of 4,614,796 shares at an average purchase price of $75.84 under the ASR Agreement.

On May 27, 2020, the Corporation completed a $500 million ASR with respect to its common stock. On March 19, 2020 (the “early termination date”), the dealer counterparty to the ASR exercised its right under the ASR agreement to terminate the transaction because the trading price of the Corporation’s common stock fell below a specified level due to the effects of the COVID-19 pandemic on the global markets. As a result of such early termination, the final settlement of the ASR, which was originally expected to occur during the fourth quarter of 2020, occurred during the second quarter of 2020. Under the ASR, the Corporation prepaid $500 million and received from the dealer counterparty an initial delivery of 7,055,919 shares of common stock on February 3, 2020. As part of the final settlement of the ASR, the Corporation received an additional 4,763,216 shares of common stock after the early termination date. In total, the Corporation repurchased 11,819,135 shares at an average price per share of $42.3043 under the ASR. The Corporation accounted for the ASR as a treasury stock transaction. This transaction increased by $2.20 the Corporation’s tangible book value per share.

Additional information concerning legal or regulatory restrictions on the payment of dividends by Popular, BPPR and PB is contained under the caption “Regulation and Supervision” in Item 1 herein.

As of February 24, 2022, Popular had 6,645 stockholders of record of the Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Common Stock on that date was $87.13 per share.

Preferred Stock

Popular has 30,000,000 shares of authorized Preferred Stock that may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. Popular’s Preferred Stock issued and outstanding at December 31, 2021 consisted of:

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

Monthly dividends on the Preferred Stock amounted to a total of $1.4 million for the year 2021. There can be no assurance that any dividends will be declared on the Preferred Stock in any future periods.

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

Equity Based Plans

On May 12, 2020, the shareholders of the Corporation approved the Popular, Inc. 2020 Omnibus Incentive Plan, which permits the Corporation to issue several types of stock-based compensation to employees and directors of the Corporation and/or any of its subsidiaries (the “2020 Incentive Plan”). The 2020 Incentive Plan replaced the Popular, Inc. 2004 Omnibus Incentive Plan, which was in effect prior to the adoption of the 2020 Incentive Plan. As of December 31, 2021, the maximum number of shares of common stock remaining available for future issuance under this plan was 3,677,820. For information about the securities remaining available for issuance under our equity-based plans, refer to Part III, Item 12.

Purchases of Equity Securities

The following table sets forth the details of purchases of Common Stock by the Corporation during the quarter ended December 31, 2021:

Issuer Purchases of Equity Securities

Not in thousands
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31	742	$77.67	-	-
November 1 – November 30	-	-	-	-
December 1 – December 31	210	83.81	-	-
Total December 31, 2021	952	$79.03	-	-

(1) Includes 952 shares of common stock acquired by the Corporation in connection with the satisfaction of tax withholding obligations on vested awards of restricted stock or restricted stock units granted to directors and certain employees under the Corporation’s Omnibus Incentive Plan. The acquired shares of common stock were added back to treasury stock.

Equity Compensation Plans

For information about our equity compensation plans, refer to Part III, Item 12.

Stock Performance Graph (1)

The graph below compares the cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Nasdaq Bank Index and the Nasdaq Composite Index.

The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2016, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

COMPARISON OF FIVE YEAR CUMULATIVE RETURN
Total Return of December 31
December 31, 2016 =100

(1) Unless Popular specifically states otherwise, this Stock Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item included in this Form 10-K, commencing on page 53.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of our investments appears under the caption “Risk Management”, on page 78 within Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in under the caption “Statistical Summaries” on pages 106 to 108 included in this Form 10-K.

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

Assessment on Internal Control over Financial Reporting

The information under the captions “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” are located in pages 109 and 110 in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

ITEM 11. EXECUTIVE COMPENSATION

The information in the Proxy Statement under the caption “Executive and Director Compensation,” including the “Compensation Discussion and Analysis,” the “2021 Executive Compensation Tables and Compensation Information” and the “Compensation of Non-Employee Directors,” and under the caption “Committees of the Board – Talent and Compensation Committee – Talent and Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information under the captions “Principal Shareholders” and “Shares Beneficially Owned by Directors and Executive Officers” in the Proxy Statement is incorporated herein by reference.

The following tables sets forth information as of December 31, 2021 regarding securities remaining available for issuance to directors and eligible employees under our equity-based compensation plans.

Plan Category	Plan	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plan approved by security holders	2020 Omnibus Incentive Plan	3,677,820
Total		3,677,820

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). The following financial statements and reports are included on pages 110 through 261 in this Form10K.

(1) Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

Consolidated Statements of Financial Condition as of December 31, 2021 and 2020

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2021

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2021

Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2021

Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2021

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

3.1	Restated Certificate of Incorporation of Popular, Inc. (incorporated by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).
3.2	Amended and Restated Bylaws of Popular, Inc. (incorporated by reference to Exhibit 3.1 of Popular, Inc.’s Current Report on Form 8-K dated and filed on January 2, 2020).

4.1	Specimen of Physical Common Stock Certificate of Popular, Inc. (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated May 29, 2012 and filed on May 30, 2012).

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

10.16

Long-Term Equity Incentive Award and Agreement for Ignacio Alvarez, dated as of June 22, 2017 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly report on Form 10-Q for the quarter ended June 30, 2017). *

10.17

Form of Popular, Inc. 2018 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018). *

10.18

Director Compensation Letter, Election Form and Restricted Stock Agreement for Myrna M. Soto, dated June 22, 2018 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018). *

10.19

Director Compensation Letter, Election Form and Restricted Stock Agreement for Robert Carrady, dated December 29, 2018 (incorporated by reference to Exhibit 10.25 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018). *

10.20

Form of Director Compensation Letter, Election Form and Restricted Stock Unit Award Agreement, effective May 7, 2019 (incorporated by reference to Exhibit 10.26 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018). *

10.21

Form of Popular, Inc. 2019 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019). *

10.22

Director Compensation Letter, Election Form and Restricted Stock Unit Award Agreement for Richard L. Carrión, dated July 1, 2019 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Annual Report on Form 10-Q for the quarter ended September 30, 2019). *

10.25

Form of Popular, Inc. 2020 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020). *

10.26

Form of Director Compensation Election Form and Restricted Stock Unit Award Agreement, effective May 12, 2020 (incorporated by reference to Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020). *

10.27

Form of Popular, Inc. 2021 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021). *

10.28

Form of Director Compensation Letter, Election Form and Restricted Stock Unit Award Agreement for Betty DeVita and José R. Rodriguez, effective June 25, 2021 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021). *

10.29

Asset Purchase Agreement, dated as of February 24, 2022, among Evertec, Inc. and Evertec Group, LLC, Popular, Inc. and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated and filed on February 24, 2022).

13.1	Popular, Inc.’s Annual Report to Shareholders for the year ended December 31, 2021. (1)

21.1	Schedule of Subsidiaries of Popular, Inc. (1)

22.1	Issuers of Guaranteed Securities (1)

23.1	Consent of Independent Registered Public Accounting Firm. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline Document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	The cover page of Popular, Inc. Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments) (1)

(1)	Included herewith
*	This exhibit is a management contract or compensatory plan or arrangement.

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

Financial Review and

Supplementary Information

Management’s Discussion and

Analysis of Financial Condition

and Results of Operations

Forward-Looking Statements	53
Overview	54
Critical Accounting Policies / Estimates	59
Statement of Operations Analysis	65
Net Interest Income	65
Provision for Credit Losses	68
Non-Interest Income	68
Operating Expenses	69
Income Taxes	70
Fourth Quarter Results	70
Reportable Segment Results	71
Statement of Financial Condition Analysis	73
Assets	73
Liabilities	74
Stockholders’ Equity	75
Regulatory Capital	75
Risk Management	78
Market / Interest Rate Risk	78
Liquidity	83
Enterprise Risk Management	103
Adoption of New Accounting Standards and Issued but Not Yet Effective Accounting Standards	105
Statistical Summaries
Statements of Financial Condition	106
Statements of Operations	107
Average Balance Sheet and Summary of Net Interest Income	108

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

Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the rate of growth or decline in the economy and employment levels, as well as general business and economic conditions in the geographic areas we serve and, in particular, in the Commonwealth of Puerto Rico (the “Commonwealth” or “Puerto Rico”), where a significant portion of our business is concentrated; the impact of the current fiscal and economic challenges of Puerto Rico and the measures taken and to be taken by the Puerto Rico Government and the Federally-appointed oversight board on the economy, our customers and our business; the impact of the pending debt restructuring proceedings under Title III of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”) and of other actions taken or to be taken to address Puerto Rico’s fiscal challenges on the value of our portfolio of Puerto Rico government securities and loans to governmental entities and of our commercial, mortgage and consumer loan portfolios where private borrowers could be directly affected by governmental action; the amount of Puerto Rico public sector deposits held at the Corporation, whose future balances are uncertain and difficult to predict and may be impacted by factors such as the amount of Federal funds received by the P.R. Government in connection with the COVID-19 pandemic and the rate of expenditure of such funds, as well as the timeline and implementation of the Plan of Adjustment for the Puerto Rico debt restructuring under Title III of PROMESA; risks related to Popular’s planned acquisition of certain information technology and related assets currently used by EVERTEC, Inc. to service certain of Banco Popular de Puerto Rico’s key channels, as well as the planned entry into amended and restated commercial agreements and the sale or conversion into non-voting of Popular’s ownership stake in Evertec (the “Transaction”), including: the length of time necessary to consummate the Transaction; the ability to satisfy the conditions to the closing thereof; the receipt of any regulatory approvals necessary to effect the Transaction and the contemplated return to shareholders of net gains resulting from a sale of EVERTEC, Inc. shares; the ability to successfully transition and integrate the assets acquired as part of the Transaction, as well as related operations, employees and third party contractors; unexpected costs, including, without limitation, costs due to exposure to any unrecorded liabilities or issues not identified during due diligence investigation of the Transaction or that are not subject to indemnification or reimbursement by EVERTEC, Inc.; risks that Popular may be affected by operational and other risks arising from the acquisition of the acquired assets, including the transition and integration thereof, or by adverse effects on relationships with customers, employees and service providers; and business and other risks arising from the extension of Popular’s current commercial agreements with EVERTEC, Inc., as well as the sale or conversion of EVERTEC, Inc. shares owned by Popular; the scope and duration of the COVID-19 pandemic (including the appearance of new strains of the virus), actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on us, our customers, service providers and third parties; changes in interest rates and market liquidity, which may reduce interest margins, impact funding sources and affect our ability to originate and distribute financial products in the primary and secondary markets; the fiscal and monetary policies of the federal government and its agencies; changes in federal bank regulatory and supervisory policies, including required levels of capital and the impact of proposed capital standards on our capital ratios; additional Federal Deposit Insurance Corporation (“FDIC”) assessments; regulatory approvals that may be necessary to undertake certain actions or consummate strategic transactions such as acquisitions and dispositions; unforeseen or catastrophic events, including extreme weather events, other natural disasters, man-made disasters, acts of violence or war, or the emergence of pandemics epidemics and other health-related crises, which could cause a disruption in our operations or other adverse consequences for our business; the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located; the performance of the stock and bond markets; competition in the financial services industry; possible legislative, tax or regulatory changes; and a failure in or breach of our operational or security systems or infrastructure or those of EVERTEC, Inc., our provider of core financial transaction processing and information technology services, or of other third parties providing services to us, including as a result of cyberattacks, e-fraud, denial-of-services and computer intrusion, that might result in loss or breach of customer data, disruption of services, reputational damage or additional costs to Popular. Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following: negative economic conditions that adversely affect housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision expense; changes in market rates and prices which may adversely impact the value of financial assets and liabilities; potential judgments, claims, damages, penalties, fines, enforcement actions and reputational damage resulting from pending or future litigation and regulatory or government investigations or actions, including as a result of our participation in and execution of government programs related to the COVID-19 pandemic; changes in accounting standards, rules and interpretations; our ability to grow our core businesses; decisions to downsize, sell or close units or otherwise change our business mix; and management’s ability to identify and manage these and other risks. Moreover, the outcome of legal and regulatory proceedings, as discussed in “Part I, Item 3. Legal Proceedings” of the Corporation’s Form 10-K for the year ended December 31, 2021, is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and/or juries. The description of the Corporation’s business and risk factors contained in Part I, Items 1 and 1A of the Corporation’s Form 10-K for the year ended December 31, 2021 discusses additional information about the business of the Corporation and the material risk factors and uncertainties to which the Corporation is subject that, in addition to the other information in this report, readers should consider.

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

OVERVIEW

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, mortgage, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation provides retail, mortgage and commercial banking services through its New York-chartered banking subsidiary, Popular Bank (“PB” or “Popular U.S.”) which has branches located in New York, New Jersey and Florida. Note 37 to the Consolidated Financial Statements presents information about the Corporation’s business segments.

The Corporation has several investments which it accounts for under the equity method. These include the 16.19% interest in EVERTEC, a 15.84% interest in Centro Financiero BHD Leon, S.A. (“BHD Leon”), among other investments in limited partnerships which mainly hold loans and investment securities. EVERTEC provides transaction processing services throughout the Caribbean and Latin America, and also provides to the Corporation core banking and transaction processing and other services. BHD León is a diversified financial services institution operating in the Dominican Republic. For the year ended December 31, 2021, the Corporation recorded approximately $58.3 million in earnings from these investments on an aggregate basis. The carrying amounts of these investments as of December 31, 2021 were $299.0 million. Refer to Note 27 to the Consolidated Financial Statements for additional information.

SIGNIFICANT EVENTS

Acquisition of K2 Capital Group LLC

On October 15, 2021, Popular Equipment Finance LLC (“PEF”), a newly-formed wholly-owned subsidiary of PB, completed the acquisition of certain assets and the assumption of certain liabilities of Minnesota-based K2 Capital Group LLC’s (“K2”) equipment leasing and financing business (the “Acquired Business”). PEF made a payment to K2 of approximately $157 million in cash, representing a premium of $49 million over the book value of K2’s net assets, which has been recorded as goodwill. An additional approximate $29 million in earnout payments could be payable to K2 over the next three years, contingent upon the achievement of certain agreed-upon financial targets during such period.

Specializing in the healthcare industry, the Acquired Business provides a variety of lease products, including operating and finance leases, and also offers private label vendor finance programs to equipment manufacturers and healthcare organizations. The acquisition provides PB with a national equipment leasing platform that complements its existing healthcare lending business.

As part of the transaction, PEF acquired approximately $115 million in net assets that consisted mainly of commercial finance leases. The transaction was accounted for as a business combination. Refer to Note 4 to the Consolidated Financial Statements for additional information.

Capital Actions

2021 Increase in Common Stock Dividend

On May 6, 2021, the Corporation’s Board of Directors approved a quarterly cash dividend of $0.45 per share, an increase from the previous $0.40 per share quarterly dividend, on its outstanding common stock. During the year ended December 31, 2021, the Corporation declared cash dividend of $1.75 per common share outstanding ($142.3 million in the aggregate).

Accelerated Share Repurchase

On September 9, 2021, the Corporation completed its previously announced accelerated share repurchase program for the repurchase of an aggregate $350 million of Popular’s common stock. Under the terms of the accelerated share repurchase agreement (the “ASR Agreement”), on May 4, 2021, the Corporation made an initial payment of $350 million and received an initial delivery of 3,785,831 shares of Popular’s Common Stock (the “Initial Shares”). The transaction was accounted for as a treasury stock transaction. As a result of the receipt of the Initial Shares, the Corporation recognized in shareholders’ equity approximately $280 million in treasury stock and $70 million as a reduction in capital surplus. Upon the final settlement of the ASR Agreement, the Corporation received an additional 828,965 shares of Popular’s common stock and recognized $61 million as treasury stock with a corresponding increase in its capital surplus account. The Corporation repurchased a total of 4,614,796 shares at an average purchase price of $75.84 under the ASR Agreement.

Redemption of Trust Preferred Securities

On November 1, 2021, the Corporation redeemed all outstanding 6.70% Cumulative Monthly Income Trust Preferred Securities (the “Trust Preferred Securities”) issued by the Popular Capital Trust I (the “Trust”) (liquidation amount of $25 per security and amounting to $186,663,800 (or $181,063,250 after excluding the Corporation’s participation in the Trust of $5,600,550) in the aggregate). The redemption price for the Trust Preferred Securities was equal to $25 per security plus accrued and unpaid distributions up to and excluding the redemption date in the amount of $0.139583 per security, for a total payment per security in the amount of $25.139583. Upon redemption, Popular delisted the Trust Preferred Securities (NASDAQ: BPOPN) from the Nasdaq Global Select Market.

2022 Capital Plan

On January 12, 2022 the Corporation announced the following capital actions:

• an increase in the Corporation’s quarterly common stock dividend from $0.45 per share to $0.55 per share, commencing with the dividend payable in the second quarter of 2022, subject to the approval by the Corporation’s Board of Directors; and

• common stock repurchases of up to $500 million during 2022.

The Corporation’s planned common stock repurchases may be executed in the open market or in privately negotiated transactions. The timing and exact amount of such repurchases will be subject to various factors, including market conditions and the Corporation’s capital position and financial performance.

Refer to Table 1 for selected financial data for the past three years.

Table 1 - Selected Financial Data
	Years ended December 31,
(Dollars in thousands, except per common share data)	2021	2020	2019
CONDENSED STATEMENTS OF OPERATIONS
Interest income	$2,122,637	$2,091,551	$2,260,793
Interest expense	165,047	234,938	369,099
Net interest income	1,957,590	1,856,613	1,891,694
Provision for credit losses (benefit)	(193,464)	292,536	165,779
Non-interest income	642,128	512,312	569,883
Operating expenses	1,549,275	1,457,829	1,477,482
Income tax expense	309,018	111,938	147,181
Net income	$934,889	$506,622	$671,135
Net income applicable to common stock	$933,477	$504,864	$667,412
PER COMMON SHARE DATA
Net income per common share - basic	$11.49	$5.88	$6.89
Net income per common share - diluted	11.46	5.87	6.88
Dividends declared	1.75	1.60	1.20
Common equity per share	74.48	71.30	62.42
Market value per common share	82.04	56.32	58.75
Outstanding shares:
Average - basic	81,263,027	85,882,371	96,848,835
Average - assuming dilution	81,420,154	85,975,259	96,997,800
End of period	79,851,169	84,244,235	95,589,629
AVERAGE BALANCES
Net loans[1]	$29,074,036	$28,384,981	$26,806,368
Earning assets	68,088,675	56,404,607	44,944,793
Total assets	71,168,650	59,583,455	50,341,827
Deposits	63,102,916	51,585,779	42,218,796
Borrowings	1,255,495	1,321,772	1,404,459
Total stockholders' equity	5,777,652	5,419,938	5,713,517
PERIOD END BALANCE
Net loans[1]	$29,299,725	$29,484,651	$27,466,076
Allowance for credit losses - loans portfolio	695,366	896,250	477,708
Earning assets	72,103,862	62,989,715	48,674,705
Total assets	75,097,899	65,926,000	52,115,324
Deposits	67,005,088	56,866,340	43,758,606
Borrowings	1,155,166	1,346,284	1,294,986
Total stockholders' equity	5,969,397	6,028,687	6,016,779
SELECTED RATIOS
Net interest margin (non-taxable equivalent basis)	2.88%	3.29%	4.03%
Net interest margin (taxable equivalent basis) -Non-GAAP	3.19	3.62	4.43
Return on assets	1.31	0.85	1.33
Return on common equity	16.22	9.36	11.78
Tier I capital	17.49	16.33	17.76
Total capital	19.35	18.81	20.31

[1] Includes loans held-for-sale.

Non-GAAP financial measures

Net interest income on a taxable equivalent basis

Net interest income, on a taxable equivalent basis, is presented with its different components on Table 3 for the year ended December 31, 2021 as compared with the same period in 2020, segregated by major categories of interest earning assets and interest-bearing liabilities.

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

Financial highlights for the year ended December 31, 2021

The Corporation’s net income for the year ended December 31, 2021 amounted to $934.9 million, compared to a net income of $506.6 million for 2020.

The discussion that follows provides highlights of the Corporation’s results of operations for the year ended December 31, 2021 compared to the results of operations of 2020. It also provides some highlights with respect to the Corporation’s financial condition, credit quality, capital and liquidity. Table 2 presents a three-year summary of the components of net income as a percentage of average total assets.

Table 2 - Components of Net Income as a Percentage of Average Total Assets
	2021	2020	2019
Net interest income	2.75%	3.12%	3.76%
Provision for credit losses (benefit)	0.27	(0.49)	(0.33)
Mortgage banking activities	0.07	0.02	0.06
Net gain and valuation adjustments on investment securities	-	0.01	-
Other non-interest income	0.83	0.83	1.07
Total net interest income and non-interest income, net of provision for credit losses	3.92	3.49	4.56
Operating expenses	(2.18)	(2.45)	(2.94)
Income before income tax	1.74	1.04	1.62
Income tax expense	0.43	0.19	0.29
Net income	1.31%	0.85%	1.33%

Net interest income for the year ended December 31, 2021 was $2.0 billion, an increase of $101.0 million when compared to 2020. The increase in net interest income was mainly driven by higher interest income from commercial loans due to income from loans under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), and higher income from investment securities. In addition, lower interest expense on deposits, despite the higher volume, contributed to the higher net interest income. The net interest margin for the year ended December 31, 2021 was 2.88% compared to 3.29% for the same period in 2020 and was impacted by prolonged low interest rates as well as the change in the earning assets composition. On a taxable equivalent basis, net interest margin was 3.19% in 2021, compared to 3.62% in 2020. Refer to the Net Interest Income section of this MD&A for additional information.

The Corporation’s total provision for credit losses reflected a benefit of $193.5 million for the year ended December 31, 2021, compared to a provision expense of $292.5 million for 2020. The benefit for the year 2021 was due to improvements in credit quality and the macroeconomic outlook. The Corporation continued to exhibit strong credit quality trends and low credit costs with low levels of net charge-offs and lower non-performing loans. Non-performing assets totaled $633 million at December 31, 2021, reflecting a decrease of $191 million when compared to December 31, 2020. Refer to the Provision for Credit Losses and Credit Risk sections of this MD&A for information on the allowance for credit losses, non-performing assets, troubled debt restructurings, net charge-offs and credit quality metrics.

Non-interest income for the year ended December 31, 2021 amounted to $642.1 million, an increase of $129.8 million, when compared with 2020, mostly due to: higher service fees and service charges on deposit accounts due to economic disruptions related to the pandemic, the waiver of service charges and late fees during 2020, higher income from mortgage banking activities and higher other operating income principally due to higher net earnings from the combined portfolio of investments under the equity method. Refer to the Non-Interest Income section of this MD&A for additional information on the major variances of the different categories of non-interest income.

Total operating expenses amounted to $1.5 billion for the year 2021, reflecting an increase of $91.4 million, when compared to the same period in 2020, mainly due to higher personnel costs. Refer to the Operating Expenses section of this MD&A for additional information.

Income tax expense amounted to $309.0 million for the year ended December 31, 2021, compared with an income tax expense of $111.9 million for the previous year. The increase in income tax expense for the year is mainly due to a higher pre-tax income. Refer to the Income Taxes section in this MD&A and Note 35 to the consolidated financial statements for additional information on income taxes.

At December 31, 2021, the Corporation’s total assets were $75.1 billion, compared with $65.9 billion at December 31, 2020. The increase of $9.2 billion is mainly driven by higher money market investments and debt securities available-for-sale due to the additional funds available to invest resulting from the increase in deposits across various sectors, partially offset by paydowns of agency mortgage-backed securities. Refer to the Statement of Condition Analysis section of this MD&A for additional information.

Deposits amounted to $67.0 billion at December 31, 2021, compared with $56.9 billion at December 31, 2020. Table 7 presents a breakdown of deposits by major categories. The increase in deposits was mainly due to higher Puerto Rico public sector deposits and higher balances in retail and commercial demand deposits accounts. The Corporation’s borrowings remained flat at $1.2 billion at December 31, 2021. Refer to Note 17 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings.

Refer to Table 6 in the Statement of Financial Condition Analysis section of this MD&A for the percentage allocation of the composition of the Corporation’s financing to total assets.

Stockholders’ equity remained flat at $6.0 billion at December 31, 2021, compared with December 31, 2020. The net activity for the year was mainly due to net income of $934.9 million for the year 2021 offset by unrealized losses on debt securities available-for-sale and by capital return transactions, including an accelerated share repurchase transaction completed during 2021. The Corporation and its banking subsidiaries continue to be well-capitalized at December 31, 2021. The Common Equity Tier 1 Capital ratio at December 31, 2021 was 17.42%, compared to 16.26% at December 31, 2020.

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

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $6 million at December 31, 2021, of which $1 million were Level 3 assets and $5 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

Trading Debt Securities and Debt Securities Available-for-Sale

The majority of the values for trading debt securities and debt securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the year ended December 31, 2021, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the year ended December 31, 2021, none of the Corporation’s debt securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.

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

Refer to Note 28 to the Consolidated Financial Statements for a description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value.

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

One of the most critical and complex accounting estimates is associated with the determination of the allowance for credit losses (“ACL”). The Corporation establishes an ACL for its loan portfolio based on its estimate of credit losses over the remaining contractual term of the loans, adjusted for expected prepayments, in accordance with Accounting Standards Codification (“ASC”) Topic 326. An ACL is recognized for all loans including originated and purchased loans, since inception, with a corresponding charge to the provision for credit losses, except for purchased credit deteriorated (“PCD”) loans as explained below. The Corporation follows a methodology to establish the ACL which includes a reasonable and supportable forecast period for estimating credit losses, considering quantitative and qualitative factors as well as the economic outlook. As part of this methodology, management evaluates various macroeconomic scenarios provided by third parties. At December 31, 2021, management applied probability weights to the outcome of the selected scenarios.

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

For the evaluation of the realization of the deferred tax asset by taxing jurisdiction, refer to Note 35.

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

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico that, if recognized through earnings, would affect the Corporation’s effective tax rate, was approximately $5.5 million at December 31, 2021 and $10.2 million at December 31, 2020. Refer to Note 35 to the Consolidated Financial Statements for further information on this subject matter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $1.4 million, including interest.

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

Goodwill impairment is recognized when the carrying amount of any of the reporting units exceeds its fair value up to the amount of the goodwill. The Corporation estimates the fair value of each reporting unit, consistent with the requirements of the fair value measurements accounting standard, generally using a combination of methods, including market price multiples of comparable companies and transactions, as well as discounted cash flow analyses. Subsequent reversal of goodwill impairment losses is not permitted under applicable accounting standards. No impairment was recognized by the Corporation from the annual test as of July 31, 2021.For a detailed description of the annual goodwill impairment evaluation performed by the Corporation during the third quarter of 2021, refer to Note 15.

At December 31, 2021, goodwill amounted to $720 million. During the year ended December 31, 2021, the Corporation recognized an impairment loss of $5.4 million associated with a trademark. Note 15 to the Consolidated Financial Statements provides the assignment of goodwill by reportable segment.

Pension and Postretirement Benefit Obligations

The Corporation provides pension and restoration benefit plans for certain employees of various subsidiaries. The Corporation also provides certain health care benefits for retired employees of BPPR. The non-contributory defined pension and benefit restoration plans (“the Pension Plans”) are frozen with regards to all future benefit accruals.

The estimated benefit costs and obligations of the Pension Plans and Postretirement Health Care Benefit Plan (“OPEB Plan”) are impacted by the use of subjective assumptions, which can materially affect recorded amounts, including expected returns on plan assets, discount rates, termination rates, retirement rates and health care trend rates. Management applies judgment in the determination of these factors, which normally undergo evaluation against current industry practice and the actual experience of the Corporation. The Corporation uses an independent actuarial firm for assistance in the determination of the Pension Plans and OPEB Plan costs and obligations. Detailed information on the Plans and related valuation assumptions are included in Note 30 to the Consolidated Financial Statements.

The Corporation periodically reviews its assumption for the long-term expected return on Pension Plans assets. The Pension Plans’ assets fair value at December 31, 2021 was $860.5 million. The expected return on plan assets is determined by considering various factors, including a total fund return estimate based on a weighted-average of estimated returns for each asset class in each plan. Asset class returns are estimated using current and projected economic and market factors such as real rates of return, inflation, credit spreads, equity risk premiums and excess return expectations.

As part of the review, the Corporation’s independent consulting actuaries performed an analysis of expected returns based on each plan’s expected asset allocation for the year 2022 using the Willis Towers Watson US Expected Return Estimator. This analysis is reviewed by the Corporation and used as a tool to develop expected rates of return, together with other data. This forecast reflects the actuarial firm’s view of expected long-term rates of return for each significant asset class or economic indicator as of January 1, 2022; for example, 8.5% for large cap stocks, 8.8% for small cap stocks, 8.9% for international stocks, 3.5% for long corporate bonds and 2.4% for long Treasury bonds. A range of expected investment returns is developed, and this range relies both on forecasts and on broad-market historical benchmarks for expected returns, correlations, and volatilities for each asset class.

As a consequence of recent reviews, the Corporation decreased its expected return on plan assets for year 2022 to 4.3% and 5.4% for the Pension Plans. Expected rates of return of 4.6% and 5.5% had been used for 2021 and 5.0% and 5.8% had been used for 2020 for the Pension Plans. Since the expected return assumption is on a long-term basis, it is not materially impacted by the yearly fluctuations (either positive or negative) in the actual return on assets. The expected return can be materially impacted by a change in the plan’s asset allocation.

Net Periodic Benefit Cost (“pension expense”) for the Pension Plans amounted to a net benefit of $3.8 million in 2021. The total pension expense included a benefit of $38.7 million for the expected return on assets.

Pension expense is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return for 2021 from 4.3% to 4.05% would increase the projected 2022 pension expense for the Banco Popular de Puerto Rico Retirement Plan, the Corporation’s largest plan, by approximately $2.0 million.

If the projected benefit obligation exceeds the fair value of plan assets, the Corporation shall recognize a liability equal to the unfunded projected benefit obligation and vice versa, if the fair value of plan assets exceeds the projected benefit obligation, the Corporation recognizes an asset equal to the overfunded projected benefit obligation. This asset or liability may result in a taxable or deductible temporary difference and its tax effect shall be recognized as an income tax expense or benefit which shall be allocated to various components of the financial statements, including other comprehensive income. The determination of the fair value of pension plan obligations involves judgment, and any changes in those estimates could impact the Corporation’s Consolidated Statements of Financial Condition. Management believes that the fair value estimates of the Pension Plans assets are reasonable given the valuation methodologies used to measure the investments at fair value as described in Note 28. Also, the compositions of the plan assets are primarily in equity and debt securities, which have readily determinable quoted market prices. The Corporation had recorded a pension asset of $17.8 million and a pension liability of $8.8 million at December 31, 2021.

The Corporation uses the spot rate yield curve from the Willis Towers Watson RATE: Link (10/90) Model to discount the expected projected cash flows of the plans. The equivalent single weighted average discount rate ranged from 2.79% to 2.83% for the Pension Plans and 2.94% for the OPEB Plan to determine the benefit obligations at December 31, 2021.

A 50 basis point decrease to each of the rates in the December 31, 2021 Willis Towers Watson RATE: Link (10/90) Model would increase the projected 2022 expense for the Banco Popular de Puerto Rico Retirement Plan by approximately $2.6 million. The change would not affect the minimum required contribution to the Pension Plans.

The OPEB Plan was unfunded (no assets were held by the plan) at December 31, 2021. The Corporation had recorded a liability for the underfunded postretirement benefit obligation of $160.0 million at December 31, 2021.

STATEMENT OF OPERATIONS ANALYSIS

Net Interest Income

Net interest income is the interest earned from loans, debt securities and money market investments, including loan fees, minus the interest cost of deposits and borrowings. Various risk factors affect net interest income including the economic environment in which we operate, market driven events, the mix and size of the earning assets and related funding, changes in volumes, repricing characteristics, loans fees collected, moratoriums granted on loan payments and delay charges, interest collected on nonaccrual loans, as well as strategic decisions made by the Corporation’s management. Net interest income for the year ended December 31, 2021 was $2.0 billion or $101.0 million higher than in 2020. Net interest income, on a taxable equivalent basis, for the year ended December 31, 2021 was $2.2 billion compared to $2.0 billion in 2020.

Due to the Corporation’s current asset sensitive position, an increase in interest rates should have a favorable impact on the Corporation’s results. See the Risk Management: Market/Interest Rate Risk section of this MD&A for additional information related to the Corporation’s interest rate risk.

The average key index rates for the years 2021 and 2020 were as follows:

	2021	2020
Prime rate………………………………………………………………………………………………….	3.25%	3.53%
Fed funds rate……………………………………………………………………………………………..	0.25	0.35
3-month LIBOR……………………………………………………………………………………………	0.16	0.65
3-month Treasury Bill…………………………………………………………………………………….	0.03	0.35
10-year Treasury………………………………………………………………………………………….	1.44	0.89
FNMA 30-year…………………………………………………………………………………………….	1.84	1.01

Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected, and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Prepayment penalties, late fees collected and the amortization of premiums / discounts on purchased loans, including the discount accretion on purchased credit deteriorated loans (“PCD”), are also included as part of the loan yield. Interest income for the period ended December 31, 2021 included a favorable impact of $131.6 million, related to those items, compared to $98.5 million for the same period in 2020. The year over year increase is related to higher amortized fees resulting mainly from the SBA forgiveness of PPP loans by $53.9 million, partially offset by $15.4 million lower amortization of the fair value discount of the auto and credit card portfolios acquired in previous years.

Table 3 presents the different components of the Corporation’s net interest income, on a taxable equivalent basis, for the year ended December 31, 2021, as compared with the same period in 2020, segregated by major categories of interest earning assets and interest-bearing liabilities. Net interest margin was 2.88% in 2021 or 41 basis points lower than the 3.29% reported in 2020. The lower net interest margin for the year is driven by the increase of $11.5 billion in average deposits which were mostly redeployed in overnight Fed Funds and U.S. Treasury and agency debt securities. These assets, although accretive to net interest income, are low yielding assets and have the effect of compressing the net interest margin. Also impacting the net interest margin was a full year of low short-term rates as the Federal Reserve decreased by 150 basis points the Federal Funds Rate in the first quarter of 2020. On a taxable equivalent basis, net interest margin was 3.19% in 2021, compared to 3.62% in 2020. The main drivers for the increase in net interest income on a taxable equivalent basis were:

Positive variances:

• Higher interest income from money market and investment securities due to a higher volume by $11.0 billion, which resulted from an increase in deposits in most categories, partially offset by lower yield by 39 basis points driven by a lower interest rate environment. These larger balances resulted from an increase in deposits in most categories;

• Higher interest income from commercial loans driven by higher interest and fees from PPP loans by $54.0 million when compared to 2020, partially offset the repricing of adjustable rates loans and origination in a low interest rate environment;

• The auto and lease financing portfolios increased by $478 million or 12% driven by continued demand for automobiles in Puerto Rico after the COVID-19 related lockdown and higher household liquidity resulting from COVID-19 relief federal assistances;

• Mortgage loans interest income increased 6% when compared to the year 2020, driven by the $807.6 million bulk loan repurchases from our GSE loan servicing portfolios that occurred at the end of September 2020, partially offset by lower yields also related to the lower rates of the repurchased portfolio; and

• Lower interest expense on deposits due to the decrease in interest cost by 21 basis points resulting from the decrease in market rates in March 2020, increased liquidity in the financial industry as a result of retail and commercial federal support programs and the subsequent effect on these liabilities. The decrease in the cost of interest-bearing deposits was 51 basis points when compared to the year 2020 in the U.S. segment and 13 basis points in P.R. The impact from lower rates was partially offset by higher average balance of interest-bearing deposits by $8.4 billon when compared to the year 2020.

Partially offset by:

• Lower interest income from consumer loans due to lower average volume both on the installment loan and credit card portfolios, resulting also from a higher household liquidity in the market, as discussed above.

Table 3 – Analysis of Levels & Yields on a Taxable Equivalent Basis from Continuing Operations (Non-GAAP)
Year ended December 31,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2021	2020	Variance	2021	2020	Variance		2021	2020	Variance	Rate	Volume
(In millions)							(In thousands)
$16,000	$8,598	$7,402	0.13%	0.23%	(0.10)%	Money market investments	$21,147	$19,722	$1,425	$(10,745)	$12,170
22,931	19,353	3,578	2.22	2.42	(0.20)	Investment securities [1]	508,131	467,994	40,137	(43,723)	83,860
84	69	15	5.16	6.00	(0.84)	Trading securities	4,339	4,165	174	(646)	820
						Total money market,
						investment and trading
39,015	28,020	10,995	1.37	1.76	(0.39)	securities	533,617	491,881	41,736	(55,114)	96,850
						Loans:
13,455	13,245	210	5.39	5.23	0.16	Commercial	723,765	692,372	31,393	20,297	11,096
849	913	(64)	5.41	5.74	(0.33)	Construction	45,821	52,438	(6,617)	(3,059)	(3,558)
1,289	1,112	177	6.00	6.05	(0.05)	Leasing	77,356	67,247	10,109	(522)	10,631
7,696	7,255	441	5.09	5.23	(0.14)	Mortgage	392,047	379,794	12,253	(10,414)	22,667
2,463	2,839	(376)	11.17	11.34	(0.17)	Consumer	275,078	322,009	(46,931)	(5,612)	(41,319)
3,322	3,021	301	8.47	8.97	(0.50)	Auto	280,722	271,162	9,560	(16,500)	26,060
29,074	28,385	689	6.19	6.29	(0.10)	Total loans	1,794,789	1,785,022	9,767	(15,810)	25,577
$68,089	$56,405	$11,684	3.43%	4.04%	(0.61)%	Total earning assets	$2,328,406	$2,276,903	$51,503	$(70,924)	$122,427
						Interest bearing deposits:
$25,959	$19,678	$6,281	0.12%	0.28%	(0.16)%	NOW and money market [2]	$31,911	$54,652	$(22,741)	$(37,171)	$14,430
15,429	12,399	3,030	0.18	0.30	(0.12)	Savings	27,123	37,765	(10,642)	(19,220)	8,578
7,028	7,971	(943)	0.75	1.05	(0.30)	Time deposits	52,587	83,438	(30,851)	(20,755)	(10,096)
48,416	40,048	8,368	0.23	0.44	(0.21)	Total interest bearing deposits	111,621	175,855	(64,234)	(77,146)	12,912
92	166	(74)	0.35	1.48	(1.13)	Short-term borrowings	318	2,457	(2,139)	(1,411)	(728)
						Other medium and
1,185	1,178	7	4.49	4.81	(0.32)	long-term debt	53,107	56,626	(3,519)	(2,927)	(592)
						Total interest bearing
49,693	41,392	8,301	0.33	0.57	(0.24)	liabilities	165,046	234,938	(69,892)	(81,484)	11,592
14,687	11,538	3,149				Demand deposits
3,709	3,475	234				Other sources of funds
$68,089	$56,405	$11,684	0.24%	0.42%	(0.18)%	Total source of funds	165,046	234,938	(69,892)	(81,484)	11,592
			3.19%	3.62%	(0.43)%	Net interest margin/ income on a taxable equivalent basis (Non-GAAP)	2,163,360	2,041,965	121,395	$10,560	$110,835
			3.10%	3.47%	(0.37)%	Net interest spread
						Taxable equivalent adjustment	205,770	185,353	20,418
			2.88%	3.29%	(0.41)%	Net interest margin/ income non-taxable equivalent basis (GAAP)	$1,957,590	$1,856,612	$100,977
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

Provision for Credit Losses - Loans Held-in-Portfolio and Unfunded Commitments

For the year ended December 31, 2021, the Corporation recorded a release of $191.3 million for its reserve for credit losses related to loans held-in-portfolio and unfunded commitments, compared with a provision expense of $294.9 million for the year ended December 31, 2020. The reserve release related to the loans-held-in-portfolio for the year 2021 was $183.3 million, compared to a provision expense of $282.3 million for the year 2020. The decrease reflects the improvements in credit quality, changes in the macroeconomic outlook, and changes in qualitative reserves. The provision for unfunded commitments for the year 2021 reflected a benefit of $8.0 million, compared to a provision expense of $12.6 million for the same period of 2020.

The reserve release related to loans held-in-portfolio for the BPPR segment was $129.0 million for the year ended December 31, 2021, compared to a provision expense of $205.9 million for the year ended December 31, 2020, a favorable variance of $334.9 million. The reserve release related to loans held-in-portfolio for the Popular U.S. segment was $54.3 million for the year 2021, a favorable variance of $130.8 million, compared to a provision expense of $76.5 million for the year 2020.

At December 31, 2021, the total allowance for credit losses for loans held-in-portfolio amounted to $695.4 million, compared to $896.3 million as of December 31, 2020. The ratio of the allowance for credit losses to loans held-in-portfolio was 2.38% at December 31, 2021, compared to 3.05% at December 31, 2020. Refer to Note 9 to the Consolidated Financial Statements, for additional information on the Corporation’s methodology to estimate its allowance for credit losses (“ACL”). Refer to the Credit Risk section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for credit losses and selected loan losses statistics.

As discussed in Note 9 to the Consolidated Financial Statements, within the process to estimate its allowance for credit losses (“ACL”), the Corporation applies probability weights to the outcomes of simulations using Moody’s Analytics’ Baseline, S3 (pessimistic) and S1 (optimistic) scenarios.

Provision for Credit Losses – Investment Securities

The Corporation’s provision for credit losses related to its investment securities held-to-maturity is related to the portfolio of obligations from the Government of Puerto Rico, states and political subdivisions. For the year ended December 31, 2021, the Corporation recorded a reserve release of $2.2 million, compared to a reserve release of $2.4 million for the year ended December 31, 2020. At December 31, 2021, the total allowance for credit losses for this portfolio amounted to $8.1 million, compared to $10.3 million as of December 31, 2020. Refer to Note 7 for additional information on the ACL for this portfolio.

Non-Interest Income

For the year ended December 31, 2021, non-interest income increased by $129.8 million, when compared with the previous year, primarily driven by:

• higher service charges on deposit accounts by $14.9 million principally due to higher fees on transactional cash management services at BPPR in part due to the business disruptions and the waiver of fees related to the COVID-19 pandemic during 2020;

• higher other service fees by $53.4 million, principally at the BPPR segment, due to higher credit and debit card fees by $43.4 million mainly in interchange income resulting from higher transactional volumes in part due to the business disruptions and the waiver of service charges and late fees related to the COVID-19 pandemic during 2020; higher insurance fees by $5.8 million, from which $3.0 million were related to contingent insurance commissions recognized during the fourth quarter; and higher trust fees by $3.1 million;

• higher income from mortgage banking activities by $39.7 million mainly due to the impact of the bulk loan repurchases from the Corporation’s GNMA, FNMA and FHLMC loan servicing portfolio during 2020 which resulted in an unfavorable adjustment of $8.8 million and $10.5 million on the valuation of mortgage servicing rights (“MSRs”) and servicing advances losses, respectively, and an offsetting positive adjustment in servicing fees of $3.4 million; lower unfavorable fair value adjustments on MSRs by $23.0 million due to changes in assumptions; and higher realized gains on closed derivatives positions by $11.9 million also contributed to the year over year income improvements; partially offset by lower gains from securitization transactions by $8.9 million; and

• higher other operating income by $26.7 million principally due to higher net earnings from the combined portfolio of investments under the equity method by $15.1 million, the gain of $7.0 million recognized in the third quarter of 2021 by BPPR as a result of the sale and partial leaseback of two corporate office buildings, and higher daily auto rental revenues by $3.9 million;

partially offset by:

• lower net gain on equity securities by $6.1 million mainly related to a $4.1 million gain on sale of certain equity securities at PB during the third quarter of 2020.

Operating Expenses

Table 4 provides a breakdown of operating expenses by major categories.

Table 4 - Operating Expenses
	Years ended December 31,
(In thousands)	2021	2020	2019
Personnel costs:
Salaries	$371,644	$370,179	$351,788
Commissions, incentives and other bonuses	113,095	78,582	97,764
Pension, postretirement and medical insurance	52,077	44,123	41,804
Other personnel costs, including payroll taxes	94,986	71,321	99,269
Total personnel costs	631,802	564,205	590,625
Net occupancy expenses	102,226	119,345	96,339
Equipment expenses	92,097	88,932	84,215
Other taxes	56,783	54,454	51,653
Professional fees:
Collections, appraisals and other credit related fees	13,199	12,588	16,300
Programming, processing and other technology services	272,386	253,565	247,332
Legal fees, excluding collections	10,712	10,611	12,877
Other professional fees	114,568	117,358	107,902
Total professional fees	410,865	394,122	384,411
Communications	25,234	23,496	23,450
Business promotion	72,981	57,608	75,372
FDIC deposit insurance	25,579	23,868	18,179
Other real estate owned (OREO) (income) expenses	(14,414)	(3,480)	4,298
Other operating expenses:
Credit and debit card processing, volume, interchange and other expenses	45,088	45,108	38,059
Operational losses	38,391	26,331	21,414
All other	53,509	57,443	80,097
Total other operating expenses	136,988	128,882	139,570
Amortization of intangibles	9,134	6,397	9,370
Total operating expenses	$1,549,275	$1,457,829	$1,477,482
Personnel costs to average assets	0.89%	0.95%	1.17%
Operating expenses to average assets	2.18	2.45	2.93
Employees (full-time equivalent)	8,351	8,522	8,560
Average assets per employee (in millions)	$8.52	$6.99	$5.88

Operating expenses for the year ended December 31, 2021 increased by $91.4 million, when compared with the previous year. The increase in operating expenses was driven primarily by:

• Higher personnel cost by $67.6 million mainly due to higher incentives related to the profit-sharing plan by $29.1 million and higher commission and performance-based incentives by $34.5 million due to improved performance metrics and salary increases, higher fringe benefit expense, mainly medical insurance by $8.0 million, partially offset by higher deferred salaries as a result of higher loan originations during 2021;

• Higher equipment expense by $3.2 million due to higher amortization of software costs;

• Higher professional fees by $16.7 million primarily due to higher processing service fees due to higher volume of transactions;

• Higher business promotions by $15.4 million due to higher customer reward program expense in our credit card business and higher advertising expense;

• Higher other operating expenses by $8.1 million mainly due higher sundry losses by $12.1 million, including $3.7 million related to the termination of a white label credit card contract and higher legal reserves; and higher impairment losses on undeveloped properties by $3.2 million; partially offset by lower pension plan cost by $10.0 million due to annual changes in actuarial assumptions and higher gain on sale of repossess auto units by $2.8 million; and

• Higher amortization of intangibles by $2.7 million due to a write-down on impairment of a trademark.

These variances were partially offset by:

• Lower net occupancy expense by $17.1 million due to $19.0 million in costs related to the termination of real property leases associated with PB’s New York branch realignment, including the impairment of the right-of-use assets recorded during 2020; and

• Lower OREO expense by $10.9 million mainly due to higher gains on sale of mortgage properties.

Income Taxes

For the year ended December 31, 2021, the Corporation recorded an income tax expense of $309.0 million, compared to $111.9 million for the same period of 2020. The income tax expense for the year ended December 31, 2021 reflects the impact of higher pre-tax income, resulting primarily from a lower provision for credit losses partially offset by higher net exempt interest income and higher income from U.S. operations subject to a lower statutory tax rate.

At December 31, 2021, the Corporation had a net deferred tax asset amounting to $0.7 billion, net of a valuation allowance of $0.5 billion. The net deferred tax asset related to the U.S. operations was $0.2 billion, net of a valuation allowance of $0.4 billion.

Refer to Note 35 to the Consolidated Financial Statements for a reconciliation of the statutory income tax rate to the effective tax rate and additional information on the income tax expense and deferred tax asset balances.

Fourth Quarter Results

The Corporation recognized net income of $206.1 million for the quarter ended December 31, 2021, compared with a net income of $176.3 million for the same quarter of 2020.

Net interest income for the fourth quarter of 2021 amounted to $501.3 million, compared with $471.6 million for the fourth quarter of 2020, an increase of $29.7 million. The increase in net interest income was mainly due to increase in average balance of earning assets, mainly due to increase in deposits. The net interest margin declined by 26 basis points to 2.78% due to declines in market rates and the earning assets mix, which were concentrated in overnight Fed Funds, U.S. Treasuries and agency securities, which are all lower yielding assets.

The provision for credit losses was a benefit of $33.1 million compared to a provision expense of $21.2 million for the fourth quarter of 2020. The benefit recorded in the fourth quarter of 2021 was reflective of improvements in the credit metrics and the macroeconomic outlook as well as releases in qualitative reserves.

Non-interest income amounted to $164.7 million for the quarter ended December 31, 2020, compared with $144.8 million for the same quarter in 2020. The increase of $19.9 million was mainly due to other service fees, due to higher volume of transactions, and higher income from mortgage banking activities.

Operating expenses totaled $417.4 million for the quarter ended December 31, 2021, compared with $375.9 million for the same quarter in the previous year. The increase of $41.5 million is mainly related to higher personnel costs due to higher salaries, incentives and commissions, higher business promotion expenses, and higher other operating expenses due to the reclassification during the fourth quarter in 2020 of $10.0 million in provision for unfunded commitments from the other expenses line to the provision for credit losses caption, partially offset by lower net occupancy expenses related to the termination of real property leases associated with PB’s New York branch rationalization, amounting to $19.0 million, including the impairment of the right-of-use assets and related costs recorded in the last quarter of 2020.

Income tax expense amounted to $75.6 million for the quarter ended December 31, 2021, compared with income tax expense of $43.0 million for the same quarter of 2020. The increase is mainly due to higher pre-tax income during the quarter ended December 31, 2021, compared to the quarter ended December 31, 2020.

REPORTABLE SEGMENT RESULTS

The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico and Popular U.S. A Corporate group has been defined to support the reportable segments.

For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 37 to the Consolidated Financial Statements.

The Corporate group reported a net income of $13.4 million for the year ended December 31, 2021, compared to a net income of $8.5 million for the previous year. The increase in the net income was mainly attributed to lower net interest expense by $1.4 million, mainly due to lower interest expense after the redemption on November 1, 2021 of the trust preferred securities issued by the Popular Capital Trust I; higher non-interest income by $10.1 million mainly due to higher income from the portfolio of equity method investments, partially offset by higher operating expenses by $6.4 million mainly due to higher amortization of intangibles due to the impairment of a trademark.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $787.5 million for the year ended December 31, 2021, compared with $499.0 million for the year ended December 31, 2020. The results for 2021 included reserve for credit losses release of $136.4 million. The results for 2020 were impacted by the COVID-19 pandemic as well as the implementation of the CECL accounting pronouncement under which provision for credit losses of $211.0 million was recorded throughout the year. The principal factors that contributed to the variance in the financial results included the following:

• Higher net interest income by $81.0 million due to higher income from investment securities by $35.2 million mainly due to higher average balances, higher income from loans by $15.3 million, mainly from interest and fees from commercial PPP loans and higher volume of mortgage loans and leases, partially offset by lower income from consumer loans, mainly credit cards; and lower interest expense from deposits by $29.2 million. The BPPR segment’s net interest margin was 2.86% for 2021 compared with 3.40% for the same period in 2020. The decrease was mainly due to the earning asset composition;

• A reversal of $136.4 million of the reserve for credit losses, due to improved credit metrics and improved macroeconomic outlook, compared to a provision expense of $211.0 million in 2020, which reflected the implementation of CECL and the impact of the COVID-19 pandemic in the macroeconomic outlook;

• Higher non-interest income by $119.4 million mainly due to:

• Higher service charges on deposit accounts by $14.8 million due to the impact in 2020 of lower transactions and the temporary waiver of fees in response to the COVID-19 pandemic;

• Higher other service fees by $51.7 million due to higher debit and credit card transactions and the temporary waiver of fees in response to the COVID-19 pandemic in 2020 and higher contingent insurance revenues in 2021;

• Higher mortgage banking activities by $39.9 million due to lower unfavorable fair value adjustments on mortgage servicing rights, and the negative net impact that resulted from the from the bulk repurchase of loans from the Corporation’s GNMA, FNMA and FHLMC loan servicing portfolio in 2020; and

• Higher other operating income by $10.7 million due to higher income from the portfolio of equity method investments, the gain from the sale of two corporate office buildings in 2021 and higher income from daily auto rental activities.

• Higher operating expenses by $112.0 million, mainly due to:

• Higher personnel costs by $43.6 million mainly due to higher salaries, incentives and profit-sharing plan expense;

• Higher professional fees by $20.3 million mainly due to processing service fees due to higher volume of transactions;

• Higher business promotions by $13.6 million mainly due to higher customer reward program expense in our credit card business and higher advertising expense;

• Higher other operating expenses by $34.3 million due to higher sundry losses, including $3.7 million related to the termination of a white label credit card contract, impairment losses on long-lived assets of $5.3 million recorded in 2021, higher legal reserves and higher corporate expense allocations;

Partially offset by:

• Lower OREO expenses by $11.1 million mainly due to higher gains on sales of residential properties.

• Higher income tax expense by $147.3 million mainly due to higher income before tax.

Popular U.S.

For the year ended December 31, 2021, the reportable segment of Popular U.S. reported net income of $134.1 million, compared with a net loss of $0.7 million for the year ended December 31, 2020. The principal factors that contributed to the variance in the financial results included the following:

• Higher net interest income by $18.6 million mainly due to lower interest expense on deposits by $36.5 million, due to lower rates and lower average balance of certificates of deposits, partially offset by lower income from loans by $9.8 million mainly from consumer and construction loans, and lower income from investment securities by $10.2 million. The Popular U.S. reportable segment’s net interest margin was 3.39% for 2021 compared with 3.21% for the same period in 2020;

• A release of $56.9 million of the reserve for credit losses, due to improvements credit metrics and the macroeconomic outlook, compared to a provision expense of $81.5 million in 2020, mainly due to the implementation of CECL and the effects of the pandemic;

• Lower operating expenses by $26.7 million mainly due to:

• Lower occupancy expenses by $22.7 million mainly due to the impact of the NY branch rationalization in 2020 that resulted in $19.0 million in lease termination costs, including the impairment of the right of use assets; and

• Lower professional fees by $5.1 million mainly due intersegment allocated services;

Partially offset by:

• Higher personnel costs by $6.9 million due to higher salaries, incentives and profit-sharing plan expenses.

• Income taxes unfavorable variance of $49.1 million mainly due to higher income before tax.

STATEMENT OF FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $75.1 billion at December 31, 2021, compared to $65.9 billion at December 31, 2020. Refer to the Corporation’s Consolidated Statements of Financial Condition at December 31, 2021 and 2020 included in this 2021 Annual Report on Form 10-K. Also, refer to the Statistical Summary 2021-2020 in this MD&A for Condensed Statements of Financial Condition.

Money market investments and debt securities available-for-sale

Money market investments and debt securities available-for-sale increased by $5.9 billion and $3.4 billion, respectively, at December 31, 2021. This was largely driven by the additional funds available to invest resulting from the increase in deposits across various sectors, partially offset by paydowns of agency mortgage-backed securities. Refer to Note 6 to the Consolidated Financial Statements for additional information with respect to the Corporation’s debt securities available-for-sale.

Loans

Refer to Table 5 for a breakdown of the Corporation’s loan portfolio. Also, refer to Note 8 in the Consolidated Financial Statements for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Loans held-in-portfolio decreased by $0.1 billion to $29.2 billion at December 31, 2021, mainly due to a decrease in commercial loans at BPPR of $0.6 billion principally related to the repayment of PPP loans, a decrease in mortgage loans at BPPR of $0.5 billion mainly due to paydowns and a decrease in construction loans of $0.2 billion, partially offset by an increase in commercial loans at PB of $0.7 billion principally in the healthcare industry from which $0.1 billion was related to the acquisition by PEF of K2’s lease financing business and growth in auto loans and leases at BPPR by $0.5 billion.

The allowance for credit losses for the loan portfolio decreased by $0.2 billion due to improvements in credit quality, changes in the macroeconomic outlook, and changes in qualitative reserves. Refer to the Credit Quality section of the MD&A for additional information on the Allowance for credit losses for the loan portfolio.

Table 5 - Loans Ending Balances
	At December 31,
(In thousands)	2021	2020
Loans held-in-portfolio:
Commercial	$13,732,701	$13,614,310
Construction	716,220	926,208
Leasing	1,381,319	1,197,661
Mortgage	7,427,196	7,890,680
Auto	3,412,187	3,132,228
Consumer	2,570,934	2,624,109
Total loans held-in-portfolio	$29,240,557	$29,385,196
Loans held-for-sale:
Commercial	$-	$2,738
Mortgage	59,168	96,717
Total loans held-for-sale	$59,168	$99,455
Total loans	$29,299,725	$29,484,651

Other assets

Other assets amounted to $1.6 billion at December 31, 2021, a decrease of $0.1 billion when compared to December 31, 2020. Refer to Note 14 for a breakdown of the principal categories that comprise the caption of “Other Assets” in the Consolidated Statements of Financial Condition at December 31, 2021 and 2020.

Liabilities

The Corporation’s total liabilities were $69.1 billion at December 31, 2021, an increase of $9.2 billion compared to $59.9 billion at December 31, 2020, mainly due to increases in deposits as discussed below. Refer to the Corporation’s Consolidated Statements of Financial Condition included in this Form 10-K.

Deposits and Borrowings

The composition of the Corporation’s financing to total assets at December 31, 2021 and 2020 is included in Table 6.

Table 6 - Financing to Total Assets
	December 31,	December 31,	% increase (decrease)	% of total assets
(In millions)	2021	2020	from 2020 to 2021	2021	2020
Non-interest bearing deposits	$15,684	$13,129	19.5%	20.9%	19.9%
Interest-bearing core deposits	47,954	38,599	24.2	63.9	58.5
Other interest-bearing deposits	3,367	5,138	(34.5)	4.5	7.8
Repurchase agreements	92	121	(24.0)	0.1	0.2
Other short-term borrowings	75	-	N.M.	0.1	-
Notes payable	989	1,225	(19.3)	1.3	1.9
Other liabilities	968	1,685	(42.6)	1.3	2.6
Stockholders’ equity	5,969	6,029	(1.0)	7.9	9.1

Deposits

The Corporation’s deposits totaled $67.0 billion at December 31, 2021, compared to $56.9 billion at December 31, 2020.The deposits increase of $10.1 billion was mainly due to higher Puerto Rico public sector deposits by $5.2 billion and higher retail and commercial demand deposits by $3.9 billion at BPPR. Public sector deposit balances amounted to $20.3 billion at December 31, 2021. A significant portion of Puerto Rico public sector deposits are expected to be used by Puerto Rico pursuant to the Plan of Adjustment for Puerto Rico confirmed by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) Title III

Court, which is expected to become effective on or about March 15, 2022. However, the receipt by the P.R. Government of additional COVID-19 and hurricane recovery-related Federal assistance and seasonal tax collections could increase public deposit balances at BPPR in the near term. The rate at which public deposit balances will decline is uncertain and difficult to predict. The amount and timing of any such reduction is likely to be impacted by, for example, the implementation of the Plan of Adjustment under Title III of PROMESA and the speed at which the COVID-19 federal assistance is distributed. Refer to Table 7 for a breakdown of the Corporation’s deposits at December 31, 2021 and 2020.

Table 7 - Deposits Ending Balances
(In thousands)	2021	2020
Demand deposits	$25,889,732	$22,532,729
Savings, NOW and money market deposits (non-brokered)	33,674,134	26,390,565
Savings, NOW and money market deposits (brokered)	729,073	635,198
Time deposits (non-brokered)	6,685,938	7,130,749
Time deposits (brokered CDs)	26,211	177,099
Total deposits	$67,005,088	$56,866,340

[1] Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings amounted to $1.2 billion at December 31, 2021, compared to $1.3 billion at December 31, 2020. Refer to Note 17 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

The Corporation’s other liabilities amounted to $1.0 billion at December 31, 2021, a decrease of $0.7 billion when compared to December 31, 2020, mainly due to the settlement of purchases of debt securities.

Stockholders’ Equity

Stockholders’ equity totaled $6.0 billion at December 31, 2021, a decrease of $59.3 million when compared to December 31, 2020, principally due to higher accumulated unrealized losses on debt securities available-for-sale by $557.0 million and the impact of the $350.0 million accelerated share repurchase transaction, offset by net income for the year ended December 31, 2021 of $934.9 million, less declared dividends of $142.3 million on common stock and $1.4 million in dividends on preferred stock and a reduction in the adjustment of pension and postretirement benefit plans of $36.1 million. Refer to the Consolidated Statements of Financial Condition, Comprehensive Income and of Changes in Stockholders’ Equity for information on the composition of stockholders’ equity. Also, refer to Note 22 for a detail of accumulated other comprehensive loss (income), an integral component of stockholders’ equity.

REGULATORY CAPITAL

The Corporation and its bank subsidiaries are subject to capital adequacy standards established by the Federal Reserve Board. The risk-based capital standards applicable to Popular, Inc. and the Banks, BPPR and PB, are based on the final capital framework of Basel III. The capital rules of Basel III include a “Common Equity Tier 1” (“CET1”) capital measure and specifies that Tier 1 capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements. Note 21 to the consolidated financial statements presents further information on the Corporation’s regulatory capital requirements, including the regulatory capital ratios of its depository institutions, BPPR and PB.

An institution is considered “well-capitalized” if it maintains a total capital ratio of 10%, a Tier 1 capital ratio of 8%, a CET1 capital ratio of 6.5% and a leverage ratio of 5%. The Corporation’s ratios presented in Table 8 show that the Corporation was “well capitalized” for regulatory purposes, the highest classification, under Basel III for years 2021 and 2020. BPPR and PB were also well-capitalized for all years presented.

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

Table 8 presents the Corporation’s capital adequacy information for the years 2021 and 2020.

Table 8 - Capital Adequacy Data
	At December 31,
(Dollars in thousands)	2021	2020
Risk-based capital:
Common Equity Tier 1 capital	$5,476,031	$4,992,096
Additional Tier 1 Capital	22,143	22,143
Tier 1 capital	$5,498,174	$5,014,239
Supplementary (Tier 2) capital	585,931	759,680
Total capital	$6,084,105	$5,773,919
Total risk-weighted assets	$31,441,224	$30,702,091
Adjusted average quarterly assets	$74,238,367	$64,305,022
Ratios:
Common Equity Tier 1 capital	17.42%	16.26%
Tier 1 capital	17.49	16.33
Total capital	19.35	18.81
Leverage ratio	7.41	7.80
Average equity to assets	8.12	9.10
Average tangible equity to assets	7.20	8.02
Average equity to loans	19.87	19.09

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

The increase in the CET1 capital ratio, Tier 1 capital ratio and, total capital ratio as of December 31, 2021, compared to December 31, 2020, was mostly due to the year earnings, partially offset by the accelerated share repurchase agreement to repurchase an aggregate of $350 million of Popular’s common stock and the slight increase in risk weighted assets. The decrease in leverage capital ratio was mainly due to the increase in average total assets, driven by investments in zero or low-risk weighted debt securities and overnight Fed Funds that therefore did not have a significant impact on the risk-weighted assets.

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

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to neutralize the regulatory capital effects of participating in the program. Specifically, the agencies have clarified that banking organizations, including the Corporation and its Bank subsidiaries, are permitted to assign a zero percent risk weight to PPP loans for purposes of determining risk-weighted assets and risk-based capital ratios. Additionally, in order to facilitate use of the Paycheck Protection Program Liquidity Facility (the “PPPL Facility”), which provides Federal Reserve Bank loans to eligible financial institutions such as the Corporation’s Bank subsidiaries to fund PPP loans, the agencies further clarified that, for purposes of determining leverage ratios, a banking organization is permitted to exclude from total average assets PPP loans that have been pledged as collateral for a PPPL Facility. As of December 31, 2021, the Corporation has $353 million in PPP loans and no loans were pledged as collateral for PPPL Facilities.

Table 9 reconciles the Corporation’s total common stockholders’ equity to common equity Tier 1 capital.

Table 9 - Reconciliation Common Equity Tier 1 Capital
	At December 31,
(In thousands)	2021	2020
Common stockholders’ equity	$6,116,756	$6,224,942
AOCI related adjustments due to opt-out election	257,762	(261,245)
Goodwill, net of associated deferred tax liability (DTL)	(591,703)	(591,931)
Intangible assets, net of associated DTLs	(16,219)	(22,466)
Deferred tax assets and other deductions	(290,565)	(357,204)
Common equity tier 1 capital	$5,476,031	$4,992,096
Common equity tier 1 capital to risk-weighted assets	17.42%	16.26%

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

Table 10 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets at December 31, 2021 and 2020.

Table 10 - Reconciliation of Tangible Common Equity and Tangible Assets
	At December 31,
(In thousands, except share or per share information)	2021	2020
Total stockholders’ equity	$5,969,397	$6,028,687
Less: Preferred stock	(22,143)	(22,143)
Less: Goodwill	(720,293)	(671,122)
Less: Other intangibles	(16,219)	(22,466)
Total tangible common equity	$5,210,742	$5,312,956
Total assets	$75,097,899	$65,926,000
Less: Goodwill	(720,293)	(671,122)
Less: Other intangibles	(16,219)	(22,466)
Total tangible assets	$74,361,387	$65,232,412
Tangible common equity to tangible assets	7.01%	8.14%
Common shares outstanding at end of period	79,851,169	84,244,235
Tangible book value per common share	$65.26	$63.07

	Year-to-date average
Total stockholders’ equity [1]	$5,777,652	$5,419,938
Less: Preferred Stock	(22,143)	(26,277)
Less: Goodwill	(679,959)	(671,121)
Less: Other intangibles	(20,861)	(25,154)
Total tangible common equity	$5,054,689	$4,697,386
Average return on tangible common equity	18.47%	10.75%
[1] Average balances exclude unrealized gains or losses on debt securities available-for-sale.

RISK MANAGEMENT

Market / Interest Rate Risk

The financial results and capital levels of the Corporation are constantly exposed to market, interest rate and liquidity risks.

Market risk refers to the risk of a reduction in the Corporation’s capital due to changes in the market valuation of its assets and/or liabilities.

Most of the assets subject to market valuation risk are debt securities classified as available-for-sale. Refer to Notes 6 and 7 for further information on the debt securities available-for-sale and held-to-maturity portfolios. Debt securities classified as available-for-sale amounted to $25.0 billion as of December 31, 2021. Other assets subject to market risk include loans held-for-sale, which amounted to $59 million, mortgage servicing rights (“MSRs”) which amounted to $122 million and securities classified as “trading”, which amounted to $30 million, as of December 31, 2021.

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

The Corporation processes NII simulations under interest rate scenarios in which the yield curve is assumed to rise and decline by the same amount (parallel shifts). The rate scenarios considered in these market risk simulations reflect instantaneous parallel changes of -100, -200, +100, +200 and +400 basis points during the succeeding twelve-month period. Simulation analyses are based on many assumptions, including relative levels of market interest rates across all yield curve points and indexes, interest rate spreads, loan prepayments and deposit elasticity. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The following table presents the results of the simulations at December 31, 2021 and December 31, 2020, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:

Table 11 - Net Interest Income Sensitivity (One Year Projection)
	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate
+400 basis points	$257,223	13.21%	$167,474	9.19%
+200 basis points	197,354	10.14	81,690	4.49
+100 basis points	166,920	8.57	39,361	2.16
-100 basis points	(78,408)	(4.03)	(53,952)	(2.96)
-200 basis points	(120,661)	(6.20)	(71,517)	(3.93)

As of December 31, 2021, NII simulations show the Corporation maintains an asset sensitive position and is expected to benefit from an overall rising rate environment. The increases in sensitivity for the period are primarily driven by the significant deposit increases seen in 2021, which have resulted in a higher level of short-term investments and cash reserves maintained at the Federal Reserve. These assets reprice immediately under the NII simulations, thus improving the NII benefit in rising rate scenarios. The declining rate scenarios show a smaller and asymmetric impact in sensitivity as rates continue to be close to their lower bound and Popular does not allow rates to turn negative in its IRR simulations.

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

Table 12 - Interest Rate Sensitivity
	At December 31, 2021
	By repricing dates
(Dollars in thousands)	0-30 days	Within 31 - 90 days	After three months but within six months	After six months but within nine months	After nine months but within one year	After one year but within two years	After two years	Non-interest bearing funds	Total
Assets:
Money market investments	$17,536,719	$-	$-	$-	$-	$-	$-	$-	$17,536,719
Investment and trading securities	301,103	436,980	664,755	678,066	712,179	3,936,869	17,980,634	548,736	25,259,322
Loans	4,907,214	2,492,007	1,412,901	1,359,602	1,307,655	4,272,336	13,548,010	-	29,299,725
Other assets	-	-	-	-	-	-	-	3,002,133	3,002,133
Total	22,745,036	2,928,987	2,077,656	2,037,668	2,019,834	8,209,205	31,528,644	3,550,869	75,097,899
Liabilities and stockholders' equity:
Savings, NOW and money market and
other interest bearing demand deposits	23,065,038	809,349	1,137,611	1,053,198	976,622	3,260,426	14,306,213	-	44,608,457
Certificates of deposit	1,940,456	496,482	642,437	647,957	357,661	971,300	1,655,856	-	6,712,149
Federal funds purchased and assets	31,550	30,295	20,102	9,656	-	-	-	-	91,603
sold under agreements to repurchase	75,000	-	-	-	-	-	-	-	75,000
Notes payable	1,000	-	100,000	-	2,148	341,103	544,312	-	988,563
Non-interest bearing deposits	-	-	-	-	-	-	-	15,684,482	15,684,482
Other non-interest bearing liabilities	-	-	-	-	-	-	-	968,248	968,248
Stockholders' equity	-	-	-	-	-	-	-	5,969,397	5,969,397
Total	$25,113,044	$1,336,126	$1,900,150	$1,710,811	$1,336,431	$4,572,829	$16,506,381	$22,622,127	$75,097,899
Interest rate sensitive gap	(2,368,008)	1,592,861	177,506	326,857	683,403	3,636,376	15,022,263	(19,071,258)	-
Cumulative interest rate sensitive gap	(2,368,008)	(775,147)	(597,641)	(270,784)	412,619	4,048,995	19,071,258	-	-
Cumulative interest rate sensitive gap
to earning assets	(3.31)%	(1.08)%	(0.84)%	(0.38)%	0.58%	5.66%	26.66%	-	-

Table 13, which presents the maturity distribution of earning assets, takes into consideration prepayment assumptions.

Table 13 - Maturity Distribution of Earning Assets
	As of December 31, 2021
	Maturities
		After one year		After five years
		through five years		through fifteen years		After fifteen years
	One year	Fixed	Variable	Fixed	Variable	Fixed	Variable
(In thousands)	or less	interest rates	interest rates	interest rates	interest rates	interest rates	interest rates	Total
Money market securities	$17,536,719	$-	$-	$-	$-	$-	$-	$17,536,719
Investment and trading securities	2,714,995	14,688,701	14,430	7,164,229	4,952	482,039	-	25,069,345
Loans:
Commercial	5,067,977	4,223,468	2,631,141	910,162	735,828	80,071	84,054	13,732,701
Construction	497,519	32,857	149,412	4,693	31,739	-	-	716,220
Leasing	408,552	959,267	-	13,500	-	-	-	1,381,319
Consumer	1,640,359	3,292,532	268,033	182,496	527,827	71,873	-	5,983,121
Mortgage	787,698	2,623,120	121,010	3,381,618	26,056	546,863	-	7,486,364
Subtotal loans	8,402,106	11,131,244	3,169,597	4,492,468	1,321,449	698,807	84,054	29,299,725
Total earning assets	$28,653,820	$25,819,945	$3,184,027	$11,656,696	$1,326,401	$1,180,847	$84,054	$71,905,789

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

At December 31, 2021, the Corporation held trading securities with a fair value of $30 million, representing approximately 0.04% of the Corporation’s total assets, compared with $37 million and 0.1%, respectively, at December 31, 2020. As shown in Table 14, the trading portfolio consists principally of mortgage-backed securities which at December 31, 2021 were investment grade securities. As of December 31, 2021 and December 31, 2020, the trading portfolio also included $0.1 million in Puerto Rico government obligations. Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account loss of $389 thousand for the year ended December 31, 2021 and a net trading account gain of $1 million for the year ended December 31, 2020.

Table 14 - Trading Portfolio
	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Weighted Average Yield[1]	Amount	Weighted Average Yield[1]
Mortgage-backed securities	$22,559	5.12%	$24,338	5.19%
U.S. Treasury securities	6,530	0.03	11,506	0.04
Collateralized mortgage obligations	257	5.61	346	5.65
Puerto Rico government obligations	85	0.47	103	0.48
Interest-only strips	280	12.00	381	12.00
Total	$29,711	4.06%	$36,674	3.64%
[1] Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.3 million for the last week in December 31, 2021. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

In the opinion of management, the size and composition of the trading portfolio does not represent a significant source of market risk for the Corporation.

Derivatives

Derivatives may be used by the Corporation as part of its overall interest rate risk management strategy to minimize significant unexpected fluctuations in earnings and cash flows that are caused by interest rate volatility. Derivative instruments that the Corporation may use include, among others, interest rate caps, indexed options, and forward contracts. The Corporation does not use highly leveraged derivative instruments in its interest rate risk management strategy. Credit risk embedded in these transactions is reduced by requiring appropriate collateral from counterparties and entering into netting agreements whenever possible. All outstanding derivatives are recognized in the Corporation’s Consolidated Statements of Condition at their fair value. Refer to Note 26 for further information on the Corporation’s involvement in derivative instruments and hedging activities.

Cash Flow Hedges

The Corporation manages the variability of cash payments due to interest rate fluctuations by the effective use of derivatives designated as cash flow hedges and that are linked to specified hedged assets and liabilities. The cash flow hedges relate to forward contracts or TBA mortgage-backed securities that are sold and bought for future settlement to hedge mortgage-backed securities and loans prior to securitization. The seller agrees to deliver on a specified future date a specified instrument at a specified price or yield. These securities are hedging a forecasted transaction and are designated for cash flow hedge accounting. The notional amount of derivatives designated as cash flow hedges at December 31, 2021 amounted to $ 88 million (2020 - $ 189 million). Refer to Note 26 for additional quantitative information on these derivative contracts.

Fair Value Hedges

The Corporation did not have any derivatives designated as fair value hedges during the years ended December 31, 2021 and 2020.

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

The purchased indexed options are used to economically hedge the bifurcated embedded option. These option contracts do not qualify for hedge accounting, and therefore, cannot be designated as accounting hedges. At December 31, 2021, the notional amount of the indexed options on deposits approximated $ 79 million (2020 - $ 69 million) with a fair value of $ 26 million (asset) (2020 - $ 21 million) while the embedded options had a notional value of $72 million (2020 - $ 63 million) with a fair value of $ 23 million (liability) (2020 - $ 18 million).

Refer to Note 26 for a description of other non-hedging derivative activities utilized by the Corporation during 2021 and 2020.

Foreign Exchange

The Corporation holds an interest in BHD León in the Dominican Republic, which is an investment accounted for under the equity method. The Corporation’s carrying value of the equity interest in BHD León approximated $ 180.3 million at December 31, 2021.

This business is conducted in the country’s foreign currency. The resulting foreign currency translation adjustment, from operations for which the functional currency is other than the U.S. dollar, is reported in accumulated other comprehensive loss in the consolidated statements of condition, except for highly-inflationary environments in which the effects would be included in the consolidated statements of operations. At December 31, 2021, the Corporation had approximately $ 67 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive income (loss), compared with an unfavorable adjustment of $ 71 million at December 31, 2020 and $ 57 million at December 31, 2019.

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

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 89% of the Corporation’s total assets at December 31, 2021 and 86% at December 31, 2020. The ratio of total ending loans to deposits was 44% at December 31, 2021, compared to 52% at December 31, 2020. In addition to traditional deposits, the Corporation maintains borrowing arrangements, which amounted to approximately $1.2 billion in outstanding balances at December 31, 2021 (December 31, 2020 - $1.3 billion). A detailed description of the Corporation’s borrowings, including their terms, is included in Note 17 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

On September 9, 2021, the Corporation completed an accelerated share repurchase program for the repurchase of an aggregate $350 million of Popular’s common stock, refer to Note 31 for additional information.

On November 1, 2021, the Corporation redeemed all outstanding 6.70% Cumulative Monthly Income Trust Preferred Securities issued by the Popular Capital Trust I, refer to Note 17 for additional information.

On January 12, 2022, Popular, Inc. announced the plan to increase its quarterly common stock dividend from $0.45 per share to $0.55 per share, commencing with the dividend payable in the second quarter of 2022, subject to the approval by its Board of Directors, and repurchase up to $500 million of its common stock during 2022.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 7 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and public sector customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $250,000, excluding brokered deposits with denominations under $250,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $63.6 billion, or 95% of total deposits, at December 31, 2021, compared with $51.7 billion, or 91% of total deposits, at December 31, 2020. Core deposits financed 88% of the Corporation’s earning assets at December 31, 2021, compared with 82% at December 31, 2020.

The distribution by maturity of certificates of deposits with denominations of $250,000 and over at December 31, 2021 is presented in the table that follows:

Table 15 - Distribution by Maturity of Certificate of Deposits of $250,000 and Over
(In thousands)
3 months or less	$1,772,700
Over 3 to 12 months	500,200
Over 1 year to 3 years	219,395
Over 3 years	133,795
Total	$2,626,090

Average deposits, including brokered deposits, for the year ended December 31, 2021 represented 93% of average earning assets, compared with 91% for the year ended December 31, 2020. Table 16 summarizes average deposits for the past three years.

Table 16 - Average Total Deposits
	For the years ended December 31,
(In thousands)	2021	2020
Non-interest bearing demand deposits	$14,687,093	$11,537,700
Savings accounts	15,753,630	12,620,755
NOW, money market and other interest bearing demand accounts	25,648,707	19,466,357
Certificates of deposit	7,013,486	7,960,967
Total interest bearing deposits	48,415,823	40,048,079
Total average deposits	$63,102,916	$51,585,779

The Corporation had $0.8 billion in brokered deposits at December 31, 2021, which financed approximately 1% of its total assets (December 31, 2020 - $0.8 billion and 1%, respectively). In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

Deposits from the public sector represent an important source of funds for the Corporation. As of December 31, 2021, total public sector deposits were $20.3 billion, compared to $15.1 billion at December 31, 2020. Generally, these deposits require that the bank pledge high credit quality securities as collateral; therefore liquidity risks arising from public sector deposit outflows are lower given that the bank receives its collateral in return. This, now unpledged, collateral can either be financed via repurchase agreements or sold for cash. However, there are some timing differences between the time the deposit outflow occurs and when the bank receives its collateral.

At December 31, 2021, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if the banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

The outstanding balance of notes payable at the BHCs amounted to $496 million at December 31, 2021 and $682 at December 31, 2020.

The contractual maturities of the BHCs notes payable at December 31, 2021 are presented in Table 17.

Table 17 - Distribution of BHC's Notes Payable by Contractual Maturity

Year	(In thousands)
2023	$297,842
Later years	198,292
Total	$496,134

Annual debt service at the BHCs is approximately $32 million, and the Corporation’s latest quarterly dividend was $0.45 per share. On February 23, 2022, the Board of Directors of the Corporation declared a $0.55 cash dividend per common share, payable on April 1, 2022. The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future. As of December 31, 2021, the BHCs had cash and money markets investments totaling $292 million, borrowing potential of $157 million from its secured facility with BPPR. In addition to these liquidity sources, the stake in EVERTEC had a market value of $583 million as of December 31, 2021 and it represents an additional source of contingent liquidity.

Non-Banking Subsidiaries

The principal sources of funding for the non-banking subsidiaries include internally generated cash flows from operations, loan sales, repurchase agreements, capital injections and borrowed funds from their direct parent companies or the holding companies. The principal uses of funds for the non-banking subsidiaries include repayment of maturing debt, operational expenses and payment of dividends to the BHCs. The liquidity needs of the non-banking subsidiaries are minimal since most of them are funded internally from operating cash flows or from intercompany borrowings or capital contributions from their holding companies. Popular, Inc. made capital contributions to its wholly owned subsidiary Popular Securities amounting to $9 million during the year 2021 and $10 million on February 24, 2022.

Dividends

During the year ended December 31, 2021, the Corporation declared cash dividend of $1.75 per common share outstanding $ 142.3 million in the aggregate. The dividends for the Corporation’s Series A preferred stock amounted to $1.4 million. During the year ended December 31, 2021, the BHC’s received dividends amounting to $761 million from BPPR, $4 million from PIBI which main source of income is derived from its investment in BHD, $31 million in dividends from its non-banking subsidiaries and $2 million in dividends from EVERTEC. Dividends from BPPR constitute Popular, Inc.’s primary source of liquidity.

Other Funding Sources and Capital

The debt securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s debt securities portfolio consists primarily of liquid U.S. government debt securities, U.S. government sponsored agency debt securities, U.S. government sponsored agency mortgage-backed securities, and U.S. government sponsored agency collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged debt securities amounted to $3.0 billion at December 31, 2021 and $3.4 billion at December 31, 2020. A substantial portion of these debt securities could be used to raise financing in the U.S. money markets or from secured lending sources.

Additional liquidity may be provided through loan maturities, prepayments and sales. The loan portfolio can also be used to obtain funding in the capital markets. In particular, mortgage loans and some types of consumer loans, have secondary markets which the Corporation could use.

Off-Balance Sheet arrangements and other commitments

In the ordinary course of business, the Corporation engages in financial transactions that are not recorded on the balance sheet or may be recorded on the balance sheet in amounts that are different than the full contract or notional amount of the transaction. As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These commitments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. Refer to Note 24 to the Consolidated Financial Statements for information on the Corporation’s commitments to extent credit and other non-credit commitments.

Other types of off-balance sheet arrangements that the Corporation enters in the ordinary course of business include derivatives, operating leases and provision of guarantees, indemnifications, and representation and warranties. Refer to Note 33 for information on operating leases and to Note 23 for a detailed discussion related to the Corporation’s obligations under credit recourse and representation and warranties arrangements.

The Corporation monitors its cash requirements, including its contractual obligations and debt commitments. As discussed above, liquidity is managed by the Corporation in order to meet its short- and long-term cash obligations. Note 17 to the Consolidated Financial Statements has information on the Corporation’s borrowings by maturity, which amounted to $1.2 billion at December 31, 2021.

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

The following summarized financial information presents the financial position of the obligor group, on a combined basis at December 31, 2021 and December 31, 2020, and the results of their operations for the period ended December 31, 2021 and December 31, 2020. Investments in and equity in the earnings from the other subsidiaries and affiliates that are not members of the obligor group have been excluded.

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

Table 18 - Summarized Statement of Condition

(In thousands)	December 31, 2021	December 31, 2020
Assets
Cash and money market investments	$291,540	$190,830
Investment securities	25,691	27,630
Accounts receivables from non-obligor subsidiaries	17,634	16,338
Other loans (net of allowance for credit losses of $96 (2020 - $311))	29,349	31,162
Investment in equity method investees	114,955	88,272
Other assets	42,251	46,547
Total assets	$521,420	$400,779
Liabilities and Stockholders' deficit
Accounts payable to non-obligor subsidiaries	$6,481	$3,946
Accounts payable to affiliates and related parties	1,254	977
Notes payable	496,134	681,503
Other liabilities	97,172	79,208
Stockholders' deficit	(79,621)	(364,855)
Total liabilities and stockholders' deficit	$521,420	$400,779

Table 19 - Summarized Statement of Operations

	For the years ended
(In thousands)	December 31, 2021	December 31, 2020
Income:
Dividends from non-obligor subsidiaries	$792,000	$586,000
Interest income from non-obligor subsidiaries and affiliates	848	2,383
Earnings from investments in equity method investees	29,387	17,912
Other operating income	3,136	4,340
Total income	$825,371	$610,635
Expenses:
Services provided by non-obligor subsidiaries and affiliates (net of reimbursement by subsidiaries for services provided by parent of $162,019 (2020 - $138,729))	$13,594	$13,191
Other operating expenses	33,524	29,652
Total expenses	$47,118	$42,843
Net income	$778,253	$567,792

During the year ended December 31, 2021, the Obligor group recorded $3.0 million of distribution from its direct equity method investees (2020 - $2.3 million), of which $2.3 million are related to dividend distributions (2020 - $2.3 million). During the year ended December 31, 2020, the Obligor group received dividend distributions from a non-obligor subsidiary amounting $12.5 million which was recorded as a reduction to the investment.

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

Furthermore, various statutory provisions limit the amount of dividends an insured depository institution may pay to its holding company without regulatory approval. A member bank must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income for that year, combined with its retained net income for the preceding two years, after considering those years’ dividend activity, less any required transfers to surplus or to a fund for the retirement of any preferred stock. During the year ended December 31, 2021, BPPR declared cash dividends of $761 million. At December 31, 2021, BPPR would have needed to obtain prior approval of the Federal Reserve Board before declaring a dividend due to its declared dividend activity and transfers to statutory reserves over the three year’s ended December 31, 2021. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. Pursuant to these requirements, PB may not declare or pay a dividend without the prior approval of the Federal Reserve Board and the NYSDFS. The ability of a bank subsidiary to up-stream dividends to its BHC could thus be impacted by its financial performance, thus potentially limiting the amount of cash moving up to the BHCs from the banking subsidiaries. This could, in turn, affect the BHCs ability to declare dividends on its outstanding common and preferred stock, for example.

The Corporation’s banking subsidiaries have historically not used unsecured capital market borrowings to finance its operations, and therefore are less sensitive to the level and changes in the Corporation’s overall credit ratings.

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $9 million in deposits at December 31, 2021 that are subject to rating triggers.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 23 to the Consolidated Financial Statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $32 million at December 31, 2021. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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

The COVID-19 pandemic and the restrictions imposed to curb the spread of the disease have had and may continue to have a material adverse effect on economic activity worldwide, including in Puerto Rico. The extent to which the COVID-19 pandemic will continue to adversely affect economic activity will depend on future developments, which are highly uncertain and difficult to predict, including the scope and duration of the pandemic (including the appearance of new strains of the virus), the restrictions imposed by governmental authorities and other third parties in response to the same, the pace of global vaccination efforts, and the amount of federal and local assistance offered to offset the impact of the pandemic. Pursuant to the 2022 Fiscal Plan (as defined below), economic stimulus measures have more than offset the estimated income loss due to reduced economic activity in Puerto Rico and are estimated to have caused a temporary increase in personal income on a net basis. However, there can be no assurance that these measures will be sufficient to offset the pandemic’s economic impact in the medium- and long-term.

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

PROMESA

PROMESA, among other things, created a seven-member federally-appointed oversight board (the “Oversight Board”) with ample powers over the fiscal and economic affairs of the Commonwealth, its public corporations, instrumentalities and municipalities and established two mechanisms for the restructuring of the obligations of such entities. Pursuant to PROMESA, the Oversight Board will remain in place until market access is restored and balanced budgets, in accordance with modified accrual accounting, are produced for at least four consecutive years. In August 2016, President Obama appointed the seven original voting members of the Oversight Board through the process established in PROMESA, which authorizes the President to select the members from several lists required to be submitted by congressional leaders. In 2020, when President Donald Trump reappointed three of the original members and appointed four new members to the Oversight Board.

In October 2016, the Oversight Board designated the Commonwealth and all of its public corporations and instrumentalities as “covered entities” under PROMESA. The only Commonwealth government entities that were not subject to such initial designation were the Commonwealth’s municipalities. In May 2019, however, the Oversight Board designated all of the Commonwealth’s municipalities as covered entities. At the Oversight Board’s request, covered entities are required to submit fiscal plans and annual budgets to the Oversight Board for its review and approval. They are also required to seek Oversight Board approval to issue, guarantee or modify their debts and to enter into contracts with an aggregate value of $10 million or more. Finally, covered entities are potentially eligible to avail themselves of the debt restructuring processes provided by PROMESA. For additional discussion of risk factors related to the Puerto Rico fiscal challenges, see “Part I – Item 1A – Risk Factors” in this Form 10-K.

Fiscal Plans

Commonwealth Fiscal Plan. The Oversight Board has certified several fiscal plans for the Commonwealth since 2017. The most recent fiscal plan for the Commonwealth certified by the Oversight Board is dated January 27, 2022 (the “2022 Fiscal Plan”).

Pursuant to the 2022 Fiscal Plan, while the COVID-19 pandemic and the measures taken in response to the same severely reduced economic activity and caused an unprecedented increase in unemployment in Puerto Rico, pandemic-related federal and local stimulus funding have more than offset the estimated income loss due to reduced economic activity and are estimated to have caused a temporary increase in personal income on a net basis. The 2022 Fiscal Plan’s economic projections incorporate adjustments for these short-term income effects for purposes of estimating tax receipts. For example, the 2022 Fiscal Plan estimates that, for fiscal years 2022 and 2023, real GNP will grow 2.6% and 0.9%, respectively, but projects that growth adjusted for income effects for such years will be approximately 5.2% and 0.6%, respectively.

The 2022 Fiscal Plan incorporates the debt service costs of the Commonwealth’s restructured debt as contemplated by the Plan of Adjustment (as defined and further explained below). Therefore, it projects an unrestricted surplus after debt service average of $1 billion annually between fiscal years 2022 to 2031. This surplus declines over time as federal disaster relief funding slows, nominal GNP growth declines, revenues decline, and healthcare expenditures rise. The 2022 Fiscal Plan estimates that fiscal measures could drive approximately $6.3 billion in savings and extra revenue over fiscal years 2022 through 2026 and that structural reforms could drive a cumulative 0.90% increase in growth by fiscal year 2051 (equal to approximately $33 billion).

The 2022 Fiscal Plan provides for the gradual reduction and the ultimate elimination of Commonwealth budgetary subsidies to municipalities, which constitute a material portion of the operating revenues of some municipalities. Since fiscal year 2017, Commonwealth appropriations to municipalities have decreased by approximately 64% (from approximately $370 million in fiscal year 2017 to approximately $132 million in fiscal year 2020). In response to the COVID-19 crisis, reductions in appropriations to municipalities were paused in fiscal year 2021. Municipalities have also received extraordinary appropriations and other funds from federally-funded programs during the current fiscal year, which has helped temporarily offset the impact of the reduced Commonwealth support. However, the 2022 Fiscal Plan contemplates additional reductions in appropriations to municipalities starting in fiscal year 2022, before eventually phasing out all appropriations in fiscal year 2025. Further, while the Commonwealth had enacted legislation in 2019 suspending the municipality’s obligations to contribute to the Commonwealth’s health plan and pay-as-you go retirement system, such legislation was challenged by the Oversight Board and eventually declared null by the Title III court in April 2020. As a result, municipalities are required to cover their own employees’ healthcare costs and retirement benefits and had to reimburse the Commonwealth for such costs corresponding to the period during which the law was in effect. Finally, the 2022 Fiscal Plan notes that municipalities have made little or no progress towards implementing fiscal discipline required to reduce reliance on Commonwealth appropriations and that this lack of fiscal management threatens the ability of municipalities to provide necessary services, such as health, sanitation, public safety, and emergency services to their residents, forcing them to prioritize expenditures.

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

Pending Title III Proceedings

On May 3, 2017, the Oversight Board, on behalf of the Commonwealth, filed a petition in the U.S. District Court to restructure the Commonwealth’s liabilities under Title III of PROMESA. The Oversight Board subsequently filed analogous petitions with respect to the Puerto Rico Sales Tax Financing Corporation (“COFINA”), the Employees Retirement System of the Government of the Commonwealth of Puerto Rico (“ERS”), the Puerto Rico Highways and Transportation Authority, PREPA and the Puerto Rico Public Buildings Authority (“PBA”). On February 12, 2019, the government completed a restructuring of COFINA’s debts pursuant to a plan of adjustment confirmed by the U.S. District Court.

On November 3, 2021, the Oversight Board filed the Eighth Amended Title III Joint Plan of Adjustment for the Commonwealth, et. al. (the “Plan of Adjustment”) in the pending debt restructuring proceedings under Title III of PROMESA. The Plan of Adjustment seeks to restructure approximately $35 billion of debt and other claims against the Commonwealth, PBA and ERS. In October 2021, the Commonwealth’s government enacted legislation establishing the framework for the issuance of new securities by the Commonwealth in connection with the Plan of Adjustment. On January 18, 2022, the U.S. District Court confirmed the Plan of Adjustment, which is expected to become effective on or about March 15, 2022 upon the satisfaction of certain conditions to effectiveness.

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

At December 31, 2021, the Corporation’s direct exposure to the Puerto Rico government’s instrumentalities and municipalities totaled $367 million of which $349 million were outstanding, compared to $377 million at December 31, 2020 which was fully outstanding on such date. Further deterioration of the Commonwealth’s fiscal and economic situation could adversely affect the value of our Puerto Rico government obligations, resulting in losses to us. Of the amount outstanding, $319 million consists of loans and $30 million are securities ($342 million and $35 million, respectively, at December 31, 2020). Substantially all of the amount outstanding at December 31, 2021 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At December 31, 2021, 75% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. On July 1, 2021, the Corporation received scheduled principal payments amounting to $32 million from various obligations from Puerto Rico municipalities. For additional discussion of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to Note 24 – Commitments and Contingencies.

In addition, at December 31, 2021, the Corporation had $275 million in loans insured or securities issued by Puerto Rico governmental entities, but for which the principal source of repayment is non-governmental ($317 million at December 31, 2020). These included $232 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2020 - $260 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had, at December 31, 2021, $43 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default, and upon the satisfaction of certain other conditions (December 31, 2020 - $46 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, a moratorium on such obligations has not been imposed as of the date hereof.

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

The Corporation may also have direct exposure with regards to avoidance and other causes of action initiated by the Oversight Board on behalf of the Commonwealth or other Title III debtors. For additional information regarding such exposure, refer to Note 24 of the Consolidated Financial Statements.

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

At December 31, 2021, the Corporation has operations in the United States Virgin Islands (the “USVI”) and has approximately $70 million in direct exposure to USVI government entities (December 31, 2020 - $105 million). The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

British Virgin Islands

The Corporation has operations in the British Virgin Islands (“BVI”), which has been negatively affected by the COVID-19 pandemic, particularly as a reduction in the tourism activity which accounts for a significant portion of its economy. Although the Corporation has no significant exposure to a single borrower in the BVI, at December 31, 2021 it has a loan portfolio amounting to approximately $221 million comprised of various retail and commercial clients, compared to a loan portfolio of $251 million at December 31, 2020, which included a $19 million loan with the BVI Government that was paid off during the second quarter of 2021.

U.S. Government

As further detailed in Notes 6 and 7 to the Consolidated Financial Statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $1.6 billion of residential mortgages, $353 million of SBA loans under the PPP and $67 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at December 31, 2021 (compared to $1.8 billion, $1.3 billion and $60 million, respectively, at December 31, 2020).

Non-Performing Assets

Non-performing assets (“NPAs”) include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 20.

During 2021, the Corporation continued to exhibit strong credit quality and low credit costs, with low level of NCOs and decreasing NPLs, outperforming pre-pandemic trends. These improvements have been aided by the significant government stimulus and the rebound of the economy, as well as payoffs related to troubled loan resolutions. We continue to closely monitor COVID-19 pandemic related risks on borrower performance and changes in the pace of economic recovery as new variants continue to emerge. However, management believes that the improvement over the last few years in the risk profile of the Corporation’s loan portfolios positions Popular to operate successfully under the current environment.

Total NPAs decreased by $191 million when compared with December 31, 2020. Total non-performing loans held-in-portfolio (“NPLs”) decreased by $190 million from December 31, 2020. BPPR’s NPLs decreased by $186 million, mainly driven by lower commercial, mortgage, and construction NPLs by $84 million, $80 million, and $21 million, respectively. The commercial and construction NPLs decrease reflects payoffs related to troubled loan resolutions, and loans that were returned to accrual status during the period. The mortgage NPLs decrease was mainly due to the combined effects of collection efforts, increased foreclosure activity and the on-going low levels of early delinquency compared with pre-pandemic trends. Popular U.S. NPLs decreased by $4 million from December 31, 2020, mostly related to a $7 million construction loan sold and lower consumer NPLs by $3 million, in part offset by mortgage NPLs increase by $7 million, mostly driven by loans that did not resume payment at the end of the COVID-related deferral period. At December 31, 2021, the ratio of NPLs to total loans held-in-portfolio was 1.9% compared to 2.5% in the fourth quarter of 2020. Other real estate owned loans (“OREOs”) increased by $2 million, mostly related to end of the foreclosure moratorium period.

At December 31, 2021, NPLs secured by real estate amounted to $428 million in the Puerto Rico operations and $31 million in Popular U.S. These figures were $630 million and $34 million, respectively, at December 31, 2020.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”) amounted to $8.4 billion at December 31, 2021, of which $1.8 billion was secured with owner occupied properties, compared with $7.8 billion and $1.9 billion, respectively, at December 31, 2020. CRE NPLs amounted to $77 million at December 31, 2021, compared with $173 million at December 31, 2020. The CRE NPL ratios for the BPPR and Popular U.S. segments were 1.95% and 0.04%, respectively, at December 31, 2021, compared with 4.51% and 0.07%, respectively, at December 31, 2020.

In addition to the NPLs included in Table 20, at December 31, 2021, there were $214 million of performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing (December 31, 2020 - $228 million).

For the year ended December 31, 2021, total inflows of NPLs held-in-portfolio, excluding consumer loans, decreased by approximately $132 million, when compared to the inflows for the same period in 2020. Inflows of NPLs held-in-portfolio at the BPPR segment decreased by $129 million compared to the same period in 2020, driven by lower mortgage inflows by $114 million. Inflows of NPLs held-in-portfolio at the Popular U.S. segment decreased by $3 million from the same period in 2020.

Table 20 - Non-Performing Assets
	December 31, 2021		December 31, 2020
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Non-accrual loans:
Commercial	$120,047	$5,532	$125,579	$204,092	$5,988	$210,080
Construction	485	-	485	21,497	7,560	29,057
Leasing	3,102	-	3,102	3,441	-	3,441
Mortgage	333,887	21,969	355,856	414,343	14,864	429,207
Auto	23,085	-	23,085	15,736	-	15,736
Consumer	33,683	6,087	39,770	41,268	8,985	50,253
Total non-performing loans held-in-portfolio	514,289	33,588	547,877	700,377	37,397	737,774
Non-performing loans held-for-sale[1]	-	-	-	-	2,738	2,738
Other real estate owned ("OREO")	83,618	1,459	85,077	81,512	1,634	83,146
Total non-performing assets	$597,907	$35,047	$632,954	$781,889	$41,769	$823,658
Accruing loans past-due 90 days or more[2]	$480,649	$118	$480,767	$1,028,061	$3	$1,028,064
Non-performing loans to loans held-in-portfolio			1.87%			2.51%
Interest lost			$38,123			$45,040
[1] There were no non-performing loans held-for-sale as of December 31, 2021 (December 31, 2020 - $3 million in commercial loans).

[2] It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. The balance of these loans includes $13 million at December 31, 2021 related to the rebooking of loans previously pooled into GNMA securities, in which the Corporation had a buy-back option as further described below (December 31, 2020 - $57 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked) on the financial statements of BPPR with an offsetting liability. These balances include $304 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of December 31, 2021 (December 31, 2020 - $329 million). Furthermore, the Corporation has approximately $50 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation's policy to exclude these balances from non-performing assets (December 31, 2020 - $60 million).

Table 21 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the year ended December 31, 2021
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$639,932	$28,412	$668,344
Plus:
New non-performing loans	234,258	51,494	285,752
Advances on existing non-performing loans	-	84	84
Less:
Non-performing loans transferred to OREO	(34,419)	-	(34,419)
Non-performing loans charged-off	(35,963)	(1,592)	(37,555)
Loans returned to accrual status / loan collections	(349,389)	(42,124)	(391,513)
Loans transferred to held-for-sale	-	(8,773)	(8,773)
Ending balance NPLs	$454,419	$27,501	$481,920

Table 22 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the year ended December 31, 2020
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$431,082	$16,621	$447,703
Transition of PCI to PCD loans under CECL	245,703	18,547	264,250
Plus:
New non-performing loans	362,786	54,092	416,878
Advances on existing non-performing loans	-	825	825
Less:
Non-performing loans transferred to OREO	(11,762)	-	(11,762)
Non-performing loans charged-off	(44,675)	(3,204)	(47,879)
Loans returned to accrual status / loan collections	(343,202)	(47,790)	(390,992)
Loans transferred to held-for-sale	-	(10,679)	(10,679)
Ending balance NPLs	$639,932	$28,412	$668,344

Table 23 - Activity in Non-Performing Commercial Loans Held-In-Portfolio

	For the year ended December 31, 2021
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$204,092	$5,988	$210,080
Plus:
New non-performing loans	57,132	13,510	70,642
Advances on existing non-performing loans	-	52	52
Less:
Non-performing loans transferred to OREO	(9,261)	-	(9,261)
Non-performing loans charged-off	(14,935)	(1,042)	(15,977)
Loans returned to accrual status / loan collections	(116,981)	(11,203)	(128,184)
Loans transferred to held-for-sale	-	(1,773)	(1,773)
Ending balance - NPLs	$120,047	$5,532	$125,579

Table 24 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the year ended December 31, 2020
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$147,255	5,504	$152,759
Transition of PCI to PCD loans under CECL	112,517	18,547	131,064
Plus:
New non-performing loans	50,834	15,496	66,330
Advances on existing non-performing loans	-	633	633
Less:
Non-performing loans transferred to OREO	(2,304)	-	(2,304)
Non-performing loans charged-off	(23,755)	(1,646)	(25,401)
Loans returned to accrual status / loan collections	(80,455)	(21,867)	(102,322)
Loans transferred to held-for-sale	-	(10,679)	(10,679)
Ending balance - NPLs	$204,092	$5,988	$210,080

Table 25 - Activity in Non-Performing Construction Loans Held-In-Portfolio

	For the year ended December 31, 2021
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$21,497	$7,560	$29,057
Plus:
New non-performing loans	481	12,141	12,622
Less:
Non-performing loans charged-off	(6,620)	(523)	(7,143)
Loans returned to accrual status / loan collections	(14,873)	(12,178)	(27,051)
Loans in accrual status transfer to held-for-sale	-	(7,000)	(7,000)
Ending balance - NPLs	$485	$-	$485

Table 26 - Activity in Non-Performing Construction Loans Held-in-Portfolio

	For the year ended December 31, 2020
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$119	$26	$145
Plus:
New non-performing loans	21,514	9,069	30,583
Less:
Non-performing loans charged-off	-	(1,509)	(1,509)
Loans returned to accrual status / loan collections	(136)	(26)	(162)
Ending balance - NPLs	$21,497	$7,560	$29,057

Table 27 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the year ended December 31, 2021
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$414,343	$14,864	$429,207
Plus:
New non-performing loans	176,645	25,843	202,488
Advances on existing non-performing loans	-	32	32
Less:
Non-performing loans transferred to OREO	(25,158)	-	(25,158)
Non-performing loans charged-off	(14,408)	(27)	(14,435)
Loans returned to accrual status / loan collections	(217,535)	(18,743)	(236,278)
Ending balance - NPLs	$333,887	$21,969	$355,856

Table 28 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the year ended December 31, 2020
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$283,708	$11,091	$294,799
Transition of PCI to PCD loans under CECL	133,186	-	133,186
Plus:
New non-performing loans	290,438	29,527	319,965
Advances on existing non-performing loans	-	192	192
Less:
Non-performing loans transferred to OREO	(9,458)	-	(9,458)
Non-performing loans charged-off	(20,920)	(49)	(20,969)
Loans returned to accrual status / loan collections	(262,611)	(25,897)	(288,508)
Ending balance - NPLs	$414,343	$14,864	$429,207

Loan Delinquencies

Another key measure used to evaluate and monitor the Corporation’s asset quality is loan delinquencies. Loans delinquent 30 days or more and delinquencies, as a percentage of their related portfolio category at December 31, 2021 and 2020, are presented below.

Table 29 - Loan Delinquencies

(Dollars in thousands)	2021			2020
	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans
Commercial	$161,251	$13,732,701	1.17%	$249,484	$13,614,310	1.83%
Construction	485	716,220	0.07	50,369	926,208	5.44
Leasing	14,379	1,381,319	1.04	14,009	1,197,661	1.17
Mortgage [1]	1,141,082	7,427,196	15.36	1,775,902	7,890,680	22.51
Consumer	173,896	5,983,121	2.91	179,789	5,756,337	3.12
Loans held-for-sale	-	59,168	-	3,108	99,455	3.13
Total	$1,491,093	$29,299,725	5.09%	$2,272,661	$29,484,651	7.71%
[1]

Loans delinquent 30 days or more includes $0.6 billion of residential mortgage loans insured by FHA or guaranteed by the VA as of December 31, 2021 (December 31, 2020 - $1.1 billion). Refer to Note 8 to the Consolidated Financial Statements for additional information of guaranteed loans.

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

At December 31, 2021, the allowance for credit losses amounted to $695 million, a decrease of $201 million, when compared with December 31, 2020, mainly prompted by improvements in credit quality and the macroeconomic outlook. Since the December 31, 2020, scenarios, updated economic assumptions have included a more optimistic view of the economy, prompting substantial reductions in reserves across different portfolios, also contributing to lower qualitative reserves. Given that any one economic outlook is inherently uncertain, the Corporation leverages multiple scenarios to estimate its ACL. The baseline scenario continues to be assigned the highest probability, followed by the pessimistic scenario. During the fourth quarter of 2021, in response to recent events that impacted both epidemiological and fiscal assumptions, the weight assigned to the pessimistic scenario was increased, contributing to an increase of approximately $13 million in reserves.

The ACL for BPPR decreased by $146 million to $594 million, when compared to December 31, 2020. The ACL for Popular U.S. decreased by $55 million to $101 million, when compared to December 31, 2020. The decrease in ACL was mainly driven by continued borrower performance and improvements in the macroeconomic outlook, coupled with releases of qualitative reserves. The current baseline forecast continues to show a favorable economic scenario. The 2022 expected GDP growth rate for Puerto Rico is approximately 4%, with the unemployment rate expected to average around 7.4% for the year. In the case of the United States, the baseline scenario expects GDP growth for 2022 of approximately 4.6%, with unemployment rate expected to average around 3.7%. For 2023 both regions expect GDP growth with average unemployment rate levels remaining stable in comparison to 2022.

The provision for credit losses for the year ended December 31, 2021, amounted to a benefit of $183.3 million, a favorable variance of $465.7 million from the same period in the prior year, mainly driven by the abovementioned improvements in credit quality and the macroeconomic outlook, and lower NCOs. Refer to Note 9 – Allowance for credit losses – loans held-in-portfolio, and to the Provision for Credit Losses section of this MD&A for additional information.

The following table presents net charge-offs to average loans held-in-portfolio (“HIP”) ratios by loan category for the years ended December 31, 2021 and 2020:

Table 30 - Net Charge-Offs (Recoveries) to Average Loans HIP

	December 31, 2021			December 31, 2020
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	(0.24)%	(0.02)%	(0.15)%	0.21%	(0.04)%	0.11%
Construction	1.27	(0.02)	0.19	(0.57)	0.04	(0.07)
Mortgage	0.04	-	0.04	0.32	-	0.27
Leasing	0.11	-	0.11	0.66	-	0.66
Consumer	0.58	0.99	0.60	2.44	3.07	2.48
Total	0.09%	0.01%	0.07%	0.85%	0.13%	0.66%

NCOs for the year ended December 31, 2021 amounted to $20.7 million, decreasing by $165.7 million when compared to the same period in 2020. The BPPR segment decreased by $156.9 million mainly driven by lower consumer, commercial, and mortgage NCOs by $101.5 million, $35.2 million and $16.9 million, respectively. The PB segment decreased by 8.8 million, mainly driven by lower consumer NCOs by $9.4 million. The decrease in NCOs was due to the effect of a favorable economic environment and continued borrower performance, as reflected in the ongoing low level of delinquencies and NPLs when compared to pre-pandemic trends.

Table 31 - Allowance for Credit Losses - Loan Portfolios
December 31, 2021
(Dollars in thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Total ACL	$215,805	$6,363	$154,478	$17,578	$301,142	$695,366
Total loans held-in-portfolio	$13,732,701	$716,220	$7,427,196	$1,381,319	$5,983,121	$29,240,557
ACL to loans held-in-portfolio	1.57%	0.89%	2.08%	1.27%	5.03%	2.38%
Total Non-performing loans held-in-portfolio	$125,579	$485	$355,856	$3,102	$62,855	$547,877
ACL to non-performing loans held-in-portfolio	171.85%	N.M.	43.41%	566.67%	479.11%	126.92%
N.M. - Not meaningful.

Table 32 - Allowance for Credit Losses - Loan Portfolios
December 31, 2020
(Dollars in thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Total ACL	$333,380	$14,237	$215,716	$16,863	$316,054	$896,250
Total loans held-in-portfolio	$13,614,310	$926,208	$7,890,680	$1,197,661	$5,756,337	$29,385,196
ACL to loans held-in-portfolio	2.45%	1.54%	2.73%	1.41%	5.49%	3.05%
Total Non-performing loans held-in-portfolio	$210,080	$29,057	$429,207	$3,441	$65,989	$737,774
ACL to non-performing loans held-in-portfolio	158.69%	49.00%	50.26%	490.06%	478.95%	121.48%

Table 33 details the breakdown of the allowance for credit losses by loan categories. The breakdown is made for analytical purposes, and it is not necessarily indicative of the categories in which future loan losses may occur.

Table 33 - Allocation of the Allowance for Credit Losses - Loans
At December 31,
	2021		2020
		% of loans		% of loans
		in each		in each
		category to		category to
(Dollars in millions)	ACL	total loans	ACL	total loans
Commercial	$215.8	47.0%	$333.4	46.3%
Construction	6.4	2.4	14.3	3.2
Mortgage	154.5	25.4	215.7	26.8
Leasing	17.6	4.7	16.9	4.1
Consumer	301.1	20.5	316.0	19.6
Total[1]	$695.4	100.0%	$896.3	100.0%
[1] Note: For purposes of this table the term loans refers to loans held-in-portfolio excluding loans held-for-sale.

Troubled debt restructurings

The Corporation’s troubled debt restructurings (“TDRs”) loans amounted to $1.7 billion at December 31, 2021, decreasing by $12 million, from December 31, 2020. A total of $716 million of these TDRs are related to guaranteed loans, which are in accruing status. TDRs in the BPPR segment amounted to $1.6 billion, a decrease of $9 million, mostly related to a combined decrease of $58 million in the commercial and construction TDRs and lower consumer TDRs by $11 million, in part offset by higher mortgage TDRs by $61 million, of which $61 million were related to government guaranteed loans. The Popular U.S. segment TDRs have remained essentially flat since December 31, 2020. TDRs in accruing status increased by $74 million from December 31, 2020, mostly related to an increase of $83 million in BPPR’s mortgage TDRs, in part offset by a decrease of $10 million in BPPR’s consumer TDRs, while non-accruing TDRs decreased by $86 million, of which $60 million were related to commercial and construction TDRs.

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

The Enterprise Risk Management Committee (the “ERM Committee”) is a management committee whose purpose is to: (a) monitor the principal risks as defined in the Risk Appetite Statement (“RAS”) of the Risk Management Policy affecting our business and within the Corporation’s Enterprise Risk Management (“ERM”) framework, (b) review key risk indicators and related developments at the business level consistent with the RAS, and (c) lead the incorporation of a uniform Governance, Risk and Compliance framework across the Corporation. The ERM Committee and the Market Risk & ERM Unit in the Financial and Operational Risk Management Division (the “FORM Division”), in coordination with the Chief Risk Officer, create the framework to identify and manage multiple and cross-enterprise risks, and to articulate the RAS and supporting metrics. Our risk management program monitors the following principal risks: credit, interest rate, market, liquidity, operational, cyber and information security, legal, regulatory affairs, regulatory and financial compliance, BSA/ AML & sanctions, strategic and reputational.

The Market Risk & ERM Unit has established a process to ensure that an appropriate standard readiness assessment is performed before we launch a new product or service. Similar procedures are followed with the Treasury Division for transactions involving the purchase and sale of assets, and by the Mergers and Acquisitions Division for acquisition transactions.

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

The Credit Strategy Committee, composed of senior level management representatives from the business lines and corporate functions, and the Corporate Credit Risk Management Division, are responsible for managing the Corporation’s overall credit exposure by establishing policies, standards and guidelines that define, quantify and monitor credit risk and assessing the adequacy of the allowance for credit losses.

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

The Corporation has also established an Environmental, Social and Governance (“ESG”) Committee whose purpose and responsibility is to oversee the Corporation’s ESG strategies and support the development and consistent application of policies, processes and procedures that measure, limit and manage ESG matters and risks.

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

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Refer to Note 3, “New Accounting Pronouncements” to the Consolidated Financial Statements.

Statistical Summary 2020-2021

Statements of Financial Condition

	At December 31,
(In thousands)	2021	2020
Assets:
Cash and due from banks	$428,433	$491,065
Money market investments:
Time deposits with other banks	17,536,719	11,640,880
Total money market investments	17,536,719	11,640,880
Trading account debt securities, at fair value	29,711	36,674
Debt securities available-for-sale, at fair value	24,968,269	21,561,152
Debt securities held-to-maturity, at amortized cost	79,461	92,621
Less – Allowance for credit losses	8,096	10,261
Debt securities held-to-maturity, net	71,365	82,360
Equity securities	189,977	173,737
Loans held-for-sale, at lower of cost or fair value	59,168	99,455
Loans held-in-portfolio:
Loans held-in-portfolio	29,506,225	29,588,430
Less – Unearned income	265,668	203,234
Allowance for credit losses	695,366	896,250
Total loans held-in-portfolio, net	28,545,191	28,488,946
Premises and equipment, net	494,240	510,241
Other real estate	85,077	83,146
Accrued income receivable	203,096	209,320
Mortgage servicing rights, at fair value	121,570	118,395
Other assets	1,628,571	1,737,041
Goodwill	720,293	671,122
Other intangible assets	16,219	22,466
Total assets	$75,097,899	$65,926,000
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$15,684,482	$13,128,699
Interest bearing	51,320,606	43,737,641
Total deposits	67,005,088	56,866,340
Assets sold under agreements to repurchase	91,603	121,303
Other short-term borrowings	75,000	-
Notes payable	988,563	1,224,981
Other liabilities	968,248	1,684,689
Total liabilities	69,128,502	59,897,313
Stockholders’ equity:
Preferred stock	22,143	22,143
Common stock	1,046	1,045
Surplus	4,650,182	4,571,534
Retained earnings	2,973,745	2,260,928
Treasury stock – at cost	(1,352,650)	(1,016,954)
Accumulated other comprehensive (loss) income, net of tax	(325,069)	189,991
Total stockholders’ equity	5,969,397	6,028,687
Total liabilities and stockholders’ equity	$75,097,899	$65,926,000

Statistical Summary 2019-2021

Statements of Operations

	For the years ended December 31,
(In thousands)	2021	2020	2019
Interest income:
Loans	$1,747,827	$1,742,390	$1,802,968
Money market investments	21,147	19,721	89,823
Investment securities	353,663	329,440	368,002
Total interest income	2,122,637	2,091,551	2,260,793
Less - Interest expense	165,047	234,938	369,099
Net interest income	1,957,590	1,856,613	1,891,694
Provision for credit losses (benefit)	(193,464)	292,536	165,779
Net interest income after provision for credit losses (benefit)	2,151,054	1,564,077	1,725,915
Mortgage banking activities	50,133	10,401	32,093
Net gain (loss) on sale of debt securities	23	41	(20)
Net gain, including impairment on equity securities	131	6,279	2,506
Net (loss) profit on trading account debt securities	(389)	1,033	994
Net (loss) gain on sale of loans, including valuation adjustments on loans held-for-sale	(73)	1,234	-
Adjustment (expense) to indemnity reserves on loans sold	4,406	390	(343)
Other non-interest income	587,897	492,934	534,653
Total non-interest income	642,128	512,312	569,883
Operating expenses:
Personnel costs	631,802	564,205	590,625
All other operating expenses	917,473	893,624	886,857
Total operating expenses	1,549,275	1,457,829	1,477,482
Income before income tax	1,243,907	618,560	818,316
Income tax expense	309,018	111,938	147,181
Net Income	$934,889	$506,622	$671,135
Net Income Applicable to Common Stock	$933,477	$504,864	$667,412

Statistical Summary 2019-2021

Average Balance Sheet and Summary of Net Interest Income

On a Taxable Equivalent Basis*
	2021			2020			2019
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Money market investments	$15,999,741	$21,147	0.13%	$8,597,652	$19,723	0.23%	$4,166,293	$89,824	2.16%
U.S. Treasury securities	12,396,773	266,670	2.16	12,107,819	257,308	2.13	9,823,518	302,025	3.07
Obligations of U.S. Government
sponsored entities	7,972	120	1.50	70,424	2,818	4.00	234,553	5,911	2.52
Obligations of Puerto Rico, States
and political subdivisions	75,607	7,608	10.06	82,051	5,705	6.95	93,313	6,394	6.85
Collateralized mortgage obligations and
mortgage-backed securities	10,255,525	224,706	2.19	6,913,416	194,794	2.82	5,582,051	178,964	3.21
Other	194,640	9,027	4.64	178,818	7,369	4.12	171,223	8,487	4.96
Total investment securities	22,930,517	508,131	2.22	19,352,528	467,994	2.42	15,904,658	501,781	3.15
Trading account securities	84,380	4,339	5.16	69,446	4,165	6.00	67,596	5,103	7.55
Loans (net of unearned income)	29,074,045	1,794,789	6.19	28,384,981	1,785,022	6.29	26,806,368	1,850,894	6.90
Total interest earning assets/Interest income	$68,088,683	$2,328,406	3.43%	$56,404,607	$2,276,904	4.04%	$46,944,915	$2,447,602	5.21%
Total non-interest earning assets	3,079,942			3,178,848			3,396,912
Total assets	$71,168,625			$59,583,455			$50,341,827
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Savings, NOW, money market and other
interest bearing demand accounts	$41,387,504	$59,034	0.15%	$32,077,578	$92,417	0.29%	$25,575,455	$192,200	0.75%
Time deposits	7,028,334	52,587	0.75	7,970,474	83,438	1.05	7,770,430	112,658	1.45
Federal funds purchased	1	-	0.25	342	1	0.25	-	-	2.63
Securities purchased under agreement to resell	91,394	317	0.35	143,718	2,336	1.63	222,565	5,882	2.64
Other short-term borrowings	343	1	0.35	21,557	120	0.56	8,703	217	2.50
Notes payable	1,184,737	53,107	4.49	1,178,169	56,626	4.81	1,194,119	58,142	4.77
Total interest bearing liabilities/Interest expense	49,692,313	165,046	0.33	41,391,838	234,938	0.57	34,771,272	369,099	1.06
Total non-interest bearing liabilities	15,698,660			12,771,679			9,857,038
Total liabilities	65,390,973			54,163,517			44,628,310
Stockholders' equity	5,777,652			5,419,938			5,713,517
Total liabilities and stockholders' equity	$71,168,625			$59,583,455			$50,341,827
Net interest income on a taxable equivalent basis		$2,163,360			$2,041,966			$2,078,503
Cost of funding earning assets			0.24%			0.42%			0.78%
Net interest margin			3.19%			3.62%			4.43%
Effect of the taxable equivalent adjustment		205,770			185,353			186,809
Net interest income per books		$1,957,590			$1,856,613			$1,891,694

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

The management of Popular, Inc. has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

On October 15, 2021, Popular Equipment Finance, LLC (“PEF”), a newly formed wholly-owned subsidiary of Popular Bank (“PB”), completed the acquisition of certain assets and the assumption of certain liabilities of K2 Capital Group LLC’s (“K2”) equipment leasing and financing business based in Minnesota (the “Acquired Business”). The Acquired Business’ total assets and total revenues represented approximately 0.2% and 0.2%, respectively, of the related consolidated financial statements as of and for the period ended December 31, 2021. The Corporation has excluded the Acquired Business from its assessment of the design and operating effectiveness of internal controls over financial reporting for the fiscal year 2021. The Corporation made this determination in accordance with SEC’s guidance which permits the exclusion of a recently acquired business from the scope of this assessment in the year of acquisition.

Based on our assessment, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2021 based on the criteria referred to above.

The Corporation’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021, as stated in their report dated March 1, 2022 which appears herein.

Ignacio Alvarez	Carlos J. Vázquez
President and	Executive Vice President
Chief Executive Officer	and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Popular, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Popular, Inc. and its subsidiaries (the “Corporation”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes collectively referred to as the “consolidated financial statements”). We also have audited the Corporation's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Corporation changed the manner in which it accounts for its allowance for credit losses in 2020.

Basis for Opinions

The Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Corporation’s consolidated financial statements and on the Corporation’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in the Report of Management on Internal Control Over Financial Reporting, management has excluded the business acquired from K2 Capital Group LLC (the "acquired business") from its assessment of internal control over financial reporting as of December 31, 2021 because it was acquired by the Corporation in a purchase business combination during 2021. We have also excluded the acquired business from our audit of internal control over financial reporting. The acquired business' total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent .2% and .2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Allowance for Credit Losses on Loans Held-in-Portfolio - Quantitative Models, and Qualitative Adjustments to the Puerto Rico Portfolios

As described in Notes 2 and 9 to the consolidated financial statements, the Corporation follows the current expected credit loss (“CECL”) model, to establish and evaluate the adequacy of the allowance for credit losses (“ACL”) to provide for expected losses in the loan portfolio. As of December 31, 2021, the allowance for credit losses was $695 million on total loans of $29 billion. This CECL model establishes a forward-looking methodology that reflects the expected credit losses over the lives of financial assets. The quantitative modeling framework includes competing risk models to generate lifetime defaults and prepayments, and other loan level modeling techniques to estimate loss severity. As part of this methodology, management evaluates various macroeconomic scenarios, and may apply probability weights to the outcome of the selected scenarios. The ACL also includes a qualitative framework that addresses losses that are expected but not captured within the quantitative modeling framework. In order to identify potential losses that are not captured through the models, management evaluated model limitations as well as the different risks covered by the variables used in each quantitative model. To complement the analysis, management also evaluated sectors that have low levels of historical defaults, but current conditions show the potential for future losses.

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

Goodwill Annual Impairment Assessment - Banco Popular de Puerto Rico and Popular Bank Reporting Units

As described in Note 15 to the consolidated financial statements, the Corporation’s consolidated goodwill balance was $720 million as of December 31, 2021, of which a significant portion relates to the Banco Popular de Puerto Rico (“BPPR”) and Popular Bank (“PB”) reporting units. Management conducts an impairment test as of July 31 of each year and on a more frequent basis if events or circumstances indicate an impairment could have taken place. In determining the fair value of each reporting unit, management generally uses a combination of methods, including market price multiples of comparable companies and transactions, as well as discounted cash flow analysis. Management evaluates the particular circumstances of each reporting unit in order to determine the most appropriate valuation methodology and the weights applied to each valuation methodology, as applicable. The computations require management to make estimates, assumptions and calculations related to: (i) a selection of comparable publicly traded companies, based on the nature of business, location and size; (ii) a selection of comparable acquisitions, (iii) calculation of average price multiples of relevant value drivers from a group of selected comparable companies and acquisitions; (iv) the discount rate applied to future earnings, based on an estimate of the cost of equity; (v) the potential future earnings of the reporting units; and (vi) the market growth and new business assumptions. Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of the Corporation concluding that the fair value results determined for the reporting units were reasonable.

The principal considerations for our determination that performing procedures relating to goodwill annual impairment assessments of the Banco Popular de Puerto Rico and Popular Bank reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value measurements of the reporting units, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence relating to the calculation of average price multiples of relevant value drivers from a group of selected comparable companies and acquisitions; the potential future earnings of the reporting unit; the estimated cost of equity; and the market growth and new business assumptions; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment process, including controls over the valuation of Banco Popular de Puerto Rico and Popular Bank reporting units. These procedures also included, among others, (i) testing management’s process for determining the fair value estimates of Banco Popular de Puerto Rico and Popular Bank reporting units; (ii) evaluating the appropriateness of the discounted cash flow analyses and guideline public companies methodologies including the weights applied to each valuation method; (iii) testing the underlying data used in the estimates; (iv) evaluating the appropriateness of the calculation of average price multiples of relevant value drivers from a group of selected comparable companies and acquisitions; and (v) evaluating the potential future earnings of the reporting units; the estimated cost of equity; and the market growth and new business assumptions, including whether the assumptions used by management were reasonable considering, as applicable, (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the methods and the reasonableness of certain significant assumptions.

San Juan, Puerto Rico

March 1, 2022

We have served as the Corporation’s auditor since 1971, which includes periods before the Corporation became subject to SEC reporting requirements.

CERTIFIED PUBLIC ACCOUNTANTS

(OF PUERTO RICO)

License No. LLP-216 Expires Dec. 1, 2022

Stamp E452193 of the P.R. Society of

Certified Public Accountants has been

affixed to the file copy of this report

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(In thousands, except share information)	2021	2020
Assets:
Cash and due from banks	$428,433	$491,065
Money market investments:
Time deposits with other banks	17,536,719	11,640,880
Total money market investments	17,536,719	11,640,880
Trading account debt securities, at fair value:
Pledged securities with creditors’ right to repledge	-	241
Other trading account debt securities	29,711	36,433
Debt securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	93,330	125,819
Other debt securities available-for-sale	24,874,939	21,435,333
Debt securities held-to-maturity, at amortized cost (fair value 2021 - $83,368; 2020 - $94,891)	79,461	92,621
Less – Allowance for credit losses	8,096	10,261
Debt securities held-to-maturity, net	71,365	82,360
Equity securities (realizable value 2021 - $192,345; 2020 - $173,929)	189,977	173,737
Loans held-for-sale, at lower of cost or fair value	59,168	99,455
Loans held-in-portfolio	29,506,225	29,588,430
Less – Unearned income	265,668	203,234
Allowance for credit losses	695,366	896,250
Total loans held-in-portfolio, net	28,545,191	28,488,946
Premises and equipment, net	494,240	510,241
Other real estate	85,077	83,146
Accrued income receivable	203,096	209,320
Mortgage servicing rights, at fair value	121,570	118,395
Other assets	1,628,571	1,737,041
Goodwill	720,293	671,122
Other intangible assets	16,219	22,466
Total assets	$75,097,899	$65,926,000
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$15,684,482	$13,128,699
Interest bearing	51,320,606	43,737,641
Total deposits	67,005,088	56,866,340
Assets sold under agreements to repurchase	91,603	121,303
Other short-term borrowings	75,000	-
Notes payable	988,563	1,224,981
Other liabilities	968,248	1,684,689
Total liabilities	69,128,502	59,897,313
Commitments and contingencies (Refer to Note 24)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 885,726 shares issued and outstanding (2020 - 885,726)	22,143	22,143
Common stock, $0.01 par value; 170,000,000 shares authorized;104,579,334 shares issued (2020 - 104,508,290) and 79,851,169 shares outstanding (2020 - 84,244,235)	1,046	1,045
Surplus	4,650,182	4,571,534
Retained earnings	2,973,745	2,260,928
Treasury stock - at cost, 24,728,165 shares (2020 - 20,264,055)	(1,352,650)	(1,016,954)
Accumulated other comprehensive (loss) income, net of tax	(325,069)	189,991
Total stockholders’ equity	5,969,397	6,028,687
Total liabilities and stockholders’ equity	$75,097,899	$65,926,000
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(In thousands, except per share information)	2021	2020	2019
Interest income:
Loans	$1,747,827	$1,742,390	$1,802,968
Money market investments	21,147	19,721	89,823
Investment securities	353,663	329,440	368,002
Total interest income	2,122,637	2,091,551	2,260,793
Interest expense:
Deposits	111,621	175,855	304,858
Short-term borrowings	319	2,457	6,100
Long-term debt	53,107	56,626	58,141
Total interest expense	165,047	234,938	369,099
Net interest income	1,957,590	1,856,613	1,891,694
Provision for credit losses (benefit)	(193,464)	292,536	165,779
Net interest income after provision for credit losses (benefit)	2,151,054	1,564,077	1,725,915
Service charges on deposit accounts	162,698	147,823	160,933
Other service fees	311,248	257,892	285,206
Mortgage banking activities (Refer to Note 10)	50,133	10,401	32,093
Net gain (loss) on sale of debt securities	23	41	(20)
Net gain, including impairment on equity securities	131	6,279	2,506
Net (loss) profit on trading account debt securities	(389)	1,033	994
Net (loss) gain on sale of loans, including valuation adjustments on loans held-for-sale	(73)	1,234	-
Adjustments (expense) to indemnity reserves on loans sold	4,406	390	(343)
Other operating income	113,951	87,219	88,514
Total non-interest income	642,128	512,312	569,883
Operating expenses:
Personnel costs	631,802	564,205	590,625
Net occupancy expenses	102,226	119,345	96,339
Equipment expenses	92,097	88,932	84,215
Other taxes	56,783	54,454	51,653
Professional fees	410,865	394,122	384,411
Communications	25,234	23,496	23,450
Business promotion	72,981	57,608	75,372
FDIC deposit insurance	25,579	23,868	18,179
Other real estate owned (OREO) (income) expenses	(14,414)	(3,480)	4,298
Other operating expenses	136,988	128,882	139,570
Amortization of intangibles	9,134	6,397	9,370
Total operating expenses	1,549,275	1,457,829	1,477,482
Income before income tax	1,243,907	618,560	818,316
Income tax expense	309,018	111,938	147,181
Net Income	$934,889	$506,622	$671,135
Net Income Applicable to Common Stock	$933,477	$504,864	$667,412
Net Income per Common Share – Basic	$11.49	$5.88	$6.89
Net Income per Common Share – Diluted	$11.46	$5.87	$6.88
The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In thousands)	2021	2020	2019
Net income	$934,889	$506,622	$671,135
Reclassification to retained earnings due to cumulative effect of accounting change	-	-	(50)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	3,947	(14,471)	(6,847)
Adjustment of pension and postretirement benefit plans	36,950	(9,032)	(21,874)
Amortization of net losses	20,749	21,447	23,508
Unrealized net holding (losses) gains on debt securities arising during the period	(619,470)	419,993	286,063
Reclassification adjustment for (gains) losses included in net income	(23)	(41)	20
Unrealized net gains (losses) on cash flow hedges	539	(8,872)	(5,741)
Reclassification adjustment for net losses included in net income	1,847	6,379	3,882
Other comprehensive (loss) income before tax	(555,461)	415,403	278,961
Income tax benefit (expense)	40,401	(55,474)	(20,925)
Total other comprehensive (loss) income, net of tax	(515,060)	359,929	258,036
Comprehensive income, net of tax	$419,829	$866,551	$929,171

Tax effect allocated to each component of other comprehensive (loss) income:
	Years ended December 31,
(In thousands)	2021	2020	2019
Adjustment of pension and postretirement benefit plans	$(13,856)	$3,387	$8,203
Amortization of net losses	(7,781)	(8,042)	(8,817)
Unrealized net holding (losses) gains on debt securities arising during the period	62,468	(51,213)	(20,113)
Reclassification adjustment for (gains) losses included in net income	5	6	(4)
Unrealized net gains (losses) on cash flow hedges	(172)	2,472	1,302
Reclassification adjustment for net losses included in net income	(263)	(2,084)	(1,496)
Income tax benefit (expense)	$40,401	$(55,474)	$(20,925)
The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	(loss) income	Total
Balance at December 31, 2018	$1,043	$50,160	$4,365,606	$1,651,731	$(205,509)	$(427,974)	5,435,057
Cumulative effect of accounting change				4,905			4,905
Net income				671,135			671,135
Issuance of stock	1		3,496				3,497
Dividends declared:
Common stock[1]				(116,022)			(116,022)
Preferred stock				(3,723)			(3,723)
Common stock purchases [2]			15,740		(271,752)		(256,012)
Common stock reissuance			374		4,848		5,222
Stock based compensation			2,085		12,599		14,684
Other comprehensive income, net of tax						258,036	258,036
Transfer to statutory reserve			60,111	(60,111)			-
Balance at December 31, 2019	$1,044	$50,160	$4,447,412	$2,147,915	$(459,814)	$(169,938)	6,016,779
Cumulative effect of accounting change				(205,842)			(205,842)
Net income				506,622			506,622
Issuance of stock	1		4,262				4,263
Dividends declared:
Common stock[1]				(136,561)			(136,561)
Preferred stock				(1,758)			(1,758)
Common stock purchases[3]			76,335		(580,507)		(504,172)
Common stock reissuance			(1,192)		6,022		4,830
Preferred Stock, Redemption Amount[4]		(28,017)					(28,017)
Stock based compensation			(4,731)		17,345		12,614
Other comprehensive income, net of tax						359,929	359,929
Transfer to statutory reserve			49,448	(49,448)			-
Balance at December 31, 2020	$1,045	$22,143	$4,571,534	$2,260,928	$(1,016,954)	$189,991	6,028,687
Net income				934,889			934,889
Issuance of stock	1		4,673				4,674
Dividends declared:
Common stock[1]				(142,290)			(142,290)
Preferred stock				(1,412)			(1,412)
Common stock purchases[5]			(8,557)		(347,093)		(355,650)
Stock based compensation			4,162		11,397		15,559
Other comprehensive loss, net of tax						(515,060)	(515,060)
Transfer to statutory reserve			78,370	(78,370)			-
Balance at December 31, 2021	$1,046	$22,143	$4,650,182	$2,973,745	$(1,352,650)	$(325,069)	5,969,397
[1]	Dividends declared per common share during the year ended December 31, 2021 - $1.75 (2020 - $1.60; 2019 - $1.20).
[2]

During the year ended December 31, 2019, the Corporation completed a $250 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 20 for additional information.

[3]

During the year ended December 31, 2020, the Corporation completed a $500 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 20 for additional information.

[4]	On February 24, 2020, the Corporation redeemed all the outstanding shares of 2008 Series B Preferred Stock. Refer to Note 20 for additional information.
[5]

During the year ended December 31, 2021, the Corporation completed a $350 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 20 for additional information.

					Years ended December 31,
Disclosure of changes in number of shares:					2021	2020	2019
Preferred Stock:
Balance at beginning of year					885,726	2,006,391	2,006,391
Redemption of stocks					-	(1,120,665)	-
Balance at end of year					885,726	885,726	2,006,391
Common Stock:
Balance at beginning of year					104,508,290	104,392,222	104,320,303
Issuance of stock					71,044	116,068	71,919
Balance at end of year					104,579,334	104,508,290	104,392,222
Treasury stock					(24,728,165)	(20,264,055)	(8,802,593)
Common Stock – Outstanding					79,851,169	84,244,235	95,589,629
The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$934,889	$506,622	$671,135
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses (benefit)	(193,464)	292,536	165,779
Amortization of intangibles	9,134	6,397	9,370
Depreciation and amortization of premises and equipment	55,104	58,452	58,067
Net accretion of discounts and amortization of premiums and deferred fees	(21,962)	(63,300)	(158,070)
Interest capitalized on loans subject to the temporary payment moratorium or loss mitigation alternatives	(15,567)	(95,212)	-
Share-based compensation	17,774	8,254	12,303
Impairment losses on right-of-use and long-lived assets	5,320	18,004	2,591
Fair value adjustments on mortgage servicing rights	10,206	42,055	27,771
Adjustments (expense) to indemnity reserves on loans sold	(4,406)	(390)	343
Earnings from investments under the equity method, net of dividends or distributions	(50,942)	(27,738)	(28,011)
Deferred income tax expense	229,371	75,044	141,332
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(18,393)	(11,561)	(6,666)
Proceeds from insurance claims	-	(366)	(1,205)
Sale of debt securities	(23)	(41)	20
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(21,611)	(32,449)	(15,888)
Sale of foreclosed assets, including write-downs	(30,098)	(19,958)	(21,982)
Acquisitions of loans held-for-sale	(251,336)	(227,697)	(223,939)
Proceeds from sale of loans held-for-sale	95,100	83,456	71,075
Net originations on loans held-for-sale	(527,585)	(391,537)	(289,430)
Net decrease (increase) in:
Trading debt securities	741,465	493,993	460,969
Equity securities	(2,336)	(8,263)	(8,032)
Accrued income receivable	6,193	(35,616)	(8,369)
Other assets	25,022	114,329	(37,847)
Net (decrease) increase in:
Interest payable	(5,395)	(5,404)	(284)
Pension and other postretirement benefits obligation	(4,104)	5,898	778
Other liabilities	22,802	(106,736)	(116,443)
Total adjustments	70,269	172,150	34,232
Net cash provided by operating activities	1,005,158	678,772	705,367
Cash flows from investing activities:
Net (increase) decrease in money market investments	(5,895,789)	(8,378,577)	905,558
Purchases of investment securities:
Available-for-sale	(14,672,856)	(21,033,807)	(18,733,295)
Equity	(16,196)	(30,794)	(16,300)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	9,602,430	18,224,362	14,650,440
Held-to-maturity	15,700	6,733	5,913
Proceeds from sale of investment securities:
Available-for-sale	235,992	5,103	99,445
Equity	2,904	25,206	20,030
Net repayments (disbursements) on loans	469,268	(875,941)	(641,029)
Proceeds from sale of loans	203,179	84,385	110,534
Acquisition of loan portfolios	(348,179)	(1,138,276)	(619,737)
Payments to acquire other intangible	(905)	(83)	(10,382)
Payments to acquire businesses, net of cash acquired	(155,828)	-	-
Return of capital from equity method investments	6,362	959	6,942
Payments to acquire equity method investments	(375)	(1,778)	-
Acquisition of premises and equipment	(72,781)	(60,073)	(75,665)
Proceeds from insurance claims	-	366	1,205

Proceeds from sale of:
Premises and equipment and other productive assets	21,482	26,548	18,608
Foreclosed assets	86,942	77,521	107,881
Net cash used in investing activities	(10,518,650)	(13,068,146)	(4,169,852)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	10,138,617	13,102,028	4,043,955
Assets sold under agreements to repurchase	(29,700)	(72,076)	(88,151)
Other short-term borrowings	75,000	-	(41)
Payments of notes payable	(237,713)	(139,920)	(210,377)
Principal payments of finance leases	(2,852)	(3,145)	(1,726)
Proceeds from issuance of notes payable	-	261,999	75,000
Proceeds from issuance of common stock	4,674	9,093	8,719
Payments for repurchase of redeemable preferred stock	-	(28,017)	-
Dividends paid	(141,466)	(133,645)	(115,810)
Net payments for repurchase of common stock	(350,535)	(500,479)	(250,581)
Payments related to tax withholding for share-based compensation	(5,115)	(3,693)	(5,431)
Net cash provided by financing activities	9,450,910	12,492,145	3,455,557
Net (decrease) increase in cash and due from banks, and restricted cash	(62,582)	102,771	(8,928)
Cash and due from banks, and restricted cash at beginning of period	497,094	394,323	403,251
Cash and due from banks, and restricted cash at end of period	$434,512	$497,094	$394,323
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 – Nature of operations

Popular, Inc. (the “Corporation or “Popular”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the mainland United States (“U.S.”) and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, mortgage and commercial banking services, through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the mainland U.S., the Corporation provides retail, mortgage and commercial banking services through its New York-chartered banking subsidiary, Popular Bank (“PB” or “Popular U.S.”), which has branches located in New York, New Jersey and Florida, and equipment leasing and financing services through Popular Equipment Finance (“PEF”), a newly formed wholly-owned subsidiary of PB based in Minnesota.

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

Business combinations

Business combinations are accounted for under the acquisition method. Under this method, assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date are measured at their fair values as of the acquisition date. The acquisition date is the date the acquirer obtains control. Transaction costs are expensed as incurred. Contingent consideration classified as an asset or a liability is remeasured to fair value at each reporting date until the contingency is resolved. The changes in fair value of the contingent consideration are recognized in earnings unless the arrangement is a hedging instrument for which changes are initially recognized in other comprehensive income.

On October 15, 2021, Popular Equipment Finance, LLC (“PEF”), a newly formed wholly-owned subsidiary of Popular Bank (“PB”), completed the acquisition of certain assets and the assumption of certain liabilities of K2 Capital Group LLC’s (“K2”) equipment leasing and financing business based in Minnesota (the “Acquired Business”). The Corporation determined that this acquisition constituted a business combination as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations”. Refer to Note 4, Business combination, for further details on the K2 Transaction.

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

The Corporation follows a methodology to estimate the ACL which includes a reasonable and supportable forecast period for estimating credit losses, considering quantitative and qualitative factors as well as the economic outlook. As part of this methodology, management evaluates various macroeconomic scenarios provided by third parties. At December 31, 2021, management applied probability weights to the outcome of the selected scenarios. This evaluation includes benchmarking procedures as well as careful analysis of the underlying assumptions used to build the scenarios. The application of probability weights include baseline, optimistic and pessimistic scenarios. The weights applied are subject to evaluation on a quarterly basis as part of the ACL’s governance process. The Corporation considers additional macroeconomic scenarios as part of its qualitative adjustment framework.

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

The ACL also includes a qualitative framework that addresses two main components: losses that are expected but not captured within the quantitative modeling framework, and model imprecision. In order to identify potential losses that are not captured through the models, management evaluates model limitations as well as the different risks covered by the variables used in each quantitative model. The Corporation considers additional macroeconomic scenarios to address these risks. This assessment takes into consideration factors listed as part of ASC 326-20-55-4. To complement the analysis, management also evaluates whether there are sectors that have low levels of historical defaults, but current conditions show the potential for future losses. This type of qualitative adjustment is more prevalent in the commercial portfolios. The model imprecision component of the qualitative adjustments is determined after evaluating model performance for these portfolios through different time periods. This type of qualitative adjustment mainly impacts consumer portfolios.

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

Refer to Note 9 to the Consolidated Financial Statements for additional qualitative information on TDRs and the Corporation’s determination of the ACL.

Reserve for unfunded commitments

The Corporation establishes a reserve for unfunded commitments, based on the estimated losses over the remaining term of the facility. An allowance is not established for commitments that are unconditionally cancellable by the Corporation. Accordingly, no reserve is established for unfunded commitments related to its credit cards portfolio. Reserve for the unfunded portion of credit commitments is presented within other liabilities in the Consolidated Statements of Financial Condition. Net adjustments to the reserve for unfunded commitments are reflected in the Consolidated Statements of Operations as provision for credit losses for the years ended December 31, 2021 and 2020.

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

The Corporation capitalizes interest cost incurred in the construction of significant real estate projects, which consist primarily of facilities for its own use or intended for lease. The amount of interest cost capitalized is to be an allocation of the interest cost incurred during the period required to substantially complete the asset. The interest rate for capitalization purposes is to be based on a weighted average rate on the Corporation’s outstanding borrowings, unless there is a specific new borrowing associated with the asset. Interest cost capitalized for the years ended December 31, 2021, 2020 and 2019 was not significant.

The Corporation recognizes right-of-use assets (“ROU assets”) and lease liabilities relating to operating and finance lease arrangements in its Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. For finance leases, interest is recognized on the lease liability separately from the amortization of the ROU asset, whereas for operating leases a single lease cost is recognized so that the cost of the lease is allocated over the lease term on a straight-line basis. Impairments on ROU assets are evaluated under the guidance for impairment or disposal of long-lived assets. The Corporation recognizes gains on sale and leaseback transactions in earnings when the transfer constitutes a sale, and the transaction was at fair value. Refer to Note 33 to the Consolidated Financial Statements for additional information on operating and finance lease arrangements.

Impairment of long-lived assets

The Corporation evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and records a write down for the difference between the carrying amount and the fair value less costs to sell.

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

Appraisals may be adjusted due to age, collateral inspections, property profiles, or general market conditions. The adjustments applied are based upon internal information such as other appraisals for the type of properties and/or loss severity information that can provide historical trends in the real estate market and may change from time to time based on market conditions.

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

Other intangible assets deemed to have an indefinite life are not amortized but are tested for impairment using a one-step process which compares the fair value with the carrying amount of the asset. In determining that an intangible asset has an indefinite life, the Corporation considers expected cash inflows and legal, regulatory, contractual, competitive, economic and other factors, which could limit the intangible asset’s useful life.

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

Guarantees, including indirect guarantees of indebtedness to others

The estimated losses to be absorbed under the credit recourse arrangements are recorded as a liability when the loans are sold and are updated by accruing or reversing expense (categorized in the line item “Adjustments (expense) to indemnity reserves on loans sold” in the Consolidated Statements of Operations) throughout the life of the loan, as necessary, when additional relevant information becomes available. The recourse liability is estimated using loan level statistical techniques. Internal factors that are evaluated include customer credit scores, refreshed loan-to-values, loan age, and outstanding balance, amongst others. The methodology leverages the expected loss framework for mortgage loans and includes macroeconomic expectations based on a 2-year reasonable and supportable period, gradually reverting over a 1-year horizon to historical macroeconomic variables at the input level. Estimated future defaults, prepayments and loss severity are combined with loan level repayment information in order to estimate lifetime expected losses for this portfolio. The reserve for the estimated losses under the credit recourse arrangements is presented separately within other liabilities in the Consolidated Statements of Financial Condition. Refer to Note 23 to the Consolidated Financial Statements for further disclosures on guarantees.

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

Revenues from contract with customers

Refer to Note 32 for a detailed description of the Corporation’s policies on the recognition and presentation of revenues from contract with customers.

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

Refer to the disclosure of accumulated other comprehensive loss included in Note 22.

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

	The FASB issued ASU 2021-06 in August 2021, which amends certain paragraphs from the ASC in response to the issuance of SEC Final Rules Nos. 33-10786 and 33-10835.	August 9, 2021	The adoption of ASU 2021-06 during 2021 resulted in simplified MD&A disclosures.
FASB ASU 2020-10, Codification Improvements	The FASB issued ASU 2020-10 in October 2020 which moves all disclosures guidance to the appropriate codification section and makes other improvements and technical corrections.	December 31, 2021	The Corporation was not impacted by the adoption of ASU 2020-10 during the fourth quarter of 2021.
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
FASB ASU 2020-04, Reference Rate Reform (Topic 848)

The FASB issued ASU 2020-04 in March 2020, which provides accounting relief from the impact of the cessation of LIBOR by, among other things, providing optional expedients to treat contract modifications resulting from such reference rate reform as a continuation of the existing contract and for hedging relationships to not be de-designated resulting from such changes provided certain criteria are met.

December 31, 2021

The Corporation identified all LIBOR-based contracts that will be impacted by the cessation of LIBOR. It has incorporated fallback language in new contracts and is in the process of completing the modification of existing contracts to include adequate fallback language. The Company has no outstanding hedge accounting relationships tied to LIBOR-based assets or liabilities. Furthermore, the Company stopped originating LIBOR-based contracts in December 2021 so no new exposures will be added prospectively. The election to apply the optional expedients did not have a material impact on the Consolidated Financial Statements.

Standard	Description	Date of adoption	Effect on the financial statements

FASB ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323 and Topic 815

The FASB issued ASU 2020-01 in January 2020, which clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 and includes scope considerations for entities that hold non-derivative forward contracts and purchased options to acquire equity securities that, upon settlement of the forward contract or exercise of the purchase option, would be accounted for under the equity method of accounting.

January 1, 2021

The Corporation was not impacted by the adoption of ASU 2020-01 during the first quarter of 2021 since it does not hold non-derivative forward contracts and purchased options to acquire equity securities that, upon settlement of the forward or exercise of the purchase option, would be accounted for under the equity method of accounting. Notwithstanding, it will consider this guidance for the purposes of applying the measurement alternative in ASC Topic 321 immediately before applying or discontinuing the equity method of accounting.

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

FASB ASUs Financial Instruments – Credit Losses (Topic 326)

The CECL model applies to financial assets measured at amortized cost that are subject to credit losses and certain off-balance sheet exposures. CECL establishes a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first acquired or originated. Under the revised methodology, credit losses are measured based on past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. CECL also revises the approach to recognizing credit losses for available-for-sale securities by replacing the direct write-down approach with the allowance approach and limiting the allowance to the amount at which the security’s fair value is less than the amortized cost. In addition, CECL provides that the initial allowance for credit losses on purchased credit deteriorated (“PCD”) financial assets will be recorded as an increase to the purchase price, with subsequent changes to the allowance recorded as a credit loss expense. The standards also expand credit quality disclosures. These accounting standards updates were effective on January 1, 2020. Prior to the adoption of CECL, the Corporation followed a systematic methodology to establish and evaluate the adequacy of the allowance for credit losses to provide for probable losses in the loan portfolio.

As a result of the adoption, the Corporation recorded an increase in its allowance for credit losses related to its loan portfolio of $315 million, and a decrease of $9 million in the allowance for credit losses for unfunded commitments and credit recourse guarantees which is recorded in Other Liabilities. The Corporation also recognized an allowance for credit losses of approximately $13 million related to its held-to-maturity debt securities portfolio. The adoption of CECL was recognized under the modified retrospective approach. Therefore, the adjustments to record the increase in the allowance for credit losses was recorded as a decrease to the opening balance of retained earnings of the year of implementation, net of income taxes, except for approximately $17 million related to loans previously accounted under ASC Subtopic 310-30, which resulted in a reclassification between certain contra loan balance accounts to the allowance for credit losses. The total impact to retained earnings, net of tax, related to the adoption of CECL was of $205.8 million. As part of the adoption of CECL, the Corporation made the election to break the existing pools of purchased credit impaired (“PCI”) loans and, as such, these loans are no longer excluded from non-performing status.

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
FASB ASU 2021-05, Leases (Topic 842), Lessors – Certain Leases with Variable Lease Payments

The FASB issued ASU 2021-05 in July 2021, which amends ASC Topic 842 so that lessors can classify as operating leases those leases with variable lease payments that, prior to these amendments, would have been classified as a sales-type or direct financing lease and at inception a loss would have been recognized.

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

Note 4 – Business combination

On October 15, 2021, Popular Equipment Finance, LLC (“PEF”), a newly formed wholly-owned subsidiary of Popular Bank (“PB”), completed the acquisition of certain assets and the assumption of certain liabilities of K2 Capital Group LLC’s (“K2”) equipment leasing and financing business based in Minnesota (the “Acquired Business”). Commercial loans acquired by PEF as part of this transaction consisted of $105 million in commercial direct financing leases and $14 million in working capital lines. Refer to Note 2, Summary of significant accounting policies, for further details.

Specializing in the healthcare industry, the Acquired Business provides a variety of lease products, including operating and finance leases, and also offers private label vendor finance programs to equipment manufacturers and healthcare organizations. The acquisition provides PB with a national equipment leasing platform that complements its existing health care lending business.

The following table presents the fair values of the consideration and major classes of identifiable assets acquired and liabilities assumed by PEF as of October 15, 2021.
	Book value prior to
	purchase accounting	Fair value	As recorded by
(In thousands)	adjustments	adjustments	Popular, Inc.
Cash consideration	$156,628	$-	$156,628
Contingent consideration	-	9,241	9,241
Total consideration	$156,628	$9,241	$165,869
Assets:
Cash and due from banks	$800	$-	$800
Commercial loans	118,907	(3,332)	115,575
Premises and equipment	6,987	2,009	8,996
Accrued income receivable	57	-	57
Other assets	2,822	-	2,822
Other intangible assets	-	2,887	2,887
Total assets	$129,573	$1,564	$131,137
Liabilities:
Other liabilities	14,439	-	14,439
Total liabilities	$14,439	$-	$14,439
Net assets acquired	$115,134	$1,564	$116,698
Goodwill on acquisition			$49,171

The fair values initially assigned to the assets acquired and liabilities assumed are preliminary and are subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. As the Corporation finalizes its analyses, there may continue to be adjustments to the recorded carrying values, and thus the recognized goodwill may increase or decrease.

Following is a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed on the K2 Transaction:

Commercial Loans

In determining the fair value of commercial direct financing leases, the specific terms and conditions of each lease agreement were considered. The fair values for commercial direct financing leases were calculated based on the fair value of the underlying collateral, or from the cash flows expected to be collected discounted at a market rate commensurate with the credit risk profile of the lessee at origination in instances where there was a purchase option at the end of the lease term with a stated guaranteed residual value. Fair values for commercial working capital lines were calculated based on the present value of remaining contractual payments discounted at a market rate commensurate with the credit risk profile of the borrower at origination. These commercial loans were accounted for under ASC Subtopic 310-20. As of October 15, 2021, the gross contractual receivable for commercial loans amounted to $125 million. An allowance for credit losses of $1 million was recognized as of October 15, 2021 with an offset to provision for credit losses, which represents the estimate of contractual cash flows not expected to be collected.

Goodwill

The amount of goodwill is the residual difference between the consideration transferred to K2 and the fair value of the assets acquired, net of the liabilities assumed. The entire amount of goodwill is deductible for income tax purposes pursuant to U.S. Internal Revenue Code (“IRC”) section 197 over a 15-year period.

Contingent consideration

The fair value of the contingent consideration, which relates to approximately $29 million in earnout payments that could be payable to K2 over a three-year period, was calculated based on a Montecarlo Simulation model.

The Corporation believes that given the amount of assets and liabilities assumed and the size of the operations acquired in relation to Popular’s operations, the historical results of K2 are not significant to Popular’s results, and thus no pro forma information is presented.

Note 5 - Restrictions on cash and due from banks and certain securities

BPPR is required by regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $2.7 billion at December 31, 2021 (December 31, 2020 - $2.3 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At December 31, 2021, the Corporation held $50 million in restricted assets in the form of funds deposited in money market accounts, debt securities available for sale and equity securities (December 31, 2020 - $39 million). The restricted assets held in debt securities available for sale and equity securities consist primarily of assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 6 – Debt securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities available-for-sale at December 31, 2021 and December 31, 2020.

	At December 31, 2021
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
U.S. Treasury securities
Within 1 year	$1,225,558	$13,556	$69	$1,239,045	2.33%
After 1 to 5 years	10,059,163	98,808	65,186	10,092,785	1.18
After 5 to 10 years	4,563,265	739	36,804	4,527,200	1.22
Total U.S. Treasury securities	15,847,986	113,103	102,059	15,859,030	1.27
Obligations of U.S. Government sponsored entities
Within 1 year	70	-	-	70	5.63
Total obligations of U.S. Government sponsored entities	70	-	-	70	5.63
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	2,433	42	-	2,475	2.16
After 5 to 10 years	43,241	295	6	43,530	1.54
After 10 years	172,176	3,441	357	175,260	2.13
Total collateralized mortgage obligations - federal agencies	217,850	3,778	363	221,265	2.01
Mortgage-backed securities
Within 1 year	11	1	-	12	4.79
After 1 to 5 years	65,749	2,380	11	68,118	2.23
After 5 to 10 years	665,600	17,998	5	683,593	1.97
After 10 years	8,263,835	68,128	195,910	8,136,053	1.67
Total mortgage-backed securities	8,995,195	88,507	195,926	8,887,776	1.69
Other
After 1 to 5 years	123	5	-	128	3.62
Total other	123	5	-	128	3.62
Total debt securities available-for-sale[1]	$25,061,224	$205,393	$298,348	$24,968,269	1.42%
[1]

Includes $22.0 billion pledged to secure government and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $20.9 billion serve as collateral for public funds.

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

The following table presents the aggregate amortized cost and fair value of debt securities available-for-sale at December 31, 2021 by contractual maturity.

(In thousands)	Amortized cost	Fair value
Within 1 year	$1,225,639	$1,239,127
After 1 to 5 years	10,127,468	10,163,506
After 5 to 10 years	5,272,106	5,254,323
After 10 years	8,436,011	8,311,313
Total debt securities available-for-sale	$25,061,224	$24,968,269

During the years ended December 31, 2021 and 2020, the Corporation sold U.S. Treasury Notes. The proceeds from these sales were $236 million and $5 million, respectively. Gross realized gains and losses on the sale of debt securities available-for-sale for the years ended December 31, 2021, 2020 and 2019 were as follows:

(In thousands)	2021	2020	2019
Gross realized gains	$695	$41	$-
Gross realized losses	(672)	-	(20)
Net realized gains (losses) on sale of debt securities available-for-sale	$23	$41	$(20)

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021 and 2020.

	At December 31, 2021
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$9,590,448	$102,059	$-	$-	$9,590,448	$102,059
Collateralized mortgage obligations - federal agencies	35,533	334	1,084	29	36,617	363
Mortgage-backed securities	5,767,556	170,614	595,051	25,312	6,362,607	195,926
Total debt securities available-for-sale in an unrealized loss position	$15,393,537	$273,007	$596,135	$25,341	$15,989,672	$298,348

	At December 31, 2020
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Collateralized mortgage obligations - federal agencies	$4,029	$43	$-	$-	$4,029	$43
Mortgage-backed securities	886,432	1,834	555	11	886,987	1,845
Total debt securities available-for-sale in an unrealized loss position	$890,461	$1,877	$555	$11	$891,016	$1,888

As of December 31, 2021, the portfolio of available-for-sale debt securities reflects gross unrealized losses of approximately $298 million, driven mainly by U.S. Treasury Securities and mortgage-backed securities, which were impacted by increases in the interest rate environment.

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

	2021		2020

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$1,533,637	$1,587,127	$2,242,121	$2,338,897
Freddie Mac	3,228,543	3,176,197	3,616,238	3,675,679

Note 7 –Debt securities held-to-maturity

The following tables present the amortized cost, allowance for credit losses, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities held-to-maturity at December 31, 2021 and 2020.

	At December 31, 2021
		Allowance		Gross	Gross		Weighted
	Amortized	for Credit	Net of	unrealized	unrealized	Fair	average
(In thousands)	cost	Losses	Allowance	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$4,240	$7	$4,233	$4	$-	$4,237	6.07%
After 1 to 5 years	14,395	148	14,247	149	-	14,396	6.23
After 5 to 10 years	11,280	122	11,158	104	-	11,262	2.18
After 10 years	43,561	7,819	35,742	11,746	-	47,488	1.50
Total obligations of Puerto Rico, States and political subdivisions	73,476	8,096	65,380	12,003	-	77,383	2.79
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	25	-	25	-	-	25	6.44
Total collateralized mortgage obligations - federal agencies	25	-	25	-	-	25	6.44
Securities in wholly owned statutory business trusts
After 10 years	5,960	-	5,960	-	-	5,960	6.33
Total securities in wholly owned statutory business trusts	5,960	-	5,960	-	-	5,960	6.33
Total debt securities held-to-maturity	$79,461	$8,096	$71,365	$12,003	$-	$83,368	3.06%

	At December 31, 2020
		Allowance		Gross	Gross		Weighted
	Amortized	for Credit	Net of	unrealized	unrealized	Fair	average
(In thousands)	cost	Losses	Allowance	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$3,990	$50	$3,940	$47	$-	$3,987	6.05%
After 1 to 5 years	16,030	710	15,320	710	-	16,030	6.16
After 5 to 10 years	14,845	573	14,272	295	23	14,544	2.77
After 10 years	46,164	8,928	37,236	11,501	-	48,737	1.58
Total obligations of Puerto Rico, States and political subdivisions	81,029	10,261	70,768	12,553	23	83,298	2.93
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	31	-	31	1	-	32	6.44
Total collateralized mortgage obligations - federal agencies	31	-	31	1	-	32	6.44
Securities in wholly owned statutory business trusts
After 10 years	11,561	-	11,561	-	-	11,561	6.51
Total securities in wholly owned statutory business trusts	11,561	-	11,561	-	-	11,561	6.51
Total debt securities held-to-maturity	$92,621	$10,261	$82,360	$12,554	$23	$94,891	3.38%

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following table presents the aggregate amortized cost and fair value of debt securities held-to-maturity at December 31, 2021 by contractual maturity.

(In thousands)	Amortized cost	Fair value
Within 1 year	$4,240	$4,237
After 1 to 5 years	14,420	14,421
After 5 to 10 years	11,280	11,262
After 10 years	49,521	53,448
Total debt securities held-to-maturity	$79,461	$83,368

Credit Quality Indicators

The following describes the credit quality indicators by major security type that the Corporation considers in its’ estimate to develop the allowance for credit losses for investment securities held-to-maturity.

At December 31, 2021 and December 31, 2020, the “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity, includes securities issued by municipalities of Puerto Rico that are generally not rated by a credit rating agency. This includes $30 million of general and special obligation bonds issued by three municipalities of Puerto Rico, that are payable primarily from certain property taxes imposed by the issuing municipality (December 31, 2020 - $35 million). In the case of general obligations, they also benefit from a pledge of the full faith, credit and unlimited taxing power of the issuing municipality, which is required by law to levy property taxes in an amount sufficient for the payment of debt service on such general obligation bonds. The Corporation performs periodic credit quality reviews of these securities and internally assigns standardized credit risk ratings based on its evaluation. The Corporation considers these ratings in its estimate to develop the allowance for credit losses associated with these securities. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 9.

The following presents the amortized cost basis of securities held by the Corporation issued by municipalities of Puerto Rico aggregated by the internally assigned standardized credit risk rating:

	At December 31, 2021	At December 31, 2020
(In thousands)	Securities issued by Puerto Rico municipalities
Watch	$16,345	$35,315
Pass	13,800	-
Total	$30,145	$35,315

At December 31, 2021, the portfolio of “Obligations of Puerto Rico, States and political subdivisions” also includes $43 million in securities issued by the Puerto Rico Housing Finance Authority (“HFA”), a government instrumentality, for which the underlying source of payment is second mortgage loans in Puerto Rico residential properties (not the government), but for which HFA, provides a guarantee in the event of default and upon the satisfaction of certain other conditions (December 31, 2020 - $46 million). These securities are not rated by a credit rating agency. The Corporation assesses the credit risk associated with these securities by evaluating the refreshed FICO scores of a representative sample of the underlying borrowers. At December 31, 2021, the average refreshed FICO score for the representative sample, comprised of 64% of the nominal value of the securities, used for the loss estimate was of 704 (compared to 66% and 697, respectively, at December 31, 2020). The loss estimates for this portfolio was based on the methodology established under CECL for similar loan obligations. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio.

A further deterioration of the Puerto Rico economy or of the fiscal health of the Government of Puerto Rico and/or its instrumentalities (including if any of the issuing municipalities become subject to a debt restructuring proceeding under PROMESA) could further affect the value of these securities, resulting in losses to the Corporation.

Refer to Note 24 for additional information on the Corporation’s exposure to the Puerto Rico Government.

Delinquency status

At December 31, 2021 and December 31, 2020, there were no securities held-to-maturity in past due or non-performing status.

Allowance for credit losses on debt securities held-to-maturity

The following table provides the activity in the allowance for credit losses related to debt securities held-to-maturity by security type at December 31, 2021 and December 31, 2020:

	For the year ended December 31,
	2021	2020
(In thousands)	Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance	$10,261	$-
Impact of adopting CECL	-	12,654
Provision for credit losses (benefit)	(2,165)	(2,393)
Securities charged-off	-	-
Recoveries	-	-
Ending balance	$8,096	$10,261

The allowance for credit losses for the Obligations of Puerto Rico, States and political subdivisions includes $0.3 million for securities issued by municipalities of Puerto Rico, and $7.8 million for bonds issued by the Puerto Rico HFA, which are secured by second mortgage loans on Puerto Rico residential properties (compared to $1.4 million and $8.9 million, respectively, at December 31, 2020).

Note 8 – Loans

For a summary of the accounting policies related to loans, interest recognition and allowance for credit losses refer to Note 2 - Summary of Significant Accounting Policies of this Form 10-K.

During the year ended December 31, 2021, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $393 million including $14 million in Purchased Credit Deteriorated (“PCD”) loans, consumer loans of $61 million and commercial loans of $139 million; compared to purchases (including repurchases) of mortgage loans of $1.3 billion including $160 million in PCD loans, consumer loans of $56 million and commercial loans of $26 million, during the year ended December 31, 2020. During 2020, these mortgage loan repurchases included a bulk repurchase transaction of $688 million in GNMA loans, of which $684 million were 90 days past due at that time, including $324 million which were already included in the Corporation’s ending portfolio balance at June 30, 2020, since due to the delinquency status of the loans the Corporation had the right but not the obligation to repurchase the assets and is required to recognize (rebook) these loans in accordance with U.S. GAAP. The bulk repurchase also included $120 million in loans from the FNMA and FHMLC servicing portfolio, subject to credit recourse which were considered PCD loans.

The Corporation performed whole-loan sales involving approximately $145 million of residential mortgage loans and $131 million of commercial and construction loans during the year ended December 31, 2021 (December 31, 2020 - $150 million of residential mortgage loans and $32 million of commercial loans). Also, during the year ended December 31, 2021, the Corporation securitized approximately $380 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities $330 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities, compared to $332 million and $176 million, respectively, during the year ended December 31, 2020. Also, the Corporation securitized approximately $23 million of mortgage loans into Federal Home Loan Mortgage Corporation (“FHLMC”) mortgage-backed securities during the year ended December 31, 2021.

As previously disclosed in Note 4, on October 15, 2021 Popular Equipment Finance LLC acquired $105 million in commercial finance leases and $14 million in working capital lines as a result of the acquisition of certain assets and the assumption of certain liabilities from the K2 Capital Group LLC. The portfolio of leases and loans from the acquired business is included in the information presented in this note.

Delinquency status

The following tables present the amortized cost basis of loans held-in-portfolio (“HIP”), net of unearned income, by past due status, and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at December 31, 2021 and 2020.

December 31, 2021
Puerto Rico

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$314	$-	$272	$586	$154,183	$154,769	$272	$-
Commercial real estate:
Non-owner occupied	2,399	136	20,716	23,251	2,266,672	2,289,923	20,716	-
Owner occupied	3,329	278	54,335	57,942	1,365,787	1,423,729	54,335	-
Commercial and industrial	3,438	1,727	45,242	50,407	3,478,041	3,528,448	44,724	518
Construction	-	-	485	485	86,626	87,111	485	-
Mortgage	217,830	81,754	805,245	1,104,829	5,147,037	6,251,866	333,887	471,358
Leasing	9,240	2,037	3,102	14,379	1,366,940	1,381,319	3,102	-
Consumer:
Credit cards	5,768	3,520	8,577	17,865	901,986	919,851	-	8,577
Home equity lines of credit	46	-	23	69	3,502	3,571	-	23
Personal	10,027	6,072	21,235	37,334	1,250,726	1,288,060	21,235	-
Auto	59,128	15,019	23,085	97,232	3,314,955	3,412,187	23,085	-
Other	432	714	12,621	13,767	110,781	124,548	12,448	173
Total	$311,951	$111,257	$994,938	$1,418,146	$19,447,236	$20,865,382	$514,289	$480,649

December 31, 2021
Popular U.S.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$3,826	$-	$-	$3,826	$1,804,035	$1,807,861	$-	$-
Commercial real estate:
Non-owner occupied	5,721	683	622	7,026	2,316,441	2,323,467	622	-
Owner occupied	1,095	-	1,013	2,108	392,265	394,373	1,013	-
Commercial and industrial	9,410	2,680	4,015	16,105	1,794,026	1,810,131	3,897	118
Construction	-	-	-	-	629,109	629,109	-	-
Mortgage	11,711	2,573	21,969	36,253	1,139,077	1,175,330	21,969	-
Consumer:
Credit cards	-	-	-	-	10	10	-	-
Home equity lines of credit	71	34	5,406	5,511	69,780	75,291	5,406	-
Personal	863	574	681	2,118	152,827	154,945	681	-
Other	-	-	-	-	4,658	4,658	-	-
Total	$32,697	$6,544	$33,706	$72,947	$8,302,228	$8,375,175	$33,588	$118

December 31, 2021
Popular, Inc.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP[2] [3]	loans	loans
Commercial multi-family	$4,140	$-	$272	$4,412	$1,958,218	$1,962,630	$272	$-
Commercial real estate:
Non-owner occupied	8,120	819	21,338	30,277	4,583,113	4,613,390	21,338	-
Owner occupied	4,424	278	55,348	60,050	1,758,052	1,818,102	55,348	-
Commercial and industrial	12,848	4,407	49,257	66,512	5,272,067	5,338,579	48,621	636
Construction	-	-	485	485	715,735	716,220	485	-
Mortgage[1]	229,541	84,327	827,214	1,141,082	6,286,114	7,427,196	355,856	471,358
Leasing	9,240	2,037	3,102	14,379	1,366,940	1,381,319	3,102	-
Consumer:
Credit cards	5,768	3,520	8,577	17,865	901,996	919,861	-	8,577
Home equity lines of credit	117	34	5,429	5,580	73,282	78,862	5,406	23
Personal	10,890	6,646	21,916	39,452	1,403,553	1,443,005	21,916	-
Auto	59,128	15,019	23,085	97,232	3,314,955	3,412,187	23,085	-
Other	432	714	12,621	13,767	115,439	129,206	12,448	173
Total	$344,648	$117,801	$1,028,644	$1,491,093	$27,749,464	$29,240,557	$547,877	$480,767
[1]

It is the Corporation’s policy to report delinquent residential mortgage loans insured by Federal Housing Administration (“FHA”) or guaranteed by the U.S. Department of Veterans Affairs (“VA”) as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. The balance of these loans includes $13 million at December 31, 2021 related to the rebooking of loans previously pooled into GNMA securities, in which the Corporation had a buy-back option as further described below. Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to repurchases option are required to be reflected (rebooked) on the financial statements of BPPR with an offsetting liability. These balances include $304 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of December 31, 2021. Furthermore, the Corporation has approximately $50 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

[2]	Loans held-in-portfolio are net of $266 million in unearned income and exclude $59 million in loans held-for-sale.
[3]

Includes $6.6 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $3.2 billion were pledged at the Federal Home Loan Bank ("FHLB") as collateral for borrowings and $1.7 billion at the Federal Reserve Bank ("FRB") for discount window borrowings and $1.7 billion serve as collateral for public funds.

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

At December 31, 2021, mortgage loans held-in-portfolio include $1.9 billion (December 31, 2020 - $2.1 billion) of loans insured by the FHA, or guaranteed VA of which $0.5 billion (December 31, 2020 - $1.0 billion) are 90 days or more past due. These balances include $716 million in loans modified under a TDR (December 31, 2020 - $655 million), that are presented as accruing loans. The portfolio of guaranteed loans includes $304 million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of December 31, 2021 (December 31, 2020 - $329 million). The Corporation has approximately $50 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at December 31, 2021 (December 31, 2020 - $60 million).

Loans with a delinquency status of 90 days past due as of December 31, 2021 include $13 million in loans previously pooled into GNMA securities (December 31, 2020 - $57 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of BPPR with an offsetting liability. Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative.

The components of the net financing leases, including finance leases within the C&I category, receivable at December 31, 2021 and 2020 were as follows:

(In thousands)	2021	2020
Total minimum lease payments	$1,190,545	$957,367
Estimated residual value of leased property	518,670	419,024
Deferred origination costs, net of fees	21,474	18,141
Less - Unearned financing income	257,738	196,788
Net minimum lease payments	1,472,951	1,197,744
Less - Allowance for credit losses	18,581	16,863
Net minimum lease payments, net of allowance for credit losses	$1,454,370	$1,180,881

At December 31, 2021, future minimum lease payments are expected to be received as follows:

(In thousands)
2022	$106,927
2023	123,654
2024	181,405
2025	216,577
2026	369,592
2027 and thereafter	192,390
Total	$1,190,545

The following tables present the amortized cost basis of non-accrual loans as of December 31, 2021 and 2020 by class of loans:

December 31, 2021
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance
Commercial multi-family	$-	$272	$-	$-	$-	$272
Commercial real estate non-owner occupied	15,819	4,897	-	622	15,819	5,519
Commercial real estate owner occupied	13,491	40,844	-	1,013	13,491	41,857
Commercial and industrial	30,177	14,547	-	3,897	30,177	18,444
Construction	-	485	-	-	-	485
Mortgage	169,827	164,060	29	21,940	169,856	186,000
Leasing	276	2,826	-	-	276	2,826
Consumer:
HELOCs	-	-	-	5,406	-	5,406
Personal	6,279	14,956	81	600	6,360	15,556
Auto	879	22,206	-	-	879	22,206
Other	-	12,448	-	-	-	12,448
Total	$236,748	$277,541	$110	$33,478	$236,858	$311,019

December 31, 2020
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance
Commercial multi-family	$-	$505	$-	$1,894	$-	$2,399
Commercial real estate non-owner occupied	35,968	41,169	-	669	35,968	41,838
Commercial real estate owner occupied	14,825	77,176	-	334	14,825	77,510
Commercial and industrial	1,148	33,301	-	3,091	1,148	36,392
Construction	-	21,497	-	7,560	-	29,057
Mortgage	141,737	272,606	517	14,347	142,254	286,953
Leasing	-	3,441	-	-	-	3,441
Consumer:
HELOCs	-	-	-	7,491	-	7,491
Personal	9,265	17,122	-	1,474	9,265	18,596
Auto	-	15,736	-	-	-	15,736
Other	-	14,881	-	20	-	14,901
Total	$202,943	$497,434	$517	$36,880	$203,460	$534,314

Loans in non-accrual status with no allowance at December 31, 2021 include $237 million in collateral dependent loans (December 31, 2020 - $203 million). The Corporation recognized $3 million in interest income on non-accrual loans during the year ended December 31, 2021 (December 31, 2020 - $4 million).

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

The following tables present the amortized cost basis of collateral-dependent loans, for which the ACL was measured based on the fair value of the collateral less cost to sell, by class of loans and type of collateral as of December 31, 2021 and 2020:

	December 31, 2021
(In thousands)	Real Estate	Auto	Equipment	Accounts Receivables	Other	Total
Puerto Rico
Commercial multi-family	$1,374	$-	$-	$-	$-	$1,374
Commercial real estate:
Non-owner occupied	211,026	-	-	-	-	211,026
Owner occupied	47,268	-	-	-	-	47,268
Commercial and industrial	2,650	-	680	10,675	27,893	41,898
Mortgage	179,774	-	-	-	-	179,774
Leasing	-	574	-	-	-	574
Consumer:
Personal	6,165	-	-	-	-	6,165
Auto	-	8,983	-	-	-	8,983
Total Puerto Rico	$448,257	$9,557	$680	$10,675	$27,893	$497,062
Popular U.S.
Mortgage	926	-	-	-	-	926
Total Popular U.S.	$926	$-	$-	$-	$-	$926
Popular, Inc.
Commercial multi-family	$1,374	$-	$-	$-	$-	$1,374
Commercial real estate:
Non-owner occupied	211,026	-	-	-	-	211,026
Owner occupied	47,268	-	-	-	-	47,268
Commercial and industrial	2,650	-	680	10,675	27,893	41,898
Mortgage	180,700	-	-	-	-	180,700
Leasing	-	574	-	-	-	574
Consumer:
Personal	6,165	-	-	-	-	6,165
Auto	-	8,983	-	-	-	8,983
Total Popular, Inc.	$449,183	$9,557	$680	$10,675	$27,893	$497,988

	December 31, 2020
(In thousands)	Real Estate	Auto	Equipment	Taxi Medallions	Accounts Receivables	Other	Total
Puerto Rico
Commercial multi-family	$1,301	$-	$-	$-	$-	$-	$1,301
Commercial real estate:
Non-owner occupied	299,223	-	-	-	-	-	299,223
Owner occupied	79,769	-	-	-	-	-	79,769
Commercial and industrial	7,577	-	1,438	-	10,989	12,046	32,050
Construction	21,497	-	-	-	-	-	21,497
Mortgage	181,648	-	-	-	-	-	181,648
Consumer:
Personal	7,414	-	-	-	-	-	7,414
Auto	-	4	-	-	-	-	4
Total Puerto Rico	$598,429	$4	$1,438	$-	$10,989	$12,046	$622,906
Popular U.S.
Commercial multi-family	$1,755	$-	$-	$-	$-	$-	$1,755
Commercial and industrial	-	-	-	1,545	-	-	1,545
Construction	7,560	-	-	-	-	-	7,560
Mortgage	855	-	-	-	-	-	855
Total Popular U.S.	$10,170	$-	$-	$1,545	$-	$-	$11,715
Popular, Inc.
Commercial multi-family	$3,056	$-	$-	$-	$-	$-	$3,056
Commercial real estate:
Non-owner occupied	299,223	-	-	-	-	-	299,223
Owner occupied	79,769	-	-	-	-	-	79,769
Commercial and industrial	7,577	-	1,438	1,545	10,989	12,046	33,595
Construction	29,057	-	-	-	-	-	29,057
Mortgage	182,503	-	-	-	-	-	182,503
Consumer:
Personal	7,414	-	-	-	-	-	7,414
Auto	-	4	-	-	-	-	4
Total Popular, Inc.	$608,599	$4	$1,438	$1,545	$10,989	$12,046	$634,621

Purchased Credit Deteriorated (PCD) Loans

The Corporation has purchased loans during the year for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(In thousands)	December 31, 2021	December 31, 2020
Purchase price of loans at acquisition	$10,995	$152,667
Allowance for credit losses at acquisition	3,142	7,512
Non-credit discount / (premium) at acquisition	446	(6,542)
Par value of acquired loans at acquisition	$14,583	$153,637

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

At December 31, 2021, the Corporation estimated the ACL by weighting the outputs of optimistic, baseline, and pessimistic scenarios. Among the three scenarios used to estimate the ACL, the baseline is assigned the highest probability, followed by the pessimistic scenario given the uncertainties in the economic outlook and downside risk. The weights applied are subject to evaluation on a quarterly basis as part of the ACL’s governance process. The current baseline forecast continues to show a favorable economic scenario. The 2022 expected GDP growth rate for Puerto Rico is approximately 4%, with the unemployment rate expected to average around 7.4% for the year. In the case of the United States, the baseline scenario expects GDP growth for 2022 of approximately 4.6%, with unemployment rate expected to average around 3.7%. For 2023 both regions expect GDP growth with average unemployment rate levels remaining stable in comparison to 2022.

The following tables present the changes in the ACL of loans held-in-portfolio and unfunded commitments for the years ended December 31, 2021 and 2020.

For the year ended December 31, 2021
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$225,323	$4,871	$195,557	$16,863	$297,136	$739,750
Provision for credit losses (benefit)	(91,695)	(1,533)	(57,684)	2,094	19,800	(129,018)
Initial allowance for credit losses - PCD Loans	-	-	3,142	-	-	3,142
Charge-offs	(17,180)	(6,620)	(17,656)	(4,637)	(78,047)	(124,140)
Recoveries	35,480	4,923	14,927	3,258	45,840	104,428
Ending balance - loans	$151,928	$1,641	$138,286	$17,578	$284,729	$594,162
Allowance for credit losses - unfunded commitments:
Beginning balance	$4,913	$4,610	$-	$-	$-	$9,523
Provision for credit losses (benefit)	(3,162)	(2,222)	-	-	-	(5,384)
Ending balance - unfunded commitments [1]	$1,751	$2,388	$-	$-	$-	$4,139
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the year ended December 31, 2021
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$108,057	$9,366	$20,159	$18,918	$156,500
Provision for credit losses (benefit)	(45,427)	(4,764)	(3,949)	(187)	(54,327)
Charge-offs	(1,177)	(523)	(605)	(8,732)	(11,037)
Recoveries	2,424	643	587	6,414	10,068
Ending balance - loans	$63,877	$4,722	$16,192	$16,413	$101,204
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,753	$4,469	$-	$106	$6,328
Provision for credit losses (benefit)	(369)	(2,132)	-	(69)	(2,570)
Ending balance - unfunded commitments [1]	$1,384	$2,337	$-	$37	$3,758
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the year ended December 31, 2021
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$333,380	$14,237	$215,716	$16,863	$316,054	$896,250
Provision for credit losses (benefit)	(137,122)	(6,297)	(61,633)	2,094	19,613	(183,345)
Initial allowance for credit losses - PCD Loans	-	-	3,142	-	-	3,142
Charge-offs	(18,357)	(7,143)	(18,261)	(4,637)	(86,779)	(135,177)
Recoveries	37,904	5,566	15,514	3,258	52,254	114,496
Ending balance - loans	$215,805	$6,363	$154,478	$17,578	$301,142	$695,366
Allowance for credit losses - unfunded commitments:
Beginning balance	$6,666	$9,079	$-	$-	$106	$15,851
Provision for credit losses (benefit)	(3,531)	(4,354)	-	-	(69)	(7,954)
Ending balance - unfunded commitments [1]	$3,135	$4,725	$-	$-	$37	$7,897
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the year ended December 31, 2020
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$131,063	$574	$116,281	$10,768	$173,965	$432,651
Impact of adopting CECL	62,393	115	86,081	(713)	122,492	270,368
Provision for credit losses	48,756	3,228	5,318	14,172	134,391	205,865
Initial allowance for credit losses - PCD Loans	-	-	7,512	-	-	7,512
Charge-offs	(27,731)	-	(30,080)	(10,447)	(170,023)	(238,281)
Recoveries	10,842	954	10,445	3,083	36,311	61,635
Ending balance - loans	$225,323	$4,871	$195,557	$16,863	$297,136	$739,750
Allowance for credit losses - unfunded commitments:
Beginning balance	$678	$294	$-	$-	$7,467	$8,439
Impact of adopting CECL	1,158	(185)	-	-	(7,467)	(6,494)
Provision for credit losses	3,077	4,501	-	-	-	7,578
Ending balance - unfunded commitments [1]	$4,913	$4,610	$-	$-	$-	$9,523
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the year ended December 31, 2020
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$16,557	$4,266	$4,827	$19,407	$45,057
Impact of adopting CECL	29,537	(3,038)	10,431	7,809	44,739
Provision for credit losses	59,748	8,427	4,891	3,405	76,471
Charge-offs	(2,078)	(1,509)	(59)	(17,404)	(21,050)
Recoveries	4,293	1,220	69	5,701	11,283
Ending balance - loans	$108,057	$9,366	$20,159	$18,918	$156,500
Allowance for credit losses - unfunded commitments:
Beginning balance	$152	$125	$-	$1	$278
Impact of adopting CECL	453	582	-	(1)	1,034
Provision for credit losses	1,148	3,762	-	106	5,016
Ending balance - unfunded commitments [1]	$1,753	$4,469	$-	$106	$6,328
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the year ended December 31, 2020
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$147,620	$4,840	$121,108	$10,768	$193,372	$477,708
Impact of adopting CECL	91,930	(2,923)	96,512	(713)	130,301	315,107
Provision for credit losses	108,504	11,655	10,209	14,172	137,796	282,336
Initial allowance for credit losses - PCD Loans	-	-	7,512	-	-	7,512
Charge-offs	(29,809)	(1,509)	(30,139)	(10,447)	(187,427)	(259,331)
Recoveries	15,135	2,174	10,514	3,083	42,012	72,918
Ending balance - loans	$333,380	$14,237	$215,716	$16,863	$316,054	$896,250
Allowance for credit losses - unfunded commitments:
Beginning balance	$830	$419	$-	$-	$7,468	$8,717
Impact of adopting CECL	1,611	397	-	-	(7,468)	(5,460)
Provision for credit losses	4,225	8,263	-	-	106	12,594
Ending balance - unfunded commitments [1]	$6,666	$9,079	$-	$-	$106	$15,851
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

Modifications

A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to troubled debt restructurings (“TDRs”), refer to the Summary of Significant Accounting Policies included in Note 2 to these Consolidated Financial Statements.

The outstanding balance of loans classified as TDRs amounted to $1.7 billion at December 31, 2021 (December 31, 2020 - $1.7 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs amounted to $9 million related to the commercial loan portfolio at December 31, 2021 (December 31, 2020 - $14 million).

The following table presents the outstanding balance of loans classified as TDRs according to their accruing status and the related allowance at December 31, 2021 and 2020.

	December 31, 2021				December 31, 2020
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Loans held-in-portfolio:
Commercial	$261,344	$64,744	$326,088	$24,736	$259,246	$103,551	$362,797	$15,236
Construction	-	-	-	-	-	21,497	21,497	4,397
Mortgage[1]	1,143,204	112,509	1,255,713	61,888	1,060,193	135,772	1,195,965	71,018
Leasing	325	47	372	42	392	218	610	150
Consumer	64,093	10,556	74,649	16,124	74,707	12,792	87,499	22,508
Loans held-in-portfolio	$1,468,966	$187,856	$1,656,822	$102,790	$1,394,538	$273,830	$1,668,368	$113,309
[1] At December 31, 2021, accruing mortgage loan TDRs include $716 million guaranteed by U.S. sponsored entities at BPPR, compared to $655 million at December 31, 2020.

The following tables present the loan count by type of modification for those loans modified in a TDR during the years ended December 31, 2021 and 2020. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

For the year ended December 31, 2021
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	1	1	-
Commercial real estate non-owner occupied	-	11	1	-
Commercial real estate owner occupied	4	23	4	12
Commercial and industrial	5	13	-	21
Mortgage	39	140	1,590	5
Leasing	-	-	2	-
Consumer:
Credit cards	134	-	1	43
HELOCs	-	1	1	-
Personal	183	117	1	2
Auto	-	7	3	-
Other	7	-	-	1
Total	372	313	1,604	84

For the year ended December 31, 2020
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	2	-	-
Commercial real estate non-owner occupied	2	10	-	1
Commercial real estate owner occupied	-	37	-	-
Commercial and industrial	3	50	-	-
Construction	-	1	-	-
Mortgage	3	68	331	411
Leasing	-	-	5	17
Consumer:
Credit cards	659	-	-	93
HELOCs	-	2	1	-
Personal	355	5	1	1
Auto	-	2	2	38
Other	3	-	-	-
Total	1,025	177	340	561

The following tables present, by class, quantitative information related to loans modified as TDRs during the years ended December 31, 2021 and 2020.

Popular, Inc.
For the year ended December 31, 2021
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for credit losses as a result of modification
Commercial multi-family	2	$246	$211	$26
Commercial real estate non-owner occupied	12	3,612	3,604	177
Commercial real estate owner occupied	43	95,354	90,096	1,577
Commercial and industrial	39	6,573	5,719	745
Mortgage	1,774	213,661	214,367	6,632
Leasing	2	40	38	5
Consumer:
Credit cards	178	2,223	2,136	42
HELOCs	2	176	228	54
Personal	303	4,222	4,217	899
Auto	10	199	206	65
Other	8	305	303	124
Total	2,373	$326,611	$321,125	$10,346

Popular, Inc.
For the year ended December 31, 2020
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for credit losses as a result of modification
Commercial multi-family	2	$1,133	$1,115	$(18)
Commercial real estate non-owner occupied	13	25,217	22,065	(969)
Commercial real estate owner occupied	37	10,955	10,914	137
Commercial and industrial	53	3,140	3,178	34
Construction	1	21,514	21,514	4,370
Mortgage	813	102,559	85,394	6,875
Leasing	22	720	732	65
Consumer:
Credit cards	752	7,048	7,097	286
HELOCs	3	510	396	33
Personal	362	6,194	6,188	1,043
Auto	42	836	838	131
Other	3	25	25	6
Total	2,103	$179,851	$159,456	$11,993

During the year ended December 31, 2021, five loans with an aggregate unpaid principal balance of $ 10.2 million were restructured into multiple notes (“Note A / B split”), compared to ten loans with an aggregate unpaid principal balance of $35.1 million during the year ended December 31, 2020, of which a discounted payoff for one loan with an aggregate unpaid principal balance of $1.7 million was completed after the restructuring. The Corporation recorded $0.3 million in charge-offs as part of Note A / B splits during 2020. The recorded investment on these commercial TDRs amounted to approximately $10.2 million at December 31, 2021, compared to $32.9 million at December 31, 2020. These loans were restructured after analyzing the borrowers’ capacity to repay the debt, collateral and ability to perform under the modified terms.

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

Defaulted during the year ended December 31, 2021
(Dollars in thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	4	$8,421
Commercial real estate owner occupied	4	4,500
Commercial and industrial	5	317
Mortgage	104	10,543
Consumer:
Credit cards	81	979
Personal	27	723
Total	225	$25,483

Defaulted during the year ended December 31, 2020
(Dollars in thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$1,700
Commercial real estate owner occupied	6	933
Commercial and industrial	4	141
Construction	1	21,497
Mortgage	249	26,925
Consumer:
Credit cards	317	2,560
Personal	99	1,660
Other	2	1
Total	679	$55,417

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

The following tables present the amortized cost basis, net of unearned income, of loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at December 31, 2021 and 2020 by vintage year.

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Puerto Rico
Commercial:
Commercial multi-family
Watch	$-	$-	$-	$-	$-	$4,485	$-	$-	$4,485
Special mention	-	-	-	-	-	3,025	-	-	3,025
Substandard	-	-	982	-	-	6,257	100	-	7,339
Pass	24,936	21,288	34,840	25,311	2,066	31,468	11	-	139,920
Total commercial multi-family	$24,936	$21,288	$35,822	$25,311	$2,066	$45,235	$111	$-	$154,769

Commercial real estate non-owner occupied
Watch	$100,465	$228,852	$25,443	$137,044	$2,406	$205,304	$3,237	$-	$702,751
Special Mention	18,509	12,563	7,271	-	4,608	24,056	-	-	67,007
Substandard	30,155	27,790	24,200	25,456	2,770	72,407	-	-	182,778
Pass	513,087	88,662	88,353	37,999	42,522	557,052	9,712	-	1,337,387
Total commercial real estate non-owner occupied	$662,216	$357,867	$145,267	$200,499	$52,306	$858,819	$12,949	$-	$2,289,923

Commercial real estate owner occupied
Watch	$8,393	$8,612	$8,972	$6,958	$3,039	$121,716	$-	$-	$157,690
Special Mention	5,573	857	7,598	1,427	2,449	103,472	-	-	121,376
Substandard	6,960	1,028	1,646	35,529	1,869	113,288	-	-	160,320
Doubtful	-	-	-	-	76	612	-	-	688
Pass	238,533	198,442	44,943	23,112	32,585	429,651	16,389	-	983,655
Total commercial real estate owner occupied	$259,459	$208,939	$63,159	$67,026	$40,018	$768,739	$16,389	$-	$1,423,729
Commercial and industrial
Watch	$186,529	$12,542	$21,536	$103,835	$14,577	$90,776	$108,183	$-	$537,978
Special Mention	7,380	9,936	14,856	28,473	1,012	28,448	60,397	-	150,502
Substandard	2,190	1,091	3,041	35,826	66,771	45,168	38,003	-	192,090
Doubtful	-	-	-	-	-	62	-	-	62
Pass	843,661	335,369	275,357	84,084	72,580	333,869	702,896	-	2,647,816
Total commercial and industrial	$1,039,760	$358,938	$314,790	$252,218	$154,940	$498,323	$909,479	$-	$3,528,448

Construction
Substandard	$-	$-	$485	$-	$-	$-	$-	$-	$485
Pass	21,596	41,622	1,148	-	-	-	22,260	-	86,626
Total construction	$21,596	$41,622	$1,633	$-	$-	$-	$22,260	$-	$87,111

Mortgage
Substandard	$-	$954	$5,212	$5,613	$4,310	$122,690	$-	$-	$138,779
Pass	463,742	304,780	223,464	265,239	194,982	4,660,880	-	-	6,113,087
Total mortgage	$463,742	$305,734	$228,676	$270,852	$199,292	$4,783,570	$-	$-	$6,251,866

Leasing
Substandard	$124	$618	$880	$613	$613	$235	$-	$-	$3,083
Loss	-	-	-	1	16	2	-	-	19
Pass	613,452	328,085	222,770	133,112	62,881	17,917	-	-	1,378,217
Total leasing	$613,576	$328,703	$223,650	$133,726	$63,510	$18,154	$-	$-	$1,381,319

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Puerto Rico
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$8,577	$-	$8,577
Pass	-	-	-	-	-	-	911,274	-	911,274
Total credit cards	$-	$-	$-	$-	$-	$-	$919,851	$-	$919,851

HELOCs
Substandard	-	-	-	-	-	-	23	-	23
Pass	$-	$-	$-	$-	$-	$-	$3,548	$-	$3,548
Total HELOCs	$-	$-	$-	$-	$-	$-	$3,571	$-	$3,571

Personal
Substandard	$426	$610	$2,105	$866	$936	$15,680	$-	$1,385	$22,008
Loss	30	2	3	-	-	3	-	-	38
Pass	539,604	197,652	227,328	91,341	53,630	120,065	-	36,394	1,266,014
Total Personal	$540,060	$198,264	$229,436	$92,207	$54,566	$135,748	$-	$37,779	$1,288,060

Auto
Substandard	$3,080	$7,520	$9,498	$4,739	$2,210	$1,422	$-	$-	$28,469
Loss	42	11	-	-	-	-	-	-	53
Pass	1,259,800	808,339	637,300	420,293	177,104	80,829	-	-	3,383,665
Total Auto	$1,262,922	$815,870	$646,798	$425,032	$179,314	$82,251	$-	$-	$3,412,187

Other consumer
Substandard	$-	$114	$21	$487	$-	$135	$11,250	$-	$12,007
Loss	-	-	-	579	-	34	-	-	613
Pass	24,845	9,781	9,348	5,610	3,914	947	57,483	-	111,928
Total Other consumer	$24,845	$9,895	$9,369	$6,676	$3,914	$1,116	$68,733	$-	$124,548
Total Puerto Rico	$4,913,112	$2,647,120	$1,898,600	$1,473,547	$749,926	$7,191,955	$1,953,343	$37,779	$20,865,382

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular U.S.
Commercial:
Commercial multi-family
Watch	$8,600	$41,348	$56,229	$20,682	$37,343	$48,753	$-	$-	$212,955
Special mention	-	3,752	9,013	30,244	11,071	28,297	-	-	82,377
Substandard	-	-	67,149	12,748	-	18,644	-	-	98,541
Pass	422,613	241,805	201,298	144,534	46,809	352,724	4,205	-	1,413,988
Total commercial multi-family	$431,213	$286,905	$333,689	$208,208	$95,223	$448,418	$4,205	$-	$1,807,861

Commercial real estate non-owner occupied
Watch	$12,716	$22,109	$42,067	$56,576	$28,604	$154,289	$780	$-	$317,141
Special Mention	2,939	-	3,205	7,025	10,573	15,569	-	-	39,311
Substandard	-	756	6,405	14,544	11,384	60,323	-	-	93,412
Pass	543,667	356,071	156,925	211,432	250,516	346,606	8,386	-	1,873,603
Total commercial real estate non-owner occupied	$559,322	$378,936	$208,602	$289,577	$301,077	$576,787	$9,166	$-	$2,323,467

Commercial real estate owner occupied
Watch	$-	$239	$7,825	$8,150	$1,676	$17,132	$4,222	$-	$39,244
Special Mention	-	-	-	-	-	1,800	-	-	1,800
Substandard	-	-	1,148	2,878	-	20,841	-	-	24,867
Pass	129,898	46,737	34,355	23,845	26,236	63,463	3,928	-	328,462
Total commercial real estate owner occupied	$129,898	$46,976	$43,328	$34,873	$27,912	$103,236	$8,150	$-	$394,373
Commercial and industrial
Watch	$3,747	$4,667	$4,292	$9,273	$5	$1,530	$3,925	$-	$27,439
Special Mention	2,504	7,203	670	481	59	215	8,177	-	19,309
Substandard	537	97	4,559	495	168	1,890	159	-	7,905
Loss	262	58	108	17	51	191	-	-	687
Pass	273,254	339,564	211,695	191,086	115,146	339,336	284,710	-	1,754,791
Total commercial and industrial	$280,304	$351,589	$221,324	$201,352	$115,429	$343,162	$296,971	$-	$1,810,131

Construction
Watch	$-	$14,300	$23,547	$28,757	$34,205	$-	$-	$-	$100,809
Special Mention	-	-	-	-	-	13,622	-	-	13,622
Substandard	-	-	-	15,438	10,231	-	-	-	25,669
Pass	130,587	136,045	165,105	13,634	36,500	7,138	-	-	489,009
Total construction	$130,587	$150,345	$188,652	$57,829	$80,936	$20,760	$-	$-	$629,109

Mortgage
Substandard	$-	$4,338	$3,894	$967	$217	$12,680	$-	$-	$22,096
Pass	326,641	266,212	215,071	61,986	6,376	276,948	-	-	1,153,234
Total mortgage	$326,641	$270,550	$218,965	$62,953	$6,593	$289,628	$-	$-	$1,175,330

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular U.S.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$10	$-	$10
Total credit cards	$-	$-	$-	$-	$-	$-	$10	$-	$10

HELOCs
Substandard	$-	$-	$-	$-	$-	$3,006	$-	$935	$3,941
Loss	-	-	-	-	-	207	-	1,258	1,465
Pass	-	-	-	-	-	11,423	38,267	20,195	69,885
Total HELOCs	$-	$-	$-	$-	$-	$14,636	$38,267	$22,388	$75,291

Personal
Substandard	$72	$81	$250	$73	$17	$163	$2	$-	$658
Loss	-	-	4	-	-	19	-	-	23
Pass	75,538	19,411	43,346	7,418	2,802	5,625	124	-	154,264
Total Personal	$75,610	$19,492	$43,600	$7,491	$2,819	$5,807	$126	$-	$154,945

Other consumer
Pass	$-	$-	$-	$-	$-	$-	$4,658	$-	$4,658
Total Other consumer	$-	$-	$-	$-	$-	$-	$4,658	$-	$4,658
Total Popular U.S.	$1,933,575	$1,504,793	$1,258,160	$862,283	$629,989	$1,802,434	$361,553	$22,388	$8,375,175

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch	$8,600	$41,348	$56,229	$20,682	$37,343	$53,238	$-	$-	$217,440
Special mention	-	3,752	9,013	30,244	11,071	31,322	-	-	85,402
Substandard	-	-	68,131	12,748	-	24,901	100	-	105,880
Pass	447,549	263,093	236,138	169,845	48,875	384,192	4,216	-	1,553,908
Total commercial multi-family	$456,149	$308,193	$369,511	$233,519	$97,289	$493,653	$4,316	$-	$1,962,630

Commercial real estate non-owner occupied
Watch	$113,181	$250,961	$67,510	$193,620	$31,010	$359,593	$4,017	$-	$1,019,892
Special Mention	21,448	12,563	10,476	7,025	15,181	39,625	-	-	106,318
Substandard	30,155	28,546	30,605	40,000	14,154	132,730	-	-	276,190
Pass	1,056,754	444,733	245,278	249,431	293,038	903,658	18,098	-	3,210,990
Total commercial real estate non-owner occupied	$1,221,538	$736,803	$353,869	$490,076	$353,383	$1,435,606	$22,115	$-	$4,613,390

Commercial real estate owner occupied
Watch	$8,393	$8,851	$16,797	$15,108	$4,715	$138,848	$4,222	$-	$196,934
Special Mention	5,573	857	7,598	1,427	2,449	105,272	-	-	123,176
Substandard	6,960	1,028	2,794	38,407	1,869	134,129	-	-	185,187
Doubtful	-	-	-	-	76	612	-	-	688
Pass	368,431	245,179	79,298	46,957	58,821	493,114	20,317	-	1,312,117
Total commercial real estate owner occupied	$389,357	$255,915	$106,487	$101,899	$67,930	$871,975	$24,539	$-	$1,818,102

Commercial and industrial
Watch	$190,276	$17,209	$25,828	$113,108	$14,582	$92,306	$112,108	$-	$565,417
Special Mention	9,884	17,139	15,526	28,954	1,071	28,663	68,574	-	169,811
Substandard	2,727	1,188	7,600	36,321	66,939	47,058	38,162	-	199,995
Doubtful	-	-	-	-	-	62	-	-	62
Loss	262	58	108	17	51	191	-	-	687
Pass	1,116,915	674,933	487,052	275,170	187,726	673,205	987,606	-	4,402,607
Total commercial and industrial	$1,320,064	$710,527	$536,114	$453,570	$270,369	$841,485	$1,206,450	$-	$5,338,579

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular, Inc.

Construction
Watch	$-	$14,300	$23,547	$28,757	$34,205	$-	$-	$-	$100,809
Special Mention	-	-	-	-	-	13,622	-	-	13,622
Substandard	-	-	485	15,438	10,231	-	-	-	26,154
Pass	152,183	177,667	166,253	13,634	36,500	7,138	22,260	-	575,635
Total construction	$152,183	$191,967	$190,285	$57,829	$80,936	$20,760	$22,260	$-	$716,220

Mortgage
Substandard	$-	$5,292	$9,106	$6,580	$4,527	$135,370	$-	$-	$160,875
Pass	790,383	570,992	438,535	327,225	201,358	4,937,828	-	-	7,266,321
Total mortgage	$790,383	$576,284	$447,641	$333,805	$205,885	$5,073,198	$-	$-	$7,427,196

Leasing
Substandard	$124	$618	$880	$613	$613	$235	$-	$-	$3,083
Loss	-	-	-	1	16	2	-	-	19
Pass	613,452	328,085	222,770	133,112	62,881	17,917	-	-	1,378,217
Total leasing	$613,576	$328,703	$223,650	$133,726	$63,510	$18,154	$-	$-	$1,381,319

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular, Inc.
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$8,577	$-	$8,577
Pass	-	-	-	-	-	-	911,284	-	911,284
Total credit cards	$-	$-	$-	$-	$-	$-	$919,861	$-	$919,861

HELOCs
Substandard	$-	$-	$-	$-	$-	$3,006	$23	$935	$3,964
Loss	-	-	-	-	-	207	-	1,258	1,465
Pass	-	-	-	-	-	11,423	41,815	20,195	73,433
Total HELOCs	$-	$-	$-	$-	$-	$14,636	$41,838	$22,388	$78,862

Personal
Substandard	$498	$691	$2,355	$939	$953	$15,843	$2	$1,385	$22,666
Loss	30	2	7	-	-	22	-	-	61
Pass	615,142	217,063	270,674	98,759	56,432	125,690	124	36,394	1,420,278
Total Personal	$615,670	$217,756	$273,036	$99,698	$57,385	$141,555	$126	$37,779	$1,443,005

Auto
Substandard	$3,080	$7,520	$9,498	$4,739	$2,210	$1,422	$-	$-	$28,469
Loss	42	11	-	-	-	-	-	-	53
Pass	1,259,800	808,339	637,300	420,293	177,104	80,829	-	-	3,383,665
Total Auto	$1,262,922	$815,870	$646,798	$425,032	$179,314	$82,251	$-	$-	$3,412,187

Other consumer
Substandard	$-	$114	$21	$487	$-	$135	$11,250	$-	$12,007
Loss	-	-	-	579	-	34	-	-	613
Pass	24,845	9,781	9,348	5,610	3,914	947	62,141	-	116,586
Total Other consumer	$24,845	$9,895	$9,369	$6,676	$3,914	$1,116	$73,391	$-	$129,206
Total Popular Inc.	$6,846,687	$4,151,913	$3,156,760	$2,335,830	$1,379,915	$8,994,389	$2,314,896	$60,167	$29,240,557

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Puerto Rico
Commercial:
Commercial multi-family
Watch	$-	$-	$-	$-	$-	$460	$-	$-	$460
Special mention	-	-	-	-	-	4,160	-	-	4,160
Substandard	-	-	-	-	-	400	100	-	500
Pass	5,216	36,433	26,051	2,106	2,563	74,791	-	-	147,160
Total commercial multi-family	$5,216	$36,433	$26,051	$2,106	$2,563	$79,811	$100	$-	$152,280

Commercial real estate non-owner occupied
Watch	$160,960	$73,561	$27,592	$40,654	$33,277	$197,912	$2,100	$-	$536,056
Special Mention	-	26,331	124,560	29,711	19,895	62,839	836	-	264,172
Substandard	43,399	74,303	26,799	4,932	29,974	130,218	95	-	309,720
Pass	88,324	53,385	39,814	60,585	124,643	527,282	3,352	-	897,385
Total commercial real estate non-owner occupied	$292,683	$227,580	$218,765	$135,882	$207,789	$918,251	$6,383	$-	$2,007,333

Commercial real estate owner occupied
Watch	$96,046	$10,319	$14,412	$9,760	$9,584	$146,445	$2,627	$-	$289,193
Special Mention	850	6,638	249	6,571	282	172,078	-	-	186,668
Substandard	1,774	2,181	37,686	1,878	27,094	145,193	-	-	215,806
Doubtful	-	-	-	-	-	1,714	-	-	1,714
Pass	204,840	54,274	31,917	57,854	128,392	417,376	10,861	-	905,514
Total commercial real estate owner occupied	$303,510	$73,412	$84,264	$76,063	$165,352	$882,806	$13,488	$-	$1,598,895
Commercial and industrial
Watch	$131,556	$77,821	$182,776	$40,318	$63,968	$267,856	$243,335	$-	$1,007,630
Special Mention	28,310	10,297	19,220	45,861	910	28,507	86,263	-	219,368
Substandard	32,941	2,180	26,921	26,769	1,824	55,220	49,036	-	194,891
Doubtful	-	67	-	1	-	54	1	-	123
Loss	-	-	-	-	-	-	13	-	13
Pass	1,181,399	492,778	119,709	168,174	105,442	218,716	520,865	-	2,807,083
Total commercial and industrial	$1,374,206	$583,143	$348,626	$281,123	$172,144	$570,353	$899,513	$-	$4,229,108

Construction
Watch	$-	$105	$4,895	$-	$-	$-	$960	$-	$5,960
Substandard	-	-	-	21,497	-	-	-	-	21,497
Pass	15,723	22,408	3,423	63,582	-	-	24,513	-	129,649
Total construction	$15,723	$22,513	$8,318	$85,079	$-	$-	$25,473	$-	$157,106

Mortgage
Substandard	$754	$903	$1,172	$3,129	$4,374	$159,359	$-	$-	$169,691
Pass	263,473	224,390	177,537	212,650	225,824	5,496,578	-	-	6,600,452
Total mortgage	$264,227	$225,293	$178,709	$215,779	$230,198	$5,655,937	$-	$-	$6,770,143

Leasing
Substandard	$200	$822	$748	$913	$617	$136	$-	$-	$3,436
Pass	480,964	315,022	209,340	109,708	63,955	15,236	-	-	1,194,225
Total leasing	$481,164	$315,844	$210,088	$110,621	$64,572	$15,372	$-	$-	$1,197,661

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Puerto Rico
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$12,798	$-	$12,798
Pass	-	-	-	-	-	-	907,137	-	907,137
Total credit cards	$-	$-	$-	$-	$-	$-	$919,935	$-	$919,935

HELOCs
Pass	$-	$-	$-	$-	$-	$540	$3,639	$-	$4,179
Total HELOCs	$-	$-	$-	$-	$-	$540	$3,639	$-	$4,179

Personal
Substandard	$1,288	$4,782	$1,741	$1,022	$971	$18,647	$152	$1,545	$30,148
Pass	323,170	413,973	168,142	99,768	57,319	137,693	2,144	45,390	1,247,599
Total Personal	$324,458	$418,755	$169,883	$100,790	$58,290	$156,340	$2,296	$46,935	$1,277,747

Auto
Substandard	$1,975	$6,029	$3,612	$1,760	$1,369	$990	$-	$-	$15,735
Pass	1,064,082	881,343	628,657	299,677	168,157	74,577	-	-	3,116,493
Total Auto	$1,066,057	$887,372	$632,269	$301,437	$169,526	$75,567	$-	$-	$3,132,228

Other consumer
Substandard	$-	$16	$1,376	$240	$174	$13,075	$-	$-	$14,881
Pass	16,912	15,698	13,158	4,966	2,828	3,785	54,437	-	111,784
Total Other consumer	$16,912	$15,714	$14,534	$5,206	$3,002	$16,860	$54,437	$-	$126,665
Total Puerto Rico	$4,144,156	$2,806,059	$1,891,507	$1,314,086	$1,073,436	$8,371,837	$1,925,264	$46,935	$21,573,280

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular U.S.
Commercial:
Commercial multi-family
Watch	$1,643	$16,787	$39,980	$39,713	$52,989	$61,369	$-	$-	$212,481
Special mention	3,122	30,708	4,380	19,593	37,745	20,463	-	-	116,011
Substandard	-	17,376	21,771	1,755	20,085	6,247	-	-	67,234
Pass	326,008	289,652	163,812	100,555	132,400	332,709	2,849	-	1,347,985
Total commercial multi-family	$330,773	$354,523	$229,943	$161,616	$243,219	$420,788	$2,849	$-	$1,743,711

Commercial real estate non-owner occupied
Watch	$10,057	$23,877	$76,629	$56,112	$49,166	$62,766	$1,055	$-	$279,662
Special Mention	-	4,760	15,304	14,623	70,224	20,028	350	-	125,289
Substandard	771	18,642	36,495	11,007	40,528	28,984	-	-	136,427
Pass	397,686	231,904	224,256	236,008	142,432	214,495	5,651	-	1,452,432
Total commercial real estate non-owner occupied	$408,514	$279,183	$352,684	$317,750	$302,350	$326,273	$7,056	$-	$1,993,810

Commercial real estate owner occupied
Watch	$393	$8,266	$7,941	$4,060	$16,689	$16,108	$4,222	$-	$57,679
Special Mention	-	-	192	-	-	1,467	-	-	1,659
Substandard	-	1,152	2,361	-	1,348	20,305	-	-	25,166
Pass	48,684	47,484	47,451	28,761	18,296	68,739	461	-	259,876
Total commercial real estate owner occupied	$49,077	$56,902	$57,945	$32,821	$36,333	$106,619	$4,683	$-	$344,380
Commercial and industrial
Watch	$16,126	$1,973	$30	$3,621	$1,196	$8,488	$3,972	$-	$35,406
Special Mention	14,056	-	-	1,634	4,807	4,756	1,637	-	26,890
Substandard	2,029	6,568	-	-	-	5,980	2,394	-	16,971
Pass	410,349	196,958	198,249	132,993	123,762	300,846	102,369	-	1,465,526
Total commercial and industrial	$442,560	$205,499	$198,279	$138,248	$129,765	$320,070	$110,372	$-	$1,544,793

Construction
Watch	$8,451	$-	$-	$37,015	$-	$2,065	$-	$-	$47,531
Special Mention	-	-	-	3,089	-	30,083	-	-	33,172
Substandard	-	-	20,655	9,372	7,560	-	-	-	37,587
Pass	79,489	288,865	168,411	99,814	8,392	5,841	-	-	650,812
Total construction	$87,940	$288,865	$189,066	$149,290	$15,952	$37,989	$-	$-	$769,102

Mortgage
Substandard	$29	$-	$1,221	$-	$328	$13,287	$-	$-	$14,865
Pass	356,839	275,289	103,160	9,337	9,530	351,517	-	-	1,105,672
Total mortgage	$356,868	$275,289	$104,381	$9,337	$9,858	$364,804	$-	$-	$1,120,537

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular U.S.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$31	$-	$31
Total credit cards	$-	$-	$-	$-	$-	$-	$31	$-	$31

HELOCs
Substandard	$-	$-	$-	$-	$-	$112	$-	$357	$469
Loss	-	-	-	-	-	156	-	6,867	7,023
Pass	-	-	-	-	-	11,907	39,366	35,806	87,079
Total HELOCs	$-	$-	$-	$-	$-	$12,175	$39,366	$43,030	$94,571

Personal
Substandard	$83	$784	$165	$74	$18	$6	$-	$-	$1,130
Loss	-	17	63	12	6	244	2	-	344
Pass	40,539	109,606	27,693	9,623	1,855	8,256	192	-	197,764
Total Personal	$40,622	$110,407	$27,921	$9,709	$1,879	$8,506	$194	$-	$199,238

Other consumer
Substandard	$-	$-	$-	$-	$-	$-	$20	$-	$20
Pass	-	-	-	-	-	-	1,723	-	1,723
Total Other consumer	$-	$-	$-	$-	$-	$-	$1,743	$-	$1,743
Total Popular U.S.	$1,716,354	$1,570,668	$1,160,219	$818,771	$739,356	$1,597,224	$166,294	$43,030	$7,811,916

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch	$1,643	$16,787	$39,980	$39,713	$52,989	$61,829	$-	$-	$212,941
Special mention	3,122	30,708	4,380	19,593	37,745	24,623	-	-	120,171
Substandard	-	17,376	21,771	1,755	20,085	6,647	100	-	67,734
Pass	331,224	326,085	189,863	102,661	134,963	407,500	2,849	-	1,495,145
Total commercial multi-family	$335,989	$390,956	$255,994	$163,722	$245,782	$500,599	$2,949	$-	$1,895,991

Commercial real estate non-owner occupied
Watch	$171,017	$97,438	$104,221	$96,766	$82,443	$260,678	$3,155	$-	$815,718
Special Mention	-	31,091	139,864	44,334	90,119	82,867	1,186	-	389,461
Substandard	44,170	92,945	63,294	15,939	70,502	159,202	95	-	446,147
Pass	486,010	285,289	264,070	296,593	267,075	741,777	9,003	-	2,349,817
Total commercial real estate non-owner occupied	$701,197	$506,763	$571,449	$453,632	$510,139	$1,244,524	$13,439	$-	$4,001,143

Commercial real estate owner occupied
Watch	$96,439	$18,585	$22,353	$13,820	$26,273	$162,553	$6,849	$-	$346,872
Special Mention	850	6,638	441	6,571	282	173,545	-	-	188,327
Substandard	1,774	3,333	40,047	1,878	28,442	165,498	-	-	240,972
Doubtful	-	-	-	-	-	1,714	-	-	1,714
Pass	253,524	101,758	79,368	86,615	146,688	486,115	11,322	-	1,165,390
Total commercial real estate owner occupied	$352,587	$130,314	$142,209	$108,884	$201,685	$989,425	$18,171	$-	$1,943,275

Commercial and industrial
Watch	$147,682	$79,794	$182,806	$43,939	$65,164	$276,344	$247,307	$-	$1,043,036
Special Mention	42,366	10,297	19,220	47,495	5,717	33,263	87,900	-	246,258
Substandard	34,970	8,748	26,921	26,769	1,824	61,200	51,430	-	211,862
Doubtful	-	67	-	1	-	54	1	-	123
Loss	-	-	-	-	-	-	13	-	13
Pass	1,591,748	689,736	317,958	301,167	229,204	519,562	623,234	-	4,272,609
Total commercial and industrial	$1,816,766	$788,642	$546,905	$419,371	$301,909	$890,423	$1,009,885	$-	$5,773,901

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.

Construction
Watch	$8,451	$105	$4,895	$37,015	$-	$2,065	$960	$-	$53,491
Special Mention	-	-	-	3,089	-	30,083	-	-	33,172
Substandard	-	-	20,655	30,869	7,560	-	-	-	59,084
Pass	95,212	311,273	171,834	163,396	8,392	5,841	24,513	-	780,461
Total construction	$103,663	$311,378	$197,384	$234,369	$15,952	$37,989	$25,473	$-	$926,208

Mortgage
Substandard	$783	$903	$2,393	$3,129	$4,702	$172,646	$-	$-	$184,556
Pass	620,312	499,679	280,697	221,987	235,354	5,848,095	-	-	7,706,124
Total mortgage	$621,095	$500,582	$283,090	$225,116	$240,056	$6,020,741	$-	$-	$7,890,680

Leasing
Substandard	$200	$822	$748	$913	$617	$136	$-	$-	$3,436
Pass	480,964	315,022	209,340	109,708	63,955	15,236	-	-	1,194,225
Total leasing	$481,164	$315,844	$210,088	$110,621	$64,572	$15,372	$-	$-	$1,197,661

December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior Years			Total
Popular, Inc.
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$12,798	$-	$12,798
Pass	-	-	-	-	-	-	907,168	-	907,168
Total credit cards	$-	$-	$-	$-	$-	$-	$919,966	$-	$919,966

HELOCs
Substandard	$-	$-	$-	$-	$-	$112	$-	$357	$469
Loss	-	-	-	-	-	156	-	6,867	7,023
Pass	-	-	-	-	-	12,447	43,005	35,806	91,258
Total HELOCs	$-	$-	$-	$-	$-	$12,715	$43,005	$43,030	$98,750

Personal
Substandard	$1,371	$5,566	$1,906	$1,096	$989	$18,653	$152	$1,545	$31,278
Loss	-	17	63	12	6	244	2	-	344
Pass	363,709	523,579	195,835	109,391	59,174	145,949	2,336	45,390	1,445,363
Total Personal	$365,080	$529,162	$197,804	$110,499	$60,169	$164,846	$2,490	$46,935	$1,476,985

Auto
Substandard	$1,975	$6,029	$3,612	$1,760	$1,369	$990	$-	$-	$15,735
Pass	1,064,082	881,343	628,657	299,677	168,157	74,577	-	-	3,116,493
Total Auto	$1,066,057	$887,372	$632,269	$301,437	$169,526	$75,567	$-	$-	$3,132,228

Other consumer
Substandard	$-	$16	$1,376	$240	$174	$13,075	$20	$-	$14,901
Pass	16,912	15,698	13,158	4,966	2,828	3,785	56,160	-	113,507
Total Other consumer	$16,912	$15,714	$14,534	$5,206	$3,002	$16,860	$56,180	$-	$128,408
Total Popular Inc.	$5,860,510	$4,376,727	$3,051,726	$2,132,857	$1,812,792	$9,969,061	$2,091,558	$89,965	$29,385,196

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

The following table presents the components of mortgage banking activities:

	Years ended December 31,
(In thousands)	2021	2020	2019
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$38,105	$43,234	$46,952
Mortgage servicing rights fair value adjustments	(10,206)	(42,055)	(27,430)
Total mortgage servicing fees, net of fair value adjustments	27,899	1,179	19,522
Net gain on sale of loans, including valuation on loans held for sale	21,684	31,215	18,817
Trading account profit (loss):
Realized gains (losses) on closed derivative positions	1,323	(10,586)	(6,246)
Total trading account profit (loss)	1,323	(10,586)	(6,246)
Losses on repurchased loans, including interest advances [1]	(773)	(11,407)	-
Total mortgage banking activities	$50,133	$10,401	$32,093
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

No liabilities were incurred as a result of these securitizations during the years ended December 31, 2021 and 2020 because they did not contain any credit recourse arrangements. The Corporation recorded a net gain of $18.4 million and $27.3 million, respectively, during the years ended December 31, 2021 and 2020 related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the years ended December 31, 2021 and 2020:

	Proceeds Obtained During the Year Ended December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Initial fair value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$380,228	$-	$380,228
Mortgage-backed securities - FNMA	-	329,617	-	329,617
Mortgage-backed securities - FHLMC	-	22,688	-	22,688
Total trading account debt securities	$-	$732,533	$-	$732,533
Mortgage servicing rights	$-	$-	$11,314	$11,314
Total	$-	$732,533	$11,314	$743,847

	Proceeds Obtained During the Year Ended December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Initial fair value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$332,207	$-	$332,207
Mortgage-backed securities - FNMA	-	175,864	-	175,864
Total trading account debt securities	$-	$508,071	$-	$508,071
Mortgage servicing rights	$-	$-	$7,236	$7,236
Total	$-	$508,071	$7,236	$515,307

During the year ended December 31, 2021, the Corporation retained servicing rights on whole loan sales involving approximately $144 million in principal balance outstanding (2020 - $147 million), with net realized gains of approximately $3.2 million (2020 - $3.9 million). All loan sales performed during the years ended December 31, 2021 and 2020 were without credit recourse agreements.

The Corporation recognizes as assets the rights to service loans for others, whether these rights are purchased or result from asset transfers such as sales and securitizations. These mortgage servicing rights (“MSRs”) are measured at fair value.

The Corporation uses a discounted cash flow model to estimate the fair value of MSRs. The discounted cash flow model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Prepayment speeds are adjusted for the loans’ characteristics and portfolio behavior.

The following table presents the changes in MSRs measured using the fair value method for the years ended December 31, 2021 and 2020.

Residential MSRs
(In thousands)	December 31, 2021	December 31, 2020
Fair value at beginning of period	$118,395	$150,906
Additions	13,391	9,544
Changes due to payments on loans [1]	(15,383)	(11,692)
Reduction due to loan repurchases	(1,233)	(11,060)
Changes in fair value due to changes in valuation model inputs or assumptions	6,410	(19,327)
Other	(10)	24
Fair value at end of period [2]	$121,570	$118,395
[1] Represents changes due to collection / realization of expected cash flows over time.
[2] At December 31, 2021, PB had MSRs amounting to $1.6 million (December 31, 2020 - $0.7 million).

Residential mortgage loans serviced for others were $12.1 billion at December 31, 2021 (2020 - $12.9 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. These servicing fees are credited to income when they are collected. At December 31, 2021, those weighted average mortgage servicing fees were 0.30% (2020 – 0.31%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased. Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the years ended December 31, 2021 and 2020 were as follows:
	Years ended
	December 31, 2021		December 31, 2020
	BPPR	PB	BPPR	PB
Prepayment speed	6.8%	19.0%	7.6%	21.9%
Weighted average life (in years)	8.3	20.9	8.7	3.6
Discount rate (annual rate)	10.5%	10.7%	10.9%	10.5%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
	December 31,	December 31,	December 31,	December 31,
(In thousands)	2021	2020	2021	2020
Fair value of servicing rights	$40,058	$44,129	$81,512	$74,266
Weighted average life (in years)	7.1	6.2	7.5	5.9
Weighted average prepayment speed (annual rate)	7.7%	6.6%	7.6%	7.1%
Impact on fair value of 10% adverse change	$(1,500)	$(1,115)	$(1,486)	$(2,206)
Impact on fair value of 20% adverse change	$(2,359)	$(2,194)	$(3,495)	$(4,312)
Weighted average discount rate (annual rate)	11.2%	11.3%	11.0%	11.1%
Impact on fair value of 10% adverse change	$(2,079)	$(1,640)	$(2,731)	$(2,740)
Impact on fair value of 20% adverse change	$(3,452)	$(3,175)	$(5,832)	$(5,301)

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

At December 31, 2021, the Corporation serviced $0.7 billion (2020 - $0.9 billion) in residential mortgage loans with credit recourse to the Corporation, from which $26 million was 60 days or more past due (2020 - $52 million). Also refer to Note 23 for information on changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At December 31, 2021, the Corporation had recorded $13 million in mortgage loans on its Consolidated Statements of Financial Condition related to this buy-back option program (2020 - $57 million). Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative. As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation.

During the year ended December 31, 2021, the Corporation repurchased approximately $94 million of mortgage loans from its GNMA servicing portfolio (2020 - $862 million). The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. The risk associated with the loans is reduced due to their guaranteed nature. The Corporation may place these loans under COVID-19 modification programs offered by FHA, VA or United States Department of Agriculture (USDA) or other loss mitigation programs offered by the Corporation, and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 12 - Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

(In thousands)	Useful life in years	2021	2020
Premises and equipment:
Land		$94,246	$109,780
Buildings	10-50	468,293	512,131
Equipment	2-10	374,192	350,014
Leasehold improvements	3-10	87,406	87,289
		929,891	949,434
Less - Accumulated depreciation and amortization		559,234	574,835
Subtotal		370,657	374,599
Construction in progress		29,337	25,862
Premises and equipment, net		$494,240	$510,241

Depreciation and amortization of premises and equipment for the year 2021 was $55.1 million (2020 -$58.4 million; 2019 - $58.1 million), of which $25.2 million (2020 - $27.2 million; 2019 - $27.3 million) was charged to occupancy expense and $29.8 million (2020 - $31.2 million; 2019 - $30.8 million) was charged to equipment, communications and other operating expenses. Occupancy expense of premises and equipment is net of rental income of $13.4 million (2020 - $15.5 million; 2019 - $19.3 million). For information related to the amortization expense of finance leases, refer to Note 33 - Leases.

Note 13 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the years ended December 31, 2021, 2020 and 2019.

	For the year ended December 31, 2021
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$13,214	$69,932	$83,146
Write-downs in value	(1,058)	(2,161)	(3,219)
Additions	9,746	55,898	65,644
Sales	(7,282)	(52,666)	(59,948)
Other adjustments	397	(943)	(546)
Ending balance	$15,017	$70,060	$85,077

	For the year ended December 31, 2020
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$16,959	$105,113	$122,072
Write-downs in value	(1,564)	(3,060)	(4,624)
Additions	2,223	17,785	20,008
Sales	(4,359)	(49,797)	(54,156)
Other adjustments	(45)	(109)	(154)
Ending balance	$13,214	$69,932	$83,146

	For the year ended December 31, 2019
	OREO	OREO
(In thousands)	Commercial/ Construction	Mortgage	Total
Balance at beginning of period	$21,794	$114,911	$136,705
Write-downs in value	(1,584)	(4,541)	(6,125)
Additions	6,801	62,630	69,431
Sales	(9,892)	(67,137)	(77,029)
Other adjustments	(160)	(750)	(910)
Ending balance	$16,959	$105,113	$122,072

Note 14 − Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	December 31, 2021	December 31, 2020
Net deferred tax assets (net of valuation allowance)	$657,597	$851,592
Investments under the equity method	298,988	250,467
Prepaid taxes	37,924	32,615
Other prepaid expenses	79,845	74,572
Derivative assets	26,093	20,785
Trades receivable from brokers and counterparties	65,460	65,429
Principal, interest and escrow servicing advances	53,942	65,671
Guaranteed mortgage loan claims receivable	98,001	80,477
Operating ROU assets (Note 33)	141,748	131,921
Finance ROU assets (Note 33)	13,459	15,464
Others	155,514	148,048
Total other assets	$1,628,571	$1,737,041

The Corporation enters in the ordinary course of business into technology hosting arrangements that are service contracts. These arrangements can include capitalizable implementation costs that are amortized during the term of the hosting arrangement. The Corporation recognizes capitalizable implementation costs related to hosting arrangements that are service contracts within Others in the table above. As of December 31, 2021, the total capitalized implementation costs amounted to $18.4 million with an accumulated amortization of $8.8 million for a net value of $9.6 million, compared to total capitalized implementation costs amounting to $17.4 million with an accumulated amortization of $4.9 million for a net value of $12.5 million as of December 31, 2020. Total amortization expense for all capitalized implementation costs of hosting arrangements that are service contracts for the year ended December 31, 2021 was $3.9 million (December 31, 2020 - $2.2 million).

Note 15 – Goodwill and other intangible assets

The changes in the carrying amount of goodwill for the year ended December 31, 2021, allocated by reportable segments, were as follows (refer to Note 37 for the definition of the Corporation’s reportable segments):

2021

	Balance at	Goodwill on	Balance at
(In thousands)	January 1, 2021	acquisition	December 31,2021
Banco Popular de Puerto Rico	$320,248	$-	$320,248
Popular U.S.	350,874	49,171	400,045
Total Popular, Inc.	$671,122	$49,171	$720,293

The goodwill recognized during the year ended December 31, 2021 in the reportable segment of Popular U.S. of $49 million was related to the K2 Transaction. Refer to Note 4, Business combination, for additional information related to the K2 Transaction, including the goodwill and other intangible assets recognized.

There were no changes in the carrying amount of goodwill for the year ended December 31, 2020.

At December 31, 2021, the Corporation had $0.7 million of identifiable intangible assets with indefinite useful lives, compared to $6.1 million at December 31, 2020, due to the recognition of an impairment loss of $5.4 million associated with a trademark.

The following table reflects the components of other intangible assets subject to amortization:

	Gross		Net
	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Value
December 31, 2021
Core deposits	$12,810	$8,754	$4,056
Other customer relationships	14,286	2,883	11,403
Total other intangible assets	$27,096	$11,637	$15,459
December 31, 2020
Core deposits	$12,810	$7,473	$5,337
Other customer relationships	26,397	15,684	10,713
Trademark	488	236	252
Total other intangible assets	$39,695	$23,393	$16,302

During the year ended December 31, 2021, $15.0 million in other customer relationships became fully amortized and thus were removed from the Corporation’s intangibles assets, from which $14.2 million were recognized as part of the purchase of the American Airlines co-branded credit card portfolio during 2011.

During the year ended December 31, 2021, the Corporation recognized $ 9.1 million in amortization expense related to other intangible assets with definite useful lives, which includes the previously mentioned $5.4 million impairment loss (2020 - $ 6.4 million; 2019 - $9.4 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Year 2022	$3,299
Year 2023	3,179
Year 2024	2,938
Year 2025	1,750
Year 2026	1,416
Later years	2,877

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

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments.

December 31, 2021
	Balance at		Balance at
	December 31,	Accumulated	December 31,
	2021	impairment	2021
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248
Popular U.S.	564,456	164,411	400,045
Total Popular, Inc.	$888,505	$168,212	$720,293

December 31, 2020
	Balance at		Balance at
	December 31,	Accumulated	December 31,
	2020	impairment	2020
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248
Popular U.S.	515,285	164,411	350,874
Total Popular, Inc.	$839,334	$168,212	$671,122

Note 16 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:
(In thousands)	December 31, 2021	December 31, 2020
Savings accounts	$15,871,998	$14,031,736
NOW, money market and other interest bearing demand deposits	28,736,459	22,398,057
Total savings, NOW, money market and other interest bearing demand deposits	44,608,457	36,429,793
Certificates of deposit:
Under $250,000	4,086,059	4,524,794
$250,000 and over	2,626,090	2,783,054
Total certificates of deposit	6,712,149	7,307,848
Total interest bearing deposits	$51,320,606	$43,737,641

A summary of certificates of deposits by maturity at December 31, 2021 follows:

(In thousands)
2022	$4,043,357
2023	864,315
2024	681,201
2025	511,710
2026	534,030
2027 and thereafter	77,536
Total certificates of deposit	$6,712,149

At December 31, 2021, the Corporation had brokered deposits amounting to $ 0.8 billion (December 31, 2020 - $ 0.8 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $6 million at December 31, 2021 (December 31, 2020 - $3 million)

At December 31, 2021, public sector deposits amounted to $20.3 billion. A significant portion of Puerto Rico public sector deposits are expected to be used by Puerto Rico pursuant to the Plan of Adjustment for Puerto Rico confirmed by the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) Title III Court, which is expected to become effective on or about March 15, 2022. However, the receipt by the P.R. Government of additional COVID-19 and hurricane recovery related Federal assistance, and seasonal tax collections, could increase public deposit balances at BPPR in the near term. The rate at which public deposit balances will decline is uncertain and difficult to predict. The amount and timing of any such reduction is likely to be impacted by, for example, the implementation of PROMESA and the speed at which COVID-19 federal assistance is distributed.

Note 17 – Borrowings

Assets sold under agreements to repurchase

Assets sold under agreements to repurchase amounted to $92 million at December 31, 2021 and $121 million December 31, 2020.

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

Repurchase agreements accounted for as secured borrowings
	December 31, 2021		December 31, 2020
		Repurchase liability		Repurchase liability
	Repurchase	weighted average	Repurchase	weighted average
(Dollars in thousands)	liability	interest rate	liability	interest rate
U.S. Treasury securities
Within 30 days	$19,538	0.30%	$67,157	1.16%
After 30 to 90 days	30,295	0.21	39,318	1.20
After 90 days	29,036	0.29	9,979	0.33
Total U.S. Treasury securities	78,869	0.26	116,454	1.10
Mortgage-backed securities
Within 30 days	11,733	0.26	3,778	0.28
After 30 to 90 days	-	-	268	1.50
After 90 days	722	0.16	-	-
Total mortgage-backed securities	12,455	0.26	4,046	0.36
Collateralized mortgage obligations
Within 30 days	279	0.25	803	0.24
Total collateralized mortgage obligations	279	0.25	803	0.24
Total	$91,603	0.26%	$121,303	1.07%

Repurchase agreements in this portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

(Dollars in thousands)	2021	2020
Maximum aggregate balance outstanding at any month-end	$92,101	$195,498
Average monthly aggregate balance outstanding	$91,394	$143,718
Weighted average interest rate:
For the year	0.35%	1.63%
At December 31	0.26%	1.11%

Other short-term borrowings

At December 31, 2021, other short-term borrowings consisted of $75 million in FHLB Advances. There were no other short-term borrowings outstanding at December 31, 2020. The following table presents additional information related to the Corporation’s other short-term borrowings for the years ended December 31, 2021 and December 31, 2020.

(Dollars in thousands)	2021	2020
Maximum aggregate balance outstanding at any month-end	$75,000	$100,000
Average monthly aggregate balance outstanding	$343	$21,557
Weighted average interest rate:
For the year	0.35%	0.56%
At December 31	0.35%	0.73%

Notes Payable

The following table presents the composition of notes payable at December 31, 2021 and December 31, 2020.

(In thousands)	December 31, 2021	December 31, 2020
Advances with the FHLB with maturities ranging from 2022 through 2029 paying interest at monthly fixed rates ranging from 0.39% to 3.18% (2020 - 0.39% to 4.19%)	$492,429	$542,469
Advances with the FRB maturing on 2022 paying interest at annual fixed rate of 0.35%[1]	-	1,009
Unsecured senior debt securities maturing on 2023 paying interest semiannually at a fixed rate of 6.125%, net of debt issuance costs of $2,158 (2020 - $3,426)	297,842	296,574
Junior subordinated deferrable interest debentures (related to trust preferred securities) maturing on 2034 with fixed interest rates ranging from 6.125% to 6.564% (2020 - 6.125% to 6.70%), net of debt issuance costs of $342 (2020 - $369)	198,292	384,929
Total notes payable	$988,563	$1,224,981
[1] During the second quarter of 2021, the Paycheck Protection Program Liquidity Facility advance was prepaid.

Notes payable included junior subordinated debentures issued by the Corporation that were associated to capital issued by the Popular Capital Trust I. On November 1, 2021, the Corporation redeemed all outstanding 6.70% Cumulative Monthly Income Trust Preferred Securities (the “Capital Securities”) issued by the Popular Capital Trust I (liquidation amount of $25 per security and amounting to approximately $187 million (or approximately $181 million after excluding Popular’s participation in the Trust of approximately $6 million) in the aggregate). The redemption price for the Capital Securities was equal to $25 per security plus accrued and unpaid distributions up to and excluding the redemption date in the amount of $0.139583 per security, for a total payment per security in the amount of $25.139583. Upon redemption, Popular delisted the Capital Securities of Popular Capital Trust I (NASDAQ: BPOPN) from the Nasdaq Global Select Market.

A breakdown of borrowings by contractual maturities at December 31, 2021 is included in the table below.

	Assets sold under	Short-term
(In thousands)	agreements to repurchase	borrowings	Notes payable	Total
2022	$91,603	75,000	$103,148	$269,751
2023	-	-	341,103	341,103
2024	-	-	91,943	91,943
2025	-	-	139,920	139,920
2026	-	-	74,500	74,500
Later years	-	-	237,949	237,949
Total borrowings	$91,603	75,000	$988,563	$1,155,166

At December 31, 2021 and 2020, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $3.0 billion, of which $0.6 billion and $0.5 billion, respectively, were used. In addition, at December 31, 2021 and 2020, the Corporation had placed $1.2 billion and $0.9 billion, respectively, of the available FHLB credit facility as collateral for municipal letters of credit to secure deposits. The FHLB borrowing facilities are collateralized with loans held-in-portfolio, and do not have restrictive covenants or callable features.

Also, at December 31, 2021, the Corporation has a borrowing facility at the discount window of the Federal Reserve Bank of New York amounting to $1.3 billion (2020 - $1.4 billion), which remained unused at December 31, 2021 and December 31, 2020.

Note 18 – Trust preferred securities

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

As disclosed in Note 17, on November 1, 2021, the Corporation redeemed all outstanding trust preferred securities issued by the Popular Capital Trust I amounting to approximately $187 million (or approximately $181 million after excluding the Corporation’s participation in the Trust of approximately $6 million) in the aggregate.

The following tables presents financial data pertaining to the different trusts at December 31, 2021 and 2020.

(Dollars in thousands)	December 31, 2021
	Popular
	North America	Popular
Issuer	Capital Trust I	Capital Trust Il
Capital securities	$91,651	$101,023
Distribution rate	6.564%	6.125%
Common securities	$2,835	$3,125
Junior subordinated debentures aggregate liquidation amount	$94,486	$104,148
Stated maturity date	September 2034	December 2034
Reference notes	[1],[3],[5]	[2],[4],[5]

[1] Statutory business trust that is wholly-owned by PNA and indirectly wholly-owned by the Corporation.

[2] Statutory business trust that is wholly-owned by the Corporation.

[3] The obligation of PNA under the junior subordinated debenture and its guarantees of the capital securities under the trust is fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the guarantee agreement.

[4] These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the guarantee agreement.

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

(Dollars in thousands)	December 31, 2020
		Popular
	Popular	North America	Popular
Issuer	Capital Trust I	Capital Trust I	Capital Trust Il
Capital securities	$181,063	$91,651	$101,023
Distribution rate	6.700%	6.564%	6.125%
Common securities	$5,601	$2,835	$3,125
Junior subordinated debentures aggregate liquidation amount	$186,664	$94,486	$104,148
Stated maturity date	November 2033	September 2034	December 2034
Reference notes	[2],[4],[5]	[1],[3],[5]	[2],[4],[5]

[1] Statutory business trust that is wholly-owned by PNA and indirectly wholly-owned by the Corporation.

[2] Statutory business trust that is wholly-owned by the Corporation.

[3] The obligation of PNA under the junior subordinated debenture and its guarantees of the capital securities under the trust is fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the guarantee agreement.

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

At December 31, 2021, the Corporation’s $193 million in trust preferred securities outstanding do not qualify for Tier 1 capital treatment, but instead qualify for Tier 2 capital treatment compared to $374 million at December 31, 2020.

Note 19 − Other liabilities

The caption of other liabilities in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	December 31, 2021	December 31, 2020
Accrued expenses	$308,594	$235,449
Accrued interest payable	33,227	38,622
Accounts payable	91,804	69,784
Dividends payable	35,937	33,701
Trades payable	13,789	720,212
Liability for GNMA loans sold with an option to repurchase	12,806	57,189
Reserves for loan indemnifications	12,639	24,781
Reserve for operational losses	43,886	41,452
Operating lease liabilities (Note 33)	154,114	152,588
Finance lease liabilities (Note 33)	19,719	22,572
Pension benefit obligation	8,778	35,568
Postretirement benefit obligation	161,988	179,211
Others	70,967	73,560
Total other liabilities	$968,248	$1,684,689

Note 20 – Stockholders’ equity

The Corporation’s common stock ranks junior to all series of preferred stock as to dividend rights and / or as to rights on liquidation, dissolution or winding up of the Corporation. Dividends on preferred stock are payable if declared. The Corporation’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the Corporation fails to pay or set aside full dividends on the preferred stock for the latest dividend period. The ability of the Corporation to pay dividends in the future is limited by regulatory requirements, legal availability of funds, recent and projected financial results, capital levels and liquidity of the Corporation, general business conditions and other factors deemed relevant by the Corporation’s Board of Directors.

The Corporation’s common stock trades on the NASDAQ Stock Market LLC (the “NASDAQ”) under the symbol BPOP. The 2003 Series A Preferred Stock are not listed on NASDAQ.

Preferred stocks

The Corporation has 30,000,000 shares of authorized preferred stock that may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. The Corporation’s shares of preferred stock at December 31, 2021 consisted of:

• 6.375% non-cumulative monthly income preferred stock, 2003 Series A, no par value, liquidation preference value of $25 per share. Holders on record of the 2003 Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Corporation or an authorized committee thereof, out of funds legally available, non-cumulative cash dividends at the annual rate per share of 6.375% of their liquidation preference value, or $0.1328125 per share per month. These shares of preferred stock are perpetual, nonconvertible, have no preferential rights to purchase any securities of the Corporation and are redeemable solely at the option of the Corporation with the consent of the Board of Governors of the Federal Reserve System. The redemption price per share is $25.00. The shares of 2003 Series A Preferred Stock have no voting rights, except for certain rights in instances when the Corporation does not pay dividends for a defined period. These shares are not subject to any sinking fund requirement. Cash dividends declared and paid on the 2003 Series A Preferred Stock amounted to $1.4 million for the years ended December 31, 2021, 2020 and 2019. Outstanding shares of 2003 Series A Preferred Stock amounted to 885,726 at December 31, 2021, 2020 and 2019.

On February 24, 2020, the Corporation redeemed all the outstanding shares of the 2008 Series B Preferred Stock. The redemption price of the 2008 Series B Preferred Stock was $25.00 per share, plus $0.1375 (representing the amount of accrued and unpaid dividends for the current monthly dividend period to the redemption date), for a total payment per share in the amount of $25.1375.

At December 31, 2019 the Corporation had 1,120,665 outstanding shares of 2008 Series B Preferred Stock, described as follows:

• 8.25% non-cumulative monthly income preferred stock, 2008 Series B, no par value, liquidation preference value of $25 per share. The shares of 2008 Series B Preferred Stock were issued in May 2008. Holders of record of the 2008 Series B Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Corporation or an authorized committee thereof, out of funds legally available, non-cumulative cash dividends at the annual rate per share of 8.25% of their liquidation preferences, or $0.171875 per share per month. These shares of preferred stock are perpetual, nonconvertible, have no preferential rights to purchase any securities of the Corporation and are redeemable solely at the option of the Corporation with the consent of the Board of Governors of the Federal Reserve System beginning on May 28, 2013. Cash dividends declared and paid on the 2008 Series B Preferred Stock amounted to $ 2.3 million for the year ended December 31, 2019.

Common stocks

Dividends

During the year 2021, cash dividends of $1.75 (2020 - $1.60; 2019 - $1.20) per common share outstanding were declared amounting to $142.3 million (2020 - $136.6 million; 2019 - $116.0 million) of which $35.9 million were payable to shareholders of common stock at December 31, 2021 (2020 - $33.7 million; 2019 - $29.0 million). The quarterly dividend of $0.45 per share declared to shareholders of record as of the close of business on December 7, 2021, was paid on January 3, 2022. On January 12, 2022, the Corporation announced as part of its capital plan for 2022, an increase in its quarterly common stock dividend from $0.45 to $0.55 per share, beginning in the second quarter of 2022, subject to approval by its Board of Directors. On February 23, 2022, the

Corporation’s Board of Directors approved a quarterly cash dividend of $0.55 per share on its outstanding common stock, payable on April 1, 2022 to shareholders of record at the close of business on March 15, 2022.

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

Statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $786 million at December 31, 2021 (2020 - $708 million; 2019 - $659 million). During 2021, $78 million was transferred to the statutory reserve account (2020 - $49 million, 2019 - $60 million). BPPR was in compliance with the statutory reserve requirement in 2021, 2020 and 2019.

Note 21 – Regulatory capital requirements

The Corporation, BPPR and PB are subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can lead to certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Popular, Inc., BPPR and PB are subject to Basel III capital requirements, including minimum and well capitalized regulatory capital ratios and compliance with the standardized approach for determining risk-weighted assets.

The Basel III Capital Rules established a Common Equity Tier I (“CET1”) capital measure and related regulatory capital ratio CET1 to risk-weighted assets.

The Basel III Capital Rules provide that a depository institution will be deemed to be well capitalized if it maintained a leverage ratio of at least 5%, a CET1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that at December 31, 2021 and 2020, the Corporation exceeded all capital adequacy requirements to which it is subject.

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

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to neutralize the regulatory capital effects of participating in the program. Specifically, the agencies have clarified that banking organizations, including the Corporation and its Bank subsidiaries, are permitted to assign a zero percent risk weight to PPP loans for purposes of determining risk-weighted assets and risk-based capital ratios. Additionally, in order to facilitate use of the Paycheck Protection Program Liquidity Facility (the “PPPL Facility”), which provides Federal Reserve Bank loans to eligible financial institutions such as the Corporation’s Bank subsidiaries to fund PPP loans, the agencies further clarified that, for purposes of determining leverage ratios, a banking organization is permitted to exclude from total average assets PPP loans that have been pledged as collateral for a PPPL Facility. As of December 31, 2021, the Corporation has $353 million in PPP loans and no loans were pledged as collateral for PPPL Facilities.

At December 31, 2021 and 2020, BPPR and PB were well-capitalized under the regulatory framework for prompt corrective action.

The following tables present the Corporation’s risk-based capital and leverage ratios at December 31, 2021 and 2020 under the Basel III regulatory guidance.

	Actual		Capital adequacy minimum requirement (including conservation capital buffer) [1]
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
	2021
Total Capital (to Risk-Weighted Assets):
Corporation	$6,084,105	19.35%	$3,301,329	10.500%
BPPR	4,281,930	18.92	2,376,184	10.500
PB	1,361,911	16.78	852,032	10.500

Common Equity Tier I Capital (to Risk-Weighted Assets):
Corporation	$5,476,031	17.42%	$2,200,886	7.000%
BPPR	3,998,102	17.67	1,584,123	7.000
PB	1,309,398	16.14	568,021	7.000

Tier I Capital (to Risk-Weighted Assets):
Corporation	$5,498,174	17.49%	$2,672,504	8.500%
BPPR	3,998,102	17.67	1,923,577	8.500
PB	1,309,398	16.14	689,740	8.500

Tier I Capital (to Average Assets):
Corporation	$5,498,174	7.41%	$2,969,535	4%
BPPR	3,998,102	6.24	2,561,003	4
PB	1,309,398	13.44	389,736	4

[1] The conservation capital buffer included for these ratios is 2.5%, except for the Tier I to Average Asset ratio for which the buffer is not applicable and therefore the capital adequacy minimum of 4% is presented.

	Actual		Capital adequacy minimum requirement (including conservation capital buffer)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
	2020
Total Capital (to Risk-Weighted Assets):
Corporation	$5,773,919	18.81%	$3,223,720	10.500%
BPPR	4,226,887	18.58	2,388,394	10.500
PB	1,283,332	17.34	776,975	10.500

Common Equity Tier I Capital (to Risk-Weighted Assets):
Corporation	$4,992,096	16.26%	$2,149,146	7.000%
BPPR	3,940,385	17.32	1,592,262	7.000
PB	1,190,758	16.09	517,983	7.000

Tier I Capital (to Risk-Weighted Assets):
Corporation	$5,014,239	16.33%	$2,609,678	8.500%
BPPR	3,940,385	17.32	1,933,461	8.500
PB	1,190,758	16.09	628,980	8.500

Tier I Capital (to Average Assets):
Corporation	$5,014,239	7.80%	$2,572,201	4%
BPPR	3,940,385	7.26	2,169,835	4
PB	1,190,758	12.35	385,685	4

The following table presents the minimum amounts and ratios for the Corporation’s banks to be categorized as well-capitalized.

	2021		2020
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
BPPR	$2,263,032	10%	$2,274,660	10%
PB	811,459	10	739,976	10

Common Equity Tier I Capital (to Risk-Weighted Assets):
BPPR	$1,470,971	6.5%	$1,478,529	6.5%
PB	527,448	6.5	480,985	6.5

Tier I Capital (to Risk-Weighted Assets):
BPPR	$1,810,426	8%	$1,819,728	8%
PB	649,167	8	591,981	8

Tier I Capital (to Average Assets):
BPPR	$3,201,254	5%	$2,712,294	5%
PB	487,171	5	482,106	5

Note 22 – Other comprehensive (loss) income

The following table presents changes in accumulated other comprehensive (loss) income by component for the years ended December 31, 2021, 2020 and 2019.
	Changes in Accumulated Other Comprehensive (Loss) Income by Component [1]
		Years ended December 31,
(In thousands)		2021	2020	2019
Foreign currency translation	Beginning Balance	$(71,254)	$(56,783)	$(49,936)
	Other comprehensive income (loss)	3,947	(14,471)	(6,847)
	Net change	3,947	(14,471)	(6,847)
	Ending balance	$(67,307)	$(71,254)	$(56,783)
Adjustment of pension and postretirement benefit plans	Beginning Balance	$(195,056)	$(202,816)	$(203,836)
	Other comprehensive income (loss) before reclassifications	23,094	(5,645)	(13,671)
	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	12,968	13,405	14,691
	Net change	36,062	7,760	1,020
	Ending balance	$(158,994)	$(195,056)	$(202,816)
Unrealized net holding (losses) gains on debt securities	Beginning Balance	$460,900	$92,155	$(173,811)
	Other comprehensive (loss) income before reclassifications	(557,002)	368,780	265,950
	Amounts reclassified from accumulated other comprehensive income (loss) for (gains) losses on securities	(18)	(35)	16
	Net change	(557,020)	368,745	265,966
	Ending balance	$(96,120)	$460,900	$92,155
Unrealized net losses on cash flow hedges	Beginning Balance	$(4,599)	$(2,494)	$(391)
	Reclassification to retained earnings due to cumulative effect adjustment of accounting change	-	-	(50)
	Other comprehensive income (loss) before reclassifications	367	(6,400)	(4,439)
	Amounts reclassified from accumulated other comprehensive loss	1,584	4,295	2,386
	Net change	1,951	(2,105)	(2,103)
	Ending balance	$(2,648)	$(4,599)	$(2,494)
	Total	$(325,069)	$189,991	$(169,938)
[1] All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the years ended December 31, 2021, 2020, and 2019.

	Reclassifications Out of Accumulated Other Comprehensive (Loss) Income
	Affected Line Item in the	Years ended December 31,
(In thousands)	Consolidated Statements of Operations	2021	2020	2019
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Other operating expenses	$(20,749)	$(21,447)	$(23,508)
	Total before tax	(20,749)	(21,447)	(23,508)
	Income tax benefit	7,781	8,042	8,817
	Total net of tax	$(12,968)	$(13,405)	$(14,691)
Unrealized net holding (losses) gains on debt securities
Realized gain (loss) on sale of debt securities	Net gain (loss) on sale of debt securities	$23	$41	$(20)
	Total before tax	23	41	(20)
	Income tax (expense) benefit	(5)	(6)	4
	Total net of tax	$18	$35	$(16)
Unrealized net losses on cash flow hedges
Forward contracts	Mortgage banking activities	$(704)	$(5,559)	$(3,992)
Interest rate swaps	Other operating income	(1,143)	(820)	110
	Total before tax	(1,847)	(6,379)	(3,882)
	Income tax benefit	263	2,084	1,496
	Total net of tax	$(1,584)	$(4,295)	$(2,386)
	Total reclassification adjustments, net of tax	$(14,534)	$(17,665)	$(17,093)

Note 23 – Guarantees

The Corporation has obligations upon the occurrence of certain events under financial guarantees provided in certain contractual agreements as summarized below.

The Corporation issues financial standby letters of credit and has risk participation in standby letters of credit issued by other financial institutions, in each case to guarantee the performance of various customers to third parties. If the customers failed to meet its financial or performance obligation to the third party under the terms of the contract, then, upon their request, the Corporation would be obligated to make the payment to the guaranteed party. At December 31, 2021, the Corporation recorded a liability of $0.2 million (December 31, 2020 - $0.2 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. In accordance with the provisions of ASC Topic 460, the Corporation recognizes at fair value the obligation at inception of the standby letters of credit. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The contracted amounts in standby letters of credit outstanding at December 31, 2021 and 2020, shown in Note 24, represent the maximum potential amount of future payments that the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customers as a credit enhancement and typically expire without being drawn upon. The Corporation’s standby letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash, marketable securities, real estate, receivables, and others. Management does not anticipate any material losses related to these instruments.

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

At December 31, 2021, the Corporation serviced $0.7 billion (December 31, 2020 - $0.9 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2021, the Corporation repurchased approximately $19 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions (2020 - $161 million, which included $120 million as part of the bulk loan repurchase from FNMA and FHLMC during the third quarter of 2020, for which the Corporation recorded a release of $5.1 million in its reserve for credit recourse). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At December 31, 2021, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $12 million (December 31, 2020 - $22 million). The following table shows the changes in the Corporation’s liability of estimated losses from these credit recourses agreements, included in the consolidated statements of financial condition during the years ended December 31, 2021 and 2020.

	Years ended December 31,
(In thousands)	2021	2020
Balance as of beginning of period	$22,484	$34,862
Impact of adopting CECL	-	(3,831)
Provision (benefit) for recourse liability	(2,948)	(104)
Net charge-offs	(7,736)	(8,443)
Balance as of end of period	$11,800	$22,484

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

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. There were no repurchases under BPPR’s representation and warranty arrangements during the years ended December 31, 2021 and 2020. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

The following table presents the changes in the Corporation’s liability for estimated losses associated with the indemnifications and representations and warranties related to loans sold during the years ended December 31, 2021 and 2020.

	Years ended December 31,
(In thousands)	2021	2020
Balance as of beginning of period	$2,297	$3,212
Provision (benefit) for representation and warranties	(1,458)	(915)
Balance as of end of period	$839	$2,297

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At December 31, 2021, the Corporation serviced $12.1 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2020 - $12.9 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At December 31, 2021, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $54 million (December 31, 2020 - $66 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its 100% owned consolidated subsidiaries amounting to $94 million at both December 31, 2021 and December 31, 2020, respectively. In addition, at both December 31, 2021 and December 31, 2020, PIHC fully and unconditionally guaranteed on a subordinated basis $193 million and $374 million, respectively, of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 18 to the consolidated financial statements for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:
(In thousands)	December 31, 2021	December 31, 2020
Commitments to extend credit:
Credit card lines	$5,382,089	$5,226,660
Commercial and construction lines of credit	3,830,601	3,805,459
Other consumer unused credit commitments	250,229	257,312
Commercial letters of credit	3,260	1,864
Standby letters of credit	27,848	22,266
Commitments to originate or fund mortgage loans	95,372	96,786

At December 31, 2021 and December 31, 2020, the Corporation maintained a reserve of approximately $7.9 million and $15.9 million, respectively, for potential losses associated with unfunded loan commitments related to commercial, construction and consumer lines of credit.

Other commitments

At December 31, 2021, and December 31, 2020, the Corporation also maintained other non-credit commitments for approximately $1.0 million and $1.4 million, respectively, primarily for the acquisition of other investments.

Business concentration

Since the Corporation’s business activities are concentrated primarily in Puerto Rico, its results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of the Corporation’s operations in Puerto Rico exposes it to greater risk than other banking companies with a wider geographic base. Its asset and revenue composition by geographical area is presented in Note 37 to the Consolidated Financial Statements.

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

At December 31, 2021, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled $367 million, of which $349 million were outstanding, compared to $377 million, which were fully outstanding at December 31, 2020. Of the amount outstanding, $319 million consists of loans and $30 million are securities ($342 million and $35 million at December 31, 2020). Substantially all of the amount outstanding at December 31, 2021 and December 31, 2020 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At December 31, 2021, 75% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. On July 1, 2021, the

Corporation received scheduled principal payments amounting to $32 million from various obligations from Puerto Rico municipalities.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities as of December 31, 2021:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 1 to 5 years	$14	$-	$14	$14
After 5 to 10 years	1	-	1	1
After 10 years	38	-	38	38
Total Central Government	53	-	53	53
Municipalities
Within 1 year	4,240	68,650	72,890	72,890
After 1 to 5 years	14,395	70,962	85,357	103,546
After 5 to 10 years	11,280	123,521	134,801	134,801
After 10 years	230	55,257	55,487	55,487
Total Municipalities	30,145	318,390	348,535	366,724
Total Direct Government Exposure	$30,198	$318,390	$348,588	$366,777

In addition, at December 31, 2021, the Corporation had $275 million in loans insured or securities issued by Puerto Rico governmental entities but for which the principal source of repayment is non-governmental ($317 million at December 31, 2020). These included $232 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2020 - $260 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had at December 31, 2021, $43 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default and upon the satisfaction of certain other conditions (December 31, 2020 - $46 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, a moratorium on such obligations has not been imposed as of the date hereof.

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

In addition, $1.6 billion of residential mortgages, $353 million of Small Business Administration (“SBA”) loans under the Paycheck Protection Program (“PPP”) and $67 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at December 31, 2021 (compared to $1.8 billion, $1.3 billion and $60 million, respectively, at December 31, 2020).

At December 31, 2021, the Corporation has operations in the United States Virgin Islands (the “USVI”) and has approximately $70 million in direct exposure to USVI government entities (December 31, 2020 - $105 million). The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

At December 31, 2021, the Corporation has operations in the British Virgin Islands (“BVI”), which has been negatively affected by the COVID-19 pandemic, particularly as a reduction in the tourism activity which accounts for a significant portion of its economy. Although the Corporation has no significant exposure to a single borrower in the BVI, it has a loan portfolio amounting to approximately $221 million comprised of various retail and commercial clients, compared to a loan portfolio of $251 million at December 31, 2020, which included a $19 million loan with the BVI Government that was paid off during the second quarter of 2021.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued) for current Legal Proceedings ranged from $0 to approximately $33.9 million as of December 31, 2021. In certain cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the Legal Proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current Legal Proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the Legal Proceedings, and the inherent uncertainty of the various potential outcomes of such Legal Proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

On May 7, 2021, the Popular Defendants filed a motion for summary judgment with respect to plaintiffs’ unjust enrichment theory of liability, reserving the right to file an additional motion for summary judgment regarding damages should the court deny the Popular Defendant’s pending motion to exclude an economic expert recently designated by Plaintiffs. On May 7, 2021, Popular, Inc. and BPPR also filed a separate motion for summary judgment alleging that, even taking as true and correct Plaintiffs’ theory of liability, Popular, Inc. and BPPR are not liable to Plaintiffs since they do not receive—and are legally prohibited from receiving insurance commissions. On September 27, 2021, the Court held an oral hearing to discuss the pending motions for summary judgment. At such hearing, Plaintiffs notified they did not object the dismissal of the action with prejudice as to Popular, Inc. and BPPR, leaving Popular Insurance, LLC as the sole remaining defendant in the case. On November 1, 2021, the Court issued a resolution denying Popular Insurance, LLC’s motion for summary judgment. On December 29, 2021, Popular Insurance filed a petition of certiorari to the Puerto Rico Court of Appeals, seeking review from the denial of the motion for summary judgment. This petition of certiorari is now fully briefed and pending resolution.

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

Popular has been also named as a defendant on a putative class action complaint captioned Golden v. Popular, Inc. filed in March 2020 before the U.S. District Court for the Southern District of New York, seeking damages, restitution and injunctive relief. Plaintiff alleges breach of contract, violation of the covenant of good faith and fair dealing, unjust enrichment and violation of New York consumer protection law due to Popular’s purported practice of charging OD Fees on transactions that, under plaintiffs’ theory, do not overdraw the account. Plaintiff describes Popular’s purported practice of charging OD Fees as “Authorize Positive, Purportedly

Settle Negative” (“APPSN”) transactions and alleges that Popular assesses OD Fees over authorized transactions for which sufficient funds are held for settlement. In August 2020, Popular filed a Motion to Dismiss on several grounds, including failure to state a claim against Popular, Inc. and improper venue. In October 2020, Plaintiffs filed a Notice of Voluntary Dismissal before the U.S. District Court for the Southern District of New York and, simultaneously, filed an identical complaint in the U.S. District Court for the District of the Virgin Islands against Popular, Inc., Popular Bank and BPPR. In November 2020, Plaintiffs filed a Notice of Voluntary Dismissal against Popular, Inc. and Popular Bank following a Motion to Dismiss filed on behalf of such entities which argued failure to state a claim and lack of minimum contacts of such parties with the U.S.V.I. district court jurisdiction. BPPR, the only defendant remaining in the case, was served with process in November 2020 and filed a Motion to Dismiss in January 2021.

On October 4, 2021, the District Court, notwithstanding that BPPR’s Motion to Dismiss remains pending resolution, held an initial scheduling conference and, thereafter, issued a trial management order where it scheduled the deadline for all discovery for November 1, 2022, the deadline for the filing of a joint pre-trial brief for June 1, 2023, and the trial for June 20 to June 30, 2023.

On January 31, 2022, Popular was also named as a defendant on a putative class action complaint captioned Lipsett v. Popular, Inc. d/b/a Banco Popular, filed before the U.S. District Court for the Southern District of New York, seeking damages, restitution and injunctive relief. Similar to the claims set forth in the aforementioned Golden complaint, Plaintiff alleges breach of contract, including violations of the covenant of good faith and fair dealing, as a result of Popular’s purported practice of charging OD Fees for APPSN transactions. The complaint further alleges that Popular assesses OD Fees over authorized transactions for which sufficient funds are held for settlement. Popular waived service of process and expects to file a responsive allegation by April 4, 2022.

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

POPULAR SECURITIES

Puerto Rico Bonds and Closed-End Investment Funds

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and, as of December 31, 2021, was named as a respondent (among other broker-dealers) in 65 pending arbitration proceedings with initial claimed amounts of approximately $62 million in the aggregate. While Popular Securities believes it has meritorious defenses to the claims asserted in these proceedings, it has often determined that it is in its best interest to settle certain claims rather than expend the money and resources required to see such cases to completion. The Puerto Rico Government’s defaults and non-payment of its various debt obligations, as well as the Commonwealth’s and the Financial Oversight Management Board’s (the “Oversight Board”) decision to pursue restructurings under Title III and Title VI of PROMESA, have impacted the number of customer complaints (and claimed damages) filed against Popular Securities concerning Puerto Rico bonds and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the arbitration proceedings described above, or a significant increase in customer complaints, could have a material adverse effect on Popular.

On October 28, 2021, a panel in an arbitration proceeding with claimed damages arising from trading losses of approximately $30 million ordered Popular Securities to pay claimants approximately $6.9 million in compensatory damages and expenses. On November 4, 2021, the claimants in such arbitration proceeding filed a complaint captioned Trinidad García v. Popular, Inc. et. al. before the United States District Court for the District of Puerto Rico against Popular, Inc., BPPR and Popular Securities (the “Popular Defendants”) alleging, inter alia, that they sustained monetary losses as a result of the Popular Defendants’ anticompetitive, unfair, and predatory practices, including tying arrangements prohibited by the Bank Holding Company Act. Plaintiffs claim that the Popular Defendants caused them to enter a tying arrangement scheme whereby BPPR allegedly would extend secured credit lines to the Plaintiffs on the conditions that they transfer their portfolios to Popular Securities to be used as pledged collateral and obtain additional investment services and products solely from Popular Securities, not from any of its competitors. Plaintiffs also invoke federal court’s supplemental jurisdiction to allege several state law claims against the Popular Defendants, including contractual fault, fault in causing losses in value of the pledge collateral, breach of contract, request for specific compliance thereof, fault in pre-contractual negotiations, emotional distress, and punitive damages. On January 27, 2022, Plaintiffs filed an Amended Complaint and the Popular Defendants were served with summons on that same date. Plaintiffs demand no less than $390 million in damages, plus an award for costs and attorney's fees. The Popular Defendants expect to file their response by March 21, 2022.

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

After the publication of the Final Report, the Oversight Board created a special claims committee (“SCC”) and, before the end of the applicable two-year statute of limitations for the filing of such claims pursuant to the U.S. Bankruptcy Code, the SCC, along with the Commonwealth’s Unsecured Creditors’ Committee (“UCC”), filed various avoidance, fraudulent transfer and other claims against third parties, including government vendors and financial institutions and other professionals involved in bond issuances then being challenged as invalid by the SCC and the UCC. The Popular Companies, the SCC and the UCC entered into a tolling agreement with respect to potential claims the SCC and the UCC, on behalf of the Commonwealth or other Title III debtors, may assert against the Popular Companies for the avoidance and recovery of payments and/or transfers made to the Popular Companies or as a result of any role of the Popular Companies in the offering of the aforementioned challenged bond issuances. On January 12, 2022, the SCC, the UCC and the Popular Companies executed a settlement agreement as to potential claims related to the avoidance and recovery of payments and/or transfers made to the Popular Companies. The tolling agreement as to potential claims the SCC and the UCC may assert against the Popular Companies as a result of any role of the Popular Companies in the offering of certain challenged bond issuances remains in effect.

Note 25 – Non-consolidated variable interest entities

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

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities and agency collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 28 to the Consolidated Financial Statements for additional information on the debt securities outstanding at December 31, 2021 and 2020, which are classified as available-for-sale and trading securities in the Corporation’s Consolidated Statements of Financial Condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at December 31, 2021 and 2020.

(In thousands)	December 31, 2021	December 31, 2020
Assets
Servicing assets:
Mortgage servicing rights	$94,464	$90,273
Total servicing assets	$94,464	$90,273
Other assets:
Servicing advances	$7,968	$8,769
Total other assets	$7,968	$8,769
Total assets	$102,432	$99,042
Maximum exposure to loss	$102,432	$99,042

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $8.3 billion at December 31, 2021 (December 31, 2020 - $8.7 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at December 31, 2021 and 2020 will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at December 31, 2021.

Note 26 – Derivative instruments and hedging activities

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

The credit risk attributed to the counterparty’s nonperformance risk is incorporated in the fair value of the derivatives. Additionally, the fair value of the Corporation’s own credit standing is considered in the fair value of the derivative liabilities. During the year ended December 31, 2021, inclusion of the credit risk in the fair value of the derivatives resulted in a loss of $0.3 million from the Corporation’s credit standing adjustment and a loss of $0.1 million from the counterparty’s nonperformance risk. During the years ended December 31, 2020 and 2019, the Corporation recognized a gain of $0.7 million and $0.2 million, respectively, from the Corporation’s credit standing adjustment.

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

Financial instruments designated as cash flow hedges or non-hedging derivatives outstanding at December 31, 2021 and 2020 were as follows:

	Notional amount		Derivative assets			Derivative liabilities

			Statement of	Fair value at		Statement of	Fair value at
	At December 31,		condition	December 31,		condition	December 31,
(In thousands)	2021	2020	classification	2021	2020	classification	2021	2020
Derivatives designated as
hedging instruments:
Forward contracts	$87,900	$188,800	Other assets	$18	$-	Other liabilities	$125	$1,267
Total derivatives designated
as hedging instruments	$87,900	$188,800		$18	$-		$125	$1,267
Derivatives not designated
as hedging instruments:
Interest rate caps	$27,866	$29,248	Other assets	$-	$-	Other liabilities	$-	$-
Indexed options on deposits	79,114	69,054	Other assets	26,075	20,785	-	-	-
Bifurcated embedded options	72,352	63,121	-	-	-	Interest bearing deposits	22,753	17,658
Total derivatives not
designated as
hedging instruments	$179,332	$161,423		$26,075	$20,785		$22,753	$17,658
Total derivative assets
and liabilities	$267,232	$350,223		$26,093	$20,785		$22,878	$18,925

Cash Flow Hedges

The Corporation utilizes forward contracts to hedge the sale of mortgage-backed securities with duration terms over one month. Interest rate forwards are contracts for the delayed delivery of securities, which the seller agrees to deliver on a specified future date at a specified price or yield. These forward contracts are hedging a forecasted transaction and thus qualify for cash flow hedge accounting. Changes in the fair value of the derivatives are recorded in other comprehensive (loss) income. The amount included in accumulated other comprehensive (loss) income corresponding to these forward contracts is expected to be reclassified to earnings in the next twelve months. These contracts have a maximum remaining maturity of 76 days at December 31, 2021.

For cash flow hedges, net gains (losses) on derivative contracts that are reclassified from accumulated other comprehensive (loss) income to current period earnings are included in the line item in which the hedged item is recorded and during the period in which the forecasted transaction impacts earnings, as presented in the tables below.

Year ended December 31, 2021
(In thousands)	Amount of net gain (loss) recognized in OCI on derivatives (effective portion)	Classification in the statement of operations of the net gain (loss) reclassified from AOCI into income (effective portion and ineffective portion)	Amount of net gain (loss) reclassified from AOCI into income (effective portion)	Amount of net gain (loss) recognized in income on derivatives (ineffective portion)
Forward contracts	$456	Mortgage banking activities	$(704)	$-
Total	$456		$(704)	$-

Year ended December 31, 2020
(In thousands)	Amount of net gain (loss) recognized in OCI on derivatives (effective portion)	Classification in the statement of operations of the net gain (loss) reclassified from AOCI into income (effective portion and ineffective portion)	Amount of net gain (loss) reclassified from AOCI into income (effective portion)	Amount of net gain (loss) recognized in income on derivatives (ineffective portion)
Forward contracts	$(6,594)	Mortgage banking activities	$(5,559)	$-
Total	$(6,594)		$(5,559)	$-

Year ended December 31, 2019
(In thousands)	Amount of net gain (loss) recognized in OCI on derivatives (effective portion)	Classification in the statement of operations of the net gain (loss) reclassified from AOCI into income (effective portion and ineffective portion)	Amount of net gain (loss) reclassified from AOCI into income (effective portion)	Amount of net gain (loss) recognized in income on derivatives (ineffective portion)
Forward contracts	$(3,502)	Mortgage banking activities	$(3,992)	$-
Total	$(3,502)		$(3,992)	$-

Fair Value Hedges

At December 31, 2021 and 2020, there were no derivatives designated as fair value hedges.

Non-Hedging Activities

For the year ended December 31, 2021, the Corporation recognized a gain of $ 2.3 million (2020 – loss of $3.0 million; 2019 – loss of $ 1.2 million) related to its non-hedging derivatives, as detailed in the table below.

	Amount of Net Gain (Loss) Recognized in Income on Derivatives
		Year ended	Year ended	Year ended
	Classification of Net Gain (Loss)	December 31,	December 31,	December 31,
(In thousands)	Recognized in Income on Derivatives	2021	2020	2019
Forward contracts	Mortgage banking activities	$2,027	$(5,027)	$(2,254)
Interest rate caps	Other operating income	-	-	(5)
Indexed options on deposits	Interest expense	6,824	5,462	7,898
Bifurcated embedded options	Interest expense	(6,538)	(3,417)	(6,883)
Total		$2,313	$(2,982)	$(1,244)

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

Note 27 – Related party transactions

The Corporation grants loans to its directors, executive officers, including certain related individuals or organizations, and affiliates in the ordinary course of business. The activity and balance of these loans were as follows:

(In thousands)
Balance at December 31, 2019	$133,054
New loans	8,360
Payments	(16,839)
Other changes, including existing loans to new related parties	316
Balance at December 31, 2020	$124,891
New loans	3,182
Payments	(28,208)
Other changes, including existing loans to new related parties	2,714
Balance at December 31, 2021	$102,579
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

In 2010, as part of the Westernbank FDIC assisted transaction, BPPR acquired five commercial loans made to entities that were wholly owned by one brother-in-law of a director of the Corporation. The loans were secured by real estate and personally guaranteed by the director’s brother-in-law. The loans were originated by Westernbank between 2001 and 2005 and had an aggregate outstanding principal balance of approximately $33.5 million when they were acquired by BPPR in 2010. Between 2011 and 2014, the loans were restructured to consist of (i) five notes with an aggregate outstanding principal balance of $19.8 million with a 6% annual interest rate (“Notes A”) and (ii) five notes with an aggregate outstanding balance of $13.5 million with a 1% annual interest rate, to be paid upon maturity (“Notes B”). The restructured notes had an original maturity of September 30, 2016 and, thereafter, various interim renewals were approved to allow for the re-negotiation of a longer-term extension. The most recent of these interim renewals were approved on February, April and August 2020. These renewals, among other things, decreased the interest rate applicable to the Notes A to 4.25% and maintained the Notes B at an interest rate of 1%. During 2020, the Audit Committee also authorized two separate 90-day principal and interest moratoriums, from March to May and from June to August, as financial relief in response to the coronavirus (COVID-19) pandemic. On September 2020, in accordance with the Related Party Transaction Policy and after being approved by the Audit Committee, the maturity date of the credit facilities was extended until April 2022, fixing the interest rate at 4.25% for Notes A and at 1% for Notes B during such term. The aggregate outstanding balance on the loans as of December 31, 2021 was approximately $30.6 million, of which approximately $17.1 million corresponded to Notes A and $13.5 million to Notes B.

In April 2010, in connection with the acquisition of the Westernbank assets from the FDIC, as receiver, BPPR acquired a term loan to a corporate borrower partially owned by an investment corporation in which the Corporation’s Chairman, at that time the Chief Executive Officer, as well as certain of his family members, are the owners. In addition, the Chairman’s sister and brother-in-law are owners of an entity that holds an ownership interest in the borrower. At the time the loan was acquired by BPPR, it had an unpaid principal balance of $40.2 million. In May 2017, this loan was sold by BPPR to Popular, Inc., holding company (“PIHC”). At the time of sale, the loan had an unpaid principal balance of $37.9 million. PIHC paid $37.9 million to BPPR for the loan, of which $6.0 million was recognized by BPPR as a capital contribution representing the difference between the fair value and the book value of the loan at the time of transfer. Immediately upon being acquired by PIHC, the loan’s maturity was extended by 90 days (under the same terms as originally contracted) to provide the PIHC additional time to evaluate a refinancing or long-term extension of the loan. In

August 2017, the credit facility was refinanced with a stated maturity in February 2019. During 2017, the facility was subject to the loan payment moratorium offered as part of the hurricane relief efforts. As such, interest payments amounting to approximately $0.5 million were deferred and capitalized as part of the loan balance. In February 2019, the Audit Committee approved, under the Related Party Policy, a 36-month renewal of the loan at an interest rate of 5.75% and a 30-year amortization schedule. In December 2021, the Corporation refinanced the then-current $36.0 million principal balance of the loan at an interest rate of 4.50%, a maturity date of December 2026 and a 20-year amortization schedule. As of December 31, 2021, the unpaid principal balance amounted to $34.8 million.

In April 2010, a private trust and a sister-in-law of a director, as co-borrowers, obtained a $0.2 million mortgage loan from Popular Mortgage, then a subsidiary of BPPR, secured by a residential property. The loan was a fully amortizing 40-year mortgage loan with a fixed annual rate of 2.99% for the first 5 years, and thereafter an annual rate of 5.875%. From March to August 2020, the borrowers participated in the COVID-19 forbearance program offered by BPPR to qualifying mortgage customers in response to the coronavirus (COVID-19) pandemic. After the expiration of such moratorium period, borrowers did not make any payments under the loan during the months of September and October 2020, thereby defaulting on the indebtedness. On November 2020, the borrowers requested and were granted, an additional 3-month loan payment moratorium pursuant to BPPR’s ordinary course loss mitigation program, which expired in January 2021. Since the expiration of this 3-month loan payment forbearance the borrowers have failed to make the monthly loan payments when due. The outstanding balance of the loan as of December 31, 2021 was approximately $0.2 million. BPPR is currently evaluating borrowers’ application in connection with this loan under BPPR’s loss mitigation program.

At December 31, 2021, the Corporation’s banking subsidiaries held deposits from related parties, excluding EVERTEC, Inc. (“EVERTEC”) amounting to approximately $700 million (2020 - $851 million).

From time to time, the Corporation, in the ordinary course of business, obtains services from related parties that have some association with the Corporation. Management believes the terms of such arrangements are consistent with arrangements entered into with independent third parties.

For the year ended December 31, 2021, the Corporation made contributions of approximately $4.5 million to Fundación Banco Popular and Popular Bank Foundation, which are not-for-profit corporations dedicated to philanthropic work (2020 - $1.6 million). The Corporation also provided human and operational resources to support the activities of the Fundación Banco Popular which in 2021 amounted to approximately $1.3 million (2020- $1.4 million).

Related party transactions with EVERTEC, as an affiliate

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of December 31, 2021, the Corporation’s stake in EVERTEC was 16.19%. The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

The Corporation recorded $2.3 million in dividend distributions during the year ended December 31, 2021 from its investments in EVERTEC’s holding company (December 31, 2020 - $2.3 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the consolidated statement of financial condition.
(In thousands)	December 31, 2021	December 31, 2020
Equity investment in EVERTEC	$110,299	$86,158

The Corporation had the following financial condition balances outstanding with EVERTEC at December 31, 2021 and December 31, 2020. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	December 31, 2021	December 31, 2020
Accounts receivable (Other assets)	$5,668	$5,678
Deposits	(150,737)	(125,361)
Accounts payable (Other liabilities)	(3,431)	(2,395)
Net total	$(148,500)	$(122,078)

The Corporation’s proportionate share of income from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income and changes in stockholders’ equity for the years ended December 31, 2021, 2020 and 2019.

	Years ended December 31,
(In thousands)	2021	2020	2019
Share of income from investment in EVERTEC	$26,096	$16,936	$16,749
Share of other changes in EVERTEC's stockholders' equity	53	865	516
Share of EVERTEC's changes in equity recognized in income	$26,149	$17,801	$17,265

The following tables present the impact of transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the years ended December 31, 2021, 2020 and 2019. Items that represent expenses to the Corporation are presented with parenthesis.

	Years ended December 31,
(In thousands)	2021	2020	2019	Category
Interest expense on deposits	$(388)	$(315)	$(106)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	27,384	22,406	29,224	Other service fees
Rental income charged to EVERTEC	6,593	7,305	7,418	Net occupancy
Fees on services provided by EVERTEC	(245,945)	(223,069)	(219,992)	Professional fees
Other services provided to EVERTEC	740	1,002	1,118	Other operating expenses
Total	$(211,616)	$(192,671)	$(182,338)

Centro Financiero BHD León

At December 31, 2021, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the year ended December 31, 2021, the Corporation recorded $27.7 million in earnings from its investment in BHD León (December 31, 2020 - $27.0 million), which had a carrying amount of $180.3 million at December 31, 2021 (December 31, 2020 - $153.1 million). The Corporation received $4.3 million in dividends distributions during the year ended December 31, 2021, from its investment in BHD León (December 31, 2020 - $13.2 million).

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

For the year ended December 31, 2021 administrative fees charged to these investment companies amounted to $4.1 million (December 31, 2020 - $6.3 million) and waived fees amounted to $1.5 million (December 31, 2020 - $2.8 million), for a net fee of $2.6 million (December 31, 2020 - $3.5 million).

The Corporation, through its subsidiary BPPR, had also entered into certain uncommitted credit facilities with those investment companies. The available lines of credit facilities amounted to $275 million at December 31, 2020. The aggregate sum of all outstanding balances under all credit facilities that could be made available by BPPR, from time to time, to those investment companies for which PAM acted as investment advisor or co-investment advisor, could have never exceed the lesser of $200 million or 10% of BPPR’s capital. During the year ended December 31, 2021, these credit facilities expired and the investment companies entered into credit facilities with a third party.

Note 28 – Fair value measurement

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020:

At December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Measured at NAV	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$-	$15,859,030	$-	$-	$15,859,030
Obligations of U.S. Government sponsored entities	-	70	-	-	70
Collateralized mortgage obligations - federal agencies	-	221,265	-	-	221,265
Mortgage-backed securities	-	8,886,950	826	-	8,887,776
Other	-	128	-	-	128
Total debt securities available-for-sale	$-	$24,967,443	$826	$-	$24,968,269
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$6,530	$-	$-	$-	$6,530
Obligations of Puerto Rico, States and political subdivisions	-	85	-	-	85
Collateralized mortgage obligations	-	59	198	-	257
Mortgage-backed securities	-	22,559	-	-	22,559
Other	-	-	280	-	280
Total trading account debt securities, excluding derivatives	$6,530	$22,703	$478	$-	$29,711
Equity securities	$-	$32,429	$-	$77	$32,506
Mortgage servicing rights	-	-	121,570	-	121,570
Derivatives	-	26,093	-	-	26,093
Total assets measured at fair value on a recurring basis	$6,530	$25,048,668	$122,874	$77	$25,178,149
Liabilities
Derivatives	$-	$(22,878)	$-	$-	$(22,878)
Contingent consideration	-	-	(9,241)	-	(9,241)
Total liabilities measured at fair value on a recurring basis	$-	$(22,878)	$(9,241)	$-	$(32,119)

At December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$3,499,781	$7,288,259	$-	$10,788,040
Obligations of U.S. Government sponsored entities	-	60,184	-	60,184
Collateralized mortgage obligations - federal agencies	-	392,132	-	392,132
Mortgage-backed securities	-	10,319,547	1,014	10,320,561
Other	-	235	-	235
Total debt securities available-for-sale	$3,499,781	$18,060,357	$1,014	$21,561,152
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$11,506	$-	$-	$11,506
Obligations of Puerto Rico, States and political subdivisions	-	103	-	103
Collateralized mortgage obligations	-	68	278	346
Mortgage-backed securities	-	24,338	-	24,338
Other	-	-	381	381
Total trading account debt securities, excluding derivatives	$11,506	$24,509	$659	$36,674
Equity securities	$-	$29,590	$-	$29,590
Mortgage servicing rights	-	-	118,395	118,395
Derivatives	-	20,785	-	20,785
Total assets measured at fair value on a recurring basis	$3,511,287	$18,135,241	$120,068	$21,766,596
Liabilities
Derivatives	$-	$(18,925)	$-	$(18,925)
Total liabilities measured at fair value on a recurring basis	$-	$(18,925)	$-	$(18,925)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the years ended December 31, 2021, 2020 and 2019 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Year ended December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$21,167	$21,167	$(3,721)
Other real estate owned[2]	-	-	7,727	7,727	(1,579)
Other foreclosed assets[2]	-	-	68	68	(33)
Long-lived assets held-for-sale[3]	-	-	9,007	9,007	(5,320)
Trademark[4]	-	-	156	156	(5,404)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$38,125	$38,125	$(16,057)

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
[4] Represents the fair value of a trademark due to a write-down on impairment.
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
[4] The impairment was measured based on the sublease rental value of the branches that were subject to the strategic realignment of PB's New Metro Branch network.

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

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2021, 2020, and 2019.

Year ended December 31, 2021
	MBS		Other
	classified	CMOs	securities
	as debt	classified	classified
	securities	as trading	as trading	Mortgage
	available-	account debt	account debt	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	securities	rights	assets	Consideration	liabilities
Balance at January 1, 2021	$1,014	$278	$381	$118,395	$120,068	$-	$-
Gains (losses) included in earnings	-	(1)	(101)	(10,216)	(10,318)	-	-
Gains (losses) included in OCI	(13)	-	-	-	(13)	-	-
Additions	-	29	-	13,391	13,419	9,241	9,241
Settlements	(175)	(107)	-	-	(282)	-	-
Balance at December 31, 2021	$826	$198	$280	$121,570	$122,874	$9,241	$9,241
Changes in unrealized gains (losses) included in earnings relating to assets still held at December 31, 2021	$-	$(1)	$(45)	$6,410	$6,364	$-	-

Year ended December 31, 2020
	MBS		Other
	classified	CMOs	securities
	as debt	classified	classified
	securities	as trading	as trading	Mortgage
	available-	account debt	account debt	servicing	Total
(In thousands)	for-sale	securities	securities	rights	assets
Balance at January 1, 2020	$1,182	$530	$440	$150,906	$153,058
Gains (losses) included in earnings	-	(1)	(59)	(42,055)	(42,115)
Gains (losses) included in OCI	(18)	-	-	-	(18)
Additions	-	4	-	9,544	9,548
Settlements	(150)	(255)	-	-	(405)
Balance at December 31, 2020	$1,014	$278	$381	$118,395	$120,068
Changes in unrealized gains (losses) included in earnings relating to assets still held at December 31, 2020	$-	$-	$27	$(19,327)	$(19,300)

Year ended December 31, 2019
	MBS			Other
	classified	CMOs		securities
	as debt	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account debt	trading account	account debt	servicing	Total
(In thousands)	for-sale	securities	debt securities	securities	rights	assets
Balance at January 1, 2019	$1,233	$611	$43	$485	$169,777	$172,149
Gains (losses) included in earnings	-	(1)	(1)	(45)	(27,516)	(27,563)
Gains (losses) included in OCI	(1)	-	-	-	-	(1)
Additions	-	71	25	-	9,143	9,239
Settlements	(50)	(151)	(41)	-	(498)	(740)
Transfers out of Level 3	-	-	(26)	-	-	(26)
Balance at December 31, 2019	$1,182	$530	$-	$440	$150,906	$153,058
Changes in unrealized gains (losses) included in earnings relating to assets still held at December 31, 2019	$-	$1	$-	$20	$(14,190)	$(14,169)

During the year ended December 31, 2019, certain MBS were transferred from Level 3 to Level 2 due to a change in valuation technique from an internally prepared pricing matrix to a bond’s theoretical value.

Gains and losses (realized and unrealized) included in earnings for the years ended December 31, 2021, 2020, and 2019 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:
	2021		2020		2019
	Total	Changes in unrealized	Total	Changes in unrealized	Total	Changes in unrealized
	gains (losses)	gains (losses)	gains (losses)	gains (losses)	gains (losses)	gains (losses)
	included	relating to assets still	included	relating to assets still	included	relating to assets still
(In thousands)	in earnings	held at reporting date	in earnings	held at reporting date	in earnings	held at reporting date
Mortgage banking activities	$(10,216)	$6,410	$(42,055)	$(19,327)	$(27,516)	$(14,190)
Trading account (loss) profit	(102)	(46)	(60)	27	(47)	21
Total	$(10,318)	$6,364	$(42,115)	$(19,300)	$(27,563)	$(14,169)

The following tables include quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources at December 31, 2021 and 2020.

	Fair value at
	December 31,
(In thousands)	2021		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$198		Discounted cash flow model	Weighted average life	0.8 years (0.04 - 1.0 years)
				Yield	3.6% (3.6% - 4.1%)
				Prepayment speed	11.4% (10.1% - 17.2%)
Other - trading	$280		Discounted cash flow model	Weighted average life	2.9 years
				Yield	12.0%
				Prepayment speed	10.8%
Loans held-in-portfolio	$20,041	[2]	External appraisal	Haircut applied on
				external appraisals	5.0%
Other real estate owned	$3,631	[3]	External appraisal	Haircut applied on
				external appraisals	22.3% (5.0% - 35.0%)
[1]	Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

	Fair value at
	December 31,
(In thousands)	2020		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$278		Discounted cash flow model	Weighted average life	1.2 years (0.6 - 1.4 years)
				Yield	3.6% (3.6% - 4.1%)
				Prepayment speed	17.7% (13.8% - 18.3%)
Other - trading	$381		Discounted cash flow model	Weighted average life	3.6 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$118,395		Discounted cash flow model	Prepayment speed	6.9% (0.3% - 24.6%)
				Weighted average life	6.0 years (0.3 - 12.3 years)
				Discount rate	11.1% (9.5% - 14.7%)
Loans held-in-portfolio	$74,347	[2]	External appraisal	Haircut applied on
				external appraisals	20.9% (10.0% - 40.0%)
Other real estate owned	$14,926	[3]	External appraisal	Haircut applied on
				external appraisals	22.1% (5.0% - 30.0%)
[1]	Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

Effective the fourth quarter 2021, the mortgage servicing rights fair value was provided by a third-party valuation specialist. Refer to Note 11 for additional information on MSRs.

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

Equity securities

Equity securities are comprised principally of shares in closed-ended and open-ended mutual funds and other equity securities. Closed-end funds are traded on the secondary market at the shares’ market value. Open-ended funds are considered to be liquid, as investors can sell their shares continually to the fund and are priced at NAV. Mutual funds are classified as Level 2. Other equity securities that do not trade in highly liquid markets are also classified as Level 2, except for one equity security that do not have readily determinable fair value and is under an investment company is measured at NAV.

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) do not trade in an active market with readily observable prices. MSRs are priced using a discounted cash flow model valuation performed by a third party. The discounted cash flow model incorporates assumptions that market participants would use in estimating future net servicing income, including portfolio characteristics, prepayments assumptions, discount rates, delinquency and foreclosure rates, late charges, other ancillary revenues, cost to service and other economic factors. Prepayment speeds are adjusted for the loans’ characteristics and portfolio behavior. Due to the unobservable nature of certain valuation inputs, the MSRs are classified as Level 3.

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

Contingent consideration liability

The fair value of the contingent consideration, which relates to earnout payments that could be payable to K2 over a three-year period, was calculated based on a discounted cash flow technique using the probability-weighted average from likely scenarios. This contingent consideration is classified as Level 3.

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

Long-lived assets held-for-sale

The Corporation evaluates for impairment its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and records a write down for the difference between the carrying amount and the fair value less cost to sell. These long-lived assets held-for-sale are classified as Level 3.

Trademark

The write-down on impairment of a trademark was based on the discontinuance of origination thru e-loan platform. This trademark is classified as Level 3.

Note 29 – Fair value of financial instruments

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

The fair values reflected herein have been determined based on the prevailing rate environment at December 31, 2021 and December 31, 2020, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	December 31, 2021
	Carrying				Measured
(In thousands)	amount	Level 1	Level 2	Level 3	at NAV	Fair value
Financial Assets:
Cash and due from banks	$428,433	$428,433	$-	$-	$-	$428,433
Money market investments	17,536,719	17,530,640	6,079	-	-	17,536,719
Trading account debt securities, excluding derivatives[1]	29,711	6,530	22,703	478	-	29,711
Debt securities available-for-sale[1]	24,968,269	-	24,967,443	826	-	24,968,269
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$65,380	$-	$-	$77,383	$-	$77,383
Collateralized mortgage obligation-federal agency	25	-	-	25	-	25
Securities in wholly owned statutory business trusts	5,960	-	5,960	-	-	5,960
Total debt securities held-to-maturity	$71,365	$-	$5,960	$77,408	$-	$83,368
Equity securities:
FHLB stock	$59,918	$-	$59,918	$-	$-	$59,918
FRB stock	96,217	-	96,217	-	-	96,217
Other investments	33,842	-	32,429	3,704	77	36,210
Total equity securities	$189,977	$-	$188,564	$3,704	$77	$192,345
Loans held-for-sale	$59,168	$-	$-	$59,885	$-	$59,885
Loans held-in-portfolio	28,545,191	-	-	27,489,583	-	27,489,583
Mortgage servicing rights	121,570	-	-	121,570	-	121,570
Derivatives	26,093	-	26,093	-	-	26,093
	December 31, 2021
	Carrying				Measured
(In thousands)	amount	Level 1	Level 2	Level 3	at NAV	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$60,292,939	$-	$60,292,939	$-	$-	$60,292,939
Time deposits	6,712,149	-	6,647,301	-	-	6,647,301
Total deposits	$67,005,088	$-	$66,940,240	$-	$-	$66,940,240
Assets sold under agreements to repurchase	$91,603	$-	$91,602	$-	$-	$91,602
Other short-term borrowings[2]	$75,000	$-	$75,000	$-	$-	$75,000
Notes payable:
FHLB advances	$492,429	$-	$496,091	$-	$-	$496,091
Unsecured senior debt securities	297,842	-	319,296	-	-	319,296
Junior subordinated deferrable interest debentures (related to trust preferred securities)	198,292	-	201,879	-	-	201,879
Total notes payable	$988,563	$-	$1,017,266	$-	$-	$1,017,266
Derivatives	$22,878	$-	$22,878	$-	$-	$22,878
Contingent consideration	$9,241	$-	$-	$9,241	$-	$9,241
[1]	Refer to Note 28 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 17 to the Consolidated Financial Statements for the composition of other short-term borrowings.

	December 31, 2020
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$491,065	$491,065	$-	$-	$491,065
Money market investments	11,640,880	11,634,851	6,029	-	11,640,880
Trading account debt securities, excluding derivatives[1]	36,674	11,506	24,509	659	36,674
Debt securities available-for-sale[1]	21,561,152	3,499,781	18,060,357	1,014	21,561,152
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$70,768	$-	$-	$83,298	$83,298
Collateralized mortgage obligation-federal agency	31	-	-	32	32
Securities in wholly owned statutory business trusts	11,561	-	11,561	-	11,561
Total debt securities held-to-maturity	$82,360	$-	$11,561	$83,330	$94,891
Equity securities:
FHLB stock	$49,799	$-	$49,799	$-	$49,799
FRB stock	93,045	-	93,045	-	93,045
Other investments	30,893	-	29,590	1,495	31,085
Total equity securities	$173,737	$-	$172,434	$1,495	$173,929
Loans held-for-sale	$99,455	$-	$-	$102,189	$102,189
Loans held-in-portfolio	28,488,946	-	-	27,098,297	27,098,297
Mortgage servicing rights	118,395	-	-	118,395	118,395
Derivatives	20,785	-	20,785	-	20,785
	December 31, 2020
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$49,558,492	$-	$49,558,492	$-	$49,558,492
Time deposits	7,307,848	-	7,319,963	-	7,319,963
Total deposits	$56,866,340	$-	$56,878,455	$-	$56,878,455
Assets sold under agreements to repurchase	$121,303	$-	$121,257	$-	$121,257
Notes payable:
FHLB advances	$542,469	$-	$561,977	$-	$561,977
Unsecured senior debt securities	296,574	-	321,078	-	321,078
Junior subordinated deferrable interest debentures (related to trust preferred securities)	384,929	-	395,078	-	395,078
FRB advances	1,009	-	1,009	-	1,009
Total notes payable	$1,224,981	$-	$1,279,142	$-	$1,279,142
Derivatives	$18,925	$-	$18,925	$-	$18,925
[1]	Refer to Note 28 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.

The notional amount of commitments to extend credit at December 31, 2021 and December 31, 2020 is $ 9.5 billion and $9.3 billion, respectively, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at December 31, 2021 and December 31, 2020 is $ 31 million and $ 24 million respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 30 – Employee benefits

Certain employees of BPPR are covered by three non-contributory defined benefit pension plans, the Banco Popular de Puerto Rico Retirement Plan and two Restoration Plans (the “Pension Plans”). Pension benefits are based on age, years of credited service, and final average compensation.

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

The Pension Plans weighted average asset allocation as of December 31, 2021 and 2020 and the approved asset allocation ranges, by asset category, are summarized in the table below.
	Minimum allotment	Maximum allotment	2021	2020
Equity	0%	70%	30%	38%
Debt securities	0%	100%	67%	60%
Popular related securities	0%	5%	2%	1%
Cash and cash equivalents	0%	100%	1%	1%

The following table sets forth by level, within the fair value hierarchy, the Pension Plans’ assets at fair value at December 31, 2021 and 2020. Investments measured at net asset value per share (“NAV”) as a practical expedient have not been classified in the fair value hierarchy, but are presented in order to permit reconciliation of the plans’ assets. During the year ended December 31, 2021 investments in certain government obligations classified as Level 2 were substituted by proprietary funds of a money manager that invest in government obligations that are measured at NAV.

	2021					2020
(In thousands)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Obligations of the U.S. Government, its agencies, states and political subdivisions	$-	$9,259	$-	$188,377	$197,636	$-	$187,065	$-	$7,377	$194,442
Corporate bonds and debentures	-	375,875	-	8,485	384,360	-	326,344	-	8,180	334,524
Equity securities - Common Stocks	41,414	-	-	-	41,414	101,081	-	-	-	101,081
Equity securities - ETF's	111,365	25,446	-	-	136,811	94,009	38,229	-	-	132,238
Foreign commingled trust funds	-	-	-	82,912	82,912	-	-	-	98,431	98,431
Mutual fund	-	5,262	-	-	5,262	-	4,526	-	-	4,526
Private equity investments	-	-	56	-	56	-	-	70	-	70
Cash and cash equivalents	7,523	-	-	-	7,523	9,626	-	-	-	9,626
Accrued investment income	-	-	4,510	-	4,510	-	-	3,847	-	3,847
Total assets	$160,302	$415,842	$4,566	$279,774	$860,484	$204,716	$556,164	$3,917	$113,988	$878,785

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

The following table presents the change in Level 3 assets measured at fair value.

(In thousands)	2021	2020
Balance at beginning of year	$3,917	$4,670
Purchases, sales, issuance and settlements (net)	649	(753)
Balance at end of year	$4,566	$3,917

There were no transfers in and/or out of Level 3 for financial instruments measured at fair value on a recurring basis during the years ended December 31, 2021 and 2020. There were no transfers in and/or out of Level 1 and Level 2 during the years ended December 31, 2021 and 2020.

Information on the shares of common stock held by the pension plans is provided in the table that follows.

(In thousands, except number of shares information)	2021	2020
Shares of Popular, Inc. common stock	167,182	162,936
Fair value of shares of Popular, Inc. common stock	$13,716	$9,177
Dividends paid on shares of Popular, Inc. common stock held by the plan	$280	$238

The following table presents the components of net periodic benefit cost for the years ended December 31, 2021, 2020 and 2019.

	Pension Plans			OPEB Plan
(In thousands)	2021	2020	2019	2021	2020	2019
Personnel costs:
Service cost	$-	$-	$-	$642	$713	$759
Other operating expenses:
Interest cost	15,993	23,389	28,439	3,573	4,913	5,955
Expected return on plan assets	(38,679)	(38,104)	(32,388)	-	-	-
Recognized net actuarial loss	18,876	20,880	23,508	1,873	567	-
Net periodic benefit cost	$(3,810)	$6,165	$19,559	$6,088	$6,193	$6,714
Total benefit cost	$(3,810)	$6,165	$19,559	$6,088	$6,193	$6,714

The following table sets forth the aggregate status of the plans and the amounts recognized in the consolidated financial statements at December 31, 2021 and 2020.

	Pension Plans		OPEB Plan
(In thousands)	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$914,353	$852,551	$179,210	$168,681
Service cost	-	-	642	713
Interest cost	15,993	23,389	3,573	4,913
Actuarial (gain)/loss[1]	(34,297)	83,277	(17,286)	11,247
Benefits paid	(44,578)	(44,864)	(6,181)	(6,344)
Benefit obligation at end of year	$851,471	$914,353	$159,958	$179,210
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$878,785	$799,935	$-	$-
Actual return on plan assets	26,049	123,484	-	-
Employer contributions	228	230	6,181	6,344
Benefits paid	(44,578)	(44,864)	(6,181)	(6,344)
Fair value of plan assets at end of year	$860,484	$878,785	$-	$-
Funded status of the plan:
Benefit obligation at end of year	$(851,471)	$(914,353)	$(159,958)	$(179,210)
Fair value of plan assets at end of year	860,484	878,785	-	-
Funded status at year end	$9,013	$(35,568)	$(159,958)	$(179,210)
Amounts recognized in accumulated other comprehensive loss:
Net loss	225,356	265,899	12,993	32,152
Accumulated other comprehensive loss (AOCL)	$225,356	$265,899	$12,993	$32,152
Reconciliation of net (liabilities) assets:
Net liabilities at beginning of year	$(35,568)	$(52,616)	$(179,210)	$(168,681)
Amount recognized in AOCL at beginning of year, pre-tax	265,899	288,882	32,152	21,472
Amount prepaid at beginning of year	230,331	236,266	(147,058)	(147,209)
Net periodic benefit cost	3,810	(6,165)	(6,088)	(6,193)
Contributions	228	230	6,181	6,344
Amount prepaid at end of year	234,369	230,331	(146,965)	(147,058)
Amount recognized in AOCL	(225,356)	(265,899)	(12,993)	(32,152)
Net asset/(liabilities) at end of year	$9,013	$(35,568)	$(159,958)	$(179,210)
[1]

For 2021, significant components of the Pension Plans actuarial gain that changed the benefit obligation were mainly related to an increase in the single weighted-average discount rates partially offset by a lower return on the fair value of plan assets. For OPEB Plans significant components of the actuarial gain that change the benefit obligation were mainly related to an increase in discount rates and the per capita claim assumption at year-end which was lower than expected. The per capita claim methodology for the fully insured Medicare Advantage plans changed from age-based per capita cost to cost that do not vary by age. For 2020, significant components of the Pension Plans actuarial loss that changed the benefit obligation were mainly related to a decrease in discount rates partially offset by a greater return on the fair value of plan assets. For OPEB Plans significant components of the actuarial loss that change the benefit obligation were mainly related to a decrease in discount rates partially offset by the per capita claim assumption at year-end which was lower than expected and the healthcare trend rate assumption which was updated at year-end.

The following table presents the change in accumulated other comprehensive loss (“AOCL”), pre-tax, for the years ended December 31, 2021 and 2020.

(In thousands)	Pension Plans		OPEB Plan
	2021	2020	2021	2020
Accumulated other comprehensive loss at beginning of year	$265,899	$288,882	$32,152	$21,472
Increase (decrease) in AOCL:
Recognized during the year:
Amortization of actuarial losses	(18,876)	(20,880)	(1,873)	(567)
Occurring during the year:
Net actuarial (gains)/losses	(21,667)	(2,103)	(17,286)	11,247
Total (decrease) increase in AOCL	(40,543)	(22,983)	(19,159)	10,680
Accumulated other comprehensive loss at end of year	$225,356	$265,899	$12,993	$32,152

The Corporation estimates the service and interest cost components utilizing a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows.

To determine benefit obligation at year end, the Corporation used a weighted average of annual spot rates applied to future expected cash flows for years ended December 31, 2021 and 2020.

The following table presents the discount rate and assumed health care cost trend rates used to determine the benefit obligation and net periodic benefit cost for the plans:
	Pension Plans			OPEB Plan
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:	2021	2020	2019	2021	2020	2019
Discount rate for benefit obligation	2.41 - 2.48%	3.22 - 3.27%	4.20 - 4.23%	2.65%	3.38%	4.30%
Discount rate for service cost	N/A	N/A	N/A	3.09%	3.72%	4.49%
Discount rate for interest cost	1.76 - 1.80%	2.81 - 2.83%	3.87 - 3.90%	2.03%	2.98%	3.99%
Expected return on plan assets	4.60 - 5.50%	5.00 - 5.80%	5.30 - 6.00%	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.50%	5.00%	5.00%
Year that the ultimate trend rate is reached	N/A	N/A	N/A	2023	2020	2019
			Pension Plans		OPEB Plan
Weighted average assumptions used to determine benefit obligation at December 31:			2021	2020	2021	2020
Discount rate for benefit obligation			2.79-2.83%	2.41-2.48%	2.94%	2.65%
Initial health care cost trend rate			N/A	N/A	4.75%	5.00%
Ultimate health care cost trend rate			N/A	N/A	4.50%	4.50%
Year that the ultimate trend rate is reached			N/A	N/A	2023	2023

The following table presents information for plans with a projected benefit obligation and accumulated benefit obligation in excess of plan assets for the years ended December 31, 2021 and 2020.

	Pension Plans		OPEB Plan
(In thousands)	2021	2020	2021	2020
Projected benefit obligation	$851,471	$914,353	$159,958	$179,210
Accumulated benefit obligation	851,471	914,353	159,958	179,210
Fair value of plan assets	860,484	878,785	-	-

The Corporation expects to pay the following contributions to the plans during the year ended December 31, 2022.

(In thousands)	2022
Pension Plans	$227
OPEB Plan	$5,971

Benefit payments projected to be made from the plans during the next ten years are presented in the table below.

(In thousands)	Pension Plans	OPEB Plan
2022	$48,339	$5,971
2023	45,409	6,117
2024	45,598	6,293
2025	45,742	6,458
2026	45,824	6,667
2027 - 2031	226,642	35,807

The table below presents a breakdown of the plans’ assets and liabilities at December 31, 2021 and 2020.

	Pension Plans		OPEB Plan
(In thousands)	2021	2020	2021	2020
Non-current assets	$17,792	$-	$-	$-
Current liabilities	227	229	5,959	6,328
Non-current liabilities	8,552	35,339	153,999	172,882

Savings plans

The Corporation also provides defined contribution savings plans pursuant to Section 1081.01(d) of the Puerto Rico Internal Revenue Code and Section 401(k) of the U.S. Internal Revenue Code, as applicable, for substantially all the employees of the Corporation. Investments in the plans are participant-directed, and employer matching contributions are determined based on the specific provisions of each plan. Employees are fully vested in the employer’s contribution after five years of service. The cost of providing these benefits in the year ended December 31, 2021 was $13.3 million (2020 - $14.0 million, 2019 - $15.1 million).

The plans held 1,279,982 (2020 – 1,362,593) shares of common stock of the Corporation with a market value of approximately $105 million at December 31, 2021 (2020 - $77 million).

Note 31 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the years ended December 31, 2021, 2020 and 2019:

(In thousands, except per share information)	2021	2020	2019
Net income	$934,889	$506,622	$671,135
Preferred stock dividends	(1,412)	(1,758)	(3,723)
Net income applicable to common stock	$933,477	$504,864	$667,412
Average common shares outstanding	81,263,027	85,882,371	96,848,835
Average potential dilutive common shares	157,127	92,888	148,965
Average common shares outstanding - assuming dilution	81,420,154	85,975,259	96,997,800
Basic EPS	$11.49	$5.88	$6.89
Diluted EPS	$11.46	$5.87	$6.88

As disclosed in Note 20, as of September 30, 2021, the Corporation completed its $350 million accelerated share repurchase transaction (“ASR”) and, in connection therewith, received an initial delivery of 3,785,831 shares of common stock during the second quarter of 2021 and 828,965 additional shares of common stock during the third quarter of 2021. The final number of shares delivered was based in the average daily volume weighted average price (“VWAP”) of its common stock, net of discount, during the term of the ASR, which amounted to $75.84.

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

Note 32 – Revenue from contracts with customers

The following table presents the Corporation’s revenue streams from contracts with customers by reportable segment for the years ended December 31, 2021, 2020 and 2019.

		Years ended December 31,
(In thousands)		2021		2020		2019
		BPPR	Popular U.S.	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts		$151,453	$11,245	$136,703	$11,120	$146,384	$14,549
Other service fees:
Debit card fees		47,681	956	38,685	967	46,066	1,076
Insurance fees, excluding reinsurance		40,929	3,798	35,799	2,484	42,995	3,803
Credit card fees, excluding late fees and membership fees		117,418	1,052	88,091	831	86,884	866
Sale and administration of investment products		23,634	-	21,755	-	23,072	-
Trust fees		24,855	-	21,700	-	21,198	-
Total revenue from contracts with customers	[1]	$405,970	$17,051	$342,733	$15,402	$366,599	$20,294
[1] The amounts include intersegment transactions of $4.1 million, $4.3 million and $3.8 million, respectively, for the years ended December 31, 2021, 2020 and 2019.

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

Note 33 – Leases

The Corporation enters in the ordinary course of business into operating and finance leases for land, buildings and equipment. These contracts generally do not include purchase options or residual value guarantees. The remaining lease terms of 0.1 to 32.0 years considers options to extend the leases for up to 20.0 years. The Corporation identifies leases when it has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

The Corporation recognizes right-of-use assets (“ROU assets”) and lease liabilities related to operating and finance leases in its Consolidated Statements of Financial Condition under the caption of other assets and other liabilities, respectively. Refer to Note 14 and Note 19, respectively, for information on the balances of these lease assets and liabilities.

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

The following table presents the undiscounted cash flows of operating and finance leases for each of the following periods:

December 31, 2021
(In thousands)	2022	2023	2024	2025	2026	Later Years	Total Lease Payments	Less: Imputed Interest	Total
Operating Leases	$30,044	$27,956	$26,550	$23,619	$15,187	$50,912	$174,268	$(20,154)	$154,114
Finance Leases	3,402	3,491	3,589	3,701	3,350	5,501	23,034	(3,315)	19,719

The following table presents the lease cost recognized by the Corporation in the Consolidated Statements of Operations as follows:

	Years ended December 31,
(In thousands)	2021	2020	2019
Finance lease cost:
Amortization of ROU assets	$2,006	$2,215	$1,701
Interest on lease liabilities	1,044	1,185	1,194
Operating lease cost	29,970	31,674	30,664
Short-term lease cost	647	214	252
Variable lease cost	93	51	97
Sublease income	(70)	(113)	(113)
Net gain recognized from sale and leaseback transaction[1]	(7,007)	(5,550)	-
Impairment of operating ROU assets[2]	-	14,805	-
Impairment of finance ROU assets[2]	-	1,115	-
Total lease cost[3]	$26,683	$45,596	$33,795
[1]

During the quarter ended September 30, 2021, the Corporation recognized the transfer of two corporate office buildings as a sale. During the quarter ended June 30, 2020, the Corporation recognized the transfer of the Caparra Center as a sale. Since these sale and partial leaseback transactions were considered to be at fair value, no portion of the gain on sale was deferred.

[2]	Impairment loss recognized during the fourth quarter of 2020 in connection with the closure of nine branches as a result of the strategic realignment of PB’s New York Metro branch network.
[3]	Total lease cost is recognized as part of net occupancy expense, except for the net gain recognized from sale and leaseback transactions which was included as part of other operating income.

The following table presents supplemental cash flow information and other related information related to operating and finance leases.

	Years ended December 31,
(Dollars in thousands)	2021		2020		2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases[1]	$38,288		$41,650		$30,073
Operating cash flows from finance leases	1,044		1,185		1,200
Financing cash flows from finance leases[1]	2,852		3,145		1,726
ROU assets obtained in exchange for new lease obligations:
Operating leases[2]	$24,136		$14,975		$28,430
Finance leases	-		4,510		661
Weighted-average remaining lease term:
Operating leases	7.9	years	8.0	years	8.7	years
Finance leases	8.3	years	8.9	years	7.3	years
Weighted-average discount rate:
Operating leases	2.7%		3.0%		3.4%
Finance leases	5.0%		5.0%		5.9%
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

As of December 31, 2021, the Corporation has an additional operating lease contract that has not yet commenced with an undiscounted contract amount of $2.3 million, which will have a lease term of 20 years.

Note 34 - Stock-based compensation

Incentive Plan

On May 12, 2020, the shareholders of the Corporation approved the Popular, Inc. 2020 Omnibus Incentive Plan, which permits the Corporation to issue several types of stock-based compensation to employees and directors of the Corporation and/or any of its subsidiaries (the “2020 Incentive Plan”). The 2020 Incentive Plan replaced the Popular, Inc. 2004 Omnibus Incentive Plan, which was in effect prior to the adoption of the 2020 Incentive Plan (the “2004 Incentive Plan” and, together with the 2020 Incentive Plan, the “Incentive Plan”). Participants under the Incentive Plan are designated by the Compensation Committee of the Board of Directors (or its delegate, as determined by the Board). Under the Incentive Plan, the Corporation has issued restricted stock and performance shares for its employees and restricted stock and restricted stock units (“RSUs”) to its directors.

The restricted stock granted under the Incentive Plan to employees becomes vested based on the employees’ continued service with Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock is determined based on a two-prong vesting schedule. The first part is vested ratably over five years commencing at the date of grant (the “graduated vesting portion”) and the second part is vested at termination of employment after attaining 55 years of age and 10 years of service (the “retirement vesting portion”). The graduated vesting portion is accelerated at termination of employment after attaining 55 years of age and 10 years of service. The vesting schedule for restricted shares granted on or after 2014 and prior to 2021 was modified as follows: the graduated vesting portion is vested ratably over four years commencing at the date of the grant and the retirement vesting portion is vested at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. The graduated vesting portion is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. Restricted stock granted on or after 2021 will vest ratably in equal annual installments over a period of 4 years or 3 years, depending in the classification of the employee.

The performance share award granted under the Incentive Plan consist of the opportunity to receive shares of Popular, Inc.’s common stock provided that the Corporation achieves certain goals during a three-year performance cycle. The goals will be based on two metrics weighted equally: the Relative Total Shareholder Return (“TSR”) and the Absolute Earnings per Share (“EPS”) goals. For grants issued on 2020 and 2021, the EPS goal is substituted by the Absolute Return on Average Assets (“ROA”) goal and the Absolute Return on Average Tangible Common Equity (“ROATCE”) respectively. The TSR metric is considered to be a market condition under ASC 718. For equity settled awards based on a market condition, the fair value is determined as of the grant date and is not subsequently revised based on actual performance. The EPS, ROA and ROATCE metrics are considered to be a performance condition under ASC 718. The fair value is determined based on the probability of achieving the EPS, ROA goal as of each reporting period. The TSR and EPS, ROA or ROATCE metrics are equally weighted and work independently. The number of shares that will ultimately vest ranges from 50% to a 150% of target based on both market (TSR) and performance (EPS, ROA and ROATCE) conditions. The performance shares vest at the end of the three-year performance cycle. If a participant terminates employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service, the performance shares shall continue outstanding and vest at the end of the performance cycle.

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-average grant date fair value
Non-vested at January 1, 2019	382,186	$36.41
Granted	218,169	55.55
Performance Shares Quantity Adjustment	15,061	55.72
Vested	(270,051)	44.73
Non-vested at December 31, 2019	345,365	$41.68
Granted	253,943	42.49
Performance Shares Quantity Adjustment	(7)	48.79
Vested	(234,421)	42.64
Forfeited	(6,368)	44.26
Non-vested at December 31, 2020	358,512	$41.23
Granted	191,479	69.38
Performance Shares Quantity Adjustment	54,306	54.21
Vested	(273,974)	55.11
Forfeited	(8,440)	43.48
Non-vested at December 31, 2021	321,883	$47.98

During the year ended December 31, 2021, 120,105 shares of restricted stock (2020 - 213,511; 2019 - 152,773) and 71,374 performance shares (2020 - 40,432; 2019 - 65,396) were awarded to management under the Incentive Plan.

During the year ended December 31, 2021, the Corporation recognized $8.6 million of restricted stock expense related to management incentive awards, with a tax benefit of $1.6 million (2020 - $7.6 million, with a tax benefit of $1.3 million; 2019 - $7.7 million, with a tax benefit of $1.2 million). During the year ended December 31, 2021, the fair market value of the restricted stock vested was $11.6 million at grant date and $18.6 million at vesting date. This triggers a windfall of $2.5 million that was recorded as a reduction on income tax expense. During the year ended December 31, 2021 the Corporation recognized $5.8 million of performance shares expense, with a tax benefit of $0.5 million (2020 - $2.3 million, with a tax benefit of $0.2 million; 2019 - $4.6 million, with a tax benefit of $0.3 million). The total unrecognized compensation cost related to non-vested restricted stock awards to members of management at December 31, 2021 was $8.9 million and is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted stock	Weighted-average grant date fair value	RSU	Weighted-average grant date fair value
Non-vested at January 1, 2019	-	-	-	-
Granted	1,052	$49.25	27,449	$57.64
Vested	(1,052)	49.25	(27,449)	57.64
Forfeited	-	-	-	-
Non-vested at December 31, 2019	-	-	-	-
Granted	-	$-	43,866	$35.47
Vested	-	-	(43,866)	35.47
Forfeited	-	-	-	-
Non-vested at December 31, 2020	-	-	-	-
Granted	-	$-	20,638	$78.20
Vested	-	-	(20,638)	78.20
Forfeited	-	-	-	-
Non-vested at December 31, 2021	-	-	-	-

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

For 2019, Directors elected shares of restricted stock and RSUs and for 2020 and 2021, all Directors elected RSUs. For the year ended December 31, 2021, 20,638 RSUs were granted to the Directors (2020 - 43,866; 2019 - 1,052; shares of restricted stock and 27,449 RSUs). For the year ended December 31, 2021, $1.9 million of restricted stock expense related to these RSUs was recognized, with a tax benefit of $0.4 million (2020 - $1.6 million with a tax benefit of $0.3 million; 2019 - $52 thousand with a tax benefit of $6 thousand for shares of restricted stock and $1.6 million with a tax benefit of $0.2 million for RSUs). The fair value at vesting date of the RSUs vested during the year ended December 31, 2021 for the Directors was $1.6 million.

Note 35 – Income taxes

The components of income tax expense for the years ended December 31, are summarized in the following table.

(In thousands)	2021	2020	2019
Current income tax (benefit) expense:
Puerto Rico	$69,415	$33,281	$2,251
Federal and States	10,232	3,613	3,598
Subtotal	79,647	36,894	5,849
Deferred income tax expense (benefit):
Puerto Rico	179,688	69,300	123,337
Federal and States	49,683	5,744	17,995
Subtotal	229,371	75,044	141,332
Total income tax expense	$309,018	$111,938	$147,181

The reasons for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows:

	2021		2020		2019
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$466,465	38%	$231,960	38%	$306,869	38%
Benefit of net tax exempt interest income	(139,426)	(12)	(126,232)	(20)	(145,597)	(18)
Effect of income subject to preferential tax rate	(11,981)	(1)	(10,141)	(2)	(9,562)	(1)
Deferred tax asset valuation allowance	20,932	2	15,276	2	16,992	2
Difference in tax rates due to multiple jurisdictions	(30,719)	(3)	(1,903)	-	(12,888)	(2)
Adjustment in net deferred tax due to change in the applicable tax rate	-	-	-	-	(6,559)	(1)
Unrecognized tax benefits	(5,484)	-	(2,163)	-	-	-
State and local taxes	14,629	1	4,350	-	4,749	1
Others	(5,398)	-	791	-	(6,823)	(1)
Income tax expense	$309,018	25%	$111,938	18%	$147,181	18%

For the year ended December 31, 2021, the Corporation recorded income tax expense of $309.0 million, compared to $111.9 million for the previous year. The increase in income tax expense was mainly due to higher pre-tax income during the year 2021 as compared to year 2020 resulting primarily from a lower provision for credit losses partially offset by higher net exempt interest income and higher income from the U.S. operations subject to lower statutory tax rate.

The results for the year 2019 include an additional income tax benefit of $26 million related to the revision of the amount of exempt income earned in prior years, that resulted in the amendment of income tax returns for Banco Popular de Puerto Rico for the years 2015 to 2017 and certain adjustments pertaining to tax periods for which the statute of limitations had expired.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation’s deferred tax assets and liabilities at December 31 were as follows:

	December 31, 2021
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$261	$2,781	$3,042
Net operating loss and other carryforward available	112,331	665,164	777,495
Postretirement and pension benefits	57,002	-	57,002
Deferred loan origination fees/cost	2,788	-	2,788
Allowance for credit losses	233,500	31,872	265,372
Deferred gains	1,642	-	1,642
Accelerated depreciation	5,246	7,422	12,668
FDIC-assisted transaction	152,665	-	152,665
Lease liability	31,211	23,894	55,105
Difference in outside basis from pass-through entities	54,781	-	54,781
Other temporary differences	38,512	8,418	46,930
Total gross deferred tax assets	689,939	739,551	1,429,490
Deferred tax liabilities:
Indefinite-lived intangibles	76,635	51,150	127,785
Unrealized net gain (loss) on trading and available-for-sale securities	4,329	2,817	7,146
Right of use assets	29,025	20,282	49,307
Deferred loan origination fees/cost	-	3,567	3,567
Other temporary differences	43,856	1,530	45,386
Total gross deferred tax liabilities	153,845	79,346	233,191
Valuation allowance	128,557	410,970	539,527
Net deferred tax asset	$407,537	$249,235	$656,772

	December 31, 2020
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$3,003	$5,269	$8,272
Net operating loss and other carryforward available	124,355	698,842	823,197
Postretirement and pension benefits	80,179	-	80,179
Deferred loan origination fees	12,079	(2,652)	9,427
Allowance for credit losses	373,010	38,606	411,616
Accelerated depreciation	3,439	5,390	8,829
FDIC-assisted transaction	152,665	-	152,665
Intercompany deferred gains	1,728	-	1,728
Lease liability	22,790	18,850	41,640
Difference in outside basis from pass-through entities	61,222	-	61,222
Other temporary differences	38,954	7,344	46,298
Total gross deferred tax assets	873,424	771,649	1,645,073
Deferred tax liabilities:
Indefinite-lived intangibles	73,305	37,745	111,050
Unrealized net gain (loss) on trading and available-for-sale securities	67,003	8,595	75,598
Right of use assets	20,708	15,510	36,218
Other temporary differences	50,247	1,169	51,416
Total gross deferred tax liabilities	211,263	63,019	274,282
Valuation allowance	112,871	407,225	520,096
Net deferred tax asset	$549,290	$301,405	$850,695

The net deferred tax asset shown in the table above at December 31, 2021 is reflected in the consolidated statements of financial condition as $0.7 billion in net deferred tax assets (in the “other assets” caption) (2020 - $0.9 billion in deferred tax asset in the “other assets” caption) and $825 thousand in deferred tax liabilities (in the “other liabilities” caption) (2020 - $897 thousand in deferred tax liabilities in the “other liabilities” caption), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

The deferred tax asset related to the NOLs outstanding at December 31, 2021 expires as follows:

(In thousands)
2022	$396
2023	1,363
2024	9,310
2025	13,516
2026	13,367
2027	15,202
2028	288,395
2029	119,297
2030	120,255
2031	117,210
2032	22,758
2033	10,749
2034	44,473
2035	1,079
2036	125
$777,495

At December 31, 2021 the net deferred tax asset of the U.S. operations amounted to $660 million with a valuation allowance of approximately $411 million, for a net deferred tax asset after valuation allowance of approximately $249 million. The Corporation evaluates the realization of the deferred tax asset by taxing jurisdiction. The U.S. operation is not in a cumulative three-year loss position and had sustained profitability for the three-year period ended December 31, 2021. Years 2020 and 2021 have been impacted by the COVID-19 pandemic and other events. Year 2020 was unfavorably impacted by the ACL reserve build-ups and the impairment of expenses on the branch closures in the New York region. Year 2021 has been favorably impacted by a strong economic recovery that resulted in ACL reserve releases, reversing the year 2020 build-up. The financial results for year 2021 is objectively verifiable positive evidence, evaluated together with the positive evidence of stable credit metrics, in combination with the length of the expiration of the NOLs. On the other hand, the Corporation evaluated the negative evidence accumulated over the years, including financial results lower than expectations and the uncertainty created by new variants of COVID-19. As of December 31, 2021, after weighting all positive and negative evidence, the Corporation concluded that it is more likely than not that approximately $249 million of the deferred tax asset from the U.S. operations, comprised mainly of net operating losses, will be realized. The Corporation based this determination on its estimated earnings available to realize the deferred tax asset for the remaining carryforward period, together with the historical level of book income adjusted by permanent differences. Management will continue to monitor and review the U.S. operation’s results and the pre-tax earnings forecast on a quarterly basis to assess the future realization of the deferred tax asset. Management will closely monitor factors, including, net income versus forecast, targeted loan growth, net interest income margin, allowance for credit losses, charge offs, NPLs inflows and NPA balances. Strong financial results during year 2022 together with the additional income expected from the recent acquisition of K2 assets, along with new tax initiatives could be considered additional positive evidence that, in the future, could overcome totally or partially the negative evidence evaluated as of December 31, 2021, that could result in future adjustments to the valuation allowance.

At December 31, 2021, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $408 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative loss position and has sustained profitability for the three year period ended December 31, 2021. This is considered a strong piece of objectively verifiable positive evidence that out weights any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Holding Company operation is in a cumulative loss position, taking into account taxable income exclusive of reversing temporary differences, for the three years period ending December 31, 2021. Management expects these losses will be a trend in future years. This objectively verifiable negative evidence is considered by management a strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, the Corporation has maintained a full valuation allowance on the deferred tax asset of $129 million as of December 2021.

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

The following table presents a reconciliation of unrecognized tax benefits.

(In millions)
Balance at January 1, 2020	$16.3
Reduction as a result of lapse of statute of limitations	(1.5)
Balance at December 31, 2020	$14.8
Reduction as a result of lapse of statute of limitations	(11.3)
Balance at December 31, 2021	$3.5

At December 31, 2021, the total amount of interest recognized in the statement of financial condition approximated $2.8 million (2020 - $4.8 million). The total interest expense recognized during 2021 was $892 thousand net of a reduction of $2.9 million due to the expiration of the statute of limitation (2020 - $2.0 million net of a reduction of $645 thousand). Management determined that, as of December 31, 2021 and 2020, there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico that, if recognized through earnings, would affect the Corporation’s effective tax rate, was approximately $5.5 million at December 31, 2021 (2020 - $10.2 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. As of December 31, 2021, the following years remain subject to examination in the U.S. Federal jurisdiction – 2018 and thereafter and in the Puerto Rico jurisdiction – 2017 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $1.4 million, including interest.

Note 36 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the years ended December 31, 2021, 2020 and 2019 are listed in the following table:

(In thousands)	2021	2020	2019
Income taxes paid	$64,997	$13,045	$14,461
Interest paid	170,442	240,342	369,383
Non-cash activities:
Loans transferred to other real estate	57,638	14,464	67,056
Loans transferred to other property	45,144	48,614	53,286
Total loans transferred to foreclosed assets	102,782	63,078	120,342
Loans transferred to other assets	7,219	7,117	16,503
Financed sales of other real estate assets	13,014	15,606	15,907
Financed sales of other foreclosed assets	43,060	34,492	30,840
Total financed sales of foreclosed assets	56,074	50,098	46,747
Financed sale of premises and equipment	31,085	31,350	-
Transfers from premises and equipment to long-lived assets held-for-sale	32,103	-	-
Transfers from loans held-in-portfolio to loans held-for-sale	69,890	82,299	-
Transfers from loans held-for-sale to loans held-in-portfolio	9,762	20,153	7,829
Loans securitized into investment securities[1]	732,533	508,071	458,758
Trades receivables from brokers and counterparties	64,824	64,092	39,364
Trades payable to brokers and counterparties	13,789	720,212	4,084
Recognition of mortgage servicing rights on securitizations or asset transfers	13,391	9,544	9,143
Loans booked under the GNMA buy-back option	19,798	24,244	72,480
Capitalization of Right of Use Assets	35,683	29,692	189,097
[1]	Includes loans securitized into trading securities and subsequently sold before year end.

The following table provides a reconciliation of cash and due from banks, and restricted cash reported within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

(In thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Cash and due from banks	$411,346	$484,859	$361,705
Restricted cash and due from banks	17,087	6,206	26,606
Restricted cash in money market investments	6,079	6,029	6,012
Total cash and due from banks, and restricted cash[2]	$434,512	$497,094	$394,323
[2]	Refer to Note 5 - Restrictions on cash and due from banks and certain securities for nature of restrictions.

Note 37 – Segment reporting

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at December 31, 2021, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

Popular U.S.:

Popular U.S. reportable segment consists of the banking operations of Popular Bank (PB), Popular Insurance Agency, U.S.A., and Popular Equipment Finance (PEF). PB operates through a retail branch network in the U.S. mainland under the name of Popular, and equipment leasing and financing services through PEF. Popular Insurance Agency, U.S.A. offers investment and insurance services across the PB branch network.

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

The tables that follow present the results of operations and total assets by reportable segments:

December 31, 2021
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$1,674,589	$321,154	$6
Provision for credit losses (benefit)		(136,352)	(56,897)	-
Non-interest income		565,310	24,518	(548)
Amortization of intangibles		2,813	665	-
Depreciation expense		46,539	7,415	-
Other operating expenses		1,285,959	203,892	(544)
Income tax expense		253,479	56,538	-
Net income		$787,461	$134,059	$2
Segment assets		$64,336,681	$10,399,066	$(31,528)

December 31, 2021
	Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.
Net interest income (expense)	$1,995,749	$(38,159)	$-	$1,957,590
Provision for credit losses (benefit)	(193,249)	(215)	-	(193,464)
Non-interest income	589,280	56,535	(3,687)	642,128
Amortization of intangibles	3,478	5,656	-	9,134
Depreciation expense	53,954	1,150	-	55,104
Other operating expenses	1,489,307	(545)	(3,725)	1,485,037
Income tax expense (benefit)	310,017	(1,085)	86	309,018
Net income	$921,522	$13,415	$(48)	$934,889
Segment assets	$74,704,219	$5,458,718	$(5,065,038)	$75,097,899

December 31, 2020
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$1,593,599	$302,517	$11
Provision for credit losses		210,955	81,486	-
Non-interest income		445,893	24,285	(553)
Amortization of intangibles		5,634	665	-
Depreciation expense		47,890	9,558	-
Other operating expenses		1,169,816	228,406	(544)
Income tax expense		106,211	7,411	-
Net income (loss)		$498,986	$(724)	$2
Segment assets		$55,353,626	$10,255,954	$(33,935)

December 31, 2020
	Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.
Net interest income (expense)	$1,896,127	$(39,514)	$-	$1,856,613
Provision for credit losses	292,441	95	-	292,536
Non-interest income	469,625	46,442	(3,755)	512,312
Amortization of intangibles	6,299	98	-	6,397
Depreciation expense	57,448	1,004	-	58,452
Other operating expenses	1,397,678	(1,212)	(3,486)	1,392,980
Income tax expense (benefit)	113,622	(1,560)	(124)	111,938
Net income	$498,264	$8,503	$(145)	$506,622
Segment assets	$65,575,645	$5,214,439	$(4,864,084)	$65,926,000

December 31, 2019
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$1,633,950	$295,470	$(51)
Provision for credit losses		135,495	30,028	-
Non-interest income		506,739	23,160	(561)
Amortization of intangibles		8,610	664	-
Depreciation expense		49,058	8,263	-
Other operating expenses		1,208,458	205,219	(547)
Income tax expense		129,145	19,164	-
Net income		$609,923	$55,292	$(65)
Segment assets		$41,756,864	$10,056,316	$(18,576)

December 31, 2019
	Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.
Net interest income (expense)	$1,929,369	$(37,675)	$-	$1,891,694
Provision for credit losses	165,523	256	-	165,779
Non-interest income	529,338	43,901	(3,356)	569,883
Amortization of intangibles	9,274	96	-	9,370
Depreciation expense	57,321	746	-	58,067
Other operating expenses	1,413,130	55	(3,140)	1,410,045
Income tax expense (benefit)	148,309	(1,041)	(87)	147,181
Net income	$665,150	$6,114	$(129)	$671,135
Segment assets	$51,794,604	$5,228,276	$(4,907,556)	$52,115,324

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

December 31, 2021
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$734,501	$934,611	$5,477	$-	$1,674,589
Provision for credit losses (benefit)	(85,990)	(50,362)	-	-	(136,352)
Non-interest income	118,126	343,125	109,018	(4,959)	565,310
Amortization of intangibles	290	2,110	609	(196)	2,813
Depreciation expense	20,512	25,386	641	-	46,539
Other operating expenses	377,563	818,503	91,652	(1,759)	1,285,959
Income tax expense	180,874	66,616	5,989	-	253,479
Net income	$359,378	$415,483	$15,604	$(3,004)	$787,461
Segment assets	$64,994,081	$31,313,708	$2,038,402	$(34,009,510)	$64,336,681

December 31, 2020
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$653,091	$927,165	$13,343	$-	$1,593,599
Provision for credit losses	47,905	163,050	-	-	210,955
Non-interest income	100,329	249,464	97,443	(1,343)	445,893
Amortization of intangibles	197	3,609	1,828	-	5,634
Depreciation expense	20,488	26,746	656	-	47,890
Other operating expenses	303,534	782,521	85,122	(1,361)	1,169,816
Income tax expense (benefit)	104,617	(5,934)	7,528	-	106,211
Net income	$276,679	$206,637	$15,652	$18	$498,986
Segment assets	$49,806,766	$29,000,270	$2,218,444	$(25,671,854)	$55,353,626

December 31, 2019
Banco Popular de Puerto Rico
		Consumer	Other	Eliminations	Total Banco
	Commercial	and Retail	Financial	and Other	Popular de
(In thousands)	Banking	Banking	Services	Adjustments	Puerto Rico
Net interest income	$619,926	$1,009,196	$4,828	$-	$1,633,950
Provision for credit losses (benefit)	(46,099)	181,594	-	-	135,495
Non-interest income	99,758	303,268	106,218	(2,505)	506,739
Amortization of intangibles	195	4,294	4,121	-	8,610
Depreciation expense	20,024	28,411	623	-	49,058
Other operating expenses	309,762	835,582	65,631	(2,517)	1,208,458
Income tax expense	104,636	11,999	12,510	-	129,145
Net income	$331,166	$250,584	$28,161	$12	$609,923
Segment assets	$34,340,842	$23,976,004	$380,557	$(16,940,539)	$41,756,864

Geographic Information

The following information presents selected financial information based on the geographic location where the Corporation conducts its business. The banking operations of BPPR are primarily based in Puerto Rico, where it has the largest retail banking franchise. BPPR also conducts banking operations in the U.S. Virgin Islands, the British Virgin Islands and New York. BPPR’s banking operations in the United States include E-loan, an online platform used to offer personal loans, co-branded credit cards offerings and an online deposit gathering platform. In the Virgin Islands, the BPPR segment offers banking products, including loans and deposits. During the year ended December 31, 2021, the BPPR segment generated approximately $50.6 million (2020 - $55.3 million, 2019 - $55.7 million) in revenues from its operations in the United States, including net interest income, service charges on deposit accounts and other service fees. In addition, the BPPR segment generated $45.4 million in revenues (2020 - $44.2 million, 2019 - $47.6 million) from its operations in the U.S. and British Virgin Islands. At December 31, 2021, total assets for the BPPR segment related to its operations in the United States amounted to $589 million (2020 - $627 million).

(In thousands)	2021	2020	2019
Revenues:[1]
Puerto Rico	$2,136,481	$1,921,207	$2,016,089
United States	390,201	376,529	371,368
Other	73,036	71,189	74,120
Total consolidated revenues	$2,599,718	$2,368,925	$2,461,577
[1]

Total revenues include net interest income, service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss) on sale of debt securities, net gain, including impairment on equity securities, net (loss) profit on trading account debt securities, net (loss) gain on sale of loans, including valuation adjustments on loans held-for-sale, adjustments (expense) to indemnity reserves on loans sold, and other operating income.

Selected Balance Sheet Information
(In thousands)	2021	2020	2019
Puerto Rico
Total assets	$63,221,282	$54,143,954	$40,544,255
Loans	19,770,118	20,413,112	18,989,286
Deposits	57,211,608	47,586,880	34,664,243
United States
Total assets	$10,986,055	$10,878,030	$10,693,536
Loans	8,903,493	8,396,983	7,819,187
Deposits	7,777,232	7,672,549	7,664,792
Other
Total assets	$890,562	$904,016	$877,533
Loans	626,115	674,556	657,603
Deposits [1]	2,016,248	1,606,911	1,429,571
[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 38 - Popular, Inc. (holding company only) financial information

The following condensed financial information presents the financial position of Popular, Inc. Holding Company only at December 31, 2021 and 2020, and the results of its operations and cash flows for the years ended December 31, 2021, 2020 and 2019.

Condensed Statements of Condition
	December 31,
(In thousands)	2021	2020
ASSETS
Cash and due from banks (includes $79,660 due from bank subsidiary (2020 - $69,299))	$79,660	$69,299
Money market investments	205,646	111,596
Debt securities held-to-maturity, at amortized cost (includes $3,125 in common securities from statutory trusts (2020 - $8,726))[1]	3,125	8,726
Equity securities, at lower of cost or realizable value	19,711	16,049
Investment in BPPR and subsidiaries, at equity	3,858,701	4,327,188
Investment in Popular North America and subsidiaries, at equity	1,834,931	1,733,411
Investment in other non-bank subsidiaries, at equity	288,736	271,129
Other loans	29,445	31,473
Less - Allowance for credit losses	96	311
Premises and equipment	5,684	5,322
Investment in equity method investees	114,955	88,272
Other assets (includes $6,802 due from subsidiaries and affiliate (2020 - $5,518))	32,810	35,002
Total assets	$6,473,308	$6,697,156

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$401,990	$587,386
Other liabilities (includes $6,591 due to subsidiaries and affiliate (2020 - $3,779))	101,923	81,148
Stockholders’ equity	5,969,395	6,028,622
Total liabilities and stockholders’ equity	$6,473,308	$6,697,156
[1] Refer to Note 18 to the consolidated financial statements for information on the statutory trusts.

Condensed Statements of Operations
	Years ended December 31,
(In thousands)	2021	2020	2019
Income:
Dividends from subsidiaries	$792,000	$586,000	$408,000
Interest income (includes $828 due from subsidiaries and affiliates (2020 - $2,290; 2019 - $4,237))	4,303	4,949	6,669
Earnings from investments in equity method investees	29,387	17,841	17,279
Other operating income	-	1	1
Net (loss) gain, including impairment, on equity securities	(525)	1,494	988
Total income	825,165	610,285	432,937
Expenses:
Interest expense	36,444	38,528	38,528
Provision for credit losses (benefit)	(215)	95	256
Operating expense (income) (includes expenses for services provided by subsidiaries and affiliate of $13,546 (2020 - $13,140 ; 2019 - $14,400)), net of reimbursement by subsidiaries for services provided by parent of $162,019 (2020 - $138,729 ; 2019 - $106,725)	5,432	(921)	80
Total expenses	41,661	37,702	38,864
Income before income taxes and equity in undistributed earnings (losses) of subsidiaries	783,504	572,583	394,073
Income tax expense	352	17	-
Income before equity in undistributed earnings (losses) of subsidiaries	783,152	572,566	394,073
Equity in undistributed earnings (losses) of subsidiaries	151,737	(65,944)	277,062
Net income	$934,889	$506,622	$671,135
Comprehensive income, net of tax	$419,829	$866,551	$929,171

Condensed Statements of Cash Flows
	Years ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$934,889	$506,622	$671,135
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries, net of dividends or distributions	(151,737)	65,944	(277,062)
Provision for credit losses (benefit)	(215)	95	256
Amortization of intangibles	5,656	98	96
Net accretion of discounts and amortization of premiums and deferred fees	1,241	1,233	1,240
Share-based compensation	8,895	5,770	7,927
Earnings from investments under the equity method, net of dividends or distributions	(26,360)	(15,510)	(14,948)
Sale of foreclosed assets, including write-downs	59	-	-
Net (increase) decrease in:
Equity securities	(3,662)	(5,305)	(4,051)
Other assets	(1,970)	(8,327)	1,134
Net (decrease) increase in:
Interest payable	(1,042)	-	-
Other liabilities	19,095	2,470	2,508
Total adjustments	(150,040)	46,468	(282,900)
Net cash provided by operating activities	784,849	553,090	388,235
Cash flows from investing activities:
Net (increase) decrease in money market investments	(94,000)	110,000	(45,000)
Proceeds from calls, paydowns, maturities and redemptions of investment securities held-to-maturity	5,601	-	-
Net repayments on other loans	1,879	587	677
Capital contribution to subsidiaries	(12,900)	(10,000)	(9,000)
Return of capital from wholly owned subsidiaries	-	12,500	13,000
Return of capital from equity method investments	-	131	-
Acquisition of premises and equipment	(1,788)	(2,667)	(1,289)
Proceeds from sale of premises and equipment	83	285	3
Proceeds from sale of foreclosed assets	87	-	-
Net cash (used in) provided by investing activities	(101,038)	110,836	(41,609)
Cash flows from financing activities:
Payments of notes payable	(186,664)	-	-
Proceeds from issuance of common stock	10,493	15,175	13,451
Payments for repurchase of redeemable preferred stock	-	(28,017)	-
Dividends paid	(141,466)	(133,645)	(115,810)
Net payments for repurchase of common stock	(350,656)	(500,705)	(250,571)
Payments related to tax withholding for share-based compensation	(5,107)	(3,394)	(5,420)
Net cash used in financing activities	(673,400)	(650,586)	(358,350)
Net increase (decrease) in cash and due from banks, and restricted cash	10,411	13,340	(11,724)
Cash and due from banks, and restricted cash at beginning of period	69,894	56,554	68,278
Cash and due from banks, and restricted cash at end of period	$80,305	$69,894	$56,554

Popular, Inc. (parent company only) received distributions from its direct equity method investees amounting to $3.0 million for the year ended December 31, 2021 (2020 - $2.3 million; 2019 - $2.3 million), of which $2.3 million are related to dividend distributions (2020 - $2.3 million; 2019 - $2.3 million). There were no dividend distributions from PIBI for the year ended Dec 31, 2021 (2020 - $12.5 million; 2019 - $13.0 million). PIBI main source of income is derived from its investment in BHD.

Notes payable include junior subordinated debentures issued by the Corporation that are associated to capital securities issued by the Popular Capital Trust II and medium-term notes. Refer to Note 18 for a description of significant provisions related to these junior subordinated debentures. The following table presents the aggregate amounts by contractual maturities of notes payable at December 31, 2021:

Year	(In thousands)
2022	$-
2023	297,842
2024	-
2025	-
2026	-
Later years	104,148
Total	$401,990

Note 39 ─ Subsequent events

Accelerated Share Repurchase Transaction

On February 28, 2022, the Corporation entered into an accelerated share repurchase transaction of $400 million with respect to its common stock, which will be accounted for as a treasury stock transaction. Accordingly, as a result of the receipt of the initial shares, the Corporation will recognize in shareholders’ equity approximately $320 million in treasury stock and $80 million as a reduction of capital surplus. The Corporation expects to further adjust its treasury stock and capital surplus accounts to reflect the delivery or receipt of cash or shares upon the termination of the ASR agreement, which will depend on the average price of the Corporation’s shares during the term of the ASR, less a discount. The final settlement of the ASR is expected to occur no later than the third quarter of 2022.

Entry into Asset Purchase Agreement with Evertec; Renegotiation and Extension of Commercial Agreements

On February 24, 2022, the Corporation and BPPR, entered into an Asset Purchase Agreement (the “Purchase Agreement”), dated as of February 24, 2022, with EVERTEC and Evertec Group, LLC, a wholly owned subsidiary of EVERTEC (“EVERTEC Group”), pursuant to which BPPR will purchase from EVERTEC Group certain information technology and related assets currently used by EVERTEC to service certain of BPPR’s key channels (the “Acquired Assets”) under the Amended and Restated Master Service Agreement (the “MSA”), dated September 30, 2010, among Popular, BPPR and EVERTEC. In connection with the purchase of the Acquired Assets, BPPR will assume certain liabilities relating to the Acquired Assets (together with the purchase of the Acquired Assets, the “Transaction”). The Transaction is expected to close on or about June 30, 2022, subject to the satisfaction of certain closing conditions.

In connection with the consummation of the Transaction (the “Closing”), Popular or BPPR will transfer to EVERTEC Group, as consideration for the Transaction, shares of EVERTEC’s common stock (“EVERTEC Common Stock”) having an aggregate value equal to $197 million, subject to certain purchase price adjustments, calculated on the basis that each share of EVERTEC Common Stock is valued at $42.84 per share. As a result of this transfer, Popular expects that its percentage ownership of the outstanding shares of EVERTEC Common Stock will be reduced from its current level, which is approximately 16.2%, to approximately 10.5% immediately following the Closing.

In connection with the Closing, Popular and BPPR will also enter with EVERTEC into, among other commercial agreements, a Second Amended and Restated Master Services Agreement (the “Second A&R MSA”), pursuant to which EVERTEC Group will continue to provide various key information technology and various transaction processing services to Popular, BPPR and their respective subsidiaries, which services are provided under the currently effective MSA.

Under the Second A&R MSA, Popular and BPPR would no longer be subject to exclusivity provisions under the currently effective MSA that require Popular and BPPR to obtain certain services from EVERTEC Group, nor will they be subject to rights of first refusal that EVERTEC Group currently has under the currently effective MSA with respect to certain technology projects. In connection with the elimination of exclusivity provisions under the currently effective MSA, EVERTEC Group will be entitled to receive monthly payments from Popular and BPPR to the extent that EVERTEC Group’s revenues under the Second A&R MSA fall below certain agreed minimum amounts on an annualized basis (each, an “Annual Minimum”). The Annual Minimum will equal (i) $170 million for each one-year period from the effective date of the Second A&R MSA through September 30, 2025; (ii) $165 million for each one-year period from October 1, 2025 through September 30, 2026; and (iii) $160 million for each one-year period from October 1, 2026 through September 30, 2028 (in each case, pro-rated for any partial one-year period).

Under the currently effective MSA, EVERTEC Group is entitled to increase annually the fees charged under the MSA based on the annual increases in the Consumer Price Index (the “Annual MSA CPI Escalation”), subject to an annual cap of 5%. At the Closing, the Annual MSA CPI Escalation that became effective as of October 1, 2021 will be retroactively eliminated, and BPPR will receive a credit against fees payable under the Second A&R MSA equal to the amount by which the fees paid by BPPR for the period from October 1, 2021 through the Closing were increased as a result of the most recent Annual MSA CPI Escalation. Additionally, the cap on the Annual MSA CPI Escalation will be reduced relative to the currently effective MSA and will be capped (i) at 1.5% for each one-year period beginning on the effective date of the Second A&R MSA through September 30, 2025, and (ii) at 2% for each one-year period from October 1, 2025 through September 30, 2028 (or if lower, at the percentage by which the CPI increase during the prior one-year period exceeded 2%). In addition, beginning in October 2025, BPPR will receive a 10% fee discount for services provided under the Second A&R MSA.

At the Closing, EVERTEC and Popular will also enter into a Registration Rights and Sell-Down Agreement (the “Registration Rights Agreement”) pursuant to which Popular may sell to third parties during the 90-day period following the Closing (the “Sell-Down Period”) a sufficient number of its shares of EVERTEC Common Stock so as to reduce Popular’s ownership of shares of EVERTEC Common Stock to no more than 4.99% of the total number of shares of EVERTEC Common Stock issued and outstanding. At the end of the Sell-Down Period, if there are any shares of EVERTEC Common Stock beneficially owned, owned of record or controlled by Popular in excess of 4.5% of the total number of shares of EVERTEC Common Stock issued and outstanding (“Excess Common Stock”), EVERTEC shall cause all the shares of Excess Common Stock to be exchanged for shares of EVERTEC non-voting preferred stock (the “Non-Voting Preferred Stock”, and such conversion, the “Share Conversion”). Following the Share Conversion, if Popular at any point would beneficially own, own of record or control shares of Excess Common Stock, EVERTEC shall cause all such Excess Common Stock to be exchanged for Non-Voting Preferred Stock. The Non-Voting Preferred Stock will have identical rights and privileges as EVERTEC Common Stock, except that the Non-Voting Preferred Stock will be non-voting other than limited protective voting rights and will automatically convert into shares of EVERTEC Common Stock in the hands of a transferee after a transfer (i) in a widespread public distribution, (ii) to EVERTEC, (iii) in which no transferee (or group of associated transferees) would receive 2% or more of the outstanding securities of any class of voting securities of EVERTEC or (iv) to a transferee that would control more than 50% of every class of voting securities of EVERTEC without any such transfer.

The Registration Rights Agreement contains customary registration rights with respect to the shares of EVERTEC Common Stock and Non-Voting Preferred Stock held by Popular, including customary indemnification provisions, similar to the registration rights provided for in the Stockholder Agreement (the “Stockholder Agreement”), dated April 17, 2012, among Carib Latam Holdings, Inc., and each of the holders of Carib Latam Holdings, Inc., as amended on March 27, 2013, June 30, 2013 and November 13, 2013. Under the Stockholder Agreement, which will be terminated at Closing, Popular is currently entitled to, among other things, (1) nominate two directors for election to EVERTEC’s board of directors, (2) limited pre-emptive rights and (3) various registration rights with respect to EVERTEC Common Stock.

At the Closing, certain other commercial agreements will be entered into by and between Popular or BPPR (or both) and EVERTEC or EVERTEC Group, Inc., including (i) a Second Amended and Restated Independent Sales Organization Sponsorship and Services Agreement, pursuant to which BPPR will continue to sponsor EVERTEC Group as an independent sales organization with various credit card associations and will receive revenue sharing on a percentage of the net revenues of EVERTEC Group’s merchant acquiring business and person-to-business merchant services business, for an initial term commencing on the date of the Closing and ending on December 31, 2035 (a ten-year extension of the term of the currently effective agreement), and (ii) a Second Amended and Restated ATH Network Participation Agreement, pursuant to which BPPR will continue to be required to issue ATH-branded debit cards and may issue dual-branded debit cards having certain enhanced functionalities and will continue to have the ability to access the ATH Network and BPPR’s customers will continue to be able to access EVERTEC Group’s ATH Movil person-to-person and person-to-business services, for an initial term commencing on the date of the Closing and ending on September 30, 2030 (a five-year extension of the term of the currently effective agreement).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2022.

POPULAR, INC.
(Registrant)

By: /S/ IGNACIO ALVAREZ
Ignacio Alvarez
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ RICHARD L. CARRIÓN	Chairman of the Board	3-1-22
Richard L. Carrión
Chairman of the Board

/S/ IGNACIO ALVAREZ	President, Chief Executive Officer	3-1-22
Ignacio Alvarez	and Director
President and Chief Executive Officer

/S/ CARLOS J. VÁZQUEZ	Principal Financial Officer	3-1-22
Carlos J. Vázquez
Executive Vice President

/S/ JORGE J. GARCÍA	Principal Accounting Officer	3-1-22
Jorge J. García
Senior Vice President and Comptroller

/S/ ALEJANDRO M. BALLESTER	Director	3-1-22
Alejandro M. Ballester

S/ MARÍA LUISA FERRÉ	Director	3-1-22
María Luisa Ferré

/S/ C. KIM GOODWIN	Director	3-1-22
C. Kim Goodwin

/S/ JOAQUÍN E. BACARDÍ, III	Director	3-1-22
Joaquín E. Bacardi, III

/S/ CARLOS A. UNANUE	Director	3-1-22
Carlos A. Unanue

/S/ JOHN W. DIERCKSEN	Director	3-1-22
John W. Diercksen

/S/ MYRNA M. SOTO	Director	3-1-22
Myrna M. Soto

/S/ ROBERT CARRADY	Director	3-1-22
Robert Carrady

/S/ JOSÉ R. RODRÍGUEZ	Director	3-1-22
José R. Rodríguez

/S/ BETTY DEVITA	Director	3-1-22
Betty Devita