Form 10-Q
period 2022-03-31
POPULAR, INC.
filed 2022-05-10
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]		Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 76,572,954 shares outstanding as of May 5, 2022.

POPULAR, INC.
INDEX

Part I – Financial Information	Page

Item 1. Financial Statements

Unaudited Consolidated Statements of Financial Condition at March 31, 2022 and
December 31, 2021	6

Unaudited Consolidated Statements of Operations for the quarters
ended March 31, 2022 and 2021	7

Unaudited Consolidated Statements of Comprehensive Income for the
quarters ended March 31, 2022 and 2021	8

Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the
quarters ended March 31, 2022 and 2021	9

Unaudited Consolidated Statements of Cash Flows for the quarters
ended March 31, 2022 and 2021	11

Notes to Unaudited Consolidated Financial Statements	13

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	108

Item 3. Quantitative and Qualitative Disclosures about Market Risk	146

Item 4. Controls and Procedures	147

Part II – Other Information

Item 1. Legal Proceedings	147

Item 1A. Risk Factors	147

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	148

Item 3. Defaults Upon Senior Securities	148

Item 4. Mine Safety Disclosures	148

Item 5. Other information	148

Item 6. Exhibits	148

Signatures	150

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

• the impact of the debt restructuring under Title III of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”) and of other actions taken or to be taken to address Puerto Rico’s fiscal challenges on the value of our portfolio of Puerto Rico government securities and loans to governmental entities and of our commercial, mortgage and consumer loan portfolios where private borrowers could be directly affected by governmental action;

• the amount of Puerto Rico public sector deposits held at the Corporation, whose future balances are uncertain and difficult to predict and may be impacted by factors such as the amount of Federal funds received by the P.R. Government in connection with the COVID-19 pandemic and hurricane recovery assistance and the rate of expenditure of such funds, as well as the financial condition, liquidity and cash management practices of the Puerto Rico Government and its instrumentalities;

• the scope and duration of the COVID-19 pandemic (including the appearance of new strains of the virus), actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on us, our customers, service providers and third parties;

• risks related to Popular’s planned acquisition of certain information technology and related assets currently used by EVERTEC, Inc. to service certain of Banco Popular de Puerto Rico’s key channels, as well as the planned entry into amended and restated commercial agreements and the sale or conversion into non-voting of Popular’s ownership stake in Evertec (the “Transaction”), including: the length of time necessary to consummate the Transaction; the ability to satisfy the conditions to the closing thereof; the receipt of any regulatory approvals necessary to effect the Transaction and the contemplated return to stockholders of net gains resulting from a sale of EVERTEC, Inc. shares; the ability to successfully transition and integrate the assets acquired as part of the Transaction, as well as related operations, employees and third party contractors; unexpected costs, including, without limitation, costs due to exposure to any unrecorded liabilities or issues not identified during due diligence investigation of the Transaction or that are not subject to indemnification or reimbursement by EVERTEC, Inc.; risks that Popular may be affected by operational and other risks arising from the acquisition of the acquired assets, including the transition and integration thereof, or by adverse effects on relationships with customers, employees and service providers; and business and other risks arising from the extension of Popular’s current commercial agreements with EVERTEC, Inc., as well as the sale or conversion of EVERTEC, Inc. shares owned by Popular;

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

Moreover, the outcome of legal and regulatory proceedings, as discussed in “Part II, Item 1. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and/or juries. Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, as well as “Part II, Item 1A” of our Quarterly Reports on Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	March 31,	December 31,
(In thousands, except share information)	2022	2021
Assets:
Cash and due from banks	$439,148	$428,433
Money market investments:
Time deposits with other banks	10,069,692	17,536,719
Total money market investments	10,069,692	17,536,719
Trading account debt securities, at fair value:
Pledged securities with creditors’ right to repledge	-	-
Other trading account debt securities	36,042	29,711
Debt securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	72,639	93,330
Other debt securities available-for-sale	26,287,276	24,874,939
Debt securities held-to-maturity, at amortized cost (fair value 2022 - $75,882; 2021 - $83,368)	75,984	79,461
Less – Allowance for credit losses	7,844	8,096
Debt securities held-to-maturity, net	68,140	71,365
Equity securities (realizable value 2022 - $187,137; 2021 - $192,345)	186,348	189,977
Loans held-for-sale, at lower of cost or fair value	55,150	59,168
Loans held-in-portfolio	29,856,356	29,506,225
Less – Unearned income	268,166	265,668
Allowance for credit losses	677,792	695,366
Total loans held-in-portfolio, net	28,910,398	28,545,191
Premises and equipment, net	488,390	494,240
Other real estate	90,567	85,077
Accrued income receivable	204,466	203,096
Mortgage servicing rights, at fair value	125,358	121,570
Other assets	1,755,847	1,628,571
Goodwill	720,293	720,293
Other intangible assets	15,328	16,219
Total assets	$69,525,082	$75,097,899
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$16,096,666	$15,684,482
Interest bearing	46,765,629	51,320,606
Total deposits	62,862,295	67,005,088
Assets sold under agreements to repurchase	72,819	91,603
Other short-term borrowings	-	75,000
Notes payable	987,887	988,563
Other liabilities	930,835	968,248
Total liabilities	64,853,836	69,128,502
Commitments and contingencies (Refer to Note 20)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 885,726 shares issued and outstanding (2021 - 885,726)	22,143	22,143
Common stock, $0.01 par value; 170,000,000 shares authorized;104,594,794 shares issued (2021 - 104,579,334) and 76,487,523 shares outstanding (2021 - 79,851,169)	1,046	1,046
Surplus	4,571,111	4,650,182
Retained earnings	3,143,004	2,973,745
Treasury stock - at cost, 28,107,271 shares (2021 - 24,728,165)	(1,668,820)	(1,352,650)
Accumulated other comprehensive loss, net of tax	(1,397,238)	(325,069)
Total stockholders’ equity	4,671,246	5,969,397
Total liabilities and stockholders’ equity	$69,525,082	$75,097,899
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended March 31,
(In thousands, except per share information)	2022	2021
Interest income:
Loans	$426,791	$434,649
Money market investments	6,464	3,112
Investment securities	96,466	85,690
Total interest income	529,721	523,451
Interest expense:
Deposits	24,783	30,201
Short-term borrowings	80	143
Long-term debt	10,546	13,995
Total interest expense	35,409	44,339
Net interest income	494,312	479,112
Provision for credit losses (benefit)	(15,500)	(82,226)
Net interest income after provision for credit losses (benefit)	509,812	561,338
Service charges on deposit accounts	40,713	39,620
Other service fees	77,134	70,628
Mortgage banking activities (Refer to Note 9)	12,865	17,343
Net (loss) gain, including impairment, on equity securities	(2,094)	421
Net loss on trading account debt securities	(723)	(45)
Indemnity reserves on loans sold expense	(745)	(698)
Other operating income	27,542	26,384
Total non-interest income	154,692	153,653
Operating expenses:
Personnel costs	166,996	159,479
Net occupancy expenses	24,723	26,013
Equipment expenses	23,479	21,575
Other taxes	15,715	13,959
Professional fees	108,497	99,948
Communications	6,147	6,833
Business promotion	15,083	12,521
FDIC deposit insurance	7,372	5,968
Other real estate owned (OREO) income	(2,713)	(4,533)
Other operating expenses	36,149	32,714
Amortization of intangibles	891	1,051
Total operating expenses	402,339	375,528
Income before income tax	262,165	339,463
Income tax expense	50,479	76,831
Net Income	$211,686	$262,632
Net Income Applicable to Common Stock	$211,333	$262,279
Net Income per Common Share - Basic	$2.69	$3.13
Net Income per Common Share - Diluted	$2.69	$3.12
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Quarters ended March 31,
(In thousands)	2022	2021
Net income	$211,686	$262,632
Other comprehensive (loss) income before tax:
Foreign currency translation adjustment	(2,858)	569
Adjustment of pension and postretirement benefit plans	2,030	-
Amortization of net losses of pension and postretirement benefit plans	3,911	5,190
Unrealized holding losses on debt securities arising during the period	(1,219,023)	(397,327)
Unrealized net gains on cash flow hedges	3,888	2,223
Reclassification adjustment for net gains included in net income	(699)	(91)
Other comprehensive loss before tax	(1,212,751)	(389,436)
Income tax benefit	140,582	24,707
Total other comprehensive loss, net of tax	(1,072,169)	(364,729)
Comprehensive loss, net of tax	$(860,483)	$(102,097)

Tax effect allocated to each component of other comprehensive loss:	Quarters ended March 31,
(In thousands)	2022	2021
Adjustment of pension and postretirement benefit plans	$(761)	$-
Amortization of net losses of pension and postretirement benefit plans	(1,467)	(1,948)
Unrealized holding losses on debt securities arising during the period	143,193	27,382
Unrealized net gains on cash flow hedges	(749)	(866)
Reclassification adjustment for net gains included in net income	366	139
Income tax benefit	$140,582	$24,707
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	income (loss)	Total
Balance at December 31, 2020	$1,045	$22,143	$4,571,534	$2,260,928	$(1,016,954)	$189,991	$6,028,687
Net income				262,632			262,632
Issuance of stock			1,118				1,118
Dividends declared:
Common stock[1]				(33,754)			(33,754)
Preferred stock				(353)			(353)
Common stock purchases					(3,942)		(3,942)
Stock based compensation			(733)		8,633		7,900
Other comprehensive loss, net of tax						(364,729)	(364,729)
Balance at March 31, 2021	$1,045	$22,143	$4,571,919	$2,489,453	$(1,012,263)	$(174,738)	$5,897,559
Balance at December 31, 2021	$1,046	$22,143	$4,650,182	$2,973,745	$(1,352,650)	$(325,069)	$5,969,397
Net income				211,686			211,686
Issuance of stock			1,199				1,199
Dividends declared:
Common stock[1]				(42,074)			(42,074)
Preferred stock				(353)			(353)
Common stock purchases[2]			(80,000)		(324,920)		(404,920)
Stock based compensation			(270)		8,750		8,480
Other comprehensive loss, net of tax						(1,072,169)	(1,072,169)
Balance at March 31, 2022	$1,046	$22,143	$4,571,111	$3,143,004	$(1,668,820)	$(1,397,238)	$4,671,246
[1]	Dividends declared per common share during the quarter ended March 31, 2022 - $0.55 (2021 - $0.40).
[2]

During the quarter ended March 31, 2022, the Corporation entered into a $400 million accelerated share repurchase transaction with respect to its common stock. Refer to Note 17 for additional information.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the quarters ended
	March 31,	March 31,
Disclosure of changes in number of shares:	2022	2021
Preferred Stock:
Balance at beginning and end of period	885,726	885,726
Common Stock – Issued:
Balance at beginning of period	104,579,334	104,508,290
Issuance of stock	15,460	20,987
Balance at end of period	104,594,794	104,529,277
Treasury stock	(28,107,271)	(20,150,097)
Common Stock – Outstanding	76,487,523	84,379,180

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarters ended March 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$211,686	$262,632
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses (benefit)	(15,500)	(82,226)
Amortization of intangibles	891	1,051
Depreciation and amortization of premises and equipment	13,630	14,738
Net accretion of discounts and amortization of premiums and deferred fees	15,843	(12,361)
Interest capitalized on loans subject to the temporary payment moratorium or loss mitigation alternatives	(3,416)	(2,855)
Share-based compensation	8,276	8,905
Impairment losses on right-of-use and long-lived assets	-	303
Fair value adjustments on mortgage servicing rights	(1,017)	(512)
Adjustments to indemnity reserves on loans sold	745	698
Earnings from investments under the equity method, net of dividends or distributions	(15,099)	(12,088)
Deferred income tax expense	22,129	69,633
(Loss) gain on:
Disposition of premises and equipment and other productive assets	(2,363)	(4,443)
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	1,534	(4,977)
Sale of foreclosed assets, including write-downs	(7,566)	(6,090)
Acquisitions of loans held-for-sale	(55,134)	(63,261)
Proceeds from sale of loans held-for-sale	19,739	218,483
Net originations on loans held-for-sale	(98,356)	(327,742)
Net decrease (increase) in:
Trading debt securities	136,941	182,659
Equity securities	(111)	(3,197)
Accrued income receivable	(1,379)	(6,728)
Other assets	4,068	(4,942)
Net decrease in:
Interest payable	(7,106)	(8,498)
Pension and other postretirement benefits obligation	(196)	(1,071)
Other liabilities	(31,053)	(27,714)
Total adjustments	(14,500)	(72,235)
Net cash provided by operating activities	197,186	190,397
Cash flows from investing activities:
Net decrease in money market investments	7,467,248	72,284
Purchases of investment securities:
Available-for-sale	(5,747,659)	(6,828,725)
Equity	(845)	(1,296)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	3,109,090	4,492,494
Held-to-maturity	4,114	3,339
Proceeds from sale of investment securities:
Equity	4,585	64
Net (disbursements) repayments on loans	(236,365)	290,232
Proceeds from sale of loans	752	48,156
Acquisition of loan portfolios	(119,479)	(86,071)
Return of capital from equity method investments	-	682
Acquisition of premises and equipment	(15,205)	(17,850)
Proceeds from sale of:
Premises and equipment and other productive assets	578	8,497
Foreclosed assets	23,631	24,968
Net cash provided by (used in) investing activities	4,490,445	(1,993,226)

Cash flows from financing activities:
Net (decrease) increase in:
Deposits	(4,141,068)	1,881,314
Assets sold under agreements to repurchase	(18,784)	(34,469)
Other short-term borrowings	(75,000)	-
Payments of notes payable	(1,000)	(1,075)
Principal payments of finance leases	(833)	(1,133)
Proceeds from issuance of common stock	1,199	1,118
Dividends paid	(36,289)	(34,053)
Net payments for repurchase of common stock	(400,604)	(279)
Payments related to tax withholding for share-based compensation	(4,316)	(3,663)
Net cash (used in) provided by financing activities	(4,676,695)	1,807,760
Net increase in cash and due from banks, and restricted cash	10,936	4,931
Cash and due from banks, and restricted cash at beginning of period	434,512	497,094
Cash and due from banks, and restricted cash at the end of the period	$445,448	$502,025
The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial

Statements (Unaudited)

Note 1 – Nature of operations

Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the mainland United States (“U.S.”) and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, mortgage, and commercial banking services, through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the mainland U.S., the Corporation provides retail, mortgage and commercial banking services through its New York-chartered banking subsidiary, Popular Bank (“PB” or “Popular U.S.”), which has branches located in New York, New Jersey and Florida, and equipment leasing and financing services through Popular Equipment Finance (“PEF”), a wholly-owned subsidiary of PB based in Minnesota.

Note 2 – Basis of Presentation

Basis of Presentation

The consolidated interim financial statements have been prepared without audit. The Consolidated Statement of Financial Condition data at December 31, 2021 was derived from audited financial statements. The unaudited interim financial statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2021, included in the Corporation’s 2021 Form 10-K. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

		January 1, 2022	The Corporation was not impacted by the adoption of ASU 2021-05 during the first quarter of 2022 since it does not hold direct financing leases with variable lease payments.

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

January 1, 2022

The Corporation was not impacted by the adoption of ASU 2021-04 during the first quarter of 2022 since it does not hold freestanding equity-classified written call options under the scope of this guidance.

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

January 1, 2022

The Corporation adopted ASU 2020-06 during the first quarter of 2022. There was no material impact upon the adoption in the analysis of the accelerated share repurchase transaction discussed in Note 17, which was classified as an equity instrument and the related potential shares were considered in its dilutive earnings per share calculation.

Accounting Standards Updates Not Yet Adopted

Standard	Description	Date of adoption	Effect on the financial statements
FASB ASU 2022-02, Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures

The FASB issued ASU 2022-02 in March 2022, which eliminates the accounting guidance for TDRs in Subtopic 310-40 Receivables—Troubled Debt Restructurings by Creditors and requires to apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. In addition, the ASU enhances the disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty and enhances the vintage disclosure by requiring to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases.

		January 1, 2023	The Corporation is currently evaluating the impact that the adoption of this guidance will have on its presentation and disclosures.
FASB ASU 2022-01, Derivatives and Hedging (Topic 815) – Fair Value Hedging—Portfolio Layer Method

The FASB issued ASU 2022-01 in March 2022, which amends ASC Topic 815 by allowing non prepayable financial assets also to be included in a closed portfolio hedged using the portfolio layer method. This amendment permits an entity to apply fair value hedging to a stated amount of a closed portfolio of prepayable and non-prepayable financial assets without considering prepayment risk or credit risk when measuring those assets.

		January 1, 2023	The Corporation is currently evaluating the impact of this amendment on its consolidated financial statements.

For other recently issued Accounting Standards Updates not yet effective, refer to Note 3 to the Consolidated Financial Statements included in the 2021 Form 10-K.

Note 4 - Restrictions on cash and due from banks and certain securities

BPPR is required by regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $2.8 billion at March 31, 2022 (December 31, 2021 - $2.7 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At March 31, 2022, the Corporation held $92 million in restricted assets in the form of funds deposited in money market accounts, debt securities available for sale and equity securities (December 31, 2021 - $50 million). The restricted assets held in debt securities available for sale and equity securities consist primarily of assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 5 – Debt securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities available-for-sale at March 31, 2022 and December 31, 2021.

	At March 31, 2022
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
U.S. Treasury securities
Within 1 year	$3,330,374	$7,509	$3,844	$3,334,039	0.98%
After 1 to 5 years	10,844,508	5,396	416,936	10,432,968	1.17
After 5 to 10 years	4,704,946	-	292,842	4,412,104	1.32
Total U.S. Treasury securities	18,879,828	12,905	713,622	18,179,111	1.18
Obligations of U.S. Government sponsored entities
Within 1 year	70	1	-	71	5.59
Total obligations of U.S. Government sponsored entities	70	1	-	71	5.59
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	2,062	-	18	2,044	2.12
After 5 to 10 years	47,568	6	1,191	46,383	1.56
After 10 years	146,811	714	4,737	142,788	2.19
Total collateralized mortgage obligations - federal agencies	196,441	720	5,946	191,215	2.04
Mortgage-backed securities
Within 1 year	3	-	-	3	2.11
After 1 to 5 years	65,835	256	413	65,678	2.17
After 5 to 10 years	739,719	668	9,398	730,989	2.06
After 10 years	7,789,911	9,667	606,841	7,192,737	1.65
Total mortgage-backed securities	8,595,468	10,591	616,652	7,989,407	1.68
Other
After 1 to 5 years	109	2	-	111	3.62
Total other	109	2	-	111	3.62
Total debt securities available-for-sale[1]	$27,671,916	$24,219	$1,336,220	$26,359,915	1.34%
[1]

Includes $17.7 billion pledged to secure government and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $16.6 billion serve as collateral for public funds.

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

There were no debt securities sold during the quarters ended March 31, 2022 and 2021.

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021.

	At March 31, 2022
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$15,249,412	$681,815	$553,050	$31,807	$15,802,462	$713,622
Collateralized mortgage obligations - federal agencies	157,384	5,854	997	92	158,381	5,946
Mortgage-backed securities	2,763,780	126,822	4,613,565	489,830	7,377,345	616,652
Total debt securities available-for-sale in an unrealized loss position	$18,170,576	$814,491	$5,167,612	$521,729	$23,338,188	$1,336,220

	At December 31, 2021
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$9,590,448	$102,059	$-	$-	$9,590,448	$102,059
Collateralized mortgage obligations - federal agencies	35,533	334	1,084	29	36,617	363
Mortgage-backed securities	5,767,556	170,614	595,051	25,312	6,362,607	195,926
Total debt securities available-for-sale in an unrealized loss position	$15,393,537	$273,007	$596,135	$25,341	$15,989,672	$298,348

As of March 31, 2022, the portfolio of available-for-sale debt securities reflects gross unrealized losses of approximately $1.3 billion, driven mainly by fixed-rate U.S. Treasury Securities and mortgage-backed securities, which have been impacted by a decline in fair value as a result of the rising interest rate environment. The portfolio of available for sale securities is comprised mainly of U.S Treasuries and obligations from the U.S. Government, its agencies or government sponsored entities, including FNMA, FHMLC and GNMA. As discussed in Note 2 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2021, these securities carry an explicit or implicit guarantee from the U.S. Government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, the Corporation applies a zero-credit loss assumption and no ACL for these securities has been established.

Note 6 –Debt securities held-to-maturity

The following tables present the amortized cost, allowance for credit losses, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities held-to-maturity at March 31, 2022 and December 31, 2021.

	At March 31, 2022
		Allowance		Gross	Gross		Weighted
	Amortized	for Credit	Net of	unrealized	unrealized	Fair	average
(In thousands)	cost	Losses	Allowance	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$4,440	$13	$4,427	$13	$-	$4,440	6.10%
After 1 to 5 years	13,045	158	12,887	158	-	13,045	6.28
After 5 to 10 years	9,530	89	9,441	24	1	9,464	1.40
After 10 years	42,985	7,584	35,401	8,067	520	42,948	1.48
Total obligations of Puerto Rico, States and political subdivisions	70,000	7,844	62,156	8,262	521	69,897	2.66
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	24	-	24	1	-	25	6.44
Total collateralized mortgage obligations - federal agencies	24	-	24	1	-	25	6.44
Securities in wholly owned statutory business trusts
After 10 years	5,960	-	5,960	-	-	5,960	6.33
Total securities in wholly owned statutory business trusts	5,960	-	5,960	-	-	5,960	6.33
Total debt securities held-to-maturity	$75,984	$7,844	$68,140	$8,263	$521	$75,882	2.95%

	At December 31, 2021
		Allowance		Gross	Gross		Weighted
	Amortized	for Credit	Net of	unrealized	unrealized	Fair	average
(In thousands)	cost	Losses	Allowance	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$4,240	$7	$4,233	$4	$-	$4,237	6.07%
After 1 to 5 years	14,395	148	14,247	149	-	14,396	6.23
After 5 to 10 years	11,280	122	11,158	104	-	11,262	2.18
After 10 years	43,561	7,819	35,742	11,746	-	47,488	1.50
Total obligations of Puerto Rico, States and political subdivisions	73,476	8,096	65,380	12,003	-	77,383	2.79
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	25	-	25	-	-	25	6.44
Total collateralized mortgage obligations - federal agencies	25	-	25	-	-	25	6.44
Securities in wholly owned statutory business trusts
After 10 years	5,960	-	5,960	-	-	5,960	6.33
Total securities in wholly owned statutory business trusts	5,960	-	5,960	-	-	5,960	6.33
Total debt securities held-to-maturity	$79,461	$8,096	$71,365	$12,003	$-	$83,368	3.06%

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

At March 31, 2022 and December 31, 2021, the “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity, includes securities issued by municipalities of Puerto Rico that are generally not rated by a credit rating agency. This includes $27 million of general and special obligation bonds issued by three municipalities of Puerto Rico, that are payable primarily from certain property taxes imposed by the issuing municipality (December 31, 2021 - $30 million). In the case of general obligations, they also benefit from a pledge of the full faith, credit and unlimited taxing power of the issuing municipality, which is required by law to levy property taxes in an amount sufficient for the payment of debt service on such general obligation bonds. The Corporation performs periodic credit quality reviews of these securities and internally assigns standardized credit risk ratings based on its evaluation. The Corporation considers these ratings in its estimate to develop the allowance for credit losses associated with these securities. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 8 to the Consolidated Financial Statements.

The following presents the amortized cost basis of securities held by the Corporation issued by municipalities of Puerto Rico aggregated by the internally assigned standardized credit risk rating:

	At March 31, 2022	At December 31, 2021
(In thousands)	Securities issued by Puerto Rico municipalities
Watch	$15,075	$16,345
Pass	12,170	13,800
Total	$27,245	$30,145

At March 31, 2022, the portfolio of “Obligations of Puerto Rico, States and political subdivisions” also includes $43 million in securities issued by the Puerto Rico Housing Finance Authority (“HFA”), a government instrumentality, for which the underlying source of payment is second mortgage loans in Puerto Rico residential properties (not the government), but for which HFA, provides a guarantee in the event of default and upon the satisfaction of certain other conditions (December 31, 2021 - $43 million). These securities are not rated by a credit rating agency. The Corporation assesses the credit risk associated with these securities by evaluating the refreshed FICO scores of a representative sample of the underlying borrowers. At March 31, 2022, the average refreshed FICO score for the representative sample, comprised of 65% of the nominal value of the securities, used for the loss estimate was of 704 (compared to 64% and 704, respectively, at December 31, 2021). The loss estimates for this portfolio was based on the methodology established under CECL for similar loan obligations. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio.

A further deterioration of the Puerto Rico economy or of the fiscal health of the Government of Puerto Rico and/or its instrumentalities (including if any of the issuing municipalities become subject to a debt restructuring proceeding under PROMESA) could further affect the value of these securities, resulting in losses to the Corporation.

Refer to Note 20 to the Consolidated Financial Statements for additional information on the Corporation’s exposure to the Puerto Rico Government.

Delinquency status

At March 31, 2022 and December 31, 2021, there were no securities held-to-maturity in past due or non-performing status.

Allowance for credit losses on debt securities held-to-maturity

The following table provides the activity in the allowance for credit losses related to debt securities held-to-maturity by security type at March 31, 2022 and March 31, 2021:

	For the quarters ended March 31,
	2022	2021
(In thousands)	Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance	$8,096	$10,261
Provision for credit losses (benefit)	(252)	(165)
Securities charged-off	-	-
Recoveries	-	-
Ending balance	$7,844	$10,096

The allowance for credit losses for the Obligations of Puerto Rico, States and political subdivisions includes $0.3 million for securities issued by municipalities of Puerto Rico, and $7.5 million for bonds issued by the Puerto Rico HFA, which are secured by second mortgage loans on Puerto Rico residential properties (compared to $0.3 million and $7.8 million, respectively, at December 31, 2021).

Note 7 – Loans

For a summary of the accounting policies related to loans, interest recognition and allowance for credit losses refer to Note 2 - Summary of Significant Accounting Policies of the 2021 Form 10-K.

During the quarter ended March 31, 2022, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $82 million including $3 million in Purchased Credit Deteriorated (“PCD”) loans and consumer loans of $91 million; compared to purchases (including repurchases) of mortgage loans of $126 million including $6 million in PCD loans and commercial loans of $21 million, during the quarter ended March 31, 2021.

The Corporation performed whole-loan sales involving approximately $19 million of residential mortgage loans and $1 million of commercial loans during the quarter ended March 31, 2022 (March 31, 2021 - $66 million of residential mortgage loans and $17 million of commercial loans). Also, during the quarter ended March 31, 2022, the Corporation securitized approximately $78 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities and $58 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities, compared to $102 million and $86 million, respectively, during the quarter ended March 31, 2021. Also, the Corporation securitized approximately $7 million of mortgage loans into Federal Home Loan Mortgage Corporation (“FHLMC”) mortgage-backed securities during the quarter ended March 31, 2022.

Delinquency status

The following tables present the amortized cost basis of loans held-in-portfolio (“HIP”), net of unearned income, by past due status, and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at March 31, 2022 and December 31, 2021.

March 31, 2022
Puerto Rico

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$2,130	$189	$274	$2,593	$160,648	$163,241	$274	$-
Commercial real estate:
Non-owner occupied	3,646	93	20,627	24,366	2,536,174	2,560,540	20,627	-
Owner occupied	4,024	50	49,732	53,806	1,396,696	1,450,502	49,732	-
Commercial and industrial	1,218	169	48,167	49,554	3,333,918	3,383,472	47,149	1,018
Construction	715	-	-	715	126,610	127,325	-	-
Mortgage	182,397	79,374	736,338	998,109	5,125,554	6,123,663	306,560	429,778
Leasing	9,819	2,446	3,766	16,031	1,410,091	1,426,122	3,766	-
Consumer:
Credit cards	5,817	3,728	9,049	18,594	896,966	915,560	-	9,049
Home equity lines of credit	-	-	23	23	3,093	3,116	-	23
Personal	10,215	6,184	19,157	35,556	1,267,920	1,303,476	19,157	-
Auto	51,497	11,353	27,514	90,364	3,339,798	3,430,162	27,514	-
Other	537	37	12,184	12,758	112,322	125,080	12,037	147
Total	$272,015	$103,623	$926,831	$1,302,469	$19,709,790	$21,012,259	$486,816	$440,015

March 31, 2022
Popular U.S.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$-	$-	$-	$-	$1,865,623	$1,865,623	$-	$-
Commercial real estate:
Non-owner occupied[1]	902	740	374	2,016	1,391,874	1,393,890	374	-
Owner occupied[1]	6,385	-	677	7,062	1,398,580	1,405,642	677	-
Commercial and industrial	10,925	602	4,891	16,418	1,788,918	1,805,336	4,352	539
Construction	-	-	-	-	617,458	617,458	-	-
Mortgage	13,006	1,069	21,826	35,901	1,166,782	1,202,683	21,826	-
Consumer:
Credit cards	-	-	-	-	26	26	-	-
Home equity lines of credit	259	15	5,248	5,522	68,437	73,959	5,248	-
Personal	739	558	627	1,924	203,381	205,305	627	-
Other	-	1	1	2	6,007	6,009	1	-
Total	$32,216	$2,985	$33,644	$68,845	$8,507,086	$8,575,931	$33,105	$539

[1] During the first quarter of 2022, the Corporation reclassified $0.9 billion of loans from the Commercial Real Estate (“CRE”) Non-Owner-Occupied category to the CRE Owner-Occupied category. The selected loans are primarily to skilled and assisted living nursing homes where the majority of the revenues, which are the basis for the repayment of the loans, are generated from medical and related operational activities. These loans meet the type of business and source requirements as defined in the regulatory guidance allowing this classification.

March 31, 2022
Popular, Inc.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP[2] [3]	loans	loans
Commercial multi-family	$2,130	$189	$274	$2,593	$2,026,271	$2,028,864	$274	$-
Commercial real estate:
Non-owner occupied	4,548	833	21,001	26,382	3,928,048	3,954,430	21,001	-
Owner occupied	10,409	50	50,409	60,868	2,795,276	2,856,144	50,409	-
Commercial and industrial	12,143	771	53,058	65,972	5,122,836	5,188,808	51,501	1,557
Construction	715	-	-	715	744,068	744,783	-	-
Mortgage[1]	195,403	80,443	758,164	1,034,010	6,292,336	7,326,346	328,386	429,778
Leasing	9,819	2,446	3,766	16,031	1,410,091	1,426,122	3,766	-
Consumer:
Credit cards	5,817	3,728	9,049	18,594	896,992	915,586	-	9,049
Home equity lines of credit	259	15	5,271	5,545	71,530	77,075	5,248	23
Personal	10,954	6,742	19,784	37,480	1,471,301	1,508,781	19,784	-
Auto	51,497	11,353	27,514	90,364	3,339,798	3,430,162	27,514	-
Other	537	38	12,185	12,760	118,329	131,089	12,038	147
Total	$304,231	$106,608	$960,475	$1,371,314	$28,216,876	$29,588,190	$519,921	$440,554
[1]

It is the Corporation’s policy to report delinquent residential mortgage loans insured by Federal Housing Administration (“FHA”) or guaranteed by the U.S. Department of Veterans Affairs (“VA”) as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. The balance of these loans includes $13 million at March 31, 2022 related to the rebooking of loans previously pooled into GNMA securities, in which the Corporation had a buy-back option as further described below. Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to repurchases option are required to be reflected (rebooked) on the financial statements of BPPR with an offsetting liability. These balances include $266 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of March 31, 2022. Furthermore, the Corporation has approximately $45 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

[2]	Loans held-in-portfolio are net of $268 million in unearned income and exclude $55 million in loans held-for-sale.
[3]

Includes $6.4 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $3.0 billion were pledged at the Federal Home Loan Bank ("FHLB") as collateral for borrowings and $1.7 billion at the Federal Reserve Bank ("FRB") for discount window borrowings and $1.7 billion serve as collateral for public funds.

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
[3]

Includes $6.6 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $3.2 billion were pledged at the FHLB as collateral for borrowings and $1.7 billion at the FRB for discount window borrowings and $1.7 billion serve as collateral for public funds.

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

At March 31, 2022, mortgage loans held-in-portfolio include $1.9 billion (December 31, 2021 - $1.9 billion) of loans insured by the FHA, or guaranteed VA of which $0.4 billion (December 31, 2021 - $0.5 billion) are 90 days or more past due. These balances include $721 million in loans modified under a TDR (December 31, 2021 - $716 million), that are presented as accruing loans. The portfolio of guaranteed loans includes $266 million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of March 31, 2022 (December 31, 2021 - $304 million). The Corporation has approximately $45 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at March 31, 2022 (December 31, 2021 - $50 million).

Loans with a delinquency status of 90 days past due as of March 31, 2022 include $13 million in loans previously pooled into GNMA securities (December 31, 2021 - $13 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of BPPR with an offsetting liability. Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative.

The following tables present the amortized cost basis of non-accrual loans as of March 31, 2022 and 2021 by class of loans:

March 31, 2022
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance
Commercial multi-family	$-	$274	$-	$-	$-	$274
Commercial real estate non-owner occupied	15,477	5,150	-	374	15,477	5,524
Commercial real estate owner occupied	9,720	40,012	-	677	9,720	40,689
Commercial and industrial	27,536	19,613	-	4,352	27,536	23,965
Mortgage	159,025	147,535	-	21,826	159,025	169,361
Leasing	228	3,538	-	-	228	3,538
Consumer:
HELOCs	-	-	-	5,248	-	5,248
Personal	6,590	12,567	74	553	6,664	13,120
Auto	1,153	26,361	-	-	1,153	26,361
Other	263	11,774	-	1	263	11,775
Total	$219,992	$266,824	$74	$33,031	$220,066	$299,855

December 31, 2021
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance
Commercial multi-family	$-	$272	$-	$-	$-	$272
Commercial real estate non-owner occupied	15,819	4,897	-	622	15,819	5,519
Commercial real estate owner occupied	13,491	40,844	-	1,013	13,491	41,857
Commercial and industrial	30,177	14,547	-	3,897	30,177	18,444
Construction	-	485	-	-	-	485
Mortgage	169,827	164,060	29	21,940	169,856	186,000
Leasing	276	2,826	-	-	276	2,826
Consumer:
HELOCs	-	-	-	5,406	-	5,406
Personal	6,279	14,956	81	600	6,360	15,556
Auto	879	22,206	-	-	879	22,206
Other	-	12,448	-	-	-	12,448
Total	$236,748	$277,541	$110	$33,478	$236,858	$311,019

Loans in non-accrual status with no allowance at March 31, 2022 include $220 million in collateral dependent loans (December 31, 2021 - $237 million). The Corporation recognized $4 million in interest income on non-accrual loans during the quarter ended March 31, 2022 (March 31, 2021 - $4 million).

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

The following tables present the amortized cost basis of collateral-dependent loans, for which the ACL was measured based on the fair value of the collateral less cost to sell, by class of loans and type of collateral as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(In thousands)	Real Estate	Auto	Equipment	Accounts Receivables	Other	Total
Puerto Rico
Commercial multi-family	$1,367	$-	$-	$-	$-	$1,367
Commercial real estate:
Non-owner occupied	215,343	-	-	-	-	215,343
Owner occupied	40,200	-	-	-	-	40,200
Commercial and industrial	1,731	-	668	10,250	32,149	44,798
Mortgage	165,879	-	-	-	-	165,879
Leasing	-	652	6	-	-	658
Consumer:
Personal	6,585	-	-	-	-	6,585
Auto	-	6,781	-	-	-	6,781
Other	-	-	-	-	263	263
Total Puerto Rico	$431,105	$7,433	$674	$10,250	$32,412	$481,874
Popular U.S.
Mortgage	$731	-	-	-	-	$731
Total Popular U.S.	$731	$-	$-	$-	$-	$731
Popular, Inc.
Commercial multi-family	$1,367	$-	$-	$-	$-	$1,367
Commercial real estate:
Non-owner occupied	215,343	-	-	-	-	215,343
Owner occupied	40,200	-	-	-	-	40,200
Commercial and industrial	1,731	-	668	10,250	32,149	44,798
Mortgage	166,610	-	-	-	-	166,610
Leasing	-	652	6	-	-	658
Consumer:
Personal	6,585	-	-	-	-	6,585
Auto	-	6,781	-	-	-	6,781
Other	-	-	-	-	263	263
Total Popular, Inc.	$431,836	$7,433	$674	$10,250	$32,412	$482,605

	December 31, 2021
(In thousands)	Real Estate	Auto	Equipment	Accounts Receivables	Other	Total
Puerto Rico
Commercial multi-family	$1,374	$-	$-	$-	$-	$1,374
Commercial real estate:
Non-owner occupied	211,026	-	-	-	-	211,026
Owner occupied	47,268	-	-	-	-	47,268
Commercial and industrial	2,650	-	680	10,675	27,893	41,898
Mortgage	179,774	-	-	-	-	179,774
Leasing	-	574	-	-	-	574
Consumer:
Personal	6,165	-	-	-	-	6,165
Auto	-	8,983	-	-	-	8,983
Total Puerto Rico	$448,257	$9,557	$680	$10,675	$27,893	$497,062
Popular U.S.
Mortgage	$926	-	-	-	-	$926
Total Popular U.S.	$926	$-	$-	$-	$-	$926
Popular, Inc.
Commercial multi-family	$1,374	$-	$-	$-	$-	$1,374
Commercial real estate:
Non-owner occupied	211,026	-	-	-	-	211,026
Owner occupied	47,268	-	-	-	-	47,268
Commercial and industrial	2,650	-	680	10,675	27,893	41,898
Mortgage	180,700	-	-	-	-	180,700
Leasing	-	574	-	-	-	574
Consumer:
Personal	6,165	-	-	-	-	6,165
Auto	-	8,983	-	-	-	8,983
Total Popular, Inc.	$449,183	$9,557	$680	$10,675	$27,893	$497,988

Purchased Credit Deteriorated (PCD) Loans

The Corporation has purchased loans during the quarter for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(In thousands)	March 31, 2022	March 31, 2021
Purchase price of loans at acquisition	$2,002	$4,935
Allowance for credit losses at acquisition	612	1,356
Non-credit discount / (premium) at acquisition	99	121
Par value of acquired loans at acquisition	$2,713	$6,412

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

At March 31, 2022, the Corporation estimated the ACL by weighting the outputs of optimistic, baseline, and pessimistic scenarios. Among the three scenarios used to estimate the ACL, the baseline is assigned the highest probability, followed by the pessimistic scenario given the uncertainties in the economic outlook and downside risk. The weightings applied are subject to evaluation on a quarterly basis as part of the ACL’s governance process. The current baseline forecast continues to show a favorable economic scenario. 2022 annualized GDP growth of 3.5% and 3.7% is expected for Puerto Rico and United States, respectively. This represents a reduction for both Puerto Rico and United States since last quarter’s GDP growth forecast was 4.0% and 4.6%, respectively. Changes in assumptions related to fiscal stimulus and higher energy prices contributed to the reduction. The 2022 average unemployment rate is forecasted at 7.3% and 3.6% for Puerto Rico and United States, respectively, consistent with the previous estimate of 7.4% and 3.7%.

The following tables present the changes in the ACL of loans held-in-portfolio and unfunded commitments for the quarters ended March 31, 2022 and 2021.

For the quarter ended March 31, 2022
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$151,928	$1,641	$138,286	$17,578	$284,729	$594,162
Provision for credit losses (benefit)	(10,687)	357	(10,528)	386	7,811	(12,661)
Initial allowance for credit losses - PCD Loans	-	-	612	-	-	612
Charge-offs	(527)	-	(1,321)	(407)	(22,065)	(24,320)
Recoveries	4,757	416	4,313	841	8,491	18,818
Ending balance - loans	$145,471	$2,414	$131,362	$18,398	$278,966	$576,611
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,751	$2,388	$-	$-	$-	$4,139
Provision for credit losses (benefit)	(104)	(464)	-	-	-	(568)
Ending balance - unfunded commitments [1]	$1,647	$1,924	$-	$-	$-	$3,571
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended March 31, 2022
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$63,877	$4,722	$16,192	$16,413	$101,204
Provision for credit losses (benefit)	(5,332)	(1,725)	1,632	3,681	(1,744)
Charge-offs	(127)	-	-	(1,305)	(1,432)
Recoveries	754	1,128	20	1,251	3,153
Ending balance - loans	$59,172	$4,125	$17,844	$20,040	$101,181
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,384	$2,337	$-	$37	$3,758
Provision for credit losses (benefit)	(66)	(202)	-	(7)	(275)
Ending balance - unfunded commitments [1]	$1,318	$2,135	$-	$30	$3,483
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended March 31, 2022
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$215,805	$6,363	$154,478	$17,578	$301,142	$695,366
Provision for credit losses (benefit)	(16,019)	(1,368)	(8,896)	386	11,492	(14,405)
Initial allowance for credit losses - PCD Loans	-	-	612	-	-	612
Charge-offs	(654)	-	(1,321)	(407)	(23,370)	(25,752)
Recoveries	5,511	1,544	4,333	841	9,742	21,971
Ending balance - loans	$204,643	$6,539	$149,206	$18,398	$299,006	$677,792
Allowance for credit losses - unfunded commitments:
Beginning balance	$3,135	$4,725	$-	$-	$37	$7,897
Provision for credit losses (benefit)	(170)	(666)	-	-	(7)	(843)
Ending balance - unfunded commitments [1]	$2,965	$4,059	$-	$-	$30	$7,054
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended March 31, 2021
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$225,323	$4,871	$195,557	$16,863	$297,136	$739,750
Provision for credit losses (benefit)	(29,646)	1,306	(2,805)	(4,058)	(4,773)	(39,976)
Initial allowance for credit losses - PCD Loans	-	-	1,356	-	-	1,356
Charge-offs	(2,883)	(6,619)	(10,381)	(1,058)	(24,029)	(44,970)
Recoveries	4,317	702	2,078	940	17,459	25,496
Ending balance - loans	$197,111	$260	$185,805	$12,687	$285,793	$681,656
Allowance for credit losses - unfunded commitments:
Beginning balance	$4,913	$4,610	$-	$-	$-	$9,523
Provision for credit losses (benefit)	(1,000)	(4,365)	-	-	-	(5,365)
Ending balance - unfunded commitments [1]	$3,913	$245	$-	$-	$-	$4,158
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended March 31, 2021
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$108,057	$9,366	$20,159	$18,918	$156,500
Provision for credit losses (benefit)	(28,933)	(431)	(3,918)	(2,521)	(35,803)
Charge-offs	(383)	-	(1)	(3,256)	(3,640)
Recoveries	367	-	81	1,636	2,084
Ending balance - loans	$79,108	$8,935	$16,321	$14,777	$119,141
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,753	$4,469	$-	$106	$6,328
Provision for credit losses (benefit)	(310)	(566)	-	(41)	(917)
Ending balance - unfunded commitments [1]	$1,443	$3,903	$-	$65	$5,411
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended March 31, 2021
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$333,380	$14,237	$215,716	$16,863	$316,054	$896,250
Provision for credit losses (benefit)	(58,579)	875	(6,723)	(4,058)	(7,294)	(75,779)
Initial allowance for credit losses - PCD Loans	-	-	1,356	-	-	1,356
Charge-offs	(3,266)	(6,619)	(10,382)	(1,058)	(27,285)	(48,610)
Recoveries	4,684	702	2,159	940	19,095	27,580
Ending balance - loans	$276,219	$9,195	$202,126	$12,687	$300,570	$800,797
Allowance for credit losses - unfunded commitments:
Beginning balance	$6,666	$9,079	$-	$-	$106	$15,851
Provision for credit losses (benefit)	(1,310)	(4,931)	-	-	(41)	(6,282)
Ending balance - unfunded commitments [1]	$5,356	$4,148	$-	$-	$65	$9,569
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

Modifications

A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to troubled debt restructurings (“TDRs”), refer to the Summary of Significant Accounting Policies included in Note 2 to the 2021 Form 10-K.

The outstanding balance of loans classified as TDRs amounted to $1.7 billion at March 31, 2022 (December 31, 2021 - $1.7 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs amounted to $9 million related to the commercial loan portfolio at March 31, 2022 (December 31, 2021 - $9 million).

The following table presents the outstanding balance of loans classified as TDRs according to their accruing status and the related allowance at March 31, 2022 and December 31, 2021.

	March 31, 2022				December 31, 2021
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Loans held-in-portfolio:
Commercial	$302,795	$66,334	$369,129	$21,007	$261,344	$64,744	$326,088	$24,736
Mortgage[1]	1,151,887	101,024	1,252,911	60,308	1,143,204	112,509	1,255,713	61,888
Leasing	188	28	216	30	325	47	372	42
Consumer	60,652	10,194	70,846	15,592	64,093	10,556	74,649	16,124
Loans held-in-portfolio	$1,515,522	$177,580	$1,693,102	$96,937	$1,468,966	$187,856	$1,656,822	$102,790
[1] At March 31, 2022, accruing mortgage loan TDRs include $721 million guaranteed by U.S. sponsored entities at BPPR, compared to $716 million at December 31, 2021.

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters ended March 31, 2022 and 2021. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

For the quarter ended March 31, 2022
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	-	-	-	1
Commercial real estate owner occupied	1	1	-	-
Commercial and industrial	1	5	-	11
Mortgage	1	34	288	1
Consumer:
Credit cards	15	-	-	15
Personal	25	20	-	-
Auto	-	1	-	-
Total	43	61	288	28

For the quarter ended March 31, 2021
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	1	-	-
Commercial real estate non-owner occupied	-	9	-	-
Commercial real estate owner occupied	2	20	-	-
Commercial and industrial	-	8	-	-
Mortgage	8	40	360	-
Leasing	-	-	1	-
Consumer:
Credit cards	52	-	-	14
HELOCs	-	-	1	-
Personal	61	2	1	-
Auto	-	1	2	-
Other	4	-	-	-
Total	127	81	365	14

The following tables present, by class, quantitative information related to loans modified as TDRs during the quarters ended March 31, 2022 and 2021.

Popular, Inc.
For the quarter ended March 31, 2022
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$3,400	$3,400	$-
Commercial real estate owner occupied	2	729	727	-
Commercial and industrial	17	49,346	49,155	2,030
Mortgage	324	34,876	35,592	1,020
Consumer:
Credit cards	30	248	273	5
Personal	45	729	728	130
Auto	1	28	28	5
Total	420	$89,356	$89,903	$3,190

Popular, Inc.
For the quarter ended March 31, 2021
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$87	$86	$4
Commercial real estate non-owner occupied	9	3,295	3,281	141
Commercial real estate owner occupied	22	29,750	29,484	572
Commercial and industrial	8	222	218	8
Mortgage	408	47,654	49,729	1,046
Leasing	1	32	32	4
Consumer:
Credit cards	66	824	854	27
HELOCs	1	63	116	28
Personal	64	1,062	1,062	304
Auto	3	48	53	10
Other	4	6	6	1
Total	587	$83,043	$84,921	$2,145

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

Defaulted during the quarter ended March 31, 2022
(Dollars in thousands)	Loan count	Recorded investment as of first default date
Mortgage	6	$1,870
Consumer:
Credit cards	16	127
Personal	12	128
Total	34	$2,125

Defaulted during the quarter ended March 31, 2021
(Dollars in thousands)	Loan count	Recorded investment as of first default date
Commercial real estate owner occupied	2	$3,754
Commercial and industrial	2	224
Mortgage	23	1,732
Consumer:
Credit cards	40	535
Personal	6	260
Total	73	$6,505

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

The following tables present the amortized cost basis, net of unearned income, of loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at March 31, 2022 and December 31, 2021 by vintage year. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 8 to the Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended December 31, 2021.

March 31, 2022
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior Years			Total
Puerto Rico
Commercial:
Commercial multi-family
Watch	$-	$-	$-	$-	$-	$4,418	$-	$-	$4,418
Special mention	-	-	-	-	-	2,952	-	-	2,952
Substandard	-	-	-	986	-	6,102	100	-	7,188
Pass	12,788	24,608	21,061	34,410	25,152	30,451	213	-	148,683
Total commercial multi-family	$12,788	$24,608	$21,061	$35,396	$25,152	$43,923	$313	$-	$163,241

Commercial real estate non-owner occupied
Watch	$29,903	$117,431	$226,357	$29,725	$134,641	$167,332	$3,087	$-	$708,476
Special Mention	-	26,258	12,015	7,627	-	29,273	-	-	75,173
Substandard	3,393	4,294	27,555	19,856	37,249	72,503	-	-	164,850
Pass	181,148	499,552	197,587	87,349	36,193	601,857	8,355	-	1,612,041
Total commercial real estate non-owner occupied	$214,444	$647,535	$463,514	$144,557	$208,083	$870,965	$11,442	$-	$2,560,540

Commercial real estate owner occupied
Watch	$675	$7,705	$6,952	$7,887	$7,044	$108,001	$-	$-	$138,264
Special Mention	118	5,550	949	7,150	1,412	107,134	-	-	122,313
Substandard	-	4,999	1,021	988	34,997	108,747	-	-	150,752
Doubtful	-	-	-	-	-	641	-	-	641
Pass	29,665	273,843	151,427	48,295	53,440	462,038	19,824	-	1,038,532
Total commercial real estate owner occupied	$30,458	$292,097	$160,349	$64,320	$96,893	$786,561	$19,824	$-	$1,450,502
Commercial and industrial
Watch	$8,608	$93,150	$11,684	$23,180	$101,967	$80,917	$99,008	$-	$418,514
Special Mention	-	7,878	4,865	12,573	27,081	51,740	52,803	-	156,940
Substandard	35	2,189	5,933	2,983	23,533	89,083	41,040	-	164,796
Doubtful	-	-	-	-	-	96	-	-	96
Pass	224,627	766,346	187,160	272,866	48,585	372,756	770,786	-	2,643,126
Total commercial and industrial	$233,270	$869,563	$209,642	$311,602	$201,166	$594,592	$963,637	$-	$3,383,472

Construction
Watch	$6,644	$-	$-	$-	$-	$-	$-	$-	$6,644
Special Mention	1,797	-	-	-	-	-	-	-	1,797
Pass	184	28,486	58,323	1,903	-	-	29,988	-	118,884
Total construction	$8,625	$28,486	$58,323	$1,903	$-	$-	$29,988	$-	$127,325

Mortgage
Substandard	$119	$108	$1,224	$4,780	$5,402	$116,846	$-	$-	$128,479
Pass	59,395	473,279	299,789	217,561	254,971	4,690,189	-	-	5,995,184
Total mortgage	$59,514	$473,387	$301,013	$222,341	$260,373	$4,807,035	$-	$-	$6,123,663

Leasing
Substandard	$-	$678	$652	$1,051	$705	$631	$-	$-	$3,717
Loss	-	-	-	-	-	49	-	-	49
Pass	207,900	526,319	307,398	202,190	119,085	59,464	-	-	1,422,356
Total leasing	$207,900	$526,997	$308,050	$203,241	$119,790	$60,144	$-	$-	$1,426,122

March 31, 2022
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior Years			Total
Puerto Rico
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$9,049	$-	$9,049
Pass	-	-	-	-	-	-	906,511	-	906,511
Total credit cards	$-	$-	$-	$-	$-	$-	$915,560	$-	$915,560

HELOCs
Substandard	$-	$-	$-	$-	$-	$-	$23	$-	$23
Pass	-	-	-	-	-	-	3,093	-	3,093
Total HELOCs	$-	$-	$-	$-	$-	$-	$3,116	$-	$3,116

Personal
Substandard	$630	$1,078	$641	$1,956	$785	$13,421	$-	$1,321	$19,832
Loss	-	-	-	1	3	23	-	-	27
Pass	168,643	491,177	166,166	192,611	78,207	152,766	-	34,047	1,283,617
Total Personal	$169,273	$492,255	$166,807	$194,568	$78,995	$166,210	$-	$35,368	$1,303,476

Auto
Substandard	$-	$5,973	$8,556	$9,371	$4,900	$3,373	$-	$-	$32,173
Loss	-	32	33	58	16	14	-	-	153
Pass	311,670	1,174,172	756,985	580,986	373,406	200,617	-	-	3,397,836
Total Auto	$311,670	$1,180,177	$765,574	$590,415	$378,322	$204,004	$-	$-	$3,430,162

Other consumer
Substandard	$-	$-	$110	$20	$537	$7	$11,121	$-	$11,795
Loss	-	-	-	-	389	-	-	-	389
Pass	6,302	22,933	8,908	8,523	5,196	4,352	56,682	-	112,896
Total Other consumer	$6,302	$22,933	$9,018	$8,543	$6,122	$4,359	$67,803	$-	$125,080
Total Puerto Rico	$1,254,244	$4,558,038	$2,463,351	$1,776,886	$1,374,896	$7,537,793	$2,011,683	$35,368	$21,012,259

March 31, 2022
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior Years			Total
Popular U.S.
Commercial:
Commercial multi-family
Watch	$-	$8,569	$43,642	$40,570	$20,576	$123,917	$-	$-	$237,274
Special mention	-	-	1,217	8,973	29,613	35,180	-	-	74,983
Substandard	-	-	-	67,018	12,685	16,514	-	-	96,217
Pass	76,737	422,609	239,450	208,367	143,251	364,174	2,561	-	1,457,149
Total commercial multi-family	$76,737	$431,178	$284,309	$324,928	$206,125	$539,785	$2,561	$-	$1,865,623

Commercial real estate non-owner occupied
Watch	$-	$12,704	$16,909	$26,886	$46,012	$120,879	$97	$-	$223,487
Special Mention	-	-	-	3,183	1,808	25,948	-	-	30,939
Substandard	-	2,920	753	-	1,567	35,538	-	-	40,778
Pass	96,512	206,434	214,871	101,177	95,335	378,221	6,136	-	1,098,686
Total commercial real estate non-owner occupied	$96,512	$222,058	$232,533	$131,246	$144,722	$560,586	$6,233	$-	$1,393,890

Commercial real estate owner occupied
Watch	$-	$-	$5,343	$7,775	$12,654	$60,557	$4,222	$-	$90,551
Special Mention	-	-	-	-	5,174	15,902	-	-	21,076
Substandard	-	-	-	7,527	2,300	43,602	-	-	53,429
Pass	124,847	428,804	142,310	94,258	144,834	301,051	4,482	-	1,240,586
Total commercial real estate owner occupied	$124,847	$428,804	$147,653	$109,560	$164,962	$421,112	$8,704	$-	$1,405,642
Commercial and industrial
Watch	$691	$3,210	$3,104	$3,187	$8,894	$1,041	$17,121	$-	$37,248
Special Mention	825	2,323	6,896	635	530	207	8,983	-	20,399
Substandard	114	134	260	4,648	1,212	1,974	369	-	8,711
Loss	-	433	120	29	14	218	-	-	814
Pass	20,935	277,342	336,892	205,703	186,778	435,798	274,716	-	1,738,164
Total commercial and industrial	$22,565	$283,442	$347,272	$214,202	$197,428	$439,238	$301,189	$-	$1,805,336

Construction
Watch	$-	$3,959	$14,222	$26,775	$29,549	$35,090	$-	$-	$109,595
Special Mention	-	-	-	-	-	13,655	-	-	13,655
Substandard	-	-	-	-	15,841	10,184	-	-	26,025
Pass	7,352	134,447	145,675	136,487	5,650	38,572	-	-	468,183
Total construction	$7,352	$138,406	$159,897	$163,262	$51,040	$97,501	$-	$-	$617,458

Mortgage
Substandard	$-	$1,595	$4,338	$4,110	$1,054	$10,729	$-	$-	$21,826
Pass	63,698	318,614	258,525	206,391	60,663	272,966	-	-	1,180,857
Total mortgage	$63,698	$320,209	$262,863	$210,501	$61,717	$283,695	$-	$-	$1,202,683

March 31, 2022
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior Years			Total
Popular U.S.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$26	$-	$26
Total credit cards	$-	$-	$-	$-	$-	$-	$26	$-	$26

HELOCs
Substandard	$-	$-	$-	$-	$-	$2,928	$-	$814	$3,742
Loss	-	-	-	-	-	161	-	1,345	1,506
Pass	-	-	-	-	-	10,512	40,677	17,522	68,711
Total HELOCs	$-	$-	$-	$-	$-	$13,601	$40,677	$19,681	$73,959

Personal
Substandard	$-	$62	$73	$156	$82	$151	$-	$-	$524
Loss	-	5	62	2	-	34	-	-	103
Pass	75,243	69,809	15,416	31,855	5,688	6,667	-	-	204,678
Total Personal	$75,243	$69,876	$15,551	$32,013	$5,770	$6,852	$-	$-	$205,305

Other consumer
Substandard	$-	$-	$-	$-	$-	$-	$1	$-	$1
Pass	-	-	-	-	-	-	6,008	-	6,008
Total Other consumer	$-	$-	$-	$-	$-	$-	$6,009	$-	$6,009
Total Popular U.S.	$466,954	$1,893,973	$1,450,078	$1,185,712	$831,764	$2,362,370	$365,399	$19,681	$8,575,931

March 31, 2022
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior Years			Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch	$-	$8,569	$43,642	$40,570	$20,576	$128,335	$-	$-	$241,692
Special mention	-	-	1,217	8,973	29,613	38,132	-	-	77,935
Substandard	-	-	-	68,004	12,685	22,616	100	-	103,405
Pass	89,525	447,217	260,511	242,777	168,403	394,625	2,774	-	1,605,832
Total commercial multi-family	$89,525	$455,786	$305,370	$360,324	$231,277	$583,708	$2,874	$-	$2,028,864

Commercial real estate non-owner occupied
Watch	$29,903	$130,135	$243,266	$56,611	$180,653	$288,211	$3,184	$-	$931,963
Special Mention	-	26,258	12,015	10,810	1,808	55,221	-	-	106,112
Substandard	3,393	7,214	28,308	19,856	38,816	108,041	-	-	205,628
Pass	277,660	705,986	412,458	188,526	131,528	980,078	14,491	-	2,710,727
Total commercial real estate non-owner occupied	$310,956	$869,593	$696,047	$275,803	$352,805	$1,431,551	$17,675	$-	$3,954,430

Commercial real estate owner occupied
Watch	$675	$7,705	$12,295	$15,662	$19,698	$168,558	$4,222	$-	$228,815
Special Mention	118	5,550	949	7,150	6,586	123,036	-	-	143,389
Substandard	-	4,999	1,021	8,515	37,297	152,349	-	-	204,181
Doubtful	-	-	-	-	-	641	-	-	641
Pass	154,512	702,647	293,737	142,553	198,274	763,089	24,306	-	2,279,118
Total commercial real estate owner occupied	$155,305	$720,901	$308,002	$173,880	$261,855	$1,207,673	$28,528	$-	$2,856,144

Commercial and industrial
Watch	$9,299	$96,360	$14,788	$26,367	$110,861	$81,958	$116,129	$-	$455,762
Special Mention	825	10,201	11,761	13,208	27,611	51,947	61,786	-	177,339
Substandard	149	2,323	6,193	7,631	24,745	91,057	41,409	-	173,507
Doubtful	-	-	-	-	-	96	-	-	96
Loss	-	433	120	29	14	218	-	-	814
Pass	245,562	1,043,688	524,052	478,569	235,363	808,554	1,045,502	-	4,381,290
Total commercial and industrial	$255,835	$1,153,005	$556,914	$525,804	$398,594	$1,033,830	$1,264,826	$-	$5,188,808

March 31, 2022
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior Years			Total
Popular, Inc.

Construction
Watch	$6,644	$3,959	$14,222	$26,775	$29,549	$35,090	$-	$-	$116,239
Special Mention	1,797	-	-	-	-	13,655	-	-	15,452
Substandard	-	-	-	-	15,841	10,184	-	-	26,025
Pass	7,536	162,933	203,998	138,390	5,650	38,572	29,988	-	587,067
Total construction	$15,977	$166,892	$218,220	$165,165	$51,040	$97,501	$29,988	$-	$744,783

Mortgage
Substandard	$119	$1,703	$5,562	$8,890	$6,456	$127,575	$-	$-	$150,305
Pass	123,093	791,893	558,314	423,952	315,634	4,963,155	-	-	7,176,041
Total mortgage	$123,212	$793,596	$563,876	$432,842	$322,090	$5,090,730	$-	$-	$7,326,346

Leasing
Substandard	$-	$678	$652	$1,051	$705	$631	$-	$-	$3,717
Loss	-	-	-	-	-	49	-	-	49
Pass	207,900	526,319	307,398	202,190	119,085	59,464	-	-	1,422,356
Total leasing	$207,900	$526,997	$308,050	$203,241	$119,790	$60,144	$-	$-	$1,426,122

March 31, 2022
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior Years			Total
Popular, Inc.
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$9,049	$-	$9,049
Pass	-	-	-	-	-	-	906,537	-	906,537
Total credit cards	$-	$-	$-	$-	$-	$-	$915,586	$-	$915,586

HELOCs
Substandard	$-	$-	$-	$-	$-	$2,928	$23	$814	$3,765
Loss	-	-	-	-	-	161	-	1,345	1,506
Pass	-	-	-	-	-	10,512	43,770	17,522	71,804
Total HELOCs	$-	$-	$-	$-	$-	$13,601	$43,793	$19,681	$77,075

Personal
Substandard	$630	$1,140	$714	$2,112	$867	$13,572	$-	$1,321	$20,356
Loss	-	5	62	3	3	57	-	-	130
Pass	243,886	560,986	181,582	224,466	83,895	159,433	-	34,047	1,488,295
Total Personal	$244,516	$562,131	$182,358	$226,581	$84,765	$173,062	$-	$35,368	$1,508,781

Auto
Substandard	$-	$5,973	$8,556	$9,371	$4,900	$3,373	$-	$-	$32,173
Loss	-	32	33	58	16	14	-	-	153
Pass	311,670	1,174,172	756,985	580,986	373,406	200,617	-	-	3,397,836
Total Auto	$311,670	$1,180,177	$765,574	$590,415	$378,322	$204,004	$-	$-	$3,430,162

Other consumer
Substandard	$-	$-	$110	$20	$537	$7	$11,122	$-	$11,796
Loss	-	-	-	-	389	-	-	-	389
Pass	6,302	22,933	8,908	8,523	5,196	4,352	62,690	-	118,904
Total Other consumer	$6,302	$22,933	$9,018	$8,543	$6,122	$4,359	$73,812	$-	$131,089
Total Popular Inc.	$1,721,198	$6,452,011	$3,913,429	$2,962,598	$2,206,660	$9,900,163	$2,377,082	$55,049	$29,588,190

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Puerto Rico
Commercial:
Commercial multi-family
Watch	$-	$-	$-	$-	$-	$4,485	$-	$-	$4,485
Special mention	-	-	-	-	-	3,025	-	-	3,025
Substandard	-	-	982	-	-	6,257	100	-	7,339
Pass	24,936	21,288	34,840	25,311	2,066	31,468	11	-	139,920
Total commercial multi-family	$24,936	$21,288	$35,822	$25,311	$2,066	$45,235	$111	$-	$154,769

Commercial real estate non-owner occupied
Watch	$100,465	$228,852	$25,443	$137,044	$2,406	$205,304	$3,237	$-	$702,751
Special Mention	18,509	12,563	7,271	-	4,608	24,056	-	-	67,007
Substandard	30,155	27,790	24,200	25,456	2,770	72,407	-	-	182,778
Pass	513,087	88,662	88,353	37,999	42,522	557,052	9,712	-	1,337,387
Total commercial real estate non-owner occupied	$662,216	$357,867	$145,267	$200,499	$52,306	$858,819	$12,949	$-	$2,289,923

Commercial real estate owner occupied
Watch	$8,393	$8,612	$8,972	$6,958	$3,039	$121,716	$-	$-	$157,690
Special Mention	5,573	857	7,598	1,427	2,449	103,472	-	-	121,376
Substandard	6,960	1,028	1,646	35,529	1,869	113,288	-	-	160,320
Doubtful	-	-	-	-	76	612	-	-	688
Pass	238,533	198,442	44,943	23,112	32,585	429,651	16,389	-	983,655
Total commercial real estate owner occupied	$259,459	$208,939	$63,159	$67,026	$40,018	$768,739	$16,389	$-	$1,423,729
Commercial and industrial
Watch	$186,529	$12,542	$21,536	$103,835	$14,577	$90,776	$108,183	$-	$537,978
Special Mention	7,380	9,936	14,856	28,473	1,012	28,448	60,397	-	150,502
Substandard	2,190	1,091	3,041	35,826	66,771	45,168	38,003	-	192,090
Doubtful	-	-	-	-	-	62	-	-	62
Pass	843,661	335,369	275,357	84,084	72,580	333,869	702,896	-	2,647,816
Total commercial and industrial	$1,039,760	$358,938	$314,790	$252,218	$154,940	$498,323	$909,479	$-	$3,528,448

Construction
Substandard	-	$-	$485	$-	$-	$-	$-	$-	485
Pass	21,596	41,622	1,148	-	-	-	22,260	-	86,626
Total construction	$21,596	$41,622	$1,633	$-	$-	$-	$22,260	$-	$87,111

Mortgage
Substandard	$-	$954	$5,212	$5,613	$4,310	$122,690	$-	$-	$138,779
Pass	463,742	304,780	223,464	265,239	194,982	4,660,880	-	-	6,113,087
Total mortgage	$463,742	$305,734	$228,676	$270,852	$199,292	$4,783,570	$-	$-	$6,251,866

Leasing
Substandard	$124	$618	$880	$613	$613	$235	$-	$-	$3,083
Loss	-	-	-	1	16	2	-	-	19
Pass	613,452	328,085	222,770	133,112	62,881	17,917	-	-	1,378,217
Total leasing	$613,576	$328,703	$223,650	$133,726	$63,510	$18,154	$-	$-	$1,381,319

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Puerto Rico
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$8,577	$-	$8,577
Pass	-	-	-	-	-	-	911,274	-	911,274
Total credit cards	$-	$-	$-	$-	$-	$-	$919,851	$-	$919,851

HELOCs
Substandard	$-	$-	$-	$-	$-	$-	$23	$-	$23
Pass	-	-	-	-	-	-	3,548	-	3,548
Total HELOCs	$-	$-	$-	$-	$-	$-	$3,571	$-	$3,571

Personal
Substandard	$426	$610	$2,105	$866	$936	$15,680	$-	$1,385	$22,008
Loss	30	2	3	-	-	3	-	-	38
Pass	539,604	197,652	227,328	91,341	53,630	120,065	-	36,394	1,266,014
Total Personal	$540,060	$198,264	$229,436	$92,207	$54,566	$135,748	$-	$37,779	$1,288,060

Auto
Substandard	$3,080	$7,520	$9,498	$4,739	$2,210	$1,422	$-	$-	$28,469
Loss	42	11	-	-	-	-	-	-	53
Pass	1,259,800	808,339	637,300	420,293	177,104	80,829	-	-	3,383,665
Total Auto	$1,262,922	$815,870	$646,798	$425,032	$179,314	$82,251	$-	$-	$3,412,187

Other consumer
Substandard	$-	$114	$21	$487	$-	$135	$11,250	$-	$12,007
Loss	-	-	-	579	-	34	-	-	613
Pass	24,845	9,781	9,348	5,610	3,914	947	57,483	-	111,928
Total Other consumer	$24,845	$9,895	$9,369	$6,676	$3,914	$1,116	$68,733	$-	$124,548
Total Puerto Rico	$4,913,112	$2,647,120	$1,898,600	$1,473,547	$749,926	$7,191,955	$1,953,343	$37,779	$20,865,382

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular U.S.
Commercial:
Commercial multi-family
Watch	$8,600	$41,348	$56,229	$20,682	$37,343	$48,753	$-	$-	$212,955
Special mention	-	3,752	9,013	30,244	11,071	28,297	-	-	82,377
Substandard	-	-	67,149	12,748	-	18,644	-	-	98,541
Pass	422,613	241,805	201,298	144,534	46,809	352,724	4,205	-	1,413,988
Total commercial multi-family	$431,213	$286,905	$333,689	$208,208	$95,223	$448,418	$4,205	$-	$1,807,861

Commercial real estate non-owner occupied
Watch	$12,716	$22,109	$42,067	$56,576	$28,604	$154,289	$780	$-	$317,141
Special Mention	2,939	-	3,205	7,025	10,573	15,569	-	-	39,311
Substandard	-	756	6,405	14,544	11,384	60,323	-	-	93,412
Pass	543,667	356,071	156,925	211,432	250,516	346,606	8,386	-	1,873,603
Total commercial real estate non-owner occupied	$559,322	$378,936	$208,602	$289,577	$301,077	$576,787	$9,166	$-	$2,323,467

Commercial real estate owner occupied
Watch	$-	$239	$7,825	$8,150	$1,676	$17,132	$4,222	$-	$39,244
Special Mention	-	-	-	-	-	1,800	-	-	1,800
Substandard	-	-	1,148	2,878	-	20,841	-	-	24,867
Pass	129,898	46,737	34,355	23,845	26,236	63,463	3,928	-	328,462
Total commercial real estate owner occupied	$129,898	$46,976	$43,328	$34,873	$27,912	$103,236	$8,150	$-	$394,373
Commercial and industrial
Watch	$3,747	$4,667	$4,292	$9,273	$5	$1,530	$3,925	$-	$27,439
Special Mention	2,504	7,203	670	481	59	215	8,177	-	19,309
Substandard	537	97	4,559	495	168	1,890	159	-	7,905
Loss	262	58	108	17	51	191	-	-	687
Pass	273,254	339,564	211,695	191,086	115,146	339,336	284,710	-	1,754,791
Total commercial and industrial	$280,304	$351,589	$221,324	$201,352	$115,429	$343,162	$296,971	$-	$1,810,131

Construction
Watch	$-	$14,300	$23,547	$28,757	$34,205	$-	$-	$-	$100,809
Special Mention	-	-	-	-	-	13,622	-	-	13,622
Substandard	-	-	-	15,438	10,231	-	-	-	25,669
Pass	130,587	136,045	165,105	13,634	36,500	7,138	-	-	489,009
Total construction	$130,587	$150,345	$188,652	$57,829	$80,936	$20,760	$-	$-	$629,109

Mortgage
Substandard	$-	$4,338	$3,894	$967	$217	$12,680	$-	$-	$22,096
Pass	326,641	266,212	215,071	61,986	6,376	276,948	-	-	1,153,234
Total mortgage	$326,641	$270,550	$218,965	$62,953	$6,593	$289,628	$-	$-	$1,175,330

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular U.S.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$10	$-	$10
Total credit cards	$-	$-	$-	$-	$-	$-	$10	$-	$10

HELOCs
Substandard	$-	$-	$-	$-	$-	$3,006	$-	$935	$3,941
Loss	-	-	-	-	-	207	-	1,258	1,465
Pass	-	-	-	-	-	11,423	38,267	20,195	69,885
Total HELOCs	$-	$-	$-	$-	$-	$14,636	$38,267	$22,388	$75,291

Personal
Substandard	$72	$81	$250	$73	$17	$163	$2	$-	$658
Loss	-	-	4	-	-	19	-	-	23
Pass	75,538	19,411	43,346	7,418	2,802	5,625	124	-	154,264
Total Personal	$75,610	$19,492	$43,600	$7,491	$2,819	$5,807	$126	$-	$154,945

Other consumer
Pass	$-	$-	$-	$-	$-	$-	$4,658	$-	$4,658
Total Other consumer	$-	$-	$-	$-	$-	$-	$4,658	$-	$4,658
Total Popular U.S.	$1,933,575	$1,504,793	$1,258,160	$862,283	$629,989	$1,802,434	$361,553	$22,388	$8,375,175

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch	$8,600	$41,348	$56,229	$20,682	$37,343	$53,238	$-	$-	$217,440
Special mention	-	3,752	9,013	30,244	11,071	31,322	-	-	85,402
Substandard	-	-	68,131	12,748	-	24,901	100	-	105,880
Pass	447,549	263,093	236,138	169,845	48,875	384,192	4,216	-	1,553,908
Total commercial multi-family	$456,149	$308,193	$369,511	$233,519	$97,289	$493,653	$4,316	$-	$1,962,630

Commercial real estate non-owner occupied
Watch	$113,181	$250,961	$67,510	$193,620	$31,010	$359,593	$4,017	$-	$1,019,892
Special Mention	21,448	12,563	10,476	7,025	15,181	39,625	-	-	106,318
Substandard	30,155	28,546	30,605	40,000	14,154	132,730	-	-	276,190
Pass	1,056,754	444,733	245,278	249,431	293,038	903,658	18,098	-	3,210,990
Total commercial real estate non-owner occupied	$1,221,538	$736,803	$353,869	$490,076	$353,383	$1,435,606	$22,115	$-	$4,613,390

Commercial real estate owner occupied
Watch	$8,393	$8,851	$16,797	$15,108	$4,715	$138,848	$4,222	$-	$196,934
Special Mention	5,573	857	7,598	1,427	2,449	105,272	-	-	123,176
Substandard	6,960	1,028	2,794	38,407	1,869	134,129	-	-	185,187
Doubtful	-	-	-	-	76	612	-	-	688
Pass	368,431	245,179	79,298	46,957	58,821	493,114	20,317	-	1,312,117
Total commercial real estate owner occupied	$389,357	$255,915	$106,487	$101,899	$67,930	$871,975	$24,539	$-	$1,818,102

Commercial and industrial
Watch	$190,276	$17,209	$25,828	$113,108	$14,582	$92,306	$112,108	$-	$565,417
Special Mention	9,884	17,139	15,526	28,954	1,071	28,663	68,574	-	169,811
Substandard	2,727	1,188	7,600	36,321	66,939	47,058	38,162	-	199,995
Doubtful	-	-	-	-	-	62	-	-	62
Loss	262	58	108	17	51	191	-	-	687
Pass	1,116,915	674,933	487,052	275,170	187,726	673,205	987,606	-	4,402,607
Total commercial and industrial	$1,320,064	$710,527	$536,114	$453,570	$270,369	$841,485	$1,206,450	$-	$5,338,579

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular, Inc.

Construction
Watch	$-	$14,300	$23,547	$28,757	$34,205	$-	$-	$-	$100,809
Special Mention	-	-	-	-	-	13,622	-	-	13,622
Substandard	-	-	485	15,438	10,231	-	-	-	26,154
Pass	152,183	177,667	166,253	13,634	36,500	7,138	22,260	-	575,635
Total construction	$152,183	$191,967	$190,285	$57,829	$80,936	$20,760	$22,260	$-	$716,220

Mortgage
Substandard	$-	$5,292	$9,106	$6,580	$4,527	$135,370	$-	$-	$160,875
Pass	790,383	570,992	438,535	327,225	201,358	4,937,828	-	-	7,266,321
Total mortgage	$790,383	$576,284	$447,641	$333,805	$205,885	$5,073,198	$-	$-	$7,427,196

Leasing
Substandard	$124	$618	$880	$613	$613	$235	$-	$-	$3,083
Loss	-	-	-	1	16	2	-	-	19
Pass	613,452	328,085	222,770	133,112	62,881	17,917	-	-	1,378,217
Total leasing	$613,576	$328,703	$223,650	$133,726	$63,510	$18,154	$-	$-	$1,381,319

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular, Inc.
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$8,577	$-	$8,577
Pass	-	-	-	-	-	-	911,284	-	911,284
Total credit cards	$-	$-	$-	$-	$-	$-	$919,861	$-	$919,861

HELOCs
Substandard	$-	$-	$-	$-	$-	$3,006	$23	$935	$3,964
Loss	-	-	-	-	-	207	-	1,258	1,465
Pass	-	-	-	-	-	11,423	41,815	20,195	73,433
Total HELOCs	$-	$-	$-	$-	$-	$14,636	$41,838	$22,388	$78,862

Personal
Substandard	$498	$691	$2,355	$939	$953	$15,843	$2	$1,385	$22,666
Loss	30	2	7	-	-	22	-	-	61
Pass	615,142	217,063	270,674	98,759	56,432	125,690	124	36,394	1,420,278
Total Personal	$615,670	$217,756	$273,036	$99,698	$57,385	$141,555	$126	$37,779	$1,443,005

Auto
Substandard	$3,080	$7,520	$9,498	$4,739	$2,210	$1,422	$-	$-	$28,469
Loss	42	11	-	-	-	-	-	-	53
Pass	1,259,800	808,339	637,300	420,293	177,104	80,829	-	-	3,383,665
Total Auto	$1,262,922	$815,870	$646,798	$425,032	$179,314	$82,251	$-	$-	$3,412,187

Other consumer
Substandard	$-	$114	$21	$487	$-	$135	$11,250	$-	$12,007
Loss	-	-	-	579	-	34	-	-	613
Pass	24,845	9,781	9,348	5,610	3,914	947	62,141	-	116,586
Total Other consumer	$24,845	$9,895	$9,369	$6,676	$3,914	$1,116	$73,391	$-	$129,206
Total Popular Inc.	$6,846,687	$4,151,913	$3,156,760	$2,335,830	$1,379,915	$8,994,389	$2,314,896	$60,167	$29,240,557

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

The following table presents the components of mortgage banking activities:

	Quarters ended March 31,
(In thousands)	2022	2021
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$9,323	$9,715
Mortgage servicing rights fair value adjustments	1,088	512
Total mortgage servicing fees, net of fair value adjustments	10,411	10,227
Net (loss) gain on sale of loans, including valuation on loans held-for-sale	(1,534)	4,975
Trading account profit:
Unrealized gains on outstanding derivative positions	2	-
Realized profit on closed derivative positions	4,135	2,502
Total trading account profit	4,137	2,502
Losses on repurchased loans, including interest advances	(149)	(361)
Total mortgage banking activities	$12,865	$17,343

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

No liabilities were incurred as a result of these securitizations during the quarters ended March 31, 2022 and 2021 because they did not contain any credit recourse arrangements. During the quarter ended March 31, 2022, the Corporation recorded a net loss of $1.1 million (March 31, 2021 - a net gain of $3.7 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters ended March 31, 2022 and 2021:

	Proceeds Obtained During the Quarter Ended March 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$77,894	$-	$77,894
Mortgage-backed securities - FNMA	-	57,690	-	57,690
Mortgage-backed securities - FHLMC	-	7,118	-	7,118
Total trading account debt securities	$-	$142,702	$-	$142,702
Mortgage servicing rights	$-	$-	$2,409	$2,409
Total	$-	$142,702	$2,409	$145,111

	Proceeds Obtained During the Quarter Ended March 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$101,988	$-	$101,988
Mortgage-backed securities - FNMA	-	86,280	-	86,280
Total trading account debt securities	$-	$188,268	$-	$188,268
Mortgage servicing rights	$-	$-	$2,809	$2,809
Total	$-	$188,268	$2,809	$191,077

During the quarter ended March 31, 2022, the Corporation retained servicing rights on whole loan sales involving approximately $19 million in principal balance outstanding (March 31, 2021 - $65 million), with net realized gains of approximately $0.2 million (March 31, 2021 - gains of $1.3 million). All loan sales performed during the quarters ended March 31, 2022 and 2021 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the quarters ended March 31, 2022 and 2021.

Residential MSRs
(In thousands)	March 31, 2022	March 31, 2021
Fair value at beginning of period	$121,570	$118,395
Additions	2,771	3,636
Changes due to payments on loans[1]	(2,983)	(4,094)
Reduction due to loan repurchases	(252)	(556)
Changes in fair value due to changes in valuation model inputs or assumptions	4,252	5,162
Fair value at end of period[2]	$125,358	$122,543
[1] Represents changes due to collection / realization of expected cash flows over time.
[2] At March 31, 2022, PB had MSRs amounting to $1.8 million (March 31, 2021 - $1.0 million).

Residential mortgage loans serviced for others were $11.9 billion at March 31, 2022 (December 31, 2021 - $12.1 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. These servicing fees are credited to income when they are collected. At March 31, 2022, those weighted average mortgage servicing fees were 0.31% (March 31, 2021 - 0.30%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased. Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters ended March 31, 2022 and 2021 were as follows:
	Quarters ended
	March 31, 2022		March 31, 2021
	BPPR	PB	BPPR	PB
Prepayment speed	5.2%	10.0%	8.8%	21.4%
Weighted average life (in years)	9.4	6.9	7.2	3.5
Discount rate (annual rate)	10.3%	10.0%	10.5%	11.0%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
	March 31,	December 31,	March 31,	December 31,
(In thousands)	2022	2021	2022	2021
Fair value of servicing rights	$40,155	$40,058	$85,203	$81,512
Weighted average life (in years)	5.9	7.1	6.2	7.5
Weighted average prepayment speed (annual rate)	7.5%	7.7%	7.3%	7.6%
Impact on fair value of 10% adverse change	$(598)	$(1,500)	$(2,186)	$(1,486)
Impact on fair value of 20% adverse change	$(1,376)	$(2,359)	$(4,091)	$(3,495)
Weighted average discount rate (annual rate)	11.2%	11.2%	11.0%	11.0%
Impact on fair value of 10% adverse change	$(1,326)	$(2,079)	$(3,726)	$(2,731)
Impact on fair value of 20% adverse change	$(2,754)	$(3,452)	$(6,991)	$(5,832)

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

At March 31, 2022, the Corporation serviced $0.7 billion in residential mortgage loans with credit recourse to the Corporation (December 31, 2021 - $0.7 billion). Also refer to Note 19 to the Consolidated Financial Statements for information on changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At March 31, 2022, the Corporation had recorded $13 million in mortgage loans on its Consolidated Statements of Financial Condition related to this buy-back option program (December 31, 2021 - $13 million). Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative. As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation.

During the quarter ended March 31, 2022, the Corporation repurchased approximately $19 million (March 31, 2021 - $44 million) of mortgage loans from its GNMA servicing portfolio. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mainly related to principal and interest advances. The risk associated with the loans is reduced due to their guaranteed nature. The Corporation may place these loans under COVID-19 modification programs offered by FHA, VA or United States Department of Agriculture (USDA) or other loss mitigation programs offered by the Corporation, and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 11 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters ended March 31, 2022 and 2021.

	For the quarter ended March 31, 2022
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$15,017	$70,060	$85,077
Write-downs in value	(364)	(328)	(692)
Additions	2,687	19,240	21,927
Sales	(1,980)	(13,543)	(15,523)
Other adjustments	108	(330)	(222)
Ending balance	$15,468	$75,099	$90,567

	For the quarter ended March 31, 2021
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$13,214	$69,932	$83,146
Write-downs in value	(307)	(970)	(1,277)
Additions	3,850	1,873	5,723
Sales	(1,672)	(13,860)	(15,532)
Ending balance	$15,085	$56,975	$72,060

Note 12 − Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	March 31, 2022	December 31, 2021
Net deferred tax assets (net of valuation allowance)	$776,243	$657,597
Investments under the equity method	313,420	298,988
Prepaid taxes	32,147	37,924
Other prepaid expenses	89,245	79,845
Derivative assets	24,848	26,093
Trades receivable from brokers and counterparties	60,497	65,460
Principal, interest and escrow servicing advances	49,877	53,942
Guaranteed mortgage loan claims receivable	94,401	98,001
Operating ROU assets (Note 27)	132,229	141,748
Finance ROU assets (Note 27)	19,479	13,459
Others	163,461	155,514
Total other assets	$1,755,847	$1,628,571

The Corporation enters in the ordinary course of business into technology hosting arrangements that are service contracts. These arrangements can include capitalizable implementation costs that are amortized during the term of the hosting arrangement. The Corporation recognizes capitalizable implementation costs related to hosting arrangements that are service contracts within Others in the table above. As of March 31, 2022, the total capitalized implementation costs amounted to $21.6 million with an accumulated amortization of $9.7 million for a net value of $11.9 million, compared to total capitalized implementation costs amounting to $18.4 million with an accumulated amortization of $8.8 million for a net value of $9.6 million as of December 31, 2021. Total amortization expense for all capitalized implementation costs of hosting arrangements that are service contracts for the quarter ended March 31, 2022 was $0.9 million (March 31, 2021 - $0.8 million).

Note 13 – Goodwill and other intangible assets

Goodwill

There were no changes in the carrying amount of goodwill during the quarters ended March 31, 2022 and 2021.

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments:

March 31, 2022
	Balance at		Balance at
	March 31,	Accumulated	March 31,
	2022	impairment	2022
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248
Popular U.S.	564,456	164,411	400,045
Total Popular, Inc.	$888,505	$168,212	$720,293

December 31, 2021
	Balance at		Balance at
	December 31,	Accumulated	December 31,
	2021	impairment	2021
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248
Popular U.S.	564,456	164,411	400,045
Total Popular, Inc.	$888,505	$168,212	$720,293

Other Intangible Assets

At March 31, 2022 and December 31, 2021, the Corporation had $0.7 million of identifiable intangible assets with indefinite useful lives.

The following table reflects the components of other intangible assets subject to amortization:
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Value
March 31, 2022
Core deposits	$12,810	$9,074	$3,736
Other customer relationships	14,286	3,454	10,832
Total other intangible assets	$27,096	$12,528	$14,568
December 31, 2021
Core deposits	$12,810	$8,754	$4,056
Other customer relationships	14,286	2,883	11,403
Total other intangible assets	$27,096	$11,637	$15,459

During the quarter ended March 31, 2022, the Corporation recognized $0.9 million in amortization expense related to other intangible assets with definite useful lives (March 31, 2021 - $1.1 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2022	$2,384
Year 2023	3,179
Year 2024	2,938
Year 2025	1,750
Year 2026	1,440
Later years	2,877

Note 14 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:
(In thousands)	March 31, 2022	December 31, 2021
Savings accounts	$16,209,748	$15,871,998
NOW, money market and other interest bearing demand deposits	23,465,192	28,736,459
Total savings, NOW, money market and other interest bearing demand deposits	39,674,940	44,608,457
Certificates of deposit:
Under $250,000	4,116,459	4,086,059
$250,000 and over	2,974,230	2,626,090
Total certificates of deposit	7,090,689	6,712,149
Total interest bearing deposits	$46,765,629	$51,320,606

A summary of certificates of deposits by maturity at March 31, 2022 follows:

(In thousands)
2022	$3,914,729
2023	1,112,216
2024	747,887
2025	573,506
2026	508,775
2027 and thereafter	233,576
Total certificates of deposit	$7,090,689

At March 31, 2022, the Corporation had brokered deposits amounting to $ 0.9 billion (December 31, 2021 - $ 0.8 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $6 million at March 31, 2022 (December 31, 2021 - $6 million)

At March 31, 2022, public sector deposits amounted to $14.8 billion. The receipt by the Puerto Rico Government of additional COVID-19 pandemic and hurricane recovery related Federal assistance, and seasonal tax collections, could increase public deposit balances at BPPR in the near term. However, the rate at which public deposit balances may decline is uncertain and difficult to predict. The amount and timing of any such reduction is likely to be impacted by, for example, the speed at which COVID-19 pandemic and hurricane recovery federal assistance is distributed and the financial condition, liquidity and cash management practices of the Puerto Rico Government and its instrumentalities. During the quarter ended March 31, 2022, approximately $10.1 billion were withdrawn from the public sector deposits held by the Bank to make debt service payments and other administrative payments pursuant to the Plan of Adjustment for Puerto Rico.

Note 15 – Borrowings

Assets sold under agreements to repurchase

Assets sold under agreements to repurchase amounted to $73 million at March 31, 2022 and $92 million December 31, 2021.

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

Repurchase agreements accounted for as secured borrowings

	March 31, 2022	December 31, 2021
	Repurchase	Repurchase
(In thousands)	liability	liability
U.S. Treasury securities
Within 30 days	$14,525	$19,538
After 30 to 90 days	14,975	30,295
After 90 days	32,867	29,036
Total U.S. Treasury securities	62,367	78,869
Mortgage-backed securities
Within 30 days	2,763	11,733
After 90 days	7,395	722
Total mortgage-backed securities	10,158	12,455
Collateralized mortgage obligations
Within 30 days	294	279
Total collateralized mortgage obligations	294	279
Total	$72,819	$91,603

Repurchase agreements in this portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

Other short-term borrowings

There were no other short-term borrowings outstanding at March 31, 2022, compared to $75 million in FHLB Advances at December 31, 2021.

Notes Payable

The following table presents the composition of notes payable at March 31, 2022 and December 31, 2021.

(In thousands)	March 31, 2022	December 31, 2021
Advances with the FHLB with maturities ranging from 2022 through 2029 paying interest at monthly fixed rates ranging from 0.39% to 3.18%	$491,429	$492,429
Unsecured senior debt securities maturing on 2023 paying interest semiannually at a fixed rate of 6.125%, net of debt issuance costs of $1,841	298,159	297,842
Junior subordinated deferrable interest debentures (related to trust preferred securities) maturing on 2034 with fixed interest rates ranging from 6.125% to 6.564%, net of debt issuance costs of $335	198,299	198,292
Total notes payable	$987,887	$988,563
Note: Refer to the Corporation's 2021 Form 10-K for rates information at December 31, 2021.

A breakdown of borrowings by contractual maturities at March 31, 2022 is included in the table below.

	Assets sold under
(In thousands)	agreements to repurchase	Notes payable	Total
2022	$72,819	$102,148	$174,967
2023	-	341,420	341,420
2024	-	91,943	91,943
2025	-	139,920	139,920
2026	-	74,500	74,500
Later years	-	237,956	237,956
Total borrowings	$72,819	$987,887	$1,060,706

At March 31, 2022 and December 31, 2021, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $2.9 billion and $3.0 billion, respectively, of which $0.5 billion and $0.6 billion, respectively, were used at each period. In addition, at March 31, 2022 and December 31, 2021, the Corporation had placed $0.5 billion and $1.2 billion, respectively, of the available FHLB credit facility as collateral for municipal letters of credit to secure deposits. The FHLB borrowing facilities are collateralized with loans held-in-portfolio, and do not have restrictive covenants or callable features.

Also, at March 31, 2022, the Corporation has a borrowing facility at the discount window of the Federal Reserve Bank of New York amounting to $1.3 billion (2021 - $1.3 billion), which remained unused at March 31, 2022 and December 31, 2021. The facility is a collateralized source of credit that is highly reliable even under difficult market conditions.

Note 16 − Other liabilities

The caption of other liabilities in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	March 31, 2022	December 31, 2021
Accrued expenses	$285,700	$308,594
Accrued interest payable	26,121	33,227
Accounts payable	99,866	91,804
Dividends payable	42,074	35,937
Trades payable	10,710	13,789
Liability for GNMA loans sold with an option to repurchase	12,570	12,806
Reserves for loan indemnifications	11,148	12,639
Reserve for operational losses	41,836	43,886
Operating lease liabilities (Note 27)	144,484	154,114
Finance lease liabilities (Note 27)	25,665	19,719
Pension benefit obligation	8,496	8,778
Postretirement benefit obligation	159,940	161,988
Others	62,225	70,967
Total other liabilities	$930,835	$968,248

Note 17 – Stockholders’ equity

As of March 31, 2022, stockholder’s equity totaled $4.7 billion. During the quarter ended March 31, 2022, the Corporation declared cash dividends of $0.55 (2021 - $0.40) per common share amounting to $42.0 million (2021 - $33.8 million). The quarterly dividend declared to stockholders of record as of the close of business on March 15, 2022 was paid on April 1, 2022.

Accelerated share repurchase transaction (“ASR”)

On March 1, 2022, the Corporation announced that on February 28, 2022 it entered into an accelerated share repurchase agreement (the “ASR Agreement”) to repurchase an aggregate of $400 million of Corporation’s common stock. Under the terms of the ASR Agreement, on March 2, 2022 the Corporation made an initial payment of $400 million and received an initial delivery of 3,483,942 shares of Corporation’s Common Stock (the “Initial Shares”). The transaction was accounted for as a treasury stock transaction. Furthermore, as a result of the receipt of the Initial Shares, the Corporation recognized in shareholders’ equity approximately $320 million in treasury stock and $80 million as a reduction of capital surplus. Upon the final settlement of the ASR Agreement, the Corporation expects to further adjust its treasury stock and capital surplus accounts to reflect the final delivery or receipt of cash or shares, which will depend on the volume-weighted average price of the Corporation’s common stock during the term of the ASR Agreement, less a discount. The final settlement of the ASR Agreement is expected to occur no later than the third quarter of 2022.

Note 18 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the quarters ended March 31, 2022 and 2021.
	Changes in Accumulated Other Comprehensive Loss by Component [1]
		Quarters ended March 31,
(In thousands)		2022	2021
Foreign currency translation	Beginning Balance	$(67,307)	$(71,254)
	Other comprehensive (loss) income	(2,858)	569
	Net change	(2,858)	569
	Ending balance	$(70,165)	$(70,685)
Adjustment of pension and postretirement benefit plans	Beginning Balance	$(158,994)	$(195,056)
	Other comprehensive loss before reclassifications	1,269	-
	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	2,444	3,242
	Net change	3,713	3,242
	Ending balance	$(155,281)	$(191,814)
Unrealized net holding (losses) gains on debt securities	Beginning Balance	$(96,120)	$460,900
	Other comprehensive loss	(1,075,830)	(369,945)
	Net change	(1,075,830)	(369,945)
	Ending balance	$(1,171,950)	$90,955
Unrealized net gains (losses) on cash flow hedges	Beginning Balance	$(2,648)	$(4,599)
	Other comprehensive income before reclassifications	3,139	1,357
	Amounts reclassified from accumulated other comprehensive gains (losses)	(333)	48
	Net change	2,806	1,405
	Ending balance	$158	$(3,194)
	Total	$(1,397,238)	$(174,738)
[1] All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters ended March 31, 2022 and 2021.

	Reclassifications Out of Accumulated Other Comprehensive Loss
	Affected Line Item in the	Quarters ended March 31,
(In thousands)	Consolidated Statements of Operations	2022	2021

Adjustment of pension and postretirement benefit plans
Amortization of net losses	Other operating expenses	$(3,911)	$(5,190)
	Total before tax	(3,911)	(5,190)
	Income tax benefit	1,467	1,948
	Total net of tax	$(2,444)	$(3,242)
Unrealized net gains (losses) on cash flow hedges
Forward contracts	Mortgage banking activities	$978	$370
Interest rate swaps	Other operating income	$(279)	$(279)
	Total before tax	699	91
	Income tax expense	(366)	(139)
	Total net of tax	$333	$(48)
	Total reclassification adjustments, net of tax	$(2,111)	$(3,290)

Note 19 – Guarantees

At March 31, 2022 the Corporation had a liability of $0.1 million (December 31, 2021 - $0.2 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At March 31, 2022, the Corporation serviced $0.7 billion (December 31, 2021 - $0.7 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter ended March 31, 2022, the Corporation repurchased approximately $3 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions (March 31, 2021 - $8 million). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At March 31, 2022 the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $10 million (December 31, 2021 - $12 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters ended March 31, 2022 and 2021.

	Quarters ended March 31,
(In thousands)	2022	2021
Balance as of beginning of period	$11,800	$22,484
Provision for recourse liability	46	817
Net charge-offs	(1,511)	(3,057)
Balance as of end of period	$10,335	$20,244

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended March 31, 2022 the Corporation purchased $927 thousand under representation and warranty arrangements. There were no repurchases of loans under representation and warranty arrangements during the quarter ended March 31, 2021. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale. The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters ended March 31, 2022 and 2021.

	Quarters ended March 31,
(In thousands)	2022	2021
Balance as of beginning of period	$839	$2,297
Provision (benefit) for representation and warranties	699	(119)
Net charge-offs	(725)	-
Balance as of end of period	$813	$2,178

Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2022, the Corporation serviced $11.9 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2021 - $12.1 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At March 31, 2022, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $50 million (December 31, 2021 - $54 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its 100% owned consolidated subsidiaries amounting to $94 million at March 31, 2022 and December 31, 2021. In addition, at March 31, 2022 and December 31, 2021, PIHC fully and unconditionally guaranteed on a subordinated basis $193 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 18 to the Consolidated Financial Statements in the 2021 Form 10-K for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:
(In thousands)	March 31, 2022	December 31, 2021
Commitments to extend credit:
Credit card lines	$5,480,888	$5,382,089
Commercial and construction lines of credit	3,977,223	3,830,601
Other consumer unused credit commitments	248,708	250,229
Commercial letters of credit	3,640	3,260
Standby letters of credit	31,643	27,848
Commitments to originate or fund mortgage loans	113,755	95,372

At March 31, 2022 and December 31, 2021, the Corporation maintained a reserve of approximately $7.1 million and $7.9 million, respectively, for potential losses associated with unfunded loan commitments related to commercial and construction lines of credit.

Other commitments

At March 31, 2022, and December 31, 2021, the Corporation also maintained other non-credit commitments for approximately $1.0 million, primarily for the acquisition of other investments.

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

At March 31, 2022, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled $364 million, of which $346 million were outstanding ($367 million and $349 million at December 31, 2021). Of the amount outstanding, $319 million consists of loans and $27 million are securities ($319 million and $30 million at December 31, 2021). Substantially all of the amount outstanding at March 31, 2022 and March 31, 2021 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At March 31, 2022, 75% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities as of March 31, 2022:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 1 to 5 years	$16	$-	$16	$16
After 5 to 10 years	1	-	1	1
After 10 years	35	-	35	35
Total Central Government	52	-	52	52
Municipalities
Within 1 year	4,440	72,065	76,505	94,694
After 1 to 5 years	13,045	67,472	80,517	80,517
After 5 to 10 years	9,530	123,507	133,037	133,037
After 10 years	230	55,257	55,487	55,487
Total Municipalities	27,245	318,301	345,546	363,735
Total Direct Government Exposure	$27,297	$318,301	$345,598	$363,787

In addition, at March 31, 2022, the Corporation had $268 million in loans insured or securities issued by Puerto Rico governmental entities but for which the principal source of repayment is non-governmental ($275 million at December 31, 2021). These included $225 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2021 - $232 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had at March 31, 2022, $43 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default and upon the satisfaction of certain other conditions (December 31, 2021 - $43 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, a moratorium on such obligations has not been imposed as of the date hereof.

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

In addition, $1.6 billion of residential mortgages, $173 million of Small Business Administration (“SBA”) loans under the Paycheck Protection Program (“PPP”) and $67 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at March 31, 2022 (compared to $1.6 billion, $353 million and $67 million, respectively, at December 31, 2021). The Corporation also had U.S. Treasury and obligations from the U.S. Government, its agencies or government sponsored entities within the portfolio of available-for-sale securities as described in Note 5 to the Consolidated Financial Statements.

At March 31, 2022, the Corporation has operations in the United States Virgin Islands (the “USVI”) and has approximately $70 million in direct exposure to USVI government entities (December 31, 2021 - $70 million). The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

At March 31, 2022, the Corporation has operations in the British Virgin Islands (“BVI”), which has been negatively affected by the COVID-19 pandemic, particularly as a reduction in the tourism activity which accounts for a significant portion of its economy. Although the Corporation has no significant exposure to a single borrower in the BVI, it has a loan portfolio amounting to approximately $218 million comprised of various retail and commercial clients, compared to a loan portfolio of $221 million at December 31, 2021.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued) for current Legal Proceedings ranged from $0 to approximately $26.9 million as of March 31, 2022. In certain cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the Legal Proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current Legal Proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the Legal Proceedings, and the inherent uncertainty of the various potential outcomes of such Legal Proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

In May 2021, the Popular Defendants filed a motion for summary judgment with respect to plaintiffs’ unjust enrichment theory of liability, reserving the right to file an additional motion for summary judgment regarding damages should the court deny the Popular Defendant’s pending motion to exclude an economic expert recently designated by Plaintiffs. Also, in May 2021, Popular, Inc. and BPPR also filed a separate motion for summary judgment alleging that, even taking as true and correct Plaintiffs’ theory of liability, Popular, Inc. and BPPR are not liable to Plaintiffs since they do not receive and are legally prohibited from receiving insurance commissions. In September 27, 2021, the Court held an oral hearing to discuss the pending motions for summary judgment. At such hearing, Plaintiffs notified they did not object the dismissal of the action with prejudice as to Popular, Inc. and BPPR, leaving Popular Insurance, LLC as the sole remaining defendant in the case.

On December 29, 2021, Popular Insurance filed a petition of certiorari to the Puerto Rico Court of Appeals, seeking review from the denial of the motion for summary judgment, which Plaintiffs timely opposed. On February 28, 2022, the Court of Appeals entered a judgment reversing the lower court’s decision, after concluding it was unable to review de novo the denial of the motion for summary judgment since such decision failed to comply with the summary judgment standard. The Court of Appeals remanded the case to the lower court with instructions to enter a summary judgment that identifies the material contested issues of facts that prevents the lower court from granting Popular’s summary judgment motion. On April 22, 2022, the Court of Appeals issued the formal mandate to the Court of First Instance.

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

Insufficient Funds and Overdraft Fees Class Actions

In February 2020, BPPR was served with a putative class action complaint captioned Soto-Melendez v. Banco Popular de Puerto Rico, filed before the United States District Court for the District of Puerto Rico. The complaint alleges breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment due to BPPR’s purported practice of (a) assessing more than one insufficient funds fee (“NSF Fees”) on the same ACH “item” or transaction and (b) charging both NSF Fees and overdraft fees (“OD Fees”) on the same ACH item or transaction, and is filed on behalf of all persons who during the applicable statute of limitations period were charged NSF Fees and/or OD Fees pursuant to these purported practices. In April 2020, BPPR filed a motion to dismiss the case. In April 2021, the Court issued an order granting in part and denying in part BPPR’s motion to dismiss; the unjust enrichment claim was dismissed, whereas the breach of contract and covenant of good faith and fair dealing claims survived the motion.

On March 3, 2022, BPPR was also named as a defendant on a putative class action complaint captioned Orama-Caraballo v. Banco Popular, filed before the U.S. District Court for the District of Puerto Rico by the same Plaintiffs’ attorneys of the Soto-Melendez complaint. Similar to the claims set forth in the Soto-Melendez complaint, Plaintiffs allege breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment due to the bank’s purported practice of (a) assessing more than one NSF Fee on the same “item” and (b) charging both NSF Fees and OD Fees on the same “item”, but included allegations with respect to “checks” in addition to ACH payments.

During a mediation hearing held on April 5, 2022, the parties in both the Soto Melendez and Orama-Caraballo complaints reached a settlement in principle on a class-wide basis subject to final court approval. On April 28, 2022, the parties filed before the Court a notice of settlement and a request to stay the proceedings in both cases while Plaintiffs submit a motion for the preliminary approval of the class action settlement, which is expected to be filed by June 15, 2022.

Popular was also named as a defendant on a putative class action complaint captioned Golden v. Popular, Inc. filed in March 2020 before the U.S. District Court for the Southern District of New York, seeking damages, restitution and injunctive relief. Plaintiff alleges breach of contract, violation of the covenant of good faith and fair dealing, unjust enrichment and violation of New York consumer protection law due to Popular’s purported practice of charging OD Fees on transactions that, under plaintiffs’ theory, do not overdraw the account. Plaintiff described Popular’s purported practice of charging OD Fees as “Authorize Positive, Purportedly Settle Negative” (“APPSN”) transactions and alleged that Popular assesses OD Fees over authorized transactions for which sufficient funds are held for settlement. In August 2020, Popular filed a Motion to Dismiss on several grounds, including failure to state a claim against Popular, Inc. and improper venue. In October 2020, Plaintiff filed a Notice of Voluntary Dismissal before the U.S. District Court for the Southern District of New York and, simultaneously, filed an identical complaint in the U.S. District Court for the District of the Virgin Islands against Popular, Inc., Popular Bank and BPPR. In November 2020, Plaintiff filed a Notice of Voluntary Dismissal against Popular, Inc. and Popular Bank following a Motion to Dismiss filed on behalf of such entities, which argued failure to state a claim and lack of minimum contacts of such parties with the U.S.V.I. district court jurisdiction. BPPR, the only defendant remaining in the case, was served with process in November 2020 and filed a Motion to Dismiss in January 2021.

On October 4, 2021, the District Court, notwithstanding that BPPR’s Motion to Dismiss remains pending resolution, held an initial scheduling conference and, thereafter, issued a trial management order where it scheduled the deadline for all discovery for November 1, 2022, the deadline for the filing of a joint pre-trial brief for June 1, 2023, and the trial for June 20 to June 30, 2023.

On January 31, 2022, Popular was also named as a defendant on a putative class action complaint captioned Lipsett v. Popular, Inc. d/b/a Banco Popular, filed before the U.S. District Court for the Southern District of New York, seeking damages, restitution and injunctive relief. Similar to the claims set forth in the aforementioned Golden complaint, Plaintiff alleges breach of contract, including violations of the covenant of good faith and fair dealing, as a result of Popular’s purported practice of charging OD Fees for APPSN transactions. The complaint further alleged that Popular assesses OD Fees over authorized transactions for which sufficient funds are held for settlement. Popular waived service of process and filed a Motion to Compel Arbitration on April 4, 2022. In response to Popular’s motion, Plaintiff filed a Notice of Voluntary Dismissal on April 27, 2022. This matter is now closed.

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

On March 25, 2022, Plaintiffs in both the AB Action and the DR Action perfected their appeals seeking to reverse both partial judgments. Popular has until August 10, 2022 to file a reply brief as to both appeals.

POPULAR SECURITIES

Puerto Rico Bonds and Closed-End Investment Funds

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and, as of March 31, 2022, was named as a respondent (among other broker-dealers) in 60 pending arbitration proceedings with initial claimed amounts of approximately $51 million in the aggregate. While Popular Securities believes it has meritorious defenses to the claims asserted in these proceedings, it has often determined that it is in its best interest to settle certain claims rather than expend the money and resources required to see such cases to completion. The Puerto Rico Government’s defaults and non-payment of its various debt obligations, as well as the Commonwealth’s and the Financial Oversight Management Board’s (the “Oversight Board”) decision to pursue restructurings under Title III and Title VI of PROMESA, have impacted the number of customer complaints (and claimed damages) filed against Popular Securities concerning Puerto Rico bonds and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the arbitration proceedings described above, or a significant increase in customer complaints, could have a material adverse effect on Popular.

On October 28, 2021, a panel in an arbitration proceeding with claimed damages arising from trading losses of approximately $30 million ordered Popular Securities to pay claimants approximately $6.9 million in compensatory damages and expenses. On November 4, 2021, the claimants in such arbitration proceeding filed a complaint captioned Trinidad García v. Popular, Inc. et. al. before the United States District Court for the District of Puerto Rico against Popular, Inc., BPPR and Popular Securities (the “Popular Defendants”) alleging, inter alia, that they sustained monetary losses as a result of the Popular Defendants’ anticompetitive, unfair, and predatory practices, including tying arrangements prohibited by the Bank Holding Company Act. Plaintiffs claim that the Popular Defendants caused them to enter a tying arrangement scheme whereby BPPR allegedly would extend secured credit lines to the Plaintiffs on the conditions that they transfer their portfolios to Popular Securities to be used as pledged collateral and obtain additional investment services and products solely from Popular Securities, not from any of its competitors. Plaintiffs also invoke federal court’s supplemental jurisdiction to allege several state law claims against the Popular Defendants, including contractual fault, fault in causing losses in value of the pledge collateral, breach of contract, request for specific compliance thereof, fault in pre-contractual negotiations, emotional distress, and punitive damages. On January 27, 2022, Plaintiffs filed an Amended Complaint and the Popular Defendants were served with summons on that same date. Plaintiffs demand no less than $390 million in damages, plus an award for costs and attorney's fees. The Popular Defendants filed a Motion to Dismiss on March 21, 2022. Plaintiffs are expected to oppose to the Popular Defendants’ motion by May 19, 2022.

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

Also, the Corporation is involved with various special purpose entities mainly in guaranteed mortgage securitization transactions, including GNMA and FNMA. The Corporation has also engaged in securitization transactions with FHLMC, but considers its exposure in the form of servicing fees and servicing advances not to be significant at March 31, 2022. These special purpose entities are deemed to be VIEs since they lack equity investments at risk. The Corporation’s continuing involvement in these guaranteed loan securitizations includes owning certain beneficial interests in the form of securities as well as the servicing rights retained. The Corporation is not required to provide additional financial support to any of the variable interest entities to which it has transferred the financial assets. The mortgage-backed securities, to the extent retained, are classified in the Corporation’s Consolidated Statements of Financial Condition as available-for-sale or trading securities. The Corporation concluded that, essentially, these entities (FNMA and GNMA) control the design of their respective VIEs, dictate the quality and nature of the collateral, require the underlying insurance, set the servicing standards via the servicing guides and can change them at will, and can remove a primary servicer with cause, and without cause in the case of FNMA. Moreover, through their guarantee obligations, agencies (FNMA and GNMA) have the obligation to absorb losses that could be potentially significant to the VIE.

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities and agency collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 23 to the Consolidated Financial Statements for additional information on the debt securities outstanding at March 31, 2022 and December 31, 2021, which are classified as available-for-sale and trading securities in the Corporation’s Consolidated Statements of Financial Condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at March 31, 2022 and December 31, 2021.

(In thousands)	March 31, 2022	December 31, 2021
Assets
Servicing assets:
Mortgage servicing rights	$97,717	$94,464
Total servicing assets	$97,717	$94,464
Other assets:
Servicing advances	$7,283	$7,968
Total other assets	$7,283	$7,968
Total assets	$105,000	$102,432
Maximum exposure to loss	$105,000	$102,432

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $8.2 billion at March 31, 2022 (December 31, 2021 - $8.3 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at March 31, 2022 and December 31, 2021, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at March 31, 2022.

Note 22 – Related party transactions

The Corporation considers its equity method investees as related parties. The following provides information on transactions with equity method investees considered related parties.

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of March 31, 2022, the Corporation held 11,654,803 shares of EVERTEC, representing an ownership stake of 16.26%. The Corporation continues to have significant influence over EVERTEC. Accordingly, the investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

As disclosed in Note 39 - Subsequent Events - to the financial statements included in Form 10K for the year ended December 31, 2021, on February 24, 2022, the Corporation and BPPR, entered into an Asset Purchase Agreement (the “Purchase Agreement”), with EVERTEC and Evertec Group, LLC, a wholly owned subsidiary of EVERTEC (“EVERTEC Group”), pursuant to which BPPR will purchase from EVERTEC Group certain information technology and related assets currently used by EVERTEC to service certain of BPPR’s key channels (the “Acquired Assets”) under the Amended and Restated Master Service Agreement (the “MSA”), dated September 30, 2010, among the Corporation, BPPR and EVERTEC. In connection with the purchase of the Acquired Assets, BPPR will assume certain liabilities relating to the Acquired Assets (together with the purchase of the Acquired Assets, the “Transaction”). The Transaction is expected to close on or about June 30, 2022, subject to the satisfaction of certain closing conditions.

In connection with the consummation of the Transaction (the “Closing”), the Corporation will transfer to EVERTEC Group, as consideration for the Transaction, shares of EVERTEC’s common stock (“EVERTEC Common Stock”) having an aggregate value of approximately $197 million, subject to certain purchase price adjustments, based on a price per share of $42.84, which value was determined at the time of entering into the Purchase Agreement. As a result of this transfer, the Corporation expects that its percentage ownership of the outstanding shares of EVERTEC Common Stock will be reduced from its current level, which is approximately 16.2%, to approximately 10.5% immediately following the Closing. As part of the transaction, the Corporation has also agreed to reduce its voting interest in EVERTEC below 4.5%, whether through selling shares of EVERTEC common stock or a conversion of such shares into non-voting preferred stock. The Corporation expects to sell down its stake in EVERTEC below 4.5% following the closing and intends to return to shareholders, via common stock repurchases, the after-tax gains resulting from such sale, subject to the receipt of regulatory approvals.

Additionally, as part of the Closing, the Corporation and BPPR will also enter with EVERTEC into, among other commercial agreements, a Second Amended and Restated Master Services Agreement (the “Second A&R MSA”), pursuant to which EVERTEC Group will continue to provide various key information technology and various transaction processing services to the Corporation, BPPR and their respective subsidiaries, which services are provided under the currently effective MSA.

The Corporation recorded $0.6 million in dividends distributions during the quarter ended March 31, 2022 from its investments in EVERTEC (March 31, 2021 - $0.6 million). The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the Consolidated Statements of Financial Condition.
(In thousands)	March 31, 2022	December 31, 2021
Equity investment in EVERTEC	$119,579	$110,299

The Corporation had the following financial condition balances outstanding with EVERTEC at March 31, 2022 and December 31, 2021. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	March 31, 2022	December 31, 2021
Accounts receivable (Other assets)	$5,640	$5,668
Deposits	(157,209)	(150,737)
Accounts payable (Other liabilities)	(1,242)	(3,431)
Net total	$(152,811)	$(148,500)

The Corporation’s proportionate share of income from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income and changes in stockholders’ equity for the quarters ended March 31, 2022 and 2021.

	Quarters ended March 31,
(In thousands)	2022	2021
Share of income from investment in EVERTEC	$6,318	$5,734
Share of other changes in EVERTEC's stockholders' equity	1,787	178
Share of EVERTEC's changes in equity recognized in income	$8,105	$5,912

The following table presents the impact of transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters ended March 31, 2022 and 2021. Items that represent expenses to the Corporation are presented with parenthesis.

	Quarters ended March 31,
(In thousands)	2022	2021	Category
Interest expense on deposits	$(132)	$(89)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,683	6,454	Other service fees
Rental income charged to EVERTEC	1,681	1,547	Net occupancy
Processing fees on services provided by EVERTEC	(62,222)	(60,141)	Professional fees
Other services provided to EVERTEC	218	121	Other operating expenses
Total	$(53,772)	$(52,108)

Centro Financiero BHD León

At March 31, 2022, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended March 31, 2022, the Corporation recorded $7.4 million in earnings from its investment in BHD León (March 31, 2021 - $6.4 million), which had a carrying amount of $185.3 million at March 31, 2022 (December 31, 2021 - $160.1 million). There were no dividends distributions received by the Corporation from its investment in BHD León, during the quarter ended March 31, 2022 and 2021.

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

For the quarter ended March 31, 2022 administrative fees charged to these investment companies amounted to $0.7 million (March 31, 2021 - $1.2 million) and waived fees amounted to $0.3 million (March 31, 2021 - $0.5 million), for a net fee of $0.4 million (March 31, 2021 - $0.7 million).

The Corporation, through its subsidiary BPPR, had also entered into certain uncommitted credit facilities with those investment companies. The aggregate sum of all outstanding balances under all credit facilities that could be made available by BPPR, from time to time, to those investment companies for which PAM acted as investment advisor or co-investment advisor, could have never exceed the lesser of $200 million or 10% of BPPR’s capital. During the year ended December 31, 2021, these credit facilities expired.

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

The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Fair value is based upon quoted market prices when available. If listed prices or quotes are not available, the Corporation employs internally-developed models that primarily use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. Valuation adjustments are limited to those necessary to ensure that the financial instrument’s fair value is adequately representative of the price that would be received or paid in the marketplace. These adjustments include amounts that reflect counterparty credit quality, the Corporation’s credit standing, constraints on liquidity and unobservable parameters that are applied consistently. There have been no changes in the Corporation’s methodologies used to estimate the fair value of assets and liabilities from those disclosed in the 2021 Form 10-K.

The estimated fair value may be subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in calculating fair value could significantly affect the results.

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

At March 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Measured at NAV	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$1,799,951	$16,379,160	$-	$-	$18,179,111
Obligations of U.S. Government sponsored entities	-	71	-	-	71
Collateralized mortgage obligations - federal agencies	-	191,215	-	-	191,215
Mortgage-backed securities	-	7,988,614	793	-	7,989,407
Other	-	111	-	-	111
Total debt securities available-for-sale	$1,799,951	$24,559,171	$793	$-	$26,359,915
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$16,686	$-	$-	$-	$16,686
Obligations of Puerto Rico, States and political subdivisions	-	81	-	-	81
Collateralized mortgage obligations	-	53	174	-	227
Mortgage-backed securities	-	18,779	-	-	18,779
Other	-	-	267	-	267
Total trading account debt securities, excluding derivatives	$16,686	$18,913	$441	$-	$36,040
Equity securities	$-	$30,872	$-	$166	$31,038
Mortgage servicing rights	-	-	125,358	-	125,358
Derivatives	-	24,848	-	-	24,848
Total assets measured at fair value on a recurring basis	$1,816,637	$24,633,804	$126,592	$166	$26,577,199
Liabilities
Derivatives	$-	$(20,218)	$-	$-	$(20,218)
Contingent consideration	-	-	(9,241)	-	(9,241)
Total liabilities measured at fair value on a recurring basis	$-	$(20,218)	$(9,241)	$-	$(29,459)

At December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Measured at NAV	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$-	$15,859,030	$-	$-	$15,859,030
Obligations of U.S. Government sponsored entities	-	70	-	-	70
Collateralized mortgage obligations - federal agencies	-	221,265	-	-	221,265
Mortgage-backed securities	-	8,886,950	826	-	8,887,776
Other	-	128	-	-	128
Total debt securities available-for-sale	$-	$24,967,443	$826	$-	$24,968,269
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$6,530	$-	$-	$-	$6,530
Obligations of Puerto Rico, States and political subdivisions	-	85	-	-	85
Collateralized mortgage obligations	-	59	198	-	257
Mortgage-backed securities	-	22,559	-	-	22,559
Other	-	-	280	-	280
Total trading account debt securities, excluding derivatives	$6,530	$22,703	$478	$-	$29,711
Equity securities	$-	$32,429	$-	$77	$32,506
Mortgage servicing rights	-	-	121,570	-	121,570
Derivatives	-	26,093	-	-	26,093
Total assets measured at fair value on a recurring basis	$6,530	$25,048,668	$122,874	$77	$25,178,149
Liabilities
Derivatives	$-	$(22,878)	$-	$-	$(22,878)
Contingent consideration	-	-	(9,241)	-	(9,241)
Total liabilities measured at fair value on a recurring basis	$-	$(22,878)	$(9,241)	$-	$(32,119)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the quarters ended March 31, 2022 and 2021 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Quarter ended March 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$4,891	$4,891	$(180)
Loans held-for-sale[2]	-	-	55,150	55,150	(675)
Other real estate owned[3]	-	-	1,432	1,432	(495)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$61,473	$61,473	$(1,350)

[1] Relates mainly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations. Costs to sell are excluded from the reported fair value amount.

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

[1] Relates mainly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations. Costs to sell are excluded from the reported fair value amount.

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

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2022 and 2021.

Quarter ended March 31, 2022
	MBS	CMOs	Other
	classified	classified	securities
	as debt	as trading	classified
	securities	account	as trading	Mortgage
	available-	debt	account debt	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	securities	rights	assets	consideration	liabilities
Balance at December 31, 2021	$826	$198	$280	$121,570	$122,874	$9,241	$9,241
Gains (losses) included in earnings	-	(1)	(13)	1,017	1,003	-	-
Gains (losses) included in OCI	(8)	-	-	-	(8)	-	-
Additions	-	2	-	2,771	2,773	-	-
Settlements	(25)	(25)	-	-	(50)	-	-
Balance at March 31, 2022	$793	$174	$267	$125,358	$126,592	$9,241	$9,241
Changes in unrealized gains (losses) included in earnings relating to assets still held at March 31, 2022	$-	$(1)	$5	$4,252	$4,256	$-	$-

Quarter ended March 31, 2021
	MBS		Other
	classified	CMOs	securities
	as investment	classified	classified
	securities	as trading	as trading	Mortgage
	available-	account	account	servicing	Total
(In thousands)	for-sale	securities	securities	rights	assets
Balance at December 31, 2020	$1,014	$278	$381	$118,395	$120,068
Gains (losses) included in earnings	-	-	(9)	512	503
Gains (losses) included in OCI	(5)	-	-	-	(5)
Additions	-	1	-	3,636	3,637
Settlements	(75)	(28)	-	-	(103)
Balance at March 31, 2021	$934	$251	$372	$122,543	$124,100
Changes in unrealized gains (losses) included in earnings relating to assets still held at March 31, 2021	$-	$-	$4	$5,162	$5,166

Gains and losses (realized and unrealized) included in earnings for the quarters ended March 31, 2022 and 2021 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statements of operations as follows:

	Quarter ended March 31, 2022		Quarter ended March 31, 2021
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date

Mortgage banking activities	$1,017	$4,252	$512	$5,162
Trading account (loss) profit	(14)	4	(9)	4
Total	$1,003	$4,256	$503	$5,166

The following tables include quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources at March 31, 2022 and 2021.

	Fair value at
	March 31,
(In thousands)	2022		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$174		Discounted cash flow model	Weighted average life	0.7 years (0.5 - 1.0 years)
				Yield	3.9% (3.9% - 4.5%)
				Prepayment speed	8.4% (0.1% - 15.7%)
Other - trading	$267		Discounted cash flow model	Weighted average life	2.9 years
				Yield	12.0%
				Prepayment speed	10.8%
Contingent consideration	$(9,241)		Probability weighted
			discounted cash flows	Discount rate	2.52%
Loans held-in-portfolio	$4,653	[2]	External appraisal	Haircut applied on
				external appraisals	12.6%
[1]	Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.

	Fair value at
	March 31,
(In thousands)	2021		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$251		Discounted cash flow model	Weighted average life	1.1 years (0.3 - 1.3 years)
				Yield	3.6% (3.6% - 4.1%)
				Prepayment speed	12.9% (10.4% - 18.3%)
Other - trading	$372		Discounted cash flow model	Weighted average life	3.6 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$122,543		Discounted cash flow model	Prepayment speed	6.0% (0.4% - 24.6)%)
				Weighted average life	6.3 years (0.1 - 12.8 years)
				Discount rate	11.1% (9.5% - 14.7%)
Loans held-in-portfolio	$2,162	[2]	External appraisal	Haircut applied on
				external appraisals	16.3% (12.6% - 21.4%)
Other real estate owned	$5,772	[3]	External appraisal	Haircut applied on
				external appraisals	22.1% (5.0% - 35.0%)
[1]	Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

Effective the fourth quarter 2021, the mortgage servicing rights fair value was provided by a third-party valuation specialist. Refer to Note 10 to the Consolidated Financial Statements for additional information on MSRs.

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

The fair values reflected herein have been determined based on the prevailing rate environment at March 31, 2022 and December 31, 2021, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	March 31, 2022
	Carrying				Measured
(In thousands)	amount	Level 1	Level 2	Level 3	at NAV	Fair value
Financial Assets:
Cash and due from banks	$439,148	$439,148	$-	$-	$-	$439,148
Money market investments	10,069,692	10,063,392	6,300	-	-	10,069,692
Trading account debt securities, excluding derivatives[1]	36,040	16,686	18,913	441	-	36,040
Debt securities available-for-sale[1]	26,359,915	1,799,951	24,559,171	793	-	26,359,915
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$62,156	$-	$-	$69,897	$-	$69,897
Collateralized mortgage obligation-federal agency	24	-	-	25	-	25
Securities in wholly owned statutory business trusts	5,960	-	5,960	-	-	5,960
Total debt securities held-to-maturity	$68,140	$-	$5,960	$69,922	$-	$75,882
Equity securities:
FHLB stock	$55,648	$-	$55,648	$-	$-	$55,648
FRB stock	96,747	-	96,747	-	-	96,747
Other investments	33,953	-	30,872	3,704	166	34,742
Total equity securities	$186,348	$-	$183,267	$3,704	$166	$187,137
Loans held-for-sale	$55,150	$-	$-	$55,150	$-	$55,150
Loans held-in-portfolio	28,910,398	-	-	28,008,363	-	28,008,363
Mortgage servicing rights	125,358	-	-	125,358	-	125,358
Derivatives	24,848	-	24,848	-	-	24,848
	March 31, 2022
	Carrying				Measured
(In thousands)	amount	Level 1	Level 2	Level 3	at NAV	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$55,771,606	$-	$55,771,606	$-	$-	$55,771,606
Time deposits	7,090,689	-	6,912,361	-	-	6,912,361
Total deposits	$62,862,295	$-	$62,683,967	$-	$-	$62,683,967
Assets sold under agreements to repurchase	$72,819	$-	$72,889	$-	$-	$72,889
Notes payable:
FHLB advances	$491,429	$-	$477,283	$-	$-	$477,283
Unsecured senior debt securities	298,159	-	312,375	-	-	312,375
Junior subordinated deferrable interest debentures (related to trust preferred securities)	198,299	-	206,425	-	-	206,425
Total notes payable	$987,887	$-	$996,083	$-	$-	$996,083
Derivatives	$20,218	$-	$20,218	$-	$-	$20,218
Contingent consideration	$9,241	$-	$-	$9,241	$-	$9,241
[1]	Refer to Note 23 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.

	December 31, 2021
	Carrying				Measured
(In thousands)	amount	Level 1	Level 2	Level 3	at NAV	Fair value
Financial Assets:
Cash and due from banks	$428,433	$428,433	$-	$-	$-	$428,433
Money market investments	17,536,719	17,530,640	6,079	-	-	17,536,719
Trading account debt securities, excluding derivatives[1]	29,711	6,530	22,703	478	-	29,711
Debt securities available-for-sale[1]	24,968,269	-	24,967,443	826	-	24,968,269
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$65,380	$-	$-	$77,383	$-	$77,383
Collateralized mortgage obligation-federal agency	25	-	-	25	-	25
Securities in wholly owned statutory business trusts	5,960	-	5,960	-	-	5,960
Total debt securities held-to-maturity	$71,365	$-	$5,960	$77,408	$-	83,368
Equity securities:
FHLB stock	$59,918	$-	$59,918	$-	$-	$59,918
FRB stock	96,217	-	96,217	-	-	96,217
Other investments	33,842	-	32,429	3,704	77	36,210
Total equity securities	$189,977	$-	$188,564	$3,704	$77	192,345
Loans held-for-sale	$59,168	$-	$-	$59,885	$-	$59,885
Loans held-in-portfolio	28,545,191	-	-	27,489,583	-	27,489,583
Mortgage servicing rights	121,570	-	-	121,570	-	121,570
Derivatives	26,093	-	26,093	-	-	26,093
	December 31, 2021
	Carrying				Measured
(In thousands)	amount	Level 1	Level 2	Level 3	at NAV	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$60,292,939	$-	$60,292,939	$-	$-	$60,292,939
Time deposits	6,712,149	-	6,647,301	-	-	6,647,301
Total deposits	$67,005,088	$-	$66,940,240	$-	$-	66,940,240
Assets sold under agreements to repurchase	$91,603	$-	$91,602	$-	$-	$91,602
Other short-term borrowings[2]	$75,000	$-	$75,000	$-	$-	$75,000
Notes payable:
FHLB advances	$492,429	$-	$496,091	$-	$-	$496,091
Unsecured senior debt securities	297,842	-	319,296	-	-	319,296
Junior subordinated deferrable interest debentures (related to trust preferred securities)	198,292	-	201,879	-	-	201,879
Total notes payable	$988,563	$-	$1,017,266	$-	$-	1,017,266
Derivatives	$22,878	$-	$22,878	$-	$-	$22,878
Contingent consideration	$9,241	$-	$-	$9,241	$-	$9,241
[1]	Refer to Note 23 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 15 to the Consolidated Financial Statements for the composition of other short-term borrowings.

The notional amount of commitments to extend credit at March 31, 2022 and December 31, 2021 is $9.7 billion and $9.5 billion, respectively, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at March 31, 2022 and December 31, 2021 is $35 million and $31 million respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 25 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters ended March 31, 2022 and 2021:

	Quarters ended March 31,
(In thousands, except per share information)	2022	2021
Net income	$211,686	$262,632
Preferred stock dividends	(353)	(353)
Net income applicable to common stock	$211,333	$262,279
Average common shares outstanding	78,443,706	83,899,769
Average potential dilutive common shares	151,757	152,166
Average common shares outstanding - assuming dilution	78,595,463	84,051,935
Basic EPS	$2.69	$3.13
Diluted EPS	$2.69	$3.12

As disclosed in Note 17 to the Consolidated Financial Statements, during the quarter ended March 31, 2022, the Corporation entered into a $400 million accelerated share repurchase transaction (“ASR”) and, in connection therewith, received an initial delivery of 3,483,942 shares of common stock. The initial share delivery was accounted for as a treasury stock transaction. As part of this transaction, the Corporation entered into a forward contract, which remains outstanding as of March 31, 2022, for which the Corporation expects to receive additional shares upon termination of the ASR agreement. The dilutive EPS computation excludes 1,379,886 shares that at March 31, 2022 were estimated to be received under the ASR since the effect would be antidilutive.

For the quarters ended March 31, 2022 and 2021, the Corporation calculated the impact of potential dilutive common shares under the treasury stock method, consistent with the method used for the preparation of the financial statements for the year ended December 31, 2021. For a discussion of the calculation under the treasury stock method, refer to Note 31 of the Consolidated Financial Statements included in the 2021 Form 10-K.

Note 26 – Revenue from contracts with customers

The following table presents the Corporation’s revenue streams from contracts with customers by reportable segment for the quarters ended March 31, 2022 and 2021.

	Quarters ended March 31,
(In thousands)	2022		2021
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$37,985	$2,728	$36,859	$2,761
Other service fees:
Debit card fees	11,562	217	11,342	235
Insurance fees, excluding reinsurance	10,038	1,322	8,238	609
Credit card fees, excluding late fees and membership fees	30,222	324	25,410	248
Sale and administration of investment products	5,791	-	5,540	-
Trust fees	6,149	-	6,015	-
Total revenue from contracts with customers[1]	$101,747	$4,591	$93,404	$3,853
[1] The amounts include intersegment transactions of $1.5 million and $0.3 million, respectively, for the quarters ended March 31, 2022 and 2021.

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

Note 27 – Leases

The Corporation enters in the ordinary course of business into operating and finance leases for land, buildings and equipment. These contracts generally do not include purchase options or residual value guarantees. The remaining lease terms of 0.1 to 31.8 years considers options to extend the leases for up to 20.0 years. The Corporation identifies leases when it has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

The Corporation recognizes right-of-use assets (“ROU assets”) and lease liabilities related to operating and finance leases in its Consolidated Statements of Financial Condition under the caption of other assets and other liabilities, respectively. Refer to Note 12 and Note 16 to the Consolidated Financial Statements, respectively, for information on the balances of these lease assets and liabilities.

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

The following table presents the undiscounted cash flows of operating and finance leases for each of the following periods:

March 31, 2022
(In thousands)	Remaining 2022	2023	2024	2025	2026	Later Years	Total Lease Payments	Less: Imputed Interest	Total
Operating Leases	$22,112	$27,896	$26,483	$23,555	$15,113	$47,965	$163,124	$(18,640)	$144,484
Finance Leases	3,060	4,167	4,264	4,376	4,025	9,668	29,560	(3,895)	25,665

The following table presents the lease cost recognized by the Corporation in the Consolidated Statements of Operations as follows:

	Quarters ended March 31,
(In thousands)	2022	2021
Finance lease cost:
Amortization of ROU assets	$759	$581
Interest on lease liabilities	308	273
Operating lease cost	7,627	7,055
Short-term lease cost	55	87
Variable lease cost	23	30
Sublease income	(9)	(19)
Total lease cost[1]	$8,763	$8,007
[1]	Total lease cost is recognized as part of net occupancy expense.

The following table presents supplemental cash flow information and other related information related to operating and finance leases.

	Quarters ended March 31,
(Dollars in thousands)	2022		2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases[1]	$7,506		$15,197
Operating cash flows from finance leases	308		273
Financing cash flows from finance leases[1]	833		1,133
ROU assets obtained in exchange for new lease obligations:
Operating leases	$1,553		$2,394
Weighted-average remaining lease term:
Operating leases	7.6	years	8.2	years
Finance leases	8.7	years	8.9	years
Weighted-average discount rate:
Operating leases	2.8%		3.0%
Finance leases	4.4%		5.1%
[1]

During the quarter ended March 31, 2021, the Corporation made base lease termination payments amounting to $7.8 million in connection with the closure of nine branches as a result of the strategic realignment of PB’s New York Metro branch network.

As of March 31, 2022, the Corporation has additional operating and finance leases contracts that have not yet commenced with an undiscounted contract amount of $15.3 million and $2.2 million, respectively, which will have lease terms ranging from 10 to 20 years.

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

The components of net periodic cost for the Pension Plans and the OPEB Plan for the periods presented were as follows:

	Pension Plans		OPEB Plan
	Quarters ended March 31,		Quarters ended March 31,
(In thousands)	2022	2021	2022	2021
Personnel Cost:
Service cost	$-	$-	$121	$159
Other operating expenses:
Interest cost	4,800	3,998	983	893
Expected return on plan assets	(8,847)	(9,670)	-	-
Amortization of prior service cost/(credit)	-	-	-	-
Amortization of net loss	3,911	4,720	-	470
Total net periodic pension cost	$(136)	$(952)	$1,104	$1,522

The Corporation paid the following contributions to the plans for the three months ended March 31, 2022 and expects to pay the following contributions for the year ending December 31, 2022.

	For the three months ended	For the year ending
(In thousands)	March 31, 2022	December 31, 2022
Pension Plans	$57	$227
OPEB Plan	$1,645	$5,971

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

The restricted stock granted under the Incentive Plan to employees becomes vested based on the employees’ continued service with Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock granted prior to 2021 was determined based on a two-prong vesting schedule. The first part is vested ratably over five or four years commencing at the date of grant (“the graduated vesting portion”) and the second part is vested at termination of employment after attainment of 55 years of age and 10 years of service or 60 years of age and 5 years of service (“the retirement vesting portion”). The graduated vesting portion is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. Restricted stock granted on or after 2021 will vest ratably in equal annual installments over a period of 4 years or 3 years, depending on the classification of the employee. The vesting schedule is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service.

The performance share award granted under the Incentive Plan consist of the opportunity to receive shares of Popular, Inc.’s common stock provided that the Corporation achieves certain goals during a three-year performance cycle. The goals will be based on two metrics weighted equally: the Relative Total Shareholder Return (“TSR”) and, depending on the date of the grant, the Absolute Return on Average Assets (“ROA”) goal or the Absolute Return on Average Tangible Common Equity (“ROATCE”). The TSR metric is considered to be a market condition under ASC 718. For equity settled awards based on a market condition, the fair value is determined as of the grant date and is not subsequently revised based on actual performance. The ROA and ROATCE metrics are considered to be a performance condition under ASC 718. The fair value is determined based on the probability of achieving the ROA or ROATCE goal as of each reporting period. The TSR and ROA or ROATCE metrics are equally weighted and work independently. The number of shares that will ultimately vest ranges from 50% to a 150% of target based on both market (TSR) and performance (ROA and ROATCE) conditions. The performance shares vest at the end of the three-year performance cycle. If a participant terminates employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service, the performance shares shall continue outstanding and vest at the end of the performance cycle.

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2020	358,512	$41.23
Granted	191,479	69.38
Performance Shares Quantity Adjustment	54,306	54.21
Vested	(273,974)	55.11
Forfeited	(8,440)	43.48
Non-vested at December 31, 2021	321,883	$47.98
Granted	109,441	87.10
Performance Shares Quantity Adjustment	20,608	77.65
Vested	(169,260)	71.47
Non-vested at March 31, 2022	282,672	$51.23

During the quarter ended March 31, 2022, 52,584 shares of restricted stock (March 31, 2021 - 53,239) and 56,857 performance shares (March 31, 2021 - 71,374) were awarded to management under the Incentive Plan.

During the quarter ended March 31, 2022, the Corporation recognized $4.5 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.5 million (March 31, 2021 - $3.9 million, with a tax benefit of $0.5 million). For the quarter ended March 31, 2022, the fair market value of the restricted stock and performance shares vested was $8.0 million at grant date and $14.7 million at vesting date. This differential triggers a windfall, of $2.5 million that was recorded as a reduction in income tax expense. For the quarter ended March 31, 2022, the Corporation recognized $3.7 million of performance shares expense, with a tax benefit of $0.3 million (March 31, 2021 - $4.3 million, with a tax benefit of $0.4 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at March 31, 2022 was $9.5 million and is expected to be recognized over a weighted-average period of 2.05 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:
(Not in thousands)	Restricted Stock units	Weighted-Average Grant Date Fair Value per Unit
Non-vested at December 31, 2020	$-	$-
Granted	20,638	78.20
Vested	(20,638)	78.20
Forfeited	-	-
Non-vested at December 31, 2021	$-	$-
Granted	530	82.73
Vested	(530)	82.73
Forfeited	-	-
Non-vested at March 31, 2022	$-	$-

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

For 2020, 2021 and 2022, all Directors elected RSU. During the quarter ended March 31, 2022, 530 RSU were granted to the Directors (March 31, 2021 - 524). During this period, the Corporation recognized $44 thousand of restricted stock expense related to these RSU, with a tax benefit of $8 thousand (March 31, 2021 - $29 thousand, with a tax benefit of $5 thousand). The fair value at vesting date of the RSU vested during the quarter ended March 31, 2022 for directors was $44 thousand.

Note 30 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	March 31, 2022		March 31, 2021
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$98,312	38%	$127,299	38%
Net benefit of tax exempt interest income	(36,489)	(14)	(34,163)	(10)
Deferred tax asset valuation allowance	3,891	1	10,321	3
Difference in tax rates due to multiple jurisdictions	(6,493)	(2)	(10,948)	(3)
Effect of income subject to preferential tax rate	(3,945)	(2)	(3,329)	(1)
Adjustment due to estimate on the annual effective rate	(6,380)	(2)	(10,328)	(3)
State and local taxes	3,665	1	61	-
Others	(2,082)	(1)	(2,082)	(1)
Income tax expense	$50,479	19%	$76,831	23%

For the quarter ended March 31, 2022, the Corporation recorded an income tax expense of $50.5 million compared to $76.8 million for the quarter ended March 31, 2021. The decrease in income tax expense was primarily due to lower pre-tax income and higher tax-exempt income.

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

	March 31, 2022
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$261	$2,781	$3,042
Net operating loss and other carryforward available	117,016	663,751	780,767
Postretirement and pension benefits	54,701	-	54,701
Deferred loan origination fees/cost	245	-	245
Allowance for credit losses	228,627	30,955	259,582
Accelerated depreciation	5,246	7,350	12,596
FDIC-assisted transaction	152,665	-	152,665
Intercompany deferred gains	1,739	-	1,739
Lease liability	31,292	22,856	54,148
Unrealized net gain on trading and available-for-sale securities	138,994	9,600	148,594
Difference in outside basis from pass-through entities	52,251	-	52,251
Other temporary differences	36,380	8,547	44,927
Total gross deferred tax assets	819,417	745,840	1,565,257
Deferred tax liabilities:
Indefinite-lived intangibles	77,467	52,012	129,479
Right of use assets	29,103	19,310	48,413
Deferred loan origination fees/cost	-	3,635	3,635
Other temporary differences	44,079	1,530	45,609
Total gross deferred tax liabilities	150,649	76,487	227,136
Valuation allowance	132,449	430,447	562,896
Net deferred tax asset	$536,319	$238,906	$775,225

	December 31, 2021
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$261	$2,781	$3,042
Net operating loss and other carryforward available	112,331	665,164	777,495
Postretirement and pension benefits	57,002	-	57,002
Deferred loan origination fees/cost	2,788	-	2,788
Allowance for credit losses	233,500	31,872	265,372
Deferred gains	1,642	-	1,642
Accelerated depreciation	5,246	7,422	12,668
FDIC-assisted transaction	152,665	-	152,665
Lease liability	31,211	23,894	55,105
Difference in outside basis from pass-through entities	54,781	-	54,781
Other temporary differences	38,512	8,418	46,930
Total gross deferred tax assets	689,939	739,551	1,429,490
Deferred tax liabilities:
Indefinite-lived intangibles	76,635	51,150	127,785
Unrealized net gain (loss) on trading and available-for-sale securities	4,329	2,817	7,146
Right of use assets	29,025	20,282	49,307
Deferred loan origination fees/cost	-	3,567	3,567
Other temporary differences	43,856	1,530	45,386
Total gross deferred tax liabilities	153,845	79,346	233,191
Valuation allowance	128,557	410,970	539,527
Net deferred tax asset	$407,537	$249,235	$656,772

The net deferred tax asset shown in the table above at March 31, 2022 is reflected in the consolidated statements of financial condition as $0.8 billion in net deferred tax assets in the “Other assets” caption (December 31, 2021 - $0.7 billion) and $1.0 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2021 - $825 thousand), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation in their respective tax jurisdiction, Puerto Rico or the United States.

At March 31, 2022 the net deferred tax asset of the U.S. operations amounted to $669 million with a valuation allowance of approximately $430 million, for a net deferred tax asset after valuation allowance of approximately $239 million. The Corporation evaluates the realization of the deferred tax asset by taxing jurisdiction. The U.S. operation had sustained profitability for the year ended December 31, 2021, and the quarter ended March 31, 2022. Years 2020 and 2021 have been impacted by the COVID-19 pandemic and other events. Year 2020 was unfavorably impacted by the ACL reserve build-ups and the impairment of expenses on the branch closures in the New York region. Year 2021 has been favorably impacted by a strong economic recovery that resulted in ACL reserve releases, reversing the year 2020 build-up. The financial results for year December 31,2021 and the quarter ended March 31,2022 is objectively verifiable positive evidence, evaluated together with the positive evidence of stable credit metrics, in combination with the length of the expiration of the NOLs. On the other hand, the Corporation evaluated the negative evidence accumulated over the years, including financial results lower than expectations and challenges to the economy due to new variants of COVID-19 and geopolitical uncertainty. As of March 31, 2022, after weighting all positive and negative evidence, the Corporation concluded that it is more likely than not that approximately $239 million of the deferred tax asset from the U.S. operations, comprised mainly of net operating losses, will be realized. The Corporation based this determination on its estimated earnings available to realize the deferred tax asset for the remaining carryforward period, together with the historical level of book income adjusted by permanent differences. Management will continue to monitor and review the U.S. operation’s results and the pre-tax earnings forecast on a quarterly basis to assess the future realization of the deferred tax asset. Management will closely monitor factors, including, net income versus forecast, targeted loan growth, net interest income margin, allowance for credit losses, charge offs, NPLs inflows and NPA balances. Strong financial results during year 2022 together with the additional income expected from the recent acquisition of K2 assets, along with new tax initiatives could be considered additional positive evidence that, in the future, could overcome totally or partially the negative evidence evaluated as of March 31, 2022, that could result in future adjustments to the valuation allowance.

At March 31, 2022, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $536 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative loss position and has sustained profitability for the three year period ended March 31, 2022. This is considered a strong piece of objectively verifiable positive evidence that outweighs any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Holding Company operation is in a cumulative loss position, taking into account taxable income exclusive of reversing temporary differences, for the three years period ending March 31, 2022. Management expects these losses will be a trend in future years. This objectively verifiable negative evidence is considered by management strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax assets. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, the Corporation has maintained a valuation allowance on the deferred tax asset of $132 million as of March 2022.

The reconciliation of unrecognized tax benefits, excluding interest, was as follows:

(In millions)	2022	2021
Balance at January 1	$3.5	$14.8
Balance at March 31	$3.5	$14.8

At March 31, 2022, the total amount of accrued interest recognized in the statement of financial condition approximated $2.8 million (December 31, 2021 - $2.8 million). The total interest expense recognized at March 31, 2022 was $83 thousand, (March 31, 2021 - $364 thousand). Management determined that at March 31, 2022 and December 31, 2021 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $5.6 million at March 31, 2022 (December 31, 2021 - $5.5 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At March 31, 2022, the following years remain subject to examination in the U.S. Federal jurisdiction: 2018 and thereafter; and in the Puerto Rico jurisdiction, 2017 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $1.4 million, including interest.

Note 31 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the quarters ended March 31, 2022 and March 31, 2021 are listed in the following table:

(In thousands)	March 31, 2022	March 31, 2021
Non-cash activities:
Loans transferred to other real estate	$18,647	$2,900
Loans transferred to other property	13,425	13,029
Total loans transferred to foreclosed assets	32,072	15,929
Loans transferred to other assets	2,228	1,156
Financed sales of other real estate assets	2,109	3,206
Financed sales of other foreclosed assets	9,384	9,417
Total financed sales of foreclosed assets	11,493	12,623
Financed sale of premises and equipment	11,738	-
Transfers from loans held-in-portfolio to loans held-for-sale	7,607	38,959
Transfers from loans held-for-sale to loans held-in-portfolio	786	1,136
Loans securitized into investment securities[1]	142,702	188,268
Trades receivable from brokers and counterparties	60,186	70,965
Trades payable to brokers and counterparties	10,710	12,180
Recognition of mortgage servicing rights on securitizations or asset transfers	2,771	3,636
Loans booked under the GNMA buy-back option	4,961	7,393
Capitalization of lease right of use asset	3,689	1,774
[1] Includes loans securitized into trading securities and subsequently sold before quarter end.

The following table provides a reconciliation of cash and due from banks, and restricted cash reported within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

(In thousands)	March 31, 2022	March 31, 2021
Cash and due from banks	$381,658	$489,084
Restricted cash and due from banks	57,490	6,831
Restricted cash in money market investments	6,300	6,110
Total cash and due from banks, and restricted cash[2]	$445,448	$502,025
[2]	Refer to Note 4 - Restrictions on cash and due from banks and certain securities for nature of restrictions.

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

Banco Popular de Puerto Rico:

The Banco Popular de Puerto Rico reportable segment includes commercial, consumer and retail banking operations conducted at BPPR. It also includes the lending operations of Popular Auto and Popular Mortgage. Other financial services within the BPPR segment include the trust service units of BPPR, asset management services of Popular Asset Management, the brokerage and investment banking operations of Popular Securities, and the insurance agency and reinsurance businesses of Popular Insurance, Popular Risk Services, Popular Life Re, and Popular Re.

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

The tables that follow present the results of operations and total assets by reportable segments:

2022
For the quarter ended March 31, 2022
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$415,169	$86,520	$1
Provision for credit losses (benefit)		(13,690)	(2,019)	-
Non-interest income		135,862	5,954	(137)
Amortization of intangibles		484	407	-
Depreciation expense		11,517	1,824	-
Other operating expenses		334,878	53,639	(136)
Income tax expense		39,316	11,592	-
Net income		$178,526	$27,031	$-
Segment assets		$58,708,519	$10,579,410	$(167,754)

For the quarter ended March 31, 2022
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$501,690	$(7,378)	$-	$494,312
Provision for credit losses (benefit)	(15,709)	209	-	(15,500)
Non-interest income	141,679	14,265	(1,252)	154,692
Amortization of intangibles	891	-	-	891
Depreciation expense	13,341	289	-	13,630
Other operating expenses	388,381	444	(1,007)	387,818
Income tax expense (benefit)	50,908	(332)	(97)	50,479
Net income	$205,557	$6,277	$(148)	$211,686
Segment assets	$69,120,175	$5,490,318	$(5,085,411)	$69,525,082

2021
For the quarter ended March 31, 2021
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$410,323	$79,169	$2
Provision for credit losses (benefit)		(45,361)	(36,720)	-
Non-interest income		135,208	5,666	(138)
Amortization of intangibles		861	166	-
Depreciation expense		12,143	2,328	-
Other operating expenses		306,920	53,194	(136)
Income tax expense		58,813	18,035	-
Net income		$212,155	$47,832	$-
Segment assets		$55,990,801	$10,557,751	$(41,613)

For the quarter ended March 31, 2021
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$489,494	$(10,382)	$-	$479,112
Provision for credit losses (benefit)	(82,081)	(145)	-	(82,226)
Non-interest income	140,736	13,150	(233)	153,653
Amortization of intangibles	1,027	24	-	1,051
Depreciation expense	14,471	267	-	14,738
Other operating expenses	359,978	670	(909)	359,739
Income tax expense (benefit)	76,848	(333)	316	76,831
Net income	$259,987	$2,285	$360	$262,632
Segment assets	$66,506,939	$5,193,058	$(4,829,729)	$66,870,268

Geographic Information

The following information presents selected financial information based on the geographic location where the Corporation conducts its business. The banking operations of BPPR are primarily based in Puerto Rico, where it has the largest retail banking franchise. BPPR also conducts banking operations in the U.S. Virgin Islands, the British Virgin Islands and New York. BPPR’s banking operations in the United States include E-loan, an online platform used to offer personal loans, co-branded credit cards offerings and an online deposit gathering platform. In the Virgin Islands, the BPPR segment offers banking products, including loans and deposits. During the quarter ended March 31, 2022, the BPPR segment generated approximately $12.0 million (2021- $12.7 million) in revenues from its operations in the United States, including net interest income, service charges on deposit accounts and other service fees. In addition, the BPPR segment generated $10.8 million in revenues (2021- $11.6 million) from its operations in the U.S. and British Virgin Islands. At March 31, 2022, total assets for the BPPR segment related to its operations in the United States amounted to $700 million (December 31, 2021- $589 million).

Geographic Information
	Quarter ended
(In thousands)	March 31, 2022	March 31, 2021
Revenues:[1]
Puerto Rico	$527,673	$518,709
United States	103,174	96,012
Other	18,157	18,044
Total consolidated revenues	$649,004	$632,765
[1]

Total revenues include net interest income, service charges on deposit accounts, other service fees, mortgage banking activities, net (loss) gain, including impairment on equity securities, net loss on trading account debt securities, indemnity reserves on loans sold expense and other operating income.

Selected Balance Sheet Information:
(In thousands)	March 31, 2022	December 31, 2021
Puerto Rico
Total assets	$56,904,970	$63,221,282
Loans	19,823,507	19,770,118
Deposits	53,004,727	57,211,608
United States
Total assets	$11,234,624	$10,986,055
Loans	9,201,713	8,903,493
Deposits	7,843,062	7,777,232
Other
Total assets	$1,385,488	$890,562
Loans	618,120	626,115
Deposits[1]	2,014,506	2,016,248
[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

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

The Corporation has several investments which it accounts for under the equity method. As of March 31, 2022, the Corporation had a 16.26% interest in EVERTEC, Inc. (“EVERTEC”), whose operating subsidiaries provide transaction processing services throughout the Caribbean and Latin America, and service many of the Corporation’s systems infrastructure and transaction processing businesses. During the quarter ended March 31, 2022, the Corporation recorded $8.1 million in earnings from its investment in EVERTEC, which had a carrying amount of $120 million as of the end of the quarter. Also, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended March 31, 2022, the Corporation recorded $7.4 million in earnings from its investment in BHD León, which had a carrying amount of $185 million, as of the end of the quarter.

SIGNIFICANT EVENTS

Entry into Asset Purchase Agreement with Evertec; Renegotiation and Extension of Commercial Agreements

On February 24, 2022, the Corporation and Banco Popular de Puerto Rico (“BPPR”) entered into an Asset Purchase Agreement (the “Purchase Agreement”), with Evertec, Inc. (“EVERTEC”) and Evertec Group, LLC, a wholly owned subsidiary of EVERTEC (“EVERTEC Group”), pursuant to which BPPR will purchase from EVERTEC Group certain information technology and related assets currently used by EVERTEC to service certain of BPPR’s key channels (the “Acquired Assets”) under the Amended and Restated Master Service Agreement (the “MSA”), dated September 30, 2010, among the Corporation, BPPR and EVERTEC. In connection with the purchase of the Acquired Assets, BPPR will assume certain liabilities relating to the Acquired Assets (together with the purchase of the Acquired Assets, the “Transaction”). The Transaction is expected to close on or about June 30, 2022, subject to the satisfaction of certain closing conditions.

In connection with the consummation of the Transaction (the “Closing”), the Corporation will transfer to EVERTEC Group, as consideration for the Transaction, shares of EVERTEC’s common stock (“EVERTEC Common Stock”) having an aggregate value of approximately $197 million, subject to certain purchase price adjustments, based on a price per share of $42.84, which value was determined at the time of entering into the Purchase Agreement. As a result of this transfer, the Corporation expects that its percentage ownership of the outstanding shares of EVERTEC Common Stock will be reduced from its current level, which is approximately 16.2%, to approximately 10.5% immediately following the Closing. As part of the transaction, the Corporation has also agreed to reduce its voting interest in EVERTEC below 4.5%, whether through selling shares of EVERTEC Common Stock or a conversion of such shares into non-voting preferred stock. The Corporation expects to sell down its stake in EVERTEC below 4.5% following the closing and intends to return to shareholders, via common stock repurchases, the after-tax gains resulting from such sale, subject to the receipt of regulatory approvals.

Additionally, as part of the Closing, the Corporation and BPPR will also enter into with EVERTEC, among other commercial agreements, a Second Amended and Restated Master Services Agreement (the “Second A&R MSA”), pursuant to which EVERTEC Group will continue to provide various key information technology and various transaction processing services to the Corporation, BPPR and their respective subsidiaries, which services are provided under the currently effective MSA.

Capital Actions

On March 1, 2022 the Corporation announced that on February 28, 2022 it entered into an accelerated share repurchase agreement (the “ASR Agreement”) to repurchase an aggregate of $400 million of Popular’s common stock. Popular previously disclosed in a press release on January 12, 2022 its plan to repurchase up to $500 million of its common stock as part of its planned capital actions for 2022.

Under the terms of the ASR Agreement, on March 2, 2022 the Corporation made an initial payment of $400 million and received an initial delivery of 3,483,942 shares of Popular’s Common Stock (the “Initial Shares”).

The transaction was accounted for as a treasury stock transaction. Furthermore, as a result of the receipt of the Initial Shares, the Corporation recognized in Stockholders’ equity approximately $320 million in treasury stock and $80 million as a reduction of capital surplus. Upon the final settlement of the ASR Agreement, the Corporation expects to further adjust its treasury stock and capital surplus accounts to reflect the final delivery or receipt of cash or shares, which will depend on the volume-weighted average price of the Corporation’s common stock during the term of the ASR Agreement, less a discount. The final settlement of the ASR Agreement is expected to occur no later than the third quarter of 2022.

Popular expects to execute during the remainder of the year, in the open market or in privately negotiated transactions, the remaining $100 million in common stock repurchases contemplated as part of the Corporation’s 2022 capital actions announced in January 2022. The timing and exact amount of such additional repurchases will be subject to various factors, including market conditions and the Corporation’s capital position and financial performance.

On February 23, 2022, the Corporation’s Board of Directors approved a quarterly cash dividend of $0.55 per share, an increase from the previous $0.45 per share quarterly dividend, on its outstanding common stock. The dividend was paid on April 1, 2022 to stockholders of record at the close of business on March 15, 2022.

OVERVIEW

Table 1 provides selected financial data and performance indicators for the quarters ended March 31, 2022 and 2021.

Table 1 - Financial highlights

Financial Condition Highlights	Ending Balances at			Average for the Quarter Ended [1]
(In thousands)	March 31, 2022	December 31, 2021	Variance	March 31, 2022	March 31, 2021	Variance
Money market investments	$10,069,692	$17,536,719	$(7,467,027)	$14,763,104	$12,450,533	$2,312,571
Investment securities	26,658,289	25,267,418	1,390,871	28,540,438	21,305,160	7,235,278
Loans	29,643,340	29,299,725	343,615	29,246,344	29,335,164	(88,820)
Earning assets	66,371,321	72,103,862	(5,732,541)	72,549,886	63,090,857	9,459,029
Total assets	69,525,082	75,097,899	(5,572,817)	75,628,669	66,086,263	9,542,406
Deposits	62,862,295	67,005,088	(4,142,793)	67,601,597	57,696,863	9,904,734
Borrowings	1,060,706	1,155,166	(94,460)	1,079,096	1,322,431	(243,335)
Stockholders’ equity	4,671,246	5,969,397	(1,298,151)	5,983,308	5,693,673	289,635
[1] Average balances exclude unrealized gains or losses on debt securities available-for-sale.

Operating Highlights				First Quarter
(In thousands, except per share information)				2022	2021	Variance
Net interest income				$494,312	$479,112	$15,200
Provision for credit losses (benefit)				(15,500)	(82,226)	66,726
Non-interest income				154,692	153,653	1,039
Operating expenses				402,339	375,528	26,811
Income before income tax				262,165	339,463	(77,298)
Income tax expense				50,479	76,831	(26,352)
Net income				$211,686	$262,632	$(50,946)
Net income applicable to common stock				$211,333	$262,279	$(50,946)
Net income per common share - basic				$2.69	$3.13	$(0.44)
Net income per common share - diluted				$2.69	$3.12	$(0.43)
Dividends declared per common share				$0.55	$0.40	$0.15

				First Quarter
Selected Statistical Information				2022	2021
Common Stock Data
End market price				$81.74	$70.32
Book value per common share at period end				60.78	69.63
Profitability Ratios
Return on assets				1.14%	1.61%
Return on common equity				14.38	18.76
Net interest spread				2.69	2.96
Net interest spread (taxable equivalent) - Non-GAAP				2.98	3.28
Net interest margin				2.75	3.07
Net interest margin (taxable equivalent) - Non-GAAP				3.05	3.39
Capitalization Ratios
Average equity to average assets				7.91%	8.62%
Common equity Tier 1 capital				16.26	17.08
Tier I capital				16.33	17.15
Total capital				18.19	19.62
Tier 1 leverage				6.98	8.06

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

Net interest income on a taxable equivalent basis is a non-GAAP financial measure. Management believes that this presentation provides meaningful information since it facilitates the comparison of revenues arising from taxable and tax-exempt sources. Net interest income on a taxable equivalent basis is presented with its different components in Table 2, along with the reconciliation to net interest income (GAAP), for the quarter ended March 31, 2022 as compared with the same period in 2021, segregated by major categories of interest earning assets and interest-bearing liabilities.

Non-GAAP financial measures used by the Corporation may not be comparable to similarly named Non-GAAP financial measures used by other companies.

Financial highlights for the quarter ended March 31, 2022

• For the quarter ended March 31, 2022, the Corporation recorded net income of $ 211.7 million, compared to net income of $ 262.6 million for the same quarter of the previous year. Net interest margin for the first quarter of 2022 was 2.75%, a decrease of 32 basis points when compared to 3.07% for the same quarter of the previous year, mainly due to earning asset mix driven by higher money market and investment securities which carry a low yield, and lower interest from loans under the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), partially offset by lower cost of deposits. On a taxable equivalent basis, the net interest margin was of 3.05%, compared to 3.39% for the same quarter of the previous year. The Corporation recorded a release of $15.5 million on its reserve for credit losses, compared to a reserve release of $82.2 million in the same quarter of 2021, reflecting changes to the economic outlook, qualitative reserves, and portfolio credit quality. Non-interest income remained flat at $154.7 million at March 31, 2022, when compared to $153.7 million at March 31, 2021. Operating expenses were higher by $26.8 million principally due to higher personnel costs and professional fees.

• Total assets at March 31, 2022 amounted to $69.5 billion, compared to $75.1 billion, at December 31, 2021. The decrease was mainly due to lower money market investments, partially offset by higher debt securities available-for-sale.

• Total deposits at March 31, 2022 decreased by $4.1 billion when compared to deposits at December 31, 2021, mainly due to lower Puerto Rico public sector deposits by $5.5 billion at BPPR as a result of the payments made by Puerto Rico pursuant to the Plan of Adjustment for Puerto Rico under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”).

• Total stockholders' equity decreased by $1.3 billion when compared to December 31, 2021, principally due to an increase in accumulated unrealized losses on debt securities available-for-sale by $1.1 billion due to a decline in fair value of fixed-rate debt securities as a result of the rising interest rate environment, the impact of the $400 million ASR and declared quarterly common stock dividends, partially offset by the net income of $211.7 million for the quarter.

• At March 31, 2022, the Corporation’s tangible book value per common share was $51.16.

• Capital ratios continued to be strong. As of March 31, 2022, the Corporation’s common equity tier 1 capital ratio was 16.26%, the tier 1 leverage ratio was 6.98%, and the total capital ratio was 18.19%. Refer to Table 7 for capital ratios.

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

The description of the Corporation’s business contained in Item 1 of the Corporation’s 2021 Form 10-K, while not all inclusive, discusses additional information about the business of the Corporation. Readers should also refer to “Part I - Item 1A” of the 2021 Form 10-K and “Part II - Item 1A” of this Form 10-Q for a discussion of certain risks and uncertainties to which the Corporation is subject, many beyond the Corporation’s control that, in addition to the other information in this Form 10-Q, readers should consider.

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

Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to: (i) Fair Value Measurement of Financial Instruments; (ii) Loans and Allowance for Credit Losses; (iii) Loans Acquired with Deteriorated Credit Quality; (iv) Income Taxes; (v) Goodwill; and (vi) Pension and Postretirement Benefit Obligations. For a summary of these critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2021 Form 10-K. Also, refer to Note 2 to the Consolidated Financial Statements included in the 2021 Form 10-K for a summary of the Corporation’s significant accounting policies and to Note 3 to the Consolidated Financial Statements included in this Form 10-Q for information on recently adopted accounting standard updates.

OPERATING RESULTS ANALYSIS

NET INTEREST INCOME

Net interest income for the first quarter of 2022 was $494.3 million, an increase of $15.2 million when compared to $479.1 million for the same quarter of 2021. Taxable equivalent net interest income was $548.1 million for the first quarter of 2022 compared to $529.8 million in the first quarter of 2021, an increase of $18.3 million.

Net interest margin for the first quarter of 2022 was 2.75%, a decrease of 32 basis points when compared to 3.07% for the same quarter of the previous year. The decrease in the net interest margin is driven by earning asset mix due to a higher proportion of money market and investment securities, resulting from a higher volume of deposits in the quarter, and lower loan fees related to SBA PPP loans, partially offset by a lower cost of deposits. The net interest margin, on a taxable equivalent basis, for the first quarter of 2022 was 3.05%, a decrease of 34 basis points when compared to 3.39% for the same quarter of 2021. The detailed variances of the increase in net interest income are described below:

Positive variances:

• Higher interest income from money market, investment, and trading securities by $17.0 million due a higher volume by $9.5 billion due to purchases of U.S. Treasury securities and a higher volume of money market investments. The increase is associated to a higher volume of deposits of a similar amount. The yield of the portfolio decreased by 17 basis points due to investments in a lower interest rate environment and maturities of higher yielding mortgage-backed securities, partially offset by a higher interest rate received on excess reserves at the Federal Reserve by 8 basis points

• The average auto and lease financing portfolios increased by $435.0 million and reflected higher interest income by $3.5 million driven by a sustained demand for automobiles; and

• Lower interest expense on deposits due to the decrease in interest cost by 8 basis points, mainly at Popular Bank., as a result of the low interest rate environment that has prevailed since March 2020. In the U.S. the cost of interest-bearing deposits decreased 20 basis points when compared to the same quarter in 2021 and in P.R. the decrease was 5 basis points. The impact from lower rates was partially offset by higher average balance of interest-bearing deposits by $7.2 billon when compared with the same quarter in 2021. The Corporation reported increase in most deposits categories in P.R. including public, commercial and retail deposits;

Partially offset by:

• Lower interest income from commercial loans by $6.9 billion resulting from lower PPP loan fees by $12.5 million, partially offset by a higher volume by $117.0 million. The increase in volume over the same quarter in 2021 was mostly in Popular Bank as the BPPR portfolio decreased mainly as a result of the repayment of PPP loans; and

• Lower interest expense on medium and long-term debt due to redemption, in the fourth quarter of 2021, of all outstanding 6.70% Cumulative Monthly Income Trust Preferred Securities ($186.7 million).

Prepayment penalties, late fees collected and the amortization of premiums on purchased loans are included as part of the loan yield. Interest income related to these items for the quarters ended March 31, 2022 and 2021 amounted to $16.3 million and $33.7 million, respectively. The decrease of $17.4 million is mainly related to lower amortized fees resulting from the forgiveness of PPP loans of $10.0 million compared to $20.0 million in the first quarter of 2021 and lower amortization of the fair value discount of loan portfolios acquired in previous years.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis (Non-GAAP)
Quarter ended March 31,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2022	2021	Variance	2022	2021	Variance		2022	2021	Variance	Rate	Volume
(In millions)							(In thousands)
$14,763	$12,451	$2,312	0.18%	0.10%	0.08%	Money market investments	$6,464	$3,112	$3,352	$2,688	$664
28,471	21,221	7,250	1.95	2.35	(0.40)	Investment securities [1]	137,350	123,665	13,685	(17,819)	31,504
70	84	(14)	5.90	4.96	0.94	Trading securities	1,019	1,033	(14)	178	(192)
						Total money market,
						investment and trading
43,304	33,756	9,548	1.35	1.52	(0.17)	securities	144,833	127,810	17,023	(14,953)	31,976
						Loans:
13,741	13,624	117	5.08	5.33	(0.25)	Commercial	172,128	179,064	(6,936)	(8,460)	1,524
727	911	(184)	5.45	5.30	0.15	Construction	9,758	11,901	(2,143)	332	(2,475)
1,393	1,215	178	5.95	6.04	(0.09)	Leasing	20,720	18,354	2,366	(274)	2,640
7,388	7,869	(481)	5.24	5.00	0.24	Mortgage	96,768	98,429	(1,661)	4,513	(6,174)
2,537	2,513	24	11.20	11.36	(0.16)	Consumer	70,062	70,401	(339)	(1,334)	995
3,460	3,203	257	8.12	8.63	(0.51)	Auto	69,252	68,152	1,100	(4,192)	5,292
29,246	29,335	(89)	6.06	6.15	(0.09)	Total loans	438,688	446,301	(7,613)	(9,415)	1,802
$72,550	$63,091	$9,459	3.25%	3.67%	(0.42)%	Total earning assets	$583,521	$574,111	$9,410	$(24,368)	$33,778
						Interest bearing deposits:
$28,288	$22,674	$5,614	0.10%	0.15%	(0.05)%	NOW and money market [2]	$7,323	$8,262	$(939)	$(2,661)	$1,722
16,434	14,364	2,070	0.16	0.20	(0.04)	Savings	6,564	7,020	(456)	(1,633)	1,177
6,737	7,265	(528)	0.66	0.83	(0.17)	Time deposits	10,896	14,919	(4,023)	(2,649)	(1,374)
51,459	44,303	7,156	0.20	0.28	(0.08)	Total interest bearing deposits	24,783	30,201	(5,418)	(6,943)	1,525
91	98	(7)	0.36	0.59	(0.23)	Short-term borrowings	80	143	(63)	(51)	(12)
						Other medium and
1,013	1,246	(233)	4.18	4.51	(0.33)	long-term debt	10,546	13,995	(3,449)	(268)	(3,181)
						Total interest bearing
52,563	45,647	6,916	0.27	0.39	(0.12)	liabilities	35,409	44,339	(8,930)	(7,262)	(1,668)
16,143	13,394	2,749				Demand deposits
3,844	4,050	(206)				Other sources of funds
$72,550	$63,091	$9,459	0.20%	0.28%	(0.08)%	Total source of funds	35,409	44,339	(8,930)	(7,262)	(1,668)
						Net interest margin/
			3.05%	3.39%	(0.34)%	income on a taxable equivalent basis (Non-GAAP)	548,112	529,772	18,340	$(17,106)	$35,446
			2.98%	3.28%	(0.30)%	Net interest spread
						Taxable equivalent adjustment	53,800	50,661	3,139
						Net interest margin/ income
			2.75%	3.07%	(0.32)%	non-taxable equivalent basis (GAAP)	$494,312	$479,111	$15,201
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

Provision for Credit Losses - Loans Held-in-Portfolio and Unfunded Commitments

For the quarter ended March 31, 2022, the Corporation recorded a release of $15.2 million for its reserve for credit losses related to loans held-in-portfolio and unfunded commitments. The reserve release related to the loans-held-in-portfolio for the quarter ended March 31, 2022 was $14.4 million, compared to a reserve release of $75.8 million for the quarter ended March 31, 2021. The reserve release reflects the improvements in credit quality, changes in the macroeconomic outlook, and changes in qualitative reserves. The reserve release related to unfunded commitments for the first quarter of 2022 was $0.8 million, compared to a reserve release of $6.3 million for the same period of 2021.

For the quarter ended March 31, 2022, the Corporation recorded a release of $12.7 million of its reserve for loans-held-in-portfolio for the BPPR segment, compared to a reserve release of $40.0 million for the quarter ended March 31, 2021. The Popular U.S. segment recorded a reserve release of $1.7 million for the quarter ended March 31, 2022, compared to a reserve release of $35.8 million for the same quarter in 2021.

At March 31, 2022, the total allowance for credit losses for loans held-in-portfolio amounted to $677.8 million, compared to $695.4 million as of December 31, 2021. The ratio of the allowance for credit losses to loans held-in-portfolio was 2.29% at March 31, 2022, compared to 2.38% at December 31, 2021. As discussed in Note 8 to the Consolidated Financial Statements, within the process to estimate its allowance for credit losses (“ACL”), the Corporation applies probability weightings to the outcomes of simulations using Moody’s Analytics’ Baseline, S3 (pessimistic) and S1 (optimistic) scenarios. The baseline scenario is assigned the highest probability, followed by the pessimistic scenario given the uncertainties in the economic outlook and downside risk. Refer to Note 8 to the Consolidated Financial Statements, for additional information on the Corporation’s methodology to estimate its allowance for credit losses (“ACL”). Refer to the Credit Risk section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for credit losses and selected loan losses statistics.

Provision for Credit Losses – Investment Securities

The Corporation’s provision for credit losses related to its investment securities held-to-maturity is related to the portfolio of obligations from the Government of Puerto Rico, states and political subdivisions. For the quarter ended March 31, 2022, the Corporation recorded a reserve release of $0.3 million, compared to a benefit of $0.2 million for the quarter ended March 31, 2021. At March 31, 2022, the total allowance for credit losses for this portfolio amounted to $7.8 million, compared to $8.1 million as of December 31, 2021. Refer to Note 6 to Consolidated Financial Statements for additional information on the ACL for this portfolio.

Non-Interest Income

Non-interest income was $154.7 million for the first quarter of 2022, an increase of $1.0 million when compared with the same quarter of the previous year. The increase in non-interest income was primarily driven by:

• higher other service fees by $6.5 million mainly due to higher credit card fees by $5.0 million as a result of higher interchange transactional volumes; and

• higher other operating income by $1.2 million mainly due to higher net earnings from the combined portfolio of investments under the equity method;

partially offset by

• lower income from mortgage banking activities by $4.5 million mainly due to an unfavorable variance of $6.5 million in net gains (losses) on the sale and valuation adjustments of mortgage loans due to changes in market rates, partially offset by higher realized gains on closed derivative positions; and

• an unfavorable variance in unrealized net gains on equity securities by $2.5 million mainly on deferred compensation plans that have an offsetting expense in personnel related expenses.

Operating Expenses

Operating expenses for the quarter ended March 31, 2022 increased by $26.8 million when compared with the same quarter of 2021, driven primarily by:

• higher personnel cost by $7.5 million mainly related to higher salaries by $9.3 million due to merit increases and minimum salary adjustments and higher pension, postretirement and medical insurance expense by $1.9 million; partially offset by $3.2 million in lower incentives related to the profit-sharing plan which is tied to the Corporation’s financial performance;

• higher equipment expense by $1.9 million due to higher amortization of software packages;

• higher professional fees by $8.5 million due to higher advisory expenses related to corporate initiatives;

• higher business promotions by $2.6 million due to credit cards rewards expense as a result of transactional volumes;

• lower net recoveries from other real estate owned by $1.8 million mainly due to higher corporate advances in mortgage properties; and

• higher operating expenses by $3.4 million mainly due to higher legal reserves.

Table 3 - Operating Expenses
	Quarters ended March 31,
(In thousands)	2022	2021	Variance
Personnel costs:
Salaries	$98,673	$89,335	$9,338
Commissions, incentives and other bonuses	31,339	33,218	(1,879)
Pension, postretirement and medical insurance	12,783	10,924	1,859
Other personnel costs, including payroll taxes	24,201	26,002	(1,801)
Total personnel costs	166,996	159,479	7,517
Net occupancy expenses	24,723	26,013	(1,290)
Equipment expenses	23,479	21,575	1,904
Other taxes	15,715	13,959	1,756
Professional fees:
Collections, appraisals and other credit related fees	2,226	3,320	(1,094)
Programming, processing and other technology services	69,374	66,366	3,008
Legal fees, excluding collections	3,954	2,365	1,589
Other professional fees	32,943	27,897	5,046
Total professional fees	108,497	99,948	8,549
Communications	6,147	6,833	(686)
Business promotion	15,083	12,521	2,562
FDIC deposit insurance	7,372	5,968	1,404
Other real estate owned (OREO) (income) expenses	(2,713)	(4,533)	1,820
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	12,509	12,454	55
Operational losses	11,825	7,896	3,929
All other	11,815	12,364	(549)
Total other operating expenses	36,149	32,714	3,435
Amortization of intangibles	891	1,051	(160)
Total operating expenses	$402,339	$375,528	$26,811

Income Taxes

For the quarter ended March 31, 2022, the Corporation recorded an income tax expense of $50.5 million with an effective tax rate (“ETR”) of 19%, compared to $76.8 million with an ETR of 23% for the same period of 2021. The income tax expense for the quarter ended March 31, 2022 reflects the impact of lower pre-tax income and higher tax exempt income.

At March 31, 2022, the Corporation had a net deferred tax asset amounting to $0.8 billion, net of a valuation allowance of $0.5 billion. The net deferred tax asset related to the U.S. operations was $0.2 billion, net of a valuation allowance of $0.4 billion.

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

The Corporate group reported a net income of $6.3 million for the quarter ended March 31, 2022, compared with a net income of $2.3 million for the same quarter of the previous year. The increase in net income was mainly attributed to lower interest expense related to the redemption of $186.7 million in Trust Preferred Securities issued by Popular Capital Trust I in the fourth quarter of 2021 and higher income from the portfolio of equity method investments.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $178.5 million for the quarter ended March 31, 2022, compared with net income of $212.2 million for the same quarter of the previous year. The decrease in net income was principally driven by the following:

• Higher net interest income by $4.8 million mainly due to:

• higher interest income from money market and investment securities by $15.6 million due to higher average balances of U.S. Treasury securities, offset by lower yields due to changes in market rates;

• lower interest expense on deposits by $2.1 million mainly due to lower costs, partially offset by higher average balance of deposits;

partially offset by

• lower interest income from loans by $13.0 million mainly from commercial loans due to lower fees from PPP loans.

The net interest margin for the quarter ended March 31, 2022 was 2.67% compared to 3.10% for the same quarter in the previous year. The decrease in net interest margin is driven by earnings assets mix and a lower yield in earning assets, partially offset by a lower cost of deposits.

• Non-interest income was higher by $0.8 million mainly due to:

• Higher other service fees by $6.8 million mainly due to higher credit card fees as a result of higher interchange transactional volumes;

partially offset by

• lower income from mortgage banking activities by $4.3 million mainly due to an unfavorable variance in net gains (losses) on the sale and valuation adjustments of mortgage loans due to changes in market rates, partially offset by higher realized gains on closed derivative positions; and

• lower other operating income by $1.6 million mostly due to a gain of $0.9 million from the sale of fully charged off consumer loans in the first quarter of 2021.

• Higher operating expenses by $27.1 million mostly due to:

• Higher personnel costs by $7.1 million driven by higher salaries due to merit increases and minimum salary adjustments;

• higher other taxes by $2.0 million, mainly form personal property taxes;

• higher business promotions by $2.6 million due to credit cards rewards expense as a result higher transactional volumes;

• lower net recoveries from OREO by $1.7 million mainly due to higher corporate advances in mortgage properties; and

• higher other operating expenses by $12.8 million due to higher charges allocated from the Corporate segment, mainly advisory services, and higher legal reserves.

• Lower income tax expense by $19.5 million mainly due to lower income before tax and higher tax-exempt income.

Popular U.S.

For the quarter ended March 31, 2022, the reportable segment of Popular U.S. reported a net income of $27.0 million, compared with a net income of $47.8 million for the same quarter of the previous year. The decrease in net income was principally driven by the benefit of $36.7 million in the reserve for credit losses and unfunded commitments recorded in the quarter ended March 31, 2021, compared to a benefit of $2.0 million recorded in the current quarter. The factors that contributed to the variance in the financial results included the following:

• Higher net interest income by $7.4 million due to:

• higher interest income from loans by $5.3 million, mainly from growth in the commercial portfolio; and

• lower interest expense on deposits by $3.2 million mainly due to lower interest rates and lower average balance of time deposits.

partially offset by:

• lower income from debt securities by $1.5 million due to lower average balances.

The net interest margin for the quarter ended March 31, 2022 was 3.56% compared to 3.35% for the same quarter in the previous year.

• an unfavorable variance of $34.7 million on the provision for loan losses and unfunded commitments due to the above-mentioned reserve release of $36.7 million recorded in the quarter ended March 31, 2021, reflective of credit metrics and the macroeconomic outlook;

• non-interest income and operating expenses were relatively flat when compared to the quarter ended March 31, 2021;

• lower income tax expense by $6.4 million due mainly to a lower income before tax.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $69.5 billion at March 31, 2022, compared to $75.1 billion at December 31, 2021. Refer to the Consolidated Statements of Financial Condition included in this report for additional information.

Money market investments and debt securities available-for-sale

Money market investments decreased by $7.5 billion mainly due to lower Puerto Rico public sector deposits. Debt securities available-for-sale increased by $1.4 billion at March 31, 2022, due to purchases of U.S. Treasury securities. Refer to Note 5 to the Consolidated Financial Statements for additional information with respect to the Corporation’s debt securities available-for-sale.

Loans

Refer to Table 4 for a breakdown of the Corporation’s loan portfolio. Also, refer to Note 7 in the Consolidated Financial Statements for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Loans held-in-portfolio increased by $0.3 billion to $29.6 billion at March 31, 2022, mainly due to an increase in commercial loans at both BPPR and PB by $0.3 billion.

Table 4 - Loans Ending Balances
(In thousands)	March 31, 2022	December 31, 2021	Variance
Loans held-in-portfolio:
Commercial	$14,028,246	$13,732,701	$295,545
Construction	744,783	716,220	28,563
Leasing	1,426,122	1,381,319	44,803
Mortgage	7,326,346	7,427,196	(100,850)
Auto	3,430,162	3,412,187	17,975
Consumer	2,632,531	2,570,934	61,597
Total loans held-in-portfolio	$29,588,190	$29,240,557	$347,633
Loans held-for-sale:
Mortgage	$55,150	$59,168	$(4,018)
Total loans held-for-sale	$55,150	$59,168	$(4,018)
Total loans	$29,643,340	$29,299,725	$343,615

Other assets

Other assets amounted to $1.8 billion at March 31, 2022, compared to $1.6 billion at December 31, 2021. Refer to Note 12 to the Consolidated Financial Statements for a breakdown of the principal categories that comprise the caption of “Other Assets” in the Consolidated Statements of Financial Condition at March 31, 2022 and December 31, 2021.

Liabilities

The Corporation’s total liabilities were $64.9 billion at March 31, 2022, a decrease of $4.2 billion, compared to $69.1 billion at December 31, 2021, mainly due to lower deposits as discussed below.

Deposits and Borrowings

The composition of the Corporation’s financing to total assets at March 31, 2022 and December 31, 2021 is included in Table 5.

Table 5 - Financing to Total Assets
	March 31,	December 31,	% increase (decrease)	% of total assets
(In millions)	2022	2021	from 2020 to 2021	2022	2021
Non-interest bearing deposits	$16,097	$15,684	2.6%	23.2%	20.9%
Interest-bearing core deposits	42,911	47,954	(10.5)	61.7	63.9
Other interest-bearing deposits	3,854	3,367	14.5	5.6	4.5
Repurchase agreements	73	92	(20.7)	0.1	0.1
Other short-term borrowings	-	75	N.M.	-	0.1
Notes payable	988	989	(0.1)	1.4	1.3
Other liabilities	931	968	(3.8)	1.3	1.3
Stockholders’ equity	4,671	5,969	(21.7)	6.7	7.9

Deposits

The Corporation’s deposits totaled $62.9 billion at March 31, 2022, compared to $67.0 billion at December 31, 2021. The deposits decrease of $4.1 billion was mainly due to lower Puerto Rico public sector deposits by $5.5 billion at BPPR, as a result of the payments made by Puerto Rico pursuant to the Plan of Adjustment for Puerto Rico under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) which became effective on March 15, 2022. At March 31, 2022, public sector deposits amounted to $14.8 billion. The receipt by the Puerto Rico Government of additional COVID-19 pandemic and hurricane recovery related Federal assistance, and seasonal tax collections, could increase public deposit balances at BPPR in the near term. However, the rate at which public deposit balances may decline is uncertain and difficult to predict. The amount and timing of any such reduction is likely to be impacted by, for example, the speed at which COVID-19 pandemic and hurricane recovery federal assistance is distributed and the financial condition, liquidity and cash management practices of the Puerto Rico Government and its instrumentalities. During the quarter ended March 31, 2022, approximately $10.1 billion were withdrawn from the public sector deposits held by the Bank to make debt service payments and other administrative payments pursuant to the Plan of Adjustment for Puerto Rico.

Refer to Table 6 for a breakdown of the Corporation’s deposits at March 31, 2022 and December 31, 2021.

Table 6 - Deposits Ending Balances
(In thousands)	March 31, 2022	December 31, 2021	Variance
Demand deposits [1]	$25,684,715	$25,889,732	$(205,017)
Savings, NOW and money market deposits (non-brokered)	29,318,333	33,674,134	(4,355,801)
Savings, NOW and money market deposits (brokered)	768,558	729,073	39,485
Time deposits (non-brokered)	6,964,848	6,685,938	278,910
Time deposits (brokered CDs)	125,841	26,211	99,630
Total deposits	$62,862,295	$67,005,088	$(4,142,793)
[1] Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings totaled $1.1 billion at March 31, 2022 and December 31, 2021. Refer to Note 15 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Stockholders’ Equity

Stockholders’ equity totaled $4.7 billion at March 31, 2022, a decrease of $1.3 billion when compared to December 31, 2021, principally due to an increase in accumulated unrealized losses on debt securities available-for-sale by $1.1 billion due to a decline in fair value of fixed-rate debt securities as a result of the rising interest rate environment, the impact of the $400 million ASR and declared quarterly common stock dividends, partially offset by the net income of $211.7 million for the quarter. Refer to the Consolidated Statements of Financial Condition, Comprehensive Income and of Changes in Stockholders’ Equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation, BPPR and PB are subject to regulatory capital requirements established by the Federal Reserve Board. The risk-based capital standards applicable to the Corporation, BPPR and PB (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of March 31, 2022, the Corporation’s, BPPR’s and PB’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 7, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of March 31, 2022 and December 31, 2021.

Table 7 - Capital Adequacy Data

(Dollars in thousands)	March 31, 2022	December 31, 2021
Common equity tier 1 capital:
Common stockholders equity - GAAP basis	$4,649,103	$5,947,254
CECL transitional amount [1]	127,127	169,502
AOCI related adjustments due to opt-out election	1,327,073	257,762
Goodwill, net of associated deferred tax liability (DTL)	(590,227)	(591,703)
Intangible assets, net of associated DTLs	(15,328)	(16,219)
Deferred tax assets and other deductions	(280,547)	(290,565)
Common equity tier 1 capital	$5,217,201	$5,476,031
Additional tier 1 capital:
Preferred stock	22,143	22,143
Additional tier 1 capital	$22,143	$22,143
Tier 1 capital	$5,239,344	$5,498,174
Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	192,674	192,674
Other inclusions (deductions), net	401,719	393,257
Tier 2 capital	$594,393	$585,931
Total risk-based capital	$5,833,737	$6,084,105
Minimum total capital requirement to be well capitalized	$3,207,795	$3,144,122
Excess total capital over minimum well capitalized	$2,625,943	$2,939,983
Total risk-weighted assets	$32,077,945	$31,441,224
Total assets for leverage ratio	$75,053,225	$74,238,367
Risk-based capital ratios:
Common equity tier 1 capital	16.26%	17.42%
Tier 1 capital	16.33	17.49
Total capital	18.19	19.35
Tier 1 leverage	6.98	7.41
[1] The CECL transitional amount includes the impact of Popular's adoption of the new CECL accounting standard on January 1, 2020.

The Basel III capital rules provide that a depository institution will be deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of March 31, 2022, the Corporation, BPPR and PB continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

Pursuant to the adoption of the CECL accounting standard on January 1, 2020, the Corporation elected to use the five-year transition period option as provided in the final interim regulatory capital rules effective March 31, 2020. The five-year transition period provision delays for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay. As of March 31, 2022, the Corporation had phased-in 25% of the cumulative CECL deferral with the remaining impact to be recognized over the remainder of the three-year transition period.

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to neutralize the regulatory capital effects of participating in the program. Specifically, the agencies have clarified that banking organizations, including the Corporation and its Bank subsidiaries, are permitted to assign a zero percent risk weight to PPP loans for purposes of determining risk-weighted assets and risk-based capital ratios. Additionally, in order to facilitate use of the Paycheck Protection Program Liquidity Facility (the “PPPL Facility”), which provides Federal Reserve Bank loans to eligible financial institutions such as the Corporation’s Bank subsidiaries to fund PPP loans, the agencies further clarified that, for purposes of determining leverage ratios, a banking organization is permitted to exclude from total average assets PPP loans that have been pledged as collateral for a PPPL Facility. As of March 31, 2022, the Corporation has $173 million in PPP loans and no loans were pledge as collateral for PPPL Facilities.

The decrease in the common equity Tier I capital ratio, Tier I capital ratio, and total capital ratio as of March 31, 2022 as compared to December 31, 2021 was mainly attributed to the accelerated share repurchase agreement to repurchase an aggregate of $400 million of Popular’s common stock, and an increase in risk-weighted assets driven by the growth in the commercial loans portfolio, partially offset by the three month period earnings. The decrease in leverage capital ratio was mainly due to the increase in average total assets, which mostly did not have a significant impact on the risk-weighted assets.

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

Table 8 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of March 31, 2022, and December 31, 2021.

Table 8 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	March 31, 2022	December 31, 2021
Total stockholders’ equity	$4,671,246	$5,969,397
Less: Preferred stock	(22,143)	(22,143)
Less: Goodwill	(720,293)	(720,293)
Less: Other intangibles	(15,328)	(16,219)
Total tangible common equity	$3,913,482	$5,210,742
Total assets	$69,525,082	$75,097,899
Less: Goodwill	(720,293)	(720,293)
Less: Other intangibles	(15,328)	(16,219)
Total tangible assets	$68,789,461	$74,361,387
Tangible common equity to tangible assets	5.69%	7.01%
Common shares outstanding at end of period	76,487,523	79,851,169
Tangible book value per common share	$51.16	$65.26

	Quarterly average
Total stockholders’ equity [1]	$5,983,309	$5,961,214
Less: Preferred Stock	(22,143)	(22,143)
Less: Goodwill	(720,292)	(706,184)
Less: Other intangibles	(15,881)	(19,889)
Total tangible common equity	$5,224,993	$5,212,998
Return on average tangible common equity	16.40%	15.66%
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

Most of the assets subject to market valuation risk are debt securities classified as available-for-sale. Refer to Notes 5 and 6 to the Consolidated Financial Statements for further information on the debt securities available-for-sale and held-to-maturity portfolios. Debt securities classified as available-for-sale amounted to $26.4 billion as of March 31, 2022. Other assets subject to market risk include loans held-for-sale, which amounted to $55 million, mortgage servicing rights (“MSRs”) which amounted to $125 million and securities classified as “trading”, which amounted to $36 million, as of March 31, 2022.

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

The Corporation processes NII simulations under interest rate scenarios in which the yield curve is assumed to rise and decline by the same magnitude (parallel shifts). The rate scenarios considered in these market risk simulations reflect instantaneous parallel changes of -100, -200, +100, +200 and +400 basis points during the succeeding twelve-month period. Simulation analyses are based on many assumptions, including relative levels of market interest rates across all yield curve points and indexes, interest rate spreads, loan prepayments and deposit elasticity. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The following table presents the results of the simulations at March 31, 2022 and December 31, 2021, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:

Table 9 - Net Interest Income Sensitivity (One Year Projection)
	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate
+400 basis points	$125,033	6.13%	$257,223	13.21%
+200 basis points	84,308	4.14	197,354	10.14
+100 basis points	66,244	3.25	166,920	8.57
-100 basis points	(90,493)	(4.44)	(78,408)	(4.03)
-200 basis points	(143,311)	(7.03)	(120,661)	(6.20)

As of March 31, 2022, NII simulations show the Corporation maintains an asset sensitive position and is expected to benefit from an overall rising rate environment. The decrease in sensitivity for the period in rising rate scenarios is primarily driven by the reduction of $7.5 billion in money market investments due to lower Puerto Rico public sector deposits as a result of the payments made by Puerto Rico pursuant to the Plan of Adjustment for Puerto Rico under Title III of PROMESA. This reduction in assets that re-price instantaneously when the Federal Reserve adjusts its short term rates was the main contributor to the change in sensitivity. This affects the rising rate scenarios because there are fewer assets that re-price upwards in the simulation horizon thus producing less income than previously simulated. The declining rate scenarios would typically be affected in the opposite direction, but since short term rates were still close to zero at the end of the quarter, the sensitivity effect on these assets is muted in both declining rate scenarios. The slight increase in sensitivity to down rate scenarios is due to rates in the intermediate part of the yield curve being significantly higher at quarter end, and thus being able to fall further in the declining rate scenarios, therefore negatively affecting the assets that reprice based on the other points of the yield curve.

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

At March 31, 2022, the Corporation held trading securities with a fair value of $36 million, representing approximately 0.05% of the Corporation’s total assets, compared with $30 million and 0.04%, respectively, at December 31, 2021. As shown in Table 10, the trading portfolio consists principally of mortgage-backed securities and U.S. Treasuries, which at March 31, 2022 were investment grade securities. As of March 31, 2022 and December 31, 2021, the trading portfolio also included $0.1 million in Puerto Rico government obligations. Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized net trading account losses of $723 thousand and $45 thousand, respectively, for the quarters ended March 31, 2022 and March 31, 2021.

Table 10 - Trading Portfolio
	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Weighted Average Yield[1]	Amount	Weighted Average Yield[1]
Mortgage-backed securities	$18,779	5.44%	$22,559	5.12%
U.S. Treasury securities	16,686	0.26	6,530	0.03
Collateralized mortgage obligations	227	5.59	257	5.61
Puerto Rico government obligations	81	0.47	85	0.47
Interest-only strips	267	12.00	280	12.00
Other (includes related trading derivatives)	2	4.63	-	-
Total	$36,042	3.08%	$29,711	4.06%
[1] Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.2 million for the last week in March 2022. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 90% of the Corporation’s total assets at March 31, 2022 and 89% at December 31, 2021. The ratio of total ending loans to deposits was 47% at March 31, 2022, compared to 44% at December 31, 2021. In addition to traditional deposits, the Corporation maintains borrowing arrangements, which amounted to approximately $1.1 billion in outstanding balances at March 31, 2022 (December 31, 2021 - $1.2 billion). A detailed description of the Corporation’s borrowings, including their terms, is included in Note 15 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

As disclosed in Note 17 to the Consolidated Financial Statements, during the quarter ended March 31, 2022, the Corporation entered into a $400 million ASR and received an initial delivery of 3,483,942 shares of common stock.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 6 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and public sector customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $250,000, excluding brokered deposits with denominations under $250,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $59.0 billion, or 94% of total deposits, at March 31, 2022, compared with $63.6 billion, or 95% of total deposits, at December 31, 2021. Core deposits financed 89% of the Corporation’s earning assets at March 31, 2022, compared with 88% at December 31, 2021.

The distribution by maturity of certificates of deposits with denominations of $250,000 and over at March 31, 2022 is presented in the table that follows:

Table 11 - Distribution by Maturity of Certificate of Deposits of $250,000 and Over
(In thousands)
3 months or less	$2,143,245
Over 3 to 12 months	473,284
Over 1 year to 3 years	226,856
Over 3 years	130,845
Total	$2,974,230

The Corporation had $0.9 billion in brokered deposits at March 31, 2022, which financed approximately 1% of its total assets (December 31, 2021 - $0.8 billion and 1%, respectively). In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

Deposits from the public sector represent an important source of funds for the Corporation. As of March 31, 2022, total public sector deposits were $14.8 billion, compared to $20.3 billion at December 31, 2021. Generally, these deposits require that the bank pledge high credit quality securities as collateral; therefore, liquidity risks arising from public sector deposit outflows are lower given that the bank receives its collateral in return. This, now unpledged, collateral can either be financed via repurchase agreements or sold for cash. However, there are some timing differences between the time the deposit outflow occurs and when the bank receives its collateral.

At March 31, 2022, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if the banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

The outstanding balance of notes payable at the BHCs amounted to $496 million at March 31, 2022 and December 31, 2021.

The contractual maturities of the BHCs notes payable at March 31, 2022 are presented in Table 12.

Table 12 - Distribution of BHC's Notes Payable by Contractual Maturity

Year	(In thousands)
2023	$298,158
Later years	198,299
Total	$496,457

Annual debt service at the BHCs is approximately $32 million, and the Corporation’s latest quarterly dividend was $0.55 per share. The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future. As of March 31, 2022, the BHCs had cash and money markets investments totaling $283 million, borrowing potential of $157 million from its secured facility with BPPR. In addition to these liquidity sources, the stake in EVERTEC had a market value of $477 million as of March 31, 2022 and it represents an additional source of contingent liquidity.

Non-Banking Subsidiaries

The principal sources of funding for the non-banking subsidiaries include internally generated cash flows from operations, loan sales, repurchase agreements, capital injections and borrowed funds from their direct parent companies or the holding companies. The principal uses of funds for the non-banking subsidiaries include repayment of maturing debt, operational expenses and payment of dividends to the BHCs. The liquidity needs of the non-banking subsidiaries are minimal since most of them are funded internally from operating cash flows or from intercompany borrowings or capital contributions from their holding companies. Popular, Inc. made a capital contribution to its wholly owned subsidiary Popular Securities amounting to $10 million during the first quarter of 2022. Additionally, during the first quarter of 2022, Popular, Inc. made a capital contribution of $25 million to its wholly owned captive insurance subsidiary, Popular Re, Inc.

Dividends

During the quarter ended March 31, 2022, the Corporation declared a cash dividend of $0.55 per common share outstanding ($42.1 million in the aggregate). The dividends for the Corporation’s Series A preferred stock amounted to $0.4 million. During the quarter ended March 31, 2022, the BHC’s received dividends amounting to $450 million from BPPR and $54 million from PNA. Dividends from BPPR constitute Popular, Inc.’s primary source of liquidity.

Other Funding Sources and Capital

The debt securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s debt securities portfolio consists primarily of liquid U.S. government debt securities, U.S. government sponsored agency debt securities, U.S. government sponsored agency mortgage-backed securities, and U.S. government sponsored agency collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged debt securities amounted to $8.7 billion at March 31, 2022 and $3.0 billion at December 31, 2021. A substantial portion of these debt securities could be used to raise financing in the U.S. money markets or from secured lending sources.

Additional liquidity may be provided through loan maturities, prepayments and sales. The loan portfolio can also be used to obtain funding in the capital markets. In particular, mortgage loans and some types of consumer loans, have secondary markets which the Corporation could use.

Off-Balance Sheet arrangements and other commitments

In the ordinary course of business, the Corporation engages in financial transactions that are not recorded on the balance sheet or may be recorded on the balance sheet in amounts that are different than the full contract or notional amount of the transaction. As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These commitments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. Refer to Note 20 to the Consolidated Financial Statements for information on the Corporation’s commitments to extent credit and other non-credit commitments.

Other types of off-balance sheet arrangements that the Corporation enters in the ordinary course of business include derivatives, operating leases and provision of guarantees, indemnifications, and representation and warranties. Refer to Note 27 to the Consolidated Financial Statements for information on operating leases and to Note 19 to the Consolidated Financial Statements for a detailed discussion related to the Corporation’s obligations under credit recourse and representation and warranties arrangements.

The Corporation monitors its cash requirements, including its contractual obligations and debt commitments. As discussed above, liquidity is managed by the Corporation in order to meet its short- and long-term cash obligations. Note 15 to the Consolidated Financial Statements has information on the Corporation’s borrowings by maturity, which amounted to $1.1 billion at March 31, 2022 (December 31, 2021 - $1.2 billion).

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

The following summarized financial information presents the financial position of the obligor group, on a combined basis at March 31, 2022 and December 31, 2021, and the results of their operations for the period ended March 31, 2022 and March 31, 2021. Investments in and equity in the earnings from the other subsidiaries and affiliates that are not members of the obligor group have been excluded.

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

Table 13 - Summarized Statement of Condition

(In thousands)	March 31, 2022	December 31, 2021
Assets
Cash and money market investments	$282,853	$291,540
Investment securities	27,164	25,691
Accounts receivables from non-obligor subsidiaries	38,597	17,634
Accounts receivables from affiliates and related parties	583	-
Other loans (net of allowance for credit losses of $305 (2021 - $96))	28,779	29,349
Investment in equity method investees	124,236	114,955
Other assets	64,740	42,251
Total assets	$566,952	$521,420
Liabilities and Stockholders' deficit
Accounts payable to non-obligor subsidiaries	$7,452	$6,481
Accounts payable to affiliates and related parties	1,172	1,254
Notes payable	496,458	496,134
Other liabilities	109,582	97,172
Stockholders' deficit	(47,712)	(79,621)
Total liabilities and stockholders' deficit	$566,952	$521,420

Table 14 - Summarized Statement of Operations

	For the quarters ended
(In thousands)	March 31, 2022	March 31, 2021
Income:
Dividends from non-obligor subsidiaries	$450,000	$2,000
Interest income from non-obligor subsidiaries and affiliates	204	192
Earnings from investments in equity method investees	8,105	6,465
Other operating (expense) income	(755)	908
Total income	$457,554	$9,565
Expenses:
Services provided by non-obligor subsidiaries and affiliates (net of reimbursement by subsidiaries for services provided by parent of $120,032 (2021 - $41,438))	$3,867	$2,825
Other operating expenses	4,637	8,701
Total expenses	$8,504	$11,526
Net income (loss)	$449,050	$(1,961)

The Obligor group recorded $0.6 million of dividend receivable from its direct equity method investees for the quarter ended March 31, 2022 (2021 - $0.6 million).

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

Furthermore, various statutory provisions limit the amount of dividends an insured depository institution may pay to its holding company without regulatory approval. A member bank must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income for that year, combined with its retained net income for the preceding two years, after considering those years’ dividend activity, less any required transfers to surplus or to a fund for the retirement of any preferred stock. During the quarter ended March 31, 2022, BPPR declared cash dividends of $450 million. At March 31, 2022, BPPR would have needed to obtain prior approval of the Federal Reserve Board before declaring a dividend due to its declared dividend activity and transfers to statutory reserves over the latest three years. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. Pursuant to these requirements, PB may not declare or pay a dividend without the prior approval of the Federal Reserve Board and the NYSDFS. The ability of a bank subsidiary to up-stream dividends to its BHC could thus be impacted by its financial performance, thus potentially limiting the amount of cash moving up to the BHCs from the banking subsidiaries. This could, in turn, affect the BHCs ability to declare dividends on its outstanding common and preferred stock, for example.

The Corporation’s banking subsidiaries have historically not used unsecured capital market borrowings to finance its operations, and therefore are less sensitive to the level and changes in the Corporation’s overall credit ratings.

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $9 million in deposits at March 31, 2022 that are subject to rating triggers.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 19 to the Consolidated Financial Statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $29 million at March 31, 2022. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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

Fiscal Crisis

The Commonwealth’s central government and many of its instrumentalities, public corporations and municipalities continue to face significant fiscal challenges, which have been primarily the result of economic contraction, persistent and significant budget deficits, a high debt burden, unfunded legacy obligations, and lack of access to the capital markets, among other factors. As a result, the Commonwealth and certain of its instrumentalities defaulted on their debt obligations. The escalating fiscal and economic crisis and imminent widespread defaults prompted the U.S. Congress to enact the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) in June 2016. As further discussed below under “Pending Title III Proceedings,” the Commonwealth and several of its instrumentalities recently emerged from a bankruptcy-like process under PROMESA.

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

In October 2016, the Oversight Board designated the Commonwealth and all of its public corporations and instrumentalities as “covered entities” under PROMESA. The only Commonwealth government entities that were not subject to such initial designation were the Commonwealth’s municipalities. In May 2019, however, the Oversight Board designated all of the Commonwealth’s municipalities as covered entities. At the Oversight Board’s request, covered entities are required to submit fiscal plans and annual budgets to the Oversight Board for its review and approval. They are also required to seek Oversight Board approval to issue, guarantee or modify their debts and to enter into contracts with an aggregate value of $10 million or more. Finally, covered entities are potentially eligible to avail themselves of the debt restructuring processes provided by PROMESA. For additional discussion of risk factors related to the Puerto Rico fiscal challenges, see “Part I – Item 1A – Risk Factors” in the Corporation’s Form 10-K.

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

On November 3, 2021, the Oversight Board filed the Eighth Amended Title III Joint Plan of Adjustment for the Commonwealth, ERS and PBA (the “Plan of Adjustment”). On March 15, 2022 (the “Effective Date”), the Plan of Adjustment became effective. As of the Effective Date, the Plan of Adjustment reduced the Commonwealth’s debt obligations from approximately $34.3 billion of prepetition debt to approximately $7.4 billion in new general obligation bonds and approximately $8.7 billion in new contingent value instruments. This also resulted in a reduction of the Commonwealth’s maximum annual debt service by approximately 73%.

There are still ongoing debt restructuring processes under Title III of PROMESA for the Commonwealth’s highways and electric power authorities (HTA and PREPA).

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

At March 31, 2022, the Corporation’s direct exposure to the Puerto Rico government’s instrumentalities and municipalities totaled $364 million of which $346 million were outstanding, compared to $367 million at December 31, 2021, of which $349 million were outstanding. Further deterioration of the Commonwealth’s fiscal and economic situation could adversely affect the value of our Puerto Rico government obligations, resulting in losses to us. Of the amount outstanding, $319 million consists of loans and $27 million are securities ($319 million and $30 million, respectively, at December 31, 2021). Substantially all of the amount outstanding at March 31, 2022 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At March 31, 2022, 75% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. For additional discussion of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to Note 20 – Commitments and Contingencies.

In addition, at March 31, 2022, the Corporation had $268 million in loans insured or securities issued by Puerto Rico governmental entities, but for which the principal source of repayment is non-governmental ($275 million at December 31, 2021). These included $225 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2021 - $232 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had, at March 31, 2022, $43 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default, and upon the satisfaction of certain other conditions (December 31, 2021 - $43 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, a moratorium on such obligations has not been imposed as of the date hereof.

BPPR’s commercial loan portfolio also includes loans to private borrowers who are service providers, lessors, suppliers or have other relationships with the government. These borrowers could be negatively affected by the Commonwealth’s fiscal crisis. Similarly, BPPR’s mortgage and consumer loan portfolios include loans to government employees and retirees, which could also be negatively affected by fiscal measures such as employee layoffs or furloughs or reductions in pension benefits.

As of March 31, 2022, BPPR had $14.8 billion in deposits from the Commonwealth, its instrumentalities, and municipalities. During the first quarter of 2022, the amount of government deposits decreased as a result of $10.1 billion cash payments made by the Commonwealth pursuant to the Plan of Adjustment. The rate at which public deposit balances may decline is uncertain and difficult to predict. The amount and timing of any such reduction is likely to be impacted by, for example, the speed at which COVID-19 pandemic and hurricane recovery federal assistance is distributed and the financial condition, liquidity and cash management practices of such entities, as well as on the ability of BPPR to maintain these customer relationships.

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

At March 31, 2022, the Corporation had approximately $70 million in direct exposure to USVI government entities (December 31, 2021 - $70 million). The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

British Virgin Islands

The Corporation has operations in the British Virgin Islands (“BVI”), which has been negatively affected by the COVID-19 pandemic, particularly as a reduction in the tourism activity which accounts for a significant portion of its economy. Although the Corporation has no significant exposure to a single borrower in the BVI, at March 31, 2022 it has a loan portfolio amounting to approximately $218 million comprised of various retail and commercial clients, compared to a loan portfolio of $221 million at December 31, 2021.

U.S. Government

As further detailed in Notes 5 and 6 to the Consolidated Financial Statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $1.6 billion of residential mortgages, $173 million of SBA loans under the PPP and $67 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at March 31, 2022 (compared to $1.6 billion, $353 million and $67 million, respectively, at December 31, 2021).

Non-Performing Assets

Non-performing assets (“NPAs”) include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 15.

During the first quarter of 2022, the Corporation continued to exhibit strong credit quality trends and low credit costs with low level of NCOs and decreasing NPLs. We continue to closely monitor changes on borrower performance and in the pace of economic recovery, given the rising interest rate environment and geopolitical uncertainty. However, management believes that the improvement over the last few years in the risk profile of the Corporation’s loan portfolios positions Popular to operate successfully under the current environment.

Total NPAs decreased by $22 million at March 31, 2022 when compared with December 31, 2021. Total non-performing loans held-in-portfolio (“NPLs”) decreased by $28 million at March 31, 2022 from December 31, 2021. BPPR’s NPLs decreased by $27 million at March 31, 2022, mainly driven by lower mortgage NPLs due to the combined effects of collection efforts, increased foreclosure activity and the on-going low levels of early delinquency compared with pre-pandemic trends. Popular U.S. NPLs remained flat at $33 million from December 31, 2021. At March 31, 2022, the ratio of NPLs to total loans held-in-portfolio was 1.8% compared to 1.9% in the December 31, 2021. Other real estate owned loans (“OREOs”) increased by $5 million at March 31, 2022, mainly due to the end of the COVID-19 related foreclosure moratorium period.

At March 31, 2022, NPLs secured by real estate amounted to $394 million in the Puerto Rico operations and $30 million in Popular U.S. These figures were $428 million and $31 million, respectively, at December 31, 2021.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”) amounted to $8.8 billion at March 31, 2022, of which $2.9 billion was secured with owner occupied properties, compared with $8.4 billion and $1.8 billion, respectively, at December 31, 2021. During the first quarter of 2022, the Corporation reclassified $0.9 billion of loans from the Commercial Real Estate (“CRE”) Non-Owner-Occupied category to the CRE Owner-Occupied category. The selected loans are primarily to skilled and assisted living nursing homes where the majority of the revenues, which are the basis for the repayment of the loans, are generated from medical and related operational activities. These loans meet the type of business and source requirements as defined in the regulatory guidance allowing this classification. CRE NPLs amounted to $72 million at March 31, 2022, compared with $77 million at December

31, 2021. The CRE NPL ratios for the BPPR and Popular U.S. segments were 1.69% and 0.02%, respectively, at March 31, 2022, compared with 1.95% and 0.04%, respectively, at December 31, 2021.

In addition to the NPLs included in Table 15, at March 31, 2022, there were $260 million of performing loans, mainly commercial loans, which in management’s opinion, were currently subject to potential future classification as non-performing (December 31, 2021 - $214 million).

For the year ended March 31, 2022, total inflows of NPLs held-in-portfolio, excluding consumer loans, decreased by approximately $30 million, when compared to the inflows for the same period in 2021. Inflows of NPLs held-in-portfolio at the BPPR segment decreased by $22 million compared to the same period in 2021, driven by lower mortgage inflows by $20 million. Inflows of NPLs held-in-portfolio at the Popular U.S. segment decreased by $8 million from the same period in 2021.

Table 15 - Non-Performing Assets
	March 31, 2022				December 31, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category
Commercial	$117,782	$5,403	$123,185	0.9%	$120,047	$5,532	$125,579	0.9%
Construction	-	-	-	-	485	-	485	0.1
Leasing	3,766	-	3,766	0.3	3,102	-	3,102	0.2
Mortgage	306,560	21,826	328,386	4.5	333,887	21,969	355,856	4.8
Auto	27,514	-	27,514	0.8	23,085	-	23,085	0.7
Consumer	31,194	5,876	37,070	1.4	33,683	6,087	39,770	1.5
Total non-performing loans held-in-portfolio	486,816	33,105	519,921	1.8%	514,289	33,588	547,877	1.9%
Other real estate owned (“OREO”)	89,023	1,544	90,567		83,618	1,459	85,077
Total non-performing assets[1]	$575,839	$34,649	$610,488		$597,907	$35,047	$632,954
Accruing loans past due 90 days or more[2]	$440,015	$539	$440,554		$480,649	$118	$480,767
Ratios:
Non-performing assets to total assets	0.99%	0.31%	0.88%		0.93%	0.32%	0.84%
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.32	0.39	1.76		2.46	0.40	1.87
Allowance for credit losses to loans held-in-portfolio	2.74	1.18	2.29		2.85	1.21	2.38
Allowance for credit losses to non-performing loans, excluding held-for-sale	118.45	305.64	130.36		115.53	301.31	126.92
HIP = “held-in-portfolio”
[1] There were no non-performing loans held-for-sale as of March 31, 2022 and December 31, 2021.

[2] It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. The balance of these loans includes $13 million at March 31, 2022, related to the rebooking of loans previously pooled into GNMA securities, in which the Corporation had a buy-back option as further described below (December 31, 2021 - $13 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to repurchases option are required to be reflected (rebooked) on the financial statements of BPPR with an offsetting liability. These balances include $266 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of March 31, 2022 (December 31, 2021 - $304 million). Furthermore, the Corporation has approximately $45 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2021 - $50 million).

Table 16 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended March 31, 2022
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$454,419	$27,501	$481,920
Plus:
New non-performing loans	44,320	7,799	52,119
Advances on existing non-performing loans	-	2,639	2,639
Less:
Non-performing loans transferred to OREO	(13,396)	(85)	(13,481)
Non-performing loans charged-off	(723)	(73)	(796)
Loans returned to accrual status / loan collections	(60,278)	(10,552)	(70,830)
Ending balance NPLs	$424,342	$27,229	$451,571

Table 17 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended March 31, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$639,932	$28,412	$668,344
Plus:
New non-performing loans	66,121	18,157	84,278
Advances on existing non-performing loans	-	11	11
Less:
Non-performing loans transferred to OREO	(4,651)	-	(4,651)
Non-performing loans charged-off	(17,733)	(353)	(18,086)
Loans returned to accrual status / loan collections	(77,148)	(20,231)	(97,379)
Loans transferred to held-for-sale	-	(1,773)	(1,773)
Ending balance NPLs	$606,521	$24,223	$630,744

Table 18 - Activity in Non-Performing Commercial Loans Held-In-Portfolio
	For the quarter ended March 31, 2022
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$120,047	$5,532	$125,579
Plus:
New non-performing loans	6,127	2,999	9,126
Advances on existing non-performing loans	-	2,505	2,505
Less:
Non-performing loans transferred to OREO	(3,052)	-	(3,052)
Non-performing loans charged-off	(256)	(73)	(329)
Loans returned to accrual status / loan collections	(5,084)	(5,560)	(10,644)
Ending balance - NPLs	$117,782	$5,403	$123,185

Table 19 - Activity in Non-Performing Commercial Loans Held-In-Portfolio
	For the quarter ended March 31, 2021
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$204,092	$5,988	$210,080
Plus:
New non-performing loans	7,724	1,693	9,417
Advances on existing non-performing loans	-	6	6
Less:
Non-performing loans transferred to OREO	(3,850)	-	(3,850)
Non-performing loans charged-off	(2,391)	(352)	(2,743)
Loans returned to accrual status / loan collections	(4,712)	(3,655)	(8,367)
Loans transferred to held-for-sale	-	(1,773)	(1,773)
Ending balance - NPLs	$200,863	$1,907	$202,770

Table 20 - Activity in Non-Performing Construction Loans Held-In-Portfolio

	For the quarter ended March 31, 2022
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$485	$-	$485
Less:
Loans returned to accrual status / loan collections	(485)	-	(485)
Ending balance - NPLs	$-	$-	$-

Table 21 - Activity in Non-Performing Construction Loans Held-In-Portfolio

	For the quarter ended March 31, 2021
(In thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$21,497	$7,560	$29,057
Plus:
New non-performing loans	-	12,141	12,141
Less:	-	-
Non-performing loans charged-off	(6,620)	-	(6,620)
Loans returned to accrual status / loan collections	-	(12,178)	(12,178)
Ending balance - NPLs	$14,877	$7,523	$22,400

Table 22 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio
	For the quarter ended March 31, 2022
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$333,887	$21,969	$355,856
Plus:
New non-performing loans	38,193	4,800	42,993
Advances on existing non-performing loans	-	134	134
Less:
Non-performing loans transferred to OREO	(10,344)	(85)	(10,429)
Non-performing loans charged-off	(467)	-	(467)
Loans returned to accrual status / loan collections	(54,709)	(4,992)	(59,701)
Ending balance - NPLs	$306,560	$21,826	$328,386

Table 23 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio
	For the quarter ended March 31, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.
Beginning balance - NPLs	$414,343	$14,864	$429,207
Plus:
New non-performing loans	58,397	4,323	62,720
Advances on existing non-performing loans	-	5	5
Less:
Non-performing loans transferred to OREO	(801)	-	(801)
Non-performing loans charged-off	(8,722)	(1)	(8,723)
Loans returned to accrual status / loan collections	(72,436)	(4,398)	(76,834)
Ending balance - NPLs	$390,781	$14,793	$405,574

Loan Delinquencies

Another key measure used to evaluate and monitor the Corporation’s asset quality is loan delinquencies. Loans delinquent 30 days or more, as a percentage of their related portfolio category at March 31, 2022 and December 31, 2021, are presented below.

Table 24 - Loan Delinquencies

(Dollars in thousands)	March 31, 2022			December 31, 2021
	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans
Commercial	$155,815	$14,028,246	1.11%	$161,251	$13,732,701	1.17%
Construction	715	744,783	0.10	485	716,220	0.07
Leasing	16,031	1,426,122	1.12	14,379	1,381,319	1.04
Mortgage [1]	1,034,010	7,326,346	14.11	1,141,082	7,427,196	15.36
Consumer	164,743	6,062,693	2.72	173,896	5,983,121	2.91
Loans held-for-sale	125	55,150	0.23	-	59,168	-
Total	$1,371,439	$29,643,340	4.63%	$1,491,093	$29,299,725	5.09%

[1] Loans delinquent 30 days or more includes $0.6 billion of residential mortgage loans insured by FHA or guaranteed by the VA as of March 31, 2022 (December 31, 2021 - $0.6 billion). Refer to Note 7 to the Consolidated Financial Statements for additional information of guaranteed loans.

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

At March 31, 2022, the allowance for credit losses amounted to $678 million, a decrease of $18 million, when compared with December 31, 2021. The ACL incorporated updated macroeconomic scenarios for Puerto Rico and the United States. Given that any one economic outlook is inherently uncertain, the Corporation uses multiple scenarios to estimate its ACL. The baseline scenario continues to be assigned the highest probability, followed by the pessimistic scenario.

The current baseline forecast continues to show a favorable economic scenario. 2022 annualized GDP growth of 3.5% and 3.7% is expected for Puerto Rico and United States, respectively. This represents a reduction for both Puerto Rico and United States since last quarter’s GDP growth forecast was 4.0% and 4.6%, respectively. Changes in assumptions related to fiscal stimulus and higher energy prices contributed to the reduction. The 2022 average unemployment rate is forecasted at 7.3% and 3.6% for Puerto Rico and United States, respectively. This is consistent with previous expectations for both regions. Puerto Rico’s unemployment rate forecast benefits from the Bureau of Labor Statistics (“BLS”) revisions that show a stronger than expected labor market.

The ACL for BPPR decreased by $18 million to $577 million at March 31, 2022, when compared to December 31, 2021. The ACL for Popular U.S. remained flat at $101 million at March 31, 2022, when compared to December 31, 2021. The decrease in BPPR’s ACL was mainly driven by reductions in qualitative reserves due to substantial improvements in employment levels in Puerto Rico. Recent updates by the BLS show that employment levels in Puerto Rico have already surpassed pre-pandemic levels. This contributed to a lower commercial, mortgage and consumer loans ACL. The decrease in qualitative reserves was partially offset by the impact of higher loan volumes and changes in the macroeconomic scenario.

The provision for credit losses for the quarter ended March 31, 2022, amounted to a benefit of $14.4 million, an unfavorable variance of $61.4 million from the same period in the prior year. The first quarter of 2021 included the impact of updated economic assumptions which considered a more optimistic view of the economy, prompting substantial reductions in reserves across different portfolios, coupled with improvements in credit quality. Refer to Note 8 – Allowance for credit losses – loans held-in-portfolio, and to the Provision for Credit Losses section of this MD&A for additional information.

Table 25 - Allowance for Credit Losses - Loan Portfolios
March 31, 2022
(Dollars in thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Total ACL	$204,643	$6,539	$149,206	$18,398	$299,006	$677,792
Total loans held-in-portfolio	14,028,246	744,783	7,326,346	1,426,122	6,062,693	29,588,190
ACL to loans held-in-portfolio	1.46%	0.88%	2.04%	1.29%	4.93%	2.29%
Total non-performing loans held-in-portfolio	$123,185	$-	$328,386	$3,766	$64,584	$519,921
ACL to non-performing loans held-in-portfolio	166.13%	N.M.	45.44%	488.53%	462.97%	130.36%
N.M. - Not meaningful.

Table 26 - Allowance for Credit Losses - Loan Portfolios
December 31, 2021
(Dollars in thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Total ACL	$215,805	$6,363	$154,478	$17,578	$301,142	$695,366
Total loans held-in-portfolio	13,732,701	716,220	7,427,196	1,381,319	5,983,121	29,240,557
ACL to loans held-in-portfolio	1.57%	0.89%	2.08%	1.27%	5.03%	2.38%
Total non-performing loans held-in-portfolio	$125,579	$485	$355,856	$3,102	$62,855	$547,877
ACL to non-performing loans held-in-portfolio	171.85%	N.M.	43.41%	566.67%	479.11%	126.92%
N.M. - Not meaningful.

Annualized net charge-offs (recoveries)

The following tables present annualized net charge-offs (recoveries) to average loans held-in-portfolio (“HIP”) by loan category for the quarters ended March 31, 2022 and 2021.

Table 27 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio
	Quarter ended March 31, 2022			Quarter ended March 31, 2021
	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.		Popular, Inc.
Commercial	(0.23)%	(0.04)%	(0.14)%	(0.07)%	―	%	(0.04)%
Construction	(1.61)	(0.72)	(0.85)	14.62	―		2.60
Mortgage	(0.19)	(0.01)	(0.16)	0.50	(0.03)		0.42
Leasing	(0.12)	―	(0.12)	0.04	―		0.04
Consumer	0.95	0.08	0.91	0.48	2.35		0.57
Total annualized net charge-offs to average loans held-in-portfolio	0.11%	(0.08)%	0.05%	0.36%	0.08%		0.29%

NCOs for the quarter ended March 31, 2022 amounted to $3.8 million, a favorable variance by $17.2 million when compared to the same period in 2021. The BPPR segment decreased by $14.0 million mainly driven by lower mortgage and construction NCOs by $11.3 million and $6.3 million, respectively, in part offset by an increase of $7.0 million in the consumer NCOs. The consumer NCOs increase was mainly related to post-pandemic normalization, as NCOs continue at historical low levels. The PB segment NCOs decreased by $3.3 million, mainly driven by lower consumer and construction NCOs by $1.7 million and $1.1 million, respectively. The low level of NCOs was due to the effect of a favorable economic environment and continued borrower performance, as reflected in the ongoing low level of delinquencies and NPLs when compared to pre-pandemic trends.

Troubled Debt Restructurings

The Corporation’s troubled debt restructurings (“TDRs”) loans amounted to $1.7 billion at March 31, 2022, increasing by $36 million, from December 31, 2021. A total of $721 million of these TDRs are related to guaranteed loans, which are in accruing status. TDRs in the BPPR segment amounted to $1.7 billion, an increase of $36 million, mainly related to an increase of $43 million in the commercial TDRs, mainly related to a single $41 million relationship. The Popular U.S. segment TDRs remained flat at $14 million from December 31, 2021. TDRs in accruing status increased by $47 million from December 31, 2021, mainly related to an increase of $41 million in BPPR’s commercial TDRs, related to the abovementioned relationship, while non-accruing TDRs decreased by $10 million, mostly related to mortgage TDRs.

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

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Refer to Note 3, “New Accounting Pronouncements” to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in the Corporation’s 2021 Form 10-K.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 20, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under “Part I - Item 1A - Risk Factors” in our 2021 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors below and in our 2021 Form 10-K.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Corporation’s 2021 Form 10-K.

The risks described in our 2021 Form 10-K and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations and capital position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not have any unregistered sales of equity securities during the quarter ended March 31, 2022.

Issuer Purchases of Equity Securities

The following table sets forth the details of purchases of Common Stock by the Corporation during the quarter ended March 31, 2022:

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 - January 31	684	$81.93	-	$500,000,000
February 1 - February 28	3,483,942	91.85	3,483,942	100,000,000
March 1 - March 31	51,611	89.25	-	100,000,000
Total	3,536,237	$91.81	3,483,942	$100,000,000

(1) Includes 52,295 shares of the Corporation’s common stock acquired by the Corporation in connection with the satisfaction of tax withholding obligations on vested awards of restricted stock or restricted stock units granted to directors and certain employees under the Corporation’s Omnibus Incentive Plan. The acquired shares of common stock were added back to treasury stock.

(2) On February 28, 2022, the Corporation entered into an accelerated share repurchase transaction (“ASR”) of $400 million with respect to its common stock. As part of this transaction, the Corporation received an initial share delivery of 3,483,942 shares of common stock. Such shares are held as treasury stock. The ASR was entered into on February 28, 2022 with a settlement date of March 2, 2022. The final settlement of the ASR Agreement is expected to occur no later than the third quarter of 2022.

(3) As part of its capital plan, in January 2022, the Corporation announced plans to repurchase $500 million in shares. On February 28, 2022, the Corporation entered into an accelerated share repurchase transaction (“ASR”) of $400 million with respect to its common stock. See note (2) above. $100 million remains available for repurchase pursuant to the capital plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No	Exhibit Description
10.1	Form of Popular, Inc. 2022 Long-Term Equity Incentive Award and Agreement(1)

22.1	Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22.1 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101. INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline Document.
101.SCH	Inline Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	The cover page of Popular, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments)(1)

(1) Included herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: May 10, 2022	By: /s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President &
Chief Financial Officer

Date: May 10, 2022	By: /s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller