Form 10-Q
period 2022-06-30
POPULAR, INC.
filed 2022-08-09
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]		Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 75,010,821 shares outstanding as of August 5, 2022.

POPULAR INC
INDEX

Part I – Financial Information	Page

Item 1. Financial Statements

Unaudited Consolidated Statements of Financial Condition at June 30, 2022 and
December 31, 2021	6

Unaudited Consolidated Statements of Operations for the quarters
and six months ended June 30, 2022 and 2021	7

Unaudited Consolidated Statements of Comprehensive Loss for the
quarters and six months ended June 30, 2022 and 2021	8

Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the
quarters and six months ended June 30, 2022 and 2021	9

Unaudited Consolidated Statements of Cash Flows for the six months
ended June 30, 2022 and 2021	11

Notes to Unaudited Consolidated Financial Statements	13

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	117

Item 3. Quantitative and Qualitative Disclosures about Market Risk	162

Item 4. Controls and Procedures	162

Part II – Other Information

Item 1. Legal Proceedings	162

Item 1A. Risk Factors	162

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	169

Item 3. Defaults Upon Senior Securities	169
Item 4. Mine Safety Disclosures	169
Item 5. Other Information	169
Item 6. Exhibits	170
Signatures	171

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

• risks related to Popular’s acquisition of certain information technology and related assets formerly used by Evertec, Inc. to service certain of Banco Popular de Puerto Rico’s key channels, as well as the entry into amended and restated commercial agreements and the sale or conversion into non-voting of Popular’s ownership stake in Evertec (the “Transaction”), including: the receipt of any regulatory approvals necessary to effect the contemplated return to stockholders of net gains resulting from a sale of Evertec, Inc. shares; Popular’s ability to successfully transition and integrate the assets acquired as part of the Transaction, as well as related operations, employees and third party contractors; unexpected costs, including, without limitation, costs due to exposure to any unrecorded liabilities or issues not identified during due diligence investigation of the Transaction or that are not subject to indemnification or reimbursement by Evertec, Inc.; operational risks that may affect Popular and other risks arising from the acquisition of the acquired assets, including the transition and integration thereof, or by adverse effects on relationships with customers, employees and service providers; and business and other risks arising from the extension of Popular’s current commercial agreements with Evertec, Inc., as well as the sale or conversion of Evertec, Inc. shares owned by Popular;

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	June 30,	December 31,
(In thousands, except share information)	2022	2021
Assets:
Cash and due from banks	$528,590	$428,433
Money market investments:
Time deposits with other banks	9,687,356	17,536,719
Total money market investments	9,687,356	17,536,719
Trading account debt securities, at fair value:
Other trading account debt securities	32,317	29,711
Debt securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	71,660	93,330
Other debt securities available-for-sale	26,194,591	24,874,939
Debt securities held-to-maturity, at amortized cost (fair value 2022 - $1,649,561; 2021 - $83,368)	1,664,015	79,461
Less – Allowance for credit losses	7,495	8,096
Debt securities held-to-maturity, net	1,656,520	71,365
Equity securities (realizable value 2022 - $176,697; 2021 - $192,345)	175,870	189,977
Loans held-for-sale, at lower of cost or fair value	28,546	59,168
Loans held-in-portfolio	30,643,443	29,506,225
Less – Unearned income	272,507	265,668
Allowance for credit losses	681,750	695,366
Total loans held-in-portfolio, net	29,689,186	28,545,191
Premises and equipment, net	490,152	494,240
Other real estate	92,137	85,077
Accrued income receivable	216,780	203,096
Mortgage servicing rights, at fair value	129,877	121,570
Other assets	1,773,523	1,628,571
Goodwill	720,293	720,293
Other intangible assets	14,533	16,219
Total assets	$71,501,931	$75,097,899
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$16,663,259	$15,684,482
Interest bearing	48,664,405	51,320,606
Total deposits	65,327,664	67,005,088
Assets sold under agreements to repurchase	70,925	91,603
Other short-term borrowings	-	75,000
Notes payable	888,210	988,563
Other liabilities	921,783	968,248
Total liabilities	67,208,582	69,128,502
Commitments and contingencies (Refer to Note 20)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 885,726 shares issued and outstanding (2021 - 885,726)	22,143	22,143
Common stock, $0.01 par value; 170,000,000 shares authorized;104,614,108 shares issued (2021 - 104,579,334) and 76,576,397 shares outstanding (2021 - 79,851,169)	1,046	1,046
Surplus	4,576,478	4,650,182
Retained earnings	3,311,951	2,973,745
Treasury stock - at cost, 28,037,711 shares (2021 - 24,728,165)	(1,665,253)	(1,352,650)
Accumulated other comprehensive loss, net of tax	(1,953,016)	(325,069)
Total stockholders’ equity	4,293,349	5,969,397
Total liabilities and stockholders’ equity	$71,501,931	$75,097,899
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2022	2021	2022	2021
Interest income:
Loans	$446,245	$433,781	$873,036	$868,430
Money market investments	23,742	4,274	30,206	7,386
Investment securities	101,774	91,706	198,240	177,396
Total interest income	571,761	529,761	1,101,482	1,053,212
Interest expense:
Deposits	27,827	28,060	52,610	58,261
Short-term borrowings	248	62	328	205
Long-term debt	9,824	13,837	20,370	27,832
Total interest expense	37,899	41,959	73,308	86,298
Net interest income	533,862	487,802	1,028,174	966,914
Provision for credit losses (benefit)	9,362	(17,015)	(6,138)	(99,241)
Net interest income after provision for credit losses (benefit)	524,500	504,817	1,034,312	1,066,155
Non-interest income:
Service charges on deposit accounts	41,809	40,153	82,522	79,773
Other service fees	81,451	76,382	158,585	147,010
Mortgage banking activities (Refer to Note 9)	13,575	7,448	26,440	24,791
Net (loss) gain, including impairment on equity securities	(4,109)	1,565	(6,203)	1,986
Net gain (loss) on trading account debt securities	51	(47)	(672)	(92)
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	-	(73)	-	(73)
Adjustments (expense) to indemnity reserves on loans sold	170	1,668	(575)	970
Other operating income	24,464	27,444	52,006	53,828
Total non-interest income	157,411	154,540	312,103	308,193
Operating expenses:
Personnel costs	168,788	154,204	335,784	313,683
Net occupancy expenses	26,214	24,562	50,937	50,575
Equipment expenses	25,088	22,805	48,567	44,380
Other taxes	15,780	13,205	31,495	27,164
Professional fees	114,872	101,153	223,369	201,101
Communications	5,993	6,005	12,140	12,838
Business promotion	21,353	16,511	36,436	29,032
FDIC deposit insurance	6,463	5,742	13,835	11,710
Other real estate owned (OREO) income	(7,806)	(4,299)	(10,519)	(8,832)
Other operating expenses	28,738	27,042	64,887	59,756
Amortization of intangibles	795	1,255	1,686	2,306
Total operating expenses	406,278	368,185	808,617	743,713
Income before income tax	275,633	291,172	537,798	630,635
Income tax expense	64,212	73,093	114,691	149,924
Net Income	$211,421	$218,079	$423,107	$480,711
Net Income Applicable to Common Stock	$211,068	$217,726	$422,401	$480,005
Net Income per Common Share – Basic	$2.77	$2.67	$5.46	$5.80
Net Income per Common Share – Diluted	$2.77	$2.66	$5.46	$5.79
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Quarters ended,		Six months ended,
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Net income	$211,421	$218,079	$423,107	$480,711
Other comprehensive (loss) income before tax:
Foreign currency translation adjustment	5,998	2,726	3,140	3,295
Adjustment of pension and postretirement benefit plans	-	-	2,030	-
Amortization of net losses of pension and postretirement benefit plans	3,911	5,189	7,822	10,379
Unrealized holding (losses) gains on debt securities arising during the period	(620,597)	76,913	(1,839,620)	(320,414)
Unrealized net (losses) gains on cash flow hedges	(377)	(602)	3,511	1,621
Reclassification adjustment for net (gains) losses included in net income	(880)	280	(1,579)	189
Other comprehensive (loss) income before tax	(611,945)	84,506	(1,824,696)	(304,930)
Income tax benefit (expense)	56,167	(5,459)	196,749	19,248
Total other comprehensive (loss) income, net of tax	(555,778)	79,047	(1,627,947)	(285,682)
Comprehensive (loss) income, net of tax	$(344,357)	$297,126	$(1,204,840)	$195,029

Tax effect allocated to each component of other comprehensive (loss) income:
	Quarters ended		Six months ended,
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Adjustment of pension and postretirement benefit plans	$-	$-	$(761)	$-
Amortization of net losses of pension and postretirement benefit plans	(1,467)	(1,947)	(2,934)	(3,895)
Unrealized holding (losses) gains on debt securities arising during the period	57,177	(3,886)	200,370	23,496
Unrealized net (losses) gains on cash flow hedges	45	372	(704)	(494)
Reclassification adjustment for net (gains) losses included in net income	412	2	778	141
Income tax benefit (expense)	$56,167	$(5,459)	$196,749	$19,248
The accompanying notes are an integral part of the Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	(loss) income	Total
Balance at March 31, 2021	$1,045	$22,143	$4,571,919	$2,489,453	$(1,012,263)	$(174,738)	$5,897,559
Net income				218,079			218,079
Issuance of stock			1,108				1,108
Dividends declared:
Common stock[1]				(36,294)			(36,294)
Preferred stock				(353)			(353)
Common stock purchases[2]			(70,000)		(281,365)		(351,365)
Stock based compensation			3,632		3,201		6,833
Other comprehensive income, net of tax						79,047	79,047
Balance at June 30, 2021	$1,045	$22,143	$4,506,659	$2,670,885	$(1,290,427)	$(95,691)	$5,814,614
Balance at March 31, 2022	$1,046	$22,143	$4,571,111	$3,143,004	$(1,668,820)	$(1,397,238)	$4,671,246
Net income				211,421			211,421
Issuance of stock			1,536				1,536
Dividends declared:
Common stock[1]				(42,121)			(42,121)
Preferred stock				(353)			(353)
Common stock purchases					(1,375)		(1,375)
Stock based compensation			3,831		4,942		8,773
Other comprehensive loss, net of tax						(555,778)	(555,778)
Balance at June 30, 2022	$1,046	$22,143	$4,576,478	$3,311,951	$(1,665,253)	$(1,953,016)	$4,293,349
[1]	Dividends declared per common share during the quarter ended June 30, 2022 - $0.55 (2021 - $0.45).
[2]

During the quarter ended June 30, 2021, the Corporation entered into a $350 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 17 for additional information.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	income (loss)	Total
Balance at December 31, 2020	$1,045	$22,143	$4,571,534	$2,260,928	$(1,016,954)	$189,991	$6,028,687
Net income				480,711			480,711
Issuance of stock			2,226				2,226
Dividends declared:
Common stock[1]				(70,048)			(70,048)
Preferred stock				(706)			(706)
Common stock purchases[2]			(70,000)		(285,307)		(355,307)
Stock based compensation			2,899		11,834		14,733
Other comprehensive loss, net of tax						(285,682)	(285,682)
Balance at June 30, 2021	$1,045	$22,143	$4,506,659	$2,670,885	$(1,290,427)	$(95,691)	$5,814,614
Balance at December 31, 2021	$1,046	$22,143	$4,650,182	$2,973,745	$(1,352,650)	$(325,069)	$5,969,397
Net income				423,107			423,107
Issuance of stock			2,735				2,735
Dividends declared:
Common stock[1]				(84,195)			(84,195)
Preferred stock				(706)			(706)
Common stock purchases[3]			(80,000)		(326,295)		(406,295)
Stock based compensation			3,561		13,692		17,253
Other comprehensive loss, net of tax						(1,627,947)	(1,627,947)
Balance at June 30, 2022	$1,046	$22,143	$4,576,478	$3,311,951	$(1,665,253)	$(1,953,016)	$4,293,349
[1]	Dividends declared per common share during the six months ended June 30, 2022 - $1.10 (2021 - $0.85).
[2]

During the six month ended June 30, 2021, the Corporation entered into a $350 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 17 for additional information.

[3]

During the six month ended June 30, 2022, the Corporation entered into a $400 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 17 for additional information.

	For the period ended
	June 30,	June 30,
Disclosure of changes in number of shares:	2022	2021
Preferred Stock:
Balance at beginning and end of period	885,726	885,726
Common Stock – Issued:
Balance at beginning of period	104,579,334	104,508,290
Issuance of stock	34,774	37,576
Balance at end of period	104,614,108	104,545,866
Treasury stock	(28,037,711)	(23,889,386)
Common Stock – Outstanding	76,576,397	80,656,480

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$423,107	$480,711
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses (benefit)	(6,138)	(99,241)
Amortization of intangibles	1,686	2,306
Depreciation and amortization of premises and equipment	27,354	28,408
Net accretion of discounts and amortization of premiums and deferred fees	39,614	(17,234)
Interest capitalized on loans subject to the temporary payment moratorium or loss mitigation alternatives	(6,210)	(8,330)
Share-based compensation	13,175	14,609
Impairment losses on right-of-use and long-lived assets	-	303
Fair value adjustments on mortgage servicing rights	(3,275)	5,727
Adjustments to indemnity reserves on loans sold	575	(970)
Earnings from investments under the equity method, net of dividends or distributions	(12,616)	(21,689)
Deferred income tax expense	37,322	125,228
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(2,970)	(8,674)
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	1,498	(10,106)
Sale of foreclosed assets, including write-downs	(18,694)	(16,126)
Acquisitions of loans held-for-sale	(103,192)	(122,806)
Proceeds from sale of loans held-for-sale	36,073	54,262
Net originations on loans held-for-sale	(158,691)	(284,298)
Net decrease (increase) in:
Trading debt securities	273,265	369,194
Equity securities	2,257	(5,191)
Accrued income receivable	(13,702)	5,818
Other assets	10,157	(7,729)
Net (decrease) increase in:
Interest payable	(212)	(3,878)
Pension and other postretirement benefits obligation	(1,411)	(1,954)
Other liabilities	(47,640)	930
Total adjustments	68,225	(1,441)
Net cash provided by operating activities	491,332	479,270
Cash flows from investing activities:
Net decrease (increase) in money market investments	7,850,071	(6,161,953)
Purchases of investment securities:
Available-for-sale	(8,819,124)	(7,568,621)
Held-to-maturity	(1,588,283)	-
Equity	(5,500)	(10,590)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	5,619,609	5,672,695
Held-to-maturity	5,491	4,999
Proceeds from sale of investment securities:
Equity	17,350	2,500
Net (disbursements) repayments on loans	(893,126)	422,509
Proceeds from sale of loans	43,353	51,032
Acquisition of loan portfolios	(288,589)	(150,116)
Payments to acquire other intangible assets	-	(1,185)
Return of capital from equity method investments	-	2,438
Acquisition of premises and equipment	(39,695)	(36,481)
Proceeds from sale of:
Premises and equipment and other productive assets	1,975	8,185
Foreclosed assets	54,997	49,271
Net cash provided by (used in) investing activities	1,958,529	(7,715,317)

Cash flows from financing activities:
Net (decrease) increase in:
Deposits	(1,668,448)	7,778,119
Assets sold under agreements to repurchase	(20,678)	(30,377)
Other short-term borrowings	(75,000)	-
Payments of notes payable	(101,000)	(49,009)
Principal payments of finance leases	(1,592)	(1,692)
Proceeds from issuance of common stock	2,735	2,226
Dividends paid	(78,718)	(68,161)
Payments for repurchase of common stock	(400,704)	(350,409)
Payments related to tax withholding for share-based compensation	(5,591)	(4,898)
Net cash (used in) provided by financing activities	(2,348,996)	7,275,799
Net increase in cash and due from banks, and restricted cash	100,865	39,752
Cash and due from banks, and restricted cash at beginning of period	434,512	497,094
Cash and due from banks, and restricted cash at the end of the period	$535,377	$536,846
The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial

Statements (Unaudited)

Note 1 – Nature of operations

Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the mainland United States (“U.S.”) and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, mortgage, and commercial banking services, through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the mainland U.S., the Corporation provides retail, mortgage and commercial banking services through its New York-chartered banking subsidiary, Popular Bank (“PB” or “Popular U.S.”), which has branches located in New York, New Jersey and Florida, and equipment leasing and financing services through a wholly-owned subsidiary of PB.

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
FASB ASU 2022-03, Fair Value Measurement (Topic 820) Fair Value Measurement of Equity Securities Subject to Contractual Sale Restriction

The FASB issued ASU 2022-03 in June 2022, which clarifies that a contractual restriction that prohibits the sale of an equity security is not considered part of the unit of account of the equity security, therefore, is not considered in measuring its fair value. The ASU also provides enhanced disclosures for equity securities subject to a contractual sale restriction.

		January 1, 2024	The Corporation is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and presentation and disclosures.
FASB ASU 2022-02, Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures

The FASB issued ASU 2022-02 in March 2022, which eliminates the accounting guidance for troubled debt restructurings (“TDRs”) in Subtopic 310-40 Receivables—Troubled Debt Restructurings by Creditors and requires to apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. In addition, the ASU enhances the disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty and enhances the vintage disclosure by requiring to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases.

		January 1, 2023	The Corporation is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and presentation and disclosures.
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

Note 4 - Restrictions on cash and due from banks and certain securities

BPPR is required by regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $2.8 billion at June 30, 2022 (December 31, 2021 - $2.7 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At June 30, 2022, the Corporation held $84 million in restricted assets in the form of funds deposited in money market accounts, debt securities available for sale and equity securities (December 31, 2021 - $50 million). The restricted assets held in debt securities available for sale and equity securities consist primarily of assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 5 – Debt securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities available-for-sale at June 30, 2022 and December 31, 2021.

	At June 30, 2022
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
U.S. Treasury securities
Within 1 year	$3,846,972	$862	$14,196	$3,833,638	1.40%
After 1 to 5 years	11,863,562	21	593,726	11,269,857	1.28
After 5 to 10 years	4,115,435	-	378,448	3,736,987	1.36
Total U.S. Treasury securities	19,825,969	883	986,370	18,840,482	1.32
Obligations of U.S. Government sponsored entities
Within 1 year	70	-	-	70	5.51
Total obligations of U.S. Government sponsored entities	70	-	-	70	5.51
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	1,725	-	27	1,698	2.20
After 5 to 10 years	44,777	2	1,484	43,295	1.65
After 10 years	134,231	312	6,752	127,791	2.24
Total collateralized mortgage obligations - federal agencies	180,733	314	8,263	172,784	2.09
Mortgage-backed securities
Within 1 year	3	-	-	3	5.62
After 1 to 5 years	59,826	150	991	58,985	2.21
After 5 to 10 years	836,020	136	26,286	809,870	2.09
After 10 years	7,297,573	4,002	918,113	6,383,462	1.60
Total mortgage-backed securities	8,193,422	4,288	945,390	7,252,320	1.66
Other
After 1 to 5 years	595	-	-	595	3.10
Total other	595	-	-	595	3.10
Total debt securities available-for-sale[1]	$28,200,789	$5,485	$1,940,023	$26,266,251	1.42%
[1]

Includes $20.7 billion pledged to secure government and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $19.5 billion serve as collateral for public funds.

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

No debt securities available-for-sale were sold during the six months ended June 30, 2022 and 2021.

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021.

	At June 30, 2022
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$15,450,643	$945,084	$664,811	$41,286	$16,115,454	$986,370
Collateralized mortgage obligations - federal agencies	148,922	8,166	852	97	149,774	8,263
Mortgage-backed securities	2,972,601	218,959	4,176,733	726,431	7,149,334	945,390
Total debt securities available-for-sale in an unrealized loss position	$18,572,166	$1,172,209	$4,842,396	$767,814	$23,414,562	$1,940,023

	At December 31, 2021
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$9,590,448	$102,059	$-	$-	$9,590,448	$102,059
Collateralized mortgage obligations - federal agencies	35,533	334	1,084	29	36,617	363
Mortgage-backed securities	5,767,556	170,614	595,051	25,312	6,362,607	195,926
Total debt securities available-for-sale in an unrealized loss position	$15,393,537	$273,007	$596,135	$25,341	$15,989,672	$298,348

As of June 30, 2022, the portfolio of available-for-sale debt securities reflects gross unrealized losses of approximately $1.9 billion, driven mainly by fixed-rate U.S. Treasury Securities and mortgage-backed securities, which have been impacted by a decline in fair value as a result of the rising interest rate environment. The portfolio of available-for-sale debt securities is comprised mainly of U.S Treasuries and obligations from the U.S. Government, its agencies or government sponsored entities, including FNMA, FHMLC and GNMA. As discussed in Note 2 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2021, these securities carry an explicit or implicit guarantee from the U.S. Government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, the Corporation applies a zero-credit loss assumption and no ACL for these securities has been established.

Note 6 –Debt securities held-to-maturity

The following tables present the amortized cost, allowance for credit losses, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities held-to-maturity at June 30, 2022 and December 31, 2021.

	At June 30, 2022
		Allowance		Gross	Gross		Weighted
	Amortized	for Credit	Net of	unrealized	unrealized	Fair	average
(In thousands)	cost	Losses	Allowance	gains	losses	value	yield
U.S. Treasury securities
Within 1 year	$98,743	$-	$98,743	$116	$-	$98,859	3.03%
After 1 to 5 years	1,490,003	-	1,490,003	-	11,276	1,478,727	2.64
Total U.S. Treasury securities	1,588,746	-	1,588,746	116	11,276	1,577,586	2.67
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	4,440	7	4,433	7	1	4,439	6.10
After 1 to 5 years	13,045	168	12,877	168	-	13,045	6.28
After 5 to 10 years	9,530	110	9,420	27	112	9,335	1.40
After 10 years	42,270	7,210	35,060	5,762	1,650	39,172	1.46
Total obligations of Puerto Rico, States and political subdivisions	69,285	7,495	61,790	5,964	1,763	65,991	2.66
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	24	-	24	-	-	24	6.44
Total collateralized mortgage obligations - federal agencies	24	-	24	-	-	24	6.44
Securities in wholly owned statutory business trusts
After 10 years	5,960	-	5,960	-	-	5,960	6.33
Total securities in wholly owned statutory business trusts	5,960	-	5,960	-	-	5,960	6.33
Total debt securities held-to-maturity	$1,664,015	$7,495	$1,656,520	$6,080	$13,039	$1,649,561	2.68%

	At December 31, 2021
		Allowance		Gross	Gross		Weighted
	Amortized	for Credit	Net of	unrealized	unrealized	Fair	average
(In thousands)	cost	Losses	Allowance	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$4,240	$7	$4,233	$4	$-	$4,237	6.07%
After 1 to 5 years	14,395	148	14,247	149	-	14,396	6.23
After 5 to 10 years	11,280	122	11,158	104	-	11,262	2.18
After 10 years	43,561	7,819	35,742	11,746	-	47,488	1.50
Total obligations of Puerto Rico, States and political subdivisions	73,476	8,096	65,380	12,003	-	77,383	2.79
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	25	-	25	-	-	25	6.44
Total collateralized mortgage obligations - federal agencies	25	-	25	-	-	25	6.44
Securities in wholly owned statutory business trusts
After 10 years	5,960	-	5,960	-	-	5,960	6.33
Total securities in wholly owned statutory business trusts	5,960	-	5,960	-	-	5,960	6.33
Total debt securities held-to-maturity	$79,461	$8,096	$71,365	$12,003	$-	$83,368	3.06%

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

As discussed in Note 2 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2021, U.S. Treasury securities carry an explicit guarantee from the U.S. Government are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, the Corporation applies a zero-credit loss assumption and no ACL for these securities has been established.

At June 30, 2022 and December 31, 2021, the “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity, includes securities issued by municipalities of Puerto Rico that are generally not rated by a credit rating agency. This includes $27 million of general and special obligation bonds issued by three municipalities of Puerto Rico, that are payable primarily from certain property taxes imposed by the issuing municipality (December 31, 2021 - $30 million). In the case of general obligations, they also benefit from a pledge of the full faith, credit and unlimited taxing power of the issuing municipality, which is required by law to levy property taxes in an amount sufficient for the payment of debt service on such general obligation bonds. The Corporation performs periodic credit quality reviews of these securities and internally assigns standardized credit risk ratings based on its evaluation. The Corporation considers these ratings in its estimate to develop the allowance for credit losses associated with these securities. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 8 to the Consolidated Financial Statements.

The following presents the amortized cost basis of securities held by the Corporation issued by municipalities of Puerto Rico aggregated by the internally assigned standardized credit risk rating:

	At June 30, 2022	At December 31, 2021
(In thousands)	Securities issued by Puerto Rico municipalities
Watch	$15,075	$16,345
Pass	12,170	13,800
Total	$27,245	$30,145

At June 30, 2022, the portfolio of “Obligations of Puerto Rico, States and political subdivisions” also includes $42 million in securities issued by the Puerto Rico Housing Finance Authority (“HFA”), a government instrumentality, for which the underlying source of payment is second mortgage loans in Puerto Rico residential properties (not the government), but for which HFA, provides a guarantee in the event of default and upon the satisfaction of certain other conditions (December 31, 2021 - $43 million). These securities are not rated by a credit rating agency. The Corporation assesses the credit risk associated with these securities by evaluating the refreshed FICO scores of a representative sample of the underlying borrowers. At June 30, 2022, the average refreshed FICO score for the representative sample, comprised of 64% of the nominal value of the securities, used for the loss estimate was of 707 (compared to 64% and 704, respectively, at December 31, 2021). The loss estimates for this portfolio was based on the methodology established under CECL for similar loan obligations. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio.

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

Delinquency status

At June 30, 2022 and December 31, 2021, there were no securities held-to-maturity in past due or non-performing status.

Allowance for credit losses on debt securities held-to-maturity

The following table provides the activity in the allowance for credit losses related to debt securities held-to-maturity by security type at June 30, 2022 and June 30, 2021:

	For the quarters ended June 30,
	2022	2021
(In thousands)	Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance	$7,844	$10,096
Provision for credit losses (benefit)	(349)	118
Securities charged-off	-	-
Recoveries	-	-
Ending balance	$7,495	$10,214

	For the six months ended June 30,
	2022	2021
(In thousands)	Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance	$8,096	$10,261
Provision for credit losses (benefit)	(601)	(47)
Securities charged-off	-	-
Recoveries	-	-
Ending balance	$7,495	$10,214

The allowance for credit losses for the Obligations of Puerto Rico, States and political subdivisions includes $0.3 million for securities issued by municipalities of Puerto Rico, and $7.2 million for bonds issued by the Puerto Rico HFA, which are secured by second mortgage loans on Puerto Rico residential properties (compared to $0.3 million and $7.8 million, respectively, at December 31, 2021).

Note 7 – Loans

For a summary of the accounting policies related to loans, interest recognition and allowance for credit losses refer to Note 2 - Summary of significant accounting policies of the 2021 Form 10-K.

During the quarter and six months ended June 30, 2022, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $71 million and $153 million, respectively, including $1 million and $4 million in PCD loans, respectively, and consumer loans of $123 million and $214 million, respectively. During the quarter and six months ended June 30, 2022, the Corporation recorded purchases of $23 million in commercial loans.

During the quarter and six months ended June 30, 2021, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $94 million and $220 million, respectively, including $5 million and $12 million in PCD loans, respectively, and commercial loans of $28 million and $49 million, respectively.

The Corporation performed whole-loan sales involving approximately $14 million and $33 million of residential mortgage loans during the quarter and six months ended June 30, 2022, respectively (June 30, 2021 - $19 million and $85 million, respectively). During the quarter and six months ended June 30, 2022, the Corporation performed sales of commercial loans, including loan participations amounting to $43 million (June 30, 2021 - $2 million and $9 million, respectively).

Also, the Corporation securitized approximately $77 million and $155 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2022, respectively (June 30, 2021 - $107 million and $209 million, respectively). Furthermore, the Corporation securitized approximately $38 million and $95 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2022, respectively (June 30, 2021 - $73 million and $159 million, respectively). Also, the Corporation securitized approximately $1 million and $9 million of mortgage loans into Federal Home Loan Mortgage Corporation (“FHLMC”) mortgage-backed securities during the quarter and six months ended June 30, 2022, respectively (June 30, 2021 - $14 million for the quarter and six months ended).

Delinquency status

The following tables present the amortized cost basis of loans held-in-portfolio (“HIP”), net of unearned income, by past due status, and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at June 30, 2022 and December 31, 2021.

June 30, 2022
Puerto Rico

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$1,992	$-	$254	$2,246	$234,308	$236,554	$254	$-
Commercial real estate:
Non-owner occupied	1,379	110	20,435	21,924	2,630,194	2,652,118	20,435	-
Owner occupied	4,894	2,860	32,155	39,909	1,366,840	1,406,749	32,155	-
Commercial and industrial	2,534	1,526	44,176	48,236	3,472,447	3,520,683	43,649	527
Construction	498	-	-	498	161,864	162,362	-	-
Mortgage	211,483	82,898	681,757	976,138	5,065,785	6,041,923	284,670	397,087
Leasing	9,970	2,164	4,665	16,799	1,463,423	1,480,222	4,665	-
Consumer:
Credit cards	5,785	4,142	8,896	18,823	947,876	966,699	-	8,896
Home equity lines of credit	-	-	-	-	3,122	3,122	-	-
Personal	11,216	6,043	19,045	36,304	1,351,796	1,388,100	19,045	-
Auto	56,577	13,815	28,045	98,437	3,391,539	3,489,976	28,045	-
Other	242	131	12,125	12,498	120,651	133,149	11,913	212
Total	$306,570	$113,689	$851,553	$1,271,812	$20,209,845	$21,481,657	$444,831	$406,722

June 30, 2022
Popular U.S.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$-	$187	$280	$467	$1,895,352	$1,895,819	$280	$-
Commercial real estate:
Non-owner occupied	288	-	-	288	1,467,935	1,468,223	-	-
Owner occupied	144	-	1,416	1,560	1,465,252	1,466,812	1,416	-
Commercial and industrial	9,278	2,037	6,326	17,641	1,880,702	1,898,343	5,750	576
Construction	-	7,000	-	7,000	621,558	628,558	-	-
Mortgage	1,561	3,587	20,192	25,340	1,194,692	1,220,032	20,192	-
Consumer:
Credit cards	-	-	-	-	47	47	-	-
Home equity lines of credit	303	16	4,705	5,024	66,431	71,455	4,705	-
Personal	755	470	749	1,974	232,339	234,313	749	-
Other	-	13	1	14	5,663	5,677	1	-
Total	$12,329	$13,310	$33,669	$59,308	$8,829,971	$8,889,279	$33,093	$576

June 30, 2022
Popular, Inc.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP[2] [3]	loans	loans
Commercial multi-family	$1,992	$187	$534	$2,713	$2,129,660	$2,132,373	$534	$-
Commercial real estate:
Non-owner occupied	1,667	110	20,435	22,212	4,098,129	4,120,341	20,435	-
Owner occupied	5,038	2,860	33,571	41,469	2,832,092	2,873,561	33,571	-
Commercial and industrial	11,812	3,563	50,502	65,877	5,353,149	5,419,026	49,399	1,103
Construction	498	7,000	-	7,498	783,422	790,920	-	-
Mortgage[1]	213,044	86,485	701,949	1,001,478	6,260,477	7,261,955	304,862	397,087
Leasing	9,970	2,164	4,665	16,799	1,463,423	1,480,222	4,665	-
Consumer:
Credit cards	5,785	4,142	8,896	18,823	947,923	966,746	-	8,896
Home equity lines of credit	303	16	4,705	5,024	69,553	74,577	4,705	-
Personal	11,971	6,513	19,794	38,278	1,584,135	1,622,413	19,794	-
Auto	56,577	13,815	28,045	98,437	3,391,539	3,489,976	28,045	-
Other	242	144	12,126	12,512	126,314	138,826	11,914	212
Total	$318,899	$126,999	$885,222	$1,331,120	$29,039,816	$30,370,936	$477,924	$407,298
[1]

It is the Corporation’s policy to report delinquent residential mortgage loans insured by Federal Housing Administration (“FHA”) or guaranteed by the U.S. Department of Veterans Affairs (“VA”) as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. The balance of these loans includes $11 million at June 30, 2022 related to the rebooking of loans previously pooled into GNMA securities, in which the Corporation had a buy-back option as further described below. Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to repurchases option are required to be reflected (rebooked) on the financial statements of BPPR with an offsetting liability. These balances include $237 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of June 30, 2022. Furthermore, the Corporation has approximately $43 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

[2]	Loans held-in-portfolio are net of $273 million in unearned income and exclude $29 million in loans held-for-sale.
[3]

Includes $6.8 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $3.1 billion were pledged at the Federal Home Loan Bank ("FHLB") as collateral for borrowings and $1.8 billion at the Federal Reserve Bank ("FRB") for discount window borrowings and $1.9 billion serve as collateral for public funds.

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

At June 30, 2022, mortgage loans held-in-portfolio include $1.9 billion (December 31, 2021 - $1.9 billion) of loans insured by the FHA, or guaranteed by the VA of which $0.4 billion (December 31, 2021 - $0.5 billion) are 90 days or more past due. These balances include $724 million in loans modified under a TDR (December 31, 2021 - $716 million), that are presented as accruing loans. The portfolio of guaranteed loans includes $237 million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of June 30, 2022 (December 31, 2021 - $304 million). The Corporation has approximately $43 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at June 30, 2022 (December 31, 2021 - $50 million).

Loans with a delinquency status of 90 days past due as of June 30, 2022 include $11 million in loans previously pooled into GNMA securities (December 31, 2021 - $13 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of BPPR with an offsetting liability. Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative.

The following tables present the amortized cost basis of non-accrual loans as of June 30, 2022 and 2021 by class of loans:

June 30, 2022
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance
Commercial multi-family	$-	$254	$-	$280	$-	$534
Commercial real estate non-owner occupied	15,463	4,972	-	-	15,463	4,972
Commercial real estate owner occupied	9,528	22,627	-	1,416	9,528	24,043
Commercial and industrial	24,748	18,901	-	5,750	24,748	24,651
Mortgage	146,322	138,348	20	20,172	146,342	158,520
Leasing	354	4,311	-	-	354	4,311
Consumer:
HELOCs	-	-	-	4,705	-	4,705
Personal	5,330	13,715	-	749	5,330	14,464
Auto	1,041	27,004	-	-	1,041	27,004
Other	263	11,650	-	1	263	11,651
Total	$203,049	$241,782	$20	$33,073	$203,069	$274,855

December 31, 2021
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance
Commercial multi-family	$-	$272	$-	$-	$-	$272
Commercial real estate non-owner occupied	15,819	4,897	-	622	15,819	5,519
Commercial real estate owner occupied	13,491	40,844	-	1,013	13,491	41,857
Commercial and industrial	30,177	14,547	-	3,897	30,177	18,444
Construction	-	485	-	-	-	485
Mortgage	169,827	164,060	29	21,940	169,856	186,000
Leasing	276	2,826	-	-	276	2,826
Consumer:
HELOCs	-	-	-	5,406	-	5,406
Personal	6,279	14,956	81	600	6,360	15,556
Auto	879	22,206	-	-	879	22,206
Other	-	12,448	-	-	-	12,448
Total	$236,748	$277,541	$110	$33,478	$236,858	$311,019

Loans in non-accrual status with no allowance at June 30, 2022 include $203 million in collateral dependent loans (December 31, 2021 - $237 million). The Corporation recognized $3 million in interest income on non-accrual loans during the six months ended June 30, 2022 (June 30, 2021 - $4 million).

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

The following tables present the amortized cost basis of collateral-dependent loans, for which the ACL was measured based on the fair value of the collateral less cost to sell, by class of loans and type of collateral as of June 30, 2022 and December 31, 2021:

	June 30, 2022
(In thousands)	Real Estate	Auto	Equipment	Accounts Receivables	Other	Total
Puerto Rico
Commercial multi-family	$1,355	$-	$-	$-	$-	$1,355
Commercial real estate:
Non-owner occupied	212,029	-	-	-	-	212,029
Owner occupied	24,864	-	-	-	-	24,864
Commercial and industrial	1,425	-	549	10,164	29,486	41,624
Mortgage	159,293	-	-	-	-	159,293
Leasing	-	892	6	-	-	898
Consumer:
Personal	6,114	-	-	-	-	6,114
Auto	-	8,539	-	-	-	8,539
Other	-	-	-	-	263	263
Total Puerto Rico	$405,080	$9,431	$555	$10,164	$29,749	$454,979
Popular U.S.
Mortgage	$921	$-	$-	$-	$-	$921
Total Popular U.S.	$921	$-	$-	$-	$-	$921
Popular, Inc.
Commercial multi-family	$1,355	$-	$-	$-	$-	$1,355
Commercial real estate:
Non-owner occupied	212,029	-	-	-	-	212,029
Owner occupied	24,864	-	-	-	-	24,864
Commercial and industrial	1,425	-	549	10,164	29,486	41,624
Mortgage	160,214	-	-	-	-	160,214
Leasing	-	892	6	-	-	898
Consumer:
Personal	6,114	-	-	-	-	6,114
Auto	-	8,539	-	-	-	8,539
Other	-	-	-	-	263	263
Total Popular, Inc.	$406,001	$9,431	$555	$10,164	$29,749	$455,900

	December 31, 2021
(In thousands)	Real Estate	Auto	Equipment	Accounts Receivables	Other	Total
Puerto Rico
Commercial multi-family	$1,374	$-	$-	$-	$-	$1,374
Commercial real estate:
Non-owner occupied	211,026	-	-	-	-	211,026
Owner occupied	47,268	-	-	-	-	47,268
Commercial and industrial	2,650	-	680	10,675	27,893	41,898
Mortgage	179,774	-	-	-	-	179,774
Leasing	-	574	-	-	-	574
Consumer:
Personal	6,165	-	-	-	-	6,165
Auto	-	8,983	-	-	-	8,983
Total Puerto Rico	$448,257	$9,557	$680	$10,675	$27,893	$497,062
Popular U.S.
Mortgage	$926	$-	$-	$-	$-	$926
Total Popular U.S.	$926	$-	$-	$-	$-	$926
Popular, Inc.
Commercial multi-family	$1,374	$-	$-	$-	$-	$1,374
Commercial real estate:
Non-owner occupied	211,026	-	-	-	-	211,026
Owner occupied	47,268	-	-	-	-	47,268
Commercial and industrial	2,650	-	680	10,675	27,893	41,898
Mortgage	180,700	-	-	-	-	180,700
Leasing	-	574	-	-	-	574
Consumer:
Personal	6,165	-	-	-	-	6,165
Auto	-	8,983	-	-	-	8,983
Total Popular, Inc.	$449,183	$9,557	$680	$10,675	$27,893	$497,988

Purchased Credit Deteriorated (PCD) Loans

The Corporation has purchased loans during the quarter and six months ended June 30, 2022 and 2021, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(In thousands)	For the quarter ended June 30, 2022	For the six months ended June 30, 2022
Purchase price of loans at acquisition	$591	$2,593
Allowance for credit losses at acquisition	170	782
Non-credit discount / (premium) at acquisition	26	125
Par value of acquired loans at acquisition	$787	$3,500

(In thousands)	For the quarter ended June 30, 2021	For the six months ended June 30, 2021
Purchase price of loans at acquisition	$4,049	$8,984
Allowance for credit losses at acquisition	1,202	2,558
Non-credit discount / (premium) at acquisition	214	335
Par value of acquired loans at acquisition	$5,465	$11,877

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

At June 30, 2022, the Corporation estimated the ACL by weighting the outputs of optimistic, baseline, and pessimistic scenarios. Among the three scenarios used to estimate the ACL, the baseline is assigned the highest probability, followed by the pessimistic scenario given the uncertainties in the economic outlook and downside risk. The weightings applied are subject to evaluation on a quarterly basis as part of the ACL’s governance process. The current baseline forecast continues to show a favorable economic scenario. Annualized 2022 GDP growth of 2.8% is expected for both Puerto Rico and the United States, compared to 3.5% and 3.7%, respectively, in the previous quarter. Changes in assumptions related to fiscal stimulus, higher energy prices and tighter financial market conditions contributed to the reduction. The 2022 average unemployment rate is forecasted at 6.9% and 3.5% for Puerto Rico and the United States, respectively, improving from 7.3% and 3.6%, respectively, in the previous forecast.

The following tables present the changes in the ACL of loans held-in-portfolio and unfunded commitments for the quarters and six months ended June 30, 2022 and 2021.

For the quarter ended June 30, 2022
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$145,471	$2,414	$131,362	$18,398	$278,966	$576,611
Provision for credit losses (benefit)	4,664	265	(5,953)	1,306	8,846	9,128
Initial allowance for credit losses - PCD Loans	-	-	170	-	-	170
Charge-offs	(1,322)	-	(1,367)	(1,496)	(21,779)	(25,964)
Recoveries	4,734	395	5,818	829	8,856	20,632
Ending balance	$153,547	$3,074	$130,030	$19,037	$274,889	$580,577
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,647	$1,924	$-	$-	$-	$3,571
Provision for credit losses (benefit)	385	(390)	-	-	-	(5)
Ending balance - unfunded commitments [1]	$2,032	$1,534	$-	$-	$-	$3,566
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended June 30, 2022
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$59,172	$4,125	$17,844	$20,040	$101,181
Provision for credit losses (benefit)	(2,952)	(290)	494	3,481	733
Charge-offs	(397)	-	(68)	(1,328)	(1,793)
Recoveries	260	4	5	783	1,052
Ending balance	$56,083	$3,839	$18,275	$22,976	$101,173
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,318	$2,135	$-	$30	$3,483
Provision for credit losses (benefit)	(1)	(174)	-	30	(145)
Ending balance - unfunded commitments [1]	$1,317	$1,961	$-	$60	$3,338
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended June 30, 2022
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$204,643	$6,539	$149,206	$18,398	$299,006	$677,792
Provision for credit losses (benefit)	1,712	(25)	(5,459)	1,306	12,327	9,861
Initial allowance for credit losses - PCD Loans	-	-	170	-	-	170
Charge-offs	(1,719)	-	(1,435)	(1,496)	(23,107)	(27,757)
Recoveries	4,994	399	5,823	829	9,639	21,684
Ending balance	$209,630	$6,913	$148,305	$19,037	$297,865	$681,750
Allowance for credit losses - unfunded commitments:
Beginning balance	$2,965	$4,059	$-	$-	$30	$7,054
Provision for credit losses (benefit)	384	(564)	-	-	30	(150)
Ending balance - unfunded commitments [1]	$3,349	$3,495	$-	$-	$60	$6,904
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the six months ended June 30, 2022
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$151,928	$1,641	$138,286	$17,578	$284,729	$594,162
Provision for credit losses (benefit)	(6,023)	622	(16,481)	1,692	16,657	(3,533)
Initial allowance for credit losses - PCD Loans	-	-	782	-	-	782
Charge-offs	(1,849)	-	(2,688)	(1,903)	(43,844)	(50,284)
Recoveries	9,491	811	10,131	1,670	17,347	39,450
Ending balance - loans	$153,547	$3,074	$130,030	$19,037	$274,889	$580,577
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,751	$2,388	$-	$-	$-	$4,139
Provision for credit losses (benefit)	281	(854)	-	-	-	(573)
Ending balance - unfunded commitments [1]	$2,032	$1,534	$-	$-	$-	$3,566
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the six months ended June 30, 2022
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$63,877	$4,722	$16,192	$16,413	$101,204
Provision for credit losses (benefit)	(8,284)	(2,015)	2,126	7,162	(1,011)
Charge-offs	(524)	-	(68)	(2,633)	(3,225)
Recoveries	1,014	1,132	25	2,034	4,205
Ending balance - loans	$56,083	$3,839	$18,275	$22,976	$101,173
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,384	$2,337	$-	$37	$3,758
Provision for credit losses (benefit)	(67)	(376)	-	23	(420)
Ending balance - unfunded commitments [1]	$1,317	$1,961	$-	$60	$3,338
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the six months ended June 30, 2022
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$215,805	$6,363	$154,478	$17,578	$301,142	$695,366
Provision for credit losses (benefit)	(14,307)	(1,393)	(14,355)	1,692	23,819	(4,544)
Initial allowance for credit losses - PCD Loans	-	-	782	-	-	782
Charge-offs	(2,373)	-	(2,756)	(1,903)	(46,477)	(53,509)
Recoveries	10,505	1,943	10,156	1,670	19,381	43,655
Ending balance - loans	$209,630	$6,913	$148,305	$19,037	$297,865	$681,750
Allowance for credit losses - unfunded commitments:
Beginning balance	$3,135	$4,725	$-	$-	$37	$7,897
Provision for credit losses (benefit)	214	(1,230)	-	-	23	(993)
Ending balance - unfunded commitments [1]	$3,349	$3,495	$-	$-	$60	$6,904
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended June 30, 2021
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$197,111	$260	$185,805	$12,687	$285,793	$681,656
Provision for credit losses (benefit)	(20,204)	481	(19,264)	5,257	11,242	(22,488)
Initial allowance for credit losses - PCD Loans	-	-	1,202	-	-	1,202
Charge-offs	(2,035)	-	(5,047)	(1,135)	(17,366)	(25,583)
Recoveries	11,912	479	4,112	742	9,821	27,066
Ending balance	$186,784	$1,220	$166,808	$17,551	$289,490	$661,853
Allowance for credit losses - unfunded commitments:
Beginning balance	$3,913	$245	$-	$-	$-	$4,158
Provision for credit losses	(661)	1,160	-	-	-	499
Ending balance - unfunded commitments [1]	$3,252	$1,405	$-	$-	$-	$4,657
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended June 30, 2021
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$79,108	$8,935	$16,321	$14,777	$119,141
Provision for credit losses (benefit)	4,839	1,194	(933)	(112)	4,988
Charge-offs	(690)	(523)	-	(2,374)	(3,587)
Recoveries	1,103	430	423	1,439	3,395
Ending balance - loans	$84,360	$10,036	$15,811	$13,730	$123,937
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,443	$3,903	$-	$65	$5,411
Provision for credit losses	116	(231)	-	(17)	(132)
Ending balance - unfunded commitments [1]	$1,559	$3,672	$-	$48	$5,279
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statement of Financial Condition.

For the quarter ended June 30, 2021
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$276,219	$9,195	$202,126	$12,687	$300,570	$800,797
Provision for credit losses (benefit)	(15,365)	1,675	(20,197)	5,257	11,130	(17,500)
Initial allowance for credit losses - PCD Loans	-	-	1,202	-	-	1,202
Charge-offs	(2,725)	(523)	(5,047)	(1,135)	(19,740)	(29,170)
Recoveries	13,015	909	4,535	742	11,260	30,461
Ending balance	$271,144	$11,256	$182,619	$17,551	$303,220	$785,790
Allowance for credit losses - loans:
Beginning balance	$5,356	$4,148	$-	$-	$65	$9,569
Provision for credit losses	(545)	929	-	-	(17)	367
Ending balance - unfunded commitments [1]	$4,811	$5,077	$-	$-	$48	$9,936
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the six months ended June 30, 2021
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$225,323	$4,871	$195,557	$16,863	$297,136	$739,750
Provision for credit losses (benefit)	(49,850)	1,787	(22,069)	1,199	6,469	(62,464)
Initial allowance for credit losses - PCD Loans	-	-	2,558	-	-	2,558
Charge-offs	(4,918)	(6,619)	(15,428)	(2,193)	(41,395)	(70,553)
Recoveries	16,229	1,181	6,190	1,682	27,280	52,562
Ending balance - loans	$186,784	$1,220	$166,808	$17,551	$289,490	$661,853
Allowance for credit losses - unfunded commitments:
Beginning balance	$4,913	$4,610	$-	$-	$-	$9,523
Provision for credit losses (benefit)	(1,661)	(3,205)	-	-	-	(4,866)
Ending balance - unfunded commitments [1]	$3,252	$1,405	$-	$-	$-	$4,657
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the six months ended June 30, 2021
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$108,057	$9,366	$20,159	$18,918	$156,500
Provision for credit losses (benefit)	(24,094)	763	(4,851)	(2,633)	(30,815)
Charge-offs	(1,073)	(523)	(1)	(5,630)	(7,227)
Recoveries	1,470	430	504	3,075	5,479
Ending balance - loans	$84,360	$10,036	$15,811	$13,730	$123,937
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,753	$4,469	$-	$106	$6,328
Provision for credit losses (benefit)	(194)	(797)	-	(58)	(1,049)
Ending balance - unfunded commitments [1]	$1,559	$3,672	$-	$48	$5,279
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the six months ended June 30, 2021
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$333,380	$14,237	$215,716	$16,863	$316,054	$896,250
Provision for credit losses (benefit)	(73,944)	2,550	(26,920)	1,199	3,836	(93,279)
Initial allowance for credit losses - PCD Loans	-	-	2,558	-	-	2,558
Charge-offs	(5,991)	(7,142)	(15,429)	(2,193)	(47,025)	(77,780)
Recoveries	17,699	1,611	6,694	1,682	30,355	58,041
Ending balance - loans	$271,144	$11,256	$182,619	$17,551	$303,220	$785,790
Allowance for credit losses - unfunded commitments:
Beginning balance	$6,666	$9,079	$-	$-	$106	$15,851
Provision for credit losses (benefit)	(1,855)	(4,002)	-	-	(58)	(5,915)
Ending balance - unfunded commitments [1]	$4,811	$5,077	$-	$-	$48	$9,936
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

Modifications

A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to TDRs, refer to the Summary of Significant Accounting Policies included in Note 2 to the 2021 Form 10-K.

The outstanding balance of loans classified as TDRs amounted to $1.6 billion at June 30, 2022 (December 31, 2021 - $1.7 billion). The amount of outstanding commitments to lend additional funds to debtors owing loans whose terms have been modified in TDRs amounted to $9 million related to the commercial loan portfolio at June 30, 2022 (December 31, 2021 - $9 million).

The following table presents the outstanding balance of loans classified as TDRs according to their accruing status and the related allowance at June 30, 2022 and December 31, 2021.

	June 30, 2022				December 31, 2021
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Loans held-in-portfolio:
Commercial	$267,762	$60,499	$328,261	$22,112	$261,344	$64,744	$326,088	$24,736
Mortgage[1]	1,160,469	93,309	1,253,778	62,587	1,143,204	112,509	1,255,713	61,888
Leasing	151	38	189	29	325	47	372	42
Consumer	57,690	9,240	66,930	14,546	64,093	10,556	74,649	16,124
Loans held-in-portfolio	$1,486,072	$163,086	$1,649,158	$99,274	$1,468,966	$187,856	$1,656,822	$102,790
[1] At June 30, 2022, accruing mortgage loan TDRs include $724 million guaranteed by U.S. sponsored entities at BPPR, compared to $716 million at December 31, 2021.

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters ended June 30, 2022 and 2021. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

	Popular, Inc.
	For the quarter ended June 30, 2022				For the six months ended June 30, 2022
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	-	1	-	1	-	1	-	2
Commercial real estate owner occupied	-	5	1	-	1	6	1	-
Commercial and industrial	2	-	1	-	3	5	1	11
Mortgage	3	31	217	-	4	65	505	1
Leasing	-	-	1	-	-	-	1	-
Consumer:
Credit cards	9	-	-	7	24	-	-	22
Personal	29	36	-	1	54	56	-	1
Auto	-	-	-	-	-	1	-	-
Total	43	73	220	9	86	134	508	37

	Popular, Inc.
	For the quarter ended June 30, 2021				For the six months ended June 30, 2021
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	-	1	-	-	1	1	-
Commercial real estate non-owner occupied	-	-	-	-	-	9	-	-
Commercial real estate owner occupied	1	3	3	2	3	23	3	2
Commercial and industrial	1	-	-	6	1	8	-	6
Mortgage	14	39	458	-	22	79	818	-
Leasing	-	-	-	-	-	-	1	-
Consumer:
Credit cards	37	-	1	13	89	-	1	27
HELOCs	-	1	-	-	-	1	1	-
Personal	59	61	-	2	120	63	1	2
Auto	-	1	-	-	-	2	2	-
Other	2	-	-	-	6	-	-	-
Total	114	105	463	23	241	186	828	37

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters and six months ended June 30, 2022 and 2021.

Popular, Inc.
For the quarter ended June 30, 2022
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	2	$52	$51	$5
Commercial real estate owner occupied	6	12,377	12,369	(2,073)
Commercial and industrial	3	156	153	30
Mortgage	251	29,907	31,134	1,091
Leasing	1	14	12	2
Consumer:
Credit cards	16	162	172	2
Personal	66	952	1,030	135
Total	345	$43,620	$44,921	$(808)

Popular, Inc.
For the quarter ended June 30, 2021
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$159	$125	$22
Commercial real estate owner occupied	9	51,050	50,472	564
Commercial and industrial	7	491	489	57
Mortgage	511	58,094	61,522	2,105
Consumer:
Credit cards	51	730	628	7
HELOCs	1	113	112	26
Personal	122	1,620	1,619	328
Auto	1	16	16	5
Other	2	5	5	1
Total	705	$112,278	$114,988	$3,115

Popular, Inc.
For the six months ended June 30, 2022
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for credit losses as a result of modification
Commercial real estate non-owner occupied	3	$3,452	$3,451	$5
Commercial real estate owner occupied	8	13,106	13,096	(2,073)
Commercial and industrial	20	49,502	49,308	2,060
Mortgage	575	64,783	66,726	2,111
Leasing	1	14	12	2
Consumer:
Credit cards	46	410	445	7
Personal	111	1,681	1,758	265
Auto	1	28	28	5
Total	765	$132,976	$134,824	$2,382

Popular, Inc.
For the six months ended June 30, 2021
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for credit losses as a result of modification
Commercial multi-family	2	$246	$211	$26
Commercial real estate non-owner occupied	9	3,295	3,281	141
Commercial real estate owner occupied	31	80,800	79,956	1,136
Commercial and industrial	15	713	707	65
Mortgage	919	105,748	111,251	3,151
Leasing	1	32	32	4
Consumer:
Credit cards	117	1,554	1,482	34
HELOCs	2	176	228	54
Personal	186	2,682	2,681	632
Auto	4	64	69	15
Other	6	11	11	2
Total	1,292	$195,321	$199,909	$5,260

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

Popular, Inc.
	Defaulted during the quarter ended June 30, 2022		Defaulted during the six months ended June 30, 2022
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial and industrial	3	$2,496	3	$2,496
Mortgage	32	3,830	38	5,699
Consumer:
Credit cards	8	28	19	135
Personal	7	270	19	398
Total	50	$6,624	79	$8,728

Popular, Inc.
	Defaulted during the quarter ended June 30, 2021		Defaulted during the six months ended June 30, 2021
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	4	$8,421	4	$8,421
Commercial real estate owner occupied	-	-	2	3,754
Commercial and industrial	3	93	5	317
Mortgage	24	3,279	47	5,011
Consumer:
Credit cards	23	280	60	751
Personal	11	212	14	472
Total	65	$12,285	132	$18,726

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

The following tables present the amortized cost basis, net of unearned income, of loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at June 30, 2022 and December 31, 2021 by vintage year. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 8 to the Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended December 31, 2021.

June 30, 2022
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior Years			Total
Puerto Rico
Commercial:
Commercial multi-family
Watch	$-	$-	$-	$-	$-	$4,362	$-	$-	$4,362
Special mention	-	-	-	-	-	2,890	-	-	2,890
Substandard	-	-	-	983	-	6,108	100	-	7,191
Pass	89,752	23,534	20,982	34,166	24,981	28,696	-	-	222,111
Total commercial multi-family	$89,752	$23,534	$20,982	$35,149	$24,981	$42,056	$100	$-	$236,554

Commercial real estate non-owner occupied
Watch	$29,864	$79,782	$220,704	$18,577	$85,504	$153,862	$2,187	$-	$590,480
Special Mention	-	30,152	11,759	8,653	-	22,811	-	-	73,375
Substandard	3,423	206	27,449	18,786	36,934	74,135	-	-	160,933
Pass	355,064	534,328	210,145	97,235	35,018	585,865	9,675	-	1,827,330
Total commercial real estate non-owner occupied	$388,351	$644,468	$470,057	$143,251	$157,456	$836,673	$11,862	$-	$2,652,118

Commercial real estate owner occupied
Watch	$2,234	$10,958	$5,892	$6,918	$6,962	$100,546	$-	$-	$133,510
Special Mention	-	-	931	7,136	1,394	78,144	-	-	87,605
Substandard	11,425	4,873	1,306	859	34,762	91,428	-	-	144,653
Doubtful	-	-	-	-	-	603	-	-	603
Pass	82,073	269,710	151,909	45,526	52,826	420,051	18,283	-	1,040,378
Total commercial real estate owner occupied	$95,732	$285,541	$160,038	$60,439	$95,944	$690,772	$18,283	$-	$1,406,749
Commercial and industrial
Watch	$31,573	$74,590	$9,606	$23,705	$98,226	$58,662	$80,254	$-	$376,616
Special Mention	-	1,806	569	1,741	24,954	49,956	20,221	-	99,247
Substandard	19,831	396	6,927	3,217	20,798	46,432	46,296	-	143,897
Doubtful	-	-	-	-	-	83	-	-	83
Loss	-	-	-	-	-	-	7	-	7
Pass	386,907	707,961	169,375	263,358	45,636	344,309	983,287	-	2,900,833
Total commercial and industrial	$438,311	$784,753	$186,477	$292,021	$189,614	$499,442	$1,130,065	$-	$3,520,683

Construction
Watch	$7,450	$1,410	$8,623	$498	$-	$-	$14,119	$-	$32,100
Special Mention	1,787	-	-	-	-	-	-	-	1,787
Pass	1,589	36,280	64,524	1,116	-	-	24,966	-	128,475
Total construction	$10,826	$37,690	$73,147	$1,614	$-	$-	$39,085	$-	$162,362

Mortgage
Substandard	$-	$50	$1,307	$4,417	$5,483	$107,988	$-	$-	$119,245
Pass	136,373	463,858	293,940	211,365	245,782	4,571,360	-	-	5,922,678
Total mortgage	$136,373	$463,908	$295,247	$215,782	$251,265	$4,679,348	$-	$-	$6,041,923

Leasing
Substandard	$180	$937	$989	$972	$831	$665	$-	$-	$4,574
Loss	-	-	-	26	-	64	-	-	90
Pass	372,931	490,928	283,111	181,773	104,791	42,024	-	-	1,475,558
Total leasing	$373,111	$491,865	$284,100	$182,771	$105,622	$42,753	$-	$-	$1,480,222

June 30, 2022
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior Years			Total
Puerto Rico
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$8,879	$-	$8,879
Loss	-	-	-	-	-	-	17	-	17
Pass	-	-	-	-	-	-	957,803	-	957,803
Total credit cards	$-	$-	$-	$-	$-	$-	$966,699	$-	$966,699

HELOCs
Pass	-	-	-	-	-	-	3,122	-	3,122
Total HELOCs	$-	$-	$-	$-	$-	$-	$3,122	$-	$3,122

Personal
Substandard	$69	$1,375	$768	$2,011	$848	$13,220	$-	$1,188	$19,479
Loss	-	60	-	68	-	18	-	2	148
Pass	402,112	430,129	139,974	163,060	66,075	135,293	-	31,830	1,368,473
Total Personal	$402,181	$431,564	$140,742	$165,139	$66,923	$148,531	$-	$33,020	$1,388,100

Auto
Substandard	$399	$7,125	$8,748	$8,895	$4,727	$3,005	$-	$-	$32,899
Loss	-	-	28	91	-	9	-	-	128
Pass	646,578	1,101,866	697,273	525,778	329,466	155,988	-	-	3,456,949
Total Auto	$646,977	$1,108,991	$706,049	$534,764	$334,193	$159,002	$-	$-	$3,489,976

Other consumer
Substandard	$-	$-	$130	$-	$465	$5	$11,082	$-	$11,682
Loss	-	-	-	-	443	-	-	-	443
Pass	17,719	21,774	7,323	7,455	5,042	3,714	57,997	-	121,024
Total Other consumer	$17,719	$21,774	$7,453	$7,455	$5,950	$3,719	$69,079	$-	$133,149
Total Puerto Rico	$2,599,333	$4,294,088	$2,344,292	$1,638,385	$1,231,948	$7,102,296	$2,238,295	$33,020	$21,481,657

June 30, 2022
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior Years			Total
Popular U.S.
Commercial:
Commercial multi-family
Watch	$-	$8,526	$43,413	$48,152	$20,473	$64,575	$-	$-	$185,139
Special mention	-	-	1,213	942	29,452	22,477	-	-	54,084
Substandard	-	-	-	66,892	10,897	4,994	-	-	82,783
Pass	264,305	409,863	206,453	196,526	133,228	359,456	3,982	-	1,573,813
Total commercial multi-family	$264,305	$418,389	$251,079	$312,512	$194,050	$451,502	$3,982	$-	$1,895,819

Commercial real estate non-owner occupied
Watch	$-	$12,692	$16,783	$15,033	$45,671	$101,497	$-	$-	$191,676
Special Mention	-	-	-	3,162	1,797	21,798	-	-	26,757
Substandard	-	2,902	749	11,739	1,555	32,860	-	-	49,805
Pass	208,048	199,900	207,046	100,601	93,503	383,391	7,496	-	1,199,985
Total commercial real estate non-owner occupied	$208,048	$215,494	$224,578	$130,535	$142,526	$539,546	$7,496	$-	$1,468,223

Commercial real estate owner occupied
Watch	$-	$-	$5,317	$3,795	$10,867	$41,669	$4,222	$-	$65,870
Special Mention	-	-	-	-	5,141	16,554	-	-	21,695
Substandard	-	-	-	7,479	2,287	43,495	-	-	53,261
Pass	207,879	427,167	141,530	96,425	145,376	302,040	5,569	-	1,325,986
Total commercial real estate owner occupied	$207,879	$427,167	$146,847	$107,699	$163,671	$403,758	$9,791	$-	$1,466,812
Commercial and industrial
Watch	$2,812	$2,201	$2,748	$2,652	$8,798	$727	$13,515	$-	$33,453
Special Mention	1,052	1,483	6,597	582	447	20	4,722	-	14,903
Substandard	328	1,203	1,268	4,460	796	1,857	5,224	-	15,136
Loss	-	253	105	255	110	6	-	-	729
Pass	70,371	302,851	371,225	200,441	183,865	409,491	295,878	-	1,834,122
Total commercial and industrial	$74,563	$307,991	$381,943	$208,390	$194,016	$412,101	$319,339	$-	$1,898,343

Construction
Watch	$-	$4,016	$14,143	$30,941	$18,166	$33,444	$-	$-	$100,710
Special Mention	-	-	-	-	-	13,655	-	-	13,655
Substandard	-	-	-	-	15,892	10,154	-	-	26,046
Pass	28,379	149,831	157,216	104,036	5,650	43,035	-	-	488,147
Total construction	$28,379	$153,847	$171,359	$134,977	$39,708	$100,288	$-	$-	$628,558

Mortgage
Substandard	$-	$639	$4,338	$4,285	$919	$10,010	$-	$-	$20,191
Pass	120,481	312,099	250,047	197,444	60,326	259,444	-	-	1,199,841
Total mortgage	$120,481	$312,738	$254,385	$201,729	$61,245	$269,454	$-	$-	$1,220,032

June 30, 2022
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior Years			Total
Popular U.S.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$47	$-	$47
Total credit cards	$-	$-	$-	$-	$-	$-	$47	$-	$47

HELOCs
Substandard	$-	$-	$-	$-	$-	$2,653	$-	$813	$3,466
Loss	-	-	-	-	-	159	-	1,079	1,238
Pass	-	-	-	-	-	9,697	40,387	16,667	66,751
Total HELOCs	$-	$-	$-	$-	$-	$12,509	$40,387	$18,559	$71,455

Personal
Substandard	$49	$163	$168	$168	$32	$142	$-	$-	$722
Loss	-	-	-	11	-	16	-	-	27
Pass	127,064	61,523	12,120	23,574	4,217	5,066	-	-	233,564
Total Personal	$127,113	$61,686	$12,288	$23,753	$4,249	$5,224	$-	$-	$234,313

Other consumer
Substandard	$-	$-	$-	$-	$-	$-	$1	$-	$1
Pass	-	-	-	-	-	-	5,676	-	5,676
Total Other consumer	$-	$-	$-	$-	$-	$-	$5,677	$-	$5,677
Total Popular U.S.	$1,030,768	$1,897,312	$1,442,479	$1,119,595	$799,465	$2,194,382	$386,719	$18,559	$8,889,279

June 30, 2022
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior Years			Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch	$-	$8,526	$43,413	$48,152	$20,473	$68,937	$-	$-	$189,501
Special mention	-	-	1,213	942	29,452	25,367	-	-	56,974
Substandard	-	-	-	67,875	10,897	11,102	100	-	89,974
Pass	354,057	433,397	227,435	230,692	158,209	388,152	3,982	-	1,795,924
Total commercial multi-family	$354,057	$441,923	$272,061	$347,661	$219,031	$493,558	$4,082	$-	$2,132,373

Commercial real estate non-owner occupied
Watch	$29,864	$92,474	$237,487	$33,610	$131,175	$255,359	$2,187	$-	$782,156
Special Mention	-	30,152	11,759	11,815	1,797	44,609	-	-	100,132
Substandard	3,423	3,108	28,198	30,525	38,489	106,995	-	-	210,738
Pass	563,112	734,228	417,191	197,836	128,521	969,256	17,171	-	3,027,315
Total commercial real estate non-owner occupied	$596,399	$859,962	$694,635	$273,786	$299,982	$1,376,219	$19,358	$-	$4,120,341

Commercial real estate owner occupied
Watch	$2,234	$10,958	$11,209	$10,713	$17,829	$142,215	$4,222	$-	$199,380
Special Mention	-	-	931	7,136	6,535	94,698	-	-	109,300
Substandard	11,425	4,873	1,306	8,338	37,049	134,923	-	-	197,914
Doubtful	-	-	-	-	-	603	-	-	603
Pass	289,952	696,877	293,439	141,951	198,202	722,091	23,852	-	2,366,364
Total commercial real estate owner occupied	$303,611	$712,708	$306,885	$168,138	$259,615	$1,094,530	$28,074	$-	$2,873,561

Commercial and industrial
Watch	$34,385	$76,791	$12,354	$26,357	$107,024	$59,389	$93,769	$-	$410,069
Special Mention	1,052	3,289	7,166	2,323	25,401	49,976	24,943	-	114,150
Substandard	20,159	1,599	8,195	7,677	21,594	48,289	51,520	-	159,033
Doubtful	-	-	-	-	-	83	-	-	83
Loss	-	253	105	255	110	6	7	-	736
Pass	457,278	1,010,812	540,600	463,799	229,501	753,800	1,279,165	-	4,734,955
Total commercial and industrial	$512,874	$1,092,744	$568,420	$500,411	$383,630	$911,543	$1,449,404	$-	$5,419,026

June 30, 2022
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior Years			Total
Popular, Inc.

Construction
Watch	$7,450	$5,426	$22,766	$31,439	$18,166	$33,444	$14,119	$-	$132,810
Special Mention	1,787	-	-	-	-	13,655	-	-	15,442
Substandard	-	-	-	-	15,892	10,154	-	-	26,046
Pass	29,968	186,111	221,740	105,152	5,650	43,035	24,966	-	616,622
Total construction	$39,205	$191,537	$244,506	$136,591	$39,708	$100,288	$39,085	$-	$790,920

Mortgage
Substandard	$-	$689	$5,645	$8,702	$6,402	$117,998	$-	$-	$139,436
Pass	256,854	775,957	543,987	408,809	306,108	4,830,804	-	-	7,122,519
Total mortgage	$256,854	$776,646	$549,632	$417,511	$312,510	$4,948,802	$-	$-	$7,261,955

Leasing
Substandard	$180	$937	$989	$972	$831	$665	$-	$-	$4,574
Loss	-	-	-	26	-	64	-	-	90
Pass	372,931	490,928	283,111	181,773	104,791	42,024	-	-	1,475,558
Total leasing	$373,111	$491,865	$284,100	$182,771	$105,622	$42,753	$-	$-	$1,480,222

June 30, 2022
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior Years			Total
Popular, Inc.
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$8,879	$-	$8,879
Loss	-	-	-	-	-	-	17	-	17
Pass	-	-	-	-	-	-	957,850	-	957,850
Total credit cards	$-	$-	$-	$-	$-	$-	$966,746	$-	$966,746

HELOCs
Substandard	$-	$-	$-	$-	$-	$2,653	$-	$813	$3,466
Loss	-	-	-	-	-	159	-	1,079	1,238
Pass	-	-	-	-	-	9,697	43,509	16,667	69,873
Total HELOCs	$-	$-	$-	$-	$-	$12,509	$43,509	$18,559	$74,577

Personal
Substandard	$118	$1,538	$936	$2,179	$880	$13,362	$-	$1,188	$20,201
Loss	-	60	-	79	-	34	-	2	175
Pass	529,176	491,652	152,094	186,634	70,292	140,359	-	31,830	1,602,037
Total Personal	$529,294	$493,250	$153,030	$188,892	$71,172	$153,755	$-	$33,020	$1,622,413

Auto
Substandard	$399	$7,125	$8,748	$8,895	$4,727	$3,005	$-	$-	$32,899
Loss	-	-	28	91	-	9	-	-	128
Pass	646,578	1,101,866	697,273	525,778	329,466	155,988	-	-	3,456,949
Total Auto	$646,977	$1,108,991	$706,049	$534,764	$334,193	$159,002	$-	$-	$3,489,976

Other consumer
Substandard	$-	$-	$130	$-	$465	$5	$11,083	$-	$11,683
Loss	-	-	-	-	443	-	-	-	443
Pass	17,719	21,774	7,323	7,455	5,042	3,714	63,673	-	126,700
Total Other consumer	$17,719	$21,774	$7,453	$7,455	$5,950	$3,719	$74,756	$-	$138,826
Total Popular Inc.	$3,630,101	$6,191,400	$3,786,771	$2,757,980	$2,031,413	$9,296,678	$2,625,014	$51,579	$30,370,936

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Puerto Rico
Commercial:
Commercial multi-family
Watch	$-	$-	$-	$-	$-	$4,485	$-	$-	$4,485
Special mention	-	-	-	-	-	3,025	-	-	3,025
Substandard	-	-	982	-	-	6,257	100	-	7,339
Pass	24,936	21,288	34,840	25,311	2,066	31,468	11	-	139,920
Total commercial multi-family	$24,936	$21,288	$35,822	$25,311	$2,066	$45,235	$111	$-	$154,769

Commercial real estate non-owner occupied
Watch	$100,465	$228,852	$25,443	$137,044	$2,406	$205,304	$3,237	$-	$702,751
Special Mention	18,509	12,563	7,271	-	4,608	24,056	-	-	67,007
Substandard	30,155	27,790	24,200	25,456	2,770	72,407	-	-	182,778
Pass	513,087	88,662	88,353	37,999	42,522	557,052	9,712	-	1,337,387
Total commercial real estate non-owner occupied	$662,216	$357,867	$145,267	$200,499	$52,306	$858,819	$12,949	$-	$2,289,923

Commercial real estate owner occupied
Watch	$8,393	$8,612	$8,972	$6,958	$3,039	$121,716	$-	$-	$157,690
Special Mention	5,573	857	7,598	1,427	2,449	103,472	-	-	121,376
Substandard	6,960	1,028	1,646	35,529	1,869	113,288	-	-	160,320
Doubtful	-	-	-	-	76	612	-	-	688
Pass	238,533	198,442	44,943	23,112	32,585	429,651	16,389	-	983,655
Total commercial real estate owner occupied	$259,459	$208,939	$63,159	$67,026	$40,018	$768,739	$16,389	$-	$1,423,729
Commercial and industrial
Watch	$186,529	$12,542	$21,536	$103,835	$14,577	$90,776	$108,183	$-	$537,978
Special Mention	7,380	9,936	14,856	28,473	1,012	28,448	60,397	-	150,502
Substandard	2,190	1,091	3,041	35,826	66,771	45,168	38,003	-	192,090
Doubtful	-	-	-	-	-	62	-	-	62
Pass	843,661	335,369	275,357	84,084	72,580	333,869	702,896	-	2,647,816
Total commercial and industrial	$1,039,760	$358,938	$314,790	$252,218	$154,940	$498,323	$909,479	$-	$3,528,448

Construction
Substandard	$-	$-	$485	$-	$-	$-	$-	$-	$485
Pass	21,596	41,622	1,148	-	-	-	22,260	-	86,626
Total construction	$21,596	$41,622	$1,633	$-	$-	$-	$22,260	$-	$87,111

Mortgage
Substandard	$-	$954	$5,212	$5,613	$4,310	$122,690	$-	$-	$138,779
Pass	463,742	304,780	223,464	265,239	194,982	4,660,880	-	-	6,113,087
Total mortgage	$463,742	$305,734	$228,676	$270,852	$199,292	$4,783,570	$-	$-	$6,251,866

Leasing
Substandard	$124	$618	$880	$613	$613	$235	$-	$-	$3,083
Loss	-	-	-	1	16	2	-	-	19
Pass	613,452	328,085	222,770	133,112	62,881	17,917	-	-	1,378,217
Total leasing	$613,576	$328,703	$223,650	$133,726	$63,510	$18,154	$-	$-	$1,381,319

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Puerto Rico
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$8,577	$-	$8,577
Pass	-	-	-	-	-	-	911,274	-	911,274
Total credit cards	$-	$-	$-	$-	$-	$-	$919,851	$-	$919,851

HELOCs
Substandard	$-	$-	$-	$-	$-	$-	$23	$-	$23
Pass	-	-	-	-	-	-	3,548	-	3,548
Total HELOCs	$-	$-	$-	$-	$-	$-	$3,571	$-	$3,571

Personal
Substandard	$426	$610	$2,105	$866	$936	$15,680	$-	$1,385	$22,008
Loss	30	2	3	-	-	3	-	-	38
Pass	539,604	197,652	227,328	91,341	53,630	120,065	-	36,394	1,266,014
Total Personal	$540,060	$198,264	$229,436	$92,207	$54,566	$135,748	$-	$37,779	$1,288,060

Auto
Substandard	$3,080	$7,520	$9,498	$4,739	$2,210	$1,422	$-	$-	$28,469
Loss	42	11	-	-	-	-	-	-	53
Pass	1,259,800	808,339	637,300	420,293	177,104	80,829	-	-	3,383,665
Total Auto	$1,262,922	$815,870	$646,798	$425,032	$179,314	$82,251	$-	$-	$3,412,187

Other consumer
Substandard	$-	$114	$21	$487	$-	$135	$11,250	$-	$12,007
Loss	-	-	-	579	-	34	-	-	613
Pass	24,845	9,781	9,348	5,610	3,914	947	57,483	-	111,928
Total Other consumer	$24,845	$9,895	$9,369	$6,676	$3,914	$1,116	$68,733	$-	$124,548
Total Puerto Rico	$4,913,112	$2,647,120	$1,898,600	$1,473,547	$749,926	$7,191,955	$1,953,343	$37,779	$20,865,382

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular U.S.
Commercial:
Commercial multi-family
Watch	$8,600	$41,348	$56,229	$20,682	$37,343	$48,753	$-	$-	$212,955
Special mention	-	3,752	9,013	30,244	11,071	28,297	-	-	82,377
Substandard	-	-	67,149	12,748	-	18,644	-	-	98,541
Pass	422,613	241,805	201,298	144,534	46,809	352,724	4,205	-	1,413,988
Total commercial multi-family	$431,213	$286,905	$333,689	$208,208	$95,223	$448,418	$4,205	$-	$1,807,861

Commercial real estate non-owner occupied
Watch	$12,716	$22,109	$42,067	$56,576	$28,604	$154,289	$780	$-	$317,141
Special Mention	2,939	-	3,205	7,025	10,573	15,569	-	-	39,311
Substandard	-	756	6,405	14,544	11,384	60,323	-	-	93,412
Pass	543,667	356,071	156,925	211,432	250,516	346,606	8,386	-	1,873,603
Total commercial real estate non-owner occupied	$559,322	$378,936	$208,602	$289,577	$301,077	$576,787	$9,166	$-	$2,323,467

Commercial real estate owner occupied
Watch	$-	$239	$7,825	$8,150	$1,676	$17,132	$4,222	$-	$39,244
Special Mention	-	-	-	-	-	1,800	-	-	1,800
Substandard	-	-	1,148	2,878	-	20,841	-	-	24,867
Pass	129,898	46,737	34,355	23,845	26,236	63,463	3,928	-	328,462
Total commercial real estate owner occupied	$129,898	$46,976	$43,328	$34,873	$27,912	$103,236	$8,150	$-	$394,373
Commercial and industrial
Watch	$3,747	$4,667	$4,292	$9,273	$5	$1,530	$3,925	$-	$27,439
Special Mention	2,504	7,203	670	481	59	215	8,177	-	19,309
Substandard	537	97	4,559	495	168	1,890	159	-	7,905
Loss	262	58	108	17	51	191	-	-	687
Pass	273,254	339,564	211,695	191,086	115,146	339,336	284,710	-	1,754,791
Total commercial and industrial	$280,304	$351,589	$221,324	$201,352	$115,429	$343,162	$296,971	$-	$1,810,131

Construction
Watch	$-	$14,300	$23,547	$28,757	$34,205	$-	$-	$-	$100,809
Special Mention	-	-	-	-	-	13,622	-	-	13,622
Substandard	-	-	-	15,438	10,231	-	-	-	25,669
Pass	130,587	136,045	165,105	13,634	36,500	7,138	-	-	489,009
Total construction	$130,587	$150,345	$188,652	$57,829	$80,936	$20,760	$-	$-	$629,109

Mortgage
Substandard	$-	$4,338	$3,894	$967	$217	$12,680	$-	$-	$22,096
Pass	326,641	266,212	215,071	61,986	6,376	276,948	-	-	1,153,234
Total mortgage	$326,641	$270,550	$218,965	$62,953	$6,593	$289,628	$-	$-	$1,175,330

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular U.S.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$10	$-	$10
Total credit cards	$-	$-	$-	$-	$-	$-	$10	$-	$10

HELOCs
Substandard	$-	$-	$-	$-	$-	$3,006	$-	$935	$3,941
Loss	-	-	-	-	-	207	-	1,258	1,465
Pass	-	-	-	-	-	11,423	38,267	20,195	69,885
Total HELOCs	$-	$-	$-	$-	$-	$14,636	$38,267	$22,388	$75,291

Personal
Substandard	$72	$81	$250	$73	$17	$163	$2	$-	$658
Loss	-	-	4	-	-	19	-	-	23
Pass	75,538	19,411	43,346	7,418	2,802	5,625	124	-	154,264
Total Personal	$75,610	$19,492	$43,600	$7,491	$2,819	$5,807	$126	$-	$154,945

Other consumer
Pass	$-	$-	$-	$-	$-	$-	$4,658	$-	$4,658
Total Other consumer	$-	$-	$-	$-	$-	$-	$4,658	$-	$4,658
Total Popular U.S.	$1,933,575	$1,504,793	$1,258,160	$862,283	$629,989	$1,802,434	$361,553	$22,388	$8,375,175

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch	$8,600	$41,348	$56,229	$20,682	$37,343	$53,238	$-	$-	$217,440
Special mention	-	3,752	9,013	30,244	11,071	31,322	-	-	85,402
Substandard	-	-	68,131	12,748	-	24,901	100	-	105,880
Pass	447,549	263,093	236,138	169,845	48,875	384,192	4,216	-	1,553,908
Total commercial multi-family	$456,149	$308,193	$369,511	$233,519	$97,289	$493,653	$4,316	$-	$1,962,630

Commercial real estate non-owner occupied
Watch	$113,181	$250,961	$67,510	$193,620	$31,010	$359,593	$4,017	$-	$1,019,892
Special Mention	21,448	12,563	10,476	7,025	15,181	39,625	-	-	106,318
Substandard	30,155	28,546	30,605	40,000	14,154	132,730	-	-	276,190
Pass	1,056,754	444,733	245,278	249,431	293,038	903,658	18,098	-	3,210,990
Total commercial real estate non-owner occupied	$1,221,538	$736,803	$353,869	$490,076	$353,383	$1,435,606	$22,115	$-	$4,613,390

Commercial real estate owner occupied
Watch	$8,393	$8,851	$16,797	$15,108	$4,715	$138,848	$4,222	$-	$196,934
Special Mention	5,573	857	7,598	1,427	2,449	105,272	-	-	123,176
Substandard	6,960	1,028	2,794	38,407	1,869	134,129	-	-	185,187
Doubtful	-	-	-	-	76	612	-	-	688
Pass	368,431	245,179	79,298	46,957	58,821	493,114	20,317	-	1,312,117
Total commercial real estate owner occupied	$389,357	$255,915	$106,487	$101,899	$67,930	$871,975	$24,539	$-	$1,818,102

Commercial and industrial
Watch	$190,276	$17,209	$25,828	$113,108	$14,582	$92,306	$112,108	$-	$565,417
Special Mention	9,884	17,139	15,526	28,954	1,071	28,663	68,574	-	169,811
Substandard	2,727	1,188	7,600	36,321	66,939	47,058	38,162	-	199,995
Doubtful	-	-	-	-	-	62	-	-	62
Loss	262	58	108	17	51	191	-	-	687
Pass	1,116,915	674,933	487,052	275,170	187,726	673,205	987,606	-	4,402,607
Total commercial and industrial	$1,320,064	$710,527	$536,114	$453,570	$270,369	$841,485	$1,206,450	$-	$5,338,579

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular, Inc.

Construction
Watch	$-	$14,300	$23,547	$28,757	$34,205	$-	$-	$-	$100,809
Special Mention	-	-	-	-	-	13,622	-	-	13,622
Substandard	-	-	485	15,438	10,231	-	-	-	26,154
Pass	152,183	177,667	166,253	13,634	36,500	7,138	22,260	-	575,635
Total construction	$152,183	$191,967	$190,285	$57,829	$80,936	$20,760	$22,260	$-	$716,220

Mortgage
Substandard	$-	$5,292	$9,106	$6,580	$4,527	$135,370	$-	$-	$160,875
Pass	790,383	570,992	438,535	327,225	201,358	4,937,828	-	-	7,266,321
Total mortgage	$790,383	$576,284	$447,641	$333,805	$205,885	$5,073,198	$-	$-	$7,427,196

Leasing
Substandard	$124	$618	$880	$613	$613	$235	$-	$-	$3,083
Loss	-	-	-	1	16	2	-	-	19
Pass	613,452	328,085	222,770	133,112	62,881	17,917	-	-	1,378,217
Total leasing	$613,576	$328,703	$223,650	$133,726	$63,510	$18,154	$-	$-	$1,381,319

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular, Inc.
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$8,577	$-	$8,577
Pass	-	-	-	-	-	-	911,284	-	911,284
Total credit cards	$-	$-	$-	$-	$-	$-	$919,861	$-	$919,861

HELOCs
Substandard	$-	$-	$-	$-	$-	$3,006	$23	$935	$3,964
Loss	-	-	-	-	-	207	-	1,258	1,465
Pass	-	-	-	-	-	11,423	41,815	20,195	73,433
Total HELOCs	$-	$-	$-	$-	$-	$14,636	$41,838	$22,388	$78,862

Personal
Substandard	$498	$691	$2,355	$939	$953	$15,843	$2	$1,385	$22,666
Loss	30	2	7	-	-	22	-	-	61
Pass	615,142	217,063	270,674	98,759	56,432	125,690	124	36,394	1,420,278
Total Personal	$615,670	$217,756	$273,036	$99,698	$57,385	$141,555	$126	$37,779	$1,443,005

Auto
Substandard	$3,080	$7,520	$9,498	$4,739	$2,210	$1,422	$-	$-	$28,469
Loss	42	11	-	-	-	-	-	-	53
Pass	1,259,800	808,339	637,300	420,293	177,104	80,829	-	-	3,383,665
Total Auto	$1,262,922	$815,870	$646,798	$425,032	$179,314	$82,251	$-	$-	$3,412,187

Other consumer
Substandard	$-	$114	$21	$487	$-	$135	$11,250	$-	$12,007
Loss	-	-	-	579	-	34	-	-	613
Pass	24,845	9,781	9,348	5,610	3,914	947	62,141	-	116,586
Total Other consumer	$24,845	$9,895	$9,369	$6,676	$3,914	$1,116	$73,391	$-	$129,206
Total Popular Inc.	$6,846,687	$4,151,913	$3,156,760	$2,335,830	$1,379,915	$8,994,389	$2,314,896	$60,167	$29,240,557

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

The following table presents the components of mortgage banking activities:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$9,186	$9,522	$18,509	$19,237
Mortgage servicing rights fair value adjustments	2,257	(6,239)	3,345	(5,727)
Total mortgage servicing fees, net of fair value adjustments	11,443	3,283	21,854	13,510
Net gain (loss) on sale of loans, including valuation on loans held-for-sale	36	5,197	(1,498)	10,172
Trading account profit (loss):
Unrealized losses on outstanding derivative positions	(2)	-	-	-
Realized gains (losses) on closed derivative positions	2,430	(866)	6,565	1,636
Total trading account profit (loss)	2,428	(866)	6,565	1,636
Losses on repurchased loans, including interest advances	(332)	(166)	(481)	(527)
Total mortgage banking activities	$13,575	$7,448	$26,440	$24,791

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

No liabilities were incurred as a result of these securitizations during the quarters and six months ended June 30, 2022 and 2021 because they did not contain any credit recourse arrangements. During the quarter and six months ended June 30, 2022, the Corporation recorded a net loss of $0.7 million and $1.8 million, respectively (June 30, 2021 - a net gain of $4.7 million and $8.4 million, respectively) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and six months ended June 30, 2022 and 2021:

	Proceeds Obtained During the Quarter Ended June 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$77,269	$-	$77,269
Mortgage-backed securities - FNMA	-	37,640	-	37,640
Mortgage-backed securities - FHLMC	-	1,387	-	1,387
Total trading account debt securities	$-	$116,296	$-	$116,296
Mortgage servicing rights	$-	$-	$1,960	$1,960
Total	$-	$116,296	$1,960	$118,256

	Proceeds Obtained During the Six Months Ended June 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$155,163	$-	$155,163
Mortgage-backed securities - FNMA	-	95,330	-	95,330
Mortgage-backed securities - FHLMC	-	8,505	-	8,505
Total trading account debt securities	$-	$258,998	$-	$258,998
Mortgage servicing rights	$-	$-	$4,369	$4,369
Total	$-	$258,998	$4,369	$263,367

	Proceeds Obtained During the Quarter Ended June 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$106,729	$-	$106,729
Mortgage-backed securities - FNMA	-	72,555	-	72,555
Mortgage-backed securities - FHLMC	-	13,501	-	13,501
Total trading account debt securities	$-	$192,785	$-	$192,785
Mortgage servicing rights	$-	$-	$2,880	$2,880
Total	$-	$192,785	$2,880	$195,665

	Proceeds Obtained During the Six Months Ended June 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$208,717	$-	$208,717
Mortgage-backed securities - FNMA	-	158,835	-	158,835
Mortgage-backed securities - FHLMC	-	13,501	-	13,501
Total trading account debt securities	$-	$381,053	$-	$381,053
Mortgage servicing rights	$-	$-	$5,689	$5,689
Total	$-	$381,053	$5,689	$386,742

During the six months ended June 30, 2022, the Corporation retained servicing rights on whole loan sales involving approximately $33 million in principal balance outstanding (June 30, 2021 - $84 million), with net realized gains of approximately $0.4 million (June 30, 2021 - gains of $1.8 million). All loan sales performed during the six months ended June 30, 2022 and 2021 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the six months ended June 30, 2022 and 2021.

Residential MSRs
(In thousands)	June 30, 2022	June 30, 2021
Fair value at beginning of period	$121,570	$118,395
Additions	5,032	6,809
Changes due to payments on loans [1]	(5,877)	(8,012)
Reduction due to loan repurchases	(463)	(851)
Changes in fair value due to changes in valuation model inputs or assumptions	9,571	3,126
Other	44	-
Fair value at end of period [2]	$129,877	$119,467
[1] Represents changes due to collection / realization of expected cash flows over time.
[2] At June 30, 2022, PB had MSRs amounting to $2.0 million (June 30, 2021 - $1.3 million).

Residential mortgage loans serviced for others were $11.6 billion at June 30, 2022 (December 31, 2021 -$12.1 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. These servicing fees are credited to income when they are collected. At June 30, 2022, those weighted average mortgage servicing fees were 0.31% (June 30, 2021 - 0.30%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased. Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and six months ended June 30, 2022 and 2021 were as follows:
	Quarters ended				Six Months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	BPPR	PB	BPPR	PB	BPPR	PB	BPPR	PB
Prepayment speed	4.7%	7.8%	5.9%	12.5%	5.0%	8.9%	7.4%	21.2%
Weighted average life (in years)	10.2	8.0	8.9	6.0	9.8	7.4	8.0	9.5
Discount rate (annual rate)	10.5%	9.5%	10.4%	11.0%	10.4%	9.8%	10.5%	11.0%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
	June 30,	December 31,	June 30,	December 31,
(In thousands)	2022	2021	2022	2021
Fair value of servicing rights	$40,917	$40,058	$88,960	$81,512
Weighted average life (in years)	6.8	7.1	7.5	7.5
Weighted average prepayment speed (annual rate)	6.6%	7.7%	6.5%	7.6%
Impact on fair value of 10% adverse change	$(765)	$(1,500)	$(1,747)	$(1,486)
Impact on fair value of 20% adverse change	$(1,505)	$(2,359)	$(3,438)	$(3,495)
Weighted average discount rate (annual rate)	11.2%	11.2%	11.0%	11.0%
Impact on fair value of 10% adverse change	$(1,617)	$(2,079)	$(3,694)	$(2,731)
Impact on fair value of 20% adverse change	$(3,118)	$(3,452)	$(7,122)	$(5,832)

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

At June 30, 2022, the Corporation serviced $0.7 billion in residential mortgage loans with credit recourse to the Corporation (December 31, 2021 - $0.7 billion). Also refer to Note 19 to the Consolidated Financial Statements for information on changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At June 30, 2022, the Corporation had recorded $11 million in mortgage loans on its Consolidated Statements of Financial Condition related to this buy-back option program (December 31, 2021 - $13 million). Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative. As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation.

During the six months ended June 30, 2022, the Corporation repurchased approximately $35 million (June 30, 2021 - $65 million) of mortgage loans from its GNMA servicing portfolio. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mainly related to principal and interest advances. The risk associated with the loans is reduced due to their guaranteed nature. The Corporation may place these loans under modification programs offered by FHA, VA or United States Department of Agriculture (USDA) or other loss mitigation programs offered by the Corporation, and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 11 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters and six months ended June 30, 2022 and 2021.

	For the quarter ended June 30, 2022
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$15,468	$75,099	$90,567
Write-downs in value	(486)	(245)	(731)
Additions	832	20,663	21,495
Sales	(1,564)	(17,502)	(19,066)
Other adjustments	-	(128)	(128)
Ending balance	$14,250	$77,887	$92,137

	For the quarter ended June 30, 2021
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$15,085	$56,975	$72,060
Write-downs in value	(157)	(549)	(706)
Additions	2,125	17,067	19,192
Sales	(2,653)	(14,519)	(17,172)
Other adjustments	181	(283)	(102)
Ending balance	$14,581	$58,691	$73,272

	For the six months ended June 30, 2022
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$15,017	$70,060	$85,077
Write-downs in value	(850)	(573)	(1,423)
Additions	3,519	39,903	43,422
Sales	(3,544)	(31,045)	(34,589)
Other adjustments	108	(458)	(350)
Ending balance	$14,250	$77,887	$92,137

	For the six months ended June 30, 2021
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$13,214	$69,932	$83,146
Write-downs in value	(464)	(1,519)	(1,983)
Additions	5,975	18,940	24,915
Sales	(4,325)	(28,379)	(32,704)
Other adjustments	181	(283)	(102)
Ending balance	$14,581	$58,691	$73,272

Note 12 − Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	June 30, 2022	December 31, 2021
Net deferred tax assets (net of valuation allowance)	$817,867	$657,597
Investments under the equity method	318,836	298,988
Prepaid taxes	52,721	37,924
Other prepaid expenses	85,964	79,845
Derivative assets	17,218	26,093
Trades receivable from brokers and counterparties	45,118	65,460
Principal, interest and escrow servicing advances	45,889	53,942
Guaranteed mortgage loan claims receivable	84,990	98,001
Operating ROU assets (Note 27)	126,080	141,748
Finance ROU assets (Note 27)	19,349	13,459
Others	159,491	155,514
Total other assets	$1,773,523	$1,628,571

The Corporation enters in the ordinary course of business into hosting arrangements that are service contracts. These arrangements can include capitalizable implementation costs that are amortized during the term of the hosting arrangement. The Corporation recognizes capitalizable implementation costs related to hosting arrangements that are service contracts within the Other assets line item in the accompanying Consolidated Statements of Financial Condition. As of June 30, 2022, the total capitalized implementation costs amounted to $22.1 million with an accumulated amortization of $10.8 million for a net value of $11.3 million, compared to total capitalized implementation costs amounting to $18.4 million with an accumulated amortization of $8.8 million for a net value of $9.6 million as of December 31, 2021. Total amortization expense for all capitalized implementation costs of hosting arrangements that are service contracts for the quarter and six months ended June 30, 2022 was $1.1 million and $2.0 million, respectively (June 30, 2021 - $1.1 million and $1.9 million, respectively).

Note 13 – Goodwill and other intangible assets

Goodwill

There were no changes in the carrying amount of goodwill for the quarters and six months ended June 30, 2022 and 2021.

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments:

June 30, 2022
	Balance at		Balance at
	June 30,	Accumulated	June 30,
	2022	impairment	2022
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248
Popular U.S.	564,456	164,411	400,045
Total Popular, Inc.	$888,505	$168,212	$720,293

December 31, 2021
	Balance at		Balance at
	December 31,	Accumulated	December 31,
	2021	impairment	2021
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248
Popular U.S.	564,456	164,411	400,045
Total Popular, Inc.	$888,505	$168,212	$720,293

Other Intangible Assets

At June 30, 2022 and December 31, 2021, the Corporation had $0.7 million of identifiable intangible assets with indefinite useful lives.

The following table reflects the components of other intangible assets subject to amortization:
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Value
June 30, 2022
Core deposits	$12,810	$9,394	$3,416
Other customer relationships	14,286	3,929	10,357
Total other intangible assets	$27,096	$13,323	$13,773
December 31, 2021
Core deposits	$12,810	$8,754	$4,056
Other customer relationships	14,286	2,883	11,403
Total other intangible assets	$27,096	$11,637	$15,459

During the quarter ended June 30, 2022, the Corporation recognized $ 0.8 million in amortization expense related to other intangible assets with definite useful lives (June 30, 2021 - $ 1.3 million). During the six months ended June 30, 2022, the Corporation recognized $ 1.7 million in amortization related to other intangible assets with definite useful lives (June 30, 2021 - $ 2.3 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2022	$1,589
Year 2023	3,179
Year 2024	2,938
Year 2025	1,750
Year 2026	1,440
Later years	2,877

Note 14 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:
(In thousands)	June 30, 2022	December 31, 2021
Savings accounts	$15,796,175	$15,871,998
NOW, money market and other interest bearing demand deposits	25,772,708	28,736,459
Total savings, NOW, money market and other interest bearing demand deposits	41,568,883	44,608,457
Certificates of deposit:
Under $250,000	4,143,611	4,086,059
$250,000 and over	2,951,911	2,626,090
Total certificates of deposit	7,095,522	6,712,149
Total interest bearing deposits	$48,664,405	$51,320,606

A summary of certificates of deposits by maturity at June 30, 2022 follows:

(In thousands)
2022	$3,357,467
2023	1,378,319
2024	842,853
2025	641,308
2026	484,722
2027 and thereafter	390,853
Total certificates of deposit	$7,095,522

At June 30, 2022, the Corporation had brokered deposits amounting to $1.0 billion (December 31, 2021 - $ 0.8 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $8 million at June 30, 2022 (December 31, 2021 - $6 million)

At June 30, 2022, public sector deposits amounted to $17.1 billion. Public deposit balances are difficult to predict. For example, the receipt by the Puerto Rico Government of hurricane recovery related Federal assistance, and seasonal tax collections, could increase public deposit balances at BPPR. On the other hand, the amount and timing of reductions in balances are likely to be impacted by, for example, the speed at which COVID-19 pandemic and hurricane recovery federal assistance is distributed, the financial condition, liquidity and cash management practices of the Puerto Rico Government and its instrumentalities and the implementation of fiscal and debt adjustment plans approved pursuant to PROMESA or other actions mandated by the Fiscal Oversight and Management Board for Puerto Rico (the “Oversight Board”).

Note 15 – Borrowings

Assets sold under agreements to repurchase

Assets sold under agreements to repurchase amounted to $71 million at June 30, 2022 and $92 million at December 31, 2021.

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

Repurchase agreements accounted for as secured borrowings

	June 30, 2022	December 31, 2021
	Repurchase	Repurchase
(In thousands)	liability	liability
U.S. Treasury securities
Within 30 days	$14,139	$19,538
After 30 to 90 days	18,198	30,295
After 90 days	27,207	29,036
Total U.S. Treasury securities	59,544	78,869
Mortgage-backed securities
Within 30 days	10,534	11,733
After 30 to 90 days	847	-
After 90 days	-	722
Total mortgage-backed securities	11,381	12,455
Collateralized mortgage obligations
Within 30 days	-	279
Total collateralized mortgage obligations	-	279
Total	$70,925	$91,603

Repurchase agreements in this portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

Other short-term borrowings

There were no other short-term borrowings outstanding at June 30, 2022, compared to $75 million in FHLB Advances at December 31, 2021.

Notes Payable

The following table presents the composition of notes payable at June 30, 2022 and December 31, 2021.

(In thousands)	June 30, 2022	December 31, 2021
Advances with the FHLB with maturities ranging from 2022 through 2029 paying interest at monthly fixed rates ranging from 0.39% to 3.18%	$391,429	$492,429
Unsecured senior debt securities maturing on 2023 paying interest semiannually at a fixed rate of 6.125%, net of debt issuance costs of $1,524	298,475	297,842
Junior subordinated deferrable interest debentures (related to trust preferred securities) maturing on 2034 with fixed interest rates ranging from 6.125% to 6.564%, net of debt issuance costs of $328	198,306	198,292
Total notes payable	$888,210	$988,563
Note: Refer to the Corporation's 2021 Form 10-K for rates information at December 31, 2021.

A breakdown of borrowings by contractual maturities at June 30, 2022 is included in the table below.

	Assets sold under
(In thousands)	agreements to repurchase	Notes payable	Total
2022	$70,925	$2,148	$73,073
2023	-	341,736	341,736
2024	-	91,943	91,943
2025	-	139,920	139,920
2026	-	74,500	74,500
Later years	-	237,963	237,963
Total borrowings	$70,925	$888,210	$959,135

At June 30, 2022 and December 31, 2021, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $3.0 billion, of which $0.4 billion and $0.6 billion, respectively, were used at each period. In addition, at June 30, 2022 and December 31, 2021, the Corporation had placed $0.5 billion and $1.2 billion, respectively, of the available FHLB credit facility as collateral for municipal letters of credit to secure deposits. The FHLB borrowing facilities are collateralized with loans held-in-portfolio, and do not have restrictive covenants or callable features.

Also, at June 30, 2022, the Corporation has a borrowing facility at the discount window of the Federal Reserve Bank of New York amounting to $1.4 billion (December 31, 2021 - $1.3 billion), which remained unused at June 30, 2022 and December 31, 2021. The facility is a collateralized source of credit that is highly reliable even under difficult market conditions.

Note 16 − Other liabilities

The caption of other liabilities in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	June 30, 2022	December 31, 2021
Accrued expenses	$280,991	$308,594
Accrued interest payable	33,015	33,227
Accounts payable	97,220	91,804
Dividends payable	42,120	35,937
Trades payable	10,312	13,789
Liability for GNMA loans sold with an option to repurchase	11,034	12,806
Reserves for loan indemnifications	9,881	12,639
Reserve for operational losses	37,718	43,886
Operating lease liabilities (Note 27)	138,217	154,114
Finance lease liabilities (Note 27)	25,463	19,719
Pension benefit obligation	8,214	8,778
Postretirement benefit obligation	158,904	161,988
Others	68,694	70,967
Total other liabilities	$921,783	$968,248

Note 17 – Stockholders’ equity

As of June 30, 2022, stockholder’s equity totaled $4.3 billion. During the six months ended June 30, 2022, the Corporation declared cash dividends of $1.10 (2021 - $0.85) per common share amounting to $84.2 million (2021 - $70.0 million). The quarterly dividend declared to stockholders of record as of the close of business on June 2, 2022 was paid on July 1, 2022.

Accelerated share repurchase transaction (“ASR”)

On July 12, 2022, the Corporation completed its previously announced accelerated share repurchase program for the repurchase of an aggregate of $400 million of Popular’s common stock. Under the terms of the accelerated repurchase agreement (the “ASR Agreement”), on March 2, 2022 the Corporation made an initial payment of $400 million and received an initial delivery of 3,483,942 shares of the Corporation’s Common Stock (the “Initial Shares”). The transaction was accounted for as a treasury stock transaction. As a result of the receipt of the Initial Shares, the Corporation recognized in stockholders’ equity approximately $320 million in treasury stock and $80 million as a reduction of capital surplus. Upon the final settlement of the ASR Agreement, the Corporation received an additional 1,582,922 shares of Popular’s common stock and recognized approximately $120 million as treasury stock with a corresponding increase in its capital surplus account. The Corporation repurchased a total of 5,066,864 shares at an average purchased price of $78.9443 under the ASR Agreement.

On May 3, 2021, the Corporation entered into a $350 million accelerated share repurchase (“ASR”) transaction with respect to its common stock, which was accounted for as a treasury stock transaction. As a result of the receipt of the initial 3,785,831 shares, the Corporation recognized in stockholders’ equity approximately $280 million in treasury stock and $70 million as a reduction in capital surplus. The Corporation completed the transaction on September 9, 2021 and received 828,965 additional shares of Popular’s common stock and recognized $61 million in treasury stock with a corresponding increase in its capital surplus account. In total, the Corporation repurchased a total of 4,614,796 shares at an average price of $75.8430 under the 2021 ASR transaction.

Note 18 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the quarters and six months ended June 30, 2022 and 2021.

	Changes in Accumulated Other Comprehensive Loss by Component [1]
		Quarters ended		Six months ended
		June 30,		June 30,
(In thousands)		2022	2021	2022	2021
Foreign currency translation	Beginning Balance	$(70,165)	$(70,685)	$(67,307)	$(71,254)
	Other comprehensive income	5,998	2,726	3,140	3,295
	Net change	5,998	2,726	3,140	3,295
	Ending balance	$(64,167)	$(67,959)	$(64,167)	$(67,959)
Adjustment of pension and postretirement benefit plans	Beginning Balance	$(155,281)	$(191,814)	$(158,994)	$(195,056)
	Other comprehensive income before reclassifications	-	-	1,269	-
	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	2,444	3,242	4,888	6,484
	Net change	2,444	3,242	6,157	6,484
	Ending balance	$(152,837)	$(188,572)	$(152,837)	$(188,572)
Unrealized net holding (losses) gains on debt securities	Beginning Balance	$(1,171,950)	$90,955	$(96,120)	$460,900
	Other comprehensive (loss) income	(563,420)	73,027	(1,639,250)	(296,918)
	Net change	(563,420)	73,027	(1,639,250)	(296,918)
	Ending balance	$(1,735,370)	$163,982	$(1,735,370)	$163,982
Unrealized net losses on cash flow hedges	Beginning Balance	$158	$(3,194)	$(2,648)	$(4,599)
	Other comprehensive (loss) income before reclassifications	(332)	(230)	2,807	1,127
	Amounts reclassified from accumulated other comprehensive loss	(468)	282	(801)	330
	Net change	(800)	52	2,006	1,457
	Ending balance	$(642)	$(3,142)	$(642)	$(3,142)
	Total	$(1,953,016)	$(95,691)	$(1,953,016)	$(95,691)
[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters and six months ended June 30, 2022 and 2021.

	Reclassifications Out of Accumulated Other Comprehensive Loss
		Quarters ended		Six Months ended
	Affected Line Item in the	June 30,		June 30,
(In thousands)	Consolidated Statements of Operations	2022	2021	2022	2021
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Other operating expenses	$(3,911)	$(5,189)	$(7,822)	$(10,379)
	Total before tax	(3,911)	(5,189)	(7,822)	(10,379)
	Income tax benefit	1,467	1,947	2,934	3,895
	Total net of tax	$(2,444)	$(3,242)	$(4,888)	$(6,484)
Unrealized net losses on cash flow hedges
Forward contracts	Mortgage banking activities	$1,099	$2	$2,077	$348
Interest rate swaps	Other operating income	(219)	(282)	(498)	(537)
	Total before tax	880	(280)	1,579	(189)
	Income tax benefit	(412)	(2)	(778)	(141)
	Total net of tax	$468	$(282)	$801	$(330)
	Total reclassification adjustments, net of tax	$(1,976)	$(3,524)	$(4,087)	$(6,814)

Note 19 – Guarantees

At June 30, 2022, the Corporation recorded a liability of $0.2 million (December 31, 2021 - $0.2 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At June 30, 2022, the Corporation serviced $0.7 billion (December 31, 2021 - $0.7 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and six months ended June 30, 2022, the Corporation repurchased approximately $2 million and $5 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (June 30, 2021 - $7 million and $15 million, respectively). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At June 30, 2022, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $9 million (December 31, 2021 - $12 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and six months ended June 30, 2022 and 2021.
	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Balance as of beginning of period	$10,335	$20,244	$11,800	$22,484
Provision (benefit) for recourse liability	(395)	(1,568)	(349)	(751)
Net charge-offs	(845)	(3,014)	(2,356)	(6,071)
Balance as of end of period	$9,095	$15,662	$9,095	$15,662

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the six months ended June 30, 2022, the Corporation purchased $1 million under representation and warranty arrangements. There were no repurchases of loans under representation and warranty arrangements during the six months ended June 30, 2021. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale. At June 30, 2022, the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR amounted to $0.8 million (December 31, 2021 - $0.8 million).

Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2022, the Corporation serviced $11.6 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2021 - $12.1 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At June

30, 2022, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $46 million (December 31, 2021 - $54 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its 100% owned consolidated subsidiaries amounting to $94 million at June 30, 2022 and December 31, 2021. In addition, at June 30, 2022 and December 31, 2021, PIHC fully and unconditionally guaranteed on a subordinated basis $193 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 18 to the Consolidated Financial Statements in the 2021 Form 10-K for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:
(In thousands)	June 30, 2022	December 31, 2021
Commitments to extend credit:
Credit card lines	$5,727,176	$5,382,089
Commercial and construction lines of credit	3,982,769	3,830,601
Other consumer unused credit commitments	249,490	250,229
Commercial letters of credit	1,991	3,260
Standby letters of credit	31,437	27,848
Commitments to originate or fund mortgage loans	121,631	95,372

At June 30, 2022 and December 31, 2021, the Corporation maintained a reserve of approximately $6.9 million and $7.9 million, respectively, for potential losses associated with unfunded loan commitments related to commercial and construction lines of credit.

Other commitments

At June 30, 2022, and December 31, 2021, the Corporation also maintained other non-credit commitments for approximately $1.5 million and $1.0 million, respectively, primarily for the acquisition of other investments.

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

At June 30, 2022, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled $396 million, of which $353 million were outstanding ($367 million and $349 million at December 31, 2021). Of the amount outstanding, $326 million consists of loans and $27 million are securities ($319 million and $30 million at December 31, 2021). Substantially all of the amount outstanding at June 30, 2022 and December 31, 2021 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At June 30, 2022, 73% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities as of June 30, 2022:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 1 to 5 years	$15	$-	$15	$15
After 5 to 10 years	1	-	1	1
After 10 years	31	-	31	31
Total Central Government	47	-	47	47
Municipalities
Within 1 year	4,440	31,880	36,320	372,881
After 1 to 5 years	13,045	67,472	80,517	13,045
After 5 to 10 years	9,530	170,643	180,173	9,530
After 10 years	230	55,257	55,487	230
Total Municipalities	27,245	325,252	352,497	395,686
Total Direct Government Exposure	$27,292	$325,252	$352,544	$395,733

In addition, at June 30, 2022, the Corporation had $262 million in loans insured or securities issued by Puerto Rico governmental entities but for which the principal source of repayment is non-governmental ($275 million at December 31, 2021). These included $220 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2021 - $232 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had at June 30, 2022, $42 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default and upon the satisfaction of certain other conditions (December 31, 2021 - $43 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, a moratorium on such obligations has not been imposed as of the date hereof.

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

In addition, $1.5 billion of residential mortgages, $89 million of Small Business Administration (“SBA”) loans under the Paycheck Protection Program (“PPP”) and $69 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at June 30, 2022 (compared to $1.6 billion, $353 million and $67 million, respectively, at December 31, 2021). The Corporation also had U.S. Treasury and obligations from the U.S. Government, its agencies or government sponsored entities within the portfolio of available-for-sale securities as described in Note 5 to the Consolidated Financial Statements.

At June 30, 2022, the Corporation has operations in the United States Virgin Islands (the “USVI”) and has approximately $29 million in direct exposure to USVI government entities (December 31, 2021 - $70 million). The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

At June 30, 2022, the Corporation has operations in the British Virgin Islands (“BVI”), which has been negatively affected by the COVID-19 pandemic, particularly as a reduction in the tourism activity which accounts for a significant portion of its economy. Although the Corporation has no significant exposure to a single borrower in the BVI, it has a loan portfolio amounting to approximately $217 million comprised of various retail and commercial clients, compared to a loan portfolio of $221 million at December 31, 2021.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued) for current Legal Proceedings ranged from $0 to approximately $30.5 million as of June 30, 2022. In certain cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the Legal Proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current Legal Proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the Legal Proceedings, and the inherent uncertainty of the various potential outcomes of such Legal Proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

In May 2021, the Popular Defendants filed a motion for summary judgment with respect to plaintiffs’ unjust enrichment theory of liability, reserving the right to file an additional motion for summary judgment regarding damages should the court deny the Popular Defendant’s pending motion to exclude an economic expert recently designated by Plaintiffs. Also, in May 2021, Popular, Inc. and BPPR also filed a separate motion for summary judgment alleging that, even taking as true and correct Plaintiffs’ theory of liability, Popular, Inc. and BPPR are not liable to Plaintiffs since they do not receive and are legally prohibited from receiving insurance commissions. In September 2021, the Court held an oral hearing to discuss the pending motions for summary judgment. At such hearing, Plaintiffs notified they did not object the dismissal of the action with prejudice as to Popular, Inc. and BPPR, leaving Popular Insurance, LLC as the sole remaining defendant in the case.

In December 2021, Popular Insurance filed a petition of certiorari to the Puerto Rico Court of Appeals, seeking review from the denial of the motion for summary judgment, and on February 28, 2022, the Court of Appeals entered a judgment reversing the lower court’s decision, after concluding it was unable to review de novo the denial of the motion for summary judgment since such decision failed to comply with the summary judgment standard. The Court of Appeals remanded the case to the lower court with instructions to enter a summary judgment that identifies the material contested issues of facts that prevents the lower court from granting Popular’s summary judgment motion.

On May 9, 2022, the trial court issued an amended resolution denying for a second time Popular Insurance’s Motion for Summary Judgment. On June 14, 2022, Popular Insurance filed a petition of Certiorari to the Puerto Rico Court of Appeals, seeking review from the denial of the Motion for Summary Judgment. Plaintiffs filed their response brief on July 28, 2022. The petition of Certiorari is now fully briefed and pending resolution.

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

In March 2022, BPPR was also named as a defendant on a putative class action complaint captioned Orama-Caraballo v. Banco Popular, filed before the U.S. District Court for the District of Puerto Rico by the same Plaintiffs’ attorneys of the Soto-Melendez complaint. Similar to the claims set forth in the Soto-Melendez complaint, Plaintiffs allege breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment due to the bank’s purported practice of (a) assessing more than one NSF Fee on the same “item” and (b) charging both NSF Fees and OD Fees on the same “item” but included allegations with respect to “checks” in addition to ACH payments.

During a mediation hearing held on April 5, 2022, the parties in both the Soto Melendez and Orama-Caraballo complaints reached a settlement in principle on a class-wide basis subject to final court approval. On April 28, 2022, the parties filed before the Court a notice of settlement and a request to stay the proceedings in both cases while Plaintiffs submit a motion for the preliminary approval of the class action settlement. The parties expect to submit the settlement agreement for the Court's approval during August 2022.

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

In October 2021, the District Court, notwithstanding that BPPR’s Motion to Dismiss remains pending resolution, held an initial scheduling conference and, thereafter, issued a trial management order where it scheduled the deadline for all discovery for November 1, 2022, the deadline for the filing of a joint pre-trial brief for June 1, 2023, and the trial for June 20 to June 30, 2023. During a status hearing held on June 7, 2022, the District Court entered an amended scheduling order extending the discovery deadline to March 31, 2023 and granting plaintiffs until April 14, 2023 to file a motion for class certification.

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

On May 13, 2022, Plaintiff in the Lipsett complaint filed a new complaint captioned Lipsett v. Banco Popular North America d/b/a Popular Community Bank with the same allegations of his previous complaint against Popular. On June 10, 2022, after serving Plaintiff with a written notice of election to arbitrate the claims asserted in the complaint which went unanswered, Popular Bank filed a Pre-Motion Conference motion related to a new Motion to Compel Arbitration. The Court has yet to rule on the motion.

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

POPULAR SECURITIES

Puerto Rico Bonds and Closed-End Investment Funds

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and, as of June 30, 2022, was named as a respondent (among other broker-dealers) in 41 pending arbitration proceedings with initial claimed amounts of approximately $40.5 million in the aggregate. While Popular Securities believes it has meritorious defenses to the claims asserted in these proceedings, it has often determined that it is in its best interest to settle certain claims rather than expend the money and resources required to see such cases to completion. The Puerto Rico Government’s defaults and non-payment of its various debt obligations, as well as the Commonwealth’s and the Financial Oversight Management Board’s (the “Oversight Board”) decision to pursue restructurings under Title III and Title VI of PROMESA, have impacted the number of customer complaints (and claimed damages) filed against Popular Securities concerning Puerto Rico bonds and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the arbitration proceedings described above, or a significant increase in customer complaints, could have a material adverse effect on Popular.

On October 28, 2021, a panel in an arbitration proceeding with claimed damages arising from trading losses of approximately $30 million ordered Popular Securities to pay claimants approximately $6.9 million in compensatory damages and expenses. On November 4, 2021, the claimants in such arbitration proceeding filed a complaint captioned Trinidad García v. Popular, Inc. et. al. before the United States District Court for the District of Puerto Rico against Popular, Inc., BPPR and Popular Securities (the “Popular Defendants”) alleging, inter alia, that they sustained monetary losses as a result of the Popular Defendants’ anticompetitive, unfair, and predatory practices, including tying arrangements prohibited by the Bank Holding Company Act. Plaintiffs claim that the Popular Defendants caused them to enter a tying arrangement scheme whereby BPPR allegedly would extend secured credit lines to the Plaintiffs on the conditions that they transfer their portfolios to Popular Securities to be used as pledged collateral and obtain additional investment services and products solely from Popular Securities, not from any of its competitors. Plaintiffs also invoke federal court’s supplemental jurisdiction to allege several state law claims against the Popular Defendants, including contractual fault, fault in causing losses in value of the pledge collateral, breach of contract, request for specific compliance thereof, fault in pre-contractual negotiations, emotional distress, and punitive damages. On January 27, 2022, Plaintiffs filed an Amended Complaint, and the Popular Defendants were served with summons on that same date. Plaintiffs demand no less than $390 million in damages, plus an award for costs and attorney's fees. The Popular Defendants filed a Motion to Dismiss on March 21, 2022, which is yet to be fully briefed.

Cyber Incident Related Litigation

BPPR was named defendant in a putative class action complaint filed before the U.S. District Court for the District of Puerto Rico, captioned Rosa E. Rivera Marrero v. Banco Popular de Puerto Rico. Plaintiff contends BPPR failed to properly secure and safeguard the class members’ personally identifiable information (“PII”) which was purportedly exposed through a data breach experienced by a BPPR’s vendor in June 2021. Such data breach, which as alleged involved BPPR’s files, occurred via the exploitation of an alleged vulnerability in Accellion FTA, a legacy software product developed by Accellion, Inc used by BPPR’s vendor. Plaintiff further alleges that, during the data breach, an unauthorized actor removed one or more documents that contained PII of the plaintiff and purported class members. Plaintiff demands injunctive relief requesting, among other things, BPPR to protect all data collected through the course of its business in accordance with all applicable regulations, industry standards and federal, state or local laws, as well as an award for damages, attorneys’ fees, costs and litigation expenses. BPPR was served with process on May 27, 2022 and, on August 1, 2022, filed a Motion to Dismiss, which is yet to be fully briefed.

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

After the publication of the Final Report, the Oversight Board created a special claims committee (“SCC”) and, before the end of the applicable two-year statute of limitations for the filing of such claims pursuant to the U.S. Bankruptcy Code, the SCC, along with the Commonwealth’s Unsecured Creditors’ Committee (“UCC”), filed various avoidance, fraudulent transfer and other claims against third parties, including government vendors and financial institutions and other professionals involved in bond issuances then being challenged as invalid by the SCC and the UCC. The Popular Companies, the SCC and the UCC entered into a tolling agreement with respect to potential claims the SCC and the UCC, on behalf of the Commonwealth or other Title III debtors, may assert against the Popular Companies for the avoidance and recovery of payments and/or transfers made to the Popular Companies or as a result of any role of the Popular Companies in the offering of the aforementioned challenged bond issuances. On January 12, 2022, the SCC, the UCC and the Popular Companies executed a settlement agreement as to potential claims related to the avoidance and recovery of payments and/or transfers made to the Popular Companies. Potential claims being pursued by the SCC and the UCC, including claims tolled under existing tolling agreements, were transferred to a newly-created Puerto Rico Avoidance Action Trust as part of the approval of the Commonwealth of Puerto Rico’s Plan of Adjustment. The tolling agreement as to potential claims that may be asserted against the Popular Companies by the Puerto Rico Avoidance Action Trust as a result of any role of the Popular Companies in the offering of certain challenged bond issuances remains in effect.

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

Also, the Corporation is involved with various special purpose entities mainly in guaranteed mortgage securitization transactions, including GNMA and FNMA. The Corporation has also engaged in securitization transactions with FHLMC, but considers its exposure in the form of servicing fees and servicing advances not to be significant at June 30, 2022. These special purpose entities are deemed to be VIEs since they lack equity investments at risk. The Corporation’s continuing involvement in these guaranteed loan securitizations includes owning certain beneficial interests in the form of securities as well as the servicing rights retained. The Corporation is not required to provide additional financial support to any of the variable interest entities to which it has transferred the financial assets. The mortgage-backed securities, to the extent retained, are classified in the Corporation’s Consolidated Statements of Financial Condition as available-for-sale or trading securities. The Corporation concluded that, essentially, these entities (FNMA and GNMA) control the design of their respective VIEs, dictate the quality and nature of the collateral, require the underlying insurance, set the servicing standards via the servicing guides and can change them at will, and can remove a primary servicer with cause, and without cause in the case of FNMA. Moreover, through their guarantee obligations, agencies (FNMA and GNMA) have the obligation to absorb losses that could be potentially significant to the VIE.

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities and agency collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 23 to the Consolidated Financial Statements for additional information on the debt securities outstanding at June 30, 2022 and December 31, 2021, which are classified as available-for-sale and trading securities in the Corporation’s Consolidated Statements of Financial Condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at June 30, 2022 and December 31, 2021.

(In thousands)	June 30, 2022	December 31, 2021
Assets
Servicing assets:
Mortgage servicing rights	$101,094	$94,464
Total servicing assets	$101,094	$94,464
Other assets:
Servicing advances	$6,922	$7,968
Total other assets	$6,922	$7,968
Total assets	$108,016	$102,432
Maximum exposure to loss	$108,016	$102,432

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $8.1 billion at June 30, 2022 (December 31, 2021 - $8.3 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at June 30, 2022 and December 31, 2021, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at June 30, 2022.

Note 22 – Related party transactions

The Corporation considers its equity method investees as related parties. The following provides information on transactions with equity method investees considered related parties.

EVERTEC

The Corporation has an investment in Evertec, Inc. (“Evertec”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by Evertec. As of June 30, 2022, the Corporation held 11,654,803 shares of Evertec, representing an ownership stake of 16.3%. As of June 30, 2022, the Corporation had significant influence over Evertec. Accordingly, as of June 30, 2022, the investment in Evertec was accounted for under the equity method and evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

As discussed in Note 33, Subsequent Events, on July 1, 2022, the Corporation’s wholly owned subsidiary, Banco Popular de Puerto Rico (“BPPR”), completed its previously announced acquisition of certain assets from Evertec Group, LLC (“Evertec Group”), a wholly owned subsidiary of Evertec, Inc. (“Evertec”) (NYSE: EVTC), to service certain BPPR channels.

As a result of the closing of the transaction, BPPR acquired from Evertec Group certain critical channels, including BPPR’s retail and business digital banking and commercial cash management applications. BPPR also entered into amended and restated service agreements with Evertec Group pursuant to which Evertec Group will continue to provide various information technology and transaction processing services to Popular, BPPR and their respective subsidiaries.

Under the amended service agreements, the Evertec Group will no longer have exclusive rights to provide certain of Popular’s technology services. The amended service agreements includes discounted pricing and lowered caps on contractual pricing escalators tied to the Consumer Price Index. As part of the transaction, BPPR and Evertec entered into a revenue sharing structure for BPPR in connection with its merchant acquiring relationship with Evertec.

As consideration for the transaction, BPPR delivered to Evertec Group 4,589,169 shares of Evertec common stock valued at closing at $169 million (based on Evertec’s stock price on June 30, 2022 of $36.88), resulting in an after-tax gain of approximately $112 million.

As a result of the transfer of the shares used as consideration for the transaction, Popular’s ownership stake in Evertec was reduced from approximately 16.3% to approximately 10.6% at the closing of the transaction. In connection with the transaction, Popular has agreed to further reduce its voting interest in Evertec to no more than 4.5%, whether through selling shares of Evertec common stock or a conversion of such shares into non-voting preferred stock within 90 days of the closing of the transaction. Popular expects to sell down its stake in Evertec to no more than 4.5%, subject to market conditions, and intends to return to Popular shareholders, via common stock repurchases, any after-tax gains resulting from such sale, subject to the receipt of regulatory approvals.

The Corporation recorded $1.2 million in dividends distributions during the six months ended June 30, 2022 from its investments in Evertec (June 30, 2021 - $1.2 million). The Corporation’s equity in Evertec is presented in the table which follows and is included as part of “other assets” in the Consolidated Statements of Financial Condition.

(In thousands)	June 30, 2022	December 31, 2021
Equity investment in Evertec	$125,330	$110,299

The Corporation had the following financial condition balances outstanding with Evertec at June 30, 2022 and December 31, 2021. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	June 30, 2022	December 31, 2021
Accounts receivable (Other assets)	$2,800	$5,668
Deposits	(106,200)	(150,737)
Accounts payable (Other liabilities)	(1,252)	(3,431)
Net total	$(104,652)	$(148,500)

The Corporation’s proportionate share of income or loss from Evertec is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of Evertec’s income (loss) and changes in stockholders’ equity for the quarters and six months ended June 30, 2022 and 2021.

	Quarter ended	Six Months ended
(In thousands)	June 30, 2022	June 30, 2022
Share of income from the investment in Evertec	$5,480	$11,827
Share of other changes in Evertec's stockholders' equity	1,410	3,168
Share of Evertec's changes in equity recognized in income	$6,890	$14,995

	Quarter ended	Six Months ended
(In thousands)	June 30, 2021	June 30, 2021
Share of income from the investment in Evertec	$7,967	$13,716
Share of other changes in Evertec's stockholders' equity	237	400
Share of Evertec's changes in equity recognized in income	$8,204	$14,116

The following tables present the transactions and service payments between the Corporation and Evertec (as an affiliate) and their impact on the results of operations for the quarters and six months ended June 30, 2022 and 2021. Items that represent expenses to the Corporation are presented with parenthesis.

	Quarter ended	Six Months ended
(In thousands)	June 30, 2022	June 30, 2022	Category
Interest expense on deposits	$(135)	$(267)	Interest expense
ATH and credit cards interchange income from services to Evertec	7,272	13,955	Other service fees
Rental income charged to Evertec	1,577	3,258	Net occupancy
Processing fees on services provided by Evertec	(66,459)	(128,681)	Professional fees
Other services provided to Evertec	202	420	Other operating expenses
Total	$(57,543)	$(111,315)

	Quarter ended	Six Months ended
(In thousands)	June 30, 2021	June 30, 2021	Category
Interest expense on deposits	$(75)	$(164)	Interest expense
ATH and credit cards interchange income from services to Evertec	6,976	13,429	Other service fees
Rental income charged to Evertec	1,396	2,943	Net occupancy
Processing fees on services provided by Evertec	(60,740)	(120,881)	Professional fees
Other services provided to Evertec	219	340	Other operating expenses
Total	$(52,224)	$(104,333)

Centro Financiero BHD León

At June 30, 2022, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the six months ended June 30, 2022, the Corporation recorded $14.5 million in earnings from its investment in BHD León (June 30, 2021 - $12.6 million), which had a carrying amount of $184.8 million at June 30, 2022 (December 31, 2021 - $180.3 million). The Corporation received $ 16.0 million in dividends distributions during the six months ended June 30, 2022 from its investment in BHD León (June 30, 2021 - $4.3 million).

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

For the six months ended June 30, 2022 administrative fees charged to these investment companies amounted to $1.3 million (June 30, 2021 - $2.3 million) and waived fees amounted to $0.5 million (June 30, 2021 - $0.8 million), for a net fee of $0.8 million (June 30, 2021 - $1.5 million).

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021:

At June 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Measured at NAV	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$2,019,437	$16,821,045	$-	$-	$18,840,482
Obligations of U.S. Government sponsored entities	-	70	-	-	70
Collateralized mortgage obligations - federal agencies	-	172,784	-	-	172,784
Mortgage-backed securities	-	7,251,541	779	-	7,252,320
Other	-	95	500	-	595
Total debt securities available-for-sale	$2,019,437	$24,245,535	$1,279	$-	$26,266,251
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$16,873	$-	$-	$-	$16,873
Obligations of Puerto Rico, States and political subdivisions	-	73	-	-	73
Collateralized mortgage obligations	-	51	152	-	203
Mortgage-backed securities	-	14,904	-	-	14,904
Other	-	-	264	-	264
Total trading account debt securities, excluding derivatives	$16,873	$15,028	$416	$-	$32,317
Equity securities	$-	$28,214	$-	$215	$28,429
Mortgage servicing rights	-	-	129,877	-	129,877
Derivatives	-	17,218	-	-	17,218
Total assets measured at fair value on a recurring basis	$2,036,310	$24,305,995	$131,572	$215	$26,474,092
Liabilities
Derivatives	$-	$(16,173)	$-	$-	$(16,173)
Contingent consideration	-	-	(9,241)	-	(9,241)
Total liabilities measured at fair value on a recurring basis	$-	$(16,173)	$(9,241)	$-	$(25,414)

At December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Measured at NAV	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$-	$15,859,030	$-	$-	$15,859,030
Obligations of U.S. Government sponsored entities	-	70	-	-	70
Collateralized mortgage obligations - federal agencies	-	221,265	-	-	221,265
Mortgage-backed securities	-	8,886,950	826	-	8,887,776
Other	-	128	-	-	128
Total debt securities available-for-sale	$-	$24,967,443	$826	$-	$24,968,269
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$6,530	$-	$-	$-	$6,530
Obligations of Puerto Rico, States and political subdivisions	-	85	-	-	85
Collateralized mortgage obligations	-	59	198	-	257
Mortgage-backed securities	-	22,559	-	-	22,559
Other	-	-	280	-	280
Total trading account debt securities, excluding derivatives	$6,530	$22,703	$478	$-	$29,711
Equity securities	$-	$32,429	$-	$77	$32,506
Mortgage servicing rights	-	-	121,570	-	121,570
Derivatives	-	26,093	-	-	26,093
Total assets measured at fair value on a recurring basis	$6,530	$25,048,668	$122,874	$77	$25,178,149
Liabilities
Derivatives	$-	$(22,878)	$-	$-	$(22,878)
Contingent consideration	-	-	(9,241)	-	(9,241)
Total liabilities measured at fair value on a recurring basis	$-	$(22,878)	$(9,241)	$-	$(32,119)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the quarters and six months ended June 30, 2022 and 2021 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Six months ended June 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$6,694	$6,694	$(1,183)
Other real estate owned[2]	-	-	2,161	2,161	(769)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$8,855	$8,855	$(1,952)

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

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six months ended June 30, 2022 and 2021.

Quarter ended June 30, 2022
	MBS	Other	CMOs	Other
	classified	securities	classified	securities
	as debt	classified as	as trading	classified
	securities	debt securities	account	as trading	Mortgage
	available-	available-	debt	account debt	servicing	Total	Contingent	Total
(In thousands)	for-sale	for-sale	securities	securities	rights	assets	consideration	liabilities
Balance at March 31, 2022	$793	$-	$174	$267	$125,358	$126,592	$9,241	$9,241
Gains (losses) included in earnings	-	-	-	(3)	2,258	2,255	-	-
Gains (losses) included in OCI	11	-	-	-	-	11	-	-
Additions	-	500	-	-	2,261	2,761	-	-
Settlements	(25)	-	(22)	-	-	(47)	-	-
Balance at June 30, 2022	$779	$500	$152	$264	$129,877	$131,572	$9,241	$9,241
Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2022	$-	$-	$(1)	$2	$5,318	$5,319	$-	$-

Six months ended June 30, 2022
	MBS	Other		Other
	classified	securities	CMOs	securities
	as investment	classified as	classified	classified
	securities	debt securities	as trading	as trading	Mortgage
	available-	available-	account	account	servicing	Total	Contingent	Total
(In thousands)	for-sale	for-sale	securities	securities	rights	assets	consideration	liabilities
Balance at January 1, 2022	$826	$-	$198	$280	$121,570	$122,874	$9,241	$9,241
Gains (losses) included in earnings	-	-	(1)	(16)	3,275	3,258	-	-
Gains (losses) included in OCI	3	-	-	-	-	3	-	-
Additions	-	500	2	-	5,032	5,534	-	-
Settlements	(50)	-	(47)	-	-	(97)	-	-
Balance at June 30, 2022	$779	$500	$152	$264	$129,877	$131,572	$9,241	$9,241
Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2022	$-	$-	$(1)	$7	$9,571	$9,577	$-	$-

Quarter ended June 30, 2021
	MBS		Other
	classified	CMOs	securities
	as investment	classified	classified
	securities	as trading	as trading	Mortgage
	available-	account	account	servicing	Total
(In thousands)	for-sale	securities	securities	rights	assets
Balance at March 31, 2021	$934	$251	$372	$122,543	$124,100
Gains (losses) included in earnings	-	-	(11)	(6,249)	(6,260)
Gains (losses) included in OCI	4	-	-	-	4
Additions	-	23	-	3,173	3,196
Settlements	-	(24)	-	-	(24)
Balance at June 30, 2021	$938	$250	$361	$119,467	$121,016
Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2021	$-	$-	$5	$(2,036)	$(2,031)

Six months ended June 30, 2021
	MBS		Other
	classified	CMOs	securities
	as investment	classified	classified
	securities	as trading	as trading	Mortgage
	available-	account	account	servicing	Total
(In thousands)	for-sale	securities	securities	rights	assets
Balance at January 1, 2021	$1,014	$278	$381	$118,395	$120,068
Gains (losses) included in earnings	-	-	(20)	(5,737)	(5,757)
Gains (losses) included in OCI	(1)	-	-	-	(1)
Additions	-	24	-	6,809	6,833
Settlements	(75)	(52)	-	-	(127)
Balance at June 30, 2021	$938	$250	$361	$119,467	$121,016
Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2021	$-	$-	$9	$3,126	$3,135

Gains and losses (realized and unrealized) included in earnings for the quarters and six months ended June 30, 2022 and 2021 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended June 30, 2022		Six months ended June 30, 2022
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
Mortgage banking activities	$2,258	$5,318	$3,275	$9,571
Trading account profit (loss)	(3)	1	(17)	6
Total	$2,255	$5,319	$3,258	$9,577

	Quarter ended June 30, 2021		Six months ended June 30, 2021
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
Mortgage banking activities	$(6,249)	$(2,036)	$(5,737)	$3,126
Trading account profit (loss)	(11)	5	(20)	9
Total	$(6,260)	$(2,031)	$(5,757)	$3,135

The following tables include quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources at June 30, 2022 and 2021.

	Fair value at
	June 30,
(In thousands)	2022		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$152		Discounted cash flow model	Weighted average life	0.6 years (0.3 - 0.8 years)
				Yield	4.2% (4.2% - 4.8%)
				Prepayment speed	12.5% (12.0% - 16.3%)
Other - trading	$264		Discounted cash flow model	Weighted average life	2.9 years
				Yield	12.0%
				Prepayment speed	10.8%
Contingent consideration	$(9,241)		Probability weighted
			discounted cash flows	Discount rate	2.52%
Loans held-in-portfolio	$3,779	[2]	External appraisal	Haircut applied on
				external appraisals	12.6%
Other real estate owned	$76	[3]	External appraisal	Haircut applied on
				external appraisals	5.0%
[1]	Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

	Fair value at
	June 30,
(In thousands)	2021		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$250		Discounted cash flow model	Weighted average life	1.0 years (0.3 - 1.2 years)
				Yield	3.6% (3.6% - 4.1%)
				Prepayment speed	13.1% (10.2% - 18.1%)
Other - trading	$361		Discounted cash flow model	Weighted average life	3.6 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$119,467		Discounted cash flow model	Prepayment speed	6.0% (0.3% - 33.1)%)
				Weighted average life	6.2 years (0.1 - 13.1 years)
				Discount rate	11.1% (9.5% - 14.7%)
Loans held-in-portfolio	$18,565	[2]	External appraisal	Haircut applied on
				external appraisals	11.1% (10.0% - 30.5%)
Other real estate owned	$6,672	[3]	External appraisal	Haircut applied on
				external appraisals	20.3% (5.0% - 35.0%)
[1]	Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

The fair values reflected herein have been determined based on the prevailing rate environment at June 30, 2022 and December 31, 2021, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	June 30, 2022
	Carrying				Measured
(In thousands)	amount	Level 1	Level 2	Level 3	at NAV	Fair value
Financial Assets:
Cash and due from banks	$528,590	$528,590	$-	$-	$-	$528,590
Money market investments	9,687,356	9,680,569	6,787	-	-	9,687,356
Trading account debt securities, excluding derivatives[1]	32,317	16,873	15,028	416	-	32,317
Debt securities available-for-sale[1]	26,266,251	2,019,437	24,245,535	1,279	-	26,266,251
Debt securities held-to-maturity:
U.S. Treasury securities	$1,588,746	$-	$1,577,586	$-	$-	$1,577,586
Obligations of Puerto Rico, States and political subdivisions	61,790	-	-	65,991	-	65,991
Collateralized mortgage obligation-federal agency	24	-	-	24	-	24
Securities in wholly owned statutory business trusts	5,960	-	5,960	-	-	5,960
Total debt securities held-to-maturity	$1,656,520	$-	$1,583,546	$66,015	$-	$1,649,561
Equity securities:
FHLB stock	$49,595	$-	$49,595	$-	$-	$49,595
FRB stock	94,691	-	94,691	-	-	94,691
Other investments	31,584	-	28,214	3,982	215	32,411
Total equity securities	$175,870	$-	$172,500	$3,982	$215	$176,697
Loans held-for-sale	$28,546	$-	$-	$29,008	$-	$29,008
Loans held-in-portfolio	29,689,186	-	-	28,385,203	-	28,385,203
Mortgage servicing rights	129,877	-	-	129,877	-	129,877
Derivatives	17,218	-	17,218	-	-	17,218
	June 30, 2022
	Carrying				Measured
(In thousands)	amount	Level 1	Level 2	Level 3	at NAV	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$58,232,142	$-	$58,232,142	$-	$-	$58,232,142
Time deposits	7,095,522	-	6,813,156	-	-	6,813,156
Total deposits	$65,327,664	$-	$65,045,298	$-	$-	$65,045,298
Assets sold under agreements to repurchase	$70,925	$-	$70,991	$-	$-	$70,991
Notes payable:
FHLB advances	$391,429	$-	$371,908	$-	$-	$371,908
Unsecured senior debt securities	298,475	-	305,052	-	-	305,052
Junior subordinated deferrable interest debentures (related to trust preferred securities)	198,306	-	197,151	-	-	197,151
Total notes payable	$888,210	$-	$874,111	$-	$-	$874,111
Derivatives	$16,173	$-	$16,173	$-	$-	$16,173
Contingent consideration	$9,241	$-	$-	$9,241	$-	$9,241
[1]	Refer to Note 23 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.

	December 31, 2021
	Carrying				Measured
(In thousands)	amount	Level 1	Level 2	Level 3	at NAV	Fair value
Financial Assets:
Cash and due from banks	$428,433	$428,433	$-	$-	$-	$428,433
Money market investments	17,536,719	17,530,640	6,079	-	-	17,536,719
Trading account debt securities, excluding derivatives[1]	29,711	6,530	22,703	478	-	29,711
Debt securities available-for-sale[1]	24,968,269	-	24,967,443	826	-	24,968,269
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$65,380	$-	$-	$77,383	$-	$77,383
Collateralized mortgage obligation-federal agency	25	-	-	25	-	25
Securities in wholly owned statutory business trusts	5,960	-	5,960	-	-	5,960
Total debt securities held-to-maturity	$71,365	$-	$5,960	$77,408	$-	$83,368
Equity securities:
FHLB stock	$59,918	$-	$59,918	$-	$-	$59,918
FRB stock	96,217	-	96,217	-	-	96,217
Other investments	33,842	-	32,429	3,704	77	36,210
Total equity securities	$189,977	$-	$188,564	$3,704	$77	$192,345
Loans held-for-sale	$59,168	$-	$-	$59,885	$-	$59,885
Loans held-in-portfolio	28,545,191	-	-	27,489,583	-	27,489,583
Mortgage servicing rights	121,570	-	-	121,570	-	121,570
Derivatives	26,093	-	26,093	-	-	26,093
	December 31, 2021
	Carrying				Measured
(In thousands)	amount	Level 1	Level 2	Level 3	at NAV	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$60,292,939	$-	$60,292,939	$-	$-	$60,292,939
Time deposits	6,712,149	-	6,647,301	-	-	6,647,301
Total deposits	$67,005,088	$-	$66,940,240	$-	$-	$66,940,240
Assets sold under agreements to repurchase	$91,603	$-	$91,602	$-	$-	$91,602
Other short-term borrowings[2]	$75,000	$-	$75,000	$-	$-	$75,000
Notes payable:
FHLB advances	$492,429	$-	$496,091	$-	$-	$496,091
Unsecured senior debt securities	297,842	-	319,296	-	-	319,296
Junior subordinated deferrable interest debentures (related to trust preferred securities)	198,292	-	201,879	-	-	201,879
Total notes payable	$988,563	$-	$1,017,266	$-	$-	$1,017,266
Derivatives	$22,878	$-	$22,878	$-	$-	$22,878
Contingent consideration	$9,241	$-	$-	$9,241	$-	$9,241
[1]	Refer to Note 23 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 15 to the Consolidated Financial Statements for the composition of other short-term borrowings.

The notional amount of commitments to extend credit at June 30, 2022 and December 31, 2021 is $10 billion and $9.5 billion, respectively, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at June 30, 2022 and December 31, 2021 is $33 million and $31 million respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 25 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and six months ended June 30, 2022 and 2021:

	Quarters ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2022	2021	2022	2021
Net income	$211,421	$218,079	$423,107	$480,711
Preferred stock dividends	(353)	(353)	(706)	(706)
Net income applicable to common stock	$211,068	$217,726	$422,401	$480,005
Average common shares outstanding	76,171,784	81,609,435	77,301,469	82,748,275
Average potential dilutive common shares	115,099	163,354	124,805	140,103
Average common shares outstanding - assuming dilution	76,286,883	81,772,789	77,426,274	82,888,378
Basic EPS	$2.77	$2.67	$5.46	$5.80
Diluted EPS	$2.77	$2.66	$5.46	$5.79

As disclosed in Note 17 to the Consolidated Financial Statements, during the six-month period ended June 30, 2022, the Corporation entered into a $400 million accelerated share repurchase transaction (“ASR”) and, in connection therewith, received an initial delivery of 3,483,942 shares of common stock. The initial share delivery was accounted for as a treasury stock transaction. As part of this transaction, the Corporation entered into a forward contract, which remained outstanding as of June 30, 2022, for which the Corporation expected to receive additional shares upon the termination of the ASR agreement. The dilutive EPS computation excludes 1,564,406 shares that at June 30, 2022 were estimated to be received under the ASR since the effect would be antidilutive. As discussed in Note 17 to the Consolidated Financial Statements, on July 12, 2022, the Corporation completed the ASR and received an additional 1,582,922 shares of common stock, upon the settlement of the ASR agreement.

For the quarters and six months ended June 30, 2022 and 2021, the Corporation calculated the impact of potential dilutive common shares under the treasury stock method, consistent with the method used for the preparation of the financial statements for the year ended December 31, 2021. For a discussion of the calculation under the treasury stock method, refer to Note 31 of the Consolidated Financial Statements included in the 2021 Form 10-K.

Note 26 – Revenue from contracts with customers

The following table presents the Corporation’s revenue streams from contracts with customers by reportable segment for the quarters and six months ended June 30, 2022 and 2021.

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2022		2022
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$38,993	$2,816	$76,978	$5,544
Other service fees:
Debit card fees	12,660	222	24,222	439
Insurance fees, excluding reinsurance	9,982	1,374	20,020	2,696
Credit card fees, excluding late fees and membership fees	34,785	311	65,007	635
Sale and administration of investment products	6,017	-	11,808	-
Trust fees	6,358	-	12,507	-
Total revenue from contracts with customers [1]	$108,795	$4,723	$210,542	$9,314
[1]	The amounts include intersegment transactions of $3.5 million and $5 million, respectively, for the quarter and six months ended June 30, 2022.

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2021		2021
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$37,377	$2,776	$74,236	$5,537
Other service fees:
Debit card fees	12,213	245	23,555	480
Insurance fees, excluding reinsurance	9,835	820	18,073	1,429
Credit card fees, excluding late fees and membership fees	29,717	266	55,127	514
Sale and administration of investment products	5,970	-	11,510	-
Trust fees	6,289	-	12,304	-
Total revenue from contracts with customers [1]	$101,401	$4,107	$194,805	$7,960
[1]	The amounts include intersegment transactions of $2 million and $2.3 million, respectively, for the quarter and six months ended June 30, 2021.

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

Note 27 – Leases

The Corporation enters in the ordinary course of business into operating and finance leases for land, buildings and equipment. These contracts generally do not include purchase options or residual value guarantees. The remaining lease terms of 0.2 to 31.5 years considers options to extend the leases for up to 20.0 years. The Corporation identifies leases when it has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

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

The following table presents the undiscounted cash flows of operating and finance leases for each of the following periods:

June 30, 2022
(In thousands)	Remaining 2022	2023	2024	2025	2026	Later Years	Total Lease Payments	Less: Imputed Interest	Total
Operating Leases	$14,676	$27,985	$26,571	$23,644	$15,171	$47,965	$156,012	$(17,795)	$138,217
Finance Leases	2,079	4,225	4,323	4,434	4,084	9,995	29,140	(3,677)	25,463

The following table presents the lease cost recognized by the Corporation in the Consolidated Statements of Operations as follows:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Finance lease cost:
Amortization of ROU assets	$686	$475	$1,445	$1,056
Interest on lease liabilities	279	265	587	538
Operating lease cost	7,660	7,150	15,287	14,205
Short-term lease cost	113	88	168	175
Variable lease cost	30	20	53	50
Sublease income	(10)	(19)	(19)	(38)
Total lease cost[1]	$8,758	$7,979	$17,521	$15,986
[1]	Total lease cost is recognized as part of net occupancy expense, except for the net gain recognized from sale and leaseback transactions which was included as part of other operating income.

The following table presents supplemental cash flow information and other related information related to operating and finance leases.

	Six months ended June 30,
(Dollars in thousands)	2022		2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases[1]	$15,005		$22,542
Operating cash flows from finance leases	587		538
Financing cash flows from finance leases[1]	1,592		1,692
ROU assets obtained in exchange for new lease obligations:
Operating leases	$1,806		$2,801
Finance leases	556		-
Weighted-average remaining lease term:
Operating leases	7.5	years	8.1	years
Finance leases	8.5	years	8.7	years
Weighted-average discount rate:
Operating leases	2.8%		3.0%
Finance leases	4.3%		5.1%
[1]

During the quarter ended March 31, 2021, the Corporation made base lease termination payments amounting to $7.8 million in connection with the closure of nine branches as a result of the strategic realignment of PB’s New York Metro branch network.

As of June 30, 2022, the Corporation has additional operating and finance leases contracts that have not yet commenced with an undiscounted contract amount of $17.1 million and $2.2 million, respectively, which will have lease terms ranging from 10 to 20 years.

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

The components of net periodic cost for the Pension Plans and the OPEB Plan for the periods presented were as follows:

	Pension Plans		OPEB Plan
	Quarters ended June 30,		Quarters ended June 30,
(In thousands)	2022	2021	2022	2021
Personnel Cost:
Service cost	$-	$-	$121	$160
Other operating expenses:
Interest cost	4,800	3,998	983	893
Expected return on plan assets	(8,847)	(9,670)	-	-
Amortization of prior service cost/(credit)	-	-	-	-
Amortization of net loss	3,911	4,720	-	469
Total net periodic pension cost	$(136)	$(952)	$1,104	$1,522

	Pension Plans		OPEB Plan
	Six months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Personnel Cost:
Service cost	$-	$-	$242	$320
Other operating expenses:
Interest cost	9,600	7,996	1,966	1,785
Expected return on plan assets	(17,694)	(19,341)	-	-
Amortization prior service cost/(credit)	-	-	-	-
Amortization of net loss	7,822	9,440	-	939
Total net periodic pension cost	$(272)	$(1,905)	$2,208	$3,044

The Corporation paid the following contributions to the plans for the six months ended June 30, 2022 and expects to pay the following contributions for the year ending December 31, 2022.

	For the six months ended	For the year ending
(In thousands)	June 30, 2022	December 31, 2022
Pension Plans	$114	$227
OPEB Plan	$3,305	$5,971

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

The restricted stock granted under the Incentive Plan to employees becomes vested based on the employees’ continued service with Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock granted prior to 2021 was determined based on a two-prong vesting schedule. The first part is vested ratably over five or four years commencing at the date of grant (“the graduated vesting portion”) and the second part is vested at termination of employment after attainment of 55 years of age and 10 years of service or 60 years of age and 5 years of service (“the retirement vesting portion”). The graduated vesting portion is accelerated at termination of employment after attaining 55 years of age and 10 years of service or 60 years of age and 5 years of service. Restricted stock granted on or after 2021 will vest ratably in equal annual installments over a period of 4 years or 3 years, depending on the classification of the employee The vesting schedule is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service.

The performance share awards granted under the Incentive Plan consist of the opportunity to receive shares of Popular, Inc.’s common stock provided that the Corporation achieves certain goals during a three-year performance cycle. The goals will be based on two metrics weighted equally: the Relative Total Shareholder Return (“TSR”) and, depending on the date of the grant, the Absolute Return on Average Assets (“ROA”) goal or the Absolute Return on Average Tangible common Equity (“ROATCE”) goal. The TSR metric is considered to be a market condition under ASC 718. For equity settled awards based on a market condition, the fair value is determined as of the grant date and is not subsequently revised based on actual performance. The ROA and ROATCE metrics are considered to be a performance condition under ASC 718. The fair value is determined based on the probability of achieving the ROA or ROATCE goal as of each reporting period. The TSR and ROA or ROATCE metrics are equally weighted and work independently. The number of shares that will ultimately vest ranges from 50% to a 150% of target based on both market (TSR) and performance (ROA and ROATCE) conditions. The performance shares vest at the end of the three-year performance cycle. If a participant terminates employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service, the performance shares shall continue outstanding and vest at the end of the performance cycle.

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2020	358,512	$41.23
Granted	191,479	69.38
Performance Shares Quantity Adjustment	54,306	54.21
Vested	(273,974)	55.11
Forfeited	(8,440)	43.48
Non-vested at December 31, 2021	321,883	$47.98
Granted	192,903	84.34
Performance Shares Quantity Adjustment	9,255	55.51
Vested	(234,158)	67.23
Forfeited	(295)	76.85
Non-vested at June 30, 2022	289,588	$56.89

During the quarter ended June 30, 2022, 83,462 shares of restricted stock (June 30, 2021 – 66,866) were awarded to management under the Incentive Plan. During the quarters ended June 30, 2022 and 2021, no performance shares were awarded to management under the Incentive Plan. For the six months ended June 30, 2022, 136,046 shares of restricted stock (June 30, 2021 – 120,105) and 56,857 performance shares (June 30, 2021 - 71,374) were awarded to management under the Incentive Plan.

During the quarter ended June 30, 2022, the Corporation recognized $2.9 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.7 million (June 30, 2021 - $2.3 million, with a tax benefit of $0.5 million). For the six months ended June 30, 2022, the Corporation recognized $7.5 million of restricted stock expense related to management incentive awards, with a tax benefit of $1.2 million (June 30, 2021 - $6.2 million, with a tax benefit of $1.1 million). For the six months ended June 30, 2022, the fair market value of the restricted stock and performance shares vested was $6.9 million at grant date and $10.5 million at vesting date. This differential triggers a windfall of $3.1 million that was recorded as a reduction on income tax expense. During the quarter ended June 30, 2022 the Corporation recognized $0.3 million of performance shares expense, with a tax benefit of $12 thousand (June 30, 2021 - $0.3 million, with a tax benefit of $12 thousand). For the six months ended June 30, 2022, the Corporation recognized $4.0 million of performance shares expense, with a tax benefit of $0.3 million (June 30, 2021 - $4.6 million, with a tax benefit of $0.5 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at June 30, 2022 was $13.1 million and is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:
(Not in thousands)	Restricted Stock units	Weighted-Average Grant Date Fair Value per Unit
Non-vested at December 31, 2020	$-	$-
Granted	20,638	78.20
Vested	(20,638)	78.20
Forfeited	-	-
Non-vested at December 31, 2021	$-	$-
Granted	23,552	77.59
Vested	(23,552)	77.59
Forfeited	-	-
Non-vested at June 30, 2022	$-	$-

The equity awards granted to members of the Board of Directors of Popular, Inc. (the “Directors”) will vest and become non-forfeitable on the grant date of such award. Effective in May 2019, all equity awards granted to the Directors may be paid in either restricted stock or RSUs at each Directors election. If RSUs are elected, the Directors may defer the delivery of the shares of common stock underlying the RSUs award until their retirement. To the extent that cash dividends are paid on the Corporation’s outstanding common stock, the Directors will receive an additional number of RSUs that reflect a reinvested dividend equivalent.

For 2022, 2021 and 2020, all Directors elected RSUs. During the quarter ended June 30, 2022, 23,022 RSUs were granted to the Directors (June 30, 2021 - 19,010) and the Corporation recognized expense related to these RSUs of $1.8 million with a tax benefit of $0.3 million (June 30, 2021 - $1.8 million with a tax benefit of $0.3 million). For the six months ended June 30, 2022, the Corporation granted 23,552 RSUs to the Directors (June 30, 2021 - 19,534) and the Corporation recognized $1.8 million of expense related to these RSUs, with a tax benefit of $0.3 million, (June 30, 2021 - $1.8 million, with a tax benefit of $0.3 million). The fair value at vesting date of the RSU vested during the six months ended June 30, 2022 for the Directors was $1.8 million.

Note 30 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	June 30, 2022		June 30, 2021
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$103,362	38%	$109,189	38%
Net benefit of tax exempt interest income	(41,336)	(15)	(36,840)	(13)
Deferred tax asset valuation allowance	2,047	-	5,832	2
Difference in tax rates due to multiple jurisdictions	(6,817)	(3)	(4,881)	(2)
Effect of income subject to preferential tax rate	(3,097)	(1)	(1,405)	(1)
Adjustment due to estimate on the annual effective rate	6,939	3	(405)	-
State and local taxes	3,566	1	2,530	1
Others	(452)	-	(927)	-
Income tax expense	$64,212	23%	$73,093	25%

	Six months ended
	June 30, 2022		June 30, 2021
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$201,674	38%	$236,488	38%
Net benefit of tax exempt interest income	(77,825)	(15)	(71,003)	(11)
Deferred tax asset valuation allowance	5,938	1	16,153	3
Difference in tax rates due to multiple jurisdictions	(13,310)	(3)	(15,829)	(3)
Effect of income subject to preferential tax rate	(7,042)	(1)	(4,734)	(1)
Adjustment due to estimate on the annual effective rate	559	-	(10,733)	(2)
State and local taxes	7,231	1	2,591	-
Others	(2,534)	-	(3,009)	-
Income tax expense	$114,691	21%	$149,924	24%

For the quarter and six months ended June 30, 2022, the Corporation recorded an income tax expense of $64.2 million and $114.7 million, respectively, compared to $73.1 million and $149.9 million for the respective periods of 2021. The decrease in income tax expense was primarily due to lower pre-tax income and higher tax exempt income for the quarter and six months ended June 30, 2022.

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

	June 30, 2022
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$261	$2,781	$3,042
Net operating loss and other carryforward available	119,891	652,204	772,095
Postretirement and pension benefits	52,779	-	52,779
Deferred loan origination fees/cost	21	-	21
Allowance for credit losses	233,382	31,025	264,407
Accelerated depreciation	5,246	7,268	12,514
FDIC-assisted transaction	152,665	-	152,665
Intercompany deferred gains	2,477	-	2,477
Lease liability	30,152	21,967	52,119
Unrealized net gain on trading and available-for-sale securities	196,221	16,138	212,359
Difference in outside basis from pass-through entities	46,112	-	46,112
Other temporary differences	33,701	8,291	41,992
Total gross deferred tax assets	872,908	739,674	1,612,582
Deferred tax liabilities:
Indefinite-lived intangibles	78,300	52,874	131,174
Right of use assets	27,927	18,499	46,426
Deferred loan origination fees/cost	1,431	3,661	5,092
Other temporary differences	43,044	1,530	44,574
Total gross deferred tax liabilities	150,702	76,564	227,266
Valuation allowance	134,495	434,471	568,966
Net deferred tax asset	$587,711	$228,639	$816,350

	December 31, 2021
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$261	$2,781	$3,042
Net operating loss and other carryforward available	112,331	665,164	777,495
Postretirement and pension benefits	57,002	-	57,002
Deferred loan origination fees/cost	2,788	-	2,788
Allowance for credit losses	233,500	31,872	265,372
Deferred gains	1,642	-	1,642
Accelerated depreciation	5,246	7,422	12,668
FDIC-assisted transaction	152,665	-	152,665
Lease liability	31,211	23,894	55,105
Difference in outside basis from pass-through entities	54,781	-	54,781
Other temporary differences	38,512	8,418	46,930
Total gross deferred tax assets	689,939	739,551	1,429,490
Deferred tax liabilities:
Indefinite-lived intangibles	76,635	51,150	127,785
Unrealized net gain (loss) on trading and available-for-sale securities	4,329	2,817	7,146
Right of use assets	29,025	20,282	49,307
Deferred loan origination fees/cost	-	3,567	3,567
Other temporary differences	43,856	1,530	45,386
Total gross deferred tax liabilities	153,845	79,346	233,191
Valuation allowance	128,557	410,970	539,527
Net deferred tax asset	$407,537	$249,235	$656,772

The net deferred tax asset shown in the table above at June 30, 2022 is reflected in the consolidated statements of financial condition as $0.8 billion in net deferred tax assets in the “Other assets” caption (December 31, 2021 - $0.7 billion) and $1.5 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2021 - $825 thousand), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation in their respective tax jurisdiction, Puerto Rico or the United States.

At June 30, 2022 the net deferred tax asset of the U.S. operations amounted to $663 million with a valuation allowance of approximately $434 million, for a net deferred tax asset after valuation allowance of approximately $229 million. The Corporation evaluates the realization of the deferred tax asset by taxing jurisdiction. The U.S. operation had sustained profitability for the year ended December 31, 2021, and the period ended June 30, 2022. Years 2020 and 2021 have been impacted by the COVID-19 pandemic and other events. Year 2020 was unfavorably impacted by the ACL reserve build-ups and the impairment of expenses on the branch closures in the New York region. Year 2021 has been favorably impacted by a strong economic recovery that resulted in ACL reserve releases, reversing the year 2020 build-up. The financial results for the period ended June 30, 2022 demonstrate financial stability for the U.S. operations, despite the climate of uncertainty as a result of recent global geopolitical and health challenges. These historical financial results are objectively verifiable positive evidence, evaluated together with the positive evidence of stable credit metrics, in combination with the length of the expiration of the NOLs. On the other hand, the Corporation evaluated the negative evidence accumulated over the years, including financial results lower than expectations and challenges to the economy due to global geopolitical uncertainty. As of June 30, 2022, after weighting all positive and negative evidence, the Corporation concluded that it is more likely than not that approximately $229 million of the deferred tax asset from the U.S. operations, comprised mainly of net operating losses, will be realized. The Corporation based this determination on its estimated earnings available to realize the deferred tax asset for the remaining carryforward period, together with the historical level of book income adjusted by permanent differences. Management will continue to monitor and review the U.S. operation’s results and the pre-tax earnings forecast on a quarterly basis to assess the future realization of the deferred tax asset. Management will closely monitor factors, including, net income versus forecast, targeted loan growth, net interest income margin, allowance for credit losses, charge offs, NPLs inflows and NPA balances. If our U.S. operations continue to show strong financial results during year 2022 together with the additional income expected from the recent acquisition of K2 assets, along with new tax initiatives, this could be considered additional positive evidence that could overcome totally or partially the negative evidence evaluated as of June 30, 2022, that could increase the amount of benefit from net operating losses that the Corporation estimates to be realized in the future resulting in future adjustments to the valuation allowance.

At June 30, 2022, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $588 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative loss position and has sustained profitability for the three year period ended June 30, 2022. This is considered a strong piece of objectively verifiable positive evidence that outweighs any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Holding Company operation is in a cumulative loss position, taking into account taxable income exclusive of reversing temporary differences, for the three years period ending June 30, 2022. Management expects these losses will be a trend in future years. This objectively verifiable negative evidence is considered by management strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax assets. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, the Corporation has maintained a valuation allowance on the deferred tax asset of $134 million as of June 30, 2022.

The reconciliation of unrecognized tax benefits, excluding interest, was as follows:

(In millions)	2022	2021
Balance at January 1	$3.5	$14.8
Balance at March 31	$3.5	$14.8
Balance at June 30	$3.5	$14.8

At June 30, 2022, the total amount of accrued interest recognized in the statement of financial condition approximated $2.9 million (December 31, 2021 - $2.8 million). The total interest expense recognized at June 30, 2022 was $165 thousand, (June 30, 2021 - $727 thousand). Management determined that at June 30, 2022 and December 31, 2021 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $5.7 million at June 30, 2022 (December 31, 2021 - $5.5 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At June 30, 2022, the following years remain subject to examination in the U.S. Federal jurisdiction: 2018 and thereafter; and in the Puerto Rico jurisdiction, 2017 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $1.5 million, including interest.

Note 31 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the six months ended June 30, 2022 and June 30, 2021 are listed in the following table:

(In thousands)	June 30, 2022	June 30, 2021
Non-cash activities:
Loans transferred to other real estate	$37,434	$22,012
Loans transferred to other property	25,836	22,450
Total loans transferred to foreclosed assets	63,270	44,462
Loans transferred to other assets	4,183	2,846
Financed sales of other real estate assets	4,282	7,329
Financed sales of other foreclosed assets	20,466	21,398
Total financed sales of foreclosed assets	24,748	28,727
Financed sale of premises and equipment	19,745	8,502
Transfers from premises and equipment to long-lived assets held-for-sale	440	26,222
Transfers from loans held-in-portfolio to loans held-for-sale	9,199	47,227
Transfers from loans held-for-sale to loans held-in-portfolio	5,773	1,886
Loans securitized into investment securities[1]	258,998	381,053
Trades receivable from brokers and counterparties	44,474	78,007
Trades payable to brokers and counterparties	10,313	12,400
Receivables from investments maturities	-	50,000
Recognition of mortgage servicing rights on securitizations or asset transfers	5,032	6,809
Loans booked under the GNMA buy-back option	5,544	19,669
Capitalization of lease right of use asset	4,510	4,567
[1] Includes loans securitized into trading securities and subsequently sold before quarter end.

The following table provides a reconciliation of cash and due from banks, and restricted cash reported within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

(In thousands)	June 30, 2022	June 30, 2021
Cash and due from banks	$476,768	$524,083
Restricted cash and due from banks	51,822	6,766
Restricted cash in money market investments	6,787	5,997
Total cash and due from banks, and restricted cash[2]	$535,377	$536,846
[2]	Refer to Note 4 - Restrictions on cash and due from banks and certain securities for nature of restrictions.

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

The tables that follow present the results of operations and total assets by reportable segments:

2022
For the quarter ended June 30, 2022
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$447,794	$93,431	$1
Provision for credit losses (benefit)		8,818	588	-
Non-interest income		144,377	4,919	(136)
Amortization of intangibles		485	310	-
Depreciation expense		11,675	1,755	-
Other operating expenses		337,979	55,911	(136)
Income tax expense		53,588	11,697	-
Net income		$179,626	$28,089	$1
Segment assets		$60,435,535	$10,820,953	$(172,039)

For the quarter ended June 30, 2022
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$541,226	$(7,364)	$-	$533,862
Provision for credit losses (benefit)	9,406	(44)	-	9,362
Non-interest income	149,160	11,567	(3,316)	157,411
Amortization of intangibles	795	-	-	795
Depreciation expense	13,430	294	-	13,724
Other operating expenses	393,754	(547)	(1,448)	391,759
Income tax expense (benefit)	65,285	(335)	(738)	64,212
Net income	$207,716	$4,835	$(1,130)	$211,421
Segment assets	$71,084,449	$5,456,518	$(5,039,036)	$71,501,931

For the six months ended June 30, 2022
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$862,963	$179,951	$2
Provision for credit losses (benefit)		(4,872)	(1,431)	-
Non-interest income		280,239	10,873	(273)
Amortization of intangibles		969	717	-
Depreciation expense		23,192	3,579	-
Other operating expenses		672,857	109,550	(272)
Income tax expense		92,904	23,289	-
Net income		$358,152	$55,120	$1
Segment assets		$60,435,535	$10,820,953	$(172,039)

For the six months ended June 30, 2022
	Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.
Net interest income (expense)	$1,042,916	$(14,742)	$-	$1,028,174
Provision for credit losses (benefit)	(6,303)	165	-	(6,138)
Non-interest income	290,839	25,832	(4,568)	312,103
Amortization of intangibles	1,686	-	-	1,686
Depreciation expense	26,771	583	-	27,354
Other operating expenses	782,135	(103)	(2,455)	779,577
Income tax expense (benefit)	116,193	(667)	(835)	114,691
Net income	$413,273	$11,112	$(1,278)	$423,107
Segment assets	$71,084,449	$5,456,518	$(5,039,036)	$71,501,931

2021
For the quarter ended June 30, 2021
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$419,200	$78,743	$1
Provision for credit losses (benefit)		(22,042)	4,856	-
Non-interest income		136,052	5,267	(137)
Amortization of intangibles		860	167	-
Depreciation expense		11,808	1,597	-
Other operating expenses		307,663	48,533	(136)
Income tax expense		63,614	10,163	-
Net income		$193,349	$18,694	$-
Segment assets		$62,104,522	$10,197,371	$(23,954)

For the quarter ended June 30, 2021
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$497,944	$(10,142)	$-	$487,802
Provision for credit losses (benefit)	(17,186)	171	-	(17,015)
Non-interest income	141,182	15,274	(1,916)	154,540
Amortization of intangibles	1,027	228	-	1,255
Depreciation expense	13,405	265	-	13,670
Other operating expenses	356,060	(1,852)	(948)	353,260
Income tax expense (benefit)	73,777	(313)	(371)	73,093
Net income	$212,043	$6,633	$(597)	$218,079
Segment assets	$72,277,939	$5,407,659	$(5,028,305)	$72,657,293

For the six months ended June 30, 2021
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$829,523	$157,912	$3
Provision for credit losses (benefit)		(67,403)	(31,864)	-
Non-interest income		271,260	10,933	(275)
Amortization of intangibles		1,721	333	-
Depreciation expense		23,951	3,925	-
Other operating expenses		614,583	101,727	(272)
Income tax expense		122,427	28,198	-
Net income		$405,504	$66,526	$-
Segment assets		$62,104,522	$10,197,371	$(23,954)

For the six months ended June 30, 2021
	Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.
Net interest income (expense)	$987,438	$(20,524)	$-	$966,914
Provision for credit losses (benefit)	(99,267)	26	-	(99,241)
Non-interest income	281,918	28,424	(2,149)	308,193
Amortization of intangibles	2,054	252	-	2,306
Depreciation expense	27,876	532	-	28,408
Other operating expenses	716,038	(1,182)	(1,857)	712,999
Income tax expense (benefit)	150,625	(646)	(55)	149,924
Net income	$472,030	$8,918	$(237)	$480,711
Segment assets	$72,277,939	$5,407,659	$(5,028,305)	$72,657,293

Geographic Information

The following information presents selected financial information based on the geographic location where the Corporation conducts its business. The banking operations of BPPR are primarily based in Puerto Rico, where it has the largest retail banking franchise. BPPR also conducts banking operations in the U.S. Virgin Islands, the British Virgin Islands and New York. BPPR’s banking operations in the United States include E-loan, an online platform used to offer personal loans, co-branded credit cards offerings, an online deposit gathering platform and commercial lending activities. In the Virgin Islands, the BPPR segment offers banking products, including loans and deposits. During the six months period ended June 30, 2022, the BPPR segment generated approximately $26.1 million (2021 - $25.5 million) in revenues from its operations in the United States, including net interest income, service charges on deposit accounts and other service fees. In addition, the BPPR segment generated $23.0 million in revenues (2021 - $23.4 million) from its operations in the U.S. and British Virgin Islands. At June 30, 2022, total assets for the BPPR segment related to its operations in the United States amounted to $831 million (December 31, 2021 - $595 million).

Geographic Information
	Quarter ended		Six months ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:[1]
Puerto Rico	$560,635	$529,143	$1,088,308	$1,047,852
United States	111,369	95,276	214,543	191,288
Other	19,269	17,923	37,426	35,967
Total consolidated revenues	$691,273	$642,342	$1,340,277	$1,275,107
[1]

Total revenues include net interest income, service charges on deposit accounts, other service fees, mortgage banking activities, net (loss) gain, including impairment on equity securities, net gain (loss) on trading account debt securities, net loss on sale of loans, including valuation adjustment on loans held-for-sale, adjustments (expense) to indemnity reserves on loans sold, and other operating income.

Selected Balance Sheet Information:
(In thousands)	June 30, 2022	December 31, 2021
Puerto Rico
Total assets	$58,506,196	$63,221,282
Loans	20,177,693	19,770,118
Deposits	55,140,193	57,211,608
United States
Total assets	$11,651,798	$10,986,055
Loans	9,652,668	8,903,493
Deposits	8,131,590	7,777,232
Other
Total assets	$1,343,937	$890,562
Loans	569,121	626,115
Deposits[1]	2,055,881	2,016,248
[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 33 ─ Subsequent events

Acquisition of Key Customer Channels and Amendments to Commercial Contracts with Evertec

On July 1, 2022, the Corporation’s wholly owned subsidiary, Banco Popular de Puerto Rico (“BPPR”), completed its previously announced acquisition of certain assets from Evertec Group, LLC (“Evertec Group”), a wholly owned subsidiary of Evertec, Inc. (“Evertec”) (NYSE: EVTC), to service certain BPPR channels.

As a result of the closing of the transaction, BPPR acquired from Evertec Group certain critical channels, including BPPR’s retail and business digital banking and commercial cash management applications. BPPR also entered into amended and restated service agreements with Evertec Group pursuant to which Evertec Group will continue to provide various information technology and transaction processing services to Popular, BPPR and their respective subsidiaries.

Under the amended service agreements, the Evertec Group no longer has exclusive rights to provide certain of Popular’s technology services. The amended service agreements includes discounted pricing and lowered caps on contractual pricing escalators tied to the Consumer Price Index. As part of the transaction, BPPR and Evertec entered into a revenue sharing structure for BPPR in connection with its merchant acquiring relationship with Evertec.

As consideration for the transaction, BPPR delivered to Evertec Group 4,589,169 shares of Evertec common stock valued at closing at $169 million (based on Evertec’s stock price on June 30, 2022 of $36.88), resulting in an after-tax gain of approximately $112 million. The consideration exchanged includes a approximately $145 million, related to the acquisition of the critical channels which will be accounted for as a business combination. Based on its preliminary analysis, the Corporation expects that the purchase price will be allocated primarily to goodwill and other software related intangible assets. The portion of the consideration attributed to the renegotiation of the Master Servicing Agreement (“MSA”) with Evertec amounted to approximately $24 million which will be recorded as an expense.

As a result of the transfer of the shares used as consideration for the transaction, Popular’s ownership stake in Evertec was reduced from approximately 16.3% to approximately 10.6% at the closing of the transaction. In connection with the transaction, Popular has agreed to further reduce its voting interest in Evertec to no more than 4.5%, whether through selling shares of Evertec common stock or a conversion of such shares into non-voting preferred stock within 90 days of the closing of the transaction. Popular expects to sell down its stake in Evertec to no more than 4.5%, subject to market conditions, and intends to return to Popular shareholders, via common stock repurchases, any after-tax gains resulting from such sale, subject to the receipt of regulatory approvals.

Completion of Accelerated Share Repurchase Transaction

On July 12, 2022, the Corporation completed its previously announced accelerated share repurchase program for the repurchase of an aggregate of $400 million of Popular’s common stock. The Corporation repurchased a total of 5,066,864 shares at an average purchase price of $78.9443 under the ASR Agreement. Refer to Note 17 – Stockholders’ Equity for further information on the ASR transaction.

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

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, mortgage and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation provides retail, mortgage, equipment leasing and financing, and commercial banking services through its New York-chartered banking subsidiary, Popular Bank (“PB”), which has branches located in New York, New Jersey and Florida and its subsidiaries. Note 32 to the Consolidated Financial Statements presents information about the Corporation’s business segments.

The Corporation has several investments which it accounts for under the equity method. As of June 30, 2022, the Corporation had a 16.33% interest in Evertec, Inc. (“Evertec”), whose operating subsidiaries provide transaction processing services throughout the Caribbean and Latin America, and service many of the Corporation’s systems infrastructure and transaction processing businesses. On July 1, 2022, the Corporation’s ownership stake in Evertec was reduced to 10.6%, as further discussed below. During the quarter ended June 30, 2022, the Corporation recorded $6.9 million in earnings from its investment in Evertec, which had a carrying amount of $125 million as of the end of the quarter.

Also, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the six months ended June 30, 2022, the Corporation recorded $14.5 million in earnings from its investment in BHD León, which had a carrying amount of $184.8 million, as of the end of the quarter.

SIGNIFICANT EVENTS

Acquisition of Key Customer Channels and Amendments to Commercial Contracts with Evertec

On July 1, 2022, the Corporation’s wholly owned subsidiary, Banco Popular de Puerto Rico (“BPPR”), completed its previously announced acquisition of certain assets from Evertec Group, LLC (“Evertec Group”), a wholly owned subsidiary of Evertec, Inc. (“Evertec”) (NYSE: EVTC), to service certain BPPR channels.

As a result of the closing of the transaction, BPPR acquired from Evertec Group certain critical channels, including BPPR’s retail and business digital banking and commercial cash management applications. BPPR also entered into amended and restated service agreements with Evertec Group pursuant to which Evertec Group will continue to provide various information technology and transaction processing services to Popular, BPPR and their respective subsidiaries.

Under the amended service agreements, Popular will have greater optionality to develop and enhance technology platforms and more flexibility to select service vendors, as Evertec Group no longer has exclusive rights to provide certain of Popular’s technology services. This is expected to improve Popular’s ability to meet its customer needs in a timely manner. In addition, the amended service agreements are projected to reduce service costs as a result of discounted pricing and lowered caps on contractual pricing escalators tied to the Consumer Price Index. As part of the transaction, BPPR also strengthened its relationship with Evertec in the payments business, including through the incorporation of a revenue sharing structure for BPPR in connection with its merchant acquiring relationship with Evertec.

As consideration for the transaction, BPPR delivered to Evertec Group 4,589,169 shares of Evertec common stock valued at closing at $169 million (based on Evertec’s stock price on June 30, 2022 of $36.88), resulting in an after-tax gain of approximately $112 million.

In terms of capital, the transaction results in a negative impact of approximately $44 million in Popular’s tangible book value as a result of the net effect of the after-tax gain of the Evertec shares used as consideration for the transaction (approximately $112 million), minus approximately $145 million in goodwill and other intangible assets recognized by the Corporation in connection with the transaction and the accounting impact of the renegotiation of the Master Servicing Agreement with Evertec.

As a result of the transfer of the shares used as consideration for the transaction, Popular’s ownership stake in Evertec was reduced from approximately 16.3% to approximately 10.6% at the closing of the transaction. In connection with the transaction, Popular has agreed to further reduce its voting interest in Evertec to no more than 4.5%, whether through selling shares of Evertec common stock or a conversion of such shares into non-voting preferred stock within 90 days of the closing of the transaction. Popular expects to sell down its stake in Evertec to no more than 4.5%, subject to market conditions, and intends to return to Popular shareholders, via common stock repurchases, any after-tax gains resulting from such sale, subject to the receipt of regulatory approvals.

Completion of Accelerated Share Repurchase

On July 12, 2022, the Corporation completed its previously announced accelerated share repurchase program for the repurchase of an aggregate $400 million of Popular’s common stock. Under the terms of the accelerated share repurchase agreement (the “ASR Agreement”), on March 2, 2022 the Corporation made an initial payment of $400 million and received an initial delivery of 3,483,942 shares of Popular’s Common Stock (the “Initial Shares”). The transaction was accounted for as a treasury stock transaction. As a result of the receipt of the Initial Shares, the Corporation recognized in stockholders’ equity approximately $320 million in treasury stock and $80 million as a reduction in capital surplus. Upon the final settlement of the ASR Agreement, the Corporation received an additional 1,582,922 shares of Popular common stock and recognized approximately $120 million as treasury stock with a corresponding increase in its capital surplus account. The Corporation repurchased a total of 5,066,864 shares at an average purchase price of $78.9443 under the ASR Agreement. Refer to Note 17 – Stockholders’ Equity for further information on the ASR transaction.

OVERVIEW

Table 1 provides selected financial data and performance indicators for the quarters and six months-periods ended June 30, 2022 and 2021.

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

Net interest income on a taxable equivalent basis is a non-GAAP financial measure. Management believes that this presentation provides meaningful information since it facilitates the comparison of revenues arising from taxable and tax-exempt sources. Net interest income on a taxable equivalent basis is presented with its different components in Tables 2 and 3, along with the reconciliation to net interest income (GAAP), for the quarter and six month-period ended June 30, 2022 as compared with the same period in 2021, segregated by major categories of interest earning assets and interest-bearing liabilities.

Non-GAAP financial measures used by the Corporation may not be comparable to similarly named Non-GAAP financial measures used by other companies.

Financial highlights for the quarter ended June 30, 2022

• For the quarter ended June 30, 2022, the Corporation recorded net income of $ 211.4 million, compared to net income of $ 218.1 million for the same quarter of the previous year. Net interest margin for the second quarter of 2022 was 3.09%, an increase of 18 basis points when compared to 2.91% for the same quarter of the previous year, mainly due to higher volume of loans, higher interest rate environment, and the change in mix of the money markets and investment portfolio. On a taxable equivalent basis, the net interest margin was of 3.45%, compared to 3.22% for the same quarter of the previous year. The Corporation recorded a provision for credit losses of $9.4 million, compared to a benefit of $17.0 million for the same quarter of the previous year. The higher provision for 2022 is attributed to the macroeconomic outlook and portfolio growth. Non-interest income was $157.4 million for the quarter, an increase of $2.9 million when compared to the quarter ended June 30, 2021 mainly due to higher credit card fees and mortgage banking activities. Operating expenses were higher by $38.1 million principally due to higher personnel costs and professional fees.

• Total assets at June 30, 2022 amounted to $71.5 billion, compared to $75.1 billion, at December 31, 2021. The decrease was mainly due to lower money market investments, due to a decrease in deposits, partially offset by higher debt securities available-for-sale and held-to-maturity and loan growth.

• Total deposits at June 30, 2022 decreased by $1.7 billion when compared to deposits at December 31, 2021, mainly due to lower Puerto Rico public sector deposits by $3.3 billion, partially offset by growth in other deposits sectors.

• Total stockholders' equity decreased by $1.7 billion when compared to December 31, 2021, principally due to an increase in accumulated unrealized losses on debt securities available-for-sale by $1.6 billion due to a decline in fair value of fixed-rate debt securities as a result of the rising interest rate environment, the impact of the $400 million ASR and declared quarterly common stock dividends, partially offset by the net income of $423.1 million for the six months ended June 30, 2022.

• At June 30, 2022, the Corporation’s tangible book value per common share was $46.18.

• Capital ratios continued to be strong. As of June 30, 2022, the Corporation’s common equity tier 1 capital ratio was 16.39%, the tier 1 leverage ratio was 7.56%, and the total capital ratio was 18.29%. Refer to Table 8 for capital ratios.

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

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 1 - Financial Highlights

Financial Condition Highlights
	Ending balances at			Average for the six months ended
(In thousands)	June 30, 2022	December 31, 2021	Variance	June 30, 2022	June 30, 2021	Variance
Money market investments	$9,687,356	$17,536,719	$(7,849,363)	$13,128,977	$14,003,612	$(874,635)
Investment securities	28,138,453	25,267,418	2,871,035	28,174,976	21,954,354	6,220,622
Loans	30,399,482	29,299,725	1,099,757	29,574,964	29,234,350	340,614
Earning assets	68,225,291	72,103,862	(3,878,571)	70,878,917	65,192,316	5,686,601
Total assets	71,501,931	75,097,899	(3,595,968)	73,961,645	68,237,652	5,723,993
Deposits	65,327,664	67,005,088	(1,677,424)	66,071,560	60,116,322	5,955,238
Borrowings	959,135	1,155,166	(196,031)	1,048,084	1,329,988	(281,904)
Stockholders’ equity	4,293,349	5,969,397	(1,676,048)	5,905,057	5,688,471	216,586
[1] Average balances exclude unrealized gains or losses on debt securities available-for-sale.

Operating Highlights	Quarters ended June 30,			Six months ended June 30,
(In thousands, except per share information)	2022	2021	Variance	2022	2021	Variance
Net interest income	$533,862	$487,802	$46,060	$1,028,174	$966,914	$61,260
Provision for credit losses (benefit)	9,362	(17,015)	26,377	(6,138)	(99,241)	93,103
Non-interest income	157,411	154,540	2,871	312,103	308,193	3,910
Operating expenses	406,278	368,185	38,093	808,617	743,713	64,904
Income before income tax	275,633	291,172	(15,539)	537,798	630,635	(92,837)
Income tax expense	64,212	73,093	(8,881)	114,691	149,924	(35,233)
Net income	$211,421	$218,079	$(6,658)	$423,107	$480,711	$(57,604)
Net income applicable to common stock	$211,068	$217,726	$(6,658)	$422,401	$480,005	$(57,604)
Net income per common share – basic	$2.77	$2.67	$0.10	$5.46	$5.80	$(0.34)
Net income per common share – diluted	$2.77	$2.66	$0.11	$5.46	$5.79	$(0.33)
Dividends declared per common share	$0.55	$0.45	$0.10	$1.10	$0.85	$0.25

		Quarters ended June 30,		Six months ended June 30,
Selected Statistical Information		2022	2021		2022	2021
Common Stock Data
End market price		$76.93	75.05		$76.93	75.05
Book value per common share at period end		55.78	71.82		55.78	71.82
Profitability Ratios
Return on assets		1.17%	1.24%		1.15%	1.42%
Return on common equity		14.58	15.43		14.48	17.08
Net interest spread		3.00	2.82		2.84	2.89
Net interest spread (taxable equivalent) - Non-GAAP		3.36	3.13		3.16	3.21
Net interest margin		3.09	2.91		2.92	2.99
Net interest margin (taxable equivalent) - Non-GAAP		3.45	3.22		3.24	3.31
Capitalization Ratios
Average equity to average assets		8.06%	8.08%		7.98%	8.34%
Common equity Tier 1 capital		16.39	16.55		16.39	16.55
Tier I capital		16.46	16.62		16.46	16.62
Total capital		18.29	19.09		18.29	19.09
Tier 1 leverage		7.56	7.34		7.56	7.34

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

Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to: (i) Fair Value Measurement of Financial Instruments; (ii) Loans and Allowance for Credit Losses; (iii) Loans Acquired with Deteriorated Credit Quality; (iv) Income Taxes; (v) Goodwill and Other Intangible Assets; and (vi) Pension and Postretirement Benefit Obligations. For a summary of these critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2021 Form 10-K. Also, refer to Note 2 to the Consolidated Financial Statements included in the 2021 Form 10-K for a summary of the Corporation’s significant accounting policies and to Note 3 to the Consolidated Financial Statements included in this Form 10-Q for information on recently adopted accounting standard updates.

OPERATING RESULTS ANALYSIS

NET INTEREST INCOME

Net interest income for the second quarter of 2022 was $533.9 million, an increase of $46.1 million when compared to $487.8 million for the same quarter of 2021. Taxable equivalent net interest income was $595.5 million for the second quarter of 2022 compared to $541.2 million in the second quarter of 2021, an increase of $54.3 million.

Net interest margin for the second quarter of 2022 was 3.09%, an increase of 18 basis points when compared to 2.91% for the same quarter of the previous year. The increase in the net interest margin is mainly due to a higher volume of loans, a higher interest rate environment, and the change in mix of the money markets and investment portfolios. The net interest margin, on a taxable equivalent basis, for the second quarter of 2022 was 3.45%, an increase of 23 basis points when compared to 3.22% for the same quarter of 2021. The detailed variances of the increase in net interest income are described below:

Positive variances:

• Higher interest income from money market, investment, and trading securities by $38.2 million due to a higher volume by $1.2 billion and higher yield by 35 basis points related to a higher interest rate environment and the investment in longer term securities. The interest rate received on excess reserves at the Federal Reserve increased by 72 basis points when compared to the same quarter in 2021;

• Higher interest income from commercial loans by $6.2 million due to a higher average volume by $688 million, partially offset by lower yield by eight basis points mainly driven by lower income from loans under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) by $8.8 million;

• The auto and lease financing portfolios interest income increased by $2.4 million due to higher average volume by $402.0 million, partially offset by lower yield due to a high volume of originations in a prolonged low interest rate environment. Also impacting the yield on this portfolio is a lower amortization of the portfolio purchased in 2018; and

• Higher interest income from consumer loans by $6.2 million due to higher average volume by $223.0 million.

Partially offset by:

• Lower interest expense on medium and long-term debt due to the redemption, on the fourth quarter of 2021, of all outstanding 6.70% Cumulative Monthly Income Trust Preferred Securities ($186.7 million).

Prepayment penalties, late fees collected and the amortization of premiums on purchased loans are included as part of the loan yield. Interest income related to these items for the quarters ended June 30, 2022 and 2021 amounted to $12.6 million and $31.1 million, respectively. The decrease of $18.5 million is mainly related to lower amortized fees resulting from the forgiveness of PPP loans of $4.7 million compared to $10.9 million in the second quarter of 2021, lower amortization recorded from the prepayment of previously purchased credit deteriorated loans and lower amortization on the fair value discount of the auto portfolios acquired in previous years.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis (Non-GAAP)
Quarter ended June 30,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2022	2021	Variance	2022	2021	Variance		2022	2021	Variance	Rate	Volume
(In millions)							(In thousands)
$11,513	$15,540	$(4,027)	0.83%	0.11%	0.72%	Money market investments	$23,742	$4,275	$19,467	$20,851	$(1,384)
27,748	22,509	5,239	2.18	2.35	(0.17)	Investment securities [1]	150,890	132,105	18,785	(8,222)	27,007
65	87	(22)	6.66	5.22	1.44	Trading securities	1,089	1,134	(45)	272	(317)
						Total money market,
						investment and trading
39,326	38,136	1,190	1.79	1.44	0.35	securities	175,721	137,514	38,207	12,901	25,306
						Loans:
14,227	13,539	688	5.16	5.24	(0.08)	Commercial	183,042	176,857	6,185	(2,698)	8,883
781	858	(77)	5.71	5.43	0.28	Construction	11,116	11,603	(487)	575	(1,062)
1,445	1,262	183	5.91	6.01	(0.10)	Leasing	21,352	18,964	2,388	(313)	2,701
7,294	7,765	(471)	5.33	5.12	0.21	Mortgage	97,137	99,364	(2,227)	3,945	(6,172)
2,654	2,431	223	11.33	11.47	(0.14)	Consumer	74,932	68,746	6,186	(369)	6,555
3,499	3,280	219	8.04	8.58	(0.54)	Auto	70,145	70,137	8	(4,538)	4,546
29,900	29,135	765	6.14	6.13	0.01	Total loans	457,724	445,671	12,053	(3,398)	15,451
$69,226	$67,271	$1,955	3.67%	3.47%	0.20%	Total earning assets	$633,445	$583,185	$50,260	$9,503	$40,757
						Interest bearing deposits:
$24,897	$25,102	$(205)	0.13%	0.13%	-%	NOW and money market [2]	$8,301	$7,972	$329	$470	$(141)
16,363	15,384	979	0.17	0.18	(0.01)	Savings	6,901	6,916	(15)	(555)	540
7,044	7,104	(60)	0.72	0.74	(0.02)	Time deposits	12,625	13,172	(547)	(210)	(337)
48,304	47,590	714	0.23	0.24	(0.01)	Total interest bearing deposits	27,827	28,060	(233)	(295)	62
126	91	35	0.79	0.27	0.52	Short-term borrowings	248	62	186	90	96
						Other medium and
917	1,224	(307)	4.30	4.53	(0.23)	long-term debt	9,824	13,837	(4,013)	(652)	(3,361)
						Total interest bearing
49,347	48,905	442	0.31	0.34	(0.03)	liabilities	37,899	41,959	(4,060)	(857)	(3,203)
16,254	14,920	1,334				Demand deposits
3,625	3,446	179				Other sources of funds
$69,226	$67,271	$1,955	0.22%	0.25%	(0.03)%	Total source of funds	37,899	41,959	(4,060)	(857)	(3,203)
						Net interest margin/
			3.45%	3.22%	0.23%	income on a taxable equivalent basis (Non-GAAP)	595,546	541,226	54,320	$10,360	$43,960
			3.36%	3.13%	0.23%	Net interest spread
						Taxable equivalent adjustment	61,684	53,424	8,260
						Net interest margin/ income
			3.09%	2.91%	0.18%	non-taxable equivalent basis (GAAP)	$533,862	$487,802	$46,060
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

Net interest income for the six-month period ended June 30, 2022 was $1.0 billion, or $61.3 million higher than the same period in 2021. Taxable equivalent net interest income was $1.1 billion for the six months ended June 30, 2022, or $71.0 million higher than the same period in 2021. Net interest margin was 2.92%, a decrease of seven basis points when compared to 2.99% in 2021. The decrease in net interest margin is mainly driven by a higher volume of money market and investment securities, and a decrease in loan yields driven by lower PPP income when compared to the same period in 2021. Net interest margin, on a taxable equivalent basis, for the six-months ended June 30, 2022, was 3.24%, a decrease of seven basis points when compared to the 3.31% for the same period of 2021. The drivers of the variances in net interest income for the six-month period are:

Positive variances:

• Higher interest income from money market, investment, and trading securities by $53.6 million due to a higher volume by $5.3 billion mainly due to purchases of U.S. Treasury securities. This increase results from a higher volume of deposits of $6.0 billion as a result of Covid-19 U.S. Government stimulus and other aid. The yield of the portfolio increased seven basis points due to a higher volume of investment securities and higher interest rate received on excess reserves at the Federal Reserve by 35 basis points, driven by recent increases in the Federal Funds rate;

• Higher interest income from the auto and lease financing portfolios due to the increase in volume of $418.3 million, partially offset by lower yield driven by a lower amortization of the discount of previously acquired portfolios and the origination of loans in a prolonged low interest rate environment;

• Higher interest income from consumer loans mostly due to a higher average volume of personal loans and credit cards;

• Lower interest expense on deposits due to lower cost by five basis points, partially offset by a higher volume of interest-bearing deposits by $3.9 billion; and

• Lower interest expense on medium and long-term debt due to the redemption, on the fourth quarter of 2021, of all outstanding 6.70% Cumulative Monthly Income Trust Preferred Securities ($186.7 million);

Negative variances:

• Lower interest income from mortgage loans by $3.9 million driven by lower average volume mainly related to portfolio run-off.

Prepayment penalties, late fees collected and the amortization of premiums on purchased loans are included as part of the loan yield. Interest income related to these items for the six-months ended June 30, 2022, amounted to $28.9 million, compared to $64.8 million in the same period of 2021. The decrease in loan fee income was driven by PPP loan fees, which amounted to $14.7 million for the six-month period ended June 30, 2022 versus $30.9 million in the six-month period ended June 30, 2021 and lower amortization recorded from the prepayment of previously purchased credit deteriorated loans and lower amortization on the fair value discount of the auto portfolios acquired in previous years.

Table 3 – Analysis of Levels & Yields on a Taxable Equivalent Basis from Continuing Operations (Non-GAAP)
Six months ended June 30,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2022	2021	Variance	2022	2021	Variance		2022	2021	Variance	Rate	Volume
(In millions)							(In thousands)
$13,129	$14,004	$(875)	0.46%	0.11%	0.35%	Money market investments	$30,206	$7,386	$22,820	$23,310	$(490)
28,107	21,868	6,239	2.06	2.37	(0.31)	Investment securities [1]	288,241	257,411	30,830	(28,585)	59,415
68	86	(18)	6.27	5.10	1.17	Trading securities	2,107	2,167	(60)	447	(507)
						Total money market,
						investment and trading
41,304	35,958	5,346	1.56	1.49	0.07	securities	320,554	266,964	53,590	(4,828)	58,418
						Loans:
13,986	13,582	404	5.12	5.30	(0.18)	Commercial	355,171	355,922	(751)	(11,235)	10,484
754	884	(130)	5.58	5.38	0.20	Construction	20,874	23,504	(2,630)	946	(3,576)
1,419	1,239	180	5.93	6.02	(0.09)	Leasing	42,071	37,318	4,753	(587)	5,340
7,341	7,816	(475)	5.28	5.06	0.22	Mortgage	193,905	197,792	(3,887)	8,459	(12,346)
2,595	2,472	123	11.27	11.35	(0.08)	Consumer	144,994	139,147	5,847	(1,719)	7,566
3,480	3,241	239	8.08	8.63	(0.55)	Auto	139,397	138,289	1,108	(8,752)	9,860
29,575	29,234	341	6.10	6.15	(0.05)	Total loans	896,412	891,972	4,440	(12,888)	17,328
$70,879	$65,192	$5,687	3.45%	3.58%	(0.13)%	Total earning assets	$1,216,966	$1,158,936	$58,030	$(17,716)	$75,746
						Interest bearing deposits:
$26,584	$23,895	$2,689	0.12%	0.14%	(0.02)%	NOW and money market [2]	$15,624	$16,234	$(610)	$(2,168)	$1,558
16,398	14,876	1,522	0.17	0.19	(0.02)	Savings	13,464	13,935	(471)	(2,173)	1,702
6,891	7,184	(293)	0.69	0.79	(0.10)	Time deposits	23,522	28,092	(4,570)	(2,700)	(1,870)
49,873	45,955	3,918	0.21	0.26	(0.05)	Total interest bearing deposits	52,610	58,261	(5,651)	(7,041)	1,390
109	95	14	0.61	0.44	0.17	Short-term borrowings	328	205	123	45	78
						Other medium and
965	1,235	(270)	4.25	4.53	(0.28)	long-term debt	20,370	27,832	(7,462)	8	(7,470)
						Total interest bearing
50,947	47,285	3,662	0.29	0.37	(0.08)	liabilities	73,308	86,298	(12,990)	(6,988)	(6,002)
16,198	14,161	2,037				Demand deposits
3,734	3,746	(12)				Other sources of funds
$70,879	$65,192	$5,687	0.21%	0.27%	(0.06)%	Total source of funds	73,308	86,298	(12,990)	(6,988)	(6,002)
			3.24%	3.31%	(0.07)%	Net interest margin/ income on a taxable equivalent basis (Non-GAAP)	1,143,658	1,072,638	71,020	$(10,728)	$81,748
			3.16%	3.21%	(0.05)%	Net interest spread
						Taxable equivalent adjustment	115,484	105,724	9,760
			2.92%	2.99%	(0.07)%	Net interest margin/ income non-taxable equivalent basis (GAAP)	$1,028,174	$966,914	$61,260
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

Provision for Credit Losses - Loans Held-in-Portfolio and Unfunded Commitments

For the quarter ended June 30, 2022, the Corporation recorded an expense of $9.7 million for its reserve for credit losses related to loans held-in-portfolio and unfunded commitments. The provision for credit loss related to the loans-held-in-portfolio for the quarter ended June 30, 2022 was $9.9 million, compared to a reserve release of $17.5 million for the quarter ended June 30, 2021. The provision expense was mainly driven by higher loan volumes and changes in the macroeconomic scenarios. The reserve release related to unfunded commitments for the second quarter of 2022 was $0.2 million, compared to the provision for unfunded commitments of $0.4 million for the same period of 2021.

For the quarter ended June 30, 2022, the Corporation recorded a provision for credit loss of $9.1 million for loans-held-in-portfolio for the BPPR segment, compared to a reserve release of $22.5 million for the quarter ended June 30, 2021. The Popular U.S. segment recorded a provision of $.7 million for the quarter ended June 30, 2022, compared to a provision of $5.0 million for the same quarter in 2021.

For the six-month period ended June 30, 2022, the Corporation recorded a release of $5.5 million for its reserve for credit losses related to loans held-in-portfolio and unfunded commitments. The reserve release related to the loans-held-in-portfolio for the six-month period ended June 30, 2022 was $4.5 million, compared to the reserve release of $93.3 million for the six-month period ended June 30, 2021. The higher reserve release in 2021 reflected the improvements in the macroeconomic environment and outlook, at the time, and the related release of reserves accumulated during early stages of the covid pandemic. The provision for unfunded commitments for the six-month period of 2022 reflected a benefit of $1.0 million, compared to a provision benefit of $5.9 million for the same period of 2021.

The provision for credit losses for the BPPR segment was a benefit of $3.5 million for the six-month period ended June 30, 2022, compared to a benefit of $62.5 million for the six-month period ended June 30, 2021. The Popular U.S. segment recorded a reserve release of $1 million for the six-month period ended June 30, 2022, compared to a benefit of $30.8 million for the same period in 2021.

At June 30, 2022, the total allowance for credit losses for loans held-in-portfolio amounted to $681.8 million, compared to $695.4 million as of December 31, 2021. The ratio of the allowance for credit losses to loans held-in-portfolio was 2.24% at June 30, 2022, compared to 2.38% at December 31, 2021. As discussed in Note 8 to the Consolidated Financial Statements, within the process to estimate its allowance for credit losses (“ACL”), the Corporation applies probability weightings to the outcomes of simulations using Moody’s Analytics’ Baseline, S3 (pessimistic) and S1 (optimistic) scenarios. The baseline scenario is assigned the highest probability, followed by the pessimistic scenario given the uncertainties in the economic outlook and downside risk. Refer to Note 8 to the Consolidated Financial Statements, for additional information on the Corporation’s methodology to estimate its allowance for credit losses (“ACL”). Refer to the Credit Risk section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for credit losses and selected loan losses statistics.

Provision for Credit Losses – Investment Securities

The Corporation’s provision for credit losses related to its investment securities held-to-maturity is related to the portfolio of obligations from the Government of Puerto Rico, states and political subdivisions. For the quarter and six-month period ended June 30, 2022, the provision for credit losses was $0.3 million benefit and $0.6 million benefit, respectively, compared to a $0.1 million provision expense and a $0.1 million provision benefit, respectively, for the quarter and six-month period ended June 30, 2021. At June 30, 2022, the total allowance for credit losses for this portfolio amounted to $7.5 million, compared to $8.1 million as of December 31, 2021. Refer to Note 6 to Consolidated Financial Statements for additional information on the ACL for this portfolio.

Non-Interest Income

Non-interest income amounted to $157.4 million for the quarter ended June 30, 2022, compared to $154.5 million for the same quarter of the previous year. The increase in non-interest income by $2.9 million was primarily driven by:

• higher other service fees by $5.1 million, principally at the BPPR segment, due to higher credit and debit card fees by $5.8 million mainly in interchange income resulting from higher transactional volumes; and

• higher income from mortgage banking activities by $6.1 million mainly due to a positive variance of $8.5 million in the fair value adjustments on mortgage servicing rights (“MSRs”); and higher realized gains on closed derivative positions by $3.3 million; partially offset by lower gain on sale of mortgage loans and securitization activity by $5.2 million;

partially offset by:

• an unfavorable variance in net (loss) gain on equity securities of $5.7 million mainly related to securities held for deferred benefit plans, which have an offsetting positive variance in personnel costs; and

• lower other operating income by $3.0 million due to lower earnings from the portfolio of equity method investments.

Non-interest income amounted to $312.1 million for the six months ended June 30, 2022, compared to $308.2 million for the same period of the previous year. Non-interest income increased by $3.9 million primarily driven by:

• higher service charges on deposit accounts by $2.7 million principally due to higher ACH fees, offset by lower non-balance compensation fees at BPPR; and

• higher other service fees by $11.6 million, principally at the BPPR segment, due to higher credit card fees mainly in interchange income resulting from higher volume of transactions;

partially offset by

• higher losses on equity securities by $8.2 million due mainly to securities held for deferred benefit plans, which have an offsetting positive variance in personnel costs; and

• lower other operating income by $1.8 million principally due to lower net earnings from the combined portfolio of investments under the equity method and lower gains from the sale of long-lived assets.

Operating Expenses

Operating expenses amounted to $406.3 million for the quarter ended June 30, 2022, an increase of $38.1 million when compared with the same quarter of 2021, driven primarily by:

• higher personnel cost by $14.6 million mainly due to higher salaries as a result of salary adjustments; higher incentive compensation and higher profit-sharing expense, which is tied to the Corporation’s financial performance;

• higher professional fees by $13.7 million due to higher programming, processing and other technology services by $6.2 million mainly due to higher volume of transactions and higher advisory expense by $6.1 million related to higher increased customer activity and corporate initiatives related to compliance, fraud and cyber security among others; and

• higher business promotions by $4.8 million due to higher customer reward program expense in our credit card business by $4.0 million.

Operating expenses amounted to $808.6 million for the six months ended June 30, 2022, an increase of $64.9 million when compared with the same period of 2021, driven primarily by:

• higher personnel cost by $22.1 million mainly due to higher salaries as a result of salary adjustments;

• higher equipment expense by $4.2 million due to higher software amortization expense;

• higher other operating taxes by $4.3 million due to higher property taxes;

• higher professional fees by $22.3 million due to higher programming, processing and other technology services by $9.2 million mainly due to higher volume of transactions and higher advisory expense by $12.6 million related to higher increased customer activity and corporate initiatives related to compliance, fraud and cyber security among others;

• higher business promotions by $7.4 million due to higher customer reward program expense in our credit card business; and

• higher other operating expenses by $5.1 million due to lower gain on sale of foreclosed auto units and higher pension plan cost due to annual changes in actuarial assumptions; partially offset by lower write-down of foreclosed auto units.

Table 4 - Operating Expenses
	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2022	2021	Variance	2022	2021	Variance
Personnel costs:
Salaries	$101,847	$90,294	$11,553	$200,520	$179,629	$20,891
Commissions, incentives and other bonuses	29,787	26,374	3,413	61,126	59,592	1,534
Pension, postretirement and medical insurance	13,730	13,289	441	26,513	24,213	2,300
Other personnel costs, including payroll taxes	23,424	24,247	(823)	47,625	50,249	(2,624)
Total personnel costs	168,788	154,204	14,584	335,784	313,683	22,101
Net occupancy expenses	26,214	24,562	1,652	50,937	50,575	362
Equipment expenses	25,088	22,805	2,283	48,567	44,380	4,187
Other taxes	15,780	13,205	2,575	31,495	27,164	4,331
Professional fees:
Collections, appraisals and other credit related fees	2,802	3,486	(684)	5,028	6,806	(1,778)
Programming, processing and other technology services	73,305	67,152	6,153	142,679	133,518	9,161
Legal fees, excluding collections	3,091	2,367	724	7,045	4,732	2,313
Other professional fees	35,674	28,148	7,526	68,617	56,045	12,572
Total professional fees	114,872	101,153	13,719	223,369	201,101	22,268
Communications	5,993	6,005	(12)	12,140	12,838	(698)
Business promotion	21,353	16,511	4,842	36,436	29,032	7,404
FDIC deposit insurance	6,463	5,742	721	13,835	11,710	2,125
Other real estate owned (OREO) income	(7,806)	(4,299)	(3,507)	(10,519)	(8,832)	(1,687)
Other operating expenses:
Credit and debit card processing, volume and interchange and other expenses	11,375	10,917	458	23,884	23,371	513
Operational losses	4,061	6,528	(2,467)	15,886	14,424	1,462
All other	13,302	9,597	3,705	25,117	21,961	3,156
Total other operating expenses	28,738	27,042	1,696	64,887	59,756	5,131
Amortization of intangibles	795	1,255	(460)	1,686	2,306	(620)
Total operating expenses	$406,278	$368,185	$38,093	$808,617	$743,713	$64,904

Income Taxes

For the quarter and six months ended June 30, 2022, the Corporation recorded an income tax expense of $64.2 million and $114.7 million with an effective tax rate (“ETR”) of 23% and 21%, respectively, compared to $73.1 million and $149.9 million with an ETR of 25% and 24% for the respective periods of 2021. The decrease in income tax expense was primarily due to lower pre-tax income and higher tax exempt income for the quarter and six months ended June 30, 2022.

At June 30, 2022, the Corporation had a net deferred tax asset amounting to $0.8 billion, net of a valuation allowance of $0.6 billion. The net deferred tax asset related to the U.S. operations was $0.2 billion, net of a valuation allowance of $0.4 billion.

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

The Corporate group reported a net income of $4.8 million for the quarter ended June 30, 2022, compared with a net income of $6.6 million for the same quarter of the previous year. The decrease in net income was mainly attributed to higher salaries and higher professional services expense, offset by lower interest expense related to the redemption in the fourth quarter of 2021 of $186.7 million in Trust Preferred Securities issued by Popular Capital Trust I. For the six months ended June 30, 2022 the Corporate group reported net income of $11.1 million, compared to a net income of $8.9 million for the same period of the previous year. The increase in net income was due to lower interest expense from the redemption of the above mentioned Trust Preferred Securities, and higher earnings from equity method investments.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $179.6 million for the quarter ended June 30, 2022, compared with net income of $193.3 million for the same quarter of the previous year. The results for the second quarter of 2021 reflect a release of the reserve for credit losses of $22.0 million, reflective of the credit metrics and macroeconomic outlook. The factors that contributed to the variance in the financial results included the following:

• Higher net interest income by $28.6 million mainly due to:

• higher interest income from money market and investment securities by $30.2 million due to higher average balances of U.S. Treasury securities and higher yields from money market investments due to balances maintained at the Federal Reserve;

partially offset by

• lower interest income from loans by $1.0 million mainly from commercial loans due to lower fees from PPP loans and lower income from mortgage loans due to lower average balances, partially offset by higher income from consumer loans and leases due to loan growth; and

• higher interest expense on deposits by $0.6 million mainly due to higher costs, mainly from time deposits.

The net interest margin for the quarter ended June 30, 2022 was 3.02% compared to 2.91% for the same quarter in the previous year. The increase in net interest margin is driven by earnings assets mix and the higher rates for money market investments held at the Federal Reserve.

• A provision for loan losses expense of $8.8 million, compared to a reserve release of $22.0 million in the second quarter of 2021, or an unfavorable variance of $30.8 million;

• Non-interest income was higher by $8.3 million mainly due to:

• Higher other service fees by $5.7 million mainly due to higher credit card fees as a result of higher interchange transactional volumes; and

• Higher income from mortgage banking activities by $6.2 million due to a favorable variance in the fair value adjustment for MSRs and higher realized gains on closed derivative positions; partially offset by lower gain on sale of mortgage loans and securitization activity;

partially offset by

• lower other operating income by $2.6 million mostly due to lower earnings from the portfolio of equity method investments.

• Higher operating expenses by $29.8 million mostly due to:

• higher personnel costs by $12.8 million driven by higher salaries and benefits due to salary adjustments; higher incentive compensation and higher profit sharing expense;

• higher other taxes by $2.3 million, mainly from personal property taxes;

• higher professional fees by $4.5 million due mainly to processing and technology fees;

• higher business promotions by $4.3 million due to credit cards rewards expense as a result of higher transactional volumes; and

• higher other operating expenses by $6.2 million due to higher charges allocated from the Corporate segment, mainly advisory services;

partially offset by

• higher net recoveries from OREO by $3.3 million due mainly to higher gains on sale of commercial and residential properties and lower write-downs.

• Lower income tax expense by $10.0 million mainly due to lower income before tax.

For the six months ended June 30, 2022, the BPPR segment recorded net income of $358.2 million compared to a net income of $405.5 million for the same period of the previous year. The results for the six months ended June 30, 2021 reflect a release of the reserve for credit losses of $67.4 million, reflective of the credit metrics and macroeconomic outlook, at the time, compared to a release of $4.9 million for the six months-period ended June 30, 2022. The other factors that contributed to the variance in the financial results included the following:

• Higher net interest income by $33.4 million mainly due to:

• higher interest income from money market and investment securities by $45.9 million due to higher average balances of U.S. Treasury securities and higher yields from money market investments due to balances maintained at the Federal Reserve; and

• lower interest expense on deposits by $1.5 million mainly due to lower costs, offset by higher average balances;

partially offset by

• lower interest income from loans by $14.0 million mainly from commercial loans due to lower fees and average balances from PPP loans and lower income from mortgage loans due to lower average balances, partially offset by higher income from consumer loans and leases due to loan growth; and

The net interest margin for the six months ended June 30, 2022 was 2.84% compared to 3.00% for the same quarter in the previous year. The decrease in net interest margin is driven by earnings assets mix.

• An unfavorable variance of $62.5 million on the provision for loan losses, due to the reserve release in 2021, as discussed above;

• Non-interest income was higher by $9.1 million mainly due to:

• Higher service charges on deposit accounts by $2.7 million principally due to higher ACH fees, offset by lower non-balance compensation fees;

• Higher other service fees by $12.4 million mainly due to higher credit card fees as a result of higher interchange transactional volumes;

partially offset by

• lower other operating income by $4.3 million mostly due to lower earnings from the portfolio of equity method investments.

• Higher operating expenses by $56.9 million mostly due to:

• Higher personnel costs by $19.9 million driven by higher salaries and benefits due to salary adjustments;

• Higher other taxes by $4.3 million due mainly to property taxes;

• Higher professional fees by $4.3 million mainly due to higher programming, processing and other technology services; and

• Higher business promotion by $6.9 million due to higher customer rewards expense related to higher transactional volumes; and

• Higher other expenses by $19.0 million to due to higher charges allocated from the Corporate segment, mainly advisory services.

• Lower income tax expense by $29.5 million due to lower income before tax.

Popular U.S.

For the quarter ended June 30, 2022, the reportable segment of Popular U.S. reported a net income of $28.1 million, compared with a net income of $18.7 million for the same quarter of the previous year. The factors that contributed to the variance in the financial results included the following:

• Higher net interest income by $14.7 million due to:

• higher interest income from loans by $13.6 million, mainly from growth in the commercial and personal loans portfolio;

• lower interest expense on borrowings by $0.7 million due to lower average balance and lower rates; and

• lower interest expense on deposits by $0.5 million mainly due to lower interest rates.

The net interest margin for the quarter ended June 30, 2022 was 3.76% compared to 3.33% for the same quarter in the previous year. The increase in net interest margin was driven by earnings assets mix, including the growth in the loan portfolio.

• A favorable variance of $4.3 million on the provision for loan losses and unfunded commitments, reflective of credit metrics and the macroeconomic outlook;

• Higher operating expenses by $7.7 million due to

• higher personnel costs by $3.0 million due to salary adjustments;

• higher professional fees by $2.1 million due to higher mortgage servicing fees and lower deferred costs related to mortgage originations; and

• higher other expenses by $1.7 million due to higher charges allocated from the Corporate segment, mainly advisory services.

• Higher income tax expense by $1.5 million due mainly to a higher income before tax.

For the six months ended June 30, 2022 the PB segment recorded net income of $55.1 million, compared to a net income of $66.5 million for the same period of the previous year. The results for the six months ended June 30, 2021 reflect a release of the reserve for credit losses of $31.9 million, reflective of the credit metrics and macroeconomic outlook, compared to a release of $1.4 million for the six months ended June 30, 2022. The other factors that contributed to the variance in the financial results included the following:

• Higher net interest income by $22.0 million due to:

• higher interest income from loans by $18.9 million, mainly from growth in the commercial and personal loans portfolio;

• lower interest expense on deposits by $3.6 million due to lower rates;

partially offset by

• lower income from money market and investment securities by $1.4 million mainly due to lower average balances, offset by higher interest rates.

The net interest margin for the six months ended June 30, 2022 was 3.66% compared to 3.35% for the same period in the previous year. The increase in net interest margin is driven by earnings assets mix, including the growth in the loan portfolio.

• An unfavorable variance of $30.4 million on the provision for loan losses and unfunded commitments, due to the reserve release in 2021, as discussed above;

• Higher operating expenses by $7.9 million due to:

• higher personnel costs by $4.0 million due to salary adjustments;

• higher professional fees by $1.7 million lower deferred costs related to mortgage originations and higher technology service fees; and

• higher other expenses by $2.2 million due to higher charges allocated from the Corporate segment, mainly advisory services.

• Lower income tax expense by $4.9 million due mainly to a lower income before tax.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $71.5 billion at June 30, 2022, compared to $75.1 billion at December 31, 2021. Refer to the Consolidated Statements of Financial Condition included in this report for additional information.

Money market investments and debt securities available-for-sale

Money market investments decreased by $7.8 billion mainly due to lower Puerto Rico public sector deposits and the deployment of liquidity to purchase investment securities and loan originations. Debt securities available-for-sale and held-to-maturity increased by $1.3 billion and $1.6 billion, respectively at June 30, 2022, due to purchases of U.S. Treasury securities. Refer to Note 5 to the Consolidated Financial Statements for additional information with respect to the Corporation’s debt securities available-for-sale.

Loans

Refer to Table 5 for a breakdown of the Corporation’s loan portfolio. Also, refer to Note 7 in the Consolidated Financial Statements for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Loans held-in-portfolio increased by $1.1 billion to $30.4 billion at June 30, 2022, mainly due to an increase in commercial and consumer loans at both BPPR and PB.

Table 5 - Loans Ending Balances
(In thousands)	June 30, 2022	December 31, 2021	Variance
Loans held-in-portfolio:
Commercial	$14,545,301	$13,732,701	$812,600
Construction	790,920	716,220	74,700
Leasing	1,480,222	1,381,319	98,903
Mortgage	7,261,955	7,427,196	(165,241)
Auto	3,489,976	3,412,187	77,789
Consumer	2,802,562	2,570,934	231,628
Total loans held-in-portfolio	$30,370,936	$29,240,557	$1,130,379
Loans held-for-sale:
Mortgage	$28,546	$59,168	$(30,622)
Total loans held-for-sale	$28,546	$59,168	$(30,622)
Total loans	$30,399,482	$29,299,725	$1,099,757

Other assets

Other assets amounted to $1.8 billion at June 30, 2022, compared to $1.6 billion at December 31, 2021. Refer to Note 12 to the Consolidated Financial Statements for a breakdown of the principal categories that comprise the caption of “Other Assets” in the Consolidated Statements of Financial Condition at June 30, 2022 and December 31, 2021.

Liabilities

The Corporation’s total liabilities were $67.2 billion at June 30, 2022, a decrease of $1.9 billion, compared to $69.1 billion at December 31, 2021, mainly due to lower deposits as discussed below.

Deposits and Borrowings

The composition of the Corporation’s financing to total assets at June 30, 2022 and December 31, 2021 is included in Table 6.

Table 6 - Financing to Total Assets
	June 30,	December 31,	% increase (decrease)	% of total assets
(In millions)	2022	2021	from 2021 to 2022	2022	2021
Non-interest bearing deposits	$16,663	$15,684	6.2%	23.3%	20.9%
Interest-bearing core deposits	44,768	47,954	(6.6)	62.6	63.9
Other interest-bearing deposits	3,897	3,367	15.7	5.5	4.5
Repurchase agreements	71	92	(22.8)	0.1	0.1
Other short-term borrowings	-	75	N.M.	-	0.1
Notes payable	888	989	(10.2)	1.2	1.3
Other liabilities	922	968	(4.8)	1.3	1.3
Stockholders’ equity	4,293	5,969	(28.1)	6.0	7.9

Deposits

The Corporation’s deposits totaled $65.3 billion at June 30, 2022, compared to $67.0 billion at December 31, 2021. The deposits decrease of $1.7 billion was mainly due to lower Puerto Rico public sector deposits by $3.3 billion at BPPR, partially offset by growth in other deposits sectors. At June 30, 2022, Puerto Rico public sector deposits amounted to $17.1 billion. The receipt by the Puerto Rico Government of additional COVID-19 pandemic and hurricane recovery related Federal assistance, and seasonal tax collections, could increase public deposit balances at BPPR in the near term. However, the rate at which public deposit balances may decline is uncertain and difficult to predict. The amount and timing of any such reduction is likely to be impacted by, for example, the speed at which COVID-19 pandemic and hurricane recovery federal assistance is distributed, the financial condition, liquidity and cash management practices of the Puerto Rico Government and its instrumentalities and the implementation of fiscal and debt adjustment plans approved pursuant to PROMESA or other actions mandated by the Fiscal Oversight and Management Board for Puerto Rico (the “Oversight Board”).

Refer to Table 7 for a breakdown of the Corporation’s deposits at June 30, 2022 and December 31, 2021.

Table 7 - Deposits Ending Balances
(In thousands)	June 30, 2022	December 31, 2021	Variance
Demand deposits [1]	$27,798,243	$25,889,732	$1,908,511
Savings, NOW and money market deposits (non-brokered)	29,672,655	33,674,134	(4,001,479)
Savings, NOW and money market deposits (brokered)	761,244	729,073	32,171
Time deposits (non-brokered)	6,896,786	6,685,938	210,848
Time deposits (brokered CDs)	198,736	26,211	172,525
Total deposits	$65,327,664	$67,005,088	$(1,677,424)
[1] Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings totaled $1.0 billion at June 30, 2022 compared to $1.2 billion at December 31, 2021. Refer to Note 15 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Stockholders’ Equity

Stockholders’ equity totaled $4.3 billion at June 30, 2022, a decrease of $1.7 billion when compared to December 31, 2021, principally due to an increase in accumulated unrealized losses on debt securities available-for-sale by $1.6 billion due to a decline in fair value of fixed-rate debt securities as a result of the rising interest rate environment, the impact of the $400 million ASR and declared quarterly common stock dividends, partially offset by the net income of $423.1 million for the six months ended June 30, 2022. Refer to the Consolidated Statements of Financial Condition, Comprehensive Income and of Changes in Stockholders’ Equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation, BPPR and PB are subject to regulatory capital requirements established by the Federal Reserve Board. The risk-based capital standards applicable to the Corporation, BPPR and PB (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of June 30, 2022, the Corporation’s, BPPR’s and PB’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 8, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of June 30, 2022 and December 31, 2021.

Table 8 - Capital Adequacy Data

(Dollars in thousands)	June 30, 2022	December 31, 2021
Common equity tier 1 capital:
Common stockholders equity - GAAP basis	$4,271,206	$5,947,254
CECL transitional amount [1]	127,127	169,502
AOCI related adjustments due to opt-out election	1,888,849	257,762
Goodwill, net of associated deferred tax liability (DTL)	(588,752)	(591,703)
Intangible assets, net of associated DTLs	(14,533)	(16,219)
Deferred tax assets and other deductions	(270,588)	(290,565)
Common equity tier 1 capital	$5,413,309	$5,476,031
Additional tier 1 capital:
Preferred stock	22,143	22,143
Additional tier 1 capital	$22,143	$22,143
Tier 1 capital	$5,435,452	$5,498,174
Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	192,674	192,674
Other inclusions (deductions), net	413,540	393,257
Tier 2 capital	$606,214	$585,931
Total risk-based capital	$6,041,666	$6,084,105
Minimum total capital requirement to be well capitalized	$3,302,848	$3,144,122
Excess total capital over minimum well capitalized	$2,738,818	$2,939,983
Total risk-weighted assets	$33,028,484	$31,441,224
Total assets for leverage ratio	$71,850,332	$74,238,367
Risk-based capital ratios:
Common equity tier 1 capital	16.39%	17.42%
Tier 1 capital	16.46	17.49
Total capital	18.29	19.35
Tier 1 leverage	7.56	7.41
[1] The CECL transitional amount includes the impact of Popular's adoption of the new CECL accounting standard on January 1, 2020.

The Basel III capital rules provide that a depository institution will be deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of June 30, 2022, the Corporation, BPPR and PB continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

Pursuant to the adoption of the CECL accounting standard on January 1, 2020, the Corporation elected to use the five-year transition period option as provided in the final interim regulatory capital rules effective March 31, 2020. The five-year transition period provision delays for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay. As of June 30, 2022, the Corporation had phased-in 25% of the cumulative CECL deferral with the remaining impact to be recognized over the remainder of the three-year transition period.

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to neutralize the regulatory capital effects of participating in the program. Specifically, the agencies have clarified that banking organizations, including the Corporation and its Bank subsidiaries, are permitted to assign a zero percent risk weight to PPP loans for purposes of determining risk-weighted assets and risk-based capital ratios. Additionally, in order to facilitate use of the Paycheck Protection Program Liquidity Facility (the “PPPL Facility”), which provides Federal Reserve Bank loans to eligible financial institutions such as the Corporation’s Bank subsidiaries to fund PPP loans, the agencies further clarified that, for purposes of determining leverage ratios, a banking organization is permitted to exclude from total average assets PPP loans that have been pledged as collateral for a PPPL Facility. As of June 30, 2022, the Corporation has $89 million in PPP loans and no loans were pledge as collateral for PPPL Facilities.

The decrease in the common equity Tier I capital ratio, Tier I capital ratio, and total capital ratio as of June 30, 2022 as compared to December 31, 2021 was mainly attributed to the accelerated share repurchase agreement to repurchase an aggregate of $400 million of Popular’s common stock, and an increase in risk-weighted assets driven by the growth in the commercial loans portfolio, partially offset by the six month period earnings. The increase in leverage capital ratio was mainly due to the decrease in average total assets, which mostly did not have a significant impact on the risk-weighted assets.

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

Table 9 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of June 30, 2022, and December 31, 2021.

Table 9 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	June 30, 2022	December 31, 2021
Total stockholders’ equity	$4,293,349	$5,969,397
Less: Preferred stock	(22,143)	(22,143)
Less: Goodwill	(720,293)	(720,293)
Less: Other intangibles	(14,533)	(16,219)
Total tangible common equity	$3,536,380	$5,210,742
Total assets	$71,501,931	$75,097,899
Less: Goodwill	(720,293)	(720,293)
Less: Other intangibles	(14,533)	(16,219)
Total tangible assets	$70,767,105	$74,361,387
Tangible common equity to tangible assets	5.00%	7.01%
Common shares outstanding at end of period	76,576,397	79,851,169
Tangible book value per common share	$46.18	$65.26

	Quarterly average
Total stockholders’ equity [1]	$5,827,666	$5,961,214
Less: Preferred Stock	(22,143)	(22,143)
Less: Goodwill	(720,292)	(706,184)
Less: Other intangibles	(15,043)	(19,889)
Total tangible common equity	$5,070,188	$5,212,998
Return on average tangible common equity	16.70%	15.66%
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

Most of the assets subject to market valuation risk are debt securities classified as available-for-sale. Refer to Notes 5 and 6 to the Consolidated Financial Statements for further information on the debt securities available-for-sale and held-to-maturity portfolios. Debt securities classified as available-for-sale amounted to $26.3 billion as of June 30, 2022. Other assets subject to market risk include loans held-for-sale, which amounted to $29 million, mortgage servicing rights (“MSRs”) which amounted to $130 million and securities classified as “trading”, which amounted to $32 million, as of June 30, 2022.

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

The Corporation processes NII simulations under interest rate scenarios in which the yield curve is assumed to rise and decline by the same magnitude (parallel shifts). The rate scenarios considered in these market risk simulations reflect instantaneous parallel changes of -100, -200, +100, +200 and +400 basis points during the succeeding twelve-month period. Simulation analyses are based on many assumptions, including relative levels of market interest rates across all yield curve points and indexes, interest rate spreads, loan prepayments and deposit elasticity. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. Additionally, the Company is also subject to basis risk in the repricing of its assets and liabilities, including the basis related to using different rate indexes for the repricing of assets and liabilities, as well as the effect of pricing lags which may be contractual or due to historical differences in the timing of management responses to changes in the rate environment. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The following table presents the results of the simulations at June 30, 2022 and December 31, 2021, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:

Table 10 - Net Interest Income Sensitivity (One Year Projection)
	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate
+400 basis points	$29,304	1.31%	$257,223	13.21%
+200 basis points	15,465	0.69	197,354	10.14
+100 basis points	8,908	0.40	166,920	8.57
-100 basis points	(99,097)	(4.44)	(78,408)	(4.03)
-200 basis points	(228,558)	(10.23)	(120,661)	(6.20)

As of June 30, 2022, NII simulations show the Corporation maintains an asset sensitive position, meaning that changes in net interest income are primarily driven by changes in asset yields. In declining rate scenarios net interest income would fall, as changes in asset yields would decline faster and by a higher magnitude than liability costs. In rising rate scenarios asset sensitive banks usually benefit from faster changes in asset yields relative to deposit costs. However, in the case of Popular, its sensitivity profile is impacted by a large proportion of Puerto Rico public sector deposits which are indexed to market rates. As short-term rates have risen the cost of these deposits is now expected to increase in sync with market rates and therefore reduce the benefit in rising rate environments. As of June 30, 2022, Popular has an asymmetric sensitivity profile meaning that the rate of change in NII in declining rate scenarios is larger than it is in the rising rate scenarios. The sensitivity to rising rates is near neutral this quarter compared to a substantially asset sensitive position as of December 31, 2021. The primary reasons for the reduction in sensitivity are i) the realization of much of the expected benefit in net interest income given the higher interest rates observed during the first half of 2022 ii) a decrease in cash balances (which reprice instantaneously) via the deployment into longer term investments and loans and iii) the market indexed nature of Puerto Rico public sector deposits which represented $17.1 billion or 26% of deposits as of June 30, 2022.

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

At June 30, 2022, the Corporation held trading securities with a fair value of $32 million, representing approximately 0.05% of the Corporation’s total assets, compared with $30 million and 0.04%, respectively, at December 31, 2021. As shown in Table 11, the trading portfolio consists principally of mortgage-backed securities and U.S. Treasuries, which at June 30, 2022 were investment grade securities. As of June 30, 2022 and December 31, 2021, the trading portfolio also included $0.1 million in Puerto Rico government obligations. Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized net trading account gain of $51 thousand and a net trading account loss of $47 thousand, respectively, for the quarters ended June 30, 2022 and June 30, 2021.

Table 11 - Trading Portfolio
	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Weighted Average Yield[1]	Amount	Weighted Average Yield[1]
Mortgage-backed securities	$14,904	5.80%	$22,559	5.12%
U.S. Treasury securities	16,873	1.20	6,530	0.03
Collateralized mortgage obligations	203	5.57	257	5.61
Puerto Rico government obligations	73	0.47	85	0.47
Interest-only strips	264	12.00	280	12.00
Total	$32,317	3.44%	$29,711	4.06%
[1] Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.3 million for the last week in June 2022. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 91% of the Corporation’s total assets at June 30, 2022 and 89% at December 31, 2021. The ratio of total ending loans to deposits was 47% at June 30, 2022, compared to 44% at December 31, 2021. In addition to traditional deposits, the Corporation maintains borrowing arrangements, which amounted to approximately $1.0 billion in outstanding balances at June 30, 2022 (December 31, 2021 - $1.2 billion). A detailed description of the Corporation’s borrowings, including their terms, is included in Note 15 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

On July 12, 2022, the Corporation completed its previously announced accelerated share repurchase program for the repurchase of an aggregate $400 million of Popular’s common stock, refer to Note 17 to the Consolidated Financial Statements for additional information.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 7 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and public sector customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $250,000, excluding brokered deposits with denominations under $250,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $61.4 billion, or 94% of total deposits, at June 30, 2022, compared with $63.6 billion, or 95% of total deposits, at December 31, 2021. Core deposits financed 90% of the Corporation’s earning assets at June 30, 2022, compared with 88% at December 31, 2021.

The distribution by maturity of certificates of deposits with denominations of $250,000 and over at June 30, 2022 is presented in the table that follows:

Table 12 - Distribution by Maturity of Certificate of Deposits of $250,000 and Over
(In thousands)
3 months or less	$2,349,710
Over 3 to 12 months	230,766
Over 1 year to 3 years	231,066
Over 3 years	140,369
Total	$2,951,911

The Corporation had $1.0 billion in brokered deposits at June 30, 2022, which financed approximately 1% of its total assets (December 31, 2021 - $0.8 billion and 1%, respectively). In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

Deposits from the public sector represent an important source of funds for the Corporation. As of June 30, 2022, total public sector deposits were $17.1 billion, compared to $20.3 billion at December 31, 2021. Generally, these deposits require that the bank pledge high credit quality securities as collateral; therefore, liquidity risks arising from public sector deposit outflows are lower given that the bank receives its collateral in return. This, now unpledged, collateral can either be financed via repurchase agreements or sold for cash. However, there are some timing differences between the time the deposit outflow occurs and when the bank receives its collateral.

At June 30, 2022, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if the banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

The outstanding balance of notes payable at the BHCs amounted to $497 million at June 30, 2022 and $496 million at December 31, 2021.

The contractual maturities of the BHCs notes payable at June 30, 2022 are presented in Table 13.

Table 13 - Distribution of BHC's Notes Payable by Contractual Maturity
Year	(In thousands)
2023	$298,475
Later years	198,306
Total	$496,781

Annual debt service at the BHCs is approximately $32 million, and the Corporation’s latest quarterly dividend was $0.55 per share. The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future. As of June 30, 2022, the BHCs had cash and money markets investments totaling $264 million, borrowing potential of $193 million from its secured facility with BPPR. In addition to these liquidity sources, the stake in Evertec had a market value of $430 million as of June 30, 2022 and it represents an additional source of contingent liquidity. On July 1, 2022, the Corporation exchanged a portion of these shares as part of a transaction in which it acquired certain critical channels from Evertec and renegotiated several service agreements with Evertec, as discussed in Note 33 to the Consolidated Financial Statements.

Non-Banking Subsidiaries

The principal sources of funding for the non-banking subsidiaries include internally generated cash flows from operations, loan sales, repurchase agreements, capital injections and borrowed funds from their direct parent companies or the holding companies. The principal uses of funds for the non-banking subsidiaries include repayment of maturing debt, operational expenses and payment of dividends to the BHCs. The liquidity needs of the non-banking subsidiaries are minimal since most of them are funded internally from operating cash flows or from intercompany borrowings or capital contributions from their holding companies. During the period ended June 30, 2022, Popular, Inc. made capital contributions to its wholly owned subsidiaries of $25 million to Popular Re, Inc. and $10 million to Popular Securities.

Dividends

During the six months ended June 30, 2022, the Corporation declared cash dividends of $1.10 per common share outstanding ($84.2 million in the aggregate). The dividends for the Corporation’s Series A preferred stock amounted to $0.7 million. During the six months ended June 30, 2022, the BHC’s received dividends amounting to $450 million from BPPR, $54 million from PNA $4 million in dividends from its non-banking subsidiaries and $1 million in dividends from Evertec. In addition, during the six months ended June 30, 2022, Popular International Bank Inc., wholly owned subsidiary of Popular, Inc., received $16 million in dividends from its investment in BHD. Dividends from BPPR constitute Popular, Inc.’s primary source of liquidity.

Other Funding Sources and Capital

The debt securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s debt securities portfolio consists primarily of liquid U.S. government debt securities, U.S. government sponsored agency debt securities, U.S. government sponsored agency mortgage-backed securities, and U.S. government sponsored agency collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged debt securities amounted to $7.2 billion at June 30, 2022 and $3.0 billion at December 31, 2021. A substantial portion of these debt securities could be used to raise financing in the U.S. money markets or from secured lending sources.

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

The Corporation monitors its cash requirements, including its contractual obligations and debt commitments. As discussed above, liquidity is managed by the Corporation in order to meet its short- and long-term cash obligations. Note 15 to the Consolidated Financial Statements has information on the Corporation’s borrowings by maturity, which amounted to $1.0 billion at June 30, 2022 (December 31, 2021 - $1.2 billion).

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

The following summarized financial information presents the financial position of the obligor group, on a combined basis at June 30, 2022 and December 31, 2021, and the results of their operations for the period ended June 30, 2022 and June 30, 2021. Investments in and equity in the earnings from the other subsidiaries and affiliates that are not members of the obligor group have been excluded.

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

Table 14 - Summarized Statement of Condition

(In thousands)	June 30, 2022	December 31, 2021
Assets
Cash and money market investments	$264,234	$291,540
Investment securities	24,967	25,691
Accounts receivables from non-obligor subsidiaries	21,471	17,634
Other loans (net of allowance for credit losses of $260 (2021 - $96))	28,532	29,349
Investment in equity method investees	129,986	114,955
Other assets	46,284	42,251
Total assets	$515,474	$521,420
Liabilities and Stockholders' deficit
Accounts payable to non-obligor subsidiaries	$4,140	$6,481
Accounts payable to affiliates and related parties	1,209	1,254
Notes payable	496,781	496,134
Other liabilities	95,329	97,172
Stockholders' deficit	(81,985)	(79,621)
Total liabilities and stockholders' deficit	$515,474	$521,420

Table 15 - Summarized Statement of Operations

	For the six months ended
(In thousands)	June 30, 2022	June 30, 2021
Income:
Dividends from non-obligor subsidiaries	$454,000	$579,000
Interest income from non-obligor subsidiaries and affiliates	399	442
Earnings from investments in equity method investees	14,995	14,669
Other operating (expense) income	(2,669)	2,578
Total income	$466,725	$596,689
Expenses:
Services provided by non-obligor subsidiaries and affiliates (net of reimbursement by subsidiaries for services provided by parent of $98,651 (2021 - $81,940))	$8,003	$6,514
Other operating expenses	7,738	14,529
Total expenses	$15,741	$21,043
Net income (loss)	$450,984	$575,646

During the six months ended June 30, 2022, the Obligor group recorded $1.2 million of dividend distributions from its direct equity method investees. During the six months ended June 30, 2021, the Obligor group recorded $1.7 million of distributions from its direct equity method investees, of which $1.2 million were related to dividend distributions.

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

Furthermore, various statutory provisions limit the amount of dividends an insured depository institution may pay to its holding company without regulatory approval. A member bank must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income for that year, combined with its retained net income for the preceding two years, after considering those years’ dividend activity, less any required transfers to surplus or to a fund for the retirement of any preferred stock. During the six months ended June 30, 2022, BPPR declared cash dividends of $450 million. At June 30, 2022, BPPR would have needed to obtain prior approval of the Federal Reserve Board before declaring a dividend due to its declared dividend activity and transfers to statutory reserves over the latest three years. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. Pursuant to these requirements, PB may not declare or pay a dividend without the prior approval of the Federal Reserve Board and the NYSDFS. The ability of a bank subsidiary to up-stream dividends to its BHC could thus be impacted by its financial performance, thus potentially limiting the amount of cash moving up to the BHCs from the banking subsidiaries. This could, in turn, affect the BHCs ability to declare dividends on its outstanding common and preferred stock, for example.

The Corporation’s banking subsidiaries have historically not used unsecured capital market borrowings to finance its operations, and therefore are less sensitive to the level and changes in the Corporation’s overall credit ratings.

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $9 million in deposits at June 30, 2022 that are subject to rating triggers.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 19 to the Consolidated Financial Statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $34 million at June 30, 2022. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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

COVID-19 Pandemic

On December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and has since spread globally to other countries and jurisdictions, including the mainland United States and Puerto Rico. In March 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic significantly disrupted and negatively impacted the global economy, disrupted global supply chains, created significant volatility in financial markets, and increased unemployment levels worldwide, including in the markets in which we do business.

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

Economic Performance

The Commonwealth’s economy entered a recession in the fourth quarter of fiscal year 2006 and its gross national product (“GNP”) contracted (in real terms) every fiscal year between 2007 and 2018, with the exception of fiscal year 2012. Pursuant to the latest Puerto Rico Planning Board (the “Planning Board”) estimates, dated March 2021, the Commonwealth’s real GNP increased by 1.8% in fiscal year 2019 due to the influx of federal funds and private insurance payments to repair damage caused by Hurricanes Irma and María. However, the Planning Board estimates that the Commonwealth’s real GNP decreased by approximately 3.2% in fiscal year 2020 due primarily to the adverse impact of the COVID-19 pandemic and the measures taken by the government in response to the same. The Planning Board projected that the negative effects of COVID-19 would continue through fiscal year 2021, resulting in a contraction in real GNP of approximately -2%, followed by 0.8% and 1.7% GNP growth in fiscal years 2022 and 2023, respectively.

Certain information regarding current economic activity is available in the form of the Economic Development Bank for Puerto Rico (“EDB”) Economic Activity Index (the “EDB Economic Activity Index”), a coincident indicator of ongoing economic activity. The latest EDB Economic Activity Index, which is an indicator of general economic activity and not a direct measurement of real GNP, reflected a 3.3% increase in May 2022, compared to May 2021. From July 2021 to May 2022, the EDB Economic Activity Index reflected a 4.7% increase compared to the same period in fiscal year 2021. The Puerto Rico Consumer Price Index, published by the Department of Labor and Human Resources of Puerto Rico, increased to 130.2 in June 2022, a 7.2% increase to the corresponding figure in June 2021. Over the same period, the United States Consumer Price Index, published by the U.S. Bureau of Labor Statistics, increased by 9.1%, the largest year-over-year increase since 1981. Increasing inflation or prolonged periods of high inflation may adversely affect our business and results of operations.

Fiscal Challenges

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

In October 2016, the Oversight Board designated the Commonwealth and all of its public corporations and instrumentalities (except its municipalities) as “covered entities” under PROMESA. In May 2019, the Oversight Board also designated all of the Commonwealth’s municipalities as covered entities. At the Oversight Board’s request, covered entities are required to submit fiscal plans and annual budgets to the Oversight Board for its review and approval. They are also required to seek Oversight Board approval to issue, guarantee or modify their debts and to enter into contracts with an aggregate value of $10 million or more. Finally, covered entities are potentially eligible to avail themselves of the debt restructuring processes provided by PROMESA. For additional discussion of risk factors related to the Puerto Rico fiscal challenges, see “Part I – Item 1A – Risk Factors” in the Corporation’s Form 10-K.

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

The 2022 Fiscal Plan incorporates the debt service costs of the Commonwealth’s restructured debt pursuant to the Plan of Adjustment (as defined and further explained below), and projects an unrestricted surplus after debt service averaging $1 billion annually between fiscal years 2022 to 2031. This surplus is projected to decline over time as federal disaster relief funding slows, nominal GNP growth declines, revenues decline, and healthcare expenditures rise. The 2022 Fiscal Plan estimates that fiscal measures could drive approximately $6.3 billion in savings and extra revenue over fiscal years 2022 through 2026 and that structural reforms could drive a cumulative 0.90% increase in growth by fiscal year 2051 (equal to approximately $33 billion).

The 2022 Fiscal Plan provides for the gradual reduction and the ultimate elimination of Commonwealth budgetary subsidies to municipalities, which constitute a material portion of the operating revenues of some municipalities. From fiscal year 2017 to fiscal year 2020, Commonwealth appropriations to municipalities have decreased by approximately 64% (from approximately $370 million in fiscal year 2017 to approximately $132 million in fiscal year 2020). In response to the COVID-19 crisis, reductions in appropriations to municipalities were paused in fiscal year 2021. Municipalities also received extraordinary appropriations and other funds from federally-funded programs during fiscal year 2022, which has helped temporarily offset the impact of the reduced Commonwealth support. However, the 2022 Fiscal Plan contemplates additional reductions in appropriations to municipalities each fiscal year, before eventually phasing out all appropriations in fiscal year 2025. Further, while the Commonwealth had enacted legislation in 2019 suspending the municipality’s obligations to contribute to the Commonwealth’s health plan and pay-as-you go retirement system, such legislation was challenged by the Oversight Board and eventually declared null by the Title III court in April 2020. As a result, municipalities are required to cover their own employees’ healthcare costs and retirement benefits and had to reimburse the Commonwealth for such costs corresponding to the period during which the law was in effect. Finally, the 2022 Fiscal Plan notes that municipalities have made little or no progress towards implementing fiscal discipline required to reduce reliance on Commonwealth appropriations and that this lack of fiscal management threatens the ability of municipalities to provide necessary services, such as health, sanitation, public safety, and emergency services to their residents, forcing them to prioritize expenditures.

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

On May 20, 2022, the Oversight Board certified the latest version of the fiscal plan (the “CRIM Fiscal Plan”) for the Municipal Revenue Collection Center (“CRIM”), the government entity responsible for collecting property taxes and distributing them among the municipalities. The CRIM Fiscal Plan outlines a series of measures centered around improving the competitiveness of Puerto Rico’s property tax regime and the enhancement of property tax collections, including identifying and appraising new properties as well as improvements to existing properties, and implementing operational and technological initiatives.

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

Exposure of the Corporation

The credit quality of BPPR’s loan portfolio reflects, among other things, the general economic conditions in Puerto Rico and other adverse conditions affecting Puerto Rico consumers and businesses. While PROMESA provided a process to address the Commonwealth’s fiscal challenges, the complexity and uncertainty of the PROMESA Title III proceedings for the Commonwealth and various of its instrumentalities and the adjustment measures required by the fiscal plans still present significant economic risks. Furthermore, if global or local economic conditions worsen or the Government of Puerto Rico and the Oversight Board are unable to adequately manage the Commonwealth’s fiscal and economic challenges, including by controlling the COVID-19 pandemic and consummating an orderly restructuring of the Commonwealth’s debt obligations while continuing to provide essential services, these adverse effects could continue or worsen in ways that we are not able to predict.

At June 30, 2022, the Corporation’s direct exposure to the Puerto Rico government’s instrumentalities and municipalities totaled $396 million of which $353 million were outstanding, compared to $367 million at December 31, 2021, of which $349 million were outstanding. A deterioration in the Commonwealth’s fiscal and economic situation could adversely affect the value of our Puerto Rico government obligations, resulting in losses to us. Of the amount outstanding, $326 million consists of loans and $27million are securities ($319 million and $30 million, respectively, at December 31, 2021). All of the Corporation’s direct exposure outstanding at June 30, 2022 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At June 30, 2022, 73% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. For additional discussion of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to Note 20 – Commitments and Contingencies.

In addition, at June 30, 2022, the Corporation had $262 million in loans insured or securities issued by Puerto Rico governmental entities, but for which the principal source of repayment is non-governmental ($275 million at December 31, 2021). These included $220 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2021 - $232 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had, at June 30, 2022, $42 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default, and upon the satisfaction of certain other conditions (December 31, 2021 - $43 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, a moratorium on such obligations has not been imposed as of the date hereof.

BPPR’s commercial loan portfolio also includes loans to private borrowers who are service providers, lessors, suppliers or have other relationships with the government. These borrowers could be negatively affected by the fiscal and economic measures taken by the Commonwealth government. Similarly, BPPR’s mortgage and consumer loan portfolios include loans to government employees and retirees, which could also be negatively affected by fiscal measures such as employee layoffs or furloughs or reductions in pension benefits.

As of June 30, 2022, BPPR had $17.1 billion in deposits from the Commonwealth, its instrumentalities, and municipalities. The rate at which public deposit balances may decline is uncertain and difficult to predict. The amount and timing of any such reduction is likely to be impacted by, for example, the speed at which COVID-19 pandemic and hurricane recovery federal assistance is distributed and the financial condition, liquidity and cash management practices of such entities, as well as on the ability of BPPR to maintain these customer relationships.

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

The USVI has been experiencing a number of fiscal and economic challenges, which have been and might be further exacerbated as a result of the effects of the COVID-19 pandemic, and which could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations. PROMESA does not apply to the USVI and, as such, there is currently no federal legislation permitting the restructuring of the debts of the USVI and its public corporations and instrumentalities.

To the extent that the fiscal condition of the USVI continues to deteriorate, the U.S. Congress or the Government of the USVI may enact legislation allowing for the restructuring of the financial obligations of USVI government entities or imposing a stay on creditor remedies, including by making PROMESA applicable to the USVI.

At June 30, 2022, the Corporation had approximately $29 million in direct exposure to USVI government entities (December 31, 2021 - $70 million). The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

British Virgin Islands

The Corporation has operations in the British Virgin Islands (“BVI”), which has been negatively affected by the COVID-19 pandemic, particularly as a reduction in the tourism activity which accounts for a significant portion of its economy. Although the Corporation has no significant exposure to a single borrower in the BVI, at June 30, 2022 it has a loan portfolio amounting to approximately $217 million comprised of various retail and commercial clients, compared to a loan portfolio of $221 million at December 31, 2021.

U.S. Government

As further detailed in Notes 5 and 6 to the Consolidated Financial Statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $1.5 billion of residential mortgages, $89 million of SBA loans under the Paycheck Protection Program (“PPP”) and $69 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at June 30, 2022 (compared to $1.6 billion, $353 million and $67 million, respectively, at December 31, 2021).

Non-Performing Assets

Non-performing assets (“NPAs”) include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 16.

During the second quarter of 2022, the Corporation continued to exhibit strong credit quality trends and low credit costs with low level of NCOs and decreasing NPLs. We continue to closely monitor changes in the macroeconomic environment and on borrower performance, given potential economic headwinds, rising interest rates and geopolitical uncertainty. However, management believes that the improvement over the last few years in the risk profile of the Corporation’s loan portfolios positions Popular to operate successfully under the current challenging environment.

Total NPAs decreased by $63 million at June 30, 2022 when compared with December 31, 2021. Total non-performing loans held-in-portfolio (“NPLs”) decreased by $70 million at June 30, 2022 from December 31, 2021. BPPR’s NPLs decreased by $69 million at June 30, 2022, mainly driven by lower mortgage NPLs by $49 million, due to the combined effects of collection efforts, increased foreclosure activity and the on-going low levels of early delinquency compared with pre-pandemic trends, coupled with a $24 million decrease in the commercial NPLs. Popular U.S. NPLs remained essentially flat at $33 million from December 31, 2021. At June 30, 2022, the ratio of NPLs to total loans held-in-portfolio was 1.6% compared to 1.9% in the December 31, 2021. Other real estate owned loans (“OREOs”) increased by $7 million at June 30, 2022, mainly due to the end of the COVID-19 related foreclosure moratorium period.

At June 30, 2022, NPLs secured by real estate amounted to $353 million in the Puerto Rico operations and $28 million in Popular U.S. These figures were $428 million and $31 million, respectively, at December 31, 2021.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”) amounted to $9.1 billion at June 31, 2022, of which $2.9 billion was secured with owner occupied properties, compared with $8.4 billion and $1.8 billion, respectively, at December 31, 2021. During the first quarter of 2022, the Corporation reclassified $0.9 billion of loans from the Commercial Real Estate (“CRE”) Non-Owner-Occupied category to the CRE Owner-Occupied category. The selected loans are primarily to skilled and assisted living nursing homes where the majority of the revenues, which are the basis for the repayment of the loans, are generated from medical and related operational activities. These loans meet the type of business and source requirements as defined in the regulatory guidance allowing this classification. CRE NPLs amounted to $55 million at June 30, 2022, compared with $77 million at December

31, 2021. The CRE NPL ratios for the BPPR and Popular U.S. segments were 1.23% and 0.04%, respectively, at June 30, 2022, compared with 1.95% and 0.04%, respectively, at December 31, 2021.

In addition to the NPLs included in Table 16, at June 30, 2022, there were $382 million of performing loans, mainly commercial loans, which in management’s opinion, were currently subject to potential future classification as non-performing (December 31, 2021 - $214 million).

For the quarter ended June 30, 2022, total inflows of NPLs held-in-portfolio, excluding consumer loans, decreased by approximately $46 million, when compared to the inflows for the same period in 2021. Inflows of NPLs held-in-portfolio at the BPPR segment decreased by $45 million compared to the same period in 2021, driven by lower commercial and mortgage inflows by $38 million and $7 million, respectively. Inflows of NPLs held-in-portfolio at the Popular U.S. segment remained essentially flat from the same period in 2021.

Table 16 - Non-Performing Assets
	June 30, 2022				December 31, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category
Commercial	$96,493	$7,446	$103,939	0.7%	$120,047	$5,532	$125,579	0.9%
Construction	-	-	-	-	485	-	485	0.1
Leasing	4,665	-	4,665	0.3	3,102	-	3,102	0.2
Mortgage	284,670	20,192	304,862	4.2	333,887	21,969	355,856	4.8
Auto	28,045	-	28,045	0.8	23,085	-	23,085	0.7
Consumer	30,958	5,455	36,413	1.3	33,683	6,087	39,770	1.5
Total non-performing loans held-in-portfolio	444,831	33,093	477,924	1.6%	514,289	33,588	547,877	1.9%
Other real estate owned (“OREO”)	90,593	1,544	92,137		83,618	1,459	85,077
Total non-performing assets[1]	$535,424	$34,637	$570,061		$597,907	$35,047	$632,954
Accruing loans past due 90 days or more[2]	$406,722	$576	$407,298		$480,649	$118	$480,767
Ratios:
Non-performing assets to total assets	0.89%	0.30%	0.80%		0.93%	0.32%	0.84%
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.07	0.37	1.57		2.46	0.40	1.87
Allowance for credit losses to loans held-in-portfolio	2.70	1.14	2.24		2.85	1.21	2.38
Allowance for credit losses to non-performing loans, excluding held-for-sale	130.52	305.72	142.65		115.53	301.31	126.92
HIP = “held-in-portfolio”
[1] There were no non-performing loans held-for-sale as of June 30, 2022 and December 31, 2021.

[2] It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. The balance of these loans includes $11 million at June 30, 2022, related to the rebooking of loans previously pooled into GNMA securities, in which the Corporation had a buy-back option as further described below (December 31, 2021 - $13 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to repurchases option are required to be reflected (rebooked) on the financial statements of BPPR with an offsetting liability. These balances include $237 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of June 30, 2022 (December 31, 2021 - $304 million). Furthermore, the Corporation has approximately $43 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2021 - $50 million).

Table 17 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended June 30, 2022			For the six months ended June 30, 2022
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$424,342	$27,229	$451,571	$454,419	$27,501	$481,920
Plus:
New non-performing loans	38,331	11,118	49,449	82,651	18,917	101,568
Advances on existing non-performing loans	-	111	111	-	2,750	2,750
Less:
Non-performing loans transferred to OREO	(11,541)	-	(11,541)	(24,937)	(85)	(25,022)
Non-performing loans charged-off	(1,246)	(216)	(1,462)	(1,969)	(289)	(2,258)
Loans returned to accrual status / loan collections	(68,723)	(10,604)	(79,327)	(129,001)	(21,156)	(150,157)
Ending balance NPLs	$381,163	$27,638	$408,801	$381,163	$27,638	$408,801

Table 18 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended June 30, 2021			For the six months ended June 30, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$606,521	$24,223	$630,744	$639,932	$28,412	$668,344
Plus:
New non-performing loans	83,089	12,344	95,433	149,210	30,501	179,711
Advances on existing non-performing loans	-	12	12	-	23	23
Less:
Non-performing loans transferred to OREO	(10,603)	-	(10,603)	(15,254)	-	(15,254)
Non-performing loans charged-off	(5,812)	(1,147)	(6,959)	(23,545)	(1,500)	(25,045)
Loans returned to accrual status / loan collections	(69,962)	(7,247)	(77,209)	(147,110)	(27,478)	(174,588)
Loans transferred to held-for-sale	-	(7,000)	(7,000)	-	(8,773)	(8,773)
Ending balance NPLs	$603,233	$21,185	$624,418	$603,233	$21,185	$624,418

Table 19 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended June 30, 2022			For the six months ended June 30, 2022
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$117,782	$5,403	$123,185	$120,047	$5,532	$125,579
Plus:
New non-performing loans	1,666	7,325	8,991	7,793	10,324	18,117
Advances on existing non-performing loans	-	1	1	-	2,506	2,506
Less:
Non-performing loans transferred to OREO	(914)	-	(914)	(3,966)	-	(3,966)
Non-performing loans charged-off	(951)	(89)	(1,040)	(1,207)	(162)	(1,369)
Loans returned to accrual status / loan collections	(21,090)	(5,194)	(26,284)	(26,174)	(10,754)	(36,928)
Ending balance NPLs	$96,493	$7,446	$103,939	$96,493	$7,446	$103,939

Table 20 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended June 30, 2021			For the six months ended June 30, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$200,863	$1,907	$202,770	$204,092	$5,988	$210,080
Plus:
New non-performing loans	39,657	7,570	47,227	47,381	9,263	56,644
Advances on existing non-performing loans	-	1	1	-	7	7
Less:
Non-performing loans transferred to OREO	(2,346)	-	(2,346)	(6,196)	-	(6,196)
Non-performing loans charged-off	(1,515)	(624)	(2,139)	(3,906)	(976)	(4,882)
Loans returned to accrual status / loan collections	(18,956)	(992)	(19,948)	(23,668)	(4,647)	(28,315)
Loans transferred to held-for-sale	-	-	-	-	(1,773)	(1,773)
Ending balance NPLs	$217,703	$7,862	$225,565	$217,703	$7,862	$225,565

Table 21 - Activity in Non-Performing Construction Loans Held-in-Portfolio

	For the quarter ended June 30, 2022			For the six months ended June 30, 2022
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$-	$-	$-	$485	$-	$485
Less:
Loans returned to accrual status / loan collections	-	-	-	(485)	-	(485)
Ending balance NPLs	$-	$-	$-	$-	$-	$-

Table 22 - Activity in Non-Performing Construction Loans Held-in-Portfolio

	For the quarter ended June 30, 2021			For the six months ended June 30, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$14,877	$7,523	$22,400	$21,497	$7,560	$29,057
Plus:
New non-performing loans	-	-	-	-	12,141	12,141
Less:
Non-performing loans charged-off	-	(523)	(523)	(6,620)	(523)	(7,143)
Loans returned to accrual status / loan collections	-	-	-	-	(12,178)	(12,178)
Loans transferred to held-for-sale	-	(7,000)	(7,000)	-	(7,000)	(7,000)
Ending balance NPLs	$14,877	$-	$14,877	$14,877	$-	$14,877

Table 23 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the quarter ended June 30, 2022			For the six months ended June 30, 2022
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$306,560	$21,826	$328,386	$333,887	$21,969	$355,856
Plus:
New non-performing loans	36,665	3,793	40,458	74,858	8,593	83,451
Advances on existing non-performing loans	-	110	110	-	244	244
Less:
Non-performing loans transferred to OREO	(10,627)	-	(10,627)	(20,971)	(85)	(21,056)
Non-performing loans charged-off	(295)	(127)	(422)	(762)	(127)	(889)
Loans returned to accrual status / loan collections	(47,633)	(5,410)	(53,043)	(102,342)	(10,402)	(112,744)
Ending balance NPLs	$284,670	$20,192	$304,862	$284,670	$20,192	$304,862

Table 24 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the quarter ended June 30, 2021			For the six months ended June 30, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$390,781	$14,793	$405,574	$414,343	$14,864	$429,207
Plus:
New non-performing loans	43,432	4,774	48,206	101,829	9,097	110,926
Advances on existing non-performing loans	-	11	11	-	16	16
Less:
Non-performing loans transferred to OREO	(8,257)	-	(8,257)	(9,058)	-	(9,058)
Non-performing loans charged-off	(4,297)	-	(4,297)	(13,019)	(1)	(13,020)
Loans returned to accrual status / loan collections	(51,006)	(6,255)	(57,261)	(123,442)	(10,653)	(134,095)
Ending balance NPLs	$370,653	$13,323	$383,976	$370,653	$13,323	$383,976

Loan Delinquencies

Another key measure used to evaluate and monitor the Corporation’s asset quality is loan delinquencies. Loans delinquent 30 days or more, as a percentage of their related portfolio category at June 30, 2022 and December 31, 2021, are presented below.

Table 25 - Loan Delinquencies

(Dollars in thousands)	June 30, 2022			December 31, 2021
	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans
Commercial	$132,271	$14,545,301	0.91%	$161,251	$13,732,701	1.17%
Construction	7,498	790,920	0.95	485	716,220	0.07
Leasing	16,799	1,480,222	1.13	14,379	1,381,319	1.04
Mortgage [1]	1,001,478	7,261,955	13.79	1,141,082	7,427,196	15.36
Consumer	173,074	6,292,538	2.75	173,896	5,983,121	2.91
Loans held-for-sale	-	28,546	-	-	59,168	-
Total	$1,331,120	$30,399,482	4.38%	$1,491,093	$29,299,725	5.09%

[1] Loans delinquent 30 days or more includes $0.6 billion of residential mortgage loans insured by FHA or guaranteed by the VA as of June 30, 2022 (December 31, 2021 - $0.6 billion). Refer to Note 7 to the Consolidated Financial Statements for additional information of guaranteed loans.

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

At June 30, 2022, the allowance for credit losses amounted to $682 million, a decrease of $14 million, when compared with December 31, 2021. The ACL incorporated updated macroeconomic scenarios for Puerto Rico and the United States. Given that any one economic outlook is inherently uncertain, the Corporation uses multiple scenarios to estimate its ACL. The baseline scenario continues to be assigned the highest probability, followed by the pessimistic scenario.

The current baseline forecast continues to show a favorable economic scenario. 2022 annualized GDP growth of 2.8% is expected for both Puerto Rico and the United States, compared to 3.5% and 3.7%, respectively, in the previous quarter. Changes in assumptions related to fiscal stimulus, higher energy prices and tighter financial market conditions contributed to the reduction. The 2022 average unemployment rate is forecasted at 6.9% and 3.5% for Puerto Rico and the United States, respectively, improving from 7.3% and 3.6%, respectively, in the previous forecast. Puerto Rico’s unemployment rate forecast benefits from the Bureau of Labor Statistics (“BLS”) revisions that show a stronger than expected labor market.

The ACL for BPPR decreased by $14 million to $581 million at June 30, 2022, when compared to December 31, 2021. The ACL for Popular U.S. remained flat at $101 million at June 30, 2022, when compared to December 31, 2021. The decrease in BPPR’s ACL was mainly driven by reductions in qualitative reserves due to substantial improvements in employment levels in Puerto Rico. This contributed to a lower commercial, mortgage and consumer loans ACL. The decrease in qualitative reserves was partially offset by the impact of higher loan volumes and changes in the macroeconomic scenario.

The provision for credit losses for the quarter ended June 30, 2022, amounted to $9.9 million, compared to a net benefit of $17.5 million in the same period in the prior year. The increase was prompted by higher NCOs, as the prior period was a recovery of $1.3 million, compared to $6.1 million in the second quarter of 2022, coupled with the ACL releases explained above. Refer to Note 8 – Allowance for credit losses – loans held-in-portfolio, and to the Provision for Credit Losses section of this MD&A for additional information.

Table 26 - Allowance for Credit Losses - Loan Portfolios
June 30, 2022
(Dollars in thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Total ACL	$209,630	$6,913	$148,305	$19,037	$297,865	$681,750
Total loans held-in-portfolio	14,545,301	790,920	7,261,955	1,480,222	6,292,538	30,370,936
ACL to loans held-in-portfolio	1.44%	0.87%	2.04%	1.29%	4.73%	2.24%
Total non-performing loans held-in-portfolio	$103,939	$-	$304,862	$4,665	$64,458	$477,924
ACL to non-performing loans held-in-portfolio	201.69%	N.M.	48.65%	408.08%	462.11%	142.65%
N.M. - Not meaningful.

Table 27 - Allowance for Credit Losses - Loan Portfolios
December 31, 2021
(Dollars in thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Total ACL	$215,805	$6,363	$154,478	$17,578	$301,142	$695,366
Total loans held-in-portfolio	13,732,701	716,220	7,427,196	1,381,319	5,983,121	29,240,557
ACL to loans held-in-portfolio	1.57%	0.89%	2.08%	1.27%	5.03%	2.38%
Total non-performing loans held-in-portfolio	$125,579	$485	$355,856	$3,102	$62,855	$547,877
ACL to non-performing loans held-in-portfolio	171.85%	N.M.	43.41%	566.67%	479.11%	126.92%
N.M. - Not meaningful.

Annualized net charge-offs (recoveries)

The following tables present annualized net charge-offs (recoveries) to average loans held-in-portfolio (“HIP”) by loan category for the quarters and six months ended June 30, 2022 and 2021.

Table 28 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio

	Quarters ended
	June 30, 2022			June 30, 2021
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	(0.18)%	0.01%	(0.09)%	(0.51)%	(0.03)%	(0.30)%
Construction	(1.06)	―	(0.20)	(1.41)	0.05	(0.18)
Mortgage	(0.29)	0.02	(0.24)	0.06	(0.15)	0.03
Leasing	0.18	―	0.18	0.12	―	0.12
Consumer	0.88	0.72	0.88	0.55	1.57	0.59
Total annualized net charge-offs (recoveries) to average loans held-in-portfolio	0.10%	0.03%	0.08%	(0.03)%	0.01%	(0.02)%

	Six Months ended
	June 30, 2022			June 30, 2021
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	(0.20)%	(0.02)%	(0.12)%	(0.29)%	(0.01)%	(0.17)%
Construction	(1.29)	(0.36)	(0.52)	7.32	0.03	1.25
Mortgage	(0.24)	0.01	(0.20)	0.28	(0.09)	0.23
Leasing	0.03	―	0.03	0.08	―	0.08
Consumer	0.91	0.43	0.89	0.52	1.99	0.58
Total annualized net charge-offs (recoveries) to average loans held-in-portfolio	0.10%	(0.02)%	0.07%	0.17%	0.04%	0.14%

NCOs for the quarter ended June 30, 2022 amounted to $6.1 million, an unfavorable variance by $7.4 million when compared to the same period in 2021. The BPPR segment increased by $6.8 million mainly driven by higher commercial and consumer NCOs by $6.5 million and $5.4 million, respectively, in part offset by a decrease of $5.4 million in the mortgage NCOs. The commercial NCOs reflects an unfavorable variance of $6.5 million, as the prior period was a net recovery of $9.9 million. The consumer NCOs increase was mainly related to post-pandemic normalization, as NCOs continue at historical low levels. The PB segment NCOs remained essentially flat. The low level of NCOs was due to the effect of a favorable economic environment and continued borrower performance, as reflected in the ongoing low level of delinquencies and NPLs when compared to pre-pandemic trends.

Troubled Debt Restructurings

The Corporation’s troubled debt restructurings (“TDRs”) loans amounted to $1.6 billion at June 30, 2022, decreasing by $8 million, from December 31, 2021. A total of $724 million of these TDRs are related to guaranteed loans, which are in accruing status. TDRs in the BPPR segment amounted to $1.6 billion, a decrease of $8 million, mainly related to decreases of $7 million and $3 million in the consumer and mortgage TDRs, respectively. The Popular U.S. segment TDRs remained flat at $15 million from December 31, 2021. TDRs in accruing status increased by $17 million from December 31, 2021, while non-accruing TDRs decreased by $25 million, mostly related to mortgage TDRs.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 20, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under “Part I- Item 1A- Risk Factors” in our 2021 Form10-K and under “Part II–Item1A- Risk Factors” of any subsequent Quarterly Report on Form10-Q.These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I- Item 2– Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of the risk factors below and in our 2021 Form10-K and any subsequent Quarterly Reports on Form10-Q. The risks described in our 2021 Form 10-K and in our Quarterly Reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations and capital position. There have been no material changes to the risk factors previously disclosed under “Part I- Item 1- A- Risk Factors” in our 2021 Form 10-K, except for the risks included below which supplement the risk factors described in our 2021 Form 10-K.

Risk Factors

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

From time to time we have identified and voluntarily self-disclosed to OFAC transactions that were not timely identified, blocked or rejected by our policies, controls and procedures for screening transactions that might violate the regulations and economic and trade sanctions programs administered by OFAC. For example, during the second quarter of 2022, BPPR entered into a settlement agreement with OFAC with respect to certain transactions processed on behalf of two employees of the Government of Venezuela, in apparent violation of U.S. sanctions against Venezuela. Popular agreed to pay approximately $256,000 to settle the apparent violations, which had been self-disclosed to OFAC. There can be no assurances that any failure to comply with U.S. sanctions and embargoes, or with anti-money laundering laws and regulations, will not result in material fines, sanctions or other penalties being imposed on us.

Furthermore, if the policies, controls, and procedures of one of the Corporation’s third-party service providers do not prevent it from violating applicable laws and regulations in transactions in which it engages, such violations could adversely affect its ability to provide services to us, and, in the case of Evertec, could adversely affect the value of our investment in Evertec.

We are subject to a variety of cybersecurity risks that, if realized, may have an adverse effect on our business and results of operations. These cybersecurity risks have been heightened by the increase on our employees’ remote work capabilities, the use of digital channels by our customers as a result of the COVID-19 pandemic and growing economic and geo-political risks.

Information security risks for large financial institutions such as Popular have increased significantly in recent years in part because of the proliferation of new technologies, such as Internet and mobile banking to conduct instant financial transactions anywhere globally, growing geo-political threats, such as the ongoing Russian conflict in Ukraine, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, hacktivists and other parties. In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to transmit and store sensitive data. We employ a layered defensive approach that employs people, processes and technology to manage and maintain cybersecurity controls through a variety of preventative and detective tools that monitor, block, and provide alerts regarding suspicious activity and identify suspected advanced persistent threats. Notwithstanding our defensive measures and the significant resources we devote to protect the security of our systems, there is no assurance that all of our security measures will be effective at all times, especially as the threats from cyber-attacks is continuous and severe. The risk of a security breach due to a cyber attack could increase in the future as we continue to expand our mobile banking and other internet-based product offerings, Popular’s use of the cloud for system development and hosting and internal use of internet-based products and applications.

We continue to detect and identify attacks that are becoming more sophisticated and increasing in volume, as well as attackers that respond rapidly to changes in defensive countermeasures. The most significant cyber-attack risks that we may face are e-fraud, denial-of-service (DDoS), ransomware, computer intrusion and the exploitation of software zero-day vulnerabilities that might result in disruption of services and in the exposure or loss of customer or proprietary data. Loss from e-fraud occurs when cybercriminals compromise our systems or the systems of our customers and extract funds from customer’s credit cards or bank accounts, including through brute force, password spraying and credential stuffing attacks directed at gaining unauthorized access to individual accounts. Denial-of-service attacks intentionally disrupt the ability of legitimate users, including customers and employees, to access networks, websites and online resources. Computer intrusion attempts either direct or through email, text or voice messages, including using brand impersonation (regularly referred to as phishing, vishing and smishing), might result in the compromise of sensitive customer data, such as account numbers, credit cards and social security numbers, and could present significant reputational, legal and regulatory costs to Popular if successful.

We have been the target of phishing, smishing and vishing attacks in the past, targeting both our customers and employees through brand, email, text and voicemail impersonation, that have compromised the email accounts of certain of our customers and employees or have resulted in our customer’s being deceived into revealing their information to attackers. We continually monitor and address those vulnerabilities and continue to enhance our security measures to detect and prevent such incidents, while enhancing employee and customer trainings and awareness campaigns. There can be no assurances, however, that there will not be further compromises of sensitive customer information in the future. Our customer-facing platforms are also routinely attacked by threat actors aiming to gain unauthorized access to our clients’ accounts. Popular has recently implemented certain defensive measures in response to brute force attacks on one of our platforms and, while our investigation of these brute force attacks remains ongoing, we have to date not experienced material losses in connection with these attacks. Cyber-security risks have also been recently exacerbated by the discovery of zero-day vulnerabilities in widely distributed third party software, such as the vulnerability identified in December 2021 in the Apache log4j, which could affect Popular’s or any of its service provider’s systems.

The increased use of remote access and third-party video conferencing solutions during the COVID-19 pandemic, to enable work-from-home arrangements for employees and facilitating the use of digital channels by our customers, has increased our exposure to cyber attacks. In addition, a third party could misappropriate confidential information obtained by intercepting signals or communications from mobile devices used by Popular’s customers or employees. Recent events, including the Russian conflict in Ukraine, have also illustrated increased geo-political factors and the risks related to supply-chain compromises and de-stabilizing activities linked to nation-state sponsored activity as an increasing trend to monitor actively. Risks and exposures related to cyber security attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, including the rise in the use of cyber-attacks as geopolitical weapons, as well as the expanding use of digital channels for banking, such as mobile banking and other technology-based products and services used by us and our customers. Although we are regularly targeted by unauthorized threat-actor activity, we have not, to date, experienced any material losses as a result of any cyber-attacks.

A successful compromise or circumvention of the security of our systems could have serious negative consequences for us, including significant disruption of our operations and those of our clients, customers and counterparties, misappropriation of confidential information of us or that of our clients, customers, counterparties or employees, or damage to computers or systems used by us or by our clients, customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could have a material adverse effect on us. For example, if personal, non-public, confidential or proprietary information in our possession were to be mishandled, misused or stolen, we could suffer significant regulatory consequences, reputational damage and financial loss. The extent of a particular cyber attack and the steps that we may need to take to investigate the attack may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed. While such an investigation is ongoing, Popular may not necessarily know the full extent of the harm caused by the cyber attack, and that damage may continue to spread. These factors may inhibit our ability to provide rapid, full and reliable information about the cyber attack to our clients, customers, counterparties and regulators, as well as the public. Furthermore, it may not be clear how best to contain and remediate the potential harm caused by the cyber attack, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Any or all of these factors could further increase the impact of the incident and thereby the costs and consequences of a cyber attack. For a discussion of the guidance that federal banking regulators have released regarding cybersecurity and cyber risk management standards, see “Regulation and Supervision” in Part I, Item 1 — Business, included in the Form 10-K for the year ended December 31, 2021. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

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

In connection with the sale of a 51% ownership interest in Evertec in the third quarter of 2010, we entered into a long-term Amended and Restated Master Services Agreement (the “Original MSA”) with Evertec, pursuant to which we agreed to receive from Evertec, on an exclusive basis, certain core banking and financial transaction processing and information technology and security services.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on July 1, 2022, on July 1, 2022 (the “Evertec Closing”) we closed the transactions contemplated by the Asset Purchase Agreement dated February 24, 2022 by and among Evertec, Evertec Group, LLC, BPPR and Popular, pursuant to which we purchased from Evertec certain information technology and related assets used by Evertec to service certain of BPPR’s key channels (the “Acquired Assets”) and assumed certain liabilities relating thereto (the “Evertec Transaction”). On the Evertec Closing, the parties to the Evertec Transaction also amended and restated certain commercial agreements, including the Original MSA (the “Second A&R MSA”), pursuant to which Evertec will continue to provide various necessary financial transaction processing, security and technology services to Popular, BPPR and their respective subsidiaries, which services were previously provided under the Original MSA. The term of the Second A&R MSA will expire on September 30, 2028, a three-year extension of the term of the Original MSA. We also amended and restated the agreement pursuant to which BPPR sponsors Evertec as an independent sales organization with respect to certain credit card associations, which contains certain exclusivity and non-solicitation restrictions with respect to merchant services (the “ISO Agreement”), as well as the agreement pursuant to which BPPR has committed to support the ATH brand and network (the “ATH Agreement”). Although the Evertec Transaction narrowed the scope of services which we are dependent on Evertec to obtain and released us from exclusivity restrictions that limited our ability to engage other third-party providers of financial technology services, we continue to be dependent on Evertec for the provision of essential services to our business, including our core banking business, and there can be no assurances that the quality of the services will be appropriate or that Evertec will be able to continue to provide us with the necessary financial transaction processing, security and technology services. As a result, our relationship with Evertec exposes us to operational, cybersecurity and business risks that could have a material adverse effect on us.

As a result of our agreements with Evertec, we are particularly exposed to the operational risks of Evertec, including those relating to a breakdown or failure of Evertec’s systems or internal controls environment, including as a result of security breaches or attacks, employee error or malfeasance, system breakdowns, vulnerabilities, obsolescence or otherwise. Over the term of the Original MSA, we experienced various interruptions and delays in key services provided by Evertec, as well as cyber breaches, as a result of system breakdowns, misconfigurations and instances of application obsolescence, which has led in the past to exposure of BPPR customer information. There can be no assurances that there will not be further compromises of sensitive customer information in the future because of the aforementioned causes. The continuance or increase in service delays or interruptions, vulnerabilities in Evertec’s information systems, or cyberattacks to, or breaches to the confidentiality of the information that resides in such systems, could harm our business by disrupting our delivery of services, expose us to regulatory, legal and compliance risk and damage our reputation, which could have a material adverse impact on our financial condition and results of operations. Evertec’s inability to timely address evolving cybersecurity threats may further exacerbate these risks. For further information regarding our cybersecurity risks, refer to the “We are subject to a variety of cybersecurity risks that, if realized, could adversely affect how we conduct our business” risk factor. Our ability to recover from Evertec for breach of the Second A&R MSA, including the failure to meet the service levels or comply with other obligations regarding information security provided for therein, may not fully compensate us for the damages we may suffer as a result of such breach.

Popular faces significant and increasing competition in the rapidly evolving financial services industry. Considering our continued dependence on Evertec, if Evertec is unable to meet constant technological changes and react quickly to meet new industry standards, we may be unable to enhance our current services and introduce new products and services in a timely and cost-effective manner, placing us at a competitive disadvantage and significantly affecting our business, financial condition and results of operations.

We operate in a highly competitive environment in which we must evolve and adapt to the significant changes as a result of technological advances. For example, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products. We compete on the basis of the quality and variety of products and services offered, innovation, price, ease of use, reputation and transaction execution. To compete effectively, we need to constantly enhance and modify our products and services and introduce new products and services to attract and retain clients or to match products and services offered by our competitors, including technology companies and other nonbank firms that are engaged in providing similar products and services. Although the Evertec Transaction eliminated certain provisions of the Original MSA that required us to use Evertec exclusively to develop and implement new or enhanced products and services, and is expected to improve Popular’s ability to manage and control the development of the customer channels supported by the Acquired Assets, Popular expects that it will continue to depend on Evertec’s technology services to operate and control current products and services and to implement future products and services, making our success dependent on Evertec’s ability to timely complete and introduce these enhancements and new products and services in a cost-effective manner. Our ability to enhance our customer channels is also dependent on Evertec timely delivering core application programming interfaces (the “Core APIs”) that meet BPPR’s requirements, which Evertec has committed to develop under the Second A&R MSA. The Core APIs are necessary for BPPR to connect future enhancements to the Acquired Assets to existing Evertec core applications.

Some of our competitors rely on financial services technology and outsourcing companies that are much larger than Evertec, serve a greater number of clients than Evertec, and may have better technological capabilities and product offerings than Evertec. Furthermore, financial services technology companies typically make capital investments to develop and modify their product and service offerings to facilitate their customers’ compliance with the extensive and evolving regulatory and industry requirements, and in most cases such costs are borne by the technology provider. Because of our contractual relationship with Evertec, and because Popular is the sole customer of certain of Evertec’s services and products, we have in the past borne the full cost of such developments and modifications and may be required to do so in the future, subject to the terms of the Second A&R MSA.

Moreover, the terms, speed, scalability and functionality of certain of Evertec’s technology services are not competitive when compared to offerings from its competitors. Evertec’s failure to sufficiently invest in and upscale its technology and services infrastructure to meet the rapidly changing technology demands of our industry may result in us being unable to meet customer expectations and attract or retain customers. Any such impact could, in turn, reduce Popular’s revenues, place us in a competitive disadvantage and significantly affect our business, financial condition and results of operations. While the closing of the Evertec Transaction narrowed the scope of services which we are dependent on Evertec to obtain and released us from exclusivity restrictions that limited our ability to engage other third-party providers of financial technology services, it also resulted in extensions of certain existing commercial agreements with Evertec and, as a result, have prolonged the duration of our exposure to the risks presented by Evertec’s technological capabilities and its failures to enhance its products and services and otherwise meet evolving demands.

The transition to new financial services technology providers, and the replacement of services currently provided to us by Evertec, will be lengthy and complex.

Switching from one vendor of core bank processing and related technology and security services to a new vendor is a complex process that carries business and financial risks. The implementation cycle for such a transition can be lengthy and require significant financial and management resources from us. Such a transition can also expose us, and our clients, to increased costs (including conversion costs), business disruption, as well as operational and cybersecurity risks. Upon the transition of all or a portion of existing services provided by Evertec to a new financial services technology provider, either (i) at the end of the term of the Second A&R MSA and related agreements or (ii) earlier upon the termination of any service for convenience under the Second A&R MSA, these transition risks could result in an adverse effect on our business, financial condition and results of operations. Although Evertec has agreed to provide certain transition assistance to us in connection with the termination of the Second A&R MSA, we are ultimately dependent on their ability to provide those services in a responsive and competent manner. Furthermore, we may require transition assistance from Evertec beyond the term of the Second A&R MSA, delaying and lengthening any transition process away from Evertec while increasing related costs.

Under the Second A&R MSA, we are able to terminate services for convenience with 180 day prior notice. We expect to exercise during the term of the Second A&R MSA the right to terminate certain services for convenience and to transition such services to other service providers prior to the expiration of the Second A&R MSA, subject to complying with the revenue minimums contemplated in the Second A&R MSA and certain other conditions. In practice, in order to switch to a new provider for a particular service, we will have to commence procuring and working on a transition process for such service significantly in advance of its termination and, in any case, much earlier than the automatic renewal notice date or the expiration date of the Second A&R MSA, and such process may extend beyond the current term of the Second A&R MSA. Furthermore, if we were unsuccessful or decided not to complete the transition after expending significant funds and management resources, it could also result in an adverse effect on our business, financial condition and results of operations.

The value of our remaining ownership interest in Evertec could be adversely affected if our relationship with Evertec were to deteriorate materially. The Evertec Transaction also resulted in a material reduction in the value of our ownership interest in Evertec, eliminated our rights to nominate directors to Evertec’s board of directors and will result in the elimination of the income we report from this investment.

Prior to the closing of the Evertec Transaction, we held a 16.19% ownership interest in Evertec. We continue to have a 10.6% ownership interest in Evertec and account for this investment under the equity method. As a result, we include our investment in Evertec in other assets and our proportionate share of income or loss is included in other operating income in our consolidated statements of operations. For 2021, our share of Evertec’s changes in equity recognized in income was $26 million. The carrying value of our investment in Evertec was, as of December 31, 2021, approximately $110 million. Meanwhile, the services Evertec delivers to us represent a significant portion of Evertec’s revenues (approximately 41% for 2021), even after giving effect to the Evertec Transaction. As a result, if we were not to renew the Second A&R MSA and our other current agreements with Evertec, or otherwise terminate them before the end of their terms, Evertec’s financial position and results of operations could be materially adversely affected and the value of our remaining ownership interest in Evertec may be materially reduced. Furthermore, revenue from Evertec’s merchant acquiring business, which constitutes approximately 24% of Evertec’s revenues, depends, in part, on Evertec’s alliance with BPPR. If such relationship were to suffer, or be terminated, Evertec’s business may be adversely affected.

Future sales of our Evertec common stock, or the perception that these sales could occur, could also adversely affect the market price of Evertec common stock and thus the value we may be able to realize on the sale of our remaining holdings. In particular, in connection with the Evertec Transaction, we have entered into a Registration Rights and Sell-Down Agreement at the closing of the Evertec Transaction, pursuant to which we are required to use commercially reasonable efforts to sell to third parties a sufficient number of our shares of Evertec common stock so as to reduce our ownership of shares of Evertec common stock to no more than 4.99% of the total number of shares of Evertec common stock outstanding on or before September 29, 2022. In addition, the Registration Rights and Sell-Down Agreement provides that any shares of Evertec common stock we own in excess of 4.5% at the end of such ninety-day period will be converted into shares of Evertec non-voting preferred stock that convert back into common stock when transferred in a widespread public distribution or in certain other qualifying transfers.

The market price of Evertec common stock—and thus, the value we may be able to realize on the sale of our remaining holdings—could be negatively affected by the perception that further sales by us could occur as contemplated by the Registration Rights and Sell-Down Agreement, among other factors. Furthermore, the termination at the closing of the Evertec Transaction of the existing Stockholder Agreement between Popular and Evertec, which resulted in the elimination of Popular’s rights to nominate two directors to Evertec’s board of directors, among other rights, and Popular’s commitment under the Registration Rights and Sell-Down Agreement to reduce, within ninety days of the closing of the Evertec Transaction, its ownership of shares of Evertec common stock to no more than 4.99% of the total number of shares of Evertec common stock outstanding, is expected to eliminate Popular’s earnings from its equity investment in Evertec and subject the valuation of any remaining stake in Evertec to mark-to-market accounting and consequent exposure to market risk.

We are subject to additional risks relating to the Evertec Transaction.

There are numerous additional risks and uncertainties associated with the Evertec Transaction, including:

• unforeseen events, including the COVID-19 pandemic, may materially diminish the expected benefits of the Evertec Transaction;

• we will be required to devote significant attention and resources to post closing implementation efforts, which will involve a significant degree of technological complexity and reliance on Evertec and other third parties, including with respect to the set-up of developer tools required to manage the Acquired Assets;

• we may be unable to retain the employees and third-party contractors hired or engaged by us in connection with the Evertec Transaction and who are necessary to operate and integrate the Acquired Assets;

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

• the anticipated benefits of the Evertec Transaction could be limited if Evertec fails to deliver to BPPR, in a timely manner and in a manner that meets BPPR’s requirements, the Core APIs that Evertec has committed to develop in order for BPPR to connect future enhancements to the Acquired Assets to existing Evertec core applications;

• we may be exposed to heightened business risks as a result of the extension until 2035 of BPPR’s exclusivity with Evertec in connection with its merchant acquiring business, as well as the extension until 2030 of BPPR’s commitment with respect to the ATH Network, in light of the pace of technology changes and competition in the payments industry;

• Evertec’s strategy and investments after the closing of the Evertec Transaction may be refocused away from Popular towards other strategic initiatives;

• and

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not have any unregistered sales of equity securities during the quarter ended June 30, 2022.

Issuer Purchases of Equity Securities

The following table sets forth the details of purchases of Common Stock by the Corporation during the quarter ended June 30, 2022:

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1 - April 30	-	$-	-	$100,000,000
May 1 - May 31	17,042	79.62	-	100,000,000
June 1 - June 30	-	-	-	100,000,000
Total	17,042	$79.62	-	$100,000,000

(1) Includes 17,042 shares of the Corporation’s common stock acquired by the Corporation in connection with the satisfaction of tax withholding obligations on vested awards of restricted stock or restricted stock units granted to directors and certain employees under the Corporation’s Omnibus Incentive Plan. The acquired shares of common stock were added back to treasury stock.

(2) As part of its capital plan, in January 2022, the Corporation announced plans to repurchase $500 million in shares. On February 28, 2022, the Corporation entered into an accelerated share repurchase transaction of $400 million with respect to its common stock, which was completed on July 12, 2022. $100 million remains available for repurchase pursuant to the capital plan. Refer to Note 17 to the Consolidated Financial Statements for additional information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No	Exhibit Description
10.1

Second Amended and Restated Master Service Agreement, dated as of July 1, 2022, among Popular, Inc., Banco Popular de Puerto Rico, and Evertec Group, LLC and its Subsidiaries (Incorporated by reference to Exhibit 99.1 on Form 8-K filed on July 1, 2022.)

22.1	Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22.1 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101. INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline Document.
101.SCH	Inline Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	The cover page of Popular, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments)(1)

(1) Included herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: August 9, 2022	By: /s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President &
Chief Financial Officer

Date: August 9, 2022	By: /s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller