Form 10-Q
period 2022-09-30
POPULAR, INC.
filed 2022-11-09
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]		Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 72,694,432 shares outstanding as of November 7, 2022.

POPULAR INC
INDEX

Part I – Financial Information	Page

Item 1. Financial Statements

Unaudited Consolidated Statements of Financial Condition at September 30, 2022 and
December 31, 2021	6

Unaudited Consolidated Statements of Operations for the quarters
and nine months ended September 30, 2022 and 2021	7

Unaudited Consolidated Statements of Comprehensive Loss for the
quarters and nine months ended September 30, 2022 and 2021	8

Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the
quarters and nine months ended September 30, 2022 and 2021	9

Unaudited Consolidated Statements of Cash Flows for the nine months
ended September 30, 2022 and 2021	11

Notes to Unaudited Consolidated Financial Statements	13

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	123

Item 3. Quantitative and Qualitative Disclosures about Market Risk	169

Item 4. Controls and Procedures	169

Part II – Other Information

Item 1. Legal Proceedings	169

Item 1A. Risk Factors	169

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	175

Item 3. Defaults Upon Senior Securities	176
Item 4. Mine Safety Disclosures	176
Item 5. Other Information	176
Item 6. Exhibits	176
Signatures	177

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

• risks related to Popular’s acquisition of certain information technology and related assets formerly used by Evertec, Inc. to service certain of Banco Popular de Puerto Rico’s key channels, as well as the entry into amended and restated commercial agreements (the “Transaction”), including Popular’s ability to successfully transition and integrate the assets acquired as part of the Transaction, as well as related operations, employees and third party contractors; unexpected costs, including, without limitation, costs due to exposure to any unrecorded liabilities or issues not identified during due diligence investigation of the Transaction or that are not subject to indemnification or reimbursement by Evertec, Inc.; operational risks that may affect Popular and other risks arising from the acquisition of the acquired assets, including the transition and integration thereof, or by adverse effects on relationships with customers, employees and service providers; and business and other risks arising from the extension of Popular’s current commercial agreements with Evertec, Inc.;

• changes in interest rates and market liquidity, which may reduce interest margins, impact funding sources, affect our ability to originate and distribute financial products in the primary and secondary markets and impact the value of our investment portfolio and our ability to return capital to our shareholders;

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	September 30,	December 31,
(In thousands, except share information)	2022	2021
Assets:
Cash and due from banks	$2,017,312	$428,433
Money market investments:
Time deposits with other banks	3,975,048	17,536,719
Total money market investments	3,975,048	17,536,719
Trading account debt securities, at fair value:
Other trading account debt securities	30,271	29,711
Debt securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	167,735	93,330
Other debt securities available-for-sale	28,096,413	24,874,939
Debt securities held-to-maturity, at amortized cost (fair value 2022 - $1,897,558; 2021 - $83,368)	1,953,710	79,461
Less – Allowance for credit losses	7,210	8,096
Debt securities held-to-maturity, net	1,946,500	71,365
Equity securities (realizable value 2022 - $186,737; 2021 - $192,345)	185,923	189,977
Loans held-for-sale, at lower of cost or fair value	8,065	59,168
Loans held-in-portfolio	31,805,921	29,506,225
Less – Unearned income	282,733	265,668
Allowance for credit losses	703,096	695,366
Total loans held-in-portfolio, net	30,820,092	28,545,191
Premises and equipment, net	492,685	494,240
Other real estate	93,239	85,077
Accrued income receivable	224,307	203,096
Mortgage servicing rights, at fair value	130,541	121,570
Other assets	1,700,378	1,628,571
Goodwill	827,428	720,293
Other intangible assets	13,738	16,219
Total assets	$70,729,675	$75,097,899
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$17,605,339	$15,684,482
Interest bearing	47,213,988	51,320,606
Total deposits	64,819,327	67,005,088
Assets sold under agreements to repurchase	162,450	91,603
Other short-term borrowings	250,000	75,000
Notes payable	888,534	988,563
Other liabilities	934,526	968,248
Total liabilities	67,054,837	69,128,502
Commitments and contingencies (Refer to Note 21)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 885,726 shares issued and outstanding (2021 - 885,726)	22,143	22,143
Common stock, $0.01 par value; 170,000,000 shares authorized;104,634,905 shares issued (2021 - 104,579,334) and 72,673,344 shares outstanding (2021 - 79,851,169)	1,046	1,046
Surplus	4,652,508	4,650,182
Retained earnings	3,694,020	2,973,745
Treasury stock - at cost, 31,961,561 shares (2021 - 24,728,165)	(1,970,548)	(1,352,650)
Accumulated other comprehensive loss, net of tax	(2,724,331)	(325,069)
Total stockholders’ equity	3,674,838	5,969,397
Total liabilities and stockholders’ equity	$70,729,675	$75,097,899
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2022	2021	2022	2021
Interest income:
Loans	$481,088	$435,296	$1,354,124	$1,303,726
Money market investments	36,966	6,914	67,172	14,300
Investment securities	133,181	87,952	331,421	265,348
Total interest income	651,235	530,162	1,752,717	1,583,374
Interest expense:
Deposits	60,897	27,029	113,507	85,290
Short-term borrowings	921	54	1,249	259
Long-term debt	9,798	13,686	30,168	41,518
Total interest expense	71,616	40,769	144,924	127,067
Net interest income	579,619	489,393	1,607,793	1,456,307
Provision for credit losses (benefit)	39,637	(61,173)	33,499	(160,414)
Net interest income after provision for credit losses (benefit)	539,982	550,566	1,574,294	1,616,721
Non-interest income:
Service charges on deposit accounts	40,006	41,312	122,528	121,085
Other service fees	86,402	80,445	244,987	227,455
Mortgage banking activities (Refer to Note 10)	9,448	8,307	35,888	33,098
Net gain on sale of debt securities	-	23	-	23
Net (loss) gain, including impairment on equity securities	(1,448)	(401)	(7,651)	1,585
Net (loss) gain on trading account debt securities	(274)	58	(946)	(34)
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	-	-	-	(73)
Adjustments to indemnity reserves on loans sold	1,715	2,038	1,140	3,008
Other operating income	290,645	37,476	342,651	91,304
Total non-interest income	426,494	169,258	738,597	477,451
Operating expenses:
Personnel costs	193,843	157,647	529,627	471,330
Net occupancy expenses	27,420	24,896	78,357	75,471
Equipment expenses	26,626	22,537	75,193	66,917
Other taxes	15,966	14,459	47,461	41,623
Professional fees	112,221	104,709	335,590	305,810
Communications	6,224	6,133	18,364	18,971
Business promotion	24,348	18,116	60,784	47,148
FDIC deposit insurance	6,610	7,181	20,445	18,891
Other real estate owned (OREO) income	(2,444)	(1,722)	(12,963)	(10,554)
Other operating expenses	55,486	33,429	120,373	93,185
Amortization of intangibles	795	783	2,481	3,089
Goodwill impairment charge	9,000	-	9,000	-
Total operating expenses	476,095	388,168	1,284,712	1,131,881
Income before income tax	490,381	331,656	1,028,179	962,291
Income tax expense	67,986	83,542	182,677	233,466
Net Income	$422,395	$248,114	$845,502	$728,825
Net Income Applicable to Common Stock	$422,042	$247,761	$844,443	$727,766
Net Income per Common Share – Basic	$5.71	$3.09	$11.09	$8.89
Net Income per Common Share – Diluted	$5.70	$3.09	$11.07	$8.87
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Quarters ended,		Nine months ended,
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Net income	$422,395	$248,114	$845,502	$728,825
Other comprehensive (loss) income before tax:
Foreign currency translation adjustment	7,206	(1,265)	10,346	2,030
Adjustment of pension and postretirement benefit plans	-	-	2,030	-
Amortization of net losses of pension and postretirement benefit plans	3,911	5,187	11,733	15,566
Unrealized holding losses on debt securities arising during the period	(876,854)	(55,220)	(2,716,474)	(375,634)
Reclassification adjustment for gains included in net income	-	(23)	-	(23)
Unrealized net gains (losses) on cash flow hedges	392	(721)	3,903	900
Reclassification adjustment for net losses (gains) included in net income	828	1,518	(751)	1,707
Other comprehensive loss before tax	(864,517)	(50,524)	(2,689,213)	(355,454)
Income tax benefit	93,202	6,120	289,951	25,368
Total other comprehensive (loss) income, net of tax	(771,315)	(44,404)	(2,399,262)	(330,086)
Comprehensive (loss) income, net of tax	$(348,920)	$203,710	$(1,553,760)	$398,739

Tax effect allocated to each component of other comprehensive (loss) income:
	Quarters ended		Nine months ended,
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Adjustment of pension and postretirement benefit plans	$-	$-	$(761)	$-
Amortization of net losses of pension and postretirement benefit plans	(1,467)	(1,945)	(4,401)	(5,840)
Unrealized holding losses on debt securities arising during the period	94,956	8,264	295,326	31,760
Reclassification adjustment for gains included in net income	-	5	-	5
Unrealized net gains (losses) on cash flow hedges	23	256	(681)	(238)
Reclassification adjustment for net losses (gains) included in net income	(310)	(460)	468	(319)
Income tax benefit	$93,202	$6,120	$289,951	$25,368
The accompanying notes are an integral part of the Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	loss	Total
Balance at June 30, 2021	$1,045	$22,143	$4,506,659	$2,670,885	$(1,290,427)	$(95,691)	$5,814,614
Net income				248,114			248,114
Issuance of stock	1		1,234				1,235
Dividends declared:
Common stock[1]				(36,306)			(36,306)
Preferred stock				(353)			(353)
Common stock purchases[2]			61,443		(61,707)		(264)
Stock based compensation			305		30		335
Other comprehensive loss, net of tax						(44,404)	(44,404)
Balance at September 30, 2021	$1,046	$22,143	$4,569,641	$2,882,340	$(1,352,104)	$(140,095)	$5,982,971
Balance at June 30, 2022	$1,046	$22,143	$4,576,478	$3,311,951	$(1,665,253)	$(1,953,016)	$4,293,349
Net income				422,395			422,395
Issuance of stock			1,550				1,550
Dividends declared:
Common stock[1]				(39,973)			(39,973)
Preferred stock				(353)			(353)
Common stock purchases[3]			74,118		(305,343)		(231,225)
Stock based compensation			362		48		410
Other comprehensive loss, net of tax						(771,315)	(771,315)
Balance at September 30, 2022	$1,046	$22,143	$4,652,508	$3,694,020	$(1,970,548)	$(2,724,331)	$3,674,838
[1]	Dividends declared per common share during the quarter ended September 30, 2022 - $0.55 (2021 - $0.45).
[2]

During the quarter ended September 30, 2021, the Corporation completed a $350 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 18 for additional information.

[3]

During July 2022, the Corporation completed a $400 million accelerated share repurchase transaction with respect to its common stock. During August 2022, the Corporation entered into a $231 million accelerated share repurchase transaction with respect to its common stock. Both were accounted for as treasury stock transactions. Refer to Note 18 for additional information.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Retained	Treasury	comprehensive
(In thousands)	stock	stock	Surplus	earnings	stock	income (loss)	Total
Balance at December 31, 2020	$1,045	$22,143	$4,571,534	$2,260,928	$(1,016,954)	$189,991	$6,028,687
Net income				728,825			728,825
Issuance of stock	1		3,460				3,461
Dividends declared:
Common stock[1]				(106,354)			(106,354)
Preferred stock				(1,059)			(1,059)
Common stock purchases[2]			(8,557)		(347,014)		(355,571)
Stock based compensation			3,204		11,864		15,068
Other comprehensive loss, net of tax						(330,086)	(330,086)
Balance at September 30, 2021	$1,046	$22,143	$4,569,641	$2,882,340	$(1,352,104)	$(140,095)	$5,982,971
Balance at December 31, 2021	$1,046	$22,143	$4,650,182	$2,973,745	$(1,352,650)	$(325,069)	$5,969,397
Net income				845,502			845,502
Issuance of stock			4,285				4,285
Dividends declared:
Common stock[1]				(124,168)			(124,168)
Preferred stock				(1,059)			(1,059)
Common stock purchases[3]			(5,882)		(631,638)		(637,520)
Stock based compensation			3,923		13,740		17,663
Other comprehensive loss, net of tax						(2,399,262)	(2,399,262)
Balance at September 30, 2022	$1,046	$22,143	$4,652,508	$3,694,020	$(1,970,548)	$(2,724,331)	$3,674,838
[1]	Dividends declared per common share during the nine months ended September 30, 2022 - $1.65 (2021 - $1.30).
[2]

During the nine months ended September 30, 2021, the Corporation entered into a $350 million accelerated share repurchase transaction with respect to its common stock, which was accounted for as a treasury stock transaction. Refer to Note 18 for additional information.

[3]

During the nine months ended September 30, 2022, the Corporation completed a $400 million accelerated share repurchase transaction with respect to its common stock and entered into an additional $231 million accelerated share repurchase transaction with respect to its common stock. Both were accounted for as a treasury stock transaction. Refer to Note 18 for additional information.

	For the period ended
	September 30,	September 30,
Disclosure of changes in number of shares:	2022	2021
Preferred Stock:
Balance at beginning and end of period	885,726	885,726
Common Stock – Issued:
Balance at beginning of period	104,579,334	104,508,290
Issuance of stock	55,571	54,643
Balance at end of period	104,634,905	104,562,933
Treasury stock	(31,961,561)	(24,721,369)
Common Stock – Outstanding	72,673,344	79,841,564

The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$845,502	$728,825
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses (benefit)	33,499	(160,414)
Goodwill impairment losses	9,000	-
Amortization of intangibles	2,481	3,089
Depreciation and amortization of premises and equipment	41,207	41,416
Net accretion of discounts and amortization of premiums and deferred fees	39,142	(21,773)
Interest capitalized on loans subject to the temporary payment moratorium or loss mitigation alternatives	(9,249)	(12,735)
Share-based compensation	14,822	16,186
Impairment losses on right-of-use and long-lived assets	688	303
Fair value adjustments on mortgage servicing rights	(2,776)	11,706
Fair value adjustment for contingent consideration	(9,241)
Adjustments to indemnity reserves on loans sold	(1,140)	(3,008)
Earnings from investments under the equity method, net of dividends or distributions	(22,011)	(39,135)
Deferred income tax expense	50,460	198,110
(Gain) loss on:
Disposition of premises and equipment and other productive assets	(7,221)	(18,292)
Sale of debt securities	-	(23)
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	374	(16,183)
Disposition of stock as part of the Evertec Transactions	(240,412)	-
Sale of foreclosed assets, including write-downs	(24,339)	(23,622)
Acquisitions of loans held-for-sale	(118,368)	(191,591)
Proceeds from sale of loans held-for-sale	51,468	73,362
Net originations on loans held-for-sale	(191,570)	(413,258)
Net decrease (increase) in:
Trading debt securities	338,166	535,835
Equity securities	3,633	(1,621)
Accrued income receivable	(21,236)	8,584
Other assets	46,812	2,379
Net decrease in:
Interest payable	(4,936)	(10,483)
Pension and other postretirement benefits obligation	(2,252)	(3,078)
Other liabilities	(9,095)	(6,605)
Total adjustments	(32,094)	(30,851)
Net cash provided by operating activities	813,408	697,974
Cash flows from investing activities:
Net decrease (increase) in money market investments	13,562,791	(5,884,981)
Purchases of investment securities:
Available-for-sale	(18,142,424)	(12,117,969)
Held-to-maturity	(1,879,443)	-
Equity	(34,029)	(11,648)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	12,066,879	7,903,982
Held-to-maturity	9,185	8,869
Proceeds from sale of investment securities:
Available-for-sale	-	235,992
Equity	34,450	2,688
Net (disbursements) repayments on loans	(1,762,828)	680,937
Proceeds from sale of loans	56,611	99,680
Acquisition of loan portfolios	(580,625)	(213,804)
Payments to acquire other intangible assets	-	(1,185)
Return of capital from equity method investments	-	3,616
Payments to acquire equity method investments	(1,625)	-
Proceeds from Evertec Stock Sale	219,883	-
Acquisition of premises and equipment	(67,887)	(50,809)
Proceeds from sale of:
Premises and equipment and other productive assets	8,963	19,874
Foreclosed assets	75,719	69,456
Net cash provided by (used in) investing activities	3,565,620	(9,255,302)

Cash flows from financing activities:
Net (decrease) increase in:
Deposits	(2,177,088)	9,148,635
Assets sold under agreements to repurchase	70,847	(34,833)
Other short-term borrowings	175,000	-
Payments of notes payable	(101,000)	(49,009)
Principal payments of finance leases	(2,363)	(2,262)
Proceeds from issuance of common stock	4,285	3,461
Dividends paid	(121,190)	(104,808)
Payments for repurchase of common stock	(631,749)	(350,521)
Payments related to tax withholding for share-based compensation	(5,771)	(5,050)
Net cash (used in) provided by financing activities	(2,789,029)	8,605,613
Net increase in cash and due from banks, and restricted cash	1,589,999	48,285
Cash and due from banks, and restricted cash at beginning of period	434,512	497,094
Cash and due from banks, and restricted cash at the end of the period	$2,024,511	$545,379
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

Accounting Standards Updates Not Yet Adopted

Standard	Description	Date of adoption	Effect on the financial statements
FASB ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations	The FASB issued ASU 2022-04 in September 2022, which requires to disclose information about the use of supplier finance programs in connection with the purchase of goods and services.	January 1, 2023	The Corporation is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements’ presentation and disclosures.
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

		January 1, 2024	The Corporation does not anticipate that the adoption of this accounting pronouncement will have a material effect in its consolidated statement of financial condition and results of operations.
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

January 1, 2023

The Corporation is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements’ presentation and disclosures. The Corporation plans to adopt ASU 2022-02 on January 1, 2023 using a modified retrospective approach. Accordingly, any change in the allowance for credit losses would be reflected as a cumulative-effect adjustment to the beginning balance of retained earning in the period of adoption.

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

		January 1, 2023	The Corporation does not expect to be impacted by the adoption of this standard since it does not hold derivatives designated as fair value hedges.

For other recently issued Accounting Standards Updates not yet effective, refer to Note 3 to the Consolidated Financial Statements included in the 2021 Form 10-K.

Note 4 – Business combination

On July 1, 2022, BPPR completed its previously announced acquisition of certain assets used by Evertec Group, LLC (“Evertec Group”), a wholly owned subsidiary of Evertec, Inc. (“Evertec”), to service certain BPPR channels (“Business Acquisition Transaction”).

As a result of the closing of the Business Acquisition Transaction, BPPR acquired from Evertec Group certain critical channels, including BPPR’s retail and business digital banking and commercial cash management applications. In connection with the Business Acquisition Transaction, BPPR also entered into amended and restated service agreements with Evertec Group pursuant to which Evertec Group will continue to provide various information technology and transaction processing services to Popular, BPPR and their respective subsidiaries.

Under the amended service agreements, Evertec Group no longer has exclusive rights to provide certain of Popular’s technology services. The amended service agreements include discounted pricing and lowered caps on contractual pricing escalators tied to the Consumer Price Index. As part of the transaction, BPPR and Evertec also entered into a revenue sharing structure for BPPR in connection with its merchant acquiring relationship with Evertec. Under the terms of the amended and restated Master Servicing Agreement (“MSA”), Evertec will be entitled to receive monthly payments from the Corporation to the extent that Evertec’s revenues, covered under the MSA, fall below certain agreed annualized minimum amounts.

As consideration for the Business Acquisition Transaction, BPPR delivered to Evertec Group 4,589,169 shares of Evertec common stock valued at closing at $169.2 million (based on Evertec’s stock price on June 30, 2022 of $36.88). A total of $144.8 million of the consideration for the transaction was attributed to the acquisition of the critical channels of which $28.7 million were attributed to Software Intangible Assets and $116.1 million were attributed to goodwill. The transaction was accounted for as a business combination. The remaining $24.2 million was attributed to the renegotiation of the MSA with Evertec and was recorded as an expense. The Corporation also recorded a credit of $6.9 million in Evertec billings under the MSA during the third quarter of 2022 as a result of the Business Acquisition Transaction, resulting in a net expense charge for the quarter of $17.3 million.

On August 15, 2022, the Corporation completed the sale of its remaining 7,065,634 shares of common stock of Evertec (the “Evertec Stock Sale”, and collectively with the Business Acquisition Transaction, the “Evertec Transactions”). Following the Evertec Stock Sale, Popular no longer owns any Evertec common stock. The impact of the gain on the sale of Evertec shares used as consideration for the Business Acquisition Transaction in exchange for the acquired applications on July 1, 2022 and the net expense associated with the renegotiation of the MSA, together with the Evertec Stock Sale and the related accounting adjustments of the Evertec Transactions, resulted in an aggregate after-tax gain of $226.6 million, recorded during the third quarter of 2022.

The following table presents the fair values of the consideration and major classes of identifiable assets acquired by BPPR as of July 1, 2022.

As recorded by
(In thousands)	Popular, Inc.
Stock consideration	$144,785
Total consideration	$144,785
Assets:
Developed technology - Software intangible assets	$28,650
Total assets	$28,650
Net assets acquired	$28,650
Goodwill on acquisition	$116,135

The fair value initially assigned to the assets acquired is preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair value becomes available. As the Corporation finalizes its analysis, there may continue to be adjustments to the recorded carrying values, and thus the recognized goodwill may increase or decrease.

The following is a description of the methods used to determine the fair values of significant assets acquired in the Business Acquisition Transaction:

Developed technology – Software intangible assets

In order to determine the fair value of the developed technology acquired, the Corporation considered the guidance in ASC Topic 820, Fair Value Measurements. The Corporation used the cost replacement methodology and estimated the cost that would be incurred in developing the acquired technology as the assets’ fair value. In developing this estimate, the Corporation considered the historical direct costs as well as indirect costs and applied an inflation factor to arrive at what would be the current replacement cost. To this estimated cost, the Corporation applied an obsolescence factor to arrive at the estimated fair value of the acquired technology. The obsolescence factor considered the estimated remaining useful life of the acquired software, considering existing and upcoming technology changes, as well as the scalability of the system architecture for further developments. This software acquired for internal use is recorded within Other Assets in the accompanying Consolidated Financial Statements and will be amortized over its current estimated remaining useful life of 5 years.

Goodwill

The goodwill is the residual difference between the consideration transferred to Evertec and the fair value of the assets acquired, net of the liabilities assumed, if any. The entire amount of goodwill is deductible for income tax purposes pursuant to P.R. Internal Revenue Code (“IRC”) section 1033.07 over a 15-year period.

The Corporation believes that given the amount of assets acquired and the size of the operations acquired in relation to Popular’s operations, the historical results of Evertec are not material to Popular’s results, and thus no pro forma information is presented.

Note 5 - Restrictions on cash and due from banks and certain securities

BPPR is required by regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $2.8 billion at September 30, 2022 (December 31, 2021 - $2.7 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover the required average reserve balances.

At September 30, 2022, the Corporation held $111 million in restricted assets in the form of funds deposited in money market accounts, debt securities available for sale and equity securities (December 31, 2021 - $50 million). The restricted assets held in debt securities available for sale and equity securities consist primarily of assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 6 – Debt securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities available-for-sale at September 30, 2022 and December 31, 2021.

	At September 30, 2022
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
U.S. Treasury securities
Within 1 year	$7,690,995	$382	$34,608	$7,656,769	2.23%
After 1 to 5 years	11,739,136	-	944,129	10,795,007	1.26
After 5 to 10 years	3,531,911	-	477,765	3,054,146	1.39
Total U.S. Treasury securities	22,962,042	382	1,456,502	21,505,922	1.60
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	4,288	-	207	4,081	1.77
After 5 to 10 years	37,695	-	2,058	35,637	1.70
After 10 years	147,962	28	11,504	136,486	2.39
Total collateralized mortgage obligations - federal agencies	189,945	28	13,769	176,204	2.24
Mortgage-backed securities
Within 1 year	1	-	-	1	7.16
After 1 to 5 years	72,119	16	3,620	68,515	2.36
After 5 to 10 years	833,972	47	67,813	766,206	2.11
After 10 years	7,013,463	1,266	1,268,503	5,746,226	1.60
Total mortgage-backed securities	7,919,555	1,329	1,339,936	6,580,948	1.66
Other
After 1 to 5 years	1,077	-	3	1,074	3.97
Total other	1,077	-	3	1,074	3.97
Total debt securities available-for-sale[1]	$31,072,619	$1,739	$2,810,210	$28,264,148	1.62%
[1]

Includes $19.6 billion pledged to secure government and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $18.5 billion serve as collateral for public funds.

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

There were no debt securities available-for-sale sold during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Corporation sold U.S. Treasury Notes. The proceeds from these sales were $236 million.

The following tables present the Corporation’s fair value and gross unrealized losses of debt securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021.

	At September 30, 2022
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$13,636,522	$1,054,349	$3,617,608	$402,153	$17,254,130	$1,456,502
Collateralized mortgage obligations - federal agencies	160,914	11,468	12,509	2,301	173,423	13,769
Mortgage-backed securities	1,810,828	170,187	4,721,928	1,169,749	6,532,756	1,339,936
Other	74	3	-	-	74	3
Total debt securities available-for-sale in an unrealized loss position	$15,608,338	$1,236,007	$8,352,045	$1,574,203	$23,960,383	$2,810,210

	At December 31, 2021
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
U.S. Treasury securities	$9,590,448	$102,059	$-	$-	$9,590,448	$102,059
Collateralized mortgage obligations - federal agencies	35,533	334	1,084	29	36,617	363
Mortgage-backed securities	5,767,556	170,614	595,051	25,312	6,362,607	195,926
Total debt securities available-for-sale in an unrealized loss position	$15,393,537	$273,007	$596,135	$25,341	$15,989,672	$298,348

As of September 30, 2022, the portfolio of available-for-sale debt securities reflects gross unrealized losses of approximately $2.8 billion, driven mainly by fixed-rate U.S. Treasury Securities and mortgage-backed securities, which have been impacted by a decline in fair value as a result of the rising interest rate environment. The portfolio of available-for-sale debt securities is comprised mainly of U.S Treasuries and obligations from the U.S. Government, its agencies or government sponsored entities, including FNMA, FHMLC and GNMA. As discussed in Note 2 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2021, these securities carry an explicit or implicit guarantee from the U.S. Government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, the Corporation applies a zero-credit loss assumption and no ACL for these securities has been established. In October 2022, the Corporation transferred U.S. Treasury securities with a fair value of $6.5 billion (par value of $7.4 billion) from its available-for-sale portfolio to its held-to-maturity portfolio. Refer to additional information on Note 34, Subsequent Events.

Note 7 –Debt securities held-to-maturity

The following tables present the amortized cost, allowance for credit losses, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities held-to-maturity at September 30, 2022 and December 31, 2021.

	At September 30, 2022
		Allowance		Gross	Gross		Weighted
	Amortized	for Credit	Net of	unrealized	unrealized	Fair	average
(In thousands)	cost	Losses	Allowance	gains	losses	value	yield
U.S. Treasury securities
Within 1 year	$348,053	$-	$348,053	$-	$3,262	$344,791	3.00%
After 1 to 5 years	1,533,494	-	1,533,494	-	48,605	1,484,889	2.75
Total U.S. Treasury securities	1,881,547	-	1,881,547	-	51,867	1,829,680	2.80
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	4,530	11	4,519	7	-	4,526	6.10
After 1 to 5 years	19,105	215	18,890	149	81	18,958	4.24
After 5 to 10 years	1,025	33	992	33	-	1,025	5.80
After 10 years	41,519	6,951	34,568	4,947	2,130	37,385	1.41
Total obligations of Puerto Rico, States and political subdivisions	66,179	7,210	58,969	5,136	2,211	61,894	2.62
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	24	-	24	-	-	24	6.44
Total collateralized mortgage obligations - federal agencies	24	-	24	-	-	24	6.44
Securities in wholly owned statutory business trusts
After 10 years	5,960	-	5,960	-	-	5,960	6.33
Total securities in wholly owned statutory business trusts	5,960	-	5,960	-	-	5,960	6.33
Total debt securities held-to-maturity	$1,953,710	$7,210	$1,946,500	$5,136	$54,078	$1,897,558	2.80%

	At December 31, 2021
		Allowance		Gross	Gross		Weighted
	Amortized	for Credit	Net of	unrealized	unrealized	Fair	average
(In thousands)	cost	Losses	Allowance	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$4,240	$7	$4,233	$4	$-	$4,237	6.07%
After 1 to 5 years	14,395	148	14,247	149	-	14,396	6.23
After 5 to 10 years	11,280	122	11,158	104	-	11,262	2.18
After 10 years	43,561	7,819	35,742	11,746	-	47,488	1.50
Total obligations of Puerto Rico, States and political subdivisions	73,476	8,096	65,380	12,003	-	77,383	2.79
Collateralized mortgage obligations - federal agencies
After 1 to 5 years	25	-	25	-	-	25	6.44
Total collateralized mortgage obligations - federal agencies	25	-	25	-	-	25	6.44
Securities in wholly owned statutory business trusts
After 10 years	5,960	-	5,960	-	-	5,960	6.33
Total securities in wholly owned statutory business trusts	5,960	-	5,960	-	-	5,960	6.33
Total debt securities held-to-maturity	$79,461	$8,096	$71,365	$12,003	$-	$83,368	3.06%

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

At September 30, 2022 and December 31, 2021, the “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity, includes securities issued by municipalities of Puerto Rico that are generally not rated by a credit rating agency. This includes $25 million of general and special obligation bonds issued by three municipalities of Puerto Rico, that are payable primarily from certain property taxes imposed by the issuing municipality (December 31, 2021 - $30 million). In the case of general obligations, they also benefit from a pledge of the full faith, credit and unlimited taxing power of the issuing municipality, which is required by law to levy property taxes in an amount sufficient for the payment of debt service on such general obligation bonds. The Corporation performs periodic credit quality reviews of these securities and internally assigns standardized credit risk ratings based on its evaluation. The Corporation considers these ratings in its estimate to develop the allowance for credit losses associated with these securities. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 9 to the Consolidated Financial Statements.

The following presents the amortized cost basis of securities held by the Corporation issued by municipalities of Puerto Rico aggregated by the internally assigned standardized credit risk rating:

	At September 30, 2022	At December 31, 2021
(In thousands)	Securities issued by Puerto Rico municipalities
Watch	$13,735	$16,345
Pass	10,925	13,800
Total	$24,660	$30,145

At September 30, 2022, the portfolio of “Obligations of Puerto Rico, States and political subdivisions” also includes $42 million in securities issued by the Puerto Rico Housing Finance Authority (“HFA”), a government instrumentality, for which the underlying source of payment is second mortgage loans in Puerto Rico residential properties (not the government), but for which HFA, provides a guarantee in the event of default and upon the satisfaction of certain other conditions (December 31, 2021 - $43 million). These securities are not rated by a credit rating agency. The Corporation assesses the credit risk associated with these securities by evaluating the refreshed FICO scores of a representative sample of the underlying borrowers. At September 30, 2022, the average refreshed FICO score for the representative sample, comprised of 65% of the nominal value of the securities, used for the loss estimate was of 707 (compared to 64% and 704, respectively, at December 31, 2021). The loss estimates for this portfolio was based on the methodology established under CECL for similar loan obligations. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio.

A further deterioration of the Puerto Rico economy or of the fiscal health of the Government of Puerto Rico and/or its instrumentalities (including if any of the issuing municipalities become subject to a debt restructuring proceeding under PROMESA) could further affect the value of these securities, resulting in losses to the Corporation.

Refer to Note 21 to the Consolidated Financial Statements for additional information on the Corporation’s exposure to the Puerto Rico Government.

Delinquency status

At September 30, 2022 and December 31, 2021, there were no securities held-to-maturity in past due or non-performing status.

Allowance for credit losses on debt securities held-to-maturity

The following table provides the activity in the allowance for credit losses related to debt securities held-to-maturity by security type at September 30, 2022 and September 30, 2021:

	For the quarters ended September 30,
	2022	2021
(In thousands)	Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance	$7,495	$10,214
Provision for credit losses (benefit)	(285)	(992)
Securities charged-off	-	-
Recoveries	-	-
Ending balance	$7,210	$9,222

	For the nine months ended September 30,
	2022	2021
(In thousands)	Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance	$8,096	$10,261
Provision for credit losses (benefit)	(886)	(1,039)
Securities charged-off	-	-
Recoveries	-	-
Ending balance	$7,210	$9,222

The allowance for credit losses for the Obligations of Puerto Rico, States and political subdivisions includes $0.3 million for securities issued by municipalities of Puerto Rico, and $6.9 million for bonds issued by the Puerto Rico HFA, which are secured by second mortgage loans on Puerto Rico residential properties (compared to $0.3 million and $7.8 million, respectively, at December 31, 2021).

Note 8 – Loans

For a summary of the accounting policies related to loans, interest recognition and allowance for credit losses refer to Note 2 - Summary of significant accounting policies of the 2021 Form 10-K.

During the quarter and nine months ended September 30, 2022, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $66 million and $219 million, respectively, including $0.3 million and $4 million in PCD loans, respectively, and consumer loans of $135 million and $349 million, respectively. During the quarter and nine months ended September 30, 2022, the Corporation recorded purchases of $106 million and $129 million, respectively in commercial loans.

During the quarter and nine months ended September 30, 2021, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $90 million and $310 million, respectively, including $1 million and $13 million in PCD loans, respectively, and commercial loans of $41 million and $90 million, respectively.

The Corporation performed whole-loan sales involving approximately $17 million and $50 million of residential mortgage loans during the quarter and nine months ended September 30, 2022, respectively (September 30, 2021 - $31 million and $116 million, respectively). During the quarter and nine months ended September 30, 2022, the Corporation performed sales of commercial loans, including loan participations amounting to $11 million and $54 million, respectively (September 30, 2021 - $35 million and $44 million, respectively).

Also, the Corporation securitized approximately $14 million and $169 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2022, respectively (September 30, 2021 - $85 million and $294 million, respectively). Furthermore, the Corporation securitized approximately $22 million and $117 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2022, respectively (September 30, 2021 - $76 million and $235 million, respectively). Also, the Corporation securitized approximately $9 million of mortgage loans into Federal Home Loan Mortgage Corporation (“FHLMC”) mortgage-backed securities during the nine months ended September 30, 2022 (September 30, 2021 - $4 million and $18 million for the quarter and nine months ended).

Delinquency status

The following tables present the amortized cost basis of loans held-in-portfolio (“HIP”), net of unearned income, by past due status, and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at September 30, 2022 and December 31, 2021.

September 30, 2022
Puerto Rico

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$546	$-	$251	$797	$276,521	$277,318	$251	$-
Commercial real estate:
Non-owner occupied	3,005	789	21,443	25,237	2,820,803	2,846,040	21,443	-
Owner occupied	10,992	7,834	28,379	47,205	1,540,932	1,588,137	28,379	-
Commercial and industrial	7,105	1,139	38,003	46,247	3,547,841	3,594,088	37,375	628
Construction	-	1,087	-	1,087	210,480	211,567	-	-
Mortgage	237,316	89,802	581,378	908,496	5,147,347	6,055,843	252,773	328,605
Leasing	14,487	2,740	5,697	22,924	1,515,580	1,538,504	5,697	-
Consumer:
Credit cards	7,268	4,481	10,361	22,110	966,406	988,516	-	10,361
Home equity lines of credit	-	-	-	-	2,957	2,957	-	-
Personal	13,725	7,348	18,137	39,210	1,478,746	1,517,956	18,117	20
Auto	71,230	21,852	34,432	127,514	3,401,390	3,528,904	34,432	-
Other	708	768	12,025	13,501	124,950	138,451	11,748	277
Total	$366,382	$137,840	$750,106	$1,254,328	$21,033,953	$22,288,281	$410,215	$339,891

September 30, 2022
Popular U.S.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP	loans	loans
Commercial multi-family	$-	$-	$-	$-	$1,926,791	$1,926,791	$-	$-
Commercial real estate:
Non-owner occupied	-	136	10,631	10,767	1,660,668	1,671,435	10,631	-
Owner occupied	-	5,106	606	5,712	1,472,699	1,478,411	606	-
Commercial and industrial	924	2,144	5,803	8,871	1,975,768	1,984,639	5,191	612
Construction	-	-	-	-	604,723	604,723	-	-
Mortgage	1,501	4,558	21,533	27,592	1,228,278	1,255,870	21,533	-
Consumer:
Credit cards	-	-	-	-	34	34	-	-
Home equity lines of credit	256	577	3,970	4,803	65,036	69,839	3,970	-
Personal	1,495	1,529	1,261	4,285	233,780	238,065	1,261	-
Other	704	-	12	716	4,384	5,100	12	-
Total	$4,880	$14,050	$43,816	$62,746	$9,172,161	$9,234,907	$43,204	$612

September 30, 2022
Popular, Inc.

	Past due						Past due 90 days or more
	30-59	60-89	90 days	Total			Non-accrual	Accruing
(In thousands)	days	days	or more	past due	Current	Loans HIP[2] [3]	loans	loans
Commercial multi-family	$546	$-	$251	$797	$2,203,312	$2,204,109	$251	$-
Commercial real estate:
Non-owner occupied	3,005	925	32,074	36,004	4,481,471	4,517,475	32,074	-
Owner occupied	10,992	12,940	28,985	52,917	3,013,631	3,066,548	28,985	-
Commercial and industrial	8,029	3,283	43,806	55,118	5,523,609	5,578,727	42,566	1,240
Construction	-	1,087	-	1,087	815,203	816,290	-	-
Mortgage[1]	238,817	94,360	602,911	936,088	6,375,625	7,311,713	274,306	328,605
Leasing	14,487	2,740	5,697	22,924	1,515,580	1,538,504	5,697	-
Consumer:
Credit cards	7,268	4,481	10,361	22,110	966,440	988,550	-	10,361
Home equity lines of credit	256	577	3,970	4,803	67,993	72,796	3,970	-
Personal	15,220	8,877	19,398	43,495	1,712,526	1,756,021	19,378	20
Auto	71,230	21,852	34,432	127,514	3,401,390	3,528,904	34,432	-
Other	1,412	768	12,037	14,217	129,334	143,551	11,760	277
Total	$371,262	$151,890	$793,922	$1,317,074	$30,206,114	$31,523,188	$453,419	$340,503
[1]

It is the Corporation’s policy to report delinquent residential mortgage loans insured by Federal Housing Administration (“FHA”) or guaranteed by the U.S. Department of Veterans Affairs (“VA”) as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. The balance of these loans includes $9 million at September 30, 2022 related to the rebooking of loans previously pooled into GNMA securities, in which the Corporation had a buy-back option as further described below. Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to repurchases option are required to be reflected (rebooked) on the financial statements of BPPR with an offsetting liability. These balances include $198 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of September 30, 2022. Furthermore, the Corporation has approximately $42 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

[2]	Loans held-in-portfolio are net of $283 million in unearned income and exclude $8 million in loans held-for-sale.
[3]

Includes $7.2 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which $3.0 billion were pledged at the Federal Home Loan Bank ("FHLB") as collateral for borrowings and $1.9 billion at the Federal Reserve Bank ("FRB") for discount window borrowings and $2.3 billion serve as collateral for public funds.

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

At September 30, 2022, mortgage loans held-in-portfolio include $1.9 billion (December 31, 2021 - $1.9 billion) of loans insured by the FHA, or guaranteed by the VA of which $0.3 billion (December 31, 2021 - $0.5 billion) are 90 days or more past due. These balances include $725 million in loans modified under a TDR (December 31, 2021 - $716 million), that are presented as accruing loans. The portfolio of guaranteed loans includes $198 million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of September 30, 2022 (December 31, 2021 - $304 million). The Corporation has approximately $42 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at September 30, 2022 (December 31, 2021 - $50 million).

Loans with a delinquency status of 90 days past due as of September 30, 2022 include $9 million in loans previously pooled into GNMA securities (December 31, 2021 - $13 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements of BPPR with an offsetting liability. Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative.

The following tables present the amortized cost basis of non-accrual loans as of September 30, 2022 and December 31, 2021 by class of loans:

September 30, 2022
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance
Commercial multi-family	$-	$251	$-	$-	$-	$251
Commercial real estate non-owner occupied	16,931	4,512	-	10,631	16,931	15,143
Commercial real estate owner occupied	11,247	17,132	-	606	11,247	17,738
Commercial and industrial	22,844	14,531	-	5,191	22,844	19,722
Mortgage	132,300	120,473	-	21,533	132,300	142,006
Leasing	218	5,479	-	-	218	5,479
Consumer:
HELOCs	-	-	-	3,970	-	3,970
Personal	5,560	12,557	-	1,261	5,560	13,818
Auto	1,067	33,365	-	-	1,067	33,365
Other	263	11,485	-	12	263	11,497
Total	$190,430	$219,785	$-	$43,204	$190,430	$262,989

December 31, 2021
	Puerto Rico		Popular U.S.		Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance
Commercial multi-family	$-	$272	$-	$-	$-	$272
Commercial real estate non-owner occupied	15,819	4,897	-	622	15,819	5,519
Commercial real estate owner occupied	13,491	40,844	-	1,013	13,491	41,857
Commercial and industrial	30,177	14,547	-	3,897	30,177	18,444
Construction	-	485	-	-	-	485
Mortgage	169,827	164,060	29	21,940	169,856	186,000
Leasing	276	2,826	-	-	276	2,826
Consumer:
HELOCs	-	-	-	5,406	-	5,406
Personal	6,279	14,956	81	600	6,360	15,556
Auto	879	22,206	-	-	879	22,206
Other	-	12,448	-	-	-	12,448
Total	$236,748	$277,541	$110	$33,478	$236,858	$311,019

Loans in non-accrual status with no allowance at September 30, 2022 include $190 million in collateral dependent loans (December 31, 2021 - $237 million). The Corporation recognized $3 million in interest income on non-accrual loans during the nine months ended September 30, 2022 (September 30, 2021 - $4 million).

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

The following tables present the amortized cost basis of collateral-dependent loans, for which the ACL was measured based on the fair value of the collateral less cost to sell, by class of loans and type of collateral as of September 30, 2022 and December 31, 2021:

	September 30, 2022
(In thousands)	Real Estate	Auto	Equipment	Accounts Receivables	Other	Total
Puerto Rico
Commercial multi-family	$1,342	$-	$-	$-	$-	$1,342
Commercial real estate:
Non-owner occupied	204,407	-	-	-	-	204,407
Owner occupied	21,571	-	-	-	-	21,571
Commercial and industrial	1,425	-	32	9,777	23,811	35,045
Mortgage	142,473	-	-	-	-	142,473
Leasing	-	814	3	-	-	817
Consumer:
Personal	5,642	-	-	-	-	5,642
Auto	-	9,280	-	-	-	9,280
Other	-	-	-	-	263	263
Total Puerto Rico	$376,860	$10,094	$35	$9,777	$24,074	$420,840
Popular U.S.
Commercial real estate:
Non-owner occupied	10,631	-	-	-	-	10,631
Mortgage	$853	$-	$-	$-	$-	$853
Total Popular U.S.	$11,484	$-	$-	$-	$-	$11,484
Popular, Inc.
Commercial multi-family	$1,342	$-	$-	$-	$-	$1,342
Commercial real estate:
Non-owner occupied	215,038	-	-	-	-	215,038
Owner occupied	21,571	-	-	-	-	21,571
Commercial and industrial	1,425	-	32	9,777	23,811	35,045
Mortgage	143,326	-	-	-	-	143,326
Leasing	-	814	3	-	-	817
Consumer:
Personal	5,642	-	-	-	-	5,642
Auto	-	9,280	-	-	-	9,280
Other	-	-	-	-	263	263
Total Popular, Inc.	$388,344	$10,094	$35	$9,777	$24,074	$432,324

	December 31, 2021
(In thousands)	Real Estate	Auto	Equipment	Accounts Receivables	Other	Total
Puerto Rico
Commercial multi-family	$1,374	$-	$-	$-	$-	$1,374
Commercial real estate:
Non-owner occupied	211,026	-	-	-	-	211,026
Owner occupied	47,268	-	-	-	-	47,268
Commercial and industrial	2,650	-	680	10,675	27,893	41,898
Mortgage	179,774	-	-	-	-	179,774
Leasing	-	574	-	-	-	574
Consumer:
Personal	6,165	-	-	-	-	6,165
Auto	-	8,983	-	-	-	8,983
Total Puerto Rico	$448,257	$9,557	$680	$10,675	$27,893	$497,062
Popular U.S.
Mortgage	$926	$-	$-	$-	$-	$926
Total Popular U.S.	$926	$-	$-	$-	$-	$926
Popular, Inc.
Commercial multi-family	$1,374	$-	$-	$-	$-	$1,374
Commercial real estate:
Non-owner occupied	211,026	-	-	-	-	211,026
Owner occupied	47,268	-	-	-	-	47,268
Commercial and industrial	2,650	-	680	10,675	27,893	41,898
Mortgage	180,700	-	-	-	-	180,700
Leasing	-	574	-	-	-	574
Consumer:
Personal	6,165	-	-	-	-	6,165
Auto	-	8,983	-	-	-	8,983
Total Popular, Inc.	$449,183	$9,557	$680	$10,675	$27,893	$497,988

Purchased Credit Deteriorated (PCD) Loans

The Corporation has purchased loans during the quarter and nine months ended September 30, 2022 and 2021, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(In thousands)	For the quarter ended September 30, 2022	For the nine months ended September 30, 2022
Purchase price of loans at acquisition	$247	$2,840
Allowance for credit losses at acquisition	59	841
Non-credit discount / (premium) at acquisition	6	131
Par value of acquired loans at acquisition	$312	$3,812

(In thousands)	For the quarter ended September 30, 2021	For the nine months ended September 30, 2021
Purchase price of loans at acquisition	$1,060	$10,044
Allowance for credit losses at acquisition	253	2,811
Non-credit discount / (premium) at acquisition	54	389
Par value of acquired loans at acquisition	$1,367	$13,244

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

At September 30, 2022, the Corporation estimated the ACL by weighting the outputs of optimistic, baseline, and pessimistic scenarios. Among the three scenarios used to estimate the ACL, the baseline is assigned the highest probability, followed by the pessimistic scenario given the uncertainties in the economic outlook and downside risk. The weightings applied are subject to evaluation on a quarterly basis as part of the ACL’s governance process. The Corporation evaluates, at least on an annual basis, the assumptions tied to the CECL accounting framework. These include the reasonable and supportable period as well as the reversion window. During the third quarter of 2022, as part of its evaluation procedures, the Corporation decided to extend the reversion window from 1 year to 3 years. The extension in the reversion period results in a better representation of historical movements for key macroeconomic variables that impact the ACL. This change in assumptions contributed to a reduction of $11 million in the ACL. The reasonable and supportable period assumptions remained unchanged.

The baseline scenario assumes an annualized 2022 GDP growth of 3.1% and 1.6% for Puerto Rico and United States, respectively, compared to 2.8% for both regions in the previous quarter. The improvement in P.R.’s GDP was mainly due to updated fiscal assumptions, which include the potential impact of the Inflation Reduction Act. As for the U.S., the reduction in GDP growth was driven by updated data for the second quarter of 2022, which reflected two consecutive quarters of GDP decline. 2023 annualized GDP growth for P.R. and U.S. of 2.2% and 1.5%, respectively, compared to 2.7% for both regions in the previous quarter. The reduction in 2023 is in part due to tight monetary policy, weaker job growth and persistent inflation.

The 2022 average unemployment rate remained largely consistent with the forecast for the immediately preceding quarter, forecasted at 6.6% and 3.6% for Puerto Rico and United States, respectively, compared to 6.9% and 3.5%, respectively, in the previous forecast. For 2023 the forecasted average unemployment rate for P.R. and U.S. is 7.8% and 3.9%, slightly higher than previous quarter’s 7.6% and 3.4% for P.R. and U.S., respectively.

The following tables present the changes in the ACL of loans held-in-portfolio and unfunded commitments for the quarters and nine months ended September 30, 2022 and 2021.

For the quarter ended September 30, 2022
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$153,547	$3,074	$130,030	$19,037	$274,889	$580,577
Provision for credit losses (benefit)	7,078	1,181	(11,648)	2,115	29,968	28,694
Initial allowance for credit losses - PCD Loans	-	-	59	-	-	59
Charge-offs	(4,818)	-	(1,720)	(2,191)	(28,480)	(37,209)
Recoveries	5,968	-	3,885	853	8,107	18,813
Ending balance	$161,775	$4,255	$120,606	$19,814	$284,484	$590,934
Allowance for credit losses - unfunded commitments:
Beginning balance	$2,032	$1,534	$-	$-	$-	$3,566
Provision for credit losses (benefit)	868	349	-	-	-	1,217
Ending balance - unfunded commitments [1]	$2,900	$1,883	$-	$-	$-	$4,783
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended September 30, 2022
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$56,083	$3,839	$18,275	$22,976	$101,173
Provision for credit losses (benefit)	11,488	(1,895)	(370)	1,602	10,825
Charge-offs	(720)	-	-	(1,623)	(2,343)
Recoveries	1,231	-	23	1,253	2,507
Ending balance	$68,082	$1,944	$17,928	$24,208	$112,162
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,317	$1,961	$-	$60	$3,338
Provision for credit losses (benefit)	(201)	(650)	-	37	(814)
Ending balance - unfunded commitments [1]	$1,116	$1,311	$-	$97	$2,524
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended September 30, 2022
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$209,630	$6,913	$148,305	$19,037	$297,865	$681,750
Provision for credit losses (benefit)	18,566	(714)	(12,018)	2,115	31,570	39,519
Initial allowance for credit losses - PCD Loans	-	-	59	-	-	59
Charge-offs	(5,538)	-	(1,720)	(2,191)	(30,103)	(39,552)
Recoveries	7,199	-	3,908	853	9,360	21,320
Ending balance	$229,857	$6,199	$138,534	$19,814	$308,692	$703,096
Allowance for credit losses - unfunded commitments:
Beginning balance	$3,349	$3,495	$-	$-	$60	$6,904
Provision for credit losses (benefit)	667	(301)	-	-	37	403
Ending balance - unfunded commitments [1]	$4,016	$3,194	$-	$-	$97	$7,307
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the nine months ended September 30, 2022
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$151,928	$1,641	$138,286	$17,578	$284,729	$594,162
Provision for credit losses (benefit)	1,055	1,803	(28,129)	3,807	46,625	25,161
Initial allowance for credit losses - PCD Loans	-	-	841	-	-	841
Charge-offs	(6,667)	-	(4,408)	(4,094)	(72,324)	(87,493)
Recoveries	15,459	811	14,016	2,523	25,454	58,263
Ending balance - loans	$161,775	$4,255	$120,606	$19,814	$284,484	$590,934
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,751	$2,388	$-	$-	$-	$4,139
Provision for credit losses (benefit)	1,149	(505)	-	-	-	644
Ending balance - unfunded commitments [1]	$2,900	$1,883	$-	$-	$-	$4,783
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the nine months ended September 30, 2022
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$63,877	$4,722	$16,192	$16,413	$101,204
Provision for credit losses (benefit)	3,204	(3,910)	1,756	8,764	9,814
Charge-offs	(1,244)	-	(68)	(4,256)	(5,568)
Recoveries	2,245	1,132	48	3,287	6,712
Ending balance - loans	$68,082	$1,944	$17,928	$24,208	$112,162
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,384	$2,337	$-	$37	$3,758
Provision for credit losses (benefit)	(268)	(1,026)	-	60	(1,234)
Ending balance - unfunded commitments [1]	$1,116	$1,311	$-	$97	$2,524
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the nine months ended September 30, 2022
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$215,805	$6,363	$154,478	$17,578	$301,142	$695,366
Provision for credit losses (benefit)	4,259	(2,107)	(26,373)	3,807	55,389	34,975
Initial allowance for credit losses - PCD Loans	-	-	841	-	-	841
Charge-offs	(7,911)	-	(4,476)	(4,094)	(76,580)	(93,061)
Recoveries	17,704	1,943	14,064	2,523	28,741	64,975
Ending balance - loans	$229,857	$6,199	$138,534	$19,814	$308,692	$703,096
Allowance for credit losses - unfunded commitments:
Beginning balance	$3,135	$4,725	$-	$-	$37	$7,897
Provision for credit losses (benefit)	881	(1,531)	-	-	60	(590)
Ending balance - unfunded commitments [1]	$4,016	$3,194	$-	$-	$97	$7,307
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended September 30, 2021
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$186,784	$1,220	$166,808	$17,551	$289,490	$661,853
Provision for credit losses (benefit)	(13,923)	(1,532)	(14,110)	(5,613)	(814)	(35,992)
Initial allowance for credit losses - PCD Loans	-	-	253	-	-	253
Charge-offs	(9,481)	(1)	(1,157)	(1,054)	(18,211)	(29,904)
Recoveries	5,124	2,224	3,268	750	9,202	20,568
Ending balance	$168,504	$1,911	$155,062	$11,634	$279,667	$616,778
Allowance for credit losses - unfunded commitments:
Beginning balance	$3,252	$1,405	$-	$-	$-	$4,657
Provision for credit losses	(915)	663	-	-	-	(252)
Ending balance - unfunded commitments [1]	$2,337	$2,068	$-	$-	$-	$4,405
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended September 30, 2021
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$84,360	$10,036	$15,811	$13,730	$123,937
Provision for credit losses (benefit)	(18,513)	(2,097)	(543)	(1,500)	(22,653)
Charge-offs	(24)	-	(2)	(1,637)	(1,663)
Recoveries	487	-	50	1,639	2,176
Ending balance - loans	$66,310	$7,939	$15,316	$12,232	$101,797
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,559	$3,672	$-	$48	$5,279
Provision for credit losses	(405)	(866)	-	(13)	(1,284)
Ending balance - unfunded commitments [1]	$1,154	$2,806	$-	$35	$3,995
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statement of Financial Condition.

For the quarter ended September 30, 2021
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$271,144	$11,256	$182,619	$17,551	$303,220	$785,790
Provision for credit losses (benefit)	(32,436)	(3,629)	(14,653)	(5,613)	(2,314)	(58,645)
Initial allowance for credit losses - PCD Loans	-	-	253	-	-	253
Charge-offs	(9,505)	(1)	(1,159)	(1,054)	(19,848)	(31,567)
Recoveries	5,611	2,224	3,318	750	10,841	22,744
Ending balance	$234,814	$9,850	$170,378	$11,634	$291,899	$718,575
Allowance for credit losses - loans:
Beginning balance	$4,811	$5,077	$-	$-	$48	$9,936
Provision for credit losses	(1,320)	(203)	-	-	(13)	(1,536)
Ending balance - unfunded commitments [1]	$3,491	$4,874	$-	$-	$35	$8,400
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the nine months ended September 30, 2021
Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$225,323	$4,871	$195,557	$16,863	$297,136	$739,750
Provision for credit losses (benefit)	(63,773)	255	(36,179)	(4,414)	5,655	(98,456)
Initial allowance for credit losses - PCD Loans	-	-	2,811	-	-	2,811
Charge-offs	(14,399)	(6,620)	(16,585)	(3,247)	(59,606)	(100,457)
Recoveries	21,353	3,405	9,458	2,432	36,482	73,130
Ending balance - loans	$168,504	$1,911	$155,062	$11,634	$279,667	$616,778
Allowance for credit losses - unfunded commitments:
Beginning balance	$4,913	$4,610	$-	$-	$-	$9,523
Provision for credit losses (benefit)	(2,576)	(2,542)	-	-	-	(5,118)
Ending balance - unfunded commitments [1]	$2,337	$2,068	$-	$-	$-	$4,405
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the nine months ended September 30, 2021
Popular U.S.

(In thousands)	Commercial	Construction	Mortgage	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$108,057	$9,366	$20,159	$18,918	$156,500
Provision for credit losses (benefit)	(42,607)	(1,334)	(5,394)	(4,133)	(53,468)
Charge-offs	(1,097)	(523)	(3)	(7,267)	(8,890)
Recoveries	1,957	430	554	4,714	7,655
Ending balance - loans	$66,310	$7,939	$15,316	$12,232	$101,797
Allowance for credit losses - unfunded commitments:
Beginning balance	$1,753	$4,469	$-	$106	$6,328
Provision for credit losses (benefit)	(599)	(1,663)	-	(71)	(2,333)
Ending balance - unfunded commitments [1]	$1,154	$2,806	$-	$35	$3,995
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the nine months ended September 30, 2021
Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses - loans:
Beginning balance	$333,380	$14,237	$215,716	$16,863	$316,054	$896,250
Provision for credit losses (benefit)	(106,380)	(1,079)	(41,573)	(4,414)	1,522	(151,924)
Initial allowance for credit losses - PCD Loans	-	-	2,811	-	-	2,811
Charge-offs	(15,496)	(7,143)	(16,588)	(3,247)	(66,873)	(109,347)
Recoveries	23,310	3,835	10,012	2,432	41,196	80,785
Ending balance - loans	$234,814	$9,850	$170,378	$11,634	$291,899	$718,575
Allowance for credit losses - unfunded commitments:
Beginning balance	$6,666	$9,079	$-	$-	$106	$15,851
Provision for credit losses (benefit)	(3,175)	(4,205)	-	-	(71)	(7,451)
Ending balance - unfunded commitments [1]	$3,491	$4,874	$-	$-	$35	$8,400
[1]	Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

Modifications

A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. For a summary of the accounting policy related to TDRs, refer to the Summary of Significant Accounting Policies included in Note 2 to the 2021 Form 10-K.

The outstanding balance of loans classified as TDRs amounted to $1.6 billion at September 30, 2022 (December 31, 2021 - $1.7 billion). The amount of outstanding commitments to lend additional funds to debtors owing loans whose terms have been modified in TDRs amounted to $9 million related to the commercial loan portfolio at September 30, 2022 (December 31, 2021 - $9 million).

The following table presents the outstanding balance of loans classified as TDRs according to their accruing status and the related allowance at September 30, 2022 and December 31, 2021.

	September 30, 2022				December 31, 2021
(In thousands)	Accruing	Non-Accruing	Total	Related Allowance	Accruing	Non-Accruing	Total	Related Allowance
Loans held-in-portfolio:
Commercial	$266,036	$58,516	$324,552	$18,932	$261,344	$64,744	$326,088	$24,736
Mortgage[1]	1,167,237	85,764	1,253,001	59,995	1,143,204	112,509	1,255,713	61,888
Leasing	126	36	162	26	325	47	372	42
Consumer	55,149	7,776	62,925	13,877	64,093	10,556	74,649	16,124
Loans held-in-portfolio	$1,488,548	$152,092	$1,640,640	$92,830	$1,468,966	$187,856	$1,656,822	$102,790
[1] At September 30, 2022, accruing mortgage loan TDRs include $725 million guaranteed by U.S. sponsored entities at BPPR, compared to $716 million at December 31, 2021.

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters and nine months ended September 30, 2022 and 2021. Loans modified as TDRs for the U.S. operations are considered insignificant to the Corporation.

	Popular, Inc.
	For the quarter ended September 30, 2022				For the nine months ended September 30, 2022
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	-	-	2	-	-	1	2	2
Commercial real estate owner occupied	1	3	-	2	2	9	1	2
Commercial and industrial	-	3	-	-	3	8	1	11
Mortgage	2	63	210	2	6	128	715	3
Leasing	-	-	-	-	-	-	1	-
Consumer:
Credit cards	7	-	-	10	31	-	-	32
Personal	28	4	1	-	82	60	1	1
Auto	-	-	-	-	-	1	-	-
Total	38	73	213	14	124	207	721	51

	Popular, Inc.
	For the quarter ended September 30, 2021				For the nine months ended September 30, 2021
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	-	-	-	-	-	1	1	-
Commercial real estate non-owner occupied	-	-	1	-	-	9	1	-
Commercial real estate owner occupied	-	-	-	4	3	23	3	6
Commercial and industrial	1	2	-	8	2	10	-	14
Mortgage	13	35	455	4	35	114	1,273	4
Leasing	-	-	1	-	-	-	2	-
Consumer:
Credit cards	19	-	-	12	108	-	1	39
HELOCs	-	-	-	-	-	1	1	-
Personal	28	31	-	-	148	94	1	2
Auto	-	3	1	-	-	5	3	-
Other	-	-	-	1	6	-	-	1
Total	61	71	458	29	302	257	1,286	66

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters and nine months ended September 30, 2022 and 2021.

Popular, Inc.
For the quarter ended September 30, 2022
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	2	$1,327	$1,326	$10
Commercial real estate owner occupied	6	2,488	2,471	(47)
Commercial and industrial	3	123	117	7
Mortgage	277	28,990	30,192	1,032
Consumer:
Credit cards	17	157	154	1
Personal	33	542	539	146
Total	338	$33,627	$34,799	$1,149

Popular, Inc.
For the quarter ended September 30, 2021
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$166	$173	$21
Commercial real estate owner occupied	4	10,878	6,812	10
Commercial and industrial	11	4,750	4,236	642
Mortgage	507	67,293	60,601	1,889
Leasing	1	8	6	1
Consumer:
Credit cards	31	265	263	4
Personal	59	756	753	122
Auto	4	107	107	44
Other	1	293	291	122
Total	619	$84,516	$73,242	$2,855

Popular, Inc.
For the nine months ended September 30, 2022
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for credit losses as a result of modification
Commercial real estate non-owner occupied	5	$4,779	$4,777	$15
Commercial real estate owner occupied	14	15,594	15,567	(2,120)
Commercial and industrial	23	49,625	49,425	2,067
Mortgage	852	93,773	96,918	3,143
Leasing	1	14	12	2
Consumer:
Credit cards	63	567	599	8
Personal	144	2,223	2,297	411
Auto	1	28	28	5
Total	1,103	$166,603	$169,623	$3,531

Popular, Inc.
For the nine months ended September 30, 2021
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for credit losses as a result of modification
Commercial multi-family	2	$246	$211	$26
Commercial real estate non-owner occupied	10	3,461	3,454	162
Commercial real estate owner occupied	35	91,678	86,768	1,146
Commercial and industrial	26	5,463	4,943	707
Mortgage	1,426	173,041	171,852	5,040
Leasing	2	40	38	5
Consumer:
Credit cards	148	1,819	1,745	38
HELOCs	2	176	228	54
Personal	245	3,438	3,434	754
Auto	8	171	176	59
Other	7	304	302	124
Total	1,911	$279,837	$273,151	$8,115

During the nine months ended September 30, 2022, three loans with an aggregate unpaid principal balance of $2.7 million were restructured into multiple notes (“Note A / B split”), compared to five loans with an aggregate unpaid principal balance of $10.2 million during the nine months ended September 30, 2021. No charge-offs were recorded as part of Note A / B splits during 2022 and 2021. The recorded investment on these commercial TDRs amounted to approximately $2.7 million at September 30, 2022, compared to $10.2 million at September 30, 2021. These loans were restructured after analyzing the borrowers’ capacity to repay the debt, collateral and ability to perform under the modified terms.

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

Popular, Inc.
	Defaulted during the quarter ended September 30, 2022		Defaulted during the nine months ended September 30, 2022
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate owner occupied	1	$560	1	$560
Commercial and industrial	2	1,165	5	3,661
Mortgage	35	3,500	73	9,200
Leasing	1	5	1	5
Consumer:
Credit cards	4	32	24	185
Personal	15	160	34	558
Total	58	$5,422	138	$14,169

Popular, Inc.
	Defaulted during the quarter ended September 30, 2021		Defaulted during the nine months ended September 30, 2021
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	-	$-	4	$8,421
Commercial real estate owner occupied	1	383	3	4,138
Commercial and industrial	-	-	5	317
Mortgage	25	2,503	72	7,514
Consumer:
Credit cards	17	202	74	914
Personal	13	158	21	603
Total	56	$3,246	179	$21,907

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

The following tables present the amortized cost basis, net of unearned income, of loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at September 30, 2022 and December 31, 2021 by vintage year. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 9 to the Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended December 31, 2021.

September 30, 2022
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior Years			Total
Puerto Rico
Commercial:
Commercial multi-family
Watch	$-	$-	$-	$-	$-	$2,473	$-	$-	$2,473
Special mention	-	-	-	-	-	2,140	-	-	2,140
Substandard	-	-	-	980	-	6,079	100	-	7,159
Pass	131,886	23,229	20,902	33,921	24,811	30,797	-	-	265,546
Total commercial multi-family	$131,886	$23,229	$20,902	$34,901	$24,811	$41,489	$100	$-	$277,318

Commercial real estate non-owner occupied
Watch	$176	$25,806	$14,086	$15,011	$7,966	$84,684	$-	$-	$147,729
Special Mention	-	29,504	20,439	8,115	-	19,518	-	-	77,576
Substandard	12,368	203	-	18,891	25,754	64,026	-	-	121,242
Pass	884,261	586,270	300,119	94,676	35,767	583,781	14,619	-	2,499,493
Total commercial real estate non-owner occupied	$896,805	$641,783	$334,644	$136,693	$69,487	$752,009	$14,619	$-	$2,846,040

Commercial real estate owner occupied
Watch	$2,400	$7,314	$6,754	$5,448	$798	$94,104	$199	$-	$117,017
Special Mention	11	289	1,273	6,624	1,341	72,357	-	-	81,895
Substandard	15,720	4,690	1,293	1,136	42,248	89,144	-	-	154,231
Doubtful	-	-	-	-	-	239	-	-	239
Pass	147,863	267,014	290,880	47,095	58,154	407,018	16,731	-	1,234,755
Total commercial real estate owner occupied	$165,994	$279,307	$300,200	$60,303	$102,541	$662,862	$16,930	$-	$1,588,137
Commercial and industrial
Watch	$23,095	$62,764	$21,348	$21,929	$25,020	$54,058	$65,716	$-	$273,930
Special Mention	5,575	2,524	984	1,199	24,599	47,934	10,422	-	93,237
Substandard	20,362	352	1,714	3,346	13,613	41,563	45,856	-	126,806
Loss	-	-	-	-	-	-	4	-	4
Pass	564,875	673,459	143,943	189,658	113,625	306,555	1,107,996	-	3,100,111
Total commercial and industrial	$613,907	$739,099	$167,989	$216,132	$176,857	$450,110	$1,229,994	$-	$3,594,088

Construction
Watch	$35,748	$3,047	$10,627	$-	$-	$-	$13,252	$-	$62,674
Special Mention	858	-	-	-	-	-	-	-	858
Pass	8,769	41,895	68,566	2,223	-	-	26,582	-	148,035
Total construction	$45,375	$44,942	$79,193	$2,223	$-	$-	$39,834	$-	$211,567

Mortgage
Substandard	$-	$-	$1,070	$4,409	$4,940	$96,176	$-	$-	$106,595
Pass	286,023	459,232	289,846	207,850	240,900	4,465,397	-	-	5,949,248
Total mortgage	$286,023	$459,232	$290,916	$212,259	$245,840	$4,561,573	$-	$-	$6,055,843

Leasing
Substandard	$556	$1,394	$1,090	$1,296	$760	$600	$-	$-	$5,696
Pass	534,225	457,662	259,076	163,179	91,252	27,414	-	-	1,532,808
Total leasing	$534,781	$459,056	$260,166	$164,475	$92,012	$28,014	$-	$-	$1,538,504

September 30, 2022
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior Years			Total
Puerto Rico
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$10,359	$-	$10,359
Loss	-	-	-	-	-	-	1	-	1
Pass	-	-	-	-	-	-	978,156	-	978,156
Total credit cards	$-	$-	$-	$-	$-	$-	$988,516	$-	$988,516

HELOCs
Pass	-	-	-	-	-	-	2,957	-	2,957
Total HELOCs	$-	$-	$-	$-	$-	$-	$2,957	$-	$2,957

Personal
Substandard	$490	$1,898	$626	$2,234	$652	$11,378	$-	$1,320	$18,598
Loss	-	111	14	15	-	24	-	1	165
Pass	664,517	369,894	119,562	137,584	55,757	122,396	-	29,483	1,499,193
Total Personal	$665,007	$371,903	$120,202	$139,833	$56,409	$133,798	$-	$30,804	$1,517,956

Auto
Substandard	$2,908	$9,394	$9,861	$9,568	$5,039	$2,669	$-	$-	$39,439
Loss	15	30	-	-	27	39	-	-	111
Pass	937,173	1,029,958	641,076	474,675	288,185	118,287	-	-	3,489,354
Total Auto	$940,096	$1,039,382	$650,937	$484,243	$293,251	$120,995	$-	$-	$3,528,904

Other consumer
Substandard	$-	$-	$104	$-	$559	$4	$11,045	$-	$11,712
Loss	-	-	-	-	263	-	-	-	263
Pass	26,497	19,555	7,129	7,085	4,715	3,259	58,236	-	126,476
Total Other consumer	$26,497	$19,555	$7,233	$7,085	$5,537	$3,263	$69,281	$-	$138,451
Total Puerto Rico	$4,306,371	$4,077,488	$2,232,382	$1,458,147	$1,066,745	$6,754,113	$2,362,231	$30,804	$22,288,281

September 30, 2022
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior Years			Total
Popular U.S.
Commercial:
Commercial multi-family
Watch	$-	$8,482	$42,367	$47,254	$12,680	$53,890	$-	$-	$164,673
Special mention	-	-	1,204	938	16,535	9,971	-	-	28,648
Substandard	-	-	-	66,765	7,410	5,507	-	-	79,682
Pass	347,436	402,131	205,944	194,317	138,757	363,429	1,774	-	1,653,788
Total commercial multi-family	$347,436	$410,613	$249,515	$309,274	$175,382	$432,797	$1,774	$-	$1,926,791

Commercial real estate non-owner occupied
Watch	$-	$12,680	$17,421	$3,370	$29,290	$27,796	$-	$-	$90,557
Special Mention	-	-	-	1,360	-	81,021	-	-	82,381
Substandard	-	2,883	-	12,413	795	6,783	-	-	22,874
Pass	457,826	198,716	211,082	111,346	99,502	388,440	8,711	-	1,475,623
Total commercial real estate non-owner occupied	$457,826	$214,279	$228,503	$128,489	$129,587	$504,040	$8,711	$-	$1,671,435

Commercial real estate owner occupied
Watch	$-	$-	$5,113	$1,079	$6,647	$45,376	$4,222	$-	$62,437
Special Mention	-	-	-	-	5,109	2,503	-	-	7,612
Substandard	-	-	-	7,441	6,107	41,727	-	-	55,275
Pass	265,762	423,736	140,857	94,271	143,141	279,566	5,754	-	1,353,087
Total commercial real estate owner occupied	$265,762	$423,736	$145,970	$102,791	$161,004	$369,172	$9,976	$-	$1,478,411
Commercial and industrial
Watch	$4,058	$2,914	$2,401	$2,263	$8,612	$630	$15,447	$-	$36,325
Special Mention	729	1,080	6,318	288	99	-	4	-	8,518
Substandard	455	1,195	253	4,532	606	1,837	1,865	-	10,743
Loss	-	216	992	12	20	9	-	-	1,249
Pass	133,809	310,446	366,778	202,325	176,612	395,049	342,785	-	1,927,804
Total commercial and industrial	$139,051	$315,851	$376,742	$209,420	$185,949	$397,525	$360,101	$-	$1,984,639

Construction
Watch	$-	$4,176	$-	$6,979	$18,310	$34,126	$-	$-	$63,591
Special Mention	-	-	-	-	-	13,655	-	-	13,655
Substandard	-	-	1,127	-	5,352	2,095	-	-	8,574
Pass	67,657	169,586	136,299	124,518	10,916	9,927	-	-	518,903
Total construction	$67,657	$173,762	$137,426	$131,497	$34,578	$59,803	$-	$-	$604,723

Mortgage
Substandard	$-	$1,595	$4,338	$4,285	$1,051	$10,264	$-	$-	$21,533
Pass	186,000	307,110	245,092	189,149	58,717	248,269	-	-	1,234,337
Total mortgage	$186,000	$308,705	$249,430	$193,434	$59,768	$258,533	$-	$-	$1,255,870

September 30, 2022
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior Years			Total
Popular U.S.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$34	$-	$34
Total credit cards	$-	$-	$-	$-	$-	$-	$34	$-	$34

HELOCs
Substandard	$-	$-	$-	$-	$-	$2,285	$-	$804	$3,089
Loss	-	-	-	-	-	158	-	723	881
Pass	-	-	-	-	-	8,974	41,226	15,669	65,869
Total HELOCs	$-	$-	$-	$-	$-	$11,417	$41,226	$17,196	$69,839

Personal
Substandard	$242	$301	$92	$290	$21	$289	$-	$-	$1,235
Loss	-	-	-	10	-	15	-	-	25
Pass	149,856	53,759	9,475	17,527	3,009	3,179	-	-	236,805
Total Personal	$150,098	$54,060	$9,567	$17,827	$3,030	$3,483	$-	$-	$238,065

Other consumer
Substandard	$-	$-	$-	$-	$-	$-	$12	$-	$12
Pass	-	-	-	-	-	-	5,088	-	5,088
Total Other consumer	$-	$-	$-	$-	$-	$-	$5,100	$-	$5,100
Total Popular U.S.	$1,613,830	$1,901,006	$1,397,153	$1,092,732	$749,298	$2,036,770	$426,922	$17,196	$9,234,907

September 30, 2022
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior Years			Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch	$-	$8,482	$42,367	$47,254	$12,680	$56,363	$-	$-	$167,146
Special mention	-	-	1,204	938	16,535	12,111	-	-	30,788
Substandard	-	-	-	67,745	7,410	11,586	100	-	86,841
Pass	479,322	425,360	226,846	228,238	163,568	394,226	1,774	-	1,919,334
Total commercial multi-family	$479,322	$433,842	$270,417	$344,175	$200,193	$474,286	$1,874	$-	$2,204,109

Commercial real estate non-owner occupied
Watch	$176	$38,486	$31,507	$18,381	$37,256	$112,480	$-	$-	$238,286
Special Mention	-	29,504	20,439	9,475	-	100,539	-	-	159,957
Substandard	12,368	3,086	-	31,304	26,549	70,809	-	-	144,116
Pass	1,342,087	784,986	511,201	206,022	135,269	972,221	23,330	-	3,975,116
Total commercial real estate non-owner occupied	$1,354,631	$856,062	$563,147	$265,182	$199,074	$1,256,049	$23,330	$-	$4,517,475

Commercial real estate owner occupied
Watch	$2,400	$7,314	$11,867	$6,527	$7,445	$139,480	$4,421	$-	$179,454
Special Mention	11	289	1,273	6,624	6,450	74,860	-	-	89,507
Substandard	15,720	4,690	1,293	8,577	48,355	130,871	-	-	209,506
Doubtful	-	-	-	-	-	239	-	-	239
Pass	413,625	690,750	431,737	141,366	201,295	686,584	22,485	-	2,587,842
Total commercial real estate owner occupied	$431,756	$703,043	$446,170	$163,094	$263,545	$1,032,034	$26,906	$-	$3,066,548

Commercial and industrial
Watch	$27,153	$65,678	$23,749	$24,192	$33,632	$54,688	$81,163	$-	$310,255
Special Mention	6,304	3,604	7,302	1,487	24,698	47,934	10,426	-	101,755
Substandard	20,817	1,547	1,967	7,878	14,219	43,400	47,721	-	137,549
Loss	-	216	992	12	20	9	4	-	1,253
Pass	698,684	983,905	510,721	391,983	290,237	701,604	1,450,781	-	5,027,915
Total commercial and industrial	$752,958	$1,054,950	$544,731	$425,552	$362,806	$847,635	$1,590,095	$-	$5,578,727

September 30, 2022
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior Years			Total
Popular, Inc.

Construction
Watch	$35,748	$7,223	$10,627	$6,979	$18,310	$34,126	$13,252	$-	$126,265
Special Mention	858	-	-	-	-	13,655	-	-	14,513
Substandard	-	-	1,127	-	5,352	2,095	-	-	8,574
Pass	76,426	211,481	204,865	126,741	10,916	9,927	26,582	-	666,938
Total construction	$113,032	$218,704	$216,619	$133,720	$34,578	$59,803	$39,834	$-	$816,290

Mortgage
Substandard	$-	$1,595	$5,408	$8,694	$5,991	$106,440	$-	$-	$128,128
Pass	472,023	766,342	534,938	396,999	299,617	4,713,666	-	-	7,183,585
Total mortgage	$472,023	$767,937	$540,346	$405,693	$305,608	$4,820,106	$-	$-	$7,311,713

Leasing
Substandard	$556	$1,394	$1,090	$1,296	$760	$600	$-	$-	$5,696
Pass	534,225	457,662	259,076	163,179	91,252	27,414	-	-	1,532,808
Total leasing	$534,781	$459,056	$260,166	$164,475	$92,012	$28,014	$-	$-	$1,538,504

September 30, 2022
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior Years			Total
Popular, Inc.
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$10,359	$-	$10,359
Loss	-	-	-	-	-	-	1	-	1
Pass	-	-	-	-	-	-	978,190	-	978,190
Total credit cards	$-	$-	$-	$-	$-	$-	$988,550	$-	$988,550

HELOCs
Substandard	$-	$-	$-	$-	$-	$2,285	$-	$804	$3,089
Loss	-	-	-	-	-	158	-	723	881
Pass	-	-	-	-	-	8,974	44,183	15,669	68,826
Total HELOCs	$-	$-	$-	$-	$-	$11,417	$44,183	$17,196	$72,796

Personal
Substandard	$732	$2,199	$718	$2,524	$673	$11,667	$-	$1,320	$19,833
Loss	-	111	14	25	-	39	-	1	190
Pass	814,373	423,653	129,037	155,111	58,766	125,575	-	29,483	1,735,998
Total Personal	$815,105	$425,963	$129,769	$157,660	$59,439	$137,281	$-	$30,804	$1,756,021

Auto
Substandard	$2,908	$9,394	$9,861	$9,568	$5,039	$2,669	$-	$-	$39,439
Loss	15	30	-	-	27	39	-	-	111
Pass	937,173	1,029,958	641,076	474,675	288,185	118,287	-	-	3,489,354
Total Auto	$940,096	$1,039,382	$650,937	$484,243	$293,251	$120,995	$-	$-	$3,528,904

Other consumer
Substandard	$-	$-	$104	$-	$559	$4	$11,057	$-	$11,724
Loss	-	-	-	-	263	-	-	-	263
Pass	26,497	19,555	7,129	7,085	4,715	3,259	63,324	-	131,564
Total Other consumer	$26,497	$19,555	$7,233	$7,085	$5,537	$3,263	$74,381	$-	$143,551
Total Popular Inc.	$5,920,201	$5,978,494	$3,629,535	$2,550,879	$1,816,043	$8,790,883	$2,789,153	$48,000	$31,523,188

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Puerto Rico
Commercial:
Commercial multi-family
Watch	$-	$-	$-	$-	$-	$4,485	$-	$-	$4,485
Special mention	-	-	-	-	-	3,025	-	-	3,025
Substandard	-	-	982	-	-	6,257	100	-	7,339
Pass	24,936	21,288	34,840	25,311	2,066	31,468	11	-	139,920
Total commercial multi-family	$24,936	$21,288	$35,822	$25,311	$2,066	$45,235	$111	$-	$154,769

Commercial real estate non-owner occupied
Watch	$100,465	$228,852	$25,443	$137,044	$2,406	$205,304	$3,237	$-	$702,751
Special Mention	18,509	12,563	7,271	-	4,608	24,056	-	-	67,007
Substandard	30,155	27,790	24,200	25,456	2,770	72,407	-	-	182,778
Pass	513,087	88,662	88,353	37,999	42,522	557,052	9,712	-	1,337,387
Total commercial real estate non-owner occupied	$662,216	$357,867	$145,267	$200,499	$52,306	$858,819	$12,949	$-	$2,289,923

Commercial real estate owner occupied
Watch	$8,393	$8,612	$8,972	$6,958	$3,039	$121,716	$-	$-	$157,690
Special Mention	5,573	857	7,598	1,427	2,449	103,472	-	-	121,376
Substandard	6,960	1,028	1,646	35,529	1,869	113,288	-	-	160,320
Doubtful	-	-	-	-	76	612	-	-	688
Pass	238,533	198,442	44,943	23,112	32,585	429,651	16,389	-	983,655
Total commercial real estate owner occupied	$259,459	$208,939	$63,159	$67,026	$40,018	$768,739	$16,389	$-	$1,423,729
Commercial and industrial
Watch	$186,529	$12,542	$21,536	$103,835	$14,577	$90,776	$108,183	$-	$537,978
Special Mention	7,380	9,936	14,856	28,473	1,012	28,448	60,397	-	150,502
Substandard	2,190	1,091	3,041	35,826	66,771	45,168	38,003	-	192,090
Doubtful	-	-	-	-	-	62	-	-	62
Pass	843,661	335,369	275,357	84,084	72,580	333,869	702,896	-	2,647,816
Total commercial and industrial	$1,039,760	$358,938	$314,790	$252,218	$154,940	$498,323	$909,479	$-	$3,528,448

Construction
Substandard	$-	$-	$485	$-	$-	$-	$-	$-	$485
Pass	21,596	41,622	1,148	-	-	-	22,260	-	86,626
Total construction	$21,596	$41,622	$1,633	$-	$-	$-	$22,260	$-	$87,111

Mortgage
Substandard	$-	$954	$5,212	$5,613	$4,310	$122,690	$-	$-	$138,779
Pass	463,742	304,780	223,464	265,239	194,982	4,660,880	-	-	6,113,087
Total mortgage	$463,742	$305,734	$228,676	$270,852	$199,292	$4,783,570	$-	$-	$6,251,866

Leasing
Substandard	$124	$618	$880	$613	$613	$235	$-	$-	$3,083
Loss	-	-	-	1	16	2	-	-	19
Pass	613,452	328,085	222,770	133,112	62,881	17,917	-	-	1,378,217
Total leasing	$613,576	$328,703	$223,650	$133,726	$63,510	$18,154	$-	$-	$1,381,319

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Puerto Rico
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$8,577	$-	$8,577
Pass	-	-	-	-	-	-	911,274	-	911,274
Total credit cards	$-	$-	$-	$-	$-	$-	$919,851	$-	$919,851

HELOCs
Substandard	$-	$-	$-	$-	$-	$-	$23	$-	$23
Pass	-	-	-	-	-	-	3,548	-	3,548
Total HELOCs	$-	$-	$-	$-	$-	$-	$3,571	$-	$3,571

Personal
Substandard	$426	$610	$2,105	$866	$936	$15,680	$-	$1,385	$22,008
Loss	30	2	3	-	-	3	-	-	38
Pass	539,604	197,652	227,328	91,341	53,630	120,065	-	36,394	1,266,014
Total Personal	$540,060	$198,264	$229,436	$92,207	$54,566	$135,748	$-	$37,779	$1,288,060

Auto
Substandard	$3,080	$7,520	$9,498	$4,739	$2,210	$1,422	$-	$-	$28,469
Loss	42	11	-	-	-	-	-	-	53
Pass	1,259,800	808,339	637,300	420,293	177,104	80,829	-	-	3,383,665
Total Auto	$1,262,922	$815,870	$646,798	$425,032	$179,314	$82,251	$-	$-	$3,412,187

Other consumer
Substandard	$-	$114	$21	$487	$-	$135	$11,250	$-	$12,007
Loss	-	-	-	579	-	34	-	-	613
Pass	24,845	9,781	9,348	5,610	3,914	947	57,483	-	111,928
Total Other consumer	$24,845	$9,895	$9,369	$6,676	$3,914	$1,116	$68,733	$-	$124,548
Total Puerto Rico	$4,913,112	$2,647,120	$1,898,600	$1,473,547	$749,926	$7,191,955	$1,953,343	$37,779	$20,865,382

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular U.S.
Commercial:
Commercial multi-family
Watch	$8,600	$41,348	$56,229	$20,682	$37,343	$48,753	$-	$-	$212,955
Special mention	-	3,752	9,013	30,244	11,071	28,297	-	-	82,377
Substandard	-	-	67,149	12,748	-	18,644	-	-	98,541
Pass	422,613	241,805	201,298	144,534	46,809	352,724	4,205	-	1,413,988
Total commercial multi-family	$431,213	$286,905	$333,689	$208,208	$95,223	$448,418	$4,205	$-	$1,807,861

Commercial real estate non-owner occupied
Watch	$12,716	$22,109	$42,067	$56,576	$28,604	$154,289	$780	$-	$317,141
Special Mention	2,939	-	3,205	7,025	10,573	15,569	-	-	39,311
Substandard	-	756	6,405	14,544	11,384	60,323	-	-	93,412
Pass	543,667	356,071	156,925	211,432	250,516	346,606	8,386	-	1,873,603
Total commercial real estate non-owner occupied	$559,322	$378,936	$208,602	$289,577	$301,077	$576,787	$9,166	$-	$2,323,467

Commercial real estate owner occupied
Watch	$-	$239	$7,825	$8,150	$1,676	$17,132	$4,222	$-	$39,244
Special Mention	-	-	-	-	-	1,800	-	-	1,800
Substandard	-	-	1,148	2,878	-	20,841	-	-	24,867
Pass	129,898	46,737	34,355	23,845	26,236	63,463	3,928	-	328,462
Total commercial real estate owner occupied	$129,898	$46,976	$43,328	$34,873	$27,912	$103,236	$8,150	$-	$394,373
Commercial and industrial
Watch	$3,747	$4,667	$4,292	$9,273	$5	$1,530	$3,925	$-	$27,439
Special Mention	2,504	7,203	670	481	59	215	8,177	-	19,309
Substandard	537	97	4,559	495	168	1,890	159	-	7,905
Loss	262	58	108	17	51	191	-	-	687
Pass	273,254	339,564	211,695	191,086	115,146	339,336	284,710	-	1,754,791
Total commercial and industrial	$280,304	$351,589	$221,324	$201,352	$115,429	$343,162	$296,971	$-	$1,810,131

Construction
Watch	$-	$14,300	$23,547	$28,757	$34,205	$-	$-	$-	$100,809
Special Mention	-	-	-	-	-	13,622	-	-	13,622
Substandard	-	-	-	15,438	10,231	-	-	-	25,669
Pass	130,587	136,045	165,105	13,634	36,500	7,138	-	-	489,009
Total construction	$130,587	$150,345	$188,652	$57,829	$80,936	$20,760	$-	$-	$629,109

Mortgage
Substandard	$-	$4,338	$3,894	$967	$217	$12,680	$-	$-	$22,096
Pass	326,641	266,212	215,071	61,986	6,376	276,948	-	-	1,153,234
Total mortgage	$326,641	$270,550	$218,965	$62,953	$6,593	$289,628	$-	$-	$1,175,330

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular U.S.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$10	$-	$10
Total credit cards	$-	$-	$-	$-	$-	$-	$10	$-	$10

HELOCs
Substandard	$-	$-	$-	$-	$-	$3,006	$-	$935	$3,941
Loss	-	-	-	-	-	207	-	1,258	1,465
Pass	-	-	-	-	-	11,423	38,267	20,195	69,885
Total HELOCs	$-	$-	$-	$-	$-	$14,636	$38,267	$22,388	$75,291

Personal
Substandard	$72	$81	$250	$73	$17	$163	$2	$-	$658
Loss	-	-	4	-	-	19	-	-	23
Pass	75,538	19,411	43,346	7,418	2,802	5,625	124	-	154,264
Total Personal	$75,610	$19,492	$43,600	$7,491	$2,819	$5,807	$126	$-	$154,945

Other consumer
Pass	$-	$-	$-	$-	$-	$-	$4,658	$-	$4,658
Total Other consumer	$-	$-	$-	$-	$-	$-	$4,658	$-	$4,658
Total Popular U.S.	$1,933,575	$1,504,793	$1,258,160	$862,283	$629,989	$1,802,434	$361,553	$22,388	$8,375,175

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch	$8,600	$41,348	$56,229	$20,682	$37,343	$53,238	$-	$-	$217,440
Special mention	-	3,752	9,013	30,244	11,071	31,322	-	-	85,402
Substandard	-	-	68,131	12,748	-	24,901	100	-	105,880
Pass	447,549	263,093	236,138	169,845	48,875	384,192	4,216	-	1,553,908
Total commercial multi-family	$456,149	$308,193	$369,511	$233,519	$97,289	$493,653	$4,316	$-	$1,962,630

Commercial real estate non-owner occupied
Watch	$113,181	$250,961	$67,510	$193,620	$31,010	$359,593	$4,017	$-	$1,019,892
Special Mention	21,448	12,563	10,476	7,025	15,181	39,625	-	-	106,318
Substandard	30,155	28,546	30,605	40,000	14,154	132,730	-	-	276,190
Pass	1,056,754	444,733	245,278	249,431	293,038	903,658	18,098	-	3,210,990
Total commercial real estate non-owner occupied	$1,221,538	$736,803	$353,869	$490,076	$353,383	$1,435,606	$22,115	$-	$4,613,390

Commercial real estate owner occupied
Watch	$8,393	$8,851	$16,797	$15,108	$4,715	$138,848	$4,222	$-	$196,934
Special Mention	5,573	857	7,598	1,427	2,449	105,272	-	-	123,176
Substandard	6,960	1,028	2,794	38,407	1,869	134,129	-	-	185,187
Doubtful	-	-	-	-	76	612	-	-	688
Pass	368,431	245,179	79,298	46,957	58,821	493,114	20,317	-	1,312,117
Total commercial real estate owner occupied	$389,357	$255,915	$106,487	$101,899	$67,930	$871,975	$24,539	$-	$1,818,102

Commercial and industrial
Watch	$190,276	$17,209	$25,828	$113,108	$14,582	$92,306	$112,108	$-	$565,417
Special Mention	9,884	17,139	15,526	28,954	1,071	28,663	68,574	-	169,811
Substandard	2,727	1,188	7,600	36,321	66,939	47,058	38,162	-	199,995
Doubtful	-	-	-	-	-	62	-	-	62
Loss	262	58	108	17	51	191	-	-	687
Pass	1,116,915	674,933	487,052	275,170	187,726	673,205	987,606	-	4,402,607
Total commercial and industrial	$1,320,064	$710,527	$536,114	$453,570	$270,369	$841,485	$1,206,450	$-	$5,338,579

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular, Inc.

Construction
Watch	$-	$14,300	$23,547	$28,757	$34,205	$-	$-	$-	$100,809
Special Mention	-	-	-	-	-	13,622	-	-	13,622
Substandard	-	-	485	15,438	10,231	-	-	-	26,154
Pass	152,183	177,667	166,253	13,634	36,500	7,138	22,260	-	575,635
Total construction	$152,183	$191,967	$190,285	$57,829	$80,936	$20,760	$22,260	$-	$716,220

Mortgage
Substandard	$-	$5,292	$9,106	$6,580	$4,527	$135,370	$-	$-	$160,875
Pass	790,383	570,992	438,535	327,225	201,358	4,937,828	-	-	7,266,321
Total mortgage	$790,383	$576,284	$447,641	$333,805	$205,885	$5,073,198	$-	$-	$7,427,196

Leasing
Substandard	$124	$618	$880	$613	$613	$235	$-	$-	$3,083
Loss	-	-	-	1	16	2	-	-	19
Pass	613,452	328,085	222,770	133,112	62,881	17,917	-	-	1,378,217
Total leasing	$613,576	$328,703	$223,650	$133,726	$63,510	$18,154	$-	$-	$1,381,319

December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior Years			Total
Popular, Inc.
Consumer:
Credit cards
Substandard	$-	$-	$-	$-	$-	$-	$8,577	$-	$8,577
Pass	-	-	-	-	-	-	911,284	-	911,284
Total credit cards	$-	$-	$-	$-	$-	$-	$919,861	$-	$919,861

HELOCs
Substandard	$-	$-	$-	$-	$-	$3,006	$23	$935	$3,964
Loss	-	-	-	-	-	207	-	1,258	1,465
Pass	-	-	-	-	-	11,423	41,815	20,195	73,433
Total HELOCs	$-	$-	$-	$-	$-	$14,636	$41,838	$22,388	$78,862

Personal
Substandard	$498	$691	$2,355	$939	$953	$15,843	$2	$1,385	$22,666
Loss	30	2	7	-	-	22	-	-	61
Pass	615,142	217,063	270,674	98,759	56,432	125,690	124	36,394	1,420,278
Total Personal	$615,670	$217,756	$273,036	$99,698	$57,385	$141,555	$126	$37,779	$1,443,005

Auto
Substandard	$3,080	$7,520	$9,498	$4,739	$2,210	$1,422	$-	$-	$28,469
Loss	42	11	-	-	-	-	-	-	53
Pass	1,259,800	808,339	637,300	420,293	177,104	80,829	-	-	3,383,665
Total Auto	$1,262,922	$815,870	$646,798	$425,032	$179,314	$82,251	$-	$-	$3,412,187

Other consumer
Substandard	$-	$114	$21	$487	$-	$135	$11,250	$-	$12,007
Loss	-	-	-	579	-	34	-	-	613
Pass	24,845	9,781	9,348	5,610	3,914	947	62,141	-	116,586
Total Other consumer	$24,845	$9,895	$9,369	$6,676	$3,914	$1,116	$73,391	$-	$129,206
Total Popular Inc.	$6,846,687	$4,151,913	$3,156,760	$2,335,830	$1,379,915	$8,994,389	$2,314,896	$60,167	$29,240,557

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

The following table presents the components of mortgage banking activities:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$9,126	$9,376	$27,635	$28,613
Mortgage servicing rights fair value adjustments	(499)	(5,979)	2,846	(11,706)
Total mortgage servicing fees, net of fair value adjustments	8,627	3,397	30,481	16,907
Net gain (loss) on sale of loans, including valuation on loans held-for-sale	1,124	6,084	(374)	16,256
Trading account (loss) profit:
Realized (losses) gains on closed derivative positions	(240)	(1,004)	6,325	632
Total trading account (loss) profit	(240)	(1,004)	6,325	632
Losses on repurchased loans, including interest advances	(63)	(170)	(544)	(697)
Total mortgage banking activities	$9,448	$8,307	$35,888	$33,098

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

No liabilities were incurred as a result of these securitizations during the quarters and nine months ended September 30, 2022 and 2021 because they did not contain any credit recourse arrangements. During the quarter and nine months ended September 30, 2022, the Corporation recorded a net gain of $1.0 million and a net loss of $0.8 million, respectively (September 30, 2021 - a net gain of $5.3 million and $13.7 million, respectively) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and nine months ended September 30, 2022 and 2021:

	Proceeds Obtained During the Quarter Ended September 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$14,190	$-	$14,190
Mortgage-backed securities - FNMA	-	21,685	-	21,685
Total trading account debt securities	$-	$35,875	$-	$35,875
Mortgage servicing rights	$-	$-	$809	$809
Total	$-	$35,875	$809	$36,684

	Proceeds Obtained During the Nine months Ended September 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$169,352	$-	$169,352
Mortgage-backed securities - FNMA	-	117,015	-	117,015
Mortgage-backed securities - FHLMC	-	8,505	-	8,505
Total trading account debt securities	$-	$294,872	$-	$294,872
Mortgage servicing rights	$-	$-	$5,179	$5,179
Total	$-	$294,872	$5,179	$300,051

	Proceeds Obtained During the Quarter Ended September 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$84,896	$-	$84,896
Mortgage-backed securities - FNMA	-	76,118	-	76,118
Mortgage-backed securities - FHLMC	-	4,268	-	4,268
Total trading account debt securities	$-	$165,282	$-	$165,282
Mortgage servicing rights	$-	$-	$2,597	$2,597
Total	$-	$165,282	$2,597	$167,879

	Proceeds Obtained During the Nine months Ended September 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA	$-	$293,613	$-	$293,613
Mortgage-backed securities - FNMA	-	234,953	-	234,953
Mortgage-backed securities - FHLMC	-	17,769	-	17,769
Total trading account debt securities	$-	$546,335	$-	$546,335
Mortgage servicing rights	$-	$-	$8,286	$8,286
Total	$-	$546,335	$8,286	$554,621

During the nine months ended September 30, 2022, the Corporation retained servicing rights on whole loan sales involving approximately $50 million in principal balance outstanding (September 30, 2021 - $114 million), with net realized gains of approximately $0.8 million (September 30, 2021 - gains of $2.6 million). All loan sales performed during the nine months ended September 30, 2022 and 2021 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the nine months ended September 30, 2022 and 2021.

Residential MSRs
(In thousands)	September 30, 2022	September 30, 2021
Fair value at beginning of period	$121,570	$118,395
Additions	6,195	9,888
Changes due to payments on loans [1]	(8,178)	(11,873)
Reduction due to loan repurchases	(646)	(1,047)
Changes in fair value due to changes in valuation model inputs or assumptions	11,556	1,214
Other	44	(10)
Fair value at end of period [2]	$130,541	$116,567
[1] Represents changes due to collection / realization of expected cash flows over time.
[2] At September 30, 2022, PB had MSRs amounting to $2.0 million (September 30, 2021 - $1.4 million).

Residential mortgage loans serviced for others were $11.4 billion at September 30, 2022 (December 31, 2021 -$12.1 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. These servicing fees are credited to income when they are collected. At September 30, 2022, those weighted average mortgage servicing fees were 0.31% (September 30, 2021 - 0.30%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased. Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and nine months ended September 30, 2022 and 2021 were as follows:
	Quarters ended				Nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	BPPR	PB	BPPR	PB	BPPR	PB	BPPR	PB
Prepayment speed	5.5%	7.2%	5.8%	13.7%	5.2%	8.4%	6.9%	20.5%
Weighted average life (in years)	9.5	8.2	8.8	5.9	9.7	7.7	8.3	15.4
Discount rate (annual rate)	10.7%	10.0%	10.5%	10.0%	10.5%	9.8%	10.5%	10.9%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and servicing rights purchased from other financial institutions, and the sensitivity to immediate changes in those assumptions, were as follows as of the end of the periods reported:

	Originated MSRs		Purchased MSRs
	September 30,	December 31,	September 30,	December 31,
(In thousands)	2022	2021	2022	2021
Fair value of servicing rights	$42,739	$40,058	$87,802	$81,512
Weighted average life (in years)	6.8	7.1	6.8	7.5
Weighted average prepayment speed (annual rate)	6.2%	7.7%	7.3%	7.6%
Impact on fair value of 10% adverse change	$(763)	$(1,500)	$(1,645)	$(1,486)
Impact on fair value of 20% adverse change	$(1,496)	$(2,359)	$(3,225)	$(3,495)
Weighted average discount rate (annual rate)	11.2%	11.2%	11.0%	11.0%
Impact on fair value of 10% adverse change	$(1,504)	$(2,079)	$(3,242)	$(2,731)
Impact on fair value of 20% adverse change	$(2,913)	$(3,452)	$(6,278)	$(5,832)

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

At September 30, 2022, the Corporation serviced $0.7 billion in residential mortgage loans with credit recourse to the Corporation (December 31, 2021 - $0.7 billion). Also refer to Note 20 to the Consolidated Financial Statements for information on changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At September 30, 2022, the Corporation had recorded $9 million in mortgage loans on its Consolidated Statements of Financial Condition related to this buy-back option program (December 31, 2021 - $13 million). Loans in our serviced GNMA portfolio benefit from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments or completes a payment deferral modification or other borrower assistance alternative. As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation.

During the nine months ended September 30, 2022, the Corporation repurchased approximately $49 million (September 30, 2021 - $80 million) of mortgage loans from its GNMA servicing portfolio. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mainly related to principal and interest advances. The risk associated with the loans is reduced due to their guaranteed nature. The Corporation may place these loans under modification programs offered by FHA, VA or United States Department of Agriculture (USDA) or other loss mitigation programs offered by the Corporation, and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 12 – Other real estate owned

The following tables present the activity related to Other Real Estate Owned (“OREO”), for the quarters and nine months ended September 30, 2022 and 2021.

	For the quarter ended September 30, 2022
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$14,250	$77,887	$92,137
Write-downs in value	(84)	(376)	(460)
Additions	1,711	13,975	15,686
Sales	(1,984)	(12,065)	(14,049)
Other adjustments	-	(75)	(75)
Ending balance	$13,893	$79,346	$93,239

	For the quarter ended September 30, 2021
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$14,581	$58,691	$73,272
Write-downs in value	(522)	(245)	(767)
Additions	1,693	17,395	19,088
Sales	(1,734)	(12,588)	(14,322)
Other adjustments	217	(660)	(443)
Ending balance	$14,235	$62,593	$76,828

	For the nine months ended September 30, 2022
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$15,017	$70,060	$85,077
Write-downs in value	(934)	(949)	(1,883)
Additions	5,230	53,878	59,108
Sales	(5,528)	(43,110)	(48,638)
Other adjustments	108	(533)	(425)
Ending balance	$13,893	$79,346	$93,239

	For the nine months ended September 30, 2021
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$13,214	$69,932	$83,146
Write-downs in value	(986)	(1,764)	(2,750)
Additions	7,668	36,335	44,003
Sales	(6,059)	(40,967)	(47,026)
Other adjustments	398	(943)	(545)
Ending balance	$14,235	$62,593	$76,828

Note 13 − Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	September 30, 2022	December 31, 2021
Net deferred tax assets (net of valuation allowance)	$907,419	$657,597
Investments under the equity method	203,172	298,988
Prepaid taxes	46,818	37,924
Other prepaid expenses	42,682	34,937
Capitalized software costs	82,246	44,908
Derivative assets	16,653	26,093
Trades receivable from brokers and counterparties	13,203	65,460
Principal, interest and escrow servicing advances	44,144	53,942
Guaranteed mortgage loan claims receivable	77,618	98,001
Operating ROU assets (Note 28)	119,471	141,748
Finance ROU assets (Note 28)	18,705	13,459
Others	128,247	155,514
Total other assets	$1,700,378	$1,628,571

The Corporation regularly incurs in capitalizable costs associated with software development or licensing which are recorded within the Other Assets line item in the accompanying Consolidated Statements of Financial Condition. In addition, the Corporation incurs costs associated with hosting arrangements that are service contracts that are also recorded within Other Assets. The hosting arrangements can include capitalizable implementation costs that are amortized during the term of the hosting arrangement. The following table summarizes the composition of acquired or developed software costs as well as costs related to hosting arrangements:

	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Value
September 30, 2022
Software development costs [1]	$74,845	$24,562	$50,283
Software license costs	201,314	180,212	21,102
Cloud computing arrangements	22,661	11,800	10,861
Total Capitalized software costs	$298,820	$216,574	$82,246
December 31, 2021
Software development costs	$40,033	$18,972	$21,061
Software license costs	168,862	154,571	14,291
Cloud computing arrangements	18,346	8,790	9,556
Total Capitalized software costs	$227,241	$182,333	$44,908
[1]	Software development costs includes $28.7 million acquired as part of the Evertec Transactions.

Total amortization expense for all capitalized software and hosting arrangement cost, reflected as part of equipment expenses, is as follows:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Software development and license costs	$14,589	$11,741	$39,357	$33,429
Cloud computing arrangements	983	887	3,010	2,818
Total amortization expense	$15,572	$12,628	$42,367	$36,247

Note 14 – Goodwill and other intangible assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2022, allocated by reportable segments, were as follows (refer to Note 33 for the definition of the Corporation’s reportable segments):

2022

	Balance at	Goodwill on	Goodwill	Balance at
(In thousands)	January 1, 2022	acquisition	impairment	September 30,2022
Banco Popular de Puerto Rico	$320,248	$116,135	$-	$436,383
Popular U.S.	400,045	-	(9,000)	391,045
Total Popular, Inc.	$720,293	$116,135	$(9,000)	$827,428

The goodwill recognized during the nine months ended September 30, 2022 in the reportable segment of Banco Popular de Puerto Rico of $116.1 million was related to the Business Acquisition Transaction. Refer to Note 4, Business combination, for additional information related to the Business Acquisition Transaction, including the goodwill and other intangible assets recognized. The goodwill impairment of $9 million during the nine months ended September 30, 2022 was recognized by the Corporation from the annual test as of July 31, 2022 related to Popular Equipment Finance (“PEF”) as a result of a decrease in the projected earnings of this business unit, as further described below.

There were no changes in the carrying amount of goodwill for the quarters and nine months ended September 30, 2021.

Other Intangible Assets

At September 30, 2022 and December 31, 2021, the Corporation had $0.7 million of identifiable intangible assets with indefinite useful lives.

The following table reflects the components of other intangible assets subject to amortization:
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Value
September 30, 2022
Core deposits	$12,810	$9,714	$3,096
Other customer relationships	14,286	4,404	9,882
Total other intangible assets	$27,096	$14,118	$12,978
December 31, 2021
Core deposits	$12,810	$8,754	$4,056
Other customer relationships	14,286	2,883	11,403
Total other intangible assets	$27,096	$11,637	$15,459

During the quarter ended September 30, 2022, the Corporation recognized $ 0.8 million in amortization expense related to other intangible assets with definite useful lives (September 30, 2021 - $ 0.8 million). During the nine months ended September 30, 2022, the Corporation recognized $ 2.5 million in amortization related to other intangible assets with definite useful lives (September 30, 2021 - $ 3.1 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2022	$794
Year 2023	3,179
Year 2024	2,938
Year 2025	1,750
Year 2026	1,440
Later years	2,877

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

The Corporation performed the annual goodwill impairment evaluation for the entire organization during the third quarter of 2022 using July 31, 2022 as the annual evaluation date. The reporting units utilized for this evaluation were those that are one level below the business segments, which are the legal entities within the reportable segment. The Corporation follows push-down accounting, as such all goodwill is assigned to the reporting units when carrying out a business combination.

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

For purposes of the discounted cash flows (“DCF”) approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF valuation analysis for each reporting unit are based on the most recent (as of the valuation date) financial projections presented to the Corporation’s Asset / Liability Management Committee (“ALCO”). The growth assumptions included in these projections are based on management’s expectations for each reporting unit’s financial prospects considering economic and industry conditions as well as particular plans of each entity (i.e. restructuring plans, de-leveraging, etc.). The cost of equity used to discount the cash flows was calculated using the Ibbotson Build-Up Method and ranged from 12.51% to 15.73% for the 2022 analysis. The Ibbotson Build-Up Method builds up a cost of equity starting with the rate of return of a “risk-free” asset (20-year U.S. Treasury note) and adds to it additional risk elements such as equity risk premium, size premium, industry risk premium, and a specific geographic risk premium (as applicable). The resulting discount rates were analyzed in terms of reasonability given the current market conditions.

An impairment of $9 million was recognized by the Corporation from the annual test as of July 31, 2022 related to PEF as a result of a decrease in the projected earnings of this business unit.

The results of the BPPR annual goodwill impairment test as of July 31, 2022 indicated that the average estimated fair value using all valuation methodologies exceeded BPPR’s equity value by approximately $3.1 billion or 245% compared to $1.5 billion or 50%, for the annual goodwill impairment test completed as of July 31, 2021. PB’s annual goodwill impairment test results as of such dates indicated that the average estimated fair value using all valuation methodologies exceeded PB’s equity value by approximately $670 million or 41%, compared to $412 million or 24%, for the annual goodwill impairment test completed as of July 31, 2021. Accordingly, no impairment was recognized for BPPR not PB. The goodwill balance of BPPR and PB, as legal entities, represented approximately 93% of the Corporation’s total goodwill balance as of the July 31, 2022 valuation date.

Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of the Corporation concluding that the fair value results determined for the reporting units in the July 31, 2022 annual assessment were reasonable.

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

A decline in the Corporation’s stock price related to global and/or regional macroeconomic conditions, a deterioration in the Puerto Rico economy and fiscal situation, reduced future earnings estimates, additional expenses and higher credit losses, and the continuance of the current interest rate environment could, individually or in the aggregate, have a material impact on the determination of the fair value of our reporting units, which could in turn result in an impairment of goodwill in the future. An impairment of goodwill would result in a non-cash expense, net of tax impact. A charge to earnings related to a goodwill impairment would not impact regulatory capital calculations.

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segments.

September 30, 2022
	Balance at		Balance at
	September 30,	Accumulated	September 30,
	2022	impairment	2022
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$440,184	$3,801	$436,383
Popular U.S.	564,456	173,411	391,045
Total Popular, Inc.	$1,004,640	$177,212	$827,428

December 31, 2021
	Balance at		Balance at
	December 31,	Accumulated	December 31,
	2021	impairment	2021
(In thousands)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$324,049	$3,801	$320,248
Popular U.S.	564,456	164,411	400,045
Total Popular, Inc.	$888,505	$168,212	$720,293

Note 15 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:
(In thousands)	September 30, 2022	December 31, 2021
Savings accounts	$15,818,260	$15,871,998
NOW, money market and other interest bearing demand deposits	24,466,437	28,736,459
Total savings, NOW, money market and other interest bearing demand deposits	40,284,697	44,608,457
Certificates of deposit:
Under $250,000	4,108,397	4,086,059
$250,000 and over	2,820,894	2,626,090
Total certificates of deposit	6,929,291	6,712,149
Total interest bearing deposits	$47,213,988	$51,320,606

A summary of certificates of deposits by maturity at September 30, 2022 follows:

(In thousands)
2022	$2,384,127
2023	2,060,978
2024	889,589
2025	652,629
2026	449,915
2027 and thereafter	492,053
Total certificates of deposit	$6,929,291

At September 30, 2022, the Corporation had brokered deposits amounting to $ 0.9 billion (December 31, 2021 - $ 0.8 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $16.4 million at September 30, 2022 (December 31, 2021 - $6 million).

At September 30, 2022, public sector deposits amounted to $17.5 billion. These include $1.4 billion transferred out of BPPR at the beginning of October and exclude $727 million in deposits managed by the Corporation’s Fiduciary Services Division, where it acts as custodian or escrow agent. Public deposit balances are difficult to predict. For example, the receipt by the Puerto Rico Government of hurricane recovery related Federal assistance, and seasonal tax collections, could increase public deposit balances at BPPR. On the other hand, the amount and timing of reductions in balances are likely to be impacted by, for example, the speed at which COVID-19 pandemic and hurricane recovery federal assistance is distributed, the financial condition, liquidity and cash management practices of the Puerto Rico Government and its instrumentalities and the implementation of fiscal and debt adjustment plans approved pursuant to PROMESA or other actions mandated by the Fiscal Oversight and Management Board for Puerto Rico (the “Oversight Board”).

Note 16 – Borrowings

Assets sold under agreements to repurchase

Assets sold under agreements to repurchase amounted to $162 million at September 30, 2022 and $92 million at December 31, 2021.

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

Repurchase agreements accounted for as secured borrowings

	September 30, 2022	December 31, 2021
	Repurchase	Repurchase
(In thousands)	liability	liability
U.S. Treasury securities
Within 30 days	$27,381	$19,538
After 30 to 90 days	13,790	30,295
After 90 days	17,448	29,036
Total U.S. Treasury securities	58,619	78,869
Mortgage-backed securities
Within 30 days	96,572	11,733
After 90 days	6,980	722
Total mortgage-backed securities	103,552	12,455
Collateralized mortgage obligations
Within 30 days	279	279
Total collateralized mortgage obligations	279	279
Total	$162,450	$91,603

Repurchase agreements in this portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

Other short-term borrowings

At September 30, 2022 and December 31, 2021, other short-term borrowings consisted of $250 million and $75 million, respectively, in FHLB Advances.

Notes Payable

The following table presents the composition of notes payable at September 30, 2022 and December 31, 2021.

(In thousands)	September 30, 2022	December 31, 2021
Advances with the FHLB with maturities ranging from 2022 through 2029 paying interest at monthly fixed rates ranging from 0.39% to 3.18%	$391,429	$492,429
Unsecured senior debt securities maturing on 2023 paying interest semiannually at a fixed rate of 6.125%, net of debt issuance costs of $1,208	298,793	297,842
Junior subordinated deferrable interest debentures (related to trust preferred securities) maturing on 2034 with fixed interest rates ranging from 6.125% to 6.564%, net of debt issuance costs of $322	198,312	198,292
Total notes payable	$888,534	$988,563
Note: Refer to the Corporation's 2021 Form 10-K for rates information at December 31, 2021.

A breakdown of borrowings by contractual maturities at September 30, 2022 is included in the table below.

	Assets sold under	Short-term
(In thousands)	agreements to repurchase	borrowings	Notes payable	Total
2022	$138,022	$250,000	$2,148	$390,170
2023	24,428	-	342,053	366,481
2024	-	-	91,943	91,943
2025	-	-	139,920	139,920
2026	-	-	74,500	74,500
Later years	-	-	237,970	237,970
Total borrowings	$162,450	$250,000	$888,534	$1,300,984

At September 30, 2022 and December 31, 2021, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $3.3 billion and $3.0 billion, respectively, of which $0.6 billion were used at each period. In addition, at September 30, 2022 and December 31, 2021, the Corporation had placed $0.5 billion and $1.2 billion, respectively, of the available FHLB credit facility as collateral for municipal letters of credit to secure deposits. The FHLB borrowing facilities are collateralized with loans held-in-portfolio, and do not have restrictive covenants or callable features.

Also, at September 30, 2022, the Corporation has a borrowing facility at the discount window of the Federal Reserve Bank of New York amounting to $1.4 billion (December 31, 2021 - $1.3 billion), which remained unused at September 30, 2022 and December 31, 2021. The facility is a collateralized source of credit that is highly reliable even under difficult market conditions.

Note 17 − Other liabilities

The caption of other liabilities in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	September 30, 2022	December 31, 2021
Accrued expenses	$344,197	$308,594
Accrued interest payable	28,291	33,227
Accounts payable	79,430	91,804
Dividends payable	39,973	35,937
Trades payable	5,793	13,789
Liability for GNMA loans sold with an option to repurchase	8,821	12,806
Reserves for loan indemnifications	7,947	12,639
Reserve for operational losses	37,507	43,886
Operating lease liabilities (Note 28)	131,422	154,114
Finance lease liabilities (Note 28)	24,692	19,719
Pension benefit obligation	7,931	8,778
Postretirement benefit obligation	158,242	161,988
Others	60,280	70,967
Total other liabilities	$934,526	$968,248

Note 18 – Stockholders’ equity

As of September 30, 2022, stockholders’ equity totaled $3.7 billion. During the nine months ended September 30, 2022, the Corporation declared cash dividends of $1.65 (2021 - $1.30) per common share amounting to $124.2 million (2021 - $106.4 million). The quarterly dividend declared to stockholders of record as of the close of business on September 7, 2022 was paid on October 3, 2022.

Accelerated share repurchase transaction (“ASR”)

On August 24, 2022, the Corporation entered into an accelerated share repurchase program for the repurchase of an aggregate of $231 million of Popular’s common stock. Under the terms of the accelerated repurchase agreement (the “August ASR Agreement”), on August 26, 2022 the Corporation made an initial payment of $231 million and received an initial delivery of 2,339,241 shares of the Corporation’s Common Stock (the “Initial Shares”). The transaction was accounted for as a treasury stock transaction. As a result of the receipt of the Initial Shares, the Corporation recognized in stockholders’ equity approximately $185 million in treasury stock and $46 million as a reduction of capital surplus. Upon the final settlement of the August ASR Agreement, the Corporation expects to further adjust its treasury stock and capital surplus accounts to reflect the final delivery or receipt of cash or shares, which will depend on the volume-weighted average price of the Corporation’s common stock during the term of the August ASR Agreement, less a discount. The final settlement of the August ASR Agreement is expected to occur no later than the fourth quarter of 2022.

On July 12, 2022, the Corporation completed an accelerated share repurchase program for the repurchase of an aggregate of $400 million of Popular’s common stock. Under the terms of the accelerated repurchase agreement (the “March ASR Agreement”), on March 2, 2022 the Corporation made an initial payment of $400 million and received an initial delivery of 3,483,942 shares of the Corporation’s Common Stock (the “March ASR Agreement Initial Shares”). The transaction was accounted for as a treasury stock transaction. As a result of the receipt of the March ASR Agreement Initial Shares, the Corporation recognized in stockholders’ equity approximately $320 million in treasury stock and $80 million as a reduction of capital surplus. Upon the final settlement of the March ASR Agreement, the Corporation received an additional 1,582,922 shares of Popular’s common stock and recognized approximately $120 million as treasury stock with a corresponding increase in its capital surplus account. The Corporation repurchased a total of 5,066,864 shares at an average purchased price of $78.9443 under the March ASR Agreement.

On May 3, 2021, the Corporation entered into a $350 million accelerated share repurchase transaction (the “2021 ASR Transaction”) with respect to its common stock, which was accounted for as a treasury stock transaction. As a result of the receipt of the initial 3,785,831 shares, the Corporation recognized in stockholders’ equity approximately $280 million in treasury stock and $70 million as a reduction in capital surplus. The Corporation completed the 2021 ASR Transaction on September 9, 2021 and received 828,965 additional shares of Popular’s common stock and recognized $61 million in treasury stock with a corresponding increase in its capital surplus account. In total, the Corporation repurchased a total of 4,614,796 shares at an average price of $75.8430 under the 2021 ASR Transaction.

Note 19 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the quarters and nine months ended September 30, 2022 and 2021.

	Changes in Accumulated Other Comprehensive Loss by Component [1]
		Quarters ended		Nine months ended
		September 30,		September 30,
(In thousands)		2022	2021	2022	2021
Foreign currency translation	Beginning Balance	$(64,167)	$(67,959)	$(67,307)	$(71,254)
	Other comprehensive income	7,206	(1,265)	10,346	2,030
	Net change	7,206	(1,265)	10,346	2,030
	Ending balance	$(56,961)	$(69,224)	$(56,961)	$(69,224)
Adjustment of pension and postretirement benefit plans	Beginning Balance	$(152,837)	$(188,572)	$(158,994)	$(195,056)
	Other comprehensive income before reclassifications	-	-	1,269	-
	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	2,444	3,242	7,332	9,726
	Net change	2,444	3,242	8,601	9,726
	Ending balance	$(150,393)	$(185,330)	$(150,393)	$(185,330)
Unrealized net holding (losses) gains on debt securities	Beginning Balance	$(1,735,370)	$163,982	$(96,120)	$460,900
	Other comprehensive loss	(781,898)	(46,956)	(2,421,148)	(343,874)
	Amounts reclassified from accumulated other comprehensive (loss) income for gains on securities	-	(18)	-	(18)
	Net change	(781,898)	(46,974)	(2,421,148)	(343,892)
	Ending balance	$(2,517,268)	$117,008	$(2,517,268)	$117,008
Unrealized net gains (losses) on cash flow hedges	Beginning Balance	$(642)	$(3,142)	$(2,648)	$(4,599)
	Other comprehensive income (loss) before reclassifications	415	(465)	3,222	662
	Amounts reclassified from accumulated other comprehensive income (loss)	518	1,058	(283)	1,388
	Net change	933	593	2,939	2,050
	Ending balance	$291	$(2,549)	$291	$(2,549)
	Total	$(2,724,331)	$(140,095)	$(2,724,331)	$(140,095)
[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters and nine months ended September 30, 2022 and 2021.

	Reclassifications Out of Accumulated Other Comprehensive Loss
		Quarters ended		Nine months ended
	Affected Line Item in the	September 30,		September 30,
(In thousands)	Consolidated Statements of Operations	2022	2021	2022	2021
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Other operating expenses	$(3,911)	$(5,187)	$(11,733)	$(15,566)
	Total before tax	(3,911)	(5,187)	(11,733)	(15,566)
	Income tax benefit	1,467	1,945	4,401	5,840
	Total net of tax	$(2,444)	$(3,242)	$(7,332)	$(9,726)
Realized gain on sale of debt securities	Net gain on sale of debt securities	-	23	-	23
	Total before tax	-	23	-	23
	Income tax expense	-	(5)	-	(5)
	Total net of tax	$-	$18	$-	$18
Unrealized net gains (losses) on cash flow hedges
Forward contracts	Mortgage banking activities	$(828)	$(1,229)	$1,249	$(854)
Interest rate swaps	Other operating income	-	(289)	(498)	(853)
	Total before tax	(828)	(1,518)	751	(1,707)
	Income tax benefit	310	460	(468)	319
	Total net of tax	$(518)	$(1,058)	$283	$(1,388)
	Total reclassification adjustments, net of tax	$(2,962)	$(4,282)	$(7,049)	$(11,096)

Note 20 – Guarantees

At September 30, 2022, the Corporation recorded a liability of $0.2 million (December 31, 2021 - $0.2 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At September 30, 2022, the Corporation serviced $0.7 billion (December 31, 2021 - $0.7 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and nine months ended September 30, 2022, the Corporation repurchased approximately $1 million and $6 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (September 30, 2021 - $2 million and $17 million, respectively). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At September 30, 2022, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $7 million (December 31, 2021 - $12 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and nine months ended September 30, 2022 and 2021.
	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Balance as of beginning of period	$9,095	$15,662	$11,800	$22,484
Provision (benefit) for recourse liability	(1,718)	(1,959)	(2,067)	(2,710)
Net charge-offs	(184)	(1,052)	(2,540)	(7,123)
Balance as of end of period	$7,193	$12,651	$7,193	$12,651

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the nine months ended September 30, 2022, the Corporation purchased $1 million under representation and warranty arrangements. There were no repurchases of loans under representation and warranty arrangements during the nine months ended September 30, 2021. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale. At September 30, 2022, the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR amounted to $0.8 million (December 31, 2021 - $0.8 million).

Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2022, the Corporation serviced $11.4 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2021 - $12.1 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At

September 30, 2022, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $44 million (December 31, 2021 - $54 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its 100% owned consolidated subsidiaries amounting to $94 million at September 30, 2022 and December 31, 2021. In addition, at September 30, 2022 and December 31, 2021, PIHC fully and unconditionally guaranteed on a subordinated basis $193 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 18 to the Consolidated Financial Statements in the 2021 Form 10-K for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:
(In thousands)	September 30, 2022	December 31, 2021
Commitments to extend credit:
Credit card lines	$5,811,972	$5,382,089
Commercial and construction lines of credit	4,197,401	3,830,601
Other consumer unused credit commitments	249,167	250,229
Commercial letters of credit	1,687	3,260
Standby letters of credit	22,049	27,848
Commitments to originate or fund mortgage loans	80,102	95,372

At September 30, 2022 and December 31, 2021, the Corporation maintained a reserve of approximately $7.3 million and $7.9 million, respectively, for potential losses associated with unfunded loan commitments related to commercial and construction lines of credit.

Other commitments

At September 30, 2022, and December 31, 2021, the Corporation also maintained other non-credit commitments for approximately $4.8 million and $1.0 million, respectively, primarily for the acquisition of other investments.

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

Puerto Rico has faced significant fiscal and economic challenges for over a decade. In response to such challenges, the U.S. Congress enacted the Puerto Rico Oversight Management and Economic Stability Act (“PROMESA”) in 2016, which, among other things, established the Oversight Board and a framework for the restructuring of the debts of the Commonwealth, its instrumentalities and municipalities. The Commonwealth and several of its instrumentalities have commenced debt restructuring proceedings under PROMESA. As of the date of this report, while municipalities have been designated as covered entities under PROMESA, no municipality has commenced, or has been authorized by the Oversight Board to commence, any such debt restructuring proceeding under PROMESA.

At September 30, 2022, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled $365 million, of which $322 million were outstanding ($367 million and $349 million at December 31, 2021). Of the amount outstanding, $297 million consists of loans and $25 million are securities ($319 million and $30 million at December 31, 2021). Substantially all of the amount outstanding at September 30, 2022 and December 31, 2021 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At September 30, 2022, 74% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities as of September 30, 2022:

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
After 1 to 5 years	$13	$-	$13	$13
After 5 to 10 years	1	-	1	1
After 10 years	28	-	28	28
Total Central Government	42	-	42	42
Municipalities
Within 1 year	4,530	23,618	28,148	46,337
After 1 to 5 years	19,105	100,776	119,881	144,881
After 5 to 10 years	1,025	123,290	124,315	124,315
After 10 years	-	49,831	49,831	49,831
Total Municipalities	24,660	297,515	322,175	365,364
Total Direct Government Exposure	$24,702	$297,515	$322,217	$365,406

In addition, at September 30, 2022, the Corporation had $256 million in loans insured or securities issued by Puerto Rico governmental entities but for which the principal source of repayment is non-governmental ($275 million at December 31, 2021). These included $214 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2021 - $232 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had at September 30, 2022, $42 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default and upon the satisfaction of certain other conditions (December 31, 2021 - $43 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, a moratorium on such obligations has not been imposed as of the date hereof.

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

In addition, $1.5 billion of residential mortgages, $47 million of Small Business Administration (“SBA”) loans under the Paycheck Protection Program (“PPP”) and $71 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at September 30, 2022 (compared to $1.6 billion, $353 million and $67 million, respectively, at December 31, 2021). The Corporation also had U.S. Treasury and obligations from the U.S. Government, its agencies or government sponsored entities within the portfolio of available-for-sale and held-to-maturity securities as described in Note 6 and 7 to the Consolidated Financial Statements.

At September 30, 2022, the Corporation has operations in the United States Virgin Islands (the “USVI”) and has approximately $29 million in direct exposure to USVI government entities (December 31, 2021 - $70 million). The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

At September 30, 2022, the Corporation has operations in the British Virgin Islands (“BVI”), which has been negatively affected by the COVID-19 pandemic, particularly as a reduction in the tourism activity which accounts for a significant portion of its economy.

Although the Corporation has no significant exposure to a single borrower in the BVI, it has a loan portfolio amounting to approximately $216 million comprised of various retail and commercial clients, compared to a loan portfolio of $221 million at December 31, 2021.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued) for current Legal Proceedings ranged from $0 to approximately $25.4 million as of September 30, 2022. In certain cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the Legal Proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current Legal Proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the Legal Proceedings, and the inherent uncertainty of the various potential outcomes of such Legal Proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

In April 2019, the Court amended the class definition to limit it to individual homeowners whose residential units were subject to a mortgage from BPPR who, in turn, obtained risk insurance policies with Antilles Insurance or MAPFRE Insurance through Popular Insurance, LLC from 2002 to 2015, and who did not make insurance claims against said policies during their effective term. The Court approved in September 2020 the notice to the class, which is yet to be published.

In May 2021, the Popular Defendants filed a motion for summary judgment with respect to plaintiffs’ unjust enrichment theory of liability, reserving the right to file an additional motion for summary judgment regarding damages. Also, in May 2021, Popular, Inc. and BPPR filed a separate motion for summary judgment for failure to state a claim against such entities. During an oral hearing held in September 2021 to discuss the pending motions for summary judgment, Plaintiffs notified they did not object the dismissal of the action with prejudice as to Popular, Inc. and BPPR, leaving Popular Insurance, LLC (“Popular Insurance”) as the sole remaining defendant in the case. In October 2021, the Court issued a resolution denying Popular Insurance’s Motion for Summary Judgment.

In December 2021, Popular Insurance filed a petition of certiorari to the Puerto Rico Court of Appeals, seeking review from the denial of the motion for summary judgment, and on February 28, 2022, the Court of Appeals entered a judgment reversing the lower court’s decision, after concluding it was unable to review de novo the denial of the motion for summary judgment since such decision failed to comply with the summary judgment standard. The Court of Appeals remanded the case to the lower court with instructions to enter a summary judgment that identifies the material contested issues of facts that prevents the lower court from granting Popular Insurance’s summary judgment motion.

In May 2022, the trial court issued an amended resolution denying for a second time Popular Insurance’s Motion for Summary Judgment. On June 14, 2022, Popular Insurance filed a petition of Certiorari to the Puerto Rico Court of Appeals, seeking review from the denial of the Motion for Summary Judgment. On August 12, 2022, the Court of Appeals reversed the trial court’s ruling, granted summary judgment in favor of Popular Insurance, and ordered the dismissal of the case in its entirety. After the Court of Appeals denied a Motion for Reconsideration filed by Plaintiffs, on October 13, 2022, Plaintiffs filed a certiorari petition before the Puerto Rico Supreme Court seeking review of the Court of Appeals judgment. Popular Insurance’s opposition to the certiorari petition was filed on October 24, 2022.

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

During a mediation hearing held in April 2022, the parties in both the Soto Melendez and Orama-Caraballo complaints reached a settlement in principle on a class-wide basis subject to final court approval. The parties filed before the Court a notice of settlement and a request to stay the proceedings in both cases and, on August 15, 2022, the parties submitted the class action settlement agreement for the Court's preliminary approval. The Court has yet to issue its preliminary approval of the settlement agreement.

Popular was also named as a defendant on a putative class action complaint captioned Golden v. Popular, Inc. filed in March 2020 before the U.S. District Court for the Southern District of New York, seeking damages, restitution and injunctive relief. Plaintiff alleged breach of contract, violation of the covenant of good faith and fair dealing, unjust enrichment and violation of New York consumer protection law due to Popular’s purported practice of charging OD Fees on transactions that, under plaintiffs’ theory, do not overdraw the account. Plaintiff described Popular’s purported practice of charging OD Fees as “Authorize Positive, Purportedly Settle Negative” (“APPSN”) transactions and alleged that Popular assesses OD Fees over authorized transactions for which sufficient funds are held for settlement. In August 2020, Popular filed a Motion to Dismiss on several grounds, including failure to state a claim against Popular, Inc. and improper venue. In October 2020, Plaintiff filed a Notice of Voluntary Dismissal before the U.S. District Court for the Southern District of New York and, simultaneously, filed an identical complaint in the U.S. District Court for the District of the Virgin Islands against Popular, Inc., Popular Bank and BPPR. In November 2020, Plaintiff filed a Notice of Voluntary Dismissal against Popular, Inc. and Popular Bank following a Motion to Dismiss filed on behalf of such entities, which argued failure to state a claim and lack of minimum contacts of such parties with the U.S.V.I. district court jurisdiction. BPPR, the only defendant remaining in the case, was served with process in November 2020 and filed a Motion to Dismiss in January 2021.

In October 2021, the District Court, notwithstanding that BPPR’s Motion to Dismiss remained pending resolution, held an initial scheduling conference and, thereafter, issued a trial management order where it scheduled the deadline for all discovery for November 1, 2022, the deadline for the filing of a joint pre-trial brief for June 1, 2023, and the trial for June 20 to June 30, 2023. During a status hearing held on June 7, 2022, the District Court entered an amended scheduling order extending the discovery deadline to March 31, 2023, and granting plaintiffs until April 14, 2023, to file a motion for class certification.

During a mediation hearing held on October 14, 2022, the parties in the Golden action reached a settlement in principle on a class-wide basis subject to final court approval. On October 19, 2022, the parties filed before the Court a notice of settlement and a request to stay the proceedings while Plaintiffs submit a motion for the preliminary approval of the class action settlement. The parties expect to submit the class action settlement agreement for the Court's preliminary approval during December 2022.

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

On May 13, 2022, Plaintiff in the Lipsett complaint filed a new complaint captioned Lipsett v. Banco Popular North America d/b/a Popular Community Bank with the same allegations of his previous complaint against Popular. On June 10, 2022, after serving

Plaintiff with a written notice of election to arbitrate the claims asserted in the complaint which went unanswered, Popular Bank filed a Pre-Motion Conference motion related to a new Motion to Compel Arbitration. After Plaintiff responded to the Pre-Motion conference motion, on September 2, 2022, the Court allowed Popular Bank to file its Motion to Compel Arbitration, which it did on September 8, 2022. Plaintiff opposed to such motion on October 13, 2022, and PB filed its reply on November 3, 2022. The Motion to Compel Arbitration is now fully briefed and pending resolution.

Cyber Incident Related Litigation

BPPR was named defendant in a putative class action complaint filed before the U.S. District Court for the District of Puerto Rico, captioned Rosa E. Rivera Marrero v. Banco Popular de Puerto Rico. Plaintiff contends BPPR failed to properly secure and safeguard the class members’ personally identifiable information (“PII”) which was purportedly exposed through a data breach experienced by a BPPR’s vendor in June 2021. Such data breach, which as alleged involved BPPR’s files, occurred via the exploitation of an alleged vulnerability in Accellion FTA, a legacy software product developed by Accellion, Inc used by BPPR’s vendor. Plaintiff further alleges that, during the data breach, an unauthorized actor removed one or more documents that contained PII of the plaintiff and purported class members. Plaintiff demands injunctive relief requesting, among other things, BPPR to protect all data collected through the course of its business in accordance with all applicable regulations, industry standards and federal, state or local laws, as well as an award for damages, attorneys’ fees, costs and litigation expenses. BPPR was served with process on May 27, 2022 and, on August 1, 2022, filed a Motion to Dismiss. On August 15, 2022, Plaintiff filed her opposition to the Motion to Dismiss and, on September 14, 2022, BPPR filed a reply in support of its Motion to Dismiss. BPPR’s Motion to Dismiss is fully briefed and pending resolution.

POPULAR BANK

Employment-Related Litigation

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

On March 25, 2022, Plaintiffs in both the AB Action and the DR Action perfected their appeals seeking to reverse both partial judgments. PB filed opposition briefs as to both appeals on August 10, 2022, and Plaintiffs in both the AB Action and the DR Action have until November 3, 2022 to file their reply. However, on October 24, 2022, PB and all but the principal plaintiff in the AB Action, Aileen Betances, reached an agreement in principle subject to final documentation, to settle all their claims included in the AB Action. Also, on that same date, PB and all Plaintiffs in the DR Action reached an agreement in principle subject to final documentation, to settle all claims included in the DR Action.

POPULAR SECURITIES

Puerto Rico Bonds and Closed-End Investment Funds

The volatility in prices and declines in value that Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal bonds have experienced since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities. Popular Securities has received customer complaints and, as of September 30, 2022, was named as a respondent (among other broker-dealers) in 22 pending arbitration proceedings with initial claimed amounts of approximately $26 million in the aggregate. While Popular Securities believes it has meritorious defenses to the claims asserted in these proceedings, it has often determined that it is in its best interest to settle certain claims rather than expend the money and resources required to see such cases to completion. The Puerto Rico Government’s defaults and non-payment of its various debt obligations, as well as the Oversight Board decision to pursue restructurings under Title III and Title VI of PROMESA, have impacted the number of customer complaints (and claimed damages) filed against Popular Securities concerning Puerto Rico bonds and closed-end investment companies that invest primarily in Puerto Rico bonds. An adverse result in the arbitration proceedings described above, or a significant increase in customer complaints, could have a material adverse effect on Popular.

In October 2021, a panel in an arbitration proceeding with claimed damages arising from trading losses of approximately $30 million ordered Popular Securities to pay claimants approximately $6.9 million in compensatory damages and expenses. In November, 2021, the claimants in such arbitration proceeding filed a complaint captioned Trinidad García v. Popular, Inc. et. al. before the United States District Court for the District of Puerto Rico against Popular, Inc., BPPR and Popular Securities (the “Popular Defendants”) alleging, inter alia, that they sustained monetary losses as a result of the Popular Defendants’ anticompetitive, unfair, and predatory practices, including tying arrangements prohibited by the Bank Holding Company Act. Plaintiffs claim that the Popular Defendants caused them to enter a tying arrangement scheme whereby BPPR allegedly would extend secured credit lines to the Plaintiffs on the conditions that they transfer their portfolios to Popular Securities to be used as pledged collateral and obtain additional investment services and products solely from Popular Securities, not from any of its competitors. Plaintiffs also invoke federal court’s supplemental jurisdiction to allege several state law claims against the Popular Defendants, including contractual fault, fault in causing losses in value of the pledge collateral, breach of contract, request for specific compliance thereof, fault in pre-contractual negotiations, emotional distress, and punitive damages. In January 2022, Plaintiffs filed an Amended Complaint, and the Popular Defendants were served with summons on that same date. Plaintiffs demand no less than $390 million in damages, plus an award for costs and attorney's fees. The Popular Defendants filed a Motion to Dismiss on March 21, 2022, which Plaintiffs opposed on June 10, 2022. Popular filed its reply in support of the Motion to Dismiss on June 30, 2022, and Plaintiffs sur-replied on July 27, 2022. The Popular Defendants’ Motion to Dismiss is now fully briefed and pending resolution.

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

In August 2018, Kobre & Kim issued its Final Report, which contained various references to the Popular Companies, including an allegation that Popular Securities participated as an underwriter in the Commonwealth’s 2014 issuance of government obligation bonds notwithstanding having allegedly advised against it. The report noted that such allegation could give rise to an unjust enrichment claim against the Corporation and could also serve as a basis to equitably subordinate claims filed by the Corporation in the Title III proceeding to other third-party claims.

After the publication of the Final Report, the Oversight Board created a special claims committee (“SCC”) and, before the end of the applicable two-year statute of limitations for the filing of such claims pursuant to the U.S. Bankruptcy Code, the SCC, along with the Commonwealth’s Unsecured Creditors’ Committee (“UCC”), filed various avoidance, fraudulent transfer and other claims against third parties, including government vendors and financial institutions and other professionals involved in bond issuances then being challenged as invalid by the SCC and the UCC. The Popular Companies, the SCC and the UCC entered into a tolling agreement with respect to potential claims the SCC and the UCC, on behalf of the Commonwealth or other Title III debtors, may assert against the Popular Companies for the avoidance and recovery of payments and/or transfers made to the Popular Companies or as a result of any role of the Popular Companies in the offering of the aforementioned challenged bond issuances. In January 2022, the SCC, the UCC and the Popular Companies executed a settlement agreement as to potential claims related to the avoidance and recovery of payments and/or transfers made to the Popular Companies. Potential claims being pursued by the SCC and the UCC, including claims tolled under existing tolling agreements, were transferred to a newly created Puerto Rico Avoidance Action Trust as part of the approval of the Commonwealth of Puerto Rico’s Plan of Adjustment. The tolling agreement as to potential claims that may be asserted against the Popular Companies by the Puerto Rico Avoidance Action Trust as a result of any role of the Popular Companies in the offering of certain challenged bond issuances remains in effect.

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

Also, the Corporation is involved with various special purpose entities mainly in guaranteed mortgage securitization transactions, including GNMA and FNMA. The Corporation has also engaged in securitization transactions with FHLMC, but considers its exposure in the form of servicing fees and servicing advances not to be significant at September 30, 2022. These special purpose entities are deemed to be VIEs since they lack equity investments at risk. The Corporation’s continuing involvement in these guaranteed loan securitizations includes owning certain beneficial interests in the form of securities as well as the servicing rights retained. The Corporation is not required to provide additional financial support to any of the variable interest entities to which it has transferred the financial assets. The mortgage-backed securities, to the extent retained, are classified in the Corporation’s Consolidated Statements of Financial Condition as available-for-sale or trading securities. The Corporation concluded that, essentially, these entities (FNMA and GNMA) control the design of their respective VIEs, dictate the quality and nature of the collateral, require the underlying insurance, set the servicing standards via the servicing guides and can change them at will, and can remove a primary servicer with cause, and without cause in the case of FNMA. Moreover, through their guarantee obligations, agencies (FNMA and GNMA) have the obligation to absorb losses that could be potentially significant to the VIE.

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities and agency collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 24 to the Consolidated Financial Statements for additional information on the debt securities outstanding at September 30, 2022 and December 31, 2021, which are classified as available-for-sale and trading securities in the Corporation’s Consolidated Statements of Financial Condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at September 30, 2022 and December 31, 2021.

(In thousands)	September 30, 2022	December 31, 2021
Assets
Servicing assets:
Mortgage servicing rights	$100,468	$94,464
Total servicing assets	$100,468	$94,464
Other assets:
Servicing advances	$6,580	$7,968
Total other assets	$6,580	$7,968
Total assets	$107,048	$102,432
Maximum exposure to loss	$107,048	$102,432

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $7.9 billion at September 30, 2022 (December 31, 2021 - $8.3 billion).

The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at September 30, 2022 and December 31, 2021, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at September 30, 2022.

Note 23 – Related party transactions

The Corporation considers its equity method investees as related parties. The following provides information on transactions with equity method investees considered related parties.

EVERTEC

Until August 15, 2022, the Corporation had an investment in Evertec, which provides various processing and information technology services to the Corporation and its subsidiaries and gave BPPR access to the ATH network owned and operated by Evertec. As of December 31,2021, the Corporation held 11,654,803 shares of Evertec, representing an ownership stake of 16.19%. This investment was accounted for under the equity method. The Corporation recorded $1.5 million in dividends from its investment in Evertec during the nine months ended September 30, 2022 (September 30, 2021 - $1.7 million).

As discussed in Note 4, Business combination, on July 1, 2022, BPPR completed its previously announced acquisition of certain assets from Evertec Group to service certain BPPR channels. In connection with the Business Acquisition Transaction, BPPR also entered into amended and restated service agreements with Evertec Group pursuant to which Evertec Group will continue to provide various information technology and transaction processing services to Popular, BPPR and their respective subsidiaries. As part of the transaction, BPPR and Evertec entered into a revenue sharing structure for BPPR in connection with its merchant acquiring relationship with Evertec. As consideration for the Business Acquisition Transaction, BPPR delivered to Evertec Group 4,589,169 shares of Evertec common stock valued at closing at $169.2 million (based on Evertec’s stock price on June 30, 2022 of $36.88). As a result of the exchange of shares, the Corporation recognized a pre-tax gain of $119.9 million.

Additionally, on August 15, 2022, the Corporation completed the sale of its remaining 7,065,634 shares of common stock of Evertec, Inc. (the “Evertec Stock Sale”, and collectively with the Business Acquisition Transaction, the “Evertec Transactions”). Following the Evertec Stock Sale, Popular no longer owns any Evertec common stock. As a result, the Corporation discontinued accounting for its proportionate share of Evertec’s income (loss) and changes in stockholder’s equity under the equity method of accounting in the third quarter of 2022. The Corporation recognized a pre-tax gain on the Evertec Stock Sale of $137.8 million, including related accounting adjustments.

The following table presents the Corporation’s proportionate share of Evertec’s income (loss) and changes in stockholders’ equity through the period ended September 30, 2022, including the effects of the gains recognized related to the Evertec Transactions.

	Quarter ended	Nine months ended
(In thousands)	September 30.2022	September 30, 2022
Share of Evertec income and Gain from the Evertec Transactions and related accounting adjustments [1]	$257,712	$269,539
Share of other changes in Evertec's stockholders' equity	-	3,168
Share of Evertec's changes in equity recognized in income and Gain from the Evertec Transactions and related accounting adjustments	$257,712	$272,707

[1] The Gain from the Evertec Transactions and related accounting adjustments are reflected within Other operating income in the accompanying consolidated financial statements. As discussed in Note 4, the Corporation recognized an additional $17.3 million as an operating expense in connection with the Business Acquisition Transaction.

	Quarter ended	Nine months ended
(In thousands)	September 30, 2021	September 30, 2021
Share of income from the investment in Evertec	$5,709	$19,426
Share of other changes in Evertec's stockholders' equity	610	1,009
Share of Evertec's changes in equity recognized in income	$6,319	$20,435

The following tables present the transactions and service payments between the Corporation and Evertec (as an affiliate) and their impact on the results of operations. Items that represent expenses to the Corporation are presented with parenthesis.

	Nine months ended
(In thousands)	September 30, 2022 [1]	Category
Interest expense on deposits	$(267)	Interest expense
ATH and credit cards interchange income from services to Evertec	13,955	Other service fees
Rental income charged to Evertec	3,258	Net occupancy
Processing fees on services provided by Evertec	(128,681)	Professional fees
Other services provided to Evertec	420	Other operating expenses
Total	$(111,315)
[1] Includes activity through June 30, 2022.

	Quarter ended	Nine months ended
(In thousands)	September 30, 2021	September 30, 2021	Category
Interest expense on deposits	$(103)	$(267)	Interest expense
ATH and credit cards interchange income from services to Evertec	6,849	20,278	Other service fees
Rental income charged to Evertec	1,973	4,915	Net occupancy
Processing fees on services provided by Evertec	(62,421)	(183,302)	Professional fees
Other services provided to Evertec	214	554	Other operating expenses
Total	$(53,488)	$(157,822)

The Corporation continues to obtain programming, processing, and other technology services from Evertec under the amended and restated Master Service Agreement (“MSA”). During the third quarter of 2022, the Corporation incurred expenses of $52 million in connection with these services. In addition, the Corporation received $3.3 million from Evertec, related to its merchant acquiring relationship. Under the terms of the MSA, Evertec will be entitled to receive monthly payments from the Corporation to the extent that Evertec’s revenues, covered under the MSA, fall below certain agreed annualized minimum amounts.

Centro Financiero BHD León

At September 30, 2022, the Corporation had a 15.84% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the largest banking and financial services groups in the Dominican Republic. During the nine months ended September 30, 2022, the Corporation recorded $23.7 million in earnings from its investment in BHD León (September 30, 2021 - $20.4 million), which had a carrying amount of $192.2 million at September 30, 2022 (December 31, 2021 - $180.3 million). The Corporation received $ 16.0 million in dividends distributions during the nine months ended September 30, 2022 from its investment in BHD León (September 30, 2021 - $4.3 million).

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

For the nine months ended September 30, 2022 administrative fees charged to these investment companies amounted to $1.9 million (September 30, 2021 - $3.4 million) and waived fees amounted to $0.7 million (September 30, 2021 - $1.3 million), for a net fee of $1.2 million (September 30, 2021 - $2.1 million).

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

At September 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Measured at NAV	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$5,450,397	$16,055,525	$-	$-	$21,505,922
Collateralized mortgage obligations - federal agencies	-	176,204	-	-	176,204
Mortgage-backed securities	-	6,580,237	711	-	6,580,948
Other	-	74	1,000	-	1,074
Total debt securities available-for-sale	$5,450,397	$22,812,040	$1,711	$-	$28,264,148
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$15,711	$-	$-	$-	$15,711
Obligations of Puerto Rico, States and political subdivisions	-	66	-	-	66
Collateralized mortgage obligations	-	48	135	-	183
Mortgage-backed securities	-	14,056	-	-	14,056
Other	-	-	255	-	255
Total trading account debt securities, excluding derivatives	$15,711	$14,170	$390	$-	$30,271
Equity securities	$-	$26,723	$-	$331	$27,054
Mortgage servicing rights	-	-	130,541	-	130,541
Derivatives	-	16,653	-	-	16,653
Total assets measured at fair value on a recurring basis	$5,466,108	$22,869,586	$132,642	$331	$28,468,667
Liabilities
Derivatives	$-	$(14,776)	$-	$-	$(14,776)
Total liabilities measured at fair value on a recurring basis	$-	$(14,776)	$-	$-	$(14,776)

At December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Measured at NAV	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$-	$15,859,030	$-	$-	$15,859,030
Obligations of U.S. Government sponsored entities	-	70	-	-	70
Collateralized mortgage obligations - federal agencies	-	221,265	-	-	221,265
Mortgage-backed securities	-	8,886,950	826	-	8,887,776
Other	-	128	-	-	128
Total debt securities available-for-sale	$-	$24,967,443	$826	$-	$24,968,269
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$6,530	$-	$-	$-	$6,530
Obligations of Puerto Rico, States and political subdivisions	-	85	-	-	85
Collateralized mortgage obligations	-	59	198	-	257
Mortgage-backed securities	-	22,559	-	-	22,559
Other	-	-	280	-	280
Total trading account debt securities, excluding derivatives	$6,530	$22,703	$478	$-	$29,711
Equity securities	$-	$32,429	$-	$77	$32,506
Mortgage servicing rights	-	-	121,570	-	121,570
Derivatives	-	26,093	-	-	26,093
Total assets measured at fair value on a recurring basis	$6,530	$25,048,668	$122,874	$77	$25,178,149
Liabilities
Derivatives	$-	$(22,878)	$-	$-	$(22,878)
Contingent consideration	-	-	(9,241)	-	(9,241)
Total liabilities measured at fair value on a recurring basis	$-	$(22,878)	$(9,241)	$-	$(32,119)

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the quarters and nine months ended September 30, 2022 and 2021 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Nine months ended September 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$9,933	$9,933	$(9,580)
Loans held-for-sale[2]	-	-	8,080	8,080	(224)
Other real estate owned[3]	-	-	3,067	3,067	(940)
Other foreclosed assets[3]	-	-	30	30	(1)
Long-lived assets held-for-sale[4]	-	-	686	686	(688)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$21,796	$21,796	$(11,433)

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

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2022 and 2021.

Quarter ended September 30, 2022
	MBS	Other	CMOs	Other
	classified	securities	classified	securities
	as debt	classified as	as trading	classified
	securities	debt securities	account	as trading	Mortgage
	available-	available-	debt	account debt	servicing	Total	Contingent	Total
(In thousands)	for-sale	for-sale	securities	securities	rights	assets	consideration	liabilities
Balance at June 30, 2022	$779	$500	$152	$264	$129,877	$131,572	$(9,241)	$(9,241)
Gains (losses) included in earnings	-	-	(1)	(9)	(499)	(509)	9,241	9,241
Gains (losses) included in OCI	(18)	-	-	-	-	(18)	-	-
Additions	-	500	3	-	1,163	1,666	-	-
Settlements	(50)	-	(19)	-	-	(69)	-	-
Balance at September 30, 2022	$711	$1,000	$135	$255	$130,541	$132,642	$-	$-
Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2022	$-	$-	$(1)	$7	$1,984	$1,990	$-	$-

Nine months ended September 30, 2022
	MBS	Other		Other
	classified	securities	CMOs	securities
	as investment	classified as	classified	classified
	securities	debt securities	as trading	as trading	Mortgage
	available-	available-	account	account	servicing	Total	Contingent	Total
(In thousands)	for-sale	for-sale	securities	securities	rights	assets	consideration	liabilities
Balance at January 1, 2022	$826	$-	$198	$280	$121,570	$122,874	$(9,241)	$(9,241)
Gains (losses) included in earnings	-	-	(2)	(25)	2,776	2,749	9,241	9,241
Gains (losses) included in OCI	(15)	-	-	-	-	(15)	-	-
Additions	-	1,000	5	-	6,195	7,200	-	-
Settlements	(100)	-	(66)	-	-	(166)	-	-
Balance at September 30, 2022	$711	$1,000	$135	$255	$130,541	$132,642	$-	$-
Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2022	$-	$-	$(2)	$14	$11,556	$11,568	$-	$-

Quarter ended September 30, 2021
	MBS		Other
	classified	CMOs	securities
	as investment	classified	classified
	securities	as trading	as trading	Mortgage
	available-	account	account	servicing	Total
(In thousands)	for-sale	securities	securities	rights	assets
Balance at June 30, 2021	$938	$250	$361	$119,467	$121,016
Gains (losses) included in earnings	-	-	(9)	(5,979)	(5,988)
Gains (losses) included in OCI	(5)	-	-	-	(5)
Additions	-	4	-	3,079	3,083
Settlements	(50)	(34)	-	-	(84)
Balance at September 30, 2021	$883	$220	$352	$116,567	$118,022
Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2021	$-	$-	$4	$(1,912)	$(1,908)

Nine months ended September 30, 2021
	MBS		Other
	classified	CMOs	securities
	as investment	classified	classified
	securities	as trading	as trading	Mortgage
	available-	account	account	servicing	Total
(In thousands)	for-sale	securities	securities	rights	assets
Balance at January 1, 2021	$1,014	$278	$381	$118,395	$120,068
Gains (losses) included in earnings	-	-	(29)	(11,716)	(11,745)
Gains (losses) included in OCI	(6)	-	-	-	(6)
Additions	-	28	-	9,888	9,916
Settlements	(125)	(86)	-	-	(211)
Balance at September 30, 2021	$883	$220	$352	$116,567	$118,022
Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2021	$-	$(1)	$13	$1,214	$1,226

Gains and losses (realized and unrealized) included in earnings for the quarters and nine months ended September 30, 2022 and 2021 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended September 30, 2022		Nine months ended September 30, 2022
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
Mortgage banking activities	$(499)	$1,984	$2,776	$11,556
Trading account profit (loss)	(10)	6	(27)	12
Other operating income	9,241	-	9,241	-
Total	$8,732	$1,990	$11,990	$11,568

	Quarter ended September 30, 2021		Nine months ended September 30, 2021
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
Mortgage banking activities	$(5,979)	$(1,912)	$(11,716)	$1,214
Trading account profit (loss)	(9)	4	(29)	12
Total	$(5,988)	$(1,908)	$(11,745)	$1,226

The following tables include quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources at September 30, 2022 and 2021.

	Fair value at
	September 30,
(In thousands)	2022		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$135		Discounted cash flow model	Weighted average life	0.5 years (0.2 - 0.7 years)
				Yield	4.9% (4.9% - 5.4%)
				Prepayment speed	10.7% (10.1% - 18.5%)
Other - trading	$255		Discounted cash flow model	Weighted average life	2.9 years
				Yield	12.0%
				Prepayment speed	10.8%
Loans held-in-portfolio	$4,473	[2]	External appraisal	Haircut applied on
				external appraisals	16.1% (5.0% - 25.0%)
Other real estate owned	$289	[3]	External appraisal	Haircut applied on
				external appraisals	27% (5.0% - 35%)
[1]	Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

	Fair value at
	September 30,
(In thousands)	2021		Valuation technique	Unobservable inputs	Weighted average (range) [1]
CMO's - trading	$220		Discounted cash flow model	Weighted average life	0.9 years (0.1 - 1.1 years)
				Yield	3.6% (3.6% - 4.1%)
				Prepayment speed	11.4% (10.1% - 16.7%)
Other - trading	$352		Discounted cash flow model	Weighted average life	3.6 years
				Yield	12.0%
				Prepayment speed	10.8%
Mortgage servicing rights	$116,567		Discounted cash flow model	Prepayment speed	6.2% (0.3% - 34.2%)
				Weighted average life	6.1 years (0.1 - 13.1 years)
				Discount rate	11.1% (9.5% - 14.7%)
Loans held-in-portfolio	$21,715	[2]	External appraisal	Haircut applied on
				external appraisals	11% (10.0% - 30.5%)
Other real estate owned	$4,099	[3]	External appraisal	Haircut applied on
				external appraisals	22.3% (5.0% - 35.0%)
[1]	Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[3]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

Effective the fourth quarter 2021, the mortgage servicing rights fair value was provided by a third-party valuation specialist. Refer to Note 11 to the Consolidated Financial Statements for additional information on MSRs.

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

The fair values reflected herein have been determined based on the prevailing rate environment at September 30, 2022 and December 31, 2021, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value.

The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

	September 30, 2022
	Carrying				Measured
(In thousands)	amount	Level 1	Level 2	Level 3	at NAV	Fair value
Financial Assets:
Cash and due from banks	$2,017,312	$2,017,312	$-	$-	$-	$2,017,312
Money market investments	3,975,048	3,967,849	7,199	-	-	3,975,048
Trading account debt securities, excluding derivatives[1]	30,271	15,711	14,170	390	-	30,271
Debt securities available-for-sale[1]	28,264,148	5,450,397	22,812,040	1,711	-	28,264,148
Debt securities held-to-maturity:
U.S. Treasury securities	$1,881,547	$-	$1,829,680	$-	$-	$1,829,680
Obligations of Puerto Rico, States and political subdivisions	58,969	-	-	61,894	-	61,894
Collateralized mortgage obligation-federal agency	24	-	-	24	-	24
Securities in wholly owned statutory business trusts	5,960	-	5,960	-	-	5,960
Total debt securities held-to-maturity	$1,946,500	$-	$1,835,640	$61,918	$-	$1,897,558
Equity securities:
FHLB stock	$60,844	$-	$60,844	$-	$-	$60,844
FRB stock	94,870	-	94,870	-	-	94,870
Other investments	30,209	-	26,723	3,969	331	31,023
Total equity securities	$185,923	$-	$182,437	$3,969	$331	$186,737
Loans held-for-sale	$8,065	$-	$-	$8,065	$-	$8,065
Loans held-in-portfolio	30,820,092	-	-	29,308,370	-	29,308,370
Mortgage servicing rights	130,541	-	-	130,541	-	130,541
Derivatives	16,653	-	16,653	-	-	16,653
	September 30, 2022
	Carrying				Measured
(In thousands)	amount	Level 1	Level 2	Level 3	at NAV	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$57,890,036	$-	$57,890,036	$-	$-	$57,890,036
Time deposits	6,929,291	-	6,553,096	-	-	6,553,096
Total deposits	$64,819,327	$-	$64,443,132	$-	$-	$64,443,132
Assets sold under agreements to repurchase	$162,450	$-	$162,380	$-	$-	$162,380
Other short-term borrowings[2]	250,000	-	250,000	-	-	250,000
Notes payable:
FHLB advances	$391,429	$-	$362,885	$-	$-	$362,885
Unsecured senior debt securities	298,793	-	304,080	-	-	304,080
Junior subordinated deferrable interest debentures (related to trust preferred securities)	198,312	-	181,574	-	-	181,574
Total notes payable	$888,534	$-	$848,539	$-	$-	$848,539
Derivatives	$14,776	$-	$14,776	$-	$-	$14,776
[1]	Refer to Note 24 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 16 to the Consolidated Financial Statements for the composition of other short-term borrowings.

	December 31, 2021
	Carrying				Measured
(In thousands)	amount	Level 1	Level 2	Level 3	at NAV	Fair value
Financial Assets:
Cash and due from banks	$428,433	$428,433	$-	$-	$-	$428,433
Money market investments	17,536,719	17,530,640	6,079	-	-	17,536,719
Trading account debt securities, excluding derivatives[1]	29,711	6,530	22,703	478	-	29,711
Debt securities available-for-sale[1]	24,968,269	-	24,967,443	826	-	24,968,269
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$65,380	$-	$-	$77,383	$-	$77,383
Collateralized mortgage obligation-federal agency	25	-	-	25	-	25
Securities in wholly owned statutory business trusts	5,960	-	5,960	-	-	5,960
Total debt securities held-to-maturity	$71,365	$-	$5,960	$77,408	$-	$83,368
Equity securities:
FHLB stock	$59,918	$-	$59,918	$-	$-	$59,918
FRB stock	96,217	-	96,217	-	-	96,217
Other investments	33,842	-	32,429	3,704	77	36,210
Total equity securities	$189,977	$-	$188,564	$3,704	$77	$192,345
Loans held-for-sale	$59,168	$-	$-	$59,885	$-	$59,885
Loans held-in-portfolio	28,545,191	-	-	27,489,583	-	27,489,583
Mortgage servicing rights	121,570	-	-	121,570	-	121,570
Derivatives	26,093	-	26,093	-	-	26,093
	December 31, 2021
	Carrying				Measured
(In thousands)	amount	Level 1	Level 2	Level 3	at NAV	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$60,292,939	$-	$60,292,939	$-	$-	$60,292,939
Time deposits	6,712,149	-	6,647,301	-	-	6,647,301
Total deposits	$67,005,088	$-	$66,940,240	$-	$-	$66,940,240
Assets sold under agreements to repurchase	$91,603	$-	$91,602	$-	$-	$91,602
Other short-term borrowings[2]	75,000	-	75,000	-	-	75,000
Notes payable:
FHLB advances	$492,429	$-	$496,091	$-	$-	$496,091
Unsecured senior debt securities	297,842	-	319,296	-	-	319,296
Junior subordinated deferrable interest debentures (related to trust preferred securities)	198,292	-	201,879	-	-	201,879
Total notes payable	$988,563	$-	$1,017,266	$-	$-	$1,017,266
Derivatives	$22,878	$-	$22,878	$-	$-	$22,878
Contingent consideration	$9,241	$-	$-	$9,241	$-	$9,241
[1]	Refer to Note 24 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 16 to the Consolidated Financial Statements for the composition of other short-term borrowings.

The notional amount of commitments to extend credit at September 30, 2022 and December 31, 2021 is $10.3 billion and $9.5 billion, respectively, and represents the unused portion of credit facilities granted to customers. The notional amount of letters of credit at September 30, 2022 and December 31, 2021 is $24 million and $31 million respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Note 26 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and nine months ended September 30, 2022 and 2021:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2022	2021	2022	2021
Net income	$422,395	$248,114	$845,502	$728,825
Preferred stock dividends	(353)	(353)	(1,059)	(1,059)
Net income applicable to common stock	$422,042	$247,761	$844,443	$727,766
Average common shares outstanding	73,955,184	80,126,166	76,173,783	81,864,634
Average potential dilutive common shares	102,148	148,776	130,436	149,479
Average common shares outstanding - assuming dilution	74,057,332	80,274,942	76,304,219	82,014,113
Basic EPS	$5.71	$3.09	$11.09	$8.89
Diluted EPS	$5.70	$3.09	$11.07	$8.87

As disclosed in Note 18 to the Consolidated Financial Statements, as of September 30, 2022, the Corporation completed its previously announced $400 million accelerated share repurchase transaction (the “March ASR Agreement”) and, in connection therewith, received an initial delivery of 3,483,942 shares of common stock during the first quarter of 2022 and 1,582,922 additional shares of common stock during the third quarter of 2022. The final number of shares delivered was based in the average daily volume weighted average price (“VWAP”) of its common stock, net of discount, during the term of the March ASR Agreement, which amounted to $78.94.

On August 2022, the Corporation entered into a $231 million accelerated share repurchase transaction (the “August ASR Agreement”) and, in connection therewith, received an initial delivery of 2,339,241 shares of common stock. The initial share delivery was accounted for as a treasury stock transaction. As part of this transaction, the Corporation entered into a forward contract, which remained outstanding as of September 30, 2022, for which the Corporation expected to receive additional shares upon the termination of the August ASR Agreement. The dilutive EPS computation excludes 699,181 shares that at September 30, 2022 were estimated to be received under the August ASR Agreement since the effect would be antidilutive.

For the quarters and nine months ended September 30, 2022 and 2021, the Corporation calculated the impact of potential dilutive common shares under the treasury stock method, consistent with the method used for the preparation of the financial statements for the year ended December 31, 2021. For a discussion of the calculation under the treasury stock method, refer to Note 31 of the Consolidated Financial Statements included in the 2021 Form 10-K.

Note 27 – Revenue from contracts with customers

The following table presents the Corporation’s revenue streams from contracts with customers by reportable segment for the quarters and nine months ended September 30, 2022 and 2021.

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2022		2022
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$37,047	$2,959	$114,025	$8,503
Other service fees:
Debit card fees	11,912	221	36,134	660
Insurance fees, excluding reinsurance	9,985	1,210	30,005	3,906
Credit card fees, excluding late fees and membership fees	34,369	313	99,376	948
Sale and administration of investment products	5,952	-	17,760	-
Trust fees	5,680	-	18,187	-
Total revenue from contracts with customers [1]	$104,945	$4,703	$315,487	$14,017
[1]	The amounts include intersegment transactions of $ (0.6) million and $4.4 million, respectively, for the quarter and nine months ended September 30, 2022.

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2021		2021
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$38,496	$2,816	$112,732	$8,353
Other service fees:
Debit card fees	11,967	243	35,522	723
Insurance fees, excluding reinsurance	9,416	1,054	27,489	2,483
Credit card fees, excluding late fees and membership fees	30,076	274	85,203	788
Sale and administration of investment products	6,216	-	17,726	-
Trust fees	6,574	-	18,878	-
Total revenue from contracts with customers [1]	$102,745	$4,387	$297,550	$12,347
[1]	The amounts include intersegment transactions of $0.3 million and $2.6 million, respectively, for the quarter and nine months ended September 30, 2021.

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

Note 28 – Leases

The Corporation enters in the ordinary course of business into operating and finance leases for land, buildings and equipment. These contracts generally do not include purchase options or residual value guarantees. The remaining lease terms of 0.1 to 31.3 years considers options to extend the leases for up to 20.0 years. The Corporation identifies leases when it has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

The Corporation recognizes right-of-use assets (“ROU assets”) and lease liabilities related to operating and finance leases in its Consolidated Statements of Financial Condition under the caption of other assets and other liabilities, respectively. Refer to Note 13 and Note 17 to the Consolidated Financial Statements, respectively, for information on the balances of these lease assets and liabilities.

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

The following table presents the undiscounted cash flows of operating and finance leases for each of the following periods:

September 30, 2022
(In thousands)	Remaining 2022	2023	2024	2025	2026	Later Years	Total Lease Payments	Less: Imputed Interest	Total
Operating Leases	$7,345	$27,970	$26,509	$23,586	$15,187	$47,606	$148,203	$(16,781)	$131,422
Finance Leases	1,047	4,225	4,323	4,434	4,084	9,995	28,108	(3,416)	24,692

The following table presents the lease cost recognized by the Corporation in the Consolidated Statements of Operations as follows:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Finance lease cost:
Amortization of ROU assets	$643	$475	$2,088	$1,531
Interest on lease liabilities	261	257	848	795
Operating lease cost	7,498	7,800	22,785	22,005
Short-term lease cost	231	174	399	349
Variable lease cost	33	20	86	70
Sublease income	(9)	(19)	(28)	(57)
Net gain recognized from sale and leaseback transactions[1]	-	(7,007)	-	(7,007)
Total lease cost[2]	$8,657	$1,700	$26,178	$17,686
[1]

During the quarter ended September 30, 2021, the Corporation recognized the transfer of two corporate office buildings as a sale. Since these sale and partial leaseback transactions were considered to be at fair value, no portion of the gain on sale was deferred.

[2]	Total lease cost is recognized as part of net occupancy expense, except for the net gain recognized from sale and leaseback transactions which was included as part of other operating income.

The following table presents supplemental cash flow information and other related information related to operating and finance leases.

	Nine months ended September 30,
(Dollars in thousands)	2022		2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases[1]	$22,389		$30,282
Operating cash flows from finance leases	848		795
Financing cash flows from finance leases[1]	2,363		2,262
ROU assets obtained in exchange for new lease obligations:
Operating leases[2]	$1,937		$22,352
Finance leases	556		-
Weighted-average remaining lease term:
Operating leases	7.4	years	7.9	years
Finance leases	8.4	years	8.5	years
Weighted-average discount rate:
Operating leases	2.8%		2.8%
Finance leases	4.3%		5.0%
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

As of September 30, 2022, the Corporation has additional operating and finance leases contracts that have not yet commenced with an undiscounted contract amount of $17.1 million and $2.2 million, respectively, which will have lease terms ranging from 10 to 20 years.

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

The components of net periodic cost for the Pension Plans and the OPEB Plan for the periods presented were as follows:

	Pension Plans		OPEB Plan
	Quarters ended September 30,		Quarters ended September 30,
(In thousands)	2022	2021	2022	2021
Personnel Cost:
Service cost	$-	$-	$121	$160
Other operating expenses:
Interest cost	4,800	3,998	983	893
Expected return on plan assets	(8,847)	(9,670)	-	-
Amortization of prior service cost/(credit)	-	-	-	-
Amortization of net loss	3,911	4,719	-	468
Total net periodic pension cost	$(136)	$(953)	$1,104	$1,521

	Pension Plans		OPEB Plan
	Nine months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Personnel Cost:
Service cost	$-	$-	$364	$480
Other operating expenses:
Interest cost	14,399	11,994	2,948	2,679
Expected return on plan assets	(26,541)	(29,011)	-	-
Amortization prior service cost/(credit)	-	-	-	-
Amortization of net loss	11,733	14,159	-	1,407
Total net periodic pension cost	$(409)	$(2,858)	$3,312	$4,566

The Corporation paid the following contributions to the plans for the nine months ended September 30, 2022 and expects to pay the following contributions for the year ending December 31, 2022.

	For the nine months ended	For the year ending
(In thousands)	September 30, 2022	December 31, 2022
Pension Plans	$170	$227
OPEB Plan	$5,046	$5,971

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

The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2020	358,512	$41.23
Granted	191,479	69.38
Performance Shares Quantity Adjustment	54,306	54.21
Vested	(273,974)	55.11
Forfeited	(8,440)	43.48
Non-vested at December 31, 2021	321,883	$47.98
Granted	194,791	84.29
Performance Shares Quantity Adjustment	9,255	55.51
Vested	(234,482)	67.22
Forfeited	(1,625)	78.86
Non-vested at September 30, 2022	289,822	$56.93

During the quarter ended September 30, 2022, 1,888 shares of restricted stock (September 30, 2021 – 0) were awarded to management under the Incentive Plan. During the quarters ended September 30, 2022 and 2021, no performance shares were awarded to management under the Incentive Plan. For the nine months ended September 30, 2022, 137,934 shares of restricted stock (September 30, 2021 – 120,105) and 56,857 performance shares (September 30, 2021 - 71,374) were awarded to management under the Incentive Plan.

During the quarter ended September 30, 2022, the Corporation recognized $1.5 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.3 million (September 30, 2021 - $1.3 million, with a tax benefit of $0.3 million). For the nine months ended September 30, 2022, the Corporation recognized $8.9 million of restricted stock expense related to management incentive awards, with a tax benefit of $1.5 million (September 30, 2021 - $7.5 million, with a tax benefit of $1.4 million). For the nine months ended September 30, 2022, the fair market value of the restricted stock and performance shares vested was $12.2 million at grant date and $20.7 million at vesting date. This differential triggers a windfall of $3.1 million that was recorded as a reduction on income tax expense. During the quarter ended September 30, 2022 the Corporation recognized $0.3 million of performance shares expense, with a tax benefit of $13 thousand (September 30, 2021 - $0.3 million, with a tax benefit of $12 thousand). For the nine months ended September 30, 2022, the Corporation recognized $4.3 million of performance shares expense, with a tax benefit of $0.3 million (September 30, 2021 - $4.9 million, with a tax benefit of $0.5 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at September 30, 2022 was $11.5 million and is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:
(Not in thousands)	Restricted Stock units	Weighted-Average Grant Date Fair Value per Unit
Non-vested at December 31, 2020	$-	$-
Granted	20,638	78.20
Vested	(20,638)	78.20
Forfeited	-	-
Non-vested at December 31, 2021	$-	$-
Granted	24,409	77.62
Vested	(24,409)	77.62
Forfeited	-	-
Non-vested at September 30, 2022	$-	$-

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

For 2022, 2021 and 2020, all Directors elected RSUs. During the quarter ended September 30, 2022, 857 RSUs were granted to the Directors (September 30, 2021 - 545) and the Corporation recognized expense related to these RSUs of $0.1 million with a tax benefit of $25 thousand (September 30, 2021 - $42 thousand with a tax benefit of $8 thousand). For the nine months ended September 30, 2022, the Corporation granted 24,409 RSUs to the Directors (September 30, 2021 - 20,079) and the Corporation recognized $1.9 million of expense related to these RSUs, with a tax benefit of $0.4 million, (September 30, 2021 - $1.9 million, with a tax benefit of $0.3 million). The fair value at vesting date of the RSU vested during the nine months ended September 30, 2022 for the Directors was $1.9 million.

Note 31 – Income taxes

The reason for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	September 30, 2022		September 30, 2021
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$183,893	38%	$124,370	38%
Net benefit of tax exempt interest income	(45,499)	(9)	(34,294)	(10)
Deferred tax asset valuation allowance	3,724	1	3,529	1
Difference in tax rates due to multiple jurisdictions	(7,147)	(2)	(9,600)	(3)
Effect of income subject to preferential tax rate	(109,588)	(22)	(5,441)	(2)
Unrecognized tax benefits	(1,503)	-	(5,484)	(2)
Adjustment due to estimate on the annual effective rate	10,096	2	4,001	1
State and local taxes	3,726	1	6,352	2
Others	30,284	6	109	-
Income tax expense	$67,986	14%	$83,542	25%

	Nine months ended
	September 30, 2022		September 30, 2021
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax expense at statutory rates	$385,567	38%	$360,859	38%
Net benefit of tax exempt interest income	(123,324)	(12)	(105,297)	(11)
Deferred tax asset valuation allowance	9,662	1	19,682	2
Difference in tax rates due to multiple jurisdictions	(20,457)	(2)	(25,429)	(3)
Effect of income subject to preferential tax rate	(116,630)	(11)	(10,175)	(1)
Adjustment due to estimate on the annual effective rate	10,655	1	(6,732)	(1)
Unrecognized tax benefits	(1,503)	-	(5,484)	(1)
State and local taxes	10,957	1	8,943	1
Others	27,750	3	(2,901)	-
Income tax expense	$182,677	18%	$233,466	24%

For the quarter and nine months ended September 30, 2022, the Corporation recorded an income tax expense of $68.0 million and $182.7 million, respectively, compared to $83.5 million and $233.5 million for the respective periods of 2021. The decrease in income tax expense was primarily due to the effect of income subject to preferential tax rates mainly attributed to the gain from the sale of Evertec shares in connection with the Evertec Transactions and to higher tax exempt income for the quarter and nine months ended September 30, 2022.

The following table presents a breakdown of the significant components of the Corporation’s deferred tax assets and liabilities.

	September 30, 2022
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$261	$2,781	$3,042
Net operating loss and other carryforward available	121,840	640,545	762,385
Postretirement and pension benefits	50,997	-	50,997
Deferred loan origination fees/cost	20	-	20
Allowance for credit losses	240,578	34,147	274,725
Accelerated depreciation	5,246	7,367	12,613
FDIC-assisted transaction	152,665	-	152,665
Intercompany deferred gains	1,829	-	1,829
Lease liability	28,747	20,960	49,707
Unrealized net loss on trading and available-for-sale securities	291,285	26,109	317,394
Difference in outside basis from pass-through entities	42,459	-	42,459
Other temporary differences	33,017	8,218	41,235
Total gross deferred tax assets	968,944	740,127	1,709,071
Deferred tax liabilities:
Indefinite-lived intangibles	79,617	53,778	133,395
Right of use assets	26,499	17,594	44,093
Deferred loan origination fees/cost	574	3,506	4,080
Other temporary differences	38,104	1,529	39,633
Total gross deferred tax liabilities	144,794	76,407	221,201
Valuation allowance	138,219	444,444	582,663
Net deferred tax asset	$685,931	$219,276	$905,207

	December 31, 2021
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$261	$2,781	$3,042
Net operating loss and other carryforward available	112,331	665,164	777,495
Postretirement and pension benefits	57,002	-	57,002
Deferred loan origination fees/cost	2,788	-	2,788
Allowance for credit losses	233,500	31,872	265,372
Deferred gains	1,642	-	1,642
Accelerated depreciation	5,246	7,422	12,668
FDIC-assisted transaction	152,665	-	152,665
Lease liability	31,211	23,894	55,105
Difference in outside basis from pass-through entities	54,781	-	54,781
Other temporary differences	38,512	8,418	46,930
Total gross deferred tax assets	689,939	739,551	1,429,490
Deferred tax liabilities:
Indefinite-lived intangibles	76,635	51,150	127,785
Unrealized net gain (loss) on trading and available-for-sale securities	4,329	2,817	7,146
Right of use assets	29,025	20,282	49,307
Deferred loan origination fees/cost	-	3,567	3,567
Other temporary differences	43,856	1,530	45,386
Total gross deferred tax liabilities	153,845	79,346	233,191
Valuation allowance	128,557	410,970	539,527
Net deferred tax asset	$407,537	$249,235	$656,772

The net deferred tax asset shown in the table above at September 30, 2022 is reflected in the consolidated statements of financial condition as $0.9 billion in net deferred tax assets in the “Other assets” caption (December 31, 2021 - $0.7 billion) and $2.2 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2021 - $869 thousand), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation in their respective tax jurisdiction, Puerto Rico or the United States.

At September 30, 2022 the net deferred tax asset of the U.S. operations amounted to $663 million with a valuation allowance of approximately $444 million, for a net deferred tax asset after valuation allowance of approximately $219 million. The Corporation evaluates the realization of the deferred tax asset by taxing jurisdiction. The U.S. operation had sustained profitability for the year ended December 31, 2021, and the period ended September 30, 2022. Years 2020 and 2021 were impacted by the COVID-19 pandemic and other events. Year 2020 was unfavorably impacted by the ACL reserve build-ups and the impairment of expenses on the branch closures in the New York region. Year 2021 has been favorably impacted by a strong economic recovery that resulted in ACL reserve releases, reversing the year 2020 build-up. The financial results for the period ended September 30, 2022 demonstrate financial stability for the U.S. operations, despite the climate of uncertainty as a result of recent global geopolitical and health challenges. These historical financial results are objectively verifiable positive evidence, evaluated together with the positive evidence of stable credit metrics, in combination with the length of the expiration of the NOLs. On the other hand, the Corporation evaluated the negative evidence accumulated over the years, including financial results lower than expectations and challenges to the economy due to global geopolitical uncertainty. As of September 30, 2022, after weighting all positive and negative evidence, the Corporation concluded that it is more likely than not that approximately $219 million of the deferred tax asset from the U.S. operations, comprised mainly of net operating losses, will be realized. The Corporation based this determination on its estimated earnings available to realize the deferred tax asset for the remaining carryforward period, together with the historical level of book income adjusted by permanent differences. Management will continue to monitor and review the U.S. operation’s results and the pre-tax earnings forecast on a quarterly basis to assess the future realization of the deferred tax asset. Management will closely monitor factors, including, net income versus forecast, targeted loan growth, net interest income margin, allowance for credit losses, charge offs, NPLs inflows and NPA balances. If our U.S. operations continue to show actual and projected strong financial results along with new tax initiatives, this could be considered additional positive evidence that could overcome totally or partially the negative evidence evaluated as of September 30, 2022, that could increase the amount of benefit from net operating losses that the Corporation estimates to be realized in the future resulting in future adjustments to the valuation allowance.

At September 30, 2022, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $686 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative loss position and has sustained profitability for the three year period ended September 30, 2022. This is considered a strong piece of objectively verifiable positive evidence that outweighs any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Holding Company operation is in a cumulative loss position, taking into account taxable income exclusive of reversing temporary differences, for the three years period ending September 30, 2022. Management expects these losses will be a trend in future years. This objectively verifiable negative evidence is considered by management strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax assets. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, the Corporation has maintained a valuation allowance on the deferred tax asset of $138 million as of September 30, 2022.

The reconciliation of unrecognized tax benefits, excluding interest, was as follows:

(In millions)	2022	2021
Balance at January 1	$3.5	$14.8
Balance at March 31	$3.5	$14.8
Balance at June 30	$3.5	$14.8
Reduction as a result of lapse of statute of limitations - July through September	(1.1)	-
Reduction as a result of settlements - July through September	-	(11.3)
Balance at September 30	$2.4	$3.5

At September 30, 2022, the total amount of accrued interest recognized in the statement of financial condition amounted to $2.5 million (December 31, 2021 - $2.8 million). The total interest expense recognized at September 30, 2022 was $202 thousand, net of the reduction of $448 thousand due to the expiration of the statute of limitation (September 30, 2021– $810 thousand, net of a reduction of $2.9 million due to the expiration of the statute of limitation). Management determined that at September 30, 2022 and December 31, 2021 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $4.3 million at September 30, 2022 (December 31, 2021 - $5.5 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At September 30, 2022, the following years remain subject to examination in the U.S. Federal jurisdiction: 2018 and thereafter; and in the Puerto Rico jurisdiction, 2017 and thereafter.

Note 32 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the nine months ended September 30, 2022 and September 30, 2021 are listed in the following table:

(In thousands)	September 30, 2022	September 30, 2021
Non-cash activities:
Loans transferred to other real estate	$50,359	$40,278
Loans transferred to other property	38,066	32,748
Total loans transferred to foreclosed assets	88,425	73,026
Loans transferred to other assets	6,631	5,237
Financed sales of other real estate assets	6,231	9,641
Financed sales of other foreclosed assets	29,505	31,809
Total financed sales of foreclosed assets	35,736	41,450
Financed sale of premises and equipment	31,894	30,730
Transfers from premises and equipment to long-lived assets held-for-sale	1,126	26,242
Transfers from loans held-in-portfolio to loans held-for-sale	11,522	60,806
Transfers from loans held-for-sale to loans held-in-portfolio	25,706	6,710
Loans securitized into investment securities[1]	294,872	546,335
Trades receivable from brokers and counterparties	12,973	74,328
Trades payable to brokers and counterparties	5,793	13,746
Recognition of mortgage servicing rights on securitizations or asset transfers	6,195	9,888
Loans booked under the GNMA buy-back option	3,984	20,908
Capitalization of lease right of use asset	4,453	26,676
Acquisition of software intangible assets	28,650	-
Goodwill on acquisition	116,135	-
Total stock consideration related to Evertec transaction	144,785	-
[1] Includes loans securitized into trading securities and subsequently sold before quarter end.

The following table provides a reconciliation of cash and due from banks, and restricted cash reported within the Consolidated Statement of Financial Condition that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

(In thousands)	September 30, 2022	September 30, 2021
Cash and due from banks	$1,937,638	$506,890
Restricted cash and due from banks	79,674	32,083
Restricted cash in money market investments	7,199	6,406
Total cash and due from banks, and restricted cash[2]	$2,024,511	$545,379
[2]	Refer to Note 5 - Restrictions on cash and due from banks and certain securities for nature of restrictions.

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

Banco Popular de Puerto Rico:

The Banco Popular de Puerto Rico reportable segment includes commercial, consumer and retail banking operations conducted at BPPR, including U.S. based activities conducted through its New York Branch. It also includes the lending operations of Popular Auto and Popular Mortgage. Other financial services within the BPPR segment include the trust service units of BPPR, asset management services of Popular Asset Management, the brokerage and investment banking operations of Popular Securities, and the insurance agency and reinsurance businesses of Popular Insurance, Popular Risk Services, Popular Life Re, and Popular Re.

Popular U.S.:

Popular U.S. reportable segment consists of the banking operations of Popular Bank (PB), Popular Insurance Agency, U.S.A., and PEF. PB operates through a retail branch network in the U.S. mainland under the name of Popular, and equipment leasing and financing services through PEF. Popular Insurance Agency, U.S.A. offers investment and insurance services across the PB branch network.

The Corporate group consists primarily of the holding companies Popular, Inc., Popular North America, Popular International Bank and certain of the Corporation’s investments accounted for under the equity method, including Evertec, until August 15, 2022, and Centro Financiero BHD, León.

The accounting policies of the individual operating segments are the same as those of the Corporation. Transactions between reportable segments are primarily conducted at market rates, resulting in profits that are eliminated for reporting consolidated results of operations.

The tables that follow present the results of operations and total assets by reportable segments:

2022
For the quarter ended September 30, 2022
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$488,123	$98,874	$1
Provision for credit losses		29,813	10,011	-
Non-interest income		262,587	15,203	(137)
Amortization of intangibles		484	311	-
Goodwill impairment charge		-	9,000	-
Depreciation expense		11,862	1,693	-
Other operating expenses		396,655	57,127	(135)
Income tax expense		48,209	10,628	-
Net income		$263,687	$25,307	$(1)
Segment assets		$59,640,784	$11,106,409	$(319,999)

For the quarter ended September 30, 2022
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$586,998	$(7,379)	$-	$579,619
Provision for credit losses (benefit)	39,824	(187)	-	39,637
Non-interest income	277,653	148,228	613	426,494
Amortization of intangibles	795	-	-	795
Goodwill impairment charge	9,000	-	-	9,000
Depreciation expense	13,555	298	-	13,853
Other operating expenses	453,647	(46)	(1,154)	452,447
Income tax expense	58,837	8,469	680	67,986
Net income	$288,993	$132,315	$1,087	$422,395
Segment assets	$70,427,194	$5,341,051	$(5,038,570)	$70,729,675

For the nine months ended September 30, 2022
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$1,351,086	$278,825	$3
Provision for credit losses		24,941	8,580	-
Non-interest income		542,826	26,076	(410)
Amortization of intangibles		1,453	1,028	-
Goodwill impairment charge		-	9,000	-
Depreciation expense		35,054	5,272	-
Other operating expenses		1,069,512	166,677	(407)
Income tax expense		141,113	33,917	-
Net income		$621,839	$80,427	$-
Segment assets		$59,640,784	$11,106,409	$(319,999)

For the nine months ended September 30, 2022
	Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.
Net interest income (expense)	$1,629,914	$(22,121)	$-	$1,607,793
Provision for credit losses (benefit)	33,521	(22)	-	33,499
Non-interest income	568,492	174,060	(3,955)	738,597
Amortization of intangibles	2,481	-	-	2,481
Goodwill impairment charge	9,000	-	-	9,000
Depreciation expense	40,326	881	-	41,207
Other operating expenses	1,235,782	(149)	(3,609)	1,232,024
Income tax expense	175,030	7,802	(155)	182,677
Net income	$702,266	$143,427	$(191)	$845,502
Segment assets	$70,427,194	$5,341,051	$(5,038,570)	$70,729,675

2021
For the quarter ended September 30, 2021
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$419,166	$80,038	$2
Provision for credit losses (benefit)		(37,022)	(23,937)	-
Non-interest income		146,139	6,150	(136)
Amortization of intangibles		617	166	-
Depreciation expense		11,164	1,516	-
Other operating expenses		324,171	50,694	(136)
Income tax expense		65,357	18,139	-
Net income		$201,018	$39,610	$2
Segment assets		$63,476,269	$10,338,333	$(23,074)

For the quarter ended September 30, 2021
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$499,206	$(9,813)	$-	$489,393
Provision for credit losses (benefit)	(60,959)	(214)	-	(61,173)
Non-interest income	152,153	17,251	(146)	169,258
Amortization of intangibles	783	-	-	783
Depreciation expense	12,680	328	-	13,008
Other operating expenses	374,729	615	(967)	374,377
Income tax expense (benefit)	83,496	(279)	325	83,542
Net income	$240,630	$6,988	$496	$248,114
Segment assets	$73,791,528	$5,378,819	$(4,981,184)	$74,189,163

For the nine months ended September 30, 2021
		Banco Popular		Intersegment
(In thousands)		de Puerto Rico	Popular U.S.	Eliminations
Net interest income		$1,248,689	$237,950	$5
Provision for credit losses (benefit)		(104,425)	(55,801)	-
Non-interest income		417,399	17,083	(411)
Amortization of intangibles		2,338	499	-
Depreciation expense		35,115	5,441	-
Other operating expenses		938,754	152,421	(408)
Income tax expense		187,784	46,337	-
Net income		$606,522	$106,136	$2
Segment assets		$63,476,269	$10,338,333	$(23,074)

For the nine months ended September 30, 2021
	Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.
Net interest income (expense)	$1,486,644	$(30,337)	$-	$1,456,307
Provision for credit losses (benefit)	(160,226)	(188)	-	(160,414)
Non-interest income	434,071	45,675	(2,295)	477,451
Amortization of intangibles	2,837	252	-	3,089
Depreciation expense	40,556	860	-	41,416
Other operating expenses	1,090,767	(567)	(2,824)	1,087,376
Income tax expense (benefit)	234,121	(925)	270	233,466
Net income	$712,660	$15,906	$259	$728,825
Segment assets	$73,791,528	$5,378,819	$(4,981,184)	$74,189,163

Geographic Information

The following information presents selected financial information based on the geographic location where the Corporation conducts its business. The banking operations of BPPR are primarily based in Puerto Rico, where it has the largest retail banking franchise. BPPR also conducts banking operations in the U.S. Virgin Islands, the British Virgin Islands and New York. BPPR’s banking operations in the United States include co-branded credit cards offerings and commercial lending activities. BPPR’s commercial lending activities in the U.S., through its New York Branch, include periodic loan participations with PB. During the quarter and nine months ended September 30, 2022, BPPR participated in loans originated by PB totaling $69 million and $160 million respectively, while there were no such participations for the quarter and nine months ended September 30, 2021. At September 30, 2022, total assets for the BPPR segment related to its operations in the United States amounted to $1.0 billion (December 31, 2021 - $589 million). During the nine months period ended September 30, 2022, the BPPR segment generated approximately $45.0 million (2021 - $38.1 million) in revenues from its operations in the United States, including net interest income, service charges on deposit accounts and other service fees. In the Virgin Islands, the BPPR segment offers banking products, including loans and deposits. The BPPR segment generated $34.6 million in revenues (2021 - $34.7 million) from its operations in the U.S. and British Virgin Islands.

Geographic Information
	Quarter ended		Nine months ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:[1]
Puerto Rico	$852,149	$542,178	$1,940,457	$1,590,030
United States	133,071	97,331	347,614	288,619
Other	20,893	19,142	58,319	55,109
Total consolidated revenues	$1,006,113	$658,651	$2,346,390	$1,933,758
[1]

Total revenues include net interest income, service charges on deposit accounts, other service fees, mortgage banking activities, net (loss) gain, including impairment on equity securities, net (loss) gain on trading account debt securities, net loss on sale of loans, including valuation adjustment on loans held-for-sale, adjustments to indemnity reserves on loans sold, and other operating income.

Selected Balance Sheet Information:
(In thousands)	September 30, 2022	December 31, 2021
Puerto Rico
Total assets	$57,192,527	$63,221,282
Loans	20,760,831	19,770,118
Deposits	54,769,845	57,211,608
United States
Total assets	$12,153,357	$10,986,055
Loans	10,204,303	8,903,493
Deposits	8,016,775	7,777,232
Other
Total assets	$1,383,791	$890,562
Loans	566,119	626,115
Deposits[1]	2,032,707	2,016,248
[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 34 ─ Subsequent events

Transfer of Securities from Available-for Sale to Held-To-Maturity

In October 2022, the Corporation transferred U.S. Treasury securities with a fair value of $6.5 billion (par value of $7.4 billion) from its available-for-sale portfolio to its held-to-maturity portfolio. This transaction was accounted for during the fourth quarter of 2022, when management changed its intent to hold these securities to maturity to reduce the impact on accumulated other comprehensive income (“AOCI”) and tangible capital of further increases in interest rates. The Corporation has the intent and ability to hold these securities to maturity.

The securities were reclassified at fair value at the time of the transfer. At the date of the transfer, these securities had pre-tax unrealized losses of $873.1 million recorded in AOCI. This fair value discount will be accreted to interest income and the unrealized loss remaining in AOCI will be amortized, offsetting each other through the remaining life of the securities. There were no realized gains or losses recorded as a result of this transfer.

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

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, mortgage and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation provides retail, mortgage, equipment leasing and financing, and commercial banking services through its New York-chartered banking subsidiary, Popular Bank (“PB”), which has branches located in New York, New Jersey and Florida and its subsidiaries. In addition, BPPR provides certain lending activities in the U.S. through its New York Branch. Note 33 to the Consolidated Financial Statements presents information about the Corporation’s business segments.

SIGNIFICANT EVENTS

Acquisition of Key Customer Channels and Amendments to Commercial Contracts with Evertec and Subsequent Sale of Remaining Ownership Stake in Evertec

On July 1, 2022, BPPR completed its previously announced acquisition of certain assets from Evertec Group, LLC (“Evertec Group”), a wholly owned subsidiary of Evertec, Inc. (“Evertec”), to service certain BPPR channels (“Business Acquisition Transaction”).

As a result of the closing of the Business Acquisition Transaction, BPPR acquired from Evertec Group certain critical channels, including BPPR’s retail and business digital banking and commercial cash management applications. In connection with the Business Acquisition Transaction, BPPR also entered into amended and restated service agreements with Evertec Group pursuant to which Evertec Group will continue to provide various information technology and transaction processing services to Popular, BPPR and their respective subsidiaries.

Under the amended service agreements, Evertec Group no longer has exclusive rights to provide certain of Popular’s technology services. The amended service agreements include discounted pricing and lowered caps on contractual pricing escalators tied to the Consumer Price Index. As part of the transaction, BPPR and Evertec also entered into a revenue sharing structure for BPPR in connection with its merchant acquiring relationship with Evertec. Under the terms of the amended and restated Master Servicing Agreement (“MSA”), Evertec will be entitled to receive monthly payments from the Corporation to the extent that Evertec’s revenues, covered under the MSA, fall below certain agreed annualized minimum amounts.

As consideration for the Business Acquisition Transaction, BPPR delivered to Evertec Group 4,589,169 shares of Evertec common stock valued at closing at $169.2 million (based on Evertec’s stock price on June 30, 2022 of $36.88). A total of $144.8 million of the consideration for the transaction was attributed to the acquisition of the critical channels of which $28.7 million were attributed to Software Intangible Assets and $116.1 million were attributed to goodwill. The transaction was accounted for as a business combination. The remaining $24.2 million was attributed to the renegotiation of the Master Services Agreement (“MSA”) with Evertec and was recorded as an expense. The Corporation also recorded a credit of $6.9 million in Evertec billings under the MSA during the third quarter of 2022 as a result of the Business Acquisition Transaction, resulting in a net expense charge for the quarter of $17.3 million.

On August 15, 2022, the Corporation completed the sale of its remaining 7,065,634 shares of common stock of Evertec (the “Evertec Stock Sale”, and collectively with the Business Acquisition Transaction, the “Evertec Transactions”). Following the Evertec Stock Sale, Popular no longer owns any Evertec common stock. The impact of the gain on the sale of Evertec shares used as consideration for the Business Acquisition Transaction in exchange for the acquired applications on July 1, 2022 and the net expense associated with the renegotiation of the MSA resulted in an after-tax gain of $97.9 million, while the Evertec Stock Sale and the related accounting adjustments resulted in an after-tax gain of $128.8 million, recorded during the third quarter of 2022, for an aggregate after-tax gain of $226.6 million.

Capital Actions

On July 12, 2022, the Corporation completed its previously announced accelerated share repurchase (“ASR”) program for the repurchase of an aggregate $400 million of Popular’s common stock, for which an initial 3,483,942 shares were delivered in March 2022 (the “March ASR Agreement”). Upon the final settlement of the March ASR Agreement, the Corporation received an additional 1,582,922 shares of common stock and recognized approximately $120 million as treasury stock with a corresponding increase in its capital surplus account. The Corporation repurchased a total of 5,066,864 shares at an average purchase price of $78.9443 under the March ASR Agreement.

On August 25, 2022, the Corporation announced that, on August 24, 2022, it entered into another ASR agreement to repurchase an aggregate of $231 million of Popular’s common stock (the “August ASR Agreement”). The $231 million in Popular’s common stock being repurchased pursuant to the August ASR Agreement is equal to the sum of the remaining $100 million in common stock repurchases contemplated as part of the Corporation’s 2022 capital actions, announced on January 12, 2022, and the after-tax gain recognized by the Corporation as a result of the sale of its remaining shares common stock of Evertec, announced on August 15, 2022. Under the terms of the August ASR Agreement, on August 26, 2022, the Corporation made an initial payment of $231 million and received an initial delivery of 2,339,241 shares of Popular’s common stock (the “Initial Shares”). The transaction was accounted for as a treasury stock transaction. Furthermore, as a result of the receipt of the Initial Shares, the Corporation recognized in stockholders’ equity approximately $185 million in treasury stock and $46 million as a reduction of capital surplus. Upon the final settlement of the August ASR Agreement, the Corporation expects to further adjust its treasury stock and capital surplus accounts to reflect the final delivery or receipt of cash or shares, which will depend on the volume-weighted average price of the Corporation’s common stock during the term of the August ASR Agreement, less a discount. The final settlement of the August ASR Agreement is expected to occur no later than the fourth quarter of 2022.

Hurricanes Fiona and Ian

On September 18, 2022, Hurricane Fiona made landfall in the southwest area of Puerto Rico as a Category 1 hurricane, bringing record rainfall and flooding throughout the island and affecting communities where BPPR does business. Hurricane Fiona’s rain and winds caused a complete blackout on the island and caused considerable damage to certain sectors in the southwest region. President Biden issued a disaster declaration for the island. While the impact to BPPR’s operation was not material, certain customers, highly concentrated in certain municipalities, were impacted by the disaster.

As part of hurricane relief efforts on the island, the Corporation waived late-payment fees on individual lending products from September 16 through October 31, 2022. Popular also waived, through September 30, withdrawal fees payable by our customers at ATMs outside of the Popular network and fees payable by customers of other banking institutions at Popular’s ATMs. In addition, the Corporation has offered to clients impacted by the hurricane a moratorium of up to three monthly payments, up to December 31, 2022, on personal and commercial credit cards, auto loans, leases and personal loans, subject to certain eligibility requirements. Mortgage clients may also benefit from different payment relief alternatives available, depending on their type of loan. Loan relief options for commercial clients are reviewed on a case-by-case basis.

Separately, on September 28, 2022, Hurricane Ian made a landfall on the west coast of central Florida as a Category 4 hurricane, causing extensive floods and destruction in the impacted areas in Florida. President Biden made a major disaster declaration for certain counties in central Florida. PB and BPPR do not have significant operations in the area but have some limited retail and commercial clients who reside or have business activities in the impacted areas.

For clients impacted by the hurricane that reside in counties in Florida declared as disaster zones by President Biden, Popular has offered a moratorium for up to three payments, up to January 31, 2023, subject to certain eligibility requirements. As in the case of Puerto Rico, relief options for commercial clients are reviewed on a case-by-case basis.

The Corporation is still evaluating the impact of Hurricanes Fiona and Ian. However, given the hurricanes’ limited impact in the markets in which Popular does business and low level of assistance requests received by the Corporation to date, the effect on credit risk should not be significant.

Transfer of Securities from Available-for Sale to Held-To-Maturity

In October 2022, the Corporation transferred U.S. Treasury securities with a fair value of $6.5 billion (par value of $7.4 billion) from its available-for-sale portfolio to its held-to-maturity portfolio. This transaction was accounted for during the fourth quarter of 2022, when management changed its intent to hold these securities to maturity to reduce the impact on accumulated other comprehensive income (“AOCI”) and tangible capital of further increases in interest rates. The Corporation has the intent and ability to hold these securities to maturity.

The securities were reclassified at fair value at the time of the transfer. At the date of the transfer, these securities had pre-tax unrealized losses of $873.1 million recorded in AOCI. This fair value discount will be accreted to interest income and the unrealized loss remaining in AOCI will be amortized, offsetting each other through the remaining life of the securities. There were no realized gains or losses recorded as a result of this transfer.

While changes in the amount of unrealized gains and losses in AOCI have an impact on the Corporation’s and its wholly-owned banking subsidiaries’ tangible capital ratios, a non-GAAP measure, they do not impact regulatory capital ratios, in accordance with the regulatory framework.

OVERVIEW

Table 1 provides selected financial data and performance indicators for the quarters and nine months-periods ended September 30, 2022 and 2021.

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

Net interest income on a taxable equivalent basis is a non-GAAP financial measure. Management believes that this presentation provides meaningful information since it facilitates the comparison of revenues arising from taxable and tax-exempt sources. Net interest income on a taxable equivalent basis is presented with its different components in Tables 2 and 3, along with the reconciliation to net interest income (GAAP), for the quarter and nine month-period ended September 30, 2022 as compared with the same period in 2021, segregated by major categories of interest earning assets and interest-bearing liabilities.

Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies.

Financial highlights for the quarter ended September 30, 2022

• For the quarter ended September 30, 2022, the Corporation recorded net income of $ 422.4 million, compared to net income of $ 248.1 million for the same quarter of the previous year. Net interest margin for the third quarter of 2022 was 3.32%, an increase of 55 basis points when compared to 2.77% for the same quarter of the previous year, mainly due to higher volume of loans, higher interest rate environment, and the change in mix of the money markets and investment portfolio. On a taxable equivalent basis, the net interest margin was of 3.71%, compared to 3.04% for the same quarter of the previous year. The Corporation recorded a provision for credit losses of $39.6 million, compared to a benefit of $61.2 million for the same quarter of the previous year. The higher provision for 2022 is attributed to the macroeconomic outlook and portfolio growth. The 2021 period also included releases of credit loss reserves related to the macroeconomic uncertainty related to the Covid-19 pandemic. Non-interest income was $426.5 million for the quarter, an increase of $257.2 million when compared to the quarter ended September 30, 2021 mainly due to the gain of $257.7 million from the Evertec Transactions, discussed above. Operating expenses were higher by $87.9 million principally due to higher personnel costs, professional fees, $17.3 million expenses associated with the Evertec Transactions and a goodwill impairment charge of $9 million.

• Total assets at September 30, 2022 amounted to $70.7 billion, compared to $75.1 billion, at December 31, 2021. The decrease was mainly due to lower money market investments, due to a decrease in deposits, partially offset by higher debt securities available-for-sale and held-to-maturity and loan growth.

• Total deposits at September 30, 2022 decreased by $2.2 billion when compared to deposits at December 31, 2021, mainly due to lower Puerto Rico public sector deposits by $2.9 billion, partially offset by growth in other deposits sectors.

• Stockholders’ equity totaled $3.7 billion at September 30, 2022, a decrease of $2.3 billion when compared to December 31, 2021, principally due to an increase in accumulated unrealized losses on debt securities available-for-sale by $2.4 billion due to a decline in fair value of fixed-rate debt securities as a result of the rising interest rate environment, the impact of the $400 million March ASR Agreement, the $231 million August ASR Agreement, declared quarterly common stock dividends, and preferred stock dividends, partially offset by the net income of $845.5 million for the nine months ended September 30, 2022.

• At September 30, 2022, the Corporation’s tangible book value per common share was $38.69, a reduction of $26.6 from December 31, 2021 due mainly to the reduction in Stockholders’ equity during the period, offset in part by the benefit of the common stock repurchases under the ASR Agreements.

• Capital ratios continued to be strong. As of September 30, 2022, the Corporation’s common equity tier 1 capital ratio was 16.04%, the tier 1 leverage ratio was 7.65%, and the total capital ratio was 17.92%. Refer to Table 8 for capital ratios.

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

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 1 - Financial Highlights

Financial Condition Highlights
	Ending balances at			Average for the nine months ended
(In thousands)	September 30, 2022	December 31, 2021	Variance	September 30, 2022	September 30, 2021	Variance
Money market investments	$3,975,048	$17,536,719	$(13,561,671)	$10,969,361	$15,364,275	$(4,394,914)
Investment securities	30,434,052	25,267,418	5,166,634	29,429,998	22,386,777	7,043,221
Loans	31,531,253	29,299,725	2,231,528	29,965,064	29,120,107	844,957
Earning assets	65,940,353	72,103,862	(6,163,509)	70,364,423	66,871,159	3,493,264
Total assets	70,729,675	75,097,899	(4,368,224)	73,456,562	69,938,785	3,517,777
Deposits	64,819,327	67,005,088	(2,185,761)	65,486,523	61,864,897	3,621,626
Borrowings	1,300,984	1,155,166	145,818	1,046,350	1,314,592	(268,242)
Stockholders’ equity	3,674,838	5,969,397	(2,294,559)	5,957,864	5,715,792	242,072
Note: Average balances exclude unrealized gains or losses on debt securities available-for-sale.

Operating Highlights	Quarters ended September 30,			Nine months ended September 30,
(In thousands, except per share information)	2022	2021	Variance	2022	2021	Variance
Net interest income	$579,619	$489,393	$90,226	$1,607,793	$1,456,307	$151,486
Provision for credit losses (benefit)	39,637	(61,173)	100,810	33,499	(160,414)	193,913
Non-interest income	426,494	169,258	257,236	738,597	477,451	261,146
Operating expenses	476,095	388,168	87,927	1,284,712	1,131,881	152,831
Income before income tax	490,381	331,656	158,725	1,028,179	962,291	65,888
Income tax expense	67,986	83,542	(15,556)	182,677	233,466	(50,789)
Net income	$422,395	$248,114	$174,281	$845,502	$728,825	$116,677
Net income applicable to common stock	$422,042	$247,761	$174,281	$844,443	$727,766	$116,677
Net income per common share – basic	$5.71	$3.09	$2.62	$11.09	$8.89	$2.20
Net income per common share – diluted	$5.70	$3.09	$2.61	$11.07	$8.87	$2.20
Dividends declared per common share	$0.55	$0.45	$0.10	$1.65	$1.30	$0.35

		Quarters ended September 30,		Nine months ended September 30,
Selected Statistical Information		2022	2021		2022	2021
Common Stock Data
End market price		$72.06	77.67		$72.06	77.67
Book value per common share at period end		50.26	74.66		50.26	74.66
Profitability Ratios
Return on assets		2.31%	1.34%		1.54%	1.39%
Return on common equity		27.72	17.10		19.02	17.09
Net interest spread		3.16	2.69		2.95	2.82
Net interest spread (taxable equivalent) - Non-GAAP		3.55	2.96		3.29	3.13
Net interest margin		3.32	2.77		3.05	2.92
Net interest margin (taxable equivalent) - Non-GAAP		3.71	3.04		3.39	3.23
Capitalization Ratios
Average equity to average assets		8.36%	7.87%		8.11%	8.17%
Common equity Tier 1 capital		16.04	17.36		16.04	17.36
Tier I capital		16.10	17.43		16.10	17.43
Total capital		17.92	19.90		17.92	19.90
Tier 1 leverage		7.65	7.38		7.65	7.38

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

OPERATING RESULTS ANALYSIS

NET INTEREST INCOME

Net interest income for the third quarter of 2022 was $579.6 million, an increase of $90.2 million when compared to $489.4 million for the same quarter of 2021. Taxable equivalent net interest income was $646.6 million for the third quarter of 2022 compared to $536.3 million in the third quarter of 2021, an increase of $110.3 million.

Net interest margin for the third quarter of 2022 was 3.32%, an increase of 55 basis points when compared to 2.77% for the same quarter of the previous year. The increase in the net interest margin is mainly due to higher earning assets yields due to a higher interest rate environment, partially offset by an increase in deposit cost. The net interest margin, on a taxable equivalent basis, for the third quarter of 2022 was 3.71%, an increase of 67 basis points when compared to 3.04% for the same quarter of 2021. The detailed variances of the increase in net interest income are described below:

Positive variances:

• Higher interest income from money market, investment and trading securities by $94.6 million mainly due to a higher yield at 2.31% compared to 1.25% in the third quarter of 2021 related to a higher interest rate environment and the investment in U.S. Treasury securities which are exempt for income tax purposes under the Puerto Rico’s Internal Revenue Code. The interest rate received on excess reserves at the Federal Reserve increased by to 2.18% compared to 0.15% in the same quarter in 2021;

• Higher interest income from commercial loans by $26.0 million due to a higher average volume by $1.5 billion and higher yield by 16 basis points related to the impact of higher interest rates on variable rate loans and originations.

• The auto and lease financing portfolios interest income increased by $2.5 million due to higher average volume by $376.0 million, partially offset by lower yield due to a high volume of originations in a prolonged low interest rate environment and lower premium amortization on previously acquired portfolios;

• Higher interest income from consumer loans by $15.7 million due to higher average volume by $383.0 million and higher yield by 46 basis points mainly related to higher interest income from personal loans and credit cards loans by $9.0 million and $6.4 million, respectively; and

Partially offset by:

• Higher interest expense on deposits by $33.9 million and higher yield by 29 basis points mainly due to NOW and money market deposits’ higher interest expense and yield by $28.5 million and 45 basis points, respectively, driven mainly from Puerto Rico government and commercial deposits.

Prepayment penalties, late fees collected and the amortization of premiums on purchased loans are included as part of the loan yield. Interest income related to these items for the quarters ended September 30, 2022 and 2021 amounted to $7.4 million and

$27.0 million, respectively. The decrease of $19.6 million is mainly related to lower amortized fees resulting from the forgiveness of PPP loans of $1.9 million compared to $19.9 million in the third quarter of 2021.

Approximately 27% of the Corporation’s deposits are public fund deposits from the Government of Puerto Rico, Municipalities and government instrumentalities and corporations. These deposits are indexed to short term market rates and fluctuate in cost with changes in those rates with a one-quarter lag, in accordance with contractual terms. As a result, these deposits’ costs have generally lagged variable asset repricing. Based on projected interest rate expectations and deposit volumes, we expect this condition to result in an increase in deposit costs in the fourth quarter of 2022 by approximately 150 basis points from current levels.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis (Non-GAAP)
Quarter ended September 30,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2022	2021	Variance	2022	2021	Variance		2022	2021	Variance	Rate	Volume
(In millions)							(In thousands)
$6,721	$18,041	$(11,320)	2.18%	0.15%	2.03%	Money market investments	$36,966	$6,914	$30,052	$36,991	$(6,939)
31,859	23,154	8,705	2.33	2.10	0.23	Investment securities [1]	186,847	121,857	64,990	14,933	50,057
40	84	(44)	6.09	4.97	1.12	Trading securities	617	1,051	(434)	199	(633)
						Total money market,
						investment and trading
38,620	41,279	(2,659)	2.31	1.25	1.06	securities	224,430	129,822	94,608	52,123	42,485
						Loans:
14,750	13,265	1,485	5.52	5.36	0.16	Commercial	205,237	179,204	26,033	5,504	20,529
835	854	(19)	6.38	5.40	0.98	Construction	13,431	11,621	1,810	2,074	(264)
1,503	1,317	186	5.90	5.99	(0.09)	Leasing	22,154	19,737	2,417	(328)	2,745
7,264	7,652	(388)	5.42	5.11	0.31	Mortgage	98,348	97,806	542	5,641	(5,099)
2,818	2,435	383	11.74	11.28	0.46	Consumer	83,407	67,749	15,658	4,406	11,252
3,562	3,372	190	7.93	8.37	(0.44)	Auto	71,226	71,171	55	(3,836)	3,891
30,732	28,895	1,837	6.39	6.15	0.24	Total loans	493,803	447,288	46,515	13,461	33,054
$69,352	$70,174	$(822)	4.12%	3.27%	0.85%	Total earning assets	$718,233	$577,110	$141,123	$65,584	$75,539
						Interest bearing deposits:
$25,993	$27,773	$(1,780)	0.56%	0.11%	0.45%	NOW and money market [2]	$36,448	$7,935	$28,513	$29,704	$(1,191)
15,514	15,621	(107)	0.20	0.16	0.04	Savings	7,966	6,353	1,613	1,873	(260)
6,957	6,957	-	0.94	0.73	0.21	Time deposits	16,484	12,741	3,743	3,656	87
48,464	50,351	(1,887)	0.50	0.21	0.29	Total interest bearing deposits	60,898	27,029	33,869	35,233	(1,364)
155	87	68	2.36	0.25	2.11	Short-term borrowings	921	54	867	594	273
						Other medium and
913	1,197	(284)	4.29	4.57	(0.28)	long-term debt	9,798	13,686	(3,888)	(624)	(3,264)
						Total interest bearing
49,532	51,635	(2,103)	0.57	0.31	0.26	liabilities	71,617	40,769	30,848	35,203	(4,355)
15,872	14,955	917				Demand deposits
3,948	3,584	364				Other sources of funds
$69,352	$70,174	$(822)	0.41%	0.23%	0.18%	Total source of funds	71,617	40,769	30,848	35,203	(4,355)
						Net interest margin/
			3.71%	3.04%	0.67%	income on a taxable equivalent basis (Non-GAAP)	646,616	536,341	110,275	$30,381	$79,894
			3.55%	2.96%	0.59%	Net interest spread
						Taxable equivalent adjustment	66,997	46,947	20,050
						Net interest margin/ income
			3.32%	2.77%	0.55%	non-taxable equivalent basis (GAAP)	$579,619	$489,394	$90,225
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

Net interest income for the nine months ended September 30, 2022 was $1.6 billion, or $151.5 million higher than the same period in 2021. Taxable equivalent net interest income was $1.8 billion for the nine months ended September 30, 2022, or $178.3 million higher than the same period in 2021. Net interest margin was 3.05%, an increase of 13 basis points when compared to 2.92% in 2021. The increase in net interest margin is mainly driven by a higher yield of money market, investment and trading securities due to a higher interest rate environment. Net interest margin, on a taxable equivalent basis, for the nine months ended September 30, 2022, was 3.39%, an increase of 16 basis points when compared to the 3.23% for the same period of 2021. The drivers of the variances in net interest income for the nine months ended September 30, 2022 were:

Positive variances:

• Higher interest income from money market, investment, and trading securities by $145.2 million due to a higher average volume by $2.6 billion mainly due to purchases of U.S. Treasury securities, which are exempt for income tax purposes under the Puerto Rico’s Internal Revenue Code, and higher yield by 38 basis points mainly due to higher interest rate received on excess reserves at the Federal Reserve by 70 basis points. The increase in investments results from higher volume of deposits by $3.6 billion as a result of Covid-19 U.S. Government stimulus and other aids;

• Higher interest income from commercial loans by $25.3 million mainly due to higher average volume by $770 million;

• Higher interest income from the auto and lease financing portfolios by $8.3 million due to the increase in average volume by $404.0 million, partially offset by lower yield driven by the origination of loans in a prolonged low interest rate environment;

• Higher interest income from consumer loans by $21.5 million mostly due to a higher average volume of personal loans and credit cards loans;

Partially offset by:

• Lower interest income from mortgage loans by $3.3 million driven by lower average volume mainly related to portfolio run-off; and

• Higher interest expense from deposits by $28.2 million mainly due to higher cost by seven basis points related to a higher interest rate environment.

Prepayment penalties, late fees collected and the amortization of premiums on purchased loans are included as part of the loan yield. Interest income related to these items for the nine-months ended September 30, 2022, amounted to $36.3 million, compared to $69.7 million in the same period of 2021. The decrease in loan fee income was driven by PPP loan fees, which amounted to $16.6 million for the nine-months period ended September 30, 2022 versus $50.8 million in the nine months ended September 30, 2021 and lower amortization recorded from the prepayment of previously purchased credit deteriorated loans and lower amortization on the auto loans portfolios acquired in previous years.

Table 3 – Analysis of Levels & Yields on a Taxable Equivalent Basis from Continuing Operations (Non-GAAP)
Nine months ended September 30,
										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2022	2021	Variance	2022	2021	Variance		2022	2021	Variance	Rate	Volume
(In millions)							(In thousands)
$10,969	$15,364	$(4,395)	0.82%	0.12%	0.70%	Money market investments	$67,172	$14,300	$52,872	$58,075	$(5,203)
29,371	22,302	7,069	2.16	2.29	(0.13)	Investment securities [1]	475,088	382,280	92,808	(14,297)	107,105
59	85	(26)	6.23	5.06	1.17	Trading securities	2,725	3,218	(493)	651	(1,144)
						Total money market,
						investment and trading
40,399	37,751	2,648	1.80	1.42	0.38	securities	544,985	399,798	145,187	44,429	100,758
						Loans:
14,245	13,475	770	5.26	5.32	(0.06)	Commercial	560,408	535,126	25,282	(5,047)	30,329
781	874	(93)	5.87	5.39	0.48	Construction	34,305	35,125	(820)	3,099	(3,919)
1,447	1,265	182	5.92	6.01	(0.09)	Leasing	64,225	57,055	7,170	(914)	8,084
7,315	7,761	(446)	5.33	5.08	0.25	Mortgage	292,253	295,598	(3,345)	14,103	(17,448)
2,670	2,460	210	11.44	11.24	0.20	Consumer	228,401	206,896	21,505	2,723	18,782
3,507	3,285	222	8.03	8.55	(0.52)	Auto	210,623	209,460	1,163	(12,582)	13,745
29,965	29,120	845	6.20	6.16	0.04	Total loans	1,390,215	1,339,260	50,955	1,382	49,573
$70,364	$66,871	$3,493	3.67%	3.48%	0.19%	Total earning assets	$1,935,200	$1,739,058	$196,142	$45,811	$150,331
						Interest bearing deposits:
$26,385	$25,201	$1,184	0.26%	0.13%	0.13%	NOW and money market [2]	$52,072	$24,169	$27,903	$27,428	$475
16,100	15,128	972	0.18	0.18	-	Savings	21,430	20,289	1,141	(339)	1,480
6,913	7,108	(195)	0.77	0.77	-	Time deposits	40,005	40,832	(827)	979	(1,806)
49,398	47,437	1,961	0.31	0.24	0.07	Total interest bearing deposits	113,507	85,290	28,217	28,068	149
124	92	32	1.34	0.38	0.96	Short-term borrowings	1,249	259	990	627	363
						Other medium and
948	1,222	(274)	4.25	4.54	(0.29)	long-term debt	30,168	41,518	(11,350)	(11)	(11,339)
						Total interest bearing
50,470	48,751	1,719	0.38	0.35	0.03	liabilities	144,924	127,067	17,857	28,684	(10,827)
16,088	14,428	1,660				Demand deposits
3,806	3,692	114				Other sources of funds
$70,364	$66,871	$3,493	0.28%	0.25%	0.03%	Total source of funds	144,924	127,067	17,857	28,684	(10,827)
			3.39%	3.23%	0.16%	Net interest margin/ income on a taxable equivalent basis (Non-GAAP)	1,790,276	1,611,991	178,285	$17,127	$161,158
			3.29%	3.13%	0.16%	Net interest spread
						Taxable equivalent adjustment	182,483	155,684	26,799
			3.05%	2.92%	0.13%	Net interest margin/ income non-taxable equivalent basis (GAAP)	$1,607,793	$1,456,307	$151,486
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

Provision for Credit Losses - Loans Held-in-Portfolio and Unfunded Commitments

For the quarter ended September 30, 2022, the Corporation recorded an expense of $39.9 million for its reserve for credit losses related to loans held-in-portfolio and unfunded commitments. The provision for credit loss related to the loans-held-in-portfolio for the quarter ended September 30, 2022 was $39.5 million, compared to the reserve release of $58.6 million for the quarter ended September 30, 2021. The provision expense was mainly driven by higher loan volumes and changes in the macroeconomic scenarios. The provision related to unfunded commitments for the third quarter of 2022 was $0.4 million, compared to the reserve release related to unfunded commitments of $1.5 million for the same period of 2021.

For the quarter ended September 30, 2022, the Corporation recorded a provision for credit loss of $28.7 million for loans-held-in-portfolio for the BPPR segment, compared to a reserve release of $36.0 million for the quarter ended September 30, 2021. The Popular U.S. segment recorded a provision of $10.8 million for the quarter ended September 30, 2022, compared to a reserve release of $22.7 million for the same quarter in 2021.

For the nine months ended September 30, 2022, the Corporation recorded a provision of $34.4 million for its reserve for credit losses related to loans held-in-portfolio and unfunded commitments. The provision related to the loans-held-in-portfolio for the nine months ended September 30, 2022 was $35.0 million, compared to the reserve release of $151.9 million for the nine months ended September 30, 2021. The higher reserve release in 2021 reflected the improvements in the macroeconomic environment and outlook, at the time, and the related release of reserves accumulated during early stages of the Covid-19 pandemic. The provision for unfunded commitments for the nine months ended September 30, 2022 reflected a benefit of $0.6 million, compared to a provision benefit of $7.5 million for the same period of 2021.

The provision for credit losses for the BPPR segment was an expense of $25.2 million for the nine months ended September 30, 2022, compared to a benefit of $98.5 million for the nine months ended September 30, 2021. The Popular U.S. segment recorded a provision of $9.8 million for the nine months ended September 30, 2022, compared to a reserve release of $53.5 million for the same period in 2021.

At September 30, 2022, the total allowance for credit losses for loans held-in-portfolio amounted to $703.1 million, compared to $695.4 million as of December 31, 2021. The ratio of the allowance for credit losses to loans held-in-portfolio was 2.23% at September 30, 2022, compared to 2.38% at December 31, 2021. As discussed in Note 9 to the Consolidated Financial Statements, within the process to estimate its allowance for credit losses (“ACL”), the Corporation applies probability weightings to the outcomes of simulations using Moody’s Analytics’ Baseline, S3 (pessimistic) and S1 (optimistic) scenarios. The baseline scenario is assigned the highest probability, followed by the pessimistic scenario given the uncertainties in the economic outlook and downside risk. Refer to Note 9 to the Consolidated Financial Statements, for additional information on the Corporation’s methodology to estimate its allowance for credit losses (“ACL”). Refer to the Credit Risk section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for credit losses and selected loan losses statistics.

Provision for Credit Losses – Investment Securities

The Corporation’s provision for credit losses related to its investment securities held-to-maturity is related to the portfolio of obligations from the Government of Puerto Rico, states and political subdivisions. For the quarter and nine-month period ended September 30, 2022, the provision for credit losses for investment securities was a reserve release of $0.3 million and $0.9 million, respectively, compared to a $1.0 million reserve release for the quarter and nine months ended September 30, 2021. At September 30, 2022, the total allowance for credit losses for this portfolio amounted to $7.2 million, compared to $8.1 million as of December 31, 2021. Refer to Note 7 to Consolidated Financial Statements for additional information on the ACL for this portfolio.

Non-Interest Income

Non-interest income amounted to $426.5 million for the quarter ended September 30, 2022, compared to $169.3 million for the same quarter of the previous year. The results for the third quarter of 2022 included the gain from the Evertec Transactions and the related accounting adjustments of $257.7 million. Other factors that contributed to the variance in non-interest income were:

• higher other service fees by $6.0 million, principally at the BPPR segment, due to higher credit card fees by $4.4 million mainly in interchange income resulting from higher transactional volumes; and

• higher income from mortgage banking activities by $1.1 million mainly due to a positive variance of $5.5 million in the fair value adjustments on mortgage servicing rights (“MSRs”) and lower realized losses on closed derivatives; partially offset by lower gain on sale of mortgage loans and securitization activity by $5.0 million. In August 2022, the Corporation decided to retain in portfolio (held-to-maturity) FHA-insured mortgage originations, rather than sell them as we have done in the past. As a result, our mortgage gain on sale fees will be lower, but our tax-exempt interest income will be higher; and

• a favorable adjustment of $9.2 million in the fair value of the contingent consideration related to purchase price adjustments for the acquisition of the K2 Capital Group LLC business in 2021 (‘’K2 Acquisition’’), as the Corporation updated its estimates related to the realizability of the earnings targets for the contingent payment;

partially offset by:

• lower service charges on deposit accounts by $1.3 million mainly due to the Corporation’s initiative of eliminating insufficient funds fees and modifying overdraft fees during the quarter; and

• a gain of $7.0 million recorded in 2021 related to the sale and lease back of two corporate office buildings; and

• lower earnings from the portfolio of equity method investments by $1.9 million, excluding Evertec.

Non-interest income amounted to $738.6 million for the nine months ended September 30, 2022, compared to $477.5 million for the same period of the previous year. Non-interest income was impacted by the gain from the Evertec Transactions and related accounting adjustments, as discussed above. Other factors that contributed to the variance in non-interest income were:

• higher other service fees by $17.5 million, principally at the BPPR segment, due to higher credit card fees mainly in interchange income resulting from higher volume of transactions;

• higher income from mortgage banking activities by $2.8 million due to a favorable variance in the fair value adjustment of MSRs and higher gains on closed derivatives, offset by lower gain on securitization activity;

• a favorable adjustment of $9.2 million in the fair value of the contingent consideration, discussed above;

partially offset by

• higher losses on equity securities by $9.2 million due mainly to securities held for deferred benefit plans, which have an offsetting positive variance in personnel costs;

• a favorable variance in the adjustments for indemnity reserves for loans previously sold of $1.9 million; and

• the gains recorded in 2021 for an aggregate of $7.0 million related to the sale and lease back of two corporate office buildings.

Operating Expenses

Operating expenses amounted to $476.1 million for the quarter ended September 30, 2022, an increase of $87.9 million, including a $17.3 million charge in connection with the Evertec Transactions and a $9.0 million impairment of goodwill related to the 2021 K2 Acquisition, when compared with the same quarter of 2021. The variance in operating expenses was driven primarily by:

• higher personnel costs by $36.2 million mainly due to higher salaries as a result of market adjustments and annual salary revisions. The remaining increase in personnel costs is mainly related to an increase in medical insurance premiums, and higher incentives related to the profit-sharing and other incentive plans that are tied to the Corporation’s financial performance;

• higher net occupancy expenses by $2.5 million mainly due to BPPR’s property rent expenses;

• higher equipment expenses by $4.1 million due to higher software amortization expense;

• higher business promotion expenses by $6.2 million mainly due to higher customer reward program expense in our credit card business by $4.6 million, and donations by $1.3 million, including hurricane related donations;

• higher other operating expenses by $22.1 million, mainly due to higher legal reserves and the $17.3 million expense related to the Evertec Transactions, net of the $6.9 million in credits received in connection with this transaction;

• a goodwill impairment charge of $9.0 million due to a decrease in Popular Equipment Finance’s (PEF) projected earnings considered as part of the Corporation’s annual goodwill impairment analysis; and

• higher other professional fees by $7.5 mainly due to higher expense by $16.2 million related to corporate initiatives;

partially offset by:

• lower programming, processing, and other technology services by $9.8 million due to lower application hosting, IT consulting and related expenses and lower merchant processing fees reflecting savings as a result of the Evertec Transactions.

Operating expenses amounted to $1.3 billion for the nine months ended September 30, 2022, an increase of $152.8 million when compared with the same period of 2021, driven primarily by:

• higher personnel cost by $58.3 million mainly due to higher salaries, higher incentives, and an increase in medical insurance premiums;

• higher equipment expense by $8.3 million due to higher software amortization expense;

• higher other operating taxes by $5.8 million mainly due to higher personal property taxes;

• higher professional fees by $29.8 million mainly due to higher expense by $28.4 million related to corporate initiatives;

• higher business promotion expenses by $13.6 million mainly due to higher customer reward program expense in our credit card business by $11.1 million;

• higher other operating expenses by $27.2 million, mainly due to higher pension plan costs, higher operating insurance expenses, and the $17.3 million expense related to the Evertec Transactions; and

• a goodwill impairment charge of $9.0 million due to a decrease in PEF’s projected earnings considered as part of the Corporation’s annual goodwill impairment analysis.

Table 4 - Operating Expenses
	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2022	2021	Variance	2022	2021	Variance
Personnel costs:
Salaries	$115,887	$95,185	$20,702	$316,407	$274,814	$41,593
Commissions, incentives and other bonuses	32,003	25,892	6,111	93,129	85,484	7,645
Pension, postretirement and medical insurance	17,120	13,893	3,227	43,633	38,106	5,527
Other personnel costs, including payroll taxes	28,833	22,677	6,156	76,458	72,926	3,532
Total personnel costs	193,843	157,647	36,196	529,627	471,330	58,297
Net occupancy expenses	27,420	24,896	2,524	78,357	75,471	2,886
Equipment expenses	26,626	22,537	4,089	75,193	66,917	8,276
Other taxes	15,966	14,459	1,507	47,461	41,623	5,838
Professional fees:
Collections, appraisals and other credit related fees	2,527	3,166	(639)	7,555	9,972	(2,417)
Programming, processing and other technology services	59,431	69,221	(9,790)	202,110	202,739	(629)
Legal fees, excluding collections	2,830	2,535	295	9,875	7,267	2,608
Other professional fees	47,433	29,787	17,646	116,050	85,832	30,218
Total professional fees	112,221	104,709	7,512	335,590	305,810	29,780
Communications	6,224	6,133	91	18,364	18,971	(607)
Business promotion	24,348	18,116	6,232	60,784	47,148	13,636
FDIC deposit insurance	6,610	7,181	(571)	20,445	18,891	1,554
Other real estate owned (OREO) income	(2,444)	(1,722)	(722)	(12,963)	(10,554)	(2,409)
Other operating expenses:
Credit and debit card processing, volume and interchange and other expenses	14,762	12,960	1,802	38,646	36,331	2,315
Operational losses	7,145	7,147	(2)	23,031	21,571	1,460
All other	33,579	13,322	20,257	58,696	35,283	23,413
Total other operating expenses	55,486	33,429	22,057	120,373	93,185	27,188
Amortization of intangibles	795	783	12	2,481	3,089	(608)
Goodwill impairment charge	9,000	-	9,000	9,000	-	9,000
Total operating expenses	$476,095	$388,168	$87,927	$1,284,712	$1,131,881	$152,831

Income Taxes

For the quarter and nine months ended September 30, 2022, the Corporation recorded an income tax expense of $68.0 million and $182.7 million with an effective tax rate (“ETR”) of 14% and 18%, respectively, compared to $83.5 million and $235.5 million with an ETR of 25% and 24% for the respective periods of 2021. The decrease in income tax expense was primarily due to the effect of income subject to preferential tax rates mainly attributed to the gain from the sale of Evertec shares and to and higher tax exempt income for the quarter and nine months ended September 30, 2022.

At September 30, 2022, the Corporation had a net deferred tax asset amounting to $0.9 billion, net of a valuation allowance of $0.6 billion. The net deferred tax asset related to the U.S. operations was $0.2 billion, net of a valuation allowance of $0.4 billion.

The Inflation Reduction Act of 2022 imposes a new corporate alternative minimum tax (“AMT”), effective for taxable year 2023, to corporations that meet a dual three-year average adjusted financial statement income (“AFSI”) threshold of $1 billion on a worldwide basis and $100 million for its U.S. operations. The AFSI is, in general, the GAAP net income per financial statements with certain adjustments, including foreign taxes and tax depreciation. The Corporation is still evaluating the application of these adjustments that could be decisive in whether Popular is subject to the corporate AMT. If it is determined that the Corporation is subject to the corporate AMT, it is not expected to have a material impact on the financial statements of the Corporation.

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

The Corporate group reported a net income of $132.3 million for the quarter ended September 30, 2022, compared with a net income of $7.0 million for the same quarter of the previous year. The increase in net income was mainly attributed to the $128.8 million in after-tax gains recognized by the Corporation as a result of the Evertec Stock Sale and related accounting adjustments . For the nine months ended September 30, 2022 the Corporate group reported net income of $143.4 million, compared to a net income of $15.9 million for the same period of the previous year. The increase in net income was due to impact of the Evertec Stock Sale and related accounting adjustments; lower interest expense from the redemption in the fourth quarter of 2021 of $186.7 million in Trust Preferred Securities issued by Popular Capital Trust I; and higher earnings from equity method investments.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $263.7 million for the quarter ended September 30, 2022, compared with net income of $201.0 million for the same quarter of the previous year. The factors that contributed to the variance in the financial results included the following:

• Higher net interest income by $69.0 million mainly due to:

• higher interest income from money market and investment securities by $76.3 million largely due to higher average balances of U.S. Treasury securities and higher yields from balances maintained at the Federal Reserve.

• higher interest income from loans by $22.5 million mainly from consumer loans due to higher average balance of personal loans and credit cards higher yields; and higher average balance in commercial loans, construction and leases.

partially offset by

• higher interest expense on deposits by $29.5 million mainly from Puerto Rico government deposits, NOW accounts and time deposits, due to the increase in interest rates.

The net interest margin for the quarter ended September 30, 2022 was 3.27% compared to 2.75% for the same quarter in the previous year. The increase in net interest margin is driven by earnings assets mix and the higher rates for money market investments held at the Federal Reserve.

• A provision for loan losses expense of $29.8 million, compared to a reserve release of $37.0 million in the third quarter of 2021, or an unfavorable variance of $66.8 million;

• Non-interest income was higher by $116.3 million mainly due to:

• Higher other operating income by $113.0 million mostly due to higher earnings as a result of the Evertec Business Acquisition Transaction;

• Higher other service fees by $4.5 million mainly due to higher merchant acquiring fees related to the revenue sharing agreement entered into in connection with the Evertec Business Acquisition Transaction;

• Higher operating expenses by $72.9 million mostly due to:

• higher personnel costs by $27.9 million driven by higher salaries and benefits due to market salary adjustments and annual salary revisions effective in July 2022; higher incentive compensation, higher profit sharing expense and increase in headcount;

• higher business promotions by $5.8 million due to credit cards rewards expense as a result of higher transactional volumes and higher donations.

• higher other operating expenses by $41.2 million due to higher allocations from the Corporate group by $19.0 million, mainly advisory services, and $17.3 million expenses related to Evertec Business Acquisition Transaction.

partially offset by

• lower professional fees by $7.9 million due mainly to lower programming, technology services, IT consulting and merchant processing fees reflecting savings as result of Evertec Business Acquisition Transaction;

• Lower income tax expense by $17.1 million mainly due to higher exempt income and the income from the Evertec Business Acquisition Transaction which was subject to a preferential tax rate.

For the nine months ended September 30, 2022, the BPPR segment recorded net income of $621.8 million compared to a net income of $606.5 million for the same period of the previous year. The factors that contributed to the variance in the financial results included the following:

• Higher net interest income by $102.3 million mainly due to:

• higher interest income from money market and investment securities by $122.1 million due to higher average balances of U.S. Treasury securities and higher yields from balances maintained at the Federal Reserve; and

• higher interest income from loans by $8.5 million mainly from consumer loans due to higher average balances of personal loans and credit cards, partially offset by lower income from commercial loans due to average balances from PPP loans and lower yields as well as and lower income from mortgage loans.

partially offset by

• higher interest expense on deposits by $28.1 million mainly due to higher costs on Puerto Rico government, NOW accounts and time deposits.

The net interest margin for the nine months ended September 30, 2022 was 2.99% compared to 2.91% for the same period of the previous year. The increase in net interest margin is driven by earnings assets mix.

• An unfavorable variance of $129.4 million on the provision for loan losses, due to the reserve release in 2021, related to the reversal of loan reserves recognized early in the Covid-19 pandemic;

• Non-interest income was higher by $125.4 million mainly due to:

• Higher other operating income by $108.8 million mostly as result of the Evertec Business Acquisition Transaction;

• Higher other service fees by $17.0 million mainly due to higher merchant acquiring fees related to the revenue sharing agreement entered in connection with the Evertec Business Acquisition Transaction, higher insurance commission fees and credit card fees as a result of higher interchange transactional volumes;

• Higher operating expenses by $129.8 million mostly due to:

• Higher personnel costs by $47.8 driven by higher salaries and benefits due to market salary adjustments and annual salary revisions effective in July 2022; higher incentive compensation, higher profit sharing expenses and higher hospital/ life insurance premiums.

• Higher business promotion by $12.6 million mainly due to higher customer rewards expense related to higher transactional volumes; and

• Higher other expenses by $60.2 million to due to higher allocations from the Corporate group by $34.9 million, mainly advisory services, and $17.3 million expenses related to Evertec Business Acquisition Transaction.

partially offset by

• lower professional fees by $3.6 million mainly due to lower programming, technology services, IT consulting and merchant processing fees as result of Evertec Business Acquisition Transaction.

• Lower income tax expense by $46.7 million due to lower income before tax and higher income that was exempt or subject to preferential tax rates.

Popular U.S.

For the quarter ended September 30, 2022, the reportable segment of Popular U.S. reported a net income of $25.3 million, compared with a net income of $39.6 million for the same quarter of the previous year. The factors that contributed to the variance in the financial results included the following:

• Higher net interest income by $18.8 million due to:

• higher interest income from loans by $23.5 million, mainly from growth in the commercial and personal loans portfolio;

partially offset by

• higher interest expense on deposits by $5.9 million mainly due to higher costs mainly from money market accounts due to higher rates.

The net interest margin for the quarter ended September 30, 2022 was 3.84% compared to 3.36% for the same quarter in the previous year. The increase in net interest margin was driven by earnings assets mix.

• An unfavorable variance of $33.9 million on the provision for loan losses and unfunded commitments due to release of $23.9 million recorded in the quarter ended September 30,2021, due to the reversal in 2021 of loan loss reserves recognized early in the Covid-19 pandemic;

• Higher non-interest income by $8.4 million mainly due to the positive fair value adjustment of $9.2 million on the contingent liability related to the K2 Acquisition.

• Higher operating expenses by $15.8 million due to

• higher personnel costs by $4.7 million due to salary market adjustments;

• the goodwill impairment charge of $9.0 million due to a decrease in PEF’s projected earnings considered as part of the Corporation’s annual goodwill impairment analysis.

partially offset by

• Lower income tax expense by $7.5 million due mainly to a lower income before tax.

For the nine months ended September 30, 2022 the PB segment recorded net income of $80.4 million, compared to a net income of $106.1 million for the same period of the previous year. The factors that contributed to the variance in the financial results included the following:

• Higher net interest income by $40.9 million due to:

• higher interest income from loans by $42.4 million, mainly from growth in the commercial and personal loans portfolio; partially offset by lower average balance in construction loans; and

partially offset by

• higher interest expense on deposits by $2.3 million due to higher interest rates.

The net interest margin for the nine months ended September 30, 2022 was 3.72% compared to 3.35% for the same period in the previous year. The increase in net interest margin is driven by earnings assets mix, including the growth in the loan portfolio

• An unfavorable variance of $64.4 million on the provision for loan losses and unfunded commitments, due to the reserve release of $55.8 million in 2021;

• Higher non-interest income by $8.9 million mainly due to the positive adjustment of $9.2 million on the contingent liability related to the K2 Acquisition.

• Higher operating expenses by $23.6 million due to:

• higher personnel costs by $8.7 million due to salary market adjustments;

• higher other expenses by $3.6 million due to higher charges allocated from the Corporate segment, mainly professional fees; and

• the goodwill impairment charge of $9.0 million at PEF.

• Lower income tax expense by $12.4 million due mainly to a lower income before tax.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $70.7 billion at September 30, 2022, compared to $75.1 billion at December 31, 2021. Refer to the Consolidated Statements of Financial Condition included in this report for additional information.

Money market investments and debt securities available-for-sale

Money market investments decreased by $13.6 billion mainly due to the deployment of liquidity to purchase investment securities and fund loan originations. A reduction in deposits, mainly from the Puerto Rico public sector also led to a reduction in money market balances. Debt securities available-for-sale and held-to-maturity increased by $3.2 billion and $1.9 billion, respectively at September 30, 2022, due mainly to purchases of U.S. Treasury securities. Refer to Note 6 to the Consolidated Financial Statements for additional information with respect to the Corporation’s debt securities available-for-sale.

Loans

Refer to Table 5 for a breakdown of the Corporation’s loan portfolio. Also, refer to Note 8 in the Consolidated Financial Statements for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Loans held-in-portfolio increased by $2.3 billion to $31.5 billion at September 30, 2022, mainly due to an increase in commercial and consumer loans at both BPPR and PB as well as auto and lease financing at BPPR.

Table 5 - Loans Ending Balances
(In thousands)	September 30, 2022	December 31, 2021	Variance
Loans held-in-portfolio:
Commercial	$15,366,859	$13,732,701	$1,634,158
Construction	816,290	716,220	100,070
Leasing	1,538,504	1,381,319	157,185
Mortgage	7,311,713	7,427,196	(115,483)
Auto	3,528,904	3,412,187	116,717
Consumer	2,960,918	2,570,934	389,984
Total loans held-in-portfolio	$31,523,188	$29,240,557	$2,282,631
Loans held-for-sale:
Mortgage	$8,065	$59,168	$(51,103)
Total loans held-for-sale	$8,065	$59,168	$(51,103)
Total loans	$31,531,253	$29,299,725	$2,231,528

Other assets

Other assets amounted to $1.7 billion at September 30, 2022, compared to $1.6 billion at December 31, 2021. Refer to Note 13 to the Consolidated Financial Statements for a breakdown of the principal categories that comprise the caption of “Other Assets” in the Consolidated Statements of Financial Condition at September 30, 2022 and December 31, 2021.

Liabilities

The Corporation’s total liabilities were $67.1 billion at September 30, 2022, a decrease of $2.1 billion, compared to $69.1 billion at December 31, 2021, mainly due to lower deposits as discussed below.

Deposits and Borrowings

The composition of the Corporation’s financing to total assets at September 30, 2022 and December 31, 2021 is included in Table 6.

Table 6 - Financing to Total Assets
	September 30,	December 31,	% increase (decrease)	% of total assets
(In millions)	2022	2021	from 2021 to 2022	2022	2021
Non-interest bearing deposits	$17,605	$15,684	12.2%	24.9%	20.9%
Interest-bearing core deposits	43,481	47,954	(9.3)	61.5	63.9
Other interest-bearing deposits	3,733	3,367	10.9	5.3	4.5
Repurchase agreements	162	92	76.1	0.2	0.1
Other short-term borrowings	250	75	N.M.	0.3	0.1
Notes payable	889	989	(10.1)	1.3	1.3
Other liabilities	935	968	(3.4)	1.3	1.3
Stockholders’ equity	3,675	5,969	(38.4)	5.2	7.9

Deposits

The Corporation’s deposits totaled $64.8 billion at September 30, 2022, compared to $67.0 billion at December 31, 2021. The deposits decrease of $2.2 billion was mainly due to lower Puerto Rico public sector deposits by $2.9 billion at BPPR, partially offset by growth in other deposits sectors. At September 30, 2022, Puerto Rico public sector deposits amounted to $17.5 billion. These include $1.4 billion transferred out of BPPR at the beginning of October and exclude $727 million in deposits managed by the Corporation’s Fiduciary Services Division, where it acts as custodian or escrow agent. The receipt by the Puerto Rico Government of additional COVID-19 pandemic and hurricane recovery related Federal assistance, and seasonal tax collections, could increase public deposit balances at BPPR in the near term. However, the rate at which public deposit balances may decline is uncertain and difficult to predict. The amount and timing of any such reduction is likely to be impacted by, for example, the speed at which COVID-19 pandemic and hurricane recovery federal assistance is distributed, the financial condition, liquidity and cash management practices of the Puerto Rico Government and its instrumentalities and the implementation of fiscal and debt adjustment plans approved pursuant to PROMESA or other actions mandated by the Fiscal Oversight and Management Board for Puerto Rico (the “Oversight Board”).

Approximately 27% of the Corporation’s deposits are public fund deposits from the Government of Puerto Rico, Municipalities and government instrumentalities and corporations. These deposits are indexed to short term market rates and fluctuate in cost with changes in those rates with a one-quarter lag, in accordance with contractual terms. As a result, these deposits’ costs have generally lagged variable asset repricing. Based on projected interest rate expectations and deposit volumes, we expect this condition to result in an increase in deposit costs in the fourth quarter of 2022 by approximately 150 basis points from current levels.

Refer to Table 7 for a breakdown of the Corporation’s deposits at September 30, 2022 and December 31, 2021.

Table 7 - Deposits Ending Balances
(In thousands)	September 30, 2022	December 31, 2021	Variance
Demand deposits [1]	$28,773,328	$25,889,732	$2,883,596
Savings, NOW and money market deposits (non-brokered)	28,388,057	33,674,134	(5,286,077)
Savings, NOW and money market deposits (brokered)	728,651	729,073	(422)
Time deposits (non-brokered)	6,731,588	6,685,938	45,650
Time deposits (brokered CDs)	197,703	26,211	171,492
Total deposits	$64,819,327	$67,005,088	$(2,185,761)
[1] Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings totaled $1.3 billion at September 30, 2022 compared to $1.2 billion at December 31, 2021. Refer to Note 16 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Stockholders’ Equity

Stockholders’ equity totaled $3.7 billion at September 30, 2022, a decrease of $2.3 billion when compared to December 31, 2021, principally due to an increase in accumulated unrealized losses on debt securities available-for-sale by $2.4 billion due to a decline in fair value of fixed-rate debt securities as a result of the rising interest rate environment, the impact of the $400 million March ASR Agreement, the $231 million August ASR Agreement, declared quarterly common stock dividends and preferred stock dividends, partially offset by the net income of $845.5 million for the nine months ended September 30, 2022. Refer to the Consolidated Statements of Financial Condition, Comprehensive Income and of Changes in Stockholders’ Equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation, BPPR and PB are subject to regulatory capital requirements established by the Federal Reserve Board. The risk-based capital standards applicable to the Corporation, BPPR and PB (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of September 30, 2022, the Corporation’s, BPPR’s and PB’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 8, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of September 30, 2022 and December 31, 2021.

Table 8 - Capital Adequacy Data

(Dollars in thousands)	September 30, 2022	December 31, 2021
Common equity tier 1 capital:
Common stockholders equity - GAAP basis	$3,652,695	$5,947,254
CECL transitional amount [1]	127,127	169,502
AOCI related adjustments due to opt-out election	2,667,370	257,762
Goodwill, net of associated deferred tax liability (DTL)	(693,927)	(591,703)
Intangible assets, net of associated DTLs	(13,738)	(16,219)
Deferred tax assets and other deductions	(261,542)	(290,565)
Common equity tier 1 capital	$5,477,985	$5,476,031
Additional tier 1 capital:
Preferred stock	22,143	22,143
Additional tier 1 capital	$22,143	$22,143
Tier 1 capital	$5,500,128	$5,498,174
Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	192,674	192,674
Other inclusions (deductions), net	427,796	393,257
Tier 2 capital	$620,470	$585,931
Total risk-based capital	$6,120,598	$6,084,105
Minimum total capital requirement to be well capitalized	$3,416,133	$3,144,122
Excess total capital over minimum well capitalized	$2,704,465	$2,939,983
Total risk-weighted assets	$34,161,334	$31,441,224
Total assets for leverage ratio	$71,908,096	$74,238,367
Risk-based capital ratios:
Common equity tier 1 capital	16.04%	17.42%
Tier 1 capital	16.10	17.49
Total capital	17.92	19.35
Tier 1 leverage	7.65	7.41
[1] The CECL transitional amount includes the impact of Popular's adoption of the new CECL accounting standard on January 1, 2020.

The Basel III capital rules provide that a depository institution will be deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. Management has determined that as of September 30, 2022, the Corporation, BPPR and PB continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

Pursuant to the adoption of the CECL accounting standard on January 1, 2020, the Corporation elected to use the five-year transition period option as provided in the final interim regulatory capital rules effective March 31, 2020. The five-year transition period provision delays for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay. As of September 30, 2022, the Corporation had phased-in 25% of the cumulative CECL deferral with the remaining impact to be recognized over the remainder of the three-year transition period.

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to neutralize the regulatory capital effects of participating in the program. Specifically, the agencies have clarified that banking organizations, including the Corporation and its Bank subsidiaries, are permitted to assign a zero percent risk weight to PPP loans for purposes of determining risk-weighted assets and risk-based capital ratios. Additionally, in order to facilitate use of the Paycheck Protection Program Liquidity Facility (the “PPPL Facility”), which provides Federal Reserve Bank loans to eligible financial institutions such as the Corporation’s Bank subsidiaries to fund PPP loans, the agencies further clarified that, for purposes of determining leverage ratios, a banking organization is permitted to exclude from total average assets PPP loans that have been pledged as collateral for a PPPL Facility. As of September 30, 2022, the Corporation has $47 million in PPP loans and no loans were pledge as collateral for PPPL Facilities.

The decrease in the common equity Tier I capital ratio, Tier I capital ratio, and total capital ratio as of September 30, 2022 as compared to December 31, 2021 was mainly attributed to the accelerated share repurchase agreements to repurchase an aggregate of $400 million and $231 million of Popular’s common stock, and an increase in risk-weighted assets driven by the growth in the commercial loans portfolio, partially offset by the nine month period earnings. The increase in leverage capital ratio was mainly due to the decrease in average total assets, which mostly did not have a significant impact on the risk-weighted assets.

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

Table 9 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of September 30, 2022, and December 31, 2021.

Table 9 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	September 30, 2022	December 31, 2021
Total stockholders’ equity	$3,674,838	$5,969,397
Less: Preferred stock	(22,143)	(22,143)
Less: Goodwill	(827,428)	(720,293)
Less: Other intangibles	(13,738)	(16,219)
Total tangible common equity	$2,811,529	$5,210,742
Total assets	$70,729,675	$75,097,899
Less: Goodwill	(827,428)	(720,293)
Less: Other intangibles	(13,738)	(16,219)
Total tangible assets	$69,888,509	$74,361,387
Tangible common equity to tangible assets	4.02%	7.01%
Common shares outstanding at end of period	72,673,344	79,851,169
Tangible book value per common share	$38.69	$65.26

	Quarterly average
Total stockholders’ equity [1]	$6,061,748	$5,777,652
Less: Preferred Stock	(22,143)	(22,143)
Less: Goodwill	(759,318)	(679,959)
Less: Other intangibles	(24,039)	(20,861)
Total tangible common equity	$5,256,248	$5,054,689
Return on average tangible common equity	31.86%	18.47%
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

Most of the assets subject to market valuation risk are debt securities classified as available-for-sale. Refer to Notes 6 and 7 to the Consolidated Financial Statements for further information on the debt securities available-for-sale and held-to-maturity portfolios. Debt securities classified as available-for-sale amounted to $28.3 billion as of September 30, 2022. Other assets subject to market risk include loans held-for-sale, which amounted to $8 million, mortgage servicing rights (“MSRs”) which amounted to $131 million and securities classified as “trading”, which amounted to $30 million, as of September 30, 2022.

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

The Corporation processes NII simulations under interest rate scenarios in which the yield curve is assumed to rise and decline by the same magnitude (parallel shifts). The rate scenarios considered in these market risk simulations reflect instantaneous parallel changes of -100, -200, +100, +200 and +400 basis points during the succeeding twelve-month period. Simulation analyses are based on many assumptions, including relative levels of market interest rates across all yield curve points and indexes, interest rate spreads, loan prepayments and deposit elasticity. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. Additionally, the Company is also subject to basis risk in the repricing of its assets and liabilities, including the basis related to using different rate indexes for the repricing of assets and liabilities, as well as the effect of pricing lags which may be contractual or due to historical differences in the timing of management responses to changes in the rate environment. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The following table presents the results of the simulations at September 30, 2022 and December 31, 2021, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:

Table 10 - Net Interest Income Sensitivity (One Year Projection)
	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate
+400 basis points	$(12,614)	(0.56)%	$257,223	13.21%
+200 basis points	(4,286)	(0.19)	197,354	10.14
+100 basis points	190	0.01	166,920	8.57
-100 basis points	34,481	1.53	(78,408)	(4.03)
-200 basis points	59,368	2.63	(120,661)	(6.20)

As of September 30, 2022, NII simulations show the Corporation has a neutral to slightly liability sensitive position driven by the rapid increase in short-term interest rates throughout the year and its impact on Puerto Rico public sector deposits which are indexed to market rates, as well as the deployment of cash to fund loan growth and purchase investments. These results suggest that changes in net interest income are driven by changes in liability costs, primarily Puerto Rico public sector deposits. In declining rate scenarios net interest income would increase as the decline in the cost of these deposits generates a greater benefit than the changes in asset yields. In rising rate scenarios Popular’s sensitivity profile is also impacted by its large proportion of Puerto Rico public sector deposits which are indexed to market rates. As short-term rates have risen, the cost of these deposits now increases in sync with market rates and therefore reduce the benefit banks typically have in rising rate environments. As of September 30, 2022, Popular has a more neutral position as compared to a substantially asset sensitive position as of December 31, 2021. The primary reasons for the reduction in sensitivity are i) the realization of much of the expected benefit in net interest income given the higher interest rates observed during the first nine months of 2022 ii) a decrease in cash balances (which reprice instantaneously) via the deployment into longer term investments and loans and iii) the market indexed nature of Puerto Rico public sector deposits which represented $17.5 billion or 27% of deposits as of September 30, 2022.

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

At September 30, 2022 and December 31, 2021, the Corporation held trading securities with a fair value of $30 million, representing approximately 0.04% of the Corporation’s total assets. As shown in Table 11, the trading portfolio consists principally of mortgage-backed securities and U.S. Treasuries, which at September 30, 2022 were investment grade securities. As of September 30, 2022 and December 31, 2021, the trading portfolio also included $0.1 million in Puerto Rico government obligations. Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized net trading account losses of $274 thousand and a net trading account gain of $58 thousand, respectively, for the quarters ended September 30, 2022 and September 30, 2021.

Table 11 - Trading Portfolio
	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Weighted Average Yield[1]	Amount	Weighted Average Yield[1]
Mortgage-backed securities	$14,056	5.80%	$22,559	5.12%
U.S. Treasury securities	15,711	1.92	6,530	0.03
Collateralized mortgage obligations	183	5.55	257	5.61
Puerto Rico government obligations	66	0.46	85	0.47
Interest-only strips	255	12.00	280	12.00
Total	$30,271	3.83%	$29,711	4.06%
[1] Not on a taxable equivalent basis.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.4 million for the last week in September 2022. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

An institution’s liquidity may be pressured if, for example, it experiences a sudden and unexpected substantial cash outflow due to exogenous events such as the COVID-19 pandemic, its credit rating is downgraded, or some other event causes counterparties to avoid exposure to the institution. Factors that the Corporation does not control, such as the economic outlook, adverse ratings of its principal markets and regulatory changes, could also affect its ability to obtain funding.

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

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 92% of the Corporation’s total assets at September 30, 2022 and 89% at December 31, 2021. The ratio of total ending loans to deposits was 49% at September 30, 2022, compared to 44% at December 31, 2021. In addition to traditional deposits, the Corporation maintains borrowing arrangements, which amounted to approximately $1.3 billion in outstanding balances at September 30, 2022 (December 31, 2021 - $1.2 billion). A detailed description of the Corporation’s borrowings, including their terms, is included in Note 16 to the Consolidated Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.

On July 12, 2022, the Corporation completed its previously announced accelerated share repurchase program for the repurchase of an aggregate $400 million of Popular’s common stock. In addition, during the quarter ended September 30, 2022, the Corporation entered into a $231 million ASR and received an initial delivery of 2,339,241 shares of common stock. Refer to Note 18 to the Consolidated Financial Statements for additional information.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 7 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and public sector customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $250,000, excluding brokered deposits with denominations under $250,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $61.1 billion, or 94% of total deposits, at September 30, 2022, compared with $63.6 billion, or 95% of total deposits, at December 31, 2021. Core deposits financed 93% of the Corporation’s earning assets at September 30, 2022, compared with 88% at December 31, 2021.

The distribution by maturity of certificates of deposits with denominations of $250,000 and over at September 30, 2022 is presented in the table that follows:

Table 12 - Distribution by Maturity of Certificate of Deposits of $250,000 and Over
(In thousands)
3 months or less	$1,778,793
Over 3 to 12 months	695,502
Over 1 year to 3 years	226,778
Over 3 years	119,821
Total	$2,820,894

The Corporation had $0.9 billion in brokered deposits at September 30, 2022, which financed approximately 1% of its total assets (December 31, 2021 - $0.8 billion and 1%, respectively). In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

Deposits from the public sector represent an important source of funds for the Corporation. As of September 30, 2022, total public sector deposits were $17.5 billion, compared to $20.3 billion at December 31, 2021. These include $1.4 billion transferred out of BPPR at the beginning of October 2022 and exclude $727 million in deposits managed by the Corporation’s Fiduciary Services Division, where it acts as custodian or escrow agent. Generally, these deposits require that the bank pledge high credit quality securities as collateral; therefore, liquidity risks arising from public sector deposit outflows are lower given that the bank receives its collateral in return. This, now unpledged, collateral can either be financed via repurchase agreements or sold for cash. However, there are some timing differences between the time the deposit outflow occurs and when the bank receives its collateral. Additionally, the Corporation mainly utilizes fixed-rate U.S. Treasury Debt Securities as collateral. While these securities have limited credit risk, they are subject to market value risk based on changes in the interest rate environment. When interest rates increase, the value of this collateral decreases and could result in the Corporation having to provide additional collateral to cover the same amount of deposit liabilities. This additional collateral could reduce unpledged securities otherwise available as liquidity sources to the Corporation.

At September 30, 2022, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if the banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements on repurchase agreements and other collateralized borrowing facilities. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

The principal use of these funds includes the repayment of debt, and interest payments to holders of senior debt and junior subordinated deferrable interest (related to trust preferred securities), the payment of dividends to common stockholders, repurchases of the Corporation’s securities and capitalizing its banking subsidiaries.

The outstanding balance of notes payable at the BHCs amounted to $497 million at September 30, 2022 and $496 million at December 31, 2021.

The contractual maturities of the BHCs notes payable at September 30, 2022 are presented in Table 13.

Table 13 - Distribution of BHC's Notes Payable by Contractual Maturity
Year	(In thousands)
2023	$298,793
Later years	198,312
Total	$497,105

The Corporation’s 6.125% unsecured senior debt securities mature in the September of 2023. Annual debt service at the BHCs is approximately $32 million, and the Corporation’s latest quarterly dividend was $0.55 per share or approximately $40 million per quarter. The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs debt service and dividend obligations during the foreseeable future. As of September 30, 2022, the BHCs had cash and money markets investments totaling $222 million and borrowing potential of $193 million from its secured facility with BPPR.

The BHCs have in the past borrowed in the corporate debt market primarily to finance their non-banking subsidiaries and refinance debt obligations. These sources of funding are more costly due to the fact that two out of the three principal credit rating agencies rate the Corporation below “investment grade”, which affects the Corporation’s cost and ability to raise funds in the capital markets. Factors that the Corporation does not control, such as the economic outlook, interest rate volatility, inflation, disruptions in the debt market, among others, could also affect its ability to obtain funding. The Corporation has an automatic shelf registration statement filed and effective with the Securities and Exchange Commission, which permits the Corporation to issue an unspecified amount of debt or equity securities.

On July 1, 2022, the Corporation exchanged a portion of Evertec shares as part of a transaction in which it acquired certain critical channels from Evertec and renegotiated several service agreements. The Corporation completed the sale of its remaining shares of Evertec on August 15, 2022. Following the Evertec Stock Sale, Popular no longer owns any Evertec common stock.

Non-Banking Subsidiaries

The principal sources of funding for the non-banking subsidiaries include internally generated cash flows from operations, loan sales, repurchase agreements, capital injections and borrowed funds from their direct parent companies or the holding companies. The principal uses of funds for the non-banking subsidiaries include repayment of maturing debt, operational expenses and payment of dividends to the BHCs. The liquidity needs of the non-banking subsidiaries are minimal since most of them are funded internally from operating cash flows or from intercompany borrowings or capital contributions from their holding companies. During the period ended September 30, 2022, Popular, Inc. made capital contributions to its wholly owned subsidiaries of $25 million to Popular Re, Inc., $10 million to Popular Securities and $3 million to Popular Impact Fund.

Dividends

During the nine months ended September 30, 2022, the Corporation declared cash dividends of $1.65 per common share outstanding ($124.2 million in the aggregate). The dividends for the Corporation’s Series A preferred stock amounted to $1.1 million. During the nine months ended September 30, 2022, the BHC’s received dividends amounting to $450 million from BPPR, $54 million from PNA, $4 million in dividends from its non-banking subsidiaries and $2 million in dividends from Evertec. In addition, during the nine months ended June 30, 2022, Popular International Bank Inc., wholly owned subsidiary of Popular, Inc., received $16 million in dividends from its investment in BHD. Dividends from BPPR constitute Popular, Inc.’s primary source of liquidity.

Other Funding Sources and Capital

The debt securities portfolio provides an additional source of liquidity, which may be realized through either securities sales or repurchase agreements. The Corporation’s debt securities portfolio consists primarily of liquid U.S. government debt securities, U.S. government sponsored agency debt securities, U.S. government sponsored agency mortgage-backed securities, and U.S. government sponsored agency collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of the repurchase agreement would be subject to having sufficient unpledged collateral available at the time the transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged debt securities amounted to $10.2 billion at September 30, 2022 and $3.0 billion at December 31, 2021. A substantial portion of these debt securities could be used to raise financing in the U.S. money markets or from secured lending sources.

Additional liquidity may be provided through loan maturities, prepayments and sales. The loan portfolio can also be used to obtain funding in the capital markets. In particular, mortgage loans and some types of consumer loans, have secondary markets which the Corporation could use.

Off-Balance Sheet arrangements and other commitments

In the ordinary course of business, the Corporation engages in financial transactions that are not recorded on the balance sheet or may be recorded on the balance sheet in amounts that are different than the full contract or notional amount of the transaction. As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These commitments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. Refer to Note 21 to the Consolidated Financial Statements for information on the Corporation’s commitments to extent credit and other non-credit commitments.

Other types of off-balance sheet arrangements that the Corporation enters in the ordinary course of business include derivatives, operating leases and provision of guarantees, indemnifications, and representation and warranties. Refer to Note 28 to the Consolidated Financial Statements for information on operating leases and to Note 20 to the Consolidated Financial Statements for a detailed discussion related to the Corporation’s obligations under credit recourse and representation and warranties arrangements.

The Corporation monitors its cash requirements, including its contractual obligations and debt commitments. As discussed above, liquidity is managed by the Corporation in order to meet its short- and long-term cash obligations. Note 16 to the Consolidated Financial Statements has information on the Corporation’s borrowings by maturity, which amounted to $1.3 billion at September 30, 2022 (December 31, 2021 - $1.2 billion).

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

The following summarized financial information presents the financial position of the obligor group, on a combined basis at September 30, 2022 and December 31, 2021, and the results of their operations for the period ended September 30, 2022 and September 30, 2021. Investments in and equity in the earnings from the other subsidiaries and affiliates that are not members of the obligor group have been excluded.

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

Table 14 - Summarized Statement of Condition

(In thousands)	September 30, 2022	December 31, 2021
Assets
Cash and money market investments	$222,406	$291,540
Investment securities	22,887	25,691
Accounts receivables from non-obligor subsidiaries	13,347	17,634
Other loans (net of allowance for credit losses of $73 (2021 - $96))	28,425	29,349
Investment in equity method investees	5,359	114,955
Other assets	47,688	42,251
Total assets	$340,112	$521,420
Liabilities and Stockholders' deficit
Accounts payable to non-obligor subsidiaries	$4,567	$6,481
Accounts payable to affiliates and related parties	-	1,254
Notes payable	497,104	496,134
Other liabilities	112,907	97,172
Stockholders' deficit	(274,466)	(79,621)
Total liabilities and stockholders' deficit	$340,112	$521,420

Table 15 - Summarized Statement of Operations

	For the nine months ended
(In thousands)	September 30, 2022	September 30, 2021
Income:
Dividends from non-obligor subsidiaries	$454,000	$581,000
Interest income from non-obligor subsidiaries and affiliates	594	680
Earnings from investments in equity method investees	15,698	24,195
Other operating (expense) income	136,140	3,605
Total income	$606,432	$609,480
Expenses:
Services provided by non-obligor subsidiaries and affiliates (net of reimbursement by subsidiaries for services provided by parent of $157,754 (2021 - $120,032))	$12,697	$9,820
Other operating expenses	19,399	22,712
Total expenses	$32,096	$32,532
Net income (loss)	$574,336	$576,948

During the nine months ended September 30, 2022, the Obligor group recorded $1.5 million of dividend distributions from its direct equity method investees. During the nine months ended September 30, 2021, the Obligor group recorded $2.2 million of distributions from its direct equity method investees, of which $1.7 million were related to dividend distributions.

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

Factors that the Corporation does not control, such as the economic outlook and credit ratings of its principal markets and regulatory changes, could also affect its ability to obtain funding. In order to prepare for the possibility of such scenario, management has adopted contingency plans for raising financing under stress scenarios when important sources of funds that are usually fully available are temporarily unavailable. These plans call for using alternate funding mechanisms, such as the pledging of certain asset classes and accessing secured credit lines and loan facilities put in place with the FHLB and the FRB. The Corporation is subject to positive tangible capital requirements to utilize secured loan facilities with the FHLB that could result in a limitation of borrowing amounts or maturity terms, even if the Corporation exceeds well-capitalized regulatory capital levels.

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

Furthermore, various statutory provisions limit the amount of dividends an insured depository institution may pay to its holding company without regulatory approval. A member bank must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income for that year, combined with its retained net income for the preceding two years, after considering those years’ dividend activity, less any required transfers to surplus or to a fund for the retirement of any preferred stock. During the nine months ended September 30, 2022, BPPR declared cash dividends of $450 million. At September 30, 2022, BPPR would have needed to obtain prior approval of the Federal Reserve Board before declaring a dividend due to its declared dividend activity and transfers to statutory reserves over the latest three years. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. Pursuant to these requirements, PB may not declare or pay a dividend without the prior approval of the Federal Reserve Board and the NYSDFS. The ability of a bank subsidiary to up-stream dividends to its BHC could thus be impacted by its financial performance and capital, including tangible and regulatory capital, thus potentially limiting the amount of cash moving up to the BHCs from the banking subsidiaries. This could, in turn, affect the BHCs ability to declare dividends on its outstanding common and preferred stock, repurchase its securities or meet its debt obligations, for example.

The Corporation’s banking subsidiaries have historically not used unsecured capital market borrowings to finance its operations, and therefore are less sensitive to the level and changes in the Corporation’s overall credit ratings.

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $9 million in deposits at September 30, 2022 that are subject to rating triggers.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in Note 20 to the Consolidated Financial Statements, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $31 million at September 30, 2022. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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

Hurricane Fiona

On September 18, 2022, Hurricane Fiona made landfall in the southwest area of Puerto Rico as a Category 1 hurricane, bringing record rainfall and flooding throughout the island and affecting communities where BPPR does business. The hurricane caused a complete blackout on the island and considerable damage to certain sectors in the southwest region. While the impact to BPPR’s operations was not material, customers in certain municipalities of the island were impacted by the disaster.

As part of hurricane relief efforts, the Corporation waived late-payment fees on individual lending products from September 16 through October 31, 2022. The Corporation also offered to clients impacted by the hurricane a moratorium of up to three monthly payments, until December 31, 2022, on personal and commercial credit cards, auto loans, leases and personal loans, subject to certain eligibility requirements. Various payment relief alternatives were also made available to certain mortgage customers, depending on their type of loan.

The Corporation is still evaluating the impact of Hurricane Fiona. However, given the low level of assistance requests received by the Corporation to date, the effect on credit risk should not be significant.

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

Certain information regarding current economic activity is available in the form of the Economic Development Bank for Puerto Rico (“EDB”) Economic Activity Index (the “EDB Economic Activity Index”), a coincident indicator of ongoing economic activity but not a direct measurement of real GNP. The latest EDB Economic Activity Index reflected a 1.5% increase in August 2022, compared to August 2021. From January to August 2022, the EDB Economic Activity Index reflected a 3.0% increase compared to the same period in calendar year 2021.

The Puerto Rico Consumer Price Index, published by the Department of Labor and Human Resources of Puerto Rico, was recorded at 130.4 in September 2022, representing a 6.1% increase when compared to September 2021 and effectively flat versus August 2022. The United States Consumer Price Index, published by the U.S. Bureau of Labor Statistics, increased by 8.2% from September 2022 and by 0.4% from August 2022. Increasing inflation or prolonged periods of high inflation may adversely affect our business and results of operations.

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

Fiscal Plans

Commonwealth Fiscal Plan. The Oversight Board has certified several fiscal plans for the Commonwealth since 2017. The most recent fiscal plan for the Commonwealth certified by the Oversight Board is dated January 27, 2022 (the “2022 Fiscal Plan”). Pursuant to the 2022 Fiscal Plan, while the COVID-19 pandemic and the measures taken in response to the same severely reduced economic activity and caused an unprecedented increase in unemployment in Puerto Rico, pandemic-related federal and local stimulus funding have more than offset the estimated income loss due to reduced economic activity and are estimated to have caused a temporary increase in personal income on a net basis. The 2022 Fiscal Plan’s economic projections incorporate adjustments for these short-term income effects. For example, the 2022 Fiscal Plan estimates that, for fiscal years 2022 and 2023, real GNP will grow 2.6% and 0.9%, respectively, but projects that growth adjusted for income effects for such years will be approximately 5.2% and 0.6%, respectively.

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

The 2022 Fiscal Plan provides for the gradual reduction and the ultimate elimination, by fiscal year 2025, of Commonwealth budgetary subsidies to municipalities, which constitute a material portion of the operating revenues of some municipalities. According to the 2022 Fiscal Plan, municipalities have made little or no progress towards implementing the fiscal discipline required to reduce reliance on Commonwealth appropriations and this lack of fiscal management may threaten the ability of certain municipalities to provide necessary services, such as health, sanitation, public safety, and emergency services to their residents, forcing them to prioritize expenditures.

Other Fiscal Plans. Pursuant to PROMESA, the Oversight Board has also requested and certified fiscal plans for several public corporations and instrumentalities. The certified fiscal plan for the Puerto Rico Electric Power Authority (“PREPA”), Puerto Rico’s electric power utility, contemplated the transformation of Puerto Rico’s electric system through, among other things, the establishment of a public-private partnership with respect to PREPA’s transmission and distribution system (the “T&D System”), and calls for significant structural reforms at PREPA. The procurement process for the establishment of a public-private partnership with respect to the T&D System was completed in June 2020. The selected proponent, LUMA Energy LLC (“LUMA”), and PREPA entered into a 15-year agreement whereby, since June 1, 2021, LUMA is responsible for operating, maintaining and modernizing the T&D System (the “T&D Agreement”). The commencement of such 15-year term, however, was conditioned on PREPA’s emergence from its debt restructuring process under Title III of PROMESA (the “Title III Exit”), which has not occurred. During this interim period, LUMA has been operating the T&D System pursuant to a supplemental terms agreement (the “Supplemental Agreement”), which expires on November 30, 2022, unless the Title III Exit condition is waived, or the term of the Supplemental Agreement is extended by the parties. Such termination would trigger the commencement of a transition period during which LUMA would transfer the operations of the T&D System to PREPA or a third-party successor operator.

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

On November 3, 2021, the Oversight Board filed the Eighth Amended Title III Joint Plan of Adjustment for the Commonwealth, ERS and PBA (the “Commonwealth Plan of Adjustment”). On March 15, 2022, the Plan of Adjustment became effective. The Commonwealth Plan of Adjustment reduced the Commonwealth’s debt obligations from approximately $34.3 billion of prepetition debt to approximately $7.4 billion in new general obligation bonds and approximately $8.7 billion in new contingent value instruments. This also resulted in a reduction of the Commonwealth’s maximum annual debt service by approximately 73%.

On October 12, 2022, the U.S. District Court confirmed the Modified Fifth Amended Title III Plan of Adjustment for HTA, which is expected to become effective this year upon the satisfaction of certain conditions to its effectiveness. PREPA’s debt restructuring process under Title III of PROMESA is still ongoing.

Exposure of the Corporation

The credit quality of BPPR’s loan portfolio reflects, among other things, the general economic conditions in Puerto Rico and other adverse conditions affecting Puerto Rico consumers and businesses. While PROMESA provided a process to address the Commonwealth’s fiscal challenges, the adjustment measures required by the fiscal plans still present significant economic risks. Furthermore, if global or local economic conditions worsen or the Government of Puerto Rico and the Oversight Board are unable to adequately manage the Commonwealth’s fiscal and economic challenges, these adverse effects could continue or worsen in ways that we are not able to predict.

At September 30, 2022, the Corporation’s direct exposure to the Puerto Rico government’s instrumentalities and municipalities totaled $365 million of which $322 million were outstanding, compared to $367 million at December 31, 2021, of which $349 million were outstanding. A deterioration in the Commonwealth’s fiscal and economic situation could adversely affect the value of our Puerto Rico government obligations, resulting in losses to us. Of the amount outstanding, $297 million consists of loans and $25 million are securities ($319 million and $30 million, respectively, at December 31, 2021). All of the Corporation’s direct exposure outstanding at September 30, 2022 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. At September 30, 2022, 74% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Bayamón. For additional discussion of the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities, refer to Note 21 – Commitments and Contingencies.

In addition, at September 30, 2022, the Corporation had $256 million in loans insured or securities issued by Puerto Rico governmental entities, but for which the principal source of repayment is non-governmental ($275 million at December 31, 2021). These included $214 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA”), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2021 - $232 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had, at September 30, 2022, $42 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default, and upon the satisfaction of certain other conditions (December 31, 2021 - $43 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, a moratorium on such obligations has not been imposed as of the date hereof.

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

As of September 30, 2022, BPPR had $17.5 billion in deposits from the Commonwealth, its instrumentalities, and municipalities. The rate at which public deposit balances may decline is uncertain and difficult to predict. The amount and timing of any such reduction is likely to be impacted by, for example, the speed at which COVID-19 pandemic and hurricane recovery federal assistance is distributed and the financial condition, liquidity and cash management practices of such entities, as well as on the ability of BPPR to maintain these customer relationships.

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

At September 30, 2022, the Corporation had approximately $29 million in direct exposure to USVI government entities (December 31, 2021 - $70 million). The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

British Virgin Islands

The Corporation has operations in the British Virgin Islands (“BVI”), which has been negatively affected by the COVID-19 pandemic, particularly as a reduction in the tourism activity which accounts for a significant portion of its economy. Although the Corporation has no significant exposure to a single borrower in the BVI, at September 30, 2022 it has a loan portfolio amounting to approximately $216 million comprised of various retail and commercial clients, compared to a loan portfolio of $221 million at December 31, 2021.

U.S. Government

As further detailed in Notes 6 and 7 to the Consolidated Financial Statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $1.5 billion of residential mortgages, $47 million of SBA loans under the Paycheck Protection Program (“PPP”) and $71 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at September 30, 2022 (compared to $1.6 billion, $353 million and $67 million, respectively, at December 31, 2021).

Non-Performing Assets

Non-performing assets (“NPAs”) include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 16.

During the third quarter of 2022, the Corporation showed stable credit quality trends with low levels of NCOs and decreasing NPLs. We continue to closely monitor changes in the macroeconomic environment and on borrower performance, given inflationary pressures and geopolitical uncertainty. However, management continues to believe that the improvement over recent years in the risk profile of the Corporation’s loan portfolios positions Popular to operate successfully under the current environment. The impact of Hurricanes Fiona and Ian is still being evaluated but given Fiona’s limited impact in the markets that Popular does business and low levels of assistance requests received to date, the effect on credit risk should not be significant.

Total NPAs decreased by $86 million at September 30, 2022 when compared with December 31, 2021. Total non-performing loans held-in-portfolio (“NPLs”) decreased by $95 million at September 30, 2022 from December 31, 2021. BPPR’s NPLs decreased by $104 million at September 30, 2022, mainly driven by lower mortgage NPLs by $81 million, due to the combined effects of collection efforts, increased foreclosure activity and the on-going low levels of early delinquency compared with pre-pandemic trends, coupled with a $33 million decrease in the commercial NPLs. Popular U.S. NPLs increased by $10 million at September 30, 2022 solely due to an $11 million commercial borrower within the healthcare industry that was placed in non-accrual status during the quarter due to financial distress. At September 30, 2022, the ratio of NPLs to total loans held-in-portfolio was 1.4% compared to 1.9% in December 31, 2021. Other real estate owned loans (“OREOs”) increased by $8 million at September 30, 2022, mainly due to the end of the COVID-19 related foreclosure moratorium period.

At September 30, 2022, NPLs secured by real estate amounted to $317 million in the Puerto Rico operations and $38 million in Popular U.S. These figures were $428 million and $31 million, respectively, at December 31, 2021.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”) amounted to $9.8 billion at September 30, 2022, of which $3.1 billion was secured with owner occupied properties, compared with $8.4 billion and $1.8 billion, respectively, at December 31, 2021. During the first quarter of 2022, the Corporation reclassified $0.9 billion of loans from the Commercial Real Estate (“CRE”) Non-Owner-Occupied category to the CRE Owner-Occupied category. The selected loans are primarily to skilled and assisted living nursing homes where the majority of the revenues, which are the basis for the repayment of the loans, are generated from medical and related operational activities. These loans meet the type of business and source requirements as defined in the regulatory guidance allowing this classification. CRE NPLs amounted to $61 million at September 30, 2022, compared with $77 million at December 31, 2021. The CRE NPL ratios for the BPPR and Popular U.S. segments were 1.06% and 0.22%, respectively, at September 30, 2022, compared with 1.95% and 0.04%, respectively, at December 31, 2021.

In addition to the NPLs included in Table 16, at September 30, 2022, there were $376 million of performing loans, mainly commercial loans, which in management’s opinion, were currently subject to potential future classification as non-performing (December 31, 2021 - $214 million).

For the quarter ended September 30, 2022, total inflows of NPLs held-in-portfolio, excluding consumer loans, increased by approximately $3 million, when compared to the inflows for the same period in 2021. Inflows of NPLs held-in-portfolio at the BPPR segment decreased by $11 million compared to the same period in 2021, mostly driven by lower mortgage inflows by $9 million, in part offset by lower commercial inflows by $2 million. Inflows of NPLs held-in-portfolio at the Popular U.S. increased by $14 million when compared to the same period in 2021, driven by the abovementioned commercial healthcare NPL.

Table 16 - Non-Performing Assets
	September 30, 2022				December 31, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category
Commercial	$87,448	$16,428	$103,876	0.7%	$120,047	$5,532	$125,579	0.9%
Construction	-	-	-	-	485	-	485	0.1
Leasing	5,697	-	5,697	0.4	3,102	-	3,102	0.2
Mortgage	252,773	21,533	274,306	3.8	333,887	21,969	355,856	4.8
Auto	34,432	-	34,432	1.0	23,085	-	23,085	0.7
Consumer	29,865	5,243	35,108	1.2	33,683	6,087	39,770	1.5
Total non-performing loans held-in-portfolio	410,215	43,204	453,419	1.4%	514,289	33,588	547,877	1.9%
Other real estate owned (“OREO”)	92,836	403	93,239		83,618	1,459	85,077
Total non-performing assets[1]	$503,051	$43,607	$546,658		$597,907	$35,047	$632,954
Accruing loans past due 90 days or more[2]	$339,891	$612	$340,503		$480,649	$118	$480,767
Ratios:
Non-performing assets to total assets	0.86%	0.36%	0.77%		0.93%	0.32%	0.84%
Non-performing loans held-in-portfolio to loans held-in-portfolio	1.84	0.47	1.44		2.46	0.40	1.87
Allowance for credit losses to loans held-in-portfolio	2.65	1.21	2.23		2.85	1.21	2.38
Allowance for credit losses to non-performing loans, excluding held-for-sale	144.05	259.61	155.07		115.53	301.31	126.92
HIP = “held-in-portfolio”
[1] There were no non-performing loans held-for-sale as of September 30, 2022 and December 31, 2021.

[2] It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. The balance of these loans includes $9 million at September 30, 2022, related to the rebooking of loans previously pooled into GNMA securities, in which the Corporation had a buy-back option as further described below (December 31, 2021 - $13 million). Under the GNMA program, issuers such as BPPR have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to repurchases option are required to be reflected (rebooked) on the financial statements of BPPR with an offsetting liability. These balances include $198 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of September 30, 2022 (December 31, 2021 - $304 million). Furthermore, the Corporation has approximately $42 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2021 - $50 million).

Table 17 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended September 30, 2022			For the nine months ended September 30, 2022
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$381,163	$27,638	$408,801	$454,419	$27,501	$481,920
Plus:
New non-performing loans	35,258	19,704	54,962	117,909	38,621	156,530
Advances on existing non-performing loans	-	67	67	-	2,817	2,817
Less:
Non-performing loans transferred to OREO	(5,956)	-	(5,956)	(30,893)	(85)	(30,978)
Non-performing loans charged-off	(5,223)	(48)	(5,271)	(7,192)	(337)	(7,529)
Loans returned to accrual status / loan collections	(65,021)	(9,400)	(74,421)	(194,022)	(30,556)	(224,578)
Ending balance NPLs	$340,221	$37,961	$378,182	$340,221	$37,961	$378,182

Table 18 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended September 30, 2021			For the nine months ended September 30, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$603,233	$21,185	$624,418	$639,932	$28,412	$668,344
Plus:
New non-performing loans	46,060	5,701	51,761	195,270	36,202	231,472
Advances on existing non-performing loans	-	12	12	-	35	35
Less:
Non-performing loans transferred to OREO	(11,053)	-	(11,053)	(26,307)	-	(26,307)
Non-performing loans charged-off	(9,640)	-	(9,640)	(33,185)	(1,500)	(34,685)
Loans returned to accrual status / loan collections	(75,774)	(9,623)	(85,397)	(222,884)	(37,101)	(259,985)
Loans transferred to held-for-sale	-	-	-	-	(8,773)	(8,773)
Ending balance NPLs	$552,826	$17,275	$570,101	$552,826	$17,275	$570,101

Table 19 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended September 30, 2022			For the nine months ended September 30, 2022
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$96,493	$7,446	$103,939	$120,047	$5,532	$125,579
Plus:
New non-performing loans	5,913	14,965	20,878	13,706	25,289	38,995
Advances on existing non-performing loans	-	12	12	-	2,518	2,518
Less:
Non-performing loans transferred to OREO	(352)	-	(352)	(4,318)	-	(4,318)
Non-performing loans charged-off	(4,534)	(48)	(4,582)	(5,741)	(210)	(5,951)
Loans returned to accrual status / loan collections	(10,072)	(5,947)	(16,019)	(36,246)	(16,701)	(52,947)
Ending balance NPLs	$87,448	$16,428	$103,876	$87,448	$16,428	$103,876

Table 20 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended September 30, 2021			For the nine months ended September 30, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$217,703	$7,862	$225,565	$204,092	$5,988	$210,080
Plus:
New non-performing loans	7,454	1,039	8,493	54,835	10,302	65,137
Advances on existing non-performing loans	-	10	10	-	17	17
Less:
Non-performing loans transferred to OREO	(2,069)	-	(2,069)	(8,265)	-	(8,265)
Non-performing loans charged-off	(8,617)	-	(8,617)	(12,523)	(976)	(13,499)
Loans returned to accrual status / loan collections	(31,077)	(6,124)	(37,201)	(54,745)	(10,771)	(65,516)
Loans transferred to held-for-sale	-	-	-	-	(1,773)	(1,773)
Ending balance NPLs	$183,394	$2,787	$186,181	$183,394	$2,787	$186,181

Table 21 - Activity in Non-Performing Construction Loans Held-in-Portfolio

	For the quarter ended September 30, 2022			For the nine months ended September 30, 2022
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$-	$-	$-	$485	$-	$485
Less:
Loans returned to accrual status / loan collections	-	-	-	(485)	-	(485)
Ending balance NPLs	$-	$-	$-	$-	$-	$-

Table 22 - Activity in Non-Performing Construction Loans Held-in-Portfolio

	For the quarter ended September 30, 2021			For the nine months ended September 30, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$14,877	$-	$14,877	$21,497	$7,560	$29,057
Plus:
New non-performing loans	-	-	-	-	12,141	12,141
Less:
Non-performing loans charged-off	-	-	-	(6,620)	(523)	(7,143)
Loans returned to accrual status / loan collections	-	-	-	-	(12,178)	(12,178)
Loans transferred to held-for-sale	-	-	-	-	(7,000)	(7,000)
Ending balance NPLs	$14,877	$-	$14,877	$14,877	$-	$14,877

Table 23 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the quarter ended September 30, 2022			For the nine months ended September 30, 2022
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$284,670	$20,192	$304,862	$333,887	$21,969	$355,856
Plus:
New non-performing loans	29,345	4,739	34,084	104,203	13,332	117,535
Advances on existing non-performing loans	-	55	55	-	299	299
Less:
Non-performing loans transferred to OREO	(5,604)	-	(5,604)	(26,575)	(85)	(26,660)
Non-performing loans charged-off	(689)	-	(689)	(1,451)	(127)	(1,578)
Loans returned to accrual status / loan collections	(54,949)	(3,453)	(58,402)	(157,291)	(13,855)	(171,146)
Ending balance NPLs	$252,773	$21,533	$274,306	$252,773	$21,533	$274,306

Table 24 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the quarter ended September 30, 2021			For the nine months ended September 30, 2021
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$370,653	$13,323	$383,976	$414,343	$14,864	$429,207
Plus:
New non-performing loans	38,606	4,662	43,268	140,435	13,759	154,194
Advances on existing non-performing loans	-	2	2	-	18	18
Less:
Non-performing loans transferred to OREO	(8,984)	-	(8,984)	(18,042)	-	(18,042)
Non-performing loans charged-off	(1,023)	-	(1,023)	(14,042)	(1)	(14,043)
Loans returned to accrual status / loan collections	(44,697)	(3,499)	(48,196)	(168,139)	(14,152)	(182,291)
Ending balance NPLs	$354,555	$14,488	$369,043	$354,555	$14,488	$369,043

Loan Delinquencies

Another key measure used to evaluate and monitor the Corporation’s asset quality is loan delinquencies. Loans delinquent 30 days or more, as a percentage of their related portfolio category at September 30, 2022 and December 31, 2021, are presented below.

Table 25 - Loan Delinquencies

(Dollars in thousands)	September 30, 2022			December 31, 2021
	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans
Commercial	$144,836	$15,366,859	0.94%	$161,251	$13,732,701	1.17%
Construction	1,087	816,290	0.13	485	716,220	0.07
Leasing	22,924	1,538,504	1.49	14,379	1,381,319	1.04
Mortgage [1]	936,088	7,311,713	12.80	1,141,082	7,427,196	15.36
Consumer	212,139	6,489,822	3.27	173,896	5,983,121	2.91
Loans held-for-sale	-	8,065	-	-	59,168	-
Total	$1,317,074	$31,531,253	4.18%	$1,491,093	$29,299,725	5.09%

[1] Loans delinquent 30 days or more includes $0.5 billion of residential mortgage loans insured by FHA or guaranteed by the VA as of September 30, 2022 (December 31, 2021 - $0.6 billion). Refer to Note 8 to the Consolidated Financial Statements for additional information of guaranteed loans.

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

At September 30, 2022, the allowance for credit losses amounted to $703 million, an increase of $8 million, when compared with December 31, 2021. The ACL incorporated updated macroeconomic scenarios for Puerto Rico and the United States. Given that any one economic outlook is inherently uncertain, the Corporation uses multiple scenarios to estimate its ACL. The baseline scenario continues to be assigned the highest probability, followed by the pessimistic scenario. The Corporation evaluates, at least on an annual basis, the assumptions tied to the CECL accounting framework. These include the reasonable and supportable period as well as the reversion window. This quarter, as part of its evaluation procedures, the Corporation decided to extend the reversion window from 1 year to 3 years. The extension in the reversion period results in a better representation of historical movements for key macroeconomic variables that impact the ACL. This change in assumptions contributed to a reduction of $11 million in the ACL. The reasonable and supportable period assumptions remained unchanged.

The baseline scenario assumes an annualized 2022 GDP growth of 3.1% and 1.6% for Puerto Rico and United States, respectively, compared to 2.8% for both regions in the previous quarter. The improvement in P.R.’s GDP was mainly due to updated fiscal assumptions, which include the potential impact of the Inflation Reduction Act. As for the U.S., the reduction in GDP growth was driven by updated data for the second quarter of 2022, which reflected two consecutive quarters of GDP decline. 2023 annualized GDP growth for P.R. and U.S. is of 2.2% and 1.5%, respectively, compared to 2.7% for both regions in the previous quarter. The reduction in 2023 is in part due to tight monetary policy, weaker job growth and persistent inflation. The 2022 average unemployment rate remained largely consistent QoQ forecasted at 6.6% and 3.6% for Puerto Rico and United States, respectively, compared to 6.9% and 3.5%, respectively, in the previous forecast. For 2023 the forecasted average unemployment rate for P.R. and U.S. is 7.8% and 3.9%, slightly higher than previous quarter’s 7.6% and 3.4% for P.R. and U.S., respectively.

The ACL for BPPR was essentially flat, decreasing by $3 million to $591 million at September 30, 2022, when compared to December 31, 2021. The ACL for Popular U.S. increased by $11 million at September 30, 2022, when compared to December 31, 2021, mainly driven by an $8 million reserve recorded for the abovementioned commercial healthcare NPL.

The provision for credit losses for the quarter ended September 30, 2022, amounted to $39.5 million, compared to a net benefit of $58.6 million in the same period in the prior year. The third quarter of 2021 included reductions in reserves due to improvements in the macroeconomic scenarios. Refer to Note 9 – Allowance for credit losses – loans held-in-portfolio, and to the Provision for Credit Losses section of this MD&A for additional information.

Table 26 - Allowance for Credit Losses - Loan Portfolios
September 30, 2022
(Dollars in thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Total ACL	$229,857	$6,199	$138,534	$19,814	$308,692	$703,096
Total loans held-in-portfolio	15,366,859	816,290	7,311,713	1,538,504	6,489,822	31,523,188
ACL to loans held-in-portfolio	1.50%	0.76%	1.89%	1.29%	4.76%	2.23%
Total non-performing loans held-in-portfolio	$103,876	$-	$274,306	$5,697	$69,540	$453,419
ACL to non-performing loans held-in-portfolio	221.28%	N.M.	50.50%	347.80%	443.91%	155.07%
N.M. - Not meaningful.

Table 27 - Allowance for Credit Losses - Loan Portfolios
December 31, 2021
(Dollars in thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Total ACL	$215,805	$6,363	$154,478	$17,578	$301,142	$695,366
Total loans held-in-portfolio	13,732,701	716,220	7,427,196	1,381,319	5,983,121	29,240,557
ACL to loans held-in-portfolio	1.57%	0.89%	2.08%	1.27%	5.03%	2.38%
Total non-performing loans held-in-portfolio	$125,579	$485	$355,856	$3,102	$62,855	$547,877
ACL to non-performing loans held-in-portfolio	171.85%	N.M.	43.41%	566.67%	479.11%	126.92%
N.M. - Not meaningful.

Annualized net charge-offs (recoveries)

The following tables present annualized net charge-offs (recoveries) to average loans held-in-portfolio (“HIP”) by loan category for the quarters and nine months ended September 30, 2022 and 2021.

Table 28 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio

	Quarters ended
	September 30, 2022			September 30, 2021
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	(0.06)%	(0.03)%	(0.05)%	0.23%	(0.03)%	0.12%
Construction	―	―	―	(6.82)	―	(1.05)
Mortgage	(0.14)	(0.01)	(0.12)	(0.13)	(0.02)	(0.11)
Leasing	0.36	―	0.36	0.09	―	0.09
Consumer	1.34	0.47	1.30	0.64	―	0.62
Total annualized net charge-offs (recoveries) to average loans held-in-portfolio	0.34%	(0.01)%	0.24%	0.18%	(0.03)%	0.12%

	Nine months ended
	September 30, 2022			September 30, 2021
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	(0.15)%	(0.02)%	(0.09)%	(0.12)%	(0.02)%	(0.08)%
Construction	(0.67)	(0.24)	(0.33)	3.01	0.02	0.51
Mortgage	(0.21)	―	(0.18)	0.14	(0.06)	0.11
Leasing	0.14	―	0.14	0.09	―	0.09
Consumer	1.06	0.44	1.03	0.56	1.41	0.60
Total annualized net charge-offs (recoveries) to average loans held-in-portfolio	0.18%	(0.02)%	0.13%	0.17%	0.02%	0.13%

NCOs for the quarter ended September 30, 2022 amounted to $18.2 million, an unfavorable variance by $9.4 million when compared to the same period in 2021. The BPPR segment increased by $9.1 million mainly driven by higher consumer NCOs by $11.4 million. The consumer NCOs increase was mainly related to post-pandemic normalization, as NCOs continue at historical low levels. The PB segment NCOs remained essentially flat. The low level of NCOs was due to the effect of a favorable economic environment and continued borrower performance, as reflected in the ongoing low level of delinquencies and NPLs when compared to pre-pandemic trends.

Troubled Debt Restructurings

The Corporation’s troubled debt restructurings (“TDRs”) loans amounted to $1.6 billion at September 30, 2022, decreasing by $16 million, from December 31, 2021. A total of $725 million of these TDRs are related to guaranteed loans, which are in accruing status. TDRs in the BPPR segment amounted to $1.6 billion, a decrease of $16 million, mainly related to decreases of $11 million and $3 million in the consumer and mortgage TDRs, respectively. The Popular U.S. segment TDRs remained flat at $14 million from December 31, 2021. TDRs in accruing status increased by $20 million from December 31, 2021, while non-accruing TDRs decreased by $35 million, mostly related to mortgage TDRs.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Furthermore, if the policies, controls, and procedures of one of the Corporation’s third-party service providers do not prevent it from violating applicable laws and regulations in transactions in which it engages, such violations could adversely affect its ability to provide services to us.

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

• we may be exposed to heightened business risks as a result of the extension until 2035 of BPPR’s exclusivity with Evertec in connection with its merchant acquiring business, as well as the extension until 2030 of BPPR’s commitment with respect to the ATH Network, in light of the pace of technology changes and competition in the payments industry; and

• Evertec’s strategy and investments after the closing of the Evertec Transaction may be refocused away from Popular towards other strategic initiatives.

Any of the foregoing risks and uncertainties could have a material adverse effect on our earnings, cash flows, financial condition, and/or stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not have any unregistered sales of equity securities during the quarter ended September 30, 2022.

Issuer Purchases of Equity Securities

The following table sets forth the details of purchases of Common Stock by the Corporation during the quarter ended September 30, 2022:

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
July 1 - July 31	1,585,558	$76.02	1,582,922	$100,000,000
August 1 - August 31	2,339,565	79.00	2,339,241	231,000,000
September 1 - September 30	-	-	-	-
Total	3,925,123	$77.79	3,922,163	331,000,000

[1] Includes 2,636 and 324 shares of the Corporation’s common stock acquired by the Corporation during July 2022 and August 2022, respectively, in connection with the satisfaction of tax withholding obligations on vested awards of restricted stock or restricted stock units granted to directors and certain employees under the Corporation’s Omnibus Incentive Plan. The acquired shares of common stock were added back to treasury stock.

[2] As part of its capital plan, in January 2022, the Corporation announced plans to repurchase $500 million in shares (the “$500 Million Share Repurchase Program”). On February 28, 2022, the Corporation entered into an accelerated share repurchase transaction of $400 million with respect to its common stock, which was completed on July 12, 2022. Upon the final settlement, the Corporation received 1,582,922 shares of common stock.

On August 24, 2022, the Corporation entered into an accelerated share repurchase program for the repurchase of an aggregate of $231 million of Popular’s common stock (the “$231 Million ASR”). As part of this transaction, on August 26, 2022, the Corporation received an initial share delivery of 2,339,241 shares of common stock. The final settlement of the ASR is expected to occur no later than the fourth quarter of 2022. Refer to Note 18 to the Consolidated Financial Statements for additional information.

[3] During the month of July 2022, $100 million remained available for repurchase under the $500 Million Share Repurchase Program. See note (2) above.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No	Exhibit Description
22.1	Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22.1 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101. INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline Document.
101.SCH	Inline Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	The cover page of Popular, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments)(1)

(1) Included herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: November 9, 2022	By: /s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President &
Chief Financial Officer

Date: November 9, 2022	By: /s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller