Form 10-K
period 2022-12-31
POPULAR, INC.
filed 2023-03-01
CIK 763901

1
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-K
[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934
For the Fiscal Year Ended
December 31, 2022
Or
[ ]

Transition report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934
Commission File Number:

001-34084
POPULAR, INC.
Incorporated in the Commonwealth of
Puerto Rico
IRS Employer Identification No.
66-0667416
Principal Executive Offices
209 Muñoz Rivera Avenue
Hato Rey
,
Puerto Rico
00918
Telephone Number: (
787
)
765-9800

Securities registered pursuant to Section 12(b)

of the Act:
Title of each class Trading Symbol(s) Name of each exchange on which registered
Common Stock ($0.01 par value)
BPOP
The Nasdaq Global Select Stock Market
6.125% Cumulative Monthly Income Trust Preferred
Securities
BPOPM
The Nasdaq Global Select Stock Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g)

OF THE ACT:

None
Indicate by check mark if the registrant is a well-known

seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes

X No

.
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

.
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

control over

financial reporting

under Section

404(b) of

the Sarbanes-Oxley Act

(15 U.S.C.

7262(b)) by

the registered

public
accounting firm that prepared or issued its audit

report. [
X
]
If securities are registered

pursuant to Section 12(b)

of the Act, indicate

by check mark whether

the financial statements of

the registrant
included in the filing reflect the correction of an

error to previously issued financial statements.

☐
Indicate

by

check

mark

whether any

of

those

error

corrections

are

restatements

that

required

a

recovery

analysis

of

incentive-based
compensation received by any of the registrant’s executive

officers during the relevant recovery period pursuant to

§240.10D-1(b).

☐
Indicate by check mark whether the registrant is a

shell company (as defined in Rule 12b-2 of the

Act). Yes

No
X

As of June 30, 2022, the aggregate market

value of the Common Stock held by non-affiliates of

Popular, Inc. was approximately $
5.8
billion based upon the reported closing price of $76.93

on the Nasdaq Global Select Market on that

date.

As of February 24, 2023, there were
71,867,263

shares of Popular, Inc.’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Popular,

Inc.’s definitive proxy

statement relating to the

2023 Annual Meeting

of Stockholders of Popular,

Inc. (the “Proxy
Statement”) are incorporated herein by reference in response to Items 10 through

14 of Part III. The Proxy Statement will be

filed with
the Securities and Exchange Commission (the “SEC”)

on or about March 29, 2023.

Forward-Looking Statements
This

Form

10-K contains

“forward-looking statements”

within the

meaning

of

the

U.S. Private

Securities Litigation

Reform Act

of
1995,

including,

without

limitation,

statements

about

Popular,

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
●

the

rate

of

growth

or

decline

in

the

economy

and

employment

levels,

as

well

as

general

business

and

economic
conditions

in

the

geographic

areas

we

serve

and,

in

particular,

in

the

Commonwealth

of

Puerto

Rico

(the
“Commonwealth” or “Puerto Rico”), where a significant

portion of our business is concentrated
●

adverse

economic conditions,

including high

levels

of

and

ongoing increases

in

inflation

rates,

that

adversely

affect
housing prices, the job market, consumer confidence

and spending habits which may affect in turn, among

other things,
our level of non-performing assets, charge-offs and provision expense;
●

changes in interest rates and market liquidity,

which may reduce interest margins, impact funding sources, reduce loan originations,

affect our

ability to

originate and

distribute financial

products in

the primary

and secondary

markets and
impact the value of our investment portfolio and

our ability to return capital to our shareholders;
●

the impact of the current fiscal and economic challenges of Puerto Rico and the measures taken and to be taken by the
Puerto

Rico

Government

and

the

Federally-appointed

oversight

board

on

the

economy,

our

customers

and

our
business;
●

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
●

the

amount of

Puerto Rico

public sector

deposits held

at

the Corporation,

whose future

balances are

uncertain and
difficult

to

predict

and

may

be

impacted

by

factors

such

as

the

amount

of

Federal

funds

received

by

the

P.R.
Government in connection with the COVID-19 pandemic and hurricane recovery assistance and the rate of expenditure of

such

funds,

as

well

as

the

financial

condition,

liquidity

and

cash

management

practices

of

the

Puerto

Rico
Government and its instrumentalities;
●

unforeseen

or

catastrophic

events,

including

extreme

weather

events,

including

hurricanes,

other

natural

disasters,
man-made disasters,

acts of

violence or

war or

pandemics, epidemics

and other

health-related crises,

including any
resurgence of COVID-19, or the fear of any

such event occurring, any of which could cause adverse consequences for our business, including, but not limited to, disruptions

in our operations;
●

our

ability

to

achieve

the

expected

benefits

from

our

transformation

initiative,

including

our

ability

to

achieve

our
targeted sustainable return on tangible common equity

of 14% by the end of 2025;

●

risks related to Popular’s acquisition of certain information technology and related assets formerly used by Evertec, Inc.
to

service certain

of Banco

Popular de

Puerto Rico’s

key channels,

as well

as the

entry into

amended and

restated
commercial

agreements

(the

“Evertec

Business

Acquisition

Transaction”),

including

Popular’s

ability

to

successfully
transition and integrate the assets

acquired as part of the

Evertec Business Acquisition Transaction, as

well as related
operations,

employees

and

third

party

contractors;

unexpected

costs,

including,

without

limitation,

costs

due

to
exposure to any unrecorded liabilities or issues not identified during due diligence investigation of the Evertec Business
Acquisition Transaction or

that are not

subject to indemnification or

reimbursement by Evertec, Inc.;

and business and
other risks arising from the extension of Popular’s

current commercial agreements with Evertec,

Inc.;
●

the fiscal and monetary policies of the federal government

and its agencies;
●

changes

in

federal

bank

regulatory

and

supervisory

policies,

including

required

levels

of

capital

and

the

impact

of
proposed capital standards on our capital ratios;
●

additional Federal Deposit Insurance Corporation (“FDIC”)

assessments;
●

regulatory approvals

that may

be necessary

to undertake

certain actions

or consummate

strategic transactions,

such
as acquisitions and dispositions;
●

the

relative strength

or

weakness

of

the

consumer and

commercial credit

sectors

and

of

the

real

estate markets

in
Puerto Rico and the other markets in which

our borrowers are located;
●

the performance of the stock and bond markets;
●

competition in the financial services industry;
●

possible legislative, tax or regulatory changes;
●

a failure

in or

breach of

our operational

or security

systems or

infrastructure or

those of

Evertec, Inc.,

our provider

of
core financial

transaction processing and

information technology services,

or of

third parties

providing services

to us,
including

as

a

result

of

cyberattacks, e-fraud,

denial-of-services and

computer intrusion,

that

might result

in,

among
other

things,

loss

or

breach

of

customer

data,

disruption

of

services,

reputational

damage

or

additional

costs

to
Popular;
●

changes in market rates and prices which may

adversely impact the value of financial assets

and liabilities;
●

potential judgments,

claims, damages,

penalties, fines,

enforcement actions

and

reputational damage

resulting from
pending

or

future

litigation

and

regulatory

or

government

investigations

or

actions,

including

as

a

result

of

our
participation in and execution of government programs

related to the COVID-19 pandemic;
●

changes in accounting standards, rules and interpretations;
●

our ability to grow our core businesses;
●

decisions to downsize, sell or close branches or business

units or otherwise change our business mix;

and
●

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

TABLE OF CONTENTS
PART I Page
Item 1 Business 7
Item 1A Risk Factors 23
Item 1B Unresolved Staff Comments 37
Item 2 Properties 37
Item 3 Legal Proceedings 37
Item 4 Mine Safety Disclosures 37
PART II
Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities
38
Item 6 [Reserved] 40
Item 7
Management’s Discussion and Analysis of Financial Condition

and Results of
Operations
40
Item 7A
Quantitative and Qualitative Disclosures About Market

Risk
40
Item 8 Financial Statements and Supplementary Data 41
Item 9
Changes in and Disagreements with Accountants

on Accounting and Financial
Disclosure
41
Item 9A Controls and Procedures 41
Item 9B Other Information 41
Item 9C
Disclosure Regarding Foreign Jurisdictions that Prevent

Inspections
41
PART III
Item 10 Directors, Executive Officers and Corporate Governance 41
Item 11 Executive Compensation 42
Item 12
Security Ownership of Certain Beneficial Owners

and Management and
Related Stockholder Matters
42
Item 13
Certain Relationships and Related Transactions, and Director

Independence
42
Item 14 Principal Accountant Fees and Services 42
PART IV
Item 15 Exhibits and Financial Statement Schedules 42
Item 16 Form 10-K Summary 43

PART I POPULAR, INC.
ITEM 1. BUSINESS

General

Popular

is

a diversified,

publicly-owned financial

holding company,

registered under

the Bank

Holding Company

Act

of

1956, as
amended (the “BHC Act”), and subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the
“Federal Reserve Board”). Popular was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest
financial institution

based in Puerto

Rico, with

consolidated assets of

$67.6 billion, total

deposits of

$61.2 billion

and stockholders’
equity of $4.1 billion at

December 31, 2022. At December 31,

2022, we ranked among the

50 largest U.S. bank holding companies
based on total assets according to information gathered

and disclosed by the Federal Reserve Board.
We operate in two principal markets:
●

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
●

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
●

BPPR

also

conducts

banking

operations

in

the

U.S.

Virgin

Islands,

the

British

Virgin

Islands

and

New

York.

In

addition

to
BPPR’s commercial

banking operations

in New

York

that include

direct loan

origination and

participating loans

originated by
PB,

BPPR

offers

or

holds

financial

products

on

a

National

scale

in

the

U.S.

market,

including

personal

loans

previously
originated

under

the

E-Loan

brand,

purchased

personal

loans

originated

by

third

parties,

issuing

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

and Analysis of

Financial Condition and Results

of Operations section

(“MD&A”) and Note

37 to the
Consolidated Financial Statements included in this Form

10-K.
Transformation Initiative:
The

Corporation

launched

a

significant,

multi-year,

broad-based

technological

and

business

process

transformation

during

the
second half of 2022.

The needs and expectations of our clients, as well

as the competitive landscape, have evolved, compelling us
to make important investments in our technological infrastructure and adopt more agile practices. We believe these investments will
result in an enhanced digital experience for our clients, as well as better technology and more efficient processes for our employees, and make us a more efficient and

profitable company, allowing us to

achieve a 14% return on tangible common equity target by

the
end of 2025.

Our technology and business transformation

will be a significant

priority for the Corporation over

the next three years
and beyond. Refer to the Overview section

of Management’s Discussion and Analysis included in

this Form 10-K for information on
this transformation initiative and other recent significant

events that have impacted or will impact

our current and future operations.
Lending Activities
We concentrate our lending activities in the following areas:

(1) Commercial.

Commercial loans are comprised of (i) commercial and industrial (“C&I”) loans and leases to commercial customers for

use

in

normal

business

operations

and

to

finance

working

capital

needs,

equipment

purchases

or

other

projects,

and

(ii)
commercial real

estate (“CRE”) loans

(excluding construction loans)

for income-producing real

estate properties as

well as

owner-
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

banking companies with a
wider

geographic

base.

Our

asset

and

revenue

composition

by

geographical

area

is

presented

in

“Financial

Information

about
Geographic Areas” below and in Note 37 to the Consolidated

Financial Statements included in this Form 10-K.
Our loan portfolio is diversified by loan category.

However, approximately 57% of our loan portfolio at December 31, 2022 consisted of real estate-related

loans, including residential

mortgage loans, construction

loans and commercial

loans secured by

commercial
real estate. The table below presents the distribution

of our loan portfolio by loan category at

December 31, 2022.
Loan category
(Dollars in millions) BPPR % PB % POPULAR %
C&I $3,796 17 $2,043 21 $5,839 18
CRE 4,627 20 5,273 55 9,900 31
Construction 147 1 611 7 758 2
Leasing 1,586 7 - - 1,586 5
Consumer 6,281 28 317 3 6,598 21
Mortgage 6,110 27 1,287 14 7,397 23
Total $22,547 100 $9,531 100 $32,078 100
Except for

the Corporation’s

exposure to

the Puerto

Rico Government

sector,

no individual

or single

group of

related accounts

is
considered material

in relation

to our

total assets

or deposits,

or in

relation to

our overall

business.

For a

discussion of

our loan
portfolio, our

deposits portfolio

and our

exposure to

the Government

of Puerto

Rico, see

“Financial Condition

– Loans”,

“Financial
Condition

–

Deposits”

and

“Credit

Risk

–

Geographical and

Government

Risk” in

the

MD&A

and

to

Note

24

-

Commitment and
Contingencies to the Consolidated Financial Statements

included in this

Form 10-K.
Credit

Administration

and

Credit

Policies

Interest

from our

loan portfolios

is our

principal source

of revenue.

Whenever we

make loans,

we expose

ourselves

to
credit

risk.

Credit

risk

is

controlled

and

monitored

through

active

asset

quality

management,

including

the

use

of

lending
standards,

thorough

review

of

potential

borrowers

and through

active

asset quality

administration.
Business

activities

that

expose

us to

credit

risk are

managed

within

the

Board

of Director’s

Risk Management policy,
and the Credit Risk Tolerance

Limits policy,

which establishe

s

limits

that

consider

factors

such

as maintainin

g

a prudent

balance
of risk-taking

across

diversified

risk types

and business

units,

compliance

with regulator

y

guidance,

and

controlling

the

exposure
to lower

credit

quality

assets.
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

identificatio

n

and

quantificatio

n

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
borrower,

an analysis

of financial

information

contained

in

a

credit

approval

package,

a

risk

rating

determination

and

reports
from

credit

agencies

and appraisal

s

for

real

estate-related

loans when applicable

.

The credit

policies

also

set

forth

the

required
closing

documentation

depending

on the

loan

and the

collateral

type.
Although

we originat

e

most

of our

loans

internally

in both

the

Puerto

Rico

and mainlan

d

United

States

markets,

we
occasionally

purchase

or

participate

in

loans

originated

by

other

financial

institutions.

When

we

purchase

or

participate

in
loans

originated

by

others,

we

conduct

the

same

underwriting

analysis

of

the borrower

s

and apply

the

same

criteria

as we do
for

loans

originated

by us. This also

includes

a review

of the

applicable

legal

documentation.

Refer

to

the

Credit

Risk

section

of

the

MD&A

included

in

this

Form

10-K

for

information

related

to

management
committees and divisions with responsibilities for establishing policies and monitoring the Corporation’s credit risk.
Loan

extensions

,

renewals

and restructurings
Loans with

satisfactory

credit

profiles

can be

extended,

renewed

or restructured

.

Many commercia

l

loan facilities

are
structured

as lines

of credit, which

are mainly

one year

in term

and therefore

are required

to be renewed

annually.

Other

facilities
may be restructure

d

or extended

from time

to time based

upon changes

in the

borrower’s

business

needs,

use

of

funds,

timing
of

completion

of

projects

and

other

factors.

If

the

borrower

is

not

deemed

to

have

financial

difficulties

,

extensions,

renewals
and restructuring

s

are done

in the

normal

course

of busines

s

and the

loans

continue

to be recorde

d

as performing.
We

evaluate

various

factors

to

determine

if

a

borrower

is

experiencing

financial

difficulties.

Indicators

that

the
borrower

is

experiencing

financial difficultie

s

include,

for example:

(i)

the borrower

is currently

in default on

any of its debt

or it is
probable tha

t

the borrower

would be

in payment

default on

any of

its debt

in th

e

foreseeable

future

without

the modificatio

n;

(ii)

the

borrower

has declare

d

or is in

the

process

of declarin

g

bankruptcy;

(iii)

there

is significan

t

doubt

as to

whether

the

borrower
will

continue

to

be

a

going

concern;

(iv)

the

borrower

has

securities

that

have

been

delisted,

are

in

the

process

of

being
delisted,

or

are

under threa

t

of bein

g

delisted

from

an exchange

;

(v) based

on estimate

s

and projection

s

that

only

encompass
the

current

business

capabilities

,

the

borrower

forecasts

that

its

entity-specifi

c

cash

flows

will

be

insufficien

t

to

service

the
debt

(both

interest

and

principal)

in

accordance

with

the

contractual

terms

of

the

existing

agreement

through

maturity;

and
(vi)

absent

the

current

modification,

the

borrower

cannot

obtain

funds

from

sources

other

than

the

existing

creditors

at

an
effective

interest

rate

equal to the current market

interest

rate for similar

debt for a non-trouble

d

debtor.
We

have

specialized

workout

officers

who

handle

the majority

of

commercial

loans

that

are

past

due

90

days

and
over,

borrowers

experiencing

financial

difficulties

,

and loans

that

are considere

d

problem

loans

based

on their

risk profile

.

As a

general

policy,

we

do

not

advance

additional

money

to

borrowers

who

have

loans

that

are

90

days

past

due

or

over.

In
commercial

and

construction

loans,

certain

exceptions

may

be approve

d

under

certain

circumstances,

including

(i) when

past
due

status

is administrativ

e

in nature,

such

as expiration

of a loan

facility

before

the

new documentatio

n

is executed,

and not as
a result

of paymen

t

or credit

issues;

(ii) to

improve

our collateral

position

or

otherwise

maximize

recovery

or

mitigate

potential
future

losses;

and

(iii)

with

respect

to

certain

entities

that,

although

related

through

common

ownership

,

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

law, discusse

d

in detail

below,

business
activities

that

expose the

Corporation to

credit

risk

are managed

within

guidelines described

in the

Credit

Risk Tolerance

Limits
policy.

Limits are defined for

loss and credit

performance metrics, portfolio composition and

concentration, and industry and

name-
level, which
monitors

lending

concentration

to

a

single

borrower

or

a

group

of

related

borrowers,

including

specific

lending
limits

based

on industr

y

or other

criteria,

such

as a percentage

of the

banks’

capital.
Refer to Note 2 and Note 9 to the Consolidated Financial Statements included in this Form 10-K, for additional information
on troubled debt restructuring (“TDRs”).
Competition
The

financial

services

industry

in

which

we

operate

is

highly

competitive.

In

Puerto

Rico,

our

primary

market,

the
banking

business

is

highly

competitive

with

respect

to

originatin

g

loans,

acquiring

deposits

and

providing

other

banking
services.

Most

of

our

direct

competitio

n

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

in th

e

local

financial

industry

that

are

not subje

ct

to

the

same

regulatory
restrictions

as domestic

banks

and bank holdin

g

companies.

Those

competitors

include

brokerage

firms,

mortgage

companies,
insurance

companies,

automobile

and

equipment

finance

companies,

local

and

federal

credit

unions

(locally

known

as
“cooperativas”

),

credit car

d

companies,

consumer

finance

companies,

institutional

lenders

and other

financial

and non-financia

l
institutions

and

entities.

Credit

unions

generally

provide

basic

consumer

financial

services.

These

competitors

collectively
represent a significant

portion of the

market and have

a lower cost structure

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

for

services

or

the

rates

charged

on

loans,

increasing

the

interest

rates

offered

on
deposits

or offering

more flexible

terms. Increased

competition

could require

that we

increase

the rates

offered

on deposits

and
lower the rates

charged on loans,

which could adversely

affect our profitability.
Economic

factors,

along

with

legislative

and

technological

changes,

have

an

ongoing

impact

on

the

competitive
environment

within

the financia

l

services

industry.

We work

to anticipat

e

and adap

t

to dynamic

competitive

conditions

whether
through developing

and marketing

innovative

products

and services,

adopting

or developin

g

new technologie

s

that

differentiat

e
our product

s

and

services

,

cross-marketing

,

or

providing

personalized

banking

services.

We

strive

to

distinguish

ourselves
from

other

banks

and

financial

services

providers

in our

marketplace

by providin

g

a high

level

of service

to enhance

customer
loyalty

and to attrac

t

and retain

business.

However,

we can

provide

no assuranc

e

as

to

the

effectivenes

s

of

these

effort

s

on
our

future

busines

s

or

results

of

operations

,

and

as

to

our

continue

d

ability

to

anticipat

e

and

adapt

to

changing

conditions,

and

to

sufficientl

y

improve

our

services

and/or

banking

products,

in

order

to

successfully

compete

in

our

primary
service

areas.
Human Capital Management
Attracting, developing, and retaining top

talent in an environment that

promotes wellness, inclusion, learning, and transparency

is a
fundamental pillar of our long-term strategy.

As of December 31, 2022, Popular

employed approximately 8,900 employees, none of
whom are represented by a collective bargaining group
.

Employee Well-Being & Safety
We are

cognizant that

our journey

to become

a better

organization is

dependent on

fostering our

employees’ health

and financial
wellbeing. The health and wellness of our employees are the foundation of our ability to support our customers and the communities we serve. The

Corporation offers our employees

a comprehensive benefits package, including,

but not limited to,

health insurance,
paid time off,

and wellness initiatives. Our full

and part-time employees have access

to affordable healthcare with Popular

covering
up

to

90%

of

the

premium. Additionally,

the

Corporation promotes

employee

health

by

encouraging annual

physical

exams and
maintaining

a

Health

and

Wellness

Center

at

its

Puerto

Rico-based

corporate

offices

staffed

with

healthcare

providers,

where
employees and eligible dependents can complete their physical exam,

receive acute care or visit a nutritionist or psychologist free of charge. The

Health and

Wellness Center

received more

than 18,600

in-person and

virtual visits

from employees

during 2022

and
acted as a key component to effectively manage the

challenges imposed by the COVID-19 pandemic.
The

Corporation

also

provides

targeted

benefits

aimed

at

promoting

work-life

balance.

For

example,

the

Corporation’s

time

off
program includes

community service

leave, paid

parental leave

(including for

childbirth, adoption,

and bonding

time)

and flexible
work arrangements. In

addition, the Corporation

implemented a hybrid

work model, for

which 49%

of our

population is eligible.

To
support

our

employees’

emotional

well-being

during

the

pandemic,

we

have

continued

enhancing

our

Well-Being

Academy

by
adapting our Employee Assistance Program to offer virtual mental health sessions geared at managing work and life challenges.

In
addition,

the

Corporation

offers

physical

fitness

events

and

breaks,

as

well

as

employee

workshops

on

personal

financial
management.

Popular also

offers a

401(k) savings and

investment plan. Popular

matches $0.50 for

every dollar the

employee contributes to

the
401(k) plan, up to 8%

of their salary.

Moreover, the organization offers

a profit-sharing plan, which depends on the

achievement of
certain

predetermined

financial

goals,

through

which

employees

may

receive

up

to

8%

of

eligible

compensation

(capped

at
$70,000), partially

in cash

and partially

as a

401(k) contribution.

Furthermore, since

2017 we

have invested

in our

compensation
strategy,

introducing a

job leveling

framework, adjusting

salaries to

better compete

with the

market, offering

merit increases,

and
raising our base salary to $13

per hour in Puerto Rico, $15

per hour in the Virgin Islands,

$17 per hour in Florida, and $20

per hour
in New York

and New Jersey.

During January 2023, there

was an additional

increase to $15

per hour for

Puerto Rico and

$16 per
hour in the Virgin Islands.
Talent Development
Popular strives

to develop

the skills

of its

employees and

leaders to

sustain the

Corporation’s competitive

advantage. Employees
are subject to

mandatory trainings in

connection with regulatory compliance

matters and other

key topics throughout

the year.

Our
40,000 square

foot Development

Center in

San Juan,

Puerto Rico

offers training

sessions, activities,

and workshops

year-round.
During

2022,

the

Corporation

continued

offering

virtual

training

after

effectively

transitioning

most

sessions

provided

in

the
Development Center to a virtual setting to continue impacting employee growth despite the pandemic. More than 300 sessions were delivered,

with

around

6,500

participating

employees.

Our

English

Program

helps

employees

whose

first

language

is

Spanish
strengthen

their

English

language

skills

and

feel

confident

speaking,

reading,

and

writing

in

business

or

personal

settings.
Additionally, the

English Placement Test

revealed that in 2022

the number of

intermediate learners increased from 4%

to 17% and
advanced learners

from 45%

to 53%,

compared to

2021.

Popular also

continues to

promote the

use of

LinkedIn Learning,

which
features over 16,000 on-demand e-learning courses

available anytime and anywhere, to strengthen

and advance the Corporation’s
development

strategies

for

all

its

employees.The

organization’s

strong

training

and

development

framework

has

contributed

to
internal growth opportunities for our employees. As

a result, the Corporation’s internal mobility

rate in 2022 was 33%. This

included
employees who applied or were selected for

vacancies, were promoted, or had lateral movements.

Popular received

the BAI

Innovation in

Learning &

Development Award for

being a

Talent

Lab &

Skills Accelerator.

This year,

we
performed an internal talent

and skills inventory of

83% of employees to

reveal underutilized skills and

education. The organization
invested in

the development

of 126

practitioners who

went through

Accelerated Development

Programs focused

on data

science
and analytics, process excellence and program management,

among other topics.
Recognizing that leadership development is crucial to driving results, keeping employees engaged, and achieving the Corporation’s strategic

goals, Popular

has

implemented programs

aimed

at

strengthening and

developing leadership

skills

and

effective

talent
management. As part of the Corporation’s Executive Leadership Development strategy, readiness courses are offered to employees
in topics such as change management, conscious inclusion, leading hybrid teams, and better conversations focused on the return to office scenarios.

Our

organizational

development

strategy

is

aimed

at

creating

organizational

and

leadership

effectiveness,

while

advancing
organizational readiness

to succeed

based on

our future

needs. There

were more

than 80

organizational development

and team
interventions

and

exercises

facilitated

during

2022,

spanning

the

areas

of

change

management,

team

alignment

and

leader
effectiveness.
Diversity, Equity, and Inclusion
At Popular,

we value our

differences and strive

to improve the

workplace experience for

all. As of

December 31, 2022, 65%

of the
Corporation’s employees

were female,

while 35%

were male.

Women accounted

for 64%

of first

and mid-level

management and
33%

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

of underrepresented

communities in

the workplace,

as well

as the

utilization of

suppliers owned,

controlled, or
operated by

women or

diverse racial

or ethnic

groups. In

addition, this

strategy seeks

to prepare

the Corporation’s

employees to
recognize and value the differences of those we

serve.

We are

committed to

fair pay

and conduct

analyses on

such matter

on an

annual basis.

The 2022

company-wide market

salary
adjustments resulted

in an

overall improvement

to our

gender gap

of +1.5

percentage points,

compared to

the end

of 2021.

Our
gender

pay

gap

continues

to

narrow

improving

3.1

percentage

points

over

the

last

five

years.

Additionally,

for

the

second
consecutive year (2022-2023), Popular was honored to

be included in the Bloomberg Gender Equality

Index (GEI).
The Corporation has

also expressed public

support for

movements advocating for

equality such as

Pride Month.

In 2021,

Popular
established its first Employee Resource Group (ERG) for

our LGBTQ+ employees to better serve the interests of

the community and
create awareness

and engagement

among employees.

During 2022, this

group was composed

of 245

members and

performed 6
activities

within

the

organization

and

community.

Furthermore,

during

2022

the

following

two

additional

ERGs

were

launched:
Women’s

and

Functional

Diversity.

Popular

also

supports

victims

of

gender-based

violence

and

has

a

Gender

and

Domestic
Violence Policy, which grants a paid 15-day leave due to gender or domestic violence, stalking and sexual harassment.
Employee Experience

Popular aims to

provide an excellent
employee experience that

inspires its employees to

provide customers and

communities with
the best

service. To

understand its

employees’ experience, the

Corporation conducts

anonymous pulse

and engagement

surveys
(including the

Great Place

to

Work survey)

as well

as

an exit

survey to

identify areas

of

opportunity and

set

and monitor

action
plans.

The

2022

employee satisfaction

scores

increased 2

points from

2020

and

5

points

since

2016.

We

seek

to

continuously
measure and improve the employee experience with aims to increase employee productivity while contributing to enhance customer satisfaction and improve business results.
The

Corporation

capitalizes

on

an

interactive

dashboard

that

encompasses

data

surrounding

different

people-related

topics

to
support

the

people

strategy,

data-driven

decision-making

and

environmental,

social

and

governance

(“ESG”)

monitoring.

The
dashboard provides

senior management

with visibility

over people

metrics such

as workforce

demographics, hiring,

turnover,

and
Diversity, Equity, and Inclusion.

As of year-end 2022, our turnover rate was 10.8%, improving 1.9 percentage points since 2021. Additionally, voluntary turnover rate was 8.8%, improving 2.3 percentage points since 2021.Throughout 2022, the Corporation saw a stabilization in turnover, which

had
been

increasing

for

the

past

seven

quarters.

The

dashboard

metrics,

such

as

turnover,

help

shape

our

attraction

and

retention
strategy.
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
acquisition

and

development,

workforce

engagement,

succession

planning,

culture,

diversity,

equity

(including

pay

equity)

and
inclusion, among other human capital topics.
We

encourage

you

to

review

our

Corporate

Sustainability

Report

published

on

www.popular.com

for

more

detailed

information
regarding the

Corporation’s

human

capital

management

programs

and

initiatives.

The

information on

the

Corporation’s

website,
including

the

Corporation’s

Corporate

Sustainability

Report,

is

not,

and

will

not

be

deemed

to

be,

a

part

of

this

Form

10-K

or
incorporated into any of the Corporation’s filings with

the SEC
.
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
General
Popular and

PNA are

bank holding

companies subject

to consolidated

supervision and

regulation by

the Federal

Reserve Board
under

the

Bank

Holding

Company

Act

of

1956

(as

amended,

the

“BHC

Act”).

BPPR

and

PB

are

subject

to

supervision

and
examination by applicable

federal and state

banking agencies including,

in the

case of BPPR,

the Federal Reserve

Board and the
Office of

the Commissioner

of Financial

Institutions of

Puerto Rico

(the “Office

of the

Commissioner”), and, in

the case

of PB,

the
Federal

Reserve

Board

and

the

New

York

State

Department

of

Financial

Services

(the

“NYSDFS”).

Popular’s

broker-dealer

/
investment adviser

subsidiary,

Popular Securities,

LLC (“PS”)

and investment

advisor subsidiary

Popular Asset

Management LLC
(“PAM”)

are subject

to

regulation by

the SEC,

the Financial

Industry

Regulatory Authority

(“FINRA”), and

the Securities

Investor
Protection Corporation, among others. Other of our non-bank subsidiaries conduct reinsurance and insurance producer and agency
activities, which are

subject to other

federal, state and

Puerto Rico laws

and regulations as

well as licensing

and regulation by

the
Puerto Rico Office of the Commissioner of Insurance and,

for one insurance agency subsidiary, the NYSDFS.
Enhanced Prudential Standards
Under

the

Dodd-Frank

Wall

Street

Reform

and

Consumer

Protection

Act

(the

“Dodd-Frank

Act”),

as

modified

by

the
Economic

Growth,

Regulatory

Relief,

and

Consumer

Protection

Act

and

the

federal

banking

regulators’

2019

“Tailoring

Rules,”
banking

organizations are

categorized based

on status

as

a U.S.

G-SIB,

size

and four

other risk-based

indicators. Among

bank
holding companies with $100

billion or more in

total consolidated assets, the

most stringent standards apply

to U.S. G-SIBs,

which
are subject to Category I standards and the

least stringent standards apply to Category IV organizations, which have between $100 billion and $250 billion in total consolidated assets and less than $75 billion in all four other risk-based indicators and which are also
not U.S. G-SIBs. Bank holding companies with total consolidated assets of $50 billion or more are subject to risk committee and risk management requirements. As of December 31, 2022, Popular

had total consolidated assets of $67.6 billion.
Transactions with Affiliates
BPPR and

PB are

subject to

restrictions that

limit the

amount of

extensions of

credit and

certain other

“covered transactions”

(as
defined in Section

23A of the

Federal Reserve Act)

between BPPR or PB,

on the one

hand, and Popular,

PNA or any

of our other
non-banking subsidiaries, on the other hand,

and that impose collateralization requirements on

such credit extensions. A bank

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
As of December 31, 2022, Popular,

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

basis.
On October 18,

2022, the FDIC finalized

a rule that

would increase initial

base deposit insurance assessment

rates by 2
basis

points,

beginning

with

the

first

quarterly

assessment

period

of

2023.

The

FDIC,

as

required

under

the

Federal

Deposit
Insurance

Act

(“FDIA”),

established

a

plan

in

September

2020

to

restore

the

DIF

reserve

ratio

to

meet

or

exceed

the

statutory
minimum of

1.35 percent

within eight

years. The

increased assessment

is intended

to improve

the likelihood

that the

DIF reserve
ratio would reach the required minimum by the

statutory deadline of September 30, 2028.
As

of

December

31,

2022,

we

had

a

DIF

average

total

asset

less

average

tangible

equity

assessment

base

of
approximately $65 billion.
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

of these minimum risk-
weighted

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

capital to risk-
weighted assets of at least 10.5%.
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

2010. As

of December

31, 2022,
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
In

December 2017,

the Basel

Committee published

standards that

it

described as

the finalization

of the

Basel III

post-
crisis regulatory

reforms. Among other

things, these

standards revise

the Basel

Committee’s standardized approach

for credit

risk
(including

by

recalibrating

risk

weights

and

introducing

new

capital

requirements

for

certain

“unconditionally

cancellable
commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. The

Basel framework

contemplates that

these standards

will generally be

effective on

January 1,

2023, with

an aggregate

output floor
phasing in through January 1, 2028. The federal

bank regulators have not yet proposed rules implementing these standards. Under the

current

U.S.

capital

rules,

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

CECL

on

regulatory

capital

until

January

2022

and

subsequently

to

phase

in

the
effects through January 2025. Under the rule, during 2020 and

2021, the adjustment to CET1 capital reflects the change in retained earnings upon

adoption of CECL

at January

1, 2020, plus

25% of the

increase in

the allowance for

credit losses since

January 1,
2020.
Refer to the Consolidated Financial Statements in this Form 10-K., Note 21 and Table 9 of

Management’s Discussion and
Analysis for the capital ratios of Popular, BPPR and PB under Basel III. Refer to the Consolidated Financial Statements in this Form
10-K Note 3 for more information regarding CECL.

Prompt Corrective Action
The

FDIA

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
Significantly

undercapitalized

depository

institutions

may

be

subject

to

a

number

of

requirements

and

restrictions,

including orders to

sell sufficient voting

stock to become

adequately capitalized, requirements to

reduce total assets

and cessation
of receipt

of deposits

from correspondent

banks. Critically

undercapitalized depository

institutions are

subject to

appointment of

a
receiver or conservator.
The capital-based prompt

corrective action provisions

of the FDIA

apply to

the FDIC-insured depository

institutions such
as

BPPR

and

PB,

but

they

are

not

directly

applicable

to

holding

companies

such

as

Popular

and

PNA,

which

control

such
institutions. As of December 31, 2022,

both BPPR and PB were well capitalized.
Restrictions on Dividends and Repurchases
The

principal

sources

of

funding

for

Popular

and

PNA

have

included

dividends

received

from

their

banking

and

non-
banking subsidiaries, asset sales

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

considering those

years’ dividend

activity,

less any

required transfers to

surplus or

to a

fund for

the retirement

of any
preferred stock. During the year

ended December 31, 2022, BPPR declared

cash dividends of $450 million,

a portion of which was
used by

Popular for

the payments

of the

cash dividends

on its

outstanding common

stock and

$231 million

in accelerated

stock
repurchases.

At

December

31,

2022,

BPPR

needed

to

obtain

prior

approval

of

the

Federal

Reserve

Board

before

declaring

a
dividend in excess of $53 million due to its declared

dividend activity and transfers to statutory reserves over the three year’s ended
December 31, 2022. In

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

institution subsidiaries or that

may undermine the bank

holding company’s ability to

be a source

of strength to
its

banking subsidiaries.

Federal Reserve

policy

also

provides that

a

bank

holding company

should

inform

the

Federal

Reserve
reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is

being paid or
that could result in a material adverse change

to the bank holding company’s capital structure.

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
laws

of the

Commonwealth of

Puerto Rico

are subject

to

a withholding

tax

of 10%

instead of

the 30%

applied to

other “foreign”
corporations. Accordingly, dividends from current or accumulated earnings and profits paid by PNA to Popular, Inc. sourced from the
U.S. operations of PB are subject to a 10%

tax withholding.
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
subsidiaries

must

be

well capitalized

(as described

above)

and

well managed

and

(ii)

it

must

file a

declaration with

the Federal
Reserve Board that it elects to be a “financial holding

company.” As noted above, a bank

holding company electing to be a financial
holding company must itself be and remain

well capitalized and well managed. The Federal Reserve Board’s regulations applicable
to bank holding companies separately define

“well capitalized” for bank holding companies,

such as Popular,

to require maintaining
a tier 1 capital

ratio of at least

6% and a total capital

ratio of at least 10%.

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
The “Volcker

Rule” adopted

as part

of the

Dodd-Frank Act

restricts the

ability of

Popular and

its subsidiaries,

including
BPPR and PB as

well as non-banking subsidiaries, to

sponsor or invest in

“covered funds,” including private funds,

or to engage in
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
The

Anti-Money

Laundering

Act

of

2020

(“AMLA”),

which

amended

the

Bank

Secrecy

Act

(the

“BSA”),

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
Federal regulators

regularly examine BSA/Anti-Money

Laundering and sanctions

compliance to

enhance their

adequacy
and effectiveness, and the frequency and extent of such examinations and related remedial actions have been

increasing.
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

institutions. In May 2022, the

Office of
the Comptroller

of the

Currency (“OCC”),

the Federal

Reserve Board,

and the

FDIC jointly

issued a

proposed rule

to

modernize
federal banking

agencies’ CRA

regulations. The

proposed rule

would adjust

CRA evaluations

based on

bank size

and type,

with
many of the proposed changes applying only to banks

with over $2 billion in assets and several applying

only to banks with over $10
billion in assets,

such as Popular.

The effects on

Popular of any

potential change to the

CRA rules will

depend on the final

form of
any Federal Reserve rulemaking.
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

maintain

risk

management

processes

that

are

designed

to

address

the

risk

posed

by

compromised

customer
credentials. A

financial institution’s

management is

expected to

maintain sufficient

business continuity

planning processes

for the
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
State and foreign regulators

have also been increasingly active

in implementing privacy and cybersecurity

standards and
regulations. Several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these

programs, including data encryption requirements. In New York,

the NYSDFS
requires

financial

institutions

regulated

by

the

NYSDFS,

including

PB,

to,

among

other

things,

(i)

establish

and

maintain

a
cybersecurity program designed

to enhance the

confidentiality, integrity

and availability of

their information systems;

(ii) implement
and maintain a written

cyber security policy setting forth

policies and procedures for the

protection of their information systems

and
nonpublic information; and (iii) designate a Chief

Information Security Officer.
In

March

2022,

the

SEC

proposed

new

rules

that

would

require

registrants,

such

as

Popular,

to

(i)

report

material
cybersecurity incidents on

Form 8-K,

(ii) include updated

disclosure in Forms

10-K and

10-Q of

previously disclosed cybersecurity
incidents,

and

disclose

previously

undisclosed,

individually

immaterial

incidents

when

a

determination

is

made

that

they

have
become material on an aggregated basis, (iii) disclose cybersecurity policies and procedures and governance practices, including at the board and management levels, in Form 10-K

and (iv) disclose the board of directors’

cybersecurity expertise.
Many states and foreign

governments have also recently implemented or

modified their data breach notification

and data
privacy

requirements. The

California Consumer

Privacy Act

(“CCPA”)

imposes privacy

compliance obligations

with regard

to

the
collection,

use

and

disclosure of

personal

information of

California residents,

and the

November 2020

amendment to

the

CCPA
creates the California Privacy Protection Agency, a watchdog privacy agency, and further expands the scope of businesses covered by the law

and certain rights relating

to personal information. The

substantive obligations under the

2020 amendment to the

CCPA
became effective

on January

1, 2023.

In European

Union, the

General Data

Protection Regulation heightens

privacy compliance
obligations

and

imposes

strict

standards

for

reporting

data

breaches.

We

expect

this

trend

to

continue

and

are

continually
monitoring developments in the jurisdictions in which

we operate.
See

“Puerto

Rico

Regulation”

below

for

a

description

of

legislations

and

regulations

on

information

privacy

and
cybersecurity in Puerto Rico.
Climate-Related Financial Risks

State

and

federal

banking

regulators

have

become

increasingly

focused

on

matters

regarding climate

change

and

its
associated risks.

In 2021, the

OCC proposed principles to

provide for a framework

for the management of

climate-related risks for
financial institutions and in 2022, the FDIC, the Federal Reserve Board and the NYSDFS each proposed principles or guidance with respect to

the management

of climate-related

risks for

financial institutions. Additionally,

in 2022,

the SEC

proposed rule

changes
that

would

require

registrants,

such

as

Popular,

to

disclose

information

about

climate-related

risks

and

certain

climate-related
financial statement metrics.
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
The

Federal

Reserve

Board,

OCC

and

FDIC

have

issued

comprehensive

final

guidance

on

incentive

compensation
policies intended to discourage excessive risk-taking in

the incentive compensation policies of banking organizations in order to not

undermine

the

safety

and

soundness

of

such

organizations.

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
The Dodd-Frank Act requires the U.S. financial regulators, including the Federal Reserve Board, the other federal banking agencies

and

the

SEC,

to

adopt

rules

prohibiting

incentive-based

payment

arrangements that

encourage

inappropriate

risks

by
providing excessive

compensation or

that could

lead to

a material

financial loss

at specified

regulated entities

having at

least $1
billion in total

assets (including Popular,

PNA, BPPR and

PB). The U.S.

financial regulators proposed revised

rules in 2016,

which
have not been finalized.
In October

2022, the SEC

adopted a final

rule requiring securities

exchanges to adopt

rules mandating, in

the case of

a
restatement, the

recovery or

“clawback” of

excess incentive-based

compensation paid

to current

or former

executive officers

and
requiring listed

issuers to

disclose any

recovery analysis where

recovery is

triggered by

a restatement.

The excess

compensation
would be based

on the amount

the executive officer

would have received

had the incentive-based

compensation been determined
using the

restated financials. The

final rule

requires the securities

exchanges to propose

conforming listing standards

by February
26,

2023

and

requires

the

standards

to

become

effective

no

later

than

November

28,

2023.

Each

listed

issuer,

which

includes
Popular as a

listed issuer on

the Nasdaq Stock

Market, would then

be required to

adopt a clawback

policy within 60

days after

its
exchange’s

listing standard

has

become

effective.

Popular

will

work

to

implement these

new

requirements

as

the

rule

becomes
effective.
Regulation of Broker-Dealers
Our subsidiary,

PS, is a

registered broker-dealer with the

SEC and subject to

regulation and examination by

the SEC as
well

as

FINRA

and

other

self-regulatory

organizations.

These

regulations

cover

a

broad

range

of

issues,

including

capital
requirements;

sales

and

trading

practices;

use

of

client

funds

and

securities;

the

conduct

of

directors,

officers

and

employees;
record-keeping and recording;

supervisory procedures to

prevent improper trading

on material

non-public information; qualification
and

licensing

of

sales

personnel;

and

limitations

on

the

extension

of

credit

in

securities

transactions.

In

addition

to

federal
registration, state securities

commissions require the

registration of certain

broker-dealers. PS is

registered with 35

U.S. state and
territory securities commissions.
Regulation of Reinsurers, Insurance Producers and

Agents
Popular’s subsidiaries that are engaged in

insurance agency and producer activities are

subject to regulatory supervision
by the Puerto

Rico Office of

the Commissioner of Insurance

and to insurance laws

and regulations requiring licensing

of insurance
producers and

agents. Popular’s

reinsurance subsidiaries

are subject

to

licensure and

regulatory supervision

by the

Puerto Rico
Office of the Commissioner of Insurance and

to insurance laws and regulations requiring, among

other things, minimum capital and
solvency standards, financial reporting, restrictions on

the amount of dividends payable, record

keeping and examinations.
Puerto Rico Regulation
As

a

commercial

bank

organized

under

the

laws

of

Puerto

Rico,

BPPR

is

subject

to

supervision,

examination

and
regulation by the Office of the Commissioner of Financial Institutions, pursuant to the Puerto Rico Banking Act of 1933, as amended
(the “Banking Law”).
Section 27

of the

Banking Law

requires that

at

least ten

percent (10%)

of the

yearly net

income of

BPPR be

credited
annually to a reserve

fund. The apportionment must be

done every year until the

reserve fund is equal to

the total of paid-in

capital
on common and preferred stock. During 2022, $76.9

million was transferred to the statutory reserve

account.
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
Commissioner

may

exempt

said

branch

or

branches

from

the

reserve

requirements

of

Section

16.

Pursuant

to

an

order

of

the
Federal

Reserve

Board

dated

November

24,

1982,

BPPR

has

been

exempted

from

the

reserve

requirements

of

the

Federal
Reserve

System

with

respect

to

deposits

payable

in

Puerto

Rico.

Accordingly,

BPPR

is

subject

to

the

reserve

requirement
prescribed by the Banking Law. During 2022, BPPR was in compliance with the statutory reserve requirement.
Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an
aggregate amount of

fifteen percent (15%)

of the paid-in

capital and reserve fund

of the bank.

As of December

31, 2022, the

legal
lending limit

for BPPR

under this

provision was

approximately $334

million. In

the case

of loans

which are

secured by

collateral
worth at

least 25% more

than the amount

of the

loan, the

maximum aggregate amount

of such secured

loans is

increased to

one
third of

the paid-in capital

of the bank,

plus its reserve

fund. In no

event may the

total of unsecured

and secured loans

to any one
person, firm, partnership or corporation exceed an aggregate amount of 33 1/3% of the paid-in capital and reserve fund of the bank.
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

2022,

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
With

respect to

information privacy,

Puerto

Rico

law

requires businesses

to

implement information

security

controls to
protect

consumers’

personal

information

from

breaches,

as

well

as

to

provide

notice

of

any

breach

to

affected

customers.

In
addition, as

noted above

in “Regulation

of

Reinsurers, Insurance

Producers and

Agents”, Popular’s

reinsurance subsidiaries

are
subject to

licensure and regulatory

supervision by the

Puerto Rico Office

of the

Commissioner of Insurance

and to insurance

laws
and regulations.
Available Information
We maintain an

Internet website at www.popular.com.

Via the “Investor

Relations” link at our

website, our annual reports
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
We have

adopted a

written code

of ethics

that applies

to all

directors, officers

and employees

of Popular,

including our
principal executive officer

and senior financial

officers, in accordance

with Section 406

of the Sarbanes-Oxley

Act of 2002

and the
rules

of

the

SEC

promulgated

thereunder.

Our

Code

of

Ethics

is

available

on

our

corporate

website,

www.popular.com,

in

the
section entitled “Corporate Governance.” In the event that we make changes to, or provide waivers from, the provisions of this Code of Ethics that

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
All

website

addresses

given

in

this

document

are

for

information

only

and

are

not

intended

to

be

active

links

or

to
incorporate any website information into this Form

10-K.
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

may

also

materially
adversely affect our business, financial condition, liquidity, results of operations or capital position.
ECONOMIC AND MARKET RISKS
Weakness in

the economy,

particularly in

Puerto Rico,

where a

significant portion

of our

business is

concentrated, has
adversely impacted us in the past and may adversely

impact us in the future.
We have been, and will continue to be, impacted by global and local economic and market conditions, including weakness
in

the

economy,

disruptions

and

volatility

in

the

financial

markets,

inflation,

changing

monetary

and

fiscal

policies,

geopolitical
conflicts, consumer and changes

in business sentiment and

unemployment. A significant portion of

our business is concentrated in
Puerto Rico, which

accounted for approximately 79% of

our assets and 84%

of our deposits

as of December 31,

2022 and 82%

of
our

revenues

for

the

year

ended

December

31,

2022.

As

a

result,

our

financial

condition

and

results

of

operations

are

highly
dependent

on

the

general

trends

of

the

Puerto

Rico

economy

and

other

conditions

affecting

Puerto

Rico

consumers

and
businesses. The

concentration of

our operations

in Puerto

Rico exposes

us to

greater risks

than other

banking companies

with a
wider geographic base.
Puerto Rico

has faced significant

economic and fiscal

challenges in the

past, including a

severe recession that

began in
2007 and

persisted for

over a

decade and

an acute

fiscal crisis

that led

the Puerto

Rico government

to file

for a

form

of federal
bankruptcy protection

in 2017.

Puerto Rico’s

fiscal and

economic challenges

have in

the past

adversely affected

our customers,
resulting

in

higher

delinquencies,

charge-offs

and

increased

losses

for

us.

While

Puerto

Rico’s

economy

has

been

gradually
recovering

and

the

Puerto

Rico

government

has

recently

emerged from

bankruptcy,

Puerto

Rico

still

faces

economic

and

fiscal
challenges and could face additional economic or fiscal challenges in the future, including as a result of weakness or volatility in

the
global economy

and financial

markets. A

weakening of

the Puerto

Rico economy

or other

adverse economic

conditions affecting
Puerto Rico

consumers and

businesses could

result in

decreased demand

for our

products or

services, deterioration

in the

credit
quality

of

our

customers,

higher delinquencies,

charge-offs

or

increased losses,

all

of

which

could adversely

affect

our

financial
condition and results of operations.
We are also exposed to risks related to the state of the local economies of the other markets in which we do business, such as New
York

and Florida,

and to

the state

of the

global and

U.S. economy

and financial

markets. Global

financial markets

have recently
experienced periods of

extraordinary disruption and volatility,

exacerbated by the

COVID-19 pandemic, the war

in Ukraine, supply-
chain disruptions, high levels of, and rapid increases in, inflation,

and increasing and high interest rates. Inflationary pressures have increased certain

of our

expenses (including

our personnel

expenses) and

adversely affected

consumer sentiment.

Central bank
responses to inflationary pressures have led to

higher market interest rates and, in turn,

lower activity levels across U.S. and global
financial markets. These circumstances have resulted in, and could continue to result in, reductions in the value of

our investments.
If

these

conditions

persist

or

worsen,

our

results

of

operations, financial

position

and

liquidity could

be

materially

and

adversely
affected.
Changes

in

interest

rates

and

credit

spreads

can

adversely

impact

our

financial

condition,

including

our

investment
portfolio,

since

a

significant

portion

of

our

business involves

borrowing

and

lending

money,

and

investing in

financial
instruments.
Our business

and financial

performance are

impacted by

market interest

rates and

movements in

those rates.

Since a
high percentage of our assets and liabilities are interest bearing or otherwise sensitive in value to changes in interest rates, changes in interest rates, in the shape of the yield curve or in spreads between different types of rates, have had and could in the future have a material impact on our results

of operations and the values of our

assets and liabilities, including our investment portfolio.

Interest
rates are

highly sensitive

to many

factors over

which we

have no

control and

which we

may not

be able

to anticipate

adequately,
including general

economic conditions

and the

monetary and

tax policies

of various

governmental bodies,

particularly the

Federal
Reserve Board.
Increasing levels of inflation, driven

by pent-up demand and supply-chain disruptions caused

by the COVID-19 pandemic
and the war in Ukraine, led the Federal Reserve Board to execute a series of sharp benchmark interest rate increases over the past year.

While the

pace at

which inflation

is increasing

has slowed

down in

recent months,

following a

mid-2022 peak,

the Federal
Reserve Board has signaled

that it may increase

interest rates further to

continue to control and

bring down inflation. If

the interest
rates we

pay on

our deposits and

other borrowings increase

at a

faster rate than

the interest rates

we receive on

loans and

other
investments, our net interest income, and, therefore, our earnings, could be adversely affected. Higher interest rates could also lead to fewer originations of commercial and residential real

estate loans, loss of deposits, a misalignment in the

pricing of short-term and
long-term

borrowings,

less

liquidity

in

the

financial

markets

and

higher

funding

costs.

Furthermore,

higher

interest

rates

could
negatively affect

the payment

performance on

loans linked

to variable

interest rates

to the

extent borrowers

are unable

to afford
higher

interest

payments, which

could

result

in

higher

delinquencies. Additionally,

inflationary

pressure arising

from

increases in
interest rates may also affect borrowers’ financial condition and their ability to pay their debts when due. All of these outcomes could adversely affect our earnings, liquidity and capital levels.
The

rapid

rise

in

interest

rates

in

2022

resulted

in

approximately

$2.5

billion

in

unrealized

mark-to-market

losses

on
available-for-sale securities held in our investment securities portfolio. In October 2022, we transferred U.S. Treasury securities with a fair value of approximately $6.5 billion (par value of

$7.4 billion), and with accumulated unrealized losses of $873 million, from our available-for-sale portfolio to our held-to-maturity portfolio to reduce the impact of further increases in interest rates on

accumulated
other comprehensive

income and

tangible capital.

However,

if interest

rates continue

to rise

rapidly or

for a

prolonged period,

we
may accumulate significant additional mark-to-market losses

on other investment securities in

our available-for-sale portfolio, which
may adversely affect our tangible capital and impact our

ability to return capital to our stockholders.
We are

also subject

to risks

related to

the transition

away from

the London

Interbank Offered

Rate (“LIBOR”)

upon the
cessation in

the publication

of the

remaining principal

tenors of

U.S. dollar

LIBOR, which

is scheduled

for June

30, 2023. These
risks were significantly reduced following the enactment by the U.S.

Congress of the Adjustable Interest Rate (LIBOR) Act in the first quarter

of

2022,

which

provides

a

framework

for

replacing

LIBOR

with

new

benchmark

rates

based

on

the

Secured

Overnight
Financing Rate (“SOFR”)

in loans that

do not have

effective alternate interest

rate provisions. However,

there is no

assurance that
the new SOFR-based benchmarks will be similar to,

or produce the economic equivalent of, LIBOR, and the

transition to these new
benchmark rates could result in operational, systems or

other practical challenges, litigation or

other adverse consequences.
For a discussion of the Corporation’s

interest rate sensitivity, please refer

to the “Risk Management” section of the MD&A
in this Form 10-K.
Fiscal challenges facing the U.S. government could negatively impact financial markets, which in turn could have an adverse effect on our financial position or

results of operations.
In

January

2023,

the

outstanding

debt

of

the

U.S.

reached

its

statutory

limit

and

the

U.S.

Treasury

Department
commenced taking

extraordinary measures

to

prevent the

U.S. from

defaulting on

its obligations.

If Congress

does not

raise the
debt

ceiling,

the

U.S.

could

default

on

its

obligations,

including

U.S.

Treasury

securities,

which

play

an

integral

role

in

financial
markets. Many

of the

investment securities

held in

our portfolio

are issued

by the

U.S. government

and government

agencies. A
U.S.

government

debt

default,

threatened

debt

default

or

downgrade

of

the

sovereign

credit

ratings

of

the

U.S.

by

credit

rating
agencies

could

have

a

significant

adverse

impact

on

market

volatility

and

illiquidity,

lead

to

further

increases

in

interest

rates,
heighten

operational

risks

relating

to

the

clearance

and

settlement

of

transactions,

and

result

in

a

significant

deterioration

in
economic conditions in

the U.S. and

worldwide. Even if

the U.S. does

not default, continued

uncertainty relating to

the debt ceiling
could

result in

downgrades of

the U.S.

credit

rating, which

could adversely

affect

market conditions,

lead

to

further increases

in
interest rates

and borrowing

costs or

necessitate significant

operational changes

among market

participants if

the liquidity

or fair
value of U.S. Treasury and/or agency securities decreases. Further, the fair value, liquidity and credit ratings of securities issued by, or other obligations of, agencies of the U.S.

government as well as municipal bonds could be

similarly adversely affected.
BUSINESS RISKS
Negative

changes

in

the

financial

condition

of

our

clients

have

adversely

impacted

us

in

the

past

and

may

adversely
impact us in the future.

A significant portion of

our business involves lending money,

which exposes us to

credit risk and

risk of loss if

borrowers
do

not

repay

their

loans,

leases, credit

cards

or

other

credit

obligations.

The

performance of

these

credit

portfolios

significantly
affects our

financial condition

and results

of operations.

We have

in the

past been

adversely affected

by negative

changes in

the
financial condition of our clients due to weakness in

the Puerto Rico and U.S. economy. If the current economic environment were to deteriorate, more customers may have difficulty in repaying their credit obligations, which may result in higher levels of credit losses
and reserves for credit losses.
We are exposed to

increased credit risks and credit losses

to the extent our clients are

concentrated by industry segment
or type of client.
Our credit risk and credit

losses can increase to the extent

our loans are concentrated in borrowers engaged in

the same
or similar

activities or

in borrowers

who as

a group

may be

uniquely or

disproportionately affected

by certain

economic or

market
conditions. We have significant

exposure to borrowers in certain

economic sectors, such as residential

and commercial real estate,
hospitality and healthcare. Challenging economic or market conditions that affect the industries or types of clients to

which we have
significant exposure could result in higher credit

losses and adversely affect our financial condition

and results of operations.
We also

have direct

lending and

investment exposure

to Puerto

Rico government

entities, which

have faced

significant
fiscal challenges.

At December

31, 2022,

our exposure

to the

Puerto Rico

government consisted

of $374

million in

direct lending
exposure to Puerto

Rico municipalities and

$251 million in

loans insured or

securities issued by

Puerto Rico governmental

entities
but for

which the

principal source

of repayment

is non-governmental.

We also

have indirect

lending exposure

to the

Puerto Rico
government in the

form of loans

to private borrowers

who are service

providers, lessors, suppliers

or have other

relationships with
the Puerto Rico government. While the overall fiscal situation of the Puerto Rico government has improved in recent years,

including
as

result

of

the

government

and

certain

of

its

instrumentalities

having

restructured

their

debt

obligations,

some

Puerto

Rico
government entities, including certain municipalities, still face significant fiscal challenges. A deterioration in the fiscal situation of the
Puerto Rico

government and its

instrumentalities, and in

particular in the

fiscal situation

of the

Puerto Rico

municipalities to

which
we have direct lending exposure, could result in

higher credit losses and reserves for credit losses. For

a discussion of risks related
to the Corporation’s credit exposure to the Puerto Rico

and USVI governments, see the Geographic and

Government Risk section in
the MD&A section of this Form 10-K.
Deterioration in the

values of real

properties securing our commercial, mortgage

loan and construction portfolios

have in
the past resulted, and may in the future result,

in increased credit losses and harm our results

of operations.
As of

December 31,

2022, approximately

56% of

our loan

portfolio consisted

of loans

secured by

real estate

collateral
(comprised of 29% in commercial loans, 25% in residential

mortgage loans and 2% in construction loans).

The value of the collateral
securing such loans is dependent upon economic conditions in the area in which the collateral is located. Weakness in the economy of some of the

markets we serve has in

the past resulted in significant

declines in the value of

the real properties securing our loan
portfolio, leading to increased credit losses. If the value of the real estate properties securing our loan portfolio declines again in the future, we may be

required to increase our

provisions for loan losses

and allowance for loan

losses. Any such increase could

have
an adverse effect on

our financial condition and results of

operations. For more information on the credit

quality of our construction,
commercial and mortgage portfolio, see the Credit Risk

section of the MD&A included in this Form

10-K.
We

are

exposed

to

credit

risk

from

mortgage

loans

that

have

been

sold

or

are

being

serviced

subject

to

recourse
arrangements.
Popular

is

generally

at

risk

for

mortgage

loan

defaults

from

the

time

it

funds

a

loan

until

the

time

the

loan

is

sold

or
securitized into a

mortgage
-
backed security.

However, we

have retained part

of the credit

risk on sales

of mortgage loans

through
recourse

arrangements,

and

we

also

service

certain

mortgage

loan

portfolios

with

recourse.

At

December

31,

2022,

we

were
exposed to credit risk with respect to $0.6 billion in residential mortgage loans sold or serviced subject to credit recourse provisions,
consisting principally of loans associated with the Fannie Mae and

Freddie Mac programs. Pursuant to such recourse provisions,

we
are required to repurchase the loan or reimburse the third-party investor for the incurred loss in the event of a customer default. The maximum potential amount of future payments that

we would be required to make

under the recourse arrangements in the

event of
nonperformance

by

the

borrowers

is

equivalent

to

the

total

outstanding balance

of

the

residential mortgage

loans

serviced

with
recourse

and

interest,

if

applicable. In

the

event of

nonperformance by

the

borrower,

we

have rights

to

the underlying

collateral
securing the

mortgage loan.

During 2022,

we repurchased

approximately $7

million in

mortgage loans

subject to

credit recourse
provisions. As

of December

31, 2022,

our liability

established

to cover

the estimated

credit loss

exposure related

to loans

sold or
serviced with credit recourse amounted

to $7 million. We may suffer losses on these loans if the proceeds from a foreclosure sale of the property underlying

a defaulted mortgage

loan are less

than the outstanding

principal balance of

the loan plus

any uncollected
interest advanced and the costs of holding and disposing of

the related property.
Defective and repurchased
loans may harm our business and financial

condition.
In

connection

with

the

sale

and

securitization

of

mortgage

loans,

we

are

required

to

make

a

variety

of

customary
representations

and

warranties regarding

Popular

and

the

loans being

sold

or securitized.

Our

obligations with

respect to

these
representations and warranties are generally outstanding for the life of the loan, and they relate

to, among other things, compliance
with

laws

and

regulations,

underwriting

standards,

the

accuracy

of

information

in

the

loan

documents

and

loan

file

and

the
characteristics

and

enforceability of

the

loan.

A

loan

that

does

not

comply

with

the

secondary

market’s

requirements

may

take
longer to

sell, impact

our ability

to securitize

the loans

or pledge

the loans

as collateral

for borrowings,

or be

unsalable or

salable
only

at

a

significant

discount.

Moreover,

if

any

such

loan

is

sold

before

we

detect

non-compliance,

we

may

be

obligated

to
repurchase the loan and bear any associated loss directly,

or we may be obligated to indemnify the purchaser against any loss.

We
seek to

minimize repurchases and

losses from defective

loans by correcting

flaws, if possible,

and selling or

re-selling such loans.
However,

if

we

were

to

suffer

significant

losses

from

defective

and

repurchased

loans,

our

results

of

operations

and

financial
condition could be materially impacted.
If we are

unable to maintain

or grow our

deposits, we may

be subject to

paying higher funding costs

and our net

interest
income may decrease.

We must maintain adequate liquidity and funding sources

to support our operations, comply with our financial

obligations,
finance our transformation initiative, fund

planned capital distributions and meet

regulatory requirements. We rely

primarily on bank
deposits

as

a

low cost

and stable

source

of

funding

for

our

lending activities

and

the

operation of

our

business.

Therefore,

our
funding costs

are largely

dependent on

our ability

to maintain

and grow

our deposits.

As our

competitors have

raised the

interest
rates they pay on deposits, our

funding costs have increased, as we have

needed to increase the rates we pay

to our depositors to
avoid losing

deposits. We

may also

need to

rely on

more expensive

sources of

funding if

deposits decrease. Rising

interest rates
have

also

led

customers

to

move

their

funds

to

alternative

investments

that

pay

higher

interest

rates.

Furthermore,

we

have

a
significant

amount

of

deposits

from

the

Puerto

Rico

government,

its

instrumentalities

and

municipalities

($15.2

billion,

or
approximately 25% of our

total deposits, as of

December 31, 2022), and

the amount of these

deposits may fluctuate depending on
the financial

condition and

liquidity of

these entities,

as well

as

on our

ability to

maintain these

customer relationships.

If we

are
unable to

maintain or

grow our

deposits for

any

reason, we

may be

subject to

paying higher

funding costs

and

our

net interest
income may decrease.
OPERATIONAL RISKS
We

and our

third-party providers

have been,

and expect

in the

future to

continue to

be, subject

to cyber

attacks, which
could cause substantial harm and have an adverse

effect on our business and results of operations.
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

are continuous and severe. The

risk of a

security breach due to

a cyber attack could

increase in the
future as

we continue

to expand

our mobile

banking and

other internet

based product

offerings, the

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

exploitation of software zero-day

vulnerabilities that
might result

in disruption

of services

and in

the exposure

or loss

of customer

or proprietary

data. Loss

from e-fraud

occurs when
cybercriminals compromise

our systems

or the

systems of

our customers

and extract

funds from

customer’s credit

cards or

bank
accounts, including through

brute force, password

spraying and credential

stuffing attacks directed

at gaining unauthorized

access
to

individual

accounts.

Denial-of-service

attacks

intentionally

disrupt

the

ability

of

legitimate

users,

including

customers

and

employees,

to

access

networks,

websites

and

online

resources.

Computer

intrusion

attempts

either

direct

or

through

social
engineering, supply chain compromise, email, text or voice messages, including using brand impersonation (regularly referred to as
phishing, vishing and smishing), might

result in the compromise

of sensitive customer data,

such as account numbers,

credit cards
and social security numbers, and could present

significant reputational, legal and regulatory costs

to Popular if successful.
We are

the target of

phishing, smishing and vishing

attacks targeting both

our customers and

employees through brand,
email, text and

voicemail impersonation, that

have compromised the

email accounts of

certain of our

customers and employees

or
have

resulted

in

our

customers

being

deceived

into

revealing

their

sensitive

information

to

threat

actors.

There

can

be

no
assurances that there will not be further compromises of sensitive customer information in the future. Our customer-facing platforms are

also

routinely

attacked

by

threat

actors

aiming

to

gain

unauthorized

access

to

our

clients’

accounts.

Popular

has

recently
implemented certain defensive measures in response to

brute force attacks on one

of our platforms which

resulted in certain of our
customers

log-in

credentials

and

information

being

exposed.

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
expected to

remain high for

the foreseeable future

due to

the rapidly evolving

nature and sophistication

of these

threats, including
the rise in the use of cyber-attacks as geopolitical weapons. Although we are regularly targeted by unauthorized threat-actor activity,
we have not, to date, experienced any material

losses as a result of any cyber-attacks.

A material compromise or circumvention of the security of our systems could have serious negative consequences for us,
including

significant

disruption

of

our

operations

and

those

of

our

clients,

customers

and

counterparties,

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

Such mishandling, misuse

or misappropriation could include,

for
example, if such information

were provided to parties

who are not permitted

to have the

information, either by fault

of our systems,
by our employees

or counterparties, or

where such information

is intercepted or

otherwise inappropriately taken by

our employees
or third parties.
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
may continue to spread.

These factors may inhibit

our ability to provide

rapid, full and reliable

information about the cyber

attack to
our clients,

customers, counterparties and

regulators, as well

as the public.

Moreover, potential

new regulations may

require us to
disclose information about

a cybersecurity event before

it has been

resolved or fully

investigated. Furthermore, it may

not be clear
how best to contain and remediate the potential harm caused by the cyber attack, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Cyber attacks could cause interruptions in our operations and result in the incurrence

of

significant

costs,

including those

related

to

forensic analysis

and

legal counsel,

each of

which may

be

required to
ascertain the extent

of any potential

harm to our

customers, or employees, or

damage to our information

systems and any

legal or
regulatory obligations that

may result therefrom.

Any cyber incidents

could also result

in, among other

things, increased regulatory
scrutiny

and adverse

regulatory or

civil

litigation consequences.

For a

discussion of

the guidance

and rules

that federal

banking
regulators

have

released

or

proposed

regarding

cybersecurity

and

cyber

risk

management

standards,

see

“Regulation

and
Supervision” in

Part

I,

Item

1 —

Business,

included in

the

Form 10-K

for the

year

ended December

31,

2022. Any

or

all

of

the
foregoing factors could further increase the impact

of the incident and thereby the costs and consequences

of a cyber attack.

We also

rely on

third parties

for the

performance of

a significant

portion of

our information

technology functions and

the

provision of information security,

technology and business process services. As a result, a

successful compromise or circumvention
of

the security

of

the systems

of these

third-party service

providers could

have serious

negative consequences

for us,

including
misappropriation of

confidential information

of us

or that

of our

clients, customers,

counterparties or

employees, or

other negative
implications identified above with respect to a cyber-attack on our systems, which could have a material adverse effect on us. Cyber attacks at third-party service

providers are also becoming

increasingly common, and, as

a result, cybersecurity risks

relating to our
vendors have

increased. The most

important of

these third-party service

providers for us

is Evertec, and

certain risks

particular to
Evertec are

discussed under

“Operational Risks

— We

are subject

to additional

risks relating

to the

Evertec Business

Acquisition
Transaction”. During 2021, we

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
vendors

could

result

in

significant

regulatory

consequences,

reputational

damage

and

financial

loss

to

us.

The

success

of

our
business depends

in part

on the

continuing ability

of these

(and other)

third parties

to perform

these functions

and services

in a
timely

and

satisfactory

manner,

which

performance

could

be

disrupted

or

otherwise

adversely

affected

due

to

failures

or

other
information security

events originating at

the third

parties or at

the third parties’

suppliers or vendors

(so-called “fourth party

risk”).
We

may

not

be

able

to

effectively

directly

monitor

or

mitigate

fourth-party

risk,

in

particular

as

it

relates

to

the

use

of

common
suppliers

or

vendors

by

the

third

parties that

perform

functions

and

services

for

us.

For

a

discussion of

the

risks

related

to

our
dependence

on

third

parties,

including

Evertec,

see

“We

rely

on

other

companies

to

provide

key

components

of

our

business
infrastructure, including certain of our core

financial transaction processing and information technology and security services, which
exposes us to a number of operational risks that could have a material adverse effect on us” in the Operational Risks section of Item
1A in this Form 10-K.
As

cyber

threats

continue

to

evolve,

we

expect

to

expend

significant

additional

resources

to

continue

to

modify

or
enhance our

layers of

defense or

to investigate

and remediate

additional information

security vulnerabilities

or incidents.

System
enhancements and

updates also

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

software,

including
“zero-day

vulnerabilities”,

as

well

as

the

obsolescence

in

some

of

our

hardware

and

software,

may

impact

our

day-to-day
operations, the availability of our systems and

delay the deployment of technology enhancements

and innovation.

If Popular’s operational systems,

or those of

external parties on which

Popular’s businesses depend, are

unable to meet
the requirements of our

businesses and operations or bank

regulatory standards, or if they

fail, have other significant

shortcomings
or are impacted by cyber attacks, Popular could be

materially and adversely affected.
Unforeseen or

catastrophic events,

including

extreme weather

events and

other natural

disasters, man-made

disasters,
acts of violence or

war, or the

emergence of pandemics or epidemics, could

cause a disruption in our

operations or other
consequences that could have a material adverse

effect on our financial condition and results

of operations.
A

significant

portion

of

our

operations

are

located

in

the

Caribbean

and

Florida,

a

region

susceptible

to

hurricanes,
earthquakes and other

similar events. In

2017, Puerto Rico,

USVI and BVI

were severely impacted

by Hurricanes Irma

and María,
which resulted in significant disruption to our operations and adversely affected our clients in these markets, and in 2022, Hurricane
Fiona impacted the

southwest area of

Puerto Rico,

adversely affecting our

customers in

that region. Other

types of

unforeseen or
catastrophic events, including

pandemics, epidemics, man-made

disasters, or acts

of violence or

war, or

the fear that

such events
could

occur,

could

also

adversely

impact

our

operations

and

financial

results.

For

example,

in

2020,

the

COVID-19

pandemic
severely

impacted

global

health,

financial

markets,

consumer

spending

and

global

economic

conditions,

and

caused

significant
disruption

to

businesses worldwide,

including

our

business

and

those

of

our

customers, service

providers

and

suppliers.

Future
unforeseen

or

catastrophic

events,

including

the

appearance

of

new

strains

of

the

COVID-19

virus,

and

actions

taken

by
governmental

authorities and

other

third

parties in

response to

such

events,

could

again

adversely affect

our

operations, cause
economic

and

market disruption,

adversely

impact the

ability

of

borrowers to

timely

repay their

loans,

or

affect

the value

of

any

collateral held by us, any of

which could have a material adverse effect

on our business, financial condition or results

of operations.
The frequency,

severity and

impact of

future unforeseen

or catastrophic

events is

difficult to

predict. While

we maintain

insurance
against

natural

disasters

and

other

unforeseen

events,

including

coverage

for

business

interruption,

the

insurance

may

not

be
sufficient to cover all

of the damage from any such

event, and there is no insurance

against the disruption that a catastrophic event
could produce to the markets that we serve and

the potential negative impact to economic

activity.
Climate change could have a material adverse

impact on our business operations and that

of our clients and customers.
Our business and

the activities and

operations of our

clients and customers

may be disrupted

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

These transition risks may include
changes in the legal and regulatory landscape, technology, consumer sentiment and preferences, and market demands that seek to mitigate the

effects

of climate

change. Changes

in the

legal

and regulatory

landscape may

additionally increase

our compliance
costs.

These

climate

driven

changes

could

have

a

material

adverse

impact

on

asset

values

and

on

our

business

and

financial
performance and those of our clients and customers.
We

rely

on

other

companies

to

provide

key

components

of

our

business

infrastructure,

including

certain

of

our

core
financial

transaction

processing

and

information

technology

and

security

services,

which

exposes

us

to

a

number

of
operational risks that could have a material

adverse effect on us.
Third parties provide key components of our business operations, such as data processing, information security, recording
and monitoring transactions,

online banking interfaces and

services, Internet connections and

network access. The most

important
of these third-party

service providers for

us is Evertec.

Although the Evertec

Business Acquisition Transaction

narrowed the scope
of

services

which

we

are

dependent

on

Evertec to

obtain

and

released

us

from

exclusivity

restrictions

that

limited

our

ability

to
engage other third-party

providers of financial

technology services, we

are still dependent

on Evertec for

the provision of

essential
services

to

our

business,

including

certain

of

our

core

financial

transaction

processing

and

information

technology

and

security
services. As

a

result, we

are

particularly exposed

to

the operational

risks

of Evertec,

including those

relating to

a

breakdown or
failure of Evertec’s systems or internal controls environment. Over the course of our relationship with Evertec, we have experienced
interruptions

and

delays

in

key

services

provided

by

Evertec,

as

well

as

cyber

breaches,

as

a

result

of

system

breakdowns,
misconfigurations

and

instances

of

application

obsolescence,

which

have

in

certain

cases

led

to

exposure

of

BPPR

customer
information.

For

a

discussion

of

the

Evertec

Business

Acquisition

Transaction,

please

refer

to

the

Year

2022

Significant Events
section of the MD&A.

While we

select third-party vendors

carefully and

have increased our

oversight of these

relationships, we do

not control
the

actions

of

our

vendors.

Any

problems

caused

by

these

vendors,

including

those

resulting

from

disruptions

in

the

services
provided, vulnerabilities in or breaches

of the vendor’s systems, failure of

the vendor to handle

current or higher volumes,

failure of
the vendor

to provide services

for any

reason or

poor performance of

services, or

failure of

the vendor to

notify us of

a reportable
event in a timely manner,

could adversely affect our ability to deliver products and services to our customers and otherwise conduct
our

business,

result in

potential liability

to

clients

and customers,

result in

the

imposition of

fines,

penalties or

judgments by

our
regulators or

harm to

our reputation,

any of

which could

materially and

adversely affect

us. The

inability of

our third-party

service
providers to timely address

evolving cybersecurity threats may further

exacerbate these risks. Financial or

operational difficulties of
a third-party vendor could also

hurt our operations if those

difficulties interfere with the vendor’s ability to

serve us. Replacing these
third-party vendors, when possible, could also create significant delay and expense. Accordingly,

the use of third parties

creates an
unavoidable inherent risk to our business operations.

The transition to new financial services technology providers, and the replacement of services currently provided to us by
Evertec, will be lengthy and complex.
Switching from

one vendor

of core

bank processing

and related

technology and

security services

to

one

or more

new
vendors

is

a

complex

process

that

carries

business

and

financial

risks.

The

implementation

cycle

for

such

a

transition

can

be
lengthy and require significant financial and

management resources from us. Such

a transition can also expose us,

and our clients,
to

increased

costs

(including

conversion

costs),

business

disruption,

as

well

as

operational

and

cybersecurity

risks.

Upon

the
transition of all or

a portion of existing services

provided by Evertec to a

new financial services technology provider,

either (i) at the
end of the term of the Second Amended and Restated

Master Services Agreement (the “MSA”) and related

agreements or (ii) earlier
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

Under the

MSA, we

are able

to terminate

services for

convenience with

180 days’

prior notice.

We expect

to exercise
during the

term of

the MSA

the right

to terminate

certain services

for convenience

and to

transition such

services to

other service
providers prior to the expiration

of the MSA, subject to

complying with the revenue minimums contemplated in

the MSA and certain
other conditions. In

practice, in order

to switch

to a

new provider for

a particular

service, we will

have to commence

procuring and
working on

a transition

process for

such service

significantly in

advance of

its termination

and, in

any case,

much earlier

than the
automatic renewal notice date or the expiration date of

the MSA, and such process may extend beyond the current

term of the MSA.
Furthermore, if

we

are

unsuccessful or

decide not

to

complete

the transition

after

expending significant

funds

and

management
resources, it could also result in an adverse

effect on our business, financial condition and results of

operations.
We are subject to additional risks relating to the

Evertec Business Acquisition Transaction.
There are numerous additional risks and uncertainties

associated with the Evertec Business Acquisition

Transaction, including:
●

unforeseen events may materially diminish the expected

benefits of the Evertec Business Acquisition Transaction;

●

we have devoted, and will continue to, devote significant attention and resources to post closing implementation efforts, which will involve a significant degree of technological complexity and reliance on Evertec and other third parties;
●

we may be

unable to retain the

employees and third-party contractors hired or

engaged by us in connection

with the Evertec
Business Acquisition
Transaction and who are

necessary to operate and integrate the

assets acquired as part of

the Evertec
Business Acquisition
Transaction (the “Acquired Assets”);

●

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
●

the anticipated benefits of the Evertec Business Acquisition
Transaction could be limited if Evertec fails to

deliver to BPPR, in
a timely manner and in a manner that meets BPPR’s requirements, the core application programming interfaces (“Core APIs”)
that Evertec has committed

to develop in

order for BPPR to

connect future enhancements to the

Acquired Assets to existing
Evertec core applications;

●

we may be exposed to heightened business risks

as a result of the extension until

2035 of BPPR’s exclusivity with Evertec in
connection with

its merchant

acquiring business, as

well as

the extension

until 2030

of BPPR’s

commitment with respect

to
the ATH Network, in light of the pace of technology changes and competition in the payments industry; and

●

Evertec’s strategy and investments after the

closing of the Evertec Business

Acquisition
Transaction may be refocused away
from Popular towards other strategic initiatives.
Any of the foregoing risks and uncertainties could have a

material adverse effect on our earnings, cash flows, financial condition,
and/or stock price.

LEGAL AND REGULATORY RISKS
Our

businesses

are

highly

regulated,

and

the

laws

and

regulations

that

apply

to

us

have

a

significant

impact

on

our
business and operations.
We are

subject to

extensive regulation

under U.S.

federal, state

and Puerto

Rico laws

that govern

almost all

aspects of
our operations and limit the businesses

in which we may be

engaged, including regulation, supervision and examination by federal, state and foreign banking

authorities. These laws and regulations

have expanded significantly over an

extended period of time

and
are primarily intended

for the protection

of consumers, borrowers and

depositors. Compliance with

these laws and

regulations has
resulted, and will continue to result, in significant

costs.
Additional

laws

and

regulations

may

be

enacted

or

adopted

in

the

future

that

could

significantly

affect

our

powers,
authority

and

operations and

which could

have a

material adverse

effect

on

our

financial condition

and

results

of

operations. In
particular,

we

could

be

adversely

impacted

by

changes

in

laws

and

regulations,

or

changes

in

the

application,

interpretation

or
enforcement of

laws and

regulations, that proscribe

or institute more

stringent restrictions on

certain financial

services activities or
impose new

requirements relating to

the impact of

business activities on

ESG concerns, the

management of

risks associated with
those

concerns

and

the

offering of

products

intended to

achieve ESG-related

objectives. If

we

do not

appropriately comply

with
current or

future laws

or regulations,

we may

be subject

to fines,

penalties or

judgements, or to

material regulatory restrictions

on
our business, which could also materially and adversely

affect our financial condition and results of operations.
Our participation

(or lack

of participation)

in certain

governmental programs,

such as

the Paycheck

Protection Program
(“PPP”) enacted

in response

to the

COVID-19 pandemic,

also exposes

us to

increased legal

and regulatory

risks. We

have also
been and could continue to

be exposed to adverse

action for the violation of

applicable legal requirements or the improper

conduct
of our employees in connection with such loans. For example, on January 24, 2023, Popular Bank consented to the imposition of an order from

the Federal

Reserve Board

requiring it

to

pay a

$2.3 million

civil money

penalty to

settle certain

findings arising

from
Popular Bank’s approval of six (6) Payment Protection Program loans. We may also have credit risk with respect to PPP loans if the
SBA determines that

there have been

deficiencies in the

way a PPP

loan was originated,

funded, or serviced

by us and

denies its
liability under the guaranty,

reduces the amount of the

guaranty or, if

it has already paid

under the guaranty,

seeks recovery of any
loss related to the deficiency.
We

are from

time to

time subject

to information

requests, investigations

and other

regulatory enforcement

proceedings
from departments

of the

U.S. and

Puerto Rico

governments, including

those that

investigate compliance

with consumer
protection

laws

and

regulations, which

may

expose

us

to

significant penalties

and

collateral consequences,

and

could
result in higher compliance costs or restrictions

on our operations.
We from time-to-time self-report

compliance matters to, or receive

requests for information from, departments of

the U.S.
and Puerto

Rico governments,

including with

respect to

compliance with

consumer protection

laws and

regulations. For

example,
BPPR has

in the

past received

subpoenas and

other requests

for information

from the

departments of

the U.S.

government that
investigate

mortgage-related conduct,

mainly

concerning

real

estate

appraisals

and

residential

and

construction

loans

in

Puerto
Rico. BPPR

has also

self-identified and

reported to

applicable regulators compliance

matters related

to mortgage,

credit reporting
and other consumer lending practices.

Incidents of this nature and investigations or examinations by governmental authorities have resulted in the past, and may in the

future result, in

judgments, settlements, fines,

enforcement actions, penalties

or other sanctions

adverse to the

Corporation,
which could materially and adversely affect the

Corporation’s business, financial condition or results of operations, or cause serious
reputational

harm.

In

connection with

the

resolution

of

regulatory proceedings,

enforcement authorities

may

seek

admissions of
wrongdoing

and,

in

some

cases,

criminal

pleas,

which

could

lead

to

increased

exposure

to

private

litigation,

loss

of

clients

or
customers,

and

restrictions

on

offering

certain

products

or

services.

In

addition,

responding

to

information-gathering

requests,
investigations and

other regulatory

proceedings, regardless

of the

ultimate

outcome of

the matter,

could be

time-consuming and
expensive. Further, regulators in the performance of their supervisory and enforcement duties, have significant discretion and power to

prevent

or

remedy

what

they

deem

to

be

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
$256,000 to settle the

apparent violations, which had been

self disclosed to OFAC.

There can be no

assurances that any failure

to
comply with

U.S. sanctions

and embargoes,

or

with anti-money

laundering laws

and

regulations, will

not result

in material

fines,
sanctions or other penalties being imposed on us.
Furthermore, if

the policies,

controls, and

procedures of

one of

the Corporation’s

third-party service

providers, together
with our

third-party oversight

of such

providers, do

not prevent

it from

violating applicable

laws and

regulations in

transactions in
which it engages, such violations could adversely affect its ability to provide services to us.

We

are

subject

to

regulatory

capital

adequacy

requirements,

and

if

we

fail

to

meet

these

requirements

our
business and financial condition will be adversely

affected.
Under regulatory capital adequacy requirements, and other

regulatory requirements, Popular and our banking subsidiaries must

meet

requirements

that

include

quantitative

measures

of

assets,

liabilities

and

certain

off-balance

sheet

items,

subject

to
qualitative

judgments

by

regulators

regarding

components,

risk

weightings

and

other

factors.

If

we

fail

to

meet

these

minimum
capital

requirements

and

other

regulatory

requirements,

our

business

and

financial

condition

will

be

materially

and

adversely
affected. If

a financial

holding company

fails to

maintain well-capitalized

status under

the regulatory

framework, or

is deemed

not
well managed

under regulatory

exam procedures, or

if it

experiences certain

regulatory violations, its

status as

a financial

holding
company and its

related eligibility for

a streamlined review

process for acquisition

proposals, and its

ability to offer

certain financial
products, may be

compromised and its

financial condition and

results of operations

could be adversely

affected. The failure

of any
depository

institution

subsidiary

of

a

financial

holding

company

to

maintain

well-capitalized

or

well-managed

status

could

have
similar consequences.

In addition,

the Basel

Committee on

Banking Supervision

published a

set of

standards to

finalize Basel

III in

December
2017. These standards significantly revise the Basel capital framework, which could heighten regulatory capital standards if adopted in the U.S. The federal bank regulators

have not yet proposed rules to implement these

revisions,
and the impact on us will depend

on the way

the revisions are implemented

in the U.S.

See the “Supervision and

Regulation – Capital Adequacy”

discussion in Item
1. Business of this Form 10-K for additional information

related to the Basel III Capital Rules and

Basel III finalization.
Increases in FDIC insurance premiums may

have a material adverse effect on our earnings.
Substantially all the deposits of BPPR and PB are subject to insurance up to applicable limits by the FDIC’s DIF and, as a result, BPPR and PB are subject to FDIC deposit insurance assessments.

On October 18, 2022, the FDIC finalized a rule that would
increase initial

base deposit insurance

assessment rates by

2 basis

points, beginning with

the first

quarterly assessment period

of
2023.

We

are

generally

unable to

control the

amount

of

premiums that

we

are

required to

pay

for

FDIC

insurance. If

there

are
additional bank or financial institution failures, our level of non-performing assets increases, or our risk profile changes or our capital position is

impaired, we

may be

required to

pay even

higher FDIC

premiums. Any

future increases

or special

assessments may
materially adversely

affect our

results of

operations. See

the “Supervision

and Regulation—FDIC Insurance”

discussion in

Item 1.
Business of this Form

10-K for additional information related to

the FDIC’s deposit insurance

assessments applicable to BPPR and
PB.

The

resolution

of

pending

litigation

and

regulatory

proceedings,

if

unfavorable,

could

have

material

adverse

financial
effects or cause significant reputational harm to

us, which, in turn, could seriously harm

our business prospects.
We

face

legal

risks

in

our

businesses,

and

the

volume

of

claims

and

amount

of

damages

and

penalties

claimed

in
litigation

and

regulatory

proceedings against

financial

institutions

remains

high.

Substantial

legal

liability

or

significant

regulatory
action

against

us

could

have

material adverse

financial

effects

or cause

significant

reputational harm

to

us,

which

in

turn

could
seriously

harm

our

business

prospects.

For

further

information

relating

to

our

legal

risk,

see

Note

24

-

“Commitments

&
Contingencies”, to the Consolidated Financial Statements in this Form 10-K.
LIQUIDITY RISKS
We are

subject to risks

related to our

own credit rating

and capital levels.

Actions by the

rating agencies or

decreases in
our capital

levels may

have adverse effects

on our

business, including by

raising the cost

of our

obligations or affecting
our ability to borrow.
Actions by the rating agencies

could raise the cost of

our borrowings, since lower rated securities

are usually required by
the market

to pay

higher rates

than obligations

of higher

credit quality.

Our credit

ratings were

reduced substantially in

2009 and,
although one of

the three major rating

agencies upgraded our senior

unsecured rating back to

“investment grade” during 2021,

the
remaining two rating agencies have not

upgraded their current “non-investment grade” rating. The

market for non-investment grade
securities is much smaller and less liquid than for investment grade securities. If we were to attempt to issue preferred stock or debt
securities into the capital markets, it

is possible that there would not

be sufficient demand to complete

a transaction or that the

cost
could be substantially higher than for more highly

rated securities.
In

addition,

changes

in

our

ratings

and

capital

levels

could

affect

our

relationships

with

some

creditors

and

business
counterparties. For example, having

negative tangible capital may

impact our ability to

access some sources of

wholesale funding.
The Federal Housing Finance Agency

restricts the Federal Home

Loan Bank of New

York

(“FHLBNY”) from lending to members

of
the FHLBNY with negative

tangible capital unless the

member’s primary banking regulator makes a

written request to the

FHLBNY
to

maintain access

to

borrowings. Both

BPPR

and PB

have secured

borrowing facilities

with the

FHLBNY,

and

had

outstanding
exposures of $1.9

billion and $1.4 million

respectively as of December 31,

2022. Losing access to

the FHLBNY borrowing facilities
could adversely impact

liquidity at the

banking subsidiaries. Additionally,

if BPPR or

PB cease to

be well-capitalized, the

FDIA and
regulations

adopted thereunder

would

restrict

their

ability to

accept

brokered

deposits

and

limits

the

rate

of

interest

payable

on
deposits.

Our banking

subsidiaries also have

recourse obligations under

certain agreements with

third parties, including
servicing and

custodial agreements,

that include

ratings covenants.

Upon failure

to

maintain the

required credit

ratings, the

third
parties could

have the

right to

require us

to

engage a

substitute fund

custodian and

increase collateral

levels securing

recourse
obligations. Collateral pledged by

us to secure

recourse obligations approximated $29

million at December

31, 2022. Management
expects

that

we

would

be

able

to

meet

any

additional

collateral

requirements

if

and

when

needed.

The

requirements

to

post
collateral under

certain agreements

or the

loss of

custodian funds,

however,

could reduce

our liquidity

resources and

impact our
results of operations. The termination of those agreements or the inability to realize servicing income for our businesses could have an

adverse

effect

on

those

businesses.

Other

counterparties

are

also

sensitive

to

the

risk

of

a

ratings

downgrade

and

the
implications

for

our

businesses,

and

may

be

less

likely

to

engage

in

transactions

with

us,

or

may

only

engage

in

them

at

a
substantially higher cost, if our ratings remain below

investment grade.

As a holding company, we depend on dividends and distributions from our subsidiaries for liquidity.
As a bank holding company,

we depend primarily on dividends from

our banking and other operating subsidiaries

to fund
our cash needs, including to capitalize our subsidiaries. Our banking subsidiaries, BPPR and PB, are limited by law in their ability to make dividend

payments and other

distributions to

us based

on their earnings,

dividend history,

and capital

position. Based

on its
current financial condition,

PB may

not declare or

pay a

dividend without the

prior approval of

the Federal Reserve

Board and

the
NYSDFS. A

failure by

our banking subsidiaries

to generate

sufficient income

and free

cash flow to

make dividend

payments to

us
may

affect

our

ability to

fund

our cash

needs, which

could have

a negative

impact on

our financial

condition, liquidity,

results

of
operation or capital position. Such failure could also affect our ability to pay dividends to our stockholders and to

repurchase shares
of our common stock. We have in the past suspended dividend payments on our common stock and preferred stock during times of
economic uncertainty,

and there

can be

no assurance

that we

will be

able to

continue to

declare dividends to

our stockholders

in
any future periods.

An

impact

on

the

tangible

capital

levels

of

our

operating

subsidiaries,

could

also

limit

the

amount

of

capital

we

may
upstream to the holding company.

Tangible

capital levels have, and may continue to

be, adversely affected by the impact

of rapidly
rising interest rates on investment securities in our available-for-sale portfolio. For a discussion of risks related to changes in interest
rates,

see

“Changes

in

interest

rates

and

credit

spreads

can

adversely

impact

our

financial

condition,

including

our

investment
portfolio, since a significant portion of our

business involves borrowing and lending money,

and investing in financial instruments”

in
Item 1A of this Form 10-K.
We also depend

on dividends from our

banking and other operating subsidiaries

to pay debt service

on outstanding debt
and to

repay maturing

debt. We

have $300

million of

notes that

mature on

September 14,

2023. If

we were

unable to

refinance
these

notes, we

could

have to

declare extraordinary

dividends from

our

banking

and

other

operating subsidiaries

to

repay such
notes. Our ability to

declare such dividends would be

subject to regulatory requirements and

could require the prior

approval of the
Federal Reserve Board.
STRATEGIC RISKS
Potential acquisitions of businesses or

loan portfolios could increase some

of the risks that

we face, and may

be delayed
or prohibited due to regulatory constraints.
To

the extent

permitted by

our applicable

regulators, we

may pursue

strategic acquisition

opportunities. Acquiring

other
businesses, however, involves various risks,

including potential exposure to unknown or contingent liabilities of the target company,
exposure

to

potential

asset

quality

issues

of

the

target

company,

potential

disruption

to

our

business,

the

possible

loss

of

key
employees and customers of

the target company,

and difficulty in

estimating the value of

the target company.

If we pay

a premium
over book or

market value in

connection with an

acquisition, some dilution of

our tangible book

value and net

income per common
share

may

occur

in

connection with

any

future

transaction. Furthermore,

failure

to

realize the

expected

revenue increases,

cost
savings, increases in geographic or product presence, or other projected benefits from an acquisition could have a material adverse effect on our business, financial condition and results of

operations.
Similarly,

acquiring

loan

portfolios

involves

various

risks.

When

acquiring

loan

portfolios,

management

makes
assumptions and

judgments about

the collectability

of the

loans, including

the creditworthiness

of borrowers

and the

value of

the
real

estate and

other assets

serving

as collateral

for the

repayment of

secured loans.

In

estimating the

extent of

the losses,

we
analyze

the

loan

portfolio

based

on

historical

loss

experience,

volume

and

classification

of

loans,

volume

and

trends

in
delinquencies

and

nonaccruals,

local

economic

conditions,

and

other

pertinent

information.

If

our

assumptions

are

incorrect,
however,

our actual

losses could

be higher

than estimated

and increased

loss reserves

may be

required, which

would negatively
affect our results of operations.
Finally, certain

acquisitions by financial institutions,

including us, are

subject to approval

by a variety

of federal and

state
regulatory agencies.

Regulatory approvals

could be

delayed, impeded,

restrictively conditioned

or denied.

We may

fail to

pursue,
evaluate

or

complete

strategic

and

competitively

significant

acquisition

opportunities

as

a

result

of

our

inability,

or

perceived

or
anticipated inability,

to obtain regulatory

approvals in a

timely manner,

under reasonable conditions or

at all. Difficulties

associated
with

potential

acquisitions

that

may

result

from

these

factors

could

have

a

material

adverse

effect

on

our

business,

financial
condition and results of operations.
We

have

embarked

on

a

broad-based

multi-year,

technological

and

business

process

transformation.

The

failure

to
achieve

the

goals

of

the

transformation

project,

the

inability

to

maintain

project

expenses

within

current

estimates

or
delays in

executing our plans

to implement the

transformation project, may

materially and adversely

affect our business,

financial condition, results of operations, or

cause reputational harm.
The

Corporation

has

embarked

on

a

broad-based

multi-year,

technological

and

business

process

transformation. Our
technology and

business transformation will

be a significant

priority for the

Corporation over the

next three years

and beyond.

We
expect the

expenses tied

to this

transformation project,

which will

continue through

at least

2025, to

result in

an enhanced

digital
experience for our clients, as well as better technology

and more efficient processes for our employees.

To

execute the

transformation project,

we plan

to expand

our digital

capabilities, modernize

our technology

foundation,
and

implement

agile

and

efficient

business

processes

across

the

entire

company.

We

may

not

succeed

in

executing

the
transformation project, may fail

to properly estimate cost

of the same, or

may experience delays in

executing our plans, which

may
in turn

cause the

Corporation to

incur costs

exceeding our

current estimates

or disrupt

our operations,

including our

technological
services to our customers, or fall short

of our projected earnings targets driven by these

efforts. To

the extent that these disruptions
persist over time and/or recur, this could negatively impact our competitive position, require additional expenditures, and/or harm

our
relationships

with

our

customers

and

thus

may

materially

and

adversely

affect

our

business,

financial

condition,

results

of
operations, or cause reputational harm.
We face significant and increasing competition in the

rapidly evolving financial services industry.

We

operate

in

a

highly competitive

environment, in

which

we

compete

on

the

basis

of

a

number of

factors,

including
customer service,

quality and variety

of products

and services,

price, interest rates

on loans

and deposits,

innovation, technology,
ease of use, reputation, and transaction execution. While our main competition continues to come from other Puerto Rico banks and
financial

institutions,

we

may

face

increased

competition

from

other

institutions

in

the

future

as

emerging

technologies

and

the
growth of e-commerce have significantly reduced geographic barriers, made it easier for non-depositary institutions to offer products
and

services

that

traditionally

were

banking

products

and

allowed

non-traditional

financial

service

providers

and

technology
companies to provide electronic and internet-based financial solutions and services. Increased competition could create pressure to
lower

prices,

fees,

commissions

or

credit

standards

on

our

products

and

services,

which

could

adversely

affect

our

financial
condition and results of operations. Increased competition could also create pressure to raise interest rates on deposits, which could also impact our financial condition and results of operations.
If we are unable to

meet constant technological changes and react quickly to

meet new industry standards, including as a
result

of our

continued dependence

on

Evertec, we

may

be unable

to enhance

our

current services

and introduce

new
products and

services in

a timely

and cost-effective

manner,

placing us

at a

competitive disadvantage

and significantly
affecting our business, financial condition and results

of operations.
To compete effectively,

we need to constantly enhance and modify our products and services and introduce new products
and

services

to

attract

and

retain

clients

or

to

match

products

and

services

offered

by

our

competitors,

including

technology
companies and

other nonbank

firms that

are engaged

in providing

similar products

and services.

Although the

Evertec Business
Acquisition Transaction eliminated certain

provisions of a previous Master Services

Agreement with Evertec that required

us to use
Evertec exclusively to develop and implement new or

enhanced products and services, and is expected to

improve Popular’s ability
to manage

and control

the development

of the

customer channels

supported by

the Acquired

Assets, Popular

expects that

it will
continue to depend

on Evertec’s technology services

to operate and

control current products and

services and to

implement future
products and

services, making

our success

dependent on

Evertec’s ability

to timely

complete and

introduce these

enhancements
and

new

products

and

services

in

a

cost-effective

manner.

Our

ability

to

enhance our

customer channels

is

also

dependent

on
Evertec timely delivering Core

APIs that meet BPPR’s

requirements, which Evertec has committed

to develop under the

MSA. The
Core APIs are necessary for BPPR to connect

future enhancements to the Acquired Assets to existing

Evertec core applications.

Some

of

our

competitors

rely

on

financial

services

technology

and

outsourcing

companies

that

are

much

larger

than
Evertec, serve a

greater number of

clients than Evertec,

and may have

better technological capabilities and

product offerings than
Evertec.

Furthermore,

financial

services

technology

companies

typically

make

capital

investments

to

develop

and

modify

their
product

and

service

offerings

to

facilitate

their

customers’

compliance

with

the

extensive

and

evolving

regulatory

and

industry
requirements,

and

in

most cases

such

costs

are

borne

by

the

technology provider.

Because

of

our

contractual

relationship with
Evertec, and because Popular is the

sole customer of certain of

Evertec’s services and products, we

have in the past borne

the full
cost of such developments and modifications and

may be required to do so in the future, subject

to the terms of the MSA.
Moreover,

the terms,

speed, scalability,

and functionality

of certain

of Evertec’s

technology services

are not

competitive
when compared

to offerings

from its

competitors. Evertec’s

failure to

sufficiently invest

in and

upscale its

technology and

services
infrastructure to

meet the

rapidly changing

technology demands

of our

industry may

result in

us being

unable to

meet

customer
expectations and attract

or retain customers.

Any such impact

could, in turn,

reduce Popular’s revenues, place

us in a

competitive

disadvantage and

significantly affect

our

business, financial

condition and

results of

operations. While

the closing

of

the Evertec
Business Acquisition

Transaction narrowed

the scope

of services

which we

are dependent

on Evertec

to obtain

and released

us
from

exclusivity

restrictions

that

limited

our

ability

to

engage

other

third-party

providers

of

financial

technology

services,

it

also
resulted in extensions

of certain existing

commercial agreements with Evertec

and, as a

result, have prolonged

the duration of

our
exposure to

the risks

presented by

Evertec’s technological

capabilities and

its failures

to

enhance its

products and

services

and
otherwise meet evolving demands.
The ability to attract and retain qualified employees

is critical to our success.
Our

success

depends,

in

large

part,

on

our

ability

to

attract

and

retain

qualified

employees. Competition

for

qualified
candidates is intense and has

increased recently as a result

of a tighter labor market. Increased competition

may lead to difficulties
in

attracting

or

retaining qualified

employees, which

may,

in turn,

lead to

significant challenges

in the

execution

of

our

business
strategies and

have an

adverse effect

on the

quality of the

service we

provide to

the customers

and communities we

serve. Such
challenges could

adversely affect

our business,

operations and

financial condition.

In addition,

increased competition

may lead

to
higher compensation

packages and

more flexible

work arrangements.

We may

also be

required to

hire employees

outside of

our
market

areas

for

certain

positions

that

require

specific

expertise,

which

could

result

in

employment

and

tax

compliance-related
expenses, challenges and

risks. In

addition, flexible

work arrangements, such

as remote

or hybrid

work models, have

led to

other
workplace

challenges,

including fewer

opportunities

for

face-to-face interactions

or

to

promote

a

cohesive

corporate

culture

and
heightened cybersecurity, information security and other operational risks.
Our

ability

to

attract

and

retain

qualified

employees

is

also

impacted

by

regulatory

limitations

on

our

compensation
practices, such a s clawback requirements of incentive compensation,

which may not affect other institutions with which we compete for talent. The

scope and

content of

regulators’ policies

on executive

compensation continue to

develop and

are likely

to continue
evolving. Such policies and limitations on our compensation

practices could adversely affect our ability to attract, retain and motivate talented senior leaders in support of our long-term

strategy.
OTHER RISKS
An impairment

of our

goodwill, deferred

tax assets

or amortizable

intangible assets

could adversely

affect our

financial
condition and results of operations.
As of December 31,

2022, we had approximately $827

million, $954 million and

$94 million, respectively,

of goodwill, net
deferred tax assets and amortizable intangible assets

recorded on our balance sheet.
Under

GAAP,

goodwill

is

tested

for

impairment

at

least

annually

and

amortizable

intangible

assets

are

tested

for
impairment

when

events

or

changes

in

circumstances indicate

the

carrying value

may

not

be

recoverable. Factors

that

may

be
considered a change in circumstances, indicating that the carrying value of the goodwill or amortizable intangible assets may not be recoverable, include

a decline in

Popular’s stock price

related to

a deterioration in

global or

local economic conditions,

declines in
our market capitalization, reduced future earnings estimates, and interest rate changes. The goodwill impairment evaluation process requires

us

to

make

estimates

and

assumptions

with

regards

to

the

fair

value

of

our

reporting

units.

Actual

values

may

differ
significantly

from

these

estimates.

Such

differences

could

result

in

future

impairment

of

goodwill

that

would,

in

turn,

negatively
impact our results of operations and the reporting

unit where the goodwill is recorded.
The

determination

of

whether

a

deferred

tax

asset

is

realizable

is

based

on

weighting

all

available

evidence.

The
realization

of

deferred

tax

assets, including

carryforwards

and

deductible temporary

differences,

depends upon

the

existence

of
sufficient taxable

income of the

same character during

the carryback or

carryforward period. The

analysis considers all

sources of
taxable income

available to

realize the

deferred tax

asset, including

the future

reversal of

existing taxable

temporary differences,
future taxable income

exclusive of reversing temporary

differences and carryforwards,

taxable income in

prior carryback years and
tax-planning strategies. Changes in these

factors may affect

the realizability of our

deferred tax assets in

our Puerto Rico and

U.S.
operations.
If our

goodwill, deferred

tax assets

or amortizable

intangible assets

become impaired,

we may

be required

to record

a
significant charge to earnings, which could adversely

affect our financial condition and results of operations.
We could experience unexpected

losses if the estimates

or assumptions we use

in preparing our financial

statements are
incorrect or differ materially from actual results.
In preparing

our financial

statements pursuant

to U.S.

GAAP,

we are

required to

make estimates

and assumptions

that
are often based

on subjective and

complex judgments about

matters that are

inherently uncertain. For example,

we use estimates

and assumptions to determine our allowance for credit losses, our liability for contingent litigation losses, and the fair value of certain of our

assets and

liabilities, such

as debt

securities, loans

held for

sale, MSRs,

intangible assets

and deferred

tax assets.

If such
estimates

or

assumptions are

incorrect

or

differ

materially

from

actual

results,

we

could

experience

unexpected

losses

or

other
adverse impacts, some of which could be significant.
For further information of other risks faced by

Popular please refer to the MD&A section of

this Form 10-K.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of

December 31,

2022, BPPR operated

168 branches,

of which 65

were owned and

103 were

leased premises, and
PB operated 39 branches of

which 3 were owned and

36 were on leased premises. Also,

the Corporation had 584 ATMs

operating
in

Puerto

Rico,

23

in

the

Virgin

Islands

and

94

in

the

U.S.

Mainland.

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

During 2022, the Corporation declared cash dividends in the

total amount of $2.20 per common share outstanding,

for an
aggregate amount of $163.7

million. The Common Stock ranks junior to all series of Preferred Stock as to dividend rights and rights
on liquidation,

dissolution or

winding up

of Popular.

Our ability

to declare

or pay

dividends on,

or purchase,

redeem or

otherwise
acquire, the Common

Stock is subject

to certain restrictions

in the event

that Popular fails

to pay or

set aside full

dividends on the
Preferred Stock for the latest dividend period.
On July 12, 2022, the Corporation completed an accelerated share repurchase (“ASR”) program for the repurchase of an aggregate $400

million of

Popular’s common stock

for which

an initial

delivery of

3,483,942 shares

were delivered

in March

2022
(the

“March

ASR

Agreement”).

Upon

the

final

settlement

of

the

March

ASR

Agreement,

the

Corporation

received

an

additional
1,582,922

shares

of

common

stock.

The

Corporation

repurchased a

total

of

5,066,864 shares

at

an

average

purchase

price

of
$78.9443, which were recorded as treasury

stock by $440 million under the March ASR

Agreement.
On December

7, 2022

the Corporation

completed the

settlement of

another ASR

Agreement for

the repurchase

of an
aggregate $231

million of

Popular’s common stock,

for which

an initial

2,339,241 shares

were delivered

on August

26, 2022

(the
“August ASR Agreement”). Upon the final settlement of the ASR Agreement, the Corporation received an additional 840,024 shares of common

stock. The

Corporation repurchased

a total

of 3,179,265

shares at

an average

purchase price

of $72.66,

which were
recorded as treasury stock by $245 million under

the August ASR Agreement.
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
As

of

February

24,

2023,

Popular

had

6,612

stockholders

of

record

of

the

Common

Stock,

not

including

beneficial
owners whose shares

are held in

record names

of brokers

or other

nominees. The last

sales price

for the

Common Stock

on that
date was $71.27 per share.
Preferred Stock
Popular has 30,000,000 shares of

authorized Preferred Stock that may

be issued in one

or more series, and the

shares
of each series

shall have such

rights and preferences as

shall be fixed

by the Board

of Directors when authorizing

the issuance of
that particular series. Popular’s Preferred Stock

issued and outstanding at December 31, 2022

consisted of:
●

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

2022.

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

effect prior to

the adoption of the

2020 Incentive Plan.

As of December 31,

2022, the maximum number

of shares of
common stock remaining available for future issuance under this plan was 3,444,778. For information about the securities remaining
available for issuance under our equity-based plans,

refer to Part III, Item 12.
Purchases of Equity Securities
The following table sets forth the details of purchases of Common Stock by the Corporation during the quarter ended December 31,
2022:
Issuer Purchases of Equity Securities
Not in thousands
Period
Total Number of
Shares Purchased [1]
Average Price Paid
per Share
Total Number of

Shares
Purchased as Part of Publicly
Announced Plans or Programs [2]
Maximum Number of
Shares that May Yet be
Purchased Under the
Plans or Programs

October 1 – October 31 - $- - -
November 1 – November 30 - - - -
December 1 – December 31 840,064 70.80 840,024 -
Total December 31, 2022 840,064 $70.80 840,024 -
[1] Includes 40 shares of common stock acquired

by the Corporation during December 2022,

in connection with the satisfaction of tax
withholding obligations on vested awards of restricted

stock or restricted stock units granted to directors

and certain employees under
the Corporation’s Omnibus Incentive Plan. The acquired

shares of common stock were added back to

treasury stock.

[2] On August 24, 2022, the Corporation entered into

an accelerated repurchase program for the repurchase

of an aggregate $231
million of Popular's common stock, which was completed

on December 7, 2022. Upon the final

settlement, the Corporation received
840,024 shares of common stock.
Equity Compensation Plans
For information about our equity compensation plans,

refer to Part III, Item 12.
Stock Performance Graph (1)

The graph

below compares

the cumulative

total stockholder

return during

the measurement

period with

the cumulative
total return, assuming reinvestment of dividends, of

the Nasdaq Bank Index and the Nasdaq Composite

Index.
The

cumulative

total

stockholder

return

was

obtained

by

dividing

(i)

the

cumulative

amount

of

dividends

per

share,
assuming dividend reinvestment since the measurement point, December 31, 2017, plus (ii) the change in the per share price since
the measurement date, by the share price at

the measurement date.
Comparison of Five-Year Cumulative Total Return (TSR)
Assumes all dividends were reinvested
Base Year:

December 31,

2017 = $100
(1) Unless Popular specifically states otherwise, this Stock Performance Graph shall not be deemed to be incorporated by reference

and

shall

not

constitute

soliciting

material

or

otherwise

be

considered

filed

under

the

Securities

Act

of

1933

or

the
Securities Exchange Act of 1934.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
The information required by this item is included in

this Form 10-K, commencing on page 50.
ITEM 7A. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
The information regarding the

market risk of our

investments appears under the caption

“Risk Management”, on page

80
within Management’s Discussion and Analysis of Financial

Condition and Results of Operations in this

Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item appears under the caption “Statistical Summaries” on pages 106 to 108 of this Form
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
Assessment on Internal Control over Financial Reporting
Information relating to our assessment on

internal control over financial reporting is presented under the captions “Report
of

Management

on

Internal

Control

Over

Financial

Reporting”

and

“Report

of

Independent

Registered

Public

Accounting

Firm”
located on pages 109 and 110 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There have

been no

changes in

our internal

control over

financial reporting

(as such

term is

defined in

Rules 13a-15(f)
and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None
ITEM 9C. DISCLOSURE REGARDING FOREIGN

JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The

information

contained

under

the

captions

“Security

Ownership

of

Certain

Beneficial

Owners

and

Management”,
“Delinquent Section

16(a) Reports”,

“Corporate Governance”, “Nominees

for Election

as Directors”

and “Executive

Officers” in

the

Proxy Statement

are incorporated herein

by reference.

Information about our

Code of

Ethics, which

applies to

our senior

financial
officers, is included in “Business — Available Information” in Part

I of this Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The

information

in

the

Proxy

Statement

under

the

caption

“Executive

and

Director

Compensation,”

including

the
“Compensation

Discussion

and

Analysis,”

the

“2022

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
The following tables sets forth information as

of December 31, 2022 regarding securities remaining available for issuance to directors and eligible employees under our

equity-based compensation plans.
Plan Category Plan
Number of Securities
Remaining Available

for Future Issuance

Under Equity Compensation

Plan
Equity compensation plan approved by security holders 2020 Omnibus Incentive Plan 3,444,778
Total 3,444,778
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a). The following financial statements and reports are

included on pages 110 through 260 in this Form10K.
(1)

Financial Statements
Report of Independent Registered Public Accounting

Firm (
PCAOB ID
238
)
Consolidated Statements of Financial Condition as of

December 31, 2022 and 2021

Consolidated Statements of Operations for each of

the years in the three-year period ended December 31, 2022
Consolidated Statements of Cash Flows for each of

the years in the three-year period ended December

31, 2022
Consolidated

Statements

of

Changes

in

Stockholders’

Equity

for

each

of

the

years

in

the

three-year

period

ended
December 31, 2022
Consolidated Statements of

Comprehensive Income for

each of

the years

in the

three-year period

ended December 31,
2022
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
10.2
Form of Compensation Agreement for Directors Elected Chairman of a Committee (incorporated by reference to Exhibit
10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004). *
10.3
Form of Compensation Agreement for Directors not Elected Chairman of a Committee (incorporated by reference to
Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004). *
10.4
Compensation Agreement for Alejandro M. Ballester as director of Popular, Inc., dated January 28, 2010 (incorporated by reference to Exhibit 10.9 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009). *
10.5
Compensation Agreement for Carlos A. Unanue as director of Popular, Inc., dated January 28, 2010 (incorporated by reference to Exhibit 10.10 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009). *
10.6
Compensation Agreement for C. Kim Goodwin as director of Popular, Inc., dated May 10, 2011 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011). *
10.7
Compensation Agreement for Joaquin E. Bacardi, III as director of Popular, Inc., dated April 30, 2013 (incorporated by reference to Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013). *
10.8
Compensation Agreement for John. W. Diercksen as director of Popular, Inc., dated October 18, 2013 (incorporated by reference to Exhibit 10.13 of Popular, Inc.’s Annual Report on 10-K for the year ended December 31, 2013). *
10.9
Form of 2015 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular,
Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015). *
10.10
Form of 2016 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.27 of Popular,
Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015). *
10.11
Form of Director Compensation Letter, Election Form and Restricted Stock Agreement, effective April 26, 2016
(incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March
31, 2016). *
10.12
Form of 2017 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular,
Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017). *
10.13
Long-Term Equity Incentive Award and Agreement for Ignacio Alvarez, dated as of June 22, 2017 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly report on Form 10-Q for the quarter ended June 30, 2017). *
10.14
Form of Popular, Inc. 2018 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit
10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018). *

10.15
Director Compensation Letter, Election Form and Restricted Stock Agreement for Myrna M. Soto, dated June 22, 2018
(incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June
30, 2018). *
10.16
Director Compensation Letter, Election Form and Restricted Stock Agreement for Robert Carrady, dated December 29,
2018 (incorporated by reference to Exhibit 10.25 of Popular, Inc.’s Annual Report on Form 10-K for the year ended
December 31, 2018). *
10.17
Form of Director Compensation Letter, Election Form and Restricted Stock Unit Award Agreement, effective May 7,
2019 (incorporated by reference to Exhibit 10.26 of Popular, Inc.’s Annual Report on Form 10-K for the year ended
December 31, 2018). *
10.18
Form of Popular, Inc. 2019 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit
10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019). *
10.19
Director Compensation Letter, Election Form and Restricted Stock Unit Award Agreement for Richard L. Carrión, dated
July 1, 2019 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Annual Report on Form 10-Q for the quarter ended September 30, 2019). *
10.20
Form of Popular, Inc. 2020 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit
10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020). *
10.21
Form of Director Compensation Election Form and Restricted Stock Unit Award Agreement, effective May 12, 2020
(incorporated by reference to Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June
30, 2020). *
10.22
Form of Popular, Inc. 2021 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit
10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021). *
10.23
Form of Director Compensation Letter, Election Form and Restricted Stock Unit Award Agreement for Betty DeVita and
José R. Rodriguez, effective June 25, 2021 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly
Report on Form 10-Q for the quarter ended June 30, 2021). *
10.24
Form of Popular, Inc. 2022 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit
10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022). *

10.25
Asset Purchase Agreement, dated as of February 24, 2022, among Evertec, Inc. and Evertec Group, LLC, Popular,
Inc. and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on
Form 8-K dated and filed on February 24, 2022).
10.26
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
31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1
Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)(2)
32.2
Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)(2)
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF Inline XBRL Taxonomy Extension Definitions Linkbase Document (1)
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104
The cover page of Popular, Inc. Annual Report on Form 10-K for the year ended December 31, 2022, formatted in
Inline XBRL (included within the Exhibit 101 attachments)

(1)
(1) Included herewith
(2)

Furnished herewith. This

exhibit shall not

be deemed “filed”

for purposes of

Section 18 of

the Securities Exchange
Act of 1934, or otherwise subject

to the liability of that Section,

and shall not be deemed incorporated into

any filing
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
50
Statistical Summaries 106
Report of Management on Internal Control Over Financial
Reporting
109
Report of Independent Registered Public

Accounting Firm
110
Consolidated Statements of Financial Condition as of

December 31, 2022 and 2021
114
Consolidated Statements of Operations for the

years ended December 31, 2022, 2021 and

2020
115
Consolidated Statements of Comprehensive
Income for the years ended December 31, 2022,

2021 and
2020
116
Consolidated Statements of Changes in Stockholders’
Equity for the years ended December 31, 2022,

2021 and
2020
117
Consolidated Statements of Cash Flows for the
years ended December 31, 2022, 2021 and

2020
118
Notes to Consolidated Financial Statements 120
Signatures 261

Management’s Discussion and
Analysis of Financial Condition

and Results of Operations
Forward-Looking Statements 50
Overview 51
Critical Accounting Policies / Estimates 57
Statement of Operations Analysis 63
Net Interest Income 63
Provision for Credit Losses 66
Non-Interest Income 66
Operating Expenses 67
Income Taxes 69
Fourth Quarter Results 70
Reportable Segment Results 70
Statement of Financial Condition Analysis 72
Assets 72
Liabilities 74
Stockholders’ Equity 75
Regulatory Capital 76
Risk Management 80
Market / Interest Rate Risk 80
Liquidity 85
Enterprise Risk Management 104
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

Popular,

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

adverse economic

conditions, including

high levels

of

and ongoing

increases in

inflation
rates,

that

adversely

affect

housing prices,

the

job

market,

consumer

confidence

and

spending

habits

which

may

affect

in

turn,
among other

things, our

level of

non-performing assets,

charge-offs and

provision expense;

changes in

interest rates

and market
liquidity,

which may

reduce

interest margins,

impact funding

sources,

reduce

loan

originations,

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

unforeseen

or

catastrophic

events,

including
extreme weather

events, including hurricanes,

other natural

disasters, man-made disasters,

acts of

violence or

war or

pandemics,
epidemics and

other health-related crises,

including any

resurgence of

COVID-19, or

the fear

of any

such event

occurring, any

of
which could cause adverse

consequences for our business,

including, but not limited

to, disruptions in our

operations; our ability to
achieve the

expected benefits

from our

transformation initiative,

including our

ability to

achieve our

targeted sustainable

return on
tangible

common

equity

of

14% by

the

end

of

2025;

risks

related

to

Popular’s acquisition

of

certain

information technology

and
related assets formerly used by Evertec, Inc. to service certain of Banco Popular de Puerto Rico’s key channels, as well as the entry
into amended

and restated

commercial agreements (the

“Evertec Business Acquisition

Transaction”), including

Popular’s ability to
successfully transition and integrate the assets

acquired as part of the

Evertec Business Acquisition Transaction, as

well as related
operations,

employees

and

third

party

contractors;

unexpected costs,

including,

without limitation,

costs

due

to

exposure

to

any
unrecorded liabilities

or issues

not identified

during due

diligence investigation

of the

Evertec Business

Acquisition Transaction

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

that

may

be

necessary

to

undertake

certain

actions

or

consummate

strategic

transactions,

such

as

acquisitions

and
dispositions; the

relative strength

or

weakness of

the consumer

and commercial

credit sectors

and of

the real

estate markets

in
Puerto Rico and the other markets in which

our borrowers are located; the performance of the stock and bond markets; competition
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

in, among other

things, loss

or breach

of customer

data, disruption

of services,

reputational damage or

additional

costs

to

Popular;

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

close branches

or business

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

commercial banking

services,

as well

as equipment

leasing and

financing, through

its New
York-chartered banking subsidiary, Popular Bank (“PB” or “Popular U.S.”) which has branches located in New York, New Jersey and
Florida. Note 37 to the Consolidated Financial

Statements presents information about the Corporation’s business segments.
YEAR 2022 SIGNIFICANT EVENTS
Acquisition of Key Customer Channels and Amendments

to Commercial Contracts with Evertec
On July 1, 2022, BPPR completed the announced acquisition of certain assets from Evertec Group, LLC (“Evertec Group”), a wholly owned

subsidiary

of

Evertec,

Inc.

(“Evertec”)

(NYSE:

EVTC),

to

service

certain

BPPR

channels

(the

“Business

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

Service
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
Transformation Initiative:
Leveraging the completion

of the Evertec

Transactions, the

Corporation embarked on

a broad-based multi-year,

technological and
business

process

transformation

during

the

second

half

of

2022.

The

needs

and

expectations

of

our

clients,

as

well

as

the
competitive landscape, have evolved, requiring us to make important investments in our technological infrastructure and adopt more agile practices.

Our technology and business

transformation will be a

significant priority for the

company over the next

three years
and beyond.
Through December

31, 2022,

excluding compensation

costs of

our employees

involved in

the initiative,

we expensed

$24 million
toward this effort,

primarily in professional

fees and technology

related expenses. As

part of this

transformation, we aim

to expand
our digital capabilities,

modernize our technology

platform, and implement

agile and efficient

business processes across

the entire
company.

In

2023,

we

plan

an

expense

of

approximately

$50

million

toward

this

effort,

excluding

employee

compensation

and
capitalized costs.

We

expect the

expenses tied

to

this transformation

initiative, which

will continue

through 2025

to

result in

an
enhanced digital experience for our clients, as well as better technology and more efficient processes for our employees. We expect this effort to contribute to better efficiency

and higher earnings, resulting in a targeted sustainable return on tangible common equity of 14% by the end of 2025.

To

facilitate

the

transparency

of

the

progress

with

these

efforts,

effective

in

the

fourth

quarter

of

2022,

the

Corporation

has
separated

technology,

professional

fees

and

transactional

activities

as

standalone

expense

categories

in

the

accompanying
Consolidated Statement of Operations. Refer to additional

information in the Operating expenses section

of this MD&A.
Capital Actions
On July 12,

2022, the Corporation completed

an accelerated share repurchase

(“ASR”) program for the

repurchase of $400 million
of

Popular’s

common

stock

for

which

an

initial

delivery

of

3,483,942

shares

were

delivered

in

March

2022

(the

“March

ASR
Agreement”). Upon

the final

settlement of

the March

ASR Agreement,

the Corporation

received an

additional 1,582,922 shares

of
common stock.

The Corporation

repurchased a

total of

5,066,864 shares

at an

average purchase

price of

$78.9443, which

were
recorded as treasury stock by $440 million under

the March ASR Agreement.
On December 7, 2022, the Corporation completed

the settlement of another ASR agreement (the

“August ASR Agreement”) for the
repurchase of

$231 million

of Popular’s

common stock,

for which

an initial

2,339,241 shares

were delivered

on August

26, 2022.
Upon the final

settlement of the

August ASR Agreement, the

Corporation received an additional

840,024 shares of common

stock.
The Corporation repurchased a total of

3,179,265 shares at an average purchase price

of $72.66, which were recorded as treasury
stock by $245 million under the August ASR Agreement.
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
Refer to the Credit Risk section of this MD&A

for additional information of the loan moratorium

offered to clients.
Transfer of Securities from Available-for Sale to Held-To-Maturity
In October 2022, the

Corporation transferred U.S. Treasury securities

with a fair value

of $6.5 billion (par value

of $7.4 billion) from
its available-for-sale portfolio to its held-to-maturity portfolio. Management changed its intent, given its ability to hold these securities to maturity

due to

the Corporation’s

liquidity position

and its

intention to

reduce the

impact on

accumulated other

comprehensive
income (loss) (“AOCI”) and tangible capital of further

increases in interest rates.
The

securities

were reclassified

at

fair value

at the

time

of

the transfer.

At

the

date of

the transfer,

these

securities

had

pre-tax
unrealized

losses

of

$873.0

million

recorded

in

AOCI.

This

fair

value

discount

is

being

accreted

to

interest

income

and

the
unrealized loss remaining in

AOCI is being amortized,

offsetting each other through

the remaining life of

the securities. There were
no realized gains or losses recorded as a result

of this transfer.

While changes

in the

amount of

unrealized gains

and losses

in AOCI

have an

impact on

the Corporation’s

and its

wholly-owned
banking

subsidiaries’

tangible

capital

ratios,

they

do

not

impact

regulatory

capital

ratios,

in

accordance

with

the

regulatory
framework.

Refer

to

Note

7

to

the

Consolidated

Financial

Statements

which

presents

information

about

the

Corporation’s

Debt
Securities Held-to-Maturity for additional details
Partial Release of the Deferred Tax Asset Valuation Allowance
During the

fourth quarter

of 2022,

the Corporation

recorded a

partial reversal

of the

deferred tax

asset valuation

allowance of

the
U.S. operations of $68.2 million. As

of December 31, 2022, the deferred tax

asset (“DTA”) for

the U.S. operations, mainly related to
net

operating

losses

(“NOLs”),

was

valued

at

$278

million,

net

of

the

corresponding

valuation

allowance

of

$402

million.

The
reversal during

the fourth

quarter was

determined based

on management’s

expectation of

the realization

of additional

amounts of
federal

and

state

NOLs

over

their

remaining

carryover

period.

The

determination

was

based

on

the

U.S.

operations’

sustained
profitability during the

years ended December 31,

2021 and 2022,

together with evidence of

stable credit metrics

and the length

of
the expiration of the net operating losses. As of December 31, 2022, the Corporation had approximately $525 million in

DTA related
to federal

NOLs with

expiration dates

between 2028

and 2033

and approximately

$135 million

in DTA

related to

state NOLs

with
expiration dates between 2030 and 2036.

Table 1 - Selected Financial Data
Years ended December

31,
(Dollars in thousands, except per common share data) 2022 2021 2020
CONDENSED STATEMENTS

OF OPERATIONS
Interest income $ 2,465,911 $ 2,122,637 $ 2,091,551
Interest expense 298,552 165,047 234,938
Net interest income

2,167,359 1,957,590 1,856,613
Provision for credit losses (benefit)

83,030 (193,464) 292,536
Non-interest income 897,062 642,128 512,312
Operating expenses 1,746,420 1,549,275 1,457,829
Income tax expense

132,330 309,018 111,938
Net income $ 1,102,641 $ 934,889 $ 506,622
Net income applicable to common stock $ 1,101,229 $ 933,477 $ 504,864
PER COMMON SHARE DATA
Net income per common share - basic $ 14.65 $ 11.49 $ 5.88
Net income per common share - diluted 14.63 11.46 5.87
Dividends declared 2.20 1.75 1.60
Common equity per share 56.66 74.48 71.30
Market value per common share 66.32 82.04 56.32
Outstanding shares:
Average - basic 75,147,263 81,263,027 85,882,371
Average - assuming dilution 75,274,003 81,420,154 85,975,259
End of period 71,853,720 79,851,169 84,244,235
AVERAGE BALANCES
Net loans [1] $ 30,405,281 $ 29,074,036 $ 28,384,981
Earning assets 69,729,933 68,088,675 56,404,607
Total assets 72,808,604 71,168,650 59,583,455
Deposits 64,716,404 63,102,916 51,585,779
Borrowings 1,119,878 1,255,495 1,321,772
Total stockholders'

equity
6,009,225 5,777,652 5,419,938
PERIOD END BALANCE
Net loans [1] $ 32,083,150 $ 29,299,725 $ 29,484,651
Allowance for credit losses - loans portfolio 720,302 695,366 896,250
Earning assets 64,251,062 72,103,862 62,989,715
Total assets 67,637,917 75,097,899 65,926,000
Deposits 61,227,227 67,005,088 56,866,340
Borrowings 1,400,319 1,155,166 1,346,284
Total stockholders'

equity
4,093,425 5,969,397 6,028,687
SELECTED RATIOS
Net interest margin (non-taxable equivalent basis) 3.11% 2.88% 3.29%
Net interest margin (taxable equivalent basis) -Non-GAAP 3.46 3.19 3.62
Return on assets 1.51 1.31 0.85
Return on common equity 18.39 16.22 9.36
Tier I capital 16.45 17.49 16.33
Total capital 18.26 19.35 18.81
[1] Includes loans held-for-sale.

Non-GAAP financial measures
Net interest income on a taxable equivalent basis

Net

interest

income,

on

a

taxable

equivalent

basis,

is

presented

with

its

different

components

in

Table

3

for

the

year

ended
December 31,

2022

as compared

with

the same

period in

2021, segregated

by

major categories

of

interest

earning assets

and
interest-bearing liabilities.

The interest earning assets include investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main

sources

of

tax-exempt

interest

income

are

certain

investments

in

obligations

of

the

U.S.

Government,

its

agencies

and
sponsored

entities,

and

certain

obligations

of

the

Commonwealth

of

Puerto

Rico

and

its

agencies

and

assets

held

by

the
Corporation’s international

banking entities.

To

facilitate the

comparison of

all interest

related to

these assets,

the interest

income
has

been

converted

to

a

taxable

equivalent

basis,

using

the

applicable

statutory

income

tax

rates

for

each

period.

The

taxable
equivalent computation

considers the

interest expense

and other

related expense

disallowances required

by the

Puerto Rico

tax
law. Under Puerto Rico tax law,

the exempt interest can be deducted up to the amount of taxable income. Net interest income, on a
taxable

equivalent

basis,

is

a

non-GAAP

financial

measure.

Management

believes

that

this

presentation

provides

meaningful
information since it facilitates the comparison of revenues

arising from taxable and exempt sources.
Net interest

income, on

a taxable

equivalent basis,

as used

by the

Corporation may

not be

comparable to

similarly named

non-
GAAP financial measures used by other companies.
Financial highlights for the year ended December 31,

2022
The Corporation’s net income for the year ended December 31, 2022 amounted to

$1.1 billion, compared to a net income of $934.9
million for 2021.
The discussion

that follows

provides highlights

of the

Corporation’s results

of

operations for

the year

ended December

31, 2022
compared to the results of

operations of 2021. It also

provides some highlights with respect to

the Corporation’s financial condition,
credit

quality,

capital and

liquidity.

Table

2 presents

a three-year

summary of

the components

of

net income

as a

percentage of
average total

assets. For

a discussion

of our

2021 results

of operations compared

with 2020,

see “Management’s

Discussion and
Analysis of

Financial Condition

and Results

of Operations”

in our

Annual Report

on Form

10-K for

the year

ended December

31,
2021.

Table 2 - Components of Net

Income as a Percentage of Average Total

Assets
2022 2021 2020
Net interest income 2.98% 2.75% 3.12%
Provision for credit (losses) benefit (0.11) 0.27 (0.49)
Mortgage banking activities 0.06 0.07 0.02
Net (loss) gain and valuation adjustments on investment

securities
(0.01) - 0.01
Other non-interest income

1.18 0.83 0.83
Total net interest

income and non-interest income, net of provision

for credit losses

4.10 3.92 3.49
Operating expenses (2.40) (2.18) (2.45)
Income before income tax

1.70 1.74 1.04
Income tax expense (0.19) (0.43) (0.19)
Net income 1.51% 1.31% 0.85%
Net interest income for the

year ended December 31, 2022 was

$2.2 billion, an increase of $209.8

million when compared to 2021.
The

increase in

net interest

income was

mainly

driven

by

higher interest

income

from

money market

investments due

to

higher
interest rates,

higher income

from investment

securities and

higher interest

income from

commercial and

consumer loans

due to
higher volumes and

yields. The

net interest margin

for the year

ended December 31,

2022 was 3.11

%

compared to 2.88%

for the
same period in 2021, driven by higher average volume of earning assets and higher interest rates as the Federal Reserve increased
the Federal Funds Rate

during 2022.

On a taxable equivalent

basis, net interest margin was

3.46% in 2022, compared to

3.19% in
2021. Refer to the Net Interest Income section

of this MD&A for additional information.
The

Corporation’s total

provision for

credit losses

reflected an

expense of

$83.0 million

for the

year ended

December 31,

2022,
compared to

a reserve

release of

$193.5 million

for

2021. The

expense for

the year

2022

was mostly

driven by

changes in

the
economic scenario, higher loan volumes

and changes in credit

quality.

The Corporation continued to exhibit

favorable credit quality
trends

with

low

levels

of

net

charge-offs

and

decreasing

non-performing loans.

Non-performing assets

totaled

$528.6

million

at
December 31, 2022, reflecting a decrease of $104.4 million when compared to December 31, 2021. Refer to the Provision for Credit
Losses and

Credit Risk

sections of

this MD&A

for information

on the

allowance for

credit losses,

non-performing assets,

troubled
debt restructurings, net charge-offs and credit quality metrics.
Non-interest

income

for

the

year

ended

December

31,

2022

amounted

to

$897.1

million,

an

increase

of

$254.9

million,

when
compared with 2021, mostly due to:

the $257.7 million gain related to the

Evertec Transactions and related accounting adjustments
and

higher

service

fees

due

to

higher credit

card

fees

and

merchant

network

business fees

as

a

result

of

the

revenue sharing
agreement entered

into

in connection

with the

Evertec Transactions.

Refer to

the

Non-Interest Income

section of

this

MD&A for
additional information on the major variances of

the different categories of non-interest income.
Total

operating expenses amounted to $1.7 billion for the year 2022, reflecting an increase of

$197.1 million, when compared to the
same period

in 2021,

mainly due

to higher

personnel costs

reflecting salary increases

and a

higher headcount,

professional fees,
technology

and

software

expenses,

reflecting

the

impact

of

the

investment

in

the

transformation

initiative,

higher

business
promotions expense

driven by

customer loyalty

programs and

a $17.3

million expense

associated with

the Evertec

Transactions.
Refer to the Operating Expenses section of this MD&A

for additional information.
Income tax expense

amounted to $132.3 million

for the year

ended December 31, 2022,

compared with an

income tax expense of
$309.0 million

for the

previous year.

The decrease

in income

tax expense

for the

year is

mainly due

to

the impact

of the

partial
reversal of the deferred tax asset valuation allowance of the U.S. Operations and, higher taxable income that was exempt or subject to preferential tax rates. Refer to

the Income Taxes

section in this MD&A and

Note 35 to the Consolidated Financial

Statements for
additional information

on income taxes.
At December

31, 2022,

the Corporation’s

total assets

were $67.6

billion, compared

with $75.1

billion at

December 31,

2021. The
decrease of $7.5 billion is mainly driven by lower money market investments due to a decrease in deposits mainly

in the Puerto Rico

public sector, partially offset

by an increase in loans held-in-portfolio mainly in the commercial and consumer portfolios.

Refer to the
Statement of Financial Condition Analysis section of

this MD&A for additional information.
Deposits amounted to

$61.2 billion at

December 31, 2022,

compared with $67.0

billion at December

31, 2021. Table

8 presents a
breakdown of deposits

by major categories. The

decrease in deposits was

mainly due to

lower Puerto Rico

public sector deposits.
The

Corporation’s

borrowings

amounted

to

$1.4

billion

at

December 31,

2022,

compared

to

$1.2

billion at

December 31,

2021.
Refer to Note 17 to the Consolidated Financial

Statements for detailed information on the Corporation’s

borrowings.
Refer

to

Table

7

in

the

Statement

of

Financial

Condition

Analysis

section

of

this

MD&A

for

the

percentage

allocation

of

the
composition of the Corporation’s financing to total assets.
Stockholders’ equity amounted to $4.1 billion at December 31, 2022, compared to

$6.0 billion at December 31, 2021. The decrease
was principally due to

higher accumulated unrealized losses on debt

securities available-for-sale and the impact of

two accelerated
share

repurchase

transactions

completed

during

2022,

declared

dividends,

partially

offset

by

net

income

for

the

year.

The
Corporation and its

banking subsidiaries continue to

be well-capitalized at December

31, 2022. The Common

Equity Tier

1 Capital
ratio at December 31, 2022 was 16.39%, compared

to 17.42% at December 31, 2021.
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

the Corporation is

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
credit

losses,

considering

quantitative

and

qualitative

factors

as

well

as

the

economic

outlook.

As

part

of

this

methodology,
management evaluates

various macroeconomic

scenarios provided

by third

parties. At

December 31,

2022, management

applied
probability weights to the outcome of the selected

scenarios.
The

Corporation

has

designated

as

collateral

dependent

loans

secured

by

collateral

when

foreclosure

is

probable

or

when
foreclosure is

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
debtor

is

experiencing financial

difficulties.

For

information on

the Corporation’s

TDR

policy,

refer

to

Note

2

to

the

Consolidated
Financial Statements. The established framework captures the impact of concessions through discounting modified contractual cash
flows,

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
with a corresponding charge

(reverse) to the provision

for credit losses in

the Consolidated Statements of

Operations. These loans
follow the same nonaccrual policies as non-PCD loans. Modifications of PCD loans that meet the definition of a

TDR are accounted
and reported as such following the same processes

as non-PCD loans.
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

Note 35

to the

Consolidated Financial
Statements.
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
The Corporation establishes tax liabilities or reduces tax assets for uncertain tax positions when, despite its assessment that the tax return positions are appropriate and supportable under local tax law, the Corporation believes it may not succeed in realizing the tax benefit of certain

positions if challenged.

In evaluating

a tax position,

the Corporation determines

whether it is

more likely than

not
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
the

goodwill.

The

Corporation

estimates

the

fair

value

of

each

reporting

unit,

consistent

with

the

requirements

of

the

fair

value
measurements

accounting

standard,

generally

using

a

combination

of

methods,

including

market

price

multiples

of

comparable
companies and

transactions, as

well as

discounted cash

flow analyses.

Subsequent reversal

of goodwill

impairment losses

is not

permitted under applicable accounting standards. For a detailed description of the annual goodwill impairment evaluation performed by the Corporation during the third quarter of 2022,

refer to Note 15 to the Consolidated Financial

Statements.
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

2022

was

$619.9

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
plan’s expected asset

allocation for the year

2023 using the

Willis Towers

Watson US Expected

Return Estimator.

This analysis is
reviewed by the Corporation

and used as a

tool to develop expected

rates of return, together

with other data. This

forecast reflects
the actuarial firm’s view of

expected long-term rates of return for each significant asset class or economic indicator as of January

1,
2023;

for

example, 8.5%

for

large

cap

stocks,

8.8% for

small cap

stocks,

9.0% for

international stocks,

6.1% for

long

corporate
bonds

and

4.9%

for

long

Treasury

bonds.

A

range

of

expected

investment

returns

is

developed,

and

this

range

relies

both

on
forecasts and on broad-market historical benchmarks

for expected returns, correlations, and volatilities

for each asset class.

As a consequence of recent

reviews, the Corporation increased its expected return

on plan assets for year

2023 to 5.9% and 6.5%
for the Pension

Plans. Expected rates

of return of

4.3% and 5.4%

had been used

for 2022 and

4.6% and 5.5%

had been used

for
2021 for the Pension Plans. Since the expected return assumption is on a long-term basis, it is not materially impacted by the yearly fluctuations (either positive or negative) in the actual

return on assets. The expected return can be materially

impacted by a change
in the plan’s asset allocation.
Net Periodic

Benefit Cost

(“pension expense”)

for the

Pension Plans

amounted to

a net

benefit of

$0.5 million

in 2022.

The total
pension expense included a benefit of $35.4 million

for the expected return on assets.

Pension expense is sensitive

to changes in the

expected return on assets.

For example, decreasing the expected

rate of return for
2022 from

5.9% to

5.65% would

increase the

projected 2023

pension expense

for the

Banco Popular

de Puerto

Rico Retirement
Plan, the Corporation’s largest plan, by approximately

$1.4 million.

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

recognized as an income tax

expense or benefit which

shall be allocated
to various

components of

the financial

statements, including

other comprehensive

income.

The determination

of the

fair value

of
pension

plan

obligations

involves

judgment,

and

any

changes

in

those

estimates

could

impact

the

Corporation’s

Consolidated
Statements of Financial

Condition. Management believes that

the fair value

estimates of the

Pension Plans assets

are reasonable
given

the

valuation

methodologies

used

to

measure

the

investments

at

fair

value

as

described

in

Note

28

to

the

Consolidated
Financial

Statements.

Also,

the

compositions

of

the

plan

assets

are

primarily

in

equity

and

debt

securities,

which

have

readily
determinable quoted market prices. The Corporation

had recorded a pension liability of $8.3

million at December 31, 2022.

The Corporation uses

the spot rate

yield curve from

the Willis Towers

Watson RATE:

Link (10/90) Model

to discount the

expected
projected

cash

flows

of

the

plans.

The

equivalent

single

weighted

average

discount

rate

ranged

from

5.34%

to

5.37%

for

the
Pension Plans and 5.42% for the OPEB Plan to determine

the benefit obligations at December 31, 2022.
A 50

basis point

decrease to

each of

the rates

in the

December 31,

2022 Willis

Towers

Watson RATE:

Link (10/90)

Model would
increase the

projected 2023

expense for

the Banco

Popular de

Puerto Rico

Retirement Plan

by approximately

$1.8 million.

The
change would not affect the minimum required contribution

to the Pension Plans.

The OPEB Plan was unfunded (no assets were held by the plan) at December 31, 2022. The Corporation had recorded a liability for the underfunded postretirement benefit obligation of

$118.3 million at December 31, 2022.

STATEMENT

OF OPERATIONS ANALYSIS
Net Interest Income

Net interest income is the interest earned from loans, debt securities and money market investments, including loan fees, minus the
interest cost of deposits and borrowed money.

Various risk factors

affect net interest income including the economic environment in which we operate, market related events, the mix

and size of the earning assets and

related funding, changes in volumes, repricing
characteristics,

loan

fees

collected,

moratoriums granted

on

loan

payments

and

delay

charges,

interest

collected

on

nonaccrual
loans, as well as strategic decisions made by the

Corporation’s management.
Net

interest

income

for

the

year

ended

December

31,

2022

was $2.2

billion

or

$209.8

million

higher than

in

2021.

Net

interest
income, on a taxable equivalent basis, for

the year ended December 31, 2022 was $2.4 billion

compared to $2.2 billion in 2021.
The average key index rates for the years 2022 and

2021 were as follows:

2022 2021
Prime rate………………………………………………………………………………………………….
4.86% 3.25%
Fed funds rate…………………………………………………………………………………………….
1.86 0.25
3-month Treasury Bill…………………………………………………………………………………….
2.01 0.03
10-year Treasury………………………………………………………………………………………….
2.95 1.44
FNMA 30-year…………………………………………………………………………………………….
4.26 1.84
Average

outstanding securities

balances are

based upon

amortized cost

excluding any

unrealized gains

or losses

on securities.
Non-accrual

loans

have

been

included

in

the

respective

average

loans

and

leases

categories.

Loan

fees

collected,

and

costs
incurred

in

the

origination

of

loans

are

deferred

and

amortized

over

the

term

of

the

loan

as

an

adjustment

to

interest

yield.
Prepayment penalties, late fees

collected and the

amortization of premiums /

discounts on purchased loans,

including the discount
accretion on purchased credit

deteriorated loans (“PCD”), are

also included as

part of the

loan yield. Interest income

for the period
ended December 31,

2022, included $44.6

million related to

those items, compared

to $131.5 million

for the

same period in

2021.
The year over

year decrease is

related to lower

amortized fees resulting from

the forgiveness of

PPP loans by

$55.7 million, lower
discount amortization on commercial loans by $16.3 million mainly driven by lower interest from cancellation of PCD loans and $6.6
million lower amortization of the fair value discount

of the auto portfolios acquired in previous

years.

Table

3 presents

the

different

components

of

the

Corporation’s

net

interest

income,

on

a

taxable

equivalent

basis,

for

the

year
ended December 31,

2022, as compared

with the same

period in 2021,

segregated by major

categories of interest

earning assets
and

interest-bearing

liabilities.

Net

interest

margin

was

3.11%

in

2022

or

23

basis

points

higher

than

the

2.88%

reported

in
2021. The

higher

net

interest

margin

for

the

year

is

driven

by

$1.6

billion

higher

average

volume

of

earning

assets

and

higher
interest rates as

the Federal Reserve

increased the Federal

Funds Rate by

425 basis points

during 2022. On

a taxable equivalent
basis, net interest margin

was 3.46% in 2022, compared to 3.19%

in 2021, an increase

of 27 basis points.

The main drivers for the
increase in net interest income on a taxable equivalent

basis were:
Positive variances:
●
Higher interest income

from money market

investments by $96.9

million due to

higher interest rates

by 111

basis points,
partially offset by lower volume by $6.5 billion,

as part of the liquidity was deployed to

purchase investment securities and
fund loan growth;
●
Higher interest income from investment securities by

$156.1 million due to a higher volume

by $6.8 million;
●
Higher interest income from loans by $130.1

million due to:
●
Increase in commercial loan Interest

income by $71.4 million driven

by a higher average

volume of loans by
$1.1

billion

and

higher

yield

by

7

basis

points

as

the

origination

of

loans

occurs

in

a

higher

interest

rate
scenario and

the positive

impact on

the repricing

of adjustable-rate

loans, partially

offset by

lower amortized
fees

resulting

from

the

forgiveness

of

PPP

loans

by

$55.7

million

and

lower

discount

amortization

on
commercial loans by $16.3 million mainly from

cancellation of PCD loans;

●
Higher interest income from

consumer loans by $44.8

million resulting from a

higher volume by $280

million
and higher

yield by

49 basis

points, driven

by the

increase in

personal loans

year over

year and

increase in
credit cards volume.
Partially offset by:
●
Higher interest

expense on

deposits by

$141.2

million

due to

the increase

in interest

cost

by

29 basis

points

resulting
mainly from a

higher cost of

the fully indexed

Puerto Rico government

deposits and the

increase in cost

of Popular U.S.
deposits.

Under the

terms

of

BPPR’s

deposit pricing

agreement with

Puerto

Rico

public sector,

public funds

rates

are
market linked

with a

lag minus

a specified

spread. As

such, if

short-term interest

rates continue

to

increase, we

would
expect the costs

of public funds

to continue to

increase. This source

of funding still

results in an

attractive spread under
market rates.

Table 3 – Analysis of Levels & Yields

on a Taxable Equivalent Basis

from Continuing Operations (Non-GAAP)
Year ended December 31,
Variance
Average Volume Average Yields / Costs Interest Attributable to
2022 2021 Variance 2022 2021

Variance
2022 2021 Variance Rate Volume
(In millions) (In thousands)
$ 9,531 $ 16,000 $ (6,469) 1.24% 0.13% 1.11 % Money market investments $ 118,079 $ 21,147 $ 96,932 $ 108,780 $ (11,848)
29,743 22,931 6,812 2.23 2.22 0.01 Investment securities [1] 664,278 508,131 156,147 16,116 140,031
51 84 (33) 5.94 5.16 0.78
Trading securities

3,049 4,339 (1,290) 600 (1,890)
Total money market,

investment and trading
39,325 39,015 310 2.00 1.37 0.63 securities 785,406 533,617 251,789 125,496 126,293
Loans:
14,562 13,455 1,107 5.46 5.39 0.07
Commercial

795,115 723,765 71,350 10,997 60,353
778 849 (71) 6.29 5.41 0.88 Construction 48,920 45,821 3,099 7,172 (4,073)
1,475 1,289 186 5.92 6.00 (0.08) Leasing 87,274 77,356 9,918 (1,093) 11,011
7,322 7,696 (374) 5.34 5.09 0.25 Mortgage 391,133 392,047 (914) 18,584 (19,498)
2,743 2,463 280 11.66 11.17 0.49 Consumer 319,920 275,078 44,842 11,546 33,296
3,525 3,322 203 8.02 8.47 (0.45) Auto 282,533 280,722 1,811 (14,833) 16,644
30,405 29,074 1,331 6.33 6.19 0.14 Total loans 1,924,895 1,794,789 130,106 32,373 97,733
$ 69,730 $ 68,089 $ 1,641 3.89% 3.43% 0.46 % Total earning assets $ 2,710,301 $ 2,328,406 $ 381,895 $ 157,869 $ 224,026
Interest bearing deposits:
$ 25,884 $ 25,959 $ (75) 0.61% 0.12% 0.49 % NOW and money market [2] $ 158,664 $ 31,911 $ 126,753 $ 127,953 $ (1,200)
15,886 15,429 457 0.20 0.18 0.02
Savings

32,400 27,123 5,277 4,983 294
6,853 7,028 (175) 0.90 0.75 0.15 Time deposits 61,781 52,587 9,194 10,241 (1,047)
48,623 48,416 207 0.52 0.23 0.29
Total interest bearing

deposits
252,845 111,621 141,224 143,177 (1,953)
206 92 114 2.78 0.35 2.43 Short-term borrowings 5,737 318 5,419 2,030 3,389
Other medium and

939 1,185 (246) 4.26 4.49 (0.23) long-term debt 39,970 53,107 (13,137) 63 (13,200)
Total interest bearing
49,768 49,693 75 0.60 0.33 0.27 liabilities 298,552 165,046 133,506 145,270 (11,764)
16,094 14,687 1,407 Demand deposits
3,868 3,709 159 Other sources of funds
$ 69,730 $ 68,089 $ 1,641 0.43% 0.24% 0.19 % Total source of funds 298,552 165,046 133,506 145,270 (11,764)
3.46% 3.19% 0.27%
Net interest margin/ income
on a taxable equivalent basis
(Non-GAAP) 2,411,749 2,163,360 248,389 $ 12,599 $ 235,790
3.29% 3.10% 0.19 % Net interest spread
Taxable equivalent
adjustment 244,390 205,770 38,620
3.11% 2.88% 0.23%
Net interest margin/ income
non-taxable equivalent basis
(GAAP) $ 2,167,359 $ 1,957,590 $ 209,769
Note: The changes that are not due solely to volume or

rate are allocated to volume and rate based on the

proportion of the change in each category.
[1] Average balances exclude unrealized gains or losses

on debt securities available-for-sale and the unrealized

loss related to certain securities transferred
from available-for-sale to held-to-maturity.
[2] Includes interest bearing demand deposits corresponding

to certain government entities in Puerto Rico.

Provision for Credit Losses - Loans Held-in-Portfolio

and Unfunded Commitments
For the

year ended

December 31,

2022, the

Corporation recorded

an expense

of $84.2

million for

its allowance

for credit

losses
(“ACL”) related to loans held-in-portfolio and unfunded commitments, compared with a reserve release of $191.3 million for the year ended

December

31,

2021.

The

provision

expense

related

to

the

loans-held-in-portfolio

for

the

year

2022

was

$83.3

million,
compared

to

a

reserve

release

of

$183.3

million

for

the

year

2021.

The

reserve

increase

is

mostly

driven

by

changes

in

the
economic scenario, higher loan

volumes and changes in

credit quality.

The updated economic scenarios

used to estimate the

ACL
on December

31, 2022

considered an

expected slowdown in

the economy

as a

result of

tight monetary

policy,

weaker job

growth
and persistent inflation. The reserve release recorded in 2021 was driven by the release of Covid-related reserves recorded in 2020.
The provision for

unfunded commitments for

the year 2022

reflected an expense

of $0.9 million,

compared to a

reserve release of
$8.0 million for the same period of 2021.

The provision expense related

to loans held-in-portfolio for

the BPPR segment was

$69.5 million for the

year ended December 31,
2022, compared to

a reserve release

of $129.0 million

for the

year ended December

31, 2021, an

unfavorable variance of

$198.6
million. The provision expense related to loans held-in-portfolio for the Popular U.S. segment was $13.8 million for the year 2022, an unfavorable variance of $68.1 million, compared to

a reserve release of $54.3 million for

the year 2021.
At

December

31,

2022,

the

total

allowance

for

credit

losses

for

loans

held-in-portfolio amounted

to

$720.3

million,

compared

to
$695.4

million

as

of

December

31,

2021.

The

ratio

of

the

allowance

for

credit

losses

to

loans

held-in-portfolio

was

2.25%

at
December

31,

2022, compared

to

2.38%

at

December 31,

2021. Refer

to

Note

9

to

the

Consolidated Financial

Statements, for
additional information on the Corporation’s methodology to estimate its ACL. As discussed therein, within the process to estimate its
ACL, the Corporation applies probability weights to the

outcomes of simulations using Moody’s Analytics’ Baseline, S3 (pessimistic)
and

S1

(optimistic) scenarios.

The baseline

scenario is

assigned the

highest probability,

followed

by the

pessimistic scenario.

In
addition,

refer

to

the

Credit

Risk

section

of

this

MD&A

for

a

detailed

analysis

of

net

charge-offs,

non-performing

assets,

the
allowance for credit losses and selected loan

losses statistics.
Provision for Credit Losses – Investment Securities
The

Corporation’s

provision

for

credit

losses

related

to

its

investment

securities

held-to-maturity

is

related

to

the

portfolio

of
obligations

from

the

Government

of

Puerto

Rico,

states

and

political

subdivisions.

For

the

year

ended

December

31,

2022,

the
Corporation recorded a reserve release of

$1.2 million, compared to a reserve

release of $2.2 million for the

year ended December
31, 2021. At

December 31, 2022,

the total allowance

for credit losses

for this portfolio

amounted to $6.9

million, compared to

$8.1
million as of December 31, 2021. Refer to Note 7 to the Consolidated Financial Statements for additional information on the ACL for this portfolio.
Non-Interest Income
For the

year ended December

31, 2022, non-interest

income increased by

$254.9 million, when

compared with the

previous year.
The results for the year 2022 included a $257.7 million gain related to the Evertec

Transactions and related accounting adjustments.
Other factors that contributed to the variance in non-interest income were:
●

higher other service fees by $22.8 million, principally at the BPPR segment, due to higher credit card fees by $18.9 million mainly in interchange income resulting from higher customer purchase activity and higher fees from the merchant network business by $6.7 million due to the revenue sharing

agreement entered into in connection with

the Evertec Transactions;

●

a

favorable

adjustment

of

$9.2

million

in

the

fair

value

of

the

contingent

consideration

related

to

purchase

price
adjustments

for

the

acquisition

of

the

K2

Capital

Group

LLC

business

in

2021

(‘’K2

Acquisition’’),

as

the

Corporation
updated its estimates related to the ability to realize

the earnings targets for the contingent payment; and
●

a gain of $8.2 million from the sale of an

investment which had been previously written off;
partially offset by:

●

lower service charges on deposit accounts by $5.5 million, mainly at BPPR, due to lower overdraft related charges, in part due to the

Corporation’s determination of

eliminating insufficient funds

fees and modifying

overdraft fees effective

on the
third quarter of 2022 and lower cash management service charges from commercial clients due to higher earnings credits on transactional accounts driven by the current interest

rate environment;
●

lower

income

from

mortgage

banking

activities

by

7.7

million

mainly

due

to

lower

gains

from

loan

securitization

and
valuation adjustments

on loans

held for

sale

by

$21.9 million,

impacted by

the

Corporation’s determination

in the

third
quarter of 2022 to

retain certain guaranteed loans as

held for investment; partially offset

by a favorable variance of

$10.4
million in the

fair value adjustments for

mortgage servicing rights driven

by slower projected prepayments

in the serviced
portfolio and higher gains from closed derivative

positions by $5.3 million;
●

an unfavorable variance of $7.5 million on the fair value adjustments to the portfolio of equity securities related to deferred benefit plans, which have an offsetting effect recorded as

lower personnel costs; and
●

the gain of $7.0 million recognized in the third

quarter of 2021 by BPPR as a result of

the sale and partial leaseback of two
corporate office buildings.
Operating Expenses
As discussed

in the

significant events

section of

this MD&A,

to facilitate

the transparency

of the

progress with

the transformation
initiative and

to better

portray the

level of

technology related

expenses categorized

by the

nature of

the expense,

effective in

the
fourth

quarter

of

2022,

the

Corporation

has

separated

technology,

professional

fees

and

transactional

activities

as

standalone
expense categories

in the

accompanying Consolidated

Statements

of

Operations. There

were no

changes to

the total

operating
expenses presented.

Prior periods amount in the financial

statements and related disclosures have been reclassified to conform to
the current presentation.

Table 4 provides the detail of the reclassifications for each respective year.

Table 4 - Operating Expen

ses Reclassification
2021 2020
Financial statement line item As reported Adjustments Adjusted As reported Adjustments Adjusted
Equipment expenses $ 92,097 $ (59,178) $ 32,919 $ 88,932 $ (56,418) $ 32,514
Professional services 410,865 (284,144) 126,721 394,122 (261,708) 132,414
Technology and

software expenses
- 277,979 277,979 - 263,886 263,886
Processing and transactional services - 121,367 121,367 - 112,039 112,039
Communications 25,234 (11,205) 14,029 23,496 (10,266) 13,230
Other expenses 136,988 (44,819) 92,169 128,882 (47,533) 81,349
Net effect on operating expenses $ 665,184 $ - $ 665,184 $ 635,432 $ - $ 635,432

Table 5 provides a breakdown of operating expenses by major categories.

Table 5 - Operating Expenses
Years ended December

31,

(In thousands) 2022 2021 2020
Personnel costs:
Salaries $ 432,910 $ 371,644 $ 370,179
Commissions, incentives and other bonuses 155,889 142,212 78,582
Pension, postretirement and medical insurance 56,085 52,077 44,123
Other personnel costs, including payroll taxes 74,880 65,869 71,321
Total personnel

costs
719,764 631,802 564,205
Net occupancy expenses 106,169 102,226 119,345
Equipment expenses 35,626 32,919 32,514
Other taxes 63,603 56,783 54,454
Professional fees 172,043 126,721 132,414
Technology and

software expenses
291,902 277,979 263,886
Processing and transactional services:
Credit and debit cards 45,455 40,383 40,903
Other processing and transactional services 81,690 80,984 71,136
Total processing

and transactional services
127,145 121,367 112,039
Communications 14,885 14,029 13,230
Business promotion:
Rewards and customer loyalty programs 51,832 38,919 30,380
Other business promotion 37,086 34,062 27,228
Total business

promotion
88,918 72,981 57,608
FDIC deposit insurance 26,787 25,579 23,868
Other real estate owned (OREO) income (22,143) (14,414) (3,480)
Other operating expenses:
Operational losses 32,049 38,391 26,331
All other 77,397 53,778 55,018
Total other operating

expenses
109,446 92,169 81,349
Amortization of intangibles 3,275 9,134 6,397
Goodwill impairment charge 9,000 - -
Total operating

expenses
$ 1,746,420 $ 1,549,275 $ 1,457,829
Personnel costs to average assets 0.99% 0.89% 0.95%
Operating expenses to average assets 2.40 2.18 2.45
Employees (full-time equivalent) 8,813 8,351 8,522
Average assets per employee (in millions) $8.26 $8.52 $6.99
Operating expenses

for the

year ended

December 31,

2022 increased

by $197.1

million, when

compared with

the previous

year.
The increase in operating expenses was driven

primarily by:
●

Higher

personnel

costs

by

$88.0

million

mainly

due

to

higher

salaries

expense

by

$61.3

million

as

a

result

of

market
adjustments,

annual salary

revisions and

an increase

in headcount,

higher commission

and incentives

by $13.7

million,
due to higher headcount, salary revisions and, in part, profit-sharing expense and higher payroll taxes and fringe benefits, including health and retirement benefits, reflecting

the overall increase in salary base;
●

Higher net occupancy expense by $3.9 million mainly due to BPPR’s lower rental income due to the sale of two corporate
office buildings during the third quarter of 2021, coupled with higher rent expense related to the space remaining occupied by BPPR;

●

Higher other taxes by

$6.8 million mainly due to

an increase in personal property

tax expense and a higher

base used to
estimate an annual Puerto Rico regulatory license

fee;
●

Higher professional fees by $45.3 million primarily due

to Corporate initiatives including $22 million related to

a multi-year
corporate transformation

initiative to

expand the

Corporation’s digital

capabilities, modernize

its technology

platform and
implement agile and efficient business processes;
●

Higher technology and software

expenses by $13.9

million mainly due

to higher software

amortization expense by $10.3
million, including

$2.4 million

related to

the software

intangible assets acquired

as part

of the

Evertec Transactions,

and
higher

IT

professional

fees

and

network

management

expense

by

$15.5

million

due

to

various

ongoing

technology
projects; partially offset

by a decrease in

charges related to internet

banking of $9.6 million

and lower application hosting
expense reflecting savings as a result of the Evertec

Transactions;
●

Higher

processing

and

transactional

services

by

$5.8

million

mainly

due

to

higher

credit

and

debit

card

processing
expense as

a result

of higher transactional

volumes, reflecting

an increase in

customer purchase activity;

partially offset
by lower merchant processing

due to higher incentives received

during the year related to

the ATH

Network Participation
Agreement entered into in connection with the

Evertec Transactions;
●

Higher business promotion expense by $15.9 million mainly due to higher customer reward program expense in our credit card business by $12.9

million, reflecting an increase

in customer purchase activity,

higher sponsorship expense by $1.5
million and higher donations by $1.2

million, including hurricane related donations;
●

Higher

total

other

operating

expenses,

including

operational

losses,

by

$17.3

million

mainly

due

to

the

$17.3

million
expense related to the Evertec Transactions;

net of $6.9 million in credits received in

connection with this transaction and
higher gain on sale of foreclosed auto units by

$6.6 million; offset by $6.5 million of lower sundry

losses;

and
●

a goodwill impairment charge of $9.0 million due

to a decrease in Popular Equipment Finance’s (PEF) projected earnings considered as part of the Corporation’s annual goodwill

impairment analysis.
These variances were partially offset by:
●

Higher

other

real

estate

owned

(OREO)

income

by

$7.7

million

mainly

due

to

higher

gain

on

sale

of

commercial
properties;

and
●

Lower amortization

of intangibles

by $5.9

million due

to an

impairment write-down

of $5.4

million of

a trademark

during
2021.
Income Taxes
For the

year ended

December 31,

2022, the

Corporation recorded an

income tax

expense of

$132.3 million,

compared to

$309.0
million for

the same

period of

2021.

The income

tax expense

for the

year ended

December 31,

2022, reflects

the impact

of the
reversal of a portion of the deferred tax asset valuation allowance of the U. S. Operations amounting to $68.2 million, higher taxable income

subject

to

preferential tax

rates,

primarily attributed

to

the

gain

from

the

sale

of

Evertec shares,

and

higher tax

exempt
income recorded during this year.
At December

31, 2022,

the Corporation

had a

net deferred

tax asset

amounting to

$1 billion,

net of

a valuation

allowance of

$0.5
billion. The net deferred tax asset related to the U.S.

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

Fourth Quarter Results
The Corporation recognized net income of $257.1 million for the quarter ended December 31, 2022, compared with a net income

of
$206.1 million for the same quarter of 2021.
Net interest income for the fourth quarter of

2022 amounted to $559.6 million, compared with $501.3 million for the fourth quarter of
2021, an increase of $58.3 million.

The increase in net interest income was mainly due higher interest rates as the Federal Reserve increased the Federal

Funds Rate by

425 basis points

during 2022 and

higher average balance

of loans resulting

from the growth
during 2022

at both

BPPR and

PB. The

net interest

margin increased

by 50

basis points

to 3.28%

due to

an increase

in market
rates

and

the

earning

assets

mix,

that

had

a

higher

concentration on

loans

which

carry

a

higher

yield

than

money

market

and
investment securities. On a taxable equivalent

basis, the net interest margin for the

fourth quarter of 2022 was 3.64%, compared

to
3.02% for the fourth quarter of 2021.
The provision

for credit

losses was

a $49.5

million for

the fourth

quarter of

2022, compared

to a

reserve release

benefit of

$33.1
million for the fourth quarter of 2021. The provision expense recorded in the fourth quarter or 2022 reflects

changes in credit metrics,
portfolio growth

as well

as changes

in the

macroeconomic outlook

and considers

an

expected slowdown

in the

economy during
2023, as

a result

of weaker

job growth,

monetary policy

and the

persistent inflation.

The benefit

recorded in

the fourth

quarter of
2021

was

reflective

of

improvements

in

the

credit

metrics

and

the

macroeconomic

outlook

as

well

as

releases

in

qualitative
reserves.

Non-interest income

amounted to

$158.5 million

for the

quarter ended

December 31,

2022, compared

with $164.7

million for

the
same quarter in 2021. The

decrease of $6.2 million was mainly

due lower income from mortgage banking activities by

$10.5 million
due to

an unfavorable

variance of

$4.1 million

in the

fair value

adjustments of

mortgage servicing

rights and

lower gains

from the
sale and securitization of

mortgage loans as the

Corporation made the determination to

retain certain guaranteed loans

as held for

investment. In addition,

service charges on

deposit accounts were

lower by $6.9

million, due to

lower overdraft related

charges, in
part due

to the

Corporation’s determination of

eliminating insufficient funds

fees and

modifying overdraft fees

effective on

the third
quarter

of

2022

and

lower

cash

management

service

charges

from

commercial

clients

due

to

higher

earnings

credits

on
transactional accounts.
Operating expenses

totaled $461.7

million for

the quarter

ended December

31, 2022,

compared with

$417.4 million

for the

same
quarter in

the previous

year.

The increase

of $44.3

million is

mainly related

to higher

personnel costs

by $29.7

million, due

to

a
higher

headcount

and

market

and

annual

salary

revisions

as

well

as

higher

incentives

and

commissions;

higher

professional
services expense

by $16.6

million due

to various

corporate projects,

including the

transformation initiative;

higher technology

and
software expenses by $7.3

million due to various

ongoing technology projects and

software amortization, including from the

assets
acquired from Evertec; partially offset by higher benefit from OREO related activity by $5.3 million due to gains on sale of foreclosed properties; lower operational losses by $7.8 million and lower amortization of intangibles by $5.3 million due to an

impairment write-
down of $5.4 million of a trademark during 2021.
For the quarter ended December

31, 2022, the Corporation recorded

an income tax benefit of

$50.3 million, compared with income
tax expense of $75.6 million for

the same quarter of 2021. The

favorable variance in income tax expense was mainly

attributable to
a

partial

reversal

of

the

deferred tax

asset valuation

allowance

of

the

U.S.

operation during

the

fourth

quarter

of

2022

of

$68.2
million and lower

income before tax,

higher benefit from

tax-exempt income, including true-up

adjustment of $9.5 million

in relation
to the

fiscal year

2021 tax

returns for

the P.R.

subsidiaries filed

in the

fourth quarter

and related

year-to-date adjustments

for the
same concept.

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

The Corporate group reported a net income of $150.1

million for the year ended December 31, 2022,

compared with a net income of
$13.4

million

for

the

previous

year.

The

increase

in

net

income

was

mainly

attributed

to

the

$128.8

million

in

after-tax

gains
recognized by the Corporation as

a result of the

Evertec Stock Sale and related

accounting adjustments; lower interest expense by
$10.4 million

from the

redemption in

the fourth

quarter of

2021 of

$186.7 million

in Trust

Preferred Securities

issued by

Popular
Capital Trust I; and higher earnings from equity method investments.
Highlights on the earnings results for the reportable

segments are discussed below:
Banco Popular de Puerto Rico

The Banco Popular

de Puerto Rico reportable

segment’s net income

amounted to $782.0

million for the

year ended December 31,
2022, compared with $787.5 million for

the year ended December 31, 2021.

The principal factors that contributed to the

variance in
the financial results included the following:

●

Higher

net

interest

income

by

$148.9

million

due

to

higher

income

from

money

market

and

investment

securities

by
$218.3

million mainly

due to

higher yields

driven by

the increase

in rates

by the

Federal Reserve

and

higher

average
balances of

U.S. Treasury

securities;

higher interest

income from

loans by

$54.7 million,

mainly due

to higher

average
balances from consumer, leasing and

commercial loans; partially offset by

higher interest expense on deposits by $123.7
million

mainly

due to

higher costs

on the

market- indexed

Puerto Rico

government deposits,

NOW accounts

and time
deposits.

The

BPPR

segment’s

net

interest margin

was

3.05%

for

2022

compared

with

2.86% for

the

same

period in
2021.

●

A provision for loan losses expenses of $70.3 million in 2022, compared to a reserve release of $136.4 million for the year ended 2021,

or

an unfavorable

variance of

$206.7 million.

The provision

for loan

losses for

2022

reflects an

expected
slowdown in the economy in

2023. During 2021, BPPR recorded a

reserve for credit losses release of

$136.4 million due
to improved credit metrics and Covid-related macroeconomic

outlook and

changes in qualitative reserves;

●

Higher non-interest income by $115.0 million mainly due to:
●

Higher other operating income by $112.0 million mostly due to the benefit related to the Evertec Business Acquisition
Transaction,

●

Higher

other

service

fees

by

$21.3

million

due

to

higher

merchant

acquiring

fees

related

to

the

revenue

sharing
agreement

entered

in

connection with

the

Evertec

Transactions

and

higher

credit

card

fees

as

a

result

of

higher
interchange transaction volumes.

●

Higher operating expenses by $167.8 million, mainly

due to:

●

Higher other

expenses by $75.5

million mainly due

to higher allocations

from the

Corporate group by

$56.0 million,
mainly advisory and other professional services, and

a $17.3 million expense related to Evertec Transactions;
●

Higher personnel costs by $71.8 million driven

by higher salaries and benefits due to market

salary adjustments and
annual salary revisions

and a higher

headcount; higher incentive compensation,

higher profit sharing expenses

and
higher fringe benefits;

●

Higher

business

promotions

by

$15.6

million

mainly

due

to

higher

customer

rewards

expense

related

to

higher
transactional volumes and higher sponsorships and donations,

including hurricane related assistance;

●

Higher

technology and

software expenses

by

$5.7

million

including $2.4

million

related

to

the software

intangible
assets acquired as part of the Evertec Transactions, and costs associated with several ongoing projects;

●

Higher processing

and transactional

services by

$5.8 million

mainly due

to higher

credit and

debit card

processing
expense as

a result

of higher

transactional volumes,

reflecting an

increase in

customer purchase

activity;

partially
offset by

lower merchant

processing due

to higher

incentives received

during the

year related

to the

ATH

Network
Participation Agreement entered into in connection with

the Evertec Transactions;

Partially offset by:

●

Higher OREO income by $7.4 million mainly due

to higher gain on sale of OREO of $5.9

million.
●

Lower professional fees by $3.8 million mainly due

to lower consulting fees related to ongoing projects.

●

Lower

income

tax

expense

by

$105.1

million

due

to

lower

income

before

tax

and

higher

income

that

was

exempt

or
subject to preferential tax rates.
Popular U.S.

For the

year ended

December 31, 2022, the

reportable segment of

Popular U.S.

reported net income

of $170.3

million, compared
with a net

income of $134.1 million for

the year ended December

31, 2021. The principal

factors that contributed to

the variance in
the financial results included the following:

●

Higher net interest income by $51.8 million mainly due to higher interest income from loans by $74.2 million mainly due to higher

average

balances from

commercial

loans as

well

as

higher yields

due

to

increase

in

rates; and

higher

interest
income from money market investment securities by $2.9 million due to higher rates,

partially offset by lower income from
debt securities by

$1.6 million and higher

cost of deposits

by $22.9 million due

to higher interest rates.

The Popular U.S.
reportable segment’s net interest margin was 3.68%

for 2022 compared with 3.39% for the same period

in 2021;

●

An unfavorable variance of

$69.3 million on the

provision for loan losses

and unfunded commitments, due to

the reserve
release

of

$56.9

million

in

2021,

which

reflected

improvements

in

credit

metrics

and

Covid-related

economic

outlook,

compared to

a provision

expense of

$12.5 million

recorded in

2022 which

reflected an

expected economic

slowdown in
2023;

●

Higher non-interest income by

$7.4 million mainly due

to the positive adjustment

of $9.2 million on

the contingent liability
related to the K-2 Acquisition;
●

Higher operating expenses by $35.4 million mainly due

to:

●

Higher personnel costs by $10.2 million due to

salary market and annual adjustments;
●

Higher

other

expenses

by

$7.4

million

due

to

higher

charges

allocated from

the

Corporate segment,

mainly
professional fees; and
●

The goodwill impairment charge of $9.0 million recorded

at PEF.
●

Lower

income

tax

expense

by

$81.7

million

due

mainly

to

a

lower

income

before

tax

and

the

partial

reversal

of

the
deferred tax asset valuation allowance recorded during

the fourth quarter of 2022 of $68.2 million.

STATEMENT

OF FINANCIAL CONDITION ANALYSIS

Assets
The Corporation’s total

assets were $67.6 billion

at December 31, 2022,

compared to $75.1 billion

at December 31, 2021.

Refer to
the Corporation’s Consolidated Statements of Financial Condition at December 31, 2022 and 2021 included in this 2022 Form 10-K.
Also, refer to the Statistical Summary 2022-2021

in this MD&A for Condensed Statements of Financial

Condition.

Money market investments and debt securities
Money market

investments decreased

by $11

.9 billion

at December

31, 2022,

when compared

to December

31, 2021.

This was
impacted

by

the

decrease

in

deposits of

$5.8

billion,

mainly

in the

Puerto

Rico

Public

sector,

and

the deployment

of

liquidity to
purchase

debt

securities.

Debt

securities

available-for-sale

decreased

by

$7.2

billion,

while

debt

securities

held-to-maturity
increased by $8.4 billion. As previously mentioned, during

2022 the Corporation transferred U.S. Treasury securities with a fair value

of $6.5 billion (par

value of $7.4 billion)

from its available-for-sale portfolio to

its held-to-maturity portfolio. Refer to

Notes 6 and 7

to
the Consolidated Financial

Statements for additional

information with respect

to the

Corporation’s debt securities

available-for-sale
and held-to-maturity.
Loans
Refer to Table

6 for a breakdown of

the Corporation’s loan portfolio. Also,

refer to Note 8

to the Consolidated Financial Statements
for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.
Loans

held-in-portfolio increased

by

$2.8

billion to

$32.1

billion

at

December

31,

2022,

mainly

due

to

growth in

the

commercial
portfolio

of

$2.0

billion,

reflected

at

both

BPPR

and

PB

by

approximately $1.0

billion,

at

each

segment

and

consumer

loans

at
BPPR.

The

commercial

loans

growth

includes

U.S.

region

loans

participated

between

BPPR

and

PB.

During

the

year

ended
December

31,

2022, BPPR

participated in

loans

originated by

PB

totaling

$184

million.

Consumer loans

at

BPPR

increased

by
$532.4 million in the aggregate including credit

cards, personal loans and auto loans.

The increase in BPPR’s consumer portfolio is
aligned with the increase in

retail sales and consumer spending in

Puerto Rico during 2022 and

the purchase of national consumer
loans through

its U.S.

branch. The

auto loans

portfolio at

BPPR benefited

from the

sustained level

of auto

sales, which

although
lower than 2021, remained a higher than 2020. In addition, though mortgage loans declined by $29.7 million from the previous year, this was

impacted by

management’s determination

to retain

certain guaranteed

loans in

the portfolio,

which reduced

the portfolio
attrition.

The

allowance

for

credit

losses

for

the

loan

portfolio

increased

by

$24.9

million

mainly

due

to

changes

in

the

macroeconomic
outlook, credit quality metrics and portfolio

growth. Refer to the Credit

Quality section of the MD&A

for additional information on the
Allowance for credit losses for the loan portfolio.

Table 6 - Loans Ending Balances
At December 31,

(In thousands) 2022 2021
Loans held-in-portfolio:

Commercial

$ 15,739,132 $ 13,732,701

Construction
757,984 716,220

Leasing
1,585,739 1,381,319

Mortgage
7,397,471 7,427,196

Auto
3,512,530 3,412,187

Consumer

3,084,913 2,570,934
Total loans held-in

-portfolio
$ 32,077,769 $ 29,240,557
Loans held-for-sale:

Mortgage
$ 5,381 $ 59,168
Total loans held-for-sale $ 5,381 $ 59,168
Total loans $ 32,083,150 $ 29,299,725
Other assets
Other assets amounted to $1.8

billion at December 31, 2022, an

increase of $0.2 billion when compared

to December 31, 2021. At
December 31,

2022, this

includes $125

million in

cash receivable

from the

maturities of

investment securities

near the

end of

the
year and

$28.7 million

in software

intangibles acquired

as part

of the

Evertec Transactions.

Refer to

Note 14

to the

Consolidated
Financial Statements

for a

breakdown of

the principal

categories that

comprise the

caption of

“Other Assets”

in the

Consolidated
Statements of Financial Condition at December

31, 2022 and 2021.
Liabilities
The Corporation’s

total liabilities

were $63.5

billion at

December 31,

2022, a

decrease of

$5.6 billion

compared to

$69.1 billion

at
December 31, 2021, mainly due to a

decrease in deposits as discussed below.

Refer to the Corporation’s Consolidated Statements
of Financial Condition included in this Form 10-K.

Deposits and Borrowings
The composition of the Corporation’s financing to total assets at December 31, 2022 and 2021 is included

in Table 7.

Table 7 - Financing to Total

Assets
December 31,
December 31,

% increase (decrease)

% of total assets
(In millions) 2022 2021 from 2021 to 2022 2022 2021
Non-interest bearing deposits $ 15,960 $ 15,684 1.8% 23.6% 20.9%
Interest-bearing core deposits 41,600 47,954 (13.3) 61.5 63.9
Other interest-bearing deposits 3,667 3,367 8.9 5.4 4.5
Repurchase agreements 149 92 62.0 0.2 0.1
Other short-term borrowings 365 75 N.M. 0.5 0.1
Notes payable 887 989 (10.3) 1.3 1.3
Other liabilities 917 968 (5.3) 1.4 1.3
Stockholders’ equity 4,093 5,969 (31.4) 6.1 7.9
Deposits
The

Corporation’s

deposits

totaled

$61.2

billion

at

December

31,

2022,

compared

to

$67.0

billion

at

December

31,

2021.The
deposits decrease

of $5.8

billion was mainly

due to

lower Puerto Rico

public sector

deposits by

$5.2 billion.

Public sector

deposit
balances

amounted

to

$15.2

billion

at

December

31,

2022.

The

receipt

by

the

Puerto

Rico

Government

of

additional

Federal

assistance, and

seasonal tax

collections, could

increase public

deposit balances

at BPPR

in the

near term.

However,

the rate

at
which public deposit balances may decline is uncertain and difficult to predict. The amount and timing of any such reduction is likely
to

be

impacted

by,

for

example,

the

speed

at

which

federal

assistance

is

distributed,

the

financial

condition,

liquidity

and

cash
management

practices

of

the

Puerto

Rico

Government

and

its

instrumentalities

and

the

implementation

of

fiscal

and

debt
adjustment plans approved

pursuant to PROMESA

or other actions

mandated by the

Fiscal Oversight and

Management Board for
Puerto Rico (the “Oversight Board”).
Approximately 25% of the

Corporation’s deposits are public

fund deposits from the

Government of Puerto Rico,

municipalities and
government instrumentalities and corporations (‘’public funds’’).

These public funds deposits are

indexed to short term market

rates
and fluctuate

in cost

with changes

in those

rates with

a one-quarter

lag, in

accordance with

contractual terms.

As a

result, these
public

funds

deposits’

costs

have

generally

lagged

variable

asset

repricing.

During

2022,

the

deposit

costs

for

public

funds
increased by 61% when compared

to 2021.

We expect these costs

to continue to increase if

short-term rates continue their recent
trend.

For example, we

expect an increase

in costs on

these public funds

by approximately 120

basis points in

the first quarter

of
2023 when compared to the last quarter in 2022.
Refer to Table 8 for a breakdown of the Corporation’s deposits at December 31, 2022 and 2021.

Table 8 - Deposits Ending Balances
(In thousands) 2022 2021
Demand deposits [1] $ 26,382,605 $ 25,889,732
Savings, NOW and money market deposits (non-brokered) 27,265,156 33,674,134
Savings, NOW and money market deposits (brokered) 798,064 729,073
Time deposits (non-brokered) 6,442,886 6,685,938
Time deposits (brokered CDs) 338,516 26,211
Total deposits $ 61,227,227 $ 67,005,088
[1] Includes interest and non-interest bearing demand deposits.
Borrowings
The

Corporation’s

borrowings

amounted

to

$1.4

billion

at

December 31,

2022,

compared

to

$1.2

billion at

December

31,

2021.
Refer to

Note 17

to the

Consolidated Financial Statements

for detailed

information on

the Corporation’s

borrowings. Also,

refer to
the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.
Other liabilities
The Corporation’s

other liabilities

amounted to

$1.0 billion

at December

31, 2022,

a decrease

of $51.3

million when

compared to
December 31, 2021.

Stockholders’ Equity
Stockholders’ equity totaled

$4.1 billion at

December 31, 2022,

a decrease of

$1.9 billion when

compared to

December 31, 2021.
The decrease

was principally due

to higher

accumulated unrealized losses on

debt securities available-for-sale

by $2.2 billion

and
the impact of

$631.0 million from the

two accelerated share repurchase

transactions completed during 2022,

declared dividends of
$163.7 million on

common stock and

$1.4 million

in dividends on

preferred stock, partially

offset by

net income for

the year ended
December 31,

2022

of $1.1

billion. Refer

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

2022 and

2021. BPPR

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
Table 9 presents the Corporation’s capital adequacy

information for the years 2022 and 2021.

Table 9 - Capital Adequacy

Data
At December 31,

(Dollars in thousands) 2022 2021
Risk-based capital:
Common Equity Tier 1 capital $ 5,639,686 $ 5,476,031
Additional Tier 1 Capital

22,143 22,143
Tier 1 capital $ 5,661,829 $ 5,498,174
Supplementary (Tier 2) capital

623,818 585,931

Total

capital

$ 6,285,647 $ 6,084,105

Total

risk-weighted assets

$ 34,415,889 $ 31,441,224
Adjusted average quarterly assets $ 70,287,610 $ 74,238,367
Ratios:
Common Equity Tier 1 capital 16.39% 17.42%
Tier 1 capital

16.45 17.49
Total capital

18.26 19.35
Leverage ratio

8.06 7.41
Average equity to assets 8.25 8.12
Average tangible equity to assets 7.27 7.20
Average equity to loans 19.76 19.87
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

The decrease in the CET1 capital ratio,

Tier 1 capital ratio

and, total capital ratio as of

December 31, 2022, compared to December
31,

2021,
was

mostly

due

to

an

increase

in

risk

weighted

assets

driven

by

the

growth

in

the

commercial

and

consumer

loan
portfolios, partially offset by the annual earnings net of the accelerated share repurchase agreements to repurchase an aggregate of
$400 million and

$231 million of Popular’s common

stock. The increase in

leverage capital ratio was

mainly due to the

decrease in
average total assets, driven by the reduction

in zero-risk weighted investments in money market FED accounts and zero or low-risk
weighted debt securities, that therefore did not have

a significant impact on the risk-weighted assets.
Pursuant

to

the

adoption

of

CECL

on

January

1,

2020,

the

Corporation elected

to

use

the

five-year

transition

period

option

as
provided in the final

interim regulatory

capital rules effective March 31,2020.

The five-year transition period provision

delays for two
years the

estimated impact

of

CECL on

regulatory capital,

followed by

a three-year

transition period

to

phase out

the aggregate
amount of

the capital benefits

provided during the

initial two-year delay.

As of

December 31, 2022,

the Corporation had

phased-in
25% of the cumulative CECL deferral with the remaining impact to be recognized over the remaining two years. In the first quarter of
2023, the Corporation will phase in a cumulative

50% of the deferral.
On

August

26,

2020,

federal

banking

regulators

issued

a

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

PPPL Facility. As of December 31,

2022,
the Corporation has $38 million in PPP loans and no

loans were pledged as collateral for PPPL

Facilities.
Table 10 reconciles the Corporation’s total common stockholders’ equity to common equity Tier 1 capital.
Table 10 - Reconciliation Common

Equity Tier 1 Capital
At December 31,

(In thousands) 2022 2021
Common stockholders’ equity $ 4,198,409 $ 6,116,756

AOCI related adjustments due to opt-out election
2,468,193 257,762

Goodwill, net of associated deferred tax liability

(DTL)
(691,560) (591,703)

Intangible assets, net of associated DTLs
(12,944) (16,219)

Deferred tax assets and other deductions
(322,412) (290,565)
Common equity tier 1 capital $ 5,639,686 $ 5,476,031
Common equity tier 1 capital to risk-weighted assets 16.39% 17.42%
Non-GAAP financial measures
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

States of America (“GAAP”). Moreover,

the manner in which the

Corporation
calculates

its

tangible

common

equity,

tangible

assets

and

any

other related

measures may

differ

from

that

of

other

companies
reporting measures with similar names.

The decrease

in the

Tangible

common

equity to

tangible assets

ratio during

2022 was

mainly related

to the

decrease in

the fair
value of

the Corporation’s

fixed rate

available for sale

debt securities

portfolio and

its impact

on the

unrealized loss component

of
accumulated

other

comprehensive

income

(loss)

(‘’AOCI’’).

Given

its

ability

due

to

the

Corporation’s

liquidity

position

and

its
intention to reduce the

impact on AOCI and tangible

capital of further increases in

interest rates, management changed its intent

to
hold certain securities to maturity.

Therefore, in October 2022, the Corporation transferred U.S.

Treasury securities with a fair

value
of $6.5 billion (par value of $7.4 billion) from

its available-for-sale portfolio to its held-to-maturity portfolio.

The

securities

were reclassified

at

fair value

at the

time

of

the transfer.

At

the

date of

the transfer,

these

securities

had

pre-tax
unrealized

losses

of

$873.0

million

recorded

in

AOCI.

This

fair

value

discount

is

being

accreted

to

interest

income

and

the
unrealized loss remaining in

AOCI is being amortized,

offsetting each other through

the remaining life of

the securities. There were
no realized gains or losses recorded as a result

of this transfer.

While changes

in the

amount of

unrealized gains

and losses

in AOCI

have an

impact on

the Corporation’s

and its

wholly-owned
banking

subsidiaries’

tangible

capital

ratios,

they

do

not

impact

regulatory

capital

ratios,

in

accordance

with

the

regulatory
framework.

Refer

to

Note

7

to

the

Consolidated

Financial

Statements

which

presents

information

about

the

Corporation’s

Debt
Securities Held-to-Maturity for additional details.
Table

11

provides

a

reconciliation of

total

stockholders’

equity

to

tangible

common

equity

and

total

assets

to

tangible

assets

at
December 31, 2022 and 2021.

Table 11

- Reconciliation of Tangible

Common Equity and Tangible

Assets
At December 31,
(In thousands, except share or per share information) 2022 2021
Total stockholders’

equity
$ 4,093,425 $ 5,969,397
Less: Preferred stock (22,143) (22,143)
Less: Goodwill (827,428) (720,293)
Less: Other intangibles (12,944) (16,219)
Total tangible common

equity
$ 3,230,910 $ 5,210,742
Total assets

$ 67,637,917 $ 75,097,899
Less: Goodwill (827,428) (720,293)
Less: Other intangibles (12,944) (16,219)
Total tangible assets $ 66,797,545 $ 74,361,387
Tangible common

equity to tangible assets
4.84% 7.01%
Common shares outstanding at end of period 71,853,720 79,851,169
Tangible book value

per common share
$ 44.97 $ 65.26
Year-to-date average
Total stockholders’

equity [1]
$ 6,009,225 $ 5,777,652
Less: Preferred Stock (22,143) (22,143)
Less: Goodwill (757,133) (679,959)
Less: Other intangibles (17,113) (20,861)
Total tangible common

equity
$ 5,212,836 $ 5,054,689
Average return on tangible common equity 21.13% 18.47%
[1] Average balances exclude unrealized gains or losses

on debt securities available-for-sale and unrealized losses

on debt

securities transfer to held-
to-maturities.

RISK MANAGEMENT
Market / Interest Rate Risk
The financial results and capital levels of the

Corporation are constantly exposed to market, interest

rate and liquidity risks.
Market risk

refers to the

risk of a

reduction in the

Corporation’s capital due

to changes in

the market valuation

of its assets

and/or
liabilities.

Most of the assets

subject to market valuation risk

are debt securities classified as

available-for-sale. Refer to Notes 6

and 7 to the
Consolidated Financial

Statements for

further information

on the

debt

securities available-for-sale

and

held-to-maturity portfolios.
Debt securities classified

as available-for-sale amounted

to $17.8 billion

as of December

31, 2022. Other

assets subject to

market
risk include loans

held-for-sale, which amounted

to $5

million, mortgage servicing

rights (“MSRs”) which

amounted to $128

million
and securities classified as “trading”, which amounted

to $28 million, as of December 31, 2022.

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
Corporation is also subject to

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
December 31, 2022 December 31, 2021
(Dollars in thousands) Amount Change Percent Change Amount Change Percent Change
Change in interest rate
+400 basis points $ (38,548) (1.75) % $ 257,223 13.21%
+200 basis points (18,078) (0.82) 197,354 10.14
+100 basis points (7,787) (0.35) 166,920 8.57
-100 basis points 41,763 1.90 (78,408) (4.03)
-200 basis points 78,381 3.56 (120,661) (6.20)
As of December 31, 2022, NII simulations show the Corporation has a neutral to slightly liability sensitive position driven by the rapid
increase in short-term

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

December 31, 2022,

Popular
has a more neutral

position as compared to a

substantially asset sensitive position as

of December 31, 2021. The

primary reasons
for the

reduction in sensitivity

are i)

the realization of

much of the

expected benefit in

net interest income

given the

higher interest
rates observed

during 2022,

ii) a

decrease in

cash balances

(which reprice

instantaneously) via

the deployment

into longer

term
investments and

loans, and iii)

the market

indexed nature of

Puerto Rico

public sector deposits

which represented $15.2

billion or
25% of deposits as of December 31, 2022.

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

Table 13 - Interest Rate Sensitivity
At December 31, 2022
By repricing dates

(Dollars in thousands) 0-30 days
Within 31 -
90 days
After three
months but
within six
months
After six
months but
within nine
months

After nine
months but
within one
year
After one
year but
within two
years
After two
years
Non-
interest
bearing
assets /
liabilities Total
Assets:
Money market investments
$ 5,614,595 $ - $ - $ - $ - $ - $ - $ - $ 5,614,595
Investment and trading securities

2,085,332 750,646 1,026,603 1,076,243 1,116,553 4,590,807 16,292,815 (392,593) 26,546,406
Loans 5,090,409 2,875,448 1,436,637 1,248,850 1,256,549 4,559,631 15,718,001 (102,375) 32,083,150
Other assets
- - - - - - - 3,393,766 3,393,766

Total

12,790,336 3,626,094 2,463,240 2,325,093 2,373,102 9,150,438 32,010,816 2,898,798 67,637,917
Liabilities and stockholders' equity:
Savings, NOW and money market and

other interest bearing demand
deposits
17,880,089 794,797 1,115,771 1,031,454 954,856 3,178,624 13,529,678 - 38,485,269
Certificates of deposit 1,921,505 468,312 640,081 452,482 496,747 1,194,998 1,607,276 - 6,781,401
Federal funds purchased and assets

sold under agreements to
repurchase
99,558 31,530 17,521 - - - - - 148,609
Other short-term borrowings
365,000 - - - - - - - 365,000
Notes payable

1,000 - 20,000 299,109 22,261 91,943 452,397 - 886,710
Non-interest bearing deposits - - - - - - - 15,960,557 15,960,557
Other non-interest bearing liabilities - - - - - - - 916,946 916,946
Stockholders' equity
- - - - - - - 4,093,425 4,093,425

Total

$ 20,267,152 $ 1,294,639 $ 1,793,373 $ 1,783,045 $ 1,473,864 $ 4,465,565 $ 15,589,351 $ 20,970,928 $ 67,637,917
Interest rate sensitive gap (7,476,816) 2,331,455 669,867 542,048 899,238 4,684,873 16,421,465 (18,072,130) -
Cumulative interest rate sensitive gap
(7,476,816) (5,145,361) (4,475,494) (3,933,446) (3,034,208) 1,650,665 18,072,130 - -
Cumulative interest rate sensitive gap

to earning assets (11.55) % (7.95) % (6.91) % (6.08) % (4.69) % 2.55% 27.92% - -
Table 14, which presents the maturity distribution of earning assets, takes into consideration prepayment assumptions.

Table 14 - Maturity Distribution

of Earning Assets
As of December 31, 2022
Maturities
After one year

After five years
through five years through fifteen years After fifteen years
One year
Fixed

Variable

Fixed

Variable

Fixed

Variable

(In thousands)

or less
interest rates interest rates interest rates interest rates interest rates interest rates Total
Money market securities

$ 5,614,595 $ - $ - $ -

$

-

$

-

$

- $ 5,614,595
Investment and trading
securities

5,972,315 15,917,065 12,593 4,474,589 3,287 - - 26,379,849
Loans:

Commercial

4,609,900 5,335,022 3,628,170 1,092,038 930,166 45,176 98,659 15,739,132

Construction

469,212 45,911 193,334 8,261 34,232 - 7,033 757,984

Leasing

426,138 1,127,923 - 31,678 - - - 1,585,739

Consumer

1,845,426 3,584,443 298,977 187,647 595,179 85,770 - 6,597,443

Mortgage

581,384 2,074,029 107,067 3,759,026 54,812 826,508 26 7,402,852
Subtotal loans

7,932,060 12,167,328 4,227,549 5,078,651 1,614,390 957,454 105,718 32,083,150
Total earning assets $ 19,518,969 $ 28,084,393 $ 4,240,142 $ 9,553,241 $ 1,617,677 $ 957,454 $ 105,718 $ 64,077,594
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

from expected

short-term price

movements. BPPR’s

trading activities consist

primarily of

holding U.S.

Government
sponsored

mortgage-backed securities

classified

as

“trading” and

hedging

the

related

market

risk

with

“TBA”

(to-be-announced)
market

transactions.

The

objective

is

to

derive

spread

income

from

the

portfolio

and

not

to

benefit

from

short-term

market
movements. In

addition, BPPR

uses forward

contracts or

TBAs to

hedge its

securitization pipeline.

Risks related

to variations

in
interest rates

and market volatility

are hedged

with TBAs

that have

characteristics similar to

that of

the forecasted security

and its
conversion timeline.
At December 31, 2022,

the Corporation held trading securities

with a fair value

of $28 million, representing approximately 0.04%

of
the Corporation’s total assets,

compared with $30 million and 0.04%, respectively, at December 31, 2021. As shown in Table 15, the
trading

portfolio

consists

principally

of

mortgage-backed

securities

and

U.S.

Treasuries,

which

at

December

31,

2022

were
investment grade

securities. As

of December

31, 2022

and December

31, 2021,

the trading

portfolio also

included $0.1

million in
Puerto Rico

government obligations.

Trading

instruments are

recognized at

fair value,

with changes

resulting from

fluctuations in
market prices, interest rates or exchange rates

reported in current period earnings. The Corporation recognized net trading account
loss of $784

thousand and a net

trading account loss of

$389 thousand, respectively,

for the years ended

December 31, 2022 and
2021.

Table 15 - Trading

Portfolio
December 31, 2022 December 31, 2021
(Dollars in thousands)
Amount

Weighted
Average Yield
[1]
Amount
Weighted
Average Yield
[1]
Mortgage-backed securities

$ 14,223 5.79% $ 22,559 5.12%
U.S. Treasury securities 13,069 3.26 6,530 0.03
Collateralized mortgage obligations 160 5.51 257 5.61
Puerto Rico government obligations 64 0.45 85 0.47
Interest-only strips

207 12.00 280 12.00
Total

$ 27,723 4.63% $ 29,711 4.06%
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

in December

31, 2022.

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
26 to

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

31, 2022

amounted to $

15 million

(2021 -

$ 88
million).

Refer

to

Note

26

to

the

Consolidated

Financial

Statements

for

additional

quantitative

information

on

these

derivative
contracts.
Fair Value Hedges
The

Corporation did

not

have

any

derivatives designated

as

fair value

hedges

during the

years

ended December

31,

2022

and
2021.
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

The purchased

indexed options

are used

to economically

hedge the

bifurcated embedded

option. These

option contracts

do not
qualify

for

hedge

accounting,

and

therefore,

cannot

be

designated

as

accounting

hedges.

At

December

31,

2022,

the

notional
amount of

the indexed

options on deposits

approximated $

85 million

(2021 -

$ 79

million) with

a fair

value of

$ 18

million (asset)
(2021 - $

26 million) while the

embedded options had a

notional value of

$ 79 million

(2021 - $

72 million) with

a fair value

of $ 16
million (liability) (2021 - $ 23 million).

Refer to Note 26 to

the Consolidated Financial Statements for a

description of other non-hedging derivative activities utilized by the
Corporation during 2022 and 2021.

Foreign Exchange
The Corporation holds

an interest in

BHD León

in the

Dominican Republic, which

is an investment

accounted for under

the equity
method. The

Corporation’s carrying value

of the

equity interest in

BHD León

approximated $

199.8 million at

December 31, 2022.

This business is conducted in

the country’s foreign currency.

The resulting foreign currency translation

adjustment, from operations
for

which

the

functional

currency

is

other

than

the

U.S.

dollar,

is

reported

in

accumulated

other

comprehensive

loss

in

the
consolidated

statements

of

condition,

except

for

highly-inflationary

environments

in

which

the

effects

would

be

included

in

the
consolidated statements

of

operations. At

December 31,

2022, the

Corporation had

approximately $

57 million in

an unfavorable
foreign currency translation

adjustment as part

of accumulated other

comprehensive income (loss),

compared with an

unfavorable
adjustment of $ 67 million at December 31,

2021 and $ 71 million at December 31,

2020.

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

at December

31, 2022

and 89%

at December

31, 2021.

The ratio of total ending loans to deposits was

52% at December 31, 2022, compared to 44% at December 31, 2021.

In addition to
traditional deposits, the Corporation maintains borrowing

arrangements, which amounted to approximately

$1.4 billion in outstanding
balances at December 31, 2022 (December 31, 2021 - $1.2 billion). A detailed description of the Corporation’s borrowings, including
their terms,

is included

in Note

17 to

the Consolidated

Financial Statements.

Also, the

Consolidated Statements of

Cash Flows

in
the accompanying Consolidated Financial Statements provide

information on the Corporation’s cash inflows and outflows.
On

July

12,

2022,

the

Corporation

completed

an

ASR

program

for

the

repurchase

of

an

aggregate

$400

million

of

Popular’s
common stock,

for which

an initial

3,483,942 shares

were delivered

in March

2022 (the

“March ASR

Agreement”). Upon

the final
settlement

of

the

March

ASR

Agreement,

the

Corporation

received

an

additional

1,582,922

shares

of

common

stock.

The
Corporation repurchased a

total of

5,066,864 shares

at an

average purchase

price of

$78.9443, which

were recorded

as treasury
stock by $440 million under the March ASR Agreement.

On December

7, 2022,

the Corporation

completed the

settlement of

another ASR

Agreement for

the repurchase

of an

aggregate
$231

million

of

Popular’s common

stock,

for

which

an

initial

2,339,241 shares

were

delivered

on

August

26,

2022

(the

“August
ASR”). Upon the

final settlement of

the ASR Agreement,

the Corporation received

an additional 840,024

shares of common

stock.
The Corporation repurchased a total of

3,179,265 shares at an average purchase price of

$72.66, which were recorded as treasury
stock by

$245 million under

the August ASR

Agreement.

Refer to Note

20 to

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

derivatives

and

credit

card

licensing
agreements.

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

deposits
and certificates

of deposit

under $250,000,

excluding brokered

deposits with

denominations under

$250,000. Core

deposits have
historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $57.6 billion,
or

94% of total deposits, at December 31, 2022, compared with $63.6 billion, or 95% of total deposits, at December 31, 2021. Core
deposits financed 90% of the Corporation’s earning assets

at December 31, 2022, compared with 88%

at December 31, 2021.

The distribution by maturity of

certificates of deposits with denominations of

$250,000 and over at December 31,

2022 is presented
in the table that follows:

Table 16 - Distribution by

Maturity of Certificate of Deposits of $250,000 and Over
(In thousands)
3 months or less $ 1,809,781
Over 3 to 12 months 333,648
Over 1 year to 3 years 282,506
Over 3 years 119,815
Total $ 2,545,750
For the

years ended

December 31,

2022 and

2021, average

deposits, including

brokered deposits,

represented

93% of

average
earning assets. Table 17 summarizes average deposits for the past three years.

Table 17 - Average

Total Deposits
For the years ended December 31,
(In thousands) 2022 2021
Non-interest bearing demand deposits $ 16,093,704 $ 14,687,093
Savings accounts

16,242,457 15,753,630
NOW, money market and other interest

bearing demand accounts
25,539,909 25,648,707
Certificates of deposit 6,840,334 7,013,486
Total interest bearing

deposits
48,622,700 48,415,823
Total average deposits $ 64,716,404 $ 63,102,916
The Corporation

had $1.1

billion in

brokered deposits

at December

31, 2022,

which financed

approximately 2%

of its

total assets
(December 31, 2021 -

$0.8 billion and 1%,

respectively).

In the event that

any of the Corporation’s

banking subsidiaries’ regulatory
capital

ratios fall

below those

required by

a well-capitalized

institution or

are subject

to capital

restrictions by

the regulators,

that
banking subsidiary faces

the risk of

not being able

to raise or

maintain brokered deposits

and faces limitations

on the rate

paid on
deposits, which

may hinder

the Corporation’s

ability to

effectively compete

in its

retail markets

and could

affect its

deposit raising
efforts.

Deposits from

the public

sector represent an

important source of

funds for

the Corporation.

As of

December 31, 2022,

total public
sector deposits were $15.2 billion,

compared to $20.3 billion at December 31, 2021. Generally,

these deposits require that the bank
pledge high credit quality securities as

collateral;

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

At December 31, 2022,

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

The

outstanding

balance

of

notes

payable

at

the

BHCs

amounted

to

$497

million

at

December

31,

2022

and

$496

million

at
December 31, 2021.
The contractual maturities of the BHCs notes payable

at December 31, 2022 are presented in

Table 18.
Table 18

- Distribution of BHC's Notes Payable by Contractual

Maturity
Year (In thousands)
2023 $ 299,109
Later years 198,319
Total $ 497,428
The Corporation’s

6.125% unsecured senior

debt securities mature

in the

September of 2023.

Annual debt service

at the BHCs

is
approximately $32

million,

and

the

Corporation’s

latest

quarterly dividend

was

$0.55

per share

or

approximately $40

million

per
quarter.

As

of

December

31,

2022,

the

BHCs

had

cash

and

money

markets

investments

totaling

$203

million

and

borrowing
potential of

$169 million

from its

secured facility

with BPPR.

The BHCs’

liquidity position

continues to

be adequate

with sufficient
cash

on

hand,

investments

and

other

sources

of

liquidity

which

are

expected

to

be

enough

to

meet

all

interest

payments

and
dividend obligations during the

foreseeable future. The Corporation

intends to refinance

the 6.125% unsecured senior

debt prior to
its

maturity in

September.

If

we are

unable to

refinance these

notes, we

could have

to

declare extraordinary

dividends from

our
banking and other operating

subsidiaries to repay such

notes. Our ability to

declare such dividends could

be subject to

approval of
the Federal Reserve Board.
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

ended December

31, 2022,

Popular, Inc.

made capital

contributions to its

wholly owned subsidiaries

of $25

million to

Popular Re,
Inc., $10 million to Popular Securities,

LLC and $3 million to Popular Impact Fund, LLC.
Dividends
During

the

year

ended

December

31,

2022,

the

Corporation

declared

cash

dividends

of

$2.20

per

common

share

outstanding
($163.7 million in the aggregate). The

dividends for the Corporation’s Series

A preferred stock amounted to $1.4

million. During the
year ended

December 31,

2022, the

BHCs received

dividends amounting

to $450

million from

BPPR, $54

million from

PNA,

$19
million

from

PIBI,

$8 million

in dividends

from

its

non-banking subsidiaries

and

$2 million

in

dividends from

Evertec.

In

addition,
during the year ended December 31, 2022, Popular International

Bank Inc., a wholly owned subsidiary of Popular, Inc., received $16 million in dividends from its investment in BHD.

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

$8.0

billion at

December 31,

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

financial services,

the Corporation

routinely enters

into commitments

with off-balance

sheet risk

to meet

the financial
needs of

its customers. These

commitments may include

loan commitments and

standby letters of

credit. These commitments

are
subject

to

the

same

credit

policies

and

approval

process

used

for

on-balance

sheet

instruments.

These

instruments

involve,

to
varying degrees, elements

of credit and

interest rate risk

in excess of

the amount recognized

in the statement

of financial position.
Refer to

Note 24

to the

Consolidated Financial

Statements for

information on

the Corporation’s

commitments to

extent credit

and
other non-credit commitments.

Other types

of off-balance

sheet arrangements

that the

Corporation enters

in the

ordinary course

of business

include derivatives,
operating

leases

and

provision

of

guarantees,

indemnifications,

and

representation

and

warranties.

Refer

to

Note

33

to

the
Consolidated Financial Statements for information on operating leases and to Note 23 to the

Consolidated Financial Statements for
a

detailed

discussion

related

to

the

Corporation’s

obligations

under

credit

recourse

and

representation

and

warranties
arrangements.

The Corporation monitors

its cash requirements,

including its contractual obligations

and debt commitments.

As discussed above,
liquidity

is

managed

by

the

Corporation in

order to

meet

its

short-

and

long-term cash

obligations. Note

17

to

the

Consolidated
Financial Statements has information on

the Corporation’s borrowings by maturity,

which amounted to $1.4

billion at December 31,
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

ended December

31,

2022

and
December 31,

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

Table 19 - Summarized Statement

of Condition
(In thousands) December 31, 2022 December 31, 2021
Assets
Cash and money market investments $ 203,083 $ 291,540
Investment securities 24,815 25,691
Accounts receivables from non-obligor subsidiaries 16,853 17,634
Other loans (net of allowance for credit losses of $370 (2021

- $96))
27,826 29,349
Investment in equity method investees 5,350 114,955
Other assets 45,278 42,251
Total assets $ 323,205 $ 521,420
Liabilities and Stockholders' deficit
Accounts payable to non-obligor subsidiaries $ 3,709 $ 6,481
Accounts payable to affiliates and related parties - 1,254
Notes payable 497,428 496,134
Other liabilities 112,847 97,172
Stockholders' deficit (290,779) (79,621)
Total liabilities and

stockholders' deficit
$ 323,205 $ 521,420
Table 20 - Summarized Statement

of Operations
For the years ended
(In thousands) December 31, 2022 December 31, 2021
Income:
Dividends from non-obligor subsidiaries $ 458,000 $ 792,000
Interest income from non-obligor subsidiaries and affiliates 705 848
Earnings from investments in equity method investees 15,688 29,387
Other operating income 145,295 3,136
Total income $ 619,688 $ 825,371
Expenses:
Services provided by non-obligor subsidiaries and affiliates

(net of
reimbursement by subsidiaries for services provided by parent of
$222,935 (2021 - $162,019)) $ 18,467 $ 13,594
Other operating expenses 23,607 33,524
Total expenses $ 42,074 $ 47,118
Net income (loss) $ 577,614 $ 778,253
During the year ended

December 31, 2022, the Obligor

group recorded $1.5 million of

dividend distributions from its direct
equity method investees, and $72.0 million of dividend distributions from non-obligor subsidiaries which were recorded as a reduction

to

the

investments.

During

the

year

ended

December

31,

2021,

the

Obligor

group

recorded

$3.0

million

of
distributions from its direct equity method investees,

of which $2.3 million were related to dividend

distributions.
In

addition, during

the year

ending December

31, 2022,

the Obligor

group recorded

$228.1 million

in proceeds

from the
sale of two of its direct equity method investees (2021-

$0).

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

Furthermore,

various

statutory

provisions

limit

the

amount

of

dividends

an

insured

depository

institution

may

pay

to

its

holding
company without

regulatory approval. A

member bank must

obtain the

approval of

the Federal

Reserve Board

for any

dividend, if
the total

of all

dividends declared

by the

member bank

during the

calendar year

would exceed

the total

of its

net income

for that
year,

combined with

its retained

net income

for the

preceding two

years, after

considering those

years’ dividend

activity,

less any
required transfers to surplus or to a fund for the retirement of any preferred stock. During the year ended December 31, 2022, BPPR
declared

cash

dividends of

$450 million,

a

portion of

which was

used by

Popular for

the

payments of

the

cash

dividends on

its
outstanding common stock and $231 million in accelerated

stock repurchases.

At December 31, 2022, BPPR needed to obtain prior
approval of the Federal Reserve Board before

declaring a dividend in excess of $53 million

due to its declared dividend activity and
transfers to statutory reserves over the three years ended

December 31, 2022. In addition, a member bank

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
Obligations Subject to Rating Triggers or Collateral Requirements
The

Corporation’s

banking

subsidiaries

currently

do

not

use

borrowings

that

are

rated

by

the

major

rating

agencies,

as

these
banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $9 million in deposits at December 31, 2022 that are subject to

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

December

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

The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented

in Note 37 to the Consolidated Financial Statements.
Commonwealth of Puerto Rico
A

significant portion

of

our financial

activities and

credit

exposure is

concentrated in

the

Commonwealth of

Puerto Rico

(“Puerto
Rico”), which has faced severe economic and fiscal

challenges in the past and may face additional

challenges in the future.

Economic Performance.

Puerto

Rico’s

economy suffered

a

severe and

prolonged recession

from

2007

to

2017,

with real

gross national

product (“GNP”)
contracting approximately 15% during this

period.

In 2017, Hurricane María

caused significant damage and destruction

across the
island, resulting in further economic contraction.

Puerto Rico’s economy has been gradually recovering since 2018, in part aided by the large amount

of federal disaster

relief and recovery

assistance funds injected

into the Puerto

Rico economy in

connection with
Hurricane María

and other

recent natural

disasters. This

growth was

interrupted by

the economic

shock caused

by the

COVID-19
pandemic in 2020, but has since resumed, in part

aided by additional federal assistance from

pandemic-related stimulus measures.
The

latest

Puerto

Rico

Economic Activity

Index,

published

by

the

Economic

Development Bank

for

Puerto

Rico

(the

“Economic
Activity

Index”),

reflected

a

0.6%

increase

in

December

2022,

compared

to

December

2021.

During

calendar

year

2022,

the
Economic Activity Index increased by 1.8%,

compared to the same period in

calendar year 2021.

The Economic Activity Index is

a
coincident indicator of ongoing economic activity but not a

direct measurement of real GNP.

According to the Puerto Rico Planning
Board’s latest economic forecast (dated August 2021), Puerto Rico’s real GNP is projected to increase 1.7% during the

current fiscal
year (July 2022-June 2023).
While the

Puerto Rico

economy has

not directly

tracked the

United States

economy in

recent years,

many of

the external

factors
that impact the

Puerto Rico economy

are affected by

the policies and

performance of the

United States economy.

These external
factors include

the level

of interest

rates and

the rate

of inflation.

Inflation in

the United

States, as

measured by the

United States
Consumer Price Index

(published by the

U.S. Bureau of

Labor Statistics), increased

6.5% in calendar

year 2022, mainly

driven by
pent-up

demand

and

supply-chain

disruptions

caused

by

the

pandemic.

During

the

same

period,

inflation

in

Puerto

Rico,

as
measured by the Puerto Rico Consumer Price Index (published by the Department of Labor and Human Resources of Puerto Rico),
increased 6.1%

for similar

reasons.

The rate

of inflation

has slowed

down in

recent months,

following a

mid-2022 peak,

as the
Federal Reserve has

implemented a series

of benchmark interest

rate increases.

The speed

and scope of

the inflation slowdown
will inform

if and

how much

interest rates

will continue

to increase,

as well

how these

changes will

impact the

United States

and
Puerto Rico economies.

Fiscal Challenges.

As the

Puerto Rico

economy contracted, the

government’s public

debt rose

rapidly,

in part

from borrowing to

cover deficits

to pay
debt service, pension

benefits and other

government expenditures.

By 2016, the

Puerto Rico government

had over $120

billion in
combined debt and unfunded

pension liabilities, had lost access to the capital

markets, and was in the midst of a fiscal

crisis.
Puerto

Rico’s

escalating fiscal

and economic

challenges

and imminent

widespread defaults

in

its

public debt

prompted the

U.S.
Congress to

enact the

Puerto Rico

Oversight, Management,

and Economic

Stability Act

(“PROMESA”) in

June 2016.

PROMESA
created the “Oversight Board” with ample powers over Puerto Rico’s fiscal and economic affairs and those of its public corporations, instrumentalities and municipalities (collectively, “PR

Government Entities”).

Pursuant to PROMESA, the Oversight Board will

be in
place

until

market

access

is

restored

and

balanced

budgets

are

produced

for

at

least

four

consecutive

years.

PROMESA

also
established two

mechanisms for

the restructuring

of the

obligations of

PR Government

Entities: (a)

Title III,

which provides

an in-
court process that incorporates many of the

powers and provisions of the U.S. Bankruptcy Code

and permits adjustment of a broad
range of obligations, and

(b) Title VI,

which provides for a

largely out-of-court process through which

modifications to financial debt
can be accepted by a supermajority of creditors

and bind holdouts.
Since 2017, Puerto Rico and several

of its instrumentalities have availed themselves

of the debt restructuring mechanisms of Titles
III and VI of PROMESA. The Puerto Rico government emerged from Title III of PROMESA in March 2022. Several instrumentalities, including Government

Development Bank for

Puerto Rico,

the Puerto

Rico Sales

Tax

Financing Corporation, and

the Puerto

Rico
Highways

and

Transportation

Authority,

have

also

completed

debt

restructurings

under

Titles

III

or

VI

of

PROMESA.

While

the
majority

of

the

debt

has

already

been

restructured,

some

PR

Government

Entities

still

face

significant

fiscal

challenges.

For
example, the

Puerto Rico

Electric Power

Authority is

still in

the process

of restructuring

its debts

under Title

III of

PROMESA and
other PR Government

Entities, such as

the Puerto Rico

Industrial Development Company,

have defaulted on

their bonds but

have
not commenced debt restructuring proceedings under

PROMESA.

Municipalities.

Puerto Rico’s fiscal and economic challenges have

also adversely impacted its municipalities. Budgetary subsidies to municipalities have

gradually

declined

in

recent

years

and

are

scheduled

to

be

ultimately

eliminated

by

fiscal

year

2025

as

part

of

the

fiscal
measures

required

by

the

Oversight

Board.

According

to

the

latest

Puerto

Rico

fiscal

plan

certified

by

the

Oversight

Board,
municipalities

have

made

little

to

no

progress

towards

implementing

the

fiscal

discipline

required

to

reduce

reliance

on

these
budgetary appropriations and this

lack of fiscal

management may threaten the

ability of certain

municipalities to provide

necessary
services, such as health, sanitation, public safety

and emergency services to their residents, forcing them

to prioritize expenditures.
Municipalities

are

subject

to

PROMESA

and,

at

the

Oversight

Board’s

request,

are

required

to

submit

fiscal

plans

and

annual
budgets

to

the

Oversight

Board

for

its

review

and

approval.

They

are

also

required to

seek

Oversight

Board

approval

to

issue,
guarantee

or

modify

their

debts

and

to

enter

into

contracts

with an

aggregate

value

of

$10

million

or

more.

With

the

Oversight
Board’s approval, municipalities are also eligible to avail themselves of the debt restructuring processes provided by PROMESA. To date, however, no municipality has been subject to any such debt restructuring process.

Exposure of the Corporation

The credit

quality of BPPR’s

loan portfolio

reflects, among other

things, the

general economic conditions

in Puerto

Rico and

other
adverse conditions affecting Puerto

Rico consumers and businesses.

Deterioration in the Puerto

Rico economy has resulted

in the
past, and could

result in the future,

in higher delinquencies, greater

charge-offs and increased losses,

which could materially affect
our financial condition and results of operations.

At

December 31,

2022, the

Corporation’s direct

exposure to

PR Government

Entities totaled

$374

million, of

which $327

million
were

outstanding,

compared

to

$367

million

at

December

31,

2021,

of

which

$349

million

were

outstanding.

A

deterioration

in
Puerto Rico’s fiscal

and economic situation could adversely

affect the value of

our Puerto Rico government

obligations, resulting in
losses to us. Of

the amount outstanding, $302 million

consists of loans and

$25 million are securities ($319

million and $30 million,
respectively,

at December

31, 2021).

All of

the Corporation’s

direct exposure

outstanding at

December 31,

2022 were

obligations
from various

Puerto Rico

municipalities. In

most cases,

these were

“general obligations”

of a

municipality,

to which

the applicable
municipality

has

pledged its

good

faith, credit

and unlimited

taxing power,

or

“special obligations”

of

a municipality,

to

which the
applicable

municipality

has

pledged basic

property tax

or

sales

tax

revenues. At

December 31,

2022,

73%

of

the

Corporation’s
exposure to municipal loans

and securities was concentrated in

the municipalities of San Juan,

Guaynabo, Carolina and Bayamón.

For

additional

discussion

of

the

Corporation’s

direct

exposure

to

the

Puerto

Rico

government

and

its

instrumentalities

and
municipalities, refer to Note 24 – Commitments and

Contingencies to the Consolidated Financial Statements.

In

addition,

at

December

31,

2022,

the

Corporation

had

$251

million

in

loans

insured

or

securities

issued

by

Puerto

Rico
governmental entities,

but for

which the

principal source

of repayment

is non-governmental

($275 million at

December 31, 2021).
These

included

$209

million

in

residential mortgage

loans

insured by

the

Puerto

Rico

Housing

Finance Authority

(“HFA”),

a

PR
Government

Entity

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

BPPR’s

commercial loan

portfolio also

includes loans

to

private borrowers

who

are service

providers, lessors,

suppliers or

have
other relationships with the government. These borrowers could be negatively affected by a deterioration in the fiscal and

economic
situation

of

PR

Government

Entities.

Similarly,

BPPR’s

mortgage

and

consumer

loan

portfolios

include

loans

to

government
employees

and

retirees,

which

could

also

be

negatively

affected

by

fiscal

measures,

such

as

employee

layoffs

or

furloughs

or
reductions in pension benefits, if the fiscal and economic

situation deteriorates.
As

of

December

31,

2022,

BPPR

had

$15.2

billion

in

deposits

from

the

Puerto

Rico

government,

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
to the Consolidated Financial Statements.
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

31, 2022,

the Corporation

had approximately $28

million in

direct exposure to

USVI government

entities (December
31, 2021 - $70 million).

British Virgin Islands
The Corporation has operations in the British Virgin Islands (“BVI”), which has been negatively affected by the COVID-19 pandemic, particularly as

a reduction

in the

tourism activity

which accounts

for a

significant portion

of its

economy.

Although the

Corporation
has no significant exposure to a single borrower in the BVI, at December 31, 2022 it has a loan portfolio amounting to approximately
$214 million comprised of various retail and commercial

clients, compared to a loan portfolio of $221 million

at December 31, 2021.
U.S. Government
As further detailed in Notes

6 and 7 to the

Consolidated Financial Statements, a substantial portion of the

Corporation’s investment
securities

represented exposure

to

the

U.S.

Government in

the

form

of

U.S. Government

sponsored entities,

as

well

as

agency

mortgage-backed and U.S. Treasury securities. In addition, $1.6 billion of residential mortgages, $38 million of SBA loans under the
Paycheck Protection Program (“PPP”) and $72 million

commercial loans were insured or guaranteed by

the U.S. Government or its
agencies at December 31, 2022 (compared

to $1.6 billion, $353 million and $67 million,

respectively, at December 31, 2021).
Non-Performing Assets
Non-performing assets (“NPAs”)

include primarily past-due

loans that

are no

longer accruing interest,

renegotiated loans, and

real
estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 21.
During 2022, the Corporation showed favorable

credit quality trends with low levels

of NCOs and decreasing NPLs. We

continue to
closely

monitor

changes

in

the

macroeconomic

environment

and

borrower

performance,

given

inflationary

pressures

and
geopolitical

uncertainty.

However,

management

believes

that

the

improvement

over

recent

years

in

the

risk

profile

of

the
Corporation’s loan portfolios positions Popular to operate

successfully under the current environment.

Total

NPAs

decreased

by

$104

million

when

compared

with

December

31,

2021.

Total

non-performing

loans

held-in-portfolio
(“NPLs”) decreased

by

$108 million

from

December 31,

2021. BPPR’s

NPLs

decreased by

$112

million,

mainly

driven by

lower
mortgage and commercial NPLs by $91 million and

$38 million, respectively, in

part offset by higher auto NPLs by

$18 million.

The
mortgage

NPLs

decrease

was

mainly

due

to

the

combined

effects

of

collection

efforts,

increased foreclosure

activity

and

lower
inflows compared

with pre-pandemic

trends.

Popular U.S.

NPLs increased

by $4

million from

December 31,

2021, mainly

in the
commercial portfolio, in part due to an $11 million commercial borrower within the healthcare industry that was placed in non-accrual
status and for which a partial charge-off of $8.7 million was recognized during the fourth quarter of 2022. At December 31, 2022, the ratio of

NPLs to

total loans

held-in-portfolio was

1.4% compared

to 1.9%,

at December

31, 2021.

Other real

estate owned

loans
(“OREOs”) increased

by $4

million. At

December 31,

2022, NPLs

secured by

real estate

amounted to

$303 million

in the

Puerto
Rico

operations and

$33 million

in Popular

U.S. These

figures were

$428 million

and $31

million, respectively,

at

December 31,
2021.
The Corporation’s commercial loan portfolio secured by real estate

(“CRE”) amounted to $9.9 billion at December 31,

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
nursing homes where the majority

of the revenues, which are

the basis for the

repayment of the loans, are

generated from medical
and

related

operational

activities.

These

loans

meet

the

type

of

business

and

source

requirements as

defined

in

the

regulatory
guidance

allowing

this

classification.

CRE

NPLs

amounted

to

$54

million

at

December

31,

2022,

compared

with

$77

million

at
December

31,

2021.

The

CRE

NPL

ratios

for

the

BPPR

and

Popular

U.S.

segments

were

1.04%

and

0.12%,

respectively,

at
December 31, 2021, compared with 1.95% and 0.04%,

respectively, at December 31, 2021.
In addition to the NPLs included in Table 21, at December 31, 2022, there were $374 million of performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing (December 31, 2021
- $214 million).
For

the

year

ended

December

31,

2022,

total

inflows

of

NPLs

held-in-portfolio,

excluding

consumer

loans,

decreased

by
approximately $74 million, when compared to the inflows for the same period in 2021. Inflows of NPLs held-in-portfolio at the

BPPR
segment decreased by $76 million compared

to the same period in

2021, driven by lower mortgage

and commercial inflows by $38
million each. Inflows of NPLs held-in-portfolio at

the Popular U.S. segment increased by $2 million

from the same period in 2021.

Table 21 - Non-Performing

Assets
December 31, 2022 December 31, 2021
(Dollars in thousands) BPPR
Popular
U.S.
Popular,
Inc. BPPR
Popular
U.S.
Popular,
Inc.
Non-accrual loans:

Commercial

$ 82,171 $ 10,868 $ 93,039 $ 120,047 $ 5,532 $ 125,579

Construction

- - - 485 - 485

Leasing
5,941 - 5,941 3,102 - 3,102

Mortgage
242,391 20,488 262,879 333,887 21,969 355,856

Auto
40,978 - 40,978 23,085 - 23,085

Consumer

30,528 6,076 36,604 33,683 6,087 39,770
Total non-performing

loans held-in-portfolio
402,009 37,432 439,441 514,289 33,588 547,877
Other real estate owned ("OREO") 88,773 353 89,126 83,618 1,459 85,077
Total non-performing

assets

$ 490,782 $ 37,785 $ 528,567 $ 597,907 $ 35,047 $ 632,954
Accruing loans past-due 90 days or more [2] $ 351,248 $ 366 $ 351,614 $ 480,649 $ 118 $ 480,767
Non-performing loans to loans held-in-portfolio 1.37% 1.87%
Interest lost

$ 27,920 $ 38,123
[1] There were no non-performing loans held-for-sale

as of December 31, 2022 and 2021.
[2] It is the Corporation’s policy to report delinquent

residential mortgage loans insured by FHA or guaranteed

by the VA as accruing

loans past due 90
days or more as opposed to non-performing since the

principal repayment is insured. The balance of these loans

includes $14 million at December 31,
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

$190 million of residential mortgage loans insured

by FHA or
guaranteed by the VA that

are no longer accruing interest as of December 31, 2022 (December

31, 2021 - $304 million).

Furthermore, the Corporation
has approximately $42 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing

interest.

Due to the
guaranteed nature of the loans, it is the Corporation's

policy to exclude these balances from non-performing

assets (December 31, 2021 - $50 million).

Table 22 - Activity in Non

-Performing Loans Held-in-Portfolio (Excluding Consumer

Loans)
For the year ended December 31, 2022
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance $ 454,419 $ 27,501 $ 481,920
Plus:
New non-performing loans 158,128 50,754 208,882
Advances on existing non-performing loans - 2,825 2,825
Less:
Non-performing loans transferred to OREO (38,580) (85) (38,665)
Non-performing loans charged-off (7,413) (9,062) (16,475)
Loans returned to accrual status / loan collections (241,992) (40,577) (282,569)
Ending balance NPLs $ 324,562 $ 31,356 $ 355,918
Table 23 - Activity in Non

-Performing Loans Held-in-Portfolio (Excluding Consumer

Loans)
For the year ended December 31, 2021
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance $ 639,932 $ 28,412 $ 668,344
Plus:
New non-performing loans 234,258 51,494 285,752
Advances on existing non-performing loans - 84 84
Less:
Non-performing loans transferred to OREO (34,419) - (34,419)
Non-performing loans charged-off (35,963) (1,592) (37,555)
Loans returned to accrual status / loan collections (349,389) (42,124) (391,513)
Loans transferred to held-for-sale - (8,773) (8,773)
Ending balance NPLs $ 454,419 $ 27,501 $ 481,920

Table 24 - Activity in Non

-Performing Commercial Loans Held-In-Portfolio
For the year ended December 31, 2022
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $120,047 $5,532 $125,579
Plus:
New non-performing loans 19,476 33,861 53,337
Advances on existing non-performing loans - 2,525 2,525
Less:
Non-performing loans transferred to OREO (4,763) - (4,763)
Non-performing loans charged-off (5,872) (8,935) (14,807)
Loans returned to accrual status / loan collections (46,717) (22,115) (68,832)
Ending balance - NPLs $82,171 $10,868 $93,039
Table 25 - Activity in Non

-Performing Commercial Loans Held-in-Portfolio
For the year ended December 31, 2021
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $204,092 5,988 $210,080
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
Non-performing loans charged-off (14,935) (1,042) (15,977)
Loans returned to accrual status / loan collections (116,981) (11,203) (128,184)
Loans transferred to held-for-sale - (1,773) (1,773)
Ending balance - NPLs $120,047 $5,532 $125,579
Table 26

-

Activity in Non-Performing Construction Loans Held-In

-Portfolio
For the year ended December 31, 2022
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $485 $- $485
Less:
Loans returned to accrual status / loan collections (485) - (485)
Ending balance - NPLs $- $- $-

Table 27 -

Activity in Non-Performing Construction Loans Held-in

-Portfolio
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
Table 28 - Activity in Non

-Performing Mortgage Loans Held-in-Portfolio
For the year ended December 31,

2022
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $333,887 $21,969 $355,856
Plus:
New non-performing loans 138,652 16,893 155,545
Advances on existing non-performing loans - 300 300
Less:
Non-performing loans transferred to OREO (33,817) (85) (33,902)
Non-performing loans charged-off (1,541) (127) (1,668)
Loans returned to accrual status / loan collections (194,790) (18,462) (213,252)
Ending balance - NPLs $242,391 $20,488 $262,879
Table 29 - Activity in Non

-Performing Mortgage Loans Held-in-Portfolio
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
or

more

and

delinquencies, as

a

percentage

of

their

related

portfolio

category

at

December

31,

2022

and

2021,

are

presented
below.
Table 30 - Loan Delinquencies
(Dollars in thousands) 2022 2021
Loans delinquent
30 days or more Total loans
Total
delinquencies as a
percentage of total
loans
Loans delinquent
30 days or more Total loans
Total
delinquencies as a
percentage of total
loans
Commercial

$ 119,476 $ 15,739,132 0.76% $ 161,251 $ 13,732,701 1.17%
Construction

- 757,984 - 485 716,220 0.07
Leasing 21,487 1,585,739 1.36 14,379 1,381,319 1.04
Mortgage [1] 937,253 7,397,471 12.67 1,141,082 7,427,196 15.36
Consumer

216,401 6,597,443 3.28 173,896 5,983,121 2.91
Loans held-for-sale - 5,381 - 59,168 -
Total

$ 1,294,617 $ 32,083,150 4.04% $ 1,491,093 $ 29,299,725 5.09%
[1]
Loans delinquent 30 days or more includes $0.5 billion of

residential mortgage loans insured by FHA or guaranteed

by the VA as of December

31,
2021 (December 31, 2020 - $0.6 billion). Refer to Note

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
At December

31, 2022, the

allowance for credit

losses amounted to

$720 million, an

increase of $25

million, when compared

with
December 31,

2021. Given that

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

The extension in the reversion window
results in

a better

representation of

historical movements

for key

macroeconomic variables

that

impact the

ACL. This

change

in
assumptions contributed

to a

reduction of

$11

million in

the ACL.

The reasonable

and supportable

period assumptions

remained
unchanged at 2-years.

The baseline scenario assumes a 2023 annualized GDP growth for Puerto Rico and the United States of 1.3% and 0.7%. For 2022,
annualized expected

growth was

2.6% and

1.8% for

Puerto Rico

and United States,

respectively.

The reduction

in 2023

is due

to
the expected

slowdown in

the economy

as a

result of

tight monetary

policy,

weaker job

growth and

persistent inflation.

The 2023
average unemployment

rate is

forecasted at

7.8% and

4.0% for

Puerto Rico

and

United States,

respectively,

compared to

2022
average levels of 6.4% for Puerto Rico and 3.7% for the United States. In 2023, weaker job growth due to the expected slowdown in the economy will contribute to the increase in unemployment

rate.
The ACL

for BPPR

increased by $21

million to

$616 million, when

compared to

December 31, 2021,

mostly driven

by changes

in
the economic scenario, higher loan volumes and changes in credit quality The ACL for Popular U.S. increased by $4 million to $105 million, when compared to December 31, 2021.

The provision

for credit

losses for

the year

ended December

31, 2022,

amounted to

an expense

of $83.3

million, compared

to a
benefit

of

$183.3

million

for

the

year

ended

December 31,

2021, as

the

prior

year

included

reductions in

reserves

due

to

post-
pandemic improvements in the macroeconomic outlook and lower NCOs. Refer to Note 9 – Allowance for credit losses – loans held-
in-portfolio

to

the

Consolidated Financial

Statements, and

to

the Provision

for

Credit

Losses section

of

this

MD&A for

additional
information.

The following

table presents

net charge-offs

to average

loans held-in-portfolio

(“HIP”) ratios

by loan

category for

the years

ended
December 31, 2022 and 2021:
Table 31 - Net Charge-Offs

(Recoveries) to Average Loans HIP
December 31, 2022 December 31, 2021
BPPR Popular U.S. Popular Inc. BPPR Popular U.S. Popular Inc.
Commercial

(0.14) % 0.11% (0.02) % (0.24) % (0.02) % (0.15) %
Construction

(0.48) (0.19) (0.25) 1.27 (0.02) 0.19
Mortgage

(0.26) - (0.22) 0.04 - 0.04
Leasing 0.26 - 0.26 0.11 - 0.11
Consumer

1.22 1.33 1.22 0.58 0.99 0.60
Total

0.23% 0.12% 0.20% 0.09% 0.01% 0.07%
NCOs for the

year ended December

31, 2022

amounted to $59.3

million, increasing by

$38.6 million when

compared to the

same
period in

2021. The

BPPR segment

increased by

$29.4 million

mainly driven

by higher

consumer NCOs

by $40.5

million, mostly
auto loans, in part offset by lower mortgage NCOs by $18.5 million. The increase in the consumer NCOs was mostly related to post-
pandemic normalization, as NCOs continue at historical

low levels.

The PB segment NCOs increased by $9.2 million, mainly

driven
by

higher commercial

NCOs

by

$8.6

million,

due

to

the

$8.7

million

charge-off

during the

fourth

quarter of

2022

on

the

above-
mentioned healthcare NPL.

Table 32 - Allowance for Credit

Losses - Loan Portfolios
December 31, 2022
(Dollars in thousands) Commercial Construction Mortgage Leasing Consumer Total
Total ACL $ 235,376 $ 4,246 $ 135,254 $ 20,618 $ 324,808 $ 720,302
Total loans held-in

-portfolio
$ 15,739,132 $ 757,984 $ 7,397,471 $ 1,585,739 $ 6,597,443 $ 32,077,769
ACL to loans held-in-portfolio 1.50% 0.56% 1.83% 1.30% 4.92% 2.25%
Total Non-performing

loans held-in-portfolio
$ 93,039 $ - $ 262,879 $ 5,941 $ 77,582 $ 439,441
ACL to non-performing loans held-in-portfolio 252.99 % N.M. 51.45% 347.05% 418.66% 163.91%
N.M. - Not meaningful.
Table 33 - Allowance for Credit

Losses - Loan Portfolios
December 31, 2021
(Dollars in thousands) Commercial Construction Mortgage Leasing Consumer Total
Total ACL $ 215,805 $ 6,363 $ 154,478 $ 17,578 $ 301,142 $ 695,366
Total loans held-in

-portfolio
$ 13,732,701 $ 716,220 $ 7,427,196 $ 1,381,319 $ 5,983,121 $ 29,240,557
ACL to loans held-in-portfolio 1.57% 0.89% 2.08% 1.27% 5.03% 2.38%
Total Non-performing

loans held-in-portfolio
$ 125,579 $ 485 $ 355,856 $ 3,102 $ 62,855 $ 547,877
ACL to non-performing loans held-in-portfolio 171.85 % N.M. 43.41% 566.67% 479.11% 126.92%
N.M. - Not meaningful.
Table

34

details

the

breakdown

of

the

allowance

for

credit

losses

by

loan

categories.

The

breakdown

is

made

for

analytical
purposes, and it is not necessarily indicative of

the categories in which future loan losses may occur.
Table 34 - Allocation of the

Allowance for Credit Losses - Loans
At December 31,
2022 2021
% of loans % of loans
in each in each
category to category to
(Dollars in millions) ACL total loans ACL total loans
Commercial $235.4 49.1% $215.8 47.0
%
Construction 4.2 2.4 6.4 2.4
Mortgage 135.3 23.1 154.5 25.4
Leasing 20.6 4.9 17.6 4.7
Consumer 324.8 20.5 301.1 20.5
Total [1] $720.3 100.0% $695.4 100.0
%
[1] Note: For purposes of this table the term loans refers to loans held-in-portfolio excluding loans held-for-sale.
Troubled debt restructurings
The Corporation’s

troubled debt

restructurings (“TDRs”) loans

amounted to

$1.6 billion

at December

31, 2022,

decreasing by

$12
million,

from

December 31,

2021.

A

total

of

$725

million

of

these

TDRs

are

related

to

guaranteed

loans,

which

are

in

accruing
status.

The

Corporation

has

offered

to

clients

impacted

by

the

hurricanes

Fiona

and

Ian

a

moratorium

of

up

to

three

monthly
payments

on

personal

and

commercial

credit

cards,

auto

loans,

leases,

and

personal

loans,

subject

to

certain

eligibility
requirements. Mortgage clients

also benefited

from different

payment relief

alternatives available, depending

on their

type of

loan.
Loan relief options

for commercial clients

were reviewed on

a case-by-case basis.

As of December

31, 2022, approximately

2,428
loans with

a $94.8

million amortized

cost were

granted a

moratorium of

which 218

loans with

a $7.7

million amortized

cost have
been classified as TDR.

TDRs in the BPPR segment amounted to $1.6 billion,

a decrease of $12 million, mostly related to

lower consumer TDRs by $11
million. The Popular U.S. segment TDRs have remained

essentially flat since December 31, 2021. TDRs

in accruing status
increased by $26 million from December 31, 2021,

mostly related to an increase of $26 million

in BPPR’s mortgage TDRs, while
non-accruing TDRs decreased by $39 million, mostly related

to lower mortgage and commercial TDRs by $26

million and $10
million, respectively.

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

The

Corporation

has

established

a

three

lines

of

defense

framework:

(a)

business

line

management constitutes

the

first

line

of
defense by identifying

and managing the

risks associated with

business activities, (b) components

of the Risk

Management Group
and

the

Corporate

Security

Group,

among

others,

act

as

the

second

line

of

defense

by,

among

other

things,

measuring

and
reporting on the Corporation’s risk activities, and (c) the Corporate Auditing Division ,

as the third line of defense, reporting directly to
the Audit Committee of the Board, by independently providing assurance regarding the effectiveness of the risk

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

(b) review key risk indicators and related developments

at
the

business

level

consistent

with

the

RAS,

and

(c)

lead

the

incorporation

of

a

uniform

Governance,

Risk

and

Compliance
framework

across the

Corporation. The

ERM

Committee

and the

Enterprise

Risk Management

Department in

the

Financial and
Operational Risk Management

Division (the

“FORM Division”), in

coordination with the

Chief Risk

Officer, create

the framework to
identify and

manage multiple

and cross-enterprise

risks, and

to articulate

the RAS

and supporting

metrics.
Our risk

management
program

monitors

the

following

principal

risks:

credit,

interest

rate,

market,

liquidity,

operational, cyber

and

information

security,
climate, legal, regulatory affairs, regulatory and financial compliance, BSA/ AML & sanctions, strategic and

reputational.
The

Enterprise

Risk

Management

Department

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

Financial

Risk,

Corporate
Insurance Advisory

Department independently

measures, monitors

and reports

compliance with

liquidity and

market risk

policies,
and oversees controls surrounding interest risk measurements.
The Corporate Compliance

Committee, comprised of

senior management team

members and representatives

from the Regulatory
and Financial

Compliance Division

and the

Financial Crimes

Compliance Division,

among others,

are responsible

for overseeing
and

assessing

the

adequacy

of

the

risk

management

processes

that

underlie

Popular’s

compliance

program

for

identifying,
assessing,

measuring,

monitoring,

testing,

mitigating,

and

reporting

compliance

risks.

They

also

supervise

Popular’s

reporting
obligations under the compliance program so as to ensure the adequacy, consistency and timeliness of the reporting of compliance-
related risks across the Corporation.

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

ESG Committee

whose purpose

and responsibility

is to

oversee the

Corporation’s ESG
strategies and

support the

development and

consistent application

of policies,

processes and

procedures that

measure, limit

and
manage ESG

matters and

risks. The ESG

Committee also assesses

ESG-related considerations in

the credit

approval process of
commercial credit applications.
The processes

of strategic

risk planning

and the

evaluation of

reputational risk

are on-going

processes through

which continuous
data gathering and

analysis are performed.

In order

to ensure strategic

risks are properly

identified and monitored,

the Corporate
Strategy and

Transformation Division,

which reports to

the Corporation’s

Chief Operations Officer,

performs periodic assessments
regarding corporate

strategic priority

initiatives, such as

the Corporation’s

transformation initiative

and other

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

Statistical Summary 2022-2021
Statements of Financial Condition
At December 31,
(In thousands) 2022 2021
Assets:

Cash and due from banks $ 469,501 $ 428,433
Money market investments:

Time deposits with other banks

5,614,595 17,536,719
Total money market investments 5,614,595 17,536,719
Trading account debt securities, at fair value 27,723 29,711
Debt securities available-for-sale, at fair

value
17,804,374 24,968,269
Debt securities held-to-maturity, at amortized cost 8,525,366 79,461
Less – Allowance for credit losses 6,911 8,096
Debt securities held-to-maturity, net 8,518,455 71,365
Equity securities 195,854 189,977
Loans held-for-sale, at lower of cost or fair

value
5,381 59,168
Loans held-in-portfolio:
Loans held-in-portfolio 32,372,925 29,506,225
Less – Unearned income 295,156 265,668

Allowance for credit losses
720,302 695,366
Total loans held-in-portfolio, net 31,357,467 28,545,191
Premises and equipment, net 498,711 494,240
Other real estate

89,126 85,077
Accrued income receivable 240,195 203,096
Mortgage servicing rights, at fair value 128,350 121,570
Other assets 1,847,813 1,628,571
Goodwill 827,428 720,293
Other intangible assets 12,944 16,219
Total assets $ 67,637,917 $ 75,097,899
Liabilities and Stockholders’ Equity
Liabilities:

Deposits:

Non-interest bearing $ 15,960,557 $ 15,684,482
Interest bearing 45,266,670 51,320,606
Total deposits 61,227,227 67,005,088
Assets sold under agreements to repurchase 148,609 91,603
Other short-term borrowings 365,000 75,000
Notes payable 886,710 988,563
Other liabilities 916,946 968,248
Total liabilities 63,544,492 69,128,502
Stockholders’ equity:
Preferred stock 22,143 22,143
Common stock 1,047 1,046
Surplus 4,790,993 4,650,182
Retained earnings 3,834,348 2,973,745
Treasury stock – at cost (2,030,178) (1,352,650)
Accumulated other comprehensive loss, net

of tax
(2,524,928) (325,069)
Total stockholders’ equity

4,093,425 5,969,397
Total liabilities and stockholders’ equity $ 67,637,917 $ 75,097,899

Statistical Summary 2020-2022
Statements of Operations
For the years ended December 31,
(In thousands) 2022 2021 2020
Interest income:
Loans $ 1,876,166 $ 1,747,827 $ 1,742,390
Money market investments 118,080 21,147 19,721
Investment securities 471,665 353,663 329,440
Total interest income 2,465,911 2,122,637 2,091,551
Less - Interest expense 298,552 165,047 234,938
Net interest income 2,167,359 1,957,590 1,856,613
Provision for credit losses (benefit) 83,030 (193,464) 292,536
Net interest income after provision for

credit losses
2,084,329 2,151,054 1,564,077
Mortgage banking activities 42,450 50,133 10,401
Net gain on sale of debt securities - 23 41
Net (loss) gain, including impairment, on

equity securities
(7,334) 131 6,279
Net (loss) gain on trading account debt securities (784) (389) 1,033
Net (loss) gain on sale of loans, including

valuation adjustments on loans held-for-sale
- (73) 1,234
Adjustment to indemnity reserves on loans

sold
919 4,406 390
Other non-interest income 861,811 587,897 492,934
Total non-interest income 897,062 642,128 512,312
Operating expenses:

Personnel costs 719,764 631,802 564,205
All other operating expenses 1,026,656 917,473 893,624
Total operating expenses 1,746,420 1,549,275 1,457,829
Income before income tax

1,234,971 1,243,907 618,560
Income tax expense 132,330 309,018 111,938
Net Income $ 1,102,641 $ 934,889 $ 506,622
Net Income Applicable to Common Stock

$ 1,101,229 $ 933,477 $ 504,864

Statistical Summary 2020-2022
Average Balance Sheet and Summary

of Net Interest Income
On a Taxable Equivalent

Basis*
2022 2021 2020
(Dollars in thousands)
Average
Balance
Interest

Average
Rate

Average
Balance
Interest

Average
Rate

Average
Balance
Interest

Average
Rate

Assets
Interest earning assets:
Money market investments $ 9,530,698 $ 118,079 1.24% $ 15,999,741 $ 21,147 0.13% $ 8,597,652 $ 19,723 0.23%
U.S.

Treasury securities
21,141,431 448,961 2.12 12,396,773 266,670 2.16 12,107,819 257,308 2.13
Obligations of U.S.

Government

sponsored entities 41 2 5.66 7,972 120 1.50 70,424 2,818 4.00
Obligations of Puerto Rico, States
and political subdivisions 67,965 7,824 11.51 75,607 7,608 10.06 82,051 5,705 6.95
Collateralized mortgage obligations and

mortgage-backed securities
8,342,672 198,566 2.38 10,255,525 224,706 2.19 6,913,416 194,794 2.82
Other

190,489 8,925 4.68 194,640 9,027 4.64 178,818 7,369 4.12
Total investment securities 29,742,598 664,278 2.23 22,930,517 508,131 2.22 19,352,528 467,994 2.42
Trading account securities 51,357 3,049 5.94 84,380 4,339 5.16 69,446 4,165 6.00
Loans (net of unearned income) 30,405,280 1,924,895 6.33 29,074,036 1,794,789 6.19 28,384,981 1,785,022 6.29
Total interest earning

assets/Interest
income $ 69,729,933 $ 2,710,301 3.89% $ 68,088,674 $ 2,328,406 3.43% $ 56,404,607 $ 2,276,904 4.04%
Total non-interest

earning assets
3,078,671 3,079,976 3,178,848
Total assets $ 72,808,604 $ 71,168,650 $ 59,583,455
Liabilities and Stockholders' Equity

Interest bearing liabilities:
Savings, NOW,

money market and
other

interest bearing demand accounts
$ 41,769,576 $ 191,064 0.46% $ 41,387,504 $ 59,034 0.15% $ 32,077,578 $ 92,417 0.29%
Time deposits 6,853,127 61,781 0.90 7,028,334 52,587 0.75 7,970,474 83,438 1.05
Federal funds purchased 7 - 3.92 1 - 0.25 342 1 0.25
Securities purchased under agreement
to resell 107,305 2,309 2.15 91,394 317 0.35 143,718 2,336 1.63
Other short-term borrowings 99,083 3,428 3.46 343 1 0.35 21,557 120 0.56
Notes payable

938,778 39,970 4.26 1,184,737 53,107 4.49 1,178,169 56,626 4.81

Total interest bearing

liabilities/Interest
expense 49,767,876 298,552 0.60 49,692,313 165,046 0.33 41,391,838 234,938 0.57

Total non-interest

bearing liabilities
17,031,503 15,698,685 12,771,679
Total liabilities 66,799,379 65,390,998 54,163,517
Stockholders' equity

6,009,225 5,777,652 5,419,938
Total liabilities and

stockholders' equity
$ 72,808,604 $ 71,168,650 $ 59,583,455
Net interest income on a taxable
equivalent basis $ 2,411,749 $ 2,163,360 $ 2,041,966
Cost of funding earning assets 0.43% 0.24% 0.42%
Net interest margin 3.46% 3.19% 3.62%
Effect of the taxable equivalent
adjustment 244,390 205,770 185,353
Net interest income per books $ 2,167,359 $ 1,957,590 $ 1,856,613
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

2022.

In

making

this

assessment,

management

used

the

criteria

set

forth

in

the

Internal

Control-Integrated
Framework

(2013) issued by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO).

Based on our assessment, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2022 based on the

criteria referred to above.
The Corporation’s

independent registered

public accounting

firm,
PricewaterhouseCoopers LLP
,

has audited

the effectiveness

of
the Corporation’s

internal control

over financial

reporting as

of December

31, 2022,

as stated

in their

report dated

March 1,

2023
which appears herein.
Ignacio Alvarez Carlos J. Vázquez
President and Executive Vice President
Chief Executive Officer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Popular, Inc.
Opinions on the Financial Statements and Internal

Control over Financial Reporting

We

have

audited

the

accompanying

consolidated

statements

of

financial

condition

of

Popular,

Inc.

and

its
subsidiaries

(the

“Corporation”)

as

of

December

31,

2022

and

2021,

and

the

related

consolidated

statements

of
operations, comprehensive (loss) income,

changes in stockholders’ equity

and cash flows for

each of the three

years
in

the

period

ended

December

31,

2022,

including

the

related

notes

(collectively

referred

to

as

the

“consolidated
financial

statements”).

We

also

have

audited

the

Corporation's

internal

control

over

financial

reporting

as

of
December

31, 2022,

based on

criteria

established in

Internal Control

- Integrated

Framework (2013)

issued

by the
Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In

our

opinion,

the

consolidated

financial

statements

referred

to

above

present

fairly,

in

all

material

respects,

the
financial position of the Corporation as of

December 31, 2022 and 2021, and the

results of its operations and its cash
flows

for

each

of

the

three

years

in

the

period

ended

December

31,

2022

in

conformity with

accounting

principles
generally accepted

in the

United States

of America.

Also, in

our opinion,

the Corporation

maintained, in

all material
respects, effective

internal control over

financial reporting as

of December 31,

2022, based on

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

(Form FR Y-
9C)

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

31, 2022, the allowance

for credit losses

was $720
million

on

total

loans

of

$32

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

Goodwill Annual Impairment Assessment - Banco Popular de Puerto Rico and Popular Bank Reporting Units
As

described

in

Note

15

to

the

consolidated

financial

statements,

the

Corporation’s

consolidated

goodwill

balance
was $827 million as of December 31, 2022, of which a significant portion relates to the Banco Popular de Puerto Rico
(“BPPR”) and

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
March 1, 2023
We have served as the Corporation’s auditor since 1971, which includes periods before the Corporation became subject to SEC reporting requirements.
CERTIFIED PUBLIC ACCOUNTANTS

(OF PUERTO RICO)
License No. LLP-216 Expires Dec. 1, 2025
Stamp E497972 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
December 31, December 31,
(In thousands, except share information) 2022 2021
Assets:
Cash and due from banks $
469,501
$
428,433
Money market investments:

Time deposits with other banks

5,614,595
17,536,719
Total money market investments
5,614,595
17,536,719
Trading account debt securities, at fair value:

Other trading account debt securities
27,723
29,711
Debt securities available-for-sale, at fair

value:
Pledged securities with creditors’ right to repledge

129,203
93,330
Other debt securities available-for-sale
17,675,171
24,874,939
Debt securities held-to-maturity, at amortized cost (fair value 2022

- $
8,440,196
; 2021 - $
83,368
)
8,525,366
79,461
Less – Allowance for credit losses
6,911
8,096
Debt securities held-to-maturity, net
8,518,455
71,365
Equity securities (realizable value 2022 -

$
196,665
; 2021 - $
192,345
)
195,854
189,977
Loans held-for-sale, at lower of cost or fair

value
5,381
59,168
Loans held-in-portfolio
32,372,925
29,506,225
Less – Unearned income
295,156
265,668

Allowance for credit losses
720,302
695,366
Total loans held-in-portfolio, net
31,357,467
28,545,191
Premises and equipment, net
498,711
494,240
Other real estate
89,126
85,077
Accrued income receivable
240,195
203,096
Mortgage servicing rights, at fair value
128,350
121,570
Other assets
1,847,813
1,628,571
Goodwill
827,428
720,293
Other intangible assets
12,944
16,219
Total assets $
67,637,917
$
75,097,899
Liabilities and Stockholders’ Equity
Liabilities:

Deposits:
Non-interest bearing $
15,960,557
$
15,684,482
Interest bearing
45,266,670
51,320,606
Total deposits
61,227,227
67,005,088
Assets sold under agreements to repurchase
148,609
91,603
Other short-term borrowings
365,000
75,000
Notes payable
886,710
988,563
Other liabilities
916,946
968,248
Total liabilities
63,544,492
69,128,502
Commitments and contingencies (Refer

to Note 24)

Stockholders’ equity:

Preferred stock,
30,000,000

shares authorized;
885,726

shares issued and outstanding (2021 -
885,726
)
22,143
22,143
Common stock, $
0.01

par value;
170,000,000

shares authorized;
104,657,522

shares issued (2021 -
104,579,334
) and
71,853,720

shares outstanding (2021 -
79,851,169
)
1,047
1,046
Surplus
4,790,993
4,650,182
Retained earnings
3,834,348
2,973,745
Treasury stock - at cost,
32,803,802

shares (2021 -
24,728,165
)

(2,030,178)
(1,352,650)
Accumulated other comprehensive loss, net

of tax

(2,524,928)
(325,069)
Total stockholders’ equity

4,093,425
5,969,397
Total liabilities and stockholders’ equity $
67,637,917
$
75,097,899
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF OPERATIONS

Years ended December 31,
(In thousands, except per share information) 2022 2021 2020
Interest income:
Loans $
1,876,166
$
1,747,827
$
1,742,390
Money market investments
118,080
21,147
19,721
Investment securities
471,665
353,663
329,440
Total interest income
2,465,911
2,122,637
2,091,551
Interest expense:
Deposits
252,845
111,621
175,855
Short-term borrowings
5,737
319
2,457
Long-term debt
39,970
53,107
56,626
Total interest expense
298,552
165,047
234,938
Net interest income
2,167,359
1,957,590
1,856,613
Provision for credit losses (benefit)
83,030
(193,464)
292,536
Net interest income after provision for credit losses

(benefit)
2,084,329
2,151,054
1,564,077
Service charges on deposit accounts
157,210
162,698
147,823
Other service fees
334,009
311,248
257,892
Mortgage banking activities (Refer to Note 10)
42,450
50,133
10,401
Net gain on sale of debt securities
-
23
41
Net (loss) gain, including impairment on equity securities
(7,334)
131
6,279
Net (loss) profit on trading account debt securities
(784)
(389)
1,033
Net (loss) gain on sale of loans, including

valuation adjustments on loans
held-for-sale
-
(73)
1,234
Adjustments to indemnity reserves on loans sold
919
4,406
390
Other operating income
370,592
113,951
87,219
Total non-interest income
897,062
642,128
512,312
Operating expenses:
Personnel costs
719,764
631,802
564,205
Net occupancy expenses
106,169
102,226
119,345
Equipment expenses
35,626
32,919
32,514
Other taxes
63,603
56,783
54,454
Professional fees
172,043
126,721
132,414
Technology and software expenses
291,902
277,979
263,886
Processing and transactional services
127,145
121,367
112,039
Communications
14,885
14,029
13,230
Business promotion
88,918
72,981
57,608
FDIC deposit insurance
26,787
25,579
23,868
Other real estate owned (OREO) income
(22,143)
(14,414)
(3,480)
Other operating expenses
109,446
92,169
81,349
Amortization of intangibles
3,275
9,134
6,397
Goodwill impairment charge
9,000
-
-
Total operating expenses
1,746,420
1,549,275
1,457,829
Income before income tax
1,234,971
1,243,907
618,560
Income tax expense
132,330
309,018
111,938
Net Income $
1,102,641
$
934,889
$
506,622
Net Income Applicable to Common Stock $
1,101,229
$
933,477
$
504,864
Net Income per Common Share – Basic $
14.65
$
11.49
$
5.88
Net Income per Common Share – Diluted $
14.63
$
11.46
$
5.87
The accompanying notes are an integral part of

these consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE (LOSS) INCOME
Years ended December 31,

(In thousands) 2022 2021 2020
Net income $
1,102,641
$
934,889
$
506,622
Other comprehensive (loss) income before

tax:
Foreign currency translation adjustment
10,572
3,947
(14,471)
Adjustment of pension and postretirement

benefit plans
7,811
36,950
(9,032)
Amortization of net losses
15,644
20,749
21,447
Unrealized net holding (losses) gains on debt

securities arising during the period

(2,539,421)
(619,470)
419,993
Reclassification adjustment for gains included

in net income
-
(23)
(41)
Amortization of unrealized losses of debt

securities transfer from available-for-sale

to
held-to-maturity [1]
41,642
-
-
Unrealized net gains (losses) on cash flow

hedges
3,719
539
(8,872)
Reclassification adjustment for net (gains)

losses included in net income
(960)
1,847
6,379
Other comprehensive (loss) income before

tax
(2,460,993)
(555,461)
415,403
Income tax benefit (expense)
261,134
40,401
(55,474)
Total other comprehensive (loss) income, net of tax
(2,199,859)
(515,060)
359,929
Comprehensive (loss) income, net of tax $
(1,097,218)
$
419,829
$
866,551
Tax effect allocated to each component of other comprehensive

(loss) income:
Years ended December 31,

(In thousands) 2022 2021 2020
Adjustment of pension and postretirement

benefit plans
$
(2,929)
$
(13,856)
$
3,387
Amortization of net losses
(5,867)
(7,781)
(8,042)
Unrealized net holding (losses) gains on debt

securities arising during the period

278,324
62,468
(51,213)
Reclassification adjustment for gains included

in net income
-
5
6
Amortization of unrealized losses of debt

securities transfered from available-for-sale

to
held-to-maturity [1]
(8,328)
-
-
Unrealized net gains (losses) on cash flow

hedges
(612)
(172)
2,472
Reclassification adjustment for net (gains)

losses included in net income
546
(263)
(2,084)
Income tax benefit (expense) $
261,134
$
40,401
$
(55,474)
[1] In October 2022, the Corporation transferred

U.S. Treasury securities with a fair value of $
6.5

billion (par value of $
7.4

billion) from its available-
for-sale portfolio to its held-to-maturity portfolio.

Refer to Note 7 to the Consolidated Financial

Statements for additional information.
The accompanying notes are an integral

part of these consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
Accumulated

other
Common

Preferred Retained Treasury comprehensive
(In thousands) stock stock Surplus earnings stock (loss) income Total
Balance at December 31, 2019 $
1,044
$
50,160
$
4,447,412
$
2,147,915
$
(459,814)
$
(169,938)
$
6,016,779
Cumulative effect of accounting change
(205,842)
(205,842)
Net income
506,622
506,622
Issuance of stock
1
4,262
4,263
Dividends declared:
Common stock [1]
(136,561)
(136,561)
Preferred stock
(1,758)
(1,758)
Common stock purchases [2]
76,335
(580,507)
(504,172)
Common stock reissuance
(1,192)
6,022
4,830
Preferred Stock, Redemption Amount [3]
(28,017)
(28,017)
Stock based compensation
(4,731)
17,345
12,614
Other comprehensive income, net of tax
359,929
359,929
Transfer to statutory reserve
49,448
(49,448)
-
Balance at December 31, 2020 $
1,045
$
22,143
$
4,571,534
$
2,260,928
$
(1,016,954)
$
189,991
$
6,028,687
Net income
934,889
934,889
Issuance of stock
1
4,673
4,674
Dividends declared:
Common stock [1]
(142,290)
(142,290)
Preferred stock
(1,412)
(1,412)
Common stock purchases [4]
(8,557)
(347,093)
(355,650)
Stock based compensation
4,162
11,397
15,559
Other comprehensive loss, net of tax
(515,060)
(515,060)
Transfer to statutory reserve
78,370
(78,370)
-
Balance at December 31, 2021 $
1,046
$
22,143
$
4,650,182
$
2,973,745
$
(1,352,650)
$
(325,069)
$
5,969,397
Net income
1,102,641
1,102,641
Issuance of stock
1
5,836
5,837
Dividends declared:
Common stock [1]
(163,693)
(163,693)
Preferred stock
(1,412)
(1,412)
Common stock purchases [5]
53,592
(691,256)
(637,664)
Stock based compensation
4,450
13,728
18,178
Other comprehensive loss, net of tax
(2,199,859)
(2,199,859)
Transfer

to statutory reserve
76,933
(76,933)
-
Balance at December 31, 2022 $
1,047
$
22,143
$
4,790,993
$
3,834,348
$
(2,030,178)
$
(2,524,928)
$
4,093,425
[1]
Dividends declared per common share during the year ended

December 31, 2022 - $
2.20

(2021 - $
1.75
; 2020 - $
1.60
).
[2]
During the year ended December 31, 2020, the Corporation

completed a $
500

million accelerated share repurchase transaction with respect to its
common stock, which was accounted for as a treasury stock

transaction. Refer to Note 20 for additional information.
[3]
On February 24, 2020, the Corporation redeemed all

the outstanding shares of 2008 Series B Preferred Stock.

Refer to Note 20 for additional
information.
[4]
During the year ended December 31, 2021, the Corporation

completed a $
350

million accelerated share repurchase transaction with respect to its
common stock, which was accounted for as a treasury stock

transaction. Refer to Note 20 for additional information.
[5]
During the year ended December 31, 2022, the Corporation

completed two accelerated share repurchase transaction

with respect to its common
stock, which were accounted for as a treasury stock transactions.

The aggregate amount of both transactions was $
631

million. Refer to Note 20
for additional information.
Years ended December

31,
Disclosure of changes in number of shares: 2022 2021 2020
Preferred Stock:
Balance at beginning of year
885,726
885,726
2,006,391
Redemption of stocks
-
-
(1,120,665)
Balance at end of year
885,726
885,726
885,726
Common Stock:
Balance at beginning of year
104,579,334
104,508,290
104,392,222
Issuance of stock
78,188
71,044
116,068
Balance at end of year
104,657,522
104,579,334
104,508,290
Treasury stock
(32,803,802)
(24,728,165)
(20,264,055)
Common Stock – Outstanding
71,853,720
79,851,169
84,244,235
The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
Years ended December

31,
(In thousands) 2022 2021 2020
Cash flows from operating activities:
Net income $
1,102,641
$
934,889
$
506,622
Adjustments to reconcile net income to net cash provided

by operating activities:
Provision for credit losses (benefit)
83,030
(193,464)
292,536
Goodwill impairment losses
9,000
-
-
Amortization of intangibles
3,275
9,134
6,397
Depreciation and amortization of premises and equipment
55,107
55,104
58,452
Net accretion of discounts and amortization of premiums and

deferred fees

29,120
(21,962)
(63,300)
Interest capitalized on loans subject to the temporary payment moratorium or loss mitigation
alternatives
(11,521)
(15,567)
(95,212)
Share-based compensation
16,727
17,774
8,254
Impairment losses on right-of-use and long-lived assets
2,233
5,320
18,004
Fair value adjustments on mortgage servicing rights
(166)
10,206
42,055
Fair value adjustment for contingent consideration
(9,241)
-
-
Adjustments to indemnity reserves on loans sold
(919)
(4,406)
(390)
Earnings from investments under the equity method, net

of dividends or distributions
(29,522)
(50,942)
(27,738)
Deferred income tax (benefit) expense
(33,129)
229,371
75,044
(Gain) loss on:
Disposition of premises and equipment and other productive

assets
(9,453)
(18,393)
(11,561)
Proceeds from insurance claims
-
-
(366)
Sale of debt securities
-
(23)
(41)
Sale of loans, including valuation adjustments on loans

held-for-sale and mortgage banking
activities
252
(21,611)
(32,449)
Sale of equity method investment

(8,198)
-
-
Disposition of stock as part of the Evertec Transactions
(240,412)
-
-
Sale of foreclosed assets, including write-downs
(33,008)
(30,098)
(19,958)
Acquisitions of loans held-for-sale
(122,363)
(251,336)
(227,697)
Proceeds from sale of loans held-for-sale
64,542
95,100
83,456
Net originations on loans held-for-sale
(202,913)
(527,585)
(391,537)
Net decrease (increase) in:
Trading debt securities
353,301
741,465
493,993
Equity securities
54
(2,336)
(8,263)
Accrued income receivable

(62,932)
6,193
(35,616)
Other assets
76,589
25,022
114,329
Net increase (decrease) in:
Interest payable
6,061
(5,395)
(5,404)
Pension and other postretirement benefits obligation
(2,893)
(4,104)
5,898
Other liabilities
(20,724)
22,802
(106,736)
Total adjustments
(88,103)
70,269
172,150
Net cash provided by operating activities
1,014,538
1,005,158
678,772
Cash flows from investing activities:

Net decrease (increase) in money market investments
11,922,703
(5,895,789)
(8,378,577)
Purchases of investment securities:
Available-for-sale
(22,232,278)
(14,672,856)
(21,033,807)
Held-to-maturity
(1,879,443)
-
-
Equity
(48,921)
(16,196)
(30,794)
Proceeds from calls, paydowns, maturities and redemptions

of investment securities:
Available-for-sale
20,143,921
9,602,430
18,224,362
Held-to-maturity
9,826
15,700
6,733
Proceeds from sale of investment securities:
Available-for-sale
-
235,992
5,103
Equity
42,990
2,904
25,206
Net (disbursements) repayments on loans
(2,237,084)
469,268
(875,941)
Proceeds from sale of loans
141,314
203,179
84,385
Acquisition of loan portfolios
(753,684)
(348,179)
(1,138,276)
Payments to acquire other intangible
-
(905)
(83)
Payments to acquire businesses, net of cash acquired
-
(155,828)
-
Return of capital from equity method investments
681
6,362
959
Payments to acquire equity method investments
(1,625)
(375)
(1,778)
Proceeds from sale of equity method investment
8,198
-
-
Proceeds from the Evertec stock sale
219,883
-
-

Acquisition of premises and equipment
(103,789)
(72,781)
(60,073)
Proceeds from insurance claims
-
-
366
Proceeds from sale of:
Premises and equipment and other productive assets
10,305
21,482
26,548
Foreclosed assets
107,203
86,942
77,521
Net cash provided by (used in) investing activities
5,350,200
(10,518,650)
(13,068,146)
Cash flows from financing activities:

Net (decrease) increase in:
Deposits
(5,770,261)
10,138,617
13,102,028
Assets sold under agreements to repurchase

57,006
(29,700)
(72,076)
Other short-term borrowings
290,000
75,000
-
Payments of notes payable
(103,147)
(237,713)
(139,920)
Principal payments of finance leases
(3,346)
(2,852)
(3,145)
Proceeds from issuance of notes payable
-
-
261,999
Proceeds from issuance of common stock
5,837
4,674
9,093
Payments for repurchase of redeemable preferred stock
-
-
(28,017)
Dividends paid
(161,516)
(141,466)
(133,645)
Net payments for repurchase of common stock
(631,893)
(350,535)
(500,479)
Payments related to tax withholding for share-based compensation
(5,771)
(5,115)
(3,693)
Net cash (used in) provided by financing activities
(6,323,091)
9,450,910
12,492,145
Net increase (decrease) in cash and due from banks, and

restricted cash
41,647
(62,582)
102,771
Cash and due from banks, and restricted cash at beginning

of period
434,512
497,094
394,323
Cash and due from banks, and restricted cash at end of period $
476,159
$
434,512
$
497,094
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations and Basis of Presentation 121
Note 2 - Summary of Significant Accounting Policies 122
Note 3 - New Accounting Pronouncements 133
Note 4 - Business Combination 137
Note 5 - Restrictions on Cash and Due from Banks and Certain Securities 141
Note 6 - Debt Securities Available-For-Sale 142
Note 7 - Debt Securities Held-to-Maturity 145
Note 8 - Loans 148
Note 9 - Allowance for Credit Losses – Loans Held-In-Portfolio 157
Note 10 - Mortgage Banking Activities 179
Note 11 -
Transfers of Financial Assets and Mortgage

Servicing Assets
180
Note 12 - Premises and Equipment 183
Note 13 - Other Real Estate Owned 184
Note 14 - Other Assets 185
Note 15 -
Goodwill and Other Intangible Assets

186
Note 16 - Deposits 190
Note 17 - Borrowings 191
Note 18 - Trust Preferred Securities 194
Note 19 - Other Liabilities 195
Note 20 - Stockholders’ Equity 196
Note 21 - Regulatory Capital Requirements 198
Note 22 -
Other Comprehensive (Loss) Income

201
Note 23 - Guarantees 203
Note 24 - Commitments and Contingencies 206
Note 25-
Non-consolidated Variable Interest

Entities
214
Note 26 - Derivative Instruments and Hedging Activities 216
Note 27 - Related Party Transactions 219
Note 28 - Fair Value Measurement 222
Note 29 - Fair Value of Financial Instruments 231
Note 30 - Employee Benefits

234
Note 31 - Net Income per Common Share 242
Note 32 - Revenue from Contracts with Customers 243
Note 33 - Leases 245
Note 34 - Stock-Based Compensation 247
Note 35 - Income Taxes 250
Note 36 -
Supplemental Disclosure on the Consolidated Statements of Cash

Flows
254
Note 37 - Segment Reporting 255
Note 38 -
Popular, Inc. (Holding company only)

Financial Information
258

Note 1 – Nature of Operations and basis of

Presentation
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

Equipment Finance (“PEF”), a wholly

owned subsidiary
of PB based in Minnesota.

Basis of Presentation
Leveraging

the

completion

of

the

Evertec

Transactions,

as

defined

in

Note

4

to

the

Consolidated

Financial

Statements,

the
Corporation embarked

on a

broad-based multi-year,

technological and

business process

transformation during

the second

half of
2022.

The

needs

and

expectations

of

our

clients,

as

well

as

the

competitive

landscape,

have

evolved,

requiring

us

to

make
important

investments

in

our

technological

infrastructure

and

adopt

more

agile

practices.

Our

technology

and

business
transformation will be a significant priority for the Corporation over the next three years and beyond.

As part of this transformation, we aim to expand our digital capabilities,

modernize our technology platform, and implement agile and
efficient

business processes

across the

entire Corporation.

To

facilitate

the transparency

of the

progress with

the transformation
initiative and

to better

portray the

level of

technology related

expenses categorized

by the

nature of

the expense,

effective in

the
fourth quarter of 2022, the

Corporation has separated technology,

professional fees and transactional and items

processing related
expenses as standalone expense categories in the accompanying Consolidated statement of operations. There were no changes to the

total

operating

expenses

presented.

Prior

periods

amount

in

the

financial

statements

and

related

disclosures

have

been
reclassified to conform to the current presentation.

The following table provides the detail of

the reclassifications for each respective year:

2021 2020
Financial statement line item As reported Adjustments Adjusted As reported Adjustments Adjusted
Equipment expenses $
92,097
$
(59,178)
$
32,919
$
88,932
$
(56,418)
$
32,514
Professional services
410,865
(284,144)
126,721
394,122
(261,708)
132,414
Technology and

software expenses
-
277,979
277,979
-
263,886
263,886
Processing and transactional services
-
121,367
121,367
-
112,039
112,039
Communications
25,234
(11,205)
14,029
23,496
(10,266)
13,230
Other expenses
136,988
(44,819)
92,169
128,882
(47,533)
81,349
Net effect on operating expenses $
665,184
$
-
$
665,184
$
635,432
$
-
$
635,432

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

interest in

the acquiree

at the

acquisition date

are measured

at their

fair values

as of

the acquisition

date. The
acquisition

date

is

the

date

the

acquirer

obtains

control.

Transaction

costs

are

expensed

as

incurred.

Contingent

consideration
classified as an asset

or a liability is remeasured to

fair value at each

reporting date until the contingency

is resolved. The changes
in fair

value of

the contingent

consideration are

recognized in

earnings unless

the arrangement

is a

hedging instrument

for which
changes

are

initially

recognized

in

other

comprehensive

income.

Refer

to

Note

4

for

information

of

business

combinations
completed by the Corporation for the years presented.

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
●

Debt securities that

the Corporation has

the intent and

ability to hold

to maturity are

classified as debt securities

held-to-
maturity and reported

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

2
nd

lien loans

and the

commercial C&I

models for

municipal bonds.

As part

of this

framework, internal
factors are stressed,

as a qualitative

adjustment, to reflect current

conditions that are

not necessarily captured within

the
historical

loss

experience.

The

modeling

framework

includes

a

2-year

reasonable

and

supportable

period

gradually
reverting,

over

a

3-years

horizon,

to

historical

information

at

the

model

input

level.

The

Corporation

may

not

sell

or
transfer held-to-maturity securities without calling into question its intent to hold other debt securities

to maturity, unless

a
nonrecurring or unusual event that could not have

been reasonably anticipated has occurred.
●

Debt securities

classified as

trading securities

are reported

at fair

value, with

unrealized and

realized gains

and losses
included in non-interest income.
●

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

Debt securities available-
for-sale are written-off when

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
●

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

credit
related

fair

value

adjustments are

recorded

as

a

reduction

in

the

ACL.

To

the

extent

that

the

loan's

reduction

in

value

has

not
already been provided for in the ACL, an additional provision for credit losses is recorded. Subsequent to reclassification to held-for-
sale, the amount,

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

(or one year for loans providing for quarterly or semi-
annual payments))

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

amortized
over the life of

the loan through net

interest income using the

effective interest method or

a method that approximates the

effective
interest

method.

Changes

in

expected

credit

losses

are

recorded as

an

increase

or

decrease

to

the

ACL

with

a

corresponding
charge

(reverse)

to

the

provision

for

credit

losses

in

the

Consolidated

Statement

of

Operations.

These

loans

follow

the

same
nonaccrual policies as non-PCD loans. Modifications of PCD loans that meet the definition of a TDR are accounted and reported as
such following the same processes as non-PCD loans.
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

2022,
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
part

of

the

ACL’s

governance

process. The

Corporation considers

additional

macroeconomic scenarios

as

part

of

its

qualitative
adjustment framework.

The

macroeconomic variables

chosen

to

estimate credit

losses

were

selected

by

combining

quantitative

procedures with

expert
judgment.

These

variables

were

determined

to

be

the

best

predictors

of

expected

credit

losses

within

the

Corporation’s

loan
portfolios and

include drivers such

as unemployment rate,

different measures

of employment levels,

house prices,

gross domestic
product

and

measures

of

disposable

income,

amongst

others.

The

loss

estimation

framework

includes

a

reasonable

and
supportable period of 2 years for PR portfolios, gradually

reverting, over a 3-years horizon, to historical macroeconomic variables at the

model

input

level.

For

the

US

portfolio

the

reasonable

and

supportable

period

considers

the

contractual

life

of

the

asset,
impacted

by

prepayments, except

for the

US

CRE portfolio.

The US

CRE portfolio

utilizes a

2-year reasonable

and supportable
period gradually reverting, over a 3-years horizon,

to historical information at the output level.

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
years ended December 31, 2022 and 2021.
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
Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-
line basis over the estimated useful life of each

type of asset. Amortization of leasehold improvements

is computed over the terms of
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

December 31, 2022, 2021 and 2020 was not

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

considers

current

conditions,
macroeconomic expectations

through a

2-years reasonable

and supportable

period, gradually

reverting over

a 3-years

horizon to
historical

loss

experience,

portfolio

composition

by

risk

characteristics,

amongst

other

factors.

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

Refer to the disclosure of accumulated other comprehensive

income (loss) included in Note 22.
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

of the pre-tax income

or loss
from

continuing operations

that

occurred during

the year,

plus

or minus

income tax

effects

of

(a) changes

in circumstances

that
cause

a

change

in

judgment

about

the

realization

of

deferred

tax

assets

in

future

years,

(b)

changes

in

tax

laws

or

rates,

(c)
changes in tax status, and (d) tax-deductible

dividends paid to stockholders, subject to certain

exceptions.
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
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2022-06,
Reference Rate Reform
(Topic 848) - Deferral of
the Sunset Date of Topic
848
The

FASB

issued

Accounting

Standards
Update

("ASU")

2022-06

in

December
2022, which defers the sunset date of

Topic
848 from

December 31,

2022 to

December
31,

2024.

Topic

848

provided

optional
guidance

to

ease

the

potential

burden

in
accounting for (or recognizing the effects of)
reference rate reform on financial reporting.
December 21, 2022
The

Corporation

was

not

impacted

by
the

adoption

of

ASU

2022-06

during
the

fourth

quarter of

2022 since

it

had
adopted

FASB

ASU

2020-04,
Reference Rate

Reform (Topic

848) in
December 2021, as disclosed in Note 2
to

the

Consolidated

Financial
Statements

included

in

Form

10-K

for
the

year

ended

December

31,

2021.
The

Corporation

ceased

originating
LIBOR-based

contracts

in

December
2021.

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
Freestanding Equity-
Classified Written Call
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
As a result of the adoption, the Corporation recorded an

increase in its allowance for credit losses related to its loan portfolio of $
315
million, and

a decrease

of $
9

million in

the allowance

for credit

losses for

unfunded commitments

and credit

recourse guarantees
which is

recorded in Other

Liabilities. The Corporation

also recognized an

allowance for credit

losses of

approximately $
13

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

$
17

million
related to loans

previously accounted under ASC

Subtopic 310-30, which

resulted in a

reclassification between certain contra

loan
balance

accounts to

the

allowance for

credit

losses. The

total

impact to

retained earnings,

net of

tax,

related to

the adoption

of
CECL

was of

$
205.8

million. As

part

of

the adoption

of

CECL, the

Corporation made

the election

to

break the

existing pools

of
purchased credit impaired (“PCI”) loans and, as

such, these loans are no longer excluded

from non-performing status.

Accounting Standards Updates Not Yet Adopted
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2022-05,
Financial Services -
Insurance (Topic 944)
Transition for Sold
Contracts
The

FASB

issued

ASU

2022-05

in
December 2022, which

allows an insurance
entity to make

an accounting policy election
of

applying

the

Long-Duration

Contracts
(LDTI) transition guidance

on a transaction-
by-transaction

basis

if

the

contracts

have
been

derecognized

because

of

a

sale

or
disposal

and

the

insurance

entity

has

no
significant

continuing

involvement

with

the
derecognized contract.
January 1, 2023
The Corporation

does not

expect to

be
impacted

by

the

adoption

of

this
standard since

it does

not holds

Long-
Duration Contracts (LDTI).
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

not use

supplier
finance programs.
FASB ASU 2022-03, Fair
Value Measurement
(Topic 820) Fair Value
Measurement of Equity
Securities Subject to
Contractual Sale
Restriction
The

FASB

issued

ASU

2022-03

in

June
2022,

which

clarifies

that

a

contractual
restriction that prohibits the sale of an equity
security is

not considered part

of the unit

of
account

of

the equity

security,

therefore, is
not

considered

in

measuring

its

fair

value.
The

ASU

also

provides

enhanced
disclosures for equity securities

subject to a
contractual sale restriction.
January 1, 2024
The

Corporation

does

not

anticipate
that

the

adoption

of

this

accounting
pronouncement

will

have

a

material
effect

in

its

consolidated

statement

of
financial

condition

and

results

of
operations.
FASB ASU 2022-02,
Financial Instruments—
Credit Losses (Topic 326)
Troubled Debt
Restructurings and
Vintage Disclosures
The

FASB

issued

ASU

2022-02

in

March
2022,

which

eliminates

the

accounting
guidance

for

troubled

debt

restructurings
(“TDRs”) in

Subtopic 310-40

Receivables—
Troubled

Debt

Restructurings

by

Creditors
and

requires

creditors

to

apply

the

loan
refinancing

and

restructuring

guidance

to
determine whether

a modification

results in
a new

loan or

a continuation

of an

existing
loan.

In

addition,

the

ASU

enhances

the
disclosure

requirements

for

certain

loan
refinancing

and

restructurings

by

creditors
when

a

borrower

is

experiencing

financial
difficulty

and

enhances

the

vintage
disclosure

by

requiring

the

disclosure

of
current-period

gross

write-offs

by

year

of
origination for financing

receivables and net
investments in leases.

January 1, 2023
The adoption of this

standard will result
in

enhanced

disclosure

for

loans
modified

to

borrowers

with

financial
difficulties

and

the

disclosure

of

gross
charge

offs

by

vintage

year.

The
Corporation

anticipates

that

there

will
be loans subject to disclosure under the
new standard that

did not qualify

under
the prior guidance

given the removal

of
the

concession

requirement

for

such
disclosures.

The

amended

guidance
eliminates

the

requirement to

measure
the effect of the concession from a

loan
modification, for

which the

Corporation
used

a

discounted

cash

flow

(“DCF”)
model.

The

Corporation

preliminarily
estimates

that

the

impact

of
discontinuing the use of the DCF model
to measure the concession will

result in
a

release

of

the

ACL

of

approximately
$45 million,

mainly related

to mortgage
loans

for

which

modifications

mostly
included

a

reduction

in

contractual
interest

rates

and

given

the

extended
maturity

term

of

these

loans,

this
resulted

in

an

increase

in

the

ACL

in
the

period

of

modification.

The
Corporation

has

elected

to

apply

the
modified retrospective approach

for the
adoption

of

this

standard.

Accordingly,
this will

be presented as

an adjustment
increase,

net

of

tax

effect,

to

the
beginning balance

of retained

earnings
upon adoption on January 1, 2023.

Accounting Standards Updates Not Yet Adopted
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2022-01,
Derivatives and Hedging
(Topic 815) – Fair Value
Hedging—Portfolio Layer
Method
The

FASB

issued

ASU

2022-01

in

March
2022,

which

amends

ASC

Topic

815

by
allowing

non

prepayable

financial

assets
also

to

be

included

in

a

closed

portfolio
hedged

using

the

portfolio

layer

method.
This

amendment permits

an entity

to

apply
fair

value

hedging to

a

stated

amount

of

a
closed

portfolio

of

prepayable

and

non-
prepayable

financial

assets

without
considering

prepayment

risk

or

credit

risk
when measuring those assets.
January 1, 2023
The Corporation

does not

expect to

be
impacted

by

the

adoption

of

this
standard

since

it

does

not

hold
derivatives

designated

as

fair

value
hedges.
FASB ASU 2021-08,
Business Combinations
(Topic 805) – Accounting
for Contract Assets and
Contract Liabilities from
Contracts with Customers
The FASB

issued ASU

2021-08 in

October
2021,

which

amends

ASC

Topic

805

by
requiring

contract

assets

and

contract
liabilities arising

from revenue

contract with
customers

to

be

recognized

in

accordance
with ASC

Topic

606 on

the acquisition date
instead of fair value.
January 1, 2023
Upon

adoption

of

this

ASU,

The
Corporation will

consider this

guidance
for

revenue

contracts

with

customers
recognized

as

part

of

business
combinations

entered

into

on

or

after
the effective date.

Note 4 –

Business combinations
Acquisition of key customer channels and business

from Evertec
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

Service
Agreement (“MSA”), Evertec will be entitled to receive monthly payments from the Corporation to the extent that Evertec’s revenues,
covered under the MSA, fall below certain agreed

annualized minimum amounts.
As consideration for the

Business Acquisition Transaction, BPPR delivered

to Evertec Group
4,589,169

shares of Evertec common
stock valued at closing at $
169.2

million (based on Evertec’s stock price on June 30, 2022 of $
36.88
). A total of $
144.8

million of the
consideration for

the transaction

was attributed

to the

acquisition of

the critical

channels of

which $
28.7

million were

attributed to
Software

Intangible

Assets

and

$
116.1

million

were

attributed

to

goodwill.

The

transaction

was

accounted

for

as

a

business
combination.

The

remaining

$
24.2

million

was

attributed

to

the

renegotiation of

the

MSA

with

Evertec

and

was

recorded

as

an
expense. The Corporation also recorded a credit of $
6.9

million in Evertec billings under the MSA during the third quarter of 2022 as a result of the Business Acquisition Transaction, resulting in a net expense charge of $
17.3

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

of $
226.6

million, recorded during the third quarter of 2022.

The following

table presents

the fair

values of

the consideration

and major

classes of

identifiable assets

acquired by

BPPR as

of
July 1, 2022.
(In thousands) Fair Value
Stock consideration $
144,785
Total consideration $
144,785
Assets:
Developed technology - Software intangible assets

$
28,650
Total assets

$
28,650
Net assets acquired $
28,650
Goodwill on acquisition $
116,135
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
15
-year period.
The Corporation believes

that given the

amount of assets

acquired and the

size of

the operations acquired

in relation to

Popular’s
operations, the historical results of Evertec are not

material to Popular’s results, and thus

no pro forma information is presented.

Acquisition of K2 Capital Group LLC’s equipment leasing and financing business

On October

15, 2021, Popular

Equipment Finance, LLC

(“PEF”), a newly

formed wholly-owned subsidiary

of Popular Bank

(“PB”),
completed the

acquisition of

certain assets

and

the

assumption of

certain

liabilities of

K2

Capital Group

LLC’s

(“K2”) equipment
leasing and

financing business

based in

Minnesota (the

“Acquired Business”).

Commercial loans

acquired by

PEF as

part of

this
transaction consisted of $
105

million in commercial direct financing leases and $
14

million in working capital lines.

Specializing in the healthcare industry,

the Acquired Business provided a

variety of lease products, including

operating and finance
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
(In thousands) Fair Value
Cash consideration $
156,628
Contingent consideration
9,241
Total consideration $
165,869
Assets:
Cash and due from banks $
800
Commercial loans
115,575
Premises and equipment
8,996
Accrued income receivable
57
Other assets
2,822
Other intangible assets
2,887
Total assets

$
131,137
Other liabilities
14,439
Total liabilities $
14,439
Net assets acquired $
116,698
Goodwill on acquisition $
49,171
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

at a

market rate

commensurate with

the credit

risk profile

of the

borrower at

origination. These

commercial
loans were

accounted for

under ASC

Subtopic 310-20.

As of

October 15,

2021, the

gross contractual

receivable for

commercial
loans amounted to $
125

million. An allowance for credit losses of $
1

million was recognized as of October 15, 2021 with an offset to provision for credit losses, which represents the estimate

of contractual cash flows not expected to be

collected.

Goodwill
The

amount

of

goodwill

is

the

residual

difference

between

the

consideration

transferred

to

K2

and

the

fair

value

of

the

assets
acquired,

net

of

the

liabilities

assumed.

The

entire

amount

of

goodwill

is

deductible

for

income

tax

purposes

pursuant

to

U.S.
Internal Revenue Code (“IRC”) section 197 over

a
15
-year period.

During the third

quarter of 2022,

the Corporation revised

its projected earnings

related to this

Acquired Business, and

accordingly,
recorded a goodwill impairment charge of $
9.0

million.

Contingent consideration
The fair value of the contingent consideration, which related to approximately $
29

million in earnout payments that could be payable
to K2 over a three-year period, was calculated based

on a Montecarlo Simulation model.

During the

third quarter

of 2022,

the Corporation

updated its

estimates related

to the

ability to

realize the

earnings targets

for the
contingent payment, and accordingly, recorded a positive adjustment of $
9.2

million related this liability.
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
2.8

billion at

December 31,

2022 (December

31,
2021

-

$
2.7

billion). Cash

and

due from

banks, as

well

as

other highly

liquid securities,

are

used to

cover

the required

average
reserve balances.

At

December

31,

2022,

the

Corporation

held

$
80

million

in

restricted

assets

in

the

form

of

funds

deposited

in

money

market
accounts, debt

securities available for

sale and

equity securities (December

31, 2021

- $
50

million).

The restricted

assets held

in
debt securities available for

sale and equity securities

consist primarily of assets

held for the Corporation’s

non-qualified retirement
plans and fund deposits guaranteeing possible liens

or encumbrances over the title of insured

properties.

Note 6 – Debt securities available-for-sale
The following tables present

the amortized cost, gross

unrealized gains and losses,

approximate fair value, weighted average

yield
and contractual maturities of debt securities available-for-sale at December 31, 2022 and December 31, 2021.

At December 31, 2022
Gross Gross Weighted
Amortized unrealized unrealized
Fair

average
(In thousands) cost
gains

losses value yield
U.S. Treasury securities
Within 1 year $
4,576,127
$
506
$
47,156
$
4,529,477
2.42
%
After 1 to 5 years
6,793,739
-
410,858
6,382,881
1.35
After 5 to 10 years
308,854
-
40,264
268,590
1.63
Total U.S. Treasury

securities
11,678,720
506
498,278
11,180,948
1.78
Collateralized mortgage obligations - federal agencies
After 1 to 5 years
3,914
-
213
3,701
1.77
After 5 to 10 years
47,979
-
3,428
44,551
1.73
After 10 years
127,639
24
10,719
116,944
2.53
Total collateralized

mortgage obligations - federal agencies
179,532
24
14,360
165,196
2.30
Mortgage-backed securities
After 1 to 5 years
74,328
11
3,428
70,911
2.33
After 5 to 10 years
866,757
43
58,997
807,803
2.16
After 10 years
6,762,150
932
1,184,626
5,578,456
1.61
Total mortgage-backed

securities

7,703,235
986
1,247,051
6,457,170
1.68
Other
After 1 to 5 years
1,062
-
2
1,060
3.98
Total other

1,062
-
2
1,060
3.98
Total debt securities

available-for-sale
[1] $
19,562,549
$
1,516
$
1,759,691
$
17,804,374
1.75
%
[1]

Includes $
11.3

billion pledged to secure government and trust

deposits, assets sold under agreements to repurchase, credit facilities and loan
servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $
10.3

billion serve as collateral for
public funds.

At December 31, 2021
Gross

Gross

Weighted

Amortized

unrealized unrealized
Fair

average

(In thousands) cost
gains

losses value yield
U.S. Treasury securities

Within 1 year $
1,225,558
$
13,556
$
69
$
1,239,045
2.33
%
After 1 to 5 years
10,059,163
98,808
65,186
10,092,785
1.18
After 5 to 10 years
4,563,265
739
36,804
4,527,200
1.22
Total U.S. Treasury

securities
15,847,986
113,103
102,059
15,859,030
1.27
Obligations of U.S. Government sponsored entities
Within 1 year
70
-
-
70
5.63
Total obligations of

U.S. Government sponsored entities

70
-
-
70
5.63
Collateralized mortgage obligations - federal agencies
After 1 to 5 years
2,433
42
-
2,475
2.16
After 5 to 10 years
43,241
295
6
43,530
1.54
After 10 years
172,176
3,441
357
175,260
2.13
Total collateralized

mortgage obligations - federal agencies
217,850
3,778
363
221,265
2.01
Mortgage-backed securities
Within 1 year
11
1
-
12
4.79
After 1 to 5 years
65,749
2,380
11
68,118
2.23
After 5 to 10 years
665,600
17,998
5
683,593
1.97
After 10 years
8,263,835
68,128
195,910
8,136,053
1.67
Total mortgage-backed

securities

8,995,195
88,507
195,926
8,887,776
1.69
Other
After 1 to 5 years
123
5
-
128
3.62
Total other

123
5
-
128
3.62
Total debt securities

available-for-sale
[1]
$
25,061,224
$
205,393
$
298,348
$
24,968,269
1.42
%
[1] Includes $
22
.0 billion pledged to secure government and trust deposits,

assets sold under agreements to repurchase, credit facilities and loan
servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $
20.9

billion serve as collateral for
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
The following table presents the

aggregate amortized cost and fair value of

debt securities available-for-sale at December 31, 2022
by contractual maturity.
(In thousands)
Amortized cost

Fair value
Within 1 year $
4,576,127
$
4,529,477
After 1 to 5 years
6,873,043
6,458,553
After 5 to 10 years
1,223,590
1,120,944
After 10 years
6,889,789
5,695,400
Total debt securities

available-for-sale
$
19,562,549
$
17,804,374
There were
no

debt securities available-for-sale sold during the year ended

December 31, 2022. During the year

ended

December
31, 2021,

the Corporation

sold U.S

Treasury

Notes. The

proceeds from

these sales

were $
236

million. Gross

realized gains

and
losses on the sale of debt securities available-for-sale

for the years ended December 31, 2022,

2021 and 2020 were as follows:

(In thousands) 2022 2021 2020
Gross realized gains $
-
$
695
$
41
Gross realized losses
-
(672)
-
Net realized gains (losses) on sale of debt securities available

-for-sale
$
-
$
23
$
41
The

following

tables

present

the

Corporation’s

fair

value

and

gross

unrealized

losses

of

debt

securities

available-for-sale,
aggregated by investment category

and length of time

that individual securities have been

in a continuous unrealized loss

position,
at December 31, 2022 and 2021.
At December 31, 2022
Less than 12 months 12 months or more Total
Gross Gross Gross
Fair

unrealized
Fair

unrealized
Fair

unrealized
(In thousands)
value

losses
value

losses
value

losses
U.S. Treasury securities $
6,027,786
$
288,582
$
3,244,572
$
209,696
$
9,272,358
$
498,278
Collateralized mortgage obligations - federal agencies

139,845
10,655
22,661
3,705
162,506
14,360
Mortgage-backed securities
1,740,214
138,071
4,662,195
1,108,980
6,402,409
1,247,051
Other
60
2
-
-
60
2
Total debt securities

available-for-sale in an unrealized loss position

$
7,907,905
$
437,310
$
7,929,428
$
1,322,381
$
15,837,333
$
1,759,691
At December 31, 2021
Less than 12 months 12 months or more Total
Gross Gross Gross
Fair

unrealized
Fair

unrealized
Fair

unrealized
(In thousands)
value

losses
value

losses
value

losses
U.S. Treasury securities $
9,590,448
$
102,059
$
-
$
-
$
9,590,448
$
102,059
Collateralized mortgage obligations - federal agencies

35,533
334
1,084
29
36,617
363
Mortgage-backed securities
5,767,556
170,614
595,051
25,312
6,362,607
195,926
Total debt securities

available-for-sale in an unrealized loss position

$
15,393,537
$
273,007
$
596,135
$
25,341
$
15,989,672
$
298,348
As of

December 31,

2022, the

portfolio of

available-for-sale debt

securities reflects

gross unrealized

losses of

approximately $
1.8
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

Statements, these securities

carry an

explicit or implicit
guarantee

from

the

U.S.

Government,

are

highly

rated

by

major

rating

agencies,

and

have

a

long

history

of

no

credit

losses.
Accordingly, the Corporation applies a zero-credit loss assumption and no ACL for these securities has been established.

In October 2022, the

Corporation transferred U.S. Treasury securities

with a fair value

of $
6.5

billion (par value of

$
7.4

billion) from
its available-for-sale portfolio to its held-to-maturity portfolio.

Management changed its intent, given its ability to hold these securities to maturity

due to

the Corporation’s

liquidity position

and its

intention to

reduce the

impact on

accumulated other

comprehensive
income (loss) (“AOCI”) and

tangible capital of further

increases in interest rates.

The securities were reclassified

at fair value at

the
time of

the transfer.

At the

date of

the transfer,

these securities

had pre-tax

unrealized losses of

$
873.0

million recorded

in AOCI.
This fair value discount is being accreted to interest income and the unrealized loss remaining in AOCI is being amortized, offsetting each other through the remaining life of the securities.

There were no realized gains or losses recorded

as a result of this transfer.

Note 7 –Debt securities held-to-maturity
The following

tables present

the amortized

cost, allowance

for credit

losses, gross

unrealized gains

and losses,

approximate fair
value, weighted average yield and contractual

maturities of debt securities held-to-maturity at December

31, 2022 and 2021.

At December 31, 2022
Allowance
Carrying
Value

Gross

Gross

Weighted
Amortized

Book
[1]
for Credit
Net of

unrealized unrealized
Fair

average
(In thousands) cost Value Losses Allowance
gains

losses value yield
U.S. Treasury securities

Within 1 year $
499,034
$
499,034
$
-
$
499,034
$
-
$
6,203
$
492,831
2.83
%
After 1 to 5 years
6,147,568
5,640,767
-
5,640,767
-
59,806
5,580,961
1.49
After 5 to 10 years
2,638,238
2,313,666
-
2,313,666
-
14,857
2,298,809
1.41
Total U.S. Treasury

securities
9,284,840
8,453,467
-
8,453,467
-
80,866
8,372,601
1.54
Obligations of Puerto Rico, States and
political subdivisions
Within 1 year
4,530
4,530
8
4,522
5
-
4,527
6.08
After 1 to 5 years
19,105
19,105
234
18,871
150
82
18,939
4.24
After 5 to 10 years
1,025
1,025
34
991
34
-
1,025
5.80
After 10 years
41,261
41,261
6,635
34,626
4,729
2,229
37,126
1.40
Total obligations of

Puerto Rico, States and
political subdivisions
65,921
65,921
6,911
59,010
4,918
2,311
61,617
2.61
Collateralized mortgage obligations - federal
agencies
After 1 to 5 years
19
19
-
19
-
-
19
6.44
Total collateralized

mortgage obligations -
federal agencies
19
19
-
19
-
-
19
6.44
Securities in wholly owned statutory business
trusts
After 10 years
5,959
5,959
-
5,959
-
-
5,959
6.33
Total securities

in wholly owned statutory
business trusts
5,959
5,959
-
5,959
-
-
5,959
6.33
Total debt securities

held-to-maturity [2]
$
9,356,739
$
8,525,366
$
6,911
$
8,518,455
$
4,918
$
83,177
$
8,440,196
1.55
%
[1]
Book value includes $
831

million of net unrealized loss which remains in Accumulated

other comprehensive income (AOCI) related to certain
securities transferred from available-for-sale securities

portfolio to the held-to-maturity securities portfolio as

discussed in Note 6.
[2]
Includes $
6.9

million pledged to secure public and trust deposits

that the secured parties are not permitted to sell or repledge the collateral.
At December 31, 2021
Allowance

Gross

Gross

Weighted

Amortized

for Credit Net of unrealized unrealized
Fair

average

(In thousands) cost Losses Allowance
gains

losses value yield
Obligations of Puerto Rico, States and political
subdivisions
Within 1 year $
4,240
$
7
$
4,233
$
4
$
-
$
4,237
6.07
%
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
$
79,461
$
8,096
$
71,365
$
12,003
$
-
$
83,368
3.06
%
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

31, 2022
by contractual maturity.

(In thousands)
Amortized cost

Book Value Fair value
Within 1 year $
503,564
$
503,564
$
497,358
After 1 to 5 years
6,166,692
5,659,891
5,599,919
After 5 to 10 years
2,639,263
2,314,691
2,299,834
After 10 years
47,220
47,220
43,085
Total debt securities

held-to-maturity
$
9,356,739
$
8,525,366
$
8,440,196
Credit Quality Indicators
The following describes the credit quality

indicators by major security type that

the Corporation considers in its’ estimate

to develop
the allowance for credit losses for investment securities

held-to-maturity.
As discussed in Note 2 to the Consolidated Financial Statements, U.S. Treasury securities carry an explicit guarantee from the U.S.
Government are

highly rated

by major

rating agencies,

and have

a long

history of

no credit

losses. Accordingly,

the Corporation
applies a zero-credit loss assumption and no ACL

for these securities has been established.
At December 31, 2022 and December 31, 2021, the “Obligations

of Puerto Rico, States and political subdivisions” classified as held-
to-maturity,

includes securities

issued by

municipalities of

Puerto Rico

that are

generally not

rated by

a credit

rating agency.

This
includes $
25

million of general and special obligation bonds issued by three municipalities of Puerto Rico, that are payable primarily
from

certain

property

taxes

imposed

by

the

issuing

municipality

(December

31,

2021

-

$
30

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
At December 31, 2022 At December 31, 2021
(In thousands)
Securities issued by Puerto Rico municipalities
Watch $
13,735
$
16,345
Pass
10,925
13,800
Total $
24,660
$
30,145
At December

31, 2022,

the portfolio

of “Obligations

of Puerto

Rico, States

and political

subdivisions” also

includes $
42

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

$
43

million). These
securities

are

not

rated

by

a

credit

rating

agency.

The

Corporation assesses

the

credit

risk

associated

with

these

securities

by
evaluating the refreshed

FICO scores of

a representative sample of

the underlying borrowers.

At December 31,

2022, the average
refreshed FICO

score

for the

representative sample,

comprised of
65
%

of

the

nominal value

of the

securities, used

for the

loss
estimate was

of
707

(compared to
64
%

and
704
,

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

Refer to

Note 24
to the

Consolidated Financial

Statements
for additional

information on

the Corporation’s

exposure to

the Puerto
Rico Government.
Delinquency status
At December 31, 2022 and December 31, 2021,

there were
no

securities held-to-maturity in past due or non-performing

status.
Allowance for credit losses on debt securities held-to-maturity
The following table provides the

activity in the allowance for

credit losses related to debt securities

held-to-maturity by security type
at December 31, 2022 and December 31, 2021:
For the year ended December 31,

2022 2021
(In thousands) Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance $
8,096
$
10,261
Provision for credit losses (benefit)
(1,185)
(2,165)
Securities charged-off
-
-
Recoveries
-
-
Ending balance $
6,911
$
8,096
The

allowance

for

credit

losses

for

the

Obligations

of

Puerto

Rico,

States

and

political

subdivisions

includes

$
0.3

million

for
securities issued by municipalities of

Puerto Rico, and $
6.6

million for bonds issued by

the Puerto Rico HFA,

which are secured by
second mortgage loans on

Puerto Rico residential properties (compared to

$
0.3

million and $
7.8

million, respectively, at

December
31, 2021).

Note 8 – Loans
For

a

summary

of the

accounting policies

related to

loans, interest

recognition

and

allowance for

credit

losses

refer to

Note

2

-
Summary of Significant Accounting Policies of this Form

10-K.
During the year ended December 31, 2022, the Corporation recorded purchases (including repurchases) of mortgage loans of $
299
million, which

include $
4

million in

Purchased Credit

Deteriorated (“PCD”)

loans, consumer

loans of

$
433

million and

commercial
loans of $
142

million; compared to purchases (including repurchases)

of mortgage loans of $
393

million, which include $
14

million in
PCD loans, consumer loans of $
61

million and commercial loans of $
139

million during the year ended December 31, 2021.

The Corporation performed

whole-loan sales involving

approximately $
63

million of

residential mortgage loans

and $
138

million of
commercial and

construction loans

during the

year ended

December 31,

2022 (December

31, 2021

- $
145

million of

residential
mortgage

loans

and

$
131

million

of

commercial

and

construction loans).

Also,

during

the

year

ended December

31,

2022,

the
Corporation securitized

approximately $
169

million of

mortgage loans

into Government

National Mortgage

Association (“GNMA”)
mortgage-backed securities

and $
122

million of

mortgage loans

into Federal

National Mortgage

Association (“FNMA”)

mortgage-
backed securities, compared

to $
380

million and $
330

million, respectively,

during the year

ended December 31,

2021. Also, the
Corporation

securitized

approximately

$
9

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
December 31, 2022 and 2021.

December 31, 2022
BPPR
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual
Accruing

(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
425
$
-
$
242
$
667
$
280,706
$
281,373
$
242
$
-
Commercial real estate:
Non-owner occupied
941
428
23,662
25,031
2,732,296
2,757,327
23,662
-
Owner occupied
729
245
23,990
24,964
1,563,092
1,588,056
23,990
-
Commercial and industrial
3,036
941
35,777
39,754
3,756,754
3,796,508
34,277
1,500
Construction
-
-
-
-
147,041
147,041
-
-
Mortgage
222,926
91,881
579,993
894,800
5,215,479
6,110,279
242,391
337,602
Leasing
11,983
3,563
5,941
21,487
1,564,252
1,585,739
5,941
-
Consumer:
Credit cards
7,106
5,049
11,910
24,065
1,017,766
1,041,831
-
11,910
Home equity lines of credit
-
-
-
-
2,954
2,954
-
-
Personal
13,232
8,752
18,082
40,066
1,545,621
1,585,687
18,082
-
Auto
68,868
19,243
40,978
129,089
3,383,441
3,512,530
40,978
-
Other
487
87
12,682
13,256
124,324
137,580
12,446
236
Total $
329,733
$
130,189
$
753,257
$
1,213,179
$
21,333,726
$
22,546,905
$
402,009
$
351,248
December 31, 2022
Popular U.S.
Past due Past due 90 days or more
30-59 60-89 90 days
Total

Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
2,177
$
-
$
-
$
2,177
$
2,038,163
$
2,040,340
$
-
$
-
Commercial real estate:
Non-owner occupied
484
-
1,454
1,938
1,740,405
1,742,343
1,454
-
Owner occupied
-
-
5,095
5,095
1,485,398
1,490,493
5,095
-
Commercial and industrial
12,960
2,205
4,685
19,850
2,022,842
2,042,692
4,319
366
Construction
-
-
-
-
610,943
610,943
-
-
Mortgage
16,131
5,834
20,488
42,453
1,244,739
1,287,192
20,488
-
Consumer:
Credit cards
-
-
-
-
39
39
-
-
Home equity lines of
credit
413
161
4,110
4,684
64,278
68,962
4,110
-
Personal
1,808
1,467
1,958
5,233
232,659
237,892
1,958
-
Other
-
-
8
8
9,960
9,968
8
-
Total $
33,973
$
9,667
$
37,798
$
81,438
$
9,449,426
$
9,530,864
$
37,432
$
366

December 31, 2022
Popular, Inc.
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP
[2] [3]
loans loans
Commercial multi-family $
2,602
$
-
$
242
$
2,844
$
2,318,869
$
2,321,713
$
242
$
-
Commercial real estate:
Non-owner occupied
1,425
428
25,116
26,969
4,472,701
4,499,670
25,116
-
Owner occupied
729
245
29,085
30,059
3,048,490
3,078,549
29,085
-
Commercial and industrial
15,996
3,146
40,462
59,604
5,779,596
5,839,200
38,596
1,866
Construction
-
-
-
-
757,984
757,984
-
-
Mortgage
[1]
239,057
97,715
600,481
937,253
6,460,218
7,397,471
262,879
337,602
Leasing
11,983
3,563
5,941
21,487
1,564,252
1,585,739
5,941
-
Consumer:
Credit cards
7,106
5,049
11,910
24,065
1,017,805
1,041,870
-
11,910
Home equity lines of credit
413
161
4,110
4,684
67,232
71,916
4,110
-
Personal
15,040
10,219
20,040
45,299
1,778,280
1,823,579
20,040
-
Auto
68,868
19,243
40,978
129,089
3,383,441
3,512,530
40,978
-
Other
487
87
12,690
13,264
134,284
147,548
12,454
236
Total $
363,706
$
139,856
$
791,055
$
1,294,617
$
30,783,152
$
32,077,769
$
439,441
$
351,614
[1]
It is the Corporation’s policy to report delinquent residential mortgage loans insured by Federal Housing Administration

(“FHA”) or guaranteed by
the U.S. Department of Veterans Affairs

(“VA”) as accruing loans past

due 90 days or more as opposed to non-performing

since the principal
repayment is insured.

The balance of these loans includes $
14

million at December 31, 2022 related to the rebooking

of loans previously pooled
into GNMA securities, in which the Corporation had a

buy-back option. Under the GNMA program, issuers such

as BPPR have the option but not
the obligation to repurchase loans that are 90 days or more

past due. For accounting purposes, these loans subject to

repurchases option are
required to be reflected (rebooked) on the financial statements of BPPR with an offsetting liability.

These balances also include $
190

million of
residential mortgage loans insured by FHA or guaranteed by

the VA that are no longer accruing

interest as of December 31, 2022. Furthermore,
the Corporation has approximately $
42

million in reverse mortgage loans which are guaranteed

by FHA, but which are currently not accruing
interest. Due to the guaranteed nature of the loans, it is

the Corporation’s policy to exclude these balances

from non-performing

assets.
[2] Loans held-in-portfolio are net of $
295

million in unearned income and exclude $
5

million in loans held-for-sale.
[3] Includes $
7.4

billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or

repledge the collateral,
of which $
4.8

billion were pledged at the Federal Home Loan Bank

("FHLB") as collateral for borrowings and $
2.6

billion at the Federal Reserve
Bank ("FRB") for discount window borrowings.

December 31, 2021
BPPR
Past due Past due 90 days or more
30-59 60-89
90 days

Total Non-accrual Accruing
(In thousands)

days

days
or more past due Current Loans HIP loans loans
Commercial multi-family $
314
$
-
$
272
$
586
$
154,183
$
154,769
$
272
$
-
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
Total $
311,951
$
111,257
$
994,938
$
1,418,146
$
19,447,236
$
20,865,382
$
514,289
$
480,649
December 31, 2021
Popular U.S.
Past due Past due 90 days or more
30-59 60-89
90 days

Total Non-accrual Accruing
(In thousands)

days

days
or more past due Current Loans HIP loans loans
Commercial multi-family $
3,826
$
-
$
-
$
3,826
$
1,804,035
$
1,807,861
$
-
$
-
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
Total $
32,697
$
6,544
$
33,706
$
72,947
$
8,302,228
$
8,375,175
$
33,588
$
118

December 31, 2021
Popular, Inc.
Past due Past due 90 days or more
30-59 60-89
90 days

Total Non-accrual Accruing
(In thousands)

days

days
or more past due Current
Loans HIP
[2]
[3]
loans loans
Commercial multi-family $
4,140
$
-
$
272
$
4,412
$
1,958,218
$
1,962,630
$
272
$
-
Commercial real estate:
Non-owner occupied
8,120
819
21,338
30,277
4,583,113
4,613,390
21,338
-
Owner occupied
4,424
278
55,348
60,050
1,758,052
1,818,102
55,348
-
Commercial and industrial
12,848
4,407
49,257
66,512
5,272,067
5,338,579
48,621
636
Construction
-
-
485
485
715,735
716,220
485
-
Mortgage [1]
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
Total $
344,648
$
117,801
$
1,028,644
$
1,491,093
$
27,749,464
$
29,240,557
$
547,877
$
480,767
[1]
It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed

by the VA as accruing loans

past due
90 days or more as opposed to non-performing since

the principal repayment is insured.

The balance of these loans includes $
13

million at
December 31, 2021 related to the rebooking of loans

previously pooled into GNMA securities, in which the Corporation had a buy-back option.
Under the GNMA program, issuers such as BPPR have the

option but not the obligation to repurchase loans

that are 90 days or more past due.
For accounting purposes, these loans subject to repurchases

option are required to be reflected (rebooked) on

the financial statements of BPPR
with an offsetting liability. These

balances also include $
304

million of residential mortgage loans insured by

FHA or guaranteed by the VA

that are
no longer accruing interest as of December 31, 2021.

Furthermore, the Corporation has approximately $
50

million in reverse mortgage loans
which are guaranteed by FHA, but which are currently

not accruing interest. Due to the guaranteed nature of the loans,

it is the Corporation’s
policy to exclude these balances from non-performing assets.
[2] Loans held-in-portfolio are net of $
266

million in unearned income and exclude $
59

million in loans held-for-sale.
[3] Includes $
6.6

billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or

repledge the collateral,
of which $
3.2

billion were pledged at the FHLB as collateral for borrowings and $
1.7

billion at the FRB for discount window borrowings

and $
1.7
billion serve as collateral for public funds.
Recognition of interest income on mortgage loans is generally discontinued when loans are 90 days or more in arrears on payments of principal or interest. The Corporation discontinues the recognition of interest income on residential mortgage loans insured by the
FHA or

guaranteed by

VA

when 15

months delinquent

as to

principal or

interest, since

the principal

repayment on

these loans

is
insured.
At December

31, 2022, mortgage

loans held-in-portfolio include

$
2.0

billion (December 31,

2021 -

$
1.9

billion) of loans

insured by
the FHA,

or guaranteed

by the

VA

of which

$
0.3

billion (December

31, 2021

- $
0.5

billion) are

90 days

or more

past due.

These
balances include

$
725

million in

loans modified

under a

TDR (December

31, 2021

- $
716

million), that

are presented

as accruing
loans.

The

portfolio

of

guaranteed

loans

includes

$
190

million

of

residential

mortgage

loans

in

Puerto

Rico

that

are

no

longer
accruing interest

as of

December 31, 2022

(December 31, 2021

- $
304

million). The

Corporation has approximately

$
42

million in
reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at December 31,
2022 (December 31, 2021 - $
50

million).

Loans with

a delinquency status

of 90

days past due

as of

December 31, 2022

include $
14

million in loans

previously pooled into
GNMA securities (December 31, 2021 -

$
13

million). Under the GNMA program, issuers

such as BPPR have the

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
The components of the net financing leases,

including finance leases within the C&I category,

receivable at December 31, 2022 and
2021 were as follows:

(In thousands) 2022 2021
Total minimum lease

payments
$
1,336,173
$
1,190,545
Estimated residual value of leased property
605,638
518,670
Deferred origination costs, net of fees
24,909
21,474
Less - Unearned financing income
293,091
257,738
Net minimum lease payments
1,673,629
1,472,951
Less - Allowance for credit losses
22,216
18,581
Net minimum lease payments, net of allowance for credit losses $
1,651,413
$
1,454,370
At December 31, 2022, future minimum lease payments

are expected to be received as follows:
(In thousands)
2023 $
111,779
2024
132,371
2025
177,836
2026
303,773
2027
402,035
2028 and thereafter
208,379
Total $
1,336,173
The following tables present the amortized cost basis

of non-accrual loans as of December 31, 2022

and 2021 by class of loans:

December 31, 2022
BPPR Popular U.S. Popular, Inc.
(In thousands)
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Commercial multi-family $
-
$
242
$
-
$
-
$
-
$
242
Commercial real estate non-owner occupied
15,639
8,023
1,454
-
17,093
8,023
Commercial real estate owner occupied
9,070
14,920
5,095
-
14,165
14,920
Commercial and industrial
20,227
14,050
-
4,319
20,227
18,369
Mortgage
119,027
123,364
71
20,417
119,098
143,781
Leasing
458
5,483
-
-
458
5,483
Consumer:

HELOCs
-
-
-
4,110
-
4,110

Personal

4,623
13,459
-
1,958
4,623
15,417

Auto

1,177
39,801
-
-
1,177
39,801

Other
263
12,183
-
8
263
12,191
Total $
170,484
$
231,525
$
6,620
$
30,812
$
177,104
$
262,337
December 31, 2021
BPPR Popular U.S. Popular, Inc.
(In thousands)
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Commercial multi-family $
-
$
272
$
-
$
-
$
-
$
272
Commercial real estate non-owner occupied
15,819
4,897
-
622
15,819
5,519
Commercial real estate owner occupied
13,491
40,844
-
1,013
13,491
41,857
Commercial and industrial
30,177
14,547
-
3,897
30,177
18,444
Construction
-
485
-
-
-
485
Mortgage
169,827
164,060
29
21,940
169,856
186,000
Leasing
276
2,826
-
-
276
2,826
Consumer:

HELOCs
-
-
-
5,406
-
5,406

Personal

6,279
14,956
81
600
6,360
15,556

Auto

879
22,206
-
-
879
22,206

Other
-
12,448
-
-
-
12,448
Total $
236,748
$
277,541
$
110
$
33,478
$
236,858
$
311,019
Loans in non-accrual status with no

allowance at December 31, 2022 include

$
177

million in collateral dependent loans (December
31,

2021

-

$
237

million).

The

Corporation recognized

$
4

million

in

interest

income

on

non-accrual loans

during

the

year

ended
December 31, 2022 (December 31, 2021 - $
3

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

31, 2022 and 2021:

December 31, 2022
(In thousands) Real Estate Auto Equipment
Accounts
Receivables Other Total
BPPR
Commercial multi-family $
1,329
$
-
$
-
$
-
$
-
$
1,329
Commercial real estate:
Non-owner occupied
202,980
-
-
-
-
202,980
Owner occupied
18,234
-
-
-
-
18,234
Commercial and industrial
1,345
-
32
9,853
20,985
32,215
Mortgage
128,069
-
-
-
-
128,069
Leasing
-
1,020
-
-
-
1,020
Consumer:
Personal
5,381
-
-
-
-
5,381
Auto
-
9,556
-
-
-
9,556
Other
-
-
-
-
263
263
Total BPPR $
357,338
$
10,576
$
32
$
9,853
$
21,248
$
399,047
Popular U.S.
Commercial real estate:
Non-owner occupied $
1,454
$
-
$
-
$
-
$
-
$
1,454
Owner occupied
5,095
-
-
-
-
5,095
Commercial and industrial
-
-
136
-
-
136
Mortgage
1,104
-
-
-
-
1,104
Total Popular U.S. $
7,653
$
-
$
136
$
-
$
-
$
7,789
Popular, Inc.
Commercial multi-family $
1,329
$
-
$
-
$
-
$
-
$
1,329
Commercial real estate:
Non-owner occupied
204,434
-
-
-
-
204,434
Owner occupied
23,329
-
-
-
-
23,329
Commercial and industrial
1,345
-
168
9,853
20,985
32,351
Mortgage
129,173
-
-
-
-
129,173
Leasing
-
1,020
-
-
-
1,020
Consumer:
Personal
5,381
-
-
-
-
5,381
Auto
-
9,556
-
-
-
9,556
Other
-
-
-
-
263
263
Total Popular,

Inc.
$
364,991
$
10,576
$
168
$
9,853
$
21,248
$
406,836

December 31, 2021
(In thousands) Real Estate Auto Equipment
Accounts
Receivables Other Total
BPPR
Commercial multi-family $
1,374
$
-
$
-
$
-
$
-
$
1,374
Commercial real estate:
Non-owner occupied
211,026
-
-
-
-
211,026
Owner occupied
47,268
-
-
-
-
47,268
Commercial and industrial
2,650
-
680
10,675
27,893
41,898
Mortgage
179,774
-
-
-
-
179,774
Leasing
-
574
-
-
-
574
Consumer:
Personal
6,165
-
-
-
-
6,165
Auto
-
8,983
-
-
-
8,983
Total BPPR $
448,257
$
9,557
$
680
$
10,675
$
27,893
$
497,062
Popular U.S.
Mortgage $
926
$
-
$
-
$
-
$
-
$
926
Total Popular U.S. $
926
$
-
$
-
$
-
$
-
$
926
Popular, Inc.
Commercial multi-family $
1,374
$
-
$
-
$
-
$
-
$
1,374
Commercial real estate:
Non-owner occupied
211,026
-
-
-
-
211,026
Owner occupied
47,268
-
-
-
-
47,268
Commercial and industrial
2,650
-
680
10,675
27,893
41,898
Mortgage
180,700
-
-
-
-
180,700
Leasing
-
574
-
-
-
574
Consumer:
Personal
6,165
-
-
-
-
6,165
Auto
-
8,983
-
-
-
8,983
Total Popular,

Inc.
$
449,183
$
9,557
$
680
$
10,675
$
27,893
$
497,988
Purchased Credit Deteriorated (PCD) Loans
The Corporation has purchased loans during

the year for which there was, at acquisition, evidence

of more than insignificant
deterioration of credit quality since origination. The

carrying amount of those loans is as follows:
(In thousands) December 31, 2022 December 31, 2021
Purchase price of loans at acquisition $
3,144
$
10,995
Allowance for credit losses at acquisition
915
3,142
Non-credit discount / (premium) at acquisition
140
446
Par value of acquired loans at acquisition $
4,199
$
14,583

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
At

December

31,

2022,

the

Corporation

estimated

the

ACL

by

weighting

the

outputs

of

optimistic,

baseline,

and

pessimistic
scenarios. Among

the three

scenarios used

to estimate

the ACL,

the baseline

is assigned

the highest

probability,

followed by

the
pessimistic

scenario

given

the

uncertainties

in

the

economic

outlook

and

downside

risk.

The

weightings

applied

are

subject

to
evaluation on

a quarterly

basis as

part of

the ACL’s

governance process. The

Corporation evaluates, at

least on

an annual

basis,
the

assumptions

tied

to

the

CECL

accounting

framework.

These

include

the

reasonable

and

supportable

period

as

well

as

the
reversion

window.

During the

third

quarter

of

2022,

as

part

of

its

evaluation

procedures, the

Corporation decided

to

extend

the
reversion

window

from
1

year

to
3

years.

The

extension

in

the

reversion

window

results

in

a

better

representation

of

historical
movements for

key macroeconomic

variables that

impact the

ACL. This

change in

assumptions contributed

to a

reduction of

$
11
million in the ACL. The reasonable and supportable

period assumptions remained unchanged at 2-

years.
The baseline scenario assumes a 2023 annualized

GDP growth for Puerto Rico and

the United States of 1.3% and

0.7%. For 2022
annualized expected growth

was 2.6% and

1.8% for Puerto

Rico and United

States, respectively.

The reduction in

2023 is due

to
the expected slowdown in the economy as a

result of tight monetary policy, weaker job growth and persistent inflation.
The 2023 average unemployment rate is forecasted at 7.8% and 4.0% for Puerto Rico and United States, respectively, compared to
2022 average level 6.4% for Puerto Rico and 3.7% for the United States. In 2023, weaker job growth due to the expected slowdown in the economy will contribute to an increase

in the unemployment rate.
The

following

tables

present

the

changes

in

the

ACL

of

loans

held-in-portfolio

and

unfunded

commitments

for

the

years

ended
December 31, 2022 and 2021.
For the year ended December 31, 2022
BPPR
(In thousands) Commercial Construction Mortgage Leasing Consumer Total
Allowance for credit losses - loans:
Beginning balance $
151,928
$
1,641
$
138,286
$
17,578
$
284,729
$
594,162
Provision for credit losses (benefit)
11,475
526
(37,600)
6,832
88,311
69,544
Initial allowance for credit losses - PCD Loans
-
-
915
-
-
915
Charge-offs
(7,238)
-
(5,105)
(7,107)
(106,752)
(126,202)
Recoveries
18,130
811
20,848
3,315
34,022
77,126
Ending balance - loans $
174,295
$
2,978
$
117,344
$
20,618
$
300,310
$
615,545
Allowance for credit losses - unfunded commitments:
Beginning balance $
1,751
$
2,388
$
-
$
-
$
-
$
4,139
Provision for credit losses (benefit)
2,585
(366)
-
-
-
2,219
Ending balance - unfunded commitments [1] $
4,336
$
2,022
$
-
$
-
$
-
$
6,358
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the year ended December 31, 2022
Popular U.S.
(In thousands) Commercial Construction Mortgage Consumer Total
Allowance for credit losses - loans:
Beginning balance $
63,877
$
4,722
$
16,192
$
16,413
$
101,204
Provision for credit losses (benefit)
4,597
(4,586)
1,706
12,046
13,763
Charge-offs
(10,012)
-
(68)
(8,036)
(18,116)
Recoveries
2,619
1,132
80
4,075
7,906
Ending balance - loans $
61,081
$
1,268
$
17,910
$
24,498
$
104,757
Allowance for credit losses - unfunded commitments:
Beginning balance $
1,384
$
2,337
$
-
$
37
$
3,758
Provision for credit losses (benefit)
(209)
(1,153)
-
51
(1,311)
Ending balance - unfunded commitments [1] $
1,175
$
1,184
$
-
$
88
$
2,447
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.
For the year ended December 31, 2022
Popular, Inc.
(In thousands) Commercial Construction Mortgage Leasing Consumer Total
Allowance for credit losses - loans:
Beginning balance $
215,805
$
6,363
$
154,478
$
17,578
$
301,142
$
695,366
Provision for credit losses (benefit)
16,072
(4,060)
(35,894)
6,832
100,357
83,307
Initial allowance for credit losses - PCD Loans
-
-
915
-
-
915
Charge-offs
(17,250)
-
(5,173)
(7,107)
(114,788)
(144,318)
Recoveries
20,749
1,943
20,928
3,315
38,097
85,032
Ending balance - loans $
235,376
$
4,246
$
135,254
$
20,618
$
324,808
$
720,302
Allowance for credit losses - unfunded commitments:
Beginning balance $
3,135
$
4,725
$
-
$
-
$
37
$
7,897
Provision for credit losses (benefit)
2,376
(1,519)
-
-
51
908
Ending balance - unfunded commitments [1] $
5,511
$
3,206
$
-
$
-
$
88
$
8,805
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the year ended December 31, 2021
BPPR
(In thousands) Commercial Construction Mortgage Leasing Consumer Total
Allowance for credit losses - loans:
Beginning balance $
225,323
$
4,871
$
195,557
$
16,863
$
297,136
$
739,750
Provision for credit losses (benefit)
(91,695)
(1,533)
(57,684)
2,094
19,800
(129,018)
Initial allowance for credit losses - PCD Loans
-
-
3,142
-
-
3,142
Charge-offs
(17,180)
(6,620)
(17,656)
(4,637)
(78,047)
(124,140)
Recoveries
35,480
4,923
14,927
3,258
45,840
104,428
Ending balance - loans $
151,928
$
1,641
$
138,286
$
17,578
$
284,729
$
594,162
Allowance for credit losses - unfunded commitments:
Beginning balance $
4,913
$
4,610
$
-
$
-
$
-
$
9,523
Provision for credit losses (benefit)
(3,162)
(2,222)
-
-
-
(5,384)
Ending balance - unfunded commitments [1] $
1,751
$
2,388
$
-
$
-
$
-
$
4,139
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.
For the year ended December 31, 2021
Popular U.S.

(In thousands) Commercial Construction Mortgage Consumer Total
Allowance for credit losses - loans:
Beginning balance $
108,057
$
9,366
$
20,159
$
18,918
$
156,500
Provision for credit losses (benefit)
(45,427)
(4,764)
(3,949)
(187)
(54,327)
Charge-offs
(1,177)
(523)
(605)
(8,732)
(11,037)
Recoveries
2,424
643
587
6,414
10,068
Ending balance - loans $
63,877
$
4,722
$
16,192
$
16,413
$
101,204
Allowance for credit losses - unfunded commitments:
Beginning balance $
1,753
$
4,469
$
-
$
106
$
6,328
Provision for credit losses (benefit)
(369)
(2,132)
-
(69)
(2,570)
Ending balance - unfunded commitments [1] $
1,384
$
2,337
$
-
$
37
$
3,758
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the year ended December 31, 2021
Popular, Inc.
(In thousands) Commercial Construction Mortgage Leasing Consumer Total
Allowance for credit losses - loans:
Beginning balance $
333,380
$
14,237
$
215,716
$
16,863
$
316,054
$
896,250
Provision for credit losses (benefit)
(137,122)
(6,297)
(61,633)
2,094
19,613
(183,345)
Initial allowance for credit losses - PCD Loans
-
-
3,142
-
-
3,142
Charge-offs
(18,357)
(7,143)
(18,261)
(4,637)
(86,779)
(135,177)
Recoveries
37,904
5,566
15,514
3,258
52,254
114,496
Ending balance - loans $
215,805
$
6,363
$
154,478
$
17,578
$
301,142
$
695,366
Allowance for credit losses - unfunded commitments:
Beginning balance $
6,666
$
9,079
$
-
$
-
$
106
$
15,851
Provision for credit losses (benefit)
(3,531)
(4,354)
-
-
(69)
(7,954)
Ending balance - unfunded commitments [1] $
3,135
$
4,725
$
-
$
-
$
37
$
7,897
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

Statements.
The outstanding

balance of

loans classified

as TDRs

amounted to

$
1.6

billion at

December 31,

2022 (December

31, 2021

- $
1.7
billion).

The amount

of outstanding

commitments to

lend additional

funds to

debtors owing

receivables whose

terms have

been
modified in TDRs amounted to

$
12

million related to the commercial

loan portfolio at December 31,

2022 (December 31, 2021 -

$
9
million).
The following table presents

the outstanding balance of

loans classified as TDRs

according to their accruing

status and the related
allowance at December 31, 2022 and 2021.
The Corporation has offered to clients impacted by the hurricanes Fiona a moratorium of up to three monthly payments on personal
and commercial credit cards, auto loans, leases, and personal loans,

subject to certain eligibility requirements. Mortgage clients also benefited from

different

payment relief

alternatives available,

depending on

their type

of

loan. Loan

relief options

for commercial
clients were reviewed on a

case-by-case basis. As of December 31,

2022, approximately 2,428 loans with

a $94.8 loans amortized
cost were granted a moratorium of which 218

loans with a $7.7 million amortized cost have

been classified as TDR.

December 31, 2022

December 31, 2021
(In thousands) Accruing
Non-
Accruing Total
Related
Allowance Accruing
Non-
Accruing Total
Related
Allowance
Loans held-in-portfolio:

Commercial
$
269,784
$
54,641
$
324,425
$
18,451
$
261,344
$
64,744
$
326,088
$
24,736

Mortgage
[1]
1,169,976
86,790
1,256,766
58,819
1,143,204
112,509
1,255,713
61,888

Leasing
1,154
24
1,178
43
325
47
372
42

Consumer
54,395
7,883
62,278
13,577
64,093
10,556
74,649
16,124
Loans held-in-portfolio $
1,495,309
$
149,338
$
1,644,647
$
90,890
$
1,468,966
$
187,856
$
1,656,822
$
102,790
[1] At December 31, 2022, accruing mortgage loan TDRs include

$
725

million guaranteed by U.S. sponsored entities

at BPPR, compared to $
716
million at December 31, 2021.
The

following

tables

present

the

loan

count

by

type

of

modification

for

those

loans

modified

in

a

TDR

during

the

years

ended
December 31, 2022 and 2021. Loans modified

as TDRs for the U.S. operations are considered

insignificant to the Corporation.

For the year ended December 31, 2022
Reduction in
interest rate
Extension of
maturity date
Combination of
reduction in interest
rate and extension of
maturity date Other
Commercial real estate non-owner occupied
-
2
2
4
Commercial real estate owner occupied
3
10
1
14
Commercial and industrial
4
9
1
16
Mortgage
7
217
881
5
Leasing
-
2
1
34
Consumer:

Credit cards
48
-
-
48

HELOCs
-
-
1
-

Personal
111
111
3
40

Auto
-
1
-
129

Other
1
-
-
-
Total
174
352
890
290
For the year ended December 31, 2021
Reduction in
interest rate
Extension of
maturity date
Combination of
reduction in interest
rate and extension of
maturity date Other
Commercial multi-family
-
1
1
-
Commercial real estate non-owner occupied
-
11
1
-
Commercial real estate owner occupied
4
23
4
12
Commercial and industrial
5
13
-
21
Mortgage
39
140
1,590
5
Leasing
-
-
2
-
Consumer:

Credit cards
134
-
1
43

HELOCs
-
1
1
-

Personal
183
117
1
2

Auto
-
7
3
-

Other
7
-
-
1
Total
372
313
1,604
84
During the year ended December 31, 2022,
three

loans with an aggregate unpaid principal balance of $
2.7

million were restructured
into multiple notes (“Note A / B split”)
,

compared to
five

loans with an aggregate unpaid principal balance of $
10.2

million during the
year ended December 31,

2021.
No

charge-offs were recorded as part of Note A / B splits during 2022 and

2021. These loans were
restructured after analyzing the borrowers’ capacity

to repay the debt, collateral and ability to perform

under the modified terms.

The following tables present,

by class, quantitative information related

to loans modified as TDRs during the years

ended December
31, 2022 and 2021.
Popular, Inc.

For the year ended December 31, 2022
(Dollars in thousands) Loan count
Pre-modification
outstanding recorded
investment
Post-modification
outstanding recorded
investment
Increase (decrease) in the
allowance for credit losses
as a result of modification
Commercial real estate non-owner occupied
8
$
6,530
$
6,527
$
60
Commercial real estate owner occupied
28
19,192
19,165
(2,078)
Commercial and industrial
30
51,139
50,929
2,120
Mortgage
1,110
128,581
125,875
4,447
Leasing
37
1,181
1,180
13
Consumer:

Credit cards
96
866
898
10

HELOCs
1
245
236
67

Personal
265
3,581
3,479
671

Auto
130
1,631
1,631
5

Other
1
8
8
1
Total
1,706
$
212,954
$
209,928
$
5,316
Popular, Inc.

For the year ended December 31, 2021
(Dollars in thousands) Loan count
Pre-modification
outstanding recorded
investment
Post-modification
outstanding recorded
investment
Increase (decrease) in the
allowance for credit losses
as a result of modification
Commercial multi-family
2
$
246
$
211
$
26
Commercial real estate non-owner occupied
12
3,612
3,604
177
Commercial real estate owner occupied
43
95,354
90,096
1,577
Commercial and industrial
39
6,573
5,719
745
Mortgage
1,774
213,661
214,367
6,632
Leasing
2
40
38
5
Consumer:

Credit cards
178
2,223
2,136
42

HELOCs
2
176
228
54

Personal
303
4,222
4,217
899

Auto
10
199
206
65

Other
8
305
303
124
Total
2,373
$
326,611
$
321,125
$
10,346
The following tables present,

by class, TDRs that were subject

to payment default and that

had been modified as a TDR

during the
twelve months preceding the default date.

Payment default is defined as a restructured loan becoming 90 days past due after being modified,

foreclosed

or

charged-off,

whichever

occurs

first.

The

recorded

investment

as

of

period

end

is

inclusive

of

all

partial
paydowns

and

charge-offs

since

the

modification

date.

Loans

modified

as

a

TDR

that

were

fully

paid

down,

charged-off

or
foreclosed upon by period end are not reported..

Defaulted during the year ended December 31, 2022
(Dollars in thousands) Loan count Recorded investment as of first default date
Commercial real estate owner occupied
2
$
620
Commercial and industrial
7
6,639
Mortgage
75
9,391
Leasing
1
5
Consumer:

Credit cards
29
249

Personal
49
918
Total
163
$
17,822

Defaulted during the year ended December 31, 2021
(Dollars in thousands) Loan count Recorded investment as of first default date
Commercial real estate non-owner occupied
4
$
8,421
Commercial real estate owner occupied
4
4,500
Commercial and industrial
5
317
Mortgage
104
10,543
Consumer:

Credit cards
81
979

Personal
27
723
Total
225
$
25,483

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

December 31, 2022 and 2021 by vintage year.

December 31, 2022
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2022 2021 2020 2019 2018
Prior

Years Total
BPPR
Commercial:
Commercial multi-family
Watch $
-
$
-
$
-
$
18,508
$
-
$
4,687
$
-
$
-
$
23,195
Special mention
-
-
-
-
-
2,692
-
-
2,692
Substandard
-
-
-
-
-
3,326
100
-
3,426
Pass
137,411
22,850
20,821
16,145
24,640
30,193
-
-
252,060
Total commercial
multi-family $
137,411
$
22,850
$
20,821
$
34,653
$
24,640
$
40,898
$
100
$
-
$
281,373
Commercial real estate non-owner occupied
Watch $
173
$
36,228
$
14,045
$
14,942
$
7,777
$
99,269
$
-
$
-
$
172,434
Special Mention
-
4,361
19,970
7,517
-
25,540
-
-
57,388
Substandard
8,933
-
3,209
19,004
25,490
21,064
-
-
77,700
Pass
855,839
585,690
294,086
94,056
35,105
568,893
16,136
-
2,449,805
Total commercial
real estate non-
owner occupied $
864,945
$
626,279
$
331,310
$
135,519
$
68,372
$
714,766
$
16,136
$
-
$
2,757,327
Commercial real estate owner occupied
Watch $
2,296
$
5,271
$
9,447
$
4,275
$
31,649
$
71,568
$
-
$
-
$
124,506
Special Mention
10
284
1,684
6,578
1,076
61,460
-
-
71,092
Substandard
16,205
6,177
802
800
770
84,205
-
-
108,959
Doubtful
-
-
-
-
-
505
-
-
505
Pass
227,404
258,473
274,333
30,691
68,029
407,322
16,742
-
1,282,994
Total commercial
real estate owner
occupied $
245,915
$
270,205
$
286,266
$
42,344
$
101,524
$
625,060
$
16,742
$
-
$
1,588,056
Commercial and industrial
Watch $
32,376
$
2,185
$
15,493
$
18,829
$
15,483
$
51,602
$
56,508
$
-
$
192,476
Special Mention
2,537
2,479
5,770
1,139
6,767
46,040
6,283
-
71,015
Substandard
789
1,276
1,600
3,138
11,536
40,636
46,226
-
105,201
Doubtful
-
-
29
-
75
75
-
-
179
Loss
-
-
-
-
-
-
144
-
144
Pass
793,662
684,647
211,013
177,265
65,197
292,173
1,203,536
-
3,427,493
Total commercial
and industrial $
829,364
$
690,587
$
233,905
$
200,371
$
99,058
$
430,526
$
1,312,697
$
-
$
3,796,508
Construction
Watch $
35,446
$
3,116
$
98
$
-
$
-
$
-
$
141
$
-
$
38,801
Substandard
-
-
9,629
-
-
-
$
-
-
9,629
Pass
13,044
34,387
15,961
2,262
-
-
32,957
-
98,611
Total construction $
48,490
$
37,503
$
25,688
$
2,262
$
-
$
-
$
33,098
$
-
$
147,041
Mortgage
Substandard $
-
$
574
$
687
$
3,926
$
4,227
$
93,959
$
-
$
-
$
103,373
Pass
449,286
451,027
285,026
204,170
237,007
4,380,390
-
-
6,006,906
Total mortgage $
449,286
$
451,601
$
285,713
$
208,096
$
241,234
$
4,474,349
$
-
$
-
$
6,110,279
Leasing
Substandard $
953
$
1,491
$
941
$
1,172
$
1,127
$
215
$
-
$
-
$
5,899
Loss
-
-
-
21
-
21
-
-
42
Pass
672,294
428,889
237,939
146,231
79,451
14,994
-
-
1,579,798
Total leasing $
673,247
$
430,380
$
238,880
$
147,424
$
80,578
$
15,230
$
-
$
-
$
1,585,739

December 31, 2022
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2022 2021 2020 2019 2018
Prior

Years Total
BPPR
Consumer:
Credit cards
Substandard $
-
$
-
$
-
$
-
$
-
$
-
$
11,907
$
-
$
11,907
Loss
-
-
-
-
-
-
3
-
3
Pass
-
-
-
-
-
-
1,029,921
-
1,029,921
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,041,831
$
-
$
1,041,831
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
2,954
$
-
$
2,954
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
-
$
2,954
$
-
$
2,954
Personal
Substandard $
1,330
$
2,001
$
764
$
1,774
$
503
$
10,831
$
-
$
1,285
$
18,488
Loss
-
-
53
20
31
10
-
1
115
Pass
841,564
320,809
103,337
117,568
46,555
109,543
-
27,708
1,567,084
Total Personal $
842,894
$
322,810
$
104,154
$
119,362
$
47,089
$
120,384
$
-
$
28,994
$
1,585,687
Auto
Substandard $
6,764
$
11,171
$
10,466
$
10,243
$
4,597
$
2,382
$
-
$
-
$
45,623
Loss
23
41
48
25
7
14
-
-
158
Pass
1,156,654
961,571
588,200
426,169
248,328
85,827
-
-
3,466,749
Total Auto $
1,163,441
$
972,783
$
598,714
$
436,437
$
252,932
$
88,223
$
-
$
-
$
3,512,530
Other consumer
Substandard $
-
$
-
$
100
$
593
$
543
$
242
$
10,902
$
-
$
12,380
Loss
-
-
-
-
263
40
-
-
303
Pass
29,557
17,439
6,967
4,201
4,553
1,942
60,238
-
124,897
Total Other
consumer $
29,557
$
17,439
$
7,067
$
4,794
$
5,359
$
2,224
$
71,140
$
-
$
137,580
Total Puerto Rico $
5,284,550
$
3,842,437
$
2,132,518
$
1,331,262
$
920,786
$
6,511,660
$
2,494,698
$
28,994
$
22,546,905

December 31, 2022
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2022 2021 2020 2019 2018
Prior
Years Total
Popular U.S.
Commercial:
Commercial multi-family
Watch $
750
$
917
$
6,218
$
85,579
$
9,633
$
52,835
$
-
$
-
$
155,932
Special mention
-
-
1,198
-
14,491
8,372
-
-
24,061
Substandard
-
-
-
9,305
7,373
2,941
-
-
19,619
Pass
503,010
399,397
238,903
210,295
138,723
347,615
2,785
-
1,840,728
Total commercial
multi-family $
503,760
$
400,314
$
246,319
$
305,179
$
170,220
$
411,763
$
2,785
$
-
$
2,040,340
Commercial real estate non-owner occupied
Watch $
-
$
2,167
$
13,622
$
3,355
$
26,931
$
29,849
$
-
$
-
$
75,924
Special Mention
-
-
-
1,353
-
75,269
-
-
76,622
Substandard
-
2,864
2,149
3,220
1,429
4,722
-
-
14,384
Pass
552,258
209,338
211,449
109,781
100,065
383,409
9,113
-
1,575,413
Total commercial
real estate non-
owner occupied $
552,258
$
214,369
$
227,220
$
117,709
$
128,425
$
493,249
$
9,113
$
-
$
1,742,343
Commercial real estate owner occupied
Watch $
-
$
-
$
1,197
$
1,079
$
6,095
$
55,005
$
-
$
-
$
63,376
Special Mention
-
-
3,886
-
-
901
-
-
4,787
Substandard
-
-
-
7,403
11,165
33,586
-
-
52,154
Pass
363,655
422,959
114,988
82,971
119,565
258,881
7,157
-
1,370,176
Total commercial
real estate owner
occupied $
363,655
$
422,959
$
120,071
$
91,453
$
136,825
$
348,373
$
7,157
$
-
$
1,490,493
Commercial and industrial
Watch $
12,328
$
2,218
$
2,022
$
2,049
$
8,438
$
532
$
4,291
$
-
$
31,878
Special Mention
1,262
1,130
314
244
60
-
3
-
3,013
Substandard
260
935
74
4,278
315
1,829
1,408
-
9,099
Loss
292
525
1
75
192
3
-
-
1,088
Pass
185,318
341,855
368,398
202,301
171,528
376,045
352,169
-
1,997,614
Total commercial
and industrial $
199,460
$
346,663
$
370,809
$
208,947
$
180,533
$
378,409
$
357,871
$
-
$
2,042,692
Construction
Watch $
-
$
12,085
$
-
$
6,979
$
18,310
$
34,126
$
-
$
-
$
71,500
Special Mention
-
3
-
-
-
-
-
-
3
Substandard
-
-
1,423
-
6,540
2,095
-
-
10,058
Pass
164,272
146,062
91,486
93,118
10,863
23,581
-
-
529,382
Total construction $
164,272
$
158,150
$
92,909
$
100,097
$
35,713
$
59,802
$
-
$
-
$
610,943
Mortgage
Substandard $
-
$
2,009
$
3,478
$
4,048
$
1,156
$
9,798
$
-
$
-
$
20,489
Pass
236,595
303,204
243,468
183,846
58,026
241,564
-
-
1,266,703
Total mortgage $
236,595
$
305,213
$
246,946
$
187,894
$
59,182
$
251,362
$
-
$
-
$
1,287,192

December 31, 2022
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2022 2021 2020 2019 2018
Prior
Years Total
Popular U.S.
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
39
$
-
$
39
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
39
$
-
$
39
HELOCs
Substandard $
-
$
-
$
-
$
-
$
-
$
2,146
$
20
$
1,402
$
3,568
Loss
-
-
-
-
-
4
-
538
542
Pass
-
-
-
-
-
9,169
41,724
13,959
64,852
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
11,319
$
41,744
$
15,899
$
68,962
Personal
Substandard $
621
$
454
$
149
$
238
$
70
$
6
$
-
$
-
$
1,538
Loss
-
-
-
-
-
421
-
-
421
Pass
165,153
46,320
7,339
13,443
2,021
1,657
-
-
235,933
Total Personal $
165,774
$
46,774
$
7,488
$
13,681
$
2,091
$
2,084
$
-
$
-
$
237,892
Other consumer
Substandard $
-
$
-
$
-
$
-
$
-
$
-
$
8
$
-
$
8
Pass
-
-
-
-
-
-
9,960
-
9,960
Total Other
consumer $
-
$
-
$
-
$
-
$
-
$
-
$
9,968
$
-
$
9,968
Total Popular U.S. $
2,185,774
$
1,894,442
$
1,311,762
$
1,024,960
$
712,989
$
1,956,361
$
428,677
$
15,899
$
9,530,864

December 31, 2022
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2022 2021 2020 2019 2018
Prior
Years Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch $
750
$
917
$
6,218
$
104,087
$
9,633
$
57,522
$
-
$
-
$
179,127
Special mention
-
-
1,198
-
14,491
11,064
-
-
26,753
Substandard
-
-
-
9,305
7,373
6,267
100
-
23,045
Pass
640,421
422,247
259,724
226,440
163,363
377,808
2,785
-
2,092,788
Total commercial
multi-family $
641,171
$
423,164
$
267,140
$
339,832
$
194,860
$
452,661
$
2,885
$
-
$
2,321,713
Commercial real estate non-owner occupied
Watch $
173
$
38,395
$
27,667
$
18,297
$
34,708
$
129,118
$
-
$
-
$
248,358
Special Mention
-
4,361
19,970
8,870
-
100,809
-
-
134,010
Substandard
8,933
2,864
5,358
22,224
26,919
25,786
-
-
92,084
Pass
1,408,097
795,028
505,535
203,837
135,170
952,302
25,249
-
4,025,218
Total commercial
real estate non-
owner occupied $
1,417,203
$
840,648
$
558,530
$
253,228
$
196,797
$
1,208,015
$
25,249
$
-
$
4,499,670
Commercial real estate owner occupied
Watch $
2,296
$
5,271
$
10,644
$
5,354
$
37,744
$
126,573
$
-
$
-
$
187,882
Special Mention
10
284
5,570
6,578
1,076
62,361
-
-
75,879
Substandard
16,205
6,177
802
8,203
11,935
117,791
-
-
161,113
Doubtful
-
-
-
-
-
505
-
-
505
Pass
591,059
681,432
389,321
113,662
187,594
666,203
23,899
-
2,653,170
Total commercial
real estate owner
occupied $
609,570
$
693,164
$
406,337
$
133,797
$
238,349
$
973,433
$
23,899
$
-
$
3,078,549
Commercial and industrial
Watch $
44,704
$
4,403
$
17,515
$
20,878
$
23,921
$
52,134
$
60,799
$
-
$
224,354
Special Mention
3,799
3,609
6,084
1,383
6,827
46,040
6,286
-
74,028
Substandard
1,049
2,211
1,674
7,416
11,851
42,465
47,634
-
114,300
Doubtful
-
-
29
-
75
75
-
-
179
Loss
292
525
1
75
192
3
144
-
1,232
Pass
978,980
1,026,502
579,411
379,566
236,725
668,218
1,555,705
-
5,425,107
Total commercial
and industrial $
1,028,824
$
1,037,250
$
604,714
$
409,318
$
279,591
$
808,935
$
1,670,568
$
-
$
5,839,200

December 31, 2022
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2022 2021 2020 2019 2018
Prior
Years Total
Popular, Inc.
Construction
Watch $
35,446
$
15,201
$
98
$
6,979
$
18,310
$
34,126
$
141
$
-
$
110,301
Special Mention
-
3
-
-
-
-
-
-
3
Substandard
-
-
11,052
-
6,540
2,095
-
-
19,687
Pass
177,316
180,449
107,447
95,380
10,863
23,581
32,957
-
627,993
Total construction $
212,762
$
195,653
$
118,597
$
102,359
$
35,713
$
59,802
$
33,098
$
-
$
757,984
Mortgage
Substandard $
-
$
2,583
$
4,165
$
7,974
$
5,383
$
103,757
$
-
$
-
$
123,862
Pass
685,881
754,231
528,494
388,016
295,033
4,621,954
-
-
7,273,609
Total mortgage $
685,881
$
756,814
$
532,659
$
395,990
$
300,416
$
4,725,711
$
-
$
-
$
7,397,471
Leasing
Substandard $
953
$
1,491
$
941
$
1,172
$
1,127
$
215
$
-
$
-
$
5,899
Loss
-
-
-
21
-
21
-
-
42
Pass
672,294
428,889
237,939
146,231
79,451
14,994
-
-
1,579,798
Total leasing $
673,247
$
430,380
$
238,880
$
147,424
$
80,578
$
15,230
$
-
$
-
$
1,585,739

December 31, 2022
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2022 2021 2020 2019 2018
Prior
Years Total
Popular, Inc.
Consumer:
Credit cards
Substandard $
-
$
-
$
-
$
-
$
-
$
-
$
11,907
$
-
$
11,907
Loss
-
-
-
-
-
-
3
-
3
Pass
-
-
-
-
-
-
1,029,960
-
1,029,960
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,041,870
$
-
$
1,041,870
HELOCs
Substandard $
-
$
-
$
-
$
-
$
-
$
2,146
$
20
$
1,402
$
3,568
Loss
-
-
-
-
-
4
-
538
542
Pass
-
-
-
-
-
9,169
44,678
13,959
67,806
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
11,319
$
44,698
$
15,899
$
71,916
Personal
Substandard $
1,951
$
2,455
$
913
$
2,012
$
573
$
10,837
$
-
$
1,285
$
20,026
Loss
-
-
53
20
31
431
-
1
536
Pass
1,006,717
367,129
110,676
131,011
48,576
111,200
-
27,708
1,803,017
Total Personal $
1,008,668
$
369,584
$
111,642
$
133,043
$
49,180
$
122,468
$
-
$
28,994
$
1,823,579
Auto
Substandard $
6,764
$
11,171
$
10,466
$
10,243
$
4,597
$
2,382
$
-
$
-
$
45,623
Loss
23
41
48
25
7
14
-
-
158
Pass
1,156,654
961,571
588,200
426,169
248,328
85,827
-
-
3,466,749
Total Auto $
1,163,441
$
972,783
$
598,714
$
436,437
$
252,932
$
88,223
$
-
$
-
$
3,512,530
Other consumer
Substandard $
-
$
-
$
100
$
593
$
543
$
242
$
10,910
$
-
$
12,388
Loss
-
-
-
-
263
40
-
-
303
Pass
29,557
17,439
6,967
4,201
4,553
1,942
70,198
-
134,857
Total Other
consumer $
29,557
$
17,439
$
7,067
$
4,794
$
5,359
$
2,224
$
81,108
$
-
$
147,548
Total Popular Inc. $
7,470,324
$
5,736,879
$
3,444,280
$
2,356,222
$
1,633,775
$
8,468,021
$
2,923,375
$
44,893
$
32,077,769

December 31, 2021
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2021 2020 2019 2018 2017
Prior

Years Total
BPPR
Commercial:
Commercial multi-family
Watch $
-
$
-
$
-
$
-
$
-
$
4,485
$
-
$
-
$
4,485
Special mention
-
-
-
-
-
3,025
-
-
3,025
Substandard
-
-
982
-
-
6,257
100
-
7,339
Pass
24,936
21,288
34,840
25,311
2,066
31,468
11
-
139,920
Total commercial
multi-family $
24,936
$
21,288
$
35,822
$
25,311
$
2,066
$
45,235
$
111
$
-
$
154,769
Commercial real estate non-owner occupied
Watch $
100,465
$
228,852
$
25,443
$
137,044
$
2,406
$
205,304
$
3,237
$
-
$
702,751
Special Mention
18,509
12,563
7,271
-
4,608
24,056
-
-
67,007
Substandard
30,155
27,790
24,200
25,456
2,770
72,407
-
-
182,778
Pass
513,087
88,662
88,353
37,999
42,522
557,052
9,712
-
1,337,387
Total commercial
real estate non-
owner occupied $
662,216
$
357,867
$
145,267
$
200,499
$
52,306
$
858,819
$
12,949
$
-
$
2,289,923
Commercial real estate owner occupied
Watch $
8,393
$
8,612
$
8,972
$
6,958
$
3,039
$
121,716
$
-
$
-
$
157,690
Special Mention
5,573
857
7,598
1,427
2,449
103,472
-
-
121,376
Substandard
6,960
1,028
1,646
35,529
1,869
113,288
-
-
160,320
Doubtful
-
-
-
-
76
612
-
-
688
Pass
238,533
198,442
44,943
23,112
32,585
429,651
16,389
-
983,655
Total commercial
real estate owner
occupied $
259,459
$
208,939
$
63,159
$
67,026
$
40,018
$
768,739
$
16,389
$
-
$
1,423,729
Commercial and industrial
Watch $
186,529
$
12,542
$
21,536
$
103,835
$
14,577
$
90,776
$
108,183
$
-
$
537,978
Special Mention
7,380
9,936
14,856
28,473
1,012
28,448
60,397
-
150,502
Substandard
2,190
1,091
3,041
35,826
66,771
45,168
38,003
-
192,090
Doubtful
-
-
-
-
-
62
-
-
62
Pass
843,661
335,369
275,357
84,084
72,580
333,869
702,896
-
2,647,816
Total commercial
and industrial $
1,039,760
$
358,938
$
314,790
$
252,218
$
154,940
$
498,323
$
909,479
$
-
$
3,528,448
Construction
Substandard $
-
$
-
$
485
$
-
$
-
$
-
$
-
$
-
$
485
Pass
21,596
41,622
1,148
-
-
-
22,260
-
86,626
Total construction $
21,596
$
41,622
$
1,633
$
-
$
-
$
-
$
22,260
$
-
$
87,111
Mortgage
Substandard $
-
$
954
$
5,212
$
5,613
$
4,310
$
122,690
$
-
$
-
$
138,779
Pass
463,742
304,780
223,464
265,239
194,982
4,660,880
-
-
6,113,087
Total mortgage $
463,742
$
305,734
$
228,676
$
270,852
$
199,292
$
4,783,570
$
-
$
-
$
6,251,866
Leasing
Substandard $
124
$
618
$
880
$
613
$
613
$
235
$
-
$
-
$
3,083
Loss
-
-
-
1
16
2
-
-
19
Pass
613,452
328,085
222,770
133,112
62,881
17,917
-
-
1,378,217
Total leasing $
613,576
$
328,703
$
223,650
$
133,726
$
63,510
$
18,154
$
-
$
-
$
1,381,319

December 31, 2021
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2021 2020 2019 2018 2017
Prior

Years Total
BPPR
Consumer:
Credit cards
Substandard $
-
$
-
$
-
$
-
$
-
$
-
$
8,577
$
-
$
8,577
Pass
-
-
-
-
-
-
911,274
-
911,274
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
919,851
$
-
$
919,851
HELOCs
Substandard $
-
$
-
$
-
$
-
$
-
$
-
$
23
$
-
$
23
Pass
-
-
-
-
-
-
3,548
-
3,548
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
-
$
3,571
$
-
$
3,571
Personal
Substandard $
426
$
610
$
2,105
$
866
$
936
$
15,680
$
-
$
1,385
$
22,008
Loss
30
2
3
-
-
3
-
-
38
Pass
539,604
197,652
227,328
91,341
53,630
120,065
-
36,394
1,266,014
Total Personal $
540,060
$
198,264
$
229,436
$
92,207
$
54,566
$
135,748
$
-
$
37,779
$
1,288,060
Auto
Substandard $
3,080
$
7,520
$
9,498
$
4,739
$
2,210
$
1,422
$
-
$
-
$
28,469
Loss
42
11
-
-
-
-
-
-
53
Pass
1,259,800
808,339
637,300
420,293
177,104
80,829
-
-
3,383,665
Total Auto $
1,262,922
$
815,870
$
646,798
$
425,032
$
179,314
$
82,251
$
-
$
-
$
3,412,187
Other consumer
Substandard $
-
$
114
$
21
$
487
$
-
$
135
$
11,250
$
-
$
12,007
Loss
-
-
-
579
-
34
-
-
613
Pass
24,845
9,781
9,348
5,610
3,914
947
57,483
-
111,928
Total Other
consumer $
24,845
$
9,895
$
9,369
$
6,676
$
3,914
$
1,116
$
68,733
$
-
$
124,548
Total Puerto Rico $
4,913,112
$
2,647,120
$
1,898,600
$
1,473,547
$
749,926
$
7,191,955
$
1,953,343
$
37,779
$
20,865,382

December 31, 2021
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2021 2020 2019 2018 2017
Prior
Years Total
Popular U.S.
Commercial:
Commercial multi-family
Watch $
8,600
$
41,348
$
56,229
$
20,682
$
37,343
$
48,753
$
-
$
-
$
212,955
Special mention
-
3,752
9,013
30,244
11,071
28,297
-
-
82,377
Substandard
-
-
67,149
12,748
-
18,644
-
-
98,541
Pass
422,613
241,805
201,298
144,534
46,809
352,724
4,205
-
1,413,988
Total commercial
multi-family $
431,213
$
286,905
$
333,689
$
208,208
$
95,223
$
448,418
$
4,205
$
-
$
1,807,861
Commercial real estate non-owner occupied
Watch $
12,716
$
22,109
$
42,067
$
56,576
$
28,604
$
154,289
$
780
$
-
$
317,141
Special Mention
2,939
-
3,205
7,025
10,573
15,569
-
-
39,311
Substandard
-
756
6,405
14,544
11,384
60,323
-
-
93,412
Pass
543,667
356,071
156,925
211,432
250,516
346,606
8,386
-
1,873,603
Total commercial
real estate non-
owner occupied $
559,322
$
378,936
$
208,602
$
289,577
$
301,077
$
576,787
$
9,166
$
-
$
2,323,467
Commercial real estate owner occupied
Watch $
-
$
239
$
7,825
$
8,150
$
1,676
$
17,132
$
4,222
$
-
$
39,244
Special Mention
-
-
-
-
-
1,800
-
-
1,800
Substandard
-
-
1,148
2,878
-
20,841
-
-
24,867
Pass
129,898
46,737
34,355
23,845
26,236
63,463
3,928
-
328,462
Total commercial
real estate owner
occupied $
129,898
$
46,976
$
43,328
$
34,873
$
27,912
$
103,236
$
8,150
$
-
$
394,373
Commercial and industrial
Watch $
3,747
$
4,667
$
4,292
$
9,273
$
5
$
1,530
$
3,925
$
-
$
27,439
Special Mention
2,504
7,203
670
481
59
215
8,177
-
19,309
Substandard
537
97
4,559
495
168
1,890
159
-
7,905
Loss
262
58
108
17
51
191
-
-
687
Pass
273,254
339,564
211,695
191,086
115,146
339,336
284,710
-
1,754,791
Total commercial
and industrial $
280,304
$
351,589
$
221,324
$
201,352
$
115,429
$
343,162
$
296,971
$
-
$
1,810,131
Construction
Watch $
-
$
14,300
$
23,547
$
28,757
$
34,205
$
-
$
-
$
-
$
100,809
Special Mention
-
-
-
-
-
13,622
-
-
13,622
Substandard
-
-
-
15,438
10,231
-
-
-
25,669
Pass
130,587
136,045
165,105
13,634
36,500
7,138
-
-
489,009
Total construction $
130,587
$
150,345
$
188,652
$
57,829
$
80,936
$
20,760
$
-
$
-
$
629,109
Mortgage
Substandard $
-
$
4,338
$
3,894
$
967
$
217
$
12,680
$
-
$
-
$
22,096
Pass
326,641
266,212
215,071
61,986
6,376
276,948
-
-
1,153,234
Total mortgage $
326,641
$
270,550
$
218,965
$
62,953
$
6,593
$
289,628
$
-
$
-
$
1,175,330

December 31, 2021
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2021 2020 2019 2018 2017
Prior
Years Total
Popular U.S.
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
10
$
-
$
10
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
10
$
-
$
10
HELOCs
Substandard $
-
$
-
$
-
$
-
$
-
$
3,006
$
-
$
935
$
3,941
Loss
-
-
-
-
-
207
-
1,258
1,465
Pass
-
-
-
-
-
11,423
38,267
20,195
69,885
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
14,636
$
38,267
$
22,388
$
75,291
Personal
Substandard $
72
$
81
$
250
$
73
$
17
$
163
$
2
$
-
$
658
Loss
-
-
4
-
-
19
-
-
23
Pass
75,538
19,411
43,346
7,418
2,802
5,625
124
-
154,264
Total Personal $
75,610
$
19,492
$
43,600
$
7,491
$
2,819
$
5,807
$
126
$
-
$
154,945
Other consumer
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
4,658
$
-
$
4,658
Total Other
consumer $
-
$
-
$
-
$
-
$
-
$
-
$
4,658
$
-
$
4,658
Total Popular U.S. $
1,933,575
$
1,504,793
$
1,258,160
$
862,283
$
629,989
$
1,802,434
$
361,553
$
22,388
$
8,375,175

December 31, 2021
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2021 2020 2019 2018 2017
Prior
Years Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch $
8,600
$
41,348
$
56,229
$
20,682
$
37,343
$
53,238
$
-
$
-
$
217,440
Special mention
-
3,752
9,013
30,244
11,071
31,322
-
-
85,402
Substandard
-
-
68,131
12,748
-
24,901
100
-
105,880
Pass
447,549
263,093
236,138
169,845
48,875
384,192
4,216
-
1,553,908
Total commercial
multi-family $
456,149
$
308,193
$
369,511
$
233,519
$
97,289
$
493,653
$
4,316
$
-
$
1,962,630
Commercial real estate non-owner occupied
Watch $
113,181
$
250,961
$
67,510
$
193,620
$
31,010
$
359,593
$
4,017
$
-
$
1,019,892
Special Mention
21,448
12,563
10,476
7,025
15,181
39,625
-
-
106,318
Substandard
30,155
28,546
30,605
40,000
14,154
132,730
-
-
276,190
Pass
1,056,754
444,733
245,278
249,431
293,038
903,658
18,098
-
3,210,990
Total commercial
real estate non-
owner occupied $
1,221,538
$
736,803
$
353,869
$
490,076
$
353,383
$
1,435,606
$
22,115
$
-
$
4,613,390
Commercial real estate owner occupied
Watch $
8,393
$
8,851
$
16,797
$
15,108
$
4,715
$
138,848
$
4,222
$
-
$
196,934
Special Mention
5,573
857
7,598
1,427
2,449
105,272
-
-
123,176
Substandard
6,960
1,028
2,794
38,407
1,869
134,129
-
-
185,187
Doubtful
-
-
-
-
76
612
-
-
688
Pass
368,431
245,179
79,298
46,957
58,821
493,114
20,317
-
1,312,117
Total commercial
real estate owner
occupied $
389,357
$
255,915
$
106,487
$
101,899
$
67,930
$
871,975
$
24,539
$
-
$
1,818,102
Commercial and industrial
Watch $
190,276
$
17,209
$
25,828
$
113,108
$
14,582
$
92,306
$
112,108
$
-
$
565,417
Special Mention
9,884
17,139
15,526
28,954
1,071
28,663
68,574
-
169,811
Substandard
2,727
1,188
7,600
36,321
66,939
47,058
38,162
-
199,995
Doubtful
-
-
-
-
-
62
-
-
62
Loss
262
58
108
17
51
191
-
-
687
Pass
1,116,915
674,933
487,052
275,170
187,726
673,205
987,606
-
4,402,607
Total commercial
and industrial $
1,320,064
$
710,527
$
536,114
$
453,570
$
270,369
$
841,485
$
1,206,450
$
-
$
5,338,579

December 31, 2021
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2021 2020 2019 2018 2017
Prior
Years Total
Popular, Inc.
Construction
Watch $
-
$
14,300
$
23,547
$
28,757
$
34,205
$
-
$
-
$
-
$
100,809
Special Mention
-
-
-
-
-
13,622
-
-
13,622
Substandard
-
-
485
15,438
10,231
-
-
-
26,154
Pass
152,183
177,667
166,253
13,634
36,500
7,138
22,260
-
575,635
Total construction $
152,183
$
191,967
$
190,285
$
57,829
$
80,936
$
20,760
$
22,260
$
-
$
716,220
Mortgage
Substandard $
-
$
5,292
$
9,106
$
6,580
$
4,527
$
135,370
$
-
$
-
$
160,875
Pass
790,383
570,992
438,535
327,225
201,358
4,937,828
-
-
7,266,321
Total mortgage $
790,383
$
576,284
$
447,641
$
333,805
$
205,885
$
5,073,198
$
-
$
-
$
7,427,196
Leasing
Substandard $
124
$
618
$
880
$
613
$
613
$
235
$
-
$
-
$
3,083
Loss
-
-
-
1
16
2
-
-
19
Pass
613,452
328,085
222,770
133,112
62,881
17,917
-
-
1,378,217
Total leasing $
613,576
$
328,703
$
223,650
$
133,726
$
63,510
$
18,154
$
-
$
-
$
1,381,319

December 31, 2021
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2021 2020 2019 2018 2017
Prior
Years Total
Popular, Inc.
Consumer:
Credit cards
Substandard $
-
$
-
$
-
$
-
$
-
$
-
$
8,577
$
-
$
8,577
Pass
-
-
-
-
-
-
911,284
-
911,284
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
919,861
$
-
$
919,861
HELOCs
Substandard $
-
$
-
$
-
$
-
$
-
$
3,006
$
23
$
935
$
3,964
Loss
-
-
-
-
-
207
-
1,258
1,465
Pass
-
-
-
-
-
11,423
41,815
20,195
73,433
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
14,636
$
41,838
$
22,388
$
78,862
Personal
Substandard $
498
$
691
$
2,355
$
939
$
953
$
15,843
$
2
$
1,385
$
22,666
Loss
30
2
7
-
-
22
-
-
61
Pass
615,142
217,063
270,674
98,759
56,432
125,690
124
36,394
1,420,278
Total Personal $
615,670
$
217,756
$
273,036
$
99,698
$
57,385
$
141,555
$
126
$
37,779
$
1,443,005
Auto
Substandard $
3,080
$
7,520
$
9,498
$
4,739
$
2,210
$
1,422
$
-
$
-
$
28,469
Loss
42
11
-
-
-
-
-
-
53
Pass
1,259,800
808,339
637,300
420,293
177,104
80,829
-
-
3,383,665
Total Auto $
1,262,922
$
815,870
$
646,798
$
425,032
$
179,314
$
82,251
$
-
$
-
$
3,412,187
Other consumer
Substandard $
-
$
114
$
21
$
487
$
-
$
135
$
11,250
$
-
$
12,007
Loss
-
-
-
579
-
34
-
-
613
Pass
24,845
9,781
9,348
5,610
3,914
947
62,141
-
116,586
Total Other
consumer $
24,845
$
9,895
$
9,369
$
6,676
$
3,914
$
1,116
$
73,391
$
-
$
129,206
Total Popular Inc. $
6,846,687
$
4,151,913
$
3,156,760
$
2,335,830
$
1,379,915
$
8,994,389
$
2,314,896
$
60,167
$
29,240,557

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
(In thousands) 2022 2021 2020
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees $
36,487
$
38,105
$
43,234
Mortgage servicing rights fair value adjustments
236
(10,206)
(42,055)
Total mortgage

servicing fees, net of fair value adjustments
36,723
27,899
1,179
Net (loss) gain on sale of loans, including valuation on

loans held for sale
(251)
21,684
31,215
Trading account profit (loss):
Realized gains (losses) on closed derivative positions
6,635
1,323
(10,586)
Total trading account

profit (loss)
6,635
1,323
(10,586)
Losses on repurchased loans, including interest advances [1]
(657)
(773)
(11,407)
Total mortgage

banking activities
$
42,450
$
50,133
$
10,401
[1]
The Corporation, from time to time, repurchases delinquent

loans from its GNMA servicing portfolio, in compliance

with Guarantor guidelines, and
may incur in losses related to previously advanced interest

on delinquent loans. During the quarter ended September

30, 2020 the Corporation
repurchased $
687.9

million of GNMA loans and recorded a loss of $
10.5

million for previously advanced interest on delinquent

loans. Effective for
the quarter ended September 30, 2020, the Corporation

has determined to present these losses as part of its

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

No

liabilities were incurred

as a result

of these securitizations

during the years

ended December 31, 2022

and 2021 because

they
did

not

contain

any

credit

recourse

arrangements.

The

Corporation recorded

a

net

loss

of

$
1.8

million

and

a

net

gain

of

$
18.4
million, respectively, during the years ended December 31, 2022 and 2021 related to the residential mortgage loans securitized.

The

following tables

present the

initial fair

value of

the

assets obtained

as

proceeds from

residential mortgage

loans securitized
during the years ended December 31, 2022 and

2021:
Proceeds Obtained During the Year

Ended December 31, 2022
(In thousands) Level 1 Level 2 Level 3 Initial fair value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
169,352
$
-
$
169,352
Mortgage-backed securities - FNMA
-
122,422
-
122,422
Mortgage-backed securities - FHLMC
-
8,505
-
8,505
Total trading account

debt securities
$
-
$
300,279
$
-
$
300,279
Mortgage servicing rights $
-
$
-
$
5,318
$
5,318
Total

$
-
$
300,279
$
5,318
$
305,597
Proceeds Obtained During the Year

Ended December 31, 2021
(In thousands) Level 1 Level 2 Level 3 Initial fair value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
380,228
$
-
$
380,228
Mortgage-backed securities - FNMA
-
329,617
-
329,617
Mortgage-backed securities - FHLMC
-
22,688
-
22,688
Total trading account

debt securities
$
-
$
732,533
$
-
$
732,533
Mortgage servicing rights $
-
$
-
$
11,314
$
11,314
Total

$
-
$
732,533
$
11,314
$
743,847
During the

year ended

December 31,

2022, the

Corporation retained

servicing rights

on whole

loan sales

involving approximately
$
114

million in principal balance outstanding (2021 - $
144

million), with net realized gains of approximately $
1.8

million (2021 - $
3.2
million). All loan sales performed during the

years ended December 31, 2022 and 2021 were without

credit recourse agreements.

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

The following table

presents the changes

in MSRs measured

using the fair

value method for

the years ended

December 31, 2022
and 2021.

Residential MSRs
(In thousands) December 31, 2022 December 31, 2021
Fair value at beginning of period $
121,570
$
118,395
Additions
6,614
13,391
Changes due to payments on loans

[1]
(11,063)
(15,383)
Reduction due to loan repurchases
(779)
(1,233)
Changes in fair value due to changes in valuation model inputs or assumptions
12,845
6,410
Other
(837)
(10)
Fair value at end of period

[2]
$
128,350
$
121,570
[1] Represents changes due to collection / realization

of expected cash flows over time.
[2] At December 31, 2022, PB had MSRs amounting to $
2.0

million (December 31, 2021 - $
1.6

million).
Residential mortgage loans serviced for others were $
11.1

billion at December 31, 2022 (2021 - $
12.1

billion).
Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows.
The banking

subsidiaries receive servicing

fees based

on a

percentage of the

outstanding loan balance.

These servicing fees

are
credited to

income when they

are collected. At

December 31,

2022, those

weighted average mortgage

servicing fees

were
0.31
%
(2021 –
0.30
%). Under these

servicing agreements, the

banking subsidiaries do

not generally earn

significant prepayment penalty
fees on the underlying loans serviced.
The section

below includes

information on

assumptions used

in the

valuation model

of the

MSRs, originated

and purchased.

Key
economic assumptions used

in measuring the

servicing rights derived

from loans securitized

or sold by

the Corporation during

the
years ended December 31, 2022 and 2021 were

as follows:
Years ended
December 31, 2022 December 31, 2021

BPPR PB BPPR PB
Prepayment speed
5.4
%
8.1
%
6.8
%
19.0
%
Weighted average life (in years)
9.5
7.8
8.3
20.9
Discount rate (annual rate)
10.5
%
9.9
%
10.5
%
10.7
%
Key

economic

assumptions

used

to

estimate

the

fair

value

of

MSRs

derived

from

sales

and

securitizations

of

mortgage

loans
performed

by

the

banking

subsidiaries

and

servicing

rights

purchased

from

other

financial

institutions,

and

the

sensitivity

to
immediate changes in those assumptions, were as follows

as of the end of the periods reported:
Originated MSRs Purchased MSRs
December 31, December 31, December 31,
December 31,

(In thousands) 2022 2021 2022 2021
Fair value of servicing rights $
41,548
$
40,058
$
86,802
$
81,512
Weighted average life (in years)
6.8
7.1
6.9
7.5
Weighted average prepayment speed (annual

rate)
5.9
%
7.7
%
7.0
%
7.6
%
Impact on fair value of 10% adverse change $
(730)
$
(1,500)
$
(1,602)
$
(1,486)
Impact on fair value of 20% adverse change $
(1,433)
$
(2,359)
$
(3,143)
$
(3,495)
Weighted average discount rate (annual rate)
11.2
%
11.2
%
11.0
%
11.0
%
Impact on fair value of 10% adverse change $
(1,485)
$
(2,079)
$
(3,256)
$
(2,731)
Impact on fair value of 20% adverse change $
(2,876)
$
(3,452)
$
(6,304)
$
(5,832)

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

At December 31, 2022, the Corporation serviced $
0.6

billion (2021 - $
0.7

billion) in residential mortgage loans with credit recourse

to
the Corporation, from which $
15

million was 60 days or

more past due (2021 - $
26

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

2022,

the

Corporation

had

recorded

$
14

million

in

mortgage

loans

on

its

Consolidated

Statements

of

Financial
Condition related to this

buy-back option program (2021 -

$
13

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

During

the

year

ended

December

31,

2022,

the

Corporation

repurchased

approximately

$
58

million

of

mortgage

loans

from

its
GNMA servicing portfolio (2021 - $
94

million). The determination to repurchase these loans

was based on the economic benefits

of
the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. The

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
(In thousands) Useful life in years 2022 2021
Premises and equipment:
Land $
90,625
$
94,246
Buildings
10
-
50
482,030
468,293
Equipment
2
-
10
388,911
374,192
Leasehold improvements
3
-
10
89,693
87,406
960,634
929,891

Less - Accumulated depreciation and amortization
586,479
559,234
Subtotal
374,155
370,657
Construction in progress
33,931
29,337
Premises and equipment, net $
498,711
$
494,240
Depreciation and

amortization of premises

and equipment for

the year 2022

was $
55.1

million (2021 -

$
55.1

million; 2020

- $
58.4
million), of

which $
24.8

million (2021

- $
25.2

million; 2020

- $
27.2

million) was

charged to

occupancy expense

and $
30.3

million
(2021

-

$
29.8

million;

2020

-

$
31.2

million)

was charged

to

equipment, technology

and

software

and

other

operating expenses.
Occupancy expense of premises and equipment

is net of rental income

of $
13.1

million (2021 - $
13.4

million; 2020 - $
15.5

million).
For information related to the amortization expense

of finance leases, refer to Note 33 - Leases.

Note 13 – Other real estate owned
The following

tables present

the activity

related to

Other Real

Estate Owned

(“OREO”), for

the years

ended December

31, 2022,
2021 and 2020.

For the year ended December 31, 2022
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
15,017
$
70,060
$
85,077
Write-downs in value
(959)
(1,517)
(2,476)
Additions
5,787
70,069
75,856
Sales
(7,453)
(61,453)
(68,906)
Other adjustments
108
(533)
(425)
Ending balance $
12,500
$
76,626
$
89,126
For the year ended December 31, 2021
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
13,214
$
69,932
$
83,146
Write-downs in value
(1,058)
(2,161)
(3,219)
Additions
9,746
55,898
65,644
Sales
(7,282)
(52,666)
(59,948)
Other adjustments
397
(943)
(546)
Ending balance $
15,017
$
70,060
$
85,077
For the year ended December 31, 2020
OREO OREO
(In thousands) Commercial/ Construction Mortgage Total
Balance at beginning of period $
16,959
$
105,113
$
122,072
Write-downs in value
(1,564)
(3,060)
(4,624)
Additions
2,223
17,785
20,008
Sales
(4,359)
(49,797)
(54,156)
Other adjustments
(45)
(109)
(154)
Ending balance $
13,214
$
69,932
$
83,146

Note 14 − Other assets
The caption of other assets in the consolidated

statements of financial condition consists of the following

major categories:
(In thousands) December 31, 2022 December 31, 2021
Net deferred tax assets (net of valuation allowance) $
953,676
$
657,597
Investments under the equity method
210,001
298,988
Prepaid taxes
39,405
37,924
Other prepaid expenses
33,384
34,937
Capitalized software costs
81,862
44,908
Derivative assets
19,229
26,093
Trades receivable from brokers and counterparties
35,099
65,460
Receivables from investments maturities
125,000
-
Principal, interest and escrow servicing advances
41,916
53,942
Guaranteed mortgage loan claims receivable
59,659
98,001
Operating ROU assets (Note 33)
125,573
141,748
Finance ROU assets (Note 33)
18,884
13,459
Others
104,125
155,514
Total other assets $
1,847,813
$
1,628,571
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

Gross Carrying Accumulated
Net
Carrying
(In thousands) Amount Amortization Value
December 31, 2022
Software development costs [1] $
63,609
$
16,803
$
46,806
Software license costs
37,165
14,164
23,001
Cloud computing arrangements
20,745
8,690
12,055
Total Capitalized

software costs [2]
$
121,519
$
39,657
$
81,862
December 31, 2021
Software development costs $
40,033
$
18,972
$
21,061
Software license costs
168,862
154,571
14,291
Cloud computing arrangements
18,346
8,790
9,556
Total Capitalized

software costs
$
227,241
$
182,333
$
44,908
[1] Software development costs includes $
28.7

million acquired as part of the Evertec Transactions.
[2]
At December 31, 2022 the table above excludes assets which

have been fully amortized.
Total

amortization expense for

all capitalized software

and hosting arrangement

cost, reflected as

part of

technology and software
expenses in the consolidated statement of operations,

is as follows:
Year ended December

31,
(In thousands)
2022 2021 2020
Software development and license costs $
55,011

$
45,577
$
43,259
Cloud computing arrangements
3,805

3,867
2,206
Total amortization

expense
$
58,816

$
49,444
$
45,465

Note 15 – Goodwill and other intangible assets
The

changes

in

the

carrying

amount

of

goodwill

for

the

years

ended

December

31,

2022

and

2021,

allocated

by

reportable
segments, were as follows (refer to Note 37 for

the definition of the Corporation’s reportable segments):

2022
Balance at

Goodwill on Goodwill Balance at
(In thousands) January 1, 2022

acquisition

impairment December 31, 2022
Banco Popular de Puerto Rico $
320,248
$
116,135
$
-
$
436,383
Popular U.S.
400,045
-
(9,000)
391,045
Total Popular,

Inc.

$
720,293
$
116,135
$
(9,000)
$
827,428
2021
Balance at

Goodwill on Goodwill Balance at
(In thousands) January 1, 2021

acquisition

impairment December 31, 2021
Banco Popular de Puerto Rico $
320,248
$
-
$
-
$
320,248
Popular U.S.
350,874
49,171
-
400,045
Total Popular,

Inc.

$
671,122
$
49,171
$
-
$
720,293
The goodwill recognized during

the year ended

December 31, 2022 in

the reportable segment of

Banco Popular de Puerto

Rico of
$
116.1

million

was

related

to

the

Evertec

Business

Acquisition

Transaction.

The

goodwill

recognized

during

the

year

ended
December 31,

2021 in

the reportable

segment of

Popular U.S.

of $
49

million was

related to

the PEF

Acquired Business.

Refer to
Note

4,

Business

combination,

for

additional

information

related

to

the

assets

acquired

and

liabilities

assumed

as

a

result

of
business combinations, including

goodwill and other intangible assets. The goodwill impairment in Popular U.S. of

$
9

million during
the year ended December 31, 2022 was recognized by the Corporation from the annual test as of July 31, 2022 related to PEF, as a result of a decrease in the projected earnings

of this business unit.
At December 31, 2022 and 2021, the Corporation

had $
0.7

million of identifiable intangible assets with indefinite

useful lives.

The following table reflects the components of

other intangible assets subject to amortization:
Gross Net
Carrying Accumulated Carrying
(In thousands) Amount Amortization Value
December 31, 2022
Core deposits $
12,810
$
10,034
$
2,776
Other customer relationships
14,286
4,878
9,408
Total other intangible

assets
$
27,096
$
14,912
$
12,184
December 31, 2021
Core deposits $
12,810
$
8,754
$
4,056
Other customer relationships
14,286
2,883
11,403
Total other intangible

assets
$
27,096
$
11,637
$
15,459
During

the

year

ended

December

31,

2022,

the

Corporation

recognized

$
3.3

million

in

amortization

expense

related

to

other
intangible assets with definite useful lives (2021

- $
9.1

million; 2020 - $
6.4

million).

The following

table presents

the estimated

amortization of

the intangible

assets with

definite useful

lives for

each of

the following
periods:
(In thousands)
Year 2023 $
3,179
Year 2024
2,938
Year 2025
1,750
Year 2026
1,440
Year 2027
959
Later years
1,918
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
●

a selection of comparable publicly traded companies,

based on nature of business, location and

size;
●

a selection of comparable acquisitions;
●

the discount rate applied to future earnings, based

on an estimate of the cost of equity;
●

the potential future earnings of the reporting unit;

and
●

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

of
equity used to

discount the cash flows

was calculated using the

Ibbotson Build-Up Method and

ranged from
12.51
% to
15.73
% for
the 2022 analysis. The Ibbotson Build-Up Method

builds up a cost of equity

starting with the rate of

return of a “risk-free” asset (20-
year U.S. Treasury

note) and adds

to it additional

risk elements such as

equity risk premium, size

premium, industry risk

premium,
and a

specific geographic risk

premium (as applicable).

The resulting discount

rates were

analyzed in terms

of reasonability given
the current market conditions.
The results of the BPPR annual goodwill impairment test as of July 31, 2022 indicated that the average estimated fair value using all
valuation methodologies exceeded BPPR’s equity

value by approximately $
3.1

billion or
245
% compared to $
1.5

billion or
50
%, for
the annual

goodwill impairment test

completed as

of July

31, 2021. PB’s

annual goodwill impairment

test results

as of

such dates
indicated that the average estimated fair value using all valuation methodologies exceeded PB’s equity value by approximately $
670
million

or
41
%,

compared

to

$
412

million

or
24
%,

for

the

annual

goodwill

impairment

test

completed

as

of

July

31,

2021.
Accordingly, no

impairment was recognized for

BPPR or PB.

The goodwill balance

of BPPR and PB,

as legal entities,

represented
approximately
93
% of the Corporation’s total goodwill balance as of

the July 31, 2022 valuation date.
An impairment of $
9

million was recognized by the Corporation from the annual test as of July 31, 2022 related to PEF as a result of a decrease in the projected earnings of this

business unit.

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
December 31, 2022
Balance at Balance at
December 31, Accumulated December 31,
2022
impairment

2022
(In thousands)

(gross amounts)
losses

(net amounts)
Banco Popular de Puerto Rico $
440,184
$
3,801
$
436,383
Popular U.S.
564,456
173,411
391,045
Total Popular,

Inc.

$
1,004,640
$
177,212
$
827,428

December 31, 2021

Balance at

Balance at

December 31, Accumulated December 31,
2021
impairment

2021
(In thousands)

(gross amounts)
losses

(net amounts)
Banco Popular de Puerto Rico $
324,049
$
3,801
$
320,248
Popular U.S.
564,456
164,411
400,045
Total Popular,

Inc.

$
888,505
$
168,212
$
720,293

Note 16 – Deposits
Total interest bearing deposits as of the end of the periods presented consisted of:
(In thousands) December 31, 2022 December 31, 2021
Savings accounts $
14,746,329
$
15,871,998
NOW, money market and other interest

bearing demand deposits
23,738,940
28,736,459
Total savings, NOW,

money market and other interest bearing demand

deposits
38,485,269
44,608,457
Certificates of deposit:
Under $250,000
4,235,651
4,086,059
$250,000 and over
2,545,750
2,626,090

Total certificates

of deposit
6,781,401
6,712,149
Total interest bearing

deposits
$
45,266,670
$
51,320,606
A summary of certificates of deposits by maturity at

December 31, 2022 follows:

(In thousands)
2023 $
3,949,235
2024
1,102,195
2025
743,799
2026
416,106
2027
486,738
2028 and thereafter
83,328
Total certificates of

deposit
$
6,781,401
At December 31, 2022, the Corporation had brokered

deposits amounting to $
1.1

billion (December 31, 2021 - $
0.8

billion).
The aggregate amount

of overdrafts in

demand deposit accounts

that were reclassified

to loans

was $
6.3

million at

December 31,
2022 (December 31, 2021 - $
6.0

million).
At

December

31,

2022,

public

sector

deposits

amounted

to

$
15.2

billion.

Public

deposit

balances

are

difficult

to

predict.

For
example, the receipt by

the Puerto Rico Government of

hurricane recovery related Federal assistance and

seasonal tax collections
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

Management Board for
Puerto Rico (the “Oversight Board”).

Note 17 – Borrowings
Assets sold under agreements to repurchase
Assets sold under agreements to repurchase amounted

to $
149

million at December 31, 2022 and $
92

million at December 31,
2021.
The Corporation’s

repurchase transactions are

overcollateralized with the

securities detailed in

the table

below.

The Corporation’s
repurchase

agreements

have

a

right

of

set-off

with

the

respective

counterparty

under

the

supplemental

terms

of

the

master
repurchase agreements.

In

an event

of

default each

party has

a right

of

set-off

against the

other party

for amounts

owed in

the
related

agreement

and

any

other

amount

or

obligation

owed

in

respect

of

any

other

agreement

or

transaction

between

them.
Pursuant to the

Corporation’s accounting policy,

the repurchase agreements

are not offset

with other repurchase

agreements held
with the same counterparty.
The following table

presents information related to

the Corporation’s repurchase

transactions accounted for as

secured borrowings
that are collateralized with

debt securities available-for-sale, debt securities

held-to-maturity, other assets

held-for-trading purposes
or which have been obtained under agreements to resell.

It is the Corporation’s policy to maintain effective control over assets sold under agreements

to repurchase;

accordingly,

such securities

continue to

be carried

on the

Consolidated Statements

of Financial
Condition.
Repurchase agreements accounted for as secured borrowings
December 31, 2022 December 31, 2021
Repurchase liability Repurchase liability
Repurchase

weighted average
Repurchase

weighted average
(Dollars in thousands)

liability
interest rate

liability
interest rate
U.S. Treasury securities

Within 30 days
$
410
4.40
% $
19,538
0.30
%

After 30 to 90 days
30,739
3.79
30,295
0.21

After 90 days
17,521
4.39
29,036
0.29
Total U.S. Treasury

securities
48,670
4.01
78,869
0.26
Mortgage-backed securities

Within 30 days
98,984
4.27
11,733
0.26

After 30 to 90 days
791
3.27
-
-

After 90 days
-
-
722
0.16
Total mortgage-backed

securities
99,775
4.26
12,455
0.26
Collateralized mortgage obligations

Within 30 days
164
4.25
279
0.25
Total collateralized

mortgage obligations
164
4.25
279
0.25
Total $
148,609
4.18
% $
91,603
0.26
%
Repurchase agreements in this portfolio

are generally short-term, often overnight.

As such our risk

is very limited.

We manage the
liquidity risks arising from secured

funding by sourcing funding globally from

a diverse group of counterparties, providing

a range of
securities collateral and pursuing longer durations,

when appropriate.

(Dollars in thousands) 2022 2021
Maximum aggregate balance outstanding at any month-end $
162,450
$
92,101
Average monthly aggregate balance outstanding $
107,305
$
91,394
Weighted average interest rate:
For the year
2.15
%
0.35
%
At December 31
4.23
%
0.26
%
Other short-term borrowings

At December 31, 2022 and December 31, 2021,

other short-term borrowings consisted of $
365

million and $
75

million, respectively,
in FHLB Advances.
The following table presents additional information

related to the Corporation’s other short-term borrowings

for
the years ended December 31, 2022 and December

31, 2021.
(Dollars in thousands) 2022 2021
Maximum aggregate balance outstanding at any month-end $
375,000
$
75,000
Average monthly aggregate balance outstanding $
99,083
$
343
Weighted average interest rate:
For the year
3.46
%
0.35
%
At December 31
4.47
%
0.35
%

Notes Payable
The following table presents the composition of notes

payable at December 31, 2022 and December

31, 2021.
(In thousands) December 31, 2022 December 31, 2021
Advances with the FHLB with maturities ranging from
2023

through
2029

paying interest at monthly
fixed rates ranging from
0.39
% to
3.18
%

(2021 -
0.39
% to
3.18
%)
$
389,282
$
492,429
Unsecured senior debt securities maturing on September
2023

paying interest
semiannually

at a fixed
rate of
6.125
%, net of debt issuance costs of $
891

(2021 - $
2,158
)
299,109
297,842
Junior subordinated deferrable interest debentures (related to trust preferred securities) maturing on
2034

with fixed interest rates ranging from
6.125
% to
6.564
% (2021 -
6.125
% to
6.564
%), net of debt
issuance costs of $
315

(2021 - $
342
)
198,319
198,292
Total notes payable $
886,710
$
988,563
A breakdown of borrowings by contractual maturities

at December 31, 2022 is included in

the table below.

Assets sold under

Short-term
(In thousands)
agreements to
repurchase
borrowings Notes payable Total
2023 $
148,609
$
365,000
$
342,370
$
855,979
2024
-
-
91,944
91,944
2025
-
-
139,920
139,920
2026
-
-
74,500
74,500
Later years
-
-
237,976
237,976
Total borrowings $
148,609
$
365,000
$
886,710
$
1,400,319
At

December

31,

2022

and

December

31,

2021,

the

Corporation had

FHLB

borrowing

facilities

whereby

the

Corporation could
borrow up to

$
3.3

billion and $
3.0

billion, respectively,

of which $
0.8

billion and $
0.6

billion, respectively,

were used. In

addition, at
December 31, 2022 and

December 31, 2021, the

Corporation had placed $
0.4

billion and $
1.2

billion, respectively,

of the available
FHLB credit

facility as

collateral for

municipal letters

of credit

to secure

deposits. The

FHLB borrowing

facilities are

collateralized
with loans held-in-portfolio, and do not have restrictive

covenants or callable features.

Also, at

December 31, 2022,

the Corporation has

a borrowing facility

at the discount

window of the

Federal Reserve Bank

of New
York amounting to $
1.4

billion (December 31, 2021 - $
1.3

billion), which remained unused at December 31, 2022

and December 31,
2021.

The facility is a collateralized source

of credit that is highly reliable even under difficult

market conditions.

Note 18 – Trust preferred securities
Statutory trusts established by the Corporation (Popular North America

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
On November 1,

2021, the

Corporation redeemed

all

outstanding trust

preferred securities

issued by

the Popular

Capital Trust

I
amounting to approximately $
187

million (or approximately $
181

million after excluding the Corporation’s participation in the Trust of approximately $
6

million) in the aggregate.
The following table presents financial data pertaining

to the different trusts at December 31, 2022 and 2021.
(Dollars in thousands) December 31, 2022 and 2021
Popular

North America

Popular

Issuer Capital Trust I Capital Trust Il
Capital securities $
91,651
$
101,023
Distribution rate
6.564
%
6.125
%
Common securities $
2,835
$
3,125
Junior subordinated debentures aggregate liquidation amount $
94,486
$
104,148
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

2022,

the

Corporation’s

$
193

million

in

trust

preferred

securities

outstanding

do

not

qualify

for

Tier

1

capital
treatment, but instead qualify for Tier 2 capital treatment compared to $
193

million at December 31, 2021.

Note 19 − Other liabilities
The caption of other liabilities in the consolidated

statements of financial condition consists of the following

major categories:
(In thousands) December 31, 2022 December 31, 2021
Accrued expenses $
337,284
$
308,594
Accrued interest payable
39,288
33,227
Accounts payable
76,456
91,804
Dividends payable
39,525
35,937
Trades payable
9,461
13,789
Liability for GNMA loans sold with an option to repurchase
14,271
12,806
Reserves for loan indemnifications
7,520
12,639
Reserve for operational losses
39,266
43,886
Operating lease liabilities (Note 33)
137,290
154,114
Finance lease liabilities (Note 33)
24,737
19,719
Pension benefit obligation
8,290
8,778
Postretirement benefit obligation
118,336
161,988
Others
65,222
70,967
Total other liabilities $
916,946
$
968,248

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

Global Select

Market (the

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

December 31, 2022 consisted of:
●
6.375
% non-cumulative monthly income preferred stock, 2003 Series

A, no par value, liquidation

preference value of $
25
per share. Holders on record of the 2003 Series A Preferred Stock are entitled to receive, when, as and if declared by the
Board of

Directors of

the Corporation

or an

authorized

committee thereof,

out of

funds legally

available, non-cumulative
cash dividends at the

annual rate per share

of
6.375
% of their

liquidation preference value, or

$
0.1328125

per share per
month.

These

shares

of

preferred

stock

are

perpetual,

nonconvertible,

have

no

preferential

rights

to

purchase

any
securities of the

Corporation and are redeemable solely

at the option of

the Corporation with the

consent of the Board

of
Governors

of

the

Federal

Reserve

System.

The

redemption

price

per

share

is

$
25.00
.

The

shares

of

2003

Series

A
Preferred Stock have no voting

rights, except for certain rights in

instances when the Corporation does not

pay dividends
for a defined period. These

shares are not subject to

any sinking fund requirement. Cash dividends declared and

paid on
the 2003

Series A

Preferred Stock

amounted to

$
1.4

million for

the years

ended December

31, 2022,

2021 and

2020.
Outstanding shares of 2003 Series A Preferred Stock amounted to
885,726

at December 31, 2022, 2021 and 2020.
On February 24, 2020, the

Corporation redeemed all the outstanding shares of the

2008 Series B Preferred Stock. The

redemption
price of

the 2008

Series B

Preferred Stock

was $
25.00

per share,

plus $
0.1375

(representing the

amount of

accrued and

unpaid
dividends for the current monthly dividend period to

the redemption date), for a total payment per

share in the amount of $
25.1375
.
Common stock
Dividends
During

the

year

2022,

cash

dividends

of

$
2.20

(2021

-

$
1.75
;

2020

-

$
1.60
)

per

common

share

outstanding

were

declared
amounting to $
163.7

million (2021 - $
142.3

million; 2020 -

$
136.6

million) of which

$
39.5

million were payable to

stockholders of
common

stock

at

December

31,

2022

(2021

-

$
35.9

million;

2020

-

$
33.7

million).

The

quarterly

dividend

of

$
0.55

per

share
declared to stockholders of record as of the close of business on
December 7, 2022
, was paid on
January 3, 2023
. On February 28,
2023, the Corporation’s Board of Directors approved a quarterly cash dividend of $
0.55

per share on its outstanding common stock,
payable on
April 3, 2023

to stockholders of record at the close of business

on
March 20, 2023
.
Accelerated share repurchase transaction (“ASR”)
On August

24, 2022,

the Corporation

entered into

a $
231

million ASR

transaction with

respect to

its common

stock (the

“August
ASR Agreement”), which was accounted for as

a treasury transaction. As a result of the

receipt of the initial

2,339,241

shares,

the
Corporation recognized in stockholders’ equity approximately $
185

million in treasury stock and $
46

million as a reduction of capital
surplus. The Corporation completed the transaction on December 7, 2022 and received
840,024

additional shares of common stock
and

recognized

approximately

$
60

million

as

treasury

stock

with

a

corresponding

increase

in

its

capital

surplus.

In

total

the
Corporation repurchase a total of
3,179,265

shares at an average purchased price of $
72.6583

under the August ASR Agreement.
On

March

1,

2022,

the

Corporation

announced

that

on

February 28,

2022

it

entered

into

a

$
400

million

ASR

transactions

with
respect to

its common

stock (the

“March ASR

Agreement”), which was

accounted for

as a

treasury transaction. As

a result

of the
receipt

of

the

initial
3,483,942

shares,

the

Corporation recognized

in

stockholders’

equity

approximately $
320

million

in

treasury
stock and

$
80

million as

a reduction

of capital

surplus. The

Corporation completed the

transaction on

July 12,

2022 and

received

1,582,922

additional shares

of common

stock and

recognized $
120

million in

treasury stock

with a

corresponding increase

in its
capital surplus. In

total the Corporation

repurchased a total

of
5,066,864

shares at an

average purchased price

of $
78.9443

under
the March ASR Agreement.
On

May

3,

2021,

the

Corporation

entered

into

a

$
350

million

ASR

transaction

with

respect

to

its

common

stock,

which

was
accounted for as a treasury stock transaction. As a result of the receipt of the initial
3,785,831

shares, the Corporation recognized in
stockholders’ equity approximately $
280

million in treasury stock

and $
70

million as a

reduction in capital surplus.

The Corporation
completed the

transaction on

September 9,

2021 and

received
828,965

additional shares

of

common stock

and

recognized $
61
million in treasury

stock with a

corresponding increase in

capital surplus. In

total, the Corporation

repurchased a total

of
4,614,796
shares at an average price of $
75.8430

under the ASR Agreement.
On January

30, 2020,

the Corporation

entered into

a $
500

million ASR

transaction with

respect to

its common

stock, which

was
accounted for as a treasury stock transaction. As a result of the receipt of the initial
7,055,919

shares, the Corporation recognized in
stockholders’ equity

approximately $
400

million in

treasury stock

and $
100

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
quarter

of

2020,

occurred during

the

second

quarter

of

2020.

The

Corporation completed

the

transaction on

May

27,

2020

and
received
4,763,216

additional

shares

of

common

stock

after

the

early

termination

date.

In

total

the

Corporation

repurchased
11,819,135

shares at an average price per share of

$
42.3043

under the ASR.
Statutory reserve
The

Banking

Act

of

the

Commonwealth of

Puerto

Rico

requires that
a minimum of 10% of BPPR’s net income

for

the

year

be
transferred to

a statutory

reserve account

until such

statutory reserve

equals the

total of

paid-in capital

on common

and preferred
stock. Any losses

incurred by a

bank must first

be charged to

retained earnings and then

to the reserve

fund. Amounts credited

to
the

reserve

fund

may

not

be

used

to

pay

dividends

without

the

prior

consent

of

the

Puerto

Rico

Commissioner

of

Financial
Institutions.

The

failure

to

maintain

sufficient

statutory

reserves

would

preclude

BPPR

from

paying

dividends.

BPPR’s

statutory
reserve fund

amounted to $
863

million at

December 31, 2022

(2021 - $
786

million; 2020 -

$
708

million). During

2022, $
77

million
was transferred to the statutory reserve account (2021 - $
78

million, 2020 - $
49

million). BPPR was in compliance with the statutory
reserve requirement in 2022, 2021 and 2020.

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
5
%, a

CET1 ratio of

at least
6.5
%, a Tier

1 risk-based capital

ratio of at

least
8
% and

a total risk-based

ratio of

at least
10
%.

Management

has

determined

that

at

December

31,

2022

and

2021,

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

August

26,

2020,

federal

banking

regulators

issued

a

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

2022,
the Corporation has $
38

million in PPP loans and
no

loans were pledged as collateral for PPPL

Facilities.
At December 31, 2022 and 2021, BPPR and

PB were well-capitalized under the regulatory

framework for prompt corrective action.

The following

tables present

the Corporation’s

risk-based capital

and leverage

ratios at

December 31,

2022 and

2021 under

the
Basel III regulatory guidance.

Actual

Capital adequacy minimum
requirement (including
conservation capital buffer) [1]
(Dollars in thousands)
Amount

Ratio Amount Ratio
2022
Total Capital (to Risk-Weighted

Assets):
Corporation $
6,285,648
18.26
% $
3,613,668
10.500
%
BPPR
4,541,915
18.34
2,599,872
10.500
PB
1,463,511
15.59
985,510
10.500
Common Equity Tier I Capital (to Risk-Weighted

Assets):
Corporation $
5,639,686
16.39
% $
2,409,112
7.000
%
BPPR
4,230,820
17.09
1,733,248
7.000
PB
1,395,272
14.87
657,007
7.000
Tier I Capital (to Risk-Weighted Assets):
Corporation $
5,661,829
16.45
% $
2,925,351
8.500
%
BPPR
4,230,820
17.09
2,104,658
8.500
PB
1,395,272
14.87
797,794
8.500
Tier I Capital (to Average Assets):
Corporation

$
5,661,829
8.06
% $
2,811,504
4
%

BPPR
4,230,820
7.10
2,383,478
4
PB
1,395,272
13.08
426,832
4
[1] The conservation capital buffer included for these

ratios is
2.5
%, except for the Tier I to Average

Asset ratio for which the buffer is not applicable
and therefore the capital adequacy minimum of
4
% is presented.

Actual

Capital adequacy minimum
requirement (including
conservation capital buffer)
(Dollars in thousands)
Amount

Ratio Amount Ratio
2021
Total Capital (to Risk-Weighted

Assets):
Corporation $
6,084,105
19.35
% $
3,301,329
10.500
%
BPPR
4,281,930
18.92
2,376,184
10.500
PB
1,361,911
16.78
852,032
10.500
Common Equity Tier I Capital (to Risk-Weighted

Assets):
Corporation $
5,476,031
17.42
% $
2,200,886
7.000
%
BPPR
3,998,102
17.67
1,584,123
7.000
PB
1,309,398
16.14
568,021
7.000
Tier I Capital (to Risk-Weighted Assets):
Corporation $
5,498,174
17.49
% $
2,672,504
8.500
%
BPPR
3,998,102
17.67
1,923,577
8.500
PB
1,309,398
16.14
689,740
8.500
Tier I Capital (to Average Assets):
Corporation

$
5,498,174
7.41
% $
2,969,535
4
%
BPPR
3,998,102
6.24
2,561,003
4
PB
1,309,398
13.44
389,736
4
The following table presents the minimum amounts

and ratios for the Corporation’s banks to be

categorized as well-capitalized.
2022 2021
(Dollars in thousands)
Amount

Ratio

Amount

Ratio
Total Capital (to Risk-Weighted

Assets):
BPPR $
2,476,068
10
% $
2,263,032
10
%
PB
938,581
10
811,459
10
Common Equity Tier I Capital (to Risk-Weighted

Assets):
BPPR $
1,609,444
6.5
% $
1,470,971
6.5
%
PB
610,078
6.5
527,448
6.5
Tier I Capital (to Risk-Weighted Assets):
BPPR $
1,980,855
8
% $
1,810,426
8
%
PB
750,865
8
649,167
8
Tier I Capital (to Average Assets):
BPPR $
2,979,348
5
% $
3,201,254
5
%
PB
533,540
5
487,171
5

Note 22 – Other comprehensive (loss) income

The

following

table

presents

changes

in

accumulated

other

comprehensive

(loss)

income

by

component

for

the

years

ended
December 31, 2022, 2021 and 2020.
Changes in Accumulated Other Comprehensive (Loss) Income

by Component [1]
Years ended December

31,
(In thousands) 2022 2021 2020
Foreign currency translation Beginning Balance $
(67,307)
$
(71,254)
$
(56,783)
Other comprehensive income (loss)

10,572
3,947
(14,471)
Net change
10,572
3,947
(14,471)
Ending balance $
(56,735)
$
(67,307)
$
(71,254)
Adjustment of pension and
postretirement benefit plans Beginning Balance $
(158,994)
$
(195,056)
$
(202,816)
Other comprehensive income (loss) before reclassifications
4,882
23,094
(5,645)
Amounts reclassified from accumulated other comprehensive loss for
amortization of net losses
9,777
12,968
13,405
Net change
14,659
36,062
7,760
Ending balance $
(144,335)
$
(158,994)
$
(195,056)
Unrealized net holding
(losses) gains on debt
securities Beginning Balance $
(96,120)
$
460,900
$
92,155
Other comprehensive (loss) income before reclassifications
(2,261,097)
(557,002)
368,780
Amounts reclassified from accumulated other comprehensive

(loss)
income for gains on securities
-
(18)
(35)
Amounts reclassified from accumulated other comprehensive

(loss)
income for amortization of net unrealized losses of debt securities transferred from available-for-sale to held-to-maturity
33,314
-
-
Net change
(2,227,783)
(557,020)
368,745
Ending balance $
(2,323,903)
$
(96,120)
$
460,900
Unrealized net gains (losses)
on cash flow hedges Beginning Balance $
(2,648)
$
(4,599)
$
(2,494)
Other comprehensive income (loss) before reclassifications
3,107
367
(6,400)
Amounts reclassified from accumulated other comprehensive income
(loss)
(414)
1,584
4,295
Net change
2,693
1,951
(2,105)
Ending balance $
45
$
(2,648)
$
(4,599)
Total

$
(2,524,928)
$
(325,069)
$
189,991
[1] All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the years ended December 31, 2022, 2021, and

2020.
Reclassifications Out of Accumulated Other Comprehensive

(Loss) Income
Affected Line Item in the

Years ended December

31,
(In thousands) Consolidated Statements of Operations 2022 2021 2020
Adjustment of pension and postretirement benefit plans
Amortization of net losses Other operating expenses $
(15,644)
$
(20,749)
$
(21,447)
Total before tax
(15,644)
(20,749)
(21,447)
Income tax benefit
5,867
7,781
8,042
Total net of tax $
(9,777)
$
(12,968)
$
(13,405)
Unrealized net holding (losses) gains on debt securities
Realized gain on sale of debt securities Net gain (loss) on sale of debt securities $
-
$
23
$
41
Amortization of unrealized net losses of debt
securities transferred to held-to-maturity
Investment securities [1]
(41,642)
-
-
Total before tax
(41,642)
23
41
Income tax benefit (expense)
8,328
(5)
(6)
Total net of tax $
(33,314)
$
18
$
35
Unrealized net gains (losses) losses on cash flow
hedges
Forward contracts Mortgage banking activities $
1,458
$
(704)
$
(5,559)
Interest rate swaps Other operating income
(498)
(1,143)
(820)
Total before tax
960
(1,847)
(6,379)
Income tax (expense) benefit
(546)
263
2,084
Total net of tax $
414
$
(1,584)
$
(4,295)
Total reclassification

adjustments, net of tax
$
(42,677)
$
(14,534)
$
(17,665)
[1]

In October 2022, the Corporation transferred U.S. Treasury

securities with a fair value of $
6.5

billion (par value of $
7.4

billion) from its available-for-
sale portfolio to its held-to-maturity portfolio. Refer to Note 7 to the Consolidated Financial Statements for additional

information.

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

or performance

obligation to

the third

party under

the terms

of the

contract, then,

upon their

request, the

Corporation
would be obligated to make the payment to the guaranteed party. At December 31, 2022, the Corporation recorded a liability of $
0.3
million (December

31, 2021

- $
0.2

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

December 31, 2022

and 2021, shown

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
At

December

31,

2022,

the

Corporation

serviced

$
0.6

billion

(December

31,

2021

-

$
0.7

billion)

in

residential

mortgage

loans
subject to

credit recourse

provisions, principally loans

associated with

FNMA and

FHLMC residential

mortgage loan

securitization
programs. In the event

of any customer default, pursuant to

the credit recourse provided, the

Corporation is required to repurchase
the

loan

or

reimburse

the

third

party

investor

for

the

incurred

loss.

The

maximum

potential

amount of

future

payments

that

the
Corporation

would

be

required

to

make

under

the

recourse

arrangements

in

the

event

of

nonperformance

by

the

borrowers

is
equivalent

to

the

total

outstanding

balance

of

the

residential

mortgage

loans

serviced

with

recourse

and

interest,

if

applicable.
During 2022,

the Corporation

repurchased approximately

$
7

million of

unpaid principal

balance in

mortgage loans

subject to

the
credit recourse

provisions (2021

- $
19

million). In

the event

of nonperformance

by the

borrower, the

Corporation has

rights to

the
underlying

collateral

securing

the

mortgage

loan.

The

Corporation

suffers

losses

on

these

loans

when

the

proceeds

from

a
foreclosure sale

of the

property underlying

a defaulted

mortgage loan

are less

than the

outstanding principal

balance of

the loan
plus any

uncollected interest

advanced and

the costs

of holding

and disposing

the related

property.

At

December 31,

2022, the
Corporation’s liability

established to cover

the estimated credit

loss exposure

related to loans

sold or serviced

with credit

recourse
amounted to

$
7

million (December

31, 2021

- $
12

million).
The following

table shows

the changes

in the

Corporation’s liability

of
estimated losses from

these credit recourses agreements,

included in the

consolidated statements of financial

condition during the
years ended December 31, 2022 and 2021.

Years ended December

31,
(In thousands) 2022 2021
Balance as of beginning of period $
11,800
$
22,484
Provision (benefit) for recourse liability
(1,715)
(2,948)
Net charge-offs
(3,188)
(7,736)
Balance as of end of period $
6,897
$
11,800

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

year

ended

December

31,

2022,

the

Corporation

purchased

$
1

million

under

representation

and

warranty
arrangements.

There

were
no

repurchases

under

BPPR’s

representation

and

warranty

arrangements

during

the

year

ended
December 31, 2021.

A substantial amount

of these loans

reinstate to performing

status or

have mortgage insurance,

and thus the
ultimate losses on the loans are not deemed

significant.
From

time

to

time, the

Corporation sells

loans and

agrees to

indemnify the

purchaser for

credit

losses

or

any

breach

of

certain
representations and

warranties made

in connection

with the

sale. At

December 31,

2022, the

Corporation’s liability

for estimated
losses associated with indemnifications and representations and warranties related to loans sold by BPPR amounted to $
0.6

million
(December 31, 2021 - $
0.8

million).

Servicing agreements

relating to

the mortgage-backed

securities

programs of

FNMA and

GNMA, and

to

mortgage loans

sold

or
serviced to

certain other

investors, including

FHLMC, require

the Corporation

to

advance funds

to make

scheduled payments

of
principal, interest, taxes

and insurance,

if such

payments have not

been received

from the

borrowers. At

December 31,

2022, the
Corporation serviced

$
11.1

billion in

mortgage loans

for third-parties,

including the

loans serviced

with credit

recourse (December
31, 2021

- $
12.1

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

$
42

million

(December 31,

2021

- $
54

million).

To

the extent

the mortgage

loans underlying

the
Corporation’s servicing portfolio experience increased delinquencies, the

Corporation would be required to dedicate

additional cash
resources

to

comply

with

its

obligation to

advance

funds

as

well as

incur

additional

administrative costs

related

to

increases

in
collection efforts.

Popular,

Inc. Holding

Company (“PIHC”) fully

and unconditionally guarantees

certain borrowing

obligations issued by

certain of

its
100
% owned consolidated subsidiaries amounting to

$
94

million at both December 31,

2022 and December 31, 2021, respectively.
In addition, at both December 31, 2022 and December 31, 2021, PIHC fully and unconditionally guaranteed on a subordinated basis
$
193

million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable

guarantee

agreement.

Refer

to

Note

18

to

the

consolidated

financial

statements

for

further

information

on

the

trust
preferred securities.

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
Financial instruments with

off-balance sheet credit

risk, whose contract

amounts represent potential credit

risk as of

the end of

the
periods presented were as follows:
(In thousands) December 31, 2022 December 31, 2021
Commitments to extend credit:
Credit card lines $
5,853,990
$
5,382,089
Commercial and construction lines of credit
4,425,825
3,830,601
Other consumer unused credit commitments

250,271
250,229
Commercial letters of credit
3,351
3,260
Standby letters of credit
27,868
27,848
Commitments to originate or fund mortgage loans
45,170
95,372
At

December

31,

2022

and

December

31,

2021,

the

Corporation

maintained

a

reserve

of

approximately

$
8.8

million

and

$
7.9
million, respectively, for potential losses associated with unfunded loan commitments related to commercial and construction lines of
credit.
Other commitments
At December 31,

2022, and December

31, 2021, the

Corporation also maintained

other non-credit commitments

for approximately
$
4.8

million and $
1.0

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

to the Consolidated
Financial Statements.

Puerto

Rico

has

faced

significant

fiscal

and

economic

challenges

for

over

a

decade.

In

response

to

such

challenges,

the

U.S.
Congress enacted the

Puerto Rico Oversight

Management and Economic Stability

Act (“PROMESA”) in

2016, which, among

other
things,

established

the

Oversight

Board

and

a

framework

for

the

restructuring

of

the

debts

of

the

Commonwealth,

its
instrumentalities and

municipalities.

The

Commonwealth and

several

of

its

instrumentalities have

commenced

debt

restructuring
proceedings under

PROMESA. As

of the

date of

this report,

while municipalities

have been

designated as

covered entities

under
PROMESA,

no

municipality

has

commenced,

or

has

been

authorized

by

the

Oversight

Board

to

commence,

any

such

debt
restructuring proceeding under PROMESA.
At December 31, 2022, the Corporation’s direct exposure to the

Puerto Rico government and its instrumentalities and municipalities totaled $
374

million, of which

$
327

million were outstanding

($
367

million and $
349

million at December

31, 2021). Of

the amount
outstanding,

$
302

million

consists

of

loans

and

$
25

million

are

securities

($
319

million

and

$
30

million

at

December 31,

2021).
Substantially all

of the

amount outstanding

at December

31, 2022

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

2022,
73
%

of

the

Corporation’s

exposure

to

municipal

loans

and
securities was concentrated in the municipalities of

San Juan, Guaynabo, Carolina and Bayamón.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government
according to their maturities as of December 31, 2022:
(In thousands)
Investment
Portfolio Loans Total Outstanding Total Exposure
Central Government
After 1 to 5 years
$
12
$
-
$
12
$
12
After 5 to 10 years
1
-
1
1
After 10 years
29
-
29
29
Total Central

Government
42
-
42
42
Municipalities
Within 1 year
4,530
20,243
24,773
42,962
After 1 to 5 years
19,105
101,009
120,114
149,114
After 5 to 10 years
1,025
131,202
132,227
132,227
After 10 years
-
49,831
49,831
49,831
Total Municipalities
24,660
302,285
326,945
374,134
Total Direct Government

Exposure
$
24,702
$
302,285
$
326,987
$
374,176
In

addition,

at

December

31,

2022,

the

Corporation

had

$
251

million

in

loans

insured

or

securities

issued

by

Puerto

Rico
governmental entities

but for

which the

principal source

of repayment

is non-governmental

($
275

million at

December 31,

2021).
These

included

$
209

million

in

residential

mortgage

loans

insured

by

the

Puerto

Rico

Housing

Finance

Authority

(“HFA”),

a
governmental instrumentality that

has been

designated as a

covered entity under

PROMESA (December 31,

2021 -

$
232

million).
These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in
the event

of a

borrower default

and upon

the satisfaction

of certain

other conditions.

The Corporation

also had

at December

31,
2022, $
42

million in bonds

issued by HFA

which are secured by

second mortgage loans on

Puerto Rico residential properties,

and
for which HFA

also provides insurance to

cover losses in

the event of

a borrower default

and upon the

satisfaction of certain

other
conditions (December

31, 2021

- $
43

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

In

addition, $
1.6

billion of

residential mortgages,

$
38

million of

Small Business

Administration (“SBA”)

loans under

the Paycheck
Protection Program (“PPP”) and

$
72

million commercial loans were

insured or guaranteed

by the U.S.

Government or its agencies
at December 31, 2022 (compared to $
1.6

billion, $
353

million and $
67

million, respectively, at December 31, 2021). The Corporation also had U.S. Treasury and obligations from the U.S. Government,

its agencies or government sponsored entities

within the portfolio
of available-for-sale and held-to-maturity securities as described in Note 6 and 7 to the Consolidated

Financial Statements.
At December 31,

2022, the Corporation has

operations in the United

States Virgin Islands

(the “USVI”) and

has approximately $
28
million

in

direct

exposure

to

USVI

government

entities

(December

31,

2021

-

$
70

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

$
214

million

comprised

of

various

retail

and

commercial

clients,

compared

to

a

loan

portfolio

of

$
221

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

In certain

cases, exposure

to loss

exists in

excess of

the accrual

to the

extent such

loss is

reasonably possible, but

not probable.
Management believes and

estimates that the

range of reasonably

possible losses (with

respect to those

matters where such

limits
may be determined, in excess of amounts accrued)

for current Legal Proceedings ranged from $
0

to approximately $
20.6

million as
of

December

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

Defendants”) were

named defendants

in a

class action

complaint
captioned Pérez

Díaz v.

Popular, Inc.,

et al,

filed before

the Court

of First

Instance, Arecibo

Part. The

complaint originally

sought
damages and preliminary and

permanent injunctive relief on behalf

of the class

against the Popular Defendants, as

well as Antilles
Insurance Company and MAPFRE-PRAICO Insurance Company (the “Defendant

Insurance Companies”). Plaintiffs alleged that the
Popular

Defendants

were

unjustly

enriched

by

failing

to

reimburse

them

for

commissions

paid

by

the

Defendant

Insurance
Companies

to

the

insurance

agent

and/or

mortgagee for

policy years

when

no

claims

were

filed

against

their

hazard

insurance
policies. They demanded

the reimbursement to

the purported “class”

of an

estimated $
400

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

denied and

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

In April

2019, the Court

amended the class

definition to limit

it to

individual homeowners whose

residential units were

subject to

a
mortgage from BPPR

who, in turn,

obtained risk insurance

policies with Antilles

Insurance or MAPFRE

Insurance through Popular
Insurance, LLC

from 2002

to 2015,

and who

did not

make insurance

claims against

said policies

during their

effective term.

The
Court approved in September 2020 the notice

to the class, which was never published.
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
Puerto Rico Supreme Court seeking review of the

Court of Appeals judgment.
Popular Insurance

filed its

opposition brief

to Plaintiff’s

certiorari petition

on October

24, 2022.

On December

4, 2022,

the Puerto
Rico

Supreme

Court

issued

an

order denying

the

certiorari

petition.

The

judgment

ordering the

dismissal of

the

complaint

in

its
entirety became final and unappealable on December

19, 2022. This matter is now closed.
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
on

the

same

“item” and

(b)

charging

both

NSF

Fees

and

OD

Fees

on

the

same

“item”

but

included

allegations

with

respect

to
“checks” in addition to ACH payments.

During a

mediation hearing

held in

April 2022,

the parties

in both

the Soto

Melendez and

Orama-Caraballo complaints

reached a
settlement in principle on a

class-wide basis subject to final court

approval. The parties filed before the

Court a notice of settlement
and a

request to

stay the

proceedings in

both cases

and, on

August 15,

2022, the

parties submitted

the class

action settlement
agreement for the Court's preliminary

approval.

On November 23, 2022, the

court issued an order

granting preliminary approval of
the settlement agreement and scheduled the

final approval hearing for March 14, 2023.
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
final

court

approval.

On

October

19,

2022,

the

parties

filed

before

the

Court

a

notice

of

settlement

and

a

request

to

stay

the
proceedings while

Plaintiffs submit

a motion

for the

preliminary approval of

the class

action settlement. On

January 19,

2023, the
parties filed the motion for preliminary approval of

the settlement agreement, which is pending resolution.
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
September 8, 2022. Plaintiff opposed to such motion on

October 13, 2022, and PB filed its reply on

November 3, 2022.

On December

9, 2022, the

Court issued a

Decision and Order

denying Popular’s Motion

to Compel Arbitration.

On December

20,
2022, Popular Bank filed

a Notice of Appeal

with the United States

Court of Appeals for

the Second Circuit.

On January 31, 2022,
the

Court

of

Appeals

issued

a

briefing

schedule

granting Popular

Bank

until

April

6,

2023

to

file

its

appeal

brief.

The

Court

of
Appeals also scheduled a “CAMP” mediation conference, which was held on February 21, 2023. No settlement was reached during
the mediation.
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

process
on May 27, 2022

and, on August 1, 2022,

filed a Motion to

Dismiss. On August 15,

2022, Plaintiff filed her

opposition to the Motion
to Dismiss

and, on

September 14,

2022, BPPR

filed a

reply in

support of

its Motion

to Dismiss.

BPPR’s Motion

to Dismiss

is fully
briefed and pending resolution.
POPULAR BANK
Employment-Related Litigation
In

July 2019,

PB

was served

in a

putative class

complaint in

which it

was named

as a

defendant along

with five

(
5
) current

PB
employees (collectively,

the “AB

Defendants”),

captioned Aileen

Betances, et

al. v.

Popular Bank,

et al.,

filed before

the Supreme
Court of the State of New York (the “AB Action”). The complaint, filed by five (
5
) current and former PB employees, seeks to recover
damages

for

the

AB

Defendants'

alleged

violation

of

local

and

state

sexual

harassment,

discrimination

and

retaliation

laws.
Additionally,

in July

2019, PB

was served

in a

putative class

complaint in

which it

was named

as a

defendant along

with six

(
6
)
current PB

employees (collectively,

the “DR

Defendants”), captioned Damian

Reyes, et

al. v.

Popular Bank,

et al.,

filed before the
Supreme Court

of the

State of

New York

(the “DR

Action”). The

DR Action,

filed by

three (
3
) current

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
$
100

million in

damages each. In

October 2019,

PB and

the other

defendants filed several

Motions to

Dismiss. Plaintiffs

opposed
the motions

in December

2019 and

PB and

the other

defendants replied

in January

2020. In

July 2020,

a hearing

to discuss

the
motions

to

dismiss filed

by

PB

in

both

actions

was

held, at

which

the

Court

dismissed one

of

the causes

of

action

included

by
plaintiffs in the AB Action.

In

June

2021,

the

Court

in the

AB

Action

entered a

judgment dismissing

all

claims

except those

regarding the

principal

plaintiff
Aileen Betances against PB for retaliation, and Betances’ claim against three (
3
) other AB Defendants for aiding/abetting the alleged
retaliation. Also, in July

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

2022. However,

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
In

December 2022,

after reaching

a settlement

agreement with

the principal

plaintiff in

the AB

Action, the

parties in

both the

AB
Action and the DR Action executed settlement agreements that disposed of both actions.

On December 22, 2022, the parties filed a
Stipulation of Dismissal with Prejudice with the

court in both actions. These matters are now closed.
POPULAR SECURITIES
Puerto Rico Bonds and Closed-End Investment

Funds
The volatility

in prices

and declines

in value

that Puerto

Rico municipal

bonds and

closed-end investment

companies that

invest
primarily in

Puerto Rico

municipal bonds experienced

following August

2013 have

led to

regulatory inquiries, customer

complaints
and

arbitrations

for

most

broker-dealers

in

Puerto

Rico,

including

Popular

Securities.

Popular

Securities

has

received

customer
complaints

and,

as

of

December 31,

2022,

was named

as

a

respondent (among

other

broker-dealers) in
13

pending arbitration
proceedings with

initial claimed

amounts of

approximately $
13.4

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
Securities concerning Puerto Rico bonds and closed-end investment companies that invest primarily in Puerto

Rico bonds. Adverse
results

in

the

arbitration

proceedings

described

above,

or

a

significant

increase

in

customer

complaints,

could

have

a

material
adverse effect on Popular.
In October 2021, a panel in an arbitration proceeding with claimed damages arising from trading losses of approximately $
30

million
ordered

Popular

Securities to

pay

claimants

approximately $
6.9

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

lines
to the Plaintiffs on

the conditions that they transfer

their portfolios to Popular

Securities to be used

as pledged collateral and

obtain
additional investment

services and

products solely

from Popular

Securities, not

from any

of its

competitors. Plaintiffs

also invoke
federal

court’s

supplemental jurisdiction

to

allege

several

state

law claims

against

the Popular

Defendants, including

contractual
fault, fault in causing losses in value of the pledge collateral, breach of contract, request for specific compliance thereof, fault in pre-
contractual negotiations, emotional distress, and punitive damages. In January 2022, Plaintiffs filed an Amended Complaint, and the
Popular Defendants were served with summons on that same date. Plaintiffs demand no less than $
390

million in damages, plus an
award for costs and attorney's fees. The

Popular Defendants filed a Motion to Dismiss

on March 21, 2022, which Plaintiffs

opposed
on June 10, 2022. Popular

filed its reply in support

of the Motion to Dismiss

on June 30, 2022, and

Plaintiffs sur-replied on July 27,
2022.

On

February 9,

2023, the

Popular Defendants

executed a

global

settlement agreement

with Plaintiffs

resolving all

controversies
between

the

parties,

including

those

arising

from

the

aforementioned

case.

After

the

parties

filed

a

stipulation

of

dismissal,

on
February 15, 2023, the United States District Court for the District of Puerto Rico issued an order dismissing the case with prejudice
and stating that a judgment shall be entered accordingly.

This matter is now closed.
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

significant at December

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

2022

and

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

The following

table presents

the carrying

amount and

classification of

the assets

related to

the Corporation’s

variable interests

in
non-consolidated VIEs

and the

maximum exposure

to loss

as a

result of

the Corporation’s

involvement as

servicer of

GNMA and
FNMA loans at December 31, 2022 and 2021.

(In thousands) December 31, 2022 December 31, 2021
Assets
Servicing assets:
Mortgage servicing rights $
99,614
$
94,464
Total servicing

assets

$
99,614
$
94,464
Other assets:
Servicing advances $
6,157
$
7,968
Total other assets $
6,157
$
7,968
Total assets $
105,771
$
102,432
Maximum exposure to loss $
105,771
$
102,432
The size of

the non-consolidated VIEs,

in which the

Corporation has a

variable interest in

the form

of servicing fees,

measured as
the total unpaid principal balance of the loans,

amounted to $
7.7

billion at December 31, 2022 (December

31, 2021 - $
8.3

billion).
The Corporation

determined that

the maximum

exposure to

loss includes

the fair

value of

the MSRs

and the

assumption that

the
servicing advances

at December 31,

2022 and

2021 will

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

2022.

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

31, 2022, inclusion

of the

credit risk

in the

fair value

of the

derivatives resulted in

a loss

of $
0.5

million from the
Corporation’s credit standing adjustment.

During the years ended December 31,

2021 and 2020, the Corporation recognized a

loss
of $
0.3

million and a gain of $
0.7

million, respectively, from the Corporation’s credit standing adjustment.
The Corporation’s derivatives are subject to agreements which allow a right of set-off with each respective counterparty.

In an event
of default, each party has a right of set-off

against the other party for amounts owed in the related agreement and any other amount or obligation owed in respect of any

other agreement or transaction between them.
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

collateral.

Financial

instruments

designated as

cash

flow

hedges

or

non-hedging derivatives

outstanding at

December 31,

2022

and

2021
were as follows:

Notional amount Derivative assets
Derivative liabilities

Statement of Fair value at Statement of Fair value at
At December 31, condition December 31, condition December 31,
(In thousands) 2022 2021 classification 2022 2021 classification 2022 2021
Derivatives designated as

hedging instruments:
Forward contracts $
15,100
$
87,900
Other assets
$
93
$
18
Other liabilities

$
22
$
125
Total derivatives designated

as hedging instruments
$
15,100
$
87,900
$
93
$
18
$
22
$
125
Derivatives not designated

as hedging instruments:
Interest rate caps $
150,000
$
27,866
Other assets $
1,045
$
-
Other liabilities $
1,045
$
-
Indexed options on deposits

85,414
79,114
Other assets
18,091
26,075
- - -
Bifurcated embedded options
78,972
72,352
- - -
Interest
bearing
deposits
15,933
22,753
Total derivatives not

designated as

hedging instruments
$
314,386
$
179,332
$
19,136
$
26,075
$
16,978
$
22,753
Total derivative assets

and liabilities

$
329,486
$
267,232
$
19,229
$
26,093
$
17,000
$
22,878
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
72

days at December 31, 2022.

For cash flow hedges,

net gains (losses) on

derivative contracts that are

reclassified from accumulated other comprehensive

(loss)
income to current period

earnings are included in the

line item in which the

hedged item is recorded and

during the period in

which
the forecasted transaction impacts earnings, as

presented in the tables below.
Year ended December

31, 2022
(In thousands)
Amount of net gain (loss)
recognized in OCI on
derivatives (effective
portion)
Classification in the statement of
operations of the net gain (loss)
reclassified from AOCI into income
(effective portion and ineffective
portion)
Amount of net gain
(loss) reclassified from
AOCI into income
(effective portion)
Amount of net gain
(loss) recognized in
income on derivatives
(ineffective portion)
Forward contracts $
1,636
Mortgage banking activities
$
1,458
$
-
Total $
1,636
$
1,458
$
-

Year ended December

31, 2021
(In thousands)
Amount of net gain (loss)
recognized in OCI on
derivatives (effective
portion)
Classification in the statement of
operations of the net gain (loss)
reclassified from AOCI into income
(effective portion and ineffective
portion)
Amount of net gain
(loss) reclassified from
AOCI into income
(effective portion)
Amount of net gain
(loss) recognized in
income on derivatives
(ineffective portion)
Forward contracts $
456
Mortgage banking activities
$
(704)
$
-
Total $
456
$
(704)
$
-
Year ended December

31, 2020
(In thousands)
Amount of net gain (loss)
recognized in OCI on
derivatives (effective
portion)
Classification in the statement of
operations of the net gain (loss)
reclassified from AOCI into income
(effective portion and ineffective
portion)
Amount of net gain
(loss) reclassified from
AOCI into income
(effective portion)
Amount of net gain
(loss) recognized in
income on derivatives
(ineffective portion)
Forward contracts $
(6,594)
Mortgage banking activities
$
(5,559)
$
-
Total $
(6,594)
$
(5,559)
$
-
Fair Value Hedges
At December 31, 2022 and 2021, there were
no

derivatives designated as fair value hedges.
Non-Hedging Activities
For the year ended December 31, 2022, the

Corporation recognized a gain of $
7.7

million (2021 –gain of $
2.3

million; 2020 – loss
of $
3.0

million) related to its non-hedging derivatives, as

detailed in the table below.
Amount of Net Gain (Loss) Recognized in Income on Derivatives
Year ended

Year ended

Year ended

Classification of Net Gain (Loss) December 31, December 31, December 31,
(In thousands) Recognized in Income on Derivatives 2022 2021 2020
Forward contracts Mortgage banking activities $
8,094
$
2,027
$
(5,027)
Indexed options on deposits Interest expense
(5,290)
6,824
5,462
Bifurcated embedded options

Interest expense
4,942
(6,538)
(3,417)
Total

$
7,746
$
2,313
$
(2,982)
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
Balance at December 31, 2020 $
124,891
New loans
3,182
Payments
(28,208)
Other changes, including existing loans to new related parties
2,714
Balance at December 31, 2021 $
102,579
New loans
11,090
Payments
(15,402)
Other changes, including existing loans to new related parties
27,070
Balance at December 31, 2022 $
125,337
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
discussed

below,

the extensions

of

credit

have not

involved and

do not

currently

involve more

than normal

risks of

collection

or
present other unfavorable features.

In 2010,

as part

of the

Westernbank FDIC

assisted transaction,

BPPR acquired

five commercial

loans made

to entities

that were
wholly

owned

by

one

brother-in-law

of

a

director

of

the

Corporation.

The

loans

were

secured

by

real

estate

and

personally
guaranteed

by

the

director’s

brother-in-law.

The

loans

were

originated

by

Westernbank

between

2001

and

2005

and

had

an
aggregate outstanding principal

balance of approximately

$
33.5

million when they

were acquired by BPPR

in 2010. Between

2011
and 2014,

the loans

were restructured to

consist of

(i)
five

notes with

an aggregate

outstanding principal

balance of

$
19.8

million
with

a
6
%

annual interest

rate

(“Notes A”)

and

(ii)
five

notes

with

an

aggregate outstanding

balance

of

$
13.5

million

with a
1
%
annual interest

rate, to

be paid

upon maturity

(“Notes B”).

The restructured

notes had

an original

maturity of

September 30,

2016
and, thereafter, various

interim renewals were approved to allow

for the re-negotiation of a

longer-term extension. The last of these
interim

renewals,

among

other

things,

extended the

maturity

date until

April

2022,

decreased

the

interest

rate

applicable

to

the
Notes A

to
4.25
% and

maintained the

Notes B at

an interest

rate of
1
%. In

March and July

2022, the Audit

Committee authorized
two

separate

90-day interim

maturity extensions

to

provide additional

time

for

the Bank

to

analyze and

negotiate the

terms

and
conditions

for

a

longer-term

renewal

of

the

credit

facilities.

In

November

2022,

BPPR

and

related

parties

of

the

Corporation’s
director entered into a three-year extension of

the loans, until November 2025, which, among

other things: (i) increased the interest
rate applicable to Notes A to
5.25
% and maintained the Notes B

at an interest rate of
1
% and (ii) established a

principal repayment
schedule for

Notes A,

including a $
0.7

million mandatory prepayment.

The three-year extension

of the

loans was

approved by the
Audit Committee in accordance with the Related Party

Policy. The aggregate outstanding

balance on the loans as of December

31,
2022 was approximately $
29.3

million, of which approximately $
15.8

million corresponded to Notes A

and $
13.5

million to Notes B.
During 2022, the borrower paid approximately $
1.4

million and $
0.7

million in principal and interest, respectively.

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

entity that holds

an ownership interest

in the borrower.

At the time

the loan was

acquired by BPPR, it

had an unpaid
principal balance of $
40.2

million. In May 2017, this loan

was sold by BPPR to Popular,

Inc., holding company (“PIHC”). At the time
of sale, the loan had an unpaid principal balance of $
37.9

million. PIHC paid $
37.9

million to BPPR for the loan, of which $
6.0

million
was recognized by BPPR as a capital contribution representing the difference between the fair value and the book value of the

loan
at the

time of

transfer.

Immediately upon

being acquired

by PIHC,

the loan’s

maturity was

extended by

90 days

(under the

same
terms as

originally contracted) to

provide the PIHC

additional time to

evaluate a refinancing

or long-term extension

of the loan.

In
August 2017, the credit

facility was refinanced with

a stated maturity in

February 2019.

During 2017, the facility

was subject to the

loan payment moratorium offered as part of the hurricane relief efforts. As such,

interest payments amounting to approximately $
0.5
million

were

deferred

and

capitalized

as

part

of

the

loan

balance.

In

February

2019,

the

Audit

Committee

approved,

under

the
Related Party Policy, a
36
-month renewal of the loan at an interest rate of
5.75
% and a
30
-year amortization schedule. In December
2021, the Corporation refinanced the then-current $
36.0

million principal balance of the loan

at an interest rate of
4.50
%, a maturity
date of December

2026 and a
20
-year amortization schedule. Payments

of principal and

interest of approximately

$
1.2

million and
$
1.5

million,

respectively,

were

made

during

2022.

As

of

December

31,

2022,

the

outstanding

balance

of

the

loan

was
approximately $
33.6

million. The borrower is current on its payments.

At December 31,

2022, the Corporation’s

banking subsidiaries held deposits

from related parties

amounting to approximately $
628
million (2020 - $
700

million).

From

time

to

time,

the

Corporation,

in

the

ordinary

course

of

business,

obtains

services

from

related

parties

that

have

some
association with the

Corporation. Management believes the

terms of such

arrangements are consistent with

arrangements entered
into with independent third parties.

For

the

year

ended

December

31,

2022,

the

Corporation made

contributions

of

approximately

$
4.8

million

to

Fundación

Banco
Popular and

Popular Bank

Foundation, which

are not-for-profit

corporations dedicated

to philanthropic

work (2021

- $
4.5

million).
The Corporation also provided

human and operational resources to

support the activities of

the Fundación Banco Popular

which in
2022 amounted to approximately $
1.5

million (2021- $
1.3

million).

Related party transactions with Evertec,

as an affiliate
Until August 15, 2022, the Corporation had an investment in Evertec, which provides various processing and information technology services to the Corporation

and its subsidiaries and gave

BPPR access to the

ATH network

owned and operated by Evertec.

As of
December

31,

2021,

the

Corporation

held
11,654,803

shares

of

Evertec,

representing

an

ownership

stake

of
16.19
%.

This
investment was

accounted for

under the

equity method.

The Corporation

recorded $
1.5

million in

dividends from

its investment

in
Evertec during the year ended December 31, 2022

(December 31, 2021 - $
2.3

million).
As discussed

in Note

4, Business

combination, on

July 1,

2022, BPPR

completed its

previously announced

acquisition of

certain
assets from Evertec

Group to service certain

BPPR channels. In connection

with the Business Acquisition

Transaction, BPPR also
entered

into

amended

and

restated

service

agreements

with

Evertec

Group

pursuant

to

which

Evertec

Group

will

continue

to
provide various information technology

and transaction processing services

to Popular,

BPPR and their

respective subsidiaries. As
part

of

the

transaction,

BPPR

and

Evertec

entered

into

a

revenue

sharing

structure

for

BPPR

in

connection

with

its

merchant
acquiring relationship

with Evertec.

As consideration

for the

Business Acquisition

Transaction,

BPPR delivered

to Evertec

Group
4,589,169

shares of Evertec common stock valued at

closing at $
169.2

million (based on Evertec’s stock price

on June 30, 2022 of
$
36.88
). As a result of the exchange of shares, the

Corporation recognized a pre-tax gain of $
119.9

million.
Additionally, on August 15, 2022, the Corporation completed the sale of its remaining
7,065,634

shares of common stock of Evertec,
Inc..

Following

the

Evertec

Stock

Sale,

Popular

no

longer

owns

any

Evertec

common

stock.

As

a

result,

the

Corporation
discontinued accounting for its

proportionate share of Evertec’s

income (loss) and changes in

stockholder’s equity under the equity
method of

accounting in the

third quarter of

2022. The Corporation

recognized a pre-tax

gain on the

Evertec Stock Sale

of $
137.8
million, including related accounting adjustments.
The following

table presents

the Corporation’s

proportionate share

of Evertec’s

income (loss)

and changes

in stockholders’

equity
for the years ended December 31, 2022 and 2021,

including

the effects of the gains recognized related to the Evertec

Transactions.

Years ended December

31,
(In thousands) 2022 2021 2020
Share of Evertec income and Gain from the Evertec
Transactions and related accounting adjustments

[1]
$
269,539
$
26,096
$
16,936
Share of other changes in Evertec's stockholders' equity
3,168
53
865
Share of Evertec's changes in equity recognized in income

and
Gain from the Evertec Transaction and

related accounting
adjustments

$
272,707
$
26,149
$
17,801
[1]

The

Gain

from

the

Evertec

Transactions

and

related

accounting

adjustments

are

reflected

within

other

operating

income

in

the

accompanying
consolidated

financial

statements.

As

discussed

in

Note

4,

the

Corporation

recognized

an

additional

$
17.3

million

as

an

operating

expense

in
connection with the Business Acquisition Transaction.

The following tables present the

impact of transactions and service payments

between the Corporation and Evertec (as

an affiliate)
and

their

impact

on

the

results

of

operations

for

the

years

ended

December

31,

2022,

2021

and

2020.

Items

that

represent
expenses to the Corporation are presented with

parenthesis.
Years ended December

31,
(In thousands) 2022 [1] 2021 2020 Category
Interest expense on deposits $
(267)
$
(388)
$
(315)
Interest expense
ATH and credit cards interchange

income from services to Evertec
13,955
27,384
22,406
Other service fees
Rental income charged to Evertec
3,258
6,593
7,305
Net occupancy
Fees on services provided by Evertec
(128,681)
(245,945)
(223,069)
Professional fees
Other services provided to Evertec
420
740
1,002
Other operating expenses
Total $
(111,315)
$
(211,616)
$
(192,671)
[1] Includes activity through June 30, 2022.
The Corporation continues to obtain programming, processing, and other technology services from Evertec under the amended and restated Master

Service Agreement (“MSA”).

For the

year ended

December 31,

2022

the Corporation incurred

expenses of

$
242
million

in connection

with these

services. In

addition, the

Corporation received

$
6.7

million from

Evertec, related

to

its merchant
acquiring relationship. Under the terms of the MSA, Evertec will be entitled to receive monthly payments from the Corporation to the extent that Evertec’s revenues, covered under the MSA, fall

below certain agreed annualized minimum amounts.
Centro Financiero BHD León
At December 31, 2022, the Corporation had a
15.84
% equity interest in Centro Financiero BHD León, S.A. (“BHD León”), one of the
largest

banking

and

financial

services

groups

in

the

Dominican

Republic.

During

the

year

ended

December

31,

2022,

the
Corporation recorded $
31.2

million in earnings

from its investment

in BHD León

(December 31, 2021

- $
27.7

million), which had

a
carrying amount

of $
199.8

million at

December 31,

2022 (December

31, 2021

- $
180.3

million). The

Corporation received

$
16.0
million in dividends distributions during the

year ended December 31, 2022

from its investment in BHD

León (December 31, 2021 -
$
4.3

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

December

31,

2022

administrative

fees

charged

to

these

investment

companies

amounted

to

$
2.5

million
(December 31, 2021 -
4.1

million) and waived fees amounted to $
0.9

million (December 31, 2021 - $
1.5

million), for a net fee of $
1.6
million (December 31, 2021 - $
2.6

million).

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
● Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at

the measurement date.

Valuation

on these

instruments does not

necessitate a

significant degree of

judgment
since valuations are based on quoted prices that

are readily available in an active market.
● Level 2
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
●
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
Fair Value on a Recurring and Nonrecurring Basis
The following fair value hierarchy tables

present information about the Corporation’s assets

and liabilities measured at fair value

on
a recurring basis at December 31, 2022 and

2021:

At December 31, 2022
(In thousands) Level 1 Level 2 Level 3 Measured at NAV Total
RECURRING FAIR VALUE

MEASUREMENTS
Assets

Debt securities available-for-sale:
U.S. Treasury securities $
1,908,589
$
9,272,359
$
-
$
-
$
11,180,948
Collateralized mortgage obligations - federal
agencies
-
165,196
-
-
165,196
Mortgage-backed securities
-
6,456,459
711
-
6,457,170
Other
-
60
1,000
-
1,060
Total debt securities

available-for-sale
$
1,908,589
$
15,894,074
$
1,711
$
-
$
17,804,374
Trading account debt securities, excluding
derivatives:
U.S. Treasury securities $
13,069
$
-
$
-
$
-
$
13,069
Obligations of Puerto Rico, States and political
subdivisions
-
64
-
-
64
Collateralized mortgage obligations
-
47
113
-
160
Mortgage-backed securities
-
14,008
215
-
14,223
Other
-
-
207
-
207
Total trading account

debt securities, excluding
derivatives $
13,069
$
14,119
$
535
$
-
$
27,723
Equity securities $
-
$
29,302
$
-
$
330
$
29,632
Mortgage servicing rights
-
-
128,350
-
128,350
Derivatives

-
19,229
-
-
19,229
Total assets measured

at fair value on a
recurring basis $
1,921,658
$
15,956,724
$
130,596
$
330
$
18,009,308
Liabilities
Derivatives $
-
$
(17,000)
$
-
$
-
$
(17,000)
Total liabilities measured

at fair value on a
recurring basis $
-
$
(17,000)
$
-
$
-
$
(17,000)

At December 31, 2021
(In thousands) Level 1 Level 2 Level 3 Measured at NAV Total
RECURRING FAIR VALUE

MEASUREMENTS
Assets

Debt securities available-for-sale:
U.S. Treasury securities $
-
$
15,859,030
$
-
$
-
$
15,859,030
Obligations of U.S. Government

sponsored
entities
-
70
-
-
70
Collateralized mortgage obligations - federal
agencies
-
221,265
-
-
221,265
Mortgage-backed securities
-
8,886,950
826
-
8,887,776
Other
-
128
-
-
128
Total debt securities

available-for-sale
$
-
$
24,967,443
$
826
$
-
$
24,968,269
Trading account debt securities, excluding
derivatives:
U.S. Treasury securities $
6,530
$
-
$
-
$
-
$
6,530
Obligations of Puerto Rico, States and political
subdivisions
-
85
-
-
85
Collateralized mortgage obligations
-
59
198
-
257
Mortgage-backed securities
-
22,559
-
-
22,559
Other
-
-
280
-
280
Total trading account

debt securities, excluding
derivatives $
6,530
$
22,703
$
478
$
-
$
29,711
Equity securities $
-
$
32,429
$
-
$
77
$
32,506
Mortgage servicing rights
-
-
121,570
-
121,570
Derivatives

-
26,093
-
-
26,093
Total assets measured

at fair value on a
recurring basis $
6,530
$
25,048,668
$
122,874
$
77
$
25,178,149
Liabilities

Derivatives $
-
$
(22,878)
$
-
$
-
$
(22,878)
Contingent consideration
-
-
(9,241)
-
(9,241)
Total liabilities measured

at fair value on a
recurring basis $
-
$
(22,878)
$
(9,241)
$
-
$
(32,119)
The fair value information included in the following

tables is not as of period end, but as

of the date that the fair value measurement
was recorded during the years ended December 31, 2022,

2021 and 2020

and excludes nonrecurring fair value measurements

of
assets no longer outstanding

as of the reporting date.

Year ended December

31, 2022
(In thousands) Level 1 Level 2 Level 3 Total
NONRECURRING FAIR VALUE

MEASUREMENTS
Assets

Write-downs
Loans [1] $
-
$
-
$
11,215
$
11,215
$
(2,067)
Other real estate owned [2]
-
-
3,992
3,992
(1,026)
Other foreclosed assets [2]
-
-
13
13
(1)
Long-lived assets held-for-sale [3]
-
-
1,178
1,178
(2,155)
Total assets measured

at fair value on a nonrecurring basis
$
-
$
-
$
16,398
$
16,398
$
(5,249)
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
NONRECURRING FAIR VALUE

MEASUREMENTS
Assets

Write-downs
Loans [1] $
-
$
-
$
21,167
$
21,167
$
(3,721)
Other real estate owned [2]
-
-
7,727
7,727
(1,579)
Other foreclosed assets
[2]
-
-
68
68
(33)
Long-lived assets held-for-sale [3]
-
-
9,007
9,007
(5,320)
Trademark [4]
-
-
156
156
(5,404)
Total assets measured

at fair value on a nonrecurring basis
$
-
$
-
$
38,125
$
38,125
$
(16,057)
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
NONRECURRING FAIR VALUE

MEASUREMENTS
Assets

Write-downs
Loans [1] $
-
$
-
$
74,511
$
74,511
$
(15,290)
Loans held-for-sale [2]
-
-
2,738
2,738
(1,311)
Other real estate owned [3]
-
-
20,123
20,123
(3,325)
Other foreclosed assets [3]
-
-
116
116
(148)
ROU assets [4]
-
-
446
446
(15,920)
Leasehold improvements [4]
-
-
126
126
(2,084)
Total assets measured

at fair value on a nonrecurring basis
$
-
$
-
$
98,060
$
98,060
$
(38,078)
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
Metro Branch network.

The following tables present the changes in Level

3 assets and liabilities measured at fair

value on a recurring basis for the years
ended December 31, 2022, 2021, and 2020.
Year ended December

31, 2022
MBS Other
classified classified CMOs
MBS

Other
as debt as debt classified classified securities
securities securities as trading as trading classified as Mortgage available- available- account debt account debt trading account servicing Total Contingent Total
(In thousands) for-sale for-sale securities securities debt securities rights assets Consideration liabilities
Balance at January 1,

2022
$
826
$
-
$
198
$
-
$
280
$
121,570
$
122,874
$
(9,241)
$
(9,241)
Gains (losses) included in
earnings
-
-
(2)
4
(73)
166
95
9,241
9,241
Gains (losses) included in OCI
(15)
-
-
-
-
-
(15)
-
-
Additions
-
1,000
5
211
-
6,614
7,830
-
-
Settlements
(100)
-
(88)
-
-
-
(188)
-
-
Balance at December 31, 2022 $
711
$
1,000
$
113
$
215
$
207
$
128,350
$
130,596
$
-
$
-
Changes in unrealized gains
(losses) included in earnings
relating to assets still held at
December 31, 2022 $
-
$
-
$
(2)
$
4
$
(23)
$
11,964
$
11,943
$
-
$
-

Year ended December

31, 2021
MBS Other
classified CMOs securities
as debt classified classified
securities as trading as trading Mortgage
available- account debt
account debt

servicing Total Contingent Total
(In thousands) for-sale securities securities rights assets Consideration liabilities
Balance at January 1, 2021 $
1,014
$
278
$
381
$
118,395
$
120,068
$
-
$
-
Gains (losses) included in earnings
-
(1)
(101)
(10,216)
(10,318)
-
-
Gains (losses) included in OCI
(13)
-
-
-
(13)
-
-
Additions
-
29
-
13,391
13,419
(9,241)
(9,241)
Settlements
(175)
(107)
-
-
(282)
-
-
Balance at December 31, 2021 $
826
$
198
$
280
$
121,570
$
122,874
$
(9,241)
$
(9,241)
Changes in unrealized gains (losses) included in
earnings relating to assets still held at December 31,
2021 $
-
$
(1)
$
(45)
$
6,410
$
6,364
$
-
$
-
Year ended December

31, 2020
MBS Other
classified CMOs securities
as debt classified classified
securities as trading as trading Mortgage
available- account debt
account debt

servicing Total
(In thousands) for-sale securities securities rights assets
Balance at January 1,

2020
$
1,182
$
530
$
440
$
150,906
$
153,058
Gains (losses) included in earnings
-
(1)
(59)
(42,055)
(42,115)
Gains (losses) included in OCI
(18)
-
-
-
(18)
Additions
-
4
-
9,544
9,548
Settlements
(150)
(255)
-
-
(405)
Balance at December 31, 2020 $
1,014
$
278
$
381
$
118,395
$
120,068
Changes in unrealized gains (losses) included in earnings

relating to assets still
held at December 31, 2020
$
-
$
-
$
27
$
(19,327)
$
(19,300)
Gains and losses (realized and

unrealized) included in earnings for the

years ended December 31, 2022,

2021, and 2020 for Level
3 assets and liabilities included in the previous

tables are reported in the consolidated statement

of operations as follows:
2022 2021 2020
Total Changes in unrealized Total Changes in unrealized Total Changes in unrealized gains (losses)
gains (losses)

gains (losses)
gains (losses)

gains (losses)
gains (losses)

included relating to assets still included relating to assets still included relating to assets still

(In thousands) in earnings held at reporting date in earnings held at reporting date in earnings held at reporting date
Mortgage banking activities $
166
$
11,964
$
(10,216)
$
6,410
$
(42,055)
$
(19,327)
Trading account (loss) profit

(71)
(21)
(102)
(46)
(60)
27
Other operating income
9,241
-
-
-
-
-
Total

$
9,336
$
11,943
$
(10,318)
$
6,364
$
(42,115)
$
(19,300)

The following

tables include

quantitative information

about significant

unobservable inputs

used to

derive the

fair value

of Level

3
instruments, excluding those instruments

for which the

unobservable inputs were not

developed by the

Corporation such as

prices
of prior transactions and/or unadjusted third-party pricing

sources at December 31, 2022 and 2021.
Fair value at

December 31,
(In thousands) 2022 Valuation technique Unobservable inputs Weighted average (range) [1]
CMO's - trading $
113
Discounted cash flow model Weighted average life
0.4

years (
0.1

-
0.6

years)
Yield
4.9
% (
4.9
% -
5.4
%)
Prepayment speed
10.2
% (
9.1
% -
32
%)
Other - trading $
207
Discounted cash flow model Weighted average life
2.5

years
Yield
12.0%
Prepayment speed
10.8%
Loans held-in-portfolio $
5,087
[2]
External appraisal Haircut applied on
external appraisals
8.3
% (
5.0
% -
10.4
%)
Other real estate owned $
528
[3]
External appraisal Haircut applied on
external appraisals
18.4
% (
5.0
% -
35
%)
[1]

Weighted average of significant unobservable inputs

used to develop Level 3 fair value measurements

were calculated by relative fair value.
[2]
Loans held-in-portfolio in which haircuts were not applied

to external appraisals were excluded from this table.

[3]
Other real estate owned in which haircuts were not applied

to external appraisals were excluded from this table.
Fair value at

December 31,
(In thousands) 2021 Valuation technique Unobservable inputs Weighted average (range) [1]
CMO's - trading $
198
Discounted cash flow model Weighted average life
0.8

years (
0.4

-
1

years)
Yield
3.6
% (
3.6
% -
4.1
%)
Prepayment speed
11.4
% (
10.1
% -
17.2
%)
Other - trading $
280
Discounted cash flow model Weighted average life
2.9

years
Yield
12.0%
Prepayment speed
10.8%
Loans held-in-portfolio $
20,041
[2]
External appraisal Haircut applied on
external appraisals
5
.0%
Other real estate owned $
3,631
[3]
External appraisal Haircut applied on
external appraisals
22.3
% (
5.0
% -
35.0
%)
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
The
significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are constant prepayment rates and discount rates. Increases in interest rates may result in lower prepayments. Discount rates vary according to products and / or portfolios depending on the perceived risk. Increases in discount rates result in a lower fair value measurement
.
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

●

U.S. Treasury securities:

The fair value

of U.S. Treasury

notes is based

on yields that

are interpolated from the

constant
maturity treasury curve.

These securities are classified

as Level 2.

U.S. Treasury

bills are classified as

Level 1 given the
high volume of trades and pricing based on those

trades.

●

Obligations of U.S.

Government sponsored entities: The

Obligations of U.S. Government

sponsored entities include U.S.
agency

securities,

which

fair

value

is

based

on

an

active

exchange

market

and

on

quoted

market

prices

for

similar
securities. The U.S. agency securities are classified as Level

2.

●

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
●

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
●

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

●

Corporate securities (included

as “other” in

the “available-for-sale” category):

Given that the

quoted prices are

for similar
instruments, these securities are classified as Level

2.

●

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

December 31, 2022
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Assets:
Cash and due from banks $
469,501
$
469,501
$
-
$
-
$
-
$
469,501
Money market investments
5,614,595
5,607,937
6,658
-
-
5,614,595
Trading account debt securities, excluding

derivatives
[1]
27,723
13,069
14,119
535
-
27,723
Debt securities available-for-sale
[1]
17,804,374
1,908,589
15,894,074
1,711
-
17,804,374
Debt securities held-to-maturity:
U.S. Treasury securities $
8,453,467
$
-
$
8,372,601
$
-
$
-
$
8,372,601
Obligations of Puerto Rico, States and political
subdivisions
59,010
-
-
61,617
-
61,617
Collateralized mortgage obligation-federal agency
19
-
-
19
-
19
Securities in wholly owned statutory business trusts
5,959
-
5,959
-
-
5,959
Total debt securities

held-to-maturity
$
8,518,455
$
-
$
8,378,560
$
61,636
$
-
$
8,440,196
Equity securities:
FHLB stock $
65,861
$
-
$
65,861
$
-
$
-
$
65,861
FRB stock
96,206
-
96,206
-
-
96,206
Other investments
33,787
-
29,302
4,966
330
34,598
Total equity securities $
195,854
$
-
$
191,369
$
4,966
$
330
$
196,665
Loans held-for-sale $
5,381
$
-
$
-
$
5,404
$
-
$
5,404
Loans held-in-portfolio
31,357,467
-
-
29,366,365
-
29,366,365
Mortgage servicing rights
128,350
-
-
128,350
-
128,350
Derivatives
19,229
-
19,229
-
-
19,229
December 31, 2022
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Liabilities:
Deposits:
Demand deposits $
54,445,825
$
-
$
54,445,825
$
-
$
-
$
54,445,825
Time deposits
6,781,402
-
6,464,943
-
-
6,464,943
Total deposits $
61,227,227
$
-
$
60,910,768
$
-
$
-
$
60,910,768
Assets sold under agreements to repurchase $
148,609
$
-
$
148,566
$
-
$
-
$
148,566
Other short-term borrowings
[2]
365,000
-
365,000
-
-
365,000
Notes payable:
FHLB advances $
389,282
$
-
$
361,951
$
-
$
-
$
361,951
Unsecured senior debt securities
299,109
-
300,027
-
-
300,027
Junior subordinated deferrable interest debentures
(related to trust preferred securities)
198,319
-
173,938
-
-
173,938
Total notes payable $
886,710
$
-
$
835,916
$
-
$
-
$
835,916
Derivatives $
17,000
$
-
$
17,000
$
-
$
-
$
17,000
[1]
Refer to Note 28 to the Consolidated Financial Statements

for the fair value by class of financial asset and its hierarchy level.
[2]
Refer to Note 17 to the Consolidated Financial Statements

for the composition of other short-term borrowings.

December 31, 2021
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Assets:
Cash and due from banks $
428,433
$
428,433
$
-
$
-
$
-
$
428,433
Money market investments
17,536,719
17,530,640
6,079
-
-
17,536,719
Trading account debt securities, excluding

derivatives
[1]
29,711
6,530
22,703
478
-
29,711
Debt securities available-for-sale
[1]
24,968,269
-
24,967,443
826
-
24,968,269
Debt securities held-to-maturity:
Obligations of Puerto Rico, States and political
subdivisions
$
65,380
$
-
$
-
$
77,383
$
-
$
77,383
Collateralized mortgage

obligation-federal agency
25
-
-
25
-
25
Securities in wholly owned statutory business trusts
5,960
-
5,960
-
-
5,960
Total debt securities

held-to-maturity
$
71,365
$
-
$
5,960
$
77,408
$
-
$
83,368
Equity securities:
FHLB stock $
59,918
$
-
$
59,918
$
-
$
-
$
59,918
FRB stock
96,217
-
96,217
-
-
96,217
Other investments
33,842
-
32,429
3,704
77
36,210
Total equity securities $
189,977
$
-
$
188,564
$
3,704
$
77
$
192,345
Loans held-for-sale $
59,168
$
-
$
-
$
59,885
$
-
$
59,885
Loans held-in-portfolio
28,545,191
-
-
27,489,583
-
27,489,583
Mortgage servicing rights
121,570
-
-
121,570
-
121,570
Derivatives
26,093
-
26,093
-
-
26,093
December 31, 2021
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Liabilities:
Deposits:
Demand deposits $
60,292,939
$
-
$
60,292,939
$
-
$
-
$
60,292,939
Time deposits
6,712,149
-
6,647,301
-
-
6,647,301
Total deposits $
67,005,088
$
-
$
66,940,240
$
-
$
-
$
66,940,240
Assets sold under agreements to repurchase $
91,603
$
-
$
91,602
$
-
$
-
$
91,602
Other short-term borrowings
[2]
75,000
-
75,000
-
-
75,000
Notes payable:
FHLB advances $
492,429
$
-
$
496,091
$
-
$
-
$
496,091
Unsecured senior debt securities
297,842
-
319,296
-
-
319,296
Junior subordinated deferrable interest debentures
(related to trust preferred securities)
198,292
-
201,879
-
-
201,879
Total notes payable $
988,563
$
-
$
1,017,266
$
-
$
-
$
1,017,266
Derivatives $
22,878
$
-
$
22,878
$
-
$
-
$
22,878
Contingent consideration $
9,241
$
-
$
-
$
9,241
$
-
$
9,241
[1]
Refer to Note 28 to the Consolidated Financial Statements

for the fair value by class of financial asset and its hierarchy level.

[2]
Refer to Note 17 to the Consolidated Financial Statements

for the composition of other short-term borrowings.

The

notional

amount

of

commitments to

extend credit

at

December 31,

2022

and

December 31,

2021

is

$
10.5

billion

and

$
9.5
billion, respectively,

and represents

the unused

portion of

credit facilities

granted to

customers. The

notional amount

of letters

of
credit at

December 31,

2022 and

December 31,

2021 is

$
31

million and

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

2022

and

2021

and

the

approved

asset

allocation
ranges, by asset category, are summarized in the table below.
Minimum allotment Maximum allotment 2022 2021
Equity
0
%
70
%
27
%
30
%
Debt securities
0
%
100
%
69
%
67
%
Popular related securities
0
%
5
%
2
%
2
%
Cash and cash equivalents
0
%
100
%
2
%
1
%

The following table sets

forth by level, within

the fair value hierarchy,

the Pension Plans’ assets at

fair value at December

31, 2022
and 2021. Investments

measured at net

asset value per share

(“NAV”) as

a practical expedient have

not been classified

in the fair
value hierarchy,

but are presented in order to

permit reconciliation of the plans’ assets.

During the year ended December 31, 2022
investments in certain government

obligations classified as Level

2 were substituted by

proprietary funds of a

money manager that
invest in government obligations that are measured

at NAV.
2022 2021
(In thousands) Level 1 Level 2 Level 3
Measured
at NAV
Total

Level 1 Level 2 Level 3
Measured
at NAV
Total

Obligations of the U.S.
Government, its agencies,
states and political
subdivisions $
-
$
8,113
$
-
$
130,397
$
138,510
$
-
$
9,259
$
-
$
188,377
$
197,636
Corporate bonds and
debentures
-
268,641
-
6,291
274,932
-
375,875
-
8,485
384,360
Equity securities - Common
Stock
32,906
-
-
-
32,906
41,414
-
-
-
41,414
Equity securities - ETF's
51,836
20,276
-
-
72,112
111,365
25,446
-
-
136,811
Foreign commingled trust
funds
-
-
-
64,630
64,630
-
-
-
82,912
82,912
Mutual fund
-
3,471
-
22,106
25,577
-
5,262
-
-
5,262
Private equity investments
-
-
-
-
-
-
-
56
-
56
Cash and cash equivalents
7,637
-
-
-
7,637
7,523
-
-
-
7,523
Accrued investment income

-
-
3,581
-
3,581
-
-
4,510
-
4,510
Total assets

$
92,379
$
300,501
$
3,581
$
223,424
$
619,885
$
160,302
$
415,842
$
4,566
$
279,774
$
860,484

The closing prices reported in the active markets

in which the securities are traded are used

to value the investments.

Following is a description of the valuation methodologies

used for investments measured at fair value:
●

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
●

Corporate bonds and debentures -

Corporate bonds and debentures are

valued at fair value at

the closing price reported
in the active market in

which the bond is traded. These

securities are classified as Level

2, except for the
c orporate bond
funds that are measured at NAV.
●

Equity securities – common stock

- Equity securities with

quoted market prices obtained from

an active exchange market
and high liquidity are classified as Level 1.
●

Equity securities – ETF’s

– Exchange Traded Funds

shares with quoted market prices

obtained from an active

exchange
market. Highly liquid ETF’s are classified as Level 1 while

less liquid ETF’s are classified as Level 2.

●

Foreign commingled trust fund- Collective investment

funds are valued at the NAV of shares held by the plan at year end.

●

Mutual funds – Mutual funds are valued at

the NAV of

shares held by the plan at year

end. Mutual funds are classified as
Level 2.
●

Private equity

investments - Private

equity investments include

an investment in

a private

equity fund. The

fund value is
recorded at its net realizable value which is affected by the changes in the fair market value of the investments held in the fund. This fund is classified as Level 3.
●

Cash and cash equivalents - The carrying amount of

cash and cash equivalents is a reasonable estimate of the

fair value
since it is available on demand or due to

their short-term maturity. Cash and cash equivalents are classified as Level

1.
●

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
The following table presents the change in Level

3 assets measured at fair value.

(In thousands) 2022 2021
Balance at beginning of year $
4,566
$
3,917
Purchases, sales, issuance and settlements (net)
(985)
649
Balance at end of year $
3,581
$
4,566
There were
no

transfers in

and/or out

of Level

3 for

financial instruments

measured at

fair value

on a

recurring basis

during the
years ended

December 31,

2022 and

2021. There

were
no

transfers in

and/or out

of Level

1 and

Level 2

during the

years ended
December 31, 2022 and 2021.
Information on the shares of common stock held by

the pension plans is provided in the table that

follows.
(In thousands, except number of shares information) 2022 2021
Shares of Popular, Inc. common stock
171,931
167,182
Fair value of shares of Popular, Inc. common

stock
$
11,402
$
13,716
Dividends paid on shares of Popular,

Inc. common stock held by the plan
$
355
$
280
The following table presents the components of net

periodic benefit cost for the years ended

December 31, 2022, 2021 and 2020.
Pension Plans OPEB Plan
(In thousands) 2022 2021 2020 2022 2021 2020
(in thousands)
Service cost $
-
$
-
$
-
$
485
$
642
$
713
Other operating expenses:
Interest cost
19,199
15,993
23,389
3,931
3,573
4,913
Expected return on plan assets
(35,388)
(38,679)
(38,104)
-
-
-
Recognized net actuarial loss
15,644
18,876
20,880
-
1,873
567
Net periodic benefit cost $
(545)
$
(3,810)
$
6,165
$
4,416
$
6,088
$
6,193
Other Adjustments
-
-
-
60
-
-
Total benefit cost

$
(545)
$
(3,810)
$
6,165
$
4,476
$
6,088
$
6,193

The following table sets forth the aggregate status of the plans and the amounts recognized in the consolidated financial statements at December 31, 2022 and 2021.
Pension Plans OPEB Plan
(In thousands) 2022 2021 2022 2021
Change in benefit obligation:
Benefit obligation at beginning of year $
851,471
$
914,353
$
159,958
$
179,210
Service cost

-
-
485
642
Interest cost

19,199
15,993
3,931
3,573
Actuarial (gain)/loss [1]
(194,473)
(34,297)
(39,479)
(17,286)
Benefits paid
(48,022)
(44,578)
(6,619)
(6,181)
Other adjustments
-
-
60
-
Benefit obligation at end of year $
628,175
$
851,471
$
118,336
$
159,958
Change in fair value of plan assets:
Fair value of plan assets at beginning of year $
860,484
$
878,785
$
-
$
-
Actual return on plan assets
(192,807)
26,049
-
-
Employer contributions
230
228
6,619
6,181
Benefits paid
(48,022)
(44,578)
(6,619)
(6,181)
Fair value of plan assets at end of year $
619,885
$
860,484
$
-
$
-
Funded status of the plan:
Benefit obligation at end of year $
(628,175)
$
(851,471)
$
(118,336)
$
(159,958)
Fair value of plan assets at end of year
619,885
860,484
-
-
Funded status at year end $
(8,290)
$
9,013
$
(118,336)
$
(159,958)
Amounts recognized in accumulated other comprehensive

loss:
Net loss/(gain)
243,434
225,356
(26,486)
12,993
Accumulated other comprehensive loss (AOCL) $
243,434
$
225,356
$
(26,486)
$
12,993
Reconciliation of net (liabilities) assets:
Net liabilities at beginning of year $
9,013
$
(35,568)
$
(159,958)
$
(179,210)
Amount recognized in AOCL at beginning of year,

pre-tax
225,356
265,899
12,993
32,152
Amount prepaid at beginning of year
234,369
230,331
(146,965)
(147,058)
Total benefit

cost
545
3,810
(4,476)
(6,088)
Contributions
230
228
6,619
6,181
Amount prepaid at end of year
235,144
234,369
(144,822)
(146,965)
Amount recognized in AOCL
(243,434)
(225,356)
26,486
(12,993)
Net asset/(liabilities) at end of year $
(8,290)
$
9,013
$
(118,336)
$
(159,958)
[1]
For 2022, significant components of the Pension Plans

actuarial gain that changed the benefit obligation were

mainly related to an increase in the
single weighted-average discount rates partially offset

by a lower return on the fair value of plan assets. For OPEB

Plans significant components of
the actuarial gain that change the benefit obligation

were mainly related to an increase in discount rates and

the per capita claim assumption at year-
end which was lower than expected partially offset

by the health care cost trend assumption which

was updated to reflect inflationary pressures in
the health care industry.

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
31, 2022 and 2021.
(In thousands) Pension Plans OPEB Plan
2022 2021 2022 2021
Accumulated other comprehensive loss at beginning of year $
225,356
$
265,899
$
12,993
$
32,152
Increase (decrease) in AOCL:
Recognized during the year:
Amortization of actuarial losses
(15,644)
(18,876)
-
(1,873)
Occurring during the year:
Net actuarial (gains)/losses
33,722
(21,667)
(39,479)
(17,286)
Total (decrease) increase

in AOCL
18,078
(40,543)
(39,479)
(19,159)
Accumulated other comprehensive loss at end of year $
243,434
$
225,356
$
(26,486)
$
12,993
The Corporation estimates

the service

and interest cost

components utilizing a

full yield curve

approach in the

estimation of these
components

by

applying the

specific spot

rates

along

the yield

curve

used in

the

determination of

the

benefit obligation

to

their
underlying projected cash flows.

To

determine

benefit

obligation

at

year

end,

the

Corporation

used

a

weighted

average

of

annual

spot

rates

applied

to

future
expected cash flows for years ended December 31, 2022

and 2021.
The following

table presents

the discount

rate and

assumed health

care cost

trend rates

used to

determine the

benefit obligation
and net periodic benefit cost for the plans:
Pension Plan OPEB Plan
Weighted average assumptions used to
determine net periodic benefit cost for the
years ended December 31: 2022 2021 2020 2022 2021 2020
Discount rate for benefit obligation
2.79

-
2.83
%
2.41

-
2.48
%
3.22

-
3.27
%
2.94
%
2.65
%
3.38
%
Discount rate for service cost N/A N/A N/A
3.21
%
3.09
%
3.72
%
Discount rate for interest cost
2.3
0 -
2.33
%
1.76

-
1.8
0%
2.81

-
2.83
%
2.51
%
2.03
%
2.98
%
Expected return on plan assets
4.3
0 -
5.40
%
4.6
0 -
5.50
%
5
.00 -
5.8
0 % N/A N/A N/A
Initial health care cost trend rate N/A N/A N/A
4.75
%
5.00
%
5.00
%
Ultimate health care cost trend rate N/A N/A N/A
4.50
%
4.50
%
5.00
%
Year that the ultimate trend

rate is reached
N/A N/A N/A
2023
2023
2020
Pension Plans OPEB Plan
Weighted average assumptions used to determine

benefit obligation at
December 31: 2022 2021 2022 2021
Discount rate for benefit obligation
5.34
-
5.37
%
2.79
-
2.83
%
5.42
%
2.94
%
Initial health care cost trend rate N/A N/A
7.50
%
4.75
%
Ultimate health care cost trend rate N/A N/A
4.50
%
4.50
%
Year that the ultimate trend

rate is reached
N/A N/A
2035
2023

The following table presents information for plans with a projected benefit obligation and accumulated benefit obligation in excess of plan assets for the years ended December 31,

2022 and 2021.
Pension Plans OPEB Plan
(In thousands) 2022 2021 2022 2021
Projected benefit obligation $
628,175
$
851,471
$
118,336
$
159,958
Accumulated benefit obligation

628,175
851,471
118,336
159,958
Fair value of plan assets

619,885
860,484
-
-
The Corporation expects to pay the following contributions

to the plans during the year ended December

31, 2023.
(In thousands) 2023
Pension Plans $
228
OPEB Plan $
5,924
Benefit payments projected to be made from the

plans during the next ten years are presented

in the table below.

(In thousands) Pension Plans OPEB Plan
2023 $
48,472
$
5,924
2024
45,590
6,149
2025
45,750
6,429
2026
45,847
6,754
2027
45,843
7,053
2028 - 2032
225,107
38,873

The table below presents a breakdown of the

plans’ assets and liabilities at December

31, 2022 and 2021.
Pension Plans OPEB Plan
(In thousands) 2022 2021 2022 2021
Non-current assets $
-
$
17,792
$
-
$
-
Current liabilities

222
227
5,779
5,959
Non-current liabilities
8,068
8,552
112,557
153,999
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

December 31, 2022 was $
18.7

million (2021 - $
13.3

million, 2020 - $
14.0

million).

The

plans held
1,246,519

(2021 –
1,279,982
) shares

of common

stock

of

the

Corporation with

a market

value of

approximately
$
82.7

million at December 31, 2022 (2021 - $
105

million).

Note 31 – Net income per common share
The

following table

sets

forth the

computation of

net

income per

common share

(“EPS”), basic

and diluted,

for the

years

ended
December 31, 2022, 2021 and 2020:
(In thousands, except per share information) 2022 2021 2020
Net income $
1,102,641
$
934,889
$
506,622
Preferred stock dividends
(1,412)
(1,412)
(1,758)
Net income applicable to common stock $
1,101,229
$
933,477
$
504,864
Average common shares outstanding
75,147,263
81,263,027
85,882,371
Average potential dilutive common shares

126,740
157,127
92,888
Average common shares outstanding - assuming dilution
75,274,003
81,420,154
85,975,259
Basic EPS $
14.65
$
11.49
$
5.88
Diluted EPS $
14.63
$
11.46
$
5.87
As

disclosed

in

Note

20,

as

of

September

30,

2022,

the

Corporation completed

its

$
400

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

to $
78.94
.

As of December 31,

2022, the Corporation completed its

$
231

million accelerated share repurchase transaction

entered on August
2022, (the “August ASR Agreement”) and, in connection therewith, received an initial delivery of
2,339,241

shares of common stock
during the third quarter of 2022 and
840,024

additional shares of common stock during the fourth quarter of 2022.

The final number
of shares

delivered was based

in the

average daily volume

weighted average price

(“VWAP”) of

the Corporation’s common

stock,
net of discount, during the term of the ASR, which

amounted to $
72.66
.

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
ended December 31, 2022, 2021 and 2020
.
Years ended December

31,
(In thousands) 2022 2021 2020
BPPR Popular U.S. BPPR Popular U.S. BPPR Popular U.S.
Service charges on deposit accounts $
146,073
$
11,137
$
151,453
$
11,245
$
136,703
$
11,120
Other service fees:
Debit card fees
49,297
876
47,681
956
38,685
967
Insurance fees, excluding reinsurance
40,545
5,018
40,929
3,798
35,799
2,484
Credit card fees, excluding late fees and membership

fees
136,295
1,275
117,418
1,052
88,091
831
Sale and administration of investment products
23,553
-
23,634
-
21,755
-
Trust fees
23,614
-
24,855
-
21,700
-
Total revenue from

contracts with customers
[1]
$
419,377
$
18,306
$
405,970
$
17,051
$
342,733
$
15,402
[1] The amounts include intersegment transactions of $
5

million, $
4.1

million and $
4.3

million, respectively, for

the years ended December 31, 2022,
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

These transaction-
based fees

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

19

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
December 31, 2022
(In thousands) 2023 2024 2025 2026 2027
Later
Years
Total Lease
Payments
Less:
Imputed
Interest Total
Operating Leases $
29,836
$
28,220
$
25,301
$
16,779
$
11,633
$
44,208
$
155,977
$
(18,687)
$
137,290
Finance Leases
4,328
4,426
4,537
4,197
2,263
8,185
27,936
(3,199)
24,737
The following table presents the lease cost recognized

by the Corporation in the Consolidated

Statements of Operations as follows:
Years ended December

31,
(In thousands) 2022 2021 2020
Finance lease cost:
Amortization of ROU assets $
2,938
$
2,006
$
2,215
Interest on lease liabilities
1,117
1,044
1,185
Operating lease cost
30,534
29,970
31,674
Short-term lease cost
505
647
214
Variable lease cost
124
93
51
Sublease income
(37)
(70)
(113)
Net gain recognized from sale and leaseback transaction [1]
-
(7,007)
(5,550)
Impairment of operating ROU assets [2]
-
-
14,805
Impairment of finance ROU assets
[2]
-
-
1,115
Total lease cost
[3]
$
35,181
$
26,683
$
45,596
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
(Dollars in thousands) 2022 2021 2020
Cash paid for amounts included in the measurement of

lease liabilities:
Operating cash flows from operating leases [1] $
29,985
$
38,288
$
41,650
Operating cash flows from finance leases
1,117
1,044
1,185
Financing cash flows from finance leases
[1]
3,346
2,852
3,145
ROU assets obtained in exchange for new lease obligations:
Operating leases [2] $
14,564
$
24,136
$
14,975
Finance leases
556
-
4,510
Weighted-average remaining lease term:
Operating leases
7.5
years
7.9
years
8.0
years
Finance leases
8.2
years
8.3
years
8.9
years
Weighted-average discount rate:
Operating leases
3.0
%
2.7
%
3.0
%
Finance leases
4.2
%
5.0
%
5.0
%
[1]
During the quarter ended March 31, 2021, the Corporation made base lease termination payments amounting to $
7.8

million in connection with
the closure of nine branches as a result of the strategic realignment of PB’s New York

Metro branch network.
[2]
During the quarter ended September 30, 2021, the Corporation recognized a lease liability of $
16.8

million and a corresponding ROU asset for
the same amount as a result of the partial leaseback of

two corporate office buildings.
As of December 31, 2022, the Corporation has additional operating and finance leases contracts that have not yet commenced with an undiscounted

contract amount

of $
4.1

million and

$
2.2

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
The

following

table

summarizes

the

restricted

stock

and

performance

shares

activity

under

the

Incentive

Plan

for

members

of
management.

(Not in thousands) Shares
Weighted-average
grant date fair value
Non-vested at January 1, 2020
345,365
$
41.68
Granted
253,943
42.49
Performance Shares Quantity Adjustment
(7)
48.79
Vested

(234,421)
42.64
Forfeited
(6,368)
44.26
Non-vested at December 31, 2020
358,512
$
41.23
Granted
191,479
69.38
Performance Shares Quantity Adjustment
54,306
54.21
Vested

(273,974)
55.11
Forfeited
(8,440)
43.48
Non-vested at December 31, 2021
321,883
$
47.98
Granted
194,791
84.29
Performance Shares Quantity Adjustment
6,947
78.02
Vested

(240,033)
66.11
Forfeited
(1,625)
78.86
Non-vested at December 31, 2022
281,963
$
56.50
During

the

year

ended

December

31,

2022,
137,934

shares

of

restricted

stock

(2021

-
120,105
;

2020

-
213,511
)

and
56,857
performance shares (2021 -
71,374
; 2020 -
40,432
) were awarded to management under the

Incentive Plan.
During

the

year

ended

December

31,

2022,

the

Corporation

recognized

$
10.3

million

of

restricted

stock

expense

related

to
management incentive awards,

with a tax

benefit of $
1.8

million (2021 -

$
8.6

million, with a

tax benefit of

$
1.6

million; 2020 -

$
7.6
million, with

a tax

benefit of

$
1.3

million). During

the year

ended December

31, 2022,

the fair

market value

of the

restricted stock
and performance shares vested was $
12.2

million at grant date and $
20.7

million at vesting date. This differential triggers

a windfall
of $
3.1

million that was recorded as a reduction in income tax expense.

During the year ended December 31, 2022, the Corporation
recognized $
4.8

million of performance

shares expense, with

a tax benefit

of $
0.4

million (2021 -

$
5.8

million, with a

tax benefit of
$
0.5

million; 2020 - $
2.3

million, with a tax benefit of $
0.2

million).

The total unrecognized compensation cost related to non-vested restricted

stock

awards

and

performance

shares

to

members

of

management

at

December

31,

2022

was

$
10.1

million

and

is
expected to be recognized over a weighted-average

period of
1.86

years.
The following table summarizes the restricted stock

activity under the Incentive Plan for members of

the Board of Directors:
(Not in thousands) RSU
Weighted-average

grant
date fair value
Non-vested at January 1, 2020
-
-
Granted
43,866
$
35.47
Vested

(43,866)
35.47
Forfeited
-
-
Non-vested at December 31, 2020
-
-
Granted
20,638
$
78.20
Vested

(20,638)
78.20
Forfeited
-
-
Non-vested at December 31, 2021
-
-
Granted
25,321
$
77.48
Vested

(25,321)
77.48
Forfeited
-
-
Non-vested at December 31, 2022
-
-

The

equity

awards

granted

to

members

of

the

Board

of

Directors

of

Popular,

Inc.

(the

“Directors”)

will

vest

and

become

non-
forfeitable on the

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

Directors elected RSUs.

For the year

ended December 31,

2022,
25,321

RSUs were granted

to the
Directors (2021 -
20,638
; 2020 -

43,866
).

For the year ended December

31, 2022, $
2.0

million of restricted stock expense

related
to these

RSUs was recognized,

with a tax

benefit of $
0.4

million (2021 -

$
1.9

million with a

tax benefit of

$
0.4

million; 2020 -

$
1.6
million with

a tax

benefit of

$
0.3

million).

The fair

value at

vesting date

of the

RSUs vested

during the

year ended

December 31,
2022 for the Directors was $
2.0

million.

Note 35 – Income taxes

The components of income tax expense for the years

ended December 31, are summarized in the

following table.

(In thousands) 2022 2021 2020
Current income tax (benefit) expense:
Puerto Rico $
156,425
$
69,415
$
33,281
Federal and States
9,034
10,232
3,613

Subtotal
165,459
79,647
36,894
Deferred income tax expense (benefit):
Puerto Rico
(4,373)
179,688
69,300
Federal and States
(28,756)
49,683
5,744

Subtotal
(33,129)
229,371
75,044
Total income tax

expense
$
132,330
$
309,018
$
111,938
The reasons

for the

difference between

the income

tax expense

applicable to

income before

provision for

income taxes

and the
amount computed by applying the statutory tax rate

in Puerto Rico were as follows:
2022 2021 2020
(In thousands)
Amount

% of pre-tax
income Amount
% of pre-tax
income Amount
% of pre-tax
income
Computed income tax at statutory rates

$
463,114
38
% $
466,465
38
% $
231,960
38
%
Benefit of net tax exempt interest income
(165,065)
(13)
(139,426)
(12)
(126,232)
(20)
Effect of income subject to preferential tax rate
(86,797)
(7)
(11,981)
(1)
(10,141)
(2)
Deferred tax asset valuation allowance
(21,469)
(2)
20,932
2
15,276
2
NOL Adjustments
(34,817)
(3)
-
-
-
-
Difference in tax rates due to multiple jurisdictions
(26,887)
(2)
(30,719)
(3)
(1,903)
-
Unrecognized tax benefits
(1,503)
-
(5,484)
-
(2,163)
-
State and local taxes
14,981
1
14,629
1
4,350
-
Others
(9,227)
(1)
(5,398)
-
791
-
Income tax expense $
132,330
11
% $
309,018
25
% $
111,938
18
%
For the year ended December 31, 2022, the Corporation

recorded income tax expense of $
132.3

million, compared to $
309.0

million
for the

same period

of 2021.

The decrease

in income

tax expense was

mainly due

to the

reversal of a

portion of

the deferred

tax
asset (“DTA”) valuation allowance of the U.S. operations amounting to $
68.2

million, to higher taxable income subject to preferential
tax rates, primarily attributed to the gain from the

sale of Evertec shares, and

higher tax-exempt income recorded during this

year.
Deferred income taxes reflect the

net tax effects

of temporary differences between the

carrying amounts of assets

and liabilities for
financial reporting

purposes and

their tax

bases. Significant

components of

the Corporation’s

deferred tax

assets and

liabilities at
December 31 were as follows:

December 31, 2022

(In thousands)
PR US Total
Deferred tax assets:
Tax credits available

for carryforward
$
261
$
2,781
$
3,042
Net operating loss and other carryforward available

121,742
661,144
782,886
Postretirement and pension benefits
47,122
-
47,122
Allowance for credit losses
250,615
32,688
283,303
Accelerated depreciation
5,972
6,309
12,281
FDIC-assisted transaction
152,665
-
152,665
Intercompany deferred gains
1,548
-
1,548
Lease liability
28,290
23,521
51,811
Unrealized net loss on investment securities

265,955
23,913
289,868
Difference in outside basis from pass-through entities
40,602
-
40,602
Other temporary differences
29,285
7,815
37,100
Total gross deferred

tax assets
944,057
758,171
1,702,228
Deferred tax liabilities:
Intangibles
81,174
54,623
135,797
Right of use assets
26,015
20,262
46,277
Deferred loan origination fees/cost
1,076
2,961
4,037
Other temporary differences
24,884
-
24,884

Total gross deferred

tax liabilities
133,149
77,846
210,995
Valuation allowance
137,863
402,333
540,196
Net deferred tax asset $
673,045
$
277,992
$
951,037

December 31, 2021

(In thousands)
PR US Total
Deferred tax assets:
Tax credits available

for carryforward
$
261
$
2,781
$
3,042
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
31,211
23,894
55,105
Difference in outside basis from pass-through entities
54,781
-
54,781
Other temporary differences
38,512
8,418
46,930
Total gross deferred

tax assets
689,939
739,551
1,429,490
Deferred tax liabilities:
Intangibles
76,635
51,150
127,785
Unrealized net gain on investment securities

4,329
2,817
7,146
Right of use assets
29,025
20,282
49,307
Deferred loan origination fees/cost
-
3,567
3,567
Other temporary differences
43,856
1,530
45,386

Total gross deferred

tax liabilities
153,845
79,346
233,191
Valuation allowance
128,557
410,970
539,527
Net deferred tax asset $
407,537
$
249,235
$
656,772

The net deferred

tax asset shown

in the

table above at

December 31, 2022

is reflected in

the consolidated statements

of financial
condition as

$
1.0

billion in

net deferred

tax assets

(in the

“other assets”

caption) (2021

- $
0.7

billion in

deferred tax

asset in

the
“other assets” caption) and

$
2.6

million in deferred tax

liabilities (in the “other

liabilities” caption) (2021 - $
825

thousand in deferred
tax

liabilities

in

the

“other

liabilities”

caption),

reflecting

the

aggregate

deferred

tax

assets

or

liabilities

of

individual

tax-paying
subsidiaries of the Corporation.
The deferred tax asset related to the NOLs and

other carryforwards as of December 31, 2022, expires

as follows:
(In thousands)
2023 $
1,363
2024
9,310
2025
13,516
2026
13,367
2027
15,202
2028
260,622
2029
111,307
2030
121,017
2031
122,324
2032
55,335
2033
10,565
2034
5,666
2035
43,121
2036
171
$
782,886
At December

31, 2022

the net

deferred tax

asset of the

U.S. operations

amounted to $
680.3

million with

a valuation

allowance of
$
402.3

million, for a net DTA of $
278

million. The Corporation evaluates on a quarterly basis the realization of the deferred tax asset by taxing jurisdiction.

The U. S. operations sustained profitability for the three years period ended December 31, 2022.

Years 2020
and 2021 were

impacted by the

COVID-19 pandemic and other

events.

Year

2020 was unfavorably

impacted by the

ACL reserve
build-ups and the impairment

of expenses on the branch

closures in the New

York

region. Year

2021 had been favorably impacted
by a strong economic recovery that resulted in ACL reserve releases, reversing the year 2020 build-up.

The financial results for the
year ended December 31, 2022, demonstrate financial stability for the

U. S. operations, despite the climate of uncertainty as a result of

recent global

geopolitical challenges.

These historical

financial results

together with

pre-tax earnings

forecasts are

objectively
verifiable positive evidence, evaluated in

addition to positive evidence

of stable credit metrics,

in combination with the

length of the
expiration of the NOLs.

On the other hand, the Corporation evaluated the negative evidence accumulated over the years, including
financial

results

lower

than

expectations

in

prior

years,

and

challenges

to

the

economy

due

to

global

geopolitical

uncertainty.
Accordingly,

after weighting

all positive

and negative

evidence, the

Corporation recorded

during the

fourth quarter

of year

2022 a
partial release of its

valuation allowance amounting to

$
68.2

million and concluded that

it is more

likely than not that

approximately
$
278

million of the

DTA from

the U.S. Operations will

be realized. The

Corporation has approximately $
525

million in deferred

tax
asset related

to federal

NOLs with

expiration dates

between 2028

and 2033

and $
135

million in

DTA

related to

state NOLs

with
expiration dates

between 2030

and 2036.

The Corporation

based this

determination on

its estimated

earnings available

to realize
the deferred tax asset for the remaining carryforward period, together with the historical level of book income adjusted by permanent differences.

Management will continue

to monitor and

review the U.

S. operation’s

results, the pre-tax

earnings forecast, any

new
tax initiative, and other factors, including net income

versus forecast, targeted loan growth, net interest income

margin, allowance for
credit losses, charge offs, NPLs inflows and NPA balances.
At December 31, 2022, the Corporation’s net deferred

tax assets related to its Puerto Rico operations

amounted to $
673

million.
The Corporation’s

Puerto Rico

Banking operation

is not

in a

cumulative loss

position and

has sustained

profitability for

the three
years period ended

December 31, 2022.

This is considered

a strong piece

of objectively verifiable

positive evidence that

outweigh
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

December 31, 2022.

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

Accordingly, the Corporation has
maintained a full valuation allowance on the deferred

tax asset of $
138

million as of December 2022.
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
100
%

on dividends

received from

“controlled” subsidiaries

subject to

taxation in

Puerto Rico

and
85
%

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
Balance at January 1, 2021 $
14.8
Reduction as a result of lapse of statute of limitations
(11.3)
Balance at December 31, 2021 $
3.5
Reduction as a result of lapse of statute of limitations
(1.0)
Balance at December 31, 2022 $
2.5
At

December 31,

2022, the

total amount

of

interest recognized

in the

statement of

financial condition

approximated

$
2.6

million
(2021 -

$
2.8

million). The

total interest

expense recognized

during 2022

was $
268

thousand net

of a

reduction of

$
448

thousand
due to the

expiration of the

statute of limitation

(2021 - $
892

thousand net of

a reduction of

$
2.9

million). Management determined
that, as of

December 31, 2022

and 2021, there

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
approximately $
4.3

million at December 31, 2022 (2021 - $
5.5

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

2019

and

thereafter

and

in

the

Puerto

Rico

jurisdiction

–

2018

and

thereafter.

The

Corporation
anticipates

a

reduction

in

the

total

amount

of

unrecognized

tax

benefits

within

the

next

12

months,

which

could

amount

to
approximately $
1.5

million, including interest.

Note 36 – Supplemental disclosure on the consolidated

statements of cash flows
Additional disclosures on cash flow information and

non-cash activities for the years ended December

31, 2022, 2021 and 2020 are
listed in the following table:
(In thousands) 2022 2021 2020
Income taxes paid $
178,808
$
64,997
$
13,045
Interest paid
292,491
170,442
240,342
Non-cash activities:

Loans transferred to other real estate
64,953
57,638
14,464

Loans transferred to other property
51,642
45,144
48,614

Total loans transferred

to foreclosed assets
116,595
102,782
63,078

Loans transferred to other assets
8,664
7,219
7,117

Financed sales of other real estate assets
8,535
13,014
15,606

Financed sales of other foreclosed assets
38,467
43,060
34,492

Total financed sales

of foreclosed assets
47,002
56,074
50,098

Financed sale of premises and equipment
47,697
31,085
31,350

Transfers from premises and equipment to

long-lived assets held-for-sale
1,739
32,103
-

Transfers from loans held-in-portfolio to

loans held-for-sale
11,531
69,890
82,299

Transfers from loans held-for-sale to loans

held-in-portfolio
26,425
9,762
20,153

Transfers from available-for-sale to held-to-maturity

debt securities
6,531,092
-
-

Loans securitized into investment securities
[1]
300,279
732,533
508,071

Trades receivables from brokers and

counterparties
9,461
64,824
64,092

Trades payable to brokers and counterparties
9,461
13,789
720,212

Receivables from investments securities
125,000
-
-

Recognition of mortgage servicing rights on securitizations

or asset transfers
6,614
13,391
9,544

Loans booked under the GNMA buy-back option
9,799
19,798
24,244

Capitalization of right of use assets
17,932
35,683
29,692

Acquisition of software intangible assets
28,650
-
-

Goodwill on acquisition
116,135
-
-

Total stock consideration

related to Evertec transaction
144,785
-
-
[1]

Includes loans securitized into trading securities and subsequently sold before year end.
The following table provides a reconciliation of

cash and due from banks, and restricted cash reported

within the Consolidated
Statement of Financial Condition that sum to the total of

the same such amounts shown in the Consolidated

Statement of Cash
Flows.
(In thousands) December 31, 2022 December 31, 2021 December 31, 2020
Cash and due from banks $
423,233
$
411,346
$
484,859
Restricted cash and due from banks
46,268
17,087
6,206
Restricted cash in money market investments
6,658
6,079
6,029
Total cash and due

from banks, and restricted cash
[2] $
476,159
$
434,512
$
497,094
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
December 31, 2022
Banco Popular

Intersegment

(In thousands) de Puerto Rico Popular U.S. Eliminations
Net interest income $
1,823,517
$
372,988
$
3
Provision for credit losses
70,304
12,452
-
Non-interest income

680,276
31,958
(547)
Amortization of intangibles
1,937
1,338
-
Goodwill impairment charge
-
9,000
-
Depreciation expense
47,003
6,919
-
Other operating expenses
1,454,187
230,136
(543)
Income tax expense
148,351
(25,205)
-
Net income $
782,011
$
170,306
$
(1)
Segment assets $
56,190,260
$
11,558,280
$
(421,781)

December 31, 2022
Reportable Total
(In thousands)

Segments
Corporate Eliminations Popular, Inc.
Net interest income (expense) $
2,196,508
$
(29,149)
$
-
$
2,167,359
Provision for credit losses
82,756
274
-
83,030
Non-interest income
711,687
189,835
(4,460)
897,062
Amortization of intangibles
3,275
-
-
3,275
Goodwill impairment charge
9,000
-
-
9,000
Depreciation expense
53,922
1,185
-
55,107
Other operating expenses
1,683,780
80
(4,822)
1,679,038
Income tax expense
123,146
9,074
110
132,330
Net income $
952,316
$
150,073
$
252
$
1,102,641
Segment assets $
67,326,759
$
5,390,122
$
(5,078,964)
$
67,637,917

December 31, 2021
Banco Popular

Intersegment
(In thousands) de Puerto Rico Popular U.S.

Eliminations
Net interest income $
1,674,589
$
321,154
$
6
Provision for credit losses (benefit)
(136,352)
(56,897)
-
Non-interest income

565,310
24,518
(548)
Amortization of intangibles
2,813
665
-
Depreciation expense
46,539
7,415
-
Other operating expenses
1,285,959
203,892
(544)
Income tax expense
253,479
56,538
-
Net income $
787,461
$
134,059
$
2
Segment assets $
64,336,681
$
10,399,066
$
(31,528)

December 31, 2021
Reportable Total
(In thousands)

Segments
Corporate Eliminations Popular, Inc.
Net interest income (expense) $
1,995,749
$
(38,159)
$
-
$
1,957,590
Provision for credit losses (benefit)
(193,249)
(215)
-
(193,464)
Non-interest income
589,280
56,535
(3,687)
642,128
Amortization of intangibles
3,478
5,656
-
9,134
Depreciation expense
53,954
1,150
-
55,104
Other operating expenses
1,489,307
(545)
(3,725)
1,485,037
Income tax expense (benefit)
310,017
(1,085)
86
309,018
Net income $
921,522
$
13,415
$
(48)
$
934,889
Segment assets $
74,704,219
$
5,458,718
$
(5,065,038)
$
75,097,899
December 31, 2020
Banco Popular

Intersegment
(In thousands) de Puerto Rico Popular U.S.

Eliminations
Net interest income $
1,593,599
$
302,517
$
11
Provision for credit losses
210,955
81,486
-
Non-interest income

445,893
24,285
(553)
Amortization of intangibles
5,634
665
-
Depreciation expense
47,890
9,558
-
Other operating expenses
1,169,816
228,406
(544)
Income tax expense
106,211
7,411
-
Net income (loss) $
498,986
$
(724)
$
2
Segment assets $
55,353,626
$
10,255,954
$
(33,935)

December 31, 2020
Reportable Total
(In thousands)

Segments
Corporate Eliminations Popular, Inc.
Net interest income (expense) $
1,896,127
$
(39,514)
$
-
$
1,856,613
Provision for credit losses
292,441
95
-
292,536
Non-interest income
469,625
46,442
(3,755)
512,312
Amortization of intangibles
6,299
98
-
6,397
Depreciation expense
57,448
1,004
-
58,452
Other operating expenses
1,397,678
(1,212)
(3,486)
1,392,980
Income tax expense (benefit)
113,622
(1,560)
(124)
111,938
Net income $
498,264
$
8,503
$
(145)
$
506,622
Segment assets $
65,575,645
$
5,214,439
$
(4,864,084)
$
65,926,000

Geographic Information
The following information presents selected

financial information based on the

geographic location where the Corporation conducts
its business. The

banking operations of BPPR

are primarily based in

Puerto Rico, where it

has the largest retail

banking franchise.
BPPR

also

conducts

banking

operations

in

the

U.S.

Virgin

Islands,

the

British

Virgin

Islands

and

New

York.

BPPR’s

banking
operations

in

the

United States

include co-branded

credit

cards

offerings

and commercial

lending activities.

BPPR’s

commercial
lending

activities

in

the

U.S.,

through its

New

York

Branch,

include periodic

loan

participations

with

PB.

During

the

year

ended
December 31, 2022, BPPR participated

in loans originated by PB

totaling $
184

million (2021 - $
35

million). At December 31, 2022,
total

assets for

the BPPR

segment

related

to

its

operations in

the United

States

amounted to

$
1.2

billion

(2021 -

$
589

million).
During the year ended December 31, 2022, the

BPPR segment generated approximately $
67.8

million (2021 - $
50.6

million, 2020 -
$
55.3

million)

in

revenues

from

its

operations

in

the

United

States,

including

net

interest

income,

service

charges

on

deposit
accounts and

other service

fees. In

the Virgin

Islands, the

BPPR segment

offers banking

products, including

loans and

deposits.
The BPPR segment

generated $
46.6

million in revenues

(2021 - $
45.4

million, 2020 -

$
44.2

million) from its

operations in the U.S.
and British Virgin Islands.

(In thousands) 2022 2021 2020
Revenues:
[1]
Puerto Rico

$
2,505,988
$
2,136,481
$
1,921,207
United States
480,545
390,201
376,529
Other
77,888
73,036
71,189
Total consolidated

revenues
$
3,064,421
$
2,599,718
$
2,368,925
[1]
Total revenues include

net interest income, service charges on deposit accounts,

other service fees, mortgage banking activities, net

gain on sale
of debt securities, net gain, including impairment on equity securities,

net (loss) profit on trading account debt securities

,

net (loss) gain on sale of
loans, including valuation adjustments on loans held-for-sale,

adjustments to indemnity reserves on loans sold, and

other operating income.
Selected Balance Sheet Information
(In thousands) 2022 2021 2020
Puerto Rico
Total assets $
53,541,427
$
63,221,282
$
54,143,954
Loans
20,884,442
19,770,118
20,413,112
Deposits
51,138,790
57,211,608
47,586,880
United States
Total assets $
12,718,775
$
10,986,055
$
10,878,030
Loans
10,643,964
8,903,493
8,396,983
Deposits
8,182,702
7,777,232
7,672,549
Other
Total assets $
1,377,715
$
890,562
$
904,016
Loans
554,744
626,115
674,556
Deposits
[1]
1,905,735
2,016,248
1,606,911
[1]
Represents deposits from BPPR operations located in the

U.S. and British Virgin Islands.

Note 38 - Popular, Inc. (holding company only) financial information
The following

condensed financial

information presents

the financial

position of

Popular,

Inc. Holding

Company only

at December
31, 2022 and 2021, and the results of its

operations and cash flows for the years ended

December 31, 2022, 2021 and 2020.
Condensed Statements of Condition
December 31,
(In thousands) 2022 2021
ASSETS
Cash and due from banks (includes $
101,753

due from bank subsidiary (2021 - $
79,660
)) $
101,753
$
79,660
Money market investments
77,180
205,646
Debt securities held-to-maturity,

at amortized cost (includes $
3,125

in common

securities from statutory trusts (2021 - $
3,125
))
[1]
3,125
3,125
Equity securities, at lower of cost or realizable value
18,835
19,711
Investment in BPPR and subsidiaries, at equity
2,120,503
3,858,701
Investment in Popular North America and subsidiaries, at

equity
1,879,123
1,834,931
Investment in other non-bank subsidiaries, at equity
335,552
288,736
Other loans

28,196
29,445
Less - Allowance for credit losses
370
96
Premises and equipment
6,411
5,684
Investment in equity method investees
5,350
114,955
Other assets (includes $
6,115

due from subsidiaries and affiliate (2021 - $
6,802
))
34,841
32,810
Total assets

$
4,610,499
$
6,473,308
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable $
403,257
$
401,990
Other liabilities (includes $
2,764

due to subsidiaries and affiliate (2021 - $
6,591
))
113,772
101,923
Stockholders’ equity
4,093,470
5,969,395
Total liabilities and

stockholders’ equity

$
4,610,499
$
6,473,308
[1] Refer to Note 18 to the consolidated financial statements for information on the statutory trusts.

Condensed Statements of Operations
Years ended December 31,
(In thousands) 2022 2021 2020
Income:
Dividends from subsidiaries $
458,000
$
792,000
$
586,000
Interest income (includes $
680

due from subsidiaries and affiliates (2021 - $
828
; 2020 -
$
2,290
))
2,846
4,303
4,949
Earnings from investments in equity method investees
15,688
29,387
17,841
Other operating income
139,191
-
1
Net (loss) gain, including impairment, on equity securities
(4,446)
(525)
1,494
Total income

611,279
825,165
610,285
Expenses:
Interest expense
26,021
36,444
38,528
Provision for credit losses (benefit)
274
(215)
95
Operating expense (income) (includes expenses for services

provided by subsidiaries and
affiliate of $
18,414

(2021 - $
13,546

; 2020 - $
13,140
)), net of reimbursement by subsidiaries
for services provided by parent of $
222,935

(2021 - $
162,019

; 2020 - $
138,729
)
223
5,432
(921)
Total expenses
26,517
41,661
37,702
Income before income taxes and equity in undistributed

earnings (losses) of subsidiaries
584,762
783,504
572,583
Income tax expense
8,723
352
17
Income before equity in undistributed earnings (losses) of subsidiaries
576,038
783,152
572,566
Equity in undistributed earnings (losses) of subsidiaries
526,603
151,737
(65,944)
Net income $
1,102,641
$
934,889
$
506,622
Comprehensive (loss) income, net of tax $
(1,097,218)
$
419,829
$
866,551

Condensed Statements of Cash Flows
Years ended December 31,
(In thousands) 2022 2021 2020
Cash flows from operating activities:
Net income $
1,102,641
$
934,889
$
506,622
Adjustments to reconcile net income to net cash provided

by operating activities:
Equity in (earnings) losses of subsidiaries, net of dividends or distributions
(526,603)
(151,737)
65,944
Provision for credit losses (benefit)
274
(215)
95
Amortization of intangibles
-
5,656
98
Net accretion of discounts and amortization of premiums and

deferred fees

1,250
1,241
1,233
Share-based compensation
9,440
8,895
5,770
Earnings from investments under the equity method, net

of dividends or distributions
(14,170)
(26,360)
(15,510)
(Gain) loss on:
Disposition of stock as part of the Evertec Transactions
(137,813)
-
-
Sale of foreclosed assets, including write-downs
-
59
-
Net increase in:
Equity securities
(339)
(3,662)
(5,305)
Other assets
(1,952)
(1,970)
(8,327)
Net (decrease) increase in:
Interest payable
-
(1,042)
-
Other liabilities
8,257
19,095
2,470
Total adjustments
(661,656)
(150,040)
46,468
Net cash provided by operating activities
440,985
784,849
553,090
Cash flows from investing activities:

Net decrease (increase) in money market investments
129,000
(94,000)
110,000
Proceeds from calls, paydowns, maturities and redemptions

of investment securities held-to-maturity
-
5,601
-
Net repayments on other loans
1,267
1,879
587
Capital contribution to subsidiaries
(54,188)
(12,900)
(10,000)
Return of capital from wholly owned subsidiaries
72,000
-
12,500
Return of capital from equity method investments
-
-
131
Proceeds from Evertec Stock Sale
219,883
-
-
Acquisition of premises and equipment
(2,224)
(1,788)
(2,667)
Proceeds from sale of premises and equipment
1,678
83
285
Proceeds from sale of foreclosed assets
-
87
-
Net cash provided by (used in) investing activities
367,416
(101,038)
110,836
Cash flows from financing activities:

Payments of notes payable
-
(186,664)
-
Proceeds from issuance of common stock
13,479
10,493
15,175
Payments for repurchase of redeemable preferred stock
-
-
(28,017)
Dividends paid
(161,516)
(141,466)
(133,645)
Net payments for repurchase of common stock
(631,965)
(350,656)
(500,705)
Payments related to tax withholding for share-based compensation
(5,771)
(5,107)
(3,394)
Net cash used in financing activities
(785,773)
(673,400)
(650,586)
Net increase in cash and due from banks, and restricted

cash

22,628
10,411
13,340
Cash and due from banks, and restricted cash at beginning

of period
80,305
-
69,894
56,554
Cash and due from banks, and restricted cash at end of

period
$
102,933
$
80,305
$
69,894

Popular, Inc.

(parent company only)

received distributions from

its direct equity

method investees amounting to

$
1.5

million for the
year ended December

31, 2022 (2021

- $
3.0

million; 2020 -

$
2.3

million), of which

$
1.5

million are related

to dividend distributions
(2021

-

$
2.3

million;

2020

-

$
2.3

million).

Also

received

dividend

distributions

from

PNA

amounting

to

$
53.5

million

(2021

-

$
0
million; 2020

- $
0

million) and

from PIBI

amounting to

$
18.5

million (2021

- $
0

million; 2020

- $
12.5

million). PIBI

main source

of
income is derived from its investment in BHD.
Notes payable include junior

subordinated debentures issued by

the Corporation that are

associated to capital securities

issued by
the

Popular Capital

Trust

II

and medium-term

notes. Refer

to

Note 18

for

a description

of

significant provisions

related to

these
junior subordinated

debentures. The following

table presents

the aggregate amounts

by contractual maturities

of notes

payable at
December 31, 2022:

Year (In thousands)
2023 $
299,109
2024
-
2025
-
2026
-
2027
-
Later years
104,148
Total

$
403,257

SIGNATURES
Pursuant to the

requirements of Section

13 or

15 (d)

of the Securities

Exchange Act of

1934, the registrant

has duly caused

this
report to be signed on its behalf by the undersigned,

thereunto duly authorized on March 1, 2023.
POPULAR, INC.
(Registrant)
By: /S/ IGNACIO ALVAREZ
Ignacio Alvarez
President and
Chief Executive Officer
Pursuant to the requirements

of the Securities Exchange Act

of 1934, this report

has been signed below by

the following persons
on behalf of the registrant and in the capacities

and on the dates indicated.
/S/ RICHARD L. CARRIÓN Chairman of the Board 3-1-2023
Richard L. Carrión
Chairman of the Board
/S/ IGNACIO ALVAREZ President, Chief Executive Officer 3-1-2023
Ignacio Alvarez and Director
President and Chief Executive Officer
/S/ CARLOS J. VÁZQUEZ Principal Financial Officer 3-1-2023
Carlos J. Vázquez
Executive Vice President
/S/ JORGE J. GARCÍA Principal Accounting Officer 3-1-2023
Jorge J. García
Senior Vice President and Comptroller
/S/ ALEJANDRO M. BALLESTER Director 3-1-2023
Alejandro M. Ballester
S/ MARÍA LUISA FERRÉ Director 3-1-2023
María Luisa Ferré
/S/ C. KIM GOODWIN Director 3-1-2023
C. Kim Goodwin
/S/ JOAQUÍN E. BACARDÍ, III Director 3-1-2023
Joaquín E. Bacardi, III
/S/ CARLOS A. UNANUE Director 3-1-2023
Carlos A. Unanue
/S/ JOHN W. DIERCKSEN Director 3-1-2023
John W. Diercksen
/S/ MYRNA M. SOTO Director 3-1-2023
Myrna M. Soto
/S/ ROBERT CARRADY Director 3-1-2023
Robert Carrady
/S/ JOSÉ R. RODRÍGUEZ Director 3-1-2023
José R. Rodríguez
/S/ BETTY DEVITA Director 3-1-2023
Betty Devita