Form 10-Q
period 2023-03-31
POPULAR, INC.
filed 2023-05-10
CIK 763901

1
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-Q
[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended

March 31, 2023
or
[ ]

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number:

001-34084
POPULAR, INC.
(Exact name of registrant as specified in its charter)
Puerto Rico
66-0667416
(State or other jurisdiction of Incorporation or (IRS Employer Identification Number)
organization)
Popular Center Building
209 Muñoz Rivera Avenue
Hato Rey
,
Puerto Rico
00918
(Address of principal executive offices) (Zip code)
(
787
)
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
71,974,054

shares outstanding as of May 8, 2023.

POPULAR, INC.
INDEX
Part I – Financial Information Page
Item 1. Financial Statements
Unaudited Consolidated Statements of Financial Condition

at March 31, 2023 and
December 31, 2022 6
Unaudited Consolidated Statements of Operations for

the quarters

ended March 31, 2023 and 2022 7
Unaudited Consolidated Statements of Comprehensive

Income (Loss) for the
quarters

ended March 31, 2023 and 2022
8
Unaudited Consolidated Statements of Changes in Stockholders’

Equity for the
quarters ended March 31, 2023 and 2022 9
Unaudited Consolidated Statements of Cash Flows for

the quarters
ended March 31, 2023 and 2022 11
Notes to Unaudited Consolidated Financial Statements 13
Item 2. Management’s Discussion and Analysis of Financial

Condition and

Results of Operations
117
Item 3. Quantitative and Qualitative Disclosures about

Market Risk

156
Item 4. Controls and Procedures 156
Part II – Other Information
Item 1. Legal Proceedings 157
Item 1A. Risk Factors 157
Item 2. Unregistered Sales of Equity Securities and

Use of Proceeds

157

Item 3. Defaults Upon Senior Securities 158
Item 4. Mine Safety Disclosures 158
Item 5. Other information

158
Item 6. Exhibits 158
Signatures

159

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
●

changes

to

regulatory

capital,

liquidity

and

resolution-related

requirements

applicable

to

financial

institutions

in
response to recent developments affecting the banking sector;
●

the

impact

of

bank

failures

or

adverse

developments

at

other

banks

and

related

negative

media

coverage

of

the
banking industry in general on investor and depositor

sentiment regarding the stability and liquidity of

banks;
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

2022 (the “2022

Form 10-K”), as

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

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
(UNAUDITED)
[UNAUDITED]
March 31, December 31,
(In thousands, except share information) 2023 2022
Assets:
Cash and due from banks $
462,013
$
469,501
Money market investments:

Time deposits with other banks

6,098,288
5,614,595
Total money market investments
6,098,288
5,614,595
Trading account debt securities, at fair value:

Other trading account debt securities
29,839
27,723
Debt securities available-for-sale, at fair

value:
Pledged securities with creditors’ right to repledge

106,094
129,203
Other debt securities available-for-sale
17,067,034
17,675,171
Debt securities held-to-maturity, at amortized cost:
Pledged securities with creditors’ right to repledge

26,676
26,496
Other debt securities held-to-maturity
8,536,376
8,498,870
Debt securities held-to-maturity (fair

value 2023 - $
8,597,920
; 2022 - $
8,440,196
)
8,563,052
8,525,366
Less – Allowance for credit losses
6,792
6,911
Debt securities held-to-maturity, net
8,556,260
8,518,455
Equity securities (realizable value 2023 -

$
186,744
; 2022 - $
196,665
)
185,917
195,854
Loans held-for-sale, at fair value
11,181
5,381
Loans held-in-portfolio
32,645,023
32,372,925
Less – Unearned income
306,650
295,156

Allowance for credit losses
689,120
720,302
Total loans held-in-portfolio, net
31,649,253
31,357,467
Premises and equipment, net
508,007
498,711
Other real estate
91,721
89,126
Accrued income receivable
239,815
240,195
Mortgage servicing rights, at fair value
127,475
128,350
Other assets
1,703,285
1,847,813
Goodwill
827,428
827,428
Other intangible assets
12,149
12,944
Total assets $
67,675,759
$
67,637,917
Liabilities and Stockholders’ Equity
Liabilities:

Deposits:
Non-interest bearing $
15,940,850
$
15,960,557
Interest bearing
45,013,038
45,266,670
Total deposits
60,953,888
61,227,227
Assets sold under agreements to repurchase
123,499
148,609
Other short-term borrowings
-
365,000
Notes payable
1,279,127
886,710
Other liabilities
848,520
916,946
Total liabilities
63,205,034
63,544,492
Commitments and contingencies (Refer

to Note 21)

Stockholders’ equity:

Preferred stock,
30,000,000

shares authorized;
885,726

shares issued and outstanding (2022 -
885,726
)
22,143
22,143
Common stock, $
0.01

par value;
170,000,000

shares authorized;
104,683,010

shares issued (2022 -
104,657,522
) and
71,965,984

shares outstanding (2022 -
71,853,720
)
1,047
1,047
Surplus
4,792,619
4,790,993
Retained earnings
3,982,140
3,834,348
Treasury stock - at cost,
32,717,026

shares (2022 -
32,803,802
)

(2,025,399)
(2,030,178)
Accumulated other comprehensive loss, net

of tax

(2,301,825)
(2,524,928)
Total stockholders’ equity

4,470,725
4,093,425
Total liabilities and stockholders’ equity $
67,675,759
$
67,637,917
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF OPERATIONS
(UNAUDITED)

Quarters ended March 31,
(In thousands, except per share information) 2023 2022
Interest income:
Loans $
541,210
$
426,791
Money market investments
65,724
6,464
Investment securities
132,088
96,466
Total interest income
739,022
529,721
Interest expense:

Deposits
193,215
24,783
Short-term borrowings
2,885
80
Long-term debt
11,266
10,546
Total interest expense
207,366
35,409
Net interest income

531,656
494,312
Provision for credit losses (benefit)
47,637
(15,500)
Net interest income after provision for credit losses

(benefit)
484,019
509,812
Service charges on deposit accounts
34,678
40,713
Other service fees
90,076
77,134
Mortgage banking activities (Refer to Note 10)
7,400
12,865
Net gain (loss), including impairment on equity securities
1,100
(2,094)
Net gain (loss) on trading account debt securities
378
(723)
Adjustments to indemnity reserves on loans sold

612
(745)
Other operating income
27,717
27,542
Total non-interest income
161,961
154,692
Operating expenses:

Personnel costs
198,760
166,996
Net occupancy expenses
26,039
24,723
Equipment expenses
8,412
8,389
Other taxes
16,291
15,715
Professional fees
33,431
36,792
Technology and software expenses
68,559
70,535
Processing and transactional services
33,909
30,953
Communications
4,088
3,673
Business promotion
18,871
15,083
FDIC deposit insurance
8,865
7,372
Other real estate owned (OREO) income
(1,694)
(2,713)
Other operating expenses
24,361
23,930
Amortization of intangibles
795
891
Total operating expenses
440,687
402,339
Income before income tax
205,293
262,165
Income tax expense
46,314
50,479
Net Income $
158,979
$
211,686
Net Income Applicable to Common Stock

$
158,626
$
211,333
Net Income per Common Share - Basic $
2.22
$
2.69
Net Income per Common Share - Diluted $
2.22
$
2.69
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
Quarters ended March 31,
(In thousands) 2023 2022
Net income

$
158,979
$
211,686
Other comprehensive (loss) income before tax:
Foreign currency translation adjustment
(5,245)
(2,858)
Adjustment of pension and postretirement benefit plans
-
2,030
Amortization of net losses of pension and

postretirement benefit plans
4,813
3,911
Unrealized holding gains (losses) on debt securities arising during the period

213,318
(1,219,023)
Amortization of unrealized losses of debt securities

transfer from available-for-sale to held-to-
maturity
42,040
-
Unrealized net (losses) gains on cash flow hedges
(30)
3,888
Reclassification adjustment for net gains included

in net income
(41)
(699)
Other comprehensive income (loss) before tax
254,855
(1,212,751)
Income tax (expense) benefit
(31,752)
140,582
Total other comprehensive income (loss), net of tax
223,103
(1,072,169)
Comprehensive income (loss), net of tax $
382,082
$
(860,483)
Tax effect allocated to each component of other comprehensive income

(loss):
Quarters ended March 31,
(In thousands) 2023 2022
Adjustment of pension and postretirement benefit plans $
-
$
(761)
Amortization of net losses of pension and

postretirement benefit plans
(1,805)
(1,467)
Unrealized holding gains (losses) on debt securities arising during the period

(21,566)
143,193
Amortization of unrealized losses of debt securities

transfer from available-for-sale to held-to-
maturity
(8,407)
-
Unrealized net (losses) gains on cash flow hedges
11
(749)
Reclassification adjustment for net gains included

in net income
15
366
Income tax (expense) benefit $
(31,752)
$
140,582
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated

other
Common
Preferred

Retained Treasury comprehensive
(In thousands) stock stock Surplus earnings stock (loss) income Total
Balance at December 31, 2021 $
1,046
$
22,143
$
4,650,182
$
2,973,745
$
(1,352,650)
$
(325,069)
$
5,969,397
Net income
211,686
211,686
Issuance of stock
-
1,199
1,199
Dividends declared:
Common stock
[1]
(42,074)
(42,074)
Preferred stock
(353)
(353)
Common stock purchases
[2]
(80,000)
(324,920)
(404,920)
Stock based compensation
(270)
8,750
8,480
Other comprehensive loss, net of tax
(1,072,169)
(1,072,169)
Balance at March 31, 2022

$
1,046
$
22,143
$
4,571,111
$
3,143,004
$
(1,668,820)
$
(1,397,238)
$
4,671,246
Balance at December 31, 2022 $
1,047
$
22,143
$
4,790,993
$
3,834,348
$
(2,030,178)
$
(2,524,928)
$
4,093,425
Cumulative effect of accounting change
28,752
28,752
Net income
158,979
158,979
Issuance of stock
1,567
1,567
Dividends declared:
Common stock
[1]
(39,586)
(39,586)
Preferred stock
(353)
(353)
Common stock purchases
-
(2,970)
(2,970)
Stock based compensation
59
7,749
7,808
Other comprehensive income, net of tax
223,103
223,103
Balance at March 31, 2023 $
1,047
$
22,143
$
4,792,619
$
3,982,140
$
(2,025,399)
$
(2,301,825)
$
4,470,725
[1]
Dividends declared per common share during the quarter

ended March 31, 2023 - $
0.55

(2022 - $
0.55
).
[2]
During the quarter

ended March 31,

2022, the Corporation

entered into a

$
400

million accelerated share

repurchase transaction with

respect to
its common stock, which was accounted for as a treasury

stock transaction. Refer to Note 18 for additional information.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
For the quarters ended
March 31, March 31,
Disclosure of changes in number of shares: 2023 2022
Preferred Stock:
Balance at beginning and end of period
885,726
885,726
Common Stock – Issued:
Balance at beginning of period
104,657,522
104,579,334
Issuance of stock
25,488
15,460
Balance at end of period
104,683,010
104,594,794
Treasury stock
(32,717,026)
(28,107,271)
Common Stock – Outstanding
71,965,984
76,487,523
The accompanying notes are an integral part of these Consolidated

Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
(UNAUDITED)
Quarters ended March 31,
(In thousands) 2023 2022
Cash flows from operating activities:
Net income $
158,979
$
211,686
Adjustments to reconcile net income to net cash provided

by operating activities:
Provision for credit losses (benefit)
47,637
(15,500)
Amortization of intangibles
795
891
Depreciation and amortization of premises and equipment
13,842
13,630
Net accretion of discounts and amortization of premiums and

deferred fees

(2,276)
15,843
Interest capitalized on loans subject to the temporary payment moratorium or loss mitigation alternatives
(2,876)
(3,416)
Share-based compensation
7,873
8,276
Fair value adjustments on mortgage servicing rights
1,376
(1,017)
Adjustments to indemnity reserves on loans sold
(612)
745
Earnings from investments under the equity method, net

of dividends or distributions
(8,621)
(15,099)
Deferred income tax (benefit) expense
(2,064)
22,129
(Gain) loss on:
Disposition of premises and equipment and other productive

assets
(2,423)
(2,363)
Sale of loans, including valuation adjustments on loans

held-for-sale and mortgage banking activities
(264)
1,534
Sale of foreclosed assets, including write-downs
(5,228)
(7,566)
Acquisitions of loans held-for-sale
(2,861)
(55,134)
Proceeds from sale of loans held-for-sale
9,148
19,739
Net originations on loans held-for-sale
(21,790)
(98,356)
Net (increase) decrease in:
Trading debt securities
(1,055)
136,941
Equity securities
(3,731)
(111)
Accrued income receivable

314
(1,379)
Other assets
25,072
4,068
Net (decrease) increase in:
Interest payable
(2,846)
(7,106)
Pension and other postretirement benefits obligation
4,038
(196)
Other liabilities
(59,381)
(31,053)
Total adjustments
(5,933)
(14,500)
Net cash provided by operating activities
153,046
197,186
Cash flows from investing activities:

Net (increase) decrease in money market investments
(483,178)
7,467,248
Purchases of investment securities:
Available-for-sale
(3,960,443)
(5,747,659)
Equity
(11,927)
(845)
Proceeds from calls, paydowns, maturities and redemptions

of investment securities:
Available-for-sale
4,909,334
3,109,090
Held-to-maturity
3,818
4,114
Proceeds from sale of investment securities:

Equity
25,595
4,585
Net disbursements on loans
(155,538)
(236,365)
Proceeds from sale of loans
3,276
752
Acquisition of loan portfolios
(145,735)
(119,479)
Return of capital from equity method investments
249
-
Acquisition of premises and equipment
(36,062)
(15,205)
Proceeds from sale of:
Premises and equipment and other productive assets
1,972
578
Foreclosed assets
21,417
23,631
Net cash provided by investing activities
172,778
4,490,445

Cash flows from financing activities:

Net decrease in:
Deposits
(293,780)
(4,141,068)
Assets sold under agreements to repurchase

(25,110)
(18,784)
Other short-term borrowings
(365,000)
(75,000)
Payments of notes payable
(1,000)
(1,000)
Principal payments of finance leases
(804)
(833)
Proceeds from issuance of notes payable
394,178
-
Proceeds from issuance of common stock
1,567
1,199
Dividends paid
(39,878)
(36,289)
Net payments for repurchase of common stock
(282)
(400,604)
Payments related to tax withholding for share-based compensation
(2,688)
(4,316)
Net cash used in financing activities
(332,797)
(4,676,695)
Net (decrease) increase in cash and due from banks, and

restricted cash
(6,973)
10,936
Cash and due from banks, and restricted cash at beginning

of period
476,159
434,512
Cash and due from banks, and restricted cash at the end of

the period
$
469,186
$
445,448
The accompanying notes are an integral part of these Consolidated

Financial Statements.

Notes to Consolidated Financial

Statements

(Unaudited)
Note 1 - Nature of operations 14
Note 2 - Basis of presentation 15
Note 3 - New accounting pronouncements 16
Note 4 -
Summary of significant accounting policies

19
Note 5 -
Restrictions on cash and due from banks and

certain securities
20
Note 6 - Debt securities available-for-sale 21
Note 7 - Debt securities held-to-maturity 24
Note 8 - Loans 28
Note 9 - Allowance for credit losses – loans held-in-
portfolio
37
Note 10 - Mortgage banking activities 64
Note 11 - Transfers of financial assets and mortgage
servicing assets
65
Note 12 - Other real estate owned 68
Note 13 - Other assets 69
Note 14 -
Goodwill and other intangible assets

70
Note 15 - Deposits 72
Note 16 - Borrowings 73
Note 17 - Other liabilities 75
Note 18 - Stockholders’ equity 76
Note 19 -
Other comprehensive loss

77
Note 20 - Guarantees 79
Note 21 - Commitments and contingencies 81
Note 22- Non-consolidated variable interest entities 87
Note 23 - Related party transactions 89
Note 24 - Fair value measurement 91
Note 25 - Fair value of financial instruments 97
Note 26 - Net income per common share 100
Note 27 - Revenue from contracts with customers 101
Note 28 - Leases 103
Note 29 - Pension and postretirement benefits 105
Note 30 - Stock-based compensation 106
Note 31 - Income taxes 108
Note 32 - Supplemental disclosure on the consolidated
statements of cash flows
112
Note 33 - Segment reporting 113

Note 1 – Nature of Operations
Nature of Operations
Popular,

Inc. (the

“Corporation” or

“Popular”) is

a diversified,

publicly-owned financial

holding company

subject to

the supervision
and

regulation

of

the

Board

of

Governors

of

the

Federal

Reserve

System.

The

Corporation

has

operations

in

Puerto

Rico,

the
mainland United

States (“U.S.”)

and the

U.S. and

British Virgin

Islands. In

Puerto Rico,

the Corporation

provides retail,

mortgage,
and

commercial

banking

services,

through

its

principal

banking

subsidiary,

Banco

Popular

de

Puerto

Rico

(“BPPR”),

as

well

as
investment

banking,

broker-dealer,

auto

and

equipment

leasing

and

financing,

and

insurance

services

through

specialized
subsidiaries. In

the U.S.

mainland, the

Corporation provides

retail, mortgage,

commercial banking

services, as

well as

equipment
leasing

and

financing,

through

its

New

York-chartered

banking

subsidiary,

Popular

Bank

(“PB”

or

“Popular

U.S.”),

which

has
branches located in New York, New Jersey, and Florida.

Note 2 – Basis of Presentation
Basis of Presentation
The consolidated interim financial statements have been prepared without audit. The Consolidated Statement of Financial Condition data at

December 31,

2022 was

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
December 31, 2022, included

in the 2022 Form

10-K. Operating results for

the interim periods disclosed herein

are not necessarily
indicative of the results that may be expected for

a full year or any future period.
The Corporation embarked on a

broad-based multi-year, technological and

business process transformation during the second

half
of 2022. The needs and expectations of

the Corporation’s clients, as well as

the competitive landscape, have evolved, requiring the
Corporation to

make

important

investments

in

its

technological infrastructure

and

adopt

more

agile

practices.

The

Corporation’s
technology and business transformation will be

a significant priority for the Corporation over the next

three years and beyond.
As

part

of

this

transformation,

the

Corporation

aims

to

expand

its

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

the Consolidated

Financial Statements

and
related disclosures have been reclassified to conform

to the current presentation.

The following table provides the detail of

the reclassifications for each respective quarter:
31-Mar-22
Financial statement line item As reported Adjustments Adjusted
Equipment expenses $
23,479
$
(15,090)
$
8,389
Professional services
108,497
(71,705)
36,792
Technology and

software expenses
-
70,535
70,535
Processing and transactional services
-
30,953
30,953
Communications
6,147
(2,474)
3,673
Other expenses
36,149
(12,219)
23,930
Net effect on operating expenses $
174,272
$
-
$
174,272
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
January 1, 2023
The

Corporation

was

not

impacted

by
the

adoption

of

ASU

2022-05

during
the

first

quarter

of

2023

since

it

does
not

hold

Long-Duration

Contracts
(LDTI).
FASB ASU 2022-04,
Liabilities—Supplier
Finance Programs
(Subtopic 405-50)
Disclosure of Supplier
Finance Program
Obligations
The

FASB

issued

ASU

2022-04

in
September 2022, which requires to disclose
information

about

the

use

of

supplier
finance

programs

in

connection

with

the
purchase of goods and services.
January 1, 2023
The

Corporation

was

not

impacted

by
the

adoption

of

ASU

2022-04

during
the

first

quarter

of

2023

since

it

does
not use supplier finance programs.
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

January 1, 2023
The Corporation adopted ASU

2022-02
during

the

first

quarter

of

2023.

The
adoption

of

this

standard

resulted

in
enhanced disclosure for

loans modified
to

borrowers

with

financial

difficulties
and

the

disclosure

of

period

gross
charge

offs

by

vintage

year.

The
Corporation

anticipates

that

there

will
be

loans

subject

to

disclosure

under
the

new

standard

that

did

not

qualify
under

the

prior

guidance

given

the
removal of

the concession

requirement
for

such

disclosures.

The

amended
guidance eliminated

the requirement to
measure

the

effect

of

the

concession
from

a loan

modification, for

which the
Corporation

used

a

discounted

cash
flow

(“DCF”)

model.

The

impact

of
discontinuing the use of the DCF model
to

measure

the

concession

resulted in
a

release

of

the

allowance

for

credit
losses

("ACL")

of

$
46

million,

mainly
related

to

mortgage

loans

for

which
modifications

mostly

included

a
reduction

in

contractual

interest

rates
and

given

the

extended

maturity

term
of

these

loans,

this

resulted

in

an
increase

in

the

ACL

in

the

period

of
modification. For

the

transition

method
related

to

the

recognition

and
measurement of TDRs, the Corporation
has

elected

to

apply

the

modified
retrospective approach for the

adoption
of

this

standard.

Accordingly,

this
presented

an

adjustment

increase

of
$
29

million,

net

of

tax

effect,

to

the
beginning balance

of retained

earnings
on January 1, 2023.

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

was

not

impacted

by
the adoption of ASU 2022-01 during the
first

quarter

of

2023

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
January 1, 2023
The

Corporation

was

not

impacted

by
the adoption of ASU 2021-08 during the
first

quarter

of

2023,

however,

it

will
consider

this

guidance

for

revenue
contracts with customers recognized as
part

of

business

combinations

entered
into on or after the effective date.

Accounting Standards Updates Not Yet Adopted
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2023-02,
Investments—Equity
Method and Joint
Ventures (Topic 323) -
Accounting for
Investments in Tax Credit
Structures Using the
Proportional Amortization
Method
The

FASB

issued

ASU

2023-02

in

March
2023,

which

amend

topic

ASC

323

by
permitting

the

election

to

apply

the
proportional amortization method to account
for

tax

equity

investments

that

generate
income

tax

credits

through

investment

in
low-income-housing

tax

credit

(LIHTC)
structures

and

other

tax

credit

programs

if
certain

conditions

are

met.

The

ASU

also
eliminates

the

application

of

the

subtopic
323-740

to

LIHTC

investment

not
accounted

for

using

the

proportional
amortization

method

and

instead

requires
the use of other guidance.
January 1, 2024
The Corporation

is currently

evaluating
the

impact

that

the

adoption

of

this
guidance

will

have

on

its

financial
statements

and

presentation

and
disclosures.
FASB ASU 2023-01,
Leases (Topic 842),
Lessors – Common
Control Arrangements
The

FASB

issued

ASU

2023-01

in

March
2023,

which

amends

ASC

Topic

842

and
requires

to

amortize

leasehold
improvements

associated

with

common
control

leases

over

the

useful

life

of

the
leasehold

improvements

to

the

common
control group as long

as the lessee controls
the

use

of

the

underlying assets

through a
lease.

In

addition,

the

ASU

requires
companies

to

account

for

leasehold
improvements

associated

with

common
control leases as a transfer between entities
under

common

control

through

an
adjustments

to

equity

if,

and

when,

the
lessee

no

longer

controls

the

use

of

the
underlying asset.
January 1, 2024
The Corporation

is currently

evaluating
the

impact

that

the

adoption

of

this
guidance

will

have

on

its

financial
statements

and

presentation

and
disclosures.
For other recently issued Accounting Standards

Updates not yet effective, refer to Note 3

to the Consolidated Financial Statements
included in the 2022 Form 10-K.

Note 4 – Summary of significant accounting

policies
The

accounting

and

financial

reporting

policies

of

Popular,

Inc.

and

its

subsidiaries

(the

“Corporation”) conform

with

accounting
principles generally accepted

in the

United States of

America and with

prevailing practices within

the financial services

industry.

A
description of the significant accounting and

financial reporting policies can be found on Note 2

to the 2022 Form 10-K.

In connection with the implementation of the Accounting Standards Update (“ASU”) 2022-02, the Corporation has modified its policy related to

loan modifications.

As discussed

in Note

3, the

new accounting

guidance eliminates

the recognition

and measurement
principle of

TDRs.

The Corporation

has

also made

changes to

certain of

its

accounting policies

related to

its

loans portfolio

and
allowance for credit losses in connection with

this accounting standards update.

A

modification is

subject to

disclosure under

the new

ASU when

the Corporation

separately concludes

that both

of the

following
conditions exist:

1) the

debtor is experiencing

financial difficulties 2)

the modification constitutes

a reduction

in the

interest rate

on
the loan, a payment extension, a forgiveness of principal, or a more-than-insignificant payment delay. Determination that a borrower is experiencing

financial difficulties

involves a

degree of

judgment. The identification

of loan

modifications to

debtors with

financial
difficulties is critical in the determination of the adequacy of the ACL.

The

ASU

also

eliminates

the

requirement to

use

a

DCF

approach

to

estimated

credit

losses

for

modified

loans

with

borrowers
experiencing financial difficulties. The

entity can apply

a methodology similar to

the one used for

loans that were not

modified. The
Corporation applied a modified retrospective transition method for the implementation of ASU 2022-02 which resulted in a reduction
of approximately $
46

million, $
29

million net of tax, in the reserve which was recorded as an

adjustment to the beginning balance of
retained earnings.
A
loan modified

with financial

difficulties is

typically in

non-accrual status

at the

time of

the modification.

These loans

continue in
non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (at least six
months of sustained performance after the modification (or one year for loans providing for quarterly or semi-annual payments)) and management has concluded that it is probable

that the borrower would not be in payment

default in the foreseeable

future.
Refer

to

Note

9

to

the

Consolidated

Financial

Statements

for

additional

qualitative

information

on

loan

modifications

and

the
Corporation’s determination of the ACL.
Refer below for changes in accounting policies due

to the adoption of the new ASU and other

policy adoptions:
Loans

Effective on January 1, 2023,

newly originated mortgage loans held-for-sale are stated at fair value, with changes recorded through
earnings.

Previously held-for-sale

were carried

at

the lower

of

its cost

or market

value. Fair

value is

generally determined

in the
aggregate and

is measured

based on

current market

prices for

similar loans,

outstanding investor

commitments, prices

of recent
sales

or

discounted

cash

flow

analyses

which

utilize

inputs

and

assumptions

which

are

believed

to

be

consistent

with

market
participants’ views.

Derivative instruments
Effective on

January 1,

2023, the

Corporation discontinued

the hedge

accounting treatment

of certain

forward contracts

for which
the

changes

in

fair

value

were

recorded,

net

of

taxes,

in

accumulated

other

comprehensive

income/(loss)

and

subsequently
reclassified to net

income (loss) in

the same

period that the

hedged transaction impacted

earnings. As a

result of this

change, the
changes in the fair

value of these forward contracts

are being recorded through net

income (loss). The Corporation utilizes

forward
contracts to hedge the

sale of mortgage-backed securities with

duration terms over one month.

Interest rate forwards are contracts
for the delayed delivery of securities, which the seller agrees to deliver on a specified future date at a specified price or yield. These
forward contracts are hedging a forecasted transaction

and thus qualify for cash flow hedge accounting.

Based

on

the

election

to

apply

fair

value

accounting

for

its

mortgage

loans

held

for

sale,

effective

on

January

1,

2023,

the
Corporation discontinued

the

hedge accounting

since

the

changes

in

the

fair

value

of

the

loans

is

expected

to

be

offset

by

the
changes in the fair value of the forward

contract, both of which are now recorded through

net income (loss).

Note 5 - Restrictions on cash and due from

banks and certain securities
BPPR is

required by

regulatory agencies

to maintain

average reserve

balances with

the Federal

Reserve Bank

of New

York

(the
“Fed”) or other banks.

Those required average reserve balances amounted

to $
2.8

billion at March 31, 2023

(December 31, 2022 -
$
2.8

billion). Cash

and due

from banks,

as well

as other

highly liquid

securities, are

used to

cover the

required average

reserve
balances.

At March 31,

2023, the Corporation

held $
72

million in restricted

assets in the

form of funds

deposited in money

market accounts,
debt

securities

available

for

sale

and

equity

securities

(December

31,

2022

-

$
80

million).

The

restricted

assets

held

in

debt
securities available for sale and equity securities consist primarily of assets held for the Corporation’s non-qualified retirement plans
and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 6 – Debt securities available-for-sale
The following tables present

the amortized cost, gross

unrealized gains and losses,

approximate fair value, weighted average

yield
and contractual maturities of debt securities available-for-sale at March 31, 2023 and December 31, 2022.

At March 31, 2023
Gross Gross Weighted
Amortized unrealized unrealized
Fair

average
(In thousands) cost
gains

losses value yield
U.S. Treasury securities
Within 1 year $
4,724,780
$
622
$
50,140
$
4,675,262
2.69
%
After 1 to 5 years
5,991,694
43
308,049
5,683,688
1.33
After 5 to 10 years
308,525
-
32,728
275,797
1.63
Total U.S. Treasury

securities
11,024,999
665
390,917
10,634,747
1.92
Collateralized mortgage obligations - federal agencies
After 1 to 5 years
13,109
-
733
12,376
1.58
After 5 to 10 years
34,671
-
2,230
32,441
1.80
After 10 years
123,200
34
9,279
113,955
2.56
Total collateralized

mortgage obligations - federal agencies
170,980
34
12,242
158,772
2.33
Mortgage-backed securities
Within 1 year
460
-
3
457
3.37
After 1 to 5 years
71,211
14
2,721
68,504
2.36
After 5 to 10 years
837,061
47
52,682
784,426
2.19
After 10 years
6,610,019
1,220
1,086,066
5,525,173
1.63
Total mortgage-backed

securities

7,518,751
1,281
1,141,472
6,378,560
1.70
Other
After 1 to 5 years
1,049
-
-
1,049
3.98
Total other

1,049
-
-
1,049
3.98
Total debt securities

available-for-sale
[1] $
18,715,779
$
1,980
$
1,544,631
$
17,173,128
1.84
%
[1]

Includes $
10.3

billion pledged to secure government and trust

deposits, assets sold under agreements to repurchase, credit facilities and loan
servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $
9.4

billion serve as collateral for public
funds.

The Corporation had unpledged Available for Sale

securities with a fair value of

$
6.7

billion that could be used to increase its borrowing
facilities.

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
498,278
11,180,948
1.78
Collateralized mortgage obligations - federal agencies
After 1 to 5 years
3,914
-
213
3,701
1.77
After 5 to 10 years
47,979
-
3,428
44,551
1.73
After 10 years
127,639
24
10,719
116,944
2.53
Total collateralized

mortgage obligations - federal agencies
179,532
24
14,360
165,196
2.30
Mortgage-backed securities
After 1 to 5 years
74,328
11
3,428
70,911
2.33
After 5 to 10 years
866,757
43
58,997
807,803
2.16
After 10 years
6,762,150
932
1,184,626
5,578,456
1.61
Total mortgage-backed

securities

7,703,235
986
1,247,051
6,457,170
1.68
Other
After 1 to 5 years
1,062
-
2
1,060
3.98
Total other

1,062
-
2
1,060
3.98
Total debt securities

available-for-sale
[1]
$
19,562,549
$
1,516
$
1,759,691
$
17,804,374
1.75
%
[1] Includes $
11.3

billion pledged to secure government and trust deposits,

assets sold under agreements to repurchase, credit facilities and loan
servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $
10.3

billion serve as collateral for
public funds. The Corporation had unpledged Available

for Sale securities with a fair value of

$
6.4

billion that could be used to increase its
borrowing facilities.
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

31, 2023 and 2022.

The

following

tables

present

the

Corporation’s

fair

value

and

gross

unrealized

losses

of

debt

securities

available-for-sale,
aggregated by investment category and length of

time that individual securities have been in a continuous

unrealized loss position at
March 31, 2023 and December 31, 2022.
At March 31, 2023
Less than 12 months 12 months or more Total
Gross Gross Gross
Fair

unrealized
Fair

unrealized
Fair

unrealized
(In thousands)
value

losses
value

losses
value

losses
U.S. Treasury securities $
2,162,329
$
42,295
$
6,598,099
$
348,622
$
8,760,428
$
390,917
Collateralized mortgage obligations - federal agencies

42,946
1,526
113,220
10,716
156,166
12,242
Mortgage-backed securities
440,122
22,396
5,881,221
1,119,076
6,321,343
1,141,472
Total debt securities

available-for-sale in an unrealized loss position

$
2,645,397
$
66,217
$
12,592,540
$
1,478,414
$
15,237,937
$
1,544,631
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

$
7,907,905
$
437,310
$
7,929,428
$
1,322,381
$
15,837,333
$
1,759,691
As of March 31, 2023, the portfolio of available-for-sale debt securities reflects gross unrealized losses of approximately $
1.5

billion,
driven mainly by fixed-rate U.S. Treasury Securities and

mortgage-backed securities, which have been impacted by a decline in fair value as a result of the rising interest rate

environment.

The portfolio of available-for-sale debt securities is comprised mainly of U.S
Treasuries and obligations from the U.S. Government, its agencies or government sponsored entities, including FNMA, FHMLC and
GNMA. As discussed in Note 2 to the Consolidated Financial Statements in the 2022

Form 10-K, these securities carry an explicit or
implicit guarantee from the U.S. Government, are highly rated by major rating agencies, and have a long history

of no credit losses.
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

2023 and

December 31,
2022.
At March 31, 2023
Allowance
Carrying
Value

Gross

Gross

Weighted
Amortized

Book
[1]
for Credit
Net of

unrealized unrealized
Fair

average
(In thousands) cost Value Losses Allowance
gains

losses value yield
U.S. Treasury securities

Within 1 year $
649,391
$
649,391
$
-
$
649,391
$
-
$
6,923
$
642,468
2.75
%
After 1 to 5 years
6,591,199
6,043,507
-
6,043,507
49,211
28,571
6,064,147
1.45
After 5 to 10 years
2,043,395
1,801,754
-
1,801,754
25,736
-
1,827,490
1.44
Total U.S. Treasury

securities
9,283,985
8,494,652
-
8,494,652
74,947
35,494
8,534,105
1.54
Obligations of Puerto Rico, States and
political subdivisions
Within 1 year
4,730
4,730
21
4,709
18
3
4,724
6.15
After 1 to 5 years
15,805
15,805
212
15,593
119
115
15,597
3.83
After 5 to 10 years
1,025
1,025
34
991
34
-
1,025
5.80
After 10 years
40,865
40,865
6,525
34,340
4,423
2,270
36,493
1.40
Total obligations of

Puerto Rico, States and
political subdivisions
62,425
62,425
6,792
55,633
4,594
2,388
57,839
2.45
Collateralized mortgage obligations - federal
agencies
After 1 to 5 years
16
16
-
16
1
-
17
6.44
Total collateralized

mortgage obligations -
federal agencies
16
16
-
16
1
-
17
6.44
Securities in wholly owned statutory business
trusts
After 10 years
5,959
5,959
-
5,959
-
-
5,959
6.33
Total securities

in wholly owned statutory
business trusts
5,959
5,959
-
5,959
-
-
5,959
6.33
Total debt securities

held-to-maturity [2]
$
9,352,385
$
8,563,052
$
6,792
$
8,556,260
$
79,542
$
37,882
$
8,597,920
1.55
%
[1]
Book value includes $
789

million of net unrealized loss which remains in Accumulated

other comprehensive income (AOCI) related to certain
securities transferred from available-for-sale securities

portfolio to the held-to-maturity securities portfolio as

discussed in Note 6.
[2]
Includes $
7.1

billion pledged to secure public and trust deposits that

the secured parties are not permitted to sell or repledge

the collateral.

The
Corporation had unpledged held-to-maturities securities with a fair value of

$
1.3

billion that could be used to increase

its borrowing facilities.

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
-
80,866
8,372,601
1.54
Obligations of Puerto Rico, States and
political subdivisions `
Within 1 year
4,530
4,530
8
4,522
5
-
4,527
6.08
%
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
[2]
Includes $
6.9

billion pledged to secure public and trust deposits that

the secured parties are not permitted to sell or repledge

the collateral. The
Corporation had unpledged held-to-maturities securities with a fair value of

$
1.5

billion that could be used to increase its borrowing

facilities.
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

in the 2022

Form 10-K, U.S.

Treasury securities carry

an explicit
guarantee

from

the

U.S.

Government

are

highly

rated

by

major

rating

agencies,

and

have

a

long

history

of

no

credit

losses.
Accordingly, the Corporation applies a zero-credit loss assumption and no ACL for these securities has been established.
At March 31, 2023

and December 31, 2022, the

“Obligations of Puerto Rico, States and

political subdivisions” classified as held-to-
maturity,

includes

securities

issued by

municipalities

of

Puerto

Rico

that

are

generally

not

rated

by

a

credit

rating

agency.

This
includes $
22

million of general and special obligation bonds issued by three municipalities of Puerto Rico, that are payable primarily
from

certain

property

taxes

imposed

by

the

issuing

municipality

(December

31,

2022

-

$
25

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

At March 31, 2023 At December 31, 2022
(In thousands)
Securities issued by Puerto Rico municipalities
Watch $
2,905
$
13,735
Pass
18,655
10,925
Total $
21,560
$
24,660
At

March

31,

2023,

the

portfolio

of

“Obligations

of

Puerto

Rico,

States

and

political

subdivisions”

also

includes

$
41

million

in
securities

issued

by

the

Puerto

Rico

Housing

Finance

Authority

(“HFA”),

a

government

instrumentality,

for

which

the

underlying
source of payment is second mortgage loans in Puerto Rico

residential properties (not the government), but for which HFA, provides a guarantee

in the

event of default

and upon the

satisfaction of certain

other conditions (December

31, 2022 -

$
42

million). These
securities

are

not

rated

by

a

credit

rating

agency.

The

Corporation assesses

the

credit

risk

associated

with

these

securities

by
evaluating

the

refreshed

FICO

scores

of

a

representative sample

of

the

underlying borrowers.

At

March

31,

2023,

the

average
refreshed FICO

score

for the

representative sample,

comprised of
66
%

of

the

nominal value

of the

securities, used

for the

loss
estimate was

of
707

(compared to
65
%

and
707
,

respectively,

at December

31, 2022).

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

Refer to

Note 21
to the

Consolidated Financial

Statements
for additional

information on

the Corporation’s

exposure to

the Puerto
Rico Government.
Delinquency status
At March 31, 2023 and December 31, 2022, there were
no

securities held-to-maturity in past due or non-performing

status.
Allowance for credit losses on debt securities held-to-maturity
The following table provides the

activity in the allowance for

credit losses related to debt securities

held-to-maturity by security type
at March 31, 2023 and March 31, 2022:

For the quarters ended March 31,

2023 2022
(In thousands) Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance $
6,911
$
8,096
Provision for credit losses (benefit)
(119)
(252)
Securities charged-off
-
-
Recoveries
-
-
Ending balance $
6,792
$
7,844
The

allowance

for

credit

losses

for

the

Obligations

of

Puerto

Rico,

States

and

political

subdivisions

includes

$
0.3

million

for
securities issued by municipalities of

Puerto Rico, and $
6.5

million for bonds issued by

the Puerto Rico HFA,

which are secured by
second mortgage loans on

Puerto Rico residential properties (compared to

$
0.3

million and $
6.6

million, respectively, at

December
31, 2022).

Note 8 – Loans
For

a

summary

of the

accounting policies

related to

loans, interest

recognition

and

allowance for

credit

losses

refer to

Note

2

-
Summary of Significant Accounting Policies of the 2022

Form 10-K.
During the

quarter ended

March 31,

2023, the

Corporation recorded purchases

(including repurchases)

of mortgage

loans of

$
76
million,

consumer

loans

of

$
27

million

and

commercial

loans

of

$
45

million;

compared

to

purchases

(including

repurchases)

of
mortgage loans of

$
82

million, which include

$
3

million in PCD

loans, and consumer

loans of $
91

million during the

quarter ended
March 31, 2022.

The

Corporation performed

whole-loan

sales

involving

approximately $
10

million

of

residential mortgage

loans

and

$
2

million

of
commercial and construction loans

during the quarter ended

March 31, 2023 (March

31, 2022 -

$
19

million of residential mortgage
loans

and

$
1

million

of

commercial

loans).

Also,

during

the

quarter

ended

March

31,

2023,

the

Corporation

securitized
approximately $
1

million of mortgage

loans into Government

National Mortgage Association (“GNMA”)

mortgage-backed securities
and $
10

million of mortgage

loans into Federal

National Mortgage Association

(“FNMA”) mortgage-backed securities, compared

to
$
78

million and $
58

million, respectively, during the quarter ended March 31, 2022.

Delinquency status
The following tables present the

amortized cost basis of loans

held-in-portfolio (“HIP”), net of unearned

income, by past due status,
and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at
March 31, 2023 and December 31, 2022.

March 31, 2023
BPPR
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual
Accruing

(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
650
$
-
$
185
$
835
$
291,971
$
292,806
$
185
$
-
Commercial real estate:
Non-owner occupied
2,739
1,584
22,856
27,179
2,858,304
2,885,483
22,856
-
Owner occupied
21,496
-
37,779
59,275
1,438,228
1,497,503
37,779
-
Commercial and industrial
17,934
793
31,847
50,574
3,883,859
3,934,433
30,132
1,715
Construction
8,081
-
-
8,081
147,268
155,349
-
-
Mortgage
183,187
81,729
515,752
780,668
5,336,016
6,116,684
224,075
291,677
Leasing
12,301
2,605
6,103
21,009
1,593,335
1,614,344
6,103
-
Consumer:
Credit cards
7,162
5,823
12,061
25,046
1,021,129
1,046,175
-
12,061
Home equity lines of credit
-
-
-
-
2,865
2,865
-
-
Personal
14,131
8,990
17,427
40,548
1,572,370
1,612,918
17,412
15
Auto
60,324
12,684
39,516
112,524
3,405,416
3,517,940
39,516
-
Other
1,264
49
1,091
2,404
127,608
130,012
921
170
Total $
329,269
$
114,257
$
684,617
$
1,128,143
$
21,678,369
$
22,806,512
$
378,979
$
305,638
March 31, 2023
Popular U.S.
Past due Past due 90 days or more
30-59 60-89 90 days
Total

Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
-
$
-
$
421
$
421
$
2,043,130
$
2,043,551
$
421
$
-
Commercial real estate:
Non-owner occupied
16,033
-
207
16,240
1,748,952
1,765,192
207
-
Owner occupied
18,042
-
5,095
23,137
1,497,947
1,521,084
5,095
-
Commercial and industrial
13,779
3
5,570
19,352
2,045,857
2,065,209
5,325
245
Construction
7,165
-
-
7,165
536,482
543,647
-
-
Mortgage
22,041
1,499
14,719
38,259
1,250,964
1,289,223
14,719
-
Consumer:
Credit cards
-
-
-
-
21
21
-
-
Home equity lines of
credit
496
70
4,618
5,184
61,838
67,022
4,618
-
Personal
1,900
1,259
2,505
5,664
222,487
228,151
2,505
-
Other
2
-
514
516
8,245
8,761
514
-
Total $
79,458
$
2,831
$
33,649
$
115,938
$
9,415,923
$
9,531,861
$
33,404
$
245

March 31, 2023
Popular, Inc.
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP
[2] [3]
loans loans
Commercial multi-family $
650
$
-
$
606
$
1,256
$
2,335,101
$
2,336,357
$
606
$
-
Commercial real estate:
Non-owner occupied
18,772
1,584
23,063
43,419
4,607,256
4,650,675
23,063
-
Owner occupied
39,538
-
42,874
82,412
2,936,175
3,018,587
42,874
-
Commercial and industrial
31,713
796
37,417
69,926
5,929,716
5,999,642
35,457
1,960
Construction
15,246
-
-
15,246
683,750
698,996
-
-
Mortgage
[1]
205,228
83,228
530,471
818,927
6,586,980
7,405,907
238,794
291,677
Leasing
12,301
2,605
6,103
21,009
1,593,335
1,614,344
6,103
-
Consumer:
Credit cards
7,162
5,823
12,061
25,046
1,021,150
1,046,196
-
12,061
Home equity lines of credit
496
70
4,618
5,184
64,703
69,887
4,618
-
Personal
16,031
10,249
19,932
46,212
1,794,857
1,841,069
19,917
15
Auto
60,324
12,684
39,516
112,524
3,405,416
3,517,940
39,516
-
Other
1,266
49
1,605
2,920
135,853
138,773
1,435
170
Total $
408,727
$
117,088
$
718,266
$
1,244,081
$
31,094,292
$
32,338,373
$
412,383
$
305,883
[1]
It is the Corporation’s policy to report delinquent residential mortgage loans insured by Federal Housing Administration

(“FHA”) or guaranteed by
the U.S. Department of Veterans Affairs

(“VA”) as accruing loans past

due 90 days or more as opposed to non-performing

since the principal
repayment is insured.

These balances include $
167

million of residential mortgage loans insured by

FHA or guaranteed by the VA that

are no
longer accruing interest as of March 31, 2023. Furthermore, the

Corporation has approximately $
40

million in reverse mortgage loans which are
guaranteed by FHA, but which are currently not accruing interest.

Due to the guaranteed nature of the loans, it is

the Corporation’s policy to
exclude these balances from non-performing assets.
[2] Loans held-in-portfolio are net of $
307

million in unearned income and exclude $
11

million in loans held-for-sale.
[3] Includes $
7.7

billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or

repledge the collateral,
of which $
5.1

billion were pledged at the Federal Home Loan Bank

("FHLB") as collateral for borrowings and $
2.6

billion at the Federal Reserve
Bank ("FRB") for discount window borrowings. The Corporation had an available borrowing facility with the FHLB and

the discount window of
Federal Reserve Bank of New York

of $
2.8

billion and $
1.5

billion, respectively, as of

March 31, 2023.

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

(FHLB) as collateral for borrowings and $
2.6

billion at the Federal Reserve
Bank (FRB) for discount window borrowings. The Corporation

had an available borrowing facility with the FHLB and

the discount window of
Federal Reserve Bank of New York

of $
2.1

billion and $
1.4

billion, respectively, as of December

31, 2022.
Recognition of interest income on mortgage loans is generally discontinued when loans are 90 days or more in arrears on payments of principal or interest. The Corporation discontinues the recognition of interest income on residential mortgage loans insured by the
FHA or

guaranteed by

VA

when 15

months delinquent

as to

principal or

interest, since

the principal

repayment on

these loans

is
insured.
At March

31, 2023, mortgage

loans held-in-portfolio include

$
2.0

billion (December 31,

2022 -

$
2
.0 billion)

of loans

insured by the
FHA, or guaranteed by the VA of which $
0.3

billion (December 31, 2022 - $
0.3

billion) are 90 days or more past due. The portfolio of
guaranteed loans includes $
167

million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of March
31, 2023

(December 31, 2022

- $
190

million). The Corporation

has approximately $
40

million in

reverse mortgage loans

in Puerto
Rico

which are

guaranteed by

FHA,

but which

are currently

not

accruing interest

at

March 31,

2023 (December

31, 2022

- $
42
million).
Loans with a delinquency status of

90 days past due as of

March 31, 2023 include $
7

million in loans previously pooled into GNMA
securities

(December

31,

2022

-

$
14

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

The following tables present the amortized cost basis

of non-accrual loans as of March 31, 2023

and December 31, 2022 by class of
loans:

March 31, 2023
BPPR Popular U.S. Popular, Inc.
(In thousands)
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Commercial multi-family $
-
$
185
$
-
$
421
$
-
$
606
Commercial real estate non-owner occupied
19,324
3,532
-
207
19,324
3,739
Commercial real estate owner occupied
24,513
13,266
5,095
-
29,608
13,266
Commercial and industrial
17,551
12,581
-
5,325
17,551
17,906
Mortgage
103,316
120,759
227
14,492
103,543
135,251
Leasing
194
5,909
-
-
194
5,909
Consumer:

HELOCs
-
-
-
4,618
-
4,618

Personal

5,122
12,290
-
2,505
5,122
14,795

Auto

1,117
38,399
-
-
1,117
38,399

Other
263
658
-
514
263
1,172
Total $
171,400
$
207,579
$
5,322
$
28,082
$
176,722
$
235,661
December 31, 2022
BPPR Popular U.S. Popular, Inc.
(In thousands)
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Commercial multi-family $
-
$
242
$
-
$
-
$
-
$
242
Commercial real estate non-owner occupied
15,639
8,023
1,454
-
17,093
8,023
Commercial real estate owner occupied
9,070
14,920
5,095
-
14,165
14,920
Commercial and industrial
20,227
14,050
-
4,319
20,227
18,369
Mortgage
119,027
123,364
71
20,417
119,098
143,781
Leasing
458
5,483
-
-
458
5,483
Consumer:

HELOCs
-
-
-
4,110
-
4,110

Personal

4,623
13,459
-
1,958
4,623
15,417

Auto

1,177
39,801
-
-
1,177
39,801

Other
263
12,183
-
8
263
12,191
Total $
170,484
$
231,525
$
6,620
$
30,812
$
177,104
$
262,337
Loans in non-accrual status with

no allowance at March 31,

2023 include $
176

million in collateral dependent loans

(December 31,
2022 - $
177

million). The Corporation recognized $
4

million in interest income on non-accrual loans during the quarter ended March
31, 2023 (March 31, 2022 - $
4

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

31, 2023 and December 31, 2022:

March 31, 2023
(In thousands) Real Estate Auto Equipment
Accounts
Receivables Other Total
BPPR
Commercial multi-family $
1,316
$
-
$
-
$
-
$
-
$
1,316
Commercial real estate:
Non-owner occupied
180,090
-
-
-
-
180,090
Owner occupied
32,471
-
-
-
-
32,471
Commercial and industrial
1,070
-
22
8,397
18,995
28,484
Mortgage
106,168
-
-
-
-
106,168
Leasing
-
844
-
-
-
844
Consumer:
Personal
5,433
-
-
-
-
5,433
Auto
-
10,074
-
-
-
10,074
Other
-
-
-
-
263
263
Total BPPR $
326,548
$
10,918
$
22
$
8,397
$
19,258
$
365,143
Popular U.S.
Commercial real estate:
Owner occupied $
5,095
$
-
$
-
$
-
$
-
$
5,095
Commercial and industrial
-
-
74
-
2,000
2,074
Mortgage
775
-
-
-
-
775
Total Popular U.S. $
5,870
$
-
$
74
$
-
$
2,000
$
7,944
Popular, Inc.
Commercial multi-family $
1,316
$
-
$
-
$
-
$
-
$
1,316
Commercial real estate:
Non-owner occupied
180,090
-
-
-
-
180,090
Owner occupied
37,566
-
-
-
-
37,566
Commercial and industrial
1,070
-
96
8,397
20,995
30,558
Mortgage
106,943
-
-
-
-
106,943
Leasing
-
844
-
-
-
844
Consumer:
Personal
5,433
-
-
-
-
5,433
Auto
-
10,074
-
-
-
10,074
Other
-
-
-
-
263
263
Total Popular,

Inc.
$
332,418
$
10,918
$
96
$
8,397
$
21,258
$
373,087

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
(In thousands) March 31, 2023 March 31, 2022
Purchase price of loans at acquisition $
255
$
2,002
Allowance for credit losses at acquisition
68
612
Non-credit discount / (premium) at acquisition
9
99
Par value of acquired loans at acquisition $
332
$
2,713

Note 9 – Allowance for credit losses – loans

held-in-portfolio
The
Corporation follows

the current

expected credit

loss (“CECL”)

model, to

establish and

evaluate the

adequacy of

the ACL

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
subsequent

changes

to

the

allowance

recorded

as

a

credit

loss

expense.

The

provision

for

credit

losses

recorded

in

current
operations

is

based

on

this

methodology.

Loan

losses

are

charged

and

recoveries

are

credited

to

the

ACL.

The

Corporation’s
modeling framework includes competing

risk models that

generate lifetime default and

prepayment estimates as well

as other loan
level techniques to estimate loss severity.

These models combine credit risk factors, which include the

impact of loan modifications,
with macroeconomic expectations to derive the

lifetime expected loss.
At March

31, 2023, the

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
The

2023

annualized

GDP

growth

in

the

baseline

scenario

stands

at

2.1%

and

1.3%

for

Puerto

Rico

and

the

United

States,
respectively,

increasing from

1.3% and

0.7% in

the previous

quarter. The

2023 forecasted

average unemployment

rate continues
strong, improving quarter-over-quarter to

6.9% and 3.5%

for Puerto Rico

and the United

States, respectively,

from 7.8% and

4.0%
respectively, in the previous forecast.
The following

tables present

the changes

in the

ACL of

loans held-in-portfolio

and unfunded

commitments for

the quarters

ended
March 31, 2023 and 2022.

For the quarter ended March 31, 2023
BPPR
Impact of Provision for
Allowance
for
Beginning Adopting credit losses credit losses - Ending
(In thousands) Balance ASU 2022-02 (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
5,210
$
-
$
(454)
$
-
$
-
$
-
$
4,756
Commercial real estate non-owner occupied
52,475
-
1,284
-
-
135
53,894
Commercial real estate owner occupied
48,393
(1,161)
(2,730)
-
(3)
1,510
46,009
Commercial and industrial
68,217
(552)
9,819
-
(1,607)
1,165
77,042
Total Commercial
174,295
(1,713)
7,919
-
(1,610)
2,810
181,701
Construction
2,978
-
94
-
-
-
3,072
Mortgage
117,344
(33,556)
1,267
68
(846)
4,800
89,077
Leasing
20,618
(35)
734
-
(1,417)
1,090
20,990
Consumer

Credit Cards
58,670
-
15,570
-
(8,676)
2,389
67,953

HELOCs
103
-
(39)
-
(33)
69
100

Personal
96,369
(7,020)
11,104
-
(13,580)
1,535
88,408

Auto
129,735
(21)
8,319
-
(12,118)
4,914
130,829

Other
15,433
-
235
-
(11,007)
216
4,877
Total Consumer
300,310
(7,041)
35,189
-
(45,414)
9,123
292,167
Total - Loans $
615,545
$
(42,345)
$
45,203
$
68
$
(49,287)
$
17,823
$
587,007
Allowance for credit losses - unfunded commitments:
Commercial $
4,336
$
-
$
564
$
-
$
-
$
-
$
4,900
Construction
2,022
-
(76)
-
-
-
1,946
Ending balance - unfunded commitments [1] $
6,358
$
-
$
488
$
-
$
-
$
-
$
6,846
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended March 31, 2023
Popular U.S.
Impact of
Provision for

Beginning Adopting credit losses - Ending
(In thousands) Balance ASU 2022-02 (benefits) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
21,101
$
-
$
(493)
$
-
$
2
$
20,610
Commercial real estate non-owner occupied
19,065
-
(2,961)
-
1,852
17,956
Commercial real estate owner occupied
8,688
-
(224)
-
24
8,488
Commercial and industrial
12,227
-
2,528
(499)
968
15,224
Total Commercial
61,081
-
(1,150)
(499)
2,846
62,278
Construction
1,268
-
(10)
-
-
1,258
Mortgage
17,910
(2,098)
(426)
-
14
15,400
Consumer

Credit Cards
-
-
1
(1)
-
-

HELOCs
2,439
-
(712)
(143)
269
1,853

Personal
22,057
(1,140)
4,191
(4,170)
383
21,321

Other
2
-
49
(53)
5
3
Total Consumer
24,498
(1,140)
3,529
(4,367)
657
23,177
Total - Loans $
104,757
$
(3,238)
$
1,943
$
(4,866)
$
3,517
$
102,113
Allowance for credit losses - unfunded commitments:
Commercial $
1,175
$
-
$
54
$
-
$
-
$
1,229
Construction
1,184
-
94
-
-
1,278
Consumer
88
-
(26)
-
-
62
Ending balance - unfunded commitments [1] $
2,447
$
-
$
122
$
-
$
-
$
2,569
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended March 31, 2023
Popular Inc.
Impact Provision for
Allowance
for
Beginning of adopting credit losses credit losses - Ending
(In thousands) Balance ASU 2022-02 (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
26,311
$
-
$
(947)
$
-
$
-
$
2
$
25,366
Commercial real estate non-owner occupied
71,540
-
(1,677)
-
-
1,987
71,850
Commercial real estate owner occupied
57,081
(1,161)
(2,954)
-
(3)
1,534
54,497
Commercial and industrial
80,444
(552)
12,347
-
(2,106)
2,133
92,266
Total Commercial
235,376
(1,713)
6,769
-
(2,109)
5,656
243,979
Construction
4,246
-
84
-
-
-
4,330
Mortgage
135,254
(35,654)
841
68
(846)
4,814
104,477
Leasing
20,618
(35)
734
-
(1,417)
1,090
20,990
Consumer

Credit Cards
58,670
-
15,571
-
(8,677)
2,389
67,953

HELOCs
2,542
-
(751)
-
(176)
338
1,953

Personal
118,426
(8,160)
15,295
-
(17,750)
1,918
109,729

Auto
129,735
(21)
8,319
-
(12,118)
4,914
130,829

Other
15,435
-
284
-
(11,060)
221
4,880
Total Consumer
324,808
(8,181)
38,718
-
(49,781)
9,780
315,344
Total - Loans $
720,302
$
(45,583)
$
47,146
$
68
$
(54,153)
$
21,340
$
689,120
Allowance for credit losses - unfunded commitments:
Commercial $
5,511
$
-
$
618
$
-
$
-
$
-
$
6,129
Construction
3,206
-
18
-
-
-
3,224
Consumer
88
-
(26)
-
-
-
62
Ending balance - unfunded commitments [1] $
8,805
$
-
$
610
$
-
$
-
$
-
$
9,415
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended March 31, 2022
BPPR
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
3,050
$
385
$
-
$
-
$
-
$
3,435
Commercial real estate non-owner occupied
45,211
6,244
-
-
184
51,639
Commercial real estate owner occupied
54,176
(10,091)
-
(118)
3,060
47,027
Commercial and industrial
49,491
(7,225)
-
(409)
1,513
43,370
Total Commercial
151,928
(10,687)
-
(527)
4,757
145,471
Construction
1,641
357
-
-
416
2,414
Mortgage
138,286
(10,528)
612
(1,321)
4,313
131,362
Leasing
17,578
386
-
(407)
841
18,398
Consumer

Credit Cards
43,499
3,701
-
(5,683)
2,265
43,782

HELOCs
98
(16)
-
(90)
94
86

Personal
71,022
1,613
-
(6,858)
1,777
67,554

Auto
154,498
2,693
-
(8,878)
4,017
152,330

Other
15,612
(180)
-
(556)
338
15,214
Total Consumer
284,729
7,811
-
(22,065)
8,491
278,966
Total - Loans $
594,162
$
(12,661)
$
612
$
(24,320)
$
18,818
$
576,611
Allowance for credit losses - unfunded commitments:
Commercial $
1,751
$
(104)
$
-
$
-
$
-
$
1,647
Construction
2,388
(464)
-
-
-
1,924
Ending balance - unfunded commitments [1] $
4,139
$
(568)
$
-
$
-
$
-
$
3,571
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended March 31, 2022
Popular U.S.
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
25,418
$
(2,770)
$
-
$
-
$
7
$
22,655
Commercial real estate non-owner occupied
22,246
(6,851)
-
-
3
15,398
Commercial real estate owner occupied
6,053
3,836
-
-
112
10,001
Commercial and industrial
10,160
453
-
(127)
632
11,118
Total Commercial
63,877
(5,332)
-
(127)
754
59,172
Construction
4,722
(1,725)
-
-
1,128
4,125
Mortgage
16,192
1,632
-
-
20
17,844
Consumer

Credit Cards
-
(9)
-
-
9
-

HELOCs
3,708
(992)
-
(10)
919
3,625

Personal
12,700
4,616
-
(1,218)
313
16,411

Other
5
66
-
(77)
10
4
Total Consumer
16,413
3,681
-
(1,305)
1,251
20,040
Total - Loans $
101,204
$
(1,744)
$
-
$
(1,432)
$
3,153
$
101,181
Allowance for credit losses - unfunded commitments:
Commercial $
1,384
$
(66)
$
-
$
-
$
-
$
1,318
Construction
2,337
(202)
-
-
-
2,135
Consumer
37
(7)
-
-
-
30
Ending balance - unfunded commitments [1] $
3,758
$
(275)
$
-
$
-
$
-
$
3,483
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended March 31, 2022
Popular Inc.
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
28,468
$
(2,385)
$
-
$
-
$
7
$
26,090
Commercial real estate non-owner occupied
67,457
(607)
-
-
187
67,037
Commercial real estate owner occupied
60,229
(6,255)
-
(118)
3,172
57,028
Commercial and industrial
59,651
(6,772)
-
(536)
2,145
54,488
Total Commercial
215,805
(16,019)
-
(654)
5,511
204,643
Construction
6,363
(1,368)
-
-
1,544
6,539
Mortgage
154,478
(8,896)
612
(1,321)
4,333
149,206
Leasing
17,578
386
-
(407)
841
18,398
Consumer

Credit Cards
43,499
3,692
-
(5,683)
2,274
43,782

HELOCs
3,806
(1,008)
-
(100)
1,013
3,711

Personal
83,722
6,229
-
(8,076)
2,090
83,965

Auto
154,498
2,693
-
(8,878)
4,017
152,330

Other
15,617
(114)
-
(633)
348
15,218
Total Consumer
301,142
11,492
-
(23,370)
9,742
299,006
Total - Loans $
695,366
$
(14,405)
$
612
$
(25,752)
$
21,971
$
677,792
Allowance for credit losses - unfunded commitments:
Commercial $
3,135
$
(170)
$
-
$
-
$
-
$
2,965
Construction
4,725
(666)
-
-
-
4,059
Consumer
37
(7)
-
-
-
30
Ending balance - unfunded commitments [1] $
7,897
$
(843)
$
-
$
-
$
-
$
7,054
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.
Modifications
A

modification

constitutes

a

change

in

loan

terms

in

the

form

of

principal

forgiveness,

an

interest

rate

reduction,

other

than-
insignificant payment delay, term extension or combination of the above made to a borrower experiencing financial difficulty.
The amount

of outstanding

commitments to

lend additional

funds to

debtors owing

receivables whose

terms have

been modified
during the quarter ended at March 31, 2023 amounted

to $
7

million related to the commercial loan portfolio.
The following tables show the amortized cost basis of the loans modified to borrowers experiencing financial difficulties at the end of the reporting

period disaggregated

by class

of financing

receivable and

type

of concession

granted for

the quarter

ended March
31,2023. Loans modified to borrowers under financial difficulties that were fully paid down, charged-off or foreclosed upon by period
end are not reported.

Loan Modifications Made to Borrowers Experiencing

Financial Difficulty for the quarter ended March 31,2023
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at March
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31,2023
% of total class of
Financing
Receivable
Mortgage $
227
0.00
% $
-
0.00
% $
227
0.00
%
Consumer:

Credit cards
497
0.05
%
-
0.00
%
497
0.05
%

Personal
172
0.01
%
-
0.00
%
172
0.01
%

Other
3
0.00
%
-
0.00
%
3
0.00
%
Total $
899
0.00
% $
-
0.00
% $
899
0.00
%
Term Extension
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at March
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31,2023
% of total class of
Financing
Receivable
CRE owner occupied $
1,754
0.12
% $
-
0.00
% $
1,754
0.06
%
Commercial and industrial
3,705
0.09
%
-
0.00
%
3,705
0.06
%
Construction
-
0.00
%
3,518
0.65
%
3,518
0.50
%
Mortgage
14,521
0.24
%
1,853
0.14
%
16,374
0.22
%
Consumer:

Personal
26
0.00
%
54
0.02
%
80
0.00
%
Total $
20,006
0.09
% $
5,425
0.06
% $
25,431
0.08
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at March
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31,2023
% of total class of
Financing
Receivable
CRE non-owner occupied $
1,751
0.06
% $
-
0.00
% $
1,751
0.04
%
CRE owner occupied
13,156
0.88
%
13,744
0.90
%
26,900
0.89
%
Commercial and industrial
1,411
0.04
%
864
0.04
%
2,275
0.04
%
Consumer:

Other
33
0.03
%
-
0.00
%
33
0.02
%
Total $
16,351
0.07
% $
14,608
0.15
% $
30,959
0.10
%
Combination - Term extension

and Interest Rate Reduction
BPPR Popular U.S.
Popular, Inc.
(In thousands)
Amortized Cost
Basis at March
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31,2023
% of total class of
Financing
Receivable
CRE owner occupied $
101
0.01
% $
-
0.00
% $
101
0.00
%
Mortgage
10,473
0.17
%
328
0.03
%
10,801
0.15
%
Consumer:

Personal
422
0.03
%
-
0.00
%
422
0.02
%

Auto
29
0.00
%
-
0.00
%
29
0.00
%
Total $
11,025
0.05
% $
328
0.00
% $
11,353
0.04
%

The following table describes the financial effect of the

modifications made to borrowers experiencing

financial difficulties:
For the quarter ended March 31, 2023
Interest rate reduction
Loan Type Financial Effect
CRE Owner occupied Reduced weighted-average contractual interest rate from
6.00
% to
5.25
%.
Mortgage Reduced weighted-average contractual interest rate from
5.69
% to
4.17
%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
17.76
% to
4.47
%.
Personal Reduced weighted-average contractual interest rate from
16.97
% to
9.11
%.
Auto Reduced weighted-average contractual interest rate from
12.64
% to
12.62
%.
Other Reduced weighted-average contractual interest rate from
17.99
% to
0
%.
Term extension
Loan Type Financial Effect
CRE Owner occupied Added a weighted-average
2

years to the life of loans, which reduced monthly

payment amount for the borrowers.
Commercial and industrial Added a weighted-average
5

months to the life of loans, which reduced monthly

payment amount for the borrowers.
Construction Added a weighted-average
6

months to the life of loans, which reduced monthly

payment amount for the borrowers.
Mortgage Added a weighted-average
10

years to the life of loans, which reduced monthly payment

amount for the borrowers.
Consumer:
Personal Added a weighted-average
6

years to the life of loans, which reduced monthly

payment amount for the borrowers.
Auto Added a weighted-average
2

years to the life of loans, which reduced monthly

payment amount for the borrowers.
Other than insignificant payment delay
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average
12

months to the life of loans, which reduced monthly

payment amount for the
borrowers.
CRE Owner occupied Added a weighted-average
7

months to the life of loans, which reduced monthly

payment amount for the borrowers.
Commercial and industrial Added a weighted-average
9

months to the life of loans, which reduced monthly

payment amount for the borrowers.
Consumer:
Other Added a weighted-average
11

months to the life of loans, which reduced monthly

payment amount for the
borrowers.

The following table presents, by class, the performance

of loans that have been modified in the last

three months at March 31, 2023.
The

past

due

90

days

or

more

categories includes

all

loans modified

classified

as

non-accruing

at

the

time

of

the

modification.
These loans will continue in non-accrual status, and presented as past due 90 days or more, until the borrower has

demonstrated a
willingness and ability to

make the restructured loan

payments (at least six

months of sustained

performance after the modification
(or one year for loans providing for

quarterly or semi-annual payments)) and management has concluded that it is probable that the
borrower would not be in payment default in the

foreseeable future.

BPPR
For the period ended March 31, 2023
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE Non-owner occupied $
-
$
-
$
-
$
-
$
1,751
$
1,751
$
-
$
-
CRE Owner occupied
-
-
1,803
1,803
13,208
15,011
209
1,594
Commercial and industrial
-
-
142
142
4,974
5,116
28
114
Mortgage
1,202
180
7,518
8,900
16,321
25,221
-
7,518
Consumer:

Credit cards
21
46
96
163
334
497
96
-

Personal
6
-
232
238
382
620
-
232

Auto
-
-
-
-
29
29
-
-

Other
-
-
33
33
3
36
-
33
Total $
1,229
$
226
$
9,824
$
11,279
$
37,002
$
48,281
$
333
$
9,491
[1] Loans that were in non-accrual status at the time

of modification are presented as past due until the borrower has demonstrated a willingness and ability
to make the restructured loan payments. Payment default

is defined as a restructured loan becoming 90 days past

due after being modified, foreclosed or
charged-off, whichever occurs first. The recorded investment as of period end is inclusive of all partial paydowns

and charge-offs since the modification
date. Loans modified with financial difficulty that

were fully paid down, charged-off or foreclosed upon

by period end are not reported.
Popular U.S.
For the period ended March 31, 2023
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE Owner occupied $
-
$
-
$
-
$
-
$
13,744
$
13,744
$
-
$
-
Commercial and industrial
-
-
-
-
864
864
-
-
Construction
-
-
-
-
3,518
3,518
-
-
Mortgage
-
-
104
104
2,077
2,181
-
104
Consumer:

Personal
-
-
54
54
-
54
-
54
Total $
-
$
-
$
158
$
158
$
20,203
$
20,361
$
-
$
158
[1] Loans that were in non-accrual status at the time

of modification are presented as past due until the borrower has demonstrated a willingness and ability
to make the restructured loan payments. Payment default

is defined as a restructured loan becoming 90 days past

due after being modified, foreclosed or
charged-off, whichever occurs first. The recorded investment as of period end is inclusive of all partial paydowns

and charge-offs since the modification
date. Loans modified with financial difficulty that

were fully paid down, charged-off or foreclosed upon

by period end are not reported.

Popular Inc.
For the period ended March 31, 2023
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE Non-owner occupied $
-
$
-
$
-
$
-
$
1,751
$
1,751
$
-
$
-
CRE Owner occupied
-
-
1,803
1,803
26,952
28,755
209
1,594
Commercial and industrial
-
-
142
142
5,838
5,980
28
114
Construction
-
-
-
-
3,518
3,518
-
-
Mortgage
1,202
180
7,622
9,004
18,398
27,402
-
7,622
Consumer:

Credit cards
21
46
96
163
334
497
96
-

Personal
6
-
286
292
382
674
-
286

Auto
-
-
-
-
29
29
-
-

Other
-
-
33
33
3
36
-
33
Total $
1,229
$
226
$
9,982
$
11,437
$
57,205
$
68,642
$
333
$
9,649
[1] Loans that were in non-accrual status at the time

of modification are presented as past due until the borrower has demonstrated a willingness and ability
to make the restructured loan payments.

Payment default is defined as a restructured loan becoming

90 days past due after being modified, foreclosed

or
charged-off, whichever occurs first. The recorded inve

stment as of period end is inclusive of all partial

paydowns and charge-offs since the modification
date. Loans modified with financial difficulty that

were fully paid down, charged-off or foreclosed upon

by period end are not reported.

The

activity

of

modified

loans

to

borrowers

under

financial

difficulties

that

were

subject

to

payment

default

and

that

had

been
modified during the

quarter ended March 31,

2023 was considered immaterial

for the Corporation.

Payment default is defined

as a
restructured loan becoming 90 days past due after

being modified, foreclosed or charged-off, whichever occurs

first.

Legacy TDR Modifications
A modification of

a loan, prior

to ASU 2022-02,

constituted a troubled

debt restructuring (TDR)

when a borrower

was experiencing
financial difficulty

and the

modification constituted

a concession.

For a

summary of

the legacy

accounting policy

related to

TDRs,
refer to the Summary of Significant Accounting Policies

included in Note 2 to the 2022 Form 10-K.
The outstanding

balance of

loans classified

as TDRs

amounted to

$
1.6

billion at

December 31,

2022. The

amount of

outstanding
commitments to

lend additional

funds to

debtors owing

loans whose

terms have

been modified

in TDRs

amounted to

$
12

million
related to the commercial loan portfolio at December 31,

2022.
The following table presents

the outstanding balance of

loans classified as TDRs

according to their accruing

status and the related
allowance at December 31, 2022.

December 31, 2022
(In thousands) Accruing Non-Accruing Total
Related
Allowance
Loans held-in-portfolio:

Commercial
$
269,784
$
54,641
$
324,425
$
18,451

Mortgage
[1]
1,169,976
86,790
1,256,766
58,819

Leasing
1,154
24
1,178
43

Consumer
54,395
7,883
62,278
13,577
Loans held-in-portfolio $
1,495,309
$
149,338
$
1,644,647
$
90,890
[1] At December 31, 2022, accruing mortgage loan TDRs include

$
725

million guaranteed by U.S. sponsored entities

at BPPR.
The

following table

presents

the

loan count

by

type

of

modification for

those

loans modified

in

a TDR

during the

quarter ended
March 31, 2022. Loans modified as TDRs for the

U.S. operations are considered insignificant to

the Corporation.
For the quarter ended March 31, 2022
Reduction in
interest rate
Extension of
maturity date
Combination of
reduction in interest
rate and extension of
maturity date Other
Commercial real estate non-owner occupied
-
-
-
1
Commercial real estate owner occupied
1
1
-
-
Commercial and industrial
1
5
-
11
Mortgage
1
34
288
1
Consumer:

Credit cards
15
-
-
15

Personal
25
20
-
-

Auto
-
1
-
-
Total
43
61
288
28

The following table presents, by class, quantitative

information related to loans modified as TDRs

during the quarter ended March
31, 2022.
Popular, Inc.

For the quarter ended March 31, 2022
(In thousands) Loan count
Pre-modification outstanding
recorded investment
Post-modification
outstanding recorded
investment
Increase (decrease) in the
allowance for loan losses as
a result of modification
Commercial real estate non-owner occupied
1
$
3,400
$
3,400
$
-
Commercial real estate owner occupied
2
729
727
-
Commercial and industrial
17
49,346
49,155
2,030
Mortgage
324
34,876
35,592
1,020
Consumer:

Credit cards
30
248
273
5

Personal
45
729
728
130

Auto
1
28
28
5
Total
420
$
89,356
$
89,903
$
3,190
The following table presents, by

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

Defaulted during the quarter ended March 31, 2022
(In thousands) Loan count Recorded investment as of first default date
Mortgage
6
$
1,870
Consumer:

Credit cards
16
127

Personal
12
128
Total
34
$
2,125
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

2023

and

December

31,

2022

and

the

gross

write-offs

recorded

by
vintage year. For

the definitions of the obligor risk ratings,

refer to the Credit Quality section of

Note 9 to the Consolidated Financial
Statements included in the 2022 Form 10-K:

March 31, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior

Years Total
BPPR
Commercial:
Commercial multi-family
Watch $
6,867
$
-
$
-
$
-
$
18,365
$
4,378
$
-
$
-
$
29,610
Special mention
-
-
-
-
-
2,651
-
-
2,651
Substandard
-
-
-
-
-
3,234
100
-
3,334
Pass
28,087
138,361
22,771
20,740
16,039
30,943
270
-
257,211
Total commercial
multi-family $
34,954
$
138,361
$
22,771
$
20,740
$
34,404
$
41,206
$
370
$
-
$
292,806
Commercial real estate non-owner occupied
Watch $
-
$
348
$
11,102
$
13,622
$
14,506
$
68,267
$
-
$
-
$
107,845
Special Mention
-
-
29,425
19,841
63,115
49,505
5,000
-
166,886
Substandard
-
8,802
-
2,607
18,488
20,454
-
-
50,351
Pass
76,455
857,954
578,637
368,293
38,120
631,836
9,106
-
2,560,401
Total commercial
real estate non-
owner occupied $
76,455
$
867,104
$
619,164
$
404,363
$
134,229
$
770,062
$
14,106
$
-
$
2,885,483
Commercial real estate owner occupied
Watch $
-
$
11,755
$
4,457
$
9,329
$
4,148
$
95,445
$
600
$
-
$
125,734
Special Mention
-
9
2,417
1,534
6,147
66,300
13,834
-
90,241
Substandard
-
16,087
6,078
784
712
80,734
-
-
104,395
Doubtful
-
-
-
-
-
438
-
-
438
Pass
19,721
222,551
255,853
200,352
29,877
440,518
7,823
-
1,176,695
Total commercial
real estate owner
occupied $
19,721
$
250,402
$
268,805
$
211,999
$
40,884
$
683,435
$
22,257
$
-
$
1,497,503
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
3
$
-
$
-
$
3
Commercial and industrial
Watch $
2,151
$
21,021
$
1,994
$
2,889
$
18,406
$
76,544
$
42,623
$
-
$
165,628
Special Mention
-
1,578
5,168
20,849
1,076
53,511
5,785
-
87,967
Substandard
5,418
766
1,137
1,813
2,588
29,834
44,565
-
86,121
Doubtful
-
-
-
28
-
37
-
-
65
Pass
228,133
758,835
578,791
275,748
164,951
328,693
1,259,501
-
3,594,652
Total commercial
and industrial $
235,702
$
782,200
$
587,090
$
301,327
$
187,021
$
488,619
$
1,352,474
$
-
$
3,934,433
Year-to-Date gross
write-offs $
172
$
-
$
54
$
609
$
-
$
5
$
767
$
-
$
1,607
Construction
Watch $
-
$
35,764
$
4,792
$
-
$
-
$
-
$
-
$
-
$
40,556
Substandard
-
-
-
9,657
-
-
$
-
-
9,657
Pass
-
16,381
36,334
11,790
2,306
-
38,325
-
105,136
Total construction $
-
$
52,145
$
41,126
$
21,447
$
2,306
$
-
$
38,325
$
-
$
155,349
Mortgage
Substandard $
-
$
107
$
166
$
481
$
3,255
$
90,003
$
-
$
-
$
94,012
Pass
117,402
452,532
445,012
280,846
201,346
4,525,534
-
-
6,022,672
Total mortgage $
117,402
$
452,639
$
445,178
$
281,327
$
204,601
$
4,615,537
$
-
$
-
$
6,116,684
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
846
$
-
$
-
$
846

March 31, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior

Years Total
BPPR
Leasing
Substandard $
-
$
1,065
$
1,819
$
623
$
1,293
$
1,250
$
-
$
-
$
6,050
Loss
-
54
-
-
-
-
-
-
54
Pass
193,921
595,135
399,400
218,226
130,385
71,173
-
-
1,608,240
Total leasing $
193,921
$
596,254
$
401,219
$
218,849
$
131,678
$
72,423
$
-
$
-
$
1,614,344
Year-to-Date gross
write-offs $
-

$
640
$
634
$
94
$
-

$
49
$
-
$
-
$
1,417
Consumer:
Credit cards
Substandard $
-
$
-
$
-
$
-
$
-
$
-
$
12,058
$
-
$
12,058
Loss
-
-
-
-
-
-
3
-
3
Pass
-
-
-
-
-
-
1,034,114
-
1,034,114
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,046,175
$
-
$
1,046,175
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
8,676
$
-
$
8,676
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
2,865
$
-
$
2,865
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
-
$
2,865
$
-
$
2,865
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
33
$
-
$
-
$
33
Personal
Substandard $
-
$
1,879
$
2,078
$
545
$
1,493
$
10,640
$
-
$
1,073
$
17,708
Loss
-
105
141
17
32
2
-
-
297
Pass
225,516
734,207
281,093
89,554
100,679
137,702
-
26,162
1,594,913
Total Personal $
225,516
$
736,191
$
283,312
$
90,116
$
102,204
$
148,344
$
-
$
27,235
$
1,612,918
Year-to-Date gross
write-offs $
2
$
5,105
$
4,533
$
1,372
$
1,449
$
1,119
$
-
$
-
$
13,580
Auto
Substandard $
-
$
8,772
$
11,611
$
9,978
$
8,858
$
5,505
$
-
$
-
$
44,724
Loss
-
50
9
21
16
-
-
-
96
Pass
292,535
1,094,296
895,350
539,897
381,528
269,514
-
-
3,473,120
Total Auto $
292,535
$
1,103,118
$
906,970
$
549,896
$
390,402
$
275,019
$
-
$
-
$
3,517,940
Year-to-Date gross
write-offs $
83
$
6,034
$
3,168
$
1,633
$
1,200
$
-

$
-
$
-
$
12,118
Other consumer
Substandard $
-
$
-
$
-
$
90
$
18
$
550
$
170
$
-
$
828
Loss
-
-
-
-
-
263
-
-
263
Pass
7,750
28,099
16,877
6,725
4,002
5,788
59,680
-
128,921
Total Other
consumer $
7,750
$
28,099
$
16,877
$
6,815
$
4,020
$
6,601
$
59,850
$
-
$
130,012
Year-to-Date gross
write-offs $
-
$
6
$
-
$
-
$
1
$
11,000
$
-
$
-
$
11,007
Total Puerto Rico $
1,203,956
$
5,006,513
$
3,592,512
$
2,106,879
$
1,231,749
$
7,101,246
$
2,536,422
$
27,235
$
22,806,512

March 31, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior
Years Total
Popular U.S.
Commercial:
Commercial multi-family
Watch $
-
$
747
$
-
$
6,182
$
61,528
$
44,317
$
-
$
-
$
112,774
Special mention
-
-
-
1,181
-
22,401
-
-
23,582
Substandard
-
-
-
-
14,893
10,661
-
-
25,554
Pass
10,788
507,984
398,506
234,898
227,384
496,971
5,110
-
1,881,641
Total commercial
multi-family $
10,788
$
508,731
$
398,506
$
242,261
$
303,805
$
574,350
$
5,110
$
-
$
2,043,551
Commercial real estate non-owner occupied
Watch $
-
$
-
$
2,155
$
1,241
$
3,339
$
52,379
$
-
$
-
$
59,114
Special Mention
-
-
-
-
1,347
75,149
-
-
76,496
Substandard
-
-
2,844
2,138
1,750
3,420
-
-
10,152
Pass
28,126
549,487
204,917
246,309
108,845
474,644
7,102
-
1,619,430
Total commercial
real estate non-
owner occupied $
28,126
$
549,487
$
209,916
$
249,688
$
115,281
$
605,592
$
7,102
$
-
$
1,765,192
Commercial real estate owner occupied
Watch $
-
$
-
$
-
$
1,191
$
-
$
55,949
$
-
$
-
$
57,140
Special Mention
-
-
-
3,860
6,192
892
-
-
10,944
Substandard
-
-
-
-
7,365
45,975
-
-
53,340
Pass
47,027
361,856
417,522
114,090
77,271
376,040
5,854
-
1,399,660
Total commercial
real estate owner
occupied $
47,027
$
361,856
$
417,522
$
119,141
$
90,828
$
478,856
$
5,854
$
-
$
1,521,084
Commercial and industrial
Watch $
2,320
$
11,947
$
2,532
$
1,474
$
1,783
$
8,747
$
3,641
$
-
$
32,444
Special Mention
-
1,174
1,296
279
267
73
3
-
3,092
Substandard
255
584
176
134
4,219
2,089
3,477
-
10,934
Loss
-
55
-
38
315
-
-
-
408
Pass
15,362
224,336
368,242
356,952
190,287
531,348
331,804
-
2,018,331
Total commercial
and industrial $
17,937
$
238,096
$
372,246
$
358,877
$
196,871
$
542,257
$
338,925
$
-
$
2,065,209
Year-to-Date gross
write-offs $
257
$
218
$
1
$
8
$
13
$
2
$
-
$
-
$
499
Construction
Watch $
-
$
-
$
12,364
$
-
$
6,909
$
37,626
$
-
$
-
$
56,899
Substandard
-
-
-
1,423
-
9,260
-
-
10,683
Pass
9,512
208,550
134,923
46,418
73,785
2,877
-
-
476,065
Total construction $
9,512
$
208,550
$
147,287
$
47,841
$
80,694
$
49,763
$
-
$
-
$
543,647
Mortgage
Substandard $
-
$
-
$
1,595
$
-
$
3,608
$
9,516
$
-
$
-
$
14,719
Pass
26,786
230,092
299,773
243,692
181,334
292,827
-
-
1,274,504
Total mortgage $
26,786
$
230,092
$
301,368
$
243,692
$
184,942
$
302,343
$
-
$
-
$
1,289,223

March 31, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior
Years Total
Popular U.S.
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
21
$
-
$
21
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
21
$
-
$
21
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
1
$
-
$
1
HELOCs
Substandard $
-
$
-
$
-
$
-
$
-
$
2,162
$
20
$
1,551
$
3,733
Loss
-
-
-
-
-
111
-
775
886
Pass
-
-
-
-
-
8,645
41,072
12,686
62,403
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
10,918
$
41,092
$
15,012
$
67,022
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
143
$
-
$
-
$
143
Personal
Substandard $
-
$
1,035
$
226
$
86
$
175
$
188
$
-
$
-
$
1,710
Loss
-
93
107
45
23
528
-
-
796
Pass
20,044
147,255
39,982
5,756
10,285
2,323
-
-
225,645
Total Personal $
20,044
$
148,383
$
40,315
$
5,887
$
10,483
$
3,039
$
-
$
-
$
228,151
Year-to-Date gross
write-offs $
-
$
2,331
$
1,191
$
271
$
281
$
96
$
-
$
-
$
4,170
Other consumer
Substandard $
-
$
-
$
-
$
-
$
-
$
-
$
514
$
-
$
514
Pass
-
-
-
-
-
-
8,247
-
8,247
Total Other
consumer $
-
$
-
$
-
$
-
$
-
$
-
$
8,761
$
-
$
8,761
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
53
$
-
$
-
$
53
Total Popular U.S. $
160,220
$
2,245,195
$
1,887,160
$
1,267,387
$
982,904
$
2,567,118
$
406,865
$
15,012
$
9,531,861

March 31, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior
Years Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch $
6,867
$
747
$
-
$
6,182
$
79,893
$
48,695
$
-
$
-
$
142,384
Special mention
-
-
-
1,181
-
25,052
-
-
26,233
Substandard
-
-
-
-
14,893
13,895
100
-
28,888
Pass
38,875
646,345
421,277
255,638
243,423
527,914
5,380
-
2,138,852
Total commercial
multi-family $
45,742
$
647,092
$
421,277
$
263,001
$
338,209
$
615,556
$
5,480
$
-
$
2,336,357
Commercial real estate non-owner occupied
Watch $
-
$
348
$
13,257
$
14,863
$
17,845
$
120,646
$
-
$
-
$
166,959
Special Mention
-
-
29,425
19,841
64,462
124,654
5,000
-
243,382
Substandard
-
8,802
2,844
4,745
20,238
23,874
-
-
60,503
Pass
104,581
1,407,441
783,554
614,602
146,965
1,106,480
16,208
-
4,179,831
Total commercial
real estate non-
owner occupied $
104,581
$
1,416,591
$
829,080
$
654,051
$
249,510
$
1,375,654
$
21,208
$
-
$
4,650,675
Commercial real estate owner occupied
Watch $
-
$
11,755
$
4,457
$
10,520
$
4,148
$
151,394
$
600
$
-
$
182,874
Special Mention
-
9
2,417
5,394
12,339
67,192
13,834
-
101,185
Substandard
-
16,087
6,078
784
8,077
126,709
-
-
157,735
Doubtful
-
-
-
-
-
438
-
-
438
Pass
66,748
584,407
673,375
314,442
107,148
816,558
13,677
-
2,576,355
Total commercial
real estate owner
occupied $
66,748
$
612,258
$
686,327
$
331,140
$
131,712
$
1,162,291
$
28,111
$
-
$
3,018,587
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
3
$
-
$
-
$
3
Commercial and industrial
Watch $
4,471
$
32,968
$
4,526
$
4,363
$
20,189
$
85,291
$
46,264
$
-
$
198,072
Special Mention
-
2,752
6,464
21,128
1,343
53,584
5,788
-
91,059
Substandard
5,673
1,350
1,313
1,947
6,807
31,923
48,042
-
97,055
Doubtful
-
-
-
28
-
37
-
-
65
Loss
-
55
-
38
315
-
-
-
408
Pass
243,495
983,171
947,033
632,700
355,238
860,041
1,591,305
-
5,612,983
Total commercial
and industrial $
253,639
$
1,020,296
$
959,336
$
660,204
$
383,892
$
1,030,876
$
1,691,399
$
-
$
5,999,642
Year-to-Date gross
write-offs $
429
$
218
$
55
$
617
$
13
$
7
$
767
$
-
$
2,106

March 31, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior
Years Total
Popular, Inc.
Construction
Watch $
-
$
35,764
$
17,156
$
-
$
6,909
$
37,626
$
-
$
-
$
97,455
Substandard
-
-
-
11,080
-
9,260
-
-
20,340
Pass
9,512
224,931
171,257
58,208
76,091
2,877
38,325
-
581,201
Total construction $
9,512
$
260,695
$
188,413
$
69,288
$
83,000
$
49,763
$
38,325
$
-
$
698,996
Mortgage
Substandard $
-
$
107
$
1,761
$
481
$
6,863
$
99,519
$
-
$
-
$
108,731
Pass
144,188
682,624
744,785
524,538
382,680
4,818,361
-
-
7,297,176
Total mortgage $
144,188
$
682,731
$
746,546
$
525,019
$
389,543
$
4,917,880
$
-
$
-
$
7,405,907
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
846
$
-
$
-
$
846
Substandard $
-
$
1,065
$
1,819
$
623
$
1,293
$
1,250
$
-
$
-
$
6,050
Loss
-
54
-
-
-
-
-
-
54
Pass
193,921
595,135
399,400
218,226
130,385
71,173
-
-
1,608,240
Total leasing $
193,921
$
596,254
$
401,219
$
218,849
$
131,678
$
72,423
$
-
$
-
$
1,614,344
Year-to-Date gross
write-offs $
-
$
640
$
634
$
94
$
-
$
49
$
-
$
-
$
1,417

March 31, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior
Years Total
Popular, Inc.
Consumer:
Credit cards
Substandard $
-
$
-
$
-
$
-
$
-
$
-
$
12,058
$
-
$
12,058
Loss
-
-
-
-
-
-
3
-
3
Pass
-
-
-
-
-
-
1,034,135
-
1,034,135
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,046,196
$
-
$
1,046,196
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
8,677
$
-
$
8,677
HELOCs
Substandard $
-
$
-
$
-
$
-
$
-
$
2,162
$
20
$
1,551
$
3,733
Loss
-
-
-
-
-
111
-
775
886
Pass
-
-
-
-
-
8,645
43,937
12,686
65,268
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
10,918
$
43,957
$
15,012
$
69,887
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
176
$
-
$
-
$
176
Personal
Substandard $
-
$
2,914
$
2,304
$
631
$
1,668
$
10,828
$
-
$
1,073
$
19,418
Loss
-
198
248
62
55
530
-
-
1,093
Pass
245,560
881,462
321,075
95,310
110,964
140,025
-
26,162
1,820,558
Total Personal $
245,560
$
884,574
$
323,627
$
96,003
$
112,687
$
151,383
$
-
$
27,235
$
1,841,069
Year-to-Date gross
write-offs $
2
$
7,436
$
5,724
$
1,643
$
1,730
$
1,215
$
-
$
-
$
17,750
Auto
Substandard $
-
$
8,772
$
11,611
$
9,978
$
8,858
$
5,505
$
-
$
-
$
44,724
Loss
-
50
9
21
16
-
-
-
96
Pass
292,535
1,094,296
895,350
539,897
381,528
269,514
-
-
3,473,120
Total Auto $
292,535
$
1,103,118
$
906,970
$
549,896
$
390,402
$
275,019
$
-
$
-
$
3,517,940
Year-to-Date gross
write-offs $
83
$
6,034
$
3,168
$
1,633
$
1,200
$
-
$
-
$
-
$
12,118
Other consumer
Substandard $
-
$
-
$
-
$
90
$
18
$
550
$
684
$
-
$
1,342
Loss
-
-
-
-
-
263
-
-
263
Pass
7,750
28,099
16,877
6,725
4,002
5,788
67,927
-
137,168
Total Other
consumer $
7,750
$
28,099
$
16,877
$
6,815
$
4,020
$
6,601
$
68,611
$
-
$
138,773
Year-to-Date gross
write-offs $
-
$
6
$
-
$
-
$
1
$
11,053
$
-
$
-
$
11,060
Total Popular Inc. $
1,364,176
$
7,251,708
$
5,479,672
$
3,374,266
$
2,214,653
$
9,668,364
$
2,943,287
$
42,247
$
32,338,373

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
-
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

fair

value

valuation

adjustments

to

residential
mortgage loans held for sale, if any, are recorded as part of the mortgage banking activities.
The following table presents the components of mortgage

banking activities:
Quarters ended March 31,
(In thousands) 2023 2022
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees $
8,689
$
9,323
Mortgage servicing rights fair value adjustments
(1,376)
1,088
Total mortgage

servicing fees, net of fair value adjustments
7,313
10,411
Net gain (loss) on sale of loans, including valuation on loans held-for-sale
[1]
263
(1,534)
Trading account (loss) profit:
Unrealized (loss) gains on outstanding derivative positions
(131)
2
Realized gains on closed derivative positions
56
4,135
Total trading account

(loss) profit
(75)
4,137
Losses on repurchased loans, including interest advances
(101)
(149)
Total mortgage

banking activities
$
7,400
$
12,865
[1]

Effective on January 1, 2023, loans held-for-sale

are stated at fair value. Prior to such date, loans held-for-sale were stated
at lower-of-cost-or-market.

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

No

liabilities were incurred as a result of these securitizations during the quarters ended March 31, 2023 and 2022 because they did not contain

any credit

recourse arrangements.

During the

quarter ended

March 31,

2023, the

Corporation recorded

a net

gain of
$
0.1

million (March 31, 2022 - a net gain of $
1.1

million) related to the residential mortgage

loans securitized.

The

following tables

present the

initial fair

value of

the

assets obtained

as

proceeds from

residential mortgage

loans securitized
during the quarters ended March 31, 2023 and

2022:
Proceeds Obtained During the Quarter Ended March

31, 2023
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
1,067
$
-
$
1,067
Mortgage-backed securities - FNMA
-
9,899
-
9,899
Total trading account

debt securities
$
-
$
10,966
$
-
$
10,966
Mortgage servicing rights $
-
$
-
$
278
$
278
Total

$
-
$
10,966
$
278
$
11,244
Proceeds Obtained During the Quarter Ended March

31, 2022
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
77,894
$
-
$
77,894
Mortgage-backed securities - FNMA
-
57,690
-
57,690
Mortgage-backed securities - FHLMC
-
7,118
-
7,118
Total trading account

debt securities
$
-
$
142,702
$
-
$
142,702
Mortgage servicing rights $
-
$
-
$
2,409
$
2,409
Total

$
-
$
142,702
$
2,409
$
145,111
During the quarter ended March 31, 2023, the Corporation retained servicing rights on whole loan sales involving approximately $
10
million in principal

balance outstanding (March 31,

2022 - $
19

million), with net

realized gains of approximately

$
0.2

million (March
31, 2022 -

gains of $
0.2

million). All loan

sales performed during the

quarters ended March 31,

2023 and 2022

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

The following

table presents

the changes

in MSRs

measured using

the fair

value method

for the

quarters ended

March 31,

2023
and 2022.

Residential MSRs
(In thousands) March 31, 2023 March 31, 2022
Fair value at beginning of period $
128,350
$
121,570
Additions
501
2,771
Changes due to payments on loans [1]
(2,422)
(2,983)
Reduction due to loan repurchases
(240)
(252)
Changes in fair value due to changes in valuation model inputs or assumptions
1,286
4,252
Fair value at end of period [2] $
127,475
$
125,358
[1] Represents changes due to collection / realization of expected cash flows over time.
[2] At March 31, 2023, PB had MSRs amounting to $
2
.0 million (March 31, 2022 - $
1.8

million).
Residential mortgage loans serviced for others were

$
10.9

billion at March 31, 2023 (December 31,

2022 - $
11.1

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

2023,

those

weighted

average

mortgage

servicing

fees

were
0.31
%
(March 31, 2022 -
0.31
%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.
The section

below includes

information on

assumptions used

in the

valuation model

of the

MSRs, originated

and purchased.

Key
economic assumptions used

in measuring the

servicing rights derived

from loans securitized

or sold by

the Corporation during

the
quarters ended March 31, 2023 and 2022 were

as follows:
Quarters ended
March 31, 2023 March 31, 2022

BPPR PB BPPR PB
Prepayment speed
6.7
%
7.3
%
5.2
%
10.0
%
Weighted average life (in years)
8.9
8.0
9.4
6.9
Discount rate (annual rate)
9.5
%
10.5
%
10.3
%
10.0
%
Key

economic

assumptions

used

to

estimate

the

fair

value

of

MSRs

derived

from

sales

and

securitizations

of

mortgage

loans
performed

by

the

banking

subsidiaries

and

servicing

rights

purchased

from

other

financial

institutions,

and

the

sensitivity

to
immediate changes in those assumptions, were as follows

as of the end of the periods reported:
Originated MSRs Purchased MSRs
March 31, December 31, March 31,
December 31,

(In thousands) 2023 2022 2023 2022
Fair value of servicing rights $
41,143
$
41,548
$
86,332
$
86,802
Weighted average life (in years)
6.7
6.8
6.9
6.9
Weighted average prepayment speed (annual

rate)
6.0
%
5.9
%
7.0
%
7.0
%
Impact on fair value of 10% adverse change $
(707)
$
(730)
$
(1,557)
$
(1,602)
Impact on fair value of 20% adverse change $
(1,387)
$
(1,433)
$
(3,056)
$
(3,143)
Weighted average discount rate (annual rate)
11.3
%
11.2
%
11.0
%
11.0
%
Impact on fair value of 10% adverse change $
(1,449)
$
(1,485)
$
(3,192)
$
(3,256)
Impact on fair value of 20% adverse change $
(2,806)
$
(2,876)
$
(6,182)
$
(6,304)

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

2023,

the

Corporation

serviced

$
0.6

billion

in

residential

mortgage

loans

with

credit

recourse

to

the

Corporation
(December 31, 2022 - $
0.6

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

2023, the Corporation had

recorded $
7

million in

mortgage loans on

its Consolidated Statements

of Financial Condition
related

to

this

buy-back

option

program

(December

31,

2022

-

$
14

million).

Loans

in

our

serviced

GNMA

portfolio

benefit from
payment forbearance programs

but continue to

reflect the contractual

delinquency until the

borrower repays deferred

payments or
completes a payment deferral modification or other borrower assistance alternative. As long as the Corporation continues to service the

loans

that

continue

to

be

collateral

in

a

GNMA

guaranteed

mortgage-backed

security,

the

MSR

is

recognized

by

the
Corporation.

During the quarter ended March 31,

2023, the Corporation repurchased approximately $
18

million (March 31, 2022 -

$
19

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

ended March 31, 2023 and
2022.
For the quarter ended March 31, 2023
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
12,500
$
76,626
$
89,126
Write-downs in value
(194)
(751)
(945)
Additions
1,023
18,675
19,698
Sales
(941)
(15,099)
(16,040)
Other adjustments
-
(118)
(118)
Ending balance $
12,388
$
79,333
$
91,721
For the quarter ended March 31, 2022
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
15,017
$
70,060
$
85,077
Write-downs in value
(364)
(328)
(692)
Additions
2,687
19,240
21,927
Sales
(1,980)
(13,543)
(15,523)
Other adjustments
108
(330)
(222)
Ending balance $
15,468
$
75,099
$
90,567

Note 13 − Other assets
The caption of other assets in the consolidated

statements of financial condition consists of the following

major categories:
(In thousands) March 31, 2023 December 31, 2022
Net deferred tax assets (net of valuation allowance) $
907,689
$
953,676
Investments under the equity method
210,923
210,001
Prepaid taxes
34,585
39,405
Other prepaid expenses
32,131
33,384
Capitalized software costs
80,097
81,862
Derivative assets
19,365
19,229
Trades receivable from brokers and counterparties
10,638
35,099
Receivables from investments maturities
25,000
125,000
Principal, interest and escrow servicing advances
56,952
41,916
Guaranteed mortgage loan claims receivable
59,738
59,659
Operating ROU assets (Note 28)
119,895
125,573
Finance ROU assets (Note 28)
19,856
18,884
Others
126,416
104,125
Total other assets $
1,703,285
$
1,847,813
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

Gross Carrying Accumulated
Net
Carrying
(In thousands) Amount Amortization Value
March 31, 2023
Software development costs $
65,817
$
19,930
$
45,887
Software license costs
41,298
18,658
22,640
Cloud computing arrangements
21,244
9,674
11,570
Total Capitalized

software costs [1] [2]
$
128,359
$
48,262
$
80,097
December 31, 2022
Software development costs $
63,609
$
16,803
$
46,806
Software license costs
37,165
14,164
23,001
Cloud computing arrangements
20,745
8,690
12,055
Total Capitalized

software costs [1] [2]
$
121,519
$
39,657
$
81,862
[1]
Software intangible assets is presented as part of Other

Assets in the Consolidated Statements of Financial

Condition.
[2]
The tables above excludes assets which have been fully

amortized.
Total

amortization expense for

all capitalized software

and hosting arrangement

cost, reflected as

part of

technology and software
expenses in the consolidated statement of operations,

is as follows:
Quarters ended March 31,
(In thousands) 2023 2022
Software development and license costs $
14,991
$
11,755
Cloud computing arrangements
984
958
Total amortization

expense
$
15,975
$
12,713

Note 14 – Goodwill and other intangible assets
Goodwill
There were
no

changes in the carrying amount of goodwill for

the quarters ended March 31, 2023 and 2022.
The following tables present the gross amount of

goodwill and accumulated impairment losses by

reportable segments:

March 31, 2023
Balance at Balance at
March 31, Accumulated March 31,
2023
impairment

2023
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
Other Intangible Assets
The following table reflects the components of

other intangible assets subject to amortization:
Gross Carrying Accumulated
Net
Carrying
(In thousands) Amount Amortization Value
March 31, 2023
Core deposits $
12,810
$
10,355
$
2,455
Other customer relationships
14,286
5,352
8,934
Total other intangible

assets
$
27,096
$
15,707
$
11,389
December 31, 2022
Core deposits $
12,810
$
10,034
$
2,776
Other customer relationships
14,286
4,878
9,408
Total other intangible

assets
$
27,096
$
14,912
$
12,184

During the

quarter ended

March 31,

2023,

the

Corporation recognized

$
0.8

million

in

amortization expense

related to

intangible
assets with definite useful lives (March 31, 2022

- $
0.9

million).

The following

table presents

the estimated

amortization of

the intangible

assets with

definite useful

lives for

each of

the following
periods:
(In thousands)
Remaining 2023 $
2,384
Year 2024
2,938
Year 2025
1,750
Year 2026
1,440
Year 2027
959
Later years
1,918

Note 15 – Deposits
Total deposits as of the end of the periods presented consisted of:
(In thousands) March 31, 2023 December 31, 2022
Savings accounts $
15,168,450
$
14,746,329
NOW, money market and other interest

bearing demand deposits
22,438,462
23,738,940
Total savings, NOW,

money market and other interest bearing demand

deposits
37,606,912
38,485,269
Certificates of deposit:
Under $250,000
4,690,631
4,235,651
$250,000 and over
2,715,495
2,545,750

Total certificates

of deposit
7,406,126
6,781,401
Total interest bearing

deposits
$
45,013,038
$
45,266,670
Non- interest bearing deposits $
15,940,850
$
15,960,557
Total deposits $
60,953,888
$
61,227,227
A summary of certificates of deposits by maturity at

March 31, 2023 follows:

(In thousands)
2023 $
3,522,720
2024
1,753,093
2025
818,396
2026
512,800
2027
456,013
2028 and thereafter
343,104
Total certificates of

deposit
$
7,406,126
At March 31, 2023, the Corporation had brokered

deposits amounting to $
1.2

billion (December 31, 2022 - $
1.1

billion).
The aggregate amount of overdrafts in demand

deposit accounts that were reclassified to loans was

$
5.4

million at March 31, 2023
(December 31, 2022 - $
6.3

million).
At March

31, 2023,

Puerto Rico

public sector

deposits amounted

to

$
15.5

billion. Puerto

Rico public

sector deposits

are interest
bearing

accounts.

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

collateral, therefore,

liquidity

risk

arising from

public sector

deposit
outflows are lower.

Note 16 – Borrowings
Assets sold under agreements to repurchase
Assets sold under agreements to repurchase amounted

to $
123

million at March 31, 2023 and $
149

million at December 31, 2022.
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
Condition.
Repurchase agreements accounted for as secured borrowings
March 31, 2023 December 31, 2022
Repurchase Repurchase
(In thousands)

liability

liability
U.S. Treasury securities
Within 30 days
$
17,521
$
410
After 30 to 90 days
21,607
30,739
After 90 days
8,788
17,521
Total U.S. Treasury

securities
47,916
48,670
Mortgage-backed securities

Within 30 days
25,106
98,984

After 30 to 90 days
791
791

After 90 days
49,474
-
Total mortgage-backed

securities
75,371
99,775
Collateralized mortgage obligations

Within 30 days
212
164
Total collateralized

mortgage obligations
212
164
Total
$
123,499
$
148,609
Repurchase agreements in this portfolio

are generally short-term, often overnight.

As such our risk

is very limited.

We manage the
liquidity risks arising from secured

funding by sourcing funding globally from

a diverse group of counterparties, providing

a range of
securities collateral and pursuing longer durations,

when appropriate.
Other short-term borrowings
There

were
no

other

short-term

borrowings

outstanding

at

March

31,

2023,

compared

to

$
365

million

in

FHLB

Advances

at
December 31, 2022.

Notes Payable
The following table presents the composition of notes

payable at March 31, 2023 and December

31, 2022.
(In thousands) March 31, 2023 December 31, 2022
Advances with the FHLB with maturities ranging from
2023

through
2029

paying interest at
monthly
fixed rates ranging from
0.39
% to
3.18
%
$
388,282
$
389,282
Unsecured senior debt securities with maturities ranging

from
2023

to
2028

paying interest
semiannually

at fixed rates ranging from
6.125
% to
7.25
%, net of debt issuance costs of $
7,481
692,519
299,109
Junior subordinated deferrable interest debentures (related to trust preferred securities) maturing on
2034

with fixed interest rates ranging from
6.125
% to
6.564
%, net of debt issuance costs of $
308
198,326
198,319
Total notes payable $
1,279,127
$
886,710
Note: Refer to the 2022 Form 10-K for rates information

at December 31, 2022.
A breakdown of borrowings by contractual maturities

at March 31, 2023 is included in the table

below.

Assets sold under

(In thousands)
agreements to
repurchase
Notes payable Total
2023 $
118,894
$
341,687
$
460,581
2024
4,605
91,943
96,548
2025
-
139,920
139,920
2026
-
74,500
74,500
Later years
-
631,077
631,077
Total borrowings $
123,499
$
1,279,127
$
1,402,626
At March

31, 2023

and December 31,

2022, the

Corporation had FHLB

borrowing facilities whereby

the Corporation could

borrow
up to

$
3.4

billion and $
3.3

billion, respectively,

of which $
0.4

billion and $
0.8

billion, respectively,

were used. In

addition, at March
31, 2023 and December 31, 2022, the Corporation had placed $
0.3

billion and $
0.4

billion, respectively, of the available FHLB credit
facility as collateral for

municipal letters of credit

to secure deposits. The

FHLB borrowing facilities are

collateralized with

securities
and loans held-in-portfolio, and do not have restrictive

covenants or callable features.

Also, at March 31,

2023, the Corporation has a

borrowing facility at the discount

window of the Federal Reserve Bank

of New York
amounting to

$
1.5

billion (December 31,

2022 -

$
1.4

billion), which remained

unused at March

31, 2023

and December

31, 2022.

The facility is a collateralized source of credit that

is highly reliable even under difficult market conditions.

Note 17 − Other liabilities
The caption of other liabilities in the consolidated

statements of financial condition consists of the following

major categories:
(In thousands) March 31, 2023 December 31, 2022
Accrued expenses $
286,567
$
337,284
Accrued interest payable
36,442
39,288
Accounts payable
87,642
76,456
Dividends payable
39,586
39,525
Trades payable
402
9,461
Liability for GNMA loans sold with an option to repurchase
7,086
14,271
Reserves for loan indemnifications
6,472
7,520
Reserve for operational losses
37,165
39,266
Operating lease liabilities (Note 28)
131,438
137,290
Finance lease liabilities (Note 28)
25,729
24,737
Pension benefit obligation
7,544
8,290
Postretirement benefit obligation
118,308
118,336
Others
64,139
65,222
Total other liabilities $
848,520
$
916,946

Note 18 – Stockholders’

equity

As of March 31,

2023, stockholders’ equity totaled $
4.5

billion. During the quarter

ended March 31, 2023, the

Corporation declared
cash dividends of $
0.55

(2022 - $
0.55
) per common share amounting to

$
39.6

million (2022 - $
42.0

million). The quarterly dividend
declared to stockholders of record as of the close

of business on
March 20, 2023

was paid on
April 3, 2023
.
Accelerated share repurchase transaction (“ASR”)

On

March

1,

2022,

the

Corporation announced

that

on

February 28,

2022

it

entered

into

a

$
400

million

ASR

transactions

with
respect to

its common

stock, which

was accounted

for as

a treasury

transaction. As

a result

of the

receipt of

the initial
3,483,942
shares,

the

Corporation

recognized

in

stockholders’

equity

approximately

$
320

million

in

treasury

stock

and

$
80

million

as

a
reduction of capital surplus.

The Corporation completed the

transaction on July

12, 2022 and received
1,582,922

additional shares
of

common stock

and

recognized $
120

million in

treasury stock

with a

corresponding increase

in its

capital surplus.

In

total, the
Corporation repurchased a total of
5,066,864

shares at an average purchased price of $
78.9443

under the ASR.

Note 19 – Other comprehensive loss

The following

table presents

changes in

accumulated other

comprehensive loss

by component

for the

quarters ended

March 31,
2023 and 2022.
Changes in Accumulated Other Comprehensive Loss

by Component [1]
Quarters ended March 31,
(In thousands) 2023 2022
Foreign currency translation Beginning Balance $
(56,735)
$
(67,307)
Other comprehensive loss
(5,245)
(2,858)
Net change
(5,245)
(2,858)
Ending balance $
(61,980)
$
(70,165)
Adjustment of pension and
postretirement benefit plans Beginning Balance $
(144,335)
$
(158,994)
Other comprehensive loss before reclassifications
-
1,269
Amounts reclassified from accumulated other comprehensive

loss for
amortization of net losses
3,008
2,444
Net change
3,008
3,713
Ending balance $
(141,327)
$
(155,281)
Unrealized net holding losses on
debt securities Beginning Balance $
(2,323,903)
$
(96,120)
Other comprehensive income (loss) before reclasifications
191,752
(1,075,830)
Amounts reclassified from accumulated other comprehensive loss for
amortization of net unrealized losses of debt securities

transferred from
available-for-sale to held-to-maturity
33,633
-
Net change
225,385
(1,075,830)
Ending balance $
(2,098,518)
$
(1,171,950)
Unrealized net gains on cash
flow hedges Beginning Balance $
45
$
(2,648)
Other comprehensive (loss) income before reclassifications
(19)
3,139
Amounts reclassified from accumulated other comprehensive

gains
(26)
(333)
Net change
(45)
2,806
Ending balance $
-
$
158
Total

$
(2,301,825)
$
(1,397,238)
[1] All amounts presented are net of tax.

The following table

presents the amounts

reclassified out of

each component of

accumulated other comprehensive loss

during the
quarters ended March 31, 2023 and 2022.
Reclassifications Out of Accumulated Other Comprehensive

Loss
Affected Line Item in the

Quarters ended March 31,
(In thousands) Consolidated Statements of Operations 2023 2022
Adjustment of pension and postretirement benefit plans
Amortization of net losses Other operating expenses $
(4,813)
$
(3,911)
Total before tax
(4,813)
(3,911)
Income tax benefit
1,805
1,467
Total net of tax $
(3,008)
$
(2,444)
Unrealized holding losses on debts securities
Amortization of unrealized net losses of debt
securities transferred to held-to-maturity Investment securities $
(42,040)
$
-
Total before tax
(42,040)
-
Income tax benefit
8,407
-
Total net of tax $
(33,633)
$
-
Unrealized net gains on cash flow hedges
Forward contracts Mortgage banking activities $
41
$
978
Interest rate swaps Other operating income $
-
$
(279)
Total before tax
41
699
Income tax expense
(15)
(366)
Total net of tax $
26
$
333
Total reclassification

adjustments, net of tax
$
(36,615)
$
(2,111)

Note 20 – Guarantees
At

March

31,

2023

the

Corporation

had

a

liability

of

$
0.2

million

(December

31,

2022

-

$
0.3

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

sold any

mortgage loans

subject to

credit recourse

since 2009.

At March

31, 2023,

the Corporation

serviced $
0.6

billion
(December 31,

2022 -

$
0.6

billion) in residential

mortgage loans

subject to

credit recourse

provisions, principally loans

associated
with FNMA

and FHLMC

residential mortgage

loan securitization

programs. In

the event

of any

customer default,

pursuant to

the
credit recourse

provided, the

Corporation is

required to

repurchase the

loan or

reimburse the

third party

investor for

the incurred
loss.

The

maximum

potential

amount

of

future

payments

that

the

Corporation

would

be

required

to

make

under

the

recourse
arrangements

in

the

event

of

nonperformance by

the

borrowers

is

equivalent

to

the

total

outstanding

balance

of

the

residential
mortgage

loans

serviced

with

recourse

and

interest,

if

applicable.

During

the

quarter

ended

March

31,

2023,

the

Corporation
repurchased approximately $
1

million of unpaid principal balance in mortgage loans subject to the credit recourse provisions (March
31,

2022
- $
3

million).

In

the

event

of

nonperformance

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

2023

the

Corporation’s

liability
established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $
6

million
(December 31, 2022 - $
7

million).
The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters ended March 31, 2023

and 2022.
Quarters ended March 31,
(In thousands) 2023 2022
Balance as of beginning of period $
6,897
$
11,800
Provision (benefit) for recourse liability
(654)
46
Net charge-offs
(379)
(1,511)
Balance as of end of period $
5,864
$
10,335
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
March 31,

2023, the

Corporation purchased

$
134

thousand under

representation and

warranty arrangements

compared to

$
927
thousand

during the

quarter ended

March

31,

2022. A

substantial amount

of

these

loans reinstate

to

performing status

or

have
mortgage insurance, and thus the ultimate losses

on the loans are not deemed significant.
From

time

to

time, the

Corporation sells

loans and

agrees to

indemnify the

purchaser for

credit

losses

or

any

breach

of

certain
representations and warranties made in connection with

the sale. At March 31,

2023, the Corporation’s liability for

estimated losses
associated

with

indemnifications

and

representations

and

warranties

related

to

loans

sold

by

BPPR

amounted

to

$
0.6

million
(December 31, 2022 - $
0.6

million).
Servicing agreements

relating to

the mortgage-backed

securities programs

of FNMA,

FHLMC and

GNMA, and

to mortgage

loans
sold or serviced to certain other investors, including FHLMC,

require the Corporation to advance funds to make

scheduled payments
of principal,

interest, taxes

and insurance,

if such

payments have

not been

received from

the borrowers.

At March

31, 2023,

the
Corporation serviced

$
10.9

billion in

mortgage loans

for third-parties,

including the

loans serviced

with credit

recourse (December
31, 2022

- $
11.1

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

2023,

the

outstanding

balance

of

funds

advanced

by

the

Corporation under

such

mortgage

loan

servicing

agreements

was
approximately

$
57

million

(December

31,

2022

-

$
42

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

$
94

million at March

31, 2023 and

December 31, 2022.

In addition, at

March
31,

2023

and

December

31,

2022,

PIHC

fully

and

unconditionally

guaranteed

on

a

subordinated

basis

$
193

million

of

capital
securities (trust preferred securities) issued by

wholly-owned issuing trust entities to the

extent set forth in the

applicable guarantee
agreement. Refer

to Note

18 to

the Consolidated

Financial Statements

in the

2022 Form

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
Financial instruments with

off-balance sheet credit

risk, whose contract

amounts represent potential credit

risk as of

the end of

the
periods presented were as follows:
(In thousands) March 31, 2023 December 31, 2022
Commitments to extend credit:
Credit card lines $
5,956,261
$
5,853,990
Commercial and construction lines of credit
4,727,401
4,425,825
Other consumer unused credit commitments

249,773
250,271
Commercial letters of credit
1,982
3,351
Standby letters of credit
28,938
27,868
Commitments to originate or fund mortgage loans
36,662
45,170
At March

31, 2023

and December

31, 2022,

the Corporation

maintained a

reserve of

approximately $
9.4

million and

$
8.8

million,
respectively, for potential losses associated with unfunded loan commitments related to commercial

and construction lines of credit.
Other commitments
At March 31,

2023 and December 31,

2022, the Corporation also

maintained other non-credit commitments for

approximately $
4.8
million, primarily for the acquisition of other investments.

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

2023, the

Corporation’s

direct exposure

to

the Puerto

Rico

government and

its

instrumentalities and

municipalities
totaled $
353

million, of which

$
324

million were outstanding

($
374

million and $
327

million at December

31, 2022). Of

the amount
outstanding,

$
302

million

consists

of

loans

and

$
22

million

are

securities

($
302

million

and

$
25

million

at

December 31,

2022).
Substantially all

of the

amount outstanding

at March

31, 2023

and December

31, 2022

were obligations from

various Puerto

Rico
municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its
good

faith,

credit

and

unlimited taxing

power,

or

“special

obligations”

of

a

municipality,

to

which

the

applicable

municipality

has
pledged other revenues. At March 31, 2023,
73
% of the Corporation’s exposure to municipal loans and securities was concentrated
in the municipalities of San Juan, Guaynabo, Carolina

and Bayamón.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government
according to their maturities as of March 31, 2023:
(In thousands)
Investment
Portfolio Loans Total Outstanding Total Exposure
Central Government
After 1 to 5 years
$
10
$
-
$
10
$
10
After 5 to 10 years
1
-
1
1
After 10 years
30
-
30
30
Total Central

Government
41
-
41
41
Municipalities
Within 1 year
4,730
20,243
24,973
24,973
After 1 to 5 years
15,805
101,009
116,814
145,814
After 5 to 10 years
1,025
131,202
132,227
132,227
After 10 years
-
49,831
49,831
49,831
Total Municipalities
21,560
302,285
323,845
352,845
Total Direct Government

Exposure
$
21,601
$
302,285
$
323,886
$
352,886
In addition, at March

31, 2023, the Corporation had

$
245

million in loans insured

or securities issued by

Puerto Rico governmental
entities but for

which the principal

source of

repayment is non-governmental

($
251

million at December

31, 2022). These

included
$
204

million

in

residential

mortgage

loans

insured

by

the

Puerto

Rico

Housing

Finance

Authority

(“HFA”),

a

governmental
instrumentality

that

has

been

designated

as

a

covered

entity

under

PROMESA

(December

31,

2022

-

$
209

million).

These
mortgage loans

are secured

by first

mortgages on

Puerto Rico

residential properties

and the

HFA

insurance covers

losses in

the
event of a

borrower default and upon

the satisfaction of certain

other conditions. The Corporation

also had at March

31, 2023, $
41
million in

bonds issued by

HFA which

are secured by

second mortgage loans

on Puerto Rico

residential properties, and

for which
HFA also provides

insurance to cover losses in the

event of a borrower default and

upon the satisfaction of certain other

conditions
(December 31,

2022 -

$
42

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

In

addition, $
1.6

billion of

residential mortgages,

$
27

million of

Small Business

Administration (“SBA”)

loans under

the Paycheck
Protection Program (“PPP”) and

$
73

million commercial loans were

insured or guaranteed

by the U.S.

Government or its agencies
at March 31, 2023 (compared to $
1.6

billion, $
38

million and $
72

million, respectively, at December 31, 2022). The Corporation also had U.S. Treasury

and obligations from the

U.S. Government, its

agencies or government sponsored

entities within the

portfolio

of
available-for-sale and held-to-maturity securities as described in Note 6 and 7 to the Consolidated Financial

Statements.
At

March

31,

2023, the

Corporation has

operations in

the

United

States

Virgin

Islands

(the

“USVI”) and

has

approximately

$
28
million

in

direct

exposure

to

USVI

government

entities

(December

31,

2022

-

$
28

million).

The

USVI

has

been

experiencing

a
number of

fiscal and

economic challenges

that could

adversely affect

the ability

of its

public corporations

and instrumentalities

to
service their outstanding debt obligations.

At March

31, 2023,

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
210

million

comprised

of

various

retail

and

commercial

clients,

compared

to

a

loan

portfolio

of

$
214

million

at
December 31, 2022.
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

excess of any

accrual to the

extent such loss

is reasonably possible,

but not

probable.
Management believes and

estimates that the

range of reasonably

possible losses (with

respect to those

matters where such

limits
may be

determined, in

excess of amounts

accrued) for current

Legal Proceedings ranged

from $
0

to approximately $
16.04

million
as

of

March

31,

2023.

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
brief in January 2021. On March

13, 2023, the U.S. Court of

Appeals for the First Circuit entered

judgment affirming the trial court’s

order dismissing

the complaint.

On

March 23,

2023, Plaintiffs

filed

a

Petition for

Rehearing and/or

Rehearing en

Banc,

which is
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

agreement and,

on

March 14,

2023, it

held a

hearing granting

final

approval to

the settlement

agreement. These
matters are now closed.
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

a Motion to Dismiss in January 2021.
In

October

2021,

the

District

Court,

notwithstanding that

BPPR’s

Motion

to

Dismiss

remained

pending

resolution,

held

an

initial
scheduling

conference

and,

thereafter,

issued

a

trial

management

order

where

it

scheduled

the

deadline

for

all

discovery

for
November 2022, and several other

trial-related deadlines for June 2023.

During a mediation hearing held

on October 14, 2022, the
parties in the

Golden action reached a

settlement in principle

on a class-wide

basis subject to

final court approval.

On October 19,
2022, the

parties filed

before the

Court a

notice of

settlement and

a request

to stay

the proceedings

while Plaintiffs

submitted a
motion for the

preliminary approval of the

class action settlement. On

January 19, 2023, the

parties filed the motion

for preliminary
approval

of

the

settlement

agreement.

On

March

31,

2023,

the

Court

issued

an

order

granting

preliminary

approval

of

the
settlement agreement and scheduled the final approval

hearing for September 8, 2023.
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
transactions.

The complaint further alleged that

Popular assesses OD Fees

over authorized transactions for

which sufficient funds
are held for settlement. Popular waived service of process

and filed a Motion to Compel Arbitration. In response to Popular’s motion,
Plaintiff filed a Notice of Voluntary Dismissal in April 2022.

On May

13, 2022,

Plaintiff in

the Lipsett

complaint filed

a new

complaint captioned

Lipsett v.

Banco Popular

North America

d/b/a
Popular

Community Bank

with the

same

allegations of

his

previous complaint

against Popular.

On June

10,

2022,

after serving
Plaintiff

with a

written notice

of

election to

arbitrate the

claims

asserted in

the complaint

which went

unanswered, Popular

Bank
(“PB”) filed

a Pre-Motion

Conference motion

related to

a new

Motion to

Compel Arbitration.

After Plaintiff

responded to

the Pre-
Motion conference

motion,

on September

2,

2022, the

Court

allowed PB

to

file its

Motion to

Compel Arbitration,

which it

did on
September 8, 2022. Plaintiff opposed such motion on

October 13, 2022, and PB filed its reply

on November 3, 2022.

On December 9, 2022, the

Court issued a Decision and

Order denying PB’s Motion to

Compel Arbitration. On December 20, 2022,
PB

filed

a

Notice

of

Appeal

with the

United States

Court

of

Appeals for

the Second

Circuit.

On January

31,

2022, the

Court

of
Appeals issued

a briefing

schedule granting

PB until

April 6,

2023 to

file its

appeal brief.

The Court

of Appeals

also scheduled

a
“CAMP” mediation conference, which was held on

February 21, 2023. No settlement was reached

during the mediation. On April 5,
2023, PB filed its appeal brief and, on April 10,

2023, Plaintiff filed a scheduling request to file his opposition brief by July 5, 2023.
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

process
on May 27, 2022

and, on August 1, 2022,

filed a Motion to

Dismiss. On August 15,

2022, Plaintiff filed her

opposition to the Motion
to Dismiss and, on September 14, 2022, BPPR filed a reply in support of its Motion to Dismiss. On March 31,

2023, the U.S. District
Court for

the District

of Puerto

Rico issued

an Opinion

and Order

granting BPPR’s

Motion to

Dismiss for

lack of

jurisdiction, and
entered a judgement dismissing the complaint without prejudice.

Plaintiff’s notice of appeal is due on May 3, 2023. Since plaintiff did not file a notice of appeal, the judgment became

final. This matter is now closed.
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

March

31,

2023,

was

named

as

a

respondent

(among

other

broker-dealers)

in
8

pending

arbitration
proceedings with

initial claimed

amounts of

approximately $
10.4

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

November

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

transfers made to the

Popular Companies. Potential claims

being pursued by

the SCC and

the UCC, including
claims tolled

under existing tolling

agreements, were transferred

to a

newly created Puerto

Rico Avoidance Action

Trust as

part of
the approval of the Commonwealth of Puerto Rico’s Plan

of Adjustment. On March 28, 2023, the Popular

Companies and the Puerto
Rico Avoidance Action Trust executed a settlement agreement as to potential claims related to the role of the Popular Companies in the offering of the challenged bond issuances. This matter

is now closed.

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

2023
.
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

2023 and December 31, 2022, which are classified

as available-for-sale
and

trading

securities

in

the

Corporation’s

Consolidated

Statements

of

Financial

Condition.

In

addition,

the

Corporation

holds
variable

interests

in

the

form

of

servicing

fees,

since

it

retains

the

right

to

service

the

transferred

loans

in

those

government-
sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.

The following

table presents

the carrying

amount and

classification of

the assets

related to

the Corporation’s

variable interests

in
non-consolidated VIEs

and the

maximum exposure

to loss

as a

result of

the Corporation’s

involvement as

servicer of

GNMA and
FNMA loans at March 31, 2023 and December

31, 2022.

(In thousands) March 31, 2023 December 31, 2022
Assets
Servicing assets:
Mortgage servicing rights $
98,184
$
99,614
Total servicing

assets

$
98,184
$
99,614
Other assets:
Servicing advances $
5,942
$
6,157
Total other assets $
5,942
$
6,157
Total assets $
104,126
$
105,771
Maximum exposure to loss $
104,126
$
105,771
The size of

the non-consolidated VIEs,

in which the

Corporation has a

variable interest in

the form

of servicing fees,

measured as
the total unpaid principal balance of the loans,

amounted to $
7.5

billion at March 31, 2023 (December 31, 2022 - $
7.7

billion).
The Corporation

determined that

the maximum

exposure to

loss includes

the fair

value of

the MSRs

and the

assumption that

the
servicing advances at March

31, 2023 and December

31, 2022, will not

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

2023.

Note 23 – Related party transactions
The Corporation

considers its

equity method

investees as

related parties.

The following

provides information

on transactions

with
equity method investees considered related parties.
EVERTEC
Until

August

15,

2022,

the

Corporation

had

an

investment

in

Evertec,

Inc.

(“Evertec”)

which

provides

various

processing

and
information

technology services

to

the

Corporation and

its

subsidiaries

and

gave

BPPR

access to

the

ATH

network owned

and
operated

by

Evertec.

This

investment

was

accounted

for

under

the

equity

method.

The

Corporation

recorded

$
0.6

million

in
dividends from its investment in Evertec during

the quarter ended March 31, 2022.
On July 1, 2022, BPPR completed its previously announced

acquisition of certain assets from Evertec Group,

LLC (“Evertec Group”)
to

service

certain

BPPR

channels.

In

connection

with

the

Evertec

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

Evertec.

On

August

15,

2022,

the

Corporation completed

the

sale

of

its

remaining

shares

of

common

stock

of
Evertec. As a

result, the Corporation discontinued accounting

for its proportionate share

of Evertec’s income

(loss) and changes in
stockholder’s equity under the equity method

of accounting in the third quarter of 2022.
The following

table presents

the Corporation’s

proportionate share

of Evertec’s

income (loss)

and changes

in stockholders’

equity
for the quarter ended March 31, 2022.
Quarter ended March 31,
(In thousands) 2022
Share of income from

investment in Evertec
$
6,318
Share of other changes in Evertec's stockholders' equity
1,787
Share of Evertec's changes in equity recognized in income $
8,105
The following table presents

the impact of transactions and

service payments between the Corporation and Evertec

(as an affiliate)
and

their

impact

on

the

results

of

operations

for

the

quarter

ended

March

31,

2022.

Items

that

represent

expenses

to

the
Corporation are presented with parenthesis.

Quarter ended March 31,
(In thousands) 2022 Category
Interest expense on deposits $
(132)
Interest expense
ATH and credit cards interchange

income from services to EVERTEC
6,683
Other service fees
Rental income charged to EVERTEC
1,681
Net occupancy
Processing fees on services provided by EVERTEC
(62,222)
Professional fees
Other services provided to EVERTEC
218
Other operating expenses
Total $
(53,772)
Centro Financiero BHD León
At March

31, 2023,

the Corporation

had a
15.84
% equity

interest in

Centro Financiero

BHD León,

S.A. (“BHD

León”), one

of the
largest banking and financial services groups in the Dominican Republic. During the quarter ended March 31, 2023, the Corporation recorded $
9.1

million in earnings from

its investment in BHD

León (March 31,

2022 - $
7.4

million), which had a

carrying amount of
$
201.4

million

at

March

31,

2023

(December

31,

2022

-

$
199.8

million).

There

were

no

dividends

distributions

received

by

the
Corporation from its investment in BHD León, during

the quarter ended March 31, 2023 and 2022.

Investment Companies
The Corporation,

through its subsidiary Popular

Asset Management LLC (“PAM”),

provides advisory services to several

investment
companies registered

under the

Investment Company

Act of

1940 in

exchange for

a fee.

The Corporation,

through its

subsidiary
BPPR, also

provides transfer

agency services to

these investment companies.

These fees

are calculated

at an

annual rate

of the
average net

assets of the

investment company,

as defined in

each agreement. Due

to its

advisory role, the

Corporation considers
these investment companies as related parties.
For the quarter ended March 31, 2023 administrative fees charged to these investment companies amounted to $
0.6

million (March
31, 2022 -
0.7

million) and waived fees amounted to $
0.2

million (March 31, 2022 - $
0.3

million), for a net fee of $
0.4

million (March
31, 2022 - $
0.4

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

There have been no changes in the

Corporation’s methodologies used
to estimate the fair value of assets and liabilities from

those disclosed in the 2022 Form 10-K.
The estimated fair

value may

be subjective in

nature and may

involve uncertainties and

matters of

significant judgment for

certain
financial instruments. Changes in the underlying assumptions used in calculating fair value could significantly affect

the results.
Fair Value on a Recurring and Nonrecurring Basis
The following fair value hierarchy tables

present information about the Corporation’s assets

and liabilities measured at fair value

on
a recurring basis at March 31, 2023 and December

31, 2022:

At March 31, 2023
(In thousands) Level 1 Level 2 Level 3 Measured at NAV Total
RECURRING FAIR VALUE

MEASUREMENTS
Assets

Debt securities available-for-sale:
U.S. Treasury securities $
1,865,470
$
8,769,277
$
-
$
-
$
10,634,747
Collateralized mortgage obligations - federal
agencies
-
158,772
-
-
158,772
Mortgage-backed securities
-
6,377,905
655
-
6,378,560
Other
-
49
1,000
-
1,049
Total debt securities

available-for-sale
$
1,865,470
$
15,306,003
$
1,655
$
-
$
17,173,128
Trading account debt securities, excluding
derivatives:
U.S. Treasury securities $
15,462
$
-
$
-
$
-
$
15,462
Obligations of Puerto Rico, States and political
subdivisions
-
62
-
-
62
Collateralized mortgage obligations
-
45
88
-
133
Mortgage-backed securities
-
13,779
188
-
13,967
Other
-
-
199
-
199
Total trading account

debt securities, excluding
derivatives $
15,462
$
13,886
$
475
$
-
$
29,823
Equity securities $
-
$
32,545
$
-
$
318
$
32,863
Mortgage servicing rights
-
-
127,475
-
127,475
Loans held-for-sale
-
11,181
-
-
11,181
Derivatives

-
19,365
-
-
19,365
Total assets measured

at fair value on a
recurring basis $
1,880,932
$
15,382,980
$
129,605
$
318
$
17,393,835
Liabilities
Derivatives $
-
$
(17,115)
$
-
$
-
$
(17,115)
Total liabilities measured

at fair value on a
recurring basis $
-
$
(17,115)
$
-
$
-
$
(17,115)

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
-
$
13,069
Obligations of Puerto Rico, States and political
subdivisions
-
64
-
-
64
Collateralized mortgage obligations
-
47
113
-
160
Mortgage-backed securities
-
14,008
215
-
14,223
Other
-
-
207
-
207
Total trading account

debt securities, excluding
derivatives $
13,069
$
14,119
$
535
$
-
$
27,723
Equity securities $
-
$
29,302
$
-
$
330
$
29,632
Mortgage servicing rights
-
-
128,350
-
128,350
Derivatives

-
19,229
-
-
19,229
Total assets measured

at fair value on a
recurring basis $
1,921,658
$
15,956,724
$
130,596
$
330
$
18,009,308
Liabilities

Derivatives $
-
$
(17,000)
$
-
$
-
$
(17,000)
Total liabilities measured

at fair value on a
recurring basis $
-
$
(17,000)
$
-
$
-
$
(17,000)
Beginning in the first quarter of 2023, the Corporation

has elected the fair value option for BPPR

mortgage loans held for sale. This
election better aligns with the management of

the portfolio from a business perspective. As of

December 31, 2022, the Corporation
had not elected the fair value option for any

of the loans in the held for sale portfolio.
Loans held-for-sale measured at fair value

Loans held-for-sale measured at fair value were priced

based on secondary market prices. These loans

are classified as Level 2.
The following table summarizes the difference between

the aggregate fair value and the aggregate

unpaid principal balance for
mortgage loans held for sale measured at fair value

as of March 31,2023.
(In thousands) March 31, 2023
Aggregate Unpaid
Fair Value Principal Balance Difference
Loans held for sale $
11,181
$
11,116
$
65
No

loans held for sell were 90 or more days past

due or on nonaccrual status as of March 31,2023.
During the quarter ended March 31,2023, the Corporation

recognized an unrealized gain of $
70

thousand for changes in the fair
value of mortgage loans held for sale for which

we elected the fair value option, that was

offset by the changes in the fair value of
the related hedging instrument, both of which

are recorded within the mortgage banking activities

line item of the accompanying
Statement of Operations.

The fair value information included in the following

tables is not as of period end, but as

of the date that the fair value measurement
was recorded during the quarters ended March 31,

2023 and 2022 and excludes nonrecurring

fair value measurements of assets no
longer outstanding

as of the reporting date.
Quarter ended March 31, 2023
(In thousands) Level 1 Level 2 Level 3 Total
NONRECURRING FAIR VALUE

MEASUREMENTS
Assets

Write-downs
Loans [1] $
-
$
-
$
1,629
$
1,629
$
(3)
Other real estate owned [2]
-
-
2,330
2,330
(628)
Other foreclosed assets [2]
-
-
15
15
(4)
Total assets measured

at fair value on a nonrecurring basis
$
-
$
-
$
3,974
$
3,974
$
(635)
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
4,891
$
4,891
$
(180)
Loans held-for-sale
[2]
-
-
55,150
55,150
(675)
Other real estate owned [3]
-
-
1,432
1,432
(495)
Total assets measured

at fair value on a nonrecurring basis
$
-
$
-
$
61,473
$
61,473
$
(1,350)
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
The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2023 and 2022.

Quarter ended March 31, 2023
MBS Other CMOs MBS Other
classified securities classified classified securities
as debt
classified as

as trading as trading classified
securities

debt securities
account account as trading Mortgage
available- available-

debt

debt
account debt servicing Total
(In thousands) for-sale for-sale securities securities securities rights assets
Balance at December 31, 2022 $
711
$
1,000
$
113
$
215
$
207
$
128,350
$
130,596
Gains (losses) included in earnings
-
-
-
(1)
(8)
(1,376)
(1,385)
Gains (losses) included in OCI
(6)
-
-
-
-
-
(6)
Additions
-
-
-
-
-
501
501
Settlements
(50)
-
(25)
(26)
-
-
(101)
Balance at March 31, 2023 $
655
$
1,000
$
88
$
188
$
199
$
127,475
$
129,605
Changes in unrealized gains (losses) included
in earnings relating to assets still held at March
31, 2023 $
-
$
-
$
-
$
-
$
9
$
1,286
$
1,295

Quarter ended March 31, 2022
MBS Other
classified CMOs securities
as investment classified classified
securities as trading as trading Mortgage
available- account account servicing Total Contingent Total
(In thousands) for-sale securities securities rights assets consideration liabilities
Balance at

December 31, 2021
$
826
$
198
$
280
$
121,570
$
122,874
$
9,241
$
9,241
Gains (losses) included in earnings
-
(1)
(13)
1,017
1,003
-
-
Gains (losses) included in OCI
(8)
-
-
-
(8)
-
-
Additions
-
2
-
2,771
2,773
-
-
Settlements
(25)
(25)
-
-
(50)
-
-
Balance at March 31, 2022 $
793
$
174
$
267
$
125,358
$
126,592
$
9,241
$
9,241
Changes in unrealized gains (losses)
included in earnings relating to assets
still held at March 31, 2022 $
-
$
(1)
$
5
$
4,252
$
4,256
$
-
$
-
Gains and losses (realized and unrealized) included in earnings for the quarters ended March 31, 2023 and 2022 for

Level 3 assets
and liabilities included in the previous tables are

reported in the consolidated statements of operations

as follows:
Quarter ended March 31, 2023 Quarter ended March 31, 2022
Changes in unrealized Changes in unrealized
Total gains gains (losses) relating to Total gains gains (losses) relating to
(losses) included assets still held at (losses) included assets still held at
(In thousands) in earnings reporting date in earnings reporting date
Mortgage banking activities $
(1,376)
$
1,286
$
1,017
$
4,252
Trading account (loss) profit
(9)
9
(14)
4
Total

$
(1,385)
$
1,295
$
1,003
$
4,256

The following

tables include

quantitative information

about significant

unobservable inputs

used to

derive the

fair value

of Level

3
instruments, excluding those instruments

for which the

unobservable inputs were not

developed by the

Corporation such as

prices
of prior transactions and/or unadjusted third-party pricing

sources at March 31, 2023 and 2022.
Fair value at

March 31,
(In thousands) 2023 Valuation technique Unobservable inputs Weighted average (range) [1]
CMO's - trading $
88
Discounted cash flow model Weighted average life
0.3

years (
0.1

-
0.5

years)
Yield
4.9
% (
4.9
% -
5.4
%)
Prepayment speed
9.2
% (
8.3
% -
27.8
%)
Other - trading $
199
Discounted cash flow model Weighted average life
2.5

years
Yield
12.0%
Prepayment speed
10.8%
Loans held-in-portfolio $
1,560
[2]
External appraisal Haircut applied on
external appraisals
35.0
%
[1]

Weighted average of significant unobservable inputs

used to develop Level 3 fair value measurements

were calculated by relative fair value.
[2]
Loans held-in-portfolio in which haircuts were not applied

to external appraisals were excluded from this table.

Fair value at

March 31,
(In thousands) 2022 Valuation technique Unobservable inputs Weighted average (range) [1]
CMO's - trading $
174
Discounted cash flow model Weighted average life
0.7

years (
0.5

-
1

years)
Yield
3.9
% (
3.9
% -
4.5
%)
Prepayment speed
8.4
% (
0.1
% -
15.7
%)
Other - trading $
267
Discounted cash flow model Weighted average life
2.9

years
Yield
12.0%
Prepayment speed
10.8%
Contingent consideration $
(9,241)
Probability weighted
discounted cash flows Discount rate
2.52
%
Loans held-in-portfolio $
4,653
[2]
External appraisal Haircut applied on
external appraisals
12.6
%
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

amounts that could be

realized
in actual transactions.
The fair values

reflected herein have been

determined based on the

prevailing rate environment at

March 31, 2023

and December
31, 2022, as applicable. In different interest rate environments,

fair value estimates can differ significantly, especially for certain fixed rate

financial

instruments.

In

addition,

the

fair

values

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

March 31, 2023
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Assets:
Cash and due from banks $
462,013
$
462,013
$
-
$
-
$
-
$
462,013
Money market investments
6,098,288
6,091,115
7,173
-
-
6,098,288
Trading account debt securities, excluding

derivatives
[1]
29,823
15,462
13,886
475
-
29,823
Debt securities available-for-sale
[1]
17,173,128
1,865,470
15,306,003
1,655
-
17,173,128
Debt securities held-to-maturity:
U.S. Treasury securities $
8,494,652
$
-
$
8,534,105
$
-
$
-
$
8,534,105
Obligations of Puerto Rico, States and political
subdivisions
55,633
-
-
57,839
-
57,839
Collateralized mortgage obligation-federal agency
16
-
-
16
-
16
Securities in wholly owned statutory business trusts
5,959
-
5,959
-
-
5,959
Total debt securities

held-to-maturity
$
8,556,260
$
-
$
8,540,064
$
57,855
$
-
$
8,597,919
Equity securities:
FHLB stock $
49,265
$
-
$
49,265
$
-
$
-
$
49,265
FRB stock
99,134
-
99,134
-
-
99,134
Other investments
37,518
-
32,545
5,482
318
38,345
Total equity securities $
185,917
$
-
$
180,944
$
5,482
$
318
$
186,744
Loans held-for-sale $
11,181
$
-
$
11,181
$
-
$
-
$
11,181
Loans held-in-portfolio
31,649,253
-
-
30,066,069
-
30,066,069
Mortgage servicing rights
127,475
-
-
127,475
-
127,475
Derivatives
19,365
-
19,365
-
-
19,365
March 31, 2023
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Liabilities:
Deposits:
Demand deposits $
53,547,761
$
-
$
53,547,761
$
-
$
-
$
53,547,761
Time deposits
7,406,127
-
7,019,993
-
-
7,019,993
Total deposits $
60,953,888
$
-
$
60,567,754
$
-
$
-
$
60,567,754
Assets sold under agreements to repurchase $
123,499
$
-
$
123,487
$
-
$
-
$
123,487
Notes payable:
FHLB advances $
388,282
$
-
$
365,862
$
-
$
-
$
365,862
Unsecured senior debt securities
692,519
-
693,253
-
-
693,253
Junior subordinated deferrable interest debentures
(related to trust preferred securities)
198,326
-
177,823
-
-
177,823
Total notes payable $
1,279,127
$
-
$
1,236,938
$
-
$
-
$
1,236,938
Derivatives $
17,115
$
-
$
17,115
$
-
$
-
$
17,115
[1]
Refer to Note 24 to the Consolidated Financial Statements

for the fair value by class of financial asset and its hierarchy level.

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
Notes payable: -
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

The notional amount

of commitments to extend

credit at March

31, 2023 and

December 31, 2022 is

$
10.9

billion and $
10.5

billion,
respectively,

and represents the

unused portion of

credit facilities

granted to customers.

The notional amount

of letters of

credit at
March 31, 2023 and December 31, 2022 is $
31

million and represents the contractual amount that is required to be paid in the event
of nonperformance.

The fair

value of

commitments to

extend credit

and letters

of credit,

which are

based on

the fees

charged to
enter into those agreements, are not material

to Popular’s financial statements.

Note 26 – Net income per common share
The following table

sets forth the

computation of net

income per common

share (“EPS”), basic

and diluted, for

the quarters

ended
March 31, 2023 and 2022
:

Quarters ended March 31,
(In thousands, except per share information) 2023 2022
Net income $
158,979
$
211,686
Preferred stock dividends
(353)
(353)
Net income applicable to common stock $
158,626
$
211,333
Average common shares outstanding
71,541,778
78,443,706
Average potential dilutive common shares

64,418
151,757
Average common shares outstanding - assuming dilution
71,606,196
78,595,463
Basic EPS $
2.22
$
2.69
Diluted EPS $
2.22
$
2.69
For the quarters

ended March 31, 2023 and

2022, the Corporation calculated the impact

of potential dilutive common shares under
the

treasury

stock

method,

consistent

with

the

method

used

for

the

preparation

of

the

financial

statements

for

the

year

ended
December

31,

2022.

For

a

discussion

of

the

calculation

under

the

treasury

stock

method,

refer

to

Note

31

of

the

Consolidated
Financial Statements included in the 2022 Form 10-K.

Note 27 – Revenue from contracts with customers
The

following

table

presents

the

Corporation’s

revenue

streams

from

contracts

with

customers

by

reportable

segment

for

the
quarters ended March 31, 2023 and 2022
.
Quarters ended March 31,
(In thousands) 2023 2022
BPPR Popular U.S. BPPR Popular U.S.
Service charges on deposit accounts $
32,152
$
2,526
$
37,985
$
2,728
Other service fees:
Debit card fees
12,948
218
11,562
217
Insurance fees, excluding reinsurance
10,798
1,307
10,038
1,322
Credit card fees, excluding late fees and membership

fees
36,174
579
30,222
324
Sale and administration of investment products
6,558
-
5,791
-
Trust fees
5,896
-
6,149
-
Total revenue from

contracts with customers
[1] $
104,526
$
4,630
$
101,747
$
4,591
[1] The amounts include intersegment transactions of $
1.6

million and $
1.5

million, respectively, for the

quarters ended March 31, 2023 and 2022.
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
20

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
March 31, 2023
(In thousands)
Remaining
2023 2024 2025 2026 2027
Later
Years
Total Lease
Payments
Less:
Imputed
Interest Total
Operating Leases $
22,345
$
28,441
$
25,514
$
16,995
$
11,769
$
44,279
$
149,343
$
(17,905)
$
131,438
Finance Leases
3,404
4,631
4,743
4,402
2,468
9,346
28,994
(3,265)
25,729
The following table presents the lease cost recognized

by the Corporation in the Consolidated

Statements of Operations as follows:
Quarters ended March 31,
(In thousands) 2023 2022
Finance lease cost:
Amortization of ROU assets $
824
$
759
Interest on lease liabilities
296
308
Operating lease cost
7,854
7,627
Short-term lease cost
73
55
Variable lease cost
56
23
Sublease income
(9)
(9)
Total lease cost [1] $
9,094
$
8,763
[1]
Total lease cost

is recognized as part of net occupancy expense.

The

following

table

presents

supplemental

cash

flow

information

and

other

related

information

related

to

operating

and

finance
leases.
Quarters ended March 31,
(Dollars in thousands) 2023 2022
Cash paid for amounts included in the measurement of

lease liabilities:
Operating cash flows from operating leases $
7,754
$
7,506
Operating cash flows from finance leases
296
308
Financing cash flows from finance leases
804
833
ROU assets obtained in exchange for new lease obligations:
Operating leases $
967
$
1,553
Finance leases
1,796
-
Weighted-average remaining lease term:
Operating leases
7.3
years
7.6
years
Finance leases
8.2
years
8.7
years
Weighted-average discount rate:
Operating leases
3.0
%
2.8
%
Finance leases
4.1
%
4.4
%
As of March 31, 2023, the Corporation has additional operating leases contracts that have not yet commenced with an undiscounted contract amount of $
6.8

million, which will have lease terms ranging

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
Pension Plans OPEB Plan
Quarter ended March 31, Quarter ended March 31,
(In thousands) 2023 2022 2023 2022
Personnel Cost:

Service cost
$
-
$
-
$
48
$
121
Other operating expenses:

Interest cost
7,887
4,800
1,520
983

Expected return on plan assets
(8,591)
(8,847)
-
-

Amortization of prior service cost/(credit)
-
-
-
-

Amortization of net loss
5,366
3,911
(553)
-
Total net periodic

pension cost

$
4,662
$
(136)
$
1,015
$
1,104
The Corporation

paid the

following contributions

to the

plans for

the three

months ended

March 31,

2023 and

expects to

pay the
following contributions for the year ending December

31, 2023.
For the three months
ended
For the year ending
(In thousands) March 31, 2023 December 31, 2023
Pension Plans $
57
$
228
OPEB Plan $
1,566
$
5,924

Note 30 - Stock-based compensation
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

The goals will be based
on

two

metrics

weighted

equally:

the

Relative

Total

Shareholder

Return

(“TSR”)

and

the

Absolute

Return

on

Average

Tangible
Common Equity

(“ROATCE”).

The TSR metric

is considered to

be a

market condition under

ASC 718.

For equity settled

awards
based

on a

market condition,

the

fair value

is

determined as

of the

grant date

and

is not

subsequently revised

based on

actual
performance.

The ROATCE

metrics

is considered

to

be a

performance condition

under ASC

718.

The fair

value is

determined
based on

the probability

of achieving

the ROATCE

goal as

of each

reporting period.

The TSR

and ROATCE

metric are

equally
weighted and

work independently.

The number of shares that will ultimately vest ranges from 50% to a 150% of target based on both market (TSR) and performance (ROATCE) conditions. The performance shares vest at the end of the three-year performance cycle. If a participant terminates employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service, the performance shares shall continue outstanding and vest at the end of the performance cycle.
The

following

table

summarizes

the

restricted

stock

and

performance

shares

activity

under

the

Incentive

Plan

for

members

of
management.

(Not in thousands) Shares
Weighted-Average
Grant Date Fair
Value
Non-vested at December 31, 2021
321,883
$
47.98
Granted
194,791
84.29
Performance Shares Quantity Adjustment
6,947
78.02
Vested

(240,033)
66.11
Forfeited
(1,625)
78.86
Non-vested at December 31, 2022
281,963
$
56.50
Granted
127,203
74.29
Performance Shares Quantity Adjustment
5,674
64.57
Vested

(128,027)
68.60
Forfeited
(12,375)
56.76
Non-vested at March 31, 2023
274,438
$
58.48
During the

quarter ended

March 31,

2023,
69,488

shares of

restricted stock

(March 31,

2022 -
52,584
) and
57,715

performance
shares (March 31, 2022 -
56,857
) were awarded to management under the

Incentive Plan.

During

the

quarter

ended

March

31,

2023,

the

Corporation

recognized

$
4.4

million

of

restricted

stock

expense

related

to
management incentive awards, with a tax benefit of

$
0.3

million (March 31, 2022 - $
4.5

million, with a tax benefit of $
0.5

million). For
the quarter ended

March 31, 2023,

the fair market

value of the

restricted stock and performance

shares vested was

$
5.8

million at
grant date and $
8.9

million at vesting date.

These differential triggers a

windfall, of $
1.1

million that was recorded

as a reduction in
income

tax

expense.

For

the

quarter

ended

March

31,

2023,

the

Corporation

recognized

$
3.6

million

of

performance

shares
expense, with a tax

benefit of $
0.1

million (March 31, 2022

- $
3.7

million, with a

tax benefit of

$
0.3

million). The total

unrecognized
compensation cost related to non-vested restricted stock awards and performance shares to members of management at March 31,
2023 was $
11.4

million and is expected to be recognized over

a weighted-average period of
1.72

years.
The following table summarizes the restricted stock

activity under the Incentive Plan for members of

the Board of Directors:
(Not in thousands) Restricted Stock units
Weighted-Average

Grant Date Fair
Value per Unit
Non-vested at December 31, 2021 $
-
$
-
Granted
25,321
77.48
Vested

(25,321)
77.48
Forfeited
-
-
Non-vested at December 31, 2022 $
-
$
-
Granted
1,029
65.57
Vested

(1,029)
65.57
Forfeited
-
-
Non-vested at March 31, 2023 $
-
$
-
The

equity

awards

granted

to

members

of

the

Board

of

Directors

of

Popular,

Inc.

(the

“Directors”)

will

vest

and

become

non-
forfeitable on the

grant date

of such

award. Effective in

May 2019 all

equity awards granted

to the

Directors may be

paid in

either
restricted

stocks

or

RSUs,

at

the

Directors’

election.

If

RSUs

are

elected

the

Directors

may

defer

the

delivery

of

the

shares

of
common stock

underlying the

RSU award

after their

retirement. To

the extent

that cash

dividends are

paid on

the Corporation’s
outstanding common stock, the Directors

will receive an additional number of RSUs

that reflect reinvested dividend equivalent.

During the

quarter ended March

31, 2023,
1,029

RSUs were granted

to the

Directors (March 31,

2022 -
530
).

During this period,
the Corporation

recognized $
67

thousand of

restricted stock

expense related

to

these RSUs,

with a

tax

benefit of

$
13

thousand
(March 31,

2022 -

$
44

thousand, with

a tax

benefit of

$
8

thousand). The

fair value

at vesting

date of

the RSUs

vested during

the
quarter ended March 31, 2023 for Directors was

$
67

thousand
.

Note 31 – Income taxes

The reason for the difference between the income

tax expense applicable to income before provision

for income taxes and the
amount computed by applying the statutory tax rate

in Puerto Rico, were as follows:

Quarters ended
March 31, 2023 March 31, 2022
(In thousands)
Amount

% of pre-tax
income

Amount
% of pre-tax
income
Computed income tax expense at statutory rates

$
76,985
38
% $
98,312
38
%
Net benefit of tax exempt interest income
(21,902)
(11)
(42,869)
(16)
Effect of income subject to preferential tax rate
(855)
-
(3,945)
(2)
Deferred tax asset valuation allowance
(4,565)
(2)
3,891
1
Difference in tax rates due to multiple jurisdictions
(5,169)
(3)
(6,493)
(2)
State and local taxes
3,355
2
3,665
1
Others
(1,535)
(1)
(2,082)
(1)
Income tax expense $
46,314
23
% $
50,479
19
%
For the quarter ended March 31, 2023,

the Corporation recorded an income tax expense

of $
46.3

million compared to $
50.5

million
for the

quarter ended

March 31,2022.

The decrease

in income

tax expense

was due

to a

lower pre-tax

income and

reversal of

a
valuation

allowance

on

a

tax

credit

expected

to

be

realized

on

the

U.

S.

operations

as

a

result

of

the

implementation

of

the
Corporate Alternative

Minimum

Tax.

This

positive variance

was

partially offset

by

lower benefits

on

the

exempt income,

mainly
associated with the allocation of higher interest

expense disallowance.
The following table presents a breakdown of the

significant components of the Corporation’s deferred tax assets and liabilities.

March 31, 2023

(In thousands)
PR US Total
Deferred tax assets:
Tax credits available

for carryforward
$
261
$
4,726
$
4,987
Net operating loss and other carryforward available

121,758
655,505
777,263
Postretirement and pension benefits
47,039
-
47,039
Allowance for credit losses
238,695
30,628
269,323
Depreciation
6,033
6,257
12,290
FDIC-assisted transaction
152,665
-
152,665
Lease liability
27,995
22,427
50,422
Unrealized net loss on investment securities

235,932
20,832
256,764
Difference in outside basis from pass-through entities
32,800
-
32,800
Mortgage Servicing Rights
13,012
-
13,012
Other temporary differences
29,835
8,589
38,424
Total gross deferred

tax assets
906,025
748,964
1,654,989
Deferred tax liabilities:
Intangibles
82,103
55,415
137,518
Right of use assets
25,631
19,322
44,953
Deferred loan origination fees/cost
1,804
2,995
4,799
Loans acquired
22,134
-
22,134
Other temporary differences
6,159
422
6,581

Total gross deferred

tax liabilities
137,831
78,154
215,985
Valuation allowance
138,016
396,472
534,488
Net deferred tax asset $
630,178
$
274,338
$
904,516

December 31, 2022

(In thousands)
PR US Total
Deferred tax assets:
Tax credits available

for carryforward
$
261
$
2,781
$
3,042
Net operating loss and other carryforward available

121,742
661,144
782,886
Postretirement and pension benefits
47,122
-
47,122
Allowance for credit losses
250,615
32,688
283,303
Depreciation
5,972
6,309
12,281
FDIC-assisted transaction
152,665
-
152,665
Lease liability
28,290
23,521
51,811
Unrealized net loss on investment securities
265,955
23,913
289,868
Difference in outside basis from pass-through entities
40,602
-
40,602
Mortgage Servicing Rights
13,711
-
13,711
Other temporary differences
17,122
7,815
24,937
Total gross deferred

tax assets
944,057
758,171
1,702,228
Deferred tax liabilities:
Intangibles
81,174
54,623
135,797
Right of use assets
26,015
20,262
46,277
Deferred loan origination fees/cost
1,076
2,961
4,037
Loans acquired
23,353
-
23,353
Other temporary differences
1,531
-
1,531

Total gross deferred

tax liabilities
133,149
77,846
210,995
Valuation allowance
137,863
402,333
540,196
Net deferred tax asset $
673,045
$
277,992
$
951,037

The

net

deferred tax

asset

shown

in

the

table

above

at

March

31,

2023

is

reflected

in

the

consolidated statements

of

financial
condition as $
0.9

billion in net deferred tax assets in the

“Other assets” caption (December 31, 2022 - $
1.0

billion) and $
3.2

million in
deferred

tax

liabilities

in

the

“Other

liabilities”

caption

(December 31,

2022

-

$
2.6

million),

reflecting

the

aggregate

deferred

tax
assets

or

liabilities

of

individual

tax-paying

subsidiaries

of

the

Corporation

in

their

respective tax

jurisdiction, Puerto

Rico

or

the
United States.

At

March

31,

2023

the

net

deferred

tax

asset

of

the

U.S.

operations

amounted

to

$
671

million

with

a

valuation

allowance

of
approximately $
396

million, for

a net

deferred tax

asset after

valuation allowance

of approximately

$
274

million. The

Corporation
evaluates

the

realization

of

the

deferred tax

asset

on

a

quarterly

basis

by

taxing

jurisdiction. The

U.S.

operation

has

sustained
profitability for

last three

calendar years

and for

the quarter

ended March 31,

2023. These

financial results

demonstrated

financial
stability for

the U.S.

operations, despite

the climate

of uncertainty

as a

result of

global geopolitical

and health

challenges.

These
historical financial

results are objectively

verifiable positive

evidence, evaluated together

with the

positive evidence of

stable credit
metrics, in

combination with

the length

of the

expiration of

the NOLs.

On the

other hand,

the Corporation

evaluated the

negative
evidence accumulated

over the

years,

including financial

results lower

than

expectations and

challenges to

the economy

due to
global geopolitical uncertainty.

As of March 31,

2023, after weighting all

positive and negative evidence, the

Corporation concluded
that it is more likely than not that approximately $
274

million of the deferred tax asset from the U.S. operations, comprised mainly of net operating

losses, will

be realized.

The Corporation

based this

determination on

its estimated

earnings available

to realize

the
deferred tax

asset for

the remaining

carryforward period,

together with

the historical

level of

book income

adjusted by

permanent
differences. Management

will continue

to monitor

and review

the U.S.

operation’s results

and the

pre-tax earnings

forecast on

a
quarterly

basis to

assess the

future realization

of the

deferred tax

asset.

Management will

closely monitor

factors, including,

net
income versus

forecast, targeted

loan growth,

net interest

income margin,

changes in

deposits costs,

allowance for

credit losses,
charge offs, NPLs inflows and NPA balances.

At March 31, 2023, the Corporation’s net deferred tax

assets related to its Puerto Rico operations amounted

to $
630

million.
The Corporation’s Puerto Rico Banking operation is not in a cumulative loss position and has sustained profitability for the last three calendar

years

and

for

the

quarter

ended

March

31,

2023.

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
The

Holding

Company

operation

is

in

a

cumulative

loss

position,

taking

into

account

taxable

income

exclusive

of

reversing
temporary

differences, for

the

last

three

calendar

years

and for

the

quarter ended

March

31,

2023.

Management expects

these
losses will

be a

trend in

future years.

This objectively

verifiable negative

evidence is

considered by

management strong

negative
evidence that

will suggest

that income

in future

years will

be insufficient

to support

the realization

of all

deferred tax

assets. After
weighting of all

positive and negative

evidence management concluded, as

of the reporting

date, that it

is more likely

than not that
the Holding Company will not be able

to realize any portion of the

deferred tax assets. Accordingly,

the Corporation has maintained
a valuation allowance on the deferred tax asset

of $
138

million as of March 31, 2023.
The reconciliation of unrecognized tax benefits, excluding

interest, was as follows:

(In millions) 2023 2022
Balance at January 1 $
2.5
$
3.5
Balance at March 31 $
2.5
$
3.5
At March 31,

2023, the total amount

of accrued interest recognized

in the statement

of financial condition amounted

to $
2.6

million
(December 31, 2022 - $
2.6

million). The total interest expense recognized

at March 31, 2023 was

$
56

thousand, (March 31, 2022–
$
83

thousand).

Management determined

that

at

March

31,

2023

and

December

31,

2022

there

was
no

need

to

accrue

for

the
payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration

of the

effect on

U.S. federal

tax of

unrecognized U.S.

state tax

benefits, the

total amount

of unrecognized

tax
benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $
4.3
million at March 31, 2023 (December 31, 2022 - $
4.3

million).
The amount of

unrecognized tax benefits

may increase or

decrease in the

future for various

reasons including adding amounts

for
current

tax

year

positions,

expiration

of

open

income

tax

returns

due

to

the

statutes

of

limitation,

changes

in

management’s
judgment about

the level

of uncertainty,

status of

examinations, litigation

and legislative

activity and

the addition

or elimination

of
uncertain tax positions.

The Corporation does not

anticipate a reduction

in the total

amount of unrecognized tax

benefits within the
next 12 months.

The

Corporation and

its subsidiaries

file

income tax

returns in

Puerto

Rico, the

U.S. federal

jurisdiction, various

U.S. states

and
political subdivisions,

and foreign

jurisdictions. At

March 31,

2023, the

following years

remain subject

to

examination in

the

U.S.
Federal jurisdiction: 2019 and thereafter; and in

the Puerto Rico jurisdiction, 2018 and thereafter.

Note 32 – Supplemental disclosure on the consolidated

statements of cash flows
Additional disclosures on cash flow information and

non-cash activities for the quarters ended March

31, 2023 and March 31, 2022
are listed in the following table:
(In thousands) March 31, 2023 March 31, 2022
Non-cash activities:

Loans transferred to other real estate
$
18,367
$
18,647

Loans transferred to other property
17,343
13,425

Total loans transferred

to foreclosed assets
35,710
32,072

Loans transferred to other assets
2,778
2,228

Financed sales of other real estate assets
3,203
2,109

Financed sales of other foreclosed assets
13,232
9,384

Total financed sales

of foreclosed assets
16,435
11,493

Financed sale of premises and equipment
14,105
11,738

Transfers from loans held-in-portfolio to

loans held-for-sale
2,475
7,607

Transfers from loans held-for-sale to loans

held-in-portfolio
1,500
786

Loans securitized into investment securities
[1]
10,966
142,702

Trades receivable from brokers and counterparties
10,307
60,186

Trades payable to brokers and counterparties
402
10,710

Receivables from investments maturities
99,620
-

Recognition of mortgage servicing rights on securitizations

or asset transfers
501
2,771

Loans booked under the GNMA buy-back option
855
4,961

Capitalization of lease right of use asset
2,699
3,689
[1]
Includes loans securitized into trading securities and subsequently sold before quarter end.
The following table provides a reconciliation of

cash and due from banks, and restricted cash

reported within the Consolidated
Statement of Financial Condition that sum to the total of

the same such amounts shown in the Consolidated

Statement of Cash
Flows.
(In thousands) March 31, 2023 March 31, 2022
Cash and due from banks $
427,160
$
381,658
Restricted cash and due from banks
34,853
57,490
Restricted cash in money market investments
7,173
6,300
Total cash and due

from banks, and restricted cash
[2] $
469,186
$
445,448
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

2023
For the quarter ended March 31, 2023
Banco Popular

Intersegment

(In thousands) de Puerto Rico Popular U.S. Eliminations
Net interest income $
449,820
$
90,086
$
1
Provision for credit losses
45,708
2,065
-
Non-interest income

147,471
6,384
(136)
Amortization of intangibles
484
311
-
Depreciation expense
11,669
1,814
-
Other operating expenses
363,715
63,317
(136)
Income tax expense
42,832
3,976
-
Net income $
132,883
$
24,987
$
1
Segment assets $
55,770,442
$
12,147,556
$
(541,534)
For the quarter ended March 31, 2023
Reportable

(In thousands) Segments Corporate Eliminations
Total Popular,

Inc.
Net interest income (expense) $
539,907
$
(8,251)
$
-
$
531,656
Provision for credit losses (benefit)
47,773
(136)
-
47,637
Non-interest income
153,719
9,714
(1,472)
161,961
Amortization of intangibles
795
-
-
795
Depreciation expense
13,483
359
-
13,842
Other operating expenses
426,896
230
(1,076)
426,050
Income tax expense (benefit)
46,808
(321)
(173)
46,314
Net income $
157,871
$
1,331
$
(223)
$
158,979
Segment assets $
67,376,464
$
5,803,751
$
(5,504,456)
$
67,675,759

2022
For the quarter ended March 31, 2022
Banco Popular

Intersegment

(In thousands) de Puerto Rico

Popular U.S.
Eliminations
Net interest income $
415,169
$
86,520
$
1
Provision for credit losses (benefit)
(13,690)
(2,019)
-
Non-interest income

135,862
5,954
(137)
Amortization of intangibles
484
407
-
Depreciation expense
11,517
1,824
-
Other operating expenses
334,878
53,639
(136)
Income tax expense
39,316
11,592
-
Net income $
178,526
$
27,031
$
-
Segment assets $
58,708,519
$
10,579,410
$
(167,754)
For the quarter ended March 31, 2022
Reportable

(In thousands) Segments Corporate Eliminations
Total Popular,

Inc.
Net interest income (expense) $
501,690
$
(7,378)
$
-
$
494,312
Provision for credit losses (benefit)
(15,709)
209
-
(15,500)
Non-interest income
141,679
14,265
(1,252)
154,692
Amortization of intangibles
891
-
-
891
Depreciation expense
13,341
289
-
13,630
Other operating expenses
388,381
444
(1,007)
387,818
Income tax expense (benefit)
50,908
(332)
(97)
50,479
Net income $
205,557
$
6,277
$
(148)
$
211,686
Segment assets $
69,120,175
$
5,490,318
$
(5,085,411)
$
69,525,082

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

PB. As of March 31, 2023, BPPR
participated in loans

originated by PB

totaling $
316

million (December 31, 2022

- $
294

million). At March

31, 2023, total

assets for
the BPPR segment related to its operations in the United

States amounted to $
1.4

billion (December 31, 2022 - $
1.2

billion). During
the quarter

ended March

31, 2023,

the BPPR

segment generated

approximately $
25.4

million (2022

- $
12.0

million) in

revenues
from its operations in

the United States, including

net interest income, service charges

on deposit accounts and other

service fees.
In

the

Virgin

Islands,

the

BPPR

segment

offers

banking

products,

including

loans

and

deposits.

The

BPPR

segment

generated
$
11.6

million

in revenues

during the

first

quarter of

2023 (2022

- $
10.8

million) from

its

operations in

the U.S.

and British

Virgin
Islands.

Geographic Information

Quarter ended
(In thousands) March 31, 2023 March 31, 2022
Revenues: [1]

Puerto Rico

$
547,903
$
527,673

United States
125,045
103,174

Other
20,669
18,157
Total consolidated

revenues

$
693,617
$
649,004
[1]
Total revenues include

net interest income, service charges on deposit accounts,

other service fees, mortgage banking activities, net

gain
(loss), including impairment on equity securities, net gain (loss)

on trading account debt securities, adjustments to indemnity reserves on loans
sold and other operating income.
Selected Balance Sheet Information:
(In thousands) March 31, 2023 December 31, 2022
Puerto Rico

Total assets $
52,973,724
$
53,541,427

Loans
20,970,708
20,884,442

Deposits
50,589,328
51,138,790
United States

Total assets $
13,506,272
$
12,718,775

Loans
10,825,221
10,643,964

Deposits
8,630,394
8,182,702
Other

Total assets $
1,195,763
$
1,377,715

Loans
553,625
554,744

Deposits
[1]
1,734,166
1,905,735
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
and

equipment

leasing

and

financing,

and

insurance

services

through

specialized

subsidiaries.

In

the

U.S.

mainland,

the
Corporation provides

retail, mortgage

and

commercial banking

services, as

well as

equipment leasing

and

financing, through

its
New

York-chartered

banking

subsidiary,

Popular

Bank

(“PB”

or

“Popular U.S.”),

which

has

branches

located

in

New

York,

New
Jersey

and

Florida.

Note

33

to

the

Consolidated

Financial

Statements

presents

information

about

the

Corporation’s

business
segments.
SIGNIFICANT EVENTS

Issuance of Senior Notes
On March 13, 2023, the Corporation

issued $400 million aggregate principal amount of

7.25% Senior Notes due 2028

(the “Notes”)
in an underwritten public offering. The Corporation intends to use a portion of the proceeds of the offering of the Notes to redeem or
repay $300 million aggregate principal amount of

its outstanding 6.125% Senior Notes due September

2023.
OVERVIEW
Table 1 provides selected financial data and performance indicators for the quarters ended

March 31, 2023 and 2022.

Table 1 - Financial highlights
Financial Condition Highlights Ending Balances at Average for the quarter ended
(In thousands)
March 31,
2023

December 31,
2022 Variance
March 31,
2023
March 31,
2022 Variance
Money market investments $ 6,098,288 $ 5,614,595 $ 483,693 $ 5,736,352 $ 14,763,104 $ (9,026,752)
Investment securities 25,951,936 26,553,317 (601,381) 28,076,090 28,540,438 (464,348)
Loans 32,349,554 32,083,150 266,404 32,048,055 29,246,344 2,801,711
Earning assets 64,399,778 64,251,062 148,716 65,860,497 72,549,886 (6,689,389)
Total assets 67,675,759 67,637,917 37,842 68,843,309 75,628,669 (6,785,360)
Deposits 60,953,888 61,227,227 (273,339) 61,145,654 67,601,597 (6,455,943)
Borrowings 1,402,626 1,400,319 2,307 1,167,845 1,079,096 88,749
Total liabilities 63,205,034 63,544,492 (339,458) 63,202,001 69,645,361 (6,443,360)
Stockholders’ equity 4,470,725 4,093,425 377,300 5,641,308 5,983,308 (342,000)
Note: Average balances exclude unrealized gains or losses on debt securities available-for-sale.
Operating Highlights Quarter ended March 31,
(In thousands, except per share information) 2023 2022

Variance
Net interest income $ 531,656 $ 494,312 $ 37,344
Provision for credit losses (benefit) 47,637 (15,500) 63,137
Non-interest income 161,961 154,692 7,269
Operating expenses 440,687 402,339 38,348
Income before income tax 205,293 262,165 (56,872)
Income tax expense 46,314 50,479 (4,165)
Net income $ 158,979 $ 211,686 $ (52,707)
Net income applicable to common stock $ 158,626 $ 211,333 $ (52,707)
Net income per common share - basic $ 2.22 $ 2.69 $ (0.47)
Net income per common share - diluted $ 2.22 $ 2.69 $ (0.47)
Dividends declared per common share $ 0.55 $ 0.55 $ ―
Quarter ended March 31,
Selected Statistical Information 2023 2022
Common Stock Data

End market price
$ 57.41 $ 81.74

Book value per common share at period end
61.82 60.78
Profitability Ratios

Return on assets
0.93% 1.14%

Return on common equity
10.00 14.38

Net interest spread
2.68 2.69

Net interest spread (taxable equivalent) - Non-GAAP
2.92 2.98

Net interest margin
3.22 2.75

Net interest margin (taxable equivalent) - Non-GAAP
3.46 3.05
Capitalization Ratios

Average equity to average assets
8.19% 7.91%

Common equity Tier 1 capital
16.73 16.26

Tier I capital
16.79 16.33

Total capital
18.61 18.19

Tier 1 leverage
8.37 6.98

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

Net interest

income on

a taxable

equivalent basis

is a

non-GAAP financial

measure. Management

believes that

this presentation
provides meaningful

information since

it facilitates

the comparison

of

revenues arising

from taxable

and tax-exempt

sources. Net
interest

income

on

a

taxable

equivalent

basis

is

presented

with

its

different

components

in

Tables

2

and

3,

along

with

the
reconciliation to

net interest

income

(GAAP), for

the quarter

ended March

31, 2023

as compared

with the

same

period in

2022,
segregated by major categories of interest earning

assets and interest-bearing liabilities.
Non-GAAP financial measures

used by

the Corporation may

not be

comparable to

similarly named non-GAAP

financial measures
used by other companies.
Financial highlights for the quarter ended March 31, 2023
●

For the

quarter ended March

31, 2023, the

Corporation recorded net

income of $

159.0 million, compared

to net

income of $
211.7 million for the same quarter of the previous year.

Net interest margin for the first quarter of 2023 was 3.22%, an increase of

47

basis

points

when

compared

to

2.75%

for

the

same

quarter

of

the

previous

year,

mainly

due

to

an

improvement

in
earnings assets mix,

higher interest income

from money market,

investment and trading securities

and higher interest

income
from loans,

which was

partially offset

by higher

interest expense

on deposits.

On a

taxable equivalent

basis, the

net interest
margin was

of 3.46%, compared

to 3.05%

for the

same quarter

of the previous

year. For

the quarter

ended March

31, 2023,
the Corporation

recorded a

provision for

credit losses

of $47.6

million, compared

to

a release

of $15.5

million for

the same
quarter of

the previous

year.

The higher

provision for

2023 is

attributed to

reductions in

the P.R.

Home Pricing

Index (“HPI”)
forecast, higher loan volumes and migration of consumer credit scores. The first quarter of 2022 also included releases of ACL reserves

originally

related

to

Covid-19

economic

uncertainty.

Non-interest

income

was

$162.0

million

for

the

quarter,

an
increase of

$7.3 million

when compared

to

the quarter

ended March

31, 2022,

mainly due

to higher

other service

fees and
income from

a litigation-related

insurance claim

reimbursement.

Operating expenses

were higher

by $38.3

million principally
due to higher personnel costs, business promotion

expenses,

and higher processing and transactional

expenses.
●

Total

assets at March 31, 2023 amounted to $67.7 billion, compared to

$67.6 billion, at December 31, 2022. The increase was
mainly

due

to

higher

money

market

investments,

loans,

and

debt

securities

held-to-maturity,

partially

offset

by

lower

debt
securities available-for-sale and other assets.
●
Total

deposits at March 31,

2023 decreased by $273.3 million

when compared to deposits

at December 31, 2022, mainly

due
to lower Puerto Rico public sector deposits by $0.4 billion

and lower interest bearing retail deposits at

BPPR.
●

Stockholders’ equity

totaled $4.5

billion at

March 31,

2023, an

increase of

$377.3 million

when compared

to

December 31,
2022,

principally

due

to

net

income

for

the

quarter

of

$159.0

million,

the

after-tax

impact

of

the

favorable

variance

in

net
unrealized losses in the portfolio of available-for-sale securities of $191.8 million, the amortization of the unrealized losses from securities

reclassified to

held-to-maturity as

described below

of

$33.6 million,

and

the

adoption of

the

new

ASU

during the
quarter of $28.8 million, partially offset by dividends

declared for the quarter.
●

At March 31, 2023, the Corporation’s tangible book value per common share was $50.15, an increase of $5.18 from December
31, 2022 due mainly to the increase in Stockholders’

equity during the period.

●

Capital ratios continued to

be strong. As

of March 31, 2023,

the Corporation’s common equity

tier 1 capital

ratio was 16.73%,
the tier 1 leverage ratio was 8.47%, and the total

capital ratio was 18.61%. Refer to Table 8 for capital ratios.

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

The description of the Corporation’s business contained in

Item 1 of the 2022 Form 10-K, while not all inclusive,

discusses additional
information about the business of the Corporation. Readers should also refer to “Part I - Item 1A” of the 2022 Form 10-K and “Part II
- Item 1A” of this Form 10-Q for a discussion of certain risks and uncertainties to which the Corporation is subject, many beyond the
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

Management has discussed

the development and

selection of the

critical accounting policies

and estimates with

the Corporation’s
Audit

Committee.

The

Corporation

has

identified

as

critical

accounting

policies

those

related

to:

(i)

Fair

Value

Measurement

of
Financial Instruments; (ii) Loans

and Allowance for Credit

Losses; (iii) Loans Acquired

with Deteriorated Credit Quality;

(iv) Income
Taxes;

(v) Goodwill and

Other Intangible Assets; and

(vi) Pension and Postretirement

Benefit Obligations. For a

summary of these
critical accounting policies and estimates, refer to that particular section in the MD&A included in the 2022 Form

10-K. Also, refer to
Note 2

to

the Consolidated

Financial Statements

included in

the 2022

Form 10-K

for a

summary of

the Corporation’s

significant
accounting policies and

to Note

3 to

the Consolidated Financial

Statements included in

this Form

10-Q for information

on recently
adopted accounting standard updates.
OPERATING RESULTS ANALYSIS
NET INTEREST INCOME
Net interest

income for

the quarter

ended March

31, 2023

was $531.7

million, compared

to $494.3

million in

the same

quarter of
2022, an increase of $37.3 million. Net

interest income on a taxable equivalent basis for

the first quarter of 2023 was $570.4 million
compared

to

$548.1

million

in

the

first

quarter

of

2022,

an

increase

of

$22.3

million.

The

lower

positive

variance

in

the

taxable
equivalent

net

interest income

as compared

to

the

GAAP

net interest

income

is

related

to

a

higher

effective

tax

during the

first
quarter of 2023 due to a higher disallowed interest expense as a result of the increase in the Corporation’s cost of deposits. Refer to the Income taxes discussion for further information.

Net interest margin for the quarter was 3.22% compared to 2.75% in the first quarter of 2022 or an increase of 47 basis points. On a taxable equivalent basis,

net interest margin

for the first

quarter of 2023,

was 3.46%, compared

to 3.05% for

the same quarter

the
prior year. The main variances in net interest income on a taxable equivalent basis were:
●
Higher interest

income from

money market,

investment and

trading securities

by $80.1

million driven

by higher

average
yield

by 128

basis points,

related to

a

higher interest

rate environment,

partially offset

by lower

volume by

$8.7 billion
linked to a lower volume

of

the Puerto Rico public sector deposits

at BPPR, as a

result of the payments made by

Puerto
Rico pursuant

to the

Plan of

Adjustment for

Puerto Rico

under Title

III of

the Puerto

Rico Oversight,

Management, and
Economic Stability Act (“PROMESA”) which became

effective on March 15, 2022 and the increase in

loan volume;
●
higher interest income

from loans

by $114.1

million resulting from

an increase

in average loans

by $2.8

billion reflecting
increases

in

both

PB

and

Banco

Popular

de

Puerto

Rico

(“BPPR”)

and

across

most

major

lending

segments.

Loan
origination in

a higher

interest rate

environment and

the repricing

of

adjustable-rate loans

resulted in

a higher

yield on
loans by 91 basis points.

The categories with the highest impact

were commercial loans with an increase of

$73.3 million
in interest income, or 124 basis points, and consumer loans which increased $25.7 million in interest income, or 165 basis points.

Partially offset by:
●
higher interest expense

on deposits by

$168.4 million due

to the increase

in rates, mainly

from Puerto Rico

government,
commercial

deposits

and

Popular

Bank

(“PB”)

deposits,

partially

offset

by

lower

volume

of

average

interest-bearing
deposits by $6.0 billion mainly related to the

decrease on Puerto Rico government deposits, accounting for approximately
75% of the decrease in volume;
Net interest income for the BPPR segment amounted to $449.8

million for the first quarter of 2023, compared

to $415.2 million in the
first quarter

of 2022.

Net interest

margin increased

to 3.24%

compared to

2.67% in

the first

quarter of

2022. The

increase in

net
interest income

of $34.7

million was

driven by

a higher

volume on

loans and

a higher

yield on

earning assets

related to

a higher

interest rate environment, partially offset

by the increase in the

cost of deposits, mainly from

the P.R.

public sector and commercial
interest-bearing deposits. The cost of interest-bearing deposits increased 145 basis points to 1.61% from 0.16% in the same quarter
of 2022. Total deposit cost for the quarter increased by 106 basis points, from 0.12%

in the first quarter of 2022 to 1.18%.
Net

interest

income

for

PB

was

$90.1

million

for

the

quarter

ended

March

31,

2023,

compared

to

$86.5

million

during

the

first
quarter of

2022, an

increase of

$3.6 million.

Net interest

margin decreased

22 basis

points when

compared to

the first

quarter of
2022 to 3.56%. The decrease in net interest margin was mostly driven by a higher cost of deposits, partially offset by the increase in loan volume and the

repricing of adjustable-rate loans driven

by the changes in interest

rates. The cost of

interest-bearing deposits
was 2.47%

compared to

0.46%, or

an increase

of 201

basis points, while

total deposit cost

was 2.01% compared

to 0.36%

in the
first quarter of 2022.

Table 2 - Analysis of Levels & Yields

on a Taxable Equivalent Basis

(Non-GAAP)
Quarter ended March 31,
Variance
Average Volume Average Yields / Costs Interest Attributable to
2023 2022 Variance 2023 2022

Variance
2023 2022 Variance Rate Volume
(In millions) (In thousands)
$ 5,736 $ 14,763 $ (9,027) 4.65% 0.18% 4.47 % Money market investments $ 65,724 $ 6,464 $ 59,260 $ 65,572 $ (6,312)
28,862 28,471 391 2.22 1.95 0.27 Investment securities [1] 158,914 137,350 21,564 21,280 284
31 70 (39) 4.47 5.90 (1.43)
Trading securities

338 1,019 (681) (206) (475)
Total money market,

investment and trading
34,629 43,304 (8,675) 2.63 1.35 1.28 securities 224,976 144,833 80,143 86,646 (6,503)
Loans:
15,761 13,741 2,020 6.32 5.08 1.24 Commercial 245,469 172,128 73,341 45,728 27,613
732 727 5 8.40 5.45 2.95 Construction 15,155 9,758 5,397 5,320 77
1,588 1,393 195 6.12 5.95 0.17 Leasing 24,282 20,720 3,562 586 2,976
7,388 7,388 - 5.46 5.24 0.22 Mortgage 100,773 96,768 4,005 4,005 -
3,020 2,537 483 12.85 11.20 1.65 Consumer 95,715 70,062 25,653 11,118 14,535
3,559 3,460 99 8.14 8.12 0.02 Auto 71,407 69,252 2,155 169 1,986
32,048 29,246 2,802 6.97 6.06 0.91 Total loans 552,801 438,688 114,113 66,926 47,187
$ 66,677 $ 72,550 $ (5,873) 4.72% 3.25% 1.47 % Total earning assets $ 777,777 $ 583,521 $ 194,256 $ 153,572 $ 40,684
Interest bearing deposits:
$ 23,313 $ 28,288 $ (4,975) 2.52% 0.10% 2.42 % NOW and money market [2] $ 144,970 $ 7,323 $ 137,647 $ 139,459 $ (1,812)
15,029 16,434 (1,405) 0.47 0.16 0.31
Savings

17,443 6,564 10,879 12,314 (1,435)
7,099 6,737 362 1.76 0.66 1.10 Time deposits 30,802 10,896 19,906 16,703 3,203
45,441 51,459 (6,018) 1.72 0.20 1.52
Total interest bearing

deposits
193,215 24,783 168,432 168,476 (44)
15,704 16,143 (439)
Non-interest bearing demand
deposits
61,145 67,602 (6,457) 1.28 0.15 1.13 Total deposits 193,215 24,783 168,432 168,476 (44)
247 91 156 4.74 0.36 4.38 Short-term borrowings 2,885 80 2,805 2,081 724
Other medium and

947 1,013 (66) 4.78 4.18 0.60 long-term debt 11,266 10,546 720 426 294
Total interest bearing
46,635 52,563 (5,928) 1.80 0.27 1.53
liabilities (excluding demand
deposits) 207,366 35,409 171,957 170,983 974
4,338 3,844 494 Other sources of funds
$ 66,677 $ 72,550 $ (5,873) 1.26% 0.20% 1.06 % Total source of funds 207,366 35,409 171,957 170,983 974
Net interest margin/

3.46% 3.05% 0.41%
income on a taxable
equivalent basis (Non-
GAAP) 570,411 548,112 22,299 $ (17,411) $ 39,710
2.92% 2.98% (0.06) %

Net interest spread

Net interest spread
38,755 53,800 (15,045)
Net interest margin/ income
3.22% 2.75% 0.47%
non-taxable equivalent basis
(GAAP) $ 531,656 $ 494,312 $ 37,344
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
For the quarter ended March 31, 2023, the Corporation recorded an expense of $47.8 million for its reserve for credit losses

related
to

loans

held-in-portfolio

and

unfunded

commitments.

The

provision

for

credit

loss

related

to

the

loans-held-in-portfolio

for

the
quarter ended March 31, 2023

was $47.1 million, compared to the

reserve release of $14.4 million for

the quarter ended March 31,
2022. The provision

expense was mainly driven

by reductions in

the HPI forecast,

higher loan volumes

and migration of consumer
credit scores.

The first quarter of 2022 also included releases of ACL reserves originally related to

COVID-19 economic uncertainty.
The

provision

related

to

unfunded commitments

for

the

first

quarter of

2023

was

$0.6

million,

compared

to

the

reserve

release
related to unfunded commitments of $0.8 million for the

same period of 2022.

For the quarter ended March 31, 2023, the Corporation recorded a provision for credit loss of $45.2 million for loans-held-in-portfolio for the

BPPR segment,

compared to

a reserve

release of

$12.7 million

for the

quarter ended

March 31,

2022. The

Popular U.S.
segment recorded a provision of $1.9 million

for the quarter ended March 31, 2023, compared to

a reserve release of $1.7 million for
the same quarter in 2022.

At March 31,

2023, the total

allowance for credit

losses for loans

held-in-portfolio amounted to

$689.1 million, compared

to $720.3
million as of December 31, 2022. The ratio of the allowance for credit losses to loans held-in-portfolio was 2.13% at March 31, 2023,
compared

to

2.25%

at

December 31,

2022.

During

the

first

quarter,

the

Corporation adopted

ASU

2022-02

which

resulted

in

a
reduction of approximately $46 million, $29 million net of tax, in the reserve related to

TDR which was recorded as an adjustment to
the beginning balance of retained earnings.

As discussed in Note 9 to

the Consolidated Financial Statements, within the process

to
estimate its

ACL, the

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
Provision for Credit Losses – Investment Securities
The

Corporation’s

provision

for

credit

losses

related

to

its

investment

securities

held-to-maturity

is

related

to

the

portfolio

of
obligations

from

the

Government

of

Puerto

Rico,

states

and

political

subdivisions.

For

the

quarter

ended

March

31,

2023,

the
provision for credit losses for investment securities was a reserve release of $0.1 million, compared to a $0.3 million reserve release for the

quarter ended

March 31,

2022. At

March 31,

2023, the

total allowance

for credit

losses for

this portfolio

amounted to

$6.8
million, compared

to

$6.9 million

as

of

December 31,

2022. Refer

to

Note 7
to

Consolidated Financial

Statements
for

additional
information on the ACL for this portfolio.

Non-Interest Income
Non-interest

income

was

$162.0 million

for

the

first

quarter of

2023,

an

increase

of

$7.3

million

when compared

with

the

same
quarter of the previous year. The increase in non-interest income was primarily driven by:

●

higher other service fees

by $12.9 million mainly

due to higher credit card

fees by $6.9 million

and higher debit card fees
by $1.4 million as a result of higher interchange transactional volumes and higher other fees by $4.4 million mainly due to
the merchant

business fees

as a

result of

the revenue

sharing agreement

entered into

with Evertec,

Inc. on

July 2022;
and
●

a favorable

variance in

unrealized net

gains on

equity securities

by $3.2

million mainly

on deferred

compensation plans
that have an offsetting expense in personnel related expenses.
partially offset by
●

lower service

charges on

deposit accounts

by $6.0

million mainly

as

a

result of

the Corporation’s

initiative of

reducing
overdraft fees implemented in the third quarter of 2022;

●

lower income from mortgage banking activities by $5.5 million mainly due to an unfavorable variance of

$2.5 million in the
fair value adjustment

of mortgage servicing

rights and lower

net gains on

closed derivative positions, partially

offset by a
positive variance of $1.8 million in net gains (losses)

on the sale and valuation adjustments of mortgage

loans.

Operating Expenses
Operating expenses

for the

quarter ended

March 31,

2023

increased by

$38.3 million

when compared

with the

same

quarter of
2022, driven primarily by:

●

higher

personnel

cost

by

$31.8

million

mainly

due

to

higher

salaries

by

$26.7

million

as

a

result

of

merit

and

market
related

increases

during

2022,

minimum

salary

increases

during

the

first

quarter

of

2023

and

higher

headcount,

an
increase in

health insurance

costs by

$2.7 million,

and higher

payroll taxes

and fringe

benefits by

$6.8 million;

partially
offset by a decrease in profit-sharing accrual of $4.2

million;
●

higher business promotion expenses by $3.8 million

mainly due to higher credit cards rewards expense;

and
●

higher processing

and transactional expenses

by $3.0

million mainly due

to higher

merchant processing and

credit card
processing expenses as a result of higher

transactional volumes;
partially offset by:
●

lower professional fees by $3.4 million mainly due

to lower advisory expenses related to corporate

initiatives;

Table 3 - Operating Expenses
Quarters ended March 31,
(In thousands) 2023 2022 Variance
Personnel costs:
Salaries $ 125,393 $ 98,673 $ 26,720
Commissions, incentives and other bonuses 31,162 35,521 (4,359)
Pension, postretirement and medical insurance 15,378 12,783 2,595
Other personnel costs, including payroll taxes 26,827 20,019 6,808
Total personnel

costs
198,760 166,996 31,764
Net occupancy expenses 26,039 24,723 1,316
Equipment expenses 8,412 8,389 23
Other taxes 16,291 15,715 576
Professional fees 33,431 36,792 (3,361)
Technology and

software expenses
68,559 70,535 (1,976)
Processing and transactional services:
Credit and debit cards 12,550 11,472 1,078
Other processing and transactional services 21,359 19,481 1,878
Total processing

and transactional services
33,909 30,953 2,956
Communications 4,088 3,673 415
Business promotion:
Rewards and customer loyalty programs 12,348 10,021 2,327
Other business promotion 6,523 5,062 1,461
Total business

promotion
18,871 15,083 3,788
FDIC deposit insurance 8,865 7,372 1,493
Other real estate owned (OREO) income (1,694) (2,713) 1,019
Other operating expenses:
Operational losses 6,800 11,825 (5,025)
All other 17,561 12,105 5,456
Total other operating

expenses
24,361 23,930 431
Amortization of intangibles 795 891 (96)
Total operating

expenses
$ 440,687 $ 402,339 $ 38,348
As

part

of

this

transformation,

the

Corporation

aims

to

expand

its

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

the Consolidated

Financial Statements

and
related disclosures have been reclassified to conform

to the current presentation.
The following table provides the detail of

the reclassifications for each respective quarter:

Table 4 - Operating Expenses

Reclassification
31-Mar-22
Financial statement line item As reported Adjustments Adjusted
Equipment expenses $ 23,479 $ (15,090) $ 8,389
Professional services 108,497 (71,705) 36,792
Technology and

software expenses
- 70,535 70,535
Processing and transactional services - 30,953 30,953
Communications 6,147 (2,474) 3,673
Other expenses 36,149 (12,219) 23,930
Net effect on operating expenses $ 174,272 $ - $ 174,272
Income Taxes
For the

quarter ended March

31, 2023, the

corporation recorded an

income tax

expense of $46.3

million with

an effective tax

rate
(ETR) of 23%, compared to $50.5

million with an ETR of

19% for the same period

of 2022. The income tax expense for

the quarter
ended March 31,

2023, reflects the

impact of lower

pre-tax income, a reversal

of a valuation

allowance on a

tax credit expected to
be realized on the

U. S. operations as

a result of the

implementation of the Corporate Alternative Minimum

Tax,

and lower benefits
on the exempt income mainly due to higher

allocation of interest expense disallowance.
At

March 31,

2023, the

Corporation had

a net

deferred tax

asset amounting

to

$0.9 billion,

net of

a valuation

allowance of

$0.5
billion. The net deferred tax asset related to the U.S.

operations was $0.3 billion, net of a valuation

allowance of $0.4 billion.
The Inflation

Reduction Act of

2022 imposed

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

depreciation. As

of

January 1,

2023,

the

Corporation met

this

dual threshold.

The
implementation of the AMT

will not have

a material impact in

the Corporation, since any

amount paid would be

recorded as a

DTA
with no expiration period.
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

The Corporate

group reported a

net income

of $1.3

million for

the quarter

ended March

31, 2023,

compared with

a net

income of
$6.3 million for

the same

quarter of the

previous year.

The decrease in

net income was

mainly attributed to

an $8.1 million

for the
quarter

ended

March

31,2022

of

equity

pick-up

from

Evertec,

that

is

not

reflected

in

2023

as

the

Corporation

sold

its

entire
ownership stake in Evertec in August 2022.

Highlights on the earnings results for the reportable

segments are discussed below:
Banco Popular de Puerto Rico

The Banco

Popular de

Puerto Rico

reportable segment’s

net income

amounted to

$132.9 million

for the

quarter ended

March 31,
2023,

compared

with

net

income

of

$178.5

million

for

the

same

quarter of

the

previous year.

The

decrease

in

net

income

was
principally driven by the following:

●

Higher net interest income by $34.7 million mainly

due to:
●

higher interest income from money market and investment

securities by $92.5 million due to higher yields driven
by the increase in interest rates and higher average

balances of U.S. Treasury securities.
●

higher interest income from loans by $77.9 million mainly

due to higher average balances from commercial and
consumer loans, mainly from credit cards and personal

loans.
partially offset by
●

higher interest expense on deposits by

$135.5 million mainly due to higher

costs on the market-indexed Puerto
Rico

government

deposits,

and

the

higher interest

rate

environment’s

impact on

the cost

of

NOW accounts,
time deposits, and savings deposits.
The

net interest

margin

for

the

quarter ended

March

31,

2023

was

3.24%

compared to

2.67% for

the

same

quarter in

the
previous year. The

increase in net interest margin is

driven by higher yields from investments securities

and loans, particularly
commercial and consumer loans, due to the increase

in rates;

partially offset by higher cost of deposits.
●

A

provision for

loan losses

expense of

$45.7 million,

compared to

a

reserve release

of

$13.7 million

in

quarter ended
March 31, 2022,

or an unfavorable

variance of $59.4

million as the

2022 results included

a release of

COVID-19 related
reserves;
●

Non-interest income was higher by $11.4 million mainly due to:
●

Higher other service fees by $12.7 million mainly due to higher credit card fees as a result of higher interchange transactional volumes;

●

Higher other

operating income

by $6.7

million mostly

due to

an insurance

policy reimbursement

gain of

$7.0
million;

partially offset by
●

lower income

from mortgage

banking activities

by $5.2

million mainly

due to

an unfavorable

variance of

$2.2
million in the fair value adjustment of mortgage service rights and lower net gains on closed derivative positions,
partially offset by a

positive variance of $1.8 million

in net gains (losses) on

the sale and valuation

adjustments
of mortgage loans.

●

Higher operating expenses by $28.8 million mostly due

to:
●

higher personnel

costs by

$21.5 million

driven by

higher salaries

due to

minimum salary

adjustments, market
adjustments, annual salary

revisions,

and increase in headcount;
●

higher

business

promotions

by

$3.2

million

due

to

higher

customer

rewards

expense

related

to

higher
transactional volumes;
●

lower net

recoveries from OREO

by $1.2

million mainly due

to lower average

gain per loan

and a

decrease in
units sold;
●

higher other

operating expenses

by

$6.2 million

due to

$4.4 million

of

higher pension

expense calculated

by
actuaries and

higher charges

allocated from the

Corporate segment

group by

$3.1 million,

mainly from

higher
personnel costs;

●

higher

processing

and

transactional

services

by

$3.0

million

mainly

due

to

higher

credit

and

debit

card
processing

expense

as

result

of

higher

transactional

volumes,

reflecting

an

increase

in

customer

purchase
activity;

partially offset by
●

lower

technology

and

software

expenses

by

$3.0

million

mainly

due

to

lower

costs

associated

with

several
ongoing projects and expense savings associated with

the acquired services from the Evertec transaction.
●

Higher

income

tax

expense

by

$3.5

million

is

mainly

due

lower

benefit

on

the

exempt

income

as

a

result

of

higher
allocation of interest expense disallowance.

Popular U.S.
For the

quarter ended March

31, 2023,

the reportable

segment of

Popular U.S.

reported a

net income

of $25.0

million, compared
with

a

net income

of

$27.0 million

for the

same

quarter of

the previous

year.

The

factors that

contributed to

the variance

in the
financial results included the following:
●

Higher net interest income by $3.6 million due

to:
●

higher interest income from loans by

$36.5 million, mainly from growth in the commercial

portfolio loans as well
as higher yields due to increase in rates; and
●

higher interest income from money market and investment securities by $6.3 million due to higher yields

due to
the increase in market rates;
partially offset by
●

higher interest

expense on

deposits by

$37.4 million

mainly

due

to

higher interest

rates

and

higher average
balance of time deposits.

The net interest

margin for the

quarter ended March 31,

2023 was 3.34% compared

to 3.56% for

the same quarter in

the previous
year.
●

An unfavorable variance of $4.1 million

on the provision for loan losses

and unfunded commitments reflecting a provision
of $2.1

million for

the first

quarter of

2023, compared to

a reserve

release of

$2.0 million

recorded in

the quarter

ended
March 31, 2022;
●

Higher operating expenses by $9.6 million mostly

due to

●

higher personnel costs by $4.5 million due to salary

merit and market adjustments;
●

higher other

operating expenses

by $2.5

million due

to higher

charges allocated

from the

Corporate segment
group by $1.2 million mainly from higher personnel costs;
partially offset by
●

Lower

income

tax

expense

by

$7.6

million

is

related

to

a

lower

income

before

tax

and

the

reversal

of

a

valuation
allowance on a tax credit expected to be realized

with the implementation of the Corporate Alternative

Minimum Tax.

FINANCIAL CONDITION ANALYSIS

Assets
The Corporation’s total

assets were $67.7 billion

at March 31,

2023, compared to $67.6

billion at December 31,

2022. Refer to the
Consolidated Statements of Financial Condition included

in this report for additional information.

Money market investments and debt securities available-for-sale
Money market investments increased by $483.7 million due mainly to an increase in overnight FED fund balances of

$483.1 million,
reflecting

net funding

activities

and

the

issuance of

the

$400

million

senior

notes

due

in

2028.

Debt securities

available-for-sale
decreased $631.2

million reflecting

repayment and

maturities, offset

by

a reduction

of $215.5

million in

unrealized losses

mainly
from U.S. Treasury

and mortgage-backed securities at

BPPR. Debt securities

held-to-maturity increased by

$37.8 million at

March
31,

2023,

due

mainly

to

the

amortization

of

$42.0

million

of

the

discount

related

to

securities

previously

reclassified

from

the
available-for-sale to

HTM, which

has

an offsetting

unrealized loss

included within

other comprehensive

income that

is also

being
accreted, resulting in a neutral effect to earnings.

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

Loans held-in-portfolio increased by $260.6 million to $32.3 billion at

March 31, 2023, mainly due to an increase in commercial

loans
at both BPPR and U.S. as well as consumer

and lease financing at BPPR.

Table 5 - Loans Ending Balances
(In thousands) March 31, 2023 December 31, 2022
Variance

Loans held-in-portfolio:

Commercial

$ 16,005,261 $ 15,739,132 $ 266,129

Construction
698,996 757,984 (58,988)

Leasing
1,614,344 1,585,739 28,605

Mortgage
7,405,907 7,397,471 8,436

Auto
3,517,940 3,512,530 5,410

Consumer

3,095,925 3,084,913 11,012
Total loans held-in

-portfolio
$ 32,338,373 $ 32,077,769 $ 260,604
Loans held-for-sale:

Mortgage
$ 11,181 $ 5,381 $ 5,800
Total loans held-for-sale $ 11,181 $ 5,381 $ 5,800
Total loans $ 32,349,554 $ 32,083,150 $ 266,404

Other assets
Other assets

amounted to $1.7

billion at March

31, 2023, compared

to $1.8

billion at December

31, 2022. Refer

to Note

13 to the
Consolidated Financial

Statements for

a breakdown

of the

principal categories

that comprise

the caption

of “Other

Assets” in

the
Consolidated Statements of Financial Condition at

March 31, 2023 and December 31, 2022.

Liabilities
The Corporation’s

total liabilities

were $63.2

billion at

March 31,

2023, a

decrease of

$339.5 million,

compared to

$63.5 billion

at
December 31, 2022, mainly due to lower deposits

and short term borrowings as discussed below.

Deposits and Borrowings
The composition of the Corporation’s financing to total assets at March 31, 2023 and December 31, 2022

is included in Table 6.
Table 6 - Financing to Total

Assets
March 31,
December 31,

% increase (decrease)

% of total assets
(In millions) 2023 2022 from 2022 to 2023 2023 2022
Non-interest bearing deposits $ 15,941 $ 15,960 (0.1) % 23.6% 23.6%
Interest-bearing core deposits 41,077 41,600 (1.3) 60.7 61.5
Other interest-bearing deposits 3,936 3,667 7.3 5.8 5.4
Repurchase agreements 123 149 (17.4) 0.2 0.2
Other short-term borrowings - 365 N.M. - 0.5
Notes payable 1,279 887 44.2 1.9 1.3
Other liabilities 849 917 (7.4) 1.2 1.4
Stockholders’ equity 4,471 4,093 9.2 6.6 6.1
Deposits
The Corporation’s deposits

totaled $61.0 billion

at March 31,

2023, compared to

$61.2 billion at

December 31, 2022.

The deposits
decrease of $273.3

million was mainly

in public sector

accounts as well

as interest bearing

retail deposits at

BPPR, partially offset
by an

increase at

PB, mainly from

time and

savings deposits gathered

through its

direct channel. At

March 31,

2023, Puerto Rico
public sector deposits amounted

to $15.5 billion. The

rate at which public

deposit balances may change is

uncertain and difficult to
predict. The

receipt by

the Puerto

Rico Government

of additional

hurricane recovery

related Federal

assistance and

seasonal tax
collections, could increase public deposit balances at BPPR in the near term. The amount and timing of any reduction is

likely to be
impacted

by,

for

example,

the

speed

at

which

federal

assistance

is

distributed,

the

financial

condition,

liquidity

and

cash
management

practices

of

the

Puerto

Rico

Government

and

its

instrumentalities

and

the

implementation

of

fiscal

and

debt
adjustment plans approved

pursuant to PROMESA

or other actions

mandated by the

Fiscal Oversight and

Management Board for
Puerto Rico (the “Oversight Board”).

Approximately 25% of

the Corporation’s

deposits are public

fund deposits from

the Government of

Puerto Rico,

municipalities and
government instrumentalities

and corporations.

These deposits

are indexed

to

short-term market

rates and

fluctuate in

cost

with
changes

in

those

rates

with

a

one-quarter

lag,

in

accordance

with

contractual

terms.

As

a

result,

these

deposits’

costs

have
generally lagged

variable asset

repricing. Generally,

these

deposits require

that the

bank pledge

high credit

quality securities

as
collateral; therefore, liquidity risks arising

from public sector deposit outflows

are lower.

Refer to the Liquidity

section in this MD&A
for additional information on the Corporation’s funding

sources.
Refer to Table 7 for a breakdown of the Corporation’s deposits at March 31, 2023 and December

31, 2022.

Table 7 - Deposits Ending Balances
(In thousands) March 31, 2023 December 31, 2022 Variance
Demand deposits

[1]
$ 26,191,672 $ 26,382,605 $ (190,933)
Savings, NOW and money market deposits (non-brokered) 26,622,020 27,265,156 (643,136)
Savings, NOW and money market deposits (brokered) 734,069 798,064 (63,995)
Time deposits (non-brokered) 6,891,051 6,442,886 448,165
Time deposits (brokered CDs) 515,076 338,516 176,560
Total deposits $ 60,953,888 $ 61,227,227 $ (273,339)
[1] Includes interest and non-interest bearing demand deposits.

At March 31, 2023, non-interest bearing deposits

were $15.9 billion (December 31,
2022-$16.0 billion)
Borrowings
The Corporation’s borrowings

totaled $1.4 billion

at March 31,

2023 compared to $1.4

billion at December 31,

2022. Refer to

Note
16 to

the Consolidated

Financial Statements

for detailed

information on

the Corporation’s

borrowings. Also,

refer to

the Liquidity
section in this MD&A for additional information

on the Corporation’s funding sources.
Stockholders’ Equity
Stockholders’

equity

totaled

$4.5

billion

at

March

31,

2023,

a

increased

$377.3

million

when

compared

to

December

31,

2022,
principally due to net income for the

quarter of $159.0 million, the after-tax impact of

the favorable variance in net unrealized losses
in the portfolio of available-for-sale securities

of $191.8 million, the amortization of

the unrealized losses from securities reclassified
to HTM as described above of

$33.6 million, and the adoption of the

new ASU during the quarter

of $28.8 million, partially offset by
dividends

declared for

the

quarter.

Refer

to

the

Consolidated Statements

of

Financial Condition,

Comprehensive Income

and

of
Changes in Stockholders’ Equity for information on

the composition of stockholders’ equity.

REGULATORY CAPITAL
The Corporation, BPPR and PB

are subject to regulatory capital

requirements established by the Federal Reserve Board.

The risk-
based

capital

standards

applicable

to

the

Corporation,

BPPR

and

PB

(“Basel

III

capital

rules”)

are

based

on

the

final

capital
framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision.

As
of March 31, 2023, the Corporation’s, BPPR’s and

PB’s capital ratios continue to exceed the minimum requirements for being

“well-
capitalized” under the Basel III capital rules.

The risk-based

capital ratios

presented in

Table

8,

which include

common equity

tier 1,

Tier

1 capital,

total capital

and leverage
capital as of March 31, 2023 and December 31,

2022.
Table 8 - Capital Adequacy

Data

(Dollars in thousands)

March 31, 2023

December 31, 2022

Common equity tier 1 capital:

Common stockholders equity - GAAP basis $ 4,448,582 $ 4,071,282
CECL transitional amount

[1]
84,752 127,127
AOCI related adjustments due to opt-out election 2,239,846 2,468,193
Goodwill, net of associated deferred tax liability (DTL) (689,987) (691,560)
Intangible assets, net of associated DTLs (12,149) (12,944)
Deferred tax assets and other deductions

(319,082) (322,412)
Common equity tier 1 capital $ 5,751,962 $ 5,639,686
Additional tier 1 capital:
Preferred stock 22,143 22,143
Additional tier 1 capital $ 22,143

$ 22,143
Tier 1 capital $ 5,774,105

$ 5,661,829

Tier 2 capital:
Trust preferred securities subject to phase in as

tier 2
192,674 192,674
Other inclusions (deductions), net 431,184 431,144
Tier 2 capital $ 623,858 $ 623,818
Total risk-based capital

$ 6,397,963

$ 6,285,647

Minimum total capital requirement to be well capitalized $ 3,438,371

$ 3,441,589

Excess total capital over minimum well capitalized $ 2,959,592

$ 2,844,058

Total risk-weighted

assets
$ 34,383,712

$ 34,415,889

Total assets for leverage

ratio
$ 68,966,230

$ 70,287,610

Risk-based capital ratios:

Common equity tier 1 capital 16.73% 16.39%

Tier 1 capital

16.79

16.45

Total capital

18.61

18.26

Tier 1 leverage

8.37

8.06

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

2023, the

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

2023,

the
Corporation had phased-in 50% of

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

Facility. As of March

31, 2023, the
Corporation has $27 million in PPP loans and no

loans were pledge as collateral for PPPL Facilities.
The increase in the common equity Tier I capital ratio, Tier I capital ratio, and total capital ratio as of March

31, 2023 as compared to
December 31,

2022 was

mainly to

the period

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
Table

9 provides

a reconciliation

of total

stockholders’ equity

to tangible

common equity

and total

assets to

tangible assets

as of
March 31, 2023, and December 31, 2022.

Table 9 - Reconciliation of Tangible

Common Equity and Tangible

Assets
(In thousands, except share or per share information) March 31, 2023 December 31, 2022
Total stockholders’

equity
$ 4,470,725 $ 4,093,425
Less: Preferred stock (22,143) (22,143)
Less: Goodwill (827,428) (827,428)
Less: Other intangibles (12,149) (12,944)
Total tangible common

equity
$ 3,609,005 $ 3,230,910
Total assets

$ 67,675,759 $ 67,637,917
Less: Goodwill (827,428) (827,428)
Less: Other intangibles (12,149) (12,944)
Total tangible assets $ 66,836,182 $ 66,797,545
Tangible common

equity to tangible assets
5.40% 4.84%
Common shares outstanding at end of period 71,965,984 71,853,720
Tangible book value

per common share
$ 50.15 $ 44.97
Quarterly average
Total stockholders’

equity [1]
$ 6,452,889 $ 6,161,634
Less: Preferred Stock (22,143) (22,143)
Less: Goodwill (827,427) (827,427)
Less: Other intangibles (12,678) (13,440)
Total tangible common

equity
$ 5,590,641 $ 5,298,624
Return on average tangible common equity 11.51% 19.23%
[1] Average balances exclude unrealized gains or losses

on debt securities available-for-sale and the unrealized

loss related to certain securities
transferred from available-for-sale to held-to-maturity.

RISK MANAGEMENT
Market / Interest Rate Risk
The financial results and capital levels of the

Corporation are constantly exposed to market, interest

rate and liquidity risks.
Market risk

refers to the

risk of a

reduction in the

Corporation’s capital due

to changes in

the market valuation

of its assets

and/or
liabilities.

Most of the assets

subject to market valuation risk

are debt securities classified as

available-for-sale. Refer to Notes 6

and 7 to the
Consolidated Financial

Statements for

further information

on the

debt

securities available-for-sale

and

held-to-maturity portfolios.
Debt securities classified

as available-for-sale amounted to

$17.2 billion as

of March 31,

2023. Other assets subject

to market risk
include loans held-for-sale, which amounted to $11

million, mortgage servicing rights (“MSRs”) which amounted to $127 million and
securities classified as “trading”, which amounted

to $30 million, as of March 31, 2023.

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
indexes for

the repricing

of assets and

liabilities, as

well as

the effect

of pricing

lags which

may be

contractual or

due to

historical
differences

in

the

timing

of

management

responses

to

changes

in

the

rate

environment.

By

their

nature,

these

forward-looking
computations are only

estimates and may

be different from

what may actually

occur in the

future. The following

table presents the
results of the simulations at March 31, 2023 and December

31, 2022, assuming a static balance sheet

and parallel changes over flat
spot rates over a one-year time horizon:

Table 10 - Net Interest Income

Sensitivity (One Year Projection)
March 31, 2023 December 31, 2022
(Dollars in thousands) Amount Change Percent Change Amount Change Percent Change
Change in interest rate
+400 basis points $ 18,478 0.84% $ (38,548) (1.75) %
+200 basis points 10,292 0.47 (18,078) (0.82)
+100 basis points 6,271 0.29 (7,787) (0.35)
-100 basis points 36,003 1.64 41,763 1.90
-200 basis points 73,542 3.36 78,381 3.56
As of

March 31,

2023, NII

simulations show

the Corporation

has a

relatively neutral

sensitivity position

as compared

to a

slightly
liability sensitive position as of December 31, 2022. The primary reasons for the variation in sensitivity are changes in balance sheet composition that

include

a

decrease in

Puerto

Rico

public sector

deposits

which

are

indexed

to

market

rates

combined

with

an
increase in time

deposits, as well

as loan growth

and maturities of

investments. These results suggest

that changes in

net interest
income are driven primarily by changes in liability costs, primarily

Puerto Rico public sector deposits that represented $15.5 billion

or
25%

of

deposits

as

of

March

31,

2023,

and

partly

by

portfolio

management

strategies.

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

2023, the Corporation held trading

securities with a fair

value of $30

million, representing approximately 0.04% of

the
Corporation’s total

assets,

compared with

$28 million

and 0.04%,

respectively,

at December

31, 2022.

As shown

in Table

11,

the
trading portfolio consists

principally of mortgage-backed

securities and U.S.

Treasuries, which

at March

31, 2023 were

investment
grade

securities.

As

of

March

31,

2023

and

December

31,

2022,

the

trading

portfolio

also

included

$0.1

million

in

Puerto

Rico
government obligations.

Trading instruments are

recognized at fair value,

with changes resulting from fluctuations

in market prices,
interest rates or

exchange rates reported in

current period earnings. The

Corporation recognized net trading

account gain of $

378
thousand and a net trading account loss of

$723 thousand, respectively, for the quarters ended March 31, 2023 and

2022.

Table 11

- Trading Portfolio
March 31, 2023 December 31, 2022
(Dollars in thousands)
Amount

Weighted
Average Yield [1] Amount
Weighted
Average Yield [1]
Mortgage-backed securities

$ 13,967 5.80% $ 14,223 5.79%
U.S. Treasury securities 15,462 4.14 13,069 3.26
Collateralized mortgage obligations 133 5.44 160 5.51
Puerto Rico government obligations 62 0.44 64 0.45
Interest-only strips

199 12.00 207 12.00
Other (includes related trading derivatives) 16 4.23 - -
Total

$ 29,839 4.97% $ 27,723 4.63%
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

2023.

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
needs under

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
An

institution’s liquidity

may be

pressured if,

for example,

it experiences

a sudden

and unexpected

substantial cash

outflow due
deposit outflows

(whether due

to a

loss of

confidence by

depositors, or

other reasons)

exogenous events

such as

the COVID-19
pandemic), a

downgrading of

its credit

rating, or

some other

event that

causes counterparties

to avoid

exposure to

the institution.
Factors that the Corporation does not control, such as the

economic outlook, adverse ratings of its principal markets, perceptions of the financial services industry and regulatory changes,

could also affect its ability to obtain funding.

The Corporation

has adopted

policies and

limits to

monitor the

Corporation’s liquidity

position and

that of

its banking

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

2023 and 91%

at December 31,

2022.

The
ratio

of

total

ending

loans

to

deposits

was

53%

at

March

31,

2023,

compared

to

52%

at

December 31,

2022.

In

addition

to
traditional deposits, the Corporation maintains borrowing

arrangements, which amounted to approximately

$1.4 billion in outstanding
balances at

March 31,

2023 (December

31, 2022

- $1.4

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

During the first quarter of 2023 the Corporation had

no material incremental use of its available liquidity sources. At

March 31,2023,
the Corporation’s available liquidity

increased to $18.3 billion from

$17.0 billion on December

31, 2022. The liquidity sources

of the
Corporation at March 31,2023 are presented in

Table 12:
Table 12 - Liquidity Sources
31-Mar-23 31-Dec-22
(In thousands)
BPPR Popular U.S. Total BPPR Popular U.S. Total
Unpledged securities and unused funding
sources:
Money market (excess funds at the
Federal Reserve Bank) $ 5,181,531 $ 909,613 $ 6,091,144 $ 5,240,100 $ 367,966 $ 5,608,066
Unpledged securities 7,690,887 273,980 7,964,867 7,494,189 326,599 7,820,788
FHLB borrowing capacity 1,623,246 1,127,316 2,750,562 1,389,579 722,005 2,111,584
Discount window of the Federal Reserve
Bank borrowing capacity 1,132,411 331,753 1,464,164 1,090,308 329,385 1,419,693
Total available liquidity $ 15,628,075 $ 2,642,662 $ 18,270,737 $ 15,214,176 $ 1,745,955 $ 16,960,131
Refer

to

Note

16

to

the

Consolidated

Financial

Statements

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

The Corporation’s ability to compete

successfully in the marketplace for

deposits, excluding brokered deposits, depends on various
factors, including pricing, service, convenience

and financial stability as

reflected by operating results and

financial condition, credit
ratings (by

nationally recognized credit

rating agencies), customer

confidence, and

importantly,

FDIC deposit

insurance coverage.
Deposits at all of the Corporation’s banking subsidiaries are federally insured

(subject to FDIC limits) and this is expected to mitigate
the potential effect of the aforementioned risks.

Deposits are a

key source of

funding as they

tend to be

less volatile than institutional

borrowings and their cost

is less sensitive

to
changes in

market rates.

Refer to

Table

7 for

a breakdown

of deposits

by major

types. Core

deposits are

generated from

a large
base

of

consumer,

corporate

and

public

sector

customers.

Core

deposits

include certificate

of

deposit

under

$250,000,

all

non-
interest bearing deposits, and

savings deposits.

Core deposits exclude brokered

deposits. Core deposits have

historically provided
the Corporation

with a

sizable source

of relatively

stable and

low-cost funds.

Core deposits

totaled $57.0

billion, or

94% of

total
deposits, at March

31, 2023, compared

with $57.6 billion,

or 94% of

total deposits, at

December 31, 2022.

Core deposits financed
89% of the Corporation’s earning assets at March 31,

2023, compared with 90% at December 31,

2022.

The distribution

by maturity of

certificates of

deposits with denominations

of $250,000 and

over at

March 31,

2023 is

presented in
the table that follows:
Table 13 - Distribution by

Maturity of Certificate of Deposits of $250,000 and Over
(In thousands)
3 months or less $ 1,768,494
Over 3 to 12 months 589,257
Over 1 year to 3 years 210,633
Over 3 years 147,111
Total $ 2,715,495
The

Corporation

had

$1.2

billion

in

brokered

deposits

at

March

31,

2023,

which

financed

approximately

2%

of

its

total

assets
(December 31, 2022 -

$1.1 billion and 2%,

respectively).

In the event that

any of the Corporation’s

banking subsidiaries’ regulatory
capital

ratios fall

below those

required

by

a well-capitalized

institution or

are subject

to capital

restrictions by

the regulators,

that
banking subsidiary faces

the risk of

not being able

to raise or

maintain brokered deposits

and faces limitations

on the rate

paid on
deposits, which

may hinder

the Corporation’s

ability to

effectively compete

in its

retail markets

and could

affect its

deposit raising
efforts.

Deposits from the public sector represent an important source of funds for the Corporation. As of March 31, 2023, total public sector deposits were $15.5 billion,

compared to $15.8 billion at December 31, 2022. Generally, these deposits require that the bank pledge high credit quality securities as collateral; therefore, liquidity risks arising from public sector deposit outflows are lower given that the bank receives its

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
same

amount

of

deposit

liabilities.

This

additional

collateral

could

reduce

unpledged

securities

otherwise

available

as

liquidity
sources to the Corporation.

At March 31, 2023, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet
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
The Corporation

monitors uninsured

deposits under

applicable FDIC

regulations.

Additionally,

the Corporation

monitors accounts
with balances over $250,000.

While the Corporation has a

diverse deposit base from retail, commercial,

corporate and government
clients,

as

well

as

wholesale funding

sources such

as

brokered deposits,

it

considers

balance

in

excess

of

$250,000 to

have a

higher

potential

liquidity

risk.

Table

14

reflects

the

aggregate

balance

in

deposit

accounts

in

excess

of

$250,000,

including
collateralized public funds and deposits outside of the

U.S. and its territories.

Collateralized public funds, as presented in Table

14,
represent public

deposit balances from

governmental entities in

the U.S. and

its territories, including

Puerto Rico

and the U.S.V.I.,
that are collateralized based

on such jurisdictions’ applicable collateral

requirements. On March 31,2023,

deposits with balances in
excess

of

$250,000,

excluding

foreign

deposits

(mainly

deposits

in

the

British

Virgin

Islands)

intercompany

deposits

and
collateralized

public

funds,

were

$11.4

billion

or

22%

at

BPPR

and

$2.4

billion

or

25%

at

Popular

U.S.,

compared

to

available
liquidity sources of $15.6 billion at BPPR and $2.6

billion at Popular U.S.
Table 14 - Deposits
31-Mar-23
Popular, Inc.
(In thousands)
BPPR % of Total Popular U.S. % of Total (Consolidated) % of Total
Deposits:
Deposits balances under $250,000 [1] $ 24,823,608 47% $ 5,979,010 62% $ 30,802,618 51%
Transactional deposits balances over
$250,000 9,503,850 18% 2,151,732 22% 11,655,582 19%
Time deposits balances over $250,000 1,869,792 4% 255,322 3% 2,125,114 3%
Uninsured foreign deposits 412,444 1% - - % 412,444 1%
Collateralized public funds 15,712,622 30% 245,508 3% 15,958,130 26%
Intercompany deposits 134,110 - % 986,943 10% - - %
Total deposits $ 52,456,426 100% $ 9,618,515 100% $ 60,953,888 100%
[1] Includes the first $250,000 in balances of transactional and time deposit accounts with balances in excess

of $250,000.
31-Dec-22
Popular, Inc.
(In thousands)
BPPR % of Total Popular U.S. % of Total (Consolidated) % of Total
Deposits
Deposits balances under $250,000 [1] $ 24,505,697 46% $ 5,231,417 60% $ 29,737,114 49%
Transactional deposits balances over
$250,000 9,957,877 19% 2,674,841 31% 12,632,718 21%
Time deposits balances over $250,000 1,920,455 4% 167,067 2% 2,087,522 3%
Uninsured foreign deposits 425,855 1% - - % 425,855 1%
Collateralized public funds 16,233,342 31% $ 110,676 1% $ 16,344,018 27%
Intercompany deposits 135,172 - % 482,167 6% - - %
Total deposits $ 53,178,398 100% $ 8,666,168 100% $ 61,227,227 100%
[1] Includes the first $250,000 in balances of transactional and time deposit accounts with balances in excess

of $250,000.
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

The outstanding balance of notes

payable at the BHCs

amounted to $891 million at

March 31, 2023 and

$497 million at December
31, 2022.
The contractual maturities of the BHCs notes payable

at March 31, 2023 are presented in Table 15.
Table 15

- Distribution of BHC's Notes Payable by Contractual

Maturity
Year (In thousands)
2023 $ 299,426
Later years 591,419
Total $ 890,845
The Corporation’s

6.125% unsecured

senior debt

securities mature

in September

of 2023.

As of

March 31,

2023, the

BHCs had
cash

and

money markets

investments totaling

$593

million

and

borrowing potential

of

$211

million

from

its

secured

facility

with
BPPR. The BHCs’ liquidity position continues to be adequate

with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all interest

payments and dividend obligations during the

foreseeable future. On March 13,
2023,

the

Corporation

issued

$400

million

aggregate

principal

amount

of

7.25%

Senior

Notes

due

2028

(the

“Notes”)

in

an
underwritten public offering. The Corporation intends to use a portion of the proceeds of the offering to redeem or repay $300 million
aggregate principal

amount of

its

outstanding 6.125%

Senior

Notes due

September 2023.

For the

remainder of

year

2023, debt
service at

the BHCs

is approximately

$40 million,

including $8

million from

the 6.125%

unsecured senior

debt through

maturity in
September

2023.

Additionally,

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

31, 2023,

the Corporation

declared cash

dividends of

$0.55 per common

share outstanding ($40
million in the

aggregate). The dividends for the

Corporation’s Series A preferred

stock amounted to $0.4

million. During the quarter
ended

March

31,

2023,

the

BHCs

received

dividends

amounting

to

$50

million

from

BPPR.

Dividends

from

BPPR

constitute
Popular, Inc.’s primary source of liquidity.

Other Funding Sources and Capital
In addition

to cash

reserves held

at the

FRB that

totaled $

6.1 billion

at March

31,2023,

the debt

securities portfolio

provides an
additional

source

of

liquidity,

which

may

be

realized

through

either

securities

sales,

collateralized

borrowings

or

repurchase
agreements.

The

Corporation’s

debt

securities

portfolio

consists

primarily

of

liquid

U.S.

government

debt

securities,

U.S.
government

sponsored

agency

debt

securities,

U.S.

government

sponsored

agency

mortgage-backed

securities,

and

U.S.
government

sponsored

agency

collateralized

mortgage

obligations

that

can

be

used

to

raise

funds

in

the

repo

markets.

The

availability

of

the

repurchase

agreement

would

be

subject

to

having

sufficient

unpledged

collateral

available

at

the

time

the
transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged debt securities amounted to $ 8.0 billion at March 31, 2023 and $ 7.8 billion at December 31, 2022. A substantial portion of these

debt securities

could be

used to

raise financing

in the

U.S. money

markets or

from secured

lending sources,

subject to
changes in their fair market value and customary adjustments

(haircuts).

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

FDIC Special Assessments

On March

12 and

13, 2023,

following the

closures of

Silicon Valley

Bank (“SVB”)

and Signature Bank

and the

appointment of the
FDIC as the

receiver for those

banks, the FDIC announced

that, under the

systemic risk exception set

forth in the

Federal Deposit
Insurance Act (“FDIA”),

all insured and

uninsured deposits of those

banks were transferred to

the respective bridge

banks for SVB
and Signature Bank.

The FDIC

also announced

that, as

required by

the FDIA,

any losses

to the

Deposit Insurance

Fund (“DIF”)

to support

uninsured
depositors

would

be

recovered

by

a

special

assessment.

Under

the

FDIA,

the

assessment

may

be

on

insured

depository
institutions,

depository

institution

holding

companies

(with

the

concurrence

of

the

Treasury

Secretary),

or

both,

as

the

FDIC
determines to

be

appropriate.

In

March 2023

testimony

before

Congress, the

Chairman of

the

FDIC

stated

that

the

FDIC

then
preliminarily estimated the

losses to the

DIF of

resolving SVB and

Signature Bank to

be $22.5

billion in the

aggregate.

The FDIA
provides that the special assessment will be prescribed through regulation, and the Chairman also noted in the same testimony that
the FDIC

intends to

issue a

proposed rulemaking

for the

assessment in

May 2023.

The FDIC

has discretion

with respect

to the
design and

timeframe for

any special

assessment, and,

under the

FDIA, the

FDIC may

consider the

types of

entities that

benefit
from the action taken, economic conditions, the effects on the industry, and such other factors as the FDIC deems appropriate.

The
timing, amount and

allocation of the special

assessment that will be

imposed on banking organizations

is uncertain, but

the impact
of the special assessment on our noninterest

expense and results of operations may be

material.
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
31, 2023

and December

31, 2022,

and the

results of

their operations

for the

period ended

March 31,

2023 and

March 31,

2022.
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

Table 16 - Summarized Statement

of Condition
(In thousands) March 31, 2023 December 31, 2022
Assets
Cash and money market investments $ 593,315 $ 203,083
Investment securities 27,406 24,815
Accounts receivables from non-obligor subsidiaries 15,060 16,853
Other loans (net of allowance for credit losses of $215 (2022

- $370))
27,671 27,826
Investment in equity method investees 5,350 5,350
Other assets 66,733 45,278
Total assets $ 735,535 $ 323,205
Liabilities and Stockholders' deficit
Accounts payable to non-obligor subsidiaries $ 10,101 $ 3,709
Notes payable 890,845 497,428
Other liabilities 116,276 112,847
Stockholders' deficit (281,687) (290,779)
Total liabilities and

stockholders' deficit
$ 735,535 $ 323,205
Table 17 - Summarized Statement

of Operations
For the quarters ended
(In thousands) March 31, 2023 March 31, 2022
Income:
Dividends from non-obligor subsidiaries $ 50,000 $ 450,000
Interest income from non-obligor subsidiaries and affiliates 810 204
Earnings from investments in equity method investees - 8,105
Other operating income 1,146 (755)
Total income $ 51,956 $ 457,554
Expenses:
Services provided by non-obligor subsidiaries and affiliates

(net of
reimbursement by subsidiaries for services provided by parent of
$56,071 (2022 - $51,707)) $ 4,989 $ 3,867
Other operating expenses 4,486 4,637
Total expenses $ 9,475 $ 8,504
Net income $ 42,481 $ 449,050
During the

quarter ended

March 31,

2022, the

obligor group

recorded $0.6

million

of

dividend receivable

from

its

direct
equity method investees.
Risks to Liquidity

Total lines of credit outstanding, or available borrowing capacity under lines of credit are not necessarily a measure of the total credit
available

on

a

continuing

basis.

Some

of

these

lines

could

be

subject

to

collateral

requirements,

changes

to

the

value

of

the
collateral, standards of

creditworthiness, leverage ratios

and other regulatory

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

Furthermore,

various

statutory

provisions

limit

the

amount

of

dividends

an

insured

depository

institution

may

pay

to

its

holding
company without

regulatory approval. A

member bank must

obtain the

approval of

the Federal

Reserve Board

for any

dividend, if
the total

of all

dividends declared

by the

member bank

during the

calendar year

would exceed

the total

of its

net income

for that
year,

combined with

its retained

net income

for the

preceding two

years, after

considering those

years’ dividend

activity,

less any
required transfers to surplus or to a

fund for the retirement of any

preferred stock. During the quarter ended March 31,

2023, BPPR
declared cash dividends of $50 million. At March 31, 2023, BPPR can declare a dividend of approximately $259 million without prior approval of the Federal Reserve Board due to its retained income, declared dividend activity and transfers to statutory reserves over
the measurement

period.

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
Obligations Subject to Rating Triggers or Collateral Requirements
The

Corporation’s

banking

subsidiaries

currently

do

not

issue

unsecured

senior

debt,

as

these

banking

subsidiaries

are

funded
primarily with

deposits and

secured borrowings.

The banking

subsidiaries had

$8.7 million

in deposits

at March

31, 2023

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

$28.2

million

at

March

31,

2023.

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

Puerto

Rico

(the

“Economic
Activity Index”), reflected a 0.6% and

0.2% decrease in January and February

2023, respectively, compared to

the same months in
2022. During January and February

2023, the Economic Activity Index

increased by 0.5% and 0.3%,

respectively, in

a month-over-
month basis.

The Economic Activity Index is a coincident indicator of ongoing economic activity but not a direct measurement of real
GNP.

In February

2023, the

Puerto Rico

Planning Board

revised its

real GNP

forecast for

the current

fiscal year

(July 2022-June
2023) from 1.7% growth to 0.7% growth, citing

an anticipated deacceleration in the global economy.

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

United States
Consumer Price Index (published by the U.S.

Bureau of Labor Statistics), increased 5.0% during

the 12-month period ended March
2023, mainly driven by pent-up demand and supply-chain

disruptions caused by the pandemic.

During the same period, inflation in
Puerto Rico, as measured by the Puerto Rico Consumer Price Index (published by the Department of Labor and Human Resources of Puerto

Rico), increased 5.1%

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

At March

31, 2023,

the Corporation’s

direct exposure

to PR

Government Entities

totaled $353

million, of

which $324

million were
outstanding, compared

to

$374 million

at

December 31,

2022, of

which $327

million

were outstanding.

A

deterioration in

Puerto
Rico’s fiscal and

economic situation could adversely

affect the value

of our Puerto

Rico government obligations, resulting

in losses
to

us.

Of

the

amount

outstanding,

$302

million

consists

of

loans

and

$22

million

are

securities

($302

million

and

$25

million,
respectively, at

December 31, 2022).

All of the

Corporation’s direct exposure

outstanding at March

31, 2023 were

obligations from
various

Puerto

Rico

municipalities.

In

most

cases,

these

were

“general

obligations”

of

a

municipality,

to

which

the

applicable
municipality

has

pledged its

good

faith, credit

and unlimited

taxing power,

or

“special obligations”

of

a municipality,

to

which the
applicable municipality has pledged basic property tax or sales tax revenues.

At March 31, 2023, 73% of the Corporation’s exposure
to

municipal

loans

and

securities

was

concentrated

in

the

municipalities

of

San

Juan,

Guaynabo,

Carolina

and

Bayamón.

For
additional discussion of the Corporation’s direct exposure to the Puerto

Rico government and its instrumentalities and municipalities, refer to Note 21 – Commitments and Contingencies

to the Consolidated Financial Statements.

In addition, at March

31, 2023, the Corporation had

$245 million in loans

insured or securities issued by

Puerto Rico governmental
entities, but for

which the principal source

of repayment is

non-governmental ($251 million at December 31, 2022).

These included
$204 million in

residential mortgage loans insured

by the Puerto

Rico Housing Finance Authority

(“HFA”), a

PR Government Entity
(December 31, 2022 - $209 million). These mortgage loans are secured by first mortgages on Puerto

Rico residential properties and
the

HFA

insurance

covers

losses

in

the

event

of

a

borrower

default

and

upon

the

satisfaction

of

certain

other

conditions.

The
Corporation also

had

at

March

31,

2023,

$41

million

in bonds

issued by

HFA

which

are secured

by

second

mortgage

loans on
Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default, and
upon the satisfaction of certain

other conditions (December 31, 2022 - $42

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
As of March 31, 2023, BPPR had $15.5 billion in deposits from the Puerto Rico government, its instrumentalities, and municipalities.
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

31, 2023,

the Corporation

had approximately

$28 million

in direct

exposure to

USVI government

entities (December 31,
2022 - $28 million).

British Virgin Islands
The Corporation has operations in the British Virgin Islands (“BVI”), which has been negatively affected by the COVID-19 pandemic, particularly as

a reduction

in the

tourism activity

which accounts

for a

significant portion

of its

economy.

Although the

Corporation
has no

significant exposure to

a single

borrower in

the BVI,

at March 31,

2023, it

has a

loan portfolio amounting

to approximately
$210 million comprised of various retail and commercial

clients, compared to a loan portfolio of $214 million

at December 31, 2022.
U.S. Government
As further detailed in Notes

6 and 7 to the

Consolidated Financial Statements, a substantial portion of the

Corporation’s investment
securities

represented exposure

to

the

U.S.

Government in

the

form

of

U.S. Government

sponsored entities,

as

well

as

agency
mortgage-backed and U.S. Treasury securities. In addition, $1.6 billion of residential mortgages, $27 million of SBA loans under the
Paycheck Protection Program (“PPP”) and $73 million

commercial loans were insured or guaranteed by

the U.S. Government or its
agencies at March 31, 2023 (compared to $1.6

billion, $38 million and $72 million, respectively, at December 31, 2022).
Non-Performing Assets
Non-performing assets (“NPAs”)

include primarily past-due

loans that

are no

longer accruing interest,

renegotiated loans, and

real
estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 21.
During

the

first

quarter

of

2023,

the

Corporation continued

to

show

favorable

credit

quality

trends with

low

levels

of

NCOs

and
decreasing NPLs.

We continue

to closely

monitor changes

in the

macroeconomic environment

and borrower

performance, given

inflationary

pressures and

geopolitical

risks.

However,

management believes

that

the

improvement

over

recent years

in

the

risk
profile of the Corporation’s loan portfolios positions

Popular to operate successfully under the current environment.

Total

NPAs

decreased

by

$24

million

when

compared

with

December

31,

2022.

Total

non-performing

loans

held-in-portfolio
(“NPLs”)

decreased

by

$27

million

from

December

31,

2022.

BPPR’s

NPLs

decreased

by

$23

million,

mainly

driven

by

lower
mortgage and consumer NPLs

by $18 million

and $14 million, respectively,

in part offset

by higher commercial NPLs

by $9 million.

The

consumer

NPLs

decrease

was

mostly

driven

by

a

$11

million

line

of

credit

charge-off

on

a

single

relationship,

while

the
commercial

NPLs

increase

was

driven

by

a

$14

million

loan

relationship.

Popular

U.S.

NPLs

decreased

by

$4

million

from
December 31, 2022, mainly driven by lower mortgage NPLs. At March 31, 2023,

the ratio of NPLs to total loans held-in-portfolio was
1.3% compared

to 1.4%,

at December

31, 2022.

Other real

estate owned

loans (“OREOs”)

increased by

$3 million.

At March

31,
2023,

NPLs

secured

by

real

estate

amounted

to

$297

million

in

the

Puerto

Rico

operations

and

$27

million

in

Popular

U.S,
compared with $303 million and $33 million, respectively,

at December 31, 2022.

The Corporation’s commercial

loan portfolio secured

by real estate

(“CRE”) amounted to

$10.0 billion at

March 31,

2023, of which
$3.0 billion was secured

with owner occupied properties, compared

with $9.9 billion and

$3.1 billion, respectively,

at December 31,
2022. Office space

leasing exposure in

our non-owner occupied

CRE portfolio is

limited, representing only

1.9% or $608

million of
our total loan portfolio.

The exposure is mainly comprised of low- to mid- rise properties with average loan size of $2.0 million and is
well diversified across tenant type.
CRE NPLs amounted to

$67 million at March

31, 2023, compared with

$54 million at

December 31, 2022. The CRE

NPL ratios for
the BPPR and

Popular U.S. segments

were 1.30% and 0.11%,

respectively, at

March 31, 2023, compared

with 1.04% and

0.12%,
respectively, at December 31, 2022.
In addition

to the

NPLs included

in Table

21, at

March 31,

2023, there

were $334

million of

performing loans,

mostly commercial
loans, which in management’s opinion, are currently subject to potential future classification as non-performing (December 31, 2022
- $374 million).
For the period ended March 31, 2023, total inflows of NPLs held-in-portfolio, excluding consumer loans, increased by approximately
$4

million,

when

compared

to

the

inflows

for

the

same

period

in

2022.

Inflows

of

NPLs

held-in-portfolio

at

the

BPPR

segment
increased by

$6 million compared

to the

same period in

2022, driven by

higher commercial inflows

by $10

million in

part offset

by
lower mortgage inflows by $4 million. Inflows of NPLs held-in-portfolio at the Popular U.S. segment decreased by $2 million from the same period in 2022.

Table 18 - Non-Performing

Assets
March 31, 2023 December 31, 2022
(Dollars in thousands) BPPR
Popular
U.S.
Popular,
Inc.
As a % of
loans HIP
by category BPPR
Popular
U.S.
Popular,
Inc.
As a % of
loans HIP
by category
Commercial $ 90,952 $ 11,048 $ 102,000 0.6% $ 82,171 $ 10,868 $ 93,039 0.6%
Leasing 6,103 - 6,103 0.4 5,941 - 5,941 0.4
Mortgage 224,075 14,719 238,794 3.2 242,391 20,488 262,879 3.6
Auto 39,516 - 39,516 1.1 40,978 - 40,978 1.2
Consumer

18,333 7,637 25,970 0.8 30,528 6,076 36,604 1.2
Total non-performing

loans held-in-
portfolio 378,979 33,404 412,383 1.3% 402,009 37,432 439,441 1.4%
Other real estate owned (“OREO”) 91,345 376 91,721 88,773 353 89,126
Total non-performing

assets
[1] $ 470,324 $ 33,780 $ 504,104 $ 490,782 $ 37,785 $ 528,567
Accruing loans past due 90 days or
more [2] $ 305,638 $ 245 $ 305,883 $ 351,248 $ 366 $ 351,614
Ratios:
Non-performing assets to total
assets 0.87% 0.25% 0.74% 0.89% 0.30% 0.78%
Non-performing loans held-in-
portfolio to loans held-in-portfolio

1.66 0.35 1.28 1.78 0.39 1.37
Allowance for credit losses to loans
held-in-portfolio 2.57 1.07 2.13 2.73 1.10 2.25
Allowance for credit losses to non-
performing loans, excluding held-for-
sale 154.89 305.69 167.11 153.12 279.86 163.91
[1] There were no non-performing loans held-for-sale

as of March 31, 2023 and December 31, 2022.
[2] It is

the Corporation’s

policy to report

delinquent residential

mortgage loans

insured by FHA

or guaranteed by

the VA

as accruing loans

past due
90 days or more as opposed to non-performing

since the principal repayment is insured.

These balances include $167 million

of residential mortgage
loans

insured

by

FHA

or

guaranteed

by

the

VA

that

are

no

longer

accruing

interest

as

of

March

31,

2023

(December

31,

2022

-

$190

million).
Furthermore, the

Corporation has

approximately

$40 million

in reverse

mortgage loans

which are

guaranteed

by FHA,

but which

are currently

not
accruing interest.

Due

to

the guaranteed

nature

of the

loans, it

is the

Corporation’s

policy

to exclude

these balances

from

non-performing

assets
(December 31, 2022 - $42 million).

Table 19 - Activity in Non

-Performing Loans Held-in-Portfolio (Excluding Consumer

Loans)
For the quarter ended March 31, 2023
(Dollars in thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance $ 324,562 $ 31,356 $ 355,918
Plus:
New non-performing loans 50,613 8,531 59,144
Advances on existing non-performing loans - 65 65
Less:
Non-performing loans transferred to OREO (10,873) (58) (10,931)
Non-performing loans charged-off (1,176) (216) (1,392)
Loans returned to accrual status / loan collections (48,099) (13,911) (62,010)
Ending balance NPLs $ 315,027 $ 25,767 $ 340,794
Table 20 - Activity in Non

-Performing Loans Held-in-Portfolio (Excluding Consumer

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
Less:
Non-performing loans transferred to OREO (13,396) (85) (13,481)
Non-performing loans charged-off (723) (73) (796)
Loans returned to accrual status / loan collections (60,278) (10,552) (70,830)
Ending balance NPLs $ 424,342 $ 27,229 $ 451,571
Table 21 - Activity in Non

-Performing Commercial Loans Held-In-Portfolio
For the quarter ended March 31, 2023
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $ 82,171 $ 10,868 $ 93,039
Plus:
New non-performing loans 16,594 5,719 22,313
Advances on existing non-performing loans - 26 26
Less:
Non-performing loans transferred to OREO (287) - (287)
Non-performing loans charged-off (673) (216) (889)
Loans returned to accrual status / loan collections (6,853) (5,349) (12,202)
Ending balance - NPLs $ 90,952 $ 11,048 $ 102,000

Table 22 - Activity in Non

-Performing Commercial Loans Held-In-Portfolio
For the quarter ended March 31, 2022
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $ 120,047 $ 5,532 $ 125,579
Plus:
New non-performing loans 6,127 2,999 9,126
Advances on existing non-performing loans - 2,505 2,505
Less:
Non-performing loans transferred to OREO (3,052) - (3,052)
Non-performing loans charged-off (256) (73) (329)
Loans returned to accrual status / loan collections (5,084) (5,560) (10,644)
Ending balance - NPLs $ 117,782 $ 5,403 $ 123,185
Table 23 - Activity in Non

-Performing Construction Loans Held-In-Portfolio
For the quarter ended March 31, 2022
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $ 485 $ - $ 485
Plus:
Less: - -
Loans returned to accrual status / loan collections (485) - (485)
Ending balance - NPLs $ - $ - $ -
Table 24 - Activity in Non

-Performing Mortgage Loans Held-in-Portfolio
For the quarter ended March 31, 2023
(Dollars in thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $ 242,391 $ 20,488 $ 262,879
Plus:
New non-performing loans 34,019 2,812 36,831
Advances on existing non-performing loans - 39 39
Less:
Non-performing loans transferred to OREO (10,586) (58) (10,644)
Non-performing loans charged-off (503) - (503)
Loans returned to accrual status / loan collections (41,246) (8,562) (49,808)
Ending balance - NPLs $ 224,075 $ 14,719 $ 238,794
Table 25 - Activity in Non

-Performing Mortgage Loans Held-in-Portfolio
For the quarter ended March 31, 2022
(Dollars in thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $ 333,887 $ 21,969 $ 355,856
Plus:
New non-performing loans 38,193 4,800 42,993
Advances on existing non-performing loans - 134 134
Less:
Non-performing loans transferred to OREO (10,344) (85) (10,429)
Non-performing loans charged-off (467) - (467)
Loans returned to accrual status / loan collections (54,709) (4,992) (59,701)
Ending balance - NPLs $ 306,560 $ 21,826 $ 328,386

Loan Delinquencies
Another key measure used to evaluate and

monitor the Corporation’s asset quality is loan

delinquencies. Loans delinquent 30 days
or more, as a percentage of their related portfolio

category at March 31, 2023 and December 31,

2022, are presented below.
Table 26 - Loan Delinquencies
(Dollars in thousands) March 31, 2023 December 31, 2022
Loans delinquent
30 days or more Total loans
Total delinquencies

as
a percentage of total
loans
Loans delinquent
30 days or more Total loans
Total delinquencies

as
a percentage of total
loans
Commercial

$ 197,013 $ 16,005,261 1.23% $ 119,476 $ 15,739,132 0.76%
Construction

15,246 698,996 2.18 - 757,984 -
Leasing 21,009 1,614,344 1.30 21,487 1,585,739 1.36
Mortgage [1] 818,927 7,405,907 11.06 937,253 7,397,471 12.67
Consumer

191,886 6,613,865 2.90 216,401 6,597,443 3.28
Loans held-for-sale - 11,181 - - 5,381 -
Total

$ 1,244,081 $ 32,349,554 3.85% $ 1,294,617 $ 32,083,150 4.04%
[1]

Loans delinquent 30 days or more includes $0.4 billion

of residential mortgage loans insured by FHA or guaranteed

by the VA as of March

31,
2023 (December 31, 2022 - $0.5 billion). Refer to Note

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

loans

modified

to

borrowers

with

financial

difficulty,

including

legacy

troubled

debt

restructurings,
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

accounting framework, including

the reasonable

and supportable period

as
well as the reversion window.

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
baseline scenario

continues to

be assigned

the highest

probability,

followed

by the

pessimistic scenario.

The baseline

scenario
assumes a 2023 annualized

GDP growth in the

baseline scenario stands at

2.1% and 1.3% for

Puerto Rico and the

United States,
respectively,

increasing from

1.3% and

0.7% in

the previous

quarter. The

2023 forecasted

average unemployment

rate continues
strong, improving quarter-over-quarter to

6.9% and 3.5%

for Puerto Rico

and the United

States, respectively,

from 7.8% and

4.0%
respectively, in the previous forecast.

At

March

31,

2023,

the

allowance

for

credit

losses

amounted

to

$689

million,

a

decrease

of

$31

million,

when

compared

with
December 31, 2022.

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02 in
March 2022, which eliminates the

accounting guidance for troubled debt

restructures (“TDRs”) and the requirement

to measure the

effect

of

the

concession from

a

loan

modification, for

which

the

Corporation used

a

discounted cash

flow

(“DCF”)

method.

This
impact

resulted

in

a

release

in

the

ACL

of

approximately

$46

million

presented

as

an

adjustment

to

the

beginning

balance

of
retained earnings, net of tax effect.

Excluding ASU 2022-02 impact, the

ACL for BPPR increased by

$14 million, when compared to

December 31, 2022, mostly driven
by reductions in the HPI forecast, higher loan volumes and migration of consumer credit scores. The ACL for

Popular U.S remained
essentially flat

from

December 31,

2022. quarter-over-quarter.

The Corporation’s

ratio of

the allowance

for credit

losses to

loans
held-in-portfolio was

2.13% at

March 31,

2023, compared

to 2.25%

in December

31, 2022.

The ratio

of the

allowance for

credit
losses to NPLs held-in-portfolio stood at 167.1%,

compared to 163.9% in December 31, 2022.
The provision for credit losses

for the period ended March 31,

2023, amounted to an expense of

$47 million, compared to a benefit
of

$14

million

for

the

period

ended

March

31,

2022,

as

the

prior

period

included

reductions

in

reserves

due

to

post-pandemic
improvements in the macroeconomic outlook and lower NCOs. Refer to Note 9 – Allowance for credit losses – loans held-in-portfolio to the Consolidated Financial Statements, and

to the Provision for Credit Losses section of this MD&A

for additional information.
Table 27 - Allowance for Credit

Losses - Loan Portfolios
March 31, 2023
(Dollars in thousands) Commercial Construction Mortgage Leasing Consumer Total
Total ACL $ 243,979 $ 4,330 $ 104,477 $ 20,990 $ 315,344 $ 689,120
Total loans held-in

-portfolio
16,005,261 698,996 7,405,907 1,614,344 6,613,865 32,338,373
ACL to loans held-in-portfolio 1.52% 0.62% 1.41% 1.30% 4.77% 2.13%
Total non-performing

loans held-in-portfolio
$ 102,000 $ - $ 238,794 $ 6,103 $ 65,486 $ 412,383
ACL to non-performing loans held-in-portfolio 239.20 % N.M. 43.75% 343.93% 481.54% 167.11%
N.M. - Not meaningful.
Table 28 - Allowance for Credit

Losses - Loan Portfolios
December 31, 2022
(Dollars in thousands) Commercial Construction Mortgage Leasing Consumer Total
Total ACL $ 235,376 $ 4,246 $ 135,254 $ 20,618 $ 324,808 $ 720,302
Total loans held-in

-portfolio
15,739,132 757,984 7,397,471 1,585,739 6,597,443 32,077,769
ACL to loans held-in-portfolio 1.50% 0.56% 1.83% 1.30% 4.92% 2.25%
Total non-performing

loans held-in-portfolio
$ 93,039 $ - $ 262,879 $ 5,941 $ 77,582 $ 439,441
ACL to non-performing loans held-in-portfolio 252.99 % N.M. 51.45% 347.05% 418.66% 163.91%
N.M. - Not meaningful.

Annualized net charge-offs (recoveries)
The following

tables present

annualized net charge-offs

(recoveries) to average

loans held-in-portfolio (“HIP”)

by loan

category for
the quarters ended March 31, 2023 and 2022.
Table 29

- Annualized

Net Charge-offs (Recoveries) to Average

Loans Held-in-Portfolio
Quarter ended March 31, 2023 Quarter ended March 31, 2022
BPPR Popular U.S. Popular, Inc. BPPR Popular U.S. Popular, Inc.
Commercial

(0.06) % (0.13) % (0.09) % (0.23) % (0.04) % (0.14) %
Construction ― ― ― (1.61) (0.72) (0.85)
Mortgage (0.26) ― (0.22) (0.19) (0.01) (0.16)
Leasing 0.08 ― 0.08 (0.12) ― (0.12)
Consumer 2.31 4.81 2.43 0.95 0.08 0.91
Total annualized

net charge-offs to
average loans held-in-portfolio 0.56% 0.06% 0.41% 0.11% (0.08) % 0.05%
NCOs for the quarter ended March 31, 2023

amounted to $33 million, increasing by $29 million when compared to the same period
in 2022. The

BPPR segment increased by

$26 million mainly

driven by higher consumer

NCOs by $23

million. The increase in

the
consumer NCOs was

mostly related

to $11

million line

of credit charge-off

on a single

borrower and post-pandemic

normalization.
The PB segment NCOs increased by $3 million, mainly

driven by higher consumer NCOs by $4

million.
Loan Modifications
During the

quarter ended

March 31,

2023, the

Corporation modified

loans to

borrowers with

financial difficulty

amounting to

$69
million,

of

which

$59

million

are

in

accruing

status.

The

BPPR

segment’s

modifications

to

borrowers

with

financial

difficulty
amounted to $48 million, mainly comprised of mortgage and commercial loans of $25 million and $22 million, respectively.

A total of
$18 million of the mortgage modifications were related to guaranteed loans. The

Popular U.S. segment’s modifications to borrowers
with financial difficulty amounted to $20 million, of

which $15 million were commercial loans.

Refer

to

Note

9

to

the

Consolidated

Financial

Statements

for

additional

information

on

modifications

made

to

borrowers
experiencing financial difficulties.
ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT

YET EFFECTIVE ACCOUNTING STANDARDS
Refer to Note 3, “New Accounting Pronouncements”

to the Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About

Market Risk
Quantitative and qualitative disclosures for the current

period can be found in the Market Risk

section of this report, which includes
changes in market risk exposures from disclosures presented

in the 2022 Form 10-K.
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

31, 2023 that have materially affected,

or are
reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Part II - Other Information
Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 21,

Commitments and Contingencies, to the Consolidated

Financial Statements.
Item 1A. Risk Factors
In addition to the other information set forth in

this report, you should carefully consider the risk

factors discussed under “Part I - Item
1A - Risk Factors” in our 2022 Form

10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of

operations and

capital position,

and could

cause our

actual results

to

differ

materially from

our historical

results or

the
results contemplated

by the

forward-looking statements

contained in

this report.

Also refer

to the

discussion in

“Part I

- Item

2 –
Management’s Discussion

and Analysis

of Financial

Condition and

Results of

Operations” in

this report

for additional

information
that may supplement or update the discussion

of risk factors below and in our 2022 Form

10-K.
There have been no material changes to the risk

factors previously disclosed under Item 1A of the

Corporation’s 2022 Form 10-K.
The risks described

in our 2022 Form

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

31, 2023.
Issuer Purchases of Equity Securities
The following

table sets

forth the

details of

purchases of

Common Stock

by the

Corporation during

the quarter

ended March

31,
2023:
Issuer Purchases of Equity Securities
Not in thousands
Period
Total Number of
Shares Purchased [1]
Average Price Paid per
Share
Total Number of

Shares
Purchased as Part of Publicly
Announced Plans or Programs
Approximate Dollar Value of
Shares that May Yet be
Purchased Under the Plans or
Programs
January 1 - January 31 905 $ 66.48 - $-
February 1 - February 28 - - - -
March 1 - March 31 39,904 71.20 - -
Total

40,809 $ 71.10 - -
[1] Includes 905 and 39,904

shares of the Corporation’s

common stock acquired

by the Corporation during

January 2023 and March

2023 respectively,
in connection

with the

satisfaction of

tax withholding

obligations on

vested awards

of restricted

stock or

restricted stock

units granted

to directors

and
certain employees under the Corporation’s Omnibus Incentive

Plan. The acquired shares of common stock were added

back to treasury stock.

Item 3.

Defaults Upon Senior Securities
None.
Item 4.

Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6.

Exhibits

Exhibit Index
Exhibit No Exhibit Description
10.1
Form of Popular, Inc. 2023 Long-Term Equity Incentive Award and Agreement
(1)
22.1
Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22.1 of Popular, Inc.’s Annual
Report on Form 10-K for the year ended December 31, 2022.)
31.1
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(1)
31.2
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(1
)

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002
(1)
32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002
(1)
101. INS
XBRL Instance Document – the instance document

does not appear in the Interactive Data File because
its XBRL tags are embedded within the Inline Document.
101.SCH Inline Taxonomy Extension Schema Document (1)
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
(1)
101.DEF Inline XBRL Taxonomy Extension Definitions Linkbase Document (1)
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104
The cover page of Popular, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023,
formatted in Inline XBRL (included within the Exhibit

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
POPULAR, INC.
(Registrant)
Date: May 10, 2023 By: /s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President &
Chief Financial Officer
Date: May 10, 2023 By: /s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller