Form 10-Q
period 2023-06-30
POPULAR, INC.
filed 2023-08-09
CIK 763901

1
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-Q
[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended

June 30, 2023
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
[

]

Yes
[X]

No
Indicate

the

number

of

shares

outstanding

of

each

of

the

issuer’s

classes

of

common

stock,

as

of

the

latest
practicable date:

Common Stock, $0.01 par value,
72,127,733

shares outstanding as of August 7, 2023.

POPULAR INC
INDEX
Part I – Financial Information Page
Item 1. Financial Statements
Unaudited Consolidated Statements of Financial Condition

at June 30, 2023 and
December 31, 2022 6
Unaudited Consolidated Statements of Operations for

the quarters

and six months ended June 30, 2023 and 2022 7
Unaudited Consolidated Statements of Comprehensive

Income (Loss) for the
quarters and six months ended June 30, 2023 and

2022
8
Unaudited Consolidated Statements of Changes in

Stockholders’ Equity for the
quarters and six months ended June 30, 2023 and

2022
9
Unaudited Consolidated Statements of Cash Flows for

the six months

ended June 30, 2023 and 2022 11
Notes to Unaudited Consolidated Financial Statements 13
Item 2. Management’s Discussion and Analysis of Financial

Condition and

Results of Operations
127
Item 3. Quantitative and Qualitative Disclosures about

Market Risk

174
Item 4. Controls and Procedures 174
Part II – Other Information
Item 1. Legal Proceedings 174
Item 1A. Risk Factors 174
Item 2. Unregistered Sales of Equity Securities and

Use of Proceeds
174
Item 3. Defaults Upon Senior Securities 175
Item 4. Mine Safety Disclosures
175
Item 5. Other Information
175
Item 6. Exhibits 175
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
●

additional or special Federal Deposit Insurance Corporation

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
June 30, December 31,
(In thousands, except share information) 2023 2022
Assets:
Cash and due from banks $
476,642
$
469,501
Money market investments:

Time deposits with other banks

8,593,476
5,614,595
Total money market investments
8,593,476
5,614,595
Trading account debt securities, at fair value:

Other trading account debt securities
29,160
27,723
Debt securities available-for-sale, at fair

value:
Pledged securities with creditors’ right to repledge

104,564
129,203
Other debt securities available-for-sale
17,137,653
17,675,171
Debt securities held-to-maturity, at amortized cost:
Pledged securities with creditors’ right to repledge

26,543
26,496
Other debt securities held-to-maturity
8,384,023
8,498,870
Debt securities held-to-maturity (fair

value 2023 - $
8,274,950
; 2022 - $
8,440,196
)
8,410,566
8,525,366
Less – Allowance for credit losses
6,145
6,911
Debt securities held-to-maturity, net
8,404,421
8,518,455
Equity securities (realizable value 2023 -

$
193,239
; 2022 - $
196,665
)
192,373
195,854
Loans held-for-sale, at fair value
55,421
5,381
Loans held-in-portfolio
33,354,999
32,372,925
Less – Unearned income
324,077
295,156

Allowance for credit losses
700,200
720,302
Total loans held-in-portfolio, net
32,330,722
31,357,467
Premises and equipment, net
523,927
498,711
Other real estate
86,216
89,126
Accrued income receivable
239,998
240,195
Mortgage servicing rights, at fair value
121,249
128,350
Other assets
1,703,662
1,847,813
Goodwill
827,428
827,428
Other intangible assets
11,354
12,944
Total assets $
70,838,266
$
67,637,917
Liabilities and Stockholders’ Equity
Liabilities:

Deposits:
Non-interest bearing $
15,316,552
$
15,960,557
Interest bearing
48,688,266
45,266,670
Total deposits
64,004,818
61,227,227
Assets sold under agreements to repurchase
123,205
148,609
Other short-term borrowings
-
365,000
Notes payable
1,304,049
886,710
Other liabilities
841,185
916,946
Total liabilities
66,273,257
63,544,492
Commitments and contingencies (Refer

to Note 21)

Stockholders’ equity:

Preferred stock,
30,000,000

shares authorized;
885,726

shares issued and outstanding (2022 -
885,726
)
22,143
22,143
Common stock, $
0.01

par value;
170,000,000

shares authorized;
104,712,430

shares issued (2022 -
104,657,522
) and
72,103,969

shares outstanding (2022 -
71,853,720
)
1,047
1,047
Surplus
4,795,581
4,790,993
Retained earnings
4,093,284
3,834,348
Treasury stock - at cost,
32,608,461

shares (2022 -
32,803,802
)

(2,018,611)
(2,030,178)
Accumulated other comprehensive loss, net

of tax

(2,328,435)
(2,524,928)
Total stockholders’ equity

4,565,009
4,093,425
Total liabilities and stockholders’ equity $
70,838,266
$
67,637,917
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF OPERATIONS
(UNAUDITED)

Quarters ended June 30, Six months ended June 30,
(In thousands, except per share information) 2023 2022 2023 2022
Interest income:
Loans $
570,120
$
446,245
$
1,111,330
$
873,036
Money market investments
100,775
23,742
166,499
30,206
Investment securities
123,112
101,774
255,200
198,240
Total interest income
794,007
571,761
1,533,029
1,101,482
Interest expense:

Deposits
243,488
27,827
436,703
52,610
Short-term borrowings
1,624
248
4,509
328
Long-term debt
17,227
9,824
28,493
20,370
Total interest expense
262,339
37,899
469,705
73,308
Net interest income
531,668
533,862
1,063,324
1,028,174
Provision for credit losses (benefit)
37,192
9,362
84,829
(6,138)
Net interest income after provision for credit losses

(benefit)
494,476
524,500
978,495
1,034,312
Non-interest income:

Service charges on deposit accounts
37,781
41,809
72,459
82,522
Other service fees
94,265
81,451
184,341
158,585
Mortgage banking activities (Refer to Note 10)
2,316
13,575
9,716
26,440
Net gain (loss), including impairment on equity securities
1,384
(4,109)
2,484
(6,203)
Net gain (loss) on trading account debt securities
35
51
413
(672)
Adjustments

to indemnity reserves on loans sold
(456)
170
156
(575)
Other operating income
25,146
24,464
52,863
52,006
Total non-interest income
160,471
157,411
322,432
312,103
Operating expenses:

Personnel costs
191,468
168,788
390,228
335,784
Net occupancy expenses
27,165
26,214
53,204
50,937
Equipment expenses
9,561
8,674
17,973
17,063
Other taxes
16,409
15,780
32,700
31,495
Professional fees
50,132
38,430
83,563
75,222
Technology and software expenses

72,354
74,761
140,913
145,296
Processing and transactional services
36,801
31,037
70,710
61,990
Communications
4,175
3,497
8,263
7,170
Business promotion
25,083
21,353
43,954
36,436
FDIC deposit insurance
6,803
6,463
15,668
13,835
Other real estate owned (OREO) income
(3,314)
(7,806)
(5,008)
(10,519)
Other operating expenses
22,852
18,292
47,213
42,222
Amortization of intangibles
795
795
1,590
1,686
Total operating expenses
460,284
406,278
900,971
808,617
Income before income tax
194,663
275,633
399,956
537,798
Income tax expense
43,503
64,212
89,817
114,691
Net Income $
151,160
$
211,421
$
310,139
$
423,107
Net Income Applicable to Common Stock

$
150,807
$
211,068
$
309,433
$
422,401
Net Income per Common Share – Basic $
2.10
$
2.77
$
4.32
$
5.46
Net Income per Common Share – Diluted $
2.10
$
2.77
$
4.32
$
5.46
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
Quarters ended,

Six months ended,
June 30, June 30,
(In thousands) 2023 2022 2023 2022
Net income $
151,160
$
211,421
$
310,139
$
423,107
Other comprehensive (loss) income before

tax:
Foreign currency translation adjustment
6,001
5,998
756
3,140
Adjustment of pension and postretirement

benefit plans
-
-
-
2,030
Amortization of net losses of pension and

postretirement benefit plans
4,813
3,911
9,626
7,822
Unrealized holding (losses) gains on debt securities

arising during the period

(77,851)
(620,597)
135,467
(1,839,620)
Amortization of unrealized losses of debt

securities transfer from available-for-
sale to held-to-maturity
42,903
-
84,943
-
Unrealized net (losses) gains on cash flow

hedges
-
(377)
(30)
3,511
Reclassification adjustment for net gains included

in net income
-
(880)
(41)
(1,579)
Other comprehensive (loss) income before

tax
(24,134)
(611,945)
230,721
(1,824,696)
Income tax (expense) benefit
(2,476)
56,167
(34,228)
196,749
Total other comprehensive (loss) income, net of tax
(26,610)
(555,778)
196,493
(1,627,947)
Comprehensive income (loss), net of tax $
124,550
$
(344,357)
$
506,632
$
(1,204,840)
Tax effect allocated to each component of other comprehensive income (loss):
Quarters ended Six months ended,
June 30, June 30,
(In thousands) 2023 2022 2023 2022
Adjustment of pension and postretirement

benefit plans
$
-
$
-
$
-
$
(761)
Amortization of net losses of pension and

postretirement benefit plans
(1,805)
(1,467)
(3,610)
(2,934)
Unrealized holding (losses) gains on debt securities

arising during the period

7,910
57,177
(13,656)
200,370
Amortization of unrealized losses of debt

securities transfer from available-for-
sale to held-to-maturity
(8,581)
-
(16,988)
-
Unrealized net (losses) gains on cash flow

hedges
-
45
11
(704)
Reclassification adjustment for net gains included

in net income
-
412
15
778
Income tax (expense) benefit $
(2,476)
$
56,167
$
(34,228)
$
196,749
The accompanying notes are an integral part

of the Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated

other
Common
Preferred

Retained Treasury comprehensive
(In thousands) stock stock Surplus earnings stock loss Total
Balance at March 31, 2022 $
1,046
$
22,143
$
4,571,111
$
3,143,004
$
(1,668,820)
$
(1,397,238)
$
4,671,246
Net income
211,421
211,421
Issuance of stock
1,536
1,536
Dividends declared:
Common stock
[1]
(42,121)
(42,121)
Preferred stock
(353)
(353)
Common stock purchases
(1,375)
(1,375)
Stock based compensation
3,831
4,942
8,773
Other comprehensive loss, net of tax
(555,778)
(555,778)
Balance at June 30, 2022

$
1,046
$
22,143
$
4,576,478
$
3,311,951
$
(1,665,253)
$
(1,953,016)
$
4,293,349
Balance at March 31, 2023 $
1,047
$
22,143
$
4,792,619
$
3,982,140
$
(2,025,399)
$
(2,301,825)
$
4,470,725
Net income
151,160
151,160
Issuance of stock
1,550
1,550
Dividends declared:
Common stock
[1]
(39,663)
(39,663)
Preferred stock
(353)
(353)
Common stock purchases
(1,271)
(1,271)
Stock based compensation
1,412
8,059
9,471
Other comprehensive loss, net of tax
(26,610)
(26,610)
Balance at June 30, 2023 $
1,047
$
22,143
$
4,795,581
$
4,093,284
$
(2,018,611)
$
(2,328,435)
$
4,565,009
[1]
Dividends declared per common share during the quarter

ended June 30, 2023 - $
0.55

(2022 - $
0.55
).

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated

other
Common
Preferred

Retained Treasury comprehensive
(In thousands) stock stock Surplus earnings stock (loss) income Total
Balance at December 31, 2021 $
1,046
$
22,143
$
4,650,182
$
2,973,745
$
(1,352,650)
$
(325,069)
$
5,969,397
Net income
423,107
423,107
Issuance of stock
2,735
2,735
Dividends declared:
Common stock
[1]
(84,195)
(84,195)
Preferred stock
(706)
(706)
Common stock purchases
[2]
(80,000)
(326,295)
(406,295)
Stock based compensation
3,561
13,692
17,253
Other comprehensive loss, net of tax
(1,627,947)
(1,627,947)
Balance at June 30, 2022

$
1,046
$
22,143
$
4,576,478
$
3,311,951
$
(1,665,253)
$
(1,953,016)
$
4,293,349
Balance at December 31, 2022 $
1,047
$
22,143
$
4,790,993
$
3,834,348
$
(2,030,178)
$
(2,524,928)
$
4,093,425
Cumulative effect of accounting change
28,752
28,752
Net income
310,139
310,139
Issuance of stock
3,117
3,117
Dividends declared:
Common stock
[1]
(79,249)
(79,249)
Preferred stock
(706)
(706)
Common stock purchases
(4,241)
(4,241)
Stock based compensation
1,471
15,808
17,279
Other comprehensive income, net of tax
196,493
196,493
Balance at June 30, 2023 $
1,047
$
22,143
$
4,795,581
$
4,093,284
$
(2,018,611)
$
(2,328,435)
$
4,565,009
[1]
Dividends declared per common share during the six months

ended June 30, 2023 - $
1.10

(2022 - $
1.10
).
[2]
During the six months ended June 30, 2022, the Corporation

entered into a $
400

million accelerated share repurchase transaction with

respect to
its common stock, which was accounted for as a treasury

stock transaction. Refer to Note 18 for additional information.
For the period ended
June 30, June 30,
Disclosure of changes in number of shares: 2023 2022
Preferred Stock:
Balance at beginning and end of period
885,726
885,726
Common Stock – Issued:
Balance at beginning of period
104,657,522
104,579,334
Issuance of stock
54,908
34,774
Balance at end of period
104,712,430
104,614,108
Treasury stock
(32,608,461)
(28,037,711)
Common Stock – Outstanding
72,103,969
76,576,397
The accompanying notes are an integral part of these Consolidated

Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
(UNAUDITED)
Six months ended June 30,
(In thousands) 2023 2022
Cash flows from operating activities:
Net income $
310,139
$
423,107
Adjustments to reconcile net income to net cash provided

by operating activities:
Provision for credit losses (benefit)
84,829
(6,138)
Amortization of intangibles
1,590
1,686
Depreciation and amortization of premises and equipment
27,957
27,354
Net accretion of discounts and amortization of premiums and

deferred fees

1,568
39,614
Interest capitalized on loans subject to the temporary payment moratorium or loss mitigation alternatives
(5,275)
(6,210)
Share-based compensation
13,331
13,175
Fair value adjustments on mortgage servicing rights
8,342
(3,275)
Adjustments to indemnity reserves on loans sold
(156)
575
Earnings from investments under the equity method, net

of dividends or distributions
(6,540)
(12,616)
Deferred income tax (benefit) expense
(1,007)
37,322
(Gain) loss on:
Disposition of premises and equipment and other productive

assets
(5,643)
(2,970)
Sale of loans, including valuation adjustments on loans

held-for-sale and mortgage banking activities
(202)
1,498
Sale of foreclosed assets, including write-downs
(11,674)
(18,694)
Acquisitions of loans held-for-sale
(6,153)
(103,192)
Proceeds from sale of loans held-for-sale
24,808
36,073
Net originations on loans held-for-sale
(45,005)
(158,691)
Net decrease (increase) in:
Trading debt securities
17,484
273,265
Equity securities
(7,962)
2,257
Accrued income receivable

138
(13,702)
Other assets
17,306
10,157
Net increase (decrease) in:
Interest payable
16,815
(212)
Pension and other postretirement benefits obligation
7,983
(1,411)
Other liabilities
(91,321)
(47,640)
Total adjustments
41,213
68,225
Net cash provided by operating activities
351,352
491,332
Cash flows from investing activities:

Net (increase) decrease in money market investments
(2,979,482)
7,850,071
Purchases of investment securities:
Available-for-sale
(7,257,079)
(8,819,124)
Held-to-maturity
(6,037)
(1,588,283)
Equity
(15,999)
(5,500)
Proceeds from calls, paydowns, maturities and redemptions

of investment securities:
Available-for-sale
8,067,613
5,619,609
Held-to-maturity
204,587
5,491
Proceeds from sale of investment securities:

Equity
27,442
17,350
Net disbursements on loans
(776,383)
(893,126)
Proceeds from sale of loans
40,759
43,353
Acquisition of loan portfolios
(322,512)
(288,589)
Return of capital from equity method investments
249
-
Acquisition of premises and equipment
(85,341)
(39,695)
Proceeds from sale of:
Premises and equipment and other productive assets
3,200
1,975
Foreclosed assets
57,226
54,997
Net cash (used in) provided by investing activities
(3,041,757)
1,958,529

Cash flows from financing activities:

Net increase (decrease) in:
Deposits
2,754,305
(1,668,448)
Assets sold under agreements to repurchase

(25,405)
(20,678)
Other short-term borrowings
(365,000)
(75,000)
Payments of notes payable
(21,000)
(101,000)
Principal payments of finance leases
(2,645)
(1,592)
Proceeds from issuance of notes payable
437,631
-
Proceeds from issuance of common stock
3,117
2,735
Dividends paid
(79,816)
(78,718)
Net payments for repurchase of common stock
(364)
(400,704)
Payments related to tax withholding for share-based compensation
(3,877)
(5,591)
Net cash provided by (used in) financing activities
2,696,946
(2,348,996)
Net increase in cash and due from banks, and restricted

cash
6,541
100,865
Cash and due from banks, and restricted cash at beginning

of period
476,159
434,512
Cash and due from banks, and restricted cash at the end of

the period
$
482,700
$
535,377
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
Note 9 - Allowance for credit losses – loans held-in-
portfolio
37
Note 10 - Mortgage banking activities 72
Note 11 - Transfers of financial assets and mortgage
servicing assets
73
Note 12 - Other real estate owned 77
Note 13 - Other assets 78
Note 14 -
Goodwill and other intangible assets

79
Note 15 - Deposits 81
Note 16 - Borrowings 82
Note 17 - Other liabilities 84
Note 18 - Stockholders’ equity 85
Note 19 -
Other comprehensive loss

86
Note 20 - Guarantees 88
Note 21 - Commitments and contingencies 90
Note 22- Non-consolidated variable interest entities 95
Note 23 - Related party transactions 97
Note 24 - Fair value measurement 99
Note 25 - Fair value of financial instruments 106
Note 26 - Net income per common share 109
Note 27 - Revenue from contracts with customers 110
Note 28 - Leases 112
Note 29 - Pension and postretirement benefits 114
Note 30 - Stock-based compensation 115
Note 31 - Income taxes 118
Note 32 - Supplemental disclosure on the consolidated
statements of cash flows
122
Note 33 - Segment reporting 123

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
Quarter ended Six months ended
30-Jun-22 30-Jun-22
Financial statement line item As reported Adjustments Adjusted As reported Adjustments Adjusted
Equipment expenses $
25,088
$
(16,414)
$
8,674
48,567
(31,504)
17,063
Professional fees
114,872
(76,442)
38,430
223,369
(148,147)
75,222
Technology and

software expenses
-
74,761
74,761
-
145,296
145,296
Processing and transactional services
-
31,037
31,037
-
61,990
61,990
Communications
5,993
(2,496)
3,497
12,140
(4,970)
7,170
Other operating expenses
28,738
(10,446)
18,292
64,887
(22,665)
42,222
Net effect on operating expenses $
174,691
$
-
$
174,691
$
348,963
$
-
$
348,963
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
FASB ASU 2023-03,
Presentation of Financial
Statements (Topic 205),
Income Statement—
Reporting Comprehensive
Income (Topic 220),
Distinguishing Liabilities
from Equity (Topic 480),
Equity (505), and
Compensation—Stock
Compensation (Topic 718)

The

FASB

issued

Accounting

Standards
Update (“ASU”) 2023-03 in

July 2023 which
amends

or

supersedes

various

SEC
paragraphs

within

the

Codification

to
conform

to

past

SEC

announcements

and
guidance

which

updated

SAB

Topics

5.T,
14, and 6.B.
July 2023
The

Corporation

was

not

impacted

by
the

adoption

of

this

ASU

since

it
codifies previous guidance.

FASB ASU 2023-04,
Liabilities (Topic 405)
The

FASB

issued

Accounting

Standards
Update

(“ASU”)

2023-04

in

August

2023
which amends SEC

paragraphs within ASC
Topic

405

to

clarify

the

accounting

and
disclosure

for

obligations

to

safeguard
Crypto-Assets

an

entity

holds

for

its
platform users.
August 2024
The

Corporation

was

not

impacted

by
the

adoption of

this

ASU

since

it

does
not

hold

Crypto-Assets

for

its

platform
users.

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
January 1, 2024
Prior

to

adoption

of

this

ASU,

the
Corporation will

consider the

impact of
this

guidance

to

determine

the
amortization

period

for

and

accounting
treatment

of

leasehold

improvements
associated

with

common

control
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
2.7

billion at June

30, 2023 (December

31, 2022

-
$
2.8

billion). Cash

and due

from banks,

as well

as other

highly liquid

securities, are

used to

cover the

required average

reserve
balances.

At June

30, 2023,

the Corporation

held $
64

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

the amortized cost, gross

unrealized gains and losses,

approximate fair value, weighted average

yield
and contractual maturities of debt securities available-for-sale at June 30, 2023 and December 31, 2022.

At June 30, 2023
Gross Gross Weighted
Amortized unrealized unrealized
Fair

average
(In thousands) cost
gains

losses value yield
U.S. Treasury securities
Within 1 year $
5,923,108
$
738
$
64,897
$
5,858,949
3.17
%
After 1 to 5 years
5,164,568
-
325,078
4,839,490
1.34
After 5 to 10 years
308,191
-
38,648
269,543
1.63
Total U.S. Treasury

securities
11,395,867
738
428,623
10,967,982
2.30
Collateralized mortgage obligations - federal agencies
After 1 to 5 years
21,581
-
1,416
20,165
1.53
After 5 to 10 years
22,328
-
1,871
20,457
1.96
After 10 years
118,716
21
11,307
107,430
2.57
Total collateralized

mortgage obligations - federal agencies
162,625
21
14,594
148,052
2.35
Mortgage-backed securities
Within 1 year
2,049
-
48
2,001
3.39
After 1 to 5 years
74,177
7
4,006
70,178
2.36
After 5 to 10 years
818,545
27
61,887
756,685
2.20
After 10 years
6,420,939
606
1,125,259
5,296,286
1.63
Total mortgage-backed

securities

7,315,710
640
1,191,200
6,125,150
1.70
Other
After 1 to 5 years
1,034
-
1
1,033
3.99
Total other

1,034
-
1
1,033
3.99
Total debt securities

available-for-sale
[1]
$
18,875,236
$
1,399
$
1,634,418
$
17,242,217
2.07
%
[1]

Includes $
12.9

billion pledged to secure government and trust

deposits, assets sold under agreements to repurchase, credit facilities and loan
servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $
11.9

billion serve as collateral for
public funds.

The Corporation had unpledged Available

for Sale securities with a fair value of

$
4.2

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
There were
no

debt securities available-for-sale sold during the six

months ended June 30, 2023 and 2022.

The

following

tables

present

the

Corporation’s

fair

value

and

gross

unrealized

losses

of

debt

securities

available-for-sale,
aggregated by investment category and length of

time that individual securities have been in a continuous

unrealized loss position at
June 30, 2023 and December 31, 2022.
At June 30, 2023
Less than 12 months 12 months or more Total
Gross Gross Gross
Fair

unrealized
Fair

unrealized
Fair

unrealized
(In thousands)
value

losses
value

losses
value

losses
U.S. Treasury securities $
490,744
$
11,327
$
7,622,733
$
417,296
$
8,113,477
$
428,623
Collateralized mortgage obligations - federal agencies

37,683
2,204
107,840
12,390
145,523
14,594
Mortgage-backed securities
171,299
10,042
5,916,052
1,181,158
6,087,351
1,191,200
Other
33
1
-
-
33
1
Total debt securities

available-for-sale in an unrealized loss position

$
699,759
$
23,574
$
13,646,625
$
1,610,844
$
14,346,384
$
1,634,418
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
15,837,333
$
1,759,691
As of

June 30, 2023,

the portfolio of

available-for-sale debt securities

reflects gross unrealized

losses of $
1.6

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

on the 2022

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
873

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

2023

and

December 31,
2022.
At June 30, 2023
Allowance
Carrying
Value

Gross

Gross

Weighted
Amortized

Book
[1]
for Credit
Net of

unrealized unrealized
Fair

average
(In thousands) cost Value Losses Allowance
gains

losses value yield
U.S. Treasury securities

Within 1 year $
598,603
$
598,603
$
-
$
598,603
$
-
$
8,926
$
589,677
2.55
%
After 1 to 5 years
7,056,531
6,471,438
-
6,471,438
-
106,735
6,364,703
1.42
After 5 to 10 years
1,427,865
1,266,528
-
1,266,528
-
14,050
1,252,478
1.50
Total U.S. Treasury

securities
9,082,999
8,336,569
-
8,336,569
-
129,711
8,206,858
1.51
Obligations of Puerto Rico, States and
political subdivisions
Within 1 year
4,730
4,730
12
4,718
12
5
4,725
6.14
After 1 to 5 years
20,282
20,282
195
20,087
95
156
20,026
3.74
After 5 to 10 years
1,025
1,025
33
992
33
-
1,025
5.80
After 10 years
40,434
40,434
5,905
34,529
3,172
2,801
34,900
1.41
Total obligations of

Puerto Rico, States and
political subdivisions
66,471
66,471
6,145
60,326
3,312
2,962
60,676
2.53
Collateralized mortgage obligations - federal
agencies
Within 1 year
16
16
-
16
-
-
16
6.44
After 10 years
1,550
1,550
-
1,550
-
110
1,440
2.87
Total collateralized

mortgage obligations -
federal agencies
1,566
1,566
-
1,566
-
110
1,456
2.91
Securities in wholly owned statutory business
trusts
After 10 years
5,960
5,960
-
5,960
-
-
5,960
6.33
Total securities

in wholly owned statutory
business trusts
5,960
5,960
-
5,960
-
-
5,960
6.33
Total debt securities

held-to-maturity [2]
$
9,156,996
$
8,410,566
$
6,145
$
8,404,421
$
3,312
$
132,783
$
8,274,950
1.52
%
[1]
Book value includes $
746

million of net unrealized loss which remains in Accumulated

other comprehensive income (AOCI) related to certain
securities transferred from available-for-sale securities

portfolio to the held-to-maturity securities portfolio as

discussed in Note 6.
[2]
Includes $
7.4

billion pledged to secure public and trust deposits that

the secured parties are not permitted to sell or

repledge the collateral.

The
Corporation had unpledged held-to-maturities securities with a fair value of

$
934

million that could be used to increase

its borrowing facilities.

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

Statements on the 2022 Form

10-K, U.S. Treasury securities carry

an explicit
guarantee

from

the

U.S.

Government

are

highly

rated

by

major

rating

agencies,

and

have

a

long

history

of

no

credit

losses.
Accordingly, the Corporation applies a zero-credit loss assumption and no ACL for these securities has been established.
At June

30, 2023

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

At June 30, 2023 At December 31, 2022
(In thousands)
Securities issued by Puerto Rico municipalities
Watch $
2,905
$
13,735
Pass
18,655
10,925
Total $
21,560
$
24,660
At June 30, 2023, the portfolio of “Obligations of Puerto Rico, States and political subdivisions” also includes $
40

million in securities
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
709

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

Refer to

Note 21
to the

Consolidated Financial

Statements
for additional

information on

the Corporation’s

exposure to

the Puerto
Rico Government.
At June 30, 2023, the

portfolio of “Obligations of Puerto Rico, States

and political subdivisions” also includes $
5

million in securities
issued by

the HFA

for which

the underlying

source of

payment is

U.S. Treasury

securities. The

Corporation applies

a
zero
-credit
loss assumption for these securities, and no ACL has been established for these securities given that U.S. Treasury securities carry an explicit

guarantee from

the U.S.

Government, are

highly rated

by

major rating

agencies, and

have a

long history

of no

credit
losses. Refer to Note 2 to the Consolidated Financial

Statements in the 2022 Form 10-K for further

details.
Delinquency status
At June 30, 2023 and December 31, 2022, there were
no

securities held-to-maturity in past due or non-performing

status.
Allowance for credit losses on debt securities held-to-maturity
The following table provides the

activity in the allowance for

credit losses related to debt securities

held-to-maturity by security type
at June 30, 2023 and June 30, 2022:

For the quarters ended June 30,

2023 2022
(In thousands) Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance $
6,792
$
7,844
Provision for credit losses (benefit)
(647)
(349)
Securities charged-off
-
-
Recoveries
-
-
Ending balance $
6,145
$
7,495
For the six months ended June 30,

2023 2022
(In thousands) Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance $
6,911
$
8,096
Provision for credit losses (benefit)
(766)
(601)
Securities charged-off
-
-
Recoveries
-
-
Ending balance $
6,145
$
7,495
The

allowance

for

credit

losses

for

the

Obligations

of

Puerto

Rico,

States

and

political

subdivisions

includes

$
0.3

million

for
securities issued by municipalities of

Puerto Rico, and $
5.9

million for bonds issued by

the Puerto Rico HFA,

which are secured by
second mortgage loans on

Puerto Rico residential properties (compared to

$
0.3

million and $
6.6

million, respectively, at

December
31, 2022).

Note 8 – Loans
For a

summary of

the accounting policies

related to loans,

interest recognition and

allowance for credit

losses refer

to Note

2 –

to
the Consolidated Financial Statements included

in the 2022 Form 10-K.
During the quarter

and six months ended

June 30, 2023, the

Corporation recorded purchases (including repurchases)

of mortgage
loans amounting

to $
96

million and $
172

million, respectively,

including $
0.3

million and

$
0.6

million in

PCD loans,

and consumer
loans of $
45

million and $
72

million, respectively. During the quarter and six months ended June 30, 2023, the Corporation recorded purchases of $
38

million and $
83

million, respectively, in commercial loans.

During the quarter

and six months ended

June 30, 2022, the

Corporation recorded purchases (including repurchases)

of mortgage
loans amounting

to $
71

million and

$
153

million, respectively,

including $
1

million and

$
4

million in

PCD loans,

respectively,

and
consumer

loans

of

$
123

million

and

$
214

million,

respectively.

During

the

quarter

and

six

months

ended

June

30,

2022,

the
Corporation recorded purchases of $
23

million in commercial loans.
The

Corporation

performed

whole-loan

sales

involving

approximately

$
17

million

and

$
27

million

of

residential

mortgage

loans
during the

quarter and

six months

ended June

30, 2023,

respectively (June

30, 2022

- $
14

million and

$
33

million, respectively).
During

the

quarter

and

six

months

ended

June

30,

2023,

the

Corporation performed

sales

of

commercial

loans,

including

loan
participations amounting

to

$
34

million

and

$
36

million, respectively

(for the

quarter and

six-months ended

June 30,

2022 -

$
43
million, respectively).
Also,

the

Corporation

securitized

approximately

$
1

million

of

mortgage

loans

into

Government

National

Mortgage

Association
(“GNMA”) mortgage-backed securities during

the six months

ended June 30,

2023 (for the

quarter and six

months ended June

30,
2022

-

$
77

million

and

$
155

million,

respectively).

Furthermore, the

Corporation securitized

approximately

$
13

million

and

$
23
million of mortgage

loans into Federal

National Mortgage Association (“FNMA”)

mortgage-backed securities during the

quarter and
six months ended June

30, 2023, respectively (June 30,

2022 - $
38

million and $
95

million, respectively). Also, the Corporation

did
no
t securitize any mortgage loans into Federal Home Loan Mortgage Corporation (“FHLMC”) mortgage-backed securities during the six months ended June 30, 2023 (June 30,

2022 - $
1

million and $
9

million for the quarter and six months ended, respectively).
Delinquency status
The following tables present the

amortized cost basis of loans

held-in-portfolio (“HIP”), net of unearned

income, by past due status,
and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at
June 30, 2023 and December 31, 2022.

June 30, 2023
BPPR
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual
Accruing

(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
3,778
$
179
$
184
$
4,141
$
292,736
$
296,877
$
184
$
-
Commercial real estate:
Non-owner occupied
177
512
22,942
23,631
2,882,616
2,906,247
22,942
-
Owner occupied
1,241
700
35,832
37,773
1,390,285
1,428,058
35,832
-
Commercial and industrial
2,597
728
32,846
36,171
4,002,652
4,038,823
29,758
3,088
Construction
-
970
9,284
10,254
163,481
173,735
9,284
-
Mortgage
221,187
88,955
449,930
760,072
5,408,216
6,168,288
194,219
255,711
Leasing
13,160
3,811
4,743
21,714
1,639,809
1,661,523
4,743
-
Consumer:
Credit cards
9,506
6,311
14,185
30,002
1,027,370
1,057,372
-
14,185
Home equity lines of credit
-
-
-
-
2,570
2,570
-
-
Personal
14,865
11,660
17,438
43,963
1,642,003
1,685,966
17,438
-
Auto
75,879
18,422
36,204
130,505
3,435,028
3,565,533
36,204
-
Other
512
274
1,901
2,687
132,605
135,292
1,735
166
Total $
342,902
$
132,522
$
625,489
$
1,100,913
$
22,019,371
$
23,120,284
$
352,339
$
273,150
June 30, 2023
Popular U.S.
Past due Past due 90 days or more
30-59 60-89 90 days
Total

Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
3,137
$
-
$
418
$
3,555
$
2,031,067
$
2,034,622
$
418
$
-
Commercial real estate:
Non-owner occupied
632
-
119
751
1,837,258
1,838,009
119
-
Owner occupied
1,806
-
5,095
6,901
1,606,439
1,613,340
5,095
-
Commercial and industrial
2,464
1,738
6,155
10,357
2,201,967
2,212,324
5,978
177
Construction
-
-
-
-
646,168
646,168
-
-
Mortgage
1,101
5,435
14,577
21,113
1,259,677
1,280,790
14,577
-
Consumer:
Credit cards
-
-
-
-
17
17
-
-
Home equity lines of
credit
464
49
4,252
4,765
61,105
65,870
4,252
-
Personal
2,766
1,725
2,726
7,217
203,411
210,628
2,726
-
Other
-
154
-
154
8,716
8,870
-
-
Total $
12,370
$
9,101
$
33,342
$
54,813
$
9,855,825
$
9,910,638
$
33,165
$
177

June 30, 2023
Popular, Inc.
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP
[2] [3]
loans loans
Commercial multi-family $
6,915
$
179
$
602
$
7,696
$
2,323,803
$
2,331,499
$
602
$
-
Commercial real estate:
Non-owner occupied
809
512
23,061
24,382
4,719,874
4,744,256
23,061
-
Owner occupied
3,047
700
40,927
44,674
2,996,724
3,041,398
40,927
-
Commercial and industrial
5,061
2,466
39,001
46,528
6,204,619
6,251,147
35,736
3,265
Construction
-
970
9,284
10,254
809,649
819,903
9,284
-
Mortgage
[1]
222,288
94,390
464,507
781,185
6,667,893
7,449,078
208,796
255,711
Leasing
13,160
3,811
4,743
21,714
1,639,809
1,661,523
4,743
-
Consumer:
Credit cards
9,506
6,311
14,185
30,002
1,027,387
1,057,389
-
14,185
Home equity lines of credit
464
49
4,252
4,765
63,675
68,440
4,252
-
Personal
17,631
13,385
20,164
51,180
1,845,414
1,896,594
20,164
-
Auto
75,879
18,422
36,204
130,505
3,435,028
3,565,533
36,204
-
Other
512
428
1,901
2,841
141,321
144,162
1,735
166
Total $
355,272
$
141,623
$
658,831
$
1,155,726
$
31,875,196
$
33,030,922
$
385,504
$
273,327
[1]
It is the Corporation’s policy to report delinquent residential mortgage loans insured by Federal Housing Administration

(“FHA”) or guaranteed by
the U.S. Department of Veterans Affairs

(“VA”) as accruing loans past

due 90 days or more as opposed to non-performing

since the principal
repayment is insured.

These balances include $
133

million of residential mortgage loans insured by

FHA or guaranteed by the VA that

are no
longer accruing interest as of June 30, 2023. Furthermore,

the Corporation has approximately $
39

million in reverse mortgage loans which are
guaranteed by FHA, but which are currently not accruing interest.

Due to the guaranteed nature of the loans, it is

the Corporation’s policy to
exclude these balances from non-performing assets.
[2] Loans held-in-portfolio are net of $
324

million in unearned income and exclude $
55

million in loans held-for-sale.
[3] Includes $
11
.0 billion pledged to secure credit facilities and public

funds that the secured parties are not permitted to sell or

repledge the collateral,
of which $
6.1

billion were pledged at the Federal Home Loan Bank

("FHLB") as collateral for borrowings and $
4.9

billion at the Federal Reserve
Bank ("FRB") for discount window borrowings. The Corporation had an available borrowing facility with the FHLB

and the discount window of
Federal Reserve Bank of New York

of $
3.4

billion and $
3.1

billion, respectively, as of June

30, 2023.

December 31, 2022
BPPR
Past due Past due 90 days or more
30-59 60-89
90 days

Total Non-accrual Accruing
(In thousands)

days

days
or more past due Current Loans HIP loans loans
Commercial multi-family $
425
$
-
$
242
$
667
$
280,706
$
281,373
$
242
$
-
Commercial real estate:
Non-owner occupied
941
428
23,662
25,031
2,732,296
2,757,327
23,662
-
Owner occupied
729
245
23,990
24,964
1,563,092
1,588,056
23,990
-
Commercial and industrial
3,036
941
35,777
39,754
3,756,754
3,796,508
34,277
1,500
Construction
-
-
-
-
147,041
147,041
-
-
Mortgage
222,926
91,881
579,993
894,800
5,215,479
6,110,279
242,391
337,602
Leasing
11,983
3,563
5,941
21,487
1,564,252
1,585,739
5,941
-
Consumer:
Credit cards
7,106
5,049
11,910
24,065
1,017,766
1,041,831
-
11,910
Home equity lines of credit
-
-
-
-
2,954
2,954
-
-
Personal
13,232
8,752
18,082
40,066
1,545,621
1,585,687
18,082
-
Auto
68,868
19,243
40,978
129,089
3,383,441
3,512,530
40,978
-
Other
487
87
12,682
13,256
124,324
137,580
12,446
236
Total $
329,733
$
130,189
$
753,257
$
1,213,179
$
21,333,726
$
22,546,905
$
402,009
$
351,248
December 31, 2022
Popular U.S.
Past due Past due 90 days or more
30-59 60-89
90 days

Total Non-accrual Accruing
(In thousands)

days

days
or more past due Current Loans HIP loans loans
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
or more past due Current
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

30, 2023,

mortgage loans

held-in-portfolio include

$
2.0

billion (December

31, 2022

- $
2.0

billion) of

loans insured

by the
FHA, or guaranteed by the VA of which $
0.3

billion (December 31, 2022 - $
0.3

billion) are 90 days or more past due. The portfolio of
guaranteed loans includes $
133

million of residential mortgage

loans in Puerto Rico

that are no longer

accruing interest as of

June
30, 2023

(December 31, 2022

- $
190

million). The Corporation

has approximately $
39

million in

reverse mortgage loans

in Puerto
Rico

which

are

guaranteed

by

FHA,

but

which

are

currently

not

accruing

interest

at

June

30,

2023

(December

31,

2022

-

$
42
million).
Loans with a

delinquency status of 90

days past due

as of June

30, 2023 include

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

The following tables present the amortized cost basis

of non-accrual loans as of June 30, 2023 and

December 31, 2022 by class of
loans:

June 30, 2023
BPPR Popular U.S. Popular, Inc.
(In thousands)
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Commercial multi-family $
-
$
184
$
-
$
418
$
-
$
602
Commercial real estate non-owner occupied
18,924
4,018
-
119
18,924
4,137
Commercial real estate owner occupied
24,420
11,412
5,095
-
29,515
11,412
Commercial and industrial
16,304
13,454
-
5,978
16,304
19,432
Construction
-
9,284
-
-
-
9,284
Mortgage
103,821
90,398
503
14,074
104,324
104,472
Leasing
221
4,522
-
-
221
4,522
Consumer:

HELOCs
-
-
-
4,252
-
4,252

Personal

4,768
12,670
-
2,726
4,768
15,396

Auto

1,293
34,911
-
-
1,293
34,911

Other
263
1,472
-
-
263
1,472
Total $
170,014
$
182,325
$
5,598
$
27,567
$
175,612
$
209,892
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

at June

30, 2023 include

$
176

million in

collateral dependent loans

(December 31,
2022 -

$
177

million). The

Corporation recognized $
4

million in

interest income

on non-accrual

loans during

the six

months ended
June 30, 2023 (June 30, 2022 - $
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

2023 and December 31, 2022:

June 30, 2023
(In thousands) Real Estate Auto Equipment
Accounts
Receivables Other Total
BPPR
Commercial multi-family $
1,303
$
-
$
-
$
-
$
-
$
1,303
Commercial real estate:
Non-owner occupied
178,349
-
-
-
-
178,349
Owner occupied
31,318
-
-
-
-
31,318
Commercial and industrial
1,094
-
20
7,524
18,792
27,430
Construction
14,706
-
-
-
-
14,706
Mortgage
109,215
-
-
-
-
109,215
Leasing
-
1,028
-
-
-
1,028
Consumer:
Personal
5,043
-
-
-
-
5,043
Auto
-
10,672
-
-
-
10,672
Other
-
-
-
-
312
312
Total BPPR $
341,028
$
11,700
$
20
$
7,524
$
19,104
$
379,376
Popular U.S.
Commercial real estate:
Owner occupied $
5,095
$
-
$
-
$
-
$
-
$
5,095
Commercial and industrial
-
-
-
-
3,628
3,628
Construction
4,700
-
-
-
-
4,700
Mortgage
913
-
-
-
-
913
Total Popular U.S. $
10,708
$
-
$
-
$
-
$
3,628
$
14,336
Popular, Inc.
Commercial multi-family $
1,303
$
-
$
-
$
-
$
-
$
1,303
Commercial real estate:
Non-owner occupied
178,349
-
-
-
-
178,349
Owner occupied
36,413
-
-
-
-
36,413
Commercial and industrial
1,094
-
20
7,524
22,420
31,058
Construction
19,406
-
-
-
-
19,406
Mortgage
110,128
-
-
-
-
110,128
Leasing
-
1,028
-
-
-
1,028
Consumer:
Personal
5,043
-
-
-
-
5,043
Auto
-
10,672
-
-
-
10,672
Other
-
-
-
-
312
312
Total Popular,

Inc.
$
351,736
$
11,700
$
20
$
7,524
$
22,732
$
393,712

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
21,248
$
406,836

Purchased Credit Deteriorated (PCD) Loans
The Corporation has purchased loans during

the quarter and six months ended June 30, 2023 and

2022, for which there was, at
acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount

of those loans is
as follows:
(In thousands)
For the quarter ended
June 30, 2023
For the six months
ended June 30, 2023
Purchase price of loans at acquisition $
277
$
532
Allowance for credit losses at acquisition
10
78
Non-credit discount / (premium) at acquisition
-
9
Par value of acquired loans at acquisition $
287
$
619
(In thousands)
For the quarter ended
June 30, 2022
For the six months
ended June 30, 2022
Purchase price of loans at acquisition $
591
$
2,593
Allowance for credit losses at acquisition
170
782
Non-credit discount / (premium) at acquisition
26
125
Par value of acquired loans at acquisition $
787
$
3,500

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
At June

30, 2023,

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

ACL’s

governance process. During

the second

quarter 2023,

due to

positive trends, the

Corporation
lowered the

probability weights assigned

to the

pessimistic scenario and

increased the probability

weight assigned to

the baseline
scenario,

prompting

a

reserve

release

of

$
5.8

million.

The

baseline

scenario

continues

to

be

assigned

the

highest

probability,
followed by the

pessimistic scenario, and

then the

optimistic scenario.

The Corporation evaluates,

at least on

an annual basis,

the
assumptions tied to the CECL accounting framework. These include the reasonable and supportable period as well as the reversion window.
The

2023

annualized

GDP

growth

in

the

baseline

scenario

stands

at

1.5%

and

1.6%

for

Puerto

Rico

and

the

United

States,
respectively, compared to 2.1% and 1.3%

in the previous quarter. The 2023 forecasted average unemployment rate for

Puerto Rico
improved to

6.3% from

6.9% in

the previous

forecast, while

in the

United States

unemployment levels

remained stable

at

3.6%,
compared to 3.5% in the previous forecast.
The following tables

present the changes

in the ACL

of loans

held-in-portfolio and unfunded

commitments for the

quarters and six
months ended June 30, 2023 and 2022.

For the quarter ended June 30, 2023
BPPR
Provision for Allowance for
Net Write
down
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balances
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
4,756
$
30
$
-
$
-
$
1
$
-
$
4,787
Commercial real estate non-owner occupied
53,894
(98)
-
(609)
179
-
53,366
Commercial real estate owner occupied
46,009
(4,437)
-
(76)
405
-
41,901
Commercial and industrial
77,042
3,164
-
(1,061)
2,492
-
81,637
Total Commercial
181,701
(1,341)
-
(1,746)
3,077
-
181,691
Construction
3,072
6,482
-
-
-
-
9,554
Mortgage
89,077
(9,572)
10
(297)
3,681
-
82,899
Leasing
20,990
(5,470)
-
(2,540)
947
-
13,927
Consumer

Credit Cards
67,953
10,558
-
(8,457)
1,955
(601)
71,408

HELOCs
100
(29)
-
(35)
60
-
96

Personal
88,408
20,279
-
(16,601)
3,960
-
96,046

Auto
130,829
5,909
-
(8,099)
5,608
-
134,247

Other
4,877
1,563
-
(354)
154
-
6,240
Total Consumer
292,167
38,280
-
(33,546)
11,737
(601)
308,037
Total - Loans $
587,007
$
28,379
$
10
$
(38,129)
$
19,442
$
(601)
$
596,108
Allowance for credit losses - unfunded commitments:
Commercial $
4,900
$
388
$
-
$
-
$
-
$
-
$
5,288
Construction
1,946
1,164
-
-
-
-
3,110
Ending balance - unfunded commitments [1] $
6,846
$
1,552
$
-
$
-
$
-
$
-
$
8,398
[
1
]
[1] Allowance for credit losses of unfunded commitments

is presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended June 30, 2023
Popular U.S.
Provision for

Beginning credit losses - Ending
(In thousands) Balance (benefits) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
20,610
$
781
$
-
$
1
$
21,392
Commercial real estate non-owner occupied
17,956
328
-
66
18,350
Commercial real estate owner occupied
8,488
1,174
(177)
21
9,506
Commercial and industrial
15,224
4,524
(2,081)
347
18,014
Total Commercial
62,278
6,807
(2,258)
435
67,262
Construction
1,258
520
-
-
1,778
Mortgage
15,400
(2,315)
-
109
13,194
Consumer

Credit Cards
-
-
-
-
-

HELOCs
1,853
55
(52)
218
2,074

Personal
21,321
2,169
(4,287)
579
19,782

Other
3
46
(47)
-
2
Total Consumer
23,177
2,270
(4,386)
797
21,858
Total - Loans $
102,113
$
7,282
$
(6,644)
$
1,341
$
104,092
Allowance for credit losses - unfunded commitments:
Commercial $
1,229
$
119
$
-
$
-
$
1,348
Construction
1,278
519
-
-
1,797
Consumer
62
(12)
-
-
50
Ending balance - unfunded commitments [1] $
2,569
$
626
$
-
$
-
$
3,195
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended June 30, 2023
Popular Inc.
Provision for
Allowance
for
Net Write
Down
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
25,366
$
811
$
-
$
-
$
2
$
-
$
26,179
Commercial real estate non-owner occupied
71,850
230
-
(609)
245
-
71,716
Commercial real estate owner occupied
54,497
(3,263)
-
(253)
426
-
51,407
Commercial and industrial
92,266
7,688
-
(3,142)
2,839
-
99,651
Total Commercial
243,979
5,466
-
(4,004)
3,512
-
248,953
Construction
4,330
7,002
-
-
-
-
11,332
Mortgage
104,477
(11,887)
10
(297)
3,790
-
96,093
Leasing
20,990
(5,470)
-
(2,540)
947
-
13,927
Consumer

Credit Cards
67,953
10,558
-
(8,457)
1,955
(601)
71,408

HELOCs
1,953
26
-
(87)
278
-
2,170

Personal
109,729
22,448
-
(20,888)
4,539
-
115,828

Auto
130,829
5,909
-
(8,099)
5,608
-
134,247

Other
4,880
1,609
-
(401)
154
-
6,242
Total Consumer
315,344
40,550
-
(37,932)
12,534
(601)
329,895
Total - Loans $
689,120
$
35,661
$
10
$
(44,773)
$
20,783
$
(601)
$
700,200
Allowance for credit losses - unfunded commitments:
Commercial $
6,129
$
507
$
-
$
-
$
-
$
-
$
6,636
Construction
3,224
1,683
-
-
-
-
4,907
Consumer
62
(12)
-
-
-
-
50
Ending balance - unfunded commitments [1] $
9,415
$
2,178
$
-
$
-
$
-
$
-
$
11,593
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the six months ended June 30, 2023
BPPR
Impact of Provision for Allowance for
Net write
down
Beginning Adopting credit losses credit losses - Ending
(In thousands) Balance ASU 2022-02 (benefit) PCD Loans Charge-off Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
5,210
$
-
$
(424)
$
-
$
-
$
1
$
-
$
4,787
Commercial real estate non-owner occupied
52,475
-
1,186
-
(609)
314
-
53,366
Commercial real estate owner occupied
48,393
(1,161)
(7,167)
-
(79)
1,915
-
41,901
Commercial and industrial
68,217
(552)
12,983
-
(2,668)
3,657
-
81,637
Total Commercial
174,295
(1,713)
6,578
-
(3,356)
5,887
-
181,691
Construction
2,978
-
6,576
-
-
-
-
9,554
Mortgage
117,344
(33,556)
(8,305)
78
(1,143)
8,481
-
82,899
Leasing
20,618
(35)
(4,736)
-
(3,957)
2,037
-
13,927
Consumer

Credit Cards
58,670
-
26,128
-
(17,133)
4,344
(601)
71,408

HELOCs
103
-
(68)
-
(68)
129
-
96

Personal
96,369
(7,020)
31,383
-
(30,181)
5,495
-
96,046

Auto
129,735
(21)
14,228
-
(20,217)
10,522
-
134,247

Other
15,433
-
1,798
-
(11,361)
370
-
6,240
Total Consumer
300,310
(7,041)
73,469
-
(78,960)
20,860
(601)
308,037
Total - Loans $
615,545
$
(42,345)
$
73,582
$
78
$
(87,416)
$
37,265
$
(601)
$
596,108
Allowance for credit losses - unfunded commitments:
Commercial $
4,336
$
-
$
952
$
-
$
-
$
-
$
-
$
5,288
Construction
2,022
-
1,088
-
-
-
-
3,110
Ending balance - unfunded commitments [1] $
6,358
$
-
$
2,040
$
-
$
-
$
-
$
-
$
8,398
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the six months ended June 30, 2023
Popular U.S.
Impact of
Provision for

Beginning Adopting credit losses - Ending
(In thousands) Balance ASU 2022-02 (benefits) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
21,101
$
-
$
288
$
-
$
3
$
21,392
Commercial real estate non-owner occupied
19,065
-
(2,633)
-
1,918
18,350
Commercial real estate owner occupied
8,688
-
950
(177)
45
9,506
Commercial and industrial
12,227
-
7,052
(2,580)
1,315
18,014
Total Commercial
61,081
-
5,657
(2,757)
3,281
67,262
Construction
1,268
-
510
-
-
1,778
Mortgage
17,910
(2,098)
(2,741)
-
123
13,194
Consumer

Credit Cards
-
-
1
(1)
-
-

HELOCs
2,439
-
(657)
(195)
487
2,074

Personal
22,057
(1,140)
6,360
(8,457)
962
19,782

Other
2
-
95
(100)
5
2
Total Consumer
24,498
(1,140)
5,799
(8,753)
1,454
21,858
Total - Loans $
104,757
$
(3,238)
$
9,225
$
(11,510)
$
4,858
$
104,092
Allowance for credit losses - unfunded commitments:
Commercial $
1,175
$
-
$
173
$
-
$
-
$
1,348
Construction
1,184
-
613
-
-
1,797
Consumer
88
-
(38)
-
-
50
Ending balance - unfunded commitments [1] $
2,447
$
-
$
748
$
-
$
-
$
3,195
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the six months ended June 30, 2023
Popular Inc.
Impact Provision for
Allowance
for
Net write
down
Beginning of adopting credit losses credit losses - Ending
(In thousands) Balance ASU 2022-02 (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
26,311
$
-
$
(136)
$
-
$
-
$
4
$
-
$
26,179
Commercial real estate non-owner occupied
71,540
-
(1,447)
-
(609)
2,232
-
71,716
Commercial real estate owner occupied
57,081
(1,161)
(6,217)
-
(256)
1,960
-
51,407
Commercial and industrial
80,444
(552)
20,035
-
(5,248)
4,972
-
99,651
Total Commercial
235,376
(1,713)
12,235
-
(6,113)
9,168
-
248,953
Construction
4,246
-
7,086
-
-
-
-
11,332
Mortgage
135,254
(35,654)
(11,046)
78
(1,143)
8,604
-
96,093
Leasing
20,618
(35)
(4,736)
-
(3,957)
2,037
-
13,927
Consumer

Credit Cards
58,670
-
26,129
-
(17,134)
4,344
(601)
71,408

HELOCs
2,542
-
(725)
-
(263)
616
-
2,170

Personal
118,426
(8,160)
37,743
-
(38,638)
6,457
-
115,828

Auto
129,735
(21)
14,228
-
(20,217)
10,522
-
134,247

Other
15,435
-
1,893
-
(11,461)
375
-
6,242
Total Consumer
324,808
(8,181)
79,268
-
(87,713)
22,314
(601)
329,895
Total - Loans $
720,302
$
(45,583)
$
82,807
$
78
$
(98,926)
$
42,123
$
(601)
$
700,200
Allowance for credit losses - unfunded commitments:
Commercial $
5,511
$
-
$
1,125
$
-
$
-
$
-
$
-
$
6,636
Construction
3,206
-
1,701
-
-
-
-
4,907
Consumer
88
-
(38)
-
-
-
-
50
Ending balance - unfunded commitments [1] $
8,805
$
-
$
2,788
$
-
$
-
$
-
$
-
$
11,593
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended June 30, 2022
BPPR
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
3,435
$
87
$
-
$
-
$
-
$
3,522
Commercial real estate non-owner occupied
51,639
(1,909)
-
(30)
693
50,393
Commercial real estate owner occupied
47,027
1,622
-
(835)
1,658
49,472
Commercial and industrial
43,370
4,864
-
(457)
2,383
50,160
Total Commercial
145,471
4,664
-
(1,322)
4,734
153,547
Construction
2,414
265
-
-
395
3,074
Mortgage
131,362
(5,953)
170
(1,367)
5,818
130,030
Leasing
18,398
1,306
-
(1,496)
829
19,037
Consumer

Credit Cards
43,782
5,634
-
(6,418)
2,341
45,339

HELOCs
86
(69)
-
(74)
147
90

Personal
67,554
13,601
-
(8,248)
1,892
74,799

Auto
152,330
(12,716)
-
(6,650)
4,258
137,222

Other
15,214
2,396
-
(389)
218
17,439
Total Consumer
278,966
8,846
-
(21,779)
8,856
274,889
Total - Loans $
576,611
$
9,128
$
170
$
(25,964)
$
20,632
$
580,577
Allowance for credit losses - unfunded commitments:
Commercial $
1,647
$
385
$
-
$
-
$
-
$
2,032
Construction
1,924
(390)
-
-
-
1,534
Ending balance - unfunded commitments [1] $
3,571
$
(5)
$
-
$
-
$
-
$
3,566
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended June 30, 2022
Popular U.S.
Provision for
Beginning credit losses Ending
(In thousands) Balance (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
22,655
$
(2,089)
$
-
$
5
$
20,571
Commercial real estate non-owner occupied
15,398
(1,128)
-
14
14,284
Commercial real estate owner occupied
10,001
(1,035)
-
110
9,076
Commercial and industrial
11,118
1,300
(397)
131
12,152
Total Commercial
59,172
(2,952)
(397)
260
56,083
Construction
4,125
(290)
-
4
3,839
Mortgage
17,844
494
(68)
5
18,275
Consumer

Credit Cards
-
(1)
-
1
-

HELOCs
3,625
(642)
(42)
514
3,455

Personal
16,411
4,087
(1,239)
261
19,520

Other
4
37
(47)
7
1
Total Consumer
20,040
3,481
(1,328)
783
22,976
Total - Loans $
101,181
$
733
$
(1,793)
$
1,052
$
101,173
Allowance for credit losses - unfunded commitments:
Commercial $
1,318
$
(1)
$
-
$
-
$
1,317
Construction
2,135
(174)
-
-
1,961
Consumer
30
30
-
-
60
Ending balance - unfunded commitments [1] $
3,483
$
(145)
$
-
$
-
$
3,338
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended June 30, 2022
Popular Inc.
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
26,090
$
(2,002)
$
-
$
-
$
5
$
24,093
Commercial real estate non-owner occupied
67,037
(3,037)
-
(30)
707
64,677
Commercial real estate owner occupied
57,028
587
-
(835)
1,768
58,548
Commercial and industrial
54,488
6,164
-
(854)
2,514
62,312
Total Commercial
204,643
1,712
-
(1,719)
4,994
209,630
Construction
6,539
(25)
-
-
399
6,913
Mortgage
149,206
(5,459)
170
(1,435)
5,823
148,305
Leasing
18,398
1,306
-
(1,496)
829
19,037
Consumer

Credit Cards
43,782
5,633
-
(6,418)
2,342
45,339

HELOCs
3,711
(711)
-
(116)
661
3,545

Personal
83,965
17,688
-
(9,487)
2,153
94,319

Auto
152,330
(12,716)
-
(6,650)
4,258
137,222

Other
15,218
2,433
-
(436)
225
17,440
Total Consumer
299,006
12,327
-
(23,107)
9,639
297,865
Total - Loans $
677,792
$
9,861
$
170
$
(27,757)
$
21,684
$
681,750
Allowance for credit losses - unfunded commitments:
Commercial $
2,965
$
384
$
-
$
-
$
-
$
3,349
Construction
4,059
(564)
-
-
-
3,495
Consumer
30
30
-
-
-
60
Ending balance - unfunded commitments [1] $
7,054
$
(150)
$
-
$
-
$
-
$
6,904
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial
Condition.

For the six months ended June 30, 2022
BPPR
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
3,050
$
472
$
-
$
-
$
-
$
3,522
Commercial real estate non-owner occupied
45,211
4,335
-
(30)
877
50,393
Commercial real estate owner occupied
54,176
(8,469)
-
(953)
4,718
49,472
Commercial and industrial
49,491
(2,361)
-
(866)
3,896
50,160
Total Commercial
151,928
(6,023)
-
(1,849)
9,491
153,547
Construction
1,641
622
-
-
811
3,074
Mortgage
138,286
(16,481)
782
(2,688)
10,131
130,030
Leasing
17,578
1,692
-
(1,903)
1,670
19,037
Consumer

Credit Cards
43,499
9,335
-
(12,101)
4,606
45,339

HELOCs
98
(85)
-
(164)
241
90

Personal
71,022
15,214
-
(15,106)
3,669
74,799

Auto
154,498
(10,023)
-
(15,528)
8,275
137,222

Other
15,612
2,216
-
(945)
556
17,439
Total Consumer
284,729
16,657
-
(43,844)
17,347
274,889
Total - Loans $
594,162
$
(3,533)
$
782
$
(50,284)
$
39,450
$
580,577
Allowance for credit losses - unfunded commitments:
Commercial $
1,751
$
281
$
-
$
-
$
-
$
2,032
Construction
2,388
(854)
-
-
-
1,534
Ending balance - unfunded commitments [1] $
4,139
$
(573)
$
-
$
-
$
-
$
3,566
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the six months ended June 30, 2022
Popular U.S.
Provision for
Beginning credit losses Ending
(In thousands) Balance (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
25,418
$
(4,859)
$
-
$
12
$
20,571
Commercial real estate non-owner occupied
22,246
(7,979)
-
17
14,284
Commercial real estate owner occupied
6,053
2,801
-
222
9,076
Commercial and industrial
10,160
1,753
(524)
763
12,152
Total Commercial
63,877
(8,284)
(524)
1,014
56,083
Construction
4,722
(2,015)
-
1,132
3,839
Mortgage
16,192
2,126
(68)
25
18,275
Consumer

Credit Cards
-
(10)
-
10
-

HELOCs
3,708
(1,634)
(52)
1,433
3,455

Personal
12,700
8,703
(2,457)
574
19,520

Other
5
103
(124)
17
1
Total Consumer
16,413
7,162
(2,633)
2,034
22,976
Total - Loans $
101,204
$
(1,011)
$
(3,225)
$
4,205
$
101,173
Allowance for credit losses - unfunded commitments:
Commercial $
1,384
$
(67)
$
-
$
-
$
1,317
Construction
2,337
(376)
-
-
1,961
Consumer
37
23
-
-
60
Ending balance - unfunded commitments [1] $
3,758
$
(420)
$
-
$
-
$
3,338
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the six months ended June 30, 2022
Popular Inc.
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
28,468
$
(4,387)
$
-
$
-
$
12
$
24,093
Commercial real estate non-owner occupied
67,457
(3,644)
-
(30)
894
64,677
Commercial real estate owner occupied
60,229
(5,668)
-
(953)
4,940
58,548
Commercial and industrial
59,651
(608)
-
(1,390)
4,659
62,312
Total Commercial
215,805
(14,307)
-
(2,373)
10,505
209,630
Construction
6,363
(1,393)
-
-
1,943
6,913
Mortgage
154,478
(14,355)
782
(2,756)
10,156
148,305
Leasing
17,578
1,692
-
(1,903)
1,670
19,037
Consumer

Credit Cards
43,499
9,325
-
(12,101)
4,616
45,339

HELOCs
3,806
(1,719)
-
(216)
1,674
3,545

Personal
83,722
23,917
-
(17,563)
4,243
94,319

Auto
154,498
(10,023)
-
(15,528)
8,275
137,222

Other
15,617
2,319
-
(1,069)
573
17,440
Total Consumer
301,142
23,819
-
(46,477)
19,381
297,865
Total - Loans $
695,366
$
(4,544)
$
782
$
(53,509)
$
43,655
$
681,750
Allowance for credit losses - unfunded commitments:
Commercial $
3,135
$
214
$
-
$
-
$
-
$
3,349
Construction
4,725
(1,230)
-
-
-
3,495
Consumer
37
23
-
-
-
60
Ending balance - unfunded commitments [1] $
7,897
$
(993)
$
-
$
-
$
-
$
6,904
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
The amount

of outstanding

commitments to

lend additional

funds to

debtors owing

receivables whose

terms have

been modified
during the period ended at June 30, 2023 amounted

to $
5

million related to the commercial loan portfolio.
The following tables show the amortized cost basis of the loans modified to borrowers experiencing financial difficulties at the end of the reporting period

disaggregated by class

of financing receivable

and type

of concession granted

for the

quarter and six

months
ended June

30,2023. Loans

modified to

borrowers under

financial difficulties

that were

fully paid

down, charged-off

or foreclosed
upon by period end are not reported.

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the quarter ended June 30,2023
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at June
30,2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
Consumer:

Credit cards
$
222
0.02
% $
-
-
% $
222
0.02
%

Personal
196
0.01
%
3
-
%
199
0.01
%
Total $
418
-
% $
3
-
% $
421
-
%
Term Extension
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at June
30,2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
CRE non-owner occupied $
24,978
0.86
% $
-
-
% $
24,978
0.53
%
CRE owner occupied
1,434
0.10
%
15,715
0.97
%
17,149
0.56
%
Commercial and industrial
21,610
0.54
%
-
-
%
21,610
0.35
%
Construction
5,422
3.12
%
-
-
%
5,422
0.66
%
Mortgage
10,694
0.17
%
2,676
0.21
%
13,370
0.18
%
Consumer:

Personal
48
-
%
113
0.05
%
161
0.01
%

Auto
38
-
%
-
-
%
38
-
%
Total $
64,224
0.28
% $
18,504
0.19
% $
82,728
0.25
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at June
30,2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
CRE owner occupied $
748
0.05
% $
-
-
% $
748
0.02
%
Mortgage
137
-
%
-
-
%
137
-
%
Total $
885
-
% $
-
-
% $
885
-
%
Combination - Term extension

and Interest Rate Reduction
BPPR Popular U.S.
Popular, Inc.
(In thousands)
Amortized Cost
Basis at June
30,2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
Commercial and industrial $
58
-
% $
-
-
% $
58
-
%
Mortgage
11,372
0.18
%
81
0.01
%
11,453
0.15
%
Consumer:

Personal
489
0.03
%
-
-
%
489
0.03
%
Total $
11,919
0.05
% $
81
-
% $
12,000
0.04
%
Combination -

Other-Than-Insignificant Payment Delays and Interest Rate

Reduction
Puerto Rico Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June
30,2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
Commercial and industrial $
78
0.00%
$
-
-
$
78
0.00%
Consumer:

Credit cards
190
0.02%
-
-
190
0.02%
Total $
268
0.00%
$
-
-
$
268
0.00%

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the six months ended June 30,2023
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
Mortgage $
226
-
% $
-
-
% $
226
-
%
Consumer:

Credit cards
427
0.04
%
-
-
%
427
0.04
%

Personal
313
0.02
%
3
-
%
316
0.02
%

Other
3
-
%
-
-
%
3
-
%
Total $
969
-
% $
3
-
% $
972
-
%
Term Extension
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
CRE non-owner occupied $
24,978
0.86
% $
-
-
% $
24,978
0.53
%
CRE owner occupied
3,159
0.22
%
15,715
0.97
%
18,874
0.62
%
Commercial and industrial
25,069
0.62
%
-
-
%
25,069
0.40
%
Construction
5,422
3.12
%
4,700
0.73
%
10,122
1.23
%
Mortgage
25,100
0.41
%
4,515
0.35
%
29,615
0.40
%
Consumer:

Personal
74
-
%
165
0.08
%
239
0.01
%

Auto
38
-
%
-
-
%
38
-
%
Total $
83,840
0.36
% $
25,095
0.25
% $
108,935
0.33
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
CRE non-owner occupied $
1,743
0.06
% $
-
-
% $
1,743
0.04
%
CRE owner occupied
13,812
0.97
%
13,650
0.85
%
27,462
0.90
%
Commercial and industrial
1,395
0.03
%
822
0.04
%
2,217
0.04
%
Mortgage
137
-
%
-
-
%
137
-
%
Total $
17,087
0.07
% $
14,472
0.15
% $
31,559
0.10
%
Combination - Term extension

and Interest Rate Reduction
BPPR Popular U.S.
Popular, Inc.
(In thousands)
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
CRE owner occupied $
101
0.01
% $
-
-
% $
101
0.01
%
Commercial and industrial
58
-
%
-
-
%
58
-
%
Mortgage
21,805
0.35
%
408
0.03
%
22,213
0.30
%
Consumer:

Personal
907
0.05
%
-
-
%
907
0.05
%

Auto
28
-
%
-
-
%
28
-
%
Total $
22,899
0.10
% $
408
-
% $
23,307
0.07
%
Combination - Other-Than-Insignificant Payment Delays

and Interest Rate Reduction
Puerto Rico Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30,2023
% of total class of
Financing
Receivable
Commercial and industrial $
78
0.00%
$
-
-
$
78
0.00%
Consumer:

Credit cards
445
0.04%
-
-
445
0.04%
Total $
523
0.00%
$
-
-
$
523
0.00%

The following table describes the financial effect of the

modifications made to borrowers experiencing

financial difficulties:
For the quarter ended June 30, 2023
Interest rate reduction
Loan Type Financial Effect
Commercial and industrial Reduced weighted-average contractual interest rate from
21.7
% to
8
.0%.
Mortgage Reduced weighted-average contractual interest rate from
5.6
% to
4.1
%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
17.6
% to
4.7
%.
Personal Reduced weighted-average contractual interest rate from
20.3
% to
10.7
%.
Term extension
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
10

months to the life of loans.
CRE Owner occupied Added a weighted-average of
1

year to the life of loans.
Commercial and industrial Added a weighted-average of
1

year to the life of loans.
Construction Added a weighted-average of
6

months to the life of loans.
Mortgage Added a weighted-average of
12

years to the life of loans.
Consumer:
Personal Added a weighted-average of
6

years to the life of loans.
Auto Added a weighted-average of
3

years to the life of loans.
Other than insignificant payment delay
Loan Type Financial Effect
CRE Owner occupied Added a weighted-average of
24

months to the life of loans.
Commercial and industrial Added a weighted-average of
24

months to the life of loans.
Mortgage Added a weighted-average of
40

months to the life of loans.
Consumer:
Credit cards Added a weighted-average of
24

months to the life of loans.

For the six months ended June 30, 2023
Interest rate reduction
Loan Type Financial Effect
CRE Owner occupied Reduced weighted-average contractual interest rate from
6
.0% to
5.3
%.
Commercial and industrial Reduced weighted-average contractual interest rate from
21.7
% to
8
.0%.
Mortgage Reduced weighted-average contractual interest rate from
5.7
% to
4.2
%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
17.6
% to
4.6
%.
Personal Reduced weighted-average contractual interest rate from
18.9
% to
10.3
%.
Auto Reduced weighted-average contractual interest rate from
12.64
% to
12.62
%.
Other Reduced weighted-average contractual interest rate from
18
.0% to
0
%.
Term extension
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
10

months to the life of loans.
CRE Owner occupied Added a weighted-average of
1

year to the life of loans.
Commercial and industrial Added a weighted-average of
1

year to the life of loans.
Construction Added a weighted-average of
6

months to the life of loans.
Mortgage Added a weighted-average of
11

years to the life of loans.
Consumer:
Personal Added a weighted-average of
6

years to the life of loans.
Auto Added a weighted-average of
3

years to the life of loans.
Other than insignificant payment delay
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
12

months to the life of loans.
CRE Owner occupied Added a weighted-average of
8

months to the life of loans.
Commercial and industrial Added a weighted-average of
9

months to the life of loans.
Mortgage Added a weighted-average of
40

months to the life of loans.
Consumer:
Credit cards Added a weighted-average of
24

months to the life of loans.

The following

table presents,

by class, the

performance of loans

that have

been modified

in the

last six

months at

June 30,

2023.
The

past

due

90

days

or

more

categories includes

all

loans modified

classified

as

non-accruing

at

the

time

of

the

modification.
These loans will continue in non-accrual status, and presented as past due 90 days or more, until the borrower has

demonstrated a
willingness and ability to

make the restructured loan

payments (at least six

months of sustained

performance after the modification
or one year

for loans providing

for quarterly or

semi-annual payments) and

management has concluded that

it is probable

that the
borrower would not be in payment default in the

foreseeable future.

BPPR
For the period ended June 30, 2023
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE Non-owner occupied $
-
$
-
$
428
$
428
$
26,293
$
26,721
$
-
$
428
CRE Owner occupied
-
-
2,338
2,338
14,752
17,090
-
2,338
Commercial and industrial
-
-
872
872
25,728
26,600
114
758
Construction
-
-
-
-
5,422
5,422
-
-
Mortgage
3,158
1,611
16,213
20,982
26,286
47,268
1,047
15,166
Consumer:

Credit cards
36
50
91
177
695
872
51
40

Personal
30
-
331
361
933
1,294
8
323

Auto
-
-
12
12
54
66
-
12

Other
-
-
-
-
3
3
-
-
Total $
3,224
$
1,661
$
20,285
$
25,170
$
100,166
$
125,336
$
1,220
$
19,065
[1] Loans that were in non-accrual status at the time

of modification are presented as past due until the borrower has demonstrated a willingness and ability
to make the restructured loan payments. Payment default

is defined as a restructured loan becoming 90 days past

due after being modified, foreclosed or
charged-off, whichever occurs first. The recorded investment as of period end is inclusive of all partial paydowns

and charge-offs since the modification
date. Loans modified with financial difficulty that

were fully paid down, charged-off or foreclosed upon

by period end are not reported.
Popular U.S.
For the period ended June 30, 2023
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE Owner occupied $
-
$
-
$
-
$
-
$
29,365
$
29,365
$
-
$
-
Commercial and industrial
-
-
-
-
822
822
-
-
Construction
-
-
-
-
4,700
4,700
-
-
Mortgage
-
-
340
340
4,583
4,923
104
236
Consumer:

Personal
-
-
132
132
36
168
-
132
Total $
-
$
-
$
472
$
472
$
39,506
$
39,978
$
104
$
368
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
For the period ended June 30, 2023
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE Non-owner occupied $
-
$
-
$
428
$
428
$
26,293
$
26,721
$
-
$
428
CRE Owner occupied
-
-
2,338
2,338
44,117
46,455
-
2,338
Commercial and industrial
-
-
872
872
26,550
27,422
114
758
Construction
-
-
-
-
10,122
10,122
-
-
Mortgage
3,158
1,611
16,553
21,322
30,869
52,191
1,151
15,402
Consumer:

Credit cards
36
50
91
177
695
872
51
40

Personal
30
-
463
493
969
1,462
8
455

Auto
-
-
12
12
54
66
-
12

Other
-
-
-
-
3
3
-
-
Total $
3,224
$
1,661
$
20,757
$
25,642
$
139,672
$
165,314
$
1,324
$
19,433
[1] Loans that were in non-accrual status at the time

of modification are presented as past due until the borrower has demonstrated a willingness and ability
to make the restructured loan payments.

Payment default is defined as a restructured loan becoming

90 days past due after being modified, foreclosed

or
charged-off, whichever occurs first. The recorded inve

stment as of period end is inclusive of all partial

paydowns and charge-offs since the modification
date. Loans modified with financial difficulty that

were fully paid down, charged-off or foreclosed upon

by period end are not reported.
The

activity

of

modified

loans

to

borrowers

under

financial

difficulties

that

were

subject

to

payment

default

and

that

had

been
modified during the quarter and six months ended June 30, 2023 was considered immaterial for the Corporation. Payment default is defined as a restructured loan becoming 90 days

past due after being modified, foreclosed or

charged-off, whichever occurs first.

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
The following

table presents

the loan

count by

type of

modification for

those loans

modified in

a TDR

during the

quarter and

six
months ended June 30, 2022. Loans modified as

TDRs for the U.S. operations are considered insignificant

to the Corporation.
Popular Inc.
For the quarter ended June 30, 2022 For the six month ended June 30, 2022
Reduction in
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
ended June 30, 2022.
Popular, Inc.

For the quarter ended June 30, 2022
(In thousands) Loan count
Pre-modification outstanding
recorded investment
Post-modification
outstanding recorded
investment
Increase (decrease) in the
allowance for loan losses as
a result of modification
Commercial real estate non-owner occupied
2
$
52
$
51
$
5
Commercial real estate owner occupied
6
12,377
12,369
(2,073)
Commercial and industrial
3
156
153
30
Mortgage
251
29,907
31,134
1,091
Leasing
1
14
12
2
Consumer:

Credit cards
16
162
172
2

Personal
66
952
1,030
135
Total
345
$
43,620
$
44,921
$
(808)

Popular, Inc.

For the six months ended June 30, 2022
(In thousands) Loan count
Pre-modification outstanding
recorded investment
Post-modification
outstanding recorded
investment
Increase (decrease) in the
allowance for loan losses as
a result of modification
Commercial real estate non-owner occupied
3
$
3,452
$
3,451
$
5
Commercial real estate owner occupied
8
13,106
13,096
(2,073)
Commercial and industrial
20
49,502
49,308
2,060
Mortgage
575
64,783
66,726
2,111
Leasing
1
14
12
2
Consumer:

Credit cards
46
410
445
7

Personal
111
1,681
1,758
265

Auto
1
28
28
5
Total
765
$
132,976
$
134,824
$
2,382
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

six month ended
June 30, 2022
(In thousands) Loan count
Recorded investment as
of first default date Loan count
Recorded Investment as of
first default date
Commercial and industrial
3
$
2,496
3
$
2,496
Mortgage
32
3,830
38
5,699
Consumer:

Credit cards
8
28
19
135

Personal
7
270
19
398
Total
50
$
6,624
79
$
8,728
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

June 30, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior

Years Total
BPPR
Commercial:
Commercial multi-family
Watch $
6,839
$
-
$
-
$
-
$
18,329
$
4,920
$
-
$
-
$
30,088
Special Mention
-
-
-
-
-
2,618
-
-
2,618
Substandard
-
-
-
-
-
3,195
100
-
3,295
Pass
31,280
140,323
22,693
20,657
15,816
29,842
265
-
260,876
Total commercial
multi-family $
38,119
$
140,323
$
22,693
$
20,657
$
34,145
$
40,575
$
365
$
-
$
296,877
Commercial real estate non-owner occupied
Watch $
1,335
$
342
$
13,818
$
13,088
$
14,996
$
63,639
$
-
$
-
$
107,218
Special Mention
-
-
25,284
19,630
66,341
52,629
5,000
-
168,884
Substandard
-
8,668
-
2,766
18,850
20,489
-
-
50,773
Pass
94,895
883,308
562,467
365,497
44,006
618,247
10,952
-
2,579,372
Total commercial
real estate non-
owner occupied $
96,230
$
892,318
$
601,569
$
400,981
$
144,193
$
755,004
$
15,952
$
-
$
2,906,247
Year-to-Date gross
write-offs $
-
$
-
$
-
$
609
$
-
$
-
$
-
$
-
$
609
Commercial real estate owner occupied
Watch $
1,012
$
11,183
$
4,421
$
8,709
$
3,819
$
60,864
$
700
$
-
$
90,708
Special Mention
-
8
2,374
143,133
1,022
60,226
12,515
-
219,278
Substandard
291
16,779
5,981
336
722
76,684
-
-
100,793
Doubtful
-
-
-
-
-
261
-
-
261
Pass
34,603
204,357
259,769
57,215
28,867
421,641
10,566
-
1,017,018
Total commercial
real estate owner
occupied $
35,906
$
232,327
$
272,545
$
209,393
$
34,430
$
619,676
$
23,781
$
-
$
1,428,058
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
1
$
78
$
-
$
-
$
79
Commercial and industrial
Watch $
5,610
$
20,130
$
5,289
$
2,142
$
18,099
$
74,579
$
74,645
$
-
$
200,494
Special Mention
11
1,497
3,599
21,181
973
49,242
5,138
-
81,641
Substandard
5,424
1,580
3,250
1,807
2,739
37,241
38,818
-
90,859
Doubtful
-
-
-
-
10
34
-
-
44
Loss
-
-
-
-
-
-
277
-
277
Pass
398,231
748,053
545,018
263,829
141,273
294,775
1,274,329
-
3,665,508
Total commercial
and industrial $
409,276
$
771,260
$
557,156
$
288,959
$
163,094
$
455,871
$
1,393,207
$
-
$
4,038,823
Year-to-Date gross
write-offs $
383
$
184
$
131
$
33
$
223
$
239
$
1,475
$
-
$
2,668
Construction
Watch $
-
$
27,279
$
5,980
$
-
$
-
$
-
$
18,267
$
-
$
51,526
Substandard
-
9,284
-
5,422
-
-
$
-
-
14,706
Pass
8,330
22,165
31,224
11,901
2,090
1,065
30,728
-
107,503
Total construction $
8,330
$
58,728
$
37,204
$
17,323
$
2,090
$
1,065
$
48,995
$
-
$
173,735
Mortgage
Substandard $
-
$
162
$
515
$
286
$
3,455
$
77,336
$
-
$
-
$
81,754
Pass
303,008
450,007
438,249
276,647
195,802
4,422,821
-
-
6,086,534
Total mortgage $
303,008
$
450,169
$
438,764
$
276,933
$
199,257
$
4,500,157
$
-
$
-
$
6,168,288
Year-to-Date gross
write-offs $
-

$
-

$
-

$
-

$
-

$
1,143
$
-
$
-
$
1,143

June 30, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior

Years Total
BPPR
Leasing
Substandard $
-
$
1,189
$
1,156
$
520
$
1,259
$
588
$
-
$
-
$
4,712
Loss
-
-
-
-
-
32
-
-
32
Pass
355,425
561,334
370,204
200,199
115,159
54,458
-
-
1,656,779
Total leasing $
355,425
$
562,523
$
371,360
$
200,719
$
116,418
$
55,078
$
-
$
-
$
1,661,523
Year-to-Date gross
write-offs $
156
$
1,536
$
1,448
$
301
$
155
$
361
$
-
$
-
$
3,957
Consumer:
Credit cards
Substandard $
-
$
-
$
-
$
-
$
-
$
-
$
14,185
$
-
$
14,185
Pass
-
-
-
-
-
-
1,043,187
-
1,043,187
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,057,372
$
-
$
1,057,372
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
17,133
$
-
$
17,133
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
2,570
$
-
$
2,570
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
-
$
2,570
$
-
$
2,570
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
68
$
-
$
68
Personal
Substandard $
383
$
3,742
$
2,072
$
646
$
1,165
$
8,775
$
-
$
1,013
$
17,796
Loss
-
104
59
-
13
11
-
-
187
Pass
472,830
642,613
242,527
77,428
84,933
123,190
-
24,462
1,667,983
Total Personal $
473,213
$
646,459
$
244,658
$
78,074
$
86,111
$
131,976
$
-
$
25,475
$
1,685,966
Year-to-Date gross
write-offs $
149
$
12,908
$
9,517
$
2,500
$
2,768
$
1,642
$
-
$
697
$
30,181
Auto
Substandard $
770
$
10,424
$
10,352
$
8,593
$
7,168
$
4,380
$
-
$
-
$
41,687
Loss
8
65
10
61
-
7
-
-
151
Pass
614,420
1,029,517
832,770
494,710
339,804
212,474
-
-
3,523,695
Total Auto $
615,198
$
1,040,006
$
843,132
$
503,364
$
346,972
$
216,861
$
-
$
-
$
3,565,533
Year-to-Date gross
write-offs $
697
$
9,990
$
5,443
$
2,579
$
1,508
$
-
$
-
$
-
$
20,217
Other consumer
Substandard $
-
$
28
$
137
$
86
$
17
$
1,232
$
166
$
-
$
1,666
Loss
-
-
-
-
-
263
-
-
263
Pass
16,502
26,939
15,884
6,279
3,873
4,529
59,357
-
133,363
Total Other
consumer $
16,502
$
26,967
$
16,021
$
6,365
$
3,890
$
6,024
$
59,523
$
-
$
135,292
Year-to-Date gross
write-offs $
1
$
56
$
50
$
71
$
19
$
11,164
$
-
$
-
$
11,361
Total BPPR $
2,351,207
$
4,821,080
$
3,405,102
$
2,002,768
$
1,130,600
$
6,782,287
$
2,601,765
$
25,475
$
23,120,284

June 30, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior
Years Total
Popular U.S.
Commercial:
Commercial multi-family
Watch $
-
$
745
$
-
$
3,695
$
51,341
$
42,148
$
-
$
-
$
97,929
Special Mention
-
-
-
1,185
-
22,285
-
-
23,470
Substandard
-
-
-
-
14,820
10,592
-
-
25,412
Pass
63,962
520,293
372,904
235,238
217,494
474,679
3,241
-
1,887,811
Total commercial
multi-family $
63,962
$
521,038
$
372,904
$
240,118
$
283,655
$
549,704
$
3,241
$
-
$
2,034,622
Commercial real estate non-owner occupied
Watch $
-
$
5,467
$
4,255
$
1,234
$
11,061
$
63,432
$
-
$
-
$
85,449
Special Mention
-
-
-
-
1,340
69,137
-
-
70,477
Substandard
-
-
-
2,127
1,734
3,264
-
-
7,125
Pass
90,429
544,996
207,021
252,596
116,970
455,832
7,114
-
1,674,958
Total commercial
real estate non-
owner occupied $
90,429
$
550,463
$
211,276
$
255,957
$
131,105
$
591,665
$
7,114
$
-
$
1,838,009
Commercial real estate owner occupied
Watch $
-
$
-
$
-
$
1,184
$
-
$
55,703
$
-
$
-
$
56,887
Special Mention
-
-
-
3,835
6,153
115
-
-
10,103
Substandard
-
-
-
-
7,324
45,574
-
-
52,898
Pass
165,915
361,119
415,527
113,287
76,725
352,328
8,551
-
1,493,452
Total commercial
real estate owner
occupied $
165,915
$
361,119
$
415,527
$
118,306
$
90,202
$
453,720
$
8,551
$
-
$
1,613,340
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
177
$
-
$
-
$
177
Commercial and industrial
Watch $
5,028
$
11,286
$
2,301
$
1,337
$
1,847
$
8,507
$
3,838
$
-
$
34,144
Special Mention
-
1,084
1,168
165
200
71
2
-
2,690
Substandard
-
290
85
60
4,005
2,433
1,659
-
8,532
Loss
-
-
-
79
-
-
-
-
79
Pass
68,321
256,186
377,475
333,243
182,283
508,569
440,802
-
2,166,879
Total commercial
and industrial $
73,349
$
268,846
$
381,029
$
334,884
$
188,335
$
519,580
$
446,301
$
-
$
2,212,324
Year-to-Date gross
write-offs $
247
$
221
$
1,995
$
14
$
78
$
-
$
25
$
-
$
2,580
Construction
Watch $
-
$
-
$
8,207
$
-
$
6,839
$
3,000
$
-
$
-
$
18,046
Special Mention
-
-
-
-
-
34,080
-
-
34,080
Substandard
-
-
4,463
2,605
-
10,049
-
-
17,117
Pass
94,452
249,342
143,526
32,486
56,330
789
-
-
576,925
Total construction $
94,452
$
249,342
$
156,196
$
35,091
$
63,169
$
47,918
$
-
$
-
$
646,168
Mortgage
Substandard $
-
$
-
$
1,232
$
857
$
2,727
$
9,761
$
-
$
-
$
14,577
Pass
40,680
227,836
294,594
240,455
180,760
281,888
-
-
1,266,213
Total mortgage $
40,680
$
227,836
$
295,826
$
241,312
$
183,487
$
291,649
$
-
$
-
$
1,280,790

June 30, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior
Years Total
Popular U.S.
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
17
$
-
$
17
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
17
$
-
$
17
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
1
$
-
$
1
HELOCs
Substandard $
-
$
-
$
-
$
-
$
-
$
2,006
$
19
$
1,087
$
3,112
Loss
-
-
-
-
-
99
-
1,040
1,139
Pass
-
-
-
-
-
8,191
40,714
12,714
61,619
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
10,296
$
40,733
$
14,841
$
65,870
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
195
$
-
$
-
$
195
Personal
Substandard $
140
$
1,327
$
293
$
70
$
185
$
220
$
-
$
-
$
2,235
Loss
-
24
-
-
-
467
-
-
491
Pass
31,181
128,737
33,918
4,696
7,507
1,863
-
-
207,902
Total Personal $
31,321
$
130,088
$
34,211
$
4,766
$
7,692
$
2,550
$
-
$
-
$
210,628
Year-to-Date gross
write-offs $
-
$
5,246
$
2,143
$
385
$
562
$
121
$
-
$
-
$
8,457
Other consumer
Pass
20
-
-
-
-
-
8,850
-
8,870
Total Other
consumer $
20
$
-
$
-
$
-
$
-
$
-
$
8,850
$
-
$
8,870
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
100
$
-
$
100
Total Popular U.S. $
560,128
$
2,308,732
$
1,866,969
$
1,230,434
$
947,645
$
2,467,082
$
514,807
$
14,841
$
9,910,638

June 30, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior
Years Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch $
6,839
$
745
$
-
$
3,695
$
69,670
$
47,068
$
-
$
-
$
128,017
Special Mention
-
-
-
1,185
-
24,903
-
-
26,088
Substandard
-
-
-
-
14,820
13,787
100
-
28,707
Pass
95,242
660,616
395,597
255,895
233,310
504,521
3,506
-
2,148,687
Total commercial
multi-family $
102,081
$
661,361
$
395,597
$
260,775
$
317,800
$
590,279
$
3,606
$
-
$
2,331,499
Commercial real estate non-owner occupied
Watch $
1,335
$
5,809
$
18,073
$
14,322
$
26,057
$
127,071
$
-
$
-
$
192,667
Special Mention
-
-
25,284
19,630
67,681
121,766
5,000
-
239,361
Substandard
-
8,668
-
4,893
20,584
23,753
-
-
57,898
Pass
185,324
1,428,304
769,488
618,093
160,976
1,074,079
18,066
-
4,254,330
Total commercial
real estate non-
owner occupied $
186,659
$
1,442,781
$
812,845
$
656,938
$
275,298
$
1,346,669
$
23,066
$
-
$
4,744,256
Year-to-Date gross
write-offs $
-
$
-
$
-
$
609
$
-
$
-
$
-
$
-
$
609
Commercial real estate owner occupied
Watch $
1,012
$
11,183
$
4,421
$
9,893
$
3,819
$
116,567
$
700
$
-
$
147,595
Special Mention
-
8
2,374
146,968
7,175
60,341
12,515
-
229,381
Substandard
291
16,779
5,981
336
8,046
122,258
-
-
153,691
Doubtful
-
-
-
-
-
261
-
-
261
Pass
200,518
565,476
675,296
170,502
105,592
773,969
19,117
-
2,510,470
Total commercial
real estate owner
occupied $
201,821
$
593,446
$
688,072
$
327,699
$
124,632
$
1,073,396
$
32,332
$
-
$
3,041,398
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
1
$
255
$
-
$
-
$
256
Commercial and industrial
Watch $
10,638
$
31,416
$
7,590
$
3,479
$
19,946
$
83,086
$
78,483
$
-
$
234,638
Special Mention
11
2,581
4,767
21,346
1,173
49,313
5,140
-
84,331
Substandard
5,424
1,870
3,335
1,867
6,744
39,674
40,477
-
99,391
Doubtful
-
-
-
-
10
34
-
-
44
Loss
-
-
-
79
-
-
277
-
356
Pass
466,552
1,004,239
922,493
597,072
323,556
803,344
1,715,131
-
5,832,387
Total commercial
and industrial $
482,625
$
1,040,106
$
938,185
$
623,843
$
351,429
$
975,451
$
1,839,508
$
-
$
6,251,147
Year-to-Date gross
write-offs $
630
$
405
$
2,126
$
47
$
301
$
239
$
1,500
$
-
$
5,248

June 30, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior
Years Total
Popular, Inc.
Construction
Watch $
-
$
27,279
$
14,187
$
-
$
6,839
$
3,000
$
18,267
$
-
$
69,572
Special Mention
-
-
-
-
-
34,080
-
-
34,080
Substandard
-
9,284
4,463
8,027
-
10,049
-
-
31,823
Pass
102,782
271,507
174,750
44,387
58,420
1,854
30,728
-
684,428
Total construction $
102,782
$
308,070
$
193,400
$
52,414
$
65,259
$
48,983
$
48,995
$
-
$
819,903
Mortgage
Substandard $
-
$
162
$
1,747
$
1,143
$
6,182
$
87,097
$
-
$
-
$
96,331
Pass
343,688
677,843
732,843
517,102
376,562
4,704,709
-
-
7,352,747
Total mortgage $
343,688
$
678,005
$
734,590
$
518,245
$
382,744
$
4,791,806
$
-
$
-
$
7,449,078
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
1,143
$
-
$
-
$
1,143
Leasing
Substandard $
-
$
1,189
$
1,156
$
520
$
1,259
$
588
$
-
$
-
$
4,712
Loss
-
-
-
-
-
32
-
-
32
Pass
355,425
561,334
370,204
200,199
115,159
54,458
-
-
1,656,779
Total leasing $
355,425
$
562,523
$
371,360
$
200,719
$
116,418
$
55,078
$
-
$
-
$
1,661,523
Year-to-Date gross
write-offs $
156
$
1,536
$
1,448
$
301
$
155
$
361
$
-
$
-
$
3,957

June 30, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior
Years Total
Popular, Inc.
Consumer:
Credit cards
Substandard $
-
$
-
$
-
$
-
$
-
$
-
$
14,185
$
-
$
14,185
Pass
-
-
-
-
-
-
1,043,204
-
1,043,204
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,057,389
$
-
$
1,057,389
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
17,134
$
-
$
17,134
HELOCs
Substandard $
-
$
-
$
-
$
-
$
-
$
2,006
$
19
$
1,087
$
3,112
Loss
-
-
-
-
-
99
-
1,040
1,139
Pass
-
-
-
-
-
8,191
43,284
12,714
64,189
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
10,296
$
43,303
$
14,841
$
68,440
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
195
$
68
$
-
$
263
Personal
Substandard $
523
$
5,069
$
2,365
$
716
$
1,350
$
8,995
$
-
$
1,013
$
20,031
Loss
-
128
59
-
13
478
-
-
678
Pass
504,011
771,350
276,445
82,124
92,440
125,053
-
24,462
1,875,885
Total Personal $
504,534
$
776,547
$
278,869
$
82,840
$
93,803
$
134,526
$
-
$
25,475
$
1,896,594
Year-to-Date gross
write-offs $
149
$
18,154
$
11,660
$
2,885
$
3,330
$
1,763
$
-
$
697
$
38,638
Auto
Substandard $
770
$
10,424
$
10,352
$
8,593
$
7,168
$
4,380
$
-
$
-
$
41,687
Loss
8
65
10
61
-
7
-
-
151
Pass
614,420
1,029,517
832,770
494,710
339,804
212,474
-
-
3,523,695
Total Auto $
615,198
$
1,040,006
$
843,132
$
503,364
$
346,972
$
216,861
$
-
$
-
$
3,565,533
Year-to-Date gross
write-offs $
697
$
9,990
$
5,443
$
2,579
$
1,508
$
-
$
-
$
-
$
20,217
Other consumer
Substandard $
-
$
28
$
137
$
86
$
17
$
1,232
$
166
$
-
$
1,666
Loss
-
-
-
-
-
263
-
-
263
Pass
16,522
26,939
15,884
6,279
3,873
4,529
68,207
-
142,233
Total Other
consumer $
16,522
$
26,967
$
16,021
$
6,365
$
3,890
$
6,024
$
68,373
$
-
$
144,162
Year-to-Date gross
write-offs $
1
$
56
$
50
$
71
$
19
$
11,164
$
100
$
-
$
11,461
Total Popular Inc. $
2,911,335
$
7,129,812
$
5,272,071
$
3,233,202
$
2,078,245
$
9,249,369
$
3,116,572
$
40,316
$
33,030,922

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
Total BPPR $
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
(In thousands) 2023 2022 2023 2022
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees $
8,369
$
9,186
$
17,058
$
18,509
Mortgage servicing rights fair value adjustments
(6,216)
2,257
(7,592)
3,345
Total mortgage

servicing fees, net of fair value adjustments
2,153
11,443
9,466
21,854
Net (loss) gain on sale of loans, including valuation on

loans held-for-sale
(61)
36
202
(1,498)
Trading account profit (loss):
Unrealized gains (loss) on outstanding derivative positions
246
(2)
115
-
Realized gains on closed derivative positions
111
2,430
167
6,565
Total trading account

profit
357
2,428
282
6,565
Losses on repurchased loans, including interest advances
(133)
(332)
(234)
(481)
Total mortgage

banking activities
$
2,316
$
13,575
$
9,716
$
26,440
[1]

Effective on January 1, 2023, loans held-for-sale

are stated at fair value. Prior to such date, loans held-for-sale were stated at lower-of-cost-or-
market.

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

No

liabilities were

incurred as

a result

of these

securitizations during the

quarters and

six months

ended June 30,

2023 and

2022
because they did not contain any credit recourse

arrangements.

The

following tables

present the

initial fair

value of

the

assets obtained

as

proceeds from

residential mortgage

loans securitized
during the quarters and six months ended June 30,

2023 and 2022:

Proceeds Obtained During the Quarter Ended June 30, 2023
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - FNMA $
-
$
13,393
$
-
$
13,393
Total trading account

debt securities
$
-
$
13,393
$
-
$
13,393
Mortgage servicing rights $
-
$
-
$
366
$
366
Total

$
-
$
13,393
$
366
$
13,759
Proceeds Obtained During the Six months Ended June

30, 2023
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
1,067
$
-
$
1,067
Mortgage-backed securities - FNMA
-
23,292
-
23,292
Total trading account

debt securities
$
-
$
24,359
$
-
$
24,359
Mortgage servicing rights $
-
$
-
$
644
$
644
Total

$
-
$
24,359
$
644
$
25,003
Proceeds Obtained During the Quarter Ended June 30, 2022
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
77,269
$
-
$
77,269
Mortgage-backed securities - FNMA
-
37,640
-
37,640
Mortgage-backed securities - FHLMC
-
1,387
-
1,387
Total trading account

debt securities
$
-
$
116,296
$
-
$
116,296
Mortgage servicing rights $
-
$
-
$
1,960
$
1,960
Total

$
-
$
116,296
$
1,960
$
118,256

Proceeds Obtained During the Six months Ended June

30, 2022
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
155,163
$
-
$
155,163
Mortgage-backed securities - FNMA
-
95,330
-
95,330
Mortgage-backed securities - FHLMC
-
8,505
-
8,505
Total trading account

debt securities
$
-
$
258,998
$
-
$
258,998
Mortgage servicing rights $
-
$
-
$
4,369
$
4,369
Total

$
-
$
258,998
$
4,369
$
263,367
During the six

months ended June

30, 2023, the

Corporation retained servicing

rights on whole

loan sales involving

approximately
$
27

million in principal balance outstanding (June 30, 2022 - $
33

million), with net realized gains of approximately $
0.5

million (June
30, 2022 - gains of

$
0.4

million). All loan sales performed during the six

months ended June 30, 2023 and 2022

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

The following table

presents the changes

in MSRs measured

using the fair

value method for

the six months

ended June 30,

2023
and 2022.
Residential MSRs
(In thousands) June 30, 2023 June 30, 2022
Fair value at beginning of period $
128,350
$
121,570
Additions
1,240
5,032
Changes due to payments on loans

[1]
(5,288)
(5,877)
Reduction due to loan repurchases
(338)
(463)
Changes in fair value due to changes in valuation model inputs or assumptions
(1,446)
9,571
Other
(1,269)
44
Fair value at end of period

[2]
$
121,249
$
129,877
[1] Represents changes due to collection / realization

of expected cash flows over time.
[2] At June 30, 2023, PB had MSRs amounting to $
1.9

million (June 30, 2022 - $
2.0

million).
During the

quarter ended June

30,2023, the Corporation

terminated a servicing

agreement,

in which

it acted

as sub-servicer for

a
third

party,

for

a

portfolio

with

an

unpaid

principal

balance

of

approximately

$
260

million

and

a

related

MSR

fair

value

of
approximately $
2

million.

The transaction did not result in a material

effect on the financial results of the Corporation.
Residential mortgage loans serviced for others were $
10.4

billion at June 30, 2023 (December 31, 2022

-$
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

2023, those weighted average

mortgage servicing fees were
0.31
% (June

30, 2022 -
0.31
%). Under these servicing agreements, the banking

subsidiaries do not generally earn significant prepayment

penalty
fees on the underlying loans serviced.
The section

below includes

information on

assumptions used

in the

valuation model

of the

MSRs, originated

and purchased.

Key
economic assumptions used

in measuring the

servicing rights derived

from loans securitized

or sold by

the Corporation during

the
quarters and six months ended June 30, 2023 and

2022 were as follows:

Quarters ended Six months ended

June 30, 2023 June 30, 2022 June 30, 2023 June 30, 2022
BPPR PB BPPR PB BPPR PB BPPR PB
Prepayment speed
7.4
%
7.1
%
4.7
%
7.8
%
7.0
%
7.2
%
5.0
%
8.9
%
Weighted average life (in years)
9.7
8.1
10.2
8.0
9.1
8.0
9.8
7.4
Discount rate (annual rate)
9.5
%
10.5
%
10.5
%
9.5
%
9.5
%
10.5
%
10.4
%
9.8
%
Key

economic

assumptions

used

to

estimate

the

fair

value

of

MSRs

derived

from

sales

and

securitizations

of

mortgage

loans
performed

by

the

banking

subsidiaries

and

servicing

rights

purchased

from

other

financial

institutions,

and

the

sensitivity

to
immediate changes in those assumptions, were as follows

as of the end of the periods reported:
Originated MSRs Purchased MSRs
June 30, December 31, June 30,
December 31,

(In thousands) 2023 2022 2023 2022
Fair value of servicing rights $
39,504
$
41,548
$
81,745
$
86,802
Weighted average life (in years)
6.9
6.8
6.9
6.9
Weighted average prepayment speed (annual

rate)
5.8
%
5.9
%
6.9
%
7.0
%
Impact on fair value of 10% adverse change $
(698)
$
(730)
$
(1,518)
$
(1,602)
Impact on fair value of 20% adverse change $
(1,369)
$
(1,433)
$
(2,979)
$
(3,143)
Weighted average discount rate (annual rate)
11.3
%
11.2
%
10.9
%
11.0
%
Impact on fair value of 10% adverse change $
(1,355)
$
(1,485)
$
(2,947)
$
(3,256)
Impact on fair value of 20% adverse change $
(2,625)
$
(2,876)
$
(5,711)
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
the

loans

that

continue

to

be

collateral

in

a

GNMA

guaranteed

mortgage-backed

security,

the

MSR

is

recognized

by

the
Corporation.

During the six months ended June 30, 2023, the Corporation repurchased approximately $
24

million (June 30, 2022 - $
35

million) of
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
30, 2023 and 2022.
For the quarter ended June 30, 2023
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
12,388
$
79,333
$
91,721
Write-downs in value
(45)
(269)
(314)
Additions
244
21,155
21,399
Sales
(785)
(25,822)
(26,607)
Other adjustments
17
-
17
Ending balance $
11,819
$
74,397
$
86,216
For the quarter ended June 30, 2022
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
15,468
$
75,099
$
90,567
Write-downs in value
(486)
(245)
(731)
Additions
832
20,663
21,495
Sales
(1,564)
(17,502)
(19,066)
Other adjustments
-
(128)
(128)
Ending balance $
14,250
$
77,887
$
92,137
For the six months ended June 30, 2023
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
12,500
$
76,626
$
89,126
Write-downs in value
(239)
(1,020)
(1,259)
Additions
1,267
39,830
41,097
Sales
(1,726)
(40,921)
(42,647)
Other adjustments
17
(118)
(101)
Ending balance $
11,819
$
74,397
$
86,216
For the six months ended June 30, 2022
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
15,017
$
70,060
$
85,077
Write-downs in value
(850)
(573)
(1,423)
Additions
3,519
39,903
43,422
Sales
(3,544)
(31,045)
(34,589)
Other adjustments
108
(458)
(350)
Ending balance $
14,250
$
77,887
$
92,137

Note 13 − Other assets
The caption of other assets in the consolidated

statements of financial condition consists of the following

major categories:
(In thousands) June 30, 2023 December 31, 2022
Net deferred tax assets (net of valuation allowance) $
904,601
$
953,676
Investments under the equity method
227,358
210,001
Prepaid taxes
55,000
39,405
Other prepaid expenses
38,928
33,384
Capitalized software costs
78,766
81,862
Derivative assets
24,221
19,229
Trades receivable from brokers and counterparties
6,412
35,099
Receivables from investments maturities
-
125,000
Principal, interest and escrow servicing advances
52,848
41,916
Guaranteed mortgage loan claims receivable
58,784
59,659
Operating ROU assets (Note 28)
120,117
125,573
Finance ROU assets (Note 28)
18,989
18,884
Others
117,638
104,125
Total other assets $
1,703,662
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

Gross Carrying Accumulated
Net
Carrying
(In thousands) Amount Amortization Value
June 30, 2023
Software development costs $
67,200
$
21,826
$
45,374
Software license costs
39,553
17,607
21,946
Cloud computing arrangements
21,039
9,593
11,446
Total Capitalized

software costs [1] [2]
$
127,792
$
49,026
$
78,766
December 31, 2022
Software development costs $
63,609
$
16,803
$
46,806
Software license costs
37,165
14,164
23,001
Cloud computing arrangements
20,745
8,690
12,055
Total Capitalized

software costs [1] [2]
$
121,519
$
39,657
$
81,862
[1]
Software intangible assets are presented as part of Other

Assets in the Consolidated Statements of Financial Condition.
[2]
The tables above excludes assets which have been fully

amortized.
Total

amortization expense for

all capitalized software

and hosting arrangement

cost, reflected as

part of

technology and software
expenses in the consolidated statement of operations,

is as follows:
Quarters ended June 30,
Six

months ended June 30,
(In thousands) 2023 2022 2023 2022
Software development and license costs $
16,151
$
13,013
$
31,142
$
24,768
Cloud computing arrangements
778
1,069
1,762
2,027
Total amortization

expense
$
16,929
$
14,082
$
32,904
$
26,795

Note 14 – Goodwill and other intangible assets
Goodwill
There were
no

changes in the carrying amount of goodwill for

the quarters and six months ended June 30, 2023 and 2022.
The following tables present the gross amount of

goodwill and accumulated impairment losses by

reportable segments:

June 30, 2023
Balance at Balance at
June 30, Accumulated June 30,
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
Gross Carrying Accumulated
Net
Carrying
(In thousands) Amount Amortization Value
June 30, 2023
Core deposits $
12,810
$
10,675
$
2,135
Other customer relationships
14,286
5,827
8,459
Total other intangible

assets
$
27,096
$
16,502
$
10,594
December 31, 2022
Core deposits $
12,810
$
10,034
$
2,776
Other customer relationships
14,286
4,878
9,408
Total other intangible

assets
$
27,096
$
14,912
$
12,184
During the quarter ended June 30, 2023, the Corporation recognized

$
0.8

million in amortization expense related to other intangible
assets

with

definite

useful

lives

(June

30,

2022

-

$
0.8

million).

During

the

six

months

ended

June

30,

2023,

the

Corporation
recognized $
1.6

million in amortization related to other intangible

assets with definite useful lives (June

30, 2022 - $
1.7

million).

The following

table presents

the estimated

amortization of

the intangible

assets with

definite useful

lives for

each of

the following
periods:

(In thousands)
Remaining 2023 $
1,589
Year 2024
2,938
Year 2025
1,750
Year 2026
1,440
Year 2027
959
Later years
1,918

Note 15 – Deposits
Total deposits as of the end of the periods presented consisted of:
(In thousands) June 30, 2023 December 31, 2022
Savings accounts $
15,222,346
$
14,746,329
NOW, money market and other interest

bearing demand deposits
25,464,069
23,738,940
Total savings, NOW,

money market and other interest bearing demand

deposits
40,686,415
38,485,269
Certificates of deposit:
Under $250,000
4,990,563
4,235,651
$250,000 and over
3,011,288
2,545,750

Total certificates

of deposit
8,001,851
6,781,401
Total interest bearing

deposits
$
48,688,266
$
45,266,670
Non- interest bearing deposits $
15,316,552
$
15,960,557
Total deposits $
64,004,818
$
61,227,227
A summary of certificates of deposits by maturity at

June 30, 2023 follows:

(In thousands)
2023 $
3,274,343
2024
2,208,468
2025
926,324
2026
651,739
2027
428,792
2028 and thereafter
512,185
Total certificates of

deposit
$
8,001,851
At June 30, 2023, the Corporation had brokered

deposits amounting to $
1.5

billion (December 31, 2022 - $
1.1

billion).
The aggregate amount

of overdrafts in

demand deposit accounts that

were reclassified to

loans was $
6.3

million at June

30, 2023
(December 31, 2022 - $
6.3

million).
At

June

30,

2023,

Puerto

Rico

public sector

deposits

amounted to

$
18.5

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
Assets sold under agreements to repurchase amounted

to $
123

million at June 30, 2023 and $
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
June 30, 2023 December 31, 2022
Repurchase Repurchase
(In thousands)

liability

liability
U.S. Treasury securities
Within 30 days
$
13,000
$
410
After 30 to 90 days
21,933
30,739
After 90 days
13,254
17,521
Total U.S. Treasury

securities
48,187
48,670
Mortgage-backed securities

Within 30 days
73,958
98,984

After 30 to 90 days
795
791
Total mortgage-backed

securities
74,753
99,775
Collateralized mortgage obligations

Within 30 days
265
164
Total collateralized

mortgage obligations
265
164
Total
$
123,205
$
148,609
Repurchase agreements in this portfolio

are generally short-term, often overnight.

As such our risk

is very limited.

We manage the
liquidity risks arising from secured

funding by sourcing funding globally from

a diverse group of counterparties, providing

a range of
securities collateral and pursuing longer durations,

when appropriate.
Other short-term borrowings
There were
no

other short-term borrowings outstanding at June 30, 2023,

compared to $
365

million in FHLB Advances at December
31, 2022.

Notes Payable
The following table presents the composition of notes

payable at June 30, 2023 and December

31, 2022.
(In thousands) June 30, 2023 December 31, 2022
Advances with the FHLB with maturities ranging from
2023

through
2029

paying interest at
monthly
fixed rates ranging from
0.39
% to
4.17
%
$
412,632
$
389,282
Unsecured senior debt securities with maturities ranging

from
2023

to
2028

paying interest
semiannually

at fixed rates ranging from
6.125
% to
7.25
%, net of debt issuance costs of $
6,915
[1]
693,085
299,109
Junior subordinated deferrable interest debentures (related to trust preferred securities) maturing on
2034

with fixed interest rates ranging from
6.125
% to
6.564
%, net of debt issuance costs of $
301
198,332
198,319
Total notes payable $
1,304,049
$
886,710
Note: Refer to the 2022 Form 10-K for rates information

at December 31, 2022.
[1] On March 13, 2023, the Corporation issued $
400

million aggregate principal amount of
7.25
% Senior Notes due
2028

(the “2028 Notes”) in an
underwritten public offering. On July 14, 2023,

the Corporation announced that it will use a portion

of the net proceeds of the 2028 Notes offering

to
redeem, on August 14, 2023, the outstanding $
300

million aggregate principal amount of its
6.125
% Senior Notes due September
2023
. The
redemption price will be equal to
100
% of the principal amount plus accrued and unpaid interest

through the redemption date.
A breakdown of borrowings by contractual maturities

at June 30, 2023 is included in the

table below.

Assets sold under

(In thousands)
agreements to
repurchase
Notes payable Total
2023 $
118,600
$
322,004
$
440,604
2024
4,605
91,943
96,548
2025
-
139,920
139,920
2026
-
74,500
74,500
Later years
-
675,682
675,682
Total borrowings $
123,205
$
1,304,049
$
1,427,254
At June 30, 2023 and

December 31, 2022, the Corporation had FHLB borrowing facilities whereby the

Corporation could borrow up
to $
4.1

billion and

$
3.3

billion, respectively,

of which

$
0.4

billion and

$
0.8

billion, respectively,

were used.

In addition,

at June

30,
2023 and

December 31,

2022, the

Corporation had

placed $
0.3

billion and

$
0.4

billion, respectively,

of the

available FHLB

credit
facility as collateral for

municipal letters of credit

to secure deposits. The

FHLB borrowing facilities are

collateralized with securities
and loans held-in-portfolio, and do not have restrictive

covenants or callable features.

Also, at June

30, 2023, the

Corporation has a

borrowing facility at

the discount window

of the

Federal Reserve Bank

of New York
amounting to

$
3.1

billion (December

31, 2022

- $
1.4

billion), which

remained unused

at June

30, 2023

and December

31, 2022.

The facility is a collateralized source of credit that

is highly reliable even under difficult market conditions.

Note 17 − Other liabilities
The caption of other liabilities in the consolidated

statements of financial condition consists of the following

major categories:
(In thousands) June 30, 2023 December 31, 2022
Accrued expenses $
252,736
$
337,284
Accrued interest payable
56,103
39,288
Accounts payable
102,337
76,456
Dividends payable
39,664
39,525
Trades payable
1,022
9,461
Liability for GNMA loans sold with an option to repurchase
7,108
14,271
Reserves for loan indemnifications
6,808
7,520
Reserve for operational losses
28,678
39,266
Operating lease liabilities (Note 28)
131,437
137,290
Finance lease liabilities (Note 28)
24,091
24,737
Pension benefit obligation
6,797
8,290
Postretirement benefit obligation
118,186
118,336
Others
66,218
65,222
Total other liabilities $
841,185
$
916,946

Note 18 – Stockholders’ equity

As of June 30, 2023, stockholders’ equity totaled $
4.6

billion. During the six months ended June 30, 2023, the Corporation declared cash dividends of $
1.10

(2022 - $
1.10
) per common share amounting to

$
79.2

million (2022 - $
84.2

million). The quarterly dividend
declared to stockholders of record as of the close

of business on
June 1, 2023

was paid on
July 3, 2023
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
ended June 30, 2023 and 2022.
Changes in Accumulated Other Comprehensive Loss

by Component [1]
Quarters ended
Six

months ended
June 30, June 30,
(In thousands) 2023 2022 2023 2022
Foreign currency translation Beginning Balance $
(61,980)
$
(70,165)
$
(56,735)
$
(67,307)
Other comprehensive income
6,001
5,998
756
3,140
Net change
6,001
5,998
756
3,140
Ending balance $
(55,979)
$
(64,167)
$
(55,979)
$
(64,167)
Adjustment of pension and
postretirement benefit plans Beginning Balance $
(141,327)
$
(155,281)
$
(144,335)
$
(158,994)
Other comprehensive income before reclassifications
-
-
-
1,269
Amounts reclassified from accumulated other
comprehensive loss for amortization of net losses
3,008
2,444
6,016
4,888
Net change
3,008
2,444
6,016
6,157
Ending balance $
(138,319)
$
(152,837)
$
(138,319)
$
(152,837)
Unrealized net holding (losses)
gains on debt securities Beginning Balance $
(2,098,518)
$
(1,171,950)
$
(2,323,903)
$
(96,120)
Other comprehensive (loss) income
(69,941)
(563,420)
121,811
(1,639,250)
Amounts reclassified from accumulated other
comprehensive loss for amortization of net unrealized
losses of debt securities transferred from available-for-
sale to held-to-maturity
34,322
-
67,955
-
Net change
(35,619)
(563,420)
189,766
(1,639,250)
Ending balance $
(2,134,137)
$
(1,735,370)
$
(2,134,137)
$
(1,735,370)
Unrealized net losses on cash
flow hedges Beginning Balance $
-
$
158
$
45
$
(2,648)
Other comprehensive (loss) income before
reclassifications
-
(332)
(19)
2,807
Amounts reclassified from accumulated other
comprehensive income (loss)
-
(468)
(26)
(801)
Net change
-
(800)
(45)
2,006
Ending balance $
-
$
(642)
$
-
$
(642)
Total

$
(2,328,435)
$
(1,953,016)
$
(2,328,435)
$
(1,953,016)
[1]

All amounts presented are net of tax.

The following table

presents the amounts

reclassified out of

each component of

accumulated other comprehensive loss

during the
quarters and six months ended June 30, 2023 and

2022.
Reclassifications Out of Accumulated Other Comprehensive

Loss
Quarters ended

Six

months ended
Affected Line Item in the

June 30, June 30,
(In thousands) Consolidated Statements of Operations 2023 2022 2023 2022
Adjustment of pension and postretirement benefit plans
Amortization of net losses Other operating expenses $
(4,813)
$
(3,911)
$
(9,626)
$
(7,822)
Total before tax
(4,813)
(3,911)
(9,626)
(7,822)
Income tax benefit
1,805
1,467
3,610
2,934
Total net of tax $
(3,008)
$
(2,444)
$
(6,016)
$
(4,888)
Unrealized net holding losses on debt securities
Amortization of unrealized net losses of debt
securities transferred to held-to-maturity Interest income from investment securities $
(42,903)
$
-
$
(84,943)
$
-
Total before tax
(42,903)
-
(84,943)
-
Income tax expense
8,581
-
16,988
-
Total net of tax $
(34,322)
$
-
$
(67,955)
$
-
Unrealized net gains (losses) on cash flow hedges
Forward contracts Mortgage banking activities $
-
$
1,099
$
41
$
2,077
Interest rate swaps Other operating income
-
(219)
-
(498)
Total before tax
-
880
41
1,579
Income tax benefit
-
(412)
(15)
(778)
Total net of tax $
-
$
468
$
26
$
801
Total reclassification

adjustments, net of tax
$
(37,330)
$
(1,976)
$
(73,945)
$
(4,087)

Note 20 – Guarantees
At

June

30,

2023,

the

Corporation recorded

a

liability

of

$
0.3

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
has

not sold

any

mortgage

loans subject

to

credit

recourse since

2009.

At

June

30, 2023,

the

Corporation serviced

$
0.6

billion
(December 31,

2022 -

$
0.6

billion) in residential

mortgage loans

subject to

credit recourse

provisions, principally loans

associated
with FNMA

and FHLMC

residential mortgage

loan securitization

programs. In

the event

of any

customer default,

pursuant to

the
credit recourse

provided, the

Corporation is

required to

repurchase the

loan or

reimburse the

third party

investor for

the incurred
loss.

The

maximum

potential

amount

of

future

payments

that

the

Corporation

would

be

required

to

make

under

the

recourse
arrangements

in

the

event

of

nonperformance by

the

borrowers

is

equivalent

to

the

total

outstanding

balance

of

the

residential
mortgage

loans serviced

with

recourse

and

interest, if

applicable. During

the

quarter and

six

months

ended June

30,

2023,

the
Corporation repurchased

approximately $
0.6

million and

$
1.4

million, respectively,

of unpaid

principal balance

in mortgage

loans
subject to the credit recourse provisions (June 30, 2022 - $
2

million and $
5

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

2023, the

Corporation’s liability

established to

cover

the

estimated credit

loss exposure

related to
loans sold or serviced with credit recourse amounted

to $
6

million (December 31, 2022 - $
7

million).
The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and six months ended

June 30, 2023 and 2022.

Quarters ended June 30, Six months ended June 30,
(In thousands) 2023 2022 2023 2022
Balance as of beginning of period $
5,864
$
10,335
$
6,897
$
11,800
Provision (benefit) for recourse liability
478
(395)
(176)
(349)
Net charge-offs
(119)
(845)
(498)
(2,356)
Balance as of end of period $
6,223
$
9,095
$
6,223
$
9,095
From time

to

time, the

Corporation sells

loans and

agrees to

indemnify the

purchaser for

credit

losses or

any

breach of

certain
representations and warranties

made in

connection with

the sale.

The loan

repurchase activity under

these indemnity

agreements
for the

quarter and six

months ended June

30, 2023

as well

as the liability

for estimated losses

at period end

was not

considered
material for the Corporation..
Servicing agreements

relating to

the mortgage-backed

securities programs

of FNMA,

FHLMC and

GNMA, and

to mortgage

loans
sold or serviced to certain other investors, including FHLMC,

require the Corporation to advance funds to

make scheduled payments
of

principal, interest,

taxes

and

insurance, if

such

payments have

not

been

received from

the

borrowers.

At

June

30,

2023, the
Corporation serviced

$
10.4

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
53

million

(December

31,

2022

-

$
42

million).

To

the

extent

the

mortgage

loans

underlying

the

Corporation’s
servicing portfolio experience

increased delinquencies, the Corporation

would be required

to dedicate additional

cash resources to
comply with its obligation to advance funds as well

as incur additional administrative costs related

to increases in collection efforts.
Popular,

Inc. Holding

Company (“PIHC”) fully

and unconditionally guarantees

certain borrowing

obligations issued by

certain of

its
100
% owned consolidated subsidiaries amounting to

$
94

million at June 30, 2023

and December 31, 2022. In

addition, at June 30,

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
Financial instruments with

off-balance sheet credit

risk, whose contract

amounts represent potential credit

risk as of

the end of

the
periods presented were as follows:
(In thousands) June 30, 2023 December 31, 2022
Commitments to extend credit:
Credit card lines $
6,008,516
$
5,853,990
Commercial and construction lines of credit
4,381,533
4,425,825
Other consumer unused credit commitments

249,211
250,271
Commercial letters of credit
2,256
3,351
Standby letters of credit
29,404
27,868
Commitments to originate or fund mortgage loans
43,593
45,170
At June

30, 2023

and December

31, 2022,

the Corporation

maintained a

reserve of

approximately $
11.6

million and

$
8.8

million,
respectively, for potential losses associated with unfunded loan commitments related to commercial

and construction lines of credit.
Other commitments
At June

30, 2023

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
380

million, of which

$
351

million were outstanding

($
374

million and $
327

million at December

31, 2022). Of

the amount
outstanding,

$
325

million

consists

of

loans

and

$
26

million

are

securities

($
302

million

and

$
25

million

at

December 31,

2022).
Substantially all

of the

amount outstanding

at June

30, 2023

and December

31, 2022

were obligations

from various

Puerto Rico
municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its
good

faith,

credit

and

unlimited taxing

power,

or

“special

obligations”

of

a

municipality,

to

which

the

applicable

municipality

has
pledged other revenues. At June 30, 2023,
74
% of the Corporation’s exposure to municipal loans and

securities was concentrated in
the

municipalities

of

San

Juan,

Guaynabo,

Carolina

and

Caguas.

In

July

2023,

the

Corporation

received

scheduled

principal
payments amounting to $
34

million from various obligations from Puerto

Rico municipalities.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government
according to their maturities as of June 30, 2023:
(In thousands)
Investment
Portfolio Loans Total Outstanding Total Exposure
Central Government
After 1 to 5 years
$
10
$
-
$
10
$
10
After 5 to 10 years
1
-
1
1
After 10 years
30
-
30
30
Total Central

Government
41
-
41
41
Municipalities
Within 1 year
4,730
13,089
17,819
42,819
After 1 to 5 years
20,282
115,804
136,086
140,086
After 5 to 10 years
1,025
146,681
147,706
147,706
After 10 years
-
49,831
49,831
49,831
Total Municipalities
26,037
325,405
351,442
380,442
Total Direct Government

Exposure
$
26,078
$
325,405
$
351,483
$
380,483
In addition,

at June

30, 2023,

the Corporation had

$
240

million in

loans insured

or securities issued

by Puerto

Rico governmental
entities but for

which the principal

source of

repayment is non-governmental

($
251

million at December

31, 2022). These

included
$
199

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

30, 2023,

$
40
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
12

million of

Small Business

Administration (“SBA”)

loans under

the Paycheck
Protection Program (“PPP”) and

$
71

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

Statements.
At June 30, 2023, the Corporation has operations in the United States Virgin Islands (the “USVI”) and has approximately $
28

million
in direct

exposure to

USVI government entities

(December 31, 2022

- $
28

million). The

USVI has

been experiencing a

number of
fiscal and economic challenges

that could adversely

affect the ability

of its public

corporations and instrumentalities to

service their
outstanding debt obligations.

At June 30, 2023, the

Corporation has operations in the British

Virgin Islands (“BVI”), which

was negatively affected by the

COVID-
19 pandemic, particularly as a

reduction in the tourism activity

which accounts for a significant

portion of its economy.

Although the

Corporation has

no significant

exposure to

a single

borrower in

the BVI,

it has

a loan

portfolio amounting

to approximately

$
207
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
20.1

million as
of June

30, 2023.

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

order dismissing

the complaint.

On

March 23,

2023, Plaintiffs

filed

a

Petition for

Rehearing and/or

Rehearing
en

Banc
,

which is
pending resolution.

Insufficient Funds and Overdraft Fees Class Actions
Popular

was

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

overdraft fees

(“OD

Fees”) on

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
In

October

2021,

the

District

Court,

notwithstanding that

BPPR’s

Motion

to

Dismiss

remained

pending

resolution,

held

an

initial
scheduling

conference

and,

thereafter,

issued

a

trial

management

order

where

it

scheduled

the

deadline

for

all

discovery

for
November

2022,

and

several

other

trial-related

deadlines

for

June

2023.

During

a

mediation

hearing held

in

October

2022,

the
parties

reached a

settlement in

principle on

a class-wide

basis subject

to

final

court

approval. In

January 2023,

the

parties filed
before the Court a

motion for preliminary approval

of the settlement agreement

and, on March 31,

2023, the Court issued

an order
granting preliminary approval of the settlement agreement.

The final approval hearing is scheduled for September 8,

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

Popular. In

June 2022, after

serving Plaintiff
with a written notice of election to arbitrate the claims asserted in the complaint which went unanswered, Popular Bank (“PB”) filed a
Pre-Motion Conference motion related to a new Motion to Compel Arbitration. After Plaintiff responded to the Pre-Motion conference
motion, the Court allowed PB

to file its Motion

to Compel Arbitration, which it

did in September 2022. Plaintiff

opposed such motion
in October 2022, and PB filed its reply in November

2022.

On December 9, 2022, the

Court issued a Decision and

Order denying PB’s Motion to

Compel Arbitration. On December 20, 2022,
PB filed a Notice of

Appeal with the United States

Court of Appeals for the Second

Circuit. PB filed its appeal brief

on April 5, 2023
and Plaintiff

filed his opposition

brief on July

5, 2023. PB

filed its

reply brief on

July 26,

2023.

The matter is

now fully briefed

and
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

June

30,

2023,

was

named

as

a

respondent

(among

other

broker-dealers)

in
6

pending

arbitration

proceedings with

initial claimed

amounts of

approximately $
5.88

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
Securities concerning Puerto Rico bonds and closed-end investment companies that invest primarily in Puerto

Rico bonds. Adverse
results in the arbitration proceedings described above

could have a material adverse effect on Popular.

Note 22 – Non-consolidated variable interest

entities
The Corporation is

involved with
three

statutory trusts which

it created to

issue trust preferred

securities to the

public. These trusts
are deemed to be variable interest entities (“VIEs”) since the equity investors at risk have no substantial decision-making rights. The
Corporation does not

hold any variable

interest in the

trusts, and therefore,

cannot be the

trusts’ primary beneficiary.

Furthermore,
the

Corporation concluded

that

it did

not

hold

a

controlling financial

interest

in

these

trusts

since the

decisions

of

the

trusts

are
predetermined through

the trust

documents and the

guarantee of

the trust

preferred securities is

irrelevant since

in substance

the
sponsor is guaranteeing its own debt.
Also, the

Corporation is

involved with

various special

purpose entities

mainly in

guaranteed mortgage

securitization transactions,
including

GNMA

and

FNMA.
The

Corporation

has

also

engaged

in

securitization

transactions

with

FHLMC,

but

considers

its
exposure in the form of servicing fees and servicing advances not to be significant at June 30, 2023 . These special purpose entities are deemed

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

June 30, 2023

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

The following

table presents

the carrying

amount and

classification of

the assets

related to

the Corporation’s

variable interests

in
non-consolidated VIEs

and the

maximum exposure

to loss

as a

result of

the Corporation’s

involvement as

servicer of

GNMA and
FNMA loans at June 30, 2023 and December 31,

2022.

(In thousands) June 30, 2023 December 31, 2022
Assets
Servicing assets:
Mortgage servicing rights $
95,714
$
99,614
Total servicing

assets

$
95,714
$
99,614
Other assets:
Servicing advances $
6,103
$
6,157
Total other assets $
6,103
$
6,157
Total assets $
101,817
$
105,771
Maximum exposure to loss $
101,817
$
105,771
The size of

the non-consolidated VIEs,

in which the

Corporation has a

variable interest in

the form

of servicing fees,

measured as
the total unpaid principal balance of the loans, amounted

to $
7.5

billion at June 30, 2023 (December 31, 2022 -

$
7.7

billion).
The Corporation

determined that

the maximum

exposure to

loss includes

the fair

value of

the MSRs

and the

assumption that

the
servicing advances at June 30, 2023 and December 31, 2022, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they

are guaranteed by the related agencies.
ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is

involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed

since

their

initial

evaluation.

The

Corporation

concluded

that

it

is

still

not

the

primary

beneficiary

of

these

VIEs,

and
therefore, these VIEs are not required to be consolidated

in the Corporation’s financial statements at June 30, 2023.

Note 23 – Related party transactions
The Corporation

considers its

equity method

investees as

related parties.

The following

provides information

on transactions

with
equity method investees considered related parties.
EVERTEC
Until

August

15,

2022,

the

Corporation

had

an

investment

in

Evertec,

Inc.

(“Evertec”)

which

provides

various

processing

and
information

technology services

to

the

Corporation and

its

subsidiaries

and

gave

BPPR

access to

the

ATH

network owned

and
operated

by

Evertec.

This

investment

was

accounted

for

under

the

equity

method.

The

Corporation

recorded

$
1.2

million

in
dividends from its investment in Evertec during

the six months ended June 30, 2022.
On July

1, 2022,

BPPR completed

the acquisition

of certain

assets from

Evertec Group,

LLC (“Evertec

Group”) to

service certain
BPPR

channels.

In

connection

with

this

transaction,

BPPR

also

entered

into

amended

and

restated

service

agreements

with
Evertec Group

pursuant to

which Evertec

Group continues

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

its
proportionate share

of Evertec’s

income (loss)

and changes

in stockholder’s

equity under

the equity

method of

accounting in

the
third quarter of 2022.
The following

table presents

the Corporation’s

proportionate share

of Evertec’s

income (loss)

and changes

in stockholders’

equity
for the quarter and six months ended June 30,

2022.
Quarter ended Six months ended
(In thousands) June 30, 2022 June 30, 2022
Share of income from the investment in Evertec $
5,480
$
11,827
Share of other changes in Evertec's stockholders' equity
1,410
3,168
Share of Evertec's changes in equity recognized in income $
6,890
$
14,995
The following table presents

the impact of transactions and

service payments between the Corporation and Evertec

(as an affiliate)
and their impact on the results

of operations for the quarter and six months

ended June 30, 2022. Items that represent

expenses to
the Corporation are presented with parenthesis.
Quarter ended Six months ended
(In thousands) June 30, 2022 June 30, 2022 Category
Interest expense on deposits $
(135)
$
(267)
Interest expense
ATH and credit cards interchange

income from services to Evertec
7,272
13,955
Other service fees
Rental income charged to Evertec
1,577
3,258
Net occupancy
Processing fees on services provided by Evertec
(66,459)
(128,681)
Professional fees
Other services provided to Evertec
202
420
Other operating expenses
Total $
(57,543)
$
(111,315)
Centro Financiero BHD, S.A.
At June 30, 2023, the Corporation had

a
15.84
% equity interest in Centro Financiero BHD,

S.A. (“BHD”), one of the largest banking
and financial

services groups

in the

Dominican Republic.

During the

six months

ended June

30, 2023,

the Corporation

recorded
$
32.3

million in

equity pickup

from

its investment

in BHD

(June 30,

2022 -

$
20.5

million),

which had

a carrying

amount of

$
218
million at June 30, 2023 (December 31, 2022 - $
199.8

million). The Corporation received $
14.1

million in cash dividend distributions

and $
2.1

million in

stock dividends

during the

six months

ended June

30, 2023

from its

investment in

BHD (June

30, 2022

- $
16
million cash dividends).

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
For the six months ended June 30, 2023 administrative fees charged to these investment companies amounted to $
1.1

million (June
30, 2022 -
1.3

million) and waived fees amounted to $
0.4

million (June 30, 2022 - $
0.5

million), for a net fee of $
0.7

million (June 30,
2022 - $
0.8

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
Fair Value on a Recurring and Nonrecurring Basis
The following fair value hierarchy tables

present information about the Corporation’s assets

and liabilities measured at fair value

on
a recurring basis at June 30, 2023 and December

31, 2022:

At June 30, 2023
(In thousands) Level 1 Level 2 Level 3 Measured at NAV Total
RECURRING FAIR VALUE

MEASUREMENTS
Assets

Debt securities available-for-sale:
U.S. Treasury securities $
2,854,502
$
8,113,480
$
-
$
-
$
10,967,982
Collateralized mortgage obligations - federal
agencies
-
148,052
-
-
148,052
Mortgage-backed securities
-
6,124,495
655
-
6,125,150
Other
-
33
1,000
-
1,033
Total debt securities

available-for-sale
$
2,854,502
$
14,386,060
$
1,655
$
-
$
17,242,217
Trading account debt securities, excluding
derivatives:
U.S. Treasury securities $
13,338
$
-
$
-
$
-
$
13,338
Obligations of Puerto Rico, States and political
subdivisions
-
61
-
-
61
Collateralized mortgage obligations
-
42
56
-
98
Mortgage-backed securities
-
15,184
163
-
15,347
Other
-
-
191
-
191
Total trading account

debt securities, excluding
derivatives $
13,338
$
15,287
$
410
$
-
$
29,035
Equity securities $
-
$
35,541
$
-
$
303
$
35,844
Mortgage servicing rights
-
-
121,249
-
121,249
Loans held-for-sale
-
9,509
-
-
9,509
Derivatives

-
24,346
-
-
24,346
Total assets measured

at fair value on a
recurring basis $
2,867,840
$
14,470,743
$
123,314
$
303
$
17,462,200
Liabilities
Derivatives $
-
$
(21,575)
$
-
$
-
$
(21,575)
Total liabilities measured

at fair value on a
recurring basis $
-
$
(21,575)
$
-
$
-
$
(21,575)

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
The

following

table summarizes

the difference

between the

aggregate fair

value

and the

aggregate unpaid

principal

balance

for
mortgage loans held for sale measured at fair value

as of June 30,2023.
(In thousands) June 30, 2023
Aggregate Unpaid
Fair Value Principal Balance Difference
Loans held for sale $
9,509
$
9,648
$
(139)
No

loans held for sell were 90 or more days past

due or on nonaccrual status as of June 30,2023.
During the quarter and six months ended

June 30,2023, the Corporation recognized an unrealized loss

of $
197

thousand and $
128
thousand, respectively,

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
Six months ended June 30, 2023
(In thousands) Level 1 Level 2 Level 3 Total
NONRECURRING FAIR VALUE

MEASUREMENTS
Assets

Write-downs
Loans [1] $
-
$
-
$
18,923
$
18,923
$
(7,092)
Other real estate owned [2]
-
-
2,815
2,815
(656)
Other foreclosed assets [2]
-
-
41
41
(9)
Total assets measured

at fair value on a nonrecurring basis
$
-
$
-
$
21,779
$
21,779
$
(7,757)
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
6,694
$
6,694
$
(1,183)
Other real estate owned
[2]
-
-
2,161
2,161
(769)
Total assets measured

at fair value on a nonrecurring basis
$
-
$
-
$
8,855
$
8,855
$
(1,952)
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
The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six months ended June 30, 2023 and 2022.
Quarter ended June 30, 2023
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
$
127,475
$
129,605
Gains (losses) included in earnings
-
-
-
-
(8)
(6,217)
(6,225)
Additions
-
-
4
-
-
739
743
Sales
-
-
-
-
-
(1,269)
(1,269)
Settlements
-
-
(36)
(25)
-
521
460
Balance at June 30, 2023 $
655
$
1,000
$
56
$
163
$
191
$
121,249
$
123,314
Changes in unrealized gains (losses) included
in earnings relating to assets still held at June
30, 2023 $
-
$
-
$
-
$
-
$
9
$
(2,732)
$
(2,723)

Six months ended June 30, 2023
MBS Other MBS Other
classified securities CMOs classified securities
as debt
classified as

classified as trading classified
securities

debt securities
as trading account as trading Mortgage
available- available- account debt

debt
account debt servicing Total
(In thousands) for-sale for-sale securities securities securities rights assets
Balance at January 1, 2023 $
711
$
1,000
$
113
$
215
$
207
$
128,350
$
130,596
Gains (losses) included in earnings
-
-
-
(2)
(16)
(7,593)
(7,611)
Gains (losses) included in OCI
(6)
-
-
-
-
-
(6)
Additions
-
-
4
-
-
1,240
1,244
Sales
-
-
-
-
-
(1,269)
(1,269)
Settlements
(50)
-
(61)
(50)
-
521
360
Balance at June 30, 2023 $
655
$
1,000
$
56
163
$
191
$
121,249
$
123,314
Changes in unrealized gains (losses) included
in earnings relating to assets still held at June
30, 2023 $
-
$
-
$
-
$
(1)
$
18
$
(1,447)
$
(1,430)
Quarter ended June 30, 2022
MBS Other Other
classified securities CMOs securities
as debt classified as classified classified
securities debt securities as trading as trading Mortgage
available- available- account debt account debt servicing Total Contingent Total
(In thousands) for-sale for-sale securities securities rights assets consideration liabilities
Balance at

March 31, 2022
$
793
$
-
$
174
$
267
$
125,358
$
126,592
$
9,241
$
9,241
Gains (losses) included in earnings
-
-
-
(3)
2,258
2,255
-
-
Gains (losses) included in OCI
11
-
-
-
-
11
-
-
Additions
-
500
-
-
2,261
2,761
-
-
Settlements
(25)
-
(22)
-
-
(47)
-
-
Balance at June 30, 2022 $
779
$
500
$
152
$
264
$
129,877
$
131,572
$
9,241
$
9,241
Changes in unrealized gains
(losses) included in earnings
relating to assets still held at June
30, 2022 $
-
$
-
$
(1)
$
2
$
5,318
$
5,319
$
-
$
-
Six months ended June 30, 2022
MBS Other Other
classified securities CMOs securities
as debt classified as classified classified
securities debt securities as trading as trading Mortgage
available- available- account debt account debt servicing Total Contingent Total
(In thousands) for-sale for-sale securities securities rights assets consideration liabilities
Balance at January 1,

2022
$
826
$
-
$
198
$
280
$
121,570
$
122,874
$
9,241
$
9,241
Gains (losses) included in earnings
-
-
(1)
(16)
3,275
3,258
-
-
Gains (losses) included in OCI
3
-
-
-
-
3
-
-
Additions
-
500
2
-
5,032
5,534
-
-
Settlements
(50)
-
(47)
-
-
(97)
-
-
Balance at June 30, 2022 $
779
$
500
$
152
$
264
$
129,877
$
131,572
$
9,241
$
9,241
Changes in unrealized gains
(losses) included in earnings
relating to assets still held at June
30, 2022 $
-
$
-
$
(1)
$
7
$
9,571
$
9,577
$
-
$
-

Gains and losses (realized and

unrealized) included in earnings for the quarters

and six months ended June 30,

2023 and 2022 for
Level 3 assets and liabilities included in the

previous tables are reported in the consolidated statement

of operations as follows:
Quarter ended June 30, 2023 Six months ended June 30, 2023
Changes in unrealized Changes in unrealized
Total gains gains (losses) relating to Total gains gains (losses) relating to
(losses) included assets still held at (losses) included assets still held at
(In thousands) in earnings reporting date in earnings reporting date
Mortgage banking activities $
(6,217)
$
(2,732)
$
(7,593)
$
(1,447)
Trading account profit (loss)
(8)
9
(18)
17
Total

$
(6,225)
$
(2,723)
$
(7,611)
$
(1,430)
Quarter ended June 30, 2022 Six months ended June 30, 2022
Changes in unrealized Changes in unrealized
Total gains gains (losses) relating to Total gains gains (losses) relating to
(losses) included assets still held at (losses) included assets still held at
(In thousands) in earnings reporting date in earnings reporting date
Mortgage banking activities $
2,258
$
5,318
$
3,275
$
9,571
Trading account profit (loss)
(3)
1
(17)
6
Total

$
2,255
$
5,319
$
3,258
$
9,577

The following

tables include

quantitative information

about significant

unobservable inputs

used to

derive the

fair value

of Level

3
instruments, excluding those instruments

for which the

unobservable inputs were not

developed by the

Corporation such as

prices
of prior transactions and/or unadjusted third-party pricing

sources at June 30, 2023 and 2022.
Fair value at

June 30,
(In thousands) 2023 Valuation technique Unobservable inputs Weighted average (range) [1]
CMO's - trading $
56
Discounted cash flow model Weighted average life
0.2

years (
0.2

-
0.4

years)
Yield
4.9
% (
4.9
% -
5.4
%)
Prepayment speed
7.9
% (
7.7
% -
25
%)
Other - trading $
191
Discounted cash flow model Weighted average life
2.5

years
Yield
12.0%
Prepayment speed
10.8%
Loans held-in-portfolio $
18,854
[2]
External appraisal Haircut applied on
external appraisals
12.0
% (
5.0
% -
20.0
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
152
Discounted cash flow model Weighted average life
0.6

years (
0.3

-
0.8

years)
Yield
4.2
% (
4.2
% -
4.8
%)
Prepayment speed
12.5
% (
12
.0% -
16.3
%)
Other - trading $
264
Discounted cash flow model Weighted average life
2.9

years
Yield
12.0%
Prepayment speed
10.8%
Contingent consideration $
(9,241)
Probability weighted
discounted cash flows Discount rate
2.52
%
Loans held-in-portfolio $
3,779
[2]
External appraisal Haircut applied on
external appraisals
12.6
%
Other real estate owned $
76
[3]
External appraisal Haircut applied on
external appraisals
5
.0%
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

June 30, 2023
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Assets:
Cash and due from banks $
476,642
$
476,642
$
-
$
-
$
-
$
476,642
Money market investments
8,593,476
8,587,418
6,058
-
-
8,593,476
Trading account debt securities, excluding

derivatives
[1]
29,035
13,338
15,287
410
-
29,035
Debt securities available-for-sale
[1]
17,242,217
2,854,502
14,386,060
1,655
-
17,242,217
Debt securities held-to-maturity:
U.S. Treasury securities $
8,336,569
$
-
$
8,206,858
$
-
$
-
$
8,206,858
Obligations of Puerto Rico, States and political
subdivisions
60,326
-
-
60,676
-
60,676
Collateralized mortgage obligation-federal agency
1,566
-
1,440
16
-
1,456
Securities in wholly owned statutory business trusts
5,960
-
5,960
-
-
5,960
Total debt securities

held-to-maturity
$
8,404,421
$
-
$
8,214,258
$
60,692
$
-
$
8,274,950
Equity securities:
FHLB stock $
50,357
$
-
$
50,357
$
-
$
-
$
50,357
FRB stock
100,267
-
100,267
-
-
100,267
Other investments
41,749
-
35,541
6,771
303
42,615
Total equity securities $
192,373
$
-
$
186,165
$
6,771
$
303
$
193,239
Loans held-for-sale $
55,421
$
-
$
55,421
$
-
$
-
$
55,421
Loans held-in-portfolio
32,330,722
-
-
30,758,440
-
30,758,440
Mortgage servicing rights
121,249
-
-
121,249
-
121,249
Derivatives
24,346
-
24,346
-
-
24,346
June 30, 2023
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Liabilities:
Deposits:
Demand deposits $
56,002,966
$
-
$
56,002,966
$
-
$
-
$
56,002,966
Time deposits
8,001,852
-
7,655,442
-
-
7,655,442
Total deposits $
64,004,818
$
-
$
63,658,408
$
-
$
-
$
63,658,408
Assets sold under agreements to repurchase $
123,205
$
-
$
123,185
$
-
$
-
$
123,185
Notes payable:
FHLB advances $
412,632
$
-
$
388,283
$
-
$
-
$
388,283
Unsecured senior debt securities
693,085
-
696,103
-
-
696,103
Junior subordinated deferrable interest debentures
(related to trust preferred securities)
198,332
-
169,879
-
-
169,879
Total notes payable $
1,304,049
$
-
$
1,254,265
$
-
$
-
$
1,254,265
Derivatives $
21,575
$
-
$
21,575
$
-
$
-
$
21,575
[1]
Refer to Note 24 to the Consolidated Financial Statements

for the fair value by class of financial asset and its hierarchy level.

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

30, 2023

and December

31, 2022

is $
10.6

billion and

$
10.5

billion,
respectively,

and represents the

unused portion of

credit facilities

granted to customers.

The notional amount

of letters of

credit at
June 30,

2023 and

December 31,

2022 is

$
32

million and

$
31

million, respectively,

and represents

the contractual

amount that

is
required to be

paid in the

event of nonperformance. The

fair value of

commitments to extend

credit and letters

of credit, which

are
based on the fees charged to enter into those

agreements, are not material to Popular’s

financial statements.

Note 26 – Net income per common share
The following table sets

forth the computation of

net income per common

share (“EPS”), basic and

diluted, for the quarters

and six
months ended June 30, 2023 and 2022:
Quarters ended June 30,
Six

months ended June 30,
(In thousands, except per share information) 2023 2022 2023 2022
Net income $
151,160
$
211,421
$
310,139
$
423,107
Preferred stock dividends
(353)
(353)
(706)
(706)
Net income applicable to common stock $
150,807
$
211,068
$
309,433
$
422,401
Average common shares outstanding
71,690,396
76,171,784
71,616,498
77,301,469
Average potential dilutive common shares

18,807
115,099
47,805
124,805
Average common shares outstanding - assuming dilution
71,709,203
76,286,883
71,664,303
77,426,274
Basic EPS $
2.10
$
2.77
$
4.32
$
5.46
Diluted EPS $
2.10
$
2.77
$
4.32
$
5.46
For the quarters

and six months ended June 30, 2023 and 2022, the

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
The

following

table

presents

the

Corporation’s

revenue

streams

from

contracts

with

customers

by

reportable

segment

for

the
quarters and six months ended June 30, 2023 and

2022
.
Quarter ended June 30,
Six

months ended June 30,
(In thousands) 2023 2023
BPPR Popular U.S. BPPR Popular U.S.
Service charges on deposit accounts $
35,253
$
2,528
$
67,405
$
5,054
Other service fees:
Debit card fees
13,377
223
26,325
441
Insurance fees, excluding reinsurance
12,152
1,288
22,950
2,595
Credit card fees, excluding late fees and membership

fees
38,392
336
74,566
915
Sale and administration of investment products
6,076
-
12,634
-
Trust fees
6,868
-
12,764
-
Total revenue from

contracts with customers [1]
$
112,118
$
4,375
$
216,644
$
9,005
[1] The amounts include intersegment transactions of $
2.2

million and $
3.8

million, respectively, for the

quarter and six months ended June 30, 2023.
Quarter ended June 30,
Six

months ended June 30,
(In thousands) 2022 2022
BPPR Popular U.S. BPPR Popular U.S.
Service charges on deposit accounts $
38,993
$
2,816
$
76,978
$
5,544
Other service fees:
Debit card fees
12,660
222
24,222
439
Insurance fees, excluding reinsurance
9,982
1,374
20,020
2,696
Credit card fees, excluding late fees and membership

fees
34,785
311
65,007
635
Sale and administration of investment products
6,017
-
11,808
-
Trust

fees
6,358
-
12,507
-
Total revenue from

contracts with customers [1]
$
108,795
$
4,723
$
210,542
$
9,314
[1] The amounts include intersegment transactions of $
3.5

million and $
5

million, respectively, for the

quarter and six months ended June 30, 2022.
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
31.5
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
June 30, 2023
(In thousands)
Remaining
2023 2024 2025 2026 2027
Later
Years
Total Lease
Payments
Less:
Imputed
Interest Total
Operating Leases $
15,095
$
29,153
$
26,326
$
17,935
$
12,709
$
48,893
$
150,111
$
(18,674)
$
131,437
Finance Leases
3,192
3,991
4,084
3,839
2,468
9,346
26,920
(2,829)
24,091
The following table presents the lease cost recognized

by the Corporation in the Consolidated

Statements of Operations as follows:
Quarters ended June 30,
Six

months ended June 30,
(In thousands) 2023 2022 2023 2022
Finance lease cost:
Amortization of ROU assets $
1,071
$
686
$
1,895
$
1,445
Interest on lease liabilities
234
279
530
587
Operating lease cost
7,800
7,660
15,654
15,287
Short-term lease cost
148
113
221
168
Variable lease cost
45
30
101
53
Sublease income
(17)
(10)
(26)
(19)
Total lease cost [1] $
9,281
$
8,758
$
18,375
$
17,521
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
Operating cash flows from operating leases $
15,480
$
15,005
Operating cash flows from finance leases
530
587
Financing cash flows from finance leases
2,645
1,592
ROU assets obtained in exchange for new lease obligations:
Operating leases $
1,623
$
1,806
Finance leases
1,796
556
Weighted-average remaining lease term:
Operating leases
7.4
years
7.5
years
Finance leases
8.0
years
8.5
years
Weighted-average discount rate:
Operating leases
3.1
%
2.8
%
Finance leases
3.9
%
4.3
%
As of June 30, 2023,

the Corporation has additional operating leases contracts that have not yet commenced with an

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
Pension Plans OPEB Plan
Quarter ended June 30, Quarter ended June 30,
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
-
$
-
$
95
$
242
Other operating expenses:

Interest cost
15,774
9,600
3,041
1,966

Expected return on plan assets
(17,183)
(17,694)
-
-

Amortization prior service cost/(credit)
-
-
-
-

Amortization of net loss
10,732
7,822
(1,106)
-
Total net periodic

pension cost
$
9,323
$
(272)
$
2,030
$
2,208
The

Corporation

paid

the

following

contributions

to

the

plans

for

the

six

months

ended

June

30,

2023

and

expects

to

pay

the
following contributions for the year ending December

31, 2023.
For the six months ended For the year ending
(In thousands) June 30, 2023 December 31, 2023
Pension Plans $
114
$
228
OPEB Plan $
3,258
$
5,924

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

The TSR and ROATCE metrics are
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
The

following

table

summarizes

the

restricted

stock

and

performance

shares

activity

under

the

Incentive

Plan

for

members

of
management.

(Not in thousands) Shares
Weighted-Average
Grant Date Fair
Value
Non-vested at December 31, 2021
321,883
$
47.98
Granted
194,791
84.29
Performance Shares Quantity Adjustment
6,947
78.02
Vested

(240,033)
66.11
Forfeited
(1,625)
78.86
Non-vested at December 31, 2022
281,963
$
56.50
Granted
258,018
67.04
Performance Shares Quantity Adjustment
11,499
75.96
Vested

(223,471)
66.77
Forfeited
(15,371)
55.82
Non-vested at June 30, 2023
312,638
$
58.20
During

the

quarter

ended

June

30,

2023,
130,815

shares

of

restricted

stock

(June

30,

2022

–
83,462
)

were

awarded

to
management under the Incentive

Plan. During the

quarters ended June 30,

2023 and 2022,
no

performance shares were awarded
to management

under the

Incentive Plan.

For the

six months

ended June

30, 2023,
200,303

shares of

restricted stock

(June 30,
2022 –
136,046
) and
57,715

performance shares (June 30, 2022 -
56,857
) were awarded to management under the

Incentive Plan.

During the quarter ended June 30, 2023, the Corporation recognized

$
3.3

million of restricted stock expense related to management
incentive awards, with a tax benefit of $
0.8

million (June 30, 2022 - $
2.9

million, with a tax benefit of $
0.7

million). For the six months
ended June 30, 2023, the Corporation recognized $
7.7

million of restricted stock expense related to management incentive awards, with a tax benefit of

$
1.1

million (June 30, 2022 - $
7.5

million, with a tax benefit of

$
1.2

million). For the six months ended June

30,
2023, the fair market value

of the restricted stock and

performance shares vested was $
10.6

million at grant date

and $
13.4

million
at vesting date. This

differential triggers a windfall

of $
1.0

million that was recorded

as a reduction on

income tax expense.

During
the quarter ended June 30, 2023 the Corporation recognized

$
(0.1)

million of performance shares benefit, with a tax expense

of $
(4)
thousand due to

performance shares target

adjustment (June 30,

2022 - $
0.3

million, with a

tax benefit of

$
12

thousand).

For the
six months ended June 30, 2023, the Corporation recognized $
3.5

million of performance shares expense, with a tax benefit of $
0.1
million (June 30,

2022 -

$
4.0

million, with a

tax benefit

of $
0.3

million).

The total

unrecognized compensation cost

related to non-
vested

restricted stock

awards

and performance

shares to

members of

management at

June

30, 2023

was

$
15.8

million

and

is
expected to be recognized over a weighted-average

period of
1.9

years.
The following table summarizes the restricted stock

activity under the Incentive Plan for members of

the Board of Directors:
(Not in thousands)
RSUs / Unrestricted
stock
Weighted-Average

Grant Date Fair
Value per Unit
Non-vested at December 31, 2021 $
-
$
-
Granted
25,321
77.48
Vested

(25,321)
77.48
Forfeited
-
-
Non-vested at December 31, 2022 $
-
$
-
Granted
36,328
54.78
Vested

(36,328)
54.78
Forfeited
-
-
Non-vested at June 30, 2023 $
-
$
-
The

equity

awards

granted

to

members

of

the

Board

of

Directors

of

Popular,

Inc.

(the

“Directors”)

will

vest

and

become

non-
forfeitable on the

grant date of

such award. Effective

in May 2019,

all equity awards

granted to the

Directors may be

paid in either
restricted stock,

unrestricted stock or

RSUs

at each Directors election.

If RSUs are

elected, the Directors may

defer the delivery

of

the shares

of common

stock underlying

the RSUs

award until

their retirement.

To

the extent

that cash

dividends are

paid on

the
Corporation’s outstanding common stock, the

Directors

will receive an additional number

of RSUs that reflect

a reinvested dividend
equivalent.

For 2023

and 2022,

Directors elected

RSUs and

unrestricted stock.

During the

quarter ended

June 30,

2023,
32,999

RSUs and
2,300

unrestricted stocks

were granted

to the

Directors (June

30, 2022

-
23,022

RSUs) and

the Corporation

recognized expense
related

to

these

shares

of

$
1.9

million

with

a

tax

benefit

of

$
0.4

million

(June

30,

2022

-

$
1.8

million

with

a

tax

benefit

of

$
0.3
million).

For

the

six

months

ended

June

30,

2023,

the

Corporation
granted
34,028

RSUs

and
2,300

unrestricted

stocks

to

the
Directors (June 30, 2022 -
23,552

RSUs) and the Corporation recognized $
2.0

million of expense related to these shares, with a tax
benefit of $
0.4

million, (June 30,

2022 - $
1.8

million, with a

tax benefit of

$
0.3

million). The fair

value at vesting

date of the

shares
vested during the six months ended June 30, 2023

for the Directors was $
2.0

million.

Note 31 – Income taxes

The reason for the difference between the income

tax expense applicable to income before provision

for income taxes and the
amount computed by applying the statutory tax rate

in Puerto Rico, were as follows:

Quarters ended
June 30, 2023 June 30, 2022
(In thousands)
Amount

% of pre-tax
income

Amount
% of pre-tax
income
Computed income tax expense at statutory rates

$
72,998
38
% $
103,362
38
%
Net benefit of tax exempt interest income
(27,316)
(14)
(34,397)
(12)
Effect of income subject to preferential tax rate
278
-
(3,097)
(1)
Deferred tax asset valuation allowance
994
1
2,047
-
Difference in tax rates due to multiple jurisdictions
(3,869)
(2)
(6,817)
(3)
State and local taxes
3,037
2
3,566
1
Others
(2,619)
(2)
(452)
-
Income tax expense $
43,503
22
% $
64,212
23
%
Six months ended
June 30, 2023 June 30, 2022
(In thousands)
Amount

% of pre-tax
income

Amount
% of pre-tax
income

Computed income tax expense at statutory rates

$
149,983
38
% $
201,674
38
%
Net benefit of tax exempt interest income
(49,218)
(12)
(77,266)
(15)
Deferred tax asset valuation allowance
(3,572)
(1)
5,938
1
Difference in tax rates due to multiple jurisdictions
(9,039)
(2)
(13,310)
(3)
Effect of income subject to preferential tax rate
(576)
-
(7,042)
(1)
State and local taxes
6,392
2
7,231
1
Others
(4,153)
(1)
(2,534)
-
Income tax expense $
89,817
22
% $
114,691
21
%
For the quarter

and six months

ended June 30,

2023, the Corporation recorded

an income tax

expense of $
43.5

million and $
89.8

million, respectively,

compared to $
64.2

million and

$
114.7

million for

the respective

periods of

2022. The decrease

in income

tax
expense

was due

in essence

to a

lower pre-tax

income, partially

offset

by

lower exempt

income for

the

quarter and

six

months
ended June 30, 2023.
The following table presents a breakdown of the

significant components of the Corporation’s deferred tax assets and liabilities.

June 30, 2023

(In thousands)
PR US Total
Deferred tax assets:
Tax credits available

for carryforward
$
261
$
6,934
$
7,195
Net operating loss and other carryforward available

122,293
649,973
772,266
Postretirement and pension benefits
46,920
-
46,920
Allowance for credit losses
238,377
30,595
268,972
Depreciation
6,033
6,345
12,378
FDIC-assisted transaction
152,665
-
152,665
Lease liability
29,241
21,058
50,299
Unrealized net loss on investment securities

235,339
22,720
258,059
Difference in outside basis from pass-through entities
32,234
-
32,234
Mortgage Servicing Rights
14,700
-
14,700
Other temporary differences
30,222
9,070
39,292
Total gross deferred

tax assets
908,285
746,695
1,654,980
Deferred tax liabilities:
Intangibles
83,032
56,209
139,241
Right of use assets
26,856
18,283
45,139
Deferred loan origination fees/cost
2,096
2,478
4,574
Loans acquired
20,914
-
20,914
Other temporary differences
6,522
422
6,944

Total gross deferred

tax liabilities
139,420
77,392
216,812
Valuation allowance
138,825
398,360
537,185
Net deferred tax asset $
630,040
$
270,943
$
900,983

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
3.6

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
669

million

with

a

valuation

allowance

of
approximately $
398

million, for

a net

deferred tax

asset after

valuation allowance

of approximately

$
271

million. The

Corporation
evaluates

the

realization

of

the

deferred tax

asset

on

a

quarterly

basis

by

taxing

jurisdiction. The

U.S.

operation has

sustained
profitability for

last three

calendar years

and for

the quarter

ended June

30, 2023.

These financial

results demonstrated

financial
stability for the U.S. operations.

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

30, 2023,

after weighting

all

positive and

negative
evidence, the Corporation concluded that it is more likely than not that approximately $
271

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

NPLs inflows and NPA

balances, to
assess the future realization of the deferred

tax asset.
At June 30, 2023, the Corporation’s net deferred tax assets

related to its Puerto Rico operations amounted

to $
630

million.
The Corporation’s Puerto Rico Banking operation is not in a cumulative loss position and has sustained profitability for the last three calendar years and for the quarter ended June 30, 2023. This is considered a strong piece of objectively verifiable positive evidence that

outweighs any

negative

evidence considered

by

management

in

the

evaluation of

the

realization of

the

deferred tax

asset.

Based on

this evidence and

management’s estimate of

future taxable

income, the

Corporation has concluded

that it

is more

likely
than not that such net deferred tax asset of

the Puerto Rico Banking operations will be realized.
The

Holding

Company

operation

is

in

a

cumulative

loss

position,

taking

into

account

taxable

income

exclusive

of

reversing
temporary differences, for the last three calendar years and for the quarter ended June 30, 2023. Management expects these losses
will be a trend

in future years. This objectively verifiable

negative evidence is considered by management strong

negative evidence
that will suggest that income in future years

will be insufficient to support the realization of

all deferred tax assets. After weighting of
all positive

and negative evidence

management concluded, as

of the

reporting date, that

it is

more likely than

not that the

Holding
Company will not be

able to realize any

portion of the deferred tax

assets. Accordingly, the

Corporation has maintained a valuation
allowance on the deferred tax asset of $
139

million as of June 30, 2023.
The reconciliation of unrecognized tax benefits, excluding

interest, was as follows:
(In millions) 2023 2022
Balance at January 1 $
2.5
$
3.5
Balance at March 31 $
2.5
$
3.5
Balance at June 30 $
2.5
$
3.5
At June

30, 2023,

the total

amount of

accrued interest

recognized in the

statement of

financial condition

amounted to

$
2.7

million
(December 31,

2022 -

$
2.6

million). The

total interest

expense recognized

at June

30, 2023

was $
53

thousand, (June

30, 2022–
$
165

thousand).

Management

determined that

at

June

30,

2023

and

December

31,

2022

there

was
no

need

to

accrue

for

the
payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration

of the

effect on

U.S. federal

tax of

unrecognized U.S.

state tax

benefits, the

total amount

of unrecognized

tax
benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $
4.4
million at June 30, 2023 (December 31, 2022 - $
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
months amounting to $
1.5

million.

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

30, 2023 and June 30, 2022
are listed in the following table:
(In thousands) June 30, 2023 June 30, 2022
Non-cash activities:

Loans transferred to other real estate
$
35,133
$
37,434

Loans transferred to other property
34,497
25,836

Total loans transferred

to foreclosed assets
69,630
63,270

Loans transferred to other assets
6,363
4,183

Financed sales of other real estate assets
5,075
4,282

Financed sales of other foreclosed assets
25,409
20,466

Total financed sales

of foreclosed assets
30,484
24,748

Financed sale of premises and equipment
35,492
19,745

Transfers from premises and equipment to

long-lived assets held-for-sale
-
440

Transfers from loans held-in-portfolio to

loans held-for-sale
49,361
9,199

Transfers from loans held-for-sale to loans

held-in-portfolio
2,150
5,773

Loans securitized into investment securities
[1]
24,359
258,998

Trades receivable from brokers and counterparties
6,460
44,474

Trades payable to brokers and counterparties
1,022
10,313

Receivables from investments maturities
124,708
-

Recognition of mortgage servicing rights on securitizations

or asset transfers
1,240
5,032

Loans booked under the GNMA buy-back option
1,165
5,544

Capitalization of lease right of use asset
10,006
4,510
[1]
Includes loans securitized into trading securities and subsequently sold before quarter end.
The following table provides a reconciliation of

cash and due from banks, and restricted cash

reported within the Consolidated
Statement of Financial Condition that sum to the total of

the same such amounts shown in the Consolidated

Statement of Cash
Flows.
(In thousands) June 30, 2023 June 30, 2022
Cash and due from banks $
450,125
$
476,768
Restricted cash and due from banks
26,517
51,822
Restricted cash in money market investments
6,058
6,787
Total cash and due

from banks, and restricted cash
[2] $
482,700
$
535,377
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
For the quarter ended June 30, 2023
Banco Popular

Intersegment

(In thousands) de Puerto Rico Popular U.S. Eliminations
Net interest income $
453,075
$
87,502
$
-
Provision for credit losses
29,345
7,907
-
Non-interest income

143,804
5,887
(134)
Amortization of intangibles
485
310
-
Depreciation expense
11,875
1,885
-
Other operating expenses
386,069
61,151
(134)
Income tax expense
37,303
6,850
-
Net income $
131,802
$
15,286
$
-
Segment assets $
58,392,177
$
12,549,742
$
(442,125)
For the quarter ended June 30, 2023
Reportable

(In thousands) Segments Corporate Eliminations
Total Popular,

Inc.
Net interest income (expense) $
540,577
$
(8,909)
$
-
$
531,668
Provision for credit losses (benefit)
37,252
(60)
-
37,192
Non-interest income
149,557
13,012
(2,098)
160,471
Amortization of intangibles
795
-
-
795
Depreciation expense
13,760
355
-
14,115
Other operating expenses
447,086
(556)
(1,156)
445,374
Income tax expense (benefit)
44,153
(289)
(361)
43,503
Net income $
147,088
$
4,653
$
(581)
$
151,160
Segment assets $
70,499,794
$
5,844,554
$
(5,506,082)
$
70,838,266
For the six months ended June 30, 2023
Banco Popular

Intersegment

(In thousands) de Puerto Rico Popular U.S. Eliminations
Net interest income $
902,895
$
177,588
$
1
Provision for credit losses
75,053
9,972
-
Non-interest income

291,275
12,271
(270)
Amortization of intangibles
969
621
-
Depreciation expense
23,544
3,699
-
Other operating expenses
749,784
124,468
(270)
Income tax expense
80,135
10,826
-
Net income $
264,685
$
40,273
$
1
Segment assets $
58,392,177
$
12,549,742
$
(442,125)
For the six months ended June 30, 2023
Reportable Total
(In thousands)

Segments
Corporate Eliminations Popular, Inc.
Net interest income (expense) $
1,080,484
$
(17,160)
$
-
$
1,063,324
Provision for credit losses (benefit)
85,025
(196)
-
84,829
Non-interest income
303,276
22,726
(3,570)
322,432
Amortization of intangibles
1,590
-
-
1,590
Depreciation expense
27,243
714
-
27,957
Other operating expenses
873,982
(326)
(2,232)
871,424
Income tax expense (benefit)
90,961
(610)
(534)
89,817
Net income $
304,959
$
5,984
$
(804)
$
310,139
Segment assets $
70,499,794
$
5,844,554
$
(5,506,082)
$
70,838,266

2022
For the quarter ended June 30, 2022
Banco Popular

Intersegment

(In thousands) de Puerto Rico

Popular U.S.
Eliminations
Net interest income $
447,794
$
93,431
$
1
Provision for credit losses (benefit)
8,818
588
-
Non-interest income

144,377
4,919
(136)
Amortization of intangibles
485
310
-
Depreciation expense
11,675
1,755
-
Other operating expenses
337,979
55,911
(136)
Income tax expense
53,588
11,697
-
Net income $
179,626
$
28,089
$
1
Segment assets $
60,435,535
$
10,820,953
$
(172,039)
For the quarter ended June 30, 2022
Reportable

(In thousands) Segments Corporate Eliminations
Total Popular,

Inc.
Net interest income (expense) $
541,226
$
(7,364)
$
-
$
533,862
Provision for credit losses (benefit)
9,406
(44)
-
9,362
Non-interest income
149,160
11,567
(3,316)
157,411
Amortization of intangibles
795
-
-
795
Depreciation expense
13,430
294
-
13,724
Other operating expenses
393,754
(547)
(1,448)
391,759
Income tax expense (benefit)
65,285
(335)
(738)
64,212
Net income $
207,716
$
4,835
$
(1,130)
$
211,421
Segment assets $
71,084,449
$
5,456,518
$
(5,039,036)
$
71,501,931
For the six months ended June 30, 2022
Banco Popular

Intersegment
(In thousands) de Puerto Rico Popular U.S.

Eliminations
Net interest income $
862,963
$
179,951
$
2
Provision for credit losses (benefit)
(4,872)
(1,431)
-
Non-interest income

280,239
10,873
(273)
Amortization of intangibles
969
717
-
Depreciation expense
23,192
3,579
-
Other operating expenses
672,857
109,550
(272)
Income tax expense
92,904
23,289
-
Net income $
358,152
$
55,120
$
1
Segment assets $
60,435,535
$
10,820,953
$
(172,039)
For the six months ended June 30, 2022
Reportable Total
(In thousands)

Segments
Corporate Eliminations Popular, Inc.
Net interest income (expense) $
1,042,916
$
(14,742)
$
-
$
1,028,174
Provision for credit losses (benefit)
(6,303)
165
-
(6,138)
Non-interest income
290,839
25,832
(4,568)
312,103
Amortization of intangibles
1,686
-
-
1,686
Depreciation expense
26,771
583
-
27,354
Other operating expenses
782,135
(103)
(2,455)
779,577
Income tax expense (benefit)
116,193
(667)
(835)
114,691
Net income $
413,273
$
11,112
$
(1,278)
$
423,107
Segment assets $
71,084,449
$
5,456,518
$
(5,039,036)
$
71,501,931

Geographic Information
The following information presents selected

financial information based on the

geographic location where the Corporation conducts
its business. The

banking operations of BPPR

are primarily based in

Puerto Rico, where it

has the largest retail

banking franchise.
BPPR

also

conducts

banking

operations

in

the

U.S.

Virgin

Islands,

the

British

Virgin

Islands

and

New

York.

BPPR’s

banking
operations

in

the

United States

include co-branded

credit

cards

offerings

and commercial

lending activities.

BPPR’s

commercial
lending activities in

the U.S., through

its New York

Branch, include periodic

loan participations with

PB. During the

quarter and six
months ended, BPPR participated in

loans originated by PB totaling

$
3
million and $
23

million, respectively (2022 -

$
93

million and
$
93

million,

respectively).

At

June

30,

2023,

total

assets

for

the

BPPR

segment

related

to

its

operations

in

the

United

States
amounted

to

$
1.4

billion

(December

31,

2022

-

$
1.2

billion).

During

the

six

months

ended

June

30,

2023,

the

BPPR

segment
generated

approximately

$
55.5

million

(2022

-

$
26.1

million)

in

revenues from

its

operations

in

the

United

States,

including

net
interest

income,

service

charges

on

deposit

accounts

and

other

service

fees.

In

the

Virgin

Islands,

the

BPPR

segment

offers
banking

products, including

loans

and

deposits. The

BPPR

segment

generated $
22.7

million

in

revenues during

the

six

months
ended June 30, 2023 (2022 - $
22.3

million) from its operations in the U.S. and

British Virgin Islands.

Geographic Information
Quarter ended Six months ended
(In thousands) June 30, 2023 June 30, 2022 June 30, 2023 June 30, 2022
Revenues: [1]

Puerto Rico

$
536,075
$
560,635
$
1,083,978
$
1,088,308

United States
132,720
111,369
257,765
214,543

Other
23,344
19,269
44,013
37,426
Total consolidated

revenues

$
692,139
$
691,273
$
1,385,756
$
1,340,277
[1]
Total revenues include

net interest income, service charges on deposit accounts,

other service fees, mortgage banking activities, net

gain (loss),
including impairment on equity securities, net gain (loss) on trading account debt securities, adjustments to indemnity

reserves on loans sold, and
other operating income.
Selected Balance Sheet Information:
(In thousands) June 30, 2023 December 31, 2022
Puerto Rico

Total assets $
55,719,290
$
53,541,427

Loans
21,323,370
20,884,442

Deposits
53,166,029
51,138,790
United States

Total assets $
13,907,471
$
12,718,775

Loans
11,215,440
10,643,964

Deposits
9,069,798
8,182,702
Other

Total assets $
1,211,505
$
1,377,715

Loans
547,533
554,744

Deposits
[1]
1,768,991
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
and

equipment

leasing

and

financing,

and

insurance

services

through

specialized

subsidiaries.

In

the

U.S.

mainland,

the
Corporation provides

retail, mortgage

and

commercial banking

services, as

well as

equipment leasing

and

financing, through

its
New

York-chartered

banking

subsidiary,

Popular

Bank

(“PB”

or

“Popular U.S.”),

which

has

branches

located

in

New

York,

New
Jersey

and

Florida.

Note

33

to

the

Consolidated

Financial

Statements

presents

information

about

the

Corporation’s

business
segments.
SIGNIFICANT EVENTS

Redemption of Senior Notes
On March

13, 2023,

the Corporation

issued $400

million aggregate

principal amount

of 7.25%

Senior Notes

due 2028

(the “2028
Notes”) in an underwritten public offering. On July 14, 2023, the Corporation announced that it will use a portion of the net proceeds
of the

2028 Notes

offering to

redeem, on

August 14,

2023, the

outstanding $300 million

aggregate principal amount

of its

6.125%
Senior Notes

due September

2023. The

redemption price

will be

equal to

100% of

the principal

amount plus

accrued and

unpaid
interest through the redemption date.
OVERVIEW
Table 1 provides selected financial data and performance indicators for the quarters ended

June 30, 2023 and 2022.

Table 1 - Financial Highlights
Financial Condition Highlights
Ending balances at

Average for the six months ended
(In thousands)
June 30,
2023
December 31,
2022 Variance
June 30,
2023
June 30,
2022 Variance
Money market investments $ 8,593,476 $ 5,614,595 $ 2,978,881 $ 6,799,452 $ 13,128,977 $ (6,329,525)
Investment securities 25,874,316 26,553,317 (679,001) 27,343,940 28,174,976 (831,036)
Loans 33,086,343 32,083,150 1,003,193 32,367,113 29,574,964 2,792,149
Earning assets 67,554,135 64,251,062 3,303,073 66,510,505 70,878,917 (4,368,412)
Total assets 70,838,266 67,637,917 3,200,349 69,519,264 73,961,645 (4,442,381)
Deposits 64,004,818 61,227,227 2,777,591 61,669,930 66,071,560 (4,401,630)
Borrowings 1,427,254 1,400,319 26,935 1,284,454 1,048,084 236,370
Total liabilities 66,273,257 63,544,492 2,728,765 63,806,260 68,056,588 (4,250,328)
Stockholders’ equity 4,565,009 4,093,425 471,584 5,713,004 5,905,057 (192,053)
Note: Average balances exclude unrealized gains or losses on debt securities available-for-sale.

Operating Highlights Quarters ended June 30, Six months ended June 30,
(In thousands, except per share information) 2023 2022 Variance 2023 2022 Variance
Net interest income

$ 531,668 $ 533,862 $ (2,194) $ 1,063,324 $ 1,028,174 $ 35,150
Provision for credit losses (benefit) 37,192 9,362 27,830 84,829 (6,138) 90,967
Non-interest income 160,471 157,411 3,060 322,432 312,103 10,329
Operating expenses 460,284 406,278 54,006 900,971 808,617 92,354
Income before income tax 194,663 275,633 (80,970) 399,956 537,798 (137,842)
Income tax expense 43,503 64,212 (20,709) 89,817 114,691 (24,874)
Net income $ 151,160 $ 211,421 $ (60,261) $ 310,139 $ 423,107 $ (112,968)
Net income applicable to common stock $ 150,807 $ 211,068 $ (60,261) $ 309,433 $ 422,401 $ (112,968)
Net income per common share – basic $ 2.10 $ 2.77 $ (0.67) $ 4.32 $ 5.46 $ (1.14)
Net income per common share – diluted $ 2.10 $ 2.77 $ (0.67) $ 4.32 $ 5.46 $ (1.14)
Dividends declared per common share $ 0.55 $ 0.55 $ ― $ 1.10 $ 1.10 $ ―
Quarters ended June 30, Six months ended June 30,
Selected Statistical Information 2023 2022 2023 2022
Common Stock Data

End market price
$ 60.52 76.93 $ 60.52 76.93

Book value per common share at period end
63.00 55.78 63.00 55.78
Profitability Ratios

Return on assets
0.85% 1.17% 0.89% 1.15%

Return on common equity
9.26 14.58 9.63 14.48

Net interest spread
2.50 3.00 2.59 2.84

Net interest spread (taxable equivalent) - Non-GAAP
2.65 3.36 2.78 3.16

Net interest margin
3.14 3.09 3.18 2.92

Net interest margin (taxable equivalent) - Non-GAAP
3.29 3.45 3.37 3.24
Capitalization Ratios

Average equity to average assets
8.24% 8.06% 8.22% 7.98%

Common equity Tier 1 capital
16.87 16.39 16.87 16.39

Tier I capital

16.93 16.46 16.93 16.46

Total capital
18.74 18.29 18.74 18.29

Tier 1 leverage
8.40 7.56 8.40 7.56

Net interest income on a taxable equivalent basis

– Non-GAAP Financial Measure
The Corporation’s

interest earning

assets include

investment securities

and loans

that are

exempt from

income tax,

principally in
Puerto Rico.

The main

sources of

tax-exempt interest

income are

certain investments

in obligations

of the

U. S.

Government, its
agencies and

sponsored entities,

certain obligations

of the

Commonwealth of

Puerto Rico

and/or its

agencies and

municipalities,
and assets

held by the

Corporation’s international banking

entities. To

facilitate the comparison

of interest related

to these

assets,
the

interest

has

been

converted

to

a

taxable

equivalent

basis,

using

the

applicable

statutory

income

tax

rates

for

each

period.

According to the

Puerto Rico tax

law, a

portion of interest

cost, based on

an equal proportion

of tax-exempt assets to

total assets,
and an

allocation of

general and

administrative expenses

should be

attributed to

exempt income,

reducing the

benefit of

the tax
exempt income, and as such

the disallowance of such

deduction is considered in the

taxable equivalent computation. The effective
yield, on

a taxable

equivalent basis, will

vary depending on

the level

of these expenses

that are

attributed to the

available exempt
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

June

30,

2023

as

compared

with

the

same

period

in

2022,
segregated by major categories of interest earning

assets and interest-bearing liabilities.
Non-GAAP financial measures

used by

the Corporation may

not be

comparable to

similarly named

non-GAAP financial measures
used by other companies.
Financial highlights for the quarter ended June 30, 2023
●

For the

quarter ended

June 30,

2023,

the Corporation

recorded net

income of

$ 151.2

million, compared

to net

income of

$
211.4

million for

the same

quarter of

the

previous year.

Net interest

margin for

the

second

quarter of

2023

was 3.14%,

an
increase of 5 basis

points when compared to 3.09%

for the same quarter of

the previous year,

mainly due to higher

yield from
money

market

investments

and

loans,

which

was

partially

offset

by

higher

deposits

costs,

principally

from

the

Puerto

Rico
public sector.

On a

taxable equivalent

basis, the

net interest

margin was

3.29%, compared to

3.45% for the

same quarter

of
the previous year. For the quarter ended June 30,

2023, the Corporation recorded a provision for credit losses of $37.2 million, compared to

$9.4 million

for the

same quarter

of the

previous year.

The higher

provision for

2023 is

attributed to

higher loan
volumes,

migrations

in

credit

scores

and

changes

in

economic

variables

related

to

consumer

loan

portfolios.

Non-interest
income was

$160.5 million

for the

quarter,

an increase

of $3.1

million when

compared to

the quarter

ended June

30, 2022,
mainly

due

to

higher

other

service

fees,

driven

by

higher

credit

card

activities

and

the

income

from

the

revenue

sharing
agreement

with

Evertec,

Inc,

and

net

gains

in

equity

securities,

partially

offset

by

lower

income

from

mortgage

banking
activities

mainly

due

to

the

fair

value

adjustments

of

MSRs

and

lower

service

charges

on

deposit

accounts.

Operating
expenses were higher by $54.0 million principally

due to higher personnel costs and professional

fees.
●

Total

assets at June

30, 2023 amounted to

$70.8 billion, compared to

$67.6 billion, at

December 31, 2022.

The increase was
mainly due to

higher money market

investments,

driven by the

increase in deposits,

and loan growth,

partially offset by

lower
debt securities available-for-sale, as the

Corporation has maintained higher balances in

Fed Funds reserves due to

the recent
banking sector turmoil.
●
Total

deposits at

June 30,

2023 increased

by $2.8

billion when

compared to

deposits at

December 31,

2022, mainly

due to
higher Puerto Rico public sector deposits by $3.3

billion.
●

Stockholders’ equity totaled $4.6 billion at June 30, 2023, an increase of $471.6 million when compared to December 31, 2022,
principally due

to net

income for

the six-months

ended June

30, 2023

of $310.1

million, the

after-tax impact

of the

favorable
variance

in

net

unrealized

losses

in

the

portfolio

of

available-for-sale

securities

of

$121.8

million,

the

amortization

of

the
unrealized losses

from securities

previously reclassified

to held-to-maturity

of $68.0

million, and

the positive

impact of

$28.8
million from the adoption

of a new accounting standard

on January 1, 2023, partially

offset by dividends declared for

the year-
to-date period.
●

At June 30,

2023, the Corporation’s tangible book

value per common share

was $51.37, an increase of

$6.40 from December

31, 2022 due mainly to the increase in Stockholders’

equity during the period.

●

Capital ratios

continued to

be strong.

As of

June 30,

2023, the

Corporation’s common

equity tier

1 capital

ratio was

16.87%,
the tier 1 leverage ratio was 8.40%, and the

total capital ratio was 18.74%. Refer to Table 9 for capital ratios.
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

10-K. Also, refer to
Note 2

to

the Consolidated

Financial Statements

included in

the 2022

Form 10-K

for a

summary of

the Corporation’s

significant
accounting policies and

to Note

3 to

the Consolidated Financial

Statements included in

this Form

10-Q for information

on recently
adopted accounting standard updates.
OPERATING RESULTS ANALYSIS
NET INTEREST INCOME
Net interest

income for

the quarter

ended June

30, 2023

was $531.7

million, compared

to

$533.9 million

in the

same quarter

of
2022,

a

decrease of

$2.2 million.

Net

interest income

on

a

taxable equivalent

basis for

the second

quarter of

2023

was

$558.4
million

compared to

$595.5 million

in the

second

quarter of

2022. The

decrease in

the taxable

equivalent net

interest income

is
related

to

a

higher

disallowed

interest

expense

in

the

Puerto

Rico

tax

computation.

The

latter

results

from

the

increase

in

the
Corporation’s interest

expense that

is attributable

to the

tax-exempt income.

A significant

driver to

the increased

interest expense
has been the cost of Puerto Rico government deposits, which are indexed to market rates, has increased by 3.46% when compared with the same quarter of 2022.

Net interest margin for the quarter was 3.14% compared to 3.09%

in the second quarter of 2022 or an increase of

5 basis points. On
a taxable equivalent basis, net

interest margin for the second

quarter of 2023 was 3.29%, compared

to 3.45% for the

same quarter
the prior year. The main variances in net interest income on a taxable equivalent basis were:
Negative variances:

●
Higher interest

expense on

deposits by

$215.7 million

due to

the increase

in interest

rates that

has resulted

in a

higher
cost in most deposit categories in

both Banco Popular de Puerto Rico (“BPPR”)

and Popular Bank (“PB” or “Popular U.S.
Operations”); but particularly from Puerto Rico

government deposits for BPPR.

The higher costs have been offset

in part
by lower volume

of average interest-bearing

deposits by $1.6

billion mainly related

to a

decrease in commercial

savings
accounts.
Partially offset by:
●
Higher interest income

from money market,

investment, and trading securities

by $61.8 million

driven mainly by

a higher
yield of

money market investments,

which reflects an

increase of

432 basis points

related to the

increase in

the Federal
funds rate, partially offset by a lower average volume of $4.1 billion and a lower benefit from exempt investment securities related to a higher disallowed interest expense in the Puerto Rico tax computation, stemming from the increase in the cost
of deposits.
●
Higher

interest

income

from

loans

by

$125.4

million

resulting

from

an

increase

in

average

loans

by

$2.8
billion reflecting increases

in both PB and

BPPR and across most

major lending segments. Loan

origination
in a

higher interest

rate environment

and the

repricing of

adjustable-rate loans

resulted in a

higher yield

on
loans by 101 basis points. The categories with the highest impact were commercial loans with an increase of
$80.9 million

in interest

income, or

136 basis

points, and

consumer loans

which increased

$26.4 million

in
interest income, or 188 basis points.

Net interest income for the BPPR segment amounted to $453.1

million for the second quarter of 2023, compared to $447.8 million in
the second quarter of 2022. Net interest margin increased to 3.21%

compared to 3.02% in the second quarter of 2022. The increase in net interest income of $5.3 million was driven by a higher yield on earning assets related to a higher interest rate environment and a higher

volume of

loans, partially

offset by

the increase

in the

cost of

deposits, mainly

from the

P.R.

public sector

deposits. The
cost of interest-bearing deposits increased 176 basis points to 1.95% from 0.19% in the same quarter of 2022. Total deposit cost for the quarter increased by 130 basis points, from

0.14% in the second quarter of 2022 to 1.44%.
Net interest income for PB was $87.5 million

for the quarter ended June 30, 2023, compared

to $93.4 million during the second
quarter of 2022, a decrease of $5.9 million.

Net interest margin decreased 75 basis

points when compared to the second quarter

of
2022 to 3.01%. The decrease in net interest

margin was mostly driven by a higher

cost of deposits, partially offset by the increase in
loan volume and yield of loans due to origination

of loans in a higher interest rate environment

and the repricing of adjustable-rate
loans. The cost of interest-bearing deposits was

3.02% compared to 0.54%, or an increase of

248 basis points, while total deposit
cost was 2.55%

compared to 0.42% in the second quarter

of 2022.

Table 2 - Analysis of Levels & Yields

on a Taxable Equivalent Basis

(Non-GAAP)
Quarter ended June 30,
Variance
Average Volume Average Yields / Costs Interest Attributable to
2023 2022 Variance 2023 2022

Variance
2023 2022 Variance Rate Volume
(In millions) (In thousands)
$ 7,851 $ 11,513 $ (3,662) 5.15% 0.83% 4.32 % Money market investments $ 100,776 $ 23,742 $ 77,034 $ 86,849 $ (9,815)
27,362 27,748 (386) 2.00 2.18 (0.18) Investment securities [1] 136,408 150,890 (14,482) (12,105) (2,377)
32 65 (33) 4.65 6.66 (2.01)
Trading securities

370 1,089 (719) (266) (453)
Total money market,

investment and trading
35,245 39,326 (4,081) 2.70 1.79 0.91 securities 237,554 175,721 61,833 74,478 (12,645)
Loans:
16,237 14,227 2,010 6.52 5.16 1.36 Commercial 263,934 183,042 80,892 52,659 28,233
737 781 (44) 8.95 5.71 3.24 Construction 16,442 11,116 5,326 5,997 (671)
1,632 1,445 187 6.30 5.91 0.39 Leasing 25,711 21,352 4,359 1,473 2,886
7,409 7,294 115 5.47 5.33 0.14 Mortgage 101,304 97,137 4,167 2,621 1,546
3,075 2,654 421 13.21 11.33 1.88 Consumer 101,295 74,932 26,363 13,174 13,189
3,593 3,499 94 8.31 8.04 0.27 Auto 74,467 70,145 4,322 2,414 1,908
32,683 29,900 2,783 7.15 6.14 1.01 Total loans 583,153 457,724 125,429 78,338 47,091
$ 67,928 $ 69,226 $ (1,298) 4.84% 3.67% 1.17 % Total earning assets $ 820,707 $ 633,445 $ 187,262 $ 152,816 $ 34,446
Interest bearing deposits:
$ 24,230 $ 24,897 $ (667) 2.91% 0.13% 2.78 % NOW and money market [2] $ 175,640 $ 8,301 $ 167,339 $ 168,466 $ (1,127)
14,763 16,363 (1,600) 0.66 0.17 0.49
Savings

24,446 6,901 17,545 19,301 (1,756)
7,715 7,044 671 2.26 0.72 1.54 Time deposits 43,402 12,625 30,777 25,715 5,062
46,708 48,304 (1,596) 2.09 0.23 1.86
Total interest bearing

deposits
243,488 27,827 215,661 213,482 2,179
15,480 16,254 (774)
Non-interest bearing demand
deposits
62,188 64,558 (2,370) 1.57 0.17 1.40 Total deposits 243,488 27,827 215,661 213,482 2,179
125 126 (1) 5.19 0.79 4.40 Short-term borrowings 1,624 248 1,376 1,420 (44)
Other medium and

1,299 917 382 5.33 4.30 1.03 long-term debt 17,227 9,824 7,403 513 6,890
Total interest bearing
48,132 49,347 (1,215) 2.19 0.31 1.88
liabilities (excluding demand
deposits) 262,339 37,899 224,440 215,415 9,025
4,316 3,625 691 Other sources of funds
$ 67,928 $ 69,226 $ (1,298) 1.55% 0.22% 1.33 % Total source of funds 262,339 37,899 224,440 215,415 9,025
Net interest margin/

3.29% 3.45% (0.16) %
income on a taxable
equivalent basis (Non-
GAAP) 558,368 595,546 (37,178) $ (62,599) $ 25,421
2.65% 3.36% (0.71) %

Net interest spread

Net interest spread
26,700 61,684 (34,984)
Net interest margin/ income
3.14% 3.09% 0.05%
non-taxable equivalent basis
(GAAP) $ 531,668 $ 533,862 $ (2,194)
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

Net interest income for

the six-months ended June 30,

2023 was $1.1 billion,

or $35.2 million higher than

the same period in

2022.
Taxable equivalent net interest income was $1.1 billion, a decrease of $14.9 million when compared to the same period in 2022. Net interest margin

was 3.18%,

an increase

of 26

basis points

when compared

to 2.92%

in 2022.

The increase

in net

interest margin
was mainly

driven by a

higher yield on

earning assets due

to a

higher interest rate

environment. Net interest

margin, on

a taxable
equivalent basis, for the six-months ended June

30, 2023, was 3.37%, an increase of

13 basis points when compared to the 3.24%
for the same period of 2022. The drivers of

the variances in net interest income for the

six-months are:

Negative variances:
●

Higher interest

expense from

deposits by

$384.1 million

mainly due

to higher

yield by

127 basis

points related

to a

higher
interest rate environment.
Partially offset by:
●

Higher interest

income from

investment securities,

trading

and money

market investments

by

$142.0 resulting

from

higher
yield of the portfolio by 111

basis points mainly driven by money market investments, which reflects an average yield increase of 448

basis points, related

to the

interest rate environment,

partially offset by

lower volume by

$6.4 billion linked

to a

lower
volume of

deposits on

both Puerto Rico

Government deposits and

commercial savings

deposits. In the

first quarter

of 2022
Puerto

Rico

Government

deposits

decreased

as

a

result

of

the

payments

made

by

Puerto

Rico

pursuant

to

the

Plan

of
Adjustment

for

Puerto

Rico

under

Title

III

of

the

Puerto

Rico

Oversight,

Management,

and

Economic

Stability

Act
(“PROMESA”).
●

Higher interest income from commercial loans by

$154.2 million due to higher yield by

130 basis points and higher volume of
$2.0 billion.
●

Higher interest

income from

consumer loans

by $52.0

million mostly

due to

a higher

average volume of

personal loans

and
credit cards.
●

Higher interest income from construction loans by $10.7

million due to higher yield by 310 basis points.
Prepayment penalties,

late fees

collected and

the amortization

of premiums

on purchased

loans are

included as

part of

the loan
yield. Interest income related to these items for the six-months ended June 30, 2023, amounted to $12.8 million, compared to $28.9 million

in

the

same

period

of

2022.

The

decrease

of

$16.1

million

is

mainly

related

to

lower

amortized

fees

resulting

from

the
forgiveness of PPP loans, lower amortization of premium

on auto loans purchased and resulting

from the cancellation of PCD loans.

Table 3 – Analysis of Levels & Yields

on a Taxable Equivalent Basis

from Continuing Operations (Non-GAAP)
Year ended June 30,
Variance
Average Volume Average Yields / Costs Interest Attributable to
2023 2022 Variance 2023 2022

Variance
2023 2022 Variance Rate Volume
(In millions) (In thousands)
$ 6,800 $ 13,129 $ (6,329) 4.94% 0.46% 4.48 % Money market investments $ 166,500 $ 30,206 $ 136,294 $ 157,542 $ (21,248)
28,108 28,107 1 2.11 2.06 0.05 Investment securities [1] 295,322 288,241 7,081 8,948 (1,867)
31 68 (37) 4.56 6.27 (1.71)
Trading securities

708 2,107 (1,399) (470) (929)
Total money market,

investment and trading
34,939 41,304 (6,365) 2.67 1.56 1.11 securities 462,530 320,554 141,976 166,020 (24,044)
Loans:
16,000 13,986 2,014 6.42 5.12 1.30
Commercial

509,403 355,171 154,232 98,409 55,823
734 754 (20) 8.68 5.58 3.10 Construction 31,598 20,874 10,724 11,283 (559)
1,610 1,419 191 6.21 5.93 0.28 Leasing 49,993 42,071 7,922 2,051 5,871
7,398 7,341 57 5.46 5.28 0.18 Mortgage 202,076 193,905 8,171 6,637 1,534
3,049 2,595 454 13.03 11.27 1.76 Consumer 197,010 144,994 52,016 24,268 27,748
3,576 3,480 96 8.23 8.08 0.15 Auto 145,874 139,397 6,477 2,574 3,903
32,367 29,575 2,792 7.06 6.10 0.96 Total loans 1,135,954 896,412 239,542 145,222 94,320
$ 67,306 $ 70,879 $ (3,573) 4.78% 3.45% 1.33 % Total earning assets $ 1,598,484 $ 1,216,966 $ 381,518 $ 311,242 $ 70,276
Interest bearing deposits:
$ 23,774 $ 26,584 $ (2,810) 2.72% 0.12% 2.60 % NOW and money market [2] $ 320,610 $ 15,624 $ 304,986 $ 307,891 $ (2,905)
14,895 16,398 (1,503) 0.57 0.17 0.40
Savings

41,889 13,464 28,425 31,595 (3,170)
7,409 6,891 518 2.02 0.69 1.33 Time deposits 74,204 23,522 50,682 42,149 8,533
46,078 49,873 (3,795) 1.91 0.21 1.70
Total interest bearing

deposits
436,703 52,610 384,093 381,635 2,458
15,592 16,198 (606)
Non-interest bearing demand
deposits
61,670 66,071 (4,401) 1.43 0.16 1.27 Total deposits 436,703 52,610 384,093 381,635 2,458
186 109 77 4.89 0.61 4.28 Short-term borrowings 4,509 328 4,181 3,797 384
Other medium and

1,124 965 159 5.10 4.25 0.85 long-term debt 28,493 20,370 8,123 4,895 3,228
Total interest bearing
47,388 50,947 (3,559) 2.00 0.29 1.71
liabilities (excluding demand
deposits) 469,705 73,308 396,397 390,327 6,070
4,326 3,734 592 Other sources of funds
$ 67,306 $ 70,879 $ (3,573) 1.41% 0.21% 1.20 % Total source of funds 469,705 73,308 396,397 390,327 6,070
3.37% 3.24% 0.13%
Net interest margin/ income
on a taxable equivalent basis
(Non-GAAP) 1,128,779 1,143,658 (14,879) $ (79,085) $ 64,206
2.78% 3.16% (0.38) % Net interest spread
Taxable equivalent
adjustment 65,455 115,484 (50,029)
3.18% 2.92% 0.26%
Net interest margin/ income
non-taxable equivalent basis
(GAAP) $ 1,063,324 $ 1,028,174 $ 35,150
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
For the quarter ended June 30, 2023,

the Corporation recorded an expense of $37.8

million for its reserve for credit losses related to
loans held-in-portfolio and

unfunded commitments. The

provision for credit

loss related to

the loans-held-in-portfolio for

the quarter
ended June 30, 2023

was $35.7 million, compared to

a provision expense of $9.9

million for the quarter ended

June 30, 2022. The
provision expense

was mainly

driven by

specific reserves

for collateral

dependent U.S.

commercial and

P.R.

construction loans,
changes

in

macroeconomic

scenarios,

higher

loan

volumes

and

migration

of

P.R.

consumer

credit

scores,

partially

offset

by
changes in the assignments of

probability weights to macroeconomic scenarios and

reduction in qualitative reserves. The

provision
related

to

unfunded

commitments

for

the

second

quarter

of

2023

was

$2.2

million,

compared

to

the

reserve

release

related

to
unfunded commitments of $0.2 million for the same

period of 2022.

For the quarter ended

June 30, 2023, the

Corporation recorded a provision for

credit loss of $28.4

million for loans-held-in-portfolio
for the

BPPR segment,

compared to

a provision

expense of

$9.1 million

for the

quarter ended

June 30,

2022. The

Popular U.S.
segment recorded

a provision

of $7.3

million for

the quarter

ended June

30, 2023,

compared to

a provision

of $0.7

million for

the
same quarter in 2022.

For the six-months ended June 30,2023, the Corporation recorded a provision for credit loss of $85.6 million for its reserve for credit losses related to loans

held-in-portfolio and unfunded commitments.

The provision expense related to

the loans-held-in-portfolio for
the six-months

ended June

30,2023 was

$82.8 million,

compared to

the reserve

release of

$4.5 million

for the

six-months ended
June

30,2022.

The

higher

provision

in

2023

is

attributable

to

higher

loan

volumes,

migrations

in

credit

scores

and

changes

in
economic variables

related to

consumer loan

portfolios. The

provision for

unfunded commitments

for the

six-months ended

June
30,2023 reflected an expense of $2.8 million,

compared to a provision benefit of $1.0 million

for the same period of 2022.
The

provision for

credit

losses for

the BPPR

segment

was an

expense of

$73.6 million

for the

six-months ended

June 30,2023,
compared

to

a

benefit

of

$3.5

million

for

the

six-months

ended

June

30,2022.

The

Popular

U.S.

segment

recorded

a

provision
expense of $9.2

million for the

six-months ended June

30,2023, compared to a

benefit of $1.0

million for the

same period in

2022.
The

provision

for

the

six-months

ended

June

30,2022

incorporated

updated

macroeconomic

scenarios

for

Puerto

Rico

and

the
United States.
At June

30, 2023,

the total

allowance for

credit losses

for loans

held-in-portfolio amounted to

$700.2 million,

compared to

$720.3
million as of December 31, 2022.

The ratio of the allowance

for credit losses to loans held-in-portfolio was

2.12% at June 30, 2023,
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

the uncertainties

in the

economic outlook

and downside

risk. During

the second

quarter of

2023, the

Corporation
further increased the probability weight assigned to the baseline scenario resulting in a decrease in the ACL of $5.8 million. Refer to
Note 9

to the

Consolidated Financial Statements,

for additional information

on the

Corporation’s methodology to

estimate its

ACL.
Refer to

the Credit

Risk section

of this

MD&A for

a detailed

analysis of

net charge-offs,

non-performing assets,

the allowance

for
credit losses and selected loan losses statistics.
Provision for Credit Losses – Investment Securities
At June

30, 2023,

the total

allowance for

credit losses

for this

portfolio amounted

to

$6.1

million, compared

to

$6.9 million

as of
December 31, 2022. Refer to Note 7 to Consolidated Financial Statements for additional information on the ACL for this portfolio.

Non-Interest Income
Non-interest

income

amounted to

$160.5

million

for the

quarter ended

June

30,

2023, compared

to

$157.4

million

for the

same
quarter of the previous year. The main factors that contributed to the variance in non-interest income were:
●

higher

other

service

fees

by

$12.8 million,

principally

at

the

BPPR

segment,

due

to

higher credit

card

fees

by

$4.5

million
mainly in

interchange income

resulting from

higher transactional

volumes,

higher merchant

acquiring fees

from the

revenue
sharing agreement with Evertec, Inc.

by $4.0 million and higher insurance fees by

$2.6 million; and
●

a

favorable variance

in

the fair

value adjustments

of

equity securities

of

$5.5 million,

primarily related

to

securities

held

for
benefit plans which have an offsetting effect in personnel

costs;
partially offset by:
●

lower income from mortgage

banking activities by $11.3

million due to an

unfavorable variance of $8.5 million

in the fair value
adjustments

of

mortgage

servicing

rights,

including

the

impact

of

the

portfolio

runoff,

and

lower

realized

gains

on

closed
derivatives by

$2.3 million

due to

lower securitization

activity as

the Corporation

determined to

retain its

FHA/VA-guaranteed
mortgage loan originations as held-for-investment

in the third quarter of 2022; and
●

lower service charges

on deposit accounts by

$4.0 million mainly

due to lower

returned ACH fees due

to the change in

policy
of eliminating insufficient funds and modifying overdraft fees implemented in the third quarter of 2022.
Non-interest income amounted to

$322.4 million for

the six months ended

June 30, 2023,

compared to $312.1 million

for the same
period of the previous year. The main factors that contributed to the variance in non-interest income were:
●

higher other

service fees

by $25.8

million, principally

at the

BPPR segment,

due to

higher credit

card fees

by $11.3

million
mainly in

interchange income

resulting from

higher transactional

volumes, higher

merchant acquiring

fees from

the revenue
sharing agreement with

Evertec,

Inc.

by $7.5 million,

higher debit card fees

by $2.1 million

and higher insurance fees

by $2.3
million; and
●

a

favorable variance

in

the fair

value adjustments

of

equity securities

of

$8.7 million,

primarily related

to

securities

held

for
benefit plans which have an offsetting effect in personnel

costs;
partially offset by:
●

lower income from mortgage banking activities by $16.7 million due to an unfavorable variance of $10.9 million in the fair value adjustments

of

mortgage

servicing

rights,

including

the

impact

of

the

portfolio

runoff,

and

lower

realized

gains

on

closed
derivatives by $6.4 million; and
●

lower service charges

on deposit accounts

by $10.1 million

mainly due to

lower returned ACH

fees by $7.9

million due to

the
change in policy of eliminating insufficient funds and

modifying overdraft fees implemented in the third

quarter of 2022.

Operating Expenses
Operating expenses amounted to $460.3 million for the

quarter ended June 30, 2023, an

increase of $54.0 million, when compared
with the same quarter of 2022. The variance

in operating expenses was driven primarily by:
●

higher personnel costs

by $22.7 million

mainly due

to higher

salaries by

$23.1 million as

a result

of merit

and market related
increases, minimum

salary increases

during the

first quarter

of 2023

and higher

headcount,

an increase

in health

insurance
costs by $3.9 million, and higher

payroll taxes and other compensation expenses by $7.2 million;

partially offset by a decrease
in incentive compensation and profit-sharing accrual by $11.4 million;

●

higher

professional

fees

by

$11.7

million

mainly

due

to

higher

advisory

services

related

to

corporate

initiatives

focused

on
regulatory,

compliance,

cyber

security

efforts

and

transformation

related

projects

to

expand

the

Corporation’s

digital
capabilities and modernize its technology platform;
●

higher processing and

transactional services expenses by

$5.8 million mainly

due to broad

based retail customers'

debit card
replacement costs incurred during the second quarter

of 2023 of $3.5

million;
●

higher business

promotion expenses

by $3.7

million mainly

due to

higher customer

rewards

programs

expense in

our credit
card business;
●

higher

other

operating

expenses

by

$4.6

million

mainly

due

to

higher

pension

plan

cost

as

a

result

of

annual

changes

in
actuarial assumptions; and
●

lower other

real estate

owned (OREO)

benefit by

$4.5 million

mainly due

to lower

gain on

sale of

mortgage and

commercial
properties.

Operating

expenses

amounted

to

$901.0

million

for

the

six

months

ended

June

30,

2023,

an

increase

of

$92.4

million

when
compared with the same period of 2022, driven primarily

by:
●

higher personnel costs

by $54.4 million

mainly due

to higher

salaries by

$49.8 million as

a result

of merit

and market related
increases, minimum

salary increases

during the

first quarter

of 2023

and higher

headcount, an

increase in

health insurance
costs

by

$6.5

million,

and

higher

payroll

taxes

and

other

compensation

expenses

by

$14.1

million;

partially

offset

by

a
decrease in incentive compensation and profit-sharing

accrual by $15.8 million;

●

higher

professional

fees

by

$8.3

million

mainly

due

to

higher

advisory

services

related

to

corporate

initiatives

focused

on
regulatory,

compliance,

cyber

security

efforts

and

transformation

related

projects

to

expand

the

Corporation’s

digital
capabilities and modernize its technology platform;
●

higher processing and

transactional services expenses by

$8.7 million mainly

due to broad

based retail customers'

debit card
replacement costs

incurred during the

second quarter

of 2023

of $3.4

million, higher

credit and

debit card processing

related
fees by $4.7 million mainly due to higher

volume of transactions;
●

higher business

promotion expenses

by $7.5

million mainly

due to

higher customer

rewards

programs

expense in

our credit
card business by $5.0 million;
●

higher

other

operating

expenses by

$5.0

million

mainly

due

to

higher pension

plan

cost

by

$9.6

million

due

to

changes

in
actuarial assumptions;

partially offset by $4.4 million of lower sundry

losses; and

●

lower other

real estate

owned (OREO)

benefit by

$5.5 million

mainly due

to lower

gain on

sale of

mortgage and

commercial
properties; partially offset by higher claim reimbursement.
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
Table 4 - Operating Expenses
Quarters ended June 30, Six months ended June 30,
(In thousands) 2023 2022 Variance 2023 2022 Variance
Personnel costs:
Salaries $ 124,901 $ 101,847 $ 23,054 $ 250,294 $ 200,520 $ 49,774
Commissions, incentives and other bonuses 27,193 38,589 (11,396) 58,355 74,110 (15,755)
Pension, postretirement and medical insurance 17,508 13,730 3,778 32,886 26,513 6,373
Other personnel costs, including payroll taxes 21,866 14,622 7,244 48,693 34,641 14,052
Total personnel

costs
191,468 168,788 22,680 390,228 335,784 54,444
Net occupancy expenses 27,165 26,214 951 53,204 50,937 2,267
Equipment expenses 9,561 8,674 887 17,973 17,063 910
Other taxes 16,409 15,780 629 32,700 31,495 1,205
Professional fees 50,132 38,430 11,702 83,563 75,222 8,341
Technology and

software expenses
72,354 74,761 (2,407) 140,913 145,296 (4,383)
Processing and transactional services:
Credit and debit cards 11,584 10,173 1,411 24,134 21,645 2,489
Other processing and transactional services 25,217 20,864 4,353 46,576 40,345 6,231
Total processing

and transactional services
36,801 31,037 5,764 70,710 61,990 8,720
Communications 4,175 3,497 678 8,263 7,170 1,093
Business promotion:
Rewards and customer loyalty programs 16,626 13,929 2,697 28,974 23,950 5,024
Other business promotion 8,457 7,424 1,033 14,980 12,486 2,494
Total business

promotion
25,083 21,353 3,730 43,954 36,436 7,518
FDIC deposit insurance 6,803 6,463 340 15,668 13,835 1,833
Other real estate owned (OREO) income (3,314) (7,806) 4,492 (5,008) (10,519) 5,511
Other operating expenses:
Operational losses 4,280 4,061 219 11,080 15,886 (4,806)
All other 18,572 14,231 4,341 36,133 26,336 9,797
Total other operating

expenses
22,852 18,292 4,560 47,213 42,222 4,991
Amortization of intangibles 795 795 - 1,590 1,686 (96)
Total operating

expenses
$ 460,284 $ 406,278 $ 54,006 $ 900,971 $ 808,617 $ 92,354

Table 5 - Operating Expenses

Reclassification
Quarter ended Six months ended
30-Jun-22 30-Jun-22
Financial statement line item As reported Adjustments Adjusted As reported Adjustments Adjusted
Equipment expenses $ 25,088 $ (16,414) $ 8,674 $ 48,567 $ (31,504) $ 17,063
Professional fees 114,872 (76,442) 38,430 223,369 (148,147) 75,222
Technology and

software expenses
- 74,761 74,761 - 145,296 145,296
Processing and transactional services - 31,037 31,037 - 61,990 61,990
Communications 5,993 (2,496) 3,497 12,140 (4,970) 7,170
Other operating expenses 28,738 (10,446) 18,292 64,887 $ (22,665) $ 42,222
Net effect on other operating expenses $ 174,691 $ - $ 174,691 $ 348,963 $ - $ 348,963
Income Taxes
For the quarter

and six months

ended June 30,

2023, the corporation recorded

an income tax

expense of $43.5 and

$89.8 million,
respectively, with an

effective tax rate (ETR) of

22.4%, and $22.5%,

respectively, compared to

income tax expense of $64.2 million
and $114.7 million

with an effective tax rate of

23.3% and 21.3% for the quarter

and six months ended June 30, 2022,

respectively.
The decrease in income tax expense for the quarter

and six months period ended June 30, 2023,

reflects the impact of lower pre-tax
income.
At June 30, 2023, the Corporation had a net deferred tax asset amounting to $0.9 billion, net of a valuation allowance of $0.5 billion.
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

The Corporate group reported a net income of $4.7 million for the quarter ended June 30, 2023, compared with a net income of $4.8
million for the same quarter of the previous year. For the six months ended June 30, 2023, the Corporate group reported net income of $6.0 million, compared to a net income of $11.1 million for the same period of the previous year. The decrease in net income was attributed to the equity pickup of $15.0 million for

the six months ended June 30,2022 from the investment in Evertec, Inc that is not
reflected in 2023 as the Corporation sold its entire

ownership stake in Evertec in August 2022.

Highlights on the earnings results for the reportable

segments are discussed below:
Banco Popular de Puerto Rico

The Banco

Popular de

Puerto Rico

reportable segment’s

net income

amounted to

$131.8 million

for the

quarter ended

June 30,
2023, compared

with net

income of

$179.6 million

for the

same quarter

of

the previous

year.

The factors

that contributed

to the
variance in the financial results included the following:

●

Higher net interest income by $5.3 million mainly

due to:
●

higher

interest

income

from

money

market

and

investment

securities

by

$89.4

million

mainly

due

to

higher
yields driven by the increase in interest rates,

●

higher interest income from loans by $87.8 million mainly

due to higher average balances from commercial and
consumer loans, mainly from credit cards and personal

loans,
partially offset by
●

higher interest

expense on

deposits by

$171.7 million

mainly due

to higher

costs on

the market-linked

Puerto
Rico

government

deposits,

and

the

higher interest

rate

environment’s

impact on

the cost

of

NOW accounts,
time deposits, and savings deposits.
The

net

interest

margin

for

the

quarter

ended

June

30,

2023

was

3.21%

compared

to

3.02%

for

the

same

quarter

in

the
previous year. The

increase in net interest margin is

driven by higher yields from investments securities

and loans, particularly
commercial and consumer loans, due to the increase

in rates;

partially offset by higher cost of deposits.
●

A provision

for loan

losses expense

of $29.3

million, compared

to a

provision expense

of $8.8

million in

quarter ended
June 30, 2022, or an unfavorable variance of $20.5 million mainly driven by specific reserves for collateral dependent P.R.
construction loans, changes in macroeconomic scenarios and higher loan volumes and migration of P.R.

consumer credit
scores, partially offset by changes in the assignments of probability weights to macroeconomic scenarios and reduction in qualitative reserves;
●

Non-interest income was lower by $0.6 million mainly due

to:
●

lower income

from mortgage banking

activities by $11.0

million mainly due

to an

unfavorable variance of

$9.0
million in

the fair

value adjustment

of mortgage

service rights

and lower

gains

of $2.1

million from

derivative
positions

due

to

lower

securitization

activity

as

the

Corporation

determined to

retain

its

FHA/VA-guaranteed
mortgage loan originations as held-for-investment

in the third quarter 2022.
●

lower service charges on

deposit accounts by $3.7

million, mainly due to

lower ACH fees due

to the change in
policy of eliminating insufficient fund fees and modifying

overdraft fees implemented in the third quarter

of 2022,
partially offset by
●

Higher

other

service

fees

by

$11.6

million

mainly

due

to

higher credit

card

fees

by

$4.5

million

as

result

of
higher

interchange

transactional

volumes,

and

higher

merchant

acquiring

fees

from

the

revenue

sharing
agreement with Evertec Inc. by $4.0 million.
●

Higher operating expenses by $48.3 million mostly due

to:
●

higher personnel costs by $15.2 million driven by higher salaries due to minimum and other salary adjustments, and increase in headcount;
●

higher

business

promotions

by

$3.6

million

due

to

higher

customer

rewards

expense

related

to

higher
transactional volumes;
●

lower net recoveries from OREO by

$4.6 million mainly due to lower average

gain per unit partially offset

by an
increase in units sold;
●

higher

other

operating

expenses

by

$10.1

million

due

to

$4.4

million

of

higher

pension

expense

based

on
actuarial assumptions and

higher charges allocated

from the

Corporate segment group

by $7.4 million,

mainly
from higher personnel costs and higher consulting

fees, including those related to the transformation

initiative;

●

higher professional fees of $10.9 million mainly due to

costs associated with several ongoing initiatives focused
on regulatory, compliance and cyber security efforts as well the Corporations transformation initiative;

●

higher

processing

and

transactional

services

by

$5.8

million

mainly

due

to

higher

credit

and

debit

card
processing

expense

as

result

of

higher

transactional

volumes,

reflecting

an

increase

in

customer

purchase
activity;

partially offset by
●

lower technology

and software

expenses by

$3.1

million

in

part due

to

expense savings

associated with

the
acquired services from Evertec during the year 2022.
●

Lower income tax expense by $16.3 million is mainly

due lower income before tax.

For the

six months

ended June

30,2023, the

BPPR segment

recorded net

income of

$264.7 million

compared to

a net

income of
$358.2 million for the

same period of the

previous year. The

results for the six

months ended June 30,2022

reflect a release of

the
reserve

for

credit

losses

of

$4.9 million,

reflective of

the

credit

metrics

and

macroeconomic outlook,

at

the

time, compared

to

a
provision expense of $75.1 million for the

six months-period ended June 30,2023. The other factors

that contributed to the variance
in the financial results included the following:
●

Higher net interest income by $39.9 million mainly

due to:
●

higher

interest

income

from

money market

and

investment securities

by

$181.9 million

mainly

due

to

higher
yields

from

money market

investments,

U.S.

Treasury

securities and

mortgage

backed

securities due

to

the
increase in rates,
●

higher interest income from loans by $165.7 million mainly due to higher average balance from commercial and
consumer loans;

partially offset by
●

higher interest

expense on

deposits by

$307.2 million

mainly due

to higher

costs on

the market-linked

Puerto
Rico

government

deposits, and

the

higher

interest

rate

environment’s

impact on

the cost

of

NOW accounts,
time deposits, and savings deposits.
The net

interest margin

for the

six months

ended June

30,2023 was

3.22% compared

to 2.84%

for the

same quarter

in the
previous year. The increase in net interest margin is driven by earning assets mix; partially offset by higher cost of deposits.
●

An unfavorable variance

of $80.0 million

on the provision

for loan losses,

due to the

reserve release in

2022, which was
driven by changes in the credit metrics and the

macroeconomic outlook, at the time;
●

Non-interest income was higher by $10.9 million mainly

due to:
●

Higher other

service fees

by $24.3

million mainly

due to

higher credit card

fees by

$11.1

million as

a result

of
higher interchange transactional volumes and higher merchant acquiring fees by $2.1 million;

●

Higher other

operating income

by $8.7

million mostly

due to

an insurance

policy reimbursement

gain of

$7.0
million during first quarter 2023;

partially offset by
●

lower income from mortgage banking

activities by $16.3 million mainly

due to an unfavorable variance

of $11.9
million in

the fair

value adjustment

of mortgage

service rights

and lower

gains

of $6.3

million from

derivative
positions

due

to

lower

securitization

activity

as

the

Corporation

determined to

retain

its

FHA/VA-guaranteed
mortgage loan originations as held-for-investment

in the third quarter of 2022.

●

lower service

charges on

deposit accounts

by $9.6

million principally due

to lower

returned ACH

fees by

$7.9
million due to the change in policy of eliminating insufficient fund fees and modifying overdraft fees implemented
in the third quarter of 2022.

●

Higher operating expenses by $77.1 million mostly due

to:
●

higher

personnel

costs

by

$36.7

million

driven

by

minimum

and

other

salary

adjustments,

and

increase

in
headcount;
●

higher professional fees

by $10.0 million

mainly due

to costs

associated with initiatives

focused on

regulatory,
compliance and cyber security efforts as well as the transformation initiative;
●

higher

business

promotions

by

$6.8

million

due

to

higher

customer

rewards

expense

related

to

higher
transactional volumes;
●

higher other operating

expenses by $10.5

million due to

higher charges allocated from

the Corporate segment
group by $10.6

million, mainly from

higher personnel costs

and advisory services

related to the

transformation
initiative;

●

higher

processing

and

transactional

services

by

$8.8

million

mainly

due

to

higher

credit

and

debit

card
processing

expense

as

result

of

higher

transactional

volumes,

reflecting

an

increase

in

customer

purchase
activity;

partially offset by
●

lower technology

and software

expenses by

$6.1 million

due

in part

to savings

associated with

the acquired
services from Evertec during 2022.
●

Lower income tax expense by $12.8 million is mainly

due lower income before tax.

Popular U.S.
For the quarter ended June 30, 2023, the reportable segment of Popular U.S. reported a net income of $15.3 million, compared with a net income

of $28.1 million for

the same quarter of

the previous year.

The factors that contributed

to the variance

in the financial
results included the following:
●

Lower

net interest income by $5.9 million due to:
●

higher interest

expense on

deposits by

$54.1 million

mainly

due

to

higher interest

rates

and

higher average
balance of time deposits gathered through its direct

online channel,
partially offset by
●

higher interest

income from

loans by

$36.1 million,

mainly from

growth in

the commercial

portfolio as

well as
higher yields due to increase in rates;

and
●

higher interest income

from money market

and investment securities

by $13.1 million

due to

higher yields due
to the increase in market rates.

The net

interest margin for

the quarter

ended June

30, 2023

was 3.01%

compared to

3.76% for

the same

quarter in

the previous
year.
●

An unfavorable variance of $7.3 million

on the provision for loan losses

and unfunded commitments reflecting a provision
of $7.9

million for

the second

quarter of

2023, compared

to a

provision expense

of $0.6

million recorded

in the

quarter
ended June 30,2022,

mainly due to higher loan volumes and changes

in macroeconomic scenarios;
●

Higher operating expenses by $5.4 million mostly

due to:

●

higher personnel costs by $1.2 million due to salary revisions and increase in headcount;
●

higher other

operating expenses

by $2.2

million due

to higher

charges allocated

from the

Corporate segment
group by $1.8 million mainly from higher personnel costs

and higher consulting fees.
●

Lower income tax expense by $4.8 million is related

to a lower income before tax.
For the six months ended June 30, 2023, the reportable segment of Popular

U.S. recorded a net income of $40.3 million, compared
with a

net income

of $55.1

million for

the same

period of

the previous

year.

The results

for the

six months

ended June

30,2022
reflect a

release of

the reserve

for credit

losses of

$1.4 million,

reflective of

the credit

metrics and

macroeconomic outlook

at that
time, compared to

a provision expense

of $10.0 million

for the six

months ended June

30,2023 reflecting updated

macroeconomic
scenarios and loan growth. The other factors

that contributed to the variance in the financial results

included the following:
●

Lowest net interest income by $2.4 million due

to:
●

higher interest expense on

deposits by $91.6 million

mainly due to higher

rates and higher

average balance of
time deposits gathered through this direct online

channel;

partially offset by
●

higher interest

income from

loans by

$72.6 million,

mainly from

growth in

the commercial

portfolio as

well as
higher yields due to increase in rates;

and
●

higher income

from money

market and

investment securities

by $19.4

million due

to higher

yields and

higher
average balance;
The net interest margin for

the six months ended June

30,2023 was 3.17% compared to

3.66% for the same period

in the previous
year.
●

An

unfavorable variance

of

$11.4

million on

the provision

for loan

losses

and unfunded

commitments,

reflective of

the
provision

expense

during

the

year

2023

versus

the

release

of

the

reserve

for

credit

losses

in

the

previous

year,

as
discussed above;

●

Higher operating expenses by $14.9 million mostly due

to:
●

higher personnel costs by $5.7 million due to salary adjustments and increase in headcount;
●

higher other

operating expenses

by $5.4

million due

to higher

charges allocated

from the

Corporate segment
group by $3.0 million, mainly from higher personnel

costs.
●

Lower income tax expense by $12.5 million due

to a lower income before tax.

FINANCIAL CONDITION ANALYSIS

Assets
The Corporation’s

total assets

were $70.8

billion at

June 30,

2023, compared to

$67.6 billion

at December

31, 2022.

Refer to

the
Consolidated Statements of Financial Condition included

in this report for additional information.

Money market investments and debt securities available-for-sale
Money market investments increased by

approximately $3.0 billion at June

30, 2023, compared to December

31, 2022, mainly due
to

the

increase

deposits.

Debt

securities

available-for-sale

decreased

$562.2

million

reflecting

repayment,

maturities,

and

a
decrease in

the unrealized

loss of

$125.2 million.

Debt securities

held-to-maturity decreased

by $114.8

million at

June 30,

2023,
reflecting maturities of U.S. Treasury

securities, and the amortization of $84.9

million of the discount related to

securities previously
reclassified

from

the

available-for-sale

to

HTM,

which

have

an

offsetting

unrealized

loss

included

within

other

comprehensive
income

that

is

also

being

accreted,

resulting in

a

neutral

effect

to

earnings.

Refer to

Note

6

and

to

Note

7

to

the

Consolidated
Financial

Statements

for

additional

information

with

respect

to

the

Corporation’s

debt

securities

available-for-sale

and

held-to-
maturity.
Loans
Refer to Table

6 for a

breakdown of the Corporation’s

loan portfolio. Also, refer

to Note 8 in

the Consolidated Financial Statements
for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Loans

held-in-portfolio

increased

by

approximately

$1.0

billion

to

$33.0

billion

at

June

30,

2023,

mainly

due

to

an

increase

in
commercial loans at both BPPR and U.S. as well

as consumer and lease financing at BPPR.

Table 6 - Loans Ending Balances
(In thousands) June 30, 2023 December 31, 2022
Variance

Loans held-in-portfolio:

Commercial

$ 16,368,300 $ 15,739,132 $ 629,168

Construction
819,903 757,984 61,919

Leasing
1,661,523 1,585,739 75,784

Mortgage
7,449,078 7,397,471 51,607

Auto
3,565,533 3,512,530 53,003

Consumer

3,166,585 3,084,913 81,672
Total loans held-in

-portfolio
$ 33,030,922 $ 32,077,769 $ 953,153
Loans held-for-sale:

Mortgage
$ 9,509 $ 5,381 $ 4,128

Consumer

45,912 - 45,912
Total loans held-for-sale $ 55,421 $ 5,381 $ 50,040
Total loans $ 33,086,343 $ 32,083,150 $ 1,003,193

Other assets
Other assets

amounted to

$1.7 billion

at June

30, 2023,

compared to

$1.8 billion

at December

31, 2022.

Refer to

Note 13

to the
Consolidated Financial

Statements for

a breakdown

of the

principal categories

that comprise

the caption

of “Other

Assets” in

the
Consolidated Statements of Financial Condition at

June 30, 2023 and December 31, 2022.

Liabilities
The

Corporation’s

total

liabilities

were

$66.3

billion

at

June

30,

2023,

an

increase

of

$2.7

billion,

compared

to

$63.5

billion

at
December 31, 2022, mainly due to an increase in

deposits as discussed below.

Deposits and Borrowings
The composition of the Corporation’s financing to total assets at June 30, 2023 and December 31, 2022

is included in Table 7.
Table 7 - Financing to Total

Assets
June 30,
December 31,

% increase (decrease)

% of total assets
(In millions) 2023 2022 from 2022 to 2023 2023 2022
Non-interest bearing deposits $ 15,317 $ 15,960 (4.0) % 21.6% 23.6%
Interest-bearing core deposits 44,195 41,600 6.2 62.4 61.5
Other interest-bearing deposits 4,493 3,667 22.5 6.3 5.4
Repurchase agreements 123 149 (17.4) 0.2 0.2
Other short-term borrowings - 365 N.M. - 0.5
Notes payable 1,304 887 47.0 1.8 1.3
Other liabilities 841 917 (8.3) 1.2 1.4
Stockholders’ equity 4,565 4,093 11.5 6.5 6.1
Deposits
The Corporation’s

deposits totaled

$64.0 billion

at June

30, 2023,

compared to

$61.2 billion

at December

31, 2022.

The deposits
increase of $2.8

billion was mainly in

public sector and commercial accounts

at BPPR coupled with

an increase in time

deposits at
PB

gathered

through

its

direct

channel,

partially

offset

by

a

decrease

in

non-interest

bearing

demand

deposit

accounts

at

both
BPPR and

PB. At

June 30,

2023, Puerto

Rico public

sector deposits

amounted to

$18.5 billion.

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

Fiscal
Oversight and Management Board for Puerto Rico (the

“Oversight Board”).

As of June 30, 2023, approximately 29% of the Corporation’s deposits are public fund deposits from the Government of Puerto Rico,
municipalities

and

government

instrumentalities

and

corporations.

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
Refer to Table 8 for a breakdown of the Corporation’s deposits at June 30, 2023 and December

31, 2022.

Table 8 - Deposits Ending Balances
(In thousands) June 30, 2023 December 31, 2022 Variance
Demand deposits

[1]
$ 27,690,840 $ 26,382,605 $ 1,308,235
Savings, NOW and money market deposits (non-brokered) 27,539,343 27,265,156 274,187
Savings, NOW and money market deposits (brokered) 772,783 798,064 (25,281)
Time deposits (non-brokered) 7,231,840 6,442,886 788,954
Time deposits (brokered CDs) 770,012 338,516 431,496
Total deposits $ 64,004,818 $ 61,227,227 $ 2,777,591
[1] Includes interest and non-interest bearing demand deposits.

At June 30, 2023, non-interest bearing deposits were

$15.3 billion (December 31,
2022-$16.0 billion)
Borrowings
The Corporation’s borrowings totaled $1.4 billion at June 30, 2023 compared to $1.4 billion at December 31, 2022. Refer to Note 16 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.
Stockholders’ Equity
Stockholders’ equity

totaled $4.6

billion at

June 30,

2023, an

increase of

$472.0 million

when compared

to

December 31,

2022,
principally due to net income for the six-months ended

June 30, 2023 of $310.1 million, the after-tax

impact of the favorable variance
in net

unrealized losses

in the

portfolio of

available-for-sale securities

of $121.8

million, the

amortization of

the unrealized

losses
from securities

previously reclassified to

HTM as

described above of

$68.0 million,

and the

positive impact from

the adoption

of a
new accounting

standard during the

year of

$28.8 million,

partially offset

by dividends

declared for the

six- month

period.

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

The risk-based

capital ratios

presented in

Table

9,

which include

common equity

tier 1,

Tier

1 capital,

total capital

and leverage
capital as of June 30, 2023 and December

31, 2022.
Table 9 - Capital Adequacy

Data

(Dollars in thousands)

June 30, 2023

December 31, 2022

Common equity tier 1 capital:

Common stockholders equity - GAAP basis $ 4,542,866 $ 4,071,282
CECL transitional amount

[1]
84,751 127,127
AOCI related adjustments due to opt-out election 2,272,456 2,468,193
Goodwill, net of associated deferred tax liability (DTL) (688,413) (691,560)
Intangible assets, net of associated DTLs (11,354) (12,944)
Deferred tax assets and other deductions

(316,041) (322,412)
Common equity tier 1 capital $ 5,884,265 $ 5,639,686
Additional tier 1 capital:
Preferred stock 22,143 22,143
Additional tier 1 capital $ 22,143

$ 22,143
Tier 1 capital $ 5,906,408

$ 5,661,829

Tier 2 capital:
Trust preferred securities subject to phase in as

tier 2
192,674 192,674
Other inclusions (deductions), net 437,571 431,144
Tier 2 capital $ 630,245 $ 623,818
Total risk-based capital

$ 6,536,653

$ 6,285,647

Minimum total capital requirement to be well capitalized $ 3,488,918

$ 3,441,589

Excess total capital over minimum well capitalized $ 3,047,735

$ 2,844,058

Total risk-weighted

assets
$ 34,889,184

$ 34,415,889

Total assets for leverage

ratio
$ 70,294,476

$ 70,287,610

Risk-based capital ratios:

Common equity tier 1 capital 16.87% 16.39%

Tier 1 capital

16.93

16.45

Total capital

18.74

18.26

Tier 1 leverage

8.40

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

agencies further clarified that,

for purposes of determining

leverage ratios, a banking

organization is permitted
to exclude from

total average assets PPP

loans that have

been pledged as collateral

for a PPPL

Facility. As

of June 30,

2023, the
Corporation has $12 million in PPP loans and no

loans were pledge as collateral for PPPL Facilities.
The increase in the common equity Tier

I capital ratio, Tier I

capital ratio, and total capital ratio as

of June 30, 2023 as compared to
December 31, 2022 was mainly to the six months period

earnings.

The increase in leverage capital ratio was also mainly due to the
period earnings.
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
Table

10 provides

a reconciliation of

total stockholders’ equity

to tangible common

equity and total

assets to tangible

assets

as of
June 30, 2023, and December 31, 2022.

Table 10 - Reconciliation

of Tangible Common Equity

and Tangible Assets
(In thousands, except share or per share information) June 30, 2023 December 31, 2022
Total stockholders’

equity
$ 4,565,009 $ 4,093,425
Less: Preferred stock (22,143) (22,143)
Less: Goodwill (827,428) (827,428)
Less: Other intangibles (11,354) (12,944)
Total tangible common

equity
$ 3,704,084 $ 3,230,910
Total assets

$ 70,838,266 $ 67,637,917
Less: Goodwill (827,428) (827,428)
Less: Other intangibles (11,354) (12,944)
Total tangible assets $ 69,999,484 $ 66,797,545
Tangible common

equity to tangible assets
5.29% 4.84%
Common shares outstanding at end of period 72,103,969 71,853,720
Tangible book value

per common share
$ 51.37 $ 44.97
Quarterly average
Total stockholders’

equity [1]
$ 6,553,488 $ 6,161,634
Less: Preferred Stock (22,143) (22,143)
Less: Goodwill (827,427) (827,427)
Less: Other intangibles (11,875) (13,440)
Total tangible common

equity
$ 5,692,043 $ 5,298,624
Return on average tangible common equity 10.63% 19.23%
[1] Average balances exclude unrealized gains or losses

on debt securities available-for-sale and the unrealized

loss related to certain securities
transferred from available-for-sale to held-to-maturity.

RISK MANAGEMENT
Market / Interest Rate Risk
The financial results and capital levels of the

Corporation are constantly exposed to market, interest

rate and liquidity risks.
Market risk

refers to the

risk of a

reduction in the

Corporation’s capital due

to changes in

the market valuation

of its assets

and/or
liabilities.

Most of the assets

subject to market valuation risk

are debt securities classified as

available-for-sale. Refer to Notes 6

and 7 to the
Consolidated Financial

Statements for

further information

on the

debt

securities available-for-sale

and

held-to-maturity portfolios.
Debt securities

classified as

available-for-sale amounted

to $17.2

billion as

of June

30, 2023.

Other assets

subject to

market risk
include loans held-for-sale, which amounted to $55 million, mortgage servicing rights (“MSRs”) which amounted to $121 million, and securities classified as “trading”, which amounted

to $29 million, as of June 30, 2023.

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
June 30, 2023 December 31, 2022
(Dollars in thousands) Amount Change Percent Change Amount Change Percent Change
Change in interest rate
+400 basis points $ 37,928 1.76% $ (38,548) (1.75) %
+200 basis points 19,989 0.93 (18,078) (0.82)
+100 basis points 10,831 0.50 (7,787) (0.35)
-100 basis points 58,902 2.74 41,763 1.90
-200 basis points 85,974 4.00 78,381 3.56
As

of

June

30, 2023,

NII simulations

show the

Corporation has

a relatively

neutral sensitivity

position as

compared

to

a

slightly
liability sensitive position as of December 31, 2022. The primary reasons for the variation in sensitivity are changes in balance sheet composition driven by an increase in

overnight Fed Funds on the asset

side and higher in Puerto

Rico public sector deposits which
are indexed

to market

rates. These

results suggest

that changes

in the

Corporation’s net

interest income

are driven

primarily by
portfolio management strategies,

variations in

balance sheet mix

and changes in

liability costs,

primarily Puerto Rico

public sector
deposits that represented $18.5 billion or 29% of deposits as of June 30, 2023. In declining rate scenarios net interest income would increase as

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

from expected

short-term price

movements. BPPR’s

trading activities consist

primarily of

holding U.S.

Government
sponsored

mortgage-backed securities

classified

as

“trading” and

hedging

the

related

market

risk

with

“TBA”

(to-be-announced)
market

transactions.

The

objective

is

to

derive

spread

income

from

the

portfolio

and

not

to

benefit

from

short-term

market
movements. In

addition, BPPR

uses forward

contracts or

TBAs to

hedge its

securitization pipeline.

Risks related

to variations

in
interest rates

and market volatility

are hedged

with TBAs

that have

characteristics similar to

that of

the forecasted security

and its
conversion timeline.
At June

30, 2023,

the Corporation held

trading securities

with a

fair value

of $29

million, representing approximately

0.04% of the
Corporation’s total

assets,

compared with

$28 million

and 0.04%,

respectively,

at December

31, 2022.

As shown

in Table

12, the
trading portfolio

consists principally

of mortgage-backed

securities and

U.S. Treasuries,

which at

June 30,

2023 were

investment
grade securities.

Table 12 - Trading

Portfolio
June 30, 2023 December 31, 2022
(Dollars in thousands)
Amount

Weighted
Average Yield [1] Amount
Weighted
Average Yield [1]
Mortgage-backed securities

$ 15,347 5.70% $ 14,223 5.79%
U.S. Treasury securities 13,338 4.61 13,069 3.26
Collateralized mortgage obligations 98 5.38 160 5.51
Puerto Rico government obligations 61 0.43 64 0.45
Interest-only strips

191 12.00 207 12.00
Other (includes related trading derivatives) 125 4.76 - -
Total

$ 29,160 5.23% $ 27,723 4.63%
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

outflows,

whether due

to a

loss of

confidence by

depositors, or

other reasons

exogenous events

such as

the COVID-19
pandemic,

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

at June

30, 2023

and 91%

at December

31, 2022.

The
ratio of

total ending loans

to deposits

was

52% at June

30, 2023

and December 31,

2022.

In addition to

traditional deposits, the
Corporation maintains borrowing

arrangements, which amounted

to approximately $1.4

billion in outstanding

balances at June

30,
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

During

the

second

quarter

of

2023

the

Corporation

had

no

material

incremental

use

of

its

available

liquidity

sources.

At

June
30,2023,

the

Corporation’s

available

liquidity

increased

to

$20.1

billion

from

$17.0

billion

on

December

31,

2022.

The

liquidity
sources of the Corporation at June 30,2023 are

presented in Table 13:

Table 13 - Liquidity Sources
30-Jun-23 31-Dec-22
(Dollars in thousands)
BPPR Popular U.S. Total BPPR Popular U.S. Total
Unpledged securities and unused funding
sources:
Money market (excess funds at the
Federal Reserve Bank) $ 7,664,753 $ 922,564 $ 8,587,317 $ 5,240,100 $ 367,966 $ 5,608,066
Unpledged securities 4,743,373 259,038 5,002,411 7,494,189 326,599 7,820,788
FHLB borrowing capacity 2,044,073 1,376,597 3,420,670 1,389,579 722,005 2,111,584
Discount window of the Federal Reserve
Bank borrowing capacity 1,438,473 1,688,795 3,127,268 1,090,308 329,385 1,419,693
Total available liquidity $ 15,890,672 $ 4,246,994 $ 20,137,666 $ 15,214,176 $ 1,745,955 $ 16,960,131
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

funding. Refer

to Table

8 for

a breakdown

of deposits

by major

types. Core

deposits are

generated
from a large base of consumer,

corporate and public sector customers. Core deposits include certificate of deposit under $250,000,
all

interest-bearing

transactional

deposit

accounts,

non-interest

bearing

deposits,

and

savings

deposits.

Core

deposits

exclude
brokered deposits and certificate of

deposits over $250,000.

Core deposits,

excluding P.R.

public funds that are

fully collateralized,
have

historically

provided

the

Corporation with

a

sizable

source

of

relatively stable

and

low-cost funds.

P.R.

public funds,

while
linked to

market interest

rates, provide

a stable

source of

funding with

an attractive

earnings spread.

Core deposits

totaled $59.5
billion, or

93% of

total deposits,

at June

30, 2023,

compared with

$57.6 billion,

or 94%

of total

deposits, at

December 31,

2022.
Core deposits financed 88% of the Corporation’s earning

assets at June 30, 2023, compared with 90%

at December 31, 2022.

The distribution by maturity of certificates of deposits with denominations of $250,000 and over at

June 30, 2023 is presented in the
table that follows:
Table 14 - Distribution by

Maturity of Certificate of Deposits of $250,000 and Over
(In thousands)
3 months or less $ 1,977,877
Over 3 to 12 months 672,916
Over 1 year to 3 years 202,715
Over 3 years 157,780
Total $ 3,011,288

The

Corporation

had

$1.5

billion

in

brokered

deposits

at

June

30,

2023,

which

financed

approximately

2%

of

its

total

assets
(December 31, 2022 -

$1.1 billion and 2%,

respectively).

In the event that

any of the Corporation’s

banking subsidiaries’ regulatory
capital

ratios fall

below those

required by

a well-capitalized

institution or

are subject

to capital

restrictions by

the regulators,

that
banking subsidiary faces

the risk of

not being able

to raise or

maintain brokered deposits

and faces limitations

on the rate

paid on
deposits, which

may hinder

the Corporation’s

ability to

effectively compete

in its

retail markets

and could

affect its

deposit raising
efforts.

Deposits from the public

sector represent

an important source of funds

for the Corporation. As

of June 30, 2023, total

public sector
deposits were $18.5 billion,

compared to $15.8 billion at December 31, 2022. Generally, these deposits require that the bank pledge high credit quality securities as collateral;

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

At June 30, 2023,

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

15

reflects

the

aggregate

balance

in

deposit

accounts

in

excess

of

$250,000,

including
collateralized public funds and deposits outside of the

U.S. and its territories.

Collateralized public funds, as presented in Table

15,
represent public

deposit balances from

governmental entities in

the U.S.

and its

territories, including Puerto

Rico and the

U.S.V.I.,
that are

collateralized based

on such

jurisdictions’ applicable collateral

requirements. On

June 30,2023,

deposits with

balances in
excess

of

$250,000,

excluding

foreign

deposits

(mainly

deposits

in

the

British

Virgin

Islands)

intercompany

deposits

and
collateralized

public

funds,

were

$11.4

billion

or

21%

at

BPPR

and

$2.3

billion

or

24%

at

Popular

U.S.,

compared

to

available
liquidity sources of $ 15.9 billion at BPPR and

$ 4.2 billion at Popular U.S.

Table 15 - Deposits
30-Jun-23
Popular, Inc.
(Dollars in thousands)
BPPR % of Total Popular U.S. % of Total (Consolidated) % of Total
Deposits:
Deposits balances under $250,000 [1] $ 24,393,322 44% $ 6,454,716 64% $ 30,848,038 48%
Transactional deposits balances over
$250,000 9,263,514 17% 2,068,584 21% 11,332,098 18%
Time deposits balances over $250,000 2,089,714 4% 276,822 3% 2,366,536 4%
Uninsured foreign deposits 457,218 1% - - % 457,218 1%
Collateralized public funds 18,716,276 34% 284,652 3% 19,000,928 30%
Intercompany deposits 157,213 - % 932,834 9% - - %
Total deposits $ 55,077,257 100% $ 10,017,608 100% $ 64,004,818 100%
[1] Includes the first $250,000 in balances of transactional and time deposit accounts with balances in excess

of $250,000.
31-Dec-22
Popular, Inc.
(Dollars in thousands)
BPPR % of Total Popular U.S. % of Total (Consolidated) % of Total
Deposits
Deposits balances under $250,000 [1] $ 24,505,697 46% $ 5,231,417 60% $ 29,737,114 49%
Transactional deposits balances over
$250,000 9,957,877 19% 2,674,841 31% 12,632,718 21%
Time deposits balances over $250,000 1,920,455 4% 167,067 2% 2,087,522 3%
Uninsured foreign deposits 425,855 1% - - % 425,855 1%
Collateralized public funds 16,233,342 31% 110,676 1% 16,344,018 27%
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

The outstanding balance

of notes payable

at the

BHCs amounted to

$891 million at

June 30,

2023 and $497

million at December
31, 2022.
The contractual maturities of the BHCs notes payable

at June 30, 2023 are presented in Table 16.

Table 16

- Distribution of BHC's Notes Payable by Contractual

Maturity
Year (In thousands)
2023 $ 299,743
Later years 591,674
Total $ 891,417
The Corporation’s 6.125% unsecured senior debt securities mature in September of 2023. As of June 30, 2023, the BHCs had cash and money

markets investments

totaling $657

million and

borrowing potential

of $211

million from

its secured

facility with

BPPR.
The BHCs’

liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which
are expected to be enough to meet all interest payments and

dividend obligations during the foreseeable future. On

March 13, 2023,
the Corporation

issued $400

million aggregate

principal amount

of 7.25%

Senior Notes

due 2028

(the “Notes”)

in an

underwritten
public offering. The Corporation will use a portion of the

net proceeds of the 2028 Notes offering to redeem,

on August 14, 2023 the
outstanding

$300

million

aggregate

principal

amount

of

its

outstanding

6.125%

Senior

Notes

due

September

2023.

For

the
remainder of

year 2023,

debt service

at

the BHCs

is approximately

$24 million,

including $2

million from

the 6.125%

unsecured
senior

debt

which

will

be

redeemed on

August

14,

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
of dividends to the

BHCs. The liquidity needs

of the non-banking subsidiaries

are minimal since most

of them are

funded internally
from

operating cash

flows

or from

intercompany borrowings

or capital

contributions from

their holding

companies. During

the six
months ended June 30, 2023, Popular, Inc. made capital contributions of $1.3 million to its wholly owned subsidiary,

Popular Impact
Fund.

Dividends
During

the

six

months

ended June

30,

2023,

the

Corporation declared

cash

dividends of

$1.10

per

common

share

outstanding
($79.2 million in

the aggregate). The

dividends for the

Corporation’s Series A

preferred stock amounted to

$0.7 million. During

the
six months ended June 30, 2023, the BHCs received dividends amounting to $100 million from BPPR, $50 million from PNA and

$4
million from

its non-banking subsidiaries.

In addition,

during the

six months ended

June 30,

2023, Popular International

Bank Inc.,
wholly

owned

subsidiary

of

Popular,

Inc.,

received

$14.1

million

in

cash

dividends

and

$2.1

million

in

stock

dividends

from

its
investment in BHD. Dividends from BPPR constitute

Popular, Inc.’s primary source of liquidity.

Other Funding Sources and Capital
In

addition to

cash

reserves held

at

the

FRB

that

totaled $

8.6

billion at

June

30,2023,

the

debt securities

portfolio provides

an
additional

source

of

liquidity,

which

may

be

realized

through

either

securities

sales,

collateralized

borrowings

or

repurchase
agreements.

The

Corporation’s

debt

securities

portfolio

consists

primarily

of

liquid

U.S.

government

debt

securities,

U.S.
government

sponsored

agency

debt

securities,

U.S.

government

sponsored

agency

mortgage-backed

securities,

and

U.S.
government

sponsored

agency

collateralized

mortgage

obligations

that

can

be

used

to

raise

funds

in

the

repo

markets.

The
availability

of

the

repurchase

agreement

would

be

subject

to

having

sufficient

unpledged

collateral

available

at

the

time

the
transactions are to be consummated, in addition to overall liquidity and risk appetite of the various counterparties. The Corporation’s unpledged debt securities amounted to $ 5.0 billion

at June 30, 2023 and $ 7.8 billion at December

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

FDIC Special Assessments

On

May

11,

2023,

the

Federal

Deposit

Insurance

Corporation

(“FDIC”)

released

a

proposed

rule

that

would

impose

special
assessments

to

recover

the

losses

to

the

deposit

insurance

fund

(“DIF”)

resulting

from

the

FDIC’s

use,

in

March

2023,

of

the
systemic risk exception to the least-cost resolution test under the Federal Deposit Insurance Act in connection with the receiverships of Silicon Valley Bank and Signature Bank.

The

FDIC

stated

that

it

currently

estimates

those

assessed

losses

to

total

$15.8

billion

and

that

the

amount

of

the

special
assessments would be adjusted as the loss

estimate changes. Under the proposed rule, the assessment base would be an insured
depository institution’s (“IDI”)

estimated uninsured deposits, as

reported in the

IDI’s December 31,

2022 Call Report,

excluding the
first

$5

billion

in

estimated

uninsured

deposits.

For

a

holding

company

that

has

more

than

one

IDI

subsidiary,

such

as

the
Corporation, the $5 billion exclusion would be

allocated among the company’s IDI subsidiaries

in proportion to each IDI’s

estimated
uninsured deposits. The special assessments would be collected at an annual rate of approximately 12.5 basis points per year (3.13 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024 (with the
first

assessment

payment

due

by

June

28,

2024).

Under

the

proposed

rule,

the

estimated

loss

pursuant

to

the

systemic

risk
determination

would be

periodically adjusted,

and

the

FDIC

would retain

the

ability to

cease

collection

early,

extend the

special
assessment collection period and impose

a final shortfall special assessment

on a one-time basis. In

their December 31, 2022

Call
Reports, BPPR and PB reported estimated uninsured deposits of approximately $28.1 billion and $3.5 billion, respectively.

Although
the proposal could be changed, the assessments, as proposed, would be recorded as an expense in the period in which this

change
is enacted.

Such expense

would significantly affect

noninterest expense and

the results

of operations for

the quarter

in which

it is
recognized. If the

final rule is

adopted as proposed,

the special assessment

for the

Corporation is estimated

at approximately $66
million. The actual assessment may vary as a result

of the final rule, including any changes to the calculation

methodology.
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

June

30,

2023

and

June

30,

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

Table 17 - Summarized Statement

of Condition
(In thousands) June 30, 2023 December 31, 2022
Assets
Cash and money market investments $ 657,413 $ 203,083
Investment securities 28,662 24,815
Accounts receivables from obligor subsidiaries 16 -
Accounts receivables from non-obligor subsidiaries 22,106 16,853
Other loans (net of allowance for credit losses of $155 (2022

- $370))
27,427 27,826
Investment in equity method investees 5,271 5,350
Other assets 52,863 45,278
Total assets $ 793,758 $ 323,205
Liabilities and Stockholders' deficit
Accounts payable to obligor subsidiaries 16 -
Accounts payable to non-obligor subsidiaries $ 5,454 $ 3,709
Notes payable 891,416 497,428
Other liabilities 114,236 112,847
Stockholders' deficit (217,364) (290,779)
Total liabilities and

stockholders' deficit
$ 793,758 $ 323,205
Table 18 - Summarized Statement

of Operations
For the quarters ended
(In thousands) June 30, 2023 June 30, 2022
Income:
Dividends from non-obligor subsidiaries $ 104,000 $ 454,000
Interest income from non-obligor subsidiaries and affiliates 6,950 399
(Losses) earnings from investments in equity method investees (78) 14,995
Other operating income (expense) 2,585 (2,669)
Total income $ 113,457 $ 466,725
Expenses:
Services provided by non-obligor subsidiaries and affiliates

(net of
reimbursement by subsidiaries for services provided by parent of
$112,210 (2022 - $98,651)) $ 10,898 $ 8,003
Other operating expenses 13,358 7,738
Total expenses $ 24,256 $ 15,741
Net income $ 89,201 $ 450,984
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

June 30,

2023,
BPPR

declared

cash

dividends

of

$100

million.

At

June

30,

2023,

BPPR

can

declare

a

dividend

of

approximately

$335

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

$7.8 million

in deposits

at June

30, 2023

that are
subject to rating triggers.

In addition,

certain mortgage servicing

and custodial agreements

that BPPR

has with

third parties

include rating covenants.

In the
event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow

deposits

and/or

increase

collateral

levels

securing

the

recourse

obligations.

Also,

as

discussed

in

Note

20

to

the
Consolidated

Financial

Statements,

the

Corporation

services

residential

mortgage

loans

subject

to

credit

recourse

provisions.
Certain

contractual

agreements

require

the

Corporation

to

post

collateral

to

secure

such

recourse

obligations

if

the

institution’s
required

credit

ratings

are

not

maintained.

Collateral

pledged

by

the

Corporation

to

secure

recourse

obligations

amounted

to
approximately $26.2 million at June 30, 2023. The Corporation could be required to post additional collateral under the agreements.

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

3.0%

year-over-year

increase

and

a

0.4%

month-over-month

increase

in

June

2023.

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

3.0% during the

12-month period ended

June
2023.

Inflation in Puerto Rico,

as measured by the

Puerto Rico Consumer Price

Index (published by the

Department of Labor and
Human Resources of

Puerto Rico), increased

2.3%

during the 12-month

period ended June

2023. The rate

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

At June

30, 2023,

the Corporation’s

direct exposure

to

PR Government

Entities totaled

$380 million,

of

which $351

million were
outstanding, compared

to

$374 million

at

December 31,

2022, of

which $327

million

were outstanding.

A

deterioration in

Puerto
Rico’s fiscal and

economic situation could adversely

affect the value

of our Puerto

Rico government obligations, resulting

in losses
to

us.

Of

the

amount

outstanding,

$325

million

consists

of

loans

and

$26

million

are

securities

($302

million

and

$25

million,
respectively,

at December

31, 2022).

All of

the Corporation’s

direct exposure

outstanding at

June 30,

2023 were

obligations from
various

Puerto

Rico

municipalities.

In

most

cases,

these

were

“general

obligations”

of

a

municipality,

to

which

the

applicable
municipality

has

pledged its

good

faith, credit

and unlimited

taxing power,

or

“special obligations”

of

a municipality,

to

which the
applicable municipality has pledged basic property

tax or sales tax

revenues. At June 30, 2023,

74% of the Corporation’s exposure
to

municipal

loans

and

securities

was

concentrated

in

the

municipalities

of

San

Juan,

Guaynabo,

Carolina

and

Caguas.

For
additional discussion of the Corporation’s direct exposure to the Puerto

Rico government and its instrumentalities and municipalities, refer to Note 21 – Commitments and Contingencies

to the Consolidated Financial Statements.

In addition,

at June

30, 2023,

the Corporation had

$240 million

in loans

insured or

securities issued by

Puerto Rico

governmental
entities, but for

which the principal source

of repayment is

non-governmental ($251 million at December 31, 2022).

These included
$199 million in

residential mortgage loans insured

by the Puerto

Rico Housing Finance Authority

(“HFA”), a

PR Government Entity
(December 31, 2022 - $209 million). These mortgage loans are secured by first mortgages on Puerto

Rico residential properties and
the

HFA

insurance

covers

losses

in

the

event

of

a

borrower

default

and

upon

the

satisfaction

of

certain

other

conditions.

The
Corporation also had at June 30, 2023, $40 million in bonds issued by HFA which are secured by second mortgage loans on Puerto
Rico residential properties, and for which

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
As of June

30, 2023, BPPR had

$18.5 billion in deposits from

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
At June

30, 2023,

the Corporation

had approximately

$28 million

in direct

exposure to

USVI government

entities (December

31,
2022 - $28 million).

British Virgin Islands
The

Corporation has

operations

in

the

British Virgin

Islands

(“BVI”),

which

was

negatively

affected by

the

COVID-19

pandemic,
particularly as

a reduction

in the

tourism activity

which accounts

for a

significant portion

of its

economy.

Although the

Corporation
has no

significant exposure

to a

single borrower

in the

BVI, at

June 30,

2023, it

has a

loan portfolio

amounting to

approximately
$207 million comprised of various retail and commercial

clients, compared to a loan portfolio of $214 million

at December 31, 2022.
U.S. Government
As further detailed in Notes

6 and 7 to the

Consolidated Financial Statements, a substantial portion of the

Corporation’s investment
securities

represented exposure

to

the

U.S.

Government in

the

form

of

U.S. Government

sponsored entities,

as

well

as

agency
mortgage-backed and U.S. Treasury securities. In addition, $1.6 billion of residential mortgages, $12 million of SBA loans under the
Paycheck Protection Program (“PPP”) and $71 million

commercial loans were insured or guaranteed by

the U.S. Government or its
agencies at June 30, 2023 (compared to $1.6

billion, $38 million and $72 million, respectively, at December 31, 2022).
Non-Performing Assets
Non-performing assets (“NPAs”)

include primarily past-due

loans that

are no

longer accruing interest,

renegotiated loans, and

real
estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 21.
During the second

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

Total

NPAs

decreased

by

$57

million

when

compared

with

December

31,

2022.

Total

non-performing

loans

held-in-portfolio
(“NPLs”)

decreased

by

$54

million

from

December

31,

2022.

BPPR’s

NPLs

decreased

by

$50

million,

mainly

driven

by

lower
mortgage and

consumer NPLs

by $48

million and

$16 million,

respectively,

in part

offset

by higher

construction and

commercial
NPLs by

$9 million

and $7

million, respectively.

The consumer

NPLs decrease

was mostly

driven by

a $11

million line

of credit
charge-off on a single relationship, while the construction and commercial NPLs increase was driven by a $9 million and $14 million
loan

relationship,

respectively.

Popular

U.S.

NPLs

decreased

by

$4

million

from

December

31,

2022,

mainly

driven

by

lower
mortgage NPLs. On June

30, 2023, the ratio

of NPLs to total

loans held-in-portfolio was 1.2% compared

to 1.4%, at December

31,
2022. Other real estate owned loans (“OREOs”) decreased by $3 million. On June 30, 2023, NPLs secured by real estate amounted to

$272

million

in

the

Puerto

Rico

operations

and

$27

million

in

Popular

U.S,

compared

with

$303

million

and

$33

million,
respectively, at December 31, 2022.

The Corporation’s

commercial loan

portfolio secured

by real

estate (“CRE”)

amounted to

$10.1 billion

at June

30, 2023,

of which
$3.0 billion was secured

with owner occupied properties, compared

with $9.9 billion and

$3.1 billion, respectively,

at December 31,
2022. Office space

leasing exposure in

our non-owner occupied

CRE portfolio is

limited, representing only

1.8% or $600

million of
our total loan portfolio.

The exposure is mainly comprised of low- to mid- rise properties with average loan size of $2.0 million and is
well diversified across tenant type.
CRE NPLs amounted to $65 million at June 30,

2023, compared with $54 million at December

31, 2022. The CRE NPL ratios for the
BPPR

and

Popular

U.S.

segments

were

1.27%

and

0.10%,

respectively,

at

June

30,

2023,

compared

with

1.04%

and

0.12%,
respectively, at December 31, 2022.
In

addition to

the NPLs

included in

Table

21, at

June 30,

2023, there

were $350

million

of performing

loans, mostly

commercial
loans, which in management’s opinion, are currently subject to potential future classification as non-performing (December 31, 2022
- $374 million).
For

the

period

ended

June

30,

2023,

total

inflows

of

NPLs

held-in-portfolio,

excluding

consumer

loans,

remained

flat,

when
compared to the inflows for the same period in 2022. Inflows of NPLs held-in-portfolio at the BPPR segment increased slightly by $2 million, compared to the same period in 2022. Inflows of NPLs held-in-portfolio at the Popular U.S. segment decreased by $2 million from the same period in 2022.

Table 19 - Non-Performing

Assets
June 30, 2023 December 31, 2022
(Dollars in thousands) BPPR
Popular
U.S.
Popular,
Inc.
As a % of
loans HIP
by category BPPR
Popular
U.S.
Popular,
Inc.
As a % of
loans HIP
by category
Commercial $ 88,716 $ 11,610 $ 100,326 0.6% $ 82,171 $ 10,868 $ 93,039 0.6%
Construction 9,284 - 9,284 1.1 - - - -
Leasing 4,743 - 4,743 0.3 5,941 - 5,941 0.4
Mortgage 194,219 14,577 208,796 2.8 242,391 20,488 262,879 3.6
Auto 36,204 - 36,204 1.0 40,978 - 40,978 1.2
Consumer

19,173 6,978 26,151 0.8 30,528 6,076 36,604 1.2
Total non-performing

loans held-in-
portfolio 352,339 33,165 385,504 1.2% 402,009 37,432 439,441 1.4%
Other real estate owned (“OREO”) 85,924 292 86,216 88,773 353 89,126
Total non-performing

assets
[1] $ 438,263 $ 33,457 $ 471,720 $ 490,782 $ 37,785 $ 528,567
Accruing loans past due 90 days or
more [2] $ 273,150 $ 177 $ 273,327 $ 351,248 $ 366 $ 351,614
Ratios:
Non-performing assets to total
assets 0.77% 0.24% 0.67% 0.89% 0.30% 0.78%
Non-performing loans held-in-
portfolio to loans held-in-portfolio

1.52 0.33 1.17 1.78 0.39 1.37
Allowance for credit losses to loans
held-in-portfolio 2.58 1.05 2.12 2.73 1.10 2.25
Allowance for credit losses to non-
performing loans, excluding held-for-
sale 169.19 313.86 181.63 153.12 279.86 163.91
[1] There were no non-performing loans held-for-sale

as of June 30, 2023 and December 31, 2022.
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

June

30,

2023

(December

31,

2022

-

$190

million).
Furthermore, the

Corporation has

approximately

$39 million

in reverse

mortgage loans

which are

guaranteed

by FHA,

but which

are currently

not
accruing interest.

Due

to

the guaranteed

nature

of the

loans, it

is the

Corporation’s

policy

to exclude

these balances

from

non-performing

assets
(December 31, 2022 - $42 million).

Table 20 - Activity in Non

-Performing Loans Held-in-Portfolio (Excluding Consumer

Loans)
For the quarter ended June 30, 2023 For the six months ended June 30, 2023
(Dollars in thousands) BPPR Popular U.S. Popular, Inc. BPPR Popular U.S. Popular, Inc.
Beginning balance $ 315,027 $ 25,767 $ 340,794 $ 324,562 $ 31,356 $ 355,918
Plus:
New non-performing loans 40,005 9,088 49,093 90,618 17,619 108,237
Advances on existing non-performing loans - 78 78 - 143 143
Less:
Non-performing loans transferred to OREO (9,247) - (9,247) (20,120) (58) (20,178)
Non-performing loans charged-off (324) (2,175) (2,499) (1,500) (2,391) (3,891)
Loans returned to accrual status / loan collections (53,242) (6,571) (59,813) (101,341) (20,482) (121,823)
Ending balance NPLs $ 292,219 $ 26,187 $ 318,406 $ 292,219 $ 26,187 $ 318,406
Table 21 - Activity in Non

-Performing Loans Held-in-Portfolio (Excluding Consumer

Loans)
For the quarter ended June 30, 2022 For the six months ended June 30, 2022
(Dollars in thousands) BPPR Popular U.S. Popular, Inc. BPPR Popular U.S. Popular, Inc.
Beginning balance $ 424,342 $ 27,229 $ 451,571 $ 454,419 $ 27,501 $ 481,920
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
Ending balance NPLs $ 381,163 $ 27,638 $ 408,801 $ 381,163 $ 27,638 $ 408,801
Table 22 - Activity in Non

-Performing Commercial Loans Held-in-Portfolio
For the quarter ended June 30, 2023 For the six months ended June 30, 2023
(Dollars in thousands) BPPR Popular U.S.
Popular, Inc.

BPPR Popular U.S.
Popular, Inc.

Beginning balance $ 90,952 $ 11,048 $ 102,000 $ 82,171 $ 10,868 $ 93,039
Plus:
New non-performing loans 3,203 4,631 7,834 19,797 10,350 30,147
Advances on existing non-performing loans - 2 2 - 28 28
Less:
Non-performing loans transferred to OREO (21) - (21) (308) - (308)
Non-performing loans charged-off (595) (2,175) (2,770) (1,268) (2,391) (3,659)
Loans returned to accrual status / loan
collections (4,823) (1,896) (6,719) (11,676) (7,245) (18,921)
Ending balance NPLs $ 88,716 $ 11,610 $ 100,326 $ 88,716 $ 11,610 $ 100,326

Table 23 - Activity in Non

-Performing Commercial Loans Held-in-Portfolio
For the quarter ended June 30, 2022 For the six months ended June 30, 2022
(Dollars in thousands) BPPR Popular U.S.
Popular, Inc.

BPPR Popular U.S.
Popular, Inc.

Beginning balance $ 117,782 $ 5,403 $ 123,185 $ 120,047 $ 5,532 $ 125,579
Plus:
New non-performing loans 1,666 7,325 8,991 7,793 10,324 18,117
Advances on existing non-performing loans - 1 1 - 2,506 2,506
Less:
Non-performing loans transferred to OREO (914) - (914) (3,966) - (3,966)
Non-performing loans charged-off (951) (89) (1,040) (1,207) (162) (1,369)
Loans returned to accrual status / loan collections (21,090) (5,194) (26,284) (26,174) (10,754) (36,928)
Ending balance NPLs $ 96,493 $ 7,446 $ 103,939 $ 96,493 $ 7,446 $ 103,939
Table 24 - Activity in Non

-Performing Construction Loans Held-in-Portfolio

For the quarter ended June 30, 2023 For the six months ended June 30, 2023
(Dollars in thousands) BPPR Popular U.S.
Popular, Inc.

BPPR Popular U.S.
Popular, Inc.

Beginning balance $ - $ - $ - $ - $ - $ -
Plus:
New non-performing loans 9,284 - 9,284 9,284 - 9,284
Ending balance NPLs $ 9,284 $ - $ 9,284 $ 9,284 $ - $ 9,284
Table 25 - Activity in Non

-Performing Construction Loans Held-in-Portfolio
For the quarter ended June 30, 2022 For the six months ended June 30, 2022
(Dollars in thousands) BPPR Popular U.S.
Popular, Inc.

BPPR Popular U.S.
Popular, Inc.

Beginning balance $ - $ - $ - $ 485 $ - $ 485
Less:
Loans returned to accrual status / loan collections - - - (485) - (485)
Ending balance NPLs $ - $ - $ - $ - $ - $ -

Table 26 - Activity in Non

-Performing Mortgage Loans Held-in-Portfolio
For the quarter ended June 30, 2023
For the six months ended

June 30, 2023
(Dollars in thousands) BPPR
Popular
U.S.
Popular, Inc.

BPPR Popular U.S.
Popular, Inc.

Beginning balance $ 224,075 $ 14,719 $ 238,794 $ 242,391 $ 20,488 $ 262,879
Plus:
New non-performing loans 27,518 4,457 31,975 61,537 7,269 68,806
Advances on existing non-performing loans - 76 76 - 115 115
Less:
Non-performing loans transferred to OREO (9,226) - (9,226) (19,812) (58) (19,870)
Non-performing loans charged-off 271 - 271 (232) - (232)
Loans returned to accrual status / loan
collections (48,419) (4,675) (53,094) (89,665) (13,237) (102,902)
Ending balance NPLs $ 194,219 $ 14,577 $ 208,796 $ 194,219 $ 14,577 $ 208,796
Table 27 - Activity in Non

-Performing Mortgage Loans Held-in-Portfolio
For the quarter ended June 30, 2022 For the six months ended June 30, 2022
(Dollars in thousands) BPPR
Popular
U.S.
Popular, Inc.

BPPR Popular U.S.
Popular, Inc.

Beginning balance $ 306,560 $ 21,826 $ 328,386 $ 333,887 $ 21,969 $ 355,856
Plus:
New non-performing loans 36,665 3,793 40,458 74,858 8,593 83,451
Advances on existing non-performing loans - 110 110 - 244 244
Less:
Non-performing loans transferred to OREO (10,627) - (10,627) (20,971) (85) (21,056)
Non-performing loans charged-off (295) (127) (422) (762) (127) (889)
Loans returned to accrual status / loan collections (47,633) (5,410) (53,043) (102,342) (10,402) (112,744)
Ending balance NPLs $ 284,670 $ 20,192 $ 304,862 $ 284,670 $ 20,192 $ 304,862

Loan Delinquencies
Another key measure used to evaluate and

monitor the Corporation’s asset quality is loan

delinquencies. Loans delinquent 30 days
or more, as a percentage of their related portfolio

category on June 30, 2023 and December 31, 2022,

are presented below.
Table 28 - Loan Delinquencies
(Dollars in thousands) June 30, 2023 December 31, 2022
Loans delinquent
30 days or more Total loans
Total delinquencies

as
a percentage of total
loans
Loans delinquent
30 days or more Total loans
Total delinquencies

as
a percentage of total
loans
Commercial

$ 123,280 $ 16,368,300 0.75% $ 119,476 $ 15,739,132 0.76%
Construction

10,254 819,903 1.25 - 757,984 -
Leasing 21,714 1,661,523 1.31 21,487 1,585,739 1.36
Mortgage [1] 781,185 7,449,078 10.49 937,253 7,397,471 12.67
Consumer

219,293 6,732,118 3.26 216,401 6,597,443 3.28
Loans held-for-sale - 55,421 - - 5,381 -
Total

$ 1,155,726 $ 33,086,343 3.49% $ 1,294,617 $ 32,083,150 4.04%
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

pessimistic scenario.

During the second quarter
2023, due to positive trends, the Corporation lowered the probability weights assigned to the pessimistic scenario and increased the probability weight assigned to the baseline scenario, prompting a reserve release of $5.8 million. The baseline scenario continues to be assigned the highest probability, followed by the pessimistic scenario,

and then the optimistic scenario.
The

2023

annualized

GDP

growth

in

the

baseline

scenario

stands

at

1.5%

and

1.6%

for

Puerto

Rico

and

the

United

States,
respectively, compared to 2.1% and 1.3%

in the previous quarter. The 2023 forecasted average unemployment rate for

Puerto Rico
improved to

6.3% from

6.9% in

the previous

forecast, while

in the

United States

unemployment levels

remained stable

at

3.6%,
compared to 3.5% in the previous forecast.

At

June

30,

2023,

the

allowance

for

credit

losses

amounted

to

$700

million,

a

decrease

of

$20

million,

when

compared

with
December 31, 2022.

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02 in
March 2022, which eliminates the

accounting guidance for troubled debt

restructures (“TDRs”) and the requirement

to measure the
effect

of

the

concession from

a

loan

modification, for

which

the

Corporation used

a

discounted cash

flow

(“DCF”)

method.

This
impact

resulted

in

a

release

in

the

ACL

of

approximately

$46

million

presented

as

an

adjustment

to

the

beginning

balance

of
retained earnings, net of tax effect.

Excluding ASU 2022-02 impact, the ACL for BPPR increased by $23 million,

when compared to December 31, 2022, while the ACL
for

Popular

U.S

increased

by

$3

million

from

December 31,

2022.

These

increases

were

mostly

driven

by

specific

reserves

for
collateral dependent U.S. commercial and P.R.

construction loans, changes in macroeconomic scenarios,

higher loan volumes and
migration of

P.R.

consumer credit

scores, partially

offset by

changes in

the assignments

of probability

weights to

macroeconomic
scenarios, as previously mentioned, and reductions in qualitative reserves. The Corporation’s ratio of the allowance for credit losses to loans held-in-portfolio was

2.12% on June

30, 2023, compared to

2.25% on December

31, 2022.

The ratio of

the allowance for
credit losses to NPLs held-in-portfolio stood at 181.6%,

compared to 163.9% on December 31, 2022.
The provision for credit losses for the period ended June

30, 2023, amounted to an expense of $36 million, compared

to an expense
of

$10

million

for

the

period

ended

June

30,

2022,

as

the

prior

period

included

reductions

in

reserves

due

to

post-pandemic
improvements in

the macroeconomic

outlook and

lower NCOs.

The provision

expense related to

the loans-held-in-portfolio for

the
six-month period

ended June

30,2023 was

$82.8 million,

compared to

the reserve

release of

$4.5 million

for the

six-month period
ended

June

30,2022.

Refer

to

Note

9

–

Allowance

for

credit

losses

–

loans

held-in-portfolio

to

the

Consolidated

Financial
Statements, and to the Provision for Credit Losses

section of this MD&A for additional information.
Table 29 - Allowance for Credit

Losses - Loan Portfolios
June 30, 2023
(Dollars in thousands) Commercial Construction Mortgage Leasing Consumer Total
Total ACL $ 248,953 $ 11,332 $ 96,093 $ 13,927 $ 329,895 $ 700,200
Total loans held-in

-portfolio
16,368,300 819,903 7,449,078 1,661,523 6,732,118 33,030,922
ACL to loans held-in-portfolio 1.52% 1.38% 1.29% 0.84% 4.90% 2.12%
Total non-performing

loans held-in-portfolio
$ 100,326 $ 9,284 $ 208,796 $ 4,743 $ 62,355 $ 385,504
ACL to non-performing loans held-in-portfolio 248.14% 122.06 46.02% 293.63 % N.M. % 181.63%
N.M. - Not meaningful.
Table 30 - Allowance for Credit

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
The following

tables present

annualized net charge-offs

(recoveries) to average

loans held-in-portfolio (“HIP”)

by loan

category for
the quarters and six months ended June 30, 2023 and

2022.
Table 31 - Annualized Net Charge

-offs (Recoveries) to Average Loans

Held-in-Portfolio
Quarters ended
June 30, 2023 June 30, 2022
BPPR Popular U.S. Popular Inc. BPPR Popular U.S. Popular Inc.
Commercial

(0.06) % 0.10% 0.01% (0.18) % 0.01% (0.09) %
Construction ― ― ― (1.06) ― (0.20)
Mortgage (0.22) (0.03) (0.19) (0.29) 0.02 (0.24)
Leasing 0.39 ― 0.39 0.18 ― 0.18
Consumer 1.37 4.87 1.52 0.88 0.72 0.88
Total annualized

net charge-offs
(recoveries) to average loans held-in-
portfolio 0.33% 0.22% 0.29% 0.10% 0.03% 0.08%
Six months ended
June 30, 2023 June 30, 2022
BPPR Popular U.S. Popular Inc. BPPR Popular U.S. Popular Inc.
Commercial

(0.06) % (0.01) % (0.04) % (0.20) % (0.02) % (0.12) %
Construction ― ― ― (1.29) (0.36) (0.52)
Mortgage (0.24) (0.02) (0.20) (0.24) 0.01 (0.20)
Leasing 0.24 ― 0.24 0.03 ― 0.03
Consumer 1.84 4.84 1.97 0.91 0.43 0.89
Total annualized

net charge-offs
(recoveries) to average loans held-in-
portfolio 0.44% 0.14% 0.35% 0.10% (0.02) % 0.07%
NCOs for the quarter ended June 30, 2023 amounted to $24 million,

increasing by $18 million when compared to the same period in
2022.

The

BPPR

segment

increased

by

$13

million

mainly

driven

by

higher

consumer

NCOs

by

$9

million,

reflective

of

post-
pandemic normalization. The PB segment NCOs increased

by $5 million, mainly driven by higher

consumer NCOs by $3 million.
NCOs for

the six

months ended

June 30,

2023 amounted

to

$57 million,

increasing by

$47 million

when compared

to

the same
period in 2022. The BPPR segment

increased by $39 million mainly driven by

higher consumer NCOs by $32 million, mostly

driven
by an $11

million line of credit charge-off

on a single relationship.

The PB segment NCOs increased by

$8 million, mainly driven by
higher consumer NCOs by $7 million.
Loan Modifications
For the

period ended June

30, 2023,

modified loans

to borrowers

with financial

difficulty amounted

to $165

million, of

which $145
million

are in

accruing status.

The BPPR

segment’s modifications

to

borrowers with

financial difficulty

amounted to

$125 million,
mainly

comprised

of

commercial

and

mortgage

loans

of

$70

million

and

$47

million,

respectively.

A

total

of

$31

million

of

the
mortgage modifications were related to

government guaranteed loans. The Popular

U.S. segment’s modifications to borrowers

with
financial difficulty amounted to $40 million, of which $30

million were commercial loans.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Corporation’s management,

with the

participation of the

Corporation’s Chief Executive

Officer and Chief

Financial Officer,

has
evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and
15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that,

as of the end of such
period, the Corporation’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis,

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

June 30, 2023.
Issuer Purchases of Equity Securities
The following table sets forth the details of

purchases of Common Stock by the Corporation

during the quarter ended June 30, 2023:
Issuer Purchases of Equity Securities
Not in thousands
Period
Total Number of
Shares Purchased [1]
Average Price Paid per
Share
Total Number of

Shares
Purchased as Part of Publicly
Announced Plans or Programs
Approximate Dollar Value of
Shares that May Yet be
Purchased Under the Plans or
Programs
April 1 - April 30 - $ - - $-
May 1 - May 31 21,402 58.99 - -
June 1 - June 30 6 59.85 - -
Total

21,408 $ 58.99 - -
[1] Includes

21,402

and 6

shares of

the Corporation’s

common

stock acquired

by the

Corporation

during May

2023

and June

2023,

respectively,

in
connection

with the

satisfaction

of tax

withholding

obligations

on vested

awards of

restricted

stock

or restricted

stock

units

granted to

directors

and
certain employees under the Corporation’s Omnibus Incentive

Plan. The acquired shares of common stock were added

back to treasury stock.

Item 3.

Defaults Upon Senior Securities
None.
Item 4.

Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans or Other Preplanned Trading Arrangements
Certain

of

our

officers

or

directors have

made

elections to
participate in
,

and are

participating in,

our dividend

reinvestment and
purchase plan, the Company

stock fund associated with

our 401(k) plans and/or

the Company stock fund

associated with our non-
qualified

deferred

compensation plans

and

have

shares

withheld

to

cover

withholding

taxes

upon

the

vesting

of

equity

awards,
which may be designed to satisfy

the affirmative defense conditions of Rule

10b5-1 under the Exchange Act or

may constitute non-
Rule 10b5–1
trading arrangements

(as defined in Item 408(c) of Regulation

S-K).

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
(1)
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
(1)
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104
The cover page of Popular, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023,
formatted in Inline XBRL (included within the Exhibit

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
POPULAR, INC.
(Registrant)
Date: August 9, 2023 By: /s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President &
Chief Financial Officer
Date: August 9, 2023 By: /s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller