Form 10-Q
period 2023-09-30
POPULAR, INC.
filed 2023-11-09
CIK 763901

1
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-Q
[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended

September 30, 2023
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
[

]

Yes
[X]

No
Indicate

the

number

of

shares

outstanding

of

each

of

the

issuer’s

classes

of

common

stock,

as

of

the

latest
practicable date:

Common Stock, $0.01 par value,
72,154,356

shares outstanding as of November 7, 2023.

POPULAR INC
INDEX
Part I – Financial Information Page
Item 1. Financial Statements
Unaudited Consolidated Statements of Financial Condition

at September 30, 2023
and
December 31, 2022 6
Unaudited Consolidated Statements of Operations for

the quarters

and nine months ended September 30, 2023

and 2022
7
Unaudited Consolidated Statements of Comprehensive

Income (Loss) for the
quarters and nine months ended September 30,

2023 and 2022
8
Unaudited Consolidated Statements of Changes in

Stockholders’ Equity for the
quarters and nine months ended September 30,

2023 and 2022
9
Unaudited Consolidated Statements of Cash Flows for

the nine months

ended September 30, 2023 and 2022 11
Notes to Unaudited Consolidated Financial Statements 13
Item 2. Management’s Discussion and Analysis of Financial

Condition and

Results of Operations
133
Item 3. Quantitative and Qualitative Disclosures about

Market Risk

182
Item 4. Controls and Procedures 182
Part II – Other Information
Item 1. Legal Proceedings 182
Item 1A. Risk Factors 182
Item 2. Unregistered Sales of Equity Securities and

Use of Proceeds
183
Item 3. Defaults Upon Senior Securities 183
Item 4. Mine Safety Disclosures 183
Item 5. Other Information 183
Item 6. Exhibits 183
Signatures 185

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

inflation, that

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
●

changes in

federal

bank regulatory

and supervisory

policies, including

required levels

of

capital, liquidity,

resolution-
related requirements and the impact of proposed

capital standards on our capital ratios;
●

additional or special

Federal Deposit Insurance

Corporation (“FDIC”) assessments, including

the special assessments
being proposed by the FDIC to recover the losses to the deposit insurance fund (“DIF”) resulting from the receiverships of Silicon Valley Bank and Signature Bank;
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
September 30, December 31,
(In thousands, except share information) 2023 2022
Assets:
Cash and due from banks $
535,335
$
469,501
Money market investments:

Time deposits with other banks

6,389,437
5,614,595
Total money market investments
6,389,437
5,614,595
Trading account debt securities, at fair value:

Other trading account debt securities
30,988
27,723
Debt securities available-for-sale, at fair

value:
Pledged securities with creditors’ right to repledge

72,062
129,203
Other debt securities available-for-sale
17,057,796
17,675,171
Debt securities held-to-maturity, at amortized cost:
Pledged securities with creditors’ right to repledge

27,047
26,496
Other debt securities held-to-maturity
8,275,035
8,498,870
Debt securities held-to-maturity (fair

value 2023 - $
8,065,067
; 2022 - $
8,440,196
)
8,302,082
8,525,366
Less – Allowance for credit losses
6,057
6,911
Debt securities held-to-maturity, net
8,296,025
8,518,455
Equity securities (realizable value 2023 -

$
191,605
; 2022 - $
196,665
)
190,688
195,854
Loans held-for-sale, at fair value
5,239
5,381
Loans held-in-portfolio
34,369,775
32,372,925
Less – Unearned income
340,462
295,156

Allowance for credit losses
711,068
720,302
Total loans held-in-portfolio, net
33,318,245
31,357,467
Premises and equipment, net
534,384
498,711
Other real estate
82,322
89,126
Accrued income receivable
257,833
240,195
Mortgage servicing rights, at fair value
119,030
128,350
Other assets
2,032,565
1,847,813
Goodwill
804,428
827,428
Other intangible assets
10,559
12,944
Total assets $
69,736,936
$
67,637,917
Liabilities and Stockholders’ Equity
Liabilities:

Deposits:
Non-interest bearing $
15,201,374
$
15,960,557
Interest bearing
48,136,226
45,266,670
Total deposits
63,337,600
61,227,227
Assets sold under agreements to repurchase
93,071
148,609
Other short-term borrowings
-
365,000
Notes payable
1,004,649
886,710
Other liabilities
844,008
916,946
Total liabilities
65,279,328
63,544,492
Commitments and contingencies (Refer

to Note 21)

Stockholders’ equity:

Preferred stock,
30,000,000

shares authorized;
885,726

shares issued and outstanding (2022 -
885,726
)
22,143
22,143
Common stock, $
0.01

par value;
170,000,000

shares authorized;
104,740,311

shares issued (2022 -
104,657,522
) and
72,127,595

shares outstanding (2022 -
71,853,720
)
1,048
1,047
Surplus
4,797,364
4,790,993
Retained earnings
4,189,865
3,834,348
Treasury stock - at cost,
32,612,716

shares (2022 -
32,803,802
)

(2,018,870)
(2,030,178)
Accumulated other comprehensive loss, net

of tax

(2,533,942)
(2,524,928)
Total stockholders’ equity

4,457,608
4,093,425
Total liabilities and stockholders’ equity $
69,736,936
$
67,637,917
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF OPERATIONS
(UNAUDITED)
Quarters ended September 30, Nine months ended September 30,
(In thousands, except per share information) 2023 2022 2023 2022
Interest income:
Loans $
596,886
$
481,088
$
1,708,216
$
1,354,124
Money market investments
99,286
36,966
265,785
67,172
Investment securities
148,614
133,181
403,814
331,421
Total interest income
844,786
651,235
2,377,815
1,752,717
Interest expense:

Deposits
294,121
60,897
730,824
113,507
Short-term borrowings
1,478
921
5,987
1,249
Long-term debt
15,167
9,798
43,660
30,168
Total interest expense
310,766
71,616
780,471
144,924
Net interest income
534,020
579,619
1,597,344
1,607,793
Provision for credit losses

45,117
39,637
129,946
33,499
Net interest income after provision for credit losses

488,903
539,982
1,467,398
1,574,294
Non-interest income:

Service charges on deposit accounts
37,318
40,006
109,777
122,528
Other service fees
93,407
86,402
277,748
244,987
Mortgage banking activities (Refer to Note 10)
5,393
9,448
15,109
35,888
Net (loss) gain, including impairment on equity securities
(1,319)
(1,448)
1,165
(7,651)
Net gain (loss) on trading account debt securities
219
(274)
632
(946)
Net loss on sale of loans on loans held-for-sale, including
valuation adjustments
(44)
-
(44)
-
Adjustments

to indemnity reserves on loans sold
(187)
1,715
(31)
1,140
Other operating income
24,762
290,645
77,625
342,651
Total non-interest income
159,549
426,494
481,981
738,597
Operating expenses:

Personnel costs
193,152
193,843
583,380
529,627
Net occupancy expenses
28,100
27,420
81,304
78,357
Equipment expenses
8,905
8,735
26,878
25,798
Other taxes
8,590
15,966
41,290
47,461
Professional fees
38,514
47,662
122,077
122,884
Technology and software expenses

72,930
68,341
213,843
213,638
Processing and transactional services
37,899
32,368
108,609
94,358
Communications
4,220
3,858
12,483
11,028
Business promotion
23,075
24,348
67,029
60,784
FDIC deposit insurance
8,932
6,610
24,600
20,445
Other real estate owned (OREO) income
(5,189)
(2,444)
(10,197)
(12,963)
Other operating expenses
23,061
39,593
70,274
81,814
Amortization of intangibles
795
795
2,385
2,481
Goodwill impairment charge
23,000
9,000
23,000
9,000
Total operating expenses
465,984
476,095
1,366,955
1,284,712
Income before income tax
182,468
490,381
582,424
1,028,179
Income tax expense
45,859
67,986
135,676
182,677
Net Income $
136,609
$
422,395
$
446,748
$
845,502
Net Income Applicable to Common Stock

$
136,256
$
422,042
$
445,689
$
844,443
Net Income per Common Share – Basic $
1.90
$
5.71
$
6.22
$
11.09
Net Income per Common Share – Diluted $
1.90
$
5.70
$
6.21
$
11.07
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
Quarters ended,

Nine months ended,
September 30, September 30,
(In thousands) 2023 2022 2023 2022
Net income $
136,609
$
422,395
$
446,748
$
845,502
Other comprehensive (loss) income before

tax:
Foreign currency translation adjustment
(976)
7,206
(220)
10,346
Adjustment of pension and postretirement

benefit plans
-
-
-
2,030
Amortization of net losses of pension and

postretirement benefit plans
4,814
3,911
14,440
11,733
Unrealized holding losses on debt securities

arising during the period

(234,827)
(876,854)
(99,360)
(2,716,474)
Amortization of unrealized losses of debt

securities transfer from available-for-
sale to held-to-maturity
43,783
-
128,726
-
Unrealized net (losses) gains on cash flow

hedges
-
392
(30)
3,903
Reclassification adjustment for net (gains)

losses included in net income
-
828
(41)
(751)
Other comprehensive (loss) income before

tax
(187,206)
(864,517)
43,515
(2,689,213)
Income tax (expense) benefit
(18,301)
93,202
(52,529)
289,951
Total other comprehensive loss, net of tax
(205,507)
(771,315)
(9,014)
(2,399,262)
Comprehensive (loss) income, net of tax $
(68,898)
$
(348,920)
$
437,734
$
(1,553,760)
Tax effect allocated to each component of other comprehensive

(loss) income:
Quarters ended Nine months ended,
September 30, September 30,
(In thousands) 2023 2022 2023 2022
Adjustment of pension and postretirement

benefit plans
$
-
$
-
$
-
$
(761)
Amortization of net losses of pension and

postretirement benefit plans
(1,805)
(1,467)
(5,415)
(4,401)
Unrealized holding losses on debt securities

arising during the period

(7,740)
94,956
(21,396)
295,326
Amortization of unrealized losses of debt

securities transfer from available-for-
sale to held-to-maturity
(8,756)
-
(25,744)
-
Unrealized net (losses) gains on cash flow

hedges
-
23
11
(681)
Reclassification adjustment for net (gains)

losses included in net income
-
(310)
15
468
Income tax (expense) benefit $
(18,301)
$
93,202
$
(52,529)
$
289,951
The accompanying notes are an integral

part of the Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated

other
Common
Preferred

Retained Treasury comprehensive
(In thousands) stock stock Surplus earnings stock loss Total
Balance at June 30, 2022 $
1,046
$
22,143
$
4,576,478
$
3,311,951
$
(1,665,253)
$
(1,953,016)
$
4,293,349
Net income
422,395
422,395
Issuance of stock
1,550
1,550
Dividends declared:
Common stock
[1]
(39,973)
(39,973)
Preferred stock
(353)
(353)
Common stock purchases
[2]
74,118
(305,343)
(231,225)
Stock based compensation
362
48
410
Other comprehensive loss, net of tax
(771,315)
(771,315)
Balance at September 30, 2022

$
1,046
$
22,143
$
4,652,508
$
3,694,020
$
(1,970,548)
$
(2,724,331)
$
3,674,838
Balance at June 30, 2023 $
1,047
$
22,143
$
4,795,581
$
4,093,284
$
(2,018,611)
$
(2,328,435)
$
4,565,009
Net income
136,609
136,609
Issuance of stock
1
1,599
1,600
Dividends declared:
Common stock
[1]
(39,675)
(39,675)
Preferred stock
(353)
(353)
Common stock purchases
(250)
(250)
Stock based compensation
184
(9)
175
Other comprehensive loss, net of tax
(205,507)
(205,507)
Balance at September 30, 2023 $
1,048
$
22,143
$
4,797,364
$
4,189,865
$
(2,018,870)
$
(2,533,942)
$
4,457,608
[1]
Dividends declared per common share during the quarter

ended September 30, 2023 - $
0.55

(2022 - $
0.55
).
[2]
During July 2022,

the Corporation completed

a $
400

million accelerated

share repurchase transaction

with respect to

its common stock.

During
August 2022, the Corporation

entered into a $
231

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
1,046
$
22,143
$
4,650,182
$
2,973,745
$
(1,352,650)
$
(325,069)
$
5,969,397
Net income
845,502
845,502
Issuance of stock
4,285
4,285
Dividends declared:
Common stock
[1]
(124,168)
(124,168)
Preferred stock
(1,059)
(1,059)
Common stock purchases
[2]
(5,882)
(631,638)
(637,520)
Stock based compensation
3,923
13,740
17,663
Other comprehensive loss, net of tax
(2,399,262)
(2,399,262)
Balance at September 30, 2022

$
1,046
$
22,143
$
4,652,508
$
3,694,020
$
(1,970,548)
$
(2,724,331)
$
3,674,838
Balance at December 31, 2022 $
1,047
$
22,143
$
4,790,993
$
3,834,348
$
(2,030,178)
$
(2,524,928)
$
4,093,425
Cumulative effect of accounting change
28,752
28,752
Net income
446,748
446,748
Issuance of stock
1
4,716
4,717
Dividends declared:
Common stock
[1]
(118,924)
(118,924)
Preferred stock
(1,059)
(1,059)
Common stock purchases
(4,491)
(4,491)
Stock based compensation
1,655
15,799
17,454
Other comprehensive loss, net of tax
(9,014)
(9,014)
Balance at September 30, 2023 $
1,048
$
22,143
$
4,797,364
$
4,189,865
$
(2,018,870)
$
(2,533,942)
$
4,457,608
[1]
Dividends declared per common share during the nine months

ended September 30, 2023 - $
1.65

(2022 - $
1.65
).
[2]
During the

nine months

ended September

30, 2022,

the Corporation

completed a

$
400

million

accelerated share

repurchase transaction

with
respect to

its common

stock and

entered into

an additional

$
231

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
Balance at beginning of period
104,657,522
104,579,334
Issuance of stock
82,789
55,571
Balance at end of period
104,740,311
104,634,905
Treasury stock
(32,612,716)
(31,961,561)
Common Stock – Outstanding
72,127,595
72,673,344
The accompanying notes are an integral part of these Consolidated

Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
(UNAUDITED)
Nine months ended September 30,
(In thousands) 2023 2022
Cash flows from operating activities:
Net income $
446,748
$
845,502
Adjustments to reconcile net income to net cash provided

by operating activities:
Provision for credit losses
129,946
33,499
Goodwill impairment charges
23,000
9,000
Amortization of intangibles
2,385
2,481
Depreciation and amortization of premises and equipment
43,180
41,207
Net accretion of discounts and amortization of premiums and

deferred fees

(22,495)
39,142
Interest capitalized on loans subject to the temporary payment moratorium or loss mitigation alternatives
(7,956)
(9,249)
Share-based compensation
15,079
14,822
Impairment charges on right-of-use and long-lived assets
-
688
Fair value adjustments on mortgage servicing rights
11,135
(2,776)
Fair value adjustment for contingent consideration
-
(9,241)
Adjustments to indemnity reserves on loans sold
31
(1,140)
Earnings from investments under the equity method, net

of dividends or distributions
(17,387)
(22,011)
Deferred income tax (benefit) expense
(13,539)
50,460
(Gain) loss on:
Disposition of premises and equipment and other productive

assets
(9,744)
(7,221)
Proceeds from insurance claims
(145)
-
Sale of loans, including valuation adjustments on loans

held-for-sale and mortgage banking activities
177
374
Disposition of stock as part of the Evertec Transactions
-
(240,412)
Sale of foreclosed assets, including write-downs
(18,137)
(24,339)
Acquisitions of loans held-for-sale
(6,678)
(118,368)
Proceeds from sale of loans held-for-sale
35,286
51,468
Net originations on loans held-for-sale
(60,285)
(191,570)
Net decrease (increase) in:
Trading debt securities
29,415
338,166
Equity securities
(7,481)
3,633
Accrued income receivable

(17,638)
(21,236)
Other assets
(981)
46,812
Net increase (decrease) in:
Interest payable
8,009
(4,936)
Pension and other postretirement benefits obligation
11,985
(2,252)
Other liabilities
(100,887)
(9,095)
Total adjustments
26,275
(32,094)
Net cash provided by operating activities
473,023
813,408
Cash flows from investing activities:

Net (increase) decrease in money market investments
(775,597)
13,562,791
Purchases of investment securities:
Available-for-sale
(12,665,449)
(18,142,424)
Held-to-maturity
(8,615)
(1,879,443)
Equity
(18,279)
(34,029)
Proceeds from calls, paydowns, maturities and redemptions

of investment securities:
Available-for-sale
13,138,765
12,066,879
Held-to-maturity
308,129
9,185
Proceeds from sale of investment securities:

Equity
30,926
34,450
Net disbursements on loans
(1,609,387)
(1,762,828)
Proceeds from sale of loans
133,078
56,611
Acquisition of loan portfolios
(556,659)
(580,625)
Return of capital from equity method investments
249
-
Payments to acquire equity method investments
(1,500)
(1,625)
Proceeds from disposition of stock as part of the Evertec Transactions
-
219,883
Acquisition of premises and equipment
(133,598)
(67,887)
Proceeds from insurance claims
145
-
Proceeds from sale of:
Premises and equipment and other productive assets
6,620
8,963
Foreclosed assets
84,446
75,719
Net cash (used in) provided by investing activities
(2,066,726)
3,565,620

Cash flows from financing activities:

Net increase (decrease) in:
Deposits
2,085,956
(2,177,088)
Assets sold under agreements to repurchase

(55,538)
70,847
Other short-term borrowings
(365,000)
175,000
Payments of notes payable
(321,000)
(101,000)
Principal payments of finance leases
(3,557)
(2,363)
Proceeds from issuance of notes payable
437,411
-
Proceeds from issuance of common stock
4,716
4,285
Dividends paid
(119,715)
(121,190)
Net payments for repurchase of common stock
(414)
(631,749)
Payments related to tax withholding for share-based compensation
(4,077)
(5,771)
Net cash provided by (used in) financing activities
1,658,782
(2,789,029)
Net increase in cash and due from banks, and restricted

cash
65,079
1,589,999
Cash and due from banks, and restricted cash at beginning

of period
476,159
434,512
Cash and due from banks, and restricted cash at the end of

the period
$
541,238
$
2,024,511
The accompanying notes are an integral part of these Consolidated

Financial Statements.

Notes to Consolidated Financial

Statements

(Unaudited)
Note 1 - Nature of operations 14
Note 2 - Basis of presentation 15
Note 3 - New accounting pronouncements 16
Note 4 -
Summary of significant accounting policies

20
Note 5 - Restrictions on cash and due from banks and
certain securities
21
Note 6 - Debt securities available-for-sale 22
Note 7 - Debt securities held-to-maturity 25
Note 8 - Loans 29
Note 9 - Allowance for credit losses – loans held-in-
portfolio
38
Note 10 - Mortgage banking activities 74
Note 11 - Transfers of financial assets and mortgage
servicing assets
75
Note 12 - Other real estate owned 79
Note 13 - Other assets 80
Note 14 -
Goodwill and other intangible assets

81
Note 15 - Deposits 85
Note 16 - Borrowings 86
Note 17 - Other liabilities 88
Note 18 - Stockholders’ equity 89
Note 19 -
Other comprehensive loss

90
Note 20 - Guarantees 92
Note 21 - Commitments and contingencies 94
Note 22- Non-consolidated variable interest entities 99
Note 23 - Related party transactions 101
Note 24 - Fair value measurement 103
Note 25 - Fair value of financial instruments 111
Note 26 - Net income per common share 114
Note 27 - Revenue from contracts with customers 115
Note 28 - Leases 118
Note 29 - Pension and postretirement benefits 120
Note 30 - Stock-based compensation 121
Note 31 - Income taxes 124
Note 32 - Supplemental disclosure on the consolidated
statements of cash flows
128
Note 33 - Segment reporting 129

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

its

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
Quarter ended Nine months ended
30-Sep-22 30-Sep-22
Financial statement line item As reported Adjustments Adjusted As reported Adjustments Adjusted
Equipment expenses $
26,626
$
(17,891)
$
8,735
75,193
(49,395)
25,798
Professional fees
112,221
(64,559)
47,662
335,590
(212,706)
122,884
Technology and

software expenses
-
68,341
68,341
-
213,638
213,638
Processing and transactional services
-
32,368
32,368
-
94,358
94,358
Communications
6,224
(2,366)
3,858
18,364
(7,336)
11,028
Other operating expenses
55,486
(15,893)
39,593
120,373
(38,559)
81,814
Net effect on operating expenses $
200,557
$
-
$
200,557
$
549,520
$
-
$
549,520
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
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2023-04,
Liabilities (Topic 405)
The

Financial Accounting

Standards Board
("FASB")

issued

Accounting

Standards
Update

(“ASU”)

2023-04

in

August

2023
which

amends

paragraphs

within

ASC
Topic

405

to

clarify

the

accounting

and
disclosure

for

obligations

to

safeguard
Crypto-Assets

held

by

an

entity

for

its
platform users.
August 2023
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

ASU

2023-03

in

July
2023 which

amends or

supersedes various
SEC

paragraphs

within

the

Codification

to
conform

to

past

SEC

announcements

and
guidance

which

updated

SAB

Topics

5.T,
14, and 6. B.
July 1, 2023
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

since

it
does

not

use

supplier

finance
programs.

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
the adoption of ASU 2021-08, however,
it

will

consider

this

guidance

for
revenue

contracts

with

customers
recognized

as

part

of

business
combinations

entered

into

on

or

after
the effective date.

Accounting Standards Updates Not Yet Adopted
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2023-06,
Disclosure Improvements,
Codification Amendments
in Response to the SEC’s

Disclosure Update and
Simplification Initiative
The FASB

issued ASU

2023-06 in

October
2023

which

modifies

the

disclosure

or
presentation

requirements

of

various
subtopics

in

the

Codification

with

the
purpose of aligning U.S.

GAAP requirement
with those of the SEC under Regulation S-X
and S-K.

The date on which
the SEC removes
related disclosure
requirements from
Regulation S-X or
Regulation S-K. If by
June 30, 2027, the
SEC has not
removed the
applicable
requirement from
Regulation S-X or
Regulation S-K, the
pending content of
the related
amendment will be
removed from the
Codification and will
not become

effective for any
entity.
The Corporation

does not

expect to

be
impacted

by

the

adoption

of

this

ASU
since

it

is

currently

subject

to

SEC's
current

disclosure

and

presentation
requirements under Regulation S-X and
S-K.
FASB ASU 2023-05,
Business Combinations -
Joint Venture Formations
(Subtopic 805-60)

Recognition and initial
measurement
The

FASB

issued

ASU

2023-05

in

August
2023,

which

amends ASC

subtopic

805-60
to include specific

guidance about how

joint
ventures

should

recognize

and

initially
measure

assets

contributed

and

liabilities
assumed.

The

amendments

require

that

a
joint venture,

upon formation, will

recognize
and initially measure its assets and liabilities
at fair value.
January 1, 2025
The Corporation

does not

expect to

be
impacted by the adoption of this ASU.

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

hold common

control
leasehold

improvements,

however,

it
will consider this guidance to

determine
the

amortization

period

for

and
accounting

treatment

of

leasehold
improvements associated with common
control

leases acquired

on

or

after the
effective date.

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
2.6

billion at

September 30,

2023 (December

31,
2022

-

$
2.8

billion). Cash

and

due from

banks, as

well

as

other highly

liquid securities,

are

used to

cover

the required

average
reserve balances.

At

September

30,

2023,

the

Corporation

held

$
63

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

the amortized cost, gross

unrealized gains and losses,

approximate fair value, weighted

average yield
and contractual maturities of debt securities available-for-sale at September 30, 2023 and December 31,

2022.

At September 30, 2023
Gross Gross Weighted
Amortized unrealized unrealized
Fair

average
(In thousands) cost
gains

losses value yield
U.S. Treasury securities
Within 1 year $
7,041,817
$
421
$
67,663
$
6,974,575
3.51
%
After 1 to 5 years
4,364,065
-
271,553
4,092,512
1.36
After 5 to 10 years
307,852
-
45,258
262,594
1.63
Total U.S. Treasury

securities
11,713,734
421
384,474
11,329,681
2.65
Collateralized mortgage obligations - federal agencies
After 1 to 5 years
19,312
-
1,163
18,149
1.53
After 5 to 10 years
22,371
-
1,857
20,514
2.26
After 10 years
112,566
7
13,222
99,351
2.54
Total collateralized

mortgage obligations - federal agencies
154,249
7
16,242
138,014
2.37
Mortgage-backed securities
Within 1 year
1,302
-
48
1,254
3.56
After 1 to 5 years
79,987
3
4,760
75,230
2.37
After 5 to 10 years
778,578
13
71,731
706,860
2.22
After 10 years
6,264,509
177
1,386,889
4,877,797
1.65
Total mortgage-backed

securities

7,124,376
193
1,463,428
5,661,141
1.72
Other
Within 1 year
1,022
-
-
1,022
3.99
Total other

1,022
-
-
1,022
3.99
Total debt securities

available-for-sale
[1]
$
18,993,381
$
621
$
1,864,144
$
17,129,858
2.30
%
[1]

Includes $
12.9

billion pledged to secure government and trust

deposits, assets sold under agreements to repurchase, credit facilities and loan
servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $
12
.0 billion serve as collateral for
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
There were
no

debt securities available-for-sale sold during the nine

months ended September 30, 2023 and 2022.

The

following

tables

present

the

Corporation’s

fair

value

and

gross

unrealized

losses

of

debt

securities

available-for-sale,
aggregated by investment category and length of

time that individual securities have been in a

continuous unrealized loss position at
September 30, 2023 and December 31, 2022.
At September 30, 2023
Less than 12 months 12 months or more Total
Gross Gross Gross
Fair

unrealized
Fair

unrealized
Fair

unrealized
(In thousands)
value

losses
value

losses
value

losses
U.S. Treasury securities $
350,471
$
8,546
$
7,111,545
$
375,928
$
7,462,016
$
384,474
Collateralized mortgage obligations - federal agencies

8,212
214
127,961
16,028
136,173
16,242
Mortgage-backed securities
50,837
1,571
5,595,532
1,461,857
5,646,369
1,463,428
Total debt securities

available-for-sale in an unrealized loss position

$
409,520
$
10,331
$
12,835,038
$
1,853,813
$
13,244,558
$
1,864,144
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

September 30,

2023, the

portfolio of

available-for-sale debt

securities reflects

gross unrealized

losses of

$
1.9

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

2023 and

December
31, 2022.
At September 30, 2023
Allowance
Carrying
Value

Gross

Gross

Weighted
Amortized

Book
[1]
for Credit
Net of

unrealized unrealized
Fair

average
(In thousands) cost Value Losses Allowance
gains

losses value yield
U.S. Treasury securities

Within 1 year $
597,876
$
597,876
$
-
$
597,876
$
-
$
9,036
$
588,840
2.55
%
After 1 to 5 years
7,516,523
6,900,125
-
6,900,125
-
193,838
6,706,287
1.39
After 5 to 10 years
817,006
730,757
-
730,757
-
26,819
703,938
1.60
Total U.S. Treasury

securities
8,931,405
8,228,758
-
8,228,758
-
229,693
7,999,065
1.49
Obligations of Puerto Rico, States and
political subdivisions
Within 1 year
4,820
4,820
13
4,807
2
17
4,792
6.17
After 1 to 5 years
20,191
20,191
154
20,037
67
266
19,838
3.80
After 5 to 10 years
845
845
28
817
-
9
808
5.80
After 10 years
39,946
39,946
5,862
34,084
2,301
3,092
33,293
1.41
Total obligations of

Puerto Rico, States and
political subdivisions
65,802
65,802
6,057
59,745
2,370
3,384
58,731
2.55
Collateralized mortgage obligations - federal
agencies
Within 1 year
15
15
-
15
-
-
15
6.44
After 10 years
1,547
1,547
-
1,547
-
251
1,296
2.87
Total collateralized

mortgage obligations -
federal agencies
1,562
1,562
-
1,562
-
251
1,311
2.90
Securities in wholly owned statutory business
trusts
After 10 years
5,960
5,960
-
5,960
-
-
5,960
6.33
Total securities

in wholly owned statutory
business trusts
5,960
5,960
-
5,960
-
-
5,960
6.33
Total debt securities

held-to-maturity [2]
$
9,004,729
$
8,302,082
$
6,057
$
8,296,025
$
2,370
$
233,328
$
8,065,067
1.50
%
[1]
Book value includes $
703

million of net unrealized loss which remains in Accumulated

other comprehensive income (AOCI) related to certain
securities transferred from available-for-sale securities

portfolio to the held-to-maturity securities portfolio as

discussed in Note 6.
[2]
Includes $
8.1

billion pledged to secure public and trust deposits that

the secured parties are not permitted to sell or

repledge the collateral.

The
Corporation had unpledged held-to-maturities securities with a fair value of

$
167

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
19

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

At September 30, 2023 At December 31, 2022
(In thousands)
Securities issued by Puerto Rico municipalities
Watch $
2,255
$
13,735
Pass
16,565
10,925
Total $
18,820
$
24,660
At September

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
67
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

September 30,

2023, the

portfolio of

“Obligations of

Puerto Rico,

States

and political

subdivisions” also

includes $
7

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
Delinquency status
At September 30, 2023 and December 31, 2022, there

were
no

securities held-to-maturity in past due or non-performing

status.
Allowance for credit losses on debt securities held-to-maturity
The following table provides the

activity in the allowance for

credit losses related to debt securities

held-to-maturity by security type
at September 30, 2023 and September 30, 2022:

For the quarters ended September 30,

2023 2022
(In thousands) Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance $
6,145
$
7,495
Provision for credit losses (benefit)
(88)
(285)
Securities charged-off
-
-
Recoveries
-
-
Ending balance $
6,057
$
7,210
For the nine months ended September 30,

2023 2022
(In thousands) Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance $
6,911
$
8,096
Provision for credit losses (benefit)
(854)
(886)
Securities charged-off
-
-
Recoveries
-
-
Ending balance $
6,057
$
7,210
The

allowance

for

credit

losses

for

the

Obligations

of

Puerto

Rico,

States

and

political

subdivisions

includes

$
0.2

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
During the

quarter and

nine months

ended September

30, 2023,

the Corporation

recorded purchases

(including repurchases)

of
mortgage loans amounting to

$
102

million and $
274

million, respectively,

including $
0.2

million and $
0.9

million in PCD

loans, and
consumer loans of

$
55

million and $
127

million, respectively.

During the quarter

and nine months

ended September 30,

2023, the
Corporation recorded purchases of $
79

million and $
162

million, respectively, in commercial loans.

During the

quarter and

nine months

ended September

30, 2022,

the Corporation

recorded purchases

(including repurchases)

of
mortgage

loans

amounting

to

$
66

million

and

$
219

million,

respectively,

including

$
0.3

million

and

$
4

million

in

PCD

loans,
respectively,

and

consumer

loans

of

$
135

million

and

$
349

million,

respectively.

During

the

quarter

and

nine

months

ended
September 30, 2022, the Corporation recorded purchases

of $
106

million and $
129

million, respectively, in commercial loans.
The

Corporation

performed

whole-loan

sales

involving

approximately

$
12

million

and

$
39

million

of

residential

mortgage

loans
during the

quarter and

nine months

ended September

30, 2023,

respectively (September

30, 2022

- $
17

million and

$
50

million,
respectively).

During

the

quarter

and

nine

months

ended

September

30,

2023,

the

Corporation

performed

sales

of

commercial
loans, including loan participations amounting to $
45

million and $
81

million, respectively (September 30, 2022 - $
11

million and $
54
million, respectively). During the quarter and nine months ended September 30, 2023, the Corporation performed sales of consumer
loans amounting to $
45

million respectively.
Also, the

Corporation securitized

approximately $
1

million and

$
2

million of

mortgage loans

into Government

National Mortgage
Association (“GNMA”) mortgage-backed securities

during the quarter

and nine months

ended September 30,

2023 (for the

quarter
and nine months ended September 30, 2022 -

$
14

million and $
169

million, respectively).

Furthermore, the Corporation securitized
approximately $
10

million and $
33

million of mortgage loans into Federal National Mortgage

Association (“FNMA”) mortgage-backed
securities during the quarter and nine months ended September 30, 2023, respectively (September 30, 2022 - $
22

million and $
117
million, respectively).

Also, the

Corporation did
no
t securitize

any mortgage

loans into

Federal Home

Loan Mortgage

Corporation
(“FHLMC”) mortgage-backed securities during the nine months ended September 30, 2023 (September 30, 2022 -

$
9

million for the
nine months ended).
Delinquency status
The following tables present the

amortized cost basis of loans

held-in-portfolio (“HIP”), net of unearned

income, by past due status,
and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at
September 30, 2023 and December 31, 2022.

September 30, 2023
BPPR
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual
Accruing

(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
4,407
$
176
$
184
$
4,767
$
290,047
$
294,814
$
184
$
-
Commercial real estate:
Non-owner occupied
1,274
-
15,330
16,604
2,932,277
2,948,881
15,330
-
Owner occupied
817
827
35,089
36,733
1,370,820
1,407,553
35,089
-
Commercial and industrial
4,022
1,728
24,733
30,483
4,299,335
4,329,818
21,624
3,109
Construction
-
-
6,578
6,578
163,929
170,507
6,578
-
Mortgage
241,962
100,679
430,430
773,071
5,516,197
6,289,268
187,443
242,987
Leasing
17,915
4,574
6,842
29,331
1,668,783
1,698,114
6,842
-
Consumer:
Credit cards
11,218
8,133
17,719
37,070
1,040,341
1,077,411
-
17,719
Home equity lines of credit
26
-
-
26
2,448
2,474
-
-
Personal
19,586
12,476
18,582
50,644
1,712,358
1,763,002
18,582
-
Auto
89,453
23,019
40,268
152,740
3,480,456
3,633,196
40,268
-
Other
567
388
2,152
3,107
144,425
147,532
1,885
267
Total $
391,247
$
152,000
$
597,907
$
1,141,154
$
22,621,416
$
23,762,570
$
333,825
$
264,082
September 30, 2023
Popular U.S.
Past due Past due 90 days or more
30-59 60-89 90 days
Total

Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
1,332
$
-
$
404
$
1,736
$
2,031,883
$
2,033,619
$
404
$
-
Commercial real estate:
Non-owner occupied
2,628
-
734
3,362
2,082,887
2,086,249
734
-
Owner occupied
1,110
923
3,877
5,910
1,631,442
1,637,352
3,877
-
Commercial and industrial
3,000
464
3,709
7,173
2,190,091
2,197,264
3,579
130
Construction
-
-
-
-
751,605
751,605
-
-
Mortgage
946
22,313
11,980
35,239
1,260,604
1,295,843
11,980
-
Consumer:
Credit cards
-
-
-
-
17
17
-
-
Home equity lines of
credit
1,045
335
4,085
5,465
59,560
65,025
4,085
-
Personal
2,581
1,716
2,637
6,934
182,232
189,166
2,637
-
Other
113
-
402
515
10,088
10,603
402
-
Total $
12,755
$
25,751
$
27,828
$
66,334
$
10,200,409
$
10,266,743
$
27,698
$
130

September 30, 2023
Popular, Inc.
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP
[2] [3]
loans loans
Commercial multi-family $
5,739
$
176
$
588
$
6,503
$
2,321,930
$
2,328,433
$
588
$
-
Commercial real estate:
Non-owner occupied
3,902
-
16,064
19,966
5,015,164
5,035,130
16,064
-
Owner occupied
1,927
1,750
38,966
42,643
3,002,262
3,044,905
38,966
-
Commercial and industrial
7,022
2,192
28,442
37,656
6,489,426
6,527,082
25,203
3,239
Construction
-
-
6,578
6,578
915,534
922,112
6,578
-
Mortgage
[1]
242,908
122,992
442,410
808,310
6,776,801
7,585,111
199,423
242,987
Leasing
17,915
4,574
6,842
29,331
1,668,783
1,698,114
6,842
-
Consumer:
Credit cards
11,218
8,133
17,719
37,070
1,040,358
1,077,428
-
17,719
Home equity lines of credit
1,071
335
4,085
5,491
62,008
67,499
4,085
-
Personal
22,167
14,192
21,219
57,578
1,894,590
1,952,168
21,219
-
Auto
89,453
23,019
40,268
152,740
3,480,456
3,633,196
40,268
-
Other
680
388
2,554
3,622
154,513
158,135
2,287
267
Total $
404,002
$
177,751
$
625,735
$
1,207,488
$
32,821,825
$
34,029,313
$
361,523
$
264,212
[1]
It is the Corporation’s policy to report delinquent residential mortgage loans insured by Federal Housing Administration

(“FHA”) or guaranteed by
the U.S. Department of Veterans Affairs

(“VA”) as accruing loans past

due 90 days or more as opposed to non-performing

since the principal
repayment is insured.

These balances include $
115

million of residential mortgage loans insured by

FHA or guaranteed by the VA that

are no
longer accruing interest as of September 30, 2023. Furthermore,

the Corporation has approximately $
39

million in reverse mortgage loans which
are guaranteed by FHA, but which are currently not accruing

interest. Due to the guaranteed nature of the loans, it

is the Corporation’s policy to
exclude these balances from non-performing assets.
[2] Loans held-in-portfolio are net of $
340

million in unearned income and exclude $
5

million in loans held-for-sale.
[3] Includes $
13.7

billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral,
of which $
6.6

billion were pledged at the Federal Home Loan Bank

("FHLB") as collateral for borrowings and $
7.1

billion at the Federal Reserve
Bank ("FRB") for discount window borrowings. The Corporation had an available borrowing facility with the FHLB and

the discount window of
Federal Reserve Bank of New York

of $
3.7

billion and $
4.6

billion, respectively, as of September

30, 2023.

December 31, 2022
BPPR
Past due Past due 90 days or more
30-59 60-89
90 days

Total Non-accrual Accruing
(In thousands)

days

days
or more past due Current Loans HIP loans loans
Commercial multi-family $
425
$
-
$
242
$
667
$
280,706
$
281,373
$
242
$
-
Commercial real estate:
Non-owner occupied
941
428
23,662
25,031
2,732,296
2,757,327
23,662
-
Owner occupied
729
245
23,990
24,964
1,563,092
1,588,056
23,990
-
Commercial and industrial
3,036
941
35,777
39,754
3,756,754
3,796,508
34,277
1,500
Construction
-
-
-
-
147,041
147,041
-
-
Mortgage
222,926
91,881
579,993
894,800
5,215,479
6,110,279
242,391
337,602
Leasing
11,983
3,563
5,941
21,487
1,564,252
1,585,739
5,941
-
Consumer:
Credit cards
7,106
5,049
11,910
24,065
1,017,766
1,041,831
-
11,910
Home equity lines of credit
-
-
-
-
2,954
2,954
-
-
Personal
13,232
8,752
18,082
40,066
1,545,621
1,585,687
18,082
-
Auto
68,868
19,243
40,978
129,089
3,383,441
3,512,530
40,978
-
Other
487
87
12,682
13,256
124,324
137,580
12,446
236
Total $
329,733
$
130,189
$
753,257
$
1,213,179
$
21,333,726
$
22,546,905
$
402,009
$
351,248
December 31, 2022
Popular U.S.
Past due Past due 90 days or more
30-59 60-89
90 days

Total Non-accrual Accruing
(In thousands)

days

days
or more past due Current Loans HIP loans loans
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
or more past due Current
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

guaranteed by

VA

when 15

months delinquent

as to

principal or

interest, since

the principal

repayment on

these loans

is
insured.
At September 30,

2023, mortgage loans held-in-portfolio

include $
2.1

billion (December 31, 2022

- $
2.0

billion) of loans

insured by
the

FHA,

or

guaranteed by

the

VA

of

which $
0.2

billion

(December 31,

2022

-

$
0.3

billion)

are

90

days

or

more

past

due.

The
portfolio of guaranteed loans includes

$
115

million of residential mortgage loans

in Puerto Rico that

are no longer accruing

interest
as of September 30, 2023

(December 31, 2022 - $
190

million). The Corporation has approximately $
39

million in reverse mortgage
loans in Puerto Rico which are guaranteed by FHA,

but which are currently not accruing interest at September 30, 2023 (December
31, 2022 - $
42

million).
Loans with

a delinquency

status of

90 days

past due

as of

September 30,

2023 include

$
8

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

The following tables present the amortized cost basis

of non-accrual loans as of September 30, 2023

and December 31, 2022 by
class of loans:

September 30, 2023
BPPR Popular U.S. Popular, Inc.
(In thousands)
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Commercial multi-family $
-
$
184
$
-
$
404
$
-
$
588
Commercial real estate non-owner occupied
9,577
5,753
-
734
9,577
6,487
Commercial real estate owner occupied
24,463
10,626
3,877
-
28,340
10,626
Commercial and industrial
8,504
13,120
-
3,579
8,504
16,699
Construction
-
6,578
-
-
-
6,578
Mortgage
90,611
96,832
508
11,472
91,119
108,304
Leasing
294
6,548
-
-
294
6,548
Consumer:

HELOCs
-
-
-
4,085
-
4,085

Personal

4,562
14,020
-
2,637
4,562
16,657

Auto

1,662
38,606
-
-
1,662
38,606

Other
263
1,622
-
402
263
2,024
Total $
139,936
$
193,889
$
4,385
$
23,313
$
144,321
$
217,202
December 31, 2022
BPPR Popular U.S. Popular, Inc.
(In thousands)
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Commercial multi-family $
-
$
242
$
-
$
-
$
-
$
242
Commercial real estate non-owner occupied
15,639
8,023
1,454
-
17,093
8,023
Commercial real estate owner occupied
9,070
14,920
5,095
-
14,165
14,920
Commercial and industrial
20,227
14,050
-
4,319
20,227
18,369
Mortgage
119,027
123,364
71
20,417
119,098
143,781
Leasing
458
5,483
-
-
458
5,483
Consumer:

HELOCs
-
-
-
4,110
-
4,110

Personal

4,623
13,459
-
1,958
4,623
15,417

Auto

1,177
39,801
-
-
1,177
39,801

Other
263
12,183
-
8
263
12,191
Total $
170,484
$
231,525
$
6,620
$
30,812
$
177,104
$
262,337
Loans in non-accrual status with no allowance at September 30, 2023 include $
144

million in collateral dependent loans (December
31,

2022 -

$
177

million). The

Corporation recognized

$
3

million in

interest income

on non-accrual

loans

during the

nine months
ended September 30, 2023 (September 30, 2022

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

30, 2023

and December

31,
2022:

September 30, 2023
(In thousands) Real Estate Auto Equipment
Accounts
Receivables Other Total
BPPR
Commercial multi-family $
1,289
$
-
$
-
$
-
$
-
$
1,289
Commercial real estate:
Non-owner occupied
169,357
-
-
-
-
169,357
Owner occupied
30,507
-
-
-
-
30,507
Commercial and industrial
1,086
-
-
-
19,025
20,111
Construction
8,747
-
-
-
-
8,747
Mortgage
100,127
-
-
-
-
100,127
Leasing
-
1,103
-
-
-
1,103
Consumer:
Personal
4,741
-
-
-
-
4,741
Auto
-
11,941
-
-
-
11,941
Other
-
-
-
-
310
310
Total BPPR $
315,854
$
13,044
$
-
$
-
$
19,335
$
348,233
Popular U.S.
Commercial real estate:
Owner occupied $
3,877
$
-
$
-
$
-
$
-
$
3,877
Commercial and industrial
-
-
160
-
1,400
1,560
Construction
5,309
-
-
-
-
5,309
Mortgage
1,073
-
-
-
-
1,073
Total Popular U.S. $
10,259
$
-
$
160
$
-
$
1,400
$
11,819
Popular, Inc.
Commercial multi-family $
1,289
$
-
$
-
$
-
$
-
$
1,289
Commercial real estate:
Non-owner occupied
169,357
-
-
-
-
169,357
Owner occupied
34,384
-
-
-
-
34,384
Commercial and industrial
1,086
-
160
-
20,425
21,671
Construction
14,056
-
-
-
-
14,056
Mortgage
101,200
-
-
-
-
101,200
Leasing
-
1,103
-
-
-
1,103
Consumer:
Personal
4,741
-
-
-
-
4,741
Auto
-
11,941
-
-
-
11,941
Other
-
-
-
-
310
310
Total Popular,

Inc.
$
326,113
$
13,044
$
160
$
-
$
20,735
$
360,052

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

The carrying amount of those
loans is as follows:
(In thousands)
For the quarter ended
September 30, 2023
For the nine months
ended September 30,
2023
Purchase price of loans at acquisition $
227
$
759
Allowance for credit losses at acquisition
9
87
Non-credit discount / (premium) at acquisition
-
9
Par value of acquired loans at acquisition $
236
$
855
(In thousands)
For the quarter ended
September 30, 2022
For the nine months
ended September 30,
2022
Purchase price of loans at acquisition $
247
$
2,840
Allowance for credit losses at acquisition
59
841
Non-credit discount / (premium) at acquisition
6
131
Par value of acquired loans at acquisition $
312
$
3,812

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

As

part

of

the

Corporation’s

model

governance

procedures

a

new

model

was

implemented

for

the

U.S

commercial

real

estate
segment. The

new model

enhances techniques used

to capture

default activity

within the

Corporation’s geographical footprint.

As
part

of

the

implementation

analysis

management

evaluated

the

credit

metrics

of

the

portfolio

such

as

risk

ratings,

delinquency
levels, and low exposure to

the commercial office sector.

Qualitative reserves continue to be

maintained to address risks within

the
U. S.

commercial real

estate segment. The

new model

including qualitative reserve

accounted for

$
15

million of

PB’s reduction

in
ACL.
At

September

30,2023,

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

an
annual basis,

the assumptions

tied to

the CECL

accounting framework.

These include

the reasonable

and supportable

period as
well as the reversion window.
The

2023

annualized GDP

growth in

the

baseline scenario

improved to

1.7%

and

2.0%

for

Puerto

Rico

and

the

United

States,
respectively, compared to 1.5% and 1.6%

in the previous quarter. The 2023 forecasted average unemployment rate for Puerto Rico
improved to

6.1% from

6.3% in

the previous

forecast, while

in the

United States

unemployment levels

remained at

3.6%, stable
when compared to the previous forecast.
GDP growth

is expected

to slow

during 2024

for both

regions, when

compared to

2023, as

a result

of the

Fed’s monetary

policy.
2024 GDP growth is expected to

be 0.90% for Puerto Rico and

1.25% for the United States. The average

2024 unemployment rate
is expected to increase to 6.80% in Puerto Rico

and 4.03% in the United States.
The following tables present the changes in

the ACL of loans held-in-portfolio and

unfunded commitments for the quarters and nine
months ended September 30, 2023 and 2022.

For the quarter ended September 30, 2023
BPPR
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balances
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
4,787
$
(1,306)
$
-
$
-
$
-
$
3,481
Commercial real estate non-owner occupied
53,366
(326)
-
(27)
195
53,208
Commercial real estate owner occupied
41,901
(242)
-
(446)
280
41,493
Commercial and industrial
81,637
(4,605)
-
(2,311)
12,858
87,579
Total Commercial
181,691
(6,479)
-
(2,784)
13,333
185,761
Construction
9,554
(1,486)
-
(2,611)
-
5,457
Mortgage
82,899
(6,808)
9
(62)
3,862
79,900
Leasing
13,927
(2,287)
-
(2,292)
850
10,198
Consumer

Credit cards
71,408
9,773
-
(10,865)
2,234
72,550

Home equity lines of credit
96
(39)
-
(43)
73
87

Personal
96,046
28,964
-
(19,260)
1,957
107,707

Auto
134,247
30,880
-
(14,553)
4,862
155,436

Other
6,240
1,499
-
(494)
193
7,438
Total Consumer
308,037
71,077
-
(45,215)
9,319
343,218
Total - Loans $
596,108
$
54,017
$
9
$
(52,964)
$
27,364
$
624,534
Allowance for credit losses - unfunded commitments:
Commercial $
5,288
$
(400)
$
-
$
-
$
-
$
4,888
Construction
3,110
(1,768)
-
-
-
1,342
Ending balance - unfunded commitments [1] $
8,398
$
(2,168)
$
-
$
-
$
-
$
6,230
[
1
]
[1] Allowance for credit losses of unfunded commitments

is presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended September 30, 2023
Popular U.S.
Provision for

Beginning credit losses - Ending
(In thousands) Balance (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
21,392
$
(9,651)
$
-
$
1
$
11,742
Commercial real estate non-owner occupied
18,350
(4,475)
-
66
13,941
Commercial real estate owner occupied
9,506
(1,688)
(1,218)
16
6,616
Commercial and industrial
18,014
(1,109)
(1,228)
329
16,006
Total Commercial
67,262
(16,923)
(2,446)
412
48,305
Construction
1,778
3,736
-
-
5,514
Mortgage
13,194
(1,252)
-
62
12,004
Consumer

Home equity lines of credit
2,074
238
(224)
212
2,300

Personal
19,782
3,659
(5,636)
604
18,409

Other
2
39
(43)
4
2
Total Consumer
21,858
3,936
(5,903)
820
20,711
Total - Loans $
104,092
$
(10,503)
$
(8,349)
$
1,294
$
86,534
Allowance for credit losses - unfunded commitments:
Commercial $
1,348
$
197
$
-
$
-
$
1,545
Construction
1,797
3,658
-
-
5,455
Consumer
50
4
-
-
54
Ending balance - unfunded commitments [1] $
3,195
$
3,859
$
-
$
-
$
7,054
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended September 30, 2023
Popular Inc.
Provision for
Allowance
for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
26,179
$
(10,957)
$
-
$
-
$
1
$
15,223
Commercial real estate non-owner occupied
71,716
(4,801)
-
(27)
261
67,149
Commercial real estate owner occupied
51,407
(1,930)
-
(1,664)
296
48,109
Commercial and industrial
99,651
(5,714)
-
(3,539)
13,187
103,585
Total Commercial
248,953
(23,402)
-
(5,230)
13,745
234,066
Construction
11,332
2,250
-
(2,611)
-
10,971
Mortgage
96,093
(8,060)
9
(62)
3,924
91,904
Leasing
13,927
(2,287)
-
(2,292)
850
10,198
Consumer

Credit cards
71,408
9,773
-
(10,865)
2,234
72,550

Home equity lines of credit
2,170
199
-
(267)
285
2,387

Personal
115,828
32,623
-
(24,896)
2,561
126,116

Auto
134,247
30,880
-
(14,553)
4,862
155,436

Other
6,242
1,538
-
(537)
197
7,440
Total Consumer
329,895
75,013
-
(51,118)
10,139
363,929
Total - Loans $
700,200
$
43,514
$
9
$
(61,313)
$
28,658
$
711,068
Allowance for credit losses - unfunded commitments:
Commercial $
6,636
$
(203)
$
-
$
-
$
-
$
6,433
Construction
4,907
1,890
-
-
-
6,797
Consumer
50
4
-
-
-
54
Ending balance - unfunded commitments [1] $
11,593
$
1,691
$
-
$
-
$
-
$
13,284
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the nine months ended September 30, 2023
BPPR
Impact of Provision for Allowance for
Net write
down
Beginning Adopting credit losses credit losses - Ending
(In thousands) Balance ASU 2022-02 (benefit) PCD Loans Charge-off Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
5,210
$
-
$
(1,730)
$
-
$
-
$
1
$
-
$
3,481
Commercial real estate non-owner occupied
52,475
-
860
-
(636)
509
-
53,208
Commercial real estate owner occupied
48,393
(1,161)
(7,409)
-
(525)
2,195
-
41,493
Commercial and industrial
68,217
(552)
8,378
-
(4,979)
16,515
-
87,579
Total Commercial
174,295
(1,713)
99
-
(6,140)
19,220
-
185,761
Construction
2,978
-
5,090
-
(2,611)
-
-
5,457
Mortgage
117,344
(33,556)
(15,113)
87
(1,205)
12,343
-
79,900
Leasing
20,618
(35)
(7,023)
-
(6,249)
2,887
-
10,198
Consumer

Credit cards
58,670
-
35,901
-
(27,998)
6,578
(601)
72,550

Home equity lines of credit
103
-
(107)
-
(111)
202
-
87

Personal
96,369
(7,020)
60,347
-
(49,441)
7,452
-
107,707

Auto
129,735
(21)
45,108
-
(34,770)
15,384
-
155,436

Other
15,433
-
3,297
-
(11,855)
563
-
7,438
Total Consumer
300,310
(7,041)
144,546
-
(124,175)
30,179
(601)
343,218
Total - Loans $
615,545
$
(42,345)
$
127,599
$
87
$
(140,380)
$
64,629
$
(601)
$
624,534
Allowance for credit losses - unfunded commitments:
Commercial $
4,336
$
-
$
552
$
-
$
-
$
-
$
-
$
4,888
Construction
2,022
-
(680)
-
-
-
-
1,342
Ending balance - unfunded commitments [1] $
6,358
$
-
$
(128)
$
-
$
-
$
-
$
-
$
6,230
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the nine months ended September 30, 2023
Popular U.S.
Impact of
Provision for

Beginning Adopting credit losses - Ending
(In thousands) Balance ASU 2022-02 (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
21,101
$
-
$
(9,363)
$
-
$
4
$
11,742
Commercial real estate non-owner occupied
19,065
-
(7,108)
-
1,984
13,941
Commercial real estate owner occupied
8,688
-
(738)
(1,395)
61
6,616
Commercial and industrial
12,227
-
5,943
(3,808)
1,644
16,006
Total Commercial
61,081
-
(11,266)
(5,203)
3,693
48,305
Construction
1,268
-
4,246
-
-
5,514
Mortgage
17,910
(2,098)
(3,993)
-
185
12,004
Consumer

Credit cards
-
-
1
(1)
-
-

Home equity lines of credit
2,439
-
(419)
(419)
699
2,300

Personal
22,057
(1,140)
10,019
(14,093)
1,566
18,409

Other
2
-
134
(143)
9
2
Total Consumer
24,498
(1,140)
9,735
(14,656)
2,274
20,711
Total - Loans $
104,757
$
(3,238)
$
(1,278)
$
(19,859)
$
6,152
$
86,534
Allowance for credit losses - unfunded commitments:
Commercial $
1,175
$
-
$
370
$
-
$
-
$
1,545
Construction
1,184
-
4,271
-
-
5,455
Consumer
88
-
(34)
-
-
54
Ending balance - unfunded commitments [1] $
2,447
$
-
$
4,607
$
-
$
-
$
7,054
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the nine months ended September 30, 2023
Popular Inc.
Impact Provision for
Allowance
for
Net write
down
Beginning of adopting credit losses credit losses - Ending
(In thousands) Balance ASU 2022-02 (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
26,311
$
-
$
(11,093)
$
-
$
-
$
5
$
-
$
15,223
Commercial real estate non-owner occupied
71,540
-
(6,248)
-
(636)
2,493
-
67,149
Commercial real estate owner occupied
57,081
(1,161)
(8,147)
-
(1,920)
2,256
-
48,109
Commercial and industrial
80,444
(552)
14,321
-
(8,787)
18,159
-
103,585
Total Commercial
235,376
(1,713)
(11,167)
-
(11,343)
22,913
-
234,066
Construction
4,246
-
9,336
-
(2,611)
-
-
10,971
Mortgage
135,254
(35,654)
(19,106)
87
(1,205)
12,528
-
91,904
Leasing
20,618
(35)
(7,023)
-
(6,249)
2,887
-
10,198
Consumer

Credit cards
58,670
-
35,902
-
(27,999)
6,578
(601)
72,550

Home equity lines of credit
2,542
-
(526)
-
(530)
901
-
2,387

Personal
118,426
(8,160)
70,366
-
(63,534)
9,018
-
126,116

Auto
129,735
(21)
45,108
-
(34,770)
15,384
-
155,436

Other
15,435
-
3,431
-
(11,998)
572
-
7,440
Total Consumer
324,808
(8,181)
154,281
-
(138,831)
32,453
(601)
363,929
Total - Loans $
720,302
$
(45,583)
$
126,321
$
87
$
(160,239)
$
70,781
$
(601)
$
711,068
Allowance for credit losses - unfunded commitments:
Commercial $
5,511
$
-
$
922
$
-
$
-
$
-
$
-
$
6,433
Construction
3,206
-
3,591
-
-
-
-
6,797
Consumer
88
-
(34)
-
-
-
-
54
Ending balance - unfunded commitments [1] $
8,805
$
-
$
4,479
$
-
$
-
$
-
$
-
$
13,284
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended September 30, 2022
BPPR
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
3,522
$
682
$
-
$
-
$
-
$
4,204
Commercial real estate non-owner occupied
50,393
2,689
-
-
368
53,450
Commercial real estate owner occupied
49,472
(5,438)
-
(24)
2,419
46,429
Commercial and industrial
50,160
9,145
-
(4,794)
3,181
57,692
Total Commercial
153,547
7,078
-
(4,818)
5,968
161,775
Construction
3,074
1,181
-
-
-
4,255
Mortgage
130,030
(11,648)
59
(1,720)
3,885
120,606
Leasing
19,037
2,115
-
(2,191)
853
19,814
Consumer

Credit cards
45,339
12,353
-
(6,669)
2,186
53,209

Home equity lines of credit
90
(128)
-
-
129
91

Personal
74,799
17,139
-
(9,963)
1,736
83,711

Auto
137,222
(770)
-
(11,238)
3,863
129,077

Other
17,439
1,374
-
(610)
193
18,396
Total Consumer
274,889
29,968
-
(28,480)
8,107
284,484
Total - Loans $
580,577
$
28,694
$
59
$
(37,209)
$
18,813
$
590,934
Allowance for credit losses - unfunded commitments:
Commercial $
2,032
$
868
$
-
$
-
$
-
$
2,900
Construction
1,534
349
-
-
-
1,883
Ending balance - unfunded commitments [1] $
3,566
$
1,217
$
-
$
-
$
-
$
4,783
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended September 30, 2022
Popular U.S.
Provision for
Beginning credit losses Ending
(In thousands) Balance (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
20,571
$
1,138
$
-
$
8
$
21,717
Commercial real estate non-owner occupied
14,284
11,187
-
2
25,473
Commercial real estate owner occupied
9,076
(120)
-
26
8,982
Commercial and industrial
12,152
(717)
(720)
1,195
11,910
Total Commercial
56,083
11,488
(720)
1,231
68,082
Construction
3,839
(1,895)
-
-
1,944
Mortgage
18,275
(370)
-
23
17,928
Consumer

Home equity lines of credit
3,455
(1,340)
(47)
954
3,022

Personal
19,520
2,901
(1,528)
291
21,184

Other
1
41
(48)
8
2
Total Consumer
22,976
1,602
(1,623)
1,253
24,208
Total - Loans $
101,173
$
10,825
$
(2,343)
$
2,507
$
112,162
Allowance for credit losses - unfunded commitments:
Commercial $
1,317
$
(201)
$
-
$
-
$
1,116
Construction
1,961
(650)
-
-
1,311
Consumer
60
37
-
-
97
Ending balance - unfunded commitments [1] $
3,338
$
(814)
$
-
$
-
$
2,524
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended September 30, 2022
Popular Inc.
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
24,093
$
1,820
$
-
$
-
$
8
$
25,921
Commercial real estate non-owner occupied
64,677
13,876
-
-
370
78,923
Commercial real estate owner occupied
58,548
(5,558)
-
(24)
2,445
55,411
Commercial and industrial
62,312
8,428
-
(5,514)
4,376
69,602
Total Commercial
209,630
18,566
-
(5,538)
7,199
229,857
Construction
6,913
(714)
-
-
-
6,199
Mortgage
148,305
(12,018)
59
(1,720)
3,908
138,534
Leasing
19,037
2,115
-
(2,191)
853
19,814
Consumer

Credit cards
45,339
12,353
-
(6,669)
2,186
53,209

Home equity lines of credit
3,545
(1,468)
-
(47)
1,083
3,113

Personal
94,319
20,040
-
(11,491)
2,027
104,895

Auto
137,222
(770)
-
(11,238)
3,863
129,077

Other
17,440
1,415
-
(658)
201
18,398
Total Consumer
297,865
31,570
-
(30,103)
9,360
308,692
Total - Loans $
681,750
$
39,519
$
59
$
(39,552)
$
21,320
$
703,096
Allowance for credit losses - unfunded commitments:
Commercial $
3,349
$
667
$
-
$
-
$
-
$
4,016
Construction
3,495
(301)
-
-
-
3,194
Consumer
60
37
-
-
-
97
Ending balance - unfunded commitments [1] $
6,904
$
403
$
-
$
-
$
-
$
7,307
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial

Condition.

For the nine months ended September 30, 2022
BPPR
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
3,050
$
1,154
$
-
$
-
$
-
$
4,204
Commercial real estate non-owner occupied
45,211
7,024
-
(30)
1,245
53,450
Commercial real estate owner occupied
54,176
(13,907)
-
(977)
7,137
46,429
Commercial and industrial
49,491
6,784
-
(5,660)
7,077
57,692
Total Commercial
151,928
1,055
-
(6,667)
15,459
161,775
Construction
1,641
1,803
-
-
811
4,255
Mortgage
138,286
(28,129)
841
(4,408)
14,016
120,606
Leasing
17,578
3,807
-
(4,094)
2,523
19,814
Consumer

Credit cards
43,499
21,688
-
(18,770)
6,792
53,209

Home equity lines of credit
98
(213)
-
(164)
370
91

Personal
71,022
32,353
-
(25,069)
5,405
83,711

Auto
154,498
(10,793)
-
(26,766)
12,138
129,077

Other
15,612
3,590
-
(1,555)
749
18,396
Total Consumer
284,729
46,625
-
(72,324)
25,454
284,484
Total - Loans $
594,162
$
25,161
$
841
$
(87,493)
$
58,263
$
590,934
Allowance for credit losses - unfunded commitments:
Commercial $
1,751
$
1,149
$
-
$
-
$
-
$
2,900
Construction
2,388
(505)
-
-
-
1,883
Ending balance - unfunded commitments [1] $
4,139
$
644
$
-
$
-
$
-
$
4,783
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the nine months ended September 30, 2022
Popular U.S.
Provision for
Beginning credit losses Ending
(In thousands) Balance (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
25,418
$
(3,721)
$
-
$
20
$
21,717
Commercial real estate non-owner occupied
22,246
3,208
-
19
25,473
Commercial real estate owner occupied
6,053
2,681
-
248
8,982
Commercial and industrial
10,160
1,036
(1,244)
1,958
11,910
Total Commercial
63,877
3,204
(1,244)
2,245
68,082
Construction
4,722
(3,910)
-
1,132
1,944
Mortgage
16,192
1,756
(68)
48
17,928
Consumer

Credit cards
-
(10)
-
10
-

Home equity lines of credit
3,708
(2,974)
(99)
2,387
3,022

Personal
12,700
11,604
(3,985)
865
21,184

Other
5
144
(172)
25
2
Total Consumer
16,413
8,764
(4,256)
3,287
24,208
Total - Loans $
101,204
$
9,814
$
(5,568)
$
6,712
$
112,162
Allowance for credit losses - unfunded commitments:
Commercial $
1,384
$
(268)
$
-
$
-
$
1,116
Construction
2,337
(1,026)
-
-
1,311
Consumer
37
60
-
-
97
Ending balance - unfunded commitments [1] $
3,758
$
(1,234)
$
-
$
-
$
2,524
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the nine months ended September 30, 2022
Popular Inc.
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
28,468
$
(2,567)
$
-
$
-
$
20
$
25,921
Commercial real estate non-owner occupied
67,457
10,232
-
(30)
1,264
78,923
Commercial real estate owner occupied
60,229
(11,226)
-
(977)
7,385
55,411
Commercial and industrial
59,651
7,820
-
(6,904)
9,035
69,602
Total Commercial
215,805
4,259
-
(7,911)
17,704
229,857
Construction
6,363
(2,107)
-
-
1,943
6,199
Mortgage
154,478
(26,373)
841
(4,476)
14,064
138,534
Leasing
17,578
3,807
-
(4,094)
2,523
19,814
Consumer

Credit cards
43,499
21,678
-
(18,770)
6,802
53,209

Home equity lines of credit
3,806
(3,187)
-
(263)
2,757
3,113

Personal
83,722
43,957
-
(29,054)
6,270
104,895

Auto
154,498
(10,793)
-
(26,766)
12,138
129,077

Other
15,617
3,734
-
(1,727)
774
18,398
Total Consumer
301,142
55,389
-
(76,580)
28,741
308,692
Total - Loans $
695,366
$
34,975
$
841
$
(93,061)
$
64,975
$
703,096
Allowance for credit losses - unfunded commitments:
Commercial $
3,135
$
881
$
-
$
-
$
-
$
4,016
Construction
4,725
(1,531)
-
-
-
3,194
Consumer
37
60
-
-
-
97
Ending balance - unfunded commitments [1] $
7,897
$
(590)
$
-
$
-
$
-
$
7,307
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
The amount

of outstanding

commitments to

lend additional

funds to

debtors owing

receivables whose

terms have

been modified
during the period ended at September 30, 2023

amounted to $
17

million related to the commercial loan portfolio.
The following tables show the amortized cost basis of the loans modified to borrowers experiencing financial difficulties at the end of the reporting period disaggregated by class

of financing receivable and type of

concession granted for the quarter and

nine months
ended

September

30,2023.

Loans

modified

to

borrowers

under

financial

difficulties

that

were

fully

paid

down,

charged-off

or
foreclosed upon by period end are not reported.

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the quarter ended September 30,2023
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at
September
30,2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
CRE owner occupied $
141,807
10.07
% $
-
-
% $
141,807
4.66
%
Commercial and industrial
43
-
%
-
-
%
43
-
%
Mortgage
76
-
%
-
-
%
76
-
%
Consumer:

Credit cards
154
0.01
%
-
-
%
154
0.01
%

Personal
247
0.01
%
-
-
%
247
0.01
%
Total $
142,327
0.60
% $
-
-
% $
142,327
0.42
%
Term Extension
BPPR Popular U.S.
Popular, Inc.
(In thousands)
Amortized Cost
Basis at
September
30,2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
CRE non-owner occupied $
8,760
0.30
% $
-
-
% $
8,760
0.17
%
CRE owner occupied
2,667
0.19
%
10,847
0.66
%
13,514
0.44
%
Commercial and industrial
16,535
0.38
%
-
-
%
16,535
0.25
%
Mortgage
17,057
0.27
%
933
0.07
%
17,990
0.24
%
Consumer:

Personal
122
0.01
%
-
-
%
122
0.01
%
Total $
45,141
0.19
% $
11,780
0.11
% $
56,921
0.17
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at
September
30,2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
CRE owner occupied $
8,980
0.64
% $
-
-
% $
8,980
0.29
%
Commercial and industrial
3,287
0.08
%
-
-
%
3,287
0.05
%
Total $
12,267
0.05
% $
-
-
% $
12,267
0.04
%
Combination - Term extension

and Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at
September
30,2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
CRE non-owner occupied $
18,705
0.63
% $
-
-
% $
18,705
0.37
%
CRE owner occupied
14,683
1.04
%
-
-
%
14,683
0.48
%
Commercial and industrial
558
0.01
%
-
-
%
558
0.01
%
Mortgage
7,691
0.12
%
-
-
%
7,691
0.10
%
Consumer:

Personal
815
0.05
%
11
0.01
%
826
0.04
%
Total $
42,452
0.18
% $
11
-
% $
42,463
0.12
%
Combination -

Other-Than-Insignificant Payment Delays and Interest Rate

Reduction
Puerto Rico Popular U.S.
Popular, Inc.
(In thousands)
Amortized Cost
Basis at
September
30,2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
CRE non-owner occupied $
182
0.01
% $
-
-
% $
182
-
%
Commercial and industrial
78
-
%
-
-
%
78
-
%
Consumer:

Credit cards
195
-
%
-
-
%
195
0.02
%
Total $
455
-
% $
-
-
% $
455
-
%

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the nine months ended September

30,2023
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
CRE owner occupied $
141,807
10.07
% $
-
-
% $
141,807
4.66
%
Commercial and industrial
43
-
%
-
-
%
43
-
%
Mortgage
302
-
%
-
-
%
302
-
%
Consumer:

Credit cards
565
0.05
%
-
-
%
565
0.05
%

Personal
540
0.03
%
3
-
%
543
0.03
%

Other
3
-
%
-
-
%
3
-
%
Total $
143,260
0.60
% $
3
-
% $
143,263
0.42
%
Term Extension
BPPR Popular U.S.
Popular, Inc.
(In thousands)
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
CRE non-owner occupied $
33,059
1.12
% $
-
-
% $
33,059
0.66
%
CRE owner occupied
4,293
0.30
%
26,509
1.62
%
30,802
1.01
%
Commercial and industrial
38,713
0.89
%
-
-
%
38,713
0.59
%
Construction
2,169
1.27
%
5,309
0.71
%
7,478
0.81
%
Mortgage
41,916
0.67
%
5,423
0.42
%
47,339
0.62
%
Consumer:

Personal
196
0.01
%
129
0.07
%
325
0.02
%

Auto
36
-
%
-
-
%
36
-
%
Total $
120,382
0.51
% $
37,370
0.36
% $
157,752
0.46
%
Principal Forgiveness
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
CRE owner occupied $
18
-
% $
-
-
% $
18
-
%
Total $
18
-
% $
-
-
% $
18
-
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
CRE non-owner occupied $
1,736
0.06
% $
-
-
% $
1,736
0.03
%
CRE owner occupied
12,833
0.91
%
13,556
0.83
%
26,389
0.87
%
Commercial and industrial
4,653
0.11
%
828
0.04
%
5,481
0.08
%
Mortgage
137
-
%
-
-
%
137
-
%
Consumer:

Other
31
0.02
%
-
-
%
31
0.02
%
Total $
19,390
0.08
% $
14,384
0.14
% $
33,774
0.10
%

Combination - Term extension

and Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
CRE non-owner occupied $
18,705
0.63
% $
-
-
% $
18,705
0.37
%
CRE owner occupied
14,784
1.05
%
-
-
%
14,784
0.49
%
Commercial and industrial
614
0.01
%
-
-
%
614
0.01
%
Mortgage
29,044
0.46
%
407
0.03
%
29,451
0.39
%
Consumer:

Personal
1,711
0.10
%
43
0.02
%
1,754
0.09
%

Auto
27
-
%
-
-
%
27
-
%
Total $
64,885
0.27
% $
450
-
% $
65,335
0.19
%
Combination - Other-Than-Insignificant Payment Delays

and Interest Rate Reduction
Puerto Rico Popular U.S.
Popular, Inc.
(In thousands)
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
CRE non-owner occupied $
182
0.01
% $
-
-
% $
182
-
%
Commercial and industrial
153
-
%
-
-
%
153
-
%
Consumer:

Credit cards
587
0.05
%
-
-
%
587
0.05
%
Total $
922
-
% $
-
-
% $
922
-
%
Combination - Other-Than-Insignificant Payment Delays

and Principal Forgiveness
Puerto Rico Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September
30,2023
% of total class of
Financing
Receivable
CRE owner occupied $
195
0.01
% $
-
-
% $
195
0.01
%
Total $
195
-
% $
-
-
% $
195
-
%

The following table describes the financial effect of the

modifications made to borrowers experiencing

financial difficulties:
For the quarter ended September 30, 2023
Interest rate reduction
Loan Type Financial Effect
CRE Non-owner occupied Reduced weighted-average contractual interest rate from
9
.0% to
7.2
%.
CRE Owner occupied Reduced weighted-average contractual interest rate from
8.4
% to
6.6
%.
Commercial and industrial Reduced weighted-average contractual interest rate from
12.5
% to
7.6
%.
Mortgage Reduced weighted-average contractual interest rate from
5.7
% to
4.2
%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
19.6
% to
3.6
%.
Personal Reduced weighted-average contractual interest rate from
17
.0% to
9.1
%.
Term extension
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
28

months to the life of loans.
CRE Owner occupied Added a weighted-average of
1

year to the life of loans.
Commercial and industrial Added a weighted-average of
3

year to the life of loans.
Mortgage Added a weighted-average of
11

years to the life of loans.
Consumer:
Personal Added a weighted-average of
7

years to the life of loans.
Other than insignificant payment delay
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
7

months to the life of loans.
CRE Owner occupied Added a weighted-average of
10

months to the life of loans.
Commercial and industrial Added a weighted-average of
7

months to the life of loans.
Consumer:
Credit cards Added a weighted-average of
29

months to the life of loans.

For the nine months ended September 30, 2023
Interest rate reduction
Loan Type Financial Effect
CRE Non-owner occupied Reduced weighted-average contractual interest rate from
9
.0% to
7.2
%.
CRE Owner occupied Reduced weighted-average contractual interest rate from
8.4
% to
6.6
%.
Commercial and industrial Reduced weighted-average contractual interest rate from
14
.0% to
7.7
%.
Mortgage Reduced weighted-average contractual interest rate from
5.7
% to
4.2
%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
18
.0% to
4.3
%.
Personal Reduced weighted-average contractual interest rate from
18
.0% to
9.7
%.
Auto Reduced weighted-average contractual interest rate from
12.64
% to
12.62
%.
Other Reduced weighted-average contractual interest rate from
18
.0% to 0.0%.
Term extension
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
19

months to the life of loans.
CRE Owner occupied Added a weighted-average of
1

year to the life of loans.
Commercial and industrial Added a weighted-average of
2

years to the life of loans.
Construction Added a weighted-average of
6

months to the life of loans.
Mortgage Added a weighted-average of
11

years to the life of loans.
Consumer:
Personal Added a weighted-average of
7

years to the life of loans.
Auto Added a weighted-average of
3

years to the life of loans.
Principal forgiveness
Loan Type Financial Effect
CRE Owner occupied Reduced the amortized cost basis of the loans by $
0.1

million.
Other than insignificant payment delay
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
12

months to the life of loans.
CRE Owner occupied Added a weighted-average of
8

months to the life of loans.
Commercial and industrial Added a weighted-average of
8

months to the life of loans.
Mortgage Added a weighted-average of
40

months to the life of loans.
Consumer:
Credit cards Added a weighted-average of
26

months to the life of loans.
Other Added a weighted-average of
11

months to the life of loans.

The following table

presents, by class, the

performance of loans that

have been modified in

the last nine months

at September 30,
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
For the period ended September 30, 2023
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE Non-owner occupied $
-
$
-
$
122
$
122
$
53,560
$
53,682
$
-
$
122
CRE Owner occupied
-
-
2,488
2,488
171,442
173,930
-
2,488
Commercial and industrial
-
-
1,735
1,735
42,441
44,176
729
1,006
Construction
-
-
-
-
2,169
2,169
-
-
Mortgage
4,913
2,572
22,291
29,776
41,623
71,399
4,196
18,095
Consumer:

Credit cards
117
87
130
334
818
1,152
93
37

Personal
48
19
550
617
1,830
2,447
-
550

Auto
-
-
11
11
52
63
-
11

Other
-
-
31
31
3
34
31
-
Total $
5,078
$
2,678
$
27,358
$
35,114
$
313,938
$
349,052
$
5,049
$
22,309
[1] Loans that were in non-accrual status at the time

of modification are presented as past due until the borrower has demonstrated a willingness and ability
to make the restructured loan payments. Payment default

is defined as a restructured loan becoming 90 days past

due after being modified, foreclosed or
charged-off, whichever occurs first. The recorded investment as of period end is inclusive of all partial paydowns

and charge-offs since the modification
date. Loans modified with financial difficulty that

were fully paid down, charged-off or foreclosed upon

by period end are not reported.
Popular U.S.
For the period ended September 30, 2023
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE Owner occupied $
-
$
-
$
-
$
-
$
40,065
$
40,065
$
-
$
-
Commercial and industrial
-
-
-
-
828
828
-
-
Construction
-
-
-
-
5,309
5,309
-
-
Mortgage
-
-
334
334
5,496
5,830
103
231
Consumer:

Personal
-
-
129
129
46
175
-
129
Total $
-
$
-
$
463
$
463
$
51,744
$
52,207
$
103
$
360
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
For the period ended September 30, 2023
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE Non-owner occupied $
-
$
-
$
122
$
122
$
53,560
$
53,682
$
-
$
122
CRE Owner occupied
-
-
2,488
2,488
211,507
213,995
-
2,488
Commercial and industrial
-
-
1,735
1,735
43,269
45,004
729
1,006
Construction
-
-
-
-
7,478
7,478
-
-
Mortgage
4,913
2,572
22,625
30,110
47,119
77,229
4,299
18,326
Consumer:

Credit cards
117
87
130
334
818
1,152
93
37

Personal
48
19
679
746
1,876
2,622
-
679

Auto
-
-
11
11
52
63
-
11

Other
-
-
31
31
3
34
31
-
Total $
5,078
$
2,678
$
27,821
$
35,577
$
365,682
$
401,259
$
5,152
$
22,669
[1] Loans that were in non-accrual status at the time

of modification are presented as past due until the borrower has demonstrated a willingness and ability
to make the restructured loan payments.

Payment default is defined as a restructured loan becoming

90 days past due after being modified, foreclosed

or
charged-off, whichever occurs first. The recorded inve

stment as of period end is inclusive of all partial

paydowns and charge-offs since the modification
date. Loans modified with financial difficulty that

were fully paid down, charged-off or foreclosed upon

by period end are not reported.
During

the

nine

months

ended September

30,

2023,
five

loans

with

an

aggregate

unpaid

principal balance

of

$
6.6

million

were
restructured into

multiple notes

(“Note A

/ B

split”)
,

compared to
three

loans with

an aggregate

unpaid principal

balance of

$
2.7
million during

the nine months

ended September 30,

2022.
No

charge-offs were

recorded as

part of Note

A /

B splits

during 2023
and 2022. These

loans were restructured after

analyzing the borrowers’ capacity

to repay the

debt, collateral and ability to

perform
under the modified terms.
Payment

default

is

defined

as

a

restructured

loan

becoming

90

days

past

due

after

being

modified,

foreclosed

or

charged-off,
whichever occurs first.

During the quarter

and nine months

ended September 30,

2023, the outstanding

balance of loans

modified
for borrowers

under financial difficulties that were subject to payment default during the nine months preceding the default date was
$
5

million and $
6

million, respectively.

For the quarter ended September 30, 2023,

extension of maturity and the combination of reduction

of interest rate and extension of
maturity

amounted

to

$
4

million

and

$
1

million,

respectively,

of

the

outstanding

balance

of

loans

modified

for

borrowers

under
financial difficulties

that were

subject to

payment default

during the

nine months

preceding the

default date.

For the

nine months
ended

September

30,

2023,

extension

of

maturity

and

the

combination

of

reduction

of

interest

rate

and

extension

of

maturity
amounted

to

$
5

million

and

$
1

million,

respectively,

of

the

outstanding

balance

of

loans

modified

for

borrowers

under

financial
difficulties that were subject to payment default during

the nine months preceding the default date.

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
The following

table presents

the loan

count by

type of

modification for

those loans

modified in

a TDR

during the

quarter and

nine
months ended September 30, 2022. Loans modified

as TDRs for the U.S. operations are considered

insignificant to the Corporation.
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
months ended September 30, 2022.
Popular, Inc.

For the quarter ended September 30, 2022
(In thousands) Loan count
Pre-modification outstanding
recorded investment
Post-modification
outstanding recorded
investment
Increase (decrease) in the
allowance for loan losses as
a result of modification
Commercial real estate non-owner occupied
2
$
1,327
$
1,326
$
10
Commercial real estate owner occupied
6
2,488
2,471
(47)
Commercial and industrial
3
123
117
7
Mortgage
277
28,990
30,192
1,032
Consumer:

Credit cards
17
157
154
1

Personal
33
542
539
146
Total
338
$
33,627
$
34,799
$
1,149

Popular, Inc.

For the nine months ended September 30, 2022
(In thousands) Loan count
Pre-modification outstanding
recorded investment
Post-modification
outstanding recorded
investment
Increase (decrease) in the
allowance for loan losses as
a result of modification
Commercial real estate non-owner occupied
5
$
4,779
$
4,777
$
15
Commercial real estate owner occupied
14
15,594
15,567
(2,120)
Commercial and industrial
23
49,625
49,425
2,067
Mortgage
852
93,773
96,918
3,143
Leasing
1
14
12
2
Consumer:

Credit cards
63
567
599
8

Personal
144
2,223
2,297
411

Auto
1
28
28
5
Total
1,103
$
166,603
$
169,623
$
3,531
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
$
560
1
$
560
Commercial and industrial
2
1,165
5
3,661
Mortgage
35
3,500
73
9,200
Leasing
1
5
1
5
Consumer:

Credit cards
4
32
24
185

Personal
15
160
34
558
Total
58
$
5,422
138
$
14,169
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

September 30, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior

Years Total
BPPR
Commercial:
Commercial multi-family
Watch $
-
$
-
$
-
$
-
$
4,132
$
4,291
$
-
$
-
$
8,423
Special Mention
-
-
-
-
-
5,817
-
-
5,817
Substandard
-
-
-
-
-
3,048
100
-
3,148
Pass
38,060
139,784
22,604
20,572
29,751
26,368
287
-
277,426
Total commercial
multi-family $
38,060
$
139,784
$
22,604
$
20,572
$
33,883
$
39,524
$
387
$
-
$
294,814
Commercial real estate non-owner occupied
Watch $
2,611
$
345
$
14,870
$
22,895
$
14,387
$
42,474
$
-
$
-
$
97,582
Special Mention
652
-
25,120
63
65,283
55,662
3,563
-
150,343
Substandard
19,724
1,356
-
2,243
-
25,986
-
-
49,309
Pass
215,640
881,595
555,185
363,551
44,464
584,724
6,488
-
2,651,647
Total commercial
real estate non-
owner occupied $
238,627
$
883,296
$
595,175
$
388,752
$
124,134
$
708,846
$
10,051
$
-
$
2,948,881
Year-to-Date gross
write-offs $
-
$
-
$
-
$
609
$
-
$
27
$
-
$
-
$
636
Commercial real estate owner occupied
Watch $
1,673
$
11,674
$
25,306
$
8,021
$
3,578
$
65,433
$
900
$
-
$
116,585
Special Mention
-
16,697
6,082
143,558
996
56,793
13,069
-
237,195
Substandard
916
15,967
2,130
324
657
71,111
-
-
91,105
Doubtful
-
-
-
-
-
225
-
-
225
Pass
54,152
188,715
234,029
52,294
26,558
396,965
9,730
-
962,443
Total commercial
real estate owner
occupied $
56,741
$
233,053
$
267,547
$
204,197
$
31,789
$
590,527
$
23,699
$
-
$
1,407,553
Year-to-Date gross
write-offs $
-
$
4
$
-
$
-
$
1
$
520
$
-
$
-
$
525
Commercial and industrial
Watch $
5,085
$
20,271
$
6,051
$
2,791
$
16,548
$
78,294
$
78,361
$
-
$
207,401
Special Mention
85
3,519
3,549
6,157
2,057
42,415
10,696
-
68,478
Substandard
5,698
2,011
6,457
19,449
2,130
34,171
33,556
-
103,472
Doubtful
-
-
-
54
-
30
-
-
84
Loss
-
-
-
-
-
-
354
-
354
Pass
679,029
688,800
522,132
246,230
132,643
265,712
1,415,483
-
3,950,029
Total commercial
and industrial $
689,897
$
714,601
$
538,189
$
274,681
$
153,378
$
420,622
$
1,538,450
$
-
$
4,329,818
Year-to-Date gross
write-offs $
784
$
184
$
140
$
317
$
398
$
287
$
2,869
$
-
$
4,979
Construction
Watch $
-
$
17,156
$
8,693
$
-
$
-
$
-
$
20,485
$
-
$
46,334
Substandard
-
6,578
-
2,169
-
-
$
-
-
8,747
Pass
14,035
21,688
33,249
11,843
2,308
1,056
31,247
-
115,426
Total construction $
14,035
$
45,422
$
41,942
$
14,012
$
2,308
$
1,056
$
51,732
$
-
$
170,507
Year-to-Date gross
write-offs $
-

$
2,611
$
-

$
-

$
-

$
-

$
-

$
-

$
2,611
Mortgage
Substandard $
-
$
161
$
515
$
372
$
2,923
$
76,022
$
-
$
-
$
79,993
Pass
537,050
443,989
430,508
262,407
167,447
4,367,874
-
-
6,209,275
Total mortgage $
537,050
$
444,150
$
431,023
$
262,779
$
170,370
$
4,443,896
$
-
$
-
$
6,289,268
Year-to-Date gross
write-offs $
-

$
-

$
-

$
-

$
-

$
1,205
$
-
$
-
$
1,205

September 30, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior

Years Total
BPPR
Leasing
Substandard $
146
$
2,269
$
1,912
$
923
$
946
$
568
$
-
$
-
$
6,764
Loss
-
48
-
-
29
-
-
-
77
Pass
508,378
522,978
341,119
180,280
101,777
36,741
-
-
1,691,273
Total leasing $
508,524
$
525,295
$
343,031
$
181,203
$
102,752
$
37,309
$
-
$
-
$
1,698,114
Year-to-Date gross
write-offs $
391
$
2,638
$
1,871
$
530
$
473
$
346
$
-
$
-
$
6,249
Consumer:
Credit cards
Substandard $
-
$
-
$
-
$
-
$
-
$
-
$
17,717
$
-
$
17,717
Loss
-
-
-
-
-
-
2
-
2
Pass
-
-
-
-
-
-
1,059,692
-
1,059,692
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,077,411
$
-
$
1,077,411
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
27,998
$
-
$
27,998
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
2,474
$
-
$
2,474
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
-
$
2,474
$
-
$
2,474
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
111
$
-
$
111
Personal
Substandard $
677
$
4,223
$
2,077
$
604
$
1,217
$
8,854
$
-
$
1,104
$
18,756
Loss
30
10
48
-
25
21
-
-
134
Pass
700,994
562,370
210,731
66,531
71,178
109,046
-
23,262
1,744,112
Total Personal $
701,701
$
566,603
$
212,856
$
67,135
$
72,420
$
117,921
$
-
$
24,366
$
1,763,002
Year-to-Date gross
write-offs $
1,055
$
23,867
$
13,973
$
3,395
$
3,834
$
2,305
$
-
$
1,012
$
49,441
Auto
Substandard $
3,213
$
12,306
$
11,389
$
8,665
$
7,369
$
3,735
$
-
$
-
$
46,677
Loss
11
118
18
55
32
25
-
-
259
Pass
941,464
964,237
770,038
449,165
299,099
162,257
-
-
3,586,260
Total Auto $
944,688
$
976,661
$
781,445
$
457,885
$
306,500
$
166,017
$
-
$
-
$
3,633,196
Year-to-Date gross
write-offs $
3,625
$
16,278
$
8,276
$
4,353
$
2,238
$
-
$
-
$
-
$
34,770
Other consumer
Substandard $
-
$
28
$
-
$
82
$
17
$
1,151
$
267
$
-
$
1,545
Loss
-
-
137
-
-
499
-
-
636
Pass
30,668
24,809
15,498
5,941
3,537
3,843
61,055
-
145,351
Total Other
consumer $
30,668
$
24,837
$
15,635
$
6,023
$
3,554
$
5,493
$
61,322
$
-
$
147,532
Year-to-Date gross
write-offs $
20
$
117
$
80
$
133
$
53
$
11,452
$
-
$
-
$
11,855
Total BPPR $
3,759,991
$
4,553,702
$
3,249,447
$
1,877,239
$
1,001,088
$
6,531,211
$
2,765,526
$
24,366
$
23,762,570

September 30, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior
Years Total
Popular U.S.
Commercial:
Commercial multi-family
Watch $
-
$
742
$
-
$
3,672
$
51,264
$
59,944
$
-
$
-
$
115,622
Special Mention
-
-
867
1,178
-
16,681
-
-
18,726
Substandard
-
-
-
-
14,747
16,003
-
-
30,750
Pass
69,117
525,927
367,965
233,949
216,481
450,809
4,273
-
1,868,521
Total commercial
multi-family $
69,117
$
526,669
$
368,832
$
238,799
$
282,492
$
543,437
$
4,273
$
-
$
2,033,619
Commercial real estate non-owner occupied
Watch $
-
$
5,500
$
4,228
$
729
$
10,991
$
44,329
$
-
$
-
$
65,777
Special Mention
-
-
-
-
1,333
68,433
-
-
69,766
Substandard
-
-
-
8,112
1,718
3,210
-
-
13,040
Pass
369,327
542,901
205,752
245,659
116,282
447,229
10,516
-
1,937,666
Total commercial
real estate non-
owner occupied $
369,327
$
548,401
$
209,980
$
254,500
$
130,324
$
563,201
$
10,516
$
-
$
2,086,249
Commercial real estate owner occupied
Watch $
-
$
-
$
78,483
$
1,177
$
-
$
124,940
$
-
$
-
$
204,600
Special Mention
-
-
-
3,809
6,114
114
-
-
10,037
Substandard
-
481
-
-
7,288
49,957
-
-
57,726
Pass
221,117
357,451
322,609
112,290
76,200
266,381
8,941
-
1,364,989
Total commercial
real estate owner
occupied $
221,117
$
357,932
$
401,092
$
117,276
$
89,602
$
441,392
$
8,941
$
-
$
1,637,352
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
1,395
$
-
$
-
$
1,395
Commercial and industrial
Watch $
2,594
$
8,238
$
3,940
$
1,024
$
1,208
$
3,748
$
9,507
$
-
$
30,259
Special Mention
368
621
1,074
37
171
47
-
-
2,318
Substandard
-
259
209
186
1,773
1,867
2,428
-
6,722
Pass
94,717
276,872
366,679
326,315
176,132
495,831
421,419
-
2,157,965
Total commercial
and industrial $
97,679
$
285,990
$
371,902
$
327,562
$
179,284
$
501,493
$
433,354
$
-
$
2,197,264
Year-to-Date gross
write-offs $
247
$
221
$
1,994
$
-
$
1,307
$
-
$
39
$
-
$
3,808
Construction
Watch $
-
$
-
$
18,542
$
-
$
-
$
-
$
-
$
-
$
18,542
Special Mention
-
-
-
-
-
34,562
-
-
34,562
Substandard
-
-
5,213
3,214
-
2,095
-
-
10,522
Pass
180,508
305,886
121,838
28,119
50,844
784
-
-
687,979
Total construction $
180,508
$
305,886
$
145,593
$
31,333
$
50,844
$
37,441
$
-
$
-
$
751,605
Mortgage
Substandard $
-
$
-
$
-
$
-
$
2,168
$
9,812
$
-
$
-
$
11,980
Pass
75,875
226,204
291,991
237,859
179,085
272,849
-
-
1,283,863
Total mortgage $
75,875
$
226,204
$
291,991
$
237,859
$
181,253
$
282,661
$
-
$
-
$
1,295,843

September 30, 2023
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
-
$
-
$
1,906
$
-
$
1,046
$
2,952
Loss
-
-
-
-
-
99
-
1,034
1,133
Pass
-
-
-
-
-
7,592
40,796
12,552
60,940
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
9,597
$
40,796
$
14,632
$
65,025
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
419
$
-
$
-
$
419
Personal
Substandard $
327
$
1,183
$
379
$
88
$
121
$
218
$
-
$
-
$
2,316
Loss
69
13
-
-
-
238
-
-
320
Pass
36,704
110,755
28,371
3,750
5,358
1,592
-
-
186,530
Total Personal $
37,100
$
111,951
$
28,750
$
3,838
$
5,479
$
2,048
$
-
$
-
$
189,166
Year-to-Date gross
write-offs $
137
$
9,218
$
3,319
$
518
$
758
$
143
$
-
$
-
$
14,093
Other consumer
Substandard $
-
$
-
$
-
$
-
$
-
$
-
$
402
$
-
$
402
Pass
20
-
-
-
-
-
10,181
-
10,201
Total Other
consumer $
20
$
-
$
-
$
-
$
-
$
-
$
10,583
$
-
$
10,603
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
143
$
-
$
143
Total Popular U.S. $
1,050,743
$
2,363,033
$
1,818,140
$
1,211,167
$
919,278
$
2,381,270
$
508,480
$
14,632
$
10,266,743

September 30, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior
Years Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch $
-
$
742
$
-
$
3,672
$
55,396
$
64,235
$
-
$
-
$
124,045
Special Mention
-
-
867
1,178
-
22,498
-
-
24,543
Substandard
-
-
-
-
14,747
19,051
100
-
33,898
Pass
107,177
665,711
390,569
254,521
246,232
477,177
4,560
-
2,145,947
Total commercial
multi-family $
107,177
$
666,453
$
391,436
$
259,371
$
316,375
$
582,961
$
4,660
$
-
$
2,328,433
Commercial real estate non-owner occupied
Watch $
2,611
$
5,845
$
19,098
$
23,624
$
25,378
$
86,803
$
-
$
-
$
163,359
Special Mention
652
-
25,120
63
66,616
124,095
3,563
-
220,109
Substandard
19,724
1,356
-
10,355
1,718
29,196
-
-
62,349
Pass
584,967
1,424,496
760,937
609,210
160,746
1,031,953
17,004
-
4,589,313
Total commercial
real estate non-
owner occupied $
607,954
$
1,431,697
$
805,155
$
643,252
$
254,458
$
1,272,047
$
20,567
$
-
$
5,035,130
Year-to-Date gross
write-offs $
-
$
-
$
-
$
609
$
-
$
27
$
-
$
-
$
636
Commercial real estate owner occupied
Watch $
1,673
$
11,674
$
103,789
$
9,198
$
3,578
$
190,373
$
900
$
-
$
321,185
Special Mention
-
16,697
6,082
147,367
7,110
56,907
13,069
-
247,232
Substandard
916
16,448
2,130
324
7,945
121,068
-
-
148,831
Doubtful
-
-
-
-
-
225
-
-
225
Pass
275,269
546,166
556,638
164,584
102,758
663,346
18,671
-
2,327,432
Total commercial
real estate owner
occupied $
277,858
$
590,985
$
668,639
$
321,473
$
121,391
$
1,031,919
$
32,640
$
-
$
3,044,905
Year-to-Date gross
write-offs $
-
$
4
$
-
$
-
$
1
$
1,915
$
-
$
-
$
1,920
Commercial and industrial
Watch $
7,679
$
28,509
$
9,991
$
3,815
$
17,756
$
82,042
$
87,868
$
-
$
237,660
Special Mention
453
4,140
4,623
6,194
2,228
42,462
10,696
-
70,796
Substandard
5,698
2,270
6,666
19,635
3,903
36,038
35,984
-
110,194
Doubtful
-
-
-
54
-
30
-
-
84
Loss
-
-
-
-
-
-
354
-
354
Pass
773,746
965,672
888,811
572,545
308,775
761,543
1,836,902
-
6,107,994
Total commercial
and industrial $
787,576
$
1,000,591
$
910,091
$
602,243
$
332,662
$
922,115
$
1,971,804
$
-
$
6,527,082
Year-to-Date gross
write-offs $
1,031
$
405
$
2,134
$
317
$
1,705
$
287
$
2,908
$
-
$
8,787

September 30, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior
Years Total
Popular, Inc.
Construction
Watch $
-
$
17,156
$
27,235
$
-
$
-
$
-
$
20,485
$
-
$
64,876
Special Mention
-
-
-
-
-
34,562
-
-
34,562
Substandard
-
6,578
5,213
5,383
-
2,095
-
-
19,269
Pass
194,543
327,574
155,087
39,962
53,152
1,840
31,247
-
803,405
Total construction $
194,543
$
351,308
$
187,535
$
45,345
$
53,152
$
38,497
$
51,732
$
-
$
922,112
Year-to-Date gross
write-offs $
-
$
2,611
$
-
$
-
$
-
$
-
$
-
$
-
$
2,611
Mortgage
Substandard $
-
$
161
$
515
$
372
$
5,091
$
85,834
$
-
$
-
$
91,973
Pass
612,925
670,193
722,499
500,266
346,532
4,640,723
-
-
7,493,138
Total mortgage $
612,925
$
670,354
$
723,014
$
500,638
$
351,623
$
4,726,557
$
-
$
-
$
7,585,111
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
1,205
$
-
$
-
$
1,205
Leasing
Substandard $
146
$
2,269
$
1,912
$
923
$
946
$
568
$
-
$
-
$
6,764
Loss
-
48
-
-
29
-
-
-
77
Pass
508,378
522,978
341,119
180,280
101,777
36,741
-
-
1,691,273
Total leasing $
508,524
$
525,295
$
343,031
$
181,203
$
102,752
$
37,309
$
-
$
-
$
1,698,114
Year-to-Date gross
write-offs $
391
$
2,638
$
1,871
$
530
$
473
$
346
$
-
$
-
$
6,249

September 30, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior
Years Total
Popular, Inc.
Consumer:
Credit cards
Substandard $
-
$
-
$
-
$
-
$
-
$
-
$
17,717
$
-
$
17,717
Loss
-
-
-
-
-
-
2
-
2
Pass
-
-
-
-
-
-
1,059,709
-
1,059,709
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,077,428
$
-
$
1,077,428
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
27,999
$
-
$
27,999
HELOCs
Substandard $
-
$
-
$
-
$
-
$
-
$
1,906
$
-
$
1,046
$
2,952
Loss
-
-
-
-
-
99
-
1,034
1,133
Pass
-
-
-
-
-
7,592
43,270
12,552
63,414
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
9,597
$
43,270
$
14,632
$
67,499
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
419
$
111
$
-
$
530
Personal
Substandard $
1,004
$
5,406
$
2,456
$
692
$
1,338
$
9,072
$
-
$
1,104
$
21,072
Loss
99
23
48
-
25
259
-
-
454
Pass
737,698
673,125
239,102
70,281
76,536
110,638
-
23,262
1,930,642
Total Personal $
738,801
$
678,554
$
241,606
$
70,973
$
77,899
$
119,969
$
-
$
24,366
$
1,952,168
Year-to-Date gross
write-offs $
1,192
$
33,085
$
17,292
$
3,913
$
4,592
$
2,448
$
-
$
1,012
$
63,534
Auto
Substandard $
3,213
$
12,306
$
11,389
$
8,665
$
7,369
$
3,735
$
-
$
-
$
46,677
Loss
11
118
18
55
32
25
-
-
259
Pass
941,464
964,237
770,038
449,165
299,099
162,257
-
-
3,586,260
Total Auto $
944,688
$
976,661
$
781,445
$
457,885
$
306,500
$
166,017
$
-
$
-
$
3,633,196
Year-to-Date gross
write-offs $
3,625
$
16,278
$
8,276
$
4,353
$
2,238
$
-
$
-
$
-
$
34,770
Other consumer
Substandard $
-
$
28
$
-
$
82
$
17
$
1,151
$
669
$
-
$
1,947
Loss
-
-
137
-
-
499
-
-
636
Pass
30,688
24,809
15,498
5,941
3,537
3,843
71,236
-
155,552
Total Other
consumer $
30,688
$
24,837
$
15,635
$
6,023
$
3,554
$
5,493
$
71,905
$
-
$
158,135
Year-to-Date gross
write-offs $
20
$
117
$
80
$
133
$
53
$
11,452
$
143
$
-
$
11,998
Total Popular Inc. $
4,810,734
$
6,916,735
$
5,067,587
$
3,088,406
$
1,920,366
$
8,912,481
$
3,274,006
$
38,998
$
34,029,313

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
Quarters ended September 30, Nine months ended September 30,
(In thousands) 2023 2022 2023 2022
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees $
8,025
$
9,126
$
25,083
$
27,635
Mortgage servicing rights fair value adjustments
(2,793)
(499)
(10,385)
2,846
Total mortgage

servicing fees, net of fair value adjustments
5,232
8,627
14,698
30,481
Net (loss) gain on sale of loans, including valuation on

loans held-for-sale
(335)
1,124
(133)
(374)
Trading account profit (loss):
Unrealized gains on outstanding derivative positions
45
-
160
-
Realized gains (losses) on closed derivative positions
494
(240)
661
6,325
Total trading account

profit (loss)
539
(240)
821
6,325
Losses on repurchased loans, including interest advances
(43)
(63)
(277)
(544)
Total mortgage

banking activities
$
5,393
$
9,448
$
15,109
$
35,888
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

30, 2023 and 2022:

Proceeds Obtained During the Quarter Ended September

30, 2023
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
1,421
$
-
$
1,421
Mortgage-backed securities - FNMA
-
10,178
-
10,178
Total trading account

debt securities
$
-
$
11,599
$
-
$
11,599
Mortgage servicing rights $
-
$
-
$
301
$
301
Total

$
-
$
11,599
$
301
$
11,900
Proceeds Obtained During the Nine months Ended September

30, 2023
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
2,488
$
-
$
2,488
Mortgage-backed securities - FNMA
-
33,470
-
33,470
Total trading account

debt securities
$
-
$
35,958
$
-
$
35,958
Mortgage servicing rights $
-
$
-
$
945
$
945
Total

$
-
$
35,958
$
945
$
36,903
Proceeds Obtained During the Quarter Ended September

30, 2022
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
14,190
$
-
$
14,190
Mortgage-backed securities - FNMA
-
21,685
-
21,685
Total trading account

debt securities
$
-
$
35,875
$
-
$
35,875
Mortgage servicing rights $
-
$
-
$
809
$
809
Total

$
-
$
35,875
$
809
$
36,684

Proceeds Obtained During the Nine months Ended September

30, 2022
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
169,352
$
-
$
169,352
Mortgage-backed securities - FNMA
-
117,015
-
117,015
Mortgage-backed securities - FHLMC
-
8,505
-
8,505
Total trading account

debt securities
$
-
$
294,872
$
-
$
294,872
Mortgage servicing rights $
-
$
-
$
5,179
$
5,179
Total

$
-
$
294,872
$
5,179
$
300,051
During

the

nine

months

ended

September

30,

2023,

the

Corporation

retained

servicing

rights

on

whole

loan

sales

involving
approximately

$
39

million

in

principal

balance

outstanding

(September

30,

2022

-

$
50

million),

with

net

realized

gains

of
approximately $
0.6

million

(September 30,

2022 -

gains of

$
0.8

million). All

loan sales

performed during

the

nine months

ended
September 30, 2023 and 2022 were without credit

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

30,
2023 and 2022.
Residential MSRs
(In thousands) September 30, 2023 September 30, 2022
Fair value at beginning of period $
128,350
$
121,570
Additions
1,814
6,195
Changes due to payments on loans

[1]
(7,569)
(8,178)
Reduction due to loan repurchases
(468)
(646)
Changes in fair value due to changes in valuation model inputs or assumptions
(1,828)
11,556
Other
(1,269)
44
Fair value at end of period

[2]
$
119,030
$
130,541
[1] Represents changes due to collection / realization

of expected cash flows over time.
[2] At September 30, 2023, PB had MSRs amounting to

$
1.9

million (September 30, 2022 - $
2.0

million).
During the

quarter ended June

30, 2023

the Corporation

terminated a servicing

agreement,

in which it

acted as sub-servicer

for a
third

party,

for

a

portfolio

with

an

unpaid

principal

balance

of

approximately

$
260

million

and

a

related

MSR

fair

value

of
approximately $
2

million.

The transaction did not result in a material

effect on the financial results of the Corporation.
Residential mortgage loans serviced for others were $
10.1

billion at September 30, 2023 (December 31,

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

30, 2023, those

weighted average mortgage servicing

fees were
0.31
%

(September

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

2023 and 2022 were as follows:

Quarters ended Nine months ended

September 30, 2023 September 30, 2022 September 30, 2023 September 30, 2022
BPPR PB BPPR PB BPPR PB BPPR PB
Prepayment speed
7.3
%
7.0
%
5.5
%
7.2
%
7.1
%
7.1
%
5.2
%
8.4
%
Weighted average life (in years)
9.2
8.0
9.5
8.2
9.2
8.0
9.7
7.7
Discount rate (annual rate)
9.6
%
11.0
%
10.7
%
10.0
%
9.6
%
10.7
%
10.5
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
40,346
$
41,548
$
78,684
$
86,802
Weighted average life (in years)
6.6
6.8
6.7
6.9
Weighted average prepayment speed (annual

rate)
6.0
%
5.9
%
7.0
%
7.0
%
Impact on fair value of 10% adverse change $
(728)
$
(730)
$
(1,491)
$
(1,602)
Impact on fair value of 20% adverse change $
(1,427)
$
(1,433)
$
(2,924)
$
(3,143)
Weighted average discount rate (annual rate)
11.2
%
11.2
%
10.9
%
11.0
%
Impact on fair value of 10% adverse change $
(1,387)
$
(1,485)
$
(2,842)
$
(3,256)
Impact on fair value of 20% adverse change $
(2,688)
$
(2,876)
$
(5,508)
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

2023,

the

Corporation

had

recorded

$
8

million

in

mortgage

loans

on

its

Consolidated

Statements

of

Financial
Condition related to this

buy-back option program (December 31,

2022 - $
14

million). Loans in our serviced

GNMA portfolio benefit
from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments
or

completes

a

payment

deferral modification

or

other

borrower assistance

alternative. As

long

as

the

Corporation

continues

to
service the

loans that

continue to

be collateral

in a

GNMA guaranteed

mortgage-backed security,

the MSR

is recognized

by the
Corporation.

During the nine months ended

September 30, 2023, the Corporation repurchased approximately

$
34

million (September 30, 2022 -
$
49

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

Note 12 – Other real estate owned
The following

tables present

the activity

related to

Other Real

Estate Owned

(“OREO”),

for the

quarters and

nine months

ended
September 30, 2023 and 2022.
For the quarter ended September 30, 2023
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
11,819
$
74,397
$
86,216
Write-downs in value
(123)
(567)
(690)
Additions
257
14,795
15,052
Sales
(900)
(17,356)
(18,256)
Ending balance $
11,053
$
71,269
$
82,322
For the quarter ended September 30, 2022
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
14,250
$
77,887
$
92,137
Write-downs in value
(84)
(376)
(460)
Additions
1,711
13,975
15,686
Sales
(1,984)
(12,065)
(14,049)
Other adjustments
-
(75)
(75)
Ending balance $
13,893
$
79,346
$
93,239
For the nine months ended September 30, 2023
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
12,500
$
76,626
$
89,126
Write-downs in value
(362)
(1,587)
(1,949)
Additions
1,524
54,625
56,149
Sales
(2,626)
(58,277)
(60,903)
Other adjustments
17
(118)
(101)
Ending balance $
11,053
$
71,269
$
82,322
For the nine months ended September 30, 2022
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
15,017
$
70,060
$
85,077
Write-downs in value
(934)
(949)
(1,883)
Additions
5,230
53,878
59,108
Sales
(5,528)
(43,110)
(48,638)
Other adjustments
108
(533)
(425)
Ending balance $
13,893
$
79,346
$
93,239

Note 13 − Other assets
The caption of other assets in the consolidated

statements of financial condition consists of the following

major categories:
(In thousands) September 30, 2023 December 31, 2022
Net deferred tax assets (net of valuation allowance) $
896,426
$
953,676
Investments under the equity method
234,408
210,001
Prepaid taxes
47,837
39,405
Other prepaid expenses
42,977
33,384
Capitalized software costs
79,393
81,862
Derivative assets
23,348
19,229
Trades receivable from brokers and counterparties
37,674
35,099
Receivables from investments maturities
301,000
125,000
Principal, interest and escrow servicing advances
50,881
41,916
Guaranteed mortgage loan claims receivable
44,836
59,659
Operating ROU assets (Note 28)
117,879
125,573
Finance ROU assets (Note 28)
17,917
18,884
Others
137,989
104,125
Total other assets $
2,032,565
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

Gross Carrying Accumulated
Net
Carrying
(In thousands) Amount Amortization Value
September 30, 2023
Software development costs $
69,318
$
24,920
$
44,398
Software license costs
47,747
25,006
22,741
Cloud computing arrangements
22,771
10,517
12,254
Total Capitalized

software costs [1] [2]
$
139,836
$
60,443
$
79,393
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
Quarters ended September 30, Nine months ended September 30,
(In thousands) 2023 2022 2023 2022
Software development and license costs $
16,820
$
14,589
$
47,962
$
39,357
Cloud computing arrangements
923
983
2,685
3,010
Total amortization

expense
$
17,743
$
15,572
$
50,647
$
42,367

Note 14 – Goodwill and other intangible assets
The changes in

the carrying amount

of goodwill for

the nine months

ended September 30, 2023

and 2022, allocated

by reportable
segments, were as follows (refer to Note 33 for

the definition of the Corporation’s reportable segments):

September 30, 2023
Balance at

Goodwill on Goodwill Balance at
(In thousands) January 1, 2023

acquisition

impairment September 30, 2023
Banco Popular de Puerto Rico $
436,383
$
-
$
-
$
436,383
Popular U.S.
391,045
-
(23,000)
368,045
Total Popular,

Inc.

$
827,428
$
-
$
(23,000)
$
804,428
September 30, 2022
Balance at

Goodwill on Goodwill Balance at
(In thousands) January 1, 2022

acquisition

impairment September 30, 2022
Banco Popular de Puerto Rico $
320,248
$
116,135
$
-
$
436,383
Popular U.S.
400,045
-
(9,000)
391,045
Total Popular,

Inc.

$
720,293
$
116,135
$
(9,000)
$
827,428
The goodwill recognized during the quarter

ended September 30, 2022 in the

reportable segment of Banco Popular de Puerto

Rico
of $
116.1

million was related to

the Evertec Transactions,

as defined in Note 23

to the Consolidated Financial Statements

included
in this Form 10-Q.

During the third quarter

of 2023, the Corporation recorded

an impairment of

$
23

million as a result

of its annual
goodwill impairment test

related to its

U.S. based equipment

leasing subsidiary,

Popular Equipment Finance

(“PEF”),

due to lower
forecasted cash flows

and an increase

in the rate

used to discount

cash flows.

During 2022 the

Corporation recognized a

goodwill
impairment of $
9

million related to

Popular Equipment Finance

(“PEF”) , as

a result of

a decrease in

the projected earnings

of this
business unit.
Other Intangible Assets
The following table reflects the components of

other intangible assets subject to amortization:
Gross Carrying Accumulated
Net
Carrying
(In thousands) Amount Amortization Value
September 30, 2023
Core deposits $
12,810
$
10,995
$
1,815
Other customer relationships
14,286
6,302
7,984
Total other intangible

assets
$
27,096
$
17,297
$
9,799
December 31, 2022
Core deposits $
12,810
$
10,034
$
2,776
Other customer relationships
14,286
4,878
9,408
Total other intangible

assets
$
27,096
$
14,912
$
12,184
During the

quarter ended

September 30,

2023, the

Corporation recognized

$
0.8

million in

amortization expense

related to

other
intangible assets with definite useful lives (September 30, 2022 - $
0.8

million). During the nine months ended September 30, 2023,
the Corporation

recognized $
2.4

million in

amortization related to

other intangible assets

with definite useful

lives (September 30,
2022 - $
2.5

million).

The following

table presents

the estimated

amortization of

the intangible

assets with

definite useful

lives for

each of

the following
periods:
(In thousands)
Remaining 2023 $
794
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
The Corporation

performed the

annual goodwill

impairment evaluation

for the

entire organization

during the

third quarter

of 2023
using July 31, 2023 as the annual evaluation date. The reporting units utilized for this evaluation were those that are one level below the business segments,

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

of
equity used to

discount the cash flows

was calculated using the

Ibbotson Build-Up Method and

ranged from
12.30
% to
16.96
% for
the 2023 analysis. The Ibbotson Build-Up Method

builds up a cost of equity

starting with the rate of

return of a “risk-free” asset (20-
year U.S. Treasury

note) and adds

to it additional

risk elements such as

equity risk premium, size

premium, industry risk

premium,
and a

specific geographic risk

premium (as applicable).

The resulting discount

rates were

analyzed in terms

of reasonability given
the current market conditions.
The results of the BPPR annual goodwill impairment test as of July 31, 2023 indicated that the average estimated fair value using all
valuation methodologies exceeded BPPR’s equity value by approximately $
3.7

billion or
468
% compared to $
3.1

billion or
245
%, for
the annual

goodwill impairment test

completed as

of July

31, 2022. PB’s

annual goodwill impairment

test results

as of

such dates
indicated that the average estimated fair value using all valuation methodologies exceeded PB’s equity value by approximately $
129
million or
8
%, compared to $
670

million or
41
%, for the annual goodwill impairment test completed as of July 31, 2022. Accordingly, no impairment was recognized for BPPR or PB. The goodwill balance of BPPR and PB, as legal entities, represented approximately
93
% of the Corporation’s total goodwill balance as of

the July 31, 2023 valuation date.
An

impairment of

$
23

million was

recognized by

the Corporation

from the

annual test

as of

July 31,

2023 related

to PEF

due to
lower forecasted

cash flows

and an

increase in

the rate

used to

discount cash

flows.

During 2022

the Corporation

recognized a
goodwill impairment of $
9

million related to PEF,

as a result of

a decrease in the

projected earnings of this

business unit. The PEF
goodwill balance as of September 30, 2023 amounted

to $
17

million (December 31, 2022 - $
40

million).
Furthermore,

as

part

of

the

analyses,

management

performed

a

reconciliation

of

the

aggregate

fair

values

determined

for

the
reporting units to the market capitalization of the Corporation concluding that the fair value results determined for the reporting units
in the July 31, 2023 annual assessment were reasonable.
The goodwill

impairment evaluation

process requires

the Corporation

to

make estimates

and assumptions

with regard

to the

fair
value

of

the

reporting

units.

Actual

values

may

differ

significantly

from

these

estimates.

Such

differences

could

result

in

future
impairment of goodwill that would, in turn, negatively

impact the Corporation’s results of operations and the

reporting units where the
goodwill is recorded. Particularly for reporting units with recognized impairments or where the estimated fair value approximates the
equity value,

future decreases

in fair

value estimates

could result

in additional

impairment charges.

Additionally,

declines in

the
Corporation’s

market

capitalization and

adverse economic

conditions

sustained

over

a

longer

period of

time

negatively

affecting
forecasted earnings could increase the risk of goodwill

impairment in the future.

A decline in

the Corporation’s stock

price related to

global and/or regional macroeconomic

conditions, a deterioration in

the Puerto
Rico

or

the

U.S.

economies,

increases

in

the

rate

to

discount

future

cash

flows,

and

lower

future

earnings

estimates

could,
individually or

in the

aggregate, have a

material impact on

the determination of

the fair value

of our reporting

units, which could

in
turn

result

in

an

impairment of

goodwill in

the

future.

An

impairment of

goodwill would

result

in

a non-cash

expense,

net

of

tax
impact. A charge to earnings related to a goodwill

impairment would not materially impact regulatory

capital calculations.
The following tables present the gross amount

of goodwill and accumulated impairment losses

by reportable segments.

September 30, 2023
Balance at Balance at
September 30, Accumulated September 30,
2023
impairment

2023
(In thousands)

(gross amounts)
losses

(net amounts)
Banco Popular de Puerto Rico $
440,184
$
3,801
$
436,383
Popular U.S.
564,456
196,411
368,045
Total Popular,

Inc.

$
1,004,640
$
200,212
$
804,428
December 31, 2022

Balance at

Balance at

December 31, Accumulated December 31,
2022
impairment

2022
(In thousands)

(gross amounts)
losses

(net amounts)
Banco Popular de Puerto Rico $
440,184
$
3,801
$
436,383
Popular U.S.
564,456
173,411
391,045
Total Popular,

Inc.

$
1,004,640
$
177,212
$
827,428

Note 15 – Deposits
Total deposits as of the end of the periods presented consisted of:
(In thousands) September 30, 2023 December 31, 2022
Savings accounts $
15,305,838
$
14,746,329
NOW, money market and other interest

bearing demand deposits
24,622,430
23,738,940
Total savings, NOW,

money market and other interest bearing demand

deposits
39,928,268
38,485,269
Certificates of deposit:
Under $250,000
5,263,696
4,235,651
$250,000 and over
2,944,262
2,545,750

Total certificates

of deposit
8,207,958
6,781,401
Total interest bearing

deposits
$
48,136,226
$
45,266,670
Non- interest bearing deposits $
15,201,374
$
15,960,557
Total deposits $
63,337,600
$
61,227,227
A summary of certificates of deposits by maturity at

September 30, 2023 follows:

(In thousands)
2023 $
2,635,150
2024
2,819,295
2025
975,844
2026
752,202
2027
406,993
2028 and thereafter
618,474
Total certificates of

deposit
$
8,207,958
At September 30, 2023, the Corporation had brokered

deposits amounting to $
1.7

billion (December 31, 2022 - $
1.1

billion).
The aggregate amount

of overdrafts in

demand deposit accounts that

were reclassified to loans

was $
3.5

million at September

30,
2023 (December 31, 2022 - $
6.3

million).
At September 30, 2023, Puerto Rico public sector deposits amounted to $
17.8

billion. Puerto Rico public sector deposits are interest
bearing

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
Assets sold under agreements to repurchase amounted

to $
93

million at September 30, 2023 and $
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
September 30, 2023 December 31, 2022
Repurchase Repurchase
(In thousands)

liability

liability
U.S. Treasury securities
Within 30 days
$
12,736
$
410
After 30 to 90 days
13,199
30,739
After 90 days
18,180
17,521
Total U.S. Treasury

securities
44,115
48,670
Mortgage-backed securities

Within 30 days
28,211
98,984

After 30 to 90 days
-
791

After 90 days
20,499
-
Total mortgage-backed

securities
48,710
99,775
Collateralized mortgage obligations

Within 30 days
246
164
Total collateralized

mortgage obligations
246
164
Total
$
93,071
$
148,609
Repurchase agreements in this portfolio

are generally short-term, often overnight.

As such our risk

is very limited.

We manage the
liquidity risks arising from secured

funding by sourcing funding globally from

a diverse group of counterparties, providing

a range of
securities collateral and pursuing longer durations,

when appropriate.
Other short-term borrowings
There were
no

other short-term

borrowings outstanding

at September

30, 2023,

compared to

$
365

million in

FHLB Advances

at
December 31, 2022.

Notes Payable
The following table presents the composition of notes

payable at September 30, 2023 and December

31, 2022.
(In thousands) September 30, 2023 December 31, 2022
Advances with the FHLB with maturities ranging from
2023

through
2029

paying interest at
monthly
fixed rates ranging from
0.39
% to
4.17
%
$
412,632
$
389,282
Unsecured senior debt securities

maturing on
2028

paying interest
semiannually

at a fixed rate of
7.25
%, net of debt issuance costs of $
6,322
[1]
393,678
299,109
Junior subordinated deferrable interest debentures (related to trust preferred securities) maturing on
2034

with fixed interest rates ranging from
6.125
% to
6.564
%, net of debt issuance costs of $
295
198,339
198,319
Total notes payable $
1,004,649
$
886,710
Note: Refer to the 2022 Form 10-K for rates information

at December 31, 2022.
[1] On March 13, 2023, the Corporation issued $
400

million aggregate principal amount of
7.25
% Senior Notes due
2028

(the “2028 Notes”) in an
underwritten public offering. The Corporation used a

portion of the net proceeds of the 2028 Notes offering

to redeem, on August 14, 2023, the
outstanding $
300

million aggregate principal amount of its
6.125
% Senior Notes which were due on September
2023
. The redemption price was
equal to
100
% of the principal amount plus accrued and unpaid

interest through the redemption date.
A breakdown of borrowings by contractual maturities

at September 30, 2023 is included in the table

below.

Assets sold under

(In thousands)
agreements to
repurchase
Notes payable Total
2023 $
54,393
$
22,261
$
76,654
2024
38,678
91,943
130,621
2025
-
139,920
139,920
2026
-
74,500
74,500
Later years
-
676,025
676,025
Total borrowings $
93,071
$
1,004,649
$
1,097,720
At

September

30,

2023

and

December 31,

2022,

the

Corporation had

FHLB

borrowing facilities

whereby the

Corporation could
borrow up to

$
4.4

billion and $
3.3

billion, respectively,

of which $
0.4

billion and $
0.8

billion, respectively,

were used. In

addition, at
September 30, 2023 and December 31,

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

$
4.6

billion (December 31,

2022 -

$
1.4

billion), which remained

unused at

September 30, 2023

and December
31, 2022.

The facility is a collateralized source of credit

that is highly reliable even under difficult market

conditions.

Note 17 − Other liabilities
The caption of other liabilities in the consolidated

statements of financial condition consists of the following

major categories:
(In thousands) September 30, 2023 December 31, 2022
Accrued expenses $
266,300
$
337,284
Accrued interest payable
47,297
39,288
Accounts payable
84,501
76,456
Dividends payable
39,793
39,525
Trades payable
14,761
9,461
Liability for GNMA loans sold with an option to repurchase
8,298
14,271
Reserves for loan indemnifications
6,941
7,520
Reserve for operational losses
28,723
39,266
Operating lease liabilities (Note 28)
129,023
137,290
Finance lease liabilities (Note 28)
23,180
24,737
Pension benefit obligation
6,050
8,290
Postretirement benefit obligation
118,121
118,336
Others
71,020
65,222
Total other liabilities $
844,008
$
916,946

Note 18 – Stockholders’ equity

As

of

September

30,

2023,

stockholders’

equity

totaled

$
4.5

billion.

During

the

nine

months

ended

September

30,

2023,

the
Corporation declared cash dividends of $
1.65

(2022 - $
1.65
) per common share amounting to $
118.9

million (2022 - $
124.2

million).
The quarterly dividend declared to stockholders of record as of the close of business on
September 8, 2023

was paid on
October 2,
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
ended September 30, 2023 and 2022.
Changes in Accumulated Other Comprehensive Loss

by Component [1]
Quarters ended Nine months ended
September 30, September 30,
(In thousands) 2023 2022 2023 2022
Foreign currency translation Beginning Balance $
(55,979)
$
(64,167)
$
(56,735)
$
(67,307)
Other comprehensive (loss) income
(976)
7,206
(220)
10,346
Net change
(976)
7,206
(220)
10,346
Ending balance $
(56,955)
$
(56,961)
$
(56,955)
$
(56,961)
Adjustment of pension and
postretirement benefit plans Beginning Balance $
(138,319)
$
(152,837)
$
(144,335)
$
(158,994)
Other comprehensive income before reclassifications
-
-
-
1,269
Amounts reclassified from accumulated other
comprehensive loss for amortization of net losses
3,009
2,444
9,025
7,332
Net change
3,009
2,444
9,025
8,601
Ending balance $
(135,310)
$
(150,393)
$
(135,310)
$
(150,393)
Unrealized net holding losses
on debt securities Beginning Balance $
(2,134,137)
$
(1,735,370)
$
(2,323,903)
$
(96,120)
Other comprehensive loss
(242,567)
(781,898)
(120,756)
(2,421,148)
Amounts reclassified from accumulated other
comprehensive loss for amortization of net unrealized
losses of debt securities transferred from available-for-
sale to held-to-maturity
35,027
-
102,982
-
Net change
(207,540)
(781,898)
(17,774)
(2,421,148)
Ending balance $
(2,341,677)
$
(2,517,268)
$
(2,341,677)
$
(2,517,268)
Unrealized net (losses) gains
on cash flow hedges Beginning Balance $
-
$
(642)
$
45
$
(2,648)
Other comprehensive (loss) income before
reclassifications
-
415
(19)
3,222
Amounts reclassified from accumulated other
comprehensive income (loss)
-
518
(26)
(283)
Net change
-
933
(45)
2,939
Ending balance $
-
$
291
$
-
$
291
Total

$
(2,533,942)
$
(2,724,331)
$
(2,533,942)
$
(2,724,331)
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
(4,814)
$
(3,911)
$
(14,440)
$
(11,733)
Total before tax
(4,814)
(3,911)
(14,440)
(11,733)
Income tax benefit
1,805
1,467
5,415
4,401
Total net of tax $
(3,009)
$
(2,444)
$
(9,025)
$
(7,332)
Unrealized net holding losses on debt securities
Amortization of unrealized net losses of debt
securities transferred to held-to-maturity Interest income from investment securities $
(43,783)
$
-
$
(128,726)
$
-
Total before tax
(43,783)
-
(128,726)
-
Income tax expense
8,756
-
25,744
-
Total net of tax $
(35,027)
$
-
$
(102,982)
$
-
Unrealized net (losses) gains on cash flow hedges
Forward contracts Mortgage banking activities $
-
$
(609)
$
41
$
1,249
Interest rate swaps Other operating income
-
(219)
-
(498)
Total before tax
-
(828)
41
751
Income tax benefit
-
310
(15)
(468)
Total net of tax $
-
$
(518)
$
26
$
283
Total reclassification

adjustments, net of tax
$
(38,036)
$
(2,962)
$
(111,981)
$
(7,049)

Note 20 – Guarantees
At September 30,

2023, the Corporation

recorded a liability

of $
1

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

that serve as

collateral for the

mortgage-backed securities. The Corporation
has not sold any mortgage loans subject to credit recourse since 2009. At September 30, 2023,

the Corporation serviced $
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

30, 2023,
the Corporation repurchased

approximately $
0.4

million and $
2

million, respectively,

of unpaid principal

balance in mortgage

loans
subject

to

the

credit

recourse

provisions

(September

30,

2022
- $
1

million

and

$
6

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
6

million (December 31, 2022 - $
7

million).
The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and nine months

ended September 30, 2023 and 2022.

Quarters ended September 30, Nine months ended September 30,
(In thousands) 2023 2022 2023 2022
Balance as of beginning of period $
6,223
$
9,095
$
6,897
$
11,800
Provision (benefit) for recourse liability
228
(1,718)
52
(2,067)
Net charge-offs
(54)
(184)
(552)
(2,540)
Balance as of end of period $
6,397
$
7,193
$
6,397
$
7,193
From time

to

time, the

Corporation sells

loans and

agrees to

indemnify the

purchaser for

credit

losses or

any

breach of

certain
representations and warranties

made in

connection with

the sale.

The loan

repurchase activity under

these indemnity

agreements
for

the

quarter

and

nine

months ended

September

30,

2023

as

well

as

the

liability

for

estimated

losses

at

period

end

was

not
considered material for the Corporation.
Servicing agreements

relating to

the mortgage-backed

securities programs

of FNMA,

FHLMC and

GNMA, and

to mortgage

loans
sold or serviced to certain other investors, including FHLMC,

require the Corporation to advance funds to

make scheduled payments
of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2023, the
Corporation serviced

$
10.1

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
51

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

September 30,

2023 and

December 31,

2022. In

addition, at
September 30,

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
Financial instruments with

off-balance sheet credit

risk, whose contract

amounts represent potential credit

risk as of

the end of

the
periods presented were as follows:
(In thousands) September 30, 2023 December 31, 2022
Commitments to extend credit:
Credit card lines $
5,720,469
$
5,853,990
Commercial and construction lines of credit
4,374,553
4,425,825
Other consumer unused credit commitments

250,571
250,271
Commercial letters of credit
3,083
3,351
Standby letters of credit
53,089
27,868
Commitments to originate or fund mortgage loans
25,104
45,170
At

September 30,

2023

and

December 31,

2022, the

Corporation maintained

a

reserve of

approximately $
13.3

million

and

$
8.8
million, respectively, for potential losses associated with unfunded loan commitments related to commercial and construction lines of
credit.
Other commitments
At September 30,

2023 and December

31, 2022, the

Corporation also maintained

other non-credit commitments

for approximately
$
3.3

million and $
4.8

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

to the Consolidated
Financial Statements.

Puerto

Rico

has

faced

significant

fiscal

and

economic

challenges

for

over

a

decade.

In

response

to

such

challenges,

the

U.S.
Congress enacted the

Puerto Rico Oversight

Management and Economic Stability

Act (“PROMESA”) in

2016, which, among

other
things,

established

the

Oversight

Board

and

a

framework

for

the

restructuring

of

the

debts

of

the

Commonwealth,

its
instrumentalities and

municipalities.

The

Commonwealth and

several

of

its

instrumentalities have

commenced

debt

restructuring
proceedings under

PROMESA. As

of the

date of

this report,

while municipalities

have been

designated as

covered entities

under
PROMESA,

no

municipality

has

commenced,

or

has

been

authorized

by

the

Oversight

Board

to

commence,

any

such

debt
restructuring proceeding under PROMESA.
At September 30, 2023, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled $
362

million, of which

$
333

million were outstanding

($
374

million and $
327

million at December

31, 2022). Of

the amount
outstanding,

$
314

million

consists

of

loans

and

$
19

million

are

securities

($
302

million

and

$
25

million

at

December 31,

2022).
Substantially all

of the

amount outstanding

at September

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

2023,
76
%

of

the

Corporation’s

exposure

to

municipal

loans

and
securities was concentrated in the municipalities of

San Juan, Guaynabo, Carolina and Caguas.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government
according to their maturities as of September 30, 2023:
(In thousands)
Investment
Portfolio Loans Total Outstanding Total Exposure
Central Government
After 1 to 5 years
$
10
$
-
$
10
$
10
After 5 to 10 years
1
-
1
1
After 10 years
29
-
29
29
Total Central

Government
40
-
40
40
Municipalities
Within 1 year
4,820
13,217
18,037
43,037
After 1 to 5 years
13,155
141,519
154,674
158,674
After 5 to 10 years
845
112,169
113,014
113,014
After 10 years
-
46,823
46,823
46,823
Total Municipalities
18,820
313,728
332,548
361,548
Total Direct Government

Exposure
$
18,860
$
313,728
$
332,588
$
361,588
In

addition,

at

September

30,

2023,

the

Corporation

had

$
242

million

in

loans

insured

or

securities

issued

by

Puerto

Rico
governmental entities

but for

which the

principal source

of repayment

is non-governmental

($
251

million at

December 31,

2022).
These

included

$
195

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
1.7

billion of

residential mortgages,

$
10

million of

Small Business

Administration (“SBA”)

loans under

the Paycheck
Protection Program (“PPP”) and

$
72

million commercial loans were

insured or guaranteed

by the U.S.

Government or its agencies
at September 30, 2023 (compared to $
1.6

billion, $
38

million and $
72

million, respectively, at December 31, 2022). The Corporation also had U.S. Treasury and obligations from the U.S. Government,

its agencies or government sponsored entities

within the portfolio
of available-for-sale and held-to-maturity securities as described in Note 6 and 7 to the Consolidated

Financial Statements.
At September 30, 2023, the

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
201

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
18.4

million as
of

September

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
.

On August 29, 2023, the U.S. Court of Appeals for the First Circuit entered an Order denying Plaintiff’s Petition for Rehearing and/or
Rehearing

en

Banc.

The

formal

mandate

of

the

U.S.

Court

of

Appeals

remanding

the

case

to

the

lower

court

was

issued

on
September 6, 2023. This matter is now closed.
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

The Court scheduled the final approval hearing

for September 8, 2023.
On

September

8,

2023,

the

Court

held

a

hearing

to

consider

the

final

approval

of

the

class

settlement

agreement

and,

on
September 29, 2023, the Court issued an Opinion and Order granting final approval to the settlement agreement. The matter is now closed.
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

POPULAR SECURITIES
Puerto Rico Bonds and Closed-End Investment

Funds
The volatility

in prices

and declines

in value

that Puerto

Rico municipal

bonds and

closed-end investment

companies that

invest
primarily in

Puerto Rico

municipal bonds

experienced following

August 2013

led to

regulatory inquiries,

customer complaints

and
arbitrations for

most broker-dealers

in Puerto

Rico, including

Popular Securities.

Popular Securities

received numerous

customer
complaints since 2013 and, as

of September 30, 2023, remained

named as a respondent in

six (
6
) pending arbitration proceedings
with

initial

claimed

amounts

of

approximately $
5.88

million

in

the

aggregate.

Popular

Securities

and

claimants

in

five

(
5
)

of

the
pending six (
6
) arbitration proceedings, however,

have reached settlements in

principle and agreements related

thereto have been
executed with two (
2
) of such claimants. Popular Securities expects

to complete the execution of the

remaining agreements, and to
resolve the one (
1
) pending unsettled arbitration proceeding ($
1.3

million in claimed amounts) by the end

of the first quarter of 2024.

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

VIEs in
which

it

has

no

other

form

of

continuing

involvement. Refer

to

Note

24

to

the

Consolidated

Financial

Statements

for

additional
information on the debt securities outstanding at September 30, 2023 and December 31, 2022, which are classified as available-for-
sale and

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

The following

table presents

the carrying

amount and

classification of

the assets

related to

the Corporation’s

variable interests

in
non-consolidated VIEs

and the

maximum exposure

to loss

as a

result of

the Corporation’s

involvement as

servicer of

GNMA and
FNMA loans at September 30, 2023 and

December 31, 2022.

(In thousands) September 30, 2023 December 31, 2022
Assets
Servicing assets:
Mortgage servicing rights $
93,884
$
99,614
Total servicing

assets

$
93,884
$
99,614
Other assets:
Servicing advances $
6,419
$
6,157
Total other assets $
6,419
$
6,157
Total assets $
100,303
$
105,771
Maximum exposure to loss $
100,303
$
105,771
The size of

the non-consolidated VIEs,

in which the

Corporation has a

variable interest in

the form

of servicing fees,

measured as
the total unpaid principal balance of the loans,

amounted to $
7.4

billion at September 30, 2023 (December 31, 2022

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
EVERTEC
Until

August

15,

2022,

the

Corporation

had

an

investment

in

Evertec,

Inc.

(“Evertec”)

which

provides

various

processing

and
information

technology services

to

the

Corporation and

its

subsidiaries

and

gave

BPPR

access to

the

ATH

network owned

and
operated

by

Evertec.

This

investment

was

accounted

for

under

the

equity

method.

The

Corporation

recorded

$
1.5

million

in
dividends from its investment in Evertec during

the nine months ended September 30, 2022.
On July

1, 2022,

BPPR completed

the acquisition

of certain

assets from

Evertec Group,

LLC (“Evertec

Group”) to

service certain
BPPR channels, in exchange for shares of Evertec held by BPPR. The transaction was accounted for as a business combination. In connection with this transaction, BPPR also entered into amended and restated service agreements with Evertec Group pursuant to which Evertec

Group continues

to provide

various information

technology and

transaction processing

services to

Popular,

BPPR
and their respective subsidiaries. As part of the transaction, BPPR and

Evertec entered into a revenue sharing structure for BPPR in connection with

its

merchant acquiring

relationship with

Evertec. On

August

15, 2022,

the

Corporation completed

the sale

of

its
remaining shares of common

stock of Evertec,

together with the

aforementioned business acquisition (the

"Evertec Transactions").
As

a

result,

the

Corporation

discontinued

accounting

for

its

proportionate

share

of

Evertec’s

income

(loss)

and

changes

in
stockholder’s

equity under the equity method of accounting in the

third quarter of 2022. In connection with the

Evertec Transactions
and

related

accounting adjustments,

the

Corporation recorded

an aggregate

pre-tax

gain of

$
257.7

million considering

the initial
exchange of Evertec shares as well as the

sale of the remaining shares.
The following

table presents

the Corporation’s

proportionate share

of Evertec’s

income (loss)

and changes

in stockholders’

equity
for the quarter and nine months ended September

30, 2022.
Quarter ended Nine months ended
(In thousands) September 30, 2022 September 30, 2022
Share of income from the investment in Evertec [1] $
257,712
$
269,539
Share of other changes in Evertec's stockholders' equity
-
3,168
Share of Evertec's changes in equity recognized in income $
257,712
$
272,707
[1]

The

Gain

from

Evertec

Transactions

and

related

accounting

adjustments

are

reflected

within

other

operating

income

in

the

accompanying
consolidated financial

statements.

The Corporation

recognized an

additional $
17.3

million as an

operating expense

in connection with

the Evertec
Transactions.
The following table presents

the impact of transactions and

service payments between the Corporation and Evertec

(as an affiliate)
and their impact

on the results of

operations for the nine

months ended September 30,

2022. Items that represent

expenses to the
Corporation are presented with parenthesis.
Nine months ended
(In thousands) September 30, 2022 [1] Category
Interest expense on deposits $
(267)
Interest expense
ATH and credit cards interchange

income from services to Evertec
13,955
Other service fees
Rental income charged to Evertec
3,258
Net occupancy
Processing fees on services provided by Evertec
(128,681)
Professional fees
Other services provided to Evertec
420
Other operating expenses
Total $
(111,315)
[1] Includes activity through June 30, 2022.
Centro Financiero BHD, S.A.

At September

30, 2023,

the Corporation

had a
15.84
% equity

interest in

Centro Financiero BHD,

S.A. (“BHD”),

one of

the largest
banking

and

financial

services

groups

in

the

Dominican

Republic.

During

the

nine

months

ended

September

30,

2023,

the
Corporation recorded

$
38

million

in

equity

pickup

from

its

investment

in

BHD

(September

30,

2022

-

$
28

million),

which

had

a
carrying amount

of $
223.7

million at

September 30,

2023 (December

31, 2022

- $
199.8

million). The

Corporation received

$
14.1
million in cash dividend distributions and

$
2.1

million in stock dividends during the

nine months ended September 30,

2023 from its
investment in BHD (September 30, 2022 - $
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

30,

2023

administrative fees

charged

to

these

investment

companies

amounted

to

$
1.7
million (September 30,

2022 -
1.9

million) and waived

fees amounted to

$
0.7

million (September 30,

2022 - $
0.7

million), for a

net
fee of $
1

million (September 30, 2022 - $
1.2

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
Fair Value on a Recurring and Nonrecurring Basis
The following fair value hierarchy tables

present information about the Corporation’s assets

and liabilities measured at fair value

on
a recurring basis at September 30, 2023 and December

31, 2022:

At September 30, 2023
(In thousands) Level 1 Level 2 Level 3 Measured at NAV Total
RECURRING FAIR VALUE

MEASUREMENTS
Assets

Debt securities available-for-sale:
U.S. Treasury securities $
3,871,643
$
7,458,038
$
-
$
-
$
11,329,681
Collateralized mortgage obligations - federal
agencies
-
138,014
-
-
138,014
Mortgage-backed securities
-
5,660,488
653
-
5,661,141
Other
-
22
1,000
-
1,022
Total debt securities

available-for-sale
$
3,871,643
$
13,256,562
$
1,653
$
-
$
17,129,858
Trading account debt securities, excluding
derivatives:
U.S. Treasury securities $
15,644
$
-
$
-
$
-
$
15,644
Obligations of Puerto Rico, States and political
subdivisions
-
57
-
-
57
Collateralized mortgage obligations
-
42
10
-
52
Mortgage-backed securities
-
14,747
137
-
14,884
Other
-
-
188
-
188
Total trading account

debt securities, excluding
derivatives $
15,644
$
14,846
$
335
$
-
$
30,825
Equity securities $
-
$
35,026
$
-
$
286
$
35,312
Mortgage servicing rights
-
-
119,030
-
119,030
Loans held-for-sale
-
5,239
-
-
5,239
Derivatives

-
23,511
-
-
23,511
Total assets measured

at fair value on a
recurring basis $
3,887,287
$
13,335,184
$
121,018
$
286
$
17,343,775
Liabilities
Derivatives $
-
$
(21,747)
$
-
$
-
$
(21,747)
Total liabilities measured

at fair value on a
recurring basis $
-
$
(21,747)
$
-
$
-
$
(21,747)

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
The

following

table summarizes

the difference

between the

aggregate fair

value

and the

aggregate unpaid

principal

balance

for
mortgage loans held for sale measured at fair value

as of September 30,2023.
(In thousands) September 30, 2023
Aggregate Unpaid
Fair Value Principal Balance Difference
Loans held for sale $
5,239
$
5,364
$
(125)
No

loans held for sell were 90 or more days past

due or on nonaccrual status as of September 30,2023.
During the quarter and nine months ended September 30,2023, the Corporation recognized an unrealized gain of $
23

thousand and
an unrealized loss of $
104

thousand, respectively, for changes in the fair value of mortgage loans held for sale for which we elected
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
Nine months ended September 30, 2023
(In thousands) Level 1 Level 2 Level 3 Total
NONRECURRING FAIR VALUE

MEASUREMENTS
Assets

Write-downs
Loans [1] $
-
$
-
$
9,113
$
9,113
$
(3,087)
Other real estate owned [2]
-
-
5,457
5,457
(1,012)
Other foreclosed assets [2]
-
-
44
44
(14)
Total assets measured

at fair value on a nonrecurring basis
$
-
$
-
$
14,614
$
14,614
$
(4,113)
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
-
$
-
$
9,933
$
9,933
$
(9,580)
Loans held-for-sale [2]
-
-
8,080
8,080
(224)
Other real estate owned
[3]
-
-
3,067
3,067
(940)
Other foreclosed assets [3]
-
-
30
30
(1)
Long-lived assets held-for-sale [4]
-
-
686
686
(688)
Total assets measured

at fair value on a nonrecurring basis
$
-
$
-
$
21,796
$
21,796
$
(11,433)
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

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2023 and

2022.
Quarter ended September 30, 2023
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
$
121,249
$
123,314
Gains (losses) included in earnings
-
-
-
-
(3)
(2,793)
(2,796)
Gains (losses) included in OCI
(2)
-
-
-
-
-
(2)
Additions
-
-
-
-
-
574
574
Settlements
-
-
(46)
(26)
-
-
(72)
Balance at September 30, 2023 $
653
$
1,000
$
10
$
137
$
188
$
119,030
$
121,018
Changes in unrealized gains (losses) included
in earnings relating to assets still held at
September 30, 2023 $
-
$
-
$
-
$
-
$
4
$
(381)
$
(377)
Nine months ended September 30, 2023
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
-
-
-
(2)
(19)
(10,386)
(10,407)
Gains (losses) included in OCI
(8)
-
-
-
-
-
(8)
Additions
-
-
4
-
-
1,814
1,818
Sales
-
-
-
-
-
(1,269)
(1,269)
Settlements
(50)
-
(107)
(76)
-
521
288
Balance at September 30, 2023 $
653
$
1,000
$
10
137
$
188
$
119,030
$
121,018
Changes in unrealized gains (losses) included
in earnings relating to assets still held at
September 30, 2023 $
-
$
-
$
-
$
(1)
$
22
$
(1,828)
$
(1,807)

Quarter ended September 30, 2022
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
(9,241)
$
(9,241)
Gains (losses) included in earnings
-
-
(1)
(9)
(499)
(509)
9,241
9,241
Gains (losses) included in OCI
(18)
-
-
-
-
(18)
-
-
Additions
-
500
3
-
1,163
1,666
-
-
Settlements
(50)
-
(19)
-
-
(69)
-
-
Balance at September 30, 2022 $
711
$
1,000
$
135
$
255
$
130,541
$
132,642
$
-
$
-
Changes in unrealized gains
(losses) included in earnings
relating to assets still held at
September 30, 2022 $
-
$
-
$
(1)
$
7
$
1,984
$
1,990
$
-
$
-
Nine months ended September 30, 2022
MBS Other Other
classified securities CMOs securities
as debt classified as classified classified
securities debt securities as trading as trading Mortgage
available- available- account debt account debt servicing Total Contingent Total
(In thousands) for-sale for-sale securities securities rights assets consideration liabilities
Balance at January 1,

2022
$
826
$
-
$
198
$
280
$
121,570
$
122,874
$
(9,241)
$
(9,241)
Gains (losses) included in earnings
-
-
(2)
(25)
2,776
2,749
9,241
9,241
Gains (losses) included in OCI
(15)
-
-
-
-
(15)
-
-
Additions
-
1,000
5
-
6,195
7,200
-
-
Settlements
(100)
-
(66)
-
-
(166)
-
-
Balance at September 30, 2022 $
711
$
1,000
$
135
$
255
$
130,541
$
132,642
$
-
$
-
Changes in unrealized gains
(losses) included in earnings
relating to assets still held at
September 30, 2022 $
-
$
-
$
(2)
$
14
$
11,556
$
11,568
$
-
$
-

Gains and losses

(realized and unrealized)

included in earnings

for the

quarters

and nine months

ended September 30,

2023 and
2022 for

Level 3

assets and

liabilities included

in the

previous tables

are reported

in the

consolidated statement

of operations

as
follows:
Quarter ended September 30, 2023 Nine months ended September 30, 2023
Changes in unrealized Changes in unrealized
Total gains gains (losses) relating to Total gains gains (losses) relating to
(losses) included assets still held at (losses) included assets still held at
(In thousands) in earnings reporting date in earnings reporting date
Mortgage banking activities $
(2,793)
$
(381)
$
(10,386)
$
(1,828)
Trading account profit (loss)
(3)
4
(21)
21
Total

$
(2,796)
$
(377)
$
(10,407)
$
(1,807)
Quarter ended September 30, 2022 Nine months ended September 30, 2022
Changes in unrealized Changes in unrealized
Total gains gains (losses) relating to Total gains gains (losses) relating to
(losses) included assets still held at (losses) included assets still held at
(In thousands) in earnings reporting date in earnings reporting date
Mortgage banking activities $
(499)
$
1,984
$
2,776
$
11,556
Trading account profit (loss)
(10)
6
(27)
12
Other operating income
9,241
-
9,241
-
Total

$
8,732
$
1,990
$
11,990
$
11,568

The following

tables include

quantitative information

about significant

unobservable inputs

used to

derive the

fair value

of Level

3
instruments, excluding those instruments

for which the

unobservable inputs were not

developed by the

Corporation such as

prices
of prior transactions and/or unadjusted third-party pricing

sources at September 30, 2023 and 2022.
Fair value at

September 30,
(In thousands) 2023 Valuation technique Unobservable inputs Weighted average (range) [1]
CMO's - trading $
10
Discounted cash flow model Weighted average life
0.2

years (
0.2

-
0.3

years)
Yield
4.9
%
Prepayment speed
7.3
%
Other - trading $
188
Discounted cash flow model Weighted average life
2.5

years
Yield
12.0%
Prepayment speed
10.8%
Loans held-in-portfolio $
9,044
[2]
External appraisal Haircut applied on
external appraisals
7.2
% (
5.0
% -
10.0
%)
Other real estate owned $
325
[3]
External appraisal Haircut applied on
external appraisals
35
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
135
Discounted cash flow model Weighted average life
0.5

years (
0.2

-
0.7

years)
Yield
4.9
% (
4.9
% -
5.4
%)
Prepayment speed
10.7
% (
10.1
% -
18.5
%)
Other - trading $
255
Discounted cash flow model Weighted average life
2.9

years
Yield
12.0%
Prepayment speed
10.8%
Loans held-in-portfolio $
4,473
[2]
External appraisal Haircut applied on
external appraisals
16.1
% (
5
.0% -
25
.0%)
Other real estate owned $
289
[3]
External appraisal Haircut applied on
external appraisals
27
% (
5
.0% -
35
.0%)
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

September 30, 2023
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Assets:
Cash and due from banks $
535,335
$
535,335
$
-
$
-
$
-
$
535,335
Money market investments
6,389,437
6,383,534
5,903
-
-
6,389,437
Trading account debt securities, excluding

derivatives
[1]
30,825
15,644
14,846
335
-
30,825
Debt securities available-for-sale
[1]
17,129,858
3,871,643
13,256,562
1,653
-
17,129,858
Debt securities held-to-maturity:
U.S. Treasury securities $
8,228,758
$
-
$
7,999,065
$
-
$
-
$
7,999,065
Obligations of Puerto Rico, States and political
subdivisions
59,745
-
6,866
51,865
-
58,731
Collateralized mortgage obligation-federal agency
1,562
-
1,296
15
-
1,311
Securities in wholly owned statutory business trusts
5,960
-
5,960
-
-
5,960
Total debt securities

held-to-maturity
$
8,296,025
$
-
$
8,013,187
$
51,880
$
-
$
8,065,067
Equity securities:
FHLB stock $
50,358
$
-
$
50,358
$
-
$
-
$
50,358
FRB stock
99,064
-
99,064
-
-
99,064
Other investments
41,266
-
35,026
6,871
286
42,183
Total equity securities $
190,688
$
-
$
184,448
$
6,871
$
286
$
191,605
Loans held-for-sale $
5,239
$
-
$
5,239
$
-
$
-
$
5,239
Loans held-in-portfolio
33,318,245
-
-
31,646,073
-
31,646,073
Mortgage servicing rights
119,030
-
-
119,030
-
119,030
Derivatives
23,511
-
23,511
-
-
23,511
September 30, 2023
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Liabilities:
Deposits:
Demand deposits $
55,129,643
$
-
$
55,129,643
$
-
$
-
$
55,129,643
Time deposits
8,207,957
-
7,835,985
-
-
7,835,985
Total deposits $
63,337,600
$
-
$
62,965,628
$
-
$
-
$
62,965,628
Assets sold under agreements to repurchase $
93,071
$
-
$
93,050
$
-
$
-
$
93,050
Notes payable:
FHLB advances $
412,632
$
-
$
388,483
$
-
$
-
$
388,483
Unsecured senior debt securities
393,678
-
402,324
-
-
402,324
Junior subordinated deferrable interest debentures
(related to trust preferred securities)
198,339
-
180,183
-
-
180,183
Total notes payable $
1,004,649
$
-
$
970,990
$
-
$
-
$
970,990
Derivatives $
21,747
$
-
$
21,747
$
-
$
-
$
21,747
[1]
Refer to Note 24 to the Consolidated Financial Statements

for the fair value by class of financial asset and its hierarchy level.

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

30, 2023

and December

31, 2022

is $
10.3

billion and

$
10.5
billion, respectively,

and represents

the unused

portion of

credit facilities

granted to

customers. The

notional amount

of letters

of
credit at

September 30,

2023 and

December 31,

2022 is

$
56

million and

$
31

million, respectively,

and represents

the contractual
amount that

is required

to be

paid in

the event

of nonperformance.

The fair

value of

commitments to

extend credit

and letters

of
credit, which are based on the fees charged to

enter into those agreements, are not material

to Popular’s financial statements.

Note 26 – Net income per common share
The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and nine months ended September 30, 2023 and 2022:
Quarters ended September 30, Nine months ended September 30,
(In thousands, except per share information) 2023 2022 2023 2022
Net income $
136,609
$
422,395
$
446,748
$
845,502
Preferred stock dividends
(353)
(353)
(1,059)
(1,059)
Net income applicable to common stock $
136,256
$
422,042
$
445,689
$
844,443
Average common shares outstanding
71,794,934
73,955,184
71,676,630
76,173,783
Average potential dilutive common shares

23,168
102,148
59,884
130,436
Average common shares outstanding - assuming dilution
71,818,102
74,057,332
71,736,514
76,304,219
Basic EPS $
1.90
$
5.71
$
6.22
$
11.09
Diluted EPS $
1.90
$
5.70
$
6.21
$
11.07
For the quarters

and nine months

ended September 30,

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

2023 and 2022
.
Quarter ended September 30, Nine months ended September 30,
(In thousands) 2023 2023
BPPR Popular U.S. BPPR Popular U.S.
Service charges on deposit accounts $
34,740
$
2,578
$
102,145
$
7,632
Other service fees:
Debit card fees
13,364
213
39,689
654
Insurance fees, excluding reinsurance
11,487
1,535
34,437
4,130
Credit card fees, excluding late fees and membership

fees
36,362
340
110,928
1,255
Sale and administration of investment products
6,820
-
19,454
-
Trust fees
6,540
-
19,304
-
Total revenue from

contracts with customers [1]
$
109,313
$
4,666
$
325,957
$
13,671
[1] The amounts include intersegment transactions of $
1.2

million and $
5

million, respectively, for the

quarter and nine months ended September 30,
2023.
Quarter ended September 30, Nine months ended September 30,
(In thousands) 2022 2022
BPPR Popular U.S. BPPR Popular U.S.
Service charges on deposit accounts $
37,047
$
2,959
$
114,025
$
8,503
Other service fees:
Debit card fees
11,912
221
36,134
660
Insurance fees, excluding reinsurance
9,985
1,210
30,005
3,906
Credit card fees, excluding late fees and membership

fees
34,369
313
99,376
948
Sale and administration of investment products
5,952
-
17,760
-
Trust

fees
5,680
-
18,187
-
Total revenue from

contracts with customers [1]
$
104,945
$
4,703
$
315,487
$
14,017
[1] The amounts include intersegment transactions of $(
0.6
) million and $
4.4

million, respectively, for the quarter

and nine months ended September
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
31.30
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
September 30, 2023
(In thousands)
Remaining
2023 2024 2025 2026 2027
Later
Years
Total Lease
Payments
Less:
Imputed
Interest Total
Operating Leases $
7,690
$
30,084
$
27,214
$
18,806
$
13,571
$
50,056
$
147,421
$
(18,398)
$
129,023
Finance Leases
2,061
3,991
4,084
3,839
2,468
9,346
25,789
(2,609)
23,180
The following table presents the lease cost recognized

by the Corporation in the Consolidated

Statements of Operations as follows:
Quarters ended September 30, Nine months ended September 30,
(In thousands) 2023 2022 2023 2022
Finance lease cost:
Amortization of ROU assets $
1,071
$
643
$
2,966
$
2,088
Interest on lease liabilities
219
261
749
848
Operating lease cost
7,924
7,498
23,578
22,785
Short-term lease cost
101
231
322
399
Variable lease cost
49
33
150
86
Sublease income
(20)
(9)
(46)
(28)
Total lease cost
[1]
$
9,344
$
8,657
$
27,719
$
26,178
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
Operating cash flows from operating leases $
23,218
$
22,389
Operating cash flows from finance leases
749
848
Financing cash flows from finance leases
3,557
2,363
ROU assets obtained in exchange for new lease obligations:
Operating leases $
4,864
$
1,937
Finance leases
1,796
556
Weighted-average remaining lease term:
Operating leases
7.3
years
7.4
years
Finance leases
7.8
years
8.4
years
Weighted-average discount rate:
Operating leases
3.2
%
2.8
%
Finance leases
3.8
%
4.3
%
As

of

September

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
Pension Plans OPEB Plan
Quarter ended September 30, Quarter ended September 30,
(In thousands) 2023 2022 2023 2022
Personnel Cost:

Service cost
$
-
$
-
$
48
$
121
Other operating expenses:

Interest cost
7,886
4,800
1,520
983

Expected return on plan assets
(8,591)
(8,847)
-
-

Amortization of prior service cost/(credit)
-
-
-
-

Amortization of net loss
5,367
3,911
(553)
-
Total net periodic

pension cost

$
4,662
$
(136)
$
1,015
$
1,104
Pension Plans OPEB Plan
Nine months ended September 30, Nine months ended September 30,
(In thousands) 2023 2022 2023 2022
Personnel Cost:

Service cost
$
-
$
-
$
143
$
364
Other operating expenses:

Interest cost
23,661
14,399
4,561
2,948

Expected return on plan assets
(25,774)
(26,541)
-
-

Amortization prior service cost/(credit)
-
-
-
-

Amortization of net loss
16,099
11,733
(1,659)
-
Total net periodic

pension cost
$
13,986
$
(409)
$
3,045
$
3,312
The Corporation paid the following contributions to the plans for the nine months ended September 30, 2023 and expects to pay the following contributions for the year ending December

31, 2023.
For the nine months ended For the year ending
(In thousands) September 30, 2023 December 31, 2023
Pension Plans $
171
$
228
OPEB Plan $
4,896
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
The

following

table

summarizes

the

restricted

stock

and

performance

shares

activity

under

the

Incentive

Plan

for

members

of
management.

(Not in thousands) Shares
Weighted-Average
Grant Date Fair
Value
Non-vested at December 31, 2021
321,883
$
47.98
Granted
194,791
84.29
Performance Shares Quantity Adjustment
6,947
78.02
Vested

(240,033)
66.11
Forfeited
(1,625)
78.86
Non-vested at December 31, 2022
281,963
$
56.50
Granted
251,658
66.79
Performance Shares Quantity Adjustment
16,374
76.07
Vested

(232,717)
66.38
Forfeited
(16,082)
55.56
Non-vested at September 30, 2023
301,196
$
58.14
During

the

quarter

ended

September

30,

2023,
no

shares

of

restricted

stock

(September

30,

2022

–
1,888
)

were

awarded

to
management under

the Incentive

Plan.

During the

quarters ended

September

30, 2023

and

2022,
no

performance shares

were
awarded to management

under the Incentive

Plan.

For the nine

months ended September

30, 2023,
200,303

shares of

restricted
stock

(September

30,

2022

–
137,934
)

and
51,355

performance

shares

(September

30,

2022

-
56,857
)

were

awarded

to
management under the Incentive Plan.

During

the

quarter

ended

September

30,

2023,

the

Corporation

recognized

$
2.0

million

of

restricted

stock

expense

related

to
management

incentive

awards,

with

a

tax

benefit

of

$
0.4

million

(September

30,

2022

-

$
1.5

million,

with

a

tax

benefit

of

$
0.3
million). For the nine months ended September 30, 2023,

the Corporation recognized $
9.7

million of restricted stock expense related
to management

incentive awards,

with a

tax benefit

of $
1.5

million (September

30, 2022

- $
8.9

million, with

a tax

benefit of

$
1.5
million).

For

the

nine

months

ended September

30,

2023,

the

fair

market

value

of

the

restricted

stock

and

performance shares
vested was $
11.3

million at grant

date and $
14.1

million at vesting date.

This differential triggers

a windfall of

$
1.0

million that was
recorded as

a reduction

on income

tax expense.

During the

quarter ended

September 30,

2023 the

Corporation recognized

$
0.1
million of performance shares benefit, with

a tax expense of $
8

thousand due to performance shares target adjustment

(September
30,

2022

-

$
0.3

million,

with

a

tax

benefit of

$
13

thousand).

For

the

nine

months

ended

September 30,

2023, the

Corporation
recognized $
3.6

million of performance shares expense, with a tax

benefit of $
0.1

million (September 30, 2022 - $
4.3

million, with a
tax

benefit

of

$
0.3

million).

The

total

unrecognized

compensation

cost

related

to

non-vested

restricted

stock

awards

and
performance shares to members of management at September 30, 2023 was $
13.6

million and is expected to be recognized over a
weighted-average period of
1.6

years.
The following table summarizes the restricted stock

activity under the Incentive Plan for members of

the Board of Directors:
(Not in thousands)
RSUs / Unrestricted
stock
Weighted-Average

Grant Date Fair
Value per Unit
Non-vested at December 31, 2021 $
-
$
-
Granted
25,321
77.48
Vested

(25,321)
77.48
Forfeited
-
-
Non-vested at December 31, 2022 $
-
$
-
Granted
37,712
55.05
Vested

(37,712)
55.05
Forfeited
-
-
Non-vested at September 30, 2023 $
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

For 2023

and 2022,

Directors elected

RSUs and

unrestricted stock.

During the

quarter ended

September 30,

2023,
1,384

RSUs
and
no

unrestricted

stocks

were

granted

to

the

Directors

(September

30,

2022

-
857

RSUs)

and

the

Corporation

recognized
expense related

to these

shares of

$
0.1

million with

a tax

benefit of

$
16

thousand (September

30, 2022

- $
0.1

million with

a tax
benefit

of

$
25

thousand).

For

the

nine

months

ended

September

30,

2023,

the

Corporation
granted
35,412

RSUs

and
2,300
unrestricted stocks

to the

Directors (September 30,

2022 -
24,409

RSUs) and

the Corporation

recognized $
2.1

million of

expense
related to these shares, with

a tax benefit of $
0.4

million, (September 30, 2022 - $
1.9

million, with a tax benefit

of $
0.4

million). The
fair value at vesting date of the shares vested

during the nine months ended September 30, 2023

for the Directors was $
2.1

million.

Note 31 – Income taxes

The reason for the difference between the income

tax expense applicable to income before provision

for income taxes and the
amount computed by applying the statutory tax rate

in Puerto Rico, were as follows:

Quarters ended
September 30, 2023 September 30, 2022
(In thousands)
Amount

% of pre-tax
income

Amount
% of pre-tax
income
Computed income tax expense at statutory rates

$
68,426
38
% $
183,893
38
%
Net benefit of tax exempt interest income
(22,862)
(13)
(35,403)
(8)
Effect of income subject to preferential tax rate
(199)
-
(109,588)
(22)
Deferred tax asset valuation allowance
1,355
1
3,724
1
Difference in tax rates due to multiple jurisdictions
(2,839)
(2)
(7,147)
(2)
Unrecognized tax benefits
-
-
(1,503)
-
State and local taxes
2,436
1
3,726
1
Others
(458)
-
30,284
6
Income tax expense $
45,859
25
% $
67,986
14
%
Nine months ended
September 30, 2023 September 30, 2022
(In thousands)
Amount

% of pre-tax
income

Amount
% of pre-tax
income

Computed income tax expense at statutory rates

$
218,409
38
% $
385,567
38
%
Net benefit of tax exempt interest income
(72,080)
(13)
(112,669)
(12)
Effect of income subject to preferential tax rate
(775)
-
(116,630)
(11)
Deferred tax asset valuation allowance
(2,217)
-
9,662
1
Difference in tax rates due to multiple jurisdictions
(11,879)
(3)
(20,457)
(2)
Unrecognized tax benefits
-
-
(1,503)
-
State and local taxes
8,829
2
10,957
1
Others
(4,611)
(1)
27,750
3
Income tax expense $
135,676
23
% $
182,677
18
%
For the quarter and nine months

ended September 30, 2023, the Corporation recorded an income tax expense of $
45.9

million and
$
135.7

million,

respectively,

compared

to

$
68.0

million

and

$
182.7

million

for

the

respective

periods

of

2022.

The

decrease

in
income tax

expense was

due in

essence to

a lower

pre-tax income,

including lower

volume of

income subject

to preferential

tax
rates, for the quarter and nine months ended September

30, 2023.
The following table presents a breakdown of the

significant components of the Corporation’s deferred tax assets and liabilities.

September 30, 2023

(In thousands)
PR US Total
Deferred tax assets:
Tax credits available

for carryforward
$
261
$
10,754
$
11,015
Net operating loss and other carryforward available

123,196
644,007
767,203
Postretirement and pension benefits
46,823
-
46,823
Allowance for credit losses
242,095
26,366
268,461
Depreciation
5,972
6,445
12,417
FDIC-assisted transaction
152,665
-
152,665
Lease liability
29,056
20,237
49,293
Unrealized net loss on investment securities

218,866
27,119
245,985
Difference in outside basis from pass-through entities
38,439
-
38,439
Mortgage Servicing Rights
14,685
-
14,685
Other temporary differences
30,804
7,395
38,199
Total gross deferred

tax assets
902,862
742,323
1,645,185
Deferred tax liabilities:
Intangibles
83,961
50,392
134,353
Right of use assets
26,655
17,506
44,161
Deferred loan origination fees/cost
1,990
1,944
3,934
Loans acquired
19,698
-
19,698
Other temporary differences
6,053
422
6,475

Total gross deferred

tax liabilities
138,357
70,264
208,621
Valuation allowance
140,033
401,318
541,351
Net deferred tax asset $
624,472
$
270,741
$
895,213

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
265,955
23,913
289,868
Difference in outside basis from pass-through entities
40,602
-
40,602
Mortgage Servicing Rights
13,711
-
13,711
Other temporary differences
17,122
7,815
24,937
Total gross deferred

tax assets
944,057
758,171
1,702,228
Deferred tax liabilities:
Intangibles
81,174
54,623
135,797
Right of use assets
26,015
20,262
46,277
Deferred loan origination fees/cost
1,076
2,961
4,037
Loans acquired
23,353
-
23,353
Other temporary differences
1,531
-
1,531

Total gross deferred

tax liabilities
133,149
77,846
210,995
Valuation allowance
137,863
402,333
540,196
Net deferred tax asset $
673,045
$
277,992
$
951,037

The net deferred tax asset

shown in the table above

at September 30, 2023, is

reflected in the consolidated statements of financial
condition as $
0.9

billion in net deferred tax assets in the “Other

assets” caption (December 31, 2022 - $
1.0

billion) and $
1.2

million in
deferred

tax

liabilities

in

the

“Other

liabilities”

caption

(December 31,

2022

-

$
2.6

million),

reflecting

the

aggregate

deferred

tax
assets

or

liabilities

of

individual

tax-paying subsidiaries

of

the

Corporation

in

their

respective tax

jurisdiction, Puerto

Rico

or

the
United States.

At September

30, 2023

the net

deferred tax

asset of

the U.S.

operations amounted

to $
672

million with

a valuation

allowance of
approximately $
401

million, for

a net

deferred tax

asset after

valuation allowance

of approximately

$
271

million. The

Corporation
evaluates

the

realization

of

the

deferred tax

asset

on

a

quarterly

basis

by

taxing

jurisdiction. The

U.S.

operation has

sustained
profitability for last three calendar years and for the

period ended September 30, 2023. While the pre-tax income for the nine-month
period ended in

September 2023 is

lower when compared

to the same

period last year,

these results, when

combined with recent
historical results, still demonstrated

financial stability for the U.S. operations.

The historical financial results are objectively verifiable
positive

evidence,

evaluated

together

with

the

positive

evidence

of

stable

credit

metrics,

in

combination

with

the

length

of

the
expiration of the NOLs.

On the other hand,

the Corporation evaluated the negative

evidence accumulated over the years,

including
financial

results

lower

than

expectations

and

challenges

to

the

economy

due

to

inflationary

pressures

and

global

geopolitical
uncertainty,

that have

resulted in

a reduction

of pre-tax

income for

the year

2023. As

of September

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

deposit costs,

allowance for credit

losses, charge

offs, NPLs

inflows
and NPA balances, to assess the future realization of the deferred tax asset.
At September 30, 2023, the Corporation’s net deferred tax

assets related to its Puerto Rico operations

amounted to $
624

million.
The Corporation’s Puerto Rico Banking operation is not in a cumulative loss position and has sustained profitability for the last three calendar years

and for

the period

ended September

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
The

Holding

Company

operation

is

in

a

cumulative

loss

position,

taking

into

account

taxable

income

exclusive

of

reversing
temporary differences, for the

last three calendar years

and for the period

ended September 30, 2023.

Management expects these
losses will

be a

trend in

future years.

This objectively

verifiable negative

evidence is

considered by

management strong

negative
evidence that

will suggest

that income

in future

years will

be insufficient

to support

the realization

of all

deferred tax

assets. After
weighting of all

positive and negative

evidence management concluded, as

of the reporting

date, that it

is more likely

than not that
the Holding Company will not be able

to realize any portion of the

deferred tax assets. Accordingly,

the Corporation has maintained
a valuation allowance on the deferred tax asset

of $
140

million as of September 30, 2023.
The reconciliation of unrecognized tax benefits, excluding

interest, was as follows:

(In millions) 2023 2022
Balance at

January 1
$
2.5
$
3.5
Balance at

March 31
$
2.5
$
3.5
Balance at

June 30
$
2.5
$
3.5
Reduction as a result of lapse of statute of limitations

- July through September
-
(1.1)
Balance at September 30 $
2.5
$
2.4
At September

30, 2023,

the total

amount of

accrued interest

recognized in

the statement

of financial

condition amounted

to $
2.7
million

(December

31,

2022

-

$
2.6

million).

The

total

interest

expense

recognized

at

September

30,

2023

was

$
79

thousand,
(September 30, 2022– $
202

thousand). Management determined that at September 30, 2023 and December 31, 2022 there was no
need to

accrue for

the payment

of penalties.

The Corporation’s

policy is

to report

interest related

to unrecognized

tax benefits

in
income

tax

expense,

while

the

penalties,

if

any,

are

reported

in

other

operating

expenses

in

the

consolidated

statements

of
operations.

After consideration

of the

effect on

U.S. federal

tax of

unrecognized U.S.

state tax

benefits, the

total amount

of unrecognized

tax
benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $
4.4
million at September 30, 2023 (December 31, 2022

- $
4.3

million).
The amount of

unrecognized tax benefits

may increase or

decrease in the

future for various

reasons including adding

amounts for
current

tax

year

positions,

expiration

of

open

income

tax

returns

due

to

the

statutes

of

limitation,

changes

in

management’s
judgment about

the level

of uncertainty,

status of

examinations, litigation

and legislative

activity and

the addition

or elimination

of
uncertain tax positions.

The Corporation anticipates a

reduction in the

total amount of

unrecognized tax benefits within

the next

12
months amounting to $
1.5

million.

The

Corporation and

its subsidiaries

file

income tax

returns in

Puerto

Rico, the

U.S. federal

jurisdiction, various

U.S. states

and
political subdivisions, and foreign jurisdictions. At September 30, 2023,

the following years remain subject to examination in the U.S.
Federal jurisdiction: 2019 and thereafter; and in

the Puerto Rico jurisdiction, 2018 and thereafter.

Note 32 – Supplemental disclosure on the consolidated

statements of cash flows
Additional disclosures on cash flow information and

non-cash activities for the nine months ended

September 30, 2023 and
September 30, 2022 are listed in the following table:
(In thousands) September 30, 2023 September 30, 2022
Non-cash activities:

Loans transferred to other real estate
$
48,704
$
50,359

Loans transferred to other property
53,021
38,066

Total loans transferred

to foreclosed assets
101,725
88,425

Loans transferred to other assets
15,738
6,631

Financed sales of other real estate assets
7,617
6,231

Financed sales of other foreclosed assets
38,136
29,505

Total financed sales

of foreclosed assets
45,753
35,736

Financed sale of premises and equipment
59,345
31,894

Transfers from premises and equipment to

long-lived assets held-for-sale
-
1,126

Transfers from loans held-in-portfolio to

loans held-for-sale
55,497
11,522

Transfers from loans held-for-sale to loans

held-in-portfolio
3,772
25,706

Loans securitized into investment securities
[1]
35,958
294,872

Trades receivable from brokers and counterparties
11,823
12,973

Trades payable to brokers and counterparties
14,761
5,793

Net change in receivables from investments maturities
176,000
-

Recognition of mortgage servicing rights on securitizations

or asset transfers
1,814
6,195

Loans booked under the GNMA buy-back option
2,805
3,984

Capitalization of lease right of use asset
14,672
4,453

Acquisition of software intangible assets
-
28,650

Goodwill on acquisition
-
116,135

Total stock consideration

related to Evertec transactions
-
144,785
[1]
Includes loans securitized into trading securities and subsequently sold before quarter end.
The following table provides a reconciliation of

cash and due from banks, and restricted cash

reported within the Consolidated
Statement of Financial Condition that sum to the total of

the same such amounts shown in the Consolidated

Statement of Cash
Flows.
(In thousands) September 30, 2023 September 30, 2022
Cash and due from banks $
509,538
$
1,937,638
Restricted cash and due from banks
25,797
79,674
Restricted cash in money market investments
5,903
7,199
Total cash and due

from banks, and restricted cash
[2] $
541,238
$
2,024,511
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

2023
For the quarter ended September 30, 2023
Intersegment

(In thousands) BPPR Popular U.S. Eliminations
Net interest income $
453,879
$
87,445
$
1
Provision for credit losses (benefit)
51,899
(6,644)
-
Non-interest income

144,691
5,894
(134)
Amortization of intangibles
484
311
-
Goodwill impairment charge
-
23,000
-
Depreciation expense
12,880
1,962
-
Other operating expenses
369,738
58,341
(134)
Income tax expense
40,861
5,358
-
Net income $
122,708
$
11,011
$
1
Segment assets $
57,039,000
$
12,806,630
$
(448,100)
For the quarter ended September 30, 2023
Reportable

(In thousands) Segments Corporate Eliminations
Total Popular,

Inc.
Net interest income (expense) $
541,325
$
(7,305)
$
-
$
534,020
Provision for credit losses (benefit)
45,255
(138)
-
45,117
Non-interest income
150,451
10,179
(1,081)
159,549
Amortization of intangibles
795
-
-
795
Goodwill impairment charge
23,000
-
-
23,000
Depreciation expense
14,842
381
-
15,223
Other operating expenses
427,945
180
(1,159)
426,966
Income tax expense (benefit)
46,219
(396)
36
45,859
Net income $
133,720
$
2,847
$
42
$
136,609
Segment assets $
69,397,530
$
5,554,370
$
(5,214,964)
$
69,736,936
For the nine months ended September 30, 2023
Intersegment

(In thousands) BPPR Popular U.S. Eliminations
Net interest income $
1,356,774
$
265,033
$
2
Provision for credit losses
126,952
3,328
-
Non-interest income

435,966
18,165
(404)
Amortization of intangibles
1,453
932
-
Goodwill impairment charge
-
23,000
-
Depreciation expense
36,424
5,661
-
Other operating expenses
1,119,522
182,809
(404)
Income tax expense
120,996
16,184
-
Net income $
387,393
$
51,284
$
2
Segment assets $
57,039,000
$
12,806,630
$
(448,100)
For the nine months ended September 30, 2023
Reportable Total
(In thousands)

Segments
Corporate Eliminations Popular, Inc.
Net interest income (expense) $
1,621,809
$
(24,465)
$
-
$
1,597,344
Provision for credit losses (benefit)
130,280
(334)
-
129,946
Non-interest income
453,727
32,905
(4,651)
481,981
Amortization of intangibles
2,385
-
-
2,385
Goodwill impairment charge
23,000
-
-
23,000
Depreciation expense
42,085
1,095
-
43,180
Other operating expenses
1,301,927
(146)
(3,391)
1,298,390
Income tax expense (benefit)
137,180
(1,006)
(498)
135,676
Net income $
438,679
$
8,831
$
(762)
$
446,748
Segment assets $
69,397,530
$
5,554,370
$
(5,214,964)
$
69,736,936

2022
For the quarter ended September 30, 2022
Intersegment

(In thousands) BPPR

Popular U.S.
Eliminations
Net interest income $
488,123
$
98,874
$
1
Provision for credit losses
29,813
10,011
-
Non-interest income

262,587
15,203
(137)
Amortization of intangibles
484
311
-
Goodwill impairment charge
-
9,000
-
Depreciation expense
11,862
1,693
-
Other operating expenses
396,655
57,127
(135)
Income tax expense
48,209
10,628
-
Net income $
263,687
$
25,307
$
(1)
Segment assets $
59,640,784
$
11,106,409
$
(319,999)
For the quarter ended September 30, 2022
Reportable

(In thousands) Segments Corporate Eliminations
Total Popular,

Inc.
Net interest income (expense) $
586,998
$
(7,379)
$
-
$
579,619
Provision for credit losses (benefit)
39,824
(187)
-
39,637
Non-interest income
277,653
148,228
613
426,494
Amortization of intangibles
795
-
-
795
Goodwill impairment charge
9,000
-
-
9,000
Depreciation expense
13,555
298
-
13,853
Other operating expenses
453,647
(46)
(1,154)
452,447
Income tax expense
58,837
8,469
680
67,986
Net income $
288,993
$
132,315
$
1,087
$
422,395
Segment assets $
70,427,194
$
5,341,051
$
(5,038,570)
$
70,729,675
For the nine months ended September 30, 2022
Intersegment
(In thousands) BPPR Popular U.S.

Eliminations
Net interest income $
1,351,086
$
278,825
$
3
Provision for credit losses
24,941
8,580
-
Non-interest income

542,826
26,076
(410)
Amortization of intangibles
1,453
1,028
-
Goodwill impairment charge
-
9,000
-
Depreciation expense
35,054
5,272
-
Other operating expenses
1,069,512
166,677
(407)
Income tax expense
141,113
33,917
-
Net income $
621,839
$
80,427
$
-
Segment assets $
59,640,784
$
11,106,409
$
(319,999)
For the nine months ended September 30, 2022
Reportable Total
(In thousands)

Segments
Corporate Eliminations Popular, Inc.
Net interest income (expense) $
1,629,914
$
(22,121)
$
-
$
1,607,793
Provision for credit losses (benefit)
33,521
(22)
-
33,499
Non-interest income
568,492
174,060
(3,955)
738,597
Amortization of intangibles
2,481
-
-
2,481
Goodwill impairment charge
9,000
-
-
9,000
Depreciation expense
40,326
881
-
41,207
Other operating expenses
1,235,782
(149)
(3,609)
1,232,024
Income tax expense
175,030
7,802
(155)
182,677
Net income $
702,266
$
143,427
$
(191)
$
845,502
Segment assets $
70,427,194
$
5,341,051
$
(5,038,570)
$
70,729,675

Geographic Information
The following information presents selected

financial information based on the

geographic location where the Corporation conducts
its business. The

banking operations of BPPR

are primarily based in

Puerto Rico, where it

has the largest retail

banking franchise.
BPPR

also

conducts

banking

operations

in

the

U.S.

Virgin

Islands,

the

British

Virgin

Islands

and

New

York.

BPPR’s

banking
operations in

the mainland

United States

include commercial

lending activities.

BPPR’s commercial

lending activities

in the

U.S.,
through

its

New

York

Branch,

include

periodic

loan

participations

with

PB.

During

the

quarter

and

nine

months

ended,

BPPR
participated

in

loans

originated

by

PB

totaling

$
10
million

and

$
33

million,

respectively

(2022

-

$
69

million

and

$
160

million,
respectively). At September 30, 2023, total assets

for the BPPR segment related to

its operations in the United States

amounted to
$
1.4

billion (December 31,

2022 - $
1.2

billion). During the

nine months ended

September 30, 2023,

the BPPR segment

generated
approximately $
86.0

million (2022 - $
45.0

million) in revenues from its operations in the

United States, including net interest income
and other service

fees. In the

Virgin Islands, the

BPPR segment offers

banking products, including

loans and deposits.

The BPPR
segment

generated $
33.6

million in

revenues during

the

nine months

ended September

30, 2023

(2022 -

$
34.6

million) from

its
operations in the U.S. and British Virgin Islands.

Geographic Information
Quarter ended Nine months ended
(In thousands) September 30, 2023 September 30, 2022 September 30, 2023 September 30, 2022
Revenues: [1]

Puerto Rico

$
539,985
$
852,149
$
1,623,963
$
1,940,457

United States
131,698
133,071
389,463
347,614

Other
21,886
20,893
65,899
58,319
Total consolidated

revenues

$
693,569
$
1,006,113
$
2,079,325
$
2,346,390
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
Selected Balance Sheet Information:
(In thousands) September 30, 2023 December 31, 2022
Puerto Rico

Total assets $
54,259,904
$
53,541,427

Loans
21,866,754
20,884,442

Deposits
52,035,227
51,138,790
United States

Total assets $
14,218,288
$
12,718,775

Loans
11,625,969
10,643,964

Deposits
9,605,215
8,182,702
Other

Total assets $
1,258,744
$
1,377,715

Loans
541,829
554,744

Deposits
[1]
1,697,158
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
OVERVIEW
Table 1 provides selected financial data and performance indicators for the quarters ended

September 30, 2023 and 2022.

Table 1 - Financial Highlights
Financial Condition Highlights
Ending balances at

Average for the nine months ended
(In thousands)
September
30, 2023
December 31,
2022 Variance
September
30, 2023
September
30, 2022 Variance
Money market investments $ 6,389,437 $ 5,614,595 $ 774,842 $ 6,965,588 $ 10,969,361 $ (4,003,773)
Investment securities 25,653,616 26,553,317 (899,701) 27,463,370 29,429,998 (1,966,628)
Loans 34,034,552 32,083,150 1,951,402 32,732,877 29,965,064 2,767,813
Earning assets 66,077,605 64,251,062 1,826,543 67,161,835 70,364,423 (3,202,588)
Total assets 69,736,936 67,637,917 2,099,019 70,209,477 73,456,562 (3,247,085)
Deposits 63,337,600 61,227,227 2,110,373 62,304,083 65,486,523 (3,182,440)
Borrowings 1,097,720 1,400,319 (302,599) 1,274,682 1,046,350 228,332
Total liabilities 65,279,328 63,544,492 1,734,836 64,430,204 67,498,698 (3,068,494)
Stockholders’ equity 4,457,608 4,093,425 364,183 5,779,273 5,957,864 (178,591)
Note: Average balances exclude unrealized gains or losses on debt securities available-for-sale and the unrealized loss related to certain securities transferred from available-
for-sale to held-to-maturity.

Operating Highlights Quarters ended September 30, Nine months ended September 30,
(In thousands, except per share information) 2023 2022 Variance 2023 2022 Variance
Net interest income

$ 534,020 $ 579,619 $ (45,599) $ 1,597,344 $ 1,607,793 $ (10,449)
Provision for credit losses

(benefit)
45,117 39,637 5,480 129,946 33,499 96,447
Non-interest income 159,549 426,494 (266,945) 481,981 738,597 (256,616)
Operating expenses 465,984 476,095 (10,111) 1,366,955 1,284,712 82,243
Income before income tax 182,468 490,381 (307,913) 582,424 1,028,179 (445,755)
Income tax expense 45,859 67,986 (22,127) 135,676 182,677 (47,001)
Net income $ 136,609 $ 422,395 $ (285,786) $ 446,748 $ 845,502 $ (398,754)
Net income applicable to common stock $ 136,256 $ 422,042 $ (285,786) $ 445,689 $ 844,443 $ (398,754)
Net income per common share – basic $ 1.90 $ 5.71 $ (3.81) $ 6.22 $ 11.09 $ (4.87)
Net income per common share – diluted $ 1.90 $ 5.70 $ (3.80) $ 6.21 $ 11.07 $ (4.86)
Dividends declared per common share $ 0.55 $ 0.55 $ ― $ 1.65 $ 1.65 $ ―
Quarters ended September 30, Nine months ended September 30,
Selected Statistical Information 2023 2022 2023 2022
Common Stock Data

End market price
$ 63.01 72.06 $ 63.01 72.06

Book value per common share at period end
61.49 50.26 61.49 50.26
Profitability Ratios

Return on assets
0.75% 2.31% 0.84% 1.54%

Return on common equity
8.17 27.72 9.13 19.02

Net interest spread
2.37 3.16 2.52 2.95

Net interest spread (taxable equivalent) - Non-GAAP
2.54 3.55 2.70 3.29

Net interest margin
3.07 3.32 3.14 3.05

Net interest margin (taxable equivalent) - Non-GAAP
3.24 3.71 3.32 3.39
Capitalization Ratios

Average equity to average assets
8.26% 8.36% 8.23% 8.11%

Common equity Tier 1 capital
16.81 16.04 16.81 16.04

Tier I capital

16.88 16.10 16.88 16.10

Total capital
18.67 17.92 18.67 17.92

Tier 1 leverage
8.41 7.65 8.41 7.65

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

a taxable

equivalent basis, will

vary depending on

the level

of these expenses

that are

attributed to the

available exempt
income.
Net interest

income on

a taxable

equivalent basis

is a

non-GAAP financial

measure. Management

believes that

this presentation
provides meaningful

information since

it facilitates

the comparison

of

revenues arising

from taxable

and tax-exempt

sources. Net
interest

income

on

a

taxable

equivalent

basis

is

presented

with

its

different

components

in

Tables

2

and

3,

along

with

the
reconciliation to net interest income (GAAP), for the quarter ended September 30, 2023 as compared with the same period in 2022,
segregated by major categories of interest earning

assets and interest-bearing liabilities.
Non-GAAP financial measures

used by

the Corporation may

not be

comparable to

similarly named

non-GAAP financial measures
used by other companies.
Financial highlights for the quarter ended September 30, 2023
●

For the quarter ended September 30, 2023, the Corporation recorded net income of $ 136.6 million, compared to net income of
$ 422.4

million for

the same

quarter of

the previous

year.

Net interest

margin for

the second

quarter of

2023 was

3.07%, a
decrease of 25 basis points when compared to

3.32% for the same quarter of the previous year,

mainly due to higher deposits
cost,

principally from

the

Puerto Rico

public sector

and

in

the

U.S.

,

which was

partially

offset

by

higher yield

from

money
market investments

and loans. On

a taxable

equivalent basis, the

net interest margin

was 3.24%, compared

to 3.71% for

the
same quarter of the

previous year. For

the quarter ended September 30, 2023,

the Corporation recorded a provision for

credit
losses of

$45.1 million, compared

to $39.6

million for the

same quarter of

the previous year.

The higher provision

for 2023

is
attributed to

higher loan

volumes, migrations

in credit

scores

and changes

in

economic variables

related to

consumer loan
portfolios. Non-interest income was

$159.5 million for the

quarter,

a decrease of

$266.9 million when compared

to the quarter
ended September 30,

2022, mainly due

to lower other

operating income, driven

by the gain

of $257.7 million

from the sale

of
Evertec

Inc.

shares

in

connection

with

the

business

acquisition

in

exchange

for

shares

and

the

Corporation’s

sale

of

its
remaining Evertec

shares,

(together the

“Evertec Transaction

s”)

recognized during

the

quarter ended

September 30,

2022.
Operating expenses were lower by $10.1 million

principally due to lower other operating

expenses and professional fees.
●

Total

assets at September 30, 2023 amounted to $69.7 billion, compared to $67.6 billion, at

December 31, 2022. The increase
was mainly

due to

higher money

market investments,

driven by

the increase

in deposits,

and loan

growth,

partially offset

by
lower debt securities available-for-sale and held-to-maturity.
●
Total

deposits at September 30, 2023 increased by $2.1 billion when compared to deposits at December 31, 2022, mainly due
to higher Puerto Rico public sector deposits by

$2.6 billion.
●

Stockholders’ equity totaled $4.5

billion at September 30, 2023, an increase of $364.2 million when compared to December 31,
2022, principally

due to

net income for

the nine-months

ended September 30,

2023 of

$446.7 million, the

amortization of the
unrealized losses from securities

previously reclassified to HTM

as described above of

$103.0 million, and the

positive impact
from the

adoption of a

new accounting standard

during the year

of $28.8 million,

partially offset

by dividends declared

for the
nine-month period and the after-tax impact of

the unfavorable variance in net unrealized

losses in the portfolio of available-for-
sale securities of $120.8 million. At September 30, 2023, the Corporation’s tangible book value per common share was $50.20, an increase of $5.23 from December 31, 2022 due

mainly to the increase in Stockholders’ equity during

the period.

●

Regulatory capital ratios continued to be strong. As of September

30, 2023, the Corporation’s common equity tier 1 capital ratio was 16.81%, the tier 1 leverage ratio was 8.41%,

and the total capital ratio was 18.67%. Refer

to Table 9 for capital ratios.
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

10-K. Also, refer to
Note 2

to

the Consolidated

Financial Statements

included in

the 2022

Form 10-K

for a

summary of

the Corporation’s

significant
accounting policies and

to Note

3 to

the Consolidated Financial

Statements included in

this Form

10-Q for information

on recently
adopted accounting standard updates.
OPERATING RESULTS ANALYSIS
NET INTEREST INCOME
Net interest income for

the quarter ended September

30, 2023 was $534.0

million, compared to $579.6

million in the same

quarter
of

2022, a

decrease of

$45.6 million.

Net interest

income on

a taxable

equivalent basis

for the

third quarter

of 2023

was $563.7
million compared to $646.6 million in the third

quarter of 2022. The decrease in the taxable equivalent net

interest income is related
to lower income from tax free

investment securities and higher disallowed interest expense in the Puerto

Rico tax computation. The
latter results from the increase in the Corporation’s interest expense that is attributable to the tax-exempt

income.

Net interest margin for the quarter was 3.07% compared to 3.32% in the third quarter of 2022 or a decrease of 25 basis points. On a taxable equivalent basis,

net interest margin for

the third quarter

of 2023 was

3.24%, compared to

3.71% for the

same quarter the
prior year. The main variances in net interest income on a taxable equivalent basis were:
Negative variances:

●
Higher interest

expense on

deposits by

$233.2 million

due to

the increase

in interest

rates that

has resulted

in a

higher
cost in

most deposit

categories in

both BPPR

and PB;

but particularly

from Puerto

Rico government

deposits for

BPPR
which are mostly market linked

Partially offset by:
●
Higher interest income

from money market,

investment, and trading securities

by $40.5 million

driven mainly by

a higher
yield of money market

investments, which reflects the increase in

the Federal funds rate

of 525 basis points

since March
2022, partially offset by

a lower average volume of

$2.9 billion, driven by a higher

volume of loans and a

lower volume of
deposits
●
Higher

interest

income

from

loans

by

$115.7

million

resulting

from

an

increase

in

average

loans

by

$2.7
billion reflecting increases

in both PB and

BPPR and across most

major lending segments. Loan

origination
in a

higher interest

rate environment

and the

repricing of

adjustable-rate loans

resulted in a

higher yield

on
loans by 85

basis points. The categories

with the highest impact

were commercial loans with

an increase of
$72.7 million

in interest

income, or

112

basis points,

and consumer

loans which

increased $21.6

million in
interest income, or 165 basis points.

Net interest income

for the BPPR

segment amounted to

$453.9 million for

the third quarter

of 2023, compared

to $488.1 million

in
the third quarter of

2022. Net interest margin decreased

to 3.14% compared to

3.27% in the third

quarter of 2022. The decrease

in
net interest income

of $34.2 million

was mainly driven

by a higher

interest expense on

deposits by $182.3

million, mainly from

the
P.R.

public sector

deposits,

partially offset

by higher

volume and

yield on

loans and

higher yield

on investment

securities, money
market investments and trading securities. The cost of

interest-bearing deposits increased 180 basis points to 2.25% from

0.45% in

the same

quarter of

2022. Total

deposit costs

for the

quarter increased

by 134

basis points,

from 0.34%

in the

second quarter

of
2022 to 1.68%.
Net interest income for PB was $87.4 million

for the quarter ended September 30, 2023,

compared to $98.9 million during the third
quarter of 2022, a decrease of $11.4 million. Net interest margin decreased

94 basis points when compared to the

third quarter of
2022 to 2.90%. The decrease in net interest

margin was mostly driven by a higher

cost of deposits, partially offset by the increase in
loan volume and yield of loans due to origination

of loans in a higher interest rate environment

and the repricing of adjustable-rate
loans. The cost of interest-bearing deposits was

3.31% compared to 0.85%, or an increase of

246 basis points, while total deposit
cost was 2.84% compared to 0.67% in the

third quarter of 2022.

Table 2 - Analysis of Levels & Yields

on a Taxable Equivalent Basis

(Non-GAAP)
Quarter ended September 30,
Variance
Average Volume Average Yields / Costs Interest Attributable to
2023 2022 Variance 2023 2022

Variance
2023 2022 Variance Rate Volume
(In millions) (In thousands)
$ 7,292 $ 6,721 $ 571 5.40% 2.18% 3.22 % Money market investments $ 99,285 $ 36,966 $ 62,319 $ 58,920 $ 3,399
28,396 31,859 (3,463) 2.31 2.33 (0.02) Investment securities [1] 165,319 186,847 (21,528) (1,510) (20,018)
34 40 (6) 4.43 6.09 (1.66)
Trading securities

375 617 (242) (150) (92)
Total money market,

investment and trading
35,722 38,620 (2,898) 2.95 2.31 0.64 securities 264,979 224,430 40,549 57,260 (16,711)
Loans:
16,611 14,750 1,861 6.64 5.52 1.12 Commercial 277,977 205,237 72,740 44,889 27,851
865 835 30 8.99 6.38 2.61 Construction 19,580 13,431 6,149 5,667 482
1,669 1,503 166 6.50 5.90 0.60 Leasing 27,142 22,154 4,988 2,405 2,583
7,504 7,264 240 5.42 5.42 - Mortgage 101,700 98,348 3,352 93 3,259
3,147 2,818 329 13.39 11.74 1.65 Consumer 105,042 83,407 21,635 11,164 10,471
3,657 3,562 95 8.47 7.93 0.54 Auto 78,055 71,226 6,829 4,889 1,940
33,453 30,732 2,721 7.24 6.39 0.85 Total loans 609,496 493,803 115,693 69,107 46,586
$ 69,175 $ 69,352 $ (177) 5.02% 4.12% 0.90 % Total earning assets $ 874,475 $ 718,233 $ 156,242 $ 126,367 $ 29,875
Interest bearing deposits:
$ 25,652 $ 25,993 $ (341) 3.31% 0.56% 2.75 % NOW and money market [2] $ 213,957 $ 36,448 $ 177,509 $ 178,787 $ (1,278)
14,875 15,514 (639) 0.73 0.20 0.53
Savings

27,373 7,966 19,407 20,380 (973)
7,986 6,957 1,029 2.62 0.94 1.68 Time deposits 52,791 16,484 36,307 29,147 7,160
48,513 48,464 49 2.41 0.50 1.91
Total interest bearing

deposits
294,121 60,898 233,223 228,314 4,909
15,038 15,872 (834)
Non-interest bearing demand
deposits
63,551 64,336 (785) 1.84 0.38 1.46 Total deposits 294,121 60,898 233,223 228,314 4,909
108 155 (47) 5.45 2.36 3.09 Short-term borrowings 1,478 921 557 976 (419)
Other medium and

1,172 913 259 5.20 4.29 0.91 long-term debt 15,167 9,798 5,369 1,050 4,319
Total interest bearing
49,793 49,532 261 2.48 0.57 1.91
liabilities (excluding demand
deposits) 310,766 71,617 239,149 230,340 8,809
4,344 3,948 396 Other sources of funds
$ 69,175 $ 69,352 $ (177) 1.78% 0.41% 1.37 % Total source of funds 310,766 71,617 239,149 230,340 8,809
Net interest margin/

3.24% 3.71% (0.47) %
income on a taxable
equivalent basis (Non-
GAAP) 563,709 646,616 (82,907) $ (103,973) $ 21,066
2.54% 3.55% (1.01) %

Net interest spread

Net interest spread
29,689 66,997 (37,308)
Net interest margin/ income
3.07% 3.32% (0.25) %
non-taxable equivalent basis
(GAAP) $ 534,020 $ 579,619 $ (45,599)
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

Net interest

income for

the nine-months

period ended

September 30,

2023 was

$1.6 billion,

or $10.4

million lower

than the

same
period in

2022. Taxable

equivalent net

interest income

was $1.7

billion, a

decrease of

$97.8 million

when compared

to the

same
period in 2022. Net interest margin was 3.14%, an increase of 9 basis points when compared to 3.05% in 2022. The increase in net interest margin was mainly driven by a higher yield on earning assets due to a higher interest rate environment. Net interest margin, on

a

taxable

equivalent basis,

for

the

nine-months ended

September

30,

2023,

was 3.32%,

a

decrease

of

7

basis

points

when
compared to the 3.39%

for the same period

of 2022. The drivers

of the variances in

net interest income for

the nine-months period
are:

Negative variances:
●

Higher interest

expense from

deposits by

$617.3 million

mainly due

to the

increase in

interest rates

that has

resulted in

a
higher cost in most deposit categories in both BPPR and PB; but particularly from Puerto Rico government deposits for BPPR which are mostly market linked.
Partially offset by:
●

Higher interest

income from

investment securities,

trading

and money

market investments

by

$182.5 resulting

from

higher
yield of the

portfolio by 96

basis points mainly

driven by money

market investments, driven

by the short-term

investments in
rising rate interest environment.
●

Higher interest income from commercial loans by

$227.0 million due to higher yield by

124 basis points and higher volume of
$2.0 billion, increasing in BPPR and PB.
●

Higher interest

income from

consumer loans

by $73.6

million mostly

due to

a higher

average volume of

personal loans

and
credit cards.
●

Higher interest income from construction loans by

$16.9 million due to higher yield by 292 basis

points.
Prepayment penalties, late fees collected and the

amortization of premiums on purchased loans

are included as part of the loan
yield. Interest income related to these items for the

nine-months ended September 30, 2023, amounted

to $16.9 million, compared
to $36.3 million in the same period of 2022.

The decrease of $19.4 million is mainly related

to lower amortized fees resulting from
the forgiveness of PPP loans during 2022, lower amortization of premium on auto loans purchased and

resulting from the
cancellation of PCD loans.

Table 3 – Analysis of Levels & Yields

on a Taxable Equivalent Basis

from Continuing Operations (Non-GAAP)
For the nine months ended September 30,
Variance
Average Volume Average Yields / Costs Interest Attributable to
2023 2022 Variance 2023 2022

Variance
2023 2022 Variance Rate Volume
(In millions) (In thousands)
$ 6,966 $ 10,969 $ (4,003) 5.10% 0.82% 4.28 % Money market investments $ 265,785 $ 67,172 $ 198,613 $ 231,496 $ (32,883)
28,205 29,371 (1,166) 2.18 2.16 0.02 Investment securities [1] 460,641 475,088 (14,447) 4,862 (19,309)
32 59 (27) 4.52 6.23 (1.71)
Trading securities

1,084 2,725 (1,641) (621) (1,020)
Total money market,

investment and trading
35,203 40,399 (5,196) 2.76 1.80 0.96 securities 727,510 544,985 182,525 235,737 (53,212)
Loans:
16,206 14,245 1,961 6.50 5.26 1.24
Commercial

787,381 560,408 226,973 143,107 83,866
778 781 (3) 8.79 5.87 2.92 Construction 51,178 34,305 16,873 17,017 (144)
1,630 1,447 183 6.31 5.92 0.39 Leasing 77,135 64,225 12,910 4,440 8,470
7,434 7,315 119 5.45 5.33 0.12 Mortgage 303,777 292,253 11,524 6,712 4,812
3,082 2,670 412 13.10 11.44 1.66 Consumer 302,050 228,401 73,649 35,342 38,307
3,603 3,507 96 8.31 8.03 0.28 Auto 223,929 210,623 13,306 7,455 5,851
32,733 29,965 2,768 7.13 6.20 0.93 Total loans 1,745,450 1,390,215 355,235 214,073 141,162
$ 67,936 $ 70,364 $ (2,428) 4.86% 3.67% 1.19 % Total earning assets $ 2,472,960 $ 1,935,200 $ 537,760 $ 449,810 $ 87,950
Interest bearing deposits:
$ 24,407 $ 26,385 $ (1,978) 2.93% 0.26% 2.67 % NOW and money market [2] $ 534,567 $ 52,072 $ 482,495 $ 488,704 $ (6,209)
14,889 16,100 (1,211) 0.62 0.18 0.44
Savings

69,262 21,430 47,832 52,158 (4,326)
7,603 6,913 690 2.23 0.77 1.46 Time deposits 126,995 40,005 86,990 71,425 15,565
46,899 49,398 (2,499) 2.08 0.31 1.77
Total interest bearing

deposits
730,824 113,507 617,317 612,287 5,030
15,405 16,088 (683)
Non-interest bearing demand
deposits
62,304 65,486 (3,182) 1.57 0.23 1.34 Total deposits 730,824 113,507 617,317 612,287 5,030
160 124 36 5.02 1.34 3.68 Short-term borrowings 5,987 1,249 4,738 4,298 440
Other medium and

1,140 948 192 5.12 4.25 0.87 long-term debt 43,660 30,168 13,492 7,506 5,986
Total interest bearing
48,199 50,470 (2,271) 2.16 0.38 1.78
liabilities (excluding demand
deposits) 780,471 144,924 635,547 624,091 11,456
4,332 3,806 526 Other sources of funds
$ 67,936 $ 70,364 $ (2,428) 1.54% 0.28% 1.26 % Total source of funds 780,471 144,924 635,547 624,091 11,456
3.32% 3.39% (0.07) %
Net interest margin/ income
on a taxable equivalent basis
(Non-GAAP) 1,692,489 1,790,276 (97,787) $ (174,281) $ 76,494
2.70% 3.29% (0.59) % Net interest spread
Taxable equivalent
adjustment 95,145 182,483 (87,338)
3.14% 3.05% 0.09%
Net interest margin/ income
non-taxable equivalent basis
(GAAP) $ 1,597,344 $ 1,607,793 $ (10,449)
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
For the

quarter ended

September 30,

2023, the

Corporation recorded an

expense of

$45.2 million

for its

reserve for

credit losses
related to

loans held-in-portfolio

and unfunded

commitments. The

provision for

credit loss

related to

the loans-held-in-portfolio

for
the quarter

ended September 30,

2023 was

$43.5 million, compared

to a

provision expense of

$39.5 million for

the quarter

ended
September 30, 2022.

The provision expense

was driven by

the consumer loan

portfolio, mainly Auto and

Personal Loans, partially
offset by reductions in the provision expense for

commercial loans. Changes in credit quality,

higher volumes, and the impact of the
macroeconomic scenario contributed to the higher provision

expense for the consumer loans segment. The implementation

of a new
ACL

model

for

the

U.

S.

commercial

real

estate

loan

segments,

as

well

as

higher

recoveries,

contributed

to

the

reduction

in
provision expense

for the

commercial loan

segment. The

provision related

to unfunded

commitments for

the third

quarter of

2023
was $1.7 million, compared to a provision expense

of $0.4 million for the same period of 2022.

As

part

of

the

Corporation’s

model

governance

procedures

a

new

model

was

implemented

for

the

U.S

commercial

real

estate
segment. The

new model

enhances techniques used

to capture

default activity

within the

Corporation’s geographical footprint.

As
part

of

the

implementation

analysis

management

evaluated

the

credit

metrics

of

the

portfolio

such

as

risk

ratings,

delinquency
levels, and low exposure to

the commercial office sector.

Qualitative reserves continue to be

maintained to address risks within

the
U. S.

commercial real

estate segment. The

new model

including qualitative reserve

accounted for $15

million of

PB’s reduction

in
ACL.
For the

quarter ended

September 30,

2023, the

Corporation recorded

a provision

for credit

loss of

$54.0 million

for loans-held-in-
portfolio for the

BPPR segment, compared to

a provision expense of

$28.7 million for

the quarter ended

September 30, 2022.

The
Popular

U.S.

segment

recorded

a

reserve

release

of

$10.5

million

for

the

quarter

ended

September

30,

2023,

compared

to

a
provision of $10.8 million for the same quarter in

2022.
For the nine-months ended September 30,2023, the Corporation recorded a provision for credit loss of $130.8 million for its

reserve
for credit

losses related

to loans

held-in-portfolio and

unfunded commitments.

The provision

expense related

to the

loans-held-in-
portfolio for

the nine-months

ended September 30,2023

was $126.3

million, compared

to a

provision of

$35.0 million for

the nine-
months ended September

30,2022. The higher

provision in 2023

is attributable to

higher loan volumes,

migrations in credit

scores
and changes in economic

variables related to consumer loan

portfolios, partially offset by changes

in economic variables related to
mortgage

loan

portfolios.

The

provision

for

unfunded

commitments

for

the

nine-months

ended

September

30,2023

reflected

an
expense of $4.5 million, compared to a provision

benefit of $0.6 million for the same period

of 2022.
The

provision for

credit

losses

for

the

BPPR

segment

was

an

expense

of

$127.6

million

for

the

nine-months ended

September
30,2023,

compared

to

a

provision

of

$25.2

million

for

the

nine-months

ended

September

30,2022.

The

Popular

U.S.

segment
recorded a reserve release of $1.3 million for the

nine-months ended September 30,2023, compared to a provision expense of $9.8 million for the same period in 2022.

At

September 30,

2023, the

total

allowance for

credit

losses for

loans held-in-portfolio

amounted to

$711.1

million, compared

to
$720.3

million

as

of

December

31,

2022.

The

ratio

of

the

allowance

for

credit

losses

to

loans

held-in-portfolio

was

2.09%

at
September 30,

2023, compared

to 2.25%

at December

31, 2022.

During the

first quarter,

the Corporation

adopted ASU

2022-02
which resulted in a reduction of approximately $46 million, $29 million net of tax, in the reserve related to TDRs which was recorded
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
At September 30, 2023,

the total allowance for

credit losses for this

portfolio amounted to $6.1

million, compared to $6.9

million as
of December 31, 2022. Refer to Note 7 to Consolidated Financial Statements for additional information on the ACL for this portfolio.

Non-Interest Income
Non-interest

income

amounted to

$159.5

million

for

the

quarter ended

September

30,

2023, compared

to

$426.5 million

for

the
same quarter of the previous year. The main factors that contributed to the variance in non-interest income were:
●

lower other operating income by $265.9 million mainly due

to the gain on sale related to the investment

in Evertec Transactions
recognized in July 2022; and
●

an unfavorable variance of $4.1 million mainly due

to fair value adjustments of mortgage servicing

rights (“MSRs”);
partially offset by:
●

higher other service fees by $7.0 million mainly due

to an increase in credit cards transaction volume related

fee income.
Non-interest income amounted to $482.0 million for the nine months ended September 30, 2023, compared to $738.6 million for the same period

of the

previous year.

Non-Interest income

was impacted

by Evertec

Transactions and

the related

adjustment. Other
factors that contributed to the variance

in non-interest income were:

●

an unfavorable variance of $20.8 million mainly due

to fair value adjustments of mortgage servicing rights

(“MSRs”);
partially offset by:
●

higher other service fees by $32.8 million mainly due

to an increase in credit cards transaction volume

related fee income.

Operating Expenses
Operating

expenses

amounted

to

$466.0

million

for

the

quarter

ended

September

30,

2023,

a

decrease

of

$10.1

million,

when
compared with the same quarter of 2022. The

variance in operating expenses was driven primarily

by:
●

lower incentive compensation and profit-sharing accrual

by $14.5 million;
●

lower other

taxes expense

by $7.4

million mainly

due to

the reversal

of an

accrual related

to regulatory

examination fees

in
BPPR by $8.2 million;
●

lower professional

fees

by $9.1

million mainly

due to

lower advisory

expenses by

$7.2 million

resulting from

an increase

in
projects related to the Corporation’s transformation initiative that are being managed with internal personnel; and
●

lower other

operating expenses

by $14.9

million mainly

due to

the effect

of prior

year expense

of $17.3 million

related to

the
Evertec Transactions;

partially offset

by

higher pension

plan cost

by

$4.8 million

as a

result

of

annual changes

in actuarial
assumptions;
partially offset by:
●

higher salaries

expense by

$11.9

million as

a result

of merit

and market

related increases,

minimum salary

increases during
the first quarter of 2023 and higher headcount;
●

higher technology

and software

expenses by $4.6

million mainly

due to

higher software amortization

expense by

$1.7 million
and higher programming services and application hosting

expenses by $1.9 million;

●

higher processing and

transactional services by

$5.5 million mainly due

to incentives received

during July 2022

related to the
ATH Network Participation Agreement entered into in connection with the Evertec

Business Acquisition Transaction;

and
●

the

goodwill impairment

charge

related

to

our

U.S.

based

leasing

subsidiary

of

$23

million

recorded in

2023,

due

to

lower
forecasted

cash

flows

and

an

increase

in

the

rate

used

to

discount

cash

flows,

compared

to

an

impairment

of

$9

million
recorded in 2022, an unfavorable variance of $14

million.
Operating expenses

amounted to

$1.4 billion

for the

nine months

ended September

30, 2023,

an increase

of $82.2

million when
compared with the same period of 2022, driven primarily

by:
●

higher personnel costs

by $53.8 million

mainly due

to higher

salaries by

$61.7 million

as a

result of merit

and market related
increases, minimum

salary increases

during the

first quarter

of 2023

and higher

headcount, an

increase in

health insurance
costs

by

$6.5

million,

and

higher

payroll

taxes

and

other

compensation

expenses

by

$16.1

million;

partially

offset

by

a
decrease in incentive compensation and profit-sharing

accrual by $30.3 million;

●

higher processing and transactional services expenses by $14.3 million mainly due to broad based retail customers' debit card
replacement costs

incurred during the

second quarter

of 2023

of $2.8

million, higher credit

and debit card

processing related
fees by

$2.7 million

and higher

merchant processing

fees by

$5.6 million

mainly due

to incentives

received during July

2022
related

to

the

ATH

Network

Participation

Agreement

entered

into

in

connection

with

the

Evertec

Business

Acquisition
Transaction;
●

higher business

promotion expenses

by $6.2

million mainly

due to

higher customer

rewards programs

expense in

our credit
card business by $6.7 million;

●

higher FDIC deposit

insurance expense by

$4.2 million mainly

due to amendments

to the Deposit

Insurance Fund restoration
plan implemented

by the

FDIC that

increased base

deposit assessment

rate by

2 basis

points, annually;

partially offset

by a
decrease

in

the

assessment

rate

driven

by

the

adoption

of

the

Financial

Accounting

Standards

Board

(‘’FASB’’)

issued
Accounting Standards Update (‘’ASU’’) 2022-02; and

●

a higher goodwill impairment charge by $14.0 million

as discussed above.
partially offset by:
●

lower other

taxes expense

by $6.2

million mainly

due to

the reversal

of an

accrual related

to regulatory

examination fees

in
BPPR; and
●

lower

other

operating

expenses

by

$11.5

million

mainly

due

to

the

effect

of

prior

year

expense

related

to

the

Evertec
Transactions

of

$17.3 million

and

$6.4

million

of

lower sundry

losses;

partially

offset

by

higher

pension plan

cost

by

$14.4
million due to changes in actuarial assumption.
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
Table 4 - Operating Expenses
Quarters ended September 30, Nine months ended September 30,
(In thousands) 2023 2022 Variance 2023 2022 Variance
Personnel costs:
Salaries $ 127,832 $ 115,887 $ 11,945 $ 378,126 $ 316,407 $ 61,719
Commissions, incentives and other bonuses 27,670 42,209 (14,539) 86,025 116,319 (30,294)
Pension, postretirement and medical insurance 16,985 17,120 (135) 49,871 43,633 6,238
Other personnel costs, including payroll taxes 20,665 18,627 2,038 69,358 53,268 16,090
Total personnel

costs
193,152 193,843 (691) 583,380 529,627 53,753
Net occupancy expenses 28,100 27,420 680 81,304 78,357 2,947
Equipment expenses 8,905 8,735 170 26,878 25,798 1,080
Other taxes 8,590 15,966 (7,376) 41,290 47,461 (6,171)
Professional fees 38,514 47,662 (9,148) 122,077 122,884 (807)
Technology and

software expenses
72,930 68,341 4,589 213,843 213,638 205
Processing and transactional services:
Credit and debit cards 13,762 13,531 231 37,896 35,177 2,719
Other processing and transactional services 24,137 18,837 5,300 70,713 59,181 11,532
Total processing

and transactional services
37,899 32,368 5,531 108,609 94,358 14,251
Communications 4,220 3,858 362 12,483 11,028 1,455
Business promotion:
Rewards and customer loyalty programs 15,988 14,344 1,644 44,962 38,294 6,668
Other business promotion 7,087 10,004 (2,917) 22,067 22,490 (423)
Total business

promotion
23,075 24,348 (1,273) 67,029 60,784 6,245
FDIC deposit insurance 8,932 6,610 2,322 24,600 20,445 4,155
Other real estate owned (OREO) income (5,189) (2,444) (2,745) (10,197) (12,963) 2,766
Other operating expenses:
Operational losses 5,504 7,145 (1,641) 16,584 23,031 (6,447)
All other 17,557 32,448 (14,891) 53,690 58,783 (5,093)
Total other operating

expenses
23,061 39,593 (16,532) 70,274 81,814 (11,540)
Amortization of intangibles 795 795 - 2,385 2,481 (96)
Goodwill impairment charge 23,000 9,000 14,000 23,000 9,000 14,000
Total operating

expenses
$ 465,984 $ 476,095 $ (10,111) $ 1,366,955 $ 1,284,712 $ 82,243

Table 5 - Operating Expenses

Reclassification
Quarter ended Nine months ended
30-Sep-22 30-Sep-22
Financial statement line item As reported Adjustments Adjusted As reported Adjustments Adjusted
Equipment expenses $ 26,626 $ (17,891) $ 8,735 $ 75,193 $ (49,395) $ 25,798
Professional fees 112,221 (64,559) 47,662 335,590 (212,706) 122,884
Technology and

software expenses
- 68,341 68,341 - 213,638 213,638
Processing and transactional services - 32,368 32,368 - 94,358 94,358
Communications 6,224 (2,366) 3,858 18,364 (7,336) 11,028
Other operating expenses 55,486 (15,893) 39,593 120,373 $ (38,559) $ 81,814
Net effect on other operating expenses $ 200,557 $ - $ 200,557 $ 549,520 $ - $ 549,520
Income Taxes
For the quarter and nine months ended September 30, 2023, the Corporation recorded an income tax expense of $45.9 and $135.7
million, respectively, with an effective

tax rate (ETR) of 25.1%, and $23.3%, respectively, compared

to income tax expense of $68.0
million and $182.7 million with an effective tax rate of

13.9% and 17.8% for the quarter and nine

months ended September 30, 2022,
respectively.

The decrease in

income tax expense

for the

quarter and nine

months period ended

September 30, 2023,

reflects the
impact of lower pre-tax income, including lower

volume of income subject to preferential tax rates.
At September 30, 2023, the Corporation had

a net deferred tax asset amounting to

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

The Corporate group reported a net

income of $2.8 million for the

quarter ended September 30, 2023, compared with

a net income
of $132.3 million for the same quarter of the previous

year. The decrease in net income was mainly attributed to the $128.8 million in
after-tax gains

recognized by

the Corporation

as a

result of

the Evertec

stock sale

and related

accounting adjustments during

the
quarter ended September

30, 2022. For

the nine months

ended September 30,

2023, the Corporate

group reported net

income of
$8.8 million, compared to a

net income of $143.4 million for

the same period of the

previous year. The decrease

in net income was
due to

impact on 2022

of the

Evertec Stock Sale

and related accounting

adjustments; and attributed

to the

equity pickup of

$21.2
million

for

the

nine

months

ended

September

30,2022

from

the

investment

in

Evertec,

Inc.

that

is

not

reflected

in

2023

as

the
Corporation sold its entire ownership stake in

Evertec in August 2022.

Highlights on the earnings results for the reportable

segments are discussed below:
Banco Popular de Puerto Rico

The Banco Popular

de Puerto Rico

reportable segment’s net

income amounted to

$122.7 million for

the quarter ended

September
30, 2023, compared with

net income of $263.7

million for the same

quarter of the previous year.

The factors that contributed to

the
variance in the financial results included the following:

●

Lower net interest income by $34.2 million mainly

due to:

●

higher interest

expense on

deposits by

$182.3 million

mainly due

to higher

costs on

the market-linked

Puerto
Rico

government

deposits, and

the

higher interest

rate

environment’s

impact on

the cost

of

NOW accounts,
time deposits, and savings deposits,
partially offset by
●

higher

interest

income

from

money

market

and

investment

securities

by

$67.4

million

mainly

due

to

higher
yields driven by the increase in interest rates,
●

higher interest income

from loans by

$80.8 million mainly

due to higher

yields from commercial

and consumer
loans,

primarily

personal

loans,

credit

cards

and

auto

loans

due

to

the

increase

in

rates,

as

well

as

higher
average balances across all portfolios except construction

loans,
The net interest margin

for the quarter ended

September 30, 2023 was 3.14%

compared to 3.27% for the

same quarter in the
previous year. The decrease in net interest margin is driven by higher cost of deposits and the

earnings assets mix;
●

A provision

for loan

losses expense of

$51.9 million, compared

to a

provision expense of

$29.8 million in

quarter ended
September 30,

2022, or

an unfavorable

variance of

$22.1 million

mainly driven

by the

consumer loan

segment, mainly
auto and personal loans; partially offset by reductions

in the provision for commercial loans;

●

Non-interest income was lower by $117.7 million mainly due to:
●

lower

other

operating

income

by

$118.4

million

mostly

due

to

lower

earnings

as

a

result

of

the

Evertec
Transactions

during the quarter ended September 30,2022;
●

lower income

from mortgage

banking activities

by $4.0

million mainly

due to

an unfavorable

variance of

$3.4
million in the fair value adjustment of mortgage service

rights.

●

lower service charges on

deposit accounts by $2.3

million, mainly due to

lower ACH fees due

to the change in
policy of eliminating insufficient fund fees and modifying

overdraft fees implemented in the third quarter

of 2022,
partially offset by
●

Higher other

service fees

by $8.4

million mainly

due to

higher credit

card fees

by $2.9

million and

debit card
fees by

$1.5 million mainly

as a result

of higher transactional volume

and higher merchant

acquiring fees from
the revenue sharing agreement with Evertec Inc. by

$0.4 million.
●

Lower operating expenses by $25.7 million mostly

due to:
●

lower other

operating expenses

by

$27.9 million

mainly due

to

a $17.3

million charge

related to

the Evertec
Transactions

on the

third quarter

of 2022

and lower

charges allocated

from the

Corporate segment

group by
$9.3 million; partially offset by $4.4 million of higher pension expense based on actuarial assumptions;
●

lower

other

operating

taxes

expenses

by

$7.7

million

mainly

due

to

the

reversal

of

an

accrual

related

to
regulatory examination fees in BPPR by $8.2 million;
●

lower personnel costs by $0.1 million driven by

lower profit-sharing expense by $8.3 million;
●

lower business

promotions by

$0.5 million

mainly due

to lower

donations expense

related to

natural disasters
response and other donations;
●

higher net recoveries from OREO by $2.6 million

mainly due to an increase in units sold;

partially offset by
●

higher

processing

and

transactional

services

by

$5.3

million

mainly

due

to

higher

credit

and

debit

card
processing expense as result of higher transactional

volumes;

●

higher technology

and software

expenses by

$2.8 million

in part

due to

expense savings

associated with

the
acquired services from Evertec during the quarter ended

September 30,2022;
●

higher professional fees of $3.8 million mainly due

to costs associated with regulatory and compliance

efforts;

●

Lower income tax expense by $7.3 million is

mainly due lower income before tax.

For

the

nine

months

ended

September

30,2023,

the

BPPR

segment

recorded

net

income

of

$387.4

million

compared

to

a

net
income of $621.8 million for the same period of the previous year. The results for the nine months ended September 30,2023 reflect a provision

expense of the

reserve for credit

losses of $127.0

million, reflective of

higher loan volumes,

migrations in credit

scores
and changes

in economic

variables related

to consumer

loan portfolios,

compared to

a provision

expense of

$24.9 million

for the
nine months-period ended September 30,2022.

The other factors that contributed to the variance in the financial results included the
following:
●

Higher net interest income by $5.7 million mainly

due to:
●

higher

interest

income

from

money market

and

investment securities

by

$249.3 million

mainly

due

to

higher
yields

from

money market

investments,

U.S.

Treasury

securities and

mortgage

backed

securities due

to

the
increase in rates,
●

higher interest

income from

loans by

$246.5 million

mainly due

to higher

average balance

from

all portfolios
except construction loans and higher yields due to the

increase in rates;

partially offset by
●

higher interest

expense on

deposits by

$489.5 million

mainly due

to higher

costs on

the market-linked

Puerto
Rico

government

deposits, and

the

higher interest

rate

environment’s

impact on

the cost

of

NOW accounts,
time deposits, and savings deposits.
The net interest margin for the nine

months ended September 30,2023 was 2.67% compared to 2.49% for the same quarter in
the previous

year.

The increase

in net

interest margin

is driven

by the

earning assets

mix;

partially offset

by higher

cost

of
deposits.
●

An unfavorable variance of $102.0 million on the provision for loan losses, due to higher loan volumes, migrations in credit
scores and changes in economic variables related

to consumer loan portfolios,

●

Non-interest income was lower by $106.9 million mainly

due to:
●

Lower other operating income by $109.7 million

mostly as result of the Evertec Transactions on 2022;
●

Lower income from mortgage banking activities by $20.3 million mainly due to an unfavorable variance of $15.3 million

in

the

fair

value

adjustment

of

mortgage

service

rights

and

lower

gains

of

$5.5

million

on

hedging
activities.
●

Lower

service

charges

on

deposit

accounts

by

$11.9

million

principally

due

to

lower

returned

ACH

fees

by
$10.6

million

due

to

the

change

in

policy

of

eliminating

insufficient

fund

fees

and

modifying

overdraft

fees
implemented in the third quarter of 2022.

partially offset by
●

higher other service fees by $32.7 million mainly due to higher credit card fees by $14.0 million and higher debit card fees by $3.5 million as a result of higher interchange transactional volumes; and higher merchant acquiring fees related to the revenue sharing agreement with

Evertec by $7.9 million;

●

Higher operating expenses by $51.4 million mostly due

to:
●

higher

personnel

costs

by

$36.5 million

due

to

salaries

adjustments

as

a

result

of

merit

and

market

related
adjustments, minimum

salaries increases

during the

first quarter

2023, higher

headcount, higher

payroll taxes
and

increase

in

pension

and

health

insurance

costs

by

$5.5

million;

partially

offset

by

a

decrease

in

profit
sharing accrual by $19.9 million and a decrease

in incentive compensation by $1.3 million;
●

higher professional fees

by $13.8 million

mainly due

to costs

associated with initiatives

focused on

regulatory,
compliance and cyber security efforts as well as the transformation initiative;
●

higher

business

promotions

by

$6.4

million

due

to

higher

customer

rewards

expense

related

to

higher
transactional volumes;
partially offset by
●

lower other

operating expenses

by

$17.4 million

mainly due

to

a $17.3

million charge

related to

the Evertec
Transactions

for the nine months ended

September 30,2022 and lower sundry

losses mortgage by $5.2 million
mainly due

to

a reserve

release adjustment

recorded in

2022; partially

offset

by higher

pension plan

cost

by
$13.2

million

due

to

changes

in

actuarial

assumptions

and

higher

charges

allocated

from

the

Corporate
segment group by $1.2 million, mainly from higher

personnel costs;

●

lower net recoveries from

OREO by $3.2 million

mainly due to lower

gain on sale

of mortgage and commercial
properties;
●

higher

processing

and

transactional

services

by

$14.1

million

mainly

due

to

higher

credit

and

debit

card
processing expense as result of higher transactional

volumes,

partially offset by
●

lower

other

operating

taxes

expenses

by

$6.8

million

mostly

due

to

the

reversal

of

an

accrual

related

to
regulatory examination fees in BPPR by $8.2 million;
●

lower technology

and software

expenses by

$3.3 million

due

in part

to savings

associated with

the acquired
services from Evertec during 2022.
●

Lower income tax expense by $20.1 million is mainly

due lower income before tax.

Popular U.S.
For

the

quarter

ended

September

30,

2023,

the

reportable

segment

of

Popular

U.S.

reported

a

net

income

of

$11.0

million,
compared with a net income of $25.3 million for

the same quarter of the previous year. The factors that contributed to the variance in
the financial results included the following:
●

Lower

net interest income by $11.4 million due to:

●

higher interest

expense on

deposits by

$58.6 million

mainly

due

to

higher interest

rates

and

higher average
balance of time deposits primarily gathered through

its direct online channel,
partially offset by
●

higher interest

income from

loans by

$35.0 million,

mainly from

growth in

the commercial

portfolio as

well as
higher yields due to increase in rates;

and
●

higher interest income

from money market

and investment securities

by $12.9 million

due to

higher yields due
to the increase in market rates.
The

net

interest

margin

for

the

quarter ended

September

30,

2023

was

2.90%

compared

to

3.84%

for

the

same

quarter in

the
previous year.
●

An unfavorable variance of

$16.7 million on the

provision for loan losses

and unfunded commitments reflecting a

release
for

credit

losses

of

$6.6

million

for

the

third

quarter

of

2023

due

to

the

implementation

of

a

new

model

for

the

U.S.
commercial

real

estate

portfolio,

compared

to

a

provision

expense

of

$10.0

million

recorded

in

the

quarter

ended
September 30,2022;
●

Higher operating expenses by $15.5 million mostly due

to:

●

the goodwill impairment

charge related to

our U.S. based

leasing subsidiary of

$23.0 million recorded

in 2023,
due to

lower forecasted

cash flows

and an

increase in

the rate

used to

discount cash

flows, compared

to an
impairment of $9.0 million recorded in 2022, an

unfavorable variance of $14.0 million;
●

higher

other

operating

expenses

by

$0.6

million

mainly

due

to

a

reversal

in

sundry

loss

reserve

registered
during

the

quarter

ended

September

30,2022;

partially

offset

by

a

lower

charges

allocated

from

Corporate
segment group by $0.7 million;
partially offset by
●

lower personnel costs by $0.8 million due to

lower commissions and incentive expense;
●

Lower income tax expense by $5.3 million is related

to a lower income before tax.
For the

nine months

ended September

30, 2023,

the reportable

segment of

Popular U.S.

recorded a

net income

of $51.3

million,
compared with a net income of $80.4 million for the same period of the previous year.

The factors that contributed to the variance in
the financial results included the following:
●

Lowest net interest income by $13.8 million due

to:
●

higher interest expense on deposits by $150.2 million mainly due to higher rates and higher average balance of time deposits primarily gathered through its direct online

channel;

partially offset by
●

higher interest

income from

loans by

$107.7 million, mainly

from growth

in the

commercial portfolio as

well as
higher yields due to increase in rates;

and
●

higher income

from money

market and

investment securities

by $32.3

million due

to higher

yields and

higher
average balance;

The net

interest margin for

the nine

months ended September

30,2023 was 3.08%

compared to

3.72%

for the

same period

in the
previous year.
●

An

unfavorable variance

of

$5.3

million

on

the

provision for

loan

losses

and

unfunded

commitments,

reflective

of

the
updated

macroeconomic

scenarios

offset

by

the

reserve

decrease

due

to

the

implementation

of

the

new

model

for
commercial real estate loans, as discussed above;

●

Higher operating expenses by $30.4 million mostly due

to:
●

the goodwill impairment

charge related to

our U.S. based

leasing subsidiary of

$23.0 million recorded

in 2023,
due to

lower forecasted

cash flows

and an

increase in

the rate

used to

discount cash

flows, compared

to an
impairment of $9.0 million recorded in 2022,

an unfavorable variance of $14.0 million;
●

higher personnel costs by $4.9 million due to salary adjustments;
●

higher other

operating expenses

by $6.0

million due

to higher

charges allocated

from the

Corporate segment
group by $2.3 million, mainly from higher personnel

costs.
●

Lower income tax expense by $17.7 million due

to a lower income before tax.
FINANCIAL CONDITION ANALYSIS

Assets
The Corporation’s total assets were $69.7

billion at September 30, 2023,

compared to $67.6 billion at December

31, 2022. Refer to
the Consolidated Statements of Financial Condition

included in this report for additional information.

Money market investments and debt securities available-for-sale
Money market

investments increased

by approximately

$774.8 million

at September

30, 2023,

compared to

December 31,

2022,
mainly

due to

the

increase deposits.

Debt securities

available-for-sale decreased

$674.5 million

reflecting repayment,

maturities,
and an increase in

the unrealized loss of

$105.3 million. Debt securities held-to-maturity decreased by

$222.4 million at September
30, 2023, reflecting maturities of U.S. Treasury securities, and the amortization of

$128.7 million of the discount related to securities
previously reclassified from

the available-for-sale to

held-to-maturity,

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

$2.0 billion to $34.0

billion at September 30,

2023,

mainly due to an

increase in
commercial loans at both BPPR and U.S. as well

as consumer and lease financing at BPPR.

Table 6 - Loans Ending Balances
(In thousands) September 30, 2023 December 31, 2022
Variance

Loans held-in-portfolio:
Commercial

Commercial multi-family
$ 2,328,433 $ 2,321,713 $ 6,720

Commercial real estate non-owner occupied
5,035,130 4,499,670 535,460

Commercial real estate owner occupied
3,044,905 3,078,549 (33,644)

Commercial and industrial
6,527,082 5,839,200 687,882
Total Commercial 16,935,550 15,739,132 1,196,418
Construction 922,112 757,984 164,128
Leasing 1,698,114 1,585,739 112,375
Mortgage 7,585,111 7,397,471 187,640
Consumer

Credit cards

1,077,428 1,041,870 35,558

Home equity lines of credit
67,499 71,916 (4,417)

Personal

1,952,168 1,823,579 128,589

Auto
3,633,196 3,512,530 120,666

Other
158,135 147,548 10,587
Total Consumer

6,888,426 6,597,443 290,983
Total loans held-in

-portfolio
$ 34,029,313 $ 32,077,769 $ 1,951,544
Loans held-for-sale:

Mortgage
$ 5,239 $ 5,381 $ (142)
Total loans held-for-sale $ 5,239 $ 5,381 $ (142)
Total loans $ 34,034,552 $ 32,083,150 $ 1,951,402

Other assets
Other assets amounted to

$2.0 billion at

September 30, 2023, compared to

$1.8 billion at

December 31, 2022. Refer

to Note 13

to
the Consolidated Financial Statements for a breakdown of the principal categories that comprise the caption of “Other Assets” in the
Consolidated Statements of Financial Condition at

September 30, 2023 and December 31, 2022.

Liabilities
The Corporation’s total

liabilities were $65.3 billion

at September 30,

2023, an increase of

$1.7 billion, compared to

$63.5 billion at
December 31, 2022, mainly due to an increase in

deposits as discussed below.

Deposits and Borrowings
The composition of the Corporation’s financing to total assets at September 30, 2023 and December 31,

2022 is included in Table 7.
Table 7 - Financing to Total

Assets
September 30,
December 31,

% increase (decrease)

% of total assets
(In millions) 2023 2022 from 2022 to 2023 2023 2022
Non-interest bearing deposits $ 15,201 $ 15,960 (4.8) % 21.8% 23.6%
Interest-bearing core deposits 43,599 41,600 4.8 62.5 61.5
Other interest-bearing deposits 4,537 3,667 23.7 6.5 5.4
Repurchase agreements 93 149 (37.6) 0.1 0.2
Other short-term borrowings - 365 N.M. - 0.5
Notes payable 1,005 887 13.3 1.5 1.3
Other liabilities 844 917 (8.0) 1.2 1.4
Stockholders’ equity 4,458 4,093 8.9 6.4 6.1
Deposits
The

Corporation’s

deposits

totaled

$63.3

billion

at

September

30,

2023,

compared

to

$61.2

billion

at

December

31,

2022.

The
deposits increase

of

$2.1 billion

was

mainly

in public

sector accounts

at

BPPR coupled

with an

increase in

time

deposits at

PB
gathered through

its direct

channel,

partially offset

by a

decrease in

non-interest bearing

demand deposit

accounts at

both BPPR
and

PB.

At September

30, 2023,

Puerto Rico

public sector

deposits amounted

to

$17.8 billion.

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

September

30,

2023,

approximately

28%

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
Refer to Table 8 for a breakdown of the Corporation’s deposits at September 30, 2023 and

December 31, 2022.

Table 8 - Deposits Ending Balances
(In thousands) September 30, 2023 December 31, 2022 Variance
Demand deposits

[1]
$ 27,942,782 $ 26,382,605 $ 1,560,177
Savings, NOW and money market deposits (non-brokered) 26,452,382 27,265,156 (812,774)
Savings, NOW and money market deposits (brokered) 734,479 798,064 (63,585)
Time deposits (non-brokered) 7,264,156 6,442,886 821,270
Time deposits (brokered CDs) 943,801 338,516 605,285
Total deposits $ 63,337,600 $ 61,227,227 $ 2,110,373
[1] Includes interest and non-interest bearing demand deposits.

At September 30, 2023, non-interest bearing

deposits were $15.2 billion (December
31, 2022-$16.0 billion)
Borrowings
The Corporation’s

borrowings totaled $1.1

billion at September

30, 2023 compared

to $1.4

billion at December

31, 2022. Refer

to
Note

16

to

the

Consolidated

Financial

Statements

for

detailed

information

on

the

Corporation’s

borrowings.

Also,

refer

to

the
Liquidity section in this MD&A for additional information

on the Corporation’s funding sources.
Stockholders’ Equity
Stockholders’ equity

totaled $4.5

billion

at September

30,

2023, an

increase of

$364.2 million

when compared

to

December 31,
2022,

principally

due

to

net

income

for

the

nine-months

ended

September

30,

2023

of

$446.7

million,

the

amortization

of

the
unrealized losses

from securities

previously reclassified

to held-to-maturity

as described

above of

$103.0 million,

and the

positive
impact

from

the

adoption of

the new

accounting standard

related to

loan

modifications during

the year

of

$28.8

million, partially
offset by dividends declared

for the nine-month period and

the after-tax impact of the

unfavorable variance in net unrealized losses
in

the

portfolio

of

available-for-sale

securities

of

$120.8

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

The risk-based

capital ratios

presented in

Table

9,

which include

common equity

tier 1,

Tier

1 capital,

total capital

and leverage
capital as of September 30, 2023 and December

31, 2022.
Table 9 - Capital Adequacy

Data

(Dollars in thousands)

September 30, 2023

December 31, 2022

Common equity tier 1 capital:

Common stockholders equity - GAAP basis $ 4,435,465 $ 4,071,282
CECL transitional amount

[1]
84,751 127,127
AOCI related adjustments due to opt-out election 2,476,987 2,468,193
Goodwill, net of associated deferred tax liability (DTL) (668,764) (691,560)
Intangible assets, net of associated DTLs (10,559) (12,944)
Deferred tax assets and other deductions

(311,164) (322,412)
Common equity tier 1 capital $ 6,006,716 $ 5,639,686
Additional tier 1 capital:
Preferred stock 22,143 22,143
Additional tier 1 capital $ 22,143

$ 22,143
Tier 1 capital $ 6,028,859

$ 5,661,829

Tier 2 capital:
Trust preferred securities subject to phase in as

tier 2
192,674 192,674
Other inclusions (deductions), net 448,137 431,144
Tier 2 capital $ 640,811 $ 623,818
Total risk-based capital

$ 6,669,670

$ 6,285,647

Minimum total capital requirement to be well capitalized $ 3,573,131

$ 3,441,589

Excess total capital over minimum well capitalized $ 3,096,539

$ 2,844,058

Total risk-weighted

assets
$ 35,731,312

$ 34,415,889

Total assets for leverage

ratio
$ 71,695,320

$ 70,287,610

Risk-based capital ratios:

Common equity tier 1 capital 16.81% 16.39%

Tier 1 capital

16.87

16.45

Total capital

18.67

18.26

Tier 1 leverage

8.41

8.06

[1] The CECL transitional amount includes the impact

of Popular's adoption of the new CECL accounting standard

on January 1, 2020.

The Basel III capital rules provide that

a depository institution will be deemed to be

well capitalized if it maintains a leverage ratio

of
at least 5%, a common equity Tier

1 ratio of at least 6.5%, a

Tier 1 capital ratio of

at least 8% and a total risk-based

ratio of at least
10%. Management has determined that as of September 30, 2023, the Corporation, BPPR and PB continue to exceed the minimum requirements for being “well-capitalized” under the Basel

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

agencies further clarified that,

for purposes of determining

leverage ratios, a banking

organization is permitted
to exclude from total average assets PPP loans that have been pledged as collateral for a PPPL Facility. As of September 30, 2023, the Corporation has $10 million in PPP loans and no

loans were pledged as collateral for PPPL

Facilities.
The

increase

in

the

common

equity

Tier

I

capital

ratio,

Tier

I

capital

ratio,

and

total

capital

ratio

as

of

September

30,

2023

as
compared to December 31, 2022 was mainly due

to the nine months period earnings, partially offset

by higher risk-weighted assets
driven by the increase in loans held-in-portfolio.

The increase in leverage capital ratio was mainly

due to the period earnings.
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
Table

10 provides

a reconciliation of

total stockholders’ equity

to tangible common

equity and total

assets to

tangible assets

as of
September 30, 2023, and December 31, 2022.

Table 10 - Reconciliation

of Tangible Common Equity

and Tangible Assets
(In thousands, except share or per share information) September 30, 2023 December 31, 2022
Total stockholders’

equity
$ 4,457,608 $ 4,093,425
Less: Preferred stock (22,143) (22,143)
Less: Goodwill (804,428) (827,428)
Less: Other intangibles (10,559) (12,944)
Total tangible common

equity
$ 3,620,478 $ 3,230,910
Total assets

$ 69,736,936 $ 67,637,917
Less: Goodwill (804,428) (827,428)
Less: Other intangibles (10,559) (12,944)
Total tangible assets $ 68,921,949 $ 66,797,545
Tangible common

equity to tangible assets
5.25% 4.84%
Common shares outstanding at end of period 72,127,595 71,853,720
Tangible book value

per common share
$ 50.20 $ 44.97
Quarterly average
Total stockholders’

equity [1]
$ 6,636,364 $ 6,161,634
Less: Preferred Stock (22,143) (22,143)
Less: Goodwill (827,177) (827,427)
Less: Other intangibles (11,083) (13,440)
Total tangible common

equity
$ 5,775,961 $ 5,298,624
Return on average tangible common equity 9.36% 19.23%
[1] Average balances exclude unrealized gains or losses

on debt securities available-for-sale and the unrealized

loss related to certain securities
transferred from available-for-sale to held-to-maturity.

RISK MANAGEMENT
Market / Interest Rate Risk
The financial results and capital levels of the

Corporation are constantly exposed to market, interest

rate and liquidity risks.
Market risk

refers to the

risk of a

reduction in the

Corporation’s capital due

to changes in

the market valuation

of its assets

and/or
liabilities.

Most of the assets

subject to market valuation risk

are debt securities classified as

available-for-sale. Refer to Notes 6

and 7 to the
Consolidated Financial

Statements for

further information

on the

debt

securities available-for-sale

and

held-to-maturity portfolios.
Debt securities classified as

available-for-sale amounted to $17.1 billion

as of September 30,

2023. Other assets subject

to market
risk include loans

held-for-sale, which amounted to

$5 million, mortgage servicing

rights (“MSRs”) which amounted

to $119

million,
and securities classified as “trading”, which amounted

to $31 million, as of September 30, 2023.

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
September 30, 2023 December 31, 2022
(Dollars in thousands) Amount Change Percent Change Amount Change Percent Change
Change in interest rate
+400 basis points $ 26,390 1.21% $ (38,402) (1.75) %
+200 basis points 13,661 0.63 (18,003) (0.82)
+100 basis points 7,426 0.34 (7,748) (0.35)
-100 basis points 25,732 1.18 8,778 0.40
-200 basis points 28,315 1.30 9,296 0.42
The

results

of

the

NII

simulations

at

December

31,

2022

in

the

table

above

have

been

adjusted

from

those

reported

in

the
Corporation’s

Form

10-K

to

reflect

the

effect

of

changes

in

modeling

assumptions

in

down

rate

scenario

simulations

for

certain
variable

rate

loans.

Specifically,

the

yield

on

certain

variable

rate

loans

that

did

not

have

contractual

periodic

floors,

were

not
correctly repricing in the down rate simulations.
Although as a result of such adjustment the magnitude of the Corporation’s sensitivity to decreases in interest rates becomes lower, as

of

December

31,

2022,

the

NII

simulations

continue

to

show

that

the

Corporation

had

a

neutral

to

slightly

liability

sensitive
position driven

by the

rapid increase

in short-term

interest rates

throughout the

year and

its impact

on Puerto

Rico public

sector
deposits which are indexed to

market rates, as well

as the deployment of cash

to fund loan growth

and purchase investments. The
results as

of such

date suggest

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
As of September 30, 2023, NII simulations show the Corporation has a relatively neutral sensitivity position as

compared to a slightly
liability sensitive position as of December 31, 2022. The primary reasons for the variation in sensitivity are changes in balance sheet composition driven

by an

increase in

overnight Fed

Funds and

short-term U.S

Treasury Bills

(“T- Bills”)

on the

asset side

partially
offset by

higher Puerto

Rico public

sector deposits

which are

indexed to

market rates.

These results

suggest that

changes in

the
Corporation’s net

interest income sensitivity

are driven by

changes in the

composition of the

investment portfolio as

the term

bond
portfolio

continues

to

run

off

and

get

reinvested in

short-term

investments such

as

T-Bills.

Additionally,

variation

in

liability cost,
primarily driven by

Puerto Rico public

sector deposits that

represented $17.8 billion

or 28% of

deposits as of

September 30, 2023,
also impact the sensitivity

profile.

In declining rate scenarios net

interest income would increase as

the decline in the cost

of these
deposit generates a greater benefit than

the changes in assets yields.

In rising rate scenarios, Popular’s net

interest income is also
impacted by its large proportion

of Puerto Rico public sector

deposit, however the repricing of assets

as they either reset

or mature
lead to an increase in net interest income.
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

from expected

short-term price

movements. BPPR’s

trading activities consist

primarily of

holding U.S.

Government
sponsored

mortgage-backed securities

classified

as

“trading” and

hedging

the

related

market

risk

with

“TBA”

(to-be-announced)
market

transactions.

The

objective

is

to

derive

spread

income

from

the

portfolio

and

not

to

benefit

from

short-term

market

movements. In

addition, BPPR

uses forward

contracts or

TBAs to

hedge its

securitization pipeline.

Risks related

to variations

in
interest rates

and market volatility

are hedged

with TBAs

that have

characteristics similar to

that of

the forecasted security

and its
conversion timeline.
At September 30, 2023, the Corporation held trading securities with a fair value of $31 million, representing approximately 0.04%

of
the Corporation’s total assets,

compared with $28 million and 0.04%, respectively, at December 31, 2022. As shown in Table 12, the
trading

portfolio

consists

principally

of

mortgage-backed

securities

and

U.S.

Treasuries,

which

at

September

30,

2023

were
investment grade securities.

Table 12 - Trading

Portfolio
September 30, 2023 December 31, 2022
(Dollars in thousands)
Amount

Weighted
Average Yield
[1]
Amount
Weighted
Average Yield
[1]
Mortgage-backed securities

$ 14,884 5.70% $ 14,223 5.79%
U.S. Treasury securities 15,644 4.71 13,069 3.26
Collateralized mortgage obligations 52 5.28 160 5.51
Puerto Rico government obligations 57 0.43 64 0.45
Interest-only strips

188 12.00 207 12.00
Other (includes related trading derivatives) 163 5.60 - -
Total

$ 30,988 5.23% $ 27,723 4.63%
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

September 2023. There

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

The Corporation

has adopted

policies and

limits to

monitor the

Corporation’s liquidity

position and

that of

its banking

subsidiaries.
Additionally, contingency funding

plans are used to

model various stress events

of different magnitudes and

affecting different time
horizons that assist

management in evaluating

the size of

the liquidity buffers

needed if those

stress events

occur. However,

such
models

may

not

predict

accurately

how

the

market

and

customers

might

react

to

every

event,

and

are

dependent

on

many
assumptions.
Deposits, including

customer deposits,

brokered deposits

and public

funds deposits,

continue to

be the

most significant

source of
funds for the Corporation, funding

91% of the Corporation’s total assets at September 30, 2023 and December 31, 2022.

The ratio
of

total

ending

loans

to

deposits

was

54%

at

September

30,

2023

and

52%

at

December

31,

2022.

In

addition

to

traditional
deposits, the Corporation maintains borrowing arrangements, which amounted to approximately $1.1 billion in outstanding balances at September

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

During the

third quarter

of 2023

the Corporation

had no

material incremental

use of

its available

liquidity sources.

At September
30,2023,

the

Corporation’s

available

liquidity

increased

to

$18.8

billion

from

$17.0

billion

on

December

31,

2022.

The

liquidity
sources of the Corporation at September 30,2023

are presented in Table 13:
Table 13 - Liquidity Sources
30-Sep-23 31-Dec-22
(Dollars in thousands)
BPPR Popular U.S. Total BPPR Popular U.S. Total
Unpledged securities and unused funding
sources:
Money market (excess funds at the
Federal Reserve Bank) $ 5,533,314 $ 850,248 $ 6,383,562 $ 5,240,100 $ 367,966 $ 5,608,066
Unpledged securities 3,927,353 273,313 4,200,666 7,494,189 326,599 7,820,788
FHLB borrowing capacity 2,236,318 1,420,913 3,657,231 1,389,579 722,005 2,111,584
Discount window of the Federal Reserve
Bank borrowing capacity 2,559,938 1,994,936 4,554,874 1,090,308 329,385 1,419,693
Total available liquidity $ 14,256,923 $ 4,539,410 $ 18,796,333 $ 15,214,176 $ 1,745,955 $ 16,960,131
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
all

interest-bearing

transactional

deposit

accounts,

non-interest

bearing

deposits,

and

savings

deposits.

Core

deposits

exclude
brokered deposits and certificate of

deposits over $250,000. Core

deposits, excluding P.R.

public funds that are

fully collateralized,
have

historically

provided

the

Corporation with

a

sizable

source

of

relatively stable

and

low-cost funds.

P.R.

public funds,

while
linked to

market interest

rates, provide

a stable

source of

funding with

an attractive

earnings spread.

Core deposits

totaled $58.8
billion, or

93% of

total deposits,

at September

30, 2023,

compared with

$57.6 billion,

or 94%

of total

deposits, at

December 31,
2022. Core

deposits financed

89% of

the Corporation’s

earning assets

at September

30, 2023,

compared with

90% at

December
31, 2022.

The distribution by maturity of certificates of deposits with denominations of $250,000 and over at September 30, 2023 is presented
in the table that follows:
Table 14 - Distribution by

Maturity of Certificate of Deposits of $250,000 and Over
(In thousands)
3 months or less $ 1,836,911
Over 3 to 12 months 723,996
Over 1 year to 3 years 217,399
Over 3 years 165,956
Total $ 2,944,262
The Corporation had

$1.7 billion in

brokered deposits at September

30, 2023, which

financed approximately

2% of its

total assets
(December 31, 2022 -

$1.1 billion and 2%,

respectively).

In the event that

any of the Corporation’s

banking subsidiaries’ regulatory
capital

ratios fall

below those

required by

a well-capitalized

institution or

are subject

to capital

restrictions by

the regulators,

that
banking subsidiary faces

the risk of

not being able

to raise or

maintain brokered deposits

and faces limitations

on the rate

paid on
deposits, which

may hinder

the Corporation’s

ability to

effectively compete

in its

retail markets

and could

affect its

deposit raising
efforts.

Deposits from the

public sector represent

an important source

of funds for

the Corporation. As

of September 30,

2023, total public
sector deposits were $17.8 billion,

compared to $15.8 billion at December 31, 2022. Generally,

these deposits require that the bank
pledge high credit quality securities as

collateral;

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

At September 30, 2023, management believes that the

banking subsidiaries had sufficient current and projected liquidity sources to
meet their anticipated cash flow obligations,

as well as special needs

and off-balance sheet commitments, in the

ordinary course of
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

September

30,2023,

deposits

with
balances in excess of $250,000, excluding foreign deposits (mainly deposits in the British Virgin Islands) intercompany deposits and collateralized

public

funds,

were

$11.3

billion

or

21%

at

BPPR

and

$2.4

billion

or

23%

at

Popular

U.S.,

compared

to

available
liquidity sources of $ 14.3 billion at BPPR and

$ 4.5 billion at Popular U.S.

Table 15 - Deposits
30-Sep-23
Popular, Inc.
(Dollars in thousands)
BPPR % of Total Popular U.S. % of Total (Consolidated) % of Total
Deposits:
Deposits balances under $250,000 [1] $ 23,971,025 45% $ 6,965,757 67% $ 30,936,782 49%
Transactional deposits balances over
$250,000 9,396,047 17% 2,056,655 20% 11,452,702 18%
Time deposits balances over $250,000 1,948,475 4% 297,277 3% 2,245,752 3%
Uninsured foreign deposits 403,206 1% - - % 403,206 1%
Collateralized public funds 18,012,588 33% 286,570 3% 18,299,158 29%
Intercompany deposits 107,293 - % 696,101 7% - - %
Total deposits $ 53,838,634 100% $ 10,302,360 100% $ 63,337,600 100%
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

The

outstanding

balance

of

notes

payable

at

the

BHCs

amounted

to

$592

million

at

September

30,

2023

and

$497

million

at
December 31, 2022.
The contractual maturities of the BHCs notes payable

at September 30, 2023 are presented in Table 16.

Table 16

- Distribution of BHC's Notes Payable by Contractual

Maturity
Year (In thousands)
2028 $ 393,678
Later years 198,339
Total $ 592,017
As of

September 30,

2023, the

BHCs had

cash and

money markets

investments totaling

$368 million

and borrowing

potential of
$222 million from its

secured facility with BPPR. The BHCs’

liquidity position continues to be adequate with sufficient cash on hand,
investments and other sources

of liquidity which are

expected to be enough

to meet all

interest payments and

dividend obligations
during the foreseeable future. On March 13,

2023, the Corporation issued $400 million aggregate principal amount of 7.25% Senior
Notes due

2028 (the

“Notes”) in

an underwritten

public offering.

The Corporation

used a

portion of

the net

proceeds of

the 2028
Notes offering

to redeem,

on August 14,

2023, the outstanding

$300 million aggregate

principal amount of

its outstanding 6.125%
Senior Notes which were

due on September 2023.

For the remainder of

year 2023, debt service

at the BHCs is

approximately $11
million. Additionally, the Corporation’s latest quarterly dividend was $0.55 per share or approximately $40 million per quarter.
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
of dividends to the

BHCs. The liquidity needs

of the non-banking subsidiaries

are minimal since most

of them are

funded internally
from operating

cash flows

or from

intercompany borrowings or

capital contributions

from their

holding companies.

During the

nine
months

ended

September

30,

2023,

Popular,

Inc.

made

capital

contributions

to

its

wholly

owned

subsidiaries

of

$1.3

million

to
Popular Impact Fund and $0.2 million to Popular

Global Solutions.

Dividends
During

the

nine

months

ended

September

30,

2023,

the

Corporation

declared

cash

dividends

of

$1.65

per

common

share
outstanding ($118.9 million in the aggregate). The dividends for the Corporation’s Series A preferred stock amounted to $1.1 million.
During the nine months ended September 30, 2023, the BHCs received dividends amounting to $150 million from BPPR, $50 million
from PNA and $4 million from its non-banking

subsidiaries. In addition, during the nine months ended September 30,

2023, Popular
International Bank Inc.,

wholly owned subsidiary of

Popular, Inc.,

received $14.1 million in

cash dividends and

$2.1 million in

stock
dividends from its investment in BHD.

Dividends from BPPR constitute Popular, Inc.’s primary source of liquidity.

Other Funding Sources and Capital
In addition to cash reserves held at the FRB that totaled $ 6.4 billion at September 30,2023,

the debt securities portfolio provides an
additional

source

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

$ 4.2

billion at

September 30,

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
September 30, 2023

and December 31,

2022, and the

results of their

operations for the

nine months period

ended September 30,
2023

and

September

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

Table 17 - Summarized Statement

of Condition
(In thousands) September 30, 2023 December 31, 2022
Assets
Cash and money market investments $ 367,808 $ 203,083
Investment securities 28,426 24,815
Accounts receivables from non-obligor subsidiaries 12,296 16,853
Other loans (net of allowance for credit losses of $17 (2022

- $370))
27,255 27,826
Investment in equity method investees 5,268 5,350
Other assets 56,678 45,278
Total assets $ 497,731 $ 323,205
Liabilities and Stockholders' deficit
Accounts payable to non-obligor subsidiaries $ 11,302 $ 3,709
Notes payable 592,017 497,428
Other liabilities 108,535 112,847
Stockholders' deficit (214,123) (290,779)
Total liabilities and

stockholders' deficit
$ 497,731 $ 323,205
Table 18 - Summarized Statement

of Operations
For the period ended
(In thousands) September 30, 2023 September 30, 2022
Income:
Dividends from non-obligor subsidiaries $ 154,000 $ 454,000
Interest income from non-obligor subsidiaries and affiliates 12,280 594
(Losses) earnings from investments in equity method investees (82) 15,698
Other operating income 2,293 136,140
Total income $ 168,491 $ 606,432
Expenses:
Services provided by non-obligor subsidiaries and affiliates

(net of
reimbursement by subsidiaries for services provided by parent of
$161,333 (2022 - $157,754)) $ 16,593 $ 12,697
Other operating expenses 20,706 19,399
Total expenses $ 37,299 $ 32,096
Net income $ 131,192 $ 574,336
During the nine months period ended

September 30, 2022, the Obligor group recorded

$1.5 million of distributions from

its
direct equity

method investees.

During the

nine months

period ended

September 30,

2023, the

obligor group

recorded a
$50.0

million

of

dividend

dsitribution from

a

non-obligor subsidiary

wich

was

recorded as

a

reduction to

the

investment
(2022 - $53.5 million).
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

September 30,
2023, BPPR declared cash dividends

of $150 million. At September

30, 2023, BPPR can declare

a dividend of approximately $402
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

up-
stream

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

September 30, 2023

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

$27.8

million

at

September

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

3.3% year-over-year increase

and a

0.2% month-over-month decrease

in August

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

3.7%

during

the

12-month

period

ended
September 2023.

Inflation in Puerto Rico, as measured by

the Puerto Rico Consumer Price Index

(published by the Department of
Labor

and

Human

Resources of

Puerto

Rico),

increased 3.3%

during the

12-month

period

ended September

2023.

The

rate

of
inflation has

gradually decreased from

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

Development Bank for

Puerto Rico,

the Puerto

Rico Sales

Tax

Financing Corporation, and

the Puerto

Rico
Highways

and

Transportation

Authority,

have

also

completed

debt

restructurings

under

Titles

III

or

VI

of

PROMESA.

While

the
majority

of

the

debt

has

already

been

restructured,

some

PR

Government

Entities

still

face

significant

fiscal

challenges.

For
example, the Puerto Rico Electric Power Authority is still in the process of restructuring its debts under Title III of PROMESA and the
Puerto

Rico

Industrial

Development

Company

recently

commenced

a

solicitation

process

to

restructure

its

revenue

bonds

in

a
proceeding under Title VI of PROMESA.

Municipalities.

Puerto Rico’s fiscal and economic challenges have

also adversely impacted its municipalities. Budgetary subsidies to municipalities have

gradually declined

in recent

years

and

were scheduled

to

be ultimately

eliminated by

fiscal year

2025

as

part

of the

fiscal
measures required

by

the Oversight

Board. However,

over the

past

years, the

Oversight Board

has

authorized and

funded

new
appropriations

and

investments

to

offset

the

decline

in

intergovernmental

transfers

to

municipalities.

Beyond

those

sources

of
alternate funding, municipalities have

also received significant federal

disaster and COVID-relief funding in

recent years. According
to the

latest Puerto

Rico fiscal

plan certified

by the

Oversight Board,

taken together,

the funding

available to

municipalities in

the
near-term is substantial. The fiscal

plan notes, however, that

the desired progress to achieve

fiscal discipline and implement critical
reforms has not been achieved,

and that municipalities must work with

the Executive branch to analyze

the financial needs of

each
individual municipality and focus on the necessary enhancements in municipal shared services and other municipal and government
initiatives. Pursuant to

the fiscal plan,

once the transformational measures

and milestones related to

these initiatives are

achieved,
additional funding from the central government may be

made available to municipalities to improve fiscal

sustainability.
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

At September

30, 2023,

the Corporation’s

direct exposure

to PR

Government Entities

totaled $362

million, of

which $333

million
were

outstanding,

compared

to

$374

million

at

December

31,

2022,

of

which

$327

million

were

outstanding.

A

deterioration

in
Puerto Rico’s fiscal

and economic situation could adversely

affect the value of

our Puerto Rico government

obligations, resulting in
losses to us. Of

the amount outstanding, $314 million

consists of loans and

$19 million are securities ($302

million and $25 million,
respectively,

at December 31,

2022). All

of the

Corporation’s direct exposure

outstanding at September

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

September 30,

2023,

76% of

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

September

30,

2023,

the

Corporation

had

$242

million

in

loans

insured

or

securities

issued

by

Puerto

Rico
governmental entities,

but for

which the

principal source

of repayment

is non-governmental

($251 million at

December 31, 2022).
These

included

$195

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

September

30,

2023,

BPPR

had

$17.8

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

2023,

it

has

a

loan

portfolio

amounting

to
approximately

$201

million

comprised

of

various

retail

and

commercial

clients,

compared

to

a

loan

portfolio

of

$214

million

at
December 31, 2022.
U.S. Government
As further detailed in Notes

6 and 7 to the

Consolidated Financial Statements, a substantial portion of the

Corporation’s investment
securities

represented exposure

to

the

U.S.

Government in

the

form

of

U.S. Government

sponsored entities,

as

well

as

agency
mortgage-backed and U.S. Treasury securities. In addition, $1.7 billion of residential mortgages, $10 million of SBA loans under the
Paycheck Protection Program (“PPP”) and $72 million

commercial loans were insured or guaranteed by

the U.S. Government or its
agencies at September 30, 2023 (compared to

$1.6 billion, $38 million and $72 million, respectively, at December 31,

2022).

Non-Performing Assets
Non-performing assets (“NPAs”)

include primarily past-due

loans that

are no

longer accruing interest,

renegotiated loans, and

real
estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 21.
During the

third quarter

of 2023,

the Corporation

continued to

reflect stable

credit quality

metrics. Non-performing

loans (“NPLs”)
and net charge offs (“NCOs”) continued below historical pre-pandemic averages. Consumer portfolios, however, reflected increased delinquencies and NCOs for the quarter primarily due

to the expected continued credit normalization.

We continue to closely monitor
changes in the macroeconomic environment and on

borrower performance, especially our unsecured consumer loans, given higher interest

rates

and

inflationary

pressures.

However,

management

believes

that

the

improvements

over

recent

years

in

risk
management practices and the

risk profile of

the Corporation’s loan portfolios

positions Popular to continue

to operate successfully
under the current environment.

Total

NPAs

decreased

by

$85

million

when

compared

with

December

31,

2022.

Total

non-performing

loans

held-in-portfolio
(“NPLs”)

decreased

by

$78

million

from

December

31,

2022.

BPPR’s

NPLs

decreased

by

$68

million,

mainly

driven

by

lower
mortgage,

consumer

and

commercial

NPLs

by

$55

million,

$11

million,

and

$10

million

respectively,

in

part

offset

by

higher
construction NPLs

by $7

million.

The consumer

NPLs decrease

was mostly

driven by

a $11

million line

of credit

charge-off on

a
single relationship,

while the

construction NPLs

increase was

driven by

a $9

million relationship,

which impairment

amount of

$3
million was

charged-off during

the third

quarter of

2023.

Popular U.S.

NPLs decreased

by $10

million from

December 31,

2022,
mainly driven by

lower mortgage NPLs by

$9 million. On September

30, 2023, the

ratio of NPLs to

total loans held-in-portfolio was
1.1% compared to 1.4%, at December 31,

2022. Other real estate owned loans (“OREOs”) decreased by

$7 million. On September
30,

2023,

NPLs secured

by

real estate

amounted to

$255 million

in

the Puerto

Rico

operations and

$23

million

in Popular

U.S,
compared with $303 million and $33 million, respectively, at December

31, 2022.

The Corporation’s

commercial loan

portfolio secured

by real

estate (“CRE”)

amounted to

$10.4 billion

at September

30, 2023,

of
which

$3.0

billion

was

secured

with

owner

occupied

properties,

compared

with

$9.9

billion

and

$3.1

billion,

respectively,

at
December 31,

2022. Office

space leasing exposure

in our

non-owner occupied CRE

portfolio is limited,

representing only 1.9%

or
$635 million

of our

total loan

portfolio.

The exposure is

mainly comprised of

low- to

mid- rise

properties with average

loan size

of
$2.1 million and is well diversified across tenant

type.
CRE NPLs amounted to $56 million at September 30, 2023, compared with $54 million at December 31, 2022. The

CRE NPL ratios
for the BPPR

and Popular U.S. segments were

1.09% and 0.09%, respectively,

at September 30, 2023, compared

with 1.04% and
0.12%, respectively, at December 31, 2022.
In

addition

to

the

NPLs

included

in

Table

21,

at

September

30,

2023,

there

were

$519

million

of

performing

loans,

mostly
commercial

loans,

which

in

management’s

opinion,

are

currently

subject

to

potential

future

classification

as

non-performing
(December 31, 2022 - $374 million).
For the

quarter ended

September 30,

2023, total

inflows of

NPLs held-in-portfolio,

excluding consumer

loans, decreased

by $12
million, when compared to the inflows for the same period in 2022. Inflows of NPLs held-in-portfolio at the BPPR segment increased slightly by $2 million, compared to the same period in

2022. Inflows of NPLs held-in-portfolio at the Popular

U.S. segment decreased
by $14 million from the same period in 2022,

mainly driven by lower commercial inflows.

Table 19 - Non-Performing

Assets
September 30, 2023 December 31, 2022
(Dollars in thousands) BPPR
Popular
U.S.
Popular,
Inc.
As a % of
loans HIP
by
category BPPR
Popular
U.S.
Popular,
Inc.
As a % of
loans HIP
by
category
Commercial
Commercial multi-family
$ 184 $ 404 $ 588 - % $ 242 $ - $ 242 - %
Commercial real estate non-owner
occupied 15,330 734 16,064 0.3 23,662 1,454 25,116 0.6
Commercial real estate owner
occupied 35,089 3,877 38,966 1.3 23,990 5,095 29,085 0.9
Commercial and industrial

21,624 3,579 25,203 0.4 34,277 4,319 38,596 0.7
Total Commercial

72,227 8,594 80,821 0.5 82,171 10,868 93,039 0.6
Construction 6,578 - 6,578 0.7 - - - -
Leasing 6,842 - 6,842 0.4 5,941 - 5,941 0.4
Mortgage 187,443 11,980 199,423 2.6 242,391 20,488 262,879 3.6
Consumer

Home equity lines of credit
- 4,085 4,085 6.1 - 4,110 4,110 5.7

Personal

18,582 2,637 21,219 1.1 18,082 1,958 20,040 1.1

Auto
40,268 - 40,268 1.1 40,978 - 40,978 1.2

Other Consumer

1,885 402 2,287 1.4 12,446 8 12,454 8.4
Total Consumer

60,735 7,124 67,859 1.0 71,506 6,076 77,582 1.2
Total non-performing

loans held-in-
portfolio 333,825 27,698 361,523 1.1% 402,009 37,432 439,441 1.4%
Other real estate owned (“OREO”) 82,115 207 82,322 88,773 353 89,126
Total non-performing

assets
[1] $ 415,940 $ 27,905 $ 443,845 $ 490,782 $ 37,785 $ 528,567
Accruing loans past due 90 days or
more [2] $ 264,082 $ 130 $ 264,212 $ 351,248 $ 366 $ 351,614
Ratios:
Non-performing assets to total assets 0.75% 0.20% 0.64% 0.89% 0.30% 0.78%
Non-performing loans held-in-portfolio
to loans held-in-portfolio

1.40 0.27 1.06 1.78 0.39 1.37
Allowance for credit losses to loans
held-in-portfolio 2.63 0.84 2.09 2.73 1.10 2.25
Allowance for credit losses to non-
performing loans, excluding held-for-
sale 187.08 312.42 196.69 153.12 279.86 163.91
[1] There were no non-performing loans held-for-sale

as of September 30, 2023 and December 31, 2022.
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

Loans)
For the quarter ended September 30, 2023 For the nine months ended September 30, 2023
(Dollars in thousands) BPPR Popular U.S. Popular, Inc. BPPR Popular U.S. Popular, Inc.
Beginning balance $ 292,219 $ 26,187 $ 318,406 $ 324,562 $ 31,356 $ 355,918
Plus:
New non-performing loans 37,393 5,827 43,220 128,011 23,446 151,457
Advances on existing non-performing loans - 12 12 - 155 155
Less:
Non-performing loans transferred to OREO (5,657) - (5,657) (25,777) (58) (25,835)
Non-performing loans charged-off (3,354) (2,446) (5,800) (4,854) (4,837) (9,691)
Loans returned to accrual status / loan collections (54,353) (9,006) (63,359) (155,694) (29,488) (185,182)
Ending balance NPLs $ 266,248 $ 20,574 $ 286,822 $ 266,248 $ 20,574 $ 286,822
Table 21 - Activity in Non

-Performing Loans Held-in-Portfolio (Excluding Consumer

Loans)
For the quarter ended September 30, 2022 For the nine months ended September 30, 2022
(Dollars in thousands) BPPR Popular U.S. Popular, Inc. BPPR Popular U.S. Popular, Inc.
Beginning balance $ 381,163 $ 27,638 $ 408,801 $ 454,419 $ 27,501 $ 481,920
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
Ending balance NPLs $ 340,221 $ 37,961 $ 378,182 $ 340,221 $ 37,961 $ 378,182
Table 22 - Activity in Non

-Performing Commercial Loans Held-in-Portfolio
For the quarter ended September 30, 2023 For the nine months ended September 30, 2023
(Dollars in thousands) BPPR Popular U.S.
Popular, Inc.

BPPR Popular U.S.
Popular, Inc.

Beginning balance $ 88,716 $ 11,610 $ 100,326 $ 82,171 $ 10,868 $ 93,039
Plus:
New non-performing loans 2,736 1,324 4,060 22,533 11,674 34,207
Advances on existing non-performing loans - 7 7 - 35 35
Less:
Non-performing loans transferred to OREO (138) - (138) (446) - (446)
Non-performing loans charged-off (969) (2,446) (3,415) (2,237) (4,837) (7,074)
Loans returned to accrual status / loan
collections (18,118) (1,901) (20,019) (29,794) (9,146) (38,940)
Ending balance NPLs $ 72,227 $ 8,594 $ 80,821 $ 72,227 $ 8,594 $ 80,821

Table 23 - Activity in Non

-Performing Commercial Loans Held-in-Portfolio
For the quarter ended September 30, 2022 For the nine months ended September 30, 2022
(Dollars in thousands) BPPR Popular U.S.
Popular, Inc.

BPPR Popular U.S.
Popular, Inc.

Beginning balance $ 96,493 $ 7,446 $ 103,939 $ 120,047 $ 5,532 $ 125,579
Plus:
New non-performing loans 5,913 14,965 20,878 13,706 25,289 38,995
Advances on existing non-performing loans - 12 12 - 2,518 2,518
Less:
Non-performing loans transferred to OREO (352) - (352) (4,318) - (4,318)
Non-performing loans charged-off (4,534) (48) (4,582) (5,741) (210) (5,951)
Loans returned to accrual status / loan collections (10,072) (5,947) (16,019) (36,246) (16,701) (52,947)
Ending balance NPLs $ 87,448 $ 16,428 $ 103,876 $ 87,448 $ 16,428 $ 103,876
Table 24 - Activity in Non

-Performing Construction Loans Held-in-Portfolio

For the quarter ended September 30, 2023 For the nine months ended September 30, 2023
(Dollars in thousands) BPPR Popular U.S.
Popular, Inc.

BPPR Popular U.S.
Popular, Inc.

Beginning balance $ 9,284 $ - $ 9,284 $ - $ - $ -
Plus:
New non-performing loans - - - 9,284 - 9,284
Less:
Non-performing loans charged-off (2,537) - (2,537) (2,537) - (2,537)
Loans returned to accrual status / loan collections (169) - (169) (169) - (169)
Ending balance NPLs $ 6,578 $ - $ 6,578 $ 6,578 $ - $ 6,578
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

Table 26 - Activity in Non

-Performing Mortgage Loans Held-in-Portfolio
For the quarter ended September 30, 2023
For the nine months ended

September 30,
2023
(Dollars in thousands) BPPR
Popular
U.S.
Popular, Inc.

BPPR Popular U.S.
Popular, Inc.

Beginning balance $ 194,219 $ 14,577 $ 208,796 $ 242,391 $ 20,488 $ 262,879
Plus:
New non-performing loans 34,657 4,503 39,160 96,194 11,772 107,966
Advances on existing non-performing loans - 5 5 - 120 120
Less:
Non-performing loans transferred to OREO (5,519) - (5,519) (25,331) (58) (25,389)
Non-performing loans charged-off 152 - 152 (80) - (80)
Loans returned to accrual status / loan
collections (36,066) (7,105) (43,171) (125,731) (20,342) (146,073)
Ending balance NPLs $ 187,443 $ 11,980 $ 199,423 $ 187,443 $ 11,980 $ 199,423
Table 27 - Activity in Non

-Performing Mortgage Loans Held-in-Portfolio
For the quarter ended September 30, 2022 For the nine months ended September 30, 2022
(Dollars in thousands) BPPR
Popular
U.S.
Popular, Inc.

BPPR Popular U.S.
Popular, Inc.

Beginning balance $ 284,670 $ 20,192 $ 304,862 $ 333,887 $ 21,969 $ 355,856
Plus:
New non-performing loans 29,345 4,739 34,084 104,203 13,332 117,535
Advances on existing non-performing loans - 55 55 - 299 299
Less:
Non-performing loans transferred to OREO (5,604) - (5,604) (26,575) (85) (26,660)
Non-performing loans charged-off (689) - (689) (1,451) (127) (1,578)
Loans returned to accrual status / loan collections (54,949) (3,453) (58,402) (157,291) (13,855) (171,146)
Ending balance NPLs $ 252,773 $ 21,533 $ 274,306 $ 252,773 $ 21,533 $ 274,306

Loan Delinquencies
Another key measure used to evaluate and

monitor the Corporation’s asset quality is loan

delinquencies. Loans delinquent 30 days
or more, as a percentage of their related portfolio

category on September 30, 2023 and December 31,

2022, are presented below.
Table 28 - Loan Delinquen

cies
(Dollars in thousands) September 30, 2023 December 31, 2022
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Commercial

Commercial multi-family $ 6,503 $ 2,328,433 0.28% $ 2,844 $ 2,321,713 0.12%
Commercial real estate
non-owner occupied 19,966 5,035,130 0.40 26,969 4,499,670 0.60
Commercial real estate
owner occupied 42,643 3,044,905 1.40 30,059 3,078,549 0.98
Commercial and industrial 37,656 6,527,082 0.58 59,604 5,839,200 1.02
Total Commercial

106,768 16,935,550 0.63 119,476 15,739,132 0.76
Construction

6,578 922,112 0.71 - 757,984 -
Leasing 29,331 1,698,114 1.73 21,487 1,585,739 1.36
Mortgage [1] 808,310 7,585,111 10.66 937,253 7,397,471 12.67
Consumer

Credit cards

37,070 1,077,428 3.44 24,065 1,041,870 2.31
Home equity lines of credit 5,491 67,499 8.13 4,684 71,916 6.51
Personal

57,578 1,952,168 2.95 45,299 1,823,579 2.48
Auto

152,740 3,633,196 4.20 129,089 3,512,530 3.68
Other 3,622 158,135 2.29 13,264 147,548 8.99
Total Consumer

256,501 6,888,426 3.72 216,401 6,597,443 3.28
Loans held-for-sale - 5,239 - - 5,381 -
Total

$ 1,207,488 $ 34,034,552 3.55% $ 1,294,617 $ 32,083,150 4.04%
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
The

ACL

incorporated

updates macroeconomic

scenarios

for

Puerto

Rico

and

the

United

States.

Given

that

any

one

economic
outlook is inherently uncertain, the Corporation leverages multiple scenarios to estimate its ACL. The baseline scenario continues to be assigned the highest probability, followed by the pessimistic scenario,

and then the optimistic scenario.
The

2023

annualized GDP

growth in

the

baseline scenario

improved to

1.7%

and

2.0%

for

Puerto

Rico

and

the

United

States,
respectively, compared to 1.5% and 1.6%

in the previous quarter. The 2023 forecasted average unemployment rate for

Puerto Rico
improved to

6.1% from

6.3% in

the previous

forecast, while

in the

United States

unemployment levels

remained at

3.6%, stable
when compared to the previous forecast.

At September

30, 2023,

the allowance

for credit

losses amounted

to $711

million, a

decrease of

$9 million,

when compared

with
December 31, 2022.

In PB the

ACL decreased by

$18 million from

December 31, 2022,

while in BPPR

the ACL increased

by $9
million. The Financial Accounting Standards Board

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
tax effect.

Excluding

ASU

2022-02

impact,

the

ACL

for

BPPR

increased by

$51

million,

while the

ACL

for

Popular

U.S

decreased

by

$15
million

from

December 31,

2022. The

increase in

BPPR

were mostly

driven by

higher reserves

for the

auto

and personal

loans
portfolios attributable to

credit normalization, changes

in macroeconomic scenarios,

and loan growth,

partially offset by

changes in
the

assignments

of

probability

weights

to

macroeconomic

scenarios,

as

previously

mentioned,

and

reductions

in

qualitative
reserves.

In

PB,

the

ACL

decrease was

mostly

due

to

the

implementation of

a

new

model for

the U.S.

commercial real

estate
portfolio. The new model is based on more granular regional

information for the Corporation’s portfolio and accounted for $15 million of PB’s reduction in ACL.
As

part

of

the

Corporation’s

model

governance

procedures

a

new

model

was

implemented

for

the

U.S

commercial

real

estate
segment. The new model

enhances techniques used to capture default

activity within the Corporation’s geographical footprint.

This
enhancement is considered a change

in estimate. As part of

the implementation analysis management evaluated the

credit metrics
of

the

portfolio

such

as

risk

ratings,

delinquency

levels,

and

low

exposure

to

the

commercial

office

sector.

Qualitative

reserves
continue to be maintained to address risks within

the U. S. commercial real estate segment.
The Corporation’s ratio of the allowance for

credit losses to loans held-in-portfolio was 2.09% on

September 30, 2023, compared to
2.25% on December 31,

2022.

The ratio of the

allowance for credit losses

to NPLs held-in-portfolio stood at

196.7%, compared to
163.9% on December 31, 2022.
The provision for

credit losses for

the period ended

September 30, 2023,

amounted to an

expense of $44

million, compared to

an
expense of $40 million for the period ended September 30, 2022. The provision expense related to the loans-held-in-portfolio for the nine-month period ended

September 30, 2023

was $126 million,

compared to an

expense of $35

million for the

nine-month period
ended

September

30,2022,

as

the

prior

period

included

reductions

in

reserves

due

to

post-pandemic

improvements

in

the
macroeconomic outlook and lower NCOs.

Refer to Note 9 – Allowance for credit losses – loans held-in-portfolio to the Consolidated
Financial Statements, and to the Provision for Credit

Losses section of this MD&A for additional information.

Table 29 - Allowance for Credit

Losses - Loan Portfolios
September 30, 2023
(Dollars in thousands) Total ACL
Total loans held-
in-portfolio
ACL to loans held-
in-portfolio
Total non-
performing loans
held-in-portfolio
ACL to non-
performing loans
held-in-portfolio
Commercial

Commercial multi-family
$ 15,223 $ 2,328,433 0.65% 588 N.M.

Commercial real estate non-owner occupied
67,149 5,035,130 1.33% 16,064 418.01%

Commercial real estate owner occupied
48,109 3,044,905 1.58% 38,966 123.46%

Commercial and industrial

103,585 6,527,082 1.59% 25,203 411.00%
Total Commercial

$ 234,066 $ 16,935,550 1.38% 80,821 289.61%
Construction 10,971 922,112 1.19% 6,578 166.78%
Leasing 10,198 1,698,114 0.60% 6,842 149.05%
Mortgage 91,904 7,585,111 1.21% 199,423 46.08%
Consumer

Credit cards
72,550 1,077,428 6.73% - N.M. %

Home equity lines of credit
2,387 67,499 3.54% 4,085 58.43%

Personal

126,116 1,952,168 6.46% 21,219 594.35%

Auto
155,436 3,633,196 4.28% 40,268 386.00%

Other Consumer

7,440 158,135 4.70% 2,287 325.32%
Total Consumer

$ 363,929 $ 6,888,426 5.28% 67,859 536.30%
Total $ 711,068 $ 34,029,313 2.09% 361,523 196.69%
N.M - Not meaningful.
Table 30 - Allowance for Credit

Losses - Loan Portfolios
December 31, 2022
(Dollars in thousands) Total ACL
Total loans held-
in-portfolio
ACL to loans held-
in-portfolio
Total non-
performing loans
held-in-portfolio
ACL to non-
performing loans
held-in-portfolio
Commercial

Commercial multi-family
$ 26,311 $ 2,321,713 1.13% 242 N.M.

Commercial real estate non-owner occupied
71,540 4,499,670 1.59% 25,116 284.84%

Commercial real estate owner occupied
57,081 3,078,549 1.85% 29,085 196.26%

Commercial and industrial

80,444 5,839,200 1.38% 38,596 208.43%
Total Commercial

$ 235,376 $ 15,739,132 1.50% 93,039 252.99%
Construction 4,246 757,984 0.56% - N.M.
Leasing 20,618 1,585,739 1.30% 5,941 347.05%
Mortgage 135,254 7,397,471 1.83% 262,879 51.45%
Consumer

Credit cards
58,670 1,041,870 5.63% - N.M.

Home equity lines of credit
2,542 71,916 3.53% 4,110 61.85%

Personal

118,426 1,823,579 6.49% 20,040 590.95%

Auto
129,735 3,512,530 3.69% 40,978 316.60%

Other Consumer

15,435 147,548 10.46% 12,454 123.94%
Total Consumer

$ 324,808 $ 6,597,443 4.92% 77,582 418.66%
Total $ 720,302 $ 32,077,769 2.25% 439,441 163.91%
N.M - Not meaningful.

Annualized net charge-offs (recoveries)
The following

tables present

annualized net charge-offs

(recoveries) to average

loans held-in-portfolio (“HIP”)

by loan

category for
the quarters and nine months ended September 30, 2023

and 2022.
Table 31 - Annualized Net Charge

-offs (Recoveries) to Average Loans

Held-in-Portfolio
Quarters ended
September 30, 2023 September 30, 2022
BPPR Popular U.S. Popular Inc. BPPR Popular U.S. Popular Inc.
Commercial

(0.48) % 0.10% (0.21) % (0.06) % (0.03) % (0.05) %
Construction 6.11 ― 1.21 ― ― ―
Mortgage (0.25) (0.02) (0.21) (0.14) (0.01) (0.12)
Leasing 0.35 ― 0.35 0.36 ― 0.36
Consumer 2.20 7.42 2.41 1.34 0.47 1.30
Total annualized

net charge-offs
(recoveries) to average loans held-in-
portfolio 0.44% 0.28% 0.39% 0.34% (0.01) % 0.24%
Nine months ended
September 30, 2023 September 30, 2022
BPPR Popular U.S. Popular Inc. BPPR Popular U.S. Popular Inc.
Commercial

(0.20) % 0.03% (0.10) % (0.15) % (0.02) % (0.09) %
Construction 2.14 ― 0.45 (0.67) (0.24) (0.33)
Mortgage (0.24) (0.02) (0.20) (0.21) ― (0.18)
Leasing 0.28 ― 0.28 0.14 ― 0.14
Consumer 1.96 5.65 2.12 1.06 0.44 1.03
Total annualized

net charge-offs
(recoveries) to average loans held-in-
portfolio 0.44% 0.19% 0.36% 0.18% (0.02) % 0.13%
NCOs for

the quarter

ended September 30,

2023 amounted to

$33 million, increasing

by $15

million when compared

to the

same
period in

2022. The

BPPR segment

increased by

$7 million

mainly driven

by higher

consumer NCOs

by $16

million, reflective

of
post-pandemic credit

normalization, in

part offset

by lower

commercial NCOs

by $9

million, mainly

due to

$10.8 million

recovery
from a

commercial loan pay-off

during the third

quarter of 2023.

The PB segment

NCOs increased by

$7 million,

mainly driven by
higher consumer and commercial NCOs by $5 million

and $3 million, respectively.
NCOs for

the nine

months ended

September 30,

2023 amounted

to $89

million, increasing

by $61

million when

compared to

the
same period in 2022. The BPPR segment increased by $47

million mainly driven by higher consumer NCOs by $47 million, primarily due

to

the

expected continued

credit

normalization, coupled

with

an $11

million

line

of

credit

charge-off

on

a single

relationship
during the first

quarter of 2023.

The PB segment

NCOs increased by

$15 million, mainly

driven by higher

consumer NCOs by

$11
million.
Loan Modifications
For the

nine months

ended September

30, 2023,

modified loans

to borrowers

with financial

difficulty amounted

to $401

million, of
which $377 million are in accruing status. The BPPR segment’s modifications to borrowers with financial difficulty amounted to $349 million, mainly comprised

of commercial and

mortgage loans of

$272

million and

$71 million, respectively.

A total

of $48 million

of

the mortgage modifications

were related to

government guaranteed loans.

The Popular U.S.

segment’s modifications to

borrowers
with financial difficulty amounted to $52 million, of

which $41 million were commercial loans.
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
Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f)
and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
Issuer Purchases of Equity Securities
Not in thousands
Period
Total Number of
Shares Purchased [1]
Average Price Paid per
Share
Total Number of

Shares
Purchased as Part of Publicly
Announced Plans or Programs
Approximate Dollar Value of
Shares that May Yet be
Purchased Under the Plans or
Programs
July 1 - July 31 3,744 $ 59.12 - $-
August 1 - August 31 - - - -
September 1 - September 30 272 67.94 - -
Total

4,016 $ 59.72 - -
[1] Includes 3,744 and 272

shares of the Corporation’s

common stock acquired by

the Corporation during July

2023 and September 2023,

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

(as defined in Item 408(c) of Regulation

S-K).

Item 6.

Exhibits

Exhibit Index
Exhibit No Exhibit Description
3.1
Amended and Restated By-laws of Popular, Inc. (incorporated by reference to Exhibit 3.1 of Popular,
Inc.’s Current Report on Form 8-K dated September 28, 2023 and filed on October 3, 2023)
22.1
Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22.1 of Popular, Inc.’s Annual
Report on Form 10-K for the year ended December 31, 2022)
31.1
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(1)
31.2
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(1)
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
POPULAR, INC.
(Registrant)
Date: November 9, 2023 By: /s/ Carlos J. Vázquez
Carlos J. Vázquez
Executive Vice President &
Chief Financial Officer
Date: November 9, 2023 By: /s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller