Form 10-K
period 2023-12-31
POPULAR, INC.
filed 2024-02-29
CIK 763901

1
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-K
[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934
For the Fiscal Year Ended
December 31, 2023
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

Act). Yes

No
X

As of June 30, 2023, the aggregate market

value of the Common Stock held by non-affiliates of

Popular, Inc. was approximately $
4.3
billion based upon the reported closing price of $60.52

on the Nasdaq Global Select Market on that

date.

As of February 27, 2024, there were
72,254,015

shares of Popular, Inc.’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Popular,

Inc.’s definitive proxy

statement relating to the

2024 Annual Meeting

of Stockholders of Popular,

Inc. (the “Proxy
Statement”) are incorporated herein by reference in response to Items 10 through

14 of Part III. The Proxy Statement will be

filed with
the Securities and Exchange Commission (the “SEC”)

on or about March 27, 2024.

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
●

unforeseen

or

catastrophic

events,

including

extreme

weather

events,

including

hurricanes,

other

natural

disasters,
man-made disasters, acts of violence or war or

pandemics, epidemics and other health-related

crises, or the fear of any
such event

occurring, any of

which could cause

adverse consequences for

our business, including,

but not

limited to,
disruptions in our operations;

●

our ability to

achieve the expected

benefits from our

transformation initiative, including

our ability to

achieve projected
earnings, efficiencies and our targeted sustainable return on tangible common equity of 14% by the end

of 2025;
●

risks related to Popular’s acquisition of certain information technology and related assets formerly used by Evertec, Inc.
to

service certain

of Banco

Popular de

Puerto Rico’s

key channels,

as well

as the

entry into

amended and

restated
commercial agreements (the “Evertec Business Acquisition

Transaction”);
●

the fiscal and monetary policies of the federal government

and its agencies;
●

changes in

federal

bank regulatory

and supervisory

policies, including

required levels

of

capital, liquidity,

resolution-
related requirements and the impact of other proposed

capital standards on our capital ratios;
●

additional

Federal Deposit Insurance Corporation (“FDIC”) assessments,

such as the special assessment implemented
by the FDIC to recover the losses to the deposit insurance fund (“DIF”)

resulting from the receiverships of Silicon Valley
Bank and Signature Bank;
●

regulatory approvals

that may

be necessary

to undertake

certain actions

or consummate

strategic transactions,

such
as acquisitions and dispositions;
●

the

relative strength

or

weakness

of

the

consumer and

commercial credit

sectors

and

of

the

real

estate markets

in
Puerto Rico and the other markets in which

our borrowers are located;
●

a deterioration in the credit quality of our

clients, customers and counterparties;
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
●

potential judgments,

claims, damages,

penalties, fines,

enforcement actions

and

reputational damage

resulting from
pending or future litigation and regulatory or government

investigations or actions;
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

TABLE OF CONTENTS
PART I Page
Item 1 Business 7
Item 1A Risk Factors 24
Item 1B Unresolved Staff Comments 38
Item 1C Cybersecurity 38
Item 2 Properties 41
Item 3 Legal Proceedings 41
Item 4 Mine Safety Disclosures 41
PART II
Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities
41
Item 6 [Reserved] 44
Item 7
Management’s Discussion and Analysis of Financial Condition

and Results of
Operations
44
Item 7A
Quantitative and Qualitative Disclosures About Market

Risk
44
Item 8 Financial Statements and Supplementary Data 44
Item 9
Changes in and Disagreements with Accountants

on Accounting and Financial
Disclosure
44
Item 9A Controls and Procedures 45
Item 9B Other Information 45
Item 9C
Disclosure Regarding Foreign Jurisdictions that Prevent

Inspections
45
PART III
Item 10 Directors, Executive Officers and Corporate Governance 45
Item 11 Executive Compensation 46
Item 12
Security Ownership of Certain Beneficial Owners

and Management and
Related Stockholder Matters
46
Item 13
Certain Relationships and Related Transactions, and Director

Independence
46
Item 14 Principal Accountant Fees and Services 46
PART IV
Item 15 Exhibits and Financial Statement Schedules 46
Item 16 Form 10-K Summary 47

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

$70.8 billion, total

deposits of

$63.6 billion

and stockholders’
equity of $5.1 billion at

December 31, 2023. At December 31,

2023, we ranked among the

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
as investment and

insurance services, and commercial

direct financing leases through

specialized subsidiaries. PB’s deposits
are insured under the DIF of the FDIC.
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

unsecured personal

loans, credit

cards, and

automobile loans,

and to

a
lesser extent home equity lines of credit (“HELOCs”)

and other loans made by banks to individual

borrowers.

(4) Construction.

Construction loans are CRE loans to companies,

community or homeowners’ associations, or developers used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property.

Our construction loan

portfolio primarily consists

of retail, residential

(land and condominiums),

office and warehouse
product types.

(5) Lease Financings. Lease financings are offered by

BPPR and are primarily comprised of automobile loans/leases made through automotive dealerships.
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

However, approximately 55% of our loan portfolio at December 31, 2023 consisted of real estate-related

loans, including residential

mortgage loans, construction

loans and commercial

loans secured by

commercial
real estate. The table below presents the distribution

of our loan portfolio by loan category at

December 31, 2023.
Loan category
(Dollars in millions) BPPR % PB % POPULAR %
C&I $4,796 20 $2,330 22 $7,126 20
CRE 4,695 19 5,888 56 10,583 30
Construction 170 1 789 7 959 3
Leasing 1,732 7 - - 1,732 5
Consumer 6,726 27 243 2 6,969 20
Mortgage 6,392 26 1,304 13 7,696 22
Total $24,511 100 $10,554 100 $35,065 100
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

Some commercia

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
and restructurings

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

the modification

;

(ii)

the

borrower

has declare

d

or is in

the

process

of declarin

g

bankruptcy;

(iii)

there

is significan

t

doubt

as to

whether

the

borrower
will

continue

to

be

a

going

concern;

(iv)

the

borrower

has

securities

that

have

been

delisted,

are

in

the

process

of

being
delisted,

or

are

under threa

t

of bein

g

delisted

from

an exchange

;

(v) based

on estimates

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

name-
level, which
monitors

lending

concentration

to

a

single

borrower

or

a

group

of

related

borrowers,

including

specific

lending
limits

based

on industr

y

or other

criteria,

such

as a percentage

of the

banks’

capital.
Refer to Note 2 and Note 9 to the Consolidated Financial Statements included in this Form 10-K, for additional information
on loan modifications to borrowers with financial difficulties.
Competition
The

financial

services

industry

in

which

we

operate

is

highly

competitive.

In

Puerto

Rico,

our

primary

market,

the
banking

business

is

highly

competitive

with

respect

to

originatin

g

loans,

acquiring

deposits

and

providing

other

banking
services.

Most

of

our

direct

competitio

n

for

our

products

and

services

comes

from

commercial

banks and

credit unions.
The

principal

competitors

for

BPPR

include

locally

based

commercial

banks

and

a

few

large

U.S.

and

foreign

banks

with
operations in

Puerto Rico.

While

the

number of

banking competitors

in Puerto

Rico

has been

reduced

in

recent years

as

a
result

of

consolidations,

these

transactions

have

allowed

some

of

our

competitors

to

gain

greater

resources,

such

as

a
broader range of products

and services.
We

also

compete

with

specialized

players

in th

e

local

financial

industry

that

are

not subjec

t

to

the

same

regulatory
restrictions

as domestic

banks

and bank holdin

g

companies.

Those

competitors

include

brokerage

firms,

mortgage

companies,
insurance

companies,

automobile

and

equipment

finance

companies,

local

and

federal

credit

unions

(locally

known

as
“cooperativas”),

credit car

d

companies,

consumer

finance

companies,

institutional

lenders

and other

financial

and non-financia

l
institutions

and

entities.

Credit

unions

generally

provide

basic

consumer

financial

services.

These

competitors

collectively
represent a significant

portion of the

market and have

a lower cost structure

and fewer regulatory

constraints.
In

the

United

States

we

continue

to

face

substantial

competitive

pressure

as

our

footprint

resides

in

the

two

large,
metropolitan markets of

New York

City / Northern

New Jersey and

the greater Miami

area.

There is a

large number of

community
and

regional

banks

along

with

national

banking

institutions

present

in

both

markets,

many

of

which

have

a

larger

amount

of
resources than us.
In both

Puerto Rico

and the

United States,

the primary

factors in

competing

for business

include

pricing,

convenience
of branch

locations

and other

delivery

methods,

range of

products offered,

and the

level of

service delivered.

We must

compete
effectively

along

all

these

parameters

to

be

successful.

We

experience

pricing

pressure

as

some

of

our

competitors

seek

to
increase

market

share

by

reducing

prices

for

services

or

the

rates

charged

on

loans,

increasing

the

interest

rates

offered

on
deposits

or offering

more flexible

terms. Increased

competition

could require

that we

increase

the rates

offered

on deposits

and
lower the rates

charged on loans,

which could adversely

affect our profitability.
Economic

factors,

along

with

legislative

and

technological

changes,

have

an

ongoing

impact

on

the

competitive
environment

within

the financia

l

services

industry.

We work

to anticipat

e

and adap

t

to dynamic

competitive

conditions

whether
through developing

and marketing

innovative

products

and services,

adopting

or developin

g

new technologie

s

that

differentiat

e
our products

and

services,

cross-marketing,

or

providing

personalized

banking

services.

We

strive

to

distinguish

ourselves
from

other

banks

and

financial

services

providers

in our

marketplace

by providin

g

a high

level

of service

to enhance

customer

loyalty

and to attrac

t

and retain

business.

However,

we can

provide

no assurance

as

to

the

effectiveness

of

these

efforts

on
our

future

business

or

results

of

operations,

and

as

to

our

continued

ability

to

anticipate

and

adapt

to

changing
conditions,

and

to

sufficientl

y

improve

our

services

and/or

banking

products,

in

order

to

successfully

compete

in

our

primary
service

areas.
Human Capital Management
Popular

seeks

to

embody

our

purpose

of “putting

people

at the

center

of progress”

throughout

its human

capital

management.
Attracting,

developing

and

retaining

top

talent

in

an

environment

that

promotes

wellness,

diversity,

inclusion,

learning

and
transparency

are

fundamental

pillars

of

our

long-term

strategy.

As

of

December

31,

2023,

Popular

has

approximately

9,237
employees,

none of whom

are represented

by a collective

bargaining group.

Nurturing Well-Being: Employee Health & Financial

Security
Popular believes

that the

health and

financial

wellness of

Popular’s employees

is essential

to enable

Popular to

effectively

serve
its customers

and contribute

positively

to the

communities

where it

operates.

Our health

and wellness

program includes

health,
pharmacy,

vision and

dental insurance,

as well

as other

wellness

initiatives.

Our programs

seek to

ensure that

healthcare

being
both accessible

and affordable

for our

employees,

with Popular

covering

up to

90% of

health

insurance

premiums,

a figure

that
surpasses

regional

benchmarks.

In

2023,

we

launched

a

leadership

guide

on

mental

health

to

support

leaders

in

promoting
emotional

wellness

within

their

teams

and

engaging

with

team

members

who

may

be

facing

mental

health

challenges.
Additionally,

the Corporation

promotes employee

health and

wellbeing by

encouraging

annual physical

exams and

maintaining

a
health

and

wellness

center

at

its

Puerto

Rico-based

corporate

offices

staffed

with

healthcare

providers,

where

employees

can
complete

their

physical

exam,

receive

acute

care

or visit

a nutritionist

or

psychologist

free

of charge.

Our

health

and

wellness
center received

over 15,680 visits

from employees

during 2023.

Popular

also seeks

to foster

work-life

balance by

providing

paid time

off benefits

to our

employees,

including community

service
leave,

paid

parental

leave

and

flexible

work

arrangements.

Our

hybrid

work

model,

accessible

to

approximately

half

of

our
workforce,

underscores our

commitment to

flexible work

environments.

Moreover,

we continuously

offer activities

and workshops
centered on

physical fitness

and personal financial

management.

Popular

further

provides

a 401(k)

savings

and investment

plan, in

which

98% of

employees

participate.

Popular

matches

$0.50
for every

dollar

the employee

contributes

to the

401(k)

plan,

up to

8% of

their

salary.

Moreover,

Popular

offers

a profit

-sharing
plan,

contingent

upon

the

achievement

of

pre-set

financial

goals,

to

further

align

employee

compensation

with

its

collective
success.

The

profit-sharing

plan

allows

employees

to

receive

up to

8%

of

their

eligible

compensation

(capped

at

$70,000),

of
which

the

first

4%

is

paid

in

cash

and

anything

beyond

such

percent

is

paid

to

the

employee’s

Savings

and

Investment

Plan
account. Popular

regularly

evaluates employees’

base compensation

to better

compete with

the salaries

paid in similar

positions
in

other

companies.

Our

ongoing

enhancements

to

our

employees’

compensation

includes

market-aligned

salary

adjustments,
merit increases

and raising

our hourly

pay rates to

$15 per hour

in Puerto Rico

and $16 per

hour in the Virgin

Islands as

of 2023,
and $17

per hour

in Florida

and $20 per

hour in

New York

and New Jersey

as of 2022.

In 2023,

we invested

more than

$22.5M
in enhancing

our employees’

compensation.

Empowering Growth: Our Commitment to Talent Development
We

are

committed

to

fostering

the

continuous

development

and

upskilling

of

our

employees

and

believe

it

is

fundamental

to
maintaining

our

competitive

edge.

Towards

that

end,

Popular

provides

development

opportunities

aimed

at

strengthening

our
employees’

knowledge,

abilities

and skills

to support

their

personal

growth which,

in turn,

seeks

to enhance

Popular’s

business
strategies

and

organizational

competencies.

Our

40,000

square

foot

Development

Center

in

San

Juan,

Puerto

Rico

and

our
satellite

facilities

in New

York,

South Florida,

and the Virgin

Islands offer

year-round

training sessions,

activities

and workshops.
In 2023,

we transitioned

back to

in-person

sessions,

but also

continued

offering

virtual

training

programs.

Our seven

corporate
academies

had

more

than

8,000

registrations

from

our

employees

during

2023,

approximately

1,600

more

than

in

2022.

Our
commitment

to continuous

learning

is further

supported

by offering

our employees

access to

LinkedIn

Learning,

which provides
an extensive

library

of over

16,000

e-learning

courses.

In 2023,

users

totaled

61% of

our employees,

an increase

of 24%

from
2022, for a

total of 17,006

hours logged

during the year.

Our

focus

on

training

and

development

has

provided

internal

growth

opportunities

to

our

workforce.

As

a

result,

the
Corporation’s

internal mobility

rate in 2023

was 36%. This

included employees

who applied

or were selected

for vacancies,

were
promoted,

or

had

lateral

movements.

Additionally,

we

invested

in

the

education

of

over

100

practitioners

through

Accelerated
Development

Programs

focused

on

data

science,

analytics,

process

excellence,

and

program

management.

The

Corporation
also

offered

its

employees

advanced

training

in

software

engineering,

including,

but

not

limited

to,

coding

and

software
development.
Leadership

development

remains

a

priority

at

Popular,

as

we

believe

it

is

vital

for

driving

results,

maintaining

employee
engagement

and achieving

our strategic

objectives.

With this

in mind,

we launched

a new

leadership

program

in 2023

focused
on

exploring

the

role

Popular’s

leaders

play

in

creating

the

right

environment

for

our

culture

to

thrive.

Our

organizational
development

strategy

aims

to

enhance

both

organizational

and

leadership

effectiveness

by

preparing

us

to

meet

future
challenges.

In

2023,

we

facilitated

organizational

development

interventions

that

focused

on

change

management,

team
alignment, and

leader effectiveness.
Enhancing Leadership Continuity through Strategic

Succession Planning
Popular’s business

strategy further

takes into

account succession

planning to

ensure effective

leadership transitions.

Succession
plans for

senior management

are developed

by the CEO

and presented

to the Board

of Directors.

Popular’s succession

planning
also

leverages

our

Executive

Talent

Management

Program

(the

“Program”)

that

seeks

to

identify

high-potential

and

high-
performing

managers,

which

are

provided

with

learning

opportunities

to

enhance

their

skills

and

prepare

them

for

senior
management positions.
Diversity, Equity and Inclusion
Popular

is

committed

to

fostering

a

diverse,

equitable

and

inclusive

workplace.

As

of

December

31,

2023,

64.5%

of

the
Corporation’s

employees were

female, and

35.5% were male.

Women accounted

for 63% of first

and mid-level

management and
36.6%

of

executive-level

management

as

of

such

date.

We

have

recently

enriched

our

talent

pool

with

the

inclusion

of
professionals

from Latin America,

thereby enhancing

multicultural

diversity

within our organization.

Central to

our diversity

efforts
is our

multidisciplinary

Diversity,

Equity and

Inclusion

(“DEI”)

Council,

which is

overseen

by our

Corporate

Diversity

Officer.

Our
DEI Policy

is committed

to attracting,

retaining

and developing

a diverse

employment

population;

fostering

a work

environment
where

employees

are

treated

equitably

and

with

respect;

and

seeking,

creating,

and

maintaining

business

relationships

with
diverse suppliers.
We

are

committed

to

fair

pay

and

conduct

related

pay

analyses

on

an

annual

basis.

The

results

for

2023

revealed

a

1.8
percentage

point

improvement

in

Puerto

Rico

and

the

Virgin

Islands

and

a

6.4

percentage

point

improvement

in

the

United
States

in

our

gender-related

pay

differences

compared

to

the

end

of

2022.

Our

commitment

to

gender

equality

has

been
recognized

in the Bloomberg

Gender Equality

Index for two

consecutive

years (2021-2022

and 2022-2023).

Our

Employee

Resource

Groups

(“ERGs”)

are

key

resources

that

support

our

DEI

strategy.

In

2023,

our

existing

ERGs
witnessed

substantial

growth

in

membership.

Popular

Pride,

our

ERG

focused

on

the

LGBTQ+

community,

seeks

to

enhance
organizational

awareness

and engagement

of LGBTQ

issues.

Network

of Women

in Popular,

focused

on empowering

women,
and

Popular

Embrace,

focused

on

functional

diversity,

also

achieved

notable

milestones,

including

partnering

with

our

human
resources

division

to

educate

and

promote

specific

wellness

initiatives

and

efforts.

Additionally,

during

2023

we

established

a
Black/African

American ERG in

the US.

Popular also

supports victims

of gender-based

violence and

provides a

special leave

of 15 days

eligible to

employees

located in
Puerto Rico

in order to

handle situations

related to gender

violence, domestic

violence or

stalking.
Employee Experience
Popular

aims

to

provide

an

exceptional

employee

experience

that

inspires

its

employees

to

deliver

outstanding

service

to
customers

and communities.

We

recognize

the

dynamic

nature

of employee

needs

and

expectations

and

have implemented

a
more

robust

approach

to measure

and

understand

the

employee’s

journey.

In

2023,

we revised

our

comprehensive

Employee
Engagement

&

Experience

Survey

program

to

(i)

increase

our

assessments

from

biennial

to

quarterly

and

annually

and

(ii)
include

additional

surveys

that

measure

the

end-to-end

employee

journey

from

recruiting

and

onboarding

to

offboarding.

We

believe that

the insights

received from

these surveys

have allowed

us to

introduce

people initiatives

that have

helped us

reduce
our turnover

rate to 7.9%

as of the

end of 2023,

a 2.9 percentage

point improvement

from 2022.

Our voluntary

turnover rate

also
saw a notable

decrease to

6.4%, down

2.4 percentage

points from

the previous

year.

Furthermore,

the survey

has enabled

us to
monitor

our employee

loyalty

score

and identify

initiatives

to maintain

or enhance

our current

score

of 84%,

which positions

us
within the 75th

percentile of

the Qualtrics

global benchmark

and above the

average benchmark

of the financial

industry.
Board Oversight in Human Capital
The

Talent

and

Compensation

Committee

of

the

Corporation’s

Board

of

Directors

has

oversight

responsibility

for

the
Corporation’s

human capital

management.

As part

of its

responsibilities,

the Talent

and Compensation

Committee

reviews and
advises

management

on the

Corporation’s

general

compensation

philosophy,

programs

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
Enhanced Prudential Standards
Under

the

Dodd-Frank

Wall

Street

Reform

and

Consumer

Protection

Act

(the

“Dodd-Frank

Act”),

as

modified

by

the
Economic

Growth,

Regulatory

Relief,

and

Consumer

Protection

Act

and

the

federal

banking

regulators’

2019

“Tailoring

Rules,”
banking

organizations are

categorized based

on status

as

a U.S.

G-SIB,

size

and four

other risk-based

indicators. Among

bank
holding companies with $100

billion or more in

total consolidated assets, the

most stringent standards apply

to U.S. G-SIBs,

which
are subject to Category I standards and the

least stringent standards apply to Category IV organizations, which have between $100 billion and $250 billion in total consolidated assets and less than $75 billion in all four other risk-based indicators and which are also
not U.S. G-SIBs. Bank holding companies with total consolidated assets of $50 billion or more are subject to risk committee and risk management requirements. As of December 31, 2023,

Popular had total consolidated assets of $70.8 billion.
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
Resolution Planning and Resolution-Related Requirements
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

more are required to

submit to the FDIC

periodic contingency plans
for

resolution

in

the

event

of

the

institution’s

failure.

In

2018,

the

FDIC

issued

a

moratorium

on

resolution

plans

for

insured
depository institutions

with more

than $50

billion in

assets. The

moratorium is

still in

effect for

insured depository

institutions with
more than

$50 billion

but less

than $100

billion in

assets. On

August 29,

2023, the

FDIC proposed

amendments to

the resolution
planning requirements

for insured

depository institutions

with $50

billion or

more in

total assets.

The amendments

would require
insured depository institutions with between $50 billion and

$100 billion in assets to submit informational filings on

a two-year cycle,
with an interim supplement updating key information

submitted in the off years.

On August

29, 2023,

the Federal

Reserve Board,

FDIC and

Office of

the Comptroller

of the

Currency (“OCC”)

issued a
proposed

rule

that

would

require

bank

holding

companies

and

insured

depository

institutions

with

$100

billion

or

more

in
consolidated assets (as well as their insured depository institution affiliates) to maintain minimum amounts of eligible long-term debt
(generally, debt

that is unsecured, has

a maturity greater than one

year from issuance and satisfies

additional criteria), subject to a
three-year phase-in

period. The

proposal would

also apply

“clean holding

company” requirements

to Category

II through

IV bank
holding companies, which would, among other things, prohibit entering into derivatives and certain other

financial contracts with third
parties.
As of December 31, 2023, Popular,

PNA, BPPR and PB’s total assets were below

the thresholds for applicability of these
rules, except that BPPR would be subject to the

FDIC’s proposed amendments to its resolution planning requirements applicable to insured depository institutions

with more than

$50 billion but

less than $100

billion in assets

(if those amendments

are adopted as
proposed).
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

After the effect of

potential base-rate adjustments, the total base assessment rate could range
from 1.5 to 40 basis points on an annualized

basis.
In

October

2022,

the

FDIC

finalized

a

rule

that

increased

initial

base

deposit

insurance

assessment

rates

by

2

basis
points, beginning with the first quarterly assessment period of 2023. The FDIC, as required under the Federal Deposit Insurance Act

(“FDIA”), established

a plan

in September

2020 to

restore the

DIF reserve

ratio to

meet or

exceed the

statutory minimum

of 1.35
percent within

eight years. The

increased assessment is

intended to improve

the likelihood that

the DIF

reserve ratio would

reach
the required minimum by the statutory deadline

of September 30, 2028.
As

of

December

31,

2023,

we

had

a

DIF

average

total

asset

less

average

tangible

equity

assessment

base

of
approximately $66 billion.
On

November 16,

2023,

the

FDIC finalized

a

rule

that

imposes

a special

assessment to

recover the

costs to

the

DIF
resulting

from

the

FDIC’s

use,

in

March

2023,

of

the

systemic

risk

exception to

the

least-cost resolution

test

under the

FDIA

in
connection with the

receiverships of Silicon

Valley Bank

and Signature Bank.

The FDIC estimated

in approving the

rule that those
assessed losses

total approximately $16.3

billion. The

rule provides

that this

loss estimate

will be

periodically adjusted, which

will
affect

the

amount

of

the

special assessment.

Under the

rule, the

assessment

base

is

the

estimated uninsured

deposits that

an
insured depository

institution reported

in its

Consolidated Reports of

Condition and Income

(“Call Report”)

at December

31, 2022,
excluding the

first

$5 billion

in estimated

uninsured deposits.

For a

holding company

that

has more

than one

insured depository
institution

subsidiary,

such

as

Popular,

the

$5

billion

exclusion

is

allocated

among

the

company’s

insured

depository

institution
subsidiaries in

proportion to

each insured

depository institution’s

estimated uninsured

deposits. The

special

assessments will

be
collected at

an annual

rate of

approximately 13.4 basis

points per year

(3.36 basis

points per

quarter) over eight

quarters in

2024
and 2025,

with the

first assessment

period beginning

January 1,

2024. Because

the estimated

loss pursuant

to the

systemic risk
determination

will

be

periodically adjusted,

the

FDIC

retains the

ability to

cease

collection

early,

extend the

special

assessment
collection period and

impose a final

shortfall special assessment

on a one-time

basis. Popular expects the

special assessments to
be

tax

deductible. The

total

of

the assessments

for Popular

is

estimated at

$71.4 million

and such

amount

was recorded

as

an
expense in

the quarter

of adoption

(the quarter

ended December

31, 2023).

As of

December 31,

2023, the

FDIC’s loss

estimate
described in the final rule

had increased by approximately $4.1 billion to $20.4

billion, or approximately 25%. If such increase

in the
FDIC’s

loss

estimate

remains

unchanged and

is

assessed

in

the

same

manner,

the

Corporation estimates

that

the

incremental
expense for the special assessments could be approximately

$18 million.
Brokered Deposits
The FDIA

and regulations

adopted thereunder

restrict the

use of

brokered deposits

and the

rate of

interest payable

on
deposits for institutions

that are less

than well capitalized.

Popular does not

believe the brokered

deposits regulations have

had or
will have a material effect on the funding or liquidity

of BPPR and PB.
Capital Adequacy
Popular, PNA,

BPPR and PB are

each required to comply

with applicable capital adequacy standards

established by the
federal

banking

agencies

(the

“Capital

Rules”),

which

implement

the

Basel

III

framework

set

forth

by

the

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

banking

organizations

that

are

not

subject

to

Categories

I

or

II

standards

under

the
framework for

banking organizations

with $100

billion or

more in

assets, including

Popular,

BPPR and

PB, may

make a

one-time
permanent election to continue to

exclude these items. Popular,

BPPR and PB have

made this election in order

to avoid significant
variations in

the level

of capital

depending upon

the impact

of interest

rate fluctuations

on the

fair value

of their

available for

sale
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

31, 2023,
Popular has

$193 million

of trust

preferred securities

outstanding which

no longer

qualify for

Tier

1 capital

treatment, but

instead
qualify for Tier 2 capital treatment.
The Capital Rules also provide for a number of deductions

from and adjustments to CET1.

Banking organizations that are
not subject to Category

I or II standards

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

On

July

27,

2023,

the

federal

banking

regulators

proposed

revisions

to

the

Capital

Rules

to

implement

the

Basel
Committee’s

2017

standards

and

make

other

changes

to

the

Capital

Rules,

including

the

ability

of

banking

organizations

in
Categories III and

IV to

elect not to

recognize most elements

of AOCI in

regulatory capital. The

proposal introduces revised

credit
risk, equity risk, operational risk, credit valuation adjustment risk and market risk requirements, among other changes. However,

the
revised capital requirements of the proposed rule would not apply to Popular, BPPR, or PB because they have less than $100 billion
in total consolidated assets and trading assets and

liabilities below the threshold for market risk

requirements.
In

December

2018,

the

federal

banking

agencies

approved

a

final

rule

modifying

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

Refer to the Consolidated Financial Statements in this Form 10-K., Note 21 and Table 9 of

Management’s Discussion and
Analysis for the capital ratios of Popular, BPPR and PB under Basel III. Refer to the Consolidated Financial Statements in this Form
10-K Note 2 for more information regarding CECL.

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
Significantly

undercapitalized

depository

institutions

may

be

subject

to

a

number

of

requirements

and

restrictions,
including orders to

sell sufficient voting

stock to become

adequately capitalized, requirements to

reduce total assets

and cessation
of receipt

of deposits

from correspondent

banks. Critically

undercapitalized depository

institutions are

subject to

appointment of

a
receiver or conservator.
The capital-based prompt

corrective action provisions

of the FDIA

apply to

the FDIC-insured depository

institutions such
as

BPPR

and

PB,

but

they

are

not

directly

applicable

to

holding

companies

such

as

Popular

and

PNA,

which

control

such
institutions. As of December 31, 2023,

both BPPR and PB met the quantitative requirements

for ‘well capitalized’ status.
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

considering those

years’ dividend

activity,

less any

required transfers to

surplus or

to a

fund for

the retirement

of any
preferred stock. During the year

ended December 31, 2023, BPPR declared

cash dividends of $200

million, a portion of

which was
used by Popular for the payments of the cash dividends on its outstanding common stock. At December 31, 2023, BPPR needed to obtain prior approval of the Federal Reserve Board before declaring a dividend in excess of $387 million due to its

retained income,
declared dividend activity and transfers to statutory reserves over the three year’s ended December 31, 2023. In addition, a member

bank may

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

2023, PB

declared cash dividends

of $50

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

into new financial activities

and merge with or

purchase other financial institutions.

On October 24, 2023,

the
OCC,

the

Federal

Reserve

Board,

and

the

FDIC

jointly

issued

a

final

rule

to

modernize

the

federal

banking

agencies’

CRA
regulations and respond to changes in the

banking industry. Among other

items, the final rule introduces new tests

under which the
performance of banks will

be assessed and includes

data collection and reporting requirements,

many of which are

applicable only
to banks with over

$10 billion in assets, such

as BPPR and PB.

The effective date of

the final rule is

April 1, 2024; however,

banks
will not be required to begin complying with certain provisions of the final rule until January 1, 2026, with data reporting requirements becoming applicable on January 1, 2027.

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
In

October

2023,

the

Federal

Reserve

Board

proposed

amendments

to

its

rules

on

interchange

fees.

The

proposed
changes would establish a

maximum permissible interchange fee of

no more than

14.4 cents per transaction

plus four basis points
multiplied by

the value

of the

transaction. The

fraud prevention

adjustment would

be increased

to 1.3

cents per

transaction. The
proposed rule would also establish an automatic update of the interchange fee cap every other year based on a survey of debit card issuers.
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
On October

19, 2023,

the CFPB

proposed a

new rule

to implement

Section 1033

of the

Consumer Financial

Protection
Act

that

would require

a provider

of

payment accounts

or

products, such

as a

bank, to

make data

available to

consumers upon
request regarding the products or services they obtain from the provider. Any such data provider would also have to make such data
available to third

parties, with the consumer’s

express authorization and through

an interface that satisfies

formatting, performance
and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the

consumer.

Data

that

would

be

required

to

be

made

available under

the

rule

would

include

transaction

information,

account
balance, account

and routing

numbers, terms and

conditions, upcoming bill

information, and certain

account verification data.

The
proposed

rule

is

intended

to

give

consumers

control

over

their

financial

data,

including

with

whom

it

is

shared,

and

encourage
competition in the provision of consumer financial products or services. For banks with at least $850 million and less than $50 billion in

total

assets,

compliance

with

the

proposed

rule’s

requirements

would

be

required

approximately

two

and

a

half

years

after
adoption of the final rule. For

banks with at least $50 billion and

less than $500 billion in total

assets, compliance with the proposed
rule’s requirements would be required approximately

one year after adoption of the final rule.
On

January

17,

2024,

the

CFPB

proposed

a

rule

that

would

significantly

reform

the

regulatory

framework

governing
overdraft practices applicable

to banks such

as BPPR and

PB that have

more than $10

billion in assets.

The proposed rule

would
modify

or

eliminate

several

long-standing

exclusions

from

requirements

generally

applicable

to

consumer

credit

that

previously
exempted certain overdraft practices.

The proposal would also generally require banks to restructure many overdraft fees, overdraft lines

of credit,

and other

overdraft practices

as separate

consumer credit

accounts that

would be

subject to

those requirements.
These changes

to the

regulatory framework could

result in

BPPR and

PB, among

other things,

facing higher

compliance costs

in
charging

overdraft

fees,

experiencing

a

decreased

ability

to

recover

amounts

extended

as

overdraft

protection,

reducing

the
availability of overdraft protection, and/or charging lower

overdraft fees.
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
requires

financial

institutions

regulated

by

the

NYSDFS,

including

PB,

to,

among

other

things,

(i)

establish

and

maintain

a
cybersecurity program designed

to enhance the

confidentiality, integrity

and availability of

their information systems;

(ii) implement
and maintain a written

cyber security policy setting forth

policies and procedures for the

protection of their information systems

and
nonpublic

information;

and

(iii)

designate

a

Chief

Information

Security

Officer.
On

November

1,

2023,

the

NYSDFS

adopted
amendments to

its

cybersecurity regulations

that

represent

a

significant

update

to

the

regulation of

cybersecurity practices.

The
amendments

generally

fall

within

the

following

five

categories:

(i)

increased

mandatory

controls

associated

with

common

attack
vectors,

(ii)

enhanced

requirements

for

privileged

accounts,

(iii)

enhanced

notification

obligations,

(iv)

expansion

of

cyber
governance

practices

and

(v)

additional cybersecurity

requirements for

larger companies.

Most

of

the

amendments

will

become
effective 180 days after adoption.
On

July

6,

2023,

the

SEC

adopted

new

rules

that

would

require

registrants,

such

as

Popular,

to

(i)

report

material
cybersecurity incidents

on Form

8-K and,

(ii) disclose

in Annual

Report on

Form 10-K

cybersecurity policies

and procedures

and
governance practices, including at the board and

management levels.
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
See

“Puerto

Rico

Regulation”

below

for

a

description

of

legislations

and

regulations

on

information

privacy

and
cybersecurity in Puerto Rico.
Climate-Related and ESG Developments
In

recent

years,

federal,

state

and

international

lawmakers

and

regulators

have

increased

their

focus

on

financial
institutions’

and

other

companies’

risk

oversight,

disclosures

and

practices

in

connection

with

climate

change

and

other
environmental, social and

governance (“ESG”) matters.

For example,

on October

24, 2023, the

Federal Reserve, FDIC,

and OCC
finalized

interagency

guidance

on

principles

for

climate-related

financial

risk

management

applicable

to

regulated

financial

institutions with more

than $100 billion

in total consolidated

assets. The principles

are intended to

support efforts by

large financial
institutions to

focus on key

aspects of climate-related

financial risk management

and cover six

areas: (1)

governance; (2) policies,
procedures,

and

limits; (3)

strategic planning;

(4)

risk

management; (5)

data,

risk measurement,

and reporting;

and

(6)

scenario
analysis.

On

December

21,

2022,

the

NYSDFS

proposed

guidance

on

climate-related

financial

risk

management

applicable

to
NYSDFS-regulated banking

and mortgage

organizations, including

PB.

The

proposed guidance

would address

material financial
risks related to

climate change faced

by these organizations in

the context of

risk assessment, risk management,

and risk appetite
setting. On March 21, 2022, the SEC issued a proposed rule on the enhancement and standardization of climate-related disclosures
for investors. The

proposed rule would

require public issuers,

including the Company,

to significantly expand

the scope of

climate-
related disclosures in

their SEC filings.

The SEC

also announced plans

to propose rules

to require enhanced

disclosure regarding
human capital management and board diversity for

public issuers.
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
The Dodd-Frank Act requires the U.S. financial regulators, including the Federal Reserve Board, the other federal banking agencies

and

the

SEC,

to

adopt

rules

prohibiting

incentive-based

payment

arrangements that

encourage

inappropriate

risks

by
providing excessive

compensation or

that could

lead to

a material

financial loss

at specified

regulated entities

having at

least $1
billion in total

assets (including Popular,

PNA, BPPR and

PB). The U.S.

financial regulators proposed revised

rules in 2016,

which
have not been finalized.
In October

2022, the SEC

adopted a final

rule requiring securities

exchanges to adopt

rules mandating, in

the case of

a
restatement, the

recovery or

“clawback” of

excess incentive-based

compensation paid

to current

or former

executive officers

and
requiring listed

issuers to

disclose any

recovery analysis where

recovery is

triggered by

a restatement.

The excess

compensation
would be based

on the amount

the executive officer

would have received

had the incentive-based

compensation been determined
using the restated

financials. The Nasdaq

Stock Market’s listing

standards pursuant to the

SEC’s rule became

effective October 2,
2023. Popular’s clawback policy adopted in accordance

with these listing standards is included as

Exhibit 97.1.
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
Section 27

of the

Banking Law

requires that

at

least ten

percent (10%)

of the

yearly net

income of

BPPR be

credited
annually to a reserve

fund. The apportionment must be

done every year until the

reserve fund is equal to

the total of paid-in

capital
on common and preferred stock. During 2023, $44.5

million was transferred to the statutory reserve

account.
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
Commissioner

may

exempt

said

branch

or

branches

from

the

reserve

requirements

of

Section

16.

Pursuant

to

an

order

of

the
Federal

Reserve

Board

dated

November

24,

1982,

BPPR

has

been

exempted

from

the

reserve

requirements

of

the

Federal
Reserve

System

with

respect

to

deposits

payable

in

Puerto

Rico.

Accordingly,

BPPR

is

subject

to

the

reserve

requirement
prescribed by the Banking Law. During 2023, BPPR was in compliance with the statutory reserve requirement.
Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an
aggregate amount of

fifteen percent (15%)

of the paid-in

capital and reserve fund

of the bank.

As of December

31, 2023, the

legal
lending limit

for BPPR

under this

provision was

approximately $341

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

2023,

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
in the

economy,

disruptions and

volatility in

the financial

markets, inflation,

monetary and

fiscal policies,

public policy,

geopolitical
conflicts, business and consumer sentiment and unemployment. A significant portion of our business is concentrated in Puerto Rico,
which accounted for approximately 77% of

our assets and 81% of

our deposits as of December 31,

2023 and 78% of our

revenues
for the

year ended

December 31,

2023. As

a result,

our financial

condition and

results of

operations are

highly dependent

on the
general

trends

of

the

Puerto

Rico

economy

and

other

conditions

affecting

Puerto

Rico

consumers

and

businesses.

The
concentration of

our operations in

Puerto Rico

exposes us to

greater risks than

other banking companies

with a

wider geographic
base.
Puerto Rico

has faced significant

economic and fiscal

challenges in the

past, including a

severe recession that

began in
2007 and

persisted for

over a

decade and

an acute

fiscal crisis

that led

the Puerto

Rico government

to file

for a

form

of federal
bankruptcy protection

in 2017.

Puerto Rico’s

fiscal and

economic challenges

have in

the past

adversely affected

our customers,
resulting

in

higher

delinquencies,

charge-offs

and

increased

losses

for

us.

While

Puerto

Rico’s

economy

has

been

gradually
recovering

and

the

Puerto

Rico

government

emerged

from

bankruptcy

in

2022,

Puerto

Rico

still

faces

economic

and

fiscal
challenges.

Moreover,

Puerto

Rico

has

historically

received

a

significant

amount

of

federal

funds

through

non-recurring
appropriations, particularly to cover costs associated with its health insurance program, and Puerto Rico’s recent economic recovery has

been partially

driven by

significant federal

disaster relief

and stimulus

funding. Therefore,

the Puerto

Rico economy

is highly
susceptible

to

changes

in

federal

public

policy

towards

Puerto

Rico.

Public

policy

changes

that

result

in

a

reduction

of

federal
funding for Puerto

Rico, or in

delays in the

receipt of such funding,

could significantly impact Puerto

Rico’s economy.

A weakening
of the Puerto

Rico economy or other

adverse economic conditions affecting

Puerto Rico consumers and

businesses could result in

decreased demand

for our

products or services,

deterioration in the

credit quality

of our

customers, higher

delinquencies, charge-
offs or increased losses, all of which could adversely affect our financial condition and results of operations.
We are

also exposed

to risks

related to

the state

of the

local economies

of the

other markets

in which

we do

business,
such as New York and Florida, and to the state of the global and U.S. economy and financial markets. Global financial markets have
recently

experienced periods

of

extraordinary disruption

and volatility,

exacerbated by

geopolitical conflicts,

the

U.S.

debt-ceiling
situation,

high

levels

of

inflation

and

rapid

increases

in

interest

rates.

Inflationary

pressures

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
and the war in Ukraine, led

the Federal Market Committee of the Federal Reserve Board

(the “FOMC”) to execute a series of sharp
benchmark interest

rate increases

beginning in

the first

quarter of

2022. While

the

FOMC has

indicated that

it

may conclude

its
interest rate hike cycle, the amount and pace of any reduction in interest rates remains uncertain. Higher interest rates could lead to fewer originations of

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

when due. Additionally,

if the interest

rates we pay
on

our

deposits

and

other

borrowings

were

to

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

our held-to-maturity portfolio.

While the size

of our unrealized

mark-to-market losses on

available-for-
sale

securities

had

been

reduced

to

$1.4

billion

as

of

December

31,

2023,

if

interest

rates

were

to

again

rise

rapidly

or

for

a
prolonged period, we may accumulate significant additional mark-to-market losses on investment securities in our available-for-sale
portfolio, which may adversely affect our tangible capital

and impact our ability to return capital to our

stockholders.
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

At December

31, 2023,

our exposure

to the

Puerto Rico

government consisted

of $362

million in

direct lending
exposure to Puerto

Rico municipalities and

$238 million in

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

of operations.
As of

December 31,

2023, approximately

55% of

our loan

portfolio consisted

of loans

secured by

real estate

collateral
(comprised of 30% in commercial loans, 22% in residential

mortgage loans and 3% in construction loans). The

value of the collateral
securing such loans is dependent upon economic conditions in the area in which the collateral is located. Weakness in the economy of some of the

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

2023,

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

of
nonperformance

by

the

borrowers

is

equivalent

to

the

total

outstanding balance

of

the

residential mortgage

loans

serviced

with
recourse

and

interest, if

applicable. In

the

event

of

nonperformance by

the borrower,

we

have

rights

to

the

underlying collateral
securing the

mortgage loan.

During 2023,

we repurchased

approximately $2

million in

mortgage loans

subject to

credit recourse
provisions. As

of December

31, 2023,

our liability

established to

cover the

estimated credit

loss exposure

related to

loans sold

or
serviced with credit recourse amounted to $4 million. We may suffer losses on these loans if the proceeds from a foreclosure sale of the property underlying

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

to avoid losing deposits

and to procure new

ones. Rising interest rates

have also led customers
to move their funds to alternative investments that

pay higher interest rates.

Additionally, periods of market stress

or lack of market
or customer confidence in financial institutions may result in a loss of customer deposits, especially to the

extent those deposits are
in excess of the FDIC-insured limit of $250,000. As of

December 31, 2023, we had $14.6 billion of deposits (other

than collateralized
public funds, which represent public deposit balances from governmental entities in the U.S. and its territories, including Puerto Rico and the United States Virgin Islands, that are collateralized based on such jurisdictions’

applicable collateral requirements) in excess
of the FDIC-insured limit. As deposits decrease, we

may need to rely on more

expensive sources of funding. Furthermore, we have
a

significant

amount

of

deposits

from

the

Puerto

Rico

government,

its

instrumentalities

and

municipalities

($18.1

billion,

or
approximately 28% of our

total deposits, as of

December 31, 2023), and

the amount of these

deposits may fluctuate depending on
the financial

condition and

liquidity of

these entities,

as well

as on

our ability

to maintain

these customer

relationships. Under

the
terms of

BPPR’s deposit

pricing agreement

with Puerto

Rico public

sector,

public fund

deposit rates

are market

linked with

a lag
minus a

specified spread.

Therefore, as

market rates

rise, we

are required

to sequentially

increase the

rates we

pay our

public
deposits. If

we are unable

to maintain or

grow our deposits

for any

reason, we may

be subject to

paying higher funding

costs and
our net interest income may decrease.
OPERATIONAL RISKS
We

and our

third-party providers

have been,

and expect

in the

future to

continue to

be, subject

to cyber-attacks,

which
could cause substantial harm and have an adverse

effect on our business and results of operations.
Cybersecurity

risks

for

large

financial

institutions

such

as

Popular

have

increased

significantly

in

recent

years

in

part
because of

the proliferation

of new

technologies, such

as mobile

banking, artificial

intelligence and

the ability

to conduct

instant
financial transactions anywhere

globally, growing

geo-political threats, such

as the ongoing

wars in Ukraine

and in the

Gaza Strip,
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

to a

cyber-attack could

increase in

the future

as we

continue to

expand our

mobile banking

and other

internet-based
product

offerings,

the

use

of

the

cloud

for

system

development

and

hosting

and

internal

use

of

internet-based

products

and
applications.
We

continue to

detect and

identify attacks

that are

becoming more

sophisticated and

increasing in

volume, as

well as
attackers

that

respond

rapidly

to

changes

in

defensive

countermeasures. The

most

significant

cyber-attack

risks

that

we

or

our
critical service providers may face include, but are not limited to,

e-fraud, denial-of-service (DDoS), ransomware, computer intrusion
and

the

exploitation of

software zero-day

vulnerabilities that

might result

in

disruption of

services

and in

the

exposure or

loss of
customer

or

proprietary

data.

Loss

from

e-fraud

occurs

when

cybercriminals

compromise

our

systems

or

the

systems

of

our

customers and extract

funds from customer’s

credit cards or

bank accounts, including

through brute force,

password spraying and
credential

stuffing

attacks

directed

at

gaining

unauthorized

access

to

individual

accounts.

Denial-of-service

attacks

intentionally
disrupt

the

ability

of

legitimate

users,

including

customers

and

employees,

to

access

networks,

websites

and

online

resources.
Computer intrusion attempts either direct or through social engineering (pretext calls), supply chain compromise, email, text or voice messages, including using brand impersonation (regularly referred to as phishing, vishing, smishing

and quishing), have resulted in
and may continue to result in the compromise of sensitive customer data, such as account numbers, credit cards and social security numbers,

and

could

present

significant

reputational, legal

and

regulatory costs

to

Popular

if

successful.

The

emergence of

new
technologies such as artificial intelligence and quantum

computing are further expected to exacerbate

the risk of cyber-attacks.

Our

customer-facing

platforms

are

also

routinely

attacked

by

threat

actors

aiming

to

gain

unauthorized

access

to

our
clients’ accounts.

Popular has

recently implemented

certain defensive

measures in

response to

brute force

attacks on

one of

our
platforms which resulted in certain

of our customers log-in credentials

and information being exposed. As

a result, Popular notified,
as required

or otherwise

deemed appropriate,

customers identified

as affected

by the

incident. We

have to

date not

experienced
material losses in connection with these attacks. Cyber-security risks have also been recently exacerbated by the discovery of zero-
day vulnerabilities in widely distributed third party software,

such as the vulnerability identified in the Apache

log4j in December 2021
and in the MOVEit file transfer application in

May 2023, which could affect Popular’s or any

of its service provider’s systems.
The

increased

use

of

remote

access

and

third-party

video

conferencing

solutions

to

enable

work-from-home
arrangements for employees and facilitate

the use of digital

channels by our customers,

has also increased our

exposure to cyber-
attacks. In

addition, a

third party

could misappropriate

confidential information

obtained by

intercepting signals

or communications
from mobile devices

used by Popular’s customers

or employees. Recent events,

including the wars

in Ukraine and

the Gaza Strip,
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

rise in

the use

of cyber-attacks

as geopolitical

weapons. Although

we are

regularly targeted

by unauthorized

threat-
actor activity, including denial-of-service attacks, we have not, to date, experienced any material losses as a result of cyber-attacks.

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

for
example, if such information

were provided to parties

who are not permitted

to have the

information, either by fault

of our systems,
by our employees

or counterparties, or

where such information

is intercepted or

otherwise inappropriately taken by

our employees
or third parties.
The

extent

of

a

particular

cyber-attack

and

the

steps

that

we

may

need

to

take

to

investigate

the

attack

may

not

be
immediately

clear,

and

it

may

take

a

significant

amount

of

time

before

such

an

investigation

can

be

completed.

While

such

an
investigation is ongoing, Popular may not necessarily know the full extent of the harm caused by the cyber-attack, and that

damage
may continue to spread.

These factors may inhibit

our ability to provide

rapid, full and reliable

information about the cyber-attack to
our clients,

customers, counterparties

and regulators,

as well

as the

public. Moreover,

new regulations may

require us

to disclose
information about a cybersecurity event before

it has been resolved or

fully investigated. Furthermore, it may not

be clear how best
to

contain

and

remediate

the

potential

harm

caused

by

the

cyber-attack,

and

certain

errors

or

actions

could

be

repeated

or
compounded before they are discovered and remediated. Cyber-attacks could cause interruptions in our operations and result in the
incurrence

of

significant

costs,

including those

related

to

forensic analysis

and

legal counsel,

each of

which may

be

required to
ascertain the extent

of any potential

harm to our

customers, or employees, or

damage to our information

systems and any

legal or
regulatory obligations that

may result therefrom.

Any cyber incidents

could also result

in, among other

things, increased regulatory
scrutiny

and adverse

regulatory or

civil

litigation consequences.

For a

discussion of

the guidance

and rules

that federal

banking
regulators

have

released

or

proposed

regarding

cybersecurity

and

cyber

risk

management

standards,

see

“Regulation

and
Supervision” in

Part

I,

Item

1 —

Business,

included in

the

Form 10-K

for the

year

ended December

31,

2023. Any

or

all

of

the
foregoing factors could further increase the impact

of the incident and thereby the costs and consequences

of a cyber-attack.

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
compromise

of

our

systems,

misappropriation of

our

confidential

information

or

that

of

our

clients,

customers,

counterparties

or
employees,

or

other

negative

implications

identified

above

with

respect

to

a

cyber-attack

on

our

systems,

which

could

have

a
material

adverse effect

on

us.

Cyber-attacks at

third-party service

providers

are

also

becoming increasingly

common,

and,

as

a
result, cybersecurity risks relating to our vendors have

increased. The most important of these third-party service providers for us is
Evertec. Certain risks particular to Evertec and

our dependence on third parties are discussed

under “We rely on other companies to
provide key components of our business infrastructure, including certain of our core financial transaction processing and information technology and

security services, which

exposes us

to a

number of operational

risks that

could have

a material

adverse effect

on
us”

in

the

Operational

Risks

section

of

Item

1A

in

this

Form

10-K.

During

2021,

we

determined

that,

as

a

result

of

the

widely
reported breach of

Accellion, Inc.’s File

Transfer Appliance tool,

which was being

used at the time

of such breach

by a U.S.-based
third-party advisory services vendor of

Popular, personal information of

certain Popular customers was compromised. During

2023,
personal information of Popular customer data was compromised in a data breach incident that impacted MOVEit, the third-party file transfer

platform

used

by

one

of

our

services

providers.

In

both

instances,

Popular

notified,

as

required

or

otherwise

deemed
appropriate, customers identified

as affected

by the incident.

Although these incidents

did not have

a material effect

on Popular or
its financial condition,

our networks and

systems were not

impacted, and our third-party

service providers agreed to

cover external
remediation

costs

associated

therewith,

a

compromise

of

the

personal

information

of

our

customers

maintained

by

third

party
vendors

could

result

in

significant

regulatory

consequences,

reputational

damage

and

financial

loss

to

us.The

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

information technology systems.
The ability of our

hardware and software providers to deliver

patches and updates to mitigate vulnerabilities

in a timely manner

can
introduce additional risks, particularly when a vulnerability is being actively exploited by threat actors. Moreover,

our efforts to timely
mitigate vulnerabilities and

manage such risks,

given the rise

in number and

urgency of

required patches and

third-party software,
including “zero-day vulnerabilities”, as

well as the obsolescence

in some of our

hardware and software, may

impact our day-to-day
operations,

the

availability

of

our

systems

and

delay

the

deployment

of

technology

enhancements

and

innovation.

The
obsolescence in any of our hardware or

software may limit our ability to mitigate vulnerabilities.
If Popular’s operational systems,

or those of

external parties on which

Popular’s businesses depend, are

unable to meet
the requirements of our

businesses and operations or bank

regulatory standards, or if they

fail, have other significant

shortcomings
or are impacted by cyber-attacks, Popular could

be materially and adversely affected.
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

including new

pandemic events, and

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

Our

geographic

concentration

in

localities,

including

Puerto

Rico,

the

U.S.V.I.,

B.V.I.

and
Florida, particularly

susceptible to

risks arising

from climate

change, including

severe hurricanes

and sea

level rise,

heighten the
threat we

face from

climate change. Additionally,

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

effects

of climate

change. Changes

in the

legal

and regulatory

landscape may

additionally increase

our compliance
costs.

These

climate-driven

changes

could

have

a

material

adverse

impact

on

asset

values

and

on

our

business

and

financial
performance and those of our clients and customers.
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

and

delays

in

key

services

provided

by

Evertec,

as

well

as

cyber

events,

as

a

result

of

system

breakdowns,
misconfigurations,

human

error,

application

obsolescence

and

dependency

on

shared

infrastructure

components,

which

have

in
certain cases

also

led to

exposure of

BPPR customer

information. Our

ability to

cure

legacy obsolescence

in the

hardware and
software we

procure from

Evertec, as

well as

to effect

the segregation

of our

shared infrastructure,

is expected

to be

lengthy and
complex,

which

exacerbates

our

exposure

to

resulting

operational,

including

cybersecurity,

risks.

See

“The

transition

to

new
financial services

technology providers,

and the

replacement of

services currently

provided to

us

by Evertec,

will be

lengthy and
complex” in the Operational Risks section of Item 1A

in this Form 10-K below.
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
regulators, lead to

exposure of BPPR

customer information or

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

of operations.
LEGAL AND REGULATORY RISKS
Our

businesses

are

highly

regulated,

and

the

laws

and

regulations

that

apply

to

us

have

a

significant

impact

on

our
business and operations.
We are subject to extensive and evolving

regulation under U.S. federal, state and Puerto Rico laws that govern almost all
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

ESG-related objectives. In

addition, new laws or

regulations could
require

significant

system

and

process

changes

that

require

systems

upgrades

and

could

limit

our

ability

to

meet

adoption
timeframes or pursue our

innovation roadmap. If we

do not appropriately comply

with current or future

laws or regulations, we

may
be subject to

fines, penalties or

judgements, or to

material regulatory restrictions

on our

business, which could

also materially and
adversely affect our financial condition and results of operations.
In 2023, the federal

banking regulators proposed revisions to the

U.S. capital rules and new

long-term debt requirements
for banking organizations with $100 billion or more in

assets.

If finalized as proposed, the revisions to the capital

rules and the new
long-term

debt

requirements

are

expected

to

generally

increase

capital

requirements

and

expenses,

including

interest

and
noninterest expense, for large banking organizations.

In addition, during 2023, the federal banking regulators

indicated that they are
considering revisions to liquidity requirements applicable to banking organizations with $100 billion or

more in light of

the failures of
three large banks in March and May 2023.

Any such revisions could require large banks to change the

size and composition of their
liquidity portfolios, which could have adverse effects on

net interest income and net interest margin.

The

pending

and

anticipated

proposals

reflect

a

trend

of

increasingly

stringent

regulatory

requirements

for

banking
organizations

with assets

of

$100

billion

or

more,

relative

to

smaller

banking

organizations, as

well

as

less differentiation

in

the
requirements applicable among banking organizations with $100 billion or more in assets.

Although Popular currently has less than
$100

billion

in

assets,

actual, anticipated

or

potential changes

in

regulatory requirements

for

banking organizations

with at

least
$100 billion in assets could

result in Popular deciding not to

pursue growth opportunities that would result

in its assets approaching
or exceeding

that threshold,

or if

Popular’s assets

do exceed

that threshold,

a need

for Popular

to increase

its regulatory

capital,

issue

substantial

amounts

of

long-term

debt

or

incur

other

significant

expenses

in

order

to

satisfy

applicable

regulatory
requirements.
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

the Federal

Reserve Board

requiring it

to

pay a

$2.3 million

civil money

penalty to

settle certain

findings arising

from
Popular Bank’s approval of six Payment Protection Program

loans.

We

are from

time to

time subject

to information

requests, investigations

and other

regulatory enforcement

proceedings
from departments and agencies of the U.S. and Puerto Rico

governments, including those that investigate compliance

with
U.S. sanctions and consumer protection laws and regulations, which may expose us to significant penalties and collateral
consequences, and could result in higher compliance

costs or restrictions on our operations.
We

from

time-to-time

self-report

compliance

matters

to,

or

receive

requests

for

information

from,

departments

and
agencies

of

the

U.S.

and

Puerto

Rico

governments,

including

with

respect

to

compliance

with

consumer

protection

laws

and
regulations.

For

example,

BPPR

has

in

the

past

received

requests

for

information,

such

as

subpoenas

and

civil

investigative
demands

from

U.S.

government

regulators,

including

concerning

add-ons

on

consumer

products,

real

estate

appraisals

and
residential and

construction loans

in Puerto

Rico. BPPR

has also

self-identified and

reported to

applicable regulators

compliance
matters related to U.S. sanctions, as well as mortgage,

credit reporting and other consumer lending practices.

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
reputational

harm.

Any

such

settlements

or

orders

that

we

enter

into,

or

that

regulatory

authorities

impose

on

us

could

require
enhancements

to

our

procedures

and

controls

and

entail

significant

operational

and

compliance

costs.

Furthermore,

issues

or
delays in

satisfying the

requirements of

a regulatory

settlement or

action on

a timely

basis could

result in

additional penalties

and
enforcement actions, which could be significant. In connection with the resolution of regulatory proceedings, enforcement authorities may seek admissions of wrongdoing and, in some cases, criminal pleas, which could lead to increased exposure to private litigation,
loss of clients or customers, and restrictions on offering certain products or services. In addition, responding to information-gathering
requests,

investigations

and

other

regulatory

proceedings,

regardless

of

the

ultimate

outcome

of

the

matter,

could

be

time-
consuming, expensive and divert management attention

from our business.

Financial services

institutions such

as Popular

have been

subject to

heightened expectations

and regulatory

scrutiny in
recent years.

Our regulators’

oversight is

not limited

to banking

and financial

services laws

but extends

to other

significant laws
such as those related to anti

money laundering, anti-bribery and anti-corruption laws. Further,

regulators in the performance of their
supervisory and enforcement

duties, have significant

discretion and power

to prevent or

remedy what they

deem to be

unsafe and
unsound

practices

or

violations

of

laws

by

banks

and

bank

holding

companies.

Therefore,

the

outcome

of

any

investigative

or
enforcement action, which may take years and be

material to Popular, may be difficult to predict or estimate.

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

their
transactions. Failure

by the

Corporation, its

subsidiaries, affiliates

or

third-party service

providers to

comply with

these

laws

and
regulations

could

have

serious

legal

and

reputational

consequences

for

the

Corporation,

including

the

possibility

of

regulatory
enforcement

or

other

legal

action,

including

significant

civil

and

criminal

penalties.

We

also

incur

higher

costs

and

face

greater
compliance risks in

structuring and operating

our businesses to comply

with these requirements. The

markets in which

we operate
heighten these costs and risks.
We have established risk-based policies and procedures and employed software designed to assist us and our personnel
in complying

with these

applicable laws

and regulations.

Even if

the appropriate

controls are

in place,

there can

be no

assurance
that

our

policies

and

procedures will

prevent

us

from

blocking

and

rejecting

all

applicable

transactions

of

our

customers

or

our
customers’ customers

that may

involve a

sanctioned person,

government or

country.

Any failure

to detect

and prevent

any such
transaction

could

result

in

a

violation

of

applicable

laws

and

regulations

and

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

subsidiaries
must

meet

requirements

that

include

quantitative

measures

of

assets,

liabilities

and

certain

off-balance

sheet

items,

subject

to
qualitative

judgments

by

regulators

regarding

components,

risk

weightings

and

other

factors.

If

we

fail

to

meet

these

minimum
capital

requirements

and

other

regulatory

requirements,

our

business

and

financial

condition

will

be

materially

and

adversely
affected. If

a financial

holding company

fails to

maintain well-capitalized

status under

the regulatory

framework, or

is deemed

not
well managed

under regulatory

exam procedures, or

if it

experiences certain

regulatory violations, its

status as

a financial

holding
company and its

related eligibility for

a streamlined review

process for acquisition

proposals, and its

ability to offer

certain financial
products, may be

compromised and its

financial condition and

results of operations

could be adversely

affected. The failure

of any
depository

institution

subsidiary

of

a

financial

holding

company

to

maintain

well-capitalized

or

well-managed

status

could

have
similar consequences.

In

addition, federal

regulators

have proposed

revisions to

increase capital

requirements for

banking organizations

with
$100 billion or more in assets. If adopted, such standards may in the future affect us. See “Our businesses are highly regulated, and the laws

and regulations

that apply

to us

have a

significant impact

on our

business and

operations” in

the Legal

and Regulatory
Risks section of Item 1A in this Form 10-K.
Increases in FDIC insurance premiums may

have a material adverse effect on our earnings.
Substantially

all

the

deposits

of

BPPR

and

PB

are

subject

to

insurance

up

to

applicable

limits

by

the

FDIC’s

deposit
insurance fund

(“DIF”) and, as

a result, BPPR

and PB

are subject to

FDIC deposit

insurance assessments. On

October 18, 2022,
the FDIC

finalized a

rule that

increased initial

base deposit

insurance assessment

rates by

2 basis

points, beginning

with the

first
quarterly assessment period of 2023. In addition, in November 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s

use, in March 2023, of the systemic risk exception to

the least-cost resolution
test

under

the

FDIA

in

connection

with

the

receiverships

of

Silicon

Valley

Bank

and

Signature

Bank.

The

exact

amount

of

this
assessment will be determined when the FDIC terminates

the related receiverships considered in the final

rule. Accordingly, the final
special assessment

amount and collection

period may change

as the

estimated cost

is periodically adjusted

or if

the total

amount
collected varies.

We

are generally

unable to

control the

amount of

premiums or

additional assessments

that we

are required

to pay

for
FDIC insurance. If there

are additional bank or financial

institution failures, our level of

non-performing assets increases, or our

risk
profile changes

or our

capital position

is impaired,

we may

be required

to pay

even higher

FDIC premiums.

Any future

additional
increases in

FDIC premiums,

assessment rates

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

-

“Commitments

&
Contingencies”, to the Consolidated Financial Statements

in this Form 10-K.
LIQUIDITY RISKS
We

are subject

to liquidity

risks arising

from market

events or

disruptions and

instances of

low

investor and

depositor
confidence. Furthermore, actions by the rating agencies

or decreases in our capital levels may have adverse

effects on our
liquidity and business, including by raising the

cost of our obligations or affecting our ability

to borrow.

We must

maintain adequate liquidity

and funding sources

to support

our operations, fund

customer deposit withdrawals,
repay

borrowings

and

debt,

comply

with

our

financial

obligations,

fund

planned

capital

distributions

and

meet

regulatory
requirements.

The

Corporation’s

most

significant

source

of

funds

are

bank

deposits,

including

customer

deposits

and

brokered
deposits.

In

addition

to

deposits,

sources

of

liquidity

include

secured

borrowing

arrangements,

such

as

those

with

the

Federal
Reserve Bank of

New York

and the Federal

Home Loan Bank

of New York

(“FHLBNY”), unpledged securities from

our investment
portfolio, the capital markets and proceeds from loan

sales or securitizations.

Popular’s

liquidity

and

ability

to

fund

and

operate

its

business

could

be

materially

adversely

affected

by

a

variety

of
conditions and

factors, some

of which

are out

of Popular’s control.

For example,

market events

or disruptions,

such as

periods of
market stress and

low investor confidence in

financial institutions could result

in deposit withdrawals,

especially to the

extent those
deposits are in excess of the FDIC-insured limit of $250,000.

As of December 31, 2023, we had $14.6 billion of deposits (other than collateralized

public

funds,

which

represent

public

deposit

balances

from

governmental

entities

in

the

U.S.

and

its

territories,
including Puerto Rico

and the

United States Virgin

Islands, that are

collateralized based on

such jurisdictions’

applicable collateral
requirements) in excess of

the FDIC-insured limit. We

may also suffer outflows

of customer deposits due

to competition from

other
banks or

alternative investments.

In addition, in

periods of stress,

we may

not be able

to access existing

funding sources, access
the capital markets or to sell or securitize loans or

other assets, or to access such sources or to

sell or securitize assets on favorable
terms.
In addition, actions

by the rating agencies

could raise the cost

of our borrowings, since

lower rated securities are

usually
required by the

market to pay

higher rates than

obligations of higher credit

quality. Our

credit ratings were

reduced substantially in
2009 and, although one of

the three major rating agencies upgraded our

senior unsecured rating back to

“investment grade” during
2021,

the

remaining

two

rating

agencies

have

not

upgraded

their

current

“non-investment

grade”

rating.

The

market

for

non-
investment

grade securities

is

much

smaller

and

less

liquid than

for investment

grade securities.

If

we

were to

attempt

to

issue
preferred stock

or debt

securities into

the capital

markets, it

is possible

that there

would not

be sufficient

demand to

complete a
transaction or

that the

cost could

be substantially

higher than

for more

highly rated

securities. If

Popular is

unable to

access the
capital markets on favorable terms, our liquidity

may be adversely affected.
Changes in our ratings and capital levels could affect our

relationships with some creditors and limit our

access to funding.
For example,

having negative

tangible capital

may impact

our ability

to

access some

sources of

wholesale funding.

The Federal
Housing Finance

Agency restricts the

FHLBNY from

lending to

members of

the FHLBNY

with negative

tangible capital

unless the
member’s primary banking regulator makes a written request to the

FHLBNY to maintain access to borrowings. Both BPPR

and PB
have secured borrowing facilities with the FHLBNY

and had outstanding exposures of $2.5 billion and

$1.7 billion respectively as of
December 31, 2023. Losing

access to the FHLBNY

borrowing facilities could adversely impact

liquidity at the banking

subsidiaries.
Additionally, if

BPPR or PB

cease to be

well-capitalized, the FDIA and

regulations adopted thereunder would

restrict their ability

to
accept brokered deposits and limit the rate of

interest payable on deposits.

Our banking

subsidiaries also

have recourse

obligations under certain

agreements with

third parties,

including servicing
and custodial agreements, that include ratings covenants. Upon failure to maintain the required credit ratings,

the third parties could
have

the

right

to

require

us

to

engage

a

substitute

fund

custodian

and

increase

collateral

levels

securing

recourse

obligations.
Collateral

pledged by

us

to

secure

recourse

obligations approximated

$27.1 million

on

December 31,

2023.

While management
expects that we would be able to meet any additional

collateral requirements if and when needed, the requirements to post collateral
under certain agreements or the loss of custodian

funds could reduce our liquidity resources and

impact our results of operations.

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

and there

can be

no assurance

that we

will be

able to

continue to

declare dividends to

our stockholders

in
any future periods.

An

impact

on

the

tangible

capital

levels

of

our

operating

subsidiaries,

could

also

limit

the

amount

of

capital

we

may
upstream to the holding company. Tangible

capital levels have in the past been, and may in the

future be, adversely affected by the
impact of

rapidly rising interest

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

next two

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

We

operate

in

a

highly competitive

environment, in

which we

compete

on

the

basis

of

a

number of

factors,
including

customer

service,

quality

and

variety

of

products

and

services,

price,

interest

rates

on

loans

and

deposits, innovation,
technology,

ease of

use, reputation,

and transaction

execution. While

our main

competition continues

to come

from other

Puerto
Rico banks and financial institutions, we face increased competition from non-Puerto Rico institutions as emerging technologies and the growth

of e-commerce

have significantly

reduced geographic

barriers.

These technologies

have also

made it

easier for

non-
depositary institutions

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
Evertec exclusively to develop and implement new or

enhanced products and services, and is expected to

improve Popular’s ability
to manage and control the development of the customer channels supported by the assets acquired as part of the Evertec Business
Acquisition Transaction (the

“Acquired Assets”), Popular expects that

it will continue to

depend on Evertec’s technology services

to
operate and

control current

products and services

and to

implement future products

and services, making

our success dependent
on

Evertec’s

ability

to

timely

complete

and

introduce

these

enhancements

and

new

products

and

services

in

a

cost-effective
manner.

Our

ability

to

enhance

our

customer

channels

is

also

dependent

on

Evertec

timely

delivering

the

core

application
programming interfaces

(“Core APIs”)

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

Furthermore, Evertec’s

strategy and

investments may

also be

refocused away

from
Popular towards

other strategic

initiatives as

a result

of the

Evertec Business

Acquisition Transaction.

Any such

impact could,

in
turn, reduce Popular’s revenues, place us in a competitive

disadvantage and significantly affect our business, financial condition and
results of

operations. While the

closing of

the Evertec

Business Acquisition Transaction

narrowed the scope

of services

which we
are dependent on

Evertec to

obtain and released

us from

exclusivity restrictions that

limited our

ability to

engage other third-party
providers of financial technology services, it also resulted in extensions of certain existing commercial agreements with Evertec and, as a result, have prolonged the duration of our exposure

to the risks presented by Evertec’s technological capabilities and its failures
to enhance its products and services and otherwise meet evolving demands. We may also be exposed to heightened business risks in connection with our dependency on Evertec with respect to BPPR’s merchant acquiring business, which exclusivity was extended until 2035,

and with

respect to the

ATH

Network, which commitment

BPPR extended until

2030, in

light of the

pace of technology
changes and competition in the payments industry.
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
Our

ability

to

attract

and

retain

qualified

employees

is

also

impacted

by

regulatory

limitations

on

our

compensation
practices, such as clawback requirements of incentive compensation, which may not affect other institutions with which we compete for talent.

The scope

and content of

regulators’ policies

on executive compensation

continue to

develop and are

likely to

continue
evolving. Such policies and limitations on our compensation

practices could adversely affect our ability to attract, retain and motivate talented senior leaders in support of our long-term

strategy.
OTHER RISKS
An impairment

of our

goodwill, deferred

tax assets

or amortizable

intangible assets

could adversely

affect our

financial
condition and results of operations.
As of

December 31,

2023, we

had approximately

$804 million,

$1 billion

and $102

million, respectively,

of goodwill,

net
deferred tax assets and amortizable intangible assets,

including capitalized software costs, recorded on our

balance sheet.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. Cybersecurity
The

Corporation

assesses,

identifies

and

manages

cybersecurity

risk

as

part

of

the

Corporation’s

overall

risk

management
framework, alongside

associated information

security,

anti-money laundering

and counterterrorism,

operational, fraud,

regulatory,
legal and reputational risks, among others.

The Corporation has established three management

committees that oversee and monitor different aspects of

cybersecurity risk.
●

The

Enterprise Risk

Management Committee

(the “ERM

Committee”), chaired

by

the Chief

Risk Officer,

oversees and
monitors

the

risks

included

in

the

Risk Appetite

Statement

(the

“RAS”)

of

the

Corporation’s

Risk

Management

Policy,
including cybersecurity risks.

●

The Information

Technology and

Cyber Risk

Committee (“ITCRC”),

chaired by

the Chief

Security

Officer and

the Chief
Information and

Digital Strategy

Officer, oversees

and monitors

information technology

(“IT”), privacy

and cybersecurity
risks, mitigating

actions and

controls, applicable

regulatory developments, key

risks metrics,

and IT

and cyber

incidents
that may result in operational, compliance and reputational

risks.
●

The

Operational

Risk

Committee (“ORCO”),

chaired

by

the

Chief Risk

Officer,

oversees

and

monitors

operational

risk
management activities

to ensure

the development

and consistent

application of

operational risk

policies, processes

and
procedures that

measure, limit

and manage

the Corporation's

operational risks

while maintaining

the effectiveness

and
efficiency

of

the

operating and

business

processes. As

part

of

its

responsibilities, ORCO

oversees business

continuity
matters.
The ITCRC and ORCO meet at least quarterly

and report on cybersecurity and other matters

to the ERM Committee.
The Board

has also established

a Board-level Risk

Management Committee (“RMC”),

which is responsible

for the

oversight of the
Corporation’s overall risk framework, and assists the Board in the monitoring, review and approval of the policies that measure, limit and manage the Corporation’s risks, including cybersecurity

risk. The RMC holds periodic meetings in

which management provides
an

overview of

Popular’s cybersecurity

threat

risk management

and strategy

processes,

which includes

summaries

of

escalated
incidents

and

incident

remediation

status.

Our

Chief

Security

Officer,

Chief

Information

and

Digital

Strategy

Officer,

Chief
Information Security Officer

(“CISO”), Chief Risk

Officer and the

Financial and Operational

Risk Management Division

(the “FORM
Division”)

Manager

generally

participate

in

such

meetings.

The

RMC

is

also

responsible

for

(i)

overseeing

the

development,
implementation and

maintenance of

the Information

Security Program;

(ii) approving

the Corporation’s

risk management

program

and any related policies and controls; (iii) overseeing the implementation by the Corporation’s management of the Corporation’s risk management program and

any related policies,

procedures and controls;

and (iv) reviewing

reports regarding selected

topics such
as cyber.
The

Board

in

turn

also

receives

briefings

on

cybersecurity

matters

and

risks,

including

an

annual

presentation

from

the

Chief
Security Officer and the CISO on the Corporation’s information security program (the “Information Security Program”). In addition,

as
part of

the Board’s

director education plan,

members of the

Board take,

on an

annual basis,

a cybersecurity training

that provides
the Board with

an overview of

cybersecurity principles and

regulations that are

relevant to our

institution and the

Board’s oversight
function.
To

identify,

assess

and

manage

risks

from

cybersecurity

threats,

the

Corporation

has

established

a

three

lines

of

defense
framework. The first line of defense is composed of business line management that identifies and manages the risks associated with
business activities, including cybersecurity

risk. The second line

of defense is

made up of members

of the Corporation’s

Corporate
Risk

Management

Group

and

the

Corporate

Security

Group

(the

“CSG”)

who,

among

other

things,

measure

and

report

on

the
Corporation’s

risk

activities.

In

such

line

of

defense,

the

FORM

Division,

within

the

Corporate

Risk

Management

Group,

is
responsible for (i) establishing baseline metrics that measure, monitor,

limit and manage the framework that identifies and manages
multiple

and

cross-enterprise

risks,

including

cybersecurity

risks;

and

(ii)

articulating

the

RAS

and

supporting

metrics,

including
those

related

to

operational

risk,

business

continuity,

disaster

recovery

and

third-party

management

oversight

processes.
Meanwhile, Popular’s Cyber Security Division (the

“CSD”), which is headed by

the CISO and reports to

the CSG, is responsible for
the development of strategies, policies and programs to assess and mitigate cybersecurity risks. Members of the CSD (including the
CISO)

and

FORM

Division

report

on

and

escalate

privacy,

IT

and

cybersecurity

risks

to

management committees,

such

as

the
ITCRC, ORCO and ERM Committee, and, if appropriate, to the RMC and the Board of Directors, as required under relevant policies
and

procedures.

Lastly,

the

third

line

of

defense

consists

of

the

Corporate

Auditing

Division,

which

independently

provides
assurance regarding the effectiveness of the risk framework

and reports directly to the Audit Committee

of the Board.
Popular

monitors

various vectors

of

threats

and

utilizes

open-source intelligence

forums

and

communities such

as

the

Financial
Services

Information

Sharing

and

Analysis

Center

and

the

Cybersecurity

and

Infrastructure

Security

Agency,

among

others,

to
receive

threat

intelligence

feeds

which

are

reviewed

by

the

CSD.

As

cybersecurity

threats

are

identified,

they

are

evaluated

to
assess the

level of

exposure and the

potential risk

to Popular.

The ITCRC

and the

ERM Committee discuss

and track

the threats
identified in internal assessments and scans or in third-party reports. Depending on the evolution and materiality of the threat, these
are escalated to the RMC as appropriate.

The CSD

develops the

Information Security Program,

which considers and

evaluates risks

posed by

cybersecurity threats,

events
and

activities

impacting

the

industry

and

the

Corporation.

The

Information

Security

Program

outlines

the

Corporation’s

overall
strategy and

governance to

protect the

confidentiality,

integrity and

availability of

information and

prevent access

by unauthorized
personnel.

The

Information Security

Program

is

based

on standards

and

controls set

by the

National Institute

of

Standards and
Technology

(“NIST”),

including

the

NIST’s

Framework

for

Improving

Critical

Infrastructure

Cybersecurity.

Popular

leverages

the
Cyber Assessment Tool

(the “CAT”),

a tool

based on

NIST standards and

controls developed by

the Federal

Financial Institutions
Examination Council, in order to

measure the Corporation’s cybersecurity preparedness and

maturity levels.

The CAT

assessment
results are integrated into the overall Information

Security Program.

The CSD

also manages the

Incident Response Program

(“IRP”) of the

Corporation and is

in charge of

overseeing, assessing and
managing cyber

incidents. The

IRP outlines

the measures

Popular must

take to

prepare for,

detect, respond

to and

recover from
cybersecurity

incidents,

which

include

processes

to

triage,

assess

severity

for,

escalate,

contain,

investigate

and

remediate
incidents, as well as to comply with potentially

applicable legal obligations and mitigate brand

and reputational damage.

The Corporation also undertakes the below listed

additional activities in its effort

to maintain regulatory compliance, identify,

assess
and manage its material risks from cybersecurity

threats, and to protect against, detect and

respond to cybersecurity incidents:

●

Conduct

tabletop

exercises

that

simulate

cybersecurity

incidents

to

raise

awareness

and

enhance

Popular’s

responsive
measures;
●

Assess how business

and corporate strategies, new

products, technology deployments, external

events and the

evolution of
threats impact

the Corporation’s

information security

controls in

order to

determine if

they require

any additional

resources,
technology or processes;
●

Discuss cybersecurity risks with law enforcements, peer

groups, industry forums and trade associations;

●

Provide training

to all

Popular employees

upon hiring

and annually

thereafter on

cybersecurity and

customer data

handling
and use requirements;
●

Offer training and awareness campaigns to customers and employees based on their role;

●

Conduct

phishing

simulations

for

employees,

with

escalation

protocols

for

employees

that

fail

such

tests

to

enhance
awareness and responsiveness to such possible

threats;
●

Offer learning and development opportunities to employees

who handle and manage cybersecurity matters;
●

Carry cyber insurance to provide protection against

potential losses arising from cybersecurity incidents;

and
●

Monitor emerging

legal and

regulatory requirements

and implement

changes to

our processes,

policies and

statements, as
necessary.
Popular engages

third parties

to assist

in certain

cybersecurity matters. In

particular, Popular

uses the expertise

of third

parties to
perform specialized assessments to test its systems, such as periodic penetration testing, that provide insights into the effectiveness of its

controls. Popular

also engages

third parties

to provide

computer forensics

and investigations

services as

needed to

assess
and

address

actual

or

potential

cybersecurity

incidents.

In

addition,

Popular

hires

third

parties

to

provide

the

first

level

security
monitoring of Popular’s external and internal

networks.

Popular’s Outsourced

Risk Management

Policy

outlines the

management of

risks

associated with

the Corporation’s

use

of third-
party service

providers, and

the CSG

assesses the

impact and

level of

cybersecurity and

privacy risk

of such

providers. Popular
performs due diligence on

third parties and monitors third

parties that have access to

its systems, data or facilities

that house such
systems or data on a periodic basis. Popular’s due

diligence determines how often vendor assessments are performed on such third
party. Popular also conducts

periodic application and vendor assessments for third-party providers and their products. Furthermore,
Popular requires third parties that have access to its systems, data or facilities that house such systems or data to take a training on cybersecurity at least annually.
Under the heading “We and our third-party providers have been, and expect in the future to continue to be, subject to cyber-attacks, which could cause

substantial harm and

have an adverse

effect on our

business and results

of operations.” and

“We rely on

other
companies to

provide key components

of our

business infrastructure, including

certain of

our core financial

transaction processing
and information

technology and

security services,

which exposes

us to

a number

of

operational risks

that could

have a

material
adverse effect on us.” included as part of our risk factor disclosures in Item 1A in this Form 10-K, which disclosures are incorporated by reference herein,

we describe whether

and how risks

from identified cybersecurity

threats, including as

a result of

any previous
cybersecurity

incidents,

could

have

materially

affected

or

are

reasonably

likely

to

materially

affect

us,

including

our

business
strategy, results of operations, or financial condition.
The CSG operates under the direction of the Chief Security Officer. The Chief Security Officer has over 35 years of experience. She has

over

10

years

of

experience in

information technology

and

cybersecurity

matters,

including

the

oversight

of

the

Information
Security Program

and the

design and

execution of

the information security

audit plan

of the

Corporation. She is

a Certified Public
Accountant that

also holds

a Juris

Doctor degree

and Series

7 and

Series 27

certifications. She

holds the

title of

Executive Vice
President and

Chief Security

Officer and

has been

in her

role since

2018. Prior

to that,

she served

as Senior

Vice President

and
General Auditor of

the Corporation from

November 2012 to April

2018. Before 2012, she

served in various

risk related functions of
the Corporation.
The

CISO

has

over

25

years

of

prior

work

experience

in

various

roles

in

major

financial

institutions

involving

leading

top-level
cybersecurity governance

strategy and

initiatives, integrating

security

governance into

the overall

business strategy

and advising
boards of directors on cyber risks and cybersecurity standards. He has been a certified information security professional since 2007.
He holds the title of CISO and Cybersecurity Division

Manager and has been in his role since 2019.

The Corporate Risk

Management Group operates under

the direction of

the Chief Risk

Officer. The

Chief Risk Officer

has over 30
years of experience. He holds the title

of Executive Vice President and Chief Risk Officer

and has been in his role since

2011. Prior
to joining the Corporation, he served for 17 years as Chief Financial Officer, Head of Retail Bank and Mortgage Operations, Head of
Commercial and

Construction Mortgage

and Head

of Interest

Rate Risk,

among other

positions, for

other banks.

He holds

a BS
with a major in Computer Engineering and an

MBA with majors in Finance and Accounting.
The

FORM Division

Manager has

over 28

years

of

experience. She

holds the

title

of Senior

Vice President

and FORM

Division
Manager

and

has

been

in

her

role

since

March

2022.

Prior

to

that

she

held

positions

for

16

years

as

Operational

and

IT

Risk
Director,

Head

of

ERM

and

Operational Risk,

and

Chief

Information Security

Officer

for

other

banks. She

also

held

positions in

Internal

Audit

and

IT

Management

for

other

industries

throughout

her

career.

She

holds

a

BBA

with

majors

in

Accounting

and
Information Systems, and a Master of Science in Information

Technology Management.
ITEM 2. PROPERTIES
As of December 31, 2023, BPPR operated 162 branches, of which 68 were owned and 94 were leased premises, and PB operated 40 branches

of which 3

were owned and

37 were on

leased premises. Also,

the Corporation had

576 ATMs

operating in
Puerto

Rico,

23

in

the

Virgin

Islands

and

100

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

During 2023, the Corporation declared cash dividends in the total amount of $2.27 per common share outstanding,

for an
aggregate amount of $163.7 million. The Common Stock ranks junior to all series of

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
As

of

February

27,

2024,

Popular

had

6,564

stockholders

of

record

of

the

Common

Stock,

not

including

beneficial
owners whose shares

are held in

record names

of brokers

or other

nominees. The last

sales price

for the

Common Stock

on that
date was $84.07 per share.
Preferred Stock
Popular has 30,000,000 shares of

authorized Preferred Stock that may

be issued in one

or more series, and the

shares
of each series

shall have such

rights and preferences as

shall be fixed

by the Board

of Directors when authorizing

the issuance of
that particular series. Popular’s Preferred Stock

issued and outstanding at December 31, 2023

consisted of:
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

2023.

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

effect prior to

the adoption of the

2020 Incentive Plan.

As of December 31,

2023, the maximum number of

shares of

common stock remaining available for future issuance under this plan was 3,144,461. For information about the securities remaining
available for issuance under our equity-based plans,

refer to Part III, Item 12.
Purchases of Equity Securities
The following table sets forth the details of purchases of Common Stock by the Corporation during the quarter ended December 31,
2023:
Issuer Purchases of Equity Securities
Not in thousands
Period
Total Number of
Shares Purchased [1]
Average Price Paid
per Share
Total Number of

Shares
Purchased as Part of Publicly
Announced Plans or Programs
Maximum Number of
Shares that May Yet be
Purchased Under the
Plans or Programs

October 1 – October 31 174 $62.92 - -
November 1 – November 30 - - - -
December 1 – December 31 498 67.95 - -
Total December 31, 2023 672 $66.65 - -
[1] Includes 174 and 498 shares of the Corporation's

common stock acquired by the Corporation during

October and December 2023,
respectively, in connection with the satisfaction of tax withholding obligations on vested awards of restricted stock or restricted stock
units granted to directors and certain employees

under the Corporation’s Omnibus Incentive Plan. The

acquired shares of common
stock were added back to treasury stock.

Equity Compensation Plans
For information about our equity compensation plans,

refer to Part III, Item 12.
Stock Performance Graph (1)
The graph

below compares

the cumulative

total stockholder

return during

the measurement

period with

the cumulative
total return, assuming reinvestment of dividends, of

the Nasdaq Bank Index and the Nasdaq Composite

Index.
The

cumulative

total

stockholder

return

was

obtained

by

dividing

(i)

the

cumulative

amount

of

dividends

per

share,
assuming dividend reinvestment since the measurement point, December 31, 2018, plus (ii) the change in the per share price since
the measurement date, by the share price at

the measurement date.

Comparison of Five-Year Cumulative Total Return (TSR)
Assumes all dividends were reinvested
Base Year:

December 31,

2018 = $100
(1) Unless Popular specifically states otherwise, this Stock Performance Graph shall not be deemed to be incorporated by reference

and

shall

not

constitute

soliciting

material

or

otherwise

be

considered

filed

under

the

Securities

Act

of

1933

or

the
Securities Exchange Act of 1934.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
The information required by this item is included in

this Form 10-K, commencing on page 54.
ITEM 7A. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
The information regarding the

market risk of our

investments appears under the caption

“Risk Management”, on page

84
within Management’s Discussion and Analysis of Financial

Condition and Results of Operations in this

Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item appears under the caption “Statistical Summaries” on pages 111 to 113 of this Form
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
of

Management

on

Internal

Control

Over

Financial

Reporting”

and

“Report

of

Independent

Registered

Public

Accounting

Firm”
located on pages 114 and 115 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There have

been no

changes in

our internal

control over

financial reporting

(as such

term is

defined in

Rules 13a-15(f)
and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans or Other Preplanned Trading Arrangements
Certain of

our officers

or directors have

made and

may from time

to time

make elections to
participate in
, and

are participating in,
our dividend reinvestment and purchase plan, the

Company stock fund associated with our 401(k)

plans and/or the Company stock
fund associated with

our non-qualified deferred compensation

plans and have shares

withheld to cover

withholding taxes upon the
vesting of

equity awards, which

may be

designed to satisfy

the affirmative defense

conditions of Rule

10b5-1 under the

Exchange
Act or may constitute non-Rule 10b5–1
trading arrangements

(as defined in Item 408(c) of Regulation

S-K).
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

“2023

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
The following tables sets forth information as

of December 31, 2023 regarding securities remaining available for issuance to directors and eligible employees under our

equity-based compensation plans.
Plan Category Plan
Number of Securities
Remaining Available

for Future Issuance

Under Equity Compensation

Plan
Equity compensation plan approved by security holders 2020 Omnibus Incentive Plan 3,144,461
Total 3,144,461
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The

information

under

the

caption

“Board

of

Directors

and

Nominees’

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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a). The following financial statements and reports are

included on pages 115 through 268 in this Form10K.
(1)

Financial Statements
Report of Independent Registered Public Accounting

Firm (
PCAOB ID
238
)
Consolidated Statements of Financial Condition as of

December 31, 2023 and 2022
Consolidated Statements of Operations for each of

the years in the three-year period ended December

31, 2023

Consolidated

Statements

of

Comprehensive

Income

(Loss)

for

each

of

the

years

in

the

three-year

period

ended
December 31, 2023
Consolidated

Statements

of

Changes

in

Stockholders’

Equity

for

each

of

the

years

in

the

three-year

period

ended
December 31, 2023
Consolidated Statements of Cash Flows for each of

the years in the three-year period ended

December 31, 2023
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
3.2
Amended and Restated Bylaws of Popular, Inc. (incorporated by reference to Exhibit 3.1 of Popular, Inc.’s Current
Report on Form 8-K dated September 28, 2023 and filed on October 3, 2023).
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
10.27
Form of Popular, Inc. 2023 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit
10.1 of Popular, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023). *
10.28
Award Agreement, dated as of December 7, 2023, by and between Carlos J. Vázquez and Popular, Inc.* (1)
10.29
Services Agreement, dated as of December 7, 2023, by and between Carlos J. Vázquez and Popular, Inc.* (1)
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
97.1
Compensation Recoupment Policy of Popular, Inc. dated June 23, 2023. (1)
101.INS
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF Inline XBRL Taxonomy Extension Definitions Linkbase Document (1)
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104
The cover page of Popular, Inc. Annual Report on Form 10-K for the year ended December 31, 2023, formatted in
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
54
Statistical Summaries 111
Report of Management on Internal Control Over Financial
Reporting
114
Report of Independent Registered Public

Accounting Firm
115
Consolidated Statements of Financial Condition as of

December 31, 2023 and 2022
118
Consolidated Statements of Operations for the

years ended December 31, 2023, 2022 and

2021
119
Consolidated Statements of Comprehensive
Income (Loss) for the years ended December 31,

2023, 2022
and 2021
120
Consolidated Statements of Changes in Stockholders’
Equity for the years ended December 31, 2023,

2022 and
2021
121
Consolidated Statements of Cash Flows for the

years ended December 31, 2023, 2022 and

2021
122
Notes to Consolidated Financial Statements 124
Signatures 269

Management’s Discussion and
Analysis of Financial Condition

and Results of Operations
Forward-Looking Statements 54
Overview 55
Critical Accounting Policies / Estimates 60
Statement of Operations Analysis 66
Net Interest Income 66
Provision for Credit Losses 69
Non-Interest Income 69
Operating Expenses 70
Income Taxes 72
Fourth Quarter Results 72
Reportable Segment Results 73
Statement of Financial Condition Analysis 75
Assets 75
Liabilities 77
Stockholders’ Equity 79
Regulatory Capital 80
Risk Management 84
Market / Interest Rate Risk 84
Liquidity 88
Enterprise Risk Management 108
Adoption of New Accounting Standards and Issued

but
Not Yet Effective Accounting Standards
110
Statistical Summaries
Statements of Financial Condition 111
Statements of Operations 112
Average Balance Sheet and Summary of Net Interest
Income
113

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

non-
performing assets,

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

the Federally-
appointed oversight board on

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
Government and the

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

projected earnings,

efficiencies and

our targeted

sustainable return

on tangible

common
equity of 14% by the end of 2025; risks related to Popular’s acquisition of certain information technology and related assets formerly used by

Evertec, Inc.

to service

certain of

Banco Popular

de Puerto

Rico’s key

channels, as

well as

the entry

into amended

and
restated commercial

agreements (the

“Evertec Business

Acquisition Transaction”);

the fiscal

and monetary

policies of

the federal
government

and

its

agencies;

changes

in

federal

bank

regulatory

and

supervisory

policies,

including

required

levels

of

capital,
liquidity, resolution-related requirements and the

impact of other proposed capital standards on our capital

ratios; additional Federal
Deposit Insurance

Corporation (“FDIC”)

assessments, such

as

the special

assessment implemented

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

a deterioration in the

credit quality of

our clients, customers
and

counterparties;

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

actions;

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
YEAR 2023 SIGNIFICANT EVENTS
Issuance and Redemption of Senior Notes
On March

13, 2023,

the Corporation

issued $400

million aggregate

principal amount

of 7.25%

Senior Notes

due 2028

(the “2028
Notes”) in an underwritten public offering. The Corporation used a portion of the net proceeds of the 2028 Notes offering to redeem,
on August 14, 2023, the outstanding $300 million aggregate principal amount of its 6.125% Senior Notes due

September 2023. The
redemption price was equal to 100% of the principal

amount plus accrued and unpaid interest

through the redemption date.
FDIC Special Assessment
On

November

16,

2023,

the

Federal

Deposit

Insurance

Corporation

(“FDIC”)

approved

a

final

rule

that

imposes

a

special
assessment (the “FDIC

Special Assessment”) to

recover the losses

to the deposit

insurance fund (“DIF”)

resulting from the

FDIC’s
use,

in

March

2023,

of

the

systemic

risk

exception

to

the

least-cost resolution

test

under

the

Federal

Deposit

Insurance

Act

in
connection with the receiverships of several failed banks.
Under the final rule, the assessment base for

the special assessment is equal to an insured depository institution’s

(“IDI”) estimated
uninsured deposits,

as reported

in the

IDI’s

December 31,

2022 Call

Report, excluding

the first

$5 billion

in estimated

uninsured
deposits. For a holding company that has more than one IDI subsidiary, such as Popular, the $5 billion exclusion is allocated among the company’s IDI

subsidiaries in proportion to

each IDI’s estimated

uninsured deposits. The special

assessments will be collected
at an annual

rate of approximately 13.4

basis points per year

(3.35 basis points per

quarter) over eight quarters

in 2024 and

2025,
with

the

first

assessment

period

beginning

January

1,

2024.

In

their

December

31,

2022

Call

Reports,

BPPR

and

PB

reported
estimated uninsured deposits of

approximately $28.1 billion, including $16.2

billion in fully

collateralized public sector deposits,

and
$3.5 billion,

respectively.

The Corporation

recorded an

expense of

$71.4 million,

$45.3 million

net of

tax,

in the

fourth quarter

of
2023, representing the full amount of the assessment.

By statute, the FDIC is required to recover the loss

arising from the use of a systemic risk determination

through one or more special
assessments. As of

December 31, 2023,

the FDIC’s

loss estimate described

in the

final rule

had increased by

approximately $4.1
billion to $20.4 billion, or

approximately 25%.

The exact amount of losses will

be determined when the FDIC terminates the

related
receiverships considered

in the

final rule.

Accordingly,

the special

assessment amount

and collection

period may

change as

the
estimated

loss

is

periodically

adjusted

or

if

the

total

amount

collected

varies.

If

the most recent

increase

in

the

FDIC’s
estimate remains unchanged and is assessed

in the same manner,

the Corporation estimates that

the incremental expense for

the
FDIC Special Assessment could be approximately

$18 million.

Increase in quarterly common stock dividends
During the fourth quarter of 2023, the Corporation declared a quarterly common stock cash dividend of $0.62 per share, an increase of $0.07, or 13%, compared to the $0.55 per

share declared by the Corporation in the third

quarter of 2023.

Table 1 - Selected Financial Data
Years ended December

31,
(Dollars in thousands, except per common share data) 2023 2022 2021
CONDENSED STATEMENTS

OF OPERATIONS
Interest income $ 3,245,307 $ 2,465,911 $ 2,122,637
Interest expense 1,113,783 298,552 165,047
Net interest income

2,131,524 2,167,359 1,957,590
Provision for credit losses (benefit)

208,609 83,030 (193,464)
Non-interest income 650,724 897,062 642,128
Operating expenses 1,898,100 1,746,420 1,549,275
Income tax expense

134,197 132,330 309,018
Net income $ 541,342 $ 1,102,641 $ 934,889
Net income applicable to common stock $ 539,930 $ 1,101,229 $ 933,477
PER COMMON SHARE DATA
Net income per common share - basic $ 7.53 $ 14.65 $ 11.49
Net income per common share - diluted 7.52 14.63 11.46
Dividends declared 2.27 2.20 1.75
Common equity per share 71.03 56.66 74.48
Market value per common share 82.07 66.32 82.04
Outstanding shares:
Average - basic 71,710,265 75,147,263 81,263,027
Average - assuming dilution 71,791,692 75,274,003 81,420,154
End of period 72,153,621 71,853,720 79,851,169
AVERAGE BALANCES
Net loans [1] $ 33,164,960 $ 30,405,281 $ 29,074,036
Earning assets 68,175,022 69,729,933 68,088,675
Total assets 71,234,236 72,808,604 71,168,650
Deposits 62,546,480 64,716,404 63,102,916
Borrowings 1,227,094 1,119,878 1,255,495
Total stockholders'

equity
6,600,603 6,009,225 5,777,652
PERIOD END BALANCE
Net loans [1] $ 35,069,272 $ 32,083,150 $ 29,299,725
Allowance for credit losses - loans portfolio 729,341 720,302 695,366
Earning assets 67,216,816 64,251,062 72,103,862
Total assets 70,758,155 67,637,917 75,097,899
Deposits 63,618,243 61,227,227 67,005,088
Borrowings 1,078,332 1,400,319 1,155,166
Total stockholders'

equity
5,146,953 4,093,425 5,969,397
SELECTED RATIOS
Net interest margin (non-taxable equivalent basis) 3.13% 3.11% 2.88%
Net interest margin (taxable equivalent basis) -Non-GAAP 3.31 3.46 3.19
Return on assets 0.76 1.51 1.31
Return on common equity 8.21 18.39 16.22
Tier I capital 16.36 16.45 17.49
Total capital 18.13 18.26 19.35
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
Financial highlights for the year ended December 31,

2023
The discussion

that follows

provides highlights

of the

Corporation’s results

of

operations for

the year

ended December

31, 2023
compared to the results of

operations of 2022. It also

provides some highlights with respect to

the Corporation’s financial condition,
credit

quality,

capital and

liquidity.

Table

2 presents

a three-year

summary of

the components

of

net income

as a

percentage of
average total

assets.

For a

discussion of our

2022 results

of operations compared

with 2021,

see “Management’s

Discussion and
Analysis of Financial Condition and Results of Operations”

in our Form 10-K for the year ended December

31, 2022.

Table 2 - Components of Net

Income as a Percentage of Average Total

Assets
2023 2022 2021
Net interest income 2.99% 2.98% 2.75%
Provision for credit (losses) benefit (0.29) (0.11) 0.27
Mortgage banking activities 0.03 0.06 0.07
Net gain (loss) and valuation adjustments on investment

securities
0.01 (0.01) -
Other non-interest income

0.87 1.18 0.83
Total net interest

income and non-interest income, net of provision

for credit losses

3.61 4.10 3.92
Operating expenses (2.66) (2.40) (2.18)
Income before income tax

0.95 1.70 1.74
Income tax expense (0.19) (0.19) (0.43)
Net income 0.76% 1.51% 1.31%
The Corporation’s net income for the year ended December 31, 2023 amounted to $541.3 million, compared to a net income of $1.1 billion for 2022.
Net interest

income for the

year ended December

31, 2023 was

$2.1

billion, a

decrease of $35.8

million when compared

to 2022.
The decrease

in net

interest income was

mainly driven

by higher

interest expense from

deposits,

mainly due

to higher

cost of

the
Puerto

Rico government

deposits and

the increase

in cost

of Popular

U.S. deposits.

The net

interest margin

for the

year ended
December

31,

2023

was

3.13%

compared

to

3.11%

for

the

same

period

in

2022,

driven

by

a

full

year

impact,

on

the

cost

of
deposits, of the

increase, in 2022,

of 400 basis

points in the

Federal Funds Rate

and an additional

100 basis points

in 2023. On

a
taxable

equivalent basis,

net interest

margin

was

3.31% in

2023, compared

to

3.46% in

2022. Refer

to

the

Net Interest

Income
section of this MD&A for additional information.
The

Corporation’s

total

provision for

credit

losses

of

$208.6

million

for

the

year

ended

December

31,

2023,

compared

to

$83.0
million for

2022. The

higher expense

for the

year 2023

was driven

by higher

reserves in

our consumer

and commercial

portfolios
mostly

due

to

changes

in

credit

quality

and

higher

loan

volumes.

The

Corporation’s

consumer

loans

portfolios

continued

to
experience

credit

quality

normalization.

While,

non-performing

loans

(“NPLs”)

and

net

charge

offs

(“NCOs”)

continued

below
historical pre-pandemic

averages,

consumer portfolios,

however,

reflected credit

quality deterioration

in certain

areas, particularly
the unsecured personal loans and credit cards portfolios, with delinquencies and NCOs near or exceeding pre-pandemic levels. The auto loans portfolio

also showed credit

normalization, however,

metrics remained below

pre-pandemic levels. The

commercial and
mortgage portfolios continue to operate with historically low levels of NCOs and NPLs. Non-performing assets totaled $438.0 million at

December 31,

2023, reflecting

a decrease

of $90.5

million when

compared to

December 31,

2022.

Refer to

the Provision

for
Credit Losses and Credit Risk sections of this

MD&A for information on the allowance for credit losses,

non-performing assets, loan
modifications to borrowers with financial difficulties,

net charge-offs and credit quality metrics.
Non-interest

income

for

the

year

ended

December

31,

2023

amounted

to

$650.7

million,

a

decrease

of

$246.3

million,

when
compared with 2022, mostly

due to the

$257.7 million gain related to

the Evertec Transactions

and related accounting adjustments
during 2022. Refer to the Non-Interest Income section of this MD&A for additional information on the major variances of the different categories of non-interest income.
Total

operating expenses amounted to $1.9 billion for the year 2023, reflecting an increase of

$151.7 million, when compared to the
same

period

in

2022,

mainly

due

to

the

FDIC

Special

Assessment

of

$71.4

million,

higher

personnel

costs

reflecting

salary
increases and a higher headcount,

a higher goodwill impairment charge in our U.S. based equipment leasing subsidiary,

and higher
processing and transactional services expenses.

Refer to the Operating Expenses section of

this MD&A for additional information.
Income tax expense

amounted to $134.2 million

for the year

ended December 31, 2023,

compared with an

income tax expense of
$132.3 million for

the previous year.

The income tax

expense for the

year was impacted

by the composition

and source of

taxable
income, including lower tax exempt income and lower income

subject to preferential tax rates. The income tax expense of year 2022
benefited from the partial reversal of $68.2 million

of the deferred tax assets valuation allowance of the

U. S. operations, the sale of

Evertec

shares,

taxable

at

a

preferential rate,

and

a

higher tax

exempt

income

net

of

disallowance.

Refer

to

the

Income

Taxes
section in this MD&A and Note 35 to the

Consolidated Financial Statements for additional

information on income taxes.
At December

31, 2023,

the Corporation’s

total assets

were $70.8

billion, compared

with $67.6

billion at

December 31,

2022. The
increase of $3.1 billion is

mainly driven by an

increase in loans held-in-portfolio mainly in

the commercial,

consumer, and mortgage
portfolios. Refer to the Statement of Financial Condition

Analysis section of this MD&A for additional information.
Deposits amounted to

$63.6 billion at

December 31, 2023,

compared with $61.2

billion at December

31, 2022.

Table

8 presents a
breakdown of

deposits by major

categories. The

increase in

deposits was

mainly due

to higher

Puerto Rico

public funds at

BPPR
and time deposits at

PB. The Corporation’s borrowings amounted

to $1.1 billion at

December 31, 2023, compared to

$1.4 billion at
December

31,

2022.

Refer

to

Note

17

to

the

Consolidated

Financial

Statements

for

detailed

information

on

the

Corporation’s
borrowings.
Refer

to

Table

7

in

the

Statement

of

Financial

Condition

Analysis

section

of

this

MD&A

for

the

percentage

allocation

of

the
composition of the Corporation’s financing to total assets.
Stockholders’ equity amounted to $5.1

billion at December 31, 2023,

compared to $4.1 billion at

December 31, 2022. The increase
was

principally

due

to

lower

accumulated

unrealized

losses

on

debt

securities

available-for-sale,

lower

accumulated

unrealized
losses

on

debt

securities

previously

reclassified to

held-to-maturity,

and the

net income

for

the

year,

partially

offset

by

declared
dividends. The Corporation and its banking subsidiaries continue to be well-capitalized at December 31, 2023. The Common Equity
Tier 1 Capital ratio at December 31, 2023 was 16.30%, compared to 16.39% at December 31, 2022.
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
credit

losses,

considering

quantitative

and

qualitative

factors

as

well

as

the

economic

outlook.

As

part

of

this

methodology,
management evaluates

various macroeconomic

scenarios provided

by third

parties. At

December 31,

2023, management

applied
probability weights to the outcome of the selected

scenarios.
The

Corporation

has

designated

as

collateral

dependent

loans

secured

by

collateral

when

foreclosure

is

probable

or

when
foreclosure is

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

GAAP,

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
the

goodwill.

The

Corporation

estimates

the

fair

value

of

each

reporting

unit,

consistent

with

the

requirements

of

the

fair

value
measurements

accounting

standard,

generally

using

a

combination

of

methods,

including

market

price

multiples

of

comparable
companies and

transactions, as

well as

discounted cash

flow analyses.

Subsequent reversal

of goodwill

impairment losses

is not
permitted under applicable accounting standards. For a detailed description of the annual goodwill impairment evaluation performed by the Corporation during the third quarter of 2023,

refer to Note 15 to the Consolidated Financial

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

2023

was

$652.4

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

2024 using the

Willis Towers

Watson US Expected

Return Estimator.

This analysis is
reviewed by the Corporation

and used as a

tool to develop expected

rates of return, together

with other data. This

forecast reflects
the actuarial firm’s view of

expected long-term rates of return for each significant asset class or economic indicator as of January

1,
2024;

for

example, 8.5%

for

large

cap

stocks,

8.8% for

small cap

stocks,

9.0% for

international stocks,

6.0% for

long

corporate
bonds

and

5.0%

for

long

Treasury

bonds.

A

range

of

expected

investment

returns

is

developed,

and

this

range

relies

both

on
forecasts and on broad-market historical benchmarks

for expected returns, correlations, and volatilities

for each asset class.

As a consequence of recent reviews, the Corporation updated

its expected return on plan assets for year 2024

to 5.6% and 6.6% for
the Pension Plans. Expected rates of return of 5.9% and 6.5%

had been used for 2023 and 4.3% and 5.4% had been used for 2022 for

the Pension

Plans. Since

the expected

return assumption

is

on a

long-term basis,

it is

not materially

impacted by

the yearly
fluctuations (either positive or negative) in the actual

return on assets. The expected return can be materially

impacted by a change
in the plan’s asset allocation.
Net Periodic Benefit Cost

(“pension expense”) for the Pension Plans

amounted to $18.6 million in

2023. The total pension expense
included a benefit of $34.4 million for the expected

return on assets.

Pension expense is sensitive

to changes in the

expected return on assets.

For example, decreasing the expected

rate of return

for
2024 from

5.6% to

5.35% would

increase the

projected 2024

pension expense

for the

Banco Popular

de Puerto

Rico Retirement
Plan, the Corporation’s largest plan, by approximately

$1.5

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

recognized as an income tax

expense or benefit which shall

be allocated
to various components of the financial statements, including other comprehensive income (loss).

The determination of the fair value
of

pension plan

obligations involves

judgment, and

any changes

in those

estimates could

impact the

Corporation’s Consolidated
Statements of Financial

Condition. Management believes that

the fair value

estimates of the

Pension Plans assets

are reasonable
given

the

valuation

methodologies

used

to

measure

the

investments

at

fair

value

as

described

in

Note

28

to

the

Consolidated
Financial

Statements.

Also,

the

compositions

of

the

plan

assets

are

primarily

in

equity

and

debt

securities,

which

have

readily
determinable quoted market prices. The Corporation

had recorded a pension asset of $16.6

million at December 31, 2023.
The Corporation uses

the spot rate

yield curve from

the Willis Towers

Watson RATE:

Link (10/90) Model

to discount the

expected
projected

cash

flows

of

the

plans.

The

equivalent

single

weighted

average

discount

rate

ranged

from

5.02%

to

5.05%

for

the
Pension Plans and 5.10% for the OPEB Plan to determine

the benefit obligations at December 31, 2023.

A 50

basis point

decrease to

each of

the rates

in the

December 31,

2023 Willis

Towers

Watson RATE:

Link (10/90)

Model would
increase the

projected 2024

expense for

the Banco

Popular de

Puerto Rico

Retirement Plan

by approximately

$2.2

million. The
change would not affect the minimum required contribution

to the Pension Plans.

The OPEB Plan was unfunded (no assets were held by the plan) at December 31, 2023. The Corporation had recorded a liability for the underfunded postretirement benefit obligation of

$117.0 million at December 31, 2023.

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

collected, delay

charges and

interest collected on

nonaccrual loans, as

well as

strategic decisions made
by the Corporation’s management.
Net interest income for the year ended December 31, 2023 was $2.1 billion or $35.8 million lower than in 2022. Net interest income, on a taxable equivalent basis,

for the year ended December 31,

2023

was $2.3 billion compared to

$2.4

billion in 2022, a

decrease
of $154.4 million.
The average key index rates for the years 2023 and

2022 were as follows:

2023 2022
Prime rate………………………………………………………………………………………………….
8.19% 4.86%
Fed funds rate…………………………………………………………………………………………….
5.20 1.86
3-month Treasury Bill…………………………………………………………………………………….
3.59 2.01
10-year Treasury………………………………………………………………………………………….
3.45 2.95
FNMA 30-year…………………………………………………………………………………………….
4.94 4.26
Average

outstanding securities

balances are

based upon

amortized cost

excluding any

unrealized gains

or losses

on securities.
Non-accrual

loans

have

been

included

in

the

respective

average

loans

and

leases

categories.

Loan

fees

collected,

and

costs
incurred

in

the

origination

of

loans

are

deferred

and

amortized

over

the

term

of

the

loan

as

an

adjustment

to

interest

yield.
Prepayment penalties, late fees

collected and the

amortization of premiums /

discounts on purchased loans,

including the discount
accretion on purchased credit

deteriorated loans (“PCD”), are

also included as

part of the

loan yield. Interest income

for the period
ended December

31, 2023,

included $21.0

million related

to those

items, compared

to $44.6

million for

the same

period in

2022.
The year over

year decrease is

related to lower

amortized fees resulting from

the forgiveness of

PPP loans by

$16.6 million, lower
discount amortization on commercial

loans by $5.4

million mainly driven by

lower interest from cancellation

of PCD loans

and $3.7
million lower amortization of the fair value discount

of the auto portfolios acquired in previous

years.

Table

3 presents

the

different

components

of

the

Corporation’s

net

interest

income,

on

a

taxable

equivalent

basis,

for

the

year
ended December 31,

2023, as compared

with the same

period in 2022,

segregated by major

categories of interest

earning assets
and interest-bearing liabilities. Net interest margin was 3.13% in 2023 or 2 basis points higher than the 3.11

%

reported in 2022. The
higher net interest margin for

the year is driven by

a full year impact,

on deposit costs, of the

increase, in 2022, of 425

basis points
in

the

Federal

Funds

Rate

and

an

additional

100

basis

points

in

2023.

On

a

taxable

equivalent

basis,

net

interest

margin
was 3.31% in 2023,

compared to

3.46% in

2022, a

decrease of

15 basis

points. The

main drivers

for the

decrease in

net interest
income on a taxable equivalent basis were:
Negative variances:
●
Lower interest income

from investment securities by

$48.5 million due

to

lower volume by

$1.8 billion and

lower yield by
three basis points;
●
Higher interest

expense on

deposits by

$797.2 million

due to

an increase

in interest

cost

by 170

basis

points resulting
mainly from

the higher

cost of

the Puerto

Rico government

deposits and

the increase

in cost

of Popular

U.S. deposits.
Under the

terms of

BPPR’s deposit

pricing agreement

with the

Puerto Rico

public sector,

public funds

rates are

market
linked with a lag minus a specified spread. This

source of funding still results in an attractive

spread under market rates.
Partially offset by:

●
Higher interest income from money market

investments by $248.5 million due to

higher interest rates by 396 basis

points,
driven by the higher interest

rate environment, as explained above, partially

offset by lower volume by

$2.5 billion, due to
lower volume of deposits and loan growth funding;
●
Higher interest income from loans by $462.5 million

due to:
● Increase in commercial loan Interest income by $284.1 million, or 109 basis points as the origination of loans occurs

in

a

higher

interest

rate

scenario

and

the

positive

impact

on

the

repricing

of

adjustable-rate

loans,
partially offset by

lower amortized fees

resulting from the forgiveness

of PPP loans

by $16.6 million

and lower
discount amortization on commercial loans by

$5.4 million mainly from cancellation of PCD loans,
●
Higher interest

income from

construction loans

by $23.4

million, mainly

at Popular

Bank, driven

by

higher
yield by 257 basis points and a higher

average volume of loans by $38 million,
●
Higher interest income

from auto and

lease financing portfolios

by $40.2 million

driven by

higher volume by
$175 million in the leasing portfolio and higher yields by 37 basis points in auto loans, the later increase in yield was negatively impacted by

lower amortization of the

fair value discount of

the auto loan portfolios

acquired in
previous years,

●

Higher interest income from mortgage loans

by $23.9 million driven by

higher yield by 21 basis

points and a
higher average volume by $160 million,

●

Higher interest income from consumer

loans by $91.0 million

resulting from a higher volume

by $372 million
and higher

yield by

153 basis

points, driven

by the

increase, mainly

in P.R.

in personal

loans year

over year
and an increase in credit cards volume.

Table 3 – Analysis of Levels & Yields

on a Taxable Equivalent Basis

from Continuing Operations (Non-GAAP)
Year ended December 31,
Variance
Average Volume Average Yields / Costs Interest Attributable to
2023 2022 Variance 2023 2022

Variance 2023 2022 Variance Rate Volume
(In millions) (In thousands)
$ 7,052 $ 9,531 $ (2,479) 5.20% 1.24% 3.96 % Money market investments $ 366,625 $ 118,079 $ 248,546 $ 286,646 $ (38,100)
27,926 29,743 (1,817) 2.20 2.23 (0.03) Investment securities [1] 615,758 664,278 (48,520) (8,273) (40,247)
32 51 (19) 4.32 5.94 (1.62)
Trading securities

1,376 3,049 (1,673) (700) (973)
Total money market,

investment and trading
35,010 39,325 (4,315) 2.81 2.00 0.81 securities 983,759 785,406 198,353 277,673 (79,320)
Loans:
16,469 14,562 1,907 6.55 5.46 1.09
Commercial

1,079,171 795,115 284,056 171,681 112,375
816 778 38 8.86 6.29 2.57 Construction 72,309 48,920 23,389 20,927 2,462
1,650 1,475 175 6.38 5.92 0.46 Leasing 105,309 87,274 18,035 7,203 10,832
7,482 7,322 160 5.55 5.34 0.21 Mortgage 414,992 391,133 23,859 15,212 8,647
3,115 2,743 372 13.19 11.66 1.53 Consumer 410,910 319,920 90,990 43,806 47,184
3,633 3,525 108 8.39 8.02 0.37 Auto 304,660 282,533 22,127 13,257 8,870
33,165 30,405 2,760 7.20 6.33 0.87 Total loans 2,387,351 1,924,895 462,456 272,086 190,370
$ 68,175 $ 69,730 $ (1,555) 4.94% 3.89% 1.05 % Total earning assets $ 3,371,110 $ 2,710,301 $ 660,809 $ 549,759 $ 111,050
Interest bearing deposits:
$ 24,563 $ 25,884 $ (1,321) 3.10% 0.61% 2.49 % NOW and money market [2] $ 761,647 $ 158,664 $ 602,983 $ 612,470 $ (9,487)
14,900 15,886 (986) 0.68 0.20 0.48
Savings

101,334 32,400 68,934 74,110 (5,176)
7,776 6,853 923 2.41 0.90 1.51 Time deposits 187,043 61,781 125,262 100,043 25,219
47,239 48,623 (1,384) 2.22 0.52 1.70
Total interest bearing

deposits
1,050,024 252,845 797,179 786,623 10,556
15,307 16,094 (787)
Non-interest bearing demand
deposits
62,546 64,717 (2,171) 1.68 0.39 1.29 Total deposits 1,050,024 252,845 797,179 786,623 10,556
143 206 (63) 5.12 2.78 2.34 Short-term borrowings 7,329 5,737 1,592 4,506 (2,914)
Other medium and

1,109 939 170 5.09 4.26 0.83 long-term debt 56,430 39,970 16,460 9,458 7,002
Total interest bearing
48,491 49,768 (1,277) 2.30 0.60 1.70
liabilities (excluding demand
deposits) 1,113,783 298,552 815,231 800,587 14,644
4,377 3,868 509 Other sources of funds
$ 68,175 $ 69,730 $ (1,555) 1.63% 0.43% 1.20 % Total source of funds 1,113,783 298,552 815,231 800,587 14,644
3.31% 3.46% (0.15) %
Net interest margin/ income
on a taxable equivalent basis
(Non-GAAP) 2,257,327 2,411,749 (154,422) $ (250,828) $ 96,406
2.64% 3.29% (0.65) % Net interest spread
Taxable equivalent
adjustment 125,803 244,390 (118,587)
3.13% 3.11% 0.02%
Net interest margin/ income
non-taxable equivalent basis
(GAAP) $ 2,131,524 $ 2,167,359 $ (35,835)
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
For the

year ended

December 31, 2023,

the Corporation

recorded an expense

of $209.7 million

for its

allowance for credit

losses
(“ACL”) related to loans held-in-portfolio and unfunded commitments, compared with an expense of $84.2 million for the year ended
December 31, 2022. The provision expense

related to the loans-held-in-portfolio for the year

2023 was $201.5 million, compared to
an expense

of $83.3

million for

the year

2022. The

increase in

provision expense was

driven by

higher reserves

in our

consumer
and commercial portfolios mostly due to changes in credit

quality and higher loan volumes. The provision

for unfunded commitments
for the year 2023 reflected an expense of $8.2

million, compared to an expense of $0.9 million for

the same period of 2022.

The provision expense related to loans held-in-portfolio for the BPPR segment was

$194.8 million for the year ended December 31,
2023, compared to

an expense of

$69.5 million for

the year ended

December 31, 2022,

an unfavorable variance

of $125.3 million.
The provision expense related to loans held-in-portfolio for the Popular U.S. segment was $6.7 million for the year 2023, a favorable variance of $7.1 million, compared to an

expense of $13.8 million for the year

2022. As part of the Corporation’s model

governance
procedures,

a new model was implemented for the U.S commercial real estate segment. The new model enhances techniques used
to

capture

default

activity

within

the

Corporation’s

geographical

footprint.

As

part

of

the

implementation

analysis,

management
evaluated

the

credit

metrics

of

the

portfolio

such

as

risk

ratings,

delinquency levels,

and

low

exposure to

the

commercial

office
sector.

Qualitative reserves continue

to be

maintained to

address risks

within the

U. S.

commercial real estate

segment. The

new
model, including qualitative reserve, resulted in

a $7.3 million reduction of PB’s ACL.
At

December

31,

2023,

the

total

allowance

for

credit

losses

for

loans

held-in-portfolio amounted

to

$729.3

million,

compared

to
$720.3

million

as

of

December

31,

2022.

The

ratio

of

the

allowance

for

credit

losses

to

loans

held-in-portfolio

was

2.08%

at
December

31,

2023, compared

to

2.25%

at

December 31,

2022. Refer

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
Provision for Credit Losses – Investment Securities
The

Corporation’s

provision

for

credit

losses

related

to

its

investment

securities

held-to-maturity

is

related

to

the

portfolio

of
obligations

from

the

Government

of

Puerto

Rico,

states

and

political

subdivisions.

For

the

year

ended

December

31,

2023,

the
Corporation recorded a reserve release of

$1.1 million, compared to a reserve

release of $1.2 million for the

year ended December
31, 2022. At

December 31, 2023,

the total allowance

for credit losses

for this portfolio

amounted to $5.8

million, compared to

$6.9
million as of December 31, 2022. Refer to Note 7 to the Consolidated Financial Statements for additional information on the ACL for this portfolio.
Non-Interest Income
For the year

ended December 31, 2023,

non-interest income decreased by

$246.3 million, when compared

with the previous

year.
Factors that contributed to the variance in non-interest

income were:
●

lower other operating

income by $270.3

million mainly due to

a $257.7 million gain

recognized during the year

2022 due
to the Evertec Transactions and related accounting adjustments;
●

lower income from mortgage banking activities by $21.0 million due to the unfavorable variances of $11.8 million and $3.5
million

in the

fair value

adjustments for

mortgage servicing

rights and

mortgage

servicing fees,

respectively,

driven by
serviced

loan

portfolio

runoff

due

to

the

Corporation's

determination

in

the

third

quarter

of

2022

to

retain

certain
guaranteed loans as held for investment,

and lower gains from closed derivative positions

by $6.0 million;

and
●

lower

service

charges

on

deposit

accounts

by

$9.7

million

due

to

lower

overdraft

related

charges,

in

part

due

to

the
Corporation’s determination to eliminate insufficient funds fees and modifying overdraft fees effective in the third quarter of
2022;

partially offset by:

●

higher

other

service

fees

by

$40.4

million,

principally

at

the

BPPR

segment,

due

to

higher

credit

card

fees

by

$16.0
million, mainly due to higher customer purchase activity,

higher other fees by $11.1 million, mainly due to higher fees from the merchant network business by

$8.3 million due to

the revenue sharing agreement entered

into in connection with the
Evertec

Transactions,

higher

debit

card

fees

by

$4.1

million,

mainly

due

to

higher volume

of

transactions,

and

higher
insurance fees by $3.8 million; and
●

favorable

variance

of

$10.8

million

on

the

fair

value

adjustments to

the

portfolio

of

equity

securities

mainly

related

to
deferred benefit plans, which have an offsetting effect recorded as higher personnel costs.
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

to
the current presentation.

Table

provides the detail of the reclassifications

for the year.

Table 4 - Operating Expenses

Reclassification
Year ended December 31,
2021
Financial statement line item As reported Adjustments Adjusted
Equipment expenses $ 92,097 $ (59,178) $ 32,919
Professional fees 410,865 (284,144) 126,721
Technology and

software expenses
- 277,979 277,979
Processing and transactional services - 121,367 121,367
Communications 25,234 (11,205) 14,029
Other operating expenses 136,988 (44,819) 92,169
Net effect on operating expenses $ 665,184 $ - $ 665,184

Table 5 provides a breakdown of operating expenses by major categories.

Table 5 - Operating Expenses
Years ended December

31,

(In thousands) 2023 2022 2021
Personnel costs:
Salaries $ 505,935 $ 432,910 $ 371,644
Commissions, incentives and other bonuses 112,657 155,889 142,212
Pension, postretirement and medical insurance 67,469 56,085 52,077
Other personnel costs, including payroll taxes 91,984 74,880 65,869
Total personnel

costs
778,045 719,764 631,802
Net occupancy expenses 111,586 106,169 102,226
Equipment expenses 37,057 35,626 32,919
Other taxes 55,926 63,603 56,783
Professional fees 161,142 172,043 126,721
Technology and

software expenses
290,615 291,902 277,979
Processing and transactional services:
Credit and debit cards 44,578 45,455 40,383
Other processing and transactional services 93,492 81,690 80,984
Total processing

and transactional services
138,070 127,145 121,367
Communications 16,664 14,885 14,029
Business promotion:
Rewards and customer loyalty programs 59,092 51,832 38,919
Other business promotion 35,834 37,086 34,062
Total business

promotion
94,926 88,918 72,981
FDIC deposit insurance 105,985 26,787 25,579
Other real estate owned (OREO) income (15,375) (22,143) (14,414)
Other operating expenses:
Operational losses 23,505 32,049 38,391
All other 73,774 77,397 53,778
Total other operating

expenses
97,279 109,446 92,169
Amortization of intangibles 3,180 3,275 9,134
Goodwill impairment charge 23,000 9,000 -
Total operating

expenses
$ 1,898,100 $ 1,746,420 $ 1,549,275
Personnel costs to average assets 1.09% 0.99% 0.89%
Operating expenses to average assets 2.66 2.40 2.18
Employees (full-time equivalent) 9,088 8,813 8,351
Average assets per employee (in millions) $7.84 $8.26 $8.52
Operating expenses

for the

year ended

December 31,

2023 totaled

$1.9 billion,

which included

$71.4 million

related to

the FDIC
Special Assessment, an increase of $151.7 million when

compared with the previous year.

Excluding the effect of the FDIC

Special
Assessment, total expenses for 2023 were $1.8

billion, an increase of $80.2

million, when compared with the previous year.

During
the

year

2023,

the

Corporation

incurred

approximately

$21.5

million

in

transformation

related

costs,

compared

to

$24.6

million
incurred during the second half of the year

2022. The other variances in operating expenses

for the year were driven primarily by:
●

higher

personnel

costs

by

$58.3

million

mainly

due

to

higher

salaries

expense

by

$73.0

million

as

a

result

of

market
adjustments,

annual

salary

revisions

and

an

increase

in

headcount,

an

increase

in

health

insurance

costs

by

$11.7
million, higher payroll taxes and other compensation

expenses by $17.1 million; partially offset

by a decrease in incentive
compensation and profit-sharing accrual by $45.3

million;

●

a higher goodwill impairment expense by $14.0 million, related to our U.S. based leasing subsidiary for which a charge

of
$23 million was

recorded in 2023,

due to lower

forecasted cash flows

and an increase

in the rate

used to discount

cash
flows, compared to an impairment of $9 million recorded

in 2022 as a result of a decrease

in the projected earnings.
●

higher other processing and transactional services expenses by $11.8 million mainly due to broad based retail customers'
debit card replacement costs incurred during the second quarter of 2023,

the impact of $3.5 million of incentives

received
during

July

2022

related

to

the

ATH

Network

Participation

Agreement

entered

into

in

connection

with

the

Evertec
Business Acquisition and an increase by $2.6

million in service charges related to point of sale debit

card transactions;
●

higher customer

reward program expense

in our

credit card

business by

$7.3 million,

reflecting an

increase in

customer
purchase activity;
●

higher net occupancy expense by $5.4 million mainly due to an increase in buildings’ insurance premiums and higher rent expense related to the space occupied by Popular Bank;

and
●

lower

other

real

estate

owned

(OREO)

income

by

$6.8

million

mainly

due

to

lower

gain

on

sale

of

mortgage

and
commercial properties;

These variances were partially offset by:
●

lower

other

operating expenses

by

$12.2 million

mainly

due to

the

effect

of

prior

year

expense related

to

the

Evertec
Transactions of

$17.3 million,

lower sundry

losses by

$8.5 million,

mainly related

to mortgage

claim reserves,

and $2.2
million of

impairment of

long-lived assets

recognized during

2022; partially

offset by

higher pension

plan cost

by $19.2
million due to changes in actuarial assumption.
●

lower professional

fees by

$10.9 million

mainly due

to lower

legal fees

by $2.7

million and

lower advisory

expenses by
$6.8 million from various Corporate projects, including the Corporation’s transformation initiative, for which certain projects
are being managed with internal personnel; and
●

lower

other

taxes

expense

by

$7.7

million

mainly

due

to

the

reversal

during

2023

of

an

accrual

related

to

regulatory
examination fees in BPPR.
Income Taxes
For the

year ended

December 31,

2023, the

Corporation recorded an

income tax

expense of

$134.2 million,

compared to

$132.3
million for the

same period of

2022.

The net increase

of $1.9 million

in income tax

expense reflects the impact

of the composition
and source

of taxable

income between

both years.

For the

year 2023,

the income

before tax

was lower

than year

2022, which
would have resulted in a lower income tax expense; however, the income tax expense of year 2022 benefited from the reversal of a portion

of

the

deferred tax

assets valuation

allowance of

the

U.

S.

operations,

which resulted

in

an income

tax

benefit of

$68.2
million, the sale of Evertec shares, taxable at

a preferential rate, and a higher tax exempt

income net of disallowance.
At December

31, 2023,

the Corporation

had a

net deferred

tax asset

amounting to

$1 billion,

net of

a valuation

allowance of

$0.5
billion.

The net deferred tax asset related to the U.

S. operations was $0.3 billion, net of a valuation

allowance of $0.4 billion.
Refer to

Note 35

to the

Consolidated Financial

Statements for

a reconciliation

of the

statutory income

tax rate

to the

effective tax
rate and additional information on the income

tax expense and deferred tax asset balances.
Fourth Quarter Results
The Corporation recognized net

income of $94.6 million

for the quarter

ended December 31, 2023,

compared with a

net income of
$257.1 million for the same quarter of 2022.
Net interest income for the fourth quarter of

2023 amounted to $534.1 million, compared with $559.6 million for the fourth quarter of
2022, a decrease of $25.4 million. The

decrease in net interest income was mainly

due to higher cost on deposits

partially offset by
an increase

in interest

income from

loans, mainly

due to

growth at

both BPPR

and PB

and higher

rates, and

higher income

from

money market investments due to higher average

balances and higher rates. The

net interest margin decreased by 20

basis points
to 3.08% mainly due to

an increase in deposit costs, particularly on Puerto

Rico public funds and time deposits

at PB. On a taxable
equivalent basis, the net interest margin for the fourth

quarter of 2023 was 3.26%, compared

to 3.64% for the fourth quarter of 2022.
The provision for credit losses was $78.7 million for the

fourth quarter of 2023, compared to a provision expense of $49.5 million for
the fourth quarter of 2022. The increase in provision

expense reflects portfolio growth and changes

in credit quality.

Non-interest income

amounted to

$168.7 million

for the

quarter ended

December 31,

2023, compared

with $158.5

million for

the
same quarter in

2022. The increase of

$10.3 million was mainly

due to higher other

service fees by $7.7

million and higher service
charges on deposit accounts by $3.0 million

mainly due to higher non-balance compensation.
Operating expenses

totaled $531.1

million for

the quarter

ended December

31, 2023,

compared with

$461.7 million

for the

same
quarter

in

the

previous

year.

The

increase

of

$69.4

million

is

mainly

related

to

the

$71.4

million

FDIC

Special

Assessment
recognized during

the fourth

quarter of

2023; partially

offset by

lower professional

fees by

$10.1 million

mainly related

to various
corporate projects, including the transformation initiative,

for which certain areas are currently being managed

by internal personnel.
For

the

quarter

ended

December

31,

2023,

the

Corporation

recorded

an

income

tax

benefit

of

$1.5

million,

compared

with

an
income tax

benefit of

$50.3 million

for the

same quarter

of 2022.

The unfavorable

variance of

$48.9

million in

income tax

benefit,
when compared to the

fourth quarter of 2022,

was mostly attributed to

the reversal of a

portion of the deferred tax

assets valuation
allowance during the fourth

quarter of 2022, for

which we reported an

income tax benefit

of $68.2 million. During

the fourth quarter
of 2023, we reported

a lower income before tax,

mainly due to the FDIC

Special Assessment,

which resulted in a

lower income tax
expense by

approximately $42.6 million.

We also

recorded lower exempt

income and other

lower tax benefits,

both increasing the
income tax expense by $15.5 million and 7.2 million,

respectively.
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

The Corporate group reported a net income of

$13.3 million for the year ended December 31, 2023, compared with a net income of
$150.1

million

for

the

previous

year.

The

decrease

in

net

income

was

mainly

attributed

to

the

$128.8

million

in

after-tax

gains
recognized by the Corporation as a result of the Evertec Stock Sale, as defined in Note 4 to the Consolidated Financial Statements,
and related accounting adjustments during the

year ended September 30,2022.
Highlights on the earnings results for the reportable

segments are discussed below:
Banco Popular de Puerto Rico

The Banco Popular

de Puerto Rico reportable

segment’s net income

amounted to $472.0

million for the

year ended December 31,
2023, compared with $782.0 million for

the year ended December 31, 2022.

The principal factors that contributed to the

variance in
the financial results included the following:

●

Lower net

interest income

by $11.9

million due

to higher

interest expense

on deposits

by $616.0

million mainly

due to
higher costs

on the market-indexed

Puerto Rico

government deposits, and

the higher

interest rate environment’s

impact
on the cost

of NOW accounts,

time deposits and

savings deposits; partially

offset by

higher interest income

from money
market

and

investment securities

by

$287.5

million

mainly

due

to

higher

yields

driven

by

the

increase

in

rates

by

the
Federal

Reserve

and

higher

average

balances

of

U.S.

Treasury

securities;

and

higher

interest

income

from

loans

by
$317.4 million, mainly due to higher average balances mainly in commercial and consumer loans and higher yields across

all the portfolios
. The BPPR segment’s net interest margin was 3.20% for 2023 compared with

3.06% for the same period
in 2022.

●

A

provision

for

loan

losses

of

$194.3

million

in

2023,

compared

to

$70.3

million

for

the

year

ended

2022,

or

an
unfavorable variance of $124.0 million,

due in part to loan growth;

●

Lower non-interest income by $93.6 million mainly

due to:
●

Lower

other

operating

income

by

$109.3

million

mostly

due

to

the

gain

recorded

as

result

of

the

Evertec
Transactions and related accounting adjustments on 2022,

●

Lower mortgage banking activities by $20.4 million, unfavorable variances in the fair value adjustments for mortgage
serving

rights

and

mortgage

servicing

fees,

driven

by

serviced

loan

portfolio

runoff

due

to

Corporation’s
determination in the third

quarter of 2022 to

retain certain guaranteed loans

as held for

investment, and lower gains
from closed derivative positions;
●

Lower

service

charges

on

deposit

accounts

by

$8.8

million

principally

due

to

the

change

in

policy

of

eliminating
insufficient fund fees and modifying overdraft fees implemented in the third quarter of 2022.

●

Higher operating expenses by $111.5 million, mainly due to:

●

Higher

personnel

costs

by

$37.0

million

due

to

a

higher

headcount

and

salaries

adjustments,

including

merit
increases, market

and minimum

salary adjustments

and higher

pension and

health insurance

costs; partially

offset
by a decrease in profit sharing in incentive

compensation;

●

Higher

business

promotions

by

$6.1

million

mainly

due

to

higher

customer

rewards

expense

related

to

higher
transactional volumes;
●

Higher FDIC deposit insurance expense by $68.8

million due to the FDIC Special Assessment recorded

in 2023;
●

Higher processing and transactional

services by $10.8

million mainly due

to higher credit

and debit card processing
expense as a result of higher transactional volumes,
●

Higher

professional

fees

by

$17.8

million

mainly

due

to

costs

associated

with

initiatives

focused

on

regulatory,
compliance and cyber security efforts as well as the transformation initiative.
Partially offset by:

●

Lower other operating expenses by

$26.7 million mainly due to

$17.3 million charge related to

Evertec Transactions
on

2022

and

lower

mortgage

related

sundry

losses

by

$5.6

million

mainly

due

to

a

reserve

release

adjustment
recorded in 2022

and lower charges

allocated from the

Corporate segment group

by $9.1 million

mainly from lower
personnel costs;

partially offset by higher pension plan cost by $19.2

million due to charges in actuarial assumptions;
●

Lower technology and software

expenses by $4.5 million

mainly due in part

to savings associated with the

acquired
services from Evertec during 2022;

●

Lower

net

recoveries

from

OREO

by

$7.4

million

mainly

due

to

lower gain

on

sale

of

mortgage

and

commercial
properties.
●

Lower

income

tax

expense

by

$30.9

million

due

to

lower

income

before

tax

and

the

impact

of

the

composition

and
sources of taxable income in each year.
Popular U.S.

For the

year ended

December 31, 2023,

the reportable

segment of

Popular U.S.

reported net

income of

$56.3 million,

compared
with a net

income of $170.3 million for

the year ended December

31, 2022. The principal

factors that contributed to

the variance in
the financial results included the following:

●

Lower net interest income by $22.3 million mainly due to higher interest expense on deposits by $207.3 million mainly due
to higher

rates and

higher average

balance of

time deposit

primarily gathered through

its direct

online channel,

partially
offset by

higher interest

income from

loans by

$138.1 million,

mainly from

growth in

the commercial

portfolio as

well as
higher yields due to

increases in rates, and higher

income from money market and

investment securities by $47.4 million
due to higher

yields and higher

average balance. The

Popular U.S. reportable segment’s

net interest margin

was 2.98%
for 2023 compared with 3.68% for the same period

in 2022;

●

An

unfavorable variance

of

$2.1

million

on

the

provision for

loan

losses

and

unfunded

commitments,

reflective

of

the
updated macroeconomics

scenarios offset

by the

implementation of

the new

model for

the U.S.

commercial real

estate
loans, which resulted in a reserve release of $14.6

million;

●

Lower non-interest

income

by

$7.1

million mainly

due to

the

reversal on

2022

of

$9.2 million

of

the contingent

liability
related to the acquisition of the commercial lease business

at Popular Equipment Finance;
●

Higher operating expenses by $39.0 million mainly due

to:

●

Higher personnel costs by $5.9 million due to salary

market and annual adjustments;
●

Higher occupancy expense by

$4.1 million due to

higher rental building and

an increase in

amortization mainly
due to early termination of contracts;
●

Higher

FDIC

deposit

insurance

expense

by

$10.0

million

due

to

the

FDIC

Special

Assessment

recorded

in
2023;
●

Higher other

expenses

by

$2.9 million

due to

higher charges

allocated from

the

Corporate segment

by

$1.6
million, mainly professional fees; and
●

The goodwill impairment charge related

to our U.S. based leasing subsidiary of $23.0 million

recorded in 2023,
due to lower forecast cash flows

and increase in the rate to

discount cash flows, compared to an impairment of
$9.0 million recorded in 2022, an unfavorable

variance of $14.0 million.

●

Higher income

tax

expense by

$43.4 million

due

mainly

due to

the partial

reversal of

the

deferred tax

asset valuation
allowance recorded during the fourth quarter of

2022 of $68.2 million.

STATEMENT

OF FINANCIAL CONDITION ANALYSIS

Assets
The Corporation’s total

assets were $70.8 billion

at December 31, 2023,

compared to $67.6 billion

at December 31, 2022.

Refer to
the Corporation’s Consolidated Statements of Financial Condition at December 31, 2023 and 2022 included in this Form 10-K. Also, refer to the Statistical Summary 2023-2022 in this MD&A

for Condensed Statements of Financial Condition.

Money market investments and debt securities
Money

market

investments

increased

by

$1.4

billion

at

December 31,

2023,

when

compared

to

December

31,

2022.

This

was
impacted

by

the

increase in

deposits

of

$2.4 billion,

mainly

due

to

higher Puerto

Rico

public sector

deposits

at

BPPR and

time
deposit

at

PB.

Debt

securities

available-for-sale

decreased

by

$1.1

billion,

mainly

due

repayments

and

maturities,

while

debt
securities

held-to-maturity

decreased

by

$329.9

million.

Refer

to

Notes

6

and

7

to

the

Consolidated

Financial

Statements

for
additional information with respect to the Corporation’s debt securities available-for-sale and held-to-maturity.
Loans

Refer to Table

6 for a breakdown of

the Corporation’s loan portfolio. Also,

refer to Note 8

to the Consolidated Financial Statements
for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.
Loans

held-in-portfolio increased

by

$3.0

billion to

$35.1

billion

at

December

31,

2023,

mainly

due

to

growth in

the

commercial
portfolio of

$2.0 billion,

reflected at

both BPPR

and PB

by approximately

$1.1 billion

and $0.9

billion, respectively,

and consumer
loans at

BPPR. Consumer loans

at BPPR

increased by

$445.0 million in

the aggregate including

credit cards,

personal loans

and
auto loans. The increase in BPPR’s

consumer portfolio is aligned with the increase in

retail sales and consumer spending in Puerto
Rico

during

2023.

The

auto

loans

portfolio

at

BPPR

benefited

from

the

sustained

level

of

auto

sales

activity

on

the

island.

In
addition, mortgage

loans increased

by

$281.5 million

from the

previous year,

as the

Corporation continued

to

retain, in

portfolio,
FHA-guaranteed mortgage loans originations.

A portion of the Corporation’s $3.0 billion year over year loan growth in 2023 was driven by its non-owner occupied commercial real estate

and

commercial

multi-family

portfolios,

as

detailed

in

Table

6.

Due

to

market

pressures

from

shifts

to

hybrid

work
environments since

the pandemic,

particularly in

the New

York

Metro area

where the

Corporation operates,

and the

effect of

the
current higher interest rate environment, there has

been increased focus about the risks of these

categories of loans.

The Corporation’s

$5.1 billion

non-owner occupied commercial

real estate

portfolio is comprised

of $3.0

billion in

Puerto Rico

and
$2.1 billion in the U.S. and is

well diversified across a number of tenants in different industries and segments with exposure to retail
(35%

of

non-owner

occupied

CRE),

hotels

(20%)

and

office

space

(12%)

accounting

for

two

thirds

of

the

total

exposure.

The
approximate $639 million office space

exposure represents only 1.8% of the

total loan portfolio and is

comprised mainly of mid-rise
properties with diversified tenants with average loan

size of $2 million across both the U.S. and

Puerto Rico.

Popular’s $2.4 billion commercial multi-family

portfolio represents approximately 7% of

total loans and is

concentrated in New York
Metro ($1.4 billion), South Florida

($768 million) and Puerto Rico

($185 million). In the New

York Metro

region, the Corporation has
no

exposure

to

rent

controlled

buildings.

The

majority

of

our

multi-family

loans,

in

that

region,

are

collateralized

by

underlying
buildings that count on a mix

of units subject to rent stabilized (subject

to annual capped rent increases) and market-rate

units. The
rent stabilized units represent less than 40% of

the total units in the loan portfolio with

the majority originated after 2019. The mix of
units within

a building

is common

across the

New York

Metro region

due to

tax incentives

awarded to

developers based

on rent
stabilized

units.

In

2024,

there

are

approximately

$237

million

in multi-family

loans

in

our

New

York

Metro

portfolio expected

to
reprice.

Refer to

Note 9

to the

Consolidated Financial

Statements for

additional information

on delinquency,

asset quality

and origination
vintage information of these loan segments.
The allowance for credit losses for the

loan portfolio increased by $9.0 million, net

of the impact of the adoption of

ASU 2022-02 on
January 1,

2023 (Troubled

Debt Restructuring

by Creditors),

mainly due

to changes

in credit

quality metrics

and portfolio

growth.
Refer to the Credit Quality section of the MD&A

for additional information on the Allowance for

credit losses for the loan portfolio.

Table 6 - Loans Ending Balances
December 31,
(In thousands)
2023 2022
Loans held-in-portfolio:
Commercial

Commercial multi-family
$ 2,415,620 $ 2,321,713

Commercial real estate non-owner occupied
5,087,421 4,499,670

Commercial real estate owner occupied
3,080,635 3,078,549

Commercial and industrial
7,126,121 5,839,200
Total Commercial 17,709,797 15,739,132
Construction 959,280 757,984
Leasing 1,731,809 1,585,739
Mortgage 7,695,917 7,397,471
Consumer

Credit cards

1,135,747 1,041,870

Home equity lines of credit
65,953 71,916

Personal

1,945,247 1,823,579

Auto
3,660,780 3,512,530

Other
160,441 147,548
Total Consumer

6,968,168 6,597,443
Total loans held-in

-portfolio
$ 35,064,971 $ 32,077,769
Loans held-for-sale:

Mortgage
$ 4,301 $ 5,381
Total loans held-for-sale $ 4,301 $ 5,381
Total loans $ 35,069,272 $ 32,083,150
Other assets
Other assets

amounted to

$2.0 billion at

December 31,

2023, an

increase of

$166.8 million compared

to $1.8

billion at

December
31, 2022. At December 31,

2023, this includes $176 million in

cash receivable from the maturities of

investment securities.

Refer to
Note 14

to the

Consolidated Financial Statements

for a

breakdown of

the principal

categories that

comprise the

caption of

“Other
Assets” in the Consolidated Statements of Financial

Condition at December 31, 2023 and 2022.
Liabilities
The Corporation’s

total liabilities were

$65.6 billion

at December

31, 2023,

an increase

of $2.1

billion compared to

$63.5 billion

at
December 31, 2022, mainly due to an increase in deposits as discussed below. Refer to the

Corporation’s Consolidated Statements
of Financial Condition included in this Form 10-K.

Deposits and Borrowings
The composition of the Corporation’s financing to total assets at December 31, 2023 and 2022 is included

in Table 7.

Table 7 - Financing to Total

Assets
December 31,
December 31,

% increase (decrease)

% of total assets
(In millions) 2023 2022 from 2022 to 2023 2023 2022
Non-interest bearing deposits $ 15,420 $ 15,960 (3.4) % 21.8% 23.6%
Interest-bearing core deposits 43,571 41,600 4.7 61.6 61.5
Other interest-bearing deposits 4,627 3,667 26.2 6.5 5.4
Repurchase agreements 91 149 (38.9) 0.1 0.2
Other short-term borrowings - 365 N.M. - 0.5
Notes payable 987 887 11.3 1.4 1.3
Other liabilities 915 917 (0.2) 1.3 1.4
Stockholders’ equity 5,147 4,093 25.8 7.3 6.1
Deposits
The

Corporation’s

deposits

totaled

$63.6

billion

at

December

31,

2023,

compared

to

$61.2

billion

at

December

31,

2022.The
deposits increase

of $2.4

billion was mainly

in Puerto

Rico public

sector deposits

at BPPR

and time deposits

at PB.

Public sector
deposit balances amounted to $18.1 billion at December 31,

2023, compared to $15.2 billion at December 31, 2022.

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
Fiscal Oversight and Management Board for Puerto

Rico (the “Oversight Board”).
Approximately 28% of the

Corporation’s deposits are public

fund deposits from the

Government of Puerto Rico,

municipalities and
government instrumentalities and corporations (“public funds’’).

These public funds deposits are

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
Refer to Table 8 for a breakdown of the Corporation’s deposits at December 31, 2023 and 2022.

Table 8 - Deposits Ending Balances
(In thousands) 2023 2022
Demand deposits [1] $ 27,579,054 $ 26,382,605
Savings, NOW and money market deposits (non-brokered) 26,817,844 27,265,156
Savings, NOW and money market deposits (brokered) 719,453 798,064
Time deposits (non-brokered) 7,546,138 6,442,886
Time deposits (brokered CDs) 955,754 338,516
Total deposits $ 63,618,243 $ 61,227,227
[1] Includes interest and non-interest bearing demand deposits.
Borrowings
The

Corporation’s

borrowings

amounted

to

$1.1

billion

at

December 31,

2023,

compared

to

$1.4

billion at

December 31,

2022.
Refer to

Note 17

to the

Consolidated Financial Statements

for detailed

information on

the Corporation’s

borrowings. Also,

refer to
the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities
The Corporation’s other liabilities amounted to $0.9 billion at December 31, 2023, consistent with the

December 31, 2022 balance.

Stockholders’ Equity
Stockholders’ equity totaled

$5.1 billion at

December 31, 2023,

an increase of

$1.1 billion when

compared to December

31, 2022.
The increase was principally due to lower accumulated unrealized gain/losses on debt securities available-for-sale by $472.5 million and net income for the year ended December 31, 2023 of $541.3 million,

partially offset by declared dividends of $163.7 million and
$1.4

million

on

common

stock

and

preferred

stock,

respectively.

Refer

to

the

Consolidated

Statements

of

Financial

Condition,
Comprehensive Income

and of

Changes in

Stockholders’ Equity

for information

on the

composition of

stockholders’ equity.

Also,
refer

to

Note

22

to

the

Consolidated

Financial

Statements

for

a

detail

of

accumulated

other

comprehensive

income

(loss),

an
integral component of stockholders’ equity.

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

2023 and

2022. BPPR

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
Table 9 presents the Corporation’s capital adequacy

information for the years 2023 and 2022.

Table 9 - Capital Adequacy

Data
At December 31,

(Dollars in thousands) 2023 2022
Risk-based capital:
Common Equity Tier 1 capital $ 6,053,315 $ 5,639,686
Additional Tier 1 Capital

22,143 22,143
Tier 1 capital $ 6,075,458 $ 5,661,829
Supplementary (Tier 2) capital

658,507 623,818

Total

capital

$ 6,733,965 $ 6,285,647

Total

risk-weighted assets

$ 37,146,330 $ 34,415,889
Adjusted average quarterly assets $ 71,353,184 $ 70,287,610
Ratios:
Common Equity Tier 1 capital 16.30% 16.39%
Tier 1 capital

16.36 16.45
Total capital

18.13 18.26
Leverage ratio

8.51 8.06
Average equity to assets
[1]
9.27 8.25
Average tangible equity to assets
[1]
8.19 7.27
[1]
Average balances exclude unrealized gains or losses

on debt securities available-for-sale and unrealized

losses on debt securities transfer
to held-to-maturities
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

The decrease in the CET1 capital ratio,

Tier 1 capital ratio

and, total capital ratio as of

December 31, 2023, compared to December
31,

2022,
was

mostly

due

to

an

increase

in

risk

weighted

assets

driven

by

the

growth

in

the

commercial

and

consumer

loan
portfolios, partially offset by the annual earnings. The increase in the leverage capital ratio was mainly due to the increase in capital
driven by the annual earnings, partially offset by

a slight increase in average total assets.
Pursuant

to

the

adoption

of

CECL

on

January

1,

2020,

the

Corporation elected

to

use

the

five-year

transition

period

option

as
provided in the final

interim regulatory capital rules effective

March 31,2020. The five-year transition

period provision delays for two
years the

estimated impact

of

CECL on

regulatory capital,

followed by

a three-year

transition period

to

phase out

the aggregate
amount of

the capital benefits

provided during the

initial two-year delay.

As of

December 31, 2023,

the Corporation had

phased-in
50% of the cumulative CECL deferral with the remaining impact to be recognized over the remaining two years. In the first quarter of
2024, the Corporation will phase in a cumulative

75% of the deferral.
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

PPPL Facility. As of December 31,

2023,
the Corporation has $9 million in PPP loans and

no loans were pledged as collateral for PPPL

Facilities.
Table 10 reconciles the Corporation’s total common stockholders’ equity to common equity Tier 1 capital.
Table 10 - Reconciliation Common

Equity Tier 1 Capital
At December 31,

(In thousands) 2023 2022
Common stockholders’ equity $ 5,209,561 $ 4,198,409

AOCI related adjustments due to opt-out election
1,831,003 2,468,193

Goodwill, net of associated deferred tax liability

(DTL)
(666,538) (691,560)

Intangible assets, net of associated DTLs
(9,764) (12,944)

Deferred tax assets and other deductions
(310,947) (322,412)
Common equity tier 1 capital $ 6,053,315 $ 5,639,686
Common equity tier 1 capital to risk-weighted assets 16.30% 16.39%
Non-GAAP financial measures
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
Table

11

provides

a

reconciliation of

total

stockholders’

equity

to

tangible

common

equity

and

total

assets

to

tangible

assets

at
December 31, 2023 and 2022.

Table 11

- Reconciliation of Tangible

Common Equity and Tangible

Assets
At December 31,
(In thousands, except share or per share information) 2023 2022
Total stockholders’

equity
$ 5,146,953 $ 4,093,425
Less: Preferred stock (22,143) (22,143)
Less: Goodwill (804,428) (827,428)
Less: Other intangibles (9,764) (12,944)
Total tangible common

equity
$ 4,310,618 $ 3,230,910
Total assets

$ 70,758,155 $ 67,637,917
Less: Goodwill (804,428) (827,428)
Less: Other intangibles (9,764) (12,944)
Total tangible assets $ 69,943,963 $ 66,797,545
Tangible common

equity to tangible assets
6.16% 4.84%
Common shares outstanding at end of period 72,153,621 71,853,720
Tangible book value

per common share
$ 59.74 $ 44.97
Year-to-date average
Total stockholders’

equity [1]
$ 5,853,276 $ 5,798,407
Average unrealized (gains) losses on AFS securities

transferred to HTM

747,327 210,818
Adjusted total stockholder's equity

6,600,603 6,009,225
Less: Preferred Stock (22,143) (22,143)
Less: Goodwill (821,567) (757,133)
Less: Other intangibles (11,473) (17,113)
Total tangible common

equity
$ 5,745,420 $ 5,212,836
Average return on tangible common equity 9.40% 21.13%
[1] Average balances exclude unrealized gains or losses

on debt securities available-for-sale.

RISK MANAGEMENT
Market / Interest Rate Risk
The financial results and capital levels of the

Corporation are constantly exposed to market, interest

rate and liquidity risks.
Market risk

refers to the

risk of a

reduction in the

Corporation’s capital due

to changes in

the market valuation

of its assets

and/or
liabilities.

Most of the assets

subject to market valuation risk

are debt securities classified as

available-for-sale. Refer to Notes 6

and 7 to the
Consolidated Financial

Statements for

further information

on the

debt

securities available-for-sale

and

held-to-maturity portfolios.
Debt securities classified

as available-for-sale amounted

to $16.7 billion

as of December

31, 2023. Other

assets subject to

market
risk include loans

held-for-sale, which amounted to

$4 million, mortgage servicing

rights (“MSRs”) which amounted

to $118

million,
and securities classified as “trading”, which amounted

to $32 million, as of December 31, 2023.

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

Validation policy.
The Corporation processes NII

simulations under interest rate

scenarios in which the

yield curve is assumed

to rise and

decline by
the same magnitude

(parallel shifts). The

rate scenarios considered in

these market risk

simulations include instantaneous parallel
changes of -100, -200,

+100, and +200 basis points

during the succeeding twelve-month period. Simulation analyses are based on
many assumptions,

including that

the balance

sheet remains

flat, the

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
December 31, 2023 December 31, 2022
(Dollars in thousands) Amount Change Percent Change Amount Change Percent Change
Change in interest rate
+200 basis points 20,822 0.92 (18,003) (0.82)
+100 basis points 11,496 0.51 (7,748) (0.35)
-100 basis points 19,589 0.87 8,778 0.40
-200 basis points 16,971 0.75 9,296 0.42
The

results

of

the

NII

simulations

at

December

31,

2022

in

the

table

above

have

been

adjusted

from

those

reported

in

the
Corporation’s 2022 Form 10-K to reflect the effect of changes in certain modeling assumptions in down rate scenario simulations for certain variable rate loans. Specifically, the yield on certain variable rate loans that did not have contractual periodic floors, were not repricing according to the terms of those variable rate

loans in the down rate simulations.
Although the adjustment referred to in the preceding paragraph results in the magnitude of the Corporation’s sensitivity to decreases in interest rates becoming lower, as of December 31, 2022, the adjusted NII simulations continued to show that the Corporation had a neutral to slightly liability sensitive position driven

by the rapid increase in short-term interest

rates throughout 2022.
As of December

31, 2023, NII

simulations show the

Corporation has a

neutral to slightly

asset sensitive

position as compared

to a
slightly

liability

sensitive

position

as

of

December

31,

2022.

The

primary

reasons

for

the

variation

in

sensitivity

are

changes

in
balance sheet composition driven by an increase in overnight Fed Funds,

short-term U.S Treasury Bills (“T-

Bills”) and loan portfolio
on the asset side

partially offset by higher

Puerto Rico public sector

deposits which are indexed to

market rates and an

increase in
time deposits. These

results suggest that

changes in the

Corporation’s net interest

income sensitivity are driven

by changes in

the
composition of the

investment portfolio as the

term bond portfolio continues

to run off

and get reinvested in

short-term investments
such as

T-Bills, combined

with the

increase of

approximately $3.0 billion

in loans

held in

portfolio. Additionally,

variation in

liability
cost, primarily

driven by

Puerto Rico

public sector

deposits that

represented $18.1

billion or

28% of

deposits as

of December

31,
2023,

as

well

as

an

increase

of

approximately

$1.7

billion

in

time

deposits,

also

impact

the

sensitivity

profile.

In

declining

rate
scenarios net interest income would slightly increase as the decline in the cost of these deposit generates a greater benefit than the changes in

assets yields.

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

Table 13 - Interest Rate Sensitivity
At December 31, 2023
By repricing dates

(Dollars in thousands) 0-30 days
Within 31 -
90 days
After three
months but
within six
months
After six
months but
within nine
months

After nine
months but
within one
year
After one
year but
within two
years
After two
years
Non-
interest
bearing
funds Total
Assets:
Money market investments
$ 6,998,871 $ - $ - $ - $ - $ - $ - $ - $ 6,998,871
Investment and trading securities

1,849,238 3,329,068 1,173,287 1,149,164 1,096,708 4,383,968 12,478,938 (317,478) 25,142,893
Loans
5,872,869 3,321,776 1,491,687 1,497,123 1,434,984 5,044,236 16,487,918 (81,321) 35,069,272
Other assets
(2) - - - - - - 3,547,121 3,547,119

Total

14,720,976 6,650,844 2,664,974 2,646,287 2,531,692 9,428,204 28,966,856 3,148,322 70,758,155
Liabilities and stockholders' equity:
Savings, NOW and money market and

other interest bearing demand
deposits
19,996,702 770,508 1,081,390 999,305 924,802 3,075,028 12,848,992 - 39,696,727
Certificates of deposit
2,145,493 891,341 941,722 620,282 859,114 1,197,851 1,846,089 - 8,501,892
Federal funds purchased and assets

sold under agreements to
repurchase
44,329 38,763 8,292 - - - - - 91,384
Notes payable

21,000 - 25,000 23,570 22,373 144,214 750,791 - 986,948
Non-interest bearing deposits
- - - - - - - 15,419,624 15,419,624
Other non-interest bearing liabilities
- - - - - - - 914,627 914,627
Stockholders' equity
- - - - - - - 5,146,953 5,146,953

Total

$ 22,207,524 $ 1,700,612 $ 2,056,404 $ 1,643,157 $ 1,806,289 $ 4,417,093 $ 15,445,872 $ 21,481,204 $ 70,758,155
Interest rate sensitive gap
(7,486,548) 4,950,232 608,570 1,003,130 725,403 5,011,111 13,520,984 (18,332,882) -
Cumulative interest rate sensitive gap
(7,486,548) (2,536,316) (1,927,746) (924,616) (199,213) 4,811,898 18,332,882 - -
Cumulative interest rate sensitive gap

to earning assets
(11.07) % (3.75) % (2.85) % (1.37) % (0.29) % 7.12% 27.12% - -
Table 14, which presents the maturity distribution of earning assets, takes into consideration prepayment assumptions.

Table 14 - Maturity Distribution

of Earning Assets
As of December 31, 2023
Maturities
After one year

After five years
through five years through fifteen years After fifteen years
One year
Fixed

Variable

Fixed

Variable

Fixed

Variable

(In thousands)

or less
interest rates interest rates interest rates interest rates interest rates interest rates Total
Money market securities

$ 6,998,871 $ - $ - $ -

$

-

$

-

$

- $ 6,998,871
Investment and trading
securities

8,533,897 14,294,589 9,289 2,145,920 3,431 - - 24,987,126
Loans:

Commercial

5,385,197 6,053,244 4,051,003 1,261,180 846,607 53,414 59,152 17,709,797

Construction

566,180 64,686 314,445 6,150 7,819 - - 959,280

Leasing

467,644 1,235,563 - 28,602 - - - 1,731,809

Consumer

1,851,329 3,830,035 290,048 218,190 696,132 4,743 77,691 6,968,168

Mortgage

573,661 2,158,855 149,757 3,975,801 70,677 771,451 16 7,700,218
Subtotal loans

8,844,011 13,342,383 4,805,253 5,489,923 1,621,235 829,608 136,859 35,069,272
Total earning assets $ 24,376,779 $ 27,636,972 $ 4,814,542 $ 7,635,843 $ 1,624,666 $ 829,608 $ 136,859 $ 67,055,269
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
At December 31, 2023,

the Corporation held trading securities

with a fair value

of $32 million, representing approximately 0.05%

of
the Corporation’s total assets,

compared with $28 million and 0.04%, respectively, at December 31, 2022. As shown in Table 15, the
trading

portfolio

consists

principally

of

mortgage-backed

securities

and

U.S.

Treasuries,

which

at

December

31,

2023

were
investment grade securities.

Table 15 - Trading

Portfolio
December 31, 2023 December 31, 2022
(Dollars in thousands)
Amount

Weighted
Average Yield [1] Amount
Weighted
Average Yield [1]
Mortgage-backed securities

$ 14,373 5.69% $ 14,223 5.79%
U.S. Treasury securities 16,859 4.29 13,069 3.26
Collateralized mortgage obligations 98 5.21 160 5.51
Puerto Rico government obligations 71 0.91 64 0.45
Interest-only strips

167 12.00 207 12.00
Total

$ 31,568 4.96% $ 27,723 4.63%
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

31, 2023.

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

225.9 million at

December 31, 2023.

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

2023, the

Corporation had

approximately $

65 million in

an unfavorable
foreign currency translation

adjustment as part

of accumulated other

comprehensive income (loss),

compared with an

unfavorable
adjustment of $ 57 million at December 31,

2022 and $ 67 million at December 31,

2021.

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

reasons, including

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

at December

31, 2023

and 91%

at December

31, 2022.

The

ratio

of

total

ending

loans

to

deposits

was

55%

at

December

31,

2023

and

52%

at

December

31,

2022.

In

addition

to
traditional deposits, the Corporation maintains borrowing

arrangements, which amounted to approximately

$1.1 billion in outstanding
balances at December 31, 2023 (December 31, 2022 - $1.4 billion). A detailed description of the Corporation’s borrowings, including
their terms,

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

During the

fourth quarter

of 2023

the Corporation

had no

material incremental

use of

its available

liquidity sources.

At December
31,2023,

the

Corporation’s

available

liquidity

increased

to

$19.5

billion

from

$17.0

billion

on

December

31,

2022.

The

liquidity
sources of the Corporation at December 31,2023

are presented in Table 16:
Table 16 - Liquidity Sources
December 31, 2023 December 31, 2022
(In thousands)
BPPR Popular U.S. Total BPPR Popular U.S. Total
Unpledged securities and unused funding
sources:
Money market (excess funds at the
Federal Reserve Bank) $ 5,516,636 $ 1,475,143 $ 6,991,779 $ 5,240,100 $ 367,966 $ 5,608,066
Unpledged securities 4,212,480 347,791 4,560,271 7,494,189 326,599 7,820,788
FHLB borrowing capacity 2,157,685 1,341,329 3,499,014 1,389,579 722,005 2,111,584
Discount window of the Federal Reserve
Bank borrowing capacity 2,605,674 1,818,946 4,424,620 1,090,308 329,385 1,419,693
Total available liquidity $ 14,492,475 $ 4,983,209 $ 19,475,684 $ 15,214,176 $ 1,745,955 $ 16,960,131
Refer

to

Note

17

to

the

Consolidated

Financial

Statements

for

additional

information

of

the

Corporation’s

borrowing

facilities
available through its banking subsidiaries.

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
all

interest-bearing

transactional

deposit

accounts,

non-interest

bearing

deposits,

and

savings

deposits.

Core

deposits

exclude
brokered deposits and certificates of

deposit over $250,000. Core deposits,

excluding P.R.

public funds that are

fully collateralized,
have

historically

provided

the

Corporation with

a

sizable

source

of

relatively stable

and

low-cost funds.

P.R.

public funds,

while
linked to

market interest

rates, provide

a stable

source of

funding with

an attractive

earnings spread.

Core deposits

totaled $59.0
billion, or

93% of

total deposits,

at

December 31,

2023, compared

with $57.6

billion, or

94% of

total deposits,

at December

31,
2022. Core deposits financed 88% of the Corporation’s earning assets at December 31, 2023, compared with 90% at December 31,
2022.

The distribution by maturity of certificates of deposit with denominations of $250,000 and over at December 31, 2023 is presented in the table that follows:

Table 17 - Distribution by

Maturity of Certificates of Deposit of $250,000 and Over
(In thousands)
3 months or less $ 2,025,571
Over 3 to 12 months 630,145
Over 1 year to 3 years 225,165
Over 3 years 177,949
Total $ 3,058,830
For the

years ended

December 31,

2023 and

2022, average

deposits, including

brokered deposits,

represented

92% of

average
earning assets. Table 18 summarizes average deposits for the past three years.

Table 18 - Average

Total Deposits
For the years ended December 31,
(In thousands) 2023 2022
Non-interest bearing demand deposits $ 15,307,152 $ 16,093,704
Savings accounts

15,265,784 16,242,457
NOW, money market and other interest

bearing demand accounts
24,208,570 25,539,909
Certificates of deposit 7,764,974 6,840,334
Total interest bearing

deposits
47,239,328 48,622,700
Total average deposits $ 62,546,480 $ 64,716,404
The Corporation had

$1.7 billion in

brokered deposits at

December 31, 2023,

which financed approximately

2% of its

total assets
(December 31, 2022 -

$1.1 billion and 2%,

respectively).

In the event that

any of the Corporation’s

banking subsidiaries’ regulatory
capital

ratios fall

below those

required by

a well-capitalized

institution or

are subject

to capital

restrictions by

the regulators,

that
banking subsidiary faces

the risk of

not being able

to raise or

maintain brokered deposits

and faces limitations

on the rate

paid on
deposits, which

may hinder

the Corporation’s

ability to

effectively compete

in its

retail markets

and could

affect its

deposit raising
efforts.

Deposits from the

public sector represent

an important source

of funds for

the Corporation. As

of December 31,

2023, total

public
sector deposits were $18.1 billion,

compared to $15.8 billion at December 31, 2022. Generally,

these deposits require that the bank
pledge high credit quality securities as

collateral;

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

At December 31, 2023,

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

19

reflects

the

aggregate

balance

in

deposit

accounts

in

excess

of

$250,000,

including
collateralized public funds and deposits outside of the

U.S. and its territories.

Collateralized public funds, as presented in Table

19,
represent public

deposit balances

from governmental

entities in

the U.S.

and its

territories, including

Puerto Rico

and the

United
States Virgin Islands, that

are collateralized based on such

jurisdictions’ applicable collateral requirements. On

December 31,2023,
deposits with balances in excess of $250,000, excluding foreign deposits (mainly deposits in the British Virgin Islands) intercompany deposits and collateralized public funds, were $ 10.6 billion or

20% at BPPR and $ 2.6 billion or

23% at Popular U.S., compared to
available liquidity sources of $ 14.5 billion at BPPR

and $ 5.0 billion at Popular U.S.
Table 19 - Deposits
31-Dec-23
Popular, Inc.
(Dollars in thousands)
BPPR % of Total Popular U.S. % of Total (Consolidated) % of Total
Deposits:
Deposits balances under $250,000 [1] $ 23,683,475 45% $ 7,760,363 69% $ 31,443,838 49%
Transactional deposits balances over
$250,000 8,632,491 16% 2,230,978 20% 10,863,469 17%
Time deposits balances over $250,000 1,926,005 4% 361,315 3% 2,287,320 4%
Uninsured foreign deposits 418,334 1% - - % 418,334 1%
Collateralized public funds 18,313,612 34% 291,670 3% 18,605,282 29%
Intercompany deposits 159,163 - % 626,312 5% - - %
Total deposits $ 53,133,080 100% $ 11,270,638 100% $ 63,618,243 100%
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

The

outstanding

balance

of

notes

payable

at

the

BHCs

amounted

to

$592

million

at

December

31,

2023

and

$497

million

at
December 31, 2022.
The contractual maturities of the BHCs notes payable

at December 31, 2023 are presented in

Table 20.
Table 20

- Distribution of BHC's Notes Payable by Contractual

Maturity
Year (In thousands)
2028 $ 393,937
Later years 198,346
Total $ 592,283
As

of December

31, 2023,

the BHCs

had cash

and money

markets investments

totaling $388

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
Notes to

redeem,

on August

14, 2023,

the outstanding

$300 million

aggregate principal

amount of

its outstanding

6.125% Senior
Notes

which

were

due

on

September

2023.

Additionally,

the

Corporation’s

latest

quarterly

dividend

was

$0.62

per

share

or
approximately $45 million per quarter.
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

year

ended

December

31,

2023,

the

Corporation

declared

cash

dividends

of

$2.27

per

common

share

outstanding
($163.7 million in the aggregate). The

dividends for the Corporation’s Series

A preferred stock amounted to $1.4

million. During the
year ended

December 31,

2023, the

BHCs received

dividends amounting

to $200

million from

BPPR, $50

million from

PNA, $14
million from PIBI

and $8

million from its

non-banking subsidiaries. In

addition, during the

year ended December

31, 2023, Popular
International Bank Inc.,

wholly owned subsidiary of

Popular, Inc.,

received $14.1 million in

cash dividends and

$2.1 million in

stock
dividends from its investment in BHD.

Dividends from BPPR constitute Popular, Inc.’s primary source of liquidity.

Other Funding Sources and Capital
In addition to cash

reserves held at the

FRB that totaled $7.0 billion

at December 31,2023,

the debt securities portfolio provides

an
additional

source

of

liquidity,

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

various counterparties. In

2023, BPPR
became

an

approved

counterparty

in

the

Federal

Reserve’s

Standing

Repo

Facility.

This

allows

approved

counterparties

to
participate in

daily

auctions with

the Standing

Repo Facility

for up

to

$500

billion in

aggregate of

overnight financing

using

U.S.
Treasuries and

Agency MBS as

collateral. The Corporation’s

unpledged debt securities

amounted to $

4.6 billion at

December 31,
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

FDIC Special Assessments

On

November

16,

2023,

the

Federal

Deposit

Insurance

Corporation

(“FDIC”)

approved

a

final

rule

that

imposes

a

special
assessment (the “FDIC

Special Assessment”) to

recover the losses

to the deposit

insurance fund (“DIF”)

resulting from the

FDIC’s
use,

in

March

2023,

of

the

systemic

risk

exception

to

the

least-cost resolution

test

under

the

Federal

Deposit

Insurance

Act

in
connection with the receiverships of several failed banks.
Under the final rule, the assessment base for

the special assessment is equal to an insured depository institution’s

(“IDI”) estimated
uninsured deposits,

as reported

in the

IDI’s

December 31,

2022 Call

Report, excluding

the first

$5 billion

in estimated

uninsured
deposits. For a holding company that has more than one IDI subsidiary, such as Popular, the $5 billion exclusion is allocated among the company’s IDI

subsidiaries in proportion to

each IDI’s estimated

uninsured deposits. The special

assessments will be collected
at an annual

rate of approximately 13.4

basis points per year

(3.35 basis points per

quarter) over eight quarters

in 2024 and

2025,
with

the

first

assessment

period

beginning

January

1,

2024.

In

their

December

31,

2022

Call

Reports,

BPPR

and

PB

reported
estimated uninsured deposits of

approximately $28.1 billion, including $16.2

billion in fully

collateralized public sector deposits,

and
$3.5 billion,

respectively.

The Corporation

recorded an

expense of

$71.4 million,

$45.3 million

net of

tax,

in the

fourth quarter

of
2023, representing the full amount of the assessment.
By statute, the FDIC is required to recover the loss

arising from the use of a systemic risk determination

through one or more special
assessments. As of

December 31, 2023,

the FDIC’s

loss estimate described

in the

final rule

had increased by

approximately $4.1
billion to $20.4 billion, or

approximately 25%.

The exact amount of losses will

be determined when the FDIC terminates the

related
receiverships considered

in the

final rule.

Accordingly,

the special

assessment amount

and collection

period may

change as

the
estimated

loss is

periodically adjusted

or

if the

total

amount collected

varies. If

the most

recent increase

in the

FDIC’s

estimate

remains unchanged

and is

assessed in

the same

manner,

the

Corporation estimates

that the

incremental expense

for the

FDIC
Special Assessment could be approximately $18

million.
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
The

principal

sources

of

funding

for

PIHC

and

PNA

have

included

dividends

received

from

their

banking

and

non-banking
subsidiaries, asset

sales and

proceeds from

the issuance

of debt

and equity.

As further

described below,

in the

Risk to

Liquidity
section, various statutory

provisions limit the

amount of dividends

an insured depository

institution may pay

to its holding

company
without regulatory approval.

The

following

summarized

financial

information

presents

the

financial

position

of

the

obligor

group,

on

a

combined

basis

at
December

31,

2023

and

December

31,

2022,

and

the

results

of

their

operations

for

the

years

ended

December

31,

2023

and
December 31, 2022. Investments in and equity in the earnings from the other subsidiaries and affiliates that are not members of the
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

Table 21 - Summarized Statement

of Condition
(In thousands) December 31, 2023 December 31, 2022
Assets
Cash and money market investments $ 388,025 $ 203,083
Investment securities 29,973 24,815
Accounts receivables from non-obligor subsidiaries 14,469 16,853
Other loans (net of allowance for credit losses of $51 (2022

- $370))
26,906 27,826
Investment in equity method investees 5,265 5,350
Other assets 51,315 45,278
Total assets $ 515,953 $ 323,205
Liabilities and Stockholders' deficit
Accounts payable to non-obligor subsidiaries $ 7,023 $ 3,709
Notes payable 592,283 497,428
Other liabilities 114,660 112,847
Stockholders' deficit (198,013) (290,779)
Total liabilities and

stockholders' deficit
$ 515,953 $ 323,205
Table 22 - Summarized Statement

of Operations
For the years ended
(In thousands) December 31, 2023 December 31, 2022
Income:
Dividends from non-obligor subsidiaries $ 208,000 $ 458,000
Interest income from non-obligor subsidiaries and affiliates 15,579 705
(Losses) earnings from investments in equity method investees (84) 15,688
Other operating income 4,664 145,295
Total income $ 228,159 $ 619,688
Expenses:
Services provided by non-obligor subsidiaries and affiliates

(net of
reimbursement by subsidiaries for services provided by parent of
$215,479 (2022 - $222,935)) $ 13,513 $ 18,467
Other operating expenses 34,978 23,607
Total expenses $ 48,491 $ 42,074
Net income $ 179,668 $ 577,614
During the year ended December 31, 2023,

the obligor group recorded in aggregate

$64.0 million of dividend distributions
from non-obligor subsidiaries which were

recorded as a reduction to

the investment (2022 - $72.0

million). During the year
ended December 31, 2022, the Obligor group recorded

$1.5 million of distributions from its direct equity

method investees.
In addition, during the year ended December 31, 2022,

the Obligor group recorded $228.1 million in

proceeds from the sale
of two of its direct equity method investees.

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

Furthermore,

various

statutory

provisions

limit

the

amount

of

dividends

an

insured

depository

institution

may

pay

to

its

holding
company without

regulatory approval. A

member bank must

obtain the

approval of

the Federal

Reserve Board

for any

dividend, if
the total

of all

dividends declared

by the

member bank

during the

calendar year

would exceed

the total

of its

net income

for that
year,

combined with

its retained

net income

for the

preceding two

years, after

considering those

years’ dividend

activity,

less any
required transfers to surplus or to a fund for the retirement of any preferred stock. During the year ended December 31, 2023, BPPR
declared cash dividends of $200 million. At December 31, 2023, BPPR can declare a dividend of approximately $387 million without prior approval of the Federal Reserve Board due to its retained income, declared dividend activity and transfers

to statutory reserves
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

at December

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

$27.1

million

at

December

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
The

latest

Puerto

Rico

Economic Activity

Index,

published

by

the

Economic

Development Bank

for

Puerto

Rico

(the

“Economic
Activity

Index”),

reflected

a

5.9%

year-over-year

increase

and

a

0.2%

month-over-month

decrease

in

November

2023.

The
Economic Activity Index is a coincident indicator of ongoing economic activity but not a direct measurement of real GNP. The Puerto
Rico Planning Board estimates

that Puerto Rico’s

real GNP grew 0.8%

during fiscal year 2023

(July 2022-June 2023) and

projects
1.8% real GNP growth for fiscal year 2024 (July

2023-June-2024).
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

3.4%

during

the

12-month

period

ended
December 2023.

Inflation in Puerto Rico,

as measured by the

Puerto Rico Consumer Price

Index (published by the

Department of
Labor

and

Human

Resources

of

Puerto

Rico),

increased

2.0%

during

the

12-month

period

ended

December

2023.

The

rate

of
inflation

gradually

decreased

from

a

mid-2022

peak,

as

the

Federal

Reserve

implemented

a

series

of

benchmark

interest

rate
increases.

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
including

Government

Development

Bank

for

Puerto

Rico,

the

Puerto

Rico

Sales

Tax

Financing

Corporation,

the

Puerto

Rico
Highways

and

Transportation

Authority,

and

the

Puerto

Rico

Industrial

Development

Company,

have

also

completed

debt
restructurings

under

Titles

III

or

VI

of

PROMESA.

While

the

majority

of

the

debt

has

already

been

restructured,

some

PR
Government

Entities

still

face

significant

fiscal

challenges.

For

example,

the

Puerto

Rico

Electric

Power

Authority

is

still

in

the
process of restructuring its debts under Title III of PROMESA.
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

December 31,

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

2023,

the

Corporation

had

$238

million

in

loans

insured

or

securities

issued

by

Puerto

Rico
governmental entities,

but for

which the

principal source

of repayment

is non-governmental

($251 million at

December 31, 2022).
These

included

$191

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

31, 2023, $40 million in bonds issued by HFA which are secured by second
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

2023,

BPPR

had

$18.1

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

2023,

it

has

a

loan

portfolio

amounting

to
approximately

$205

million

comprised

of

various

retail

and

commercial

clients,

compared

to

a

loan

portfolio

of

$214

million

at
December 31, 2022.
U.S. Government
As further detailed in Notes

6 and 7 to the

Consolidated Financial Statements, a substantial portion of the

Corporation’s investment
securities

represented exposure

to

the

U.S.

Government in

the

form

of

U.S. Government

sponsored entities,

as

well

as

agency
mortgage-backed and U.S. Treasury securities. In addition, $1.9 billion of residential mortgages, $9.2 million of SBA loans under the
Paycheck Protection Program (“PPP”) and $80 million

commercial loans were insured or guaranteed by

the U.S. Government or its
agencies at December 31, 2023 (compared

to $1.6 billion, $38 million and $72 million,

respectively, at December 31, 2022).

Non-Performing Assets
Non-performing assets (“NPAs”)

include primarily past-due

loans that

are no

longer accruing interest,

renegotiated loans, and

real
estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 23.
During 2023,

the Corporation

continued to

reflect credit

quality normalization.

Non-performing loans

(“NPLs”) and

net charge

offs
(“NCOs”)

continued

below

historical

pre-pandemic

averages.

Consumer

portfolios,

however,

reflected

certain

credit

quality
deterioration,

particularly

the

personal

loans

and

credit

cards

portfolios,

with

delinquencies

and

NCOs

near

or

exceeding

pre-
pandemic levels. The auto loans

portfolio also showed credit normalization, however,

metrics remained below pre-pandemic levels.
The commercial and mortgage portfolios continue

to operate with historically low

levels of NCOs and NPLs.

We continue to closely
monitor

changes

in

the

macroeconomic

environment

and

on

borrower

performance

given

higher

interest

rates

and

inflationary
pressures.

However,

management believes

that

the

improvements over

recent years

in

risk management

practices and

the

risk
profile of the Corporation’s loan portfolios position Popular to continue to operate successfully under the

current environment.
Total

NPAs

decreased

by

$91

million

when

compared

with

December

31,

2022.

Total

non-performing

loans

held-in-portfolio
(“NPLs”)

decreased

by

$82

million

from

December

31,

2022.

BPPR’s

NPLs

decreased

by

$73

million,

mainly

driven

by

lower
mortgage

NPLs

by

$67

million.

Popular

U.S.

NPLs

decreased

by

$9

million

from

December

31,

2022,

mainly

driven

by

lower
mortgage NPLs.

At December 31, 2023, the ratio of NPLs

to total loans held-in-portfolio was 1.0% compared to

1.4%, at December
31, 2022. Other

real estate owned

loans (“OREOs”) decreased by

$9 million. At

December 31, 2023,

NPLs secured by

real estate
amounted to

$231 million

in the

Puerto Rico

operations and

$24 million

in Popular

U.S. These

figures were

$303 million

and $33
million, respectively, at December 31, 2022.
The

Corporation’s commercial

loan portfolio

secured by

real estate

(“CRE”) amounted

to

$10.6 billion

at

December 31,

2023, of
which

$3.1

billion

was

secured

with

owner

occupied

properties,

compared

with

$9.9

billion

and

$3.1

billion,

respectively,

at
December 31, 2022. CRE NPLs amounted to

$48 million at December 31, 2023, compared

with $54 million at December 31,

2022.
The

CRE

NPL

ratios

for

the

BPPR

and

Popular

U.S.

segments

were

0.86%

and

0.13%,

respectively,

at

December

31,

2023,
compared with 1.04% and 0.12%, respectively, at December 31, 2022.
In addition to the NPLs included in Table 23, at December 31, 2023, there were $510 million of performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing (December 31, 2022
- $374 million).
For the

year ended

December 31,

2023, total

inflows of

NPLs held-in-portfolio,

excluding consumer

loans, remained

flat at

$213
million, when compared to the inflows for the same period in 2022. Inflows of NPLs held-in-portfolio at the BPPR segment increased by $22

million compared

to the

same period

in 2022,

driven by

higher commercial

and construction

inflows by

$25 million

and $9
million,

respectively,

in

part

offset

by

lower

mortgage

inflows

by

$12

million.

Commercial increase

incudes

an

$18

million

inflow
during the

fourth quarter of

2023. Inflows of

NPLs held-in-portfolio at

the Popular U.S.

segment decreased by

$21 million from

the
same period in 2022, mainly driven by lower

commercial inflows.

Table 23 - Non-Performing

Assets
December 31, 2023 December 31, 2022
(Dollars in thousands) BPPR Popular U.S. Popular, Inc. BPPR Popular U.S. Popular, Inc.
Non-accrual loans:
Commercial
Commercial multi-family
$ 1,991 $ - $ 1,991 $ 242 $ - $ 242
Commercial real estate non-owner
occupied 8,745 1,117 9,862 23,662 1,454 25,116
Commercial real estate owner occupied
29,430 6,274 35,704 23,990 5,095 29,085
Commercial and industrial

32,826 3,772 36,598 34,277 4,319 38,596
Total Commercial

72,992 11,163 84,155 82,171 10,868 93,039
Construction 6,378 - 6,378 - - -
Leasing 8,632 - 8,632 5,941 - 5,941
Mortgage 175,106 11,191 186,297 242,391 20,488 262,879
Consumer

Home equity lines of credit
- 3,733 3,733 - 4,110 4,110

Personal

19,031 2,805 21,836 18,082 1,958 20,040

Auto
45,615 - 45,615 40,978 - 40,978

Other Consumer

964 1 965 12,446 8 12,454
Total Consumer

65,610 6,539 72,149 71,506 6,076 77,582
Total non-performing

loans held-in-portfolio
328,718 28,893 357,611 402,009 37,432 439,441
Other real estate owned (“OREO”) 80,176 240 80,416 88,773 353 89,126
Total non-performing

assets
[1]
$ 408,894 $ 29,133 $ 438,027 $ 490,782 $ 37,785 $ 528,567
Accruing loans past due 90 days or more
[2]
$ 268,362 $ 109 $ 268,471 $ 351,248 $ 366 $ 351,614
Non-performing loans

to loans held-in-
portfolio

1.02% % 1.37
Interest Lost

18,697 27,920
[1] There were no non-performing loans held-for-sale

as of December 31, 2023 and December 31, 2022.
[2] It is the Corporation’s policy to report delinquent

residential mortgage loans insured by FHA or guaranteed

by the VA as accruing

loans past due 90
days or

more as

opposed to

non-performing since

the principal

repayment is

insured.

These balances

include $106

million of

residential mortgage
loans insured

by FHA

or guaranteed

by the

VA

that are

no longer

accruing interest

as of

December 31,

2023 (December

31, 2022

- $190

million).
Furthermore,

at

December

31,2023

the

Corporation

had

approximately

$38

million

in

reverse

mortgage

loans

which

are

guaranteed

by

FHA,

but
which are currently

not accruing interest. Due

to the guaranteed nature

of the loans, it is

the Corporation’s policy to

exclude these balances from

non-
performing assets (December 31, 2022 - $42 million).

Table 24 - Activity in Non

-Performing Loans Held-in-Portfolio (Excluding Consumer

Loans)
For the year ended December 31, 2023
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance

- NPLs
$ 324,562 $ 31,356 $ 355,918
Plus:
New non-performing loans 180,426 31,484 211,910
Advances on existing non-performing loans - 681 681
Less:
Non-performing loans transferred to OREO (36,684) (58) (36,742)
Non-performing loans charged-off (10,128) (4,837) (14,965)
Loans returned to accrual status / loan collections (203,700) (36,272) (239,972)
Ending balance - NPLs $ 254,476 $ 22,354 $ 276,830
Table 25 - Activity in Non

-Performing Loans Held-in-Portfolio (Excluding Consumer

Loans)
For the year ended December 31, 2022
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $ 454,419 $ 27,501 $ 481,920
Plus:
New non-performing loans 158,128 50,754 208,882
Advances on existing non-performing loans - 2,825 2,825
Less:
Non-performing loans transferred to OREO (38,580) (85) (38,665)
Non-performing loans charged-off (7,413) (9,062) (16,475)
Loans returned to accrual status / loan collections (241,992) (40,577) (282,569)
Ending balance -

NPLs
$ 324,562 $ 31,356 $ 355,918

Table 26 - Activity in Non

-Performing Commercial Loans Held-In-Portfolio
For the year ended December 31, 2023
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $82,171 $10,868 $93,039
Plus:
New non-performing loans 44,542 15,533 60,075
Advances on existing non-performing loans - 550 550
Less:
Non-performing loans transferred to OREO (5,930) - (5,930)
Non-performing loans charged-off (7,664) (4,837) (12,501)
Loans returned to accrual status / loan collections (40,127) (10,951) (51,078)
Ending balance - NPLs $72,992 $11,163 $84,155
Table 27 - Activity in Non

-Performing Commercial Loans Held-in-Portfolio
For the year ended December 31, 2022
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $120,047 5,532 $125,579
Plus:
New non-performing loans 19,476 33,861 53,337
Advances on existing non-performing loans - 2,525 2,525
Less:
Non-performing loans transferred to OREO (4,763) - (4,763)
Non-performing loans charged-off (5,872) (8,935) (14,807)
Loans returned to accrual status / loan collections (46,717) (22,115) (68,832)
Ending balance - NPLs $82,171 $10,868 $93,039
Table 28

-

Activity in Non-Performing Construction Loans Held-In

-Portfolio
For the year ended December 31, 2023
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $- $- $-
New non-performing loans 9,284 - 9,284
Less:
Non-performing loans charged-off (2,537) - (2,537)
Loans returned to accrual status / loan collections (369) - (369)
Ending balance - NPLs $6,378 $- $6,378

Table 29 -

Activity in Non-Performing Construction Loans Held-in

-Portfolio
For the year ended December 31, 2022
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $485 $- $485
Less:
Loans returned to accrual status / loan collections (485) - (485)
Ending balance - NPLs $- $- $-
Table 30 - Activity in Non

-Performing Mortgage Loans Held-in-Portfolio
For the year ended December 31,

2023
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $242,391 $20,488 $262,879
Plus:
New non-performing loans 126,600 15,951 142,551
Advances on existing non-performing loans - 131 131
Less:
Non-performing loans transferred to OREO (30,754) (58) (30,812)
Non-performing loans charged-off 73 - 73
Loans returned to accrual status / loan collections (163,204) (25,321) (188,525)
Ending balance - NPLs $175,106 $11,191 $186,297
Table 31 - Activity in Non

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
or

more

and

delinquencies, as

a

percentage

of

their

related

portfolio

category

at

December

31,

2023

and

2022,

are

presented
below.
Table 32 - Loan Delinquencies
(Dollars in thousands) 2023 2022
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Commercial

Commercial multi-family $ 13,657 $ 2,415,620 0.57% $ 2,844 $ 2,321,713 0.12%
Commercial real estate
non-owner occupied 17,051 5,087,421 0.34 26,969 4,499,670 0.60
Commercial real estate
owner occupied 69,239 3,080,635 2.25 30,059 3,078,549 0.98
Commercial and industrial 58,953 7,126,121 0.83 59,604 5,839,200 1.02
Total Commercial

158,900 17,709,797 0.90 119,476 15,739,132 0.76
Construction

6,378 959,280 0.66 - 757,984 -
Leasing 35,491 1,731,809 2.05 21,487 1,585,739 1.36
Mortgage
[1]
859,537 7,695,917 11.17 937,253 7,397,471 12.67
Consumer

Credit cards

46,436 1,135,747 4.09 24,065 1,041,870 2.31
Home equity lines of credit 5,465 65,953 8.29 4,684 71,916 6.51
Personal

59,682 1,945,247 3.07 45,299 1,823,579 2.48
Auto

173,119 3,660,780 4.73 129,089 3,512,530 3.68
Other 3,063 160,441 1.91 13,264 147,548 8.99
Total Consumer

287,765 6,968,168 4.13 216,401 6,597,443 3.28
Loans held-for-sale - 4,301 - - 5,381 -
Total

$ 1,348,071 $ 35,069,272 3.84% $ 1,294,617 $ 32,083,150 4.04%
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

for borrowers

with financial

difficulties
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

At December

31, 2023,

the allowance

for credit

losses amounted

to $729

million, an

increase of

$9 million,

when compared

with
December 31,

2022. The

ACL for

BPPR increased

by $24

million to

$640 million,

when compared

to December

31, 2022,

mostly
driven

by

changes

in

the

economic

scenario,

higher

loan

volumes

and

changes

in

credit

quality.

The

ACL

for

Popular

U.S.
decreased by $15

million to $89

million, when compared to

December 31, 2022, due

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

GDP growth is expected to slow during 2024 for both

regions, when compared to 2023, as a

result of the Fed’s monetary policy. The
2024 GDP growth is expected to

be 1.2% for Puerto Rico

and 1.7% for the United

States. The average 2024 unemployment rate is
expected to increase to 6.79% in Puerto Rico and

3.95% in the United States.
The provision

for credit

losses for

the year

ended December

31, 2023,

amounted to

$201.5 million,

compared to

an expense

of
$83.3 million for the year ended December 31, 2022, mostly related to higher NCOs.

Refer to Note 9 – Allowance for credit losses –
loans held-in-portfolio

to the

Consolidated Financial

Statements, and

to

the Provision

for Credit

Losses section

of this

MD&A for
additional information.

The following

table presents

net charge-offs

to average

loans held-in-portfolio

(“HIP”) ratios

by loan

category for

the years

ended
December 31, 2023 and 2022:
Table 33 - Net Charge-Offs

(Recoveries) to Average Loans HIP
December 31, 2023 December 31, 2022
BPPR Popular U.S. Popular Inc. BPPR Popular U.S. Popular Inc.
Commercial

(0.10) % 0.02% (0.05) % (0.14) % 0.11% (0.02) %
Construction

1.59 - 0.32 (0.48) (0.19) (0.25)
Mortgage

(0.22) (0.02) (0.19) (0.26) - (0.22)
Leasing 0.43 - 0.43 0.26 - 0.26
Consumer

2.18 6.20 2.35 1.22 1.33 1.22
Total

0.55% 0.19% 0.44% 0.23% 0.12% 0.20%
NCOs for the year

ended December 31, 2023 amounted to

$146.4 million, increasing by $87.1

million when compared to the same
period in 2022. The

BPPR segment increased by

$78.6 million mainly driven

by higher consumer NCOs

by $68.3 million, reflective
of certain credit

quality deterioration, particularly

the personal loans

and credit cards

portfolios, with delinquencies

and NCOs near
or exceeding pre-pandemic levels. The auto loans portfolio also showed credit normalization, however, metrics remained below pre-
pandemic levels. The PB segment NCOs increased by

$8.5 million, mainly driven by higher consumer

NCOs by $13.5 million.

Table 34 - Allowance for Credit

Losses - Loan Portfolios
December 31, 2023
(Dollars in thousands) Total ACL
Total loans held-
in-portfolio
ACL to loans held-
in-portfolio
Total non-
performing loans
held-in-portfolio
ACL to non-
performing loans
held-in-portfolio
Commercial

Commercial multi-family
$ 13,740 $ 2,415,620 0.57% 1,991 690.11%

Commercial real estate non-owner occupied
65,453 5,087,421 1.29% 9,862 663.69%

Commercial real estate owner occupied
56,864 3,080,635 1.85% 35,704 159.27%

Commercial and industrial

122,356 7,126,121 1.72% 36,598 334.32%
Total Commercial

$ 258,413 $ 17,709,797 1.46% 84,155 307.07%
Construction 12,686 959,280 1.32% 6,378 198.90%
Leasing 9,708 1,731,809 0.56% 8,632 112.47%
Mortgage 83,214 7,695,917 1.08% 186,297 44.67%
Consumer

Credit cards
80,487 1,135,747 7.09% - N.M.

Home equity lines of credit
1,978 65,953 3.00% 3,733 52.99%

Personal

117,790 1,945,247 6.06% 21,836 539.43%

Auto
157,931 3,660,780 4.31% 45,615 346.23%

Other Consumer

7,134 160,441 4.45% 965 739.27%
Total Consumer

$ 365,320 $ 6,968,168 5.24% 72,149 506.34%
Total $ 729,341 $ 35,064,971 2.08% 357,611 203.95%
N.M - Not meaningful.
Table 35 - Allowance for Credit

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
Table

36

details

the

breakdown

of

the

allowance

for

credit

losses

by

loan

categories.

The

breakdown

is

made

for

analytical
purposes, and it is not necessarily indicative of

the categories in which future loan losses may occur.

Table 36 - Allocation of the

Allowance for Credit Losses - Loans
At December 31,
2023 2022
% of loans % of loans
in each in each
category to category to
(Dollars in millions) ACL total loans ACL total loans
Commercial

Commercial multi-family
$13.7 6.9% $26.3 7.2
%

Commercial real estate non-owner occupied
65.4 14.5 71.5 14.0

Commercial real estate owner occupied
56.9 8.8 57.1 9.6

Commercial and industrial

122.4 20.3 80.5 18.3
Total Commercial

$258.4 50.5% $235.4 49.1%
Construction 12.7 2.7 4.2 2.4
Leasing 9.7 5.0 20.6 4.9
Mortgage

83.2 21.9 135.3 23.1
Consumer

Credit cards
80.5 3.2 58.7 3.2

Home equity lines of credit
2.0 0.2 2.5 0.2

Personal

117.8 5.5 118.4 5.7

Auto
157.9 10.4 129.7 11.0

Other Consumer

7.1 0.6 15.5 0.4
Total Consumer

$365.3 19.9% $324.8 20.5%
Total [1] $729.3 100.0% $720.3 100.0
%
[1] Note: For purposes of this table the term loans refers to loans held-in-portfolio excluding loans held-for-sale.
Loan Modifications
For the twelve months ended December 31, 2023,

modified loans to borrowers with financial difficulty

amounted to $466 million, of
which $424 million were in accruing status. The

BPPR segment’s modifications to borrowers with financial

difficulty amounted to
$379 million, mainly comprised of commercial and mortgage

loans of $283 million and $91 million, respectively. A total of $60 million
of the mortgage modifications were related to government

guaranteed loans. The Popular U.S. segment’s modifications

to
borrowers with financial difficulty amounted to $87 million,

of which $75 million were commercial loans.
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

framework.

The Enterprise Risk Management Committee (the “ERM Committee”)

is a management committee whose purpose is to oversee and
monitor Market, Interest, Liquidity,

Regulatory and Financial Compliance, BSA/AML & Sanctions, Regulatory,

Strategic, Operational
(including

Fraud

and

Third

Party

Risk,

among

others),

Information

Technology

and

Cyber

Security,

Legal,

Credit,

Climate

and
Reputational risks, as defined in the Risk Appetite Statement of the Risk Management Policy and within the Corporation’s Enterprise
Risk Management (“ERM”) framework. The ERM Committee and the

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
funding

activities

and

strategy,

as

well

as

for

implementing

approved

policies

and

procedures.

The

ALCO

also

reviews

the
Corporation’s

capital

policy

and

the

attainment

of

the

capital

management

objectives.

In

addition,

the

Financial

Risk,

Corporate
Insurance & Advisory Department independently measures,

monitors and reports compliance with

liquidity and market risk policies,
and oversees controls surrounding interest risk measurements.
The Corporate Compliance

Committee, comprised of

senior management team

members and representatives

from the Regulatory
and Financial

Compliance Division

and the

Financial Crimes

Compliance Division,

among others,

are responsible

for overseeing
and

assessing

the

adequacy

of

the

risk

management

processes

that

underlie

Popular’s

compliance

program

for

identifying,
assessing,

measuring,

monitoring,

testing,

mitigating,

and

reporting

compliance

risks.

They

also

supervise

Popular’s

reporting
obligations

under

the

compliance

program

to

ensure

the

adequacy,

consistency

and

timeliness

of

the

reporting

of

compliance-
related risks across the Corporation.

The Regulatory Affairs team is responsible for maintaining an open dialog with the banking regulatory agencies to ensure regulatory risks are

properly identified, measured,

monitored, as well

as communicated to

the appropriate regulatory

agency as necessary

to
keep them apprised of material matters within

the purview of these agencies.
The

Credit

Strategy

Committee,

composed

of

senior

level

management

representatives

from

the

business

lines

and

corporate
functions, and the Corporate Credit Risk Management Division,

are responsible for monitoring credit risk management

activities both
at

the

corporate

level

and

across

all

Popular

subsidiaries

to

ensure

the

development

and

consistent

application

of

credit

risk
policies, processes

and procedures

that measure,

limit and

manage credit

risks, while

seeking to

maintain the

effectiveness and
efficiency of the operating and businesses processes.

The Corporation’s Operational Risk Committee (“ORCO”) composed of senior level management representatives from the business
lines

and

corporate

functions,

provide

executive

oversight

of

the

operational

risk

management

activities

of

Popular

and

its
subsidiaries

to

ensure

the

development

and

consistent

application

of

operational

risk

policies,

processes,

and

procedures

that
measure,

limit,

and

manage

operational

risks

while

maintaining

the

effectiveness

and

efficiency

of

the

operating

and

business
processes.

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

strategic, financial

and reputational

risks associated

with the

Corporation’s and

our customers’

data and
assets.

The Information Technology

and Cyber Risk

Committee, composed of senior

management representatives from the

business lines
and

corporate

functions,

the

Information

Technology

Division

and

the

CSG,

are

responsible

for

the

oversight

and

monitoring

of
information

technology

and

cybersecurity

risks,

mitigation

strategies,

actions

and

controls,

key

risk

metrics,

and

information
technology and cyber incidents that may result in operational, compliance and reputational risks. The Chief Security Officer also co-
chairs the Information Technology & Cyber Security Risk Committee along with the Chief Information

& Digital Strategy Officer.
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

Statistical Summary 2023-2022
Statements of Financial Condition
At December 31,
(In thousands) 2023 2022
Assets:

Cash and due from banks $ 420,462 $ 469,501
Money market investments:

Time deposits with other banks

6,998,871 5,614,595
Total money market investments 6,998,871 5,614,595
Trading account debt securities, at fair value 31,568 27,723
Debt securities available-for-sale, at fair

value
16,729,044 17,804,374
Debt securities held-to-maturity, at amortized cost 8,194,335 8,525,366
Less – Allowance for credit losses 5,780 6,911
Debt securities held-to-maturity, net 8,188,555 8,518,455
Equity securities 193,726 195,854
Loans held-for-sale, at fair value 4,301 5,381
Loans held-in-portfolio:
Loans held-in-portfolio 35,420,879 32,372,925
Less – Unearned income 355,908 295,156

Allowance for credit losses
729,341 720,302
Total loans held-in-portfolio, net 34,335,630 31,357,467
Premises and equipment, net 565,284 498,711
Other real estate

80,416 89,126
Accrued income receivable 263,433 240,195
Mortgage servicing rights, at fair value 118,109 128,350
Other assets 2,014,564 1,847,813
Goodwill 804,428 827,428
Other intangible assets 9,764 12,944
Total assets $ 70,758,155 $ 67,637,917
Liabilities and Stockholders’ Equity
Liabilities:

Deposits:

Non-interest bearing $ 15,419,624 $ 15,960,557
Interest bearing 48,198,619 45,266,670
Total deposits 63,618,243 61,227,227
Assets sold under agreements to repurchase 91,384 148,609
Other short-term borrowings - 365,000
Notes payable 986,948 886,710
Other liabilities 914,627 916,946
Total liabilities 65,611,202 63,544,492
Stockholders’ equity:
Preferred stock 22,143 22,143
Common stock 1,048 1,047
Surplus 4,843,399 4,790,993
Retained earnings 4,194,851 3,834,348
Treasury stock – at cost (2,018,957) (2,030,178)
Accumulated other comprehensive loss, net

of tax
(1,895,531) (2,524,928)
Total stockholders’ equity

5,146,953 4,093,425
Total liabilities and stockholders’ equity $ 70,758,155 $ 67,637,917

Statistical Summary 2021-2023
Statements of Operations
For the years ended December 31,
(In thousands) 2023 2022 2021
Interest income:
Loans $ 2,331,654 $ 1,876,166 $ 1,747,827
Money market investments 366,625 118,080 21,147
Investment securities 547,028 471,665 353,663
Total interest income 3,245,307 2,465,911 2,122,637
Less - Interest expense 1,113,783 298,552 165,047
Net interest income 2,131,524 2,167,359 1,957,590
Provision for credit losses (benefit) 208,609 83,030 (193,464)
Net interest income after provision for

credit losses (benefit)
1,922,915 2,084,329 2,151,054
Mortgage banking activities 21,497 42,450 50,133
Net gain on sale of debt securities - - 23
Net gain (loss), including impairment, on

equity securities
3,482 (7,334) 131
Net gain (loss) on trading account debt securities 1,382 (784) (389)
Net loss on sale of loans, including valuation

adjustments on loans held-for-sale
(115) - (73)
Adjustment to indemnity reserves on loans

sold
2,319 919 4,406
Other non-interest income 622,159 861,811 587,897
Total non-interest income 650,724 897,062 642,128
Operating expenses:

Personnel costs 778,045 719,764 631,802
All other operating expenses 1,120,055 1,026,656 917,473
Total operating expenses 1,898,100 1,746,420 1,549,275
Income before income tax

675,539 1,234,971 1,243,907
Income tax expense 134,197 132,330 309,018
Net Income $ 541,342 $ 1,102,641 $ 934,889
Net Income Applicable to Common Stock

$ 539,930 $ 1,101,229 $ 933,477

Statistical Summary 2020-2022
Average Balance Sheet and Summary of

Net Interest Income
On a Taxable Equivalent

Basis*
2023 2022 2021
(Dollars in thousands)
Average
Balance
Interest

Average
Rate

Average
Balance
Interest

Average
Rate

Average
Balance
Interest

Average
Rate

Assets
Interest earning assets:
Money market investments $ 7,051,718 $ 366,625 5.20% $ 9,530,698 $ 118,079 1.24% $ 15,999,741 $ 21,147 0.13%
U.S.

Treasury securities
20,305,488 441,179 2.17 21,141,431 448,961 2.12 12,396,773 266,670 2.16
Obligations of U.S.

Government

sponsored entities - - - 41 2 5.66 7,972 120 1.50
Obligations of Puerto Rico, States
and political subdivisions 64,682 5,863 9.06 67,965 7,824 11.51 75,607 7,608 10.06
Collateralized mortgage obligations and

mortgage-backed securities
7,360,071 157,196 2.14 8,342,672 198,566 2.38 10,255,525 224,706 2.19
Other

196,226 11,519 5.87 190,489 8,925 4.68 194,640 9,027 4.64
Total investment securities 27,926,467 615,757 2.20 29,742,598 664,278 2.23 22,930,517 508,131 2.22
Trading account securities 31,876 1,377 4.32 51,357 3,049 5.94 84,380 4,339 5.16
Loans (net of unearned income) 33,164,961 2,387,351 7.20 30,405,280 1,924,895 6.33 29,074,036 1,794,789 6.19
Total interest earning

assets/Interest
income $ 68,175,022 $ 3,371,110 4.94% $ 69,729,933 $ 2,710,301 3.89% $ 68,088,674 $ 2,328,406 3.43%
Total non-interest

earning assets
3,059,214 3,078,671 3,079,976
Total assets $ 71,234,236 $ 72,808,604 $ 71,168,650
Liabilities and Stockholders' Equity

Interest bearing liabilities:
Savings, NOW,

money market and
other

interest bearing demand accounts
$ 39,463,481 $ 862,981 2.19% $ 41,769,576 $ 191,064 0.46% $ 41,387,504 $ 59,034 0.15%
Time deposits 7,775,846 187,043 2.41 6,853,127 61,781 0.90 7,028,334 52,587 0.75
Federal funds purchased 6 - 5.25 7 - 3.92 1 - 0.25
Securities purchased under agreement
to resell 115,808 6,019 5.20 107,305 2,309 2.15 91,394 317 0.35
Other short-term borrowings 27,302 1,310 4.80 99,083 3,428 3.46 343 1 0.35
Notes payable

1,109,163 56,430 5.09 938,778 39,970 4.26 1,184,737 53,107 4.49

Total interest bearing

liabilities/Interest
expense 48,491,606 1,113,783 2.30 49,767,876 298,552 0.60 49,692,313 165,046 0.33

Total non-interest

bearing liabilities
16,142,027 17,031,503 15,698,685
Total liabilities 64,633,633 66,799,379 65,390,998
Stockholders' equity

6,600,603 6,009,225 5,777,652
Total liabilities and

stockholders' equity
$ 71,234,236 $ 72,808,604 $ 71,168,650
Net interest income on a taxable
equivalent basis $ 2,257,327 $ 2,411,749 $ 2,163,360
Cost of funding earning assets 1.63% 0.43% 0.24%
Net interest margin 3.31% 3.46% 3.19%
Effect of the taxable equivalent
adjustment 125,803 244,390 205,770
Net interest income per books $ 2,131,524 $ 2,167,359 $ 1,957,590
*

Shows

the

effect

of

the

tax

exempt

status

of

some

loans

and

investments

on

their

yield,

using

the

applicable

statutory

income

tax

rates.

The
computation considers

the interest

expense disallowance

required by

the Puerto

Rico Internal

Revenue Code.

This adjustment

is shown

in order

to
compare the yields of the tax exempt and taxable assets

on a taxable basis.

Note: Average loan

balances include the

average balance of

non-accruing loans. No

interest income is

recognized for these

loans in accordance

with
the Corporation’s

policy.

Average

balances

exclude

unrealized

gains

or

losses

on

debt

securities

available-for-sale

and

unrealized

losses

on

debt
securities transfer to held-to-maturities.

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

2023.

In

making

this

assessment,

management

used

the

criteria

set

forth

in

the

Internal

Control-Integrated
Framework (2013) issued by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2023 based on the

criteria referred to above.
The Corporation’s

independent registered

public accounting

firm,
PricewaterhouseCoopers LLP
,

has audited

the effectiveness

of
the Corporation’s internal control over financial reporting as of December 31, 2023,

as stated in their report dated February 29, 2024
which appears herein.
Ignacio Alvarez Carlos J. Vázquez
President and Executive Vice President
Chief Executive Officer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Popular, Inc.
Opinions on the Financial Statements and Internal

Control over Financial Reporting

We

have

audited

the

accompanying

consolidated

statements

of

financial

condition

of

Popular,

Inc.

and

its
subsidiaries

(the

“Corporation”)

as

of

December

31,

2023

and

2022,

and

the

related

consolidated

statements

of
operations, comprehensive income (loss),

changes in stockholders’ equity

and cash flows for

each of the three

years
in

the

period

ended

December

31,

2023,

including

the

related

notes

(collectively

referred

to

as

the

“consolidated
financial

statements”).

We

also

have

audited

the

Corporation's

internal

control

over

financial

reporting

as

of
December

31, 2023,

based on

criteria

established in

Internal Control

- Integrated

Framework (2013)

issued

by the
Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In

our

opinion,

the

consolidated

financial

statements

referred

to

above

present

fairly,

in

all

material

respects,

the
financial position of the Corporation as of

December 31, 2023 and 2022, and the

results of its operations and its cash
flows

for

each

of

the

three

years

in

the

period

ended

December

31,

2023

in

conformity with

accounting

principles
generally accepted

in the

United States

of America.

Also in

our opinion,

the Corporation

maintained,

in all

material
respects, effective

internal control over

financial reporting as

of December 31,

2023, based on

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

matter

communicated

below

is

a

matter

arising

from

the

current

period

audit

of

the

consolidated
financial

statements

that

was

communicated

or

required

to

be

communicated

to

the

audit

committee

and

that

(i)
relates

to

accounts

or

disclosures

that

are

material

to

the

consolidated

financial

statements

and

(ii)

involved

our
especially challenging,

subjective, or

complex judgments.

The communication

of critical

audit matters

does not

alter
in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating
the

critical

audit

matter

below,

providing

a

separate

opinion

on

the

critical

audit

matter

or

on

the

accounts

or
disclosures to which it relates.
Allowance

for

Credit

Losses

on

Loans

Held-in-Portfolio

-

Quantitative

Models,

and

Qualitative

Adjustments

to

the
Puerto Rico Commercial Portfolios
As described in

Notes 2 and

9 to the

consolidated financial statements,

the Corporation follows

the current expected
credit

loss

(“CECL”)

model,

to

establish

and

evaluate

the

adequacy

of

the

allowance

for

credit

losses

(“ACL”)

to
provide for expected

losses in the loan

portfolio. As of December

31, 2023, the allowance

for credit losses

was $729
million

on

total

loans

of

$34

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

commercial
portfolios is

a critical

audit matter

are (i)

the significant

judgment by

management in

determining the

allowance for
credit losses, including

qualitative adjustments to

the

Puerto Rico commercial

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

Addressing the

matter involved

performing procedures

and evaluating audit

evidence in

connection with

forming our
overall

opinion

on

the

consolidated

financial

statements.

These

procedures

included

testing

the

effectiveness

of
controls relating

to the

allowance for

credit losses

for loans

held-in-portfolio, including

qualitative adjustments

to the
Puerto Rico commercial portfolios. These procedures also included, among others, testing management’s process for estimating the allowance

for credit losses by

(i) evaluating the

appropriateness of the methodology,

including models
used

for

estimating

the

ACL;

(ii)

evaluating

the

reasonableness

of

management’s

selection

of

various
macroeconomic

scenarios

including

probability

weights

applied

to

the

expected

loss

outcome

of

the

selected
macroeconomic

scenarios;

(iii)

evaluating

the

reasonableness

of

the

qualitative

adjustments

to

Puerto

Rico
commercial

portfolios allowance

for credit

losses;

and (iv)

testing the

data used

in the

allowance for

credit losses.
Professionals

with

specialized

skill

and

knowledge

were

used

to

assist

in

evaluating

the

appropriateness

of

the
methodology

and

models,

the

reasonableness

of

management’s

selection

and

weighting

of

macroeconomic
scenarios

used

to

estimate

current

expected

credit

losses

and

reasonableness

of

the

qualitative

adjustments

to
Puerto Rico commercial portfolios allowance for credit losses.
San Juan, Puerto Rico
February 29, 2024
We have served as the Corporation’s auditor since 1971, which includes periods before the Corporation became subject to SEC reporting requirements.
CERTIFIED PUBLIC ACCOUNTANTS

(OF PUERTO RICO)
License No. LLP-216 Expires Dec. 1, 2025
Stamp E548240 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
[UNAUDITED]
December 31, December 31,
(In thousands, except share information) 2023 2022
Assets:
Cash and due from banks $
420,462
$
469,501
Money market investments:

Time deposits with other banks

6,998,871
5,614,595
Total money market investments
6,998,871
5,614,595
Trading account debt securities, at fair value:

Other trading account debt securities
31,568
27,723
Debt securities available-for-sale, at fair

value:
Pledged securities with creditors’ right to repledge

72,827
129,203
Other debt securities available-for-sale
16,656,217
17,675,171
Debt securities held-to-maturity, at amortized cost:
Pledged securities with creditors’ right to repledge

27,083
26,496
Other debt securities held-to-maturity
8,167,252
8,498,870
Debt securities held-to-maturity (fair

value 2023 - $
8,159,385
; 2022 - $
8,440,196
)
8,194,335
8,525,366
Less – Allowance for credit losses
5,780
6,911
Debt securities held-to-maturity, net
8,188,555
8,518,455
Equity securities (realizable value 2023 -

$
194,641
; 2022 - $
196,665
)
193,726
195,854
Loans held-for-sale, at fair value
4,301
5,381
Loans held-in-portfolio
35,420,879
32,372,925
Less – Unearned income
355,908
295,156

Allowance for credit losses
729,341
720,302
Total loans held-in-portfolio, net
34,335,630
31,357,467
Premises and equipment, net
565,284
498,711
Other real estate
80,416
89,126
Accrued income receivable
263,433
240,195
Mortgage servicing rights, at fair value
118,109
128,350
Other assets
2,014,564
1,847,813
Goodwill
804,428
827,428
Other intangible assets
9,764
12,944
Total assets $
70,758,155
$
67,637,917
Liabilities and Stockholders’ Equity
Liabilities:

Deposits:
Non-interest bearing $
15,419,624
$
15,960,557
Interest bearing
48,198,619
45,266,670
Total deposits
63,618,243
61,227,227
Assets sold under agreements to repurchase
91,384
148,609
Other short-term borrowings
-
365,000
Notes payable
986,948
886,710
Other liabilities
914,627
916,946
Total liabilities
65,611,202
63,544,492
Commitments and contingencies (Refer

to Note 24)

Stockholders’ equity:

Preferred stock,
30,000,000

shares authorized;
885,726

shares issued and outstanding (2022
-
885,726
)
22,143
22,143
Common stock, $
0.01

par value;
170,000,000

shares authorized;
104,767,348

shares issued (2022 -
104,657,522
) and
72,153,621

shares outstanding (2022 -
71,853,720
)
1,048
1,047
Surplus
4,843,399
4,790,993
Retained earnings
4,194,851
3,834,348
Treasury stock - at cost,
32,613,727

shares (2022 -
32,803,802
)

(2,018,957)
(2,030,178)
Accumulated other comprehensive loss, net

of tax

(1,895,531)
(2,524,928)
Total stockholders’ equity

5,146,953
4,093,425
Total liabilities and stockholders’ equity $
70,758,155
$
67,637,917
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF OPERATIONS
Years ended December 31,
(In thousands, except per share information) 2023 2022 2021
Interest income:
Loans $
2,331,654
$
1,876,166
$
1,747,827
Money market investments
366,625
118,080
21,147
Investment securities
547,028
471,665
353,663
Total interest income
3,245,307
2,465,911
2,122,637
Interest expense:
Deposits
1,050,024
252,845
111,621
Short-term borrowings
7,329
5,737
319
Long-term debt
56,430
39,970
53,107
Total interest expense
1,113,783
298,552
165,047
Net interest income
2,131,524
2,167,359
1,957,590
Provision for credit losses (benefit)
208,609
83,030
(193,464)
Net interest income after provision for credit losses

(benefit)
1,922,915
2,084,329
2,151,054
Service charges on deposit accounts
147,476
157,210
162,698
Other service fees
374,440
334,009
311,248
Mortgage banking activities (Refer to Note 10)
21,497
42,450
50,133
Net gain on sale of debt securities
-
-
23
Net gain (loss), including impairment on equity securities
3,482
(7,334)
131
Net profit (loss) on trading account debt securities
1,382
(784)
(389)
Net loss on sale of loans, including valuation adjustments

on loans held-for-
sale
(115)
-
(73)
Adjustments to indemnity reserves on loans sold
2,319
919
4,406
Other operating income
100,243
370,592
113,951
Total non-interest income
650,724
897,062
642,128
Operating expenses:
Personnel costs
778,045
719,764
631,802
Net occupancy expenses
111,586
106,169
102,226
Equipment expenses
37,057
35,626
32,919
Other taxes
55,926
63,603
56,783
Professional fees
161,142
172,043
126,721
Technology and software expenses
290,615
291,902
277,979
Processing and transactional services
138,070
127,145
121,367
Communications
16,664
14,885
14,029
Business promotion
94,926
88,918
72,981
FDIC deposit insurance
105,985
26,787
25,579
Other real estate owned (OREO) income
(15,375)
(22,143)
(14,414)
Other operating expenses
97,279
109,446
92,169
Amortization of intangibles
3,180
3,275
9,134
Goodwill impairment charge
23,000
9,000
-
Total operating expenses
1,898,100
1,746,420
1,549,275
Income before income tax
675,539
1,234,971
1,243,907
Income tax expense
134,197
132,330
309,018
Net Income $
541,342
$
1,102,641
$
934,889
Net Income Applicable to Common Stock $
539,930
$
1,101,229
$
933,477
Net Income per Common Share – Basic $
7.53
$
14.65
$
11.49
Net Income per Common Share – Diluted $
7.52
$
14.63
$
11.46
The accompanying notes are an integral part of

these consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
Years ended December 31,

(In thousands) 2023 2022 2021
Net income $
541,342
$
1,102,641
$
934,889
Other comprehensive income (loss) before

tax:
Foreign currency translation adjustment
(7,793)
10,572
3,947
Adjustment of pension and postretirement

benefit plans
23,052
7,811
36,950
Amortization of net losses
19,253
15,644
20,749
Unrealized net holding gains (losses) on debt

securities arising during the period

391,633
(2,539,421)
(619,470)
Reclassification adjustment for gains included

in net income
-
-
(23)
Amortization of unrealized losses of debt

securities transfer from available-for-sale

to
held-to-maturity [1]
172,883
41,642
-
Unrealized net gains (losses) on cash flow

hedges
(30)
3,719
539
Reclassification adjustment for net (gains)

losses included in net income
(41)
(960)
1,847
Other comprehensive income (loss) before

tax
598,957
(2,460,993)
(555,461)
Income tax benefit

30,440
261,134
40,401
Total other comprehensive income (loss), net of tax
629,397
(2,199,859)
(515,060)
Comprehensive income (loss), net of tax $
1,170,739
$
(1,097,218)
$
419,829
Tax effect allocated to each component of other comprehensive income (loss):
Years ended December 31,

(In thousands) 2023 2022 2021
Adjustment of pension and postretirement

benefit plans
$
(8,644)
$
(2,929)
$
(13,856)
Amortization of net losses
(7,219)
(5,867)
(7,781)
Unrealized net holding gains (losses) on debt

securities arising during the period

80,854
278,324
62,468
Reclassification adjustment for gains included

in net income
-
-
5
Amortization of unrealized losses of debt

securities transferred from available-for-sale

to
held-to-maturity [1]
(34,577)
(8,328)
-
Unrealized net gains (losses) on cash flow

hedges
11
(612)
(172)
Reclassification adjustment for net (gains)

losses included in net income
15
546
(263)
Income tax benefit $
30,440
$
261,134
$
40,401
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
Common

Preferred Retained Treasury comprehensive
(In thousands) stock stock Surplus earnings stock income (loss) Total
Balance at December 31, 2020 $
1,045
$
22,143
$
4,571,534
$
2,260,928
$
(1,016,954)
$
189,991
$
6,028,687
Net income
934,889
934,889
Issuance of stock
1
4,673
4,674
Dividends declared:
Common stock
[1]
(142,290)
(142,290)
Preferred stock
(1,412)
(1,412)
Common stock purchases
[2]
(8,557)
(347,093)
(355,650)
Stock based compensation
4,162
11,397
15,559
Other comprehensive loss, net of tax
(515,060)
(515,060)
Transfer to statutory reserve
78,370
(78,370)
-
Balance at December 31, 2021 $
1,046
$
22,143
$
4,650,182
$
2,973,745
$
(1,352,650)
$
(325,069)
$
5,969,397
Net income
1,102,641
1,102,641
Issuance of stock
1
5,836
5,837
Dividends declared:
Common stock
[1]
(163,693)
(163,693)
Preferred stock
(1,412)
(1,412)
Common stock purchases
[3]
53,592
(691,256)
(637,664)
Stock based compensation
4,450
13,728
18,178
Other comprehensive loss, net of tax
(2,199,859)
(2,199,859)
Transfer to statutory reserve
76,933
(76,933)
-
Balance at December 31, 2022 $
1,047
$
22,143
$
4,790,993
$
3,834,348
$
(2,030,178)
$
(2,524,928)
$
4,093,425
Cumulative effect of accounting change
28,752
28,752
Net income
541,342
541,342
Issuance of stock
1
6,310
6,311
Dividends declared:
Common stock
[1]
(163,664)
(163,664)
Preferred stock
(1,412)
(1,412)
Common stock purchases
(4,550)
(4,550)
Stock based compensation
1,581
15,771
17,352
Other comprehensive income, net of tax
629,397
629,397
Transfer to statutory reserve
44,515
(44,515)
-
Balance at December 31, 2023 $
1,048
$
22,143
$
4,843,399
$
4,194,851
$
(2,018,957)
$
(1,895,531)
$
5,146,953
[1]
Dividends declared per common share during the year ended

December 31, 2023 - $
2.27

(2022 - $
2.20
; 2021 - $
1.75
).
[2]
During the year ended December 31, 2021, the Corporation

completed a $
350

million accelerated share repurchase transaction with respect to its
common stock, which was accounted for as a treasury stock

transaction. Refer to Note 20 for additional information.
[3]
During the year ended December 31, 2022, the Corporation

completed two accelerated share repurchase transactions

with respect to its common
stock, which were accounted for as a treasury stock transactions.

The aggregate amount of both transactions was $
631

million. Refer to Note 20
for additional information.
Years ended December

31,
Disclosure of changes in number of shares: 2023 2022 2021
Preferred Stock:
Balance at beginning and end of year
885,726
885,726
885,726
Common Stock:
Balance at beginning of year
104,657,522
104,579,334
104,508,290
Issuance of stock
109,826
78,188
71,044
Balance at end of year
104,767,348
104,657,522
104,579,334
Treasury stock
(32,613,727)
(32,803,802)
(24,728,165)
Common Stock – Outstanding
72,153,621
71,853,720
79,851,169
The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
Years ended December

31,
(In thousands) 2023 2022 2021
Cash flows from operating activities:
Net income $
541,342
$
1,102,641
$
934,889
Adjustments to reconcile net income to net cash provided

by operating activities:
Provision for credit losses (benefit)
208,609
83,030
(193,464)
Goodwill impairment losses
23,000
9,000
-
Amortization of intangibles
3,180
3,275
9,134
Depreciation and amortization of premises and equipment
58,507
55,107
55,104
Net accretion of discounts and amortization of premiums and

deferred fees

(45,249)
29,120
(21,962)
Interest capitalized on loans subject to the temporary payment moratorium or loss mitigation
alternatives
(9,868)
(11,521)
(15,567)
Share-based compensation
16,773
16,727
17,774
Impairment losses on right-of-use and long-lived assets
-
2,233
5,320
Fair value adjustments on mortgage servicing rights
12,339
(166)
10,206
Fair value adjustment for contingent consideration
-
(9,241)
-
Adjustments to indemnity reserves on loans sold
(2,319)
(919)
(4,406)
Earnings from investments under the equity method, net

of dividends or distributions
(27,450)
(29,522)
(50,942)
Deferred income tax (benefit) expense
(43,139)
(33,129)
229,371
(Gain) loss on:
Disposition of premises and equipment and other productive

assets
(12,756)
(9,453)
(18,393)
Proceeds from insurance claims
(145)
-
-
Sale of debt securities
-
-
(23)
Sale of loans, including valuation adjustments on loans

held-for-sale and mortgage banking
activities
203
252
(21,611)
Sale of equity method investment

(152)
(8,198)
-
Disposition of stock as part of the Evertec Transactions
-
(240,412)
-
Sale of foreclosed assets, including write-downs
(22,665)
(33,008)
(30,098)
Acquisitions of loans held-for-sale
(7,639)
(122,363)
(251,336)
Proceeds from sale of loans held-for-sale
44,734
64,542
95,100
Net originations on loans held-for-sale
(68,310)
(202,913)
(527,585)
Net decrease (increase) in:
Trading debt securities
33,500
353,301
741,465
Equity securities
(11,341)
54
(2,336)
Accrued income receivable

(23,238)
(62,932)
6,193
Other assets
24,200
76,589
25,022
Net increase (decrease) in:
Interest payable
19,814
6,061
(5,395)
Pension and other postretirement benefits obligation
16,092
(2,893)
(4,104)
Other liabilities
(41,410)
(20,724)
22,802
Total adjustments
145,270
(88,103)
70,269
Net cash provided by operating activities
686,612
1,014,538
1,005,158
Cash flows from investing activities:

Net (increase) decrease in money market investments
(1,383,821)
11,922,703
(5,895,789)
Purchases of investment securities:
Available-for-sale
(16,707,264)
(22,232,278)
(14,672,856)
Held-to-maturity
(8,615)
(1,879,443)
-
Equity
(18,477)
(48,921)
(16,196)
Proceeds from calls, paydowns, maturities and redemptions

of investment securities:
Available-for-sale
18,215,910
20,143,921
9,602,430
Held-to-maturity
458,806
9,826
15,700
Proceeds from sale of investment securities:
Available-for-sale
-
-
235,992
Equity
31,946
42,990
2,904
Net (disbursements) repayments on loans
(2,475,837)
(2,237,084)
469,268
Proceeds from sale of loans
135,231
141,314
203,179
Acquisition of loan portfolios
(770,493)
(753,684)
(348,179)
Payments to acquire other intangible
-
-
(905)
Payments to acquire businesses, net of cash acquired
-
-
(155,828)
Return of capital from equity method investments
249
681
6,362
Payments to acquire equity method investments
(1,500)
(1,625)
(375)
Proceeds from sale of equity method investment
152
8,198
-
Proceeds from disposition of stock as part of the Evertec Transactions
-
219,883
-

Acquisition of premises and equipment
(208,044)
(103,789)
(72,781)
Proceeds from insurance claims
145
-
-
Proceeds from sale of:
Premises and equipment and other productive assets
8,658
10,305
21,482
Foreclosed assets
109,547
107,203
86,942
Net cash (used in) provided by investing activities
(2,613,407)
5,350,200
(10,518,650)
Cash flows from financing activities:

Net increase (decrease) in:
Deposits
2,365,451
(5,770,261)
10,138,617
Assets sold under agreements to repurchase

(57,225)
57,006
(29,700)
Other short-term borrowings
(365,000)
290,000
75,000
Payments of notes payable
(343,261)
(103,147)
(237,713)
Principal payments of finance leases
(5,360)
(3,346)
(2,852)
Proceeds from issuance of notes payable
441,705
-
-
Proceeds from issuance of common stock
6,311
5,837
4,674
Dividends paid
(159,860)
(161,516)
(141,466)
Net payments for repurchase of common stock
(461)
(631,893)
(350,535)
Payments related to tax withholding for share-based compensation
(4,089)
(5,771)
(5,115)
Net cash provided by (used in) financing activities
1,878,211
(6,323,091)
9,450,910
Net (decrease) increase in cash and due from banks, and

restricted cash
(48,584)
41,647
(62,582)
Cash and due from banks, and restricted cash at beginning

of period
476,159
434,512
497,094
Cash and due from banks, and restricted cash at end of period $
427,575
$
476,159
$
434,512
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations and Basis of Presentation 125
Note 2 - Summary of Significant Accounting Policies 126
Note 3 - New Accounting Pronouncements 137
Note 4 - Business Combinations 143
Note 5 - Restrictions on Cash and Due from Banks and Certain Securities 145
Note 6 - Debt Securities Available-For-Sale 146
Note 7 - Debt Securities Held-to-Maturity 149
Note 8 - Loans 153
Note 9 - Allowance for Credit Losses – Loans Held-In-Portfolio 163
Note 10 - Mortgage Banking Activities 192
Note 11 -
Transfers of Financial Assets and Mortgage

Servicing Assets
193
Note 12 - Premises and Equipment 196
Note 13 - Other Real Estate Owned 197
Note 14 - Other Assets 198
Note 15 -
Goodwill and Other Intangible Assets

199
Note 16 - Deposits 203
Note 17 - Borrowings 204
Note 18 - Trust Preferred Securities 207
Note 19 - Other Liabilities 208
Note 20 - Stockholders’ Equity 209
Note 21 - Regulatory Capital Requirements 211
Note 22 -
Other Comprehensive Income (Loss)

214
Note 23 - Guarantees 216
Note 24 - Commitments and Contingencies 218
Note 25-
Non-consolidated Variable Interest

Entities
223
Note 26 - Derivative Instruments and Hedging Activities 225
Note 27 - Related Party Transactions 228
Note 28 - Fair Value Measurement 231
Note 29 - Fair Value of Financial Instruments 239
Note 30 - Employee Benefits

242
Note 31 - Net Income per Common Share 250
Note 32 - Revenue from Contracts with Customers 251
Note 33 - Leases 253
Note 34 - Stock-Based Compensation 255
Note 35 - Income Taxes 258
Note 36 -
Supplemental Disclosure on the Consolidated Statements of Cash

Flows
262
Note 37 - Segment Reporting 263
Note 38 -
Popular, Inc. (Holding company only)

Financial Information
266

Note 1 – Nature of Operations and basis of

Presentation
Nature of Operations

Popular,

Inc. (the

“Corporation” or

“Popular”) is

a diversified,

publicly-owned financial

holding company

subject to

the supervision
and

regulation

of

the

Board

of

Governors

of

the

Federal

Reserve

System.

The

Corporation

has

operations

in

Puerto

Rico,

the
mainland United

States (“U.S.”)

and the

U.S. and

British Virgin

Islands. In

Puerto Rico,

the Corporation

provides retail,

mortgage,
and

commercial

banking

services,

through

its

principal

banking

subsidiary,

Banco

Popular

de

Puerto

Rico

(“BPPR”),

as

well

as
investment

banking,

broker-dealer,

auto

and

equipment

leasing

and

financing,

and

insurance

services

through

specialized
subsidiaries.

In

the

mainland

U.S.,

the

Corporation

provides

retail,

mortgage

and

commercial

banking

services

through

its

New
York-chartered

banking subsidiary,

Popular Bank

(“PB” or

“Popular U.S.”),

which has

branches located

in New

York,

New Jersey
and Florida, investment and insurance services and equipment leasing and financing services through specialized

subsidiaries.

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
The following table provides the detail of

the reclassifications for the year.

Year ended December 31,
2021
Financial statement line item As reported Adjustments Adjusted
Equipment expenses $
92,097
$
(59,178)
$
32,919
Professional fees
410,865
(284,144)
126,721
Technology and

software expenses
-
277,979
277,979
Processing and transactional services
-
121,367
121,367
Communications
25,234
(11,205)
14,029
Other operating expenses
136,988
(44,819)
92,169
Net effect on operating expenses $
665,184
$
-
$
665,184

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

comprehensive income

(loss). Refer

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

Measurements in Accounting

Standards Codification (“ASC”)

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

level. The Corporation’s

portfolio of held-to-
maturity

securities

includes

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
value

amounts

recognized

for

multiple

derivative

instruments

executed

with

the

same

counterparty

under

a

master

netting

arrangement nor to offset the fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to
return cash collateral (a payable) arising from the

same master netting arrangement as the derivative

instruments.
For

a

cash

flow

hedge,

changes

in

the

fair

value

of

the

derivative

instrument

are

recorded

net

of

taxes

in

accumulated

other
comprehensive income (loss) and subsequently reclassified

to net income in the same period(s) that the hedged

transaction impacts
earnings. For free-standing derivative instruments,

changes in fair values are reported in current

period earnings.
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

Effective on

January 1,

2023, the

Corporation discontinued

the hedge

accounting treatment

of certain

forward contracts

for which
the

changes

in

fair

value

were

recorded,

net

of

taxes,

in

accumulated

other

comprehensive

income

(loss)

and

subsequently
reclassified to net income in the same period that the hedged transaction impacted earnings. As a result of this change, the changes in the

fair value

of these

forward contracts

are being

recorded through

net income.

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

Based

on

the

election

to

apply

fair

value

accounting

for

its

mortgage

loans

held

for

sale,

effective

on

January

1,

2023,

the
Corporation discontinued

the hedge

accounting since

the changes

in the

fair value

of the

loans are

expected to

be offset

by the
changes in the fair value of the forward

contract, both of which are now recorded through

net income.
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
Loans held-for-sale,

except for

mortgage loans

originated as

held-for-sale, are

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
Effective

on

January

1,

2023,

newly

originated

mortgage

loans

held-for-sale

are

reported

at

fair

value,

with

changes

recorded
through earnings.
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
Loan modifications
In

connection with

the

implementation of

the Accounting

Standards Update

(“ASU”) 2022-02,

the Corporation

modified its

policy
related to

loan modifications.

As discussed

in Note

3, the

new accounting

guidance eliminates

the recognition

and measurement
principle of troubled debt restructurings (TDRs).
A

modification is

subject to

disclosure under

the new

ASU when

the Corporation

separately concludes

that both

of the

following
conditions exist: 1) the

debtor is experiencing financial difficulties

and 2) the modification

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

2022-02

eliminates

the

requirement

to

use

a

discounted

cash

flow

(“DCF”)

approach

to

estimated

credit

losses

for
modified

loans

with borrowers

experiencing financial

difficulties.

The

entity can

apply

a methodology

similar

to

the

one

used

for
loans that

were not

modified. The

Corporation applied

a modified

retrospective transition

method for

the implementation

of

ASU
2022-02 which resulted in a

reduction of approximately $
46

million ($
29

million net of tax)

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

2023,
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
years ended December 31, 2023 and 2022.
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

December 31, 2023, 2022 and 2021 was not

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
are updated by

accruing or reversing expense

(categorized in the line

item “Adjustments (expense) to

indemnity reserves on loans
sold”

in

the

Consolidated

Statements

of

Operations)

throughout

the

life

of

the

loan,

as

necessary,

when

additional

relevant
information

becomes

available.

The

methodology

used

to

estimate

the

recourse

liability

considers

current

conditions,
macroeconomic expectations through a 2-years reasonable and supportable period, gradually reverting to historical macroeconomic variables

at

the

model

input

level

over

a

3-years,

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

income

(loss), except

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

(loss) income (loss).

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
from revenues).
Income

tax

expense

or

benefit

for

the

year

is

allocated

among

continuing

operations,

discontinued

operations,

and

other
comprehensive income (loss), as applicable. The amount allocated to continuing operations is the tax effect of the pre-tax income or loss from continuing operations that occurred during the year, plus or minus income tax effects of (a) changes in circumstances that
cause

a

change

in

judgment

about

the

realization

of

deferred

tax

assets

in

future

years,

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

Recently Adopted Accounting Standards Updates
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2023-04,
Liabilities (Topic 405) -
Amendments to SEC
Paragraphs Pursuant to
SEC Staff Accounting
Bulletin No. 121
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

(Topic 480),
Equity (Topic 505), and
Compensation—Stock
Compensation (Topic 718)
- Amendments to SEC
Paragraphs Pursuant to
SEC Staff Accounting
Bulletin No. 120, SEC
Staff Announcement at the
March 24, 2022 EITF
Meeting, and Staff
Accounting Bulletin Topic
6.B, Accounting Series
Release 280—General
Revision of Regulation S-
X: Income or Loss
Applicable to Common
Stock
The

FASB

issued

ASU

2023-03

in

July
2023 which

amends or

supersedes various
SEC

paragraphs

within

the

Codification

to
conform

to

past

SEC

announcements

and
guidance

which

updated

SAB

Topics

5.T,
14, and 6. B.
July 1, 2023
The

Corporation

was

not

impacted

by
the

adoption

of

this

ASU

since

it
codifies previous guidance.

FASB ASU 2022-05,
Financial Services -
Insurance (Topic 944) -

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
(Subtopic 405-50) -

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

Recently Adopted Accounting Standards Updates
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2022-02,
Financial Instruments—
Credit Losses (Topic 326)
- Troubled Debt
Restructurings and
Vintage Disclosures
The

FASB

issued

ASU

2022-02

in

March
2022,

which

eliminates

the

accounting
guidance

for

troubled

debt

restructurings
(“TDRs”)

in

ASC

Subtopic

310-40
Receivables—Troubled Debt Restructurings
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

Accounting Standards Updates Not Yet Adopted
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2023-09,
Income Tax ( Topic

740) -
Improvements to Income
Tax Disclosures
The

FASB

issued

ASU

2023-09

in
December

2023,

which

amends ASC

topic

740

by

enhancing

disclosures

regarding
rate

reconciliation

and

requiring

the
disclosure of

income taxes paid, income (or
loss)

from

continuing

operations

before
income

tax

expense

and

income

tax
expense

disaggregated

by

national,

state
and foreign level. Disclosures that no longer
were considered

cost

beneficial or

relevant
were removed from ASC topic 740
January 1, 2025
The Corporation

is currently

evaluating
the

impact

that

the

adoption

of

this
guidance

will

have

on

its

financial
statements

and

presentation

and
disclosures.
FASB ASU 2023-08,
Intangibles - Goodwill and
Other - Crypto Assets
(Subtopic 350-60) -
Accounting for and
Disclosure of Crypto
Assets

The

FASB

issued

ASU

2023-08

in
December

2023,

which

amends

ASC
subtopic

350-60

by

requiring

that

crypto
assets

are

measured

at

fair

value

in

the
statement

of

financial

position

each
reporting

period

with

changes

from
remeasurement

being

recognized

in

net
income.

The

ASU

also

requires

enhanced
disclosures

for

both

annual

and

interim

reporting

periods

to

provide

investors

with
relevant information

to

analyze and

assess
the

exposure

and

risk

of

significant
individual crypto asset holdings.
January 1, 2025 The Corporation does not expect to be
impacted by the adoption of this ASU
since it

does not

hold crypto-assets

for
its platform users.
FASB ASU 2023-07,
Segment Reporting (Topic
280) - Improvements to
Reportable Segment
Disclosures
The

FASB

issued

ASU

2023-07

in
November

2023,

which

amends ASC

topic

280

by

requiring

additional

disclosures
about significant segment expenses.
For fiscal years
beginning on
January 1, 2024
For interim periods
within fiscal years
beginning after
January 1, 2025
The Corporation

is currently

evaluating
the

impact

that

the

adoption

of

this
guidance

will

have

on

its

financial
statements

and

presentation

and
disclosures.

FASB ASU 2023-06,
Disclosure Improvements -
Codification Amendments
in Response to the SEC’s

Disclosure Update and
Simplification Initiative
The FASB

issued ASU

2023-06 in

October
2023

which

modifies

the

disclosure

or
presentation

requirements

of

various
subtopics

in

the

Codification

with

the
purpose of aligning U.S.

GAAP requirement
with those of the SEC under Regulation S-X
and S-K.

The date on which
the SEC removes
related disclosure
requirements from
Regulation S-X or
Regulation S-K. If by
June 30, 2027, the
SEC has not
removed the
applicable
requirement from
Regulation S-X or
Regulation S-K, the
pending content of
the related
amendment will be
removed from the
Codification and will
not become

effective for any
entity.
The Corporation

does not

expect to

be
impacted

by

the

adoption

of

this

ASU
since

it

is

currently

subject

to

SEC's
current

disclosure

and

presentation
requirements under Regulation S-X and
S-K.
FASB ASU 2023-05,
Business Combinations -
Joint Venture Formations
(Subtopic 805-60) -
Recognition and initial
measurement
The

FASB

issued

ASU

2023-05

in

August
2023,

which

amends ASC

subtopic

805-60
to include specific

guidance about how

joint
ventures

should

recognize

and

initially
measure

assets

contributed

and

liabilities
assumed.

The

amendments

require

that

a
joint venture, upon formation, recognize and
initially

measure

its

assets

and

liabilities at
fair value.
January 1, 2025
Upon

adoption

of

this

ASU,

the
Corporation will

consider this

guidance
for

the

initial

measure

of

assets

and
liabilities

of

newly

created

joint
ventures.
FASB ASU 2023-02,
Investments—Equity
Method and Joint
Ventures (Topic 323) -
Accounting for
Investments in Tax Credit
Structures Using the
Proportional Amortization
Method
The

FASB

issued

ASU

2023-02

in

March
2023,

which

amend

ASC

topic

323

by
permitting

the

election

to

apply

the
proportional amortization method to account
for

tax

equity

investments

that

generate
income

tax

credits

through

investment

in
low-income-housing

tax

credit

(LIHTC)
structures

and

other

tax

credit

programs

if
certain

conditions

are

met.

The

ASU

also
eliminates

the

application

of

the

ASC
subtopic

323-740

to

LIHTC

investment

not
accounted

for

using

the

proportional
amortization

method

and

instead

requires
the use of other guidance.
January 1, 2024
The Corporation

does not

expect to

be
impacted

by

the

adoption

of

this

ASU
since

it

does

not

hold

investments

in
tax equity investments.

Accounting Standards Updates Not Yet Adopted
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2023-01,
Leases (Topic 842) -
Common Control
Arrangements
The

FASB

issued

ASU

2023-01

in

March
2023,

which

amends

ASC

Topic

842

and
requires

the

amortization

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

FASB ASU 2022-03, Fair
Value Measurement
(Topic 820) - Fair Value
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

December 31,

2023 (December

31,
2022

-

$
2.8

billion). Cash

and

due from

banks, as

well

as

other highly

liquid securities,

are

used to

cover

the required

average
reserve balances.

At

December

31,

2023,

the

Corporation

held

$
78

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

the amortized cost, gross

unrealized gains and losses,

approximate fair value, weighted average

yield
and contractual maturities of debt securities available-for-sale at December 31, 2023 and December 31, 2022.

At December 31, 2023
Gross Gross Weighted
Amortized unrealized unrealized
Fair

average
(In thousands) cost
gains

losses value yield
U.S. Treasury securities
Within 1 year $
7,103,518
$
526
$
59,415
$
7,044,629
3.51
%
After 1 to 5 years
3,598,209
84
170,209
3,428,084
1.35
After 5 to 10 years
307,512
-
33,164
274,348
1.63
Total U.S. Treasury

securities
11,009,239
610
262,788
10,747,061
2.75
Collateralized mortgage obligations - federal agencies
After 1 to 5 years
17,899
-
838
17,061
1.55
After 5 to 10 years
20,503
2
1,321
19,184
2.28
After 10 years
108,280
29
9,868
98,441
2.54
Total collateralized

mortgage obligations - federal agencies
146,682
31
12,027
134,686
2.38
Mortgage-backed securities
Within 1 year
637
-
3
634
3.72
After 1 to 5 years
82,310
11
3,536
78,785
2.34
After 5 to 10 years
792,431
75
48,250
744,256
2.28
After 10 years
6,067,353
667
1,046,909
5,021,111
1.64
Total mortgage-backed

securities

6,942,731
753
1,098,698
5,844,786
1.72
Other
Within 1 year
1,011
-
-
1,011
4.00
After 1 to 5 years
1,500
-
-
1,500
8.50
Total other

2,511
-
-
2,511
6.69
Total debt securities

available-for-sale
[1] $
18,101,163
$
1,394
$
1,373,513
$
16,729,044
2.35
%
[1]

Includes $
12

billion pledged to secure government and trust deposits,

assets sold under agreements to repurchase, credit facilities and loan
servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $
11.1

billion serve as collateral for
public funds.

The Corporation had unpledged Available

for Sale securities with a fair value of

$
4.6

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
The following table presents the

aggregate amortized cost and fair value of

debt securities available-for-sale at December 31, 2023
by contractual maturity.

(In thousands)
Amortized cost

Fair value
Within 1 year $
7,105,166
$
7,046,274
After 1 to 5 years
3,699,918
3,525,430
After 5 to 10 years
1,120,446
1,037,788
After 10 years
6,175,633
5,119,552
Total debt securities

available-for-sale
$
18,101,163
$
16,729,044
At December 31, 2023,

the Corporation did not intend

to sell or believed

it was more likely than

not that it would be

required to sell
debt

securities

classified

as

available-for-sale.

There

were
no

debt

securities

available-for-sale

sold

during

the

years

ended
December 31, 2023 and December 31, 2022. During the year ended December 31, 2021, the Corporation sold U.S Treasury Notes.
The proceeds from

these sales were

$
236

million. Gross realized

gains and losses on

the sale of

debt securities available-for-sale
for the years ended December 31, 2023, 2022 and

2021 were as follows:

(In thousands) 2023 2022 2021
Gross realized gains $
-
$
-
$
695
Gross realized losses
-
-
(672)
Net realized gains (losses) on sale of debt securities available

-for-sale
$
-
$
-
$
23
The

following

tables

present

the

Corporation’s

fair

value

and

gross

unrealized

losses

of

debt

securities

available-for-sale,
aggregated by investment category

and length of time

that individual securities have been

in a continuous unrealized loss

position,
at December 31, 2023 and 2022.

At December 31, 2023
Less than 12 months 12 months or more Total
Gross Gross Gross
Fair

unrealized
Fair

unrealized
Fair

unrealized
(In thousands)
value

losses
value

losses
value

losses
U.S. Treasury securities $
244,925
$
5,126
$
6,550,941
$
257,662
$
6,795,866
$
262,788
Collateralized mortgage obligations - federal agencies

5,234
35
124,930
11,992
130,164
12,027
Mortgage-backed securities
37,118
405
5,779,260
1,098,293
5,816,378
1,098,698
Total debt securities

available-for-sale in an unrealized loss position

$
287,277
$
5,566
$
12,455,131
$
1,367,947
$
12,742,408
$
1,373,513

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

December 31,

2023, the

portfolio of

available-for-sale debt

securities reflects

gross unrealized

losses of

$
1.4

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

31, 2023 and 2022.

At December 31, 2023
Allowance
Carrying
Value

Gross

Gross

Weighted
Amortized

Book
[1]
for Credit
Net of

unrealized unrealized
Fair

average
(In thousands) cost Value Losses Allowance
gains

losses value yield
U.S. Treasury securities

Within 1 year $
597,768
$
597,768
$
-
$
597,768
$
-
$
7,526
$
590,242
2.58
%
After 1 to 5 years
7,971,072
7,335,159
-
7,335,159
637
21,996
7,313,800
1.39
After 5 to 10 years
211,061
188,484
-
188,484
-
187
188,297
1.50
Total U.S. Treasury

securities
8,779,901
8,121,411
-
8,121,411
637
29,709
8,092,339
1.47
Obligations of Puerto Rico, States and
political subdivisions
Within 1 year
4,820
4,820
9
4,811
3
-
4,814
6.17
After 1 to 5 years
20,171
20,171
147
20,024
96
125
19,995
3.80
After 5 to 10 years
845
845
28
817
28
-
845
5.80
After 10 years
39,572
39,572
5,596
33,976
2,814
2,766
34,024
1.41
Total obligations of

Puerto Rico, States and
political subdivisions
65,408
65,408
5,780
59,628
2,941
2,891
59,678
2.55
Collateralized mortgage obligations - federal
agencies
Within 1 year
13
13
-
13
-
-
13
6.44
After 10 years
1,543
1,543
-
1,543
-
148
1,395
2.87
Total collateralized

mortgage obligations -
federal agencies
1,556
1,556
-
1,556
-
148
1,408
2.90
Securities in wholly owned statutory business
trusts
After 10 years
5,960
5,960
-
5,960
-
-
5,960
6.33
Total securities

in wholly owned statutory
business trusts
5,960
5,960
-
5,960
-
-
5,960
6.33
Total debt securities

held-to-maturity [2]
$
8,852,825
$
8,194,335
$
5,780
$
8,188,555
$
3,578
$
32,748
$
8,159,385
1.48
%
[1]
Book value includes $
658

million of net unrealized loss which remains in

Accumulated other comprehensive (loss) income

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
67.3

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
-
19
6.44
Securities in wholly owned statutory business
trusts
After 10 years
5,959
5,959
-
5,959
-
-
5,959
6.33
Total securities

in wholly owned statutory
business trusts
5,959
5,959
-
5,959
-
-
5,959
6.33
Total debt securities

held-to-maturity [2]
$
9,356,739
$
8,525,366
$
6,911
$
8,518,455
$
4,918
$
83,177
$
8,440,196
1.55
%
[1]
Book value includes $
831

million of net unrealized loss which remains in Accumulated

other comprehensive (loss) income (AOCI)

related to
certain securities transferred from available-for-sale securities portfolio to the held-to-maturity securities portfolio as discussed in Note 6.
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

31, 2023
by contractual maturity.

(In thousands)
Amortized cost

Book Value Fair value
Within 1 year $
602,601
$
602,601
$
595,069
After 1 to 5 years
7,991,243
7,355,330
7,333,795
After 5 to 10 years
211,906
189,329
189,142
After 10 years
47,075
47,075
41,379
Total debt securities

held-to-maturity
$
8,852,825
$
8,194,335
$
8,159,385
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

At December 31, 2023 and December 31, 2022, the “Obligations

of Puerto Rico, States and political subdivisions” classified as held-
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

At December 31, 2023 At December 31, 2022
(In thousands)
Securities issued by Puerto Rico municipalities
Watch $
2,255
$
13,735
Pass
16,565
10,925
Total $
18,820
$
24,660
At December

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
708

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

Refer to

Note 24
to the

Consolidated Financial

Statements
for additional

information on

the Corporation’s

exposure to

the Puerto
Rico Government.
At

December 31,

2023, the

portfolio of

“Obligations of

Puerto

Rico, States

and

political subdivisions”

also

includes

$
7

million

in
securities

issued by

the HFA

for which

the

underlying source

of

payment is

U.S. Treasury

securities. The

Corporation applies

a
zero
-credit loss

assumption for

these securities,

and

no ACL

has been

established for

these securities

given that

U.S. Treasury
securities carry an explicit

guarantee from the U.S. Government, are

highly rated by major rating

agencies, and have a

long history
of no credit losses. Refer to Note 2 to the Consolidated

Financial Statements

for further details.
Delinquency status
At December 31, 2023 and December 31, 2022,

there were
no

securities held-to-maturity in past due or non-performing

status.
Allowance for credit losses on debt securities held-to-maturity
The following table provides the

activity in the allowance for

credit losses related to debt securities

held-to-maturity by security type
at December 31, 2023 and December 31, 2022:

For the year ended December 31,

2023 2022
(In thousands) Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance $
6,911
$
8,096
Provision for credit losses (benefit)
(1,131)
(1,185)
Securities charged-off
-
-
Recoveries
-
-
Ending balance $
5,780
$
6,911
The

allowance

for

credit

losses

for

the

Obligations

of

Puerto

Rico,

States

and

political

subdivisions

includes

$
0.2

million

for
securities issued by municipalities of

Puerto Rico, and $
5.6

million for bonds issued by

the Puerto Rico HFA,

which are secured by
second mortgage loans on

Puerto Rico residential properties (compared to

$
0.3

million and $
6.6

million, respectively, at

December
31, 2022).

Note 8 – Loans
For a summary of the

accounting policies related to loans, interest recognition

and allowance for credit losses refer to

Note 2 to the
Consolidated Financial Statement .
During the year ended December 31, 2023, the Corporation recorded purchases (including repurchases) of mortgage loans of $
385
million, which

include $
1

million in

Purchased Credit

Deteriorated (“PCD”)

loans, consumer

loans of

$
127

million and

commercial
loans of $
266

million; compared to purchases (including repurchases) of mortgage loans of

$
299

million, which include $
4

million in
PCD loans, consumer loans of $
433

million, and commercial loans of $
142

million during the year ended December 31, 2022.

The

Corporation

performed

whole-loan

sales

involving

approximately

$
49

million

of

residential

mortgage

loans,

$
45

million

of
consumer loans,

and $
82

million of

commercial and construction

loans during

the year

ended December 31,

2023 (December

31,
2022

-

$
63

million

of

residential mortgage

loans

and

$
138

million of

commercial and

construction loans).

Also,

during the

year
ended

December

31,

2023,

the

Corporation

securitized

approximately

$
2

million

of

mortgage

loans

into

Government

National
Mortgage

Association

(“GNMA”) mortgage-backed

securities

and $
35

million

of

mortgage

loans

into

Federal

National Mortgage
Association (“FNMA”) mortgage-backed securities, compared to $
169

million and $
122

million, respectively, during the year ended
December

31,

2022.

Also,

the

Corporation

securitized

approximately

$
9

million

of

mortgage

loans

into

Federal

Home

Loan
Mortgage Corporation (“FHLMC”) mortgage-backed securities

during the year ended December 31, 2022.
Delinquency status
The following tables present the

amortized cost basis of loans

held-in-portfolio (“HIP”), net of unearned

income, by past due status,
and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at
December 31, 2023 and December 31, 2022.

December 31, 2023
BPPR
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual
Accruing

(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
524
$
-
$
1,991
$
2,515
$
289,427
$
291,942
$
1,991
$
-
Commercial real estate:
Non-owner occupied
5,510
77
8,745
14,332
2,990,922
3,005,254
8,745
-
Owner occupied
2,726
249
29,430
32,405
1,365,978
1,398,383
29,430
-
Commercial and industrial
6,998
3,352
36,210
46,560
4,749,666
4,796,226
32,826
3,384
Construction
-
-
6,378
6,378
163,479
169,857
6,378
-
Mortgage
260,897
114,282
416,528
791,707
5,600,117
6,391,824
175,106
241,422
Leasing
20,140
6,719
8,632
35,491
1,696,318
1,731,809
8,632
-
Consumer:
Credit cards
13,243
9,912
23,281
46,436
1,089,292
1,135,728
-
23,281
Home equity lines of credit
230
-
26
256
2,392
2,648
-
26
Personal
19,065
14,611
19,031
52,707
1,723,603
1,776,310
19,031
-
Auto
100,061
27,443
45,615
173,119
3,487,661
3,660,780
45,615
-
Other
1,641
204
1,213
3,058
147,104
150,162
964
249
Total $
431,035
$
176,849
$
597,080
$
1,204,964
$
23,305,959
$
24,510,923
$
328,718
$
268,362

December 31, 2023
Popular U.S.
Past due Past due 90 days or more
30-59 60-89 90 days
Total

Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
9,141
$
2,001
$
-
$
11,142
$
2,112,536
$
2,123,678
$
-
$
-
Commercial real estate:
Non-owner occupied
566
1,036
1,117
2,719
2,079,448
2,082,167
1,117
-
Owner occupied
30,560
-
6,274
36,834
1,645,418
1,682,252
6,274
-
Commercial and industrial
7,815
697
3,881
12,393
2,317,502
2,329,895
3,772
109
Construction
-
-
-
-
789,423
789,423
-
-
Mortgage
48,818
7,821
11,191
67,830
1,236,263
1,304,093
11,191
-
Consumer:
Credit cards
-
-
-
-
19
19
-
-
Home equity lines of
credit
1,472
4
3,733
5,209
58,096
63,305
3,733
-
Personal
2,222
1,948
2,805
6,975
161,962
168,937
2,805
-
Other
4
-
1
5
10,274
10,279
1
-
Total $
100,598
$
13,507
$
29,002
$
143,107
$
10,410,941
$
10,554,048
$
28,893
$
109

December 31, 2023
Popular, Inc.
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP
[2] [3]
loans loans
Commercial multi-family $
9,665
$
2,001
$
1,991
$
13,657
$
2,401,963
$
2,415,620
$
1,991
$
-
Commercial real estate:
Non-owner occupied
6,076
1,113
9,862
17,051
5,070,370
5,087,421
9,862
-
Owner occupied
33,286
249
35,704
69,239
3,011,396
3,080,635
35,704
-
Commercial and industrial
14,813
4,049
40,091
58,953
7,067,168
7,126,121
36,598
3,493
Construction
-
-
6,378
6,378
952,902
959,280
6,378
-
Mortgage
[1]
309,715
122,103
427,719
859,537
6,836,380
7,695,917
186,297
241,422
Leasing
20,140
6,719
8,632
35,491
1,696,318
1,731,809
8,632
-
Consumer:
Credit cards
13,243
9,912
23,281
46,436
1,089,311
1,135,747
-
23,281
Home equity lines of credit
1,702
4
3,759
5,465
60,488
65,953
3,733
26
Personal
21,287
16,559
21,836
59,682
1,885,565
1,945,247
21,836
-
Auto
100,061
27,443
45,615
173,119
3,487,661
3,660,780
45,615
-
Other
1,645
204
1,214
3,063
157,378
160,441
965
249
Total $
531,633
$
190,356
$
626,082
$
1,348,071
$
33,716,900
$
35,064,971
$
357,611
$
268,471
[1]
It is the Corporation’s policy to report delinquent residential mortgage loans insured by Federal Housing Administration

(“FHA”) or guaranteed by
the U.S. Department of Veterans Affairs

(“VA”) as accruing loans past

due 90 days or more as opposed to non-performing

since the principal
repayment is insured.

These balances include $
106

million of residential mortgage loans insured by

FHA or guaranteed by the VA

that are no
longer accruing interest as of December 31, 2023. Furthermore,

as of December 31, 2023, the Corporation had approximately

$
38

million in
reverse mortgage loans which are guaranteed by FHA,

but which are currently not accruing interest. Due to the

guaranteed nature of the loans, it
is the Corporation’s policy to exclude these balances

from non-performing assets.
[2] Loans held-in-portfolio are net of $
356

million in unearned income and exclude $
4

million in loans held-for-sale.
[3] Includes $
14.2

billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral,
of which $
7.0

billion were pledged at the Federal Home Loan Bank

("FHLB") as collateral for borrowings and $
7.2

billion at the Federal Reserve
Bank ("FRB") for discount window borrowings. As of December

31, 2023, the Corporation had an available borrowing

facility with the FHLB and
the discount window of Federal Reserve Bank of New York

of $
3.5

billion and $
4.4

billion, respectively.

December 31, 2022
BPPR
Past due Past due 90 days or more
30-59 60-89
90 days

Total Non-accrual Accruing
(In thousands)

days

days
or more past due Current Loans HIP loans loans
Commercial multi-family $
425
$
-
$
242
$
667
$
280,706
$
281,373
$
242
$
-
Commercial real estate:
Non-owner occupied
941
428
23,662
25,031
2,732,296
2,757,327
23,662
-
Owner occupied
729
245
23,990
24,964
1,563,092
1,588,056
23,990
-
Commercial and industrial
3,036
941
35,777
39,754
3,756,754
3,796,508
34,277
1,500
Construction
-
-
-
-
147,041
147,041
-
-
Mortgage
222,926
91,881
579,993
894,800
5,215,479
6,110,279
242,391
337,602
Leasing
11,983
3,563
5,941
21,487
1,564,252
1,585,739
5,941
-
Consumer:
Credit cards
7,106
5,049
11,910
24,065
1,017,766
1,041,831
-
11,910
Home equity lines of credit
-
-
-
-
2,954
2,954
-
-
Personal
13,232
8,752
18,082
40,066
1,545,621
1,585,687
18,082
-
Auto
68,868
19,243
40,978
129,089
3,383,441
3,512,530
40,978
-
Other
487
87
12,682
13,256
124,324
137,580
12,446
236
Total $
329,733
$
130,189
$
753,257
$
1,213,179
$
21,333,726
$
22,546,905
$
402,009
$
351,248

December 31, 2022
Popular U.S.
Past due Past due 90 days or more
30-59 60-89
90 days

Total Non-accrual Accruing
(In thousands)

days

days
or more past due Current Loans HIP loans loans
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
or more past due Current
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

31, 2022. Furthermore, as of
December 31,2022, the Corporation had approximately $
42

million in reverse mortgage loans which are guaranteed

by FHA, but which are
currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude

these balances from non-
performing assets.
[2] Loans held-in-portfolio are net of $
295

million in unearned income and exclude $
5

million in loans held-for-sale.
[3] Includes $
7.4

billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or

repledge the collateral,
of which $
4.8

billion were pledged at the Federal Home Loan Bank

(FHLB) as collateral for borrowings and $
2.6

billion at the Federal Reserve
Bank (FRB) for discount window borrowings. As of December

31, 2022, the Corporation had an available borrowing

facility with the FHLB and the
discount window of Federal Reserve Bank of New York

of $
2.1

billion and $
1.4

billion, respectively.
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

31, 2023, mortgage

loans held-in-portfolio include

$
2.2

billion (December 31,

2022 -

$
2.0

billion) of loans

insured by
the FHA, or guaranteed by the VA

of which $
241.6

million (December 31, 2022 - $
337.8

million) are 90 days or more past

due. The
portfolio of guaranteed loans includes

$
106

million of residential mortgage loans

in Puerto Rico that

are no longer accruing

interest
as of December

31, 2023 (December 31,

2022 - $
190

million). The Corporation has

approximately $
38

million in reverse mortgage
loans in Puerto Rico which

are guaranteed by FHA, but which

are currently not accruing interest at

December 31, 2023 (December
31, 2022 - $
42

million).
Loans with

a delinquency status

of 90

days past due

as of

December 31, 2023

include $
11

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

The components of the net financing leases,

including finance leases within the C&I category,

receivable at December 31, 2023 and
2022 were as follows:

(In thousands) 2023 2022
Total minimum lease

payments
$
1,499,230
$
1,336,173
Estimated residual value of leased property
685,757
605,638
Deferred origination costs, net of fees
25,634
24,909
Less - Unearned financing income
351,026
293,091
Net minimum lease payments
1,859,595
1,673,629
Less - Allowance for credit losses
10,920
22,216
Net minimum lease payments, net of allowance for credit losses $
1,848,675
$
1,651,413
At December 31, 2023, future minimum lease payments

are expected to be received as follows:

(In thousands)
2024 $
69,188
2025
92,293
2026
138,254
2027
249,775
2028
339,962
2029 and thereafter
609,758
Total $
1,499,230
The following tables present the amortized cost basis

of non-accrual loans as of December 31, 2023

and December 31, 2022 by
class of loans:

December 31, 2023
BPPR Popular U.S. Popular, Inc.
(In thousands)
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Commercial multi-family $
-
$
1,991
$
-
$
-
$
-
$
1,991
Commercial real estate non-owner occupied
3,695
5,050
-
1,117
3,695
6,167
Commercial real estate owner occupied
20,432
8,998
3,877
2,397
24,309
11,395
Commercial and industrial
6,991
25,835
-
3,772
6,991
29,607
Construction
-
6,378
-
-
-
6,378
Mortgage
84,677
90,429
120
11,071
84,797
101,500
Leasing
481
8,151
-
-
481
8,151
Consumer:

HELOCs
-
-
-
3,733
-
3,733

Personal

3,589
15,442
-
2,805
3,589
18,247

Auto

1,833
43,782
-
-
1,833
43,782

Other
263
701
-
1
263
702
Total $
121,961
$
206,757
$
3,997
$
24,896
$
125,958
$
231,653

December 31, 2022
BPPR Popular U.S. Popular, Inc.
(In thousands)
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Commercial multi-family $
-
$
242
$
-
$
-
$
-
$
242
Commercial real estate non-owner occupied
15,639
8,023
1,454
-
17,093
8,023
Commercial real estate owner occupied
9,070
14,920
5,095
-
14,165
14,920
Commercial and industrial
20,227
14,050
-
4,319
20,227
18,369
Mortgage
119,027
123,364
71
20,417
119,098
143,781
Leasing
458
5,483
-
-
458
5,483
Consumer:

HELOCs
-
-
-
4,110
-
4,110

Personal

4,623
13,459
-
1,958
4,623
15,417

Auto

1,177
39,801
-
-
1,177
39,801

Other
263
12,183
-
8
263
12,191
Total $
170,484
$
231,525
$
6,620
$
30,812
$
177,104
$
262,337
Loans in non-accrual status with no

allowance at December 31, 2023 include

$
126

million in collateral dependent loans (December
31,

2022

-

$
177

million).

The

Corporation recognized

$
4

million

in

interest

income

on

non-accrual loans

during

the

year

ended
December 31, 2023 (December 31, 2022 - $
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

31, 2023 and December 31, 2022:

December 31, 2023
(In thousands) Real Estate Auto Equipment Other Total
BPPR
Commercial multi-family $
1,339
$
-
$
-
$
-
$
1,339
Commercial real estate:
Non-owner occupied
160,555
-
-
-
160,555
Owner occupied
25,848
-
-
-
25,848
Commercial and industrial
1,103
-
-
30,287
31,390
Construction
6,378
-
-
-
6,378
Mortgage
85,113
-
-
-
85,113
Leasing
-
1,373
-
-
1,373
Consumer:
Personal
4,338
-
-
-
4,338
Auto
-
12,965
-
-
12,965
Other
-
-
-
305
305
Total BPPR $
284,674
$
14,338
$
-
$
30,592
$
329,604
Popular U.S.
Commercial real estate:
Owner occupied $
3,877
$
-
$
-
$
-
$
3,877
Commercial and industrial
-
-
105
400
505
Construction
5,990
-
-
-
5,990
Mortgage
1,303
-
-
-
1,303
Total Popular U.S. $
11,170
$
-
$
105
$
400
$
11,675
Popular, Inc.
Commercial multi-family $
1,339
$
-
$
-
$
-
$
1,339
Commercial real estate:
Non-owner occupied
160,555
-
-
-
160,555
Owner occupied
29,725
-
-
-
29,725
Commercial and industrial
1,103
-
105
30,687
31,895
Construction
12,368
-
-
-
12,368
Mortgage
86,416
-
-
-
86,416
Leasing
-
1,373
-
-
1,373
Consumer:
Personal
4,338
-
-
-
4,338
Auto
-
12,965
-
-
12,965
Other
-
-
-
305
305
Total Popular,

Inc.
$
295,844
$
14,338
$
105
$
30,992
$
341,279

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

(In thousands) December 31, 2023 December 31, 2022
Purchase price of loans at acquisition $
819
$
3,144
Allowance for credit losses at acquisition
89
915
Non-credit discount / (premium) at acquisition
9
140
Par value of acquired loans at acquisition $
917
$
4,199

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

on PCD

financial

assets be

recorded as

an

increase to

the

purchase price,

with subsequent

changes to

the
allowance

recorded

as

a

credit

loss

expense.

The

provision

for

credit

losses

recorded

in

current

operations

is

based

on

this
methodology.

Loan losses

are charged,

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

governance procedures, a new

model was implemented

during the third

quarter of 2023

for the
U.S commercial real estate segment.

The new model enhances techniques

used to capture default

activity within the Corporation’s
geographical footprint. As part of the implementation

analysis management evaluated the credit metrics of

the portfolio such as risk
ratings,

delinquency levels,

and

low exposure

to

the commercial

office

sector.

Qualitative reserves

continue to

be maintained

to
address

risks

within

the

U.

S.

commercial

real

estate

segment.

The

new

model

including

qualitative

reserve

accounted for

$
15
million of PB’s reduction in ACL during the third quarter

of 2023.
At

December

31,2023,

the

Corporation

estimated

the

ACL

by

weighting

the

outputs

of

optimistic,

baseline,

and

pessimistic
scenarios. Among

the three

scenarios used

to estimate

the ACL,

the baseline

is assigned

the highest

probability,

followed by

the
pessimistic

scenario

given

the

uncertainties

in

the

economic

outlook

and

downside

risk.

The

weightings

applied

are

subject

to
evaluation on

a quarterly

basis as

part of

the ACL’s

governance process. The

Corporation evaluates, at

least on

an annual

basis,
the

assumptions

tied

to

the

CECL

accounting

framework.

These

include

the

reasonable

and

supportable

period

as

well

as

the
reversion

window.

During the

third

quarter

of

2022,

as

part

of

its

evaluation

procedures, the

Corporation decided

to

extend

the
reversion

window

from

1

year

to

3

years.

The

extension

in

the

reversion

window

results

in

a

better

representation

of

historical
movements for key

macroeconomic variables that

impact the ACL.

The reasonable and

supportable period assumptions

remained
unchanged at 2 years.
The baseline

scenario assumes

a 2024

annualized GDP

growth for

Puerto Rico

and the

United States

of 1.21%

and 1.65%.

For
2023, annualized

expected growth

was 2.0%

and 2.4%

for Puerto

Rico and

United States,

respectively.

The reduction

in 2024

is
due to the Fed’s monetary policy.

The 2024 average unemployment rate is forecasted at 6.79% and 3.95% for Puerto Rico and United States, respectively, compared to 2023 average level 6.1% for Puerto Rico

and 3.7% for the United States.
The

following

tables

present

the

changes

in

the

ACL

of

loans

held-in-portfolio

and

unfunded

commitments

for

the

years

ended
December 31, 2023 and 2022.

For the year ended December 31, 2023
BPPR
Impact of Provision for Allowance for
Net write
down
Beginning Adopting credit losses credit losses - Ending
(In thousands) Balance ASU 2022-02 (benefit) PCD Loans Charge-off Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
5,210
$
-
$
(1,597)
$
-
$
-
$
1
$
-
$
3,614
Commercial real estate non-owner occupied
52,475
-
980
-
(1,130)
1,429
-
53,754
Commercial real estate owner occupied
48,393
(1,161)
(5,495)
-
(4,437)
3,337
-
40,637
Commercial and industrial
68,217
(552)
29,911
-
(7,739)
17,740
-
107,577
Total Commercial
174,295
(1,713)
23,799
-
(13,306)
22,507
-
205,582
Construction
2,978
-
4,926
-
(2,611)
1
-
5,294
Mortgage
117,344
(33,556)
(25,295)
89
(1,638)
15,496
-
72,440
Leasing
20,618
(35)
(3,836)
-
(10,879)
3,840
-
9,708
Consumer

Credit cards
58,670
-
54,649
-
(41,007)
8,776
(601)
80,487

Home equity lines of credit
103
-
(155)
-
(213)
368
-
103

Personal
96,369
(7,020)
74,226
-
(71,977)
9,583
-
101,181

Auto
129,735
(21)
63,185
-
(55,306)
20,338
-
157,931

Other
15,433
-
3,335
-
(12,454)
818
-
7,132
Total Consumer
300,310
(7,041)
195,240
-
(180,957)
39,883
(601)
346,834
Total - Loans $
615,545
$
(42,345)
$
194,834
$
89
$
(209,391)
$
81,727
$
(601)
$
639,858
Allowance for credit losses - unfunded commitments:
Commercial $
4,336
$
-
$
726
$
-
$
-
$
-
$
-
$
5,062
Construction
2,022
-
(404)
-
-
-
-
1,618
Ending balance - unfunded commitments [1] $
6,358
$
-
$
322
$
-
$
-
$
-
$
-
$
6,680
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the year ended December 31, 2023
Popular U.S.
Impact of
Provision for

Beginning Adopting credit losses - Ending
(In thousands) Balance ASU 2022-02 (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
21,101
$
-
$
(10,980)
$
-
$
5
$
10,126
Commercial real estate non-owner occupied
19,065
-
(9,222)
(193)
2,049
11,699
Commercial real estate owner occupied
8,688
-
8,851
(1,395)
83
16,227
Commercial and industrial
12,227
-
4,557
(3,875)
1,870
14,779
Total Commercial
61,081
-
(6,794)
(5,463)
4,007
52,831
Construction
1,268
-
6,124
-
-
7,392
Mortgage
17,910
(2,098)
(5,248)
-
210
10,774
Consumer

Credit cards
-
-
1
(1)
-
-

Home equity lines of credit
2,439
-
(1,058)
(471)
965
1,875

Personal
22,057
(1,140)
13,521
(19,971)
2,142
16,609

Other
2
-
159
(171)
12
2
Total Consumer
24,498
(1,140)
12,623
(20,614)
3,119
18,486
Total - Loans $
104,757
$
(3,238)
$
6,705
$
(26,077)
$
7,336
$
89,483
Allowance for credit losses - unfunded commitments:
Commercial $
1,175
$
-
$
676
$
-
$
-
$
1,851
Construction
1,184
-
7,262
-
-
8,446
Consumer
88
-
(59)
-
-
29
Ending balance - unfunded commitments [1] $
2,447
$
-
$
7,879
$
-
$
-
$
10,326
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the year ended December 31, 2023
Popular Inc.
Impact Provision for
Allowance
for
Net write
down
Beginning of adopting credit losses credit losses - Ending
(In thousands) Balance ASU 2022-02 (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
26,311
$
-
$
(12,577)
$
-
$
-
$
6
$
-
$
13,740
Commercial real estate non-owner occupied
71,540
-
(8,242)
-
(1,323)
3,478
-
65,453
Commercial real estate owner occupied
57,081
(1,161)
3,356
-
(5,832)
3,420
-
56,864
Commercial and industrial
80,444
(552)
34,468
-
(11,614)
19,610
-
122,356
Total Commercial
235,376
(1,713)
17,005
-
(18,769)
26,514
-
258,413
Construction
4,246
-
11,050
-
(2,611)
1
-
12,686
Mortgage
135,254
(35,654)
(30,543)
89
(1,638)
15,706
-
83,214
Leasing
20,618
(35)
(3,836)
-
(10,879)
3,840
-
9,708
Consumer

Credit cards
58,670
-
54,650
-
(41,008)
8,776
(601)
80,487

Home equity lines of credit
2,542
-
(1,213)
-
(684)
1,333
-
1,978

Personal
118,426
(8,160)
87,747
-
(91,948)
11,725
-
117,790

Auto
129,735
(21)
63,185
-
(55,306)
20,338
-
157,931

Other
15,435
-
3,494
-
(12,625)
830
-
7,134
Total Consumer
324,808
(8,181)
207,863
-
(201,571)
43,002
(601)
365,320
Total - Loans $
720,302
$
(45,583)
$
201,539
$
89
$
(235,468)
$
89,063
$
(601)
$
729,341
Allowance for credit losses - unfunded commitments:
Commercial $
5,511
$
-
$
1,402
$
-
$
-
$
-
$
-
$
6,913
Construction
3,206
-
6,858
-
-
-
-
10,064
Consumer
88
-
(59)
-
-
-
-
29
Ending balance - unfunded commitments [1] $
8,805
$
-
$
8,201
$
-
$
-
$
-
$
-
$
17,006
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the year ended December 31, 2022
BPPR
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
3,050
$
2,160
$
-
$
-
$
-
$
5,210
Commercial real estate non-owner occupied
45,211
5,744
-
(34)
1,554
52,475
Commercial real estate owner occupied
54,176
(12,405)
-
(1,063)
7,685
48,393
Commercial and industrial
49,491
15,976
-
(6,141)
8,891
68,217
Total Commercial
151,928
11,475
-
(7,238)
18,130
174,295
Construction
1,641
526
-
-
811
2,978
Mortgage
138,286
(37,600)
915
(5,105)
20,848
117,344
Leasing
17,578
6,832
-
(7,107)
3,315
20,618
Consumer

Credit cards
43,499
32,582
-
(26,210)
8,799
58,670

Home equity lines of credit
98
(273)
-
(191)
469
103

Personal
71,022
54,279
-
(36,179)
7,247
96,369

Auto
154,498
843
-
(42,143)
16,537
129,735

Other
15,612
880
-
(2,029)
970
15,433
Total Consumer
284,729
88,311
-
(106,752)
34,022
300,310
Total - Loans $
594,162
$
69,544
$
915
$
(126,202)
$
77,126
$
615,545
Allowance for credit losses - unfunded commitments:
Commercial $
1,751
$
2,585
$
-
$
-
$
-
$
4,336
Construction
2,388
(366)
-
-
-
2,022
Ending balance - unfunded commitments [1] $
4,139
$
2,219
$
-
$
-
$
-
$
6,358
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the year ended December 31, 2022
Popular U.S.
Provision for
Beginning credit losses Ending
(In thousands) Balance (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
25,418
$
(4,338)
$
-
$
21
$
21,101
Commercial real estate non-owner occupied
22,246
5,468
(8,671)
22
19,065
Commercial real estate owner occupied
6,053
2,276
(6)
365
8,688
Commercial and industrial
10,160
1,191
(1,335)
2,211
12,227
Total Commercial
63,877
4,597
(10,012)
2,619
61,081
Construction
4,722
(4,586)
-
1,132
1,268
Mortgage
16,192
1,706
(68)
80
17,910
Consumer

Credit cards
-
(13)
-
13
-

Home equity lines of credit
3,708
(3,713)
(430)
2,874
2,439

Personal
12,700
15,619
(7,404)
1,142
22,057

Other
5
153
(202)
46
2
Total Consumer
16,413
12,046
(8,036)
4,075
24,498
Total - Loans $
101,204
$
13,763
$
(18,116)
$
7,906
$
104,757
Allowance for credit losses - unfunded commitments:
Commercial $
1,384
$
(209)
$
-
$
-
$
1,175
Construction
2,337
(1,153)
-
-
1,184
Consumer
37
51
-
-
88
Ending balance - unfunded commitments [1] $
3,758
$
(1,311)
$
-
$
-
$
2,447
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the year ended December 31, 2022
Popular Inc.
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
28,468
$
(2,178)
$
-
$
-
$
21
$
26,311
Commercial real estate non-owner occupied
67,457
11,212
-
(8,705)
1,576
71,540
Commercial real estate owner occupied
60,229
(10,129)
-
(1,069)
8,050
57,081
Commercial and industrial
59,651
17,167
-
(7,476)
11,102
80,444
Total Commercial
215,805
16,072
-
(17,250)
20,749
235,376
Construction
6,363
(4,060)
-
-
1,943
4,246
Mortgage
154,478
(35,894)
915
(5,173)
20,928
135,254
Leasing
17,578
6,832
-
(7,107)
3,315
20,618
Consumer

Credit cards
43,499
32,569
-
(26,210)
8,812
58,670

Home equity lines of credit
3,806
(3,986)
-
(621)
3,343
2,542

Personal
83,722
69,898
-
(43,583)
8,389
118,426

Auto
154,498
843
-
(42,143)
16,537
129,735

Other
15,617
1,033
-
(2,231)
1,016
15,435
Total Consumer
301,142
100,357
-
(114,788)
38,097
324,808
Total - Loans $
695,366
$
83,307
$
915
$
(144,318)
$
85,032
$
720,302
Allowance for credit losses - unfunded commitments:
Commercial $
3,135
$
2,376
$
-
$
-
$
-
$
5,511
Construction
4,725
(1,519)
-
-
-
3,206
Consumer
37
51
-
-
-
88
Ending balance - unfunded commitments [1] $
7,897
$
908
$
-
$
-
$
-
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
The amount of outstanding commitments to lend additional funds to debtors with financial difficulties owing receivables whose terms have been modified during the year ended December 31, 2023 amounted to $
21

million related to the commercial

and construction
loan portfolios.
The following tables show the amortized cost basis of the loans modified to borrowers experiencing financial difficulties at the end of the reporting

period disaggregated by

class of

financing receivable

and type

of concession

granted for

the year

ended December
31,2023. Loans modified to borrowers under financial difficulties that were fully paid down, charged-off or foreclosed upon by period
end are not reported.

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the year ended December 31,2023
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
December
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December
31,2023
% of total class of
Financing
Receivable
CRE owner occupied $
141,291
10.10
% $
-
-
% $
141,291
4.59
%
Commercial and industrial
70
-
%
-
-
%
70
-
%
Mortgage
301
-
%
-
-
%
301
-
%
Consumer:

Credit cards
700
0.06
%
-
-
%
700
0.06
%

Personal
783
0.04
%
2
-
%
785
0.04
%

Other
6
-
%
-
-
%
6
-
%
Total $
143,151
0.58
% $
2
-
% $
143,153
0.41
%
Term Extension
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
December
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December
31,2023
% of total class of
Financing
Receivable
CRE non-owner occupied $
33,318
1.11
% $
-
-
% $
33,318
0.65
%
CRE owner occupied
4,921
0.35
%
60,669
3.61
%
65,590
2.13
%
Commercial and industrial
39,445
0.82
%
250
0.01
%
39,695
0.56
%
Construction
-
-
%
5,990
0.76
%
5,990
0.62
%
Mortgage
53,447
0.84
%
5,450
0.42
%
58,897
0.77
%
Consumer:

Personal
413
0.02
%
129
0.08
%
542
0.03
%

Auto
91
-
%
-
-
%
91
-
%
Total $
131,635
0.54
% $
72,488
0.69
% $
204,123
0.58
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
December
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December
31,2023
% of total class of
Financing
Receivable
CRE non-owner occupied $
1,854
0.06
% $
-
-
% $
1,854
0.04
%
CRE owner occupied
16,068
1.15
%
13,468
0.80
%
29,536
0.96
%
Commercial and industrial
10,545
0.22
%
814
0.03
%
11,359
0.16
%
Mortgage
137
-
%
-
-
%
137
-
%
Total $
28,604
0.12
% $
14,282
0.14
% $
42,886
0.12
%
Combination - Term extension

and Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
December
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December
31,2023
% of total class of
Financing
Receivable
Commercial multi-family $
65
0.02
% $
-
-
% $
65
-
%
CRE non-owner occupied
19,983
0.66
% $
-
-
%
19,983
0.39
%
CRE owner occupied
14,416
1.03
%
-
-
%
14,416
0.47
%
Commercial and industrial
335
0.01
%
-
-
%
335
-
%
Mortgage
37,179
0.58
%
405
0.03
%
37,584
0.49
%
Consumer:

Personal
2,318
0.13
%
62
0.04
%
2,380
0.12
%

Auto
27
-
%
-
-
%
27
-
%
Total $
74,323
0.30
% $
467
-
% $
74,790
0.21
%

Combination - Other-Than-Insignificant Payment Delays

and Interest Rate Reduction
Puerto Rico Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
December
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December
31,2023
% of total class of
Financing
Receivable
CRE non-owner occupied $
180
0.01
% $
-
-
% $
180
-
%
Commercial and industrial
199
-
%
-
-
%
199
-
%
Consumer:

Credit cards
814
0.07
%
-
-
%
814
0.07
%
Total $
1,193
-
% $
-
-
% $
1,193
-
%
Combination - Other-Than-Insignificant Payment Delays

and Principal Forgiveness
Puerto Rico Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
December
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December
31,2023
% of total class of
Financing
Receivable
CRE owner occupied $
158
0.01
% $
-
-
% $
158
0.01
%
Total $
158
-
% $
-
-
% $
158
-
%

The following table describes the financial effect of the

modifications made to borrowers experiencing

financial difficulties:

For the year ended December 31, 2023
Interest rate reduction
Loan Type Financial Effect
Commercial multi-family Reduced weighted-average contractual interest rate from
7.5
% to
5.3
%.
CRE non-owner occupied Reduced weighted-average contractual interest rate from
9.1
% to
7.3
%.
CRE owner occupied Reduced weighted-average contractual interest rate from
8.4
% to
6.6
%.
Commercial and industrial Reduced weighted-average contractual interest rate from
17.8
% to
7.8
%.
Mortgage Reduced weighted-average contractual interest rate from
5.8
% to
4.2
%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
18.8
% to
4.5
%.
Personal Reduced weighted-average contractual interest rate from
17.8
% to
9.3
%.
Auto Reduced weighted-average contractual interest rate from
12.64
% to
12.62
%.
Other Reduced weighted-average contractual interest rate from
18
.0% to 0.0%.
Term extension
Loan Type Financial Effect
Commercial multi-family Added a weighted-average of
43

years to the life of loans.
CRE non-owner occupied Added a weighted-average of
20

months to the life of loans.
CRE owner occupied Added a weighted-average of
1

year to the life of loans.
Commercial and industrial Added a weighted-average of
2

years to the life of loans.
Construction Added a weighted-average of
1

year to the life of loans.
Mortgage Added a weighted-average of
11

years to the life of loans.
Consumer:
Personal Added a weighted-average of
8

years to the life of loans.
Auto Added a weighted-average of
2

years to the life of loans.
Principal forgiveness
Loan Type Financial Effect
CRE owner occupied Reduced the amortized cost basis of the loans by $
88

thousand.
Other than insignificant payment delay
Loan Type Financial Effect
CRE non-owner occupied Added a weighted-average of
11

months to the life of loans.
CRE owner occupied Added a weighted-average of
9

months to the life of loans.
Commercial and industrial Added a weighted-average of
7

months to the life of loans.
Mortgage Added a weighted-average of
40

months to the life of loans.
Consumer:
Credit cards Added a weighted-average of
25

months to the life of loans.

The

following table

presents,

by class,

the

performance of

loans

that

have

been

modified

during the

year

ended

December 31,
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

December 31, 2023
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
Commercial multi-family $
-
$
-
$
65
$
65
$
-
$
65
$
-
$
65
CRE non-owner occupied
-
-
2,094
2,094
53,241
55,335
-
2,094
CRE owner occupied
339
-
2,267
2,606
174,248
176,854
-
2,267
Commercial and industrial
2,519
77
14,881
17,477
33,117
50,594
556
14,325
Mortgage
7,520
3,358
28,128
39,006
52,058
91,064
8,319
19,809
Consumer:

Credit cards
59
51
294
404
1,110
1,514
176
118

Personal
140
-
817
957
2,557
3,514
63
754

Auto
-
-
15
15
103
118
-
15

Other
-
-
-
-
6
6
-
-
Total $
10,577
$
3,486
$
48,561
$
62,624
$
316,440
$
379,064
$
9,114
$
39,447
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

December 31, 2023
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE owner occupied $
-
$
-
$
-
$
-
$
74,137
$
74,137
$
-
$
-
Commercial and industrial
-
250
-
250
814
1,064
-
-
Construction
-
-
-
-
5,990
5,990
-
-
Mortgage
-
-
388
388
5,467
5,855
-
388
Consumer:

Personal
-
-
125
125
68
193
-
125
Total $
-
$
250
$
513
$
763
$
86,476
$
87,239
$
-
$
513
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

December 31, 2023
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
Commercial multi-family $
-
$
-
$
65
$
65
$
-
$
65
$
-
$
65
CRE non-owner occupied
-
-
2,094
2,094
53,241
55,335
-
2,094
CRE owner occupied
339
-
2,267
2,606
248,385
250,991
-
2,267
Commercial and industrial
2,519
327
14,881
17,727
33,931
51,658
556
14,325
Construction
-
-
-
-
5,990
5,990
-
-
Mortgage
7,520
3,358
28,516
39,394
57,525
96,919
8,319
20,197
Consumer:

Credit cards
59
51
294
404
1,110
1,514
176
118

Personal
140
-
942
1,082
2,625
3,707
63
879

Auto
-
-
15
15
103
118
-
15

Other
-
-
-
-
6
6
-
-
Total $
10,577
$
3,736
$
49,074
$
63,387
$
402,916
$
466,303
$
9,114
$
39,960
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

by period end are not reported.
Payment

default

is

defined

as

a

restructured

loan

becoming

90

days

past

due

after

being

modified,

foreclosed

or

charged-off,
whichever occurs first.

During the

year ended

December 31, 2023,

the outstanding

balance of loans

modified for

borrowers under
financial difficulties that were subject to payment default

during the year ended preceding the default

date was $
10

million.
For the

year ended

December 31,

2023, extension

of maturity

and the

combination of

reduction of

interest rate

and extension

of
maturity

amounted

to

$
8

million

and

$
2

million,

respectively,

of

the

outstanding

balance

of

loans

modified

for

borrowers

under
financial difficulties that were subject to payment default

during the year preceding the default date.

Legacy TDR Modifications
A modification of

a loan, prior

to ASU 2022-02,

constituted a troubled

debt restructuring (TDR)

when a borrower

was experiencing
financial difficulty

and the

modification constituted

a concession.

For a

summary of

the legacy

accounting policy

related to

TDRs,
refer to the Summary of Significant Accounting Policies

included in Note 2 to the 2022 Form 10-K.
The outstanding

balance of

loans classified

as TDRs

amounted to

$
1.6

billion at

December 31,

2022. The

amount of

outstanding
commitments to

lend additional

funds

to

debtors owing

receivables whose

terms have

been modified

in

TDRs amounted

to

$
12
million related to the commercial and construction

loan portfolios at

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
The

following

table

presents

the

loan

count

by

type

of

modification

for

those

loans

modified

in

a

TDR

during

the

year

ended
December 31, 2022. Loans modified as TDRs for the

U.S. operations are considered insignificant

to the Corporation.

Popular Inc.
For the year ended December 31, 2022
Reduction in interest
rate
Extension of maturity
date
Combination of reduction in
interest rate and extension of
maturity date Other
Commercial real estate non-owner occupied
-
2
2
4
Commercial real estate owner occupied
3
10
1
14
Commercial and industrial
4
9
1
16
Mortgage
7
217
881
5
Leasing
-
2
1
34
Consumer:

Credit cards
48
-
-
48

HELOCs
-
-
1
-

Personal
111
111
3
40

Auto
-
1
-
129

Other
1
-
-
-
Total
174
352
890
290
The following table presents, by class, quantitative

information related to loans modified as TDRs

during

year ended December 31,
2022.

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

December 31, 2023 and 2022 by vintage year.

December 31, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior

Years Total
BPPR
Commercial:
Commercial multi-family
Watch $
-
$
-
$
-
$
-
$
1,068
$
5,179
$
-
$
-
$
6,247
Special Mention
-
559
-
-
-
4,780
-
-
5,339
Substandard
-
-
-
-
-
4,832
-
-
4,832
Pass
37,976
138,619
21,334
20,487
32,554
24,248
306
-
275,524
Total commercial
multi-family $
37,976
$
139,178
$
21,334
$
20,487
$
33,622
$
39,039
$
306
$
-
$
291,942
Commercial real estate non-owner occupied
Watch $
1,959
$
882
$
5,205
$
22,211
$
5,938
$
27,015
$
-
$
-
$
63,210
Special Mention
43,020
5,413
24,730
-
15,843
68,368
-
-
157,374
Substandard
1,016
1,307
180
2,231
53,729
12,968
4,069
-
75,500
Pass
305,243
871,191
560,785
359,853
41,262
563,794
7,042
-
2,709,170
Total commercial
real estate non-
owner occupied $
351,238
$
878,793
$
590,900
$
384,295
$
116,772
$
672,145
$
11,111
$
-
$
3,005,254
Year-to-Date gross
write-offs $
-
$
-
$
-
$
609
$
-
$
521
$
-
$
-
$
1,130
Commercial real estate owner occupied
Watch $
2,947
$
45,106
$
9,913
$
4,285
$
5,017
$
62,217
$
1,000
$
-
$
130,485
Special Mention
-
16,860
20,741
1,462
887
44,069
-
-
84,019
Substandard
1,316
15,710
5,080
143,696
845
87,383
12,617
-
266,647
Doubtful
-
-
-
-
-
136
-
-
136
Pass
92,234
155,819
227,246
51,038
24,184
357,429
9,146
-
917,096
Total commercial
real estate owner
occupied $
96,497
$
233,495
$
262,980
$
200,481
$
30,933
$
551,234
$
22,763
$
-
$
1,398,383
Year-to-Date gross
write-offs $
-
$
4
$
-
$
-
$
1
$
4,432
$
-
$
-
$
4,437

Commercial and industrial
Watch $
28,841
$
95,785
$
6,111
$
4,043
$
15,560
$
65,360
$
182,756
$
-
$
398,456
Special Mention
6,401
3,269
276
3,200
2,088
41,289
9,410
-
65,933
Substandard
731
1,760
8,644
22,065
1,922
32,087
40,670
-
107,879
Doubtful
-
-
-
54
-
26
-
-
80
Pass
1,109,898
634,401
511,912
241,452
123,458
258,872
1,343,885
-
4,223,878
Total commercial
and industrial $
1,145,871
$
735,215
$
526,943
$
270,814
$
143,028
$
397,634
$
1,576,721
$
-
$
4,796,226
Year-to-Date gross
write-offs $
896
$
184
$
215
$
335
$
555
$
1,086
$
4,468
$
-
$
7,739
Construction
Watch $
-
$
16,546
$
5,458
$
-
$
-
$
-
$
9,506
$
-
$
31,510
Special Mention
-
-
1,009
-
-
-
1
-
1,010
Substandard
-
6,378
-
-
-
-
$
-
-
6,378
Pass
26,662
24,462
27,364
10,758
1,944
1,049
38,720
-
130,959
Total construction $
26,662
$
47,386
$
33,831
$
10,758
$
1,944
$
1,049
$
48,227
$
-
$
169,857
Year-to-Date gross
write-offs $
-

$
2,611
$
-

$
-

$
-

$
-

$
-

$
-

$
2,611
Mortgage
Substandard $
96
$
161
$
162
$
345
$
2,606
$
71,893
$
-
$
-
$
75,263
Pass
751,532
439,373
421,297
259,412
164,438
4,280,509
-
-
6,316,561
Total mortgage $
751,628
$
439,534
$
421,459
$
259,757
$
167,044
$
4,352,402
$
-
$
-
$
6,391,824
Year-to-Date gross
write-offs $
-

$
-

$
-

$
-

$
-

$
1,638
$
-
$
-
$
1,638

December 31, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior

Years Total
BPPR
Leasing
Substandard $
806
$
2,516
$
3,053
$
906
$
818
$
517
$
-
$
-
$
8,616
Loss
-
-
-
-
-
17
-
-
17
Pass
647,659
488,506
313,133
163,189
88,983
21,706
-
-
1,723,176
Total leasing $
648,465
$
491,022
$
316,186
$
164,095
$
89,801
$
22,240
$
-
$
-
$
1,731,809
Year-to-Date gross
write-offs $
1,065
$
4,424
$
2,878
$
849
$
976
$
687
$
-
$
-
$
10,879
Consumer:
Credit cards
Substandard $
-
$
-
$
-
$
-
$
-
$
-
$
23,259
$
-
$
23,259
Loss
-
-
-
-
-
-
22
-
22
Pass
-
-
-
-
-
-
1,112,447
-
1,112,447
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,135,728
$
-
$
1,135,728
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
41,007
$
-
$
41,007
HELOCs
Substandard $
-
$
-
$
-
$
-
$
-
$
-
$
26
$
-
$
26
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
2,622
$
-
$
2,622
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
-
$
2,648
$
-
$
2,648
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
213
$
-
$
213
Personal
Substandard $
1,815
$
4,985
$
1,939
$
493
$
933
$
8,322
$
-
$
1,006
$
19,493
Loss
-
-
14
-
12
37
-
-
63
Pass
859,434
480,771
181,483
57,227
58,849
96,956
-
22,034
1,756,754
Total Personal $
861,249
$
485,756
$
183,436
$
57,720
$
59,794
$
105,315
$
-
$
23,040
$
1,776,310
Year-to-Date gross
write-offs $
4,458
$
35,915
$
18,076
$
4,210
$
4,891
$
2,952
$
-
$
1,475
$
71,977
Auto
Substandard $
6,980
$
14,049
$
11,916
$
9,157
$
7,051
$
3,199
$
-
$
-
$
52,352
Loss
9
44
45
16
9
6
-
-
129
Pass
1,210,622
899,797
711,439
405,768
260,355
120,318
-
-
3,608,299
Total Auto $
1,217,611
$
913,890
$
723,400
$
414,941
$
267,415
$
123,523
$
-
$
-
$
3,660,780
Year-to-Date gross
write-offs $
10,170
$
23,849
$
11,820
$
5,914
$
3,553
$
-
$
-
$
-
$
55,306
Other consumer
Substandard $
244
$
25
$
-
$
73
$
16
$
131
$
249
$
-
$
738
Loss
-
-
137
-
-
363
-
-
500
Pass
36,144
24,238
14,942
5,618
3,433
2,753
61,796
-
148,924
Total Other
consumer $
36,388
$
24,263
$
15,079
$
5,691
$
3,449
$
3,247
$
62,045
$
-
$
150,162
Year-to-Date gross
write-offs $
47
$
154
$
125
$
164
$
88
$
11,876
$
-
$
-
$
12,454
Total BPPR $
5,173,585
$
4,388,532
$
3,095,548
$
1,789,039
$
913,802
$
6,267,828
$
2,859,549
$
23,040
$
24,510,923

December 31, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior
Years Total
Popular U.S.
Commercial:
Commercial multi-family
Watch $
-
$
116,794
$
39,319
$
71,237
$
93,239
$
98,365
$
-
$
-
$
418,954
Special Mention
-
-
862
1,171
-
3,377
-
-
5,410
Substandard
-
-
-
-
5,545
20,780
-
-
26,325
Pass
166,410
417,169
326,047
164,887
182,528
410,836
5,112
-
1,672,989
Total commercial
multi-family $
166,410
$
533,963
$
366,228
$
237,295
$
281,312
$
533,358
$
5,112
$
-
$
2,123,678
Commercial real estate non-owner occupied
Watch $
-
$
39,721
$
38,713
$
43,705
$
39,908
$
91,922
$
4,557
$
-
$
258,526
Special Mention
-
-
-
-
1,327
63,365
-
-
64,692
Substandard
-
-
-
8,054
1,702
3,730
-
-
13,486
Pass
396,712
490,316
170,074
201,225
86,595
394,455
6,086
-
1,745,463
Total commercial
real estate non-
owner occupied $
396,712
$
530,037
$
208,787
$
252,984
$
129,532
$
553,472
$
10,643
$
-
$
2,082,167
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
193
$
-
$
-
$
193
Commercial real estate owner occupied
Watch $
-
$
69,894
$
84,218
$
53,066
$
14,057
$
98,502
$
1,905
$
-
$
321,642
Special Mention
-
-
77,912
4,955
6,074
11,224
-
-
100,165
Substandard
-
477
2,430
-
21,763
107,675
-
-
132,345
Pass
303,202
278,380
226,289
58,505
47,083
204,888
9,753
-
1,128,100
Total commercial
real estate owner
occupied $
303,202
$
348,751
$
390,849
$
116,526
$
88,977
$
422,289
$
11,658
$
-
$
1,682,252
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
1,395
$
-
$
-
$
1,395

Commercial and industrial
Watch $
198
$
37,022
$
47,299
$
44,939
$
23,493
$
93,299
$
32,497
$
-
$
278,747
Special Mention
208
889
1,021
30
151
39
8,674
-
11,012
Substandard
636
628
152
1,152
730
1,841
1,517
-
6,656
Pass
196,959
278,238
346,428
268,835
148,502
379,635
414,883
-
2,033,480
Total commercial
and industrial $
198,001
$
316,777
$
394,900
$
314,956
$
172,876
$
474,814
$
457,571
$
-
$
2,329,895
Year-to-Date gross
write-offs $
247
$
221
$
1,994
$
44
$
1,320
$
-
$
49
$
-
$
3,875
Construction
Watch $
-
$
22,867
$
12,869
$
-
$
21,896
$
782
$
-
$
-
$
58,414
Special Mention
2,120
13,151
-
-
-
-
-
-
15,271
Substandard
-
1
13,997
3,895
-
36,593
-
-
54,486
Pass
280,188
251,627
89,450
14,733
25,254
-
-
-
661,252
Total construction $
282,308
$
287,646
$
116,316
$
18,628
$
47,150
$
37,375
$
-
$
-
$
789,423
Mortgage
Substandard $
-
$
235
$
-
$
646
$
2,102
$
8,208
$
-
$
-
$
11,191
Pass
99,296
229,720
288,767
233,805
177,245
264,069
-
-
1,292,902
Total mortgage $
99,296
$
229,955
$
288,767
$
234,451
$
179,347
$
272,277
$
-
$
-
$
1,304,093

December 31, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior
Years Total
Popular U.S.
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
19
$
-
$
19
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
19
$
-
$
19
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
1
$
-
$
1
HELOCs
Substandard $
-
$
-
$
-
$
-
$
-
$
1,849
$
-
$
966
$
2,815
Loss
-
-
-
-
-
99
-
819
918
Pass
-
-
-
-
-
7,394
39,925
12,253
59,572
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
9,342
$
39,925
$
14,038
$
63,305
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
471
$
-
$
-
$
471
Personal
Substandard $
333
$
1,630
$
325
$
50
$
126
$
211
$
-
$
-
$
2,675
Loss
-
-
-
-
1
130
-
-
131
Pass
41,016
93,759
23,325
2,993
3,597
1,441
-
-
166,131
Total Personal $
41,349
$
95,389
$
23,650
$
3,043
$
3,724
$
1,782
$
-
$
-
$
168,937
Year-to-Date gross
write-offs $
735
$
13,136
$
4,450
$
618
$
872
$
160
$
-
$
-
$
19,971
Other consumer
Substandard $
-
$
-
$
-
$
-
$
-
$
-
$
1
$
-
$
1
Pass
19
-
-
-
-
-
10,259
-
10,278
Total Other
consumer $
19
$
-
$
-
$
-
$
-
$
-
$
10,260
$
-
$
10,279
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
171
$
-
$
171
Total Popular U.S. $
1,487,297
$
2,342,518
$
1,789,497
$
1,177,883
$
902,918
$
2,304,709
$
535,188
$
14,038
$
10,554,048

December 31, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior
Years Total
Popular, Inc.
Commercial:
Commercial multi-family
Watch $
-
$
116,794
$
39,319
$
71,237
$
94,307
$
103,544
$
-
$
-
$
425,201
Special Mention
-
559
862
1,171
-
8,157
-
-
10,749
Substandard
-
-
-
-
5,545
25,612
-
-
31,157
Pass
204,386
555,788
347,381
185,374
215,082
435,084
5,418
-
1,948,513
Total commercial
multi-family $
204,386
$
673,141
$
387,562
$
257,782
$
314,934
$
572,397
$
5,418
$
-
$
2,415,620
Commercial real estate non-owner occupied
Watch $
1,959
$
40,603
$
43,918
$
65,916
$
45,846
$
118,937
$
4,557
$
-
$
321,736
Special Mention
43,020
5,413
24,730
-
17,170
131,733
-
-
222,066
Substandard
1,016
1,307
180
10,285
55,431
16,698
4,069
-
88,986
Pass
701,955
1,361,507
730,859
561,078
127,857
958,249
13,128
-
4,454,633
Total commercial
real estate non-
owner occupied $
747,950
$
1,408,830
$
799,687
$
637,279
$
246,304
$
1,225,617
$
21,754
$
-
$
5,087,421
Year-to-Date gross
write-offs $
-
$
-
$
-
$
609
$
-
$
714
$
-
$
-
$
1,323
Commercial real estate owner occupied
Watch $
2,947
$
115,000
$
94,131
$
57,351
$
19,074
$
160,719
$
2,905
$
-
$
452,127
Special Mention
-
16,860
98,653
6,417
6,961
55,293
-
-
184,184
Substandard
1,316
16,187
7,510
143,696
22,608
195,058
12,617
-
398,992
Doubtful
-
-
-
-
-
136
-
-
136
Pass
395,436
434,199
453,535
109,543
71,267
562,317
18,899
-
2,045,196
Total commercial
real estate owner
occupied $
399,699
$
582,246
$
653,829
$
317,007
$
119,910
$
973,523
$
34,421
$
-
$
3,080,635
Year-to-Date gross
write-offs $
-
$
4
$
-
$
-
$
1
$
5,827
$
-
$
-
$
5,832
Commercial and industrial
Watch $
29,039
$
132,807
$
53,410
$
48,982
$
39,053
$
158,659
$
215,253
$
-
$
677,203
Special Mention
6,609
4,158
1,297
3,230
2,239
41,328
18,084
-
76,945
Substandard
1,367
2,388
8,796
23,217
2,652
33,928
42,187
-
114,535
Doubtful
-
-
-
54
-
26
-
-
80
Pass
1,306,857
912,639
858,340
510,287
271,960
638,507
1,758,768
-
6,257,358
Total commercial
and industrial $
1,343,872
$
1,051,992
$
921,843
$
585,770
$
315,904
$
872,448
$
2,034,292
$
-
$
7,126,121
Year-to-Date gross
write-offs $
1,143
$
405
$
2,209
$
379
$
1,875
$
1,086
$
4,517
$
-
$
11,614

December 31, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior
Years Total
Popular, Inc.
Construction
Watch $
-
$
39,413
$
18,327
$
-
$
21,896
$
782
$
9,506
$
-
$
89,924
Special Mention
2,120
13,151
1,009
-
-
-
1
-
16,281
Substandard
-
6,379
13,997
3,895
-
36,593
-
-
60,864
Pass
306,850
276,089
116,814
25,491
27,198
1,049
38,720
-
792,211
Total construction $
308,970
$
335,032
$
150,147
$
29,386
$
49,094
$
38,424
$
48,227
$
-
$
959,280
Year-to-Date gross
write-offs $
-
$
2,611
$
-
$
-
$
-
$
-
$
-
$
-
$
2,611
Mortgage
Substandard $
96
$
396
$
162
$
991
$
4,708
$
80,101
$
-
$
-
$
86,454
Pass
850,828
669,093
710,064
493,217
341,683
4,544,578
-
-
7,609,463
Total mortgage $
850,924
$
669,489
$
710,226
$
494,208
$
346,391
$
4,624,679
$
-
$
-
$
7,695,917
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
1,638
$
-
$
-
$
1,638
Leasing
Substandard $
806
$
2,516
$
3,053
$
906
$
818
$
517
$
-
$
-
$
8,616
Loss
-
-
-
-
-
17
-
-
17
Pass
647,659
488,506
313,133
163,189
88,983
21,706
-
-
1,723,176
Total leasing $
648,465
$
491,022
$
316,186
$
164,095
$
89,801
$
22,240
$
-
$
-
$
1,731,809
Year-to-Date gross
write-offs $
1,065
$
4,424
$
2,878
$
849
$
976
$
687
$
-
$
-
$
10,879

December 31, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior
Years Total
Popular, Inc.
Consumer:
Credit cards
Substandard $
-
$
-
$
-
$
-
$
-
$
-
$
23,259
$
-
$
23,259
Loss
-
-
-
-
-
-
22
-
22
Pass
-
-
-
-
-
-
1,112,466
-
1,112,466
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,135,747
$
-
$
1,135,747
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
41,008
$
-
$
41,008
HELOCs
Substandard $
-
$
-
$
-
$
-
$
-
$
1,849
$
26
$
966
$
2,841
Loss
-
-
-
-
-
99
-
819
918
Pass
-
-
-
-
-
7,394
42,547
12,253
62,194
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
9,342
$
42,573
$
14,038
$
65,953
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
471
$
213
$
-
$
684
Personal
Substandard $
2,148
$
6,615
$
2,264
$
543
$
1,059
$
8,533
$
-
$
1,006
$
22,168
Loss
-
-
14
-
13
167
-
-
194
Pass
900,450
574,530
204,808
60,220
62,446
98,397
-
22,034
1,922,885
Total Personal $
902,598
$
581,145
$
207,086
$
60,763
$
63,518
$
107,097
$
-
$
23,040
$
1,945,247
Year-to-Date gross
write-offs $
5,193
$
49,051
$
22,526
$
4,828
$
5,763
$
3,112
$
-
$
1,475
$
91,948
Auto
Substandard $
6,980
$
14,049
$
11,916
$
9,157
$
7,051
$
3,199
$
-
$
-
$
52,352
Loss
9
44
45
16
9
6
-
-
129
Pass
1,210,622
899,797
711,439
405,768
260,355
120,318
-
-
3,608,299
Total Auto $
1,217,611
$
913,890
$
723,400
$
414,941
$
267,415
$
123,523
$
-
$
-
$
3,660,780
Year-to-Date gross
write-offs $
10,170
$
23,849
$
11,820
$
5,914
$
3,553
$
-
$
-
$
-
$
55,306
Other consumer
Substandard $
244
$
25
$
-
$
73
$
16
$
131
$
250
$
-
$
739
Loss
-
-
137
-
-
363
-
-
500
Pass
36,163
24,238
14,942
5,618
3,433
2,753
72,055
-
159,202
Total Other
consumer $
36,407
$
24,263
$
15,079
$
5,691
$
3,449
$
3,247
$
72,305
$
-
$
160,441
Year-to-Date gross
write-offs $
47
$
154
$
125
$
164
$
88
$
11,876
$
171
$
-
$
12,625
Total Popular Inc. $
6,660,882
$
6,731,050
$
4,885,045
$
2,966,922
$
1,816,720
$
8,572,537
$
3,394,737
$
37,078
$
35,064,971

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
(In thousands) 2023 2022 2021
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees $
32,981
$
36,487
$
38,105
Mortgage servicing rights fair value adjustments
(11,589)
236
(10,206)
Total mortgage

servicing fees, net of fair value adjustments
21,392
36,723
27,899
Net (loss) gain on sale of loans, including valuation on

loans held for sale
(88)
(251)
21,684
Trading account profit:
Unrealized loss on outstanding derivative positions
(138)
-
-
Realized gains on closed derivative positions
614
6,635
1,323
Total trading account

profit
476
6,635
1,323
Losses on repurchased loans, including interest advances [1]
(283)
(657)
(773)
Total mortgage

banking activities
$
21,497
$
42,450
$
50,133
[1]
Effective on January 1, 2023, loans held-for-sale

are stated at fair value. Prior to such date, loans held-for-sale were stated at lower -of-cost-or-
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

ended December 31, 2023

and 2022 because

they
did not contain any credit recourse arrangements.

The

following tables

present the

initial fair

value of

the

assets obtained

as

proceeds from

residential mortgage

loans securitized
during the years ended December 31, 2023 and

2022:

Proceeds Obtained During the Year

Ended December 31, 2023
(In thousands) Level 1 Level 2 Level 3 Initial fair value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
2,488
$
-
$
2,488
Mortgage-backed securities - FNMA
-
34,857
-
34,857
Total trading account

debt securities
$
-
$
37,345
$
-
$
37,345
Mortgage servicing rights $
-
$
-
$
987
$
987
Total

$
-
$
37,345
$
987
$
38,332

Proceeds Obtained During the Year

Ended December 31, 2022
(In thousands) Level 1 Level 2 Level 3 Initial fair value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
169,352
$
-
$
169,352
Mortgage-backed securities - FNMA
-
122,422
-
122,422
Mortgage-backed securities - FHLMC
-
8,505
-
8,505
Total trading account

debt securities
$
-
$
300,279
$
-
$
300,279
Mortgage servicing rights $
-
$
-
$
5,318
$
5,318
Total

$
-
$
300,279
$
5,318
$
305,597
During the

year ended

December 31,

2023, the

Corporation retained

servicing rights

on whole

loan sales

involving approximately
$
50

million in principal balance

outstanding (2022 - $
114

million), with net realized

gains of approximately $
0.7

million (2022 - $
1.8
million). All loan sales performed during the

years ended December 31, 2023 and 2022 were without

credit recourse agreements.

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

The following table

presents the changes

in MSRs measured

using the fair

value method for

the years ended

December 31, 2023
and 2022.

Residential MSRs
(In thousands) December 31, 2023 December 31, 2022
Fair value at beginning of period $
128,350
$
121,570
Additions
2,097
6,614
Changes due to payments on loans

[1]
(9,934)
(11,063)
Reduction due to loan repurchases
(606)
(779)
Changes in fair value due to changes in valuation model inputs or assumptions
(529)
12,845
Other
(1,269)
(837)
Fair value at end of period

[2]
$
118,109
$
128,350
[1] Represents changes due to collection / realization

of expected cash flows over time.
[2] At December 31, 2023, PB had MSRs amounting to $
1.9

million (December 31, 2022 - $
2.0

million).
During the

quarter ended June

30, 2023

the Corporation terminated

a servicing agreement,

in which it

acted as sub-servicer

for a
third

party,

for

a

portfolio

with

an

unpaid

principal

balance

of

approximately

$
260

million

and

a

related

MSR

fair

value

of
approximately $
2

million.

The transaction did not result in a material

effect on the financial results of the Corporation.
Residential mortgage loans serviced for others were $
9.9

billion at December 31, 2023 (2022 - $
11.1

billion).
Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows.
The banking

subsidiaries receive servicing

fees based

on a

percentage of the

outstanding loan balance.

These servicing fees

are
credited to

income when they

are collected. At

December 31,

2023, those

weighted average mortgage

servicing fees

were
0.31
%
(2022 –
0.31
%). Under these

servicing agreements, the

banking subsidiaries do

not generally earn

significant prepayment penalty
fees on the underlying loans serviced.
The section

below includes

information on

assumptions used

in the

valuation model

of the

MSRs, originated

and purchased.

Key
economic assumptions used

in measuring the

servicing rights derived

from loans securitized

or sold by

the Corporation during

the
years ended December 31, 2023 and 2022 were

as follows:

Years ended
December 31, 2023 December 31, 2022

BPPR PB BPPR PB
Prepayment speed
7.0
%
6.8
%
5.4
%
8.1
%
Weighted average life (in years)
9.1
8.3
9.5
7.8
Discount rate (annual rate)
9.6
%
11.1
%
10.5
%
9.9
%
Key

economic

assumptions

used

to

estimate

the

fair

value

of

MSRs

derived

from

sales

and

securitizations

of

mortgage

loans
performed

by

the

banking

subsidiaries

and

servicing

rights

purchased

from

other

financial

institutions,

and

the

sensitivity

to
immediate changes in those assumptions, were as follows

as of the end of the periods reported:

Originated MSRs Purchased MSRs
December 31, December 31, December 31,
December 31,

(In thousands) 2023 2022 2023 2022
Fair value of servicing rights $
39,757
$
41,548
$
78,352
$
86,802
Weighted average life (in years)
6.6
6.8
6.8
6.9
Weighted average prepayment speed (annual

rate)
5.9
%
5.9
%
7.0
%
7.0
%
Impact on fair value of 10% adverse change $
(696)
$
(730)
$
(1,440)
$
(1,602)
Impact on fair value of 20% adverse change $
(1,365)
$
(1,433)
$
(2,827)
$
(3,143)
Weighted average discount rate (annual rate)
11.3
%
11.2
%
10.9
%
11.0
%
Impact on fair value of 10% adverse change $
(1,387)
$
(1,485)
$
(2,871)
$
(3,256)
Impact on fair value of 20% adverse change $
(2,686)
$
(2,876)
$
(5,562)
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

At December 31, 2023, the Corporation serviced $
561

million (2022 - $
640

million) in residential mortgage loans with credit recourse
to the Corporation, from

which $
13

million was 60

days or more past

due (2022 - $
15

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

2023,

the

Corporation

had

recorded

$
11

million

in

mortgage

loans

on

its

Consolidated

Statements

of

Financial
Condition related to this

buy-back option program (2022 -

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

During

the

year

ended

December

31,

2023,

the

Corporation

repurchased

approximately

$
44

million

of

mortgage

loans

from

its
GNMA servicing portfolio (2022 - $
58

million). The determination to repurchase these loans

was based on the economic benefits

of
the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. The

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

(In thousands) Useful life in years 2023 2022
Premises and equipment:
Land $
90,275
$
90,625
Buildings 10-50
487,053
482,030
Equipment 2-10
421,513
388,911
Leasehold improvements 3-10
90,333
89,693
998,899
960,634

Less - Accumulated depreciation and amortization
605,178
586,479
Subtotal
393,721
374,155
Construction in progress
81,288
33,931
Premises and equipment, net $
565,284
$
498,711
Depreciation and

amortization of premises

and equipment for

the year 2023

was $
58.5

million (2022 -

$
55.1

million; 2021

- $
55.1
million), of

which $
26.5

million (2022

- $
24.8

million; 2021

- $
25.2

million) was

charged to

occupancy expense

and $
32.0

million
(2022

-

$
30.3

million;

2021

-

$
29.8

million)

was charged

to

equipment, technology

and

software

and

other

operating expenses.
Occupancy expense of premises and equipment

is net of rental income

of $
13.1

million (2022 - $
13.1

million; 2021 - $
13.4

million).
For information related to the amortization expense

of finance leases, refer to Note 33 - Leases.

Note 13 – Other real estate owned
The following

tables present

the activity

related to

Other Real

Estate Owned

(“OREO”), for

the years

ended December

31, 2023,
2022 and 2021.

For the year ended December 31, 2023
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
12,500
$
76,626
$
89,126
Write-downs in value
(607)
(2,179)
(2,786)
Additions
2,707
68,582
71,289
Sales
(3,428)
(73,548)
(76,976)
Other adjustments
17
(254)
(237)
Ending balance $
11,189
$
69,227
$
80,416

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

(In thousands) December 31, 2023 December 31, 2022
Net deferred tax assets (net of valuation allowance) $
1,009,068
$
953,676
Investments under the equity method
236,485
210,001
Prepaid taxes
39,052
39,405
Other prepaid expenses
29,338
33,384
Capitalized software costs
93,404
81,862
Derivative assets
24,419
19,229
Trades receivable from brokers and counterparties
23,102
35,099
Receivables from investments maturities
176,000
125,000
Principal, interest and escrow servicing advances
48,557
41,916
Guaranteed mortgage loan claims receivable
29,648
59,659
Operating ROU assets (Note 33)
116,106
125,573
Finance ROU assets (Note 33)
21,093
18,884
Assets for pension benefit
23,404
-
Others
144,888
104,125
Total other assets $
2,014,564
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

Gross Carrying Accumulated
Net
Carrying
(In thousands) Amount Amortization Value
December 31, 2023
Software development costs $
76,497
$
22,086
$
54,411
Software license costs
42,868
18,048
24,820
Cloud computing arrangements
23,623
9,450
14,173
Total Capitalized

software costs [1] [2]
$
142,988
$
49,584
$
93,404
December 31, 2022
Software development costs $
63,609
$
16,803
$
46,806
Software license costs
37,165
14,164
23,001
Cloud computing arrangements
20,745
8,690
12,055
Total Capitalized

software costs [1] [2]
$
121,519
$
39,657
$
81,862
[1]
Software intangible assets are presented as part of Other

Assets in the Consolidated Statements of Financial Condition.
[2]
The tables above excludes assets that have been fully

amortized.
Total

amortization expense for

all capitalized software

and hosting arrangement

cost, reflected as

part of

technology and software
expenses in the consolidated statement of operations,

is as follows:

Year ended December

31,
(In thousands)
2023 2022 2021
Software development and license costs $
66,233

$
55,011
$
45,577
Cloud computing arrangements
3,324

3,805
3,867
Total amortization

expense
$
69,557

$
58,816
$
49,444

Note 15 – Goodwill and other intangible assets
The changes in the carrying amount of goodwill for the year ended

December 31, 2023 and 2022, allocated by reportable

segments,
were as follows (refer to Note 37 for the definition

of the Corporation’s reportable segments):

December 31, 2023
Balance at

Goodwill on Goodwill Balance at
(In thousands) January 1, 2023

acquisition

impairment December 31, 2023
Banco Popular de Puerto Rico $
436,383
$
-
$
-
$
436,383
Popular U.S.
391,045
-
(23,000)
368,045
Total Popular,

Inc.

$
827,428
$
-
$
(23,000)
$
804,428

December 31, 2022
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
Other intangible assets

Gross Net
Carrying Accumulated Carrying
(In thousands) Amount Amortization Value
December 31, 2023
Core deposits $
12,810
$
11,315
$
1,495
Other customer relationships
14,286
6,777
7,509
Total other intangible

assets
$
27,096
$
18,092
$
9,004
December 31, 2022
Core deposits $
12,810
$
10,034
$
2,776
Other customer relationships
14,286
4,878
9,408
Total other intangible

assets
$
27,096
$
14,912
$
12,184
During

the

year

ended

December

31,

2023,

the

Corporation

recognized

$
3.2

million

in

amortization

expense

related

to

other
intangible assets with definite useful lives (2022

- $
3.3

million; 2021 - $
9.1

million).

The following

table presents

the estimated

amortization of

the intangible

assets with

definite useful

lives for

each of

the following
periods:

(In thousands)
Year 2024 $
2,938
Year 2025
1,750
Year 2026
1,440
Year 2027
959
Year 2028
959
Later years
958

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
An

impairment of

$
23

million was

recognized by

the Corporation

from the

annual test

as of

July 31,

2023 related

to PEF

due to
lower forecasted

cash flows

and an

increase in

the rate

used to

discount cash

flows.

During 2022

the Corporation

recognized a
goodwill impairment of $
9

million related to PEF,

as a result of

a decrease in the

projected earnings of this

business unit. The PEF
goodwill balance as of December 31, 2023 amounted

to $
17

million (December 31, 2022 - $
40

million).
Furthermore,

as

part

of

the

analyses,

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

December 31, 2023
Balance at Balance at
December 31, Accumulated December 31,
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

Note 16 – Deposits
Total deposits as of the end of the periods presented consisted of:

(In thousands) December 31, 2023 December 31, 2022
Savings accounts $
14,602,411
$
14,746,329
NOW, money market and other interest

bearing demand deposits
25,094,316
23,738,940
Total savings, NOW,

money market and other interest bearing demand

deposits
39,696,727
38,485,269
Certificates of deposit:
Under $250,000
5,443,062
4,235,651
$250,000 and over
3,058,830
2,545,750

Total certificates

of deposit
8,501,892
6,781,401
Total interest bearing

deposits
$
48,198,619
$
45,266,670
Non- interest bearing deposits $
15,419,624
$
15,960,557
Total deposits $
63,618,243
$
61,227,227
A summary of certificates of deposits by maturity at

December 31, 2023 follows:

(In thousands)
2024 $
5,440,688
2025
1,136,539
2026
809,921
2027
391,601
2028
642,747
2029 and thereafter
80,396
Total certificates of

deposit
$
8,501,892
At December 31, 2023, the Corporation had brokered

deposits amounting to $
1.7

billion (December 31, 2022 - $
1.1

billion).
The aggregate amount

of overdrafts in

demand deposit accounts

that were reclassified

to loans

was $
9.1

million at

December 31,
2023 (December 31, 2022 - $
6.3

million).
At December 31, 2023, Puerto Rico public sector deposits amounted to $
18.1

billion. Puerto Rico public sector deposits are interest
bearing accounts.

These public

funds deposits

are indexed

to short-term

market rates

and fluctuate

in cost

with changes

in those
rates, in

accordance with contractual

terms. Public

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
Assets sold under agreements to repurchase amounted

to $
91

million at December 31, 2023 and $
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

December 31, 2023 December 31, 2022
Repurchase liability Repurchase liability
Repurchase

weighted average
Repurchase

weighted average
(Dollars in thousands)

liability
interest rate

liability
interest rate
U.S. Treasury securities

Within 30 days
$
16,931
5.56
% $
410
4.40
%

After 30 to 90 days
18,369
5.60
30,739
3.79

After 90 days
8,292
5.73
17,521
4.39
Total U.S. Treasury

securities
43,592
5.61
48,670
4.01
Mortgage-backed securities

Within 30 days
27,171
5.49
98,984
4.27

After 30 to 90 days
20,394
5.71
791
3.27
Total mortgage-backed

securities
47,565
5.58
99,775
4.26
Collateralized mortgage obligations

Within 30 days
227
5.25
164
4.25
Total collateralized

mortgage obligations
227
5.25
164
4.25
Total $
91,384
5.59
% $
148,609
4.18
%
Repurchase agreements in this portfolio are generally short-term, often overnight.

As such, our risk is very

limited.

We manage the
liquidity risks arising from secured

funding by sourcing funding globally from

a diverse group of counterparties, providing

a range of
securities collateral and pursuing longer durations,

when appropriate.

(Dollars in thousands) 2023 2022
Maximum aggregate balance outstanding at any month-end $
150,692
$
162,450
Average monthly aggregate balance outstanding $
115,808
$
107,305
Weighted average interest rate:
For the year
5.20
%
2.15
%
At December 31
5.68
%
4.23
%
Other short-term borrowings

There were
no

other short-term borrowings at December 31, 2023,

compared to $
365

million in FHLB advances at December 31,
2022.
The following table presents additional information related

to the Corporation’s other short-term borrowings for the years ended December 31, 2023 and December 31, 2022.

(Dollars in thousands) 2023 2022
Maximum aggregate balance outstanding at any month-end $
65,000
$
375,000
Average monthly aggregate balance outstanding $
27,302
$
99,083
Weighted average interest rate:
For the year
4.80
%
3.46
%
At December 31
5.60
%
4.47
%

Notes Payable
The following table presents the composition of notes

payable at December 31, 2023 and December

31, 2022.

(In thousands) December 31, 2023 December 31, 2022
Advances with the FHLB with maturities ranging from
2024

through
2029

paying interest at monthly
fixed rates ranging from
0.41
% to
5.26
%

(2022 -
0.39
% to
3.18
%)
$
394,665
$
389,282
Unsecured senior debt securities maturing on
2028

paying interest
semiannually

at a fixed rate of
7.25
% (2022-
6.125
%), net of debt issuance costs of $
6,063

(2022 - $
891
) [1]
393,937
299,109
Junior subordinated deferrable interest debentures (related to trust preferred securities) maturing on
2034

with fixed interest rates ranging from
6.125
% to
6.564
% (2022 -
6.125
% to
6.564
%), net of debt
issuance costs of $
288

(2022 - $
315
)
198,346
198,319
Total notes payable $
986,948
$
886,710
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
A breakdown of borrowings by contractual maturities

at December 31, 2023 is included in

the table below.

Assets sold under

(In thousands)
agreements to
repurchase
Notes payable Total
2024 $
91,384
$
91,943
$
183,327
2025
-
144,214
144,214
2026
-
74,500
74,500
2028
-
438,288
438,288
Later years
-
238,003
238,003
Total borrowings $
91,384
$
986,948
$
1,078,332
At

December

31,

2023

and

December

31,

2022,

the

Corporation had

FHLB

borrowing

facilities

whereby

the

Corporation could
borrow up to

$
4.2

billion and $
3.3

billion, respectively,

of which $
0.4

billion and $
0.8

billion, respectively,

were used. In

addition, at
December 31, 2023 and

December 31, 2022, the

Corporation had placed $
0.3

billion and $
0.4

billion, respectively,

of the available
FHLB credit

facility as

collateral for

municipal letters

of credit

to secure

deposits. The

FHLB borrowing

facilities are

collateralized
with securities and loans held-in-portfolio, and do

not have restrictive covenants or callable

features.

Also, at

December 31, 2023,

the Corporation has

borrowing facilities at

the discount

window of the

Federal Reserve Bank

of New
York amounting to $
4.4

billion (December 31, 2022 - $
1.4

billion), which remained unused at December 31, 2023

and December 31,
2022.

The facilities are a collateralized source

of credit that is highly reliable even under difficult

market conditions.

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
The following table presents financial data pertaining

to the different trusts at December 31, 2023 and 2022.

(Dollars in thousands) December 31, 2023 and 2022
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
regulatory approval.

At

December

31,

2023,

the

Corporation’s

$
193

million

in

trust

preferred

securities

outstanding

do

not

qualify

for

Tier

1

capital
treatment, but instead qualify for Tier 2 capital treatment compared to $
193

million at December 31, 2022.

Note 19 − Other liabilities
The caption of other liabilities in the consolidated

statements of financial condition consists of the following

major categories:

(In thousands) December 31, 2023 December 31, 2022
Accrued expenses $
337,695
$
337,284
Accrued interest payable
59,102
39,288
Accounts payable
89,339
76,456
Dividends payable
44,741
39,525
Trades payable
31
9,461
Liability for GNMA loans sold with an option to repurchase
10,960
14,271
Reserves for loan indemnifications
4,408
7,520
Reserve for operational losses
27,994
39,266
Operating lease liabilities (Note 33)
126,946
137,290
Finance lease liabilities (Note 33)
25,778
24,737
Pension benefit obligation
6,772
8,290
Postretirement benefit obligation
117,045
118,336
Others
63,816
65,222
Total other liabilities $
914,627
$
916,946

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

December 31, 2023 consisted of:
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

paid on
the 2003

Series A

Preferred Stock

amounted to

$
1.4

million for

the years

ended December

31, 2023,

2022 and

2021.
Outstanding shares of 2003 Series A Preferred Stock amounted to
885,726

at December 31, 2023, 2022 and 2021.
Common stock
Dividends
During

the

year

2023,

cash

dividends

of

$
2.27

(2022

-

$
2.20
;

2021

-

$
1.75
)

per

common

share

outstanding

were

declared
amounting to $
163.7

million (2022 - $
163.7

million; 2021 -

$
142.3

million) of which

$
44.7

million were payable to

stockholders of
common

stock

at

December

31,

2023

(2022

-

$
39.5

million;

2021

-

$
35.9

million).

The

quarterly

dividend

of

$
0.62

per

share
declared to stockholders of record as of the close of business on
December 7, 2023
, was paid on
January 2, 2024
. On February 23,
2024, the Corporation’s Board of Directors approved a quarterly cash dividend of $
0.62

per share on its outstanding common stock,
payable on
April 1, 2024

to stockholders of record at the close of business

on
March 14, 2024
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
3,785,831

shares, the Corporation recognized in
stockholders’ equity approximately $
280

million in treasury stock

and $
70

million as a

reduction in capital surplus.

The Corporation
completed the

transaction on

September 9,

2021 and

received
828,965

additional shares

of

common stock

and

recognized $
61
million in treasury

stock with a

corresponding increase in

capital surplus. In

total, the Corporation

repurchased a total

of
4,614,796
shares at an average price of $
75.8430

under the ASR Agreement.
Statutory reserve
The

Banking

Act

of

the

Commonwealth of

Puerto

Rico

requires that
a minimum of 10% of BPPR’s net income

for

the

year

be
transferred to

a statutory

reserve account

until such

statutory reserve

equals the

total of

paid-in capital

on common

and preferred
stock. Any losses

incurred by a

bank must first

be charged to

retained earnings and then

to the reserve

fund. Amounts credited

to
the

reserve

fund

may

not

be

used

to

pay

dividends

without

the

prior

consent

of

the

Puerto

Rico

Commissioner

of

Financial
Institutions.

The

failure

to

maintain

sufficient

statutory

reserves

would

preclude

BPPR

from

paying

dividends.

BPPR’s

statutory
reserve fund

amounted to $
908

million at

December 31, 2023

(2022 - $
863

million; 2021 -

$
786

million). During

2023, $
45

million
was transferred to the statutory reserve account (2022 - $
77

million, 2021 - $
78

million). BPPR was in compliance with the statutory
reserve requirement in 2023, 2022 and 2021.

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

2023

and

2022,

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

2023,
the Corporation has $
9

million in PPP loans and
no

loans were pledged as collateral for PPPL

Facilities.
At December 31, 2023 and 2022, BPPR and

PB were well-capitalized under the regulatory

framework for prompt corrective action.

The following

tables present

the Corporation’s

risk-based capital

and leverage

ratios at

December 31,

2023 and

2022 under

the
Basel III regulatory guidance.

Actual

Capital adequacy minimum
requirement (including
conservation capital buffer) [1]
(Dollars in thousands)
Amount

Ratio Amount Ratio
2023
Total Capital (to Risk-Weighted

Assets):
Corporation $
6,733,964
18.13
% $
3,900,365
10.50
%
BPPR
4,811,675
18.15
2,782,976
10.50
PB
1,491,549
14.38
1,088,754
10.50
Common Equity Tier I Capital (to Risk-Weighted

Assets):
Corporation $
6,053,315
16.30
% $
2,600,243
7.00
%
BPPR
4,478,033
16.90
1,855,317
7.00
PB
1,426,037
13.75
725,836
7.00
Tier I Capital (to Risk-Weighted Assets):
Corporation $
6,075,458
16.36
% $
3,157,438
8.50
%
BPPR
4,478,033
16.90
2,252,885
8.50
PB
1,426,037
13.75
881,372
8.50
Tier I Capital (to Average Assets):
Corporation

$
6,075,458
8.51
% $
2,854,127
4.00
%

BPPR
4,478,033
7.64
2,343,174
4.00
PB
1,426,037
11.23
507,942
4.00
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

2023 2022
(Dollars in thousands)
Amount

Ratio

Amount

Ratio
Total Capital (to Risk-Weighted

Assets):
BPPR $
2,650,453
10
% $
2,476,068
10
%
PB
1,036,909
10
938,581
10
Common Equity Tier I Capital (to Risk-Weighted

Assets):
BPPR $
1,722,795
6.5
% $
1,609,444
6.5
%
PB
673,991
6.5
610,078
6.5
Tier I Capital (to Risk-Weighted Assets):
BPPR $
2,120,363
8
% $
1,980,855
8
%
PB
829,527
8
750,865
8
Tier I Capital (to Average Assets):
BPPR $
2,928,968
5
% $
2,979,348
5
%
PB
634,927
5
533,540
5

Note 22 – Other comprehensive income (loss)

The

following

table

presents

changes

in

accumulated

other

comprehensive

income

(loss)

by

component

for

the

years

ended
December 31, 2023 , 2022 and 2021.

Changes in Accumulated Other Comprehensive (Loss) Income

by Component [1]
Years ended December

31,
(In thousands) 2023 2022 2021
Foreign currency translation Beginning Balance $
(56,735)
$
(67,307)
$
(71,254)
Other comprehensive (loss) income
(7,793)
10,572
3,947
Net change
(7,793)
10,572
3,947
Ending balance $
(64,528)
$
(56,735)
$
(67,307)
Adjustment of pension and
postretirement benefit plans Beginning Balance $
(144,335)
$
(158,994)
$
(195,056)
Other comprehensive income (loss) before reclassifications
14,408
4,882
23,094
Amounts reclassified from accumulated other comprehensive loss for
amortization of net losses
12,034
9,777
12,968
Net change
26,442
14,659
36,062
Ending balance $
(117,893)
$
(144,335)
$
(158,994)
Unrealized net holding
(losses) gains on debt
securities Beginning Balance $
(2,323,903)
$
(96,120)
$
460,900
Other comprehensive income (loss) before reclassifications
472,487
(2,261,097)
(557,002)
Amounts reclassified from accumulated other comprehensive

(loss)
income for gains on securities
-
-
(18)
Amounts reclassified from accumulated other comprehensive

(loss)
income for amortization of net unrealized losses of debt securities transferred from available-for-sale to held-to-maturity
138,306
33,314
-
Net change
610,793
(2,227,783)
(557,020)
Ending balance $
(1,713,110)
$
(2,323,903)
$
(96,120)
Unrealized net gains (losses)
on cash flow hedges Beginning Balance $
45
$
(2,648)
$
(4,599)
Other comprehensive (loss) income before reclassifications
(19)
3,107
367
Amounts reclassified from accumulated other comprehensive income
(loss)
(26)
(414)
1,584
Net change
(45)
2,693
1,951
Ending balance $
-
$
45
$
(2,648)
Total

$
(1,895,531)
$
(2,524,928)
$
(325,069)
[1] All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the years ended December 31, 2023, 2022, and

2021.

Reclassifications Out of Accumulated Other Comprehensive

(Loss) Income
Affected Line Item in the

Years ended December

31,
(In thousands) Consolidated Statements of Operations 2023 2022 2021
Adjustment of pension and postretirement benefit plans
Amortization of net losses Other operating expenses $
(19,253)
$
(15,644)
$
(20,749)
Total before tax
(19,253)
(15,644)
(20,749)
Income tax benefit
7,219
5,867
7,781
Total net of tax $
(12,034)
$
(9,777)
$
(12,968)
Unrealized net holding (losses) gains on debt securities
Realized gain on sale of debt securities Net gain (loss) on sale of debt securities $
-
$
-
$
23
Amortization of unrealized net losses of debt
securities transferred to held-to-maturity
Investment securities [1]
(172,883)
(41,642)
-
Total before tax
(172,883)
(41,642)
23
Income tax benefit (expense)
34,577
8,328
(5)
Total net of tax $
(138,306)
$
(33,314)
$
18
Unrealized net gains (losses) losses on cash flow
hedges
Forward contracts Mortgage banking activities $
41
$
1,458
$
(704)
Interest rate swaps Other operating income
-
(498)
(1,143)
Total before tax
41
960
(1,847)
Income tax (expense) benefit
(15)
(546)
263
Total net of tax $
26
$
414
$
(1,584)
Total reclassification

adjustments, net of tax
$
(150,314)
$
(42,677)
$
(14,534)
[1]

In October 2022, the Corporation transferred U.S. Treasury

securities with a fair value of $
6.5

billion (par value of $
7.4

billion) from its available-for-
sale portfolio to its held-to-maturity portfolio. Refer to Note 6 to the Consolidated Financial Statements for additional

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

2023 and 2022,

shown in Note

24 to the

Consolidated Financial Statements,
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

2023, the

Corporation serviced

$
561

million

(December 31,

2022

- $
640

million) in

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
During 2023,

the Corporation

repurchased approximately

$
2

million of

unpaid principal

balance in

mortgage loans

subject to

the
credit recourse

provisions (2022

- $
7

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
4

million (December

31,

2022 -

$
7

million).
The following

table shows

the changes

in the

Corporation’s liability

of
estimated losses from

these credit recourses agreements,

included in the

consolidated statements of financial

condition during the
years ended December 31, 2023 and 2022.

Years ended
December 31,
(In thousands) 2023 2022
Balance as of beginning of period $
6,897
$
11,800
Provision (benefit) for recourse liability
(1,989)
(1,715)
Net charge-offs
(698)
(3,188)
Balance as of end of period $
4,211
$
6,897

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

private investors, or are
sold directly

to FNMA

for cash.

As required

under the

government agency

programs, quality

review procedures

are performed

by
the Corporation to

ensure that asset

guideline qualifications are met.

To

the extent the

loans do not

meet specified characteristics,
the

Corporation may

be required

to

repurchase such

loans or

indemnify for

losses and

bear any

subsequent loss

related to

the
loans. The

amount purchased

under representation

and warranty

arrangements during

the years

ended December

31, 2023

and

December 31, 2022 was not considered material

for the Corporation.
From

time

to

time, the

Corporation sells

loans and

agrees to

indemnify the

purchaser for

credit

losses

or

any

breach

of

certain
representations and warranties made in connection

with the sale.
Servicing agreements

relating to

the mortgage-backed

securities

programs of

FNMA and

GNMA, and

to

mortgage loans

sold

or
serviced to

certain other

investors, including

FHLMC, require

the Corporation

to

advance funds

to make

scheduled payments

of
principal, interest, taxes

and insurance,

if such

payments have not

been received

from the

borrowers. At

December 31,

2023, the
Corporation serviced $
9.9

billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31,
2022

-

$
11.1

billion).

The

Corporation

generally

recovers

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
49

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

$
94

million at both December 31,

2023 and December 31, 2022, respectively.
In addition, at both December 31, 2023 and December 31, 2022, PIHC fully and unconditionally guaranteed on a subordinated basis
$
193

million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable

guarantee

agreement.

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
Financial instruments with

off-balance sheet credit

risk, whose contract

amounts represent potential credit

risk as of

the end of

the
periods presented were as follows:

(In thousands) December 31, 2023 December 31, 2022
Commitments to extend credit:
Credit card lines $
6,108,939
$
5,853,990
Commercial lines of credit
3,626,269
3,523,930
Construction lines of credit
1,287,679
901,895
Other consumer unused credit commitments

256,610
250,271
Commercial letters of credit
1,404
3,351
Standby letters of credit
80,889
27,868
Commitments to originate or fund mortgage loans
32,968
45,170
At December 31, 2023 and December 31, 2022, the Corporation maintained a reserve of approximately $
17

million and $
8.8

million,
respectively, for potential losses associated with unfunded loan commitments related to commercial

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

to the Consolidated
Financial Statements.

Puerto

Rico

has

faced

significant

fiscal

and

economic

challenges

for

over

a

decade.

In

response

to

such

challenges,

the

U.S.
Congress enacted the

Puerto Rico Oversight

Management and Economic Stability

Act (“PROMESA”) in

2016, which, among

other
things,

established

the

Oversight

Board

and

a

framework

for

the

restructuring

of

the

debts

of

the

Commonwealth,

its
instrumentalities and

municipalities.

The

Commonwealth and

several

of

its

instrumentalities have

commenced

debt

restructuring
proceedings under

PROMESA. As

of the

date of

this report,

while municipalities

have been

designated as

covered entities

under
PROMESA,

no

municipality

has

commenced,

or

has

been

authorized

by

the

Oversight

Board

to

commence,

any

such

debt
restructuring proceeding under PROMESA.
At December 31, 2023, the Corporation’s direct exposure to the

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

at December

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

San Juan, Guaynabo, Carolina and Caguas.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government
according to their maturities as of December 31, 2023:

(In thousands)
Investment
Portfolio Loans Total Outstanding Total Exposure
Central Government
After 1 to 5 years
$
10
$
-
$
10
$
10
After 5 to 10 years
1
-
1
1
After 10 years
44
-
44
44
Total Central

Government
55
-
55
55
Municipalities
Within 1 year
4,820
13,218
18,038
47,038
After 1 to 5 years
13,155
141,519
154,674
154,674
After 5 to 10 years
845
112,169
113,014
113,014
After 10 years
-
46,823
46,823
46,823
Total Municipalities
18,820
313,729
332,549
361,549
Total Direct Government

Exposure
$
18,875
$
313,729
$
332,604
$
361,604
In

addition,

at

December

31,

2023,

the

Corporation

had

$
238

million

in

loans

insured

or

securities

issued

by

Puerto

Rico
governmental entities

but for

which the

principal source

of repayment

is non-governmental

($
251

million at

December 31,

2022).
These

included

$
191

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
1.9

billion of

residential mortgages,

$
9.2

million of

Small Business

Administration (“SBA”)

loans under

the Paycheck
Protection Program (“PPP”) and

$
80

million commercial loans were

insured or guaranteed

by the U.S.

Government or its agencies
at December 31, 2023 (compared to

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

At December 31, 2023, the Corporation has operations

in the British Virgin Islands (“BVI”), which islands were negatively affected by
the

COVID-19

pandemic,

particularly

due

to

a

reduction

in

the

tourism

activity

which

accounts

for

a

significant

portion

of

their
economy. Although the

Corporation has no significant exposure to

a single borrower in the

BVI, it has a

loan portfolio amounting to

approximately

$
205

million

comprised

of

various

retail

and

commercial

clients,

compared

to

a

loan

portfolio

of

$
214

million

at
December 31, 2022.
FDIC Special Assessment

On

November

16,

2023,

the

Federal

Deposit

Insurance

Corporation

(“FDIC”)

approved

a

final

rule

that

imposes

a

special
assessment (the “FDIC

Special Assessment”) to

recover the losses

to the deposit

insurance fund (“DIF”)

resulting from the

FDIC’s
use,

in

March

2023,

of

the

systemic

risk

exception

to

the

least-cost resolution

test

under

the

Federal

Deposit

Insurance

Act

in
connection with the receiverships of several failed banks.
Under the final rule, the assessment base for

the special assessment is equal to an insured depository institution’s

(“IDI”) estimated
uninsured deposits,

as reported

in the

IDI’s

December 31,

2022 Call

Report, excluding

the first

$
5

billion in

estimated uninsured
deposits. For a holding company that has more than one IDI subsidiary, such as Popular, the $
5

billion exclusion is allocated among
the company’s IDI

subsidiaries in proportion to

each IDI’s estimated

uninsured deposits. The special

assessments will be collected
at an annual

rate of approximately
13.4

basis points per year

(
3.35

basis points per quarter)

over eight quarters

in 2024 and

2025,
with

the

first

assessment

period

beginning

January

1,

2024.

In

their

December

31,

2022

Call

Reports,

BPPR

and

PB

reported
estimated uninsured deposits of

approximately $
28.1

billion, including $
16.2

billion in fully

collateralized public sector deposits,

and
$
3.5

billion, respectively.

The Corporation

recorded an

expense of

$
71.4

million, $
45.3

million net

of tax,

in the

fourth quarter

of
2023, representing the full amount of the assessment.
By statute, the FDIC is required to recover the loss

arising from the use of a systemic risk determination

through one or more special
assessments. As of

December 31, 2023,

the FDIC’s

loss estimate described

in the

final rule

had increased by

approximately $
4.1
billion to $
20.4

billion, or approximately
25
%.

The exact amount of losses will

be determined when the FDIC terminates the

related
receiverships considered

in the

final rule.

Accordingly,

the special

assessment amount

and collection

period may

change as

the
estimated

loss

is

periodically

adjusted

or

if

the

total

amount

collected

varies.

If

the most recent

increase

in

the

FDIC’s
estimate remains unchanged and is assessed

in the same manner,

the Corporation estimates that

the incremental expense for

the
FDIC Special Assessment could be approximately

$
18

million.

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
16.3

million as
of

December

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

and Banco

Popular de
Puerto

Rico

(“BPPR”). In

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
On

September

8,

2023,

the

Court

held

a

hearing

to

consider

the

final

approval

of

the

class

settlement

agreement

and,

on
September 29, 2023, the Court issued an Opinion and Order granting final approval to the settlement agreement. On December 19,
2023, the Court

issued an Order staying

all deadlines in the

settlement agreement regarding payment

of benefit until further

notice
after

the

parties

informed

the

Court

that

the

settlement

administrator

had

mistakenly

failed

to

send

the

settlement

notice

to
approximately 3,000 class members. The parties expect

to file a supplemental notice plan for court approval

by February 29, 2024.
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

The Court of

Appeals held an

oral argument on

December 4, 2023.

On January 10,

2024, the Court of

Appeals entered judgment
affirming

the

trial

court’s

decision

denying

PB’s

Motion

to

Compel

Arbitration.

The

formal

mandate

of

the

Court

of

Appeals
remanding the case to

the lower court was

issued on January 31,

2024. PB expects to

file a responsive allegation

to the complaint
on or before March 16, 2024.

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

31, 2023.

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

2023

and

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

The following

table presents

the carrying

amount and

classification of

the assets

related to

the Corporation’s

variable interests

in
non-consolidated VIEs

and the

maximum exposure

to loss

as a

result of

the Corporation’s

involvement as

servicer of

GNMA and
FNMA loans at December 31, 2023 and 2022.

(In thousands) 2023 2022
Assets
Servicing assets:
Mortgage servicing rights $
92,999
$
99,614
Total servicing

assets

$
92,999
$
99,614
Other assets:
Servicing advances $
6,291
$
6,157
Total other assets $
6,291
$
6,157
Total assets $
99,290
$
105,771
Maximum exposure to loss $
99,290
$
105,771
The size of

the non-consolidated VIEs,

in which the

Corporation has a

variable interest in

the form

of servicing fees,

measured as
the total unpaid principal balance of the loans,

amounted to $
7.2

billion at December 31, 2023 (December

31, 2022 - $
7.7

billion).
The Corporation

determined that

the maximum

exposure to

loss includes

the fair

value of

the MSRs

and the

assumption that

the
servicing advances

at December 31,

2023 and

2022 will

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

2023.

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

2023, inclusion of

the credit risk

in the

fair value of

the derivatives resulted

in a

gain of

$
0.4

million from the
Corporation’s credit standing adjustment.

During the years ended December 31,

2022 and 2021, the Corporation recognized a

loss
of $
0.5

million and a loss of $
0.3

million, respectively, from the Corporation’s credit standing adjustment.
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

collateral.

Financial

instruments

designated as

cash

flow

hedges

or

non-hedging derivatives

outstanding at

December 31,

2023

and

2022
were as follows:

Notional amount Derivative assets
Derivative liabilities

Statement of Fair value at Statement of Fair value at
At December 31, condition December 31, condition December 31,
(In thousands) 2023 2022 classification 2023 2022 classification 2023 2022
Derivatives designated as

hedging instruments:
Forward contracts $
-
$
15,100
Other assets $
-
$
93
Other liabilities

$
-
$
22
Total derivatives designated

as hedging instruments
$
-
$
15,100
$
-
$
93
$
-
$
22
Derivatives not designated

as hedging instruments:
Forward contracts $
14,930
$
-
- $
-
$
-
Other liabilities $
138
$
-
Interest rate caps
528,125
150,000
Other assets
2,195
1,045
Other liabilities
2,213
1,045
Indexed options on deposits

89,730
85,414
Other assets
22,224
18,091
- - -
Bifurcated embedded options
82,118
78,972
- - -
Interest
bearing
deposits
18,752
15,933
Total derivatives not

designated as

hedging instruments
$
714,903
$
314,386
$
24,419
$
19,136
$
21,103
$
16,978
Total derivative assets

and liabilities

$
714,903
$
329,486
$
24,419
$
19,229
$
21,103
$
17,000
Cash Flow Hedges
The Corporation

utilizes forward

contracts to

hedge the

sale

of mortgage-backed

securities with

duration terms

over one

month.
Interest rate forwards are contracts for the delayed delivery of securities,

which the seller agrees to deliver on a specified future date at

a specified

price or

yield.

These forward

contracts are

hedging a

forecasted transaction

and thus

qualify for

cash flow

hedge
accounting.

Changes

in

the

fair

value

of

these

forward

contracts

designated

as

cash

flow

hedges

are

recorded

in

other
comprehensive income (loss).
Effective on

January 1,

2023, the

Corporation discontinued

the hedge

accounting treatment

of certain

forward contracts

for which
the

changes

in

fair

value

were

recorded,

net

of

taxes,

in

accumulated

other

comprehensive

income

(loss)

and

subsequently
reclassified to net

income (loss) in

the same

period that the

hedged transaction impacted

earnings. As a

result of this

change, the
changes in the

fair value of

these forward contracts are

being recorded through net

income. At December 31,

2023, there were

no
derivatives designated as cash flow hedges.

For cash flow hedges, net gains (losses) on derivative

contracts that are reclassified from accumulated other

comprehensive income
(loss) to current period earnings are included in the line item in which the hedged item is recorded and during

the period in which the
forecasted transaction impacts earnings, as presented

in the tables below.

Year ended December

31, 2023
(In thousands)
Amount of net gain (loss)
recognized in OCI on
derivatives (effective
portion)
Classification in the statement of
operations of the net gain (loss)
reclassified from AOCI into income
(effective portion and ineffective
portion)
Amount of net gain
(loss) reclassified from
AOCI into income
(effective portion)
Amount of net gain
(loss) recognized in
income on derivatives
(ineffective portion)
Forward contracts $
(30)
Mortgage banking activities
$
41
$
-
Total $
(30)
$
41
$
-

Year ended December

31, 2022
(In thousands)
Amount of net gain (loss)
recognized in OCI on
derivatives (effective
portion)
Classification in the statement of
operations of the net gain (loss)
reclassified from AOCI into income
(effective portion and ineffective
portion)
Amount of net gain
(loss) reclassified from
AOCI into income
(effective portion)
Amount of net gain
(loss) recognized in
income on derivatives
(ineffective portion)
Forward contracts $
1,636
Mortgage banking activities
$
1,458
$
-
Total $
1,636
$
1,458
$
-

Year ended December

31, 2021
(In thousands)
Amount of net gain (loss)
recognized in OCI on
derivatives (effective
portion)
Classification in the statement of
operations of the net gain (loss)
reclassified from AOCI into income
(effective portion and ineffective
portion)
Amount of net gain
(loss) reclassified from
AOCI into income
(effective portion)
Amount of net gain
(loss) recognized in
income on derivatives
(ineffective portion)
Forward contracts $
456
Mortgage banking activities
$
(704)
$
-
Total $
456
$
(704)
$
-
Fair Value Hedges
At December 31, 2023 and 2022, there were
no

derivatives designated as fair value hedges.
Non-Hedging Activities
For the year ended December 31, 2023, the Corporation recognized a gain of $
1.5

million (2022 –gain of $
7.7

million; 2021 – gain
of $
2.3

million) related to its non-hedging derivatives, as

detailed in the table below.

Amount of Net Gain (Loss) Recognized in Income on Derivatives
Year ended

Year ended

Year ended

Classification of Net Gain (Loss) December 31, December 31, December 31,
(In thousands) Recognized in Income on Derivatives 2023 2022 2021
Forward contracts Mortgage banking activities $
655
$
8,094
$
2,027
Interest rate caps Other operating income
(18)
-
-
Indexed options on deposits Interest expense
6,201
(5,290)
6,824
Bifurcated embedded options

Interest expense
(5,326)
4,942
(6,538)
Total

$
1,512
$
7,746
$
2,313
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
11,090
Payments
(15,402)
Other changes, including existing loans to new related parties
27,070
Balance at December 31, 2022 $
125,337
New loans
23,381
Payments
(9,731)
Other changes, including existing loans to new related parties
7,030
Balance at December 31, 2023 $
146,017
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

On April

2022,
one of

these interim

extensions decreased the

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
Related Party Policy. The aggregate outstanding balance on the loans as of December 31, 2023 was approximately

$
28.5

million, of
which

approximately

$
15.0

million

corresponded

to

Notes

A

and

$
13.5

million

to

Notes

B.

During

2023,

the

borrower

paid
approximately $
0.8

million and $
0.8

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

is the

owner of

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
36.0

million principal balance of the loan

at an interest rate of
4.50
%, a maturity
date of December

2026 and a
20
-year amortization schedule. Payments

of principal and

interest of approximately

$
1.2

million and
$
1.5

million,

respectively,

were

made

during

2023.

As

of

December

31,

2023,

the

outstanding

balance

of

the

loan

was
approximately $
32.4

million. The borrower is current on its payments.

At December 31,

2023, the Corporation’s

banking subsidiaries held deposits

from related parties

amounting to approximately $
655
million (2022 - $
628

million).

From

time

to

time,

the

Corporation,

in

the

ordinary

course

of

business,

obtains

services

from

related

parties

that

have

some
association with the

Corporation. Management believes the

terms of such

arrangements are consistent with

arrangements entered
into with independent third parties.

For

the

year

ended

December

31,

2023,

the

Corporation made

contributions

of

approximately

$
2.6

million

to

Fundación

Banco
Popular and

Popular Bank

Foundation, which

are not-for-profit

corporations dedicated

to philanthropic

work (2022

- $
4.8

million).
The Corporation also provided

human and operational resources to

support the activities of

the Fundación Banco Popular

which in
2023 amounted to approximately $
1.4

million (2022- $
1.5

million).

Related party transactions with Evertec,

as an affiliate
Until

August

15,

2022,

the

Corporation

had

an

investment

in

Evertec,

Inc.

(“Evertec”)

which

provides

various

processing

and
information

technology services

to

the

Corporation and

its

subsidiaries

and

gave

BPPR

access to

the

ATH

network owned

and
operated

by

Evertec.

This

investment

was

accounted

for

under

the

equity

method.

The

Corporation

recorded

$
1.5

million

in
dividends from its investment in Evertec during

the year ended December 31, 2022.
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

its remaining shares of common

stock of Evertec, together with

the aforementioned business acquisition (the
“Evertec Transactions”.

As a

result, the

Corporation discontinued accounting

for its

proportionate share of

Evertec’s income

(loss)
and changes in stockholder’s equity under the equity method of accounting in the third quarter of 2022. The Corporation recorded a
pre-tax gain of $
257.7

million considering the initial exchange of

Evertec shares as well as the sale of

the remaining shares.
The following

table presents

the Corporation’s

proportionate share

of Evertec’s

income (loss)

and changes

in stockholders’

equity
for the years ended December 31, 2022 and 2021.

Year ended December

31,
(In thousands) 2022 2021
Share of Evertec income and Gain from the Evertec
Transactions and related accounting adjustments

[1]
$
269,539
$
26,096
Share of other changes in Evertec's stockholders' equity
3,168
53
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

December 31, 2022

and 2021. Items

that represent expenses

to
the Corporation are presented with parenthesis.

Years ended December

31,
(In thousands) 2022 [1] 2021 Category
Interest expense on deposits $
(267)
$
(388)
Interest expense
ATH and credit cards interchange

income from services to Evertec
13,955
27,384
Other service fees
Rental income charged to Evertec
3,258
6,593
Net occupancy
Fees on services provided by Evertec
(128,681)
(245,945)
Professional fees
Other services provided to Evertec
420
740
Other operating expenses
Total $
(111,315)
$
(211,616)
[1] Includes activity through June 30, 2022.

Centro Financiero BHD, S.A.
At December

31, 2023,

the Corporation

had a
15.84
% equity

interest in

Centro Financiero

BHD, S.A.

(“BHD”), one

of the

largest
banking

and

financial

services

groups

in

the

Dominican

Republic.

During

the

year

ended

December

31,

2023,

the

Corporation
recorded

$
40.1

million

in

equity

pickup

from

its

investment

in

BHD

(December

31,

2022

-

$
31.2

million),

which

had

a

carrying
amount of

$
225.9

million at

December 31,

2023 (December

31, 2022

- $
199.8

million). The

Corporation received

$
14.1

million in
cash dividend distributions and $
2.1

million in stock dividends during the year ended December 31, 2023 from its investment in BHD
(December 31, 2022 - $
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

December

31,

2023

administrative

fees

charged

to

these

investment

companies

amounted

to

$
2.3

million
(December 31, 2022 -
2.5

million) and waived fees amounted to $
0.9

million (December 31, 2022 - $
0.9

million), for a net fee of $
1.4
million (December 31, 2022 - $
1.6

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
Fair Value on a Recurring and Nonrecurring Basis
The following fair value hierarchy tables

present information about the Corporation’s assets

and liabilities measured at fair value

on
a recurring basis at December 31, 2023 and

2022:

At December 31, 2023
(In thousands) Level 1 Level 2 Level 3 Measured at NAV Total
RECURRING FAIR VALUE

MEASUREMENTS
Assets

Debt securities available-for-sale:
U.S. Treasury securities $
3,936,036
$
6,811,025
$
-
$
-
$
10,747,061
Collateralized mortgage obligations - federal
agencies
-
134,686
-
-
134,686
Mortgage-backed securities
-
5,844,180
606
-
5,844,786
Other
-
11
2,500
-
2,511
Total debt securities

available-for-sale
$
3,936,036
$
12,789,902
$
3,106
$
-
$
16,729,044
Trading account debt securities, excluding
derivatives:
U.S. Treasury securities $
16,859
$
-
$
-
$
-
$
16,859
Obligations of Puerto Rico, States and political
subdivisions
-
71
-
-
71
Collateralized mortgage obligations
-
93
5
-
98
Mortgage-backed securities
-
14,261
112
-
14,373
Other
-
-
167
-
167
Total trading account

debt securities, excluding
derivatives $
16,859
$
14,425
$
284
$
-
$
31,568
Equity securities $
-
$
37,965
$
-
$
310
$
38,275
Mortgage servicing rights
-
-
118,109
-
118,109
Loans held-for-sale
-
3,239
-
-
3,239
Derivatives

-
24,419
-
-
24,419
Total assets measured

at fair value on a
recurring basis $
3,952,895
$
12,869,950
$
121,499
$
310
$
16,944,654
Liabilities
Derivatives $
-
$
(21,103)
$
-
$
-
$
(21,103)
Total liabilities measured

at fair value on a
recurring basis $
-
$
(21,103)
$
-
$
-
$
(21,103)

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
-
$
13,069
Obligations of Puerto Rico, States and political
subdivisions
-
64
-
-
64
Collateralized mortgage obligations
-
47
113
-
160
Mortgage-backed securities
-
14,008
215
-
14,223
Other
-
-
207
-
207
Total trading account

debt securities, excluding
derivatives $
13,069
$
14,119
$
535
$
-
$
27,723
Equity securities $
-
$
29,302
$
-
$
330
$
29,632
Mortgage servicing rights
-
-
128,350
-
128,350
Derivatives

-
19,229
-
-
19,229
Total assets measured

at fair value on a
recurring basis $
1,921,658
$
15,956,724
$
130,596
$
330
$
18,009,308
Liabilities

Derivatives $
-
$
(17,000)
$
-
$
-
$
(17,000)
Total liabilities measured

at fair value on a
recurring basis $
-
$
(17,000)
$
-
$
-
$
(17,000)
Beginning in the first quarter of 2023, the Corporation has elected the fair value option for newly originated mortgage loans held-for-
sale. This

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
The

following

table summarizes

the difference

between the

aggregate fair

value

and the

aggregate unpaid

principal

balance

for
mortgage loans originated as held-for-sale measured

at fair value as of December 31,2023.

(In thousands) December 31, 2023
Aggregate Unpaid
Fair Value Principal Balance Difference
Loans held for sale $
3,239
$
3,202
$
37
No

loans held-for-sale were 90 or more days past

due or on nonaccrual status as of December 31,2023.
For the year ended

December 31,2023, changes in the

fair value of mortgage

loans held-for-sale for which the

Corporation elected
the fair value option, were not considered material.
The fair value information included in the following

tables is not as of period end, but as

of the date that the fair value measurement
was recorded during the years ended December 31, 2023,

2022 and 2021

and excludes nonrecurring fair value measurements

of
assets no longer outstanding

as of the reporting date.

Year ended December

31, 2023
(In thousands) Level 1 Level 2 Level 3 Total
NONRECURRING FAIR VALUE

MEASUREMENTS
Assets

Write-downs
Loans [1] $
-
$
-
$
10,091
$
10,091
$
(3,157)
Other real estate owned [2]
-
-
6,560
6,560
(1,516)
Other foreclosed assets [2]
-
-
102
102
(28)
Total assets measured

at fair value on a nonrecurring basis
$
-
$
-
$
16,753
$
16,753
$
(4,701)
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

The following tables present the changes in Level

3 assets and liabilities measured at fair

value on a recurring basis for the years
ended December 31, 2023, 2022, and 2021.

Year ended December

31, 2023
MBS Other
classified classified CMOs
MBS

Other
as debt as debt classified classified securities
securities securities as trading as trading classified as Mortgage available- available- account debt account debt trading account servicing Total Contingent Total
(In thousands) for-sale for-sale securities securities debt securities rights assets Consideration liabilities
Balance at January 1,

2023
$
711
$
1,000
$
113
$
215
$
207
$
128,350
$
130,596
$
-
$
-
Gains (losses) included in
earnings
-
-
-
(2)
(40)
(11,589)
(11,631)
-
-
Gains (losses) included in OCI
(5)
-
-
-
-
-
(5)
-
-
Additions
-
1,500
4
-
-
2,097
3,601
-
-
Sales
-
-
-
-
-
(1,269)
(1,269)
-
-
Settlements
(100)
-
(112)
(101)
-
520
207
-
-
Balance at December 31, 2023 $
606
$
2,500
$
5
$
112
$
167
$
118,109
$
121,499
$
-
$
-
Changes in unrealized gains
(losses) included in earnings
relating to assets still held at
December 31, 2023 $
-
$
-
$
-
$
(1)
$
18
$
(529)
$
(512)
$
-
$
-

Year ended December

31, 2022
MBS Other Other
classified classified CMOs
MBS

securities
as debt as debt classified classified classified
securities securities as trading as trading as trading Mortgage available- available- account debt account debt
account debt

servicing Total Contingent Total
(In thousands) for-sale for-sale securities securities securities rights assets Consideration liabilities
Balance at January 1, 2022 $
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
2021 $
-
$
(1)
$
(45)
$
6,410
$
6,364
$
-
$
-

Gains and losses (realized and

unrealized) included in earnings for the

years ended December 31, 2023,

2022, and 2021 for Level
3 assets and liabilities included in the previous

tables are reported in the consolidated statement

of operations as follows:

2023 2022 2021
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
(11,589)
$
(529)
$
166
$
11,964
$
(10,216)
$
6,410
Trading account (loss) profit

(42)
17
(71)
(21)
(102)
(46)
Other operating income
-
-
9,241
-
-
-
Total

$
(11,631)
$
(512)
$
9,336
$
11,943
$
(10,318)
$
6,364
The following

tables include

quantitative information

about significant

unobservable inputs

used to

derive the

fair value

of Level

3
instruments, excluding those instruments

for which the

unobservable inputs were not

developed by the

Corporation such as

prices
of prior transactions and/or unadjusted third-party pricing

sources at December 31, 2023 and 2022.

Fair value at

December 31,
(In thousands) 2023 Valuation technique Unobservable inputs Weighted average (range) [1]
CMO's - trading $
5
Discounted cash flow model Weighted average life
0.2

years (
0.1

-
0.2

years)
Yield
4.9
%
Prepayment speed
14.5
%
Other - trading $
167
Discounted cash flow model Weighted average life
2.3

years
Yield
12.0%
Prepayment speed
10.8%
Loans held-in-portfolio $
10,023
[2]
External appraisal Haircut applied on
external appraisals
6.9
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
5
.0% -
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
These collateral dependent loans are classified as Level

3.

Loans measured at fair value or measured at

the lower of cost or market
Loans

held-for-sale measured

at fair

value

or measured

at the

lower of

cost

or market

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

December 31, 2023
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Assets:
Cash and due from banks $
420,462
$
420,462
$
-
$
-
$
-
$
420,462
Money market investments
6,998,871
6,991,758
7,113
-
-
6,998,871
Trading account debt securities, excluding

derivatives
[1]
31,568
16,859
14,425
284
-
31,568
Debt securities available-for-sale [1]
16,729,044
3,936,036
12,789,902
3,106
-
16,729,044
Debt securities held-to-maturity:
U.S. Treasury securities $
8,121,411
$
-
$
8,092,339
$
-
$
-
$
8,092,339
Obligations of Puerto Rico, States and political
subdivisions
59,628
-
7,007
52,671
-
59,678
Collateralized mortgage obligation-federal agency
1,556
-
1,395
13
-
1,408
Securities in wholly owned statutory business trusts
5,960
-
5,960
-
-
5,960
Total debt securities

held-to-maturity
$
8,188,555
$
-
$
8,106,701
$
52,684
$
-
$
8,159,385
Equity securities:
FHLB stock $
49,549
$
-
$
49,549
$
-
$
-
$
49,549
FRB stock
98,948
-
98,948
-
-
98,948
Other investments
45,229
-
37,965
7,869
310
46,144
Total equity securities $
193,726
$
-
$
186,462
$
7,869
$
310
$
194,641
Loans held-for-sale $
4,301
$
-
$
4,328
$
-
$
-
$
4,328
Loans held-in-portfolio
34,335,630
-
-
33,376,255
-
33,376,255
Mortgage servicing rights
118,109
-
-
118,109
-
118,109
Derivatives
24,419
-
24,419
-
-
24,419
December 31, 2023
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Liabilities:
Deposits:
Demand deposits $
55,116,351
$
-
$
55,116,351
$
-
$
-
$
55,116,351
Time deposits
8,501,892
-
8,154,823
-
-
8,154,823
Total deposits $
63,618,243
$
-
$
63,271,174
$
-
$
-
$
63,271,174
Assets sold under agreements to repurchase $
91,384
$
-
$
91,386
$
-
$
-
$
91,386
Notes payable:
FHLB advances $
394,665
$
-
$
377,851
$
-
$
-
$
377,851
Unsecured senior debt securities
393,937
-
400,848
-
-
400,848
Junior subordinated deferrable interest debentures
(related to trust preferred securities)
198,346
-
180,076
-
-
180,076
Total notes payable $
986,948
$
-
$
958,775
$
-
$
-
$
958,775
Derivatives $
21,103
$
-
$
21,103
$
-
$
-
$
21,103
[1]
Refer to Note 28 to the Consolidated Financial Statements

for the fair value by class of financial asset and its hierarchy

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

The notional amount of commitments to extend credit at December 31,

2023 and December 31, 2022 is $
10

billion and $
10.5

billion,
respectively,

and represents the

unused portion of

credit facilities

granted to customers.

The notional amount

of letters of

credit at
December 31, 2023 and December 31, 2022 is $
82

million and $
31

million, respectively, and represents the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those

agreements, are not material to Popular’s

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

Pension Plans,

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

2023

and

2022

and

the

approved

asset

allocation
ranges, by asset category, are summarized in the table below.

Minimum allotment Maximum allotment 2023 2022
Equity
0
%
70
%
22
%
27
%
Debt securities
0
%
100
%
74
%
69
%
Popular related securities
0
%
5
%
2
%
2
%
Cash and cash equivalents
0
%
100
%
2
%
2
%

The following table sets

forth by level, within

the fair value hierarchy,

the Pension Plans’ assets at

fair value at December

31, 2023
and 2022. Investments

measured at net

asset value per share

(“NAV”) as

a practical expedient have

not been classified

in the fair
value hierarchy, but are presented in order to permit reconciliation of the plans’ assets.

2023 2022
(In thousands) Level 1 Level 2 Level 3
Measured
at NAV
Total

Level 1 Level 2 Level 3
Measured
at NAV
Total

Obligations of the U.S.
Government, its agencies,
states and political
subdivisions $
-
$
3,711
$
-
$
154,459
$
158,170
$
-
$
8,113
$
-
$
130,397
$
138,510
Corporate bonds and
debentures
-
295,141
-
7,042
302,183
-
268,641
-
6,291
274,932
Equity securities - Common
Stock
34,334
-
-
-
34,334
32,906
-
-
-
32,906
Equity securities - ETF's
42,798
17,173
-
-
59,971
51,836
20,276
-
-
72,112
Foreign commingled trust
funds
-
-
-
51,392
51,392
-
-
-
64,630
64,630
Mutual fund
-
1,610
-
22,642
24,252
-
3,471
-
22,106
25,577
Mortgage-backed securities
-
9,289
-
-
9,289
-
-
-
-
-
Cash and cash equivalents
8,908
-
-
-
8,908
7,637
-
-
-
7,637
Accrued investment income

-
-
3,927
-
3,927
-
-
3,581
-
3,581
Total assets

$
86,040
$
326,924
$
3,927
$
235,535
$
652,426
$
92,379
$
300,501
$
3,581
$
223,424
$
619,885

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
The following table presents the change in Level

3 assets measured at fair value.

(In thousands) 2023 2022
Balance at beginning of year $
3,581
$
4,566
Purchases, sales, issuance and settlements (net)
346
(985)
Balance at end of year $
3,927
$
3,581
There were
no

transfers in

and/or out

of Level

3 for

financial instruments

measured at

fair value

on a

recurring basis

during the
years ended

December 31,

2023 and

2022. There

were
no

transfers in

and/or out

of Level

1 and

Level 2

during the

years ended
December 31, 2023 and 2022.
Information on the shares of common stock held by

the pension plans is provided in the table that

follows.

(In thousands, except number of shares information) 2023 2022
Shares of Popular, Inc. common stock
178,611
171,931
Fair value of shares of Popular, Inc. common

stock
$
14,659
$
11,402
Dividends paid on shares of Popular,

Inc. common stock held by the plan
$
384
$
355
The following table presents the components of net

periodic benefit cost for the years ended

December 31, 2023, 2022 and 2021.

Pension Plans OPEB Plan
(In thousands) 2023 2022 2021 2023 2022 2021
(in thousands)
Service cost $
-
$
-
$
-
$
191
$
485
$
642
Other operating expenses:
Interest cost
31,548
19,199
15,993
6,082
3,931
3,573
Expected return on plan assets
(34,365)
(35,388)
(38,679)
-
-
-
Recognized net actuarial loss
21,465
15,644
18,876
(2,212)
-
1,873
Net periodic cost (benefit) $
18,648
$
(545)
$
(3,810)
$
4,061
$
4,416
$
6,088
Other Adjustments
-
-
-
-
60
-
Total cost (benefit)

$
18,648
$
(545)
$
(3,810)
$
4,061
$
4,476
$
6,088

The following table sets forth the aggregate status of the plans and the amounts recognized in the consolidated financial statements at December 31, 2023 and 2022.

Pension Plans OPEB Plan
(In thousands) 2023 2022 2023 2022
Change in benefit obligation:
Benefit obligation at beginning of year $
628,175
$
851,471
$
118,336
$
159,958
Service cost

-
-
191
485
Interest cost

31,548
19,199
6,082
3,931
Actuarial (gain)/loss [1]
16,861
(194,473)
(1,180)
(39,479)
Benefits paid
(40,790)
(48,022)
(6,384)
(6,619)
Other adjustments
-
-
-
60
Benefit obligation at end of year $
635,794
$
628,175
$
117,045
$
118,336
Change in fair value of plan assets:
Fair value of plan assets at beginning of year $
619,885
$
860,484
$
-
$
-
Actual return on plan assets
73,101
(192,807)
-
-
Employer contributions
230
230
6,384
6,619
Benefits paid
(40,790)
(48,022)
(6,384)
(6,619)
Fair value of plan assets at end of year $
652,426
$
619,885
$
-
$
-
Funded status of the plan:
Benefit obligation at end of year $
(635,794)
$
(628,175)
$
(117,045)
$
(118,336)
Fair value of plan assets at end of year
652,426
619,885
-
-
Funded status at year end $
16,632
$
(8,290)
$
(117,045)
$
(118,336)
Amounts recognized in accumulated other comprehensive

loss:
Net loss/(gain)
200,094
243,434
(25,454)
(26,486)
Accumulated other comprehensive loss (AOCL) $
200,094
$
243,434
$
(25,454)
$
(26,486)
Reconciliation of net (liabilities) assets:
Net liabilities at beginning of year $
(8,290)
$
9,013
$
(118,336)
$
(159,958)
Amount recognized in AOCL at beginning of year,

pre-tax
243,434
225,356
(26,486)
12,993
Amount prepaid (liability) at beginning of year
235,144
234,369
(144,822)
(146,965)
Total benefit

cost
(18,648)
545
(4,061)
(4,476)
Contributions
230
230
6,384
6,619
Amount prepaid (liability) at end of year
216,726
235,144
(142,499)
(144,822)
Amount recognized in AOCL
(200,094)
(243,434)
25,454
26,486
Net asset/(liabilities) at end of year $
16,632
$
(8,290)
$
(117,045)
$
(118,336)
[1]
For 2023, the significant component of the Pension Plans

actuarial gain were mainly related to a higher return on the fair value of plan assets partially
offset by an increase in the obligation due to a

decrease in the single weighted-average discount rates.

For OPEB plans, significant components of
the actuarial gain that changed the benefit obligation were

mainly related to the per capita assumption at year

end that improved the funded position
and the gain associated with census data updates and plan

experience better than expected offset by the

decrease in discount rates. For 2022,
significant components of the Pension Plans actuarial gain

that changed the benefit obligation were mainly related

to an increase in the single
weighted-average discount rates partially offset by a

lower return on the fair value of plan assets. For OPEB

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
31, 2023 and 2022.

(In thousands) Pension Plans OPEB Plan
2023 2022 2023 2022
Accumulated other comprehensive loss at beginning of year $
243,434
$
225,356
$
(26,486)
$
12,993
Increase (decrease) in AOCL:
Recognized during the year:
Amortization of actuarial losses
(21,465)
(15,644)
2,212
-
Occurring during the year:
Net actuarial (gains)/losses
(21,875)
33,722
(1,180)
(39,479)
Total (decrease) increase

in AOCL
(43,340)
18,078
1,032
(39,479)
Accumulated other comprehensive loss at end of year $
200,094
$
243,434
$
(25,454)
$
(26,486)
The Corporation estimates

the service

and interest cost

components utilizing a

full yield curve

approach in the

estimation of these
components

by

applying the

specific spot

rates

along

the yield

curve

used in

the

determination of

the

benefit obligation

to

their
underlying projected cash flows.

To

determine

benefit

obligation

at

year

end,

the

Corporation

used

a

weighted

average

of

annual

spot

rates

applied

to

future
expected cash flows for years ended December 31, 2023

and 2022.
The following

table presents

the discount

rate and

assumed health

care cost

trend rates

used to

determine the

benefit obligation
and net periodic benefit cost for the plans:

Pension Plan OPEB Plan
Weighted average assumptions used to
determine net periodic benefit cost for the
years ended December 31: 2023 2022 2021 2023 2022 2021
Discount rate for benefit obligation
5.34

-
5.37
%
2.79

-
2.83
%
2.41

-
2.48
%
5.42
%
2.94
%
2.65
%
Discount rate for service cost N/A N/A N/A
5.66
%
3.21
%
3.09
%
Discount rate for interest cost
5.23

-
5.24
%
2.3
0 -
2.33
%
1.76

-
1.80
%
5.28
%
2.51
%
2.03
%
Expected return on plan assets
5.9
0 -
6.50
%
4.3
0 -
5.40
%
4.6
0 -
5.5
0 % N/A N/A N/A
Initial health care cost trend rate N/A N/A N/A
7.50
%
4.75
%
5.00
%
Ultimate health care cost trend rate N/A N/A N/A
4.50
%
4.50
%
4.50
%
Year that the ultimate trend

rate is reached
N/A N/A N/A
2035
2023
2023
Pension Plans OPEB Plan
Weighted average assumptions used to determine

benefit obligation at
December 31: 2023 2022 2023 2022
Discount rate for benefit obligation
5.02
-
5.05
%
5.34
-
5.37
%
5.10
%
5.42
%
Initial health care cost trend rate N/A N/A
7.25
%
7.50
%
Ultimate health care cost trend rate N/A N/A
4.50
%
4.50
%
Year that the ultimate trend

rate is reached
N/A N/A
2035
2035

The following table presents information for plans with a projected benefit obligation and accumulated benefit obligation in excess of plan assets for the years ended December 31,

2023 and 2022.

Pension Plans OPEB Plan
(In thousands) 2023 2022 2023 2022
Projected benefit obligation $
35,965
$
628,175
$
117,045
$
118,336
Accumulated benefit obligation

36,965
628,175
117,045
118,336
Fair value of plan assets

29,193
619,885
-
-
The

following table

presents information

for plans

with plan

assets in

excess of

its

projected benefit

obligation and

accumulated
benefit obligation for the years ended December 31,

2023 and 2022.

Pension Plans OPEB Plan
(In thousands) 2023 2022 2023 2022
Projected benefit obligation $
599,829
$
-
$
-
$
-
Accumulated benefit obligation

599,829
-
-
-
Fair value of plan assets

623,233
-
-
-
The Corporation expects to pay the following contributions

to the plans during the year ended December

31, 2024.

(In thousands) 2024
Pension Plans $
228
OPEB Plan $
5,744
Benefit payments projected to be made from the

plans during the next ten years are presented

in the table below.

(In thousands) Pension Plans OPEB Plan
2024 $
49,072
$
5,744
2025
45,790
6,003
2026
45,906
6,301
2027
45,907
6,582
2028
45,818
6,865
2029 - 2033
223,097
37,503

The table below presents a breakdown of the

plans’ assets and liabilities at December

31, 2023 and 2022.

Pension Plans OPEB Plan
(In thousands) 2023 2022 2023 2022
Non-current assets $
23,404
$
-
$
-
$
-
Current liabilities

222
222
5,595
5,779
Non-current liabilities
6,550
8,068
111,451
112,557
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

December 31, 2023 was $
20.3

million (2022 - $
18.7

million, 2021 - $
13.3

million).

The

plans held
1,253,702

(2022 –
1,246,519
) shares

of common

stock

of

the

Corporation with

a market

value of

approximately
$
102.9

million at December 31, 2023 (2022 - $
82.7

million).

Note 31 – Net income per common share
The

following table

sets

forth the

computation of

net

income per

common share

(“EPS”), basic

and diluted,

for the

years

ended
December 31, 2023, 2022 and 2021:

(In thousands, except per share information) 2023 2022 2021
Net income $
541,342
$
1,102,641
$
934,889
Preferred stock dividends
(1,412)
(1,412)
(1,412)
Net income applicable to common stock $
539,930
$
1,101,229
$
933,477
Average common shares outstanding
71,710,265
75,147,263
81,263,027
Average potential dilutive common shares

81,427
126,740
157,127
Average common shares outstanding - assuming dilution
71,791,692
75,274,003
81,420,154
Basic EPS $
7.53
$
14.65
$
11.49
Diluted EPS $
7.52
$
14.63
$
11.46
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
ended December 31, 2023, 2022

and 2021.

Years ended December

31,
(In thousands) 2023 2022 2021
BPPR Popular U.S. BPPR Popular U.S. BPPR Popular U.S.
Service charges on deposit accounts $
137,297
$
10,179
$
146,073
$
11,137
$
151,453
$
11,245
Other service fees:
Debit card fees
53,434
853
49,297
876
47,681
956
Insurance fees, excluding reinsurance
46,903
5,602
40,545
5,018
40,929
3,798
Credit card fees, excluding late fees and membership

fees
147,559
1,597
136,295
1,275
117,418
1,052
Sale and administration of investment products
26,316
-
23,553
-
23,634
-
Trust fees
26,160
-
23,614
-
24,855
-
Total revenue from

contracts with customers
[1] $
437,669
$
18,231
$
419,377
$
18,306
$
405,970
$
17,051
[1] The amounts include intersegment transactions of $
5
.0

million, $
5
.0 million and $
4.1

million, respectively, for the years

ended December 31,
2023, 2022 and 2021.
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
31.0
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

December 31, 2023
(In thousands) 2024 2025 2026 2027 2028
Later
Years
Total Lease
Payments
Less: Imputed
Interest Total
Operating Leases $
30,652
$
28,042
$
19,600
$
14,357
$
11,902
40,648
$
145,201
$
(18,255)
$
126,946
Finance Leases
4,498
4,605
4,374
3,017
2,344
10,434
29,272
(3,494)
25,778
The following table presents the lease cost recognized

by the Corporation in the Consolidated

Statements of Operations as follows:

Years ended December

31,
(In thousands) 2023 2022 2021
Finance lease cost:
Amortization of ROU assets $
4,192
$
2,938
$
2,006
Interest on lease liabilities
1,063
1,117
1,044
Operating lease cost
31,596
30,534
29,970
Short-term lease cost
456
505
647
Variable lease cost
211
124
93
Sublease income
(66)
(37)
(70)
Net gain recognized from sale and leaseback transaction [1]
-
-
(7,007)
Total lease cost [2] $
37,452
$
35,181
$
26,683
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
(Dollars in thousands) 2023 2022 2021
Cash paid for amounts included in the measurement of

lease liabilities:
Operating cash flows from operating leases [1] $
31,124
$
29,985
$
38,288
Operating cash flows from finance leases
1,063
1,117
1,044
Financing cash flows from finance leases
[1]
5,360
3,346
2,852
ROU assets obtained in exchange for new lease obligations:
Operating leases [2] $
8,048
$
14,564
$
24,136
Finance leases
6,198
556
-
Weighted-average remaining lease term:
Operating leases
7.3
years
7.5
years
7.9
years
Finance leases
8.3
years
8.2
years
8.3
years
Weighted-average discount rate:
Operating leases
3.3
%
3.0
%
2.7
%
Finance leases
3.9
%
4.2
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
As

of

December

31,

2023,

the

Corporation

has

additional

operating

leases

contracts

that

have

not

yet

commenced

with

an
undiscounted contract amount of $3.9 million, which

will have lease terms ranging from
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
The

following

table

summarizes

the

restricted

stock

and

performance

shares

activity

under

the

Incentive

Plan

for

members

of
management.

(Not in thousands) Shares
Weighted-average
grant date fair value
Non-vested at January 1, 2021
358,512
$
41.23
Granted
191,479
69.38
Performance Shares Quantity Adjustment
54,306
54.21
Vested

(273,974)
55.11
Forfeited
(8,440)
43.48
Non-vested at December 31, 2021
321,883
$
47.98
Granted
194,791
84.29
Performance Shares Quantity Adjustment
6,947
78.02
Vested

(240,033)
66.11
Forfeited
(1,625)
78.86
Non-vested at December 31, 2022
281,963
$
56.50
Granted
257,757
66.01
Performance Shares Quantity Adjustment
19,753
75.32
Vested

(243,133)
66.31
Forfeited
(16,444)
55.82
Non-vested at December 31, 2023
299,896
$
58.20
During

the

year

ended

December

31,

2023,
200,303

shares

of

restricted

stock

(2022

-
137,934
;

2021

-
120,105
)

and
57,454
performance shares (2022 -
56,857
; 2021 -
71,374
) were awarded to management under the

Incentive Plan.
During

the

year

ended

December

31,

2023,

the

Corporation

recognized

$
11.5

million

of

restricted

stock

expense

related

to
management incentive awards, with a

tax benefit of $
1.9

million (2022 - $
10.3

million, with a tax

benefit of $
1.8

million; 2021 - $
8.6
million, with

a tax

benefit of

$
1.6

million). During

the year

ended December

31, 2023,

the fair

market value

of the

restricted stock
and performance shares vested was $
11.4

million at grant date and $
14.3

million at vesting date. This differential triggers

a windfall
of $
1.1

million that was recorded as a reduction in income tax expense.

During the year ended December 31, 2023, the Corporation
recognized $
3.5

million of performance

shares expense, with

a tax benefit

of $
0.1

million (2022 -

$
4.8

million, with a

tax benefit of
$
0.4

million; 2021 - $
5.8

million, with a tax benefit of $
0.5

million).

The total unrecognized compensation cost related to non-vested restricted

stock

awards

and

performance

shares

to

members

of

management

at

December

31,

2023

was

$
10.4

million

and

is
expected to be recognized over a weighted-average

period of
1.76

years.
The following table summarizes the restricted stock

activity under the Incentive Plan for members of

the Board of Directors:

(Not in thousands) Units/Stocks
Weighted-average

grant
date fair value
Non-vested at January 1, 2021
-
-
Granted
20,638
$
78.20
Vested

(20,638)
78.20
Forfeited
-
-
Non-vested at December 31, 2021
-
-
Granted
25,321
$
77.48
Vested

(25,321)
77.48
Forfeited
-
-
Non-vested at December 31, 2022
-
-
Granted
39,104
$
55.30
Vested

(39,104)
55.30
Forfeited
-
-
Non-vested at December 31, 2023
-
-

The

equity

awards

granted

to

members

of

the

Board

of

Directors

of

Popular,

Inc.

(the

“Directors”)

will

vest

and

become

non-
forfeitable on the

grant date of

such award. Effective

in May 2019,

all equity awards

granted to the

Directors may be

paid in either
common

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

For 2023, 2021 and

2021, Directors elected RSUs and

common stock.

For the year ended December

31, 2023,
36,804

RSUs and
2,300

shares of common stock were

granted to the Directors (2022

-
25,321

RSUs and no shares of common

stock; 2021 -
20,638
RSUs and no shares of common stock).

For the year ended December 31, 2023, $
2.2

million of restricted stock expense related to
these RSUs and unrestricted stocks were recognized, with a tax benefit of $
0.4

million (2022 - $
2.0

million with a tax benefit of $
0.4
million; 2021

- $
1.9

million with

a tax

benefit of

$
0.4

million).

The fair

value at

vesting date

of the

RSUs vested

during the

year
ended December 31, 2023 for the Directors was

$
2.2

million.

Note 35 – Income taxes

The components of income

tax expense for the

years ended December 31, 2023,

2022, and 2021 are

summarized in the following
table.

(In thousands) 2023 2022 2021
Current income tax expense:
Puerto Rico $
168,001
$
156,425
$
69,415
Federal and States
9,335
9,034
10,232

Subtotal
177,336
165,459
79,647
Deferred income tax (benefit) expense:
Puerto Rico
(50,871)
(4,373)
179,688
Federal and States
7,732
(28,756)
49,683

Subtotal
(43,139)
(33,129)
229,371
Total income tax

expense
$
134,197
$
132,330
$
309,018
The reasons

for the

difference between

the income

tax expense

applicable to

income before

provision for

income taxes

and the
amount computed by applying the statutory tax rate

in Puerto Rico were as follows:

2023 2022 2021
(In thousands)
Amount

% of pre-tax
income Amount
% of pre-tax
income Amount
% of pre-tax
income
Computed income tax at statutory rates

$
253,327
38
% $
463,114
38
% $
466,465
38
%
Net benefit of tax exempt interest income
(95,222)
(14)
(165,065)
(13)
(139,426)
(12)
Effect of income subject to preferential tax rate
(1,854)
-
(86,797)
(7)
(11,981)
(1)
Deferred tax asset valuation allowance
2,304
-
(21,469)
(2)
20,932
2
NOL Adjustments
-
-
(34,817)
(3)
-
-
Difference in tax rates due to multiple jurisdictions
(12,857)
(2)
(26,887)
(2)
(30,719)
(3)
Change in tax rates
(18,714)
(3)
-
-
-
-
Unrecognized tax benefits
(1,529)
-
(1,503)
-
(5,484)
-
Other tax benefits
(2,925)
-
-
-
-
-
State and local taxes
25,401
3
14,981
1
14,629
1
Others
(13,734)
(2)
(9,227)
(1)
(5,398)
-
Income tax expense $
134,197
20
% $
132,330
11
% $
309,018
25
%
For the year ended December 31, 2023, the Corporation

recorded income tax expense of $
134.2

million, compared to $
132.3

million
for

the same

period of

2022. The

net increase

of

$
1.9

million in

income tax

expense reflects

the impact

of

the composition

and
source of taxable

income between both

years.

For the year

ended December 31,

2023, the income

before tax

was lower than

for
the year ended

December 31, 2022,

which would have

resulted in a

lower income tax

expense; however, the

income tax expense
for 2022 benefited from:

the reversal of a portion of the deferred tax

assets valuation allowance of the U. S. operations, resulting in an income tax benefit of $
68.2

million, higher exempt income, net of disallowance,

and the gain on sale of Evertec shares, taxable at
a preferential tax rate.
Deferred income taxes reflect the

net tax effects

of temporary differences between the

carrying amounts of assets and

liabilities for
financial reporting

purposes and

their tax

bases. Significant

components of

the Corporation’s

deferred tax

assets and

liabilities at
December 31, 2023 and 2022 were as follows:

December 31, 2023

(In thousands)
PR US Total
Deferred tax assets:
Tax credits available

for carryforward
$
263
$
10,281
$
10,544
Net operating loss and other carryforward available

122,634
620,982
743,616
Postretirement and pension benefits
38,121
-
38,121
Allowance for credit losses
244,956
28,222
273,178
Depreciation
6,774
6,578
13,352
FDIC-assisted transaction
152,665
-
152,665
Lease liability
29,070
20,492
49,562
Unrealized net loss on investment securities
312,583
19,037
331,620
Difference in outside basis from pass-through entities
46,056
-
46,056
Mortgage Servicing Rights
14,085
-
14,085
Other temporary differences
47,679
9,625
57,304
Total gross deferred

tax assets
1,014,886
715,217
1,730,103
Deferred tax liabilities:
Intangibles
84,635
51,944
136,579
Right of use assets
26,648
18,030
44,678
Deferred loan origination fees/cost
(1,056)
1,486
430
Loans acquired
20,430
-
20,430
Other temporary differences
6,402
422
6,824

Total gross deferred

tax liabilities
137,059
71,882
208,941
Valuation allowance
139,347
374,035
513,382
Net deferred tax asset $
738,480
$
269,300
$
1,007,780

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

December 31, 2023

is reflected in

the consolidated statements

of financial
condition as $
1.0

billion in net deferred tax assets (in the

“other assets” caption) (December 31, 2022 - $
1.0

billion) and $
1.3

million
in deferred

tax liabilities

(in the

“other liabilities”

caption) (December

31, 2022-

$
2.6

million), reflecting

the aggregate

deferred tax
assets

or

liabilities

of

individual

tax-paying subsidiaries

of

the

Corporation

in

their

respective tax

jurisdiction, Puerto

Rico

or

the
United States.
The net reduction in the valuation

allowance of approximately $
27

million during the year ended December 31,

2023
was due primarily to the change in the blended

state tax rate applicable to net operating losses

of the U.S. operation.
The deferred tax asset related to the NOLs and

other carryforwards as of December 31, 2023, expires

as follows:

(In thousands)
2024 $
9,234
2025
13,516
2026
13,367
2027
15,202
2028
244,706
2029
111,307
2030
137,344
2031
106,295
2032
51,302
2033
8,198
2034
901
2035
32,244
$
743,616
At December

31, 2023

the net

deferred tax

asset of

the U.S.

operations amounted

to $
643

million with

a valuation

allowance of
$
374

million,

for

a

net

deferred

tax

asset

of

$
269

million.

The

Corporation evaluates

on

a

quarterly

basis

the

realization of

the
deferred tax asset by taxing jurisdiction.

The U. S. operations sustained profitability for the three years period ended December 31,
2023.

The financial results for year

2023 were lower than prior

year; however, this

additional component of negative evidence was
offset by

positive evidence of

recent historical results,

still demonstrating financial

stability for the

U. S.

Operations.

The historical
financial results are objectively verifiable positive evidence, evaluated together with the positive evidence of stable

credit metrics, in
combination with

the

length

of

the expiration

of

the

NOLs.

On

the other

hand,

the

Corporation evaluated

the

negative evidence
accumulated over

the years,

including financial

results lower

than expectations

and challenges

to the

economy due

to inflationary
pressures and global geopolitical uncertainty that have

resulted in a reduction of pre-tax

income for the year 2023.

As of December
31,

2023,

after

weighting

all

positive

and

negative

evidence,

the

Corporation

concluded

that

it

is

more

likely

than

not

that
approximately $
269

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
At December

31, 2023,

the Corporation’s

net deferred

tax assets

related to

its Puerto

Rico operations

amounted to

$
738

million.
The Corporation’s

Puerto Rico

Banking operation

has strong

historical record

of profitability.

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

period ended

December 31,

2023. Management expects

these losses

will be

a trend

in
future years. This

objectively verifiable negative evidence is

considered by management strong negative

evidence that will suggest
that income

in future

years will

be insufficient

to support

the realization

of all

of the

deferred tax

asset. After

weighting all

positive

and negative

evidence, management concluded,

as of

the reporting date,

that it

is more

likely than

not that

the Holding

Company
will

not

be

able

to

realize

any

portion

of

the

deferred

tax

assets.

Accordingly,

the

Corporation

has

maintained

a

full

valuation
allowance on the deferred tax asset of $
139

million as of December 31, 2023.
The Corporation’s

subsidiaries in

the United

States file

a consolidated

federal income

tax return.

The intercompany

settlement of
taxes paid is based on tax sharing agreements

which generally allocate taxes to each

entity based on a separate return basis.
The following table presents a reconciliation of

unrecognized tax benefits.

(In millions)
Balance at January 1, 2022 $
3.5
Reduction as a result of lapse of statute of limitations
(1.0)
Balance at December 31, 2022 $
2.5
Reduction as a result of change in tax position
(1.0)
Balance at December 31, 2023 $
1.5
At

December 31,

2023, the

total amount

of

interest recognized

in the

statement of

financial condition

approximated

$
2.3

million
(2022 -

$
2.6

million). The

total interest

expense recognized

during 2023

was $
199

thousand net

of a

reduction of

$
475

thousand
due

to

the

expiration

of

the

statute

of

limitation

(2022

-

$
268

thousand

net

of

a

reduction

of

$
448

thousand).

Management
determined that, as of

December 31, 2023 and

2022, there was no

need to accrue for

the payment of penalties.

The Corporation’s
policy is

to report

interest related

to unrecognized

tax benefits

in income

tax expense,

while the

penalties, if

any,

are reported

in
other operating expenses in the consolidated statements

of operations.

After consideration

of the

effect on

U.S. federal

tax of

unrecognized U.S.

state tax

benefits, the

total amount

of unrecognized

tax
benefits, including U.S. and Puerto Rico that, if recognized, would affect the Corporation’s effective tax rate, was approximately $
2.9
million at December 31, 2023 (2022 - $
4.3

million).
The amount of

unrecognized tax benefits

may increase or

decrease in the

future for various

reasons including adding amounts

for
current

tax

year

positions,

expiration

of

open

income

tax

returns

due

to

the

statute

of

limitations,

changes

in

management’s
judgment about

the level

of uncertainty,

status of

examinations, litigation

and legislative

activity,

and the

addition or

elimination of
uncertain tax positions.
The

Corporation and

its subsidiaries

file

income tax

returns in

Puerto

Rico, the

U.S. federal

jurisdiction, various

U.S. states

and
political subdivisions, and

foreign jurisdictions. As

of December 31,

2023, the

following years remain

subject to

examination in the
U.S. Federal jurisdiction – 2020 and thereafter and

in the Puerto Rico jurisdiction – 2018 and thereafter.

Note 36 – Supplemental disclosure on the consolidated

statements of cash flows
Additional disclosures on cash flow information and

non-cash activities for the years ended December

31, 2023, 2022 and 2021 are
listed in the following table:

(In thousands) 2023 2022 2021
Income taxes paid $
185,423
$
178,808
$
64,997
Interest paid
1,093,968
292,491
170,442
Non-cash activities:

Loans transferred to other real estate
60,976
64,953
57,638

Loans transferred to other property
72,069
51,642
45,144

Total loans transferred

to foreclosed assets
133,045
116,595
102,782

Loans transferred to other assets
28,616
8,664
7,219

Financed sales of other real estate assets
10,378
8,535
13,014

Financed sales of other foreclosed assets
49,361
38,467
43,060

Total financed sales

of foreclosed assets
59,739
47,002
56,074

Financed sale of premises and equipment
88,537
47,697
31,085

Transfers from premises and equipment to

long-lived assets held-for-sale
-
1,739
32,103

Transfers from loans held-in-portfolio to

loans held-for-sale
57,526
11,531
69,890

Transfers from loans held-for-sale to loans

held-in-portfolio
5,354
26,425
9,762

Transfers from available-for-sale to held-to-maturity

debt securities
-
6,531,092
-

Loans securitized into investment securities
[1]
37,345
300,279
732,533

Trades receivables from brokers and

counterparties
31
9,461
64,824

Trades payable to brokers and counterparties
30
9,461
13,789

Net change in receivables from investments securities
51,000
125,000
-

Recognition of mortgage servicing rights on securitizations

or asset transfers
2,097
6,614
13,391

Loans booked under the GNMA buy-back option
6,014
9,799
19,798

Capitalization of right of use assets
23,991
17,932
35,683

Acquisition of software intangible assets
-
28,650
-

Goodwill on acquisition
-
116,135
-

Total stock consideration

related to Evertec transactions
-
144,785
-
[1]

Includes loans securitized into trading securities and subsequently sold before year end.
The following table provides a reconciliation of

cash and due from banks, and restricted cash

reported within the Consolidated
Statement of Financial Condition that sum to the total of

the same such amounts shown in the Consolidated

Statement of Cash
Flows.

(In thousands) December 31, 2023 December 31, 2022 December 31, 2021
Cash and due from banks $
383,385
$
423,233
$
411,346
Restricted cash and due from banks
37,077
46,268
17,087
Restricted cash in money market investments
7,113
6,658
6,079
Total cash and due

from banks, and restricted cash
[2] $
427,575
$
476,159
$
434,512
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

December 31, 2023
Intersegment

(In thousands) BPPR Popular U.S. Eliminations
Net interest income $
1,811,655
$
350,645
$
2
Provision for credit losses
194,325
14,584
-
Non-interest income

586,677
24,868
(404)
Amortization of intangibles
1,937
1,243
-
Goodwill impairment charge
-
23,000
-
Depreciation expense
49,135
7,888
-
Other operating expenses
1,563,571
254,253
(404)
Income tax expense
117,412
18,198
-
Net income $
471,952
$
56,347
$
2
Segment assets $
57,023,071
$
13,812,158
$
(426,058)

December 31, 2023
Reportable Total
(In thousands)

Segments
Corporate Eliminations Popular, Inc.
Net interest income (expense) $
2,162,302
$
(30,778)
$
-
$
2,131,524
Provision for credit losses (benefit)
208,909
(300)
-
208,609
Non-interest income
611,141
44,410
(4,827)
650,724
Amortization of intangibles
3,180
-
-
3,180
Goodwill impairment charge
23,000
-
-
23,000
Depreciation expense
57,023
1,484
-
58,507
Other operating expenses
1,817,420
518
(4,525)
1,813,413
Income tax expense (benefit)
135,610
(1,333)
(80)
134,197
Net income $
528,301
$
13,263
$
(222)
$
541,342
Segment assets $
70,409,171
$
5,607,833
$
(5,258,849)
$
70,758,155

December 31, 2022
Intersegment
(In thousands) BPPR Popular U.S.

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

December

31,

2023,

BPPR
participated

in

loans

originated

by

PB

totaling

$
81
million

(2022

-

$
184

million,

2021

-

$
35

million).

Total

assets

for

the

BPPR
segment

related

to

its

operations

in

the

United

States

amounted

to

$
1.5

billion

(2022

-

$
1.2

billion),

including

$
106

million

in
multifamily loans (2022 - $
103

million), $
528

million in commercial real estate loans

(2022 - $
446

million), $
557

million in C&I loans
(2022 -

$
214

million), and

$
229

million in

unsecured personal

loans (2022

- $
227

million). During

the year

ended December

31,
2023, the

BPPR segment

generated approximately $
117.7

million (2022

- $
67.8

million, 2021

- $
50.6

million) in

revenues from its
operations in the United States, including net interest income and other service fees. In the Virgin Islands, the BPPR segment offers banking

products, including

loans and

deposits. The

BPPR segment

generated $
45.0

million

in revenues

during the

year

ended
December 31, 2023 (2022 - $
46.6

million, 2021 - $
45.4

million) from its operations in the U.S. and British

Virgin Islands.

(In thousands) 2023 2022 2021
Revenues:
[1]
Puerto Rico

$
2,175,938
$
2,505,988
$
2,136,481
United States
518,805
480,545
390,201
Other
87,505
77,888
73,036
Total consolidated

revenues
$
2,782,248
$
3,064,421
$
2,599,718
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

Selected Balance Sheet Information
(In thousands) 2023 2022 2021
Puerto Rico
Total assets $
54,181,300
$
53,541,427
$
63,221,282
Loans
22,519,961
20,884,442
19,770,118
Deposits
51,282,007
51,138,790
57,211,608
United States
Total assets $
15,343,156
$
12,718,775
$
10,986,055
Loans
12,006,012
10,643,964
8,903,493
Deposits
10,643,602
8,182,702
7,777,232
Other
Total assets $
1,233,699
$
1,377,715
$
890,562
Loans
543,299
554,744
626,115
Deposits [1]
1,692,634
1,905,735
2,016,248
[1]
Represents deposits from BPPR operations located in the

U.S. and British Virgin Islands.

Note 38 - Popular, Inc. (holding company only) financial information
The following

condensed financial

information presents

the financial

position of

Popular,

Inc. Holding

Company only

at December
31, 2023 and 2022, and the results of its

operations and cash flows for the years ended

December 31, 2023, 2022 and 2021.

Condensed Statements of Condition
December 31,
(In thousands) 2023 2022
ASSETS
Cash and due from banks (includes $
126,388

due from bank subsidiary (2022 - $
101,753
)) $
126,388
$
101,753
Money market investments
243,459
77,180
Debt securities held-to-maturity,

at amortized cost (includes $
3,125

in common

securities from statutory trusts (2022 - $
3,125
))
[1]
3,125
3,125
Equity securities, at lower of cost or realizable value
23,993
18,835
Investment in BPPR and subsidiaries, at equity
3,006,768
2,120,503
Investment in Popular North America and subsidiaries,

at equity
1,899,546
1,879,123
Investment in other non-bank subsidiaries, at equity
385,033
335,552
Other loans

26,957
28,196
Less - Allowance for credit losses
51
370
Premises and equipment
7,035
6,411
Investment in equity method investees
5,266
5,350
Other assets (includes $
3,639

due from subsidiaries and affiliate (2022 - $
6,115
))
36,531
34,841
Total assets

$
5,764,050
$
4,610,499
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable $
498,085
$
403,257
Other liabilities (includes $
6,078

due to subsidiaries and affiliate (2022 - $
2,764
))
118,899
113,772
Stockholders’ equity
5,147,066
4,093,470
Total liabilities and

stockholders’ equity

$
5,764,050
$
4,610,499
[1] Refer to Note 18 to the consolidated financial statements for information on the statutory trusts.

Condensed Statements of Operations
Years ended December 31,
(In thousands) 2023 2022 2021
Income:
Dividends from subsidiaries $
208,000
$
458,000
$
792,000
Interest income (includes $
15,401

due from subsidiaries and affiliates (2022

- $
680
; 2021 -
$
828
))
17,715
2,846
4,303
Losses (earnings) from investments in equity method investees
(84)
15,688
29,387
Other operating income
-
139,191
-
Net gains (losses), including impairment, on equity securities
2,012
(4,446)
(525)
Total income

227,643
611,279
825,165
Expenses:
Interest expense
42,691
26,021
36,444
Provision for credit losses (benefit)
(300)
274
(215)
Operating expense (includes expenses for services provided

by subsidiaries and affiliate of
$
13,463

(2022 - $
18,414

; 2021 - $
13,546
)), net of reimbursement by subsidiaries for services
provided by parent of $
215,479

(2022 - $
222,935

; 2021 - $
162,019
)
924
223
5,432
Total expenses
43,315
26,518
41,661
Income before income taxes and equity in undistributed

earnings of subsidiaries
184,328
584,761
783,504
Income tax expense
-
8,723
352
Income before equity in undistributed earnings of subsidiaries
184,328
576,038
783,152
Equity in undistributed earnings of subsidiaries
357,014
526,603
151,737
Net income $
541,342
$
1,102,641
$
934,889
Comprehensive income (loss), net of tax $
1,170,739
$
(1,097,218)
$
419,829

Condensed Statements of Cash Flows
Years ended December 31,
(In thousands) 2023 2022 2021
Cash flows from operating activities:
Net income $
541,342
$
1,102,641
$
934,889
Adjustments to reconcile net income to net cash provided

by operating activities:
Equity in earnings of subsidiaries, net of dividends or

distributions
(357,014)
(526,603)
(151,737)
Provision for credit (benefit) losses
(300)
274
(215)
Amortization of intangibles
-
-
5,656
Net accretion of discounts and amortization of premiums and

deferred fees

1,754
1,250
1,241
Share-based compensation
9,735
9,440
8,895
Losses (earnings) from investments under the equity method,

net of dividends or distributions
84
(14,170)
(26,360)
(Gain) loss on:
Disposition of stock as part of the Evertec Transactions
-
(137,813)
-
Sale of foreclosed assets, including write-downs
-
-
59
Net increase in:
Equity securities
(5,158)
(339)
(3,662)
Other assets
(62)
(1,952)
(1,970)
Net increase (decrease) in:
Interest payable
3,239
-
(1,042)
Other liabilities
(3,377)
8,257
19,095
Total adjustments
(351,099)
(661,656)
(150,040)
Net cash provided by operating activities
190,243
440,985
784,849
Cash flows from investing activities:

Net (increase) decrease in money market investments
(165,000)
129,000
(94,000)
Proceeds from calls, paydowns, maturities and redemptions

of investment securities held-to-maturity
-
-
5,601
Net repayments on other loans
1,252
1,267
1,879
Capital contribution to subsidiaries
(4,150)
(54,188)
(12,900)
Return of capital from wholly owned subsidiaries
64,000
72,000
-
Proceeds from disposition of stock as part of the Evertec Transactions
-
219,883
-
Acquisition of premises and equipment
(2,266)
(2,224)
(1,788)
Proceeds from sale of premises and equipment
68
1,678
83
Proceeds from sale of foreclosed assets
-
-
87
Net cash (used in) provided by investing activities
(106,096)
367,416
(101,038)
Cash flows from financing activities:

Payments of notes payable
(300,000)
-
(186,664)
Proceeds from issuance of notes payable
393,061
-
-
Proceeds from issuance of common stock
14,045
13,479
10,493
Dividends paid
(159,860)
(161,516)
(141,466)
Net payments for repurchase of common stock
(1,396)
(631,965)
(350,656)
Payments related to tax withholding for share-based compensation
(4,083)
(5,771)
(5,107)
Net cash used in financing activities
(58,233)
(785,773)
(673,400)
Net increase in cash and due from banks, and restricted

cash

25,914
22,628
10,411
Cash and due from banks, and restricted cash at beginning

of period
102,933
80,305
69,894
Cash and due from banks, and restricted cash at end of period $
128,847
$
102,933
$
80,305

During

the

year

ended

December

31,

2023,

Popular,

Inc.

(parent

company

only)

received

dividend

distributions

from

PNA
amounting to $
50.0

million (2022 - $
53.5

million; 2021 - $
0

million) and from PIBI’s amounting to $
14.0

million (2022 - $
18.5

million;
2021 - $
0

million). PIBI’s main source of income is its investment in BHD. Also, during the year ended December 31, 2022, Popular,
Inc.

received

distributions from

its

direct

equity

method

investees amounting

to

$
1.5

million

(2021

-

$
3.0

million),

of

which

$
1.5
million were related to dividend distributions (2021

- $
2.3

million).
Notes payable include junior

subordinated debentures issued by

the Corporation that are

associated to capital securities

issued by
the

Popular Capital

Trust

II

and medium-term

notes. Refer

to

Note 18

for

a description

of

significant provisions

related to

these
junior subordinated

debentures. The following

table presents

the aggregate amounts

by contractual maturities

of notes

payable at
December 31, 2023:

Year (In thousands)
2024 $
-
2025
-
2026
-
2027
-
2028
393,937
Later years
104,148
Total

$
498,085

SIGNATURES
Pursuant to the

requirements of Section

13 or

15 (d)

of the Securities

Exchange Act of

1934, the registrant

has duly caused

this
report to be signed on its behalf by the undersigned,

thereunto duly authorized on February 29, 2024.
POPULAR, INC.
(Registrant)
By: /S/ IGNACIO ALVAREZ
Ignacio Alvarez
President and
Chief Executive Officer
Pursuant to the requirements

of the Securities Exchange Act

of 1934, this report

has been signed below by

the following persons
on behalf of the registrant and in the capacities

and on the dates indicated.
/S/ RICHARD L. CARRIÓN Chairman of the Board 2/29/2024
Richard L. Carrión
Chairman of the Board
/S/ IGNACIO ALVAREZ President, Chief Executive Officer 2/29/2024
Ignacio Alvarez and Director
President and Chief Executive Officer
/S/ CARLOS J. VÁZQUEZ Principal Financial Officer 2/29/2024
Carlos J. Vázquez
Executive Vice President
/S/ JORGE J. GARCÍA Principal Accounting Officer 2/29/2024
Jorge J. García
Senior Vice President and Comptroller
/S/ ALEJANDRO M. BALLESTER Director 2/29/2024
Alejandro M. Ballester
S/ MARÍA LUISA FERRÉ Director 2/29/2024
María Luisa Ferré
/S/ C. KIM GOODWIN Director 2/29/2024
C. Kim Goodwin
/S/ JOAQUÍN E. BACARDÍ, III Director 2/29/2024
Joaquín E. Bacardi, III
/S/ CARLOS A. UNANUE Director 2/29/2024
Carlos A. Unanue
/S/ JOHN W. DIERCKSEN Director 2/29/2024
John W. Diercksen
/S/ MYRNA M. SOTO Director 2/29/2024
Myrna M. Soto
/S/ ROBERT CARRADY Director 2/29/2024
Robert Carrady
/S/ JOSÉ R. RODRÍGUEZ Director 2/29/2024
José R. Rodríguez
/S/ BETTY DEVITA Director 2/29/2024
Betty Devita
/S/ ALEJANDRO M. SÁNCHEZ Director 2/29/2024
Alejandro M. Sánchez