Form 10-Q
period 2024-03-31
POPULAR, INC.
filed 2024-05-10
CIK 763901

1
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-Q
[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended

March 31, 2024
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
72,271,778

shares outstanding as of May 8, 2024.

POPULAR, INC.
INDEX
Part I – Financial Information Page
Item 1. Financial Statements
Unaudited Consolidated Statements of Financial Condition

at March 31, 2024 and
December 31, 2023 6
Unaudited Consolidated Statements of Operations for

the quarters

ended March 31, 2024 and 2023 7
Unaudited Consolidated Statements of Comprehensive (Loss)

Income for the
quarters

ended March 31, 2024 and 2023
8
Unaudited Consolidated Statements of Changes in

Stockholders’ Equity for the
quarters ended March 31, 2024 and 2023 9
Unaudited Consolidated Statements of Cash Flows for

the quarters
ended March 31, 2024 and 2023 11
Notes to Unaudited Consolidated Financial Statements 13
Item 2. Management’s Discussion and Analysis of Financial

Condition and

Results of Operations
114
Item 3. Quantitative and Qualitative Disclosures about

Market Risk

158
Item 4. Controls and Procedures 158
Part II – Other Information
Item 1. Legal Proceedings 159
Item 1A. Risk Factors 159
Item 2. Unregistered Sales of Equity Securities and

Use of Proceeds

159

Item 3. Defaults Upon Senior Securities 160
Item 4. Mine Safety Disclosures 160
Item 5. Other information

160
Item 6. Exhibits 161
Signatures

162

Forward-Looking Statements
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

resulting

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

Report on Form

10-K for the

year ended December 31,

2023 (the “2023

Form 10-K”), as

well as “Part

II,
Item 1A” of this report for a discussion of

such factors and certain risks and uncertainties to which

the Corporation is subject.

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

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
(UNAUDITED)
[UNAUDITED]
March 31, December 31,
(In thousands, except share information) 2024 2023
Assets:
Cash and due from banks $
320,486
$
420,462
Money market investments:

Time deposits with other banks

5,928,578
6,998,871
Total money market investments
5,928,578
6,998,871
Trading account debt securities, at fair value:

Other trading account debt securities
27,308
31,568
Debt securities available-for-sale, at fair

value:
Pledged securities with creditors’ right to repledge

41,261
72,827
Other debt securities available-for-sale
17,976,663
16,656,217
Debt securities available-for-sale
18,017,924
16,729,044
Less – Allowance for credit losses
500
-
Debt securities available-for-sale, net
18,017,424
16,729,044
Debt securities held-to-maturity, at amortized cost:
Pledged securities with creditors’ right to repledge

27,372
27,083
Other debt securities held-to-maturity
8,055,788
8,167,252
Debt securities held-to-maturity (fair

value 2024 - $
7,958,326
; 2023 - $
8,159,385
)
8,083,160
8,194,335
Less – Allowance for credit losses
5,731
5,780
Debt securities held-to-maturity, net
8,077,429
8,188,555
Equity securities (realizable value 2024 -

$
196,324
; 2023 - $
194,641
)
195,747
193,726
Loans held-for-sale, at fair value
5,352
4,301
Loans held-in-portfolio
35,486,161
35,420,879
Less – Unearned income
367,423
355,908

Allowance for credit losses
739,544
729,341
Total loans held-in-portfolio, net
34,379,194
34,335,630
Premises and equipment, net
588,708
565,284
Other real estate
80,542
80,416
Accrued income receivable
266,908
263,433
Mortgage servicing rights, at fair value
114,964
118,109
Other assets
2,120,902
2,014,564
Goodwill
804,428
804,428
Other intangible assets
8,969
9,764
Total assets $
70,936,939
$
70,758,155
Liabilities and Stockholders’ Equity
Liabilities:

Deposits:
Non-interest bearing $
15,492,050
$
15,419,624
Interest bearing
48,316,734
48,198,619
Total deposits
63,808,784
63,618,243
Assets sold under agreements to repurchase
66,090
91,384
Notes payable
966,303
986,948
Other liabilities
918,448
914,627
Total liabilities
65,759,625
65,611,202
Commitments and contingencies (Refer

to Note 20)

Stockholders’ equity:

Preferred stock,
30,000,000

shares authorized;
885,726

shares issued and outstanding (2023 -
885,726
)
22,143
22,143
Common stock, $
0.01

par value;
170,000,000

shares authorized;
104,790,485

shares issued (2023 -
104,767,348
) and
72,284,875

shares outstanding (2023 -
72,153,621
)
1,048
1,048
Surplus
4,847,466
4,843,399
Retained earnings
4,253,030
4,194,851
Treasury stock - at cost,
32,505,610

shares (2023 -
32,613,727
)

(2,013,187)
(2,018,957)
Accumulated other comprehensive loss, net

of tax

(1,933,186)
(1,895,531)
Total stockholders’ equity

5,177,314
5,146,953
Total liabilities and stockholders’ equity $
70,936,939
$
70,758,155
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF OPERATIONS
(UNAUDITED)
Quarters ended March 31,
(In thousands, except per share information) 2024 2023
Interest income:
Loans $
638,730
$
541,210
Money market investments
88,516
65,724
Investment securities
166,895
132,088
Total interest income
894,141
739,022
Interest expense:

Deposits
329,496
193,215
Short-term borrowings
1,192
2,885
Long-term debt
12,709
11,266
Total interest expense
343,397
207,366
Net interest income

550,744
531,656
Provision for credit losses
72,598
47,637
Net interest income after provision for credit losses
478,146
484,019
Non-interest income:

Service charges on deposit accounts
37,442
34,678
Other service fees
94,272
90,076
Mortgage banking activities (Refer to Note 9)
4,360
7,400
Net gain, including impairment on equity securities
1,103
1,100
Net gain on trading account debt securities
361
378
Adjustments to indemnity reserves on loans sold

(237)
612
Other operating income
26,517
27,717
Total non-interest income
163,818
161,961
Operating expenses:

Personnel costs
215,377
198,760
Net occupancy expenses
28,041
26,039
Equipment expenses
9,567
8,412
Other taxes
14,375
16,291
Professional fees
28,918
33,431
Technology and software expenses
79,462
68,559
Processing and transactional services
34,194
33,909
Communications
4,557
4,088
Business promotion
20,989
18,871
Deposit insurance
23,887
8,865
Other real estate owned (OREO) income
(5,321)
(1,694)
Other operating expenses
28,272
24,361
Amortization of intangibles
795
795
Total operating expenses
483,113
440,687
Income before income tax
158,851
205,293
Income tax expense
55,568
46,314
Net Income $
103,283
$
158,979
Net Income Applicable to Common Stock

$
102,930
$
158,626
Net Income per Common Share - Basic $
1.43
$
2.22
Net Income per Common Share - Diluted $
1.43
$
2.22
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
Quarters ended March 31,
(In thousands) 2024 2023
Net income

$
103,283
$
158,979
Other comprehensive (loss) income before tax:
Foreign currency translation adjustment
(4,020)
(5,245)
Amortization of net losses of pension and

postretirement benefit plans
3,618
4,813
Unrealized holding (losses) gains on debt securities arising during the period

(73,030)
213,318
Amortization of unrealized losses of debt securities

transfer from available-for-sale to held-to-
maturity
44,009
42,040
Unrealized net gains (losses) on cash flow hedges
-
(30)
Reclassification adjustment for net gains included

in net income
-
(41)
Other comprehensive (loss) income before tax
(29,423)
254,855
Income tax expense
(8,232)
(31,752)
Total other comprehensive (loss) income, net of tax
(37,655)
223,103
Comprehensive income, net of tax $
65,628
$
382,082
Tax effect allocated to each component of other comprehensive income

(loss):
Quarters ended March 31,
(In thousands) 2024 2023
Amortization of net losses of pension and

postretirement benefit plans
(1,356)
(1,805)
Unrealized holding (losses) gains on debt securities arising during the period

1,926
(21,566)
Amortization of unrealized losses of debt securities

transfer from available-for-sale to held-to-
maturity
(8,802)
(8,407)
Unrealized net gains (losses) on cash flow hedges
-
11
Reclassification adjustment for net gains included

in net income
-
15
Income tax expense $
(8,232)
$
(31,752)
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated

other
Common
Preferred

Retained Treasury comprehensive
(In thousands) stock stock Surplus earnings stock (loss) Income Total
Balance at December 31, 2022 $
1,047
$
22,143
$
4,790,993
$
3,834,348
$
(2,030,178)
$
(2,524,928)
$
4,093,425
Cumulative effect of accounting change
28,752
28,752
Net income
158,979
158,979
Issuance of stock
1,567
1,567
Dividends declared:
Common stock
[1]
(39,586)
(39,586)
Preferred stock
(353)
(353)
Common stock purchases
(2,970)
(2,970)
Stock based compensation
59
7,749
7,808
Other comprehensive income, net of tax
223,103
223,103
Balance at March 31, 2023

$
1,047
$
22,143
$
4,792,619
$
3,982,140
$
(2,025,399)
$
(2,301,825)
$
4,470,725
Balance at December 31, 2023 $
1,048
$
22,143
$
4,843,399
$
4,194,851
$
(2,018,957)
$
(1,895,531)
$
5,146,953
Net income
103,283
103,283
Issuance of stock
1,799
1,799
Dividends declared:
Common stock
[1]
(44,751)
(44,751)
Preferred stock
(353)
(353)
Common stock purchases
(3,576)
(3,576)
Stock based compensation
2,268
9,346
11,614
Other comprehensive loss, net of tax
(37,655)
(37,655)
Balance at March 31, 2024 $
1,048
$
22,143
$
4,847,466
$
4,253,030
$
(2,013,187)
$
(1,933,186)
$
5,177,314
[1]
Dividends declared per common share during the quarter

ended March 31, 2024 - $
0.62

(2023 - $
0.55
).

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
For the quarter ended
March 31, March 31,
Disclosure of changes in number of shares: 2024 2023
Preferred Stock:
Balance at beginning and end of period
885,726
885,726
Common Stock – Issued:
Balance at beginning of period
104,767,348
104,657,522
Issuance of stock
23,137
25,488
Balance at end of period
104,790,485
104,683,010
Treasury stock
(32,505,610)
(32,717,026)
Common Stock – Outstanding
72,284,875
71,965,984
The accompanying notes are an integral part of these Consolidated

Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
(UNAUDITED)
Quarters ended March 31,
(In thousands) 2024 2023
Cash flows from operating activities:
Net income $
103,283
$
158,979
Adjustments to reconcile net income to net cash provided

by operating activities:
Provision for credit losses
72,598
47,637
Amortization of intangibles
795
795
Depreciation and amortization of premises and equipment
15,361
13,842
Net accretion of discounts and amortization of premiums and

deferred fees

(51,360)
(2,276)
Interest capitalized on loans subject to the temporary payment moratorium or loss mitigation alternatives
(1,641)
(2,876)
Share-based compensation
11,479
7,873
Fair value adjustments on mortgage servicing rights
3,439
1,376
Adjustments to indemnity reserves on loans sold
237
(612)
Earnings from investments under the equity method, net

of dividends or distributions
(11,792)
(8,621)
Deferred income tax expense (benefit)

9,513
(2,064)
Gain on:
Disposition of premises and equipment and other productive

assets
(3,412)
(2,423)
Sale of loans, including valuation adjustments on loans

held-for-sale and mortgage banking activities
(74)
(264)
Sale of foreclosed assets, including write-downs
(4,447)
(5,228)
Acquisitions of loans held-for-sale
(324)
(2,861)
Proceeds from sale of loans held-for-sale
8,283
9,148
Net originations on loans held-for-sale
(11,056)
(21,790)
Net decrease (increase) in:
Trading debt securities
6,465
(1,055)
Equity securities
(1,995)
(3,731)
Accrued income receivable

(22,719)
314
Other assets
38,702
25,072
Net (decrease) increase in:
Interest payable
(10,799)
(2,846)
Pension and other postretirement benefits obligation
916
4,038
Other liabilities
10,111
(59,381)
Total adjustments
58,280
(5,933)
Net cash provided by operating activities
161,563
153,046
Cash flows from investing activities:

Net decrease (increase) in money market investments
1,070,973
(483,178)
Purchases of investment securities:
Available-for-sale
(8,161,525)
(3,960,443)
Equity
(971)
(11,927)
Proceeds from calls, paydowns, maturities and redemptions

of investment securities:
Available-for-sale
6,728,665
4,909,334
Held-to-maturity
154,009
3,818
Proceeds from sale of investment securities:

Equity
945
25,595
Net repayments (disbursements) on loans
2,354
(155,538)
Proceeds from sale of loans
15,356
3,276
Acquisition of loan portfolios
(141,730)
(145,735)
Return of capital from equity method investments
-
249
Acquisition of premises and equipment and other productive

assets
(53,889)
(36,062)
Proceeds from sale of:
Premises and equipment and other productive assets
1,632
1,972
Foreclosed assets
26,773
21,417
Net cash (used in) provided by investing activities
(357,408)
172,778

Cash flows from financing activities:

Net increase (decrease) in:
Deposits
190,477
(293,780)
Assets sold under agreements to repurchase

(25,294)
(25,110)
Other short-term borrowings
-
(365,000)
Payments of notes payable
(21,000)
(1,000)
Principal payments of finance leases
(881)
(804)
Proceeds from issuance of notes payable
-
394,178
Proceeds from issuance of common stock
1,799
1,567
Dividends paid
(44,976)
(39,878)
Net payments for repurchase of common stock
(314)
(282)
Payments related to tax withholding for share-based compensation
(3,262)
(2,688)
Net cash provided by (used in) financing activities
96,549
(332,797)
Net decrease in cash and due from banks, and restricted

cash
(99,296)
(6,973)
Cash and due from banks, and restricted cash at beginning

of period
427,575
476,159
Cash and due from banks, and restricted cash at the end of

the period
$
328,279
$
469,186
The accompanying notes are an integral part of these Consolidated

Financial Statements.

Notes to Consolidated Financial

Statements

(Unaudited)
Note 1 - Nature of operations 14
Note 2 - Basis of presentation 15
Note 3 - New accounting pronouncements 16
Note 4 - Restrictions on cash and due from banks and
certain securities
19
Note 5 - Debt securities available-for-sale 20
Note 6 - Debt securities held-to-maturity 23
Note 7 - Loans 27
Note 8 - Allowance for credit losses – loans held-in-
portfolio
36
Note 9 - Mortgage banking activities 66
Note 10 - Transfers of financial assets and mortgage
servicing assets
67
Note 11 - Other real estate owned 70
Note 12 - Other assets 71
Note 13 -
Goodwill and other intangible assets

72
Note 14 - Deposits 74
Note 15 - Borrowings 75
Note 16 - Other liabilities 77
Note 17 - Stockholders’ equity 78
Note 18 -
Other comprehensive income (loss)

79
Note 19 - Guarantees 81
Note 20 - Commitments and contingencies 83
Note 21- Non-consolidated variable interest entities 87
Note 22 - Related party transactions 89
Note 23 - Fair value measurement 90
Note 24 - Fair value of financial instruments 95
Note 25 - Net income per common share 98
Note 26 - Revenue from contracts with customers 99
Note 27 - Leases 101
Note 28 - Pension and postretirement benefits 103
Note 29 - Stock-based compensation 104
Note 30 - Income taxes 106
Note 31 - Supplemental disclosure on the consolidated
statements of cash flows
110
Note 32 - Segment reporting 111

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

Note 2 – Basis of Presentation

Basis of Presentation
The (unaudited) interim Consolidated Financial Statements are, in the opinion of management, a fair statement of the results for the
periods reported

and include

all necessary

adjustments, all

of a

normal recurring

nature, for

a fair

statement of

such results.

The
consolidated statement of financial

condition presented as of

December 31, 2023 was

derived from audited Consolidated Financial
Statements of the Corporation for the year ended

December 31, 2023.
Certain

information

and

notes

to

the

financial

statements

disclosures

which

would

normally

be

included

in

financial

statements
prepared in

accordance

with Accounting

Principles

Generally Accepted

in

the

United

States

of

America

(US

GAAP), have

been
condensed or omitted from the unaudited financial statements pursuant to the rules and regulations of the

Securities and Exchange
Commission.

Accordingly,

these

financial

statements

should

be

read

in

conjunction

with

the

audited

Consolidated

Financial
Statements of

the Corporation

for the

year ended

December 31,

2023,

included in

the 2023

Form 10-K.

Operating results

for the
interim periods disclosed herein are not necessarily

indicative of the results that may be expected

for a full year or any future period.

Tax impact on Intercompany Distributions
The net

income for

the quarter

ended March

31, 2024,

included $
22.9

million of

expenses, of

which $
16.5

million is

reflected in
income tax expense and $
6.4

million is reflected in other operating expenses, related to an out-of-period adjustment associated with the Corporation’s U.S. subsidiary’s non-payment of taxes on certain intercompany distributions to the Bank Holding Company (BHC)
in Puerto

Rico, a

foreign corporation

for U.S.

tax purposes.

The adjustment

corrected errors

for income

tax expense

that should
have been recognized of $
5.5

million and $
5.4

million in the years 2023 and 2022, respectively,

and an aggregate of $
5.6

million, in
the years prior to 2022. The $
6.4

million recognized as other operating expense corresponded to interest due up to March 31, 2024
on the related late payment of the withholding tax, of which approximately $
3.0

million correspond to years prior to 2022. As a result
of

this

adjustment, the

deferred tax

asset related

to

NOL of

the BHC

and

its

related valuation

allowance was

reduced by

$
53.7
million. The

Corporation evaluated the

impact of

the out-of-period

adjustment and

concluded it

was not

material to

any previously
issued

interim or

annual consolidated

financial statements

and the

adjustment is

not expected

to

be material

to

the year

ending
December 31, 2024.

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

Note 3 - New accounting pronouncements

Recently Adopted Accounting Standards Updates
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2023-02,
Investments—Equity
Method and Joint
Ventures (Topic 323) -
Accounting for
Investments in Tax Credit
Structures Using the
Proportional Amortization
Method
The

Financial Accounting

Standards Board
("FASB")

issued

Accounting

Standard
Update ("ASU") 2023-02 in March
2023, which

amends Accounting Standards
Codification ("ASC") Topic 323 by
permitting the election to apply the
proportional amortization method to account
for tax equity investments that generate
income tax credits through investment in
low-income-housing tax credit (LIHTC)
structures and other tax credit programs if
certain conditions are met. The ASU also
eliminates the application of the ASC
Subtopic 323-740 to LIHTC investments not
accounted for using the proportional
amortization method and instead requires
the use of other guidance.
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
January 1, 2024
The

Corporation

was

not

impacted

by
the

adoption

of

this

accounting
pronouncement

since

it

does

not

hold
equity securities measured at

fair value
with sale restrictions.

Accounting Standards Updates Not Yet Adopted
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2024-02,
Codification
Improvements—
Amendments to Remove
References to the
Concepts Statements

The

FASB

issued

ASU

2024-02

in

March
2024, which

removes various

references to
concept

statements

from

the

FASB
Accounting

Standards

Codification.

The
ASU

intends

to

simplify

the

Codification
and

distinguish

between

nonauthoritative
and authoritative guidance.
January 1, 2025
The Corporation

is currently

evaluating

any

impact

that

the

adoption

of

this
guidance

will

have

on

its

financial
statements

and

presentation

and
disclosures.
FASB ASU 2024-01,
Compensation - Stock
Compensation (Topic 718)
- Scope Application of
Profits Interest and Similar
Awards
The FASB issued ASU 2024-01 in March
2024, which amends ASC Topic 718 by
including an illustrative example to
demonstrate how an entity would apply the
scope guidance in paragraph 718-10-15-3
to determine whether profits interest awards
should be accounted for in accordance with
ASC

Topic

718.

The

ASU

is

intended

to
reduce complexity and diversity in practice.
January 1, 2025
The Corporation

is currently

evaluating
any

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
were removed from ASC Topic 740.
January 1, 2025
The Corporation

is currently

evaluating
any

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
any

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
requirements

with

those

of

the

SEC

under
Regulation S-X and S-K.

The date on which
the SEC removes
related disclosure
requirements from
Regulation S-X or
Regulation S-K. If by
June 30, 2027, the
SEC has not
removed the
applicable
requirements from
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
BPPR is

required by

regulatory agencies

to maintain

average reserve

balances with

the Federal

Reserve Bank

of New

York

(the
“Fed”) or other banks.

Those required average reserve balances amounted

to $
2.8

billion at March 31, 2024

(December 31, 2023 -
$
2.7

billion). Cash

and due

from banks,

as well

as other

highly liquid

securities, are

used to

cover the

required average

reserve
balances.

At March 31,

2024, the Corporation

held $
61

million in restricted

assets in the

form of funds

deposited in money

market accounts,
debt

securities

available

for

sale

and

equity

securities

(December

31,

2023

-

$
78

million).

The

restricted

assets

held

in

debt
securities available for sale and equity securities consist primarily of assets held for the Corporation’s non-qualified retirement plans
and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 5 – Debt securities available-for-sale
The following tables present

the amortized cost, gross

unrealized gains and losses,

approximate fair value, weighted average

yield
and contractual maturities of debt securities available-for-sale at March 31, 2024 and December 31, 2023.

At March 31, 2024
Allowance Gross Gross Weighted
Amortized for credit unrealized unrealized
Fair

average
(In thousands) cost losses
gains

losses value yield
U.S. Treasury securities
Within 1 year $
9,394,716
$
-
68
$
60,864
$
9,333,920
3.90
%
After 1 to 5 years
2,825,336
-
-
140,775
2,684,561
1.32
After 5 to 10 years
307,174
-
-
36,444
270,730
1.63
Total U.S. Treasury

securities
12,527,226
-
68
238,083
12,289,211
3.26
Collateralized mortgage obligations - federal agencies
After 1 to 5 years
15,883
-
-
813
15,070
1.54
After 5 to 10 years
19,189
-
-
1,337
17,852
2.29
After 10 years
104,671
-
21
10,006
94,686
2.55
Total collateralized

mortgage obligations - federal agencies
139,743
-
21
12,156
127,608
2.40
Mortgage-backed securities - federal agencies
Within 1 year
457
-
-
5
452
2.06
After 1 to 5 years
78,628
-
6
3,683
74,951
2.36
After 5 to 10 years
817,332
-
181
56,576
760,937
2.33
After 10 years
5,897,090
-
449
1,135,279
4,762,260
1.65
Total mortgage-backed

securities - federal agencies
6,793,507
-
636
1,195,543
5,598,600
1.74
Other
Within 1 year
1,005
500
-
-
505
4.00
After 1 to 5 years
1,500
-
-
-
1,500
8.50
Total other

2,505
500
-
-
2,005
6.69
Total debt securities

available-for-sale
[1] $
19,462,981
$
500
725
$
1,445,782
$
18,017,424
2.72
%
[1]

Includes $
11.8

billion pledged to secure government and trust deposits, assets sold under agreements to repurchase, credit facilities

and loan servicing
agreements that the secured parties are not permitted

to sell or repledge the collateral, of which $
11
.0 billion serve as collateral for public funds.

The
Corporation had unpledged Available for Sale securities

with a fair value of

$
6.2

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
262,788
10,747,061
2.75
Collateralized mortgage obligations - federal agencies
After 1 to 5 years
17,899
-
838
17,061
1.55
After 5 to 10 years
20,503
2
1,321
19,184
2.28
After 10 years
108,280
29
9,868
98,441
2.54
Total collateralized

mortgage obligations - federal agencies
146,682
31
12,027
134,686
2.38
Mortgage-backed securities - federal agencies
Within 1 year
637
-
3
634
3.72
After 1 to 5 years
82,310
11
3,536
78,785
2.34
After 5 to 10 years
792,431
75
48,250
744,256
2.28
After 10 years
6,067,353
667
1,046,909
5,021,111
1.64
Total mortgage-backed

securities - federal agencies
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
At March 31, 2024, the Corporation did not intend

to sell or believed it was more

likely than not that it would be

required to sell debt
securities classified as available-for-sale. There were
no

debt securities sold during the quarters ended March 31,

2024 and 2023.

The

following

tables

present

the

Corporation’s

fair

value

and

gross

unrealized

losses

of

debt

securities

available-for-sale,
aggregated by investment category and length of

time that individual securities have been in a continuous

unrealized loss position at
March 31, 2024 and December 31, 2023.

At March 31, 2024
Less than 12 months 12 months or more Total
Gross Gross Gross
Fair

unrealized
Fair

unrealized
Fair

unrealized
(In thousands)
value

losses
value

losses
value

losses
U.S. Treasury securities $
4,845,109
$
3,713
$
5,809,606
$
234,370
$
10,654,715
$
238,083
Collateralized mortgage obligations - federal agencies

2,127
2
123,238
12,154
125,365
12,156
Mortgage-backed securities
45,988
428
5,523,133
1,195,115
5,569,121
1,195,543
Total debt securities

available-for-sale in an unrealized loss position

$
4,893,224
$
4,143
$
11,455,977
$
1,441,639
$
16,349,201
$
1,445,782

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

$
287,277
$
5,566
$
12,455,131
$
1,367,947
$
12,742,408
$
1,373,513
As of March 31, 2024, the

portfolio of available-for-sale debt securities reflects gross unrealized losses of $
1.4

billion, driven mainly
by

mortgage-backed

securities,

which

have

been

impacted

by

a

decline

in

fair

value

as

a

result

of

the

rising

interest

rate
environment.

The portfolio of

available-for-sale debt securities is comprised

mainly of U.S Treasuries

and obligations from the

U.S.
Government, its

agencies or

government sponsored

entities, including

Federal National

Mortgage Association

(“FNMA”), Federal
Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”). As discussed in Note 2 of the 2023

Form 10-K,

these securities

carry an

explicit or

implicit guarantee

from the

U.S. Government,

are highly

rated by

major
rating agencies, and have a long history of

no credit losses. Accordingly, the Corporation applies a zero-credit loss assumption.

Note 6 –Debt securities held-to-maturity
The following

tables present

the amortized

cost, allowance

for credit

losses, gross

unrealized gains

and losses,

approximate fair
value, weighted

average yield

and contractual

maturities of

debt securities

held-to-maturity at

March 31,

2024 and

December 31,
2023.

At March 31, 2024
Allowance
Carrying
Value

Gross

Gross

Weighted
Amortized

Book
[1]
for Credit
Net of

unrealized unrealized
Fair

average
(In thousands) cost Value Losses Allowance
gains

losses value yield
U.S. Treasury securities

Within 1 year $
597,620
$
597,620
$
-
$
597,620
$
-
$
7,857
$
589,763
2.61
%
After 1 to 5 years
8,030,813
7,416,332
-
7,416,332
-
111,295
7,305,037
1.37
Total U.S. Treasury

securities
8,628,433
8,013,952
-
8,013,952
-
119,152
7,894,800
1.46
Obligations of Puerto Rico, States and
political subdivisions
Within 1 year
3,055
3,055
11
3,044
7
6
3,045
6.23
After 1 to 5 years
18,615
18,615
135
18,480
68
130
18,418
3.60
After 5 to 10 years
845
845
28
817
28
-
845
5.80
After 10 years
39,197
39,197
5,557
33,640
2,890
2,636
33,894
1.42
Total obligations of

Puerto Rico, States and
political subdivisions
61,712
61,712
5,731
55,981
2,993
2,772
56,202
2.38
Collateralized mortgage obligations - federal
agencies
After 10 years
1,536
1,536
-
1,536
-
172
1,364
2.87
Total collateralized

mortgage obligations -
federal agencies
1,536
1,536
-
1,536
-
172
1,364
2.87
Securities in wholly owned statutory business
trusts
After 10 years
5,960
5,960
-
5,960
-
-
5,960
6.33
Total securities

in wholly owned statutory
business trusts
5,960
5,960
-
5,960
-
-
5,960
6.33
Total debt securities

held-to-maturity [2]
$
8,697,641
$
8,083,160
$
5,731
$
8,077,429
$
2,993
$
122,096
$
7,958,326
1.47
%
[1]
Book value includes $
614

million of net unrealized loss which remains in

Accumulated other comprehensive (loss) income

(AOCI) related to
certain securities previously transferred from available-for-sale securities portfolio to the held-to-maturity securities portfolio.
[2]
Includes $
8
.0 billion pledged to secure public and trust deposits

that the secured parties are not permitted to sell

or repledge the collateral.

The
Corporation had unpledged held-to-maturities securities with a fair value of $
69.3

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
637
29,709
8,092,339
1.47
Obligations of Puerto Rico, States and
political subdivisions `
Within 1 year
4,820
4,820
9
4,811
3
-
4,814
6.17
%
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
148
1,408
2.90
Securities in wholly owned statutory business
trusts
After 10 years
5,960
5,960
-
5,960
-
-
5,960
6.33
Total securities

in wholly owned statutory
business trusts
5,960
5,960
-
5,960
-
-
5,960
6.33
Total debt securities

held-to-maturity [2]
$
8,852,825
$
8,194,335
$
5,780
$
8,188,555
$
3,578
$
32,748
$
8,159,385
1.48
%
[1] Book value includes $
658

million of net unrealized loss which remains in Accumulated

other comprehensive (loss) income (AOCI)

related to certain
securities transferred from available-for-sale securities

portfolio to the held-to-maturity securities portfolio as discussed in Note 6 of the 2023 Form
10-K.
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
Credit Quality Indicators
The following describes the credit quality indicators by major security type that the Corporation considers to develop the

estimate of
the allowance for credit losses for investment securities

held-to-maturity.
As

discussed in

Note

2

of

2023 Form

10-K,

U.S. Treasury

securities

carry

an

explicit

guarantee from

the

U.S. Government

are
highly rated by major rating

agencies and have a long

history of no credit losses. Accordingly,

the Corporation applies a zero-credit
loss assumption and no allowance for credit losses

(“ACL”) for these

securities has been established.
At March 31, 2024

and December 31, 2023, the

“Obligations of Puerto Rico, States and

political subdivisions” classified as held-to-
maturity,

includes

securities

issued by

municipalities

of

Puerto

Rico

that

are

generally

not

rated

by

a

credit

rating

agency.

This
includes $
16

million of general and special obligation bonds issued by three municipalities of Puerto Rico, that are payable primarily
from

certain

property

taxes

imposed

by

the

issuing

municipality

(December

31,

2023

-

$
19

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

At March 31, 2024 At December 31, 2023
(In thousands)
Securities issued by Puerto Rico municipalities
Watch $
2,255
$
2,255
Pass
13,265
16,565
Total $
15,520
$
18,820
At

March

31,

2024,

the

portfolio

of

“Obligations

of

Puerto

Rico,

States

and

political

subdivisions”

also

includes

$
39

million

in
securities

issued

by

the

Puerto

Rico

Housing

Finance

Authority

(“HFA”),

a

government

instrumentality,

for

which

the

underlying
source of payment is second mortgage loans in Puerto Rico residential properties (not the government), but for which HFA, provides a guarantee

in the

event of default

and upon the

satisfaction of certain

other conditions (December

31, 2023 -

$
40

million). These
securities are not rated by a credit rating agency.

The

Corporation

assesses

the

credit

risk

associated

with

these

securities

by

evaluating

the

refreshed

FICO

scores

of

a
representative

sample

of

the

underlying

borrowers.

As

of

March

31,

2024,

the

average

refreshed

FICO

score

for

the

sample,
comprised

of
68
%

of

the

nominal

value

of

the

securities,

used

for

the

loss

estimate

was

of
708

(compared

to
67
%

and
708
,
respectively, at

December 31, 2023).

The loss estimates

for this portfolio

was based on

the methodology established

under CECL
for

similar

loan

obligations.

The

Corporation

does

not

consider

the

government

guarantee

when

estimating

the

credit

losses
associated with this portfolio.
A
deterioration of

the Puerto

Rico economy

or

of

the fiscal

health of

the

Government of

Puerto

Rico

and/or

its

instrumentalities
(including if any

of the issuing municipalities

become subject to a

debt restructuring proceeding under

PROMESA) could adversely
affect the value of these securities, resulting in losses to the Corporation.

Refer to

Note 20
to the

Consolidated Financial

Statements
for additional

information on

the Corporation’s

exposure to

the Puerto
Rico Government.
At

March

31,

2024

and

December 31,

2023,

the

portfolio

of

“Obligations

of

Puerto

Rico,

States

and

political

subdivisions”

also
includes

$
7

million

in securities

issued

by the

HFA

for

which the

underlying source

of

payment

is U.S.

Treasury

securities.

The
Corporation applies a
zero
-credit loss assumption for

these securities, and no

ACL has been

established for these securities

given
that U.S. Treasury

securities carry an

explicit guarantee from the

U.S. Government, are

highly rated by

major rating agencies,

and
have a long history of no credit losses. Refer

to Note 2 of 2023 Form 10-K for further details.
Delinquency status
At March 31, 2024 and December 31, 2023, there were
no

securities held-to-maturity in past due or non-performing

status.
Allowance for credit losses on debt securities held-to-maturity
The following table provides the

activity in the allowance for

credit losses related to debt securities

held-to-maturity by security type
at March 31, 2024 and March 31, 2023:

For the quarters ended March 31,

2024 2023
(In thousands) Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance $
5,780
$
6,911
Provision for credit losses (benefit)
(49)
(119)
Securities charged-off
-
-
Recoveries
-
-
Ending balance $
5,731
$
6,792
The

allowance

for

credit

losses

for

the

Obligations

of

Puerto

Rico,

States

and

political

subdivisions

includes

$
0.2

million

for
securities issued by municipalities of

Puerto Rico, and $
5.6

million for bonds issued by

the Puerto Rico HFA,

which are secured by
second mortgage loans on

Puerto Rico residential properties (compared to

$
0.2

million and $
5.6

million, respectively, at

December
31, 2023).

Note 7 – Loans
For

a

summary

of the

accounting policies

related to

loans, interest

recognition

and

allowance for

credit

losses

refer to

Note

2

-
Summary of Significant Accounting Policies of the 2023

Form 10-K.
During the

quarter ended

March 31,

2024, the

Corporation recorded purchases

(including repurchases)

of mortgage

loans of

$
86
million,

and

commercial

loans

of

$
56

million;

compared

to

purchases

(including

repurchases)

of

mortgage

loans

of

$
76

million,
consumer loans of $
27

million, and commercial loans of $
45

million during the quarter ended March 31, 2023.

The Corporation

performed whole-loan

sales involving

approximately $
11

million of

residential mortgage loans,

and $
12

million of
commercial and construction loans

during the quarter ended

March 31, 2024 (March

31, 2023 -

$
10

million of residential mortgage
loans

and

$
2

million

of

commercial

and

construction

loans).

Also,

during

the

quarter

ended

March

31,

2024,

the

Corporation
securitized approximately $
1

million of mortgage loans into GNMA mortgage-backed

securities and $
1

million of mortgage loans into
FNMA mortgage-backed securities, compared to $
1

million and $
10

million, respectively, during the quarter ended March 31, 2023.

Delinquency status
The following tables present the

amortized cost basis of loans

held-in-portfolio (“HIP”), net of unearned

income, by past due status,
and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at
March 31, 2024 and December 31, 2023.

March 31, 2024
BPPR
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual
Accruing

(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
19,384
$
2,027
$
106
$
21,517
$
282,134
$
303,651
$
106
$
-
Commercial real estate:
Non-owner occupied
2,378
3,278
7,922
13,578
2,982,907
2,996,485
7,922
-
Owner occupied
6,628
432
26,124
33,184
1,392,908
1,426,092
26,124
-
Commercial and industrial
3,020
8,552
33,741
45,313
4,699,810
4,745,123
29,171
4,570
Construction
-
-
-
-
162,724
162,724
-
-
Mortgage
254,008
107,224
385,062
746,294
5,737,257
6,483,551
166,473
218,589
Leasing
19,936
4,752
7,267
31,955
1,733,458
1,765,413
7,267
-
Consumer:
Credit cards
13,034
9,528
23,858
46,420
1,095,716
1,142,136
-
23,858
Home equity lines of credit
-
226
7
233
2,336
2,569
-
7
Personal
19,822
12,169
19,092
51,083
1,695,410
1,746,493
19,092
-
Auto
82,957
18,420
41,807
143,184
3,563,670
3,706,854
41,807
-
Other
1,022
150
939
2,111
151,567
153,678
632
307
Total $
422,189
$
166,758
$
545,925
$
1,134,872
$
23,499,897
$
24,634,769
$
298,594
$
247,331

March 31, 2024
Popular U.S.
Past due Past due 90 days or more
30-59 60-89 90 days
Total

Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
3,434
$
-
$
8,700
$
12,134
$
2,068,850
$
2,080,984
$
8,700
$
-
Commercial real estate:
Non-owner occupied
740
1,364
2,407
4,511
2,056,063
2,060,574
2,407
-
Owner occupied
6,107
19,009
3,877
28,993
1,662,759
1,691,752
3,877
-
Commercial and industrial
9,961
628
6,634
17,223
2,263,137
2,280,360
6,423
211
Construction
8,825
-
-
8,825
837,754
846,579
-
-
Mortgage
25,558
533
28,071
54,162
1,245,949
1,300,111
28,071
-
Consumer:
Credit cards
-
-
-
-
17
17
-
-
Home equity lines of
credit
846
390
3,986
5,222
58,926
64,148
3,986
-
Personal
2,142
1,695
2,068
5,905
144,612
150,517
2,068
-
Other
-
-
1
1
8,926
8,927
1
-
Total $
57,613
$
23,619
$
55,744
$
136,976
$
10,346,993
$
10,483,969
$
55,533
$
211

March 31, 2024
Popular, Inc.
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP
[2] [3]
loans loans
Commercial multi-family $
22,818
$
2,027
$
8,806
$
33,651
$
2,350,984
$
2,384,635
$
8,806
$
-
Commercial real estate:
Non-owner occupied
3,118
4,642
10,329
18,089
5,038,970
5,057,059
10,329
-
Owner occupied
12,735
19,441
30,001
62,177
3,055,667
3,117,844
30,001
-
Commercial and industrial
12,981
9,180
40,375
62,536
6,962,947
7,025,483
35,594
4,781
Construction
8,825
-
-
8,825
1,000,478
1,009,303
-
-
Mortgage
[1]
279,566
107,757
413,133
800,456
6,983,206
7,783,662
194,544
218,589
Leasing
19,936
4,752
7,267
31,955
1,733,458
1,765,413
7,267
-
Consumer:
Credit cards
13,034
9,528
23,858
46,420
1,095,733
1,142,153
-
23,858
Home equity lines of credit
846
616
3,993
5,455
61,262
66,717
3,986
7
Personal
21,964
13,864
21,160
56,988
1,840,022
1,897,010
21,160
-
Auto
82,957
18,420
41,807
143,184
3,563,670
3,706,854
41,807
-
Other
1,022
150
940
2,112
160,493
162,605
633
307
Total $
479,802
$
190,377
$
601,669
$
1,271,848
$
33,846,890
$
35,118,738
$
354,127
$
247,542
[1]
It is the Corporation’s policy to report delinquent residential mortgage loans insured by Federal Housing Administration

(“FHA”) or guaranteed by
the U.S. Department of Veterans Affairs

(“VA”) as accruing loans past

due 90 days or more as opposed to non-performing

since the principal
repayment is insured.

These balances include $
93

million of residential mortgage loans insured by FHA

or guaranteed by the VA

that are no
longer accruing interest as of March 31, 2024. Furthermore, as of March 31, 2024, the Corporation had approximately

$
37

million in reverse
mortgage loans which are guaranteed by FHA, but which

are currently not accruing interest. Due to the guaranteed

nature of the loans, it is the
Corporation’s policy to exclude these balances from

non-performing assets.
[2] Loans held-in-portfolio are net of $
367

million in unearned income and exclude $
5

million in loans held-for-sale.
[3] Includes $
14

billion pledged to secure credit facilities and public

funds that the secured parties are not permitted to sell

or repledge the collateral,
of which $
7.0

billion were pledged at the Federal Home Loan Bank

("FHLB") as collateral for borrowings and $
7

billion at the Federal Reserve
Bank ("FRB") for discount window borrowings. As of

March 31, 2024, the Corporation had an available borrowing

facility with the FHLB and the
discount window of Federal Reserve Bank of New York

of $
3.8

billion and $
4.6

billion, respectively.

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

of $
3.5

billion and $
4.4

billion, respectively.
Recognition of interest income on mortgage loans is generally discontinued when loans are 90 days or more in arrears on payments of principal or interest. The Corporation discontinues the recognition of interest income on residential mortgage loans insured by the
FHA or guaranteed by the VA when 15 months

delinquent as to principal or interest, since the principal repayment on these loans is insured.
At March

31, 2024, mortgage

loans held-in-portfolio include

$
2.3

billion (December 31,

2023 -

$
2.2

billion) of loans

insured by the
FHA, or

guaranteed by

the VA

of which

$
218.7

million (December

31, 2023

- $
241.6

million) are

90 days

or more

past due.

The
portfolio of guaranteed loans includes $
93

million of residential mortgage loans in Puerto Rico

that are no longer accruing interest as
of March 31, 2024 (December 31, 2023 - $
106

million). The Corporation has approximately $
37

million in reverse mortgage loans in
Puerto Rico

which are guaranteed

by FHA,

but which

are currently not

accruing interest at

March 31,

2024 (December 31,

2023 -
$
38

million).
Loans with a delinquency status of 90 days past due as of March 31, 2024 include $
10

million in loans previously pooled into GNMA
securities

(December

31,

2023

-

$
11

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

The following tables present the amortized cost basis

of non-accrual loans as of March 31, 2024

and December 31, 2023 by class of
loans:

March 31, 2024
BPPR Popular U.S. Popular, Inc.
(In thousands)
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Commercial multi-family $
-
$
106
$
8,700
$
-
$
8,700
$
106
Commercial real estate non-owner occupied
3,635
4,287
1,344
1,063
4,979
5,350
Commercial real estate owner occupied
17,541
8,583
3,877
-
21,418
8,583
Commercial and industrial
18,914
10,257
-
6,423
18,914
16,680
Mortgage
82,843
83,630
190
27,881
83,033
111,511
Leasing
453
6,814
-
-
453
6,814
Consumer:

HELOCs
-
-
-
3,986
-
3,986

Personal

3,458
15,634
-
2,068
3,458
17,702

Auto

1,809
39,998
-
-
1,809
39,998

Other
263
369
-
1
263
370
Total $
128,916
$
169,678
$
14,111
$
41,422
$
143,027
$
211,100

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
Loans in non-accrual status with

no allowance at March 31,

2024 include $
143

million in collateral dependent loans

(December 31,
2023 - $
126

million). The Corporation recognized $
3

million in interest income on non-accrual loans during the quarter ended March
31, 2024 (March 31, 2023 - $
4

million).
The following tables present the amortized cost basis

of collateral-dependent loans, for which the ACL was measured based on the
fair value of the collateral less cost to sell, by class

of loans and type of collateral as of March

31, 2024 and December 31, 2023:

March 31, 2024
(In thousands) Real Estate Auto Equipment
Accounts
Receivables Other Total
BPPR
Commercial multi-family $
1,325
$
-
$
-
$
-
-
$
1,325
Commercial real estate:
Non-owner occupied
159,712
-
-
-
-
159,712
Owner occupied
22,840
-
-
-
-
22,840
Commercial and industrial
1,130
-
-
2,172
23,693
26,995
Mortgage
80,487
-
-
-
-
80,487
Leasing
-
1,257
-
-
-
1,257
Consumer:
Personal
3,708
-
-
-
-
3,708
Auto
-
13,910
-
-
-
13,910
Other
-
-
-
-
303
303
Total BPPR $
269,202
$
15,167
$
-
$
2,172
23,996
$
310,537
Popular U.S.
Commercial multi-family $
8,700
$
-
$
-
$
-
-
$
8,700
Commercial real estate:
Non-owner occupied
1,344
$
-
-
-
-
1,344
Owner occupied
3,877
$
-
-
-
-
3,877
Commercial and industrial
-
-
70
-
2,297
2,367
Mortgage
1,040
-
-
-
-
1,040
Total Popular U.S. $
14,961
$
-
$
70
$
-
2,297
$
17,328
Popular, Inc.
Commercial multi-family $
10,025
$
-
$
-
$
-
-
$
10,025
Commercial real estate:
Non-owner occupied
161,056
-
-
-
-
161,056
Owner occupied
26,717
-
-
-
-
26,717
Commercial and industrial
1,130
-
70
2,172
25,990
29,362
Mortgage
81,527
-
-
-
-
81,527
Leasing
-
1,257
-
-
-
1,257
Consumer:
Personal
3,708
-
-
-
-
3,708
Auto
-
13,910
-
-
-
13,910
Other
-
-
-
-
303
303
Total Popular,

Inc.
$
284,163
$
15,167
$
70
$
2,172
26,293
$
327,865

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
3,877
-
-
-
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

(In thousands) March 31, 2024 March 31, 2023
Purchase price of loans at acquisition $
426
$
255
Allowance for credit losses at acquisition
17
68
Non-credit discount / (premium) at acquisition
-
9
Par value of acquired loans at acquisition $
443
$
332

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

31,2024, the

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
The

2024

annualized GDP

growth in

the

baseline scenario

improved to

2.0%

and

2.3%

for

Puerto

Rico

and

the

United

States,
respectively, compared to 1.2% and 1.7%

in the previous quarter. The 2024 forecasted average unemployment rate for

Puerto Rico
and the United States remained stable at 6.5%

and 3.9%, respectively, compared to 6.8% and 4.0% in previous forecast.
The following

tables present

the changes

in the

ACL of

loans held-in-portfolio

and unfunded

commitments for

the quarters

ended
March 31, 2024 and 2023.

For the quarter ended March 31, 2024
BPPR
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balances
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
3,614
$
(48)
$
-
$
-
$
1
$
3,567
Commercial real estate non-owner occupied
53,754
(413)
-
-
325
53,666
Commercial real estate owner occupied
40,637
5,147
-
(2,785)
538
43,537
Commercial and industrial
107,577
376
-
(6,669)
1,560
102,844
Total Commercial
205,582
5,062
-
(9,454)
2,424
203,614
Construction
5,294
(2,180)
-
-
-
3,114
Mortgage
72,440
(319)
17
(765)
5,191
76,564
Leasing
9,708
2,968
-
(4,850)
1,165
8,991
Consumer

Credit cards
80,487
21,640
-
(16,396)
2,438
88,169

Home equity lines of credit
103
103
-
(197)
93
102

Personal
101,181
20,263
-
(24,349)
2,409
99,504

Auto
157,931
13,371
-
(20,167)
6,321
157,456

Other
7,132
100
-
(664)
240
6,808
Total Consumer
346,834
55,477
-
(61,773)
11,501
352,039
Total - Loans $
639,858
$
61,008
$
17
$
(76,842)
$
20,281
$
644,322
Allowance for credit losses - unfunded commitments:
Commercial $
5,062
$
(120)
$
-
$
-
$
-
$
4,942
Construction
1,618
(177)
-
-
-
1,441
Ending balance - unfunded commitments [1] $
6,680
$
(297)
$
-
$
-
$
-
$
6,383
[1] Allowance for credit losses of unfunded commitments

is presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended March 31, 2024
Popular U.S.
Provision for

Beginning credit losses - Ending
(In thousands) Balance (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
10,126
$
(510)
$
(441)
$
1
$
9,176
Commercial real estate non-owner occupied
11,699
195
-
64
11,958
Commercial real estate owner occupied
16,227
4,019
-
24
20,270
Commercial and industrial
14,779
3,203
(564)
156
17,574
Total Commercial
52,831
6,907
(1,005)
245
58,978
Construction
7,392
633
-
-
8,025
Mortgage
10,774
(925)
-
25
9,874
Consumer

Home equity lines of credit
1,875
(253)
(7)
155
1,770

Personal
16,609
4,991
(5,712)
685
16,573

Other
2
25
(31)
6
2
Total Consumer
18,486
4,763
(5,750)
846
18,345
Total - Loans $
89,483
$
11,378
$
(6,755)
$
1,116
$
95,222
Allowance for credit losses - unfunded commitments:
Commercial $
1,851
$
691
$
-
$
-
$
2,542
Construction
8,446
(609)
-
-
7,837
Consumer
29
(24)
-
-
5
Ending balance - unfunded commitments [1] $
10,326
$
58
$
-
$
-
$
10,384
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended March 31, 2024
Popular Inc.
Provision for
Allowance
for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
13,740
$
(558)
$
-
$
(441)
$
2
$
12,743
Commercial real estate non-owner occupied
65,453
(218)
-
-
389
65,624
Commercial real estate owner occupied
56,864
9,166
-
(2,785)
562
63,807
Commercial and industrial
122,356
3,579
-
(7,233)
1,716
120,418
Total Commercial
258,413
11,969
-
(10,459)
2,669
262,592
Construction
12,686
(1,547)
-
-
-
11,139
Mortgage
83,214
(1,244)
17
(765)
5,216
86,438
Leasing
9,708
2,968
-
(4,850)
1,165
8,991
Consumer

Credit cards
80,487
21,640
-
(16,396)
2,438
88,169

Home equity lines of credit
1,978
(150)
-
(204)
248
1,872

Personal
117,790
25,254
-
(30,061)
3,094
116,077

Auto
157,931
13,371
-
(20,167)
6,321
157,456

Other
7,134
125
-
(695)
246
6,810
Total Consumer
365,320
60,240
-
(67,523)
12,347
370,384
Total - Loans $
729,341
$
72,386
$
17
$
(83,597)
$
21,397
$
739,544
Allowance for credit losses - unfunded commitments:
Commercial $
6,913
$
571
$
-
$
-
$
-
$
7,484
Construction
10,064
(786)
-
-
-
9,278
Consumer
29
(24)
-
-
-
5
Ending balance - unfunded commitments [1] $
17,006
$
(239)
$
-
$
-
$
-
$
16,767
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

Home equity lines of credit
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

Statements of Financial Condition.

For the quarter ended March 31, 2023
Popular U.S.
Impact of Provision for
Beginning Adopting credit losses Ending
(In thousands) Balance ASU 2022-02 (benefit) Charge-offs Recoveries Balance
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

Home equity lines of credit
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
The amount of outstanding commitments to lend additional funds to debtors with financial difficulties owing receivables whose terms have

been

modified

during the

quarters

ended March

31,

2024

and

March

31,

2023

amounted

to

$
4.2

million

and

$
7.0

million,
respectively, related to the commercial loan portfolios.
The following tables show the amortized cost basis of the loans modified to borrowers experiencing financial difficulties at the end of the reporting period disaggregated by class of financing receivable and type of concession granted for the quarters ended March

31,
2024

and

March

31,

2023.

Loans

modified

to

borrowers

under

financial

difficulties

that

were

fully

paid

down,

charged-off

or
foreclosed upon by period end are not reported.

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the quarter ended March 31,2024
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at March
31,2024
% of total class
of Financing
Receivable
Amortized Cost
Basis at March
31,2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31,2024
% of total class of
Financing
Receivable
Commercial and industrial $
387
0.01
% $
-
-
% $
387
0.01
%
Consumer:

Credit cards
129
0.01
%
-
-
%
129
0.01
%

Personal
243
0.01
%
-
-
%
243
0.01
%
Total $
759
-
% $
-
-
% $
759
-
%
Term Extension
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at March
31,2024
% of total class
of Financing
Receivable
Amortized Cost
Basis at March
31,2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31,2024
% of total class of
Financing
Receivable
CRE non-owner occupied $
36,718
1.23
% $
-
-
% $
36,718
0.73
%
CRE owner occupied
16,366
1.15
%
-
-
%
16,366
0.52
%
Commercial and industrial
2,494
0.05
%
-
-
%
2,494
0.04
%
Mortgage
12,979
0.20
%
-
-
%
12,979
0.17
%
Consumer:

Personal
199
0.01
%
5
-
%
204
0.01
%
Total $
68,756
0.28
% $
5
-
% $
68,761
0.20
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at March
31,2024
% of total class
of Financing
Receivable
Amortized Cost
Basis at March
31,2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31,2024
% of total class of
Financing
Receivable
CRE owner occupied $
10,312
0.72
% $
-
-
% $
10,312
0.33
%
Commercial and industrial
5,920
0.12
%
-
-
%
5,920
0.08
%
Total $
16,232
0.07
% $
-
-
% $
16,232
0.05
%
Combination - Term extension

and Interest Rate Reduction
BPPR Popular U.S.
Popular, Inc.
(In thousands)
Amortized Cost
Basis at March
31,2024
% of total class
of Financing
Receivable
Amortized Cost
Basis at March
31,2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31,2024
% of total class of
Financing
Receivable
CRE non-owner occupied $
891
0.03
% $
-
-
% $
891
0.02
%
Commercial and industrial
101
-
%
-
-
%
101
-
%
Mortgage
3,422
0.05
%
38
-
%
3,460
0.04
%
Consumer:

Personal
1,056
0.06
%
145
0.10
%
1,201
0.06
%
Total $
5,470
0.02
% $
183
-
% $
5,653
0.02
%
Combination -

Other-Than-Insignificant Payment Delays and Interest Rate

Reduction
Puerto Rico Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at March
31,2024
% of total class
of Financing
Receivable
Amortized Cost
Basis at March
31,2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31,2024
% of total class of
Financing
Receivable
Commercial and industrial $
16
-
% $
-
-
% $
16
-
%
Consumer:

Credit cards
315
0.03
%
-
-
%
315
0.03
%
Total $
331
-
% $
-
-
% $
331
-
%

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the quarter ended March 31,2023
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at March
31,2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at March
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31,2023
% of total class of
Financing
Receivable
Mortgage $
227
-
% $
-
-
% $
227
-
%
Consumer:

Credit cards
497
0.05
%
-
-
%
497
0.05
%

Personal
172
0.01
%
-
-
%
172
0.01
%

Other
3
-
%
-
-
%
3
-
%
Total $
899
-
% $
-
-
% $
899
-
%
Term Extension
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at March
31,2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at March
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31,2023
% of total class of
Financing
Receivable
CRE owner occupied $
1,754
0.12
% $
-
-
% $
1,754
0.06
%
Commercial and industrial
3,705
0.09
%
-
-
%
3,705
0.06
%
Construction
-
-
%
3,518
0.65
%
3,518
0.50
%
Mortgage
14,521
0.24
%
1,853
0.14
%
16,374
0.22
%
Consumer:

Personal
26
-
%
54
0.02
%
80
-
%
Total $
20,006
0.09
% $
5,425
0.06
% $
25,431
0.08
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S. Popular, Inc.
(In thousands)
Amortized Cost
Basis at March
31,2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at March
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31,2023
% of total class of
Financing
Receivable
CRE non-owner occupied $
1,751
0.06
% $
-
-
% $
1,751
0.04
%
CRE owner occupied
13,156
0.88
%
13,744
0.90
%
26,900
0.89
%
Commercial and industrial
1,411
0.04
%
864
0.04
%
2,275
0.04
%
Consumer:

Other
33
0.03
%
-
-
%
33
0.02
%
Total $
16,351
0.07
% $
14,608
0.15
% $
30,959
0.10
%
Combination - Term extension

and Interest Rate Reduction
BPPR Popular U.S.
Popular, Inc.
(In thousands)
Amortized Cost
Basis at March
31,2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at March
31,2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31,2023
% of total class of
Financing
Receivable
CRE owner occupied $
101
0.01
% $
-
-
% $
101
-
%
Mortgage
10,473
0.17
%
328
0.03
%
10,801
0.15
%
Consumer:

Personal
422
0.03
%
-
-
%
422
0.02
%

Auto
29
-
%
-
-
%
29
-
%
Total $
11,025
0.05
% $
328
-
% $
11,353
0.04
%

The following tables describe the financial effect of the

modifications made to borrowers experiencing

financial difficulties:

For the quarter ended March 31, 2024
Interest rate reduction
Loan Type Financial Effect
CRE Non-owner occupied Reduced weighted-average contractual interest rate from
10.13
% to
8.25
%.
Commercial and industrial Reduced weighted-average contractual interest rate from
25.53
% to
9.83
%.
Mortgage Reduced weighted-average contractual interest rate from
5.88
% to
4.5
0%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
21.05
% to
6.23
%.
Personal Reduced weighted-average contractual interest rate from
18.06
% to
9.68
%.
Term extension
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
1

year to the life of loans.
CRE Owner occupied Added a weighted-average of
6

months to the life of loans.
Commercial and industrial Added a weighted-average of
9

months to the life of loans.
Mortgage Added a weighted-average of
12

years to the life of loans.
Consumer:
Personal Added a weighted-average of
11

years to the life of loans.
Other than insignificant payment delay
Loan Type Financial Effect
CRE Owner occupied Added a weighted-average of
12

months to the life of loans.
Commercial and industrial Added a weighted-average of
8

months to the life of loans.
Consumer:
Credit cards Added a weighted-average of
23

months to the life of loans.

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
% to
12.62
%.
Other Reduced weighted-average contractual interest rate from
17.99
% to
0
%.
Term extension
Loan Type Financial Effect
CRE Owner occupied Added a weighted-average of
2

years to the life of loans.
Commercial and industrial Added a weighted-average of
5

months to the life of loans.
Construction Added a weighted-average of
6

months to the life of loans.
Mortgage Added a weighted-average of
10

years to the life of loans.
Consumer:
Personal Added a weighted-average of
6

years to the life of loans.
Auto Added a weighted-average of
2

years to the life of loans.
Other than insignificant payment delay
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
12

months to the life of loans.
CRE Owner occupied Added a weighted-average of
7

months to the life of loans.
Commercial and industrial Added a weighted-average of
9

months to the life of loans.
Consumer:
Other Added a weighted-average of
11

months to the life of loans.

The following tables present, by class, the performance of loans that have been modified during the twelve months preceding March
31,

2024.

The

past

due

90

days

or

more

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

March 31, 2024
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
Commercial multi-family $
-
$
-
$
65
$
65
$
-
$
65
$
-
$
65
CRE non-owner occupied
179
3,278
2,918
6,375
60,491
66,866
-
2,918
CRE owner occupied
811
-
1,969
2,780
189,327
192,107
537
1,432
Commercial and industrial
626
-
16,492
17,118
32,511
49,629
2,774
13,718
Mortgage
5,970
3,954
23,151
33,075
49,225
82,300
3,525
19,626
Consumer:

Credit cards
126
31
223
380
1,017
1,397
159
64

Personal
42
105
1,058
1,205
3,071
4,276
51
1,007

Auto
-
-
13
13
71
84
-
13

Other
-
-
-
-
3
3
-
-
Total $
7,754
$
7,368
$
45,889
$
61,011
$
335,716
$
396,727
$
7,046
$
38,843
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

March 31, 2024
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE owner occupied $
-
$
-
$
-
$
-
$
57,550
$
57,550
$
-
$
-
Mortgage
-
-
324
324
3,403
3,727
-
324
Consumer:

Personal
-
-
160
160
124
284
-
160
Total $
-
$
-
$
484
$
484
$
61,077
$
61,561
$
-
$
484
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

March 31, 2024
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
Commercial multi-family $
-
$
-
$
65
$
65
$
-
$
65
$
-
$
65
CRE non-owner occupied
179
3,278
2,918
6,375
60,491
66,866
-
2,918
CRE owner occupied
811
-
1,969
2,780
246,877
249,657
537
1,432
Commercial and industrial
626
-
16,492
17,118
32,511
49,629
2,774
13,718
Mortgage
5,970
3,954
23,475
33,399
52,628
86,027
3,525
19,950
Consumer:

Credit cards
126
31
223
380
1,017
1,397
159
64

Personal
42
105
1,218
1,365
3,195
4,560
51
1,167

Auto
-
-
13
13
71
84
-
13

Other
-
-
-
-
3
3
-
-
Total $
7,754
$
7,368
$
46,373
$
61,495
$
396,793
$
458,288
$
7,046
$
39,327
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

by period end are not reported.

The following tables present, by class, the performance

of loans that have been modified during the quarter

ended March 31, 2023.

BPPR

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

by period end are not reported.
Payment

default

is

defined

as

a

restructured

loan

becoming

90

days

past

due

after

being

modified,

foreclosed

or

charged-off,
whichever occurs

first. During

the quarter

ended March

31,2024, the

outstanding balance

of

loans modified

for borrowers

under
financial difficulties that were subject to payment default and that had been modified during the twelve months preceding the default
date was $
21

million. The amount was not considered material

for the quarter ended March 31, 2023.
For the quarter ended March 31,2024, extension of maturity and the combination of interest rate reduction and extension of maturity amounted

to

$
20

million

and

$
1

million,

respectively,

of

the

outstanding balance

of

loans modified

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

2024

and

December

31,

2023

and

the

gross

write-offs

recorded

by
vintage year. For

the definitions of the obligor risk ratings,

refer to the Credit Quality section of

Note 9 to the Consolidated Financial
Statements included in the 2023 Form 10-K:

March 31, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior

Years Total
BPPR
Commercial:
Commercial multi-family
Pass $
41,585
$
37,808
$
138,013
$
21,271
$
20,401
$
28,387
$
-
$
-
$
287,465
Watch
-
-
-
-
-
6,112
-
-
6,112
Special Mention
-
-
554
-
-
4,743
-
-
5,297
Substandard
-
-
-
-
-
4,777
-
-
4,777
Total commercial
multi-family $
41,585
$
37,808
$
138,567
$
21,271
$
20,401
$
44,019
$
-
$
-
$
303,651
Commercial real estate non-owner occupied
Pass $
24,000
$
308,584
$
854,075
$
558,216
$
356,421
$
594,172
$
3,896
$
-
$
2,699,364
Watch
-
2,590
727
5,144
21,840
39,832
-
-
70,133
Special Mention
-
42,111
6,879
24,626
-
73,034
-
-
146,650
Substandard
-
1,011
1,260
179
2,164
71,074
4,650
-
80,338
Total commercial
real estate non-
owner occupied $
24,000
$
354,296
$
862,941
$
588,165
$
380,425
$
778,112
$
8,546
$
-
$
2,996,485
Commercial real estate owner occupied
Pass $
56,699
$
94,564
$
154,134
$
224,909
$
49,919
$
369,657
$
8,083
$
-
$
957,965
Watch
249
1,965
44,450
9,048
4,556
61,509
1,003
-
122,780
Special Mention
-
942
21,683
20,611
1,101
41,356
-
-
85,693
Substandard
161
1,238
15,848
4,962
142,903
80,416
14,017
-
259,545
Doubtful
-
-
-
-
-
109
-
-
109
Total commercial
real estate owner
occupied $
57,109
$
98,709
$
236,115
$
259,530
$
198,479
$
553,047
$
23,103
$
-
$
1,426,092
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
2,785
$
-
$
-
$
2,785

Commercial and industrial
Pass $
142,966
$
975,917
$
627,072
$
339,891
$
236,641
$
368,158
$
1,202,822
$
-
$
3,893,467
Watch
4,012
66,951
55,844
162,005
3,730
77,782
216,159
-
586,483
Special Mention
423
5,472
36,829
260
2,867
41,837
73,721
-
161,409
Substandard
418
1,051
2,182
8,570
15,962
31,756
43,282
-
103,221
Doubtful
-
-
-
-
54
32
-
-
86
Loss
-
-
-
-
-
-
457
-
457
Total commercial
and industrial $
147,819
$
1,049,391
$
721,927
$
510,726
$
259,254
$
519,565
$
1,536,441
$
-
$
4,745,123
Year-to-Date gross
write-offs $
124
$
-
$
58
$
-
$
24
$
5,131
$
1,332
$
-
$
6,669
Construction
Pass $
-
$
29,488
$
24,618
$
19,243
$
10,696
$
1,766
$
37,970
$
-
$
123,781
Watch
-
-
17,187
11,801
-
-
$
8,917
-
37,905
Special Mention
-
-
-
1,038
-
-
-
-
1,038
Total construction $
-
$
29,488
$
41,805
$
32,082
$
10,696
$
1,766
$
46,887
$
-
$
162,724
Mortgage
Pass $
192,679
$
759,057
$
432,327
$
415,791
$
255,350
$
4,355,912
$
-
$
-
$
6,411,116
Substandard
-
1,181
319
379
350
70,206
-
-
72,435
Total mortgage $
192,679
$
760,238
$
432,646
$
416,170
$
255,700
$
4,426,118
$
-
$
-
$
6,483,551
Year-to-Date gross
write-offs $
-

$
-

$
-

$
-

$
-

$
765
$
-
$
-
$
765

March 31, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior

Years Total
BPPR
Leasing
Pass $
210,843
$
570,183
$
456,718
$
287,444
$
148,154
$
84,804
$
-
$
-
$
1,758,146
Substandard
-
902
1,980
2,580
578
1,129
-
-
7,169
Loss
-
81
-
-
-
17
-
-
98
Total leasing $
210,843
$
571,166
$
458,698
$
290,024
$
148,732
$
85,950
$
-
$
-
$
1,765,413
Year-to-Date gross
write-offs $
42
$
1,071
$
1,966
$
1,082
$
238
$
451
$
-
$
-
$
4,850
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,118,278
$
-
$
1,118,278
Substandard
-
-
-
-
-
-
23,837
-
23,837
Loss
-
-
-
-
-
-
21
-
21
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,142,136
$
-
$
1,142,136
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
16,396
$
-
$
16,396
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
2,562
$
-
$
2,562
Substandard
-
-
-
-
-
-
7
-
7
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
-
$
2,569
$
-
$
2,569
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
197
$
-
$
197
Personal
Pass $
200,218
$
745,798
$
417,333
$
158,860
$
48,662
$
134,930
$
-
$
21,077
$
1,726,878
Substandard
-
2,864
4,243
1,551
472
9,452
-
1,033
19,615
Total Personal $
200,218
$
748,662
$
421,576
$
160,411
$
49,134
$
144,382
$
-
$
22,110
$
1,746,493
Year-to-Date gross
write-offs $
-
$
6,810
$
11,488
$
3,295
$
880
$
1,403
$
-
$
473
$
24,349
Auto
Pass $
342,983
$
1,145,262
$
840,316
$
654,624
$
366,598
$
307,952
$
-
$
-
$
3,657,735
Substandard
119
9,989
12,762
10,704
7,415
8,008
-
-
48,997
Loss
-
68
27
19
-
8
-
-
122
Total Auto $
343,102
$
1,155,319
$
853,105
$
665,347
$
374,013
$
315,968
$
-
$
-
$
3,706,854
Year-to-Date gross
write-offs $
114
$
9,028
$
5,738
$
3,008
$
1,521
$
758
$
-
$
-
$
20,167
Other consumer
Pass $
8,302
$
35,338
$
22,941
$
13,787
$
5,252
$
5,716
$
61,379
$
-
$
152,715
Substandard
-
244
24
-
44
81
307
-
700
Loss
-
-
-
-
-
263
-
-
263
Total Other
consumer $
8,302
$
35,582
$
22,965
$
13,787
$
5,296
$
6,060
$
61,686
$
-
$
153,678
Year-to-Date gross
write-offs $
-
$
34
$
50
$
29
$
93
$
458
$
-
$
-
$
664
Total BPPR $
1,225,657
$
4,840,659
$
4,190,345
$
2,957,513
$
1,702,130
$
6,874,987
$
2,821,368
$
22,110
$
24,634,769

March 31, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior
Years Total
Popular U.S.
Commercial:
Commercial multi-family
Pass $
34
$
165,837
$
436,312
$
341,089
$
165,978
$
592,171
$
5,334
$
-
$
1,706,755
Watch
-
-
101,958
19,914
67,303
149,375
-
-
338,550
Special Mention
-
-
-
858
-
2,192
-
-
3,050
Substandard
-
-
-
-
-
32,629
-
-
32,629
Total commercial
multi-family $
34
$
165,837
$
538,270
$
361,861
$
233,281
$
776,367
$
5,334
$
-
$
2,080,984
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
441
$
-
$
-
$
441
Commercial real estate non-owner occupied
Pass $
6,741
$
396,376
$
493,557
$
168,986
$
214,339
$
503,436
$
11,254
$
-
$
1,794,689
Watch
-
-
17,023
33,260
29,093
94,339
-
-
173,715
Special Mention
-
-
-
2,406
-
64,664
-
-
67,070
Substandard
-
-
2,708
2,790
7,995
11,607
-
-
25,100
Total commercial
real estate non-
owner occupied $
6,741
$
396,376
$
513,288
$
207,442
$
251,427
$
674,046
$
11,254
$
-
$
2,060,574
Commercial real estate owner occupied
Pass $
36,651
$
302,989
$
245,911
$
225,998
$
57,688
$
250,846
$
4,951
$
-
$
1,125,034
Watch
-
-
38,795
27,687
51,281
102,480
3,972
-
224,215
Special Mention
-
-
34,633
131,309
4,922
11,152
-
-
182,016
Substandard
-
-
28,593
2,413
-
129,481
-
-
160,487
Total commercial
real estate owner
occupied $
36,651
$
302,989
$
347,932
$
387,407
$
113,891
$
493,959
$
8,923
$
-
$
1,691,752

Commercial and industrial
Pass $
41,163
$
218,204
$
301,833
$
337,350
$
249,043
$
511,963
$
310,873
$
-
$
1,970,429
Watch
25
184
39,927
46,133
57,607
112,073
20,338
-
276,287
Special Mention
-
196
6,065
902
21
433
14,865
-
22,482
Substandard
914
1,057
427
132
2,779
2,214
3,639
-
11,162
Total commercial
and industrial $
42,102
$
219,641
$
348,252
$
384,517
$
309,450
$
626,683
$
349,715
$
-
$
2,280,360
Year-to-Date gross
write-offs $
-
$
-
$
190
$
272
$
5
$
44
$
53
$
-
$
564
Construction
Pass $
17,234
$
348,577
$
230,756
$
82,615
$
-
$
38,754
$
15,733
$
-
$
733,669
Watch
-
-
31,690
14,210
-
8,118
-
-
54,018
Special Mention
-
2,168
13,466
-
-
-
-
-
15,634
Substandard
-
-
-
8,825
-
-
34,433
-
43,258
Total construction $
17,234
$
350,745
$
275,912
$
105,650
$
-
$
46,872
$
50,166
$
-
$
846,579
Mortgage
Pass $
23,480
$
93,943
$
225,010
$
283,981
$
230,999
$
414,626
$
-
$
-
$
1,272,039
Substandard
-
-
235
-
645
27,192
-
-
28,072
Total mortgage $
23,480
$
93,943
$
225,245
$
283,981
$
231,644
$
441,818
$
-
$
-
$
1,300,111

March 31, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior
Years Total
Popular U.S.
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
17
$
-
$
17
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
17
$
-
$
17
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
6,878
$
40,955
$
12,329
$
60,162
Substandard
-
-
-
-
-
1,816
-
1,280
3,096
Loss
-
-
-
-
-
99
-
791
890
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
8,793
$
40,955
$
14,400
$
64,148
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
7
$
-
$
-
$
7
Personal
Pass $
8,545
$
36,778
$
78,649
$
18,867
$
2,167
$
3,441
$
-
$
-
$
148,447
Substandard
-
506
956
201
40
366
-
-
2,069
Loss
-
-
-
-
-
1
-
-
1
Total Personal $
8,545
$
37,284
$
79,605
$
19,068
$
2,207
$
3,808
$
-
$
-
$
150,517
Year-to-Date gross
write-offs $
-
$
545
$
3,701
$
873
$
62
$
531
$
-
$
-
$
5,712
Other consumer
Pass $
18
$
-
$
-
$
-
$
-
$
-
$
8,908
$
-
$
8,926
Loss
-
-
-
-
-
-
1
-
1
Total Other
consumer $
18
$
-
$
-
$
-
$
-
$
-
$
8,909
$
-
$
8,927
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
31
$
-
$
31
Total Popular U.S. $
134,805
$
1,566,815
$
2,328,504
$
1,749,926
$
1,141,900
$
3,072,346
$
475,273
$
14,400
$
10,483,969

March 31, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior
Years Total
Popular, Inc.
Commercial:
Commercial multi-family
Pass $
41,619
$
203,645
$
574,325
$
362,360
$
186,379
$
620,558
$
5,334
$
-
$
1,994,220
Watch
-
-
101,958
19,914
67,303
155,487
-
-
344,662
Special Mention
-
-
554
858
-
6,935
-
-
8,347
Substandard
-
-
-
-
-
37,406
-
-
37,406
Total commercial
multi-family $
41,619
$
203,645
$
676,837
$
383,132
$
253,682
$
820,386
$
5,334
$
-
$
2,384,635
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
441
$
-
$
-
$
441
Commercial real estate non-owner occupied
Pass $
30,741
$
704,960
$
1,347,632
$
727,202
$
570,760
$
1,097,608
$
15,150
$
-
$
4,494,053
Watch
-
2,590
17,750
38,404
50,933
134,171
-
-
243,848
Special Mention
-
42,111
6,879
27,032
-
137,698
-
-
213,720
Substandard
-
1,011
3,968
2,969
10,159
82,681
4,650
-
105,438
Total commercial
real estate non-
owner occupied $
30,741
$
750,672
$
1,376,229
$
795,607
$
631,852
$
1,452,158
$
19,800
$
-
$
5,057,059
Commercial real estate owner occupied
Pass $
93,350
$
397,553
$
400,045
$
450,907
$
107,607
$
620,503
$
13,034
$
-
$
2,082,999
Watch
249
1,965
83,245
36,735
55,837
163,989
4,975
-
346,995
Special Mention
-
942
56,316
151,920
6,023
52,508
-
-
267,709
Substandard
161
1,238
44,441
7,375
142,903
209,897
14,017
-
420,032
Doubtful
-
-
-
-
-
109
-
-
109
Total commercial
real estate owner
occupied $
93,760
$
401,698
$
584,047
$
646,937
$
312,370
$
1,047,006
$
32,026
$
-
$
3,117,844
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
2,785
$
-
$
-
$
2,785
Commercial and industrial
Pass $
184,129
$
1,194,121
$
928,905
$
677,241
$
485,684
$
880,121
$
1,513,695
$
-
$
5,863,896
Watch
4,037
67,135
95,771
$
208,138
$
61,337
$
189,855
$
236,497
$
-
$
862,770
Special Mention
423
5,668
42,894
1,162
2,888
42,270
88,586
-
183,891
Substandard
1,332
2,108
2,609
8,702
18,741
33,970
46,921
-
114,383
Doubtful
-
-
-
-
54
32
-
-
86
Loss
-
-
-
-
-
-
457
-
457
Total commercial
and industrial $
189,921
$
1,269,032
$
1,070,179
$
895,243
$
568,704
$
1,146,248
$
1,886,156
$
-
$
7,025,483
Year-to-Date gross
write-offs $
124
$
-
$
248
$
272
$
29
$
5,175
$
1,385
$
-
$
7,233

March 31, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior
Years Total
Popular, Inc.
Construction
Pass $
17,234
$
378,065
$
255,374
$
101,858
$
10,696
$
40,520
$
53,703
$
-
$
857,450
Watch
-
-
48,877
26,011
-
8,118
8,917
-
91,923
Special Mention
-
2,168
13,466
1,038
-
-
-
-
16,672
Substandard
-
-
-
8,825
-
-
34,433
-
43,258
Total construction $
17,234
$
380,233
$
317,717
$
137,732
$
10,696
$
48,638
$
97,053
$
-
$
1,009,303
Mortgage
Pass $
216,159
$
853,000
$
657,337
$
699,772
$
486,349
$
4,770,538
$
-
$
-
$
7,683,155
Substandard
-
1,181
554
379
995
97,398
-
-
100,507
Total mortgage $
216,159
$
854,181
$
657,891
$
700,151
$
487,344
$
4,867,936
$
-
$
-
$
7,783,662
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
765
$
-
$
-
$
765
Leasing
Pass $
210,843
$
570,183
$
456,718
$
287,444
$
148,154
$
84,804
$
-
$
-
$
1,758,146
Substandard
-
902
1,980
2,580
578
1,129
-
-
7,169
Loss
-
81
-
-
-
17
-
-
98
Total leasing $
210,843
$
571,166
$
458,698
$
290,024
$
148,732
$
85,950
$
-
$
-
$
1,765,413
Year-to-Date gross
write-offs $
42
$
1,071
$
1,966
$
1,082
$
238
$
451
$
-
$
-
$
4,850

March 31, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior
Years Total
Popular, Inc.
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,118,295
$
-
$
1,118,295
Substandard
-
-
-
-
-
-
23,837
-
23,837
Loss
-
-
-
-
-
-
21
-
21
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,142,153
$
-
$
1,142,153
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
16,396
$
-
$
16,396
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
6,878
$
43,517
$
12,329
$
62,724
Substandard
-
-
-
-
-
1,816
7
1,280
3,103
Loss
-
-
-
-
-
99
-
791
890
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
8,793
$
43,524
$
14,400
$
66,717
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
7
$
197
$
-
$
204
Personal
Pass $
208,763
$
782,576
$
495,982
$
177,727
$
50,829
$
138,371
$
-
$
21,077
$
1,875,325
Substandard
-
3,370
5,199
1,752
512
9,818
-
1,033
21,684
Loss
-
-
-
-
-
1
-
-
1
Total Personal $
208,763
$
785,946
$
501,181
$
179,479
$
51,341
$
148,190
$
-
$
22,110
$
1,897,010
Year-to-Date gross
write-offs $
-
$
7,355
$
15,189
$
4,168
$
942
$
1,934
$
-
$
473
$
30,061
Auto
Pass $
342,983
$
1,145,262
$
840,316
$
654,624
$
366,598
$
307,952
$
-
$
-
$
3,657,735
Substandard
119
9,989
12,762
10,704
7,415
8,008
-
-
48,997
Loss
-
68
27
19
-
8
-
-
122
Total Auto $
343,102
$
1,155,319
$
853,105
$
665,347
$
374,013
$
315,968
$
-
$
-
$
3,706,854
Year-to-Date gross
write-offs $
114
$
9,028
$
5,738
$
3,008
$
1,521
$
758
$
-
$
-
$
20,167
Other consumer
Pass $
8,320
$
35,338
$
22,941
$
13,787
$
5,252
$
5,716
$
70,287
$
-
$
161,641
Substandard
-
244
24
-
44
81
307
-
700
Loss
-
-
-
-
-
263
1
-
264
Total Other
consumer $
8,320
$
35,582
$
22,965
$
13,787
$
5,296
$
6,060
$
70,595
$
-
$
162,605
Year-to-Date gross
write-offs $
-
$
34
$
50
$
29
$
93
$
458
$
31
$
-
$
695
Total Popular Inc. $
1,360,462
$
6,407,474
$
6,518,849
$
4,707,439
$
2,844,030
$
9,947,333
$
3,296,641
$
36,510
$
35,118,738

December 31, 2023
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2023 2022 2021 2020 2019
Prior

Years Total
BPPR
Commercial:
Commercial multi-family
Pass $
37,976
$
138,619
$
21,334
$
20,487
$
32,554
$
24,248
$
306
$
-
$
275,524
Watch
-
-
-
-
1,068
5,179
-
-
6,247
Special Mention
-
559
-
-
-
4,780
-
-
5,339
Substandard
-
-
-
-
-
4,832
-
-
4,832
Total commercial
multi-family $
37,976
$
139,178
$
21,334
$
20,487
$
33,622
$
39,039
$
306
$
-
$
291,942
Commercial real estate non-owner occupied
Pass $
305,243
$
871,191
$
560,785
$
359,853
$
41,262
$
563,794
$
7,042
$
-
$
2,709,170
Watch
1,959
882
5,205
22,211
5,938
27,015
-
-
63,210
Special Mention
43,020
5,413
24,730
-
15,843
68,368
-
-
157,374
Substandard
1,016
1,307
180
2,231
53,729
12,968
4,069
-
75,500
Total commercial
real estate non-
owner occupied $
351,238
$
878,793
$
590,900
$
384,295
$
116,772
$
672,145
$
11,111
$
-
$
3,005,254
Year-to-Date gross
write-offs $
-
$
-
$
-
$
609
$
-
$
521
$
-
$
-
$
1,130
Commercial real estate owner occupied
Pass $
92,234
$
155,819
$
227,246
$
51,038
$
24,184
$
357,429
$
9,146
$
-
$
917,096
Watch
2,947
45,106
9,913
4,285
5,017
62,217
1,000
-
130,485
Special Mention
-
16,860
20,741
1,462
887
44,069
-
-
84,019
Substandard
1,316
15,710
5,080
143,696
845
87,383
12,617
-
266,647
Doubtful
-
-
-
-
-
136
-
-
136
Total commercial
real estate owner
occupied $
96,497
$
233,495
$
262,980
$
200,481
$
30,933
$
551,234
$
22,763
$
-
$
1,398,383
Year-to-Date gross
write-offs $
-
$
4
$
-
$
-
$
1
$
4,432
$
-
$
-
$
4,437

Commercial and industrial
Pass $
1,109,898
$
634,401
$
511,912
$
241,452
$
123,458
$
258,872
$
1,343,885
$
-
$
4,223,878
Watch
28,841
95,785
6,111
4,043
15,560
65,360
182,756
-
398,456
Special Mention
6,401
3,269
276
3,200
2,088
41,289
9,410
-
65,933
Substandard
731
1,760
8,644
22,065
1,922
32,087
40,670
-
107,879
Doubtful
-
-
-
54
-
26
-
-
80
Total commercial
and industrial $
1,145,871
$
735,215
$
526,943
$
270,814
$
143,028
$
397,634
$
1,576,721
$
-
$
4,796,226
Year-to-Date gross
write-offs $
896
$
184
$
215
$
335
$
555
$
1,086
$
4,468
$
-
$
7,739
Construction
Pass $
26,662
$
24,462
$
27,364
$
10,758
$
1,944
$
1,049
$
38,720
$
-
$
130,959
Watch
-
16,546
5,458
-
-
-
9,506
-
31,510
Special Mention
-
-
1,009
-
-
-
1
-
1,010
Substandard
-
6,378
-
-
-
-
-
-
6,378
Total construction $
26,662
$
47,386
$
33,831
$
10,758
$
1,944
$
1,049
$
48,227
$
-
$
169,857
Year-to-Date gross
write-offs $
-

$
2,611
$
-

$
-

$
-

$
-

$
-

$
-

$
2,611
Mortgage
Pass $
751,532
$
439,373
$
421,297
$
259,412
$
164,438
$
4,280,509
$
-
$
-
$
6,316,561
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
Prior

Years Total
BPPR
Leasing
Pass $
647,659
$
488,506
$
313,133
$
163,189
$
88,983
$
21,706
$
-
$
-
$
1,723,176
Substandard
806
2,516
3,053
906
818
517
-
-
8,616
Loss
-
-
-
-
-
17
-
-
17
Total leasing $
648,465
$
491,022
$
316,186
$
164,095
$
89,801
$
22,240
$
-
$
-
$
1,731,809
Year-to-Date gross
write-offs $
1,065
$
4,424
$
2,878
$
849
$
976
$
687
$
-
$
-
$
10,879
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,112,447
$
-
$
1,112,447
Substandard
-
-
-
-
-
-
23,259
-
23,259
Loss
-
-
-
-
-
-
22
-
22
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,135,728
$
-
$
1,135,728
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
41,007
$
-
$
41,007
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
2,622
$
-
$
2,622
Substandard
-
-
-
-
-
-
26
-
26
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
-
$
2,648
$
-
$
2,648
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
213
$
-
$
213
Personal
Pass $
859,434
$
480,771
$
181,483
$
57,227
$
58,849
$
96,956
$
-
$
22,034
$
1,756,754
Substandard
1,815
4,985
1,939
493
933
8,322
-
1,006
19,493
Loss
-
-
14
-
12
37
-
-
63
Total Personal $
861,249
$
485,756
$
183,436
$
57,720
$
59,794
$
105,315
$
-
$
23,040
$
1,776,310
Year-to-Date gross
write-offs $
4,458
$
35,915
$
18,076
$
4,210
$
4,891
$
2,952
$
-
$
1,475
$
71,977
Auto
Pass $
1,210,622
$
899,797
$
711,439
$
405,768
$
260,355
$
120,318
$
-
$
-
$
3,608,299
Substandard
6,980
14,049
11,916
9,157
7,051
3,199
-
-
52,352
Loss
9
44
45
16
9
6
-
-
129
Total Auto $
1,217,611
$
913,890
$
723,400
$
414,941
$
267,415
$
123,523
$
-
$
-
$
3,660,780
Year-to-Date gross
write-offs $
10,170
$
23,849
$
11,820
$
5,914
$
3,553
$
-
$
-
$
-
$
55,306
Other consumer
Pass $
36,144
$
24,238
$
14,942
$
5,618
$
3,433
$
2,753
$
61,796
$
-
$
148,924
Substandard
244
25
-
73
16
131
249
-
738
Loss
-
-
137
-
-
363
-
-
500
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
Years Total
Popular U.S.
Commercial:
Commercial multi-family
Pass $
166,410
$
417,169
$
326,047
$
164,887
$
182,528
$
410,836
$
5,112
$
-
$
1,672,989
Watch
-
116,794
39,319
71,237
93,239
98,365
-
-
418,954
Special Mention
-
-
862
1,171
-
3,377
-
-
5,410
Substandard
-
-
-
-
5,545
20,780
-
-
26,325
Total commercial
multi-family $
166,410
$
533,963
$
366,228
$
237,295
$
281,312
$
533,358
$
5,112
$
-
$
2,123,678
Commercial real estate non-owner occupied
Pass $
396,712
$
490,316
$
170,074
$
201,225
$
86,595
$
394,455
$
6,086
$
-
$
1,745,463
Watch
-
39,721
38,713
43,705
39,908
91,922
4,557
-
258,526
Special Mention
-
-
-
-
1,327
63,365
-
-
64,692
Substandard
-
-
-
8,054
1,702
3,730
-
-
13,486
Total commercial
real estate non-
owner occupied $
396,712
$
530,037
$
208,787
$
252,984
$
129,532
$
553,472
$
10,643
$
-
$
2,082,167
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
193
$
-
$
-
$
193
Commercial real estate owner occupied
Pass $
303,202
$
278,380
$
226,289
$
58,505
$
47,083
$
204,888
$
9,753
$
-
$
1,128,100
Watch
-
69,894
84,218
53,066
14,057
98,502
1,905
-
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
(In thousands) 2023 2022 2021 2020 2019
Prior
Years Total
Popular U.S.
Commercial and industrial
Pass $
196,959
$
278,238
$
346,428
$
268,835
$
148,502
$
379,635
$
414,883
$
-
$
2,033,480
Watch
198
37,022
47,299
44,939
23,493
93,299
32,497
-
278,747
Special Mention
208
889
1,021
30
151
39
8,674
-
11,012
Substandard
636
628
152
1,152
730
1,841
1,517
-
6,656
Total commercial
and industrial $
198,001
$
316,777
$
394,900
$
314,956
$
172,876
$
474,814
$
457,571
$
-
$
2,329,895
Year-to-Date gross
write-offs $
247
$
221
$
1,994
$
44
$
1,320
$
-
$
49
$
-
$
3,875
Construction
Pass $
280,188
$
251,627
$
89,450
$
14,733
$
25,254
$
-
$
-
$
-
$
661,252
Watch
-
22,867
12,869
-
21,896
782
-
-
58,414
Special Mention
2,120
13,151
-
-
-
-
-
-
15,271
Substandard
-
1
13,997
3,895
-
36,593
-
-
54,486
Total construction $
282,308
$
287,646
$
116,316
$
18,628
$
47,150
$
37,375
$
-
$
-
$
789,423
Mortgage
Pass $
99,296
$
229,720
$
288,767
$
233,805
$
177,245
$
264,069
$
-
$
-
$
1,292,902
Substandard
-
235
-
646
2,102
8,208
-
-
11,191
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
-
$
-
$
7,394
$
39,925
$
12,253
$
59,572
Substandard
-
-
-
-
-
1,849
-
966
2,815
Loss
-
-
-
-
-
99
-
819
918
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
9,342
$
39,925
$
14,038
$
63,305
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
471
$
-
$
-
$
471
Personal
Pass $
41,016
$
93,759
$
23,325
$
2,993
$
3,597
$
1,441
$
-
$
-
$
166,131
Substandard
333
1,630
325
50
126
211
-
-
2,675
Loss
-
-
-
-
1
130
-
-
131
Total Personal $
41,349
$
95,389
$
23,650
$
3,043
$
3,724
$
1,782
$
-
$
-
$
168,937
Year-to-Date gross
write-offs $
735
$
13,136
$
4,450
$
618
$
872
$
160
$
-
$
-
$
19,971
Other consumer
Pass $
19
$
-
$
-
$
-
$
-
$
-
$
10,259
$
-
$
10,278
Substandard
-
-
-
-
-
-
1
-
1
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
Years Total
Popular, Inc.
Commercial:
Commercial multi-family
Pass $
204,386
$
555,788
$
347,381
$
185,374
$
215,082
$
435,084
$
5,418
$
-
$
1,948,513
Watch
-
116,794
39,319
71,237
94,307
103,544
-
-
425,201
Special Mention
-
559
862
1,171
-
8,157
-
-
10,749
Substandard
-
-
-
-
5,545
25,612
-
-
31,157
Total commercial
multi-family $
204,386
$
673,141
$
387,562
$
257,782
$
314,934
$
572,397
$
5,418
$
-
$
2,415,620
Commercial real estate non-owner occupied
Pass $
701,955
$
1,361,507
$
730,859
$
561,078
$
127,857
$
958,249
$
13,128
$
-
$
4,454,633
Watch
1,959
40,603
43,918
65,916
45,846
118,937
4,557
-
321,736
Special Mention
43,020
5,413
24,730
-
17,170
131,733
-
-
222,066
Substandard
1,016
1,307
180
10,285
55,431
16,698
4,069
-
88,986
Total commercial
real estate non-
owner occupied $
747,950
$
1,408,830
$
799,687
$
637,279
$
246,304
$
1,225,617
$
21,754
$
-
$
5,087,421
Year-to-Date gross
write-offs $
-
$
-
$
-
$
609
$
-
$
714
$
-
$
-
$
1,323
Commercial real estate owner occupied
Pass $
395,436
$
434,199
$
453,535
$
109,543
$
71,267
$
562,317
$
18,899
$
-
$
2,045,196
Watch
2,947
115,000
94,131
57,351
19,074
160,719
2,905
-
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
-
$
5,832
Commercial and industrial
Pass $
1,306,857
$
912,639
$
858,340
$
510,287
$
271,960
$
638,507
$
1,758,768
$
-
$
6,257,358
Watch
29,039
132,807
53,410
48,982
39,053
158,659
215,253
-
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
Prior
Years Total
Popular, Inc.
Construction
Pass $
306,850
$
276,089
$
116,814
$
25,491
$
27,198
$
1,049
$
38,720
$
-
$
792,211
Watch
-
39,413
18,327
-
21,896
782
9,506
-
89,924
Special Mention
2,120
13,151
1,009
-
-
-
1
-
16,281
Substandard
-
6,379
13,997
3,895
-
36,593
-
-
60,864
Total construction $
308,970
$
335,032
$
150,147
$
29,386
$
49,094
$
38,424
$
48,227
$
-
$
959,280
Year-to-Date gross
write-offs $
-
$
2,611
$
-
$
-
$
-
$
-
$
-
$
-
$
2,611
Mortgage
Pass $
850,828
$
669,093
$
710,064
$
493,217
$
341,683
$
4,544,578
$
-
$
-
$
7,609,463
Substandard
96
396
162
991
4,708
80,101
-
-
86,454
Total mortgage $
850,924
$
669,489
$
710,226
$
494,208
$
346,391
$
4,624,679
$
-
$
-
$
7,695,917
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
1,638
$
-
$
-
$
1,638
Leasing
Pass $
647,659
$
488,506
$
313,133
$
163,189
$
88,983
$
21,706
$
-
$
-
$
1,723,176
Substandard
806
2,516
3,053
906
818
517
-
-
8,616
Loss
-
-
-
-
-
17
-
-
17
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
1,112,466
$
-
$
1,112,466
Substandard
-
-
-
-
-
-
23,259
-
23,259
Loss
-
-
-
-
-
-
22
-
22
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,135,747
$
-
$
1,135,747
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
41,008
$
-
$
41,008
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
7,394
$
42,547
$
12,253
$
62,194
Substandard
-
-
-
-
-
1,849
26
966
2,841
Loss
-
-
-
-
-
99
-
819
918
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
9,342
$
42,573
$
14,038
$
65,953
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
471
$
213
$
-
$
684
Personal
Pass $
900,450
$
574,530
$
204,808
$
60,220
$
62,446
$
98,397
$
-
$
22,034
$
1,922,885
Substandard
2,148
6,615
2,264
543
1,059
8,533
-
1,006
22,168
Loss $
-
$
-
$
14
$
-
$
13
$
167
$
-
$
-
$
194
Total Personal $
902,598
$
581,145
$
207,086
$
60,763
$
63,518
$
107,097
$
-
$
23,040
$
1,945,247
Year-to-Date gross
write-offs $
5,193
$
49,051
$
22,526
$
4,828
$
5,763
$
3,112
$
-
$
1,475
$
91,948
Auto
Pass $
1,210,622
$
899,797
$
711,439
$
405,768
$
260,355
$
120,318
$
-
$
-
$
3,608,299
Substandard
6,980
14,049
11,916
9,157
7,051
3,199
-
-
52,352
Loss
9
44
45
16
9
6
-
-
129
Total Auto $
1,217,611
$
913,890
$
723,400
$
414,941
$
267,415
$
123,523
$
-
$
-
$
3,660,780
Year-to-Date gross
write-offs $
10,170
$
23,849
$
11,820
$
5,914
$
3,553
$
-
$
-
$
-
$
55,306
Other consumer
Pass $
36,163
$
24,238
$
14,942
$
5,618
$
3,433
$
2,753
$
72,055
$
-
$
159,202
Substandard
244
25
-
73
16
131
250
-
739
Loss
-
-
137
-
-
363
-
-
500
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

Quarters ended March 31,
(In thousands) 2024 2023
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees $
7,751
$
8,689
Mortgage servicing rights fair value adjustments
(3,439)
(1,376)
Total mortgage

servicing fees, net of fair value adjustments
4,312
7,313
Net gain on sale of loans, including valuation on loans

held-for-sale
74
263
Trading account profit (loss):
Unrealized gains (loss) on outstanding derivative positions
101
(131)
Realized gains on closed derivative positions
3
56
Total trading account

profit (loss)
104
(75)
Losses on repurchased loans, including interest advances
(130)
(101)
Total mortgage

banking activities
$
4,360
$
7,400

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

No

liabilities were incurred as a result of these securitizations during the quarters ended March 31, 2024 and 2023 because they did not contain

any credit

recourse arrangements. The

securitizations completed by

the Corporation

during the

quarters ended

March
31, 2024 and 2023 were completed without credit

recourse.
The

following tables

present the

initial fair

value of

the

assets obtained

as

proceeds from

residential mortgage

loans securitized
during the quarters ended March 31, 2024 and

2023:

Proceeds Obtained During the Quarter Ended March

31, 2024
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
1,100
$
-
$
1,100
Mortgage-backed securities - FNMA
-
1,105
-
1,105
Total trading account

debt securities
$
-
$
2,205
$
-
$
2,205
Mortgage servicing rights $
-
$
-
$
45
$
45
Total

$
-
$
2,205
$
45
$
2,250

Proceeds Obtained During the Quarter Ended March

31, 2023
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
1,067
$
-
$
1,067
Mortgage-backed securities - FNMA
-
9,899
-
9,899
Total trading account

debt securities
$
-
$
10,966
$
-
$
10,966
Mortgage servicing rights $
-
$
-
$
278
$
278
Total

$
-
$
10,966
$
278
$
11,244
During the quarter ended March 31, 2024, the Corporation retained servicing rights on whole loan sales involving approximately $
11
million in principal

balance outstanding (March 31,

2023 - $
10

million), with net

realized gains of approximately

$
0.2

million (March
31, 2023 -

gains of $
0.2

million). All loan

sales performed during the

quarters ended March 31,

2024 and 2023

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

The following

table presents

the changes

in MSRs

measured using

the fair

value method

for the

quarters ended

March 31,

2024
and 2023.

Residential MSRs
(In thousands) March 31, 2024 March 31, 2023
Fair value at beginning of period $
118,109
$
128,350
Additions
294
501
Changes due to payments on loans [1]
(2,100)
(2,422)
Reduction due to loan repurchases
(137)
(240)
Changes in fair value due to changes in valuation model inputs or assumptions
(1,202)
1,286
Fair value at end of period [2] $
114,964
$
127,475
[1] Represents changes due to collection / realization of expected cash flows over time.
[2] At March 31, 2024, PB had MSRs amounting to $
2
.0 million (March 31, 2023 - $
2.0

million).
Residential mortgage loans serviced for others were

$
9.7

billion at March 31, 2024 (December 31, 2023

- $
9.9

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

collected. As of

March 31, 2024,

weighted average mortgage

servicing fees were
0.32
% (March
31, 2023 -
0.31
%). Under these servicing agreements, the banking

subsidiaries do not generally earn significant prepayment

penalty
fees on the underlying loans serviced.
The section

below includes

information on

assumptions used

in the

valuation model

of the

MSRs, originated

and purchased.

Key
economic assumptions used

in measuring the

servicing rights derived

from loans securitized

or sold by

the Corporation during

the
quarters ended March 31, 2024 and 2023 were

as follows:

Quarters ended
March 31, 2024 March 31, 2023

BPPR PB BPPR PB
Prepayment speed
6.1
%
6.0
%
6.7
%
7.3
%
Weighted average life (in years)
9.6
8.8
8.9
8.0
Discount rate (annual rate)
9.5
%
12.5
%
9.5
%
10.5
%
Key

economic

assumptions

used

to

estimate

the

fair

value

of

MSRs

derived

from

sales

and

securitizations

of

mortgage

loans
performed

by

the

banking

subsidiaries

and

servicing

rights

purchased

from

other

financial

institutions,

and

the

sensitivity

to
immediate changes in those assumptions, were as follows

as of the end of the periods reported:

Originated MSRs Purchased MSRs
March 31, December 31, March 31,
December 31,

(In thousands) 2024 2023 2024 2023
Fair value of servicing rights $
38,660
$
39,757
$
76,304
$
78,352
Weighted average life (in years)
6.5
6.6
6.7
6.8
Weighted average prepayment speed (annual

rate)
5.7
%
5.9
%
6.8
%
7.0
%
Impact on fair value of 10% adverse change $
(721)
$
(696)
$
(1,410)
$
(1,440)
Impact on fair value of 20% adverse change $
(1,416)
$
(1,365)
$
(2,767)
$
(2,827)
Weighted average discount rate (annual rate)
11.3
%
11.3
%
10.9
%
10.9
%
Impact on fair value of 10% adverse change $
(1,438)
$
(1,387)
$
(2,783)
$
(2,871)
Impact on fair value of 20% adverse change $
(2,782)
$
(2,686)
$
(5,391)
$
(5,562)
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
At

March

31,

2024,

the

Corporation

serviced

$
544

million

in

residential

mortgage

loans

with

credit

recourse

to

the

Corporation
(December 31, 2023

- $
561

million). Also refer

to Note

19 to

the Consolidated Financial

Statements for information

on changes in
the Corporation’s liability of estimated losses related to

loans serviced with credit recourse.
Under the GNMA

securitizations, the Corporation, as

servicer, has

the right to

repurchase (but not the

obligation), at its

option and
without

GNMA’s

prior

authorization,

any

loan

that

is

collateral

for

a

GNMA

guaranteed

mortgage-backed

security

when

certain
delinquency

criteria

are

met.

At

the

time

that

individual

loans

meet

GNMA’s

specified

delinquency

criteria

and

are

eligible

for
repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At
March 31, 2024, the Corporation had

recorded $
10

million in mortgage loans on its

Consolidated Statements of Financial Condition
related

to

this

buy-back

option

program

(December

31,

2023

-

$
11

million).

Loans

in

our

serviced

GNMA

portfolio

benefit from
payment forbearance programs

but continue to

reflect the contractual

delinquency until the

borrower repays deferred

payments or
completes a payment deferral modification or other borrower assistance alternative. As long as the Corporation continues to service the

loans

that

continue

to

be

collateral

in

a

GNMA

guaranteed

mortgage-backed

security,

the

MSR

is

recognized

by

the
Corporation.

During the quarter ended March 31,

2024, the Corporation repurchased approximately $
10

million (March 31, 2023 -

$
18

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

ended March 31, 2024 and
2023.

For the quarter ended March 31, 2024
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
11,189
$
69,227
$
80,416
Write-downs in value
(25)
(284)
(309)
Additions
5,344
12,636
17,980
Sales
(546)
(16,934)
(17,480)
Other adjustments
-
(65)
(65)
Ending balance $
15,962
$
64,580
$
80,542

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

(In thousands) March 31, 2024 December 31, 2023
Net deferred tax assets (net of valuation allowance) $
1,001,093
$
1,009,068
Investments under the equity method
244,165
236,485
Prepaid taxes
32,146
39,052
Other prepaid expenses
26,332
29,338
Capitalized software costs
102,716
93,404
Derivative assets
24,040
24,419
Trades receivable from brokers and counterparties
23,477
23,102
Receivables from investments maturities
301,000
176,000
Principal, interest and escrow servicing advances
47,594
48,557
Guaranteed mortgage loan claims receivable
27,722
29,648
Operating ROU assets (Note 27)
110,712
116,106
Finance ROU assets (Note 27)
20,344
21,093
Assets for pension benefit
24,406
23,404
Others
135,155
144,888
Total other assets $
2,120,902
$
2,014,564
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

Gross Carrying Accumulated
Net
Carrying
(In thousands) Amount Amortization Value
March 31, 2024
Software development costs $
75,489
$
23,983
$
51,506
Software license costs
47,950
23,658
24,292
Cloud computing arrangements
37,240
10,322
26,918
Total Capitalized

software costs [1] [2]
$
160,679
$
57,963
$
102,716
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

Quarters ended March 31,
(In thousands) 2024 2023
Software development and license costs $
17,701
$
14,991
Cloud computing arrangements
872
984
Total amortization

expense
$
18,573
$
15,975

Note 13 – Goodwill and other intangible assets

Goodwill
There were
no

changes in the carrying amount of goodwill for

the quarters ended March 31, 2024 and 2023.
The following tables present the gross amount of

goodwill and accumulated impairment losses by

reportable segments:

March 31, 2024
Balance at Balance at
March 31, Accumulated March 31,
2024
impairment

2024
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

Gross Carrying Accumulated
Net
Carrying
(In thousands) Amount Amortization Value
March 31, 2024
Core deposits $
12,810
$
11,636
$
1,174
Other customer relationships
14,286
7,251
7,035
Total other intangible

assets
$
27,096
$
18,887
$
8,209
December 31, 2023
Core deposits $
12,810
$
11,315
$
1,495
Other customer relationships
14,286
6,777
7,509
Total other intangible

assets
$
27,096
$
18,092
$
9,004

During the

quarter ended

March 31,

2024,

the

Corporation recognized

$
0.8

million

in

amortization expense

related to

intangible
assets with definite useful lives (March 31, 2023

- $
0.8

million).

The following

table presents

the estimated

amortization of

the intangible

assets with

definite useful

lives for

each of

the following
periods:

(In thousands)
Remaining 2024 $
2,143
Year 2025
1,750
Year 2026
1,440
Year 2027
959
Year 2028
959
Later years
958

Note 14 – Deposits
Total deposits as of the end of the periods presented consisted of:

(In thousands) March 31, 2024 December 31, 2023
Savings accounts $
14,797,976
$
14,602,411
NOW, money market and other interest

bearing demand deposits
24,763,686
25,094,316
Total savings, NOW,

money market and other interest bearing demand

deposits
39,561,662
39,696,727
Certificates of deposit:
Under $250,000
5,420,905
5,443,062
$250,000 and over
3,334,167
3,058,830

Total certificates

of deposit
8,755,072
8,501,892
Total interest bearing

deposits
$
48,316,734
$
48,198,619
Non- interest bearing deposits $
15,492,050
$
15,419,624
Total deposits $
63,808,784
$
63,618,243
A summary of certificates of deposits by maturity at

March 31, 2024 follows:

(In thousands)
2024 $
4,649,279
2025
1,915,324
2026
838,041
2027
470,438
2028
625,629
2029 and thereafter
256,361
Total certificates of

deposit
$
8,755,072
At March 31, 2024, the Corporation had brokered

deposits amounting to $
1.6

billion (December 31, 2023 - $
1.7

billion).
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $
12.2

million at March 31, 2024
(December 31, 2023 - $
9.1

million).
At March

31, 2024,

Puerto Rico

public sector

deposits amounted

to

$
18.0

billion. Puerto

Rico public

sector deposits

are interest
bearing accounts. These

public sector deposits

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
Assets sold under agreements to repurchase amounted

to $
66

million at March 31, 2024 and $
91

million at December 31, 2023.
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

March 31, 2024 December 31, 2023
Repurchase Repurchase
(In thousands)

liability

liability
U.S. Treasury securities
Within 30 days
$
30,581
$
16,931
After 30 to 90 days
18,504
18,369
After 90 days
-
8,292
Total U.S. Treasury

securities
49,085
43,592
Mortgage-backed securities

Within 30 days
11,550
27,171

After 30 to 90 days
5,228
20,394
Total mortgage-backed

securities
16,778
47,565
Collateralized mortgage obligations

Within 30 days
227
227
Total collateralized

mortgage obligations
227
227
Total
$
66,090
$
91,384
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

2024 and December 31, 2023.

Notes Payable
The following table presents the composition of notes

payable at March 31, 2024 and December

31, 2023.

(In thousands) March 31, 2024 December 31, 2023
Advances with the FHLB with maturities ranging from
2024

through
2029

paying interest at
monthly
fixed rates ranging from
0.44
% to
5.26
%
$
373,665
$
394,665
Unsecured senior debt securities maturing on
2028

paying interest
semiannually

at a fixed rate of
7.25
%, net of debt issuance costs of $
5,715
[1]
394,285
393,937
Junior subordinated deferrable interest debentures (related to trust preferred securities) maturing on
2034

with fixed interest rates ranging from
6.125
% to
6.564
%, net of debt issuance costs of $
281
198,353
198,346
Total notes payable $
966,303
$
986,948
Note: Refer to the 2023 Form 10-K for rates information

at December 31, 2023.
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
A breakdown of borrowings by contractual maturities

at March 31, 2024 is included in the table

below.

Assets sold under

(In thousands)
agreements to
repurchase
Notes payable Total
2024 $
66,090
$
70,943
$
137,033
2025
-
144,214
144,214
2026
-
74,500
74,500
2028
-
438,636
438,636
Later years
-
238,010
238,010
Total borrowings $
66,090
$
966,303
$
1,032,393
At March

31, 2024

and December 31,

2023, the

Corporation had FHLB

borrowing facilities whereby

the Corporation could

borrow
up to $
4.4

billion and $
4.2

billion, respectively, of which $
0.4

billion were used. In addition, at each of March 31,

2024 and December
31, 2023,

the Corporation

had placed

$
0.3

billion of

the available

FHLB credit

facility as

collateral for

municipal letters

of credit

to
secure

deposits.

The

FHLB

borrowing

facilities

are

collateralized

with

securities

and

loans

held-in-portfolio,

and

do

not

have
restrictive covenants or callable features.

Also, at March 31,

2024, the Corporation had borrowing

facilities at the discount window

of the Federal Reserve Bank

of New York
amounting to

$
4.6

billion (December 31,

2023 -

$
4.4

billion), which remained

unused at March

31, 2024

and December

31, 2023.

The facilities are a collateralized source of credit

that is highly reliable even under difficult market

conditions.

Note 16 − Other liabilities
The caption of other liabilities in the consolidated

statements of financial condition consists of the following

major categories:

(In thousands) March 31, 2024 December 31, 2023
Accrued expenses $
361,839
$
337,695
Accrued interest payable
48,302
59,102
Accounts payable
92,715
89,339
Dividends payable
44,869
44,741
Trades payable
45
31
Liability for GNMA loans sold with an option to repurchase
9,538
10,960
Reserves for loan indemnifications
4,542
4,408
Reserve for operational losses
25,209
27,994
Operating lease liabilities (Note 27)
121,333
126,946
Finance lease liabilities (Note 27)
24,897
25,778
Pension benefit obligation
6,696
6,772
Postretirement benefit obligation
115,421
117,045
Others
63,042
63,816
Total other liabilities $
918,448
$
914,627

Note 17 – Stockholders’ equity

As of March 31,

2024, stockholders’ equity totaled $
5.2

billion. During the quarter

ended March 31, 2024, the

Corporation declared
cash dividends of $
0.62

(2023 - $
0.55
) per common share amounting to

$
44.8

million (2023 - $
39.6

million). The quarterly dividend
declared to stockholders

of record as

of the close

of business on
March 14, 2024

was paid on
April 1, 2024
. On May

9, 2024, the
Corporation’s Board of

Directors approved a

quarterly cash dividend

of $
0.62

per share on

its outstanding common stock,

payable
on
July 1, 2024

to stockholders of record at the close of business on
May 30, 2024
.

Note 18 – Other comprehensive income (loss)

The

following

table

presents

changes

in

accumulated

other

comprehensive

income

(loss)

by

component

for

the

quarters

ended
March 31, 2024 and, 2023.

Changes in Accumulated Other Comprehensive Income

(Loss) by Component [1]
Quarters ended March 31,
(In thousands) 2024 2023
Foreign currency translation Beginning Balance $
(64,528)
$
(56,735)
Other comprehensive loss
(4,020)
(5,245)
Net change
(4,020)
(5,245)
Ending balance $
(68,548)
$
(61,980)
Adjustment of pension and
postretirement benefit plans Beginning Balance $
(117,894)
$
(144,335)
Other comprehensive loss before reclassifications
-
-
Amounts reclassified from accumulated other comprehensive loss for
amortization of net losses
2,262
3,008
Net change
2,262
3,008
Ending balance $
(115,632)
$
(141,327)
Unrealized net holding losses on
debt securities Beginning Balance $
(1,713,109)
$
(2,323,903)
Other comprehensive income (loss) before reclassifications
(71,104)
191,752
Amounts reclassified from accumulated other comprehensive loss for
amortization of net unrealized losses of debt securities

transferred from
available-for-sale to held-to-maturity
35,207
33,633
Net change
(35,897)
225,385
Ending balance $
(1,749,006)
$
(2,098,518)
Unrealized net gains on cash
flow hedges Beginning Balance $
-
$
45
Other comprehensive (loss) income before reclassifications
-
(19)
Amounts reclassified from accumulated other comprehensive

gains
-
(26)
Net change
-
(45)
Ending balance $
-
$
-
Total

$
(1,933,186)
$
(2,301,825)
[1] All amounts presented are net of tax.

The following table

presents the amounts

reclassified out of

each component of

accumulated other comprehensive loss

during the
quarters ended March 31, 2024 and 2023.

Reclassifications Out of Accumulated Other Comprehensive

Loss
Affected Line Item in the

Quarters ended March 31,
(In thousands) Consolidated Statements of Operations 2024 2023
Adjustment of pension and postretirement benefit plans
Amortization of net losses Other operating expenses $
(3,618)
$
(4,813)
Total before tax
(3,618)
(4,813)
Income tax benefit
1,356
1,805
Total net of tax $
(2,262)
$
(3,008)
Unrealized holding losses on debts securities
Amortization of unrealized net losses of debt
securities transferred to held-to-maturity Investment securities $
(44,009)
$
(42,040)
Total before tax
(44,009)
(42,040)
Income tax benefit
8,802
8,407
Total net of tax $
(35,207)
$
(33,633)
Unrealized net gains on cash flow hedges
Forward contracts Mortgage banking activities $
-
$
41
Total before tax
-
41
Income tax expense
-
(15)
Total net of tax $
-
$
26
Total reclassification

adjustments, net of tax
$
(37,469)
$
(36,615)

Note 19 – Guarantees
At March 31, 2024, the

Corporation had a liability of $
1

million (December 31, 2023 -

$
1

million), which represents the unamortized
balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.
From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit

recourse on the loans

that serve as

collateral for the

mortgage-backed securities. The Corporation
has not

sold any

mortgage loans

subject to

credit recourse since

2009. At

March 31,

2024, the

Corporation serviced

$
544

million
(December 31, 2023 -

$
561

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

2024,

the

Corporation
repurchased

approximately

$
0.6

million

of

unpaid

principal

balance

in

mortgage

loans

subject

to

the

credit

recourse

provisions
(March 31, 2023 - $
1

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

2024,

the

Corporation’s

liability
established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $
4

million
(December 31, 2023 - $
4

million).
The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters ended March 31, 2024

and 2023.

Quarters ended
March 31,
(In thousands) 2024 2023
Balance as of beginning of period $
4,211
$
6,897
Provision (benefit) for recourse liability
244
(654)
Net charge-offs
(102)
(379)
Balance as of end of period $
4,353
$
5,864
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
of principal,

interest, taxes

and insurance,

if such

payments have

not been

received from

the borrowers.

At March

31, 2024,

the
Corporation serviced $
9.7

billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31,
2023 - $
9.9

billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner,
from liquidation proceeds when the mortgage

loan is foreclosed or,

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
2024,

the

outstanding

balance

of

funds

advanced

by

the

Corporation

under

such

mortgage

loan

servicing

agreements

was
approximately

$
48

million

(December

31,

2023

-

$
49

million).

To

the

extent

the

mortgage

loans

underlying

the

Corporation’s
servicing portfolio experience

increased delinquencies, the Corporation

would be required

to dedicate additional

cash resources to
comply with its obligation to advance funds as well

as incur additional administrative costs related

to increases in collection efforts.
Popular,

Inc. Holding

Company (“PIHC”) fully

and unconditionally guarantees

certain borrowing

obligations issued by

certain of

its
100
%

owned

consolidated

subsidiaries

amounting

to

$
94

million

at

March

31,

2024

and

December

31,

2023,

respectively.

In
addition, at both March 31, 2024 and

December 31, 2023, PIHC fully and unconditionally guaranteed on a subordinated basis $
193

million

of

capital

securities

(trust

preferred

securities)

issued

by

wholly-owned issuing

trust

entities to

the

extent

set

forth

in

the
applicable

guarantee

agreement.

Refer

to

Note

18

to

the

Consolidated Financial

Statements

in

the

2023

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
Financial instruments with

off-balance sheet credit

risk, whose contract

amounts represent potential credit

risk as of

the end of

the
periods presented were as follows:

(In thousands) March 31, 2024 December 31, 2023
Commitments to extend credit:
Credit card lines $
6,130,148
$
6,108,939
Commercial lines of credit
3,661,556
3,626,269
Construction lines of credit
1,212,596
1,287,679
Other consumer unused credit commitments

257,059
256,610
Commercial letters of credit
1,234
1,404
Standby letters of credit
115,808
80,889
Commitments to originate or fund mortgage loans
29,524
32,968
At March

31, 2024

and December 31,

2023, the

Corporation maintained a

reserve of

approximately $
16.8

million and

$
17

million,
respectively, for potential losses associated with unfunded loan commitments related to commercial

and construction lines of credit.
Other commitments
At March 31,

2024 and December 31,

2023, the Corporation also

maintained other non-credit commitments for

approximately $
3.3
million, primarily for the acquisition of other investments.

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

2024, the

Corporation’s direct

exposure to

the Puerto

Rico

government and

its

instrumentalities and

municipalities
totaled $
388

million, of which

$
363

million were outstanding

($
362

million and $
333

million at December

31, 2023). Of

the amount
outstanding,

$
348

million

consists

of

loans

and

$
16

million

are

securities

($
314

million

and

$
19

million

at

December 31,

2023).
Substantially all

of the

amount outstanding

at March

31, 2024

and December

31, 2023

were obligations from

various Puerto

Rico
municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its
good

faith,

credit

and

unlimited taxing

power,

or

“special

obligations”

of

a

municipality,

to

which

the

applicable

municipality

has
pledged other revenues. At March 31, 2024,
78
% of the Corporation’s exposure to municipal loans and securities was concentrated
in the municipalities of San Juan, Guaynabo, Carolina

and Caguas.

The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government
according to their maturities as of March 31, 2024:

(In thousands)
Investment
Portfolio Loans Total Outstanding Total Exposure
Central Government
After 1 to 5 years
$
3
$
-
$
3
$
3
After 5 to 10 years
1
-
1
1
After 10 years
42
-
42
42
Total Central

Government
46
-
46
46
Municipalities
Within 1 year
3,055
13,218
16,273
41,273
After 1 to 5 years
11,620
141,519
153,139
153,139
After 5 to 10 years
845
145,965
146,810
146,810
After 10 years
-
46,823
46,823
46,823
Total Municipalities
15,520
347,525
363,045
388,045
Total Direct Government

Exposure
$
15,566
$
347,525
$
363,091
$
388,091
In addition, at March

31, 2024, the Corporation had

$
233

million in loans insured

or securities issued by

Puerto Rico governmental
entities but for

which the principal

source of

repayment is non-governmental

($
238

million at December

31, 2023). These

included
$
187

million

in

residential

mortgage

loans

insured

by

the

Puerto

Rico

Housing

Finance

Authority

(“HFA”),

a

governmental
instrumentality

that

has

been

designated

as

a

covered

entity

under

PROMESA

(December

31,

2023

-

$
191

million).

These
mortgage loans

are secured

by first

mortgages on

Puerto Rico

residential properties

and the

HFA

insurance covers

losses in

the
event of a

borrower default and upon the

satisfaction of certain other

conditions. The Corporation also

had at March

31, 2024, $
39
million in

bonds issued by

HFA which

are secured by

second mortgage loans

on Puerto Rico

residential properties, and

for which
HFA also provides

insurance to cover losses in the

event of a borrower default and

upon the satisfaction of certain other

conditions
(December 31,

2023 -

$
40

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

mortgages

and

$
92.4

million

commercial

loans

were

insured

or

guaranteed

by

the

U.S.
Government or

its agencies

at March

31, 2024

(compared to

$
1.9

billion and

$
89.2

million, respectively,

at December

31, 2023).
The Corporation also had

U.S. Treasury and

obligations from the U.S.

Government, its agencies or

government sponsored entities
within the

portfolio of

available-for-sale and

held-to-maturity securities as

described in

Note 5

and 6

to the

Consolidated Financial
Statements.
At

March

31,

2024,

the

Corporation had

operations

in

the

United States

Virgin

Islands

(the

“USVI”) and

has

approximately $
28
million

in

direct

exposure

to

USVI

government

entities

(December

31,

2023

-

$
28

million).

The

USVI

has

been

experiencing

a
number of

fiscal and

economic challenges

that could

adversely affect

the ability

of its

public corporations

and instrumentalities

to
service their outstanding debt obligations.

At March 31, 2024, the Corporation had operations in the British Virgin Islands (“BVI”), which islands were negatively affected by the
COVID-19 pandemic, particularly due to a reduction in

the tourism activity which accounts for a significant

portion of their economy.
Although the

Corporation has

no significant

exposure to

a single

borrower in

the BVI,

at

March 31,

2024,

it

had a

loan portfolio

amounting to

approximately $
208

million comprised

of various

retail and

commercial clients,

compared to

a loan

portfolio of

$
205
million at December 31, 2023.
FDIC Special Assessment

On

November

16,

2023,

the

Federal

Deposit

Insurance

Corporation

(“FDIC”)

approved

a

final

rule

that

imposes

a

special
assessment (the “FDIC

Special Assessment”) to recover

the losses to

the deposit insurance

fund resulting from

the FDIC’s use,

in
March 2023,

of the systemic

risk exception to

the least-cost resolution

test under the

Federal Deposit Insurance

Act in

connection
with the

receiverships of

several failed

banks. In

connection with

this assessment,

the Corporation

recorded an

expense of

$
71.4
million, $
45.3

million net of tax, in the fourth quarter

of 2023, representing the full amount of the

assessment.
During the quarter ended March 31, 2024, the Corporation

recorded an additional expense of $
14.3

million, $
9.1

million net of tax, to
reflect the

FDIC's higher loss

estimate which increased

from $
16.3

billion, when

approved, to

$
20.4

billion during

the quarter.

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
0

to approximately $
15.8

million as
of March 31,

2024. In certain cases,

management cannot reasonably estimate the

possible loss at this

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
Insufficient Funds and Overdraft Fees Class Actions
Popular, Inc. was

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

agreement,

and,

on
September 29, 2023, the Court issued an Opinion and Order granting final approval to the settlement agreement.

On December 19,
2023, the Court

issued an Order staying

all deadlines in the

settlement agreement regarding payment

of benefit until further

notice
after

the

parties

informed

the

Court

that

the

settlement

administrator

had

mistakenly

failed

to

send

the

settlement

notice

to
approximately

3,000

class

members.

On

February

20,

2024,

the

parties

filed

a

Joint

Motion

for

Supplemental

Notice

that

was
approved by the Court on February 20, 2024.

The Court scheduled a supplemental fairness hearing

for July 8, 2024.
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
Plaintiff filed a Notice of Voluntary Dismissal in April 2022.

On May

13, 2022,

Plaintiff in

the Lipsett

complaint filed

a new

complaint captioned

Lipsett v.

Banco Popular

North America

d/b/a
Popular Community

Bank with

the same

allegations of

his previous

complaint against

Popular.

In September

2022, after

serving
Plaintiff

with a

written notice

of

election to

arbitrate the

claims

asserted in

the complaint

which went

unanswered, Popular

Bank
(“PB”) filed a new Motion to Compel Arbitration.
On December 9, 2022, the

Court issued a Decision and

Order denying PB’s Motion to

Compel Arbitration. On December 20, 2022,
PB filed a Notice of Appeal with the United

States Court of Appeals for the Second Circuit.

On January

10, 2024,

the Court

of

Appeals entered

judgment affirming

the trial

court’s

decision denying

PB’s

Motion to

Compel
Arbitration. After remand to the U.S. District Court, on March 19, 2024, the court issued an Order adjourning all dates and deadlines including the

initial pretrial conference

after the

parties informed that

they have agreed

to mediate

the matter.

During a mediation
hearing held on May 2, 2024, the parties reached

a settlement in principle on a class-wide basis

subject to final court approval.

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

2024
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

2024 and December 31, 2023, which are classified

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

The following

table presents

the carrying

amount and

classification of

the assets

related to

the Corporation’s

variable interests

in
non-consolidated VIEs

and the

maximum exposure

to loss

as a

result of

the Corporation’s

involvement as

servicer of

GNMA and
FNMA loans at March 31, 2024 and December

31, 2023.

(In thousands) March 31,2024 December 31, 2023
Assets
Servicing assets:
Mortgage servicing rights $
90,254
$
92,999
Total servicing

assets

$
90,254
$
92,999
Other assets:
Servicing advances $
6,993
$
6,291
Total other assets $
6,993
$
6,291
Total assets $
97,247
$
99,290
Maximum exposure to loss $
97,247
$
99,290
The size of

the non-consolidated VIEs,

in which the

Corporation has a

variable interest in

the form

of servicing fees,

measured as
the total unpaid principal balance of the loans,

amounted to $
7.0

billion at March 31, 2024 (December 31, 2023 - $
7.2

billion).
The Corporation

determined that

the maximum

exposure to

loss includes

the fair

value of

the MSRs

and the

assumption that

the
servicing advances at March

31, 2024 and December

31, 2023, will not

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

since

their

initial

evaluation.

The

Corporation

concluded

that

it

is

still

not

the

primary

beneficiary

of

these

VIEs,

and
therefore, these VIEs are not required to be consolidated

in the Corporation’s financial statements at March 31, 2024.

Note 22 – Related party transactions

Centro Financiero BHD, S.A.
At March 31, 2024, the Corporation had a
15.84
% equity interest in Centro Financiero BHD, S.A. (“BHD”),

one of the largest banking
and financial services groups

in the Dominican Republic.

During the quarter ended

March 31, 2024, the

Corporation recorded $
7.3
million in equity pickup from its investment in BHD (March 31,

2023 - $
9.1

million), which had a carrying amount of $
233.2

million at
March 31, 2024 (December

31, 2023 - $
225.9

million). There were
no

dividends received by the

Corporation from its investment in
BHD León during the quarters ended March 31, 2024

and 2023.

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
For the quarter ended March 31, 2024, administrative fees charged to these investment companies amounted to $
0.6

million (March
31, 2023 -
0.6

million) and waived fees amounted to $
0.2

million (March 31, 2023 - $
0.2

million), for a net fee of $
0.4

million (March
31, 2023 - $
0.4

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

There have been no changes in the

Corporation’s methodologies used
to estimate the fair value of assets and liabilities from

those disclosed in the 2023 Form 10-K.
The estimated fair

value may

be subjective in

nature and may

involve uncertainties and

matters of

significant judgment for

certain
financial instruments. Changes in the underlying assumptions used in calculating fair value could significantly

affect the results.
Fair Value on a Recurring and Nonrecurring Basis
The following fair value hierarchy tables

present information about the Corporation’s assets

and liabilities measured at fair value

on
a recurring basis at March 31, 2024 and December

31, 2023:

At March 31, 2024
(In thousands) Level 1 Level 2 Level 3 Measured at NAV Total
RECURRING FAIR VALUE

MEASUREMENTS
Assets

Debt securities available-for-sale:
U.S. Treasury securities $
6,262,480
$
6,026,731
$
-
$
-
$
12,289,211
Collateralized mortgage obligations - federal
agencies
-
127,608
-
-
127,608
Mortgage-backed securities
-
5,597,993
607
-
5,598,600
Other
-
5
2,000
-
2,005
Total debt securities

available-for-sale
$
6,262,480
$
11,752,337
$
2,607
$
-
$
18,017,424
Trading account debt securities, excluding
derivatives:
U.S. Treasury securities $
8,316
$
-
$
-
$
-
$
8,316
Obligations of Puerto Rico, States and political
subdivisions
-
60
-
-
60
Collateralized mortgage obligations
-
90
-
-
90
Mortgage-backed securities
-
18,587
84
-
18,671
Other
-
-
166
-
166
Total trading account

debt securities, excluding
derivatives $
8,316
$
18,737
$
250
$
-
$
27,303
Equity securities $
-
$
40,933
$
-
$
336
$
41,269
Mortgage servicing rights
-
-
114,964
-
114,964
Loans held-for-sale
-
5,352
-
-
5,352
Derivatives

-
24,045
-
-
24,045
Total assets measured

at fair value on a
recurring basis $
6,270,796
$
11,841,404
$
117,821
$
336
$
18,230,357
Liabilities
Derivatives $
-
$
(21,784)
$
-
$
-
$
(21,784)
Total liabilities measured

at fair value on a
recurring basis $
-
$
(21,784)
$
-
$
-
$
(21,784)

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
The

following

tables summarize

the difference

between the

aggregate fair

value

and the

aggregate unpaid

principal

balance

for
mortgage loans originated as held-for-sale measured

at fair value as of March 31, 2024 and December

31, 2023.

(In thousands) March 31, 2024
Aggregate Unpaid
Fair Value Principal Balance Difference
Loans held for sale $
5,352
$
5,285
$
67

(In thousands) December 31, 2023
Aggregate Unpaid
Fair Value Principal Balance Difference
Loans held for sale $
3,239
$
3,202
$
37
No

loans held-for-sale were 90 or more days past

due or on nonaccrual status as of March 31,

2024 and December 31, 2023.

For the quarter

ended March 31, 2024,

changes in the

fair value of

mortgage loans held-for-sale for

which the Corporation

elected
the fair value option, were not considered material.
The fair value information included in the following

tables is not as of period end, but as

of the date that the fair value measurement
was recorded during the quarters ended March 31,

2024 and 2023 and excludes nonrecurring

fair value measurements of assets no
longer outstanding as of the reporting date.

Quarter ended March 31, 2024
(In thousands) Level 1 Level 2 Level 3 Total
NONRECURRING FAIR VALUE

MEASUREMENTS
Assets

Write-downs
Loans [1] $
-
$
-
$
110
$
110
$
(2,172)
Other real estate owned [2]
-
-
1,416
1,416
(224)
Other foreclosed assets [2]
-
-
105
105
(41)
Total assets measured

at fair value on a nonrecurring basis
$
-
$
-
$
1,631
$
1,631
$
(2,437)
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
The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2024 and 2023.

Quarter ended March 31, 2024
MBS Other CMOs MBS Other
classified securities classified classified securities
as debt
classified as

as trading as trading classified
securities

debt securities
account account as trading Mortgage
available- available-

debt

debt
account debt servicing Total
(In thousands) for-sale for-sale securities securities securities rights assets
Balance at December 31, 2023 $
606
$
2,500
$
5
$
112
$
167
$
118,109
$
121,499
Gains (losses) included in earnings
-
(500)
-
-
(1)
(3,439)
(3,940)
Gains (losses) included in OCI
1
-
-
-
-
-
1
Additions
-
-
-
-
-
294
294
Settlements
-
-
(5)
(28)
-
-
(33)
Balance at March 31, 2024 $
607
$
2,000
$
-
$
84
$
166
$
114,964
$
117,821
Changes in unrealized gains (losses) included
in earnings relating to assets still held at March
31, 2024 $
-
$
(500)
$
-
$
-
$
2
$
(1,202)
$
(1,700)

Quarter ended March 31, 2023
MBS Other Other
classified securities CMOs MBS securities
as debt classified as classified classified classified
securities debt securities as trading as trading as trading Mortgage available- available- account debt account debt account debt servicing Total
(In thousands) for-sale for-sale securities securities securities rights assets
Balance at December 31, 2022 $
711
$
1,000
$
113
$
215
$
207
$
128,350
$
130,596
Gains (losses) included in earnings
-
-
-
(1)
(8)
(1,376)
(1,385)
Gains (losses) included in OCI
(6)
-
-
-
-
-
(6)
Additions
-
-
-
-
-
501
501
Settlements
(50)
-
(25)
(26)
-
-
(101)
Balance at March 31, 2023 $
655
$
1,000
$
88
$
188
$
199
$
127,475
$
129,605
Changes in unrealized gains (losses)
included in earnings relating to assets
still held at March 31, 2023 $
-
$
-
$
-
$
-
$
9
$
1,286
$
1,295
Gains and losses (realized and unrealized) included in earnings for the quarters ended March 31, 2024 and 2023 for

Level 3 assets
and liabilities included in the previous tables

are reported in the consolidated statements of

operations as follows:

Quarter ended March 31, 2024 Quarter ended March 31, 2023
Changes in unrealized Changes in unrealized
Total gains gains (losses) relating to Total gains gains (losses) relating to
(losses) included assets still held at (losses) included assets still held at
(In thousands) in earnings reporting date in earnings reporting date
Mortgage banking activities $
(3,439)
$
(1,202)
$
(1,376)
$
1,286
Trading account (loss) profit
(1)
2
(9)
9
Provision for credit losses
(500)
(500)
-
-
Total

$
(3,940)
$
(1,700)
$
(1,385)
$
1,295
The following

tables include

quantitative information

about significant

unobservable inputs

used to

derive the

fair value

of Level

3
instruments, excluding those instruments

for which the

unobservable inputs were not

developed by the

Corporation such as

prices
of prior transactions and/or unadjusted third-party pricing

sources at March 31, 2024 and 2023.

Fair value at

March 31,
(In thousands) 2024 Valuation technique Unobservable inputs Weighted average (range) [1]
Other - trading $
166
Discounted cash flow model Weighted average life
2.3

years
Yield
12.0%
Prepayment speed
10.8%
Loans held-in-portfolio $
110
[2]
External appraisal Haircut applied on
external appraisals
10.0%
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

amounts that could be

realized
in actual transactions.
The fair values

reflected herein have been

determined based on the

prevailing rate environment at

March 31, 2024

and December
31, 2023, as applicable. In different interest rate environments,

fair value estimates can differ significantly, especially for certain fixed rate

financial

instruments.

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

March 31, 2024
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Assets:
Cash and due from banks $
320,486
$
320,486
$
-
$
-
$
-
$
320,486
Money market investments
5,928,578
5,920,785
7,793
-
-
5,928,578
Trading account debt securities, excluding

derivatives
[1]
27,303
8,316
18,737
250
-
27,303
Debt securities available-for-sale [1]
18,017,424
6,262,480
11,752,337
2,607
-
18,017,424
Debt securities held-to-maturity:
U.S. Treasury securities $
8,013,952
$
-
$
7,894,800
$
-
$
-
$
7,894,800
Obligations of Puerto Rico, States and political
subdivisions
55,981
-
6,918
49,284
-
56,202
Collateralized mortgage obligation-federal agency
1,536
-
1,364
-
-
1,364
Securities in wholly owned statutory business trusts
5,960
-
5,960
-
-
5,960
Total debt securities

held-to-maturity
$
8,077,429
$
-
$
7,909,042
$
49,284
$
-
$
7,958,326
Equity securities:
FHLB stock $
48,604
$
-
$
48,604
$
-
$
-
$
48,604
FRB stock
99,920
-
99,920
-
-
99,920
Other investments
47,223
-
40,933
6,531
336
47,800
Total equity securities $
195,747
$
-
$
189,457
$
6,531
$
336
$
196,324
Loans held-for-sale $
5,352
$
-
$
5,532
$
-
$
-
$
5,532
Loans held-in-portfolio
34,379,194
-
-
33,249,195
-
33,249,195
Mortgage servicing rights
114,964
-
-
114,964
-
114,964
Derivatives
24,045
-
24,045
-
-
24,045
March 31, 2024
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Liabilities:
Deposits:
Demand deposits $
55,053,712
$
-
$
55,053,712
$
-
$
-
$
55,053,712
Time deposits
8,755,072
-
8,430,548
-
-
8,430,548
Total deposits $
63,808,784
$
-
$
63,484,260
$
-
$
-
$
63,484,260
Assets sold under agreements to repurchase $
66,090
$
-
$
66,088
$
-
$
-
$
66,088
Notes payable:
FHLB advances $
373,665
$
-
$
358,046
$
-
$
-
$
358,046
Unsecured senior debt securities
394,285
-
410,228
-
-
410,228
Junior subordinated deferrable interest debentures
(related to trust preferred securities)
198,353
-
187,383
-
-
187,383
Total notes payable $
966,303
$
-
$
955,657
$
-
$
-
$
955,657
Derivatives $
21,784
$
-
$
21,784
$
-
$
-
$
21,784
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

The notional

amount of

commitments to

extend credit

at March

31, 2024

and December

31, 2023

was $
11

billion and

$
10

billion,
respectively, and

represented the unused portion of credit

facilities granted to customers. The

notional amount of letters of

credit at
March 31,

2024 and

December 31,

2023 was

$
117

million and

$
82

million, respectively,

and represented

the contractual

amount
that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those

agreements, are not material to Popular’s

financial statements.

Note 25 – Net income per common share
The following table

sets forth the

computation of net

income per common

share (“EPS”), basic

and diluted, for

the quarters

ended
March 31, 2024 and 2023
:

Quarters ended March 31,
(In thousands, except per share information) 2024 2023
Net income $
103,283
$
158,979
Preferred stock dividends
(353)
(353)
Net income applicable to common stock $
102,930
$
158,626
Average common shares outstanding
71,869,735
71,541,778
Average potential dilutive common shares

97,068
64,418
Average common shares outstanding - assuming dilution
71,966,803
71,606,196
Basic EPS $
1.43
$
2.22
Diluted EPS $
1.43
$
2.22
For the quarters

ended March 31, 2024 and

2023, the Corporation calculated the impact

of potential dilutive common shares under
the

treasury

stock

method,

consistent

with

the

method

used

for

the

preparation

of

the

financial

statements

for

the

year

ended
December

31,

2023.

For

a

discussion

of

the

calculation

under

the

treasury

stock

method,

refer

to

Note

31

of

the

Consolidated
Financial Statements included in the 2023 Form 10-K.

Note 26 – Revenue from contracts with customers
The

following

table

presents

the

Corporation’s

revenue

streams

from

contracts

with

customers

by

reportable

segment

for

the
quarters ended March 31, 2024 and 2023
.

Quarters ended March 31,
(In thousands) 2024 2023
BPPR Popular U.S. BPPR Popular U.S.
Service charges on deposit accounts $
35,016
$
2,426
$
32,152
$
2,526
Other service fees:
Debit card fees
14,049
199
12,948
218
Insurance fees, excluding reinsurance
10,556
1,846
10,798
1,307
Credit card fees, excluding late fees and membership

fees
35,800
458
36,174
579
Sale and administration of investment products
7,427
-
6,558
-
Trust fees
6,985
-
5,896
-
Total revenue from

contracts with customers
[1] $
109,833
$
4,929
$
104,526
$
4,630
[1] The amounts include intersegment transactions of $
0.6

million and $
1.6

million, respectively, for the

quarters ended March 31, 2024 and 2023.
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
30.8
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

March 31, 2024
(In thousands)
Remaining

2024 2025 2026 2027 2028
Later
Years
Total Lease
Payments
Less: Imputed
Interest Total
Operating Leases $
23,167
$
28,327
$
19,932
$
14,531
$
12,074
40,740
$
138,771
$
(17,438)
$
121,333
Finance Leases
3,380
4,605
4,374
3,017
2,344
10,434
28,154
(3,257)
24,897
The following table presents the lease cost recognized

by the Corporation in the Consolidated

Statements of Operations as follows:

Quarters ended March 31,
(In thousands) 2024 2023
Finance lease cost:
Amortization of ROU assets $
748
$
824
Interest on lease liabilities
237
296
Operating lease cost
7,688
7,854
Short-term lease cost
116
73
Variable lease cost
69
56
Sublease income
(20)
(9)
Total lease cost [1] $
8,838
$
9,094
[1]
Total lease cost

is recognized as part of net occupancy expense.

The

following

table

presents

supplemental

cash

flow

information

and

other

related

information

related

to

operating

and

finance
leases.

Quarters ended March 31,
(Dollars in thousands) 2024 2023
Cash paid for amounts included in the measurement of

lease liabilities:
Operating cash flows from operating leases $
7,771
$
7,754
Operating cash flows from finance leases
237
296
Financing cash flows from finance leases
881
804
ROU assets obtained in exchange for new lease obligations:
Operating leases $
1,127
$
967
Finance leases
-
1,796
Weighted-average remaining lease term:
Operating leases
7.2
years
7.3
years
Finance leases
8.2
years
8.2
years
Weighted-average discount rate:
Operating leases
3.3
%
3.0
%
Finance leases
3.8
%
4.1
%
As of March 31, 2024, the Corporation had additional

operating leases contracts that have not yet commenced

with an undiscounted
contract amount of $
3.9

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

Pension Plans OPEB Plan
Quarter ended March 31, Quarter ended March 31,
(In thousands) 2024 2023 2024 2023
Personnel Cost:

Service cost
$
-
$
-
$
32
$
48
Other operating expenses:

Interest cost
7,558
7,887
1,421
1,520

Expected return on plan assets
(8,594)
(8,591)
-
-

Amortization of prior service cost/(credit)
-
-
-
-

Amortization of net loss
4,166
5,366
(548)
(553)
Total net periodic

pension cost

$
3,130
$
4,662
$
905
$
1,015
The Corporation paid the following contributions to the plans for the quarter ended March 31, 2024 and expects to pay the following
contributions for the year ending December 31, 2024.

For the quarter ended For the year ending
(In thousands) March 31, 2024 December 31, 2024
Pension Plans $
57
$
228
OPEB Plan $
1,597
$
5,744

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
Non-vested at December 31, 2023
299,896
$
58.20
Granted
143,084
85.57
Performance Shares Quantity Adjustment
33,858
88.92
Vested

(185,177)
79.81
Forfeited
411
69.92
Non-vested at March 31, 2024
292,072
$
61.48
During the

quarter ended

March 31,

2024,
77,859

shares of

restricted stock

(March 31,

2023 -
69,488
) and
65,225

performance
shares (March 31, 2023 -
57,715
) were awarded to management under the

Incentive Plan.

During

the

quarter

ended

March

31,

2024,

the

Corporation

recognized

$
6.4

million

of

restricted

stock

expense

related

to
management incentive awards, with a tax benefit of $
0.6

million (March 31, 2023 - $
4.4

million, with a tax benefit of $
0.3

million). For
the quarter ended

March 31, 2024,

the fair market

value of the

restricted stock and performance

shares vested was

$
9.5

million at
grant date

and $
13.2

million at

vesting date.

This excess

requires the

recognition of

a windfall

tax benefit

of $
1.4

million that

was
recorded as a

reduction in income

tax expense. For

the quarter ended

March 31, 2024,

the Corporation recognized

$
5.0

million of
performance shares expense, with a tax benefit of $
0.3

million (March 31, 2023 - $
3.6

million, with a tax benefit of $
0.1

million). The
total

unrecognized

compensation

cost

related

to

non-vested

restricted

stock

awards

and

performance

shares

to

members

of
management at March 31, 2024 was $
11.4

million and is expected to be recognized over

a weighted-average period of
1.79

years.
The following table summarizes the restricted stock

activity under the Incentive Plan for members of

the Board of Directors:

(Not in thousands) RSUs / Unrestricted stock
Weighted-Average

Grant
Date Fair Value per Unit
Non-vested at December 31, 2022
-
$
-
Granted
39,104
55.30
Vested

(39,104)
55.30
Forfeited
-
-
Non-vested at December 31, 2023
-
$
-
Granted
1,195
82.08
Vested

(1,195)
82.08
Forfeited
-
-
Non-vested at March 31, 2024
-
$
-
The

equity

awards

granted

to

members

of

the

Board

of

Directors

of

Popular,

Inc.

(the

“Directors”)

will

vest

and

become

non-
forfeitable on the

grant date

of such

award. Effective in

May 2019 all

equity awards granted

to the

Directors may be

paid in

either
common stock or RSUs, at the Directors’ election. If RSUs are elected the Directors may defer the delivery of the shares of common stock underlying the RSUs award after their retirement.

To

the extent that cash dividends are paid

on the Corporation’s outstanding
common stock, the Directors

will receive an additional number of RSUs

that reflect reinvested dividend equivalent.

During the quarter ended March 31,

2024,
1,195

RSUs were granted to the

Directors (March 31, 2023 -
1,029
).

During this period,
the Corporation

recognized $
98

thousand of

restricted stock

expense related

to

these RSUs,

with a

tax

benefit of

$
18

thousand
(March 31, 2023

- $
67

thousand, with a

tax benefit of

$
13

thousand). The fair

value at vesting

date of the

RSUs vested during the
quarter ended March 31, 2024 for Directors was

$
98

thousand
.

Note 30 – Income taxes

The reason for the difference between the income

tax expense applicable to income before provision

for income taxes and the
amount computed by applying the statutory tax rate

in Puerto Rico, were as follows:

Quarters ended
March 31, 2024 March 31, 2023
(In thousands)
Amount

% of pre-tax
income

Amount
% of pre-tax
income
Computed income tax expense at statutory rates

$
59,569
38
% $
76,985
38
%
Net benefit of tax exempt interest income
(28,759)
(18)
(21,902)
(11)
Effect of income subject to preferential tax rate
(1,420)
(1)
(855)
-
Deferred tax asset valuation allowance
2,563
1
(4,565)
(2)
Difference in tax rates due to multiple jurisdictions
(673)
-
(5,169)
(3)
Tax on intercompany

distributions
[1]
24,325
16
-
-
U.S., States, and local taxes
1,036
-
3,355
2
Others
(1,073)
(1)
(1,535)
(1)
Income tax expense $
55,568
35
% $
46,314
23
%
[1]
Includes $
16.5

million of out-of-period adjustment.
For the quarter ended March 31, 2024,

the Corporation recorded an income tax expense

of $
55.6

million compared to $
46.3

million
for the

quarter ended March

31, 2023. As

discussed in Note

2, the tax

expense for the

first quarter of

2024 includes $
23.0

million,
related

to

intercompany distributions,

out

of

which

$
16.5

million

were related

to

an

out-of-period adjustment

associated with

the
Corporation’s U.S. subsidiary’s non-payment of

taxes on certain intercompany distributions

to the Bank Holding

Company (BHC) in
Puerto Rico,

a foreign

corporation for

U.S. tax

purposes. During

years 2023

and 2022,

$
5.5

million and

$
5.4

million, respectively,
should have been

recognized as additional income

tax expense, and

an aggregate of

$
5.6

million in the

years prior to

2022.

As a
result of

this adjustment,

the deferred

tax assets

related to

NOL of

the BHC

and its

related valuation

allowance was

reduced by
$
53.7

million. The

Corporation also

recognized $
6.5

million in

income tax

expense during

the quarter

ended March

31, 2024,

to
reflect the U.S. federal tax withholding liability and estimated related Puerto Rico income tax arising from a $
50

million dividend paid
during the quarter.

During the quarter ended March 31,

2023, the Corporation reported a reversal of

a valuation allowance on a tax
credit expected to be realized on the U.S. operations.

The following table presents a breakdown of the

significant components of the Corporation’s deferred tax assets and liabilities.

March 31, 2024

(In thousands)
PR US Total
Deferred tax assets:
Tax credits available

for carryforward
$
263
$
10,749
$
11,012
Net operating loss and other carryforward available

53,852
619,457
673,309
Postretirement and pension benefits
37,314
-
37,314
Allowance for credit losses
246,566
29,866
276,432
Depreciation
6,774
6,651
13,425
FDIC-assisted transaction
152,665
-
152,665
Lease liability
28,280
19,272
47,552
Unrealized net loss on investment securities
309,191
20,406
329,597
Difference in outside basis from pass-through entities
44,008
-
44,008
Mortgage Servicing Rights
14,378
-
14,378
Other temporary differences
49,600
10,041
59,641
Total gross deferred

tax assets
942,891
716,442
1,659,333
Deferred tax liabilities:
Intangibles
85,564
52,715
138,279
Right of use assets
25,839
16,940
42,779
Deferred loan origination fees/cost
(823)
2,085
1,262
Loans acquired
19,703
-
19,703
Other temporary differences
6,854
422
7,276

Total gross deferred

tax liabilities
137,137
72,162
209,299
Valuation allowance
71,380
378,910
450,290
Net deferred tax asset $
734,374
$
265,370
$
999,744

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

The net

deferred tax

assets

shown in

the table

above at

March 31,

2024, is

reflected in

the consolidated

statements of

financial
condition as $
1.0

billion in net deferred tax assets in the

“Other assets” caption (December 31, 2023 - $
1.0

billion) and $
1.3

million in
deferred

tax

liabilities

in

the

“Other

liabilities”

caption

(December 31,

2023

-

$
1.3

million),

reflecting

the

aggregate

deferred

tax
assets

or

liabilities

of

individual

tax-paying subsidiaries

of

the

Corporation

in

their

respective tax

jurisdiction, Puerto

Rico

or

the
United States.

At

March

31,

2024,

the

net

deferred

tax

assets

of

the

U.S.

operations

amounted

to

$
644

million

with

a

valuation

allowance

of
approximately $
379

million, for

net deferred

tax

assets after

valuation allowance

of

approximately $
265

million.

The

Corporation
evaluates the

realization of

the deferred

tax

assets on

a quarterly

basis by

taxing

jurisdiction. The

U.S.

operation has

sustained
profitability

for

the

last

three

calendar

years

and

for

the

quarter

ended

March

31,

2024.

These

historical

financial

results

are
objectively verifiable positive evidence, evaluated together with the positive evidence of stable credit metrics, in combination with the length of

the expiration

of the

NOLs. On

the other

hand, the

Corporation evaluated

the negative

evidence accumulated

over the
years, including

financial results

lower than

expectations and

challenges to

the economy

due to

inflationary pressures

and global
geopolitical uncertainty that have resulted in

a trend of reduction of pre-tax

income over the last three years.

As of March 31, 2024,
after weighting all positive

and negative evidence, the

Corporation concluded that it is

more likely than not

that approximately $
265
million

of

the

deferred

tax

assets

from

the

U.S.

operations,

comprised

mainly

of

net

operating

losses,

will

be

realized.

The
Corporation

based

this

determination

on

its

estimated

earnings

available

to

realize

the

deferred

tax

assets

for

the

remaining
carryforward period, together with the historical level

of book income adjusted by permanent

differences. Management will continue
to

monitor

and

review

the

U.S.

operation’s

results,

including

recent

earnings

trends,

the

pre-tax

earnings

forecast,

any

new

tax
initiative,

and

other

factors,

including

net

income

versus

forecast,

targeted

loan

growth,

net

interest

income

margin,

changes

in
deposit

costs,

allowance

for

credit

losses,

charge

offs,

NPLs

inflows

and

NPA

balances.

Significant

adverse

changes

or

a
combination of changes in these factors could impact

the future realization of the deferred tax assets.
At March

31, 2024, the

Corporation’s net

deferred tax assets

related to its

Puerto Rico

operations amounted to

$
734

million.

The
Corporation’s Puerto Rico

Banking operation has

a historical record

of profitability.

This is considered

a strong piece

of objectively
verifiable positive evidence that outweighs any

negative evidence considered by Management in

the evaluation of the realization

of
the

deferred

tax

assets.

Based

on

this

evidence

and

management’s

estimate

of

future

taxable

income,

the

Corporation

has
concluded that it is more likely than not that such net

deferred tax assets of the Puerto Rico Banking

operations will be realized.
The Holding Company operation has been in a cumulative

loss position in recent years.

Management expects these losses will be a
trend

in

future

years.

This

objectively

verifiable

negative

evidence is

considered

by

Management strong

negative

evidence that
suggests that

income in

future years

will be

insufficient to

support the

realization of

all deferred

tax assets.

After weighting

of all
positive

and

negative evidence

Management concluded,

as

of

the reporting

date,

that

it

is

more

likely

than

not that

the

Holding
Company will not be

able to realize any

portion of the deferred tax

assets. Accordingly, the

Corporation has maintained a valuation
allowance on the deferred tax assets of $
71

million as of March 31, 2024.
The reconciliation of unrecognized tax benefits, excluding

interest, was as follows:

(In millions) 2024 2023
Balance at January 1 $
1.5
$
2.5
Balance at March 31 $
1.5
$
2.5
At March 31,

2024, the total amount

of accrued interest recognized

in the statement

of financial condition amounted

to $
2.3

million
(December 31, 2023 - $
2.3

million). The total interest expense recognized

at March 31, 2024 was

$
30

thousand, (March 31, 2023–
$
56

thousand). Management

determined that

at

March

31,

2024 and

December 31,

2023, there

was
no

need

to

accrue for

the
payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration

of the

effect on

U.S. federal

tax of

unrecognized U.S.

state tax

benefits, the

total amount

of unrecognized

tax
benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $
2.9
million at March 31, 2024 (December 31, 2023 - $
2.9

million).
The amount of

unrecognized tax benefits

may increase or

decrease in the

future for various

reasons including adding amounts

for
current

tax

year

positions,

expiration

of

open

income

tax

returns

due

to

the

statutes

of

limitation,

changes

in

Management’s
judgment about

the level

of uncertainty,

status of

examinations, litigation

and legislative

activity and

the addition

or elimination

of
uncertain tax positions.

The Corporation does not

anticipate a reduction

in the total

amount of unrecognized tax

benefits within the
next 12 months.

The

Corporation and

its subsidiaries

file

income tax

returns in

Puerto

Rico, the

U.S. federal

jurisdiction, various

U.S. states

and
political subdivisions,

and foreign

jurisdictions. At

March 31,

2024, the

following years

remain subject

to

examination in

the U.S.
Federal jurisdiction: 2020 and thereafter; and

in the Puerto Rico jurisdiction, 2018 and thereafter.

Note 31 – Supplemental disclosure on the consolidated

statements of cash flows
Additional disclosures on cash flow information and non-cash activities for the quarters ended March 31,

2024 and March 31, 2023
are listed in the following table:

(In thousands) March 31, 2024 March 31, 2023
Non-cash activities:

Loans transferred to other real estate
$
16,133
$
18,367

Loans transferred to other property
20,224
17,343

Total loans transferred

to foreclosed assets
36,357
35,710

Loans transferred to other assets
13,464
2,778

Financed sales of other real estate assets
2,725
3,203

Financed sales of other foreclosed assets
13,689
13,232

Total financed sales

of foreclosed assets
16,414
16,435

Financed sale of premises and equipment
22,495
14,105

Transfers from loans held-in-portfolio to

loans held-for-sale
2,763
2,475

Transfers from loans held-for-sale to loans

held-in-portfolio
1,722
1,500

Loans securitized into investment securities
[1]
2,205
10,966

Trades receivable from brokers and counterparties
45
10,307

Trades payable to brokers and counterparties
45
402

Net change in receivables from investments maturities
125,000
99,620

Recognition of mortgage servicing rights on securitizations

or asset transfers
294
501

Loans booked under the GNMA buy-back option
2,181
855

Capitalization of lease right of use asset
1,152
2,699
[1]
Includes loans securitized into trading securities and subsequently sold before quarter end.
The following table provides a reconciliation of

cash and due from banks, and restricted cash

reported within the Consolidated
Statement of Financial Condition that sum to the total of

the same such amounts shown in the Consolidated

Statement of Cash
Flows.

(In thousands) March 31, 2024 March 31, 2023
Cash and due from banks $
305,869
$
427,160
Restricted cash and due from banks
14,617
34,853
Restricted cash in money market investments
7,793
7,173
Total cash and due

from banks, and restricted cash
[2] $
328,279
$
469,186
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

Life Re, and Popular Re.
Popular U.S.:

Popular U.S. reportable segment

consists of the

banking operations of Popular

Bank (PB), Popular Insurance

Agency, U.S.A.,

and
PEF.

PB

operates through

a retail

branch network

in the

U.S. mainland

under the

name of

Popular,

and equipment

leasing and
financing services through PEF.

Popular Insurance Agency,

U.S.A. offers investment and insurance

services across the PB

branch
network.

The Corporate group

consists primarily of

the holding companies

Popular, Inc.,

Popular North America,

Popular International Bank
and certain of the Corporation’s investments accounted for under the equity method, including Centro Financiero BHD, León.

The

accounting

policies

of

the

individual

operating

segments

are

the

same

as

those

of

the

Corporation.

Transactions

between
reportable segments are primarily conducted at market rates, resulting in profits that are eliminated for reporting consolidated results of operations.
The tables that follow present the results of operations

and total assets by reportable segments:

2024
For the quarter ended March 31, 2024
Intersegment

(In thousands) BPPR Popular U.S. Eliminations
Net interest income $
472,841
$
84,853
$
-
Provision for credit losses

(benefit)
60,680
11,435
-
Non-interest income

145,669
7,120
(56)
Amortization of intangibles
484
311
-
Depreciation expense
13,009
1,943
-
Other operating expenses
393,805
67,788
(56)
Income tax expense
29,206
3,456
-
Net income $
121,326
$
7,040
$
-
Segment assets $
57,250,662
$
13,686,037
$
(359,383)
For the quarter ended March 31, 2024
Reportable

(In thousands) Segments Corporate Eliminations
Total Popular,

Inc.
Net interest income (expense) $
557,694
$
(6,950)
$
-
$
550,744
Provision for credit losses
72,115
483
-
72,598
Non-interest income
152,733
11,722
(637)
163,818
Amortization of intangibles
795
-
-
795
Depreciation expense
14,952
409
-
15,361
Other operating expenses
461,537
6,611
(1,191)
466,957
Income tax expense
32,662
22,676
230
55,568
Net income (loss) $
128,366
$
(25,407)
$
324
$
103,283
Segment assets $
70,577,316
$
5,723,198
$
(5,363,575)
$
70,936,939

2023
For the quarter ended March 31, 2023
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

During the quarter ended March

31, 2024, BPPR did
no
t
participate in loans originated

by PB (March 31,

2023 - $
23

million). Total

assets for the BPPR

segment related to its

operations in
the United States amounted to $
1.5

billion (December 31, 2023 - $
1.5

billion), including $
106

million in multifamily loans (December
31, 2023 - $
106

million), $
526

million in commercial real estate loans (December 31, 2023 -

$
528

million), $
592

million in C&I loans
(December 31, 2023

- $
557

million), and $
198

million in unsecured personal

loans (December 31, 2023

- $
229

million). During the
quarter

ended

March

31,

2024,

the

BPPR

segment

generated

approximately

$
29.8

million

(March

31,

2023

-

$
25.4

million)

in
revenues from

its operations

in the

United States,

including net

interest income

and other

service fees.

In the

Virgin Islands,

the
BPPR

segment

offers

banking

products, including

loans

and

deposits. The

BPPR segment

generated $
10.6

million

in

revenues
during the first quarter of 2024 (March 31,

2023 - $
11.6

million) from its operations in the U.S. and

British Virgin Islands.

Geographic Information

Quarter ended
(In thousands) March 31, 2024 March 31, 2023
Revenues: [1]

Puerto Rico

$
565,744
$
547,903

United States
126,741
125,045

Other
22,077
20,669
Total consolidated

revenues

$
714,562
$
693,617
[1]
Total revenues include

net interest income, service charges on deposit accounts,

other service fees, mortgage banking activities, net

gain,
including impairment on equity securities, net gain on trading account debt securities, adjustments to indemnity reserves

on loans sold and
other operating income.

Selected Balance Sheet Information:
(In thousands) March 31, 2024 December 31, 2023
Puerto Rico

Total assets $
54,507,722
$
54,181,300

Loans
22,649,624
22,519,961

Deposits
51,350,879
51,282,007
United States

Total assets $
15,186,839
$
15,343,156

Loans
11,931,955
12,006,012

Deposits
10,716,008
10,643,602
Other

Total assets $
1,242,378
$
1,233,699

Loans
542,511
543,299

Deposits
[1]
1,741,897
1,692,634
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
and

equipment

leasing

and

financing,

and

insurance

services

through

specialized

subsidiaries.

In

the

U.S.

mainland,

the
Corporation provides

retail, mortgage

and

commercial banking

services, as

well as

equipment leasing

and

financing, through

its
New

York-chartered

banking

subsidiary,

Popular

Bank

(“PB”

or

“Popular U.S.”),

which

has

branches

located

in

New

York,

New
Jersey

and

Florida.

Note

32

to

the

Consolidated

Financial

Statements

presents

information

about

the

Corporation’s

business
segments.
SIGNIFICANT EVENTS
FDIC Special Assessment Increase in Estimate
On

November 16,

2023,

the

Federal

Deposit

Insurance

Corporation

(“FDIC”)

approved

a

final

rule

that

imposes

a

special
assessment (the “FDIC

Special Assessment”) to recover

the losses to

the deposit insurance

fund resulting from

the FDIC’s use,

in
March 2023,

of the systemic

risk exception to

the least-cost resolution

test under the

Federal Deposit Insurance

Act in

connection
with

the

receiverships

of

several

failed

banks.

In

connection

with

this

assessment,

the

Corporation

recorded

an

expense

of
$71.4 million, $45.3 million net of tax, in the fourth quarter of 2023, representing the full amount of the estimated assessment at that time.
During the quarter ended March 31, 2024, the Corporation

recorded an additional expense of $14.3 million, $9.1

million net of tax, to
reflect the

FDIC's higher loss

estimate which increased

from $16.3 billion,

when approved, to

$20.4 billion during

the quarter.

The
special assessment

amount and

collection period

may change

as the

estimated loss

is periodically

adjusted or

if the

total amount
collected varies.

Tax impact on Intercompany Distributions
The

net

income

for

the

quarter

ended March 31,

2024,

included

$22.9 million of

expenses,

of

which

$16.5 million

is

reflected

in
income tax

expense

and $6.4

million is

reflected in

other operating

expenses,

related to

an out-of-period

adjustment associated
with the

Corporation’s U.S. subsidiary’s

non-payment of taxes

on certain intercompany

distributions to the

Bank Holding Company
(BHC) in

Puerto Rico,

a foreign

corporation for

U.S. tax

purposes. The

adjustment corrected

errors for

income tax

expense that
should have

been recognized

of $5.5

million and

$5.4 million

in the

years 2023

and 2022,

respectively,

and an

aggregate of

$5.6
million, in the years prior to 2022. The $6.4 million recognized as other operating expense corresponded to interest due up to March
31, 2024 on

the related late

payment of the

withholding tax, of which

approximately $3.0 million correspond

to years prior

to 2022.
As a result of this adjustment, the deferred

tax asset related to NOL of the BHC

and its related valuation allowance was reduced by
$53.7

million.

The

Corporation

evaluated

the

impact

of

the

out-of-period

adjustment

and

concluded

it

was

not

material

to

any
previously issued interim or

annual consolidated financial statements and

the adjustment is

not expected to be

material to the year
ending December 31, 2024.
The Corporation

also recognized

$6.5 million

in income

tax expense

during the

quarter ended

March 31,

2024 to

reflect the

U.S.
federal

tax withholding

liability and

estimated related

Puerto Rico

income tax

arising from

a $50

million dividend

paid during

the
quarter.
Dividends from

the U.S.

subsidiaries to

the BHC

are subject

to a

Federal 10%

withholding tax

and ordinary

income tax

in Puerto
Rico, subject

to

foreign tax

credits,

use of

available net

operating losses

and certain

other limitations.

The Corporation

does

not
anticipate the tax treatment of U.S. sourced dividends

to the BHC to impact BHC liquidity or future

capital actions.

OVERVIEW
Table 1 provides selected financial data and performance indicators for the quarters ended

March 31, 2024 and 2023.

Table 1 - Financial highlights
Financial Condition Highlights Ending Balances at Average for the quarter ended
(In thousands)
March 31,
2024

December 31,
2023 Variance
March 31,
2024
March 31,
2023 Variance
Money market investments $ 5,928,578 $ 6,998,871 $ (1,070,293) $ 6,483,615 $ 5,736,352 $ 747,263
Investment securities 26,324,139 25,148,673 1,175,466 27,698,252 28,076,090 (377,838)
Loans 35,124,090 35,069,272 54,818 35,059,391 32,048,055 3,011,336
Earning assets 67,376,807 67,216,816 159,991 69,241,258 65,860,497 3,380,761
Total assets 70,936,939 70,758,155 178,784 72,294,855 68,843,309 3,451,546
Deposits 63,808,784 63,618,243 190,541 64,032,945 61,145,654 2,887,291
Borrowings 1,032,393 1,078,332 (45,939) 1,056,673 1,167,845 (111,172)
Total liabilities 65,759,625 65,611,202 148,423 66,096,115 63,202,001 2,894,114
Stockholders’ equity 5,177,314 5,146,953 30,361 6,198,740 5,641,308 557,432
Note: Average balances exclude unrealized gains or losses on debt securities available-for-sale.
Operating Highlights Quarter ended March 31,
(In thousands, except per share information) 2024 2023

Variance
Net interest income $ 550,744 $ 531,656 $ 19,088
Provision for credit losses (benefit) 72,598 47,637 24,961
Non-interest income 163,818 161,961 1,857
Operating expenses 483,113 440,687 42,426
Income before income tax 158,851 205,293 (46,442)
Income tax expense 55,568 46,314 9,254
Net income $ 103,283 $ 158,979 $ (55,696)
Net income applicable to common stock $ 102,930 $ 158,626 $ (55,696)
Net income per common share - basic $ 1.43 $ 2.22 $ (0.79)
Net income per common share - diluted $ 1.43 $ 2.22 $ (0.79)
Dividends declared per common share $ 0.62 $ 0.55 $ 0.07
Quarter ended March 31,
Selected Statistical Information 2024 2023
Common Stock Data

End market price
$ 88.09 $ 57.41

Book value per common share at period end
71.32 61.82
Profitability Ratios

Return on assets
0.57% 0.93%

Return on common equity
6.07 10.00

Net interest spread
2.38 2.68

Net interest spread (taxable equivalent) - Non-GAAP
2.60 2.92

Net interest margin
3.16 3.22

Net interest margin (taxable equivalent) - Non-GAAP
3.38 3.46
Capitalization Ratios

Average equity to average assets
8.57% 8.19%

Common equity Tier 1 capital
16.36 16.73

Tier I capital
16.42 16.79

Total capital
18.19 18.61

Tier 1 leverage
8.45 8.37

Non-GAAP Financial Measures
This Form 10-Q

contains financial information

prepared under accounting

principles generally accepted in

the United
States (“U.S.

GAAP”) and

non-GAAP financial

measures. Management

uses non-GAAP

financial measures

when it
has

determined

that

these

measures

provide

meaningful

information

about

the

underlying

performance

of

the
Corporation’s ongoing operations.

Non-GAAP financial measures used by the

Corporation may not be comparable

to
similarly named non-GAAP financial measures used by other companies.
Adjusted net income - Non-GAAP Financial Measure
In

addition

to

analyzing

the

Corporation’s

results

on

a

reported

basis,

management

monitors

the

“Adjusted

net
income”

of

the

Corporation

and

excludes

the

impact

of

certain

transactions

on

the

results

of

its

operations.
Management

believes

that

the

“Adjusted

net

income”

provides

meaningful

information

about

the

underlying
performance of the Corporation’s ongoing operations. The “Adjusted net income” is a non-GAAP financial measure.
The following

table presents

the Adjusted

net income

for the

quarter ended

of March

31, 2024.

There were

no non-
GAAP adjustments for the quarter ended March 31, 2023.
Table 2 - Adjusted Net Income

for the Quarter Ended March 31, 2024 (Non-GAAP)
(Unaudited)
(In thousands)
Income before

income tax
Income tax
expense
(benefit) Total
U.S. GAAP Net income $158,851 $55,568 $103,283
Non-GAAP Adjustments:
FDIC Special Assessment [1] 14,287 (5,234) 9,053
Adjustments related to intercompany distributions [1] 6,400 16,483 22,883
Adjusted net income (Non-GAAP) $179,538 $44,319 $135,219
[1] Refer to the Overview section of Management’s Discussion and Analysis included in this Form 10-Q for a description

of this item.

Net interest income on a taxable equivalent basis

– Non-GAAP Financial Measure
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

a taxable

equivalent basis, will

vary depending on

the level

of these

expenses that are

attributed to the

available exempt
income.
Net interest income on

a taxable equivalent basis,

with its different components,

along with the reconciliation to

net interest income
(GAAP),

for

the

quarter

ended

March

31,

2024

as

compared

with

the

same

period

in

2023,

segregated by

major

categories

of
interest earning assets and interest-bearing

liabilities are included in Table 3 of the Operating Results Analysis section below.
Tangible Common Equity and Tangible Assets
Tangible

common equity,

tangible common equity ratio, tangible

assets and tangible book

value per common share

are non-GAAP
financial measures.

Tangible

common equity

ratio and

tangible book

value per

common share

in conjunction

with more

traditional
bank

capital

ratios

are

commonly

used

by

banks

and

analysts

to

compare

the

capital

adequacy

of

banking

organizations

with
significant amounts

of goodwill

or other

intangible assets,

typically stemming

from the

use of

the purchase

accounting method

for
mergers and acquisitions.

Tangible

common equity,

tangible assets and

other related measures

should not be

used in

isolation or
as

a

substitute

for

stockholders'

equity,

total

assets

or

any

other

measure

calculated

in

accordance

with

GAAP.

Moreover,

the
manner in which the Corporation calculates its tangible common equity, tangible assets and

other related measures may differ from
that of other companies reporting measures with

similar names.
Table

9 provides

a reconciliation

of total

stockholders’ equity

to tangible

common equity

and total

assets to

tangible assets

as of
March 31, 2024, and December 31, 2023.
Financial highlights for the quarter ended March 31, 2024
●

For the

quarter ended March

31, 2024, the

Corporation recorded net

income of $

103.3 million, compared

to net

income of $
159.0 million for the same quarter of the

previous year. Net interest margin for the first

quarter of 2024 was 3.16%, a decrease
of 6 basis

points when compared to

3.22% for the same

quarter of the previous

year. The

decrease was mainly due

to higher
deposit costs, principally from

the Puerto Rico

public sector and from

online deposits in the

U.S., which was partially

offset by
higher yield

from money

market investments

and

loans. On

a taxable

equivalent basis,

the net

interest margin

was 3.38%,
compared to 3.46% for the same quarter of

the previous year.

●

For the

quarter ended

March 31,

2024, the

Corporation recorded

a provision

for credit

losses of

$72.6 million,

compared to
$47.6 million for the same

quarter of the previous year.

The higher provision for credit losses

was driven by higher reserves in
our commercial

and consumer

portfolios mostly

due to

higher loan

volumes and

changes in

the credit

ratings and

the credit
quality of the US commercial portfolio and the

BPPR consumer portfolio.
●

Non-interest income was $163.8 million for the quarter,

an increase of $1.9 million when compared to the quarter ended March
31, 2023,

mainly due

to higher

service charges

on deposit

accounts and

other service

fees,

partially offset

by lower

income
from mortgage banking activities resulting from the fair

value adjustments of mortgage servicing rights.

●

Operating expenses for the quarter were higher by

$42.4 million when compared to the quarter ended

March 31, 2023. Higher
operating expenses were driven mainly

by the effect

of the increase in

loss estimate related to

the FDIC Special Assessment,

higher personnel costs and higher technology and

software expenses.

●

Income tax

during the

quarter was

higher by

$9.3 million

due to

the impact

of the

tax expense

recognized on

intercompany
distributions from previous

periods. Compared to

the same quarter

in the

previous year,

income tax expense

was also higher
as the results of

the first quarter of 2023 included

the effect of the

reversal of a valuation allowance of

a tax credit expected to
be realized on the U. S. Operations.
●

Total

assets at March 31, 2024 amounted to $70.9 billion, compared to

$70.8 billion, at December 31, 2023. The increase was
driven by an

increase in available-for-sale (“AFS”) investment securities,

mainly due to purchases

of U.S. Treasury Securities,
and

loan

growth,

mainly

in

the

mortgage

portfolio

and

in

auto

loans,

partially

offset

by

a

net

decrease

in cash

and

money
market investments due to the investments in the

debt securities portfolio and loan originations.
●
Total deposits at March 31, 2024 increased by $190.5 million when compared to deposits at December 31, 2023, mainly due to
higher retail

deposits, time deposits

and deposits in

trust in

BPPR, partially offset

by a

decrease in Puerto

Rico public

sector
deposits.
●

Stockholders’ equity as

of March 31,

2024 increased by $30.4

million from the

December 31, 2023, mainly

due to net

income
for

the

quarter of

$103.3 million

and

the

amortization of

unrealized losses

from

securities

previously reclassified

to

held-to-
maturity (“HTM”) of $35.2 million, net of

taxes, partially offset by the after-tax

impact of the increase in net

unrealized losses in
the portfolio of

AFS securities of

$71.1 million and

common and preferred

dividends declared during

the quarter.

As of March
31, 2024, the Corporation’s tangible book value per common share was $60.06, an increase of $0.32 from December 31, 2023 due mainly to the increase in stockholders’ equity

during the period.

●

Regulatory

capital

ratios

remained strong.

As

of

March

31,

2024,

the

Corporation’s

common

equity

tier

1

capital

ratio

was
16.36%, the tier 1 leverage ratio was 8.45%, and

the total capital ratio was 18.19%. Refer to

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

institutions,

as

well

as

with

non-traditional financial

service

providers

and
technology

companies

that

provide

electronic

and

internet-based

financial

solutions

and

services,

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

The description of the Corporation’s business contained in

Item 1 of the 2023 Form 10-K, while not all inclusive,

discusses additional
information about the business of the Corporation. Readers should also refer to “Part I - Item 1A” of the 2023 Form 10-K and “Part II
- Item 1A” of this Form 10-Q for a discussion of certain risks and uncertainties to which the Corporation is subject, many beyond the
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

Management has discussed

the development and

selection of the

critical accounting policies

and estimates with

the Corporation’s
Audit

Committee.

The

Corporation

has

identified

as

critical

accounting

policies

those

related

to:

(i)

Fair

Value

Measurement

of
Financial Instruments; (ii) Loans

and Allowance for Credit

Losses; (iii) Loans Acquired

with Deteriorated Credit Quality;

(iv) Income
Taxes;

(v) Goodwill and

Other Intangible Assets; and

(vi) Pension and Postretirement

Benefit Obligations. For a

summary of these
critical accounting policies and estimates, refer to that particular section in the MD&A included in the 2023 Form

10-K. Also, refer to
Note 2

to

the Consolidated

Financial Statements

included in

the 2023

Form 10-K

for a

summary of

the Corporation’s

significant
accounting policies and

to Note

3 to

the Consolidated Financial

Statements included in

this Form

10-Q for information

on recently
adopted accounting standard updates.
OPERATING RESULTS ANALYSIS
NET INTEREST INCOME
Net interest

income for

the quarter

ended March

31, 2024

was $550.7

million, compared

to $531.7

million in

the same

quarter of
2023, an increase of $19.1 million. Net

interest income on a taxable equivalent basis for

the first quarter of 2024 was

$589.6 million
compared to $570.4 million in the first quarter of

2023, an increase of $19.2 million.

Net interest margin for the quarter was 3.16% compared to 3.22% in the first quarter of 2023 or a decrease of six basis points. On a taxable equivalent basis,

net interest margin

for the

first quarter

of 2024 was

3.38%, compared to

3.46% for

the same

quarter the
prior year. The main variances in net interest income on a taxable equivalent basis were:

●
higher interest

income from

money market,

investments, and

trading securities

by $55.0

million mainly

driven by

higher
average yield by 60 basis points. The increase in

yield was driven by a higher interest rate environment and reinvestment of investment maturities in higher yielding U.S. Treasury bills;
●
higher interest income

from loans

by $100.2 million

resulting from an

increase in

average loans by

$3.0 billion

reflecting
loan

increases

in

both

PB

and

BPPR

and

across

most

portfolios

and

higher

yield

on

loans

by

51

basis

points

when
compared to the same quarter of 2023 due to origination of loans in a higher interest rate environment and the repricing of
adjustable-rate loans. The portfolio with the highest variances included commercial loans with an increase of $54.0 million in interest

income, or

52 basis

points, consumer

loans with

an increase

of

$15.8 million

or 105

basis points,

and auto
loans which increased $10.6 million or 63 basis

points.
Partially offset by:
●
higher interest expense on deposits by $136.3 million driven by higher cost of deposits by 99 basis points driven by higher
average volume

and higher

cost of

market linked

P.R.

public deposits

by $2.7

billion and

higher volume

of U.S.

online
deposits.
Net interest income for the BPPR segment amounted to $472.8

million for the first quarter of 2024, compared

to $449.8 million in the
first quarter

of 2023.

Net interest

margin increased

to 3.33%

compared to

3.24% in

the first

quarter of

2023. The

increase in

net
interest income of $23.0 million

was driven by higher yield

and volume on earning

assets partially offset by

the increase in the

cost
of deposits, mainly from the P.R. public sector.

The cost of interest-bearing deposits increased 83 basis points to 2.44% from 1.61%
in the same quarter of 2023. Total

deposit costs for the quarter increased by 63 basis points, from

1.18% in the first quarter of 2023
to 1.81%.
Net interest income for PB was $84.9 million

for the quarter ended March 31, 2024, compared

to $90.1 million during the first
quarter of 2023, a decrease of $5.2 million.

Net interest margin decreased 75 basis

points to 2.59% when compared to 3.34%

during the first quarter of 2023. The decrease

in net interest margin was mostly driven

by a higher cost of deposits in all categories,
partially offset by the increase in loan volume and the repricing of adjustable-rate loans driven by the changes

in interest rates. The
cost of interest-bearing deposits was 3.86% compared

to 2.47% in the first quarter of 2023, or an

increase of 139 basis points, while
total deposit cost was 3.40% compared to 2.01%

in the first quarter of 2023.

Table 3 - Analysis of Levels & Yields

on a Taxable Equivalent Basis

(Non-GAAP)
Quarter ended March 31,
Variance
Average Volume Average Yields / Costs Interest Attributable to
2024 2023 Variance 2024 2023

Variance
2024 2023 Variance Rate Volume
(In millions) (In thousands)
$ 6,484 $ 5,736 $ 748 5.49% 4.65% 0.84 % Money market investments $ 88,516 $ 65,724 $ 22,792 $ 13,566 $ 9,226
28,308 28,862 (554) 2.71 2.22 0.49 Investment securities [1] 191,103 158,914 32,189 35,317 (3,128)
33 31 2 3.75 4.47 (0.72)
Trading securities

311 338 (27) (55) 28
Total money market,

investment and trading
34,825 34,629 196 3.23 2.63 0.60 securities 279,930 224,976 54,954 48,828 6,126
Loans:
17,613 15,761 1,852 6.84 6.32 0.52 Commercial 299,504 245,469 54,035 23,691 30,344
992 732 260 8.96 8.40 0.56 Construction 22,100 15,155 6,945 1,215 5,730
1,742 1,588 154 6.74 6.12 0.62 Leasing 29,353 24,282 5,071 2,595 2,476
7,723 7,388 335 5.62 5.46 0.16 Mortgage 108,543 100,773 7,770 3,113 4,657
3,227 3,020 207 13.90 12.85 1.05 Consumer 111,490 95,715 15,775 8,441 7,334
3,763 3,559 204 8.77 8.14 0.63 Auto 82,054 71,407 10,647 6,421 4,226
35,060 32,048 3,012 7.48 6.97 0.51 Total loans 653,044 552,801 100,243 45,476 54,767
$ 69,885 $ 66,677 $ 3,208 5.36% 4.72% 0.64 % Total earning assets $ 932,974 $ 777,777 $ 155,197 $ 94,304 $ 60,893
Interest bearing deposits:
$ 25,703 $ 23,313 $ 2,390 3.63% 2.52% 1.11 % NOW and money market [2] $ 232,129 $ 144,970 $ 87,159 $ 70,094 $ 17,065
14,700 15,029 (329) 0.93 0.47 0.46
Savings

34,171 17,443 16,728 16,240 488
8,547 7,099 1,448 2.97 1.76 1.21 Time deposits 63,196 30,802 32,394 21,831 10,563
48,950 45,441 3,509 2.71 1.72 0.99
Total interest bearing

deposits
329,496 193,215 136,281 108,165 28,116
15,083 15,704 (621)
Non-interest bearing demand
deposits
64,033 61,145 2,888 2.07 1.28 0.78 Total deposits 329,496 193,215 136,281 108,165 28,116
84 247 (163) 5.70 4.74 0.96 Short-term borrowings 1,192 2,885 (1,693) 309 (2,002)
Other medium and

998 947 51 5.13 4.78 0.35 long-term debt 12,709 11,266 1,443 399 1,044
Total interest bearing
50,032 46,635 3,397 2.76 1.80 0.96
liabilities (excluding demand
deposits) 343,397 207,366 136,031 108,873 27,158
4,770 4,338 432 Other sources of funds
$ 69,885 $ 66,677 $ 3,208 1.98% 1.26% 0.72 % Total source of funds 343,397 207,366 136,031 108,873 27,158
Net interest margin/

3.38% 3.46% (0.08) %
income on a taxable
equivalent basis (Non-
GAAP) 589,577 570,411 19,166 $ (14,569) $ 33,735
2.60% 2.92% (0.32) %

Net interest spread

Net interest spread
38,833 38,755 78
Net interest margin/ income
3.16% 3.22% (0.06) %
non-taxable equivalent basis
(GAAP) $ 550,744 $ 531,656 $ 19,088
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
For the

quarter ended

March 31,

2024, the

Corporation recorded

a provision

expense of

$72.1 million

for credit

losses related

to
loans held-in-portfolio and

unfunded commitments. The provision

for credit loss

related to the

loans-held-in-portfolio for the

quarter
ended March 31,

2024 was $72.4

million, compared to a

provision expense of $47.1

million for the

quarter ended March 31,

2023.
The increase

in provision

expense was

driven by

the commercial

and consumer

portfolio, mainly

personal loans

and credit

cards.
Higher

loan

volumes

and

changes

in

credit

quality

in

these

portfolios

contributed

to

the

higher

provision

expense.

The

reserve
release related

to unfunded

commitments for

the first

quarter of

2024 was

$0.2 million,

compared to

a provision

expense of

$0.6
million for the same period of 2023.

For the quarter ended March 31, 2024,

the Corporation recorded $61.0 million in

provision expense for loans-held-in-portfolio in the
BPPR segment, compared to a provision expense of $45.2 million for the quarter ended March 31, 2023. The Popular U.S. segment recorded

a

provision expense

of

$11.4

million

for

the

quarter

ended March

31,

2024, compared

to

a

provision expense

of

$1.9
million for the same quarter in 2023.
At March 31,

2024, the total

allowance for credit

losses for loans

held-in-portfolio amounted to

$739.5 million, compared

to $729.3
million as of December 31, 2023. The ratio of the allowance for credit losses to loans held-in-portfolio was 2.11% at March 31, 2024,
compared

to

2.08%

at

December 31,

2023.

As

discussed

in

Note

8

to

the

Consolidated

Financial Statements,

the

Corporation
applies probability weightings to the outcomes of simulations using Moody’s Analytics’ Baseline, S3 (pessimistic) and S1 (optimistic)
scenarios to

estimate the

ACL. The

baseline scenario

is assigned

the highest

probability,

followed by

the pessimistic

scenario to
account for

uncertainties in

the macro-economic

outlook and

any downside

risk. The

weight assigned

to the

pessimistic scenario
decreased this quarter in

response to the positive

momentum in the economy

as expectations for the

Federal Reserve achieving a
soft

landing

have

improved.

Refer

to

Note

8

to

the

Consolidated

Financial

Statements,

for

additional

information

on

the
Corporation’s methodology to estimate

its ACL. Refer to

the Credit Risk section

of this MD&A for

a detailed analysis of

net charge-
offs, non-performing assets, the allowance for credit losses and selected loan losses statistics.
Provision for Credit Losses – Investment Securities
The

Corporation’s

provision

for

credit

losses

related

to

its

investment

securities

held-to-maturity

is

related

to

the

portfolio

of
obligations from the

Government of Puerto

Rico, states and

political subdivisions. At March

31, 2024, the

total allowance for

credit
losses

for

this

portfolio

amounted

to

$5.7

million,

compared

to

$5.8

million

as

of

December

31,

2023.

Refer

to

Note

6
to
Consolidated Financial Statements for additional information on the ACL for this portfolio.
During the quarter

ended March 31.

2024, the Corporation

recognized a provision

of $0.5 million

related to a

single security within
the “Other” portfolio in its

debt securities available-for-sale, that after evaluation was determined to be impaired and as a

result was
fully reserved. Refer to Note 5 to Consolidated

Financial Statements for additional information on

the ACL for this portfolio.
Non-Interest Income
Non-interest

income

was

$163.8 million

for

the

first

quarter of

2024,

an

increase

of

$1.9

million

when compared

with

the

same
quarter of the previous year. The increase in non-interest income was primarily driven by:

●

higher other

service fees

by

$4.2 million

mainly

due to

higher credit

card

fees, mainly

from commercial

clients,

higher
debit

card

fees

as

a

result

of

higher interchange

transactional volumes,

and

higher investment

management and

trust
fees;
●

higher service charges on deposit accounts by $2.8

million mainly due to higher non balance compensation,

mainly from
commercial accounts;
partially offset by:
●

lower income from mortgage banking activities by $3.0 million mainly due to an unfavorable variance of $2.1 million in the
fair value adjustment of mortgage servicing rights (“MSR”)

and lower mortgage servicing fees.

Operating Expenses
Operating expenses

for the

quarter ended

March 31,

2024

increased by

$42.4 million

when compared

with the

same

quarter of
2023. Excluding

the $6.4

million of

interest accrued

related to

prior period

taxes and

the $14.3

million impact

of the

FDIC Special
Assessment total expenses for the

first quarter of 2024

were $462.4 million, compared to

$440.7 million in the first

quarter of 2023.
The other factors that contributed to the variance in operating expenses were:
●

higher personnel cost

by $16.6 million

mainly due to

higher salaries expense

by $4.0 million

as a result

of annual salary
revisions

that

occur

after the

first

quarter,

an

increase

in

headcount throughout

2023,

an

increase in

health

insurance
costs

by

$2.0

million,

higher

annual

incentive

awards

of

performance

and

restricted

shares

related

expenses

by

$3.4
million, higher commissions and incentive compensation by $3.8 million, and higher payroll taxes and other compensation expenses by $3.2 million;

●

higher technology

and software

expenses by

$10.9 million

mainly due

to higher

software amortization

expense by

$3.3
million, an increase of $3.5 million from

network management services, and higher IT professional and consulting fees by
$3.1 million;
●

higher business

promotion expenses

by

$2.1 million

mainly

due to

higher customer

rewards programs

expense in

our
credit card business; and
●

higher net occupancy

expenses by $2.0

million mainly due

to higher cleaning

costs and higher

amortization of buildings’
insurance premiums;
partially offset by:
●

higher other real estate owned (OREO) benefit by

$3.6 million mainly due to higher gain on

sale of mortgage properties;
●

lower professional fees by $4.5 million mainly due

to lower advisory expenses related to corporate

initiatives;
●

lower operational losses by $3.2 million mainly related

to legal settlements reserves; and
●

lower other

taxes expense

by $1.9

million mainly

due to

lower accruals

in the

first quarter

of 2024

related to

regulatory
examination expenses.

Table 4 - Operating Expenses
Quarters ended March 31,
(In thousands) 2024 2023 Variance
Personnel costs:
Salaries $ 129,384 $ 125,393 $ 3,991
Commissions, incentives and other bonuses 38,611 31,162 7,449
Pension, postretirement and medical insurance 17,385 15,378 2,007
Other personnel costs, including payroll taxes 29,997 26,827 3,170
Total personnel

costs
215,377 198,760 16,617
Net occupancy expenses 28,041 26,039 2,002
Equipment expenses 9,567 8,412 1,155
Other taxes 14,375 16,291 (1,916)
Professional fees 28,918 33,431 (4,513)
Technology and

software expenses
79,462 68,559 10,903
Processing and transactional services:
Credit and debit cards 12,144 12,550 (406)
Other processing and transactional services 22,050 21,359 691
Total processing

and transactional services
34,194 33,909 285
Communications 4,557 4,088 469
Business promotion:
Rewards and customer loyalty programs 14,056 12,348 1,708
Other business promotion 6,933 6,523 410
Total business

promotion
20,989 18,871 2,118
FDIC deposit insurance 23,887 8,865 15,022
Other real estate owned (OREO) income (5,321) (1,694) (3,627)
Other operating expenses:
Operational losses 3,561 6,800 (3,239)
All other 24,711 17,561 7,150
Total other operating

expenses
28,272 24,361 3,911
Amortization of intangibles 795 795 -
Total operating

expenses
$ 483,113 $ 440,687 $ 42,426
Income Taxes
For the quarter

ended March 31,

2024, the Corporation

recorded an income

tax expense of

$55.6 million with

an effective tax

rate
(ETR) of 35%,

compared to $46.3 million with an ETR of 23% for the same period of 2023.

As discussed in Note 30, the income tax
expense for

the quarter

ended March

31, 2024

includes $23.0

million related

to withholding

tax liabilities

for certain

intercompany
distributions,

out

of

which $16.5

million

was

related

to

distributions

between years

2014-2023

and

$6.5

million

was

related

to

a
distribution completed during

the quarter ended

March 31,

2024. This variance

was partially offset

due to lower

pre-tax income for
the quarter ended March

31, 2024.

Also, for the

quarter ended March 31,

2023, the Corporation reported a

reversal of a

valuation
allowance on a tax credit expected to be realized in the U. S. operations. Based on the Adjusted Net Income, as defined in the Non-
GAAP Financial Measures section of this

MD&A, the ETR for the

quarter ended March 31, 2024,

would have been 24.7%. Refer to
the Significant Events section in this MD&A for more

details on Significant Events and Non-GAAP

Financial Measures.
At

March 31,

2024, the

Corporation had

a net

deferred tax

asset amounting

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

REPORTABLE SEGMENT RESULTS
The Corporation’s

reportable segments

for managerial

reporting purposes

consist of

Banco Popular

de Puerto

Rico and

Popular
U.S. A Corporate group

has also been defined to support the reportable

segments.

For

a

description

of

the

Corporation’s

reportable

segments,

including

additional

financial

information

and

the

underlying
management accounting process, refer to Note 32

to the Consolidated Financial Statements.

The Corporate group reported a net loss of $25.4 million for the quarter ended March 31, 2024, compared with a net income of

$1.3
million for

the same

quarter of

the previous

year.

The negative

variance was

mainly attributed

to the

$22.9 million

adjustment to
recognize the

tax impact

associated with

prior period

intercompany distributions

and the

additional $6.5

million recognized

for the
tax impact related to intercompany distributions paid

during the first quarter of 2024.

Highlights on the earnings results for the reportable

segments are discussed below:
Banco Popular de Puerto Rico

The Banco

Popular de

Puerto Rico

reportable segment’s

net income

amounted to

$121.3 million

for the

quarter ended

March 31,
2024, compared

with net

income of

$132.9 million

for the

same quarter

of

the previous

year.

The factors

that contributed

to the
variance in the financial results included the following:

●

Higher net interest income by $23.0 million mainly

due to:
●

higher interest income from money market and investment

securities by $38.7 million due to higher yields driven
by

the

increase

in

interest

rates

by

the

Federal

Reserve

and

higher

average

balances

of

U.S.

Treasury
securities.
●

higher interest income from loans by $71.2 million mainly

due to higher average balances from commercial and
consumer loans, mainly from auto and consumer loans,
partially offset by
●

higher interest

expense on deposits

by $86.8 million

mainly due to

higher costs on

the market-indexed Puerto
Rico

government

deposits, and

the

higher interest

rate

environment’s

impact on

the cost

of

NOW accounts,
time deposits, and savings deposits.
The net

interest margin

for the

quarter ended

March

31, 2024

was 3.33%

compared to

3.28% for

the same

quarter in

the
previous year.

The increase in

net interest margin

is driven by

the earnings assets

mix and the

higher yields from

investment
securities and loans, particularly commercial and consumer loans, due to the increase in rates; partially offset by higher cost of
deposits.
●

A provision

for loan

losses expense of

$60.7 million, compared

to a

provision expense of

$45.7 million in

quarter ended
March

31,

2023,

or

an

unfavorable variance

of

$15.0

million

mainly

driven

by

changes

in

credit

quality

mostly

due

to
consumer portfolios and higher volumes;

●

Non-interest income was lower by $1.8 million mainly due

to:
●

lower

other

operating

income

by

$3.4

million

mostly

due

to

an

insurance policy

reimbursement gain

of

$7.0
million recorded during the quarter ended March

31,2023;
●

lower income

from mortgage

banking activities

by $3.1

million mainly

due to

an unfavorable

variance of

$2.1
million in the fair value adjustment of mortgage service

rights.

partially offset by
●

Higher service charges on deposit accounts by $2.9

million mainly due to higher ACH fees.
●

Higher

other

service fees

by

$2.6

million

mainly

due

to

higher credit

card

fees

of

$1.1 million

as a

result

of
higher interchange transactional volumes and an increase

of $1.1 million on trust fees; and
●

Higher operating expenses by $31.4 million mostly due

to:
●

higher deposit insurance expense by $12.1

million mostly due to the FDIC

Special Assessment recorded in the
first quarter of 2024;
●

higher personnel costs by $11.4 million driven by higher compensations and incentives, annual salary revisions, and increase in headcount;
●

higher

technology

and

software

expenses

by

$7.6

million

mainly

due

to

higher

network

management

fees,
amortization of software costs and higher IT consulting

fees.
●

higher

business

promotions

by

$2.2

million

due

to

higher

customer

rewards

expense

from

our

credit

cards
portfolio related to higher transactional volumes;
partially offset by
●

higher net recoveries from OREO by $3.7 million

mainly due to higher gain on sale of mortgage

properties; and
●

lower other operating taxes by $2.1

million mainly due to regulatory examination fees;
●

Lower income tax expense by $13.6 million is mainly

due to a lower income before tax.

Popular U.S.
For the quarter ended March 31, 2024, the reportable segment of Popular U.S. reported a net income of $7.0 million, compared with a net income

of $25.0 million for

the same quarter of

the previous year.

The factors that contributed

to the variance

in the financial
results included the following:
●

Lower

net interest income by $5.2 million due to:
●

higher interest

expense on

deposits by

$51.3 million

mainly

due

to

higher interest

rates

and

higher average
balance of time deposits gathered through online

channels,
partially offset by
●

higher interest

income from

loans by

$26.4 million,

mainly from

growth in

the commercial

portfolio as

well as
higher yields due to increase in rates;

and
●

higher interest income from money market and investment securities by $18.1 million due to higher volume and
yields due to the increase in market rates.
The net interest

margin for the

quarter ended March 31,

2024 was 2.59% compared

to 3.34% for

the same quarter in

the previous
year driven by the higher cost of deposits.

●

An

unfavorable

variance

of

$9.4

million

on

the

provision

for

loan

losses

and

unfunded

commitments

mainly

due

to
changes in internal credit risk ratings in the commercial

loan portfolio;
●

Higher operating expenses by $4.6 million mostly

due to:

●

higher deposit insurance expense by $2.8 million

mostly due to FDIC Special Assessment adjustment;
●

higher other

operating expense

by

$1.6 million

due to

higher charges

allocated from

the

Corporate segment
group by $1.8 million mainly from higher personnel

costs.
FINANCIAL CONDITION ANALYSIS

Assets
The Corporation’s total

assets were $70.9 billion

at March 31,

2024, compared to $70.8

billion at December 31,

2023. Refer to the
Consolidated Statements of Financial Condition included

in this report for additional information.

Money market investments and debt securities available-for-sale
Money market investments decreased by $1.1 billion as

of March 31, 2024, when compared to

December 31, 2023, as these funds
were used in

part for the

purchase of debt securities

and loan originations.

Debt securities available-for-sale increased

$1.3 billion,
mainly due

to purchases

of U.S.

Treasury Securities,

while debt

securities held-to-maturity

decreased by

$111.1

million driven

by
maturities of

U.S. Treasury

securities, partially

offset by

the amortization

of $44.0

million of

the discount

related to

U.S. Treasury
securities previously reclassified from the

AFS to HTM. Refer

to Note 5 and

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

Loans held-in-portfolio

increased by

$53.8 million

to $35.1

billion as

of March

31, 2024,

compared to

loans held-in-portfolio

as of
December 31, 2023. During the quarter ended March 31, 2024,

the BPPR portfolio increased by $123.8 million, driven by

the growth
in

the mortgage

and

auto loans

portfolio

and the

PB

loan portfolio

decreased by

$70.1 million,

due in

part by

commercial loans
payoffs, offset by growth in the construction loans portfolio.
The Corporation’s

$5.1 billion

non-owner occupied commercial

real estate

portfolio is comprised

of $3.0

billion in

Puerto Rico

and
$2.1 billion in the U.S. and is

well diversified across a number of tenants in different industries and segments with exposure to retail
(35%

of

non-owner

occupied

CRE),

hotels

(19%)

and

office

space

(12%)

accounting

for

two

thirds

of

the

total

exposure.

The
approximate $633 million office space

exposure represents only 1.8% of

the total loan portfolio

and is comprised mainly of

mid-rise
properties with diversified tenants with average loan

size of $2 million across both the U.S. and

Puerto Rico.
Popular’s $2.4 billion commercial multi-family

portfolio represents approximately 7% of

total loans and is

concentrated in New York
Metro ($1.4 billion), South Florida

($734 million) and Puerto Rico

($197 million). In the New

York Metro

region, the Corporation has
no

exposure

to

rent

controlled

buildings.

The

majority

of

our

multi-family

loans

in

that

region

are

collateralized

by

underlying
buildings that count on a mix

of units subject to rent stabilized (subject

to annual capped rent increases) and market-rate

units. The
rent stabilized units represent less than 40% of the

total units in the loan portfolio with the

majority originated after 2019. The mix of
units within

a building

is common

across the

New York

Metro region

due to

tax incentives

awarded to

developers based

on rent
stabilized

units.

In

2024,

there

are

approximately $198

million

in multi-family

loans

in

our

New

York

Metro

portfolio expected

to
reprice.

Table 5 - Loans Ending Balances
(In thousands)
March 31, 2024 December 31, 2023
Variance

Loans held-in-portfolio:
Commercial

Commercial multi-family
$ 2,384,635 $ 2,415,620 (30,985)

Commercial real estate non-owner occupied
5,057,059 5,087,421 (30,362)

Commercial real estate owner occupied
3,117,844 3,080,635 37,209

Commercial and industrial
7,025,483 7,126,121 (100,638)
Total Commercial 17,585,021 17,709,797 (124,776)
Construction 1,009,303 959,280 50,023
Leasing 1,765,413 1,731,809 33,604
Mortgage 7,783,662 7,695,917 87,745
Consumer

Credit cards

1,142,153 1,135,747 6,406

Home equity lines of credit
66,717 65,953 764

Personal

1,897,010 1,945,247 (48,237)

Auto
3,706,854 3,660,780 46,074

Other
162,605 160,441 2,164
Total Consumer

6,975,339 6,968,168 7,171
Total loans held-in

-portfolio
$ 35,118,738 $ 35,064,971 53,767
Loans held-for-sale:

Mortgage
$ 5,352 $ 4,301 1,051
Total loans held-for-sale $ 5,352 $ 4,301 1,051
Total loans $ 35,124,090 $ 35,069,272 54,818

Other assets
Other assets

amounted to $2.1

billion at March

31, 2024, compared

to $2.0

billion at December

31, 2023. Refer

to Note

12 to the
Consolidated Financial

Statements for

a breakdown

of the

principal categories

that comprise

the caption

of “Other

Assets” in

the
Consolidated Statements of Financial Condition at

March 31, 2024 and December 31, 2023.

Liabilities
The Corporation’s total

liabilities were $65.8 billion

at March 31,

2024, an increase of

$148.4 million, when compared to

December
31, 2023, mainly due to an increase in deposits

as discussed below.

Deposits and Borrowings
The composition of the Corporation’s financing to total assets at March 31, 2024 and December 31, 2023

is included in Table 6.
Table 6 - Financing to Total

Assets
March 31,
December 31,

% increase (decrease)

% of total assets
(In millions) 2024 2023 from 2023 to 2024 2024 2023
Non-interest bearing deposits $ 15,492 $ 15,420 0.5% 21.8% 21.8%
Interest-bearing core deposits 43,463 43,571 (0.3) 61.3 61.6
Other interest-bearing deposits 4,854 4,627 4.9 6.8 6.5
Repurchase agreements 66 91 (27.5) 0.1 0.1
Notes payable 966 987 (2.1) 1.4 1.4
Other liabilities 919 915 0.4 1.3 1.3
Stockholders’ equity 5,177 5,147 0.6 7.3 7.3
Total Deposits
The Corporation’s deposits totaled $63.8 billion as of

March 31, 2024, compared to $63.6 billion as

of December 31, 2023. The
increase in the retail demand deposits, time deposits

and deposits in trust in BPPR, offset in part by

the decrease in P.R. public
sector accounts were the main drivers of the $190.5

million increase during the period.

P.R.

Public Sector Deposits
As of March

31, 2024, the Puerto

Rico public sector

deposits amounted to $18.0

billion, compared to $18.1

billion as of

December
31, 2023.
Approximately 28%

of the

Corporation’s deposits

as of

March 31,

2024 are

public fund

deposits from

the Government

of Puerto
Rico, municipalities

and government instrumentalities

and corporations. P.R

public sector deposit

costs are

indexed to changes

in
short-term market

rates with

a one-quarter

lag, in

accordance with

contractual terms.

As a

result, these

costs may

lag in

variable
asset

repricing.

These

deposits

require

that

the

bank

pledge

high

credit

quality

securities

as

collateral;

therefore,

liquidity

risks
arising from

public sector

deposit outflows

are lower.

Refer to

the Liquidity

section in

this MD&A

for additional

information on

the
Corporation’s funding sources. Fluctuations of public sector deposit balances are uncertain and difficult to predict. Factors that could
impact public

sector deposit

balances at

any given

period, include,

but are

not limited

to the

receipt of

funds by

the Puerto

Rico
Government

of

from

federal

disaster

funding

assistance

(i.e.

hurricane

or

pandemic

related

funds)

and

other

events

such

as
seasonal tax collections which may result in increases of

public sector deposit balances at BPPR in the near

term. The amount and
timing

of

reductions

in

public

sector

deposit

balances,

depend

on

government

actions

such

as,

the

speed

at

which

federal
assistance is

distributed, the

financial condition,

liquidity and

cash management

practices of

the Puerto

Rico Government

and its
instrumentalities, and/or the

implementation of fiscal

and debt

adjustment plans approved

pursuant to PROMESA

or other

actions
mandated by the Fiscal Oversight and Management

Board for Puerto Rico (the “Oversight Board”).
Refer to Table 7 for a breakdown of the Corporation’s deposits at March 31, 2024 and December

31, 2023.

Table 7 - Deposits Ending Balances
(In thousands) March 31, 2024 December 31, 2023 Variance
Demand deposits

[1]
$ 26,473,367 $ 27,579,054 $ (1,105,687)
Savings, NOW and money market deposits (non-brokered) 27,852,551 26,817,844 1,034,707
Savings, NOW and money market deposits (brokered) 727,794 719,453 8,341
Time deposits (non-brokered) 7,850,459 7,546,138 304,321
Time deposits (brokered CDs) 904,613 955,754 (51,141)
Total deposits $ 63,808,784 $ 63,618,243 $ 190,541
[1] Includes interest and non-interest bearing demand deposits.

Borrowings
The Corporation’s borrowings

totaled $1.0 billion

at March 31,

2024 compared to

$1.1 billion at

December 31, 2023. Refer

to Note
15 to

the Consolidated

Financial Statements

for detailed

information on

the Corporation’s

borrowings. Also,

refer to

the Liquidity
section in this MD&A for additional information

on the Corporation’s funding sources.
Stockholders’ Equity
Stockholders’ equity

totaled $5.2

billion at

March 31,

2024, an

increase of

$30.4 million

when compared

to

December 31,

2023,
principally due to net income for

the quarter ended March 31, 2024 of

$103.3 million and the amortization of

unrealized losses from
securities previously reclassified

to HTM

of $35.2 million,

net of

taxes, partially offset

by the

after-tax impact of

the increase in

net
unrealized

losses

in

the

portfolio

of

AFS

securities

of

$71.1

million

and

common

and

preferred

dividends

declared

during

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

As
of March 31, 2024, the Corporation’s, BPPR’s and

PB’s capital ratios continue to exceed the minimum requirements for being

“well-
capitalized” under the Basel III capital rules.

The risk-based

capital ratios

presented in

Table

8,

which include

common equity

tier 1,

Tier

1 capital,

total capital

and leverage
capital as of March 31, 2024 and December 31,

2023.
Table 8 - Capital Adequacy

Data

(Dollars in thousands)

March 31, 2024

December 31, 2023

Common equity tier 1 capital:

Common stockholders equity - GAAP basis $ 5,155,171 $ 5,124,810
CECL transitional amount

[1]
42,376 84,751
AOCI related adjustments due to opt-out election 1,864,638 1,831,003
Goodwill, net of associated deferred tax liability (DTL) (664,799) (666,538)
Intangible assets, net of associated DTLs (8,969) (9,764)
Deferred tax assets and other deductions

(306,179) (310,947)
Common equity tier 1 capital $ 6,082,238 $ 6,053,315
Additional tier 1 capital:
Preferred stock 22,143 22,143
Additional tier 1 capital $ 22,143

$ 22,143
Tier 1 capital $ 6,104,381

$ 6,075,458

Tier 2 capital:
Trust preferred securities subject to phase in as

tier 2
192,674 192,674
Other inclusions (deductions), net 467,158 465,833
Tier 2 capital $ 659,832 $ 658,507
Total risk-based capital

$ 6,764,213

$ 6,733,965

Minimum total capital requirement to be well capitalized $ 3,717,730

$ 3,714,633

Excess total capital over minimum well capitalized $ 3,046,483

$ 3,019,332

Total risk-weighted

assets
$ 37,177,300

$ 37,146,330

Total assets for leverage

ratio
$ 72,264,347

$ 71,353,184

Risk-based capital ratios:

Common equity tier 1 capital 16.36% 16.30%

Tier 1 capital

16.42

16.36

Total capital

18.19

18.13

Tier 1 leverage

8.45

8.51

[1] The CECL transitional amount includes the impact

of Popular's adoption of the new CECL accounting standard

on January 1, 2020.

The Basel

III capital rules

provide that a

depository institution is

deemed to be

well capitalized if

it maintains a

leverage ratio of

at
least 5%,

a common equity

Tier 1

ratio of

at least 6.5%,

a Tier

1 capital ratio

of at least

8% and a

total risk-based

ratio of at

least
10%. The

Corporation, BPPR and

PB leverage

ratio, common equity

Tier 1

ratio and

Tier 1

capital ratio,

respectively as of

March
31, 2024, continue to exceed the minimum requirements

for being “well-capitalized” under the Basel III

capital rules.

Pursuant

to

the

adoption

of

the

CECL

accounting

standard

on

January

1,

2020,

the

Corporation

elected

to

use

the

five-year
transition

period option

as

provided in

the

final

interim

regulatory capital

rules effective

March 31,

2020.

The

five-year

transition
period provision delayed for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to

phase

out

the

aggregate

amount

of

the

capital

benefit

provided

during

the

initial

two-year

delay.

As

of

March

31,

2024,

the
Corporation had phased-in 75% of

the cumulative CECL deferral with

the remaining impact to

be recognized over the

remainder of
the three-year transition period.
The increase in the common equity Tier I capital ratio, Tier I capital ratio, and total capital ratio as of March

31, 2024 as compared to
December 31, 2023 was

mainly due to the

three months period earnings. The

decrease in leverage capital ratio

was mainly due to
higher average

assets which are

impacted by zero-risk

weighted assets that

do not

have a significant

impact on

the risk-weighted
assets, partially offset by the period earnings.
Reconciliation to Tangible Common Equity and Tangible Assets
Table

9 provides

a reconciliation

of total

stockholders’ equity

to tangible

common equity

and total

assets to

tangible assets

as of
March 31, 2024, and December 31, 2023.

Table 9 - Reconciliation of Tangible

Common Equity and Tangible

Assets
(In thousands, except share or per share information) March 31, 2024 December 31, 2023
Total stockholders’

equity
$ 5,177,314 $ 5,146,953
Less: Preferred stock (22,143) (22,143)
Less: Goodwill (804,428) (804,428)
Less: Other intangibles (8,969) (9,764)
Total tangible common

equity
$ 4,341,774 $ 4,310,618
Total assets

$ 70,936,939 $ 70,758,155
Less: Goodwill (804,428) (804,428)
Less: Other intangibles (8,969) (9,764)
Total tangible assets $ 70,123,542 $ 69,943,963
Tangible common

equity to tangible assets
6.19% 6.16%
Common shares outstanding at end of period 72,284,875 72,153,621
Tangible book value

per common share
$ 60.06 $ 59.74
Quarterly average
Total stockholders’

equity [1]
$ 6,198,740 $ 6,072,871
Average unrealized (gains) losses on AFS securities

transferred to HTM

639,226 683,077
Adjusted total stockholder's equity 6,837,966 6,755,948
Less: Preferred Stock (22,143) (22,143)
Less: Goodwill (804,427) (804,427)
Less: Other intangibles (9,490) (10,286)
Total tangible common

equity
$ 6,001,906 $ 5,919,092
Return on average tangible common equity 6.90% 6.32%

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

$18.0 billion as

of March 31,

2024. Other assets

subject to market

risk
include loans held-for-sale, which amounted

to $5 million, mortgage

servicing rights (“MSRs”) which

amounted to $115

million, and
securities classified as “trading”, which amounted to $27

million, as of March 31, 2024.

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

at March 31, 2024

and December 31, 2023,

assuming a static balance

sheet
and parallel changes over flat spot rates over

a one-year time horizon:

Table 10 - Net Interest Income

Sensitivity (One Year Projection)
March 31, 2024 December 31, 2023
(Dollars in thousands) Amount Change Percent Change Amount Change Percent Change
Change in interest rate
+200 basis points 41,091 1.81 20,822 0.92
+100 basis points 22,529 0.99 11,496 0.51
-100 basis points 7,789 0.34 19,589 0.87
-200 basis points (6,355) (0.28) 16,971 0.75
As of

March 31,

2024, NII

simulations show

the Corporation

maintains a

neutral to

slightly asset

sensitive position that

marginally
increased as compared to

the results as

of December 31,

2023. The primary

reasons for the

variation in sensitivity

are changes in
balance sheet composition driven by an increase in short-term

U.S Treasury Bills (“T-

Bills”) partly offset by a reduction in

overnight
Fed Funds and U.S

Treasury Notes (“T-

Notes”) on the asset side, combined

with a decrease in Puerto

Rico public sector deposits
which

are

indexed

to

market

rates

and

slightly

higher

non-interest

bearing

deposits.

These

results suggest

that

changes

in

the
Corporation’s net

interest income sensitivity

are driven by

changes in the

composition of the

investment portfolio as

the term

bond
portfolio

continues

to

run

off

and

get

reinvested,

together

with

excess

reserves,

in

short-term

investments

such

as

T-Bills.
Additionally, variations in liability cost, primarily driven by Puerto Rico public sector deposits that represented $18.0 billion or 28% of deposits as of March 31,

2024, as well as changes

in the composition and mix

of deposits, also impact the sensitivity

profile. In the
more extreme declining rate scenarios

net interest income would be

affected as the repricing

of short-term assets and variable rate
loans slightly exceeds

the benefit in

cost reduction of

these deposits. In

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

from expected

short-term price

movements. BPPR’s

trading activities consist

primarily of

holding U.S.

Government
sponsored

mortgage-backed securities

classified

as

“trading” and

hedging

the

related

market

risk

with

“TBA”

(to-be-announced)
market

transactions.

The

objective

is

to

derive

spread

income

from

the

portfolio

and

not

to

benefit

from

short-term

market
movements. In

addition, BPPR

uses forward

contracts or

TBAs to

hedge its

securitization pipeline.

Risks related

to variations

in
interest rates

and market volatility

are hedged

with TBAs

that have

characteristics similar to

that of

the forecasted security

and its
conversion timeline.
At March 31,

2024, the Corporation held trading

securities with a fair

value of $27

million, representing approximately 0.04% of

the
Corporation’s total

assets, compared

with $32

million and

0.05%, respectively,

at December

31, 2023.

As shown

in Table

11,

the
trading portfolio consists

principally of mortgage-backed

securities and U.S.

Treasuries, which

at March

31, 2024 were

investment
grade securities.

Table 11

- Trading Portfolio
March 31, 2024 December 31, 2023
(Dollars in thousands)
Amount

Weighted
Average Yield [1] Amount
Weighted
Average Yield [1]
Mortgage-backed securities

$ 18,671 5.69% $ 14,373 5.69%
U.S. Treasury securities 8,316 4.05 16,859 4.29
Collateralized mortgage obligations 90 5.12 98 5.21
Puerto Rico government obligations 60 0.60 71 0.91
Interest-only strips

166 12.00 167 12.00
Other (includes related trading derivatives) 5 6.10 - -
Total

$ 27,308 5.22% $ 31,568 4.96%
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

The Corporation’s

trading portfolio

had a

5-day VAR

of approximately

$0.4 million

for the

last week

in March

2024. VAR

models
include

assumptions and

estimates thus

actual

results could

differ

from

the

outputs from

these

models

and

assumptions. Back-
testing is performed on model

results to compare actual results

against maximum estimated losses, in order

to evaluate model and
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

The Corporation

has adopted

policies and

limits to

monitor the

Corporation’s liquidity

position and

that of

its banking

subsidiaries.
Additionally, contingency funding

plans are used to

model various stress events

of different magnitudes and

affecting different time
horizons that assist

management in evaluating

the size of

the liquidity buffers

needed if those

stress events

occur. However,

such
models

may

not

predict

accurately

how

the

market

and

customers

might

react

to

every

event,

and

are

dependent

on

many
assumptions.

Deposits, including

customer deposits,

brokered deposits

and public

funds deposits,

continue to

be the

most significant

source of
funds for the

Corporation, funding

90% of the

Corporation’s total assets

at March 31,

2024 and December

31, 2023.

The ratio of
total

ending

loans

to

deposits

was

55%

at

March

31,

2024

and

December

31,

2023.

In

addition

to

traditional

deposits,

the
Corporation maintains borrowing arrangements, which amounted to approximately $1.0 billion in outstanding balances at March 31,
2024 (December 31, 2023 -

$1.1 billion). A detailed description of

the Corporation’s borrowings, including their

terms, is included in
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

Refer to Table 7 in this MD&A section for a breakdown of deposits by major types. Core deposits are generated from a large base of
consumer, corporate and

public sector customers. Core deposits

include certificates of deposit

under $250,000, all interest-bearing
transactional deposit accounts,

non-interest bearing deposits,

and savings deposits.

Core deposits exclude

brokered deposits and
certificates

of

deposit

over

$250,000.

Core

deposits,

excluding

P.R.

public

funds

that

are

fully

collateralized,

have

historically
provided

the

Corporation with

a sizable

source

of

relatively stable

and

low-cost

funds.

P.R.

public funds,

while

linked to

market
interest rates,

provide a stable

source of

funding with an

attractive earnings spread.

Core deposits totaled

$59.0 billion, or

92% of
total

deposits,

at

March

31,

2024,

compared

with

$59.0

billion,

or

93%

of

total

deposits,

at

December

31,

2023.

Core

deposits
financed 88% of the Corporation’s earning assets at March

31, 2024 and December 31, 2023.
In addition, the Corporation maintains borrowing facilities with the FHLB and at the discount window of the Federal Reserve Bank of
New York (the “FRB”) and has a considerable amount of collateral pledged that can be used to raise funds under these

facilities.

During the first quarter of 2024 the Corporation had

no material incremental use of its available liquidity sources. At

March 31,2024,
the Corporation’s available liquidity

increased to $20.4 billion

from $19.5 billion on

December 31, 2023. The liquidity

sources of the
Corporation at March 31, 2024 are presented

in Table 12 below:
Table 12 - Liquidity Sources
March 31, 2024 December 31, 2023
(In thousands)
BPPR Popular U.S. Total BPPR Popular U.S. Total
Unpledged securities and unused funding
sources:
Money market (excess funds at the
Federal Reserve Bank) $ 4,473,620 $ 1,447,189 $ 5,920,809 $ 5,516,636 $ 1,475,143 $ 6,991,779
Unpledged securities 5,749,794 375,470 6,125,264 4,212,480 347,791 4,560,271
FHLB borrowing capacity 2,400,630 1,358,639 3,759,269 2,157,685 1,341,329 3,499,014
Discount window of the Federal Reserve
Bank borrowing capacity 2,674,719 1,917,123 4,591,842 2,605,674 1,818,946 4,424,620
Total available liquidity $ 15,298,763 $ 5,098,421 $ 20,397,184 $ 14,492,475 $ 4,983,209 $ 19,475,684
Refer

to

Note

15

to

the

Consolidated

Financial

Statements

for

additional

information

of

the

Corporation’s

borrowing

facilities
available through its banking subsidiaries.

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
The distribution by maturity of certificates of deposit with denominations of $250,000 and over at March 31, 2024 is presented in the table that follows:
Table 13 - Distribution by

Maturity of Certificates of Deposit of $250,000 and Over
(In thousands)
3 months or less $ 2,137,053
Over 3 to 12 months 766,629
Over 1 year to 3 years 245,638
Over 3 years 184,847
Total $ 3,334,167
The

Corporation

had

$1.6

billion in

brokered

deposits

at

March

31,

2024,

which

financed

approximately

2%

of

its

total

assets
(December 31, 2023 -

$1.7 billion and 2%,

respectively).

In the event that

any of the Corporation’s

banking subsidiaries’ regulatory
capital

ratios fall

below those

required by

a

well-capitalized institution

or

are

subject

to

capital

restrictions by

the

regulators, the
Corporation would be

at risk that

such banking subsidiary

would not be

able to raise

or maintain brokered deposits

and could also
face limitations

on the

rate paid

on deposits,

which may

hinder the

Corporation’s ability

to effectively

compete in

its retail

markets
and could affect its deposit raising efforts.

Deposits from the public sector represent an

important source of funds for the Corporation.

As of March 31, 2024, total

Puerto Rico
public sector

deposits were

$18.0 billion,

compared to

$18.1 billion

at December

31, 2023.

These deposits

require that

the bank
pledges

high credit quality securities as collateral; therefore, liquidity risks arising from public sector deposit outflows are lower given
that the bank

receives its collateral

in return. This,

now unpledged, collateral

can either be

financed via repurchase

agreements or
sold

for

cash.

However,

timing

differences

between

the

time

the

deposit

outflow

and

when

the

bank

receives

its

collateral

may
occur.

Additionally,

the Corporation

uses fixed-rate

U.S. Treasury

debt securities

as collateral

that have

limited credit

risk, but

are
nonetheless subject to market value risk based on

changes in the interest rate environment.

When interest rates increase, the value
of this

collateral decreases and

could result in

the Corporation having

to provide additional

collateral to cover

the same amount

of
deposit

liabilities.

This

additional

collateral

could

reduce

unpledged

securities

otherwise

available

as

liquidity

sources

to

the
Corporation.

As of

March 31,

2024, management believes

that the

banking subsidiaries had

sufficient current

and projected liquidity

sources to
meet their anticipated cash flow obligations,

as well as special needs

and off-balance sheet commitments, in the

ordinary course of
business.

Management

also

believes

that

as

of

March

31,

2024

its

banking

subsidiaries

have

sufficient

liquidity

current

and
projected resources

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
financing

needs

at

acceptable

interest

rates.

The

Corporation’s

banking

subsidiaries

have

to

meet

margin

requirements

on
repurchase

agreements

and

other

collateralized

borrowing

facilities

that

include

certain

required

levels

of

cash

deposits

and
qualifying

securities.

To

the

extent

that

the

value

of

securities

previously

pledged

as

collateral

declines

below

such

required
amounts

because

of

market

changes,

the

Corporation

is

required

to

deposit

additional

cash

or

securities

to

meet

its

margin
requirements, thereby adversely

affecting its

liquidity.

Finally,

to the

extent the

Corporation relies more

heavily on

more expensive
funding sources in order to meet its future growth, revenues may not increase in a manner that is proportionate to cover these costs.
In this case, the Corporation’s profitability would be adversely effected.

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

14,
represent public

deposit balances

from governmental

entities in

the U.S.

and its

territories, including

Puerto Rico

and the

United
States Virgin Islands, collateralized based on such jurisdictions’

applicable collateral requirements.

On March 31,

2024, deposits with balances

in excess of

$250,000, excluding foreign deposits

(mainly deposits in

the British Virgin
Islands) intercompany

deposits and

collateralized public

funds, were

$ 10.3

billion or

19% at

BPPR and

$ 2.5

billion or

22% at
Popular U.S., compared to available liquidity sources

of $ 15.3 billion at BPPR and $ 5.1 billion

at Popular U.S.

Table 14 - Deposits
31-Mar-24
Popular, Inc.
(Dollars in thousands)
BPPR % of Total Popular U.S. % of Total (Consolidated) % of Total
Deposits:
Deposits balances under $250,000 [1] $ 24,111,245 45% $ 7,912,597 70% $ 32,023,842 50%
Transactional deposits balances over
$250,000 8,119,072 15% 2,093,183 18% 10,212,255 16%
Time deposits balances over $250,000 2,134,917 4% 416,911 4% 2,551,828 4%
Uninsured foreign deposits 419,147 1% - - % 419,147 1%
Collateralized public funds 18,307,794 34% 293,918 3% 18,601,712 29%
Intercompany deposits 312,107 1% 556,450 5% - - %
Total deposits $ 53,404,282 100% $ 11,273,059 100% $ 63,808,784 100%
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
Intercompany deposits 159,163 - % 626,312 6% - - %
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

uses

of

these

funds

include

the

repayment

of

debt,

and

interest

payments

to

holders

of

senior

debt

and

junior
subordinated

deferrable

interest

(related

to

trust

preferred

securities),

the

payment

of

dividends

to

common

stockholders,
repurchases of the Corporation’s securities and capitalizing its banking subsidiaries.

The outstanding balance of notes

payable at the BHCs

amounted to $593 million at

March 31, 2024 and

$592 million at December
31, 2023.
The contractual maturities of the BHCs notes payable

at March 31, 2024 are presented in Table 15.

Table 15

- Distribution of BHC's Notes Payable by Contractual

Maturity
Year (In thousands)
2028 $ 394,285
Later years 198,353
Total $ 592,638
As of

March 31,

2024, the

BHCs had

cash and

money markets

investments totaling

$541 million

and borrowing

potential of

$228
million

from

its

secured

facility

with

BPPR.

The

BHCs’

liquidity

position

continues

to

be

adequate

with

sufficient

cash

on

hand,
investments and

other sources of

liquidity that are

expected to be

sufficient to

meet all

interest payments and

dividend obligations
for the

foreseeable future.

As indicated

in Table

15 above, the

BHC outstanding notes

payable relate to

$400 million in

aggregate
principal

amount of

7.25% Senior

Notes

due

2028

(the “Notes”)

issued in

an

underwritten public

offering during

March

of

2023.
Additionally, the Corporation’s latest quarterly dividend was $0.62 per share or approximately

$45 million per quarter.
The BHCs have in

the past borrowed in the

corporate debt market primarily to finance

their non-banking subsidiaries and refinance
debt obligations. The issuance of corporate debt as

a source of funding is likely more

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

Dividends
During the quarter ended March 31,

2024, the Corporation declared cash dividends of

$0.62 per common share outstanding ($44.8
million in the

aggregate). The dividends for the

Corporation’s Series A preferred

stock amounted to $0.4

million. During the quarter
ended March 31, 2024, the BHCs received dividends and distributions amounting to $150 million from BPPR, $50 million from PNA,
$6 million from Popular Securities and $7 million from its

non-banking subsidiaries.

Other Funding Sources and Capital
In addition

to cash

reserves held

at the

FRB that

totaled $

5.9 billion

at March

31, 2024,

the debt

securities portfolio

provides an
additional

source

of

liquidity,

which

may

be

realized

through

either

securities

sales,

collateralized

borrowings

or

repurchase
agreements.

The

Corporation’s

debt

securities

portfolio

consists

primarily

of

liquid

U.S.

government

debt

securities,

U.S.
government

sponsored

agency

debt

securities,

U.S.

government

sponsored

agency

mortgage-backed

securities,

and

U.S.
government

sponsored

agency

collateralized

mortgage

obligations

that

can

be

used

to

raise

funds

in

the

repo

markets.

The
availability

of

the

repurchase

agreement

would

be

subject

to

having

sufficient

unpledged

collateral

available

at

the

time

the
transactions are consummated, in addition to overall liquidity and risk appetite of the various counterparties. In 2023, BPPR became an

approved counterparty

in the

Federal Reserve’s

Standing Repo

Facility.

This

allows approved

counterparties to

participate in
daily auctions

with the

Standing Repo

Facility for

up to

$500 billion

in aggregate

of overnight financing

using U.S.

Treasuries and
Agency MBS as collateral. The Corporation’s unpledged debt securities amounted to $ 6.1 billion at March 31, 2024 and $ 4.6 billion
at December 31, 2023. A

substantial portion of these debt securities

could be used to

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

FDIC Special Assessments

On

November

16,

2023,

the

Federal

Deposit

Insurance

Corporation

(“FDIC”)

approved

a

final

rule

that

imposes

a

special
assessment (the “FDIC

Special Assessment”) to recover

the losses to

the deposit insurance

fund resulting from

the FDIC’s use,

in
March

2023,

of

the

systemic

risk

exception. In

connection with

this assessment,

the

Corporation recorded

an

expense of

$71.4
million, $45.3 million net of tax,

in the fourth quarter of 2023,

representing the full amount of the

estimated assessment at that time.
The

special

assessment

amount

and

collection

period

may

change

as

the

estimated

loss

is

periodically

adjusted

or

if

the

total
amount collected varies. As

a result, the Corporation

recorded an additional expense

of $14.3 million, $9.1

million net of tax,

in the
first quarter of 2024, based on the updated loss estimates. Refer to the Overview section of Management’s Discussion and Analysis included in this Form 10-Q for additional information

of the FDIC Special Assessment.
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
31, 2024 and

December 31, 2023,

and the results

of their operations

for the quarters

ended March 31,

2024 and March

31, 2023.
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

Table 16 - Summarized Statement

of Condition
(In thousands) March 31, 2024 December 31, 2023
Assets
Cash and money market investments $ 541,400 $ 388,025
Investment securities 32,470 29,973
Accounts receivables from non-obligor subsidiaries 15,466 14,469
Other loans (net of allowance for credit losses of $34 (2023

- $51))
26,603 26,906
Investment in equity method investees 5,267 5,265
Other assets 54,272 51,315
Total assets $ 675,478 $ 515,953
Liabilities and Stockholders' deficit
Accounts payable to non-obligor subsidiaries $ 7,953 $ 7,023
Notes payable 592,638 592,283
Other liabilities 130,379 114,660
Stockholders' deficit (55,492) (198,013)
Total liabilities and

stockholders' deficit
$ 675,478 $ 515,953
Table 17 - Summarized Statement

of Operations
For the quarters ended
(In thousands) March 31, 2024 March 31, 2023
Income:
Dividends from non-obligor subsidiaries $ 163,000 $ 50,000
Interest income from non-obligor subsidiaries and affiliates 3,289 810
Earnings from investments in equity method investees 2 -
Other operating income 1,787 1,146
Total income $ 168,078 $ 51,956
Expenses:
Services provided by non-obligor subsidiaries and affiliates

(net of
reimbursement by subsidiaries for services provided by parent of
$60,996 (2023 - $56,071)) $ 3,204 $ 4,989
Other expenses 37,010 4,486
Total expenses $ 40,214 $ 9,475
Net income $ 127,864 $ 42,481
During the quarter ended March 31, 2024, the obligor

group recorded a $50.0 million of dividend

distributions from a non-
obligor subsidiary wich was recorded as a

reduction to the investment.
Risks to Liquidity

Total lines of credit outstanding, or available borrowing capacity under lines of credit are not necessarily a measure of the total credit
available

on

a

continuing

basis.

These

lines

may

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
The importance of

the Puerto Rico

market for the

Corporation is an

additional risk factor

that could affect

its financing activities.

In
the case

of a

deterioration in

the outlook

and/or credit

ratings of

its principal

markets and/or

due to

regulatory changes

and fiscal
conditions in

Puerto Rico

that are

outside the

control of

the Corporation,

the credit

quality of

the Corporation

could be

adversely
affected and result in higher credit costs. These adverse events could also affect the Corporation’s ability to obtain funding.
To

plan for the possibility of

such a scenario, management adopted contingency

plans to address events that could

limit or partially
limit important

sources of

funds that

are usually

fully available

for use.

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

Furthermore,

various

statutory

provisions

limit

the

amount

of

dividends

an

insured

depository

institution

may

pay

to

its

holding
company without

regulatory approval. A

member bank must

obtain the

approval of

the Federal

Reserve Board

for any

dividend, if
the total of all dividends declared by the member

bank during the calendar year would exceed

the combined net income for that year
and the retained net income for

the preceding two years, net of

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

could thus

be impacted

by its

financial performance

and capital,

including tangible

and regulatory

capital, thus

potentially
limiting the

amount of

cash moving

up to

the BHCs

from

the banking

subsidiaries. This

could,

in turn,

affect

the BHCs

ability to
declare

dividends

on

its

outstanding

common

and

preferred

stock,

repurchase

its

securities

or

meet

its

debt

obligations,

for
example.
During the quarter ended March 31, 2024, BPPR declared cash dividends of $150 million to PIHC. As of March 31, 2024, BPPR can
declare a

dividend of

approximately $410

million without

prior approval

of the

Federal Reserve

Board due

to its

retained income,
declared

dividend

activity

and

transfers

to

statutory

reserves

over the

measurement

period.

Pursuant

to

the

requirements

listed
above, PB

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

status of the Puerto

Rico economy
and the ongoing fiscal crisis.
Obligations Subject to Rating Triggers or Collateral Requirements
The

Corporation’s

banking

subsidiaries

currently

do

not

issue

unsecured

senior

debt,

as

these

banking

subsidiaries

are

funded
primarily with

deposits and

secured borrowings.

The banking

subsidiaries had

$7.8 million

in deposits

at March

31, 2024

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

$25.2

million

at

March

31,

2024.

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
The

latest

Puerto

Rico

Economic Activity

Index,

published

by

the

Economic

Development Bank

for

Puerto

Rico

(the

“Economic
Activity

Index”),

reflected

a

0.8%

year-over-year

decline

in

March

2024,

compared

to

March

2023,

and

essentially

remained
unchanged from February

2024 to March

2024. The Economic

Activity Index is

a coincident indicator

of ongoing economic

activity
but

not

a

direct

measurement of

real

GNP.

The

Puerto

Rico

Planning Board

estimates that

Puerto

Rico’s

real

GNP

grew

0.7%
during fiscal year 2023 (July 2022-June 2023)

and projects 2.8% real GNP growth for fiscal

year 2024 (July 2023-June-2024).
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

United States
Consumer Price Index (published by the U.S.

Bureau of Labor Statistics), increased 3.5% during

the 12-month period ended March
2024.

Inflation in Puerto Rico,

as measured by the

Puerto Rico Consumer Price

Index (published by the

Department of Labor and
Human Resources of Puerto Rico), increased 1.9% during the 12-month period ended February 2024. The rate of inflation gradually decreased from a mid-2022 peak, as the Federal Reserve

implemented a series of benchmark interest

rate increases.

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

At March

31, 2024,

the Corporation’s

direct exposure

to PR

Government Entities

totaled $388

million, of

which $363

million were
outstanding, compared

to

$362 million

at

December 31,

2023, of

which $333

million

were outstanding.

A

deterioration in

Puerto
Rico’s fiscal and

economic situation could adversely

affect the value

of our Puerto

Rico government obligations, resulting

in losses
to

us.

Of

the

amount

outstanding,

$348

million

consists

of

loans

and

$16

million

are

securities

($314

million

and

$19

million,
respectively,

at

December

31,

2023).

Substantially

all

of

the

Corporation’s

direct

exposure

outstanding at

March

31,

2024

were
obligations from various

Puerto Rico municipalities.

In most

cases, these were

“general obligations” of

a municipality,

to which

the
applicable municipality

has

pledged its

good faith,

credit

and unlimited

taxing

power,

or “special

obligations” of

a municipality,

to
which the applicable municipality has pledged basic

property tax or sales tax revenues. At March 31, 2024,

78% of the Corporation’s
exposure to

municipal loans

and securities

was concentrated

in the

municipalities of

San Juan,

Guaynabo, Carolina

and Caguas.
For

additional

discussion

of

the

Corporation’s

direct

exposure

to

the

Puerto

Rico

government

and

its

instrumentalities

and
municipalities, refer to Note 20 – Commitments and

Contingencies to the Consolidated Financial

Statements.

In addition, at March

31, 2024, the Corporation had

$233 million in loans

insured or securities issued by

Puerto Rico governmental
entities, but for

which the principal source

of repayment is

non-governmental ($238 million at December 31, 2023).

These included
$187 million in

residential mortgage loans insured

by the Puerto

Rico Housing Finance Authority

(“HFA”), a

PR Government Entity
(December 31, 2023 - $191 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the

HFA

insurance

covers

losses

in

the

event

of

a

borrower

default

and

upon

the

satisfaction

of

certain

other

conditions.

The
Corporation also

had

at

March

31, 2024,

$39

million

in bonds

issued by

HFA

which

are secured

by

second

mortgage

loans on

Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default, and
upon the satisfaction of certain

other conditions (December 31, 2023 - $40

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
As of March 31, 2024, BPPR had $18.0 billion in deposits from the Puerto Rico government, its instrumentalities, and municipalities.
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
At March

31, 2024,

the Corporation

had approximately

$28 million

in direct

exposure to

USVI government

entities (December 31,
2023 - $28 million).

British Virgin Islands
The

Corporation has

operations

in

the

British Virgin

Islands

(“BVI”),

which

was

negatively

affected by

the

COVID-19

pandemic,
particularly as

a reduction

in the

tourism activity

which accounts

for a

significant portion

of its

economy.

Although the

Corporation
has no

significant exposure to

a single

borrower in the

BVI, at

March 31,

2024, it

has a

loan portfolio amounting

to approximately
$208 million comprised of various retail and commercial

clients, compared to a loan portfolio of $205 million

at December 31, 2023.
U.S. Government
As further detailed in Notes

5 and 6 to the

Consolidated Financial Statements, a substantial portion of the

Corporation’s investment
securities

represented exposure

to

the

U.S.

Government in

the

form

of

U.S. Government

sponsored entities,

as

well

as

agency
mortgage-backed and U.S. Treasury securities. In addition, $1.9 billion of residential mortgages, and $92.4 million commercial loans were insured or guaranteed by

the U.S. Government or its

agencies at March 31, 2024

(compared to $1.9 billion and

$89.2 million,
respectively, at December 31, 2023).
Non-Performing Assets
Non-performing assets (“NPAs”)

include primarily past-due

loans that

are no

longer accruing interest,

renegotiated loans, and

real
estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 18.

During

the

first

quarter

of

2024,

the

Corporation

reflected

stable

credit

quality

when

compared

to

the

previous

quarter.

Non-
performing loans

(“NPLs”) and

net charge

offs (“NCOs”)

remained below

historical averages

and delinquencies

improved in

most
loan categories from the prior quarter.

We continue to closely monitor changes in the macroeconomic environment and on borrower performance

given

higher

interest

rates

and

inflationary

pressures.

However,

management believes

that

the

improvements over
recent years

in risk

management practices

and the

risk profile

of the

Corporation’s loan

portfolios position

Popular to

continue to
operate successfully under the current challenging

environment.
Total

NPAs

as of

March 31,

2024 decreased

by $3

million when

compared with

December 31,

2023. Total

non-performing loans
held-in-portfolio

(“NPLs”)

decreased

by

$3

million

from

December

31,

2023.

BPPR’s

NPLs

decreased

by

$30

million,

broadly
reflected

across most

loan categories.

The commercial

NPLs decrease

includes a

$5.1 million

charge-off

related to

a

previously
reserved $18

million relationship. Popular

US NPLs

increased by

$27 million,

driven by

a $17

million increase

in mortgage

NPLs,
impacted by a single loan. The Corporation has no

other credit exposure to this borrower.

On March 31,

2024 , the

ratio of NPLs

to total loans

held-in-portfolio was 1.0%,

flat when compared

to December 31,

2023. Other
real

estate

owned

loans

(“OREOs”)

remained

flat

from

December 31,

2023.

On

March

31,

2024,

NPLs

secured

by

real

estate
amounted to $211 million in

the Puerto Rico operations and $49 million in Popular U.S, compared with $231 million and $24 million,
respectively, on December 31, 2023.
The Corporation’s commercial loan

portfolio secured by real

estate (“CRE”) amounted to

$10.6 billion on

March 31, 2024,

of which
$3.1 billion was secured with owner occupied properties,

compared with $10.6 billion and $3.1 billion, respectively, on December 31,
2023. Office space

leasing exposure in

our non-owner occupied

CRE portfolio is

limited, representing only

1.8% or $633

million of
our total loan portfolio.

The exposure is mainly comprised of low- to mid- rise properties with average loan size of $2.0 million and is
well diversified across tenant type.
CRE NPLs amounted to $49 million on March 31,

2024, compared with $48 million on December 31, 2023. The CRE NPL ratios for
the BPPR and Popular U.S.

segments were 0.72% and 0.26%,

respectively, on March

31, 2024, compared with 0.86% and

0.13%,
respectively, on December 31, 2023.
In addition

to the

NPLs included

in Table

18, on

March 31,

2024, there were

$513 million

of performing

loans, mostly

commercial
loans, which in management’s opinion, are currently subject to potential future classification as non-performing (December 31, 2023
- $510 million).
For the quarter

ended March 31,

2024, total inflows

of NPLs held-in-portfolio,

excluding consumer loans,

increased by $10

million,
when compared to the inflows for the same period

in 2023. Inflows of NPLs held-in-portfolio at the

BPPR segment decreased by $17
million,

compared

to

the

same

period

in

2023,

mainly

driven

by

lower

commercial

and

mortgage

inflows

by

$12

million

and

$5
million, respectively. Inflows of

NPLs held-in-portfolio at the Popular U.S. segment increased by $27 million from the same period in
2023, mainly driven by higher mortgage and

commercial inflows by $17 million and $9

million, respectively.

Table 18 - Non-Performing

Assets
March 31, 2024 December 31, 2023
(Dollars in thousands) BPPR
Popular
U.S.
Popular,
Inc.
As a % of
loans HIP
by
category BPPR
Popular
U.S.
Popular,
Inc.
As a % of
loans HIP
by
category
Commercial
Commercial multi-family
$ 106 $ 8,700 $ 8,806 0.4% $ 1,991 $ - $ 1,991 0.1%
Commercial real estate non-owner
occupied 7,922 2,407 10,329 0.2 8,745 1,117 9,862 0.2
Commercial real estate owner
occupied 26,124 3,877 30,001 1.0 29,430 6,274 35,704 1.2
Commercial and industrial

29,171 6,423 35,594 0.5 32,826 3,772 36,598 0.5
Total Commercial

63,323 21,407 84,730 0.5 72,992 11,163 84,155 0.5
Construction - - - - 6,378 - 6,378 0.7
Leasing 7,267 - 7,267 0.4 8,632 - 8,632 0.5
Mortgage 166,473 28,071 194,544 2.5 175,106 11,191 186,297 2.4
Consumer

Home equity lines of credit
- 3,986 3,986 6.0 - 3,733 3,733 5.7

Personal

19,092 2,068 21,160 1.1 19,031 2,805 21,836 1.1

Auto
41,807 - 41,807 1.1 45,615 - 45,615 1.2

Other Consumer

632 1 633 0.4 964 1 965 0.6
Total Consumer

61,531 6,055 67,586 1.0 65,610 6,539 72,149 1.0
Total non-performing

loans held-in-
portfolio 298,594 55,533 354,127 1.0% 328,718 28,893 357,611 1.0%
Other real estate owned (“OREO”) 80,218 324 80,542 80,176 240 80,416
Total non-performing

assets
[1] $ 378,812 $ 55,857 $ 434,669 $ 408,894 $ 29,133 $ 438,027
Accruing loans past due 90 days or
more [2] $ 247,330 $ 212 $ 247,542 $ 268,362 $ 109 $ 268,471
Ratios:
Non-performing assets to total assets 0.68% 0.37% 0.61% 0.74% 0.19% 0.62%
Non-performing loans held-in-portfolio
to loans held-in-portfolio

1.21 0.53 1.01 1.34 0.27 1.02
Allowance for credit losses to loans
held-in-portfolio 2.62 0.91 2.11 2.61 0.85 2.08
Allowance for credit losses to non-
performing loans, excluding held-for-
sale 215.79 171.47 208.84 194.65 309.70 203.95
[1] There were no non-performing loans held-for-sale

as of March 31, 2024 and December 31, 2023.
[2] It is the Corporation’s policy to report delinquent

residential mortgage loans insured by FHA or guaranteed

by the VA as accruing

loans past due 90
days or

more as

opposed to

non-performing

since the

principal repayment

is insured.

These balances

include $93

million of

residential

mortgage
loans

insured

by

FHA

or

guaranteed

by

the

VA

that

are

no

longer

accruing

interest

as

of

March

31,

2024

(December

31,

2023

-

$106

million).
Furthermore,

the Corporation

has approximately

$37 million

in reverse

mortgage

loans which

are guaranteed

by

FHA, but

which are

currently

not
accruing

interest.

Due

to

the guaranteed

nature

of

the loans,

it is

the Corporation’s

policy

to

exclude

these

balances

from

non-performing

assets
(December 31, 2023 - $38 million).

Table 19 - Activity in Non

-Performing Loans Held-in-Portfolio (Excluding Consumer

Loans)
For the quarter ended March 31, 2024
(Dollars in thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $ 254,476 $ 22,354 $ 276,830
Plus:
New non-performing loans 33,503 35,373 68,876
Advances on existing non-performing loans - 22 22
Less:
Non-performing loans transferred to OREO (4,109) - (4,109)
Non-performing loans charged-off (8,309) (950) (9,259)
Loans returned to accrual status / loan collections (45,765) (7,321) (53,086)
Ending balance -

NPLs
$ 229,796 $ 49,478 $ 279,274
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
Ending balance -

NPLs
$ 315,027 $ 25,767 $ 340,794
Table 21 - Activity in Non

-Performing Commercial Loans Held-In-Portfolio
For the quarter ended March 31, 2024
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $ 72,992 $ 11,163 $ 84,155
Plus:
New non-performing loans 4,343 15,039 19,382
Advances on existing non-performing loans - 20 20
Less:
Non-performing loans charged-off (7,999) (950) (8,949)
Loans returned to accrual status / loan collections (6,013) (3,865) (9,878)
Ending balance - NPLs $ 63,323 $ 21,407 $ 84,730

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
Loans returned to accrual status / loan collections (6,853) (5,349) (12,202)
Ending balance - NPLs $ 90,952 $ 11,048 $ 102,000
Table

23 - Activity in Non-Performing Construction

Loans Held-In-Portfolio
For the quarter ended March 31, 2024
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $ 6,378 $ - $ 6,378
Less:
Loans returned to accrual status / loan collections (6,378) - (6,378)
Ending balance - NPLs $ - $ - $ -
Table 24 - Activity in Non

-Performing Mortgage Loans Held-in-Portfolio
For the quarter ended March 31, 2024
(Dollars in thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $ 175,106 $ 11,191 $ 186,297
Plus:
New non-performing loans 29,160 20,334 49,494
Advances on existing non-performing loans - 2 2
Less:
Non-performing loans transferred to OREO (4,109) - (4,109)
Non-performing loans charged-off (310) - (310)
Loans returned to accrual status / loan collections (33,374) (3,456) (36,830)
Ending balance - NPLs $ 166,473 $ 28,071 $ 194,544
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
Loans returned to accrual status / loan collections (41,246) (8,562) (49,808)
Ending balance - NPLs $ 224,075 $ 14,719 $ 238,794

Loan Delinquencies
Another key measure used to evaluate and

monitor the Corporation’s asset quality is loan

delinquencies. Loans delinquent 30 days
or more, as a percentage of their related portfolio

category on March 31, 2024 and December 31, 2023,

are presented below.
Table 26 - Loan Delinquencies
(Dollars in thousands) March 31, 2024 December 31, 2023
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Commercial

Commercial multi-family $ 33,651 $ 2,384,635 1.41% $ 13,657 $ 2,415,620 0.57%
Commercial real estate
non-owner occupied 18,089 5,057,059 0.36 17,051 5,087,421 0.34
Commercial real estate
owner occupied 62,177 3,117,844 1.99 69,239 3,080,635 2.25
Commercial and industrial 62,536 7,025,483 0.89 58,953 7,126,121 0.83
Total Commercial

176,453 17,585,021 1.00 158,900 17,709,797 0.90
Construction

8,825 1,009,303 0.87 6,378 959,280 0.66
Leasing 31,955 1,765,413 1.81 35,491 1,731,809 2.05
Mortgage [1] 800,456 7,783,662 10.28 859,537 7,695,917 11.17
Consumer

Credit cards

46,420 1,142,153 4.06 46,436 1,135,747 4.09
Home equity lines of credit 5,455 66,717 8.18 5,465 65,953 8.29
Personal

56,988 1,897,010 3.00 59,682 1,945,247 3.07
Auto

143,184 3,706,854 3.86 173,119 3,660,780 4.73
Other 2,112 162,605 1.30 3,063 160,441 1.91
Total Consumer

254,159 6,975,339 3.64 287,765 6,968,168 4.13
Loans held-for-sale - 5,352 - - 4,301 -
Total

$ 1,271,848 $ 35,124,090 3.62% $ 1,348,071 $ 35,069,272 3.84%
[1]

Loans delinquent 30 days or more includes $0.4 billion

of residential mortgage loans insured by FHA or guaranteed

by the VA as of March

31,
2024 (December 31, 2023 - $0.5 billion). Refer to Note

7 to the Consolidated Financial Statements for additional

information of guaranteed loans.
Allowance for Credit Losses Loans Held-in-Portfolio
The ACL,

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
in economic

conditions, and

in the

condition of

the various

markets in

which collateral

may be

sold, may

also affect

the required
level of

the allowance

for credit

losses. Consequently,

the business

financial condition,

liquidity,

capital, and

results of

operations
could also be affected.

On March 31, 2024, the ACL increased by $10 million from December

31, 2023, to $740 million. The ACL for BPPR increased by $4
million,

primarily

driven

by

higher

reserves

for

the

consumer

portfolios

attributable

to

changes

in

credit

quality.

In

PB,

the

ACL
increased by $6 million, when compared to December 31, 2023, mainly driven by higher reserves for the commercial portfolio due to changes

in

credit

risk

ratings.

The

Corporation’s

ratio

of

the

allowance for

credit

losses

to

loans

held-in-portfolio was

2.11%

on
March 31,

2024, compared to

2.08% on December

31, 2023.

The ratio

of the

allowance for credit

losses to

NPLs held-in-portfolio
stood at 208.8%, compared to 204.0% on December

31, 2023.
Given that any one

economic outlook is inherently uncertain, the

Corporation leverages multiple scenarios to estimate

its ACL. The
baseline scenario continues to be assigned the highest probability,

followed by the pessimistic scenario. The weight assigned to the pessimistic

scenario

decreased

during

the

first

quarter

of

2024

in

response

to

the

positive

momentum

in

the

economy

as
expectations for

the Federal

Reserve achieving

a soft

landing have

improved. The

Corporation evaluates,

at least

on an

annual
basis, the assumptions tied to the CECL accounting framework. These include the reasonable and supportable period as well as the
reversion window.
The

2024

annualized GDP

growth in

the

baseline scenario

improved to

2.0%

and

2.3%

for

Puerto

Rico

and

the

United

States,
respectively, compared to 1.2% and 1.7%

in the previous quarter. The 2024 forecasted average unemployment rate for

Puerto Rico
and the United States remained stable at 6.5%

and 3.9%, respectively, compared to 6.8% and 4.0% in previous forecast.
The provision for credit losses for the period ended March 31,

2024, was $72.4 million, compared to an expense of $47.1 million for
the period

ended March 31,

2023, mostly related

to higher

NCOs due to

credit normalization. Refer

to Note

8 to

the Consolidated
Financial Statements, and to the Provision for Credit

Losses section of this MD&A for additional information.

Table 27 - Allowance for Credit

Losses - Loan Portfolios
March 31, 2024
(Dollars in thousands) Total ACL
Total loans held-
in-portfolio
ACL to loans held-
in-portfolio
Total non-
performing loans
held-in-portfolio
ACL to non-
performing loans
held-in-portfolio
Commercial

Commercial multi-family
$ 12,743 $ 2,384,635 0.53% 8,806 144.71%

Commercial real estate non-owner occupied
65,624 5,057,059 1.30% 10,329 635.34%

Commercial real estate owner occupied
63,807 3,117,844 2.05% 30,001 212.68%

Commercial and industrial

120,418 7,025,483 1.71% 35,594 338.31%
Total Commercial

$ 262,592 $ 17,585,021 1.49% 84,730 309.92%
Construction 11,139 1,009,303 1.10% - N.M.
Leasing 8,991 1,765,413 0.51% 7,267 123.72%
Mortgage 86,438 7,783,662 1.11% 194,544 44.43%
Consumer

Credit cards
88,169 1,142,153 7.72% - N.M.

Home equity lines of credit
1,872 66,717 2.81% 3,986 46.96%

Personal

116,077 1,897,010 6.12% 21,160 548.57%

Auto
157,456 3,706,854 4.25% 41,807 376.63%

Other Consumer

6,810 162,605 4.19% 633 1,075.83%
Total Consumer

$ 370,384 $ 6,975,339 5.31% 67,586 548.02%
Total $ 739,544 $ 35,118,738 2.11% 354,127 208.84%
N.M - Not meaningful.
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
N.M - Not meaningful.

Annualized net charge-offs (recoveries)
The following

tables present

annualized net charge-offs

(recoveries) to average

loans held-in-portfolio (“HIP”)

by loan

category for
the quarters ended March 31, 2024 and 2023.
Table 29

- Annualized Net Charge-offs (Recoveries) to

Average Loans Held-in-Portfolio
Quarter ended March 31, 2024 Quarter ended March 31, 2023
BPPR Popular U.S. Popular, Inc. BPPR Popular U.S. Popular, Inc.
Commercial

0.30% 0.04% 0.18% (0.06) % (0.13) % (0.09) %
Mortgage (0.28) (0.01) (0.23) (0.26) ― (0.22)
Leasing 0.85 ― 0.85 0.08 ― 0.08
Consumer 2.98 8.43 3.16 2.31 4.81 2.43
Total annualized

net charge-offs to
average loans held-in-portfolio 0.92% 0.21% 0.71% 0.56% 0.06% 0.41%
NCOs for the quarter ended March 31, 2024, amounted to $62 million, increasing by $29 million when compared to the same period in 2023. The BPPR

segment increased by $25

million mainly driven by

higher consumer and commercial NCOs

by $14 million and
$8

million,

respectively.

Consumer

NCOs

increase

is

reflective

of

post-pandemic

credit

normalization

The

PB

segment

NCOs
increased by $4 million, mainly driven by higher

commercial NCOs by $3 million.
Loan Modifications
For the

quarter ended

March 31,

2024, modified

loans to

borrowers with

financial difficulty

amounted to

$92 million,

of which

$83
million were

in accruing

status. The

BPPR segment’s

modifications to

borrowers with

financial difficulty

amounted to

$92 million,
mainly

comprised

of

commercial

and

mortgage

loans

of

$73

million

and

$16

million,

respectively.

A

total

of

$11

million

of

the
mortgage modifications were related to

government guaranteed loans. The Popular

U.S. segment’s modifications to borrowers

with
financial difficulty amounted to $188 thousand, mostly

comprised of personal loans.
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
Item 3. Quantitative and Qualitative Disclosures About

Market Risk
Quantitative and qualitative disclosures for the current

period can be found in the Market Risk

section of this report, which includes
changes in market risk exposures from disclosures

presented in the 2023 Form 10-K.
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

31, 2024 that have materially affected,

or are
reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Part II - Other Information
Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 20

to the Consolidated Financial Statements.
Item 1A. Risk Factors
In addition to the other information set forth in

this report, you should carefully consider the risk

factors discussed under “Part I - Item
1A - Risk Factors” in our 2023 Form

10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of

operations and

capital position,

and could

cause our

actual results

to

differ

materially from

our historical

results or

the
results contemplated

by the

forward-looking statements

contained in

this report.

Also refer

to the

discussion in

“Part I

- Item

2 –
Management’s Discussion

and Analysis

of Financial

Condition and

Results of

Operations” in

this report

for additional

information
that may supplement or update the discussion

of risk factors below and in our 2023 Form 10-K.
There have been no material changes to the risk

factors previously disclosed under Item 1A of the

Corporation’s 2023 Form 10-K.
The risks described

in our 2023 Form

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

31, 2024.
Issuer Purchases of Equity Securities
The following

table sets

forth the

details of

purchases of

Common Stock

by the

Corporation during

the quarter

ended March

31,
2024:
Issuer Purchases of Equity Securities
Not in thousands
Period
Total Number of
Shares Purchased [1]
Average Price Paid per
Share
Total Number of

Shares
Purchased as Part of Publicly
Announced Plans or Programs
Approximate Dollar Value of
Shares that May Yet be
Purchased Under the Plans or
Programs
January 1 - January 31 - $ - - $-
February 1 - February 29 559 83.46 - -
March 1 - March 31 42,092 83.47 - -
Total

42,651 $ 83.47 - -
[1]

Includes

559

and

42,092

shares

of

the

Corporation’s

common

stock

acquired

by

the

Corporation

during

February

2024

and

March

2024,
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

made, and may from

time to time make,

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

(as defined in Item 408(c) of Regulation

S-K).

Item 6.

Exhibits

Exhibit Index
Exhibit No Exhibit Description
10.1
Form of Popular, Inc. 2024 Long-Term Equity Incentive Award and Agreement
(1)
22.1
Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22.1 of Popular, Inc.’s Annual
Report on Form 10-K for the year ended December 31, 2023)
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
(1)
101.DEF Inline XBRL Taxonomy Extension Definitions Linkbase Document (1)
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
(1)
104
The cover page of Popular, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024,
formatted in Inline XBRL (included within the Exhibit

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
POPULAR, INC.
(Registrant)
Date: May 10, 2024 By: /s/ Jorge J. García
Jorge J. García
Executive Vice President &
Chief Financial Officer
Date: May 10, 2024 By: /s/ Denissa M. Rodríguez
Denissa M. Rodríguez
Senior Vice President & Corporate Comptroller