Form 10-Q
period 2024-06-30
POPULAR, INC.
filed 2024-08-09
CIK 763901

1
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-Q
[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended

June 30, 2024
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
[

]

Yes
[X]

No
Indicate

the

number

of

shares

outstanding

of

each

of

the

issuer’s

classes

of

common

stock,

as

of

the

latest
practicable date:

Common Stock, $0.01 par value,
72,335,174

shares outstanding as of August 7, 2024.

POPULAR INC
INDEX
Part I – Financial Information Page
Item 1. Financial Statements
Unaudited Consolidated Statements of Financial Condition

at June 30, 2024
and December 31, 2023 6
Unaudited Consolidated Statements of Operations for

the quarters

and six months ended June 30, 2024 and 2023 7
Unaudited Consolidated Statements of Comprehensive

Income (Loss) for the
quarters and six months ended June 30, 2024 and

2023
8
Unaudited Consolidated Statements of Changes in

Stockholders’ Equity for the
quarters and six months ended June 30, 2024 and

2023
9
Unaudited Consolidated Statements of Cash Flows for

the six months

ended June 30, 2024 and 2023 11
Notes to Unaudited Consolidated Financial Statements 13
Item 2. Management’s Discussion and Analysis of Financial

Condition and

Results of Operations
129
Item 3. Quantitative and Qualitative Disclosures about

Market Risk

178
Item 4. Controls and Procedures 178
Part II – Other Information
Item 1. Legal Proceedings 178
Item 1A. Risk Factors 178
Item 2. Unregistered Sales of Equity Securities and

Use of Proceeds
178
Item 3. Defaults Upon Senior Securities 179
Item 4. Mine Safety Disclosures 179
Item 5. Other Information 179
Item 6. Exhibits 179
Signatures 181

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
Cash and due from banks $
359,973
$
420,462
Money market investments:

Time deposits with other banks

6,851,394
6,998,871
Total money market investments
6,851,394
6,998,871
Trading account debt securities, at fair value:

Other trading account debt securities
28,045
31,568
Debt securities available-for-sale, at fair

value:
Pledged securities with creditors’ right to repledge

82,233
72,827
Other debt securities available-for-sale
18,461,046
16,656,217
Debt securities available-for-sale
18,543,279
16,729,044
Less – Allowance for credit losses
500
-
Debt securities available-for-sale, net
18,542,779
16,729,044
Debt securities held-to-maturity, at amortized cost:
Pledged securities with creditors’ right to repledge

26,742
27,083
Other debt securities held-to-maturity
7,948,782
8,167,252
Debt securities held-to-maturity (fair

value 2024 - $
7,833,216
; 2023 - $
8,159,385
)
7,975,524
8,194,335
Less – Allowance for credit losses
6,251
5,780
Debt securities held-to-maturity, net
7,969,273
8,188,555
Equity securities (realizable value 2024 -

$
196,482
; 2023 - $
194,641
)
195,791
193,726
Loans held-for-sale, at fair value
8,225
4,301
Loans held-in-portfolio
35,978,602
35,420,879
Less – Unearned income
386,982
355,908

Allowance for credit losses
730,077
729,341
Total loans held-in-portfolio, net
34,861,543
34,335,630
Premises and equipment, net
599,058
565,284
Other real estate
70,225
80,416
Accrued income receivable
260,162
263,433
Mortgage servicing rights, at fair value
113,386
118,109
Other assets
2,172,555
2,014,564
Goodwill
804,428
804,428
Other intangible assets
8,235
9,764
Total assets $
72,845,072
$
70,758,155
Liabilities and Stockholders’ Equity
Liabilities:

Deposits:
Non-interest bearing $
15,470,082
$
15,419,624
Interest bearing
50,060,780
48,198,619
Total deposits
65,530,862
63,618,243
Assets sold under agreements to repurchase
105,684
91,384
Notes payable
941,580
986,948
Other liabilities
894,268
914,627
Total liabilities
67,472,394
65,611,202
Commitments and contingencies (Refer

to Note 20)

Stockholders’ equity:

Preferred stock,
30,000,000

shares authorized;
885,726

shares issued and outstanding (2023
-
885,726
)
22,143
22,143
Common stock, $
0.01

par value;
170,000,000

shares authorized;
104,811,971

shares issued (2023 -
104,767,348
) and
72,365,926

shares outstanding (2023 -
72,153,621
)
1,048
1,048
Surplus
4,852,747
4,843,399
Retained earnings
4,385,522
4,194,851
Treasury stock - at cost,
32,446,045

shares (2023 -
32,613,727
)

(2,010,500)
(2,018,957)
Accumulated other comprehensive loss, net

of tax

(1,878,282)
(1,895,531)
Total stockholders’ equity

5,372,678
5,146,953
Total liabilities and stockholders’ equity $
72,845,072
$
70,758,155
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF OPERATIONS
(UNAUDITED)
Quarters ended June 30, Six months ended June 30,
(In thousands, except per share information) 2024 2023 2024 2023
Interest income:
Loans $
648,739
$
570,120
$
1,287,469
$
1,111,330
Money market investments
88,316
100,775
176,832
166,499
Investment securities
184,852
123,112
351,747
255,200
Total interest income
921,907
794,007
1,816,048
1,533,029
Interest expense:

Deposits
339,939
243,488
669,435
436,703
Short-term borrowings
1,126
1,624
2,318
4,509
Long-term debt
12,530
17,227
25,239
28,493
Total interest expense
353,595
262,339
696,992
469,705
Net interest income
568,312
531,668
1,119,056
1,063,324
Provision for credit losses

46,794
37,192
119,392
84,829
Net interest income after provision for credit losses

521,518
494,476
999,664
978,495
Non-interest income:

Service charges on deposit accounts
37,526
37,781
74,968
72,459
Other service fees
96,863
94,265
191,135
184,341
Mortgage banking activities (Refer to Note 9)
5,723
2,316
10,083
9,716
Net gain, including impairment on equity securities
319
1,384
1,422
2,484
Net gain

on trading account debt securities
277
35
638
413
Adjustments to indemnity reserves on loans sold
212
(456)
(25)
156
Other operating income
25,386
25,146
51,903
52,863
Total non-interest income
166,306
160,471
330,124
322,432
Operating expenses:

Personnel costs
197,424
191,468
412,801
390,228
Net occupancy expenses
27,692
27,165
55,733
53,204
Equipment expenses
9,662
9,561
19,229
17,973
Other taxes
15,333
16,409
29,708
32,700
Professional fees
37,744
50,132
66,662
83,563
Technology and software expenses

79,752
72,354
159,214
140,913
Processing and transactional services
39,096
36,801
73,290
70,710
Communications
4,357
4,175
8,914
8,263
Business promotion
25,449
25,083
46,438
43,954
Deposit insurance
10,581
6,803
34,468
15,668
Other real estate owned (OREO) income
(5,750)
(3,314)
(11,071)
(5,008)
Other operating expenses
27,502
22,852
55,774
47,213
Amortization of intangibles
734
795
1,529
1,590
Total operating expenses
469,576
460,284
952,689
900,971
Income before income tax
218,248
194,663
377,099
399,956
Income tax expense
40,459
43,503
96,027
89,817
Net Income $
177,789
$
151,160
$
281,072
$
310,139
Net Income Applicable to Common Stock

$
177,436
$
150,807
$
280,366
$
309,433
Net Income per Common Share – Basic $
2.47
$
2.10
$
3.90
$
4.32
Net Income per Common Share – Diluted $
2.46
$
2.10
$
3.90
$
4.32
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
Quarters ended,

Six months ended,
June 30, June 30,
(In thousands) 2024 2023 2024 2023
Net income $
177,789
$
151,160
$
281,072
$
310,139
Other comprehensive income (loss) before

tax:
Foreign currency translation adjustment
165
6,001
(3,855)
756
Amortization of net losses of pension and

postretirement benefit plans
3,618
4,813
7,236
9,626
Unrealized holding gains (losses) on debt securities

arising during the period

22,422
(77,851)
(50,608)
135,467
Amortization of unrealized losses of debt

securities transfer from available-for-
sale to held-to-maturity
44,421
42,903
88,430
84,943
Unrealized net gains (losses) on cash flow

hedges
-
-
-
(30)
Reclassification adjustment for net gains( losses)

included in net income
-
-
-
(41)
Other comprehensive income (loss) before

tax
70,626
(24,134)
41,203
230,721
Income tax expense
(15,722)
(2,476)
(23,954)
(34,228)
Total other comprehensive income (loss), net of tax
54,904
(26,610)
17,249
196,493
Comprehensive income, net of tax $
232,693
$
124,550
$
298,321
$
506,632
Tax effect allocated to each component of other comprehensive income (loss):
Quarters ended Six months ended,
June 30, June 30,
(In thousands) 2024 2023 2024 2023
Adjustment of pension and postretirement

benefit plans
$
-
$
-
$
-
$
-
Amortization of net losses of pension and

postretirement benefit plans
(1,357)
(1,805)
(2,714)
(3,610)
Unrealized holding losses on debt securities

arising during the period

(5,481)
7,910
(3,555)
(13,656)
Amortization of unrealized losses of debt

securities transfer from available-for-
sale to held-to-maturity
(8,884)
(8,581)
(17,685)
(16,988)
Unrealized net (losses) gains on cash flow

hedges
-
-
-
11
Reclassification adjustment for net (gains)

losses included in net income
-
-
-
15
Income tax expense $
(15,722)
$
(2,476)
$
(23,954)
$
(34,228)
The accompanying notes are an integral

part of the Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated

other
Common
Preferred

Retained Treasury comprehensive
(In thousands) stock stock Surplus earnings stock (loss) income Total
Balance at March 31, 2023 $
1,047
$
22,143
$
4,792,619
$
3,982,140
$
(2,025,399)
$
(2,301,825)
$
4,470,725
Net income
151,160
151,160
Issuance of stock
1,550
1,550
Dividends declared:
Common stock
[1]
(39,663)
(39,663)
Preferred stock
(353)
(353)
Common stock purchases
(1,271)
(1,271)
Stock based compensation
1,412
8,059
9,471
Other comprehensive loss, net of tax
(26,610)
(26,610)
Balance at June 30, 2023

$
1,047
$
22,143
$
4,795,581
$
4,093,284
$
(2,018,611)
$
(2,328,435)
$
4,565,009
Balance at March 31, 2024 $
1,048
$
22,143
$
4,847,466
$
4,253,030
$
(2,013,187)
$
(1,933,186)
$
5,177,314
Net income
177,789
177,789
Issuance of stock
1,768
1,768
Dividends declared:
Common stock
[1]
(44,944)
(44,944)
Preferred stock
(353)
(353)
Common stock purchases
(3,200)
(3,200)
Stock based compensation
3,513
5,887
9,400
Other comprehensive income, net of tax
54,904
54,904
Balance at June 30, 2024 $
1,048
$
22,143
$
4,852,747
$
4,385,522
$
(2,010,500)
$
(1,878,282)
$
5,372,678
[1]
Dividends declared per common share during the quarter

ended June 30, 2024 - $
0.62

(2023 - $
0.55
).

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated

other
Common
Preferred

Retained Treasury comprehensive
(In thousands) stock stock Surplus earnings stock (loss) income Total
Balance at December 31, 2022 $
1,047
$
22,143
$
4,790,993
$
3,834,348
$
(2,030,178)
$
(2,524,928)
$
4,093,425
Cumulative effect of accounting change
28,752
28,752
Net income
310,139
310,139
Issuance of stock
3,117
3,117
Dividends declared:
Common stock
[1]
(79,249)
(79,249)
Preferred stock
(706)
(706)
Common stock purchases
(4,241)
(4,241)
Stock based compensation
1,471
15,808
17,279
Other comprehensive income, net of tax
196,493
196,493
Balance at June 30, 2023

$
1,047
$
22,143
$
4,795,581
$
4,093,284
$
(2,018,611)
$
(2,328,435)
$
4,565,009
Balance at December 31, 2023 $
1,048
$
22,143
$
4,843,399
$
4,194,851
$
(2,018,957)
$
(1,895,531)
$
5,146,953
Net income
281,072
281,072
Issuance of stock
3,567
3,567
Dividends declared:
Common stock [1]
(89,695)
(89,695)
Preferred stock
(706)
(706)
Common stock purchases
(6,776)
(6,776)
Stock based compensation
5,781
15,233
21,014
Other comprehensive income, net of tax
17,249
17,249
Balance at June 30, 2024 $
1,048
$
22,143
$
4,852,747
$
4,385,522
$
(2,010,500)
$
(1,878,282)
$
5,372,678
[1]
Dividends declared per common share during the six months

ended June 30, 2024 - $
1.24

(2023 - $
1.10
).
For the period ended
June 30, June 30,
Disclosure of changes in number of shares: 2024 2023
Preferred Stock:
Balance at beginning and end of period
885,726
885,726
Common Stock – Issued:
Balance at beginning of period
104,767,348
104,657,522
Issuance of stock
44,623
54,908
Balance at end of period
104,811,971
104,712,430
Treasury stock
(32,446,045)
(32,608,461)
Common Stock – Outstanding
72,365,926
72,103,969
The accompanying notes are an integral part of these Consolidated

Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
(UNAUDITED)
Six months ended June 30,
(In thousands) 2024 2023
Cash flows from operating activities:
Net income $
281,072
$
310,139
Adjustments to reconcile net income to net cash provided

by operating activities:
Provision for credit losses
119,392
84,829
Amortization of intangibles
1,529
1,590
Depreciation and amortization of premises and equipment
31,249
27,957
Net accretion of discounts and amortization of premiums and

deferred fees

(127,770)
1,568
Interest capitalized on loans subject to the temporary payment moratorium or loss mitigation alternatives
(4,047)
(5,275)
Share-based compensation
16,391
13,331
Fair value adjustments on mortgage servicing rights
5,384
8,342
Adjustments to indemnity reserves on loans sold
25
(156)
Earnings from investments under the equity method, net

of dividends or distributions
(2,871)
(6,540)
Deferred income tax expense (benefit)

19,702
(1,007)
Gain on:
Disposition of premises and equipment and other productive

assets
(6,295)
(5,643)
Sale of loans, including valuation adjustments on loans

held-for-sale and mortgage banking activities
(76)
(202)
Sale of foreclosed assets, including write-downs
(10,575)
(11,674)
Acquisitions of loans held-for-sale
(1,767)
(6,153)
Proceeds from sale of loans held-for-sale
19,358
24,808
Net originations on loans held-for-sale
(22,580)
(45,005)
Net decrease (increase) in:
Trading debt securities
6,735
17,484
Equity securities
(4,445)
(7,962)
Accrued income receivable

(17,340)
138
Other assets
(8,463)
17,306
Net increase (decrease) in:
Interest payable
3,145
16,815
Pension and other postretirement benefits obligation
3,732
7,983
Other liabilities
(59,481)
(91,321)
Total adjustments
(39,068)
41,213
Net cash provided by operating activities
242,004
351,352
Cash flows from investing activities:

Net decrease (increase) in money market investments
147,650
(2,979,482)
Purchases of investment securities:
Available-for-sale
(17,231,900)
(7,257,079)
Held-to-maturity
-
(6,037)
Equity
(1,667)
(15,999)
Proceeds from calls, paydowns, maturities and redemptions

of investment securities:
Available-for-sale
15,375,714
8,067,613
Held-to-maturity
304,653
204,587
Proceeds from sale of investment securities:

Equity
4,046
27,442
Net disbursements on loans
(287,684)
(776,383)
Proceeds from sale of loans
17,640
40,759
Acquisition of loan portfolios
(384,479)
(322,512)
Return of capital from equity method investments
279
249
Acquisition of premises and equipment and other productive

assets
(95,412)
(85,341)
Proceeds from sale of:
Premises and equipment and other productive assets
4,409
3,200
Foreclosed assets
58,979
57,226
Net cash used in investing activities
(2,087,772)
(3,041,757)

Cash flows from financing activities:

Net increase (decrease) in:
Deposits
1,912,286
2,754,305
Assets sold under agreements to repurchase

14,300
(25,405)
Other short-term borrowings
-
(365,000)
Payments of notes payable
(46,000)
(21,000)
Principal payments of finance leases
(1,774)
(2,645)
Proceeds from issuance of notes payable
-
437,631
Proceeds from issuance of common stock
3,567
3,117
Dividends paid
(90,151)
(79,816)
Net payments for repurchase of common stock
(452)
(364)
Payments related to tax withholding for share-based compensation
(6,324)
(3,877)
Net cash provided by financing activities
1,785,452
2,696,946
Net (decrease) increase in cash and due from banks, and

restricted cash
(60,316)
6,541
Cash and due from banks, and restricted cash at beginning

of period
427,575
476,159
Cash and due from banks, and restricted cash at the end of

the period
$
367,259
$
482,700
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
Note 8 - Allowance for credit losses – loans held-in-
portfolio
36
Note 9 - Mortgage banking activities 76
Note 10 - Transfers of financial assets and mortgage
servicing assets
77
Note 11 - Other real estate owned 81
Note 12 - Other assets 82
Note 13 -
Goodwill and other intangible assets

83
Note 14 - Deposits 85
Note 15 - Borrowings 86
Note 16 - Other liabilities 88
Note 17 - Stockholders’ equity 89
Note 18 -
Other comprehensive income (loss)

90
Note 19 - Guarantees 92
Note 20 - Commitments and contingencies 94
Note 21- Non-consolidated variable interest entities 98
Note 22 - Related party transactions 100
Note 23 - Fair value measurement 101
Note 24 - Fair value of financial instruments 108
Note 25 - Net income per common share 111
Note 26 - Revenue from contracts with customers 112
Note 27 - Leases 114
Note 28 - Pension and postretirement benefits 116
Note 29 - Stock-based compensation 117
Note 30 - Income taxes 120
Note 31 - Supplemental disclosure on the consolidated
statements of cash flows
124
Note 32 - Segment reporting 125

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

Securities and Exchange
Commission.

Accordingly,

these

financial

statements

should

be

read

in

conjunction

with

the

audited

Consolidated

Financial
Statements of

the Corporation

for the

year ended

December 31,

2023,

included in

the 2023

Form 10-K.

Operating results

for the
interim periods disclosed herein are not necessarily

indicative of the results that may be expected

for a full year or any future period

Tax impact on Intercompany Distributions

The net income for the six months

ended June 30, 2024, included $
22.9

million of expenses, of which $
16.5

million was reflected in
income tax

expense and $
6.4

million was

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
Income Tax (Topic

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

cost

beneficial or

relevant
were removed from ASC Topic 740.
January 1, 2025
The Corporation

is currently

evaluating
any

impact

that

the

adoption

of

this
guidance

will

have

on

its

financial
statements

and

presentation

and
disclosures.
FASB ASU 2023-08,
Intangibles - Goodwill and
Other - Crypto Assets
(Subtopic 350-60) -
Accounting for and
Disclosure of Crypto
Assets

The

FASB

issued

ASU

2023-08

in
December

2023,

which

amends

ASC
Subtopic

350-60

by

requiring

that

crypto
assets

are

measured

at

fair

value

in

the
statement

of

financial

position

each
reporting

period

with

changes

from
remeasurement

being

recognized

in

net
income.

The

ASU

also

requires

enhanced
disclosures

for

both

annual

and

interim

reporting

periods

to

provide

investors

with
relevant information

to

analyze and

assess
the

exposure

and

risk

of

significant
individual crypto asset holdings.
January 1, 2025 The Corporation does not expect to be
impacted by the adoption of this ASU
since it does not hold crypto-assets.
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

Average reserve

balances in

BPPR amounted

to $
2.7

billion at

June 30,

2024 (December

31, 2023

- $
2.7
billion).

Cash

and

due

from

banks,

as

well

as

other

highly

liquid

securities,

are

used

to

cover

these

required

average

reserve
balances.

At June

30, 2024,

the Corporation

held $
59

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

the amortized cost, gross

unrealized gains and losses,

approximate fair value, weighted average

yield
and contractual maturities of debt securities available-for-sale at June 30, 2024 and December 31, 2023.

At June 30, 2024
Allowance Gross Gross Weighted
Amortized for credit unrealized unrealized
Fair

average
(In thousands) cost losses
gains

losses value yield
U.S. Treasury securities
Within 1 year $
10,828,370
$
-
$
34
$
61,019
$
10,767,385
4.00
%
After 1 to 5 years
2,275,875
-
51
123,554
2,152,372
1.33
After 5 to 10 years
99,526
-
-
11,897
87,629
1.72
Total U.S. Treasury

securities
13,203,771
-
85
196,470
13,007,386
3.52
Collateralized mortgage obligations - federal agencies
After 1 to 5 years
14,014
-
-
669
13,345
1.54
After 5 to 10 years
17,931
-
-
1,214
16,717
2.30
After 10 years
111,701
-
91
10,001
101,791
2.76
Total collateralized

mortgage obligations - federal agencies
143,646
-
91
11,884
131,853
2.59
Mortgage-backed securities - federal agencies
Within 1 year
1,323
-
-
21
1,302
1.75
After 1 to 5 years
73,250
-
5
3,403
69,852
2.40
After 5 to 10 years
828,760
-
140
57,755
771,145
2.35
After 10 years
5,712,046
-
223
1,153,028
4,559,241
1.64
Total mortgage-backed

securities - federal agencies
6,615,379
-
368
1,214,207
5,401,540
1.74
Other
Within 1 year
1,000
500
-
-
500
5.00
After 1 to 5 years
1,500
-
-
-
1,500
8.50
Total other

2,500
500
-
-
2,000
7.10
Total debt securities

available-for-sale
[1] $
19,965,296
$
500
$
544
$
1,422,561
$
18,542,779
2.92
%
[1]

Includes $
13.8

billion pledged to secure government and trust deposits, assets sold under agreements to repurchase, credit facilities

and loan servicing
agreements that the secured parties are not permitted

to sell or repledge the collateral, of which $
12.8

billion serve as collateral for public funds.

The
Corporation had unpledged Available for Sale securities

with a fair value of

$
4.7

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
At June 30,

2024, the Corporation did not

intend to sell or

believed it was more

likely than not that

it would be required

to sell debt
securities classified

as available-for-sale.

There were
no

debt securities

available-for-sale sold

during the

six months

ended June
30, 2024 and 2023.

The

following

tables

present

the

Corporation’s

fair

value

and

gross

unrealized

losses

of

debt

securities

available-for-sale,
aggregated by investment category and length of

time that individual securities have been in a continuous

unrealized loss position at
June 30, 2024 and December 31, 2023.

At June 30, 2024
Less than 12 months 12 months or more Total
Gross Gross Gross
Fair

unrealized
Fair

unrealized
Fair

unrealized
(In thousands)
value

losses
value

losses
value

losses
U.S. Treasury securities $
6,003,623
$
4,122
$
5,111,232
$
192,348
$
11,114,855
$
196,470
Collateralized mortgage obligations - federal agencies

6,982
26
116,418
11,858
123,400
11,884
Mortgage-backed securities
43,617
662
5,337,896
1,213,545
5,381,513
1,214,207
Total debt securities

available-for-sale in an unrealized loss position

$
6,054,222
$
4,810
$
10,565,546
$
1,417,751
$
16,619,768
$
1,422,561

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

June 30, 2024,

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

2024

and

December 31,
2023.

At June 30, 2024
Allowance
Carrying
Value

Gross

Gross

Weighted
Amortized

Book
[1]
for Credit
Net of

unrealized unrealized
Fair

average
(In thousands) cost Value Losses Allowance
gains

losses value yield
U.S. Treasury securities

Within 1 year $
598,695
$
598,695
$
-
$
598,695
$
-
$
7,917
$
590,778
2.66
%
After 1 to 5 years
7,878,042
7,307,981
-
7,307,981
-
128,694
7,179,287
1.34
Total U.S. Treasury

securities
8,476,737
7,906,676
-
7,906,676
-
136,611
7,770,065
1.43
Obligations of Puerto Rico, States and
political subdivisions
Within 1 year
3,055
3,055
6
3,049
2
-
3,051
6.23
After 1 to 5 years
18,595
18,595
112
18,483
52
148
18,387
3.60
After 5 to 10 years
845
845
28
817
20
-
837
5.80
After 10 years
38,866
38,866
6,105
32,761
2,781
1,967
33,575
1.42
Total obligations of

Puerto Rico, States and
political subdivisions
61,361
61,361
6,251
55,110
2,855
2,115
55,850
2.38
Collateralized mortgage obligations - federal
agencies
After 10 years
1,527
1,527
-
1,527
-
186
1,341
2.87
Total collateralized

mortgage obligations -
federal agencies
1,527
1,527
-
1,527
-
186
1,341
2.87
Securities in wholly owned statutory business
trusts
After 10 years
5,960
5,960
-
5,960
-
-
5,960
6.33
Total securities

in wholly owned statutory
business trusts
5,960
5,960
-
5,960
-
-
5,960
6.33
Total debt securities

held-to-maturity [2]
$
8,545,585
$
7,975,524
$
6,251
$
7,969,273
$
2,855
$
138,912
$
7,833,216
1.44
%
[1]
Book value includes $
570

million of net unrealized loss which remains in

Accumulated other comprehensive (loss) income

(AOCI) related to
certain securities previously transferred from available-for-sale securities portfolio to the held-to-maturity securities portfolio.
[2]
Includes $
7.9

billion pledged to secure public and trust deposits that

the secured parties are not permitted to sell or repledge

the collateral.

The
Corporation had unpledged held-to-maturities securities with a fair value of $
69.7

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
At June

30, 2024

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

At June 30, 2024 At December 31, 2023
(In thousands)
Securities issued by Puerto Rico municipalities
Watch $
2,255
$
2,255
Pass
13,265
16,565
Total $
15,520
$
18,820
At June 30, 2024, the portfolio of “Obligations of Puerto Rico, States and political subdivisions” also includes $
39

million in securities
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

June

30,

2024,

the

average

refreshed

FICO

score

for

the

sample,
comprised

of
69
%

of

the

nominal

value

of

the

securities,

used

for

the

loss

estimate

was

of
672

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
Delinquency status
At June 30, 2024 and December 31, 2023, there were
no

securities held-to-maturity in past due or non-performing

status.
Allowance for credit losses on debt securities held-to-maturity
The following table provides the

activity in the allowance for

credit losses related to debt securities

held-to-maturity by security type
for the quarters and six months ended June 30,

2024 and June 30, 2023:

For the quarters ended June 30,

2024 2023
(In thousands) Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance $
5,731
$
6,792
Provision for credit losses (benefit)
520
(647)
Securities charged-off
-
-
Recoveries
-
-
Ending balance $
6,251
$
6,145

For the six months ended June 30,

2024 2023
(In thousands) Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance $
5,780
$
6,911
Provision for credit losses (benefit)
471
(766)
Securities charged-off
-
-
Recoveries
-
-
Ending balance $
6,251
$
6,145
The

allowance

for

credit

losses

for

the

Obligations

of

Puerto

Rico,

States

and

political

subdivisions

includes

$
0.2

million

for
securities issued by municipalities of

Puerto Rico, and $
6.1

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

Note

2

–
Summary of Significant Accounting Policies of the 2023

Form 10-K.
During the quarter

and six months ended

June 30, 2024, the

Corporation recorded purchases (including repurchases)

of mortgage
loans

amounting

to

$
85

million

and

$
171

million,

respectively

(June 30,

2023

-

$
96

million

and

$
172

million,

respectively). The
Corporation did
no
t purchase

consumer loans

during the

period ended

June 30,

2024 (during

the quarter

and six

months ended
June 30, 2023 - $
45

million and $
72

million, respectively). During the quarter and six months ended June

30, 2024, the Corporation
recorded purchases

of $
159

million and

$
215

million,

respectively (June

30, 2023

- $
38

million

and $
83

million,

respectively), in
commercial loans.
The

Corporation

performed

whole-loan

sales

involving

approximately

$
13

million

and

$
24

million

of

residential

mortgage

loans
during the

quarter and

six months

ended June

30, 2024,

respectively (June

30, 2023

- $
17

million and

$
27

million, respectively).
During the

six

months

ended June

30, 2024,

the

Corporation performed

sales of

commercial loans,

including loan

participations
amounting

to

$
12

million.

The

Corporation did
no
t

perform

sales

of

commercial

loans

during

the

quarter

ended

June

30,

2024
(during the

quarter and

six months

ended June

30, 2023

- $
34

million and

$
36

million, respectively).

Also, during

the six

months
ended

June

30,

2024,

the

Corporation

securitized

approximately

$
1

million

of

mortgage

loans

into

GNMA

mortgage-backed
securities

and

$
4

million

of

mortgage

loans

into

FNMA

mortgage-backed

securities,

compared

to

$
1

million

and

$
23

million,
respectively, during the six months ended June 30, 2023.
Delinquency status
The following tables present the

amortized cost basis of loans

held-in-portfolio (“HIP”), net of unearned

income, by past due status,
and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at
June 30, 2024 and December 31, 2023.

June 30, 2024
BPPR
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual
Accruing

(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
233
$
-
$
443
$
676
$
304,235
$
304,911
$
443
$
-
Commercial real estate:
Non-owner occupied
1,713
-
7,484
9,197
2,970,430
2,979,627
7,484
-
Owner occupied
1,770
232
25,285
27,287
1,389,825
1,417,112
25,285
-
Commercial and industrial
5,387
2,097
26,560
34,044
4,968,740
5,002,784
22,958
3,602
Construction
5,479
-
-
5,479
178,460
183,939
-
-
Mortgage
287,468
105,266
373,306
766,040
5,824,480
6,590,520
163,790
209,516
Leasing
20,631
5,071
7,059
32,761
1,795,287
1,828,048
7,059
-
Consumer:
Credit cards
15,032
9,436
23,931
48,399
1,114,140
1,162,539
-
23,931
Home equity lines of credit
-
-
-
-
2,216
2,216
-
-
Personal
21,535
12,755
19,650
53,940
1,690,933
1,744,873
19,650
-
Auto
103,873
24,943
39,333
168,149
3,605,143
3,773,292
39,333
-
Other
976
258
1,207
2,441
151,092
153,533
885
322
Total $
464,097
$
160,058
$
524,258
$
1,148,413
$
23,994,981
$
25,143,394
$
286,887
$
237,371

June 30, 2024
Popular U.S.
Past due Past due 90 days or more
30-59 60-89 90 days
Total

Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
2,962
$
-
$
8,700
$
11,662
$
2,067,907
$
2,079,569
$
8,700
$
-
Commercial real estate:
Non-owner occupied
2,494
2,783
1,025
6,302
2,018,543
2,024,845
1,025
-
Owner occupied
-
17,095
22,256
39,351
1,687,354
1,726,705
22,256
-
Commercial and industrial
5,181
304
5,992
11,477
2,181,096
2,192,573
5,782
210
Construction
-
-
-
-
921,820
921,820
-
-
Mortgage
1,309
23,479
11,554
36,342
1,256,864
1,293,206
11,554
-
Consumer:
Credit cards
-
-
-
-
18
18
-
-
Home equity lines of
credit
890
462
3,780
5,132
61,644
66,776
3,780
-
Personal
1,770
1,689
1,851
5,310
129,436
134,746
1,851
-
Other
1,204
-
-
1,204
6,764
7,968
-
-
Total $
15,810
$
45,812
$
55,158
$
116,780
$
10,331,446
$
10,448,226
$
54,948
$
210

June 30, 2024
Popular, Inc.
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP
[2] [3]
loans loans
Commercial multi-family $
3,195
$
-
$
9,143
$
12,338
$
2,372,142
$
2,384,480
$
9,143
$
-
Commercial real estate:
Non-owner occupied
4,207
2,783
8,509
15,499
4,988,973
5,004,472
8,509
-
Owner occupied
1,770
17,327
47,541
66,638
3,077,179
3,143,817
47,541
-
Commercial and industrial
10,568
2,401
32,552
45,521
7,149,836
7,195,357
28,740
3,812
Construction
5,479
-
-
5,479
1,100,280
1,105,759
-
-
Mortgage
[1]
288,777
128,745
384,860
802,382
7,081,344
7,883,726
175,344
209,516
Leasing
20,631
5,071
7,059
32,761
1,795,287
1,828,048
7,059
-
Consumer:
Credit cards
15,032
9,436
23,931
48,399
1,114,158
1,162,557
-
23,931
Home equity lines of credit
890
462
3,780
5,132
63,860
68,992
3,780
-
Personal
23,305
14,444
21,501
59,250
1,820,369
1,879,619
21,501
-
Auto
103,873
24,943
39,333
168,149
3,605,143
3,773,292
39,333
-
Other
2,180
258
1,207
3,645
157,856
161,501
885
322
Total $
479,907
$
205,870
$
579,416
$
1,265,193
$
34,326,427
$
35,591,620
$
341,835
$
237,581
[1]
It is the Corporation’s policy to report delinquent residential mortgage loans insured by Federal Housing Administration

(“FHA”) or guaranteed by
the U.S. Department of Veterans Affairs

(“VA”) as accruing loans past

due 90 days or more as opposed to non-performing

since the principal
repayment is insured.

These balances include $
81

million of residential mortgage loans insured by FHA

or guaranteed by the VA

that are no
longer accruing interest as of June 30, 2024. Furthermore,

as of June 30, 2024, the Corporation had approximately

$
34

million in reverse
mortgage loans which are guaranteed by FHA, but which

are currently not accruing interest. Due to the guaranteed

nature of the loans, it is the
Corporation’s policy to exclude these balances from

non-performing assets.
[2] Loans held-in-portfolio are net of $
387

million in unearned income and exclude $
8

million in loans held-for-sale.
[3] Includes $
13.6

billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral,
of which $
7.2

billion were pledged at the Federal Home Loan Bank

("FHLB") as collateral for borrowings and $
6.4

billion at the Federal Reserve
Bank ("FRB") for discount window borrowings. As of June

30, 2024, the Corporation had an available borrowing

facility with the FHLB and the
discount window of Federal Reserve Bank of New York

of $
3.9

billion and $
4.7

billion, respectively.

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
At June 30,

2024, mortgage loans held-in-portfolio include

$
2.4

billion (December 31, 2023 -

$
2.2

billion) of loans that

carry certain
guarantees from the FHA or the VA of which $
209.7

million (December 31, 2023 - $
241.6

million) are 90 days or more past due. The
portfolio of guaranteed loans includes $
81

million of residential mortgage loans in Puerto Rico

that are no longer accruing interest as
of June 30,

2024 (December 31, 2023 -

$
106

million). The Corporation has

approximately $
34

million in reverse mortgage

loans in
Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at June 30, 2024 (December 31, 2023 - $
38
million).
Loans with a delinquency status of

90 days past due as

of June 30, 2024 include

$
10

million in loans previously pooled into GNMA
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

The following tables present the amortized cost basis

of non-accrual loans as of June 30, 2024 and

December 31, 2023 by class of
loans:

June 30, 2024
BPPR Popular U.S. Popular, Inc.
(In thousands)
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Commercial multi-family $
-
$
443
$
8,700
$
-
$
8,700
$
443
Commercial real estate non-owner occupied
3,574
3,910
-
1,025
3,574
4,935
Commercial real estate owner occupied
16,822
8,463
22,256
-
39,078
8,463
Commercial and industrial
13,512
9,446
-
5,782
13,512
15,228
Mortgage
72,290
91,500
468
11,086
72,758
102,586
Leasing
590
6,469
-
-
590
6,469
Consumer:

HELOCs
-
-
-
3,780
-
3,780

Personal

3,715
15,935
-
1,851
3,715
17,786

Auto

1,898
37,435
-
-
1,898
37,435

Other
-
885
-
-
-
885
Total $
112,401
$
174,486
$
31,424
$
23,524
$
143,825
$
198,010

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

at June

30, 2024 include

$
144

million in

collateral dependent loans

(December 31,
2023 -

$
126

million). The

Corporation recognized $
2

million in

interest income

on non-accrual

loans during

the six

months ended
June 30, 2024 (June 30, 2023 - $
4

million).
The following tables present the amortized cost basis

of collateral-dependent loans, for which the ACL was measured based on the
fair value of the collateral less cost to sell, by class

of loans and type of collateral as of June 30,

2024 and December 31, 2023:

June 30, 2024
(In thousands) Real Estate Auto Equipment Other Total
BPPR
Commercial multi-family $
1,309
$
-
$
-
$
-
$
1,309
Commercial real estate:
Non-owner occupied
213,560
-
-
-
213,560
Owner occupied
22,581
-
-
-
22,581
Commercial and industrial
3,332
-
-
16,949
20,281
Mortgage
71,670
-
-
-
71,670
Leasing
-
1,668
1
-
1,669
Consumer:
Personal
3,791
-
-
-
3,791
Auto
-
14,577
-
-
14,577
Other
-
-
-
38
38
Total BPPR $
316,243
$
16,245
$
1
$
16,987
$
349,476
Popular U.S.
Commercial multi-family $
8,700
$
-
$
-
$
-
$
8,700
Commercial real estate:
Owner occupied
22,256
$
-
-
-
22,256
Commercial and industrial
-
-
53
3,072
3,125
Mortgage
1,065
-
-
-
1,065
Total Popular U.S. $
32,021
$
-
$
53
$
3,072
$
35,146
Popular, Inc.
Commercial multi-family $
10,009
$
-
$
-
$
-
$
10,009
Commercial real estate:
Non-owner occupied
213,560
-
-
-
213,560
Owner occupied
44,837
-
-
-
44,837
Commercial and industrial
3,332
-
53
20,021
23,406
Mortgage
72,735
-
-
-
72,735
Leasing
-
1,668
1
-
1,669
Consumer:
Personal
3,791
-
-
-
3,791
Auto
-
14,577
-
-
14,577
Other
-
-
-
38
38
Total Popular,

Inc.
$
348,264
$
16,245
$
54
$
20,059
$
384,622

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
30,992
$
341,279

Purchased Credit Deteriorated (PCD) Loans
The Corporation has purchased loans during

the quarter and six months ended June 30, 2024 and

2023, for which there was, at
acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount

of those loans is
as follows:

(In thousands)
For the quarter ended
June 30, 2024
For the six months
ended June 30, 2024
Purchase price of loans at acquisition $
150
$
576
Allowance for credit losses at acquisition
6
23
Par value of acquired loans at acquisition $
156
$
599

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

30, 2024,

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

the quarter

and six
months ended June 30, 2024 and 2023.

For the quarter ended June 30, 2024
BPPR
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balances
Allowance for credit losses - loans:
Commercial

Commercial multi-family
$
3,567
$
(264)
$
-
$
-
$
-
$
3,303

Commercial real estate non-owner occupied
53,666
(324)
-
-
44
53,386

Commercial real estate owner occupied
43,537
(5,296)
-
-
1,134
39,375

Commercial and industrial
102,844
14,440
-
(8,072)
2,051
111,263

Total Commercial
203,614
8,556
-
(8,072)
3,229
207,327
Construction
3,114
524
-
-
-
3,638
Mortgage
76,564
(6,419)
6
(26)
3,775
73,900
Leasing
8,991
8,094
-
(3,841)
1,141
14,385
Consumer

Credit cards
88,169
11,856
-
(16,419)
2,707
86,313

Home equity lines of credit
102
22
-
(94)
53
83

Personal
99,504
15,492
-
(23,293)
2,318
94,021

Auto
157,456
10,250
-
(16,609)
6,352
157,449

Other
6,808
210
-
(680)
151
6,489

Total Consumer
352,039
37,830
-
(57,095)
11,581
344,355
Total - Loans $
644,322
$
48,585
$
6
$
(69,034)
$
19,726
$
643,605
Allowance for credit losses - unfunded commitments:
Commercial $
4,942
$
598
$
-
$
-
$
-
$
5,540
Construction
1,441
654
-
-
-
2,095
Ending balance - unfunded commitments [1] $
6,383
$
1,252
$
-
$
-
$
-
$
7,635
[1] Allowance for credit losses of unfunded commitments

is presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended June 30, 2024
Popular U.S.
Provision for

Beginning credit losses - Ending
(In thousands) Balance (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
9,176
$
(1,303)
$
-
$
4
$
7,877
Commercial real estate non-owner occupied
11,958
(1,151)
-
42
10,849
Commercial real estate owner occupied
20,270
(1,514)
-
59
18,815
Commercial and industrial
17,574
(1,367)
(1,195)
207
15,219
Total Commercial
58,978
(5,335)
(1,195)
312
52,760
Construction
8,025
1,126
-
100
9,251
Mortgage
9,874
(502)
(18)
35
9,389
Consumer
Home equity lines of credit
1,770
(510)
(14)
397
1,643
Personal
16,573
795
(4,596)
655
13,427
Other
2
(2)
(18)
20
2
Total Consumer
18,345
283
(4,628)
1,072
15,072
Total - Loans $
95,222
$
(4,428)
$
(5,841)
$
1,519
$
86,472
Allowance for credit losses - unfunded commitments:
Commercial $
2,542
$
308
$
-
$
-
$
2,850
Construction
7,837
562
-
-
8,399
Consumer
5
(5)
-
-
-
Ending balance - unfunded commitments [1] $
10,384
$
865
$
-
$
-
$
11,249
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended June 30, 2024
Popular Inc.
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
12,743
$
(1,567)
$
-
$
-
$
4
$
11,180
Commercial real estate non-owner occupied
65,624
(1,475)
-
-
86
64,235
Commercial real estate owner occupied
63,807
(6,810)
-
-
1,193
58,190
Commercial and industrial
120,418
13,073
-
(9,267)
2,258
126,482
Total Commercial
262,592
3,221
-
(9,267)
3,541
260,087
Construction
11,139
1,650
-
-
100
12,889
Mortgage
86,438
(6,921)
6
(44)
3,810
83,289
Leasing
8,991
8,094
-
(3,841)
1,141
14,385
Consumer
Credit cards
88,169
11,856
-
(16,419)
2,707
86,313
Home equity lines of credit
1,872
(488)
-
(108)
450
1,726
Personal
116,077
16,287
-
(27,889)
2,973
107,448
Auto
157,456
10,250
-
(16,609)
6,352
157,449
Other
6,810
208
-
(698)
171
6,491
Total Consumer
370,384
38,113
-
(61,723)
12,653
359,427
Total - Loans $
739,544
$
44,157
$
6
$
(74,875)
$
21,245
$
730,077
Allowance for credit losses - unfunded commitments:
Commercial $
7,484
$
906
$
-
$
-
$
-
$
8,390
Construction
9,278
1,216
-
-
-
10,494
Consumer
5
(5)
-
-
-
-
Ending balance - unfunded commitments [1] $
16,767
$
2,117
$
-
$
-
$
-
$
18,884
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the six months ended June 30, 2024
BPPR
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-off Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
3,614
$
(312)
$
-
$
-
$
1
$
3,303
Commercial real estate non-owner occupied
53,754
(737)
-
-
369
53,386
Commercial real estate owner occupied
40,637
(149)
-
(2,785)
1,672
39,375
Commercial and industrial
107,577
14,816
-
(14,741)
3,611
111,263
Total Commercial
205,582
13,618
-
(17,526)
5,653
207,327
Construction
5,294
(1,656)
-
-
-
3,638
Mortgage
72,440
(6,738)
23
(791)
8,966
73,900
Leasing
9,708
11,062
-
(8,691)
2,306
14,385
Consumer
Credit cards
80,487
33,496
-
(32,815)
5,145
86,313
Home equity lines of credit
103
125
-
(291)
146
83
Personal
101,181
35,755
-
(47,642)
4,727
94,021
Auto
157,931
23,621
-
(36,776)
12,673
157,449
Other
7,132
310
-
(1,344)
391
6,489
Total Consumer
346,834
93,307
-
(118,868)
23,082
344,355
Total - Loans $
639,858
$
109,593
$
23
$
(145,876)
$
40,007
$
643,605
Allowance for credit losses - unfunded commitments:
Commercial $
5,062
$
478
$
-
$
-
$
-
$
5,540
Construction
1,618
477
-
-
-
2,095
Ending balance - unfunded commitments [1] $
6,680
$
955
$
-
$
-
$
-
$
7,635
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the six months ended June 30, 2024
Popular U.S.
Provision for

Beginning credit losses - Ending
(In thousands) Balance (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
10,126
$
(1,813)
$
(441)
$
5
$
7,877
Commercial real estate non-owner occupied
11,699
(956)
-
106
10,849
Commercial real estate owner occupied
16,227
2,505
-
83
18,815
Commercial and industrial
14,779
1,836
(1,759)
363
15,219
Total Commercial
52,831
1,572
(2,200)
557
52,760
Construction
7,392
1,759
-
100
9,251
Mortgage
10,774
(1,427)
(18)
60
9,389
Consumer
Home equity lines of credit
1,875
(763)
(21)
552
1,643
Personal
16,609
5,786
(10,308)
1,340
13,427
Other
2
23
(49)
26
2
Total Consumer
18,486
5,046
(10,378)
1,918
15,072
Total - Loans $
89,483
$
6,950
$
(12,596)
$
2,635
$
86,472
Allowance for credit losses - unfunded commitments:
Commercial $
1,851
$
999
$
-
$
-
$
2,850
Construction
8,446
(47)
-
-
8,399
Consumer
29
(29)
-
-
-
Ending balance - unfunded commitments [1] $
10,326
$
923
$
-
$
-
$
11,249
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the six months ended June 30, 2024
Popular Inc.
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
13,740
$
(2,125)
$
-
$
(441)
$
6
$
11,180
Commercial real estate non-owner occupied
65,453
(1,693)
-
-
475
64,235
Commercial real estate owner occupied
56,864
2,356
-
(2,785)
1,755
58,190
Commercial and industrial
122,356
16,652
-
(16,500)
3,974
126,482
Total Commercial
258,413
15,190
-
(19,726)
6,210
260,087
Construction
12,686
103
-
-
100
12,889
Mortgage
83,214
(8,165)
23
(809)
9,026
83,289
Leasing
9,708
11,062
-
(8,691)
2,306
14,385
Consumer
Credit cards
80,487
33,496
-
(32,815)
5,145
86,313
Home equity lines of credit
1,978
(638)
-
(312)
698
1,726
Personal
117,790
41,541
-
(57,950)
6,067
107,448
Auto
157,931
23,621
-
(36,776)
12,673
157,449
Other
7,134
333
-
(1,393)
417
6,491
Total Consumer
365,320
98,353
-
(129,246)
25,000
359,427
Total - Loans $
729,341
$
116,543
$
23
$
(158,472)
$
42,642
$
730,077
Allowance for credit losses - unfunded commitments:
Commercial $
6,913
$
1,477
$
-
$
-
$
-
$
8,390
Construction
10,064
430
-
-
-
10,494
Consumer
29
(29)
-
-
-
-
Ending balance - unfunded commitments [1] $
17,006
$
1,878
$
-
$
-
$
-
$
18,884
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended June 30, 2023
BPPR
Provision for Allowance for
Beginning credit losses credit losses - Net Write Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries down Balance
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
Home equity lines of credit
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
Home equity lines of credit
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

Statements of Financial Condition.

For the quarter ended June 30, 2023
Popular Inc.
Provision for Allowance for
Beginning credit losses credit losses - Net write Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries down Balance
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
Home equity lines of credit
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

Statements of Financial Condition.

For the six months ended June 30, 2023
BPPR
Impact of Provision for Allowance for
Beginning Adopting credit losses credit losses - Net write Ending
(In thousands) Balance ASU 2022-02 (benefit) PCD Loans Charge-offs Recoveries down Balance
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
Home equity lines of credit
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

Statements of Financial Condition.

For the six months ended June 30, 2023
Popular Inc.
Impact Provision for
Allowance
for
Beginning of adopting credit losses
credit losses
-
Net write Ending
(In thousands) Balance ASU 2022-02 (benefit) PCD Loans
Charge-
offs
Recoverie
s
down Balance
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
Home equity lines of credit
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

June

30,

2024

and

June

30,

2023

amounted

to

$
70.2

million

and

$
5.0

million,
respectively, related to the commercial loan portfolios.
The following tables show the amortized cost basis of the loans modified to borrowers experiencing financial difficulties at the end of the reporting period disaggregated by

class of financing receivable and

type of concession granted

for the quarters and

six months
ended June 30, 2024 and June 30, 2023. Loans modified to borrowers under financial difficulties that were fully paid down, charged-
off or foreclosed upon by period end are not reported.

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the quarter ended June 30, 2024
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June
30, 2024
% of total class
of Financing
Receivable
Amortized Cost
Basis at June
30, 2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30, 2024
% of total class of
Financing
Receivable
CRE owner occupied $
33
-
% $
-
-
% $
33
-
%
Commercial and industrial
1,747
0.03
%
-
-
%
1,747
0.02
%
Mortgage
42
-
%
-
-
%
42
-
%
Consumer:

Credit cards
422
0.04
%
-
-
%
422
0.04
%

Personal
848
0.05
%
-
-
%
848
0.05
%

Other
25
0.02
%
-
-
%
25
0.02
%
Total $
3,117
0.01
% $
-
-
% $
3,117
0.01
%
Term Extension
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June
30, 2024
% of total class
of Financing
Receivable
Amortized Cost
Basis at June
30, 2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30, 2024
% of total class of
Financing
Receivable
CRE non-owner occupied $
3,084
0.10
% $
-
-
% $
3,084
0.06
%
CRE owner occupied
1,134
0.08
%
6,071
0.35
%
7,205
0.23
%
Commercial and industrial
23,059
0.46
%
-
-
%
23,059
0.32
%
Mortgage
16,933
0.26
%
642
0.05
%
17,575
0.22
%
Consumer:

Personal
238
0.01
%
136
0.10
%
374
0.02
%

Auto
56
-
%
-
-
%
56
-
%
Total $
44,504
0.18
% $
6,849
0.07
% $
51,353
0.14
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S.
Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June
30, 2024
% of total class
of Financing
Receivable
Amortized Cost
Basis at June
30, 2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30, 2024
% of total class of
Financing
Receivable
CRE non-owner occupied $
57,071
1.92
% $
-
-
% $
57,071
1.14
%
CRE owner occupied
6,230
0.44
%
-
-
%
6,230
0.20
%
Commercial and industrial
52,124
1.04
%
-
-
%
52,124
0.72
%
Mortgage
127
-
%
-
-
%
127
-
%
Total $
115,552
0.46
% $
-
-
% $
115,552
0.32
%
Combination - Term Extension

and Interest Rate Reduction
BPPR Popular U.S.
Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June
30, 2024
% of total class
of Financing
Receivable
Amortized Cost
Basis at June
30, 2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30, 2024
% of total class of
Financing
Receivable
Commercial and industrial $
490
0.01
% $
-
-
% $
490
0.01
%
Mortgage
5,246
0.08
%
31
-
%
5,277
0.07
%
Consumer:

Personal
2,190
0.13
%
-
-
%
2,190
0.12
%
Total $
7,926
0.03
% $
31
-
% $
7,957
0.02
%
Combination -

Other-Than-Insignificant Payment Delays and Interest Rate

Reduction
Puerto Rico Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June
30, 2024
% of total class
of Financing
Receivable
Amortized Cost
Basis at June
30, 2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30, 2024
% of total class of
Financing
Receivable
Commercial and industrial $
89
-
% $
-
-
% $
89
-
%
Consumer:

Credit cards
243
0.02
%
-
-
%
243
0.02
%
Total $
332
-
% $
-
-
% $
332
-
%

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the six months ended June 30,

2024
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2024
% of total class of
Financing
Receivable
CRE owner occupied $
33
-
% $
-
-
% $
33
-
%
Commercial and industrial
2,122
0.04
%
-
-
%
2,122
0.03
%
Mortgage
42
-
%
-
-
%
42
-
%
Consumer:

Credit cards
549
0.05
%
-
-
%
549
0.05
%

Personal
1,085
0.06
%
-
-
%
1,085
0.06
%

Other
25
0.02
%
-
-
%
25
0.02
%
Total $
3,856
0.02
% $
-
-
% $
3,856
0.01
%
Term Extension
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2024
% of total class of
Financing
Receivable
CRE non-owner occupied $
39,484
1.33
% $
-
-
% $
39,484
0.79
%
CRE owner occupied
11,718
0.83
%
6,071
0.35
%
17,789
0.57
%
Commercial and industrial
23,767
0.48
%
-
-
%
23,767
0.33
%
Mortgage
29,868
0.45
%
642
0.05
%
30,510
0.39
%
Consumer:

Personal
436
0.02
%
141
0.10
%
577
0.03
%

Auto
56
-
%
-
-
%
56
-
%
Total $
105,329
0.42
% $
6,854
0.07
% $
112,183
0.32
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S.
Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2024
% of total class of
Financing
Receivable
CRE non-owner occupied $
57,071
1.92
% $
-
-
% $
57,071
1.14
%
CRE owner occupied
16,207
1.14
%
-
-
%
16,207
0.52
%
Commercial and industrial
56,477
1.13
%
-
-
%
56,477
0.78
%
Mortgage
127
-
%
-
-
%
127
-
%
Total $
129,882
0.52
% $
-
-
% $
129,882
0.36
%
Combination - Term Extension

and Interest Rate Reduction
BPPR Popular U.S.
Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2024
% of total class of
Financing
Receivable
CRE non-owner occupied $
890
0.03
% $
-
-
% $
890
0.02
%
Commercial and industrial
586
0.01
%
-
-
%
586
0.01
%
Mortgage
8,655
0.13
%
68
0.01
%
8,723
0.11
%
Consumer:

Personal
3,234
0.19
%
144
0.11
%
3,378
0.18
%
Total $
13,365
0.05
% $
212
-
% $
13,577
0.04
%
Combination - Other-Than-Insignificant Payment Delays

and Interest Rate Reduction
Puerto Rico Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2024
% of total class of
Financing
Receivable
Commercial and industrial $
89
-
% $
-
-
% $
89
-
%
Consumer:

Credit cards
539
0.05
%
-
-
%
539
0.05
%
Total $
628
-
% $
-
-
% $
628
-
%

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the quarter ended June 30, 2023
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollar in thousands)
Amortized Cost
Basis at June 30,
2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at June 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2023
% of total class of
Financing
Receivable
Consumer:

Credit cards
$
222
0.02
% $
-
-
% $
222
0.02
%

Personal
196
0.01
%
3
-
%
199
0.01
%
Total $
418
-
% $
3
-
% $
421
-
%
Term Extension
BPPR Popular U.S. Popular, Inc.
(Dollar in thousands)
Amortized Cost
Basis at June 30,
2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at June 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2023
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
0.25
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S. Popular, Inc.
(Dollar in thousands)
Amortized Cost
Basis at June 30,
2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at June 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2023
% of total class of
Financing
Receivable
CRE owner occupied $
748
0.05
% $
-
-
% $
748
0.02
%
Mortgage
137
-
%
-
-
%
137
-
%
Total $
885
-
% $
-
-
% $
885
-
%
Combination - Term Extension

and Interest Rate Reduction
BPPR Popular U.S.
Popular, Inc.
(Dollar in thousands)
Amortized Cost
Basis at June 30,
2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at June 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2023
% of total class of
Financing
Receivable
Commercial and industrial $
58
-
% $
-
-
% $
58
-
%
Mortgage
11,372
0.18
%
81
0.01
%
11,453
0.15
%
Consumer:

Personal
489
0.03
%
-
-
%
489
0.03
%
Total $
11,919
0.05
% $
81
-
% $
12,000
0.04
%
Combination -

Other-Than-Insignificant Payment Delays and Interest Rate

Reduction
Puerto Rico Popular U.S. Popular, Inc.
(Dollar in thousands)
Amortized Cost
Basis at June 30,
2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at June 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2023
% of total class of
Financing
Receivable
Commercial and industrial $
78
-
% $
-
-
% $
78
-
%
Consumer:

Credit cards
190
0.02
%
-
-
%
190
0.02
%
Total $
268
-
% $
-
-
% $
268
-
%

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the six months ended June 30,

2023
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2023
% of total class of
Financing
Receivable
Mortgage $
226
-
% $
-
-
% $
226
-
%
Consumer:

Credit cards
427
0.04
%
-
-
%
427
0.04
%

Personal
313
0.02
%
3
-
%
316
0.02
%

Other
3
-
%
-
-
%
3
-
%
Total $
969
-
% $
3
-
% $
972
-
%
Term Extension
BPPR Popular U.S.
Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2023
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
Other-Than-Insignificant Payment Delays
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2023
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
BPPR Popular U.S.
Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2023
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
Puerto Rico Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2023
% of total class of
Financing
Receivable
Commercial and industrial $
78
0.00%
$
-
-
$
78
0.00%
Consumer:

Credit cards
445
0.04%
-
-
445
0.04%
Total $
523
0.00%
$
-
-
$
523
0.00%

The following tables describe the financial effect of the

modifications made to borrowers experiencing

financial difficulties:

For the quarter ended June 30, 2024
Interest rate reduction
Loan Type Financial Effect
CRE Owner occupied Reduced weighted-average contractual interest rate from
12.0
% to
5
.0%
Commercial and industrial Reduced weighted-average contractual interest rate from
18
.0% to
9.3
%.
Mortgage Reduced weighted-average contractual interest rate from
6.35
% to
4.44
%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
19.73
% to
4.16
%.
Personal Reduced weighted-average contractual interest rate from
19.2
% to
10.1
%.
Other Reduced weighted-average contractual interest rate from
18
.0% to
0
%.
Term extension
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
2

months to the life of loans.
CRE Owner occupied Added a weighted-average of
8

months to the life of loans.
Commercial and industrial Added a weighted-average of
11

months to the life of loans.
Mortgage Added a weighted-average of
13

years to the life of loans.
Consumer:
Personal Added a weighted-average of
10

years to the life of loans.
Auto Added a weighted-average of
4

years to the life of loans.
Other than insignificant payment delays
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
12

months to the life of loans.
CRE Owner occupied Added a weighted-average of
8

months to the life of loans.
Commercial and industrial Added a weighted-average of
11

months to the life of loans.
Mortgage Added a weighted-average of
30

months to the life of loans.
Consumer:
Credit cards Added a weighted-average of
24

months to the life of loans.

For the six months ended June 30, 2024
Interest rate reduction
Loan Type Financial Effect
CRE Non-owner occupied Reduced weighted-average contractual interest rate from
10.1
% to
8.3
%.
CRE Owner occupied Reduced weighted-average contractual interest rate from
12.0
% to
5
.0%.
Commercial and industrial Reduced weighted-average contractual interest rate from
19.2
% to
9.4
%.
Mortgage Reduced weighted-average contractual interest rate from
6.2
% to
4.5
%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
20.2
% to
5
.0%.
Personal Reduced weighted-average contractual interest rate from
18.8
% to
10
.0%.
Other Reduced weighted-average contractual interest rate from
18
.0% to
0
%.
Term extension
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
11

months to the life of loans.
CRE Owner occupied Added a weighted-average of
8

months to the life of loans.
Commercial and industrial Added a weighted-average of
11

months to the life of loans.
Mortgage Added a weighted-average of
13

years to the life of loans.
Consumer:
Personal Added a weighted-average of
10

years to the life of loans.
Auto Added a weighted-average of
4

years to the life of loans.
Other than insignificant payment delay
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
12

months to the life of loans.
CRE Owner occupied Added a weighted-average of
11

months to the life of loans.
Commercial and industrial Added a weighted-average of
11

months to the life of loans.
Mortgage Added a weighted-average of
30

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

month to the life of loans.
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

preceding June
30,

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

June 30, 2024
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
Commercial multi-family $
-
$
-
$
64
$
64
$
-
$
64
$
-
$
64
CRE non-owner occupied
176
-
2,847
3,023
123,280
126,303
-
2,847
CRE owner occupied
335
-
1,976
2,311
187,369
189,680
-
1,976
Commercial and industrial
379
27
16,325
16,731
81,051
97,782
11,994
4,331
Mortgage
8,969
3,596
23,535
36,100
46,337
82,437
4,833
18,702
Consumer:

Credit cards
81
174
113
368
1,269
1,637
79
34

Personal
78
172
1,461
1,711
5,085
6,796
232
1,229

Auto
-
-
48
48
59
107
-
48

Other
-
-
25
25
4
29
-
25
Total $
10,018
$
3,969
$
46,394
$
60,381
$
444,454
$
504,835
$
17,138
$
29,256
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

June 30, 2024
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE owner occupied $
-
$
-
$
-
$
-
$
48,948
$
48,948
$
-
$
-
Mortgage
-
-
772
772
919
1,691
-
772
Consumer:

Personal
19
24
110
153
164
317
3
107
Total $
19
$
24
$
882
$
925
$
50,031
$
50,956
$
3
$
879
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

June 30, 2024
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
Commercial multi-family $
-
$
-
$
64
$
64
$
-
$
64
$
-
$
64
CRE non-owner occupied
176
-
2,847
3,023
123,280
126,303
-
2,847
CRE owner occupied
335
-
1,976
2,311
236,317
238,628
-
1,976
Commercial and industrial
379
27
16,325
16,731
81,051
97,782
11,994
4,331
Mortgage
8,969
3,596
24,307
36,872
47,256
84,128
4,833
19,474
Consumer:

Credit cards
81
174
113
368
1,269
1,637
79
34

Personal
97
196
1,571
1,864
5,249
7,113
235
1,336

Auto
-
-
48
48
59
107
-
48

Other
-
-
25
25
4
29
-
25
Total $
10,037
$
3,993
$
47,276
$
61,306
$
494,485
$
555,791
$
17,141
$
30,135
[1] Loans that were in non-accrual status at the time

of modification are presented as past due until the borrower has demonstrated a willingness and ability
to make the restructured loan payments.

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

six months

ended June

30,
2023.

BPPR

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

by period end are not reported.
Payment

default

is

defined

as

a

restructured

loan

becoming

90

days

past

due

after

being

modified,

foreclosed

or

charged-off,
whichever

occurs

first.

During

the

quarter

and

six

months

ended

June

30,

2024,

the

outstanding balance

of

loans

modified

for
borrowers under

financial

difficulties

that

were subject

to

payment default

and that

had

been modified

during the

twelve months
preceding the default date was $
7

million and $
22

million, respectively. The amount was not considered material for the quarter and six months ended June 30, 2023.
For the quarter ended June 30,

2024, extension of maturity and the combination of

interest rate reduction and extension of maturity
amounted

to

$
5

million

and

$
1

million,

respectively,

of

the

outstanding

balance

of

loans

modified

for

borrowers

under

financial
difficulties that were subject to payment default during the year preceding the default date. For the six months ended June 30, 2024, extension

of

maturity

and

the

combination

of

interest

rate

reduction

and

extension

of

maturity

amounted

to

$
19

million

and

$
2
million,

respectively

of

the

outstanding

balance

of

loans

modified

for

borrowers

under

financial

difficulties

that

were

subject

to
payment default during the year preceding the default

date

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

June 30, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior

Years Total
BPPR
Commercial:
Commercial multi-family
Pass $
44,388
$
37,606
$
137,410
$
21,152
$
20,313
$
27,850
$
-
$
-
$
288,719
Watch
-
-
-
-
-
5,892
-
-
5,892
Special Mention
-
-
550
-
-
4,704
-
-
5,254
Substandard
-
-
-
-
-
5,046
-
-
5,046
Total commercial
multi-family $
44,388
$
37,606
$
137,960
$
21,152
$
20,313
$
43,492
$
-
$
-
$
304,911
Commercial real estate non-owner occupied
Pass $
36,743
$
309,981
$
849,864
$
555,370
$
344,017
$
571,249
$
6,770
$
-
$
2,673,994
Watch
-
2,013
702
4,978
30,125
44,203
-
-
82,021
Special Mention
-
41,841
7,046
24,527
-
70,888
-
-
144,302
Substandard
-
1,009
1,256
176
2,094
69,960
4,815
-
79,310
Total commercial
real estate non-
owner occupied $
36,743
$
354,844
$
858,868
$
585,051
$
376,236
$
756,300
$
11,585
$
-
$
2,979,627
Commercial real estate owner occupied
Pass $
75,302
$
95,573
$
151,548
$
220,420
$
48,868
$
347,176
$
10,003
$
-
$
948,890
Watch
848
1,943
40,641
8,979
4,477
86,911
3
-
143,802
Special Mention
-
924
19,723
20,479
897
21,180
1,324
-
64,527
Substandard
161
1,177
20,834
4,844
142,327
77,726
12,730
-
259,799
Doubtful
-
-
-
-
-
94
-
-
94
Total commercial
real estate owner
occupied $
76,311
$
99,617
$
232,746
$
254,722
$
196,569
$
533,087
$
24,060
$
-
$
1,417,112
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
2,785
$
-
$
-
$
2,785

Commercial and industrial
Pass $
477,695
$
940,843
$
626,694
$
324,125
$
230,338
$
359,336
$
1,169,333
$
-
$
4,128,364
Watch
18,325
55,880
48,329
158,512
3,602
75,664
221,013
-
581,325
Special Mention
4,889
13,700
5,188
3,697
2,779
41,292
36,044
-
107,589
Substandard
3,610
995
34,030
6,261
15,544
24,855
100,141
-
185,436
Doubtful
-
-
-
-
52
18
-
-
70
Total commercial
and industrial $
504,519
$
1,011,418
$
714,241
$
492,595
$
252,315
$
501,165
$
1,526,531
$
-
$
5,002,784
Year-to-Date gross
write-offs $
345
$
158
$
305
$
122
$
24
$
10,495
$
3,292
$
-
$
14,741
Construction
Pass $
25,686
$
40,086
$
25,319
$
20,051
$
10,634
$
1,011
$
34,577
$
-
$
157,364
Watch
-
-
13,485
5,752
-
-
$
124
-
19,361
Special Mention
-
-
-
7,214
-
-
-
-
7,214
Total construction $
25,686
$
40,086
$
38,804
$
33,017
$
10,634
$
1,011
$
34,701
$
-
$
183,939
Mortgage
Pass $
413,438
$
743,023
$
425,050
$
420,488
$
246,273
$
4,265,755
$
-
$
-
$
6,514,027
Substandard
-
1,309
629
254
349
73,952
-
-
76,493
Total mortgage $
413,438
$
744,332
$
425,679
$
420,742
$
246,622
$
4,339,707
$
-
$
-
$
6,590,520
Year-to-Date gross
write-offs $
-

$
-

$
-

$
-

$
-

$
791
$
-
$
-
$
791

June 30, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior

Years Total
BPPR
Leasing
Pass $
400,436
$
538,440
$
425,174
$
263,168
$
132,626
$
61,146
$
-
$
-
$
1,820,990
Substandard
-
1,349
2,301
1,630
680
1,062
-
-
7,022
Loss
-
36
-
-
-
-
-
-
36
Total leasing $
400,436
$
539,825
$
427,475
$
264,798
$
133,306
$
62,208
$
-
$
-
$
1,828,048
Year-to-Date gross
write-offs $
178
$
2,200
$
3,012
$
2,340
$
306
$
655
$
-
$
-
$
8,691
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,138,608
$
-
$
1,138,608
Substandard
-
-
-
-
-
-
23,891
-
23,891
Loss
-
-
-
-
-
-
40
-
40
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,162,539
$
-
$
1,162,539
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
32,815
$
-
$
32,815
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
2,216
$
-
$
2,216
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
-
$
2,216
$
-
$
2,216
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
291
$
-
$
291
Personal
Pass $
380,718
$
666,660
$
359,821
$
137,380
$
40,992
$
117,620
$
-
$
21,471
$
1,724,662
Substandard
138
4,026
3,828
1,311
421
9,115
-
1,108
19,947
Loss
-
102
106
43
10
3
-
-
264
Total Personal $
380,856
$
670,788
$
363,755
$
138,734
$
41,423
$
126,738
$
-
$
22,579
$
1,744,873
Year-to-Date gross
write-offs $
18
$
15,510
$
21,112
$
6,114
$
1,782
$
2,304
$
-
$
802
$
47,642
Auto
Pass $
690,115
$
1,078,214
$
783,574
$
602,107
$
329,200
$
243,514
$
-
$
-
$
3,726,724
Substandard
901
11,772
11,837
8,971
6,415
6,553
-
-
46,449
Loss
-
25
60
23
7
4
-
-
119
Total Auto $
691,016
$
1,090,011
$
795,471
$
611,101
$
335,622
$
250,071
$
-
$
-
$
3,773,292
Year-to-Date gross
write-offs $
791
$
17,837
$
9,631
$
5,185
$
2,480
$
852
$
-
$
-
$
36,776
Other consumer
Pass $
16,622
$
31,077
$
21,348
$
12,152
$
5,106
$
4,482
$
61,517
$
-
$
152,304
Substandard
-
238
23
550
34
62
322
-
1,229
Total Other
consumer $
16,622
$
31,315
$
21,371
$
12,702
$
5,140
$
4,544
$
61,839
$
-
$
153,533
Year-to-Date gross
write-offs $
7
$
119
$
79
$
48
$
109
$
982
$
-
$
-
$
1,344
Total BPPR $
2,590,015
$
4,619,842
$
4,016,370
$
2,834,614
$
1,618,180
$
6,618,323
$
2,823,471
$
22,579
$
25,143,394

June 30, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior
Years Total
Popular U.S.
Commercial:
Commercial multi-family
Pass $
32,785
$
154,256
$
468,630
$
347,730
$
191,155
$
629,870
$
5,427
$
-
$
1,829,853
Watch
-
-
67,643
10,238
37,761
110,305
-
-
225,947
Special Mention
-
-
-
-
-
2,172
-
-
2,172
Substandard
-
-
-
-
-
21,597
-
-
21,597
Total commercial
multi-family $
32,785
$
154,256
$
536,273
$
357,968
$
228,916
$
763,944
$
5,427
$
-
$
2,079,569
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
441
$
-
$
-
$
441
Commercial real estate non-owner occupied
Pass $
24,268
$
395,880
$
493,349
$
150,889
$
223,208
$
477,685
$
11,171
$
-
$
1,776,450
Watch
-
-
14,673
31,660
18,644
73,443
-
-
138,420
Special Mention
-
-
-
2,390
-
63,324
-
-
65,714
Substandard
-
-
2,693
2,783
7,937
30,848
-
-
44,261
Total commercial
real estate non-
owner occupied $
24,268
$
395,880
$
510,715
$
187,722
$
249,789
$
645,300
$
11,171
$
-
$
2,024,845
Commercial real estate owner occupied
Pass $
97,509
$
289,013
$
204,162
$
217,184
$
57,293
$
262,894
$
5,390
$
-
$
1,133,445
Watch
-
13,859
34,236
37,529
50,930
96,991
1,905
-
235,450
Special Mention
-
-
79,973
114,080
4,890
10,970
-
-
209,913
Substandard
-
-
31,245
2,396
-
114,256
-
-
147,897
Total commercial
real estate owner
occupied $
97,509
$
302,872
$
349,616
$
371,189
$
113,113
$
485,111
$
7,295
$
-
$
1,726,705

Commercial and industrial
Pass $
62,829
$
253,424
$
314,793
$
336,229
$
261,171
$
508,963
$
202,861
$
-
$
1,940,270
Watch
24
172
38,455
35,454
33,688
91,116
21,509
-
220,418
Special Mention
75
857
5,844
827
13
317
12,501
-
20,434
Substandard
1,891
760
284
112
2,644
2,082
3,678
-
11,451
Total commercial
and industrial $
64,819
$
255,213
$
359,376
$
372,622
$
297,516
$
602,478
$
240,549
$
-
$
2,192,573
Year-to-Date gross
write-offs $
1,103
$
80
$
190
$
272
$
5
$
44
$
65
$
-
$
1,759
Construction
Pass $
90,270
$
401,442
$
223,884
$
53,149
$
-
$
25,027
$
4,791
$
-
$
798,563
Watch
-
-
41,923
14,210
-
7,286
-
-
63,419
Special Mention
-
2,567
6,076
-
-
-
-
-
8,643
Substandard
-
-
7,713
9,133
-
34,349
-
-
51,195
Total construction $
90,270
$
404,009
$
279,596
$
76,492
$
-
$
66,662
$
4,791
$
-
$
921,820
Mortgage
Pass $
42,953
$
93,273
$
219,949
$
279,757
$
223,253
$
422,468
$
-
$
-
$
1,281,653
Substandard
-
-
-
352
642
10,559
-
-
11,553
Total mortgage $
42,953
$
93,273
$
219,949
$
280,109
$
223,895
$
433,027
$
-
$
-
$
1,293,206
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
18
$
-
$
-
$
18

June 30, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior
Years Total
Popular U.S.
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
18
$
-
$
18
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
18
$
-
$
18
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
6,437
$
43,896
$
12,663
$
62,996
Substandard
-
-
-
-
-
1,885
17
855
2,757
Loss
-
-
-
-
-
99
-
924
1,023
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
8,421
$
43,913
$
14,442
$
66,776
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
21
$
-
$
-
$
21
Personal
Pass $
17,596
$
31,715
$
64,685
$
14,788
$
1,596
$
2,514
$
-
$
-
$
132,894
Substandard
-
460
869
167
17
326
-
-
1,839
Loss
-
9
-
-
4
-
-
-
13
Total Personal $
17,596
$
32,184
$
65,554
$
14,955
$
1,617
$
2,840
$
-
$
-
$
134,746
Year-to-Date gross
write-offs $
50
$
1,779
$
6,523
$
1,578
$
139
$
239
$
-
$
-
$
10,308
Other consumer
Pass $
17
$
-
$
-
$
-
$
-
$
-
$
7,951
$
-
$
7,968
Total Other
consumer $
17
$
-
$
-
$
-
$
-
$
-
$
7,951
$
-
$
7,968
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
49
$
-
$
49
Total Popular U.S. $
370,217
$
1,637,687
$
2,321,079
$
1,661,057
$
1,114,846
$
3,007,783
$
321,115
$
14,442
$
10,448,226

June 30, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior
Years Total
Popular, Inc.
Commercial:
Commercial multi-family
Pass $
77,173
$
191,862
$
606,040
$
368,882
$
211,468
$
657,720
$
5,427
$
-
$
2,118,572
Watch
-
-
67,643
10,238
37,761
116,197
-
-
231,839
Special Mention
-
-
550
-
-
6,876
-
-
7,426
Substandard
-
-
-
-
-
26,643
-
-
26,643
Total commercial
multi-family $
77,173
$
191,862
$
674,233
$
379,120
$
249,229
$
807,436
$
5,427
$
-
$
2,384,480
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
441
$
-
$
-
$
441
Commercial real estate non-owner occupied
Pass $
61,011
$
705,861
$
1,343,213
$
706,259
$
567,225
$
1,048,934
$
17,941
$
-
$
4,450,444
Watch
-
2,013
15,375
36,638
48,769
117,646
-
-
220,441
Special Mention
-
41,841
7,046
26,917
-
134,212
-
-
210,016
Substandard
-
1,009
3,949
2,959
10,031
100,808
4,815
-
123,571
Total commercial
real estate non-
owner occupied $
61,011
$
750,724
$
1,369,583
$
772,773
$
626,025
$
1,401,600
$
22,756
$
-
$
5,004,472
Commercial real estate owner occupied
Pass $
172,811
$
384,586
$
355,710
$
437,604
$
106,161
$
610,070
$
15,393
$
-
$
2,082,335
Watch
848
15,802
74,877
46,508
55,407
183,902
1,908
-
379,252
Special Mention
-
924
99,696
134,559
5,787
32,150
1,324
-
274,440
Substandard
161
1,177
52,079
7,240
142,327
191,982
12,730
-
407,696
Doubtful
-
-
-
-
-
94
-
-
94
Total commercial
real estate owner
occupied $
173,820
$
402,489
$
582,362
$
625,911
$
309,682
$
1,018,198
$
31,355
$
-
$
3,143,817
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
2,785
$
-
$
-
$
2,785
Commercial and industrial
Pass $
540,524
$
1,194,267
$
941,487
$
660,354
$
491,509
$
868,299
$
1,372,194
$
-
$
6,068,634
Watch
18,349
56,052
86,784
$
193,966
$
37,290
$
166,780
$
242,522
$
-
$
801,743
Special Mention
4,964
14,557
11,032
4,524
2,792
41,609
48,545
-
128,023
Substandard
5,501
1,755
34,314
6,373
18,188
26,937
103,819
-
196,887
Doubtful
-
-
-
-
52
18
-
-
70
Total commercial
and industrial $
569,338
$
1,266,631
$
1,073,617
$
865,217
$
549,831
$
1,103,643
$
1,767,080
$
-
$
7,195,357
Year-to-Date gross
write-offs $
1,448
$
238
$
495
$
394
$
29
$
10,539
$
3,357
$
-
$
16,500

June 30, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior
Years Total
Popular, Inc.
Construction
Pass $
115,956
$
441,528
$
249,203
$
73,200
$
10,634
$
26,038
$
39,368
$
-
$
955,927
Watch
-
-
55,408
19,962
-
7,286
124
-
82,780
Special Mention
-
2,567
6,076
7,214
-
-
-
-
15,857
Substandard
-
-
7,713
9,133
-
34,349
-
-
51,195
Total construction $
115,956
$
444,095
$
318,400
$
109,509
$
10,634
$
67,673
$
39,492
$
-
$
1,105,759
Mortgage
Pass $
456,391
$
836,296
$
644,999
$
700,245
$
469,526
$
4,688,223
$
-
$
-
$
7,795,680
Substandard
-
1,309
629
606
991
84,511
-
-
88,046
Total mortgage $
456,391
$
837,605
$
645,628
$
700,851
$
470,517
$
4,772,734
$
-
$
-
$
7,883,726
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
809
$
-
$
-
$
809
Leasing
Pass $
400,436
$
538,440
$
425,174
$
263,168
$
132,626
$
61,146
$
-
$
-
$
1,820,990
Substandard
-
1,349
2,301
1,630
680
1,062
-
-
7,022
Loss
-
36
-
-
-
-
-
-
36
Total leasing $
400,436
$
539,825
$
427,475
$
264,798
$
133,306
$
62,208
$
-
$
-
$
1,828,048
Year-to-Date gross
write-offs $
178
$
2,200
$
3,012
$
2,340
$
306
$
655
$
-
$
-
$
8,691

June 30, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior
Years Total
Popular, Inc.
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,138,626
$
-
$
1,138,626
Substandard
-
-
-
-
-
-
23,891
-
23,891
Loss
-
-
-
-
-
-
40
-
40
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,162,557
$
-
$
1,162,557
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
32,815
$
-
$
32,815
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
6,437
$
46,112
$
12,663
$
65,212
Substandard
-
-
-
-
-
1,885
17
855
2,757
Loss
-
-
-
-
-
99
-
924
1,023
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
8,421
$
46,129
$
14,442
$
68,992
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
21
$
291
$
-
$
312
Personal
Pass $
398,314
$
698,375
$
424,506
$
152,168
$
42,588
$
120,134
$
-
$
21,471
$
1,857,556
Substandard
138
4,486
4,697
1,478
438
9,441
-
1,108
21,786
Loss
-
111
106
43
14
3
-
-
277
Total Personal $
398,452
$
702,972
$
429,309
$
153,689
$
43,040
$
129,578
$
-
$
22,579
$
1,879,619
Year-to-Date gross
write-offs $
68
$
17,289
$
27,635
$
7,692
$
1,921
$
2,543
$
-
$
802
$
57,950
Auto
Pass $
690,115
$
1,078,214
$
783,574
$
602,107
$
329,200
$
243,514
$
-
$
-
$
3,726,724
Substandard
901
11,772
11,837
8,971
6,415
6,553
-
-
46,449
Loss
-
25
60
23
7
4
-
-
119
Total Auto $
691,016
$
1,090,011
$
795,471
$
611,101
$
335,622
$
250,071
$
-
$
-
$
3,773,292
Year-to-Date gross
write-offs $
791
$
17,837
$
9,631
$
5,185
$
2,480
$
852
$
-
$
-
$
36,776
Other consumer
Pass $
16,639
$
31,077
$
21,348
$
12,152
$
5,106
$
4,482
$
69,468
$
-
$
160,272
Substandard
-
238
23
550
34
62
322
-
1,229
Total Other
consumer $
16,639
$
31,315
$
21,371
$
12,702
$
5,140
$
4,544
$
69,790
$
-
$
161,501
Year-to-Date gross
write-offs $
7
$
119
$
79
$
48
$
109
$
982
$
49
$
-
$
1,393
Total Popular Inc. $
2,960,232
$
6,257,529
$
6,337,449
$
4,495,671
$
2,733,026
$
9,626,106
$
3,144,586
$
37,021
$
35,591,620

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
96
161
162
345
2,606
71,893
-
-
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
(In thousands) 2024 2023 2024 2023
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees $
7,602
$
8,369
$
15,353
$
17,058
Mortgage servicing rights fair value adjustments
(1,945)
(6,216)
(5,384)
(7,592)
Total mortgage

servicing fees, net of fair value adjustments
5,657
2,153
9,969
9,466
Net gain (loss) on sale of loans, including valuation on loans held-for-sale
2
(61)
76
202
Trading account profit:
Unrealized gains on outstanding derivative positions
56
246
157
115
Realized gains on closed derivative positions
9
111
12
167
Total trading account

profit
65
357
169
282
Losses on repurchased loans, including interest advances
(1)
(133)
(131)
(234)
Total mortgage

banking activities
$
5,723
$
2,316
$
10,083
$
9,716
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

No

liabilities were

incurred as

a result

of these

securitizations during the

quarters and

six months

ended June 30,

2024 and

2023
because

they

did

not

contain

any

credit

recourse

arrangements.

The

securitizations

completed

by

the

Corporation

during

the
quarters and six months ended June 30, 2024 and

2023 were completed without credit recourse.
The

following tables

present the

initial fair

value of

the

assets obtained

as

proceeds from

residential mortgage

loans securitized
during the quarters and six months ended June 30,

2024 and 2023:

Proceeds Obtained During the Quarter Ended June 30, 2024
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - FNMA $
-
$
2,601
$
-
$
2,601
Total trading account

debt securities
$
-
$
2,601
$
-
$
2,601
Mortgage servicing rights $
-
$
-
$
72
$
72
Total

$
-
$
2,601
$
72
$
2,673

Proceeds Obtained During the Six months Ended June

30, 2024
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
1,100
$
-
$
1,100
Mortgage-backed securities - FNMA
-
3,706
-
3,706
Total trading account

debt securities
$
-
$
4,806
$
-
$
4,806
Mortgage servicing rights $
-
$
-
$
117
$
117
Total

$
-
$
4,806
$
117
$
4,923

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
13,759

Proceeds Obtained During the Six months Ended June

30, 2023
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
1,067
$
-
$
1,067
Mortgage-backed securities - FNMA
-
23,292
-
23,292
Total trading account

debt securities
$
-
$
24,359
$
-
$
24,359
Mortgage servicing rights $
-
$
-
$
644
$
644
Total

$
-
$
24,359
$
644
$
25,003
During the six

months ended June

30, 2024, the

Corporation retained servicing

rights on whole

loan sales involving

approximately
$
23

million in principal balance outstanding (June 30, 2023 - $
27

million), with net realized gains of approximately $
0.5

million (June
30, 2023 - gains of

$
0.5

million). All loan sales performed during the six

months ended June 30, 2024 and 2023

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

The following table

presents the changes

in MSRs measured

using the fair

value method for

the six months

ended June 30,

2024
and 2023.

Residential MSRs
(In thousands) June 30, 2024 June 30, 2023
Fair value at beginning of period $
118,109
$
128,350
Additions
661
1,240
Changes due to payments on loans

[1]
(4,435)
(5,288)
Reduction due to loan repurchases
(247)
(338)
Changes in fair value due to changes in valuation model inputs or assumptions
(702)
(1,446)
Other
-
(1,269)
Fair value at end of period

[2]
$
113,386
$
121,249
[1] Represents changes due to collection / realization

of expected cash flows over time.
[2] At June 30, 2024, PB had MSRs amounting to $
1.9

million (June 30, 2023 - $
1.9

million).
During the quarter

ended June 30,

2023, the Corporation terminated

a servicing agreement,

in which it

acted as sub-servicer

for a
third

party,

for

a

portfolio

with

an

unpaid

principal

balance

of

approximately

$
260

million

and

a

related

MSR

fair

value

of
approximately $
2

million.

Residential mortgage loans serviced for others were $
9.4

billion at June 30, 2024 (December 31, 2023

-$
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

2024, those weighted average

mortgage servicing fees were
0.32
% (June
30, 2023 -
0.31
%). Under these servicing agreements, the banking

subsidiaries do not generally earn significant prepayment

penalty
fees on the underlying loans serviced.
The section

below includes

information on

assumptions used

in the

valuation model

of the

MSRs, originated

and purchased.

Key
economic assumptions used

in measuring the

servicing rights derived

from loans securitized

or sold by

the Corporation during

the
quarters and six months ended June 30, 2024 and

2023 were as follows:

Quarters ended Six months ended

June 30, 2024 June 30, 2023 June 30, 2024 June 30, 2023
BPPR PB BPPR PB BPPR PB BPPR PB
Prepayment speed
6.9
%
6.3
%
7.4
%
7.1
%
6.4
%
6.2
%
7.0
%
7.2
%
Weighted average life (in years)
9.2
8.6
9.7
8.1
9.4
8.7
9.1
8.0
Discount rate (annual rate)
9.8
%
12.9
%
9.5
%
10.5
%
9.6
%
12.7
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
37,997
$
39,757
$
75,389
$
78,352
Weighted average life (in years)
6.4
6.6
6.6
6.8
Weighted average prepayment speed (annual

rate)
5.8
%
5.9
%
6.9
%
7.0
%
Impact on fair value of 10% adverse change $
(725)
$
(696)
$
(1,425)
$
(1,440)
Impact on fair value of 20% adverse change $
(1,422)
$
(1,365)
$
(2,794)
$
(2,827)
Weighted average discount rate (annual rate)
11.3
%
11.3
%
10.9
%
10.9
%
Impact on fair value of 10% adverse change $
(1,408)
$
(1,387)
$
(2,735)
$
(2,871)
Impact on fair value of 20% adverse change $
(2,725)
$
(2,686)
$
(5,300)
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

2024,

the

Corporation

serviced

$
527

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
the

loans

that

continue

to

be

collateral

in

a

GNMA

guaranteed

mortgage-backed

security,

the

MSR

is

recognized

by

the
Corporation.

During the six months ended June 30, 2024, the Corporation repurchased approximately $
18

million (June 30, 2023 - $
24

million) of
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
30, 2024 and 2023.

For the quarter ended June 30, 2024
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
15,962
$
64,580
$
80,542
Write-downs in value
(1,039)
(427)
(1,466)
Additions
516
12,146
12,662
Sales
(6,011)
(15,502)
(21,513)
Ending balance $
9,428
$
60,797
$
70,225

For the quarter ended June 30, 2023
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
12,388
$
79,333
$
91,721
Write-downs in value
(45)
(269)
(314)
Additions
244
21,155
21,399
Sales
(785)
(25,822)
(26,607)
Other adjustments
17
-
17
Ending balance $
11,819
$
74,397
$
86,216

For the six months ended June 30, 2024
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
11,189
$
69,227
$
80,416
Write-downs in value
(1,064)
(711)
(1,775)
Additions
5,860
24,782
30,642
Sales
(6,557)
(32,436)
(38,993)
Other adjustments
-
(65)
(65)
Ending balance $
9,428
$
60,797
$
70,225

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

(In thousands) June 30, 2024 December 31, 2023
Net deferred tax assets (net of valuation allowance) $
979,304
$
1,009,068
Investments under the equity method
234,512
236,485
Prepaid taxes
61,760
39,052
Other prepaid expenses
32,486
29,338
Capitalized software costs
107,671
93,404
Derivative assets
25,195
24,419
Trades receivable from brokers and counterparties
47,171
23,102
Receivables from investments maturities
300,000
176,000
Principal, interest and escrow servicing advances
43,058
48,557
Guaranteed mortgage loan claims receivable
20,698
29,648
Operating ROU assets (Note 27)
104,797
116,106
Finance ROU assets (Note 27)
19,596
21,093
Assets for pension benefit
25,407
23,404
Others
170,900
144,888
Total other assets $
2,172,555
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

Gross Carrying Accumulated
Net
Carrying
(In thousands) Amount Amortization Value
June 30, 2024
Software development costs $
80,578
$
26,782
$
53,796
Software license costs
46,146
24,669
21,477
Cloud computing arrangements
39,142
6,744
32,398
Total Capitalized

software costs [1] [2]
$
165,866
$
58,195
$
107,671
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

Quarters ended June 30,
Six

months ended June 30,
(In thousands) 2024 2023 2024 2023
Software development and license costs $
18,612
$
16,151
$
36,313
$
31,142
Cloud computing arrangements
666
778
1,538
1,762
Total amortization

expense
$
19,278
$
16,929
$
37,851
$
32,904

Note 13 – Goodwill and other intangible assets

Goodwill
There were
no

changes in the carrying amount of goodwill for

the quarters and six months ended June 30, 2024 and

2023.
The following tables present the gross amount of

goodwill and accumulated impairment losses by

reportable segments:

June 30, 2024
Balance at Balance at
June 30, Accumulated June 30,
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

Gross Carrying Accumulated
Net
Carrying
(In thousands) Amount Amortization Value
June 30, 2024
Core deposits $
12,810
$
11,956
$
854
Other customer relationships
14,286
7,665
6,621
Total other intangible

assets
$
27,096
$
19,621
$
7,475
December 31, 2023
Core deposits $
12,810
$
11,315
$
1,495
Other customer relationships
14,286
6,777
7,509
Total other intangible

assets
$
27,096
$
18,092
$
9,004
During the quarter ended June 30, 2024, the Corporation recognized

$
0.7

million in amortization expense related to other intangible
assets

with

definite

useful

lives

(June

30,

2023

-

$
0.8

million).

During

the

six

months

ended

June

30,

2024,

the

Corporation
recognized $
1.5

million in amortization related to other intangible

assets with definite useful lives (June

30, 2023 - $
1.6

million).

The following

table presents

the estimated

amortization of

the intangible

assets with

definite useful

lives for

each of

the following
periods:

(In thousands)
Remaining 2024 $
1,409
Year 2025
1,750
Year 2026
1,440
Year 2027
959
Year 2028
959
Later years
958

Note 14 – Deposits
Total deposits as of the end of the periods presented consisted of:

(In thousands) June 30, 2024 December 31, 2023
Savings accounts $
14,518,299
$
14,602,411
NOW, money market and other interest

bearing demand deposits
26,344,824
25,094,316
Total savings, NOW,

money market and other interest bearing demand

deposits
40,863,123
39,696,727
Certificates of deposit:
Under $250,000
5,521,194
5,443,062
$250,000 and over
3,676,463
3,058,830

Total certificates

of deposit
9,197,657
8,501,892
Total interest bearing

deposits
$
50,060,780
$
48,198,619
Non- interest bearing deposits $
15,470,082
$
15,419,624
Total deposits $
65,530,862
$
63,618,243
A summary of certificates of deposits by maturity at

June 30, 2024 follows:

(In thousands)
2024 $
4,240,872
2025
2,494,654
2026
866,715
2027
604,989
2028
609,143
2029 and thereafter
381,284
Total certificates of

deposit
$
9,197,657
At June 30, 2024, the Corporation had brokered

deposits amounting to $
1.7

billion (December 31, 2023 - $
1.7

billion).
The aggregate amount of overdrafts in

demand deposit accounts that were reclassified to

loans was $
11.7

million at June 30, 2024
(December 31, 2023 - $
9.1

million).
At

June

30,

2024,

Puerto

Rico

public sector

deposits

amounted to

$
19.7

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
Assets sold under agreements to repurchase amounted

to $
106

million at June 30, 2024 and $
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

June 30, 2024 December 31, 2023
Repurchase Repurchase
(In thousands)

liability

liability
U.S. Treasury securities
Within 30 days
$
49,922
$
16,931
After 30 to 90 days
4,251
18,369
After 90 days
8,523
8,292
Total U.S. Treasury

securities
62,696
43,592
Mortgage-backed securities

Within 30 days
38,171
27,171

After 30 to 90 days
4,817
20,394
Total mortgage-backed

securities
42,988
47,565
Collateralized mortgage obligations

Within 30 days
-
227
Total collateralized

mortgage obligations
-
227
Total
$
105,684
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

2024 and December 31, 2023.

Notes Payable
The following table presents the composition of notes

payable at June 30, 2024 and December

31, 2023.

(In thousands) June 30, 2024 December 31, 2023
Advances with the FHLB with maturities ranging from
2024

through
2029

paying interest at
monthly
fixed rates ranging from
0.44
% to
5.26
%
$
348,665
$
394,665
Unsecured senior debt securities maturing on
2028

paying interest
semiannually

at a fixed rate of
7.25
%, net of debt issuance costs of $
5,444
[1]
394,556
393,937
Junior subordinated deferrable interest debentures (related to trust preferred securities) maturing on
2034

with fixed interest rates ranging from
6.125
% to
6.564
%, net of debt issuance costs of $
275
198,359
198,346
Total notes payable $
941,580
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
A breakdown of borrowings by contractual maturities

at June 30, 2024 is included in the

table below.

Assets sold under

(In thousands)
agreements to
repurchase
Notes payable Total
2024 $
105,684
$
45,943
$
151,627
2025
-
144,214
144,214
2026
-
74,500
74,500
2028
-
438,906
438,906
Later years
-
238,017
238,017
Total borrowings $
105,684
$
941,580
$
1,047,264
At June 30, 2024 and December 31,

2023, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up
to $
4.5

billion and $
4.2

billion, respectively,

of which $
0.3

and $
0.4

billion, respectively,

were used. In addition,

at each of June

30,
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
4.7

billion (December

31, 2023

- $
4.4

billion), which

remained unused

at June

30, 2024

and December

31, 2023.

The facilities are a collateralized source of credit

that is highly reliable even under difficult market

conditions.

Note 16 − Other liabilities
The caption of other liabilities in the consolidated

statements of financial condition consists of the following

major categories:

(In thousands) June 30, 2024 December 31, 2023
Accrued expenses $
288,806
$
337,695
Accrued interest payable
62,247
59,102
Accounts payable
97,479
89,339
Dividends payable
44,991
44,741
Trades payable
24,603
31
Liability for GNMA loans sold with an option to repurchase
9,848
10,960
Reserves for loan indemnifications
4,239
4,408
Reserve for operational losses
29,171
27,994
Operating lease liabilities (Note 27)
115,184
126,946
Finance lease liabilities (Note 27)
24,004
25,778
Pension benefit obligation
6,619
6,772
Postretirement benefit obligation
115,698
117,045
Others
71,379
63,816
Total other liabilities $
894,268
$
914,627

Note 17 – Stockholders’ equity

As of June 30, 2024, stockholders’ equity totaled $
5.4

billion. During the six months ended June 30, 2024, the Corporation declared cash dividends of $
1.24

(2023 - $
1.10
) per common share amounting to

$
89.7

million (2023 - $
79.2

million). The quarterly dividend
declared to stockholders of record as of the close

of business on
May 30, 2024

was paid on
July 1, 2024
.
On July 24, 2024, the Corporation announced the following actions as part of its capital plan: (i) up to $
500

million in common stock
repurchases, and (ii)

an increase in its

quarterly common stock dividend

from $
0.62

per share to

$
0.70

per share, beginning in

the
first quarter of 2025, subject to approval by

its Board of Directors.

Note 18 – Other comprehensive income (loss)

The following table presents changes in accumulated other

comprehensive income (loss) by component for the quarters

ended June
30, 2024 and, 2023.

Changes in Accumulated Other Comprehensive Loss

by Component [1]
Quarters ended
Six

months ended
June 30, June 30,
(In thousands) 2024 2023 2024 2023
Foreign currency translation Beginning Balance $
(68,548)
$
(61,980)
$
(64,528)
$
(56,735)
Other comprehensive income (loss)
165
6,001
(3,855)
756
Net change
165
6,001
(3,855)
756
Ending balance $
(68,383)
$
(55,979)
$
(68,383)
$
(55,979)
Adjustment of pension and
postretirement benefit plans Beginning Balance $
(115,632)
$
(141,327)
$
(117,894)
$
(144,335)
Amounts reclassified from accumulated other
comprehensive loss for amortization of net losses
2,261
3,008
4,522
6,016
Net change
2,261
3,008
4,522
6,016
Ending balance $ (113,371) $
(138,319)
$ (113,372) $
(138,319)
Unrealized net holding losses
on debt securities Beginning Balance $
(1,749,006)
$
(2,098,518)
$
(1,713,109)
$
(2,323,903)
Other comprehensive income (loss)
16,941
(69,941)
(54,163)
121,811
Amounts reclassified from accumulated other
comprehensive loss for amortization of net unrealized
losses of debt securities transferred from available-for-
sale to held-to-maturity
35,537
34,322
70,745
67,955
Net change
52,478
(35,619)
16,582
189,766
Ending balance $ (1,696,528) $
(2,134,137)
$ (1,696,527) $
(2,134,137)
Unrealized net (losses) gains
on cash flow hedges Beginning Balance $
-
$
-
$
-
$
45
Other comprehensive (loss) income before
reclassifications
-
-
-
(19)
Amounts reclassified from accumulated other
comprehensive income (loss)
-
-
-
(26)
Net change
-
-
-
(45)
Total

$
(1,878,282)
$
(2,328,435)
$
(1,878,282)
$
(2,328,435)
[1]

All amounts presented are net of tax.

The following table

presents the amounts

reclassified out of

each component of

accumulated other comprehensive loss

during the
quarters and six months ended June 30, 2024 and

2023.

Reclassifications Out of Accumulated Other Comprehensive

Loss
Quarters ended

Six

months ended
Affected Line Item in the

June 30, June 30,
(In thousands) Consolidated Statements of Operations 2024 2023 2024 2023
Adjustment of pension and postretirement benefit plans
Amortization of net losses Other operating expenses $
(3,618)
$
(4,813)
$
(7,236)
$
(9,626)
Total before tax
(3,618)
(4,813)
(7,236)
(9,626)
Income tax benefit
1,357
1,805
2,714
3,610
Total net of tax $
(2,261)
$
(3,008)
$
(4,522)
$
(6,016)
Unrealized net holding losses on debt securities
Amortization of unrealized net losses of debt
securities transferred to held-to-maturity Interest income from investment securities $
(44,421)
$
(42,903)
$
(88,430)
$
(84,943)
Total before tax
(44,421)
(42,903)
(88,430)
(84,943)
Income tax expense
8,884
8,581
17,685
16,988
Total net of tax $
(35,537)
$
(34,322)
$
(70,745)
$
(67,955)
Unrealized net (losses) gains on cash flow hedges
Forward contracts Mortgage banking activities $
-
$
-
$
-
$
41
Total before tax
-
-
-
41
Income tax benefit
-
-
-
(15)
Total net of tax $
-
$
-
$
-
$
26
Total reclassification

adjustments, net of tax
$
(37,798)
$
(37,330)
$
(75,267)
$
(73,945)

Note 19 – Guarantees
At

June

30,

2024,

the

Corporation

recorded

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

2024, the

Corporation serviced

$
527

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

2024,

the
Corporation repurchased

approximately $
0.5

million and

$
1.1

million, respectively,

of unpaid

principal balance

in mortgage

loans
subject

to

the

credit

recourse

provisions

(June

30,

2023
- $
0.6

million

and

$
1.4

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

30, 2024,

the Corporation’s

liability established

to cover

the estimated

credit
loss exposure related to loans sold or serviced

with credit recourse amounted to $
4

million (December 31, 2023 - $
4

million).
The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and six months ended

June 30, 2024 and 2023.

Quarters ended June 30, Six months ended June 30,
(In thousands) 2024 2023 2024 2023
Balance as of beginning of period $
4,353
$
5,864
$
4,211
$
6,897
Provision (benefit) for recourse liability
(204)
478
40
(176)
Net charge-offs
(91)
(119)
(193)
(498)
Balance as of end of period $
4,058
$
6,223
$
4,058
$
6,223
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
of

principal, interest,

taxes

and

insurance, if

such

payments have

not

been

received from

the

borrowers. At

June

30,

2024, the
Corporation serviced $
9.4

billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31,
2023 - $
9.9

billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner,
from liquidation proceeds when the mortgage

loan is foreclosed or,

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
43

million

(December

31,

2023

-

$
49

million).

To

the

extent

the

mortgage

loans

underlying

the

Corporation’s
servicing portfolio experience

increased delinquencies, the Corporation

would be required

to dedicate additional

cash resources to
comply with its obligation to advance funds as well

as incur additional administrative costs related

to increases in collection efforts.
Popular,

Inc. Holding

Company (“PIHC”) fully

and unconditionally guarantees

certain borrowing

obligations issued by

certain of

its
100
% owned consolidated subsidiaries amounting to $
94

million at June 30, 2024 and December 31, 2023, respectively. In addition, at both June

30, 2024 and December

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
Financial instruments with

off-balance sheet credit

risk, whose contract

amounts represent potential credit

risk as of

the end of

the
periods presented were as follows:

(In thousands) June 30, 2024 December 31, 2023
Commitments to extend credit:
Credit card lines $
5,520,771
$
6,108,939
Commercial lines of credit
3,894,891
3,626,269
Construction lines of credit
1,285,440
1,287,679
Other consumer unused credit commitments

259,296
256,610
Commercial letters of credit
1,564
1,404
Standby letters of credit
109,613
80,889
Commitments to originate or fund mortgage loans
22,352
32,968
At June

30, 2024

and December

31, 2023,

the Corporation

maintained a

reserve of

approximately $
18.9

million and

$
17

million,
respectively, for potential losses associated with unfunded loan commitments related to commercial and construction lines

of credit.
Other commitments
At June

30, 2024

and December 31,

2023, the

Corporation also

maintained other

non-credit commitments for

approximately $
3.2
million and $
3.3

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
376

million, of which

$
376

million were outstanding

($
362

million and $
333

million at December

31, 2023). Of

the amount
outstanding,

$
360

million

consists

of

loans

and

$
16

million

are

securities

($
314

million

and

$
19

million

at

December 31,

2023).
Substantially all

of the

amount outstanding

at June

30, 2024

and December

31, 2023

were obligations

from various

Puerto Rico
municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its
good

faith,

credit

and

unlimited taxing

power,

or

“special

obligations”

of

a

municipality,

to

which

the

applicable

municipality

has
pledged other revenues. At June 30, 2024,
79
% of the Corporation’s exposure to municipal loans and

securities was concentrated in

the

municipalities

of

San

Juan,

Guaynabo,

Carolina

and

Caguas.
In

July

2024,

the

Corporation

received

scheduled

principal
payments amounting to $
40

million from various obligations from Puerto

Rico municipalities.
The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government
according to their maturities as of June 30, 2024:

(In thousands)
Investment
Portfolio Loans Total Outstanding Total Exposure
Central Government
After 1 to 5 years
$
3
$
-
$
3
$
3
After 5 to 10 years
1
-
1
1
After 10 years
42
-
42
42
Total Central

Government
46
-
46
46
Municipalities
Within 1 year
3,055
13,218
16,273
16,273
After 1 to 5 years
11,620
141,519
153,139
153,139
After 5 to 10 years
845
158,988
159,833
159,833
After 10 years
-
46,823
46,823
46,823
Total Municipalities
15,520
360,548
376,068
376,068
Total Direct Government

Exposure
$
15,566
$
360,548
$
376,114
$
376,114
In addition,

at June

30, 2024,

the Corporation had

$
229

million in

loans insured

or securities issued

by Puerto

Rico governmental
entities but for

which the principal

source of

repayment is non-governmental

($
238

million at December

31, 2023). These

included
$
183

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

30, 2024,

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
2.0

billion

of

residential

mortgages

and

$
90.9

million

commercial

loans

were

insured

or

guaranteed

by

the

U.S.
Government or its agencies at June 30,

2024 (compared to $
1.9

billion and $
89.2

million, respectively, at December 31,

2023). The
Corporation also had U.S. Treasury and obligations from the U.S.

Government, its agencies or government sponsored

entities within
the

portfolio

of

available-for-sale

and

held-to-maturity

securities

as

described

in

Note

5

and

6

to

the

Consolidated

Financial
Statements.
At June 30, 2024, the Corporation had operations in the United States Virgin Islands (the “USVI”) and has approximately $
28

million
in direct

exposure to

USVI government entities

(December 31, 2023

- $
28

million). The

USVI has

been experiencing a

number of
fiscal and economic challenges

that could adversely

affect the ability

of its public

corporations and instrumentalities to

service their
outstanding debt obligations.

At June 30, 2024, the

Corporation had operations in the British

Virgin Islands (“BVI”), which islands

were negatively affected by the
COVID-19 pandemic, particularly due to a reduction in

the tourism activity which accounts for a significant

portion of their economy.
Although

the

Corporation has

no

significant

exposure to

a

single

borrower

in

the

BVI,

at

June

30,

2024,

it

had

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

assessment.
During the first quarter of 2024, the Corporation recorded an additional expense of $
14.3

million, $
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

regulatory and

governmental investigations, and

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
may be determined in

excess of amounts accrued) for

current Legal Proceedings ranged from

$
0

to approximately $
6.48

million as
of June

30, 2024.

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

On July

8, 2024, the

Court held the

Supplemental Fairness Hearing,

and, on

July 9,

2024, the

Court issued an

Amended Opinion
and Order

granting final

approval to

the settlement

agreement. On July

22, 2024,

the Court

entered final

judgment dismissing the
complaint with prejudice and retaining jurisdiction

to enforce the terms of the settlement agreement.

This matter is now closed.
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

principle on a class-wide basis.
On July 25, 2024,

the parties filed before
the Court a motion

for preliminary approval of

the settlement agreement, and, on

July 26, 2024, the

Court issued an order

granting
preliminary approval of the settlement agreement. The

Court scheduled the final approval hearing for January

27, 2025.

Note 21 – Non-consolidated variable interest

entities

The Corporation is

involved with
three

statutory trusts which

it created to

issue trust preferred

securities to the

public. These trusts
are deemed to be variable interest entities (“VIEs”) since the equity investors at risk have no substantial decision-making rights. The
Corporation does not

hold any variable

interest in the

trusts, and therefore,

cannot be the

trusts’ primary beneficiary.

Furthermore,
the

Corporation concluded

that

it did

not

hold

a

controlling financial

interest

in

these

trusts

since the

decisions

of

the

trusts

are
predetermined through

the trust

documents and the

guarantee of

the trust

preferred securities is

irrelevant since

in substance

the
sponsor is guaranteeing its own debt.
Also, the

Corporation is

involved with

various special

purpose entities

mainly in

guaranteed mortgage

securitization transactions,
including

GNMA

and

FNMA.
The

Corporation

has

also

engaged

in

securitization

transactions

with

FHLMC,

but

considers

its
exposure in the form of servicing fees and servicing advances not to be significant at June 30, 2024 . These special purpose entities are deemed

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

June 30, 2024

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

The following

table presents

the carrying

amount and

classification of

the assets

related to

the Corporation’s

variable interests

in
non-consolidated VIEs

and the

maximum exposure

to loss

as a

result of

the Corporation’s

involvement as

servicer of

GNMA and
FNMA loans at June 30, 2024 and December 31,

2023.

(In thousands) June 30, 2024 December 31, 2023
Assets
Servicing assets:
Mortgage servicing rights $
88,782
$
92,999
Total servicing

assets

$
88,782
$
92,999
Other assets:
Servicing advances $
6,900
$
6,291
Total other assets $
6,900
$
6,291
Total assets $
95,682
$
99,290
Maximum exposure to loss $
95,682
$
99,290
The size of

the non-consolidated VIEs,

in which the

Corporation has a

variable interest in

the form

of servicing fees,

measured as
the total unpaid principal balance of the loans,

amounted to $
6.9

billion at June 30, 2024 (December 31, 2023 -

$
7.2

billion).
The Corporation

determined that

the maximum

exposure to

loss includes

the fair

value of

the MSRs

and the

assumption that

the
servicing advances at June 30, 2024 and December 31, 2023, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they

are guaranteed by the related agencies.
ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is

involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed

since

their

initial

evaluation.

The

Corporation

concluded

that

it

is

still

not

the

primary

beneficiary

of

these

VIEs,

and
therefore, these VIEs are not required to be consolidated

in the Corporation’s financial statements at June 30, 2024.

Note 22 – Related party transactions

Centro Financiero BHD, S.A.
At June 30, 2024, the Corporation had

a
15.84
% equity interest in Centro Financiero BHD,

S.A. (“BHD”), one of the largest banking
and financial

services groups

in the

Dominican Republic.

During the

six months

ended June

30, 2024,

the Corporation

recorded
$
17.4

million

in

equity

pickup,

including

the

impact

of

changes

in

the

fair

value

of

available

for

sale

securities

included

as

a
component

of

Other

Comprehensive Income,

from

its

investment

in

BHD

(June

30,

2023

-

$
32.3

million),

which

had

a

carrying
amount of

$
223.9

million at

June 30,

2024 (December

31, 2023

- $
225.9

million). The

Corporation received

$
19.4

million in

cash
dividend distributions and $
2.9

in stock dividends during the six months ended June 30, 2024 (June 30, 2023 - $
14.1

million in cash
dividends and $
2.1

million in stock dividends).

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

2024,

administrative fees

charged

to

these

investment companies

amounted

to

$
1.1

million
(June 30, 2023

- $
1.1

million) and waived fees

amounted to $
0.4

million (June 30,

2023 - $
0.4

million), for a net

fee of $
0.7

million
(June 30, 2023 - $
0.7

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
Fair Value on a Recurring and Nonrecurring Basis
The following fair value hierarchy tables

present information about the Corporation’s assets

and liabilities measured at fair value

on
a recurring basis at June 30, 2024 and December

31, 2023:

At June 30, 2024
(In thousands) Level 1 Level 2 Level 3 Measured at NAV Total
RECURRING FAIR VALUE

MEASUREMENTS
Assets

Debt securities available-for-sale:
U.S. Treasury securities $
7,751,165
$
5,256,221
$
-
$
-
$
13,007,386
Collateralized mortgage obligations - federal
agencies
-
131,853
-
-
131,853
Mortgage-backed securities
-
5,400,959
581
-
5,401,540
Other
-
-
2,000
-
2,000
Total debt securities

available-for-sale
$
7,751,165
$
10,789,033
$
2,581
$
-
$
18,542,779
Trading account debt securities, excluding
derivatives:
U.S. Treasury securities $
7,064
$
-
$
-
$
-
$
7,064
Obligations of Puerto Rico, States and political
subdivisions
-
59
-
-
59
Collateralized mortgage obligations
-
87
-
-
87
Mortgage-backed securities
-
20,560
84
-
20,644
Other
-
-
158
-
158
Total trading account

debt securities, excluding
derivatives $
7,064
$
20,706
$
242
$
-
$
28,012
Equity securities $
-
$
43,081
$
-
$
388
$
43,469
Mortgage servicing rights
-
-
113,386
-
113,386
Loans held-for-sale
-
5,197
-
-
5,197
Derivatives

-
25,228
-
-
25,228
Total assets measured

at fair value on a
recurring basis $
7,758,229
$
10,883,245
$
116,209
$
388
$
18,758,071
Liabilities
Derivatives $
-
$
(23,198)
$
-
$
-
$
(23,198)
Total liabilities measured

at fair value on a
recurring basis $
-
$
(23,198)
$
-
$
-
$
(23,198)

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
The

following

tables summarize

the difference

between the

aggregate fair

value

and the

aggregate unpaid

principal

balance

for
mortgage loans originated as held-for-sale measured

at fair value as of June 30, 2024 and December

31, 2023.

(In thousands) June 30, 2024
Aggregate Unpaid
Fair Value Principal Balance Difference
Loans held for sale $
5,197
$
5,139
$
58

(In thousands) December 31, 2023
Aggregate Unpaid
Fair Value Principal Balance Difference
Loans held for sale $
3,239
$
3,202
$
37
No

loans held-for-sale were 90 or more days past

due or on nonaccrual status as of June 30,

2024 and December 31, 2023.

For the six months ended June 30, 2024, changes in the fair value of mortgage loans held-for-sale for which the Corporation elected the fair value option, were not considered material.
The fair value information included in the following tables is not as of period end, but as of

the date that the fair value measurement
was

recorded

during

the

quarters

and

six

months

ended

June

30,

2024

and

2023

and

excludes

nonrecurring

fair

value
measurements of assets no longer outstanding as of

the reporting date.

Six months ended June 30, 2024
(In thousands) Level 1 Level 2 Level 3 Total
NONRECURRING FAIR VALUE

MEASUREMENTS
Assets

Write-downs
Loans [1] $
-
$
-
$
2,039
$
2,039
$
(329)
Loans held-for-sale [2]
-
3,028
-
3,028
(38)
Other real estate owned [3]
-
-
4,426
4,426
(1,602)
Other foreclosed assets [3]
-
-
211
211
(46)
Total assets measured

at fair value on a nonrecurring basis
$
-
$
3,028
$
6,676
$
9,704
$
(2,015)
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

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six months ended June 30, 2024 and 2023.

Quarter ended June 30, 2024
MBS Other MBS Other
classified securities classified securities
as debt
classified as

as trading classified
securities

debt securities
account as trading Mortgage
available- available-

debt
account debt servicing Total
(In thousands) for-sale for-sale securities securities rights assets
Balance at March 31, 2024 $
607
$
2,000
$
84
$
166
$
114,964
$
117,821
Gains (losses) included in earnings
-
-
-
(8)
(1,945)
(1,953)
Gains (losses) included in OCI
(1)
-
-
-
-
(1)
Additions
-
-
-
-
367
367
Settlements
(25)
-
-
-
-
(25)
Balance at June 30, 2024 $
581
$
2,000
$
84
$
158
$
113,386
$
116,209
Changes in unrealized gains (losses) included in
earnings relating to assets still held at June 30,
2024 $
-
$
-
$
-
$
10
$
500
$
510

Six months ended June 30, 2024
MBS Other MBS Other
classified securities CMOs classified securities
as debt
classified as

classified as trading classified
securities

debt securities
as trading account as trading Mortgage
available- available- account debt

debt
account debt servicing Total
(In thousands) for-sale for-sale securities securities securities rights assets
Balance at January 1, 2024 $
606
$
2,500
$
5
$
112
$
167
$
118,109
$
121,499
Gains (losses) included in earnings
-
(500)
-
-
(9)
(5,384)
(5,893)
Additions
-
-
-
-
-
661
661
Settlements
(25)
-
(5)
(28)
-
-
(58)
Balance at June 30, 2024 $
581
$
2,000
$
-
$
84
$
158
$
113,386
$
116,209
Changes in unrealized gains (losses) included
in earnings relating to assets still held at June
30, 2024 $
-
$
(500)
$
-
$
-
$
12
$
(702)
$
(1,190)

Quarter ended June 30, 2023
MBS Other Other
classified securities CMOs MBS securities
as debt classified as classified classified classified
securities debt securities as trading as trading as trading Mortgage available- available- account debt account debt account debt servicing Total
(In thousands) for-sale for-sale securities securities securities rights assets
Balance at March 31, 2023 $
655
$
1,000
$
88
$
188
$
199
$
127,475
$
129,605
Gains (losses) included in earnings
-
-
-
-
(8)
(6,217)
(6,225)
Additions
-
-
4
-
-
739
743
Sales
-
-
-
-
-
(1,269)
(1,269)
Settlements
-
-
(36)
(25)
-
521
460
Balance at June 30, 2023 $
655
$
1,000
$
56
$
163
$
191
$
121,249
$
123,314
Changes in unrealized gains (losses)
included in earnings relating to assets
still held at June 30, 2023 $
-
$
-
$
-
$
-
$
9
$
(2,732)
$
(2,723)

Six months ended June 30, 2023
MBS Other Other
classified securities CMOs securities
as debt classified as classified
MBS

classified
securities debt securities as trading classified as as trading Mortgage available- available- account debt trading account account debt servicing Total
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

Quarter ended June 30, 2024 Six months ended June 30, 2024
Changes in unrealized Changes in unrealized
Total gains gains (losses) relating to Total gains gains (losses) relating to
(losses) included assets still held at (losses) included assets still held at
(In thousands) in earnings reporting date in earnings reporting date
Mortgage banking activities $
(1,945)
$
500
$
(5,384)
$
(702)
Trading account profit (loss)
(8)
10
(9)
12
Provision for credit losses
-
-
(500)
(500)
Total

$
(1,953)
$
510
$
(5,893)
$
(1,190)

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

unobservable inputs were not

developed by the

Corporation such as

prices
of prior transactions and/or unadjusted third-party pricing

sources at June 30, 2024 and 2023.

Fair value at

June 30,
(In thousands) 2024 Valuation technique Unobservable inputs Weighted average (range) [1]
Other - trading $
158
Discounted cash flow model Weighted average life
2.3

years
Yield
12.0%
Prepayment speed
10.8%
Loans held-in-portfolio $
2,039
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
12
.0% (
5
.0% -
20
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

June 30, 2024
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Assets:
Cash and due from banks $
359,973
$
359,973
$
-
$
-
$
-
$
359,973
Money market investments
6,851,394
6,844,108
7,286
-
-
6,851,394
Trading account debt securities, excluding

derivatives
[1]
28,012
7,064
20,706
242
-
28,012
Debt securities available-for-sale
[1]
18,542,779
7,751,165
10,789,033
2,581
-
18,542,779
Debt securities held-to-maturity:
U.S. Treasury securities $
7,906,676
$
-
$
7,770,065
$
-
$
-
$
7,770,065
Obligations of Puerto Rico, States and political
subdivisions
55,110
-
6,881
48,969
-
55,850
Collateralized mortgage obligation-federal agency
1,527
-
1,341
-
-
1,341
Securities in wholly owned statutory business trusts
5,960
-
5,960
-
-
5,960
Total debt securities

held-to-maturity
$
7,969,273
$
-
$
7,784,247
$
48,969
$
-
$
7,833,216
Equity securities:
FHLB stock $
47,729
$
-
$
47,729
$
-
$
-
$
47,729
FRB stock
98,389
-
98,389
-
-
98,389
Other investments
49,673
-
43,081
6,895
388
50,364
Total equity securities $
195,791
$
-
$
189,199
$
6,895
$
388
$
196,482
Loans held-for-sale $
8,225
$
-
$
8,225
$
-
$
-
$
8,225
Loans held-in-portfolio
34,861,543
-
-
33,644,881
-
33,644,881
Mortgage servicing rights
113,386
-
-
113,386
-
113,386
Derivatives
25,228
-
25,228
-
-
25,228
June 30, 2024
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Liabilities:
Deposits:
Demand deposits $
56,333,205
$
-
$
56,333,205
$
-
$
-
$
56,333,205
Time deposits
9,197,657
-
8,877,178
-
-
8,877,178
Total deposits $
65,530,862
$
-
$
65,210,383
$
-
$
-
$
65,210,383
Assets sold under agreements to repurchase $
105,684
$
-
$
105,681
$
-
$
-
$
105,681
Notes payable:
FHLB advances $
348,665
$
-
$
335,115
$
-
$
-
$
335,115
Unsecured senior debt securities
394,556
-
407,608
-
-
407,608
Junior subordinated deferrable interest debentures
(related to trust preferred securities)
198,359
-
187,842
-
-
187,842
Total notes payable $
941,580
$
-
$
930,565
$
-
$
-
$
930,565
Derivatives $
23,198
$
-
$
23,198
$
-
$
-
$
23,198
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

30, 2024

and December

31, 2023

was $
11

billion and

$
10

billion,
respectively, and

represented the unused portion of credit

facilities granted to customers. The

notional amount of letters of

credit at
June 30, 2024 and December 31, 2023 was $
111

million and $
82

million, respectively, and represented the contractual amount that is required to be paid in the event of nonperformance. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those

agreements, are not material to Popular’s

financial statements.

Note 25 – Net income per common share
The following table sets

forth the computation of

net income per common

share (“EPS”), basic and

diluted, for the quarters

and six
months ended June 30, 2024 and 2023:

Quarters ended June 30,
Six

months ended June 30,
(In thousands, except per share information) 2024 2023 2024 2023
Net income $
177,789
$
151,160
$
281,072
$
310,139
Preferred stock dividends
(353)
(353)
(706)
(706)
Net income applicable to common stock $
177,436
$
150,807
$
280,366
$
309,433
Average common shares outstanding
71,970,773
71,690,396
71,920,254
71,616,498
Average potential dilutive common shares

21,138
18,807
17,180
47,805
Average common shares outstanding - assuming dilution
71,991,911
71,709,203
71,937,434
71,664,303
Basic EPS $
2.47
$
2.10
$
3.90
$
4.32
Diluted EPS $
2.46
$
2.10
$
3.90
$
4.32
For the quarters

and six months ended June 30, 2024 and 2023, the

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
The

following

table

presents

the

Corporation’s

revenue

streams

from

contracts

with

customers

by

reportable

segment

for

the
quarters and six months ended June 30, 2024 and

2023
.

Quarter ended June 30,
Six

months ended June 30,
(In thousands) 2024 2024
BPPR Popular U.S. BPPR Popular U.S.
Service charges on deposit accounts $
35,055
$
2,471
$
70,071
$
4,897
Other service fees:
Debit card fees
16,098
200
30,147
399
Insurance fees, excluding reinsurance
11,708
1,600
22,264
3,446
Credit card fees, excluding late fees and membership

fees
37,003
368
72,803
826
Sale and administration of investment products
7,850
-
15,277
-
Trust fees
6,923
-
13,908
-
Total revenue from

contracts with customers [1]
$
114,637
$
4,639
$
224,470
$
9,568
[1] The amounts include intersegment transactions of $
2.7

million and $
3.3

million, respectively, for the

quarter and six months ended June 30, 2024.
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
30.5
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

June 30, 2024
(In thousands)
Remaining

2024 2025 2026 2027 2028
Later
Years
Total Lease
Payments
Less: Imputed
Interest Total
Operating Leases $
15,604
$
28,445
$
20,048
$
14,640
$
12,181
40,793
$
131,711
$
(16,527)
$
115,184
Finance Leases
2,262
4,605
4,374
3,017
2,344
10,433
27,035
(3,031)
24,004
The following table presents the lease cost recognized

by the Corporation in the Consolidated

Statements of Operations as follows:

Quarters ended June 30,
Six

months ended June 30,
(In thousands) 2024 2023 2024 2023
Finance lease cost:
Amortization of ROU assets $
749
$
1,071
$
1,497
$
1,895
Interest on lease liabilities
226
234
463
530
Operating lease cost
7,650
7,800
15,338
15,654
Short-term lease cost
120
148
236
221
Variable lease cost
70
45
139
101
Sublease income
(21)
(17)
(41)
(26)
Total lease cost
[1]
$
8,794
$
9,281
$
17,632
$
18,375
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
Operating cash flows from operating leases $
15,689
$
15,480
Operating cash flows from finance leases
463
530
Financing cash flows from finance leases
1,774
2,645
ROU assets obtained in exchange for new lease obligations:
Operating leases $
1,463
$
1,623
Finance leases
-
1,796
Weighted-average remaining lease term:
Operating leases
7.2
years
7.4
years
Finance leases
8.0
years
8.0
years
Weighted-average discount rate:
Operating leases
3.3
%
3.1
%
Finance leases
3.8
%
3.9
%
As of June 30, 2024,

the Corporation had additional operating leases contracts that have not yet commenced with an

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
-
$
-
$
63
$
95
Other operating expenses:

Interest cost
15,117
15,774
2,843
3,041

Expected return on plan assets
(17,188)
(17,183)
-
-

Amortization prior service cost/(credit)
-
-
-
-

Amortization of net loss
8,332
10,732
(1,096)
(1,106)
Total net periodic

pension cost
$
6,261
$
9,323
$
1,810
$
2,030
The

Corporation

paid

the

following

contributions

to

the

plans

for

the

six

months

ended

June

30,

2024

and

expects

to

pay

the
following contributions for the year ending December

31, 2024.

For the six months ended For the year ending
(In thousands) June 30, 2024 December 31, 2024
Pension Plans $
114
$
228
OPEB Plan $
3,217
$
5,744

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
The

following

table

summarizes

the

restricted

stock

and

performance

shares

activity

under

the

Incentive

Plan

for

members

of
management.

(Not in thousands) Shares
Weighted-Average
Grant Date Fair
Value
Non-vested at December 31, 2022
281,963
$
56.50
Granted
257,757
66.01
Performance Shares Quantity Adjustment
19,753
75.32
Vested

(243,133)
66.31
Forfeited
(16,444)
55.82
Non-vested at December 31, 2023
299,896
$
58.20
Granted
240,816
86.53
Performance Shares Quantity Adjustment
17,551
86.44
Vested

(284,249)
75.59
Forfeited
(2,553)
63.21
Non-vested at June 30, 2024
271,461
$
67.53
During

the

quarter

ended

June

30,

2024,
97,732

shares

of

restricted

stock

(June

30,

2023

–
130,815
)

were

awarded

to
management under the Incentive

Plan. During the

quarters ended June 30,

2024 and 2023,
no

performance shares were awarded
to management

under the

Incentive Plan.

For the

six months

ended June

30, 2024,
175,591

shares of

restricted stock

(June 30,
2023 –
200,303
) and
65,225

performance shares (June 30, 2023 -
57,715
) were awarded to management under the

Incentive Plan.

During the quarter ended June 30, 2024, the Corporation recognized

$
4.1

million of restricted stock expense related to management
incentive awards, with a tax benefit of $
1.0

million (June 30, 2023 - $
3.3

million, with a tax benefit of $
0.8

million). For the six months
ended

June

30,

2024,

the

Corporation

recognized

$
10.5

million

of

restricted

stock

expense

related

to

management

incentive
awards, with a tax

benefit of $
1.7

million (June 30,

2023 - $
7.7

million, with a tax

benefit of $
1.1

million). For the six

months ended
June 30,

2024, the

fair market

value of

the

restricted stock

and performance

shares vested

was

$
16.2

million at

grant date

and
$
22.3

million

at

vesting date.

This

differential

triggers

a

windfall of

$
2.2

million

that

was recorded

as

a

reduction on

income

tax
expense. During the

quarter ended June

30, 2024, the

Corporation recognized $
(0.9)

million of performance shares

benefit, with a
tax benefit of $
(55)

thousand due to performance shares target

adjustment (June 30, 2023 - $
(0.1)

million, with a tax benefit

of $
(4)
thousand).

For the six months ended June

30, 2024, the Corporation recognized $
4.1

million of performance shares expense, with
a tax benefit

of $
0.3

million (June 30,

2023 - $
3.5

million, with a

tax benefit of

$
0.1

million).

The total unrecognized compensation
cost related to non-vested restricted stock awards

and performance shares to members of management

at June 30, 2024 was $
15.7
million and is expected to be recognized over a

weighted-average period of
1.7

years.
The following table summarizes the restricted stock

activity under the Incentive Plan for members of

the Board of Directors:

(Not in thousands) RSUs / Unrestricted stock
Weighted-Average

Grant
Date Fair Value per Unit
Non-vested at December 31, 2022
-
$
-
Granted
39,104
55.30
Vested

(39,104)
55.30
Forfeited
-
-
Non-vested at December 31, 2023
-
$
-
Granted
22,998
89.28
Vested

(22,998)
89.28
Forfeited
-
-
Non-vested at June 30, 2024
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

For 2024

and 2023,

Directors elected

RSUs and

unrestricted stock.

During the

quarter ended

June 30,

2024,
20,411

RSUs and
1,392

shares of

unrestricted stock

were granted

to the

Directors (June

30, 2023

-
32,999

RSUs and
2,300

shares of

unrestricted
stock) and

the Corporation

recognized expense

related to

these shares

of $
1.9

million with

a tax

benefit of

$
0.4

million (June

30,
2023

-

$
1.9

million

with a

tax

benefit of

$
0.4

million). For

the six

months

ended June

30, 2024,

the Corporation
granted
21,606
RSUs and
1,392

shares of unrestricted stock to the Directors (June 30, 2023 -
34,028

RSUs and
2,300

shares of unrestricted stock)
and the Corporation

recognized $
2.1

million of expense

related to these shares,

with a tax

benefit of $
0.4

million, (June 30,

2023 -
$
2.0

million, with a tax benefit of $
0.4

million). The fair value at vesting date of the

shares vested during the six months ended June
30, 2024 for the Directors was $
2.1

million.

Note 30 – Income taxes

The reason for the difference between the income

tax expense applicable to income before provision

for income taxes and the
amount computed by applying the statutory tax rate

in Puerto Rico, were as follows:

Quarters ended
June 30, 2024 June 30, 2023
(In thousands)
Amount

% of pre-tax
income

Amount
% of pre-tax
income
Computed income tax expense at statutory rates

$
81,843
38
% $
72,998
38
%
Net benefit of tax exempt interest income
(33,220)
(15)
(27,316)
(14)
Effect of income subject to preferential tax rate
1,272
-
278
-
Deferred tax asset valuation allowance
(235)
-
994
1
Difference in tax rates due to multiple jurisdictions
(4,456)
(2)
(3,869)
(2)
Other tax benefits
(4,500)
(2)
-
-
U.S., States, and local taxes
2,204
1
3,037
2
Others
(2,449)
(1)
(2,619)
(2)
Income tax expense $
40,459
19
% $
43,503
22
%

Six months ended
June 30, 2024 June 30, 2023
(In thousands)
Amount

% of pre-tax
income

Amount
% of pre-tax
income

Computed income tax expense at statutory rates

$
141,412
38
% $
149,983
38
%
Net benefit of tax exempt interest income
(61,979)
(16)
(49,218)
(12)
Effect of income subject to preferential tax rate
(148)
-
(576)
-
Deferred tax asset valuation allowance
2,328
-
(3,572)
(1)
Difference in tax rates due to multiple jurisdictions
(5,129)
(1)
(9,039)
(2)
Other tax benefits
(4,500)
(1)
-
-
Tax on intercompany

distributions
[1]
24,325
6
-
-
U.S., States, and local taxes
3,240
1
6,392
2
Others
(3,522)
(1)
(4,153)
(1)
Income tax expense $
96,027
26
% $
89,817
24
%
[1]
Includes $
16.5

million of out-of-period adjustment.
For the quarter

and six months

ended June 30,

2024, the Corporation

recorded an income

tax expense of

$
40.5

million and $
96.0
million respectively, compared to

$
43.5

million and $
89.8

million for the respective periods

of 2023. During the first

quarter of 2024,
the Corporation recorded a tax expense related to tax

withholding on certain intercompany distributions, amounting to $
22.9

million,
out

of

which $
16.5

million

corresponded to

years

2014-2023 and

$
6.5

million

was

related to

a distribution

completed during

the
period ended March 31, 2024, as previously disclosed.

As a result of this adjustment, the

deferred tax assets related to NOL of the
Bank Holding Company (BHC) and its related

valuation allowance was reduced by $
53.7

million.

The following table presents a breakdown of the

significant components of the Corporation’s deferred tax assets and liabilities.

June 30, 2024

(In thousands)
PR US Total
Deferred tax assets:
Tax credits available

for carryforward
$
263
$
14,204
$
14,467
Net operating loss and other carryforward available

53,942
616,080
670,022
Postretirement and pension benefits
37,219
-
37,219
Allowance for credit losses
242,722
27,591
270,313
Depreciation
6,774
6,746
13,520
FDIC-assisted transaction
152,665
-
152,665
Lease liability
27,196
18,099
45,295
Unrealized net loss on investment securities
294,942
20,304
315,246
Difference in outside basis from pass-through entities
45,207
-
45,207
Mortgage Servicing Rights
14,063
-
14,063
Other temporary differences
47,615
9,882
57,497
Total gross deferred

tax assets
922,608
712,906
1,635,514
Deferred tax liabilities:
Intangibles
86,493
53,485
139,978
Right of use assets
24,764
15,911
40,675
Deferred loan origination fees/cost
(749)
2,069
1,320
Loans acquired
18,229
-
18,229
Other temporary differences
6,931
422
7,353

Total gross deferred

tax liabilities
135,668
71,887
207,555
Valuation allowance
71,145
378,912
450,057
Net deferred tax asset $
715,795
$
262,107
$
977,902

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

June

30,

2024, is

reflected

in the

consolidated statements

of

financial
condition as $
1.0

billion in net deferred tax assets in the

“Other assets” caption (December 31, 2023 - $
1.0

billion) and $
1.4

million in
deferred

tax

liabilities

in

the

“Other

liabilities”

caption

(December 31,

2023

-

$
1.3

million),

reflecting

the

aggregate

deferred

tax
assets

or

liabilities

of

individual

tax-paying subsidiaries

of

the

Corporation

in

their

respective tax

jurisdiction, Puerto

Rico

or

the
United States.

At

June

30,

2024,

the

net

deferred

tax

assets

of

the

U.S.

operations

amounted

to

$
641

million

with

a

valuation

allowance

of
approximately $
379

million, for

net deferred

tax

assets after

valuation allowance

of

approximately $
262

million.

The

Corporation
evaluates the

realization of

the deferred

tax

assets on

a quarterly

basis by

taxing

jurisdiction. The

U.S.

operation has

sustained
profitability for the last three calendar years and for the period ended June 30, 2024. These historical financial results are objectively verifiable positive evidence, evaluated together

with the positive evidence

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

As of June

30, 2024,
after weighting all positive

and negative evidence, the

Corporation concluded that it is

more likely than not

that approximately $
262
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
At June

30, 2024,

the Corporation’s

net deferred

tax assets

related to

its Puerto

Rico operations

amounted to

$
716

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

in

future

years.

This

objectively

verifiable

negative

evidence is

considered

by

Management strong

negative

evidence that
suggests that

income in

future years

will be

insufficient to

support the

realization of

all deferred

tax assets.

After weighting

of all
positive

and

negative evidence

Management concluded,

as

of

the reporting

date,

that

it

is

more

likely

than

not that

the

Holding
Company will not be

able to realize any

portion of the deferred tax

assets. Accordingly, the

Corporation has maintained a valuation
allowance on the deferred tax assets of $
71

million as of June 30, 2024.
The reconciliation of unrecognized tax benefits, excluding

interest, was as follows:

(In millions) 2024 2023
Balance at

January 1
$
1.5
$
2.5
Balance at

March 31
$
1.5
$
2.5
Balance at

June 30
$
1.5
$
2.5
At June

30, 2024,

the total

amount of

accrued interest

recognized in the

statement of

financial condition

amounted to

$
2.4

million
(December 31, 2023 - $
2.3

million). The total interest expense recognized at

June 30, 2024 was $
60

thousand, (June 30, 2023– $
53
thousand). Management determined that at June 30, 2024 and December 31, 2023, there was no

need to accrue for the payment of
penalties.

The

Corporation’s

policy

is

to

report

interest

related

to

unrecognized

tax

benefits

in

income

tax

expense,

while

the
penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration

of the

effect on

U.S. federal

tax of

unrecognized U.S.

state tax

benefits, the

total amount

of unrecognized

tax
benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $
3.0
million at June 30, 2024 (December 31, 2023 - $
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

30, 2024 and June 30, 2023
are listed in the following table:

(In thousands) June 30, 2024 June 30, 2023
Non-cash activities:

Loans transferred to other real estate
$
25,922
$
35,133

Loans transferred to other property
38,867
34,497

Total loans transferred

to foreclosed assets
64,789
69,630

Loans transferred to other assets
25,427
6,363

Financed sales of other real estate assets
6,220
5,075

Financed sales of other foreclosed assets
26,894
25,409

Total financed sales

of foreclosed assets
33,114
30,484

Financed sale of premises and equipment
38,715
35,492

Transfers from loans held-in-portfolio to

loans held-for-sale
7,505
49,361

Transfers from loans held-for-sale to loans

held-in-portfolio
2,896
2,150

Loans securitized into investment securities
[1]
4,806
24,359

Trades receivable from brokers and counterparties
26,198
6,460

Trades payable to brokers and counterparties
24,603
1,022

Net change in receivables from investments maturities
124,000
124,708

Recognition of mortgage servicing rights on securitizations

or asset transfers
661
1,240

Loans booked under the GNMA buy-back option
3,437
1,165

Capitalization of lease right of use asset
1,946
10,006
[1]
Includes loans securitized into trading securities and subsequently sold before quarter end.
The following table provides a reconciliation of

cash and due from banks, and restricted cash

reported within the Consolidated
Statement of Financial Condition that sum to the total of

the same such amounts shown in the Consolidated

Statement of Cash
Flows.

(In thousands) June 30, 2024 June 30, 2023
Cash and due from banks $
348,170
$
450,125
Restricted cash and due from banks
11,803
26,517
Restricted cash in money market investments
7,286
6,058
Total cash and due

from banks, and restricted cash
[2] $
367,259
$
482,700
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

Life Re, and Popular Re.
Popular U.S.:

Popular U.S. reportable segment

consists of the

banking operations of Popular

Bank (PB), Popular Insurance

Agency, U.S.A.,

and
PEF.

PB

operates through

a retail

branch network

in the

U.S. mainland

under the

name of

Popular,

and equipment

leasing and
financing services through PEF.

Popular Insurance Agency,

U.S.A. offers investment and insurance

services across the PB

branch
network.

The Corporate group

consists primarily of

the holding companies

Popular, Inc.,

Popular North America,

Popular International Bank
and certain of the Corporation’s investments accounted for under the equity method, including BHD.

The

accounting

policies

of

the

individual

operating

segments

are

the

same

as

those

of

the

Corporation.

Transactions

between
reportable segments are primarily conducted at market rates, resulting in profits that are eliminated for reporting consolidated results of operations.
The tables that follow present the results of operations

and total assets by reportable segments:

2024
For the quarter ended June 30, 2024
Intersegment

(In thousands) BPPR Popular U.S. Eliminations
Net interest income $
488,745
$
85,851
$
-
Provision for credit losses (benefit)
50,382
(3,563)
-
Non-interest income

152,354
6,000
-
Amortization of intangibles
424
310
-
Depreciation expense
13,317
2,204
-
Other operating expenses
386,231
67,163
-
Income tax expense
33,540
7,989
-
Net income $
157,205
$
17,748
$
-
Segment assets $
58,464,408
$
14,287,739
$
(264,040)
For the quarter ended June 30, 2024
Reportable

(In thousands) Segments Corporate Eliminations
Total Popular,

Inc.
Net interest income (expense) $
574,596
$
(6,284)
$
-
$
568,312
Provision for credit losses (benefit)
46,819
(25)
-
46,794
Non-interest income
158,354
10,716
(2,764)
166,306
Amortization of intangibles
734
-
-
734
Depreciation expense
15,521
367
-
15,888
Other operating expenses
453,394
784
(1,224)
452,954
Income tax expense (benefit)
41,529
(476)
(594)
40,459
Net income $
174,953
$
3,782
$
(946)
$
177,789
Segment assets $
72,488,107
$
5,828,667
$
(5,471,702)
$
72,845,072

For the six months ended June 30, 2024
Intersegment

(In thousands) BPPR Popular U.S. Eliminations
Net interest income $
961,586
$
170,704
$
-
Provision for credit losses
111,062
7,872
-
Non-interest income

298,023
13,120
(56)
Amortization of intangibles
908
621
-
Depreciation expense
26,326
4,147
-
Other operating expenses
780,036
134,951
(56)
Income tax expense
62,746
11,445
-
Net income $
278,531
$
24,788
$
-
Segment assets $
58,464,408
$
14,287,739
$
(264,040)
For the six months ended June 30, 2024
Reportable Total
(In thousands)

Segments
Corporate Eliminations Popular, Inc.
Net interest income (expense) $
1,132,290
$
(13,234)
$
-
$
1,119,056
Provision for credit losses
118,934
458
-
119,392
Non-interest income
311,087
22,438
(3,401)
330,124
Amortization of intangibles
1,529
-
-
1,529
Depreciation expense
30,473
776
-
31,249
Other operating expenses
914,931
7,395
(2,415)
919,911
Income tax expense
74,191
22,200
(364)
96,027
Net income (loss) $
303,319
$
(21,625)
$
(622)
$
281,072
Segment assets $
72,488,107
$
5,828,667
$
(5,471,702)
$
72,845,072

2023
For the quarter ended June 30, 2023
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

During the quarter and six months

ended June 30, 2024,
BPPR did
no
t participate in

loans originated by PB

(2023 – $
3

million and $
23

million, respectively). At June

30, 2024, total

assets
for the

BPPR segment

related to

its

operations in

the United

States amounted

to $
1.6

billion (December

31, 2023

- $
1.5

billion),
including

$
105

million

in

multifamily

loans

(December

31,

2023

-

$
106

million),

$
524

million

in

commercial

real

estate

loans
(December 31, 2023

- $
528

million), $
718

million in

C&I loans (December

31, 2023

- $
557

million), and $
168

million in

unsecured
personal loans

(December 31,

2023 -

$
229

million). During

the six

months ended

June 30,

2024, the

BPPR segment

generated
approximately $
60.1

million (2023 - $
55.5

million) in revenues from its operations in the United States, including net interest income, service

charge

on

deposit

accounts

and

other

service

fees.

In

the

Virgin

Islands,

the

BPPR

segment

offers

banking

products,
including loans and

deposits. At June

30, 2024, total

assets for the

BPPR segment related

to its operations

in the U.S.

and British
Virgin Islands amounted to $
1.0

billion (December 31, 2023 - $
1.0

billion). The BPPR segment generated $
21.3

million in revenues
during the six months ended June 30, 2024 (2023

- $
22.7

million) from its operations in the U.S. and British

Virgin Islands.

Geographic Information
Quarter ended Six months ended
(In thousands) June 30, 2024 June 30, 2023 June 30, 2024 June 30, 2023
Revenues: [1]

Puerto Rico

$
586,338
$
536,075
$
1,152,082
$
1,083,978

United States
127,011
132,720
253,752
257,765

Other
21,269
23,344
43,346
44,013
Total consolidated

revenues

$
734,618
$
692,139
$
1,449,180
$
1,385,756
[1]
Total revenues include

net interest income, service charges on deposit accounts,

other service fees, mortgage banking activities, net

gain,
including impairment losses, on equity securities, net

gain on trading account debt securities, adjustments to indemnity reserves on loans sold,
and other operating income.

Selected Balance Sheet Information:
(In thousands) June 30, 2024 December 31, 2023
Puerto Rico

Total assets $
55,739,609
$
54,181,300

Loans
23,081,402
22,519,961

Deposits
52,684,734
51,282,007
United States

Total assets $
15,883,084
$
15,343,156

Loans
11,983,492
12,006,012

Deposits
11,097,236
10,643,602
Other

Total assets $
1,222,379
$
1,233,699

Loans
[1]
534,951
543,299

Deposits
[2]
1,748,892
1,692,634
[1]
Represents loans from BPPR operations located in the U.S.

and British Virgin Islands.
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
and

equipment

leasing

and

financing,

and

insurance

services

through

specialized

subsidiaries.

In

the

U.S.

mainland,

the
Corporation provides

retail, mortgage

and

commercial banking

services, as

well as

equipment leasing

and

financing, through

its
New

York-chartered

banking

subsidiary,

Popular

Bank

(“PB”

or

“Popular U.S.”),

which

has

branches

located

in

New

York,

New
Jersey

and

Florida.

Note

32

to

the

Consolidated

Financial

Statements

presents

information

about

the

Corporation’s

business
segments.
SIGNIFICANT EVENTS
Capital Actions
On July 24, 2024, the Corporation announced

the following capital actions:
●
common stock repurchases of up to $500 million;

and
●
an increase

in the

Corporation’s quarterly

common stock

dividend from

$0.62 to

$0.70 per

share, commencing

with the
dividend payable in the first quarter of 2025, subject

to the approval by the Corporation’s Board of Directors.
The

Corporation’s

planned

common

stock

repurchases

may

be

executed

in

open

market

transactions,

privately

negotiated
transactions, block trades

or any other

manner determined by

the Corporation. The

timing, quantity and

price of such

repurchases
will

be

subject

to

various

factors,

including

market

conditions,

the

Corporation’s

capital

position

and

financial

performance,

the
capital impact of strategic initiatives and regulatory and tax considerations.

The common stock repurchase program does not require
the Corporation to acquire a specific dollar amount or

number of shares and may be modified, suspended or terminated at any time
without prior notice.
OVERVIEW
Table 1 provides selected financial data and performance indicators for the quarters ended

June 30, 2024 and 2023.

Table 1 - Financial Highlights
Financial Condition Highlights
Ending balances at

Average for the six months ended
(In thousands)
June 30,
2024
December 31,
2023 Variance
June 30,
2024
June 30,
2023 Variance
Money market investments $ 6,851,394 $ 6,998,871 $ (147,477) $ 6,477,180 $ 6,799,452 $ (322,272)
Investment securities 26,742,639 25,148,673 1,593,966 28,034,347 27,343,940 690,407
Loans 35,599,845 35,069,272 530,573 35,226,488 32,367,113 2,859,375
Earning assets 69,193,878 67,216,816 1,977,062 69,738,015 66,510,505 3,227,510
Total assets 72,845,072 70,758,155 2,086,917 72,800,664 69,519,264 3,281,400
Deposits 65,530,862 63,618,243 1,912,619 64,529,716 61,669,930 2,859,786
Borrowings 1,047,264 1,078,332 (31,068) 1,045,181 1,284,454 (239,273)
Total liabilities 67,472,394 65,611,202 1,861,192 66,549,458 63,806,260 2,743,198
Stockholders’ equity 5,372,678 5,146,953 225,725 6,251,206 5,713,004 538,202
Note: Average balances exclude unrealized gains or losses on debt securities available-for-sale and the unrealized loss related to certain securities transferred from available-
for-sale to held-to-maturity.

Operating Highlights Quarters ended June 30, Six months ended June 30,
(In thousands, except per share information) 2024 2023 Variance 2024 2023 Variance
Net interest income

$ 568,312 $ 531,668 $ 36,644 $ 1,119,056 $ 1,063,324 $ 55,732
Provision for credit losses

(benefit)
46,794 37,192 9,602 119,392 84,829 34,563
Non-interest income 166,306 160,471 5,835 330,124 322,432 7,692
Operating expenses 469,576 460,284 9,292 952,689 900,971 51,718
Income before income tax 218,248 194,663 23,585 377,099 399,956 (22,857)
Income tax expense 40,459 43,503 (3,044) 96,027 89,817 6,210
Net income $ 177,789 $ 151,160 $ 26,629 $ 281,072 $ 310,139 $ (29,067)
Net income applicable to common stock $ 177,436 $ 150,807 $ 26,629 $ 280,366 $ 309,433 $ (29,067)
Net income per common share – basic $ 2.47 $ 2.10 $ 0.37 $ 3.90 $ 4.32 $ (0.42)
Net income per common share – diluted $ 2.46 $ 2.10 $ 0.36 $ 3.90 $ 4.32 $ (0.42)
Dividends declared per common share $ 0.62 $ 0.55 $ 0.07 $ 1.24 $ 1.10 $ 0.14
Quarters ended June 30, Six months ended June 30,
Selected Statistical Information 2024 2023 2024 2023
Common Stock Data

End market price
$ 88.43 60.52 $ 88.43 60.52

Book value per common share at period end
73.94 63.00 73.94 63.00
Profitability Ratios

Return on assets
0.97% 0.85% 0.77% 0.89%

Return on common equity
10.38 9.26 8.24 9.63

Net interest spread
2.44 2.50 2.41 2.59

Net interest spread (taxable equivalent) - Non-GAAP
2.70 2.65 2.65 2.78

Net interest margin
3.22 3.14 3.20 3.18

Net interest margin (taxable equivalent) - Non-GAAP
3.48 3.29 3.44 3.37
Capitalization Ratios

Average equity to average assets
8.60% 8.24% 8.59% 8.22%

Common equity Tier 1 capital
16.48 16.87 16.48 16.87

Tier I capital

16.54 16.93 16.54 16.93

Total capital
18.30 18.74 18.30 18.74

Tier 1 leverage
8.53 8.40 8.53 8.40

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
The

following

table

presents

the

adjusted

net

income

for

the

six

months

ended

of

June

30,

2024.

There

were

no

non-GAAP
adjustments for the six months ended June 30, 2023.
Table 2 - Adjusted Net Income

for the Six Months Ended June 30, 2024 (Non-GAAP)
(Unaudited)
(In thousands)
Income before

income tax
Income tax
expense
(benefit) Total
U.S. GAAP Net income $377,099 $96,027 $281,072
Non-GAAP Adjustments:
FDIC Special Assessment [1] 14,287 (5,234) 9,053
Adjustments related to intercompany distributions [2] 6,400 16,483 22,883
Adjusted net income (Non-GAAP) $397,786 $84,778 $313,008
[1] Expense related to the November 16, 2023 FDIC Special

Assessment to recover the losses to the deposit insurance

fund used by the FDIC in
connection with the receiverships of several failed banks. The special assessment amount and collection period

may change as the estimated loss is
periodically adjusted or if the total amount collected

varies.
[2] Income tax expense and other related expenses from

prior periods related to withholding taxes on certain

distributions from U.S. subsidiaries.

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

a taxable

equivalent basis, will

vary depending on

the level

of these expenses

that are

attributed to the

available exempt
income.
Net interest income on

a taxable equivalent basis,

with its different components,

along with the reconciliation to

net interest income
(GAAP), for the quarter ended June 30, 2024 as compared with the same period in 2023, segregated by major categories of interest earning assets and interest-bearing liabilities are

included in Table 3 of the Operating Results Analysis section below.
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
Table

10 provides

a reconciliation of

total stockholders’ equity

to tangible common

equity and total

assets to tangible

assets

as of
June 30, 2024, and December 31, 2023.
Financial highlights for the quarter ended June 30, 2024
●

For the

quarter ended

June 30,

2024,

the Corporation

recorded net

income of

$ 177.8

million, compared

to net

income of

$
151.2

million for

the same

quarter of

the

previous year.

Net interest

margin for

the second

quarter of

2024

was 3.22%,

an
increase of 8 basis points when compared to 3.14% for the same quarter of the previous year.

The increase was mainly due to
the reinvestment of maturities in higher yielding

U.S. Treasury bills and due

to higher average loan balances and

higher yields
in all

loans portfolios,

which was partially

offset by

higher deposit

costs, principally

due to

higher average volume

and higher
cost

of

interest-bearing

deposits

and

time

deposits.

On

a

taxable

equivalent

basis,

the

net

interest

margin

was

3.48%,
compared to 3.29% for the same quarter of

the previous year.

●

For

the

quarter

ended June

30, 2024,

the

Corporation recorded

a

provision for

credit

losses

of

$46.8 million,

compared

to
$37.2 million for the same quarter of the previous year.

The increase in provision for credit losses was driven by loan growth in
BPPR and

higher reserves

in the

auto leasing

portfolio resulting

from recent

loss history,

partially offset

by lower

reserves in
the PB commercial portfolio mainly due to improvements

in credit ratings.
●

Non-interest income was $166.3

million for the

quarter,

an increase of $5.8

million when compared to

the quarter ended June
30, 2023, mainly

due to higher

income from mortgage banking

activities resulting from the

fair value adjustments

of mortgage
servicing rights and higher other service fees.

●

Operating expenses of $469.6 million for the quarter were higher by $9.3 million when compared to the quarter ended June 30,

2023
.

Higher

operating

expenses

were

driven

mainly

by

higher

technology

and

software

expenses,

personnel

costs,

other
operating expenses,

FDIC deposit insurance expense and processing

and transactional services expenses.
●

Income tax expense during the quarter was lower

by $3.0 million mainly due to higher exempt

income and other tax credits.
●

Total

assets at June

30, 2024 amounted to

$72.8 billion, compared to

$70.8 billion, at

December 31, 2023.

The increase was
driven by

an increase

in available-for-sale

(“AFS”) investment

securities, mainly

due to

purchases of

U.S. Treasury

bills and
loan growth, mainly in

the commercial portfolio,

partially offset by a

decrease in held-to-maturity (“HTM”) investment

securities
driven by maturities of U.S. Treasury securities.
●
Total

deposits at June 30, 2024 increased by

$1.9 billion when compared to deposits at

December 31, 2023, mainly due to

an
increase in Puerto Rico public sector deposits and higher

deposits in PB, mainly those captured via the online channel.
●

Stockholders’ equity as

of June 30,

2024 increased by

$225.7 million from

the December 31,

2023, mainly due

to net income
for the six

months ended June

30, 2023 of

$281.1 million and

the amortization of unrealized

losses from securities

previously
reclassified to

held-to-maturity (“HTM”) of

$70.7 million,

net of

taxes, partially

offset by

the after-tax

impact of

the increase

in
net unrealized

losses in

the portfolio

of AFS

securities of

$54.2 million and

common and

preferred dividends declared

during
the

period of

$90.4 million.

As

of

June 30,

2024, the

Corporation’s tangible

book value

per common

share was

$62.71, an
increase of $2.97 from December 31, 2023.
●

Regulatory capital ratios remain strong. At June 30, 2024, the Corporation’s common equity tier 1 capital ratio was 16.48%, the tier 1 leverage ratio was 8.53%, and the

total capital ratio was 18.30%. Refer to Table 9 for capital ratios.
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

10-K. Also, refer to
Note 2

to

the Consolidated

Financial Statements

included in

the 2023

Form 10-K

for a

summary of

the Corporation’s

significant
accounting policies and

to Note

3 to

the Consolidated Financial

Statements included in

this Form

10-Q for information

on recently
adopted accounting standard updates.
OPERATING RESULTS ANALYSIS
NET INTEREST INCOME
Net interest

income for

the quarter

ended June

30, 2024

was $568.3

million, compared

to

$531.7 million

in the

same quarter

of
2023, an

increase of

$36.6 million.

Net interest

income on

a taxable

equivalent basis

for the

second quarter

of 2024

was $614.8
million compared to $558.4 million in the second quarter

of 2023, an increase of $56.4 million.

Net interest margin for the quarter was 3.22% compared to 3.14%

in the second quarter of 2023 or an increase of eight basis

points.
On a

taxable

equivalent basis,

net interest

margin for

the second

quarter of

2024 was

3.48%, compared

to

3.29% for

the same
quarter the prior year. The main variances in net interest income on a taxable equivalent basis were:

●
higher interest income from investment securities by $80.5 million mainly driven by higher volume by $1.6 billion driven by the deployment of liquidity to invest in short-term treasury bills, whose interest is tax exempt in Puerto Rico. Also, a higher yield by 101 basis points,

driven by a higher interest rate environment and reinvestment of investment maturities in higher yielding U.S. Treasury bills;
●
higher interest

income from

loans by

$79.6 million

resulting from

an increase

in average

loans by

$2.7 billion

reflecting
loan

increases

in

both

PB

and

BPPR

and

across

most

portfolios

and

higher

yield

on

loans

by

37

basis

points

when
compared to the same quarter of 2023 due to origination of loans in a higher interest rate environment and the repricing of
adjustable-rate loans. The portfolio with the highest variances included commercial loans with an increase of $38.1 million in interest income, or 34 basis points. Mortgage loans, auto loans and consumer loans increased approximately $9 million each in

interest income,

while construction

loans increased

$7.8 million.

All loan

portfolios showed

increases in

volume
and yield
Partially offset by:
●
higher interest

expense on

deposits by

$96.5 million

driven by

higher cost

of deposits

by 65

basis points

due to

higher
average volume and higher cost of market linked interest-bearing

P.R.

public deposits by $2.1 billion and higher volume of
U.S. deposits, mainly those captured via the online

channel.
Net interest income for the BPPR segment amounted to $488.7

million for the second quarter of 2024, compared to $453.1

million in
the second quarter of 2023. Net interest margin increased to 3.40%

compared to 3.21% in the second quarter of 2023. The increase in net interest income of $35.6 million was

driven by higher yield and volume of earning assets

partially offset by the increase in the
cost of deposits,

mainly from the

P.R.

public sector.

The cost of

interest-bearing deposits increased 52

basis points to

2.47% from
1.95%

in the

same

quarter of

2023. Total

deposit costs

for

the quarter

increased by

39 basis

points, from

1.44% in

the second
quarter of 2023 to 1.83%.

Net interest

income for

PB was

$85.9 million

for the

quarter ended

June 30,

2024, compared

to $87.5

million during

the second
quarter

of

2023,

a

decrease

of

$1.6

million.

Net

interest margin

decreased

41

basis

points

to

2.60%

when compared

to

3.01%
during the second quarter of 2023. The decrease in net interest margin was mostly driven by a higher cost of deposits in all interest-
bearing categories, partially offset by the increase in loan volume and the repricing of adjustable-rate loans driven by the changes in interest rates. The cost of interest-bearing deposits was 3.89% compared to

3.02% in the second quarter of 2023, or

an increase of
87 basis points, while total deposit cost was

3.43% compared to 2.55% in the second quarter

of 2023.

Table 3 - Analysis of Levels & Yields

on a Taxable Equivalent Basis

(Non-GAAP)
Quarter ended June 30,
Variance
Average Volume Average Yields / Costs Interest Attributable to
2024 2023 Variance 2024 2023

Variance
2024 2023 Variance Rate Volume
(In millions) (In thousands)
$ 6,471 $ 7,851 $ (1,380) 5.49% 5.15% 0.34 % Money market investments $ 88,316 $ 100,776 $ (12,460) $ 6,081 $ (18,541)
28,943 27,362 1,581 3.01 2.00 1.01 Investment securities [1] 216,922 136,408 80,514 72,325 8,189
26 32 (6) 5.69 4.65 1.04
Trading securities

367 370 (3) 73 (76)
Total money market,

investment and trading
35,440 35,245 195 3.47 2.70 0.77 securities 305,605 237,554 68,051 78,479 (10,428)
Loans:
17,707 16,237 1,470 6.86 6.52 0.34 Commercial 302,003 263,934 38,069 13,404 24,665
1,070 737 333 9.11 8.95 0.16 Construction 24,224 16,442 7,782 242 7,540
1,789 1,632 157 6.86 6.30 0.56 Leasing 30,697 25,711 4,986 2,394 2,592
7,817 7,409 408 5.66 5.47 0.19 Mortgage 110,673 101,304 9,369 3,666 5,703
3,192 3,075 117 13.97 13.21 0.76 Consumer 110,906 101,295 9,611 5,103 4,508
3,819 3,593 226 8.88 8.31 0.57 Auto 84,268 74,467 9,801 4,970 4,831
35,394 32,683 2,711 7.52 7.15 0.37 Total loans 662,771 583,153 79,618 29,779 49,839
$ 70,834 $ 67,928 $ 2,906 5.49% 4.84% 0.65 % Total earning assets $ 968,376 $ 820,707 $ 147,669 $ 108,258 $ 39,411
Interest bearing deposits:
$ 26,105 $ 24,230 $ 1,875 3.60% 2.91% 0.69 % NOW and money market [2] $ 233,345 $ 175,640 $ 57,705 $ 43,783 $ 13,922
14,732 14,763 (31) 0.92 0.66 0.26
Savings

33,795 24,446 9,349 7,966 1,383
9,014 7,715 1,299 3.25 2.26 0.99 Time deposits 72,799 43,402 29,397 18,707 10,690
49,851 46,708 3,143 2.74 2.09 0.65
Total interest bearing

deposits
339,939 243,488 96,451 70,456 25,995
15,176 15,480 (304)
Non-interest bearing demand
deposits
65,027 62,188 2,839 2.10 1.57 0.53 Total deposits 339,939 243,488 96,451 70,456 25,995
80 125 (45) 5.64 5.19 0.45 Short-term borrowings 1,126 1,624 (498) 129 (627)
Other medium and

978 1,299 (321) 5.16 5.33 (0.17) long-term debt 12,530 17,227 (4,697) 1,007 (5,704)
Total interest bearing
50,909 48,132 2,777 2.79 2.19 0.60
liabilities (excluding demand
deposits) 353,595 262,339 91,256 71,592 19,664
4,749 4,316 433 Other sources of funds
$ 70,834 $ 67,928 $ 2,906 2.01% 1.55% 0.46 % Total source of funds 353,595 262,339 91,256 71,592 19,664
Net interest margin/

3.48% 3.29% 0.19%
income on a taxable
equivalent basis (Non-
GAAP) 614,781 558,368 56,413 $ 36,666 $ 19,747
2.70% 2.65% 0.05%

Net interest spread

Net interest spread
46,469 26,700 19,769
Net interest margin/ income
3.22% 3.14% 0.08%
non-taxable equivalent basis
(GAAP) $ 568,312 $ 531,668 $ 36,644
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

Net interest income for

the six-month period ended

June 30, 2024

was $1.1 billion,

or $55.7 million higher

than the same

period in
2023. Taxable

equivalent net

interest income

was $1.2

billion, an

increase of

$75.6 million

when compared

to the

same period

in
2023. Net interest margin

was 3.20%, an increase

of 2 basis

points when compared to

3.18% in 2023. The

increase in net interest
margin

was

mainly

driven

by

a

higher

yield

on

earning

assets

due

to

the

reinvestment

of

investment

securities

maturities,
adjustable-rate loans

and higher volume

of earning

assets in

a higher interest

rate environment. Net

interest margin,

on a

taxable
equivalent basis, for

the six months

ended June 30,

2024, was 3.44%,

an increase of

7 basis points when

compared to the

3.37%
for the same period of 2023. The drivers of

the variances in net interest income for the

six-month period are:

Positive variances:
●

Higher interest

income from

investment securities

by

$112.7

million resulting

from

higher yield

of the

portfolio by

75 basis
points

driven by

the re-investment

of

maturities and

deployment of

liquidity to

higher yield

short-term treasury

bills,

whose
interest is tax exempt in Puerto Rico;
●

Higher interest income from commercial loans by $92.1 million due to higher yield by 43 basis points related to higher rates in adjustable rate loans and higher volume of $1.7

billion, increasing in BPPR and PB; and
●

Higher interest income from consumer loans

by $25.4 million and auto

loans by $20.4 million mostly due

to a higher average
yield and volume of

personal loans and credit cards

driven by the increase in

market rates of approximately 150

basis points
throughout 2023.
Partially offset by:
●

Higher interest expense from deposits by

$232.7 million mainly due to the

increase in interest rates that has

resulted in a
higher cost in

most deposit categories

in both BPPR

and PB; but

particularly from Puerto

Rico government deposits

that
are market-linked and PB online deposits.

Table 4 – Analysis of Levels & Yields

on a Taxable Equivalent Basis

from Continuing Operations (Non-GAAP)
Period ended June 30,
Variance
Average Volume Average Yields / Costs Interest Attributable to
2024 2023 Variance 2024 2023

Variance 2024 2023 Variance Rate Volume
(In millions) (In thousands)
$ 6,477 $ 6,800 $ (323) 5.49% 4.94% 0.55 % Money market investments $ 176,832 $ 166,500 $ 10,332 $ 18,468 $ (8,136)
28,626 28,108 518 2.86 2.11 0.75 Investment securities [1] 408,024 295,322 112,702 107,442 5,260
30 31 (1) 4.60 4.56 0.04
Trading securities

678 708 (30) 7 (37)
Total money market,

investment and trading
35,133 34,939 194 3.35 2.67 0.68 securities 585,534 462,530 123,004 125,917 (2,913)
Loans:
17,660 16,000 1,660 6.85 6.42 0.43
Commercial

601,507 509,403 92,104 37,134 54,970
1,031 734 297 9.04 8.68 0.36 Construction 46,324 31,598 14,726 1,454 13,272
1,766 1,610 156 6.80 6.21 0.59 Leasing 60,051 49,993 10,058 4,994 5,064
7,770 7,398 372 5.64 5.46 0.18 Mortgage 219,216 202,076 17,140 6,783 10,357
3,208 3,049 159 13.94 13.03 0.91 Consumer 222,396 197,010 25,386 13,546 11,840
3,791 3,576 215 8.82 8.23 0.59 Auto 166,322 145,874 20,448 11,419 9,029
35,226 32,367 2,859 7.50 7.06 0.44 Total loans 1,315,816 1,135,954 179,862 75,330 104,532
$ 70,359 $ 67,306 $ 3,053 5.43% 4.78% 0.65 % Total earning assets $ 1,901,350 $ 1,598,484 $ 302,866 $ 201,247 $ 101,619
Interest bearing deposits:
$ 25,904 $ 23,774 $ 2,130 3.61% 2.72% 0.89 % NOW and money market [2] $ 465,474 $ 320,610 $ 144,864 $ 113,900 $ 30,964
14,716 14,895 (179) 0.93 0.57 0.36
Savings

67,966 41,889 26,077 24,160 1,917
8,780 7,409 1,371 3.11 2.02 1.09 Time deposits 135,995 74,204 61,791 40,371 21,420
49,400 46,078 3,322 2.73 1.91 0.82
Total interest bearing

deposits
669,435 436,703 232,732 178,431 54,301
15,129 15,592 (463)
Non-interest bearing demand
deposits
64,529 61,670 2,859 2.09 1.43 0.66 Total deposits 669,435 436,703 232,732 178,431 54,301
82 186 (104) 5.67 4.89 0.78 Short-term borrowings 2,318 4,509 (2,191) 1,603 (3,794)
Other medium and

988 1,124 (136) 5.13 5.10 0.03 long-term debt 25,239 28,493 (3,254) 14 (3,268)
Total interest bearing
50,470 47,388 3,082 2.78 2.00 0.78
liabilities (excluding demand
deposits) 696,992 469,705 227,287 180,048 47,239
4,760 4,326 434 Other sources of funds
$ 70,359 $ 67,306 $ 3,053 1.99% 1.41% 0.58 % Total source of funds 696,992 469,705 227,287 180,048 47,239
3.44% 3.37% 0.07%
Net interest margin/ income
on a taxable equivalent basis
(Non-GAAP) 1,204,358 1,128,779 75,579 $ 21,199 $ 54,380
2.65% 2.78% (0.13) % Net interest spread
Taxable equivalent
adjustment 85,302 65,455 19,847
3.20% 3.18% 0.02%
Net interest margin/ income
non-taxable equivalent basis
(GAAP) $ 1,119,056 $ 1,063,324 $ 55,732
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
For

the quarter

ended June

30, 2024,

the Corporation

recorded a

provision expense

of

$46.3 million

for credit

losses related

to
loans held-in-portfolio

and unfunded

commitments. The

provision for

loan losses

for the

quarter ended

June 30,

2024 was

$44.2
million, compared

to

a provision

expense of

$35.7 million

for the

quarter ended

June 30,

2023. The

reserve related

to unfunded
commitments for the second quarter

of 2024 was $2.1 million,

compared to a provision

expense of $2.2 million for

the same period
of 2023. The drivers of the variance

in the provision for loan losses by

business segments when comparing the quarter ended June
30, 2024, to the same quarter in 2023 were as

follows:
●

In the

BPPR segment,

a higher

provision expense

was recorded

for the

quarter ended

June 30,

2024 of

$48.6 million,
compared to

a provision

expense of

$28.4 million

for the

quarter ended

June 30,

2023, driven

by loan

growth in

BPPR
and higher reserves in our auto leasing portfolio

resulting from recent loss history.

●

In the Popular U.S. segment,

a release of $4.4 million

was recorded for the quarter

ended June 30, 2024, compared to

a
provision expense of $7.3 million for the same quarter

in 2023, driven by improvements in commercial credit ratings in PB.
For the

six months

ended June

30, 2024,

the Corporation

recorded a

provision for

credit loss

of $118.4

million for

its reserve

for
credit losses related to loans held-in-portfolio and unfunded commitments. The provision for loan losses expense for the six

months
ended June

30, 2024

was $116.5

million, compared

to an

expense of

$82.8 million

for the

six months

ended June

30, 2023.

The
provision for

unfunded commitments for

the six

months ended June

30, 2024

reflected an

expense of

$1.9 million,

compared to

a
provision expense of $2.8 million for the same period

of 2023.

●

In the BPPR

segment, the provision for

loan losses was an

expense of $109.6 million

for the six

months ended June 30,
2024, compared to an expense of $73.6 million for

the six months ended June 30, 2023, attributable to higher reserves in
our auto

leasing portfolio

mostly due

to the

recent loss

history and

changes in

the credit

quality of

the BPPR

consumer
portfolio.
●

In the Popular U.S. segment,

the provision for loan losses

was an expense of $7.0

million for the six months

ended June
30, 2024,

compared to

an expense

of

$9.2 million

for the

same

period in

2023. The

lower provision

was driven

by an
improvement in commercial credit ratings in PB.
At June

30, 2024,

the total

allowance for

credit losses

for loans

held-in-portfolio amounted to

$730.1 million,

compared to

$729.3
million as of December 31, 2023.

The ratio of the allowance for

credit losses to loans held-in-portfolio was

2.05% at June 30, 2024,
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

June 30,

2024, the

total allowance

for credit
losses

for

this

portfolio

amounted

to

$6.3

million,

compared

to

$5.8

million

as

of

December

31,

2023.

Refer

to

Note

6
to
Consolidated Financial Statements for additional information on the ACL for this portfolio.
Non-Interest Income
Non-interest

income

amounted to

$166.3

million

for the

quarter ended

June

30,

2024, compared

to

$160.5

million

for the

same
quarter of the previous year. The main factors that contributed to the variance in non-interest income were:

●

higher

income

from

mortgage

banking

activities

by

$3.4

million

mainly

due

to

fair

value

adjustments of

mortgage

servicing
rights (“MSRs”); and

●

higher other service fees

by $2.6 million mainly

due to higher debit

card service fees as

a result of higher volume

of costumer
transactions.
Non-interest income amounted to

$330.1 million for

the six months ended

June 30, 2024,

compared to $322.4 million

for the same
period of the previous year. The main factors that contributed to the variance in non-interest income were:

●

higher other service fees

by $6.8 million mainly due

to an increase in

debit cards transactional volume related fee

income and
higher credit card fees as a result of higher interchange

transactional volumes;

and
●

higher

service

charges

on

deposit

accounts

by

$2.5

million

mainly

due

to

higher

fees

resulting

mainly

from

non-balance
compensation in commercial deposits.

Operating Expenses
Operating expenses amounted to

$469.6 million for

the quarter ended

June 30, 2024,

an increase of

$9.3 million, when

compared
with the same quarter of 2023. The variance

in operating expenses was driven primarily by:
●

higher technology

and software

expenses

by

$7.4 million

mainly

due to

higher IT

professional and

consulting

fees

by

$3.4
million and higher software amortization expense by

$2.5 million;
●

higher personnel costs by $6.0 million mainly due to higher

salaries by $3.7 million as a result of annual salary

revisions and an
increase in headcount, and higher commissions and

incentive compensation by $3.4 million;
●

higher other

operating expenses

by $4.7

million mainly

due to

build up

on reserves

for operational

losses,

partially offset

by
lower pension plan costs as a result of annual

changes in actuarial assumptions;
●

higher FDIC deposit insurance expense by $3.8

million mainly due to higher average total assets;

and
●

higher processing and transactional services expenses by $2.3 million mainly due to higher credit card processing related fees
as a result of higher volume of transactions;
partially offset by:
●

lower professional

fees by

$12.4 million

mainly due

to lower

advisory expenses

arising from

corporate initiatives

focused on
regulatory, compliance and cyber security efforts, as well as those related to the Corporation's transformation initiative; and
●

higher other real estate owned (OREO) benefit

by $2.4 million mainly due to higher gain

on sale of commercial properties.
Operating

expenses

amounted

to

$952.7

million

for

the

six

months

ended

June

30,

2024,

an

increase

of

$51.7

million

when
compared with the

same period of

2023. Excluding the

$6.4 million of

interest accrued related

to prior period

tax withholdings and
the $14.3 million impact of the

FDIC Special Assessment, total expenses for six

months ended June 30, 2024, were

$932.0 million,
an increase of $31.0 million, when compared

with the same period of 2023. The main drivers

of the $31.0 million variance were:
●

higher

personnel

costs

by

$22.6

million

mainly

due

to

higher salaries

expense by

$7.7

million

as

a

result

of

annual salary
revisions

and

an

increase

in

headcount,

higher

commissions

and

incentive

compensation

by

$7.3

million,

an

increase

in
restricted stock expense by $2.8 million, and higher payroll taxes by $2.1 million;
●

higher technology and software expenses by $18.3 million mainly due to higher software amortization expense by $5.7 million, higher IT professional fees

by $5.3 million,

an increase of $4.8

million from network management

services and an increase

of
$1.9 million in application processing and hosting

services;
●

higher other

operating expenses

by $8.6

million mainly

due to

build up

on reserves

for operational

losses; partially

offset by
lower pension plan costs as a result of annual

changes in actuarial assumptions;
●

higher processing and transactional services expenses by $2.6 million mainly due higher credit card processing related fees as a result of higher volume of transactions; and
●

higher business

promotion expenses

by $2.5

million mainly

due to

higher customer

rewards programs

expense in

our credit
card business;
partially offset by:
●

lower professional

fees by

$16.9 million

mainly due

to lower

advisory expenses

arising from

corporate initiatives

focused on
regulatory, compliance and cyber security efforts, as well as those related to the Corporation's transformation initiative;

●

lower other

taxes expense

by $3.0

million mainly

due to

expenses related

to regulatory

examination fees

in BPPR

recorded
during the six months ended June 30, 2023; and
●

higher other real estate

owned (OREO) benefit by

$6.1 million mainly due

to higher gain on

sale of mortgage and

commercial
properties and a reduction in corporate advances

on mortgage loans.
Table 5 - Operating Expenses
Quarters ended June 30, Six months ended June 30,
(In thousands) 2024 2023 Variance 2024 2023 Variance
Personnel costs:
Salaries $ 128,634 $ 124,901 $ 3,733 $ 258,018 $ 250,294 $ 7,724
Commissions, incentives and other bonuses 30,626 27,193 3,433 69,237 58,355 10,882
Pension, postretirement and medical insurance 16,619 17,508 (889) 34,004 32,886 1,118
Other personnel costs, including payroll taxes 21,545 21,866 (321) 51,542 48,693 2,849
Total personnel

costs
197,424 191,468 5,956 412,801 390,228 22,573
Net occupancy expenses 27,692 27,165 527 55,733 53,204 2,529
Equipment expenses 9,662 9,561 101 19,229 17,973 1,256
Other taxes 15,333 16,409 (1,076) 29,708 32,700 (2,992)
Professional fees 37,744 50,132 (12,388) 66,662 83,563 (16,901)
Technology and

software expenses
79,752 72,354 7,398 159,214 140,913 18,301
Processing and transactional services:
Credit and debit cards 13,739 11,584 2,155 25,883 24,134 1,749
Other processing and transactional services 25,357 25,217 140 47,407 46,576 831
Total processing

and transactional services
39,096 36,801 2,295 73,290 70,710 2,580
Communications 4,357 4,175 182 8,914 8,263 651
Business promotion:
Rewards and customer loyalty programs 16,406 16,626 (220) 30,462 28,974 1,488
Other business promotion 9,043 8,457 586 15,976 14,980 996
Total business

promotion
25,449 25,083 366 46,438 43,954 2,484
Deposit insurance 10,581 6,803 3,778 34,468 15,668 18,800
Other real estate owned (OREO) income (5,750) (3,314) (2,436) (11,071) (5,008) (6,063)
Other operating expenses:
Operational losses 11,823 4,280 7,543 15,384 11,080 4,304
All other 15,679 18,572 (2,893) 40,390 36,133 4,257
Total other operating

expenses
27,502 22,852 4,650 55,774 47,213 8,561
Amortization of intangibles 734 795 (61) 1,529 1,590 (61)
Total operating

expenses
$ 469,576 $ 460,284 $ 9,292 $ 952,689 $ 900,971 $ 51,718
Income Taxes
For the quarter

and six months

ended June 30,

2024, the Corporation recorded

an income tax

expense of $40.5

million and $96.0
million with

an effective tax

rate (ETR) of

19% and 26%,

respectively, compared

to $43.5 million

and $89.8 million

with an ETR

of
22% and 24% for the respective periods of 2023.

The variance in income tax expense for the quarter ended June 30, 2024, reflects the

impact of

higher exempt

income and

other tax

credits when

compared to

the same

quarter of

year

2023. For

the six-month
period ended June 30,

2024, the higher income

tax reflects the tax withholding

expense recorded during the first

quarter on certain
intercompany distributions, amounting to $22.9 million, out of which $16.5 million corresponded to years 2014-2023 and $6.5 million was related

to a

distribution completed during

the period

ended March

31, 2024;

this negative variance

was partially

offset by

the
higher exempt income and other tax credits recorded this

year, compared with the same period of year 2023. Based on the Adjusted
Net Income, as

defined in the

non-GAAP Financial Measures

section of

this MD&A, the

ETR for

the six-month period

ended June
30, 2024, would have

been 21.3%. Refer to the

Non- GAAP Financial Measures section in

this MD&A for more

details on Adjusted
Net Income.
At June 30, 2024, the Corporation had a net deferred tax asset amounting to $1.0 billion, net of a valuation allowance of $0.5 billion.
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

The Corporate group reported a net income of $3.8 million for the quarter ended June 30, 2024, compared with a net income of $4.7
million for the same quarter of the previous year.

For the six months ended June 30, 2024, the Corporate group reported net loss of
$21.6 million, compared to a net

income of $6.0 million for the

same period of the previous year.

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

$157.2 million

for the

quarter ended

June 30,
2024, compared

with net

income of

$131.8 million

for the

same quarter

of

the previous

year.

The factors

that contributed

to the
variance in the financial results included the following:

●

Higher net interest income by $35.7 million mainly

due to:
●

higher interest income from money market and investment

securities by $33.8 million due to higher yields driven
by

the

increase

in

interest

rates

by

the

Federal

Reserve

and

higher

average

balances

of

U.S.

Treasury
securities; and
●

higher interest income from loans by $58.2 million mainly

due to higher average balances from commercial and
consumer loans, reflected in auto loans, credit cards

and personal loans;
partially offset by
●

higher interest

expense on

deposits by

$56.2 million

mainly due

to higher

costs

on the

market-linked Puerto
Rico

government

deposits,

and

the

higher

interest

rate

environment’s

impact

on

the

cost

of

interest-bearing
demand accounts and time deposits.
The

net

interest

margin

for

the

quarter

ended

June

30,

2024

was

3.40%

compared

to

3.21%

for

the

same

quarter

in

the
previous year.

The increase in

net interest margin

is driven by

the earnings assets

mix and the

higher yields from

investment
securities and loans, particularly commercial and consumer loans, due to the increase in rates; partially offset by higher cost of
deposits.
●

A provision

for loan

losses expense of

$50.4 million, compared

to a

provision expense of

$29.3 million in

quarter ended
June

30,

2023,

or

an

unfavorable

variance

of

$21.0

million

mainly

driven

by

higher

reserves

in

auto

leasing

portfolio
mostly due to the recent loss history and loan

growth;

●

Non-interest income was higher by $8.5 million mainly

due to:
●

higher

income

from

mortgage

banking

activities

by

$3.4

million

mainly

due

to

a

favorable

variance

of

$4.3
million in the fair value adjustment of mortgage service

rights;
●

higher other

service fees

by $2.5

million

mainly due

to

higher debit

card

fees as

result of

higher volumes

of
customer transactions;

and

●

higher other

operating income

by $2.0

million mostly

due to

a realized gain

resulting from

previously acquired
mortgage portfolios;
●

Higher operating expenses by $1.6 million mostly

due to:
●

higher other operating expense

by $5.4 million mostly

due to reserves for

operational losses; partially offset

by
lower pension plan expense as a result of

annual changes in actuarial assumptions;
●

higher

processing

and

transactional

services

by

$2.3

million

mainly

due

to

higher

credit

card

processing
expense as result of higher customer transactional

volumes;
●

higher personnel costs by $3.8 million driven by

higher annual salary revisions,

and increase in headcount;
●

higher FDIC deposit insurance expense by $2.2

million due to higher average total assets; and
●

higher technology

and software

expenses by

$1.5 million

mainly due

to higher

IT professional

and consulting
fees, higher amortization of software costs and higher

network management fees;
partially offset by
●

lower professional fees of $11.2 million mainly related to corporate initiatives focused on regulatory,

compliance
and cyber security efforts as well the Corporations

transformation initiatives;
●

higher

net

recoveries

from

OREO

by

$2.5

million

mainly

due

to

an

increase

in

gain

on

sale

of

commercial
properties;
●

Lower income tax expense by $3.8 million is

mainly due to higher net exempt income.

For the

six months

ended June 30,

2024, the BPPR

segment recorded net

income of $278.5

million compared to

a net

income of
$264.7 million for the

same period of the

previous year. The

factors that contributed to the

variance in the financial

results included
the following:
●

Higher net interest income by $58.7 million

mainly due to:
●

higher interest income from money market and investment

securities by $72.5 million due to higher yields driven
by the

re-investments of

maturities and

deployment of

liquidity to

higher yield

short-term treasury

bills, whose
interest is tax exempt in Puerto Rico.
●

higher interest

income from

loans by

$129.4 million

mainly due

to higher

average balances

from commercial
and consumer loans,
partially offset by
●

higher interest

expense on

deposits by

$143.0 million

mainly due

to higher

costs on

the market-linked

Puerto
Rico

government

deposits,

and

the

higher

interest

rate

environment’s

impact

on

the

cost

of

interest-bearing
demand accounts, time deposits, and savings deposits.
The net interest margin for the six months ended June 30, 2024 was 3.36% compared to 3.26% for the same quarter in the previous year. The

increase in net

interest margin is driven

by the earnings assets

mix and the

higher yields from

investment securities and
loans, particularly commercial and consumer loans,

due to the increase in rates; partially offset by

higher cost of deposits.

●

A unfavorable variance of

$36.0 million on the

provision for loan losses

mainly attributable to

higher reserves in our

auto
leasing portfolio and changes in credit quality

mostly due to consumer portfolios;

●

Non-interest income was higher by $6.7 million

mainly due to:
●

higher other service fees

by $5.1 million mainly due

to higher debit card

fees by $3.8 million

as result of higher
volume of customer transactions;
●

higher service charges on deposit accounts by

$2.7 million mainly due to higher no balance

compensation.
●

Higher operating expenses by $33.0 million mostly due

to:
●

higher personnel costs by $15.3 million driven by

higher annual salary revisions and increase in

headcount;
●

higher

FDIC

deposit

insurance

expense

by

$14.3

million

mostly

due

to

$12.7

million

on

FDIC

Special
Assessment recorded in the first quarter of 2024,

and higher average total assets;
●

higher

business

promotions

by

$2.4

million

due

to

higher

customer

rewards

expense

related

to

higher
transactional volumes and higher donations expenses;
●

higher other operating expense by $6.2 million mostly due to higher charges from the Corporate segment group by

$5.4

million,

mainly

from

higher

personnel

costs

and

advisory

services,

higher

reserves

for

operational
losses by

$3.4 million;

partially offset

by $3.0

million due

to lower

pension plan

expense as

a result

of annual
charges in actuarial assumptions;
●

higher

processing

and

transactional

services

by

$2.7

million

mainly

due

to

higher

credit

card

processing
expense as result of higher customer transactional

volumes;
●

higher

technology

and

software

expenses

by

$9.2

million

mainly

due

to

higher

network

management

fees,
higher amortization of software costs and higher IT

consulting fees;
partially offset by
●

lower professional fees of $11.5

million mainly due to lower

costs associated with several initiatives focused on
regulatory, compliance and cyber security efforts as well as the transformation initiative;
●

higher net

recoveries from

OREO by

$6.1 million

mainly due

to an

increase in

gain on

sale of

mortgage and
commercial properties;
●

Lower income

tax

expense of

$17.4 million

is mainly

due to

higher net

exempt income

and

higher tax

credit

recorded
during this period.
Popular U.S.
For the quarter ended June 30, 2024, the reportable segment of Popular U.S. reported a net income of $17.7 million, compared with a net income

of $15.3 million for

the same quarter of

the previous year.

The factors that contributed

to the variance

in the financial
results included the following:
●

Lower

net interest income by $1.7 million due to:

●

higher interest

expense on

deposits by

$36.0 million

mainly

due

to

higher interest

rates

and

higher average
balance;
partially offset by:
●

higher interest

income from

loans by

$20.4 million,

mainly from

growth in

the commercial

portfolio as

well as
higher yields due to increase in rates;

and
●

higher interest income from money market and investment

securities by $13.5 million due to higher yields.
The net

interest margin for

the quarter

ended June

30, 2024

was 2.60%

compared to

3.01% for

the same

quarter in

the previous
year driven by the higher cost of deposits.
●

An favorable variance of

$11.5 million

on the provision for

loan losses and unfunded commitments

reflecting a release of
the reserve

for credit

losses of

$3.6 million

for the

second quarter

of

2024 mostly

due to

improvements in

commercial
credit ratings,

compared to a provision expense of $7.9 million

recorded in the quarter ended June 30, 2023;
●

Higher operating expenses by $6.3 million mostly

due to:

●

higher other

operating expense

by

$3.3 million

due to

higher charges

allocated from

the

Corporate segment
group by $1.6 million mainly from higher personnel costs

and higher consulting fees.
●

Higher income tax expense by $1.1 million is

related to higher income before tax.
For the six months ended June 30, 2024, the reportable segment of Popular

U.S. recorded a net income of $24.8 million, compared
with

a

net

income

of

$40.3

million

for

the

same

period

of

the

previous

year.

The

factors

that

contributed

to

the

variance

in

the
financial results included the following:
●

Lower net interest income by $6.9 million due

to:
●

higher interest

expense on

deposits by

$87.3 million

mainly

due

to

higher interest

rates

and

higher average
balance;
partially offset by:
●

higher interest

income from

loans by

$46.8 million,

mainly from

growth in

the commercial

portfolio as

well as
higher yields due to increase in rates; and
●

higher interest income

from money market

and investment securities

by $31.7 million

due to higher

yields and
higher average balance.
The net interest margin for the six months ended June 30, 2024 was 2.60% compared to 3.17% for the same quarter in the previous year.
●

An

favorable

variance

of

$2.1

million

on

the

provision

for

loan

losses

and

unfunded

commitments

mainly

due

to

an
improvement in credit quality;
●

Higher operating expenses by $10.9 million mostly due

to:

●

higher other

operating expense

by

$4.9 million

due to

higher charges

allocated from

the

Corporate segment
group by $3.4 million, mainly from higher

personnel costs.
●

Higher income

tax expense

by $0.6

million due

to a

higher tax

credits;

partially offset

by a

lower income

before income
tax.

FINANCIAL CONDITION ANALYSIS

Assets
The Corporation’s

total assets

were $72.8

billion at

June 30,

2024, compared to

$70.8 billion

at December

31, 2023.

Refer to

the
Consolidated Statements of Financial Condition included

in this report for additional information.

Money market investments and debt securities available-for-sale
Money market

investments decreased

by

$147.5 million

as

of

June 30,

2024, when

compared to

December 31,

2023,

as these
funds were

used in

part for

the purchase of

debt securities and

loan originations. Debt

securities available-for-sale increased

$1.8
billion, mainly due to

purchases of U.S. Treasury

Securities.

Debt securities held-to-maturity decreased by

$218.8 million driven by
maturities

of

U.S.

Treasury

securities,

partially

offset

by

the

accretion

of

$88.4

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

Loans held-in-portfolio

increased by

$526.6 million

to $35.6

billion as

of June

30, 2024,

compared to

loans held-in-portfolio

as of
December 31,

2023. The

BPPR portfolio

increased by

$632.5 million,

driven by

the growth

in the

commercial, mortgage

and auto
loans portfolio,

and the PB

loan portfolio decreased by

$105.8 million, due in

part by commercial

loans payoffs, offset

by growth in
the construction loans portfolio.
The Corporation’s

$5.0 billion

non-owner occupied

commercial real

estate portfolio

is comprised

of $3.0

billion in

BPPR and

$2.0
billion in Popular U.S. and

is well diversified across a number

of tenants in different industries

and segments with exposure to retail
(35%

of

non-owner

occupied

CRE),

hotels

(20%)

and

office

space

(13%)

accounting

for

two

thirds

of

the

total

exposure.

The
approximate $624 million office space

exposure represents only 1.8% of

the total loan portfolio

and is comprised mainly of

mid-rise
properties with diversified tenants with average loan

size of $2 million across both BPPR and Popular

U.S.
Popular’s $2.4 billion commercial multi-family

portfolio represents approximately 7% of

total loans and is

concentrated in New York
Metro ($1.4 billion),

South Florida ($739 million) and

Puerto Rico ($191 million). In

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

a building

is common

across the

New York

Metro region

due to

tax incentives

awarded to

developers based

on rent
stabilized

units.

In

2024,

there

are

approximately $191

million

in multi-family

loans

in

our

New

York

Metro

portfolio expected

to
reprice.

Table 6 - Loans Ending Balances
(In thousands)
June 30, 2024 December 31, 2023
Variance

Loans held-in-portfolio:
Commercial

Commercial multi-family
$ 2,384,480 $ 2,415,620 $ (31,140)

Commercial real estate non-owner occupied
5,004,472 5,087,421 (82,949)

Commercial real estate owner occupied
3,143,817 3,080,635 63,182

Commercial and industrial
7,195,357 7,126,121 69,236
Total Commercial 17,728,126 17,709,797 18,329
Construction 1,105,759 959,280 146,479
Leasing 1,828,048 1,731,809 96,239
Mortgage 7,883,726 7,695,917 187,809
Consumer

Credit cards

1,162,557 1,135,747 26,810

Home equity lines of credit
68,992 65,953 3,039

Personal

1,879,619 1,945,247 (65,628)

Auto
3,773,292 3,660,780 112,512

Other
161,501 160,441 1,060
Total Consumer

7,045,961 6,968,168 77,793
Total loans held-in

-portfolio
$ 35,591,620 $ 35,064,971 $ 526,649
Loans held-for-sale:

Mortgage
$ 8,225 $ 4,301 $ 3,924
Total loans held-for-sale $ 8,225 $ 4,301 $ 3,924
Total loans $ 35,599,845 $ 35,069,272 $ 530,573

Other assets
Other

assets

amounted to

$2.2 billion

at

June

30, 2024,

compared to

$2.0

billion at

December 31,

2023.

The

increase in

other
assets was driven by U.S. Treasury

bills maturities and the accrual of interest

payments that were received after quarter end. Refer
to Note 12 to the Consolidated Financial Statements for

a breakdown of the principal categories that comprise the caption of “Other
Assets” in the Consolidated Statements of Financial

Condition at June 30, 2024 and December

31, 2023.

Liabilities
The Corporation’s total

liabilities were $67.5

billion at June

30, 2024, an

increase of $1.9

billion, when compared

to December 31,
2023, mainly due to an increase in deposits as

discussed below.

Deposits and Borrowings
The composition of the Corporation’s financing to total assets at June 30, 2024 and December 31, 2023

is included in Table 7.
Table 7 - Financing to Total

Assets
June 30,
December 31,

% increase (decrease)

% of total assets
(In millions) 2024 2023 from 2023 to 2024 2024 2023
Non-interest bearing core deposits $ 15,470 $ 15,420 0.3% 21.2% 21.8%
Interest-bearing core deposits 44,803 43,571 2.8 61.5 61.6
Interest-bearing other deposits 5,258 4,627 13.6 7.2 6.5
Repurchase agreements 106 91 16.5 0.2 0.1
Notes payable 941 987 (4.7) 1.3 1.4
Other liabilities 894 915 (2.3) 1.2 1.3
Stockholders’ equity 5,373 5,147 4.4 7.4 7.3
Total Deposits
The Corporation’s deposits totaled $65.5 billion as of

June 30, 2024, compared to $63.6 billion as of December

31, 2023. An
increase in the P.R. public sector, as well as increases in retail demand deposits and time deposits in PB, were the main drivers of
the $1.9 billion increase during the period.

P.R.

Public Sector Deposits
As of June 30, 2024, the Puerto Rico public sector deposits amounted to $19.7 billion, compared to $18.1 billion as of December

31,
2023.
Approximately

30%

of

the

Corporation’s

deposits

as

of

June

30,

2024

are

funds

deposited

by

the

Government

of

Puerto

Rico,
municipalities and government

instrumentalities and corporations. P.R

public sector deposit

costs are indexed

to changes in

short-
term market

rates with

a one-quarter

lag, in

accordance with contractual

terms. As

a result,

these costs

may lag

in variable

asset
repricing. These deposits require that the bank pledge high credit quality securities as collateral; therefore, liquidity risks arising from
deposit

outflows

are

lower.

Refer

to

the

Liquidity

section

in

this

MD&A

for

additional

information

on

the

Corporation’s

funding
sources.

Fluctuations

of

public

sector

deposit

balances

are

uncertain

and

difficult

to

predict.

Factors

that

could

impact

these
balances include, but are not limited to, the receipt of funds by the Puerto

Rico Government from federal disaster funding assistance
(i.e. hurricane or pandemic related funds) and other

events such as seasonal tax collections which may result

in increases of public
sector deposit balances at BPPR in the near term. The amount and timing of reductions in deposit balances depend on government
actions

such

as

the

speed

at

which

federal

assistance

is

distributed,

the

financial

condition,

liquidity

and

cash

management
practices of

the Puerto

Rico Government

and its

instrumentalities, and/or

the implementation

of fiscal

and debt

adjustment plans
approved pursuant

to PROMESA or

other actions

mandated by

the Fiscal

Oversight and Management

Board for

Puerto Rico

(the
“Oversight Board”).
Refer to Table 8 for a breakdown of the Corporation’s deposits at June 30, 2024 and December

31, 2023.

Table 8 - Deposits Ending Balances
(In thousands) June 30, 2024 December 31, 2023 Variance
Demand deposits

[1]
$ 25,879,406 $ 27,579,054 $ (1,699,648)
Savings, NOW and money market deposits (non-brokered) 29,724,473 26,817,844 2,906,629
Savings, NOW and money market deposits (brokered) 729,326 719,453 9,873
Time deposits (non-brokered) 8,225,750 7,546,138 679,612
Time deposits (brokered CDs) 971,907 955,754 16,153
Total deposits $ 65,530,862 $ 63,618,243 $ 1,912,619
[1] Includes interest and non-interest bearing demand deposits.

Borrowings
The Corporation’s borrowings totaled $1.0 billion at June 30, 2024 compared to $1.1 billion at December 31, 2023. Refer to Note 15 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.
Stockholders’ Equity
Stockholders’ equity

totaled $5.4

billion at

June 30,

2024, an

increase of

$225.7 million

when compared

to

December 31,

2023,
principally due

to net

income for

the six

months ended

June 30,

2024 of

$281.1 million

and the

change in

the accumulated

other
comprehensive loss driven

by the amortization

of unrealized losses

from securities previously

reclassified to HTM

of $70.7 million,
net of taxes, partially offset by the

after-tax impact of the increase in net unrealized losses in the portfolio of AFS securities of $54.2
million

and

common

and

preferred

dividends

declared

during

the

six-month

period

of

$90.4

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

The risk-based

capital ratios

presented in

Table

9,

which include

common equity

tier 1,

Tier

1 capital,

total capital

and leverage
capital as of June 30, 2024 and December

31, 2023.
Table 9 - Capital Adequacy

Data

(Dollars in thousands)

June 30, 2024

December 31, 2023

Common equity tier 1 capital:

Common stockholders equity - GAAP basis $ 5,350,535 $ 5,124,810
CECL transitional amount

[1]
42,376 84,751
AOCI related adjustments due to opt-out election 1,809,899 1,831,003
Goodwill, net of associated deferred tax liability (DTL) (663,058) (666,538)
Intangible assets, net of associated DTLs (8,235) (9,764)
Deferred tax assets and other deductions

(303,259) (310,947)
Common equity tier 1 capital $ 6,228,258 $ 6,053,315
Additional tier 1 capital:
Preferred stock 22,143 22,143
Additional tier 1 capital $ 22,143

$ 22,143
Tier 1 capital $ 6,250,401

$ 6,075,458

Tier 2 capital:
Trust preferred securities subject to phase in as

tier 2
192,674 192,674
Other inclusions (deductions), net 474,675 465,833
Tier 2 capital $ 667,349 $ 658,507
Total risk-based capital

$ 6,917,750

$ 6,733,965

Minimum total capital requirement to be well capitalized $ 3,779,409

$ 3,714,633

Excess total capital over minimum well capitalized $ 3,138,341

$ 3,019,332

Total risk-weighted

assets
$ 37,794,091

$ 37,146,330

Total assets for leverage

ratio
$ 73,240,055

$ 71,353,184

Risk-based capital ratios:

Common equity tier 1 capital 16.48% 16.30%

Tier 1 capital

16.54

16.36

Total capital

18.30

18.13

Tier 1 leverage

8.53

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
10%. The Corporation, BPPR and PB leverage ratio, common equity

Tier 1 ratio and Tier

1 capital ratio, respectively as of June 30,
2024, continue to exceed the minimum requirements

for being “well-capitalized” under the Basel III

capital rules.

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
to

phase

out

the

aggregate

amount

of

the

capital

benefit

provided

during

the

initial

two-year

delay.

As

of

June

30,

2024,

the
Corporation had phased-in 75% of

the cumulative CECL deferral with

the remaining impact to

be recognized over the

remainder of
the three-year transition period.
The increase in the common equity Tier

I capital ratio, Tier I

capital ratio, and total capital ratio as

of June 30, 2024 as compared to
December 31, 2023 was mainly due to

the six months period earnings. The increase in

leverage capital ratio was mainly due to

the
period

earnings,

partially

offset

by

higher

average

assets

which

are

impacted

by

zero-risk

weighted

assets

that

do

not

have

a
significant impact on the risk-weighted assets.
Reconciliation to Tangible Common Equity and Tangible Assets
Table

10 provides

a reconciliation of

total stockholders’ equity

to tangible common

equity and total

assets to tangible

assets

as of
June 30, 2024, and December 31, 2023.

Table 10 - Reconciliation

of Tangible Common Equity

and Tangible Assets
(In thousands, except share or per share information) June 30, 2024 December 31, 2023
Total stockholders’

equity
$ 5,372,678 $ 5,146,953
Less: Preferred stock (22,143) (22,143)
Less: Goodwill (804,428) (804,428)
Less: Other intangibles (8,235) (9,764)
Total tangible common

equity
$ 4,537,872 $ 4,310,618
Total assets

$ 72,845,072 $ 70,758,155
Less: Goodwill (804,428) (804,428)
Less: Other intangibles (8,235) (9,764)
Total tangible assets $ 72,032,409 $ 69,943,963
Tangible common

equity to tangible assets
6.30% 6.16%
Common shares outstanding at end of period 72,365,926 72,153,621
Tangible book value

per common share
$ 62.71 $ 59.74
Quarterly average
Total stockholders’

equity [1]
$ 6,303,672 $ 6,072,871
Average unrealized (gains) losses on AFS securities

transferred to HTM

595,362 683,077
Adjusted total stockholder's equity 6,899,034 6,755,948
Less: Preferred Stock (22,143) (22,143)
Less: Goodwill (804,427) (804,427)
Less: Other intangibles (8,706) (10,286)
Total tangible common

equity
$ 6,063,758 $ 5,919,092
Return on average tangible common equity 11.77% 6.32%

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

to $18.5

billion as

of June

30, 2024.

Other assets

subject to

market risk
include loans held-for-sale, which amounted

to $8 million, mortgage

servicing rights (“MSRs”) which

amounted to $113

million, and
securities classified as “trading”, which amounted to $28

million, as of June 30, 2024.

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

30, 2024

and December

31, 2023,

assuming a

static balance sheet
and parallel changes over flat spot rates over

a one-year time horizon:

Table 11

- Net Interest Income Sensitivity (One Year

Projection)
June 30, 2024 December 31, 2023
(Dollars in thousands) Amount Change Percent Change Amount Change Percent Change
Change in interest rate
+200 basis points 54,953 2.32 20,822 0.92
+100 basis points 29,332 1.24 11,496 0.51
-100 basis points 1,442 0.06 19,589 0.87
-200 basis points (17,583) (0.74) 16,971 0.75
As of June 30, 2024, NII simulations show the Corporation maintains an asset sensitive position that slightly increased as compared to

the

results

as

of

December

31,

2023.

The

primary

reasons

for

the

variation

in

sensitivity

are

changes

in

balance

sheet
composition driven by an increase in short-term U.S Treasury Bills (“T-

Bills”) partly offset by a reduction in overnight Fed Funds and
U.S Treasury

Notes (“T-

Notes”) coupled

with a

larger loan

portfolio on

the asset

side, combined

with an

increase in

Puerto Rico
public

sector

deposits

which

are

indexed

to

market

rates

and

higher

time

deposits.

These

results

suggest

that

changes

in

the
Corporation’s net

interest income sensitivity

are driven by

changes in the

composition of the

investment portfolio as

the term

bond
portfolio

continues

to

run

off

and

get

reinvested,

together

with

excess

reserves,

in

short-term

investments

such

as

T-Bills.
Additionally, variations in liability cost, primarily driven by Puerto Rico public sector deposits that represented $19.7 billion or 30% of deposits as

of June 30,

2024, as well

as changes in

the composition and

mix of

deposits, also impact

the sensitivity profile.

In the
more extreme declining rate scenarios,

net interest income would be affected as the repricing of

short-term assets and variable rate
loans slightly exceeds

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

from expected

short-term price

movements. BPPR’s

trading activities consist

primarily of

holding U.S.

Government
sponsored

mortgage-backed securities

classified

as

“trading” and

hedging

the

related

market

risk

with

“TBA”

(to-be-announced)
market

transactions.

The

objective

is

to

derive

spread

income

from

the

portfolio

and

not

to

benefit

from

short-term

market
movements. In

addition, BPPR

uses forward

contracts or

TBAs to

hedge its

securitization pipeline.

Risks related

to variations

in
interest rates

and market volatility

are hedged

with TBAs

that have

characteristics similar to

that of

the forecasted security

and its
conversion timeline.
At June

30, 2024,

the Corporation held

trading securities

with a

fair value

of $28

million, representing approximately

0.04% of the
Corporation’s total

assets, compared

with $32

million and

0.05%, respectively,

at December

31, 2023.

As shown

in Table

12, the
trading portfolio

consists principally

of mortgage-backed

securities and

U.S. Treasuries,

which at

June 30,

2024 were

investment
grade securities.

Table 12 - Trading

Portfolio
June 30, 2024 December 31, 2023
(Dollars in thousands)
Amount

Weighted
Average Yield [1] Amount
Weighted
Average Yield [1]
Mortgage-backed securities

$ 20,644 5.59% $ 14,373 5.69%
U.S. Treasury securities 7,064 4.15 16,859 4.29
Collateralized mortgage obligations 87 5.12 98 5.21
Puerto Rico government obligations 59 0.59 71 0.91
Interest-only strips

158 12.00 167 12.00
Other (includes related trading derivatives) 33 5.94 - -
Total

$ 28,045 5.25% $ 31,568 4.96%
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

The Corporation

has adopted

policies and

limits to

monitor the

Corporation’s liquidity

position and

that of

its banking

subsidiaries.
Additionally, contingency funding

plans are used to

model various stress events

of different magnitudes and

affecting different time
horizons that assist

management in evaluating

the size of

the liquidity buffers

needed if those

stress events

occur. However,

such
models

may

not

predict

accurately

how

the

market

and

customers

might

react

to

every

event,

and

are

dependent

on

many
assumptions.

Deposits, including

customer deposits,

brokered deposits

and public

funds deposits,

continue to

be the

most significant

source of
funds for the Corporation, funding 90% of the Corporation’s total assets at June 30, 2024 and December 31, 2023.

The ratio of total
ending

loans

to

deposits

was

54%

at

June

30,

2024

and

55%

at

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

Refer to Table 8 in this MD&A section for a breakdown of deposits by major types. Core deposits are generated from a large base of
consumer, corporate and

public sector customers. Core deposits

include certificates of deposit

under $250,000, all interest-bearing
transactional deposit accounts,

non-interest bearing deposits,

and savings deposits.

Core deposits exclude

brokered deposits and
certificates

of

deposit

over

$250,000.

Core

deposits,

excluding

P.R.

public

funds

that

are

fully

collateralized,

have

historically
provided

the

Corporation with

a sizable

source

of

relatively stable

and

low-cost

funds.

P.R.

public funds,

while

linked to

market
interest rates,

provide a stable

source of

funding with an

attractive earnings spread.

Core deposits totaled

$60.3 billion,

or 92% of
total

deposits,

at

June

30,

2024,

compared

with

$59.0

billion,

or

93%

of

total

deposits,

at

December

31,

2023.

Core

deposits
financed 87% of the Corporation’s earning assets at June

30, 2024, compared with 88% at December 31,

2023.
In addition, the Corporation maintains borrowing facilities with the FHLB and at the discount window of the Federal Reserve Bank of
New York (the “FRB”) and has a considerable amount of collateral pledged that can be used to raise funds under these

facilities.

During the

second quarter

of 2024

the Corporation

had no

material incremental

use of

its available

liquidity sources.

At June

30,
2024, the Corporation’s available liquidity increased to

$ 20.1 billion from $19.5 billion

on December 31, 2023. The liquidity sources
of the Corporation at June 30, 2024 are presented

in Table 13 below:
Table 13 - Liquidity Sources
June 30, 2024 December 31, 2023
(In thousands)
BPPR Popular U.S. Total BPPR Popular U.S. Total
Unpledged securities and unused funding
sources:
Money market (excess funds at the
Federal Reserve Bank) $ 4,761,986 $ 2,082,135 $ 6,844,121 $ 5,516,636 $ 1,475,143 $ 6,991,779
Unpledged securities 4,238,735 375,069 4,613,804 4,212,480 347,791 4,560,271
FHLB borrowing capacity 2,567,107 1,311,033 3,878,140 2,157,685 1,341,329 3,499,014
Discount window of the Federal Reserve
Bank borrowing capacity 3,237,668 1,491,137 4,728,805 2,605,674 1,818,946 4,424,620
Total available liquidity $ 14,805,496 $ 5,259,374 $ 20,064,870 $ 14,492,475 $ 4,983,209 $ 19,475,684
Refer

to

Note

15

to

the

Consolidated

Financial

Statements

for

additional

information

of

the

Corporation’s

borrowing

facilities
available through its banking subsidiaries.

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

over at June 30,

2024 is presented in

the
table that follows:
Table 14 - Distribution by

Maturity of Certificates of Deposit of $250,000 and Over
(In thousands)
3 months or less $ 2,291,275
Over 3 to 12 months 993,898
Over 1 year to 3 years 212,210
Over 3 years 179,080
Total $ 3,676,463
The

Corporation

had

$1.7

billion

in

brokered

deposits

at

June

30,

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

30, 2024, total

Puerto Rico
public sector

deposits were

$19.7 billion,

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

June 30,

2024, management

believes that

the banking

subsidiaries had

sufficient current

and projected

liquidity sources

to
meet their anticipated cash flow obligations,

as well as special needs

and off-balance sheet commitments, in the

ordinary course of
business.

Management also believes that as of June 30,

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

On June

30, 2024,

deposits with

balances in

excess of

$250,000, excluding

foreign deposits

(mainly deposits

in the

British Virgin
Islands) intercompany

deposits and

collateralized public

funds, were

$ 10.2

billion or

19% at

BPPR and

$ 2.7

billion or

24% at
Popular U.S., compared to available liquidity sources

of $ 14.8 billion at BPPR and $ 5.3 billion

at Popular U.S.
Table 15 - Deposits
30-Jun-24
Popular, Inc.
(Dollars in thousands)
BPPR % of Total Popular U.S. % of Total (Consolidated) % of Total
Deposits:
Deposits balances under $250,000 [1] $ 23,784,175 43% $ 8,074,913 68% $ 31,859,088 49%
Transactional deposits balances over
$250,000 7,999,569 15% 2,096,387 18% 10,095,956 15%
Time deposits balances over $250,000 2,201,823 4% 650,324 6% 2,852,146 4%
Uninsured foreign deposits 451,363 1% - - % 451,363 1%
Collateralized public funds 19,995,906 37% 276,403 2% 20,272,309 31%
Intercompany deposits 115,385 - % 762,811 6% - - %
Total deposits $ 54,548,221 100% $ 11,860,838 100% $ 65,530,862 100%
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

The outstanding balance

of notes payable

at the

BHCs amounted to

$593 million at

June 30,

2024 and $592

million at December
31, 2023.
The contractual maturities of the BHCs notes payable

at June 30, 2024 are presented in Table 16.
Table 16

- Distribution of BHC's Notes Payable by Contractual

Maturity
Year (In thousands)
2028 $ 394,556
Later years 198,359
Total $ 592,915
As of

June 30,

2024, the

BHCs had

cash and

money markets

investments totaling

$622 million

and borrowing

potential of

$165
million

from

its

secured

facility

with

BPPR.

The

BHCs’

liquidity

position

continues

to

be

adequate

with

sufficient

cash

on

hand,
investments and

other sources of

liquidity that are

expected to be

sufficient to

meet all

interest payments and

dividend obligations
for the

foreseeable future.

As indicated

in Table

16 above, the

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
of dividends to the

BHCs. The liquidity needs

of the non-banking subsidiaries

are minimal since most

of them are

funded internally
from

operating cash

flows

or from

intercompany borrowings

or capital

contributions from

their holding

companies. During

the six
months

ended June

30, 2024,

Popular,

Inc.

made capital

contributions of

$0.3 million

to

Popular Impact

Fund,

its

wholly owned
subsidiary.
Dividends
During

the

six

months

ended June

30,

2024,

the

Corporation declared

cash

dividends of

$1.24

per

common

share

outstanding
($89.7 million in the

aggregate). The dividends for the

Corporation’s Series A preferred stock

amounted to $0.7 million. On

July 24,
2024, the corporation announced an

increase in the Corporation’s

quarterly common stock dividend from

$0.62 to $0.70 per

share,
commencing with the dividend payable in the first

quarter of 2025, subject to the approval by

the Corporation’s Board of Directors.
During the six

months ended June 30,

2024, the BHCs

received dividends and distributions

amounting to $300 million

from BPPR,
$50

million

from

PNA,

$6 million

from

Popular Securities

and

$7 million

from

its

other non-banking

subsidiaries. Dividends

from
BPPR

constitute

Popular,

Inc.’s

primary

source

of

liquidity.

In

addition,

during

the

six

months

ended

June

30,

2024,

Popular
International Bank Inc.,

wholly owned subsidiary of

Popular, Inc.,

received $19.4 million in

cash dividends and

$2.9 million in

stock
dividends from its investment in BHD.

Other Funding Sources and Capital
In

addition to

cash reserves

held at

the

FRB that

totaled $

6.8 billion

at June

30, 2024,

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

June 30, 2024

and December
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

The following summarized financial information presents the financial position of the obligor group, on a combined basis at

June 30,
2024 and December 31, 2023, and the results of

their operations for the six-month period ended June 30,

2024 and June 30, 2023.
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

Table 17 - Summarized Statement

of Condition
(In thousands) June 30, 2024 December 31, 2023
Assets
Cash and money market investments $ 621,924 $ 388,025
Investment securities 33,412 29,973
Accounts receivables from non-obligor subsidiaries 22,699 14,469
Other loans (net of allowance for credit losses of $9 (2023

- $51))
26,309 26,906
Investment in equity method investees 5,255 5,265
Other assets 77,731 51,315
Total assets $ 787,330 $ 515,953
Liabilities and Stockholders' equity (deficit)
Accounts payable to non-obligor subsidiaries $ 7,210 $ 7,023
Notes payable 592,915 592,283
Other liabilities 120,300 114,660
Stockholders' equity (deficit) 66,905 (198,013)
Total liabilities and

stockholders' equity (deficit)
$ 787,330 $ 515,953
Table 18 - Summarized Statement

of Operations
For the period ended
(In thousands) June 30, 2024 June 30, 2023
Income:
Dividends from non-obligor subsidiaries $ 313,000 $ 104,000
Interest income from non-obligor subsidiaries and affiliates 7,106 6,950
Losses from investments in equity method investees (10) (78)
Other operating income 2,439 2,585
Total income $ 322,535 $ 113,457
Expenses:
Services provided by non-obligor subsidiaries and affiliates

(net of
reimbursement by subsidiaries for services provided by parent of
$120,987 (2023 - $112,210)) $ 6,447 $ 10,898
Other expenses 44,893 13,358
Total expenses $ 51,340 $ 24,256
Net income $ 271,195 $ 89,201
In addition to the dividend income reflected in

the Statement of Operations table above, during

the six months ended June
30, 2024, the obligor group recorded a $67.4

million of capital distributions from non-obligor

subsidiaries which were in an
accumulated loss position and accordingly were

recorded as a reduction to the investments.
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

could thus

be impacted

by its

financial performance

and capital,

including tangible

and regulatory

capital, thus

potentially
limiting the

amount of

cash moving

up to

the BHCs

from

the banking

subsidiaries. This

could,

in turn,

affect

the BHCs

ability to
declare

dividends

on

its

outstanding

common

and

preferred

stock,

repurchase

its

securities

or

meet

its

debt

obligations,

for
example.
During the six

months ended June

30, 2024, BPPR

declared cash dividends

of $300

million to PIHC.

As of

June 30,

2024, BPPR
can declare a dividend of approximately $409 million

without prior approval of the Federal Reserve

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

30, 2024

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

$26.4

million

at

June

30,

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
The

latest

Puerto

Rico

Economic Activity

Index,

published

by

the

Economic

Development Bank

for

Puerto

Rico

(the

“Economic
Activity Index”), reflected a 2.0% year-over-year decline and a

0.6% month-over-month decline in April 2024. The Economic Activity
Index is

a coincident

indicator of

ongoing economic

activity but

not a

direct measurement

of real

GNP.

The Puerto

Rico Planning
Board estimates that Puerto Rico’s real GNP grew 2.8%

during fiscal year 2024 (July 2023-June 2024) and projects 1.4% real GNP growth for fiscal year 2025 (July 2024-June 2025).
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

2.5%

during the

12-month period

ended April

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
Municipalities.

Puerto Rico’s

fiscal and

economic challenges

have also

adversely impacted its

municipalities. Historically,

the central

government
provided

significant

annual

subsidies

to

municipalities

based

on

a

statutory

formula.

However,

as

part

of

the

fiscal

measures
required

by

the

Oversight

Board,

municipal

subsidies

have

decreased

significantly

over

several

years

and

are

now

approved
through specific, non-recurring

appropriations. This decrease

has been partially

offset by

substantial non-recurring federal

disaster
and

COVID-relief funding

received by

municipalities in

recent years.

The latest

Puerto Rico

fiscal plan

certified by

the Oversight
Board provides for

the implementation of

a restructured grant

and transfer system

through which the

Commonwealth would award
specific

service

grants to

municipalities to

augment

existing municipal

service

delivery,

while also

incentivizing performance

and
enhanced accountability through the monitoring of outcome

metrics.

Municipalities are subject to PROMESA, and the Oversight Board has the authority to require them to submit fiscal plans and annual budgets for

review and

approval. The

Oversight Board

has imposed

this requirement

for certain

municipalities. Municipalities

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

At June

30, 2024,

the Corporation’s

direct exposure

to

PR

Government Entities

totaled $376

million, of

which $376

million were
outstanding, compared

to

$362 million

at

December 31,

2023, of

which $333

million

were outstanding.

A

deterioration in

Puerto
Rico’s fiscal and

economic situation could adversely

affect the value

of our Puerto

Rico government obligations, resulting

in losses
to

us.

Of

the

amount

outstanding,

$360

million

consists

of

loans

and

$16

million

are

securities

($314

million

and

$19

million,
respectively,

at

December

31,

2023).

Substantially

all

of

the

Corporation’s

direct

exposure

outstanding

at

June

30,

2024

were
obligations from various

Puerto Rico municipalities.

In most

cases, these were

“general obligations” of

a municipality,

to which

the
applicable municipality

has

pledged its

good faith,

credit

and unlimited

taxing

power,

or “special

obligations” of

a municipality,

to
which the applicable municipality has pledged basic property tax or sales tax revenues.
At June 30, 2024, 79% of the

Corporation’s
exposure to municipal loans and securities was concentrated in the municipalities of San Juan,

Guaynabo, Carolina and Caguas.

In
July 2024,

the Corporation

received scheduled

principal payments

amounting to

$40 million

from various

obligations from

Puerto
Rico

municipalities.

For

additional

discussion

of

the

Corporation’s

direct

exposure

to

the

Puerto

Rico

government

and

its
instrumentalities and municipalities, refer to Note

20 – Commitments and Contingencies to the

Consolidated Financial Statements.

In addition,

at June

30, 2024,

the Corporation had

$229 million

in loans

insured or

securities issued by

Puerto Rico

governmental
entities, but for

which the principal source

of repayment is

non-governmental ($238 million at December 31, 2023).

These included
$183 million in

residential mortgage loans insured

by the Puerto

Rico Housing Finance Authority

(“HFA”), a

PR Government Entity
(December 31, 2023 - $191 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the

HFA

insurance

covers

losses

in

the

event

of

a

borrower

default

and

upon

the

satisfaction

of

certain

other

conditions.

The
Corporation also had at June 30, 2024, $39 million in bonds issued by HFA which are secured by second mortgage loans on Puerto
Rico residential properties, and for which

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

30, 2024, BPPR had

$19.7 billion in deposits from

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

30, 2024,

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

2024, it

has a

loan portfolio

amounting to

approximately
$201 million comprised of various retail and commercial

clients, compared to a loan portfolio of $205 million

at December 31, 2023.
U.S. Government
As further detailed in Notes

5 and 6 to the

Consolidated Financial Statements, a substantial portion of the

Corporation’s investment
securities

represented exposure

to

the

U.S.

Government in

the

form

of

U.S. Government

sponsored entities,

as

well

as

agency
mortgage-backed and U.S. Treasury securities. In addition, $2.0 billion of residential mortgages, and $90.9 million commercial loans were insured

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
Credit

quality

metrics

in

the

second

quarter

of

2024

improved

when

compared

to

the

previous

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

Total

NPAs

as of

June 30,

2024 decreased

by $26

million when

compared with

December 31,

2023. Total

non-performing loans
held-in-portfolio

(“NPLs”)

decreased

by

$16

million

from

December

31,

2023.

BPPR’s

NPLs

decreased

by

$42

million,

broadly
reflected

across

most

loan

categories.

Popular

U.S.

NPLs

increased

by

$26

million,

driven

by

higher

commercial

NPLs

by

$27
million, mostly impacted by a single $17 million loan.

On June 30, 2024, the ratio of NPLs to total loans held-in-portfolio was 1.0%, flat when compared to December 31, 2023. Other real estate owned loans (“OREOs”)

decreased by $10 million

from December 31, 2023.

The decrease in OREO

was driven by

the sale
of a

commercial property

in BPPR.

On June

30, 2024,

NPLs secured

by real

estate amounted

to $207

million in

the Puerto

Rico
operations and $49 million in Popular U.S,

compared with $231 million and $24 million, respectively, on December 31,

2023.
The Corporation’s

commercial loan

portfolio secured

by real

estate (“CRE”)

amounted to

$10.5 billion

on June

30, 2024,

of which
$3.1 billion was secured with owner occupied properties,

compared with $10.6 billion and $3.1 billion, respectively, on December 31,
2023. Office space

leasing exposure in

our non-owner occupied

CRE portfolio is

limited, representing only

1.8% or $624

million of
our total loan portfolio. The exposure is mainly comprised of low- to mid- rise properties with average loan size of

$2.0 million and is
well diversified across tenant type.
CRE NPLs amounted to

$65 million on June

30, 2024, compared with

$48 million on December

31, 2023, driven by

the single $17
million loan mentioned above. The CRE NPL

ratios for the BPPR and Popular U.S.

segments were 0.71% and 0.55%, respectively,
on June 30, 2024, compared with 0.86% and

0.13%, respectively, on December 31, 2023.
In addition

to the

NPLs included

in Table

19, on

June 30,

2024, there

were $624

million of

performing loans,

mostly commercial
loans, which in management’s opinion, are currently subject to potential future classification as non-performing (December 31, 2023
- $510 million).
For the

quarter ended

June 30,

2024, total

inflows of

NPLs held-in-portfolio,

excluding consumer

loans, increased

by $18

million,
when compared

to the

inflows for

the same

period in

2023. Inflows

of NPLs

held-in-portfolio at

the BPPR

segment remained

flat,
compared to the

same period in

2023. Inflows of

NPLs held-in-portfolio at the

Popular U.S. segment

increased by $17 million

from
the same period in 2023, mainly driven by higher

commercial inflows by $18 million driven by abovementioned

$17 million loan.

Table 19 - Non-Performing

Assets
June 30, 2024 December 31, 2023
(Dollars in thousands) BPPR
Popular
U.S.
Popular,
Inc.
As a % of
loans HIP
by
category BPPR
Popular
U.S.
Popular,
Inc.
As a % of
loans HIP
by
category
Commercial
Commercial multi-family
$ 443 $ 8,700 $ 9,143 0.4% $ 1,991 $ - $ 1,991 0.1%
Commercial real estate non-owner
occupied 7,484 1,025 8,509 0.2 8,745 1,117 9,862 0.2
Commercial real estate owner
occupied 25,285 22,256 47,541 1.5 29,430 6,274 35,704 1.2
Commercial and industrial

22,958 5,782 28,740 0.4 32,826 3,772 36,598 0.5
Total Commercial

56,170 37,763 93,933 0.5 72,992 11,163 84,155 0.5
Construction - - - - 6,378 - 6,378 0.7
Leasing 7,059 - 7,059 0.4 8,632 - 8,632 0.5
Mortgage 163,790 11,554 175,344 2.2 175,106 11,191 186,297 2.4
Consumer

Home equity lines of credit
- 3,780 3,780 5.5 - 3,733 3,733 5.7

Personal

19,650 1,851 21,501 1.1 19,031 2,805 21,836 1.1

Auto
39,333 - 39,333 1.0 45,615 - 45,615 1.2

Other Consumer

885 - 885 0.5 964 1 965 0.6
Total Consumer

59,868 5,631 65,499 0.9 65,610 6,539 72,149 1.0
Total non-performing

loans held-in-
portfolio 286,887 54,948 341,835 1.0% 328,718 28,893 357,611 1.0%
Other real estate owned (“OREO”) 69,769 456 70,225 80,176 240 80,416
Total non-performing

assets
[1] $ 356,656 $ 55,404 $ 412,060 $ 408,894 $ 29,133 $ 438,027
Accruing loans past due 90 days or
more [2] $ 237,371 $ 210 $ 237,581 $ 268,362 $ 109 $ 268,471
Ratios:
Non-performing assets to total assets 0.63% 0.35% 0.57% 0.74% 0.19% 0.62%
Non-performing loans held-in-portfolio
to loans held-in-portfolio

1.14 0.53 0.96 1.34 0.27 1.02
Allowance for credit losses to loans
held-in-portfolio 2.56 0.83 2.05 2.61 0.85 2.08
Allowance for credit losses to non-
performing loans, excluding held-for-
sale 224.34 157.37 213.58 194.65 309.70 203.95
[1] There were no non-performing loans held-for-sale

as of June 30, 2024 and December 31, 2023.
[2] It is the Corporation’s policy to report delinquent

residential mortgage loans insured by FHA or guaranteed

by the VA as accruing

loans past due 90
days or

more as

opposed to

non-performing

since the

principal repayment

is insured.

These balances

include $81

million of

residential

mortgage
loans

insured

by

FHA

or

guaranteed

by

the

VA

that

are

no

longer

accruing

interest

as

of

June

30,

2024

(December

31,

2023

-

$106

million).
Furthermore,

the Corporation

has approximately

$34 million

in reverse

mortgage

loans which

are

guaranteed

by

FHA, but

which are

currently

not
accruing

interest.

Due

to

the guaranteed

nature

of

the loans,

it is

the Corporation’s

policy

to

exclude

these

balances

from

non-performing

assets
(December 31, 2023 - $38 million).

Table 20 - Activity in Non

-Performing Loans Held-in-Portfolio (Excluding Consumer

Loans)
For the quarter ended June 30, 2024 For the six months ended June 30, 2024
(Dollars in thousands) BPPR Popular U.S. Popular, Inc. BPPR Popular U.S. Popular, Inc.
Beginning balance $ 229,796 $ 49,478 $ 279,274 $ 254,476 $ 22,354 $ 276,830
Plus:
New non-performing loans 41,040 25,907 66,947 74,543 61,280 135,823
Advances on existing non-performing loans - 298 298 - 320 320
Less:
Non-performing loans transferred to OREO (4,540) (24) (4,564) (8,649) (24) (8,673)
Non-performing loans charged-off (5,590) (18) (5,608) (13,899) (968) (14,867)
Loans returned to accrual status / loan collections (40,746) (26,324) (67,070) (86,511) (33,645) (120,156)
Ending balance NPLs $ 219,960 $ 49,317 $ 269,277 $ 219,960 $ 49,317 $ 269,277
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
For the quarter ended June 30, 2024 For the six months ended June 30, 2024
(Dollars in thousands) BPPR Popular U.S.
Popular, Inc.

BPPR Popular U.S.
Popular, Inc.

Beginning balance $ 63,323 $ 21,407 $ 84,730 $ 72,992 $ 11,163 $ 84,155
Plus:
New non-performing loans 4,031 21,940 25,971 8,374 36,979 45,353
Advances on existing non-performing loans - 282 282 - 302 302
Less:
Non-performing loans transferred to OREO (280) - (280) (280) - (280)
Non-performing loans charged-off (5,700) - (5,700) (13,699) (950) (14,649)
Loans returned to accrual status / loan
collections (5,204) (5,866) (11,070) (11,217) (9,731) (20,948)
Ending balance NPLs $ 56,170 $ 37,763 $ 93,933 $ 56,170 $ 37,763 $ 93,933

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

For the quarter ended June 30, 2024 For the six months ended June 30, 2024
(Dollars in thousands) BPPR Popular U.S.
Popular, Inc.

BPPR Popular U.S.
Popular, Inc.

Beginning balance $ - $ - $ - $ 6,378 $ - $ 6,378
Less:
Loans returned to accrual status / loan collections - - - (6,378) - (6,378)
Ending balance NPLs $ - $ - $ - $ - $ - $ -
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
New non-performing loans 9,284 - 9,284 9,284 - 9,284
Ending balance NPLs $ 9,284 $ - $ 9,284 $ 9,284 $ - $ 9,284

Table 26 - Activity in Non

-Performing Mortgage Loans Held-in-Portfolio
For the quarter ended June 30, 2024
For the six months ended

June 30, 2024
(Dollars in thousands) BPPR
Popular
U.S.
Popular, Inc.

BPPR Popular U.S.
Popular, Inc.

Beginning balance $ 166,473 $ 28,071 $ 194,544 $ 175,106 $ 11,191 $ 186,297
Plus:
New non-performing loans 37,009 3,967 40,976 66,169 24,301 90,470
Advances on existing non-performing loans - 16 16 - 18 18
Less:
Non-performing loans transferred to OREO (4,260) (24) (4,284) (8,369) (24) (8,393)
Non-performing loans charged-off 110 (18) 92 (200) (18) (218)
Loans returned to accrual status / loan
collections (35,542) (20,458) (56,000) (68,916) (23,914) (92,830)
Ending balance NPLs $ 163,790 $ 11,554 $ 175,344 $ 163,790 $ 11,554 $ 175,344
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
Loans returned to accrual status / loan collections (48,419) (4,675) (53,094) (89,665) (13,237) (102,902)
Ending balance NPLs $ 194,219 $ 14,577 $ 208,796 $ 194,219 $ 14,577 $ 208,796

Loan Delinquencies
Another key measure used to evaluate and

monitor the Corporation’s asset quality is loan

delinquencies. Loans delinquent 30 days
or more, as a percentage of their related portfolio

category on June 30, 2024 and December 31, 2023,

are presented below.
Table 28 - Loan Delinquencies
(Dollars in thousands) June 30, 2024 December 31, 2023
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Commercial

Commercial multi-family $ 12,338 $ 2,384,480 0.52% $ 13,657 $ 2,415,620 0.57%
Commercial real estate
non-owner occupied 15,499 5,004,472 0.31 17,051 5,087,421 0.34
Commercial real estate
owner occupied 66,638 3,143,817 2.12 69,239 3,080,635 2.25
Commercial and industrial 45,521 7,195,357 0.63 58,953 7,126,121 0.83
Total Commercial

139,996 17,728,126 0.79 158,900 17,709,797 0.90
Construction

5,479 1,105,759 0.50 6,378 959,280 0.66
Leasing 32,761 1,828,048 1.79 35,491 1,731,809 2.05
Mortgage
[1]
802,382 7,883,726 10.18 859,537 7,695,917 11.17
Consumer

Credit cards

48,399 1,162,557 4.16 46,436 1,135,747 4.09
Home equity lines of credit 5,132 68,992 7.44 5,465 65,953 8.29
Personal

59,250 1,879,619 3.15 59,682 1,945,247 3.07
Auto

168,149 3,773,292 4.46 173,119 3,660,780 4.73
Other 3,645 161,501 2.26 3,063 160,441 1.91
Total Consumer

284,575 7,045,961 4.04 287,765 6,968,168 4.13
Loans held-for-sale - 8,225 - - 4,301 -
Total

$ 1,265,193 $ 35,599,845 3.55% $ 1,348,071 $ 35,069,272 3.84%
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
in economic

conditions, and

in the

condition of

the various

markets in

which collateral

may be

sold, may

also affect

the required
level of

the allowance

for credit

losses. Consequently,

the business

financial condition,

liquidity,

capital, and

results of

operations
could also be affected.

On June 30, 2024, the ACL was flat from December 31, 2023, at $730 million. The ACL for BPPR increased by $4 million, driven by higher

commercial

and

auto

loan

volume,

higher

qualitative reserves

and

changes

in credit

quality,

in

part

offset

by

changes

in
macroeconomic scenarios and lower NCOs. In PB, the

ACL decreased by $3 million, when compared to

December 31, 2023, mainly
driven

by

lower consumer

loan volumes.

The Corporation’s

ratio of

the allowance

for credit

losses to

loans held-in-portfolio

was
2.05% on June

30, 2024, compared to

2.08% on December

31, 2023. The

ratio of the

allowance for credit losses

to NPLs held-in-
portfolio stood at 213.6%, compared to 204.0% on

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
The provision for

credit losses for the

period ended June 30,

2024, was $44.2 million,

compared to an expense

of $35.7 million

for
the period

ended June

30, 2023, mostly

related to

higher NCOs

due to

credit normalization.

The provision

expense related to

the
loans-held-in-portfolio for

the

six-month

period

ended

June

30,

2024

was

$116.5

million,

compared

to

the

provision

expense

of
$82.8 million for

the six-month period

ended June

30, 2023. Refer

to Note

8 to

the Consolidated Financial

Statements, and to

the
Provision for Credit Losses section of this MD&A

for additional information.

Table 29 - Allowance for Credit

Losses - Loan Portfolios
June 30, 2024
(Dollars in thousands) Total ACL
Total loans held-
in-portfolio
ACL to loans held-
in-portfolio
Total non-
performing loans
held-in-portfolio
ACL to non-
performing loans
held-in-portfolio
Commercial

Commercial multi-family
$ 11,180 $ 2,384,480 0.47% $ 9,143 122.28%

Commercial real estate non-owner occupied
64,235 5,004,472 1.28% 8,509 754.91%

Commercial real estate owner occupied
58,190 3,143,817 1.85% 47,541 122.40%

Commercial and industrial

126,482 7,195,357 1.76% 28,740 440.09%
Total Commercial

$ 260,087 $ 17,728,126 1.47% $ 93,933 276.89%
Construction 12,889 1,105,759 1.17% - N.M.
Leasing 14,385 1,828,048 0.79% 7,059 203.78%
Mortgage 83,289 7,883,726 1.06% 175,344 47.50%
Consumer

Credit cards
86,313 1,162,557 7.42% - N.M.

Home equity lines of credit
1,726 68,992 2.50% 3,780 45.66%

Personal

107,448 1,879,619 5.72% 21,501 499.73%

Auto
157,449 3,773,292 4.17% 39,333 400.30%

Other Consumer

6,491 161,501 4.02% 885 733.45%
Total Consumer

$ 359,427 $ 7,045,961 5.10% $ 65,499 548.75%
Total $ 730,077 $ 35,591,620 2.05% $ 341,835 213.58%
N.M - Not meaningful.
Table 30 - Allowance for Credit

Losses - Loan Portfolios
December 31, 2023
(Dollars in thousands) Total ACL
Total loans held-
in-portfolio
ACL to loans held-
in-portfolio
Total non-
performing loans
held-in-portfolio
ACL to non-
performing loans
held-in-portfolio
Commercial

Commercial multi-family
$ 13,740 $ 2,415,620 0.57% $ 1,991 690.11%

Commercial real estate non-owner occupied
65,453 5,087,421 1.29% 9,862 663.69%

Commercial real estate owner occupied
56,864 3,080,635 1.85% 35,704 159.27%

Commercial and industrial

122,356 7,126,121 1.72% 36,598 334.32%
Total Commercial

$ 258,413 $ 17,709,797 1.46% $ 84,155 307.07%
Construction 12,686 959,280 1.32% 6,378 198.90%
Leasing 9,708 1,731,809 0.56% 8,632 112.47%
Mortgage 83,214 7,695,917 1.08% 186,297 44.67%
Consumer

Credit cards
80,487 1,135,747 7.09% - N.M.

Home equity lines of credit
1,978 65,953 3.00% 3,733 52.99%

Personal

117,790 1,945,247 6.06% 21,836 539.43%

Auto
157,931 3,660,780 4.31% 45,615 346.23%

Other Consumer

7,134 160,441 4.45% 965 739.27%
Total Consumer

$ 365,320 $ 6,968,168 5.24% $ 72,149 506.34%
Total $ 729,341 $ 35,064,971 2.08% $ 357,611 203.95%
N.M - Not meaningful.

Annualized net charge-offs (recoveries)
The following

tables present

annualized net charge-offs

(recoveries) to average

loans held-in-portfolio (“HIP”)

by loan

category for
the quarters and six months ended June 30, 2024 and

2023.
Table 31 - Annualized Net Charge

-offs (Recoveries) to Average Loans

Held-in-Portfolio
Quarters ended
June 30, 2024 June 30, 2023
BPPR Popular U.S. Popular Inc. BPPR Popular U.S. Popular Inc.
Commercial

0.20% 0.04% 0.13% (0.06) % 0.10% 0.01%
Construction ― (0.04) (0.04) ― ― ―
Mortgage (0.23) (0.01) (0.19) (0.22) (0.03) (0.19)
Leasing 0.60 ― 0.60 0.39 ― 0.39
Consumer 2.68 6.58 2.80 1.37 4.87 1.52
Total annualized

net charge-offs
(recoveries) to average loans held-in-
portfolio 0.79% 0.16% 0.61% 0.33% 0.22% 0.29%
Six months ended
June 30, 2024 June 30, 2023
BPPR Popular U.S. Popular Inc. BPPR Popular U.S. Popular Inc.
Commercial

0.25% 0.04% 0.15% (0.06) % (0.01) % (0.04) %
Construction ― (0.02) (0.02) ― ― ―
Mortgage (0.25) (0.01) (0.21) (0.24) (0.02) (0.20)
Leasing 0.72 ― 0.72 0.24 ― 0.24
Consumer 2.83 7.54 2.98 1.84 4.84 1.97
Total annualized

net charge-offs
(recoveries) to average loans held-in-
portfolio 0.86% 0.19% 0.66% 0.44% 0.14% 0.35%
NCOs for

the quarter

ended June

30, 2024,

amounted to

$53.6 million,

increasing by

$29.6 million

when compared

to the

same
period in 2023.

The BPPR segment

increased by $30.6

million mainly driven

by higher consumer

and commercial NCOs

by $23.7
million

and $6.2

million, respectively.

The consumer

NCOs increase

is

reflective of

credit normalization.

The PB

segment

NCOs
decreased by $1 million, mainly driven by lower

commercial NCOs.
NCOs for the six months ended June 30, 2024, amounted to $115.8 million, increasing by $59.0 million when compared to the same
period in 2023.

The BPPR segment

increased by $55.7

million mainly driven

by higher consumer

and commercial NCOs

by $37.7
million and

$14.4 million,

respectively.

The consumer

NCOs increase

is reflective

of credit

normalization.

The PB

segment NCOs
increased by $3.3 million, mainly driven by higher

commercial NCOs by $2.2 million.
Loan Modifications
For the quarter

ended June 30,

2024, modified loans

to borrowers with

financial difficulty amounted

to $178 million,

of which $164
million were

in accruing

status. The

BPPR segment’s

modifications to

borrowers with

financial difficulty

amounted to

$171 million,
mainly

comprised

of

commercial and

mortgage

loans

of

$145

million

and

$22

million,

respectively.

A

total

of

$14

million

of

the
mortgage modifications were related to

government guaranteed loans. The Popular

U.S. segment’s modifications to borrowers

with
financial difficulty amounted to $7 million, mostly comprised of commercial loans.
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

June 30, 2024.
Issuer Purchases of Equity Securities
The following table sets forth the details of

purchases of Common Stock by the Corporation

during the quarter ended June 30, 2024:
Issuer Purchases of Equity Securities
Not in thousands
Period
Total Number of
Shares Purchased [1]
Average Price Paid per
Share
Total Number of

Shares
Purchased as Part of Publicly
Announced Plans or Programs
Approximate Dollar Value of
Shares that May Yet be
Purchased Under the Plans or
Programs
April

1 - April 30
5,770 $ 88.09 - $-
May 1 - May 31 30,908 86.80 - -
June 1 - June 30 - - - -
Total

36,678 $ 87.00 - $-
[1] Includes 5,770 and

30,908 shares of

the Corporation’s common

stock acquired by

the Corporation during

April 2024 and

May 2024, respectively,

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

(as defined in Item 408(c) of Regulation

S-K).

Item 6.

Exhibits

Exhibit Index
Exhibit No Exhibit Description
3.1
Amended and Restated By-laws of Popular, Inc. as of May 9, 2024 (Incorporated by reference to Exhibit
3.1 of Popular, Inc.’s Current Report on Form 8-K dated May 9, 2024 and filed on May 10, 2024)
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF Inline XBRL Taxonomy Extension Definitions Linkbase Document (1)
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
(1)
104
The cover page of Popular, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024,
formatted in Inline XBRL (included within the Exhibit

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
POPULAR, INC.
(Registrant)
Date: August 9, 2024 By: /s/ Jorge J. García
Jorge J. García
Executive Vice President &
Chief Financial Officer
Date: August 9, 2024 By: /s/ Denissa M. Rodríguez
Denissa M. Rodríguez
Senior Vice President & Corporate Comptroller