Form 10-Q
period 2024-09-30
POPULAR, INC.
filed 2024-11-12
CIK 763901

1
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-Q
[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended

September 30, 2024
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
[

]

Yes
[X]

No
Indicate

the

number

of

shares

outstanding

of

each

of

the

issuer’s

classes

of

common

stock,

as

of

the

latest
practicable date:

Common Stock, $0.01 par value,
71,306,133

shares outstanding as of November 7, 2024.

POPULAR INC
INDEX
Part I – Financial Information Page
Item 1. Financial Statements
Unaudited Consolidated Statements of Financial Condition

at September 30, 2024
and December 31, 2023 6
Unaudited Consolidated Statements of Operations for

the quarters

and nine months ended September 30, 2024

and 2023
7
Unaudited Consolidated Statements of Comprehensive

Income (Loss) for the
quarters and nine months ended September 30,

2024 and 2023
8
Unaudited Consolidated Statements of Changes in

Stockholders’ Equity for the
quarters and nine months ended September 30,

2024 and 2023
9
Unaudited Consolidated Statements of Cash Flows for

the nine months

ended September 30, 2024 and 2023 11
Notes to Unaudited Consolidated Financial Statements 13
Item 2. Management’s Discussion and Analysis of Financial

Condition and

Results of Operations
135
Item 3. Quantitative and Qualitative Disclosures about

Market Risk

185
Item 4. Controls and Procedures 185
Part II – Other Information
Item 1. Legal Proceedings 185
Item 1A. Risk Factors 185
Item 2. Unregistered Sales of Equity Securities and

Use of Proceeds
185
Item 3. Defaults Upon Senior Securities 186
Item 4. Mine Safety Disclosures 186
Item 5. Other Information 186
Item 6. Exhibits 186
Signatures 188

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
Cash and due from banks $
427,594
$
420,462
Money market investments:

Time deposits with other banks

6,530,788
6,998,871
Total money market investments
6,530,788
6,998,871
Trading account debt securities, at fair value:

Other trading account debt securities
30,843
31,568
Debt securities available-for-sale, at fair

value:
Pledged securities with creditors’ right to repledge

31,500
72,827
Other debt securities available-for-sale
17,154,623
16,656,217
Debt securities available-for-sale
17,186,123
16,729,044
Debt securities held-to-maturity, at amortized cost:
Pledged securities with creditors’ right to repledge

27,154
27,083
Other debt securities held-to-maturity
7,838,140
8,167,252
Debt securities held-to-maturity (fair

value 2024 - $
7,915,928
; 2023 - $
8,159,385
)
7,865,294
8,194,335
Less – Allowance for credit losses
5,430
5,780
Debt securities held-to-maturity, net
7,859,864
8,188,555
Equity securities (realizable value 2024 -

$
198,920
; 2023 - $
194,641
)
198,191
193,726
Loans held-for-sale, at fair value
5,509
4,301
Loans held-in-portfolio
36,599,612
35,420,879
Less – Unearned income
404,645
355,908

Allowance for credit losses
744,320
729,341
Total loans held-in-portfolio, net
35,450,647
34,335,630
Premises and equipment, net
624,376
565,284
Other real estate
63,028
80,416
Accrued income receivable
257,406
263,433
Mortgage servicing rights, at fair value
108,827
118,109
Other assets
1,767,919
2,014,564
Goodwill
804,428
804,428
Other intangible assets
7,531
9,764
Total assets $
71,323,074
$
70,758,155
Liabilities and Stockholders’ Equity
Liabilities:

Deposits:
Non-interest bearing $
15,276,071
$
15,419,624
Interest bearing
48,392,430
48,198,619
Total deposits
63,668,501
63,618,243
Assets sold under agreements to repurchase
55,360
91,384
Notes payable
918,376
986,948
Other liabilities
890,323
914,627
Total liabilities
65,532,560
65,611,202
Commitments and contingencies (Refer

to Note 20)

Stockholders’ equity:

Preferred stock,
30,000,000

shares authorized;
885,726

shares issued and outstanding (2023 -
885,726
)
22,143
22,143
Common stock, $
0.01

par value;
170,000,000

shares authorized;
104,832,712

shares issued (2023 -
104,767,348
) and
71,787,349

shares outstanding (2023 -
72,153,621
)
1,048
1,048
Surplus
4,853,869
4,843,399
Retained earnings
4,495,878
4,194,851
Treasury stock - at cost,
33,045,363

shares (2023 -
32,613,727
)

(2,069,430)
(2,018,957)
Accumulated other comprehensive loss, net

of tax

(1,512,994)
(1,895,531)
Total stockholders’ equity

5,790,514
5,146,953
Total liabilities and stockholders’ equity $
71,323,074
$
70,758,155
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF OPERATIONS
(UNAUDITED)
Quarters ended September 30, Nine months ended September 30,
(In thousands, except per share information) 2024 2023 2024 2023
Interest income:
Loans $
664,731
$
596,886
$
1,952,200
$
1,708,216
Money market investments
96,061
99,286
272,893
265,785
Investment securities
176,656
148,614
528,403
403,814
Total interest income
937,448
844,786
2,753,496
2,377,815
Interest expense:

Deposits
350,985
294,121
1,020,420
730,824
Short-term borrowings
1,430
1,478
3,748
5,987
Long-term debt
12,560
15,167
37,799
43,660
Total interest expense
364,975
310,766
1,061,967
780,471
Net interest income
572,473
534,020
1,691,529
1,597,344
Provision for credit losses

71,448
45,117
190,840
129,946
Net interest income after provision for credit losses

501,025
488,903
1,500,689
1,467,398
Non-interest income:

Service charges on deposit accounts
38,315
37,318
113,283
109,777
Other service fees
98,748
93,407
289,883
277,748
Mortgage banking activities (Refer to Note 9)
2,670
5,393
12,753
15,109
Net (loss) gain, including impairment on equity securities
(546)
(1,319)
876
1,165
Net gain on trading account debt securities
817
219
1,455
632
Net loss on sale of loans on loans held-for-sale, including
valuation adjustments
-
(44)
-
(44)
Adjustments to indemnity reserves on loans sold
808
(187)
783
(31)
Other operating income
23,270
24,762
75,173
77,625
Total non-interest income
164,082
159,549
494,206
481,981
Operating expenses:

Personnel costs
201,856
193,152
614,657
583,380
Net occupancy expenses
28,031
28,100
83,764
81,304
Equipment expenses
9,349
8,905
28,578
26,878
Other taxes
17,757
8,590
47,465
41,290
Professional fees
26,708
38,514
93,370
122,077
Technology and software expenses

88,452
72,930
247,666
213,843
Processing and transactional services
34,320
37,899
107,610
108,609
Communications
5,229
4,220
14,143
12,483
Business promotion
25,637
23,075
72,075
67,029
Deposit insurance
10,433
8,932
44,901
24,600
Other real estate owned (OREO) income
(2,674)
(5,189)
(13,745)
(10,197)
Other operating expenses
21,519
23,061
77,293
70,274
Amortization of intangibles
704
795
2,233
2,385
Goodwill impairment charge
-
23,000
-
23,000
Total operating expenses
467,321
465,984
1,420,010
1,366,955
Income before income tax
197,786
182,468
574,885
582,424
Income tax expense
42,463
45,859
138,490
135,676
Net Income $
155,323
$
136,609
$
436,395
$
446,748
Net Income Applicable to Common Stock

$
154,970
$
136,256
$
435,336
$
445,689
Net Income per Common Share – Basic $
2.16
$
1.90
$
6.06
$
6.22
Net Income per Common Share – Diluted $
2.16
$
1.90
$
6.05
$
6.21
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
Quarters ended,

Nine months ended,
September 30, September 30,
(In thousands) 2024 2023 2024 2023
Net income $
155,323
$
136,609
$
436,395
$
446,748
Other comprehensive income (loss) before

tax:
Foreign currency translation adjustment
615
(976)
(3,240)
(220)
Amortization of net losses of pension and

postretirement benefit plans
3,618
4,814
10,854
14,440
Unrealized holding gains (losses) on debt securities

arising during the period

380,927
(234,827)
330,319
(99,360)
Amortization of unrealized losses of debt

securities transfer from available-for-
sale to held-to-maturity
45,331
43,783
133,761
128,726
Unrealized net gains (losses) on cash flow

hedges
-
-
-
(30)
Reclassification adjustment for net gains( losses)

included in net income
-
-
-
(41)
Other comprehensive income (loss) before

tax
430,491
(187,206)
471,694
43,515
Income tax expense
(65,203)
(18,301)
(89,157)
(52,529)
Total other comprehensive income (loss), net of tax
365,288
(205,507)
382,537
(9,014)
Comprehensive income (loss), net of tax $
520,611
$
(68,898)
$
818,932
$
437,734
Tax effect allocated to each component of other comprehensive income (loss):
Quarters ended Nine months ended,
September 30, September 30,
(In thousands) 2024 2023 2024 2023
Adjustment of pension and postretirement

benefit plans
$
-
$
-
$
-
$
-
Amortization of net losses of pension and

postretirement benefit plans
(1,357)
(1,805)
(4,070)
(5,415)
Unrealized holding losses on debt securities

arising during the period

(54,779)
(7,740)
(58,334)
(21,396)
Amortization of unrealized losses of debt

securities transfer from available-for-
sale to held-to-maturity
(9,067)
(8,756)
(26,753)
(25,744)
Unrealized net (losses) gains on cash flow

hedges
-
-
-
11
Reclassification adjustment for net (gains)

losses included in net income
-
-
-
15
Income tax expense $
(65,203)
$
(18,301)
$
(89,157)
$
(52,529)
The accompanying notes are an integral

part of the Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated

other
Common
Preferred

Retained Treasury comprehensive
(In thousands) stock stock Surplus earnings stock (loss) income Total
Balance at June 30, 2023 $
1,047
$
22,143
$
4,795,581
$
4,093,284
$
(2,018,611)
$
(2,328,435)
$
4,565,009
Net income
136,609
136,609
Issuances of common stock
1
1,599
1,600
Dividends declared:
Common stock
[1]
(39,675)
(39,675)
Preferred stock
(353)
(353)
Common stock purchases
(250)
(250)
Stock based compensation
184
(9)
175
Other comprehensive loss, net of tax
(205,507)
(205,507)
Balance at September 30, 2023

$
1,048
$
22,143
$
4,797,364
$
4,189,865
$
(2,018,870)
$
(2,533,942)
$
4,457,608
Balance at June 30, 2024 $
1,048
$
22,143
$
4,852,747
$
4,385,522
$
(2,010,500)
$
(1,878,282)
$
5,372,678
Net income
155,323
155,323
Issuances of common stock
1,704
1,704
Dividends declared:
Common stock
[1]
(44,614)
(44,614)
Preferred stock
(353)
(353)
Common stock purchases
(59,147)
(59,147)
Stock based compensation
(582)
217
(365)
Other comprehensive income, net of tax
365,288
365,288
Balance at September 30, 2024 $
1,048
$
22,143
$
4,853,869
$
4,495,878
$
(2,069,430)
$
(1,512,994)
$
5,790,514
[1]
Dividends declared per common share during the quarter

ended September 30, 2024 - $
0.62

(2023 - $
0.55
).

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated

other
Common
Preferred

Retained Treasury comprehensive
(In thousands) stock stock Surplus earnings stock (loss) income Total
Balance at December 31, 2022 $
1,047
$
22,143
$
4,790,993
$
3,834,348
$
(2,030,178)
$
(2,524,928)
$
4,093,425
Cumulative effect of accounting change
28,752
28,752
Net income
446,748
446,748
Issuances of common stock
1
4,716
4,717
Dividends declared:
Common stock
[1]
(118,924)
(118,924)
Preferred stock
(1,059)
(1,059)
Common stock purchases
(4,491)
(4,491)
Stock based compensation
1,655
15,799
17,454
Other comprehensive loss, net of tax
(9,014)
(9,014)
Balance at September 30, 2023

$
1,048
$
22,143
$
4,797,364
$
4,189,865
$
(2,018,870)
$
(2,533,942)
$
4,457,608
Balance at December 31, 2023 $
1,048
$
22,143
$
4,843,399
$
4,194,851
$
(2,018,957)
$
(1,895,531)
$
5,146,953
Net income
436,395
436,395
Issuances of common stock
5,271
5,271
Dividends declared:
Common stock [1]
(134,309)
(134,309)
Preferred stock
(1,059)
(1,059)
Common stock purchases
(65,923)
(65,923)
Stock based compensation
5,199
15,450
20,649
Other comprehensive income, net of tax
382,537
382,537
Balance at September 30, 2024 $
1,048
$
22,143
$
4,853,869
$
4,495,878
$
(2,069,430)
$
(1,512,994)
$
5,790,514
[1]
Dividends declared per common share during the nine months

ended September 30, 2024 - $
1.86

(2023 - $
1.65
).
For the period ended
September 30, September 30,
Disclosure of changes in number of shares: 2024 2023
Preferred Stock:
Balance at beginning and end of period
885,726
885,726
Common Stock – Issued:
Balance at beginning of period
104,767,348
104,657,522
Issuances of common stock
65,364
82,789
Balance at end of period
104,832,712
104,740,311
Treasury stock
(33,045,363)
(32,612,716)
Common Stock – Outstanding
71,787,349
72,127,595
The accompanying notes are an integral part of these Consolidated

Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
(UNAUDITED)
Nine months ended September 30,
(In thousands) 2024 2023
Cash flows from operating activities:
Net income $
436,395
$
446,748
Adjustments to reconcile net income to net cash provided

by operating activities:
Provision for credit losses
190,840
129,946
Goodwill impairment charge
-
23,000
Amortization of intangibles
2,233
2,385
Depreciation and amortization of premises and equipment
46,720
43,180
Net accretion of discounts and amortization of premiums and

deferred fees

(196,221)
(22,495)
Interest capitalized on loans subject to the temporary payment moratorium or loss mitigation alternatives
(5,933)
(7,956)
Share-based compensation
17,853
15,079
Fair value adjustments on mortgage servicing rights
10,280
11,135
Adjustments to indemnity reserves on loans sold
(783)
31
Earnings from investments under the equity method, net

of dividends or distributions
(12,723)
(17,387)
Deferred income tax expense (benefit)

19,247
(13,539)
(Gain) loss on:
Disposition of premises and equipment and other productive

assets
(7,651)
(9,744)
Proceeds from insurance claims
-
(145)
Sale of loans, including valuation adjustments on loans

held-for-sale and mortgage banking activities
(396)
177
Sale of foreclosed assets, including write-downs
(13,590)
(18,137)
Acquisitions of loans held-for-sale
(5,810)
(6,678)
Proceeds from sale of loans held-for-sale
28,697
35,286
Net originations on loans held-for-sale
(31,284)
(60,285)
Net decrease (increase) in:
Trading debt securities
10,445
29,415
Equity securities
(7,337)
(7,481)
Accrued income receivable

6,032
(17,638)
Other assets
15,425
(981)
Net (decrease) increase in:
Interest payable
(4,785)
8,009
Pension and other postretirement benefits obligation
5,937
11,985
Other liabilities
(28,352)
(100,887)
Total adjustments
38,844
26,275
Net cash provided by operating activities
475,239
473,023
Cash flows from investing activities:

Net decrease (increase) in money market investments
469,042
(775,597)
Purchases of investment securities:
Available-for-sale
(24,469,345)
(12,665,449)
Held-to-maturity
-
(8,615)
Equity
(2,370)
(18,279)
Proceeds from calls, paydowns, maturities and redemptions

of investment securities:
Available-for-sale
24,670,995
13,138,765
Held-to-maturity
508,511
308,129
Proceeds from sale of investment securities:

Equity
5,242
30,926
Net disbursements on loans
(833,899)
(1,609,387)
Proceeds from sale of loans
18,266
133,078
Acquisition of loan portfolios
(510,556)
(556,659)
Return of capital from equity method investments
279
249
Payments to acquire equity method investments
(1,250)
(1,500)
Acquisition of premises and equipment and other productive

assets
(153,085)
(133,598)
Proceeds from insurance claims
-
145
Proceeds from sale of:
Premises and equipment and other productive assets
5,570
6,620
Foreclosed assets
82,986
84,446
Net cash used in investing activities
(209,614)
(2,066,726)

Cash flows from financing activities:

Net increase (decrease) in:
Deposits
46,924
2,085,956
Assets sold under agreements to repurchase

(36,024)
(55,538)
Other short-term borrowings
-
(365,000)
Payments of notes payable
(69,570)
(321,000)
Principal payments of finance leases
(2,717)
(3,557)
Proceeds from issuances of notes payable
-
437,411
Proceeds from issuances of common stock
5,271
4,716
Dividends paid
(135,495)
(119,715)
Net payments for repurchase of common stock
(59,556)
(414)
Payments related to tax withholding for share-based compensation
(6,367)
(4,077)
Net cash (used in) provided by financing activities
(257,534)
1,658,782
Net increase in cash and due from banks, and restricted

cash
8,091
65,079
Cash and due from banks, and restricted cash at beginning

of period
427,575
476,159
Cash and due from banks, and restricted cash at the end of

the period
$
435,666
$
541,238
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
Note 8 - Allowance for credit losses – loans held-in-
portfolio
36
Note 9 - Mortgage banking activities 78
Note 10 - Transfers of financial assets and mortgage
servicing assets
79
Note 11 - Other real estate owned 83
Note 12 - Other assets 84
Note 13 -
Goodwill and other intangible assets

85
Note 14 - Deposits 89
Note 15 - Borrowings 90
Note 16 - Other liabilities 92
Note 17 - Stockholders’ equity 93
Note 18 -
Other comprehensive income (loss)

94
Note 19 - Guarantees 96
Note 20 - Commitments and contingencies 98
Note 21- Non-consolidated variable interest entities 102
Note 22 - Related party transactions 104
Note 23 - Fair value measurement 105
Note 24 - Fair value of financial instruments 113
Note 25 - Net income per common share 116
Note 26 - Revenue from contracts with customers 117
Note 27 - Leases 120
Note 28 - Pension and postretirement benefits 122
Note 29 - Stock-based compensation 123
Note 30 - Income taxes 126
Note 31 - Supplemental disclosure on the consolidated
statements of cash flows
130
Note 32 - Segment reporting 131

Note 1 – Nature of Operations
Popular,

Inc. (the

“Corporation” or

“Popular”) is

a diversified,

publicly-owned financial

holding company

subject to

the supervision
and

regulation

of

the

Board

of

Governors

of

the

Federal

Reserve

System.

The

Corporation

has

operations

in

Puerto

Rico,

the
mainland United States

(“U.S.”) and U.S.

and British Virgin

Islands. In Puerto

Rico, the Corporation

provides retail, mortgage,

and
commercial banking services,

through its principal

banking subsidiary,

Banco Popular de

Puerto Rico (“BPPR”),

as well as

broker-
dealer,

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

nine months

ended September

30, 2024

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

Accounting Standards Updates Not Yet Adopted
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2024-03,
Income Statement—
Reporting Comprehensive
Income—Expense
Disaggregation
Disclosures (Subtopic
220-40): Disaggregation of
Income Statement
Expenses
The

FASB

issued

ASU

2024-03

in
November

2024,

which

requires

public
entities

to

disclose

additional

information
about

specific

expense

categories

in

the
notes to

financial statements

at interim

and
annual

reporting

periods

to

improve
financial transparency.
For fiscal years
beginning on
January 1, 2027
For interim periods
within fiscal years
beginning after
January 1, 2028
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

not provide for accounting
changes

or

new

presentation

or
disclosure

requirements.

The

ASU
eliminated

references

within

the
Accounting

Standards

Codification

to
the

concept

statements,

which

is
considered non-authoritative guidance.
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

ASU
since the performance

share awards of
the

Corporation

continue

to

meet

the
requirements of ASC 718-10-15-3.
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
For fiscal years
beginning on
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
but it

will consider this

guidance for the
initial

measurement

of

assets

and
liabilities

of

newly

created

joint
ventures.

Note 4 - Restrictions on cash and due from

banks and certain securities
BPPR is

required by

regulatory agencies

to maintain

average reserve

balances with

the Federal

Reserve Bank

of New

York

(the
“Fed”) or

other banks.

Average reserve

balances in BPPR

amounted to $
2.1

billion at

September 30, 2024

(December 31, 2023

-
$
2.7

billion). Cash and

due from banks,

as well

as other highly

liquid securities, are

used to cover

these required average

reserve
balances.

At

September

30,

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
The

following

tables

present

the

amortized

cost,

gross

unrealized

gains

and

losses,

fair

value,

weighted

average

yield

and
contractual maturities of debt securities available-for-sale at September 30, 2024 and December 31,

2023.

At September 30, 2024
Gross Gross Weighted
Amortized unrealized unrealized
Fair

average
(In thousands) cost
gains

losses value yield
U.S. Treasury securities
Within 1 year $
8,914,560
$
1,555
$
45,154
$
8,870,961
3.77
%
After 1 to 5 years
2,715,749
3,393
65,673
2,653,469
2.35
Total U.S. Treasury

securities
11,630,309
4,948
110,827
11,524,430
3.44
Collateralized mortgage obligations - federal agencies
After 1 to 5 years
12,176
-
393
11,783
1.54
After 5 to 10 years
16,512
-
763
15,749
2.25
After 10 years
107,656
403
7,038
101,021
2.76
Total collateralized

mortgage obligations - federal agencies
136,344
403
8,194
128,553
2.59
Mortgage-backed securities - federal agencies
Within 1 year
1,393
-
14
1,379
1.69
After 1 to 5 years
74,263
11
1,993
72,281
2.39
After 5 to 10 years
781,628
244
33,408
748,464
2.36
After 10 years
5,603,282
1,480
895,746
4,709,016
1.67
Total mortgage-backed

securities - federal agencies
6,460,566
1,735
931,161
5,531,140
1.76
Other
Within 1 year
500
-
-
500
4.00
After 1 to 5 years
1,500
-
-
1,500
8.50
Total other

2,000
-
-
2,000
7.38
Total debt securities

available-for-sale
[1]
$
18,229,219
$
7,086
$
1,050,182
$
17,186,123
2.84
%
[1]

Includes $
12.9

billion pledged to secure government and trust deposits, assets sold under agreements to repurchase, credit facilities

and loan
servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $
12.1

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
At September 30, 2024, the Corporation did

not intend to sell or believed

it was more likely than not

that it would be required to

sell
debt securities

classified as

available-for-sale. There were
no

debt securities

available-for-sale sold during

the nine

months ended
September 30, 2024 and 2023.

The

following

tables

present

the

Corporation’s

fair

value

and

gross

unrealized

losses

of

debt

securities

available-for-sale,
aggregated by investment category and length of

time that individual securities have been in a continuous

unrealized loss position at
September 30, 2024 and December 31, 2023.

At September 30, 2024
Less than 12 months 12 months or more Total
Gross Gross Gross
Fair

unrealized
Fair

unrealized
Fair

unrealized
(In thousands)
value

losses
value

losses
value

losses
U.S. Treasury securities $
651,502
$
2,369
$
4,457,595
$
108,458
$
5,109,097
$
110,827
Collateralized mortgage obligations - federal agencies

1,909
2
109,743
8,192
111,652
8,194
Mortgage-backed securities
27,420
569
5,428,612
930,592
5,456,032
931,161
Total debt securities

available-for-sale in an unrealized loss position

$
680,831
$
2,940
$
9,995,950
$
1,047,242
$
10,676,781
$
1,050,182

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

September

30,

2024,

the

portfolio

of

available-for-sale

debt

securities

reflects

gross

unrealized

losses

of

$
1.1

billion
(December 31,

2023 -

$
1.4

billion), driven

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

2024 and

December
31, 2023.

At September 30, 2024
Allowance
Carrying
Value

Gross

Gross

Weighted
Amortized

Book
[1]
for Credit
Net of

unrealized unrealized
Fair

average
(In thousands) cost Value Losses Allowance
gains

losses value yield
U.S. Treasury securities

Within 1 year $
599,518
$
599,518
$
-
$
599,518
$
-
$
4,538
$
594,980
2.70
%
After 1 to 5 years
7,725,178
7,200,448
-
7,200,448
62,265
2,958
7,259,755
1.31
Total U.S. Treasury

securities
8,324,696
7,799,966
-
7,799,966
62,265
7,496
7,854,735
1.41
Obligations of Puerto Rico, States and
political subdivisions
Within 1 year
2,440
2,440
7
2,433
4
2
2,435
6.39
After 1 to 5 years
16,474
16,474
84
16,390
62
83
16,369
3.69
After 5 to 10 years
655
655
22
633
22
-
655
5.81
After 10 years
38,276
38,276
5,317
32,959
3,561
2,144
34,376
1.42
Total obligations of

Puerto Rico, States and
political subdivisions
57,845
57,845
5,430
52,415
3,649
2,229
53,835
2.33
Collateralized mortgage obligations - federal
agencies
After 10 years
1,523
1,523
-
1,523
-
125
1,398
2.87
Total collateralized

mortgage obligations -
federal agencies
1,523
1,523
-
1,523
-
125
1,398
2.87
Securities in wholly owned statutory business
trusts
After 10 years
5,960
5,960
-
5,960
-
-
5,960
6.33
Total securities

in wholly owned statutory
business trusts
5,960
5,960
-
5,960
-
-
5,960
6.33
Total debt securities

held-to-maturity [2]
$
8,390,024
$
7,865,294
$
5,430
$
7,859,864
$
65,914
$
9,850
$
7,915,928
1.42
%
[1]
Book value includes $
525

million of net unrealized loss which remains in

Accumulated other comprehensive (loss) income

(AOCI) related to
certain securities previously transferred from available-for-sale securities portfolio to the held-to-maturity securities portfolio.
[2]
Includes $
7.8

billion pledged to secure public and trust deposits that

the secured parties are not permitted to sell or repledge

the collateral.

The
Corporation had unpledged held-to-maturities securities with a fair value of $
66
.0 million that could be used to increase its borrowing facilities.

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

September 30,

2024 and

December 31,

2023, the

“Obligations of

Puerto Rico,

States and

political subdivisions”

classified as
held-to-maturity,

includes securities

issued by

municipalities of

Puerto Rico

that are

generally not

rated by

a credit

rating agency.
This includes

$
13

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

At September 30, 2024 At December 31, 2023
(In thousands)
Securities issued by Puerto Rico municipalities
Watch $
1,555
$
2,255
Pass
11,060
16,565
Total $
12,615
$
18,820
At September

30, 2024,

the portfolio

of “Obligations

of Puerto

Rico, States

and political

subdivisions” also

includes $
38

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

of September 30,

2024, the

average refreshed FICO

score for

the sample,
comprised

of
70
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
Delinquency status
At September 30, 2024 and December 31, 2023, there

were
no

securities held-to-maturity in past due or non-performing

status.
Allowance for credit losses on debt securities held-to-maturity
The following table provides the

activity in the allowance for

credit losses related to debt securities

held-to-maturity by security type
for the quarters and nine months ended

September 30, 2024 and September 30, 2023:

For the quarters ended September 30,

2024 2023
(In thousands) Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance $
6,251
$
6,145
Provision for credit losses (benefit)
(821)
(88)
Securities charged-off
-
-
Recoveries
-
-
Ending balance $
5,430
$
6,057

For the nine months ended September 30,

2024 2023
(In thousands) Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance $
5,780
$
6,911
Provision for credit losses (benefit)
(350)
(854)
Securities charged-off
-
-
Recoveries
-
-
Ending balance $
5,430
$
6,057
The

allowance

for

credit

losses

for

the

Obligations

of

Puerto

Rico,

States

and

political

subdivisions

includes

$
0.1

million

for
securities issued by municipalities of

Puerto Rico, and $
5.3

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

Note

2

–
Summary of Significant Accounting Policies of the 2023

Form 10-K.
During the

quarter and

nine months

ended September

30, 2024,

the Corporation

recorded purchases

(including repurchases)

of
mortgage

loans

amounting

to

$
97

million

and

$
268

million,

respectively

(September

30,

2023

-

$
102

million

and

$
274

million,
respectively). The

Corporation did
no
t purchase

consumer loans

during the

quarter and

nine months

ended September

30, 2024
(during the quarter and nine months ended September 30, 2023 - $
55

million and $
127

million, respectively). During the quarter and
nine months

ended September

30, 2024,

the Corporation

purchased $
33

million and

$
248

million commercial

loans, respectively
(September 30, 2023 - $
79

million and $
162

million, respectively).
The Corporation performed whole-loan sales involving approximately $
9

million and $
33

million of residential mortgage loans during
the

quarter

and

nine

months

ended

September

30,

2024,

respectively

(September

30,

2023

-

$
12

million

and

$
39

million,
respectively). During the

nine months ended

September 30, 2024,

the Corporation performed

sales of commercial

loans, including
loan participations

amounting to

$
12

million. The

Corporation did
no
t perform

sales of

commercial loans

during the

quarter ended
September 30, 2024 (during the quarter and nine

months ended September 30, 2023 - $
45

million and $
81

million, respectively).

During the quarter and nine months ended September 30, 2024, the Corporation securitized approximately $
3

million and $
4

million,
respectively,

of

mortgage

loans

into

GNMA

mortgage-backed

securities

(September

30,

2023

-

$
1

million

and

$
2

million,
respectively), and $
3

million and $
7

million, respectively, of

mortgage loans into FNMA mortgage-backed securities (September 30,
2023 - $
10

million and $
33

million, respectively).
Delinquency status
The following tables present the

amortized cost basis of loans

held-in-portfolio (“HIP”), net of unearned

income, by past due status,
and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at
September 30, 2024 and December 31, 2023.

September 30, 2024
BPPR
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual
Accruing

(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
1,866
$
-
$
87
$
1,953
$
303,581
$
305,534
$
87
$
-
Commercial real estate:
Non-owner occupied
170
174
7,493
7,837
3,140,418
3,148,255
7,493
-
Owner occupied
1,544
1,681
26,600
29,825
1,374,025
1,403,850
26,600
-
Commercial and industrial
19,074
6,694
23,819
49,587
5,126,538
5,176,125
19,639
4,180
Construction
-
-
-
-
190,343
190,343
-
-
Mortgage
246,220
122,592
359,986
728,798
5,966,619
6,695,417
157,920
202,066
Leasing
19,840
4,661
7,367
31,868
1,855,184
1,887,052
7,367
-
Consumer:
Credit cards
16,210
11,415
27,214
54,839
1,132,050
1,186,889
-
27,214
Home equity lines of credit
-
-
-
-
2,131
2,131
-
-
Personal
21,726
13,153
21,007
55,886
1,698,195
1,754,081
20,992
15
Auto
104,363
26,090
47,828
178,281
3,640,326
3,818,607
47,828
-
Other
727
500
1,188
2,415
154,775
157,190
889
299
Total $
431,740
$
186,960
$
522,589
$
1,141,289
$
24,584,185
$
25,725,474
$
288,815
$
233,774

September 30, 2024
Popular U.S.
Past due Past due 90 days or more
30-59 60-89 90 days
Total

Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
1,060
$
-
$
8,700
$
9,760
$
2,090,008
$
2,099,768
$
8,700
$
-
Commercial real estate:
Non-owner occupied
10,330
3,013
2,282
15,625
2,021,501
2,037,126
2,282
-
Owner occupied
250
1,825
22,248
24,323
1,664,220
1,688,543
22,248
-
Commercial and industrial
11,478
2,312
5,443
19,233
2,205,195
2,224,428
5,246
197
Construction
-
34,349
-
34,349
888,615
922,964
-
-
Mortgage
899
3,640
28,434
32,973
1,264,958
1,297,931
28,434
-
Consumer:
Credit cards
-
-
-
-
4
4
-
-
Home equity lines of
credit
74
984
3,834
4,892
62,668
67,560
3,834
-
Personal
1,696
2,015
1,837
5,548
113,546
119,094
1,837
-
Other
10
508
2
520
11,555
12,075
2
-
Total $
25,797
$
48,646
$
72,780
$
147,223
$
10,322,270
$
10,469,493
$
72,583
$
197

September 30, 2024
Popular, Inc.
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP
[2] [3]
loans loans
Commercial multi-family $
2,926
$
-
$
8,787
$
11,713
$
2,393,589
$
2,405,302
$
8,787
$
-
Commercial real estate:
Non-owner occupied
10,500
3,187
9,775
23,462
5,161,919
5,185,381
9,775
-
Owner occupied
1,794
3,506
48,848
54,148
3,038,245
3,092,393
48,848
-
Commercial and industrial
30,552
9,006
29,262
68,820
7,331,733
7,400,553
24,885
4,377
Construction
-
34,349
-
34,349
1,078,958
1,113,307
-
-
Mortgage [1]
247,119
126,232
388,420
761,771
7,231,577
7,993,348
186,354
202,066
Leasing
19,840
4,661
7,367
31,868
1,855,184
1,887,052
7,367
-
Consumer:
Credit cards
16,210
11,415
27,214
54,839
1,132,054
1,186,893
-
27,214
Home equity lines of credit
74
984
3,834
4,892
64,799
69,691
3,834
-
Personal
23,422
15,168
22,844
61,434
1,811,741
1,873,175
22,829
15
Auto
104,363
26,090
47,828
178,281
3,640,326
3,818,607
47,828
-
Other
737
1,008
1,190
2,935
166,330
169,265
891
299
Total $
457,537
$
235,606
$
595,369
$
1,288,512
$
34,906,455
$
36,194,967
$
361,398
$
233,971
[1]
At September 30, 2024, mortgage loans held-in-portfolio

include $
2.5

billion of loans that carry certain guarantees from

the FHA or the VA, for
which the Corporation’s policy is to exclude them

from non-performing status, of which $
202.2

million are 90 days or more past due. The portfolio
of guaranteed loans includes $
70

million of residential mortgage loans in Puerto Rico

that are no longer accruing interest as of September

30,
2024. The Corporation has approximately $
32

million in reverse mortgage loans in Puerto Rico

which are guaranteed by FHA, but which are
currently not accruing interest at September 30, 2024.
[2] Loans held-in-portfolio are net of $
405

million in unearned income and exclude $
6

million in loans held-for-sale.
[3] Includes $
14.7

billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral,
of which $
7.3

billion were pledged at the Federal Home Loan Bank

("FHLB") as collateral for borrowings and $
7.4

billion at the Federal Reserve
Bank ("FRB") for discount window borrowings. As of September

30, 2024, the Corporation had an available borrowing

facility with the FHLB and
the discount window of Federal Reserve Bank of New York

of $
4
.0 billion and $
5.8

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
Commercial multi-family $
9,141
$
2,001
$
-
$
11,142
$
2,112,536
$
2,123,678
$
-
$
-
Commercial real estate:
Non-owner occupied
566
1,036
1,117
2,719
2,079,448
2,082,167
1,117
-
Owner occupied
30,560
-
6,274
36,834
1,645,418
1,682,252
6,274
-
Commercial and industrial
7,815
697
3,881
12,393
2,317,502
2,329,895
3,772
109
Construction
-
-
-
-
789,423
789,423
-
-
Mortgage
48,818
7,821
11,191
67,830
1,236,263
1,304,093
11,191
-
Consumer:
Credit cards
-
-
-
-
19
19
-
-
Home equity lines of credit
1,472
4
3,733
5,209
58,096
63,305
3,733
-
Personal

2,222
1,948
2,805
6,975
161,962
168,937
2,805
-
Other
4
-
1
5
10,274
10,279
1
-
Total $
100,598
$
13,507
$
29,002
$
143,107
$
10,410,941
$
10,554,048
$
28,893
$
109

December 31, 2023
Popular, Inc.
Past due Past due 90 days or more
30-59 60-89
90 days

Total Non-accrual Accruing
(In thousands)

days

days
or more past due Current
Loans HIP
[2]
[3]
loans loans
Commercial multi-family $
9,665
$
2,001
$
1,991
$
13,657
$
2,401,963
$
2,415,620
$
1,991
$
-
Commercial real estate:
Non-owner occupied
6,076
1,113
9,862
17,051
5,070,370
5,087,421
9,862
-
Owner occupied
33,286
249
35,704
69,239
3,011,396
3,080,635
35,704
-
Commercial and industrial
14,813
4,049
40,091
58,953
7,067,168
7,126,121
36,598
3,493
Construction
-
-
6,378
6,378
952,902
959,280
6,378
-
Mortgage [1]
309,715
122,103
427,719
859,537
6,836,380
7,695,917
186,297
241,422
Leasing
20,140
6,719
8,632
35,491
1,696,318
1,731,809
8,632
-
Consumer:
Credit cards
13,243
9,912
23,281
46,436
1,089,311
1,135,747
-
23,281
Home equity lines of credit
1,702
4
3,759
5,465
60,488
65,953
3,733
26
Personal
21,287
16,559
21,836
59,682
1,885,565
1,945,247
21,836
-
Auto
100,061
27,443
45,615
173,119
3,487,661
3,660,780
45,615
-
Other
1,645
204
1,214
3,063
157,378
160,441
965
249
Total $
531,633
$
190,356
$
626,082
$
1,348,071
$
33,716,900
$
35,064,971
$
357,611
$
268,471
[1]
At December 31, 2023, mortgage loans held-in-portfolio

include $
2.2

billion of loans that carry certain guarantees from

the FHA or the VA, for
which the Corporation’s policy is to exclude them

from non-performing status, of which $
241.6

million are 90 days or more past due. The portfolio
of guaranteed loans includes $
106

million of residential mortgage loans in Puerto Rico

that are no longer accruing interest as of December

31,
2023. The Corporation has approximately $
38

million in reverse mortgage loans in Puerto Rico

which are guaranteed by FHA, but which are
currently not accruing interest at December 31, 2023.
[2] Loans held-in-portfolio are net of $
356

million in unearned income and exclude $
4

million in loans held-for-sale.
[3] Includes $
14.2

billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral,
of which $
7.0

billion were pledged at the FHLB as collateral for borrowings and $
7.2

billion at the FRB for discount window borrowings. As

of
December 31, 2023, the Corporation had an available borrowing facility with the FHLB and the discount window

of FRB of $
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

2024 include

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

The following tables present the amortized cost basis

of non-accrual loans as of September 30, 2024

and December 31, 2023 by
class of loans:

September 30, 2024
BPPR Popular U.S. Popular, Inc.
(In thousands)
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Commercial multi-family $
-
$
87
$
8,700
$
-
$
8,700
$
87
Commercial real estate non-owner occupied
3,514
3,979
1,332
950
4,846
4,929
Commercial real estate owner occupied
17,870
8,730
22,248
-
40,118
8,730
Commercial and industrial
9,020
10,619
-
5,246
9,020
15,865
Mortgage
68,248
89,672
206
28,228
68,454
117,900
Leasing
445
6,922
-
-
445
6,922
Consumer:

HELOCs
-
-
-
3,834
-
3,834

Personal

3,649
17,343
-
1,837
3,649
19,180

Auto

2,077
45,751
-
-
2,077
45,751

Other
-
889
-
2
-
891
Total $
104,823
$
183,992
$
32,486
$
40,097
$
137,309
$
224,089

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
Loans in non-accrual status with no allowance at September 30, 2024 include $
137

million in collateral dependent loans (December
31,

2023 -

$
126

million). The

Corporation recognized

$
3

million in

interest income

on non-accrual

loans during

the nine

months
ended September 30, 2024 (September 30, 2023

- $
3

million).
The following tables present the amortized cost basis

of collateral-dependent loans, for which the ACL was measured based on the
fair value

of the

collateral less

cost to

sell, by

class of

loans and

type of

collateral as

of September

30, 2024

and December

31,
2023:

September 30, 2024
(In thousands) Real Estate Auto Equipment Other Total
BPPR
Commercial multi-family $
1,293
$
-
$
-
$
-
$
1,293
Commercial real estate:
Non-owner occupied
168,887
-
-
-
168,887
Owner occupied
23,683
-
-
-
23,683
Commercial and industrial
3,304
-
-
12,177
15,481
Construction
768
-
-
-
768
Mortgage
75,374
-
-
-
75,374
Leasing
-
1,367
1
-
1,368
Consumer:
Personal
3,961
-
-
-
3,961
Auto
-
15,173
-
-
15,173
Other
-
-
-
36
36
Total BPPR $
277,270
$
16,540
$
1
$
12,213
$
306,024
Popular U.S.
Commercial multi-family $
19,270
$
-
$
-
$
-
$
19,270
Commercial real estate:
Non-owner occupied
1,332
-
-
-
1,332
Owner occupied
22,248
-
-
-
22,248
Commercial and industrial
-
-
35
-
35
Mortgage
1,529
-
-
-
1,529
Total Popular U.S. $
44,379
$
-
$
35
$
-
$
44,414
Popular, Inc.
Commercial multi-family $
20,563
$
-
$
-
$
-
$
20,563
Commercial real estate:
Non-owner occupied
170,219
-
-
-
170,219
Owner occupied
45,931
-
-
-
45,931
Commercial and industrial
3,304
-
35
12,177
15,516
Construction
768
-
-
-
768
Mortgage
76,903
-
-
-
76,903
Leasing
-
1,367
1
-
1,368
Consumer:
Personal
3,961
-
-
-
3,961
Auto
-
15,173
-
-
15,173
Other
-
-
-
36
36
Total Popular,

Inc.
$
321,649
$
16,540
$
36
$
12,213
$
350,438

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

The carrying amount of those
loans is as follows:

(In thousands)
For the quarter ended
September 30, 2024
For the nine months
ended September 30,
2024
Purchase price of loans at acquisition $
105
$
681
Allowance for credit losses at acquisition
3
26
Par value of acquired loans at acquisition $
108
$
707

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

At

September

30,

2024,

the

Corporation

estimated

the

ACL

by

weighting

the

outputs

of

optimistic,

baseline,

and

pessimistic
scenarios. Among

the three

scenarios used

to estimate

the ACL,

the baseline

is assigned

the highest

probability,

followed by

the
pessimistic

scenario

given

the

uncertainties

in

the

economic

outlook

and

downside

risk.

The

weightings

applied

are

subject

to
evaluation on

a quarterly

basis as

part of

the ACL’s

governance process. The

Corporation evaluates, at

least on

an annual

basis,
the

assumptions

tied

to

the

CECL

accounting

framework.

These

include

the

reasonable

and

supportable

period

as

well

as

the
reversion window.
The following tables

present the changes in

the ACL of

loans held-in-portfolio and

unfunded commitments for the

quarter and nine
months ended September 30, 2024 and 2023.

For the quarter ended September 30, 2024
BPPR
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balances
Allowance for credit losses - loans:
Commercial

Commercial multi-family
$
3,303
$
(417)
$
-
$
-
$
-
$
2,886

Commercial real estate non-owner occupied
53,386
3,344
-
(69)
59
56,720

Commercial real estate owner occupied
39,375
(2,418)
-
(2)
1,556
38,511

Commercial and industrial
111,263
16,597
-
(6,190)
1,461
123,131

Total Commercial
207,327
17,106
-
(6,261)
3,076
221,248
Construction
3,638
(970)
-
-
1,036
3,704
Mortgage
73,900
(5,221)
3
(208)
4,102
72,576
Leasing
14,385
3,725
-
(3,630)
1,374
15,854
Consumer

Credit cards
86,313
21,238
-
(17,503)
2,646
92,694

Home equity lines of credit
83
(90)
-
(82)
158
69

Personal
94,021
20,232
-
(24,712)
2,526
92,067

Auto
157,449
20,765
-
(23,011)
6,110
161,313

Other
6,489
362
-
(728)
526
6,649

Total Consumer
344,355
62,507
-
(66,036)
11,966
352,792
Total - Loans $
643,605
$
77,147
$
3
$
(76,135)
$
21,554
$
666,174
Allowance for credit losses - unfunded commitments:
Commercial $
5,540
$
816
$
-
$
-
$
-
$
6,356
Construction
2,095
373
-
-
-
2,468
Ending balance - unfunded commitments [1] $
7,635
$
1,189
$
-
$
-
$
-
$
8,824
[1] Allowance for credit losses of unfunded commitments

is presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended September 30, 2024
Popular U.S.
Provision for

Beginning credit losses - Ending
(In thousands) Balance (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
7,877
$
(1,126)
$
-
$
5
$
6,756
Commercial real estate non-owner occupied
10,849
53
(54)
62
10,910
Commercial real estate owner occupied
18,815
(4,430)
-
19
14,404
Commercial and industrial
15,219
(1,617)
(613)
241
13,230
Total Commercial
52,760
(7,120)
(667)
327
45,300
Construction
9,251
259
-
-
9,510
Mortgage
9,389
(361)
-
46
9,074
Consumer
Home equity lines of credit
1,643
22
(4)
124
1,785
Personal
13,427
2,799
(4,442)
691
12,475
Other
2
23
(28)
5
2
Total Consumer
15,072
2,844
(4,474)
820
14,262
Total - Loans $
86,472
$
(4,378)
$
(5,141)
$
1,193
$
78,146
Allowance for credit losses - unfunded commitments:
Commercial $
2,850
$
(1,080)
$
-
$
-
$
1,770
Construction
8,399
(609)
-
-
7,790
Ending balance - unfunded commitments [1] $
11,249
$
(1,689)
$
-
$
-
$
9,560
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended September 30, 2024
Popular Inc.
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
11,180
$
(1,543)
$
-
$
-
$
5
$
9,642
Commercial real estate non-owner occupied
64,235
3,397
-
(123)
121
67,630
Commercial real estate owner occupied
58,190
(6,848)
-
(2)
1,575
52,915
Commercial and industrial
126,482
14,980
-
(6,803)
1,702
136,361
Total Commercial
260,087
9,986
-
(6,928)
3,403
266,548
Construction
12,889
(711)
-
-
1,036
13,214
Mortgage
83,289
(5,582)
3
(208)
4,148
81,650
Leasing
14,385
3,725
-
(3,630)
1,374
15,854
Consumer
Credit cards
86,313
21,238
-
(17,503)
2,646
92,694
Home equity lines of credit
1,726
(68)
-
(86)
282
1,854
Personal
107,448
23,031
-
(29,154)
3,217
104,542
Auto
157,449
20,765
-
(23,011)
6,110
161,313
Other
6,491
385
-
(756)
531
6,651
Total Consumer
359,427
65,351
-
(70,510)
12,786
367,054
Total - Loans $
730,077
$
72,769
$
3
$
(81,276)
$
22,747
$
744,320
Allowance for credit losses - unfunded commitments:
Commercial $
8,390
$
(264)
$
-
$
-
$
-
$
8,126
Construction
10,494
(236)
-
-
-
10,258
Ending balance - unfunded commitments [1] $
18,884
$
(500)
$
-
$
-
$
-
$
18,384
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the nine months ended September 30, 2024
BPPR
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-off Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
3,614
$
(729)
$
-
$
-
$
1
$
2,886
Commercial real estate non-owner occupied
53,754
2,607
-
(69)
428
56,720
Commercial real estate owner occupied
40,637
(2,567)
-
(2,787)
3,228
38,511
Commercial and industrial
107,577
31,413
-
(20,931)
5,072
123,131
Total Commercial
205,582
30,724
-
(23,787)
8,729
221,248
Construction
5,294
(2,626)
-
-
1,036
3,704
Mortgage
72,440
(11,959)
26
(999)
13,068
72,576
Leasing
9,708
14,787
-
(12,321)
3,680
15,854
Consumer
Credit cards
80,487
54,734
-
(50,318)
7,791
92,694
Home equity lines of credit
103
35
-
(373)
304
69
Personal
101,181
55,987
-
(72,354)
7,253
92,067
Auto
157,931
44,386
-
(59,787)
18,783
161,313
Other
7,132
672
-
(2,072)
917
6,649
Total Consumer
346,834
155,814
-
(184,904)
35,048
352,792
Total - Loans $
639,858
$
186,740
$
26
$
(222,011)
$
61,561
$
666,174
Allowance for credit losses - unfunded commitments:
Commercial $
5,062
$
1,294
$
-
$
-
$
-
$
6,356
Construction
1,618
850
-
-
-
2,468
Ending balance - unfunded commitments [1] $
6,680
$
2,144
$
-
$
-
$
-
$
8,824
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the nine months ended September 30, 2024
Popular U.S.
Provision for

Beginning credit losses - Ending
(In thousands) Balance (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
10,126
$
(2,939)
$
(441)
$
10
$
6,756
Commercial real estate non-owner occupied
11,699
(903)
(54)
168
10,910
Commercial real estate owner occupied
16,227
(1,925)
-
102
14,404
Commercial and industrial
14,779
219
(2,372)
604
13,230
Total Commercial
52,831
(5,548)
(2,867)
884
45,300
Construction
7,392
2,018
-
100
9,510
Mortgage
10,774
(1,788)
(18)
106
9,074
Consumer
Home equity lines of credit
1,875
(741)
(25)
676
1,785
Personal
16,609
8,585
(14,750)
2,031
12,475
Other
2
46
(77)
31
2
Total Consumer
18,486
7,890
(14,852)
2,738
14,262
Total - Loans $
89,483
$
2,572
$
(17,737)
$
3,828
$
78,146
Allowance for credit losses - unfunded commitments:
Commercial $
1,851
$
(81)
$
-
$
-
$
1,770
Construction
8,446
(656)
-
-
7,790
Consumer
29
(29)
-
-
-
Ending balance - unfunded commitments [1] $
10,326
$
(766)
$
-
$
-
$
9,560
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the nine months ended September 30, 2024
Popular Inc.
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
13,740
$
(3,668)
$
-
$
(441)
$
11
$
9,642
Commercial real estate non-owner occupied
65,453
1,704
-
(123)
596
67,630
Commercial real estate owner occupied
56,864
(4,492)
-
(2,787)
3,330
52,915
Commercial and industrial
122,356
31,632
-
(23,303)
5,676
136,361
Total Commercial
258,413
25,176
-
(26,654)
9,613
266,548
Construction
12,686
(608)
-
-
1,136
13,214
Mortgage
83,214
(13,747)
26
(1,017)
13,174
81,650
Leasing
9,708
14,787
-
(12,321)
3,680
15,854
Consumer
Credit cards
80,487
54,734
-
(50,318)
7,791
92,694
Home equity lines of credit
1,978
(706)
-
(398)
980
1,854
Personal
117,790
64,572
-
(87,104)
9,284
104,542
Auto
157,931
44,386
-
(59,787)
18,783
161,313
Other
7,134
718
-
(2,149)
948
6,651
Total Consumer
365,320
163,704
-
(199,756)
37,786
367,054
Total - Loans $
729,341
$
189,312
$
26
$
(239,748)
$
65,389
$
744,320
Allowance for credit losses - unfunded commitments:
Commercial $
6,913
$
1,213
$
-
$
-
$
-
$
8,126
Construction
10,064
194
-
-
-
10,258
Consumer
29
(29)
-
-
-
-
Ending balance - unfunded commitments [1] $
17,006
$
1,378
$
-
$
-
$
-
$
18,384
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

modified during

the nine

months ended

September 30,

2024 and

September 30,

2023 amounted

to $
65.0

million and
$
17.0

million, respectively, related to the commercial loan portfolios.
The following tables show the amortized cost basis of the loans modified to borrowers experiencing financial difficulties at the end of the reporting period disaggregated by class of financing receivable and type of concession granted for the quarters and nine months ended September

30, 2024

and September

30, 2023.

Loans modified

to borrowers

under financial

difficulties that

were fully

paid
down, charged-off or foreclosed upon by period end

are not reported.

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the quarter ended September 30,

2024
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2024
% of total class
of Financing
Receivable
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
CRE owner occupied $
147
0.01
% $
-
-
% $
147
-
%
Commercial and industrial
693
0.01
%
-
-
%
693
0.01
%
Consumer:

Credit cards
213
0.02
%
-
-
%
213
0.02
%

Personal
830
0.05
%
-
-
%
830
0.04
%
Total $
1,883
0.01
% $
-
-
% $
1,883
0.01
%
Term Extension
BPPR Popular U.S.
Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2024
% of total class
of Financing
Receivable
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
Commercial multi-family $
-
-
% $
10,570
0.50
% $
10,570
0.44
%
CRE non-owner occupied
13,108
0.42
%
-
-
%
13,108
0.25
%
CRE owner occupied
764
0.05
%
-
-
%
764
0.02
%
Commercial and industrial
20,966
0.41
%
-
-
%
20,966
0.28
%
Construction
768
0.40
%
-
-
%
768
0.07
%
Mortgage
11,850
0.18
%
429
0.03
%
12,279
0.15
%
Consumer:

Personal
148
0.01
%
-
-
%
148
0.01
%
Total $
47,604
0.19
% $
10,999
0.11
% $
58,603
0.16
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2024
% of total class
of Financing
Receivable
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
CRE non-owner occupied $
139
-
% $
-
-
% $
139
-
%
CRE owner occupied
4,993
0.36
%
-
-
%
4,993
0.16
%
Commercial and industrial
71,867
1.39
%
-
-
%
71,867
0.97
%
Consumer:

Credit cards
5
-
%
-
-
%
5
-
%
Total $
77,004
0.30
% $
-
-
% $
77,004
0.21
%
Combination - Term Extension

and Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2024
% of total class
of Financing
Receivable
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
CRE owner occupied $
202
0.01
% $
-
-
% $
202
0.01
%
Commercial and industrial
44
-
%
-
-
%
44
-
%
Mortgage
4,728
0.07
%
-
-
%
4,728
0.06
%
Consumer:

Personal
2,569
0.15
%
65
0.05
%
2,634
0.14
%
Total $
7,543
0.03
% $
65
-
% $
7,608
0.02
%
Combination -

Other-Than-Insignificant Payment Delays and Interest Rate

Reduction
Puerto Rico Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2024
% of total class
of Financing
Receivable
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
Commercial and industrial $
23
-
% $
-
-
% $
23
-
%
Consumer:

Credit cards
862
0.07
%
-
-
%
862
0.07
%
Total $
885
-
% $
-
-
% $
885
-
%

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the nine months ended September

30, 2024
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
CRE owner occupied $
175
0.01
% $
-
-
% $
175
0.01
%
Commercial and industrial
2,756
0.05
%
-
-
%
2,756
0.04
%
Mortgage
42
-
%
-
-
%
42
-
%
Consumer:

Credit cards
721
0.06
%
-
-
%
721
0.06
%

Personal
1,873
0.11
%
-
-
%
1,873
0.10
%

Other
24
0.02
%
-
-
%
24
0.01
%
Total $
5,591
0.02
% $
-
-
% $
5,591
0.02
%
Term Extension
BPPR Popular U.S.
Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
Commercial multi-family $
-
-
% $
10,570
0.50
% $
10,570
0.44
%
CRE non-owner occupied
55,655
1.77
%
-
-
%
55,655
1.07
%
CRE owner occupied
11,482
0.82
%
6,033
0.36
%
17,515
0.57
%
Commercial and industrial
23,837
0.46
%
-
-
%
23,837
0.32
%
Construction
768
0.40
%
-
-
%
768
0.07
%
Mortgage
41,649
0.62
%
1,075
0.08
%
42,724
0.53
%
Consumer:

Personal
537
0.03
%
-
-
%
537
0.03
%

Auto
53
-
%
-
-
%
53
-
%
Total $
133,981
0.52
% $
17,678
0.17
% $
151,659
0.42
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
CRE non-owner occupied $
139
-
% $
-
-
% $
139
-
%
CRE owner occupied
20,591
1.47
%
-
-
%
20,591
0.67
%
Commercial and industrial
75,231
1.45
%
-
-
%
75,231
1.02
%
Mortgage
127
-
%
-
-
%
127
-
%
Consumer:

Credit cards
5
-
%
-
-
%
5
-
%
Total $
96,093
0.37
% $
-
-
% $
96,093
0.27
%
Combination - Term Extension

and Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
CRE non-owner occupied $
889
0.03
% $
-
-
% $
889
0.02
%
CRE owner occupied
202
0.01
%
-
-
%
202
0.01
%
Commercial and industrial
615
0.01
%
-
-
%
615
0.01
%
Mortgage
13,404
0.20
%
67
0.01
%
13,471
0.17
%
Consumer:

Personal
5,755
0.33
%
312
0.26
%
6,067
0.32
%
Total $
20,865
0.08
% $
379
-
% $
21,244
0.06
%

Combination - Other-Than-Insignificant Payment Delays

and Interest Rate Reduction
Puerto Rico Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2024
% of total class of
Financing
Receivable
Commercial and industrial $
110
-
% $
-
-
% $
110
-
%
Consumer:

Credit cards
1,335
0.11
%
-
-
%
1,335
0.11
%
Total $
1,445
0.01
% $
-
-
% $
1,445
-
%

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the quarter ended September 30,

2023
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at
September 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
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
September 30,
2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at
September 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
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
September 30,
2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at
September 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2023
% of total class of
Financing
Receivable
CRE owner occupied $
8,980
0.64
% $
-
-
% $
8,980
0.29
%
Commercial and industrial
3,287
0.08
%
-
-
%
3,287
0.05
%
Total $
12,267
0.05
% $
-
-
% $
12,267
0.04
%
Combination - Term Extension

and Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at
September 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
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
September 30,
2023
% of total class
of Financing
Receivable
Amortized Cost
Basis at
September 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
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
September 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
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
September 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
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
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2023
% of total class of
Financing
Receivable
CRE owner occupied $
18
-
% $
-
-
% $
18
-
%
Total $
18
-
% $
-
-
% $
18
-
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
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
September 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
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
September 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2023
% of total class of
Financing
Receivable
CRE non-owner occupied $
182
0.01
% $
-
-
$
182
-
%
Commercial and industrial
153
-
%
-
-
153
-
%
Consumer:

Credit cards
587
0.05
%
-
-
587
0.05
%
Total $
922
-
% $
-
-
$
922
-
%
Combination - Other-Than-Insignificant Payment Delays

and Principal Forgiveness
Puerto Rico Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2023
% of total class of
Financing
Receivable
CRE owner occupied $
195
0.01
% $
-
-
$
195
0.01
%
Total $
195
-
% $
-
-
$
195
-
%

The following tables describe the financial effect of the

modifications made to borrowers experiencing

financial difficulties:

For the quarter ended September 30, 2024
Interest rate reduction
Loan Type Financial Effect
CRE Owner occupied Reduced weighted-average contractual interest rate from
10.45
% to
6.62
%
Commercial and industrial Reduced weighted-average contractual interest rate from
25.76
% to
10.21
%.
Mortgage Reduced weighted-average contractual interest rate from
5.87
% to
4.32
%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
21.46
% to
8.02
%.
Personal Reduced weighted-average contractual interest rate from
19.47
% to
10.35
%.
Term extension
Loan Type Financial Effect
Commercial multi-family Added a weighted-average of
4

months to the life of loans.
CRE Non-owner occupied Added a weighted-average of
7

months to the life of loans.
CRE Owner occupied Added a weighted-average of
5

years to the life of loans.
Commercial and industrial Added a weighted-average of
1

year to the life of loans.
Construction Added a weighted-average of
2

months to the life of loans.
Mortgage Added a weighted-average of
12

years to the life of loans.
Consumer:
Personal Added a weighted-average of
5

years to the life of loans.
Other than insignificant payment delays
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
14

months to the life of loans.
CRE Owner occupied Added a weighted-average of
7

months to the life of loans.
Commercial and industrial Added a weighted-average of
7

months to the life of loans.
Consumer:
Credit cards Added a weighted-average of
16

months to the life of loans.

For the nine months ended September 30, 2024
Interest rate reduction
Loan Type Financial Effect
CRE Non-owner occupied Reduced weighted-average contractual interest rate from
10.1
% to
8.3
%.
CRE Owner occupied Reduced weighted-average contractual interest rate from
10.6
% to
6.5
%.
Commercial and industrial Reduced weighted-average contractual interest rate from
20.6
% to
9.6
%.
Mortgage Reduced weighted-average contractual interest rate from
6.1
% to
4.4
%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
20.9
% to
6.5
%.
Personal Reduced weighted-average contractual interest rate from
19.1
% to
10
.0%.
Other Reduced weighted-average contractual interest rate from
18
.0% to
0
%.
Term extension
Loan Type Financial Effect
Commercial multi-family Added a weighted-average of
4

months to the life of loans.
CRE Non-owner occupied Added a weighted-average of
9

months to the life of loans.
CRE Owner occupied Added a weighted-average of
11

months to the life of loans.
Commercial and industrial Added a weighted-average of
2

years to the life of loans.
Construction Added a weighted-average of
2

months to the life of loans.
Mortgage Added a weighted-average of
12

years to the life of loans.
Consumer:
Personal Added a weighted-average of
8

years to the life of loans.
Auto Added a weighted-average of
4

years to the life of loans.
Other than insignificant payment delay
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
14

months to the life of loans.
CRE Owner occupied Added a weighted-average of
10

months to the life of loans.
Commercial and industrial Added a weighted-average of
7

months to the life of loans.
Mortgage Added a weighted-average of
30

months to the life of loans.
Consumer:
Credit cards Added a weighted-average of
18

months to the life of loans.

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

years to the life of loans.
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
.0%.
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
September 30, 2024. The

past due 90 days or

more categories includes all loans modified

classified as non-accruing at the

time of
the modification. These loans will continue in non-accrual status, and presented as past due 90 days or more, until the borrower has demonstrated a willingness and ability to make the restructured loan payments (at least nine months of sustained performance after the modification

or one

year for

loans providing

for quarterly

or semi-annual

payments) and

management has

concluded that

it is
probable that the borrower would not be in payment

default in the foreseeable future.

BPPR

September 30, 2024
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
Commercial multi-family $
-
$
-
$
63
$
63
$
-
$
63
$
-
$
63
CRE non-owner occupied
-
-
2,798
2,798
55,766
58,564
-
2,798
CRE owner occupied
92
-
2,232
2,324
36,355
38,679
89
2,143
Commercial and industrial
12,359
26
4,817
17,202
86,203
103,405
96
4,721
Construction
-
-
-
-
768
768
-
-
Mortgage
5,649
4,359
24,206
34,214
40,358
74,572
6,609
17,597
Consumer:

Credit cards
205
81
283
569
1,715
2,284
197
86

Personal
286
51
1,914
2,251
6,854
9,105
210
1,704

Auto
-
-
34
34
69
103
-
34

Other
24
-
-
24
4
28
-
-
Total $
18,615
$
4,517
$
36,347
$
59,479
$
228,092
$
287,571
$
7,201
$
29,146
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

September 30, 2024
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
Commercial multi-family $
-
$
-
$
-
$
-
$
10,570
10,570
$
-
$
-
CRE owner occupied
-
-
-
-
39,855
39,855
-
-
Mortgage
-
-
795
795
407
1,202
-
795
Consumer:

Personal
29
-
85
114
216
330
-
85
Total $
29
$
-
$
880
$
909
$
51,048
$
51,957
$
-
$
880
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

September 30, 2024
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
Commercial multi-family $
-
$
-
$
63
$
63
$
10,570
$
10,633
$
-
$
63
CRE non-owner occupied
-
-
2,798
2,798
55,766
58,564
-
2,798
CRE owner occupied
92
-
2,232
2,324
76,210
78,534
89
2,143
Commercial and industrial
12,359
26
4,817
17,202
86,203
103,405
96
4,721
Construction
-
-
-
-
768
768
-
-
Mortgage
5,649
4,359
25,001
35,009
40,765
75,774
6,609
18,392
Consumer:

Credit cards
205
81
283
569
1,715
2,284
197
86

Personal
315
51
1,999
2,365
7,070
9,435
210
1,789

Auto
-
-
34
34
69
103
-
34

Other
24
-
-
24
4
28
-
-
Total $
18,644
$
4,517
$
37,227
$
60,388
$
279,140
$
339,528
$
7,201
$
30,026
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

by period end are not reported.

The following tables present, by class, the

performance of loans that have been modified

during the nine months ended September
30, 2023.

BPPR

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
to make the restructured loan payments.

Payment default is defined as a restructured loan becoming

90 days past due after being modified, foreclosed

or
charged-off, whichever occurs first. The recorded investment as of period end is inclusive of all partial paydowns

and charge-offs since the modification
date. Loans modified with financial difficulty that

were fully paid down, charged-off or foreclosed upon

by period end are not reported.
Payment

default

is

defined

as

a

restructured

loan

becoming

90

days

past

due

after

being

modified,

foreclosed

or

charged-off,
whichever occurs first.

During the quarter

and nine months

ended September 30,

2024, the outstanding

balance of loans

modified
for borrowers under

financial difficulties that

were subject to

payment default and that

had been modified during

the twelve months
preceding the default date was $
7

million and $
25

million, respectively. The amount was not considered material for the quarter and nine months ended September 30, 2023.
For the

quarter ended

September 30,

2024, extension

of maturity

and the

combination of

interest rate

reduction and

extension of
maturity

amounted

to

$
6

million

and

$
1

million,

respectively,

of

the

outstanding

balance

of

loans

modified

for

borrowers

under
financial

difficulties

that

were subject

to

payment default

during the

year

preceding the

default date.

For the

nine months

ended
September 30,

2024, interest

rate reduction,

extension of maturity

and the

combination of

interest rate

reduction and

extension of
maturity amounted to $
1

million, $
22

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

September 30, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior

Years Total
BPPR
Commercial:
Commercial multi-family
Pass $
45,745
$
37,386
$
136,798
$
21,021
$
20,224
$
28,713
$
-
$
-
$
289,887
Watch
-
-
-
-
-
5,796
-
-
5,796
Special Mention
-
-
546
-
-
4,665
-
-
5,211
Substandard
-
-
-
-
-
4,640
-
-
4,640
Total commercial
multi-family $
45,745
$
37,386
$
137,344
$
21,021
$
20,224
$
43,814
$
-
$
-
$
305,534
Commercial real estate non-owner occupied
Pass $
319,714
$
315,434
$
821,480
$
551,468
$
340,485
$
542,362
$
6,213
$
-
$
2,897,156
Watch
-
2,118
1,061
5,015
29,165
56,824
-
-
94,183
Special Mention
-
41,558
7,153
24,424
-
65,985
-
-
139,120
Substandard
-
1,006
111
174
2,028
14,477
-
-
17,796
Total commercial
real estate non-
owner occupied $
319,714
$
360,116
$
829,805
$
581,081
$
371,678
$
679,648
$
6,213
$
-
$
3,148,255
Year-to-Date gross
write-offs $
-
$
-
$
69
$
-
$
-
$
-
$
-
$
-
$
69
Commercial real estate owner occupied
Pass $
89,427
$
95,335
$
149,373
$
217,165
$
47,671
$
334,396
$
5,904
$
-
$
939,271
Watch
845
2,032
41,922
9,003
4,559
83,693
3
-
142,057
Special Mention
-
1,232
19,778
20,381
887
20,676
1,350
-
64,304
Substandard
467
1,149
20,644
4,714
141,549
76,725
12,932
-
258,180
Doubtful
-
-
-
-
-
38
-
-
38
Total commercial
real estate owner
occupied $
90,739
$
99,748
$
231,717
$
251,263
$
194,666
$
515,528
$
20,189
$
-
$
1,403,850
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
2,787
$
-
$
-
$
2,787

Commercial and industrial
Pass $
628,977
$
923,130
$
609,454
$
322,189
$
216,674
$
324,173
$
1,239,993
$
-
$
4,264,590
Watch
42,726
54,796
48,349
4,210
3,445
71,412
233,386
-
458,324
Special Mention
4,836
13,934
3,931
158,133
2,723
44,297
36,007
-
263,861
Substandard
4,716
1,136
34,868
6,335
12,056
22,380
107,781
-
189,272
Doubtful
-
-
-
-
14
17
-
-
31
Loss
-
-
-
-
-
-
47
-
47
Total commercial
and industrial $
681,255
$
992,996
$
696,602
$
490,867
$
234,912
$
462,279
$
1,617,214
$
-
$
5,176,125
Year-to-Date gross
write-offs $
420
$
318
$
331
$
122
$
2,838
$
11,685
$
5,217
$
-
$
20,931
Construction
Pass $
46,479
$
53,586
$
41,492
$
10,539
$
10,572
$
1,011
$
19,731
$
-
$
183,410
Special Mention
-
-
-
6,165
-
-
-
-
6,165
Substandard
-
-
-
768
-
-
-
-
768
Total construction $
46,479
$
53,586
$
41,492
$
17,472
$
10,572
$
1,011
$
19,731
$
-
$
190,343
Mortgage
Pass $
636,253
$
734,172
$
419,816
$
413,048
$
242,256
$
4,173,843
$
-
$
-
$
6,619,388
Substandard
-
1,863
1,051
775
348
71,992
-
-
76,029
Total mortgage $
636,253
$
736,035
$
420,867
$
413,823
$
242,604
$
4,245,835
$
-
$
-
$
6,695,417
Year-to-Date gross
write-offs $
-

$
-

$
-

$
8

$
-

$
991
$
-
$
-
$
999

September 30, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior

Years Total
BPPR
Leasing
Pass $
577,747
$
508,333
$
394,476
$
240,244
$
118,620
$
40,264
$
-
$
-
$
1,879,684
Substandard
315
1,772
2,219
1,744
564
664
-
-
7,278
Loss
-
29
30
-
-
31
-
-
90
Total leasing $
578,062
$
510,134
$
396,725
$
241,988
$
119,184
$
40,959
$
-
$
-
$
1,887,052
Year-to-Date gross
write-offs $
639
$
3,534
$
4,220
$
2,477
$
453
$
998
$
-
$
-
$
12,321
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,159,675
$
-
$
1,159,675
Substandard
-
-
-
-
-
-
27,121
-
27,121
Loss
-
-
-
-
-
-
93
-
93
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,186,889
$
-
$
1,186,889
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
50,318
$
-
$
50,318
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
2,131
$
-
$
2,131
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
-
$
2,131
$
-
$
2,131
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
373
$
-
$
373
Personal
Pass $
560,994
$
584,410
$
308,630
$
118,359
$
34,512
$
103,723
$
-
$
21,944
$
1,732,572
Substandard
347
5,248
3,938
1,556
265
8,660
-
1,293
21,307
Loss
3
85
100
6
6
2
-
-
202
Total Personal $
561,344
$
589,743
$
312,668
$
119,921
$
34,783
$
112,385
$
-
$
23,237
$
1,754,081
Year-to-Date gross
write-offs $
882
$
26,352
$
30,020
$
8,457
$
2,294
$
2,934
$
-
$
1,415
$
72,354
Auto
Pass $
1,013,543
$
1,007,006
$
721,883
$
547,046
$
290,297
$
183,490
$
-
$
-
$
3,763,265
Substandard
3,665
14,590
13,569
10,585
6,934
5,820
-
-
55,163
Loss
-
60
58
5
15
41
-
-
179
Total Auto $
1,017,208
$
1,021,656
$
735,510
$
557,636
$
297,246
$
189,351
$
-
$
-
$
3,818,607
Year-to-Date gross
write-offs $
3,815
$
28,070
$
15,143
$
7,377
$
3,930
$
1,452
$
-
$
-
$
59,787
Other consumer
Pass $
21,944
$
30,575
$
20,718
$
11,621
$
4,962
$
3,709
$
62,453
$
-
$
155,982
Substandard
-
233
22
14
29
61
299
-
658
Loss
-
-
-
550
-
-
-
-
550
Total Other
consumer $
21,944
$
30,808
$
20,740
$
12,185
$
4,991
$
3,770
$
62,752
$
-
$
157,190
Year-to-Date gross
write-offs $
25
$
196
$
130
$
96
$
128
$
1,497
$
-
$
-
$
2,072
Total BPPR $
3,998,743
$
4,432,208
$
3,823,470
$
2,707,257
$
1,530,860
$
6,294,580
$
2,915,119
$
23,237
$
25,725,474

September 30, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior
Years Total
Popular U.S.
Commercial:
Commercial multi-family
Pass $
88,767
$
156,950
$
517,888
$
353,958
$
195,703
$
620,641
$
2,840
$
-
$
1,936,747
Watch
-
-
16,549
1,990
23,777
89,401
-
-
131,717
Special Mention
-
-
-
-
-
4,765
-
-
4,765
Substandard
-
-
-
-
-
26,539
-
-
26,539
Total commercial
multi-family $
88,767
$
156,950
$
534,437
$
355,948
$
219,480
$
741,346
$
2,840
$
-
$
2,099,768
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
441
$
-
$
-
$
441
Commercial real estate non-owner occupied
Pass $
45,320
$
397,410
$
496,311
$
156,546
$
223,062
$
469,514
$
12,572
$
-
$
1,800,735
Watch
-
-
13,532
24,646
17,280
63,562
-
-
119,020
Special Mention
-
-
-
2,373
-
63,304
-
-
65,677
Substandard
-
-
2,684
2,763
7,878
38,369
-
-
51,694
Total commercial
real estate non-
owner occupied $
45,320
$
397,410
$
512,527
$
186,328
$
248,220
$
634,749
$
12,572
$
-
$
2,037,126
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
54
$
-
$
-
$
54
Commercial real estate owner occupied
Pass $
137,358
$
287,290
$
236,338
$
253,353
$
30,402
$
253,735
$
5,954
$
-
$
1,204,430
Watch
-
13,320
33,982
36,980
50,577
70,804
1,905
-
207,568
Special Mention
-
490
45,220
59,249
31,221
10,899
-
-
147,079
Substandard
-
-
17,165
2,379
-
109,922
-
-
129,466
Total commercial
real estate owner
occupied $
137,358
$
301,100
$
332,705
$
351,961
$
112,200
$
445,360
$
7,859
$
-
$
1,688,543

Commercial and industrial
Pass $
145,968
$
255,118
$
314,585
$
324,851
$
264,907
$
501,314
$
193,158
$
-
$
1,999,901
Watch
22
8,581
51,322
32,037
20,747
67,302
9,533
-
189,544
Special Mention
55
9,052
5,503
726
1
297
5,190
-
20,824
Substandard
1,807
670
261
61
2,595
3,212
5,553
-
14,159
Total commercial
and industrial $
147,852
$
273,421
$
371,671
$
357,675
$
288,250
$
572,125
$
213,434
$
-
$
2,224,428
Year-to-Date gross
write-offs $
1,103
$
644
$
190
$
300
$
5
$
44
$
86
$
-
$
2,372
Construction
Pass $
169,148
$
460,457
$
149,988
$
14,567
$
-
$
769
$
9,133
$
-
$
804,062
Watch
-
-
28,896
-
-
7,229
24,280
-
60,405
Special Mention
-
10,026
6,224
-
-
-
-
-
16,250
Substandard
-
-
7,898
-
-
34,349
-
-
42,247
Total construction $
169,148
$
470,483
$
193,006
$
14,567
$
-
$
42,347
$
33,413
$
-
$
922,964
Mortgage
Pass $
69,138
$
91,580
$
217,752
$
275,884
$
219,511
$
395,632
$
-
$
-
$
1,269,497
Substandard
-
-
106
252
-
28,076
-
-
28,434
Total mortgage $
69,138
$
91,580
$
217,858
$
276,136
$
219,511
$
423,708
$
-
$
-
$
1,297,931
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
18
$
-
$
-
$
18

September 30, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior
Years Total
Popular U.S.
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
4
$
-
$
4
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
4
$
-
$
4
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
6,335
$
45,803
$
11,587
$
63,725
Substandard
-
-
-
-
-
1,733
16
1,132
2,881
Loss
-
-
-
-
-
99
-
855
954
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
8,167
$
45,819
$
13,574
$
67,560
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
25
$
-
$
25
Personal
Pass $
23,428
$
27,043
$
52,498
$
11,362
$
1,089
$
1,836
$
-
$
-
$
117,256
Substandard
147
656
536
122
16
338
-
-
1,815
Loss
-
23
-
-
-
-
-
-
23
Total Personal $
23,575
$
27,722
$
53,034
$
11,484
$
1,105
$
2,174
$
-
$
-
$
119,094
Year-to-Date gross
write-offs $
253
$
3,161
$
8,859
$
2,030
$
180
$
267
$
-
$
-
$
14,750
Other consumer
Pass $
17
$
-
$
-
$
-
$
-
$
-
$
12,056
$
-
$
12,073
Substandard
-
-
-
-
-
-
2
-
2
Total Other
consumer $
17
$
-
$
-
$
-
$
-
$
-
$
12,058
$
-
$
12,075
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
77
$
-
$
77
Total Popular U.S. $
681,175
$
1,718,666
$
2,215,238
$
1,554,099
$
1,088,766
$
2,869,976
$
327,999
$
13,574
$
10,469,493

September 30, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior
Years Total
Popular, Inc.
Commercial:
Commercial multi-family
Pass $
134,512
$
194,336
$
654,686
$
374,979
$
215,927
$
649,354
$
2,840
$
-
$
2,226,634
Watch
-
-
16,549
1,990
23,777
95,197
-
-
137,513
Special Mention
-
-
546
-
-
9,430
-
-
9,976
Substandard
-
-
-
-
-
31,179
-
-
31,179
Total commercial
multi-family $
134,512
$
194,336
$
671,781
$
376,969
$
239,704
$
785,160
$
2,840
$
-
$
2,405,302
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
441
$
-
$
-
$
441
Commercial real estate non-owner occupied
Pass $
365,034
$
712,844
$
1,317,791
$
708,014
$
563,547
$
1,011,876
$
18,785
$
-
$
4,697,891
Watch
-
2,118
14,593
29,661
46,445
120,386
-
-
213,203
Special Mention
-
41,558
7,153
26,797
-
129,289
-
-
204,797
Substandard
-
1,006
2,795
2,937
9,906
52,846
-
-
69,490
Total commercial
real estate non-
owner occupied $
365,034
$
757,526
$
1,342,332
$
767,409
$
619,898
$
1,314,397
$
18,785
$
-
$
5,185,381
Year-to-Date gross
write-offs $
-
$
-
$
69
$
-
$
-
$
54
$
-
$
-
$
123
Commercial real estate owner occupied
Pass $
226,785
$
382,625
$
385,711
$
470,518
$
78,073
$
588,131
$
11,858
$
-
$
2,143,701
Watch
845
15,352
75,904
45,983
55,136
154,497
1,908
-
349,625
Special Mention
-
1,722
64,998
79,630
32,108
31,575
1,350
-
211,383
Substandard
467
1,149
37,809
7,093
141,549
186,647
12,932
-
387,646
Doubtful
-
-
-
-
-
38
-
-
38
Total commercial
real estate owner
occupied $
228,097
$
400,848
$
564,422
$
603,224
$
306,866
$
960,888
$
28,048
$
-
$
3,092,393
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
2,787
$
-
$
-
$
2,787
Commercial and industrial
Pass $
774,945
$
1,178,248
$
924,039
$
647,040
$
481,581
$
825,487
$
1,433,151
$
-
$
6,264,491
Watch
42,748
63,377
99,671
36,247
24,192
138,714
242,919
-
647,868
Special Mention
4,891
22,986
9,434
158,859
2,724
44,594
41,197
-
284,685
Substandard
6,523
1,806
35,129
6,396
14,651
25,592
113,334
-
203,431
Doubtful
-
-
-
-
14
17
-
-
31
Loss
-
-
-
-
-
-
47
-
47
Total commercial
and industrial $
829,107
$
1,266,417
$
1,068,273
$
848,542
$
523,162
$
1,034,404
$
1,830,648
$
-
$
7,400,553
Year-to-Date gross
write-offs $
1,523
$
962
$
521
$
422
$
2,843
$
11,729
$
5,303
$
-
$
23,303

September 30, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior
Years Total
Popular, Inc.
Construction
Pass $
215,627
$
514,043
$
191,480
$
25,106
$
10,572
$
1,780
$
28,864
$
-
$
987,472
Watch
-
-
28,896
-
-
7,229
24,280
-
60,405
Special Mention
-
10,026
6,224
6,165
-
-
-
-
22,415
Substandard
-
-
7,898
768
-
34,349
-
-
43,015
Total construction $
215,627
$
524,069
$
234,498
$
32,039
$
10,572
$
43,358
$
53,144
$
-
$
1,113,307
Mortgage
Pass $
705,391
$
825,752
$
637,568
$
688,932
$
461,767
$
4,569,475
$
-
$
-
$
7,888,885
Substandard
-
1,863
1,157
1,027
348
100,068
-
-
104,463
Total mortgage $
705,391
$
827,615
$
638,725
$
689,959
$
462,115
$
4,669,543
$
-
$
-
$
7,993,348
Year-to-Date gross
write-offs $
-
$
-
$
-
$
8
$
-
$
1,009
$
-
$
-
$
1,017
Leasing
Pass $
577,747
$
508,333
$
394,476
$
240,244
$
118,620
$
40,264
$
-
$
-
$
1,879,684
Substandard
315
1,772
2,219
1,744
564
664
-
-
7,278
Loss
-
29
30
-
-
31
-
-
90
Total leasing $
578,062
$
510,134
$
396,725
$
241,988
$
119,184
$
40,959
$
-
$
-
$
1,887,052
Year-to-Date gross
write-offs $
639
$
3,534
$
4,220
$
2,477
$
453
$
998
$
-
$
-
$
12,321

September 30, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior
Years Total
Popular, Inc.
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,159,679
$
-
$
1,159,679
Substandard
-
-
-
-
-
-
27,121
-
27,121
Loss
-
-
-
-
-
-
93
-
93
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,186,893
$
-
$
1,186,893
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
50,318
$
-
$
50,318
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
6,335
$
47,934
$
11,587
$
65,856
Substandard
-
-
-
-
-
1,733
16
1,132
2,881
Loss
-
-
-
-
-
99
-
855
954
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
8,167
$
47,950
$
13,574
$
69,691
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
398
$
-
$
398
Personal
Pass $
584,422
$
611,453
$
361,128
$
129,721
$
35,601
$
105,559
$
-
$
21,944
$
1,849,828
Substandard
494
5,904
4,474
1,678
281
8,998
-
1,293
23,122
Loss
3
108
100
6
6
2
-
-
225
Total Personal $
584,919
$
617,465
$
365,702
$
131,405
$
35,888
$
114,559
$
-
$
23,237
$
1,873,175
Year-to-Date gross
write-offs $
1,135
$
29,513
$
38,879
$
10,487
$
2,474
$
3,201
$
-
$
1,415
$
87,104
Auto
Pass $
1,013,543
$
1,007,006
$
721,883
$
547,046
$
290,297
$
183,490
$
-
$
-
$
3,763,265
Substandard
3,665
14,590
13,569
10,585
6,934
5,820
-
-
55,163
Loss
-
60
58
5
15
41
-
-
179
Total Auto $
1,017,208
$
1,021,656
$
735,510
$
557,636
$
297,246
$
189,351
$
-
$
-
$
3,818,607
Year-to-Date gross
write-offs $
3,815
$
28,070
$
15,143
$
7,377
$
3,930
$
1,452
$
-
$
-
$
59,787
Other consumer
Pass $
21,961
$
30,575
$
20,718
$
11,621
$
4,962
$
3,709
$
74,509
$
-
$
168,055
Substandard
-
233
22
14
29
61
301
-
660
Loss
-
-
-
550
-
-
-
-
550
Total Other
consumer $
21,961
$
30,808
$
20,740
$
12,185
$
4,991
$
3,770
$
74,810
$
-
$
169,265
Year-to-Date gross
write-offs $
25
$
196
$
130
$
96
$
128
$
1,497
$
77
$
-
$
2,149
Total Popular Inc. $
4,679,918
$
6,150,874
$
6,038,708
$
4,261,356
$
2,619,626
$
9,164,556
$
3,243,118
$
36,811
$
36,194,967

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

Quarters ended September 30, Nine months ended September 30,
(In thousands) 2024 2023 2024 2023
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees $
7,559
$
8,025
$
22,912
$
25,083
Mortgage servicing rights fair value adjustments
(4,896)
(2,793)
(10,280)
(10,385)
Total mortgage

servicing fees, net of fair value adjustments
2,663
5,232
12,632
14,698
Net gain (loss) on sale of loans, including valuation on loans held-for-sale
320
(335)
396
(133)
Trading account (loss) profit:
Unrealized (loss) gains on outstanding derivative positions
(44)
45
113
160
Realized (loss) gains on closed derivative positions
(261)
494
(249)
661
Total trading account

(loss) profit
(305)
539
(136)
821
Losses on repurchased loans, including interest advances
(8)
(43)
(139)
(277)
Total mortgage

banking activities
$
2,670
$
5,393
$
12,753
$
15,109
[1
]

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

during the
quarters and nine months ended September 30,

2024 and 2023 were completed without credit

recourse.
The

following tables

present the

initial fair

value of

the

assets obtained

as

proceeds from

residential mortgage

loans securitized
during the quarters and nine months ended September

30, 2024 and 2023:

Proceeds Obtained During the Quarter Ended September

30, 2024
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
3,083
$
-
$
3,083
Mortgage-backed securities - FNMA $
-
$
3,273
$
-
$
3,273
Total trading account

debt securities
$
-
$
6,356
$
-
$
6,356
Mortgage servicing rights $
-
$
-
$
117
$
117
Total

$
-
$
6,356
$
117
$
6,473

Proceeds Obtained During the Nine months Ended September

30, 2024
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
4,183
$
-
$
4,183
Mortgage-backed securities - FNMA
-
6,979
-
6,979
Total trading account

debt securities
$
-
$
11,162
$
-
$
11,162
Mortgage servicing rights $
-
$
-
$
234
$
234
Total

$
-
$
11,162
$
234
$
11,396

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
11,900

Proceeds Obtained During the Nine months Ended September

30, 2023
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
2,488
$
-
$
2,488
Mortgage-backed securities - FNMA
-
33,470
-
33,470
Total trading account

debt securities
$
-
$
35,958
$
-
$
35,958
Mortgage servicing rights $
-
$
-
$
945
$
945
Total

$
-
$
35,958
$
945
$
36,903
During

the

nine

months

ended

September

30,

2024,

the

Corporation

retained

servicing

rights

on

whole

loan

sales

involving
approximately

$
32

million

in

principal

balance

outstanding

(September

30,

2023

-

$
39

million),

with

net

realized

gains

of
approximately $
0.9

million

(September 30,

2023 -

gains of

$
0.6

million). All

loan sales

performed during

the

nine months

ended
September 30, 2024 and 2023 were without credit

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

30,
2024 and 2023.

Residential MSRs
(In thousands) September 30, 2024 September 30, 2023
Fair value at beginning of period $
118,109
$
128,350
Additions
998
1,814
Changes due to payments on loans

[1]
(6,629)
(7,569)
Reduction due to loan repurchases
(372)
(468)
Changes in fair value due to changes in valuation model inputs or assumptions
(3,279)
(1,828)
Other
-
(1,269)
Fair value at end of period

[2]
$
108,827
$
119,030
[1] Represents changes due to collection / realization

of expected cash flows over time.
[2] At September 30, 2024, PB had MSRs amounting to

$
1.8

million (September 30, 2023 - $
1.9

million).
During the quarter

ended June 30,

2023, the Corporation

terminated a servicing

agreement,

in which it

acted as sub-servicer

for a
third

party,

for

a

portfolio

with

an

unpaid

principal

balance

of

approximately

$
260

million

and

a

related

MSR

fair

value

of
approximately $
2

million.

Residential mortgage loans serviced for others were $
9.2

billion at September 30, 2024 (December 31,

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

30, 2024, those

weighted average mortgage servicing

fees were
0.32
%
(September

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

2024 and 2023 were as follows:

Quarters ended Nine months ended

September 30, 2024 September 30, 2023 September 30, 2024 September 30, 2023
BPPR PB BPPR PB BPPR PB BPPR PB
Prepayment speed
7.8
%
6.8
%
7.3
%
7.0
%
6.9
%
6.4
%
7.1
%
7.1
%
Weighted average life (in years)
8.7
8.8
9.2
8.0
9.2
8.7
9.2
8.0
Discount rate (annual rate)
9.5
%
12.9
%
9.6
%
11.0
%
9.6
%
12.8
%
9.6
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
34,493
$
39,757
$
74,334
$
78,352
Weighted average life (in years)
6.4
6.6
6.6
6.8
Weighted average prepayment speed (annual

rate)
5.9
%
5.9
%
6.9
%
7.0
%
Impact on fair value of 10% adverse change $
(704)
$
(696)
$
(1,513)
$
(1,440)
Impact on fair value of 20% adverse change $
(1,377)
$
(1,365)
$
(2,965)
$
(2,827)
Weighted average discount rate (annual rate)
11.4
%
11.3
%
10.8
%
10.9
%
Impact on fair value of 10% adverse change $
(1,277)
$
(1,387)
$
(2,685)
$
(2,871)
Impact on fair value of 20% adverse change $
(2,470)
$
(2,686)
$
(5,203)
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
At September 30, 2024,

the Corporation serviced $
511

million in residential mortgage loans

with credit recourse to

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

2024,

the

Corporation

had

recorded

$
9

million

in

mortgage

loans

on

its

Consolidated

Statements

of

Financial
Condition related to this

buy-back option program (December 31,

2023 - $
11

million). Loans in our serviced

GNMA portfolio benefit
from payment forbearance programs but continue to reflect the contractual delinquency until the borrower repays deferred payments
or

completes

a

payment

deferral modification

or

other

borrower assistance

alternative. As

long

as

the

Corporation continues

to
service the

loans that

continue to

be collateral

in a

GNMA guaranteed

mortgage-backed security,

the MSR

is recognized

by the
Corporation.

During the nine months ended

September 30, 2024, the Corporation repurchased approximately

$
27

million (September 30, 2023 -
$
34

million) of

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

Note 11 – Other real estate owned
The following

tables present

the activity

related to

Other Real

Estate Owned

(“OREO”),

for the

quarters and

nine months

ended
September 30, 2024 and 2023.

For the quarter ended September 30, 2024
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
9,428
$
60,797
$
70,225
Write-downs in value
(39)
(549)
(588)
Additions
1,125
7,966
9,091
Sales
(588)
(15,112)
(15,700)
Ending balance $
9,926
$
53,102
$
63,028

For the quarter ended September 30, 2023
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
11,819
$
74,397
$
86,216
Write-downs in value
(123)
(567)
(690)
Additions
257
14,795
15,052
Sales
(900)
(17,356)
(18,256)
Ending balance $
11,053
$
71,269
$
82,322

For the nine months ended September 30, 2024
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
11,189
$
69,227
$
80,416
Write-downs in value
(1,103)
(1,260)
(2,363)
Additions
6,985
32,748
39,733
Sales
(7,145)
(47,548)
(54,693)
Other adjustments
-
(65)
(65)
Ending balance $
9,926
$
53,102
$
63,028

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

(In thousands) September 30, 2024 December 31, 2023
Net deferred tax assets (net of valuation allowance) $
917,793
$
1,009,068
Investments under the equity method
248,235
236,485
Prepaid taxes
53,395
39,052
Other prepaid expenses
39,000
29,338
Capitalized software costs
117,894
93,404
Derivative assets
25,934
24,419
Trades receivable from brokers and counterparties
5,701
23,102
Receivables from investments maturities
-
176,000
Principal, interest and escrow servicing advances
44,665
48,557
Guaranteed mortgage loan claims receivable
19,736
29,648
Operating ROU assets (Note 27)
98,077
116,106
Finance ROU assets (Note 27)
19,301
21,093
Assets for pension benefit
26,409
23,404
Others
151,779
144,888
Total other assets $
1,767,919
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

Gross Carrying Accumulated
Net
Carrying
(In thousands) Amount Amortization Value
September 30, 2024
Software development costs $
83,179
$
28,978
$
54,201
Software license costs
49,072
29,477
19,595
Cloud computing arrangements
56,599
12,501
44,098
Total Capitalized

software costs [1] [2]
$
188,850
$
70,956
$
117,894
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

Quarters ended September 30, Nine months ended September 30,
(In thousands) 2024 2023 2024 2023
Software development and license costs $
21,118
$
16,820
$
57,431
$
47,962
Cloud computing arrangements
1,514
923
3,052
2,685
Total amortization

expense
$
22,632
$
17,743
$
60,483
$
50,647

Note 13 – Goodwill and other intangible assets

Goodwill
There were
no

changes in the carrying

amount of goodwill for

the quarter and nine

months ended September 30,

2024. During the
third quarter of 2023, the Corporation recorded an impairment of

$
23

million as a result of its annual goodwill impairment test related to

its

U.S. based

equipment leasing

subsidiary,

Popular Equipment

Finance (“PEF”),

due to

lower forecasted

cash flows

and an
increase in the rate used to discount cash flows.
The following table shows the changes in the carrying

amount of goodwill for the nine months ended

September 30, 2024 and 2023,
allocated by reportable segments, were as follows

(refer to Note 32 for the definition of the Corporation’s

reportable segments):

September 30, 2024
Balance at

Goodwill on Goodwill Balance at
(In thousands) January 1, 2024

acquisition

impairment September 30, 2024
Banco Popular de Puerto Rico $
436,383
$
-
$
-
$
436,383
Popular U.S.
368,045
-
-
368,045
Total Popular,

Inc.

$
804,428
$
-
$
-
$
804,428

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

Gross Carrying Accumulated
Net
Carrying
(In thousands) Amount Amortization Value
September 30, 2024
Core deposits $
12,810
$
12,275
$
535
Other customer relationships
14,286
8,050
6,236
Total other intangible

assets
$
27,096
$
20,325
$
6,771
December 31, 2023
Core deposits $
12,810
$
11,315
$
1,495
Other customer relationships
14,286
6,777
7,509
Total other intangible

assets
$
27,096
$
18,092
$
9,004
During the

quarter ended

September 30,

2024, the

Corporation recognized

$
0.7

million in

amortization expense

related to

other
intangible assets with definite useful lives (September 30, 2023 - $
0.8

million). During the nine months ended September 30, 2024,
the Corporation

recognized $
2.2

million in

amortization related to

other intangible assets

with definite useful

lives (September 30,
2023 - $
2.4

million).

The following

table presents

the estimated

amortization of

the intangible

assets with

definite useful

lives for

each of

the following
periods:

(In thousands)
Remaining 2024 $
704
Year 2025
1,750
Year 2026
1,440
Year 2027
959
Year 2028
959
Later years
959

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
The Corporation

performed the

annual goodwill

impairment evaluation

for the

entire organization

during the

third quarter

of 2024
using July 31, 2024 as the annual evaluation date. The reporting units utilized for this evaluation were those that are one level below the business segments,

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
For

purposes

of

the

market

comparable

companies’

approach,

valuations

were

determined

by

calculating

price

multiples

(using
averages or applying regression analyses) of relevant value drivers from a group of companies that are comparable to the reporting
unit being analyzed and

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

of
equity used to

discount the cash flows

was calculated using the

Ibbotson Build-Up Method and

ranged from
11.99
% to
15.93
% for
the 2024 analysis. The Ibbotson Build-Up Method

builds up a cost of equity

starting with the rate of

return of a “risk-free” asset (20-
year U.S. Treasury

note) and adds

to it additional

risk elements such as

equity risk premium, size

premium, industry risk

premium,
and a

specific geographic risk

premium (as applicable).

The resulting discount

rates were

analyzed in terms

of reasonability given
the current market conditions.
The

results

of

the

BPPR

annual

goodwill

impairment

test

as

of

July

31,

2024

indicated

that

the

estimated

fair

value

using

a
combination of

valuation methodologies

exceeded BPPR’s

equity value

by

approximately $
3.7

billion or
303
%

compared to

$
3.7
billion or
468
%, for the annual goodwill impairment test completed as

of July 31, 2023. PB’s annual

goodwill impairment test results
as

of such

dates indicated

that the

average estimated

fair value

using a

combination of

valuation methodologies

exceeded PB’s
equity

value

by

approximately

$
584

million

or
34
%,

compared

to

$
129

million

or
8
%,

for

the

annual

goodwill

impairment

test
completed as of July 31, 2023. Accordingly,
no

impairment was recognized for BPPR or PB. The goodwill balance of BPPR and PB, as legal entities, represented approximately
93
% of the Corporation’s total goodwill balance as of

the July 31, 2024 valuation date.
Furthermore,

as

part

of

the

analyses,

management

performed

a

reconciliation

of

the

aggregate

fair

values

determined

for

the
reporting units to the market capitalization of the Corporation concluding that the fair value results determined for the reporting units
in the July 31, 2024 annual assessment were reasonable.
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

September 30, 2024
Balance at Balance at
September 30, Accumulated September 30,
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
$
804,428

Note 14 – Deposits
Total deposits as of the end of the periods presented consisted of:

(In thousands) September 30, 2024 December 31, 2023
Savings accounts $
14,149,122
$
14,602,411
NOW, money market and other interest

bearing demand deposits
25,162,318
25,094,316
Total savings, NOW,

money market and other interest bearing demand

deposits
39,311,440
39,696,727
Certificates of deposit:
Under $250,000
5,619,851
5,443,062
$250,000 and over
3,461,139
3,058,830

Total certificates

of deposit
9,080,990
8,501,892
Total interest bearing

deposits
$
48,392,430
$
48,198,619
Non- interest bearing deposits $
15,276,071
$
15,419,624
Total deposits $
63,668,501
$
63,618,243
A summary of certificates of deposits by maturity at

September 30, 2024 follows:

(In thousands)
2024 $
3,258,241
2025
3,214,257
2026
903,183
2027
640,857
2028
596,378
2029 and thereafter
468,074
Total certificates of

deposit
$
9,080,990
At September 30, 2024, the Corporation had brokered

deposits amounting to $
1.7

billion (December 31, 2023 - $
1.7

billion).
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $
16.2

million at September 30,
2024 (December 31, 2023 - $
9.1

million).
At September 30, 2024,

Puerto Rico government deposits amounted

to $
18.7

billion. Puerto Rico government deposits

are interest
bearing accounts.

These government

deposits are

indexed to

short-term market

rates and

fluctuate in

cost with

changes in

those
rates, in

accordance with contractual

terms. Public

deposit balances are

difficult to

predict. For example,

the receipt

by the Puerto
Rico

Government

of

hurricane

recovery

related

Federal

assistance

and

seasonal

tax

collections

could

increase

public

deposit
balances at BPPR.

On the other hand,

the amount and

timing of reductions

in balances are

likely to be

impacted by,

for example,
the speed at

which federal assistance

is distributed,

the financial condition,

liquidity and cash

management practices of the

Puerto
Rico

Government

and

its

instrumentalities

and

the

implementation

of

fiscal

and

debt

adjustment

plans

approved

pursuant

to
PROMESA or

other

actions

mandated by

the

Fiscal

Oversight and

Management Board

for Puerto

Rico

(the

“Oversight Board”).
Generally, these deposits require that

the bank pledge high credit quality securities as collateral, therefore,

liquidity risk arising from
government deposit outflows are lower.

Note 15 – Borrowings
Assets sold under agreements to repurchase
Assets sold under agreements to repurchase amounted

to $
55

million at September 30, 2024 and $
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

and

other

assets

held-for-trading
purposes or

which have

been obtained

under agreements

to resell.

It is

the Corporation’s

policy to

maintain effective

control over
assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the Consolidated Statements of
Financial Condition.
Repurchase agreements accounted for as secured borrowings

September 30, 2024 December 31, 2023
Repurchase Repurchase
(In thousands)

liability

liability
U.S. Treasury securities
Within 30 days
$
21,956
$
16,931
After 30 to 90 days
13,882
18,369
After 90 days
-
8,292
Total U.S. Treasury

securities
35,838
43,592
Mortgage-backed securities

Within 30 days
5,206
27,171

After 30 to 90 days
14,316
20,394
Total mortgage-backed

securities
19,522
47,565
Collateralized mortgage obligations

Within 30 days
-
227
Total collateralized

mortgage obligations
-
227
Total
$
55,360
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

30, 2024 and December 31, 2023.

Notes Payable
The following table presents the composition of notes

payable at September 30, 2024 and December

31, 2023.

(In thousands) September 30, 2024 December 31, 2023
Advances with the FHLB with maturities ranging from
2024

through
2029

paying interest at
monthly
fixed rates ranging from
0.54
% to
5.26
%
$
325,095
$
394,665
Unsecured senior debt securities maturing on
2028

paying interest
semiannually

at a fixed rate of
7.25
%, net of debt issuance costs of $
5,085
[1]
394,915
393,937
Junior subordinated deferrable interest debentures (related to trust preferred securities) maturing on
2034

with fixed interest rates ranging from
6.13
% to
6.56
%, net of debt issuance costs of $
268
198,366
198,346
Total notes payable $
918,376
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
A breakdown of borrowings by contractual maturities

at September 30, 2024 is included in the table

below.

Assets sold under

(In thousands)
agreements to
repurchase
Notes payable Total
2024 $
55,360
$
22,373
$
77,733
2025
-
144,214
144,214
2026
-
74,500
74,500
2028
-
439,265
439,265
Later years
-
238,024
238,024
Total borrowings $
55,360
$
918,376
$
973,736
At

September

30,

2024

and

December 31,

2023,

the

Corporation had

FHLB

borrowing facilities

whereby the

Corporation could
borrow up to

$
4.6

billion and $
4.2

billion, respectively,

of which $
0.3

billion and $
0.4

billion, respectively,

were used. In

addition, at
each of September 30, 2024 and December 31, 2023, the Corporation had placed $
0.3

billion of the available FHLB credit facility as
collateral for municipal letters of credit

to secure deposits. The FHLB

borrowing facilities are collateralized with securities

and loans
held-in-portfolio, and do not have restrictive covenants

or callable features.

Also, at September

30, 2024, the Corporation

had borrowing facilities

at the discount

window of the

Federal Reserve Bank of

New
York

amounting to

$
5.8

billion (December 31,

2023 -

$
4.4

billion), which remained

unused at

September 30, 2024

and December
31, 2023.

The facilities are a collateralized source of credit

that is highly reliable even under difficult market conditions.

Note 16 − Other liabilities
The caption of other liabilities in the consolidated

statements of financial condition consists of the following

major categories:

(In thousands) September 30, 2024 December 31, 2023
Accrued expenses $
336,223
$
337,695
Accrued interest payable
54,316
59,102
Accounts payable
91,226
89,339
Dividends payable
44,614
44,741
Trades payable
3,540
31
Liability for GNMA loans sold with an option to repurchase
8,558
10,960
Reserves for loan indemnifications
3,376
4,408
Reserve for operational losses
28,841
27,994
Operating lease liabilities (Note 27)
108,165
126,946
Finance lease liabilities (Note 27)
23,793
25,778
Pension benefit obligation
6,543
6,772
Postretirement benefit obligation
115,363
117,045
Others
65,765
63,816
Total other liabilities $
890,323
$
914,627

Note 17 – Stockholders’ equity

As

of

September

30,

2024,

stockholders’

equity

totaled

$
5.8

billion.

During

the

nine

months

ended

September

30,

2024,

the
Corporation declared cash dividends of $
1.86

(2023 - $
1.65
) per common share amounting to $
134.3

million (2023 - $
118.9

million).
The quarterly dividend of $
0.62

per share declared to stockholders of record as

of the close of business on
September 13, 2024

was
paid on
October 1, 2024
.
During the quarter

ended September 30,

2024, the Corporation

completed the repurchase

of
599,096

shares of common

stock for
$
58.8

million at an average price of $
98.11

per share, under the previously announced share repurchase authorization of up to $
500
million.

Note 18 – Other comprehensive income (loss)

The

following

table

presents

changes

in

accumulated

other

comprehensive

income

(loss)

by

component

for

the

quarters

ended
September 30, 2024 and, 2023.

Changes in Accumulated Other Comprehensive Loss

by Component [1]
Quarters ended Nine months ended
September 30, September 30,
(In thousands) 2024 2023 2024 2023
Foreign currency translation Beginning Balance $
(68,383)
$
(55,979)
$
(64,528)
$
(56,735)
Other comprehensive income (loss)
615
(976)
(3,240)
(220)
Net change
615
(976)
(3,240)
(220)
Ending balance $
(67,768)
$
(56,955)
$
(67,768)
$
(56,955)
Adjustment of pension and
postretirement benefit plans Beginning Balance $
(113,371)
$
(138,319)
$
(117,894)
$
(144,335)
Amounts reclassified from accumulated other
comprehensive loss for amortization of net losses
2,261
3,009
6,784
9,025
Net change
2,261
3,009
6,784
9,025
Ending balance $
(111,110)
$
(135,310)
$
(111,110)
$
(135,310)
Unrealized net holding losses
on debt securities Beginning Balance $
(1,696,528)
$
(2,134,137)
$
(1,713,109)
$
(2,323,903)
Other comprehensive income (loss)
326,148
(242,567)
271,985
(120,756)
Amounts reclassified from accumulated other
comprehensive loss for amortization of net unrealized
losses of debt securities transferred from available-for-
sale to held-to-maturity
36,264
35,027
107,008
102,982
Net change
362,412
(207,540)
378,993
(17,774)
Ending balance $
(1,334,116)
$
(2,341,677)
$
(1,334,116)
$
(2,341,677)
Unrealized net (losses) gains
on cash flow hedges Beginning Balance $
-
$
-
$
-
$
45
Other comprehensive (loss) income before
reclassifications
-
-
-
(19)
Amounts reclassified from accumulated other
comprehensive income (loss)
-
-
-
(26)
Net change
-
-
-
(45)
Total

$
(1,512,994)
$
(2,533,942)
$
(1,512,994)
$
(2,533,942)
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
(3,618)
$
(4,814)
$
(10,854)
$
(14,440)
Total before tax
(3,618)
(4,814)
(10,854)
(14,440)
Income tax benefit
1,357
1,805
4,070
5,415
Total net of tax $
(2,261)
$
(3,009)
$
(6,784)
$
(9,025)
Unrealized net holding losses on debt securities
Amortization of unrealized net losses of debt
securities transferred to held-to-maturity Interest income from investment securities $
(45,331)
$
(43,783)
$
(133,761)
$
(128,726)
Total before tax
(45,331)
(43,783)
(133,761)
(128,726)
Income tax expense
9,067
8,756
26,753
25,744
Total net of tax $
(36,264)
$
(35,027)
$
(107,008)
$
(102,982)
Unrealized net (losses) gains on cash flow hedges
Forward contracts Mortgage banking activities $
-
$
-
$
-
$
41
Total before tax
-
-
-
41
Income tax benefit
-
-
-
(15)
Total net of tax $
-
$
-
$
-
$
26
Total reclassification

adjustments, net of tax
$
(38,525)
$
(38,036)
$
(113,792)
$
(111,981)

Note 19 – Guarantees
At September

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

30, 2024,

the Corporation

serviced

$
511
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

2024,

the

Corporation

repurchased

approximately

$
0.5

million

and

$
1.5

million,

respectively,

of

unpaid

principal

balance

in
mortgage loans subject

to the credit

recourse provisions (September 30,

2023
- $
0.4

million and $
2.0

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
3

million (December 31, 2023 - $
4

million).
The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and nine months

ended September 30, 2024 and 2023.

Quarters ended September 30, Nine months ended September 30,
(In thousands) 2024 2023 2024 2023
Balance as of beginning of period $
4,058
$
6,223
$
4,211
$
6,897
Provision (benefit) for recourse liability
(808)
228
(768)
52
Net charge-offs
(54)
(54)
(247)
(552)
Balance as of end of period $
3,196
$
6,397
$
3,196
$
6,397
From time

to

time, the

Corporation sells

loans and

agrees to

indemnify the

purchaser for

credit

losses or

any

breach of

certain
representations and warranties made in connection

with the sale.
Servicing agreements

relating to

the mortgage-backed

securities programs

of FNMA,

FHLMC and

GNMA, and

to mortgage

loans
sold or serviced to certain other investors, including FHLMC,

require the Corporation to advance funds to

make scheduled payments
of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2024, the
Corporation serviced $
9.2

billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31,
2023 - $
9.9

billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner,
from liquidation proceeds when the mortgage

loan is foreclosed or,

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
45

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

2024 and

December 31,

2023, respectively.

In
addition, at both

September 30, 2024 and

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
Financial instruments with

off-balance sheet credit

risk, whose contract

amounts represent potential credit

risk as of

the end of

the
periods presented were as follows:

(In thousands) September 30, 2024 December 31, 2023
Commitments to extend credit:
Credit card lines $
5,582,089
$
6,108,939
Commercial lines of credit
3,874,209
3,626,269
Construction lines of credit
1,234,365
1,287,679
Other consumer unused credit commitments

261,470
256,610
Commercial letters of credit
2,157
1,404
Standby letters of credit
123,685
80,889
Commitments to originate or fund mortgage loans
23,217
32,968
Once At September 30,

2024 and December 31,

2023, the Corporation maintained a

reserve of approximately $
18

million and $
17
million, respectively, for potential losses associated with unfunded loan commitments related to commercial and construction lines of
credit.
Other commitments
At September 30,

2024 and December

31, 2023, the

Corporation also maintained

other non-credit commitments

for approximately
$
2.0

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

availed

themselves

of

debt
restructuring proceedings

under PROMESA.

As

of the

date of

this report,

while municipalities

have been

designated as

covered
entities under PROMESA, no municipality has commenced, or has been authorized by the Oversight Board to commence, any such debt restructuring proceeding under PROMESA.
At September 30, 2024, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled $
336

million, of which

$
336

million were outstanding

($
362

million and $
333

million at December

31, 2023). Of

the amount
outstanding,

$
323

million

consists

of

loans

and

$
13

million

are

securities

($
314

million

and

$
19

million

at

December 31,

2023).
Substantially all

of the

amount outstanding

at September

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

2024,
80
%

of

the

Corporation’s

exposure

to

municipal

loans

and

securities

was

concentrated

in

the

municipalities

of

San

Juan,

Guaynabo,

Carolina

and

Caguas.
In

July

2024,

the

Corporation
received scheduled principal payments amounting to $
40

million from various obligations from Puerto Rico

municipalities.
The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government
according to their maturities as of September 30, 2024
:

(In thousands)
Investment
Portfolio Loans Total Outstanding Total Exposure
Central Government
Within 1 year
3
-
3
3
After 5 to 10 years
1
-
1
1
After 10 years
42
-
42
42
Total Central

Government
46
-
46
46
Municipalities
Within 1 year
2,440
12,764
15,204
15,204
After 1 to 5 years
9,520
147,033
156,553
156,553
After 5 to 10 years
655
119,073
119,728
119,728
After 10 years
-
44,582
44,582
44,582
Total Municipalities
12,615
323,452
336,067
336,067
Total Direct Government

Exposure
$
12,661
$
323,452
$
336,113
$
336,113
In

addition,

at

September

30,

2024,

the

Corporation

had

$
225

million

in

loans

insured

or

securities

issued

by

Puerto

Rico
governmental entities

but for

which the

principal source

of repayment

is non-governmental

($
238

million at

December 31,

2023).
These

included

$
179

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
2024, $
38

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

In

addition,

$
2.0

billion

of

residential

mortgages

and

$
88.4

million

commercial

loans

were

insured

or

guaranteed

by

the

U.S.
Government

or

its

agencies

at

September

30,

2024

(compared

to

$
1.9

billion

and

$
89.2

million,

respectively,

at

December

31,
2023). The

Corporation also had

U.S. Treasury

and obligations from

the U.S. Government,

its agencies or

government sponsored
entities

within the

portfolio of

available-for-sale and

held-to-maturity securities

as

described in

Note 5

and

6 to

the Consolidated
Financial Statements.
At September 30, 2024, the Corporation had

operations in the United States Virgin

Islands (the “USVI”) and had approximately $
28
million

in

direct

exposure

to

USVI

government

entities

(December

31,

2023

-

$
28

million).

The

USVI

has

been

experiencing

a
number of

fiscal and

economic challenges

that could

adversely affect

the ability

of its

public corporations

and instrumentalities

to
service their outstanding debt obligations.

At September 30, 2024,

the Corporation had operations

in the British Virgin

Islands (“BVI”) and it

had a loan portfolio

amounting to
approximately

$
200

million

comprised

of

various

retail

and

commercial

clients,

compared

to

a

loan

portfolio

of

$
205

million

at
December 31, 2023. At September 30, 2024, the Corporation

had no significant exposure to a single borrower

in the BVI.
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
6.49

million as
of

September

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
Insufficient Funds and Overdraft Fees Class Actions
Popular, Inc. (“Popular”) was named as a defendant on a putative class action complaint captioned Golden v. Popular, Inc. originally filed in March 2020

before the U.S. District Court for

the Southern District of New

York, seeking

damages, restitution and injunctive
relief. Plaintiff alleged

breach of contract, violation

of the covenant of

good faith and fair

dealing, unjust enrichment and

violation of

New York

consumer protection law due to Popular’s purported

practice of charging overdraft fees

(“OD Fees”) on transactions that,
under plaintiffs’ theory,

do not overdraw the account. In

October 2022, the parties reached a

settlement in principle on a

class-wide
basis subject

to final

court approval. On

July 9,

2024, the

court granted

final approval

to the

settlement agreement. This

matter is
now closed.
Popular was named as a defendant on a putative class action complaint captioned Lipsett v. Popular, Inc. d/b/a Banco Popular, filed on January 31, 2022 before the U.S. District Court for the Southern District of

New York, seeking damages, restitution and injunctive
relief. Similar

to the

claims set

forth in

the aforementioned

Golden complaint,

Plaintiff alleged

breach of

contract, violations

of the
covenant of

good faith and

fair dealing

and unjust enrichment,

as a

result of Popular’s

purported practice of

charging OD Fees

on
transactions that,

under plaintiffs’

theory,

do not

overdraw the

account.

The complaint

further

alleged that

Popular

assessed OD
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

approval hearing of

the settlement

agreement for
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

VIEs in
which

it

has

no

other

form

of

continuing

involvement. Refer

to

Note

23

to

the

Consolidated

Financial

Statements

for

additional
information on the debt securities outstanding at September 30, 2024 and December 31, 2023, which are classified as available-for-
sale and

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

The following

table presents

the carrying

amount and

classification of

the assets

related to

the Corporation’s

variable interests

in
non-consolidated VIEs

and the

maximum exposure

to loss

as a

result of

the Corporation’s

involvement as

servicer of

GNMA and
FNMA loans at September 30, 2024 and

December 31, 2023.

(In thousands) September 30, 2024 December 31, 2023
Assets
Servicing assets:
Mortgage servicing rights $
85,146
$
92,999
Total servicing

assets

$
85,146
$
92,999
Other assets:
Servicing advances $
7,121
$
6,291
Total other assets $
7,121
$
6,291
Total assets $
92,267
$
99,290
Maximum exposure to loss $
92,267
$
99,290
The size of

the non-consolidated VIEs,

in which the

Corporation has a

variable interest in

the form

of servicing fees,

measured as
the total unpaid principal balance of the loans,

amounted to $
6.7

billion at September 30, 2024 (December 31, 2023

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
At September

30, 2024,

the Corporation

had a
15.84
% equity

interest in

Centro Financiero BHD,

S.A. (“BHD”),

one of

the largest
banking

and

financial

services

groups

in

the

Dominican

Republic.

During

the

nine

months

ended

September

30,

2024,

the
Corporation recorded $
29.6

million in equity pickup,

including the impact of

changes in the fair

value of available for

sale securities
included as

a component

of Other Comprehensive

Income, from

its investment

in BHD

(September 30, 2023

- $
38

million), which
had a

carrying amount

of $
236.1

million at

September 30,

2024 (December

31, 2023

- $
225.9

million). The

Corporation received
$
19.4

million

in

cash

dividend

distributions

and

$
2.9

in

stock

dividends

during

the

nine

months

ended

September

30,

2024
(September 30, 2023 - $
14.1

million in cash dividends and $
2.1

million in stock dividends).

Investment Companies
The

Corporation,

through

its

wholly

owned

subsidiary

Popular

Asset

Management

LLC

(“PAM”)

provided

investment

advisory
services to several investment companies registered under the Investment

Company Act of 1940 in exchange for a

fee. These fees
are calculated

at an

annual rate

of the

average net

assets of

the investment

company,

as defined

in each

agreement. Due

to its
advisory

role,

the

Corporation considers

these

investment companies

as

related

parties. The

Corporation, through

its

subsidiary
BPPR, also provides transfer agency services to

investment companies considered affiliates up to the second

quarter of 2024.
For

the

nine months

ended September

30,

2024, administrative

fees charged

to

these

investment companies

amounted to

$
1.6
million (September 30, 2023 -

$
1.7

million) and waived fees amounted to

$
0.5

million (September 30, 2023 -

$
0.7

million), for a net
fee of $
1.1

million (September 30, 2023 - $
1

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
Fair Value on a Recurring and Nonrecurring Basis
The following fair value hierarchy tables

present information about the Corporation’s assets

and liabilities measured at fair value

on
a recurring basis at September 30, 2024 and December

31, 2023:

At September 30, 2024
(In thousands) Level 1 Level 2 Level 3 Measured at NAV Total
RECURRING FAIR VALUE

MEASUREMENTS
Assets

Debt securities available-for-sale:
U.S. Treasury securities $
5,879,911
$
5,644,519
$
-
$
-
$
11,524,430
Collateralized mortgage obligations - federal
agencies
-
128,553
-
-
128,553
Mortgage-backed securities
-
5,530,582
558
-
5,531,140
Other
-
-
2,000
-
2,000
Total debt securities

available-for-sale
$
5,879,911
$
11,303,654
$
2,558
$
-
$
17,186,123
Trading account debt securities, excluding
derivatives:
U.S. Treasury securities $
7,675
$
10
$
-
$
-
$
7,685
Obligations of Puerto Rico, States and political
subdivisions
-
58
-
-
58
Collateralized mortgage obligations
-
132
-
-
132
Mortgage-backed securities
-
22,723
84
-
22,807
Other
-
-
154
-
154
Total trading account

debt securities, excluding
derivatives $
7,675
$
22,923
$
238
$
-
$
30,836
Equity securities $
-
$
46,248
$
-
$
385
$
46,633
Mortgage servicing rights
-
-
108,827
-
108,827
Loans held-for-sale
-
5,509
-
-
5,509
Derivatives

-
25,941
-
-
25,941
Total assets measured

at fair value on a
recurring basis $
5,887,586
$
11,404,275
$
111,623
$
385
$
17,403,869
Liabilities
Derivatives $
-
$
(23,608)
$
-
$
-
$
(23,608)
Total liabilities measured

at fair value on a
recurring basis $
-
$
(23,608)
$
-
$
-
$
(23,608)

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
The

following

tables summarize

the difference

between the

aggregate fair

value

and the

aggregate unpaid

principal

balance

for
mortgage loans originated as held-for-sale measured

at fair value as of September 30, 2024 and

December 31, 2023.

(In thousands) September 30, 2024
Aggregate Unpaid
Fair Value Principal Balance Difference
Loans held for sale $
5,509
$
5,507
$
2

(In thousands) December 31, 2023
Aggregate Unpaid
Fair Value Principal Balance Difference
Loans held for sale $
3,239
$
3,202
$
37

No

loans held-for-sale were 90 or more days past

due or on nonaccrual status as of September 30,

2024 and December 31, 2023.
For the nine months ended September 30, 2024, changes in the fair value of mortgage loans held-for-sale for which the Corporation elected the fair value option, were not considered material.
The fair value information included in the following tables is not as of period end, but as of

the date that the fair value measurement
was

recorded

during

the

quarters

and

nine

months

ended

September

30,

2024

and

2023

and

excludes

nonrecurring fair

value
measurements of assets no longer outstanding as of

the reporting date.

Nine months ended September 30, 2024
(In thousands) Level 1 Level 2 Level 3 Total
NONRECURRING FAIR VALUE

MEASUREMENTS
Assets

Write-downs
Loans [1] $
-
$
-
$
4,166
$
4,166
$
(654)
Other real estate owned [2]
-
-
5,749
5,749
(1,889)
Other foreclosed assets [2]
-
-
174
174
(38)
Total assets measured

at fair value on a nonrecurring basis
$
-
$
-
$
10,089
$
10,089
$
(2,581)
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

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2024 and

2023.

Quarter ended September 30, 2024
MBS Other MBS Other
classified securities classified securities
as debt
classified as

as trading classified
securities

debt securities
account as trading Mortgage
available- available-

debt
account debt servicing Total
(In thousands) for-sale for-sale securities securities rights assets
Balance at June 30, 2024 $
581
$
2,000
$
84
$
158
$
113,386
$
116,209
Gains (losses) included in earnings
-
-
-
(4)
(4,896)
(4,900)
Gains (losses) included in OCI
2
-
-
-
-
2
Additions
-
-
-
-
337
337
Settlements
(25)
-
-
-
-
(25)
Balance at September 30, 2024 $
558
$
2,000
$
84
$
154
$
108,827
$
111,623
Changes in unrealized gains (losses) included in
earnings relating to assets still held at September
30, 2024 $
-
$
-
$
-
$
6
$
(2,577)
$
(2,571)

Nine months ended September 30, 2024
MBS Other MBS Other
classified securities CMOs classified securities
as debt
classified as

classified as trading classified
securities

debt securities
as trading account as trading Mortgage
available- available- account debt

debt
account debt servicing Total
(In thousands) for-sale for-sale securities securities securities rights assets
Balance at January 1, 2024 $
606
$
2,500
$
5
$
112
$
167
$
118,109
$
121,499
Gains (losses) included in earnings
-
(500)
-
-
(13)
(10,280)
(10,793)
Gains (losses) included in OCI
2
-
-
-
-
-
2
Additions
-
-
-
-
-
998
998
Settlements
(50)
-
(5)
(28)
-
-
(83)
Balance at September 30, 2024 $
558
$
2,000
$
-
$
84
$
154
$
108,827
$
111,623
Changes in unrealized gains (losses) included
in earnings relating to assets still held at
September 30, 2024 $
-
$
-
$
-
$
-
$
18
$
(3,279)
$
(3,261)

Quarter ended September 30, 2023
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
(In thousands) for-sale for-sale securities securities securities rights assets
Balance at January 1,

2023
$
711
$
1,000
$
113
$
215
$
207
$
128,350
$
130,596
Gains (losses) included in earnings
-
-
-
(2)
(19)
(10,386)
(10,407)
Gains (losses) included in OCI
(8)
-
-
-
-
-
(8)
Additions
-
-
4
-
-
1,814
1,818
Sales
-
-
-
-
-
(1,269)
(1,269)
Settlements
(50)
-
(107)
(76)
-
521
288
Balance at September 30, 2023 $
653
$
1,000
$
10
$
137
$
188
$
119,030
$
121,018
Changes in unrealized gains (losses)
included in earnings relating to assets
still held at September 30, 2023 $
-
$
-
$
-
$
(1)
$
22
$
(1,828)
$
(1,807)

Gains and losses

(realized and unrealized)

included in earnings

for the

quarters

and nine months

ended September 30,

2024 and
2023 for

Level 3

assets and

liabilities included

in the

previous tables

are reported

in the

consolidated statement

of operations

as
follows:

Quarter ended September 30, 2024 Nine months ended September 30, 2024
Changes in unrealized Changes in unrealized
Total gains gains (losses) relating to Total gains gains (losses) relating to
(losses) included assets still held at (losses) included assets still held at
(In thousands) in earnings reporting date in earnings reporting date
Mortgage banking activities $
(4,896)
$
(2,577)
$
(10,280)
$
(3,279)
Trading account profit (loss)
(4)
6
(13)
18
Provision for credit losses
-
-
(500)
-
Total

$
(4,900)
$
(2,571)
$
(10,793)
$
(3,261)

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

unobservable inputs were not

developed by the

Corporation such as

prices
of prior transactions and/or unadjusted third-party pricing

sources at September 30, 2024 and 2023.

Fair value at

September 30,
(In thousands) 2024 Valuation technique Unobservable inputs Weighted average (range) [1]
Other - trading $
154
Discounted cash flow model Weighted average life
2.3

years
Yield
12
.0%
Prepayment speed
10.8
%
Loans held-in-portfolio $
4,166
[2]
External appraisal Haircut applied on
external appraisals
7.5
% (
5.0
% -
10.0
%)
Other real estate owned $
16
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
12
.0%
Prepayment speed
10.8
%
Loans held-in-portfolio $
9,044
[2]
External appraisal Haircut applied on
external appraisals
7.2
% (
5
.0% -
10
.0%)
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

September 30, 2024
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Assets:
Cash and due from banks $
427,594
$
427,594
$
-
$
-
$
-
$
427,594
Money market investments
6,530,788
6,522,716
8,072
-
-
6,530,788
Trading account debt securities, excluding

derivatives
[1]
30,836
7,675
22,923
238
-
30,836
Debt securities available-for-sale [1]
17,186,123
5,879,911
11,303,654
2,558
-
17,186,123
Debt securities held-to-maturity:
U.S. Treasury securities $
7,799,966
$
-
$
7,854,735
$
-
$
-
$
7,854,735
Obligations of Puerto Rico, States and political
subdivisions
52,415
-
6,930
46,905
-
53,835
Collateralized mortgage obligation-federal agency
1,523
-
1,398
-
-
1,398
Securities in wholly owned statutory business trusts
5,960
-
5,960
-
-
5,960
Total debt securities

held-to-maturity
$
7,859,864
$
-
$
7,869,023
$
46,905
$
-
$
7,915,928
Equity securities:
FHLB stock $
46,668
$
-
$
46,668
$
-
$
-
$
46,668
FRB stock
98,957
-
98,957
-
-
98,957
Other investments
52,566
-
46,248
6,662
385
53,295
Total equity securities $
198,191
$
-
$
191,873
$
6,662
$
385
$
198,920
Loans held-for-sale $
5,509
$
-
$
5,509
$
-
$
-
$
5,509
Loans held-in-portfolio
35,450,647
-
-
34,681,826
-
34,681,826
Mortgage servicing rights
108,827
-
-
108,827
-
108,827
Derivatives
25,941
-
25,941
-
-
25,941
September 30, 2024
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Liabilities:
Deposits:
Demand deposits $
54,587,511
$
-
$
54,587,511
$
-
$
-
$
54,587,511
Time deposits
9,080,990
-
8,872,969
-
-
8,872,969
Total deposits $
63,668,501
$
-
$
63,460,480
$
-
$
-
$
63,460,480
Assets sold under agreements to repurchase $
55,360
$
-
$
55,369
$
-
$
-
$
55,369
Notes payable:
FHLB advances $
325,095
$
-
$
318,450
$
-
$
-
$
318,450
Unsecured senior debt securities
394,915
-
417,316
-
-
417,316
Junior subordinated deferrable interest debentures
(related to trust preferred securities)
198,366
-
189,592
-
-
189,592
Total notes payable $
918,376
$
-
$
925,358
$
-
$
-
$
925,358
Derivatives $
23,608
$
-
$
23,608
$
-
$
-
$
23,608
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

The

notional

amount of

commitments to

extend credit

at September

30,

2024

and

December 31,

2023 was

$
11

billion and

$
10
billion, respectively,

and represented

the unused

portion of

credit facilities

granted to

customers. The notional

amount of

letters of
credit

at

September

30,

2024

and

December

31,

2023

was

$
126

million

and

$
82

million,

respectively,

and

represented

the
contractual amount that

is required to

be paid in

the event of

nonperformance. The fair value

of commitments to

extend credit and
letters

of

credit,

which

are

based

on

the

fees

charged

to

enter

into

those

agreements,

are

not

material

to

Popular’s

financial
statements.

Note 25 – Net income per common share
The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and nine months ended September 30, 2024 and 2023:

Quarters ended September 30, Nine months ended September 30,
(In thousands, except per share information) 2024 2023 2024 2023
Net income $
155,323
$
136,609
$
436,395
$
446,748
Preferred stock dividends
(353)
(353)
(1,059)
(1,059)
Net income applicable to common stock $
154,970
$
136,256
$
435,336
$
445,689
Average common shares outstanding
71,807,136
71,794,934
71,882,273
71,676,630
Average potential dilutive common shares

21,266
23,168
29,880
59,884
Average common shares outstanding - assuming dilution
71,828,402
71,818,102
71,912,153
71,736,514
Basic EPS $
2.16
$
1.90
$
6.06
$
6.22
Diluted EPS $
2.16
$
1.90
$
6.05
$
6.21
For the quarters

and nine months

ended September 30,

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

2024 and 2023.

Quarter ended September 30, Nine months ended September 30,
(In thousands) 2024 2024
BPPR Popular U.S. BPPR Popular U.S.
Service charges on deposit accounts $
35,699
$
2,616
$
105,770
$
7,513
Other service fees:
Debit card fees [1]
25,997
200
78,308
599
Insurance fees, excluding reinsurance
11,702
1,684
33,966
5,130
Credit card fees, excluding late fees and membership

fees [1]
26,189
379
76,828
1,205
Sale and administration of investment products
8,387
-
23,664
-
Trust fees
6,902
-
20,810
-
Total revenue from

contracts with customers [2]
$
114,876
$
4,879
$
339,346
$
14,447
[1]
Effective in the third quarter of 2024, the Corporation

reclassified certain interchange fees, which were

previously included jointly with credit card fees
from common network activity,

as debit card fees. For the nine month period ended September

30, 2024, interchange fees of approximately $
22.2

million,
corresponding to the first and second quarters were

reclassified.
[2] The amounts include intersegment transactions of $
0.6

million and $
3.9

million, respectively, for the

quarter and nine months ended September 30, 2024.
Quarter ended September 30, Nine months ended September 30,
(In thousands) 2023 2023
BPPR Popular U.S. BPPR Popular U.S.
Service charges on deposit accounts $
34,740
$
2,578
$
102,145
$
7,632
Other service fees:
Debit card fees [1]
24,390
213
73,489
654
Insurance fees, excluding reinsurance
11,487
1,535
34,437
4,130
Credit card fees, excluding late fees and membership

fees [1]
25,336
340
77,128
1,255
Sale and administration of investment products
6,820
-
19,454
-
Trust fees
6,540
-
19,304
-
Total revenue from

contracts with customers [2]
$
109,313
$
4,666
$
325,957
$
13,671
[1]
Effective in the third quarter of 2024, the Corporation

reclassified certain interchange fees, which were

previously included jointly with credit card fees
from common network activity,

as debit card fees. For the quarter and nine month

period ended September 30, 2023, interchange fees

of approximately
$
11

million and $
33.8

million were reclassified.
[2] The amounts include intersegment transactions of $
1.2

million and $
5

million, respectively, for the

quarter and nine months ended September 30,

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
30.3
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

September 30, 2024
(In thousands)
Remaining

2024 2025 2026 2027 2028
Later
Years
Total Lease
Payments
Less: Imputed
Interest Total
Operating Leases $
7,818
$
28,553
$
20,088
$
14,681
$
12,221
40,309
$
123,670
$
(15,505)
$
108,165
Finance Leases
1,156
4,692
4,462
3,105
2,432
10,908
26,755
(2,962)
23,793
The following table presents the lease cost recognized

by the Corporation in the Consolidated

Statements of Operations as follows:

Quarters ended September 30, Nine months ended September 30,
(In thousands) 2024 2023 2024 2023
Finance lease cost:
Amortization of ROU assets $
775
$
1,071
$
2,272
$
2,966
Interest on lease liabilities
239
219
702
749
Operating lease cost
7,626
7,924
22,964
23,578
Short-term lease cost
123
101
359
322
Variable lease cost
69
49
208
150
Sublease income
(20)
(20)
(61)
(46)
Total lease cost
[1]
$
8,812
$
9,344
$
26,444
$
27,719
[1]
Total lease cost

is recognized as part of net occupancy expense, except

for the net gain recognized from sale and leaseback

transactions which
was included as part of other operating income.

The

following

table

presents

supplemental

cash

flow

information

and

other

related

information

related

to

operating

and

finance
leases.

Nine months ended September 30,2024
(Dollars in thousands) 2024 2023
Cash paid for amounts included in the measurement of

lease liabilities:
Operating cash flows from operating leases $
23,500
$
23,218
Operating cash flows from finance leases
702
749
Financing cash flows from finance leases
2,717
3,557
ROU assets obtained in exchange for new lease obligations:
Operating leases $
1,618
$
4,864
Finance leases
732
1,796
Weighted-average remaining lease term:
Operating leases
7.2
years
7.3
years
Finance leases
8.2
years
7.8
years
Weighted-average discount rate:
Operating leases
3.3
%
3.2
%
Finance leases
3.7
%
3.8
%
As

of

September

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
7,886
1,421
1,520

Expected return on plan assets
(8,594)
(8,591)
-
-

Amortization of prior service cost/(credit)
-
-
-
-

Amortization of net loss
4,166
5,367
(548)
(553)
Total net periodic

pension cost

$
3,130
$
4,662
$
905
$
1,015

Pension Plans OPEB Plan
Nine months ended September 30, Nine months ended September 30,
(In thousands) 2024 2023 2024 2023
Personnel Cost:

Service cost
$
-
$
-
$
95
$
143
Other operating expenses:

Interest cost
22,675
23,661
4,264
4,561

Expected return on plan assets
(25,782)
(25,774)
-
-

Amortization prior service cost/(credit)
-
-
-
-

Amortization of net loss
12,498
16,099
(1,644)
(1,659)
Total net periodic

pension cost
$
9,391
$
13,986
$
2,715
$
3,045
The Corporation paid the following contributions to the plans for the nine months ended September 30, 2024 and expects to pay the following contributions for the year ending December

31, 2024.

For the nine months ended For the year ending
(In thousands) September 30, 2024 December 31, 2024
Pension Plans $
171
$
228
OPEB Plan $
5,012
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
The restricted

stock granted

under the

Incentive Plan

to employees

becomes vested

based on

the employees’

continued service
with

Popular.
Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock granted prior to 2021 was determined based on a two-prong vesting schedule. These grants include ratable vesting over five or four years commencing at the date of grant (“the graduated vesting portion”) with a portion vested at termination of employment after attainment of 55 years of age and 10 years of service or 60 years of age and 5 years of service (“the retirement vesting portion”).
The graduated vesting portion is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service. Restricted stock granted on or after 2021 have ratable vesting in equal annual installments over a period of 4 years or 3 years, depending on the classification of the employee. The vesting schedule is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service.
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
The

following

table

summarizes

the

restricted

stock

and

performance

shares

activity

under

the

Incentive

Plan

for

members

of
management.

(Not in thousands) Shares
Weighted-Average
Grant Date Fair
Value
Non-vested at December 31, 2022
281,963
$
56.50
Granted
257,757
66.01
Performance Shares Quantity Adjustment
19,753
75.32
Vested

(243,133)
66.31
Forfeited
(16,444)
55.82
Non-vested at December 31, 2023
299,896
$
58.20
Granted
241,744
86.60
Performance Shares Quantity Adjustment
6,739
85.37
Vested

(285,048)
75.54
Forfeited
(2,952)
64.83
Non-vested at September 30, 2024
260,379
$
67.13
During

the

quarter

ended

September

30,

2024,
928

shares

of

restricted

stock

(September

30,

2023

–
0
)

were

awarded

to
management under

the Incentive

Plan.

During the

quarters ended

September

30, 2024

and

2023,
no

performance shares

were
awarded to management

under the Incentive

Plan.

For the nine

months ended September

30, 2024,
176,519

shares of

restricted
stock

(September

30,

2023

–
200,303
)

and
65,225

performance

shares

(September

30,

2023

-
51,355
)

were

awarded

to
management under the Incentive Plan.

During

the

quarter

ended

September

30,

2024,

the

Corporation

recognized

$
1.8

million

of

restricted

stock

expense

related

to
management

incentive

awards,

with

a

tax

benefit

of

$
0.4

million

(September

30,

2023

-

$
2.0

million,

with

a

tax

benefit

of

$
0.4
million).

For

the

nine

months

ended

September

30,

2024,

the

Corporation recognized

$
12.3

million

of

restricted

stock

expense
related to management

incentive awards, with a

tax benefit of

$
2.0

million (September 30, 2023

- $
9.7

million, with a

tax benefit of
$
1.5

million). For the nine months ended

September 30, 2024, the fair market

value of the restricted stock

and performance shares
vested was $
16.9

million at grant

date and $
23.2

million at vesting date.

This differential triggers

a windfall of

$
2.3

million that was
recorded as a

reduction on income tax

expense. During the quarter ended

September 30, 2024, the

Corporation recognized $
(0.5)
million of performance shares benefit, with a tax benefit of $
(32)

thousand due to performance shares target adjustment (September
30,

2023

-

$
0.1

million,

with

a

tax

benefit

of

$
8

thousand).

For

the

nine

months

ended

September

30,

2024,

the

Corporation
recognized $
3.5

million of performance shares expense, with a tax

benefit of $
0.2

million (September 30, 2023 - $
3.6

million, with a
tax

benefit

of

$
0.1

million).

The

total

unrecognized

compensation

cost

related

to

non-vested

restricted

stock

awards

and
performance shares to members of management at September 30, 2024 was $
13.9

million and is expected to be recognized over a
weighted-average period of
1.65

years.
The following table summarizes the restricted stock

activity under the Incentive Plan for members of

the Board of Directors:

(Not in thousands) RSUs / Unrestricted stock
Weighted-Average

Grant
Date Fair Value per Unit
Non-vested at December 31, 2022
-
$
-
Granted
39,104
55.30
Vested

(39,104)
55.30
Forfeited
-
-
Non-vested at December 31, 2023
-
$
-
Granted
24,279
89.22
Vested

(24,279)
89.22
Forfeited
-
-
Non-vested at September 30, 2024
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

For 2024

and 2023,

Directors elected

RSUs and

unrestricted stock.

During the

quarter ended

September 30,

2024,
1,281

RSUs
and
no

shares of unrestricted stock were granted to the

Directors (September 30, 2023 -
1,384

RSUs and
no

shares of unrestricted
stock)

and

the

Corporation

recognized

expense

related

to

these

shares

of

$
0.1

million

with

a

tax

benefit

of

$
21

thousand
(September

30,

2023

-

$
0.1

million

with

a

tax

benefit

of

$
16

thousand).

For

the

nine

months

ended

September

30,

2024,

the
Corporation granted
22,887

RSUs and
1,392

shares of unrestricted stock to the

Directors (September 30, 2023 -
35,412

RSUs and
2,300

shares

of

unrestricted

stock)

and

the

Corporation

recognized

$
2.2

million

of

expense

related

to

these

shares,

with

a

tax
benefit of

$
0.4

million, (September

30, 2023

- $
2.1

million, with

a tax

benefit of

$
0.4

million). The

fair value

at vesting

date of

the
shares vested during the nine months ended September

30, 2024 for the Directors was $
2.2

million.

Note 30 – Income taxes

The reason for the difference between the income

tax expense applicable to income before provision

for income taxes and the
amount computed by applying the statutory tax rate

in Puerto Rico, were as follows:

Quarters ended
September 30, 2024 September 30, 2023
(In thousands)
Amount

% of pre-tax
income

Amount
% of pre-tax
income
Computed income tax expense at statutory rates

$
74,169
38
% $
68,426
38
%
Net benefit of tax exempt interest income
(29,055)
(13)
(22,862)
(13)
Effect of income subject to preferential tax rate
(327)
-
(199)
-
Deferred tax asset valuation allowance
451
-
1,355
1
Difference in tax rates due to multiple jurisdictions
(6,764)
(3)
(2,839)
(2)
U.S., States, and local taxes
3,429
1
2,436
1
Others
560
-
(458)
-
Income tax expense $
42,463
22
% $
45,859
25
%

Nine months ended
September 30, 2024 September 30, 2023
(In thousands)
Amount

% of pre-tax
income

Amount
% of pre-tax
income

Computed income tax expense at statutory rates

$
215,582
38
% $
218,409
38
%
Net benefit of tax exempt interest income
(91,035)
(16)
(72,080)
(13)
Effect of income subject to preferential tax rate
(475)
-
(775)
-
Deferred tax asset valuation allowance
2,779
-
(2,217)
-
Difference in tax rates due to multiple jurisdictions
(11,893)
(2)
(11,879)
(3)
Other tax benefits
(4,500)
(1)
-
-
Tax on intercompany

distributions
[1]
24,325
4
-
-
U.S., States, and local taxes
6,669
1
8,829
2
Others
(2,962)
(1)
(4,611)
(1)
Income tax expense $
138,490
24
% $
135,676
23
%
[1]
Includes $
16.5

million of out-of-period adjustment.
For the quarter and nine months

ended September 30, 2024, the Corporation recorded an income tax expense of $
42.5

million and
$
138.5

million respectively, compared to

$
45.9

million and $
135.7

million for the respective periods

of 2023. During the

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

September 30, 2024

(In thousands)
PR US Total
Deferred tax assets:
Tax credits available

for carryforward
$
263
$
20,192
$
20,455
Net operating loss and other carryforward available

54,294
609,814
664,108
Postretirement and pension benefits
36,895
-
36,895
Allowance for credit losses
248,766
24,588
273,354
Depreciation
6,774
6,864
13,638
Deferred loan origination fees/cost
2,470
(2,323)
147
FDIC-assisted transaction
152,665
-
152,665
Lease liability
26,138
16,913
43,051
Unrealized net loss on investment securities
237,859
13,489
251,348
Difference in outside basis from pass-through entities
47,413
-
47,413
Mortgage Servicing Rights
14,854
-
14,854
Other temporary differences
44,651
9,136
53,787
Total gross deferred

tax assets
873,042
698,673
1,571,715
Deferred tax liabilities:
Intangibles
87,422
54,256
141,678
Right of use assets
23,725
14,806
38,531
Loans acquired
17,123
-
17,123
Other temporary differences
7,139
422
7,561

Total gross deferred

tax liabilities
135,409
69,484
204,893
Valuation allowance
71,596
378,911
450,507
Net deferred tax asset $
666,037
$
250,278
$
916,315

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
312,583
19,037
331,620
Difference in outside basis from pass-through entities
46,056
-
46,056
Mortgage Servicing Rights
14,085
-
14,085
Other temporary differences
47,679
9,625
57,304
Total gross deferred

tax assets
1,014,886
715,217
1,730,103
Deferred tax liabilities:
Intangibles
84,635
51,944
136,579
Right of use assets
26,648
18,030
44,678
Deferred loan origination fees/cost
(1,056)
1,486
430
Loans acquired
20,430
-
20,430
Other temporary differences
6,402
422
6,824

Total gross deferred

tax liabilities
137,059
71,882
208,941
Valuation allowance
139,347
374,035
513,382
Net deferred tax asset $
738,480
$
269,300
$
1,007,780

The net deferred tax assets

shown in the table above at September 30, 2024, is reflected in the consolidated statements of financial condition as

$
917.8

million

in net

deferred tax

assets in

the

“Other assets”

caption

(December 31,

2023

-

$
1.0

billion) and

$
1.5
million in deferred tax liabilities in the “Other liabilities” caption

(December 31, 2023 - $
1.3

million), reflecting the aggregate deferred
tax assets or

liabilities of individual

tax-paying subsidiaries of the

Corporation in their

respective tax jurisdiction, Puerto

Rico or the
United States.

At September 30,

2024, the net

deferred tax assets

of the U.S.

operations amounted to

$
629

million with a

valuation allowance of
approximately $
379

million, for

net deferred

tax

assets after

valuation allowance

of

approximately $
250

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

September 30,
2024, after weighting all positive and negative

evidence, the Corporation concluded that it is more likely

than not that approximately
$
250

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
At September

30, 2024, the

Corporation’s net

deferred tax assets

related to its

Puerto Rico

operations amounted to

$
666

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

in

future

years.

This

objectively

verifiable

negative

evidence is

considered

by

Management strong

negative

evidence that
suggests that

income in

future years

will be

insufficient to

support the

realization of

all deferred

tax assets.

After weighting

of all
positive

and

negative evidence

Management concluded,

as

of

the reporting

date,

that

it

is

more

likely

than

not that

the

Holding
Company will not be

able to realize any

portion of the deferred tax

assets. Accordingly, the

Corporation has maintained a valuation
allowance on the deferred tax assets of $
72

million as of September 30, 2024.
The reconciliation of unrecognized tax benefits, excluding

interest, was as follows:

(In millions) 2024 2023
Balance at

January 1
$
1.5
$
2.5
Balance at

March 31
$
1.5
$
2.5
Balance at

June 30
$
1.5
$
2.5
Balance at September 30 $
1.5
$
2.5
At September

30, 2024,

the total

amount of

accrued interest

recognized in

the statement

of financial

condition amounted

to $
2.4
million

(December

31,

2023

-

$
2.3

million).

The

total

interest

expense

recognized

at

September

30,

2024

was

$
70

thousand,
(September 30, 2023– $
79

thousand). Management determined that at September 30, 2024 and

December 31, 2023, there was
no
need to

accrue for

the payment

of penalties.

The Corporation’s

policy is

to report

interest related

to unrecognized

tax benefits

in
income

tax

expense,

while

the

penalties,

if

any,

are

reported

in

other

operating

expenses

in

the

consolidated

statements

of
operations.

After consideration

of the

effect on

U.S. federal

tax of

unrecognized U.S.

state tax

benefits, the

total amount

of unrecognized

tax
benefits that if

recognized, would affect

the Corporation’s effective

tax rate, was

approximately $
3.0

million at September

30, 2024
(December 31, 2023 - $
2.9

million).
The amount of

unrecognized tax benefits

may increase or

decrease in the

future for various

reasons including adding amounts

for
current

tax

year

positions,

expiration

of

open

income

tax

returns

due

to

the

statutes

of

limitation,

changes

in

Management’s
judgment about

the level

of uncertainty,

status of

examinations, litigation

and legislative

activity and

the addition

or elimination

of
uncertain tax positions.

The Corporation does not

anticipate a reduction

in the total

amount of unrecognized tax

benefits within the
next 12 months.

The

Corporation and

its subsidiaries

file

income tax

returns in

Puerto

Rico, the

U.S. federal

jurisdiction, various

U.S. states

and
political subdivisions, and foreign jurisdictions. At September 30, 2024, the following years remain subject to examination in the U.S.
Federal jurisdiction: 2020 and thereafter; and in

the Puerto Rico jurisdiction, 2018 and thereafter.

Note 31 – Supplemental disclosure on the consolidated

statements of cash flows
Additional disclosures on cash flow information and

non-cash activities for the nine months ended

September 30, 2024 and
September 30, 2023 are listed in the following table:

(In thousands) September 30, 2024 September 30, 2023
Non-cash activities:

Loans transferred to other real estate
$
34,756
$
48,704

Loans transferred to other property
61,447
53,021

Total loans transferred

to foreclosed assets
96,203
101,725

Loans transferred to other assets
37,495
15,738

Financed sales of other real estate assets
8,551
7,617

Financed sales of other foreclosed assets
39,283
38,136

Total financed sales

of foreclosed assets
47,834
45,753

Financed sale of premises and equipment
59,628
59,345

Transfers from loans held-in-portfolio to

loans held-for-sale
7,505
55,497

Transfers from loans held-for-sale to loans

held-in-portfolio
5,084
3,772

Loans securitized into investment securities
[1]
11,162
35,958

Trades receivable from brokers and counterparties
4,983
11,823

Trades payable to brokers and counterparties
3,540
14,761

Net change in receivables from investments maturities
176,000
176,000

Recognition of mortgage servicing rights on securitizations

or asset transfers
998
1,814

Loans booked under the GNMA buy-back option
2,836
2,805

Capitalization of lease right of use asset
2,553
14,672
[1]
Includes loans securitized into trading securities and subsequently sold before quarter end.
The following table provides a reconciliation of

cash and due from banks, and restricted cash

reported within the Consolidated
Statement of Financial Condition that sum to the total of

the same such amounts shown in the Consolidated

Statement of Cash
Flows.

(In thousands) September 30, 2024 September 30, 2023
Cash and due from banks $
418,168
$
509,538
Restricted cash and due from banks
9,426
25,797
Restricted cash in money market investments
8,072
5,903
Total cash and due

from banks, and restricted cash
[2] $
435,666
$
541,238
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
BPPR, including

U.S. based

activities conducted

through its

New York

Branch. It

also includes

the lending

operations of

Popular
Auto

and

Popular

Mortgage.

Other

financial

services

within

the

BPPR

segment

include

the

trust

service

units

of

BPPR,

asset
management services of Popular Asset Management and the brokerage operations of Popular Securities,

and the insurance agency
and reinsurance businesses of Popular Insurance,

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

2024
For the quarter ended September 30, 2024
Intersegment

(In thousands) BPPR Popular U.S. Eliminations
Net interest income $
488,008
$
93,128
$
-
Provision for credit losses (benefit)
77,514
(6,066)
-
Non-interest income

149,050
6,789
-
Amortization of intangibles
394
310
-
Depreciation expense
13,023
2,063
-
Other operating expenses
390,227
62,356
-
Income tax expense
30,064
12,472
-
Net income $
125,836
$
28,782
$
-
Segment assets $
56,906,693
$
14,306,045
$
(260,464)
For the quarter ended September 30, 2024
Reportable

(In thousands) Segments Corporate Eliminations
Total Popular,

Inc.
Net interest income (expense) $
581,136
$
(8,663)
$
-
$
572,473
Provision for credit losses
71,448
-
-
71,448
Non-interest income
155,839
8,876
(633)
164,082
Amortization of intangibles
704
-
-
704
Depreciation expense
15,086
385
-
15,471
Other operating expenses
452,583
(391)
(1,046)
451,146
Income tax expense (benefit)
42,536
(279)
206
42,463
Net income $
154,618
$
498
$
207
$
155,323
Segment assets $
70,952,274
$
5,887,340
$
(5,516,540)
$
71,323,074

For the nine months ended September 30, 2024
Intersegment

(In thousands) BPPR Popular U.S. Eliminations
Net interest income $
1,449,594
$
263,832
$
-
Provision for credit losses
188,576
1,806
-
Non-interest income

447,073
19,909
(56)
Amortization of intangibles
1,302
931
-
Depreciation expense
39,349
6,210
-
Other operating expenses
1,170,263
197,307
(56)
Income tax expense
92,810
23,917
-
Net income $
404,367
$
53,570
$
-
Segment assets $
56,906,693
$
14,306,045
$
(260,464)
For the nine months ended September 30, 2024
Reportable Total
(In thousands)

Segments
Corporate Eliminations Popular, Inc.
Net interest income (expense) $
1,713,426
$
(21,897)
$
-
$
1,691,529
Provision for credit losses
190,382
458
-
190,840
Non-interest income
466,926
31,314
(4,034)
494,206
Amortization of intangibles
2,233
-
-
2,233
Depreciation expense
45,559
1,161
-
46,720
Other operating expenses
1,367,514
7,004
(3,461)
1,371,057
Income tax expense
116,727
21,921
(158)
138,490
Net income (loss) $
457,937
$
(21,127)
$
(415)
$
436,395
Segment assets $
70,952,274
$
5,887,340
$
(5,516,540)
$
71,323,074

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
2024, BPPR did
no
t participate in loans originated by PB (2023 – $
10

million and $
33

million, respectively). At September 30, 2024,
total assets for the BPPR segment related to its operations in the United States amounted to $
1.6

billion (December 31, 2023 - $
1.5
billion), including $
105

million in multifamily loans (December

31, 2023 - $
106

million), $
521

million in commercial real

estate loans
(December 31, 2023

- $
528

million), $
747

million in

C&I loans (December

31, 2023

- $
557

million), and $
140

million in

unsecured
personal

loans

(December

31,

2023

-

$
229

million).

During

the

nine

months

ended

September

30,

2024,

the

BPPR

segment
generated

approximately

$
91.2

million

(2023

-

$
86.0

million)

in

revenues from

its

operations

in

the

United

States,

including

net
interest income, service charge on deposit accounts and other service fees. In the Virgin Islands, the BPPR segment offers banking
products, including loans

and deposits. At

September 30, 2024,

total assets for

the BPPR segment

related to its

operations in the
U.S. and

British Virgin

Islands amounted

to $
1.0

billion (December

31, 2023

- $
1.0

billion). The

BPPR segment

generated $
32.3
million in

revenues during

the nine

months ended

September 30,

2024 (2023

- $
33.6

million) from

its operations

in the

U.S. and
British Virgin Islands.

Geographic Information
Quarter ended Nine months ended
(In thousands) September 30, 2024 September 30, 2023 September 30, 2024 September 30, 2023
Revenues: [1]

Puerto Rico

$
582,953
$
539,985
$
1,735,035
$
1,623,963

United States
133,067
131,698
386,819
389,463

Other
20,535
21,886
63,881
65,899
Total consolidated

revenues

$
736,555
$
693,569
$
2,185,735
$
2,079,325
[1]
Total revenues include

net interest income, service charges on deposit accounts,

other service fees, mortgage banking activities, net

(loss) gain,
including impairment, on equity securities, net gain on trading account debt securities, net loss on sale of loans, including valuation adjustments
on loans held-for-sale, adjustments to indemnity reserves

on loans sold, and other operating income.

Selected Balance Sheet Information:
(In thousands) September 30, 2024 December 31, 2023
Puerto Rico

Total assets $
54,200,914
$
54,181,300

Loans
23,672,112
22,519,961

Deposits
50,759,657
51,282,007
United States

Total assets $
15,883,947
$
15,343,156

Loans
11,998,043
12,006,012

Deposits
11,203,741
10,643,602
Other

Total assets $
1,238,213
$
1,233,699

Loans
[1]
530,321
543,299

Deposits
[2]
1,705,103
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
mortgage and

commercial banking

services, as

well as

equipment leasing

and financing,

through its

New York

-chartered banking
subsidiary, Popular Bank (“PB” or “Popular U.S.”), which has branches located in New York,

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
The Corporation’s common stock is traded on the NASDAQ

Global Select Market under the symbol BPOP.
OVERVIEW
Table 1 provides selected financial data and performance indicators for the quarters ended

September 30, 2024 and 2023.

Table 1 - Financial Highlights
Financial Condition Highlights
Ending balances at

Average for the nine months ended
(In thousands)
September
30, 2024
December 31,
2023 Variance
September
30, 2024
September
30, 2023 Variance
Money market investments $ 6,530,788 $ 6,998,871 $ (468,083) $ 6,663,967 $ 6,965,588 $ (301,621)
Investment securities 25,280,451 25,148,673 131,778 27,701,911 27,463,370 238,541
Loans 36,200,476 35,069,272 1,131,204 35,411,807 32,732,877 2,678,930
Earning assets 68,011,715 67,216,816 794,899 69,777,685 67,161,835 2,615,850
Total assets 71,323,074 70,758,155 564,919 72,851,597 70,209,477 2,642,120
Deposits 63,668,501 63,618,243 50,258 64,521,953 62,304,083 2,217,870
Borrowings 973,736 1,078,332 (104,596) 1,039,130 1,274,682 (235,552)
Total liabilities 65,532,560 65,611,202 (78,642) 66,530,111 64,430,204 2,099,907
Stockholders’ equity 5,790,514 5,146,953 643,561 6,321,486 5,779,273 542,213
Note: Average balances exclude unrealized gains or losses on debt securities available-for-sale and the unrealized loss related to certain securities transferred from available-
for-sale to held-to-maturity.

Operating Highlights Quarters ended September 30, Nine months ended September 30,
(In thousands, except per share information) 2024 2023 Variance 2024 2023 Variance
Net interest income

$ 572,473 $ 534,020 $ 38,453 $ 1,691,529 $ 1,597,344 $ 94,185
Provision for credit losses

(benefit)
71,448 45,117 26,331 190,840 129,946 60,894
Non-interest income 164,082 159,549 4,533 494,206 481,981 12,225
Operating expenses 467,321 465,984 1,337 1,420,010 1,366,955 53,055
Income before income tax 197,786 182,468 15,318 574,885 582,424 (7,539)
Income tax expense 42,463 45,859 (3,396) 138,490 135,676 2,814
Net income $ 155,323 $ 136,609 $ 18,714 $ 436,395 $ 446,748 $ (10,353)
Net income applicable to common stock $ 154,970 $ 136,256 $ 18,714 $ 435,336 $ 445,689 $ (10,353)
Net income per common share – basic $ 2.16 $ 1.90 $ 0.26 $ 6.06 $ 6.22 $ (0.16)
Net income per common share – diluted $ 2.16 $ 1.90 $ 0.26 $ 6.05 $ 6.21 $ (0.16)
Dividends declared per common share $ 0.62 $ 0.55 $ 0.07 $ 1.86 $ 1.65 $ 0.21
Quarters ended September 30, Nine months ended September 30,
Selected Statistical Information 2024 2023 2024 2023
Common Stock Data

End market price
$ 100.27 63.01 $ 100.27 63.01

Book value per common share at period end
80.35 61.49 80.35 61.49
Profitability Ratios

Return on assets
0.84% 0.75% 0.79% 0.84%

Return on common equity
8.82 8.17 8.43 9.13

Net interest spread
2.43 2.37 2.41 2.52

Net interest spread (taxable equivalent) - Non-GAAP
2.66 2.54 2.65 2.70

Net interest margin
3.24 3.07 3.20 3.14

Net interest margin (taxable equivalent) - Non-GAAP
3.47 3.24 3.44 3.32
Capitalization Ratios

Average equity to average assets
8.86% 8.26% 8.68% 8.23%

Common equity Tier 1 capital
16.42 16.81 16.42 16.81

Tier I capital

16.48 16.87 16.48 16.87

Total capital
18.24 18.67 18.24 18.67

Tier 1 leverage
8.67 8.41 8.67 8.41

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
The following table presents the

adjusted net income for the

nine months ended of September 30,

2024.

There were no non-GAAP
adjustments for the nine months ended September

30, 2023.
Table 2 - Adjusted Net Income

for the Nine Months Ended September 30, 2024 (Non-GAAP)
(Unaudited)
(In thousands)
Income before

income tax
Income tax
expense
(benefit) Total
U.S. GAAP Net income $574,885 $138,490 $436,395
Non-GAAP Adjustments:
FDIC Special Assessment [1] 14,287 (5,234) 9,053
Adjustments related to intercompany distributions [2] 6,400 16,483 22,883
Adjusted net income (Non-GAAP) $595,572 $127,241 $468,331
[1] Expense recorded during the first quarter of 2024 related to the November 16, 2023 FDIC Special Assessment

to recover the losses to the deposit
insurance fund used by the FDIC in connection with the receiverships of several failed banks. The special assessment amount

and collection period
may change as the estimated loss is periodically adjusted or if the total amount collected varies.
[2] Income tax expense and other related expenses from

prior periods, but recorded during the first quarter

of 2024, related to withholding taxes on
certain distributions from U.S. subsidiaries.

Net interest income on a taxable equivalent basis

– Non-GAAP Financial Measure
Net interest

income on

a taxable

equivalent basis

is a

non-GAAP financial

measure. Management

believes that

this presentation
provides meaningful information since it facilitates the comparison of revenues arising from taxable and tax-exempt sources.
The Corporation’s

interest earning

assets include

investment securities

and loans

that are

exempt from

income tax,

principally in
Puerto

Rico. The

main sources

of tax-exempt

interest income

are certain

investments in

obligations of

the

U.S. Government,

its
agencies and

sponsored entities,

certain obligations

of the

Commonwealth of

Puerto Rico

and/or its

agencies and

municipalities,
and assets

held by the

Corporation’s international banking

entities. To

facilitate the comparison

of interest related

to these

assets,
net interest income has been converted to a taxable

equivalent basis, using the applicable statutory

income tax rates for each period
on those interest earning assets that are

tax exempt. In addition, this measure is also

impacted by a portion of interest cost

that the
Puerto

Rico

tax

law

requires

to

be

disallowed,

based

on

an

equal

proportion

of

tax-exempt

assets

to

total

assets,

and

by

an
allocation of general and

administrative expenses attributed to

exempt income, reducing the

benefit of the tax

exempt income. The
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
Table

10 provides

a reconciliation of

total stockholders’ equity

to tangible common

equity and total

assets to tangible

assets

as of
September 30, 2024, and December 31, 2023.
Financial highlights for the quarter ended September 30, 2024
●

For the quarter ended September 30, 2024, the Corporation recorded net income of $ 155.3 million, compared to net income of
$

136.6

million

for

the

same

quarter of

the

previous year.

Net

interest margin

for

the

third

quarter of

2024

was

3.24%, an
increase of 17 basis

points when compared to

3.07% for the same

quarter of the previous

year. The

increase was mainly due
to

higher

yields

in

investment

securities,

mainly

due

to

reinvestment

of

maturities

in

higher

yielding

U.S.

Treasury
securities, and to

higher average

loan balances

and higher

yields in

almost all

loans portfolios,

which was

partially offset

by
higher deposit

costs,

principally due

to higher

average volume

and higher

cost

of interest-bearing

deposits,

mainly from

the
Puerto Rico government and time deposits at PB. On a taxable equivalent basis, the net interest margin was 3.47%, compared to 3.24% for the same quarter of the previous year.

●

For the quarter ended September 30, 2024, the Corporation

recorded a provision for credit losses of $71.4 million,

compared to
$45.1 million for

the same quarter

of the previous

year. The

increase in provision

for credit losses

was mainly reflected

within
the commercial

loan portfolio

for both

of the

Corporation’s segments.

The increase

was mainly

due to

net charge-offs

in the
commercial loan

portfolio during

the third

quarter of

2024, compared

to net

recoveries recognized

during the

third quarter

of
2023, and

the changes

in credit

quality and

macroeconomic variables.

In the

U.S. commercial

portfolio, the

release of

$4.4
million was

lower compared

with the

third quarter

of 2023

due to

the impact

of the

new model

for the

U.S. commercial

real
estate segment that was implemented during that

quarter which resulted in a higher benefit.
●

Non-interest

income

was

$164.1

million

for

the

quarter,

an

increase

of

$4.5

million

when

compared

to

the

quarter

ended

September 30,

2023
, mainly

due to

higher other

service fees,

due to

higher credit

and debit

card service

fees as

a result

of
higher volume

of transactions,

partially offset

by lower

income from

mortgage banking

activities resulting

from the

fair value
adjustments of mortgage servicing rights.

●

Operating

expenses

of

$467.3

million

for

the

quarter

were

higher

by

$1.3

million

when

compared

to

the

quarter

ended
September 30, 2023.

Higher operating expenses

were driven mainly

by higher technology

and software expenses,

personnel
costs

and

regulatory

examination

fees

included

as

other

taxes,

partially

offset

by

lower

professional

fees

and

a

goodwill
impairment charge related to our U.S. based leasing

subsidiary recorded in 2023.
●

Income tax

expense of

$42.5 million

during the

quarter was

lower by

$3.4 million

compared to

the quarter

ended September
30, 2023, mainly due to higher exempt income.
●

Total

assets at September 30, 2024 amounted to $71.3 billion, compared to $70.8 billion, at

December 31, 2023. The increase
was

driven

by

loan

growth,

mainly

in

the

commercial

portfolio,

and

higher

portfolio

balance

in

available-for-sale

(“AFS”)
securities,

impacted

by

lower

unrealized

losses,

and

partially

offset

by

a

decrease

in

held-to-maturity

(“HTM”)

investment
securities driven by maturities of U.S. Treasury securities.
●
Total

deposits at

September 30,

2024 increased

by $50.3

million when

compared to

deposits at

December 31,

2023, mainly
due to higher deposits in PB, mainly those captured

via the online channel.
●

Stockholders’ equity

as of

September 30,

2024 increased

by $643.6

million from

the December

31, 2023,

mainly due

to net
income for the nine months ended September 30, 2024 of $436.4 million, the after-tax impact of the decrease in net unrealized losses

in

the

portfolio

of

AFS

securities

of

$272.0

million

and

the

net

accretion

of

the

discount

from

securities

previously
reclassified to HTM of $107.0 million,

net of taxes, partially offset

by the repurchases of common stock

for $58.8 million during
the

third

quarter

and

dividends

declared

during

the

period

of

$135.4

million.

As

of

September

30,

2024,

the

Corporation’s
tangible book value per common share was $69.04,

an increase of $9.30 from December 31,

2023.
●

Regulatory

capital

ratios

remain

strong.

At

September

30,

2024,

the

Corporation’s

common

equity

tier

1

capital

ratio

was
16.42%, the tier 1 leverage ratio was 8.67%, and

the total capital ratio was 18.24%. Refer to

Table 9 for capital ratios.

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

Management has discussed

the development and

selection of the

critical accounting policies

and estimates with

the Corporation’s
Audit

Committee.

The

Corporation

has

identified

as

critical

accounting

policies

those

related

to:

(i)

Fair

Value

Measurement

of
Financial Instruments; (ii) Loans

and Allowance for Credit

Losses; (iii) Loans Acquired

with Deteriorated Credit Quality;

(iv) Income
Taxes;

(v) Goodwill and

Other Intangible Assets; and

(vi) Pension and Postretirement

Benefit Obligations. For a

summary of these
critical

accounting

policies

and

estimates,

refer

to

the

MD&A

included

in

the

2023

Form

10-K.

Also,

refer

to

Note

2

to

the
Consolidated

Financial

Statements

included

in

the

2023

Form

10-K

for

a

summary

of

the

Corporation’s

significant

accounting
policies

and

to

Note 3

to

the

Consolidated Financial

Statements included

in

this Form

10-Q for

information on

recently adopted
accounting standard updates.
OPERATING RESULTS ANALYSIS
NET INTEREST INCOME
Net interest income for

the quarter ended September

30, 2024 was $572.5

million, compared to $534.0

million in the same

quarter
of 2023,

an increase

of $38.5

million. Net

interest income

on a

taxable equivalent

basis for

the third

quarter of

2024 was

$612.9
million compared to $563.7 million in the third

quarter of 2023, an increase of $49.2 million.

Net interest margin for the quarter

was 3.24% compared to 3.07% in the

third quarter of 2023 or an

increase of 17 basis points. On
a taxable equivalent basis, net interest margin for the third quarter of 2024 was 3.47%, compared to 3.24% for the same quarter the prior year. The main variances in net interest income on a taxable equivalent basis were:

●
higher interest income from

investment securities by $33.8

million mainly driven higher

yield by 48

basis points, due to

a
higher interest rate environment and reinvestment

of investment maturities in higher yielding U.S.

Treasury bills;
●
higher interest income from

loans by $69.6 million

resulting from higher balances in

both PB and BPPR

and across most
portfolios and higher yield on loans by 32 basis

points when compared to the same quarter

of 2023.
Partially offset by:
●
higher interest expense

on interest-bearing deposits

by $56.9 million

driven by a

higher cost of

interest-bearing deposits
by 41 basis points

due to higher average volume

by $884.1 million and

higher cost of market

linked interest-bearing P.R.
Government deposits and higher volume of U.S.

deposits, mainly those captured via the online channel.
Net interest income

for the BPPR

segment amounted to

$488.0 million for

the third quarter

of 2024, compared

to $453.9 million

in
the third

quarter of

2023. Net interest

margin increased to

3.41% compared to

3.14% in the

third quarter of

2023. The increase

in
net interest income of $34.1

million was driven by higher

yields from earning assets and loan

growth partially offset by the

increase
in the

cost of

deposits, mainly

from P.R.

Government deposits.

The cost

of interest-bearing

deposits increased

29 basis

points to
2.55% from 2.25% in

the same quarter of

2023. Total

deposit costs for the quarter

increased by 21 basis

points, from 1.68% in the
third quarter of 2023 to 1.89%.
Net interest income for

PB was $93.1 million

for the quarter ended

September 30, 2024, compared to

$87.4 million during the

third
quarter of

2023,

an

increase of

$5.7 million.

Net interest

margin

decreased 17

basis

points to

2.73%

when compared

to

2.90%
during the third

quarter of 2023.

The decrease in

net interest margin

was mostly driven

by higher balances

and cost of

deposits in
most

of

the

interest-bearing

categories,

partially

offset

by

the

increase

in

loan

volume

and

yield.

The

cost

of

interest-bearing
deposits was 3.80% compared to 3.31% in the third quarter of 2023,

or an increase of 49 basis points.

Total deposit cost was 3.35%
compared to 2.84%, or a decrease of 51 basis

points in the third quarter of 2023.

Table 3 - Analysis of Levels & Yields

on a Taxable Equivalent Basis

(Non-GAAP)
Quarter ended September 30,
Variance
Average Volume Average Yields / Costs Interest Attributable to
2024 2023 Variance 2024 2023

Variance
2024 2023 Variance Rate Volume
(In millions) (In thousands)
$ 7,033 $ 7,292 $ (259) 5.43% 5.40% 0.03 % Money market investments $ 96,061 $ 99,285 $ (3,224) $ 311 $ (3,535)
27,569 28,396 (827) 2.92 2.31 0.61 Investment securities [1] 202,317 165,319 36,998 41,382 (4,384)
30 34 (4) 5.87 4.43 1.44
Trading securities

436 375 61 110 (49)
Total money market,

investment and trading
34,632 35,722 (1,090) 3.43 2.95 0.48 securities 298,814 264,979 33,835 41,803 (7,968)
Loans:
17,798 16,611 1,187 6.90 6.64 0.26 Commercial 308,734 277,977 30,757 10,336 20,421
1,129 865 264 8.85 8.99 (0.14) Construction 25,102 19,580 5,522 (364) 5,886
1,851 1,669 182 6.97 6.50 0.47 Leasing 32,241 27,142 5,099 2,022 3,077
7,911 7,504 407 5.73 5.42 0.31 Mortgage 113,409 101,700 11,709 6,038 5,671
3,211 3,147 64 14.08 13.39 0.69 Consumer 112,423 105,042 7,381 4,260 3,121
3,879 3,657 222 8.94 8.47 0.47 Auto 87,189 78,055 9,134 4,248 4,886
35,779 33,453 2,326 7.56 7.24 0.32 Total loans 679,098 609,496 69,602 26,540 43,062
$ 70,411 $ 69,175 $ 1,236 5.53% 5.02% 0.51 % Total earning assets $ 977,912 $ 874,475 $ 103,437 $ 68,343 $ 35,094
Interest bearing deposits:
$ 26,148 $ 25,652 $ 496 3.64% 3.31% 0.33 % NOW and money market [2] $ 238,923 $ 213,957 $ 24,966 $ 26,317 $ (1,351)
14,322 14,875 (553) 0.92 0.73 0.19
Savings

33,169 27,373 5,796 6,429 (633)
9,069 7,986 1,083 3.46 2.62 0.84 Time deposits 78,893 52,791 26,102 16,893 9,209
49,539 48,513 1,026 2.82 2.41 0.41
Total interest bearing

deposits
350,985 294,121 56,864 49,639 7,225
14,968 15,038 (70)
Non-interest bearing demand
deposits
64,507 63,551 956 2.16 1.84 0.32 Total deposits 350,985 294,121 56,864 49,639 7,225
101 108 (7) 5.62 5.45 0.17 Short-term borrowings 1,430 1,478 (48) 44 (92)
Other medium and

950 1,172 (222) 5.32 5.20 0.12 long-term debt 12,560 15,167 (2,607) 415 (3,022)
Total interest bearing
50,590 49,793 797 2.87 2.48 0.39
liabilities (excluding demand
deposits) 364,975 310,766 54,209 50,098 4,111
4,853 4,344 509 Other sources of funds
$ 70,411 $ 69,175 $ 1,236 2.06% 1.78% 0.28 % Total source of funds 364,975 310,766 54,209 50,098 4,111
Net interest margin/

3.47% 3.24% 0.23%
income on a taxable
equivalent basis (Non-
GAAP) 612,937 563,709 49,228 $ 18,245 $ 30,983
2.66% 2.54% 0.12%

Net interest spread
Taxable equivalent

adjustment
40,464 29,689 10,775
Net interest margin/ income
3.24% 3.07% 0.17%
non-taxable equivalent basis
(GAAP) $ 572,473 $ 534,020 $ 38,453
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

Net interest income for the nine months

ended September 30, 2024 was $1.7 billion, or $94.2 million higher than the same period in
2023. Taxable

equivalent net interest income

was $1.8 billion,

an increase of

$124.8 million when compared

to the same

period in
2023.

Net

interest

margin

was

3.20%,

an

increase

of

six

basis

points

when

compared

to

3.14%

for

the

nine

months

ended
September 30,

2023. The

increase in

net interest

margin was

mainly driven

by a

higher yield

on earning

assets due

to a

higher
interest rate environment.

Net interest margin,

on a taxable

equivalent basis, for

the nine months

ended September 30, 2024,

was
3.44%, an increase of 12 basis points when compared to the 3.32% for the same period of

2023. The drivers of the variances in net
interest income for the nine-month period are:

Positive variances:
●

higher interest

income

from

investment securities

by

$156.8 million

resulting from

higher yield

of

the portfolio

by

62

basis
points driven by the

re-investment of maturities and deployment of

liquidity to higher yield short-term

Treasury bills, for which
interest is tax exempt in Puerto Rico;
●

higher interest income from loans by

$249.5 million reflecting higher interest income from commercial loans by $122.9 million
due

to

higher

yield

by

37

basis

points

related

to

higher

rates

in

adjustable-rate

loans

and

higher

volume

of

$1.5

billion,
increasing in BPPR and PB, and higher volume and

yield across the rest of the portfolios as shown in

Table 4; and
partially offset by:
●

higher interest

expense from

deposits by

$289.6 million

mainly due

to

the increase

in interest

rates that

has resulted

in a
higher cost in most deposit

categories in both BPPR and PB;

but particularly from P.R

Government deposits that are market-
linked and PB online deposits.

Table 4 – Analysis of Levels & Yields

on a Taxable Equivalent Basis

from Continuing Operations (Non-GAAP)
Period ended September 30,
Variance
Average Volume Average Yields / Costs Interest Attributable to
2024 2023 Variance 2024 2023

Variance 2024 2023 Variance Rate Volume
(In millions) (In thousands)
$ 6,664 $ 6,966 $ (302) 5.47% 5.10% 0.37 % Money market investments $ 272,893 $ 265,785 $ 7,108 $ 18,902 $ (11,794)
28,271 28,205 66 2.88 2.18 0.70 Investment securities [1] 610,341 460,641 149,700 148,136 1,564
30 32 (2) 5.02 4.52 0.50
Trading securities

1,114 1,084 30 117 (87)
Total money market,

investment and trading
34,965 35,203 (238) 3.38 2.76 0.62 securities 884,348 727,510 156,838 167,155 (10,317)
Loans:
17,707 16,206 1,501 6.87 6.50 0.37
Commercial

910,241 787,381 122,860 47,469 75,391
1,064 778 286 8.97 8.79 0.18 Construction 71,426 51,178 20,248 1,090 19,158
1,794 1,630 164 6.86 6.31 0.55 Leasing 92,292 77,135 15,157 7,024 8,133
7,818 7,434 384 5.67 5.45 0.22 Mortgage 332,626 303,777 28,849 12,819 16,030
3,209 3,082 127 13.94 13.10 0.84 Consumer 334,818 302,050 32,768 17,783 14,985
3,820 3,603 217 8.86 8.31 0.55 Auto 253,511 223,929 29,582 15,682 13,900
35,412 32,733 2,679 7.52 7.13 0.39 Total loans 1,994,914 1,745,450 249,464 101,867 147,597
$ 70,377 $ 67,936 $ 2,441 5.46% 4.86% 0.60 % Total earning assets $ 2,879,262 $ 2,472,960 $ 406,302 $ 269,022 $ 137,280
Interest bearing deposits:
$ 25,986 $ 24,407 $ 1,579 3.62% 2.93% 0.69 % NOW and money market [2] $ 704,396 $ 534,567 $ 169,829 $ 137,718 $ 32,111
14,584 14,889 (305) 0.93 0.62 0.31
Savings

101,136 69,262 31,874 30,343 1,531
8,877 7,603 1,274 3.23 2.23 1.00 Time deposits 214,888 126,995 87,893 56,973 30,920
49,447 46,899 2,548 2.76 2.08 0.68
Total interest bearing

deposits
1,020,420 730,824 289,596 225,034 64,562
15,075 15,405 (330)
Non-interest bearing demand
deposits
64,522 62,304 2,218 2.11 1.57 0.54 Total deposits 1,020,420 730,824 289,596 225,034 64,562
89 160 (71) 5.65 5.02 0.63 Short-term borrowings 3,748 5,987 (2,239) 681 (2,920)
Other medium and

975 1,140 (165) 5.18 5.12 0.06 long-term debt 37,799 43,660 (5,861) 152 (6,013)
Total interest bearing
50,511 48,199 2,312 2.81 2.16 0.65
liabilities (excluding demand
deposits) 1,061,967 780,471 281,496 225,867 55,629
4,791 4,332 459 Other sources of funds
$ 70,377 $ 67,936 $ 2,441 2.02% 1.54% 0.48 % Total source of funds 1,061,967 780,471 281,496 225,867 55,629
3.44% 3.32% 0.12%
Net interest margin/ income
on a taxable equivalent basis
(Non-GAAP) 1,817,295 1,692,489 124,806 $ 43,155 $ 81,651
2.65% 2.70% (0.05) % Net interest spread
Taxable equivalent
adjustment 125,766 95,145 30,621
3.20% 3.14% 0.06%
Net interest margin/ income
non-taxable equivalent basis
(GAAP) $ 1,691,529 $ 1,597,344 $ 94,185
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
For the quarter

ended September 30,

2024, the Corporation

recorded a provision

for credit losses

related to loans

held-in-portfolio
and unfunded commitments

of $72.3 million,

an increase of

$27.1 million, compared to

the same quarter

of the previous

year. The
provision for the loan portfolio increased by $29.3 million. Refer to Note 8 to the Consolidated Financial Statements for details of the movement of the allowance for credit losses. The drivers of

the increase in the provision for loan losses by business

segments when
comparing the third quarter of 2024,

to the same quarter in 2023 were

as follows:
●

In the BPPR segment,

the provision for credit losses increased

by $23.1 million, to $77.1 million. The increase was mainly
reflected within the

commercial loan portfolio

driven by net

charge-offs, instead of

net recoveries for

the same

quarter in
2023, along with changes in credit quality and

macroeconomic variables.
●

In the Popular U.S. segment,

a release of $4.4 million

was recorded for the quarter ended

September 30, 2024 driven by
changes in

credit quality,

and improvements in

credit ratings

related to

the commercial

portfolio. This release

was lower
when

compared

to

the

same

quarter

in

2023

for

which

a

release

of

$10.5

million

was

recorded mainly

driven

by

the
implementation of a new model for the U.S.

commercial real estate portfolio based on more

granular regional data.
For

the

nine

months

ended

September

30,

2024,

the

Corporation

recorded

a

provision

for

credit

loss

related

to

loans

held-in-
portfolio and unfunded commitments of $190.7 million, an increase of $59.9 million, compared to the nine months ended September
30, 2023. The provision

for the loan portfolio increased

by $63.0 million. The

drivers of the increase in

the provision for loan

losses
by business segments when comparing the nine months

ended September 30, 2024, to the same period

in 2023 were as follows:
●

In the BPPR segment, the provision for loan losses was of $186.7 million for the nine months ended September 30, 2024, compared

to

$127.6

million

for

the

nine

months

ended

September

30,

2023,

attributable

to

higher

reserves

in

the
commercial, auto leases and consumer portfolios due

to loan growth,

higher losses, and changes in credit quality.
●

In

the Popular

U.S. segment,

the provision

for loan

losses was

an expense

of

$2.6

million for

the nine

months ended
September 30, 2024, compared to

a release of $1.3

million for the same

period in 2023. The

higher provision was driven
by the

reduction in reserves

during the same

period of

2023 due to

the implementation of

a new

model, based on

more
granular regional data, for the U.S. commercial real

estate portfolio.
At

September 30,

2024, the

total

allowance for

credit

losses for

loans held-in-portfolio

amounted to

$744.3 million,

compared to
$729.3

million

as

of

December

31,

2023.

The

ratio

of

the

allowance

for

credit

losses

to

loans

held-in-portfolio

was

2.06%

at
September 30,

2024, compared

to

2.08% at

December 31,

2023. Refer

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

$5.4

million,

compared

to

$5.8

million

at

December

31,

2023.

Refer

to

Note

6
to
Consolidated Financial Statements for additional information on the ACL for this portfolio.
Non-Interest Income
Non-interest

income

amounted to

$164.1

million

for

the

quarter ended

September

30,

2024, compared

to

$159.5 million

for

the
same quarter of the previous year. The main factors that contributed to the variance in non-interest income were:
●

higher other service fees by $5.3 million

mainly due to higher credit and debit

card service fees as a result

of higher volume of
transactions;
partially offset by:
●

lower income from mortgage banking activities by

$2.7 million mainly due to a

decrease in the fair value of

mortgage servicing
rights (“MSRs”).

Non-interest income amounted to $494.2 million for the nine months ended September 30, 2024, compared to $482.0 million for the same period of the previous year. The main factors that contributed to the variance in non-interest income were:

●

higher other service

fees by $12.1

million mainly due

to an increase

in debit and

credit cards fees

due to higher

transactional
volume and higher income from the sale and

administration of investment products;

and
●

higher

service

charges

on

deposit

accounts

by

$3.5

million

mainly

due

to

higher

fees

resulting

mainly

from

non-balance
compensation in commercial deposits;
partially offset by:
●

lower

mortgage

banking

activities

by

$2.4

million

mainly

due

to

a

decrease

in

mortgage

servicing

fees

due

to

higher
delinquencies in the serviced portfolio.

Operating Expenses
Operating

expenses

amounted

to

$467.3

million

for

the

quarter

ended

September

30,

2024,

an

increase

of

$1.3

million,

when
compared with the same quarter of 2023. The

variance in operating expenses was driven primarily

by:
●

higher

technology

and

software

expenses

by

$15.5

million

mainly

due

to

higher

IT

consulting

fees

by

$5.8

million,

higher
software amortization expense by $3.9 million and an

increase of $2.9 million from network management

services;
●

higher other taxes expense by $9.2 million mainly due the reversal of an accrual of

$8.2 million during the third quarter of 2023
related to regulatory examination fees in BPPR;
●

higher personnel costs by $8.7 million mainly due to higher

salaries by $8.2 million as a result of annual salary

revisions and an
increase in headcount;
●

higher

business

promotion

expenses

by

$2.6

million

mainly

due

to

higher

donations

granted

during

the

quarter,

higher
advertising costs and higher customer rewards programs

expense in our credit card business; and
●

lower other

real estate

owned (OREO)

benefit by

$2.5 million

mainly due

to lower

gain on

sale of

mortgage and

commercial
properties;
partially offset by:
●

a goodwill

impairment charge

of $23.0

million recorded

during the

third quarter

of 2023

in our

U.S. based

equipment leasing
subsidiary due to lower forecasted cash flows and

an increase in the rate used to discount cash

flows;
●

lower professional fees by $11.8 million mainly due to a decrease in advisory expenses arising from corporate initiatives;

and
●

lower processing

and transactional

services expenses

by $3.6

million mainly

due to

lower point

of service

(POS) processing
fees,
driven by a lower fee rate and higher

incentive rebates in 2024.
Operating expenses

amounted to

$1.4 billion

for the

nine months

ended September

30, 2024,

an increase

of $53.1

million when
compared with the

same period of

2023. Excluding the

$6.4 million of

interest accrued related

to prior period

tax withholdings and
the $14.3 million impact of the FDIC Special Assessment, total expenses for the nine months ended September 30, 2024 increased by $32.4 million, when compared with the same

period of 2023. The main drivers of

the $32.4 million variance were:
●

higher technology

and software

expenses by

$33.8 million

mainly due

to higher

IT professional

fees by

$11.2

million, higher
software amortization expense by $9.7 million, an increase of $7.6 million from network management services and an increase of $2.4 million in application processing and

hosting services;
●

higher personnel costs by $31.3 million mainly due to higher salaries by $15.9 million as a result of annual salary revisions and an

increase

in

headcount,

an

increase

in

restricted

shares,

commissions

and

incentive

compensation

by

$9.6

million

and
higher payroll taxes and other compensation expenses

by $5.3 million;
●

higher other taxes expense by $6.2 million

mainly due to an increase in

municipal license tax and to the impact

of the reversal
in 2023 of regulatory examination fees in BPPR,

as mentioned above;
●

higher

promotion

expenses

by

$5.0

million

mainly

due

to

higher donations,

advertising

and

sponsorship

expenses

by

$3.0
million and higher customer rewards programs expense

in our credit card business by $2.0 million; and
●

higher operational losses by $4.6 million due to

build up on reserves for operational losses;
partially offset by:
●

lower

professional

fees

by

$28.7

million

mainly

due

to

advisory

expenses

arising

from

corporate

initiatives

including

those
related to the Corporation's transformation initiative

incurred during the nine months ended September

30, 2023; and

● A
goodwill impairment charge

of $23.0 million

recorded during the

third quarter

of 2023

in our

U.S. based equipment

leasing
subsidiary due to lower forecasted cash flows and

an increase in the rate used to discount cash

flows;
Table 5 - Operating Expenses
Quarters ended September 30, Nine months ended September 30,
(In thousands) 2024 2023 Variance 2024 2023 Variance
Personnel costs:
Salaries $ 135,983 $ 127,832 $ 8,151 $ 394,001 $ 378,126 $ 15,875
Commissions, incentives and other bonuses 26,350 27,670 (1,320) 95,587 86,025 9,562
Pension, postretirement and medical insurance 16,387 16,985 (598) 50,391 49,871 520
Other personnel costs, including payroll taxes 23,136 20,665 2,471 74,678 69,358 5,320
Total personnel

costs
201,856 193,152 8,704 614,657 583,380 31,277
Net occupancy expenses 28,031 28,100 (69) 83,764 81,304 2,460
Equipment expenses 9,349 8,905 444 28,578 26,878 1,700
Other taxes 17,757 8,590 9,167 47,465 41,290 6,175
Professional fees 26,708 38,514 (11,806) 93,370 122,077 (28,707)
Technology and

software expenses
88,452 72,930 15,522 247,666 213,843 33,823
Processing and transactional services:
Credit and debit cards 11,761 13,762 (2,001) 37,644 37,896 (252)
Other processing and transactional services 22,559 24,137 (1,578) 69,966 70,713 (747)
Total processing

and transactional services
34,320 37,899 (3,579) 107,610 108,609 (999)
Communications 5,229 4,220 1,009 14,143 12,483 1,660
Business promotion:
Rewards and customer loyalty programs 16,533 15,988 545 46,995 44,962 2,033
Other business promotion 9,104 7,087 2,017 25,080 22,067 3,013
Total business

promotion
25,637 23,075 2,562 72,075 67,029 5,046
Deposit insurance 10,433 8,932 1,501 44,901 24,600 20,301
Other real estate owned (OREO) income (2,674) (5,189) 2,515 (13,745) (10,197) (3,548)
Other operating expenses:
Operational losses 5,769 5,504 265 21,153 16,584 4,569
All other 15,750 17,557 (1,807) 56,140 53,690 2,450
Total other operating

expenses
21,519 23,061 (1,542) 77,293 70,274 7,019
Amortization of intangibles 704 795 (91) 2,233 2,385 (152)
Goodwill impairment charge - 23,000 (23,000) - 23,000 (23,000)
Total operating

expenses
$ 467,321 $ 465,984 $ 1,337 $ 1,420,010 $ 1,366,955 $ 53,055
Income Taxes
For the quarter and nine months

ended September 30, 2024, the Corporation recorded an income tax expense of $42.5 million and
$138.5 million with an effective

tax rate (ETR) of

21.5% and 24.1%, respectively,

compared to $45.9 million and

$135.7 million with
an ETR

of 25.1% and

23.3% for the

respective periods of

2023.

The lower

income tax expense

for the

quarter ended September
30, 2024, compared

to the same

quarter of

2023, is mostly

due to the

higher exempt income

recorded for the

current quarter.

For
the nine

months ended

September 30,

2024, the

higher income

tax reflects

the tax

withholding expense

recorded during

the first
quarter on

certain intercompany

distributions, amounting

to $22.9

million, out

of which

$16.5 million

corresponded to

years 2014-
2023 and $6.5

million was related

to a

distribution completed during the

period ended March

31, 2024; this

negative variance was
partially offset

by the

lower income

before tax,

higher exempt

income and

other tax

credits recorded

this year,

compared with

the
same period of year 2023.

At September

30, 2024,

the Corporation

had a

net deferred

tax asset

amounting to

$916 million,

net of

a valuation

allowance of
$451 million. The net deferred tax asset related

to the U.S. operations was $250 million, net of

a valuation allowance of $379 million.
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

The Corporate group reported a net

income of $0.5 million for the

quarter ended September 30, 2024, compared with

a net income
of

$2.8 million

for the

same quarter

of

the previous

year.

For the

nine months

ended September

30, 2024,

the Corporate

group
reported net loss of

$21.7 million, compared to

a net income

of $8.8 million for

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

$125.8 million for

the quarter ended

September
30, 2024, compared with

net income of $122.7

million for the same

quarter of the previous year.

The factors that contributed to

the
variance in the financial results included the following:

●

Higher net interest income by $34.1 million mainly

due to:
●

higher interest income from money market

and investment securities by $4.9 million

due to higher yields driven
by the reinvestment into higher interest rates U.S.

Treasury securities;

and
●

higher interest income from loans by $53.6 million

mainly due to higher average balances across all portfolios;
partially offset by
●

higher interest expense on deposits by $23.9 million mainly due to the higher interest rate environment’s impact on the cost of P.R. Government deposits.
The net interest margin

for the quarter ended

September 30, 2024 was 3.41%

compared to 3.14% for the

same quarter in the
previous year.

The increase in

net interest margin

is driven by

the earnings assets

mix and the

higher yields from

investment
securities and loans, particularly commercial and consumer loans, due to the increase in rates; partially offset by higher cost of
deposits.
●

A

provision for

loan

losses

of

$77.1 million,

compared

to

a

provision of

$54.2

million

in

quarter ended

September

30,
2023, higher by

$22.9 million mainly

in the commercial

portfolio due to

net charge offs

as compared to

net recoveries in
2023, and changes in credit quality in the commercial

portfolio;

●

Non-interest income was higher by $4.4 million mainly

due to:
●

higher other service

fees by $4.3

million due to

higher interchange income from

debit and credit

card as result
of higher volume of transactions and higher ancillary

fees;
partially offset by
●

lower income

from mortgage

banking activities

by $2.6

million mainly

due to

an unfavorable

variance of

$2.0
million in the fair value adjustment of mortgage service

rights;
●

Higher operating expenses by $20.6 million mostly due

to:

●

higher

technology

and

software

expenses

by

$9.9

million

mainly

due

to

higher

IT

professional

fees,

higher
amortization of software costs and higher network management fees;
●

higher other operating taxes by $9.4 million due

to the accrual reversal in the quarter ended September

30,2023
related to regulatory examination fees in BPPR by

$8.2 million;
●

higher personnel costs by $4.0 million driven by

annual salary revisions, and an increase in headcount;
●

lower net recoveries from

OREO by $2.5 million

mainly due to lower

gain on sale

of mortgage and commercial
properties; and
partially offset by
●

lower

processing

and

transactional

services

by

$3.5

million

mainly

due

to

a

lower

point

of

service

(“POS”)
processing fees, driven by a lower fee rate and higher

incentive rebates in 2024; and
●

lower professional fees of $6.1 million mainly due

to lower consulting fees related to corporate initiatives;
●

Lower income tax expense by $10.8 million is mainly

due to higher net exempt income.

For

the

nine months

ended September

30,

2024, the

BPPR segment

recorded net

income

of

$404.3 million

compared

to

a

net
income of $387.4 million for the same period of the previous year. The factors that contributed to the variance in the financial results included the following:
●

Higher net interest income by $92.8 million

mainly due to:
●

higher interest income from money market and investment

securities by $77.5 million due to higher yields driven
by the re-investments of maturities and deployment

of liquidity to higher yield U.S. Treasury securities;

and
●

higher interest

income from

loans by

$183.0 million

mainly due

to higher

average balances

from commercial
and consumer loans,
partially offset by
●

higher interest

expense on

deposits by

$166.9 million

mainly due

to higher

costs on

the market-linked

Puerto
Rico government deposits.
The net interest

margin for the

nine months ended September

30, 2024 was

3.38% compared to

3.24% for the

same period in

the
previous

year.

The

increase

in

net

interest

margin

is

driven

by

the

earnings

assets

mix

and

the

higher

yields

from

investment
securities and loans, due to the increase in

rates; partially offset by higher cost of deposits.
●

An

unfavorable variance

of

$58.8

million

on

the

provision for

loan

losses

mainly

attributable to

higher reserves

in

the
commercial, auto leases and consumer portfolios

due to loan growth, higher losses, and changes

in credit quality;

●

Non-interest income was higher by $11.1 million mainly due to:
●

higher other service fees by $9.4 million mainly due to higher debit and credit card fees by $5.0 million as result of higher volume of customer transactions; and
●

higher

service

charges

on

deposit

accounts

by

$3.6

million

mainly

due

to

higher

fees

from

non-

balance
compensation in commercial deposits;
partially offset by

●

lower income

from mortgage

banking activities

by $2.3

million mainly

due to

an unfavorable

variance of

$2.0
million in the fair value adjustment of mortgage service

rights.
●

Higher operating expenses by $53.6 million mostly due

to:
●

higher

personnel

costs

by

$19.3

million

driven

by

annual

salary

revisions,

an

increase

in

headcount,

an
increase in restricted shares, higher commissions and

incentive compensation, and an increase in payroll

taxes;
●

higher technology and software expenses by $19.0 million mainly due to higher amortization of software, higher
IT consulting fees, higher network management fees

and higher application and hosting services;
●

higher

FDIC

deposit

insurance

expense

by

$15.1

million

due

to

$12.7

million

on

FDIC

Special

Assessment
recorded in the first quarter of 2024;
●

higher

other

operating

expenses

by

$6.5

million

mostly

due

to

higher

charges

from

the

Corporate

segment
group;
●

higher other operating taxes by $5.7 million due to reversal in the nine-month period ended September 30,2023 related to regulatory examination fees in BPPR by

$8.2 million;
●

higher business promotions by $4.0 million due to higher donations,

advertising and sponsorship expenses, and
higher customer rewards expense in credit card business;
partially offset by
●

lower professional

fees of

$17.5 million

mainly due

to

lower advisory

costs associated

with several

initiatives
including the Corporations transformation initiatives;
●

higher net

recoveries from

OREO by

$3.6 million

mainly due

to an

increase in

gain on

sale of

mortgage and
commercial properties;
●

Lower income

tax

expense of

$28.2 million

is mainly

due to

higher net

exempt income

and

higher tax

credit

recorded
during this period.
Popular U.S.
For

the

quarter

ended

September

30,

2024,

the

reportable

segment

of

Popular

U.S.

reported

a

net

income

of

$28.8

million,
compared with a net income of $11.0 million for the same quarter of the previous year. The factors that contributed to the variance in the financial results included the following:
●

Higher net interest income by $5.7 million due

to:
●

higher interest

income from

loans by

$14.3 million,

mainly from

growth in

the commercial

portfolio as

well as
higher yields due to higher interest rates; and
●

higher

interest

income

from

money

market

and

investment

securities

by

$17.9

million

due

to

higher

yields,
mainly in money markets;
partially offset by:

●

higher interest

expense on

deposits by

$27.3 million

mainly

due

to

higher interest

rates

and

higher average
balances.

The

net

interest

margin

for

the

quarter ended

September

30,

2024

was

2.73% compared

to

2.90%

for

the

same

quarter in

the
previous year driven by the higher cost of deposits.
●

An unfavorable variance of $6.1 million on the provision for loan losses reflecting a release of the reserve for credit losses of

$4.4

million

for

the

third

quarter

of

2024

compared

to

a

release

of

$10.5

million

recorded

in

the

quarter

ended
September 30, 2023;
●

A favorable variance of $5.5 million in the reserve

for unfunded commitments, mainly related to

the construction portfolio;

●

Lower operating expenses by $18.9 million mostly

due to:

●

the

goodwill impairment

charge

related to

our U.S.

based leasing

subsidiary of

$23.0 million

recorded in

the
third

quarter of

2023, due

to

lower forecasted

cash flows

and

an increase

in the

rate used

to

discount cash
flows;
partially offset by
●

higher personnel costs and technology and software

expenses by $3.6 million;
●

Higher income tax expense by $7.1 million is related

to higher income before tax.
For the

nine months

ended September

30, 2024,

the reportable

segment of

Popular U.S.

recorded a

net income

of $53.6

million,
compared with a net income of $51.3 million for the same period of the previous year.

The factors that contributed to the variance in
the financial results included the following:
●

Lower net interest income by $1.2 million due

to:
●

higher interest

expense on

deposits by

$114.6

million mainly

due to

higher interest

rates and

higher average
balance;
partially offset by
●

higher interest

income from

loans by

$61.0 million,

mainly from

growth in

the commercial

portfolio as

well as
higher yields due to higher rates; and
●

higher interest income

from money market

and investment securities

by $49.6 million

due to higher

yields and
higher average balance.
The net interest margin for

the nine months ended September

30, 2024 was 2.64% compared to

3.08% for the same quarter

in the
previous year.
●

An unfavorable variance of $3.8 million

on the provision for loan losses reflecting

a release mainly due to the reduction

in
reserves in 2023

due to the

implementation of a

new model, based

on more granular

regional performance, for

the U.S.
commercial real estate portfolio;
●

A favorable variance of $5.4 million in the reserve

for unfunded commitments, mainly related to

the construction portfolio;
●

Lower operating expenses by $8.0 million mostly

due to:

●

the goodwill impairment

charge related to

our U.S. based

leasing subsidiary of

$23.0 million recorded in

2023,
due to lower forecasted cash flows and an increase

in the rate used to discount cash flows;

●

lower professional fees of

$4.0 million mainly due

to lower costs associated with

corporate initiatives and lower
legal fees;
partially offset by:
●

higher personnel costs by $2.1 million driven by

higher annual salary revisions and increase in headcount;
●

higher

technology

and

software

expenses

by

$5.5

million

mainly

due

to

higher

network

management

fees,
higher amortization of software costs and higher IT

consulting fees;
●

higher

other

operating

expense

by

$5.7

million

mainly

due

to

higher

charges

allocated

from

the

Corporate
segment group;

and
●

higher FDIC deposit insurance expense by $5.3

million mostly due to FDIC Special Assessment;
●

Higher income tax expense by $7.7 million due

to a higher net income before income tax.
FINANCIAL CONDITION ANALYSIS

Assets
The Corporation’s total assets were $71.3

billion at September 30, 2024,

compared to $70.8 billion at December

31, 2023. Refer to
the Consolidated Statements of Financial Condition

included in this report for additional information.

Money market investments and debt securities available-for-sale and held-to-maturity
Money market investments decreased by

$468.1 million as of

September 30, 2024, when

compared to December 31,

2023, driven
by lower

deposits and

loan growth.

Debt securities available-for-sale

increased $457.1

million, mainly

due to

reinvestment of

U.S.
Treasury Securities

and the

decrease in

the unrealized

losses of

AFS securities

of $329.0 million.

Debt securities

held-to-maturity
decreased by

$328.7 million

driven by

maturities and

paydowns, partially

offset by

the accretion

of $133.8

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

Loans held-in-portfolio

increased by

$1.1 billion

to $36.2

billion as

of September

30, 2024,

compared to

December 31,

2023. The
BPPR portfolio increased by $1.2 billion, driven by the growth in the commercial, mortgage and auto loan portfolios, and the PB loan
portfolio decreased by $0.1 billion, due in part

by commercial loans payoffs, offset by growth in the

construction loan portfolio.
The Corporation’s

$5.2 billion

non-owner occupied

commercial real

estate portfolio

is comprised

of $3.2

billion in

BPPR and

$2.0
billion in Popular U.S. and

is well diversified across a number

of tenants in different industries

and segments with exposure to retail
(34%

of

non-owner

occupied

CRE),

hotels

(19%)

and

office

space

(14%)

accounting

for

two

thirds

of

the

total

exposure.

The
approximate $708 million office space

exposure represents only 2.0% of

the total loan portfolio

and is comprised mainly of

mid-rise
properties with diversified tenants with average loan

size of $2 million across both BPPR and Popular

U.S.
Popular’s $2.4 billion commercial multi-family

portfolio represents approximately 7% of

total loans and is

concentrated in New York
Metro ($1.5

billion), South Florida ($698 million)

and Puerto Rico ($192

million). In the New York

Metro region, the Corporation has
no exposure to rent controlled buildings. The

rent stabilized units represent less than

40% of the total units in

the loan portfolio with
the majority originated after 2019.

Table 6 - Loans Ending Balances
(In thousands)
September 30, 2024 December 31, 2023
Variance

Loans held-in-portfolio:
Commercial

Commercial multi-family
$ 2,405,302 $ 2,415,620 $ (10,318)

Commercial real estate non-owner occupied
5,185,381 5,087,421 97,960

Commercial real estate owner occupied
3,092,393 3,080,635 11,758

Commercial and industrial
7,400,553 7,126,121 274,432
Total Commercial 18,083,629 17,709,797 373,832
Construction 1,113,307 959,280 154,027
Leasing 1,887,052 1,731,809 155,243
Mortgage 7,993,348 7,695,917 297,431
Consumer

Credit cards

1,186,893 1,135,747 51,146

Home equity lines of credit
69,691 65,953 3,738

Personal

1,873,175 1,945,247 (72,072)

Auto
3,818,607 3,660,780 157,827

Other
169,265 160,441 8,824
Total Consumer

7,117,631 6,968,168 149,463
Total loans held-in

-portfolio
$ 36,194,967 $ 35,064,971 $ 1,129,996
Loans held-for-sale:

Mortgage
$ 5,509 $ 4,301 $ 1,208
Total loans held-for-sale $ 5,509 $ 4,301 $ 1,208
Total loans $ 36,200,476 $ 35,069,272 $ 1,131,204

Other assets
Other assets

amounted to

$1.8 billion

at September

30, 2024,

compared to

$2.0 billion

at December

31, 2023.

The decrease

in
other assets was

driven by unsettled

trade receivables related

to proceeds from

maturities of U.S.

Treasury securities

and interest
payments from

the fourth

quarter of

2023 which

were received

in the

first quarter

of 2024.

Refer to

Note 12

to the

Consolidated
Financial Statements

for a

breakdown of

the principal

categories that

comprise the

caption of

“Other Assets”

in the

Consolidated
Statements of Financial Condition at September 30,

2024 and December 31, 2023.

Liabilities
The

Corporation’s

total

liabilities

were

$65.5

billion

at

September

30,

2024,

a

decrease

of

$78.6

million,

when

compared

to
December 31, 2023. The following is a discussion

of the significant changes in liabilities.
Deposits and Borrowings
The composition of the Corporation’s financing to total assets at September 30, 2024 and December 31,

2023 is included in Table 7.
Table 7 - Financing to Total

Assets
September 30,
December 31,

% increase (decrease)

% of total assets
(In millions) 2024 2023 from 2023 to 2024 2024 2023
Non-interest bearing core deposits $ 15,276 $ 15,420 (0.9) % 21.4% 21.8%
Interest-bearing core deposits 43,346 43,571 (0.5) 60.8 61.6
Interest-bearing other deposits 5,047 4,627 9.1 7.1 6.5
Repurchase agreements 55 91 (39.6) 0.1 0.1
Notes payable 919 987 (6.9) 1.3 1.4
Other liabilities 890 915 (2.7) 1.2 1.3
Stockholders’ equity 5,790 5,147 12.5 8.1 7.3
Total Deposits
The Corporation’s deposits totaled $63.7 billion as of

September 30, 2024, compared to $63.6 billion as

of December 31, 2023. An
increase in the P.R. public sector, as well as an increase in interest-bearing deposits, were the main drivers of the $0.1 billion
increase during the period.

Excluding

P.R

.

public

deposits,

as

of

September

30,

2024,

deposits

amounted

to

$45.0

billion,

compared

to

$45.6

billion

as

of
December

31,

2023.

This

$0.6

billion

decrease

includes

a

reduction

of

approximately

$0.9

billion

in

low-cost

interest-bearing
deposits, partially offset by a $0.5 billion increase

in higher cost interest-bearing deposits, mainly related to time deposits in Popular
Bank.

In BPPR, deposit

balances, excluding P.R

public funds, have been

impacted during 2023 and

2024 by outflows driven

by changes
in client

behavior,

mainly by

commercial and

affluent retail

clients seeking

products that

provide for

high rates

in the

current rate
environment, along with significant spending and use

of balances including the retail client base, which

had experienced an increase
in average deposit balances during the pandemic driven by federal incentives. Notwithstanding this decrease, average retail deposit balances at BPPR are still higher than pre-pandemic

levels.
As

of

September

30,

2024,

the

Puerto

Rico

public

sector

deposits

amounted

to

$18.7

billion,

compared

to

$18.1

billion

as

of
December 31, 2023.
Approximately 29% of the Corporation’s deposits as of September 30, 2024 are funds deposited by the Government of Puerto Rico, municipalities and government

instrumentalities and corporations. P.R

public sector deposit

costs are indexed

to changes in

short-
term market

rates with

a one-quarter lag,

in accordance with

contractual terms.

During the second

quarter of

2024, approximately
$800 million of low-cost government-related accounts

managed by our fiduciary services group were

repriced to market-linked rates.

Fluctuations of public sector deposit balances are uncertain and difficult to predict. Factors that could impact these

balances include,
but are not limited to, the receipt

of funds by the Puerto Rico Government from federal

disaster funding assistance (i.e. hurricane or
pandemic related funds) and other events such as seasonal tax collections, actions resulting from changes in the financial condition,
liquidity

and

cash

management practices

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
The volume and cost of public deposits at BPPR and the proportion of high-cost deposits in the U.S, directly impact the balance and mix of earning assets and therefore represent a

key factor in the Corporation’s ability to expand its

net interest margin.

Refer to Table 8 for a breakdown of the Corporation’s deposits at September 30, 2024 and

December 31, 2023.

Table 8 - Deposits Ending Balances
(In thousands) September 30, 2024 December 31, 2023 Variance
Deposits excluding P.R.

government deposits:

Demand deposits

[1]
$ 15,276,071 $ 15,419,624 $ (143,553)

Savings, NOW and money market deposits (non-brokered)
20,584,328 21,541,261 (956,933)

Savings, NOW and money market deposits (brokered)
735,231 719,453 15,778

Time deposits (non-brokered)
7,363,477 6,914,035 449,442

Time deposits (brokered CDs)
993,522 955,754 37,768
Sub-total deposits excluding P.R.

government

deposits
44,952,629 45,550,127 (597,498)
P.R. government

deposits:

Demand deposits
11,088,511 12,159,430 (1,070,919)

Savings, NOW and money market deposits (non-brokered)
6,903,370 5,276,583 1,626,787

Time deposits (non-brokered)
723,991 632,103 91,888
Sub-total P.R.

government

deposits
18,715,872 18,068,116 647,756
Total deposits $ 63,668,501 $ 63,618,243 $ 50,258
[1] Includes interest and non-interest bearing demand deposits.

Borrowings
The

Corporation’s

borrowings

totaled

$1.0

billion

at

September

30,

2024

compared

to

$1.1

billion

at

December

31,

2023.

The
decrease was mainly due

to lower assets sold

under agreements to repurchase and

lower advances from the

FHLB. Refer to Note
15 to

the Consolidated

Financial Statements

for detailed

information on

the Corporation’s

borrowings. Also,

refer to

the Liquidity
section in this MD&A for additional information

on the Corporation’s funding sources.
Refer to the Liquidity section in this MD&A for additional

information on the Corporation’s funding sources.
Stockholders’ Equity
Stockholders’ equity

totaled $5.8

billion

at September

30, 2024,

an increase

of

$643.6 million

when compared

to

December 31,
2023, principally due to net income for the nine months ended September 30, 2024 of $436.4 million, coupled with the change in the
accumulated other comprehensive loss

driven by the

decrease in net

unrealized losses in

the portfolio of

AFS securities of

$272.0
million

and

the

amortization

of

unrealized

losses

from

securities

previously

reclassified

to

HTM

of

$107.0

million,

net

of

taxes,
partially offset

by common

and preferred

dividends declared

during the

nine months

ended September 30,

2024 of

$135.4 million
and by an

increase in Treasury

Stock due to

the repurchases of 599,096

shares of common stock

for $58.8 million

during the third
quarter

of

2024

as

part

of

the

previously

announced

$500

million

share

repurchase

authorization.

Refer

to

the

Consolidated
Statements

of

Financial

Condition,

Comprehensive

Income

and

of

Changes

in

Stockholders’

Equity

for

information

on

the
composition of stockholders’ equity.

CAPITAL
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

The risk-based

capital ratios

presented in

Table

9,

which include

common equity

tier 1,

Tier

1 capital,

total capital

and leverage
capital as of September 30, 2024 and December

31, 2023.
Table 9 - Capital Adequacy

Data

(Dollars in thousands)

September 30, 2024

December 31, 2023

Common equity tier 1 capital:

Common stockholders equity - GAAP basis $ 5,768,371 $ 5,124,810
CECL transitional amount

[1]
42,376 84,751
AOCI related adjustments due to opt-out election 1,445,226 1,831,003
Goodwill, net of associated deferred tax liability (DTL) (661,318) (666,538)
Intangible assets, net of associated DTLs (7,531) (9,764)
Deferred tax assets and other deductions

(291,963) (310,947)
Common equity tier 1 capital $ 6,295,161 $ 6,053,315
Additional tier 1 capital:
Preferred stock 22,143 22,143
Additional tier 1 capital $ 22,143

$ 22,143
Tier 1 capital $ 6,317,304

$ 6,075,458

Tier 2 capital:
Trust preferred securities subject to phase in as

tier 2
192,674 192,674
Other inclusions (deductions), net 481,462 465,833
Tier 2 capital $ 674,136 $ 658,507
Total risk-based capital

$ 6,991,440

$ 6,733,965

Minimum total capital requirement to be well capitalized $ 3,833,094

$ 3,714,633

Excess total capital over minimum well capitalized $ 3,158,346

$ 3,019,332

Total risk-weighted

assets
$ 38,330,941

$ 37,146,330

Total assets for leverage

ratio
$ 72,835,384

$ 71,353,184

Risk-based capital ratios:

Common equity tier 1 capital 16.42% 16.30%

Tier 1 capital

16.48

16.36

Total capital

18.24

18.13

Tier 1 leverage

8.67

8.51

[1] The CECL transitional amount includes the impact

of Popular's adoption of the new CECL accounting standard

on January 1, 2020.

The Basel

III capital rules

provide that a

depository institution is

deemed to be

well capitalized if

it maintains a

leverage ratio of

at
least 5%,

a common equity

Tier 1

ratio of

at least 6.5%,

a Tier

1 capital ratio

of at least

8% and a

total risk-based

ratio of at

least
10%.

The

Corporation,

BPPR

and

PB

leverage

ratio,

common

equity

Tier

1

ratio

and

Tier

1

capital

ratio,

respectively

as

of
September 30, 2024, continue to exceed the minimum

requirements for being “well-capitalized” under

the Basel III capital rules.

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

assets
driven by

the increase

in loans

held-in-portfolio. The

increase in

the leverage

capital ratio

was mainly

due to

the period

earnings,
partially offset by higher average assets.
Reconciliation to Tangible Common Equity and Tangible Assets
Table

10 provides

a reconciliation of

total stockholders’ equity

to tangible common

equity and total

assets to tangible

assets

as of
September 30, 2024, and December 31, 2023.

Table 10 - Reconciliation

of Tangible Common Equity

and Tangible Assets
(In thousands, except share or per share information) September 30, 2024 December 31, 2023
Total stockholders’

equity
$ 5,790,514 $ 5,146,953
Less: Preferred stock (22,143) (22,143)
Less: Goodwill (804,428) (804,428)
Less: Other intangibles (7,531) (9,764)
Total tangible common

equity
$ 4,956,412 $ 4,310,618
Total assets

$ 71,323,074 $ 70,758,155
Less: Goodwill (804,428) (804,428)
Less: Other intangibles (7,531) (9,764)
Total tangible assets $ 70,511,115 $ 69,943,963
Tangible common

equity to tangible assets
7.03% 6.16%
Common shares outstanding at end of period 71,787,349 72,153,621
Tangible book value

per common share
$ 69.04 $ 59.74
Quarterly average
Total stockholders’

equity [1]
$ 6,460,517 $ 6,072,871
Average unrealized (gains) losses on AFS securities

transferred to HTM

550,971 683,077
Adjusted total stockholder's equity 7,011,488 6,755,948
Less: Preferred Stock (22,143) (22,143)
Less: Goodwill (804,427) (804,427)
Less: Other intangibles (7,995) (10,286)
Total tangible common

equity
$ 6,176,923 $ 5,919,092
Return on average tangible common equity 9.98% 6.32%

[1] Average balances exclude unrealized gains or

losses on debt securities available-for-sale.

RISK MANAGEMENT
Market / Interest Rate Risk
The financial results and capital levels of the

Corporation are constantly exposed to market, interest

rate and liquidity risks.
Market risk

refers to the

risk of a

reduction in the

Corporation’s capital due

to changes in

the market valuation

of its assets

and/or
liabilities.

Most of the assets

subject to market valuation risk

are debt securities classified as

available-for-sale. Refer to Notes 5

and 6 to the
Consolidated Financial

Statements for

further information

on the

debt

securities available-for-sale

and

held-to-maturity portfolios.
Debt

securities

classified

as

available-for-sale

and

held-for-sale

amounted

to

$17.2

billion

and

$7.9

billion,

respectively,

as

of
September

30,

2024.

Other

assets

subject

to

market

risk

include

loans

held-for-sale,

which

amounted

to

$6

million,

mortgage
servicing rights (“MSRs”) which amounted to $109

million, and securities classified as “trading”, which

amounted to $31 million, as of
September 30, 2024.

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
September 30, 2024 December 31, 2023
(Dollars in thousands) Amount Change Percent Change Amount Change Percent Change
Change in interest rate
+200 basis points 37,814 1.60 20,822 0.92
+100 basis points 20,577 0.87 11,496 0.51
-100 basis points 10,734 0.46 19,589 0.87
-200 basis points 1,617 0.07 16,971 0.75
As

of

September

30,

2024,

NII

simulations

show

the

Corporation

maintains

an

asset

sensitive

position

that

is

slightly

more
pronounced in the rising rates scenarios and closer to neutral in the declining scenarios as compared to the results as

of December
31,

2023.

The

primary

reasons

for

the

variation

in

sensitivity

are

changes

in

balance

sheet

composition

primarily

driven

by

an
increase in short-term U.S Treasury

Bills (“T-

Bills”) as well as

higher loan balances, partially offset

by an increase in market-linked
Puerto

Rico

public

sector

deposits

and

a

reduction

in

overnight

Fed

Funds.

These

results

suggest

that

fluctuations

in

the
Corporation’s net interest income sensitivity are primarily driven by changes in the composition of the investment portfolio as well as the

level

of

loan

balances.

During

the

quarter

ended

on

September

30,

2024,

the

Corporation

began

to

reinvest

some

of

the
proceeds of the

maturing portfolio into U.S

Treasury Notes with

average maturities between 2

to 3 years.

Additionally, variations

in
liability

cost,

primarily

driven

by

Puerto

Rico

public

sector

deposits

that

represented

$18.7

billion

or

29%

of

deposits

as

of
September 30,

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

from expected

short-term price

movements. BPPR’s

trading activities consist

primarily of

holding U.S.

Government
sponsored

mortgage-backed securities

classified

as

“trading” and

hedging

the

related

market

risk

with

“TBA”

(to-be-announced)
market

transactions.

The

objective

is

to

derive

spread

income

from

the

portfolio

and

not

to

benefit

from

short-term

market
movements. In

addition, BPPR

uses forward

contracts or

TBAs to

hedge its

securitization pipeline.

Risks related

to variations

in
interest rates

and market volatility

are hedged

with TBAs

that have

characteristics similar to

that of

the forecasted security

and its
conversion timeline.
At September 30, 2024, the Corporation held trading securities with a fair value of $31 million, representing approximately 0.04%

of
the Corporation’s total assets, compared with $32 million and

0.05%, respectively, at December 31, 2023. As shown in Table 12, the trading

portfolio

consists

principally

of

mortgage-backed

securities

and

U.S.

Treasuries,

which

at

September

30,

2024

were
investment grade securities.

Table 12 - Trading

Portfolio
September 30, 2024 December 31, 2023
(Dollars in thousands)
Amount

Weighted
Average Yield [1] Amount
Weighted
Average Yield [1]
Mortgage-backed securities

$ 22,807 5.65% $ 14,373 5.69%
U.S. Treasury securities 7,685 3.94 16,859 4.29
Collateralized mortgage obligations 132 5.13 98 5.21
Puerto Rico government obligations 58 0.58 71 0.91
Interest-only strips

154 12.00 167 12.00
Other (includes related trading derivatives) 7 6.00 - -
Total

$ 30,843 5.24% $ 31,568 4.96%
[1] Not on a taxable equivalent basis.
The Corporation’s trading activities are limited by internal policies.

For each of the three subsidiaries, the market risk

assumed under
trading

activities

is

measured

by

the

5-day

net

value-at-risk

(“VAR”),

with

a

confidence

level

of

99%.

The

VAR

measures

the
maximum estimated loss that may occur over a

5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.5 million for the last week in September 2024.

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
Liquidity Sources and Risk
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

The Corporation

has adopted

policies and

limits to

monitor the

Corporation’s liquidity

position and

that of

its banking

subsidiaries.
Additionally,

contingency funding

plans are

used to

model various

stressful events

of different

magnitudes and

affecting different
time horizons

that assist

management in

evaluating the size

of the

liquidity buffers

needed if

those stress

events occur.

However,
such models

may not

predict accurately

how the

market and

customers might

react to

every event

and are

dependent on

many
assumptions.
Deposits, including

customer deposits,

brokered deposits

and public

funds deposits,

continue to

be the

most significant

source of
funds for

the Corporation,

funding 89%

of the

Corporation’s total

assets at

September 30,

2024 and

90% at

December 31,

2023.

The

ratio

of

total

ending

loans

to

deposits

was

57%

at

September

30,

2024

and

55%

at

December

31,

2023.

In

addition

to
traditional deposits, the Corporation maintains borrowing

arrangements, which amounted to approximately

$1.0 billion in outstanding
balances

at

September

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

under $250,000, all interest-bearing
transactional deposit accounts,

non-interest bearing deposits,

and savings deposits.

Core deposits exclude

brokered deposits and
certificates

of

deposit

over

$250,000.

Core

deposits,

excluding

P.R.

public

funds

that

are

fully

collateralized,

have

historically
provided the Corporation

with a sizable source

of low-cost funds. P.R.

public funds, while

linked to market

interest rates, provide

a
stable source of funding

with attractive earnings spread. Core

deposits totaled $60.3 billion, or

95% of total deposits,

at September
30,

2024,

compared

with

$59.0

billion,

or

93%

of

total

deposits,

at

December

31,

2023.

Core

deposits

financed

89%

of

the
Corporation’s earning assets at September 30, 2024, compared with 88% at December 31, 2023.
In addition, the Corporation maintains borrowing facilities with the FHLB and at the discount window of the Federal Reserve Bank of
New York (the “FRB”) and has a considerable amount of collateral pledged that can be used to raise funds under these

facilities.

During the third quarter of 2024 the

Corporation had no material incremental use of its

available liquidity sources. At September 30,
2024, the Corporation’s available liquidity increased to

$ 20.5 billion from $19.5 billion

on December 31, 2023. The liquidity sources
of the Corporation at September 30, 2024 are

presented in Table 13 below:

Table 13 - Liquidity Sources
September 30, 2024 December 31, 2023
(In thousands)
BPPR Popular U.S. Total BPPR Popular U.S. Total
Unpledged securities and unused funding
sources:
Money market (excess funds at the
Federal Reserve Bank) $ 4,731,444 $ 1,791,310 $ 6,522,754 $ 5,516,636 $ 1,475,143 $ 6,991,779
Unpledged securities 3,522,169 659,633 4,181,802 4,212,480 347,791 4,560,271
FHLB borrowing capacity 2,648,539 1,322,807 3,971,346 2,157,685 1,341,329 3,499,014
Discount window of the Federal Reserve
Bank borrowing capacity 3,536,149 2,282,798 5,818,947 2,605,674 1,818,946 4,424,620
Total available liquidity $ 14,438,301 $ 6,056,548 $ 20,494,849 $ 14,492,475 $ 4,983,209 $ 19,475,684
Refer

to

Note

15

to

the

Consolidated

Financial

Statements

for

additional

information

of

the

Corporation’s

borrowing

facilities
available through its banking subsidiaries.

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

and over at September

30, 2024 is

presented
in the table that follows:
Table 14 - Distribution by

Maturity of Certificates of Deposit of $250,000 and Over
(In thousands)
3 months or less $ 2,175,549
Over 3 to 12 months 908,450
Over 1 year to 3 years 198,615
Over 3 years 178,525
Total $ 3,461,139
The Corporation had

$1.7 billion in

brokered deposits at September

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

2024, total Puerto
Rico

public sector

deposits were

$18.7 billion,

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
same

amount

of

deposit

liabilities.

This

additional

collateral

could

reduce

unpledged

securities

otherwise

available

as

liquidity
sources to the Corporation.

As of September 30, 2024, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow

obligations, as well as special

needs and off-balance sheet commitments, in the

ordinary course
of business.

Management also believes that

as of September

30, 2024 its

banking subsidiaries have sufficient

liquidity current and
projected

resources to

address an

event

that

would stress

the

Corporation’s liquidity

position. Although

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

On September

30, 2024,

deposits with

balances in

excess of

$250,000, excluding

foreign deposits

(mainly deposits

in the

British
Virgin Islands) intercompany deposits and collateralized public funds, were $9.8 billion or

19% at BPPR and $ 2.7 billion or

23% at
Popular U.S., compared to available liquidity sources

of $ 14.4 billion at BPPR and $ 6.1 billion

at Popular U.S.
The

aggregate

balance

in

deposit

accounts

under

$250,000

and

in

excess

of

$250,000,

including

intercompany

deposits.
collateralized public funds and deposits outside of the U.S. and its territories as of September 30, 2024 is presented in the table that follows:

Table 15 - Deposits
30-Sep-24
Popular, Inc.
(Dollars in thousands)
BPPR % of Total Popular U.S. % of Total (Consolidated) % of Total
Deposits:
Deposits balances under $250,000 [1] $ 23,277,654 44% $ 8,154,480 68% $ 31,432,134 49%
Transactional deposits balances over
$250,000 7,777,195 15% 2,092,906 18% 9,870,101 16%
Time deposits balances over $250,000 1,976,234 4% 647,223 5% 2,623,457 4%
Uninsured foreign deposits 406,713 1% - - % 406,713 1%
Collateralized public funds 19,025,936 36% 310,160 3% 19,336,096 30%
Intercompany deposits 237,328 - % 686,292 6% - - %
Total deposits $ 52,701,060 100% $ 11,891,061 100% $ 63,668,501 100%
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

On

July

24,

2024,

the

Corporation

announced

the

authorization

for

a

common

stock

repurchase

of

up

to

$500

million.

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
to acquire

a specific

dollar amount

or number

of shares

and may

be modified,

suspended or

terminated at

any time

without prior
notice. During

the quarter

ended September

30, 2024,

the Corporation

completed the

repurchase of

599,096 shares

of common
stock

for

$58.8 million

at

an average

price

of

$98.11

per share,

under the

previously announced

$500 million

share

repurchase
authorization.

The

outstanding

balance

of

notes

payable

at

the

BHCs

amounted

to

$593

million

at

September

30,

2024

and

$592

million

at
December 31, 2023.

The contractual maturities of the BHCs notes payable

at September 30, 2024 are presented in Table 16.
Table 16

- Distribution of BHC's Notes Payable by Contractual

Maturity
Year (In thousands)
2028 $ 394,915
Later years 198,366
Total $ 593,281
As of

September 30,

2024, the

BHCs had

cash and

money markets

investments totaling

$689 million

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
of dividends to the

BHCs. The liquidity needs

of the non-banking subsidiaries

are minimal since most

of them are

funded internally
from operating

cash flows

or from

intercompany borrowings or

capital contributions

from their

holding companies.

During the

nine
months

ended

September

30,

2024,

Popular,

Inc.

made

capital

contributions

of

$1.3

million

to

Popular

Impact

Fund,

its

wholly
owned subsidiary.
Dividends
During

the

nine

months

ended

September

30,

2024,

the

Corporation

declared

cash

dividends

of

$1.86

per

common

share
outstanding ($134.3 million in the aggregate). The dividends for the Corporation’s Series A preferred stock amounted to $1.1 million.
On July 24, 2024, the corporation announced an increase in the Corporation’s quarterly common stock dividend from $0.62 to $0.70 per share, commencing with

the dividend payable in

the first quarter of

2025, subject to the

approval by the Corporation’s

Board of
Directors.
During the nine months

ended September 30, 2024, the

BHCs received dividends and

distributions amounting to $450 million

from
BPPR,

$50

million

from

PNA

and

$23

million

from

its

other

non-banking

subsidiaries. Dividends

from

BPPR

constitute

Popular,
Inc.’s primary

source of

liquidity.

In addition,

during the

nine months

ended September

30, 2024,

Popular International

Bank Inc.,
wholly

owned

subsidiary

of

Popular,

Inc.,

received

$19.4

million

in

cash

dividends

and

$2.9

million

in

stock

dividends

from

its
investment in BHD.
Other Funding Sources and Capital
In addition to cash reserves held at the FRB that totaled $ 6.5 billion at September 30, 2024, the debt securities portfolio provides an additional

source

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

September 30,

2024 and

$4.6 billion

December 31,

2023 as

discussed in

Table

13. A substantial portion of these

debt securities could be used to raise

financing in the U.S. money markets

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

more

information

on

operating

leases

and

to

Note

19

to

the

Consolidated

Financial
Statements for

a detailed

discussion related

to the

Corporation’s guarantees,

indemnifications, and

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
September 30, 2024

and December 31,

2023, and the

results of their

operations for the

nine-month periods ended September

30,
2024

and

September

30,

2023.

Investments in

and

equity

in

the

earnings

from

the

other

subsidiaries

and

affiliates

that

are

not
members of the obligor group have been excluded.
The

summarized

financial

information

of

the

obligor

group

in

the

following

tables

is

presented

on

a

combined

basis

with
intercompany balances

and transactions

between entities

in the

obligor group

eliminated. The

obligor group's

amounts due

from,
amounts due to and

transactions with subsidiaries and affiliates

have been presented in separate

line items, if they

are material. In
addition, related parties transactions are presented

separately.

Table 17 - Summarized Statement

of Condition
(In thousands) September 30, 2024 December 31, 2023
Assets
Cash and money market investments $ 688,740 $ 388,025
Investment securities 35,710 29,973
Accounts receivables from non-obligor subsidiaries 14,228 14,469
Other loans (net of allowance for credit losses of $9 (2023

- $51))
25,984 26,906
Investment in equity method investees 5,294 5,265
Other assets 63,807 51,315
Total assets $ 833,763 $ 515,953
Liabilities and Stockholders' equity
Accounts payable to non-obligor subsidiaries $ 11,150 $ 7,023
Notes payable 593,281 592,283
Other liabilities 114,309 114,660
Stockholders' equity (deficit) 115,023 (198,013)
Total liabilities and

stockholders' equity
$ 833,763 $ 515,953
Table 18 - Summarized Statement

of Operations
For the period ended
(In thousands) September 30, 2024 September 30, 2023
Income:
Dividends from non-obligor subsidiaries $ 473,000 $ 154,000
Interest income from non-obligor subsidiaries and affiliates 8,489 12,280
Earnings (losses) from investments in equity method investees 29 (82)
Other operating income 3,116 2,293
Total income $ 484,634 $ 168,491
Expenses:
Services provided by non-obligor subsidiaries and affiliates

(net of
reimbursement by subsidiaries for services provided by parent of
$172,449 (2023 - $161,333)) $ 9,654 $ 16,593
Other expenses 30,000 21,625
Income tax expense (benefit)
[1]
21,934 (919)
Total expenses $ 61,588 $ 37,299
Net income $ 423,046 $ 131,192
[1]

As

discussed

in

Note

2

to

the

Consolidated

Financial

Statements,

the

net

income

for

the

nine

months

ended

September

30,

2024,
included

$22.9

million

of

expenses,

of

which

$16.5

million

was

reflected

in

income

tax

expense

and

$6.4

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

the nine

months

ended
September 30, 2024, the obligor

group recorded a $67.4 million of

capital distributions from non-obligor subsidiaries which
were in an accumulated loss position and accordingly

were recorded as a reduction to the investments.

During the nine

months ended September

30, 2024, BPPR

declared cash dividends

of $450 million

to PIHC. As

of September 30,
2024, BPPR

can declare

a dividend

of approximately

$377 million

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

$6.6 million in

deposits at

September 30, 2024

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

$25.7 million

at September 30,

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

and

a

0.1%

month-over-month

decline

in

August

2024.

The

Economic
Activity Index

is a

coincident indicator

of

ongoing economic

activity but

not a

direct measurement

of

real GNP.

The Puerto

Rico

Planning Board estimates that Puerto Rico’s

real GNP grew 2.8% during fiscal

year 2024 (July 2023-June 2024) and

projects 1.4%
real GNP growth for fiscal year 2025

(July 2024-June 2025).
While the

Puerto Rico

economy has

not directly

tracked the

United States

economy in

recent years,

many of

the external

factors
that impact

the Puerto

Rico economy

are affected

by the

policies and performance

of the

United States

economy.

These external
factors include the level

of interest rates and

the rate of

inflation. In 2021 and

2022, inflation rose sharply

in both the

United States
and Puerto

Rico as

the economy

reopened following

the COVID-19

pandemic and

demand surged

beyond what

disrupted supply
chains could meet.

After peaking in

mid-2022, inflation rates

gradually decreased as the

Federal Reserve implemented

a series of
benchmark interest

rate increases.

By September

2024, inflation

had largely

stabilized, prompting

the Federal

Reserve to

reduce
interest rates for the first time

in four years. As of

September 2024, the United States Consumer Price Index

(published by the U.S.
Bureau

of

Labor Statistics)

reflects

a

year-over-year increase

of

2.4%. Meanwhile,

inflation

in

Puerto

Rico,

as

measured

by

the
Puerto Rico Consumer Price

Index (published by the

Department of Labor and

Human Resources of Puerto

Rico), increased 1.5%
during the 12 months ending in August 2024.
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

At September

30, 2024,

the Corporation’s

direct exposure

to PR

Government Entities

totaled $336

million, of

which $336

million
were

outstanding,

compared

to

$362

million

at

December

31,

2023,

of

which

$333

million

were

outstanding.

A

deterioration

in
Puerto Rico’s fiscal

and economic situation could adversely

affect the value of

our Puerto Rico government

obligations, resulting in
losses to us. Of

the amount outstanding, $323 million

consists of loans and

$13 million are securities ($314

million and $19 million,
respectively, at December 31,

2023). Substantially all of the Corporation’s direct exposure outstanding at September 30,

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

2024,

80%

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

2024,

the

Corporation

had

$225

million

in

loans

insured

or

securities

issued

by

Puerto

Rico
governmental entities,

but for

which the

principal source

of repayment

is non-governmental

($238 million at

December 31, 2023).
These

included

$179

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

2024,

$38

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

2024,

BPPR

had

$18.7

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

2024,

it

has

a

loan

portfolio

amounting

to
approximately

$200

million

comprised

of

various

retail

and

commercial

clients,

compared

to

a

loan

portfolio

of

$205

million

at
December 31, 2023.
U.S. Government
As further detailed in Notes

5 and 6 to the

Consolidated Financial Statements, a substantial portion of the

Corporation’s investment
securities

represented exposure

to

the

U.S.

Government in

the

form

of

U.S. Government

sponsored entities,

as

well

as

agency
mortgage-backed and U.S. Treasury securities. In

addition, $2.0 billion of residential mortgages and $88.4 million commercial loans
were insured

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
During the third

quarter of 2024,

the Corporation continued

to reflect stable

credit quality metrics

in the third

quarter of 2024

when
compared to

the previous

quarter.

While non-performing

loans (“NPLs”),

net charge

offs (“NCOs”)

and inflows

to NPLs

remained
below historical averages, consumer portfolios

reflected increased delinquencies and NCOs

for the quarter primarily

driven by auto
loans. The

mortgage and

commercial portfolios

continue to

operate with

low levels

of delinquencies

and NCOs.

The Corporation
continues to closely monitor changes in the macroeconomic

environment and borrower performance given higher interest rates and inflationary pressures. Management believes that the improvements over recent years in risk management practices and the overall risk profile of the Corporation’s loan portfolios position

Popular to continue to operate successfully under

the current environment.
Total

NPAs

as of

September 30,

2024 decreased

by $14

million when

compared with

December 31,

2023. Total

non-performing
loans held-in-portfolio

(“NPLs”) increased

by $4

million from

December 31,

2023. BPPR’s

NPLs decreased

by $40

million, across
most loan

categories, except

consumer NPLs

which reflected

an increase

of $4

million. The

increase in

the consumer

NPLs was
mostly driven by auto

loans. Popular U.S. NPLs increased

by $44 million, driven

by higher commercial and mortgage

NPLs by $27
million and $17 million, respectively, each impacted by single loans amounting to $17 million.

On September

30, 2024,

the ratio

of NPLs

to total

loans held-in-portfolio

was 1.0%,

flat when

compared to

December 31,

2023.
Other real estate owned loans (“OREOs”) decreased by $17

million from December 31, 2023. The decrease in OREO

was driven by
the sale of

a commercial property in

BPPR, coupled with the

sale of residential properties.

On September 30, 2024,

NPLs secured
by real

estate amounted to

$202 million in

the Puerto Rico

operations and $67

million in Popular

U.S, compared with

$231 million
and $24 million, respectively, on December 31, 2023.
The Corporation’s

commercial loan

portfolio secured

by real

estate (“CRE”)

amounted to

$10.7 billion

on September

30, 2024,

of
which

$3.1

billion

was

secured

with

owner

occupied

properties,

compared

with

$10.6

billion

and

$3.1

billion,

respectively,

on
December 31,

2023. Office

space leasing exposure

in our

non-owner occupied CRE

portfolio is limited,

representing only 2.0%

or
$708 million of our total loan portfolio. The

exposure is mainly comprised of low- to mid- rise properties with an average loan size of
$2.3 million and is well diversified across tenant

type.
CRE NPLs amounted to $67 million on September 30, 2024, compared with $48 million on December 31, 2023, driven by the single
$17

million

loan

mentioned

above.

The

CRE

NPL

ratios

for

the

BPPR

and

Popular

U.S.

segments

were

0.70%

and

0.57%,
respectively, on September 30, 2024, compared with 0.86% and 0.13%,

respectively, on December 31, 2023.

In

addition

to

the

NPLs

included

in

Table

19,

on

September

30,

2024,

there

were

$587

million

of

performing

loans,

mostly
commercial

loans,

which

in

management’s

opinion,

are

currently

subject

to

potential

future

classification

as

non-performing
(December 31, 2023 - $510 million).
For

the

quarter ended

September 30,

2024,

total

inflows

of

NPLs held-in-portfolio,

excluding consumer

loans,

increased by

$16
million, when compared to the inflows for the same period in 2023. Inflows of NPLs held-in-portfolio at the

BPPR segment remained
flat, compared

to the

same period

in 2023.

Inflows of

NPLs held-in-portfolio at

the Popular

U.S. segment increased

by $17 million
from the same period in 2023, mainly driven by higher

mortgage inflows by $16 million driven by abovementioned

$17 million loan.

Table 19 - Non-Performing

Assets
September 30, 2024 December 31, 2023
(Dollars in thousands) BPPR
Popular
U.S.
Popular,
Inc.
As a % of
loans HIP
by
category BPPR
Popular
U.S.
Popular,
Inc.
As a % of
loans HIP
by
category
Commercial
Commercial multi-family
$ 87 $ 8,700 $ 8,787 0.4% $ 1,991 $ - $ 1,991 0.1%
Commercial real estate non-owner
occupied 7,493 2,282 9,775 0.2 8,745 1,117 9,862 0.2
Commercial real estate owner
occupied 26,600 22,248 48,848 1.6 29,430 6,274 35,704 1.2
Commercial and industrial

19,639 5,246 24,885 0.3 32,826 3,772 36,598 0.5
Total Commercial

53,819 38,476 92,295 0.5 72,992 11,163 84,155 0.5
Construction - - - - 6,378 - 6,378 0.7
Leasing 7,367 - 7,367 0.4 8,632 - 8,632 0.5
Mortgage 157,920 28,434 186,354 2.3 175,106 11,191 186,297 2.4
Consumer

Home equity lines of credit
- 3,834 3,834 5.5 - 3,733 3,733 5.7

Personal

20,992 1,837 22,829 1.2 19,031 2,805 21,836 1.1

Auto
47,828 - 47,828 1.3 45,615 - 45,615 1.2

Other Consumer

889 2 891 0.5 964 1 965 0.6
Total Consumer

69,709 5,673 75,382 1.1 65,610 6,539 72,149 1.0
Total non-performing

loans held-in-
portfolio 288,815 72,583 361,398 1.0% 328,718 28,893 357,611 1.0%
Other real estate owned (“OREO”) 62,940 88 63,028 80,176 240 80,416
Total non-performing

assets
[1] $ 351,755 $ 72,671 $ 424,426 $ 408,894 $ 29,133 $ 438,027
Accruing loans past due 90 days or
more [2] $ 233,774 $ 197 $ 233,971 $ 268,362 $ 109 $ 268,471
Ratios:
Non-performing assets to total assets 0.63% 0.46% 0.60% 0.74% 0.19% 0.62%
Non-performing loans held-in-portfolio
to loans held-in-portfolio

1.12 0.69 1.00 1.34 0.27 1.02
Allowance for credit losses to loans
held-in-portfolio 2.59 0.75 2.06 2.61 0.85 2.08
Allowance for credit losses to non-
performing loans, excluding held-for-
sale 230.66 107.66 205.96 194.65 309.70 203.95
[1] There were no non-performing loans held-for-sale

as of September 30, 2024 and December 31, 2023.
[2] It is the Corporation’s policy to report delinquent

residential mortgage loans insured by FHA or guaranteed

by the VA as accruing

loans past due 90
days or

more as

opposed to

non-performing

since the

principal repayment

is insured.

These balances

include $70

million of

residential

mortgage
loans insured

by FHA

or guaranteed

by the

VA

that are

no longer

accruing interest

as of

September 30,

2024 (December

31, 2023

- $106

million).
Furthermore,

the Corporation

has approximately

$32 million

in reverse

mortgage

loans which

are guaranteed

by

FHA, but

which are

currently

not
accruing

interest.

Due

to

the guaranteed

nature

of

the loans,

it is

the Corporation’s

policy

to

exclude

these

balances

from

non-performing

assets
(December 31, 2023 - $38 million).

Table 20 - Activity in Non

-Performing Loans Held-in-Portfolio (Excluding Consumer

Loans)
For the quarter ended September 30, 2024 For the nine months ended September 30, 2024
(Dollars in thousands) BPPR Popular U.S. Popular, Inc. BPPR Popular U.S. Popular, Inc.
Beginning balance $ 219,960 $ 49,317 $ 269,277 $ 254,476 $ 22,354 $ 276,830
Plus:
New non-performing loans 36,585 22,968 59,553 111,128 84,248 195,376
Advances on existing non-performing loans - 32 32 - 352 352
Less:
Non-performing loans transferred to OREO (4,016) - (4,016) (12,665) (24) (12,689)
Non-performing loans charged-off (4,031) (82) (4,113) (17,930) (1,050) (18,980)
Loans returned to accrual status / loan collections (36,759) (5,325) (42,084) (123,270) (38,970) (162,240)
Ending balance NPLs $ 211,739 $ 66,910 $ 278,649 $ 211,739 $ 66,910 $ 278,649
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
For the quarter ended September 30, 2024 For the nine months ended September 30, 2024
(Dollars in thousands) BPPR Popular U.S.
Popular, Inc.

BPPR Popular U.S.
Popular, Inc.

Beginning balance $ 56,170 $ 37,763 $ 93,933 $ 72,992 $ 11,163 $ 84,155
Plus:
New non-performing loans 4,460 2,582 7,042 12,834 39,561 52,395
Advances on existing non-performing loans - 3 3 - 305 305
Less:
Non-performing loans transferred to OREO - - - (280) - (280)
Non-performing loans charged-off (4,085) (82) (4,167) (17,784) (1,032) (18,816)
Loans returned to accrual status / loan
collections (2,726) (1,790) (4,516) (13,943) (11,521) (25,464)
Ending balance NPLs $ 53,819 $ 38,476 $ 92,295 $ 53,819 $ 38,476 $ 92,295

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

For the quarter ended September 30, 2024 For the nine months ended September 30, 2024
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

Table 26 - Activity in Non

-Performing Mortgage Loans Held-in-Portfolio
For the quarter ended September 30, 2024
For the nine months ended

September 30,
2024
(Dollars in thousands) BPPR
Popular
U.S.
Popular, Inc.

BPPR Popular U.S.
Popular, Inc.

Beginning balance $ 163,790 $ 11,554 $ 175,344 $ 175,106 $ 11,191 $ 186,297
Plus:
New non-performing loans 32,125 20,386 52,511 98,294 44,687 142,981
Advances on existing non-performing loans - 29 29 - 47 47
Less:
Non-performing loans transferred to OREO (4,016) - (4,016) (12,385) (24) (12,409)
Non-performing loans charged-off 54 - 54 (146) (18) (164)
Loans returned to accrual status / loan
collections (34,033) (3,535) (37,568) (102,949) (27,449) (130,398)
Ending balance NPLs $ 157,920 $ 28,434 $ 186,354 $ 157,920 $ 28,434 $ 186,354
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
Non-performing loans transferred to OREO (5,519) - (5,519) (25,331) (58) (25,389)
Non-performing loans charged-off 152 - 152 (80) - (80)
Loans returned to accrual status / loan collections (36,066) (7,105) (43,171) (125,731) (20,342) (146,073)
Ending balance NPLs $ 187,443 $ 11,980 $ 199,423 $ 187,443 $ 11,980 $ 199,423

Loan Delinquencies
Another key measure used to evaluate and

monitor the Corporation’s asset quality is loan

delinquencies. Loans delinquent 30 days
or more, as a percentage of their related portfolio

category on September 30, 2024 and December 31,

2023, are presented below.
Table 28 - Loan Delinquencies
(Dollars in thousands) September 30, 2024 December 31, 2023
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Commercial

Commercial multi-family $ 11,713 $ 2,405,302 0.49% $ 13,657 $ 2,415,620 0.57%
Commercial real estate
non-owner occupied 23,462 5,185,381 0.45 17,051 5,087,421 0.34
Commercial real estate
owner occupied 54,148 3,092,393 1.75 69,239 3,080,635 2.25
Commercial and industrial 68,820 7,400,553 0.93 58,953 7,126,121 0.83
Total Commercial

158,143 18,083,629 0.87 158,900 17,709,797 0.90
Construction

34,349 1,113,307 3.09 6,378 959,280 0.66
Leasing 31,868 1,887,052 1.69 35,491 1,731,809 2.05
Mortgage [1] 761,771 7,993,348 9.53 859,537 7,695,917 11.17
Consumer

Credit cards

54,839 1,186,893 4.62 46,436 1,135,747 4.09
Home equity lines of credit 4,892 69,691 7.02 5,465 65,953 8.29
Personal

61,434 1,873,175 3.28 59,682 1,945,247 3.07
Auto

178,281 3,818,607 4.67 173,119 3,660,780 4.73
Other 2,935 169,265 1.73 3,063 160,441 1.91
Total Consumer

302,381 7,117,631 4.25 287,765 6,968,168 4.13
Loans held-for-sale - 5,509 - - 4,301 -
Total

$ 1,288,512 $ 36,200,476 3.56% $ 1,348,071 $ 35,069,272 3.84%
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
in economic

conditions, and

in the

condition of

the various

markets in

which collateral

may be

sold, may

also affect

the required
level of

the allowance

for credit

losses. Consequently,

the business

financial condition,

liquidity,

capital, and

results of

operations
could also be affected.

On September 30, 2024,

the ACL increased by

$15 million from December

31, 2023 to $744

million. The ACL for

BPPR increased
by

$26

million,

driven

by

an

increase

of

$16

million

in

reserves

for

commercial

loans

and

a

combined

$12

million

increase

in
reserves for

the consumer

and lease

portfolios. These

increases were

mainly

due to

a combination

of

growth in

the commercial
portfolio and changes in credit quality trends for the auto and credit cards portfolios. In PB, the ACL decreased by $11 million, when
compared

to

December

31,

2023,

mainly

driven

by

lower

reserves

for

the

commercial

and

construction

portfolios

due

to
improvements

in

credit

quality

and

lower

balances.

The

Corporation’s

ratio

of

the

allowance

for

credit

losses

to

loans

held-in-
portfolio was 2.06% on September 30, 2024, compared to

2.08% on December 31, 2023. The ratio of the

allowance for credit losses
to NPLs held-in-portfolio stood at 206.0%, compared

to 204.0% on December 31, 2023.
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
The provision

for credit

losses related

to the

loans held-in-portfolio

for the

quarter ended

September 30,

2024, was

$72.8

million,
compared to $43.5

million for the

quarter ended September

30, 2023, largely

driven by higher

NCOs due to

credit quality changes
and commercial loan growth. The provision

expense related to the loans-held-in-portfolio for the

nine months ended September 30,
2024

was

$189.3 million,

compared to

the

provision expense

of

$126.3 million

for

the

nine months

ended September

30, 2023.
Refer to Note 8 to the Consolidated Financial Statements, and to the Provision for Credit Losses section of this MD&A for additional information.

Table 29 - Allowance for Credit

Losses - Loan Portfolios
September 30, 2024
(Dollars in thousands) Total ACL
Total loans held-
in-portfolio
ACL to loans held-
in-portfolio
Total non-
performing loans
held-in-portfolio
ACL to non-
performing loans
held-in-portfolio
Commercial

Commercial multi-family
$ 9,642 $ 2,405,302 0.40% $ 8,787 109.73%

Commercial real estate non-owner occupied
67,630 5,185,381 1.30% 9,775 691.87%

Commercial real estate owner occupied
52,915 3,092,393 1.71% 48,848 108.33%

Commercial and industrial

136,361 7,400,553 1.84% 24,885 547.96%
Total Commercial

$ 266,548 $ 18,083,629 1.47% $ 92,295 288.80%
Construction 13,214 1,113,307 1.19% - N.M.
Leasing 15,854 1,887,052 0.84% 7,367 215.20%
Mortgage 81,650 7,993,348 1.02% 186,354 43.81%
Consumer

Credit cards
92,694 1,186,893 7.81% - N.M.

Home equity lines of credit
1,854 69,691 2.66% 3,834 48.36%

Personal

104,542 1,873,175 5.58% 22,829 457.94%

Auto
161,313 3,818,607 4.22% 47,828 337.28%

Other Consumer

6,651 169,265 3.93% 891 746.46%
Total Consumer

$ 367,054 $ 7,117,631 5.16% $ 75,382 486.93%
Total $ 744,320 $ 36,194,967 2.06% $ 361,398 205.96%
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
N.M. - Not meaningful.

Annualized net charge-offs (recoveries)
The following

tables present

annualized net charge-offs

(recoveries) to average

loans held-in-portfolio (“HIP”)

by loan

category for
the quarters and nine months ended September 30, 2024

and 2023.
Table 31 - Annualized Net Charge

-offs (Recoveries) to Average Loans

Held-in-Portfolio
Quarters ended
September 30, 2024 September 30, 2023
BPPR Popular U.S. Popular Inc. BPPR Popular U.S. Popular Inc.
Commercial

0.13% 0.02% 0.08% (0.48) % 0.10% (0.21) %
Construction (2.33) ― (0.37) 6.11 ― 1.21
Mortgage (0.24) (0.01) (0.20) (0.25) (0.02) (0.21)
Leasing 0.49 ― 0.49 0.35 ― 0.35
Consumer 3.14 7.17 3.26 2.20 7.42 2.41
Total annualized

net charge-offs
(recoveries) to average loans held-in-
portfolio 0.86% 0.15% 0.65% 0.44% 0.28% 0.39%
Nine months ended
September 30, 2024 September 30, 2023
BPPR Popular U.S. Popular Inc. BPPR Popular U.S. Popular Inc.
Commercial

0.21% 0.03% 0.13% (0.20) % 0.03% (0.10) %
Construction (0.82) (0.01) (0.14) 2.14 ― 0.45
Mortgage (0.25) (0.01) (0.21) (0.24) (0.02) (0.20)
Leasing 0.64 ― 0.64 0.28 ― 0.28
Consumer 2.93 7.43 3.07 1.96 5.65 2.12
Total annualized

net charge-offs
(recoveries) to average loans held-in-
portfolio 0.86% 0.18% 0.66% 0.44% 0.19% 0.36%
NCOs for the quarter ended September 30, 2024,

amounted to $58.5 million, increasing by $25.9

million when compared to the
same period in 2023. The BPPR segment increased by

$29.0 million mainly driven by higher consumer

and commercial NCOs by
$18.2 million and $13.7 million, respectively. The consumer NCOs continue to gradually increase mainly due to credit quality
changes. The PB segment NCOs decreased by $3.1

million, mainly driven by lower commercial and

consumer NCOs.
NCOs for the nine months ended September 30,

2024, amounted to $174.4 million, increasing

by $84.9 million when compared to
the same period in 2023. The BPPR segment increased

by $84.7 million mainly driven by higher

consumer and commercial NCOs
by $55.9 million and $28.1 million, respectively. The consumer NCOs increase was mainly due to credit quality changes,

as
mentioned above. The PB segment NCOs remained

flat.
Loan Modifications
For the quarter

ended September 30, 2024,

modified loans to

borrowers with financial difficulty

amounted to $146

million, of which
$138

million

were in

accruing status.

The BPPR

segment’s modifications

to

borrowers with

financial

difficulty

amounted to

$135
million, mainly comprised

of commercial and

mortgage loans of

$113 million

and $17 million,

respectively. A

total of

$11

million of
the mortgage modifications

were related to

government guaranteed loans.

The Popular U.S.

segment’s modifications to

borrowers
with financial difficulty amounted to $11 million, mostly comprised of commercial loans.
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
Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f)
and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

30, 2024.
Issuer Purchases of Equity Securities
The following table

sets forth the

details of

purchases of common

stock by

the Corporation and

its affiliated

purchasers during the
quarter ended September 30, 2024:
Issuer Purchases of Equity Securities
Not in thousands
Period
Total Number of
Shares Purchased [1]
Average Price Paid per
Share
Total Number of

Shares
Purchased as Part of Publicly
Announced Plans or Programs [2]
Approximate Dollar Value of
Shares that May Yet be
Purchased Under the Plans or
Programs [2]
July 1 - July 31 2,668 $ 87.72 - $500,000,000
August 1 - August 31 303,638 97.14 303,202 470,550,231
September 1 - September 30 296,145 99.11 295,894 441,224,007
Total

602,451 $ 98.06 599,096 $441,224,007
[1] Includes

2,668,

436

and 251

shares

of

the Corporation’s

common

stock

acquired

by the

Corporation

during

July,

August

and

September

2024,
respectively,

in connection

with the

satisfaction of

tax withholding

obligations on

vested awards

of restricted

stock or

restricted stock

units granted

to
directors and certain

employees under

the Corporation’s

Omnibus Incentive

Plan. The acquired

shares of common

stock were added

back to treasury
stock.

[2] As part of its capital

plan, in July 2024,

the Corporation announced plans

to repurchase up to

$500 million in common

stock and repurchases

began
in August

2024.

As of

September

30, 2024,

the Corporation

completed the

repurchase of

599,096 shares

of common

stock for

$58.8

million

at an
average price of $98.11 per share,

under the previously announced share repurchase authorization.
Item 3.

Defaults Upon Senior Securities
None.

Item 4.

Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans or Other Preplanned Trading Arrangements
Certain of our

officers or directors have

made, and may from

time to time make,

elections to participate in,

and are
participating in
,
our dividend reinvestment and purchase plan, the

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
POPULAR, INC.
(Registrant)
Date: November 12, 2024 By: /s/ Jorge J. García
Jorge J. García
Executive Vice President &
Chief Financial Officer
Date: November 12, 2024 By: /s/ Denissa M. Rodríguez
Denissa M. Rodríguez
Senior Vice President & Corporate Comptroller