Form 10-K
period 2024-12-31
POPULAR, INC.
filed 2025-03-03
CIK 763901

1
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-K
[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934
For the Fiscal Year Ended
December 31, 2024
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

Act). Yes

No
X

As of June 30, 2024, the aggregate market

value of the Common Stock held by non-affiliates of Popular, Inc. was approximately

$
6.3
billion based upon the reported closing price of $88.43

on the Nasdaq Global Select Market on that

date.

As of February 27, 2025, there were
69,606,726

shares of Popular, Inc.’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Popular,

Inc.’s definitive proxy

statement relating to the

2025 Annual Meeting

of Stockholders of Popular,

Inc. (the “Proxy
Statement”) are incorporated herein by reference in response to Items 10 through

14 of Part III. The Proxy Statement will be

filed with
the Securities and Exchange Commission (the “SEC”)

on or about March 25, 2025.

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

economic factors, and our

reaction to those factors,

the adequacy of

the allowance for loan

losses, delinquency
trends, market

risk and

the impact

of interest

rate changes

(including on

our cost

of deposits),

capital markets

conditions, capital
adequacy

and

liquidity,

and

the

effect

of

legal

and

regulatory

proceedings

and

new

accounting

standards

on

the

Corporation’s
financial condition

and results

of operations.

All statements

contained herein

that

are not

clearly

historical in

nature are

forward-
looking, and the words “anticipate,” “believe,” “continues,”

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

weather events

such as

hurricanes and

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

return on tangible

common equity and

accurately anticipate costs

and expenses associated
therewith;

●

the fiscal and monetary policies of the federal government

and its agencies;
●

changes in

federal

bank regulatory

and supervisory

policies, including

required levels

of

capital, liquidity,

resolution-
related requirements and the impact of other proposed

capital standards on our capital ratios;
●

changes in and uncertainty regarding federal

funding, tax and trade policies,

and rulemaking, supervision, examination
and enforcement priorities of the current federal

administration;
●

increases

to

or

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

of any

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
Item 1C Cybersecurity 37
Item 2 Properties 40
Item 3 Legal Proceedings 41
Item 4 Mine Safety Disclosures 41
PART II
Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities
41
Item 6 [Reserved] 43
Item 7
Management’s Discussion and Analysis of Financial Condition

and Results of
Operations
44
Item 7A
Quantitative and Qualitative Disclosures About Market

Risk
44
Item 8 Financial Statements and Supplementary Data 44
Item 9
Changes in and Disagreements with Accountants

on Accounting and Financial
Disclosure
44
Item 9A Controls and Procedures 44
Item 9B Other Information 44
Item 9C
Disclosure Regarding Foreign Jurisdictions that Prevent

Inspections
45
PART III
Item 10 Directors, Executive Officers and Corporate Governance 45
Item 11 Executive Compensation 45
Item 12
Security Ownership of Certain Beneficial Owners

and Management and
Related Stockholder Matters
45
Item 13
Certain Relationships and Related Transactions, and Director

Independence
45
Item 14 Principal Accountant Fees and Services 45
PART IV
Item 15 Exhibits and Financial Statement Schedules 46
Item 16 Form 10-K Summary 46

PART I POPULAR, INC.
ITEM 1. BUSINESS

General:
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

$73.0 billion, total

deposits of

$64.9 billion

and stockholders’
equity of $5.6 billion at

December 31, 2024. At December 31,

2024, we ranked among the

50 largest U.S. bank holding companies
based on total assets according to information gathered

and disclosed by the Federal Reserve Board.
We operate in two principal markets:
●

Puerto Rico:

We

provide retail,

mortgage and

commercial banking

services through

our principal

banking subsidiary,

Banco
Popular de Puerto Rico

(“Banco Popular” or “BPPR”), as

well as auto and equipment

leasing and financing, broker-dealer and
insurance services through specialized subsidiaries. BPPR’s deposits are insured under the Deposit Insurance Fund (“DIF”) of
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

and Analysis of

Financial Condition and Results

of Operations section (“MD&A”)

and Note 36

to the
Consolidated Financial Statements included in this

Form 10-K.
Lending Activities
We concentrate our lending activities in the following areas:
(1) Commercial. Commercial loans are comprised of (i) commercial and industrial (“C&I”) loans and leases to commercial customers
for use in normal

business operations and to finance

working capital needs, equipment purchases or

other projects, (ii) commercial
real

estate

(“CRE”)

loans

(excluding

construction

loans)

for

income-producing real

estate

properties

as

well

as

owner-occupied
properties,

and (iii)

multifamily loans with

residential buildings with

five or

more living

units. C&I loans

are underwritten individually
and usually secured with the assets of the company and

the personal guarantee of the business owners. CRE

loans consist of loans
for income-producing

real estate

properties and

the financing

of owner-occupied

facilities if

there is

real estate

as collateral.

Non-
owner-occupied CRE

loans are

generally made

to finance

office and

industrial buildings,

healthcare facilities,

and retail

shopping
centers and are

repaid through cash

flows related to

the operation, sale

or refinancing of

the property.

Multifamily loans, in

certain
cases, result from the conversion of the

Bank’s construction financing to permanent financing and are repaid through the cash flow,
sale or refinance of the properties.

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

However, approximately 55% of our loan portfolio at December 31, 2024 consisted of real estate-related

loans, including residential

mortgage loans, construction

loans and commercial

loans secured by

commercial
real estate. The table below presents the distribution

of our loan portfolio by loan category at

December 31, 2024.
Loan category
(Dollars in millions) BPPR % PB % POPULAR %
Commercial multi-family $308 1 $2,092 19 $2,400 7
Commercial real estate:

Non-owner occupied
3,247 12 2,117 19 5,364 14

Owner occupied
1,376 5 1,782 16 3,158 9
Commercial and industrial 5,347 20 2,395 22 7,742 21
Construction 212 1 1,051 10 1,263 3
Mortgage 6,810 26 1,304 12 8,114 22
Leasing 1,926 7 - - 1,926 5
Consumer:

Credit cards
1,218 5 - - 1,218 3

Home equity lines of credit
2 - 72 1 74 -

Personal
1,750 7 105 1 1,855 5

Auto
3,823 15 - - 3,823 10

Other
160 1 11 - 171 1
Total $26,179 100 $10,929 100 $37,108 100
Except for the Corporation’s exposure to the Puerto Rico and U.S. Governments, no individual or single group of related accounts is considered material

in relation

to our

total assets

or deposits,

or in

relation to

our overall

business.

For a

discussion of

our loan,
investment,

and

deposits

portfolios

and

our

exposure

to

the

Government

of

Puerto

Rico,

see

“Financial

Condition

–

Loans”,
“Financial Condition – Deposits” and “Credit Risk – Geographical and Government Risk” in the MD&A and to Note 23 - Commitment
and Contingencies to the Consolidated Financial Statements

included in this Form 10-K.
Credit

Administration

and

Credit

Policies
Interest

from our

loan portfolios

is our

principal source

of revenue.

Whenever we

make loans,

we expose

ourselves

to

credit

risk.

Credit

risk

is

controlled

and

monitored

through

active

asset

quality

management,

including

the

use

of

lending
standards,

thorough

review

of

potential

borrowers

and through

active

asset quality

administration.
Business

activities

that

expose

us to

credit

risk are

managed

within

the

Board

of Director’s

Risk Management policy,
and the Credit Risk Tolerance

Limits policy,

which establishes

limits

that

consider

factors

such

as maintainin

g

a prudent

balance
of risk-taking

across

diversified

risk types

and business

units,

compliance

with regulator

y

guidance,

and

controlling

the

exposure
to lower

credit

quality

assets.
We maintain

comprehensive

credit policies

for all lines of

business in order

to mitigate credit

risk. Our credit

policies

are
approved by

our Board

of Directors.

These policies set

forth,

among

other

things,
the objectives, scope and

responsibilities of the
credit

management cycle.

Our

internal

written

procedures

establish
underwriting

standards

and

procedures

for

monitoring

and
evaluating

loan

portfolio

quality

and

require

prompt

identificatio

n

and

quantificatio

n

of

asset

quality

deterioration

or

potential
loss to provide for the adequacy of the allowance for credit losses. These written procedures establish various approval and lending limit levels,

ranging

from

bank

branch

or departmen

t

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

name-
level, which
monitors

lending

concentration

to

a

single

borrower

or

a

group

of

related

borrowers,

including

specific

lending
limits

based

on industr

y

or other

criteria,

such

as a percentage

of the

banks’

capital.
Refer to Note 2 and Note 8 to the Consolidated Financial Statements included in this Form 10-K, for additional information
on loan modifications to borrowers with financial difficulties.
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

lenders,

and other

financial

and non-financia

l
institutions

and entities.

Credit

unions

generally

provide

basic consume

r

financial

services and collectively

represent a

significant
portion of the

market with

a lower cost structure

and fewer regulatory

constraints.
In

the

United

States

we

continue

to

face

substantial

competitive

pressure

as

our

footprint

resides

in

the

two

large
metropolitan markets of New York City / Northern New Jersey and the greater Miami area.

There is a large number of banks in both
markets, including community, regional, and national ones, most of which have more resources than us.
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
Transformation Initiatives:

The

Corporation

launched

a significant,

multi-year,

broad-based

technological

and

business

process

transformation

during

the
second

half

of

2022

which

continued

during

2024.

The

needs

and

expectations

of

our

clients,

as

well

as

the

competitive
landscape,

have evolved,

compelling

us to

make important

investments

in our

technological

infrastructure

and adopt

more agile
practices.

During

2024,

the

Corporation

made

meaningful

progress

in

the

modernization

of

our

customer

channels

and
enhancement

of

our

customers'

experience.

The

Corporation

believes

these

investments

will

result

in

an

enhanced

digital
experience

for

our

clients,

as

well

as

better

technology

and

more

efficient

processes

for

our

employees,

and

make

us

a more
efficient

and

profitable

company.

The

Corporation

had

anticipated

to

reach

a target

of

14%

return

on

tangible

common

equity
(ROTCE)

by

the

fourth

quarter

of

2025.

However,

due

to

a

variety

of

drivers,

including

the

impact

of

the

shift

to

higher-cost
deposits

in

2024,

and

lower

than

expected

loan

growth

in

the

U.S.,

the

Corporation

now

expects

to

achieve

at

least

a

12%
ROTCE by the

end of 2025.

Our technology

and business

transformation

will be a

significant

priority for

the Corporation

over the
next years.

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

inclusion,

respect,

learning

and
transparency

are fundamental

pillars

of our

long-term

strategy.

As of

December

31, 2024,

Popular

had 9,406

employees,

none
of whom were

represented

by a collective

bargaining group.
Nurturing Well

-Being: Employee

Health & Financial

Security
Popular

believes

that

the

health

and

financial

wellness

of

our

employees

is

essential

to

effectively

serve

our

customers

and
contribute

positively

to the

communities

where we

operate.

Our health

and wellness

program includes

health, pharmacy,

vision
and dental

insurance,

as well

as other

wellness

initiatives.

Our programs

seek to

ensure that

healthcare

is both

accessible

and
affordable

for our

employees,

with Popular

covering

up to

80% of

health

insurance

premiums,

a figure

that

surpasses

regional
benchmarks.

In

2024,

we

prioritized

mental

health

by

emphasizing

the

importance

of

addressing

our

employees’

emotional
needs

and

launching

an

internal

campaign

featuring

short

videos

on

wellness.

We

also

shared

valuable

information

on

the
importance

of

sleep

hygiene.

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

15,561 visits

from employees

during 2024.

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

Moreover,

Popular

regularly

evaluates

employees’

base

compensation

to

better

compete

with

the

salaries

paid

in
similar positions

in other companies.

In 2024, we

invested more than

$13 million in

enhancing our

employees’ compensation.

Empowering Growth:

Our Commitment

to Talent

Developmen
t
We

are committed

to fostering

the continuous

development

and upskilling

of our

employees

and

believe

this

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
More than

4,100 employees

participated

in corporate

academy voluntary

courses, new

employee orientations,

health coordinator
certifications,

and manager

onboarding

courses.

These courses

offer

instructor-led

training

experiences

for employees

to learn
and

apply

critical

core

and

technical

skills.

Our

commitment

to

continuous

learning

is

further

supported

by

offering

our
employees access

to LinkedIn

Learning, which

provides an extensive

library of

over 16,000 e-learning

courses.

Our

focus

on

training

and

development

has

provided

internal

growth

opportunities

to

our

workforce.

As

a

result,

the
Corporation’s

internal mobility

rate in 2024

was 44%. This

included employees

who applied

or were selected

for vacancies,

were
promoted,

or

had

lateral

movements.

Additionally,

we

continued

strengthening

key

skills

across

accelerated

development
programs

focused

on

data

science,

analytics,

process

excellence

and

program

management.

During

2024,

we

engaged

303
participants

in such

programs,

further

advancing

the organization’s

talent.

In 2024,

Popular

also strategically

aligned

employee
performance

appraisals

with

the

company's

cultural

framework,

by

transitioning

to

evaluate

our

new

values

and

behaviors
instead

of

organizational

competencies.

This

shift

supports

the

development

of

a

culture

that

prioritizes

the

company’s

core
values and desired

behaviors.

Our

organizational

effectiveness

strategy

was

crucial

in

enhancing

organizational

development

through

targeted

initiatives.

By
implementing

activities

like

assessments,

team

integration

activities,

new manager

integration

facilitations,

and team

alignment
sessions, we

aim to cultivate

a cohesive and

adaptable workforce.
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

to

identify

high-potential

and

high-performing

managers,

providing
them with learning

opportunities

to enhance their

skills and prepare

them for senior

management positions.
Employee Experience
Popular

aims

to provide

an exceptional

employee

experience

that

inspires

our employees

to

deliver

outstanding

service

to

our
customers

and

communities.

We

recognize

the

dynamic

nature

of

our

employees’

needs

and

expectations

and

have

a robust
approach

to

measuring

and

understanding

their

journey.

Our

employee

engagement

and

experience

survey

program

includes
biannual

pulse surveys,

an annual

complete

survey,

and additional

surveys

that measure

the end-to-end

employee

journey.

We
believe

that

these

insights

contributed

to

our

ability

to

maintain

a

stable

turnover

rate

at

8.6%

as

of

the

end

of

2024.
Furthermore,

our employee

experience

efforts

are reflected

in an

employee

loyalty

score

of 81%,

which

positions

us above

the
50th percentile

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

workforce engagement

succession

planning and culture,

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
Enhanced Prudential Standards
Under

the

Dodd-Frank

Wall

Street

Reform

and

Consumer

Protection

Act

(the

“Dodd-Frank

Act”),

as

modified

by

the
Economic

Growth,

Regulatory

Relief,

and

Consumer

Protection

Act

and

the

federal

banking

regulators’

2019

“Tailoring

Rules,”
banking

organizations are

categorized based

on status

as

a U.S.

G-SIB,

size

and four

other risk-based

indicators. Among

bank
holding companies with $100

billion or more in

total consolidated assets, the

most stringent standards apply

to U.S. G-SIBs,

which
are subject to Category I standards and the

least stringent standards apply to Category IV organizations, which have between $100 billion and $250 billion in total consolidated assets and less than $75 billion in all four other risk-based indicators and which are also
not U.S. G-SIBs. Bank holding companies with total consolidated assets of $50 billion or more are subject to risk committee and risk management requirements. As of December 31, 2024,

Popular had total consolidated assets of $73.0 billion.
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

the bank’s capital stock and

surplus or the aggregate amount of

the bank’s covered transactions with
all non-bank affiliates would exceed 20%

of the bank’s capital stock and

surplus. In addition, any transaction between BPPR

or PB,
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

2024,

the

FDIC

finalized

amendments

to

the

resolution

planning
requirements for insured depository institutions with

$50 billion or more in

total assets. The amendments require insured

depository
institutions with

between $50

billion and $100

billion in

assets to submit

informational filings on

a three-year cycle,

with an

interim
supplement updating key information submitted in the off years. These amendments became effective October 1, 2024, and BPPR’s
first submission under the new rule is due by

April 1, 2026.
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

prohibit those holding

companies from entering

into derivatives

and
certain other financial contracts with third parties.

As of December 31, 2024, Popular,

PNA, BPPR and PB’s total assets were

below the thresholds for applicability of these
rules, except that

BPPR is subject

to the FDIC’s

resolution planning requirements

applicable to insured

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
As of December 31, 2024, BPPR and

PB had a DIF average total asset

less average tangible equity assessment base of
approximately $67 billion.
On

November 16,

2023,

the

FDIC finalized

a

rule

that

imposes

a special

assessment to

recover the

costs to

the

DIF
resulting

from

the

FDIC’s

use,

in

March

2023,

of

the systemic

risk

exception to

the

least-cost resolution

test

under the

FDIA

in
connection with the

receiverships of Silicon

Valley Bank

and Signature Bank.

The FDIC estimated

in approving the

rule that those
assessed losses

total approximately $16.3

billion. The

rule provides

that this

loss estimate

will be

periodically adjusted, which

will
affect

the

amount

of

the

special assessment.

Under the

rule, the

assessment

base

is

the

estimated uninsured

deposits that

an
insured depository

institution reported

in its

Consolidated Reports of

Condition and Income

(“Call Report”)

at December

31, 2022,
excluding the

first

$5 billion

in estimated

uninsured deposits.

For a

holding company

that

has more

than one

insured depository
institution

subsidiary,

such

as

Popular,

the

$5

billion

exclusion

is

allocated

among

the

company’s

insured

depository

institution
subsidiaries

in

proportion

to

each

insured

depository

institution’s

estimated

uninsured

deposits.

The

special

assessments

are
collected at an

annual rate of

approximately 13.4 basis points

per year (3.36

basis points per

quarter) over eight quarters,

with the
first assessment period having begun

January 1, 2024. Because the

estimated loss pursuant to the

systemic risk determination will
be periodically adjusted,

the FDIC retains

the ability to

cease collection early,

extend the special

assessment collection period

and
impose a

final shortfall

special assessment

on a

one-time basis.

In June

2024, due

to the

increase in

the estimate

of losses,

the
FDIC announced that it

projects that the special assessment will

be collected for an additional

two quarters beyond the initial

eight-
quarter collection period, at a lower rate.
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

as the
“leverage ratio”).
The Capital Rules also impose

a “capital conservation buffer,”

composed entirely of CET1, on top

of these minimum risk-
weighted

asset

ratios. The

capital

conservation

buffer

is

designed

to

absorb

losses

during

periods

of

economic stress.

Banking
institutions

with

a

ratio

of

CET1

to

risk-weighted

assets

above

the

minimum

but

below

the

capital

conservation

buffer

will

face
constraints on

dividends, equity repurchases

and compensation based

on the

amount of

the shortfall and

eligible retained

income
(that is, four

quarter trailing net income, net

of distributions and tax effects

not reflected in net

income). Popular, BPPR

and PB are
therefore required to maintain such additional capital

conservation buffer of 2.5% of CET1,

effectively resulting in minimum ratios of
(i) CET1

to risk-weighted

assets of

at least

7%, (ii)

Tier

1 capital

to risk-weighted

assets of

at least

8.5%, and

(iii) Total

capital to
risk-weighted assets of at least 10.5%.
Pursuant

to

the

Capital

Rules,

the

effects

of

certain

accumulated other

comprehensive income

or

loss

(“AOCI”)

items
included in stockholders’ equity

(for example, marks-to-market of securities

held in the available

for sale portfolio) are

not excluded
from

regulatory

capital

ratios;

however,

banking

organizations

that

are

not

subject

to

Categories

I

or

II

standards

under

the
framework for

banking organizations

with $100

billion or

more in

assets, including

Popular,

BPPR and

PB, may

make a

one-time
permanent election to continue to

exclude these items. Popular,

BPPR and PB have

made this election in order

to avoid significant
variations in

the level

of capital

depending upon

the impact

of interest

rate fluctuations

on the

fair value

of their

available for

sale
securities portfolios.

On July

27, 2023,

the federal

banking regulators

proposed revisions

to the

Capital Rules

to implement

the
Basel Committee’s 2017 standards, described

below, and make

other changes to the

Capital Rules, including the ability

of banking
organizations in Categories III and IV to elect not to recognize most elements of AOCI in regulatory capital. The proposal introduces revised credit risk, equity risk, operational risk, credit valuation adjustment risk and market risk requirements, among other changes.
However, the

revised capital requirements

of the

proposed rule would

not apply

to Popular,

BPPR, or

PB because

they have

less
than $100 billion in total consolidated assets and trading

assets and liabilities below the threshold for market risk requirements. The
Federal Reserve has indicated that it expects

to work with the other federal banking regulators

on a revised proposal in 2025.
The

Capital

Rules

preclude certain

hybrid

securities, such

as

trust

preferred

securities, from

inclusion

in

bank

holding
companies’ Tier 1 capital. Trust preferred securities no

longer included in Popular’s Tier 1 capital may nonetheless be included as a component of

Tier 2 capital.

Popular has

not issued

any trust

preferred securities since

May 19,

2010. As

of December

31, 2024,
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
In

December 2017,

the Basel

Committee published

standards that

it

described as

the finalization

of the

Basel III

post-
crisis regulatory

reforms. Among other

things, these

standards revise

the Basel

Committee’s standardized approach

for credit

risk
(including

by

recalibrating

risk

weights

and

introducing

new

capital

requirements

for

certain

“unconditionally

cancellable
commitments,” such

as

unused credit

card

lines of

credit) and

provide

a new

standardized approach

for operational

risk capital.

Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to Category I and Category II banking organizations and not to Popular, BPPR and PB.
In

December

2018,

the

federal

banking

agencies

approved

a

final

rule

modifying

their

regulatory

capital

rules

and
providing an

option to

phase in

over a

period of

three years

the day-one

regulatory capital

effects of

the Current

Expected Credit
Loss (“CECL”) model

of ASU 2016-13.

The final

rule also revised

the agencies’

other rules to

reflect the update

to the

accounting
standards. Popular has availed itself

of the option to

phase in over a period

of three years the

day one effects on

regulatory capital
from the

adoption of

CECL. In

2020, federal

bank regulators

adopted a

rule that

allowed banking

organizations to

elect to

delay
temporarily

the

estimated

effects

of

adopting

CECL

on

regulatory

capital

until

January

2022

and

subsequently

to

phase

in

the
effects

through January

2025. Our

2024

regulatory capital

ratios reflect

this election

to

phase in

the effects

of

CECL, but

future
regulatory capital ratios will include the full impact

from CECL now that the phase-in period has ended.
Refer to

the Consolidated

Financial Statements

in this

Form 10-K.,

Note 20

and Table

10 of

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
Significantly

undercapitalized

depository

institutions

may

be

subject

to

a

number

of

requirements

and

restrictions,
including orders to

sell sufficient voting

stock to become

adequately capitalized, requirements to

reduce total assets

and cessation
of receipt

of deposits

from correspondent

banks. Critically

undercapitalized depository

institutions are

subject to

appointment of

a
receiver or conservator.

The capital-based prompt

corrective action provisions

of the FDIA

apply to

the FDIC-insured depository

institutions such
as

BPPR

and

PB,

but

they

are

not

directly

applicable

to

holding

companies

such

as

Popular

and

PNA,

which

control

such
institutions. As of December 31, 2024,

both BPPR and PB met the quantitative requirements

for ‘well capitalized’ status.
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

considering those

years’ dividend

activity,

less any

required transfers to

surplus or

to a

fund for

the retirement

of any
preferred stock. During the year

ended December 31, 2024, BPPR declared

cash dividends of $600

million, a portion of

which was
used by Popular for the payments of the cash dividends on its outstanding common stock. At December 31, 2024, BPPR needed to obtain prior approval of the Federal Reserve Board before declaring a dividend in excess of $318 million due to its

retained income,
declared dividend activity and transfers to statutory reserves over the three year’s ended December 31, 2024. In addition, a member
bank may

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

2024, PB

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

the
laws

of the

Commonwealth of

Puerto Rico

are subject

to

a withholding

tax

of 10%

instead of

the 30%

applied to

other “foreign”
corporations. Accordingly, dividends from current or accumulated earnings and profits paid by PNA to Popular, Inc. sourced from the
U.S. operations of PB are subject to a 10% tax withholding. A corporation organized under the laws of the Commonwealth of Puerto
Rico that is engaged in a U.S. trade or business is generally subject to a branch profits tax of 30% on its earnings and profits for the
taxable year that are “effectively connected” with

such U.S. trade or business, adjusted as

provided by U.S. federal income tax law.
Accordingly,

to

the extent

BPPR’s

U.S. operations

generate effectively

connected earnings

and profits

that

are not

reinvested in
such U.S. operations

(and that are

not otherwise adjusted

as provided by

U.S. federal income tax

law), such effectively

connected
earnings and profits will generally be subject

to a branch profits tax of 30%.

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

that

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

BPPR and PB. The effective date of the final rule was

April 1, 2024; however, banks
are not

required to begin

complying with certain

provisions of the

final rule

until January 1,

2026, with data

reporting requirements
becoming

applicable

on

January

1,

2027.

The

final

rule

has

been

challenged

in

federal

court

and

is

currently

stayed

as

to

the
plaintiff trade associations while the court considers the

validity of the rule.
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
On October 22, 2024, the CFPB finalized a new rule to implement Section 1033 of the Consumer Financial Protection Act
that

requires

a

provider

of

payment

accounts

or

products,

such

as

a

bank,

to

make

data

available

to

consumers

upon

request
regarding the

products or

services they

obtain from

the provider.

Any such

data provider

also has

to make

such data

available to
third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance

and security
standards,

for

the

purpose

of

such

third

parties

providing

the

consumer

with

financial

products

or

services

requested

by

the
consumer. Data required to be made available under the rule includes transaction information, account balance, account and routing numbers,

terms

and

conditions,

upcoming

bill

information,

and

certain

account

verification

data.

The

rule

is

intended

to

give
consumers

control

over

their

financial

data,

including

with

whom

it

is

shared,

and

encourage

competition

in

the

provision

of
consumer financial

products or

services. For

banks with

at least

$10 billion

and less

than $250

billion in

total assets,

compliance
with the rule’s requirements is required beginning on

April 1, 2027.

On December 12, 2024, the

CFPB finalized a rule that

significantly reforms the regulatory framework governing

overdraft
practices applicable

to banks

such as

BPPR and

PB that

have more

than $10

billion in

assets. The

rule has

an effective

date of
October

1,

2025.

The

rule

modifies

or

eliminates

several

long-standing

exclusions

from

requirements

generally

applicable

to
consumer credit

that previously

exempted certain

overdraft practices.

The rule

also generally

requires banks

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
cannot

be

paid

out,

withdrawn, set

off

or

transferred

in

any

manner without

a

license

from

OFAC.

Failure

to

comply

with these
sanctions

could

have

serious

legal

and

reputational

consequences,

including

denial

by

federal

regulators

of

proposed

merger,
acquisition, restructuring, or other expansionary activity.
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
The federal banking regulators have also issued guidance and rules regarding cybersecurity that are intended to enhance cyber risk management standards among financial institutions. A financial institution is expected to establish lines of defense and to
maintain risk management processes that are designed to address the risk posed by compromised customer credentials. A financial institution’s

management

is

expected

to

maintain

sufficient

business

continuity

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
See

“Puerto

Rico

Regulation”

below

for

a

description

of

legislations

and

regulations

on

information

privacy

and
cybersecurity in Puerto Rico.
Climate-Related and ESG Developments
In

recent

years,

federal,

state

and

international

lawmakers

and

regulators

have

increased

their

focus

on

financial
institutions’

and

other

companies’

risk

oversight,

disclosures

and

practices

in

connection

with

climate

change

and

other
environmental, social and

governance (“ESG”) matters.

For example,

on October

24, 2023, the

Federal Reserve, FDIC,

and OCC
finalized

interagency

guidance

on

principles

for

climate-related

financial

risk

management

applicable

to

regulated

financial
institutions with more

than $100 billion

in total consolidated

assets. The principles

are intended to

support efforts by

large financial
institutions to

focus on key

aspects of climate-related

financial risk management

and cover six

areas: (1)

governance; (2) policies,
procedures,

and

limits; (3)

strategic planning;

(4)

risk

management; (5)

data,

risk measurement,

and reporting;

and

(6)

scenario
analysis.

On

December

21,

2022,

the

NYSDFS

proposed

guidance

on

climate-related

financial

risk

management

applicable

to
NYSDFS-regulated banking

and mortgage

organizations, including

PB.

The

proposed guidance

would address

material financial
risks related to

climate change faced

by these organizations in

the context of

risk assessment, risk management,

and risk appetite
setting. California recently enacted climate-related disclosure laws requiring certain companies doing business in California to make certain climate-related disclosures, including but not limited to greenhouse gas emissions data and climate-related risks. In addition, certain states have

enacted, or have

proposed to enact,

“anti-ESG” statutes, regulations or

policies, including statutes that

prohibit
financial

institutions from

denying or

canceling products

or

services

to

a

person, or

otherwise discriminating

against a

person in
making available products or services, on the basis

of social credit scores and certain other factors.

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
Section 27

of the

Banking Law

requires that

at

least ten

percent (10%)

of the

yearly net

income of

BPPR be

credited
annually to a reserve

fund. The apportionment must be

done every year until the

reserve fund is equal to

the total of paid-in

capital
on common and preferred stock. During 2024, $52.8

million was transferred to the statutory reserve

account.
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
Commissioner

may

exempt

said

branch

or

branches

from

the

reserve

requirements

of

Section

16.

Pursuant

to

an

order

of

the
Federal

Reserve

Board

dated

November

24,

1982,

BPPR

has

been

exempted

from

the

reserve

requirements

of

the

Federal
Reserve

System

with

respect

to

deposits

payable

in

Puerto

Rico.

Accordingly,

BPPR

is

subject

to

the

reserve

requirement
prescribed by the Banking Law. During 2024, BPPR was in compliance with the statutory reserve requirement.
Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an
aggregate amount of

fifteen percent (15%)

of the paid-in

capital and reserve fund

of the bank.

As of December

31, 2024, the

legal
lending limit

for BPPR

under this

provision was

approximately $349

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

2024,

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

2024
Puerto

Rico

enacted the

Cybersecurity Act

of

the

Commonwealth of

Puerto

Rico,

which

establishes cybersecurity

standards for
government entities

and their

contractors, including

certain reporting

and certification

obligations. As

a depositary

of government
funds, BPPR

could be

considered a

“contractor” under

the statute;

however,

the Puerto

Rico Innovation

and Technology

Service
has

not

yet

adopted

implementing

regulation

which

we

expect

to

address

applicability

and

any

exceptions

to

the

statute’s
requirements.

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

monetary,

trade

and

fiscal

policies,

public

policy,
geopolitical conflicts, business and consumer sentiment

and unemployment. A significant portion of

our business is concentrated in
Puerto Rico, which

accounted for approximately 77% of

our assets and 80%

of our deposits

as of December 31,

2024 and 79%

of
our

revenues

for

the

year

ended

December

31,

2024.

As

a

result,

our

financial

condition

and

results

of

operations

are

highly
dependent

on

the

general

trends

of

the

Puerto

Rico

economy

and

other

conditions

affecting

Puerto

Rico

consumers

and
businesses. The

concentration of

our operations

in Puerto

Rico exposes

us to

greater risks

than other

banking companies

with a
wider geographic base.
Puerto Rico

has faced significant

economic and fiscal

challenges in the

past, including a

severe recession that

began in
2007 and

persisted for

over a

decade and

an acute

fiscal crisis

that led

the Puerto

Rico government

to file

for a

form

of federal
bankruptcy protection

in 2017.

Puerto Rico’s

fiscal and

economic challenges

have in

the past

adversely affected

our customers,
resulting

in

higher

delinquencies,

charge-offs

and

increased

losses

for

us.

While

Puerto

Rico’s

economy

has

been

gradually
recovering

and

the

Puerto

Rico

government

emerged from

bankruptcy

in

2022,

Puerto

Rico

still

faces

significant

economic

and
fiscal challenges.

Puerto Rico’s

economy is

closely tied

to the

U.S. economy,

as well

as

highly reliant

on U.S.

public policy

and funding
decisions. Puerto Rico

has historically received

significant federal support

for a

wide range of

government programs and

services,
including healthcare, education,

infrastructure and social

assistance programs. More

recently, Puerto

Rico has

received significant
federal stimulus,

disaster relief and

reconstruction funding, which

has served as

a major

driver of

economic activity.

Reductions in
federal

funding

for

Puerto

Rico

or

delays

in

disbursements

could

significantly

impact

Puerto

Rico’s

economy

and

hinder
reconstruction efforts, including the restoration

and improvement of critical infrastructure. The

Trump Administration is conducting

a
review

of

federal

funding,

and

we

believe

that

the

amount

of

federal

funding

to

programs

that

have

benefited

the

Puerto

Rico
economy could

be reduced,

perhaps significantly.

Beyond direct

funding, broader

shifts in

U.S. policy,

such as

changes to

tax or
trade policies,

and shifts

in policies

of

other governments

in response,

could also

adversely impact

the Puerto

Rico economy.

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

New York

and Florida, as

well as to

the state of

the global and

U.S. economy and

financial markets. Evolving

geopolitical
tensions, the introduction

or escalation of tariffs,

inflationary pressures and other

political or economic shifts

may lead to

increased
market volatility

and disruption.

These factors

could, in

turn, adversely

impact our

business, financial condition,

liquidity,

results of
operations or capital position.
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

Interest
rates are

highly sensitive

to many

factors over

which we

have no

control and

which we

may not

be able

to anticipate

adequately,
including general

economic conditions

and the

monetary and

tax policies

of various

governmental bodies,

particularly the

Federal
Reserve Board.

Changes in

these policies,

including changes

in interest

rates, impact

various aspects

of our

business, including
loan originations,

the speed

of prepayments,

loan delinquencies,

the value

of our

investments, the

rates we

receive on

our loans
and investment

securities, our

ability to

maintain and

generate deposits

and the

rates we

pay on

our deposits

and other

funding
sources. The

effects of

these changes

may be

amplified if

we are

unable to

effectively manage

the sensitivity

of our

assets and
liabilities to market interest rate changes.

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

$1.3

billion

as

of

December

31,

2024,

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

At December

31, 2024,

our exposure

to the

Puerto Rico

government consisted

of $336

million in

direct lending
exposure to Puerto

Rico municipalities and

$220 million in

loans insured or

securities issued by

Puerto Rico governmental

entities
but for which the principal

source of repayment is non-governmental.

and indirect lending exposure to the

Puerto Rico government
in the

form of

loans to

private borrowers

who are

service providers,

lessors, suppliers

or have

other relationships

with the

Puerto
Rico government. While the overall fiscal situation of the Puerto

Rico government has improved in recent years, including

as a result
of

the

government

and

certain

of

its

instrumentalities

having

restructured

their

debt

obligations,

some

Puerto

Rico

government
entities, including certain municipalities, still face significant fiscal challenges.

A deterioration in the fiscal situation of the Puerto Rico
government and its

instrumentalities, and in

particular the fiscal

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

of operations.
As of

December 31,

2024, approximately

55% of

our loan

portfolio consisted

of loans

secured by

real estate

collateral
(comprised of 29% in commercial loans, 22% in residential

mortgage loans and 3% in construction loans). The

value of the collateral
securing such loans is dependent upon economic conditions in the area in which the collateral is located. Weakness in the economy of some of the

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

We
seek to

minimize repurchases and

losses from defective

loans by correcting

flaws, if possible,

and selling or

re-selling such loans.
However,

if

we

were

to

suffer

significant

losses

from

defective

and

repurchased

loans,

our

results

of

operations

and

financial
condition could be materially impacted.
If we are

unable to maintain

or grow our

deposits, we may

be subject to

paying higher funding costs

and our net

interest
income may decrease.

We rely primarily on bank deposits as a low cost and

stable source of funding for our lending and

investment activities and
the operation of

our business. Therefore, our

funding costs are largely

dependent on our ability

to maintain and

grow our deposits.
As

our

competitors

have

raised

the

interest

rates

they

pay

on

deposits,

our

funding

costs

have

increased,

as

we

have

had

to
increase the

rates we

pay to

our depositors

to avoid

losing deposits and

to procure

new ones.

Rising interest

rates have

also led
customers to move their funds to alternative investments that pay higher interest rates.

Additionally, periods of market stress or lack
of market

or customer

confidence in

financial institutions

may result

in a

loss of

customer deposits,

especially to

the extent

those
deposits are in

excess of the

FDIC-insured limit of

$250,000. As of

December 31, 2024,

we had $13

billion of total

deposits (other
than collateralized

public funds,

which represent

public deposit

balances from

governmental entities

in the

U.S. and

its territories,
including Puerto Rico

and the

United States Virgin

Islands, that are

collateralized based on

such jurisdictions’

applicable collateral
requirements) in excess of the FDIC-insured limit. If deposits decrease, we may need to rely on more expensive sources of funding, which

would

negatively

impact

our

interest

rate

margin

and

net

interest

income.

In

addition,

a

reduction

in

our

deposits

would
decrease our earning assets, which would also

negatively affect our net interest income.
We have a significant amount of deposits from the Puerto

Rico government, its instrumentalities and municipalities ($19.5 billion,

or

approximately 30%

of

our

total

deposits, as

of

December 31,

2024),

and

the

amount

of

these

deposits may

fluctuate
depending on the financial condition and liquidity of these entities, as well as on our ability to maintain these customer relationships.
Under the terms

of BPPR’s deposit

pricing agreement with the

Puerto Rico government, most

public fund deposit rates

are market
linked with

a lag

minus a specified

spread.

Therefore, as market

rates rise, we

are required to

sequentially increase the

rates we
pay

our public

deposits. If

the mix

of our

deposits shifts

towards a

higher proportion

of

higher-cost deposits

for

any reason,

our
funding costs would increase and our net interest

income would be expected to decrease.

OPERATIONAL RISKS
We

and our

third-party providers

have been,

and expect

in the

future to

continue to

be, subject

to cyber-attacks,

which
could cause substantial harm and have an adverse

effect on our business and results of operations.
Cybersecurity

risks

for

large

financial

institutions

such

as

Popular

have

increased

significantly

in

recent

years

in

part
because

of

the

proliferation

of

new

technologies,

such

as

mobile

banking,

cloud

hosting,

artificial

intelligence

and

the

ability

to
conduct instant

financial transactions

anywhere globally,

as well

as due

to geopolitical

conflicts and

the increased

sophistication
and

activities

of

organized

crime,

hackers,

terrorists,

nation-states,

hacktivists

and

other

parties.

The

risk

of

cyber-attacks

is
expected to increase with the evolution and emergence

of new technologies such as artificial intelligence

and quantum computing.

In

the

ordinary

course

of

business,

we

rely

on

electronic

communications

and

information

systems

to

conduct

our
operations

and

to

transmit

and

store

sensitive

data.

Notwithstanding

our

defensive

measures

and

the

significant

resources

we
devote to protecting the security of our systems, there

is no assurance that all of our security measures

will be effective at all times,
especially

as

the

threats

from

cyber-attacks

are

continuous

and

severe.

The

risk

of

a

security

breach

due

to

a

cyber-attack

is
expected to increase as we

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
and

the

exploitation

of

software

zero-day

vulnerabilities

that

might

result

in

disruption

of

services,

in

the

exposure

or

loss

of
customer or proprietary data, and

significant financial loss. Loss from

e-fraud occurs when cybercriminals compromise our systems
or the

systems of

our customers

and extract

funds from

customer’s credit

cards or

bank accounts,

including through

brute force,
password spraying and

credential stuffing attacks

directed at gaining

unauthorized access to

individual accounts. Denial-of-service
attacks intentionally

disrupt the

ability of

legitimate users,

including customers

and employees,

to access

networks, websites

and
online resources. Computer intrusion attempts,

either direct or through social

engineering (pretext calls), supply chain

compromise,
email,

text

or

voice

messages,

including

using

brand

impersonation

(regularly

referred

to

as

phishing,

vishing,

smishing

and
quishing), have

resulted in

and may

continue to

result in

the compromise

of sensitive

customer data,

such as

account numbers,
credit

cards

and

social

security

numbers,

and

could

present

significant

reputational,

legal

and

regulatory

costs

to

Popular

if
successful.

Our

customer-facing

platforms

are

also

routinely

attacked

by

threat

actors

aiming

to

gain

unauthorized

access

to

our
clients’

accounts.

Although

we

have

implemented

defensive

measures

designed

to

protect

against

such

attacks,

there

is

no
assurance that

these

defensive measures

will keep

pace with

threats that

are continuous

and

growing in

severity.

For example,
certain customers have been affected by brute force attacks on one of our platforms, which resulted in certain of our customers log-
in

credentials

and

information

being

exposed

and

accounts

being

taken

over,

resulting

in

fraudulent

transfers

or

withdrawals.

Popular

customers have

also

been impacted

by card

skimming

events in

our

ATM

terminals. As

a result,

we have

notified, and
conducted

additional

remediation

for,

customers

identified

as

affected

by

these

incidents.

Cyber-security

risks

have

also

been
recently exacerbated

by the

discovery of

zero-day vulnerabilities

in widely

distributed third

party software,

which have

in the

past
affected and in the future could affect Popular’s or any

of its service provider’s systems, as further

detailed below.
The

increased

use

of

remote

access

and

third-party

video

conferencing

solutions

to

enable

work-from-home
arrangements for employees and facilitate

the use of digital

channels by our customers,

has also increased our

exposure to cyber-
attacks, including through the use of deep fakes and brand impersonation.

In addition, a third party could misappropriate confidential information obtained

by intercepting

signals or

communications from

mobile devices

used by

Popular’s customers

or employees.
Recent

geopolitical conflicts

have also

exacerbated the

risks related

to

supply-chain compromises

and de-stabilizing

activities of
nation-state

sponsored

actors.

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

Popular

or

that

of

our

clients,

customers,

counterparties

or

employees,

or

damage

to

computers

or
systems used

by us

or by

our clients,

customers and

counterparties, and

could result

in violations of

applicable privacy

and other
laws,

financial

loss

to

us

or

to

our

customers,

increased

regulatory

scrutiny

and

enforcement

actions,

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
to

contain

and

remediate

the

potential

harm

caused

by

the

cyber-attack,

and

certain

errors

or

actions

could

be

repeated

or
compounded before they are

discovered and remediated. Cyber-attacks could

also cause interruptions in our

operations and result
in the incurrence of significant costs, including those related to forensic analysis and legal counsel.

We also

rely on

third parties

for the

performance of

a significant

portion of

our information

technology functions and

the
provision of information security,

technology and business process services. As a result, a

successful compromise or circumvention
of

the security

of

the systems

of these

third-party service

providers could

have serious

negative consequences

for us,

including
compromise

of

our

systems,

misappropriation of

our

confidential

information

or

that

of

our

clients,

customers,

counterparties

or
employees, or

other negative

implications identified

above with

respect to

a cyber-attack

on our

systems. The

most important

of
these

third-party service

providers for

us

is

Evertec. As

a result,

we

depend on

Evertec to

identify and

remediate certain

of

our
cybersecurity vulnerabilities. Cyber-attacks at third-party service providers are also becoming increasingly common, and,

as a result,
cybersecurity risks relating to our vendors, including Evertec have increased.

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

customers’

data

was
compromised

in

a

data

breach

incident

that

impacted

MOVEit,

the

third-party

file

transfer

platform

used

by

one

of

our

service
providers. In both instances, Popular notified,

as required or otherwise deemed appropriate, customers identified as affected by the
incident. Furthermore,

during 2024,

threat actors

exploited a

zero-day vulnerability

in the

Fortinet enterprise

management server
software

used

by

Evertec,

which

migrated

to

one

of

Popular's

domain

controllers

due

to

a

shared

network

environment.

While
Evertec determined that

no BPPR customer

information was exfiltrated

as a result

of this incident,

the event

underscores the risks
inherent

in

Popular’s

dependency

on

Evertec.

Although

these

incidents

did

not

have

a

material

effect

on

Popular,

including

its
business

strategy,

results

of

operations

or

financial

condition,

and

our

third-party

service

providers

agreed

to

cover

external
remediation

costs

associated

therewith,

a

compromise

of

Popular

information

or

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

we also

expect to

expend significant

additional resources

to continue

to modify

or
enhance

our

layers

of

defense

or

to

investigate

and

remediate

additional

information

security

vulnerabilities

or

incidents.

The
obsolescence

in

our

hardware

or

software

limits

our

ability

to

mitigate

vulnerabilities.

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
actors.

Moreover,

our

efforts

to

timely

mitigate

vulnerabilities

and

manage

such

risks,

given

the

rise

in

number

and

urgency

of
required patches and third-party software, as well as

the obsolescence in some of our hardware and

software, may impact our day-
to-day operations, the availability of our systems and

delay the deployment of technology enhancements

and innovation.

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

southwest area of

Puerto Rico,

adversely affecting our

customers in

that region. Other

types of

unforeseen or
catastrophic events, including

pandemics, epidemics, man-made

disasters, or acts

of violence or

war, or

the fear that

such events
could occur

in the

future, could

also adversely

impact our

operations and

financial results.

For example,

in 2020,

the COVID-19
pandemic

severely

impacted

global

health,

financial

markets,

consumer

spending

and

global

economic

conditions,

and

caused
significant disruption to businesses

worldwide, including our business

and those of

our customers, service providers

and suppliers.
Future unforeseen or catastrophic events, and actions taken by governmental authorities and other third parties in response to such events, could

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
we

are

particularly

exposed

to

the

operational

risks

of

Evertec,

including

those

related

to

its

security

architecture

and

potential
breakdowns or failures of Evertec’s systems or internal

controls environment.

Over the

course of our

relationship with Evertec,

we have experienced

interruptions and delays

in key

services provided
by Evertec, as well as cyber events, as a result of system breakdowns, their exposure to zero-day vulnerabilities, misconfigurations, human

error,

application

obsolescence

and

dependency

on

shared

infrastructure

components

and

shared

environments,

which
have in certain cases also

led to exposure of Popular information

and BPPR customer information. In particular,

the current level of
obsolescence in the hardware and

software used by Evertec

to service us exposes

us to heightened operational and

cybersecurity
risks, including system outages.

Our ability to cure

legacy obsolescence in the

hardware and software we

procure from Evertec, to
expand

our

oversight

over

security

services

being

provided

by

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

While

we

select

third-party vendors

carefully

and

have

increased our

oversight

of

these

relationships, our

oversight is
constrained by

the level

of our

ongoing visibility into

our vendor’s systems

and operations, and

we do not

have direct control

over
their actions, assets

or services. Any

problems caused by

these vendors, including

those resulting from

disruptions in the

services
provided, vulnerabilities

in or

breaches of

the vendor’s

systems or

environments, failure

of the

vendor to

handle current

or higher
volumes, failure of the vendor to provide services for any reason or poor performance of services, failure of the vendor to notify us of
a

reportable

event

in

a

timely

manner,

our

vendors’

misuse

of

artificial

intelligence

and

other

automatic

decision

making
technologies,

could

adversely

affect

our

ability

to

deliver

products

and

services

to

our

customers

and

otherwise

conduct

our
business, disrupt

our operations,

result in

potential liability

to clients

and customers,

result in

the imposition

of fines,

penalties or
judgments by

our regulators,

lead to

exposure of

our information

or that

of our

customers or

harm to

our reputation,

any of

which
could materially and adversely affect us. The inability of our third-party service providers to timely address cybersecurity threats may
further

exacerbate these

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
Evertec, will be lengthy and complex.
Switching from

one vendor

of core

bank processing

and related

technology and

security services

to

one

or more

new
vendors

is

a

complex

process

that

carries

business

and

financial

risks.

The

implementation

cycle

for

such

a

transition

can

be
lengthy and

require significant

financial and

management resources

from us.

Such a

transition can

also increase

costs (including

conversion costs)

and expose

us and

our clients

to business

disruption, as

well as

operational and

cybersecurity risks.

Upon the
transition of all

or a portion

of existing services

provided by Evertec to

new financial services technology

providers, either (i)

at the
end of the term of the Second Amended and Restated

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
and competent manner,

as well as to

retain experienced personnel to provide

the services. Furthermore, we may

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

These laws and regulations have expanded

significantly over an extended period
of time and are primarily intended for the protection

of consumers, borrowers and depositors. Compliance

with these laws and
regulations has resulted, and will continue to

result, in significant costs. Additionally, the new federal administration is pursuing

a
regulatory agenda significantly different from that of the

previous administration, including the possible

reversal of rules promulgated
under the past administration and shifts in rulemaking,

supervision, examination and enforcement priorities.

The implementation of
that agenda is happening rapidly and is constantly

evolving. The potential impact of any such changes

cannot be predicted at this
time.
Additional

laws

and

regulations

may

be

enacted

or

adopted

in

the

future,

and

the

application,

interpretation

or
enforcement

of

laws

and

regulations

may

in

the

future

be

changed

(including

through

executive

orders),

in

ways

that

could
significantly affect

our powers,

authority and

operations and

which could

have a

material adverse

effect on

our financial

condition
and

results

of

operations. In

particular,

we

could

be

adversely impacted

by

changes

in

laws

and

regulations,

or changes

in

the
application, interpretation

or enforcement

of laws

and regulations,

that proscribe

or institute

more stringent

restrictions on

certain
financial

services

activities, impose

monetary fines

or

other

penalties on

institutions that

fail

to

comply

with

applicable laws

and
regulations, or

impose new

requirements relating

to the

impact of

business activities

on ESG

concerns, the

management of

risks
associated

with

those

concerns

and

the

extent

to

which

ESG-related

objectives

are

taken

into

account

in

financing

and

other
business activities and decision-making, such as

the offering of products intended

to achieve ESG-related objectives. For example,
certain

states

have

enacted,

or

have

proposed

to

enact,

statutes

that

prohibit

financial

institutions

from

denying

or

canceling
products or services to a person, or otherwise discriminating against a person in making available products or services, on the basis of social

credit scores

and certain

other factors.

In addition,

new laws

or regulations

could require

significant system

and process
changes that require systems upgrades and could limit our ability to meet adoption timeframes or pursue our innovation roadmap. If
we do

not appropriately

comply with

current or

future laws

or regulations,

adapt to

the changing

interpretation of

existing laws

or
regulations,

or

if

we

fail

to

meet

supervisory

expectations,

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

Higher capital requirements or new long-term debt requirements could
increase interest

and noninterest

expense for

banking organizations

subject to

those requirements.

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

These proposals

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
in the

future result, in

judgments, settlements, fines,

enforcement actions, penalties

or other sanctions

adverse to the

Corporation,
which could materially and adversely affect the Corporation’s business, financial condition, results of operations or capital position or
cause serious reputational harm. Any such settlements or orders that we enter into, or that regulatory authorities impose

on us could
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
special assessment

amount and collection

period may change

as the

estimated cost

is periodically adjusted

or if

the total

amount
collected varies.

For example,

in June

2024, due

to an

increased estimate of

losses, the

FDIC announced that

it projects

that the
special assessment will be collected for an additional

two quarters beyond the initial eight-quarter

collection period, at a lower rate.
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

The resolution of pending litigation and regulatory proceedings, if unfavorable to us, could have material adverse financial effects or cause us significant reputational

harm, which, in turn, could seriously harm

our business prospects.
We

face

legal

risks

in

our

businesses,

and

the

volume

of

claims

and

amount

of

damages

and

penalties

claimed

in
litigation and regulatory proceedings against financial institutions remains high. We are involved

in a number of litigation,

arbitration
and regulatory proceedings

in the

ordinary course of

our business. Substantial

legal liability or

significant regulatory action

against
us could have material

adverse financial effects or cause significant

reputational harm to us or

other adverse consequences, which
in turn could seriously harm our business prospects. For further information relating to our legal risk, see Note 24 - “Commitments &
Contingencies”, to the Consolidated Financial Statements

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

December 31, 2024,

we had $13

billion of total

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

FHLBNY to maintain access to borrowings. Both BPPR

and PB
have secured borrowing facilities with the FHLBNY and

could borrow up to $3.2 billion

and $1.5 billion respectively as of

December
31,

2024,

of

which

$0.1

billion

and

$0.4

billion respectively

were used.

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

$23.9 million

on

December 31,

2024.

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
exposure

to

potential

asset

quality

issues

of

the

target

company,

potential

disruption

to

our

business,

the

possible

loss

of

key
employees and customers of

the target company,

and difficulty in

estimating the value of

the target company.

If we pay

a premium
over book or

market value in

connection with an

acquisition, some dilution of

our tangible book

value and net

income per common
share may occur.

Furthermore, failure to

realize the expected

revenue increases, cost savings,

increases in geographic

or product

presence, or

other projected

benefits from an

acquisition could have

a material

adverse effect

on our

business, financial condition
and results of operations.
Similarly,

acquiring

loan

portfolios

involves

various

risks.

When

acquiring

loan

portfolios,

management

makes
assumptions and

judgments about

the collectability

of the

loans, including

the creditworthiness

of borrowers

and the

value of

the
real

estate and

other assets

serving

as collateral

for the

repayment of

secured loans.

In

estimating the

extent of

the losses,

we
analyze

the

loan

portfolio

based

on

historical

loss

experience,

volume

and

classification

of

loans,

volume

and

trends

in
delinquencies

and

nonaccruals,

local

economic

conditions,

and

other

pertinent

information.

If

our

assumptions

are

incorrect,
however,

our actual

losses could

be higher

than estimated

and increased

loss reserves

may be

required, which

would negatively
affect our results of operations.
Finally, certain

acquisitions by financial institutions,

including us, are

subject to approval

by a variety

of federal and

state
regulatory agencies.

Regulatory approvals

could be

delayed, impeded,

restrictively conditioned

or denied.

We may

fail to

pursue,
evaluate

or

complete

strategic

and

competitively

significant

acquisition

opportunities

as

a

result

of

our

inability,

or

perceived

or
anticipated inability,

to obtain regulatory

approvals in a

timely manner,

under reasonable conditions or

at all. Difficulties

associated
with

potential

acquisitions

that

may

result

from

these

factors

could

have

a

material

adverse

effect

on

our

business,

financial
condition and results of operations.
We

have

embarked

on

a

broad-based

multi-year,

technological

and

business

process

transformation.

The

failure

to
achieve the

goals of

the transformation project,

the inability

to maintain

expenses related

to our

transformation program
within current

estimates or

delays in

executing our

plans may

materially and

adversely affect

our business,

competitive
position, financial condition, results of operations,

or cause reputational harm.
The Corporation has embarked on

a broad-based multi-year,

technological and business process transformation. As

part
of this

transformation, we are

making significant investments

in technology,

talent and

new digital

and data

capabilities in

order to
provide our customers with more personalized and

accessible services, increase employee performance and satisfaction with more agile work processes, and generate sustainable

profitable growth and value for our shareholders.

We may

not succeed in

executing the transformation

program, may fail

to properly estimate

costs of the

same, or may

experience
delays in executing our plans, which may in turn cause the Corporation to incur costs exceeding our current estimates or disrupt our operations, including our technological services to our

customers, or fall short of our projected earnings or

expense reduction targets
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

institutions, as emerging

technologies and the

growth of
e-commerce

have

significantly

reduced

geographic

barriers.

These

technologies

have

also

made

it

easier

for

non-depositary
institutions to

offer products

and services

that were

traditionally considered

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

on deposits

or increase

deposit attrition,

which could

negatively impact

our business,

financial condition,

liquidity results

of
operations or capital position.
If we are unable to

meet constant technological changes and react quickly to

meet new industry standards, including as a
result

of our

continued dependence

on

Evertec, we

may

be unable

to enhance

our

current services

and introduce

new
products and

services in

a timely

and cost-effective

manner,

placing us

at a

competitive disadvantage

and significantly
affecting our business, financial condition, liquidity, results of operations or capital position.
To compete effectively,

we need to constantly enhance and modify our products and services and introduce new products
and

services

to

attract

and

retain

clients

or

to

match

products

and

services

offered

by

our

competitors,

including

technology
companies and other

nonbank firms that

are engaged in

providing similar products

and services. Our

ability to compete

effectively
will

depend

in

part

on

our

ability

to

react

quickly

to

meet

new

industry

standards

and

use

new

technology,

such

as

artificial

intelligence, to satisfy customer

demands, as well as

to create additional efficiencies

in our operations.

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
requirements, and,

in most

cases, such

costs are

borne by

the technology

provider.

Because of

our contractual

relationship with
Evertec, and because Popular is the

sole customer of certain of

Evertec’s services and products, we

have in the past borne

the full
cost of such developments and modifications and

may be required to do so in the future, subject

to the terms of the MSA.
Moreover,

the terms,

speed, scalability,

and functionality

of certain

of Evertec’s

technology services

are not

competitive
when compared

to offerings

from its

competitors. Evertec’s

failure to

sufficiently invest

in and

upscale its

technology and

services
infrastructure to

meet the

rapidly changing

technology demands

of our

industry may

result in

us being

unable to

meet

customer
expectations and

attract or

retain customers.

Furthermore, Evertec’s

strategy and

investments may

also be

refocused away

from
Popular

towards other

strategic initiatives.

Any such

impact could,

in turn,

reduce Popular’s

revenues, place

us

in

a competitive
disadvantage and

significantly affect

our business,

financial condition,

liquidity,

results of

operations or

capital position.

While we
have

over

time

narrowed

the

scope

of

services

which

we

are

dependent

on

Evertec

to

obtain,

in

exchange

for

releases

from
exclusivity restrictions

that

limited our

ability to

engage other

third-party

providers of

financial technology

services, we

agreed to

extensions of certain existing commercial agreements with Evertec and, as a result, have prolonged the duration of our

exposure to
the risks presented by Evertec’s

technological capabilities and its failures to

enhance its products and services

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
candidates,

especially in

the

area of

information technology,

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
OTHER RISKS
An impairment

of our

goodwill, deferred

tax assets

or amortizable

intangible assets

could adversely

affect our

financial
condition and results of operations.
As of December 31, 2024, we had approximately $803 million, $926 million and $143 million, respectively, of goodwill, net deferred tax assets and amortizable intangible assets,

including capitalized software costs, recorded on

our balance sheet.
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
For further information on other risks faced by

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

risks.
●

The

Operational

Risk

Committee (“ORCO”),

chaired

by

the

Chief Risk

Officer,

oversees

and

monitors

operational

risk
management activities

to ensure

the development

and consistent

application of

operational risk

policies, processes

and
procedures that

measure, limit

and manage

the Corporation's

operational risks

while maintaining

the effectiveness

and
efficiency

of

the

operating and

business

processes. As

part

of

its

responsibilities, ORCO

oversees business

continuity
matters, as well as operational losses stemming

from any cybersecurity or fraud events.
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

Corporation’s

information

security

program

(the

“Information

Security

Program”);

(ii)
approving the Corporation’s risk management program

and any related policies and controls;

(iii) overseeing the implementation by
the Corporation’s

management of

the Corporation’s

risk management

program and

any related

policies, procedures

and controls;
and (iv) reviewing reports regarding selected topics

such as cyber.
The Board in turn also receives briefings on cybersecurity matters and risks, including an annual presentation from the Chief
Security Officer and the CISO on the Information Security Program.
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
Meanwhile, Popular’s Cyber Security Division (the “CSD”), which is headed by the CISO and reports to the CSG, is responsible for the development of strategies, policies and programs to assess and mitigate cybersecurity risks. Members of the CSD (including the
CISO) and FORM Division report on and escalate cybersecurity, IT and privacy risks to management committees, such as the
ITCRC, ORCO and ERM Committee, and, if appropriate, to the RMC and the Board of Directors, as required under relevant policies and procedures. Lastly, the third line of defense consists of the Corporate Auditing Division, which independently provides assurance regarding the effectiveness of the risk framework and reports directly to the Audit Committee of the Board.
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
The CSD

develops the

Information Security Program,

which considers and

evaluates risks

posed by

cybersecurity threats,

events
and

activities

impacting

the

industry

and

the

Corporation.

The

Information

Security

Program

outlines

the

Corporation’s

overall
strategy and

governance to

protect the

confidentiality,

integrity and

availability of

information and

prevent access

by unauthorized
personnel, and is based on standards and controls set by the National Institute of Standards and Technology

(“NIST”), including the
NIST’s Framework for

Improving Critical Infrastructure

Cybersecurity. Popular

currently leverages the

Cyber Assessment Tool

(the
“CAT”), a tool based on NIST standards and controls developed by the Federal Financial Institutions

Examination Council (“FFIEC”),
in order to measure the

Corporation’s cybersecurity preparedness and maturity levels.

The CAT

assessment results are integrated
into

the overall

Information Security

Program evaluation.

In

2025, we

will

transition to

the Cyber

Risk Institute

(“CRI”) Profile

2.0
assessment framework, following the announcement by the FFIEC of the sunset of the CAT in

2025. The CRI Profile was produced
through public-private collaboration and is a list of assessment questions curated based on the intersection of global regulations and
cyber standards, such as the International Standards

Organization (ISO) and the NIST.

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

evolution of
threats impact

the Corporation’s

information security

controls in

order to

determine if

they require

any additional

resources,
technology or processes;
●

Discuss cybersecurity risks with law enforcement, peer

groups, industry forums and trade associations;
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

Popular’s Outsourced

Risk Management

Policy

outlines the

management of

risks

associated with

the Corporation’s

use

of third-
party service

providers, and

the CSG

assesses the

impact and

level of

cybersecurity and

privacy risk

of such

providers. Popular
performs due diligence on

third parties and monitors third

parties that have access to

its systems, data or facilities

that house such
systems or data on a

periodic basis, and based on due

diligence results, determines how often vendor assessments are performed
on such third party.

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

us.”,

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
The CSG

operates under

the direction

of the

Chief Security

Officer.

The Chief

Security Officer

has over

36 years

of experience,
including over 12 years of

professional experience in information technology and cybersecurity matters such as the oversight of the
Information

Security

Program

and

the

design

and

execution

of

the

information

security

audit

plan

of

the

Corporation.

She

is

a
Certified Public Accountant that also holds a Juris Doctor degree and FINRA administered

Series 7 and Series 27 certifications. She
holds the title

of Executive Vice

President and Chief Security

Officer and has been

in her role

since 2018. Prior to

that, she served
as Senior

Vice President

and General

Auditor of

the Corporation

from November

2012 to

April 2018.

Before 2012,

she served

in
various risk

related functions of

the Corporation and

as the Chief

Operating Officer

and Chief Financial

Officer of

Popular’s broker
dealer business.
The

CISO

has

over

26

years

of

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

Manager and has been in this role since

2019.

The Corporate Risk

Management Group operates under

the direction of

the Chief Risk

Officer. The

Chief Risk Officer

has over 31
years of work experience.

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

Accounting.
The FORM Division Manager has over 29 years of work experience.

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
Information Systems, and a Master of Science in Information

Technology Management.
ITEM 2. PROPERTIES
As of December 31, 2024, BPPR operated 162 branches, of which 68 were owned and 94 were leased premises, and PB operated 40 branches

of which 3

were owned and

37 were on

leased premises. Also,

the Corporation had

579 ATMs

operating in
Puerto Rico, 24 in the Virgin Islands

and 99 in the U.S. Mainland. The principal properties owned by Popular for banking operations
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

During 2024, the Corporation declared cash dividends in the

total amount of $2.56 per common share outstanding,

for an
aggregate amount of $183.9 million. The Common Stock ranks junior to all series of

Preferred Stock as to dividend rights and rights
on liquidation,

dissolution or

winding up

of Popular.

Our ability

to declare

or pay

dividends on,

or purchase,

redeem or

otherwise
acquire, the Common

Stock is subject

to certain restrictions

in the event

that Popular fails

to pay or

set aside full

dividends on the
Preferred Stock for the latest dividend period.
During the year ended

December 31, 2024, the Corporation

repurchased 2,256,420 shares of common stock

for $217.3
million, at

an average

price of

$96.32 per

share. These

actions resulted

from a

common stock

repurchase authorization

of up

to
$500 million announced on July

24, 2024. The Corporation’s planned common

stock repurchases may be executed in

open market
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

million of

Popular’s common stock

for which

an initial

delivery of

3,483,942 shares

were delivered

in March

2022
(the

“March

ASR

Agreement”).

Upon

the

final

settlement

of

the

March

ASR

Agreement,

the

Corporation

received

an

additional
1,582,922

shares

of

common

stock.

The

Corporation

repurchased a

total

of

5,066,864 shares

at

an

average

purchase

price

of
$78.94, which were recorded as treasury stock by

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
As

of

February

27,

2025,

Popular

had

6,100

stockholders

of

record

of

the

Common

Stock,

not

including

beneficial
owners whose shares

are held in

record names

of brokers

or other

nominees. The last

sales price

for the

Common Stock

on that
date was $100.41 per share.

Preferred Stock
Popular has 30,000,000 shares of

authorized Preferred Stock that may

be issued in one

or more series, and the

shares
of each series

shall have such

rights and preferences as

shall be fixed

by the Board

of Directors when authorizing

the issuance of
that particular series. Popular’s Preferred Stock

issued and outstanding at December 31, 2024

consisted of:
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

2024.

There

can

be

no
assurance that any dividends will be declared on

the Preferred Stock in any future periods.
Dividend Reinvestment and Stock Purchase Plan
Popular

offers

a

dividend reinvestment

and stock

purchase plan

(the “Plan”)

for

our shareholders

that

allows them

to
reinvest their dividends in shares of the Common Stock at a

5% discount from the average market price at the time of the issuance.
Under the

Plan, shareholders

may

also purchase

shares of

Common Stock

at

prevailing market

prices by

making

optional cash
payments.
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

effect prior to

the adoption of the

2020 Incentive Plan.

As of December 31,

2024, the maximum number of

shares of
common stock remaining available for future issuance under this plan was 2,896,568. For information about the securities remaining
available for issuance under our equity-based plans,

refer to Part III, Item 12.
Purchases of Equity Securities
The following table sets forth the details of purchases of Common Stock by the Corporation during the quarter ended December 31,
2024:
Issuer Purchases of Equity Securities
Not in thousands
Period
Total Number of
Shares Purchased [1]
Average Price Paid
per Share
Total Number of

Shares
Purchased as Part of Publicly
Announced Plans or Programs [2]
Maximum Dollar Value
of Shares that May Yet
be Purchased Under the
Plans or Programs [2]
October 1 – October 31 354,933 $96.23 353,811 $407,182,276
November 1 – November 30 549,290 95.60 549,290 354,669,382
December 1 – December 31 754,336 95.48 754,223 282,659,169
Total December 31, 2024 1,658,559 $95.68 1,657,324 $282,659,169
[1] Includes 1,122 and 113 shares of the Corporation's common stock acquired by the Corporation during October and

December
2024, respectively, in connection with the satisfaction of tax withholding obligations on vested awards of restricted stock or restricted stock units granted to directors and certain employees

under the Corporation’s Omnibus Incentive Plan. The

acquired shares of
common stock were added back to treasury

stock.

[2] As part of its capital plan, in July 2024, the

Corporation announced plans to repurchase up

to $500 million in common stock and
repurchases began in August 2024. As of December

31, 2024, the Corporation repurchased 2,256,420

shares of common stock for
$217.3 million at an average price of $96.32 per

share, under the previously announced share repurchase

authorization.
Equity Compensation Plans
For information about our equity compensation plans,

refer to Part III, Item 12.
Stock Performance Graph (1)
The graph

below compares

the cumulative

total stockholder

return during

the measurement

period with

the cumulative
total return, assuming reinvestment of dividends, of

the Nasdaq Bank Index and the Nasdaq Composite

Index.
The

cumulative

total

stockholder

return

was

obtained

by

dividing

(i)

the

cumulative

amount

of

dividends

per

share,
assuming dividend reinvestment since the measurement point, December 31, 2019, plus (ii) the change in the per share price since
the measurement date, by the share price at

the measurement date.
Comparison of Five-Year Cumulative Total Return (TSR)
Assumes all dividends were reinvested
Base Year:

December 31, 2019 = $100
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

Condition and Results of Operations in this

Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item appears under the caption “Statistical Summaries” on pages 105 to 107 of this Form
10-K.
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
of

Management

on

Internal

Control

Over

Financial

Reporting”

and

“Report

of

Independent

Registered

Public

Accounting

Firm”
located on pages 108 and 109 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There have

been no

changes in

our internal

control over

financial reporting

(as such

term is

defined in

Rules 13a-15(f)
and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

“2024

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

Owned by Directors,

Nominees and
Executive Officers” in the Proxy Statement is incorporated herein by reference.
The following tables sets forth information as

of December 31, 2024 regarding securities remaining available for issuance to directors and eligible employees under our

equity-based compensation plans.
Plan Category Plan
Number of Securities
Remaining Available

for Future Issuance

Under Equity Compensation

Plan
Equity compensation plan approved by security holders 2020 Omnibus Incentive Plan 2,896,568
Total 2,896,568
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a). The following financial statements and reports are

included on pages 109 through 265 in this Form10K.
(1)

Financial Statements
Report of Independent Registered Public Accounting

Firm (
PCAOB ID
238
)
Consolidated Statements of Financial Condition as of

December 31, 2024 and 2023
Consolidated Statements of Operations for each of

the years in the three-year period ended December

31, 2024
Consolidated

Statements

of

Comprehensive

Income

(Loss)

for

each

of

the

years

in

the

three-year

period

ended
December 31, 2024
Consolidated

Statements

of

Changes

in

Stockholders’

Equity

for

each

of

the

years

in

the

three-year

period

ended
December 31, 2024
Consolidated Statements of Cash Flows for each of

the years in the three-year period ended

December 31, 2024
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
3.2
Amended and Restated Bylaws of Popular, Inc. as of May 9, 2024 (incorporated by reference to Exhibit 3.1 of Popular,
Inc.’s Current Report on Form 8-K dated May 9, 2024 and filed on May 10, 2024).
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
10.28
Award Agreement, dated as of December 7, 2023, by and between Carlos J. Vázquez and Popular, Inc.
(incorporated by reference to Exhibit 10.28 of Popular, Inc.’s Annual Report on Form 10-K for the year ended
December 31, 2023). *
10.29
Services Agreement, dated as of December 7, 2023, by and between Carlos J. Vázquez and Popular, Inc.
(incorporated by reference to Exhibit 10.29 of Popular, Inc.’s Annual Report on Form 10-K for the year ended
December 31, 2023). *
10.30
Form of Popular, Inc. 2024 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit
10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024). *
19.1
Insider Trading Policy and Procedures (1).
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF Inline XBRL Taxonomy Extension Definitions Linkbase Document (1)
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104
The cover page of Popular, Inc. Annual Report on Form 10-K for the year ended December 31, 2024, formatted in
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
53
Statistical Summaries 105
Report of Management on Internal Control Over Financial
Reporting
108
Report of Independent Registered Public

Accounting Firm
109
Consolidated Statements of Financial Condition as of

December 31, 2024 and 2023
112
Consolidated Statements of Operations for the

years ended December 31, 2024, 2023 and

2022
113
Consolidated Statements of Comprehensive
Income (Loss) for the years ended December 31,

2024, 2023
and 2022
114
Consolidated Statements of Changes in Stockholders’
Equity for the years ended December 31, 2024,

2023 and
2022
115
Consolidated Statements of Cash Flows for the

years ended December 31, 2024, 2023 and

2022
116
Notes to Consolidated Financial Statements 118
Signatures 266

Management’s Discussion and
Analysis of Financial Condition

and Results of Operations
Forward-Looking Statements 53
Overview 54
Critical Accounting Policies / Estimates 59
Statement of Operations Analysis 64
Net Interest Income 64
Provision for Credit Losses 67
Non-Interest Income 67
Operating Expenses 68
Income Taxes 69
Fourth Quarter Operational Results 70
Reportable Segment Results 70
Statement of Financial Condition Analysis 73
Assets 73
Liabilities 74
Stockholders’ Equity 76
Capital 77
Risk Management 80
Market / Interest Rate Risk 80
Liquidity 84
Enterprise Risk Management 103
Adoption of New Accounting Standards and Issued

but
Not Yet Effective Accounting Standards
104
Statistical Summaries
Statements of Financial Condition 105
Statements of Operations 106
Average Balance Sheet and Summary of Net Interest
Income
107

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

economic factors, and our

reaction to those factors,

the adequacy of

the allowance for loan

losses, delinquency
trends, market

risk and

the impact

of interest

rate changes

(including on

our cost

of deposits),

capital markets

conditions, capital
adequacy

and

liquidity,

and

the

effect

of

legal

and

regulatory

proceedings

and

new

accounting

standards

on

the

Corporation’s
financial condition

and results

of operations.

All statements

contained herein

that

are not

clearly

historical in

nature are

forward-
looking, and the words “anticipate,” “believe,” “continues,”

“expect,” “estimate,” “intend,” “project” and similar expressions and future
or conditional verbs

such as

“will,” “would,” “should,”

“could,” “might,” “can,”

“may” or similar

expressions are

generally intended to
identify forward-looking statements.
Various factors, some of which

are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by,

such forward-looking statements. Factors that might cause such a difference include, but are not limited to

the rate of
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

be impacted by factors such as the

amount
of

Federal funds

received by

the P.R.

Government and

the rate

of expenditure

of such

funds, as

well as

the financial

condition,
liquidity

and

cash

management

practices

of

the

Puerto

Rico

Government

and

its

instrumentalities;

unforeseen

or

catastrophic
events, including extreme

weather events such

as hurricanes and

other natural disasters,

man-made disasters, acts

of violence or
war or

pandemics, epidemics

and other

health-related crises,

or the

fear of

any such

event occurring,

any of

which could

cause
adverse

consequences

for

our

business,

including,

but

not

limited

to,

disruptions

in

our

operations;

our

ability

to

achieve

the
expected benefits

from

our transformation

initiative, including

our ability

to achieve

projected earnings,

efficiencies and

return on
tangible common equity and

accurately anticipate costs and expenses

associated therewith; the fiscal and

monetary policies of the
federal

government

and

its

agencies;

changes

in

federal

bank

regulatory

and

supervisory

policies,

including

required

levels

of
capital, liquidity, resolution-related requirements and the impact of other proposed capital standards on our capital ratios; changes in
and

uncertainty

regarding

federal

funding,

tax

and

trade

policies,

and

rulemaking,

supervision,

examination

and

enforcement
priorities

of

the

current

federal

administration;

increases

to

or

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

result of cyberattacks, e-
fraud, denial-of-services and computer intrusion, that might result in, among other things, loss or breach of customer data, disruption of services, reputational damage or additional costs to Popular; changes in market rates and prices which may adversely impact the value of financial assets and liabilities; potential judgments, claims, damages, penalties, fines, enforcement actions and reputational damage resulting

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

of any

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
mortgage, and commercial

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
RESULTS OF OPERATIONS
YEAR 2024 SIGNIFICANT EVENTS
Capital Actions
During the year

ended December 31,

2024, the Corporation

repurchased 2,256,420 shares

of common stock

for $217.3 million,

at
an average

price of

$96.32 per

share,

under a

common

stock repurchase

authorization of

up to

$500 million.

The

Corporation’s
planned common stock

repurchases may

be executed in

open market transactions,

privately negotiated transactions,

block trades
or any

other manner

determined by

the Corporation.

The timing,

quantity and price

of such

repurchases will

be subject

to various
factors,

including

market

conditions,

the

Corporation’s

capital

position

and

financial

performance,

the

capital

impact

of

strategic
initiatives

and

regulatory

and

tax

considerations.

The

common

stock

repurchase

program

does

not

require

the

Corporation

to
acquire

a

specific

dollar

amount or

number

of

shares

and

may

be

modified,

suspended

or

terminated

at

any

time

without

prior
notice.
The

Corporation

increased

its

quarterly

common

stock

dividend

from

$0.62

to

$0.70

per

share,

commencing

with

the

dividend
declared in the fourth quarter of 2024.
Tax impact on Intercompany Distributions

During the first quarter of 2024,

the Corporation recognized

$22.9 million of expenses, of which $16.5 million

is reflected in income
tax expense

and $6.4

million is

reflected in

other operating

expenses, related

to an

out-of-period adjustment

associated with

the
Corporation’s

U.S.

subsidiary’s

non-payment

of

taxes

on

certain

intercompany

distributions

to

Popular,

Inc.,

the

bank

holding
company (the “Bank Holding Company” or “BHC”)

in Puerto Rico, a foreign corporation for U.S.

tax purposes.

The adjustment

corrected errors

for income

tax expense

that should

have been

recognized of

$5.5 million

and $5.4

million in

the
years 2023 and 2022, respectively, and an aggregate of $5.6 million, in the years prior to 2022. The $6.4 million recognized as other
operating expense corresponded to

interest due up

to March 31,

2024 on the

related late payment

of the withholding

tax, of which
approximately $3.0 million corresponded to

years prior to

2022. As a result

of this adjustment, the

deferred tax asset related

to the
net operating loss (“NOL”) of the

BHC and its related valuation allowance was

reduced by $52.2 million. The Corporation evaluated

the impact of the out-of-period adjustment and concluded it was not material to any previously issued interim or annual consolidated financial statements and not material to the year ended

December 31, 2024.

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

Financial highlights for the year ended December 31,

2024
The discussion

that follows

provides highlights

of the

Corporation’s results

of

operations for

the year

ended December

31, 2024
compared to the results of

operations of 2023. It also

provides some highlights with respect to

the Corporation’s financial condition,
credit quality, capital and liquidity.

The Corporation’s

net income

for the

year ended

December 31,

2024 amounted

to

$614.2 million,

higher by

$72.9 million

when
compared to a

net income of

$541.3 million for

2023. Higher net

income was mainly

driven by higher

net interest income,

offset in
part by a higher provision for

credit losses. Excluding expenses incurred in connection with the FDIC Special Assessment and prior
period

tax

withholdings,

the

adjusted

net

income

for

2024

was

$646.1

million,

compared

to

$586.6

million

in

2023,

which

also
excluded

FDIC

Special

Assessment

expenses.

For

more

information on

Non-GAAP

financial

measures

refer

to

the

“Non-GAAP
Financial Measures” section below. Financial highlights for 2024 include:

●

Net interest income of

$2.3 billion, or $150.8 million

higher than in in 2023,

driven by the reinvestment of

U.S. Treasuries
and loan

growth across

all portfolios,

partially offset

by higher

cost of

deposits driven

by P.R.

government deposits

and
online

deposits. Net

interest margin

expanded by

11

bps to

3.24%. On

a taxable

equivalent basis,

net interest

margin
expanded by 18 bps to 3.49% in 2024, compared

to 3.31% in 2023.

●

The provision for

credit losses of

$256.9 million for

the year ended

December 31,

2024 was $48.3

million higher than

in
2023, driven by higher reserves due to changes in credit quality in the consumer loan, auto loan and leasing portfolios, as well as higher loan volumes,

primarily commercial loans.

●

Non-interest income

amounted to

$658.9 million,

an increase

of

$8.2 million

when compared

with 2023,

mostly due

to
higher

other

service

fees

during the

year,

mainly

related

to

debit card

fees

and

sale

and

administration of

investment
products.

●

Operating expenses amounted to

$1.9 billion for

the year 2024,

reflecting a decrease

of $10.5 million when

compared to
the

same

period

in

2023.

This

decrease

was

mainly

driven

by

expenses

incurred in

2023

including

the

FDIC

Special
Assessment

expense of

$71.4 million

and

a

goodwill impairment

charge of

$23.0 million

in

our

U.S. based

equipment
leasing subsidiary. Excluding the impact of these items and the tax impact of intercompany distributions recognized during
2024, operating

expenses in

2024 increased

by $63.3

million driven

by higher

personnel costs due

to higher

headcount
and salary adjustments, and higher technology and

software expenses.
●

Income tax expense amounted to $182.4 million for the year ended December 31, 2024, with an effective tax rate (“ETR”)
of 22.9%, compared to an income tax expense of $134.2 million for the previous year, with an ETR of 19.9%.

The income
tax expense in 2024 included the impact of an out

of period expense of $16.5 million related to intercompany distributions between the Bank Holding Company and one of

its U.S. subsidiaries.
●

At December 31, 2024, the Corporation’s total assets were $73.0 billion, compared to $70.8 billion at December 31, 2023.
The

increase

of

$2.2

billion

is

primarily

due

to

an

increase

in

loans

held-in-portfolio,

mainly

in

the

commercial,
construction, and mortgage portfolios.

●

Deposits amounted to $64.9 billion at December 31, 2024, compared to $63.6 billion at December 31, 2023. The increase in

deposits was

mainly due

to

higher P.R.

Government deposits

at

BPPR and

time

deposits at

PB.

The

Corporation’s
borrowings amounted to $1.2 billion at December 31,

2024, compared to $1.1 billion at December

31, 2023.

●

Stockholders’ equity amounted to $5.6 billion at December 31, 2024, compared to $5.1 billion at December 31, 2023.

The
Corporation

and

its

banking

subsidiaries

continue

to

be

well-capitalized.

As

of

December

31,

2024,

the

Corporation’s
tangible book value per common

share was $68.16, an

increase of $8.42 from December

31, 2023. The Common Equity
Tier 1 Capital ratio at December 31, 2024 was 16.03%, compared to 16.30% at December 31, 2023.
Transformation Initiatives
During 2024

the Corporation

made meaningful

progress in

the transformation

of our

customer channels

and enhancement

of our
customers' experience. The

Corporation believes these

investments will result in

an enhanced digital experience

for our clients,

as

well as

better technology

and more

efficient processes

for our

employees, and

make us

a more

efficient and

profitable company.
The Corporation had anticipated to reach a target of 14%

return on tangible common equity (ROTCE) by the fourth quarter of 2025.
However, due to

a variety of drivers,

including the impact of

the shift to higher-cost

deposits in 2024, and

lower than expected loan
growth

in

the

U.S.,

the

Corporation

now

expects

to

achieve

at

least

a

12%

ROTCE

by

the

end

of

2025.

Our

technology

and
business transformation will continue to be a

significant priority for the Corporation.
For a

discussion of

our 2023

results of

operations compared with

2022, see

“Management’s Discussion and

Analysis of

Financial
Condition and Results of Operations” in our Form

10-K for the year ended December 31, 2023.
Refer to Table 1 for selected financial data for the past three years.

Table 1 - Selected Financial Data
Years ended December

31,
(Dollars in thousands, except per common share data) 2024 2023 2022
CONDENSED STATEMENTS

OF OPERATIONS
Interest income $ 3,673,263 $ 3,245,307 $ 2,465,911
Interest expense 1,390,975 1,113,783 298,552
Net interest income

2,282,288 2,131,524 2,167,359
Provision for credit losses 256,942 208,609 83,030
Non-interest income 658,909 650,724 897,062
Operating expenses 1,887,637 1,898,100 1,746,420
Income tax expense

182,406 134,197 132,330
Net income $ 614,212 $ 541,342 $ 1,102,641
Net income applicable to common stock $ 612,800 $ 539,930 $ 1,101,229
PER COMMON SHARE DATA
Net income per common share - basic $ 8.56 $ 7.53 $ 14.65
Net income per common share - diluted 8.56 7.52 14.63
Dividends declared 2.56 2.27 2.20
Common equity per share 79.71 71.03 56.66
Market value per common share 94.06 82.07 66.32
Outstanding shares:
Average - basic 71,590,757 71,710,265 75,147,263
Average - assuming dilution 71,623,702 71,791,692 75,274,003
End of period 70,141,291 72,153,621 71,853,720
AVERAGE BALANCES
Net loans [1] $ 35,701,240 $ 33,164,960 $ 30,405,281
Earning assets 70,327,465 68,175,022 69,729,933
Total assets 73,400,279 71,234,236 72,808,604
Deposits 64,444,283 62,546,480 64,716,404
Borrowings 1,022,063 1,227,094 1,119,878
Total stockholders'

equity
7,053,193 6,600,603 6,009,225
PERIOD END BALANCE
Net loans [1] $ 37,113,075 $ 35,069,272 $ 32,083,150
Allowance for credit losses - loans portfolio 746,024 729,341 720,302
Earning assets 69,739,000 67,216,816 64,251,062
Total assets 73,045,383 70,758,155 67,637,917
Deposits 64,884,345 63,618,243 61,227,227
Borrowings 1,176,126 1,078,332 1,400,319
Total stockholders'

equity
5,613,066 5,146,953 4,093,425
SELECTED RATIOS
Net interest margin (non-taxable equivalent basis) 3.24% 3.13% 3.11%
Net interest margin (taxable equivalent basis) -Non-GAAP 3.49 3.31 3.46
Return on assets 0.84 0.76 1.51
Return on average common equity 8.72 8.21 18.39
Tangible common

book value per common share (non-GAAP)
[2] 68.16 59.74 44.97
Return on average tangible common equity
[2]
9.85 9.40 21.13
Tier I capital 16.08 16.36 16.45
Total capital 17.83 18.13 18.26
[1] Includes loans held-for-sale.
[2]
Refer to Table 11

for reconciliation to GAAP financial measures.
Table 2 presents

a three-year summary of the components of net income

as a percentage of average total assets.

Table 2 - Components of Net

Income as a Percentage of Average Total

Assets
2024 2023 2022
Net interest income 3.11% 2.99% 2.98%
Provision for credit losses (0.35) (0.29) (0.11)
Mortgage banking activities 0.03 0.03 0.06
Net gain (loss) and valuation adjustments on investment

securities
- 0.01 (0.01)
Other non-interest income

0.87 0.87 1.18
Total net interest

income and non-interest income, net of provision

for credit losses

3.66 3.61 4.10
Operating expenses (2.57) (2.66) (2.40)
Income before income tax

1.09 0.95 1.70
Income tax expense (0.25) (0.19) (0.19)
Net income 0.84% 0.76% 1.51%
Non-GAAP Financial Measures
This Form

10-K contains financial

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
In

addition to

analyzing the

Corporation’s results

on

a reported

basis, management

monitors whether

the

impact of

certain non-
recurring

or

infrequent

transactions

need

to

be

excluded

from

the

results

of

operations

to

present

what

is

then

considered

the
“adjusted

net

income”

of

the

Corporation.

Management believes

that

the

“adjusted

net

income”

provides

meaningful

information
about

the

underlying

performance of

the

Corporation’s

ongoing

operations.

The

“adjusted

net

income”

is

a

non-GAAP

financial
measure.
The following table presents the adjusted net income

for the year ended of December 31, 2024 and

2023.
Table 3 - Adjusted Net Income

for the Year Ended December 31,

2024 (Non-GAAP)
(In thousands)
Income before

income tax
Income tax
expense
(benefit) Total
U.S. GAAP Net income $796,618 $182,406 $614,212
Non-GAAP Adjustments:
FDIC Special Assessment [1] 14,287 (5,234) 9,053
Adjustments related to intercompany distributions [2] 6,400 16,483 22,883
Adjusted net income (Non-GAAP) $817,305 $171,157 $646,148
[1] Expense recorded in the first quarter of 2024 related to the Special Assessment imposed by the FDIC to

recover losses in connection with the
receivership of several failed banks.
[2] Expense recorded in the first quarter of 2024 related to tax withholdings on prior period distributions from U.S.

subsidiaries.

Table 4 - Adjusted Net Income

for the Year Ended December 31,

2023 (Non-GAAP)
(In thousands)
Income before

income tax
Income tax
expense
(benefit) Total
U.S. GAAP Net income $675,539 $134,197 $541,342
Non-GAAP Adjustments:
FDIC Special Assessment [1] 71,435 (26,170) 45,265
Adjusted net income (Non-GAAP) $746,974 $160,367 $586,607
[1] Expense recorded in the fourth quarter of 2023 related

to the Special Assessment imposed by the FDIC to

recover losses in connection with the
receivership of several failed banks.
Net interest income on a taxable equivalent basis

Net

interest

income,

on

a

taxable

equivalent

basis,

is

presented

with

its

different

components

in

Table

5

for

the

year

ended
December 31,

2024

as compared

with

the same

period in

2023, segregated

by

major categories

of

interest

earning assets

and
interest-bearing liabilities.

The interest earning assets include investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main

sources

of

tax-exempt

interest

income

are

certain

investments

in

obligations

of

the

U.S.

Government,

its

agencies

and
sponsored

entities,

and

certain

obligations

of

the

Commonwealth

of

Puerto

Rico

and

its

agencies

and

assets

held

by

the
Corporation’s international

banking entities.

To

facilitate the

comparison of

all interest

related to

these assets,

the interest

income
has been

converted to

a taxable equivalent

basis, using the

applicable statutory income

tax rates

for each

period. In addition,

this
measure is also impacted by a portion of interest expense that the Puerto Rico tax law requires to be disallowed, based on an equal proportion of

tax-exempt assets

to total

assets, and

by an

allocation of

general and

administrative expenses

attributed to

exempt
income, reducing the benefit of the tax-exempt income. The effective yield, on a taxable equivalent basis, will vary depending on the level of these

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

should be

used in

conjunction with
more

traditional

bank

capital

ratios

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
Table

12 provides

a reconciliation of

total stockholders’ equity

to tangible common

equity and total

assets to tangible

assets as

of
December 31, 2024, and December 31, 2023.
CRITICAL ACCOUNTING POLICIES / ESTIMATES

The accounting and

reporting policies followed by

the Corporation and its

subsidiaries conform with generally

accepted accounting
principles in

the United

States of America

(“GAAP”) and

general practices within

the financial services

industry. The

Corporation’s
significant

accounting

policies,

including

those

related

to

critical

accounting

estimates,

are

described

in

detail

in

Note

2

to

the
Consolidated Financial Statements and should be read

in conjunction with this section.

Critical accounting

policies that

require management

to make

estimates and

assumptions may

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
accounting estimates.
Fair Value Measurement of Financial Instruments
The Corporation

currently measures

at fair

value on

a recurring

basis its

trading debt

securities, debt

securities available-for-sale,
certain equity securities, derivatives and

mortgage servicing rights. Occasionally,

the Corporation is required to

record other assets
at fair

value on

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

Broker quotes reflect

market illiquidity as

they are exit

prices. As of

December 31, 2024,

$7 million in

financial assets were

valued
using broker

quotes: $1 million

in Level 3

assets (mainly tax-exempt

GNMA mortgage-backed securities)

and $6 million

in Level

2
assets. Level 3 asset values were based on an

internal matrix using local broker quotes from

limited trading activity.
Trading Debt Securities and Debt Securities Available-for-Sale
The

majority

of

the

values

for

trading

debt

securities

and

debt

securities

available-for-sale

are

obtained

from

third-party

pricing
services and

are validated

with alternate

pricing sources

when available.

Securities not

priced by

a secondary

pricing source

are
documented

and

validated

internally

according

to

their

significance

to

the

Corporation’s

financial

statements.

Management

has
established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the year ended December 31, 2024, the Corporation did

not adjust any prices obtained from pricing

service providers or broker dealers.
Inputs are evaluated to

ascertain that they consider current

market conditions, including the

relative liquidity of the

market. When a
market quote

for a

specific security

is not

available, the

pricing service

provider generally

uses observable

data to

derive an

exit
price

for

the

instrument,

such

as

benchmark

yield

curves

and

trade

data

for

similar

products.

To

the

extent

trading

data

is

not
available, the

pricing service provider

relies on specific

information including dialogue

with brokers,

buy side clients,

credit ratings,
spreads to

established benchmarks and

transactions on similar

securities, to

draw correlations based

on the

characteristics of

the
evaluated instrument. If

for any

reason the pricing

service provider cannot

observe data required

to feed

its model,

it discontinues
pricing the instrument. During the year

ended December 31, 2024, none of

the Corporation’s debt securities were subject

to pricing
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
Loans and Allowance for Credit Losses

One of

the most

critical and

complex accounting

estimates is

associated with

the determination

of the

allowance for

credit losses
(“ACL”).

The

Corporation

establishes

an

ACL

for

its

loan

portfolio

based

on

its

estimate

of

credit

losses

over

the

remaining
contractual term

of the

loans, adjusted

for expected

prepayments, in

accordance with

Accounting Standards

Codification (“ASC”)
Topic

326.

An

ACL

is

recognized

for

all

loans

including

originated

and

purchased

loans,

since

inception,

with

a

corresponding
charge to the provision for credit losses, except for purchased credit deteriorated (“PCD”) loans. Upon the acquisition of a PCD loan, the Corporation recognizes the estimate of the expected credit losses over the remaining contractual term of each individual loan as an ACL with a corresponding addition to the loan purchase price.

The Corporation follows a methodology to establish

the ACL which
includes a

reasonable and supportable

forecast period

for estimating credit

losses, considering

quantitative and

qualitative factors
as well

as the

economic outlook. As

part of

this methodology,

management evaluates various

macroeconomic scenarios provided
by third parties. At December 31, 2024, management

applied probability weights to the outcome of

the selected scenarios.
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

and

to

Note

2

to

the

Consolidated

Financial

Statements

for

detailed
information on the Corporation’s collateral value estimation for other real estate.
Income Taxes
Income taxes are

accounted for using the

asset and liability method,

recognizing deferred tax assets and

liabilities based on

future
tax consequences of temporary differences between financial statement carrying amounts and their respective tax basis. These are
measured using

enacted tax

rates expected

to apply

when the

temporary differences

are recovered

or paid,

with changes

in tax
rates recognized in earnings when enacted.

Calculating periodic income taxes involves complexity and

requires estimates and judgments. The Corporation has two accruals for income taxes: (i)

the net estimated

amount currently due

or receivable, including any

reserve for potential

examination issues, and
(ii)

a

deferred

income

tax

reflecting the

estimated

impact

of

temporary differences

between

asset and

liability

recognition under
GAAP and the tax

code. Differences in actual

future tax consequences could affect

the Corporation’s financial position or

results of
operations.

In

estimating

taxes,

management

evaluates

the

merits

and

risks

of

appropriate

tax

treatment,

considering

statutory,
judicial, and regulatory guidance.
A deferred

tax asset

should be

reduced by

a valuation

allowance if based

on the

weight of

all available evidence,

it is

more likely
than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. A valuation allowance should

reduce a

deferred tax

asset to

the amount

likely to

be realized,

considering all

evidence and

sources

of taxable

income,
including future reversals, future income, carrybacks,

and tax-planning strategies.
Management evaluates the

realization of the

deferred tax asset

by taxing jurisdiction.

The U.S. mainland

operations are evaluated
as

a whole

since a

consolidated income

tax return

is filed;

on the

other

hand, the

deferred tax

asset related

to the

Puerto

Rico
operations

is

evaluated on

an

entity-by-entity basis,

since

no

consolidation is

allowed in

the

income tax

filing.

Accordingly,

this
evaluation

is

composed

of

three

major

components:

U.S.

mainland

operations,

Puerto

Rico

banking

operations

and

Holding
Company.

For the

evaluation of

the realization

of the

deferred tax

asset by

taxing jurisdiction,

refer to

Note 34

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
The Corporation sets tax liabilities or reduces tax assets for uncertain tax positions when it believes it may not realize the tax benefit if

challenged,

even

though

it

deems

the

positions

appropriate

under

local

law.

It

evaluates

whether

a

position

is

likely

to

be
sustained upon

examination based

on its

technical merits.

The ultimate

tax liability

estimate includes

assumptions based

on past
experiences and

potential actions

by taxing

authorities. The

tax position

is measured

as the

largest amount

of benefit

more than
50% likely

to be

realized upon settlement.

Each quarter,

the Corporation reviews

and adjusts these

positions based on

new facts,
audit progress, or statute of limitations expiration.

The Corporation believes its estimates and assumptions

are reasonable.
The

amount

of

unrecognized

tax

benefits

may

change

due

to

adjustments

for

current

tax

positions,

expiration

of

statutes

of
limitation, changes in uncertainty assessments, examination status, litigation, legislative activities, and modifications of uncertain tax positions.

Despite

the

uncertainty

of

tax

audit

outcomes,

the

Corporation

believes

adequate

provisions

for

tax,

interest,

and
penalties are maintained.
The

Corporation

undergoes

periodic

audits

by

federal,

state,

and

local

authorities

concerning

income

tax

matters.

Although
management

is

confident

in

its

tax

treatment

approach

being

justifiable

and

compliant

with

accounting

standards,

final

tax
assessments

may

differ

from

recorded

positions

and

reserves.

Adjustments

from

such

audits

are

recorded

in

the

consolidated
financial statements when

determined. These differences

could impact the

Corporation’s income tax

provision or

benefit, other tax
reserves, and consequently, its results of operations, financial position, and cash flows for the respective period.
Refer to Note 34 to the

Consolidated Financial Statements for additional information on the Corporation’s unrecognized tax benefits and their possible effect on its effective tax rate.
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

At December 31, 2024, goodwill amounted to $803.0 million. For a detailed description of the annual goodwill impairment evaluation performed by the Corporation during the third quarter

of 2024, refer to Note 14 to the Consolidated

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

2024

was

$617.2

million.

The

expected

return

on

plan

assets

is

determined

by

considering
various factors,

including a

total funds

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
plan’s expected asset

allocation for the year

2025 using the

Willis Towers

Watson US Expected

Return Estimator.

This analysis is
reviewed by the Corporation

and used as a

tool to develop expected

rates of return, together

with other data. This

forecast reflects
the actuarial firm’s view of

expected long-term rates of return for each significant asset class or economic indicator as of January

1,
2025;

for

example, 8.7%

for

large

cap

stocks,

9.0% for

small cap

stocks,

8.8% for

international stocks,

6.5% for

long

corporate
bonds

and

5.8%

for

long

Treasury

bonds.

A

range

of

expected

investment

returns

is

developed,

and

this

range

relies

both

on
forecasts and on broad-market historical benchmarks

for expected returns, correlations, and volatilities

for each asset class.
As a

consequence of

recent reviews,

the Corporation

updated its

expected return

on plan

assets for

the year

2025 to

5.6% and
6.7% for the Pension Plans. Expected rates of return for the Pension Plan of 5.6% and 6.6% had been used for 2024 and 5.9% and
6.5% had been used for 2023. The expected return

can be materially impacted

by a change in the plan’s asset allocation.
Net Periodic Benefit Cost

(“pension expense”) for the Pension Plans

amounted to $12.5 million in

2024. The total pension expense
included a benefit of $34.4 million for the expected

return on assets.

Pension expense is sensitive

to changes in the

expected return on assets.

For example, decreasing the expected

rate of return for
2025 from

5.6% to

5.35% would

increase the

projected 2025

pension expense

for the

Banco Popular

de Puerto

Rico Retirement
Plan, the Corporation’s largest plan, by approximately

$1.4

million.

Management believes that

the fair

value estimates of

the Pension Plans

assets are reasonable

given the

valuation methodologies
used

to

measure

the

investments

at

fair

value

as

described

in

Note

27

to

the

Consolidated

Financial

Statements.

Also,

the
compositions of the

plan assets

are primarily in

equity and debt

securities, which have

readily determinable quoted

market prices.
The Corporation had recorded a pension asset

of $33.2 million and a pension liability of $5.8

million at December 31, 2024.
The Corporation uses

the spot rate

yield curve from

the Willis Towers

Watson RATE:

Link (10/90) Model

to discount the

expected
projected

cash

flows

of

the

plans.

The

equivalent

single

weighted

average

discount

rate

ranged

from

5.54%

to

5.57%

for

the
Pension Plans and 5.65% for the OPEB Plan to determine

the benefit obligations at December 31, 2024.
A 50

basis point

decrease to

each of

the rates

in the

December 31,

2024 Willis

Towers

Watson RATE:

Link (10/90)

Model would
increase the

projected 2025

expense for

the Banco

Popular de

Puerto Rico

Retirement Plan

by approximately

$1.8

million. The
change would not affect the minimum required contribution

to the Pension Plans.

The OPEB Plan was unfunded (no assets were held by the plan) at December 31, 2024. The Corporation had recorded a liability for the underfunded postretirement benefit obligation of $99.2

million at December 31, 2024.

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

collected, delay

charges and

interest collected on

nonaccrual loans, as

well as

strategic decisions made
by the Corporation’s management.
The average key index rates for the years 2024 and

2023 were as follows:

2024 2023
Prime rate…………………………………………………………………………………………………………..
8.31% 8.19%
SOFR……………………………………………………………………………………………………………….
5.15% 5.00%
Fed funds rate……………………………………………………………………………………………………..
5.12% 5.20%
3-month Treasury Bill……………………………………………………………………………………………..
5.09% 3.59%
10-year Treasury…………………………………………………………………………………………………..
4.20% 3.45%
FNMA 30-year…………………………………………………………………………………………………..…
5.58% 4.94%
Net interest income for the

year ended December 31, 2024 was

$2.3 billion, or $150.8 million

higher than the same period

in 2023.
Net interest income, on

a taxable equivalent basis

for the year

ended December 31, 2024 was

$2.5 billion compared to $2.3

billion
in 2023, an increase of $198.5 million.
Net interest margin in

2024 was 3.24% or 11

basis points higher than the

3.13% reported in 2023. Net interest margin on

a taxable
equivalent basis

in 2024

was 3.49%

or 18

basis points

higher than the

3.31% reported in

2023. Higher net

interest margin for

the
year 2024

is primarily

due to

reinvestment in

higher yields

on the

investment securities

portfolio and

growth in

the loan

portfolios
when compared to 2023. The main factors for the increase

in net interest income on a taxable equivalent

basis were:
●

Higher income from investment securities by $178.4 million driven by higher income from U.S treasuries by $213.5 million driven

by

the reinvestment

of

maturities of

US T-Notes

with higher

yields

by

94 basis

points, partially

offset

by

lower
income from mortgage backed

securities driven by lower

volumes by $695 million

and lower yields by

9 basis points

and
lower interest

income from

money market investments

by $14.4

million driven

by lower

volume of

$411.2

million, due

to
the funding of loan growth and investment securities;
●

Higher interest income from loans by $297.2

million due to:
o

Higher interest income from commercial loans by $145.7 million driven by $1.4 billion in higher average volume
due to loan growth at higher yields by

31 bps, offset in part by the

re-pricing of adjustable-rate loans and higher
interest income

from construction

loans by

$24.5 million

due to

a higher

volume

by $283.3

million, mainly

in
Popular U.S;
o

Higher interest

income from

auto and

lease financing

portfolios by

$57.8 million

driven by

a combined

higher
volume of $380.0 million and an increase in

yield by 51 bps and 52 bps on each portfolio,

respectively;

o

Higher interest income

from consumer loans

by $35.4 million

resulting from a

higher volume by

$102.5 million
and a

higher yield

by 79

basis points

in credit

cards, as

well as

an increase

in yield

by 57

basis points

in the
personal loans portfolio, primarily in BPPR; and
o

Higher

interest

income

from

mortgage

loans

by

$33.9

million

driven

by

a

higher

average

volume

by

$390.8
million and higher yield by 15 basis points.
Partially offset by:
●
Higher interest

expense on

deposits by

$286.1 million,

or 49

basis points,

mainly driven

by higher

deposits across

most
deposit products,

primarily driven

by interest

bearing demand

deposits of

the P.R

government by

34 basis

points, time

deposits

by

52

basis

points

in

BPPR

mainly

driven

by

repricing

of

certain

P.R.

government

deposits

managed

by
Corporation’s fiduciary services division and costs of deposits in Popular U.S. by 64 basis points.
Table

5

presents

the

different

components

of

the

Corporation’s

net

interest

income,

on

a

taxable

equivalent

basis,

for

the

year
ended December 31,

2024, as compared

with the same

period in 2023,

segregated by major

categories of interest

earning assets
and interest-bearing liabilities.

Table 5 – Analysis of Levels & Yields

on a Taxable Equivalent Basis

from Continuing Operations (Non-GAAP)
Year ended December 31,
Variance
Average Volume Average Yields / Costs Interest Attributable to
2024 2023 Variance 2024 2023

Variance
2024 2023 Variance Rate Volume
(In millions) (In thousands)
$ 6,641 $ 7,052 $ (411) 5.30% 5.20% 0.10%
Money market
investments $ 352,195 $ 366,625 $ (14,430) $ 7,241 $ (21,671)
27,955 27,926 29 2.89 2.20 0.69
Investment securities
[1] 808,457 615,758 192,699 190,942 1,757
30 32 (2) 5.23 4.32 0.91
Trading securities

1,583 1,376 207 280 (73)
Total money market,

investment and
trading
34,626 35,010 (384) 3.36 2.81 0.55 securities 1,162,235 983,759 178,476 198,463 (19,987)
Loans:
17,855 16,469 1,386 6.86 6.55 0.31
Commercial

1,224,856 1,079,171 145,685 52,298 93,387
1,099 816 283 8.81 8.86 (0.05) Construction 96,778 72,309 24,469 (478) 24,947
1,820 1,650 170 6.90 6.38 0.52 Leasing 125,652 105,309 20,343 8,944 11,399
7,873 7,482 391 5.70 5.55 0.15 Mortgage 448,880 414,992 33,888 11,819 22,069
3,211 3,115 96 13.90 13.19 0.71 Consumer 446,357 410,910 35,447 19,564 15,883
3,843 3,633 210 8.90 8.39 0.51 Auto 342,075 304,660 37,415 19,382 18,033
35,701 33,165 2,536 7.52 7.20 0.32 Total loans 2,684,598 2,387,351 297,247 111,529 185,718
$ 70,327 $ 68,175 $ 2,152 5.47% 4.94% 0.53 % Total earning assets $ 3,846,833 $ 3,371,110 $ 475,723 $ 309,992 $ 165,731
Interest bearing
deposits:
$ 25,978 $ 24,563 $ 1,415 3.52% 3.10% 0.42%
NOW and money
market [2] $ 913,624 $ 761,647 $ 151,977 $ 113,249 $ 38,728
14,498 14,900 (402) 0.91 0.68 0.23
Savings

132,476 101,334 31,142 30,406 736
8,903 7,776 1,127 3.26 2.41 0.85 Time deposits 290,021 187,043 102,978 65,045 37,933
49,379 47,239 2,140 2.71 2.22 0.49
Total interest bearing
deposits 1,336,121 1,050,024 286,097 208,700 77,397
15,065 15,307 (242)
Non-interest bearing
demand deposits
64,444 62,546 1,898 2.07 1.68 0.39 Total deposits 1,336,121 1,050,024 286,097 208,700 77,397
84 143 (59) 5.53 5.12 0.41
Short-term
borrowings 4,676 7,329 (2,653) 540 (3,193)
Other medium and

962 1,109 (147) 5.22 5.09 0.13 long-term debt 50,178 56,430 (6,252) 962 (7,214)
Total interest bearing
50,425 48,491 1,934 2.76 2.30 0.46
liabilities (excluding
demand deposits) 1,390,975 1,113,783 277,192 210,202 66,990
4,837 4,377 460
Other sources of
funds
$ 70,327 $ 68,175 $ 2,152 1.98% 1.63% 0.35 % Total source of funds 1,390,975 1,113,783 277,192 210,202 66,990
3.49% 3.31% 0.18%
Net interest margin/
income on a taxable
equivalent basis
(Non-GAAP)
2,455,858 2,257,327 198,531 $ 99,790 $ 98,741
2.71% 2.64% 0.07 % Net interest spread
Taxable equivalent
adjustment 173,570 125,803 47,767
3.24% 3.13% 0.11%
Net interest margin/
income non-taxable
equivalent basis
(GAAP)
$ 2,282,288 $ 2,131,524 $ 150,764
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
For the year ended December

31, 2024, the Corporation recorded a

provision for credit losses related to

loans held-in-portfolio and
unfunded commitments of $256.9 million,

compared to $209.7 million for

the year ended December

31, 2023. The provision

for the
loan

portfolio

for

the

year

2024

was

$258.4

million,

an

increase

of

$56.9

million.

For

the

year

ended

December

31

2024,

the
Corporation recorded a provision for credit benefit

related to unfunded commitments of $1.5 million,

mainly driven by lower unfunded
commitments at

PB.

Refer to

Note 9

to

the Consolidated

Financial Statements

for

details of

the

movement of

the allowance

for
credit losses.

The drivers of

the increase

in the

provision for loan

losses by business

segments when comparing

the year 2024

to
the year 2023 were as follows:
●

In

the

BPPR

segment,

the

provision for

loans

losses

increased

by

$59.0

million,

to

$253.8

million

for

the

year

ended
December 31,

2024. The

increase was

mainly reflected

within the

consumer and

leases portfolios,

driven by

higher net
charge-offs

and changes

in credit

quality.

During 2024,

the

Corporation implemented

a new

CRE non-owner

occupied
model, which resulted in lower qualitative reserves for its commercial portfolio. For more information about the new model implemented refer to Note 9.
●

In the Popular U.S. segment, the provision for loans losses decreased by $2.1 million when compared to the year 2023, to
$4.6 million

for the

year 2024.

The decrease

was driven by

changes in credit

quality and improvements

in credit

ratings
related to the commercial portfolio.

At

December

31,

2024,

the

total

allowance

for

credit

losses

for

loans

held-in-portfolio amounted

to

$746.0

million,

compared

to
$729.3

million

as

of

December

31,

2023.

The

ratio

of

the

allowance

for

credit

losses

to

loans

held-in-portfolio

was

2.01%

at
December

31,

2024, compared

to

2.08%

at

December 31,

2023. Refer

to

Note

8

to

the

Consolidated Financial

Statements, for
additional

information

on

the

Corporation’s

methodology

to

estimate

its

ACL

and

to

the

Credit

Risk

section

of

this

MD&A

for

a
detailed analysis of net charge-offs, non-performing assets,

the allowance for credit losses and selected loan

losses statistics.
Non-Interest Income
For the

year ended

December 31,

2024, non-interest

income was $658.9

million, an

increase of

$8.2 million

when compared with
the previous year. Factors that contributed to the variance in non-interest income were:
●

higher other service fees by

$14.8 million mainly due to higher debit and

credit card fees by $8.5 million,

driven by higher
customer purchase activity and higher commissions

from investment management and advisory fees by $6.9

million; and
●

higher service

charges on

deposit accounts

by $3.9

million mainly

due to

an increase

in

non-balance compensation

in
commercial accounts;
partially offset by:
●

lower income from equity securities by

$5.1 million, mainly due to

an unfavorable variance of $2.7 million

in the fair value
adjustment of equity

securities related to

the deferred benefits

plans, which have

an offsetting

effect in

higher personnel
cost, and impairment losses on equity securities

of $2.3 million recognized during 2024;
●

lower other operating income by $2.5 million, mainly due

to the receipt of $5.6 million in insurance claim proceeds

in 2023,
partially offset by higher service fees on other real estate managed;

and
●

lower mortgage banking activities by $2.4 million, mainly due to an unfavorable variance in mortgage servicing fees driven by

serviced

loan

portfolio

runoff

due

to

the

Corporation’s

determination

to

retain

certain

guaranteed

loans

as

held

for
investment.
Effective December 1, 2024, Popular Auto LLC,

a wholly-owned subsidiary of Banco Popular de Puerto Rico,

completed the sale of
its daily car

rental business. Daily

rental car units

and other related

assets totaling approximately

$52.1 million in

book value were
transferred to the

purchaser at closing at

near book value. Revenues

from the car

rental business which,

included daily rental fees

as well the

gains from the sale

of car rental

units, presented as part

of Other Operating Income

in the accompanying Consolidated
Statements of Operation, for the year ended December 31, 2024 amounted to $27.7 million, a decrease of $4.8 million compared to the previous year.

Adjusting for the expense savings

expected as a result

of this transaction, the impact

to the consolidated results
is not material to the Corporation.

Operating Expenses
Operating expenses for the

year ended December 31,

2024 totaled $1.9 billion,

including $6.4 million of

interest accrued related to
prior period

tax withholdings

and the

$14.3 million

impact of

the FDIC

Special Assessment,

which for

the year

2023 was

of $71.4
million. Excluding the effect of these aforementioned items in 2024 and

2023, total expenses for 2024 were $1.8 billion, an increase of $40.3

million, when compared with the previous year. The

other factors that contributed to the variance in operating expenses for the year were:
●

higher personnel

costs

by

$42.4 million

mainly

due

to

higher salaries

expenses by

$23.9

million

as a

result

of

annual
salary

revisions

and

an

increase

in

headcount,

and

higher

commissions

and

incentives,

including

restricted

stock
compensation by $13.4 million;
●

higher technology and software expenses by

$38.4 million mainly due to higher software

amortization expenses by $11.7
million,

higher

IT

professional fees

of

$11.1

million

related

to

the

Corporation's

transformation initiative,

a

$9.8

million
increase in network management services and an increase

of $3.9 million in application processing and

hosting services;
●

higher other

taxes expense

by $10.1

million mainly

due to

an increase

in municipal

license tax

and to

the impact

of the
reversal of $8.2 million in 2023 of regulatory examination

fees in BPPR;
●

higher business promotion expenses by $7.0 million mainly

due to higher credit card customer rewards programs

expense
reflecting an increase in customer purchase activity;

and
●

higher other

processing and

transactional services

expenses by

$4.6 million

mainly due

to higher

credit and

debit card
processing expense as a result of higher transactional

volumes.
These variances were partially offset by:
●

lower

professional fees

by

$35.3 million

mainly

due

to

lower legal

fees

and

lower

consulting

fees

related

to

corporate
initiatives;
●

a non-cash goodwill impairment of $23.0 million recorded

during 2023 in our U.S. based equipment leasing

subsidiary due
to lower forecasted cash flows and an increase in

the rate used to discount cash flows; and
●

lower equipment expense by

$3.6 million, mainly due

to lower rental vehicle

fleet depreciation expense as

a result of the
sale of the car rental business.

Table 6 provides a breakdown of operating expenses by major categories.

Table 6 - Operating Expenses
Years ended December

31,

(Dollars in thousands) 2024 2023 2022
Personnel costs:
Salaries $ 529,794 $ 505,935 $ 432,910
Commissions, incentives and other bonuses 126,081 112,657 155,889
Pension, postretirement and medical insurance 68,185 67,469 56,085
Other personnel costs, including payroll taxes 96,391 91,984 74,880
Total personnel

costs
820,451 778,045 719,764
Net occupancy expenses 111,430 111,586 106,169
Equipment expenses 33,424 37,057 35,626
Other taxes 66,046 55,926 63,603
Professional fees 125,822 161,142 172,043
Technology and

software expenses
329,061 290,615 291,902
Processing and transactional services:
Credit and debit cards 49,301 44,578 45,455
Other processing and transactional services 93,376 93,492 81,690
Total processing

and transactional services
142,677 138,070 127,145
Communications 18,899 16,664 14,885
Business promotion:
Rewards and customer loyalty programs 63,773 59,092 51,832
Other business promotion 38,157 35,834 37,086
Total business

promotion
101,930 94,926 88,918
FDIC deposit insurance 54,626 105,985 26,787
Other real estate owned (OREO) income (18,124) (15,375) (22,143)
Other operating expenses:
Operational losses 27,200 23,505 32,049
All other 71,257 73,774 77,397
Total other operating

expenses
98,457 97,279 109,446
Amortization of intangibles 2,938 3,180 3,275
Goodwill impairment charge - 23,000 9,000
Total operating

expenses
$ 1,887,637 $ 1,898,100 $ 1,746,420
Personnel costs to average assets 1.12% 1.09% 0.99%
Operating expenses to average assets 2.57 2.66 2.40
Employees (full-time equivalent) 9,231 9,088 8,813
Average assets per employee (in millions) $7.95 $7.84 $8.26
Income Taxes
For the

year ended

December 31,

2024, the

Corporation recorded an

income tax

expense of

$182.4 million,

compared to

$134.2
million for the year 2023.

The increase of $48.2 million was attributed to higher

income before tax, the $16.5 million tax withholding
expense recorded in the

first quarter of 2024

related to intercompany distributions for

the years 2014-2023, and

the additional $6.4
million

tax

expense

related

to

a

distribution

completed

during

that

quarter.

These

variances

were

partially

offset

by

higher

net
exempt income.
At December

31, 2024,

the Corporation

had a

net deferred

tax asset

amounting to

$924.8 million, net

of a

valuation allowance

of
$456.8 million. The net

deferred tax asset related

to the U.S. operations

was $253.4 million, net

of a valuation allowance

of $386.9
million.

Refer to

Note 34

to the

Consolidated Financial

Statements for

a reconciliation

of the

statutory income

tax rate

to the

effective tax
rate and additional information on the income

tax expense and deferred tax asset balances.
Fourth Quarter Operational Results
●

For

the

quarter

ended

December

31,

2024,

the

Corporation

recorded

net

income

of

$177.8

million,

compared

to

net
income

of

$94.6

million

for

the

same

quarter

of

the

previous year.

Net

interest

income

for

the

fourth

quarter

of

2024
amounted to $590.8

million, compared with

$534.2

million for the

fourth quarter of

2023. The increase of

$56.6 million in
net interest

income was mainly

due to

higher interest income

from loans,

due to

growth across most

portfolios at BPPR
and the commercial and construction portfolios in PB combined with higher rates by $9.8 million, lower cost of deposits by
$3.5

million,

primarily

in

P.R.

Government

deposits

and

online

deposits

in

PB,

and

higher

income

from

investment
securities; partially offset by lower income from money market investments due to lower average balances by $736 million and yields by 67 bps.

The net interest margin increased by 27 basis points to 3.35% mainly due to an increase in the yield for

loans

and

investment securities

due

to

higher rates.

On

a

taxable equivalent

basis,

the

net interest

margin for

the
fourth quarter of 2024 was 3.62%, compared to

3.26% for the fourth quarter of 2023.
●

The provision for

loan losses was

$69.1 million for

the fourth quarter

of 2024, compared

to a provision

expense of $75.2
million for the same quarter of the previous year. The decrease of $6.1 million was driven by a lower provision expense

for
loans, mainly attributed to improved credit metrics at the commercial and construction portfolios and the implementation of
a

new

model

for

CRE

non-owner-occupied-loans in

Puerto

Rico,

partially

offset

by

higher

provision

for

the

consumer
portfolio

due

to

increased delinquencies

and

NCOs.

The

reserve

release for

unfunded commitments

was $2.9

million,
lower by $6.6 million, mainly due to lower reserve

needs for unfunded commitments

in PB.
●

Non-interest income amounted to $164.7 million for

the quarter ended December 31, 2024,

compared with $168.7 million
for the same quarter in 2023. The decrease

of $4.0 million was mainly due to lower

income from equity securities by $4.8
million driven by the valuation of securities held for deferred benefit plans, which have an offset effect on personnel costs,
partially offset

by higher

other service

fees by

$2.7 million,

driven by

higher commissions from

investment management
and advisory fees.
●

Operating expenses totaled $467.6 million for the quarter

ended December 31, 2024, compared with $531.1

million for the
same

quarter

in

the

previous

year.

The

decrease

is

mainly

related

to

the

$71.4

million

FDIC

Special

Assessment
recognized

during the

fourth

quarter

of

2023;

partially offset

by

higher personnel

costs

by

$11.1

million due

to

annual
salary revisions and higher incentive compensation.
●

For the quarter

ended December 31,

2024, the Corporation

recorded an income tax

expense of $43.9

million, compared
with an income tax benefit of $1.5 million for the

same quarter of 2023. The unfavorable variance was mostly attributed to a higher income before tax, mainly due to

the FDIC Special Assessment recorded in the

fourth quarter of 2023.
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

The Corporate

group reported

a net

loss of

$19.0 million

for the

year ended

December 31,

2024, compared with

a net

income of
$13.3 million for

the previous year.

The negative variance

was primarily the

result of the

$22.9 million adjustment

to recognize the
tax

impact,

including

the

related

interest,

associated

with

prior

period intercompany

distributions,

and

the

additional

$6.5

million
recognized for the tax impact related to intercompany

distributions paid during the first quarter

of 2024.

Highlights on the earnings results for the reportable

segments are discussed below:
Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s

net income amounted to $555.7

million for the year ended December 31,
2024, compared with $472.0 million for the year ended

December 31, 2023. The principal factors that

contributed to the variance in
the financial results included the following:

●

Higher net interest income by $144.9 million due

to higher interest income from loans by $225.7

million, or 31 basis
points, driven by higher average balances resulting

primarily from portfolio growth in the commercial,

auto and personal
loans by 31 basis points, and higher interest

income from money market and investment securities

by $69.9 million, or 34
basis points; due to the re-investment of maturities

in higher yielding securities, mainly U.S. Treasuries; partially offset by
higher interest expense on deposits by $149.9

million, or 37 basis points;

mainly due to higher costs of P.R. government
deposits. The BPPR segment’s net interest margin was 3.43%

for 2024 compared with 3.20% for the same

period in
2023;
●

A provision for loan losses of $253.6 million

in 2024, compared to $195.1 million for the

year ended 2023, or an
unfavorable variance of $58.5 million, due to the consumer

portfolios, driven by higher net charge-offs and

higher loan
balances in addition to higher reserves for credit card

and leasing portfolios, driven by changes

in credit quality; During
2024, the Corporation implemented a new CRE

non-owner occupied model, which resulted in

lower qualitative reserves
for its commercial portfolio;
●

A higher provision for unfunded commitments by

$1.4 million driven by the commercial portfolio;
●

Higher non-interest income by $9.6 million mainly

due to:
●

Higher other service fees by $12.3 million due

to higher debit and credit card fees by $8.2

million as result of
higher volume of transactions;

and
●

Higher service charges on deposit accounts by $3.9

million principally due to higher fees from non-balance
compensation in commercial deposits.
partially offset by
●

Lower mortgage banking activities by $2.5 million

mainly due to an unfavorable variance of $2.6

million in
mortgage service fees, driven by portfolio runoff, due

to the Corporation’s determination to retain certain
guaranteed loans as held for investment;.and
●

Lower other operating income by $2.7 million mostly

due to an insurance policy reimbursement

gain on 2023.
●

Lower operating expenses by $0.5 million, mainly

due to:

●

Lower FDIC deposit insurance expense by $49.0

million due to FDIC Special Assessment expense

of $12.7
million in the year 2024, compared to $63.5 million

in 2023;
●

Lower professional fees by $20.4 million mainly due

to lower legal expenses and lower consulting fees
associated with several corporate initiatives;
●

Lower equipment expenses by $3.8 million mainly

due to a decrease in daily rental vehicle

fleet depreciation as
a result of the sale of the daily car

rental business; and
●

Higher net recoveries from OREO by $2.9 million

mainly due to an increase in gains from the

sale of residential
and commercial OREO properties;
Partially offset by:

●

Higher personnel costs by $30.1 million due to

annual salary revisions, an increase in headcount;

and higher
commissions and incentives, including restricted share

compensation;

●

Higher technology and software expenses by $21.9

million mainly due to higher amortization of

software, higher
IT consulting fees, higher network management fees

and higher application and hosting services;
●

Higher other taxes expenses by $9.9 million

mainly due to an increase in municipal license

tax and the impact
of the reversal of $8.2 million in 2023

of regulatory examination fees;
●

Higher business promotions by $6.1 million mainly

due to higher credit cards customer rewards expense

as a
result of an increase in customer purchase activity, and higher advertising and sponsorship expenses; and
●

Higher processing and transactional services by $4.8

million mainly due to higher credit and debit

card
processing expense due to higher transaction volume.
●

Higher income tax expense.by $10.8 million due to higher

income before tax, partially offset by higher exempt

income.
Popular U.S.

For the

year ended

December 31, 2024, Popular

U.S. reported

net income

of $77.6

million, compared with

a net

income of

$56.3
million for the year ended

December 31, 2023. The principal factors

that contributed to the variance

in the financial results included
the following:

●

Higher net

interest income

by $5.4

million mainly

due to

higher interest

income from

loans by

$68.8 million,

or 33

basis
points, mainly from growth in the commercial and

construction portfolio with higher yields, and higher income from money market and investment securities by $57.5 million,

or 59 basis points, due to

re-investment in higher yields, mainly due to
higher cost of deposits by

64 basis points; partially offset by

higher interest expense on deposits by $124.6

million mainly
due to higher average balances

of high cost deposits, primarily time deposit through the online channel. The Popular U.S.
reportable segment’s net interest margin was 2.66%

for 2024 compared with 2.98% for the same period

in 2023;
●

A favorable

variance of

$2.1 million

on the

provision for

loan losses,

mainly due

to a

lower provision

in the

construction
and consumer portfolios, partially offset

by an increase in

provision for the mortgage and

commercial portfolios, reflective
of changes in credit quality;
●

A

favorable

variance

of

$11.1

million

in

the

provision

for

unfunded

commitments

mainly

related

to

the

construction
portfolio;
●

Higher non-interest income by $1.4 million mainly

due to higher insurance fees; and
●

Lower operating expenses by $16.7 million mainly

due to:

●

The impact of the

$23.0 million goodwill impairment charge

recorded in 2023 related to

our U.S. based leasing
subsidiary;
●

Lower FDIC deposit insurance

expense by $2.3 million

due to the

lower FDIC Special Assessment

expense of
$1.6 million

in the

year 2024, compared

to $7.9

million in

2023, partially offset

by a

higher assessment rate

in
2024; and
●

Lower occupancy expense by

$1.8 million due to

a decrease in

amortization mainly due to

early termination of
contracts in the year 2023;
Partially offset by:

●

Higher other expenses by $6.7 million due to higher

charges allocated from the Corporate segment group;

and

●

Higher personnel costs by $2.0 million due to annual

salary revisions and an increase in headcount;
●

Higher income tax expense by $15.4 million due

mainly due to higher pre-tax income.
STATEMENT

OF FINANCIAL CONDITION ANALYSIS

Assets
The Corporation’s total

assets were $73.0 billion

at December 31, 2024,

compared to $70.8 billion

at December 31, 2023.

Refer to
the Corporation’s

Consolidated Statements of

Financial Condition

at December

31, 2024

and 2023

included in

this Form

10-K for
additional

information.

Also,

refer

to

the

Statistical

Summary

2024-2023

in

this

MD&A

for

Condensed

Statements

of

Financial
Condition.

Money market investments and debt securities
Money market investments

decreased by $617.9

million at December

31, 2024,

when compared to

December 31,

2023. This was
mainly driven by use of funding

for loan growth. Debt securities available-for-sale increased $1.5 billion, mainly due to reinvestment
in

U.S.

Treasury

Securities.

Debt

securities

held-to-maturity

decreased

by

$436.3

million

driven

by

maturities

and

paydowns,
partially offset

by the

amortization of

$179.6 million

of the

discount related

to U.S.

Treasury securities

previously reclassified from
available-for-sale (“AFS”) to held-to-maturity (“HTM”). Refer to Notes

5 and 6 to the Consolidated Financial Statements for additional information with respect to the Corporation’s debt securities available-for-sale and held-to-maturity.
Loans
Refer to Table

7 for a breakdown of

the Corporation’s loan portfolio. Also,

refer to Note 7

to the Consolidated Financial Statements
for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.
Loans

held-in-portfolio increased

by

$2.0

billion to

$37.1

billion

at

December

31,

2024,

mainly

due

to

growth in

the

commercial
portfolio of

$952.4 million,

reflected at

both BPPR

and PB

by $785.5

million and

$166.9 million,

respectively,

growth in

mortgage
loans at BPPR by $418.1 million, as the Corporation continued

to retain in portfolio FHA-guaranteed mortgage loan

originations,

and
growth

in

construction

loans

at

PB

by

$262.1

million.

Consumer

loans

at

BPPR

increased

by

$228.5

million

in

the

aggregate,
including credit cards and auto loans.
The Corporation’s

$5.3 billion

non-owner occupied commercial

real estate

portfolio is comprised

of $3.2

billion in

Puerto Rico

and
$2.1 billion in the U.S. and is

well diversified across a number of tenants in different industries and segments with exposure to retail
(33%

of

non-owner

occupied

CRE),

hotels

(19%)

and

office

space

(13%)

accounting

for

two

thirds

of

the

total

exposure.

With
approximate $714 million, CRE office space loan exposure represents only 1.9% of the total loan portfolio and it is comprised mainly of mid-rise properties with diversified tenants with

average loan size of $2.4 million across both the

U.S. and Puerto Rico.

Popular’s $2.4 billion commercial multi-family portfolio represents approximately 6% of the total loan portfolio, which is concentrated in the

New York

Metro ($1.5

billion), South

Florida ($672

million) and

Puerto Rico

($216 million)

geographic regions.

In the

New
York Metro region, the Corporation has no exposure to rent controlled buildings. The rent stabilized units represent less than 40% of the total units in the loan portfolio and the majority

are from vintages after 2019.

Refer to

Note 8

to the

Consolidated Financial

Statements for

additional information

on delinquency,

asset quality

and origination
vintage information of these loan segments. Table 7 provides a breakdown of loan balance per portfolio.

Table 7 - Loans Ending Balances
(In thousands)
December 31, 2024 December 31, 2023
Variance

Loans held-in-portfolio:
Commercial

Commercial multi-family
$ 2,399,620 $ 2,415,620 $ (16,000)

Commercial real estate non-owner occupied
5,363,235 5,087,421 275,814

Commercial real estate owner occupied
3,157,746 3,080,635 77,111

Commercial and industrial
7,741,562 7,126,121 615,441
Total Commercial 18,662,163 17,709,797 952,366
Construction 1,263,792 959,280 304,512
Leasing 1,925,405 1,731,809 193,596
Mortgage 8,114,183 7,695,917 418,266
Consumer

Credit cards

1,218,079 1,135,747 82,332

Home equity lines of credit
73,571 65,953 7,618

Personal

1,855,244 1,945,247 (90,003)

Auto
3,823,437 3,660,780 162,657

Other
171,778 160,441 11,337
Total Consumer

7,142,109 6,968,168 173,941
Total loans held-in

-portfolio
$ 37,107,652 $ 35,064,971 $ 2,042,681
Loans held-for-sale:

Mortgage
$ 5,423 $ 4,301 $ 1,122
Total loans held-for-sale $ 5,423 $ 4,301 $ 1,122
Total loans $ 37,113,075 $ 35,069,272 $ 2,043,803
Other assets
Other assets amounted to $1.8 billion at December 31, 2024, a decrease of $216.8 million compared to $2.0 billion at December 31,
2023.

The

variance

was

mainly

driven

by

a

decrease

of

$161.4

million

in

cash

receivable

from

the

maturities

of

investment
securities. Refer to Note

13 to the Consolidated Financial Statements

for a breakdown of

the principal categories that comprise

the
caption of “Other Assets” in the Consolidated

Statements of Financial Condition at December

31, 2024 and 2023.
Liabilities
The Corporation’s

total liabilities were

$67.4 billion

at December

31, 2024,

an increase

of $1.8

billion compared to

$65.6 billion

at
December 31, 2023, mainly due to an increase in deposits as discussed below. Refer to the

Corporation’s Consolidated Statements
of Financial Condition included in this Form 10-K.

Deposits and Borrowings
Deposits
The

Corporation’s

deposits

totaled

$64.9

billion

at

December

31,

2024,

compared

to

$63.6

billion

at

December

31,

2023.

This
increase of $1.3 billion was mainly in Puerto Rico,

driven by P.R. Government deposits

as well as time deposits at PB.

Excluding P.R.

Government deposits, as of December 31, 2024, deposits amounted to $45.4 billion, compared to

$45.6 billion as of
December

31,

2023.

This

$0.2

billion

decrease

included

a

reduction

of

approximately

$0.4

billion

in

savings,

NOW

and

money
market deposits and of

$0.3 billion in non-interest-bearing deposits,

partially offset by

a $0.5 billion increase

in higher cost interest-
bearing deposits, mainly related to time deposits

in Popular Bank.

In

BPPR, deposit

balances, excluding

P.R

government funds,

have been

impacted during

2023

and 2024

by

outflows driven

by
changes in client behavior, mainly by commercial and affluent retail clients seeking products that provide for high rates in the current
rate environment,

along with

significant spending

and use

of balances

including the

retail client

base, which

had experienced

an

increase in average deposit balances since the pandemic driven by U.S. government incentives, tax refunds and increased average wages.

Notwithstanding this decrease in total balances,

average retail deposit balances per retail client at BPPR are still higher than pre-pandemic levels.
P.R.

Government deposits

amounted to $19.5 billion

at December 31, 2024,

compared to $18.1 billion

at December 31, 2023.

The
receipt by the Puerto

Rico Government of additional federal

assistance, and seasonal tax collections, could

increase public deposit
balances at

BPPR in

the near

term. However,

the rate

at which

public deposit

balances may

change is

uncertain and

difficult to
predict. The

amount and

timing of

any such

change is

likely to

be impacted

by,

for example,

the level

of federal

assistance and
speed at which

any federal assistance is

distributed, the financial condition, liquidity

and cash management practices

of the Puerto
Rico

Government

and

its

instrumentalities

and

the

implementation

of

fiscal

and

debt

adjustment

plans

approved

pursuant

to
PROMESA or

other

actions

mandated by

the

Fiscal

Oversight and

Management Board

for Puerto

Rico

(the

“Oversight Board”).
Additionally,

the Trump

Administration is

conducting a

review of

federal funding,

which could

entail a

reduction in

federal funding
available for Puerto Rico.
Approximately 30% of

the Corporation’s

deposits are

public fund deposits

from the

Government of Puerto

Rico, municipalities and
government instrumentalities and corporations (“public funds’’).

These public funds deposits are

indexed to short-term market

rates
and generally fluctuate in cost with changes in

those rates with a one-quarter lag, in accordance with

contractual terms. As a result,
these deposits’ costs

have tipically lagged

variable asset repricing.

These deposits require

that the

bank pledge high

credit quality
securities as collateral; therefore, liquidity risks arising from public sector deposit outflows are lower.

Refer to the Liquidity section in
this MD&A for additional information on the Corporation’s

funding sources.
Refer to Table 8 for a breakdown of the Corporation’s deposits at December 31, 2024 and 2023.

Table 8 - Deposits Ending Balances
(In thousands) December 31, 2024 December 31, 2023 Variance
Deposits excluding P.R.

government deposits:

Demand deposits
$ 15,139,555 $ 15,419,624 $ (280,069)

Savings, NOW and money market deposits (non-brokered)
21,177,506 21,541,261 (363,755)

Savings, NOW and money market deposits (brokered)
736,225 719,453 16,772

Time deposits (non-brokered)
7,476,924 6,914,035 562,889

Time deposits (brokered CDs)
890,704 955,754 (65,050)
Sub-total deposits excluding P.R.

government

deposits
45,420,914 45,550,127 (129,213)
P.R. government

deposits:

Demand deposits

[1]
11,730,273 12,159,430 (429,157)

Savings, NOW and money market deposits (non-brokered)
7,087,904 5,276,583 1,811,321

Time deposits (non-brokered)
645,254 632,103 13,151
Sub-total P.R.

government

deposits
19,463,431 18,068,116 1,395,315
Total deposits $ 64,884,345 $ 63,618,243 $ 1,266,102
[1] Includes interest bearing demand deposits.

Borrowings
The Corporation’s borrowings amounted to $1.2

billion at December 31, 2024, compared to

$1.1 billion at December 31,

2023. The
increase was mainly

due to FHLB

advances balances which

increase by $133.1

million, including short

and long term

borrowings,
partially

offset

by

lower

repurchase

commitments.

Refer

to

Note

16

to

the

Consolidated

Financial

Statements

for

detailed
information

on

the

Corporation’s

borrowings.

Also,

refer

to

the

Liquidity

section

in

this

MD&A

for

additional

information

on

the
Corporation’s funding sources.
Stockholders’ Equity
Stockholders’ equity totaled

$5.6 billion at

December 31, 2024,

an increase of

$0.5 billion when

compared to December

31, 2023.
The increase was principally due to net income for the year ended December 31, 2024 of $614.2 million, coupled with the change in accumulated

other

comprehensive

loss

driven

by

the

amortization

of

unrealized losses

from

securities

previously

reclassified to
HTM of

$143.7 million,

net of

taxes, and

the decrease

in net

unrealized losses

in the

portfolio of

AFS securities

of $74.3

million,
partially offset

by an

increase in

Treasury

Stock mainly

due to

the repurchases

of 2,256,420

shares of

common stock

for $217.3
million during the year

as part of the previously

announced $500 million share repurchase authorization,

and by declared dividends
of

$183.9

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
The composition of the Corporation’s financing to total assets at December 31, 2024 and 2023 is included

in Table 9.

Table 9 - Financing to Total

Assets
December 31,
December 31,

% (decrease) increase % of total assets
(Dollars in millions) 2024 2023 from 2023 to 2024 2024 2023
Non-interest bearing core deposits $ 15,139 $ 15,420 (1.8) % 20.7% 21.8%
Interest-bearing core deposits 44,622 43,571 2.4 61.1 61.6
Interest-bearing other deposits 5,123 4,627 10.7 7.0 6.5
Repurchase agreements 55 91 (39.6) 0.1 0.1
Other short-term borrowings 225 - N.M. 0.3 -
Notes payable 896 987 (9.2) 1.2 1.4
Other liabilities 1,372 915 50.0 1.9 1.3
Stockholders’ equity 5,613 5,147 9.1 7.7 7.3
CAPITAL
Regulatory Capital
The Corporation and its bank subsidiaries are subject to capital adequacy standards established by the Federal Reserve Board. The
risk-based capital

standards applicable

to Popular,

Inc., BPPR

and PB,

are based

on the

final capital

framework of

Basel III.

The
Basel III capital rules include a “Common Equity Tier 1” (“CET1”) capital ratio and define Tier 1 capital as CET1 plus “Additional Tier
1

Capital”

instruments

meeting

specified

requirements.

Note

20

to

the

Consolidated

Financial

Statements

presents

further
information on the Corporation’s regulatory capital requirements,

including the regulatory capital ratios of BPPR

and PB.
An institution

is considered “well-capitalized”

if it

maintains a total

capital ratio

of 10%,

a Tier

1 capital ratio

of 8%,

a CET1 capital
ratio

of

6.5%

and

a

leverage

ratio

of

5%.

The

Corporation’s

ratios

presented

in

Table
10

show

that

the

Corporation

was

“well
capitalized” for

regulatory purposes,

the highest

classification, under

Basel III

for years

2024 and

2023. BPPR

and PB

were also
well-capitalized for all the years presented.
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
Table 10 presents the Corporation’s capital adequacy information for the years 2024 and 2023.

Table 10 - Capital Adequacy

Data
At December 31,

(Dollars in thousands) 2024 2023
Risk-based capital:
Common Equity Tier 1 capital $ 6,262,792 $ 6,053,315
Additional Tier 1 Capital

22,143 22,143
Tier 1 capital $ 6,284,935 $ 6,075,458
Supplementary (Tier 2) capital

683,268 658,507

Total

capital

$ 6,968,203 $ 6,733,965

Total

risk-weighted assets

$ 39,073,462 $ 37,146,330
Adjusted average quarterly assets $ 72,593,464 $ 71,353,184
Ratios:
Common Equity Tier 1 capital 16.03% 16.30%
Tier 1 capital

16.08 16.36
Total capital

17.83 18.13
Leverage ratio

8.66 8.51
Average equity to assets
[1]
9.61 9.27
Average tangible equity to assets [1] 8.60 8.19
[1]
Average balances exclude unrealized gains or losses

on debt securities available-for-sale and unrealized

losses on debt securities transfer
to held-to-maturities
The decrease in the CET1 capital ratio,

Tier 1 capital ratio

and, total capital ratio as of

December 31, 2024, compared to December
31,

2023,
was

due

primarily

to

an

increase

in

risk

weighted

assets

as

a

result

of

loan

growth

in

the

commercial

loans

held-in-
portfolio,

and

the

repurchase

of

shares

under

the

common

stock

repurchase

authorization

plan,

partially

offset

by

the

annual
earnings. The increase in the leverage capital ratio was mainly due to the increase in capital driven by the annual earnings, partially offset by an increase in average total assets.
Pursuant

to

the

adoption

of

CECL

on

January

1,

2020,

the

Corporation elected

to

use

the

five-year

transition

period

option

as
provided in the final interim regulatory capital rules effective March

31, 2020. The five-year transition period provision delays for two years the

estimated impact

of

CECL on

regulatory capital,

followed by

a three-year

transition period

to

phase out

the aggregate
amount of

the capital benefits

provided during the

initial two-year delay.

As of

December 31, 2024,

the Corporation had

phased-in
75% of the cumulative CECL deferral with the remaining impact to be recognized over the next year. In

the first quarter of 2025, the
Corporation will phase in all of the cumulative deferral.
Table 11

reconciles the Corporation’s total common stockholders’

equity to common equity Tier 1 capital.
Table 11

- Reconciliation Common Equity Tier 1 Capital
At December 31,

(Dollars in thousands) 2024 2023
Common stockholders’ equity $ 5,633,298 $ 5,209,561

AOCI related adjustments due to opt-out election
1,589,875 1,831,003

Goodwill, net of associated deferred tax liability

(DTL)
(657,181) (666,538)

Intangible assets, net of associated DTLs
(6,826) (9,764)

Deferred tax assets and other deductions
(296,374) (310,947)
Common equity tier 1 capital $ 6,262,792 $ 6,053,315
Common equity tier 1 capital to risk-weighted assets 16.03% 16.30%
Reconciliation to Tangible Common Equity and Tangible Assets
Table

12

provides

a

reconciliation of

total

stockholders’

equity

to

tangible

common

equity

and

total

assets

to

tangible

assets

at
December 31, 2024 and 2023.

Table 12 - Reconciliation

of Tangible Common Equity

and Tangible Assets
At December 31,
(In thousands, except share or per share information) 2024 2023
Total stockholders’

equity
$ 5,613,066 $ 5,146,953
Less: Preferred stock (22,143) (22,143)
Less: Goodwill (802,954) (804,428)
Less: Other intangibles (6,826) (9,764)
Total tangible common

equity
$ 4,781,143 $ 4,310,618
Total assets

$ 73,045,383 $ 70,758,155
Less: Goodwill (802,954) (804,428)
Less: Other intangibles (6,826) (9,764)
Total tangible assets $ 72,235,603 $ 69,943,963
Tangible common

equity to tangible assets
6.62% 6.16%
Common shares outstanding at end of period 70,141,291 72,153,621
Tangible book value

per common share
$ 68.16 $ 59.74
Year-to-date average
Total stockholders’

equity [1]
$ 6,480,598 $ 5,853,276
Average unrealized (gains) losses on AFS securities

transferred to HTM

572,595 747,327
Adjusted total stockholder's equity

7,053,193 6,600,603
Less: Preferred Stock (22,143) (22,143)
Less: Goodwill (804,423) (821,567)
Less: Other intangibles (8,366) (11,473)
Total tangible common

equity
$ 6,218,261 $ 5,745,420
Average return on tangible common equity 9.85% 9.40%
[1] Average balances exclude unrealized gains or losses

on debt securities available-for-sale.

RISK MANAGEMENT
Market / Interest Rate Risk
The Corporation’s assets that are mainly subject to market valuation risk are debt securities classified as available-for-sale. Refer to
Notes 5 and 6 to

the Consolidated Financial Statements for further information on the debt securities available-for-sale and held-to-
maturity portfolios.

Debt securities

classified as

available-for-sale and

held-to-maturity amounted

to

$18.2 billion

and

$7.8 billion,
respectively,

as

of

December

31,

2024.

Other

assets

subject

to

market

risk

include

loans

held-for-sale,

which

amounted

to

$5
million, mortgage servicing

rights (“MSRs”) which

amounted to $108

million, and securities

classified as “trading”,

which amounted
to $33 million, each as of December 31, 2024.

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

Management utilizes various tools to assess IRR, including Net Interest

Income (“NII”) simulation modeling, static gap analysis, and
Economic Value of Equity (“EVE”) to monitor the risk arising from the dynamic characteristics of assets and liabilities subject to IRR.
The

three

methodologies complement

each

other

and

are

used jointly

in

the

evaluation of

the

Corporation’s IRR.

NII simulation
modeling is prepared for a five-year period, which in conjunction with the EVE analysis, provides management a better view of long-
term IRR.
Net

interest

income

simulation

analysis

performed by

legal

entity and

on

a

consolidated

basis

is

used

to

estimate the

potential
change

in

net

interest

income

resulting

from

hypothetical

changes

in

interest

rates.

Sensitivity

analysis

is

calculated

using

a
simulation model which incorporates actual balance

sheet figures detailed by maturity and interest

yields or costs.

Management assesses interest rate

risk by comparing various

NII simulations under different

interest rate scenarios to

assess the,
degree of

change and

the projected

shape of

the yield

curve. Management

also performs

analyses to

isolate and

measure basis
and

prepayment

risk

exposures.

These

models

are

periodically

monitored.

Assumptions

are

validated

by

management

and

are
subject to independent validations according to the Corporations’

Model Governance Policy.
The Corporation processes NII

simulations under interest rate

scenarios in which the

yield curve is assumed

to rise and

decline by
the same magnitude

(parallel shifts). The

rate scenarios considered in

these market risk

simulations include instantaneous parallel
changes of

-100,

-200, +100,

and +200

basis points

during the

succeeding twelve-month

period. Assumptions

included in

these
analyses

include

that

the

balance

sheet

remains

flat,

relative

levels

of

market

interest

rates

across

all

yield

curve

points

and
indexes, interest rate spreads, loan

prepayments and deposit elasticity.

Thus, they should not be

relied upon as indicative of

actual
results

and

do

not

contemplate

actions

that

management

may

engage

in

as

a

response

to

future

changes

in

interest

rates.
Additionally,

the Corporation

is also

subject to

the risk

inherent in

the use

of different

rate indexes

for the

repricing of

assets and
liabilities, as well the

risk of pricing lags

due to contractual or

timing differences between the

market and management response

to
changes

in

the

rate

environment.

These

forward-looking

computations

are

management’s

best

estimate

based

on

known

and
available information and actual results may differ. The following table presents the results of the simulations at December 31, 2024
and December 31, 2023, assuming a static balance

sheet and parallel changes over flat spot rates

over a one-year time horizon:

Table 13 - Net Interest Income

Sensitivity (One Year Projection)
December 31, 2024 December 31, 2023
(Dollars in thousands) Amount Change Percent Change Amount Change Percent Change
Change in interest rate
+200 basis points 44,747 1.78 20,822 0.92
+100 basis points 22,917 0.91 11,496 0.51
-100 basis points 9,157 0.36 19,589 0.87
-200 basis points 588 0.02 16,971 0.75
As

of

December

31,

2024,

NII

simulations

show

the

Corporation

maintains

an

asset

sensitive

position

that

is

slightly

more
pronounced

in

the

rising

rates

scenarios

and

closer

to

neutral

in

the

declining

scenarios.

Sensitivity

variation

and

the

resulting
sensitivity profile

are mainly driven

by changes

in balance sheet

composition,

including those

of short-term

U.S Treasury

Bills (“T-
Bills”),

and

higher

loan

balances,

partially

offset

by

higher

market-linked

Puerto

Rico

public

sector

deposits,

changes

in

the
composition

and

mix

of

deposits

and

a

reduction

in

overnight

Fed

Funds.

During

the

year

ended

on

December

31,

2024,

the
Corporation began to reinvest excess reserves and some of the proceeds of the maturing portfolio into U.S Treasury Notes. In more severe declining

rate scenarios,

the negative

impact on

net interest

income due

to the

repricing of

short-term assets

and variable
rate

loans

would

slightly

exceed

the

benefit

in

cost

reduction

of

these

deposits.

In

rising

rate

scenarios,

Popular’s

net

interest
income would also

be impacted due

to its large

proportion of Puerto Rico

public sector deposit, however

the repricing of

assets as
they either reset or mature would lead to an

increase in net interest income.
The

Corporation’s

loan

and

investment

portfolios

are

subject

to

prepayment

risk.

Prepayment

risk

also

could

have

a

significant
impact on the duration of mortgage-backed securities

and collateralized mortgage obligations.

Table 14 - Interest Rate Sensitivity
At December 31, 2024
By repricing dates

(Dollars in thousands) 0-30 days
Within 31 -
90 days
After three
months but
within six
months
After six
months but
within nine
months

After nine
months but
within one
year
After one
year but
within two
years
After two
years
Non-
interest
bearing
funds Total
Assets:
Money market investments
$ 6,380,948 $ - $ - $ - $ - $ - $ - $ - $ 6,380,948
Investment and trading securities

3,147,704 5,522,542 1,130,420 1,088,564 1,085,066 4,512,035 9,994,313 (240,984) 26,239,660
Loans
6,357,761 3,540,568 1,677,662 1,572,269 1,626,334 5,779,141 16,624,354 (65,014) 37,113,075
Other assets
- - - - - - - 3,311,700 3,311,700

Total

15,886,413 9,063,110 2,808,082 2,660,833 2,711,400 10,291,176 26,618,667 3,005,702 73,045,383
Liabilities and stockholders' equity:
Savings, NOW and money market and

other interest bearing demand deposits
21,117,523 770,171 1,080,690 998,427 923,742 3,069,864 12,771,491 - 40,731,908
Certificates of deposit
2,116,171 1,265,842 1,282,371 841,625 705,275 1,033,226 1,768,372 - 9,012,882
Federal funds purchased and assets

sold under agreements to repurchase
27,516 27,317 - - - - - - 54,833
Other short-term borrowings
225,000 - - - - - - - 225,000
Notes payable

63,522 - 25,000 25,000 30,692 74,500 677,579 - 896,293
Non-interest bearing deposits
- - - - - - - 15,139,555 15,139,555
Other non-interest bearing liabilities
- - - - - - - 1,371,846 1,371,846
Stockholders' equity
- - - - - - - 5,613,066 5,613,066

Total

$ 23,549,732 $ 2,063,330 $ 2,388,061 $ 1,865,052 $ 1,659,709 $ 4,177,590 $ 15,217,442 $ 22,124,467 $ 73,045,383
Interest rate sensitive gap
(7,663,319) 6,999,780 420,021 795,781 1,051,691 6,113,586 11,401,225 (19,118,765) -
Cumulative interest rate sensitive gap
(7,663,319) (663,539) (243,518) 552,263 1,603,954 7,717,540 19,118,765 - -
Cumulative interest rate sensitive gap

to earning assets
(10.94) % (0.95) % (0.35) % 0.79% 2.29% 11.02% 27.30% - -
Table 15, which presents the maturity distribution of earning assets, takes into consideration prepayment assumptions.

Table 15 - Maturity Distribution

of Earning Assets
As of December 31, 2024
Maturities
After one year

After five years
through five years through fifteen years After fifteen years
One year
Fixed

Variable

Fixed

Variable

Fixed

Variable

(In thousands)

or less
interest rates interest rates interest rates interest rates interest rates interest rates Total
Money market securities

$ 6,380,948 $ - $ - $ -

$

-

$

-

$

- $ 6,380,948
Investment and trading
securities

11,902,679 12,608,711 7,219 1,555,836 2,705 - - 26,077,150
Loans:

Commercial

5,873,664 6,540,347 4,232,149 1,175,746 717,934 100,561 21,762 18,662,163

Construction

777,708 132,307 291,730 (3,312) 65,359 - - 1,263,792

Leasing

564,869 1,348,636 - 11,900 - - - 1,925,405

Consumer

1,873,112 3,901,605 303,044 229,603 732,358 2,037 100,350 7,142,109

Mortgage

577,552 2,163,670 182,220 4,265,627 74,603 855,849 85 8,119,606
Subtotal loans

9,666,905 14,086,565 5,009,143 5,679,564 1,590,254 958,447 122,197 37,113,075
Total earning assets $ 27,950,532 $ 26,695,276 $ 5,016,362 $ 7,235,400 $ 1,592,959 $ 958,447 $ 122,197 $ 69,571,173
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

BPPR,

PB

and

Popular
Securities.

Popular

Securities’ trading

activities

consist

primarily

of

market-making activities

to

meet

expected

customers’

needs
related to its retail brokerage business, and purchases and sales of U.S. Government and government sponsored securities with the
objective of

realizing gains

from expected

short-term price

movements. BPPR’s

trading activities

consist primarily

of holding

U.S.
Government sponsored mortgage-backed securities and

economic hedges of the

related market risk with

“TBA” (to-be-announced)
market transactions.

In addition,

BPPR uses

forward contracts

or TBAs

that have

characteristics similar

to that

of the

forecasted
security and its

conversion timeline to

hedge its securitization

pipeline. PB’s trading

activities consist primarily of

economic hedges
of the related market risk with “TBA” (to-be-announced)

market transactions.
At December 31, 2024,

the Corporation held trading securities

with a fair value

of $33 million, representing approximately 0.05%

of
the Corporation’s total assets, compared with $32 million and

0.05%, respectively, at December 31, 2023. As shown in Table 16, the trading

portfolio

consists

principally

of

mortgage-backed

securities

and

U.S.

Treasuries,

which

at

December

31,

2024

were
investment grade securities.

Table 16 - Trading

Portfolio
December 31, 2024 December 31, 2023
(Dollars in thousands)
Amount

Weighted
Average Yield [1] Amount
Weighted
Average Yield [1]
Mortgage-backed securities

$ 29,116 5.54% $ 14,373 5.69%
U.S. Treasury securities 2,824 3.28 16,859 4.29
Collateralized mortgage obligations 655 5.20 98 5.21
Puerto Rico government obligations 55 0.57 71 0.91
Interest-only strips

133 12.00 167 12.00
Other (includes related trading derivatives) 48 5.95 - -
Total

$ 32,831 5.36% $ 31,568 4.96%
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

of approximately $0.6

million for

the last

week of

December 2024. There

are
numerous assumptions

and estimates

associated with

VAR

modeling, and

actual results

could differ

from these

assumptions and
estimates. Back testing

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

approximated $239.5

million at

December 31,

2024.

This business is conducted in

the country’s foreign currency.

The resulting foreign currency translation

adjustment, from operations
for which the functional

currency is other than

the U.S. dollar,

is reported in accumulated

other comprehensive income (loss) in

the
consolidated

statements

of

condition,

except

for

highly-inflationary

environments

in

which

the

effects

would

be

included

in

the
consolidated statements

of

operations. At

December 31,

2024, the

Corporation had

approximately $71 million

in

an

unfavorable
foreign currency translation

adjustment as part

of accumulated other

comprehensive income (loss),

compared with an

unfavorable
adjustment of $ 65 million at December 31,

2023 and $ 57 million at December 31,

2022.

Liquidity
Liquidity Risk Management Process
The Corporation

has adopted

policies and

limits to

monitor the

Corporation’s liquidity

position and

that of

its banking

subsidiaries.
Refer

to

the

Enterprise

Risk

Management

section

of

Management’s

Discussion

and

Analysis

included

in

this

Form

10-K

for
information on

the approval

of policies

to manage

liquidity risk.

Additionally,

contingency funding

plans are

used to

model various
stressful

events

of

different

magnitudes

that

affect

different

time

horizons,

to

assist

management

in

evaluating

the

size

of

the
liquidity

buffers

needed

if

those

stress

events

occur.

However,

such

models

may

not

predict

accurately

how

the

market

and
customers might react

to every event

and are dependent

on many assumptions. The

objective of effective

liquidity management is
to

ensure that

the Corporation

has sufficient

liquidity to

meet

all of

its

financial obligations,

finance expected

future growth,

fund
planned

capital

distributions

and

maintain

a

reasonable

safety

margin

for

cash

needs

under

both

normal

and

stressed

market
conditions.
Sources of Liquidity
Deposits, including

customer deposits,

brokered deposits

and public

funds deposits,

continue to

be the

most significant

source of
funds

for

the

Corporation,

representing

89%

and

90%

of

funding

of

the

Corporation’s

total

assets

at

December

31,

2024

and
December 31, 2023, respectively.

The ratio of total ending loans to deposits was 57% at December 31, 2024 and 55% at December
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
During the fourth quarter of 2024 the Corporation had no material incremental use of its available liquidity sources. At December 31,
2024, the Corporation’s available liquidity increased to

$ 21.6 billion from $19.5 billion

on December 31, 2023. The liquidity sources
of the Corporation at December 31, 2024 are

presented in Table 17 below:
Table 17 - Liquidity Sources
December 31, 2024 December 31, 2023
(In thousands)
BPPR Popular U.S. Total BPPR Popular U.S. Total
Unpledged securities and unused funding
sources:
Money market (excess funds at the
Federal Reserve Bank)
$ 4,882,358 $ 1,488,857 $ 6,371,215 $ 5,516,636 $ 1,475,143 $ 6,991,779
Unpledged securities 3,806,066 522,869 4,328,935 4,212,480 347,791 4,560,271
FHLB borrowing capacity 2,777,090 1,058,921 3,836,011 2,157,685 1,341,329 3,499,014
Discount window of the Federal Reserve
Bank borrowing capacity
4,839,388 2,178,646 7,018,034 2,605,674 1,818,946 4,424,620
Total available liquidity $ 16,304,902 $ 5,249,293 $ 21,554,195 $ 14,492,475 $ 4,983,209 $ 19,475,684

Refer

to

Note

16

to

the

Consolidated

Financial

Statements

for

additional

information

of

the

Corporation’s

borrowing

facilities
available through its banking subsidiaries.

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

of deposit under $250,000,
all

interest-bearing

transactional

deposit

accounts,

non-interest-bearing

deposits,

and

savings

deposits.

Core

deposits

exclude
brokered

deposits

and

certificates

of

deposit

over

$250,000.

Core

deposits,

excluding

P.R.

public

funds,

which

are

fully
collateralized, have

historically provided

the Corporation

with a

sizable source

of relatively

stable and

low-cost funds.

P.R.

public
funds, while linked to market interest rates, provide a stable source of funding with an attractive earning spread. As of December 31,
2024, total Puerto Rico public sector deposits were

$19.5 billion, compared to $18.1 billion at

December 31, 2023.
Core deposits

totaled $59.9

billion, or

92% of

total deposits,

at December

31, 2024,

compared with

$59.0 billion,

or 93%

of total
deposits, at December 31, 2023. Core deposits financed 86% of the Corporation’s earning assets at December 31, 2024, compared with 88% at December 31, 2023.
The distribution by maturity of certificates of deposit with denominations of $250,000 and over at December 31, 2024 is presented in the table that follows:
Table 18 - Distribution by

Maturity of Certificates of Deposit of $250,000 and Over
(In thousands)
3 months or less $ 2,313,814
Over 3 to 12 months 934,934
Over 1 year to 3 years 204,776
Over 3 years 176,027
Total $ 3,629,551
For the

years ended

December 31,

2024 and

2023, average

deposits, including

brokered deposits,

represented 92%

of average
earning assets. Table 19 summarizes average deposits for the past two years.

Table 19 - Average

Total Deposits
For the years ended December 31,
(In thousands) 2024 2023
Deposits excluding P.R.

government deposits:

Demand deposits
$ 15,065,039 $ 15,307,152

Savings, NOW and money market deposits (non-brokered)
21,228,157 21,914,790

Savings, NOW and money market deposits (brokered)
764,696 756,343

Time deposits (non-brokered)
7,227,460 6,470,210

Time deposits (brokered CDs)
956,223 722,328
Sub-total deposits excluding P.R.

government

deposits
45,241,575 45,170,823
P.R. government

deposits:

Demand deposits

[1]
11,754,910 11,997,257

Savings, NOW and money market deposits (non-brokered)
6,728,781 4,795,092

Time deposits (non-brokered)
719,017 583,308
Sub-total P.R.

government

deposits
19,202,708 17,375,657
Average total deposits $ 64,444,283 $ 62,546,480
[1] Includes interest bearing demand deposits.

The Corporation had

$1.6 billion in

brokered deposits at

December 31, 2024,

which financed approximately

2% of its

total assets
(December 31, 2023 - $1.7 billion and 2%,

respectively).

As of

December 31,

2024, the

banking subsidiaries

had sufficient

current and

projected liquidity

sources to

meet their

anticipated
cash flow

obligations, as

well as

special needs

and off-balance

sheet commitments,

in the

ordinary course

of business

and have
sufficient

liquidity

resources to

address

a

stress

event.

Although the

banking

subsidiaries

have

historically

been

able

to

replace
maturing

deposits and

advances, no

assurance can

be given

that

they

would be

able to

replace those

funds

in the

future if

the
Corporation’s

financial condition

or

general market

conditions

were to

deteriorate. The

Corporation’s financial

flexibility would

be
severely constrained if

the banking subsidiaries

are unable to

maintain access to

funding or if

adequate funding is

not available to
accommodate future

financing needs

at

acceptable interest

rates. The

banking subsidiaries

also

are required

to

deposit cash

or
qualifying

securities

to

meet

margin

requirements

on

repurchase

agreements,

deposit

agreements

and

other

collateralized
borrowing facilities. To

the extent that

the value of

securities previously pledged as

collateral declines because of

market changes,
the Corporation will be required to deposit additional cash or securities to meet its margin or collateral requirements and would need to

rely

more

heavily

on

alternative

funding

sources.

In

these

scenarios,

the

Corporation’s

financial

flexibility

and

ability

to

grow
revenues may not increase proportionately to cover costs and profitability would be adversely affected.
The Corporation considers balances in

excess of $250,000 to have a

higher potential liquidity risk.

Table

20 reflects the aggregate
balance in

deposit accounts

in excess

of $250,000,

including collateralized

public funds

and deposits

outside of

the U.S.

and its
territories.

Collateralized public funds, as presented in Table 20, represent public deposit balances from governmental entities in the
U.S.

and

its

territories,

including

Puerto

Rico

and

the

United

States

Virgin

Islands,

collateralized

based

on

such

jurisdictions’
applicable collateral requirements.

Table 20 - Deposits
31-Dec-24
Popular, Inc.
(Dollars in thousands)
BPPR % of Total Popular U.S. % of Total (Consolidated) % of Total
Deposits:
Deposits balances under $250,000 [1] $ 23,588,937 44% $ 7,961,334 68% $ 31,550,271 49%
Transactional deposits balances over
$250,000 8,046,175 15% 1,944,674 16% 9,990,849 15%
Time deposits balances over $250,000 1,991,934 4% 813,424 7% 2,805,358 4%
Uninsured foreign deposits 450,068 1% - - % 450,068 1%
Collateralized public funds 19,771,083 36% 316,716 3% 20,087,799 31%
Intercompany deposits 205,839 - % 667,839 6% - - %
Total deposits $ 54,054,036 100% $ 11,703,987 100% $ 64,884,345 100%
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
are subject

to various

regulatory limits

and authorization

requirements imposed

by banking

regulators, including

the FED

and the
NYDFS, that may limit the ability of those subsidiaries

to act as a source of funding to the BHCs.
The principal uses of these funds include the repayment of debt, interest payments to holders of senior debt and junior subordinated deferrable interest debentures (related to trust preferred securities), the payment of dividends to common stockholders,

repurchases
of the Corporation’s securities and capitalizing its subsidiaries.

The

outstanding

balance

of

notes

payable

at

the

BHCs

amounted

to

$594

million

at

December

31,

2024

and

$592

million

at
December 31, 2023.
The contractual maturities of the BHCs notes payable

at December 31, 2024 are presented in

Table 21.
Table 21

- Distribution of BHC's Notes Payable by Contractual

Maturity
Year (In thousands)
2028 $ 395,198
Later years 198,373
Total $ 593,571

As

of December

31, 2024,

the BHCs

had cash

and money

markets investments

totaling $635

million and

borrowing potential

of
$165 million from its secured facility with BPPR.

The BHCs’

liquidity position continues to be adequate with sufficient cash on hand,
investments and

other sources of

liquidity that are

expected to be

sufficient to

meet all

interest payments and

dividend obligations
for the foreseeable future.

Additionally, the Corporation’s

latest quarterly dividend was $0.70 per share

or approximately $49 million
per quarter.
The BHCs have in

the past borrowed in the

corporate debt market primarily to finance

their non-banking subsidiaries and refinance
debt

obligations.

These

sources

of

funding

are

more

costly

given

that

two

out

of

three

principal

credit

rating

agencies

rate

the
Corporation’s

debt

securities

below “investment

grade”.

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
of

dividends to

the BHCs.

During the

year ended

December 31,

2024,

Popular,

Inc. made

capital contributions

of $1.7

million to
Popular Impact Fund, its wholly owned subsidiary.
Dividends
During

the

year

ended

December

31,

2024,

the

Corporation

declared

cash

dividends

of

$2.56

per

common

share

outstanding
($183.9 million in the aggregate). The dividends for the Corporation’s Series A preferred stock amounted to $1.4 million. On July 24,
2024, the corporation announced an

increase in the Corporation’s

quarterly common stock dividend from

$0.62 to $0.70 per

share,
commencing with the dividend payable in the first

quarter of 2025.
During the

year ended December

31, 2024,

the BHCs

received dividends and

distributions amounting to

$600 million from

BPPR,
$50

million

from

PNA

and

$23

million

from

its

other

non-banking

subsidiaries.

Dividends

from

BPPR

constitute

Popular,

Inc.’s
primary source of

liquidity. In

addition, during the year

ended December 31, 2024,

Popular International Bank Inc.,

a wholly owned
subsidiary of Popular, Inc., received $19.4 million in cash dividends and $2.9 million in stock dividends from its investment

in BHD.
Other Funding Sources and Capital
In addition to cash reserves held at the FRB that totaled $ 6.4 billion at December 31, 2024, the debt securities portfolio provides an additional

source

of

liquidity,

which

may

be

realized

through

either

securities

sales,

collateralized

borrowings

or

repurchase
agreements.

The

Corporation’s

debt

securities

portfolio

consists

primarily

of

liquid

U.S.

government

debt

securities,

U.S.
government

sponsored

agency

debt

securities,

U.S.

government

sponsored

agency

mortgage-backed

securities,

and

U.S.
government

sponsored

agency

collateralized

mortgage

obligations

that

can

be

used

to

raise

funds

in

the

repo

markets.

The
availability

of

repurchase

agreements

would

be

subject

to

having

sufficient

unpledged

collateral

available

at

the

time

the
transactions are

consummated, in addition

to overall

liquidity and

risk appetite

of the

various counterparties.

Refer to

Table

17 for
details of

the Corporation’s

unpledged debt

securities and

available credit

facilities with

the FHLB

and the

discount window

of the
Federal Reserve Bank. A substantial portion

of these debt securities could

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

32

to

the
Consolidated

Financial

Statements

for

more

information

on

operating

leases

and

to

Note

22

to

the

Consolidated

Financial
Statements for

a detailed

discussion related

to the

Corporation’s guarantees,

indemnifications obligations, and

representation and
warranties arrangements.

The Corporation monitors its cash requirements, including

its contractual obligations and debt commitments.

Financial Information of Guarantor and Issuers of Registered

Guaranteed Securities
The principal sources of funding for Popular, Inc. Holding Company (“PIHC”) and Popular North America, Inc. (“PNA”) have included dividends received from their banking and non-banking subsidiaries,

asset sales and proceeds from the issuance of debt and equity.
As further

described below,

in the

Risk to

Liquidity section,

various statutory

provisions limit

the dividends

an insured

depository
institution may pay to its holding company without

regulatory approval.
The Corporation ("PIHC") is

the parent holding company

of Popular North America (“PNA”)

and operates financial services through
its subsidiaries. PNA, a wholly owned subsidiary of Popular, Inc., manages entities such as Equity One, Inc., and PB, including PB’s subsidiaries: Popular Equipment Finance, LLC,

Popular Insurance Agency, U.S.A., and E-LOAN, Inc.
PNA has issued junior subordinated debentures guaranteed by PIHC (the “obligor group”), purchased by statutory trusts established
by the Corporation using proceeds from trust preferred

securities (“capital securities”) and common securities

of the trusts.
PIHC guarantees

the junior

subordinated debentures

issued by

PNA. If

PIHC fails

to make

interest payments

on the

debentures
held by the trust,

the trust will not

distribute payments on the

capital securities. The guarantee

ranks subordinate and junior

in right
of

payment to

all

other liabilities

of

PIHC and

equally with

all

other PIHC-issued

guarantees, allowing

direct

legal

action against
PIHC without involving other entities.
Funding

for

PIHC

and

PNA

includes

dividends

from

subsidiaries,

asset

sales,

and

proceeds

from

debt

and

equity

issuance.
Statutory provisions limit the dividends an insured

depository institution can pay to its holding

company without regulatory approval.
The summarized financial

information below shows

the combined financial

position of the

obligor group as

of December 31,

2024,
and December 31, 2023, and their operations for the years ending on those dates. Excluded are investments and equity in earnings from subsidiaries and affiliates outside the obligor group.
Intercompany balances

and transactions

within the

obligor group

have been

eliminated. Material

amounts due

from, due

to, and
transactions with subsidiaries and affiliates are shown separately. Related party transactions are also presented separately.

Table 22 - Summarized Statement

of Condition
(In thousands) December 31, 2024 December 31, 2023
Assets
Cash and money market investments $ 634,809 $ 388,025
Investment securities 35,150 29,973
Accounts receivables from non-obligor subsidiaries 14,602 14,469
Other loans (net of allowance for credit losses of $281 (2023

- $51))
25,381 26,906
Investment in equity method investees 5,279 5,265
Other assets 65,483 51,315
Total assets $ 780,704 $ 515,953
Liabilities and Stockholders' equity
Accounts payable to non-obligor subsidiaries $ 12,163 $ 7,023
Notes payable 593,571 592,283
Other liabilities 126,718 114,660
Stockholders' equity (deficit) 48,252 (198,013)
Total liabilities and

stockholders' equity
$ 780,704 $ 515,953
Table 23 - Summarized Statement

of Operations
For the years ended
(In thousands) December 31, 2024 December 31, 2023
Income:
Dividends from non-obligor subsidiaries $ 623,000 $ 208,000
Interest income from non-obligor subsidiaries and affiliates 9,784 15,579
Earnings (losses) from investments in equity method investees 15 (84)
Other operating income 2,399 4,664
Total income $ 635,198 $ 228,159
Expenses:
Services provided by non-obligor subsidiaries and affiliates

(net of
reimbursement by subsidiaries for services provided by parent of
$172,449 (2023 - $161,333)) $ 13,328 $ 13,513
Other expenses 37,391 36,216
Income tax expense (benefit)
[1]
20,725 (1,238)
Total expenses $ 71,444 $ 48,491
Net income $ 563,754 $ 179,668
[1] As discussed

in Note 1

to the Consolidated

Financial Statements, the

net income for

the year ended

December 31, 2024,

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
In addition to

the dividend income

reflected in the

Statement of Operations

table above, during

the year ended

December
31, 2024, the

obligor group recorded a

$67.4 million of

capital distributions from

non-obligor subsidiaries which were

in an
accumulated loss position and accordingly were

recorded as a reduction to the investments

(2023 - $64.0 million).

Risk to Liquidity
The

Corporation’s

liquidity

may

come

under

pressure

if

it

experiences

significant

unexpected

cash

outflows

due

to

deposit
withdrawals,

which

could

arise

from

various

factors

like

loss

of

depositor

confidence,

exogenous events,

a

downgrade

in

credit
rating, or other events causing counterparties to avoid

exposure. The Corporation’s liquidity risk is impacted by

the following:

●

External factors such as the

economic outlook (the P.R.

market poses additional risk factors, refer to

the Geographic and
Government Risk

section of

this MD&A

for highlights

regarding Puerto

Rico's economy

and fiscal

status),

interest rate
volatility,

inflation,

debt

market

disruptions, and

regulatory

changes

(e.g.

if

regulatory

capital

ratios

fall

below

required
thresholds,

the

Corporation’s

banking

subsidiaries

may

face

challenges

raising

or

retaining

brokered

deposits

and
limitations on deposit interest rates) can impact

funding ability.

●

Management has

contingency plans

involving alternate

funding mechanisms

like pledging

asset classes

and accessing
secured credit lines and loan facilities with the FHLB

and FRB, subject to positive tangible capital requirements.
●

The Corporation’s ability to compete in the

deposit market relies on pricing, service, convenience, financial stability,

credit
ratings, customer confidence, and FDIC deposit insurance

coverage.
●

Public sector

deposits require

high-credit-quality securities

as collateral;

hence, liquidity

risks from

public sector

deposit
outflows

are

mitigated

as

the

bank

receives

its

collateral

back.

The

Corporation

uses

fixed-rate

U.S.

Treasury

debt
securities as collateral, which are subject to market value fluctuations based on interest rate changes. Rate increases can reduce collateral value, requiring additional collateral,

thus decreasing unpledged securities.
●

The credit

ratings of

Popular’s debt

obligations are

a relevant

factor for

liquidity because

they impact

the Corporation’s
ability to borrow in the capital markets, its cost

and access to funding sources.
Investors should refer to

Liquidity Risk section of

“Part I, Item

1A” of this

Form 10-K for

an additional discussion of

liquidity risks to
which the Corporation is subject.
In addition to regulatory limits previously discussed, the

ability of a bank subsidiary to up-stream

dividends to its BHC could thus be
impacted by

its financial

performance and

capital, including

tangible and

regulatory capital,

thus potentially

limiting the

amount of
cash moving

up to

the BHCs

from the

banking subsidiaries. This

could, in

turn, affect

the BHCs

ability to

declare dividends

on its
outstanding common and preferred stock, repurchase its securities or meet its debt obligations, for example. During the year ended
December 31,

2024, BPPR

declared cash

dividends of

$600 million

to PIHC

and could

declare a

dividend of

up to

approximately
$318 million without prior approval of the Federal Reserve Board due to its retained income, declared dividend activity and transfers to statutory

reserves over

the measurement

period. In

addition, pursuant

to the

FRB requirements,

PB may

not declare

or pay

a
dividend without the prior approval of the Federal

Reserve Board and the NYSDFS.
The Corporation’s

banking subsidiaries have

historically not used

unsecured capital market

borrowings to finance

their operations,
and therefore are less sensitive to the level and

changes in the Corporation’s overall credit ratings.
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

Economic Performance

Puerto Rico's economy

is closely linked

to the United

States (“U.S.”) economy,

as most of

the external factors

that influence

it are
shaped by U.S.

policies and economic performance,

including federal transfer payments, tax

policies, interest rates, inflation,

trade
policies, and geopolitical developments.

Puerto Rico’s economy

historically followed the

economic trends of the

U.S. economy.

However, from

2007 to 2017,

Puerto Rico’s
economy suffered

a severe

recession, with

real gross

national product

(“GNP”) contracting

approximately 15%

during this

period.
The recession was exacerbated by the damaged caused by Hurricane María in 2017. Since 2018, Puerto Rico’s economy has been gradually recovering,

with a

temporary interruption

in 2020

due to

the COVID-19

pandemic, in

part aided

by the

large amount

of
federal

disaster

relief

and

recovery

assistance

funds

received

in

connection

with

recent

natural

disasters

and

the

COVID-19
pandemic. Future

growth depends

on multiple

factors, including

the level

of

ongoing federal

assistance and

the timetable

for

its
deployment. Estimates

from the

Puerto Rico

Planning Board

indicated that

real GNP

grew by

2.8% during

fiscal year

2024 (July
2023-June

2024)

and

is

projected to

grow by

1.4%

in

fiscal

year 2025

(July

2024-June 2025).

However,

the

latest Puerto

Rico
Economic Activity Index showed a 1.1% year-over-year

decline and a 0.1% month-over-month decline in November

2024. While this
index is not a direct measure of real GNP, it is an indicator of ongoing economic activity.
In

2021

and

2022,

inflation

rose

sharply

in

the

U.S.

and

Puerto

Rico

due

to

post-pandemic

demand

and

supply

chain

issues.
Inflation

began

to

decrease

by

mid-2022

as

the

Federal

Reserve

raised

interest

rates,

largely

stabilizing

by

September

2024,
leading to a series of rate reductions by the Federal Reserve for the first time in four years. As of January 2025, the U.S. Consumer
Price Index

showed a

3.0% year-over-year

increase, still

above the

Federal Reserve’s

2% target.

In Puerto

Rico, the

Consumer
Price Index increased by 1.7% over the 12

months ending in November 2024.
Fiscal Challenges of Puerto Rico and its Municipalities
As

Puerto Rico’s

economy contracted

in the

2000s, public

debt

increased rapidly

due to

borrowing to

cover

deficits to

pay

debt
service, pension benefits,

and other expenditures.

By 2016, the

government had over

$120 billion in

combined debt and

unfunded
pension liabilities, lost access to capital markets, and

faced a fiscal crisis.
In response, the U.S. Congress enacted the Puerto Rico Oversight,

Management, and Economic Stability Act (“PROMESA”) in June
2016. PROMESA

established an Oversight

Board with

significant control

over Puerto

Rico’s fiscal

and economic

affairs, including
those of

its public

corporations,

instrumentalities and

municipalities (collectively,

“PR Government

Entities”). The

Oversight Board
will

remain

in

place

until

market

access

is

restored

and

balanced

budgets

are

achieved

for

at

least

four

consecutive

years.
PROMESA also established

two mechanisms for

the restructuring of

the obligations of

PR Government Entities:

(a) Title

III, an

in-
court process akin

to that of

the U.S. Bankruptcy Code

and which permits

adjustment of a broad

range of obligations, and

(b) Title
VI, a largely out-of-court process through which a

supermajority of creditors can accept modifications to

debt and bind holdouts.
Since

2017,

Puerto

Rico

and

several

of

its

instrumentalities

have

availed

themselves

of

these

mechanisms.

The

Puerto

Rico
government exited Title III in March 2022, and several instrumentalities, such as the Government Development Bank and the Puerto
Rico Highways and Transportation

Authority have also completed

debt restructurings under Titles

III or VI

of PROMESA. However,
the Puerto Rico Electric Power Authority is still undergoing its debt restructuring.
Puerto

Rico's economic

difficulties

have also

impacted its

municipalities. Historically,

the central

government provided

significant
municipal subsidies.

However,

these, have

decreased pursuant

to fiscal

measures required

by the

Oversight Board.

This decline
has been partly offset by federal disaster and COVID-relief funding received by municipalities in recent years. The latest Puerto Rico
fiscal plan proposes a

restructured grant system to enhance

municipal services and encourage accountability through

performance
metrics.
Municipalities

are

subject

to

PROMESA,

and

the

Oversight

Board

has

required

certain

municipalities

to

submit

fiscal

plans

and
annual budgets

for review

and approval.

Municipalities are

also required

to seek

Oversight Board

approval to

issue, guarantee

or
modify

their

debts

and

to

enter

into

significant

contracts.

To

date

no

municipality

has

availed

itself

of

the

debt

restructuring
mechanisms available to them under PROMESA.

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

At

December

31,

2024,

the

Corporation’s

direct

exposure

to

PR

Government

Entities

totaled

$336

million,

all

of

which

were
outstanding,

compared

to

$362

million,

of

which

$333

million

were

outstanding,

at

December

31,

2023.

Substantially

all

of

the
Corporation’s direct exposure

outstanding at December 31,

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

2024,

the

Corporation had

$220

million

in

loans

insured

or

securities issued

by

PR

Governmental
Entities, but for

which the principal source

of repayment is non-governmental ($238 million

at December 31, 2023). These included
$176 million in

residential mortgage loans insured

by the Puerto

Rico Housing Finance Authority

(“HFA”), a

PR Government Entity
(December 31, 2023

- $191

million). The Corporation

also had,

at December 31,

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

PR

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
As

of

December

31,

2024,

BPPR

had

$19.5

billion

in

deposits

from

the

Puerto

Rico

government,

its

instrumentalities,

and
municipalities. The rate at

which public deposit balances may

decline is uncertain and

difficult to predict. The

amount and timing of
any such

reduction is likely

to be

impacted by,

for example, the

level of federal

assistance, the speed

at which

such assistance is
distributed and the financial condition, liquidity and cash management practices of such entities, as well as on the ability of BPPR to
maintain these customer relationships.
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

2024,

it

has

a

loan

portfolio

amounting

to
approximately

$196

million

comprised

of

various

retail

and

commercial

clients,

compared

to

a

loan

portfolio

of

$205

million

at
December 31, 2023.

U.S. Government
As further detailed in Notes

5 and 6 to the

Consolidated Financial Statements, a substantial portion of the

Corporation’s investment
securities

represented exposure

to

the

U.S.

Government in

the

form

of

U.S. Government

sponsored entities,

as

well

as

agency
mortgage-backed and U.S. Treasury securities. In

addition, $2.1 billion of residential mortgages and $87.4 million commercial loans
were insured

or guaranteed

by the

U.S. Government

or its

agencies at

December 31,

2024 (compared

to

$1.9 billion

and $89.2
million, respectively, at December 31, 2023).
Non-Performing Assets
Non-performing assets (“NPAs”)

include primarily past-due

loans that

are no

longer accruing interest,

renegotiated loans, and

real
estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 24.
The Corporation’s

credit quality

metrics remained

stable during

2024, when

compared to

the previous

year.

While non-performing
loans

(“NPLs”),

net

charge

offs

(“NCOs”)

and

inflows

to

NPLs

remained

near

or

below

historical averages,

consumer

portfolios
reflected

increased

delinquencies

and

NCOs.

The

mortgage

and

commercial

portfolios

continued

to

operate

with

low

levels

of
delinquencies and NCOs. The

Corporation continues to actively monitor

changes in the macroeconomic environment

and borrower
performance given higher

interest rates and

inflationary pressures. Management believes

that the improvements

over recent years
in risk management practices

and the overall risk

profile of the Corporation’s

loan portfolios position Popular to

continue to operate
successfully under the current environment.
Total

NPAs

decreased

by

$30.0

million

when

compared

with

December

31,

2023.

Total

NPLs

decreased

by

$6.8

million

from
December

31,

2023.

BPPR’s

NPLs

decreased

by

$36.6

million,

across

most

loan

categories,

except

consumer

NPLs

which
reflected an

increase of

$7.4 million,

mostly driven

by the

auto portfolio.

Popular U.S.

NPLs increased

by $29.8

million, driven

by
higher commercial and mortgage NPLs

by $12.5 million and

$18.7 million, respectively.

The mortgage NPL increase

was impacted
by a single loan amounting to $17.1 million.

On December

31, 2024,

the ratio

of NPLs

to total

loans held-in-portfolio

was 0.95%,

compared to

1.02%, at

December 31,

2023.
Other real estate owned loans (“OREOs”) decreased

by $23.1 million from December 31, 2023. The

decrease in OREO was driven
by the

sale of

residential properties. On

December 31, 2024,

NPLs secured by

real estate

amounted to $200

million in the

Puerto
Rico operations and $56 million in Popular U.S,

compared with $231 million and $24 million,

respectively, on December 31, 2023.

The Corporation’s

commercial loan

portfolio secured

by real

estate (“CRE”)

amounted to

$10.9 billion

on December

31, 2024,

of
which

$3.2

billion

was

secured

with

owner

occupied

properties,

compared

with

$10.6

billion

and

$3.1

billion,

respectively,

on
December 31,

2023. Office

space leasing exposure

in our

non-owner occupied CRE

portfolio is limited,

representing only 1.9%

or
$714 million of our total loan portfolio. The

exposure is mainly comprised of low- to mid- rise properties with an average loan size of
$2.4 million and is well diversified across tenant

type.
CRE NPLs

amounted to

$53.7 million

at December

31, 2024,

compared with

$47.6 million

at December

31, 2023.

The CRE

NPL
ratios for the BPPR and Popular U.S. segments were 0.64% and 0.37%, respectively,

at December 31, 2024, compared with 0.86%
and 0.13%, respectively, at December 31, 2023.
In addition to the NPLs included in Table 24, at December 31, 2024, there were $596 million of performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing (December 31, 2023
- $510 million).
The following table presents the Corporation’s NPAs as of December 31, 2024 and 2023:

Table 24 - Non-Performing

Assets
December 31, 2024 December 31, 2023
(Dollars in thousands) BPPR Popular U.S. Popular, Inc. BPPR Popular U.S. Popular, Inc.
Non-accrual loans:
Commercial
Commercial multi-family
$ 79 $ 8,700 $ 8,779 $ 1,991 $ - $ 1,991
Commercial real estate non-owner
occupied
6,429 8,015 14,444 8,745 1,117 9,862
Commercial real estate owner occupied
25,258 5,191 30,449 29,430 6,274 35,704
Commercial and industrial

19,335 1,748 21,083 32,826 3,772 36,598
Total Commercial

51,101 23,654 74,755 72,992 11,163 84,155
Construction - - - 6,378 - 6,378
Leasing 9,588 - 9,588 8,632 - 8,632
Mortgage 158,442 29,890 188,332 175,106 11,191 186,297
Consumer

Home equity lines of credit
- 3,393 3,393 - 3,733 3,733

Personal

20,269 1,741 22,010 19,031 2,805 21,836

Auto
51,792 - 51,792 45,615 - 45,615

Other
899 11 910 964 1 965
Total Consumer

72,960 5,145 78,105 65,610 6,539 72,149
Total non-performing

loans held-in-portfolio
292,091 58,689 350,780 328,718 28,893 357,611
Other real estate owned (“OREO”) 57,197 71 57,268 80,176 240 80,416
Total non-performing

assets
[1]
$ 349,288 $ 58,760 $ 408,048 $ 408,894 $ 29,133 $ 438,027
Accruing loans past due 90 days or more
[2]
$ 242,250 $ 190 $ 242,440 $ 268,362 $ 109 $ 268,471
Non-performing loans

to loans held-in-
portfolio

0.95% 1.02%
Interest Lost

15,565 18,697
[1] There were no non-performing loans held-for-sale

as of December 31, 2024 and December 31, 2023.
[2] It is the Corporation’s policy to report delinquent

residential mortgage loans insured by FHA or guaranteed

by the VA as accruing

loans past due 90
days or

more as

opposed to

non-performing

since the

principal repayment

is insured.

These balances

include $65

million of

residential

mortgage
loans insured

by FHA

or guaranteed

by the

VA

that are

no longer

accruing interest

as of

December 31,

2024 (December

31, 2023

- $106

million).
Furthermore,

at

December

31,2024

the

Corporation

had

approximately

$31

million

in

reverse

mortgage

loans

which

are

guaranteed

by

FHA,

but
which are currently not accruing

interest. Due to the guaranteed

nature of the loans, it

is the Corporation’s policy

to exclude these balances fr

om non-
performing assets (December 31, 2023 - $38 million).
For

the

year

ended

December

31,

2024,

total

inflows

of

NPLs

held-in-portfolio,

excluding

consumer

loans,

increased

by

$44.6
million, compared

to the

same period

in 2023.

Inflows of

NPLs held-in-portfolio at

the BPPR

segment decreased

by $21.7

million,
compared to the same period in 2023, mainly driven by lower commercial and construction inflows by $28.8 million and $9.3 million, respectively, in part offset by higher mortgage inflows by $16.4 million. Inflows of NPLs held-in-portfolio at the Popular U.S. segment increased by $66.3 million from the same period in 2023, mainly driven by higher commercial and mortgage inflows by $33.0 million and $33.3

million,

respectively.

The increase

in commercial

NPL inflows

was primarily

driven by

a single

$17.3 million

loan sold
during the fourth quarter of 2024. Meanwhile,

the rise in mortgage NPL inflows included the

impact of a recurring $17.1 million loan.
Tables 25 to 32 present the Corporation’s inflows to NPLs for the years ended 2024 and 2023.

Table 25 - Activity in Non

-Performing Loans Held-in-Portfolio (Excluding Consumer

Loans)
For the year ended December 31, 2024
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance

- NPLs
$ 254,476 $ 22,354 $ 276,830
Plus:
New non-performing loans 158,713 98,088 256,801
Advances on existing non-performing loans - 382 382
Less:
Non-performing loans transferred to OREO (16,572) (24) (16,596)
Non-performing loans charged-off (18,643) (1,885) (20,528)
Loans returned to accrual status / loan collections (168,431) (65,371) (233,802)
Ending balance - NPLs $ 209,543 $ 53,544 $ 263,087
Table 26 - Activity in Non

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
For the year ended December 31, 2024
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $72,992 $11,163 $84,155
Plus:
New non-performing loans 15,749 48,764 64,513
Advances on existing non-performing loans - 314 314
Less:
Non-performing loans transferred to OREO (358) - (358)
Non-performing loans charged-off (18,485) (1,867) (20,352)
Loans returned to accrual status / loan collections (18,797) (34,720) (53,517)
Ending balance - NPLs $51,101 $23,654 $74,755
Table 28 - Activity in Non

-Performing Commercial Loans Held-in-Portfolio
For the year ended December 31, 2023
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $82,171 10,868 $93,039
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
For the year ended December 31, 2024
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $6,378 $- $6,378
Less:
Loans returned to accrual status / loan collections (6,378) - (6,378)
Ending balance - NPLs $- $- $-

Table 30 -

Activity in Non-Performing Construction Loans Held-in

-Portfolio
For the year ended December 31, 2023
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $- $- $-
Plus:
New non-performing loans 9,284 - 9,284
Less:
Non-performing loans charged-off (2,537) - (2,537)
Loans returned to accrual status / loan collections (369) - (369)
Ending balance - NPLs $6,378 $- $6,378
Table 31 - Activity in Non

-Performing Mortgage Loans Held-in-Portfolio
For the year ended December 31,

2024
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $175,106 $11,191 $186,297
Plus:
New non-performing loans 142,964 49,324 192,288
Advances on existing non-performing loans - 68 68
Less:
Non-performing loans transferred to OREO (16,214) (24) (16,238)
Non-performing loans charged-off (158) (18) (176)
Loans returned to accrual status / loan collections (143,256) (30,651) (173,907)
Ending balance - NPLs $158,442 $29,890 $188,332
Table 32 - Activity in Non

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
or

more

and

delinquencies, as

a

percentage

of

their

related

portfolio

category

at

December

31,

2024

and

2023,

are

presented
below.
Table 33 - Loan Delinquencies
(Dollars in thousands) December 31, 2024 December 31, 2023
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Commercial

Commercial multi-family $ 15,826 $ 2,399,620 0.66% $ 13,657 $ 2,415,620 0.57%
Commercial real estate
non-owner occupied 24,925 5,363,235 0.46 17,051 5,087,421 0.34
Commercial real estate
owner occupied 42,311 3,157,746 1.34 69,239 3,080,635 2.25
Commercial and industrial 49,942 7,741,562 0.65 58,953 7,126,121 0.83
Total Commercial

133,004 18,662,163 0.71 158,900 17,709,797 0.90
Construction

1,039 1,263,792 0.08 6,378 959,280 0.66
Leasing 39,641 1,925,405 2.06 35,491 1,731,809 2.05
Mortgage [1] 798,130 8,114,183 9.84 859,537 7,695,917 11.17
Consumer

Credit cards

59,078 1,218,079 4.85 46,436 1,135,747 4.09
Home equity lines of credit 5,054 73,571 6.87 5,465 65,953 8.29
Personal

57,835 1,855,244 3.12 59,682 1,945,247 3.07
Auto

191,008 3,823,437 5.00 173,119 3,660,780 4.73
Other 3,930 171,778 2.29 3,063 160,441 1.91
Total Consumer

316,905 7,142,109 4.44 287,765 6,968,168 4.13
Loans held-for-sale - 5,423 - - 4,301 -
Total

$ 1,288,719 $ 37,113,075 3.47% $ 1,348,071 $ 35,069,272 3.84%
[1]

Loans delinquent 30 days or more includes $0.4 billion

of residential mortgage loans insured by FHA or guaranteed

by the VA as of December
31, 2024 (December 31, 2023 - $0.5 billion). Refer to Note

7 to the Consolidated Financial Statements for additional information of guaranteed loans.
Allowance for Credit Losses (“ACL”)
The ACL

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
in economic

conditions, and

in the

condition of

the various

markets in

which collateral

may be

sold, may

also affect

the required
level of

the allowance

for credit

losses. Consequently,

the business

financial condition,

liquidity,

capital, and

results of

operations
could also be affected.

On

December

31,

2024,

the

ACL

increased

by

$16.7

million

from

December

31,

2023

to

$746.0

million.

The

ACL

for

BPPR
increased by

$30.8 million,

driven by

a combined

$23.4 million

increase in

reserves for

the consumer

and lease

portfolios and

an
increase of $9.5

million in reserves

for commercial loans.

These increases were

mainly due to

a combination of

growth across the
different segments

and changes

in credit

quality trends

for the

credit cards

portfolios. In

PB, the

ACL decreased

by $14.1

million,
when compared

to December

31, 2023,

mainly due

to lower

reserves for

the commercial

portfolio resulting

from improvements

in
credit

quality,

as

well as

lower balances

in the

consumer portfolios.

The Corporation’s

ratio of

the allowance

for credit

losses to
loans held-in-portfolio was 2.01% on December 31, 2024, compared to 2.08% on December 31, 2023. The ratio of the allowance for credit losses to NPLs held-in-portfolio stood at 212.68%,

compared to 203.95% on December 31, 2023.
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

The

provision for

credit

losses

related

to

the

loans

held-in-portfolio for

the year

ended December

31,

2024,

was

$258.4 million,
compared to $201.5 million for the year ended December 30, 2023, largely driven by higher NCOs due to credit quality changes and commercial

loan

growth.

Refer

to

Note

8

–

Allowance

for

credit

losses

–

loans

held-in-portfolio

to

the

Consolidated

Financial
Statements, and to the Provision for Credit Losses

section of this MD&A for additional information.

Tables 34 to 35 details the allowance for credit losses by loan categories and the percentage it represents of total loans held-in-
portfolio and NPLs. The breakdown is made for analytical

purposes, and it is not necessarily indicative of the

categories in which
future loan losses may occur.

Table 34 - Allowance for Credit

Losses - Loan Portfolios
December 31, 2024
(Dollars in thousands) Total ACL
Total loans held-
in-portfolio
ACL to loans held-
in-portfolio
Total non-
performing loans
held-in-portfolio
ACL to non-
performing loans
held-in-portfolio
Commercial

Commercial multi-family
$ 9,236 $ 2,399,620 0.38% $ 8,779 105.21%

Commercial real estate non-owner occupied
54,494 5,363,235 1.02% 14,444 377.28%

Commercial real estate owner occupied
49,828 3,157,746 1.58% 30,449 163.64%

Commercial and industrial

146,006 7,741,562 1.89% 21,083 692.53%
Total Commercial

$ 259,564 $ 18,662,163 1.39% $ 74,755 347.22%
Construction 11,264 1,263,792 0.89% - N.M.
Leasing 16,419 1,925,405 0.85% 9,588 171.25%
Mortgage 82,409 8,114,183 1.02% 188,332 43.76%
Consumer

Credit cards
99,130 1,218,079 8.14% - N.M.

Home equity lines of credit
1,503 73,571 2.04% 3,393 44.30%

Personal

102,736 1,855,244 5.54% 22,010 466.77%

Auto
165,995 3,823,437 4.34% 51,792 320.50%

Other
7,004 171,778 4.08% 910 769.67%
Total Consumer

$ 376,368 $ 7,142,109 5.27% $ 78,105 481.87%
Total $ 746,024 $ 37,107,652 2.01% $ 350,780 212.68%
N.M. - Not meaningful.
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
2024 2023
% of loans % of loans
in each in each
category to category to
(Dollars in millions) ACL total loans ACL total loans
Commercial

Commercial multi-family
$9.2 6.5% $13.7 6.9
%

Commercial real estate non-owner occupied
54.5 14.5 65.4 14.5

Commercial real estate owner occupied
49.9 8.5 56.9 8.8

Commercial and industrial

146.0 20.8 122.4 20.3
Total Commercial

$259.6 50.3% $258.4 50.5%
Construction 11.3 3.4 12.7 2.7
Leasing 16.4 5.2 9.7 5.0
Mortgage

82.4 21.9 83.2 21.9
Consumer

Credit cards
99.1 3.3 80.5 3.2

Home equity lines of credit
1.5 0.2 2.0 0.2

Personal

102.7 5.0 117.8 5.5

Auto
166.0 10.2 157.9 10.4

Other Consumer

7.0 0.5 7.1 0.6
Total Consumer

$376.3 19.2% $365.3 19.9%
Total [1] $746.0 100.0% $729.3 100.0
%
[1] Note: For purposes of this table the term loans refers to loans held-in-portfolio excluding loans held-for-sale.
The following

table presents

net charge-offs

to average

loans held-in-portfolio

(“HIP”) ratios

by loan

category for

the years

ended
December 31, 2024 and 2023:
Table 37 - Net Charge-Offs

(Recoveries) to Average Loans HIP
December 31, 2024 December 31, 2023
BPPR Popular U.S. Popular Inc. BPPR Popular U.S. Popular Inc.
Commercial

0.17% 0.04% 0.11% (0.10) % 0.02% (0.05) %
Construction

(0.59) (0.01) (0.10) 1.59 - 0.32
Mortgage

(0.21) (0.01) (0.18) (0.22) (0.02) (0.19)
Leasing 0.67 - 0.67 0.43 - 0.43
Consumer

3.06 7.44 3.20 2.18 6.20 2.35
Total

0.89% 0.18% 0.68% 0.55% 0.19% 0.44%
NCOs for the year ended December 31, 2024,

amounted to $241.8 million, increasing by $95.4 million when compared to the same
period in 2023.

The BPPR segment

increased by $95.4

million mainly driven

by higher consumer

and commercial NCOs

by $68.6

million and $25.4 million, respectively. The consumer NCOs continue to gradually increase mainly due to credit quality changes. The
PB segment NCOs remained flat year-over-year.

Loan Modifications
For the twelve months ended December 31, 2024,

modified loans to borrowers with financial difficulty

amounted to $455 million, of
which $430 million were in accruing status. The

BPPR segment’s modifications to borrowers with financial

difficulty amounted to
$441 million, mainly comprised of commercial and mortgage

loans of $358 million and $66 million, respectively. A total of $44 million
of the mortgage modifications were related to government

guaranteed loans. The Popular U.S. segment’s modifications

to
borrowers with financial difficulty amounted to $14 million,

of which $12 million were commercial loans.
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
The

Enterprise

Risk

Management

Department

has

established

a

process

to

ensure

that

an

appropriate

standard

readiness
assessment is performed before we launch a new product or service. Similar procedures are performed by the Treasury Division for transactions involving

the purchase

and sale

of assets,

and by

the Mergers

and Acquisitions

Division for

acquisition transactions.
The Enterprise Risk Management Department has a Corporate Issues

Management Policy to promote on time remediation of issues
and increase the

governance and transparency around

the number and

the severity of

issues identified for each

business unit and
corporate

function

by

all

sources.

The

Enterprise

Risk

Management

Department

also

has

a

Corporate

Regulatory

Change
Management Program

to

oversee,

on

a

risk

basis,

the

implementation of

laws

and

regulations by

the

appropriate

business and
support areas.
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
The Corporate Compliance

Committee, comprised of

senior management team

members and representatives

from the Regulatory
and Financial

Compliance Division

and the

Financial Crimes

Compliance Division,

among others,

are responsible

for overseeing
and

assessing

the

adequacy

of

the

risk

management

processes

that

support

Popular’s

compliance

program

for

identifying,
assessing,

measuring,

monitoring,

testing,

mitigating,

and

reporting

compliance

risks.

They

also

supervise

Popular’s

reporting
obligations

under

the

compliance

program

to

assess

the

adequacy,

consistency

and

timeliness

of

the

reporting

of

compliance-
related risks across the Corporation.

The Regulatory Affairs

team is responsible

for maintaining an

open dialog with

the banking regulatory

agencies to have

regulatory
risks properly identified, measured, monitored, as well as communicated to the appropriate regulatory agency as necessary to keep
them apprised of material matters within the purview

of these agencies.
The

Credit

Strategy

Committee,

composed

of

senior

level

management

representatives

from

the

business

lines

and

corporate
functions, and the Corporate Credit Risk Management Division,

are responsible for monitoring credit risk management

activities both
at

the corporate

level

and

across all

Popular subsidiaries

providing for

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
subsidiaries providing

for the

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

The

Corporation has

also

established

a

Corporate Sustainability

Committee

whose

purpose

and

responsibility is

to

oversee the
Corporation’s sustainability efforts and support the development and consistent application of policies, strategies and guidelines that measure and

manage sustainability

matters and

risks. The

Corporate Sustainability

Committee also

assesses environmental

and
social considerations

with respect

to certain

commercial credit

applications, in

accordance with

the applicable

Commercial Credit
Policy and Commercial Credit Manuals of BPPR

and PB.
The processes

of strategic

risk planning

and the

evaluation of

reputational risk

are on-going

processes through

which continuous
data gathering and analysis are performed. In order to have strategic risks properly identified and monitored, the Corporate Strategy and Transformation Division, which

reports to the Corporation’s

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

Statistical Summary 2024-2023
Statements of Financial Condition
At December 31,
(In thousands) 2024 2023
Assets:

Cash and due from banks $ 419,638 $ 420,462
Money market investments:

Time deposits with other banks

6,380,948 6,998,871
Total money market investments 6,380,948 6,998,871
Trading account debt securities, at fair value 32,831 31,568
Debt securities available-for-sale, at fair

value
18,245,903 16,729,044
Debt securities held-to-maturity, at amortized cost 7,758,077 8,194,335
Less – Allowance for credit losses 5,317 5,780
Debt securities held-to-maturity, net 7,752,760 8,188,555
Equity securities 208,166 193,726
Loans held-for-sale, at fair value 5,423 4,301
Loans held-in-portfolio:
Loans held-in-portfolio 37,522,995 35,420,879
Less – Unearned income 415,343 355,908

Allowance for credit losses
746,024 729,341
Total loans held-in-portfolio, net 36,361,628 34,335,630
Premises and equipment, net 601,787 565,284
Other real estate

57,268 80,416
Accrued income receivable 263,389 263,433
Mortgage servicing rights, at fair value 108,103 118,109
Other assets 1,797,759 2,014,564
Goodwill 802,954 804,428
Other intangible assets 6,826 9,764
Total assets $ 73,045,383 $ 70,758,155
Liabilities and Stockholders’ Equity
Liabilities:

Deposits:

Non-interest bearing $ 15,139,555 $ 15,419,624
Interest bearing 49,744,790 48,198,619
Total deposits 64,884,345 63,618,243
Assets sold under agreements to repurchase 54,833 91,384
Other short-term borrowings 225,000 -
Notes payable 896,293 986,948
Other liabilities 1,371,846 914,627
Total liabilities 67,432,317 65,611,202
Stockholders’ equity:
Preferred stock 22,143 22,143
Common stock 1,048 1,048
Surplus 4,908,693 4,843,399
Retained earnings 4,570,957 4,194,851
Treasury stock – at cost (2,228,535) (2,018,957)
Accumulated other comprehensive loss, net

of tax
(1,661,240) (1,895,531)
Total stockholders’ equity

5,613,066 5,146,953
Total liabilities and stockholders’ equity $ 73,045,383 $ 70,758,155

Statistical Summary 2022-2024
Statements of Operations
For the years ended December 31,
(In thousands) 2024 2023 2022
Interest income:
Loans $ 2,626,058 $ 2,331,654 $ 1,876,166
Money market investments 352,195 366,625 118,080
Investment securities 695,010 547,028 471,665
Total interest income 3,673,263 3,245,307 2,465,911
Less - Interest expense 1,390,975 1,113,783 298,552
Net interest income 2,282,288 2,131,524 2,167,359
Provision for credit losses

256,942 208,609 83,030
Net interest income after provision for

credit losses

2,025,346 1,922,915 2,084,329
Mortgage banking activities 19,059 21,497 42,450
Net (loss) gain, including impairment, on

equity securities
(1,583) 3,482 (7,334)
Net gain (loss) on trading account debt securities 1,445 1,382 (784)
Net gain (loss) on sale of loans, including

valuation adjustments on loans held-for-sale
440 (115) -
Adjustment to indemnity reserves on loans

sold
1,266 2,319 919
Other non-interest income 638,282 622,159 861,811
Total non-interest income 658,909 650,724 897,062
Operating expenses:

Personnel costs 820,451 778,045 719,764
All other operating expenses 1,067,186 1,120,055 1,026,656
Total operating expenses 1,887,637 1,898,100 1,746,420
Income before income tax

796,618 675,539 1,234,971
Income tax expense 182,406 134,197 132,330
Net Income $ 614,212 $ 541,342 $ 1,102,641
Net Income Applicable to Common Stock

$ 612,800 $ 539,930 $ 1,101,229

Statistical Summary 2024-2022
Average Balance Sheet and Summary of

Net Interest Income
On a Taxable Equivalent

Basis*
2024 2023 2022
(Dollars in thousands)
Average
Balance
Interest

Average
Rate

Average
Balance
Interest

Average
Rate

Average
Balance
Interest

Average
Rate

Assets
Interest earning assets:
Money market investments $ 6,640,514 $ 352,195 5.30% $ 7,051,718 $ 366,625 5.20% $ 9,530,698 $ 118,079 1.24%
U.S.

Treasury securities
21,047,129 654,712 3.11 20,305,488 441,179 2.17 21,141,431 448,961 2.12
Obligations of U.S.

Government

sponsored entities - - - - - - 41 2 5.66
Obligations of Puerto Rico, States
and political subdivisions 59,668 6,215 10.42 64,682 5,863 9.06 67,965 7,824 11.51
Collateralized mortgage obligations and

mortgage-backed securities
6,642,953 136,016 2.05 7,360,071 157,196 2.14 8,342,672 198,566 2.38
Other

205,711 11,514 5.60 196,226 11,519 5.87 190,489 8,925 4.68
Total investment securities 27,955,461 808,457 2.89 27,926,467 615,757 2.20 29,742,598 664,278 2.23
Trading account securities 30,250 1,583 5.23 31,876 1,377 4.32 51,357 3,049 5.94
Loans (net of unearned income) 35,701,240 2,684,598 7.52 33,164,961 2,387,351 7.20 30,405,280 1,924,895 6.33
Total interest earning

assets/Interest
income $ 70,327,465 $ 3,846,833 5.47% $ 68,175,022 $ 3,371,110 4.94% $ 69,729,933 $ 2,710,301 3.89%
Total non-interest

earning assets
3,072,814 3,059,214 3,078,671
Total assets $ 73,400,279 $ 71,234,236 $ 72,808,604
Liabilities and Stockholders' Equity

Interest bearing liabilities:
Savings, NOW,

money market and
other

interest bearing demand accounts
$ 40,476,544 $ 1,046,100 2.58% $ 39,463,481 $ 862,981 2.19% $ 41,769,576 $ 191,064 0.46%
Time deposits 8,902,700 290,021 3.26 7,775,846 187,043 2.41 6,853,127 61,781 0.90
Federal funds purchased 6,011 322 5.36 6 - 5.25 7 - 3.92
Securities purchased under agreement
to resell
70,145 3,900 5.56 115,808 6,019 5.20 107,305 2,309 2.15
Other short-term borrowings 8,402 454 5.40 27,302 1,310 4.80 99,083 3,428 3.46
Notes payable

961,886 50,178 5.22 1,109,163 56,430 5.09 938,778 39,970 4.26

Total interest bearing

liabilities/Interest
expense 50,425,688 1,390,975 2.76 48,491,606 1,113,783 2.30 49,767,876 298,552 0.60

Total non-interest

bearing liabilities
15,921,398 16,142,027 17,031,503
Total liabilities 66,347,086 64,633,633 66,799,379
Stockholders' equity

7,053,193 6,600,603 6,009,225
Total liabilities and

stockholders' equity
$ 73,400,279 $ 71,234,236 $ 72,808,604
Net interest income on a taxable
equivalent basis $ 2,455,858 $ 2,257,327 $ 2,411,749
Cost of funding earning assets 1.98% 1.63% 0.43%
Net interest margin 3.49% 3.31% 3.46%
Effect of the taxable equivalent
adjustment 173,570 125,803 244,390
Net interest income per books $ 2,282,288 $ 2,131,524 $ 2,167,359
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

2024.

In

making

this

assessment,

management

used

the

criteria

set

forth

in

the

Internal

Control-Integrated
Framework (2013) issued by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2024 based on the

criteria referred to above.
The Corporation’s

independent registered

public accounting

firm,
PricewaterhouseCoopers LLP
,

has audited

the effectiveness

of
the Corporation’s

internal control

over financial

reporting as

of December

31, 2024,

as stated

in their

report dated

March 3,

2025
which appears herein.
Ignacio Alvarez Jorge J. García
Chief Executive Officer Executive Vice President
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

2024

and

2023,

and

the

related

consolidated

statements

of
operations, comprehensive income (loss),

changes in stockholders’ equity

and cash flows for

each of the three

years
in

the

period

ended

December

31,

2024,

including

the

related

notes

(collectively

referred

to

as

the

“consolidated
financial

statements”).

We

also

have

audited

the

Corporation's

internal

control

over

financial

reporting

as

of
December

31, 2024,

based on

criteria

established in

Internal Control

- Integrated

Framework (2013)

issued

by the
Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In

our

opinion,

the

consolidated

financial

statements

referred

to

above

present

fairly,

in

all

material

respects,

the
financial position of the Corporation as of

December 31, 2024 and 2023, and the

results of its operations and its cash
flows

for

each

of

the

three

years

in

the

period

ended

December

31,

2024

in

conformity with

accounting

principles
generally accepted

in the

United States

of America.

Also in

our opinion,

the Corporation

maintained,

in all

material
respects, effective

internal control over

financial reporting as

of December 31,

2024, based on

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

31, 2024, the allowance

for credit losses

was $746
million

on

total

loans

of

$37

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

scenarios

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

to estimate
current

expected

credit

losses

and

reasonableness

of

the

qualitative

adjustments

to

Puerto

Rico

commercial
portfolios allowance for credit losses.
San Juan, Puerto Rico
March 3, 2025
We have served as the Corporation’s auditor since 1971, which includes periods before the Corporation became subject to SEC reporting requirements
Stamp DLLP216-99 of the P.R. Society of
Certified Public Accountants is affixed to
the original of this report

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
[UNAUDITED]
December 31, December 31,
(In thousands, except share information) 2024 2023
Assets:
Cash and due from banks $
419,638
$
420,462
Money market investments:

Time deposits with other banks

6,380,948
6,998,871
Total money market investments
6,380,948
6,998,871
Trading account debt securities, at fair value
32,831
31,568
Debt securities available-for-sale, at fair

value:
Pledged securities with creditors’ right to repledge

30,486
72,827
Other debt securities available-for-sale
18,215,417
16,656,217
Debt securities available-for-sale
18,245,903
16,729,044
Debt securities held-to-maturity, at amortized cost:
Pledged securities with creditors’ right to repledge

27,405
27,083
Other debt securities held-to-maturity
7,730,672
8,167,252
Debt securities held-to-maturity (fair

value 2024 - $
7,682,664
; 2023 - $
8,159,385
)
7,758,077
8,194,335
Less – Allowance for credit losses
5,317
5,780
Debt securities held-to-maturity, net
7,752,760
8,188,555
Equity securities (realizable value 2024 -

$
208,663
; 2023 - $
194,641
)
208,166
193,726
Loans held-for-sale, at fair value
5,423
4,301
Loans held-in-portfolio
37,522,995
35,420,879
Less – Unearned income
415,343
355,908

Allowance for credit losses
746,024
729,341
Total loans held-in-portfolio, net
36,361,628
34,335,630
Premises and equipment, net
601,787
565,284
Other real estate
57,268
80,416
Accrued income receivable
263,389
263,433
Mortgage servicing rights, at fair value
108,103
118,109
Other assets
1,797,759
2,014,564
Goodwill
802,954
804,428
Other intangible assets
6,826
9,764
Total assets $
73,045,383
$
70,758,155
Liabilities and Stockholders’ Equity
Liabilities:

Deposits:
Non-interest bearing $
15,139,555
$
15,419,624
Interest bearing
49,744,790
48,198,619
Total deposits
64,884,345
63,618,243
Assets sold under agreements to repurchase
54,833
91,384
Other short-term borrowings
225,000
-
Notes payable
896,293
986,948
Other liabilities
1,371,846
914,627
Total liabilities
67,432,317
65,611,202
Commitments and contingencies (Refer

to Note 23)

Stockholders’ equity:

Preferred stock,
30,000,000

shares authorized;
885,726

shares issued and outstanding (2023 -
885,726
)
22,143
22,143
Common stock, $
0.01

par value;
170,000,000

shares authorized;
104,849,460

shares issued (2023 -
104,767,348
) and
70,141,291

shares outstanding (2023 -
72,153,621
)
1,048
1,048
Surplus
4,908,693
4,843,399
Retained earnings
4,570,957
4,194,851
Treasury stock - at cost,
34,708,169

shares (2023 -
32,613,727
)

(2,228,535)
(2,018,957)
Accumulated other comprehensive loss, net

of tax

(1,661,240)
(1,895,531)
Total stockholders’ equity

5,613,066
5,146,953
Total liabilities and stockholders’ equity $
73,045,383
$
70,758,155
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF OPERATIONS
Years ended December 31,
(In thousands, except per share information) 2024 2023 2022
Interest income:
Loans $
2,626,058
$
2,331,654
$
1,876,166
Money market investments
352,195
366,625
118,080
Investment securities
695,010
547,028
471,665
Total interest income
3,673,263
3,245,307
2,465,911
Interest expense:
Deposits
1,336,121
1,050,024
252,845
Short-term borrowings
4,676
7,329
5,737
Long-term debt
50,178
56,430
39,970
Total interest expense
1,390,975
1,113,783
298,552
Net interest income
2,282,288
2,131,524
2,167,359
Provision for credit losses

256,942
208,609
83,030
Net interest income after provision for credit losses

2,025,346
1,922,915
2,084,329
Service charges on deposit accounts
151,343
147,476
157,210
Other service fees
389,233
374,440
334,009
Mortgage banking activities (Refer to Note 9)
19,059
21,497
42,450
Net (loss) gain, including impairment on equity securities
(1,583)
3,482
(7,334)
Net gain (loss) on trading account debt securities
1,445
1,382
(784)
Net gain (loss) on sale of loans, including

valuation adjustments on loans
held-for-sale
440
(115)
-
Adjustments to indemnity reserves on loans sold
1,266
2,319
919
Other operating income
97,706
100,243
370,592
Total non-interest income
658,909
650,724
897,062
Operating expenses:
Personnel costs
820,451
778,045
719,764
Net occupancy expenses
111,430
111,586
106,169
Equipment expenses
33,424
37,057
35,626
Other taxes
66,046
55,926
63,603
Professional fees
125,822
161,142
172,043
Technology and software expenses
329,061
290,615
291,902
Processing and transactional services
142,677
138,070
127,145
Communications
18,899
16,664
14,885
Business promotion
101,930
94,926
88,918
FDIC deposit insurance
54,626
105,985
26,787
Other real estate owned (OREO) income
(18,124)
(15,375)
(22,143)
Other operating expenses
98,457
97,279
109,446
Amortization of intangibles
2,938
3,180
3,275
Goodwill impairment charge
-
23,000
9,000
Total operating expenses
1,887,637
1,898,100
1,746,420
Income before income tax
796,618
675,539
1,234,971
Income tax expense
182,406
134,197
132,330
Net Income $
614,212
$
541,342
$
1,102,641
Net Income Applicable to Common Stock $
612,800
$
539,930
$
1,101,229
Net Income per Common Share – Basic $
8.56
$
7.53
$
14.65
Net Income per Common Share – Diluted $
8.56
$
7.52
$
14.63
The accompanying notes are an integral part of

these consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)
Years ended December 31,

(In thousands) 2024 2023 2022
Net income $
614,212
$
541,342
$
1,102,641
Other comprehensive income (loss) before

tax:
Foreign currency translation adjustment
(6,837)
(7,793)
10,572
Adjustment of pension and postretirement

benefit plans
22,652
23,052
7,811
Amortization of net losses
14,471
19,253
15,644
Unrealized net holding gains (losses) on debt

securities arising during the period

101,442
391,633
(2,539,421)
Reclassification adjustment for gains included

in net income
-
-
-
Amortization of unrealized losses of debt

securities transfer from available-for-sale

to
held-to-maturity

179,563
172,883
41,642
Unrealized net gains (losses) on cash flow

hedges
-
(30)
3,719
Reclassification adjustment for net (gains)

losses included in net income
-
(41)
(960)
Other comprehensive income (loss) before

tax
311,291
598,957
(2,460,993)
Income tax (expense) benefit
(77,000)
30,440
261,134
Total other comprehensive income (loss), net of tax
234,291
629,397
(2,199,859)
Comprehensive income (loss), net of tax $
848,503
$
1,170,739
$
(1,097,218)
Tax effect allocated to each component of other comprehensive income (loss):
Years ended December 31,

(In thousands) 2024 2023 2022
Adjustment of pension and postretirement

benefit plans
$
(8,495)
$
(8,644)
$
(2,929)
Amortization of net losses
(5,427)
(7,219)
(5,867)
Unrealized net holding gains (losses) on debt

securities arising during the period

(27,165)
80,854
278,324
Reclassification adjustment for gains included

in net income
-
-
-
Amortization of unrealized losses of debt

securities transferred from available-for-sale

to
held-to-maturity

(35,913)
(34,577)
(8,328)
Unrealized net gains (losses) on cash flow

hedges
-
11
(612)
Reclassification adjustment for net (gains)

losses included in net income
-
15
546
Income tax (expense) benefit $
(77,000)
$
30,440
$
261,134
The accompanying notes are an integral

part of these consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
Accumulated

other
Common

Preferred Retained Treasury comprehensive
(In thousands) stock stock Surplus earnings stock loss Total
Balance at December 31, 2021 $
1,046
$
22,143
$
4,650,182
$
2,973,745
$
(1,352,650)
$
(325,069)
$
5,969,397
Net income
1,102,641
1,102,641
Issuance of stock
1
5,836
5,837
Dividends declared:
Common stock [1]
(163,693)
(163,693)
Preferred stock
(1,412)
(1,412)
Common stock purchases [2]
53,592
(691,256)
(637,664)
Stock based compensation
4,450
13,728
18,178
Other comprehensive loss, net of tax
(2,199,859)
(2,199,859)
Transfer to statutory reserve
76,933
(76,933)
-
Balance at December 31, 2022 $
1,047
$
22,143
$
4,790,993
$
3,834,348
$
(2,030,178)
$
(2,524,928)
$
4,093,425
Cumulative effect of accounting change
28,752
28,752
Net income
541,342
541,342
Issuance of stock
1
6,310
6,311
Dividends declared:
Common stock [1]
(163,664)
(163,664)
Preferred stock
(1,412)
(1,412)
Common stock purchases
(4,550)
(4,550)
Stock based compensation
1,581
15,771
17,352
Other comprehensive income, net of tax
629,397
629,397
Transfer to statutory reserve
44,515
(44,515)
-
Balance at December 31, 2023 $
1,048
$
22,143
$
4,843,399
$
4,194,851
$
(2,018,957)
$
(1,895,531)
$
5,146,953
Net income
614,212
614,212
Issuance of stock
6,860
6,860
Dividends declared:
Common stock [3]
(183,854)
(183,854)
Preferred stock
(1,412)
(1,412)
Common stock purchases
(224,626)
(224,626)
Stock based compensation
5,594
15,048
20,642
Other comprehensive income, net of tax
234,291
234,291
Transfer to statutory reserve
52,840
(52,840)
-
Balance at December 31, 2024 $
1,048
$
22,143
$
4,908,693
$
4,570,957
$
(2,228,535)
$
(1,661,240)
$
5,613,066
[1]
Dividends declared per common share during the year ended

December 31, 2024 - $
2.56

(2023 - $
2.27
; 2022 - $
2.20
).
[2]
During the year ended

December 31, 2022,

the Corporation completed

two accelerated share

repurchase transactions with

respect to its common
stock, which were

accounted for

as a treasury

stock transactions.

The aggregate

amount of both

transactions was

$
631

million. Refer

to Note 19
for additional information.
[3]
Includes common

stock repurchases

of $
217.3

million

as part

of a

repurchase

authorization

up to

$
500

million.

Refer to

Note

19 for

additional
information.
Years ended December

31,
Disclosure of changes in number of shares: 2024 2023 2022
Preferred Stock:
Balance at beginning and end of year
885,726
885,726
885,726
Common Stock:
Balance at beginning of year
104,767,348
104,657,522
104,579,334
Issuance of stock
82,112
109,826
78,188
Balance at end of year
104,849,460
104,767,348
104,657,522
Treasury stock
(34,708,169)
(32,613,727)
(32,803,802)
Common Stock – Outstanding
70,141,291
72,153,621
71,853,720
The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
Years ended December

31,
(In thousands) 2024 2023 2022
Cash flows from operating activities:
Net income $
614,212
$
541,342
$
1,102,641
Adjustments to reconcile net income to net cash provided

by operating activities:
Provision for credit losses
256,942
208,609
83,030
Goodwill impairment charge
-
23,000
9,000
Amortization of intangibles
2,938
3,180
3,275
Depreciation and amortization of premises and equipment
57,078
58,507
55,107
Net accretion of discounts and amortization of premiums and

deferred fees

(252,413)
(45,249)
29,120
Interest capitalized on loans subject to the temporary payment moratorium or loss mitigation
alternatives
(7,109)
(9,868)
(11,521)
Share-based compensation
19,676
16,773
16,727
Impairment losses on right-of-use and long-lived assets
-
-
2,233
Fair value adjustments on mortgage servicing rights
11,370
12,339
(166)
Fair value adjustment for contingent consideration
-
-
(9,241)
Adjustments to indemnity reserves on loans sold
(1,266)
(2,319)
(919)
Earnings from investments under the equity method, net

of dividends or distributions
(23,541)
(27,450)
(29,522)
Deferred income tax expense (benefit)
23,711
(43,139)
(33,129)
(Gain) loss on:
Disposition of premises and equipment and other productive

assets
(7,558)
(12,756)
(9,453)
Proceeds from insurance claims
-
(145)
-
Sale of loans, including valuation adjustments on loans

held-for-sale and mortgage banking
activities
(758)
203
252
Sale of equity method investment

-
(152)
(8,198)
Sale of stock in equity method investee
(551)
-
-
Disposition of stock as part of the Evertec Transactions
-
-
(240,412)
Sale of foreclosed assets, including write-downs
(17,953)
(22,665)
(33,008)
Acquisitions of loans held-for-sale
(6,886)
(7,639)
(122,363)
Proceeds from sale of loans held-for-sale
47,809
44,734
64,542
Net originations on loans held-for-sale
(49,579)
(68,310)
(202,913)
Net decrease (increase) in:
Trading debt securities
13,898
33,500
353,301
Equity securities
(6,847)
(11,341)
54
Accrued income receivable

216
(23,238)
(62,932)
Other assets
30,043
24,200
76,589
Net increase (decrease) in:
Interest payable
1,622
19,814
6,061
Pension and other postretirement benefits obligation
8,463
16,092
(2,893)
Other liabilities
(38,795)
(41,410)
(20,724)
Total adjustments
60,510
145,270
(88,103)
Net cash provided by operating activities
674,722
686,612
1,014,538
Cash flows from investing activities:

Net decrease (increase) in money market investments
620,578
(1,383,821)
11,922,703
Purchases of investment securities:
Available-for-sale
(34,339,865)
(16,707,264)
(22,232,278)
Held-to-maturity
-
(8,615)
(1,879,443)
Equity
(27,216)
(18,477)
(48,921)
Proceeds from calls, paydowns, maturities and redemptions

of investment securities:
Available-for-sale
33,789,182
18,215,910
20,143,921
Held-to-maturity
659,543
458,806
9,826
Proceeds from sale of investment securities:
Equity
19,623
31,946
42,990
Net disbursements on loans
(1,636,569)
(2,475,837)
(2,237,084)
Proceeds from sale of loans
42,287
135,231
141,314
Acquisition of loan portfolios
(668,215)
(770,493)
(753,684)
Return of capital from equity method investments
279
249
681
Payments to acquire equity method investments
(1,250)
(1,500)
(1,625)
Proceeds from sale of equity method investment
-
152
8,198
Proceeds from sale of stock in equity method investee
4,489
-
-
Proceeds from disposition of stock as part of the Evertec Transactions
-
-
219,883

Acquisition of premises and equipment
(213,412)
(208,044)
(103,789)
Proceeds from insurance claims
-
145
-
Proceeds from sale of:
Premises and equipment and other productive assets
8,890
8,658
10,305
Foreclosed assets
109,182
109,547
107,203
Net cash (used in) provided by investing activities
(1,632,474)
(2,613,407)
5,350,200
Cash flows from financing activities:

Net increase (decrease) in:
Deposits
1,261,053
2,365,451
(5,770,261)
Assets sold under agreements to repurchase

(36,551)
(57,225)
57,006
Other short-term borrowings
225,000
(365,000)
290,000
Payments of notes payable
(91,943)
(343,261)
(103,147)
Principal payments of finance leases
(3,977)
(5,360)
(3,346)
Proceeds from issuances of notes payable
-
441,705
-
Proceeds from issuances of common stock
6,860
6,311
5,837
Dividends paid
(180,461)
(159,860)
(161,516)
Net payments for repurchase of common stock
(213,922)
(461)
(631,893)
Payments related to tax withholding for share-based compensation
(6,476)
(4,089)
(5,771)
Net cash provided by (used in) financing activities
959,583
1,878,211
(6,323,091)
Net increase (decrease) in cash and due from banks, and

restricted cash
1,831
(48,584)
41,647
Cash and due from banks, and restricted cash at beginning

of period
427,575
476,159
434,512
Cash and due from banks, and restricted cash at end of period $
429,406
$
427,575
$
476,159
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations 119
Note 2 - Summary of Significant Accounting Policies 120
Note 3 - New Accounting Pronouncements 130
Note 4 - Restrictions on Cash and Due from Banks and Certain Securities 134
Note 5 - Debt Securities Available-For-Sale 135
Note 6 - Debt Securities Held-to-Maturity 138
Note 7 - Loans 142
Note 8 - Allowance for Credit Losses – Loans Held-In-Portfolio 152
Note 9 - Mortgage Banking Activities 185
Note 10 -
Transfers of Financial Assets and Mortgage

Servicing Assets
186
Note 11 - Premises and Equipment 189
Note 12 - Other Real Estate Owned 190
Note 13 - Other Assets 191
Note 14 -
Goodwill and Other Intangible Assets

193
Note 15 - Deposits 197
Note 16 - Borrowings 198
Note 17 - Trust Preferred Securities 201
Note 18 - Other Liabilities 202
Note 19 - Stockholders’ Equity 203
Note 20 - Regulatory Capital Requirements 205
Note 21 -
Other Comprehensive Income (Loss)

208
Note 22 - Guarantees 210
Note 23 - Commitments and Contingencies 212
Note 24-
Non-consolidated Variable Interest

Entities
216
Note 25 - Derivative Instruments and Hedging Activities 218
Note 26 - Related Party Transactions 221
Note 27 - Fair Value Measurement 223
Note 28 - Fair Value of Financial Instruments 232
Note 29 - Employee Benefits 235
Note 30 - Net Income per Common Share 243
Note 31 - Revenue from Contracts with Customers 244
Note 32 - Leases 246
Note 33 - Stock-Based Compensation 248
Note 34 - Income Taxes 251
Note 35 -
Supplemental Disclosure on the Consolidated Statements of Cash

Flows
256
Note 36 - Segment Reporting 257
Note 37 -
Popular, Inc. (Holding company only)

Financial Information
262

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

subsidiaries.

Tax impact on Intercompany Distributions
The net income for

the year ended December

31, 2024 included $
22.9

million of expenses, of

which $
16.5

million was reflected in
income tax

expense and $
6.4

million was

reflected in

other operating expenses,

related to an

out-of-period adjustment associated
with the

Corporation’s U.S. subsidiary’s

non-payment of taxes

on certain intercompany

distributions to the

Bank Holding Company
(BHC) in

Puerto Rico,

a foreign

corporation for

U.S. tax

purposes. The

adjustment corrected

errors for

income tax

expense that
should have

been recognized

of $
5.5

million and

$
5.4

million in

the years

2023 and

2022, respectively,

and an

aggregate of

$
5.6
million, in the years prior to 2022. The $
6.4

million recognized as other operating expense corresponded to interest due up to March
31, 2024 on the related late payment of the withholding tax, of which approximately $
3.0

million corresponded to years prior to 2022.
As a result of this adjustment, the deferred

tax asset related to NOL of the BHC

and its related valuation allowance was reduced by
$
52.2

million.

The

Corporation

evaluated

the

impact

of

the

out-of-period

adjustment

and

concluded

it

was

not

material

to

any
previously issued interim or annual consolidated financial

statements.

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

interest in

the acquiree

at the

acquisition date

are measured

at their

fair values

as of

the acquisition

date. The
acquisition

date

is

the

date

the

acquirer

obtains

control.

Transaction

costs

are

expensed

as

incurred.

Contingent

consideration
classified as an asset

or a liability is remeasured to

fair value at each reporting

date until the contingency is

resolved. The changes
in fair

value of

the contingent

consideration are

recognized in

earnings unless

the arrangement

is a

hedging instrument

for which
changes are initially recognized in other comprehensive income (loss). The Corporation did not engage in any business combination
activities during the years ended December 31,

2024 and 2023.

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

(loss),
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
at

a

specified

price

or

yield.

Based

on

the

election

to

apply

fair

value

accounting

for

its

mortgage

loans

held

for

sale,

hedge
accounting

is

not

used

for

these

forward

contracts

and

changes

in

the

fair

value

of

the

loans

are

expected

to

be

offset

by

the
changes in the fair value of the forward

contract, both of which are recorded through net

income (loss).
For non-exchange

traded contracts,

fair value

is based

on dealer

quotes, pricing

models, discounted

cash flow

methodologies or
similar techniques for which the determination of

fair value may require significant management judgment

or estimation.

The fair value of derivative instruments considers

the risk of non-performance by the counterparty

or the Corporation, as applicable.

The Corporation obtains or pledges collateral in

connection with its derivative activities when applicable

under the agreement.
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
A modification

is subject to

disclosure under ASC

Topic

326 when the

Corporation separately concludes

that both

of the

following
conditions exist: 1) the

debtor is experiencing financial difficulties

and 2) the modification

constitutes a reduction in

the interest rate
on the

loan, a

payment extension,

a forgiveness

of principal,

a more-than-insignificant

payment delay,

or a

combination of

these.
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

2024,
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

2 years for

PR portfolios, gradually

reverting over a

3-years horizon to

historical macroeconomic variables at
the

model

input

level.

For

the

U.S.

portfolio,

the

reasonable

and

supportable

period

considers

the

contractual

life

of

the

asset,
impacted by

prepayments, except for

the U.S.

CRE portfolio. The

U.S. CRE portfolio

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

others.

The ACL

also includes

a qualitative

framework that

addresses two

main components:

losses that

are expected

but not

captured
within the quantitative modeling framework and model imprecision. In order to identify potential losses that are not captured through
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
years ended December 31, 2024, 2023, and 2022.
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

over the fixed,
non-cancelable terms

of the

respective lease

contracts or

the

estimated useful

lives

of the

asset, whichever

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
are updated by

accruing or reversing expense

(categorized in the line

item “Adjustments (expense) to

indemnity reserves on loans
sold”

in

the

Consolidated

Statements

of

Operations)

throughout

the

life

of

the

loan,

as

necessary,

when

additional

relevant
information

becomes

available.

The

methodology

used

to

estimate

the

recourse

liability

considers

current

conditions,
macroeconomic expectations through a 2-years reasonable and supportable period, gradually reverting to historical macroeconomic variables at the model input level over a 3-year period, portfolio composition by risk characteristics, amongst other factors. Statistical methods are used

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

Refer to the disclosure of accumulated other comprehensive

income (loss) included in Note 21.
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

Note 3 - New accounting pronouncements

Recently Adopted Accounting Standards Updates
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2023-07,
Segment Reporting (Topic
280) - Improvements to
Reportable Segment
Disclosures
The

Financial Accounting

Standards Board
("FASB")

issued

Accounting

Standard
Update

("ASU")

2023-07

in

November
2023,

which

amends

ASC

Topic

280

by
requiring disclosure

of the

position and

title
of

the

chief

operating

decision

maker
(“CODM”)

and

how

the

CODM

uses

each
reported measure of segment’s profit or loss
to

allocate

resources

to

the

segment.

The
standard

also

requires

additional
disclosures

about

significant

segment
expenses.
For fiscal years
beginning on
January 1, 2024
For interim periods
within fiscal years
beginning after
January 1, 2025
The Corporation adopted ASU

2023-07
for

it's

Consolidated

Financial
Statements included in

this Form 10-K.
The

adoption

of

this

standard

resulted
in

the

inclusion

of

the

additional

required

disclosures

related

to

the
CODM as

well as

the disclosure

of the
significant

segment

expenses

which
are

regularly

provided

to

the

CODM.
Refer

to

Note

36

-

Segment reporting,
for the additional disclosures included.
FASB ASU 2023-02,
Investments—Equity
Method and Joint
Ventures (Topic 323) -
Accounting for
Investments in Tax Credit
Structures Using the
Proportional Amortization
Method
The

FASB

issued

ASU

2023-02

in

March
2023,

which

amends

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
not hold tax equity investments.
FASB ASU 2023-01,
Leases (Topic 842) -
Common Control
Arrangements
The

FASB

issued

ASU

2023-01

in

March
2023,

which

amends

ASC

Topic

842

and
requires

the

amortization

of

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

Accounting Standards Updates Not Yet Adopted
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2024-04,
Debt—Debt with
Conversion and Other
Options (Subtopic 470-
20): Induced Conversions
of Convertible Debt
Instruments
The

FASB

issued

ASU

2024-04

in
November

2024,

which

clarifies

the
requirements

for

determining

whether
certain

settlements

of

convertible

debt
instruments should be

accounted for as

an
induced

conversion.

Also

it

makes
additional

clarifications

to

assist

stakeholders in

applying the

guidance. The
ASU

clarifies

that

the

incorporation,
elimination,

or

modification

of

a

volume-
weighted

average

price

("VWAP")

formula
does

not

automatically

cause

a

settlement
to

be

accounted

for

as

an

extinguishment
and

that

the

induced

conversion

guidance
applies to a convertible

debt instrument that
is not currently

convertible as long as

it had
a substantive

conversion feature

as of

both
its

issuance

date

and

the

date

the
inducement offer is accepted.
January 1, 2026
The Corporation

is currently

evaluating
any

impact

that

the

adoption

of

this
guidance

will

have

on

its

financial
statements

and

presentation

and
disclosures.
FASB ASU 2024-03,
Income Statement—
Reporting Comprehensive
Income—Expense
Disaggregation
Disclosures (Subtopic
220-40): Disaggregation of
Income Statement
Expenses (As updated by
ASU 2025-01)
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
2.6

billion at

December 31,

2024 (December

31, 2023

-
$
2.7

billion). Cash and

due from banks,

as well

as other highly

liquid securities, are

used to cover

these required average

reserve
balances.

At

December

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
The

following

tables

present

the

amortized

cost,

gross

unrealized

gains

and

losses,

fair

value,

weighted

average

yield

and
contractual maturities of debt securities available-for-sale at December 31, 2024 and December 31,

2023.

At December 31, 2024
Gross Gross Weighted
Amortized unrealized unrealized
Fair

average
(In thousands) cost
gains

losses value yield
U.S. Treasury securities
Within 1 year $
10,555,397
$
1,282
$
46,275
$
10,510,404
3.33
%
After 1 to 5 years
2,547,936
151
63,381
2,484,706
3.07
Total U.S. Treasury

securities
13,103,333
1,433
109,656
12,995,110
3.28
Collateralized mortgage obligations - federal agencies
After 1 to 5 years
10,538
-
345
10,193
1.53
After 5 to 10 years
15,334
-
904
14,430
2.24
After 10 years
104,168
132
8,639
95,661
2.76
Total collateralized

mortgage obligations - federal agencies
130,040
132
9,888
120,284
2.60
Mortgage-backed securities - federal agencies
Within 1 year
776
-
5
771
1.65
After 1 to 5 years
79,542
8
2,700
76,850
2.35
After 5 to 10 years
733,506
82
45,078
688,510
2.37
After 10 years
5,468,448
337
1,106,657
4,362,128
1.67
Total mortgage-backed

securities - federal agencies
6,282,272
427
1,154,440
5,128,259
1.75
Other
Within 1 year
500
-
-
500
5.00
After 1 to 5 years
1,750
-
-
1,750
5.50
Total other

2,250
-
-
2,250
5.39
Total debt securities

available-for-sale
[1] $
19,517,895
$
1,992
$
1,273,984
$
18,245,903
2.78
%
[1]

Includes $
13.9

billion pledged to secure government and trust deposits, assets sold under agreements to repurchase, credit facilities

and loan
servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $
12.9

billion serve as collateral for
public funds.

The Corporation had unpledged Available

for Sale securities with a fair value of

$
4.3

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
The following table presents the

aggregate amortized cost and fair value of

debt securities available-for-sale at December 31, 2024
by contractual maturity.

(In thousands)
Amortized cost

Fair value
Within 1 year $
10,556,673
$
10,511,675
After 1 to 5 years
2,639,766
2,573,499
After 5 to 10 years
748,840
702,940
After 10 years
5,572,616
4,457,789
Total debt securities

available-for-sale
$
19,517,895
$
18,245,903
At December 31, 2024,

the Corporation did not intend

to sell or believed

it was more likely than

not that it would be

required to sell
debt

securities

classified

as

available-for-sale.

There

were

no

debt

securities

available-for-sale

sold

during

the

years

ended
December 31, 2024, December 31, 2023 and December

31, 2022.

The

following

tables

present

the

Corporation’s

fair

value

and

gross

unrealized

losses

of

debt

securities

available-for-sale,
aggregated by investment category

and length of time

that individual securities have been

in a continuous unrealized loss

position,
at December 31, 2024 and 2023.

At December 31, 2024
Less than 12 months 12 months or more Total
Gross Gross Gross
Fair

unrealized
Fair

unrealized
Fair

unrealized
(In thousands)
value

losses
value

losses
value

losses
U.S. Treasury securities $
2,309,894
$
24,646
$
3,638,092
$
85,010
$
5,947,986
$
109,656
Collateralized mortgage obligations - federal agencies

4,878
27
102,160
9,861
107,038
9,888
Mortgage-backed securities -federal agencies
70,777
3,175
5,031,414
1,151,265
5,102,191
1,154,440
Total debt securities

available-for-sale in an unrealized loss position

$
2,385,549
$
27,848
$
8,771,666
$
1,246,136
$
11,157,215
$
1,273,984

At December 31, 2023
Less than 12 months 12 months or more Total
Gross Gross Gross
Fair

unrealized
Fair

unrealized
Fair

unrealized
(In thousands)
value

losses
value

losses
value

losses
U.S. Treasury securities $
244,925
$
5,126
$
6,550,941
$
257,662
$
6,795,866
$
262,788
Collateralized mortgage obligations - federal agencies

5,234
35
124,930
11,992
130,164
12,027
Mortgage-backed securities - federal agencies
37,118
405
5,779,260
1,098,293
5,816,378
1,098,698
Total debt securities

available-for-sale in an unrealized loss position

$
287,277
$
5,566
$
12,455,131
$
1,367,947
$
12,742,408
$
1,373,513
As of December 31, 2024, the portfolio of available-for-sale debt securities reflects gross unrealized losses of $
1.3

billion (December
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

Note 6 –Debt securities held-to-maturity
The following tables present the amortized cost, allowance for credit losses,

gross unrealized gains and losses, fair value, weighted
average yield and contractual maturities of debt securities

held-to-maturity at December 31, 2024 and

2023.

At December 31, 2024
Allowance
Carrying
Value

Gross

Gross

Weighted
Amortized

Book
[1]
for Credit
Net of

unrealized unrealized
Fair

average
(In thousands) cost Value Losses Allowance
gains

losses value yield
U.S. Treasury securities

Within 1 year $
599,910
$
599,910
$
-
$
599,910
$
-
$
4,498
$
595,412
2.76
%
After 1 to 5 years
7,572,435
7,093,508
-
7,093,508
-
65,096
7,028,412
1.28
Total U.S. Treasury

securities
8,172,345
7,693,418
-
7,693,418
-
69,594
7,623,824
1.39
Obligations of Puerto Rico, States and
political subdivisions
Within 1 year
2,440
2,440
5
2,435
3
-
2,438
6.39
After 1 to 5 years
16,454
16,454
80
16,374
47
80
16,341
3.69
After 5 to 10 years
655
655
22
633
20
-
653
5.81
After 10 years
37,633
37,633
5,210
32,423
2,318
2,596
32,145
1.42
Total obligations of

Puerto Rico, States and
political subdivisions
57,182
57,182
5,317
51,865
2,388
2,676
51,577
2.34
Collateralized mortgage obligations - federal
agencies
After 10 years
1,518
1,518
-
1,518
-
214
1,304
2.87
Total collateralized

mortgage obligations -
federal agencies
1,518
1,518
-
1,518
-
214
1,304
2.87
Securities in wholly owned statutory business
trusts
After 5 to 10 years
5,959
5,959
-
5,959
-
-
5,959
6.33
Total securities

in wholly owned statutory
business trusts
5,959
5,959
-
5,959
-
-
5,959
6.33
Total debt securities

held-to-maturity [2]
$
8,237,004
$
7,758,077
$
5,317
$
7,752,760
$
2,388
$
72,484
$
7,682,664
1.40
%
[1]
Book value includes $
479

million of net unrealized loss which remains in

Accumulated other comprehensive (loss) income

(AOCI) related to
certain securities previously transferred from available-for-sale securities portfolio to the held-to-maturity securities portfolio.
[2]
Includes $
7.6

billion pledged to secure public and trust deposits that

the secured parties are not permitted to sell or repledge

the collateral.

The
Corporation had unpledged held-to-maturities securities with a fair value of $
139.9

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

31, 2024
by contractual maturity.

(In thousands)
Amortized cost

Book Value Fair value
Within 1 year $
602,350
$
602,350
$
597,850
After 1 to 5 years
7,588,889
7,109,962
7,044,753
After 5 to 10 years
6,614
6,614
6,612
After 10 years
39,151
39,151
33,449
Total debt securities

held-to-maturity
$
8,237,004
$
7,758,077
$
7,682,664
Credit Quality Indicators
The following describes the credit quality indicators by major security type that the Corporation considers to develop the

estimate of
the allowance for credit losses for investment securities

held-to-maturity.
As discussed in Note

2 to the

Consolidated Financial Statement,

U.S. Treasury securities

carry an explicit guarantee

from the U.S.
Government are

highly rated

by major

rating agencies

and have

a

long

history of

no credit

losses. Accordingly,

the

Corporation
applies a zero-credit loss assumption and no allowance

for credit losses (“ACL”) for these securities

has been established.

At December 31, 2024 and December 31, 2023, the “Obligations

of Puerto Rico, States and political subdivisions” classified as held-
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

At December 31, 2024 At December 31, 2023
(In thousands)
Securities issued by Puerto Rico municipalities
Watch $
1,555
$
2,255
Pass
11,060
16,565
Total $
12,615
$
18,820
At December

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

December 31,

2024, the

average refreshed

FICO score

for the

sample,
comprised

of
72
%

of

the

nominal

value

of

the

securities,

used

for

the

loss

estimate

was

of
674

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
Delinquency status
At December 31, 2024 and December 31, 2023,

there were
no

securities held-to-maturity in past due or non-performing

status.
Allowance for credit losses on debt securities held-to-maturity
The following table provides the

activity in the allowance for

credit losses related to debt

securities held-to-maturity by security type
at

December 31, 2024 and December 31, 2023:

For the year ended December 31,

2024 2023
(In thousands) Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance $
5,780
$
6,911
Provision for credit losses (benefit)
(463)
(1,131)
Securities charged-off
-
-
Recoveries
-
-
Ending balance $
5,317
$
5,780
The

allowance

for

credit

losses

for

the

Obligations

of

Puerto

Rico,

States

and

political

subdivisions

includes

$
0.1

million

for
securities issued by municipalities of

Puerto Rico, and $
5.2

million for bonds issued by

the Puerto Rico HFA,

which are secured by
second mortgage loans on

Puerto Rico residential properties (compared to

$
0.2

million and $
5.6

million, respectively, at

December
31, 2023).

Note 7 – Loans
For a summary of the

accounting policies related to loans, interest recognition

and allowance for credit losses refer to

Note 2 to the
Consolidated Financial Statements.
The following table presents the Corporation's loan

purchases (including repurchases) for the years ended December 31,

2024 and
2023 by class of loans:

For the years ended December 31,

(In thousands)
2024 2023
Commercial $
296,201
$
265,613
Mortgage
378,573
384,851
Consumer
-
127,077
Ending balance $
674,774
$
777,541
The following table presents the Corporation’s whole-loan

sales for the years ended December 31, 2024

and 2023 by class of loans:

For the years ended December 31,

(In thousands)
2024 2023
Commercial $
25,155
$
82,651
Construction
16,656
-
Mortgage
44,680
49,739
Consumer
-
45,119
Ending balance $
86,491
$
177,509
During

the

year

ended

December 31,

2024,

the

Corporation securitized

approximately $
7

million

of

mortgage

loans

into

GNMA
mortgage-backed securities

and $
8

million of

mortgage loans

into FNMA

mortgage-backed securities, compared

to $
2

million and
$
35

million, respectively, during the year ended December 31, 2023.

Delinquency status
The following tables present the

amortized cost basis of loans

held-in-portfolio (“HIP”), net of unearned

income, by past due status,
and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at
December 31, 2024 and December 31, 2023.

December 31, 2024
BPPR
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual
Accruing

(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
1,491
$
113
$
79
$
1,683
$
306,318
$
308,001
$
79
$
-
Commercial real estate:
Non-owner occupied
3,103
586
6,429
10,118
3,236,385
3,246,503
6,429
-
Owner occupied
11,054
808
25,258
37,120
1,338,791
1,375,911
25,258
-
Commercial and industrial
5,738
2,712
23,895
32,345
5,314,549
5,346,894
19,335
4,560
Construction
1,039
-
-
1,039
211,251
212,290
-
-
Mortgage
262,222
116,694
365,759
744,675
6,065,206
6,809,881
158,442
207,317
Leasing
23,991
6,062
9,588
39,641
1,885,764
1,925,405
9,588
-
Consumer:
Credit cards
17,399
11,719
29,960
59,078
1,158,975
1,218,053
-
29,960
Home equity lines of credit
16
129
-
145
1,895
2,040
-
-
Personal
19,503
13,005
20,269
52,777
1,697,600
1,750,377
20,269
-
Auto
111,358
27,858
51,792
191,008
3,632,429
3,823,437
51,792
-
Other
1,816
277
1,312
3,405
156,824
160,229
899
413
Total $
458,730
$
179,963
$
534,341
$
1,173,034
$
25,005,987
$
26,179,021
$
292,091
$
242,250

December 31, 2024
Popular U.S.
Past due Past due 90 days or more
30-59 60-89 90 days
Total

Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
-
$
5,443
$
8,700
$
14,143
$
2,077,476
$
2,091,619
$
8,700
$
-
Commercial real estate:
Non-owner occupied
6,792
-
8,015
14,807
2,101,925
2,116,732
8,015
-
Owner occupied
-
-
5,191
5,191
1,776,644
1,781,835
5,191
-
Commercial and industrial
10,336
5,323
1,938
17,597
2,377,071
2,394,668
1,748
190
Construction
-
-
-
-
1,051,502
1,051,502
-
-
Mortgage
18,148
5,417
29,890
53,455
1,250,847
1,304,302
29,890
-
Consumer:
Credit cards
-
-
-
-
26
26
-
-
Home equity lines of
credit
530
986
3,393
4,909
66,622
71,531
3,393
-
Personal
1,808
1,509
1,741
5,058
99,809
104,867
1,741
-
Other
514
-
11
525
11,024
11,549
11
-
Total $
38,128
$
18,678
$
58,879
$
115,685
$
10,812,946
$
10,928,631
$
58,689
$
190

December 31, 2024
Popular, Inc.
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP [2] [3] loans loans
Commercial multi-family $
1,491
$
5,556
$
8,779
$
15,826
$
2,383,794
$
2,399,620
$
8,779
$
-
Commercial real estate:
Non-owner occupied
9,895
586
14,444
24,925
5,338,310
5,363,235
14,444
-
Owner occupied
11,054
808
30,449
42,311
3,115,435
3,157,746
30,449
-
Commercial and industrial
16,074
8,035
25,833
49,942
7,691,620
7,741,562
21,083
4,750
Construction
1,039
-
-
1,039
1,262,753
1,263,792
-
-
Mortgage [1]
280,370
122,111
395,649
798,130
7,316,053
8,114,183
188,332
207,317
Leasing
23,991
6,062
9,588
39,641
1,885,764
1,925,405
9,588
-
Consumer:
Credit cards
17,399
11,719
29,960
59,078
1,159,001
1,218,079
-
29,960
Home equity lines of credit
546
1,115
3,393
5,054
68,517
73,571
3,393
-
Personal
21,311
14,514
22,010
57,835
1,797,409
1,855,244
22,010
-
Auto
111,358
27,858
51,792
191,008
3,632,429
3,823,437
51,792
-
Other
2,330
277
1,323
3,930
167,848
171,778
910
413
Total $
496,858
$
198,641
$
593,220
$
1,288,719
$
35,818,933
$
37,107,652
$
350,780
$
242,440
[1]
At December 31, 2024, mortgage loans held-in-portfolio

include $
2.6

billion of loans that carry certain guarantees from

the FHA or the VA, for
which the Corporation’s policy is to exclude them

from non-performing status, of which $
207

million are 90 days or more past due. The portfolio

of
guaranteed loans includes $
65

million of residential mortgage loans in Puerto Rico that

are no longer accruing interest as of December 31,

2024.
The Corporation has approximately $
31

million in reverse mortgage loans in Puerto Rico which

are guaranteed by FHA, but which are currently
not accruing interest at December 31, 2024.
[2] Loans held-in-portfolio are net of $
415

million in unearned income and exclude $
5

million in loans held-for-sale.
[3] Includes $
16.8

billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral,
of which $
7.3

billion were pledged at the Federal Home Loan Bank

("FHLB") as collateral for borrowings and $
9.5

billion at the Federal Reserve
Bank ("FRB") for discount window borrowings. As of December

31, 2024, the Corporation had an available borrowing

facility with the FHLB and
the discount window of Federal Reserve Bank of New York

of $
3.8

billion and $
7
.0 billion, respectively.

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
242

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

2024 include

$
9

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
The components of the net financing leases,

including finance leases within the C&I category,

receivable at December 31, 2024 and
2023 were as follows:

(In thousands) 2024 2023
Total minimum lease

payments
$
1,676,763
$
1,499,230
Estimated residual value of leased property
774,752
685,757
Deferred origination costs, net of fees
29,398
25,634
Less - Unearned financing income
403,273
351,026
Net minimum lease payments
2,077,640
1,859,595
Less - Allowance for credit losses
17,691
10,920
Net minimum lease payments, net of allowance for credit losses $
2,059,949
$
1,848,675
At December 31, 2024, future minimum lease payments

are expected to be received as follows:

(In thousands)
2025 $
139,158
2026
207,752
2027
295,401
2028
375,569
2029
449,839
2030 and thereafter
209,044
Total $
1,676,763
The following tables present the amortized cost basis

of non-accrual loans as of December 31, 2024

and December 31, 2023 by
class of loans:

December 31, 2024
BPPR Popular U.S. Popular, Inc.
(In thousands)
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Commercial multi-family $
-
$
79
$
8,700
$
-
$
8,700
$
79
Commercial real estate non-owner occupied
3,450
2,979
7,115
900
10,565
3,879
Commercial real estate owner occupied
17,767
7,491
4,957
234
22,724
7,725
Commercial and industrial
9,020
10,315
-
1,748
9,020
12,063
Mortgage
66,176
92,266
1,069
28,821
67,245
121,087
Leasing
500
9,088
-
-
500
9,088
Consumer:

HELOCs
-
-
-
3,393
-
3,393

Personal

2,960
17,309
-
1,741
2,960
19,050

Auto

1,992
49,800
-
-
1,992
49,800

Other
-
899
-
11
-
910
Total $
101,865
$
190,226
$
21,841
$
36,848
$
123,706
$
227,074

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
Loans in non-accrual status with no

allowance at December 31, 2024 include

$
124

million in collateral dependent loans (December
31, 2023 - $
126

million). The Corporation recognized $
4

million in interest income on

non-accrual loans in each of

the years ended
December 31, 2024 and December 31, 2023.
The following tables present the amortized cost basis

of collateral-dependent loans, for which the ACL was measured based on the
fair value of the collateral less cost to sell, by class

of loans and type of collateral as of December

31, 2024 and December 31, 2023:

December 31, 2024
(In thousands) Real Estate Auto Equipment Other Total
BPPR
Commercial multi-family $
1,278
$
-
$
-
$
-
$
1,278
Commercial real estate:
Non-owner occupied
145,974
-
-
-
145,974
Owner occupied
23,361
-
-
-
23,361
Commercial and industrial
2,754
-
-
11,593
14,347
Construction
576
-
-
-
576
Mortgage
77,910
-
-
-
77,910
Leasing
-
1,437
1
-
1,438
Consumer:
Personal
3,347
-
-
-
3,347
Auto
-
15,782
-
-
15,782
Other
-
-
-
16
16
Total BPPR $
255,200
$
17,219
$
1
$
11,609
$
284,029
Popular U.S.
Commercial multi-family $
14,517
$
-
$
-
$
-
$
14,517
Commercial real estate:
Non-owner occupied
7,116
-
-
-
7,116
Owner occupied
4,956
-
-
-
4,956
Commercial and industrial
-
-
18
1,154
1,172
Mortgage
1,430
-
-
-
1,430
Total Popular U.S. $
28,019
$
-
$
18
$
1,154
$
29,191
Popular, Inc.
Commercial multi-family $
15,795
$
-
$
-
$
-
$
15,795
Commercial real estate:
Non-owner occupied
153,090
-
-
-
153,090
Owner occupied
28,317
-
-
-
28,317
Commercial and industrial
2,754
-
18
12,747
15,519
Construction
576
-
-
-
576
Mortgage
79,340
-
-
-
79,340
Leasing
-
1,437
1
-
1,438
Consumer:
Personal
3,347
-
-
-
3,347
Auto
-
15,782
-
-
15,782
Other
-
-
-
16
16
Total Popular,

Inc.
$
283,219
$
17,219
$
19
$
12,763
$
313,220

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

(In thousands) December 31, 2024 December 31, 2023
Purchase price of loans at acquisition $
919
$
819
Allowance for credit losses at acquisition
34
89
Non-credit discount / (premium) at acquisition
-
9
Par value of acquired loans at acquisition $
953
$
917

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

As part of the Corporation’s model governance procedures, a

new model was implemented during the fourth quarter of 2024 for the
P.R.

commercial real

estate non-owner occupied

segment. The new

model revisits the

selection of macroeconomic

and loan level
variables to

address the underlying

risks of the

loan segment. The

new model

yielded a

reduction of $
13.5

million in BPPR’s

ACL
during

the

fourth

quarter of

2024. Continued

strength

in the

Puerto

Rico

labor

market

and stable

credit

metrics

for

this

portfolio
contributed in the reduction in reserves.
At

December

31,

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
December 31, 2024 and 2023.

For the year ended December 31, 2024
BPPR
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-off Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
3,614
$
(834)
$
-
$
-
$
3
$
2,783
Commercial real estate non-owner occupied
53,754
(9,630)
-
(128)
856
44,852
Commercial real estate owner occupied
40,637
(4,196)
-
(2,793)
3,707
37,355
Commercial and industrial
107,577
40,418
-
(24,555)
6,696
130,136
Total Commercial
205,582
25,758
-
(27,476)
11,262
215,126
Construction
5,294
(3,587)
-
-
1,036
2,743
Mortgage
72,440
(13,580)
34
(1,084)
15,091
72,901
Leasing
9,708
18,967
-
(16,975)
4,719
16,419
Consumer
Credit cards
80,487
78,024
-
(69,731)
10,350
99,130
Home equity lines of credit
103
(45)
-
(380)
376
54
Personal
101,181
78,574
-
(98,669)
10,210
91,296
Auto
157,931
68,096
-
(85,400)
25,368
165,995
Other
7,132
1,621
-
(2,801)
1,050
7,002
Total Consumer
346,834
226,270
-
(256,981)
47,354
363,477
Total - Loans $
639,858
$
253,828
$
34
$
(302,516)
$
79,462
$
670,666
Allowance for credit losses - unfunded commitments:
Commercial $
5,062
$
1,663
$
-
$
-
$
-
$
6,725
Construction
1,618
45
-
-
-
1,663
Ending balance - unfunded commitments [1] $
6,680
$
1,708
$
-
$
-
$
-
$
8,388
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the year ended December 31, 2024
Popular U.S.
Provision for

Beginning credit losses - Ending
(In thousands) Balance (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
10,126
$
(3,243)
$
(441)
$
11
$
6,453
Commercial real estate non-owner occupied
11,699
(2,533)
(54)
530
9,642
Commercial real estate owner occupied
16,227
(3,721)
(154)
121
12,473
Commercial and industrial
14,779
4,304
(3,978)
765
15,870
Total Commercial
52,831
(5,193)
(4,627)
1,427
44,438
Construction
7,392
1,029
-
100
8,521
Mortgage
10,774
(1,381)
(18)
133
9,508
Consumer
Home equity lines of credit
1,875
(1,181)
(53)
808
1,449
Personal
16,609
11,278
(19,203)
2,756
11,440
Other
2
61
(101)
40
2
Total Consumer
18,486
10,158
(19,357)
3,604
12,891
Total - Loans $
89,483
$
4,613
$
(24,002)
$
5,264
$
75,358
Allowance for credit losses - unfunded commitments:
Commercial $
1,851
$
(189)
$
-
$
-
$
1,662
Construction
8,446
(3,037)
-
-
5,409
Consumer
29
(18)
-
-
11
Ending balance - unfunded commitments [1] $
10,326
$
(3,244)
$
-
$
-
$
7,082
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the year ended December 31, 2024
Popular Inc.
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
13,740
$
(4,077)
$
-
$
(441)
$
14
$
9,236
Commercial real estate non-owner occupied
65,453
(12,163)
-
(182)
1,386
54,494
Commercial real estate owner occupied
56,864
(7,917)
-
(2,947)
3,828
49,828
Commercial and industrial
122,356
44,722
-
(28,533)
7,461
146,006
Total Commercial
258,413
20,565
-
(32,103)
12,689
259,564
Construction
12,686
(2,558)
-
-
1,136
11,264
Mortgage
83,214
(14,961)
34
(1,102)
15,224
82,409
Leasing
9,708
18,967
-
(16,975)
4,719
16,419
Consumer
Credit cards
80,487
78,024
-
(69,731)
10,350
99,130
Home equity lines of credit
1,978
(1,226)
-
(433)
1,184
1,503
Personal
117,790
89,852
-
(117,872)
12,966
102,736
Auto
157,931
68,096
-
(85,400)
25,368
165,995
Other
7,134
1,682
-
(2,902)
1,090
7,004
Total Consumer
365,320
236,428
-
(276,338)
50,958
376,368
Total - Loans $
729,341
$
258,441
$
34
$
(326,518)
$
84,726
$
746,024
Allowance for credit losses - unfunded commitments:
Commercial $
6,913
$
1,474
$
-
$
-
$
-
$
8,387
Construction
10,064
(2,992)
-
-
-
7,072
Consumer
29
(18)
-
-
-
11
Ending balance - unfunded commitments [1] $
17,006
$
(1,536)
$
-
$
-
$
-
$
15,470
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

during the years ended

December 31, 2024 and

December 31, 2023 amounted

to $
75

million and $
21

million,
respectively, related to the commercial loan portfolios.
The following tables show the amortized cost basis of the loans modified to borrowers experiencing financial difficulties at the end of the reporting period

disaggregated by class

of financing receivable and

type of concession

granted for the

years ended December
31, 2024 and December 31, 2023. Loans modified to borrowers

experiencing financial difficulties that were fully paid down, charged-
off or foreclosed upon by period end are not reported.

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the year ended December 31, 2024
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
December 31,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2024
% of total class of
Financing
Receivable
CRE owner occupied $
169
0.01
% $
-
-
% $
169
0.01
%
Commercial and industrial
3,472
0.06
%
-
-
%
3,472
0.04
%
Mortgage
42
-
%
-
-
%
42
-
%
Consumer:

Credit cards
853
0.07
%
-
-
%
853
0.07
%

Personal
2,941
0.17
%
-
-
%
2,941
0.16
%

Other
23
0.01
%
-
-
%
23
0.01
%
Total $
7,500
0.03
% $
-
-
% $
7,500
0.02
%
Term Extension
BPPR Popular U.S.
Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
December 31,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2024
% of total class of
Financing
Receivable
Commercial multi-family $
-
-
% $
5,818
0.28
% $
5,818
0.24
%
CRE non-owner occupied
36,585
1.13
%
-
-
%
36,585
0.68
%
CRE owner occupied
20,431
1.48
%
5,993
0.34
%
26,424
0.84
%
Commercial and industrial
24,820
0.46
%
684
0.03
%
25,504
0.33
%
Construction
576
0.27
%
-
-
%
576
0.05
%
Mortgage
51,238
0.75
%
1,460
0.11
%
52,698
0.65
%
Consumer:

Personal
683
0.04
%
17
0.02
%
700
0.04
%

Auto
83
-
%
-
-
%
83
-
%
Total $
134,416
0.51
% $
13,972
0.13
% $
148,388
0.40
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
December 31,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2024
% of total class of
Financing
Receivable
CRE non-owner occupied $
455
0.01
% $
-
-
% $
455
0.01
%
CRE owner occupied
20,399
1.48
%
-
-
%
20,399
0.65
%
Commercial and industrial
104,423
1.95
%
-
-
%
104,423
1.35
%
Mortgage
175
-
%
-
-
%
175
-
%
Total $
125,452
0.48
% $
-
-
% $
125,452
0.34
%
Combination - Term Extension

and Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
December 31,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2024
% of total class of
Financing
Receivable
CRE non-owner occupied $
885
0.03
% $
-
-
% $
885
0.02
%
CRE owner occupied
143,886
10.46
%
-
-
%
143,886
4.56
%
Commercial and industrial
644
0.01
%
-
-
%
644
0.01
%
Mortgage
14,674
0.22
%
66
0.01
%
14,740
0.18
%
Consumer:

Personal
8,662
0.49
%
329
0.31
%
8,991
0.48
%
Total $
168,751
0.64
% $
395
-
% $
169,146
0.46
%

Combination - Other-Than-Insignificant Payment Delays

and Interest Rate Reduction
Puerto Rico Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
December 31,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2024
% of total class of
Financing
Receivable
CRE owner occupied $
1,033
0.08
% $
-
-
% $
1,033
0.03
%
Commercial and industrial
440
0.01
%
-
-
%
440
0.01
%
Consumer:

Credit cards
3,511
0.29
%
-
-
%
3,511
0.29
%
Total $
4,984
0.02
% $
-
-
% $
4,984
0.01
%

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the year ended December 31, 2023
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
December 31,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2023
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
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
December 31,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2023
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
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
December 31,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2023
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
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
December 31,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2023
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
Puerto Rico Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
December 31,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2023
% of total class of
Financing
Receivable
CRE non-owner occupied $
180
0.01
% $
-
-
$
180
-
%
Commercial and industrial
199
-
%
-
-
199
-
%
Consumer:

Credit cards
814
0.07
%
-
-
814
0.07
%
Total $
1,193
-
% $
-
-
$
1,193
-
%
Combination - Other-Than-Insignificant Payment Delays

and Principal Forgiveness
Puerto Rico Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
December 31,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2023
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2023
% of total class of
Financing
Receivable
CRE owner occupied $
158
0.01
% $
-
-
$
158
0.01
%
Total $
158
-
% $
-
-
$
158
-
%

The following tables describe the financial effect of the

modifications made to borrowers experiencing

financial difficulties:

For the year ended December 31, 2024
Interest rate reduction
Loan Type Financial Effect
CRE Non-owner occupied Reduced weighted-average contractual interest rate from
10.1
% to
8.3
%.
CRE Owner occupied Reduced weighted-average contractual interest rate from
6.7
% to
5.8
%.
Commercial and industrial Reduced weighted-average contractual interest rate from
21.6
% to
9.6
%.
Mortgage Reduced weighted-average contractual interest rate from
6.1
% to
4.4
%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
21.2
% to
7.6
%.
Personal Reduced weighted-average contractual interest rate from
19.8
% to
10.6
%.
Other Reduced weighted-average contractual interest rate from
18
.0% to
0
.0%.
Term extension
Loan Type Financial Effect
Commercial multi-family Added a weighted-average of
4

months to the life of loans.
CRE Non-owner occupied Added a weighted-average of
1

year to the life of loans.
CRE Owner occupied Added a weighted-average of
21

months to the life of loans.
Commercial and industrial Added a weighted-average of
21

months to the life of loans.
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
13

months to the life of loans.
CRE Owner occupied Added a weighted-average of
6

months to the life of loans.
Commercial and industrial Added a weighted-average of
12

months to the life of loans.
Mortgage Added a weighted-average of
53

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
December 31, 2024. The

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

December 31, 2024
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE non-owner occupied $
-
$
-
$
1,340
$
1,340
$
36,585
$
37,925
$
-
$
1,340
CRE owner occupied
5,509
112
2,347
7,968
177,950
185,918
-
2,347
Commercial and industrial
217
108
4,701
5,026
128,773
133,799
399
4,302
Construction
-
-
-
-
576
576
-
-
Mortgage
5,253
4,127
20,236
29,616
36,513
66,129
7,679
12,557
Consumer:

Credit cards
491
347
630
1,468
2,896
4,364
362
268

Personal
288
201
2,047
2,536
9,750
12,286
190
1,857

Auto
-
-
-
-
83
83
-
-

Other
-
-
-
-
23
23
-
-
Total $
11,758
$
4,895
$
31,301
$
47,954
$
393,149
$
441,103
$
8,630
$
22,671
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

December 31, 2024
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
Commercial multi-family $
-
$
-
$
-
$
-
$
5,818
5,818
$
-
$
-
CRE owner occupied
-
-
-
-
5,993
5,993
-
-
Commercial and industrial
-
-
-
-
684
684
-
-
Mortgage
-
-
736
736
790
1,526
-
736
Consumer:

Personal
11
5
98
114
232
346
15
83
Total $
11
$
5
$
834
$
850
$
13,517
$
14,367
$
15
$
819
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

December 31, 2024
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
Commercial multi-family $
-
$
-
$
-
$
-
$
5,818
$
5,818
$
-
$
-
CRE non-owner occupied
-
-
1,340
1,340
36,585
37,925
-
1,340
CRE owner occupied
5,509
112
2,347
7,968
183,943
191,911
-
2,347
Commercial and industrial
217
108
4,701
5,026
129,457
134,483
399
4,302
Construction
-
-
-
-
576
576
-
-
Mortgage
5,253
4,127
20,972
30,352
37,303
67,655
7,679
13,293
Consumer:

Credit cards
491
347
630
1,468
2,896
4,364
362
268

Personal
299
206
2,145
2,650
9,982
12,632
205
1,940

Auto
-
-
-
-
83
83
-
-

Other
-
-
-
-
23
23
-
-
Total $
11,769
$
4,900
$
32,135
$
48,804
$
406,666
$
455,470
$
8,645
$
23,490
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

December 31, 2024,

the outstanding

balance of loans

modified for

borrowers under
financial difficulties that were subject to payment default and that had been modified during the twelve months preceding the default
date was $
33

million (2023 - $
10

million).

Loans subject

to payment

default during

the year

ended December

31, 2024

which were

modified during

the year

preceding the
default date were:
●
Interest rate reduction - $
1

million;

●
Extension of maturity - $
28

million (2023 - $
8

million); and

●
Combination of interest rate reduction and extension

of maturity - $
4

million (2023 - $
2

million)..

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

December 31, 2024 and 2023 by vintage year.

December 31, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior

Years Total
BPPR
Commercial:
Commercial multi-family
Pass $
50,384
$
37,211
$
136,093
$
20,939
$
20,134
$
34,009
$
105
$
-
$
298,875
Watch
-
-
541
-
-
1,601
-
-
2,142
Special Mention
-
-
-
-
-
3,161
-
-
3,161
Substandard
-
-
-
-
-
3,823
-
-
3,823
Total commercial
multi-family $
50,384
$
37,211
$
136,634
$
20,939
$
20,134
$
42,594
$
105
$
-
$
308,001
Commercial real estate non-owner occupied
Pass $
419,200
$
322,998
$
828,404
$
547,674
$
335,060
$
525,088
$
6,159
$
-
$
2,984,583
Watch
26,097
2,296
654
5,349
28,832
50,924
72
-
114,224
Special Mention
7,018
41,274
156
406
-
46,390
-
-
95,244
Substandard
-
1,002
110
26,430
1,954
22,956
-
-
52,452
Total commercial
real estate non-
owner occupied $
452,315
$
367,570
$
829,324
$
579,859
$
365,846
$
645,358
$
6,231
$
-
$
3,246,503
Year-to-Date gross
write-offs $
-
$
-
$
69
$
-
$
-
$
59
$
-
$
-
$
128
Commercial real estate owner occupied
Pass $
131,449
$
79,109
$
94,008
$
214,520
$
46,206
$
309,791
$
7,214
$
-
$
882,297
Watch
14,002
2,637
64,735
7,225
4,890
85,580
3
-
179,072
Special Mention
-
1,209
19,436
19,288
-
15,872
1,499
-
57,304
Substandard
455
1,651
20,528
3,872
140,579
77,098
13,021
-
257,204
Doubtful
-
-
-
-
-
34
-
-
34
Total commercial
real estate owner
occupied $
145,906
$
84,606
$
198,707
$
244,905
$
191,675
$
488,375
$
21,737
$
-
$
1,375,911
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
2,793
$
-
$
-
$
2,793

Commercial and industrial
Pass $
790,273
$
910,355
$
602,454
$
304,227
$
66,395
$
331,493
$
1,495,490
$
-
$
4,500,687
Watch
124,987
24,935
49,497
6,394
3,465
31,609
135,811
-
376,698
Special Mention
5,519
7,316
1,895
157,627
53
30,360
28,171
-
230,941
Substandard
6,063
30,496
37,558
4,203
14,776
23,135
122,275
-
238,506
Doubtful
-
-
-
-
-
11
-
-
11
Loss
-
-
-
-
-
-
51
-
51
Total commercial
and industrial $
926,842
$
973,102
$
691,404
$
472,451
$
84,689
$
416,608
$
1,781,798
$
-
$
5,346,894
Year-to-Date gross
write-offs $
1,099
$
707
$
331
$
122
$
2,838
$
11,841
$
7,617
$
-
$
24,555
Construction
Pass $
63,107
$
53,070
$
33,423
$
14,908
$
9,483
$
1,011
$
16,782
$
-
$
191,784
Watch
-
13,872
-
-
-
-
-
-
13,872
Special Mention
-
-
-
6,058
-
-
-
-
6,058
Substandard
-
-
-
576
-
-
-
-
576
Total construction $
63,107
$
66,942
$
33,423
$
21,542
$
9,483
$
1,011
$
16,782
$
-
$
212,290
Mortgage
Pass $
879,075
$
724,383
$
409,133
$
401,113
$
234,486
$
4,085,088
$
-
$
-
$
6,733,278
Substandard
-
1,961
1,331
1,675
347
71,289
-
-
76,603
Total mortgage $
879,075
$
726,344
$
410,464
$
402,788
$
234,833
$
4,156,377
$
-
$
-
$
6,809,881
Year-to-Date gross
write-offs $
-

$
9

$
-

$
8

$
-

$
1,067
$
-
$
-
$
1,084

December 31, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior

Years Total
BPPR
Leasing
Pass $
731,053
$
477,226
$
362,426
$
217,537
$
104,812
$
22,762
$
-
$
-
$
1,915,816
Substandard
1,195
2,280
2,834
1,885
920
402
-
-
9,516
Loss
-
-
-
-
-
73
-
-
73
Total leasing $
732,248
$
479,506
$
365,260
$
219,422
$
105,732
$
23,237
$
-
$
-
$
1,925,405
Year-to-Date gross
write-offs $
1,733
$
4,842
$
5,373
$
3,281
$
694
$
1,052
$
-
$
-
$
16,975
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,188,093
$
-
$
1,188,093
Substandard
-
-
-
-
-
-
29,960
-
29,960
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,218,053
$
-
$
1,218,053
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
69,731
$
-
$
69,731
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
2,040
$
-
$
2,040
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
-
$
2,040
$
-
$
2,040
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
380
$
-
$
380
Personal
Pass $
722,949
$
499,604
$
262,011
$
101,155
$
29,078
$
91,004
$
-
$
23,802
$
1,729,603
Substandard
924
4,965
3,561
1,221
271
8,205
-
1,626
20,773
Loss
-
-
-
1
-
-
-
-
1
Total Personal $
723,873
$
504,569
$
265,572
$
102,377
$
29,349
$
99,209
$
-
$
25,428
$
1,750,377
Year-to-Date gross
write-offs $
2,362
$
39,193
$
38,077
$
10,822
$
2,708
$
3,525
$
-
$
1,982
$
98,669
Auto
Pass $
1,277,016
$
938,769
$
665,431
$
494,529
$
254,621
$
133,054
$
-
$
-
$
3,763,420
Substandard
7,239
16,876
13,579
10,775
6,377
5,131
-
-
59,977
Loss
14
15
-
2
-
9
-
-
40
Total Auto $
1,284,269
$
955,660
$
679,010
$
505,306
$
260,998
$
138,194
$
-
$
-
$
3,823,437
Year-to-Date gross
write-offs $
11,229
$
36,992
$
20,486
$
9,997
$
4,965
$
1,731
$
-
$
-
$
85,400
Other consumer
Pass $
28,543
$
29,585
$
20,021
$
10,129
$
4,588
$
3,364
$
62,678
$
-
$
158,908
Substandard
-
228
44
-
29
57
413
-
771
Loss
-
-
-
550
-
-
-
-
550
Total Other
consumer $
28,543
$
29,813
$
20,065
$
10,679
$
4,617
$
3,421
$
63,091
$
-
$
160,229
Year-to-Date gross
write-offs $
29
$
213
$
130
$
96
$
128
$
2,205
$
-
$
-
$
2,801
Total BPPR $
5,286,562
$
4,225,323
$
3,629,863
$
2,580,268
$
1,307,356
$
6,014,384
$
3,109,837
$
25,428
$
26,179,021

December 31, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior
Years Total
Popular U.S.
Commercial:
Commercial multi-family
Pass $
139,370
$
148,423
$
491,750
$
313,610
$
207,327
$
560,891
$
5,700
$
-
$
1,867,071
Watch
-
10,974
27,441
26,679
10,668
114,419
-
-
190,181
Special Mention
-
-
8,004
-
-
-
-
-
8,004
Substandard
-
-
2,761
-
-
23,602
-
-
26,363
Total commercial
multi-family $
139,370
$
159,397
$
529,956
$
340,289
$
217,995
$
698,912
$
5,700
$
-
$
2,091,619
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
441
$
-
$
-
$
441
Commercial real estate non-owner occupied
Pass $
178,355
$
368,597
$
480,055
$
167,839
$
193,309
$
456,689
$
8,588
$
-
$
1,853,432
Watch
-
12,932
17,125
13,138
45,864
64,390
300
-
153,749
Special Mention
-
-
-
-
-
594
-
-
594
Substandard
-
-
2,657
2,741
5,758
97,801
-
-
108,957
Total commercial

real
estate non-owner
occupied
$
178,355
$
381,529
$
499,837
$
183,718
$
244,931
$
619,474
$
8,888
$
-
$
2,116,732
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
54
$
-
$
-
$
54
Commercial real estate owner occupied
Pass $
304,778
$
257,586
$
244,811
$
279,419
$
35,459
$
246,158
$
7,669
$
-
$
1,375,880
Watch
-
25,614
13,531
32,132
16,301
54,877
-
-
142,455
Special Mention
-
488
69,505
34,428
27,406
10,825
-
-
142,652
Substandard
-
-
17,101
2,596
3,678
97,473
-
-
120,848
Total commercial

real
estate owner
occupied $
304,778
$
283,688
$
344,948
$
348,575
$
82,844
$
409,333
$
7,669
$
-
$
1,781,835
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
154
$
-
$
-
$
154

Commercial and industrial
Pass $
260,479
$
275,971
$
318,564
$
322,697
$
268,591
$
506,973
$
273,222
$
-
$
2,226,497
Watch
-
11,420
48,953
28,138
9,521
35,498
15,050
-
148,580
Special Mention
58
-
5,270
568
-
255
3,835
-
9,986
Substandard
2,276
-
-
195
45
1,610
5,479
-
9,605
Total commercial
and industrial
$
262,813
$
287,391
$
372,787
$
351,598
$
278,157
$
544,336
$
297,586
$
-
$
2,394,668
Year-to-Date gross
write-offs $
1,103
$
1,571
$
190
$
300
$
211
$
480
$
123
$
-
$
3,978
Construction
Pass $
259,194
$
512,428
$
155,268
$
-
$
-
$
765
$
-
$
-
$
927,655
Watch
-
1,541
36,264
-
-
7,172
24,691
-
69,668
Special Mention
-
4,897
6,367
-
-
-
-
-
11,264
Substandard
-
-
8,104
-
-
25,473
9,338
-
42,915
Total construction $
259,194
$
518,866
$
206,003
$
-
$
-
$
33,410
$
34,029
$
-
$
1,051,502
Mortgage
Pass $
98,345
$
88,788
$
215,600
$
272,908
$
216,025
$
382,746
$
-
$
-
$
1,274,412
Substandard
-
644
106
860
-
28,280
-
-
29,890
Total mortgage $
98,345
$
89,432
$
215,706
$
273,768
$
216,025
$
411,026
$
-
$
-
$
1,304,302
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
18
$
-
$
-
$
18

December 31, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior
Years Total
Popular U.S.
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
26
$
-
$
26
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
26
$
-
$
26
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
5,914
$
50,533
$
11,691
$
68,138
Substandard
-
-
-
-
-
1,657
15
700
2,372
Loss
-
-
-
-
-
122
-
899
1,021
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
7,693
$
50,548
$
13,290
$
71,531
Year-to-Date gross
write-offs
$
-
$
-
$
-
$
-
$
-
$
-
$
53
$
-
$
53
Personal
Pass $
28,083
$
23,084
$
41,182
$
8,618
$
651
$
1,507
$
-
$
-
$
103,125
Substandard
157
399
627
134
7
302
-
-
1,626
Loss
53
10
-
5
-
48
-
-
116
Total Personal $
28,293
$
23,493
$
41,809
$
8,757
$
658
$
1,857
$
-
$
-
$
104,867
Year-to-Date gross
write-offs $
802
$
4,536
$
10,869
$
2,458
$
231
$
307
$
-
$
-
$
19,203
Other consumer
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
11,537
$
-
$
11,537
Substandard
-
-
-
-
-
-
12
-
12
Total Other
consumer $
-
$
-
$
-
$
-
$
-
$
-
$
11,549
$
-
$
11,549
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
101
$
-
$
101
Total Popular U.S. $
1,271,148
$
1,743,796
$
2,211,046
$
1,506,705
$
1,040,610
$
2,726,041
$
415,995
$
13,290
$
10,928,631

December 31, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior
Years Total
Popular, Inc.
Commercial:
Commercial multi-family
Pass $
189,754
$
185,634
$
627,843
$
334,549
$
227,461
$
594,900
$
5,805
$
-
$
2,165,946
Watch
-
10,974
27,982
26,679
10,668
116,020
-
-
192,323
Special Mention
-
-
8,004
-
-
3,161
-
-
11,165
Substandard
-
-
2,761
-
-
27,425
-
-
30,186
Total commercial
multi-family $
189,754
$
196,608
$
666,590
$
361,228
$
238,129
$
741,506
$
5,805
$
-
$
2,399,620
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
441
$
-
$
-
$
441
Commercial real estate non-owner occupied
Pass $
597,555
$
691,595
$
1,308,459
$
715,513
$
528,369
$
981,777
$
14,747
$
-
$
4,838,015
Watch
26,097
15,228
17,779
18,487
74,696
115,314
372
-
267,973
Special Mention
7,018
41,274
156
406
-
46,984
-
-
95,838
Substandard
-
1,002
2,767
29,171
7,712
120,757
-
-
161,409
Total commercial
real estate non-
owner occupied $
630,670
$
749,099
$
1,329,161
$
763,577
$
610,777
$
1,264,832
$
15,119
$
-
$
5,363,235
Year-to-Date gross
write-offs $
-
$
-
$
69
$
-
$
-
$
113
$
-
$
-
$
182
Commercial real estate owner occupied
Pass $
436,227
$
336,695
$
338,819
$
493,939
$
81,665
$
555,949
$
14,883
$
-
$
2,258,177
Watch
14,002
28,251
78,266
39,357
21,191
140,457
3
-
321,527
Special Mention
-
1,697
88,941
53,716
27,406
26,697
1,499
-
199,956
Substandard
455
1,651
37,629
6,468
144,257
174,571
13,021
-
378,052
Doubtful
-
-
-
-
-
34
-
-
34
Total commercial
real estate owner
occupied $
450,684
$
368,294
$
543,655
$
593,480
$
274,519
$
897,708
$
29,406
$
-
$
3,157,746
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
2,947
$
-
$
-
$
2,947
Commercial and industrial
Pass $
1,050,752
$
1,186,326
$
921,018
$
626,924
$
334,986
$
838,466
$
1,768,712
$
-
$
6,727,184
Watch
124,987
36,355
98,450
34,532
12,986
67,107
150,861
-
525,278
Special Mention
5,577
7,316
7,165
158,195
53
30,615
32,006
-
240,927
Substandard
8,339
30,496
37,558
4,398
14,821
24,745
127,754
-
248,111
Doubtful
-
-
-
-
-
11
-
-
11
Loss
-
-
-
-
-
-
51
-
51
Total commercial
and industrial $
1,189,655
$
1,260,493
$
1,064,191
$
824,049
$
362,846
$
960,944
$
2,079,384
$
-
$
7,741,562
Year-to-Date gross
write-offs $
2,202
$
2,278
$
521
$
422
$
3,049
$
12,321
$
7,740
$
-
$
28,533

December 31, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior
Years Total
Popular, Inc.
Construction
Pass $
322,301
$
565,498
$
188,691
$
14,908
$
9,483
$
1,776
$
16,782
$
-
$
1,119,439
Watch
-
15,413
36,264
-
-
7,172
24,691
-
83,540
Special Mention
-
4,897
6,367
6,058
-
-
-
-
17,322
Substandard
-
-
8,104
576
-
25,473
9,338
-
43,491
Total construction $
322,301
$
585,808
$
239,426
$
21,542
$
9,483
$
34,421
$
50,811
$
-
$
1,263,792
Mortgage
Pass $
977,420
$
813,171
$
624,733
$
674,021
$
450,511
$
4,467,834
$
-
$
-
$
8,007,690
Substandard
-
2,605
1,437
2,535
347
99,569
-
-
106,493
Total mortgage $
977,420
$
815,776
$
626,170
$
676,556
$
450,858
$
4,567,403
$
-
$
-
$
8,114,183
Year-to-Date gross
write-offs $
-
$
9
$
-
$
8
$
-
$
1,085
$
-
$
-
$
1,102
Leasing
Pass $
731,053
$
477,226
$
362,426
$
217,537
$
104,812
$
22,762
$
-
$
-
$
1,915,816
Substandard
1,195
2,280
2,834
1,885
920
402
-
-
9,516
Loss
-
-
-
-
-
73
-
-
73
Total leasing $
732,248
$
479,506
$
365,260
$
219,422
$
105,732
$
23,237
$
-
$
-
$
1,925,405
Year-to-Date gross
write-offs $
1,733
$
4,842
$
5,373
$
3,281
$
694
$
1,052
$
-
$
-
$
16,975

December 31, 2024
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior
Years Total
Popular, Inc.
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,188,119
$
-
$
1,188,119
Substandard
-
-
-
-
-
-
29,960
-
29,960
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,218,079
$
-
$
1,218,079
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
69,731
$
-
$
69,731
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
5,914
$
52,573
$
11,691
$
70,178
Substandard
-
-
-
-
-
1,657
15
700
2,372
Loss
-
-
-
-
-
122
-
899
1,021
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
7,693
$
52,588
$
13,290
$
73,571
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
433
$
-
$
433
Personal
Pass $
751,032
$
522,688
$
303,193
$
109,773
$
29,729
$
92,511
$
-
$
23,802
$
1,832,728
Substandard
1,081
5,364
4,188
1,355
278
8,507
-
1,626
22,399
Loss
53
10
-
6
-
48
-
-
117
Total Personal $
752,166
$
528,062
$
307,381
$
111,134
$
30,007
$
101,066
$
-
$
25,428
$
1,855,244
Year-to-Date gross
write-offs $
3,164
$
43,729
$
48,946
$
13,280
$
2,939
$
3,832
$
-
$
1,982
$
117,872
Auto
Pass $
1,277,016
$
938,769
$
665,431
$
494,529
$
254,621
$
133,054
$
-
$
-
$
3,763,420
Substandard
7,239
16,876
13,579
10,775
6,377
5,131
-
-
59,977
Loss
14
15
-
2
-
9
-
-
40
Total Auto $
1,284,269
$
955,660
$
679,010
$
505,306
$
260,998
$
138,194
$
-
$
-
$
3,823,437
Year-to-Date gross
write-offs $
11,229
$
36,992
$
20,486
$
9,997
$
4,965
$
1,731
$
-
$
-
$
85,400
Other consumer
Pass $
28,543
$
29,585
$
20,021
$
10,129
$
4,588
$
3,364
$
74,215
$
-
$
170,445
Substandard
-
228
44
-
29
57
425
-
783
Loss
-
-
-
550
-
-
-
-
550
Total Other
consumer $
28,543
$
29,813
$
20,065
$
10,679
$
4,617
$
3,421
$
74,640
$
-
$
171,778
Year-to-Date gross
write-offs $
29
$
213
$
130
$
96
$
128
$
2,205
$
101
$
-
$
2,902
Total Popular Inc. $
6,557,710
$
5,969,119
$
5,840,909
$
4,086,973
$
2,347,966
$
8,740,425
$
3,525,832
$
38,718
$
37,107,652

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
(In thousands) 2024 2023 2022
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees $
30,227
$
32,981
$
36,487
Mortgage servicing rights fair value adjustments
(11,370)
(11,589)
236
Total mortgage

servicing fees, net of fair value adjustments
18,857
21,392
36,723
Net gain (loss) on sale of loans, including valuation on loans held for sale [1]
317
(88)
(251)
Trading account profit:
Unrealized gains (loss) on outstanding derivative positions
185
(138)
-
Realized (loss) gains on closed derivative positions
(150)
614
6,635
Total trading account

profit
35
476
6,635
Losses on repurchased loans, including interest advances
(150)
(283)
(657)
Total mortgage

banking activities
$
19,059
$
21,497
$
42,450
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

ended December 31, 2024

and 2023 because

they
did not contain any credit recourse arrangements.

The

following tables

present the

initial fair

value of

the

assets obtained

as

proceeds from

residential mortgage

loans securitized
during the years ended December 31, 2024 and

2023:

Proceeds Obtained During the Year

Ended December 31, 2024
(In thousands) Level 1 Level 2 Level 3 Initial fair value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
6,783
$
-
$
6,783
Mortgage-backed securities - FNMA
-
8,377
-
8,377
Total trading account

debt securities
$
-
$
15,160
$
-
$
15,160
Mortgage servicing rights $
-
$
-
$
302
$
302
Total

$
-
$
15,160
$
302
$
15,462

Proceeds Obtained During the Year

Ended December 31, 2023
(In thousands) Level 1 Level 2 Level 3 Initial fair value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
2,488
$
-
$
2,488
Mortgage-backed securities - FNMA
-
34,857
-
34,857
Total trading account

debt securities
$
-
$
37,345
$
-
$
37,345
Mortgage servicing rights $
-
$
-
$
987
$
987
Total

$
-
$
37,345
$
987
$
38,332
During the

year ended

December 31,

2024, the

Corporation retained

servicing rights

on whole

loan sales

involving approximately
$
44

million in

principal balance outstanding

(2023 -

$
50

million), with net

realized gains

of approximately $
1.1

million (2023

- $
0.7
million). All loan sales performed during the

years ended December 31, 2024 and 2023 were without

credit recourse agreements.

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

The following table

presents the changes

in MSRs measured

using the fair

value method for

the years ended

December 31, 2024
and 2023.

Residential MSRs
(In thousands) December 31, 2024 December 31, 2023
Fair value at beginning of period $
118,109
$
128,350
Additions
1,364
2,097
Changes due to payments on loans

[1]
(8,739)
(9,934)
Reduction due to loan repurchases
(511)
(606)
Changes in fair value due to changes in valuation model inputs or assumptions
(2,120)
(529)
Other
-
(1,269)
Fair value at end of period

[2]
$
108,103
$
118,109
[1] Represents changes due to collection / realization

of expected cash flows over time.
[2] At December 31, 2024, PB had MSRs amounting to $
1.9

million (December 31, 2023 - $
1.9

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
Residential mortgage loans serviced for others were $
9.0

billion at December 31, 2024 (2023 - $
9.9

billion).
Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows.
The banking

subsidiaries receive servicing

fees based

on a

percentage of the

outstanding loan balance.

These servicing fees

are
credited to

income when they

are collected. At

December 31,

2024, those

weighted average mortgage

servicing fees

were
0.32
%
(2023 –
0.31
%). Under these

servicing agreements, the

banking subsidiaries do

not generally earn

significant prepayment penalty
fees on the underlying loans serviced.
The section

below includes

information on

assumptions used

in the

valuation model

of the

MSRs, originated

and purchased.
Key
economic assumptions used

in measuring the

servicing rights derived

from loans securitized

or sold by

the Corporation during

the
years ended December 31, 2024 and 2023 were

as follows:

Years ended
December 31, 2024 December 31, 2023

BPPR PB BPPR PB
Prepayment speed
6.8
%
6.3
%
7.0
%
6.8
%
Weighted average life (in years)
9.4
8.7
9.1
8.3
Discount rate (annual rate)
9.7
%
12.8
%
9.6
%
11.1
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
34,019
$
39,757
$
74,084
$
78,352
Weighted average life (in years)
6.4
6.6
6.6
6.8
Weighted average prepayment speed (annual

rate)
5.8
%
5.9
%
6.9
%
7.0
%
Impact on fair value of 10% adverse change $
(667)
$
(696)
$
(1,448)
$
(1,440)
Impact on fair value of 20% adverse change $
(1,308)
$
(1,365)
$
(2,840)
$
(2,827)
Weighted average discount rate (annual rate)
11.4
%
11.3
%
10.8
%
10.9
%
Impact on fair value of 10% adverse change $
(1,267)
$
(1,387)
$
(2,689)
$
(2,871)
Impact on fair value of 20% adverse change $
(2,451)
$
(2,686)
$
(5,211)
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

At December 31, 2024, the Corporation serviced $
495

million (2023 - $
561

million) in residential mortgage loans with credit recourse
to the Corporation, from

which $
12

million was 60

days or more past

due (2023 - $
13

million). Also refer to

Note 22 for information
on changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse.
During

the

year

ended

December

31,

2024,

the

Corporation

repurchased

approximately

$
38

million

of

mortgage

loans

from

its
GNMA servicing portfolio (2023 - $
44

million). The determination to repurchase these loans

was based on the economic benefits

of
the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. The

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

(In thousands) Useful life in years 2024 2023
Premises and equipment:
Land $
89,519
$
90,275
Buildings
10
-
50
497,631
487,053
Equipment
2
-
10
365,716
421,513
Leasehold improvements
3
-
10
96,521
90,333
959,868
998,899

Less - Accumulated depreciation and amortization
606,187
605,178
Subtotal
353,681
393,721
Construction in progress
158,587
81,288
Premises and equipment, net $
601,787
$
565,284
Depreciation and

amortization of premises

and equipment for

the year 2024

was $
57.1

million (2023 -

$
58.5

million; 2022

- $
55.1
million), of

which $
26.4

million (2023

- $
26.5

million; 2022

- $
24.8

million) was

charged to

occupancy expense

and $
30.7

million
(2023

-

$
32.0

million;

2022

-

$
30.3

million)

was charged

to

equipment, technology

and

software

and

other

operating expenses.
Occupancy expense of premises and equipment

is net of rental income

of $
11.5

million (2023 - $
13.1

million; 2022 - $
13.1

million).
For information related to the amortization expense

of finance leases, refer to Note 32 - Leases.

Note 12 – Other real estate owned
The following

tables present

the activity

related to

Other Real

Estate Owned

(“OREO”), for

the years

ended December

31, 2024,
2023 and 2022.

For the year ended December 31, 2024
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
11,189
$
69,227
$
80,416
Write-downs in value
(1,104)
(1,749)
(2,853)
Additions
7,155
43,458
50,613
Sales
(8,816)
(61,845)
(70,661)
Other adjustments
-
(247)
(247)
Ending balance $
8,424
$
48,844
$
57,268

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

(In thousands) December 31, 2024 December 31, 2023
Net deferred tax assets (net of valuation allowance) $
926,329
$
1,009,068
Investments under the equity method
251,537
236,485
Prepaid taxes
42,909
39,052
Other prepaid expenses
28,376
29,338
Capitalized software costs
136,442
93,404
Derivative assets
25,975
24,419
Trades receivable from brokers and counterparties
588
23,102
Receivables from investments maturities
14,600
176,000
Principal, interest and escrow servicing advances
43,793
48,557
Guaranteed mortgage loan claims receivable
17,226
29,648
Operating ROU assets (Note 32)
93,389
116,106
Finance ROU assets (Note 32)
19,174
21,093
Assets for pension benefit
33,233
23,404
Others
164,188
144,888
Total other assets $
1,797,759
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

Gross Carrying Accumulated Net Carrying
(In thousands) Amount Amortization Value
December 31, 2024
Software development costs $
79,233
$
23,057
$
56,176
Software license costs
42,234
21,459
20,775
Cloud computing arrangements
65,797
6,306
59,491
Total Capitalized

software costs [1] [2]
$
187,264
$
50,822
$
136,442
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

Year ended December

31,
(In thousands)
2024 2023 2022
Software development and license costs $
77,731

$
66,233
$
55,011
Cloud computing arrangements
4,398

3,324
3,805
Total amortization

expense
$
82,129

$
69,557
$
58,816

Note 14 – Goodwill and other intangible assets
During the

year ended

December 31,

2024, the

Corporation recognized a

write-down to goodwill

due to

the sale

of its

daily-rental
business. During the

third quarter of

2023, the Corporation recorded

an impairment of

$
23

million as a

result of its

annual goodwill
impairment test related to its U.S. based equipment leasing subsidiary, Popular Equipment Finance (“PEF”), due to lower forecasted cash flows and an increase in the rate used

to discount cash flows.
The changes in the carrying amount of goodwill for the

year ended December 31, 2024 and 2023, allocated

by reportable segments,
were as follows (refer to Note 36 for the definition

of the Corporation’s reportable segments):

December 31, 2024
Balance at

Write down from Balance at
(In thousands) January 1, 2024 a disposal group December 31, 2024
Banco Popular de Puerto Rico $
436,383
$
(1,474)
$
434,909
Popular U.S.
368,045
-
368,045
Total Popular,

Inc.

$
804,428
$
(1,474)
$
802,954

December 31, 2023
Balance at

Goodwill Balance at
(In thousands) January 1, 2023 impairment December 31, 2023
Banco Popular de Puerto Rico $
436,383
$
-
$
436,383
Popular U.S.
391,045
(23,000)
368,045
Total Popular,

Inc.

$
827,428
$
(23,000)
$
804,428
Other intangible assets
The following table reflects the components of

other intangible assets subject to amortization:

Gross Net
Carrying Accumulated Carrying
(In thousands) Amount Amortization Value
December 31, 2024
Core deposits $
12,810
$
12,595
$
215
Other customer relationships
14,286
8,435
5,851
Total other intangible

assets
$
27,096
$
21,030
$
6,066
December 31, 2023
Core deposits $
12,810
$
11,315
$
1,495
Other customer relationships
14,286
6,777
7,509
Total other intangible

assets
$
27,096
$
18,092
$
9,004
During

the

year

ended

December

31,

2024,

the

Corporation

recognized

$
2.9

million

in

amortization

expense

related

to

other
intangible assets with definite useful lives (2023

- $
3.2

million; 2022 - $
3.3

million).

The following

table presents

the estimated

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

goodwill impairment test results
as of such dates indicated that the estimated fair value

using a combination of valuation methodologies exceeded PB’s equity value by approximately $
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

December 31, 2024
Balance at Balance at
December 31, Accumulated December 31,
2024
impairment

2024
(In thousands)

(gross amounts)
losses

(net amounts)
Banco Popular de Puerto Rico $
438,710
$
3,801
$
434,909
Popular U.S.
564,456
196,411
368,045
Total Popular,

Inc.

$
1,003,166
$
200,212
$
802,954

December 31, 2023

Balance at

Balance at

December 31, Accumulated December 31,
2023
impairment

2023
(In thousands)

(gross amounts)
losses

(net amounts)
Banco Popular de Puerto Rico $
440,184
$
3,801
$
436,383
Popular U.S.
564,456
196,411
368,045
Total Popular,

Inc.

$
1,004,640
$
200,212
$
804,428

Note 15 – Deposits
Total deposits as of the end of the periods presented consisted of:

(In thousands) December 31, 2024 December 31, 2023
Savings accounts $
14,224,271
$
14,602,411
NOW, money market and other interest

bearing demand deposits
26,507,637
25,094,316
Total savings, NOW,

money market and other interest bearing demand

deposits
40,731,908
39,696,727
Certificates of deposit:
Under $250,000
5,383,331
5,443,062
$250,000 and over
3,629,551
3,058,830

Total certificates

of deposit
9,012,882
8,501,892
Total interest bearing

deposits
$
49,744,790
$
48,198,619
Non- interest bearing deposits $
15,139,555
$
15,419,624
Total deposits $
64,884,345
$
63,618,243
A summary of certificates of deposits by maturity at

December 31, 2024 follows:

(In thousands)
2025 $
6,221,048
2026
972,395
2027
669,740
2028
589,225
2029
476,258
2030 and thereafter
84,216
Total certificates of

deposit
$
9,012,882
At December 31, 2024, the Corporation had brokered

deposits amounting to $
1.6

billion (December 31, 2023 - $
1.7

billion).
The aggregate amount of overdrafts

in demand deposit accounts that

were reclassified to loans was $
10.4

million at December 31,
2024 (December 31, 2023 - $
9.1

million).
At December 31,

2024, Puerto Rico

government deposits amounted to

$
19.5

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

reductions

in

federal

funding,

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
Assets sold under agreements to repurchase amounted

to $
55

million at December 31, 2024 and $
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

December 31, 2024 December 31, 2023
Repurchase liability Repurchase liability
Repurchase

weighted average
Repurchase

weighted average
(Dollars in thousands)

liability
interest rate

liability
interest rate
U.S. Treasury securities

Within 30 days
$
22,591
5.04
% $
16,931
5.56
%

After 30 to 90 days
13,813
4.71
18,369
5.60

After 90 days
-
-
8,292
5.73
Total U.S. Treasury

securities
36,404
4.92
43,592
5.61
Mortgage-backed securities

Within 30 days
4,924
4.90
27,171
5.49

After 30 to 90 days
13,505
4.88
20,394
5.71
Total mortgage-backed

securities
18,429
4.89
47,565
5.58
Collateralized mortgage obligations

Within 30 days
-
-
227
5.25
Total collateralized

mortgage obligations
-
-
227
5.25
Total $
54,833
4.91
% $
91,384
5.59
%
Repurchase agreements in this portfolio are generally short-term, often overnight.

As such, our risk is very

limited.

We manage the
liquidity risks arising from secured

funding by sourcing funding globally from

a diverse group of counterparties, providing

a range of
securities collateral and pursuing longer durations,

when appropriate.

(Dollars in thousands) 2024 2023
Maximum aggregate balance outstanding at any month-end $
105,684
$
150,692
Average monthly aggregate balance outstanding $
76,156
$
115,808
Weighted average interest rate:
For the year
5.54
%
5.20
%
At December 31
4.99
%
5.68
%
Other short-term borrowings

At December 31, 2024, other short-term borrowings

consisted of $
225

million in FHLB Advances. There were
no

other short-term
borrowings at December 31, 2023.
The following table presents additional information related

to the Corporation’s other short-term
borrowings at December 31, 2024 and December 31,

2023.

(Dollars in thousands) 2024 2023
Maximum aggregate balance outstanding at any month-end $
225,000
$
65,000
Average monthly aggregate balance outstanding $
8,402
$
27,302
Weighted average interest rate:
For the year
5.40
%
4.80
%
At December 31
4.67
%
5.60
%

Notes Payable
The following table presents the composition of notes

payable at December 31, 2024 and December

31, 2023.

(In thousands) December 31, 2024 December 31, 2023
Advances with the FHLB with maturities ranging from
2025

through
2029

paying interest at monthly
fixed rates ranging from
0.54
% to
5.26
%

(2023 -
0.41
% to
5.26
%)
$
302,722
$
394,665
Unsecured senior debt securities maturing on
2028

paying interest
semiannually

at a fixed rate of
7.25
% (2023-
7.25
%), net of debt issuance costs of $
4,082

(2023 - $
6,063
)
[1]
395,198
393,937
Junior subordinated deferrable interest debentures (related to trust preferred securities) maturing on
2034

with fixed interest rates ranging from
6.125
% to
6.564
% (2023 -
6.125
% to
6.564
%), net of debt
issuance costs of $
261

(2023 - $
288
)
198,373
198,346
Total notes payable $
896,293
$
986,948
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
A breakdown of borrowings by contractual maturities

at December 31, 2024 is included in

the table below.

Assets sold under

Short-term
(In thousands)
agreements to
repurchase
borrowings
Notes payable Total
2025 $
54,833
$
225,000
$
144,215
$
424,048
2026
-
-
74,500
74,500
2027
-
-
-
-
2028
-
-
439,548
439,548
2029
-
-
39,657
39,657
Later years
-
-
198,373
198,373
Total borrowings $
54,833
$
225,000
$
896,293
$
1,176,126
At

December

31,

2024

and

December

31,

2023,

the

Corporation had

FHLB

borrowing

facilities

whereby

the

Corporation could
borrow up to

$
4.7

billion and $
4.2

billion, respectively,

of which $
0.5

billion and $
0.4

billion, respectively,

were used. In

addition, at
December

31,

2024

and

December

31,

2023,

the

Corporation

had

placed

$
0.3

billion

of

the

available

FHLB

credit

facility

as
collateral for municipal letters of credit

to secure deposits. The FHLB

borrowing facilities are collateralized with securities

and loans
held-in-portfolio, and do not have restrictive covenants

or callable features.

Also, at

December 31, 2024,

the Corporation had

borrowing facilities at

the discount window

of the Federal

Reserve Bank of

New
York amounting to $
7.0

billion (December 31, 2023 - $
4.4

billion), which remained unused at December 31, 2024

and December 31,
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
The following table presents financial data pertaining

to the different trusts at December 31, 2024 and 2023.

(Dollars in thousands) December 31, 2024 and 2023
Popular

North America

Popular

Issuer Capital Trust I Capital Trust Il
Capital securities $
91,651
$
101,024
Distribution rate
6.564
%
6.125
%
Common securities $
2,835
$
3,124
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
regulatory approval.

At December

31, 2024

and 2023,

the Corporation’s

$
193

million in

trust preferred

securities outstanding

do not

qualify for

Tier

1
capital treatment but qualify for Tier 2 capital treatment.

Note 18 − Other liabilities
The caption of other liabilities in the consolidated

statements of financial condition consists of the following

major categories:

(In thousands) December 31, 2024 December 31, 2023
Accrued expenses $
334,145
$
337,695
Accrued interest payable
60,723
59,102
Accounts payable
91,218
89,339
Dividends payable
49,546
44,741
Trades payable
495,139
31
Liability for GNMA loans sold with an option to repurchase
9,108
10,960
Reserves for loan indemnifications
2,779
4,408
Reserve for operational losses
29,465
27,994
Operating lease liabilities (Note 32)
103,198
126,946
Finance lease liabilities (Note 32)
23,141
25,778
Pension benefit obligation
5,816
6,772
Postretirement benefit obligation
99,172
117,045
Others
68,396
63,816
Total other liabilities $
1,371,846
$
914,627

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

December 31, 2024 consisted of:
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
the 2003

Series A

Preferred Stock

amounted to

$
1.4

million for

the years

ended December

31, 2024,

2023 and

2022.
Outstanding shares of 2003 Series A Preferred Stock amounted to
885,726

at December 31, 2024, 2023 and 2022.
Common stock
Dividends
During

the

year

2024,

cash

dividends

of

$
2.56

(2023

-

$
2.27
;

2022

-

$
2.20
)

per

common

share

outstanding

were

declared
amounting to $
183.9

million (2023 - $
163.7

million; 2022 -

$
163.7

million) of which

$
49.5

million were payable to

stockholders of
common

stock

at

December

31,

2024

(2023

-

$
44.7

million;

2022

-

$
39.5

million).

The

quarterly

dividend

of

$
0.70

per

share
declared to stockholders of record as of the close of business on
December 6, 2024
, was paid on
January 2, 2025
. On February 26,
2025, the Corporation’s Board of Directors approved a quarterly cash dividend of $
0.70

per share on its outstanding common stock,
payable on
April 1, 2025

to stockholders of record at the close of business

on
March 18, 2025
.
Common stock repurchases
During the

year

2024, the

Corporation completed

the

repurchase of
2,256,420

shares of

common stock

for $
217.3

million

at

an
average price

of $
96.32

per share,

under a

common stock

repurchase authorization

of up

to $
500

million announced

on July

24,
2024. The

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
72.6583

under the August ASR Agreement.
On

March

1,

2022,

the

Corporation

announced

that

on

February 28,

2022

it

entered

into

a

$
400

million

ASR

transactions

with
respect to

its common

stock (the

“March ASR

Agreement”), which was

accounted for

as a

treasury transaction. As

a result

of the

receipt

of

the

initial
3,483,942

shares,

the

Corporation recognized

in

stockholders’

equity

approximately $
320

million

in

treasury
stock and

$
80

million as

a reduction

of capital

surplus. The

Corporation completed the

transaction on

July 12,

2022 and

received
1,582,922

additional shares

of common

stock and

recognized $
120

million in

treasury stock

with a

corresponding increase

in its
capital surplus. In

total the Corporation

repurchased a total

of
5,066,864

shares at an

average purchased price

of $
78.9443

under
the March ASR Agreement.
Statutory reserve
The

Banking

Act

of

the

Commonwealth of

Puerto

Rico

requires that
a minimum of 10% of BPPR’s net income

for

the

year

be
transferred to

a statutory

reserve account

until such

statutory reserve

equals the

total of

paid-in capital

on common

and preferred
stock. Any losses

incurred by a

bank must first

be charged to

retained earnings and then

to the reserve

fund. Amounts credited

to
the

reserve

fund

may

not

be

used

to

pay

dividends

without

the

prior

consent

of

the

Puerto

Rico

Commissioner

of

Financial
Institutions.

The

failure

to

maintain

sufficient

statutory

reserves

would

preclude

BPPR

from

paying

dividends.

BPPR’s

statutory
reserve fund

amounted to $
961

million at

December 31, 2024

(2023 - $
908

million; 2022 -

$
863

million). During

2024, $
53

million
was transferred to the statutory reserve account (2023 - $
45

million, 2022 - $
77

million). BPPR was in compliance with the statutory
reserve requirement in 2024, 2023 and 2022.

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

2024

and

2023,

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
At December 31, 2024 and 2023, BPPR and

PB were well-capitalized under the regulatory

framework for prompt corrective action.

The following

tables present

the Corporation’s

risk-based capital

and leverage

ratios at

December 31,

2024 and

2023 under

the
Basel III regulatory guidance.

Actual

Capital adequacy minimum
requirement (including
conservation capital buffer) [1]
(Dollars in thousands)
Amount

Ratio Amount Ratio
2024
Total Capital (to Risk-Weighted

Assets):
Corporation $
6,968,203
17.83
% $
4,102,713
10.50
%
BPPR
4,734,198
17.04
2,917,399
10.50
PB
1,524,930
13.93
1,149,278
10.50
Common Equity Tier I Capital (to Risk-Weighted

Assets):
Corporation $
6,262,792
16.03
% $
2,735,142
7.00
%
BPPR
4,383,759
15.78
1,944,932
7.00
PB
1,461,436
13.35
766,186
7.00
Tier I Capital (to Risk-Weighted Assets):
Corporation $
6,284,935
16.08
% $
3,321,244
8.50
%
BPPR
4,383,759
15.78
2,361,704
8.50
PB
1,461,436
13.35
930,368
8.50
Tier I Capital (to Average Assets):
Corporation

$
6,284,935
8.66
% $
2,903,739
4.00
%

BPPR
4,383,759
7.48
2,343,289
4.00
PB
1,461,436
10.64
549,618
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
10.500
%
BPPR
4,811,675
18.15
2,782,976
10.500
PB
1,491,549
14.38
1,088,754
10.500
Common Equity Tier I Capital (to Risk-Weighted

Assets):
Corporation $
6,053,315
16.30
% $
2,600,243
7.000
%
BPPR
4,478,033
16.90
1,855,317
7.000
PB
1,426,037
13.75
725,836
7.000
Tier I Capital (to Risk-Weighted Assets):
Corporation $
6,075,458
16.36
% $
3,157,438
8.500
%
BPPR
4,478,033
16.90
2,252,885
8.500
PB
1,426,037
13.75
881,372
8.500
Tier I Capital (to Average Assets):
Corporation

$
6,075,458
8.51
% $
2,854,127
4
%
BPPR
4,478,033
7.64
2,343,174
4
PB
1,426,037
11.23
507,942
4
The following table presents the minimum amounts

and ratios for the Corporation’s banks to be

categorized as well-capitalized.

2024 2023
(Dollars in thousands)
Amount

Ratio

Amount

Ratio
Total Capital (to Risk-Weighted

Assets):
BPPR $
2,778,475
10
% $
2,650,453
10
%
PB
1,094,551
10
1,036,909
10
Common Equity Tier I Capital (to Risk-Weighted

Assets):
BPPR $
1,806,009
6.5
% $
1,722,795
6.5
%
PB
711,458
6.5
673,991
6.5
Tier I Capital (to Risk-Weighted Assets):
BPPR $
2,222,780
8
% $
2,120,363
8
%
PB
875,641
8
829,527
8
Tier I Capital (to Average Assets):
BPPR $
2,929,111
5
% $
2,928,968
5
%
PB
687,022
5
634,927
5

Note 21 – Other comprehensive loss
The

following

table

presents

changes

in

accumulated

other

comprehensive

income

(loss)

by

component

for

the

quarters

ended
December 31, 2024 and, 2023.

Changes in Accumulated Other Comprehensive (Loss) Income

by Component [1]
Years ended December

31,
(In thousands) 2024 2023 2022
Foreign currency translation Beginning Balance $
(64,528)
$
(56,735)
$
(67,307)
Other comprehensive (loss) income
(6,837)
(7,793)
10,572
Net change
(6,837)
(7,793)
10,572
Ending balance $
(71,365)
$
(64,528)
$
(56,735)
Adjustment of pension and
postretirement benefit plans Beginning Balance $
(117,893)
$
(144,335)
$
(158,994)
Other comprehensive income before reclassifications
14,157
14,408
4,882
Amounts reclassified from accumulated other comprehensive loss for
amortization of net losses
9,044
12,034
9,777
Net change
23,201
26,442
14,659
Ending balance $
(94,692)
$
(117,893)
$
(144,335)
Unrealized net holding
(losses) gains on debt
securities Beginning Balance $
(1,713,110)
$
(2,323,903)
$
(96,120)
Other comprehensive income (loss) before reclassifications
74,277
472,487
(2,261,097)
Amounts reclassified from accumulated other comprehensive

(loss)
income for gains on securities
-
-
-
Amounts reclassified from accumulated other comprehensive

(loss)
income for amortization of net unrealized losses of debt securities transferred from available-for-sale to held-to-maturity
143,650
138,306
33,314
Net change
217,927
610,793
(2,227,783)
Ending balance $
(1,495,183)
$
(1,713,110)
$
(2,323,903)
Unrealized net gains (losses)
on cash flow hedges Beginning Balance $
-
$
45
$
(2,648)
Other comprehensive (loss) income before reclassifications
-
(19)
3,107
Amounts reclassified from accumulated other comprehensive

(loss)
income for gains on securities
-
(26)
(414)
Net change
-
(45)
2,693
Ending balance $
-
$
-
$
45
Total

$
(1,661,240)
$
(1,895,531)
$
(2,524,928)
[1] All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the years ended December 31, 2024, 2023, and

2022.

Reclassifications Out of Accumulated Other Comprehensive

(Loss) Income
Affected Line Item in the

Years ended December

31,
(In thousands) Consolidated Statements of Operations 2024 2023 2022
Adjustment of pension and postretirement benefit plans
Amortization of net losses Other operating expenses $
(14,471)
$
(19,253)
$
(15,644)
Total before tax
(14,471)
(19,253)
(15,644)
Income tax benefit
5,427
7,219
5,867
Total net of tax $
(9,044)
$
(12,034)
$
(9,777)
Unrealized net holding (losses) gains on debt securities
Amortization of unrealized net losses of debt
securities transferred to held-to-maturity
Investment securities

(179,563)
(172,883)
(41,642)
Total before tax
(179,563)
(172,883)
(41,642)
Income tax benefit

35,913
34,577
8,328
Total net of tax $
(143,650)
$
(138,306)
$
(33,314)
Unrealized net gains (losses) losses on cash flow
hedges
Forward contracts Mortgage banking activities $
-
$
41
$
1,458
Interest rate swaps Other operating income
-
-
(498)
Total before tax
-
41
960
Income tax expense
-
(15)
(546)
Total net of tax $
-
$
26
$
414
Total reclassification

adjustments, net of tax
$
(152,694)
$
(150,314)
$
(42,677)

Note 22 – Guarantees
The Corporation

has obligations

upon the

occurrence of

certain events

under financial

guarantees provided

in certain

contractual
agreements.

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

2024, the

Corporation serviced

$
495

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
During 2024,

the Corporation

repurchased approximately

$
2

million of

unpaid principal

balance in

mortgage loans

subject to

the
credit recourse

provisions (2023

- $
2

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
years ended December 31, 2024 and 2023.

Years ended
December 31,
(In thousands) 2024 2023
Balance as of beginning of period $
4,211
$
6,897
Provision (benefit) for recourse liability
(1,280)
(1,989)
Net charge-offs
(320)
(698)
Balance as of end of period $
2,611
$
4,211

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

private investors, or are
sold directly

to FNMA

for cash.

As required

under the

government agency

programs, quality

review procedures

are performed

by
the Corporation to

ensure that asset

guideline qualifications are met.

To

the extent the

loans do not

meet specified characteristics,
the

Corporation may

be required

to

repurchase such

loans or

indemnify for

losses and

bear any

subsequent loss

related to

the
loans. The

amount purchased

under representation

and warranty

arrangements during

the years

ended December

31, 2024

and

December 31, 2023 was not considered material

for the Corporation.
From

time

to

time, the

Corporation sells

loans and

agrees to

indemnify the

purchaser for

credit

losses

or

any

breach

of

certain
representations and warranties made in connection

with the sale.
Servicing agreements

relating to

the mortgage-backed

securities

programs of

FNMA and

GNMA, and

to

mortgage loans

sold

or
serviced to

certain other

investors, including

FHLMC, require

the Corporation

to

advance funds

to make

scheduled payments

of
principal, interest, taxes

and insurance,

if such

payments have not

been received

from the

borrowers. At

December 31,

2024, the
Corporation serviced $
9.0

billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31,
2023 - $
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
44

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

$
94

million at both December 31,

2024 and December 31, 2023, respectively.
In addition, at both December 31, 2024 and December 31, 2023, PIHC fully and unconditionally guaranteed on a subordinated basis
$
193

million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable

guarantee

agreement.

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
Financial instruments with

off-balance sheet credit

risk, whose contract

amounts represent potential credit

risk as of

the end of

the
periods presented were as follows:

(In thousands) December 31, 2024 December 31, 2023
Commitments to extend credit:
Credit card lines $
5,599,823
$
6,108,939
Commercial lines of credit
3,971,331
3,626,269
Construction lines of credit
1,131,824
1,287,679
Other consumer unused credit commitments

260,121
256,610
Commercial letters of credit
5,002
1,404
Standby letters of credit
144,845
80,889
Commitments to originate or fund mortgage loans
29,604
32,968
At December 31, 2024 and December 31, 2023, the

Corporation maintained a reserve of approximately $
15

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
At December 31, 2024, the Corporation’s direct exposure to the

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

at December

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

municipalities.
The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government
according to their maturities as of December 31, 2024
:

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

December

31,

2024,

the

Corporation

had

$
220

million

in

loans

insured

or

securities

issued

by

Puerto

Rico
governmental entities

but for

which the

principal source

of repayment

is non-governmental

($
238

million at

December 31,

2023).
These

included

$
176

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

In

addition,

$
2.1

billion

of

residential

mortgages

and

$
87.4

million

commercial

loans

were

insured

or

guaranteed

by

the

U.S.
Government or its agencies at December 31, 2024 (compared to $
1.9

billion and $
89.2

million, respectively, at December 31, 2023).
The Corporation also had

U.S. Treasury and

obligations from the U.S.

Government, its agencies or

government sponsored entities
within the

portfolio of

available-for-sale and

held-to-maturity securities as

described in

Note 5

and 6

to the

Consolidated Financial
Statements.
At December 31, 2024,

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

At December 31,

2024, the Corporation

had operations in

the British Virgin

Islands (“BVI”) and

it had a

loan portfolio amounting

to
approximately

$
196

million

comprised

of

various

retail

and

commercial

clients,

compared

to

a

loan

portfolio

of

$
205

million

at
December 31, 2023. At December 31, 2024, the

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

is periodically adjusted or if

the total amount collected
varies.
Legal Proceedings
The nature of Popular’s business ordinarily

generates claims, litigation,
arbitration, regulatory and governmental investigations, and legal

and

administrative

cases

and

proceedings

(collectively,

“Legal

Proceedings”).

Popular’s

Legal

Proceedings

may

involve
various lines

of business

and include

claims relating

to contract,

torts, consumer

protection, securities,

antitrust, employment,

tax
and

other

laws.

The

recovery

sought

in

Legal

Proceedings

may

include

substantial

or

indeterminate

compensatory

damages,
punitive

damages,

injunctive

relief,

or

recovery

on

a

class-wide

basis.

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
5.95

million as
of

December

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

Set forth below is a description of certain Legal Proceedings.
Insufficient Funds and Overdraft Fees Class Actions

Popular, Inc. (“Popular”) was named as

a defendant in a putative class action complaint captioned Golden v.

Popular, Inc. originally
filed in March 2020

before the U.S. District Court for

the Southern District of New

York, seeking

damages, restitution and injunctive
relief. Plaintiff alleged breach of

contract, violation of the covenant of

good faith and fair dealing,

unjust enrichment,

and violation of
New York

consumer protection law due to Popular’s purported

practice of charging overdraft fees

(“OD Fees”)

on transactions that,
under plaintiffs’ theory, do

not overdraw the account.
The complaint further alleged that Popular assessed OD Fees over authorized transactions for

which sufficient

funds are

held for

settlement. Following

a Motion

to Compel

Arbitration filed

by Popular,

Plaintiff
filed a Notice of Voluntary Dismissal in April 2022.

In May 2022,

Plaintiff filed a

new complaint captioned Lipsett v.

Banco Popular North America

d/b/a Popular Community Bank

with
the same allegations of

his previous complaint against

Popular. On May

2, 2024, the parties

reached a settlement in

principle on a
class-wide basis. The Court approved the settlement

agreement on January 7, 2025. This matter is

now closed.

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

31, 2024.

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

2024

and

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

The following

table presents

the carrying

amount and

classification of

the assets

related to

the Corporation’s

variable interests

in
non-consolidated VIEs

and the

maximum exposure

to loss

as a

result of

the Corporation’s

involvement as

servicer of

GNMA and
FNMA loans at December 31, 2024 and 2023.

(In thousands) December 31, 2024 December 31, 2023
Assets
Servicing assets:
Mortgage servicing rights $
84,356
$
92,999
Total servicing

assets

$
84,356
$
92,999
Other assets:
Servicing advances $
6,112
$
6,291
Total other assets $
6,112
$
6,291
Total assets $
90,468
$
99,290
Maximum exposure to loss $
90,468
$
99,290
The size of

the non-consolidated VIEs,

in which the

Corporation has a

variable interest in

the form

of servicing fees,

measured as
the total unpaid principal balance of the loans,

amounted to $
6.6

billion at December 31, 2024 (December

31, 2023 - $
7.2

billion).
The Corporation

determined that

the maximum

exposure to

loss includes

the fair

value of

the MSRs

and the

assumption that

the
servicing advances

at December 31,

2024 and

2023 will

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

2024.

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

2024, inclusion of

the credit risk

in the

fair value of

the derivatives resulted

in a

gain of

$
0.1

million from the
Corporation’s credit standing adjustment.

During the years ended December 31, 2023 and

2022, the Corporation recognized a gain
of $
0.4

million and a loss of $
0.5

million, respectively, from the Corporation’s credit standing adjustment.
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

Financial instruments designated as non-hedging derivatives

outstanding at December 31, 2024 and 2023

were as follows:

Notional amount Derivative assets
Derivative liabilities

Statement of Fair value at Statement of Fair value at
At December 31, condition December 31, condition December 31,
(In thousands) 2024 2023 classification 2024 2023 classification 2024 2023
Derivatives not designated

as hedging instruments:
Forward contracts $
11,150
$
14,930
Trading
account debt
securities $
48
$
-
Other liabilities $
1
$
138
Interest rate caps
95,625
528,125
Other assets
26
2,195
Other liabilities
26
2,213
Indexed options on deposits

93,510
89,730
Other assets
25,949
22,224
- - -
Bifurcated embedded options
86,278
82,118
- - -
Interest
bearing
deposits
22,805
18,752
Total derivatives not

designated as

hedging instruments
$
286,563
$
714,903
$
26,023
$
24,419
$
22,832
$
21,103
Total derivative assets

and liabilities

$
286,563
$
714,903
$
26,023
$
24,419
$
22,832
$
21,103
Cash Flow Hedges
The Corporation

utilizes forward

contracts to

hedge the

sale

of mortgage-backed

securities with

duration terms

over one

month.
Interest rate forwards are contracts for the delayed delivery of securities,

which the seller agrees to deliver on a specified future date at

a specified

price or

yield.

These forward

contracts are

hedging a

forecasted transaction

and thus

qualify for

cash flow

hedge
accounting.

Changes

in

the

fair

value

of

these

forward

contracts

designated

as

cash

flow

hedges

are

recorded

in

other
comprehensive income (loss).
Effective on

January 1,

2023, the

Corporation discontinued

the hedge

accounting treatment

of certain

forward contracts

for which
the

changes

in

fair

value

were

recorded,

net

of

taxes,

in

accumulated

other

comprehensive

income

(loss)

and

subsequently
reclassified to net

income (loss) in

the same

period that the

hedged transaction impacted

earnings. As a

result of this

change, the
changes in the fair value of these forward contracts

are being recorded through net income. At December 31, 2024 and 2023,

there
were no derivatives designated as cash flow hedges.

For cash flow hedges, net gains (losses) on derivative

contracts that are reclassified from accumulated other

comprehensive income
(loss) to current period earnings are included in the line item in which the hedged item is recorded and during

the period in which the
forecasted transaction impacts earnings, as presented

in the tables below.

Year ended December

31, 2023
(In thousands)
Amount of net gain (loss)
recognized in OCI on
derivatives (effective
portion)
Classification in the statement of
operations of the net gain (loss)
reclassified from AOCI into income
(effective portion and ineffective
portion)
Amount of net gain
(loss) reclassified from
AOCI into income
(effective portion)
Amount of net gain
(loss) recognized in
income on derivatives
(ineffective portion)
Forward contracts $
(30)
Mortgage banking activities
$
41
$
-
Total $
(30)
$
41
$
-

Year ended December

31, 2022
(In thousands)
Amount of net gain (loss)
recognized in OCI on
derivatives (effective
portion)
Classification in the statement of
operations of the net gain (loss)
reclassified from AOCI into income
(effective portion and ineffective
portion)
Amount of net gain
(loss) reclassified from
AOCI into income
(effective portion)
Amount of net gain
(loss) recognized in
income on derivatives
(ineffective portion)
Forward contracts $
1,636
Mortgage banking activities
$
1,458
$
-
Total $
1,636
$
1,458
$
-
Fair Value Hedges
At December 31, 2024 and 2023, there were
no

derivatives designated as fair value hedges.
Non-Hedging Activities
For the year ended December

31, 2024, the Corporation recognized a

gain of $
0.6

million (2023 –gain of $
1.5

million; 2022 – gain
of $
7.7

million) related to its non-hedging derivatives,

as detailed in the table below.

Amount of Net Gain (Loss) Recognized in Income on Derivatives
Year ended

Year ended

Year ended

Classification of Net Gain (Loss) December 31, December 31, December 31,
(In thousands) Recognized in Income on Derivatives 2024 2023 2022
Forward contracts Mortgage banking activities $
34
$
655
$
8,094
Interest rate caps Other operating income
18
(18)
-
Indexed options on deposits Interest expense
7,423
6,201
(5,290)
Bifurcated embedded options

Interest expense
(6,842)
(5,326)
4,942
Total

$
633
$
1,512
$
7,746
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
organizations, and affiliates, and

proposes to continue such

transactions in the ordinary

course of its business,

on substantially the
same

terms,

including

interest

rates

and

collateral,

as

those

prevailing

for

comparable

loan

transactions

with

third

parties.

The
activity and balance of all these loans were

as follows:

(In thousands)
Balance at December 31, 2022 $
125,337
New loans
23,381
Payments
(9,731)
Other changes, including existing loans to new related parties
7,030
Balance at December 31, 2023 $
146,017
New loans
10,365
Payments
(11,743)
Other changes, including existing loans to new related parties
(2,422)
Balance at December 31, 2024 $
142,217
New loans and payments include disbursements and collections from existing lines of credit.
Certain

loans

to

related

parties

have

participated

in

the

Corporation’s

loan

mitigation

programs

that

are

also

available

to

third
parties.
From time

to time,

the Corporation,

in the

ordinary course

of business,

also obtains

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

its remaining shares of common

stock of Evertec, together with

the aforementioned business acquisition (the
“Evertec Transactions”). As

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
for the year ended December 31, 2022.

Year ended
(In thousands) December 31, 2022
Share of Evertec income and Gain from the Evertec Transactions

and
related accounting adjustments [1] $
269,539
Share of other changes in Evertec's stockholders' equity
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

(as an affiliate)
and

their

impact

on

the

results

of

operations

for

the

year

ended

2022.

Items

that

represent

expenses

to

the

Corporation

are
presented with parenthesis.

Year ended
(In thousands) December 31, 2022 Category
Interest expense on deposits $
(267)
Interest expense
ATH and credit cards interchange

income from services to Evertec
13,955
Other service fees
Rental income charged to Evertec
3,258
Net occupancy
Fees on services provided by Evertec
(128,681)
Professional fees
Other services provided to Evertec
420
Other operating expenses
Total $
(111,315)
[1] Includes activity through June 30, 2022.

Centro Financiero BHD, S.A.
At December

31, 2024,

the Corporation

had a
15.63
% equity

interest in

Centro Financiero

BHD, S.A.

(“BHD”), one

of the

largest
banking

and

financial

services

groups

in

the

Dominican

Republic.

During

the

year

ended

December

31,

2024,

the

Corporation
recorded $
33.0

million in equity pickup, including the impact of changes in the fair value of available for sale securities included as a component of Other Comprehensive Income, from its investment in BHD (December 31, 2023

- $
40.1

million), which had a carrying
amount of

$
239.5

million at

December 31,

2024 (December

31, 2023

- $
225.9

million). The

Corporation received

$
19.4

million in
cash

dividend distributions

and $
2.9

in stock

dividends during

the year

ended December

31, 2024

(December 31,

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
Fair Value on a Recurring and Nonrecurring Basis
The following fair value hierarchy tables

present information about the Corporation’s assets

and liabilities measured at fair value

on
a recurring basis at December 31, 2024 and

2023:

At December 31, 2024
(In thousands) Level 1 Level 2 Level 3 Measured at NAV Total
RECURRING FAIR VALUE

MEASUREMENTS
Assets

Debt securities available-for-sale:
U.S. Treasury securities $
7,512,171
$
5,482,939
$
-
$
-
$
12,995,110
Collateralized mortgage obligations - federal
agencies
-
120,284
-
-
120,284
Mortgage-backed securities
-
5,127,775
484
-
5,128,259
Other
-
-
2,250
-
2,250
Total debt securities

available-for-sale
$
7,512,171
$
10,730,998
$
2,734
$
-
$
18,245,903
Trading account debt securities, excluding
derivatives:
U.S. Treasury securities $
2,814
$
10
$
-
$
-
$
2,824
Obligations of Puerto Rico, States and political
subdivisions
-
55
-
-
55
Collateralized mortgage obligations
-
655
-
-
655
Mortgage-backed securities
-
29,032
84
-
29,116
Other
-
-
133
-
133
Total trading account

debt securities, excluding
derivatives $
2,814
$
29,752
$
217
$
-
$
32,783
Equity securities $
-
$
45,664
$
-
$
381
$
46,045
Mortgage servicing rights
-
-
108,103
-
108,103
Loans held-for-sale
-
5,423
-
-
5,423
Derivatives

-
26,023
-
-
26,023
Total assets measured

at fair value on a
recurring basis $
7,514,985
$
10,837,860
$
111,054
$
381
$
18,464,280
Liabilities
Derivatives $
-
$
(22,832)
$
-
$
-
$
(22,832)
Total liabilities measured

at fair value on a
recurring basis $
-
$
(22,832)
$
-
$
-
$
(22,832)

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
The

following

tables summarize

the difference

between the

aggregate fair

value

and the

aggregate unpaid

principal

balance

for
mortgage loans originated as held-for-sale measured

at fair value as of December 31, 2024 and

December 31, 2023.

(In thousands) December 31, 2024
Aggregate Unpaid
Fair Value Principal Balance Difference
Loans held for sale $
5,423
$
5,436
$
(13)

(In thousands) December 31, 2023
Aggregate Unpaid
Fair Value Principal Balance Difference
Loans held for sale $
3,239
$
3,202
$
37

No

loans held-for-sale were 90 or more days past

due or on nonaccrual status as of December 31,

2024 and December 31, 2023.
For the year ended December 31, 2024, changes in the

fair value of mortgage loans held-for-sale for which the

Corporation elected
the fair value option, were not considered material.
The fair value information included in the following

tables is not as of period end, but as

of the date that the fair value measurement
was recorded during the years ended December 31, 2024,

2023 and 2022

and excludes nonrecurring fair value measurements

of
assets no longer outstanding

as of the reporting date.

Year ended December

31, 2024
(In thousands) Level 1 Level 2 Level 3 Total
NONRECURRING FAIR VALUE

MEASUREMENTS
Assets

Write-downs
Loans [1] $
-
$
-
$
6,808
$
6,808
$
(939)
Other real estate owned [2]
-
-
6,050
6,050
(1,934)
Other foreclosed assets [2]
-
-
134
134
(55)
Total assets measured

at fair value on a nonrecurring basis
$
-
$
-
$
12,992
$
12,992
$
(2,928)
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

The following tables present the changes in Level

3 assets and liabilities measured at fair

value on a recurring basis for the years
ended December 31, 2024, 2023, and 2022.

Year ended December

31, 2024
MBS Other
classified classified CMOs
MBS

Other
as debt as debt classified classified securities
securities securities as trading as trading classified as Mortgage available- available- account debt account debt trading account servicing Total
(In thousands) for-sale for-sale securities securities debt securities rights assets
Balance at January 1,

2024
$
606
$
2,500
$
5
$
112
$
167
$
118,109
$
121,499
Gains (losses) included in earnings
-
(500)
-
-
(34)
(11,370)
(11,904)
Gains (losses) included in OCI
3
-
-
-
-
-
3
Additions
-
-
-
-
-
1,364
1,364
Sales
-
250
-
-
-
-
250
Settlements
(125)
-
(5)
(28)
-
-
(158)
Balance at December 31, 2024 $
484
$
2,250
$
-
$
84
$
133
$
108,103
$
111,054
Changes in unrealized gains (losses)
included in earnings relating to assets
still held at December 31, 2024 $
-
$
-
$
-
$
1
$
7
$
(2,120)
$
(2,112)

Year ended December

31, 2023
MBS Other Other
classified classified CMOs
MBS

securities
as debt as debt classified classified classified
securities securities as trading as trading as trading Mortgage available- available- account debt account debt
account debt

servicing Total
(In thousands) for-sale for-sale securities securities securities rights assets
Balance at January 1, 2023 $
711
$
1,000
$
113
$
215
$
207
$
128,350
$
130,596
Gains (losses) included in earnings
-
-
-
(2)
(40)
(11,589)
(11,631)
Gains (losses) included in OCI
(5)
-
-
-
-
-
(5)
Additions
-
1,500
4
-
-
2,097
3,601
Sales
-
-
-
-
-
(1,269)
(1,269)
Settlements
(100)
-
(112)
(101)
-
520
207
Balance at December 31, 2023 $
606
$
2,500
$
5
$
112
$
167
$
118,109
$
121,499
Changes in unrealized gains (losses)
included in earnings relating to assets
still held at December 31, 2023 $
-
$
-
$
-
$
(1)
$
18
$
(529)
$
(512)

Year ended December

31, 2022
MBS Other Other
classified classified CMOs
MBS

securities
as debt as debt classified classified as classified
securities securities as trading trading as trading Mortgage available- available- account debt
account debt

account debt

servicing Total Contingent Total
(In thousands) for-sale for-sale securities securities securities rights assets Consideration liabilities
Balance at January 1,

2022
$
826
$
-
$
198
$
-
$
280
$
121,570
$
122,874
$
(9,241)
$
(9,241)
Gains (losses) included in
earnings
-
-
(2)
4
(73)
166
95
9,241
9,241
Gains (losses) included in OCI
(15)
-
-
-
-
-
(15)
-
-
Additions
-
1,000
5
211
-
6,614
7,830
-
-
Settlements
(100)
-
(88)
-
-
-
(188)
-
-
Balance at December 31, 2022 $
711
$
1,000
$
113
$
215
$
207
$
128,350
$
130,596
$
-
$
-
Changes in unrealized gains
(losses) included in earnings
relating to assets still held at
December 31, 2022
$
-
$
-
$
(2)
$
4
$
(23)
$
11,964
$
11,943
$
-
$
-

Gains and losses (realized and

unrealized) included in earnings for the

years ended December 31, 2024,

2023, and 2022 for Level
3 assets and liabilities included in the previous

tables are reported in the consolidated statement

of operations as follows:

2024 2023 2022
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
(11,370)
$
(2,120)
$
(11,589)
$
(529)
$
166
$
11,964
Trading account (loss) profit

(34)
8
(42)
17
(71)
(21)
Other operating income
-
-
-
-
9,241
-
Provision for credit losses
(500)
-
-
-
-
-
Total

$
(11,904)
$
(2,112)
$
(11,631)
$
(512)
$
9,336
$
11,943
The following

tables include

quantitative information

about significant

unobservable inputs

used to

derive the

fair value

of Level

3
instruments, excluding those instruments

for which the

unobservable inputs were not

developed by the

Corporation such as

prices
of prior transactions and/or unadjusted third-party pricing

sources at December 31, 2024 and 2023.

Fair value at

December 31,
(In thousands) 2024 Valuation technique Unobservable inputs Weighted average (range) [1]
Other - trading $
133
Discounted cash flow model Weighted average life
2

years
Yield
12
.0%
Prepayment speed
10.8
%
Loans held-in-portfolio $
6,808
[2]
External appraisal Haircut applied on
external appraisals
6.6
% (
5.0
% -
10.0
%)
Other real estate owned $
53
[3]
External appraisal Haircut applied on
external appraisals
60.1
% (
35.0
% -
65.6
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

Level 2.

●

Obligations of Puerto

Rico, States and

political subdivisions: Obligations of

Puerto Rico, States

and political subdivisions
include

municipal

bonds.

The

bonds

are

segregated

and

the

like

characteristics

divided

into

specific

sectors.

Market
inputs used in the

evaluation process include all or

some of the following:

trades, bid price or

spread, two sided markets,
quotes, benchmark curves including but not limited to Treasury benchmarks and swap curves, market data feeds such as
those obtained from

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

held, the remaining

term, and the

creditworthiness of the
entity that

bears the

risk, and

uses available

public data

or internally-developed

data related

to current

spreads that

denote their
probability of default.
Contingent consideration liability
The

fair

value

of

the

contingent consideration,

which

was

related

to

earnout

payments

that

could

be

payable

over

a

three-year
period to K2 Capital Group LLC’s

(“K2”) related to an equipment leasing

and financing business acquired by the Corporation

during
the

year

2022,

was

calculated

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

December 31, 2024
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Assets:
Cash and due from banks $
419,638
$
419,638
$
-
$
-
$
-
$
419,638
Money market investments
6,380,948
6,371,180
9,768
-
-
6,380,948
Trading account debt securities, excluding

derivatives
[1]
32,783
2,814
29,752
217
-
32,783
Debt securities available-for-sale [1]
18,245,903
7,512,171
10,730,998
2,734
-
18,245,903
Debt securities held-to-maturity:
U.S. Treasury securities $
7,693,418
$
-
$
7,623,824
$
-
$
-
$
7,623,824
Obligations of Puerto Rico, States and political
subdivisions
51,865
-
6,866
44,711
-
51,577
Collateralized mortgage obligation-federal agency
1,518
-
1,304
-
-
1,304
Securities in wholly owned statutory business trusts
5,959
-
5,959
-
-
5,959
Total debt securities

held-to-maturity
$
7,752,760
$
-
$
7,637,953
$
44,711
$
-
$
7,682,664
Equity securities:
FHLB stock $
55,786
$
-
$
55,786
$
-
$
-
$
55,786
FRB stock
100,304
-
100,304
-
-
100,304
Other investments
52,076
-
45,664
6,528
381
52,573
Total equity securities $
208,166
$
-
$
201,754
$
6,528
$
381
$
208,663
Loans held-for-sale $
5,423
$
-
$
5,423
$
-
$
-
$
5,423
Loans held-in-portfolio
36,361,628
-
-
35,652,539
-
35,652,539
Mortgage servicing rights
108,103
-
-
108,103
-
108,103
Derivatives
26,023
-
26,023
-
-
26,023
December 31, 2024
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Liabilities:
Deposits:
Demand deposits $
55,871,463
$
-
$
55,871,463
$
-
$
-
$
55,871,463
Time deposits
9,012,882
-
8,795,803
-
-
8,795,803
Total deposits $
64,884,345
$
-
$
64,667,266
$
-
$
-
$
64,667,266
Assets sold under agreements to repurchase $
54,833
$
-
$
54,845
$
-
$
-
$
54,845
Other short-term borrowings [2]
225,000
-
225,000
-
-
225,000
Notes payable:
FHLB advances $
302,722
$
-
$
295,023
$
-
$
-
$
295,023
Unsecured senior debt securities
395,198
-
415,148
-
-
415,148
Junior subordinated deferrable interest debentures
(related to trust preferred securities)
198,373
-
189,758
-
-
189,758
Total notes payable $
896,293
$
-
$
899,929
$
-
$
-
$
899,929
Derivatives $
22,832
$
-
$
22,832
$
-
$
-
$
22,832
[1]
Refer to Note 27 to the Consolidated Financial Statements

for the fair value by class of financial asset and its hierarchy level.
[2]
Refer to Note 16 to the Consolidated Financial Statements

for the composition of other short-term borrowings.

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
-
$
63,271,174
Assets sold under agreements to repurchase $
91,384
$
-
$
91,386
$
-
$
-
$
91,386
Notes payable:
FHLB advances $
394,665
$
-
$
377,851
$
-
$
-
$
377,851
Unsecured senior debt securities
393,937
-
400,848
-
-
400,848
Junior subordinated deferrable interest debentures
(related to trust preferred securities)
198,346
-
180,076
-
-
180,076
Total notes payable $
986,948
$
-
$
958,775
$
-
$
-
$
958,775
Derivatives $
21,103
$
-
$
21,103
$
-
$
-
$
21,103
[1]
Refer to Note 27 to the Consolidated Financial Statements

for the fair value by class of financial asset and its hierarchy level.

Refer

to

Note

23

to

the

Consolidated

Financial

Statements

for

the

notional

amount

of

commitments

to

extend

credit,

which
represents the unused portion of credit facilities granted to customers,

and

letters of credit, which represent the contractual amount
that

is

required

to

be

paid

in

the

event

of

nonperformance,

at

December

31,

2024

and

December

31,

2023.

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

2024

and

2023

and

the

approved

asset

allocation
ranges, by asset category, are summarized in the table below.

Minimum allotment Maximum allotment 2024 2023
Equity
0
%
70
%
10
%
22
%
Debt securities
0
%
100
%
85
%
74
%
Popular related securities
0
%
5
%
1
%
2
%
Cash and cash equivalents
0
%
100
%
4
%
2
%

The following table sets

forth by level, within

the fair value hierarchy,

the Pension Plans’ assets at

fair value at December

31, 2024
and 2023. Investments

measured at net

asset value per share

(“NAV”) as

a practical expedient have

not been classified

in the fair
value hierarchy, but are presented in order to permit reconciliation of the plans’ assets.

2024 2023
(In thousands) Level 1 Level 2 Level 3
Measured
at NAV
Total

Level 1 Level 2 Level 3
Measured
at NAV
Total

Obligations of the U.S.
Government, its agencies,
states and political
subdivisions
$
-
$
6,956
$
-
$
125,476
$
132,432
$
-
$
3,711
$
-
$
154,459
$
158,170
Corporate bonds and
debentures
-
364,900
-
10,734
375,634
-
295,141
-
7,042
302,183
Equity securities - Common
Stock
3,821
-
-
-
3,821
34,334
-
-
-
34,334
Equity securities - ETF's
32,372
6,503
-
-
38,875
42,798
17,173
-
-
59,971
Foreign commingled trust
funds
-
-
-
20,097
20,097
-
-
-
51,392
51,392
Mutual fund
-
9,833
-
-
9,833
-
1,610
-
22,642
24,252
Mortgage-backed securities
-
14,160
-
-
14,160
-
9,289
-
-
9,289
Cash and cash equivalents
17,034
-
-
-
17,034
8,908
-
-
-
8,908
Accrued investment income

-
-
5,289
-
5,289
-
-
3,927
-
3,927
Total assets

$
53,227
$
402,352
$
5,289
$
156,307
$
617,175
$
86,040
$
326,924
$
3,927
$
235,535
$
652,426

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

●

Foreign commingled trust fund-

Collective investment funds that are

valued using the NAV

per share practical expedient,
were not

categorized within

the fair

value

hierarchy and

were presented

separately.

The Fund's

investments are

in an
international equity portfolio and in an emerging markets

equity fund.
●

Mutual

funds

–

Mutual

funds

held

by

the

Plan

are

open-end

mutual

funds

that

are

registered

with

the

Securities

and
Exchange

Commission (SEC)

and are

required to

publish their

daily NAV.

Since these

funds

have liquid

markets with
trading activity of these or similar securities they

are considered level 2.
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
The following table presents the change in Level

3 assets measured at fair value.

(In thousands) 2024 2023
Balance at beginning of year $
3,927
$
3,581
Purchases, sales, issuance and settlements (net)
1,362
346
Balance at end of year $
5,289
$
3,927
There were
no

transfers in

and/or out

of Level

3 for

financial instruments

measured at

fair value

on a

recurring basis

during the
years ended

December 31,

2024 and

2023. There

were
no

transfers in

and/or out

of Level

1 and

Level 2

during the

years ended
December 31, 2024 and 2023.
Information on the shares of common stock held by

the pension plans is provided in the table that

follows.

(In thousands, except number of shares information) 2024 2023
Shares of Popular, Inc. common stock
40,619
178,611
Fair value of shares of Popular, Inc. common

stock
$
3,821
$
14,659
Dividends paid on shares of Popular,

Inc. common stock held by the plan
$
360
$
384
The following table presents the components of net

periodic benefit cost for the years ended

December 31, 2024, 2023 and 2022.

Pension Plans OPEB Plan
(In thousands) 2024 2023 2022 2024 2023 2022
(in thousands)
Service cost $
-
$
-
$
-
$
127
$
191
$
485
Other operating expenses:
Interest cost
30,234
31,548
19,199
5,686
6,082
3,931
Expected return on plan assets
(34,376)
(34,365)
(35,388)
-
-
-
Recognized net actuarial loss
16,664
21,465
15,644
(2,193)
(2,212)
-
Net periodic cost (benefit) $
12,522
$
18,648
$
(545)
$
3,620
$
4,061
$
4,416
Other Adjustments
-
-
-
-
-
60
Total cost (benefit)

$
12,522
$
18,648
$
(545)
$
3,620
$
4,061
$
4,476

The following table sets forth the aggregate status of the plans and the amounts recognized in the consolidated financial statements at December 31, 2024 and 2023.

Pension Plans OPEB Plan
(In thousands) 2024 2023 2024 2023
Change in benefit obligation:
Benefit obligation at beginning of year $
635,794
$
628,175
$
117,045
$
118,336
Service cost

-
-
127
191
Interest cost

30,234
31,548
5,686
6,082
Actuarial (gain)/loss [1]
(31,747)
16,861
(16,787)
(1,180)
Benefits paid
(44,523)
(40,790)
(6,899)
(6,384)
Benefit obligation at end of year $
589,758
$
635,794
$
99,172
$
117,045
Change in fair value of plan assets:
Fair value of plan assets at beginning of year $
652,426
$
619,885
$
-
$
-
Actual return on plan assets
9,042
73,101
-
-
Employer contributions
230
230
6,899
6,384
Benefits paid
(44,523)
(40,790)
(6,899)
(6,384)
Fair value of plan assets at end of year $
617,175
$
652,426
$
-
$
-
Funded status of the plan:
Benefit obligation at end of year $
(589,758)
$
(635,794)
$
(99,172)
$
(117,045)
Fair value of plan assets at end of year
617,175
652,426
-
-
Funded status at year end $
27,417
$
16,632
$
(99,172)
$
(117,045)
Amounts recognized in accumulated other comprehensive

loss:
Net loss/(gain)
177,017
200,094
(40,048)
(25,454)
Accumulated other comprehensive loss (AOCL) $
177,017
$
200,094
$
(40,048)
$
(25,454)
Reconciliation of net (liabilities) assets:
Net liabilities at beginning of year $
16,632
$
(8,290)
$
(117,045)
$
(118,336)
Amount recognized in AOCL at beginning of year,

pre-tax
200,094
243,434
(25,454)
(26,486)
Amount prepaid (liability) at beginning of year
216,726
235,144
(142,499)
(144,822)
Total benefit

cost
(12,522)
(18,648)
(3,620)
(4,061)
Contributions
230
230
6,899
6,384
Amount prepaid (liability) at end of year
204,434
216,726
(139,220)
(142,499)
Amount recognized in AOCL
(177,017)
(200,094)
40,048
25,454
Net asset/(liabilities) at end of year $
27,417
$
16,632
$
(99,172)
$
(117,045)
[1]
For 2024, the significant component of the Pension Plans

actuarial gain were mainly related to an decrease in the

obligation due to an increase in the
single weighted-average discount rates and a change to certain demographic assumptions partially offset by a lower

return on the fair value of plan
assets.

For OPEB plans, significant components of the actuarial

gain that changed the benefit obligation were mainly

related to the per capita
assumption at year end that improved the funded position,

a change to certain demographic assumptions, a favorable

demographic experience from
larger than expected reductions and an increase in discount

rates. For 2023, the significant component of the Pension

Plans actuarial loss were
mainly related to a higher return on the fair value of plan

assets partially offset by an increase in the obligation

due to a decrease in the single
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
31, 2024 and 2023.

(In thousands) Pension Plans OPEB Plan
2024 2023 2024 2023
Accumulated other comprehensive loss at beginning of year $
200,094
$
243,434
$
(25,454)
$
(26,486)
Increase (decrease) in AOCL:
Recognized during the year:
Amortization of actuarial losses
(16,664)
(21,465)
2,193
2,212
Occurring during the year:
Net actuarial (gains)/losses
(6,413)
(21,875)
(16,787)
(1,180)
Total (decrease) increase

in AOCL
(23,077)
(43,340)
(14,594)
1,032
Accumulated other comprehensive loss at end of year $
177,017
$
200,094
$
(40,048)
$
(25,454)
The Corporation estimates

the service

and interest cost

components utilizing a

full yield curve

approach in the

estimation of these
components

by

applying the

specific spot

rates

along

the yield

curve

used in

the

determination of

the

benefit obligation

to

their
underlying projected cash flows.

To

determine

benefit

obligation

at

year

end,

the

Corporation

used

a

weighted

average

of

annual

spot

rates

applied

to

future
expected cash flows for years ended December 31, 2024

and 2023.
The following

table presents

the discount

rate and

assumed health

care cost

trend rates

used to

determine the

benefit obligation
and net periodic benefit cost for the plans:

Pension Plan OPEB Plan
Weighted average assumptions used to
determine net periodic benefit cost for the
years ended December 31:
2024 2023 2022 2024 2023 2022
Discount rate for benefit obligation
5.02

-
5.05
%
5.34

-
5.37
%
2.79

-
2.83
%
5.10
%
5.42
%
2.94
%
Discount rate for service cost N/A N/A N/A
5.37
%
5.66
%
3.21
%
Discount rate for interest cost
4.95

-
4.96
%
5.23

-
5.24
%
2.3
0 -
2.33
%
4.99
%
5.28
%
2.51
%
Expected return on plan assets
5.6
0 -
6.60
%
5.9
0 -
6.50
%
4.3
0 -
5.4
0 % N/A N/A N/A
Initial health care cost trend rate N/A N/A N/A
7.25
%
7.50
%
4.75
%
Ultimate health care cost trend rate N/A N/A N/A
4.50
%
4.50
%
4.50
%
Year that the ultimate trend

rate is reached
N/A N/A N/A
2035
2035
2023
Pension Plans OPEB Plan
Weighted average assumptions used to determine

benefit obligation at
December 31: 2024 2023 2024 2023
Discount rate for benefit obligation
5.54
-
5.57
%
5.02
-
5.05
%
5.65
%
5.10
%
Initial health care cost trend rate N/A N/A
7.00
%
7.25
%
Ultimate health care cost trend rate N/A N/A
4.50
%
4.50
%
Year that the ultimate trend

rate is reached
N/A N/A
2035
2035

The following table presents information for plans with a projected benefit obligation and accumulated benefit obligation in excess of plan assets for the years ended December 31,

2024 and 2023.

Pension Plans OPEB Plan
(In thousands) 2024 2023 2024 2023
Projected benefit obligation $
33,993
$
35,965
$
99,172
$
117,045
Accumulated benefit obligation

33,993
36,965
99,172
117,045
Fair value of plan assets

28,177
29,193
-
-
The

following table

presents information

for plans

with plan

assets in

excess of

its

projected benefit

obligation and

accumulated
benefit obligation for the years ended December 31,

2024 and 2023.

Pension Plans OPEB Plan
(In thousands) 2024 2023 2024 2023
Projected benefit obligation $
555,765
$
599,829
$
-
$
-
Accumulated benefit obligation

555,765
599,829
-
-
Fair value of plan assets

588,998
623,233
-
-
The Corporation expects to make the following contributions

to the plans during the year ended December

31, 2025.

(In thousands) 2025
Pension Plans $
227
OPEB Plan $
5,428
Benefit payments projected to be made from the

plans during the next ten years are presented

in the table below.

(In thousands) Pension Plans OPEB Plan
2025 $
49,495
$
5,428
2026
45,628
5,656
2027
45,603
5,878
2028
45,475
6,111
2029
45,207
6,311
2030 - 2034
218,548
33,950

The table below presents a breakdown of the

plans’ assets and liabilities at December

31, 2024 and 2023.

Pension Plans OPEB Plan
(In thousands) 2024 2023 2024 2023
Non-current assets $
33,233
$
23,404
$
-
$
-
Current liabilities

222
222
5,304
5,595
Non-current liabilities
5,594
6,550
93,868
111,451
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

December 31, 2024 was $
21.4

million (2023 - $
20.3

million, 2022 - $
18.7

million).

The

plans held
1,177,588

(2023 –
1,253,702
) shares

of common

stock

of

the

Corporation with

a market

value of

approximately
$
110.8

million at December 31, 2024 (2023 - $
102.9

million).

Note 30 – Net income per common share
The

following table

sets

forth the

computation of

net

income per

common share

(“EPS”), basic

and diluted,

for the

years

ended
December 31, 2024, 2023 and 2022:

(In thousands, except per share information) 2024 2023 2022
Net income $
614,212
$
541,342
$
1,102,641
Preferred stock dividends
(1,412)
(1,412)
(1,412)
Net income applicable to common stock $
612,800
$
539,930
$
1,101,229
Average common shares outstanding
71,590,757
71,710,265
75,147,263
Average potential dilutive common shares

32,945
81,427
126,740
Average common shares outstanding - assuming dilution
71,623,702
71,791,692
75,274,003
Basic EPS $
8.56
$
7.53
$
14.65
Diluted EPS $
8.56
$
7.52
$
14.63
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
ended December 31, 2024, 2023 and 2022.

Years ended December

31,
(In thousands) 2024 2023 2022
BPPR Popular U.S. BPPR Popular U.S. BPPR Popular U.S.
Service charges on deposit accounts $
141,240
$
10,103
$
137,297
$
10,179
$
146,073
$
11,137
Other service fees:
Debit card fees [1]
105,017
793
98,779
853
92,633
876
Insurance fees, excluding reinsurance
44,808
6,946
46,903
5,602
40,545
5,018
Credit card fees, excluding late fees and membership

fees
[1]
102,849
1,587
102,214
1,597
92,959
1,275
Sale and administration of investment products
33,213
-
26,316
-
23,553
-
Trust fees
27,659
-
26,160
-
23,614
-
Total revenue from

contracts with customers
[2] $
454,786
$
19,429
$
437,669
$
18,231
$
419,377
$
18,306
[1] Effective in the third quarter of 2024, the

Corporation reclassified certain interchange fees, which

were previously included jointly with credit card
fees from common network activity,

as debit card fees. For the year ended December 31, 2024,

these interchange fees were approximately $
45.5
million, which include approximately $
22.2

million corresponding to the first and second quarters

of 2024 which were reclassified. For the years
ended December 31, 2023 and 2022, interchange fees

of approximately $
45.3

and

$
43.3

million were reclassified, respectively.
[2] The amounts include intersegment transactions of $
4.5

million, $
5
.0 million and $
5
.0 million, respectively, for the

years ended December 31,
2024, 2023 and 2022.
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
30.0
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

18

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

December 31, 2024
(In thousands) 2025 2026 2027 2028 2029
Later
Years
Total Lease
Payments
Less: Imputed
Interest Total
Operating Leases $
28,708
$
20,567
$
15,184
$
12,657
$
10,652
$
30,371
$
118,139
$
(14,941)
$
103,198
Finance Leases
4,459
4,222
2,927
2,592
2,414
9,527
26,141
(3,000)
23,141
The following table presents the lease cost recognized

by the Corporation in the Consolidated

Statements of Operations as follows:

Years ended December

31,
(In thousands) 2024 2023 2022
Finance lease cost:
Amortization of ROU assets $
3,006
$
4,192
$
2,938
Interest on lease liabilities
912
1,063
1,117
Operating lease cost
30,660
31,596
30,534
Short-term lease cost
497
456
505
Variable lease cost
290
211
124
Sublease income
(81)
(66)
(37)
Total lease cost

[1]
$
35,284
$
37,452
$
35,181
[1]
Total lease cost

is recognized as part of net occupancy expense.
The

following

table

presents

supplemental

cash

flow

information

and

other

related

information

related

to

operating

and

finance
leases.

Years ended December

31,
(Dollars in thousands) 2024 2023 2022
Cash paid for amounts included in the measurement of

lease liabilities:
Operating cash flows from operating leases $
31,416
$
31,124
$
29,985
Operating cash flows from finance leases
912
1,063
1,117
Financing cash flows from finance leases
3,977
5,360
3,346
ROU assets obtained in exchange for new lease obligations:
Operating leases $
2,290
$
8,048
$
14,564
Finance leases
732
6,198
556
Weighted-average remaining lease term:
Operating leases
7.2
years
7.3
years
7.5
years
Finance leases
8.1
years
8.3
years
8.2
years
Weighted-average discount rate:
Operating leases
3.4
%
3.3
%
3.0
%
Finance leases
3.6
%
3.9
%
4.2
%
As

of

December

31,

2024,

the

Corporation

had

additional

operating

leases

contracts

that

have

not

yet

commenced

with

an
undiscounted contract amount of $
12.5

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
The restricted

stock granted

under the

Incentive Plan

to employees

becomes vested

based on

the employees’

continued service
with

Popular.

Unless

otherwise

stated

in

an

agreement
, the compensation cost associated with the shares of restricted stock granted prior to 2021 was determined based on a two-prong vesting schedule. These grants include ratable vesting over five or four years commencing at the date of grant (the “graduated vesting portion”) with a portion vested at termination of employment after attainment of 55 years of age and 10 years of service or 60 years of age and 5 years of service (the “retirement vesting portion”).
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
The

following

table

summarizes

the

restricted

stock

and

performance

shares

activity

under

the

Incentive

Plan

for

members

of
management.

(Not in thousands) Shares
Weighted-average
grant date fair value
Non-vested at January 1, 2022
321,883
$
47.98
Granted
194,791
84.29
Performance Shares Quantity Adjustment
6,947
78.02
Vested

(240,033)
66.11
Forfeited
(1,625)
78.86
Non-vested at December 31, 2022
281,963
$
56.50
Granted
257,757
66.01
Performance Shares Quantity Adjustment
19,753
75.32
Vested

(243,133)
66.31
Forfeited
(16,444)
55.82
Non-vested at December 31, 2023
299,896
$
58.20
Granted
242,474
86.62
Performance Shares Quantity Adjustment
(18,650)
87.79
Vested

(267,873)
74.26
Forfeited
(7,939)
50.68
Non-vested at December 31, 2024
247,908
$
66.86
During

the

year

ended

December

31,

2024,
177,249

shares

of

restricted

stock

(2023

-
200,303
;

2022

-
137,934
)

and
65,225
performance shares (2023 -
57,454
; 2022 -
56,857
) were awarded to management under the

Incentive Plan.
During

the

year

ended

December

31,

2024,

the

Corporation

recognized

$
14.0

million

of

restricted

stock

expense

related

to
management incentive awards, with a tax benefit of $
2.4

million (2023 - $
11.5

million, with a tax benefit of $
1.9

million; 2022 - $
10.3
million, with

a tax

benefit of

$
1.8

million). During

the year

ended December

31, 2024,

the fair

market value

of the

restricted stock
and performance shares vested was $
17.1

million at grant date and $
23.3

million at vesting date. This differential triggers

a windfall
of $
2.3

million that was recorded as a reduction in income tax expense.

During the year ended December 31, 2024, the Corporation
recognized $
3.9

million of performance

shares expense, with

a tax benefit

of $
0.3

million (2023 -

$
3.5

million, with a

tax benefit of
$
0.1

million; 2022 - $
4.8

million, with a tax benefit of $
0.4

million).

The total unrecognized compensation cost related to non-vested restricted

stock

awards

and

performance

shares

to

members

of

management

at

December

31,

2024

was

$
11.6

million

and

is
expected to be recognized over a weighted-average

period of
1.67

years.
The following table summarizes the restricted stock

activity under the Incentive Plan for members of

the Board of Directors:

(Not in thousands) Units/Stocks
Weighted-average

grant
date fair value
Non-vested at January 1, 2022
-
-
Granted
25,321
$
77.48
Vested

(25,321)
77.48
Forfeited
-
-
Non-vested at December 31, 2022
-
-
Granted
39,104
$
55.30
Vested

(39,104)
55.30
Forfeited
-
-
Non-vested at December 31, 2023
-
-
Granted
25,462
$
89.51
Vested

(25,462)
89.51
Forfeited
-
-
Non-vested at December 31, 2024
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

For 2024,

2023 and 2022,

Directors elected RSUs

and unrestricted stock.

For the year

ended December 31,

2024,
24,070

RSUs
and
1,392

shares of unrestricted

stock were granted

to the Directors

(2023 -
36,804

RSUs and
2,300

shares of unrestricted stock;
2022 -
25,321

RSUs and
no

shares of unrestricted stock).

For the year

ended December 31, 2024,

$
2.2

million of restricted stock
expense related to these RSUs and unrestricted stocks were recognized, with a tax benefit of $
0.4

million (2023 - $
2.2

million with a
tax benefit of

$
0.4

million; 2022 -

$
2.0

million with a

tax benefit of

$
0.4

million).

The fair value

at vesting date

of the RSUs

vested
during the year ended December 31, 2024 for the Directors

was $
2.3

million.

Note 34 – Income taxes

The components of income

tax expense for the

years ended December 31, 2024,

2023, and 2022 are

summarized in the following
table.

(In thousands) 2024 2023 2022
Current income tax expense:
Puerto Rico $
107,405
$
168,001
$
156,425
Federal and States
51,291
9,335
9,034

Subtotal
158,696
177,336
165,459
Deferred income tax (benefit) expense:
Puerto Rico
(6,982)
(50,871)
(4,373)
Federal and States
30,692
7,732
(28,756)

Subtotal
23,710
(43,139)
(33,129)
Total income tax

expense (benefit)
$
182,406
$
134,197
$
132,330
The table below presents a reconciliation of

the statutory income tax rate to the effective income tax

rate.:

2024 2023 2022
(In thousands)
Amount

% of pre-tax
income Amount
% of pre-tax
income Amount
% of pre-tax
income
Computed income tax at statutory rates

$
298,732
38
% $
253,327
38
% $
463,114
38
%
Net benefit of tax exempt interest income
(125,732)
(16)
(95,222)
(14)
(165,065)
(13)
Effect of income subject to preferential tax rate
(29)
-
(1,854)
-
(86,797)
(7)
Deferred tax asset valuation allowance
3,390
-
2,304
-
(21,469)
(2)
NOL Adjustments
-
-
-
-
(34,817)
(3)
Difference in tax rates due to multiple jurisdictions
(17,111)
(2)
(12,857)
(2)
(26,887)
(2)
Unrecognized tax benefits
-
-
(1,529)
-
(1,503)
-
Other tax benefits
(4,500)
-
(2,925)
-
-
-
Tax on intercompany

distributions
[1]
24,325
3
-
-
-
-
State and local taxes
9,634
1
6,687
3
14,981
1
Others
(6,303)
(1)
(13,734)
(2)
(9,227)
(1)
Income tax expense (benefit) $
182,406
23
% $
134,197
23
% $
132,330
11
%
[1]
Includes $
16.5

million of out-of-period adjustment.
For the year ended December 31, 2024, the Corporation

recorded income tax expense of $
182.4

million, compared to $
134.2

million
for the

same period

of 2023.

The net

increase of

$
48.2

million in

income tax

expense reflects

the impact

of the

composition and
source of taxable income between both years.

In

addition,

and

as

disclosed

in Note

1,

during

the

first

quarter

of

2024,

the

income

tax

expense for

that

period included

$
22.9
million, related to intercompany distributions,

out of which $
16.5

million were related to

an out-of-period adjustment associated with
the Corporation’s U.S. subsidiary’s non-payment of taxes on certain intercompany distributions to the Bank Holding Company (BHC)
in Puerto Rico, a foreign corporation for

U.S. tax purposes. During years 2023 and

2022, $
5.5

million and $
5.4

million, respectively,
should have been

recognized as additional income

tax expense, and

an aggregate of

$
5.6

million in the

years prior to

2022.

As a
result of

this adjustment,

the deferred

tax assets

related to

NOL of

the BHC

and its

related valuation

allowance was

reduced by
$
52.2

million. The

Corporation also

recognized $
6.5

million in

income tax

expense during

the quarter

ended March

31, 2024,

to
reflect the

U.S. federal

tax withholding

liability and

estimated related

Puerto Rico

income tax

arising from

a $
50.0

million dividend
paid during that quarter.

Deferred income taxes reflect the

net tax effects

of temporary differences between the

carrying amounts of assets and

liabilities for
financial reporting

purposes and

their tax

bases. Significant

components of

the Corporation’s

deferred tax

assets and

liabilities at
December 31, 2024 and 2023 were as follows:

December 31, 2024

(In thousands)
PR US Total
Deferred tax assets:
Tax credits available

for carryforward
$
4,861
$
24,728
$
29,589
Net operating loss and other carryforward available

52,211
610,279
662,490
Postretirement and pension benefits
27,786
-
27,786
Allowance for credit losses
247,153
24,415
271,568
Depreciation
7,700
7,229
14,929
FDIC-assisted transaction
152,665
-
152,665
Lease liability
25,167
16,451
41,618
Unrealized net loss on investment securities
252,411
20,996
273,407
Difference in outside basis from pass-through entities
50,144
-
50,144
Mortgage Servicing Rights
14,475
-
14,475
Other temporary differences
41,127
9,072
50,199
Total gross deferred

tax assets
875,700
713,170
1,588,870
Deferred tax liabilities:
Intangibles
88,351
55,926
144,277
Right of use assets
22,784
14,454
37,238
Deferred loan origination fees/cost
(1,880)
2,085
205
Loans acquired
18,415
-
18,415
Other temporary differences
6,799
429
7,228

Total gross deferred

tax liabilities
134,469
72,894
207,363
Valuation allowance
69,837
386,914
456,751
Net deferred tax asset $
671,394
$
253,362
$
924,756

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
312,583
19,037
331,620
Difference in outside basis from pass-through entities
46,056
-
46,056
Mortgage Servicing Rights
14,085
-
14,085
Other temporary differences
47,679
9,625
57,304
Total gross deferred

tax assets
1,014,886
715,217
1,730,103
Deferred tax liabilities:
Intangibles
84,635
51,944
136,579
Right of use assets
26,648
18,030
44,678
Deferred loan origination fees/cost
(1,056)
1,486
430
Loans acquired
20,430
-
20,430
Other temporary differences
6,402
422
6,824

Total gross deferred

tax liabilities
137,059
71,882
208,941
Valuation allowance
139,347
374,035
513,382
Net deferred tax asset $
738,480
$
269,300
$
1,007,780

The net deferred tax

asset shown in the

table above at

December 31, 2024, is

reflected in the consolidated

statements of financial
condition as

$
926.3

million in

net deferred

tax assets

(in the

“other assets”

caption) (December

31, 2023

- $
1.0

billion) and

$
1.6
million in deferred tax liabilities (in the “other liabilities” caption) (December 31, 2023- $
1.3

million), reflecting the aggregate deferred
tax assets or

liabilities of individual

tax-paying subsidiaries of the

Corporation in their

respective tax jurisdiction, Puerto

Rico or the
United States.
The net

reduction in

the valuation

allowance of

approximately $
56.6

million during

the year

ended December

31,
2024,

was

primarily

due

to

the

use

of

the

BHC

NOL

of

$
52.2

million

related

to

the

additional

income

recognized

on

certain
intercompany distributions received during prior years until year 2023, as disclosed above and in Note 1; also, for the first quarter of
year 2024

an additional

distribution was issued

and the

NOL and valuation

allowance was

reduced by

$
17.1

million as

a result

of
such additional

income.

These variances were

partially offset

due to

the increase in

valuation allowance, mostly

attributed to the
change in the blended state tax rate applicable to net

operating losses of the U.S. operation.
The deferred tax asset related to the NOLs and

other carryforwards as of December 31, 2024, expires

as follows:

(In thousands)
2025 $
45
2026
-
2027
-
2028
225,301
2029
118,823
2030
127,798
2031
103,594
2032
15,836
2033
20,738
2034
-
2035
50,356
$
662,490
At December

31, 2024

the net

deferred tax

asset of the

U.S. operations

amounted to $
640.3

million with

a valuation

allowance of
$
386.9

million, for

a net

deferred tax

asset of

$
253.4

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

over the
last three

years. As

of December 31,

2024, after weighting

all positive

and negative evidence,

the Corporation concluded

that it

is
more likely than

not that approximately

$
253.4

million of the

deferred tax assets from

the U.S. operations, comprised

mainly of net
operating

losses,

will

be

realized.

The

Corporation

based

this

determination

on

its

estimated

earnings

available

to

realize

the
deferred tax

assets for the

remaining carryforward period,

together with the

historical level of

book income adjusted

by permanent
differences. Management will continue to monitor

and review the U.S. operation’s

results, including recent earnings trends, the

pre-
tax

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
At December 31,

2024, the Corporation’s

net deferred tax

assets related to

its Puerto Rico

operations amounted to

$
671.4

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
trend

in

future

years.

This

objectively

verifiable

negative

evidence is

considered

by

Management strong

negative

evidence that
suggests that

income in

future years

will be

insufficient to

support the

realization of

all deferred

tax assets.

After weighting

of all
positive

and

negative evidence,

Management concluded

as

of

the reporting

date,

that

it

is

more

likely

than

not that

the

Holding
Company will not be

able to realize any

portion of the deferred tax

assets. Accordingly, the

Corporation has maintained a valuation
allowance on the deferred tax assets of $
69.8

million as of December 31, 2024.
The Corporation’s

subsidiaries in

the United

States file

a consolidated

federal income

tax return.

The intercompany

settlement of
taxes paid is based on tax sharing agreements

which generally allocate taxes to each

entity based on a separate return basis.
The following table presents a reconciliation of

unrecognized tax benefits.

(In millions)
Balance at January 1, 2023 $
2.5
Reduction as a result of change in tax position
(1.0)
Balance at December 31, 2023 $
1.5
Balance at December 31, 2024 $
1.5
At

December 31,

2024, the

total amount

of

interest recognized

in the

statement of

financial condition

approximated

$
2.4

million
(2023

-

$
2.3

million).

The

total

interest

expense

recognized

during

2024

was

$
110

thousand

(2023

-

$
199

thousand

net

of

a
reduction of

$
475

thousand). Management determined

that, as

of December

31, 2024

and 2023, there

was no

need to

accrue for
the payment of

penalties. The Corporation’s policy

is to report

interest related to

unrecognized tax benefits in

income tax expense,
while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration

of the

effect on

U.S. federal

tax of

unrecognized U.S.

state tax

benefits, the

total amount

of unrecognized

tax
benefits, including U.S. and Puerto Rico that, if recognized, would affect the Corporation’s effective tax rate, was approximately $
3.0
million at December 31, 2024 (2023 - $
2.9

million).
The amount of

unrecognized tax benefits

may increase or

decrease in the

future for various

reasons including adding amounts

for
current

tax

year

positions,

expiration

of

open

income

tax

returns

due

to

the

statute

of

limitations,

changes

in

management’s
judgment about

the level

of uncertainty,

status of

examinations, litigation

and legislative

activity,

and the

addition or

elimination of
uncertain tax positions.

The Corporation does not anticipate a

reduction in the total amount

of unrecognized tax benefits within the
next 12 months.
The

Corporation and

its subsidiaries

file

income tax

returns in

Puerto

Rico, the

U.S. federal

jurisdiction, various

U.S. states

and
political subdivisions, and

foreign jurisdictions. As

of December 31,

2024, the

following years remain

subject to

examination in the
U.S. Federal jurisdiction – 2021 and thereafter and

in the Puerto Rico jurisdiction – 2018 and thereafter.

Note 35 – Supplemental disclosure on the consolidated

statements of cash flows
Additional disclosures on cash flow information and

non-cash activities for the years ended December

31, 2024, 2023 and 2022 are
listed in the following table:

(In thousands) 2024 2023 2022
Income taxes paid $
186,659
$
185,423
$
178,808
Interest paid
1,389,354
1,093,968
292,491
Non-cash activities:

Loans transferred to other real estate
43,082
60,976
64,953

Loans transferred to other property
83,851
72,069
51,642

Total loans transferred

to foreclosed assets
126,933
133,045
116,595

Loans transferred to other assets
50,478
28,616
8,664

Financed sales of other real estate assets
10,620
10,378
8,535

Financed sales of other foreclosed assets
52,385
49,361
38,467

Total financed sales

of foreclosed assets
63,005
59,739
47,002

Financed sale of premises and equipment
127,785
88,537
47,697

Transfers from premises and equipment to

long-lived assets held-for-sale
50,645
-
1,739

Transfers from loans held-in-portfolio to

loans held-for-sale
28,001
57,526
11,531

Transfers from loans held-for-sale to loans

held-in-portfolio
6,007
5,354
26,425

Transfers from available-for-sale to held-to-maturity

debt securities
-
-
6,531,092

Loans securitized into investment securities
[1]
15,160
37,345
300,279

Trades receivables from brokers and

counterparties
-
31
9,461

Trades payable to brokers and counterparties
495,139
30
9,461

Net change in receivables from investments securities
161,400
51,000
125,000

Recognition of mortgage servicing rights on securitizations

or asset transfers
1,364
2,097
6,614

Loans booked under the GNMA buy-back option
3,537
6,014
9,799

Capitalization of right of use assets
5,202
23,991
17,932

Acquisition of software intangible assets
-
-
28,650

Goodwill on acquisition
-
-
116,135

Total stock consideration

related to Evertec transactions
-
-
144,785
[1]

Includes loans securitized into trading securities and subsequently sold before year end.
The following table provides a reconciliation of

cash and due from banks, and restricted cash

reported within the Consolidated
Statement of Financial Condition that sum to the total of

the same such amounts shown in the Consolidated

Statement of Cash
Flows.

(In thousands) December 31, 2024 December 31, 2023 December 31, 2022
Cash and due from banks $
411,375
$
383,385
$
423,233
Restricted cash and due from banks
8,263
37,077
46,268
Restricted cash in money market investments
9,768
7,113
6,658
Total cash and due

from banks, and restricted cash
[2] $
429,406
$
427,575
$
476,159
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
The chief operating

decision maker (“CODM”) of

the Corporation is

the Chief Executive

Officer (“CEO”) who

utilizes net income

as
one of

the segment

profitability measures,

to evaluate

the performance

of each

reportable segment and

assess where

to allocate
resources effectively.

The CEO

receives

profitability reports

that

include net

income

per segment,

net

interest income

and

other
income

and expense

categories. The

CODM uses

the segment’s

net income

and components

of net

income, including

segment
revenues and

expenses to

assess performance

and to

manage important

aspects by

each reportable

segments such

as human
capital, investment in technology, making budget allocations as well as other strategic decisions.
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

The

accounting

policies

of

the

individual

operating

segments

are

the

same

as

those

of

the

Corporation.

Transactions

between
reportable segments are primarily conducted at market rates, resulting in profits that are eliminated for reporting consolidated results of

operations. Assets

representing transactions

between reportable

segments

or

the

Corporate

group

are

also

eliminated in

the
tables presented below.
The tables that follow present the results of operations

and total assets by reportable segments:

December 31, 2024
Intersegment

(In thousands) BPPR Popular U.S. Eliminations
Interest income $
2,926,996
$
753,912
$
(10,600)
Interest expense
970,430
397,910
(10,600)
Net interest income
1,956,566
356,002
-
Provision for credit losses
254,843
1,369
-
Non-interest income

596,262
26,247
(56)
Personnel costs
601,652
104,948
-
Professional fees
58,687
12,562
(56)
Technology and

software expenses
254,584
37,884
-
Processing and transactional services
140,293
2,362
-
Amortization of intangibles
1,696
1,242
-
Depreciation expense
47,019
8,499
-
Other operating expenses [1]
510,108
102,207
-
Total operating

expenses
1,614,039
269,704
(56)
Income before income tax
683,946
111,176
-
Income tax expense
128,207
33,549
-
Net income $
555,739
$
77,627
$
-
Segment assets $
58,601,802
$
14,333,292
$
(264,885)

December 31, 2024
Reportable Total
(In thousands)

Segments
Corporate Eliminations Popular, Inc.
Interest income $
3,670,308
$
12,589
$
(9,634)
$
3,673,263
Interest expense
1,357,740
42,869
(9,634)
1,390,975
Net interest income (expense)
2,312,568
(30,280)
-
2,282,288
Provision for credit losses
256,212
730
-
256,942
Non-interest income
622,453
41,046
(4,590)
658,909
Personnel costs
706,600
113,851
-
820,451
Professional fees
71,193
55,608
(979)
125,822
Technology and

software expenses
292,468
36,593
-
329,061
Processing and transactional services
142,655
22
-
142,677
Amortization of intangibles
2,938
-
-
2,938
Depreciation expense
55,518
1,560
-
57,078
Other operating expenses
[1]
612,315
(199,165)
(3,540)
409,610
Total operating

expenses
1,883,687
8,469
(4,519)
1,887,637
Income before income tax
795,122
1,567
(71)
796,618
Income tax expense
161,756
20,609
41
182,406
Net income (loss) $
633,366
$
(19,042)
$
(112)
$
614,212
Segment assets $
72,670,209
$
5,895,389
$
(5,520,215)
$
73,045,383
[1]
Other operating expenses includes net occupancy expenses,

equipment expense, excluding depreciation, other operating taxes, communications expense, business promotion expenses, deposit insurance costs and OREO expenses.

December 31, 2023
Intersegment
(In thousands) BPPR Popular U.S.

Eliminations
Interest income $
2,631,407
$
627,600
$
(16,432)
Interest expense
819,752
276,955
(16,434)
Net interest income
1,811,655
350,645
2
Provision for credit losses
194,325
14,584
-
Non-interest income

586,677
24,868
(404)
Personnel costs
571,516
102,994
-
Professional fees
79,108
17,410
(401)
Technology and

software expenses
232,652
31,890
-
Processing and transactional services
135,528
2,521
-
Amortization of intangibles
1,937
1,243
-
Goodwill impairment charge
-
23,000
-
Depreciation expense
49,135
7,888
-
Other operating expenses [1]
544,767
99,438
(3)
Total operating

expenses
1,614,643
286,384
(404)
Income before income tax
589,364
74,545
2
Income tax expense
117,412
18,198
-
Net income $
471,952
$
56,347
$
2
Segment assets $
57,023,071
$
13,812,158
$
(426,058)

December 31, 2023
Reportable Total
(In thousands)

Segments
Corporate Eliminations Popular, Inc.
Interest income $
3,242,575
$
18,141
$
(15,409)
$
3,245,307
Interest expense
1,080,273
48,919
(15,409)
1,113,783
Net interest income (expense)
2,162,302
(30,778)
-
2,131,524
Provision for credit losses (benefit)
208,909
(300)
-
208,609
Non-interest income
611,141
44,410
(4,827)
650,724
Personnel costs
674,510
103,535
-
778,045
Professional fees
96,117
65,713
(688)
161,142
Technology and

software expenses
264,542
26,073
-
290,615
Processing and transactional services
138,049
21
-
138,070
Amortization of intangibles
3,180
-
-
3,180
Goodwill impairment charge
23,000
-
-
23,000
Depreciation expense
57,023
1,484
-
58,507
Other operating expenses [1]
644,202
(194,824)
(3,837)
445,541
Total operating

expenses
1,900,623
2,002
(4,525)
1,898,100
Income before income tax
663,911
11,930
(302)
675,539
Income tax expense (benefit)
135,610
(1,333)
(80)
134,197
Net income $
528,301
$
13,263
$
(222)
$
541,342
Segment assets $
70,409,171
$
5,607,833
$
(5,258,849)
$
70,758,155
[1]
Other operating expenses includes net occupancy expenses,

equipment expense, excluding depreciation, other operating taxes, communications expense, business promotion expenses, deposit insurance costs and OREO expenses.

December 31, 2022
Intersegment
(In thousands) BPPR Popular U.S.

Eliminations
Interest income $
2,026,539
$
442,053
$
(5,244)
Interest expense
203,022
69,065
(5,247)
Net interest income
1,823,517
372,988
3
Provision for credit losses

(benefit)
70,304
12,452
-
Non-interest income

680,276
31,958
(547)
Personnel costs
534,539
97,053
-
Professional fees
61,299
20,006
(535)
Technology and

software expenses
237,187
28,586
-
Processing and transactional services
124,751
2,361
-
Amortization of intangibles
1,937
1,338
-
Goodwill impairment charge
-
9,000
-
Depreciation expense
47,003
6,919
-
Other operating expenses [1]
496,411
82,130
(8)
Total operating

expenses
1,503,127
247,393
(543)
Income before income tax
930,362
145,101
(1)
Income tax expense (benefit)
148,351
(25,205)
-
Net income $
782,011
$
170,306
$
(1)
Segment assets $
56,190,260
$
11,558,280
$
(421,781)

December 31, 2022
Reportable Total
(In thousands)

Segments
Corporate Eliminations Popular, Inc.
Interest income $
2,463,348
$
3,102
$
(539)
$
2,465,911
Interest expense
266,840
32,251
(539)
298,552
Net interest income (expense)
2,196,508
(29,149)
-
2,167,359
Provision for credit losses
(benefit)
82,756
274
-
83,030
Non-interest income
711,687
189,835
(4,460)
897,062
Personnel costs
631,592
88,172
-
719,764
Professional fees
80,770
92,088
(815)
172,043
Technology and

software expenses
265,773
26,129
-
291,902
Processing and transactional services
127,112
33
-
127,145
Amortization of intangibles
3,275
-
-
3,275
Goodwill impairment charge
9,000
-
-
9,000
Depreciation expense
53,922
1,185
-
55,107
Other operating expenses (benefit)
[1]
578,533
(206,342)
(4,007)
368,184
Total operating

expenses
1,749,977
1,265
(4,822)
1,746,420
Income before income tax
1,075,462
159,147
362
1,234,971
Income tax expense

(benefit)
123,146
9,074
110
132,330
Net income $
952,316
$
150,073
$
252
$
1,102,641
Segment assets $
67,326,759
$
5,390,122
$
(5,078,964)
$
67,637,917
[1]
Other operating expenses includes net occupancy expenses,

equipment expense, excluding depreciation, other operating taxes, communications expense, business promotion expenses, deposit insurance costs and OREO expenses.

Geographic Information
The following information presents selected

financial information based on the

geographic location where the Corporation conducts
its business. The

banking operations of BPPR

are primarily based in

Puerto Rico, where it

has the largest retail

banking franchise.
BPPR

also

conducts

banking

operations

in

the

U.S.

Virgin

Islands,

the

British

Virgin

Islands

and

New

York.

BPPR’s

banking
operations in

the mainland

United States

include commercial

lending activities

in addition

to

periodic loan

participations with

PB.
During the

year ended

December 31,

2024, BPPR

did
no
t participate

in loans

originated by

PB (2023

– $
81

million, 2022

- $
184
million).

Total

assets for

the BPPR

segment

related

to

its

operations in

the

United States

amounted to

$
1.6

billion (2023

-

$
1.5
billion), including $
104

million in multifamily

loans (2023

- $
106

million), $
588

million in

commercial real estate

loans (2023

- $
528
million), $
685

million in C&I loans (2023

- $
557

million), and $
113

million in unsecured personal loans (2023

- $
229

million). During
the

year

ended

December 31,

2024,

the

BPPR

segment

generated approximately

$
124.2

million

(2023

-

$
117.7

million,

2022

-
$
67.8

million) in revenues from its

operations in the United States,

mainly from net interest income.

In the Virgin Islands,

the BPPR
segment offers

banking products, including

loans and deposits.

Total

assets for the

BPPR segment related

to its

operations in the
U.S. and British Virgin Islands amounted to $
1.0

billion (2023 - $
1.0

billion). The BPPR segment generated $
43.4

million in revenues
during the

year ended

December 31,

2024 (2023

- $
45.0

million, 2022

- $
46.6

million) from

its operations

in the

U.S. and

British
Virgin Islands.

(In thousands) 2024 2023 2022
Revenues: [1]
Puerto Rico

$
2,334,721
$
2,175,938
$
2,505,988
United States
520,534
518,805
480,545
Other
85,942
87,505
77,888
Total consolidated

revenues
$
2,941,197
$
2,782,248
$
3,064,421
[1]
Total revenues include

net interest income, service charges on deposit accounts,

other service fees, mortgage banking activities, net (loss)

gain,
including impairment on equity securities, net (loss) gain

on trading account debt securities, net gain (loss) on sale

of loans, including valuation
adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, and other operating income.

Selected Balance Sheet Information
(In thousands) 2024 2023 2022
Puerto Rico
Total assets $
55,888,211
$
54,181,300
$
53,541,427
Loans
24,154,610
22,519,961
20,884,442
Deposits
52,099,309
51,282,007
51,138,790
United States
Total assets $
15,890,339
$
15,343,156
$
12,718,775
Loans
12,431,859
12,006,012
10,643,964
Deposits
11,030,879
10,643,602
8,182,702
Other
Total assets $
1,266,833
$
1,233,699
$
1,377,715
Loans
526,606
543,299
554,744
Deposits [1]
1,754,157
1,692,634
1,905,735
[1]
Represents deposits from BPPR operations located in the

U.S. and British Virgin Islands.

Note 37 - Popular, Inc. (holding company only) financial information
The following

condensed financial

information presents

the financial

position of

Popular,

Inc. Holding

Company only

at December
31, 2024 and 2023, and the results of its

operations and cash flows for the years ended

December 31, 2024, 2023 and 2022.

Condensed Statements of Condition
December 31,
(In thousands) 2024 2023
ASSETS
Cash and due from banks (includes $
175,715

due from bank subsidiary (2023 - $
126,388
)) $
175,715
$
126,388
Money market investments
453,723
243,459
Debt securities held-to-maturity,

at amortized cost (includes $
3,125

in common

securities from statutory trusts (2023 - $
3,125
))
[1]
3,125
3,125
Equity securities, at lower of cost or realizable value
29,170
23,993
Investment in BPPR and subsidiaries, at equity
3,183,855
3,006,768
Investment in Popular North America and subsidiaries,

at equity
1,908,608
1,899,546
Investment in other non-bank subsidiaries, at equity
408,639
385,033
Other loans

25,662
26,957
Less - Allowance for credit losses
281
51
Premises and equipment
6,299
7,035
Investment in equity method investees
5,279
5,266
Other assets (includes $
3,875

due from subsidiaries and affiliate (2023 - $
3,639
))
48,986
36,531
Total assets

$
6,248,780
$
5,764,050
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable $
499,346
$
498,085
Other liabilities (includes $
11,418

due to subsidiaries and affiliate (2023 - $
6,078
))
136,249
118,899
Stockholders’ equity
5,613,185
5,147,066
Total liabilities and

stockholders’ equity

$
6,248,780
$
5,764,050
[1] Refer to Note 17 to the consolidated financial statements for information on the statutory trusts.

Condensed Statements of Operations
Years ended December 31,
(In thousands) 2024 2023 2022
Income:
Dividends from subsidiaries $
623,000
$
208,000
$
458,000
Interest income (includes $
9,693

due from subsidiaries and affiliates (2023 -

$
15,401
; 2022 -
$
680
))
12,139
17,715
2,846
Earnings (losses) from investments in equity method investees
15
(84)
15,688
Other operating income
3
-
139,191
Net (losses) gain, including impairment, on equity securities
(293)
2,012
(4,446)
Total income

634,864
227,643
611,279
Expenses:
Interest expense
36,640
42,691
26,021
Provision for credit losses (benefit)
230
(300)
274
Operating expenses (includes expenses for services provided

by subsidiaries and affiliate of
$
13,265

(2023 - $
13,463

; 2022 - $
18,414
)), net of reimbursement by subsidiaries for services
provided by parent of $
226,299

(2023 - $
215,479

; 2022 - $
222,935
)
730
924
223
Total expenses
37,600
43,315
26,518
Income before income taxes and equity in undistributed

earnings of subsidiaries
597,264
184,328
584,761
Income tax expense [1]
23,410
-
8,723
Income before equity in undistributed earnings of subsidiaries
573,854
184,328
576,038
Equity in undistributed earnings of subsidiaries
40,358
357,014
526,603
Net income $
614,212
$
541,342
$
1,102,641
Comprehensive income (loss), net of tax $
848,503
$
1,170,739
$
(1,097,218)
[1] As discussed in Note 1 to the Consolidated Financial

Statements, the net income for the year ended December

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

Condensed Statements of Cash Flows
Years ended December 31,
(In thousands) 2024 2023 2022
Cash flows from operating activities:
Net income $
614,212
$
541,342
$
1,102,641
Adjustments to reconcile net income to net cash provided

by operating activities:
Equity in earnings of subsidiaries, net of dividends or

distributions
(40,358)
(357,014)
(526,603)
Provision for credit losses (benefit)

230
(300)
274
Net accretion of discounts and amortization of premiums and

deferred fees

1,248
1,754
1,250
Share-based compensation
10,785
9,735
9,440
(Earnings) losses from investments under the equity method,

net of dividends or distributions
(15)
84
(14,170)
Gain on disposition of stock as part of the Evertec Transactions
-
-
(137,813)
Net increase in:
Equity securities
(5,176)
(5,158)
(339)
Other assets
(10,531)
(62)
(1,952)
Net increase (decrease) in:
Interest payable
-
3,239
-
Other liabilities
12,507
(3,377)
8,257
Total adjustments
(31,310)
(351,099)
(661,656)
Net cash provided by operating activities
582,902
190,243
440,985
Cash flows from investing activities:

Net (increase) decrease in money market investments
(210,000)
(165,000)
129,000
Net repayments on other loans
1,307
1,252
1,267
Capital contribution to subsidiaries
(1,725)
(4,150)
(54,188)
Return of capital from wholly owned subsidiaries
67,400
64,000
72,000
Proceeds from disposition of stock as part of the Evertec Transactions
-
-
219,883
Acquisition of premises and equipment
(961)
(2,266)
(2,224)
Proceeds from sale of premises and equipment
135
68
1,678
Net cash (used in) provided by investing activities
(143,844)
(106,096)
367,416
Cash flows from financing activities:

Payments of notes payable
-
(300,000)
-
Proceeds from issuances of notes payable
-
393,061
-
Proceeds from issuances of common stock
16,312
14,045
13,479
Dividends paid
(180,461)
(159,860)
(161,516)
Net payments for repurchase of common stock
(218,619)
(1,396)
(631,965)
Payments related to tax withholding for share-based compensation
(6,699)
(4,083)
(5,771)
Net cash used in financing activities
(389,467)
(58,233)
(785,773)
Net increase in cash and due from banks, and restricted

cash

49,591
25,914
22,628
Cash and due from banks, and restricted cash at beginning

of period
128,847
102,933
80,305
Cash and due from banks, and restricted cash at end of period $
178,438
$
128,847
$
102,933

During

the

year

ended

December

31,

2024,

Popular,

Inc.

(parent

company

only)

received

dividend

distributions

from

PNA
amounting to

$
50.0

million

(2023 -

$
50.0

million; 2022

- $
53.5

million) and

from PIBI’s

amounting to

$
17.4

million (2023

- $
14.0
million; 2022

- $
18.5

million). PIBI’s

main source

of income

is its

investment in

BHD. Also,

during the

year ended

December 31,
2022, Popular,

Inc. received

distributions from

its direct

equity method

investees amounting

to

$
1.5

million, of

which $
1.5

million
were related to dividend distributions.
Notes payable include junior

subordinated debentures issued by

the Corporation that are

associated to capital securities

issued by
the

Popular Capital

Trust

II

and medium-term

notes. Refer

to

Note 17

for

a description

of

significant provisions

related to

these
junior subordinated

debentures. The following

table presents

the aggregate amounts

by contractual maturities

of notes

payable at
December 31, 2024:

Year (In thousands)
2025 $
-
2026
-
2027
-
2028
-
2029
395,198
Later years
104,148
Total

$
499,346

SIGNATURES
Pursuant to the

requirements of Section

13 or

15 (d)

of the Securities

Exchange Act of

1934, the registrant

has duly caused

this
report to be signed on its behalf by the undersigned,

thereunto duly authorized on March 3, 2025.
POPULAR, INC.
(Registrant)
By: /S/ IGNACIO ALVAREZ
Ignacio Alvarez
Chief Executive Officer
Pursuant to the requirements

of the Securities Exchange Act

of 1934, this report

has been signed below by

the following persons
on behalf of the registrant and in the capacities

and on the dates indicated.
/S/ RICHARD L. CARRIÓN Chairman of the Board 03/03/2025
Richard L. Carrión
Chairman of the Board
/S/ IGNACIO ALVAREZ Chief Executive Officer 03/03/2025
Ignacio Alvarez and Director
Chief Executive Officer
/S/ JORGE J. GARCÍA Principal Financial Officer 03/03/2025
Jorge J. García
Executive Vice President
/S/ DENISSA M. RODRÍGUEZ Principal Accounting Officer 03/03/2025
Denissa M. Rodríguez
Senior Vice President and Comptroller
/S/ ALEJANDRO M. BALLESTER Director 03/03/2025
Alejandro M. Ballester
/S/ ROBERT CARRADY Director 03/03/2025
Robert Carrady
/S/ BERTIL E. CHAPPUIS Director 03/03/2025
Bertil E. Chappuis
/S/ BETTY DEVITA Director 03/03/2025
Betty Devita
/S/ JOHN W. DIERCKSEN Director 03/03/2025
John W. Diercksen
S/ MARÍA LUISA FERRÉ Director 03/03/2025
María Luisa Ferré
/S/ C. KIM GOODWIN Director 03/03/2025
C. Kim Goodwin
/S/ JOSÉ R. RODRÍGUEZ Director 03/03/2025
José R. Rodríguez
/S/ ALEJANDRO M. SÁNCHEZ Director 03/03/2025
Alejandro M. Sánchez
/S/ MYRNA M. SOTO Director 03/03/2025
Myrna M. Soto
/S/ CARLOS A. UNANUE Director 03/03/2025
Carlos A. Unanue