Form 10-Q
period 2025-03-31
POPULAR, INC.
filed 2025-05-12
CIK 763901

1
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-Q
[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended

March 31, 2025
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
[

]

Yes
[X]

No
Indicate

the

number

of

shares

outstanding

of

each

of

the

issuer’s

classes

of

common

stock,

as

of

the

latest
practicable date:

Common Stock, $0.01 par value,
68,510,774

shares outstanding as of May 7, 2025.

POPULAR, INC.
INDEX
Part I – Financial Information Page
Item 1. Financial Statements
Unaudited Consolidated Statements of Financial Condition at March 31, 2025 and
December 31, 2024 5
Unaudited Consolidated Statements of Operations for the quarters ended March 31, 2025 and 2024 6
Unaudited Consolidated Statements of Comprehensive Income for the
quarters

ended March 31, 2025 and 2024
7
Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the
quarters ended March 31, 2025 and 2024 8
Unaudited Consolidated Statements of Cash Flows for the quarters ended March 31, 2025 and 2024 10
Notes to Unaudited Consolidated Financial Statements 12
Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations
116
Item 3. Quantitative and Qualitative Disclosures about Market Risk

157
Item 4. Controls and Procedures 157
Part II – Other Information
Item 1. Legal Proceedings 158
Item 1A. Risk Factors 158
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

158

Item 3. Defaults Upon Senior Securities 159
Item 4. Mine Safety Disclosures 159
Item 5. Other information

159
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

and

tariff

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

2024 (the

“2024 Form

10-K”), as

well as

“Part II,
Item 1A” of our

Quarterly Report on

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

the date
of such statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
[UNAUDITED]
[UNAUDITED]
March 31, December 31,
(In thousands, except share information) 2025 2024
Assets:
Cash and due from banks $
380,165
$
419,638
Money market investments:

Time deposits with other banks

6,195,028
6,380,948
Total money market investments
6,195,028
6,380,948
Trading account debt securities, at fair value
28,477
32,831
Debt securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge

33,273
30,486
Other debt securities available-for-sale
19,459,907
18,215,417
Debt securities available-for-sale
19,493,180
18,245,903
Debt securities held-to-maturity, at amortized cost:
Pledged securities with creditors’ right to repledge

27,595
27,405
Other debt securities held-to-maturity
7,621,123
7,730,672
Debt securities held-to-maturity (fair value 2025 - $
7,640,686
; 2024 - $
7,682,664
)
7,648,718
7,758,077
Less – Allowance for credit losses
5,481
5,317
Debt securities held-to-maturity, net
7,643,237
7,752,760
Equity securities (realizable value 2025 - $
205,515
; 2024 - $
208,663
)
205,021
208,166
Loans held-for-sale, at fair value
5,077
5,423
Loans held-in-portfolio
37,675,070
37,522,995
Less – Unearned income
421,038
415,343

Allowance for credit losses
762,148
746,024
Total loans held-in-portfolio, net
36,491,884
36,361,628
Premises and equipment, net
625,237
601,787
Other real estate
52,114
57,268
Accrued income receivable
262,720
263,389
Mortgage servicing rights, at fair value
104,743
108,103
Other assets
1,742,540
1,797,759
Goodwill
802,954
802,954
Other intangible assets
6,229
6,826
Total assets $
74,038,606
$
73,045,383
Liabilities and Stockholders’ Equity
Liabilities:

Deposits:
Non-interest bearing $
15,160,801
$
15,139,555
Interest bearing
50,658,454
49,744,790
Total deposits
65,819,255
64,884,345
Assets sold under agreements to repurchase
57,268
54,833
Other short-term borrowings
200,000
225,000
Notes payable
833,149
896,293
Other liabilities
1,329,239
1,371,846
Total liabilities
68,238,911
67,432,317
Commitments and contingencies (Refer to Note 20)

Stockholders’ equity:

Preferred stock,
30,000,000

shares authorized;
885,726

shares issued and outstanding (2024 -
885,726
)
22,143
22,143
Common stock, $
0.01

par value;
170,000,000

shares authorized;
104,869,189

shares issued (2024 -
104,849,460
) and
68,984,148

shares outstanding (2024 -
70,141,291
)
1,049
1,048
Surplus
4,912,886
4,908,693
Retained earnings
4,699,697
4,570,957
Treasury stock - at cost,
35,885,041

shares (2024 -
34,708,169
)

(2,346,093)
(2,228,535)
Accumulated other comprehensive loss, net of tax

(1,489,987)
(1,661,240)
Total stockholders’ equity

5,799,695
5,613,066
Total liabilities and stockholders’ equity $
74,038,606
$
73,045,383
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF OPERATIONS
Quarters ended March 31,
(In thousands, except per share information) 2025 2024
Interest income:
Loans $
666,673
$
638,730
Money market investments
70,166
88,516
Investment securities
180,159
166,895
Total interest income
916,998
894,141
Interest expense:

Deposits
297,863
329,496
Short-term borrowings
1,426
1,192
Long-term debt
12,112
12,709
Total interest expense
311,401
343,397
Net interest income

605,597
550,744
Provision for credit losses
64,081
72,598
Net interest income after provision for credit losses
541,516
478,146
Non-interest income:

Service charges on deposit accounts
39,054
37,442
Other service fees
94,508
94,272
Mortgage banking activities (Refer to Note 9)
3,689
4,360
Net (loss) gain, including impairment on equity securities
(414)
1,103
Net gain on trading account debt securities
520
361
Adjustments to indemnity reserves on loans sold

173
(237)
Other operating income
14,531
26,517
Total non-interest

income
152,061
163,818
Operating expenses:

Personnel costs
212,713
215,377
Net occupancy expenses
27,218
28,041
Equipment expenses
5,302
9,567
Other taxes
18,725
14,375
Professional fees
26,825
28,918
Technology and

software expenses
83,668
79,462
Processing and transactional services
37,781
34,194
Communications
4,904
4,557
Business promotion
23,675
20,989
Deposit insurance
10,035
23,887
Other real estate owned (OREO) expense (income)
(3,330)
(5,321)
Other operating expenses
22,899
28,272
Amortization of intangibles
597
795
Total operating expenses
471,012
483,113
Income before income tax
222,565
158,851
Income tax expense
45,063
55,568
Net Income $
177,502
$
103,283
Net Income Applicable to Common Stock

$
177,149
$
102,930
Net Income per Common Share - Basic $
2.56
$
1.43
Net Income per Common Share - Diluted $
2.56
$
1.43
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
Quarters ended March 31,
(In thousands) 2025 2024
Net income

$
177,502
$
103,283
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment
(6,646)
(4,020)
Amortization of net losses of pension and postretirement benefit plans
2,273
3,618
Unrealized holding gains (losses) on debt securities arising during the period

165,984
(73,030)
Amortization of unrealized losses of debt securities transfer from available-for-sale to held-to-
maturity
45,311
44,009
Other comprehensive income (loss) before tax
206,922
(29,423)
Income tax expense
(35,669)
(8,232)
Total other comprehensive

income (loss), net of tax
171,253
(37,655)
Comprehensive income, net of tax $
348,755
$
65,628
Tax effect allocated to each component of other

comprehensive income (loss):
Quarters ended March 31,
(In thousands) 2025 2024
Amortization of net losses of pension and postretirement benefit plans
(852)
(1,356)
Unrealized holding gains (losses) on debt securities arising during the period

(25,755)
1,926
Amortization of unrealized losses of debt securities transfer from available-for-sale to held-to-
maturity
(9,062)
(8,802)
Income tax expense $
(35,669)
$
(8,232)
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated

other
Common
Preferred

Retained Treasury comprehensive
(In thousands) stock stock Surplus earnings stock loss Total
Balance at December 31, 2023 $
1,048
$
22,143
$
4,843,399
$
4,194,851
$
(2,018,957)
$
(1,895,531)
$
5,146,953
Net income
103,283
103,283
Issuances of common stock
1,799
1,799
Dividends declared:
Common stock
[1]
(44,751)
(44,751)
Preferred stock
(353)
(353)
Common stock purchases
(3,576)
(3,576)
Stock based compensation
2,268
9,346
11,614
Other comprehensive loss, net of tax
(37,655)
(37,655)
Balance at March 31, 2024

$
1,048
$
22,143
$
4,847,466
$
4,253,030
$
(2,013,187)
$
(1,933,186)
$
5,177,314
Balance at December 31, 2024 $
1,048
$
22,143
$
4,908,693
$
4,570,957
$
(2,228,535)
$
(1,661,240)
$
5,613,066
Net income
177,502
177,502
Issuances of common stock
1
1,769
1,770
Dividends declared:
Common stock
[1]
(48,409)
(48,409)
Preferred stock
(353)
(353)
Common stock purchases
[2]
(125,980)
(125,980)
Stock based compensation
2,424
8,422
10,846
Other comprehensive income, net of tax
171,253
171,253
Balance at March 31, 2025 $
1,049
$
22,143
$
4,912,886
$
4,699,697
$
(2,346,093)
$
(1,489,987)
$
5,799,695
[1]
Dividends declared per common share during the quarter ended March 31, 2025 - $
0.7
0 (2024 - $
0.62
).
[2]
Includes common stock

repurchases of $
122.3

million as

part of

a repurchase authorization

up to $
500

million. Refer

to Note

17 for additional
information.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
For the period ended
March 31, March 31,
Disclosure of changes in number of shares: 2025 2024
Preferred Stock:
Balance at beginning and end of period
885,726
885,726
Common Stock – Issued:
Balance at beginning of period
104,849,460
104,767,348
Issuances of common stock
19,729
23,137
Balance at end of period
104,869,189
104,790,485
Treasury stock
(35,885,041)
(32,505,610)
Common Stock – Outstanding
68,984,148
72,284,875
The accompanying notes are an integral part of these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
(UNAUDITED)
Quarters ended March 31,
(In thousands) 2025 2024
Cash flows from operating activities:
Net income $
177,502
$
103,283
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses
64,081
72,598
Amortization of intangibles
597
795
Depreciation and amortization of premises and equipment
12,280
15,361
Net accretion of discounts and amortization of premiums and deferred fees

(68,861)
(51,360)
Interest capitalized on loans subject to the temporary payment moratorium or loss mitigation alternatives
(1,357)
(1,641)
Share-based compensation
11,028
11,479
Fair value adjustments on mortgage servicing rights
3,570
3,439
Adjustments to indemnity reserves on loans sold
(173)
237
Earnings from investments under the equity method, net of dividends or distributions
(8,621)
(11,792)
Deferred income tax expense

8,109
9,513
Gain on:
Disposition of premises and equipment and other productive assets
(42)
(3,412)
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities
(194)
(74)
Sale of foreclosed assets, including write-downs
(1,033)
(4,447)
Acquisitions of loans held-for-sale
(810)
(324)
Proceeds from sale of loans held-for-sale
7,098
8,283
Net originations on loans held-for-sale
(6,741)
(11,056)
Net decrease (increase) in:
Trading debt securities
6,071
6,465
Equity securities
508
(1,995)
Accrued income receivable

725
(22,719)
Other assets
12,864
38,702
Net increase (decrease) in:
Interest payable
(7,370)
(10,799)
Pension and other postretirement benefits obligation
1,079
916
Other liabilities
(38,252)
10,111
Total adjustments
(5,444)
58,280
Net cash provided by operating activities
172,058
161,563
Cash flows from investing activities:

Net decrease in money market investments
186,609
1,070,973
Purchases of investment securities:
Available-for-sale
(9,425,086)
(8,161,525)
Equity
(9,224)
(971)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale
8,429,813
6,728,665
Held-to-maturity
152,441
154,009
Proceeds from sale of investment securities:

Equity
13,361
945
Net (disbursements) repayments on loans
(118,418)
2,354
Proceeds from sale of loans
39,055
15,356
Acquisition of loan portfolios
(127,291)
(141,730)
Acquisition of premises and equipment and other productive assets
(51,526)
(53,889)
Proceeds from sale of:
Premises and equipment and other productive assets
197
1,632
Foreclosed assets
23,155
26,773
Net cash used in investing activities
(886,914)
(357,408)

Cash flows from financing activities:

Net increase (decrease) in:
Deposits
939,913
190,477
Assets sold under agreements to repurchase

2,435
(25,294)
Other short-term borrowings
(25,000)
-
Payments of notes payable
(63,522)
(21,000)
Principal payments of finance leases
(908)
(881)
Proceeds from issuances of common stock
1,770
1,799
Dividends paid
(49,899)
(44,976)
Net payments for repurchase of common stock
(125,341)
(314)
Payments related to tax withholding for share-based compensation
(3,376)
(3,262)
Net cash provided by financing activities
676,072
96,549
Net decrease in cash and due from banks, and restricted cash
(38,784)
(99,296)
Cash and due from banks, and restricted cash at beginning of period
429,406
427,575
Cash and due from banks, and restricted cash at the end of the period $
390,622
$
328,279
The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial

Statements

(Unaudited)
Note 1 - Nature of operations 13
Note 2 - Basis of presentation 14
Note 3 - New accounting pronouncements 15
Note 4 - Restrictions on cash and due from banks and
certain securities
19
Note 5 - Debt securities available-for-sale 20
Note 6 - Debt securities held-to-maturity 23
Note 7 - Loans 27
Note 8 - Allowance for credit losses – loans held-in-
portfolio
36
Note 9 - Mortgage banking activities 66
Note 10 - Transfers of financial assets and mortgage
servicing assets
67
Note 11 - Other real estate owned 70
Note 12 - Other assets 71
Note 13 -
Goodwill and other intangible assets

73
Note 14 - Deposits 75
Note 15 - Borrowings 76
Note 16 - Other liabilities 78
Note 17 - Stockholders’ equity 79
Note 18 -
Other comprehensive income (loss)

80
Note 19 - Guarantees 82
Note 20 - Commitments and contingencies 84
Note 21- Non-consolidated variable interest entities 87
Note 22 - Related party transactions 89
Note 23 - Fair value measurement 90
Note 24 - Fair value of financial instruments 96
Note 25 - Net income per common share 99
Note 26 - Revenue from contracts with customers 100
Note 27 - Leases 102
Note 28 - Pension and postretirement benefits 104
Note 29 - Stock-based compensation 105
Note 30 - Income taxes 107
Note 31 - Supplemental disclosure on the consolidated
statements of cash flows
111
Note 32 - Segment reporting 112

Note 1 – Nature of Operations
Popular,

Inc. (the

“Corporation” or

“Popular”) is

a diversified,

publicly-owned financial

holding company

subject to

the supervision
and

regulation

of

the

Board

of

Governors

of

the

Federal

Reserve

System.

The

Corporation

has

operations

in

Puerto

Rico,

the
mainland United

States (“U.S.”)

and U.S.

and British

Virgin Islands.

In Puerto

Rico, the

Corporation provides

retail, mortgage

and
commercial banking services and auto

and equipment leasing and financing

through its principal banking subsidiary,

Banco Popular
de Puerto

Rico (“BPPR”),

as well

as broker-dealer

and insurance

services through

specialized subsidiaries.

In the

U.S. mainland,
the

Corporation

provides

retail,

mortgage,

commercial

banking

services,

as

well

as

equipment

leasing

and

financing,

through

its
New

York-chartered

banking

subsidiary,

Popular

Bank

(“PB”

or

“Popular

U.S.”),

which

has

branches

located

in

New

York,

New
Jersey, and Florida.

Note 2 – Basis of Presentation

Basis of Presentation
The (unaudited) interim Consolidated

Financial Statements are, in the

opinion of management, a fair

statement of the results for

the
periods reported.

The consolidated

statement of

financial condition

presented as

of December

31, 2024

was derived

from audited
Consolidated Financial Statements of the Corporation for the year ended December 31, 2024.
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

2024, included

in the

2024 Form

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

Note 3 - New accounting pronouncements

Recently Adopted Accounting Standards Updates
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2025-02,
Liabilities (Topic 405) -
Amendments to SEC
Paragraphs Pursuant to
SEC Staff Accounting
Bulletin No. 122
The

Financial

Accounting

Standards

Board
("FASB")

issued

Accounting

Standard
Update

("ASU")

2025-02

in

March

2025,
which

amends

the

guidance

in

Accounting
Standards

Codification

("ASC")

450-10-
S99-1

by

removing

the

interpretative
guidance

of

Section

FF

of

Topic

5

in

the
Staff Accounting Bulletin Series ("SAB")

text
that

addressed

the

accounting

for
obligations

to

safeguard

crypto-assets

held
by platform

users to

align the

ASC with

the
latest

SAB

112

directive,

ensuring
consistency and clarity.
March 18, 2025
The

Corporation

was

not

impacted

by
the

adoption

of

this

ASU

since

it

does
not hold crypto-assets.
FASB ASU 2024-02,
Codification
Improvements—
Amendments to Remove
References to the
Concepts Statements

The

FASB

issued

ASU

2024-02

in

March
2024, which

removes various

references to
concept statements from the ASC. The ASU
intends

to

simplify

the

Codification

and
distinguish

between

nonauthoritative

and
authoritative guidance.
January 1, 2025
The

Corporation

was

not

impacted

by
the adoption of this ASU

since it did not
provide for

accounting changes

or new
presentation

or

disclosure
requirements.

The

ASU

eliminated
references

within

the

ASC

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

was

not

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

was

not

impacted

by
the

adoption

of

this

ASU

but

it

will
consider

this

guidance

for

the

initial
measurement of assets and liabilities

of
newly

created

joint

ventures
prospectively.

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

required by

regulatory agencies

to maintain

average reserve

balances with

the Federal

Reserve Bank

of New

York

(the
“Fed”) or other banks. Required average reserve balances in BPPR amounted to $
2.7

billion at March 31, 2025 (December 31, 2024
- $
2.6

billion). Cash and

due from banks,

as well as other

highly liquid securities,

are used to cover

these required average

reserve
balances.

At March

31, 2025,

the Corporation

held $
60

million in

restricted assets

in the

form of

funds deposited

in money

market accounts,
debt

securities

available

for

sale

and

equity

securities

(December

31,

2024

-

$
61

million).

The

restricted

assets

held

in

debt
securities available for sale and

equity securities consist primarily

of assets held for the

Corporation’s non-qualified retirement

plans
and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 5 – Debt securities available-for-sale
The

following

tables

present

the

amortized

cost,

gross

unrealized

gains

and

losses,

fair

value,

weighted

average

yield

and
contractual maturities of debt securities available-for-sale at March 31, 2025 and December 31, 2024.

At March 31, 2025
Gross Gross Weighted
Amortized unrealized unrealized
Fair

average
(In thousands) cost
gains

losses value yield
U.S. Treasury securities
Within 1 year $
11,412,148
$
62
$
39,477
$
11,372,733
3.48
%
After 1 to 5 years
2,922,974
9,072
30,811
2,901,235
3.73
Total U.S. Treasury securities
14,335,122
9,134
70,288
14,273,968
3.53
Collateralized mortgage obligations - federal agencies
After 1 to 5 years
9,013
-
256
8,757
1.53
After 5 to 10 years
14,070
-
715
13,355
2.50
After 10 years
101,244
179
7,676
93,747
2.91
Total collateralized mortgage obligations - federal agencies
124,327
179
8,647
115,859
2.76
Mortgage-backed securities - federal agencies
Within 1 year
15,640
-
181
15,459
2.67
After 1 to 5 years
65,153
8
2,060
63,101
2.25
After 5 to 10 years
714,425
127
35,368
679,184
2.38
After 10 years
5,340,748
764
996,653
4,344,859
1.67
Total mortgage-backed securities - federal agencies
6,135,966
899
1,034,262
5,102,603
1.77
Other
Within 1 year
500
-
-
500
4.43
After 1 to 5 years
250
-
-
250
4.90
Total other

750
-
-
750
4.59
Total debt securities available-for-sale [1] $
20,596,165
$
10,212
$
1,113,197
$
19,493,180
3.00
%
[1]

Includes $
14.3

billion pledged to secure government and trust deposits, assets sold under agreements to repurchase, credit facilities and loan
servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $
13.3

billion serve as collateral for
public funds.

The Corporation had unpledged Available for Sale securities with a fair value of

$
5.1

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
At March 31, 2025,

the Corporation did not

intend to sell or

believed it was more

likely than not that it

would be required to

sell debt
securities classified as available-for-sale. There were no debt securities sold during the quarters ended March 31, 2025 and 2024.

The

following

tables

present

the

Corporation’s

fair

value

and

gross

unrealized

losses

of

debt

securities

available-for-sale,
aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at
March 31, 2025 and December 31, 2024.

At March 31, 2025
Less than 12 months 12 months or more Total
Gross Gross Gross
Fair

unrealized
Fair

unrealized
Fair

unrealized
(In thousands)
value

losses
value

losses
value

losses
U.S. Treasury securities $
9,272,746
$
12,743
$
2,908,217
$
57,545
$
12,180,963
$
70,288
Collateralized mortgage obligations - federal agencies

4,630
2
97,990
8,645
102,620
8,647
Mortgage-backed securities -federal agencies
49,654
2,015
4,996,855
1,032,247
5,046,509
1,034,262
Total debt securities available-for-sale in an unrealized loss position

$
9,327,030
$
14,760
$
8,003,062
$
1,098,437
$
17,330,092
$
1,113,197

At December 31, 2024
Less than 12 months 12 months or more Total
Gross Gross Gross
Fair

unrealized
Fair

unrealized
Fair

unrealized
(In thousands)
value

losses
value

losses
value

losses
U.S. Treasury securities $
2,309,894
$
24,646
$
3,638,092
$
85,010
$
5,947,986
$
109,656
Collateralized mortgage obligations - federal agencies

4,878
27
102,160
9,861
107,038
9,888
Mortgage-backed securities - federal agencies
70,777
3,175
5,031,414
1,151,265
5,102,191
1,154,440
Total debt securities available-for-sale in an unrealized loss position

$
2,385,549
$
27,848
$
8,771,666
$
1,246,136
$
11,157,215
$
1,273,984
As of March 31, 2025, the portfolio of available-for-sale

debt securities reflects gross unrealized losses of $
1.1

billion (December 31,
2024 -

$
1.3

billion), driven

mainly by

mortgage-backed securities,

which have

been impacted

by the-interest

rate environment

and
the portfolio’s

longer duration.

During the

first quarter

of 2025,

the unrealized

losses on

the available-for-sale

portfolio declined

by
approximately $
169

million due mainly to the

decrease in rates and portfolio runoff.

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

2025 and

December 31,
2024.

At March 31, 2025
Allowance
Carrying
Value

Gross

Gross

Weighted
Amortized

Book
[1]
for Credit
Net of

unrealized unrealized
Fair

average
(In thousands) cost Value Losses Allowance
gains

losses value yield
U.S. Treasury securities

Within 1 year $
850,742
$
844,252
$
-
$
844,252
$
-
$
3,680
$
840,572
2.45
%
After 1 to 5 years
7,169,044
6,741,917
-
6,741,917
2,506
1,481
6,742,942
1.24
Total U.S. Treasury securities
8,019,786
7,586,169
-
7,586,169
2,506
5,161
7,583,514
1.37
Obligations of Puerto Rico, States and
political subdivisions
Within 1 year
2,540
2,540
11
2,529
10
1
2,538
6.41
After 1 to 5 years
14,798
14,798
69
14,729
36
84
14,681
3.39
After 5 to 10 years
655
655
22
633
21
-
654
5.81
After 10 years
37,082
37,082
5,379
31,703
2,632
2,325
32,010
1.42
Total obligations of Puerto Rico, States and
political subdivisions
55,075
55,075
5,481
49,594
2,699
2,410
49,883
2.23
Collateralized mortgage obligations - federal
agencies
After 10 years
1,514
1,514
-
1,514
-
185
1,329
2.87
Total collateralized mortgage obligations -
federal agencies
1,514
1,514
-
1,514
-
185
1,329
2.87
Securities in wholly owned statutory business
trusts
After 5 to 10 years
5,960
5,960
-
5,960
-
-
5,960
6.33
Total securities in wholly owned statutory
business trusts
5,960
5,960
-
5,960
-
-
5,960
6.33
Total debt securities held-to-maturity [2] $
8,082,335
$
7,648,718
$
5,481
$
7,643,237
$
5,205
$
7,756
$
7,640,686
1.38
%
[1]
Book value includes $
434

million of unrealized loss which remains in Accumulated other comprehensive (loss) income (AOCI) related to certain securities previously transferred from available-for-sale securities portfolio to the held-to-maturity securities portfolio.
[2]
Includes $
7.5

billion pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral.

The
Corporation had unpledged held-to-maturities securities with a fair value of $
138.3

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
Obligations of Puerto Rico, States and
political subdivisions `
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
-
5,959
6.33
Total debt securities held-to-maturity [2] $
8,237,004
$
7,758,077
$
5,317
$
7,752,760
$
2,388
$
72,484
$
7,682,664
1.40
%
[1]
Book value includes $
479

million of unrealized loss which remains in Accumulated other comprehensive (loss) income (AOCI)

related to certain
securities transferred from available-for-sale securities portfolio to the held-to-maturity securities portfolio.
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

the 2024 Form

10-K, U.S. Treasury

securities carry

an explicit guarantee

from the U.S.

Government are
highly rated by

major rating agencies

and have a long

history of no credit

losses. Accordingly,

the Corporation applies

a zero-credit
loss assumption and no allowance for credit losses (“ACL”) for these securities has been established.
At March 31,

2025 and December

31, 2024, the

“Obligations of Puerto

Rico, States and

political subdivisions” classified

as held-to-
maturity,

includes

securities

issued

by

municipalities

of

Puerto

Rico

that

are

generally

not

rated

by

a

credit

rating

agency.

This
includes $
11

million of general and special

obligation bonds issued by three

municipalities of Puerto Rico,

that are payable primarily
from

certain

property

taxes

imposed

by

the

issuing

municipality

(December

31,

2024

-

$
13

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

At March 31, 2025 At December 31, 2024
(In thousands)
Securities issued by Puerto Rico municipalities
Watch $
1,555
$
1,555
Pass
9,525
11,060
Total $
11,080
$
12,615
At

March

31,

2025,

the

portfolio

of

“Obligations

of

Puerto

Rico,

States

and

political

subdivisions”

also

includes

$
37

million

in
securities

issued

by

the

Puerto

Rico

Housing

Finance

Authority

(“HFA”),

a

government

instrumentality,

for

which

the

underlying
source of payment is second mortgage loans in Puerto Rico residential properties (not the government), but for which HFA,

provides
a guarantee

in the

event of

default and

upon the

satisfaction of

certain other

conditions (December

31, 2024

- $
38

million). These
securities are not rated by a credit rating agency.

The

Corporation

assesses

the

credit

risk

associated

with

these

securities

by

evaluating

the

refreshed

FICO

scores

of

a
representative

sample

of

the

underlying

borrowers.

As

of

March

31,

2025,

the

average

refreshed

FICO

score

for

the

sample,
comprised

of
73
%

of

the

nominal

value

of

the

securities,

used

for

the

loss

estimate

was

of
674

(compared

to
72
%

and
674
,
respectively,

at December

31, 2024).

The loss

estimates for

this portfolio

was based

on the

methodology established

under CECL
for

similar

loan

obligations.

The

Corporation

does

not

consider

the

government

guarantee

when

estimating

the

credit

losses
associated with this portfolio.
A
deterioration

of

the

Puerto

Rico

economy

or

of

the

fiscal

health

of

the

Government

of

Puerto

Rico

and/or

its

instrumentalities
(including

if any

of the

issuing

municipalities

become subject

to a

debt restructuring

proceeding under

the Puerto

Rico Oversight
Management and Economic Stability Act (“PROMESA”) could adversely affect the value of these securities, resulting in losses to the
Corporation.

Refer

to

Note

20
to

the

Consolidated

Financial

Statements
in

this

Form

10-Q
for

additional

information

on

the

Corporation’s
exposure to the Puerto Rico Government.
At

March

31,

2025

and

December

31,

2024,

the

portfolio

of

“Obligations

of

Puerto

Rico,

States

and

political

subdivisions”

also
includes $
6.9

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
Delinquency status
At March 31, 2025 and December 31, 2024, there were
no

securities held-to-maturity in past due or non-performing status.
Allowance for credit losses on debt securities held-to-maturity
The following table

provides the activity

in the allowance

for credit losses

related to debt securities

held-to-maturity by security

type
at

March 31, 2025 and March 31, 2024:

For the quarters ended March 31,

2025 2024
(In thousands) Obligations of Puerto Rico, States and political subdivisions
Allowance for credit losses:
Beginning balance $
5,317
$
5,780
Provision for credit losses (benefit)
164
(49)
Securities charged-off
-
-
Recoveries
-
-
Ending balance $
5,481
$
5,731
The

allowance

for

credit

losses

for

the

Obligations

of

Puerto

Rico,

States

and

political

subdivisions

includes

$
0.3

million

for
securities issued by

municipalities of Puerto

Rico, and $
5.2

million for bonds

issued by the

Puerto Rico HFA,

which are secured

by
second mortgage loans

on Puerto Rico

residential properties (compared

to $
0.1

million and $
5.2

million, respectively,

at December
31, 2024).

Note 7 – Loans
For a

summary

of

the

accounting

policies

related

to

loans,

interest

recognition

and

allowance

for

credit

losses

refer to

Note

2

–
Summary of Significant Accounting Policies of the 2024 Form 10-K.
The following

table presents

the Corporation's

loan purchases

(including repurchases)

for the

quarters ended

March 31,

2025 and
2024 by class of loans:

For the quarters ended March 31,

(In thousands)
2025 2024
Commercial $
7,160
$
56,164
Mortgage
120,907
85,804
Ending balance $
128,067
$
141,968
The following table presents the Corporation’s whole-loan sales for the quarters ended March 31, 2025 and 2024 by class of loans:

For the quarters ended March 31,

(In thousands)
2025 2024
Commercial $
26,349
$
-
Construction
9,338
11,656
Mortgage
6,937
11,004
Ending balance $
42,624
$
22,660
During

the

quarter

ended

March

31,

2025,

the

Corporation

securitized

approximately

$
2

million

of

mortgage

loans

into

FNMA
mortgage-backed securities,

compared to

$
1

million during

the quarter

ended March

31, 2024.

The Corporation

did
no
t securitize
mortgage loans into GNMA mortgage-backed securities during the quarter ended

March 31, 2025, compared to $
1

million during the
quarter ended March 31, 2024.
Delinquency status
The following tables

present the amortized

cost basis of

loans held-in-portfolio (“HIP”),

net of unearned

income, by past

due status,
and by loan class including

those that are in non-performing

status or that are accruing

interest but are past due

90 days or more at
March 31, 2025 and December 31, 2024.

March 31, 2025
BPPR
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual
Accruing

(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
3,387
$
112
$
73
$
3,572
$
304,739
$
308,311
$
73
$
-
Commercial real estate:
Non-owner occupied
3,045
74
6,306
9,425
3,304,377
3,313,802
6,306
-
Owner occupied
7,512
141
26,891
34,544
1,168,868
1,203,412
26,891
-
Commercial and industrial
4,637
2,871
13,089
20,597
5,227,961
5,248,558
9,327
3,762
Construction
6,498
-
-
6,498
223,705
230,203
-
-
Mortgage
249,712
105,166
333,557
688,435
6,257,507
6,945,942
148,506
185,051
Leasing
19,178
5,192
8,895
33,265
1,916,440
1,949,705
8,895
-
Consumer:
Credit cards
13,365
10,555
30,506
54,426
1,133,352
1,187,778
-
30,506
Home equity lines of credit
-
-
18
18
2,039
2,057
-
18
Personal
19,246
11,174
18,251
48,671
1,707,204
1,755,875
18,251
-
Auto
78,743
15,893
41,784
136,420
3,683,822
3,820,242
41,784
-
Other
2,686
144
2,307
5,137
153,586
158,723
1,973
334
Total $
408,009
$
151,322
$
481,677
$
1,041,008
$
25,083,600
$
26,124,608
$
262,006
$
219,671

March 31, 2025
Popular U.S.
Past due Past due 90 days or more
30-59 60-89 90 days
Total

Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
1,858
$
-
$
8,700
$
10,558
$
2,056,046
$
2,066,604
$
8,700
$
-
Commercial real estate:
Non-owner occupied
768
-
7,886
8,654
2,218,147
2,226,801
7,886
-
Owner occupied
-
-
231
231
1,752,916
1,753,147
231
-
Commercial and industrial
7,724
733
879
9,336
2,435,629
2,444,965
690
189
Construction
-
-
-
-
1,128,776
1,128,776
-
-
Mortgage
29,944
1,604
29,087
60,635
1,267,176
1,327,811
29,087
-
Consumer:
Credit cards
-
-
-
-
(1)
(1)
-
-
Home equity lines of
credit
1,851
973
3,430
6,254
68,798
75,052
3,430
-
Personal
1,381
781
2,034
4,196
89,952
94,148
2,034
-
Other
1
-
5
6
12,115
12,121
5
-
Total $
43,527
$
4,091
$
52,252
$
99,870
$
11,029,554
$
11,129,424
$
52,063
$
189

March 31, 2025
Popular, Inc.
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP [2] [3] loans loans
Commercial multi-family $
5,245
$
112
$
8,773
$
14,130
$
2,360,785
$
2,374,915
$
8,773
$
-
Commercial real estate:
Non-owner occupied
3,813
74
14,192
18,079
5,522,524
5,540,603
14,192
-
Owner occupied
7,512
141
27,122
34,775
2,921,784
2,956,559
27,122
-
Commercial and industrial
12,361
3,604
13,968
29,933
7,663,590
7,693,523
10,017
3,951
Construction
6,498
-
-
6,498
1,352,481
1,358,979
-
-
Mortgage [1]
279,656
106,770
362,644
749,070
7,524,683
8,273,753
177,593
185,051
Leasing
19,178
5,192
8,895
33,265
1,916,440
1,949,705
8,895
-
Consumer:
Credit cards
13,365
10,555
30,506
54,426
1,133,351
1,187,777
-
30,506
Home equity lines of credit
1,851
973
3,448
6,272
70,837
77,109
3,430
18
Personal
20,627
11,955
20,285
52,867
1,797,156
1,850,023
20,285
-
Auto
78,743
15,893
41,784
136,420
3,683,822
3,820,242
41,784
-
Other
2,687
144
2,312
5,143
165,701
170,844
1,978
334
Total $
451,536
$
155,413
$
533,929
$
1,140,878
$
36,113,154
$
37,254,032
$
314,069
$
219,860
[1] At March 31, 2025, mortgage loans held-in-portfolio include $
2.8

billion of loans that carry certain guarantees from the FHA or the VA, for which the Corporation’s policy is to exclude them from non-performing status, of which $
185

million are 90 days or more past due. The portfolio of
guaranteed loans includes $
57

million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of March 31, 2025. The
Corporation has approximately $
30

million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not
accruing interest at March 31, 2025.
[2] Loans held-in-portfolio are net of $
421

million in unearned income and exclude $
5

million in loans held-for-sale.
[3] Includes $
16.3

billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral,
of which $
7.3

billion were pledged at the Federal Home Loan Bank ("FHLB") as collateral for borrowings and $
9
.0 billion at the Federal Reserve
Bank ("FRB") for discount window borrowings. As of March 31, 2025, the Corporation had an available borrowing facility with the FHLB and the
discount window of Federal Reserve Bank of New York of $
4.1

billion and $
7.2

billion, respectively.

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
Commercial multi-family $
-
$
5,443
$
8,700
$
14,143
$
2,077,476
$
2,091,619
$
8,700
$
-
Commercial real estate:
Non-owner occupied
6,792
-
8,015
14,807
2,101,925
2,116,732
8,015
-
Owner occupied
-
-
5,191
5,191
1,776,644
1,781,835
5,191
-
Commercial and industrial
10,336
5,323
1,938
17,597
2,377,071
2,394,668
1,748
190
Construction
-
-
-
-
1,051,502
1,051,502
-
-
Mortgage
18,148
5,417
29,890
53,455
1,250,847
1,304,302
29,890
-
Consumer:
Credit cards
-
-
-
-
26
26
-
-
Home equity lines of credit
530
986
3,393
4,909
66,622
71,531
3,393
-
Personal

1,808
1,509
1,741
5,058
99,809
104,867
1,741
-
Other
514
-
11
525
11,024
11,549
11
-
Total $
38,128
$
18,678
$
58,879
$
115,685
$
10,812,946
$
10,928,631
$
58,689
$
190

December 31, 2024
Popular, Inc.
Past due Past due 90 days or more
30-59 60-89
90 days

Total Non-accrual Accruing
(In thousands)

days

days
or more past due Current
Loans HIP [2]
[3]
loans loans
Commercial multi-family $
1,491
$
5,556
$
8,779
$
15,826
$
2,383,794
$
2,399,620
$
8,779
$
-
Commercial real estate:
Non-owner occupied
9,895
586
14,444
24,925
5,338,310
5,363,235
14,444
-
Owner occupied
11,054
808
30,449
42,311
3,115,435
3,157,746
30,449
-
Commercial and industrial
16,074
8,035
25,833
49,942
7,691,620
7,741,562
21,083
4,750
Construction
1,039
-
-
1,039
1,262,753
1,263,792
-
-
Mortgage [1]
280,370
122,111
395,649
798,130
7,316,053
8,114,183
188,332
207,317
Leasing
23,991
6,062
9,588
39,641
1,885,764
1,925,405
9,588
-
Consumer:
Credit cards
17,399
11,719
29,960
59,078
1,159,001
1,218,079
-
29,960
Home equity lines of credit
546
1,115
3,393
5,054
68,517
73,571
3,393
-
Personal
21,311
14,514
22,010
57,835
1,797,409
1,855,244
22,010
-
Auto
111,358
27,858
51,792
191,008
3,632,429
3,823,437
51,792
-
Other
2,330
277
1,323
3,930
167,848
171,778
910
413
Total $
496,858
$
198,641
$
593,220
$
1,288,719
$
35,818,933
$
37,107,652
$
350,780
$
242,440
[1] At December 31, 2024 mortgage loans held-in-portfolio include $
2.6

billion of loans that carry certain guarantees from the FHA or the VA, for which the Corporation’s policy is to exclude them from non-performing status, of which $
207

million are 90 days or more past due. The portfolio of
guaranteed loans includes $
65

million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of December 31, 2024.
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
of which $
7.3

billion were pledged at the FHLB as collateral for borrowings and $
9.5

billion at the FRB for discount window borrowings. As of
December 31, 2024, the Corporation had an available borrowing facility with the FHLB and the discount window of FRB of $
3.8

billion and $
7
.0
billion, respectively.
Recognition of interest income on mortgage loans is

generally discontinued when loans are 90 days or more

in arrears on payments
of principal or interest. The Corporation

discontinues the recognition of interest

income on residential mortgage loans

insured by the
FHA or guaranteed by the VA

when 15 months delinquent as

to principal or interest, since the

principal repayment on these loans is
insured.
Loans with a delinquency

status of 90 days

past due as of

March 31, 2025 include

$
7

million in loans previously

pooled into GNMA
securities (December 31, 2024 - $
9

million). Under the GNMA program, issuers such as BPPR have the option but not the obligation
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
The following tables present the amortized cost basis of non-accrual loans as of March 31, 2025 and December 31, 2024 by class of
loans:

March 31, 2025
BPPR Popular U.S. Popular, Inc.
(In thousands)
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Commercial multi-family $
-
$
73
$
8,700
$
-
$
8,700
$
73
Commercial real estate non-owner occupied
3,163
3,143
7,053
833
10,216
3,976
Commercial real estate owner occupied
18,822
8,069
-
231
18,822
8,300
Commercial and industrial
-
9,327
-
690
-
10,017
Mortgage
64,573
83,933
1,475
27,612
66,048
111,545
Leasing
1,374
7,521
-
-
1,374
7,521
Consumer:

HELOCs
-
-
-
3,430
-
3,430

Personal

3,222
15,029
-
2,034
3,222
17,063

Auto

1,805
39,979
-
-
1,805
39,979

Other
-
1,973
-
5
-
1,978
Total $
92,959
$
169,047
$
17,228
$
34,835
$
110,187
$
203,882

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
Loans in non-accrual

status with no

allowance at March

31, 2025 include

$
110

million in collateral

dependent loans (December

31,
2024 -

$
124

million). The

Corporation recognized

$
3

million in

interest income

on non-accrual

loans in

each of

the quarters

ended
March 31, 2025 and March 31, 2024.
The following tables present

the amortized cost basis

of collateral-dependent loans, for

which the ACL was

measured based on the
fair value of the collateral less cost to sell, by class of loans and type of collateral as of March 31, 2025 and December

31, 2024:

March 31, 2025
(In thousands) Real Estate Auto Equipment
Accounts
Receivables Other Total
BPPR
Commercial multi-family $
1,262
$
-
$
-
$
-
$
-
$
1,262
Commercial real estate:
Non-owner occupied
148,090
-
-
-
-
148,090
Owner occupied
24,202
-
-
-
-
24,202
Commercial and industrial
2,584
-
84
130
2,248
5,046
Mortgage
64,013
-
-
-
-
64,013
Leasing
-
2,194
-
-
-
2,194
Consumer:
Personal
3,114
-
-
-
-
3,114
Auto
-
16,045
-
-
-
16,045
Other
-
-
-
-
14
14
Total BPPR $
243,265
$
18,239
$
84
$
130
$
2,262
$
263,980
Popular U.S.
Commercial multi-family $
8,700
$
-
$
-
$
-
$
-
$
8,700
Commercial real estate:
Non-owner occupied
12,857
-
-
-
-
12,857
Commercial and industrial
-
-
18
-
-
18
Mortgage
2,008
-
-
-
-
2,008
Total Popular U.S. $
23,565
$
-
$
18
$
-
$
-
$
23,583
Popular, Inc.
Commercial multi-family $
9,962
$
-
$
-
$
-
$
-
$
9,962
Commercial real estate:
Non-owner occupied
160,947
-
-
-
-
160,947
Owner occupied
24,202
-
-
-
-
24,202
Commercial and industrial
2,584
-
102
130
2,248
5,064
Mortgage
66,021
-
-
-
-
66,021
Leasing
-
2,194
-
-
-
2,194
Consumer:
Personal
3,114
-
-
-
-
3,114
Auto
-
16,045
-
-
-
16,045
Other
-
-
-
-
14
14
Total Popular,

Inc.
$
266,830
$
18,239
$
102
$
130
$
2,262
$
287,563

December 31, 2024
(In thousands) Real Estate Auto Equipment Other Total
BPPR
Commercial multi-family $
1,278
$
-
$
-
$
-
$
1,278
Commercial real estate:
Non-owner occupied
145,974
-
-
-
145,974
Owner occupied
23,361
-
-
-
23,361
Commercial and industrial
2,754
-
-
11,593
14,347
Construction
576
-
-
-
576
Mortgage
77,910
-
-
-
77,910
Leasing
-
1,437
1
-
1,438
Consumer:
Personal
3,347
-
-
-
3,347
Auto
-
15,782
-
-
15,782
Other
-
-
-
16
16
Total BPPR $
255,200
$
17,219
$
1
$
11,609
$
284,029
Popular U.S.
Commercial multi-family $
14,517
$
-
$
-
$
-
$
14,517
Commercial real estate:
Non-owner occupied
7,116
-
-
-
7,116
Owner occupied
4,956
-
-
-
4,956
Commercial and industrial
-
-
18
1,154
1,172
Mortgage
1,430
-
-
-
1,430
Total Popular U.S. $
28,019
$
-
$
18
$
1,154
$
29,191
Popular, Inc.
Commercial multi-family $
15,795
$
-
$
-
$
-
$
15,795
Commercial real estate:
Non-owner occupied
153,090
-
-
-
153,090
Owner occupied
28,317
-
-
-
28,317
Commercial and industrial
2,754
-
18
12,747
15,519
Construction
576
-
-
-
576
Mortgage
79,340
-
-
-
79,340
Leasing
-
1,437
1
-
1,438
Consumer:
Personal
3,347
-
-
-
3,347
Auto
-
15,782
-
-
15,782
Other
-
-
-
16
16
Total Popular,

Inc.
$
283,219
$
17,219
$
19
$
12,763
$
313,220

Purchased Credit Deteriorated (PCD) Loans
The Corporation has purchased loans during the quarters ended March 31, 2025 and 2024 for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(In thousands) March 31, 2025 March 31, 2024
Purchase price of loans at acquisition $
259
$
426
Allowance for credit losses at acquisition
9
17
Par value of acquired loans at acquisition $
268
$
443

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

At March

31, 2025,

the Corporation

estimated the

ACL by

weighting the

outputs of

optimistic, baseline,

and pessimistic

scenarios.
Prior to the first quarter of 2025, the Corporation assigned the baseline scenario the highest probability among the scenarios used to estimate the

ACL, followed

by the

pessimistic scenario

given the

uncertainties in

the economic

outlook and

downside risk,

and the
optimistic scenario

had the

lowest probability.

During the

first quarter

of 2025,

the Corporation

modified the

weight assigned

to the
pessimistic scenario to be equal to the baseline scenario

in response to the current economic uncertainty,

resulting in an increase of
$
18.2

million in the reserves.

The weightings applied are

subject to evaluation on

a quarterly basis as

part of the ACL’s

governance
process. However,

lower net charge-offs

and improved credit

metrics in the

commercial and consumer

portfolios partially

offset the
impact

of

the

increase

in

reserves

related

to

the

change

in

the

weight

assigned

to

the

pessimistic

scenarios.

The

Corporation
evaluates, at least on

an annual basis,

the assumptions tied to

the CECL accounting

framework. These include

the reasonable and
supportable period as well as the reversion window.
The following

tables present

the changes

in the

ACL of

loans held-in-portfolio

and unfunded

commitments for

the quarters

ended
March 31, 2025 and 2024.

For the quarter ended March 31, 2025
BPPR
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balances
Allowance for credit losses - loans:
Commercial

Commercial multi-family
$
2,783
$
635
$
-
$
-
$
2
$
3,420

Commercial real estate non-owner occupied
44,852
(2,599)
-
(65)
660
42,848

Commercial real estate owner occupied
37,355
(1,742)
-
(89)
495
36,019

Commercial and industrial
130,136
(257)
-
(3,312)
4,840
131,407

Total Commercial
215,126
(3,963)
-
(3,466)
5,997
213,694
Construction
2,743
(24)
-
-
-
2,719
Mortgage
72,901
(1,118)
9
(435)
2,932
74,289
Leasing
16,419
7,059
-
(4,544)
1,272
20,206
Consumer

Credit cards
99,130
13,822
-
(18,865)
2,436
96,523

Home equity lines of credit
54
(108)
-
(25)
139
60

Personal
91,296
16,828
-
(21,953)
3,615
89,786

Auto
165,995
19,471
-
(21,056)
7,569
171,979

Other
7,002
723
-
(880)
162
7,007

Total Consumer
363,477
50,736
-
(62,779)
13,921
365,355
Total - Loans $
670,666
$
52,690
$
9
$
(71,224)
$
24,122
$
676,263
Allowance for credit losses - unfunded commitments:
Commercial $
6,725
$
720
$
-
$
-
$
-
$
7,445
Construction
1,663
(103)
-
-
-
1,560
Ending balance - unfunded commitments [1] $
8,388
$
617
$
-
$
-
$
-
$
9,005
[1] Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the

Consolidated Statements of Financial Condition.

For the quarter ended March 31, 2025
Popular U.S.
Provision for

Beginning credit losses - Ending
(In thousands) Balance (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
6,453
$
3,627
$
-
$
1
$
10,081
Commercial real estate non-owner occupied
9,642
5,811
-
-
15,453
Commercial real estate owner occupied
12,473
1,209
(12)
523
14,193
Commercial and industrial
15,870
1,477
(1,147)
222
16,422
Total Commercial
44,438
12,124
(1,159)
746
56,149
Construction
8,521
(1,728)
-
-
6,793
Mortgage
9,508
47
-
185
9,740
Consumer
Home equity lines of credit
1,449
(136)
(30)
267
1,550
Personal
11,440
2,200
(2,626)
637
11,651
Other
2
21
(29)
8
2
Total Consumer
12,891
2,085
(2,685)
912
13,203
Total - Loans $
75,358
$
12,528
$
(3,844)
$
1,843
$
85,885
Allowance for credit losses - unfunded commitments:
Commercial $
1,662
$
(32)
$
-
$
-
$
1,630
Construction
5,409
(1,917)
-
-
3,492
Consumer
11
31
-
-
42
Ending balance - unfunded commitments [1] $
7,082
$
(1,918)
$
-
$
-
$
5,164
[1]
Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the

Consolidated Statements of Financial Condition.

For the quarter ended March 31, 2025
Popular Inc.
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
9,236
$
4,262
$
-
$
-
$
3
$
13,501
Commercial real estate non-owner occupied
54,494
3,212
-
(65)
660
58,301
Commercial real estate owner occupied
49,828
(533)
-
(101)
1,018
50,212
Commercial and industrial
146,006
1,220
-
(4,459)
5,062
147,829
Total Commercial
259,564
8,161
-
(4,625)
6,743
269,843
Construction
11,264
(1,752)
-
-
-
9,512
Mortgage
82,409
(1,071)
9
(435)
3,117
84,029
Leasing
16,419
7,059
-
(4,544)
1,272
20,206
Consumer
Credit cards
99,130
13,822
-
(18,865)
2,436
96,523
Home equity lines of credit
1,503
(244)
-
(55)
406
1,610
Personal
102,736
19,028
-
(24,579)
4,252
101,437
Auto
165,995
19,471
-
(21,056)
7,569
171,979
Other
7,004
744
-
(909)
170
7,009
Total Consumer
376,368
52,821
-
(65,464)
14,833
378,558
Total - Loans $
746,024
$
65,218
$
9
$
(75,068)
$
25,965
$
762,148
Allowance for credit losses - unfunded commitments:
Commercial $
8,387
$
688
$
-
$
-
$
-
$
9,075
Construction
7,072
(2,020)
-
-
-
5,052
Consumer
11
31
-
-
-
42
Ending balance - unfunded commitments [1] $
15,470
$
(1,301)
$
-
$
-
$
-
$
14,169
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
The amount of outstanding commitments to

lend additional funds to debtors with financial

difficulties owing receivables whose terms
have been modified during the quarter ended

March 31, 2025 amounted to $
95

million (During the year ended December 31,

2024 -
$
75

million), related to the commercial loan portfolios.
The following tables show the amortized cost

basis of the loans modified to borrowers

experiencing financial difficulties at the

end of
the reporting period disaggregated by class of financing receivable and type of concession granted for the quarters ended March 31,
2025 and

2024. Loans

modified to

borrowers experiencing

financial difficulties

that were

fully paid

down, charged-off

or foreclosed
upon by period end are not reported.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty for the quarter ended March 31, 2025
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at March
31, 2025
% of total class
of Financing
Receivable
Amortized Cost
Basis at March
31, 2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31, 2025
% of total class of
Financing
Receivable
Commercial and industrial $
1,272
0.02
% $
-
-
% $
1,272
0.02
%
Consumer:

Credit cards
235
0.02
%
-
-
%
235
0.02
%

Personal
1,215
0.07
%
-
-
%
1,215
0.07
%

Other
5
-
%
-
-
%
5
-
%
Total $
2,727
0.01
% $
-
-
% $
2,727
0.01
%
Term Extension
BPPR Popular U.S.
Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at March
31, 2025
% of total class
of Financing
Receivable
Amortized Cost
Basis at March
31, 2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31, 2025
% of total class of
Financing
Receivable
CRE non-owner occupied
$
1,005
0.03
% $
-
-
%
$
1,005
0.02
%
CRE owner occupied
512
0.04
%
-
-
%
512
0.02
%
Commercial and industrial
9,372
0.18
%
-
-
%
9,372
0.12
%
Mortgage
9,971
0.14
%
-
-
%
9,971
0.12
%
Consumer:

Personal
239
0.01
%
2
-
%
241
0.01
%

Auto
40
-
%
-
-
%
40
-
%
Total $
21,139
0.08
% $
2
-
% $
21,141
0.06
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at March
31, 2025
% of total class
of Financing
Receivable
Amortized Cost
Basis at March
31, 2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31, 2025
% of total class of
Financing
Receivable
CRE non-owner occupied $
4,454
0.13
% $
-
-
% $
4,454
0.08
%
CRE owner occupied
24,686
2.05
%
-
-
%
24,686
0.83
%
Commercial and industrial
96,529
1.84
%
-
-
%
96,529
1.25
%
Total $
125,669
0.48
% $
-
-
% $
125,669
0.34
%
Combination - Term Extension and Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at March
31, 2025
% of total class
of Financing
Receivable
Amortized Cost
Basis at March
31, 2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31, 2025
% of total class of
Financing
Receivable
Mortgage $
3,132
0.05
% $
-
-
% $
3,132
0.04
%
Consumer:

Personal
3,209
0.18
%
43
0.05
%
3,252
0.18
%
Total $
6,341
0.02
% $
43
-
% $
6,384
0.02
%
Combination -

Other-Than-Insignificant Payment Delays and Interest Rate Reduction
Puerto Rico Popular U.S.
Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at March
31, 2025
% of total class
of Financing
Receivable
Amortized Cost
Basis at March
31, 2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31, 2025
% of total class of
Financing
Receivable
Commercial and industrial $
567
0.01
% $
-
-
% $
567
0.01
%
Consumer:

Credit cards
2,751
0.23
%
-
-
%
2,751
0.23
%
Total $
3,318
0.01
% $
-
-
% $
3,318
0.01
%

Loan Modifications Made to Borrowers Experiencing Financial Difficulty for the quarter ended March 31, 2024
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at March 31,
2024
% of total class
of Financing
Receivable
Amortized Cost
Basis at March 31,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at March 31,
2024
% of total class of
Financing
Receivable
Commercial and industrial $
387
0.01
% $
-
-
% $
387
0.01
%
Consumer:

Credit cards
129
0.01
%
-
-
%
129
0.01
%

Personal
243
0.01
%
-
-
%
243
0.01
%
Total $
759
-
% $
-
-
% $
759
-
%
Term Extension
BPPR Popular U.S.
Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at March 31,
2024
% of total class
of Financing
Receivable
Amortized Cost
Basis at March 31,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at March 31,
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
Basis at March 31,
2024
% of total class
of Financing
Receivable
Amortized Cost
Basis at March 31,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at March 31,
2024
% of total class of
Financing
Receivable
CRE owner occupied $
10,312
0.72
% $
-
-
% $
10,312
0.33
%
Commercial and industrial
5,920
0.12
%
-
-
%
5,920
0.08
%
Total $
16,232
0.07
% $
-
-
% $
16,232
0.05
%
Combination - Term Extension and Interest Rate Reduction
BPPR Popular U.S.
Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at March 31,
2024
% of total class
of Financing
Receivable
Amortized Cost
Basis at March 31,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at March 31,
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
Basis at March 31,
2024
% of total class
of Financing
Receivable
Amortized Cost
Basis at March 31,
2024
% of total class of
Financing
Receivable
Amortized Cost
Basis at March 31,
2024
% of total class of
Financing
Receivable
Commercial and industrial $
16
-
% $
-
-
% $
16
-
%
Consumer:

Credit cards
315
0.03
%
-
-
%
315
0.03
%
Total $
331
-
% $
-
-
% $
331
-
%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulties:

For the quarter ended March 31, 2025
Interest rate reduction
Loan Type Financial Effect
Commercial and industrial Reduced weighted-average contractual interest rate from
25.4
% to
9.6
%.
Mortgage Reduced weighted-average contractual interest rate from
6.5
% to
5.6
%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
21.3
% to
8.2
%.
Personal Reduced weighted-average contractual interest rate from
21.6
% to
11.7
%.
Other Reduced weighted-average contractual interest rate from
18
.0% to
0
.0%.
Term extension
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
6

months to the life of loans.
CRE Owner occupied Added a weighted-average of
3

months to the life of loans.
Commercial and industrial Added a weighted-average of
1

year to the life of loans.
Mortgage Added a weighted-average of
15

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
13

months to the life of loans.
Consumer:
Credit cards Added a weighted-average of
19

months to the life of loans.

For the quarter ended March 31, 2024
Interest rate reduction
Loan Type Financial Effect
CRE Non-owner occupied Reduced weighted-average contractual interest rate from
10.1
% to
8.3
%.
Commercial and industrial Reduced weighted-average contractual interest rate from
25.5
% to
9.8
%.
Mortgage Reduced weighted-average contractual interest rate from
5.9
% to
4.5
%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
21.1
% to
6.2
%.
Personal Reduced weighted-average contractual interest rate from
18.1
% to
9.7
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

2025.

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

March 31, 2025
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE non-owner occupied $
-
$
-
$
451
$
451
$
8,571
$
9,022
$
-
$
451
CRE owner occupied
85
113
2,137
2,335
45,631
47,966
257
1,880
Commercial and industrial
290
177
4,856
5,323
167,950
173,273
273
4,583
Mortgage
5,072
2,767
17,345
25,184
37,456
62,640
3,256
14,089
Consumer:

Credit cards
699
536
845
2,080
4,690
6,770
503
342

Personal
391
129
1,887
2,407
12,584
14,991
136
1,751

Auto
-
-
-
-
119
119
-
-

Other
-
-
-
-
27
27
-
-
Total $
6,537
$
3,722
$
27,521
$
37,780
$
277,028
$
314,808
$
4,425
$
23,096
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

March 31, 2025
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
Commercial multi-family $
-
$
-
$
-
$
-
$
5,804
5,804
$
-
$
-
CRE owner occupied
-
-
-
-
5,953
5,953
-
-
Commercial and industrial
-
-
-
-
684
684
-
-
Mortgage
-
-
699
699
796
1,495
645
54
Consumer: - -

Personal
14
-
-
14
221
235
-
-
Total $
14
$
-
$
699
$
713
$
13,458
$
14,171
$
645
$
54
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

March 31, 2025
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
Commercial multi-family $
-
$
-
$
-
$
-
$
5,804
$
5,804
$
-
$
-
CRE non-owner occupied
-
-
451
451
8,571
9,022
-
451
CRE owner occupied
85
113
2,137
2,335
51,584
53,919
257
1,880
Commercial and industrial
290
177
4,856
5,323
168,634
173,957
273
4,583
Mortgage
5,072
2,767
18,044
25,883
38,252
64,135
3,901
14,143
Consumer:

Credit cards
699
536
845
2,080
4,690
6,770
503
342

Personal
405
129
1,887
2,421
12,805
15,226
136
1,751

Auto
-
-
-
-
119
119
-
-

Other
-
-
-
-
27
27
-
-
Total $
6,551
$
3,722
$
28,220
$
38,493
$
290,486
$
328,979
$
5,070
$
23,150
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

Payment

default

is

defined

as

a

restructured

loan

becoming

90

days

past

due

after

being

modified,

foreclosed

or

charged-off,
whichever

occurs

first.
The

following

tables

provide

the

outstanding

balance

of

loans

modified

for

borrowers

under

financial
difficulties that were subject to payment default and

that had been modified during the twelve months preceding March

31, 2025 and
2024.

Amortized Cost Basis of Modified Financing Receivables That Subsequently Defaulted During the Quarter Ended March

31, 2025
(In thousands)
Interest Rate
Reduction Term Extension
Other-Than-
Insignificant
Payment Delays
Combination - Term
Extension and Interest
Rate Reduction
Combination - Other-
Than-Insignificant
Payment Delays and
Interest Rate
Reduction Total
CRE owner occupied $
-
$
89
$
257
$
-
$
-
$
346
Commercial and industrial
81
64
84
-
132
361
Mortgage
-
4,820
-
415
-
5,235
Consumer:

Credit cards
178
-
-
-
454
632

Personal
85
11
-
67
-
163
Total $
344
$
4,984
$
341
$
482
$
586
$
6,737

Amortized Cost Basis of Modified Financing Receivables That Subsequently Defaulted During the Quarter Ended March

31, 2024
(In thousands)
Interest Rate
Reduction Term Extension
Other-Than-
Insignificant
Payment Delays
Combination - Term
Extension and Interest
Rate Reduction
Combination - Other-
Than-Insignificant
Payment Delays and
Interest Rate
Reduction Total
CRE owner occupied $
-
$
755
$
-
$
-
$
-
$
755
Commercial and industrial
26
14,345
256
-
16
14,643
Mortgage
-
4,946
-
1,308
-
6,254
Consumer:

Credit cards
63
-
-
-
119
182

Personal
56
-
-
46
-
102
Total $
145
$
20,046
$
256
$
1,354
$
135
$
21,936
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
The following tables present the

amortized cost basis, net

of unearned income, of loans

held-in-portfolio based on the

Corporation’s
assignment

of

obligor

risk

ratings

as

defined

at

March

31,

2025

and

December

31,

2024

and

the

gross

write-offs

recorded

by
vintage year.

For the definitions of

the obligor risk ratings,

refer to the Credit

Quality section of Note

8 to the Consolidated

Financial
Statements included in the 2024 Form 10-K:

March 31, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior

Years Total
BPPR
Commercial:
Commercial multi-family
Pass $
2,059
$
50,123
$
37,039
$
135,452
$
20,856
$
54,261
$
106
$
-
$
299,896
Watch
-
-
-
537
-
989
-
-
1,526
Special Mention
-
-
-
-
-
3,112
-
-
3,112
Substandard
-
-
-
-
-
3,777
-
-
3,777
Total commercial
multi-family $
2,059
$
50,123
$
37,039
$
135,989
$
20,856
$
62,139
$
106
$
-
$
308,311
Commercial real estate non-owner occupied
Pass $
95,918
$
417,261
$
300,278
$
830,507
$
543,212
$
850,335
$
7,829
$
-
$
3,045,340
Watch
-
34,970
10,720
628
4,991
73,802
71
-
125,182
Special Mention
-
6,048
40,975
153
-
43,954
-
-
91,130
Substandard
-
-
997
108
26,283
24,762
-
-
52,150
Total commercial
real estate non-
owner occupied $
95,918
$
458,279
$
352,970
$
831,396
$
574,486
$
992,853
$
7,900
$
-
$
3,313,802
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
65
$
-
$
-
$
65
Commercial real estate owner occupied
Pass $
13,490
$
129,783
$
73,452
$
90,431
$
200,069
$
342,578
$
6,475
$
-
$
856,278
Watch
525
14,746
5,589
42,372
7,120
80,004
-
-
150,356
Special Mention
-
-
327
16,251
19,175
16,237
1,500
-
53,490
Substandard
-
372
1,618
46,441
2,782
77,615
14,371
-
143,199
Doubtful
-
-
-
-
-
89
-
-
89
Total commercial
real estate owner
occupied $
14,015
$
144,901
$
80,986
$
195,495
$
229,146
$
516,523
$
22,346
$
-
$
1,203,412
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
89
$
-
$
-
$
89

Commercial and industrial
Pass $
171,198
$
752,652
$
851,512
$
578,543
$
255,799
$
411,640
$
1,352,618
$
-
$
4,373,962
Watch
1,008
121,151
24,610
9,384
53,835
37,146
68,838
-
315,972
Special Mention
34
20,330
242
295
155,514
26,102
8,843
-
211,360
Substandard
1,990
9,950
40,400
78,933
5,324
27,312
183,348
-
347,257
Doubtful
-
-
-
-
-
7
-
-
7
Total commercial
and industrial $
174,230
$
904,083
$
916,764
$
667,155
$
470,472
$
502,207
$
1,613,647
$
-
$
5,248,558
Year-to-Date gross
write-offs $
459
$
105
$
103
$
286
$
9
$
49
$
2,301
$
-
$
3,312
Construction
Pass $
-
$
72,606
$
64,789
$
17,392
$
26,023
$
10,420
$
18,860
$
-
$
210,090
Watch
-
-
14,123
-
85
-
-
-
14,208
Substandard
-
-
-
-
5,905
-
-
-
5,905
Total construction $
-
$
72,606
$
78,912
$
17,392
$
32,013
$
10,420
$
18,860
$
-
$
230,203
Mortgage
Pass $
224,648
$
901,941
$
713,399
$
401,564
$
398,225
$
4,231,445
$
-
$
-
$
6,871,222
Substandard
-
-
2,830
1,154
679
70,057
-
-
74,720
Total mortgage $
224,648
$
901,941
$
716,229
$
402,718
$
398,904
$
4,301,502
$
-
$
-
$
6,945,942
Year-to-Date gross
write-offs $
-

$
-

$
-

$
-

$
-

$
435
$
-
$
-
$
435

March 31, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior

Years Total
BPPR
Leasing
Pass $
228,478
$
639,652
$
445,344
$
333,831
$
195,870
$
97,636
$
-
$
-
$
1,940,811
Substandard
1
1,337
2,183
2,901
1,422
868
-
-
8,712
Loss
-
26
65
33
58
-
-
-
182
Total leasing $
228,479
$
641,015
$
447,592
$
336,765
$
197,350
$
98,504
$
-
$
-
$
1,949,705
Year-to-Date gross
write-offs $
63
$
1,074
$
1,804
$
1,193
$
390
$
20
$
-
$
-
$
4,544
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,157,272
$
-
$
1,157,272
Substandard
-
-
-
-
-
-
30,487
-
30,487
Loss
-
-
-
-
-
-
19
-
19
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,187,778
$
-
$
1,187,778
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
18,865
$
-
$
18,865
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
2,039
$
-
$
2,039
Substandard
-
-
-
-
-
-
18
-
18
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
-
$
2,057
$
-
$
2,057
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
25
$
-
$
25
Personal
Pass $
230,733
$
638,861
$
426,351
$
222,351
$
86,548
$
106,347
$
-
$
25,909
$
1,737,100
Substandard
-
1,416
4,343
2,601
1,031
7,548
-
1,836
18,775
Total Personal $
230,733
$
640,277
$
430,694
$
224,952
$
87,579
$
113,895
$
-
$
27,745
$
1,755,875
Year-to-Date gross
write-offs $
-
$
2,531
$
10,831
$
5,733
$
1,545
$
722
$
-
$
591
$
21,953
Auto
Pass $
310,339
$
1,208,290
$
879,573
$
612,374
$
446,823
$
312,582
$
-
$
-
$
3,769,981
Substandard
-
9,032
13,014
10,824
8,639
8,681
-
-
50,190
Loss
-
-
39
22
-
10
-
-
71
Total Auto $
310,339
$
1,217,322
$
892,626
$
623,220
$
455,462
$
321,273
$
-
$
-
$
3,820,242
Year-to-Date gross
write-offs $
93
$
8,245
$
6,435
$
3,906
$
1,609
$
768
$
-
$
-
$
21,056
Other consumer
Pass $
6,563
$
27,782
$
27,961
$
18,066
$
9,204
$
5,112
$
61,719
$
-
$
156,407
Substandard
-
-
226
122
-
59
334
-
741
Loss
-
-
-
1,025
550
-
-
-
1,575
Total Other
consumer $
6,563
$
27,782
$
28,187
$
19,213
$
9,754
$
5,171
$
62,053
$
-
$
158,723
Year-to-Date gross
write-offs $
-
$
81
$
67
$
73
$
43
$
616
$
-
$
-
$
880
Total BPPR $
1,286,984
$
5,058,329
$
3,981,999
$
3,454,295
$
2,476,022
$
6,924,487
$
2,914,747
$
27,745
$
26,124,608

March 31, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior
Years Total
Popular U.S.
Commercial:
Commercial multi-family
Pass $
55,455
$
139,251
$
158,974
$
459,412
$
309,039
$
738,172
$
7,319
$
-
$
1,867,622
Watch
-
-
-
26,478
24,359
120,988
-
-
171,825
Special Mention
-
-
-
7,962
-
-
-
-
7,962
Substandard
-
-
-
2,751
-
16,444
-
-
19,195
Total commercial
multi-family $
55,455
$
139,251
$
158,974
$
496,603
$
333,398
$
875,604
$
7,319
$
-
$
2,066,604
Commercial real estate non-owner occupied
Pass $
73,581
$
193,766
$
366,196
$
492,218
$
168,725
$
648,337
$
8,703
$
-
$
1,951,526
Watch
10,300
-
10,931
19,474
13,007
93,431
672
-
147,815
Special Mention
-
-
-
-
-
588
-
-
588
Substandard
-
-
1,945
13,217
2,727
108,983
-
-
126,872
Total commercial real
estate non-owner
occupied
$
83,881
$
193,766
$
379,072
$
524,909
$
184,459
$
851,339
$
9,375
$
-
$
2,226,801
Commercial real estate owner occupied
Pass $
28,691
$
273,180
$
256,925
$
265,337
$
303,581
$
276,976
$
6,794
$
-
$
1,411,484
Watch
-
13,500
25,497
9,765
10,697
70,516
-
-
129,975
Special Mention
-
-
486
38,318
34,222
38,035
-
-
111,061
Substandard
-
-
-
16,392
2,575
81,660
-
-
100,627
Total commercial real
estate owner
occupied $
28,691
$
286,680
$
282,908
$
329,812
$
351,075
$
467,187
$
6,794
$
-
$
1,753,147
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
12
$
-
$
-
$
12

Commercial and industrial
Pass $
54,125
$
297,533
$
297,245
$
312,157
$
310,980
$
747,294
$
274,473
$
-
$
2,293,807
Watch
-
-
5,345
46,344
27,306
43,679
7,557
-
130,231
Special Mention
-
14
-
5,033
488
223
3,385
-
9,143
Substandard
-
1,656
74
-
178
1,603
8,273
-
11,784
Total commercial
and industrial
$
54,125
$
299,203
$
302,664
$
363,534
$
338,952
$
792,799
$
293,688
$
-
$
2,444,965
Year-to-Date gross
write-offs $
-
$
531
$
-
$
-
$
599
$
-
$
17
$
-
$
1,147
Construction
Pass $
60,392
$
316,245
$
578,233
$
70,702
$
-
$
6,031
$
-
$
-
$
1,031,603
Watch
-
1,518
2,852
40,614
-
7,115
25,832
-
77,931
Special Mention
-
-
10,936
-
-
-
-
-
10,936
Substandard
-
-
-
8,306
-
-
-
-
8,306
Total construction $
60,392
$
317,763
$
592,021
$
119,622
$
-
$
13,146
$
25,832
$
-
$
1,128,776
Mortgage
Pass $
46,877
$
93,475
$
88,199
$
213,226
$
268,875
$
588,072
$
-
$
-
$
1,298,724
Substandard
-
-
644
106
472
27,865
-
-
29,087
Total mortgage $
46,877
$
93,475
$
88,843
$
213,332
$
269,347
$
615,937
$
-
$
-
$
1,327,811

March 31, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior
Years Total
Popular U.S.
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
(1)
$
-
$
(1)
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
(1)
$
-
$
(1)
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
5,648
$
53,850
$
12,123
$
71,621
Substandard
-
-
-
-
-
1,612
14
719
2,345
Loss
-
-
-
-
-
125
-
961
1,086
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
7,385
$
53,864
$
13,803
$
75,052
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
30
$
-
$
30
Personal
Pass $
6,667
$
24,890
$
19,947
$
31,888
$
7,054
$
1,668
$
-
$
-
$
92,114
Substandard
-
249
284
285
67
368
-
-
1,253
Loss
-
366
157
187
17
54
-
-
781
Total Personal $
6,667
$
25,505
$
20,388
$
32,360
$
7,138
$
2,090
$
-
$
-
$
94,148
Year-to-Date gross
write-offs $
-
$
361
$
455
$
1,556
$
241
$
13
$
-
$
-
$
2,626
Other consumer
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
12,116
$
-
$
12,116
Substandard
-
-
-
-
-
-
5
-
5
Total Other
consumer $
-
$
-
$
-
$
-
$
-
$
-
$
12,121
$
-
$
12,121
Year-to-Date gross
write-offs
$
-
$
-
$
-
$
-
$
-
$
-
$
29
$
-
$
29
Total Popular U.S. $
336,088
$
1,355,643
$
1,824,870
$
2,080,172
$
1,484,369
$
3,625,487
$
408,992
$
13,803
$
11,129,424

March 31, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior
Years Total
Popular, Inc.
Commercial:
Commercial multi-family
Pass $
57,514
$
189,374
$
196,013
$
594,864
$
329,895
$
792,433
$
7,425
$
-
$
2,167,518
Watch
-
-
-
27,015
24,359
121,977
-
-
173,351
Special Mention
-
-
-
7,962
-
3,112
-
-
11,074
Substandard
-
-
-
2,751
-
20,221
-
-
22,972
Total commercial
multi-family $
57,514
$
189,374
$
196,013
$
632,592
$
354,254
$
937,743
$
7,425
$
-
$
2,374,915
Commercial real estate non-owner occupied
Pass $
169,499
$
611,027
$
666,474
$
1,322,725
$
711,937
$
1,498,672
$
16,532
$
-
$
4,996,866
Watch
10,300
34,970
21,651
20,102
17,998
167,233
743
-
272,997
Special Mention
-
6,048
40,975
153
-
44,542
-
-
91,718
Substandard
-
-
2,942
13,325
29,010
133,745
-
-
179,022
Total commercial
real estate non-
owner occupied $
179,799
$
652,045
$
732,042
$
1,356,305
$
758,945
$
1,844,192
$
17,275
$
-
$
5,540,603
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
65
$
-
$
-
$
65
Commercial real estate owner occupied
Pass $
42,181
$
402,963
$
330,377
$
355,768
$
503,650
$
619,554
$
13,269
$
-
$
2,267,762
Watch
525
28,246
31,086
52,137
17,817
150,520
-
-
280,331
Special Mention
-
-
813
54,569
53,397
54,272
1,500
-
164,551
Substandard
-
372
1,618
62,833
5,357
159,275
14,371
-
243,826
Doubtful
-
-
-
-
-
89
-
-
89
Total commercial
real estate owner
occupied $
42,706
$
431,581
$
363,894
$
525,307
$
580,221
$
983,710
$
29,140
$
-
$
2,956,559
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
101
$
-
$
-
$
101
Commercial and industrial
Pass $
225,323
$
1,050,185
$
1,148,757
$
890,700
$
566,779
$
1,158,934
$
1,627,091
$
-
$
6,667,769
Watch
1,008
121,151
29,955
55,728
81,141
80,825
76,395
-
446,203
Special Mention
34
20,344
242
5,328
156,002
26,325
12,228
-
220,503
Substandard
1,990
11,606
40,474
78,933
5,502
28,915
191,621
-
359,041
Doubtful
-
-
-
-
-
7
-
-
7
Total commercial
and industrial $
228,355
$
1,203,286
$
1,219,428
$
1,030,689
$
809,424
$
1,295,006
$
1,907,335
$
-
$
7,693,523
Year-to-Date gross
write-offs $
459
$
636
$
103
$
286
$
608
$
49
$
2,318
$
-
$
4,459

March 31, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior
Years Total
Popular, Inc.
Construction
Pass $
60,392
$
388,851
$
643,022
$
88,094
$
26,023
$
16,451
$
18,860
$
-
$
1,241,693
Watch
-
1,518
16,975
40,614
85
7,115
25,832
-
92,139
Special Mention
-
-
10,936
-
-
-
-
-
10,936
Substandard
-
-
-
8,306
5,905
-
-
-
14,211
Total construction $
60,392
$
390,369
$
670,933
$
137,014
$
32,013
$
23,566
$
44,692
$
-
$
1,358,979
Mortgage
Pass $
271,525
$
995,416
$
801,598
$
614,790
$
667,100
$
4,819,517
$
-
$
-
$
8,169,946
Substandard
-
-
3,474
1,260
1,151
97,922
-
-
103,807
Total mortgage $
271,525
$
995,416
$
805,072
$
616,050
$
668,251
$
4,917,439
$
-
$
-
$
8,273,753
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
435
$
-
$
-
$
435
Leasing
Pass $
228,478
$
639,652
$
445,344
$
333,831
$
195,870
$
97,636
$
-
$
-
$
1,940,811
Substandard
1
1,337
2,183
2,901
1,422
868
-
-
8,712
Loss
-
26
65
33
58
-
-
-
182
Total leasing $
228,479
$
641,015
$
447,592
$
336,765
$
197,350
$
98,504
$
-
$
-
$
1,949,705
Year-to-Date gross
write-offs $
63
$
1,074
$
1,804
$
1,193
$
390
$
20
$
-
$
-
$
4,544

March 31, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior
Years Total
Popular, Inc.
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,157,271
$
-
$
1,157,271
Substandard
-
-
-
-
-
-
30,487
-
30,487
Loss
-
-
-
-
-
-
19
-
19
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,187,777
$
-
$
1,187,777
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
18,865
$
-
$
18,865
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
5,648
$
55,889
$
12,123
$
73,660
Substandard
-
-
-
-
-
1,612
32
719
2,363
Loss
-
-
-
-
-
125
-
961
1,086
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
7,385
$
55,921
$
13,803
$
77,109
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
55
$
-
$
55
Personal
Pass $
237,400
$
663,751
$
446,298
$
254,239
$
93,602
$
108,015
$
-
$
25,909
$
1,829,214
Substandard
-
1,665
4,627
2,886
1,098
7,916
-
1,836
20,028
Loss
-
366
157
187
17
54
-
-
781
Total Personal $
237,400
$
665,782
$
451,082
$
257,312
$
94,717
$
115,985
$
-
$
27,745
$
1,850,023
Year-to-Date gross
write-offs $
-
$
2,892
$
11,286
$
7,289
$
1,786
$
735
$
-
$
591
$
24,579
Auto
Pass $
310,339
$
1,208,290
$
879,573
$
612,374
$
446,823
$
312,582
$
-
$
-
$
3,769,981
Substandard
-
9,032
13,014
10,824
8,639
8,681
-
-
50,190
Loss
-
-
39
22
-
10
-
-
71
Total Auto $
310,339
$
1,217,322
$
892,626
$
623,220
$
455,462
$
321,273
$
-
$
-
$
3,820,242
Year-to-Date gross
write-offs $
93
$
8,245
$
6,435
$
3,906
$
1,609
$
768
$
-
$
-
$
21,056
Other consumer
Pass $
6,563
$
27,782
$
27,961
$
18,066
$
9,204
$
5,112
$
73,835
$
-
$
168,523
Substandard
-
-
226
122
-
59
339
-
746
Loss
-
-
-
1,025
550
-
-
-
1,575
Total Other
consumer $
6,563
$
27,782
$
28,187
$
19,213
$
9,754
$
5,171
$
74,174
$
-
$
170,844
Year-to-Date gross
write-offs $
-
$
81
$
67
$
73
$
43
$
616
$
29
$
-
$
909
Total Popular Inc. $
1,623,072
$
6,413,972
$
5,806,869
$
5,534,467
$
3,960,391
$
10,549,974
$
3,323,739
$
41,548
$
37,254,032

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
real estate non-
owner occupied $
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
The following table presents the components of mortgage banking activities:

Quarters ended March 31,
(In thousands) 2025 2024
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees $
7,168
$
7,751
Mortgage servicing rights fair value adjustments
(3,570)
(3,439)
Total mortgage servicing fees, net of fair value adjustments
3,598
4,312
Net gain on sale of loans, including valuation on loans held-for-sale
193
74
Trading account (loss) profit:
Unrealized (loss) gains on outstanding derivative positions
(87)
101
Realized gains on closed derivative positions
1
3
Total trading account (loss) profit
(86)
104
Losses on repurchased loans, including interest advances
(16)
(130)
Total mortgage banking activities $
3,689
$
4,360

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

31, 2025 and 2024 because they did
not contain any credit recourse arrangements.
The

following

tables

present

the

initial

fair

value

of

the

assets

obtained

as

proceeds

from

residential

mortgage

loans

securitized
during the quarters ended March 31, 2025 and 2024:

Proceeds Obtained During the Quarter Ended March 31, 2025
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - FNMA $
-
$
1,718
$
-
$
1,718
Total trading account debt securities $
-
$
1,718
$
-
$
1,718
Mortgage servicing rights $
-
$
-
$
43
$
43
Total

$
-
$
1,718
$
43
$
1,761

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
$
45
$
2,250
During the quarter

ended March 31,

2025, the Corporation

retained servicing rights

on whole loan

sales involving approximately

$
7
million in principal

balance outstanding

(March 31, 2024

- $
11

million), with net

realized gains

of approximately

$
0.1

million (March
31, 2024 -

gains of $
0.2

million). All

loan sales

performed during

the quarters ended

March 31,

2025 and 2024

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

The following

table presents

the changes

in MSRs

measured using

the fair

value method

for the

quarters ended

March 31,

2025
and 2024.

Residential MSRs
(In thousands) March 31, 2025 March 31, 2024
Fair value at beginning of period $
108,103
$
118,109
Additions
210
294
Changes due to payments on loans [1]
(2,114)
(2,100)
Reduction due to loan repurchases
(131)
(137)
Changes in fair value due to changes in valuation model inputs or assumptions
(1,325)
(1,202)
Fair value at end of period [2] $
104,743
$
114,964
[1] Represents changes due to collection / realization of expected cash flows over time.
[2] At March 31, 2025, PB had MSRs amounting to $
1.9

million (March 31, 2024 - $
2.0

million).
Residential mortgage loans serviced for others were $
8.8

billion at March 31, 2025 (December 31, 2024 - $
9.0

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

2025, weighted

average mortgage

servicing fees

were
0.32
% (March
31, 2024 -
0.32
%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.
The section

below includes

information on

assumptions used

in the

valuation model

of the

MSRs, originated

and purchased.
Key
economic assumptions

used in

measuring the

servicing rights

derived from

loans securitized

or sold

by the

Corporation during

the
quarters ended March 31, 2025 and 2024 were as follows:

Quarters ended
March 31, 2025 March 31, 2024

BPPR PB BPPR PB
Prepayment speed
7.2
%
6.3
%
6.1
%
6.0
%
Weighted average life (in years)
9.6
8.8
9.6
8.8
Discount rate (annual rate)
9.8
%
12.9
%
9.5
%
12.5
%
Key

economic

assumptions

used

to

estimate

the

fair

value

of

MSRs

derived

from

sales

and

securitizations

of

mortgage

loans
performed

by

the

banking

subsidiaries

and

servicing

rights

purchased

from

other

financial

institutions,

and

the

sensitivity

to
immediate changes in those assumptions, were as follows as of the end of the periods reported:

Originated MSRs Purchased MSRs
March 31, December 31, March 31,
December 31,

(In thousands) 2025 2024 2025 2024
Fair value of servicing rights $
34,625
$
34,019
$
70,118
$
74,084
Weighted average life (in years)
6.4
6.4
6.6
6.6
Weighted average prepayment speed (annual rate)
5.7
%
5.8
%
6.9
%
6.9
%
Impact on fair value of 10% adverse change $
(699)
$
(667)
$
(1,415)
$
(1,448)
Impact on fair value of 20% adverse change $
(1,372)
$
(1,308)
$
(2,775)
$
(2,840)
Weighted average discount rate (annual rate)
11.3
%
11.4
%
10.9
%
10.8
%
Impact on fair value of 10% adverse change $
(1,279)
$
(1,267)
$
(2,527)
$
(2,689)
Impact on fair value of 20% adverse change $
(2,476)
$
(2,451)
$
(4,897)
$
(5,211)
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

2025,

the

Corporation

serviced

$
477

million

in

residential

mortgage

loans

with

credit

recourse

to

the

Corporation
(December 31,

2024 -

$
495

million). Also

refer to

Note 19

to the

Consolidated Financial

Statements for

information on

changes in
the Corporation’s liability of estimated losses related to loans serviced with credit recourse.
During the quarter ended

March 31, 2025, the

Corporation repurchased approximately

$
10

million (March 31, 2024

- $
10

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

2025 and
2024.

For the quarter ended March 31, 2025
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
8,424
$
48,844
$
57,268
Write-downs in value
(29)
(1,199)
(1,228)
Additions
257
8,789
9,046
Sales
(1,541)
(11,229)
(12,770)
Other adjustments
-
(202)
(202)
Ending balance $
7,111
$
45,003
$
52,114

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
$
80,542

Note 12 − Other assets
The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands) March 31, 2025 December 31, 2024
Net deferred tax assets (net of valuation allowance) $
887,454
$
926,329
Investments under the equity method
250,489
251,537
Prepaid taxes
34,808
42,909
Other prepaid expenses
24,537
28,376
Capitalized software costs
159,071
136,442
Derivative assets
20,828
25,975
Trades receivable from brokers and counterparties
1,530
588
Receivables from investments maturities
-
14,600
Principal, interest and escrow servicing advances
40,227
43,793
Guaranteed mortgage loan claims receivable
15,709
17,226
Operating ROU assets (Note 27)
93,922
93,389
Finance ROU assets (Note 27)
18,432
19,174
Assets for pension benefit
33,868
33,233
Others
161,665
164,188
Total other assets $
1,742,540
$
1,797,759
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

Gross Carrying Accumulated Net Carrying
(In thousands) Amount Amortization Value
March 31, 2025
Software development costs $
81,408
$
26,453
$
54,955
Software license costs
55,536
26,480
29,056
Cloud computing arrangements
82,714
7,654
75,060
Total Capitalized software costs [1] [2] $
219,658
$
60,587
$
159,071
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

Quarters ended March 31,
(In thousands) 2025 2024
Software development and license costs $
21,728
$
17,701
Cloud computing arrangements
1,366
872
Total amortization expense $
23,094
$
18,573

Note 13 – Goodwill and other intangible assets

Goodwill
There were
no

changes in the carrying amount of goodwill for the quarters ended March 31, 2025 and 2024.

The following tables present the gross amount of goodwill and accumulated impairment losses by reportable segment:

March 31, 2025
Balance at Balance at
March 31, Accumulated March 31,
2025 impairment 2025
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

Other Intangible Assets
The following table reflects the components of other intangible assets subject to amortization:

Gross Carrying Accumulated Net Carrying
(In thousands) Amount Amortization Value
March 31, 2025
Core deposits $
12,810
$
12,810
$
-
Other customer relationships
14,286
8,818
5,468
Total other intangible assets $
27,096
$
21,628
$
5,468
December 31, 2024
Core deposits $
12,810
$
12,595
$
215
Other customer relationships
14,286
8,435
5,851
Total other intangible assets $
27,096
$
21,030
$
6,066
During

the

quarter

ended

March

31,

2025,

the

Corporation

recognized

$
0.6

million

in

amortization

expense

related

to

intangible
assets with definite useful lives (March 31, 2024 - $
0.8

million).

The following

table presents

the estimated

amortization of

the intangible

assets with

definite useful

lives for

each of

the following
periods:

(In thousands)
Remaining 2025 $
1,152
Year 2026
1,440
Year 2027
959
Year 2028
959
Year 2029
958

Note 14 – Deposits
Total deposits

as of the end of the periods presented consisted of:

(In thousands) March 31, 2025 December 31, 2024
Savings accounts $
14,637,131
$
14,224,271
NOW, money market and other interest bearing demand deposits
26,853,186
26,507,637
Total savings, NOW,

money market and other interest bearing demand deposits
41,490,317
40,731,908
Certificates of deposit:
Under $250,000
5,401,219
5,383,331
$250,000 and over
3,766,918
3,629,551

Total certificates of deposit
9,168,137
9,012,882
Total interest bearing deposits $
50,658,454
$
49,744,790
Non- interest bearing deposits $
15,160,801
$
15,139,555
Total deposits $
65,819,255
$
64,884,345
A summary of certificates of deposits by maturity at March 31, 2025 follows:

(In thousands)
2025 $
5,427,988
2026
1,680,639
2027
711,573
2028
623,776
2029
460,676
2030 and thereafter
263,485
Total certificates of deposit $
9,168,137
At March 31, 2025, the Corporation had brokered deposits amounting to $
1.6

billion (December 31, 2024 - $
1.6

billion).
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $
24.9

million at March 31, 2025
(December 31, 2024 - $
10.4

million).
At

March

31,

2025,

Puerto

Rico

government

deposits

amounted

to

$
19.6

billion.

Puerto

Rico

government

deposits

are

interest
bearing accounts, which are indexed to short-term market rates and fluctuate in cost with changes in those rates, in accordance with
contractual terms.

Note 15 – Borrowings
Assets sold under agreements to repurchase
Assets sold under agreements to repurchase amounted to $
57

million at March 31, 2025 and $
55

million at December 31, 2024.
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

March 31, 2025 December 31, 2024
Repurchase Repurchase
(In thousands)

liability

liability
U.S. Treasury securities
Within 30 days
$
27,378
$
22,591
After 30 to 90 days
18,827
13,813
Total U.S. Treasury securities
46,205
36,404
Mortgage-backed securities

Within 30 days
4,609
4,924

After 30 to 90 days
6,454
13,505
Total mortgage-backed securities
11,063
18,429
Total
$
57,268
$
54,833
Repurchase agreements in

this portfolio are

generally short-term, often

overnight. As such

our risk is

very limited.

We manage the
liquidity risks arising

from secured funding

by sourcing funding

globally from a

diverse group of

counterparties, providing a

range of
securities collateral and pursuing longer durations, when appropriate.
Other short-term borrowings
At March 31, 2025

and December 31, 2024,

other short-term borrowings consisted

of $
200

million and $
225

million, respectively,

in
FHLB Advances.

Notes Payable
The following table presents the composition of notes payable at March 31, 2025 and December 31, 2024.

(In thousands) March 31, 2025 December 31, 2024
Advances with the FHLB with maturities ranging from
2025

through
2029

paying interest at
monthly
fixed rates ranging from
0.55
% to
4.17
%
$
239,199
$
302,722
Unsecured senior debt securities maturing on
2028

paying interest
semi-annually

at a fixed rate of
7.25
%, net of debt issuance costs of $
4,430
395,570
395,198
Junior subordinated deferrable interest debentures (related to trust preferred securities) maturing on
2034

with fixed interest rates ranging from
6.125
% to
6.56
4%, net of debt issuance costs of $
254
198,380
198,373
Total notes payable $
833,149
$
896,293
Note: Refer to the 2024 Form 10-K for rates information at December 31, 2024.
A breakdown of borrowings by contractual maturities at March 31, 2025 is included in the table below.

Assets sold under

Short-term
(In thousands)
agreements to
repurchase borrowings
Notes payable Total
2025 $
57,268
$
200,000
$
80,692
$
337,960
2026
-
-
74,500
74,500
2028
-
-
439,920
439,920
2029
-
-
39,657
39,657
Later years
-
-
198,380
198,380
Total borrowings $
57,268
$
200,000
$
833,149
$
1,090,417
At March

31, 2025

and December

31, 2024,

the Corporation

had FHLB

borrowing facilities

whereby the

Corporation could

borrow
up

to

$
4.5

billion

and

$
4.7

billion,

respectively,

of

which

$
0.4

billion

and

$
0.5

billion,

respectively,

were

used.

In

addition,

at
December 31, 2024,

the Corporation had

placed $
0.3

billion of the

available FHLB credit

facility as collateral

for municipal letters

of
credit to secure deposits. The FHLB borrowing facilities are collateralized with securities and loans held-in-portfolio, and do not have
restrictive covenants or callable features.

Also, at March

31, 2025, the

Corporation had borrowing

facilities at the

discount window of

the Federal Reserve

Bank of New

York
amounting to

$
7.2

billion (December

31, 2024

- $
7.0

billion), which

remained unused

at March

31, 2025

and December

31, 2024.

The facilities are a collateralized source of credit that is highly reliable even under difficult market conditions.

Note 16 − Other liabilities
The caption of other liabilities in the consolidated statements of financial condition consists of the following major categories:

(In thousands) March 31, 2025 December 31, 2024
Accrued expenses $
289,750
$
334,145
Accrued interest payable
53,353
60,723
Accounts payable
90,997
91,218
Dividends payable
48,409
49,546
Trades payable
495,397
495,139
Liability for GNMA loans sold with an option to repurchase
7,734
9,108
Reserves for loan indemnifications
2,563
2,779
Reserve for operational losses
26,851
29,465
Operating lease liabilities (Note 27)
103,628
103,198
Finance lease liabilities (Note 27)
22,236
23,141
Pension benefit obligation
5,750
5,816
Postretirement benefit obligation
98,678
99,172
Others
83,893
68,396
Total other liabilities $
1,329,239
$
1,371,846

Note 17 – Stockholders’ equity

As of March

31, 2025, stockholders’

equity totaled $
5.8

billion. During the

quarter ended March

31, 2025, the

Corporation declared
cash dividends of

$
0.70

(2024 - $
0.62
) per common

share amounting to

$
48.4

million (2024 -

$
44.8

million). The quarterly

dividend
of $
0.70

per share declared

to stockholders of

record as of the

close of business

on
March 18, 2025

was paid on
April 1, 2025
. On
May 8, 2025, the Corporation’s Board of Directors approved a quarterly cash dividend of $
0.70

per share on its outstanding common
stock, payable on
July 1, 2025

to stockholders of record at the close of business on
May 29, 2025
.
During

the

quarter

ended

March

31,

2025,

the

Corporation

completed

the

repurchase

of
1,270,569

shares

of

common

stock

for
$
122.3

million at an average

price of $
96.24

per share. As of March

31, 2025, a total of

$
339.6

million has been repurchased

under
the previously announced share repurchase authorization of up to $
500

million.

Note 18 – Other comprehensive income (loss)
The

following

table

presents

changes

in

accumulated

other

comprehensive

income

(loss)

by

component

for

the

quarters

ended
March 31, 2025 and, 2024.

Changes in Accumulated Other Comprehensive Income (Loss) by Component [1]
Quarters ended March 31,
(In thousands) 2025 2024
Foreign currency translation Beginning Balance $
(71,365)
$
(64,528)
Other comprehensive loss
(6,646)
(4,020)
Net change
(6,646)
(4,020)
Ending balance $
(78,011)
$
(68,548)
Adjustment of pension and
postretirement benefit plans Beginning Balance $
(94,692)
$
(117,894)
Other comprehensive loss before reclassifications
-
-
Amounts reclassified from accumulated other comprehensive loss for amortization of net losses
1,421
2,262
Net change
1,421
2,262
Ending balance $
(93,271)
$
(115,632)
Unrealized net holding losses on
debt securities Beginning Balance $
(1,495,183)
$
(1,713,109)
Other comprehensive income (loss) before reclassifications
140,229
(71,104)
Amounts reclassified from accumulated other comprehensive loss for amortization of net unrealized losses of debt securities transferred from available-for-sale to held-to-maturity
36,249
35,207
Net change
176,478
(35,897)
Ending balance $
(1,318,705)
$
(1,749,006)
Total

$
(1,489,987)
$
(1,933,186)
[1] All amounts presented are net of tax.

The following

table presents

the amounts

reclassified out

of each

component of

accumulated other

comprehensive loss

during the
quarters ended March 31, 2025 and 2024.

Reclassifications Out of Accumulated Other Comprehensive Loss
Affected Line Item in the

Quarters ended March 31,
(In thousands) Consolidated Statements of Operations 2025 2024
Adjustment of pension and postretirement benefit plans
Amortization of net losses Other operating expenses $
(2,273)
$
(3,618)
Total before tax
(2,273)
(3,618)
Income tax benefit
852
1,356
Total net of tax $
(1,421)
$
(2,262)
Unrealized holding losses on debts securities
Amortization of unrealized net losses of debt
securities transferred to held-to-maturity Investment securities $
(45,311)
$
(44,009)
Total before tax
(45,311)
(44,009)
Income tax benefit
9,062
8,802
Total net of tax $
(36,249)
$
(35,207)
Unrealized net gains on cash flow hedges
Total reclassification adjustments, net of tax $
(37,670)
$
(37,469)

Note 19 – Guarantees
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

2025, the Corporation

serviced $
477

million (December 31,

2024 - $
495

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

the interest, if

applicable. During the

quarter
ended

March

31,

2025,

the

Corporation

repurchased

approximately

$
0.3

million

of

unpaid

principal

balance

in

mortgage

loans
subject

to

the

credit

recourse

provisions

(March

31,

2024

-

$
0.6

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

2025, the Corporation’s

liability established

to cover

the estimated credit

loss exposure

related to loans

sold or serviced
with credit recourse amounted to $
2

million (December 31, 2024 - $
3

million).
The following table shows the changes in the

Corporation’s liability of estimated losses related to

loans serviced with credit recourse
provisions during the quarters ended March 31, 2025 and 2024.

Quarters ended
March 31,
(In thousands) 2025 2024
Balance as of beginning of period $
2,611
$
4,211
Provision (benefit) for recourse liability
(170)
244
Net charge-offs
(44)
(102)
Balance as of end of period $
2,397
$
4,353
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
of principal,

interest, taxes

and insurance,

if such

payments have

not been

received

from the

borrowers.

At March

31, 2025,

the
Corporation serviced $
8.8

billion in mortgage loans for third-parties,

including the loans serviced with credit

recourse (December 31,
2024 - $
9.0

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
2025,

the

outstanding

balance

of

funds

advanced

by

the

Corporation

under

such

mortgage

loan

servicing

agreements

was
approximately

$
40

million

(December

31,

2024

-

$
44

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

March

31,

2025

and

December

31,

2024,

respectively.

In
addition, at both March

31, 2025 and December

31, 2024, PIHC fully

and unconditionally guaranteed on

a subordinated basis $
193
million

of

capital

securities

(trust

preferred

securities)

issued

by

wholly-owned

issuing

trust

entities

to

the

extent

set

forth

in

the
applicable

guarantee

agreement.

Refer

to

Note

18

to

the

Consolidated

Financial

Statements

in

the

2024

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
Financial instruments

with off-balance

sheet credit

risk, whose

contract amounts

represent potential

credit risk

as of

the end of

the
periods presented were as follows:

(In thousands) March 31, 2025 December 31, 2024
Commitments to extend credit:
Credit card lines $
6,141,536
$
5,599,823
Commercial lines of credit
4,129,068
3,971,331
Construction lines of credit
1,066,986
1,131,824
Other consumer unused credit commitments

262,988
260,121
Commercial letters of credit
7,553
5,002
Standby letters of credit
117,379
144,845
Commitments to originate or fund mortgage loans
40,308
29,604
At March

31, 2025

and December

31, 2024,

the

Corporation

maintained

a reserve

of approximately

$
14

million

and $
15

million,
respectively, for potential losses associated

with unfunded loan commitments related to commercial and construction lines of credit.
Other commitments
At March

31, 2025

and December

31, 2024,

the Corporation

also maintained

other non-credit

commitments for

approximately $
2
million,

primarily for the acquisition of other investments.

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

PROMESA

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

2025,

the

Corporation’s

direct

exposure

to

the

Puerto

Rico

government

and

its

instrumentalities

and

municipalities
totaled

$
362

million,

all

of

which

were

outstanding

($
336

million

and

$
336

million

at

December

31,

2024).

Of

the

amount
outstanding,

$
351

million

consists

of

loans

and

$
11

million

are

securities

($
323

million

and

$
13

million

at

December

31,

2024).
Substantially all

of the

amount outstanding

at March

31, 2025

and December

31, 2024

were obligations

from various

Puerto Rico
municipalities. In most cases, these

were “general obligations” of a

municipality, to

which the applicable municipality has

pledged its
good

faith,

credit

and

unlimited

taxing

power,

or

“special

obligations”

of

a

municipality,

to

which

the

applicable

municipality

has
pledged other revenues. At

March 31, 2025,
81
% of the Corporation’s

exposure to municipal loans

and securities was concentrated
in the municipalities of San Juan, Guaynabo, Carolina and Caguas.

The following table details the

loans and investments representing

the Corporation’s direct exposure

to the Puerto Rico government
according to their maturities as of March 31, 2025
:

(In thousands)
Investment
Portfolio Loans Total Outstanding Total Exposure
Central Government
Within 1 year
$
45
$
-
$
45
$
45
Total Central Government
45
-
45
45
Municipalities
Within 1 year
2,540
12,764
15,304
15,304
After 1 to 5 years
7,885
147,033
154,918
154,918
After 5 to 10 years
655
146,732
147,387
147,387
After 10 years
-
44,582
44,582
44,582
Total Municipalities
11,080
351,111
362,191
362,191
Total Direct Government Exposure $
11,125
$
351,111
$
362,236
$
362,236

In addition, at

March 31, 2025,

the Corporation had

$
216

million in loans

insured or securities

issued by Puerto

Rico governmental
entities but

for which

the principal

source of

repayment is

non-governmental ($
220

million at

December 31,

2024). These

included
$
172

million

in

residential

mortgage

loans

insured

by

the

Puerto

Rico

Housing

Finance

Authority

(“HFA”),

a

governmental
instrumentality

that

has

been

designated

as

a

covered

entity

under

PROMESA

(December

31,

2024

-

$
176

million).

These
mortgage loans

are secured

by first

mortgages on

Puerto Rico

residential properties

and the

HFA

insurance covers

losses in

the
event of a

borrower default and

upon the satisfaction

of certain other

conditions. The Corporation

also had at

March 31, 2025,

$
37
million in

bonds issued

by HFA

which are

secured by

second mortgage

loans on

Puerto Rico

residential properties,

and for

which
HFA also

provides insurance to

cover losses in the

event of a borrower

default and upon

the satisfaction of

certain other conditions
(December 31,

2024 -

$
38

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
2.2

billion

of

residential

mortgages

and

$
86.5

million

commercial

loans

were

insured

or

guaranteed

by

the

U.S.
Government or

its agencies

at March

31, 2025

(compared to

$
2.1

billion and

$
87.4

million, respectively,

at December

31, 2024).
The Corporation also

had U.S. Treasury

and obligations from

the U.S. Government,

its agencies or

government sponsored entities
within the

portfolio of

available-for-sale and

held-to-maturity securities

as described

in Note

5 and

6 to

the Consolidated

Financial
Statements.
At

March

31,

2025,

the

Corporation

had

operations

in

the

United

States

Virgin

Islands

(the

“USVI”)

and

had

approximately

$
28
million

in

direct

exposure

to

USVI

government

entities

(December

31,

2024

-

$
28

million).

The

USVI

has

been

experiencing

a
number of

fiscal and

economic challenges

that could

adversely affect

the ability

of its

public corporations

and instrumentalities

to
service their outstanding debt obligations.

At

March

31,

2025,

the

Corporation

had

operations

in

the

British

Virgin

Islands

(“BVI”)

and

it

had

a

loan

portfolio

amounting

to
approximately

$
196

million

comprised

of

various

retail

and

commercial

clients,

compared

to

a

loan

portfolio

of

$
196

million

at
December 31, 2024. At March 31, 2025, the Corporation had no significant exposure to a single borrower in the BVI.
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

lender’s liability,

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
6.3

million as of
March 31,

2025. In

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

Note 21 – Non-consolidated variable interest entities

The Corporation is involved with
two

statutory trusts which it created to issue trust preferred securities to the public. These trusts are
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

2025
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

31, 2025 and December

31, 2024, which are

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

The following

table presents

the carrying

amount and

classification of

the assets

related to

the Corporation’s

variable interests

in
non-consolidated VIEs

and the

maximum exposure

to loss

as a

result of

the Corporation’s

involvement as

servicer of

GNMA and
FNMA loans at March 31, 2025 and December 31, 2024.

(In thousands) March 31, 2025 December 31, 2024
Assets
Servicing assets:
Mortgage servicing rights $
81,620
$
84,356
Total servicing assets

$
81,620
$
84,356
Other assets:
Servicing advances $
6,188
$
6,112
Total other assets $
6,188
$
6,112
Total assets $
87,808
$
90,468
Maximum exposure to loss $
87,808
$
90,468
The size

of the

non-consolidated VIEs,

in which

the Corporation

has a

variable interest

in the

form of

servicing fees,

measured as
the total unpaid principal balance of the loans, amounted to $
6.4

billion at March 31, 2025 (December 31, 2024 - $
6.6

billion).
The Corporation

determined that

the maximum

exposure to

loss includes

the fair

value of

the MSRs

and the

assumption that

the
servicing advances

at March 31,

2025 and December

31, 2024, will

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

31, 2025.

Note 22 – Related party transactions

Centro Financiero BHD, S.A.
At March 31, 2025, the Corporation had a
15.63
% equity interest in Centro Financiero BHD, S.A. (“BHD”), one of the largest banking and financial services groups in the Dominican

Republic. During the quarter ended March 31,

2025, the Corporation recorded ($
1.0
)
million in equity

pickup (March 31,

2024 - $
7.3

million), including the

net impact of

$
8.7

million from net

earnings (March 31,

2024 -
$
11.4

million), offset

by ($
9.7
) million

recorded through

Other Comprehensive

Income (March

31, 2024

- ($
4.1
) million)

related to
foreign

currency

translation

adjustments

and

changes

in

the

fair

value

of

available

for

sale

securities.

At

March

31,

2025,

the
investment

in

BHD

had

a

carrying

amount

of

$
238.5

million

(December

31,

2024

-

$
239.5

million)

and

there

were
no

dividends
received by the Corporation during the quarters ended March 31, 2025 and 2024.

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
The

Corporation

maximizes

the

use

of

observable

inputs

and

minimizes

the

use

of

unobservable

inputs

by

requiring

that

the
observable inputs be

used when available.

Fair value is

based upon quoted

market prices when

available. If listed

prices or quotes
are

not

available,

the

Corporation

employs

internally-developed

models

that

primarily

use

market-based

inputs

including

yield
curves, interest

rates, volatilities,

and credit

curves, among

others. Valuation

adjustments are

limited to

those necessary

to ensure
that the financial

instrument’s fair value

is adequately representative

of the price

that would be

received or paid

in the marketplace.
These adjustments include

amounts that reflect counterparty

credit quality,

the Corporation’s credit

standing, constraints on liquidity
and unobservable parameters that

are applied consistently.

There have been no changes

in the Corporation’s

methodologies used
to estimate the fair value of assets and liabilities from those disclosed in the 2024 Form 10-K.
The estimated

fair value

may be

subjective in

nature and

may involve

uncertainties and

matters of

significant judgment

for certain
financial instruments. Changes in the underlying assumptions used in calculating fair value could significantly affect the results.
Fair Value on a Recurring and Nonrecurring Basis
The following fair

value hierarchy tables

present information about

the Corporation’s assets

and liabilities measured

at fair value

on
a recurring basis at March 31, 2025 and December 31, 2024:

At March 31, 2025
(In thousands) Level 1 Level 2 Level 3 Measured at NAV Total
RECURRING FAIR VALUE MEASUREMENTS
Assets

Debt securities available-for-sale:
U.S. Treasury securities $
8,601,447
$
5,672,521
$
-
$
-
$
14,273,968
Collateralized mortgage obligations - federal
agencies
-
115,859
-
-
115,859
Mortgage-backed securities
-
5,102,146
457
-
5,102,603
Other
-
-
750
-
750
Total debt securities available-for-sale $
8,601,447
$
10,890,526
$
1,207
$
-
$
19,493,180
Trading account debt securities, excluding
derivatives:
U.S. Treasury securities $
8,524
$
10
$
-
$
-
$
8,534
Obligations of Puerto Rico, States and political
subdivisions
-
53
-
-
53
Collateralized mortgage obligations
-
636
-
-
636
Mortgage-backed securities
-
19,043
84
-
19,127
Other
-
-
127
-
127
Total trading account debt securities, excluding
derivatives $
8,524
$
19,742
$
211
$
-
$
28,477
Equity securities $
-
$
45,129
$
-
$
407
$
45,536
Mortgage servicing rights
-
-
104,743
-
104,743
Loans held-for-sale
-
5,077
-
-
5,077
Derivatives

-
20,828
-
-
20,828
Total assets measured at fair value on a
recurring basis $
8,609,971
$
10,981,302
$
106,161
$
407
$
19,697,841
Liabilities
Derivatives $
-
$
(19,523)
$
-
$
-
$
(19,523)
Total liabilities measured at fair value on a
recurring basis $
-
$
(19,523)
$
-
$
-
$
(19,523)

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
$
(22,832)
Loans held-for-sale measured at fair value

Loans held-for-sale measured at fair value were priced based on secondary market prices. These loans are classified as

Level 2.
The

following

tables

summarize

the

difference

between

the

aggregate

fair

value

and

the

aggregate

unpaid

principal

balance

for
mortgage loans originated as held-for-sale measured at fair value as of March 31, 2025 and December 31, 2024.

(In thousands) March 31, 2025
Aggregate Unpaid
Fair Value Principal Balance Difference
Loans held for sale $
5,077
$
4,938
$
139

(In thousands) December 31, 2024
Aggregate Unpaid
Fair Value Principal Balance Difference
Loans held for sale $
5,423
$
5,436
$
(13)
No

loans held-for-sale were 90 or more days past due or on nonaccrual status as of March 31, 2025 and December

31, 2024.

The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the quarters ended March 31, 2025 and 2024 and excludes nonrecurring fair value measurements of assets no
longer outstanding as of the reporting date.

Quarter ended March 31, 2025
(In thousands) Level 1 Level 2 Level 3 Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets

Write-downs
Loans [1] $
-
$
-
$
4,167
$
4,167
$
(362)
Other real estate owned [2]
-
-
2,018
2,018
(485)
Other foreclosed assets [2]
-
-
133
133
(76)
Total assets measured at fair value on a nonrecurring basis $
-
$
-
$
6,318
$
6,318
$
(923)
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
ended March 31, 2025 and 2024.

Quarter ended March 31, 2025
MBS Other MBS Other
classified securities classified securities
as debt
classified as

as trading classified
securities

debt securities
account as trading Mortgage
available- available-

debt
account debt servicing Total
(In thousands) for-sale for-sale securities securities rights assets
Balance at December 31, 2024 $
484
$
2,250
$
84
$
133
$
108,103
$
111,054
Gains (losses) included in earnings
-
-
-
(6)
(3,570)
(3,576)
Gains (losses) included in OCI
(2)
-
-
-
-
(2)
Additions
-
-
-
-
210
210
Settlements
(25)
-
-
-
-
(25)
Transfers out of Level 3
-
(1,500)
-
-
-
(1,500)
Balance at March 31, 2025 $
457
$
750
$
84
$
127
$
104,743
$
106,161
Changes in unrealized gains (losses) included in
earnings relating to assets still held at March 31,
2025 $
-
$
-
$
-
$
9
$
(1,325)
$
(1,316)

Quarter ended March 31, 2024
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

31, 2025 and 2024 for

Level 3 assets
and liabilities included in the previous tables are reported in the consolidated statements of operations as follows:

Quarter ended March 31, 2025 Quarter ended March 31, 2024
Changes in unrealized Changes in unrealized
Total gains gains (losses) relating to Total gains gains (losses) relating to
(losses) included assets still held at (losses) included assets still held at
(In thousands) in earnings reporting date in earnings reporting date
Mortgage banking activities $
(3,570)
$
(1,325)
$
(3,439)
$
(1,202)
Trading account (loss) profit
(6)
9
(1)
2
Provision for credit losses
-
-
(500)
(500)
Total

$
(3,576)
$
(1,316)
$
(3,940)
$
(1,700)
The following

tables include

quantitative information

about significant

unobservable inputs

used to

derive the

fair value

of Level

3
instruments, excluding

those instruments

for which

the unobservable

inputs were

not developed

by the

Corporation such

as prices
of prior transactions and/or unadjusted third-party pricing sources at March 31, 2025 and 2024.

Fair value at

March 31,
(In thousands) 2025 Valuation technique Unobservable inputs Weighted average (range) [1]
Other - trading $
127
Discounted cash flow model Weighted average life
2

years
Yield
12
.0%
Prepayment speed
10.8
%
Loans held-in-portfolio $
4,167
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
166
Discounted cash flow model Weighted average life
2.3

years
Yield
12
.0%
Prepayment speed
10.8
%
Loans held-in-portfolio $
110
[2] External appraisal Haircut applied on
external appraisals
10
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

these estimates involve

various assumptions and

may vary significantly

from amounts that

could be realized
in actual transactions.
The fair values

reflected herein have

been determined based

on the prevailing

rate environment at

March 31, 2025

and December
31, 2024, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially

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

March 31, 2025
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Assets:
Cash and due from banks $
380,165
$
380,165
$
-
$
-
$
-
$
380,165
Money market investments
6,195,028
6,184,571
10,457
-
-
6,195,028
Trading account debt securities, excluding derivatives [1]
28,477
8,524
19,742
211
-
28,477
Debt securities available-for-sale [1]
19,493,180
8,601,447
10,890,526
1,207
-
19,493,180
Debt securities held-to-maturity:
U.S. Treasury securities $
7,586,169
$
-
$
7,583,514
$
-
$
-
$
7,583,514
Obligations of Puerto Rico, States and political
subdivisions
49,594
-
6,853
43,030
-
49,883
Collateralized mortgage obligation-federal agency
1,514
-
1,329
-
-
1,329
Securities in wholly owned statutory business trusts
5,960
-
5,960
-
-
5,960
Total debt securities held-to-maturity $
7,643,237
$
-
$
7,597,656
$
43,030
$
-
$
7,640,686
Equity securities:
FHLB stock $
51,428
$
-
$
51,428
$
-
$
-
$
51,428
FRB stock
100,526
-
100,526
-
-
100,526
Other investments
53,067
-
45,129
8,025
407
53,561
Total equity securities $
205,021
$
-
$
197,083
$
8,025
$
407
$
205,515
Loans held-for-sale $
5,077
$
-
$
5,077
$
-
$
-
$
5,077
Loans held-in-portfolio
36,491,884
-
-
35,777,886
-
35,777,886
Mortgage servicing rights
104,743
-
-
104,743
-
104,743
Derivatives
20,828
-
20,828
-
-
20,828
March 31, 2025
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Liabilities:
Deposits:
Demand deposits $
56,651,118
$
-
$
56,651,118
$
-
$
-
$
56,651,118
Time deposits
9,168,137
-
8,929,129
-
-
8,929,129
Total deposits $
65,819,255
$
-
$
65,580,247
$
-
$
-
$
65,580,247
Assets sold under agreements to repurchase $
57,268
$
-
$
57,274
$
-
$
-
$
57,274
Other short-term borrowings [2]
200,000
-
200,000
-
-
200,000
Notes payable:
FHLB advances $
239,199
$
-
$
234,299
$
-
$
-
$
234,299
Unsecured senior debt securities
395,570
-
415,132
-
-
415,132
Junior subordinated deferrable interest debentures
(related to trust preferred securities)
198,380
-
189,227
-
-
189,227
Total notes payable $
833,149
$
-
$
838,658
$
-
$
-
$
838,658
Derivatives $
19,523
$
-
$
19,523
$
-
$
-
$
19,523
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

Refer

to

Note

20

to

the

Consolidated

Financial

Statements

for

the

notional

amount

of

commitments

to

extend

credit,

which
represents the unused portion of credit facilities

granted to customers,

and

letters of credit, which represent the contractual amount
that

is

required

to

be

paid

in

the

event

of

nonperformance,

at

March

31,

2025

and

December

31,

2024.

The

fair

value

of
commitments to

extend credit

and letters

of credit,

which are

based on

the fees

charged to

enter into

those agreements,

are not
material to Popular’s financial statements.

Note 25 – Net income per common share
The following

table sets

forth the

computation of

net income

per common

share (“EPS”),

basic and

diluted, for

the quarters

ended
March 31, 2025 and 2024:

Quarters ended March 31,
(In thousands, except per share information) 2025 2024
Net income $
177,502
$
103,283
Preferred stock dividends
(353)
(353)
Net income applicable to common stock $
177,149
$
102,930
Average common shares outstanding
69,280,137
71,869,735
Average potential dilutive common shares

27,544
97,068
Average common shares outstanding - assuming dilution
69,307,681
71,966,803
Basic EPS $
2.56
$
1.43
Diluted EPS $
2.56
$
1.43
For the quarters

ended March 31,

2025 and 2024,

the Corporation calculated

the impact of potential

dilutive common shares

under
the

treasury

stock

method,

consistent

with

the

method

used

for

the

preparation

of

the

financial

statements

for

the

year

ended
December

31,

2024.

For

a

discussion

of

the

calculation

under

the

treasury

stock

method,

refer

to

Note

30

of

the

Consolidated
Financial Statements included in the 2024 Form 10-K.

Note 26 – Revenue from contracts with customers
The

following

table

presents

the

Corporation’s

revenue

streams

from

contracts

with

customers

by

reportable

segment

for

the
quarters ended March 31, 2025 and 2024.

Quarters ended March 31,
(In thousands) 2025 2024
BPPR Popular U.S. BPPR Popular U.S.
Service charges on deposit accounts $
36,456
$
2,598
$
35,016
$
2,426
Other service fees:
Debit card fees [1]
26,234
198
25,334
199
Insurance fees, excluding reinsurance
7,681
1,687
10,556
1,846
Credit card fees, excluding late fees and membership fees [1]
25,385
405
24,515
458
Sale and administration of investment products
8,973
-
7,427
-
Trust fees
6,631
-
6,985
-
Total revenue from contracts with customers [2] $
111,360
$
4,888
$
109,833
$
4,929
[1] Effective in the third quarter of 2024, the Corporation reclassified certain interchange fees, which were previously included jointly with credit card fees
from common network activity, as debit card fees. For the quarter ended March 31, 2024, these interchange fees were approximately $
11.3

million.
[2] The amounts include intersegment transactions of $
0.6

million for each of the quarters ended March 31, 2025 and 2024.
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
29.8
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

March 31, 2025
(In thousands)
Remaining
2025 2026 2027 2028 2029
Later
Years
Total Lease
Payments
Less: Imputed
Interest Total
Operating Leases $
21,775
$
21,524
$
16,304
$
13,791
$
11,700
$
34,890
$
119,984
$
(16,356)
$
103,628
Finance Leases
3,352
4,222
2,927
2,592
2,415
9,529
25,037
(2,801)
22,236
The following table presents the lease cost recognized by the Corporation in the Consolidated Statements of Operations as follows:

Quarters ended March 31,
(In thousands) 2025 2024
Finance lease cost:
Amortization of ROU assets $
746
$
748
Interest on lease liabilities
200
237
Operating lease cost
7,549
7,688
Short-term lease cost
193
116
Variable lease cost
85
69
Sublease income
(20)
(20)
Total lease cost [1] $
8,753
$
8,838
[1] Total lease cost is recognized as part of net occupancy expense.

The

following

table

presents

supplemental

cash

flow

information

and

other

related

information

related

to

operating

and

finance
leases.

Quarter ended March 31,2025
(Dollars in thousands) 2025 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases $
7,805
$
7,771
Operating cash flows from finance leases
200
237
Financing cash flows from finance leases
908
881
ROU assets obtained in exchange for new lease obligations:
Operating leases $
5,572
$
1,127
Weighted-average remaining lease term:
Operating leases
7.4
years
7.2
years
Finance leases
8.0
years
8.2
years
Weighted-average discount rate:
Operating leases
3.5
%
3.3
%
Finance leases
3.6
%
3.8
%
As of March 31, 2025, the Corporation had additional operating leases contracts that have not yet commenced with an undiscounted
contract amount of $
10

million, which will have lease terms of
10

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

The components of net periodic cost for the Pension Plans and the OPEB Plan for the periods presented were as follows:

Pension Plans OPEB Plan
Quarter ended March 31, Quarter ended March 31,
(In thousands) 2025 2024 2025 2024
Personnel Cost:

Service cost
$
-
$
-
$
15
$
32
Other operating expenses:

Interest cost
7,411
7,558
1,291
1,421

Expected return on plan assets
(8,069)
(8,594)
-
-

Amortization of prior service cost/(credit)
-
-
-
-

Amortization of net loss (gain)
3,450
4,166
(1,177)
(548)
Total net periodic pension cost

$
2,792
$
3,130
$
129
$
905
The Corporation

paid the

following contributions

to the

plans for

the three

months ended

March 31,

2025 and

expects to

pay the
following contributions for the year ending December 31, 2025.

For the three months
ended
For the year ending
(In thousands) March 31, 2025 December 31, 2025
Pension Plans $
57
$
227
OPEB Plan $
1,425
$
5,428

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
Non-vested at December 31, 2024
247,908
$
66.86
Granted
120,113
102.45
Performance Shares Quantity Adjustment
21,422
92.24
Vested

(125,640)
98.96
Forfeited
(880)
75.63
Non-vested at March 31, 2025
262,923
$
70.13
During the

quarter ended

March

31, 2025,
72,619

shares of

restricted

stock

(March 31,

2024 -
77,859
) and
47,494

performance
shares (March 31, 2024 -
65,225
) were awarded to management under the Incentive Plan.

During

the

quarter

ended

March

31,

2025,

the

Corporation

recognized

$
7.5

million

of

restricted

stock

expense

related

to
management incentive awards, with a tax benefit of $
0.6

million (March 31, 2024 - $
6.4

million, with a tax benefit of $
0.6

million). For
the quarter ended

March 31, 2025,

the fair market

value of the

restricted stock

and performance shares

vested was $
8.7

million at
grant date

and $
11.7

million at

vesting date.

This excess

requires the

recognition of

a windfall

tax benefit

of $
1.1

million that

was
recorded as

a reduction

in income

tax expense.

For the

quarter ended

March 31,

2025, the

Corporation recognized

$
3.4

million of
performance shares expense, with a tax

benefit of $
0.4

million (March 31, 2024 -

$
5.0

million, with a tax benefit of

$
0.3

million). The
total

unrecognized

compensation

cost

related

to

non-vested

restricted

stock

awards

and

performance

shares

to

members

of
management at March 31, 2025 was $
12.9

million and is expected to be recognized over a weighted-average period of
1.65

years.
The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of

Directors:

(Not in thousands) RSUs / Restricted stock
Weighted-Average

Grant
Date Fair Value per Unit
Non-vested at December 31, 2023
-
$
-
Granted
25,462
89.51
Vested

(25,462)
89.51
Forfeited
-
-
Non-vested at December 31, 2024
-
$
-
Granted
1,546
93.65
Vested

(1,546)
93.65
Forfeited
-
-
Non-vested at March 31, 2025
-
$
-
The

equity

awards

granted

to

members

of

the

Board

of

Directors

of

Popular,

Inc.

(the

“Directors”)

after

May

2025

will

vest

and
become non-forfeitable on the

first anniversary of the

grant date of such award.

Equity awards granted to

the Directors may be paid
in either common

stock or RSUs, at

each Director’s election. If

RSUs are elected the

Directors may defer the

delivery of the

shares
of common stock

underlying the RSUs

award after their

retirement. To

the extent that

cash dividends are

paid on the

Corporation’s
outstanding common stock, the Directors will receive an additional number of RSUs that reflect reinvested dividend equivalent.

During the quarter

ended March 31,

2025,
1,546

RSUs were granted

to the Directors

(March 31, 2024 -
1,195
).

During this period,
the

Corporation

recognized

$
0.3

million

of

restricted

stock

expense

related

to

these

RSUs,

with

a

tax

benefit

of

$
48

thousand
(March 31, 2024

- $
98

thousand, with

a tax

benefit of

$
18

thousand). The fair

value at

vesting date

of the RSUs

vested during

the
quarter ended March 31, 2025 for Directors was $
0.1

million.

Note 30 – Income taxes

The table below presents a reconciliation of the statutory income tax rate to the effective income tax rate:

Quarters ended
March 31, 2025 March 31, 2024
(In thousands)
Amount

% of pre-tax
income

Amount
% of pre-tax
income
Computed income tax expense at statutory rates

$
83,462
38
% $
59,569
38
%
Net benefit of tax exempt interest income
(39,955)
(18)
(28,759)
(18)
Effect of income subject to preferential tax rate
(913)
-
(1,420)
(1)
Deferred tax asset valuation allowance
3,882
1
2,563
1
Difference in tax rates due to multiple jurisdictions
(2,975)
(1)
(673)
-
Tax on intercompany distributions [1]
-
-
24,325
16
State and local taxes
4,036
1
1,036
-
Others
(2,474)
(1)
(1,073)
(1)
Income tax expense $
45,063
20
% $
55,568
35
%
[1]
Includes $
16.5

million of out-of-period adjustment
Deferred income taxes

reflect the net

tax effects of

temporary differences

between the carrying

amounts of assets

and liabilities for
financial reporting

purposes and

their tax

bases. Significant

components of

the Corporation’s

deferred tax

assets and

liabilities at
March 31, 2025, and December 31, 2024, were as follows:

March 31, 2025

(In thousands)
PR US Total
Deferred tax assets:
Tax credits available for carryforward $
4,861
$
27,774
$
32,635
Net operating loss and other carryforward available

58,060
603,736
661,796
Postretirement and pension benefits
28,190
-
28,190
Allowance for credit losses
244,976
27,014
271,990
Depreciation
7,700
7,381
15,081
FDIC-assisted transaction
152,665
-
152,665
Lease liability
26,658
15,218
41,876
Unrealized net loss on investment securities
221,538
17,007
238,545
Difference in outside basis from pass-through entities
53,381
-
53,381
Mortgage Servicing Rights
14,815
-
14,815
Other temporary differences
38,635
8,870
47,505
Total gross deferred tax assets
851,479
707,000
1,558,479
Deferred tax liabilities:
Intangibles
89,280
56,710
145,990
Right of use assets
24,190
13,371
37,561
Deferred loan origination fees/cost
(1,154)
2,607
1,453
Loans acquired
17,907
-
17,907
Other temporary differences
6,826
429
7,255

Total gross deferred tax liabilities
137,049
73,117
210,166
Valuation allowance
75,598
386,913
462,511
Net deferred tax asset $
638,832
$
246,970
$
885,802

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

31, 2025,

is reflected

in the

consolidated

statements of

financial
condition as

$
887.5

million in

net deferred

tax assets

in the

“Other assets”

caption (December

31, 2024

- $
926.3

million) and

$
1.7
million in deferred tax liabilities

in the “Other liabilities” caption

(December 31, 2024 -

$
1.6

million), reflecting the aggregate

deferred
tax assets

or liabilities

of individual

tax-paying subsidiaries

of the Corporation

in their

respective tax

jurisdiction, Puerto

Rico or

the
United States.

At

March

31,

2025,

the

net

deferred

tax

assets

of

the

U.S.

operations

amounted

to

$
633.9

million

with

a

valuation

allowance

of
approximately $
386.9

million, for net deferred

tax assets after valuation

allowance of approximately

$
247.0

million. The Corporation
evaluates

on

a

quarterly

basis

the

realization

of

the

deferred

tax

asset

by

taxing

jurisdiction.

The

U.

S.

operations

sustained
profitability

for

the

last

three

years

and

for

the

quarter

ended

March

31,

2025.

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

over the last years.

As of March 31,

2025, after
weighting

all

positive

and

negative

evidence,

the

Corporation

concluded

that

it

is

more

likely

than

not

that

approximately

$
247.0
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

non-performing loans

held-in-portfolio (“NPLs”)

inflows and

non-performing
asset

(“NPA”)

balances.

Significant

adverse

changes

or

a

combination

of

changes

in

these

factors

could

impact

the

future
realization of the deferred tax assets
At March 31, 2025, the Corporation’s

net deferred tax assets related to

its Puerto Rico operations amounted

to $
638.8

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

in

future

years.

This

objectively

verifiable

negative

evidence

is

considered

by

Management

strong

negative

evidence

that
suggests

that income

in future

years

will be

insufficient

to support

the realization

of all

deferred tax

assets.

After weighting

of all
positive

and

negative

evidence

Management

concluded,

as

of

the

reporting

date,

that

it

is

more

likely

than

not

that

the

Holding
Company will not

be able to

realize any portion

of the deferred

tax assets. Accordingly,

the Corporation has

maintained a valuation
allowance on the deferred tax assets of $
75.6

million as of March 31, 2025.
The reconciliation of unrecognized tax benefits, excluding interest, was as follows:

(In millions) 2025 2024
Balance at January 1 $
1.5
$
1.5
Balance at March 31 $
1.5
$
1.5
At March 31,

2025, the total

amount of accrued

interest recognized in

the statement of

financial condition

amounted to $
2.4

million
(December 31, 2024

- $
2.4

million). The total

interest expense recognized

at March 31,

2025 was $
30

thousand, (March 31,

2024–
$
30

thousand).

Management

determined

that

at

March

31,

2025

and

December

31,

2024,

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

March

31,

2025
(December 31, 2024 - $
3.0

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

2025,

the

following

years

remain

subject

to

examination

in

the

U.S.
Federal jurisdiction: 2020 and thereafter; and in the Puerto Rico jurisdiction, 2018 and thereafter.

Note 31 – Supplemental disclosure on the consolidated statements of cash flows
Additional disclosures on cash flow information and non-cash activities for the quarters ended March 31, 2025 and March 31, 2024 are listed in the following table:

(In thousands) March 31, 2025 March 31, 2024
Non-cash activities:

Loans transferred to other real estate
$
7,067
$
16,133

Loans transferred to other property
24,673
20,224

Total loans transferred to foreclosed assets
31,740
36,357

Loans transferred to other assets
13,992
13,464

Financed sales of other real estate assets
1,932
2,725

Financed sales of other foreclosed assets
14,979
13,689

Total financed sales of foreclosed assets
16,911
16,414

Financed sale of premises and equipment
15,329
22,495

Transfers from loans held-in-portfolio to loans held-for-sale
-
2,763

Transfers from loans held-for-sale to loans held-in-portfolio
776
1,722

Loans securitized into investment securities
[1]
1,718
2,205

Trades receivable from brokers and counterparties
936
45

Trades payable to brokers and counterparties
495,397
45

Net change in receivables from investments maturities
14,589
125,000

Recognition of mortgage servicing rights on securitizations or asset transfers
210
294

Loans booked under the GNMA buy-back option
1,921
2,181

Capitalization of lease right of use asset
7,288
1,152
[1] Includes loans securitized into trading securities and subsequently sold before quarter end.
The following table provides a reconciliation of cash and due from banks, and restricted cash reported within the Consolidated
Statement of Financial Condition that sum to the total of the same such amounts shown in the Consolidated Statement of Cash
Flows.

(In thousands) March 31, 2025 March 31, 2024
Cash and due from banks $
373,718
$
305,869
Restricted cash and due from banks
6,447
14,617
Restricted cash in money market investments
10,457
7,793
Total cash and due from banks, and restricted cash [2] $
390,622
$
328,279
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
The chief

operating decision

maker (“CODM”)

of the

Corporation is

the Chief

Executive Officer

(“CEO”) who

utilizes net

income as
one of

the segment

profitability measures,

to evaluate

the performance

of each

reportable segment

and assess

where to

allocate
resources

effectively.

The

CEO

receives

profitability

reports

that

include

net

income

per

segment,

net

interest

income

and

other
income

and

expense

categories.

The

CODM

uses

the

segment’s

net

income

and

components

of

net

income,

including

segment
revenues and

expenses

to assess

performance and

to manage

important aspects

by each

reportable segments,

such as

human
capital, investment in technology, making budget allocations

,

as well as other strategic decisions.
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
The tables that follow present the results of operations and total assets by reportable segments:

2025
For the quarter ended March 31, 2025
Intersegment

(In thousands) BPPR Popular U.S. Eliminations
Interest income $
731,888
$
186,392
$
(1,681)
Interest expense
209,996
93,450
(1,681)
Net interest income
521,892
92,942
-
Provision for credit losses
53,512
10,610
-
Non-interest income

137,505
6,143
-
Personnel costs
151,284
25,442
-
Professional fees
13,059
2,739
-
Technology and software expenses
64,151
10,088
-
Processing and transactional services
37,179
597
-
Amortization of intangibles
342
255
-
Depreciation expense
9,694
2,197
-
Other operating expenses [1]
128,754
25,619
-
Total operating expenses
404,463
66,937
-
Income before income tax
201,422
21,538
-
Income tax expense
35,443
6,722
-
Net income $
165,979
$
14,816
$
-
Segment assets $
59,288,907
$
14,529,602
$
(166,540)
For the quarter ended March 31, 2025
Reportable

(In thousands) Segments Corporate Eliminations
Total Popular,

Inc.
Interest income $
916,599
$
1,536
$
(1,137)
$
916,998
Interest expense
301,765
10,773
(1,137)
311,401
Net interest income (expense)
614,834
(9,237)
-
605,597
Provision for credit losses (benefit)
64,122
(41)
-
64,081
Non-interest income
143,648
9,029
(616)
152,061
Personnel costs
176,726
35,987
-
212,713
Professional fees
15,798
11,357
(330)
26,825
Technology and software expenses
74,239
9,429
-
83,668
Processing and transactional services
37,776
5
-
37,781
Amortization of intangibles
597
-
-
597
Depreciation expense
11,891
389
-
12,280
Other operating expenses [1]
154,373
(56,402)
(823)
97,148
Total operating expenses
471,400
765
(1,153)
471,012
Income before income tax
222,960
(932)
537
222,565
Income tax expense
42,165
2,675
223
45,063
Net income (loss) $
180,795
$
(3,607)
$
314
$
177,502
Segment assets $
73,651,969
$
5,906,249
$
(5,519,612)
$
74,038,606
[1]
Other operating expenses includes net occupancy expenses, equipment expense, excluding depreciation,

other operating taxes,
communications expense, business promotion expenses, deposit insurance costs and OREO expenses.

2024
For the quarter ended March 31, 2024
Intersegment

(In thousands) BPPR

Popular U.S.
Eliminations
Interest income $
713,988
$
182,883
$
(3,287)
Interest expense
241,147
98,030
(3,287)
Net interest income
472,841
84,853
-
Provision for credit losses
60,680
11,435
-
Non-interest income

145,669
7,120
(56)
Personnel costs
152,926
27,144
-
Professional fees
12,368
3,479
(56)
Technology and software expenses
63,184
8,900
-
Processing and transactional services
33,554
633
-
Amortization of intangibles
484
311
-
Depreciation expense
13,009
1,943
-
Other operating expenses [1]
131,773
27,632
-
Total operating expenses
407,298
70,042
(56)
Income before income tax
150,532
10,496
-
Income tax expense
29,206
3,456
-
Net income $
121,326
$
7,040
$
-
Segment assets $
57,250,662
$
13,686,037
$
(359,383)
For the quarter ended March 31, 2024
Reportable

(In thousands) Segments Corporate Eliminations
Total Popular,

Inc.
Interest income
893,584
3,799
(3,242)
894,141
Interest expense
335,890
10,749
(3,242)
343,397
Net interest income (expense) $
557,694
$
(6,950)
$
-
$
550,744
Provision for credit losses
72,115
483
-
72,598
Non-interest income

152,733
11,722
(637)
163,818
Personnel costs
180,070
35,307
-
215,377
Professional fees
15,791
13,404
(277)
28,918
Technology and software expenses
72,084
7,378
-
79,462
Processing and transactional services
34,187
7
-
34,194
Amortization of intangibles
795
-
-
795
Depreciation expense
14,952
409
-
15,361
Other operating expenses [1]
159,405
(49,485)
(914)
109,006
Total operating expenses
477,284
7,020
(1,191)
483,113
Income before income tax
161,028
(2,731)
554
158,851
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

first

quarter

of

2025,

BPPR

participate

in

loans

originated

by

PB

totaling

$
6

million

(2024

-

did
no
t

participate).

Total
assets

for the

BPPR

segment

related

to its

operations

in the

United

States

amounted

to

$
1.4

billion

(December

31,

2024

-

$
1.6
billion), including $
104

million in multifamily

loans (December 31,

2024 - $
104

million), $
455

million in commercial

real estate loans
(December 31,

2024 -

$
588

million), $
664

million in

C&I loans

(December 31,

2024 -

$
685

million), and

$
90

million in

unsecured
personal

loans

(December

31,

2024

-

$
113

million).

During

the

quarter

ended

March

31,

2025,

the

BPPR

segment

generated
approximately $
26.3

million (March

31, 2024

- $
29.8

million) in

revenues from

its operations

in the

United States,

mainly from

net
interest income. In the Virgin

Islands, the BPPR segment

offers banking products, including

loans and deposits. Total

assets for the
BPPR segment

related to

its operations

in the

U.S. and

British Virgin

Islands amounted

to $
1.0

billion (December

31, 2024

- $
1.0
billion). The

BPPR segment

generated $
11.8

million in

revenues during

the first

quarter of

2025 (March

31, 2024

- $
10.6

million)
from its operations in the U.S. and British Virgin Islands.

Geographic Information

Quarter ended
(In thousands) March 31, 2025 March 31, 2024
Revenues: [1]

Puerto Rico

$
609,961
$
565,744

United States
127,216
126,741

Other
20,481
22,077
Total consolidated revenues

$
757,658
$
714,562
[1]
Total revenues include net interest income, service charges on deposit accounts, other service fees, mortgage banking activities, net (loss)
gain, including impairment on equity securities, net gain on trading account debt securities,

adjustments to indemnity reserves on loans sold
and other operating income.

Selected Balance Sheet Information:
(In thousands) March 31, 2025 December 31, 2024
Puerto Rico

Total assets $
56,870,242
$
55,888,211

Loans
24,279,836
24,154,610

Deposits
52,675,896
52,099,309
United States

Total assets $
15,900,462
$
15,890,339

Loans
12,452,697
12,431,859

Deposits
11,388,174
11,030,879
Other

Total assets $
1,267,902
$
1,266,833

Loans
526,576
526,606

Deposits [1]
1,755,186
1,754,157
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

Islands. In Puerto Rico, the

Corporation provides retail, mortgage,

commercial banking services and

auto
and equipment

leasing and

financing through

its principal

banking subsidiary,

Banco Popular

de Puerto

Rico (“BPPR”),

as well

as
broker-dealer

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

The description of the Corporation’s business contained in Item 1 of the 2024 Form 10-K,

while not all inclusive, discusses additional
information about the business of the Corporation.

Readers should also refer to “Part I

- Item 1A” of the 2024 Form 10-K

and “Part II
- Item 1A” of this Form

10-Q for a discussion of

certain risks and uncertainties to

which the Corporation is subject,

many beyond the
Corporation’s control that, in addition to the other information in this Form 10-Q, readers should consider.
The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.
SIGNIFICANT EVENTS
Capital Actions
During the quarter ended March

31, 2025, the Corporation repurchased

1,270,569 shares of common stock

for $122.3 million, at an
average price of

$96.24 per share.

As of March

31, 2025, a

total of $339.6

million in common

stock has been

repurchased under a
common stock

repurchase authorization

of up

to $500

million

announced in

the third

quarter of

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
The Corporation paid dividends of $0.70 per share, an increase of 13% compared to the fourth quarter of 2024.
OVERVIEW
Financial highlights for the quarter ended March 31, 2025

The

discussion

that

follows

provides

highlights

of

the

Corporation’s

results

of

operations

for

the

quarter

ended

March

31,

2025
compared to

the results

of operations

for the

quarter ended

March 31,

2024. It

also provides

some highlights

with respect

to the
Corporation’s financial condition, credit quality,

capital and liquidity, when compared to December 31,

2024.

The Corporation’s

net income for

the quarter ended

March 31, 2025

amounted to $177.5

million, an increase

of $74.2 million

when
compared to

a net income

of $103.3 million

for the quarter

ended March

31, 2024. Higher

net income

was mainly

driven by higher
net interest

income and lower

provision for

credit losses,

operating expenses

and income tax

expense, offset

in part by

lower non-
interest income. When compared to adjusted net income

for the quarter ended March 31, 2024 (Refer to

Table 2

below), net income
increased $42.3 million. There were no non-GAAP adjustments to net income for the quarter ended March 31, 2025.
Financial highlights for the quarter ended March 31, 2025 include:
●

Net

interest

income

of

$605.6

million,

which

was

$54.9

million

higher

when

compared

to

the

quarter

ended

March

31,
2024, was

driven by

the reinvestment

of U.S.

Treasuries

at higher

rates and

a reduction

in cost

of deposits

due to

the
repricing across

most deposits

products, mainly

P.R.

public deposits.

Net interest

margin expanded

by 24

bps to

3.40%.
On

a

taxable

equivalent

basis,

net

interest

margin

expanded

by

35

basis

points

to

3.73%,

compared

to

3.38%

for

the
same quarter of the previous year mainly driven by higher re-investment in tax exempt investment securities.

●

The provision for credit losses amounted to $64.1

million for the quarter ended March 31, 2025, a

decrease of $8.5 million
when

compared

to

the

quarter

ended

March

31,

2024,

driven

by

lower

reserves

in

BPPR

due

to

lower

NCOs

and
improved

credit

quality

for

commercial

and

consumer

loans,

offset

in

part

by

higher

reserves

due

to

changes

in

the
projected economic scenarios.
●

Non-interest income amounted to

$152.1 million, a decrease

of $11.8

million when compared to

the quarter ended March
31, 2024, mainly due to lower other operating income

driven by the sale, completed by Popular Auto

LLC, a wholly-owned
subsidiary of Banco Popular de Puerto Rico, of its daily car rental business during the fourth quarter of 2024.
●

Operating expenses

amounted to $471.0

million for the

quarter, reflecting

a decrease of

$12.1 million when

compared to
the quarter

ended

March 31,

2024.

The decrease

was driven

mainly

by the

impact of

the FDIC

special

assessment of
$14.3 million

and $6.4

million

of interest

accrued

related to

prior

period taxes

recorded in

the first

quarter of

2024 and
lower equipment

expenses, partially

offset by

an increase

in municipal

license tax

and regulatory

examination fees

and
higher technology and software expenses.
●

Income tax

expense of

$45.1 million

during the

quarter ended

March 31,

2025 and

effective

tax rate

(“ETR”) of

20.2%,
compared

to

an

income

tax

expense

of

$55.6

million

for

the

previous

year

quarter

and

ETR

of

35%.

The

income

tax
expense for the quarter

ended March 31, 2024

included the impact of

an out of period

expense of $16.5 million

related to
upstream intercompany distributions between Popular Inc. Holding Company and one of its U.S. subsidiaries.
●

At March

31, 2025,

the Corporation’s

total assets

amounted to

$74.0 billion,

compared to

$73.0 billion,

at December

31,
2024. The increase of $993.2

million is primarily due

to higher balance in the

available-for-sale (“AFS”) securities portfolio
and an increase in loans held-in-portfolio, mainly in the construction and mortgage portfolios, partially offset by a decrease
in

money

market

investments

and

held-to-maturity

(“HTM”)

investment

securities

driven

by

maturities

of

U.S.

Treasury
securities.
●

Deposits amounted

to $65.8 billion

at March 31,

2025, compared

to $64.9 billion

deposits at

December 31, 2024,

mainly
due to an increase in interest bearing deposits in BPPR and PB.
●

Stockholders’

equity

amounted to

$5.8 billion

at

March 31,

2025,

compared to

$5.6

billion

at December

31,

2024.

The
Corporation and its

banking subsidiaries continue

to be well-capitalized.

As of March 31,

2025, the Corporation’s

tangible
book value

per common

share was

$72.02, an

increase of

$3.86 from

December 31,

2024. The

Common Equity

Tier

1
Capital ratio at March 31, 2025 was 16.11%, compared

to 16.03% at December 31, 2024.
Refer to Table 1

for selected financial data for the quarters ended March 31, 2025 and March 31, 2024.

Table 1 - Financial highlights
Financial Condition Highlights Ending Balances at Average for the quarter ended
(In thousands)
March 31,
2025

December 31,
2024 Variance
March 31,
2025
March 31,
2024 Variance
Money market investments $ 6,195,028 $ 6,380,948 $ (185,920) $ 6,379,085 $ 6,483,615 $ (104,530)
Investment securities 27,375,396 26,244,977 1,130,419 28,446,090 27,698,252 747,838
Loans

[1]
37,259,109 37,113,075 146,034 37,006,149 35,059,391 1,946,758
Earning assets 70,829,533 69,739,000 1,090,533 71,831,324 69,241,258 2,590,066
Total assets 74,038,606 73,045,383 993,223 74,951,813 72,294,855 2,656,958
Deposits 65,819,255 64,884,345 934,910 65,858,092 64,032,945 1,825,147
Borrowings 1,090,417 1,176,126 (85,709) 959,211 1,056,673 (97,462)
Total liabilities 68,238,911 67,432,317 806,594 67,795,911 66,096,115 1,699,796
Stockholders’ equity 5,799,695 5,613,066 186,629 7,155,902 6,198,740 957,162
Note: Average balances exclude unrealized gains or losses on debt securities available-for-sale and the unrealized loss related to certain securities transferred from available-
for-sale to held-to-maturity.
Operating Highlights Quarter ended March 31,
(In thousands, except per share information) 2025 2024

Variance
Net interest income $ 605,597 $ 550,744 $ 54,853
Provision for credit losses 64,081 72,598 (8,517)
Non-interest income 152,061 163,818 (11,757)
Operating expenses 471,012 483,113 (12,101)
Income before income tax 222,565 158,851 63,714
Income tax expense 45,063 55,568 (10,505)
Net income $ 177,502 $ 103,283 $ 74,219
Net income applicable to common stock $ 177,149 $ 102,930 $ 74,219
Net income per common share - basic $ 2.56 $ 1.43 $ 1.13
Net income per common share - diluted $ 2.56 $ 1.43 $ 1.13
Dividends declared per common share $ 0.70 $ 0.62 $ 0.08
Quarter ended March 31,
Selected Statistical Information 2025 2024
Common Stock Data

End market price
$ 92.37 $ 88.09

Book value per common share at period end
83.75 71.32
Profitability Ratios

Return on average assets
0.96% 0.57%

Return on average common equity
10.07 6.07

Net interest spread (non-taxable equivalent basis)
2.74 2.38

Net interest spread (taxable equivalent basis) -non-GAAP
3.07 2.60

Net interest margin (non-taxable equivalent basis)
3.40 3.16

Net interest margin (taxable equivalent basis) -non-GAAP
3.73 3.38
Capitalization Ratios

Average equity to average assets
8.99% 8.57%

Common equity Tier 1 capital
16.11 16.36

Tangible common book value per common share (non-GAAP)

[2]
72.02 60.06

Return on average tangible common equity

[2]
11.36 6.90

Tier 1 capital
16.17 16.42

Total capital
17.92 18.19

Tier 1 leverage
8.50 8.45
[1] Includes loans held-for-sale.
[2] Refer to Table 10 for reconciliation to GAAP financial measures.

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

the impact

of
certain non-recurring or infrequent

transactions need to be

excluded from the results

of operations to present

what is
then considered to be “adjusted net

income” of the Corporation. Management

believes that the “adjusted net income”
provides

meaningful

information

about

the

underlying

performance

of

the

Corporation’s

ongoing

operations.

The
“adjusted net income” is a non-GAAP financial measure.
There

were

no

non-GAAP

adjustments

to

net

income

for

the

quarter

ended

March

31,

2025.

The

following

table
presents the Adjusted net income for the quarter ended of March 31, 2024.
Table 2 - Adjusted Net Income for the Quarter Ended March 31, 2024 (Non-GAAP)
(Unaudited)
(In thousands)
Income before

income tax
Income tax
expense
(benefit) Total
U.S. GAAP Net income $158,851 $55,568 $103,283
Non-GAAP Adjustments:
FDIC Special Assessment [1] 14,287 (5,234) 9,053
Adjustments related to intercompany distributions [2] 6,400 16,483 22,883
Adjusted net income (Non-GAAP) $179,538 $44,319 $135,219
[1] Expense recorded during the first quarter of 2024 to increase the estimate recognized during the fourth quarter of 2023 related to the November
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

4 for the quarter ended March
31, 2025, as compared with the same period in 2024, segregated by major categories of interest earning assets and interest-bearing
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
March 31, 2025, and December 31, 2024.

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

Management

has

discussed

the

development

and

selection

of

the

critical

accounting

estimates

with

the

Corporation’s

Audit
Committee. The Corporation has identified

as critical accounting estimates

those related to: (i) Fair Value

Measurement of Financial
Instruments;

(ii)

Loans

and

Allowance

for

Credit

Losses;

(iii)

Income

Taxes;

(iv)

Goodwill

and

Other

Intangible

Assets;

and

(v)
Pension and

Postretirement Benefit

Obligations. For

a summary

of these

critical accounting

estimates, refer

to the

MD&A included
in

the

2024

Form

10-K.

Also,

refer

to

Note

2

to

the

Consolidated

Financial

Statements

included

in

the

2024

Form

10-K

for

a
summary of the Corporation’s significant

accounting policies and to Note 3 to

the Consolidated Financial Statements included in

this
Form 10-Q for information on recently adopted accounting standard updates.
STATEMENT

OF OPERATIONS ANALYSIS
NET INTEREST INCOME
The Corporation’s

net interest

income (“NII”)

for the

quarter ended March

31, 2025

was $605.6

million, compared

to
$550.7 million for the same

quarter of 2024, an increase

of $54.9 million. Net interest

income on a taxable equivalent
basis for the

first quarter of

2025 was $663.9

million, an increase

of $74.3 million.

Net interest margin

for the quarter
was 3.40%,

an increase

of 24

basis points.

On a

taxable equivalent

basis, net

interest margin

for the

first quarter

of
2025 was

3.73% or

35 basis points

higher. When

compared to

the same

period in 2024,

the increase in

net interest
margin

was

related

to

higher

average

interest-bearing

deposits

resulting

from

strategic

efforts

focused

on

deposit
retention and the launch of a

new product for mass affluent

customers in BPPR during the fourth

quarter of 2024, the
re-pricing of

certain high-cost

deposits that

are market

linked such

as the

P.R

public deposits,

stable low-cost

core
deposits,

higher

re-investment

activity

mainly

of

U.S.

Treasury

investment

securities

at

higher

yields,

and

higher
average loan

balances in

most portfolios.

The main

drivers of

net interest

income on

a taxable

equivalent basis

for
the first quarter of 2025 were:
●

higher income

from US

Treasury securities

by $32.4

million, due

to higher

investment activity

with average
balances increasing by $775.7 million when compared to the first quarter of 2024, at higher yield by 52 basis
points,

●

higher income

from loans

by $31.2

million resulting

from higher

average balances

by $1.9

billion, mainly

in
the commercial portfolio by

$875.9 million, mortgage portfolio

by $444.6 million, the construction

portfolio by
$317.2

million

and

the

auto

portfolio

by

$144.2

million.

Loan

yields

for

the

auto,

leasing,

and

mortgage
portfolios

increased

when

compared

to

the

first

quarter

of

2024

and

mitigated

the

impact

in

net

interest
income of

the reduction

in yield

of the

commercial portfolio,

mainly due

to adjustable

rate loans,

and lower
yields in

the construction

portfolio in

Popular U.S.

When combined,

the loan

portfolio yield

remained flat

at
7.48%; and
●

lower

interest

expense

on

deposits

during

the

first

quarter

of

2025

by

$31.6

million

or

24

basis

points.
Average total interest-bearing

deposits increased by $2.2

billion, compared to

the first quarter

of 2024 while
the

cost

of

interest-bearing

deposits

decreased

by

35

basis

points.

This

reduction

was

mainly

due

to

the
repricing of

P.R

public deposits

which decreased

by 87

basis points

to 3.32%

and the

repricing of

non-PR
public deposit demand and

savings accounts, partially offset

by higher average balances

of time deposits in
PB by $679.1 million that when combined resulted in higher cost of time deposits by 23 basis points;

partially offset by:

●

lower interest

income from

money market

investments by

$18.4 million

or 103

basis points

mainly due

the
combination

of

lower

yield

resulting

from

the

decline

in

the

Federal

Funds

rates,

combined

with

lower

average volume

driven by

higher re-investment

activity in

U.S. Treasuries

and funds

used to

support loan
origination activity.
Net interest

income for

the Banco

Popular de

Puerto Rico

(“BPPR”) segment

amounted to

$521.9 million

during the
first quarter of 2025,

$49.1 million higher when

compared to $472.8 million

for the same quarter

of 2024. Net interest
margin

increased

30

basis

points

to

3.63%.

Total

deposits

cost

for

the

quarter

was

1.55%.

The

increase

in

net
interest

margin

was

driven

by

lower

cost

of

deposits

by

26

basis

points,

higher

loan

portfolio

average

balances

of
$1.5 billion

mainly in

the commercial,

mortgage and

auto portfolios,

and higher

yield of

investment securities

by 19
basis points,

partially offset

by lower

income in

money market

investments due

to lower

average balances

and yield
by $284.5 million and 95 basis points, respectively. The cost of interest-bearing deposits in BPPR decreased 38 basis points

to

2.06%

driven

by

lower

cost

of

P.R.

public

deposits,

partially

offset

by

higher

cost

of

time

deposits

as
previously described above.

Net

interest

income

for

Popular

Bank

(“PB”,

or

“Popular

U.S.”)

segment

was

$92.9

million

for

the

quarter

ended
March 31, 2025, $8.1

million higher when compared

to the first

quarter of 2024,. Net

interest margin increased by

15
basis points to 2.74% when compared to

the first quarter of 2024. Total

cost of deposits decreased 31 basis points

to
3.09%.

The

increase

in

the

net

interest

margin

was

mainly

driven

by

lower

deposit

costs

in

most

interest-bearing
deposit products by

38 basis points,

higher average balance

and yield in

investment securities by

$144.1 million and
29 basis point, higher

average loan portfolio

balance by $455.3 million,

mainly in commercial

and construction loans,
with a

flat yield

when compared

with the

same period

in 2024,

partially offset

by lower

income from

money market
investments due to the decline in the Federal Funds rate.

Table 3 - Analysis of Levels & Yields on a Taxable Equivalent Basis (Non-GAAP)
Quarter ended March 31,
Variance
Average Volume Average Yields / Costs Interest Attributable to
2025 2024 Variance 2025 2024

Variance
2025 2024 Variance Rate Volume
(In millions) (In thousands)
$ 6,379 $ 6,484 $ (105) 4.46% 5.49% (1.03) % Money market investments $ 70,166 $ 88,516 $ (18,350) $ (16,944) $ (1,406)
28,415 28,308 107 3.14 2.71 0.43 Investment securities [1] 220,435 191,103 29,332 27,299 2,033
31 33 (2) 5.82 3.75 2.07
Trading securities

440 311 129 156 (27)
Total money market,

investment and trading
34,825 34,825 - 3.38 3.23 0.15 securities 291,041 279,930 11,111 10,511 600
Loans:
18,489 17,613 876 6.71 6.84 (0.13) Commercial 305,968 299,504 6,464 (8,172) 14,636
1,309 992 317 8.11 8.96 (0.85) Construction 26,190 22,100 4,090 (2,429) 6,519
1,930 1,742 188 7.14 6.74 0.40 Leasing 34,444 29,353 5,091 1,813 3,278
8,168 7,723 445 5.82 5.62 0.20 Mortgage 118,917 108,543 10,374 3,985 6,389
3,203 3,227 (24) 14.04 13.90 0.14 Consumer 110,859 111,490 (631) (196) (435)
3,907 3,763 144 9.12 8.77 0.35 Auto 87,850 82,054 5,796 2,598 3,198
37,006 35,060 1,946 7.48 7.48 - Total loans 684,228 653,044 31,184 (2,401) 33,585
$ 71,831 $ 69,885 $ 1,946 5.49% 5.36% 0.13 % Total earning assets $ 975,269 $ 932,974 $ 42,295 $ 8,110 $ 34,185
Interest bearing deposits:
$ 27,543 $ 25,703 $ 1,840 2.87% 3.63% (0.76) % NOW and money market [2] $ 194,610 $ 232,129 $ (37,519) $ (48,544) $ 11,025
14,510 14,700 (190) 0.87 0.93 (0.06)
Savings

31,304 34,171 (2,867) (2,429) (438)
9,123 8,547 576 3.20 2.97 0.23 Time deposits 71,949 63,196 8,753 3,384 5,369
51,176 48,950 2,226 2.36 2.71 (0.35) Total interest bearing deposits 297,863 329,496 (31,633) (47,589) 15,956
14,682 15,083 (401)
Non-interest bearing demand
deposits
65,858 64,033 1,825 1.83 2.07 (0.24) Total deposits 297,863 329,496 (31,633) (47,589) 15,956
121 84 37 4.77 5.70 (0.93) Short-term borrowings 1,426 1,192 234 (198) 432
Other medium and

862 998 (136) 5.66 5.13 0.53 long-term debt 12,112 12,709 (597) 47 (644)
Total interest bearing
52,159 50,032 2,127 2.42 2.76 (0.34)
liabilities (excluding demand
deposits) 311,401 343,397 (31,996) (47,740) 15,744
4,990 4,770 220 Other sources of funds
$ 71,831 $ 69,885 $ 1,946 1.76% 1.98% (0.22) % Total source of funds 311,401 343,397 (31,996) (47,740) 15,744
Net interest margin/

3.73% 3.38% 0.35%
income on a taxable
equivalent basis (Non-
GAAP)
663,868 589,577 74,291 $ 55,850 $ 18,441
3.07% 2.60% 0.47%

Net interest spread
Taxable equivalent adjustment 58,271 38,833 19,438
Net interest margin/ income
3.40% 3.16% 0.24%
non-taxable equivalent basis
(GAAP)
$ 605,597 $ 550,744 $ 54,853
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
[2] Includes interest bearing demand deposits corresponding to certain government entities in Puerto

Rico.

Provision for Credit Losses - Loans Held-in-Portfolio and Unfunded Commitments
For the

quarter ended

March 31,

2025, the

Corporation recorded

a provision

for credit

losses related

to loans

held-in-portfolio and
unfunded

commitments

of

$63.9

million,

a

decrease

of

$8.2

million,

compared

to

the

same

quarter

of

the

previous

year.

The
provision for the loan

portfolio was $65.2 million,

a decrease of $7.2 million.

For the quarter ended

March 31, 2025, the

Corporation
recorded a

provision for

credit benefit

related to

unfunded commitments

of $1.3

million, driven

by lower

unfunded commitments

at
the PB

segment. Refer

to Note

8 to

the Consolidated

Financial Statements

for details

of the

movement of

the allowance

for credit
losses.

As discussed in Note 8 to the Consolidated Financial Statements, the Corporation estimates the ACL by weighting the outputs of
optimistic, baseline, and pessimistic scenarios. In response to the current economic uncertainty,

the Corporation increased the
probability weight assigned to the pessimistic scenario. The additional reserves generated by this increase as well as the major drivers of the changes in the provision for loan losses by business segment, when compared to the same quarter in 2024,

were as
follows:

●
In the BPPR segment, the provision for loans losses decreased by $8.3 million, to $52.7 million for the quarter ended
March 31, 2025. The increase in the probability weight assigned to the pessimistic scenario generated $11.3 million in
additional reserves. However, lower net charge-offs by

$9.5 million, mainly in commercial and consumer loans,
contributed to offsetting the impact of the increase in probability weights assigned to the pessimistic scenario.

Lower loan
volumes and improvement in credit quality for commercial and consumer loans also contributed to a lower provision for
loan losses when compared to the first quarter of 2024.
●
In the Popular U.S. segment, the provision for loans losses increased by $1.2 million when compared to March 31, 2024, to $12.5 million for the quarter ended March 31, 2025. The increase in the probability weight assigned to the pessimistic scenario accounts for approximately $6.9 million of the $12.5 million provision expense. Excluding the effect of the
increase in probability weights, the provision for loan losses for the Popular U.S. segment shows a reduction of approximately $5.7 million when compared to the first quarter of 2024. This reduction is mainly driven by stable credit quality in the commercial portfolio and lower net charge-offs for consumer loans.

At March

31, 2025,

the total

allowance for

credit losses

for loans

held-in-portfolio amounted

to $762.1

million, compared

to $746.0
million as of December 31, 2024. The ratio of the allowance

for credit losses to loans held-in-portfolio was 2.05% at March

31, 2025,
compared to 2.01%

at December 31,

2024. Refer to

Note 8 to

the Consolidated Financial

Statements, for additional

information on
the

Corporation’s

methodology

to

estimate

its

ACL.

Refer

to

the

Credit

Risk

section

of

this

MD&A

for

a

detailed

analysis

of

net
charge-offs, non-performing assets, the allowance for credit losses and selected loan losses statistics.
Non-Interest Income
Non-interest

income

was

$152.1

million

for

the

first

quarter

of

2025,

a

decrease

of

$11.8

million

when

compared

with

the

same
quarter

of

the

previous

year.

The

variance

in

non-interest

income

was

primarily

due

to

lower

other

operating

income

by

$12.0
million, mainly

due to

lower fee

income and

to lower

daily car

rental revenue

by $4.9

million and

lower gains

from the

sale of

car
rental units

by $3.4

million, both

due to

the sale

completed by

Popular Auto

LLC, a

wholly-owned subsidiary

of Banco

Popular de
Puerto Rico, of its daily car rental business during the fourth quarter of 2024.
Operating Expenses
Operating expenses

of $471.0

million for

the quarter

ended March

31, 2025

decreased by

$12.1 million

when compared

with the
same quarter

of 2024.

Excluding the

$6.4 million

interest expense

related to

prior period

taxes and

the $14.3

million impact

of the
FDIC Special Assessment

in the first

quarter of 2024

total operating expenses

for the first

quarter of 2025

were $8.6 million

higher.
Factors that contributed to the variance in operating expenses were:
●

higher other taxes expense

by $4.4 million mainly

due to higher regulatory

examination fees and an

increase in municipal
license tax in Puerto Rico;

●

higher technology

and software

expenses by

$4.2 million

mainly due

to higher

software amortization

expense related

to
transformation initiatives;
●

higher other

processing

and transactional

services expenses

by $2.8

million mainly

due to

higher merchant

processing
expenses due to higher volume of transactions and higher debit and credit card issuance costs;
●

higher

business

promotion

expenses

by

$2.7

million

mainly

due

to

higher

customer

rewards

programs

expense

in

our
credit card business; and
●

lower other real estate owned (OREO) benefit by $2.0 million mainly due to lower gain on sale of mortgage properties;
partially offset by:
●

lower equipment expense

by $4.3 million,

mainly due to a

decrease in daily

rental vehicle fleet

depreciation as a

result of
the vehicles sold as part of the daily car rental business transaction;
●

lower personnel

cost by

$2.7 million

mainly due

to a

decrease in

health insurance

costs by

$2.8 million,
offset by

higher
salaries due to a higher headcount and salary increases; and
●

lower professional fees by $2.1 million mainly due to lower advisory expenses related to corporate initiatives.

Table 4 - Operating Expenses
Quarters ended March 31,
(In thousands) 2025 2024 Variance
Personnel costs:
Salaries $ 130,950 $ 129,384 $ 1,566
Commissions, incentives and other bonuses 37,986 38,611 (625)
Pension, postretirement and medical insurance 14,566 17,385 (2,819)
Other personnel costs, including payroll taxes 29,211 29,997 (786)
Total personnel costs 212,713 215,377 (2,664)
Net occupancy expenses 27,218 28,041 (823)
Equipment expenses 5,302 9,567 (4,265)
Other taxes 18,725 14,375 4,350
Professional fees 26,825 28,918 (2,093)
Technology and software expenses 83,668 79,462 4,206
Processing and transactional services:
Credit and debit cards 12,926 12,144 782
Other processing and transactional services 24,855 22,050 2,805
Total processing and transactional services 37,781 34,194 3,587
Communications 4,904 4,557 347
Business promotion:
Rewards and customer loyalty programs 16,365 14,056 2,309
Other business promotion 7,310 6,933 377
Total business promotion 23,675 20,989 2,686
Deposit insurance 10,035 23,887 (13,852)
Other real estate owned (OREO) expense (income) (3,330) (5,321) 1,991
Other operating expenses:
Operational losses 6,138 3,561 2,577
All other 16,761 24,711 (7,950)
Total other operating expenses 22,899 28,272 (5,373)
Amortization of intangibles 597 795 (198)
Total operating expenses $ 471,012 $ 483,113 $ (12,101)
Income Taxes
For the

quarter ended

March 31,

2025, the

Corporation recorded

an income

tax expense

of $45.1

million and

an ETR

of 20.2%,
compared to $55.6

million and an

ETR of 35.0%

for the same

period of year

2024. The lower

income tax expense

of $10.5 million,
when compared

to the

same

period

of 2024,

is

due

to certain

tax

withholding

expenses

of $22.9

million

related to

intercompany
distributions for years 2014-2024,

as disclosed in Note 34

to the Consolidated Financial

Statements in the Corporation’s

2024 Form
10K. This

was

partially

offset

due

to higher

income

before

tax,

net

of higher

exempt

income,

recorded

during

the

first

quarter

of
2025.

Excluding

the

impact

of

the

withholding

tax

liabilities

and

the

additional

expense

related

to

the

FDIC

Special

Assessment
during the first quarter of 2024, the ETR would have been 24.7%.
At March 31, 2025, the Corporation

had a net deferred tax asset amounting

to $885.8 million, net of a valuation

allowance of $462.5
million. The net deferred tax asset related to the U.S. operations was $247.0 million, net of a valuation allowance of $386.9

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

The Corporate

group reported

a net

loss of

$3.6 million

for the

quarter ended

March 31,2025,

compared with

a net

loss of

$25.4
million for the same quarter of the previous year. The positive variance was attributed to the $22.9 million adjustment recorded in the first

quarter

of

2024

to

recognize

the

tax

impact

associated

with

prior

period

intercompany

distributions

and

the

additional

$6.5
million

for

the

tax

impact

of

intercompany

distributions

paid

during

that

quarter

2024.

There

were

no

intercompany

distributions
between the U.S. subsidiaries and the BHC during the first quarter of 2025.
Highlights on the earnings results for the reportable segments are discussed below:
Banco Popular de Puerto Rico

The

Banco

Popular

de

Puerto

Rico

reportable

segment’s

net

income

amounted

to

$165.9

million

for

the

quarter

ended

March
31,2025, compared

with net

income of

$121.3 million

for the same

quarter of

the previous

year. The

factors that

contributed to

the
variance in the financial results included the following:

●

Higher net interest income by $49.1 million mainly due to:
●

lower

interest

expense

on

deposits

by

$30.8

million,

or

38

basis

points;

mainly

due

to

the

re-pricing

of

P.R
public

deposits,

which

decreased

by

28.7

million

or

87

basis

points,

and

the

repricing

of

demand

deposit
accounts;
●

higher interest income from

loans by $22.4 million;

mainly due to higher

average balances from mortgage,

auto
and commercial

loans; lower

yields resulting

from the

repricing of

commercial loans

were partially

offset

by a
higher yield from the auto loans and leases portfolio; and
●

higher interest

income from

investment securities

by $11.3

million, or 23

basis points,

due to higher

yields and
higher average balances due to the investment in U.S. Treasuries;
partially offset by:
●

lower interest

income from

money market

and investment

securities by

$15.9 million,

or 95

basis point;

due to
lower

average

balances

as

the

liquidity

was

deployed

to

purchase

investment

securities

and

investment

in
loans, and lower yields due to the decline in the Federal Funds rates.
The

net

interest

margin

for

the

quarter

ended

March

31,2025

was

3.63%

compared

to

3.33%

for

the

same

quarter

in

the
previous year.

The increase

in net

interest margin

is driven

by the

earnings assets

mix and

the higher

yields from

investment
securities and lower cost of deposits, partially offset by lower yields from money market investments.
●

A provision

for loan losses

of $52.7 million

in 2025, compared

to a

provision of

$61.0 million

in the quarter

ended March
31, 2024,

or a

favorable variance

of $8.3

million, due

to lower

provision

expense mainly

for commercial

and consumer
loans

driven

by

lower

NCOs

and

lower

volumes,

partially

offset

by

adjustments

to

cover

for

the

uncertainties

in

the
economic outlook;
● A higher provision for unfunded commitments by $0.9 million driven by the commercial portfolio;
●

Non-interest income was lower by $8.2 million mainly due to:
●

lower

other

operating

income

by

$9.6

million

mostly

due

to

a

decrease

in

daily

revenue

by

$4.9

million

and
lower gains from the

sale of car rental

units by $3.4 million,

both due to the sale

of the daily car

rental business
completed by Popular Auto LLC, during the fourth quarter of 2024; and lower service fee income by $1.3 million.

partially offset by:
●

higher service charges on deposit accounts by $1.4 million mainly due to non-balance compensation fees.
●

Lower operating expenses by $2.8 million mostly due to:
●

lower

deposit

insurance

expense

by

$12.4

million

mostly

due

to

FDIC

Special

Assessment

of

$12.7

million
recorded in the first quarter of 2024;
●

lower equipment expenses

by $4.2 million

mainly due to

a decrease in

daily rental vehicle

fleet depreciation as
a result of the sale of the daily car rental business; and
●

lower personnel

costs by

$1.6 million

driven by

a decrease

in health

insurance costs;

partially offset

by higher
salaries due to higher headcount and salary increases;
partially offset by
●

higher other operating taxes by $4.2 million mainly due to higher regulatory examination fees and an increase in
municipal license tax;
●

higher

processing

and

transactional

services

expenses

by

$3.6

million

due

to

higher

merchant

processing
expenses and higher debit and credit card issuance costs;
●

higher

business

promotions

by

$2.3

million

due

to

higher

customer

rewards

expense

from

our

credit

cards
business;
●

higher other operating expenses by $2.1

million driven by the release of a

mortgage servicing related reserve in
2024;
●

lower net recoveries from OREO by $2.0 million mainly due to lower gain on sale of mortgage properties; and
●

higher technology

and software expenses

by $1.0 million

mainly due to

higher amortization

of software related
to transformation initiatives.
●

Higher income

tax expense

by $6.2

million is

mainly due

to higher

income before

tax; partially

offset

by higher

exempt
income and other tax credits recorded during the first quarter of 2025.

Popular U.S.
For the

quarter ended

March 31,

2025, the

reportable segment

of Popular

U.S. reported

a net

income of

$14.8 million,

compared
with

a

net

income

of

$7.0

million

for

the

same

quarter

of

the

previous

year.

The

factors

that

contributed

to

the

variance

in

the
financial results included the following:
●

Higher net interest income by $8.1 million due to:
●

higher interest

income from

loans by

$5.6 million,

or 2

basis points,

mainly from

growth in

the commercial

and
construction portfolios;
●

lower interest

expense

on deposits

by $4.5

million mainly

due to

lower costs

on savings

accounts and

NOW
accounts; and

●

higher interest income

from investment securities

by $2.0 million

mainly due to

higher average balance

of U.S.
Treasury securities;
partially offset by:
●

lower

interest

income

from

money

market

investment

by

$4.0

million

due

to

lower

yields

as

a

result

of

the
decrease in short term rates.
The net interest

margin for the

quarter ended

March 31, 2025

was 2.74% compared

to 2.59% for

the same quarter

in the previous
year driven by lower cost of deposits.
●

An

unfavorable

variance

of

$1.2

million

on

the

provision

for

loan

losses

mainly

due

to

a

adjustments

to

cover

the
uncertainty in the economic outlook, offset by credit quality metrics and lower net change offs for consumer loans;
●

A favorable variance of $2.0 million in the provision for unfunded commitments mainly related to the construction portfolio

;

●

Lower operating expenses by $3.1 million mostly due to:

●

lower personnel costs expense by $1.7 million due to lower vacations accrual;
●

lower deposit

insurance expense

by $1.5

million mostly

due to

FDIC Special

Assessment adjustment

of $1.6
million recorded in the first quarter of 2024; and
●

lower other operating expenses by

$0.5 million due to lower operational

losses of $1.2 million; partially

offset by
charges allocated from the Corporate group by $1.0 million.
●

Higher income tax expense by $3.2 million due to higher net income before tax.
STATEMENT

OF FINANCIAL CONDITION ANALYSIS

Assets
The Corporation’s total

assets were $74.0 billion

at March 31, 2025,

compared to $73.0 billion

at December 31, 2024.

The variance
in total assets

of $1.0 billion

was driven by

an increase in

debt securities

available-for-sale (“AFS”) and

loan growth, partially

offset
by a decrease

in money market

investments and Debt

securities held-to-maturity

(“HTM”). Refer to

the Consolidated Statements

of
Financial Condition included in this report and to the following narrative for additional information.
Money market investments and investment securities
Money market investments decreased by $185.9 million as of March 31, 2025, when compared to December 31,

2024, driven by the
deployment

of

funds

to

purchase

investments

in

U.S.

Treasury

securities

and

support

loan

growth.

AFS

increased

$1.2

billion,
mainly due to

investment in U.S.

Treasury Securities

and the decrease

in the unrealized

losses of AFS

securities of $169.0

million,
partially offset

by maturities

and principal

paydowns. HTM

decreased by

$109.4 million

driven by

maturities, partially

offset by

the
amortization of

$45.3 million

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

Loans held-in-portfolio increased

by $146.4 million to

$37.3 billion at March

31, 2025,

compared to December 31,

2024, mainly due
to an increase

of $200.8

million in

the PB

segment across

most portfolios,

particularly commercial

and construction

loans, partially
offset by

a decrease

of $54.4

million in

the BPPR

segment, mainly

in the

commercial portfolio,

driven by

certain large

relationship
prepayments during the first quarter of 2025.
Despite growing uncertainty about the economic outlook, demand for credit in

BPPR remains strong. Loan growth in the quarter was
slower

after

a

very

strong

origination

activity

during

the

fourth

quarter

in

2024.

Mortgage

loan

balances

at

BPPR

increased

by
$136.1 million

in the first

quarter, driven

primarily by

home purchase

activity and

auto loan

and lease

balances increased

by $21.1
million compared to

the fourth quarter as

demand for new cars

continued to be strong

in Puerto Rico.

In PB, demand for

credit was
stable

during

the

first

quarter

as

we

continued

to

benefit

from

draws

from

ongoing

construction

projects

and

loan

growth

in

our
healthcare and community

association lending businesses.

Nonetheless, the impact

of trade and

tariff policies

on economic activity
may affect loan demand as uncertainty on the short-term economic outlook exists.

Table 5 - Loans Ending Balances
(In thousands)
March 31, 2025 December 31, 2024 Variance
Loans held-in-portfolio:
Commercial

Commercial multi-family
$ 2,374,915 $ 2,399,620 $ (24,705)

Commercial real estate non-owner occupied
5,540,603 5,363,235 177,368

Commercial real estate owner occupied
2,956,559 3,157,746 (201,187)

Commercial and industrial
7,693,523 7,741,562 (48,039)
Total Commercial 18,565,600 18,662,163 (96,563)
Construction 1,358,979 1,263,792 95,187
Leasing 1,949,705 1,925,405 24,300
Mortgage 8,273,753 8,114,183 159,570
Consumer

Credit cards

1,187,777 1,218,079 (30,302)

Home equity lines of credit
77,109 73,571 3,538

Personal

1,850,023 1,855,244 (5,221)

Auto
3,820,242 3,823,437 (3,195)

Other
170,844 171,778 (934)
Total Consumer

7,105,995 7,142,109 (36,114)
Total loans held-in-portfolio $ 37,254,032 $ 37,107,652 $ 146,380
Loans held-for-sale:

Mortgage
$ 5,077 $ 5,423 $ (346)
Total loans held-for-sale $ 5,077 $ 5,423 $ (346)
Total loans $ 37,259,109 $ 37,113,075 $ 146,034

Other assets
Other assets

amounted to

$1.7 billion

at March

31, 2025,

a decrease

of $55.2

million when

compared to

$1.8 billion

at December
31, 2024.

The variance

was mainly

driven by

a decrease

in net

deferred tax

assets of

approximately $38.9

million due

to positive
changes

in

the

valuation

of

AFS

securities,

a

reduction

in

unsettled

trade

receivables

of

$14.6

million

related

to

proceeds

from
maturities of U.S. Treasury

securities,

and lower prepaid taxes

by $8.1 million, partially

offset by an increase

in capitalized software
costs

of

approximately

$22.6

million

mainly

related

to

transformation

initiatives.

Refer

to

Note

12

to

the

Consolidated

Financial
Statements for a

breakdown of the

principal categories that

comprise the caption

of “Other Assets”

in the Consolidated

Statements
of Financial Condition at March 31, 2025 and December 31, 2024.

Liabilities
The Corporation’s

total liabilities were

$68.2 billion at

March 31, 2025,

an increase of

$806.6 million, when

compared to December
31, 2024. The following is a discussion of the significant changes in liabilities.
Deposits and Borrowings
Total Deposits
The Corporation’s

deposits totaled $65.8

billion as of

March 31, 2025,

compared to

$64.9 billion as

of December 31,

2024. Ending
deposit balances increased by $934.9 million, while

average balances grew by $1.6 billion. Average

deposit balance, excluding P.R.
public deposits,

increased by

$663.7 million.

At the

end of

the first

quarter of

2025, Puerto

Rico public

deposits were

$19.6 billion,
an

increase

of

approximately

$159.2

million

when

compared

to

the

previous

quarter.

P.R

public

deposits

represent

30%

of

total
deposits and

are expected

to continue

to range

in the

short term

between $18

billion and

$20 billion.

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
of

fiscal

and

debt

adjustment

plans

approved

pursuant

to

PROMESA

or

other

actions

mandated

by

the

Fiscal

Oversight

and
Management Board for Puerto Rico

(the “Oversight Board”). Additionally,

the Trump Administration is

conducting a review of federal
funding, which could

entail a reduction

in federal funding

available for Puerto

Rico. P.R

public deposits costs

are generally indexed
to changes in short-term market rates with a one-quarter lag, in accordance with contractual terms. As a result, these deposits’ costs
have typically lagged variable asset repricing. These deposits require that the bank pledge high credit quality securities

as collateral;
therefore, liquidity risks arising from deposit outflows are lower.

At BPPR, excluding

Puerto Rico public

deposits, ending and average

deposits each grew

by approximately $400

million and at PB,
ending

deposit

balances

increased

by

approximately

$250

million,

net

of

intercompany

activity.

Total

deposits

continue

to

be

on
average higher than pre-pandemic balances by approximately 35%.
The volume and cost of P.R.

public deposits and the proportion of high-cost

deposits in the U.S, directly impact

the balance and mix
of earning assets and therefore represent a key factor in the Corporation’s ability to expand its net interest margin.

Refer to Table 6

for a breakdown of the Corporation’s deposits at March 31, 2025 and December 31, 2024.

Table 6 - Deposits Ending Balances
(In thousands) March 31, 2025 December 31, 2024 Variance
Deposits excluding P.R. public deposits:

Demand deposits
$ 15,160,801 $ 15,139,555 $ 21,246

Savings, NOW and money market deposits (non-brokered)
21,855,151 21,177,506 677,645

Savings, NOW and money market deposits (brokered)
822,065 736,225 85,840

Time deposits (non-brokered)
7,545,252 7,476,924 68,328

Time deposits (brokered CDs)
813,326 890,704 (77,378)
Sub-total deposits excluding P.R. public deposits 46,196,595 45,420,914 775,681
P.R. public deposits:

Demand deposits

[1]
11,157,254 11,730,273 (573,019)

Savings, NOW and money market deposits (non-brokered)
7,655,847 7,087,904 567,943

Time deposits (non-brokered)
809,559 645,254 164,305
Sub-total P.R. public deposits 19,622,660 19,463,431 159,229
Total deposits $ 65,819,255 $ 64,884,345 $ 934,910
[1] Includes interest bearing demand deposits.

Borrowings
The Corporation’s

borrowings totaled

$1.1 billion at

March 31,

2025 compared

to $1.2 billion

at December 31,

2024. Refer

to Note
15

to

the

Consolidated

Financial

Statements

for

detailed

information

on

the

Corporation’s

borrowings.

Also,

refer to

the

Liquidity
section in this MD&A for additional information on the Corporation’s funding sources.
Stockholders’ Equity
Stockholders’ equity

totaled $5.8

billion at

March 31,

2025, an

increase of

$186.6 million

when compared

to December

31, 2024.
The increase was

principally due to

net income for

the quarter ended

March 31, 2025

of $177.5 million,

coupled with a

decrease in
net unrealized

losses in

the portfolio

of AFS

securities of

$140.2 million

and the

amortization of

unrealized losses

from securities
previously

reclassified

to

HTM

of

$36.2

million,

net

of

taxes,

partially

offset

by

an

increase

in

Treasury

Stock

of

$117.6,

million,
mainly

due

to

the

repurchase

of

1.3

million

shares

of

common

stock

for

$122.3

million

during

the

first

quarter

of

2025,

and

the
common and

preferred dividends

declared during

the quarter

of $48.8

million.

Refer to

the Consolidated

Statements

of Financial
Condition, Comprehensive Income and Changes in Stockholders’ Equity for information on the composition of stockholders’

equity.
The composition of the Corporation’s financing to total assets at March 31, 2025 and December 31, 2024 is included in Table

7.

Table 7 - Financing to Total Assets
March 31,
December 31,

% (decrease) increase % of total assets
(Dollars in millions) 2025 2024 from 2023 to 2024 2025 2024
Non-interest bearing core deposits $ 15,161 $ 15,139 0.1% 20.5% 20.7%
Interest-bearing core deposits 45,386 44,622 1.7 61.3 61.1
Interest-bearing other deposits 5,272 5,123 2.9 7.1 7.0
Repurchase agreements 57 55 3.6 0.1 0.1
Other short-term borrowings 200 225 (11.1) 0.3 0.3
Notes payable 833 896 (7.0) 1.1 1.2
Other liabilities 1,330 1,372 (3.1) 1.8 1.9
Stockholders’ equity 5,800 5,613 3.3 7.8 7.7

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
of March 31, 2025, the

Corporation’s, BPPR’s and

PB’s capital ratios continue

to exceed the minimum requirements

for being “well-
capitalized” under the Basel III capital rules.

The

risk-based

capital

ratios

presented

in

Table

8,

which

include

common

equity

tier

1,

Tier

1

capital,

total

capital

and

leverage
capital as of March 31, 2025 and December 31, 2024.
Table 8 - Capital Adequacy Data

(Dollars in thousands)

March 31, 2025

December 31, 2024

Common equity tier 1 capital:

Common stockholders equity - GAAP basis $ 5,777,552 $ 5,590,923
CECL transitional amount

[1]
- 42,375
AOCI related adjustments due to opt-out election 1,411,976 1,589,875
Goodwill, net of associated deferred tax liability (DTL) (655,427) (657,181)
Intangible assets, net of associated DTLs (6,229) (6,826)
Deferred tax assets and other deductions

(232,043) (296,374)
Common equity tier 1 capital $ 6,295,829 $ 6,262,792
Additional tier 1 capital:
Preferred stock 22,143 22,143
Additional tier 1 capital $ 22,143

$ 22,143
Tier 1 capital $ 6,317,972

$ 6,284,935

Tier 2 capital:
Trust preferred securities subject to phase in as tier 2 192,674 192,674
Other inclusions (deductions), net 491,840 490,594
Tier 2 capital $ 684,514 $ 683,268
Total risk-based capital

$ 7,002,486

$ 6,968,203

Minimum total capital requirement to be well capitalized $ 3,907,746

$ 3,907,346

Excess total capital over minimum well capitalized $ 3,094,740

$ 3,060,857

Total risk-weighted assets $ 39,077,458

$ 39,073,462

Total assets for leverage ratio $ 74,291,505

$ 72,593,464

Risk-based capital ratios:

Common equity tier 1 capital 16.11% 16.03%

Tier 1 capital

16.17

16.08

Total capital

17.92

17.83

Tier 1 leverage

8.50

8.66

[1] The CECL transitional amount includes the impact of Popular's adoption of the new CECL accounting standard on January 1, 2020.

The Basel

III capital

rules provide

that a

depository institution

is deemed

to be

well capitalized

if it

maintains a

leverage ratio

of at
least 5%,

a common

equity Tier

1 ratio

of at

least 6.5%,

a Tier

1 capital

ratio of

at least

8% and

a total

risk-based ratio

of at

least
10%. The

Corporation, BPPR

and PB

leverage ratio,

common equity

Tier 1

ratio and

Tier 1

capital ratio,

respectively as

of March
31, 2025, continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

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
to phase

out the

aggregate amount

of the

capital benefit

provided during

the initial

two-year delay.

In the

first quarter

of 2025,

the
Corporation had phased-in all the cumulative CECL deferral over the three-year transition period.
The increase in the common equity Tier I

capital ratio, Tier I capital ratio, and total capital

ratio as of March 31, 2025 as compared to
December

31,

2024

was

mainly

due

to

the

three

months

period

earnings,

partially

offset

by

the

repurchase

of

shares

under

the
common stock authorization plan

and common stock dividends.

The decrease in the leverage

capital ratio was mainly

due to higher
average assets, which mostly did not have a significant impact on the risk-weighted assets,

partially offset by the period earnings.
Reconciliation to Tangible Common Equity

and Tangible Assets
Table

9 provides

a reconciliation

of total

stockholders’ equity

to tangible

common equity

and total

assets to

tangible assets

as of
March 31, 2025, and December 31, 2024.

Table 9 - Reconciliation of Tangible Common Equity and Tangible Assets
(In thousands, except share or per share information) March 31, 2025 December 31, 2024
Total stockholders’ equity $ 5,799,695 $ 5,613,066
Less: Preferred stock (22,143) (22,143)
Less: Goodwill (802,954) (802,954)
Less: Other intangibles (6,229) (6,826)
Total tangible common equity $ 4,968,369 $ 4,781,143
Total assets

$ 74,038,606 $ 73,045,383
Less: Goodwill (802,954) (802,954)
Less: Other intangibles (6,229) (6,826)
Total tangible assets $ 73,229,423 $ 72,235,603
Tangible common equity to tangible assets 6.78% 6.62%
Common shares outstanding at end of period 68,984,148 70,141,291
Tangible book value per common share $ 72.02 $ 68.16
Quarterly average
Total stockholders’ equity [1] $ 6,785,208 $ 6,620,766
Average unrealized (gains) losses on AFS securities transferred to HTM

370,695 505,791
Adjusted total stockholder's equity 7,155,903 7,126,557
Less: Preferred Stock (22,143) (22,143)
Less: Goodwill (802,953) (804,411)
Less: Other intangibles (6,585) (7,288)
Total tangible common equity $ 6,324,222 $ 6,292,715
Return on average tangible common equity 11.36% 11.22%

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

$19.5

billion

and

$7.6

billion,
respectively,

as of

March 31,

2025. Other

assets subject

to market

risk include

loans held-for-sale,

which amounted

to $5

million,
mortgage servicing

rights (“MSRs”)

which amounted

to $105

million, and

securities classified

as “trading”,

which amounted

to $28
million, each as of March 31, 2025.

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
The Corporation processes

NII simulations under

interest rate scenarios

in which the

yield curve is

assumed to rise

and decline by
the same

magnitude (parallel

shifts). The

rate scenarios

considered in

these market

risk simulations

include instantaneous

parallel
changes

of

-100,

-200,

+100,

and

+200

basis

points

during

the

succeeding

twelve-month

period.

Assumptions

included

in

these
analyses

include

that

the

balance

sheet

remains

flat,

relative

levels

of

market

interest

rates

across

all

yield

curve

points

and
indexes, interest rate

spreads, loan prepayments

and deposit elasticity.

Thus, they should

not be relied

upon as indicative

of actual
results

and

do

not

contemplate

actions

that

management

may

engage

in

as

a

response

to

future

changes

in

interest

rates.
Additionally,

the Corporation

is also

subject to

the risk

inherent in

the use

of different

rate indexes

for the

repricing of

assets and
liabilities, as

well the risk

of pricing lags

due to contractual

or timing differences

between the market

and management response

to
changes

in

the

rate

environment.

These

forward-looking

computations

are

management’s

best

estimate

based

on

known

and
available information and actual results

may differ. The

following table presents the results of

the simulations at March 31, 2025 and
December 31, 2024, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:

Table 10 - Net Interest Income Sensitivity (One Year Projection)
March 31, 2025 December 31, 2024
(Dollars in thousands) Amount Change Percent Change Amount Change Percent Change
Change in interest rate
+200 basis points 49,759 1.94 44,747 1.78
+100 basis points 24,206 0.94 22,917 0.91
-100 basis points (26,216) (1.02) 9,157 0.36
-200 basis points (46,432) (1.81) 588 0.02
As of March 31, 2025, NII simulations show the Corporation maintains an asset sensitive position that is fairly symmetric in the rising
declining

and

rates

scenarios.

Sensitivity

variation

and

the

resulting

sensitivity

profile

are

mainly

driven

by

updated

deposit

beta
model assumptions that reflect lower elasticity in

declining rate scenarios, combined with changes in

balance sheet composition that
primarily

include

a

rise

in

short-term

U.S

Treasury

Bills

(“T-

Bills”)

and

growth

in

low-cost

retail

and

commercial

deposits,

while
market-linked

Puerto

Rico

public

sector

deposits

remained

relatively

unchanged.

In

more

severe

declining

rate

scenarios,

the
reduction in net interest income

is driven by the updated

deposit beta assumptions that

generate higher interest expense

estimates,
combined with a decline in

interest income due to the

repricing of short-term assets

and variable rate loans. In

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
At March 31,

2025,

the Corporation held

trading securities

with a fair

value of $28

million, representing approximately

0.04% of the
Corporation’s total

assets, compared

with $33

million and

0.05%, respectively,

at December

31, 2024.

As shown

in Table

11,

the
trading portfolio

consists principally

of mortgage-backed

securities and

U.S. Treasuries,

which at

March 31,

2025 were

investment
grade securities.

Table 11 - Trading

Portfolio
March 31, 2025 December 31, 2024
(Dollars in thousands)
Amount

Weighted
Average Yield [1] Amount
Weighted
Average Yield [1]
Mortgage-backed securities

$ 19,127 5.36% $ 29,116 5.54%
U.S. Treasury securities 8,534 3.30 2,824 3.28
Collateralized mortgage obligations 636 5.20 655 5.20
Puerto Rico government obligations 53 4.69 55 0.57
Interest-only strips

127 12.00 133 12.00
Other (includes related trading derivatives) - - 48 5.95
Total

$ 28,477 4.77% $ 32,831 5.36%
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

2025. VAR

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

the 2024

Form 10-K

for
information

on

liquidity

risk

management.

Additionally,

contingency

funding

plans

are

used

to

model

various

stress

events

of
different magnitudes that

affect different time

horizons,

to assist management in

evaluating the size of

the liquidity buffers

needed if
those events

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
Sources of Liquidity
Deposits, including

customer deposits,

brokered deposits

and public

funds deposits,

continue to

be the

most significant

source of
funds for the Corporation, representing

89% of funding of the Corporation’s total assets

at March 31, 2025 and December 31, 2024.
The ratio of total

ending loans to deposits

was

57% at March 31,

2025 and December 31,

2024.

In addition to traditional

deposits,
the Corporation maintains borrowing

arrangements, which amounted

to approximately $1.1 billion

in outstanding balances at

March
31, 2025 (December 31, 2024 - $1.2 billion). A detailed

description of the Corporation’s borrowings, including their terms, is included
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
During the first quarter of 2025 the Corporation

had no material incremental use of its

available liquidity sources. At March 31, 2025,
the Corporation’s

available liquidity increased

to $22.6 billion

from $21.6 billion

on December 31,

2024. The liquidity

sources of the
Corporation at March 31, 2025 are presented in Table

12 below:
Table 12 - Liquidity Sources
March 31, 2025 December 31, 2024
(In thousands)
BPPR Popular U.S. Total BPPR Popular U.S. Total
Unpledged securities and unused funding
sources:
Money market (excess funds at the
Federal Reserve Bank)
$ 4,705,481 $ 1,479,111 $ 6,184,592 $ 4,882,358 $ 1,488,857 $ 6,371,215
Unpledged securities 4,601,493 524,402 5,125,895 3,806,066 522,869 4,328,935
FHLB borrowing capacity 3,024,223 1,037,321 4,061,544 2,777,090 1,058,921 3,836,011
Discount window of the Federal Reserve
Bank borrowing capacity
4,855,525 2,391,741 7,247,266 4,839,388 2,178,646 7,018,034
Total available liquidity $ 17,186,722 $ 5,432,575 $ 22,619,297 $ 16,304,902 $ 5,249,293 $ 21,554,195
Refer

to

Note

15

to

the

Consolidated

Financial

Statements

for

additional

information

of

the

Corporation’s

borrowing

facilities
available through its banking subsidiaries.

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
all

interest-bearing

transactional

deposit

accounts,

non-interest-bearing

deposits,

and

savings

deposits.

Core

deposits

exclude
brokered

deposits

and

certificates

of

deposit

over

$250,000.

Core

deposits,

excluding

P.R.

public

funds,

which

are

fully
collateralized,

have historically

provided the

Corporation with

a sizable

source of

relatively stable

and low-cost

funds. P.R.

public
funds, while

linked to

market interest

rates, provide

a stable

source of

funding with

an attractive

earning spread.

As of

March 31,
2025, total Puerto Rico public sector deposits were $19.6 billion, compared to $19.5 billion at December 31, 2024.
Core deposits

continue to

represent 92%

of total

deposits at

$60.7 billion,

as of

March 31,

2025, and

compared to

December 31,
2024. Core deposits financed 85% of the Corporation’s earning assets at March 31, 2025, compared to 86% at December 31, 2024.
The distribution by maturity of certificates

of deposit with denominations of $250,000

and over at March 31, 2025

is presented in the
table that follows:

Table 13 - Distribution by Maturity of Certificates of Deposit of $250,000 and Over
(In thousands)
3 months or less $ 2,437,407
Over 3 to 12 months 898,268
Over 1 year to 3 years 276,605
Over 3 years 154,638
Total $ 3,766,918
The

Corporation

had

$1.6

billion

in

brokered

deposits

at

March

31,

2025,

which

financed

approximately

2%

of

its

total

assets
(December 31, 2024 - $1.6 billion and 2%, respectively).

As of

March 31, 2025,

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

Table 14 - Deposits
31-Mar-25
Popular, Inc.
(Dollars in thousands)
BPPR % of Total Popular U.S. % of Total (Consolidated) % of Total
Deposits:
Deposits balances under $250,000 [1] $ 24,096,241 44% $ 8,180,029 68% $ 32,276,270 49%
Transactional deposits balances over
$250,000 7,863,086 14% 2,092,444 17% 9,955,530 15%
Time deposits balances over $250,000 2,114,253 4% 802,942 7% 2,917,195 4%
Uninsured foreign deposits 420,847 1% - - % 420,847 1%
Collateralized public funds 19,931,533 37% 317,880 3% 20,249,413 31%
Intercompany deposits 220,679 - % 559,590 5% - - %
Total deposits $ 54,646,639 100% $ 11,952,885 100% $ 65,819,255 100%
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

The outstanding balance of notes payable at the BHCs amounted to $594 million at March 31, 2025 and December 31,

2024.
The contractual maturities of the BHCs notes payable at March 31, 2025 are presented in Table

15.
Table 15

- Distribution of BHC's Notes Payable by Contractual Maturity
Year (In thousands)
2028 $ 395,570
Later years 198,380
Total $ 593,950

As of

March 31,

2025, the

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

paid dividend

was $0.70

per share

or approximately

$48
million per quarter.
The BHCs have

in the past

borrowed in the

corporate debt market

primarily to finance

their non-banking subsidiaries

and refinance
debt

obligations.

These

sources

of

funding

are

more

costly

given

that

two

out

of

three

principal

credit

rating

agencies

rate

the
Corporation’s debt

securities below

“investment grade”.

The Corporation

has a

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
of dividends to the BHCs.

Dividends
During the quarter ended

March 31, 2025,

the Corporation declared

cash dividends of

$0.70 per common share

outstanding ($48.4
million in the aggregate). The dividends for the Corporation’s Series A preferred stock amounted to $0.4 million.
During the quarter ended March 31,

2025, the BHCs received dividends and

distributions amounting to $200 million

from BPPR and
$6 million from its other non-banking subsidiaries. Dividends from BPPR constitute Popular,

Inc.’s primary source of liquidity.

In

addition

to

regulatory

limits

previously

discussed,

the

ability

of

a

bank

subsidiary

to

up-stream

dividends

to

its

BHC

could

be
impacted by

its financial

performance and

capital, including

tangible and

regulatory capital,

thus potentially

limiting the

amount of
cash up

streamed

to the

BHCs from

the banking

subsidiaries.

This could,

in turn,

affect

BHC’s

ability to

declare dividends

on its
outstanding

common

and

preferred

stock,

repurchase

its

securities

or

meet

its

debt

obligations,

for

example.

During

the

period
ended March 31,2025,

BPPR declared cash

dividends of $200

million to PIHC

and could declare

a dividend of

up to approximately
$39 million without

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

totaled $6.2

billion at

March 31,

2025, the

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

12 for
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

March 31,

2025, and
December 31,

2024, and

the results

of their

operations for

the quarters

ended March

31, 2025

and March

31, 2024.

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

Table 16 - Summarized Statement of Condition
(In thousands) March 31, 2025 December 31, 2024
Assets
Cash and money market investments $ 634,887 $ 634,809
Investment securities 36,058 35,150
Accounts receivables from non-obligor subsidiaries 17,965 14,602
Other loans (net of allowance for credit losses of $240 (2024 - $281)) 25,083 25,381
Investment in equity method investees 5,279 5,279
Other assets 73,288 65,483
Total assets $ 792,560 $ 780,704
Liabilities and Stockholders' equity
Accounts payable to non-obligor subsidiaries $ 8,898 $ 12,163
Notes payable 593,950 593,571
Other liabilities 109,919 126,718
Stockholders' equity 79,793 48,252
Total liabilities and stockholders' equity $ 792,560 $ 780,704
Table 17 - Summarized Statement of Operations
For the quarters ended
(In thousands) March 31, 2025 March 31, 2024
Income:
Dividends from non-obligor subsidiaries $ 206,000 $ 163,000
Interest income from non-obligor subsidiaries and affiliates 1,181 3,289
Earnings from investments in equity method investees - 2
Other operating income 838 1,787
Total income $ 208,019 $ 168,078
Expenses:
Services provided by non-obligor subsidiaries and affiliates (net of reimbursement by subsidiaries for services provided by parent of
$61,777 (2024 - $60,996)) $ 3,903 $ 3,204
Other expenses 7,339 14,330
Income tax expense [1] 2,679 22,680
Total expenses $ 13,921 $ 40,214
Net income $ 194,098 $ 127,864
[1] The net income for the

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
2024,

the

obligor

group

recorded

a

$50.0

million

of

dividend

distributions

from

non-obligor

subsidiary

which

was

in

an
accumulated loss position and accordingly was recorded as a reduction to the investment.

Risk to Liquidity
The

Corporation’s

liquidity

may

come

under

pressure

if

it

experiences

significant

unexpected

cash

outflows

due

to

deposit
withdrawals, which

could arise from

various factors like

economic conditions,

loss of depositor

confidence, competition,

exogenous
events, regulatory requirements or changes, a downgrade in credit rating, or other events causing counterparties to avoid exposure.
Investors should refer to Liquidity Risks section of “Part I, Item 1A” of 2024

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

Economic Performance

Puerto Rico's economy is closely linked to the United States economy,

as most of the external factors that influence it are shaped by
U.S. policies

and economic

performance, including

federal transfer

payments, tax

policies, interest

rates, inflation,

trade and

tariff
policies, and geopolitical developments.

Puerto Rico’s

economy historically

followed the

economic trends

of the U.S.

economy.

However, from

2007 to 2017,

Puerto Rico’s
economy suffered

a severe

recession, with

real gross

national product

(“GNP”) contracting

approximately 15%

during this

period.
The recession was

exacerbated by the

damage caused by

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

March 2025,

the U.S. Consumer
Price Index

showed a

2.4% year-over-year

increase, which

is significantly

lower than

peak 2022

inflation levels

but still

above the
Federal Reserve’s

2% target.

In Puerto

Rico, the

Consumer Price

Index increased

by 1.8%

over the

12 months

ending in

January
2025.
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

PROMESA

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

III, an in-court

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

At March 31, 2025, the

Corporation’s direct exposure to

PR Government Entities totaled $362

million, all of which were

outstanding,
compared to $336 million,

at December 31, 2024 all of which were outstanding. Substantially all of the Corporation’s direct exposure
outstanding

at

March

31,

2025

were

obligations

from

various

Puerto

Rico

municipalities.

In

most

cases,

these

were

“general
obligations” of

a municipality,

to which

the applicable

municipality has

pledged its

good faith,

credit and

unlimited taxing

power,

or
“special obligations” of

a municipality,

to which the applicable

municipality has pledged

basic property tax

or sales tax

revenues.
At
March 31, 2025, 81%

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

31, 2025, the

Corporation had $216

million in loans

insured or securities

issued by PR Governmental

Entities,
but

for

which

the

principal

source

of

repayment

is

non-governmental

($220 million

at

December 31,

2024).

These

included

$172
million

in

residential

mortgage

loans

insured

by

the

Puerto

Rico

Housing

Finance

Authority

(“HFA”),

a

Puerto

Rico

Government
Entity (December 31, 2024

- $176 million). The

Corporation also had, at

March 31, 2025, $37

million in bonds issued

by HFA which
are secured

by second

mortgage loans

on Puerto

Rico residential

properties, and

for which

HFA

also provides

insurance to

cover
losses in

the event

of a

borrower default,

and upon

the satisfaction

of certain

other conditions

(December 31,

2024 -

$38 million).
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
As of March 31, 2025, BPPR had

$19.6 billion in deposits from the Puerto

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
At March

31, 2025,

the Corporation

had approximately

$28 million

in direct

exposure to

USVI government

entities (December

31,
2024 - $28 million).

British Virgin Islands
The

Corporation

has

operations

in

the

British

Virgin

Islands

(“BVI”),

which

was

negatively

affected

by

the

COVID-19

pandemic,
particularly as

a reduction

in the

tourism activity

which accounts

for a

significant portion

of its

economy.

Although the

Corporation
has no

significant exposure

to a

single borrower

in the

BVI, at

March 31,

2025, it

has a

loan portfolio

amounting to

approximately
$196 million comprised of various retail and commercial clients, compared to a loan portfolio of $196 million at December 31, 2024.
U.S. Government
As further detailed

in Notes 5 and

6 to the Consolidated

Financial Statements, a

substantial portion of

the Corporation’s investment
securities

represented

exposure

to

the

U.S.

Government

in

the

form

of

U.S.

Government

sponsored

entities,

as

well

as

agency
mortgage-backed and U.S. Treasury

securities. In addition, $2.2

billion of residential mortgages

and $86.5 million commercial

loans
were insured or

guaranteed by the

U.S. Government or

its agencies at

March 31, 2025

(compared to $2.1

billion and $87.4

million,
respectively, at December 31, 2024).
Non-Performing Assets
NPAs

include primarily

past-due loans

that are

no longer

accruing interest,

renegotiated loans,

and real

estate property

acquired
through foreclosure. A summary, including certain

credit quality metrics, is presented in Table

19.
The Corporation’s

credit quality metrics

showed favorable trends

in the first

quarter of 2025

compared to the

previous quarter,

with
improvements

in

NPLs

and

NCOs.

The

Corporation

continues

to

closely

monitor

the

macroeconomic

landscape

and

borrower
performance, given the uncertainty

in the economic outlook. The

performance of our most recent

consumer vintages is encouraging
as well

as improvement

on credit

metrics in

the consumer

portfolios which

reflect lower

delinquencies, NPLs

and NCOs

driven by
the

auto

and

personal

loan

portfolios.

The

Corporation’s

experience

managing

credit

risk

under

different

macroeconomic

and
operating environments and,

more recently,

the steps taken

around credit tightening

supports management’s

view that exposure

to
riskier borrowers is adequately managed. Nonetheless, carefully monitoring the performance of our loan portfolio and its response to
the environment will continue to be a priority.
Total

NPAs

as of

March 31,

2025 decreased

by $41.9

million when

compared with

December 31,

2024. Total

NPLs decreased

by
$36.7

million

from

December

31,

2024.

BPPR’s

NPLs

decreased

by

$30.1

million,

mainly

driven

by

lower

auto

NPLs

by

$10.0
million,

lower

mortgage

NPLs

by

$9.9

million

and

lower

commercial

NPLs

by

$8.5

million.

The

commercial

NPL

decrease

was
mostly due

to a $9.0

million loan

pay-off. Popular

U.S. NPLs

decreased by

$6.6 million,

mostly driven

by the

sale of

a $3.9

million
loan in the commercial portfolio.

On March 31,

2025, the ratio

of NPLs to

total loans held-in-portfolio

was 0.84%, compared

to 0.95% on

December 31, 2024.

Other
real estate owned

loans (“OREOs”) decreased

by $5.2 million

from December 31,

2024. The decrease

in OREO was

mainly driven
by the combination of sales and lower

residential property foreclosures. On March

31, 2025, NPLs secured by real

estate amounted
to

$191

million

in

the

Puerto

Rico

operations

and

$50

million

in

Popular

U.S,

compared

with

$200

million

and

$56

million,
respectively, on December 31, 2024.
The Corporation’s

commercial loan

portfolio secured

by real estate

(“CRE”) amounted to

$10.9 billion

on March 31,

2025, of which
$3.0 billion was secured with owner occupied properties (December 31, 2024 - $10.9 billion and $3.2 billion, respectively).
The non-owner occupied

CRE portfolio was

$5.5 billion, which

is comprised of

$3.3 billion in

BPPR and $2.2

billion in Popular

U.S.
and is

well diversified

across a

number of

tenants in

different industries

and segments

with exposure

to retail

(33%), hotels

(19%)
and office space (13%) accounting for two thirds of the total exposure to non-owner occupied

CRE. Office space leasing exposure in
our non-owner occupied CRE portfolio is

limited, representing only 1.9% or $722.4

million of our total loan portfolio. The

exposure is
mainly comprised of low- to mid- rise properties with an average loan size of $2.5 million and is well diversified across tenant type.

Within

the

commercial

portfolio

secured

by

real

estate,

the

Corporation’s

$2.4

billion

commercial

multi-family

portfolio

represents
approximately 6%

of total

loans and is

concentrated in

New York

Metro ($1.5 billion),

South Florida

($665 million)

and Puerto Rico
($214 million). In

the New York

Metro region, the

Corporation has no

exposure to rent

controlled buildings. The

rent stabilized units
represent less than 40% of the total units in the loan portfolio with the majority originated after 2019.
CRE NPLs amounted to $50.1 million

on March 31, 2025, compared with $53.7

million on December 31, 2024. The CRE

NPL ratios
for

the

BPPR

and

Popular

U.S.

segments

were

0.69%

and

0.28%,

respectively,

on

March

31,

2025,

compared

with

0.64%

and
0.37%, respectively, on December 31, 2024.
In addition

to the

NPLs included

in Table

19, on

March 31,

2025, there

were $495

million of

performing loans,

mostly commercial
loans, which in management’s

opinion, are currently subject to

potential future classification as non-performing

(December 31, 2024
- $596 million).
The following table presents the Corporation’s NPAs

as of March 31, 2025 and December 31, 2024:

Table 18 - Non-Performing Assets
March 31, 2025 December 31, 2024
(Dollars in thousands) BPPR
Popular
U.S.
Popular,
Inc.
As a % of
loans HIP
by
category BPPR
Popular
U.S.
Popular,
Inc.
As a % of
loans HIP
by
category
Commercial
Commercial multi-family
$ 73 $ 8,700 $ 8,773 0.4% $ 79 $ 8,700 $ 8,779 0.4%
Commercial real estate non-owner
occupied
6,306 7,886 14,192 0.3 6,429 8,015 14,444 0.3
Commercial real estate owner
occupied
26,891 231 27,122 0.9 25,258 5,191 30,449 1.0
Commercial and industrial

9,327 690 10,017 0.1 19,335 1,748 21,083 0.3
Total Commercial

42,597 17,507 60,104 0.3 51,101 23,654 74,755 0.4
Leasing 8,895 - 8,895 0.5 9,588 - 9,588 0.5
Mortgage 148,506 29,087 177,593 2.1 158,442 29,890 188,332 2.3
Consumer

Home equity lines of credit
- 3,430 3,430 4.4 - 3,393 3,393 4.6

Personal

18,251 2,034 20,285 1.1 20,269 1,741 22,010 1.2

Auto
41,784 - 41,784 1.1 51,792 - 51,792 1.4

Other
1,973 5 1,978 1.2 899 11 910 0.5
Total Consumer

62,008 5,469 67,477 0.9 72,960 5,145 78,105 1.1
Total non-performing loans held-in-
portfolio 262,006 52,063 314,069 0.8% 292,091 58,689 350,780 0.9%
Other real estate owned (“OREO”) 52,043 71 52,114 57,197 71 57,268
Total non-performing assets
[1]
$ 314,049 $ 52,134 $ 366,183 $ 349,288 $ 58,760 $ 408,048
Accruing loans past due 90 days or
more
[2]
$ 219,671 $ 189 $ 219,860 $ 242,250 $ 190 $ 242,440
Ratios:
Non-performing assets to total assets 0.54% 0.33% 0.49% 0.61% 0.37% 0.56%
Non-performing loans held-in-portfolio
to loans held-in-portfolio

1.00 0.47 0.84 1.12 0.54 0.95
Allowance for credit losses to loans
held-in-portfolio 2.59 0.77 2.05 2.56 0.69 2.01
Allowance for credit losses to non-
performing loans, excluding held-for-
sale 258.11 164.96 242.67 229.61 128.40 212.68
[1] There were no non-performing loans held-for-sale as of March 31, 2025 and December 31, 2024.
[2] It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90
days or

more as

opposed to

non-performing since

the principal

repayment is

insured.

These balances

include $57

million of

residential mortgage
loans

insured

by

FHA

or

guaranteed

by

the

VA

that

are

no

longer

accruing

interest

as

of

March

31,

2025

(December

31,

2024

-

$65

million).
Furthermore, the

Corporation has

approximately $30

million in

reverse mortgage

loans which

are guaranteed

by FHA,

but which

are currently

not
accruing interest.

Due to

the guaranteed

nature of

the loans,

it is

the Corporation’s

policy to

exclude these

balances from

non-performing assets
(December 31, 2024 - $31 million).
For

the

quarter

ended

March

31,

2025,

total

inflows

of

NPLs

held-in-portfolio,

excluding

consumer

loans,

decreased

by

$23.7
million, when compared to the inflows

for the same period in 2024. Inflows

of NPLs held-in-portfolio at the BPPR segment

increased
by $3.5

million, compared

to the

same period

in 2024.

Inflows of

NPLs held-in-portfolio

at the Popular

U.S. segment

decreased by
$27.2 million from the same period in 2024, driven by

lower mortgage and commercial NPL inflows by $17.6 million

and $9.6 million,
respectively.
Tables 19 to 25

present the Corporation’s inflows to NPLs for the quarters ended March 31, 2025 and 2024.

Table 19 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)
For the quarter ended March 31, 2025
(Dollars in thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $ 209,543 $ 53,544 $ 263,087
Plus:
New non-performing loans 37,023 8,158 45,181
Advances on existing non-performing loans - 18 18
Less:
Non-performing loans transferred to OREO (2,555) - (2,555)
Non-performing loans charged-off (927) (1,130) (2,057)
Loans returned to accrual status / loan collections (51,981) (13,996) (65,977)
Ending balance -

NPLs
$ 191,103 $ 46,594 $ 237,697
Table 20 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)
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
Ending balance -

NPLs
$ 229,796 $ 49,478 $ 279,274
Table 21 - Activity in Non-Performing Commercial Loans Held-In-Portfolio
For the quarter ended March 31, 2025
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $ 51,101 $ 23,654 $ 74,755
Plus:
New non-performing loans 5,781 5,413 11,194
Advances on existing non-performing loans - 17 17
Less:
Non-performing loans transferred to OREO (120) - (120)
Non-performing loans charged-off (739) (1,130) (1,869)
Loans returned to accrual status / loan collections (13,426) (10,447) (23,873)
Ending balance - NPLs $ 42,597 $ 17,507 $ 60,104

Table 22 - Activity in Non-Performing Commercial Loans Held-In-Portfolio
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
Less: - -
Loans returned to accrual status / loan collections (6,378) - (6,378)
Ending balance - NPLs $ - $ - $ -
Table 24 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio
For the quarter ended March 31, 2025
(Dollars in thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $ 158,442 $ 29,890 $ 188,332
Plus:
New non-performing loans 31,242 2,745 33,987
Advances on existing non-performing loans - 1 1
Less:
Non-performing loans transferred to OREO (2,435) - (2,435)
Non-performing loans charged-off (188) - (188)
Loans returned to accrual status / loan collections (38,555) (3,549) (42,104)
Ending balance - NPLs $ 148,506 $ 29,087 $ 177,593
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
Non-performing loans transferred to OREO (4,109) - (4,109)
Non-performing loans charged-off (310) - (310)
Loans returned to accrual status / loan collections (33,374) (3,456) (36,830)
Ending balance - NPLs $ 166,473 $ 28,071 $ 194,544

Loan Delinquencies
Another key measure used

to evaluate and monitor

the Corporation’s asset

quality is loan delinquencies.

Loans delinquent 30 days
or more, as a percentage of their related portfolio category on March 31, 2025 and December 31, 2024, are presented below.
Table 26 - Loan Delinquencies
(Dollars in thousands) March 31, 2025 December 31, 2024
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Commercial

Commercial multi-family $ 14,130 $ 2,374,915 0.59% $ 15,826 $ 2,399,620 0.66%
Commercial real estate
non-owner occupied 18,079 5,540,603 0.33 24,925 5,363,235 0.46
Commercial real estate
owner occupied 34,775 2,956,559 1.18 42,311 3,157,746 1.34
Commercial and industrial 29,933 7,693,523 0.39 49,942 7,741,562 0.65
Total Commercial

96,917 18,565,600 0.52 133,004 18,662,163 0.71
Construction

6,498 1,358,979 0.48 1,039 1,263,792 0.08
Leasing 33,265 1,949,705 1.71 39,641 1,925,405 2.06
Mortgage [1] 749,070 8,273,753 9.05 798,130 8,114,183 9.84
Consumer

Credit cards

54,426 1,187,777 4.58 59,078 1,218,079 4.85
Home equity lines of credit 6,272 77,109 8.13 5,054 73,571 6.87
Personal

52,867 1,850,023 2.86 57,835 1,855,244 3.12
Auto

136,420 3,820,242 3.57 191,008 3,823,437 5.00
Other 5,143 170,844 3.01 3,930 171,778 2.29
Total Consumer

255,128 7,105,995 3.59 316,905 7,142,109 4.44
Loans held-for-sale - 5,077 - - 5,423 -
Total

$ 1,140,878 $ 37,259,109 3.06% $ 1,288,719 $ 37,113,075 3.47%
[1]

Loans delinquent 30 days or more includes $0.4 billion of residential mortgage loans insured by FHA or guaranteed by the VA as of March 31,
2025 (December 31, 2024 - $0.4 billion). Refer to Note 7 to the Consolidated Financial Statements

for additional information of guaranteed loans.
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
in economic

conditions,

and in

the condition

of the

various markets

in which

collateral may

be sold,

may also

affect

the required
level of

the allowance

for credit

losses. Consequently,

the business

financial condition,

liquidity,

capital, and

results of

operations
could also be affected.

On March 31, 2025, the ACL

increased by $16.1 million from

December 31, 2024 to $762.1 million.

The increase in ACL was driven
by changes

in the

economic scenario

probability weights

coupled with

increases in

qualitative reserves,

in response

to the

current
economic environment

uncertainty,

offset in

part by

improvements in

credit quality.

Given that

any economic

outlook is

inherently
uncertain,

the

Corporation

leverages

multiple

scenarios

to

estimate

its

ACL.

Prior

to

the

first

quarter

of

2025,

the

Corporation
assigned the

baseline scenario

the highest

probability among

the scenarios

used to

estimate the

ACL, followed

by the

pessimistic
scenario given

the uncertainties

in the

economic outlook

and downside

risk, and

the optimistic

scenario had

the lowest

probability.
During the first quarter of 2025, the

Corporation modified the weight assigned to

the pessimistic scenario to be equal to

the baseline
scenario in

response to

the current

economic uncertainty,

resulting in

an increase

of $18.2

million in

the reserves.

The weightings
applied are subject

to evaluation on a

quarterly basis as

part of the ACL’s

governance process. The

Corporation evaluates, at

least
on an annual basis, the

assumptions tied to the CECL

accounting framework. These include

the reasonable and supportable period
as well as the reversion period.
The ACL

for

BPPR

increased

by $5.6

million,

driven

by an

increase

in the

weight

of the

pessimistic

scenario

that resulted

in an
$11.3

million ACL

increase, partially

offset by

improved credit

quality in

the commercial

portfolios and

reduced overall

reserves for
both the

commercial

and consumer

portfolios,

mainly

driven by

lower volumes.

In PB,

the ACL

increased

by $10.5

million,

when
compared to

December

31, 2024,

driven

by an

increase in

probability

weights

to the

pessimistic

scenario

that resulted

in a

$6.9
million increase, mainly within

the commercial portfolio, coupled

with higher qualitative reserves

for the CRE portfolio in

response to
current market volatility and economic uncertainty.

The Corporation’s ratio of the allowance for credit losses

to loans held-in-portfolio
was 2.05% on

March 31, 2025,

compared to 2.01%

on December 31,

2024. The ratio

of the ACL

to NPLs held-in-portfolio

stood at
242.7%, compared to 212.7% on December 31, 2024.
The

provision

for

credit

losses

related

to

the

loans

held-in-portfolio

for

the

quarter

ended

March

31,

2025,

was

$65.2

million,
compared to

$72.4 million

for the

quarter ended

March 31,

2024. The

provision decrease

was mainly

driven by

lower reserves

in
BPPR due to lower NCOs.

Refer to Note 8 to

the Consolidated Financial Statements,

and to the Provision

for Credit Losses section
of this MD&A for additional information.
Tables

27 and

28 detail

the allowance

for credit

losses by

loan categories

and the

percentage it

represents of

total loans

held-in-
portfolio and

NPLs. The

breakdown is

made for

analytical purposes,

and it

is not

necessarily indicative

of the

categories in

which
future loan losses may occur.

Table 27 - Allowance for Credit Losses - Loan Portfolios
March 31, 2025
(Dollars in thousands) Total ACL
Total loans held-
in-portfolio
ACL to loans held-
in-portfolio
Total non-
performing loans
held-in-portfolio
ACL to non-
performing loans
held-in-portfolio
Commercial

Commercial multi-family
$ 13,501 $ 2,374,915 0.57% $ 8,773 153.89%

Commercial real estate non-owner occupied
58,301 5,540,603 1.05% 14,192 410.80%

Commercial real estate owner occupied
50,212 2,956,559 1.70% 27,122 185.13%

Commercial and industrial

147,829 7,693,523 1.92% 10,017 N.M.
Total Commercial

$ 269,843 $ 18,565,600 1.45% $ 60,104 448.96%
Construction 9,512 1,358,979 0.70% - N.M.
Leasing 20,206 1,949,705 1.04% 8,895 227.16%
Mortgage 84,029 8,273,753 1.02% 177,593 47.32%
Consumer

Credit cards
96,523 1,187,777 8.13% - N.M.

Home equity lines of credit
1,610 77,109 2.09% 3,430 46.94%

Personal

101,437 1,850,023 5.48% 20,285 500.06%

Auto
171,979 3,820,242 4.50% 41,784 411.59%

Other
7,009 170,844 4.10% 1,978 354.35%
Total Consumer

$ 378,558 $ 7,105,995 5.33% $ 67,477 561.02%
Total $ 762,148 $ 37,254,032 2.05% $ 314,069 242.67%
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
7,004 171,778 4.08% 910 769.67%
Total Consumer

$ 376,368 $ 7,142,109 5.27% $ 78,105 481.87%
Total $ 746,024 $ 37,107,652 2.01% $ 350,780 212.68%
N.M. - Not meaningful.

Annualized net charge-offs (recoveries)
The following

table presents

annualized net

charge-offs (recoveries)

to average

loans held-in-portfolio

(“HIP”) by

loan category

for
the quarters ended March 31, 2025 and 2024.
Table 29

- Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio
Quarter ended March 31, 2025 Quarter ended March 31, 2024
BPPR Popular U.S. Popular, Inc. BPPR Popular U.S. Popular, Inc.
Commercial

(0.10) % 0.02% (0.05) % 0.30% 0.04% 0.18%
Mortgage (0.15) (0.06) (0.13) (0.28) (0.01) (0.23)
Leasing 0.68 ― 0.68 0.85 ― 0.85
Consumer 2.82 3.90 2.85 2.98 8.43 3.16
Total annualized net charge-offs to
average loans held-in-portfolio 0.72% 0.07% 0.53% 0.92% 0.21% 0.71%
NCOs for the quarter ended March 31, 2025, amounted to $49.1 million, decreasing by $13.1 million when compared to the same period in 2024. The BPPR segment decreased by $9.5 million, mainly driven by a decrease of $9.6 million in commercial

NCOs to
net recoveries of $2.5 million during the current quarter, in part due to a $3.8 million recovery related to the resolution of a $9.0
million non-performing loan. The PB segment NCOs decreased by $3.6 million, mainly driven by lower consumer NCOs by $3.1
million.
Loan Modifications
For the

quarter

ended

March

31,

2025,

modified

loans

to

borrowers

with

financial

difficulty

amounted to

$159.2

million,

of

which
$153.2 million were

in accruing status.

The BPPR segment’s

modifications to borrowers

with financial difficulty

amounted to $159.2
million, mainly comprised of

commercial and mortgage loans

of $138.4 million and

$13.1 million, respectively.

A total of $8.6

million
of the mortgage modifications were related to government guaranteed loans.
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
ADOPTION OF NEW ACCOUNTING STANDARDS

AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS
Refer to Note 3, “New Accounting Pronouncements” to the Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes
changes in market risk exposures from disclosures presented in the 2024 Form 10-K.
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

2025 that have materially

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
1A - Risk Factors” in

our 2024 Form 10-K. These

factors could materially adversely

affect our business, financial

condition, liquidity,
results

of operations

and capital

position,

and could

cause

our

actual

results

to differ

materially

from our

historical

results

or

the
results

contemplated by

the forward-looking

statements

contained

in this

report. Also

refer to

the discussion

in “Part

I -

Item 2

–
Management’s

Discussion

and Analysis

of Financial

Condition and

Results of

Operations” in

this report

for additional

information
that may supplement or update the discussion of risk factors below and in our 2024 Form 10-K.
There have been no material changes to the risk factors previously disclosed under Item 1A of the Corporation’s 2024

Form 10-K.
The risks described

in our 2024

Form 10-K and

in this report

are not the

only risks facing

us. Additional risks

and uncertainties not
currently

known

to

us

or

that

we

currently

deem

to

be

immaterial

also

may

materially

adversely

affect

our

business,

financial
condition, liquidity, results of operations and capital

position.
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not have any unregistered sales of equity securities during the quarter ended March 31, 2025.
Issuer Purchases of Equity Securities
The following

table sets

forth the

details of

purchases of

common stock

by the

Corporation and

its affiliated

purchasers during

the
quarter ended March 31, 2025:
Issuer Purchases of Equity Securities
Not in thousands
Period
Total Number of
Shares Purchased [1]
Average Price Paid per
Share
Total Number of

Shares
Purchased as Part of Publicly
Announced Plans or Programs [2]
Approximate Dollar Value of
Shares that May Yet be
Purchased Under the Plans or
Programs [2]
January 1 - January 31 285,989 $ 98.11 285,330 $254,662,519
February 1 -February 29 365,516 102.56 365,098 217,219,547
March 1 - March 31 655,488 92.13 620,141 160,382,271
Total

1,306,993 $ 96.35 1,270,569 $160,382,271
[1] Includes

659, 418

and 35,347

shares of

the Corporation’s

common stock

acquired by

the Corporation

during January,

February and

March 2025,
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

2024.

As of

March 31,

2025, the

Corporation repurchased

3,526,989 shares

of common

stock for

$339.6 million

at an

average price

of
$96.29 per share, under the previously announced share repurchase authorization.
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

(as defined in Item 408(c) of Regulation S-K).

Item 6.

Exhibits

Exhibit Index
Exhibit No Exhibit Description
10.1
Form of Popular, Inc. 2025 Long-Term Equity Incentive Award and Agreement
(1)*
10.2
Equity Award Agreement, dated as of February 25, 2025, by and between Ignacio Alvarez and Popular,
Inc.
(1) *
10.3
Services Agreement, dated as of February 25, 2025, by and between Ignacio Alvarez and Popular, Inc.
(1) *
22.1
Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22.1 of Popular, Inc.’s Annual
Report on Form 10-K for the year ended December 31, 2024)
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
(1)
101.PRE
Inline XBRL Taxonomy

Extension Presentation Linkbase Document
(1)
104
The cover page of Popular, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025,
formatted in Inline XBRL (included within the Exhibit 101 attachments) (1)
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
POPULAR, INC.
(Registrant)
Date: May 12, 2025 By: /s/ Jorge J. García
Jorge J. García
Executive Vice President &
Chief Financial Officer
Date: May 12, 2025 By: /s/ Denissa M. Rodríguez
Denissa M. Rodríguez
Senior Vice President & Corporate Comptroller