Form 10-Q
period 2025-06-30
POPULAR, INC.
filed 2025-08-11
CIK 763901

1
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-Q
[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended

June 30, 2025
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
[

]

Yes
[X]

No
Indicate

the

number

of

shares

outstanding

of

each

of

the

issuer’s

classes

of

common

stock,

as

of

the

latest
practicable date:

Common Stock, $0.01 par value,
67,582,844

shares outstanding as of August 7, 2025.

POPULAR INC
INDEX
Part I – Financial Information Page
Item 1. Financial Statements
Unaudited Consolidated Statements of Financial Condition

at June 30, 2025
and December 31, 2024 5
Unaudited Consolidated Statements of Operations for

the quarters

and six months ended June 30, 2025 and 2024 6
Unaudited Consolidated Statements of Comprehensive

Income for the
quarters and six months ended June 30, 2025 and

2024
7
Unaudited Consolidated Statements of Changes in

Stockholders’ Equity for the
quarters and six months ended June 30, 2025 and

2024
8
Unaudited Consolidated Statements of Cash Flows for

the six months

ended June 30, 2025 and 2024 10
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
179
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

our ability

to originate

and distribute

financial products

in the

primary and

secondary markets

and
impact the value of our investment portfolio and

our ability to return capital to our stockholders;
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
●

changes

in

and

uncertainty

regarding

federal

funding,

tax,

trade

and

tariff

policies,

and

rulemaking,

supervision,
examination and enforcement priorities of the federal

administration;
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
Cash and due from banks $
400,631
$
419,638
Money market investments:

Time deposits with other banks

6,340,786
6,380,948
Total money market investments
6,340,786
6,380,948
Trading account debt securities, at fair value
29,643
32,831
Debt securities available-for-sale, at fair

value:
Pledged securities with creditors’ right to repledge

31,022
30,486
Other debt securities available-for-sale
20,459,190
18,215,417
Debt securities available-for-sale
20,490,212
18,245,903
Debt securities held-to-maturity, at amortized cost:
Pledged securities with creditors’ right to repledge

27,560
27,405
Other debt securities held-to-maturity
7,514,164
7,730,672
Debt securities held-to-maturity (fair

value 2025 - $
7,555,517
; 2024 - $
7,682,664
)
7,541,724
7,758,077
Less – Allowance for credit losses
5,999
5,317
Debt securities held-to-maturity, net
7,535,725
7,752,760
Equity securities (realizable value 2025 -

$
222,907
; 2024 - $
208,663
)
222,391
208,166
Loans held-for-sale, at fair value
2,898
5,423
Loans held-in-portfolio
38,611,834
37,522,995
Less – Unearned income
426,656
415,343

Allowance for credit losses
769,485
746,024
Total loans held-in-portfolio, net
37,415,693
36,361,628
Premises and equipment, net
649,191
601,787
Other real estate
46,126
57,268
Accrued income receivable
274,867
263,389
Mortgage servicing rights, at fair value
103,077
108,103
Other assets
1,745,052
1,797,759
Goodwill
802,954
802,954
Other intangible assets
5,844
6,826
Total assets $
76,065,090
$
73,045,383
Liabilities and Stockholders’ Equity
Liabilities:

Deposits:
Non-interest bearing $
15,114,614
$
15,139,555
Interest bearing
52,102,877
49,744,790
Total deposits
67,217,491
64,884,345
Assets sold under agreements to repurchase
56,043
54,833
Other short-term borrowings
550,000
225,000
Notes payable
808,451
896,293
Other liabilities
1,479,087
1,371,846
Total liabilities
70,111,072
67,432,317
Commitments and contingencies (Refer

to Note 20)

Stockholders’ equity:

Preferred stock,
30,000,000

shares authorized;
885,726

shares issued and outstanding (2024 -
885,726
)
22,143
22,143
Common stock, $
0.01

par value;
170,000,000

shares authorized;
104,889,180

shares issued (2024 -
104,849,460
) and
67,937,468

shares outstanding (2024 -
70,141,291
)
1,049
1,048
Surplus
4,919,950
4,908,693
Retained earnings
4,861,958
4,570,957
Treasury stock - at cost,
36,951,712

shares (2024 -
34,708,169
)

(2,455,425)
(2,228,535)
Accumulated other comprehensive loss, net

of tax

(1,395,657)
(1,661,240)
Total stockholders’ equity

5,954,018
5,613,066
Total liabilities and stockholders’ equity $
76,065,090
$
73,045,383
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF OPERATIONS
(UNAUDITED)
Quarters ended June 30, Six months ended June 30,
(In thousands, except per share information) 2025 2024 2025 2024
Interest income:
Loans $
684,587
$
648,739
$
1,351,260
$
1,287,469
Money market investments
69,532
88,316
139,698
176,832
Investment securities
189,753
184,852
369,912
351,747
Total interest income
943,872
921,907
1,860,870
1,816,048
Interest expense:

Deposits
295,058
339,939
592,921
669,435
Short-term borrowings
5,300
1,126
6,726
2,318
Long-term debt
11,965
12,530
24,077
25,239
Total interest expense
312,323
353,595
623,724
696,992
Net interest income
631,549
568,312
1,237,146
1,119,056
Provision for credit losses

48,941
46,794
113,022
119,392
Net interest income after provision for credit losses

582,608
521,518
1,124,124
999,664
Non-interest income:

Service charges on deposit accounts
38,826
37,526
77,880
74,968
Other service fees
100,522
96,863
195,030
191,135
Mortgage banking activities (Refer to Note 9)
4,872
5,723
8,561
10,083
Net gain, including impairment on equity securities
1,862
319
1,448
1,422
Net gain on trading account debt securities
538
277
1,058
638
Adjustments to indemnity reserves on loans sold
120
212
293
(25)
Other operating income
21,737
25,386
36,268
51,903
Total non-interest income
168,477
166,306
320,538
330,124
Operating expenses:

Personnel costs
229,355
197,424
442,068
412,801
Net occupancy expenses
29,140
27,692
56,358
55,733
Equipment expenses
5,789
9,662
11,091
19,229
Other taxes
18,632
15,333
37,357
29,708
Professional fees
28,108
37,744
54,933
66,662
Technology and software expenses

84,696
79,752
168,364
159,214
Processing and transactional services
37,861
39,096
75,642
73,290
Communications
5,010
4,357
9,914
8,914
Business promotion
26,385
25,449
50,060
46,438
Deposit insurance
9,407
10,581
19,442
34,468
Other real estate owned (OREO) income
(4,124)
(5,750)
(7,454)
(11,071)
Other operating expenses
22,117
27,502
45,016
55,774
Amortization of intangibles
385
734
982
1,529
Total operating expenses
492,761
469,576
963,773
952,689
Income before income tax
258,324
218,248
480,889
377,099
Income tax expense
47,884
40,459
92,947
96,027
Net Income $
210,440
$
177,789
$
387,942
$
281,072
Net Income Applicable to Common Stock

$
210,087
$
177,436
$
387,236
$
280,366
Net Income per Common Share – Basic $
3.09
$
2.47
$
5.64
$
3.90
Net Income per Common Share – Diluted $
3.09
$
2.46
$
5.64
$
3.90
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
(UNAUDITED)
Quarters ended,

Six months ended,
June 30, June 30,
(In thousands) 2025 2024 2025 2024
Net income $
210,440
$
177,789
$
387,942
$
281,072
Other comprehensive income (loss) before

tax:
Foreign currency translation adjustment
7,499
165
854
(3,855)
Amortization of net losses of pension and

postretirement benefit plans
2,272
3,618
4,545
7,236
Unrealized holding gains (losses) on debt securities

arising during the period

58,972
22,422
224,957
(50,608)
Amortization of unrealized losses of debt

securities transfer from available-for-
sale to held-to-maturity
46,242
44,421
91,552
88,430
Other comprehensive income before tax
114,985
70,626
321,908
41,203
Income tax expense
(20,655)
(15,722)
(56,325)
(23,954)
Total other comprehensive income, net of tax
94,330
54,904
265,583
17,249
Comprehensive income, net of tax $
304,770
$
232,693
$
653,525
$
298,321
Tax effect allocated to each component of other comprehensive income:
Quarters ended Six months ended,
June 30, June 30,
(In thousands) 2025 2024 2025 2024
Amortization of net losses of pension and

postretirement benefit plans
$(
852
)
$(
1,357
)
$(
1,704
)
$(
2,714
)
Unrealized holding losses on debt securities

arising during the period

(10,555)
(5,481)
(36,311)
(3,555)
Amortization of unrealized losses of debt

securities transfer from available-for-
sale to held-to-maturity
(9,248)
(8,884)
(18,310)
(17,685)
Income tax expense $
(20,655)
$
(15,722)
$
(56,325)
$
(23,954)
The accompanying notes are an integral

part of the Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated

other
Common
Preferred

Retained Treasury comprehensive
(In thousands) stock stock Surplus earnings stock loss Total
Balance at March 31, 2024 $
1,048
$
22,143
$
4,847,466
$
4,253,030
$
(2,013,187)
$
(1,933,186)
$
5,177,314
Net income
177,789
177,789
Issuances of common stock
1,768
1,768
Dividends declared:
Common stock
[1]
(44,944)
(44,944)
Preferred stock
(353)
(353)
Common stock purchases
(3,200)
(3,200)
Stock based compensation
3,513
5,887
9,400
Other comprehensive income, net of tax
54,904
54,904
Balance at June 30, 2024

$
1,048
$
22,143
$
4,852,747
$
4,385,522
$
(2,010,500)
$
(1,878,282)
$
5,372,678
Balance at March 31, 2025 $
1,049
$
22,143
$
4,912,886
$
4,699,697
$
(2,346,093)
$
(1,489,987)
$
5,799,695
Net income
210,440
210,440
Issuances of common stock
1,760
1,760
Dividends declared:
Common stock
[1]
(47,826)
(47,826)
Preferred stock
(353)
(353)
Common stock purchases
[2]
(117,075)
(117,075)
Stock based compensation
5,304
7,743
13,047
Other comprehensive income, net of tax
94,330
94,330
Balance at June 30, 2025 $
1,049
$
22,143
$
4,919,950
$
4,861,958
$
(2,455,425)
$
(1,395,657)
$
5,954,018
[1]
Dividends declared per common share during the quarter

ended June 30, 2025 - $
0.7
0 (2024 - $
0.62
).
[2]
Includes common stock repurchases

of $
112
.0 million as part of

a repurchase authorization up

to $
500

million announced by the

Corporation on
July 24, 2024 (the "2024 Repurchase Program"). Refer to Note

17 for additional information.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated

other
Common
Preferred

Retained Treasury comprehensive
(In thousands) stock stock Surplus earnings stock loss Total
Balance at December 31, 2023 $
1,048
$
22,143
$
4,843,399
$
4,194,851
$
(2,018,957)
$
(1,895,531)
$
5,146,953
Net income
281,072
281,072
Issuances of common stock
3,567
3,567
Dividends declared:
Common stock
[1]
(89,695)
(89,695)
Preferred stock
(706)
(706)
Common stock purchases
(6,776)
(6,776)
Stock based compensation
5,781
15,233
21,014
Other comprehensive income, net of tax
17,249
17,249
Balance at June 30, 2024

$
1,048
$
22,143
$
4,852,747
$
4,385,522
$
(2,010,500)
$
(1,878,282)
$
5,372,678
Balance at December 31, 2024 $
1,048
$
22,143
$
4,908,693
$
4,570,957
$
(2,228,535)
$
(1,661,240)
$
5,613,066
Net income
387,942
387,942
Issuances of common stock
1
3,529
3,530
Dividends declared:
Common stock
[1]
(96,235)
(96,235)
Preferred stock
(706)
(706)
Common stock purchases
[2]
(243,055)
(243,055)
Stock based compensation
7,728
16,165
23,893
Other comprehensive income, net of tax
265,583
265,583
Balance at June 30, 2025 $
1,049
$
22,143
$
4,919,950
$
4,861,958
$
(2,455,425)
$
(1,395,657)
$
5,954,018
[1]
Dividends declared per common share during the six months

ended June 30, 2025 - $
1.40

(2024 - $
1.24
).
[2]
Includes common stock repurchases of $
234.3

million as part of the 2024 Repurchase Program. Refer

to Note 17 for additional information.
For the six months ended
June 30, June 30,
Disclosure of changes in number of shares: 2025 2024
Preferred Stock:
Balance at beginning and end of period
885,726
885,726
Common Stock – Issued:
Balance at beginning of period
104,849,460
104,767,348
Issuances of common stock
39,720
44,623
Balance at end of period
104,889,180
104,811,971
Treasury stock
(36,951,712)
(32,446,045)
Common Stock – Outstanding
67,937,468
72,365,926
The accompanying notes are an integral part of these Consolidated

Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
(UNAUDITED)
Six months ended June 30,
(In thousands) 2025 2024
Cash flows from operating activities:
Net income $
387,942
$
281,072
Adjustments to reconcile net income to net cash provided

by operating activities:
Provision for credit losses
113,022
119,392
Amortization of intangibles
982
1,529
Depreciation and amortization of premises and equipment
25,319
31,249
Net accretion of discounts and amortization of premiums and

deferred fees

(136,208)
(127,770)
Interest capitalized on loans subject to the temporary payment moratorium or loss mitigation alternatives
(2,822)
(4,047)
Share-based compensation
21,930
16,391
Fair value adjustments on mortgage servicing rights
5,523
5,384
Adjustments to indemnity reserves on loans sold
(293)
25
Earnings from investments under the equity method, net

of dividends or distributions
152
(2,871)
Deferred income tax expense

20,832
19,702
Gain on:
Disposition of premises and equipment and other productive

assets
(91)
(6,295)
Sale of loans, including valuation adjustments on loans

held-for-sale and mortgage banking activities
(156)
(76)
Sale of equity method investment

(1,226)
-
Sale of foreclosed assets, including write-downs
(5,076)
(10,575)
Acquisitions of loans held-for-sale
(2,332)
(1,767)
Proceeds from sale of loans held-for-sale
15,584
19,358
Net originations on loans held-for-sale
(12,137)
(22,580)
Net decrease (increase) in:
Trading debt securities
10,040
6,735
Equity securities
(1,411)
(4,445)
Accrued income receivable

(11,419)
(17,340)
Other assets
(19,371)
(8,463)
Net increase (decrease) in:
Interest payable
2,584
3,145
Pension and other postretirement benefits obligation
2,191
3,732
Other liabilities
1,434
(59,481)
Total adjustments
27,051
(39,068)
Net cash provided by operating activities
414,993
242,004
Cash flows from investing activities:

Net decrease in money market investments
40,765
147,650
Purchases of investment securities:
Available-for-sale
(18,905,199)
(17,231,900)
Equity
(25,811)
(1,667)
Proceeds from calls, paydowns, maturities and redemptions

of investment securities:
Available-for-sale
17,145,332
15,375,714
Held-to-maturity
303,212
304,653
Proceeds from sale of investment securities:

Equity
14,497
4,046
Net disbursements

on loans
(912,037)
(287,684)
Proceeds from sale of loans
40,983
17,640
Acquisition of loan portfolios
(319,297)
(384,479)
Return of capital from equity method investments
-
279
Net proceeds from sale of equity method investment

1,226
-
Acquisition of premises and equipment and other productive

assets
(96,200)
(95,412)
Proceeds from sale of:
Premises and equipment and other productive assets
344
4,409
Foreclosed assets
47,590
58,979
Net cash used in investing activities
(2,664,595)
(2,087,772)

Cash flows from financing activities:

Net increase in:
Deposits
2,334,656
1,912,286
Assets sold under agreements to repurchase

1,210
14,300
Other short-term borrowings
325,000
-
Payments of notes payable
(88,522)
(46,000)
Principal payments of finance leases
(1,829)
(1,774)
Proceeds from issuances of common stock
3,530
3,567
Dividends paid
(98,661)
(90,151)
Net payments for repurchase of common stock
(236,203)
(452)
Payments related to tax withholding for share-based compensation
(7,983)
(6,324)
Net cash provided by financing activities
2,231,198
1,785,452
Net decrease in cash and due from banks, and restricted

cash
(18,404)
(60,316)
Cash and due from banks, and restricted cash at beginning

of period
429,406
427,575
Cash and due from banks, and restricted cash at the end of

the period
$
411,002
$
367,259
The accompanying notes are an integral part of these Consolidated

Financial Statements.

Notes to Consolidated Financial

Statements

(Unaudited)
Note 1 - Nature of operations 13
Note 2 - Basis of presentation 14
Note 3 - New accounting pronouncements 15
Note 4 - Restrictions on cash and due from banks and
certain securities
20
Note 5 - Debt securities available-for-sale 21
Note 6 - Debt securities held-to-maturity 24
Note 7 - Loans 27
Note 8 - Allowance for credit losses – loans held-in-
portfolio
35
Note 9 - Mortgage banking activities 78
Note 10 - Transfers of financial assets and mortgage
servicing assets
79
Note 11 - Other real estate owned 83
Note 12 - Other assets 84
Note 13 -
Goodwill and other intangible assets

86
Note 14 - Deposits 88
Note 15 - Borrowings 89
Note 16 - Other liabilities 91
Note 17 - Stockholders’ equity 92
Note 18 -
Other comprehensive income

93
Note 19 - Guarantees 95
Note 20 - Commitments and contingencies 97
Note 21- Non-consolidated variable interest entities 100
Note 22 - Related party transactions 102
Note 23 - Fair value measurement 103
Note 24 - Fair value of financial instruments 111
Note 25 - Net income per common share 114
Note 26 - Revenue from contracts with customers 115
Note 27 - Leases 116
Note 28 - Pension and postretirement benefits 118
Note 29 - Stock-based compensation 119
Note 30 - Income taxes 122
Note 31 - Supplemental disclosure on the consolidated
statements of cash flows
126
Note 32 - Segment reporting 127

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

(U.S. GAAP),

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

Accounting Standards Updates Not Yet Adopted
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2025-05,
Financial Instruments -
Credit Losses (Topic 326)
- Measurement of Credit
Losses for Accounts
Receivables and Contract
Assets
The

FASB

issued

ASU

2025-05

in

July
2025,

which

permits

entities

to

elect

a
practical

expedient

when

accounting

for
current

accounts

receivable

and

current
contract

assets

arising

from

transactions
accounted

for

under

Topic

606,

Revenue
from

Contracts

with

Customers.

This
practical

expedient

establishes

that,

in
developing

reasonable

and

supportable
forecasts

as

part

of

estimating

expected
credit

losses,

entities

assume

that

current
conditions as

of the

balance sheet

date do
not

change

for

the

remaining

life

of

the
asset.
January 1, 2026
The Corporation

is currently

evaluating
any

impact

that

the

adoption

of

this
guidance

will

have

on

its

financial
statements

and

presentation

and
disclosures.
FASB ASU 2025-04,
Compensation—Stock
Compensation (Topic 718)
and Revenue from
Contracts with Customers
(Topic 606) - Clarifications
to Share-Based
Consideration Payable to
a Customer
The

FASB

issued

ASU

2025-04

in

May
2025,

which

clarifies

the

accounting

for
share-based

awards

granted

as
consideration

payable

to

a

customer.

The
ASU expands

the definition

of performance
condition

for

share-based

consideration
under ASC 718 and eliminates the forfeiture
policy election for

service conditions. It

also
confirms

that

the

variable

consideration
constraint

in

ASC

606

does

not

apply

to
such awards.
January 1, 2027
The Corporation

does not

expect to

be
impacted

by

the

adoption

of

this

ASU
since

it

does

not

grant

share-based
payment awards to customers.
FASB ASU 2025-03,
Business Combinations
(Topic 805) and
Consolidation (Topic 810)
- Determining the
Accounting Acquirer in the
Acquisition of a Variable
Interest Entity
The

FASB

issued

ASU

2025-03

in

May
2025 which

requires that

an entity

consider
the

factors

in

paragraphs

805-10-55-12
through

55-15

when

it

is

involved

in

an
acquisition transaction

effected primarily

by
exchanging

equity

interests when

the

legal
acquiree is

a variable

interest entity

("VIE")
that

meets

the

definition

of

a

business

to
determine

which

entity

is

the

accounting
acquirer.

This

replaces

the

previous
requirement

that

the

primary

beneficiary
always is the acquirer.
January 1, 2027
The Corporation

is currently

evaluating
any

impact

that

the

adoption

of

this
guidance

will

have

on

its

financial
statements

and

presentation

and
disclosures.

FASB ASU 2024-04,
Debt—Debt with
Conversion and Other
Options (Subtopic 470-
20) - Induced Conversions
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
220-40) - Disaggregation
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
that

no

longer

were

considered

cost
beneficial

or

relevant

were

removed

from
ASC Topic 740.
For fiscal years
beginning on
January 1, 2025
The

Corporation

will

prospectively
adopt

ASU

2023-09

for

it's
Consolidated

Financial

Statements

in
the

2025

Form

10-K.

The

adoption

of
this standard

will result

in the

inclusion
of

certain

new

categories

in

the
effective

income

tax

rate

and

income
tax expense tabular disclosures, as well
as the

disclosure of income

taxes paid,
within the income taxes note.

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
2.7

billion at June 30, 2025 (December 31, 2024 -
$
2.6

billion). Cash and

due from banks,

as well

as other highly

liquid securities, are

used to cover

these required average

reserve
balances.

At June

30, 2025,

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
The

following

tables

present

the

amortized

cost,

gross

unrealized

gains

and

losses,

fair

value,

weighted

average

yield

and
contractual maturities of debt securities available-for-sale at June 30, 2025 and December 31,

2024.

At June 30, 2025
Gross Gross Weighted
Amortized unrealized unrealized
Fair

average
(In thousands) cost
gains

losses value yield
U.S. Treasury securities
Within 1 year $
11,617,164
$
81
$
23,332
$
11,593,913
3.66
%
After 1 to 5 years
3,823,444
20,739
25,300
3,818,883
3.80
Total U.S. Treasury

securities
15,440,608
20,820
48,632
15,412,796
3.69
Collateralized mortgage obligations - federal agencies
After 1 to 5 years
7,520
-
199
7,321
1.52
After 5 to 10 years
13,024
-
626
12,398
2.52
After 10 years
97,807
99
7,193
90,713
2.90
Total collateralized

mortgage obligations - federal agencies
118,351
99
8,018
110,432
2.77
Mortgage-backed securities - federal agencies
Within 1 year
15,394
1
149
15,246
2.54
After 1 to 5 years
83,070
7
2,438
80,639
2.28
After 5 to 10 years
696,835
290
31,836
665,289
2.38
After 10 years
5,174,509
710
970,159
4,205,060
1.67
Total mortgage-backed

securities - federal agencies
5,969,808
1,008
1,004,582
4,966,234
1.77
Other
Within 1 year
500
-
-
500
4.38
After 1 to 5 years
250
-
-
250
4.84
Total other

750
-
-
750
4.53
Total debt securities

available-for-sale
[1]
$
21,529,517
$
21,927
$
1,061,232
$
20,490,212
3.15
%
[1]

Includes $
15.5

billion pledged to secure government and trust

deposits, assets sold under agreements to repurchase, credit facilities and loan
servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $
14.3

billion serve as collateral for
public funds.

The Corporation had unpledged Available

for Sale securities with a fair value of $
5
.0 billion that could be used to increase its
borrowing facilities.

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

classified as

available-for-sale sold during

the six

months
ended June 30, 2025 and 2024.

The

following

tables

present

the

Corporation’s

fair

value

and

gross

unrealized

losses

of

debt

securities

available-for-sale,
aggregated by investment category and length of

time that individual securities have been in a continuous

unrealized loss position at
June 30, 2025 and December 31, 2024.

At June 30, 2025
Less than 12 months 12 months or more Total
Gross Gross Gross
Fair

unrealized
Fair

unrealized
Fair

unrealized
(In thousands)
value

losses
value

losses
value

losses
U.S. Treasury securities $
8,477,646
$
11,934
$
2,097,347
$
36,698
$
10,574,993
$
48,632
Collateralized mortgage obligations - federal agencies

6,592
21
92,871
7,997
99,463
8,018
Mortgage-backed securities -federal agencies
50,680
2,594
4,863,122
1,001,988
4,913,802
1,004,582
Total debt securities

available-for-sale in an unrealized loss position

$
8,534,918
$
14,549
$
7,053,340
$
1,046,683
$
15,588,258
$
1,061,232

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
As of June 30,

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

2025

and

December 31,
2024.

At June 30, 2025
Allowance
Carrying
Value

Gross

Gross

Weighted
Amortized

Book
[1]
for Credit
Net of

unrealized unrealized
Fair

average
(In thousands) cost Value Losses Allowance
gains

losses value yield
U.S. Treasury securities

Within 1 year $
1,504,543
$
1,481,291
$
-
$
1,481,291
$
-
$
2,667
$
1,478,624
1.86
%
After 1 to 5 years
6,362,489
5,998,366
-
5,998,366
22,074
-
6,020,440
1.22
Total U.S. Treasury

securities
7,867,032
7,479,657
-
7,479,657
22,074
2,667
7,499,064
1.34
Obligations of Puerto Rico, States and
political subdivisions
Within 1 year
2,540
2,540
7
2,533
6
-
2,539
6.41
After 1 to 5 years
14,777
14,777
60
14,717
31
98
14,650
3.40
After 5 to 10 years
655
655
21
634
21
-
655
5.81
After 10 years
36,625
36,625
5,911
30,714
2,740
2,117
31,337
1.42
Total obligations of

Puerto Rico, States and
political subdivisions
54,597
54,597
5,999
48,598
2,798
2,215
49,181
2.24
Collateralized mortgage obligations - federal
agencies
After 10 years
1,510
1,510
-
1,510
-
198
1,312
2.87
Total collateralized

mortgage obligations -
federal agencies
1,510
1,510
-
1,510
-
198
1,312
2.87
Securities in wholly owned statutory business
trusts
After 5 to 10 years
5,960
5,960
-
5,960
-
-
5,960
6.33
Total securities

in wholly owned statutory
business trusts
5,960
5,960
-
5,960
-
-
5,960
6.33
Total debt securities

held-to-maturity [2]
$
7,929,099
$
7,541,724
$
5,999
$
7,535,725
$
24,872
$
5,080
$
7,555,517
1.35
%
[1]
Book value includes $
387

million of unrealized loss which remains in Accumulated

other comprehensive (loss) income (AOCI) related

to certain
securities previously transferred from available-for-sale securities portfolio to the held-to-maturity securities portfolio.
[2]
Includes $
7.4

billion pledged to secure public and trust deposits that

the secured parties are not permitted to sell or repledge

the collateral.

The
Corporation had unpledged held-to-maturities securities with a fair value of $
138.6

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

30, 2025

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
on

its

evaluation. For

the

definitions

of

the

obligor

risk

ratings, refer

to

the

Credit

Quality section

of

Note

8

to

the

Consolidated
Financial Statements.

This

includes

$
11

million

of

general and

special

obligation bonds

issued

by three

municipalities of

Puerto
Rico,

of

which

$
9.5

million

have

a

“Pass”

rating,

that

are

payable

primarily

from

certain

property

taxes

imposed

by

the

issuing
municipality (compared to $
13

million and $
11.1

million, respectively, at December 31, 2024).
At June 30, 2025, the portfolio of “Obligations of Puerto Rico, States and political subdivisions” also includes $
37

million in securities
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

2025,

the

average

refreshed

FICO

score

for

the

sample,
comprised

of
74
%

of

the

nominal

value

of

the

securities,

used

for

the

loss

estimate

was

of
676

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

to the
Corporation.

Refer to

Note 20
to the

Consolidated Financial

Statements
for additional

information on

the Corporation’s

exposure to

the Puerto
Rico Government.
Delinquency status
At June 30, 2025 and December 31, 2024, there were
no

securities held-to-maturity in past due or non-performing

status.
Allowance for credit losses on debt securities held-to-maturity
The allowance for credit losses related to

the Obligations of Puerto Rico and the States

and Political subdivisions securities at June
30, 2025 was $
6.0

million (December 31, 2024 - $
5.3

million).

Note 7 – Loans
For

a summary

of

the accounting

policies related

to

loans, interest

recognition and

allowance for

credit

losses

refer to

Note

2

–
Summary of Significant Accounting Policies of the 2024

Form 10-K.
The following

table presents

the Corporation's loan

purchases for

the quarters

and six

months ended June

30, 2025

and 2024

by
class of loans:

Quarters ended June 30,

Six months ended June 30,

(In thousands)
2025 2024 2025 2024
Commercial $
67,726
$
159,258
$
74,886
$
215,422
Mortgage
125,690
84,849
246,597
170,653
Ending balance $
193,416
$
244,107
$
321,483
$
386,075
The following table presents

the Corporation’s loan sales for the quarters and six months ended June 30, 2025 and 2024 by class of loans:

Quarters ended June 30,

Six months ended June 30,

(In thousands)
2025 2024 2025 2024
Commercial $
1,000
$
-
$
27,349
$
-
Construction
-
-
9,338
11,656
Mortgage
8,450
12,752
15,387
23,756
Ending balance $
9,450
$
12,752
$
52,074
$
35,412
During the

quarter ended

June

30,

2025,

the

Corporation securitized

$
3

million

of

mortgage

loans

into

FNMA

mortgage-backed
securities, compared to $
3

million during the quarter ended June 30, 2024. The Corporation securitized $
3

million of mortgage loans
into GNMA

mortgage-backed securities

during the

quarter ended

June 30,

2025. There

were
no

GNMA securitizations

during the
quarter ended June 30, 2024.
During the six months

ended June 30, 2025,

the Corporation securitized $
4

million of mortgage loans into

FNMA mortgage-backed
securities, compared to

$
4

million during the

six months ended

June 30, 2024.

The Corporation securitized

$
3

million of mortgage
loans into

GNMA mortgage-backed

securities during

the six

months ended

June 30,

2025, compared

to $
1

million during

the six
months ended June 30, 2024.
Delinquency status
The following tables present the

amortized cost basis of loans

held-in-portfolio (“HIP”), net of unearned

income, by past due status,
and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at
June 30, 2025 and December 31, 2024.

June 30, 2025
BPPR
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual
Accruing

(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
6,337
$
-
$
174
$
6,511
$
299,852
$
306,363
$
174
$
-
Commercial real estate:
Non-owner occupied
113
1,679
6,084
7,876
3,322,108
3,329,984
6,084
-
Owner occupied
1,087
2,098
27,320
30,505
1,171,601
1,202,106
27,320
-
Commercial and industrial
4,657
2,449
12,652
19,758
5,574,966
5,594,724
8,588
4,064
Construction
3,720
-
-
3,720
249,579
253,299
-
-
Mortgage
262,525
109,530
324,140
696,195
6,407,811
7,104,006
147,464
176,676
Leasing
23,109
5,629
7,976
36,714
1,946,354
1,983,068
7,976
-
Consumer:
Credit cards
14,184
9,360
25,201
48,745
1,166,545
1,215,290
-
25,201
Home equity lines of credit
-
-
-
-
1,809
1,809
-
-
Personal
19,022
11,917
17,499
48,438
1,743,772
1,792,210
17,499
-
Auto
102,643
22,404
40,595
165,642
3,696,060
3,861,702
40,595
-
Other
2,500
160
2,212
4,872
155,550
160,422
1,948
264
Total $
439,897
$
165,226
$
463,853
$
1,068,976
$
25,736,007
$
26,804,983
$
257,648
$
206,205

June 30, 2025
Popular U.S.
Past due Past due 90 days or more
30-59 60-89 90 days
Total

Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
-
$
4,675
$
10,751
$
15,426
$
2,199,000
$
2,214,426
$
10,751
$
-
Commercial real estate:
Non-owner occupied
1,503
-
7,893
9,396
2,181,994
2,191,390
7,893
-
Owner occupied
10,677
-
231
10,908
1,790,841
1,801,749
231
-
Commercial and industrial
9,235
5,195
3,025
17,455
2,431,573
2,449,028
2,836
189
Construction
-
-
-
-
1,214,902
1,214,902
-
-
Mortgage
677
3,329
28,052
32,058
1,308,363
1,340,421
28,052
-
Consumer:
Credit cards
-
-
-
-
3
3
-
-
Home equity lines of
credit
845
717
3,120
4,682
70,988
75,670
3,120
-
Personal
1,045
532
1,094
2,671
81,582
84,253
1,094
-
Other
694
1
-
695
7,658
8,353
-
-
Total $
24,676
$
14,449
$
54,166
$
93,291
$
11,286,904
$
11,380,195
$
53,977
$
189

June 30, 2025
Popular, Inc.
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP [2] [3] loans loans
Commercial multi-family $
6,337
$
4,675
$
10,925
$
21,937
$
2,498,852
$
2,520,789
$
10,925
$
-
Commercial real estate:
Non-owner occupied
1,616
1,679
13,977
17,272
5,504,102
5,521,374
13,977
-
Owner occupied
11,764
2,098
27,551
41,413
2,962,442
3,003,855
27,551
-
Commercial and industrial
13,892
7,644
15,677
37,213
8,006,539
8,043,752
11,424
4,253
Construction
3,720
-
-
3,720
1,464,481
1,468,201
-
-
Mortgage [1]
263,202
112,859
352,192
728,253
7,716,174
8,444,427
175,516
176,676
Leasing
23,109
5,629
7,976
36,714
1,946,354
1,983,068
7,976
-
Consumer:
Credit cards
14,184
9,360
25,201
48,745
1,166,548
1,215,293
-
25,201
Home equity lines of credit
845
717
3,120
4,682
72,797
77,479
3,120
-
Personal
20,067
12,449
18,593
51,109
1,825,354
1,876,463
18,593
-
Auto
102,643
22,404
40,595
165,642
3,696,060
3,861,702
40,595
-
Other
3,194
161
2,212
5,567
163,208
168,775
1,948
264
Total $
464,573
$
179,675
$
518,019
$
1,162,267
$
37,022,911
$
38,185,178
$
311,625
$
206,394
[1]
At June 30, 2025, mortgage loans held-in-portfolio include

$
2.9

billion of loans that carry certain guarantees from

the FHA or the VA, for which

the
Corporation’s policy is to exclude them from non-performing

status, of which $
177

million are 90 days or more past due. The portfolio of
guaranteed loans includes $
52

million of residential mortgage loans in Puerto Rico that

are no longer accruing interest as of June 30, 2025. The
Corporation has $
29

million in reverse mortgage loans in Puerto Rico which

are guaranteed by FHA, but which are currently

not accruing interest
at June 30, 2025.
[2] Loans held-in-portfolio are net of $
427

million in unearned income and exclude $
3

million in loans held-for-sale.
[3] Includes $
21.4

billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral,
of which $
7.5

billion were pledged at the Federal Home Loan Bank

("FHLB") as collateral for borrowings and $
13.9

billion at the Federal Reserve
Bank ("FRB") for discount window borrowings. As of June

30, 2025, the Corporation had an available borrowing

facility with the FHLB and the
discount window of FRB of $
4
.0 billion and $
10.8

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

2024.
The Corporation has $
31

million in reverse mortgage loans in Puerto Rico which

are guaranteed by FHA, but which are currently not accruing
interest at December 31, 2024.
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

30, 2025 include

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
The following tables present the amortized cost basis

of non-accrual loans as of June 30, 2025 and

December 31, 2024 by class of
loans:

June 30, 2025
BPPR Popular U.S. Popular, Inc.
(In thousands)
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Commercial multi-family $
-
$
174
$
10,751
$
-
$
10,751
$
174
Commercial real estate non-owner occupied
3,168
2,916
7,016
877
10,184
3,793
Commercial real estate owner occupied
17,795
9,525
-
231
17,795
9,756
Commercial and industrial
-
8,588
-
2,836
-
11,424
Mortgage
63,464
84,000
905
27,147
64,369
111,147
Leasing
479
7,497
-
-
479
7,497
Consumer:

HELOCs
-
-
-
3,120
-
3,120

Personal

3,460
14,039
-
1,094
3,460
15,133

Auto

1,973
38,622
-
-
1,973
38,622

Other
-
1,948
-
-
-
1,948
Total $
90,339
$
167,309
$
18,672
$
35,305
$
109,011
$
202,614

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

30, 2025 include

$
109

million in

collateral dependent loans

(December 31,
2024 -

$
124

million). The

Corporation recognized $
3

million in

interest income

on non-accrual

loans during

the six

months ended
June 30, 2025 (June 30, 2024 - $
2

million).
The following tables present the amortized cost basis

of collateral-dependent loans, for which the ACL was measured based on the
fair value of the collateral less cost to sell, by

class of loans and type of collateral as of June

30, 2025 and December 31, 2024:

June 30, 2025
(In thousands) Real Estate Auto Equipment
Accounts
Receivables Other Total
BPPR
Commercial multi-family $
1,250
$
-
$
-
$
-
$
-
$
1,250
Commercial real estate:
Non-owner occupied
143,152
-
-
-
-
143,152
Owner occupied
24,596
-
-
-
-
24,596
Commercial and industrial
2,436
-
-
124
2,248
4,808
Mortgage
71,234
-
-
-
-
71,234
Leasing
-
1,393
-
-
-
1,393
Consumer:
Personal
3,572
-
-
-
-
3,572
Auto
-
16,545
-
-
-
16,545
Other
-
12
-
-
-
12
Total BPPR $
246,240
$
17,950
$
-
$
124
$
2,248
$
266,562
Popular U.S.
Commercial multi-family $
16,542
$
-
$
-
$
-
$
-
$
16,542
Commercial real estate:
Non-owner occupied
65,668
-
-
-
-
65,668
Commercial and industrial
-
-
13
-
-
13
Mortgage
1,408
-
-
-
-
1,408
Total Popular U.S. $
83,618
$
-
$
13
$
-
$
-
$
83,631
Popular, Inc.
Commercial multi-family $
17,792
$
-
$
-
$
-
$
-
$
17,792
Commercial real estate:
Non-owner occupied
208,820
-
-
-
-
208,820
Owner occupied
24,596
-
-
-
-
24,596
Commercial and industrial
2,436
-
13
124
2,248
4,821
Mortgage
72,642
-
-
-
-
72,642
Leasing
-
1,393
-
-
-
1,393
Consumer:
Personal
3,572
-
-
-
-
3,572
Auto
-
16,545
-
-
-
16,545
Other
-
12
-
-
-
12
Total Popular,

Inc.
$
329,858
$
17,950
$
13
$
124
$
2,248
$
350,193

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
12,763
$
313,220

Note 8 – Allowance for credit losses – loans

held-in-portfolio
The
Corporation follows

the current

expected credit

loss

(“CECL”) model

to

establish and

evaluate the

adequacy of

the ACL

to
provide for

expected losses

in the

loan portfolio.

This model

establishes a forward-looking

methodology that

reflects the

expected
credit losses over the lives

of financial assets starting when such

assets are first acquired or originated.

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

factors

which

include

the

impact

of

loan

modifications,

with

macroeconomic
expectations to derive the lifetime expected loss.

At June

30, 2025,

the Corporation

estimated the

ACL by

weighting the

outputs of

optimistic, baseline,

and pessimistic

scenarios.
The

weightings applied

are subject

to

evaluation on

a

quarterly basis

as

part

of

the ACL’s

governance process.

During the

first
quarter

of

2025,

the

Corporation

assigned

equal

probability

weights

to

the

baseline

and

pessimistic

scenarios

in

response

to
economic uncertainty,

the optimistic scenario

being the lowest

of probabilities. During

the second

quarter of 2025,

the Corporation
moderately

reduced

the

probability

weight

for

the

pessimistic

scenario

based

on

changes

in

the

economic

outlook

and

a
reassessment of uncertainty compared to the previous quarter. The net impact of these two changes in the assigned weights on the
ACL

levels

for

the

six

months

ended

June

30,

2025

was

$
13.7

million

in

additional

reserves.

The

probability

weight

for

the
pessimistic scenario remains above the levels observed

in 2024, given the ongoing economic uncertainty.
The following tables

present the changes

in the ACL

of loans

held-in-portfolio and unfunded

commitments for the

quarters and six
months ended June 30, 2025 and 2024.

For the quarter ended June 30, 2025
BPPR
Provision for
Beginning credit losses Ending
(In thousands) Balance (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial

Commercial multi-family
$
3,420
$
270
$

-

$
6
$
3,696

Commercial real estate non-owner occupied
42,848
(160)
(21)
472
43,139

Commercial real estate owner occupied
36,019
(1,176)
(14)
1,019
35,848

Commercial and industrial
131,407
(6,769)
(2,466)
1,030
123,202

Total Commercial
213,694
(7,835)
(2,501)
2,527
205,885
Construction
2,719
356
-
-
3,075
Mortgage
74,289
(1,752)
(550)
2,979
74,966
Leasing
20,206
2,570
(3,982)
1,246
20,040
Consumer

Credit cards
96,523
13,094
(20,011)
2,700
92,306

Home equity lines of credit
60
(313)

-

307
54

Personal
89,786
18,881
(19,553)
3,777
92,891

Auto
171,979
16,852
(13,418)
6,861
182,274

Other
7,007
1,297
(700)
154
7,758

Total Consumer
365,355
49,811
(53,682)
13,799
375,283
Total - Loans $
676,263
$
43,150
$
(60,715)
$
20,551
$
679,249
Allowance for credit losses - unfunded commitments:
Commercial $
7,445
$
(1,569)
$
-
$
-
$
5,876
Construction
1,560
309
-
-
1,869
Ending balance - unfunded commitments [1] $
9,005
$
(1,260)
$
-
$
-
$
7,745
[1] Allowance for credit losses of unfunded commitments

is presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended June 30, 2025
Popular U.S.
Provision for

Beginning credit losses Ending
(In thousands) Balance (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
10,081
$
3,567
$
(563)
$
-
$
13,085
Commercial real estate non-owner occupied
15,453
525
-
-
15,978
Commercial real estate owner occupied
14,193
(1,016)
(14)
40
13,203
Commercial and industrial
16,422
1,533
(49)
254
18,160
Total Commercial
56,149
4,609
(626)
294
60,426
Construction
6,793
711
-
-
7,504
Mortgage
9,740
437
-
32
10,209
Consumer
Home equity lines of credit
1,550
(799)
(16)
595
1,330
Personal
11,651
1,417
(2,920)
615
10,763
Other
2
14
(13)
1
4
Total Consumer
13,203
632
(2,949)
1,211
12,097
Total - Loans $
85,885
$
6,389
$
(3,575)
$
1,537
$
90,236
Allowance for credit losses - unfunded commitments:
Commercial $
1,630
$
305
$
-
$
-
$
1,935
Construction
3,492
(203)
-
-
3,289
Consumer
42
42
-
-
84
Ending balance - unfunded commitments [1] $
5,164
$
144
$
-
$
-
$
5,308
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended June 30, 2025
Popular Inc.
Provision for
Beginning credit losses Ending
(In thousands) Balance (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
13,501
$
3,837
$
(563)
$
6
$
16,781
Commercial real estate non-owner occupied
58,301
365
(21)
472
59,117
Commercial real estate owner occupied
50,212
(2,192)
(28)
1,059
49,051
Commercial and industrial
147,829
(5,236)
(2,515)
1,284
141,362
Total Commercial
269,843
(3,226)
(3,127)
2,821
266,311
Construction
9,512
1,067
-
-
10,579
Mortgage
84,029
(1,315)
(550)
3,011
85,175
Leasing
20,206
2,570
(3,982)
1,246
20,040
Consumer
Credit cards
96,523
13,094
(20,011)
2,700
92,306
Home equity lines of credit
1,610
(1,112)
(16)
902
1,384
Personal
101,437
20,298
(22,473)
4,392
103,654
Auto
171,979
16,852
(13,418)
6,861
182,274
Other
7,009
1,311
(713)
155
7,762
Total Consumer
378,558
50,443
(56,631)
15,010
387,380
Total - Loans $
762,148
$
49,539
$
(64,290)
$
22,088
$
769,485
Allowance for credit losses - unfunded commitments:
Commercial $
9,075
$
(1,264)
$
-
$
-
$
7,811
Construction
5,052
106
-
-
5,158
Consumer
42
42
-
-
84
Ending balance - unfunded commitments [1] $
14,169
$
(1,116)
$
-
$
-
$
13,053
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the six months ended June 30, 2025
BPPR
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
2,783
$
905
$
-
$
-
$
8
$
3,696
Commercial real estate non-owner occupied
44,852
(2,759)
-
(86)
1,132
43,139
Commercial real estate owner occupied
37,355
(2,918)
-
(103)
1,514
35,848
Commercial and industrial
130,136
(7,026)
-
(5,778)
5,870
123,202
Total Commercial
215,126
(11,798)
-
(5,967)
8,524
205,885
Construction
2,743
332
-
-
-
3,075
Mortgage
72,901
(2,870)
9
(985)
5,911
74,966
Leasing
16,419
9,629
-
(8,526)
2,518
20,040
Consumer
Credit cards
99,130
26,916
-
(38,876)
5,136
92,306
Home equity lines of credit
54
(421)
-
(25)
446
54
Personal
91,296
35,709
-
(41,506)
7,392
92,891
Auto
165,995
36,323
-
(34,474)
14,430
182,274
Other
7,002
2,020
-
(1,580)
316
7,758
Total Consumer
363,477
100,547
-
(116,461)
27,720
375,283
Total - Loans $
670,666
$
95,840
$
9
$
(131,939)
$
44,673
$
679,249
Allowance for credit losses - unfunded commitments:
Commercial $
6,725
$
(849)
$
-
$
-
$
-
$
5,876
Construction
1,663
206
-
-
-
1,869
Ending balance - unfunded commitments [1] $
8,388
$
(643)
$
-
$
-
$
-
$
7,745
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the six months ended June 30, 2025
Popular U.S.
Provision for

Beginning credit losses Ending
(In thousands) Balance (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
6,453
$
7,194
$
(563)
$
1
$
13,085
Commercial real estate non-owner occupied
9,642
6,336
-
-
15,978
Commercial real estate owner occupied
12,473
193
(26)
563
13,203
Commercial and industrial
15,870
3,010
(1,196)
476
18,160
Total Commercial
44,438
16,733
(1,785)
1,040
60,426
Construction
8,521
(1,017)
-
-
7,504
Mortgage
9,508
484
-
217
10,209
Consumer
Home equity lines of credit
1,449
(935)
(46)
862
1,330
Personal
11,440
3,617
(5,546)
1,252
10,763
Other
2
35
(42)
9
4
Total Consumer
12,891
2,717
(5,634)
2,123
12,097
Total - Loans $
75,358
$
18,917
$
(7,419)
$
3,380
$
90,236
Allowance for credit losses - unfunded commitments:
Commercial $
1,662
$
273
$
-
$
-
$
1,935
Construction
5,409
(2,120)
-
-
3,289
Consumer
11
73
-
-
84
Ending balance - unfunded commitments [1] $
7,082
$
(1,774)
$
-
$
-
$
5,308
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the six months ended June 30, 2025
Popular Inc.
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
9,236
$
8,099
$
-
$
(563)
$
9
$
16,781
Commercial real estate non-owner occupied
54,494
3,577
-
(86)
1,132
59,117
Commercial real estate owner occupied
49,828
(2,725)
-
(129)
2,077
49,051
Commercial and industrial
146,006
(4,016)
-
(6,974)
6,346
141,362
Total Commercial
259,564
4,935
-
(7,752)
9,564
266,311
Construction
11,264
(685)
-
-
-
10,579
Mortgage
82,409
(2,386)
9
(985)
6,128
85,175
Leasing
16,419
9,629
-
(8,526)
2,518
20,040
Consumer
Credit cards
99,130
26,916
-
(38,876)
5,136
92,306
Home equity lines of credit
1,503
(1,356)
-
(71)
1,308
1,384
Personal
102,736
39,326
-
(47,052)
8,644
103,654
Auto
165,995
36,323
-
(34,474)
14,430
182,274
Other
7,004
2,055
-
(1,622)
325
7,762
Total Consumer
376,368
103,264
-
(122,095)
29,843
387,380
Total - Loans $
746,024
$
114,757
$
9
$
(139,358)
$
48,053
$
769,485
Allowance for credit losses - unfunded commitments:
Commercial $
8,387
$
(576)
$
-
$
-
$
-
$
7,811
Construction
7,072
(1,914)
-
-
-
5,158
Consumer
11
73
-
-
-
84
Ending balance - unfunded commitments [1] $
15,470
$
(2,417)
$
-
$
-
$
-
$
13,053
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

the six

months ended

June 30,

2025 amounted

to $
158

million (During

the year

ended December

31,
2024 - $
75

million), related to the commercial loan portfolios.
The following tables show the amortized cost basis of the loans modified to borrowers experiencing financial difficulties at the end of the reporting period disaggregated by

class of financing receivable and

type of concession granted

for the quarters and

six months
ended June 30, 2025 and 2024. Loans modified

to borrowers experiencing financial difficulties that were fully paid down,

charged-off
or foreclosed upon by period end are not reported.

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the quarter ended June 30, 2025
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June
30, 2025
% of total class
of Financing
Receivable
Amortized Cost
Basis at June
30, 2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30, 2025
% of total class of
Financing
Receivable
Commercial and industrial
$
837
0.01
%
$
-
-
%
$
837
0.01
%
Mortgage
69
-
%
-
-
%
69
-
%
Consumer: -

Credit cards
395
0.03
%
-
-
%
395
0.03
%

Personal
1,159
0.06
%
-
-
%
1,159
0.06
%
Total $
2,460
0.01
% $
-
-
% $
2,460
0.01
%
Term Extension
BPPR Popular U.S.
Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June
30, 2025
% of total class
of Financing
Receivable
Amortized Cost
Basis at June
30, 2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30, 2025
% of total class of
Financing
Receivable
CRE non-owner occupied
$
108
-
% $
58,652
2.68
%
$
58,760
1.06
%
CRE owner occupied
5,308
0.44
%
-
-
%
5,308
0.18
%
Commercial and industrial
5,693
0.10
%
-
-
%
5,693
0.07
%
Mortgage
12,983
0.18
%
665
0.05
%
13,648
0.16
%
Consumer: -

Personal
260
0.01
%
21
0.02
%
281
0.01
%

Auto
49
-
%
-
-
%
49
-
%
Total $
24,401
0.09
% $
59,338
0.52
% $
83,739
0.22
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S.
Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June
30, 2025
% of total class
of Financing
Receivable
Amortized Cost
Basis at June
30, 2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30, 2025
% of total class of
Financing
Receivable
CRE non-owner occupied $
4,436
0.13
% $
-
-
% $
4,436
0.08
%
CRE owner occupied
8,827
0.73
%
-
-
%
8,827
0.29
%
Commercial and industrial
166,870
2.98
%
-
-
%
166,870
2.07
%
Mortgage
420
0.01
%
-
-
%
420
-
%
Total $
180,553
0.67
% $
-
-
% $
180,553
0.47
%
Combination - Term Extension

and Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June
30, 2025
% of total class
of Financing
Receivable
Amortized Cost
Basis at June
30, 2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30, 2025
% of total class of
Financing
Receivable
Commercial and industrial
$
100
-
%
$
-
-
%
$
100
-
%
Mortgage
3,936
0.06
%
-
-
%
3,936
0.05
%
Consumer:

Personal
3,429
0.19
%
73
0.09
%
3,502
0.19
%

Auto
16
-
%
-
-
%
16
-
%
Total $
7,481
0.03
% $
73
-
% $
7,554
0.02
%
Combination -

Other-Than-Insignificant Payment Delays and Interest Rate

Reduction
Puerto Rico Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June
30, 2025
% of total class
of Financing
Receivable
Amortized Cost
Basis at June
30, 2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at June
30, 2025
% of total class of
Financing
Receivable
Commercial and industrial $
310
0.01
% $
-
-
% $
310
-
%
Consumer:

Credit cards
2,293
0.19
%
-
-
%
2,293
0.19
%
Total $
2,603
0.01
% $
-
-
% $
2,603
0.01
%

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the six months ended June 30,

2025
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2025
% of total class of
Financing
Receivable
Commercial and industrial $
2,048
0.04
% $
-
-
% $
2,048
0.03
%
Mortgage
69
-
%
-
-
%
69
-
%
Consumer:

Credit cards
542
0.04
%
-
-
%
542
0.04
%

Personal
2,280
0.13
%
-
-
%
2,280
0.12
%

Other
5
-
%
-
-
%
5
-
%
Total $
4,944
0.02
% $
-
-
% $
4,944
0.01
%
Term Extension
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2025
% of total class of
Financing
Receivable
CRE non-owner occupied
$
108
-
% $
58,652
2.68
% $
58,760
1.06
%
CRE owner occupied
5,308
0.44
%
-
-
%
5,308
0.18
%
Commercial and industrial
11,271
0.20
%
-
-
%
11,271
0.14
%
Mortgage
22,922
0.32
%
665
0.05
%
23,587
0.28
%
Consumer:

Personal
495
0.03
%
21
0.02
%
516
0.03
%

Auto
87
-
%
-
-
%
87
-
%
Total $
40,191
0.15
% $
59,338
0.52
% $
99,529
0.26
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2025
% of total class of
Financing
Receivable
CRE non-owner occupied $
4,436
0.13
% $
-
-
% $
4,436
0.08
%
CRE owner occupied
20,980
1.75
%
-
-
%
20,980
0.70
%
Commercial and industrial
177,506
3.17
%
-
-
%
177,506
2.21
%
Mortgage
420
0.01
%
-
-
%
420
-
%
Total $
203,342
0.76
% $
-
-
% $
203,342
0.53
%
Combination - Term Extension

and Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2025
% of total class of
Financing
Receivable
Commercial and industrial $
100
-
% $
-
-
% $
100
-
%
Mortgage
7,061
0.10
%
-
-
%
7,061
0.08
%
Consumer:

Personal
6,534
0.36
%
114
0.14
%
6,648
0.35
%

Auto
16
-
%
-
-
%
16
-
%
Total $
13,711
0.05
% $
114
-
% $
13,825
0.04
%

Combination - Other-Than-Insignificant Payment Delays

and Interest Rate Reduction
Puerto Rico Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at June 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at June 30,
2025
% of total class of
Financing
Receivable
Commercial and industrial $
861
0.02
% $
-
-
% $
861
0.01
%
Consumer:

Credit cards
4,867
0.40
%
-
-
%
4,867
0.40
%
Total $
5,728
0.02
% $
-
-
% $
5,728
0.02
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
-
-
89
-
%
Consumer:

Credit cards
539
0.05
%
-
-
539
0.05
%
Total $
628
-
% $
-
-
$
628
-
%

The following tables describe the financial effect of the

modifications made to borrowers experiencing

financial difficulties:

For the quarter ended June 30, 2025
Interest rate reduction
Loan Type Financial Effect
Commercial and industrial Reduced weighted-average contractual interest rate from
22.7
% to
9.9
%.
Mortgage Reduced weighted-average contractual interest rate from
7
.0% to
5.4
%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
20.8
% to
7.9
%.
Personal Reduced weighted-average contractual interest rate from
20.9
% to
11.1
%.
Auto Reduced weighted-average contractual interest rate from
18.3
0% to
18.29
%.
Term extension
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
2

years to the life of loans.
CRE Owner occupied Added a weighted-average of
17

months to the life of loans.
Commercial and industrial Added a weighted-average of
10

months to the life of loans.
Mortgage Added a weighted-average of
12

years to the life of loans.
Consumer:
Personal Added a weighted-average of
5

years to the life of loans.
Auto Added a weighted-average of
19

months to the life of loans.
Other than insignificant payment delays
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
13

months to the life of loans.
CRE Owner occupied Added a weighted-average of
14

months to the life of loans.
Commercial and industrial Added a weighted-average of
11

months to the life of loans.
Mortgage Added a weighted-average of
20

months to the life of loans.
Consumer:
Credit cards Added a weighted-average of
17

months to the life of loans.

For the six months ended June 30, 2025
Interest rate reduction
Loan Type Financial Effect
Commercial and industrial Reduced weighted-average contractual interest rate from
24.3
% to
9.7
%.
Mortgage Reduced weighted-average contractual interest rate from
6.8
% to
5.5
%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
21
.0% to
8.2
%.
Personal Reduced weighted-average contractual interest rate from
21.3
% to
11.5
%.
Auto Reduced weighted-average contractual interest rate from
18.3
0% to
18.29
%.
Other Reduced weighted-average contractual interest rate from
18
.0% to
0
.0%.
Term extension
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
2

years to the life of loans.
CRE Owner occupied Added a weighted-average of
17

months to the life of loans.
Commercial and industrial Added a weighted-average of
17

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
20

months to the life of loans.
Consumer:
Credit cards Added a weighted-average of
18

months to the life of loans.

For the quarter ended June 30, 2024
Interest rate reduction
Loan Type Financial Effect
CRE Owner occupied Reduced weighted-average contractual interest rate from
12
.0% to
5
.0%.
Commercial and industrial Reduced weighted-average contractual interest rate from
18
.0% to
9.3
%.
Mortgage Reduced weighted-average contractual interest rate from
6.4
% to
4.4
%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
19.7
% to
4.2
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
12
.0% to
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

June 30, 2025
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE non-owner occupied $
-
$
-
$
556
$
556
$
4,536
$
5,092
$
448
$
108
CRE owner occupied
386
-
2,583
2,969
43,635
46,604
429
2,154
Commercial and industrial
291
92
2,325
2,708
215,888
218,596
387
1,938
Mortgage
5,765
2,431
18,854
27,050
31,215
58,265
4,876
13,978
Consumer:

Credit cards
729
539
1,153
2,421
5,851
8,272
882
271

Personal
631
300
2,365
3,296
13,243
16,539
281
2,084

Auto
-
-
-
-
135
135
-
-

Other
-
-
-
-
5
5
-
-
Total $
7,802
$
3,362
$
27,836
$
39,000
$
314,508
$
353,508
$
7,303
$
20,533
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

June 30, 2025
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
Commercial multi-family $
-
$
-
$
-
$
-
$
5,791
5,791
$
-
$
-
CRE non-owner occupied
-
-
-
-
58,652
58,652
-
-
Commercial and industrial
-
-
-
-
609
609
-
-
Mortgage
-
-
-
-
1,481
1,481
-
-
Consumer:

Personal
17
-
-
17
208
225
-
-
Total $
17
$
-
$
-
$
17
$
66,741
$
66,758
$
-
$
-
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

June 30, 2025
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
Commercial multi-family $
-
$
-
$
-
$
-
$
5,791
$
5,791
$
-
$
-
CRE non-owner occupied
-
-
556
556
63,188
63,744
448
108
CRE owner occupied
386
-
2,583
2,969
43,635
46,604
429
2,154
Commercial and industrial
291
92
2,325
2,708
216,497
219,205
387
1,938
Mortgage
5,765
2,431
18,854
27,050
32,696
59,746
4,876
13,978
Consumer:

Credit cards
729
539
1,153
2,421
5,851
8,272
882
271

Personal
648
300
2,365
3,313
13,451
16,764
281
2,084

Auto
-
-
-
-
135
135
-
-

Other
-
-
-
-
5
5
-
-
Total $
7,819
$
3,362
$
27,836
$
39,017
$
381,249
$
420,266
$
7,303
$
20,533
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

by period end are not reported.

Payment

default

is

defined

as

a

restructured

loan

becoming

90

days

past

due

after

being

modified,

foreclosed

or

charged-off,
whichever

occurs

first.
The

following

tables

provide

the

outstanding

balance

of

loans

modified

for

borrowers

under

financial
difficulties that were subject to payment default and that

had been modified during the twelve months prior

to default.

Amortized Cost Basis of Modified Financing Receivables That

Subsequently Defaulted During the Quarter Ended June

30, 2025
(In thousands)
Interest Rate
Reduction Term Extension
Other-Than-
Insignificant
Payment Delays
Combination - Term
Extension and Interest
Rate Reduction
Combination - Other-
Than-Insignificant
Payment Delays and
Interest Rate
Reduction Total
CRE non-owner occupied $
-
$
-
$
448
$
-
$
-
$
448
CRE owner occupied
-
-
254
-
-
254
Commercial and industrial
70
-
-
-
318
388
Mortgage
-
4,478
-
1,256
-
5,734
Consumer:

Credit cards
172
-
-
-
771
943

Personal
127
105
-
139
-
371
Total $
369
$
4,583
$
702
$
1,395
$
1,089
$
8,138

Amortized Cost Basis of Modified Financing Receivables That

Subsequently Defaulted During the Six Months Ended

June 30, 2025
(In thousands)
Interest Rate
Reduction Term Extension
Other-Than-
Insignificant
Payment Delays
Combination - Term
Extension and Interest
Rate Reduction
Combination - Other-
Than-Insignificant
Payment Delays and
Interest Rate
Reduction Total
CRE non-owner occupied $
-
$
-
$
448
$
-
$
-
$
448
CRE owner occupied
-
88
429
-
-
517
Commercial and industrial
99
-
30
-
395
524
Mortgage
-
8,129
-
1,411
-
9,540
Consumer:

Credit cards
290
-
-
-
983
1,273

Personal
143
105
-
147
-
395
Total $
532
$
8,322
$
907
$
1,558
$
1,378
$
12,697

Amortized Cost Basis of Modified Financing Receivables That

Subsequently Defaulted During the Quarter Ended June

30, 2024

(In thousands)
Interest Rate
Reduction Term Extension
Other-Than-
Insignificant
Payment Delays
Combination - Term
Extension and Interest
Rate Reduction
Combination - Other-
Than-Insignificant
Payment Delays and
Interest Rate
Reduction Total
Commercial and industrial $
-
$
57
$
22
$
-
$
51
$
130
Mortgage
-
5,012
-
1,246
-
6,258
Consumer:

Credit cards
60
-
-
-
76
136

Personal
270
-
-
66
-
336
Total $
330
$
5,069
$
22
$
1,312
$
127
$
6,860

Amortized Cost Basis of Modified Financing Receivables That

Subsequently Defaulted During the Six Months Ended

June 30, 2024
(In thousands)
Interest Rate
Reduction Term Extension
Other-Than-
Insignificant
Payment Delays
Combination - Term
Extension and Interest
Rate Reduction
Combination - Other-
Than-Insignificant
Payment Delays and
Interest Rate
Reduction Total
CRE owner occupied $
-
$
543
$
-
$
-
$
-
$
543
Commercial and industrial
-
11,936
32
-
76
12,044
Mortgage
-
6,707
-
1,548
-
8,255
Consumer:

Credit cards
85
-
-
-
147
232

Personal
309
-
-
144
-
453
Total $
394
$
19,186
$
32
$
1,692
$
223
$
21,527
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

June 30, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior

Years Total
BPPR
Commercial:
Commercial multi-family
Pass $
5,807
$
49,680
$
36,848
$
134,824
$
20,776
$
49,916
$
107
$
-
$
297,958
Watch
-
-
-
532
-
974
-
-
1,506
Special Mention
-
-
-
-
-
3,052
-
-
3,052
Substandard
-
-
-
-
-
3,847
-
-
3,847
Total commercial
multi-family $
5,807
$
49,680
$
36,848
$
135,356
$
20,776
$
57,789
$
107
$
-
$
306,363
Commercial real estate non-owner occupied
Pass $
170,876
$
435,905
$
277,255
$
800,396
$
539,661
$
851,734
$
6,502
$
-
$
3,082,329
Watch
8,463
9,012
2,133
736
4,929
55,975
72
-
81,320
Special Mention
-
-
40,950
150
-
21,642
-
-
62,742
Substandard
-
14,255
8,650
30,652
26,150
23,886
-
-
103,593
Total commercial
real estate non-
owner occupied $
179,339
$
459,172
$
328,988
$
831,934
$
570,740
$
953,237
$
6,574
$
-
$
3,329,984
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
86
$
-
$
-
$
86
Commercial real estate owner occupied
Pass $
37,062
$
137,720
$
79,163
$
103,152
$
183,384
$
334,315
$
6,647
$
-
$
881,443
Watch
1,871
14,458
5,509
26,227
21,246
80,797
-
-
150,108
Special Mention
-
-
1,671
16,158
743
11,605
1,461
-
31,638
Substandard
-
361
1,581
45,868
2,600
76,599
11,823
-
138,832
Doubtful
-
-
-
-
-
85
-
-
85
Total commercial
real estate owner
occupied $
38,933
$
152,539
$
87,924
$
191,405
$
207,973
$
503,401
$
19,931
$
-
$
1,202,106
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
103
$
-
$
-
$
103

Commercial and industrial
Pass $
610,403
$
726,378
$
802,741
$
507,669
$
213,257
$
406,259
$
1,375,443
$
-
$
4,642,150
Watch
24,809
98,741
24,041
69,784
52,631
24,827
114,548
-
409,381
Special Mention
25
20,707
15,190
193
155,494
3,748
15,670
-
211,027
Substandard
4,506
14,137
39,212
77,310
4,268
27,254
165,473
-
332,160
Doubtful
-
-
-
-
-
6
-
-
6
Total commercial
and industrial $
639,743
$
859,963
$
881,184
$
654,956
$
425,650
$
462,094
$
1,671,134
$
-
$
5,594,724
Year-to-Date gross
write-offs $
505
$
134
$
209
$
370
$
21
$
207
$
4,332
$
-
$
5,778
Construction
Pass $
12,476
$
93,063
$
71,433
$
13,614
$
2,392
$
10,344
$
28,788
$
-
$
232,110
Watch
-
-
15,355
-
82
-
-
-
15,437
Substandard
-
-
-
-
5,752
-
-
-
5,752
Total construction $
12,476
$
93,063
$
86,788
$
13,614
$
8,226
$
10,344
$
28,788
$
-
$
253,299
Mortgage
Pass $
500,848
$
896,365
$
701,587
$
393,941
$
390,381
$
4,147,454
$
-
$
-
$
7,030,576
Substandard
-
76
2,349
2,923
837
67,245
-
-
73,430
Total mortgage $
500,848
$
896,441
$
703,936
$
396,864
$
391,218
$
4,214,699
$
-
$
-
$
7,104,006
Year-to-Date gross
write-offs $
-

$
-

$
-

$
-

$
-

$
985
$
-
$
-
$
985

June 30, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior

Years Total
BPPR
Leasing
Pass $
401,501
$
606,339
$
415,561
$
304,802
$
174,810
$
72,079
$
-
$
-
$
1,975,092
Substandard
102
947
2,339
2,527
1,318
743
-
-
7,976
Total leasing $
401,603
$
607,286
$
417,900
$
307,329
$
176,128
$
72,822
$
-
$
-
$
1,983,068
Year-to-Date gross
write-offs $
96
$
2,005
$
2,801
$
2,692
$
932
$
-
$
-
$
-
$
8,526
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,190,089
$
-
$
1,190,089
Substandard
-
-
-
-
-
-
25,179
-
25,179
Loss
-
-
-
-
-
-
22
-
22
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,215,290
$
-
$
1,215,290
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
38,876
$
-
$
38,876
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,809
$
-
$
1,809
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
-
$
1,809
$
-
$
1,809
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
25
$
-
$
25
Personal
Pass $
463,420
$
565,928
$
361,675
$
187,632
$
73,097
$
94,447
$
-
$
28,023
$
1,774,222
Substandard
23
1,776
3,660
1,823
675
7,307
-
2,295
17,559
Loss
-
128
173
59
61
8
-
-
429
Total Personal $
463,443
$
567,832
$
365,508
$
189,514
$
73,833
$
101,762
$
-
$
30,318
$
1,792,210
Year-to-Date gross
write-offs $
55
$
7,261
$
19,056
$
10,308
$
2,754
$
1,137
$
-
$
935
$
41,506
Auto
Pass $
631,487
$
1,141,753
$
823,831
$
563,712
$
402,200
$
249,272
$
-
$
-
$
3,812,255
Substandard
559
10,807
13,078
10,413
7,488
7,015
-
-
49,360
Loss
-
17
57
8
-
5
-
-
87
Total Auto $
632,046
$
1,152,577
$
836,966
$
574,133
$
409,688
$
256,292
$
-
$
-
$
3,861,702
Year-to-Date gross
write-offs $
907
$
14,215
$
9,433
$
6,088
$
2,823
$
1,008
$
-
$
-
$
34,474
Other consumer
Pass $
11,209
$
26,344
$
27,484
$
17,591
$
8,930
$
4,052
$
62,591
$
-
$
158,201
Substandard
-
-
221
105
-
55
264
-
645
Loss
-
-
-
1,026
550
-
-
-
1,576
Total Other
consumer $
11,209
$
26,344
$
27,705
$
18,722
$
9,480
$
4,107
$
62,855
$
-
$
160,422
Year-to-Date gross
write-offs $
12
$
159
$
152
$
158
$
115
$
984
$
-
$
-
$
1,580
Total BPPR $
2,885,447
$
4,864,897
$
3,773,747
$
3,313,827
$
2,293,712
$
6,636,547
$
3,006,488
$
30,318
$
26,804,983

June 30, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior
Years Total
Popular U.S.
Commercial:
Commercial multi-family
Pass $
220,110
$
141,968
$
158,579
$
463,959
$
304,759
$
713,040
$
7,845
$
-
$
2,010,260
Watch
-
-
-
19,739
24,169
124,218
-
-
168,126
Special Mention
-
-
-
7,922
-
-
-
-
7,922
Substandard
-
-
-
2,742
-
25,376
-
-
28,118
Total commercial
multi-family $
220,110
$
141,968
$
158,579
$
494,362
$
328,928
$
862,634
$
7,845
$
-
$
2,214,426
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
563
$
-
$
-
$
563
Commercial real estate non-owner occupied
Pass $
134,448
$
184,579
$
311,357
$
474,945
$
168,109
$
650,531
$
9,897
$
-
$
1,933,866
Watch
10,300
8,875
10,900
11,365
9,221
85,023
-
-
135,684
Substandard
-
-
1,937
13,105
5,830
100,718
250
-
121,840
Total commercial
real estate non-
owner occupied
$
144,748
$
193,454
$
324,194
$
499,415
$
183,160
$
836,272
$
10,147
$
-
$
2,191,390
Commercial real estate owner occupied
Pass $
182,187
$
256,245
$
256,523
$
265,347
$
267,836
$
283,143
$
8,454
$
-
$
1,519,735
Watch
-
13,500
25,370
7,838
859
55,575
-
-
103,142
Special Mention
-
18,056
-
38,063
-
22,984
-
-
79,103
Substandard
-
-
-
16,310
2,557
80,902
-
-
99,769
Total commercial
real estate owner
occupied $
182,187
$
287,801
$
281,893
$
327,558
$
271,252
$
442,604
$
8,454
$
-
$
1,801,749
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
26
$
-
$
-
$
26

Commercial and industrial
Pass $
128,135
$
324,089
$
288,628
$
319,633
$
290,456
$
714,577
$
245,021
$
-
$
2,310,539
Watch
-
-
5,203
38,038
24,093
38,311
5,940
-
111,585
Special Mention
-
-
3,909
4,822
427
215
1,906
-
11,279
Substandard
-
2,623
274
-
196
1,509
11,023
-
15,625
Total commercial
and industrial
$
128,135
$
326,712
$
298,014
$
362,493
$
315,172
$
754,612
$
263,890
$
-
$
2,449,028
Year-to-Date gross
write-offs $
-
$
552
$
-
$
-
$
599
$
7
$
38
$
-
$
1,196
Construction
Pass $
153,767
$
373,195
$
503,352
$
62,476
$
-
$
6,030
$
11,641
$
-
$
1,110,461
Watch
324
3,945
4,615
67,330
-
7,057
-
-
83,271
Special Mention
-
-
12,568
-
-
-
-
-
12,568
Substandard
-
-
-
8,602
-
-
-
-
8,602
Total construction $
154,091
$
377,140
$
520,535
$
138,408
$
-
$
13,087
$
11,641
$
-
$
1,214,902
Mortgage
Pass $
82,666
$
89,746
$
86,297
$
209,953
$
267,057
$
576,649
$
-
$
-
$
1,312,368
Substandard
-
-
644
-
-
27,409
-
-
28,053
Total mortgage $
82,666
$
89,746
$
86,941
$
209,953
$
267,057
$
604,058
$
-
$
-
$
1,340,421

June 30, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior
Years Total
Popular U.S.
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
3
$
-
$
3
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
3
$
-
$
3
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
5,408
$
56,341
$
10,802
$
72,551
Substandard
-
-
-
-
-
1,478
13
558
2,049
Loss
-
-
-
-
-
164
-
906
1,070
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
7,050
$
56,354
$
12,266
$
75,670
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
46
$
-
$
46
Personal
Pass $
11,637
$
22,435
$
16,958
$
25,006
$
5,594
$
1,530
$
-
$
-
$
83,160
Substandard
-
231
228
251
49
279
-
-
1,038
Loss
-
-
7
-
-
48
-
-
55
Total Personal $
11,637
$
22,666
$
17,193
$
25,257
$
5,643
$
1,857
$
-
$
-
$
84,253
Year-to-Date gross
write-offs $
-
$
1,158
$
1,379
$
2,535
$
437
$
37
$
-
$
-
$
5,546
Other consumer
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
8,353
$
-
$
8,353
Total Other
consumer $
-
$
-
$
-
$
-
$
-
$
-
$
8,353
$
-
$
8,353
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
42
$
-
$
42
Total Popular U.S. $
923,574
$
1,439,487
$
1,687,349
$
2,057,446
$
1,371,212
$
3,522,174
$
366,687
$
12,266
$
11,380,195

June 30, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior
Years Total
Popular, Inc.
Commercial:
Commercial multi-family
Pass $
225,917
$
191,648
$
195,427
$
598,783
$
325,535
$
762,956
$
7,952
$
-
$
2,308,218
Watch
-
-
-
20,271
24,169
125,192
-
-
169,632
Special Mention
-
-
-
7,922
-
3,052
-
-
10,974
Substandard
-
-
-
2,742
-
29,223
-
-
31,965
Total commercial
multi-family $
225,917
$
191,648
$
195,427
$
629,718
$
349,704
$
920,423
$
7,952
$
-
$
2,520,789
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
563
$
-
$
-
$
563
Commercial real estate non-owner occupied
Pass $
305,324
$
620,484
$
588,612
$
1,275,341
$
707,770
$
1,502,265
$
16,399
$
-
$
5,016,195
Watch
18,763
17,887
13,033
12,101
14,150
140,998
72
-
217,004
Special Mention
-
-
40,950
150
-
21,642
-
-
62,742
Substandard
-
14,255
10,587
43,757
31,980
124,604
250
-
225,433
Total commercial
real estate non-
owner occupied $
324,087
$
652,626
$
653,182
$
1,331,349
$
753,900
$
1,789,509
$
16,721
$
-
$
5,521,374
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
86
$
-
$
-
$
86
Commercial real estate owner occupied
Pass $
219,249
$
393,965
$
335,686
$
368,499
$
451,220
$
617,458
$
15,101
$
-
$
2,401,178
Watch
1,871
27,958
30,879
34,065
22,105
136,372
-
-
253,250
Special Mention
-
18,056
1,671
54,221
743
34,589
1,461
-
110,741
Substandard
-
361
1,581
62,178
5,157
157,501
11,823
-
238,601
Doubtful
-
-
-
-
-
85
-
-
85
Total commercial
real estate owner
occupied $
221,120
$
440,340
$
369,817
$
518,963
$
479,225
$
946,005
$
28,385
$
-
$
3,003,855
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
129
$
-
$
-
$
129
Commercial and industrial
Pass $
738,538
$
1,050,467
$
1,091,369
$
827,302
$
503,713
$
1,120,836
$
1,620,464
$
-
$
6,952,689
Watch
24,809
98,741
29,244
107,822
76,724
63,138
120,488
-
520,966
Special Mention
25
20,707
19,099
5,015
155,921
3,963
17,576
-
222,306
Substandard
4,506
16,760
39,486
77,310
4,464
28,763
176,496
-
347,785
Doubtful
-
-
-
-
-
6
-
-
6
Total commercial
and industrial $
767,878
$
1,186,675
$
1,179,198
$
1,017,449
$
740,822
$
1,216,706
$
1,935,024
$
-
$
8,043,752
Year-to-Date gross
write-offs $
505
$
686
$
209
$
370
$
620
$
214
$
4,370
$
-
$
6,974

June 30, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior
Years Total
Popular, Inc.
Construction
Pass $
166,243
$
466,258
$
574,785
$
76,090
$
2,392
$
16,374
$
40,429
$
-
$
1,342,571
Watch
324
3,945
19,970
67,330
82
7,057
-
-
98,708
Special Mention
-
-
12,568
-
-
-
-
-
12,568
Substandard
-
-
-
8,602
5,752
-
-
-
14,354
Total construction $
166,567
$
470,203
$
607,323
$
152,022
$
8,226
$
23,431
$
40,429
$
-
$
1,468,201
Mortgage
Pass $
583,514
$
986,111
$
787,884
$
603,894
$
657,438
$
4,724,103
$
-
$
-
$
8,342,944
Substandard
-
76
2,993
2,923
837
94,654
-
-
101,483
Total mortgage $
583,514
$
986,187
$
790,877
$
606,817
$
658,275
$
4,818,757
$
-
$
-
$
8,444,427
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
985
$
-
$
-
$
985
Leasing
Pass $
401,501
$
606,339
$
415,561
$
304,802
$
174,810
$
72,079
$
-
$
-
$
1,975,092
Substandard
102
947
2,339
2,527
1,318
743
-
-
7,976
Total leasing $
401,603
$
607,286
$
417,900
$
307,329
$
176,128
$
72,822
$
-
$
-
$
1,983,068
Year-to-Date gross
write-offs $
96
$
2,005
$
2,801
$
2,692
$
932
$
-
$
-
$
-
$
8,526

June 30, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior
Years Total
Popular, Inc.
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,190,092
$
-
$
1,190,092
Substandard
-
-
-
-
-
-
25,179
-
25,179
Loss
-
-
-
-
-
-
22
-
22
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,215,293
$
-
$
1,215,293
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
38,876
$
-
$
38,876
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
5,408
$
58,150
$
10,802
$
74,360
Substandard
-
-
-
-
-
1,478
13
558
2,049
Loss
-
-
-
-
-
164
-
906
1,070
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
7,050
$
58,163
$
12,266
$
77,479
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
71
$
-
$
71
Personal
Pass $
475,057
$
588,363
$
378,633
$
212,638
$
78,691
$
95,977
$
-
$
28,023
$
1,857,382
Substandard
23
2,007
3,888
2,074
724
7,586
-
2,295
18,597
Loss
-
128
180
59
61
56
-
-
484
Total Personal $
475,080
$
590,498
$
382,701
$
214,771
$
79,476
$
103,619
$
-
$
30,318
$
1,876,463
Year-to-Date gross
write-offs $
55
$
8,419
$
20,435
$
12,843
$
3,191
$
1,174
$
-
$
935
$
47,052
Auto
Pass $
631,487
$
1,141,753
$
823,831
$
563,712
$
402,200
$
249,272
$
-
$
-
$
3,812,255
Substandard
559
10,807
13,078
10,413
7,488
7,015
-
-
49,360
Loss
-
17
57
8
-
5
-
-
87
Total Auto $
632,046
$
1,152,577
$
836,966
$
574,133
$
409,688
$
256,292
$
-
$
-
$
3,861,702
Year-to-Date gross
write-offs $
907
$
14,215
$
9,433
$
6,088
$
2,823
$
1,008
$
-
$
-
$
34,474
Other consumer
Pass $
11,209
$
26,344
$
27,484
$
17,591
$
8,930
$
4,052
$
70,944
$
-
$
166,554
Substandard
-
-
221
105
-
55
264
-
645
Loss
-
-
-
1,026
550
-
-
-
1,576
Total Other
consumer $
11,209
$
26,344
$
27,705
$
18,722
$
9,480
$
4,107
$
71,208
$
-
$
168,775
Year-to-Date gross
write-offs $
12
$
159
$
152
$
158
$
115
$
984
$
42
$
-
$
1,622
Total Popular Inc. $
3,809,021
$
6,304,384
$
5,461,096
$
5,371,273
$
3,664,924
$
10,158,721
$
3,373,175
$
42,584
$
38,185,178

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
(In thousands) 2025 2024 2025 2024
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees $
6,912
$
7,602
$
14,080
$
15,353
Mortgage servicing rights fair value adjustments
(1,954)
(1,945)
(5,524)
(5,384)
Total mortgage

servicing fees, net of fair value adjustments
4,958
5,657
8,556
9,969
Net (loss) gain on sale of loans, including valuation on

loans held-for-sale
(37)
2
156
76
Trading account (loss) profit:
Unrealized (losses) gains on outstanding derivative positions
(8)
56
(95)
157
Realized (losses) gains on closed derivative positions
(10)
9
(9)
12
Total trading account

(loss) profit

(18)
65
(104)
169
Losses on repurchased loans, including interest advances
(31)
(1)
(47)
(131)
Total mortgage

banking activities
$
4,872
$
5,723
$
8,561
$
10,083

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

2025 and 2024:

Proceeds Obtained During the Quarter Ended June 30, 2025
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
2,581
$
-
$
2,581
Mortgage-backed securities - FNMA
-
2,553
-
2,553
Total trading account

debt securities
$
-
$
5,134
$
-
$
5,134
Mortgage servicing rights $
-
$
-
$
92
$
92
Total

$
-
$
5,134
$
92
$
5,226

Proceeds Obtained During the Six months Ended June

30, 2025
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
2,581
$
-
$
2,581
Mortgage-backed securities - FNMA
-
4,271
-
4,271
Total trading account

debt securities
$
-
$
6,852
$
-
$
6,852
Mortgage servicing rights $
-
$
-
$
135
$
135
Total

$
-
$
6,852
$
135
$
6,987

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
2,673

Proceeds Obtained During the Six months Ended June

30, 2024
(In thousands) Level 1 Level 2 Level 3 Initial Fair Value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
1,100
$
-
$
1,100
Mortgage-backed securities - FNMA
-
3,706
-
3,706
Total trading account

debt securities
$
-
$
4,806
$
-
$
4,806
Mortgage servicing rights $
-
$
-
$
117
$
117
Total

$
-
$
4,806
$
117
$
4,923
During the

six months

ended June 30,

2025, the

Corporation retained servicing

rights on

whole loan sales

involving $
15

million in
principal balance

outstanding (June

30, 2024

- $
23

million), with

net realized

gains of

$
0.4

million (June

30, 2024

- gains

of $
0.5
million). All loan sales performed during the six months

ended June 30, 2025 and 2024 were without

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

The following table

presents the changes

in MSRs measured

using the fair

value method for

the six months

ended June 30,

2025
and 2024.

Residential MSRs
(In thousands) June 30, 2025 June 30, 2024
Fair value at beginning of period $
108,103
$
118,109
Additions
498
661
Changes due to payments on loans

[1]
(4,326)
(4,435)
Reduction due to loan repurchases
(221)
(247)
Changes in fair value due to changes in valuation model inputs or assumptions
(977)
(702)
Fair value at end of period

[2]
$
103,077
$
113,386
[1] Represents changes due to collection / realization

of expected cash flows over time.
[2] At June 30, 2025, PB had MSRs amounting to $
1.8

million (June 30, 2024 - $
1.9

million).
Residential mortgage loans serviced for others were $
8.6

billion at June 30, 2025 (December 31, 2024

-$
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

2025, those weighted average

mortgage servicing fees were
0.32
% (June
30, 2024 -
0.32
%). Under these servicing agreements, the banking

subsidiaries do not generally earn significant prepayment

penalty
fees on the underlying loans serviced.
The section

below includes

information on

assumptions used

in the

valuation model

of the

MSRs, originated

and purchased.

Key
economic assumptions used

in measuring the

servicing rights derived

from loans securitized

or sold by

the Corporation during

the
quarters and six months ended June 30, 2025 and

2024 were as follows:

Quarters ended Six months ended

June 30, 2025 June 30, 2024 June 30, 2025 June 30, 2024
BPPR PB BPPR PB BPPR PB BPPR PB
Prepayment speed
5.9
%
5.8
%
6.9
%
6.3
%
6.8
%
6.0
%
6.4
%
6.2
%
Weighted average life (in years)
10.4
8.8
9.2
8.6
9.8
8.8
9.4
8.7
Discount rate (annual rate)
9.5
%
12.9
%
9.8
%
12.9
%
9.7
%
12.9
%
9.6
%
12.7
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
33,734
$
34,019
$
69,343
$
74,084
Weighted average life (in years)
6.4
6.4
6.6
6.6
Weighted average prepayment speed (annual

rate)
5.6
%
5.8
%
6.9
%
6.9
%
Impact on fair value of 10% adverse change $
(658)
$
(667)
$
(1,346)
$
(1,448)
Impact on fair value of 20% adverse change $
(1,289)
$
(1,308)
$
(2,641)
$
(2,840)
Weighted average discount rate (annual rate)
11.3
%
11.4
%
10.9
%
10.8
%
Impact on fair value of 10% adverse change $
(1,245)
$
(1,267)
$
(2,496)
$
(2,689)
Impact on fair value of 20% adverse change $
(2,410)
$
(2,451)
$
(4,837)
$
(5,211)
The sensitivity analyses presented in the table above for servicing rights are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 and 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the sensitivity tables included herein the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivity.
At

June

30,

2025,

the

Corporation

serviced

$
460

million

in

residential

mortgage

loans

with

credit

recourse

to

the

Corporation
(December 31, 2024

- $
495

million). Also refer

to Note

19 to

the Consolidated Financial

Statements for information

on changes in
the Corporation’s liability of estimated losses related

to loans serviced with credit recourse.
During the

six months

ended June

30, 2025,

the Corporation

repurchased $
17

million (June

30, 2024

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
30, 2025 and 2024.

For the quarter ended June 30, 2025
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
7,111
$
45,003
$
52,114
Write-downs in value
(835)
(516)
(1,351)
Additions
314
7,908
8,222
Sales
(693)
(12,145)
(12,838)
Other adjustments
-
(21)
(21)
Ending balance $
5,897
$
40,229
$
46,126

For the quarter ended June 30, 2024
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
15,962
$
64,580
$
80,542
Write-downs in value
(1,039)
(427)
(1,466)
Additions
516
12,146
12,662
Sales
(6,011)
(15,502)
(21,513)
Ending balance $
9,428
$
60,797
$
70,225

For the six months ended June 30, 2025
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
8,424
$
48,844
$
57,268
Write-downs in value
(864)
(1,715)
(2,579)
Additions
571
16,697
17,268
Sales
(2,234)
(23,374)
(25,608)
Other adjustments
-
(223)
(223)
Ending balance $
5,897
$
40,229
$
46,126

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

(In thousands) June 30, 2025 December 31, 2024
Net deferred tax assets (net of valuation allowance) $
862,089
$
926,329
Investments under the equity method
244,510
251,537
Prepaid taxes
63,677
42,909
Other prepaid expenses
31,982
28,376
Capitalized software costs
169,583
136,442
Derivative assets
24,792
25,975
Trades receivable from brokers and counterparties
880
588
Receivables from investments maturities
-
14,600
Principal, interest and escrow servicing advances
35,818
43,793
Guaranteed mortgage loan claims receivable
13,084
17,226
Operating ROU assets (Note 27)
89,253
93,389
Finance ROU assets (Note 27)
17,685
19,174
Assets for pension benefit
34,503
33,233
Others
157,196
164,188
Total other assets $
1,745,052
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

Gross Carrying Accumulated Net Carrying
(In thousands) Amount Amortization Value
June 30, 2025
Software development costs $
83,809
$
29,575
$
54,234
Software license costs
52,630
26,924
25,706
Cloud computing arrangements
98,766
9,123
89,643
Total Capitalized

software costs [1] [2]
$
235,205
$
65,622
$
169,583
December 31, 2024
Software development costs $
79,233
$
23,057
$
56,176
Software license costs
42,234
21,459
20,775
Cloud computing arrangements
65,797
6,306
59,491
Total Capitalized

software costs [1] [2]
$
187,264
$
50,822
$
136,442
[1]
Software intangible assets are presented as part of Other

Assets in the Consolidated Statements of Financial Condition.
[2]
The tables above exclude assets that have been fully

amortized.
Total

amortization expense for

all capitalized software

and hosting arrangement

cost, reflected as

part of

technology and software
expenses in the consolidated statement of operations,

is as follows:

Quarters ended June 30,
Six

months ended June 30,
(In thousands) 2025 2024 2025 2024
Software development and license costs $
22,254
$
18,612
$
43,982
$
36,313
Cloud computing arrangements
1,462
666
2,828
1,538
Total amortization

expense
$
23,716
$
19,278
$
46,810
$
37,851

Note 13 – Goodwill and other intangible assets

Goodwill
There were
no

changes in the carrying amount of goodwill

for the quarters and six months ended June 30, 2025

and 2024.

The following tables present the gross amount

of goodwill and accumulated impairment losses

by reportable segment:

June 30, 2025
Balance at Balance at
June 30, Accumulated June 30,
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

Gross Carrying Accumulated Net Carrying
(In thousands) Amount Amortization Value
June 30, 2025
Core deposits $
12,810
$
12,810
$
-
Other customer relationships
14,286
9,202
5,084
Total other intangible

assets
$
27,096
$
22,012
$
5,084
December 31, 2024
Core deposits $
12,810
$
12,595
$
215
Other customer relationships
14,286
8,435
5,851
Total other intangible

assets
$
27,096
$
21,030
$
6,066
During the quarter ended June 30, 2025, the Corporation recognized

$
0.4

million in amortization expense related to other intangible
assets

with

definite

useful

lives

(June

30,

2024

-

$
0.7

million).

During

the

six

months

ended

June

30,

2025,

the

Corporation
recognized $
1.0

million in amortization related to other intangible

assets with definite useful lives (June

30, 2024 - $
1.5

million).

The following

table presents

the estimated

amortization of

the intangible

assets with

definite useful

lives for

each of

the following
periods:

(In thousands)
Remaining 2025 $
768
Year 2026
1,440
Year 2027
959
Year 2028
959
Year 2029
958

Note 14 – Deposits
Total deposits as of the end of the periods presented consisted of:

(In thousands) June 30, 2025 December 31, 2024
Savings accounts $
14,337,808
$
14,224,271
NOW, money market and other interest

-bearing demand deposits
28,166,283
26,507,637
Total savings, NOW,

money market and other interest-bearing demand deposits
42,504,091
40,731,908
Certificates of deposit:
Under $250,000
5,580,334
5,383,331
$250,000 and over
4,018,452
3,629,551

Total certificates

of deposit
9,598,786
9,012,882
Total interest-bearing

deposits
$
52,102,877
$
49,744,790
Non- interest-bearing deposits $
15,114,614
$
15,139,555
Total deposits $
67,217,491
$
64,884,345
A summary of certificates of deposits by maturity at

June 30, 2025 follows:

(In thousands)
2025 $
4,645,684
2026
2,633,316
2027
823,872
2028
666,327
2029
446,123
2030 and thereafter
383,464
Total certificates of

deposit
$
9,598,786
At June 30, 2025, the Corporation had brokered

deposits amounting to $
1.7

billion (December 31, 2024 - $
1.6

billion).
The aggregate amount

of overdrafts in

demand deposit accounts that

were reclassified to

loans was $
6.4

million at June

30, 2025
(December 31, 2024 - $
10.4

million).
At

June

30,

2025,

Puerto

Rico

government

deposits

amounted

to

$
20.9

billion.

Puerto

Rico

government

deposits

are

interest
bearing accounts, which are indexed to short-term market

rates and fluctuate in cost with changes in those rates, in accordance with
contractual terms.

Note 15 – Borrowings
Assets sold under agreements to repurchase
Assets sold under agreements to repurchase amounted

to $
56

million at June 30, 2025 and $
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

June 30, 2025 December 31, 2024
Repurchase Repurchase
(In thousands)

liability

liability
U.S. Treasury securities
Within 30 days
$
27,789
$
22,591
After 30 to 90 days
23,781
13,813
Total U.S. Treasury

securities
51,570
36,404
Mortgage-backed securities

Within 30 days
4,473
4,924

After 30 to 90 days
-
13,505
Total mortgage-backed

securities
4,473
18,429
Total
$
56,043
$
54,833
Repurchase agreements in this portfolio

are generally short-term, often overnight.

As such our risk

is very limited.

We manage the
liquidity risks arising from secured

funding by sourcing funding globally from

a diverse group of counterparties, providing

a range of
securities collateral and pursuing longer durations,

when appropriate.
Other short-term borrowings
At June 30,

2025 and December 31,

2024, other short-term

borrowings consisted of

$
550

million and $
225

million, respectively,

in
FHLB Advances.

Notes Payable
The following table presents the composition of notes

payable at June 30, 2025 and December

31, 2024.

(In thousands) June 30, 2025 December 31, 2024
Advances with the FHLB with maturities ranging from
2025

through
2029

paying interest at
monthly
fixed rates ranging from
0.57
% to
4.17
%
$
214,200
$
302,722
Unsecured senior debt securities maturing on
2028

paying interest
semi-annually

at a fixed rate of
7.25
%, net of debt issuance costs of $
4,135
395,865
395,198
Junior subordinated deferrable interest debentures (related to trust preferred securities) maturing on
2034

with fixed interest rates ranging from
6.125
% to
6.564
%, net of debt issuance costs of $
248
198,386
198,373
Total notes payable $
808,451
$
896,293
Note: Refer to the 2024 Form 10-K for rates information

at December 31, 2024.
A breakdown of borrowings by contractual maturities

at June 30, 2025 is included in the

table below.

Assets sold under

Short-term
(In thousands)
agreements to
repurchase borrowings
Notes payable Total
2025 $
56,043
$
550,000
$
55,692
$
661,735
2026
-
-
74,500
74,500
2028
-
-
440,215
440,215
2029
-
-
39,658
39,658
Later years
-
-
198,386
198,386
Total borrowings $
56,043
$
550,000
$
808,451
$
1,414,494
At June 30, 2025 and

December 31, 2024, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up
to $
4.8

billion and $
4.7

billion, respectively,

of which $
0.8

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

Also, at

June 30,

2025, the Corporation

had borrowing facilities

at the

discount window of

the Federal

Reserve Bank of

New York
amounting to

$
10.8

billion (December 31,

2024 -

$
7.0

billion), which remained

unused at June

30, 2025

and December

31, 2024.

The facilities are a collateralized source of credit

that is highly dependable even under difficult market conditions.

Note 16 − Other liabilities
The caption of other liabilities in the Consolidated

Statements of Financial Condition consists of the

following major categories:

(In thousands) June 30, 2025 December 31, 2024
Accrued expenses $
333,826
$
334,145
Accrued interest payable
63,307
60,723
Accounts payable
100,842
91,218
Dividends payable
47,826
49,546
Trades payable
593,949
495,139
Liability for GNMA loans sold with an option to repurchase
8,097
9,108
Reserves for loan indemnifications
2,331
2,779
Reserve for operational losses
28,699
29,465
Operating lease liabilities (Note 27)
98,575
103,198
Finance lease liabilities (Note 27)
21,316
23,141
Pension benefit obligation
5,684
5,816
Postretirement benefit obligation
98,219
99,172
Others
76,416
68,396
Total other liabilities $
1,479,087
$
1,371,846

Note 17 – Stockholders’ equity

As of June 30, 2025, stockholders’ equity totaled $
6.0

billion. During the six months ended June 30, 2025, the Corporation declared cash dividends of $
1.40

(2024 - $
1.24
) per common share amounting to

$
96.2

million (2024 - $
89.7

million). The quarterly dividend
of $
0.70

per share declared to stockholders of record as

of the close of business on
May 29, 2025

was paid on
July 1, 2025
.
During

the

quarter

ended

June

30,

2025,

the

Corporation

completed

the

repurchase

of
1,136,390

shares

of

common

stock

for
$
112.0

million at an

average price of $
98.54

per share. As

of June 30, 2025,

a total of

$
451.5

million has been repurchased

under
the common stock repurchase program of up

to $
500

million announced by the Corporation on July

24, 2024.
On July 16, 2025, the Corporation announced the following actions as part of its capital plan: (i) an increase in its quarterly common
stock dividend from $
0.70

per share to $
0.75

per share, beginning with the dividend payable in the fourth quarter of 2025, subject to approval by its Board of Directors, and (ii) a new

common stock repurchase program of up to $
500

million.

Note 18 – Other comprehensive income
The following

table presents changes

in accumulated other

comprehensive income by

component for the

quarters and six

months
ended June 30, 2025 and 2024.

Changes in Accumulated Other Comprehensive Loss

by Component [1]
Quarters ended
Six

months ended
June 30, June 30,
(In thousands) 2025 2024 2025 2024
Foreign currency translation Beginning Balance $
(78,011)
$
(68,548)
$
(71,365)
$
(64,528)
Other comprehensive income (loss)
7,499
165
854
(3,855)
Net change
7,499
165
854
(3,855)
Ending balance $
(70,512)
$
(68,383)
$
(70,511)
$
(68,383)
Adjustment of pension and
postretirement benefit plans Beginning Balance $
(93,271)
$
(115,632)
$
(94,692)
$
(117,894)
Amounts reclassified from accumulated other
comprehensive loss for amortization of net losses
1,420
2,261
2,841
4,522
Net change
1,420
2,261
2,841
4,522
Ending balance $
(91,851)
$
(113,371)
$
(91,851)
$
(113,372)
Unrealized net holding losses
on debt securities Beginning Balance $
(1,318,705)
$
(1,749,006)
$
(1,495,183)
$
(1,713,109)
Other comprehensive income (loss)
48,417
16,941
188,646
(54,163)
Amounts reclassified from accumulated other
comprehensive loss for amortization of net unrealized
losses of debt securities transferred from available-for-
sale to held-to-maturity
36,994
35,537
73,242
70,745
Net change
85,411
52,478
261,888
16,582
Ending balance $
(1,233,294)
$
(1,696,528)
$
(1,233,295)
$
(1,696,527)
Total

$
(1,395,657)
$
(1,878,282)
$
(1,395,657)
$
(1,878,282)
[1]

All amounts presented are net of tax.

The following

table presents

the amounts

reclassified out

of each

component of

accumulated other comprehensive

income during
the quarters and six months ended June 30, 2025

and 2024.

Reclassifications Out of Accumulated Other Comprehensive

Loss
Quarters ended

Six

months ended
Affected Line Item in the

June 30, June 30,
(In thousands) Consolidated Statements of Operations 2025 2024 2025 2024
Adjustment of pension and postretirement benefit plans
Amortization of net losses Other operating expenses $
(2,272)
$
(3,618)
$
(4,545)
$
(7,236)
Total before tax
(2,272)
(3,618)
(4,545)
(7,236)
Income tax benefit
852
1,357
1,704
2,714
Total net of tax $
(1,420)
$
(2,261)
$
(2,841)
$
(4,522)
Unrealized net holding losses on debt securities
Amortization of unrealized net losses of debt
securities transferred to held-to-maturity Interest income from investment securities $
(46,242)
$
(44,421)
$
(91,552)
$
(88,430)
Total before tax
(46,242)
(44,421)
(91,552)
(88,430)
Income tax expense
9,248
8,884
18,310
17,685
Total net of tax $
(36,994)
$
(35,537)
$
(73,242)
$
(70,745)
Total reclassification

adjustments, net of tax
$
(38,414)
$
(37,798)
$
(76,083)
$
(75,267)

Note 19 – Guarantees
The Corporation

has obligations

upon the

occurrence of

certain events

under financial

guarantees provided

in certain

contractual
agreements.

Also,

from

time

to

time,

the

Corporation

securitized

mortgage

loans

into

guaranteed

mortgage-backed

securities
subject in certain instances, to

lifetime credit recourse on the

loans that serve as collateral

for the mortgage-backed securities. The
Corporation has

not sold

any mortgage

loans subject

to credit

recourse since

2009. Also,

from time

to time,

the Corporation

may
sell, in

bulk sale

transactions, residential

mortgage loans

and Small

Business Administration

(“SBA”) commercial

loans subject

to
credit

recourse

or

to

certain

representations

and

warranties

from

the

Corporation

to

the

purchaser.

These

representations

and
warranties may

relate, for

example, to

borrower creditworthiness,

loan documentation,

collateral,

prepayment and

early payment
defaults. The

Corporation may

be required

to

repurchase the

loans under

the credit

recourse agreements

or

representation and
warranties
At June 30, 2025, the Corporation serviced $
460

million (December 31, 2024 - $
495

million) in residential mortgage loans subject to
credit recourse provisions, principally loans associated

with FNMA and FHLMC residential mortgage loan

securitization programs. In
the event

of any

customer default,

pursuant to

the credit

recourse provided,

the Corporation

is required

to repurchase

the loan

or
reimburse

the

third-party investor

for

the

loss

incurred. The

maximum

potential amount

of

future payments

that

the

Corporation
would be required

to make under

the recourse arrangements in

the event of

nonperformance by the

borrowers is equivalent to

the
total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and
six

months

ended

June

30,

2025,

the

Corporation

repurchased

$
0.5

million

and

$
0.8

million,

respectively,

of

unpaid

principal
balance in mortgage loans subject

to the credit recourse provisions

(June 30, 2024
- $
0.5

million and $
1.1

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

June 30, 2025,

the Corporation’s liability

established to cover

the estimated
credit loss exposure related to loans sold or serviced

with credit recourse amounted to $
2

million (December 31, 2024 - $
3

million).
The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and six months ended

June 30, 2025 and 2024.

Quarters ended June 30, Six months ended June 30,
(In thousands) 2025 2024 2025 2024
Balance as of beginning of period $
2,397
$
4,353
$
2,611
$
4,211
Provision (benefit) for recourse liability
(205)
(204)
(375)
40
Net charge-offs
(21)
(91)
(65)
(193)
Balance as of end of period $
2,171
$
4,058
$
2,171
$
4,058
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
of

principal, interest,

taxes

and

insurance, if

such

payments have

not

been

received from

the

borrowers. At

June

30,

2025, the
Corporation serviced $
8.6

billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31,
2024 - $
9.0

billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner,
from liquidation proceeds when the mortgage

loan is foreclosed or,

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

$
36
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

Popular,

Inc. Holding

Company (“PIHC”) fully

and unconditionally guarantees

certain borrowing

obligations issued by

certain of

its
100
% owned consolidated subsidiaries amounting to $
94

million at June 30, 2025 and December 31, 2024, respectively. In addition, at both June

30, 2025 and December

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
Financial instruments with

off-balance sheet credit

risk, whose contract

amounts represent potential credit

risk as of

the end of

the
periods presented were as follows:

(In thousands) June 30, 2025 December 31, 2024
Commitments to extend credit:
Credit card lines $
6,201,145
$
5,599,823
Commercial lines of credit
4,271,702
3,971,331
Construction lines of credit
1,114,750
1,131,824
Other consumer unused credit commitments

271,638
260,121
Commercial letters of credit
10,284
5,002
Standby letters of credit
124,831
144,845
Commitments to originate or fund mortgage loans
17,556
29,604
At June

30, 2025

and December

31, 2024,

the Corporation

maintained a

reserve of

$
13

million and

$
15

million, respectively,

for
potential losses associated with unfunded loan commitments

related to commercial and construction lines of

credit.
Other commitments
At June

30, 2025

and December 31,

2024, the

Corporation also maintained

other non-credit

commitments for $
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

to the Consolidated
Financial Statements.

Puerto

Rico

has

faced

significant

fiscal

and

economic

challenges

for

over

a

decade.

In

response

to

such

challenges,

the

U.S.
Congress

enacted

PROMESA

in

2016,

which,

among

other

things,

established

the

Oversight

Board

and

a

framework

for

the
restructuring

of

the

debts

of

the

Commonwealth,

its

instrumentalities

and

municipalities.

The

Commonwealth

and

several

of

its
instrumentalities have

availed themselves

of debt

restructuring proceedings

under PROMESA.

As of

the date

of this

report, while
municipalities have been designated as covered entities under PROMESA, no municipality has commenced or has been authorized by the Oversight Board to commence, any such debt

restructuring proceeding under PROMESA.
At

June

30,

2025,

the

Corporation’s

direct

exposure

to

the

Puerto

Rico

government

and

its

instrumentalities and

municipalities
totaled

$
412

million,

of

which

$
362

million

were

outstanding

($
336

million

and

$
336

million

at

December

31,

2024).

The
Corporation’s exposure at

June 30, 2025

included up to

$
47.4

million in Automated Clearing

House (“ACH”) transaction settlement
exposure, none of

which was outstanding. Of

the amount outstanding,

$
351

million consists of

loans and $
11

million are securities
($
323

million and $
13

million at

December 31, 2024).

Substantially all of

the amount outstanding

at June 30,

2025 and December
31, 2024 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of a municipality, to

which

the

applicable

municipality

has

pledged

its

good

faith,

credit

and

unlimited

taxing

power,

or

“special

obligations”

of

a
municipality,

to

which

the

applicable

municipality

has

pledged

other

revenues.

At

June

30,

2025,

approximately
81
%

of

the

Corporation’s exposure

to municipal loans

and securities was

concentrated in the

municipalities of San

Juan, Guaynabo,

Carolina
and Caguas.
The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government
according to their maturities as of June 30, 2025
:

(In thousands)
Investment
Portfolio Loans Total Outstanding Total Exposure
Central Government
Within 1 year
$
3
$
-
$
3
$
47,403
After 10 years
40
-
40
40
Total Central

Government
43
-
43
47,443
Municipalities
Within 1 year
2,540
12,764
15,304
17,304
After 1 to 5 years
7,885
147,033
154,918
154,918
After 5 to 10 years
655
146,732
147,387
147,387
After 10 years
-
44,582
44,582
44,582
Total Municipalities
11,080
351,111
362,191
364,191
Total Direct Government

Exposure
$
11,123
$
351,111
$
362,234
$
411,634

In addition,

at June

30, 2025,

the Corporation had

$
212

million in

loans insured

or securities issued

by Puerto

Rico governmental
entities but for

which the principal

source of

repayment is non-governmental

($
220

million at December

31, 2024). These

included
$
168

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

30, 2025,

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
2.3

billion

of

residential

mortgages

and

$
83.1

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
debt obligations.

At June 30,

2025, the Corporation had

operations in the British

Virgin Islands (“BVI”)

and it had

a loan portfolio

amounting to $
194
million comprised

of various

retail and

commercial clients,

compared to

a loan

portfolio of

$
196

million at

December 31,

2024. At
June 30, 2025, the Corporation had
no

significant exposure to a single borrower

in the BVI.
FDIC Special Assessment

On

November 16,

2023, the

Federal Deposit

Insurance Corporation

(“FDIC”)

imposed a

special

assessment (the

“FDIC Special
Assessment”) amount to

recover the losses

to the

deposit insurance fund

resulting from the

FDIC’s funds

used, in March

2023, in
connection with the systemic risk exception, to the least-cost resolution test, under the Federal Deposit Insurance Act to manage the
receiverships of several failed banks. In connection with this assessment, the Corporation accrued $
71.4

million, $
45.3

million net of
tax, in the fourth quarter of 2023, representing

the full amount of the assessment.
During the first quarter of 2024, the Corporation recorded an additional expense of $
14.3

million, $
9.1

million net of tax, to reflect the
FDIC's higher loss estimate communicated

by the FDIC. The

special assessment amount and collection

period may change as

the
estimated loss is periodically adjusted or if the total amount collected varies.
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
7.1

million as of
June

30,

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
deemed to

be variable

interest entities

(“VIEs”) since

the equity

investors at

risk have

no substantial

decision-making rights.

The
Corporation does not

hold any variable

interest in the

trusts, and therefore,

cannot be the

trusts’ primary beneficiary.

Furthermore,
the

Corporation concluded

that

it did

not

hold

a

controlling financial

interest

in

these

trusts

since the

decisions

of

the

trusts

are
predetermined through

the trust

documents and the

guarantee of

the trust

preferred securities is

irrelevant since

in substance

the
sponsor is guaranteeing its own debt.
Also, the

Corporation is

involved with

various special

purpose entities

mainly in

guaranteed mortgage

securitization transactions,
including

GNMA

and

FNMA.
The

Corporation

has

also

engaged

in

securitization

transactions

with

FHLMC,

but

considers

its
exposure in the form of servicing fees and servicing advances not to be significant at June 30, 2025 . These special purpose entities are deemed

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

June 30, 2025

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

The following

table presents

the carrying

amount and

classification of

the assets

related to

the Corporation’s

variable interests

in
non-consolidated VIEs

and the

maximum exposure

to loss

as a

result of

the Corporation’s

involvement as

servicer of

GNMA and
FNMA loans at June 30, 2025 and December 31,

2024.

(In thousands) June 30, 2025 December 31, 2024
Assets
Servicing assets:
Mortgage servicing rights $
79,881
$
84,356
Total servicing

assets

$
79,881
$
84,356
Other assets:
Servicing advances $
5,598
$
6,112
Total other assets $
5,598
$
6,112
Total assets $
85,479
$
90,468
Maximum exposure to loss $
85,479
$
90,468
The size of

the non-consolidated VIEs,

in which the

Corporation has a

variable interest in

the form

of servicing fees,

measured as
the total unpaid principal balance of the loans,

amounted to $
6.3

billion at June 30, 2025 (December 31, 2024 -

$
6.6

billion).
The Corporation

determined that

the maximum

exposure to

loss includes

the fair

value of

the MSRs

and the

assumption that

the
servicing advances at June 30, 2025 and December 31, 2024, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they

are guaranteed by the related agencies.
ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is

involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed

since

their

initial

evaluation.

The

Corporation

concluded

that

it

is

still

not

the

primary

beneficiary

of

these

VIEs,

and
therefore, these VIEs are not required to be consolidated

in the Corporation’s financial statements at June 30, 2025.

Note 22 – Related party transactions

Centro Financiero BHD, S.A.
At June 30, 2025, the Corporation had

a
15.63
% equity interest in Centro Financiero BHD,

S.A. (“BHD”), one of the largest banking
and financial

services groups

in the

Dominican Republic.

During the

six months

ended June

30, 2025,

the Corporation

recorded
$
13.0

million in equity

pickup (June 30,

2024 - $
17.4

million), including the

net impact of

$
19.9

million from net

earnings (June 30,
2024 - $
22.0

million), offset by ($
6.9
) million recorded through Other Comprehensive Income (June 30, 2024 - ($
4.6
) million) related
to

foreign

currency

translation adjustments

and

changes

in

the

fair value

of

available

for

sale

securities.

At

June

30,

2025,

the
investment in BHD had a carrying amount of

$
232.5

million (December 31, 2024 - $
239.5

million) and the Corporation received $
20
million in cash dividend distributions during the

six months ended June 30, 2025 (June 30, 2024 - $
19.4

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
Fair Value on a Recurring and Nonrecurring Basis
The following fair value hierarchy tables

present information about the Corporation’s assets

and liabilities measured at fair value

on
a recurring basis at June 30, 2025 and December

31, 2024:

At June 30, 2025
(In thousands) Level 1 Level 2 Level 3 Measured at NAV Total
RECURRING FAIR VALUE

MEASUREMENTS
Assets

Debt securities available-for-sale:
U.S. Treasury securities $
7,908,859
$
7,503,937
$
-
$
-
$
15,412,796
Collateralized mortgage obligations - federal
agencies
-
110,432
-
-
110,432
Mortgage-backed securities
-
4,965,802
432
-
4,966,234
Other
-
-
750
-
750
Total debt securities

available-for-sale
$
7,908,859
$
12,580,171
$
1,182
$
-
$
20,490,212
Trading account debt securities, excluding
derivatives:
U.S. Treasury securities $
5,813
$
10
$
-
$
-
$
5,823
Obligations of Puerto Rico, States and political
subdivisions
-
50
-
-
50
Collateralized mortgage obligations
-
615
-
-
615
Mortgage-backed securities
-
22,949
84
-
23,033
Other
-
-
122
-
122
Total trading account

debt securities, excluding
derivatives $
5,813
$
23,624
$
206
$
-
$
29,643
Equity securities $
-
$
47,009
$
-
$
447
$
47,456
Mortgage servicing rights
-
-
103,077
-
103,077
Loans held-for-sale
-
2,898
-
-
2,898
Derivatives

-
24,792
-
-
24,792
Total assets measured

at fair value on a
recurring basis $
7,914,672
$
12,678,494
$
104,465
$
447
$
20,698,078
Liabilities
Derivatives $
-
$
(23,349)
$
-
$
-
$
(23,349)
Total liabilities measured

at fair value on a
recurring basis $
-
$
(23,349)
$
-
$
-
$
(23,349)

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
The

following

tables summarize

the difference

between the

aggregate fair

value

and the

aggregate unpaid

principal

balance

for
mortgage loans originated as held-for-sale measured

at fair value as of June 30, 2025 and December

31, 2024.

(In thousands) June 30, 2025
Aggregate Unpaid
Fair Value Principal Balance Difference
Loans held for sale $
2,898
$
2,832
$
66

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

30, 2025 and 2024

and excludes nonrecurring fair

value measurements of assets
no longer outstanding as of the reporting date.

Six months ended June 30, 2025
(In thousands) Level 1 Level 2 Level 3 Total
NONRECURRING FAIR VALUE

MEASUREMENTS
Assets

Write-downs
Loans [1] $
-
$
-
$
4,361
$
4,361
$
(91)
Other real estate owned [2]
-
-
3,919
3,919
(1,573)
Other foreclosed assets [2]
-
-
162
162
(46)
Total assets measured

at fair value on a nonrecurring basis
$
-
$
-
$
8,442
$
8,442
$
(1,710)
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

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six months ended June 30, 2025 and 2024.

Quarter ended June 30, 2025
MBS Other MBS Other
classified securities classified securities
as debt
classified as

as trading classified
securities

debt securities
account as trading Mortgage
available- available-

debt
account debt servicing Total
(In thousands) for-sale for-sale securities securities rights assets
Balance at March 31, 2025 $
457
$
750
$
84
$
127
$
104,743
$
106,161
Gains (losses) included in earnings
-
-
-
(5)
(1,954)
(1,959)
Additions
-
-
-
-
288
288
Settlements
(25)
-
-
-
-
(25)
Balance at June 30, 2025 $
432
$
750
$
84
$
122
$
103,077
$
104,465
Changes in unrealized gains (losses) included in
earnings relating to assets still held at June 30,
2025 $
-
$
-
$
-
$
8
$
348
$
356

Six months ended June 30, 2025
MBS Other MBS Other
classified securities classified securities
as debt
classified as

as trading classified
securities

debt securities
account as trading Mortgage
available- available-

debt
account debt servicing Total
(In thousands) for-sale for-sale securities securities rights assets
Balance at January 1, 2025 $
484
$
2,250
$
84
$
133
$
108,103
$
111,054
Gains (losses) included in earnings
-
-
-
(11)
(5,524)
(5,535)
Gains (losses) included in OCI
(2)
-
-
-
-
(2)
Additions
-
-
-
-
498
498
Settlements
(50)
-
-
-
-
(50)
Transfers out of Level 3
-
(1,500)
-
-
-
(1,500)
Balance at June 30, 2025 $
432
$
750
$
84
$
122
$
103,077
$
104,465
Changes in unrealized gains (losses) included in
earnings relating to assets still held at June 30,
2025 $
-
$
-
$
-
$
16
$
(977)
$
(961)

Quarter ended June 30, 2024
MBS Other Other
classified securities MBS securities
as debt classified as classified classified
securities debt securities as trading as trading Mortgage
available- available- account debt account debt servicing Total
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

Quarter ended June 30, 2025 Six months ended June 30, 2025
Changes in unrealized Changes in unrealized
Total gains gains (losses) relating to Total gains gains (losses) relating to
(losses) included assets still held at (losses) included assets still held at
(In thousands) in earnings reporting date in earnings reporting date
Mortgage banking activities $
(1,954)
$
348
$
(5,524)
$
(977)
Trading account profit (loss)
(5)
8
(11)
16
Total

$
(1,959)
$
356
$
(5,535)
$
(961)

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

unobservable inputs were not

developed by the

Corporation such as

prices
of prior transactions and/or unadjusted third-party pricing

sources at June 30, 2025 and 2024.

Fair value at

June 30,
(In thousands) 2025 Valuation technique Unobservable inputs Weighted average (range) [1]
Other - trading $
122
Discounted cash flow model Weighted average life
2

years
Yield
12
.0%
Prepayment speed
10.8
%
Loans held-in-portfolio $
4,361
[2]
External appraisal Haircut applied on
external appraisals
5.0
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
2,039
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

June 30, 2025
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Assets:
Cash and due from banks $
400,631
$
400,631
$
-
$
-
$
-
$
400,631
Money market investments
6,340,786
6,330,415
10,371
-
-
6,340,786
Trading account debt securities, excluding

derivatives
[1]
29,643
5,813
23,624
206
-
29,643
Debt securities available-for-sale [1]
20,490,212
7,908,859
12,580,171
1,182
-
20,490,212
Debt securities held-to-maturity:
U.S. Treasury securities $
7,479,657
$
-
$
7,499,064
$
-
$
-
$
7,499,064
Obligations of Puerto Rico, States and political
subdivisions
48,598
-
6,820
42,361
-
49,181
Collateralized mortgage obligation-federal agency
1,510
-
1,312
-
-
1,312
Securities in wholly owned statutory business trusts
5,960
-
5,960
-
-
5,960
Total debt securities

held-to-maturity
$
7,535,725
$
-
$
7,513,156
$
42,361
$
-
$
7,555,517
Equity securities:
FHLB stock $
66,152
$
-
$
66,152
$
-
$
-
$
66,152
FRB stock
101,252
-
101,252
-
-
101,252
Other investments
54,987
-
47,009
8,047
447
55,503
Total equity securities $
222,391
$
-
$
214,413
$
8,047
$
447
$
222,907
Loans held-for-sale $
2,898
$
-
$
2,898
$
-
$
-
$
2,898
Loans held-in-portfolio
37,415,693
-
-
36,611,781
-
36,611,781
Mortgage servicing rights
103,077
-
-
103,077
-
103,077
Derivatives
24,792
-
24,792
-
-
24,792
June 30, 2025
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Liabilities:
Deposits:
Demand deposits $
57,618,705
$
-
$
57,618,705
$
-
$
-
$
57,618,705
Time deposits
9,598,786
-
9,378,576
-
-
9,378,576
Total deposits $
67,217,491
$
-
$
66,997,281
$
-
$
-
$
66,997,281
Assets sold under agreements to repurchase $
56,043
$
-
$
56,049
$
-
$
-
$
56,049
Other short-term borrowings [2]
550,000
-
550,000
-
-
550,000
Notes payable:
FHLB advances $
214,200
$
-
$
211,087
$
-
$
-
$
211,087
Unsecured senior debt securities
395,865
-
416,044
-
-
416,044
Junior subordinated deferrable interest debentures
(related to trust preferred securities)
198,386
-
187,515
-
-
187,515
Total notes payable $
808,451
$
-
$
814,646
$
-
$
-
$
814,646
Derivatives $
23,349
$
-
$
23,349
$
-
$
-
$
23,349
[1]
Refer to Note 23 to the Consolidated Financial Statements

for the fair value by class of financial asset and its hierarchy level.
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

Refer

to

Note

20

to

the

Consolidated

Financial

Statements

for

the

notional

amount

of

commitments

to

extend

credit,

which
represents the unused portion of

credit facilities granted to customers,

and letters of credit,

which represent the contractual amount
that is required to be paid in the event of nonperformance, at June

30, 2025 and December 31, 2024. The fair value of commitments to

extend credit

and

letters

of

credit,

which

are

based

on

the

fees

charged

to

enter

into

those

agreements, are

not

material

to
Popular’s financial statements.

Note 25 – Net income per common share
The following table sets

forth the computation of

net income per common

share (“EPS”), basic and

diluted, for the quarters

and six
months ended June 30, 2025 and 2024:

Quarters ended June 30,
Six

months ended June 30,
(In thousands, except per share information) 2025 2024 2025 2024
Net income $
210,440
$
177,789
$
387,942
$
281,072
Preferred stock dividends
(353)
(353)
(706)
(706)
Net income applicable to common stock $
210,087
$
177,436
$
387,236
$
280,366
Average common shares outstanding
68,050,361
71,970,773
68,661,851
71,920,254
Average potential dilutive common shares

29,288
21,138
25,808
17,180
Average common shares outstanding - assuming dilution
68,079,649
71,991,911
68,687,659
71,937,434
Basic EPS $
3.09
$
2.47
$
5.64
$
3.90
Diluted EPS $
3.09
$
2.46
$
5.64
$
3.90
For the quarters

and six months ended June 30, 2025 and 2024, the

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
The

following

table

presents

the

Corporation’s

revenue

streams

from

contracts

with

customers

by

reportable

segment

for

the
quarters and six months ended June 30, 2025 and

2024.

Quarter ended June 30,
Six

months ended June 30,
(In thousands) 2025 2025
BPPR Popular U.S. BPPR Popular U.S.
Service charges on deposit accounts $
36,194
$
2,632
$
72,650
$
5,230
Other service fees:
Debit card fees
27,707
211
53,941
409
Insurance fees, excluding reinsurance
8,719
2,223
16,400
3,910
Credit card fees, excluding late fees and membership

fees

28,145
334
53,530
739
Sale and administration of investment products
9,058
-
18,031
-
Trust fees
6,879
-
13,510
-
Total revenue from

contracts with customers [1]
$
116,702
$
5,400
$
228,062
$
10,288
[1] The amounts include intersegment transactions of $
0.6

million and $
1.2

million, respectively, for the

quarter and six months ended June 30, 2025.
Quarter ended June 30,
Six

months ended June 30,
(In thousands) 2024 2024
BPPR Popular U.S. BPPR Popular U.S.
Service charges on deposit accounts $
35,055
$
2,471
$
70,071
$
4,897
Other service fees:
Debit card fees [2]
26,976
200
52,311
399
Insurance fees, excluding reinsurance
11,708
1,600
22,264
3,446
Credit card fees, excluding late fees and membership

fees [2]
26,125
368
50,639
826
Sale and administration of investment products
7,850
-
15,277
-
Trust fees
6,923
-
13,908
-
Total revenue from

contracts with customers [1]
$
114,637
$
4,639
$
224,470
$
9,568
[1] The amounts include intersegment transactions of $
2.7

million and $
3.3

million, respectively, for the

quarter and six months ended June 30, 2024.
[2]
Effective in the third quarter of 2024, the Corporation

reclassified certain interchange fees, which were

previously included jointly with credit card fees
from common network activity,

as debit card fees. For the quarter and six month period

ended June 30, 2024, interchange fees of $
10.9

million and $
22.2
million were reclassified.
Revenue from contracts with

customers is recognized when,

or as, the performance

obligations are satisfied by

the Corporation by
transferring the promised services to the customers based on ASC 606 Revenue from Contracts with Customers. Revenue streams
identified from contracts with customers, as

listed above, will have certain timing for

recognition based on the nature of

the contract
including when

the obligation is

satisfied and/or services

are rendered. Service

charges on

deposit accounts, debit

card fees,

and
credit card

fees are

recognized at

a point

in time,

upon the

occurrence of

an activity

or an

event. Interchange

fees on

debit and
credit

card

transactions

are

recognized upon

settlement

of

the

payment

transaction. For

more

details

over

nature

and

timing

of
revenue streams from contracts with customers refer to Note 31 on the

2024 Form 10-K for a complete description of the nature and
timing of revenue streams from contracts with customers.

Note 27 – Leases
The

Corporation enters

in

the

ordinary course

of

business

into

operating and

finance

leases

for

land,

buildings

and

equipment.
These contracts generally do not include purchase options or residual value guarantees.

The remaining lease terms of
0.11

to
29.5
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

June 30, 2025
(In thousands)
Remaining
2025 2026 2027 2028 2029
Later
Years
Total Lease
Payments
Less: Imputed
Interest Total
Operating Leases $
14,190
$
21,975
$
16,790
$
14,278
$
12,184
$
35,255
$
114,672
$
(16,097)
$
98,575
Finance Leases
2,242
4,222
2,927
2,592
2,415
9,530
23,928
(2,612)
21,316
The following table presents the lease cost recognized

by the Corporation in the Consolidated

Statements of Operations as follows:

Quarters ended June 30,
Six

months ended June 30,
(In thousands) 2025 2024 2025 2024
Finance lease cost:
Amortization of ROU assets $
747
$
749
$
1,493
$
1,497
Interest on lease liabilities
190
226
390
463
Operating lease cost
7,599
7,650
15,148
15,338
Short-term lease cost
214
120
407
236
Variable lease cost
89
70
174
139
Sublease income
(20)
(21)
(40)
(41)
Total lease cost [1] $
8,819
$
8,794
$
17,572
$
17,632
[1]
Total lease cost

is recognized as part of net occupancy expense.

The

following

table

presents

supplemental

cash

flow

information

and

other

related

information

related

to

operating

and

finance
leases.

Six months ended June 30, 2025
(Dollars in thousands) 2025 2024
Cash paid for amounts included in the measurement of

lease liabilities:
Operating cash flows from operating leases $
15,610
$
15,689
Operating cash flows from finance leases
389
463
Financing cash flows from finance leases
1,829
1,774
ROU assets obtained in exchange for new lease obligations:
Operating leases $
5,832
$
1,463
Weighted-average remaining lease term:
Operating leases
7.5
years
7.2
years
Finance leases
7.9
years
8.0
years
Weighted-average discount rate:
Operating leases
3.5
%
3.3
%
Finance leases
3.5
%
3.8
%

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
3,449
4,166
(1,177)
(548)
Total net periodic

pension cost

$
2,791
$
3,130
$
129
$
905

Pension Plans OPEB Plan
Six months ended June 30, Six months ended June 30,
(In thousands) 2025 2024 2025 2024
Personnel Cost:

Service cost
$
-
$
-
$
30
$
63
Other operating expenses:

Interest cost
14,821
15,117
2,582
2,843

Expected return on plan assets
(16,138)
(17,188)
-
-

Amortization prior service cost/(credit)
-
-
-
-

Amortization of net loss
6,899
8,332
(2,354)
(1,096)
Total net periodic

pension cost
$
5,582
$
6,261
$
258
$
1,810
The

Corporation

paid

the

following

contributions

to

the

plans

for

the

six

months

ended

June

30,

2025

and

expects

to

pay

the
following contributions for the year ending December

31, 2025.

For the six months ended For the year ending
(In thousands) June 30, 2025 December 31, 2025
Pension Plans $
114
$
227
OPEB Plan $
3,223
$
5,428

Note 29 - Stock-based compensation
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

The goals will be based
on

two

metrics

weighted

equally:

the

Relative

Total

Shareholder

Return

(“TSR”)

and

the

Absolute

Return

on

Average

Tangible
Common Equity

(“ROATCE”). The

TSR metric

is a

market condition

under ASC

718.

For equity

settled awards

based on

market
conditions, the

fair value

is determined

as of

the grant

date and

is not

subsequently revised

based on

actual performance.

The
ROATCE metric

is a performance condition under

ASC 718.

The fair value is

determined based on the probability of

achieving the
ROATCE

goal as

of each

reporting period.

The TSR

and ROATCE

metrics are

equally weighted

and work

independently.

The
number of shares that will ultimately vest ranges from 50% to a 150% target based on both market (TSR) and performance
(ROATCE) conditions. The performance shares will vest at the end of the three-year performance cycle. If a participant terminates employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service, the performance shares shall continue outstanding and vest at the end of the performance cycle.
The

following

table

summarizes

the

restricted

stock

and

performance

shares

activity

under

the

Incentive

Plan

for

members

of
management.

(Not in thousands) Shares
Weighted-Average
Grant Date Fair
Value
Non-vested at December 31, 2023
299,896
$
58.20
Granted
242,474
86.62
Performance Shares Quantity Adjustment
(18,650)
87.79
Vested

(267,873)
74.26
Forfeited
(7,939)
50.68
Non-vested at December 31, 2024
247,908
$
66.86
Granted
241,762
100.67
Performance Shares Quantity Adjustment
48,923
92.33
Vested

(277,721)
90.69
Forfeited
(5,515)
60.68
Non-vested at June 30, 2025
255,357
$
77.90
During

the

quarter

ended

June

30,

2025,
121,649

shares

of

restricted

stock

(June

30,

2024

–
97,732
)

were

awarded

to
management under the Incentive

Plan. During the

quarters ended June 30,

2025 and 2024,
no

performance shares were awarded
to management under the Incentive Plan.

During the six months ended June 30, 2025,
194,268

shares of restricted stock (June 30,
2024 –
175,591
) and
47,494

performance shares (June 30, 2024 -
65,225
) were awarded to management under the

Incentive Plan.

During the quarter ended June 30, 2025, the Corporation recognized

$
6.9

million of restricted stock expense related to management
incentive awards, with a tax benefit of $
1.0

million (June 30, 2024 - $
4.1

million, with a tax benefit of $
1.0

million). For the six months
ended

June

30,

2025,

the

Corporation

recognized

$
14.4

million

of

restricted

stock

expense

related

to

management

incentive
awards, with a tax benefit of $
1.6

million (June 30, 2024 - $
10.5

million, with a tax benefit of $
1.7

million). For the six months ended
June 30, 2025, the fair market value

of the restricted stock and performance shares vested

was $
20.0

million on the grant date and
$
27.4

million

at

vesting date.

This

differential

triggers

a

windfall of

$
2.7

million

that

was recorded

as

a

reduction on

income

tax
expense. During the

quarter ended June

30, 2025, the Corporation

recognized $
0.8

million of performance shares

expense, with a
tax benefit of $
61

thousand due to performance shares target

adjustment (June 30, 2024 -

$
(0.9)

million, with a tax benefit

of $
(55)
thousand).

For the six months ended June

30, 2025, the Corporation recognized $
4.2

million of performance shares expense, with
a tax benefit

of $
0.5

million (June 30,

2024 - $
4.1

million, with a

tax benefit of

$
0.3

million).

The total unrecognized compensation
cost related to non-vested restricted stock awards

and performance shares to members of management

at June 30, 2025 was $
17.6
million and is expected to be recognized over a

weighted-average period of
1.65

years.
The following table summarizes the restricted stock

activity under the Incentive Plan for members of

the Board of Directors:

(Not in thousands) RSUs / Restricted stock
Weighted-Average Grant
Date Fair Value per Unit
Non-vested at December 31, 2023
-
$
-
Granted
25,462
89.51
Vested

(25,462)
89.51
Forfeited
-
-
Non-vested at December 31, 2024
-
$
-
Granted
22,050
99.42
Vested

(2,937)
92.45
Forfeited
-
-
Non-vested at June 30, 2025
19,113
$
99.42
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

During the quarter ended June 30, 2025,
17,816

RSUs and
2,688

shares of restricted stock were granted to the Directors (June 30,
2024

-
20,411

RSUs

and
1,392

shares

of

unrestricted stock)

and the

Corporation recognized

$
0.4

million

of

expense related

to
these shares with

a tax benefit

of $
84

thousand (June 30,

2024 - $
1.9

million with a

tax benefit of

$
0.4

million). For the

six months
ended June 30,

2025, the Corporation
granted
19,362

RSUs and
2,688

shares of restricted stock

to the Directors (June

30, 2024 -
21,606

RSUs

and
1,392

shares

of

unrestricted

stock)

and

the

Corporation

recognized

$
0.7

million

of

expense

related

to

these
shares, with

a tax

benefit of $
0.1

million, (June

30, 2024

- $
2.1

million, with a

tax benefit of

$
0.4

million). The fair

value at vesting
date of the RSUs vested during the six months

ended June 30, 2025 for the Directors was

$
2.2

million.

Note 30 – Income taxes

The table below presents a reconciliation of

the statutory income tax rate to the effective income tax

rate:

Quarters ended
June 30, 2025 June 30, 2024
(In thousands)
Amount

% of pre-tax
income

Amount
% of pre-tax
income
Computed income tax expense at statutory rates

$
96,871
37.5
% $
81,843
37.5
%
Net benefit of tax exempt income
(45,374)
(17.6)
(33,220)
(15.2)
Effect of income subject to preferential tax rate
(606)
(0.2)
1,272
0.6
Deferred tax asset valuation allowance
4,050
1.6
(235)
(0.1)
Difference in tax rates due to multiple jurisdictions
(2,282)
(0.9)
(4,456)
(2.1)
Other tax benefits
-
-
(4,500)
(2.1)
State and local taxes
414
0.1
2,204
1.0
Others
(5,189)
(2.0)
(2,449)
(1.1)
Income tax expense $
47,884
18.5
% $
40,459
18.5
%

Six months ended
June 30, 2025 June 30, 2024
(In thousands)
Amount

% of pre-tax
income

Amount
% of pre-tax
income

Computed income tax expense at statutory rates

$
180,333
37.5
% $
141,412
37.5
%
Net benefit of tax exempt income
(85,329)
(17.7)
(61,979)
(16.4)
Effect of income subject to preferential tax rate
(1,519)
(0.3)
(148)
-
Deferred tax asset valuation allowance
7,932
1.6
2,328
0.6
Difference in tax rates due to multiple jurisdictions
(5,257)
(1.1)
(5,129)
(1.4)
Other tax benefits
-
-
(4,500)
(1.2)
Tax on intercompany

distributions
[1]
-
-
24,325
6.4
U.S., States, and local taxes
4,450
0.9
3,240
0.9
Others
(7,663)
(1.6)
(3,522)
(0.9)
Income tax expense $
92,947
19.3
% $
96,027
25.5
%
[1]
Includes $
16.5

million of out-of-period adjustment recorded during the

first quarter of 2024.
Deferred income taxes reflect the

net tax effects

of temporary differences between the

carrying amounts of assets and

liabilities for
financial reporting

purposes and

their tax

bases. Significant

components of

the Corporation’s

deferred tax

assets and

liabilities at
June 30, 2025, and December 31, 2024, were

as follows:

June 30, 2025

(In thousands)
PR US Total
Deferred tax assets:
Tax credits available

for carryforward
$
4,861
$
32,925
$
37,786
Net operating loss and other carryforward available

59,441
594,642
654,083
Postretirement and pension benefits
28,197
-
28,197
Allowance for credit losses
245,070
28,339
273,409
Deferred loan origination fees/cost
3,005
(2,702)
303
Depreciation
7,700
7,551
15,251
FDIC-assisted transaction
152,665
-
152,665
Lease liability
27,417
13,953
41,370
Unrealized net loss on investment securities
202,822
15,914
218,736
Difference in outside basis from pass-through entities
53,043
-
53,043
Mortgage Servicing Rights
14,561
-
14,561
Other temporary differences
36,015
8,743
44,758
Total gross deferred

tax assets
834,797
699,365
1,534,162
Deferred tax liabilities:
Intangibles
90,392
57,493
147,885
Right of use assets
24,908
12,280
37,188
Loans acquired
17,471
-
17,471
Other temporary differences
7,138
429
7,567

Total gross deferred

tax liabilities
139,909
70,202
210,111
Valuation allowance
76,804
386,914
463,718
Net deferred tax asset $
618,084
$
242,249
$
860,333

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

2025, is

reflected in

the Consolidated

Statements of

Financial
Condition as $
862.1

million in net

deferred tax assets

in the “Other assets”

caption (December 31,

2024 - $
926.3

million) and $
1.8
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

$
629.1

million

with

a

valuation

allowance

of
$
386.9

million, for

net

deferred tax

assets

after valuation

allowance of

$
242.2

million. The

Corporation evaluates

on

a

quarterly
basis the

realization of

the deferred

tax asset

by taxing

jurisdiction.

The U.

S. operations

sustained profitability

for the

last three
years

and

better

results

than

projected

for

the

period

ended

June

30,

2025.

These

historical

financial

results

are

objectively
verifiable positive evidence, evaluated together

with the positive evidence

of stable credit metrics,

in combination with the

length of
the

expiration

of

the

NOLs.

On

the

other

hand,

the

Corporation

evaluated

the

negative

evidence

accumulated

over

the

years,
including financial results lower than expectations and challenges to the economy due to inflationary pressures that could stem from
U. S. tariff policies and global geopolitical challenges,

in addition to the economic effect of cuts in federal government spending that could negatively impact U. S. operations’ achieving expected pre-tax income levels.

As of June 30, 2025, after weighting all positive
and negative evidence,

the Corporation concluded

that it is

more likely than

not that $
242.2

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
non-performing loans

held-in-portfolio (“NPLs”)

inflows

and

non-performing asset

(“NPA”)

balances. Significant

changes

in these
factors or sustainable continuance of financial improvement

could impact the future realization of the deferred

tax assets.
At June 30,

2025, the Corporation’s

net deferred tax

assets related to

its Puerto Rico

operations amounted to

$
618.1

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

in

future

years.

This

objectively

verifiable

negative

evidence is

considered

by

Management strong

negative

evidence that
suggests that

income in

future years

will be

insufficient to

support the

realization of

all deferred

tax assets.

After weighting

of all
positive

and

negative evidence

Management concluded,

as

of

the reporting

date,

that

it

is

more

likely

than

not that

the

Holding
Company will not be

able to realize any

portion of the deferred tax

assets. Accordingly, the

Corporation has maintained a valuation
allowance on the deferred tax assets of $
76.8

million as of June 30, 2025.
The reconciliation of unrecognized tax benefits, excluding

interest, was as follows:

(In millions) 2025 2024
Balance at January 1 $
1.5
$
1.5
Balance at March 31 $
1.5
$
1.5
Balance at June 30 $
1.5
$
1.5
At June

30, 2025,

the total

amount of

accrued interest

recognized in the

statement of

financial condition

amounted to

$
2.5

million
(December 31, 2024 -

$
2.4

million). Management determined that at

June 30, 2025 and December

31, 2024, there was
no

need to
accrue for the payment of

penalties. The Corporation’s policy is to

report interest related to unrecognized tax benefits

in income tax
expense, while the penalties, if any, are reported in other operating expenses in the Consolidated Statements of Operations.

After consideration

of the

effect on

U.S. federal

tax of

unrecognized U.S.

state tax

benefits, the

total amount

of unrecognized

tax
benefits that if recognized, would affect the Corporation’s effective tax rate, was $
3.0

million at June 30, 2025 (December 31, 2024 -
$
3.0

million).

The amount of

unrecognized tax benefits

may increase or

decrease in the

future for various

reasons including adding amounts

for
current

tax

year

positions,

expiration

of

open

income

tax

returns

due

to

the

statutes

of

limitation,

changes

in

Management’s
judgment about

the level

of uncertainty,

status of

examinations, litigation

and legislative

activity and

the addition

or elimination

of
uncertain tax positions.

The Corporation does not

anticipate a reduction

in the total

amount of unrecognized tax

benefits within the
next 12 months.

The

Corporation and

its subsidiaries

file

income tax

returns in

Puerto

Rico, the

U.S. federal

jurisdiction, various

U.S. states

and
political

subdivisions,

and

foreign

jurisdictions.

At

June

30,

2025,

the

following

years

remain

subject

to

examination

in

the

U.S.
Federal jurisdiction: 2021 and thereafter; and in

the Puerto Rico jurisdiction, 2018 and thereafter.

Note 31 – Supplemental disclosure on the consolidated

statements of cash flows
Additional disclosures on cash flow information and

non-cash activities for the six months ended June

30, 2025 and June 30, 2024
are listed in the following table:

(In thousands) June 30, 2025 June 30, 2024
Non-cash activities:

Loans transferred to other real estate
$
14,006
$
25,922

Loans transferred to other property
45,065
38,867

Total loans transferred

to foreclosed assets
59,071
64,789

Loans transferred to other assets
26,604
25,427

Financed sales of other real estate assets
2,580
6,220

Financed sales of other foreclosed assets
29,089
26,894

Total financed sales

of foreclosed assets
31,669
33,114

Financed sale of premises and equipment
29,727
38,715

Transfers from loans held-in-portfolio to

loans held-for-sale
2,662
7,505

Transfers from loans held-for-sale to loans

held-in-portfolio
1,224
2,896

Loans securitized into investment securities
[1]
6,852
4,806

Trades receivable from brokers and counterparties
22
26,198

Trades payable to brokers and counterparties
593,949
24,603

Net change in receivables from investments maturities
14,377
124,000

Recognition of mortgage servicing rights on securitizations

or asset transfers
498
661

Loans booked under the GNMA buy-back option
3,339
3,437

Capitalization of lease right of use asset
9,143
1,946
[1]
Includes loans securitized into trading securities and subsequently sold before quarter end.
The following table provides a reconciliation of

cash and due from banks, and restricted cash

reported within the Consolidated
Statement of Financial Condition that sum to the total of

the same such amounts shown in the Consolidated

Statement of Cash
Flows.

(In thousands) June 30, 2025 June 30, 2024
Cash and due from banks $
394,211
$
348,170
Restricted cash and due from banks
6,420
11,803
Restricted cash in money market investments
10,371
7,286
Total cash and due

from banks, and restricted cash
[2] $
411,002
$
367,259
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
The chief operating

decision maker (“CODM”) of

the Corporation is

the Chief Executive

Officer (“CEO”) who

utilizes net income

as
one of

the segment

profitability measures,

to evaluate

the performance

of each

reportable segment and

assess where

to allocate
resources effectively.

The CEO

receives

profitability reports

that

include net

income

per segment,

net

interest income

and

other
income

and expense

categories. The

CODM uses

the segment’s

net income

and components

of net

income, including

segment
revenues and

expenses to

assess performance

and to

manage important

aspects by

each reportable

segments,

such as

human
capital, investment in technology, making budget allocations,

as well as other strategic decisions.
Banco Popular de Puerto Rico:

The Banco

Popular de

Puerto Rico

reportable segment

includes commercial,

consumer and

retail banking

operations, as

well as
mortgage and auto lending operations conducted

at BPPR, including U.S. based activities conducted

through its New York

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

2025
For the quarter ended June 30, 2025
Intersegment

(In thousands) BPPR Popular U.S. Eliminations
Interest income $
748,712
$
195,668
$
(1,041)
Interest expense
210,237
93,474
(1,041)
Net interest income
538,475
102,194
-
Provision for credit losses
42,452
6,532
-
Non-interest income

145,685
7,421
-
Personnel costs
164,794
27,387
-
Professional fees
13,025
2,450
-
Technology and

software expenses
64,226
10,345
-
Processing and transactional services
37,276
582
-
Amortization of intangibles
240
145
-
Depreciation expense
10,344
2,266
-
Other operating expenses
[1]
132,004
28,021
-
Total operating

expenses
421,909
71,196
-
Income before income tax
219,799
31,887
-
Income tax expense
35,256
9,280
-
Net income $
184,543
$
22,607
$
-
Segment assets $
60,926,458
$
14,865,364
$
(120,633)
For the quarter ended June 30, 2025
Reportable

(In thousands) Segments Corporate Eliminations
Total Popular,

Inc.
Interest income $
943,339
$
1,578
$
(1,045)
$
943,872
Interest expense
302,670
10,698
(1,045)
312,323
Net interest income (expense)
640,669
(9,120)
-
631,549
Provision for credit losses (benefit)
48,984
(43)
-
48,941
Non-interest income
153,106
16,107
(736)
168,477
Personnel costs
192,181
37,174
-
229,355
Professional fees
15,475
12,887
(254)
28,108
Technology and

software expenses
74,571
10,125
-
84,696
Processing and transactional services
37,858
3
-
37,861
Amortization of intangibles
385
-
-
385
Depreciation expense
12,610
429
-
13,039
Other operating expenses [1]
160,025
(60,181)
(527)
99,317
Total operating

expenses
493,105
437
(781)
492,761
Income before income tax
251,686
6,593
45
258,324
Income tax expense
44,536
3,277
71
47,884
Net income $
207,150
$
3,316
$
(26)
$
210,440
Segment assets $
75,671,189
$
5,786,893
$
(5,392,992)
$
76,065,090
[1]
Other operating expenses includes net occupancy expenses,

equipment expense, excluding depreciation, other operating

taxes,
communications expense, business promotion expenses, deposit insurance costs and OREO expenses.

For the six months ended June 30, 2025
Intersegment

(In thousands) BPPR Popular U.S. Eliminations
Interest income $
1,480,600
$
382,060
$
(2,722)
Interest expense
420,233
186,924
(2,722)
Net interest income
1,060,367
195,136
-
Provision for credit losses
95,964
17,142
-
Non-interest income

283,190
13,564
-
Personnel costs
316,078
52,829
-
Professional fees
26,084
5,189
-
Technology and

software expenses
128,377
20,433
-
Processing and transactional services
74,455
1,179
-
Amortization of intangibles
582
400
-
Depreciation expense
20,038
4,463
-
Other operating expenses [1]
260,758
53,640
-
Total operating

expenses
826,372
138,133
-
Income before income tax
421,221
53,425
-
Income tax expense
70,699
16,002
-
Net income $
350,522
$
37,423
$
-
Segment assets $
60,926,458
$
14,865,364
$
(120,633)
For the six months ended June 30, 2025
Reportable Total
(In thousands)

Segments
Corporate Eliminations Popular, Inc.
Interest income $
1,859,938
$
3,114
$
(2,182)
$
1,860,870
Interest expense
604,435
21,471
(2,182)
623,724
Net interest income (expense)
1,255,503
(18,357)
-
1,237,146
Provision for credit losses (benefit)
113,106
(84)
-
113,022
Non-interest income
296,754
25,136
(1,352)
320,538
Personnel costs
368,907
73,161
-
442,068
Professional fees
31,273
24,244
(584)
54,933
Technology and

software expenses
148,810
19,554
-
168,364
Processing and transactional services
75,634
8
-
75,642
Amortization of intangibles
982
-
-
982
Depreciation expense
24,501
818
-
25,319
Other operating expenses
[1]
314,398
(116,583)
(1,350)
196,465
Total operating

expenses
964,505
1,202
(1,934)
963,773
Income before income tax
474,646
5,661
582
480,889
Income tax expense
86,701
5,952
294
92,947
Net income (loss) $
387,945
$
(291)
$
288
$
387,942
Segment assets $
75,671,189
$
5,786,893
$
(5,392,992)
$
76,065,090
[1]
Other operating expenses includes net occupancy expenses,

equipment expense, excluding depreciation, other operating taxes, communications expense, business promotion expenses, deposit insurance costs and OREO expenses.

2024
For the quarter ended June 30, 2024
Intersegment

(In thousands) BPPR

Popular U.S.
Eliminations
Interest income $
737,342
$
186,595
$
(2,622)
Interest expense
248,597
100,744
(2,622)
Net interest income
488,745
85,851
-
Provision for credit losses (benefit)
50,382
(3,563)
-
Non-interest income

152,354
6,000
-
Personnel costs
145,764
26,062
-
Professional fees
14,568
3,154
-
Technology and

software expenses
60,256
9,784
-
Processing and transactional services
38,537
555
-
Amortization of intangibles
424
310
-
Depreciation expense
13,317
2,204
-
Other operating expenses
[1]
127,106
27,608
-
Total operating

expenses
399,972
69,677
-
Income before income tax
190,745
25,737
-
Income tax expense
33,540
7,989
-
Net income $
157,205
$
17,748
$
-
Segment assets $
58,464,408
$
14,287,739
$
(264,040)
For the quarter ended June 30, 2024
Reportable

(In thousands) Segments Corporate Eliminations
Total Popular,

Inc.
Interest income
921,315
4,390
(3,798)
921,907
Interest expense
346,719
10,674
(3,798)
353,595
Net interest income (expense) $
574,596
$
(6,284)
$
-
$
568,312
Provision for credit losses (benefit)
46,819
(25)
-
46,794
Non-interest income

158,354
10,716
(2,764)
166,306
Personnel costs
171,826
25,598
-
197,424
Professional fees
17,722
20,324
(302)
37,744
Technology and

software expenses
70,040
9,712
-
79,752
Processing and transactional services
39,092
4
-
39,096
Amortization of intangibles
734
-
-
734
Depreciation expense
15,521
367
-
15,888
Other operating expenses
[1]
154,714
(54,854)
(922)
98,938
Total operating

expenses
469,649
1,151
(1,224)
469,576
Income before income tax
216,482
3,306
(1,540)
218,248
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

For the six months ended June 30, 2024
Intersegment
(In thousands) BPPR Popular U.S.

Eliminations
Interest income $
1,451,330
$
369,478
$
(5,909)
Interest expense
489,744
198,774
(5,909)
Net interest income
961,586
170,704
-
Provision for credit losses
111,062
7,872
-
Non-interest income

298,023
13,120
(56)
Personnel costs
298,690
53,206
-
Professional fees
26,936
6,633
(56)
Technology and

software expenses
123,440
18,684
-
Processing and transactional services
72,091
1,188
-
Amortization of intangibles
908
621
-
Depreciation expense
26,326
4,147
-
Other operating expenses [1]
258,879
55,240
-
Total operating

expenses
807,270
139,719
(56)
Income before income tax
341,277
36,233
-
Income tax expense
62,746
11,445
-
Net income $
278,531
$
24,788
$
-
Segment assets $
58,464,408
$
14,287,739
$
(264,040)
For the six months ended June 30, 2024
Reportable Total
(In thousands)

Segments
Corporate Eliminations Popular, Inc.
Interest income $
1,814,899
$
8,189
$
(7,040)
$
1,816,048
Interest expense
682,609
21,423
(7,040)
696,992
Net interest income (expense)
1,132,290
(13,234)
-
1,119,056
Provision for credit losses (benefit)
118,934
458
-
119,392
Non-interest income
311,087
22,438
(3,401)
330,124
Personnel costs
351,896
60,905
-
412,801
Professional fees
33,513
33,728
(579)
66,662
Technology and

software expenses
142,124
17,090
-
159,214
Processing and transactional services
73,279
11
-
73,290
Amortization of intangibles
1,529
-
-
1,529
Depreciation expense
30,473
776
-
31,249
Other operating expenses [1]
314,119
(104,339)
(1,836)
207,944
Total operating

expenses
946,933
8,171
(2,415)
952,689
Income before income tax
377,510
575
(986)
377,099
Income tax expense (benefit)
74,191
22,200
(364)
96,027
Net income $
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

six

months

ended

June

30,

2025,

BPPR

participated

in

loans

originated

by

PB

totaling

$
2
9

million

(2024

-

did
no
t
participate). Total

assets for

the BPPR

segment related

to its

operations in the

United States

amounted to

$
1.4

billion (December
31, 2024

- $
1.6

billion), including $
104

million in

multifamily loans (December

31, 2024

- $
104

million), $
435

million in commercial
real estate loans (December 31, 2024 - $
588

million), $
689

million in C&I loans (December 31, 2024 - $
685

million), and $
70

million
in unsecured personal loans

(December 31, 2024 -

$
113

million). During the six

months ended June 30,

2025, the BPPR segment
generated $
51.4

million (June 30, 2024 - $
60.1

million) in revenues from its operations in the United States, mainly from net interest income. In the

Virgin Islands, the BPPR

segment offers banking

products, including loans and

deposits. Total

assets for the BPPR
segment related to

its operations in

the U.S. and

British Virgin Islands

amounted to $
1.1

billion (December 31, 2024

- $
1.0

billion).
The BPPR segment generated $
25.0

million in revenues during the six months ended June 30, 2025 (June 30, 2024 - $
21.3

million)
from its operations in the U.S. and British

Virgin Islands.

Geographic Information
Quarter ended Six months ended
(In thousands) June 30, 2025 June 30, 2024 June 30, 2025 June 30, 2024
Revenues: [1]

Puerto Rico

$
636,232
$
586,338
$
1,246,193
$
1,152,082

United States
139,274
127,011
266,490
253,752

Other
24,520
21,269
45,001
43,346
Total consolidated

revenues

$
800,026
$
734,618
$
1,557,684
$
1,449,180
[1]
Total revenues include

net interest income, service charges on deposit accounts,

other service fees, mortgage banking activities, net

gain (loss),
including impairment, on equity securities, net gain on trading account debt securities, adjustments to indemnity reserves

on loans sold, and
other operating income.

Selected Balance Sheet Information:
(In thousands) June 30, 2025 December 31, 2024
Puerto Rico

Total assets $
58,522,143
$
55,888,211

Loans
24,979,110
24,154,610

Deposits
53,876,271
52,099,309
United States

Total assets $
16,236,670
$
15,890,339

Loans
12,686,305
12,431,859

Deposits
11,529,189
11,030,879
Other

Total assets $
1,306,277
$
1,266,833

Loans
522,661
526,606

Deposits
[1]
1,812,031
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
The Corporation

operates in

a highly

regulated environment

and may

be adversely

affected by

changes in

federal and

local laws
and

regulations.

Also,

competition

with

other

financial

institutions,

as

well

as

with

non-traditional financial

service

providers

and
technology

companies

that

provide

electronic

and

internet-based

financial

solutions

and

services,

could

adversely

affect

its
profitability.
The

Corporation

continuously

monitors

general

business

and

economic

conditions,

industry-related

indicators

and

trends,
competition, interest rate volatility, credit quality indicators, loan, and deposit demand, operational and systems efficiencies, revenue enhancements and changes in the regulation of financial

services companies.

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
The Corporation’s common stock is traded on the NASDAQ

Global Select Market under the symbol BPOP.
SIGNIFICANT EVENTS
Capital Actions
On July 16, 2025, the Corporation announced

the following capital actions:
●

an increase

in the

Corporation’s quarterly

common stock

dividend from

$0.70 to

$0.75 per

share, commencing

with the
dividend payable in the fourth quarter of 2025,

subject to the approval by the Corporation’s Board of Directors;

and
●

a new common stock repurchase program of up

to $500 million.
This new common stock repurchase program is in addition

to the $500 million common stock repurchase program

announced by the
Corporation on July 24, 2024 (the “2024

Repurchase Program”).
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
without prior notice.
During

the

quarter

and

six

months

ended

June

30,

2025,

the

Corporation

repurchased

1,136,390

shares

of

common

stock

for
$112.0 million at an average price of $98.54 per share and 2,406,959 shares of common stock for $234.2 million at an average price
of $97.32 per share, respectively.

As of June 30, 2025, the

Corporation had repurchased a total of approximately 4.7 million shares
of common stock for $451.5

million as part of the 2024 Repurchase

Program.
OVERVIEW
Financial highlights for the quarter ended June 30,

2025
The Corporation’s

net income for

the quarter

ended June 30,

2025 amounted to

$210.4 million, an

increase of

$32.6 million when
compared to a net income of $177.8 million for the quarter ended June 30, 2024. Higher net income was mainly driven by higher net interest income, offset in part by an increase in operating

expense and income tax expense.

Financial highlights for the quarter ended June 30,

2025 include:
●

Net interest income

amounted to $631.5

million, an increase

of $63.2 million

when compared to

the quarter

ended June
30, 2024, driven by

loan growth and higher

deposits,

higher volume of U.S.

Treasuries with higher

yields, and lower cost
of

deposits,

mainly

P.R.

public

deposits

and

re-pricing

at

PB,

partially

offset

by

lower

income

from

money

market
securities. Net interest margin expanded by 27 bps to 3.49%. On a taxable equivalent basis, net interest margin expanded
by 37 basis points to 3.85% driven by tax-exempt

investment securities at higher yields.

●

The provision for credit losses amounted to $48.9 million

for the quarter ended June 30, 2025,

an increase of $2.1 million
when

compared

to

the

quarter

ended

June

30,

2024,

driven

by

additional

reserves

in

the

commercial

loans

portfolio,
specifically in Commercial

Real Estate portfolio in

the PB segment

due to higher

qualitative reserves and changes

in the
macroeconomic

scenario,

partially

offset

by

a

lower

provision

in

the

BPPR

segment

due

to

lower

net

charge-offs

and
improvements of credit quality in the commercial

portfolio.
●

Non-interest income

amounted to

$168.5 million,

an increase

of $2.2

million when

compared to

the quarter

ended June
30, 2024, mainly driven by higher

credit and debit card fee income,

higher investment management fees,

and a favorable
fair value

adjustment of

equity securities held

for deferred

benefit plans,

partially offset

by lower

other operating

income
mainly related to the daily rental car business sold

during the fourth quarter of 2024.
●

Operating expenses amounted to $492.8 million for

the quarter, reflecting

an increase of $23.2 million when

compared to
the quarter

ended June

30, 2024.

The increase

was driven

mainly by

higher personnel

costs due

to higher

incentives,
partially offset by lower professional fees.
●

Income tax expense of

$47.9 million with an

effective tax rate

(“ETR”) of 18.5% during

the quarter ended June

30, 2025,
compared to an income tax expense of $40.5

million with an ETR of 18.5% for the quarter ended

June 30, 2024.
●

At June

30, 2025,

the Corporation’s

total assets

amounted to

$76.1 billion,

compared to

$73.0 billion

at December

31,
2024. The

increase of

$3.1 billion

is primarily

due to

higher balance

in the

available-for-sale (“AFS”)

securities portfolio
and an

increase across

most loan

portfolios,

mainly in

commercial, mortgage,

and construction,

partially offset

by lower
balance in the held-to-maturity (“HTM”) investment

securities, money market investments, and a decrease in

other assets.
●

Deposits amounted to $67.2

billion at June 30, 2025,

an increase of $2.3

billion from December 31, 2024,

driven by P.R.
public deposits.
●

Stockholders’

equity

amounted

to

$6.0

billion

at

June

30,

2025,

compared

to

$5.6

billion

at

December 31,

2024.

The
Corporation and its

banking subsidiaries continue

to be

well capitalized. As

of June

30, 2025, the

Corporation’s tangible
book value

per common

share was

$75.41, an

increase of

$7.25 from

December 31,

2024. The

Common Equity

Tier

1
Capital ratio at June 30, 2025 was 15.91%,

compared to 16.03% at December 31, 2024.
Refer to Table 1 for selected financial data for the quarters ended June 30, 2025 and June

30, 2024.

Table 1 - Financial Highlights
Financial Condition Highlights
Ending balances at

Average for the six months ended
(In thousands) June 30, 2025
December 31,
2024 Variance
June 30,
2025
June 30,
2024 Variance
Money market investments $ 6,340,786 $ 6,380,948 $ (40,162) $ 6,314,487 $ 6,477,180 $ (162,693)
Investment securities 28,283,970 26,244,977 2,038,993 28,642,361 28,034,347 608,014
Loans [1] 38,188,076 37,113,075 1,075,001 37,310,383 35,226,488 2,083,895
Earning assets 72,812,832 69,739,000 3,073,832 72,267,231 69,738,015 2,529,216
Total assets 76,065,090 73,045,383 3,019,707 75,391,749 72,800,664 2,591,085
Deposits 67,217,491 64,884,345 2,333,146 66,112,327 64,529,716 1,582,611
Borrowings 1,414,494 1,176,126 238,368 1,120,666 1,045,181 75,485
Total liabilities 70,111,072 67,432,317 2,678,755 68,224,476 66,549,458 1,675,018
Stockholders’ equity 5,954,018 5,613,066 340,952 7,167,273 6,251,206 916,067
Note: Average balances exclude unrealized gains or losses on debt securities available-for-sale and the unrealized loss related to certain securities transferred from available-for-
sale to held-to-maturity.

Operating Highlights Quarters ended June 30, Six months ended June 30,
(In thousands, except per share information) 2025 2024 Variance 2025 2024 Variance
Net interest income

$ 631,549 $ 568,312 $ 63,237 $ 1,237,146 $ 1,119,056 $ 118,090
Provision for credit losses

(benefit)
48,941 46,794 2,147 113,022 119,392 (6,370)
Non-interest income 168,477 166,306 2,171 320,538 330,124 (9,586)
Operating expenses 492,761 469,576 23,185 963,773 952,689 11,084
Income before income tax 258,324 218,248 40,076 480,889 377,099 103,790
Income tax expense 47,884 40,459 7,425 92,947 96,027 (3,080)
Net income $ 210,440 $ 177,789 $ 32,651 $ 387,942 $ 281,072 $ 106,870
Net income applicable to common stock $ 210,087 $ 177,436 $ 32,651 $ 387,236 $ 280,366 $ 106,870
Net income per common share – basic $ 3.09 $ 2.47 $ 0.62 $ 5.64 $ 3.90 $ 1.74
Net income per common share – diluted $ 3.09 $ 2.46 $ 0.63 $ 5.64 $ 3.90 $ 1.74
Dividends declared per common share $ 0.70 $ 0.62 $ 0.08 $ 1.40 $ 1.24 $ 0.16
Quarters ended June 30, Six months ended June 30,
Selected Statistical Information 2025 2024 2025 2024
Common Stock Data

End market price
$ 110.21 88.43 $ 110.21 88.43

Book value per common share at period end
87.31 73.94 87.31 73.94
Profitability Ratios

Return on assets
1.11% 0.97% 1.04% 0.77%

Return on common equity
11.77 10.38 10.93 8.24

Net interest spread (non-taxable equivalent basis)
2.85 2.44 2.79 2.41

Net interest spread (taxable equivalent) - Non-GAAP
3.21 2.70 3.14 2.65

Net interest margin (non-taxable equivalent basis)
3.49 3.22 3.45 3.20

Net interest margin (taxable equivalent) - Non-GAAP
3.85 3.48 3.80 3.44
Capitalization Ratios

Average equity to average assets
9.48% 8.60% 9.51% 8.59%

Common equity Tier 1 capital
15.91 16.48 15.91 16.48

Tangible common

book value per common share (non-GAAP)
[2] 75.41 62.71 75.41 62.71

Return on average tangible common equity
[2] 13.26 11.77 12.32 9.35

Tier I capital

15.96 16.54 15.96 16.54

Total capital
17.70 18.30 17.70 18.30

Tier 1 leverage
8.51 8.53 8.51 8.53
[1]
Includes loans held-for-sale.
[2]
Refer to Table 10 for reconciliation to GAAP financial measures.

Non-GAAP Financial Measures
This Form 10-Q

contains financial information

prepared under accounting

principles generally accepted in

the United States

(“U.S.

GAAP”)

and

non-GAAP

financial

measures.

Management

uses

non-GAAP

financial

measures

when

it

is

determined

that

these
measures provide

meaningful information

about the

underlying performance

of the

Corporation’s ongoing

operations. Non-GAAP
financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other
companies.
Adjusted net income - Non-GAAP Financial Measure
In

addition to

analyzing the

Corporation’s

results on

a reported

basis, management

monitors whether

the

impact of

certain non-
recurring or

infrequent transactions

need to

be excluded

from the

results of

operations to

present what

is then

considered to

be
“adjusted

net

income”

of

the

Corporation.

Management

believes

that

the

“adjusted

net

income”

provides

meaningful

information
about

the

underlying

performance

of

the

Corporation’s

ongoing

operations.

The

“adjusted

net

income”

is

a

non-GAAP

financial
measure.
The

following

table

presents

the

adjusted

net

income

for

the

six

months

ended

June

30,

2024.

There

were

no

non-GAAP
adjustments for the six months ended June 30, 2025.

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
2023 FDIC Special Assessment to recover the losses to the

deposit insurance fund used by the FDIC in connection

with the receiverships of several
failed banks. The special assessment amount and collection

period may change if the estimated loss is periodically

adjusted or if the total amount
collected varies.
[2] Income tax expense and other related expenses from

prior periods related to withholding taxes on certain

distributions from U.S. subsidiaries.

Net interest income on a taxable equivalent basis

– Non-GAAP Financial Measure
Net interest income, on

a taxable equivalent basis,

is presented with its

different components in Table

s

3 and 4 for

the quarter and
six months

ended June

30, 2025,

as compared

with the

same period

in 2024,

segregated by

major categories

of interest

earning
assets and interest-bearing liabilities.
The

main

sources

of

tax-exempt

interest

income

are

certain

loans

and

investments

in

obligations

of

the

U.S.

Government,

its
agencies and sponsored entities, and

certain obligations of the

Commonwealth of Puerto Rico and

its agencies and assets

held by
the Corporation’s international

banking entities. On

tables 3 and

4, the interest

income has been

converted to a

taxable equivalent
basis, using the applicable statutory income tax rates for each period net of interest expense that the Puerto Rico tax law requires to be disallowed, based on an equal proportion of tax-exempt assets to total assets, and by an allocation of general and administrative expenses attributed to

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

way the Corporation

calculates its tangible

common equity,

tangible assets and

other related measures

may
differ from that of other companies reporting measures

with similar names.
Table

10 provides

a reconciliation of

total stockholders’ equity

to tangible common

equity and total

assets to tangible

assets

as of
June 30, 2025 and December 31, 2024.

CRITICAL ACCOUNTING POLICIES / ESTIMATES

The accounting and reporting policies followed by the Corporation and its subsidiaries conform to U.S. GAAP and

general practices
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
STATEMENT

OF OPERATIONS ANALYSIS
NET INTEREST INCOME
The

Corporation’s

net

interest

income

for

the

quarter

ended

June

30,

2025

was

$631.5

million

and

increased

$63.2

million,
compared to the same

quarter in 2024.

Higher net interest income

was supported by

an increase in average

deposit balances and
loan growth.

Net interest

income on

a taxable

equivalent basis

for the

second quarter

of 2025

was $697.2

million, an

increase of
$82.4 million.
Net interest margin (“NIM”) for the quarter was 3.49%, an increase of 27 basis points when compared to the second quarter

of 2024.
On a

taxable equivalent

basis, net

interest margin

for the

second quarter

of

2025 was

3.85% or

37 basis

points higher

than the
second quarter

of 2024.

NIM expansion

was mainly

attributed to

lower deposit

costs driven

by the

repricing of

high-cost deposits
that are

market-linked, such

as P.R.

public deposits,

coupled with

a higher

volume of

loans and

higher yields

of U.S.

Treasuries.
Total cost of deposits decreased 32 basis points to 1.78%.

On a taxable equivalent basis, the main drivers of

the increase for the second quarter of 2025

were:
●

higher income

from

U.S. Treasury

securities

by

$21.5

million,

due to

investment

activity

at

higher yields

supported

by
deposits growth.

The U.S.

Treasuries yield

increased 30

basis points

when compared

to the

second quarter

of 2024

as
reinvestment of maturing debt securities along with

incremental balances are being reinvested

at higher current rates;
●

higher

income

from

loans

by

$40.4

million

resulting

from

higher

average

balances

across

most

portfolios,

led

by
commercial, construction,

mortgage, auto

and lease

portfolios, resulting

from origination

activity.

Higher yields

from the
auto, lease and

mortgage portfolios mitigated the

impact of lower

yields from the

commercial and construction portfolios,
due to

the impact of

short-term market rates

decline on adjustable-rate

loans. Overall, the

loan portfolio yield

decreased
by two basis points to 7.50%; and
●

lower interest expense on deposits

by $44.9 million or 32

basis points lower when compared to

the same period in 2024.
The cost

of interest-bearing

deposits decreased

by 45

basis points,

mainly due

to the

repricing of

P.R.

public deposits
which decreased by 93 basis points to 3.22% and

a decrease in the cost of deposits in the

PB segment;
partially offset by:

●

lower interest

income from

money market

investments by

$18.8 million

or

103 basis

points mainly

due

to

lower yields
resulting from lower short-term market rates.

Table 3 - Analysis of Levels & Yields

on a Taxable Equivalent Basis

(Non-GAAP)
Quarter ended June 30,
Variance
Average Volume Average Yields / Costs Interest Attributable to
2025 2024 Variance 2025 2024

Variance
2025 2024 Variance Rate Volume
(In millions) (In thousands)
$ 6,251 $ 6,471 $ (220) 4.46% 5.49% (1.03) %
Money market
investments $ 69,532 $ 88,316 $ (18,784) $ (15,866) $ (2,918)
28,809 28,943 (134) 3.29 3.01 0.28 Investment securities [1] 236,372 216,922 19,450 18,673 777
27 26 1 5.99 5.69 0.30
Trading securities

407 367 40 21 19
Total money market,

investment and
trading
35,087 35,440 (353) 3.50 3.47 0.03 securities 306,311 305,605 706 2,828 (2,122)
Loans:
18,676 17,707 969 6.73 6.86 (0.13) Commercial 313,493 302,003 11,490 (4,831) 16,321
1,459 1,070 389 8.19 9.11 (0.92) Construction 29,806 24,224 5,582 (2,558) 8,140
1,963 1,789 174 7.18 6.86 0.32 Leasing 35,249 30,697 4,552 1,467 3,085
8,339 7,817 522 5.89 5.66 0.23 Mortgage 122,873 110,673 12,200 4,632 7,568
3,211 3,192 19 14.00 13.97 0.03 Consumer 112,083 110,906 1,177 374 803
3,937 3,819 118 9.14 8.88 0.26 Auto 89,706 84,268 5,438 2,780 2,658
37,585 35,394 2,191 7.50 7.52 (0.02) Total loans 703,210 662,771 40,439 1,864 38,575
$ 72,672 $ 70,834 $ 1,838 5.57% 5.49% 0.08 % Total earning assets $ 1,009,521 $ 968,376 $ 41,145 $ 4,692 $ 36,453
Interest bearing
deposits:
$ 8,062 $ 7,522 $ 540 1.71% 1.97% (0.26) %
NOW and money
market $ 34,288 $ 36,783 $ (2,495) $ (4,611) $ 2,116
14,605 14,728 (123) 0.83 0.92 (0.09)
Savings

30,378 33,749 (3,371) (2,862) (509)
8,532 8,237 295 3.15 3.39 (0.24) Time deposits 67,032 69,494 (2,462) (4,857) 2,395
20,333 19,364 969 3.22 4.15 (0.93)
P.R. public

deposits
163,360 199,913 (36,553) (45,918) 9,365
51,532 49,851 1,681 2.29 2.74 (0.45)
Total interest bearing
deposits 295,058 339,939 (44,881) (58,248) 13,367
14,825 15,176 (351)
Non-interest bearing
demand deposits
66,357 65,027 1,330 1.78 2.10 (0.32) Total deposits 295,058 339,939 (44,881) (58,248) 13,367
470 80 390 4.52 5.64 (1.12) Short-term borrowings 5,300 1,126 4,174 (213) 4,387
Other medium and

832 978 (146) 5.79 5.16 0.63 long-term debt 11,965 12,530 (565) 181 (746)
Total interest bearing
52,834 50,909 1,925 2.36 2.79 (0.43)
liabilities (excluding
demand deposits) 312,323 353,595 (41,272) (58,280) 17,008
Other sources of funds 5,013 4,749 264
$ 72,672 $ 70,834 $ 1,838 1.72% 2.01% (0.29) % Total source of funds $ 312,323 $ 353,595 $ (41,272) $ (58,280) $ 17,008
Net interest margin/
income on a taxable
equivalent basis (Non-
GAAP) 3.85% 3.48% 0.37% $ 697,198 $ 614,781 $ 82,417 $ 62,972 $ 19,445
3.21% 2.70% 0.51%

Net interest spread
Taxable equivalent
adjustment 65,649 46,469 19,180
Net interest margin/
income non-taxable
equivalent basis (GAAP)
3.49% 3.22% 0.27% $ 631,549 $ 568,312 $ 63,237
Note: The changes that are not due solely to volume or

rate are allocated to volume and rate based on the

proportion of the change in each category.
[1] Average balances exclude unrealized gains or losses

on debt securities available-for-sale and the unrealized

loss related to certain securities transferred from
available-for-sale to held-to-maturity.

The Corporation’s net

interest income for the

six-month period ended June

30, 2025 was

$1.2 billion, or $118.1

million higher than
the same period

in 2024. Taxable

equivalent net interest

income was $1.4

billion, an increase

of $156.7 million

when compared to
the same

period in

2024. NIM

was 3.45%,

an increase

of

25 basis

points when

compared to

3.20% in

2024. NIM,

on a

taxable
equivalent basis, for the six months ended June

30, 2025, was 3.80%, an increase of

36 basis points compared to the same

period
of 2024.

The main drivers of the variances in net interest income on a taxable equivalent basis for the six-month period ended June 20, 2025 were:
●

higher income from U.S.

Treasury securities by

$53.9 million mainly driven

by higher yields, coupled with

higher average
volume by $640.0 million;
●

higher income from

loans by $71.6

million driven by

higher average balances across

most portfolios, mainly commercial,
construction and

mortgage, and

higher yields

in the

mortgage, auto

and leasing

portfolios due

to originations

at higher
rates, partially

offset by

lower yields

in commercial

and construction

portfolios due

to

adjustable-rate loans

which were
impacted by the decline in index rates; and
●

lower deposit

cost by

$76.5 million

mainly due

to the

repricing of

marked linked

P.R.

public deposits,

which reflected

a
lower cost by 90 basis points and deposit costs repricing

in both banks;
partially offset by:
●

lower income from money markets investments by

$37.1 million driven by the decline in

short-term market rate and lower
average balances due to loan growth and investments,

mainly in U.S. Treasuries; and
●

higher

short-term

borrowings

expenses

by

$4.4

million

mainly

due

to

higher

average

balances

of

FHLB

advances

at
Popular Bank.

Table 4 – Analysis of Levels & Yields

on a Taxable Equivalent Basis

from Continuing Operations (Non-GAAP)
Period ended June 30,
Variance
Average Volume Average Yields / Costs Interest Attributable to
2025 2024 Variance 2025 2024

Variance
2025 2024 Variance Rate Volume
(In millions) (In thousands)
$ 6,314 $ 6,477 $ (163) 4.46% 5.49% (1.03) %
Money market
investments $ 139,698 $ 176,832 $ (37,134) $ (32,791) $ (4,343)
28,613 28,626 (13) 3.22 2.86 0.36
Investment securities
[1] 456,807 408,024 48,783 45,804 2,979
29 30 (1) 5.90 4.60 1.30
Trading securities

847 678 169 186 (17)
Total money market,

investment and
trading
34,956 35,133 (177) 3.45 3.35 0.10 securities 597,352 585,534 11,818 13,199 (1,381)
Loans:
18,585 17,660 925 6.72 6.85 (0.13)
Commercial

619,461 601,507 17,954 (13,059) 31,013
1,385 1,031 354 8.15 9.04 (0.89) Construction 55,995 46,324 9,671 (4,994) 14,665
1,951 1,766 185 7.14 6.80 0.34 Leasing 69,693 60,051 9,642 3,129 6,513
8,254 7,770 484 5.86 5.64 0.22 Mortgage 241,789 219,216 22,573 8,609 13,964
3,207 3,208 (1) 14.02 13.94 0.08 Consumer 222,989 222,396 593 230 363
3,929 3,791 138 9.11 8.82 0.29 Auto 177,511 166,322 11,189 5,010 6,179
37,311 35,226 2,085 7.49 7.50 (0.01) Total loans 1,387,438 1,315,816 71,622 (1,075) 72,697
$ 72,267 $ 70,359 $ 1,908 5.54% 5.43% 0.11 % Total earning assets $ 1,984,790 $ 1,901,350 $ 83,440 $ 12,124 $ 71,316
Interest bearing
deposits:
$ 8,022 $ 7,643 $ 379 1.72% 1.99% (0.27) %
NOW and money
market $ 68,290 $ 75,548 $ (7,258) $ (9,978) $ 2,720
14,556 14,711 (155) 0.85 0.93 (0.08)
Savings

61,658 67,873 (6,215) (5,274) (941)
8,466 8,029 437 3.18 3.29 (0.11) Time deposits 133,713 131,511 2,202 (5,555) 7,757
20,310 19,017 1,293 3.27 4.17 (0.90)
P.R. public

deposits
329,260 394,503 (65,243) (90,446) 25,203
51,354 49,400 1,954 2.33 2.73 (0.40)
Total interest bearing
deposits 592,921 669,435 (76,514) (111,253) 34,739
14,758 15,129 (371)
Non-interest bearing
demand deposits
66,112 64,529 1,583 1.81 2.09 (0.28) Total deposits 592,921 669,435 (76,514) (111,253) 34,739
297 82 215 4.57 5.67 (1.10)
Short-term
borrowings 6,726 2,318 4,408 (404) 4,812
Other medium and

847 988 (141) 5.72 5.13 0.59 long-term debt 24,077 25,239 (1,162) 250 (1,412)
Total interest bearing
52,498 50,470 2,028 2.40 2.78 (0.38)
liabilities (excluding
demand deposits) 623,724 696,992 (73,268) (111,407) 38,139
5,011 4,760 251
Other sources of
funds
$ 72,267 $ 70,359 $ 1,908 1.74% 1.99% (0.25) % Total source of funds $ 623,724 $ 696,992 $ (73,268) $ (111,407) $ 38,139
3.80% 3.44% 0.36%
Net interest margin/
income on a taxable
equivalent basis
(Non-GAAP)
$ 1,361,066 $ 1,204,358 $ 156,708 $ 123,531 $ 33,177
3.14% 2.65% 0.49 % Net interest spread
Taxable equivalent
adjustment 123,920 85,302 38,618
3.45% 3.20% 0.25%
Net interest margin/
income non-taxable
equivalent basis
(GAAP)
$ 1,237,146 $ 1,119,056 $ 118,090
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
For the

quarter ended

June 30,

2025,

the Corporation

recorded a

provision for

credit losses

related to

loans held-in-portfolio

and
unfunded commitments of

$48.4 million, an

increase of $2.1

million when compared to

the same quarter

of the previous

year.

The
provision

for

the

loan

portfolio

was

$49.5

million,

an

increase

of

$5.4

million,

and

the

provision

release

related

to

unfunded
commitments was $1.1

million, a favorable

variance of $3.2

million, mainly driven

by lower unfunded

commitments reserves at

the
BPPR segment.

As discussed

in Note

8 to

the Consolidated

Financial Statements,

the Corporation

estimates the

ACL by

weighting the

outputs of
optimistic,

baseline,

and

pessimistic

scenarios.

During

the

first

quarter

of

2025,

in

response

to

the

economic

uncertainty,

the
Corporation increased the probability assigned to the pessimistic scenario making it equal to the baseline scenario. Subsequently, in the second quarter

of 2025, the

probability assigned to the

pessimistic scenario was moderately

reduced based on

the changes in
the economic outlook and

a reassessment of uncertainty

compared to the previous

quarter. The

net impact of these

two events on
the

ACL

levels

for

the

six

months

ended June

30,

2025

was

$13.7

million

in

additional

reserves. The

probability

weight for

the
pessimistic scenario remains above the levels observed

in 2024, given the ongoing economic uncertainty.

The major

drivers of

the changes

in the

provision for

loan losses

during the

quarter by

business segment

when compared

to the
same quarter in 2024, were as follows:

●

In the BPPR segment,

the provision for loans losses

was $43.2 million, a decrease

of $5.4 million when

compared to the
same quarter in

2024, mainly driven

by lower reserves

for the commercial

portfolio of $16.4 million

due to improvements
in credit quality and lower net

charge-offs,

which offset the increase in the

weight assigned to the pessimistic scenario for
the

year

2025,

as

discussed

above.

The

favorable

variance

was

partially

offset

by

higher

reserves

in

the

consumer
portfolio due to changes in credit quality mainly within

the auto portfolio and changes in the macroeconomic

scenarios.
●

In

the Popular

U.S. segment,

the provision

for

loans losses

was

$6.4 million

for the

quarter ended

June

30, 2025,

an
increase of

$10.8 million, mainly

driven by

higher qualitative reserves

for the

U.S. Commercial Real

Estate portfolio

and
changes in macroeconomic

scenarios, when compared to

the reserve release

recorded for the

same period in

2024 due
to improvement in credit ratings.
For the six

months ended June

30, 2025, the

provision for credit

loss related to

loans held-in-portfolio and

unfunded commitments
amounted to $112.3 million, a decrease of $6.1 million, compared to the six months ended June 30, 2024. The provision for the loan portfolio

was

$114.8

million,

a

decrease

of

$1.8

million,

and

the

provision

release

related

to

unfunded

commitments

was

$2.4
million, a

decrease of

$4.3 million,

mainly driven

by the

reduction in

unfunded commitment

reserves within

the U.S.

construction
portfolio. The major drivers of the decrease

in the provision for loan losses during

the six months ended June 30,

2025 by business
segment when compared to the same period in

2024, were as follows:
●

In the

BPPR segment,

the provision

for loan

losses was

$95.8 million,

a decrease

of $13.8

million, driven

by lower

net
charge-offs,

mainly

in

commercial

and

consumer

loans,

and

improvement

in

credit

quality,

mainly

in

the

commercial
portfolio, partially offset by the

increase in the probability weight assigned to

the pessimistic scenario which generated an
additional reserve of $8.8 million.
●

In the

Popular U.S.

segment, the

provision for

loan losses

was $18.9

million, an

increase of

$12.0 million,

driven by

an
increase of $7.1 million mainly

due to credit quality changes and

additional qualitative reserves established, mainly within
the

commercial

portfolio,

and

an

increase

of

$4.9

million

related

to

the

increase

in

probability

weight

assigned

to

the
pessimistic scenario.

At June

30, 2025,

the total

allowance for

credit losses

for loans

held-in-portfolio amounted

to $769.5

million, compared

to $746.0
million as of December 31, 2024.

The ratio of the allowance for

credit losses to loans held-in-portfolio was

2.02% at June 30, 2025,
compared to 2.01% at

December 31, 2024. Refer to

Note 8 to the

Consolidated Financial Statements, for additional

information on
the

Corporation’s

methodology to

estimate

its

ACL.

Refer to

the

Credit Risk

section of

this MD&A

for a

detailed

analysis

of

net
charge-offs, non-performing assets, the allowance for credit losses and selected loan losses statistics.
Non-Interest Income

Non-interest income amounted to $168.5 million for the second quarter of 2025, an increase of $2.2 million when compared with the same quarter for the previous year. The variance was primarily due to:
●

higher other

service fees

by

$3.7 million

mainly due

to

higher credit

and debit

card fee

income by

$2.5 million,

due to
higher volume

of costumer

transactions,

and higher

investment management

fees by

$1.2 million,

due to

higher assets
under management; and
●

a favorable fair value adjustment of equity securities held

for deferred compensation plans which have an offsetting effect in personnel cost of $1.5 million;

partially offset by:
●

lower other operating income

by $3.6 million mainly

due to lower daily

car rental revenue by

$4.9 million and lower

gains
from

the sale

of car

rental units

by

$2.9 million,

both due

to

the sale

of

the daily

car rental

business during

the fourth
quarter of 2024, partially

offset by $2.3 million

of income related to

the reimbursement of excess

interest paid to the

U.S.
Internal Revenue Service

(“the IRS”) for

late payment penalties

related to tax

withholdings on intercompany

distributions
for the years 2014-2024

previously disclosed in 2024, and

a $1.2 million cash

distribution from the exit of

a legacy equity
investment.
Non-interest income amounted to $320.5 million for the six

months ended June 30, 2025, a decrease of $9.6 million when

compared
to the same period of the previous year. The main factors that contributed to the variance were:
●

lower other operating income by $15.6 million mainly due to daily car rental revenue by $9.8 million and the gains from the
sale of car rental units by

$6.3 million during the six months ended June

30, 2024 associated with the car rental business
sold in the fourth quarter of 2024, partially offset

by $3.9

million income related to the reimbursement of interest paid from the IRS, as discussed above;
partially offset by:
●

higher other

service fees

by $3.9

million due

to

higher credit

and debit

card fee

income by

$4.0 million,

due to

higher
volume

of

transactions,

and

higher

investment

management

fees

by

$2.8

million,

due

to

higher

assets

under
management,

partially offset by lower insurance fees by $4.1 million;

and
●

higher

service

charges

on

deposit

accounts

by

$2.9

million

mainly

due

to

higher

non-balance

compensation

fees

in
commercial deposits.

Operating Expenses
Operating expenses amounted to $492.8 million for the

quarter ended June 30, 2025, an

increase of $23.2 million, when compared
with the same quarter of 2024. The variance

in operating expenses was mainly driven by:
●

higher personnel costs by $31.9 million mainly due to higher incentives, including $13.0 million related to the profit-sharing plan
which

is

tied

to

the

Corporation’s

financial

performance

and

$9.9

million

in

other

performance-based incentives

and

stock-
based compensation, and higher salaries expense by

$4.1 million due to a higher headcount and

annual salary revisions;
●

higher

technology

and

software

expenses

by

$4.9

million

mainly

due

to

higher

software

amortization

expense

due

to

the
acquisition

and

renewal

of

multiple

technology

licenses

reflective

of

the

continuous

investment

in

technology

and
transformation initiatives and an increase in network

management services expense; and
●

higher other taxes expense by $3.3 million

mainly due to higher regulatory fees and

an increase in municipal license tax;
partially offset by:
●

lower

professional

fees

by

$9.6

million

mainly

due

to

a

decrease

in

advisory

expenses

related

to

corporate

initiatives,

a
decrease, due

to

expense-recognition timing

differences,

in the

cost of

restricted stock

granted to

directors, and

lower legal
fees;
●

lower operational losses by

$5.6 million due to

a buildup of reserves

for operational losses during the

second quarter of 2024;
and
●

lower equipment expenses

by $3.9 million, mainly due to the

elimination of the car rental fleet depreciation

expense, related to
the car rental business sold in 2024.
Operating

expenses

amounted

to

$963.8

million

for

the

six

months

ended

June

30,

2025,

an

increase

of

$11.1

million

when
compared with the

same period of

2024. Excluding the

$6.4 million of

interest accrued related

to prior period

tax withholdings and
the

$14.3

million

impact

of

the

FDIC

Special

Assessment,

total

operating

expenses

for

the

six

months

ended

June

30,

2025,
increased by $31.8 million, when compared with

the same period of 2024. The main drivers of the increase

were:
●

higher personnel costs by $29.3 million mainly due to higher incentives, including $13.0 million related to the profit-sharing plan which

is

tied

to

the

Corporation’s

financial

performance

and

$9.3

million

in

other

performance-based incentives

and

stock-
based compensation, and higher salaries expenses

by $5.7 million due to a higher headcount

and annual salary revisions;
●

higher

technology

and

software

expenses

by

$9.2

million

mainly

due

to

higher

software

amortization

expense

due

to

the
acquisition

and

renewal

of

multiple

technology

licenses

reflective

of

the

continuous

investment

in

technology

and
transformation initiatives and an increase in network

management services expense;

and
●

higher other taxes expense by $7.6 million

mainly due to higher regulatory fees and an

increase in municipal license tax;

partially offset by:
●

lower professional fees by $11.7

million mainly due to a

decrease in advisory expenses related to corporate initiatives focused
on compliance and cyber security efforts, a decrease in

IT professional services,

and lower legal fees;
●

lower equipment expenses

by $8.1 million, mainly due to the depreciation of car rental units associated with the daily car rental transaction; and
●

lower operational losses by $3.1 million due to a

buildup of reserves for operational losses during

the second quarter of 2024.

Table 5 - Operating Expenses
Quarters ended June 30, Six months ended June 30,
(In thousands) 2025 2024 Variance 2025 2024 Variance
Personnel costs:
Salaries $ 132,752 $ 128,634 $ 4,118 $ 263,702 $ 258,018 $ 5,684
Commissions, incentives, and other bonuses 40,551 30,626 9,925 78,537 69,237 9,300
Profit sharing 13,000 - 13,000 13,000 - 13,000
Pension, postretirement, and medical insurance 18,458 16,619 1,839 33,024 34,004 (980)
Other personnel costs, including payroll taxes 24,594 21,545 3,049 53,805 51,542 2,263
Total personnel

costs
229,355 197,424 31,931 442,068 412,801 29,267
Net occupancy expenses 29,140 27,692 1,448 56,358 55,733 625
Equipment expenses 5,789 9,662 (3,873) 11,091 19,229 (8,138)
Other taxes 18,632 15,333 3,299 37,357 29,708 7,649
Professional fees 28,108 37,744 (9,636) 54,933 66,662 (11,729)
Technology and

software expenses
84,696 79,752 4,944 168,364 159,214 9,150
Processing and transactional services:
Credit and debit cards 13,044 13,739 (695) 25,970 25,883 87
Other processing and transactional services 24,817 25,357 (540) 49,672 47,407 2,265
Total processing

and transactional services
37,861 39,096 (1,235) 75,642 73,290 2,352
Communications 5,010 4,357 653 9,914 8,914 1,000
Business promotion:
Rewards and customer loyalty programs 18,047 16,406 1,641 34,412 30,462 3,950
Other business promotion 8,338 9,043 (705) 15,648 15,976 (328)
Total business

promotion
26,385 25,449 936 50,060 46,438 3,622
Deposit insurance 9,407 10,581 (1,174) 19,442 34,468 (15,026)
Other real estate owned (OREO) income (4,124) (5,750) 1,626 (7,454) (11,071) 3,617
Other operating expenses:
Operational losses 6,185 11,823 (5,638) 12,323 15,384 (3,061)
All other 15,932 15,679 253 32,693 40,390 (7,697)
Total other operating

expenses
22,117 27,502 (5,385) 45,016 55,774 (10,758)
Amortization of intangibles 385 734 (349) 982 1,529 (547)
Total operating

expenses
$ 492,761 $ 469,576 $ 23,185 $ 963,773 $ 952,689 $ 11,084
Income Taxes
For the quarter

and six months

ended June 30,

2025, the Corporation recorded

an income tax

expense of $47.9

million and $92.9
million with an effective tax rate (“ETR”) of 18.5% and 19.3%, respectively, compared to $40.5 million and $96.0 million with an ETR of 18.5% and 25.5% for the respective periods

of year 2024.
Higher income tax expense of $7.4

million for the second quarter,

when compared to the same quarter of

2024, is mainly attributed
to higher income before tax, partially offset with higher net exempt income. For the six-month period ended June 30, 2025, the lower
income

tax

expense

of

$3.1

million

reflects

the

impact

of

the

tax

withholding

expense

of

$22.9

million

recorded

during

the

first
quarter of year 2024, in connection with intercompany distributions for years 2014-2024, as disclosed in Note 34 to the Consolidated
Financial Statements in the

2024 Form 10-K,

and the benefit

of $5.2 million

related to the FDIC

Special Assessment expense; this
was partially offset by the increase in

income before tax. Excluding the impact of the

withholding tax expense and the additional net
expense related to the FDIC Special Assessment in the first quarter of 2024, the ETR for the six-month period ended June 30, 2024, would have been 21.3%.
At

June

30,

2025,

the

Corporation

had

a

net

deferred

tax

asset

amounting

to

$860.3

million,

net

of

a

valuation

allowance

of
$463.7million. The net

deferred tax asset

related to the

U.S. operations was

$242.2 million, net

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

The corporate group reported a net income of $3.3

million for the quarter ended June 30, 2025, compared with a net income of $3.8 million for the same quarter of

the previous year. For

the six months ended June 30,

2025, the corporate group reported net loss

of
$0.3 million, compared

to a

net loss of

$21.6 million for

the same period

of the

previous year.

The higher loss

in 2024 was

mainly
attributed to

the expense

related to

the $22.9

million adjustment

recorded in

the first

quarter of

2024 to

recognize the

tax impact
associated with

prior period

intercompany distributions and

the additional

$6.5 million

expense for

the tax

impact of

intercompany
distributions paid

during the

first quarter

of 2024.

A positive

adjustment of

$3.9 million

was recorded

during the

six months

ended
June 30,

2025, resulting

from reimbursements

received from

the U.S.

Internal Revenue

Service related

to interest

paid for

these
intercompany

distributions.

There

were

no

intercompany

distributions

between

the

U.S.

subsidiaries

and

the

bank

holding
companies.

Highlights on the earnings results for the reportable

segments are discussed below:
Banco Popular de Puerto Rico

The Banco

Popular de

Puerto Rico

reportable segment’s

net income

amounted to

$184.5 million

for the

quarter ended

June 30,
2025, compared

with a

net income of

$157.2 million

for the

same quarter

of the

previous year.

The factors

that contributed

to the
variance in the financial results included the following:

●

Net interest income

of $538.5 million

was higher by

$49.7 million primarily

driven by lower

interest expense on

deposits,
mainly from the

re-pricing of P.R.

public funds,

higher income from

U.S. Treasury

securities, mainly due

to higher

yields
and

higher income

from

the

loans portfolio

driven by

loan

growth, partially

offset

by

lower income

from

money market
investments reflecting the

decline in rates.

The net interest

margin for the

quarter ended June

30, 2025 was

3.68%, and
increase of 28 basis points, compared to 3.40% for the same quarter in the previous year. The increase in the margin was mainly impacted

by lower

cost of

deposits and

higher yield

from investment

securities, as

well as

higher loan

balances
which carry a higher yield, partially offset by lower rates

on money market investments;

●

the provision

for loan

losses of

$43.2 million

was lower

by $5.4

million mainly

driven by

lower reserves

for commercial
loans,

due

to

improvements

in

credit

quality

and

lower

net

charge-offs

partially

offset

by

a

higher

provision

for

the
consumer loan portfolios due to changes in credit quality,

mainly within the auto portfolio, and changes in macroeconomic scenarios;
●

lower non-interest income by $6.7 million mainly due to lower income from the daily car rental business, which was sold in the fourth quarter of 2024;
●

higher operating expenses by $21.9 million mostly due to higher personnel costs by $19.0 million, mainly due to the profit-
sharing expense accrual and other performance-related

incentives, and higher technology expenses by

$4.0 million, offset
by lower

equipment expenses by

$4.2 million

mainly related to

the daily

car rental

business sold

in the

fourth quarter

of
2024; and
●

higher

income

tax

expense

by

$1.7

million

mainly

due

to

higher

income

before

tax;

partially

offset

by

higher

exempt
income and other tax credits recorded during the

first quarter of 2025.

For the six months ended

June 30, 2025, the BPPR segment

recorded a net income of $350.4

million compared to a net income

of
$278.5 million for the

same period of the

previous year. The factors

that contributed to the variance

in the financial results

included
the following:
●

Net

interest

income

of

$1.1

billion was

higher by

$98.8 million

primarily

driven by

lower interest

expense on

deposits,
mainly from

the re-pricing

of P.R.

public funds,

higher income

from investment

securities and

higher income

from loans
due to portfolio growth, partially offset by lower income from money market investments reflecting the decline in rates and
lower balances. The net interest margin for the six months ended June

30, 2025 was 3.66% compared with the 3.36% for

the same period

of the previous

year. The

increase in the

margin was mainly

impacted by
lower cost of

deposits, higher
yield from investment securities and loan growth, partially

offset by lower rates from money market investments;
●

the provision

for loan

losses of

$95.9 million

was lower

by $13.7

million mainly

driven by

the commercial

and consumer
portfolios due to lower net charge-offs and

improvements in credit quality,

partially offset by the increase in the

probability
weight assigned to the pessimistic economic scenario;
●

lower non-interest income by $14.8 million mainly due to lower income from the daily car rental business sold in 2024 and lower insurance fees, partially

offset by higher credit

and debit card income,

due to higher volume

of transactions, higher
investment management fees and an increase in non-balance

compensation fees in commercial deposits;
●

higher operating

expenses by

$19.2 million

mostly due

to higher

personnel costs

by $17.4

million, due

to incentives

as
discussed

above,

higher

regulatory

examination

fees,

municipal

license

tax

and

higher

technology expenses,

partially
offset by

lower equipment

expenses related

to the

daily rental

business sold

and lower

FDIC expense

due to

the FDIC
Special Assessment recorded in 2024;

and
●

Higher income tax expense by $8.0 million mainly

due to higher income before tax.

Popular U.S.
For the quarter ended June 30, 2025, the reportable segment of Popular U.S. reported a net income of $22.6 million, compared with a net income

of $17.7 million for

the same quarter of

the previous year.

The factors that contributed

to the variance

in the financial
results included the following:
●

Net interest income of

$102.2 million, higher by

$16.3 million due to

higher income from loans,

mainly from growth in

the
commercial and

construction portfolios,

and lower

cost of

deposits due

to the

repricing of

most interest-bearing

deposit
products,

partially

offset

by

lower

income

from

money

market

investments

due

to

average

balances

and

lower

yields
reflecting

the

decrease

in

short-term

rates.

The

net

interest

margin

for

the

quarter

ended

June

30,

2025

was

2.93%
compared to 2.60% for the same quarter in the

previous year driven by lower cost of deposits;
●

the provision for loan losses was $6.4 million, reflecting higher reserves due to changes in economic scenarios, compared to a benefit of $4.4 million in 2024, which was

mainly related to improvements in commercial

credit ratings;
●

higher operating expenses by $1.5 million, reflecting

higher personnel costs driven by incentives;

and
●

higher income tax expense by $1.3 million due

to higher net income before tax.
For the six months ended June 30, 2025, the reportable segment of Popular

U.S. recorded a net income of $37.4 million, compared
with

a

net

income

of

$24.8

million

for

the

same

period

of

the

previous

year.

The

factors

that

contributed

to

the

variance

in

the
financial results included the following:

●

Higher net interest

income by $24.4

million due to

higher income from

the loans

portfolio mainly related

to growth in

the
commercial and construction

portfolios and lower

interest expense from

deposits, due to

product repricing as

mentioned
above, partially offset by lower income from money market investments due to lower rates. The net interest margin for the six months ended June 30, 2025 was 2.84% compared to 2.60% for the same period of the previous year driven by lower
cost of deposits;
●

the provision

for loan

losses of

$18.9 million

was higher

by $12.0

million driven

by higher

reserves

for the

commercial
portfolio due to higher loan balances;

●

lower operating expenses by

$1.6 million reflecting lower

FDIC expense due to

FDIC Special Assessment of

$1.6 million
recorded in

2024 and

lower professional

fees, offset

by higher

allocation of

Corporate expenses

reflective of

personnel
costs and consulting fees; and
●

higher income tax expense by $4.6 million due

to higher net income before tax.
STATEMENT

OF FINANCIAL CONDITION ANALYSIS

Assets
The Corporation’s total assets were $76.1 billion at June 30, 2025, compared to $73.0 billion at December 31, 2024. The variance in
total assets of $3.1 billion was driven by an increase in AFS securities and loan growth across most portfolios at both BPPR and PB segments,

partially offset by a decrease in

HTM securities, other assets, and money market investments.

Refer to the Consolidated
Statements of Financial Condition included in

this report and to the following narrative for

additional information.
Money market investments and investment securities
Money market investments decreased by $40.2 million as of June 30,

2025, when compared to December 31, 2024, driven by funds
deployed to support loan growth.

AFS securities increased $2.2 billion, mainly due to investment in U.S. Treasury securities and the decrease in

the unrealized

losses of

AFS securities

of $232.7

million, partially

offset

by maturities

and principal

paydowns.

HTM
securities

decreased

by

$216.4 million

driven

by

maturities

and

principal

paydowns,

partially

offset

by

the

amortization

of

$91.6
million of the discount related to U.S. Treasury securities previously reclassified from the AFS to HTM.

Refer to Note 5 and to Note 6
to the

Consolidated Financial

Statements for

additional information

with respect

to the

Corporation’s debt

securities available-for-
sale and held-to-maturity.

Loans
Refer to Table

6 for a

breakdown of the Corporation’s

loan portfolio. Also, refer

to Note 7 in

the Consolidated Financial Statements
for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Loans held-in-portfolio

increased by

$1.1 billion

to $38.2

billion at

June 30,

2025, compared

to

December 31,

2024. Despite

the
uncertainty about the economic outlook, demand for credit across all segments was strong during the second quarter of 2025. In the
BPPR segment

loan balances

increased by

$626.0 million

across all

portfolios, mostly

due to

commercial and

construction loans,
which

include

the

origination

of

a

$265.0

million

commercial

loan

during

the

second

quarter

of

2025

which

represents

the
Corporation’s

portion

of

a

$425.0

million

issuance

in

which

BPPR

acted

as

the

lead

bank

and

administrative agent,

and

higher
mortgage loans,

driven primarily

by home

purchase activity.

Auto loans

and leases

also increased,

driven by

a strong

origination
activity. The PB

segment also increased

by $451.6 million, driven by commercial and construction lending.

Nonetheless, the impact
of trade and tariff policies on economic activity may affect loan demand as uncertainty on the short-term

economic outlook exists.

Table 6 - Loans Ending Balances
(In thousands)
June 30, 2025 December 31, 2024 Variance
Loans held-in-portfolio:
Commercial

Commercial multi-family
$ 2,520,789 $ 2,399,620 $ 121,169

Commercial real estate non-owner occupied
5,521,374 5,363,235 158,139

Commercial real estate owner occupied
3,003,855 3,157,746 (153,891)

Commercial and industrial
8,043,752 7,741,562 302,190
Total Commercial 19,089,770 18,662,163 427,607
Construction 1,468,201 1,263,792 204,409
Leasing 1,983,068 1,925,405 57,663
Mortgage 8,444,427 8,114,183 330,244
Consumer

Credit cards

1,215,293 1,218,079 (2,786)

Home equity lines of credit
77,479 73,571 3,908

Personal

1,876,463 1,855,244 21,219

Auto
3,861,702 3,823,437 38,265

Other
168,775 171,778 (3,003)
Total Consumer

7,199,712 7,142,109 57,603
Total loans held-in

-portfolio
$ 38,185,178 $ 37,107,652 $ 1,077,526
Loans held-for-sale:

Mortgage
$ 2,898 $ 5,423 $ (2,525)
Total loans held-for-sale $ 2,898 $ 5,423 $ (2,525)
Total loans $ 38,188,076 $ 37,113,075 $ 1,075,001

Other assets
Other assets amounted to $1.7 billion at June 30, 2025, a decrease of

$52.7 million when compared to $1.8 billion at December 31,
2024.

The variance

was mainly

driven by

a

decrease in

net

deferred tax

assets

of

$64.2

million

due to

positive changes

in

the
valuation of

AFS securities,

a reduction

in unsettled

trade receivables

of $14.6

million related

to proceeds

from maturities

of U.S.
Treasury securities,

lower principal, interest and escrow servicing advances

of $8.0 million, and a reduction in investments under

the
equity

method

by

$7.0

million

mainly

related

to

unrealized

losses

on

the

underlying

investment

portfolio

held

by

the

investee,
partially offset

by an

increase in

capitalized software costs

of $33.1

million mainly

related to

technology modernization

and higher
prepaid

taxes

of

$20.8

million.

Refer

to

Note

12

to

the

Consolidated

Financial

Statements

for

a

breakdown

of

the

principal
categories that comprise the caption

of “Other Assets” in

the Consolidated Statements of Financial

Condition at June 30,

2025 and
December 31, 2024.

Liabilities
The Corporation’s total

liabilities were $70.1

billion at June

30, 2025, an

increase of $2.7

billion, when compared

to December 31,
2024. The following is a discussion of the significant

changes in liabilities.
Deposits and Borrowings
Total Deposits
The Corporation’s

deposits totaled $67.2

billion as

of June

30, 2025,

compared to

$64.9 billion

as of

December 31,

2024. Ending
deposit

balances increased

by

$2.3 billion,

while

average quarterly

balances grew

by $2.1

billion. The

average deposit

balance,
excluding P.R.

public deposits, increased by

$1.1 billion. Non-interest-bearing deposits

remained flat when compared to

December
31, 2024. At the end

of the second quarter of

2025, Puerto Rico public deposits were

$20.9 billion, an increase of

$1.5

billion when
compared to December 31, 2024.

P.R

public deposits represent 31% of

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
are lower.

At BPPR,

excluding Puerto

Rico public

deposits, ending

deposits increased

by $340

million, while

at PB

segment ending

deposit
balances increased by

$400 million, net

of intercompany activity.

We continue to

expect third quarter deposit

balances in BPPR

to
reflect historical seasonality and decrease based on past

experience of our retail client behavior.
The volume and cost of P.R.

public deposits and the proportion of high-cost deposits in the U.S, directly impact the balance and mix of earning assets and therefore represent a key

factor in the Corporation’s ability to expand its net

interest margin.

Refer to Table 7 for a breakdown of the Corporation’s deposits at June 30, 2025 and December

31, 2024.

Table 7 - Deposits Ending Balances
(In thousands) June 30, 2025 December 31, 2024 Variance
Deposits excluding P.R.

public deposits:

Demand deposits
$ 15,114,614 $ 15,139,555 $ (24,941)

Savings, NOW and money market deposits (non-brokered)
21,554,606 21,177,506 377,100

Savings, NOW and money market deposits (brokered)
829,506 736,225 93,281

Time deposits (non-brokered)
7,938,858 7,476,924 461,934

Time deposits (brokered CDs)
861,947 890,704 (28,757)
Sub-total deposits excluding P.R.

public deposits
46,299,531 45,420,914 878,617
P.R. public

deposits:

Demand deposits

[1]
12,376,316 11,730,273 646,043

Savings, NOW and money market deposits (non-brokered)
7,743,663 7,087,904 655,759

Time deposits (non-brokered)
797,981 645,254 152,727
Sub-total P.R.

public deposits
20,917,960 19,463,431 1,454,529
Total deposits $ 67,217,491 $ 64,884,345 $ 2,333,146
[1] Includes interest bearing demand deposits.

Borrowings
The Corporation’s

borrowings totaled

$1.4 billion

at June

30, 2025

compared to

$1.2

billion at

December 31,

2024. The

increase
was

mainly

related

to

higher

FHLB

advances

by

$236.5

million,

mainly

at

PB.

Refer

to

Note

15

to

the

Consolidated

Financial
Statements for detailed

information on the

Corporation’s borrowings. Also,

refer to the

Liquidity section in

this MD&A for

additional
information on the Corporation’s funding sources.
Stockholders’ Equity
Stockholders’ equity totaled $6.0 billion at June 30, 2025, an increase of $341.0 million when compared to December 31, 2024. The increase was

principally due

to net

income for

the six

months ended

June 30,

2025 of

$387.9 million,

coupled with

the after-tax
effect of the

decrease in net unrealized losses in

the portfolio of AFS securities

of $188.6 million and the

amortization of unrealized
losses

from

securities

previously reclassified

to

HTM

of

$73.2 million,

partially

offset

by

an

increase in

treasury

stock

of

$226.9
million, mainly due to

common stock repurchases, and

the common and preferred dividends

declared of $96.9 million.

Refer to the
Consolidated Statements

of Financial

Condition, Comprehensive

Income and

Changes in

Stockholders’ Equity

for information

on
the composition of stockholders’ equity.
The composition of the Corporation’s financing to total assets at June 30, 2025 and December 31, 2024

is included in Table 8.

Table 8 - Financing to Total

Assets
June 30,
December 31,

% (decrease) increase % of total assets
(Dollars in millions) 2025 2024 from 2024 to 2025 2025 2024
Non-interest-bearing core deposits $ 15,115 $ 15,139 (0.2) % 19.9% 20.7%
Interest-bearing core deposits 46,517 44,622 4.2 61.2 61.1
Interest-bearing other deposits 5,586 5,123 9.0 7.3 7.0
Repurchase agreements 56 55 1.8 0.1 0.1
Other short-term borrowings 550 225 144.4 0.7 0.3
Notes payable 808 896 (9.8) 1.1 1.2
Other liabilities 1,479 1,372 7.8 1.9 1.9
Stockholders’ equity 5,954 5,613 6.1 7.8 7.7

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

As
of June 30,

2025, the Corporation’s, BPPR’s

and PB’s capital

ratios continue to

exceed the minimum requirements

for being “well-
capitalized”.

The risk-based

capital ratios

presented in

Table

9,

which include

common equity

tier 1,

Tier

1 capital,

total capital

and leverage
capital as of June 30, 2025 and December

31, 2024.
Table 9 - Capital Adequacy

Data

(Dollars in thousands)

June 30, 2025

December 31, 2024

Common equity tier 1 capital:

Common stockholders' equity - U.S. GAAP basis $ 5,931,875 $ 5,590,923
CECL transitional amount

[1]
- 42,375
AOCI related adjustments due to opt-out election 1,325,146 1,589,875
Goodwill, net of associated deferred tax liability (DTL) (653,493) (657,181)
Intangible assets, net of associated DTLs (5,844) (6,826)
Deferred tax assets and other deductions

(228,617) (296,374)
Common equity tier 1 capital $ 6,369,067 $ 6,262,792
Additional tier 1 capital:
Preferred stock 22,143 22,143
Additional tier 1 capital $ 22,143

$ 22,143
Tier 1 capital $ 6,391,210

$ 6,284,935

Tier 2 capital:
Trust preferred securities subject to phase in as

tier 2
192,674 192,674
Other inclusions (deductions), net 503,781 490,594
Tier 2 capital $ 696,455 $ 683,268
Total risk-based capital

$ 7,087,665

$ 6,968,203

Minimum total capital requirement to be well capitalized $ 4,003,691

$ 3,907,346

Excess total capital over minimum well capitalized $ 3,083,974

$ 3,060,857

Total risk-weighted

assets
$ 40,036,914

$ 39,073,462

Total assets for leverage

ratio
$ 75,114,655

$ 72,593,464

Risk-based capital ratios:

Common equity tier 1 capital 15.91% 16.03%

Tier 1 capital

15.96

16.08

Total capital

17.70

17.83

Tier 1 leverage

8.51

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

the aggregate amount of

the capital benefit provided

during the initial two-year

delay. During

the first quarter

of 2025,
the Corporation phased-in all the cumulative CECL

deferral over the three-year transition period.
The decrease in the common

equity Tier I

capital ratio, Tier

I capital ratio, total capital

ratio,

and leverage ratio as of

June 30, 2025
as compared to December 31, 2024

was mainly due to

higher risk weighted assets driven by

the increase in loans held

in portfolio,
the

repurchase

of

shares

under

the

2024

Repurchase

Program

and

common

stock

dividends,

partially

offset

by

the

six-month
period’s earnings.

Reconciliation to Tangible Common Equity and Tangible Assets
Table

10 provides

a reconciliation of

total stockholders’ equity

to tangible common

equity and total

assets to tangible

assets as

of
June 30, 2025, and December 31, 2024.

Table 10 - Reconciliation

of Tangible Common Equity

and Tangible Assets
(In thousands, except share or per share information) June 30, 2025 December 31, 2024
Total stockholders’

equity
$ 5,954,018 $ 5,613,066
Less: Preferred stock (22,143) (22,143)
Less: Goodwill (802,954) (802,954)
Less: Other intangibles (5,844) (6,826)
Total tangible common

equity
$ 5,123,077 $ 4,781,143
Total assets

$ 76,065,090 $ 73,045,383
Less: Goodwill (802,954) (802,954)
Less: Other intangibles (5,844) (6,826)
Total tangible assets $ 75,256,292 $ 72,235,603
Tangible common

equity to tangible assets
6.81% 6.62%
Common shares outstanding at end of period 67,937,468 70,141,291
Tangible book value

per common share
$ 75.41 $ 68.16
Quarterly average
Total stockholders’

equity [1]
$ 6,849,789 $ 6,620,766
Average unrealized (gains) losses on AFS securities

transferred to HTM

334,183 505,791
Adjusted total stockholder's equity 7,183,972 7,126,557
Less: Preferred Stock (22,143) (22,143)
Less: Goodwill (802,953) (804,411)
Less: Other intangibles (6,096) (7,288)
Total tangible common

equity
$ 6,352,780 $ 6,292,715
Return on average tangible common equity 13.26% 11.22%

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

Debt securities

classified as

available-for-sale and

held-to-maturity amounted

to

$20.5 billion

and

$7.5 billion,
respectively, as of June 30, 2025. Other assets subject to market risk include mortgage servicing rights ("MSRs") with a fair value of
$103.1 million as of June 30, 2025.

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

the
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

June 30, 2025 and
December 31, 2024, assuming a static balance

sheet and parallel changes over flat spot rates

over a one-year time horizon:

Table 11

- Net Interest Income Sensitivity (One Year

Projection)
June 30, 2025 December 31, 2024
(Dollars in thousands) Amount Change Percent Change Amount Change Percent Change
Change in interest rate
+200 basis points 22,433 0.85 44,747 1.78
+100 basis points 10,515 0.40 22,917 0.91
-100 basis points (12,636) (0.48) 9,157 0.36
-200 basis points (18,563) (0.71) 588 0.02
As of June

30, 2025, NII simulations

show the Corporation maintains

an asset sensitive position

that is symmetric

in the rising

and
declining rates scenarios. Compared to the

results as of December 31, 2024,

the variation in sensitivity and the

resulting profile are
mainly driven

by updated

deposit beta

model assumptions that

reflect lower

elasticity in

declining rate

scenarios. In

declining rate
scenarios, the reduction in net interest income is driven by the repricing of short-term assets and variable rate loans offset in part by declining

deposit

costs.

In

rising rate

scenarios, Popular’s

net interest

income

would increase

due

to

the

repricing

of

short-term
assets,

variable

rate

loans,

and

intermediate

maturity

assets

coming

due

within

one

year,

that

are

offset

in

part

by

increased
deposits costs

due to

BPPR’s large

proportion of

market-linked Puerto Rico

public sector

deposits. Changes

in the

balance sheet
during the quarter

led to reduced

asset sensitivity.

The Corporation purchased

$2.4 billion in

U.S. Treasury

Notes with an

average
maturity

of

approximately

1.5

years.

Higher

loan

balances

and

growth

in

market-linked

Puerto

Rico

public

sector

deposits

also
contributed to reduced asset sensitivity.
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
At June 30,

2025, the Corporation held

trading securities with a

fair value of

$29.6 million, representing 0.04%

of the Corporation’s
total assets, compared

with $32.8 million

and 0.05%, respectively,

at December 31,

2024. The trading

portfolio consists principally
of investment grade securities such as mortgage-backed securities of $23.0 million with a weighted average yield of 5.28% and U.S.
Treasuries of $5.8 million with a weighted average yield of 3.41% at June 30, 2025 and $29.1 million with a yield of 5.54% and $2.8
million with a yield of 3.28%, respectively, as of December 31, 2024.

The Corporation’s trading activities are

limited by internal policies. For each

of the two subsidiaries, the

market risk assumed under
trading

activities

is

measured

by

the

5-day

net

value-at-risk

(“VAR”),

with

a

confidence

level

of

99%.

The

VAR

measures

the
maximum estimated loss that may occur over a

5-day holding period, given a 99% probability.

The Corporation’s trading portfolio had a 5-day VAR of $0.4 million for the last week in June 2025. VAR models include assumptions
and estimates

thus actual

results could

differ from

the outputs

from these

models and

assumptions. Back-testing is

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
information on the framework

in place to monitor,

review, and approve

policies to measure, limit and

manage funding activities and
strategies

impacting

liquidity

risk.

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
Sources of Liquidity
Deposits, including

customer deposits,

brokered deposits

and public

funds deposits,

continue to

be the

most significant

source of
funds for the Corporation,

representing

88% and 89% of

funding of the Corporation’s

total assets at June

30, 2025 and December
31, 2024, respectively.

The ratio of

total ending loans to

deposits remained at

57% at June

30, 2025 and

December 31, 2024.

In
addition to

traditional deposits,

the Corporation

maintains borrowing

arrangements, which

amounted to

$1.4 billion

in outstanding
balances at June 30, 2025 (December 31, 2024 - $1.2 billion). A detailed description of the Corporation’s borrowings, including their terms, is

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
During the second quarter of 2025, BPPR was able to increase its available liquidity by approximately $2.9 billion after the merger of
Popular Auto, LLC with

and into BPPR, effective

on May 1,

2025, that allowed BPPR

to pledge auto loans

and leases as collateral
under the federal

reserve’s discount

window. At

June 30,

2025, the Corporation’s

available liquidity increased

to $26.1 billion

from
$21.6

billion on

December 31,

2024. During

the second

quarter of

2025, the

Corporation had

no material

incremental use

of its
available liquidity sources. The liquidity sources of

the Corporation at June 30, 2025 are presented

in Table 12 below:

Table 12 - Liquidity Sources
June 30, 2025 December 31, 2024
(In thousands)
BPPR Popular U.S. Total BPPR Popular U.S. Total
Unpledged securities and unused funding
sources:
Money market (excess funds at the
Federal Reserve Bank)
$ 4,753,672 $ 1,576,770 $ 6,330,442 $ 4,882,358 $ 1,488,857 $ 6,371,215
Unpledged securities 4,453,281 519,711 4,972,992 3,806,066 522,869 4,328,935
FHLB borrowing capacity 3,178,798 816,840 3,995,638 2,777,090 1,058,921 3,836,011
Discount window of the Federal Reserve
Bank borrowing capacity
7,895,298 2,875,787 10,771,085 4,839,388 2,178,646 7,018,034
Total available liquidity $ 20,281,049 $ 5,789,108 $ 26,070,157 $ 16,304,902 $ 5,249,293 $ 21,554,195
Refer

to

Note

15

to

the

Consolidated

Financial

Statements

for

additional

information

of

the

Corporation’s

borrowing

facilities
available through its banking subsidiaries.

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

of deposit under $250,000,
all

interest-bearing

transactional

deposit

accounts,

non-interest-bearing

deposits,

and

savings

deposits.

Core

deposits

exclude
brokered

deposits

and

certificates

of

deposit

over

$250,000.

Core

deposits,

excluding

P.R.

public

funds,

which

are

fully
collateralized, have

historically provided

the Corporation

with a

sizable source

of relatively

stable and

low-cost funds.

P.R.

public
funds, while

linked to

market interest

rates, provide

a stable

source of

funding with

an attractive

earning spread.

As of

June 30,
2025, total Puerto Rico public sector deposits were

$20.9 billion, compared to $19.5 billion at

December 31, 2024.
Core deposits

continue to

represent 92%

of total

deposits at

$61.6

billion, as

of June

30, 2025,

and compared

to

December 31,
2024. Core deposits financed 85% of the Corporation’s

earning assets at June 30, 2025, compared

to 86% at December 31, 2024.
The distribution by maturity

of certificates of deposit

with denominations of $250,000 and

over at June 30,

2025 is presented in

the
table that follows:

Table 13 - Distribution by

Maturity of Certificates of Deposit of $250,000 and Over
(In thousands)
3 months or less $ 2,591,418
Over 3 to 12 months 992,191
Over 1 year to 3 years 287,373
Over 3 years 147,470
Total $ 4,018,452
The

Corporation

had

$1.7

billion

in

brokered

deposits

at

June

30,

2025,

which

financed

approximately

2%

of

its

total

assets
(December 31, 2024 - $1.6 billion and 2%,

respectively).

As of

June 30,

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
30-Jun-25
Popular, Inc.
(Dollars in thousands)
BPPR % of Total Popular U.S. % of Total (Consolidated) % of Total
Deposits:
Deposits balances under $250,000 [1] $ 23,741,443 42% $ 8,341,661 70% $ 32,083,104 48%
Transactional deposits balances over
$250,000 7,968,081 14% 2,042,469 17% 10,010,550 15%
Time deposits balances over $250,000 2,262,268 4% 833,527 7% 3,095,795 5%
Uninsured foreign deposits 444,748 1% - - % 444,748 1%
Collateralized public funds 21,269,940 39% 313,354 3% 21,583,294 31%
Intercompany deposits 195,313 - % 415,184 3% - - %
Total deposits $ 55,881,793 100% $ 11,946,195 100% $ 67,217,491 100%
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

The outstanding balance of notes payable at the

BHCs amounted to $594 million at June 30, 2025

and December 31, 2024.
The contractual maturities of the BHCs notes payable

at June 30, 2025 are presented in Table 15.
Table 15

- Distribution of BHC's Notes Payable by Contractual

Maturity
Year (In thousands)
2028 $ 395,865
Later years 198,386
Total $ 594,251

As of

June 30,

2025, the

BHCs had

cash and

money markets

investments totaling

$503 million

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

six

months

ended June

30,

2025,

the

Corporation declared

cash

dividends of

$1.40

per

common

share

outstanding
($96.2 million in the

aggregate). The dividends for the

Corporation’s Series A preferred stock amounted to

$0.7 million.
On July 16,
2025, the

Corporation announced an

increase in its

quarterly common stock

dividend from $0.70

to $0.75

per share, commencing
with the dividend payable in the fourth quarter of

2025, subject to the approval by the Corporation’s

Board of Directors.
During the six

months ended June 30,

2025, the BHCs

received dividends and distributions

amounting to $200 million

from BPPR,
$23 from

Popular International

Bank, Inc.

(“PIBI”) and

$15 million

from

its

other non-banking

subsidiaries. Dividends

from BPPR
constitute Popular,

Inc.’s primary

source of

liquidity.

In addition,

during the

six months

ended June

30, 2025,PIBI,

a wholly

owned
subsidiary of Popular, Inc., received $20.0 million in cash dividends and $5.3 million in stock dividends from its investment

in BHD.
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

example. At

June

30,

2025,
BPPR could declare

a dividend of

up to

approximately $209 million

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

totaled $6.3

billion at

June

30, 2025,

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

Additional

liquidity

may

be

provided

through

loan

maturities,

prepayments

and

sales.

The

loan

portfolio

provides

a

source

of
collateral to

secure the

available credit

facilities with

the FHLB

and the

discount window

of the

Federal Reserve

Bank. After

the
merger of Popular Auto LLC into its

parent company BPPR, effective on May 1, 2025, the

Corporation has $2.9 billion in auto loans
pledged at June 30, 2025, in

addition to mortgage loans, to secure credit

facilities with the Federal Reserve's discount window.

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

from their

banking and

non-banking subsidiaries subject

to statutory

provisions that

limit dividends

paid by

the
banking subsidiary without regulatory approval,

asset sales and proceeds from the issuance

of debt and equity.

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

June 30,

2025, and
December 31, 2024, and the results of

their operations for the six-month period ended June

30, 2025 and June 30, 2024. Excluded
are investments and equity in earnings from subsidiaries

and affiliates outside the obligor group.
Intercompany balances

and transactions

within the

obligor group

have been

eliminated. Material

amounts due

from, due

to, and
transactions with subsidiaries and affiliates are shown separately. Related party transactions are also presented separately.

Table 16 - Summarized Statement

of Condition
(In thousands) June 30, 2025 December 31, 2024
Assets
Cash and money market investments $ 502,784 $ 634,809
Investment securities 35,557 35,150
Accounts receivables from non-obligor subsidiaries 29,111 14,602
Other loans (net of allowance for credit losses of $197 (2024

- $281))
24,791 25,381
Investment in equity method investees 5,281 5,279
Other assets 83,401 65,483
Total assets $ 680,925 $ 780,704
Liabilities and Stockholders' equity
Accounts payable to non-obligor subsidiaries $ 5,004 $ 12,163
Notes payable 594,251 593,571
Other liabilities 129,332 126,718
Stockholders' (deficit) equity (47,662) 48,252
Total liabilities and

stockholders' equity
$ 680,925 $ 780,704
Table 17 - Summarized Statement

of Operations
For the period ended
(In thousands) June 30, 2025 June 30, 2024
Income:
Dividends from non-obligor subsidiaries $ 215,100 $ 313,000
Interest income from non-obligor subsidiaries and affiliates 2,248 7,106
Earnings (losses) from investments in equity method investees 1 (10)
Other operating income 6,155 2,439
Total income $ 223,504 $ 322,535
Expenses:
Services provided by non-obligor subsidiaries and affiliates

(net of
reimbursement by subsidiaries for services provided by parent of
$127,054 (2024 - $120,987)) $ 7,739 $ 6,447
Other expenses 14,359 22,685
Income tax expense [1] 5,952 22,208
Total expenses $ 28,050 $ 51,340
Net income $ 195,454 $ 271,195
[1] The

net income

for the

six months

ended

June

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
In addition to the

dividend income reflected in the

Statement of Operations table

above, during the six months

ended June
30,

2025,

the

obligor

group

recorded

a

$23.0

million

of

dividend

distributions

from

non-obligor

subsidiary

which

was
recorded as a reduction to the investment (2024 -

$67.4 million).

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

business segment reporting are

presented in Note 32 to the

Consolidated Financial Statements. Readers

should refer
to

Economic

and

Market

Risk

section

and

Business

Risk

Section

of

“Part

I,

Item

1A”

of

the

2024

Form

10-K

for

an

additional
discussion

on

how

the

Corporation is

impacted

by

global

and

local

economic

and

market

conditions, including

weakness

in

the
economy,

particularly in Puerto

Rico, where a

significant portion of

our business is

concentrated. This section

also addresses how
our credit risk and credit

losses can increase to the extent

our loans are concentrated on borrowers engaged in

the same or similar
activities or in borrowers who as a group

may be uniquely or disproportionately affected by certain

economic or market conditions.
Commonwealth of Puerto Rico
A
significant portion

of

our financial

activities and

credit

exposure is

concentrated in

the

Commonwealth of

Puerto Rico

(“Puerto
Rico”) which has faced severe economic and fiscal

challenges in the past and may face additional

challenges in the future.
Economic Performance

The latest estimates from the

Puerto Rico Planning Board (the

“Planning Board”) indicate that real

GNP grew by 2.1%

during fiscal
year

2024

(July 2023-June

2024) and

by

1.1% in

fiscal

year

2025 (July

2024-June 2025).

For fiscal

year 2026

(July

2025-June
2026),

the

Planning

Board

forecasts

more

modest

GNP

growth

of

0.5%.

Meanwhile,

the

Puerto

Rico

Economic

Activity

Index
showed a

0.9% year-over-year

decline and

a 0.5%

month-over-month increase

in February

2025. While

this index

is not

a direct
measure of real GNP, it serves as an indicator of ongoing economic activity.
In

2021

and

2022,

inflation

rose

sharply

in

the

U.S.

and

Puerto

Rico

due

to

post-pandemic

demand

and

supply

chain

issues.
Inflation

began

to

decrease

by

mid-2022

as

the

Federal

Reserve

raised

interest

rates,

largely

stabilizing

by

September

2024,
leading to

a series

of rate

reductions by the

Federal Reserve for

the first

time in

four years.

As of

June 2025,

the U.S.

Consumer
Price Index

showed a

2.7% year-over-year increase,

which is

significantly lower

than peak

2022 inflation

levels but

still above

the
Federal Reserve’s

2%

target. In

Puerto

Rico, the

Consumer Price

Index

increased by

0.9% over

the 12

months ending

in June
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
In

response,

the

U.S.

Congress

enacted

PROMESA

in

June

2016.

PROMESA

established

an

Oversight

Board

with

significant
control over Puerto Rico’s

fiscal and economic affairs,

including those of its public

corporations, instrumentalities and municipalities
(collectively, “PR Government Entities”). On August 5, 2025, President Donald J. Trump dismissed five of the seven members of the
Oversight Board, reportedly due to inefficient leadership and excessive spending. As of the date of

this report, the vacant Oversight
Board seats remain unfilled, and no official replacements have been announced. While the two remaining members may continue to act

on

behalf

of

the

Oversight

Board,

their

authority

is

limited

with

respect

to

certain

matters

specified

in

PROMESA

and

the
Oversight

Board’s

by-laws.

It

is

still

too

early

to

determine

what

impact

these

changes

may

have

on

the

Oversight

Board’s
operations or on Puerto Rico’s fiscal and economic

affairs.

Under PROMESA, the Oversight

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

At June

30, 2025,

the Corporation’s

direct exposure

to

PR Government

Entities totaled

$412 million,

of

which $362

million were
outstanding, compared

to $336

million, at

December 31,

2024, all

of which

were outstanding.

The Corporation’s

exposure to

PR
Government Entities

at June

30, 2025

included up

to

$47.4 million

in Automated

Clearing House

(“ACH”) transaction

settlement
exposure, none of which

was outstanding.

Substantially all of the

Corporation’s direct exposure outstanding at

June 30, 2025

were
obligations from various

Puerto Rico municipalities.

In most

cases, these were

“general obligations” of

a municipality,

to which

the
applicable municipality

has

pledged its

good faith,

credit

and unlimited

taxing

power,

or “special

obligations” of

a municipality,

to
which the applicable municipality has pledged basic property tax or sales tax revenues.
At June 30, 2025, 81% of the

Corporation’s
exposure to

municipal loans

and securities

was concentrated

in the

municipalities of

San Juan,

Guaynabo, Carolina

and Caguas.
For

additional

discussion

of

the

Corporation’s

direct

exposure

to

the

Puerto

Rico

government

and

its

instrumentalities

and
municipalities, refer to Note 20 – Commitments and

Contingencies to the Consolidated Financial

Statements.

In addition,

at June 30,

2025, the Corporation

had $212 million

in loans insured

or securities issued

by PR Governmental

Entities,
but

for which

the principal

source of

repayment is

non-governmental ($220 million

at

December 31, 2024).

These included

$168
million

in

residential mortgage

loans

insured

by

the

Puerto

Rico

Housing

Finance Authority

(“HFA”),

a

Puerto

Rico

Government
Entity ($176 million at December 31, 2024).

The Corporation also had, at June 30,

2025, $37 million in bonds issued by

HFA which
are secured

by second mortgage

loans on

Puerto Rico

residential properties, and

for which

HFA also

provides insurance to

cover
losses in the

event of a

borrower default, and

upon the satisfaction of

certain other conditions

($38 million at

December 31, 2024).
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

30, 2025, BPPR had

$20.9 billion in deposits from

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
The Corporation’s

credit quality

metrics demonstrated

favorable trends

in the

second quarter

of 2025

with improvements

in NPLs
and Net Charge-Offs (NCOs). The Corporation continues to

closely monitor the economic landscape and borrower performance, as economic

uncertainty

remains

a

key

consideration.

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
Total

NPAs of $357.8 million

as of June 30, 2025 decreased by

$50.3 million when compared with December 31, 2024. Total

NPLs
of $311.6

million decreased by

$39.2 million from December

31, 2024. BPPR’s

NPLs decreased by $34.4

million, mainly driven

by
lower consumer,

mortgage and commercial

NPLs by $12.9

million, $11.0

million and $8.9

million, respectively.

Popular U.S. NPLs
decreased

by

$4.7

million,

mostly

driven

by

decreases

of

$1.9

million

and

$1.8

million

in

commercial

and

mortgage

NPLs,
respectively.
On June

30, 2025, the

ratio of

NPLs to total

loans held-in-portfolio was

0.82%, compared to

0.95% on December

31, 2024.

Other
real estate owned loans (“OREOs”) decreased by $11.1 million from December 31, 2024. The decrease in OREO was mainly driven by the combination of

sales and lower residential

property foreclosures. On June

30, 2025, NPLs secured

by real estate amounted
to

$189

million

in

the

Puerto

Rico

operations

and

$50

million

in

Popular

U.S,

compared

with

$200

million

and

$56

million,
respectively, on December 31, 2024.
The Corporation’s commercial

loan portfolio secured

by real estate

(“CRE”) amounted to

$11.0

billion on June

30, 2025,

with $3.0
billion secured by owner-occupied properties (December

31, 2024 - $10.9 billion and $3.2 billion, respectively).
The

non-owner occupied

CRE portfolio

was $5.5

billion at

June

30, 2025,

split

between $3.3

billion in

BPPR

and $2.2

billion in
Popular U.S.

This portfolio is diversified across sectors: retail (33%), hotels (19%), and office space (13%) which together represent
two-thirds of

total non-owner

occupied CRE

exposure. Specifically,

office space

leasing accounts

for just

1.8% ($688.8

million) of
the total

loan portfolio,

mainly comprising

mid-rise

properties with

an average

loan size

of $2.4

million, and

is well

diversified by
tenant type.

Within CRE, the

commercial multi-family portfolio is

$2.5 billion (approximately 7%

of total loans),

concentrated in New

York

Metro
($1.5 billion), South Florida ($716.6 million) and Puerto Rico

($202.1 million) regions. In the New York Metro, there is no exposure to rent-controlled buildings and rent-stabilized

units make up less than 40% of total units,

with most originated after 2019.
CRE NPLs amounted to

$52.5 million on June 30,

2025, compared with $53.7 million

on December 31, 2024. The

CRE NPL ratios
for

the

BPPR

and

Popular

U.S.

segments

were

0.69%

and

0.30%,

respectively,

on

June

30,

2025,

compared

with

0.64%

and
0.37%, respectively, on December 31, 2024.

In addition

to the

NPLs included

in Table

18, on

June 30,

2025, there

were $529

million of

performing loans,

mostly commercial
loans, which in management’s opinion, are currently subject to potential future classification as non-performing (December 31, 2024
- $596 million).
The following table presents the Corporation’s NPAs as of June 30, 2025 and December

31, 2024:

Table 18 - Non-Performing

Assets
June 30, 2025 December 31, 2024
(Dollars in thousands) BPPR
Popular
U.S.
Popular,
Inc.
As a % of
loans HIP
by
category BPPR
Popular
U.S.
Popular,
Inc.
As a % of
loans HIP
by
category
Commercial
Commercial multi-family
$ 174 $ 10,751 $ 10,925 0.4% $ 79 $ 8,700 $ 8,779 0.4%
Commercial real estate non-owner
occupied
6,084 7,893 13,977 0.3 6,429 8,015 14,444 0.3
Commercial real estate owner
occupied
27,320 231 27,551 0.9 25,258 5,191 30,449 1.0
Commercial and industrial

8,588 2,836 11,424 0.1 19,335 1,748 21,083 0.3
Total Commercial

42,166 21,711 63,877 0.3 51,101 23,654 74,755 0.4
Leasing 7,976 - 7,976 0.4 9,588 - 9,588 0.5
Mortgage 147,464 28,052 175,516 2.1 158,442 29,890 188,332 2.3
Consumer

Home equity lines of credit
- 3,120 3,120 4.0 - 3,393 3,393 4.6

Personal

17,499 1,094 18,593 1.0 20,269 1,741 22,010 1.2

Auto
40,595 - 40,595 1.1 51,792 - 51,792 1.4

Other
1,948 - 1,948 1.2 899 11 910 0.5
Total Consumer

60,042 4,214 64,256 0.9 72,960 5,145 78,105 1.1
Total non-performing

loans held-in-
portfolio 257,648 53,977 311,625 0.8% 292,091 58,689 350,780 0.9%
Other real estate owned (“OREO”) 45,643 483 46,126 57,197 71 57,268
Total non-performing

assets
[1] $ 303,291 $ 54,460 $ 357,751 $ 349,288 $ 58,760 $ 408,048
Accruing loans past due 90 days or
more
[2]
$ 206,205 $ 189 $ 206,394 $ 242,250 $ 190 $ 242,440
Ratios:
Non-performing assets to total assets 0.51% 0.34% 0.47% 0.61% 0.37% 0.56%
Non-performing loans held-in-portfolio
to loans held-in-portfolio

0.96 0.47 0.82 1.12 0.54 0.95
Allowance for credit losses to loans
held-in-portfolio 2.53 0.79 2.02 2.56 0.69 2.01
Allowance for credit losses to non-
performing loans, excluding held-for-
sale 263.63 167.17 246.93 229.61 128.40 212.68
[1] There were no non-performing loans held-for-sale

as of June 30, 2025 and December 31, 2024.
[2] It is the Corporation’s policy to report delinquent

residential mortgage loans insured by FHA or guaranteed

by the VA as accruing

loans past due 90
days or

more

as

opposed

to

non-performing

since

the principal

repayment

is insured.

These

balances

include

$52 million

of residential

mortgage
loans

insured

by

FHA

or

guaranteed

by

the

VA

that

are

no

longer

accruing

interest

as

of

June

30,

2025

(December

31,

2024

-

$65

million).
Furthermore, the Corporation

has $29 million

in reverse mortgage

loans which are

guaranteed by

FHA, but which

are currently

not accruing interest.
Due to the guaranteed

nature of the loans,

it is the Corporation’s

policy to exclude these

balances from non-performing

assets (December 31,

2024 -
$31 million).
For the quarter ended June 30,

2025, total inflows of NPLs held-in-portfolio, excluding consumer loans,

decreased by $26.1 million,
when compared

to the

inflows for

the same

period in

2024. Inflows

of NPLs

held-in-portfolio at

the BPPR

segment decreased

by
$8.8 million,

compared to

the same

period in

2024, mainly

driven by

lower mortgage

NPL inflows

by $6.6

million. Inflows

of NPLs
held-in-portfolio at the Popular U.S. segment decreased by

$17.3 million from the same period in

2024, driven by lower commercial
NPL inflows by $16.6 million, as the prior period

was impacted by a single $17.3 million loan.
Tables 19 to 25 present the Corporation’s inflows to NPLs for the quarters and six months ended

June 30, 2025 and 2024.

Table 19 - Activity in Non

-Performing Loans Held-in-Portfolio (Excluding Consumer

Loans)
For the quarter ended June 30, 2025 For the six months ended June 30, 2025
(Dollars in thousands) BPPR Popular U.S. Popular, Inc. BPPR Popular U.S. Popular, Inc.
Beginning balance $ 191,103 $ 46,594 $ 237,697 $ 209,543 $ 53,544 $ 263,087
Plus:
New non-performing loans 32,205 8,909 41,114 69,228 17,067 86,295
Advances on existing non-performing loans - 20 20 - 38 38
Less:
Non-performing loans transferred to OREO (2,385) (433) (2,818) (4,940) (433) (5,373)
Non-performing loans charged-off (790) (583) (1,373) (1,717) (1,713) (3,430)
Loans returned to accrual status / loan collections (30,503) (4,744) (35,247) (82,484) (18,740) (101,224)
Ending balance NPLs $ 189,630 $ 49,763 $ 239,393 $ 189,630 $ 49,763 $ 239,393
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
For the quarter ended June 30, 2025 For the six months ended June 30, 2025
(Dollars in thousands) BPPR Popular U.S.
Popular, Inc.

BPPR Popular U.S.
Popular, Inc.

Beginning balance $ 42,597 $ 17,507 $ 60,104 $ 51,101 $ 23,654 $ 74,755
Plus:
New non-performing loans 1,768 5,632 7,400 7,549 11,045 18,594
Advances on existing non-performing loans - 20 20 - 37 37
Less:
Non-performing loans transferred to OREO (140) - (140) (260) - (260)
Non-performing loans charged-off (403) (583) (986) (1,142) (1,713) (2,855)
Loans returned to accrual status / loan
collections
(1,656) (865) (2,521) (15,082) (11,312) (26,394)
Ending balance NPLs $ 42,166 $ 21,711 $ 63,877 $ 42,166 $ 21,711 $ 63,877

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
For the quarter ended June 30, 2025
For the six months ended

June 30, 2025
(Dollars in thousands) BPPR Popular U.S.
Popular, Inc.

BPPR Popular U.S.
Popular, Inc.

Beginning balance $ 148,506 $ 29,087 $ 177,593 $ 158,442 $ 29,890 $ 188,332
Plus:
New non-performing loans 30,437 3,277 33,714 61,679 6,022 67,701
Advances on existing non-performing loans - - - - 1 1
Less:
Non-performing loans transferred to OREO (2,245) (433) (2,678) (4,680) (433) (5,113)
Non-performing loans charged-off (387) - (387) (575) - (575)
Loans returned to accrual status / loan
collections
(28,847) (3,879) (32,726) (67,402) (7,428) (74,830)
Ending balance NPLs $ 147,464 $ 28,052 $ 175,516 $ 147,464 $ 28,052 $ 175,516
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
Non-performing loans transferred to OREO (4,260) (24) (4,284) (8,369) (24) (8,393)
Non-performing loans charged-off 110 (18) 92 (200) (18) (218)
Loans returned to accrual status / loan collections (35,542) (20,458) (56,000) (68,916) (23,914) (92,830)
Ending balance NPLs $ 163,790 $ 11,554 $ 175,344 $ 163,790 $ 11,554 $ 175,344

Loan Delinquencies
Another key measure used to evaluate and

monitor the Corporation’s asset quality is loan

delinquencies. Loans delinquent 30 days
or more, as a percentage of their related portfolio

category on June 30, 2025 and December 31, 2024,

are presented below.
Table 26 - Loan Delinquencies
(Dollars in thousands) June 30, 2025 December 31, 2024
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Commercial

Commercial multi-family $ 21,937 $ 2,520,789 0.87% $ 15,826 $ 2,399,620 0.66%
Commercial real estate
non-owner occupied 17,272 5,521,374 0.31 24,925 5,363,235 0.46
Commercial real estate
owner occupied 41,413 3,003,855 1.38 42,311 3,157,746 1.34
Commercial and industrial 37,213 8,043,752 0.46 49,942 7,741,562 0.65
Total Commercial

117,835 19,089,770 0.62 133,004 18,662,163 0.71
Construction

3,720 1,468,201 0.25 1,039 1,263,792 0.08
Leasing 36,714 1,983,068 1.85 39,641 1,925,405 2.06
Mortgage [1] 728,253 8,444,427 8.62 798,130 8,114,183 9.84
Consumer

Credit cards

48,745 1,215,293 4.01 59,078 1,218,079 4.85
Home equity lines of credit 4,682 77,479 6.04 5,054 73,571 6.87
Personal

51,109 1,876,463 2.72 57,835 1,855,244 3.12
Auto

165,642 3,861,702 4.29 191,008 3,823,437 5.00
Other 5,567 168,775 3.30 3,930 171,778 2.29
Total Consumer

275,745 7,199,712 3.83 316,905 7,142,109 4.44
Loans held-for-sale - 2,898 - - 5,423 -
Total

$ 1,162,267 $ 38,188,076 3.04% $ 1,288,719 $ 37,113,075 3.47%
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
portfolio. Refer to

Note 8 to

the Consolidated Financial

Statements, for additional

information on the

Corporation’s methodology to
estimate its ACL.
On June 30,

2025, the ACL increased by

$23.5 million from December 31,

2024 to $769.5 million. The

increase in ACL was

driven
by changes in the economic scenario

probability weights and increases in qualitative reserves, in response to the current economic
environment uncertainty,

coupled with

reserve build-up associated

with portfolio

growth and

unfavorable changes in

the economic
assumptions used

in the

ACL model.

These increases

were offset

in part

by the

net effect

of changes

in credit

quality and

NCOs
during the period.

Given that any economic outlook is inherently uncertain, the Corporation leverages multiple scenarios to estimate
its

ACL.

Prior

to

the

first

quarter

of

2025,

the

Corporation

assigned

the

baseline

scenario

the

highest

probability

among

the
scenarios

used

to

estimate

the

ACL,

followed

by

the

pessimistic

scenario

given

the

uncertainties

in

the

economic

outlook

and
downside risk, and

the optimistic scenario

had the lowest

probability. During

the first quarter

of 2025, the

Corporation modified the
weight assigned

to the

pessimistic scenario to

be equal

to the

baseline scenario

in response

to the

current economic

uncertainty,
resulting in

an increase

of $18.2

million in

the reserves.

In

the second

quarter of

2025, the

probability weight

for the

pessimistic

scenario was moderately decreased based on changes in the economic outlook and a reassessment of uncertainty compared to the previous

quarter.

This

change

resulted

in

a

$4.5

million

reduction

in

ACL

reserve

levels,

for

a

$13.7

million

net

increase

from
December

31,

2024.

The

probability

weight

for

the

pessimistic

scenario

remains

above

the

levels

observed

in

2024,

given

the
ongoing

economic

uncertainty.

Refer

to

Note

8

to

the

Consolidated

Financial

Statements,

for

additional

information

on

the
Corporation’s methodology to estimate its ACL, including

probability weights assigned
On

June

30,

2025,

the

ACL

for BPPR

increased by

$8.6

million

from

December 31,

2024,

driven by

changes

in

the

probability
weights that resulted

in a

$8.8 million net

ACL increase, coupled

with an increase

in the reserves

for auto loans

due to migrations
between FICO

score categories

and changes

in the

economic scenarios.

This increase

was partially

offset by

lower reserves

for
commercial loans

due to

improvements in credit

quality,

partially offset

by ACL

reserve build-up

due to

portfolio growth. In

PB, on
June

30,

2025,

the

ACL

increased

by

$14.9

million,

when

compared

to

December

31,

2024.

This

increase

was

influenced

by
changes in

the forecast

of the

U.S. unemployment rate

as well

as higher

qualitative reserves for

the CRE

portfolio in

response to
current market volatility and economic uncertainty, coupled

with changes in the probability weights that resulted in a

$4.9 million net
increase.

The Corporation’s ratio of the allowance for credit losses to loans held-in-portfolio was 2.02% on June 30, 2025, compared to 2.01%
on

December 31,

2024. The

ratio of

the ACL

to

NPLs held-in-portfolio

stood

at

246.9%, compared

to

212.7% on

December 31,
2024.
Tables

27 and

28 detail

the allowance

for credit

losses by

loan categories

and the

percentage it

represents of

total loans

held-in-
portfolio and

NPLs. The

breakdown is

made for

analytical purposes,

and it

is not

necessarily indicative

of the

categories in

which
future loan losses may occur.

Table 27 - Allowance for Credit

Losses - Loan Portfolios
June 30, 2025
(Dollars in thousands) Total ACL
Total loans held-
in-portfolio
ACL to loans held-
in-portfolio
Total non-
performing loans
held-in-portfolio
ACL to non-
performing loans
held-in-portfolio
Commercial

Commercial multi-family
$ 16,781 $ 2,520,789 0.67% $ 10,925 153.60%

Commercial real estate non-owner occupied
59,117 5,521,374 1.07% 13,977 422.96%

Commercial real estate owner occupied
49,051 3,003,855 1.63% 27,551 178.04%

Commercial and industrial

141,362 8,043,752 1.76% 11,424 N.M.
Total Commercial

$ 266,311 $ 19,089,770 1.40% $ 63,877 416.91%
Construction 10,579 1,468,201 0.72% - -
Leasing 20,040 1,983,068 1.01% 7,976 251.25%
Mortgage 85,175 8,444,427 1.01% 175,516 48.53%
Consumer

Credit cards
92,306 1,215,293 7.60% - -

Home equity lines of credit
1,384 77,479 1.79% 3,120 44.36%

Personal

103,654 1,876,463 5.52% 18,593 557.49%

Auto
182,274 3,861,702 4.72% 40,595 449.01%

Other
7,762 168,775 4.60% 1,948 398.46%
Total Consumer

$ 387,380 $ 7,199,712 5.38% $ 64,256 602.87%
Total $ 769,485 $ 38,185,178 2.02% $ 311,625 246.93%
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
Construction 11,264 1,263,792 0.89% - -
Leasing 16,419 1,925,405 0.85% 9,588 171.25%
Mortgage 82,409 8,114,183 1.02% 188,332 43.76%
Consumer

Credit cards
99,130 1,218,079 8.14% - -

Home equity lines of credit
1,503 73,571 2.04% 3,393 44.30%

Personal

102,736 1,855,244 5.54% 22,010 466.77%

Auto
165,995 3,823,437 4.34% 51,792 320.50%

Other
7,004 171,778 4.08% 910 769.67%
Total Consumer

$ 376,368 $ 7,142,109 5.27% $ 78,105 481.87%
Total $ 746,024 $ 37,107,652 2.01% $ 350,780 212.68%

Annualized net charge-offs (recoveries)
The following

table presents

annualized net charge-offs

(recoveries) to average

loans held-in-portfolio (“HIP”)

by loan

category for
the quarters and six months ended June 30, 2025

and 2024.
Table 29 - Annualized Net Charge

-offs (Recoveries) to Average Loans

Held-in-Portfolio
Quarters ended
June 30, 2025 June 30, 2024
BPPR Popular U.S. Popular Inc. BPPR Popular U.S. Popular Inc.
Commercial

― % 0.02% 0.01% 0.20% 0.04% 0.13%
Construction ― ― ― ― (0.04) (0.04)
Mortgage (0.14) (0.01) (0.12) (0.23) (0.01) (0.19)
Leasing 0.56 ― 0.56 0.60 ― 0.60
Consumer 2.29 4.00 2.33 2.68 6.58 2.80
Total annualized

net charge-offs
(recoveries) to average loans held-in-
portfolio
0.61% 0.07% 0.45% 0.79% 0.16% 0.61%
Six months ended
June 30, 2025 June 30, 2024
BPPR Popular U.S. Popular Inc. BPPR Popular U.S. Popular Inc.
Commercial

(0.05) % 0.02% (0.02) % 0.25% 0.04% 0.15%
Construction ― ― ― ― (0.02) (0.02)
Mortgage (0.14) (0.03) (0.12) (0.25) (0.01) (0.21)
Leasing 0.62 ― 0.62 0.72 ― 0.72
Consumer 2.55 3.95 2.59 2.83 7.54 2.98
Total annualized

net charge-offs
(recoveries) to average loans held-in-
portfolio
0.67% 0.07% 0.49% 0.86% 0.19% 0.66%
NCOs for the quarter ended June 30, 2025, amounted

to $42.2 million, decreasing by $11.4 million when compared to the same period in 2024. The BPPR segment decreased by

$9.1 million, mainly driven by decreases of

$5.6 million and $4.9 million in
consumer and commercial NCOs, respectively. The PB segment NCOs decreased by $2.3 million, mainly driven by lower

consumer
NCOs by $1.8 million
NCOs for the six months ended June 30, 2025,

amounted to $91.3 million, decreasing by $24.5

million when compared to the same
period in 2024. The BPPR segment decreased by

$18.6 million, mainly driven by decreases of

$14.4 million and $7.0 million in
commercial and consumer NCOs, respectively. The PB segment NCOs decreased by $5.9 million, mainly driven by lower consumer
NCOs by $4.9 million.
Loan Modifications
For

the

quarter

ended

June

30,

2025,

modified

loans

to

borrowers

with

financial

difficulty

amounted

to

$276.9

million,

of

which
$266.6 million were in

accruing status. The BPPR segment’s

modifications to borrowers with financial difficulty

amounted to $217.5
million, mainly comprised of commercial and mortgage loans of $192.5 million and $17.4 million, respectively. A total of $10.7 million of

the

mortgage

modifications

were

related

to

government

guaranteed

loans.

The

Popular

U.S.

segment’s

modifications

to
borrowers with financial difficulty amounted to $59.4 million,

mostly comprised of commercial loans.
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

June 30, 2025.
Issuer Purchases of Equity Securities
The following table

sets forth the

details of

purchases of common

stock by

the Corporation and

its affiliated

purchasers during the
quarter ended June 30, 2025:
Issuer Purchases of Equity Securities
Not in thousands
Period
Total Number of
Shares Purchased [1]
Average Price Paid per
Share
Total Number of

Shares
Purchased as Part of Publicly
Announced Plans or Programs [2]
Approximate Dollar Value of
Shares that May Yet be
Purchased Under the Plans or
Programs [2]
April 1 - April 30 357,832 $ 87.37 355,539 $129,330,233
May 1 -May 31 447,956 101.50 417,666 $86,774,331
June 1 - June 30 380,593 105.93 363,185 $48,375,729
Total

1,186,381 $ 98.66 1,136,390 $48,375,729
[1]

Includes

2,293,

30,290

and

17,408

shares

of

the

Corporation’s

common

stock

acquired

by

the

Corporation

during

April,

May

and

June

2025,
respectively,

in connection

with the

satisfaction of

tax withholding

obligations on

vested awards

of restricted

stock or

restricted stock

units granted

to
directors and certain

employees under

the Corporation’s

Omnibus Incentive

Plan. The acquired

shares of common

stock were added

back to treasury
stock.

[2] As part of its capital

plan, in July 2024,

the Corporation announced plans

to repurchase up to

$500 million in common

stock and repurchases

began
in August 2024.

As of June 30, 2025,

the Corporation repurchased 4,663,379

shares of common stock for

$451.5 million at an average

price of $96.82
per share, under the previously announced share repurchase

authorization.
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

(as defined in Item 408(c) of Regulation

S-K).

Item 6.

Exhibits

Exhibit Index
Exhibit No Exhibit Description
10.1
Form of Director Compensation Letter, Election Form, Restricted Stock Award Agreement and Restricted
Stock Unit Award Agreement, effective May 8, 2025
(1)*
10.2
Equity Award Agreement, dated as of June 26, 2025, by and between Ignacio Alvarez and Popular, Inc.
(1)*
10.3
2025 Long-Term Equity Incentive Award Agreement, dated as of June 26, 2025, by and between Javier D.
Ferrer and Popular, Inc.
(1)*
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
(1)
32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002 d82325dex322.htm
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
(1)
101.DEF Inline XBRL Taxonomy Extension Definitions Linkbase Document (1)
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104
The cover page of Popular, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025,
formatted in Inline XBRL (included within the Exhibit

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
POPULAR, INC.
(Registrant)
Date: August 11, 2025 By: /s/ Jorge J. García
Jorge J. García
Executive Vice President &
Chief Financial Officer
Date: August 11, 2025 By: /s/ Denissa M. Rodríguez
Denissa M. Rodríguez
Senior Vice President & Corporate Comptroller