Form 10-Q
period 2025-09-30
POPULAR, INC.
filed 2025-11-10
CIK 763901

1
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-Q
[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended

September 30, 2025
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
[

]

Yes
[X]

No
Indicate

the

number

of

shares

outstanding

of

each

of

the

issuer’s

classes

of

common

stock,

as

of

the

latest
practicable date:

Common Stock, $0.01 par value,
66,674,855

shares outstanding as of November 5, 2025.

POPULAR INC
INDEX
Part I – Financial Information Page
Item 1. Financial Statements
Unaudited Consolidated Statements of Financial Condition

at September 30, 2025
and December 31, 2024 5
Unaudited Consolidated Statements of Operations for

the quarters

and nine months ended September 30, 2025

and 2024
6
Unaudited Consolidated Statements of Comprehensive

Income for the
quarters and nine months ended September 30,

2025 and 2024
7
Unaudited Consolidated Statements of Changes in

Stockholders’ Equity for the
quarters and nine months ended September 30,

2025 and 2024
8
Unaudited Consolidated Statements of Cash Flows for

the nine months

ended September 30, 2025 and 2024 10
Notes to Unaudited Consolidated Financial Statements 12
Item 2. Management’s Discussion and Analysis of Financial

Condition and

Results of Operations
125
Item 3. Quantitative and Qualitative Disclosures about

Market Risk

170
Item 4. Controls and Procedures 170
Part II – Other Information
Item 1. Legal Proceedings 170
Item 1A. Risk Factors 170
Item 2. Unregistered Sales of Equity Securities and

Use of Proceeds
171
Item 3. Defaults Upon Senior Securities 171
Item 4. Mine Safety Disclosures 171
Item 5. Other Information 171
Item 6. Exhibits 171
Signatures 173

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
the impact of the current or any future

U.S. government shutdown;
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
Cash and due from banks $
377,079
$
419,638
Money market investments:

Time deposits with other banks

4,754,391
6,380,948
Total money market investments
4,754,391
6,380,948
Trading account debt securities, at fair value
33,122
32,831
Debt securities available-for-sale, at fair

value:
Pledged securities with creditors’ right to repledge

40,352
30,486
Other debt securities available-for-sale
20,646,071
18,215,417
Debt securities available-for-sale
20,686,423
18,245,903
Debt securities held-to-maturity, at amortized cost:
Pledged securities with creditors’ right to repledge

18,525
27,405
Other debt securities held-to-maturity
7,414,610
7,730,672
Debt securities held-to-maturity (fair

value 2025 - $
7,459,488
; 2024 - $
7,682,664
)
7,433,135
7,758,077
Less – Allowance for credit losses
5,837
5,317
Debt securities held-to-maturity, net
7,427,298
7,752,760
Equity securities (realizable value 2025 -

$
219,599
; 2024 - $
208,663
)
218,993
208,166
Loans held-for-sale, at fair value
7,783
5,423
Loans held-in-portfolio
39,111,956
37,522,995
Less – Unearned income
424,798
415,343

Allowance for credit losses
786,220
746,024
Total loans held-in-portfolio, net
37,900,938
36,361,628
Premises and equipment, net
679,651
601,787
Other real estate
42,950
57,268
Accrued income receivable
297,347
263,389
Mortgage servicing rights, at fair value
99,523
108,103
Other assets
1,744,886
1,797,759
Goodwill
789,954
802,954
Other intangible assets
5,460
6,826
Total assets $
75,065,798
$
73,045,383
Liabilities and Stockholders’ Equity
Liabilities:

Deposits:
Non-interest bearing $
14,874,026
$
15,139,555
Interest bearing
51,639,378
49,744,790
Total deposits
66,513,404
64,884,345
Assets sold under agreements to repurchase
56,853
54,833
Other short-term borrowings
400,000
225,000
Notes payable
789,954
896,293
Other liabilities
1,189,915
1,371,846
Total liabilities
68,950,126
67,432,317
Commitments and contingencies (Refer

to Note 18)

Stockholders’ equity:

Preferred stock,
30,000,000

shares authorized;
885,726

shares issued and outstanding (2024 -
885,726
)
22,143
22,143
Common stock, $
0.01

par value;
170,000,000

shares authorized;
104,906,144

shares issued (2024 -
104,849,460
) and
66,959,866

shares outstanding (2024 -
70,141,291
)
1,049
1,048
Surplus
4,920,767
4,908,693
Retained earnings
5,022,546
4,570,957
Treasury stock - at cost,
37,946,278

shares (2024 -
34,708,169
)

(2,574,573)
(2,228,535)
Accumulated other comprehensive loss, net

of tax

(1,276,260)
(1,661,240)
Total stockholders’ equity

6,115,672
5,613,066
Total liabilities and stockholders’ equity $
75,065,798
$
73,045,383
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF OPERATIONS
(UNAUDITED)
Quarters ended September 30, Nine months ended September 30,
(In thousands, except per share information) 2025 2024 2025 2024
Interest income:
Loans $
702,039
$
664,731
$
2,053,299
$
1,952,200
Money market investments
66,867
96,061
206,565
272,893
Investment securities
197,743
176,656
567,655
528,403
Total interest income
966,649
937,448
2,827,519
2,753,496
Interest expense:

Deposits
303,432
350,985
896,353
1,020,420
Short-term borrowings
4,616
1,430
11,342
3,748
Long-term debt
12,096
12,560
36,173
37,799
Total interest expense
320,144
364,975
943,868
1,061,967
Net interest income
646,505
572,473
1,883,651
1,691,529
Provision for credit losses

75,125
71,448
188,147
190,840
Net interest income after provision for credit losses

571,380
501,025
1,695,504
1,500,689
Non-interest income:

Service charges on deposit accounts
39,077
38,315
116,957
113,283
Other service fees
101,376
98,748
296,406
289,883
Mortgage banking activities

2,771
2,670
11,332
12,753
Net gain (loss), including impairment on equity securities
2,197
(546)
3,645
876
Net gain on trading account debt securities
398
817
1,456
1,455
Adjustments to indemnity reserves on loans sold
36
808
329
783
Other operating income
25,340
23,270
61,608
75,173
Total non-interest income
171,195
164,082
491,733
494,206
Operating expenses:

Personnel costs
232,988
201,856
675,056
614,657
Net occupancy expenses
26,083
28,031
82,441
83,764
Equipment expenses
5,313
9,349
16,404
28,578
Other taxes
17,967
17,757
55,324
47,465
Professional fees
25,808
26,708
80,741
93,370
Technology and software expenses

87,117
88,452
255,481
247,666
Processing and transactional services
38,408
34,320
114,050
107,610
Communications
4,836
5,229
14,750
14,143
Business promotion
27,304
25,637
77,364
72,075
Deposit insurance
10,873
10,433
30,315
44,901
Other real estate owned (OREO) income
(3,408)
(2,674)
(10,862)
(13,745)
Other operating expenses
8,614
21,519
53,630
77,293
Amortization of intangibles
384
704
1,366
2,233
Goodwill impairment

13,000
-
13,000
-
Total operating expenses
495,287
467,321
1,459,060
1,420,010
Income before income tax
247,288
197,786
728,177
574,885
Income tax expense
35,971
42,463
128,918
138,490
Net Income $
211,317
$
155,323
$
599,259
$
436,395
Net Income Applicable to Common Stock

$
210,964
$
154,970
$
598,200
$
435,336
Net Income per Common Share – Basic $
3.15
$
2.16
$
8.78
$
6.06
Net Income per Common Share – Diluted $
3.14
$
2.16
$
8.78
$
6.05
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
(UNAUDITED)
Quarters ended,

Nine months ended,
September 30, September 30,
(In thousands) 2025 2024 2025 2024
Net income $
211,317
$
155,323
$
599,259
$
436,395
Other comprehensive income (loss) before

tax:
Foreign currency translation adjustment
(14,524)
615
(13,670)
(3,240)
Amortization of net losses of pension and

postretirement benefit plans
2,272
3,618
6,817
10,854
Unrealized holding gains (losses) on debt securities

arising during the period

110,430
380,927
335,388
330,319
Amortization of unrealized losses of debt

securities transfer from available-for-
sale to held-to-maturity
47,191
45,331
138,743
133,761
Other comprehensive income before tax
145,369
430,491
467,278
471,694
Income tax expense
(25,972)
(65,203)
(82,298)
(89,157)
Total other comprehensive income, net of tax
119,397
365,288
384,980
382,537
Comprehensive income, net of tax $
330,714
$
520,611
$
984,239
$
818,932
Tax effect allocated to each component of other comprehensive income:
Quarters ended Nine months ended,
September 30, September 30,
(In thousands) 2025 2024 2025 2024
Amortization of net losses of pension and

postretirement benefit plans
$(
851
)
$(
1,357
)
$(
2,555
)
$(
4,070
)
Unrealized holding losses on debt securities

arising during the period

(15,683)
(54,779)
(51,994)
(58,334)
Amortization of unrealized losses of debt

securities transfer from available-for-
sale to held-to-maturity
(9,438)
(9,067)
(27,749)
(26,753)
Income tax expense $
(25,972)
$
(65,203)
$
(82,298)
$
(89,157)
The accompanying notes are an integral

part of the Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated

other
Common
Preferred

Retained Treasury comprehensive
(In thousands) stock stock Surplus earnings stock loss Total
Balance at June 30, 2024 $
1,048
$
22,143
$
4,852,747
$
4,385,522
$
(2,010,500)
$
(1,878,282)
$
5,372,678
Net income
155,323
155,323
Issuances of common stock
1,704
1,704
Dividends declared:
Common stock
[1]
(44,614)
(44,614)
Preferred stock
(353)
(353)
Common stock purchases
[2]
(59,147)
(59,147)
Stock based compensation
(582)
217
(365)
Other comprehensive income, net of tax
365,288
365,288
Balance at September 30, 2024

$
1,048
$
22,143
$
4,853,869
$
4,495,878
$
(2,069,430)
$
(1,512,994)
$
5,790,514
Balance at June 30, 2025 $
1,049
$
22,143
$
4,919,950
$
4,861,958
$
(2,455,425)
$
(1,395,657)
$
5,954,018
Net income
211,317
211,317
Issuances of common stock
1,764
1,764
Dividends declared:
Common stock
[1]
(50,376)
(50,376)
Preferred stock
(353)
(353)
Common stock purchases
[3]
(119,697)
(119,697)
Stock based compensation
(947)
549
(398)
Other comprehensive income, net of tax
119,397
119,397
Balance at September 30, 2025 $
1,049
$
22,143
$
4,920,767
$
5,022,546
$
(2,574,573)
$
(1,276,260)
$
6,115,672
[1]
Dividends declared per common share during the quarter

ended September 30, 2025 - $
0.75

(2024 - $
0.62
).
[2]
Includes common

stock

repurchases of

$
58.8

million

as part

of the

2024 common

stock repurchase

program. Refer

to Note

15 for

additional
information.
[3]
Includes common stock

repurchases of $
119.4

million as part

of the 2024

and 2025 common

stock repurchase programs

previously announced
by the Corporation. Refer to Note 15 for additional information.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated

other
Common
Preferred

Retained Treasury comprehensive
(In thousands) stock stock Surplus earnings stock loss Total
Balance at December 31, 2023 $
1,048
$
22,143
$
4,843,399
$
4,194,851
$
(2,018,957)
$
(1,895,531)
$
5,146,953
Net income
436,395
436,395
Issuances of common stock
5,271
5,271
Dividends declared:
Common stock
[1]
(134,309)
(134,309)
Preferred stock
(1,059)
(1,059)
Common stock purchases
[2]
(65,923)
(65,923)
Stock based compensation
5,199
15,450
20,649
Other comprehensive income, net of tax
382,537
382,537
Balance at September 30, 2024

$
1,048
$
22,143
$
4,853,869
$
4,495,878
$
(2,069,430)
$
(1,512,994)
$
5,790,514
Balance at December 31, 2024 $
1,048
$
22,143
$
4,908,693
$
4,570,957
$
(2,228,535)
$
(1,661,240)
$
5,613,066
Net income
599,259
599,259
Issuances of common stock
1
5,293
5,294
Dividends declared:
Common stock
[1]
(146,611)
(146,611)
Preferred stock
(1,059)
(1,059)
Common stock purchases
[3]
(362,752)
(362,752)
Stock based compensation
6,781
16,714
23,495
Other comprehensive income, net of tax
384,980
384,980
Balance at September 30, 2025 $
1,049
$
22,143
$
4,920,767
$
5,022,546
$
(2,574,573)
$
(1,276,260)
$
6,115,672
[1]
Dividends declared per common share during the nine months

ended September 30, 2025 - $
2.15

(2024 - $
1.86
).
[2] Includes common stock repurchases of $
58.8

million as part of the 2024 common stock repurchase

program. Refer to Note 15 for additional
information.
[3]
Includes common stock repurchases of $
353.7

million as part of the 2024 and 2025 common stock

repurchase programs previously announced
by the Corporation. Refer to Note 15 for additional information.
For the nine months ended
September 30, September 30,
Disclosure of changes in number of shares: 2025 2024
Preferred Stock:
Balance at beginning and end of period
885,726
885,726
Common Stock – Issued:
Balance at beginning of period
104,849,460
104,767,348
Issuances of common stock
56,684
65,364
Balance at end of period
104,906,144
104,832,712
Treasury stock
(37,946,278)
(33,045,363)
Common Stock – Outstanding
66,959,866
71,787,349
The accompanying notes are an integral part of these Consolidated

Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
(UNAUDITED)
Nine months ended September 30,
(In thousands) 2025 2024
Cash flows from operating activities:
Net income $
599,259
$
436,395
Adjustments to reconcile net income to net cash provided

by operating activities:
Provision for credit losses
188,147
190,840
Goodwill impairment charge
13,000
-
Amortization of intangibles
1,366
2,233
Depreciation and amortization of premises and equipment
38,901
46,720
Net accretion of discounts and amortization of premiums and

deferred fees

(203,871)
(196,221)
Interest capitalized on loans subject to the temporary payment moratorium or loss mitigation alternatives
(4,729)
(5,933)
Share-based compensation
23,574
17,853
Fair value adjustments on mortgage servicing rights
9,359
10,280
Adjustments to indemnity reserves on loans sold
(329)
(783)
Earnings from investments under the equity method, net

of dividends or distributions
(13,760)
(12,723)
Deferred income tax expense

26,666
19,247
Gain on:
Disposition of premises and equipment and other productive

assets
(31)
(7,651)
Sale of loans, including valuation adjustments on loans

held-for-sale and mortgage banking activities
(103)
(396)
Sale of equity method investment

(1,226)
-
Sale of foreclosed assets, including write-downs
(8,722)
(13,590)
Acquisitions of loans held-for-sale
(4,135)
(5,810)
Proceeds from sale of loans held-for-sale
26,924
28,697
Net originations on loans held-for-sale
(22,184)
(31,284)
Net decrease (increase) in:
Trading debt securities
6,561
10,445
Equity securities
(4,827)
(7,337)
Accrued income receivable

(33,921)
6,032
Other assets
(4,008)
15,425
Net increase (decrease) in:
Interest payable
(7,042)
(4,785)
Pension and other postretirement benefits obligation
3,372
5,937
Other liabilities
(18,266)
(28,352)
Total adjustments
10,716
38,844
Net cash provided by operating activities
609,975
475,239
Cash flows from investing activities:

Net decrease in money market investments
1,626,969
469,042
Purchases of investment securities:
Available-for-sale
(28,253,550)
(24,469,345)
Equity
(37,006)
(2,370)
Proceeds from calls, paydowns, maturities and redemptions

of investment securities:
Available-for-sale
26,178,815
24,670,995
Held-to-maturity
456,532
508,511
Proceeds from sale of investment securities:

Equity
32,506
5,242
Net disbursements

on loans
(1,342,325)
(833,899)
Proceeds from sale of loans
61,379
18,266
Acquisition of loan portfolios
(480,793)
(510,556)
Return of capital from equity method investments
2
279
Payments to acquire equity method investments
(687)
(1,250)
Net proceeds from sale of equity method investment

1,226
-
Acquisition of premises and equipment and other productive

assets
(150,079)
(153,085)
Proceeds from sale of:
Premises and equipment and other productive assets
494
5,570
Foreclosed assets
67,911
82,986
Net cash used in investing activities
(1,838,606)
(209,614)

Cash flows from financing activities:

Net increase in:
Deposits
1,626,359
46,924
Assets sold under agreements to repurchase

2,020
(36,024)
Other short-term borrowings
175,000
-
Payments of notes payable
(113,522)
(69,570)
Principal payments of finance leases
(2,894)
(2,717)
Proceeds from issuances of notes payable
6,112
-
Proceeds from issuances of common stock
5,294
5,271
Dividends paid
(146,840)
(135,495)
Net payments for repurchase of common stock
(356,975)
(59,556)
Payments related to tax withholding for share-based compensation
(8,070)
(6,367)
Net cash provided by financing activities
1,186,484
(257,534)
Net (decrease) increase in cash and due from banks, and

restricted cash
(42,147)
8,091
Cash and due from banks, and restricted cash at beginning

of period
429,406
427,575
Cash and due from banks, and restricted cash at the end of

the period
$
387,259
$
435,666
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
Note 8 - Allowance for credit losses – loans held-in-
portfolio
35
Note 9 - Other real estate owned 78
Note 10 - Other assets 79
Note 11 -
Goodwill and other intangible assets

81
Note 12 - Deposits 84
Note 13 - Borrowings 85
Note 14 - Other liabilities 87
Note 15 - Stockholders’ equity 88
Note 16 -
Other comprehensive income (loss)

89
Note 17 - Guarantees 91
Note 18 - Commitments and contingencies 92
Note 19- Non-consolidated variable interest entities 95
Note 20 - Related party transactions 97
Note 21 - Fair value measurement 98
Note 22 - Fair value of financial instruments 106
Note 23 - Net income per common share 109
Note 24 - Revenue from contracts with customers 110
Note 25 - Stock-based compensation 111
Note 26 - Income taxes 114
Note 27 - Supplemental disclosure on the consolidated
statements of cash flows
118
Note 28 - Segment reporting 119

Note 1 – Nature of Operations
Popular,

Inc. (the

“Corporation” or

“Popular”) is

a diversified,

publicly owned

financial holding

company subject

to the

supervision
and

regulation

of

the

Board

of

Governors

of

the

Federal

Reserve

System.

The

Corporation

has

operations

in

Puerto

Rico,

the
mainland United

States (“U.S.”)

and the

U.S. and

British Virgin

Islands. In

Puerto Rico,

the Corporation

provides retail,

mortgage,
and commercial

banking services,

and auto

and equipment

leasing and

financing through

its principal

banking subsidiary,

Banco
Popular

de

Puerto

Rico

(“BPPR”), as

well

as

broker-dealer and

insurance

services through

specialized subsidiaries.

In

the

U.S.
mainland, the Corporation provides retail and commercial

banking services, as well as equipment

leasing and financing, through its
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
not currently hold crypto-assets.
FASB ASU 2024-02,
Codification Improvements
- Amendments to Remove
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
not currently hold crypto-assets.

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

measure its

assets and

liabilities at
fair value.
January 1, 2025
The

Corporation

was

not

impacted

at
the time of adoption of this ASU since it
elected

to

prospectively

apply

the
standard. The Corporation will

consider
this

guidance

for

the

initial
measurement of assets and liabilities of
joint

ventures created

after the

date of
adoption.

Accounting Standards Updates Not Yet Adopted
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2025-07,
Derivatives and Hedging
(Topic 815) and Revenue
from Contracts with
Customers (Topic 606) -
Derivatives Scope
Refinements and Scope
Clarification for Share-
Based Noncash
Consideration from a
Customer in a Revenue
Contract
The

FASB

issued

ASU

2025-07

in
September 2025, which refines the scope of
derivative accounting under

ASC Topic

815
and

clarifies

the

treatment

of

share-based
noncash

consideration

under

ASC

Topic
606.

The

update

excludes

certain

non-
exchange traded

contracts with

underlyings
based

on

the

operations

of

one

of

the
parties from derivative accounting, aiming to
better

reflect

the

nature

of

these
arrangements

and

reduce

complexity.

It
also

confirms

that

share-based

noncash
consideration

from

a

customer

should

be
accounted

for

under

ASC

Topic

606

until
the right

to receive

or retain

such non-cash
consideration

becomes

unconditional,
promoting

consistency

in

revenue
recognition practices.
January 1, 2027
The Corporation

is currently

evaluating
any

impact

that

the

adoption

of

this
guidance

will

have

on

its

financial
statements

and

presentation

and
disclosures.
FASB ASU 2025-06,
Intangibles - Goodwill and
Other - Internal-Use
Software (Subtopic 350-
40) - Targeted
Improvements to the
Accounting for Internal-
Use Software
The

FASB

issued

ASU

2025-06

in
September 2025, which seeks to modernize
the

accounting

for

internal-use

software
under

ASC

Subtopic

350-40,

Intangibles—
Goodwill and Other—Internal-Use Software.
The

update

replaces

the

traditional

stage-
based

model

(preliminary,

development,
post-implementation)

with

a

principles-
based framework that better

reflects current
software

development

practices,

including
agile and cloud-based approaches.
January 1, 2028
The Corporation

is currently

evaluating
the

impact

that

the

adoption

of

this
guidance

will

have

on

our

accounting
for

internal

use

software

considering
our

development

practices

which

may
include

agile

and

cloud

based
approaches. Given the

recent issuance
of

this

guidance

it

is

too

early

to

tell
whether

the

impact

will

be

material

in
our

financial

statements

and
presentation and disclosures.
FASB ASU 2025-05,
Financial Instruments -
Credit Losses (Topic 326)
- Measurement of Credit
Losses for Accounts
Receivables and Contract
Assets
The

FASB

issued

ASU

2025-05

in

July
2025,

which

permits

entities

to

elect

a
practical

expedient

when

accounting

for
current

accounts

receivable

and

current
contract

assets

arising

from

transactions
accounted

for

under

ASC

Topic

606,
Revenue

from

Contracts

with

Customers.
This practical

expedient establishes

that, in
developing

reasonable

and

supportable
forecasts

as

part

of

estimating

expected
credit

losses,

entities

assume

that

current
conditions as

of the

balance sheet

date do
not

change

for

the

remaining

life

of

the
asset.
January 1, 2026
The

Corporation

does

not

expect

that
the adoption of this standard will have a
significant

impact

on

its

financial
statements.
FASB ASU 2025-04,
Compensation - Stock
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
FASB ASU 2024-04, Debt
- Debt with Conversion
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
Income Statement -
Reporting Comprehensive
Income - Expense
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
January 1, 2026
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

Accounting Standards Updates Not Yet Adopted
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2023-06,
Disclosure Improvements -
Codification Amendments
in Response to the SEC’s

Disclosure Update and
Simplification Initiative
The FASB

issued ASU

2023-06 in

October
2023

which

modifies

the

disclosure

or
presentation

requirements

of

various
subtopics

in

the

Codification

with

the
purpose

of

aligning

U.S.

GAAP
requirements

with

those

of

the

SEC

under
Regulation S-X and S-K.

The date on which
the SEC removes
related disclosure
requirements. If by
June 30, 2027 the
SEC has not
removed the
applicable
requirements, the
standard will not
become

effective.
The Corporation

does not

expect to

be
impacted

by

the

adoption

of

this

ASU
since

it

is

subject

to

SEC's

current
disclosure

and

presentation
requirements under Regulation S-X and
S-K.

Note 4 - Restrictions on cash and due

from banks and certain securities
BPPR is

required by

regulatory agencies

to maintain

average reserve

balances with

the Federal

Reserve Bank

of New

York

(the
“Fed”) or other banks. Required average reserve balances in BPPR amounted to $
2.6

billion at September 30, 2025 (December 31,
2024 -

$
2.6

billion). Cash

and due

from banks,

as well

as other

highly liquid

securities, are

used to

cover these

required average
reserve balances.

At

September

30,

2025,

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
The

following

tables

present

the

amortized

cost,

gross

unrealized

gains

and

losses,

fair

value,

weighted

average

yield

and
contractual maturities of debt securities available-for-sale at September 30, 2025 and December 31,

2024.

At September 30, 2025
Gross Gross Weighted
Amortized unrealized unrealized
Fair

average
(In thousands) cost
gains

losses value yield
U.S. Treasury securities
Within 1 year $
10,182,136
$
2,162
$
8,399
$
10,175,899
3.68
%
After 1 to 5 years
5,531,033
23,619
23,786
5,530,866
3.73
Total U.S. Treasury

securities
15,713,169
25,781
32,185
15,706,765
3.70
Collateralized mortgage obligations - federal agencies
After 1 to 5 years
6,213
-
135
6,078
1.52
After 5 to 10 years
12,050
-
549
11,501
2.51
After 10 years
93,542
119
6,540
87,121
2.92
Total collateralized

mortgage obligations - federal agencies
111,805
119
7,224
104,700
2.80
Mortgage-backed securities - federal agencies
Within 1 year
15,380
-
78
15,302
2.23
After 1 to 5 years
82,670
8
2,102
80,576
2.30
After 5 to 10 years
836,304
247
48,922
787,629
2.10
After 10 years
4,859,779
907
869,985
3,990,701
1.70
Total mortgage-backed

securities - federal agencies
5,794,133
1,162
921,087
4,874,208
1.77
Other
Within 1 year
500
-
-
500
4.33
After 1 to 5 years
250
-
-
250
4.79
Total other

750
-
-
750
4.48
Total debt securities

available-for-sale
[1]
$
21,619,857
$
27,062
$
960,496
$
20,686,423
3.18
%
[1]

Includes $
14.9

billion pledged to secure government and trust

deposits, credit facilities and loan servicing agreements that the secured parties
are not permitted to sell or repledge the collateral, of which

$
13.9

billion serve as collateral for public funds.

The Corporation had unpledged
Available for Sale securities with a fair value of

$
5.7

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
At September

30, 2025,

the Corporation

did not

intend to

sell and

did not

believe that

it was

more likely

than not

that it

would be
required to sell debt securities classified as

available-for-sale. There were
no

sales of debt securities classified as available-for-sale
during the nine months ended September 30, 2025

and 2024.

The

following

tables

present

the

Corporation’s

fair

value

and

gross

unrealized

losses

of

debt

securities

available-for-sale,
aggregated by investment category and length of

time that individual securities have been in a continuous

unrealized loss position at
September 30, 2025 and December 31, 2024.

At September 30, 2025
Less than 12 months 12 months or more Total
Gross Gross Gross
Fair

unrealized
Fair

unrealized
Fair

unrealized
(In thousands)
value

losses
value

losses
value

losses
U.S. Treasury securities $
4,241,874
$
9,041
$
1,656,231
$
23,144
$
5,898,105
$
32,185
Collateralized mortgage obligations - federal agencies

6,506
9
87,499
7,215
94,005
7,224
Mortgage-backed securities -federal agencies
18,000
480
4,798,315
920,607
4,816,315
921,087
Total debt securities

available-for-sale in an unrealized loss position

$
4,266,380
$
9,530
$
6,542,045
$
950,966
$
10,808,425
$
960,496

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

September

30,

2025,

the

portfolio

of

available-for-sale

debt

securities

reflects

gross

unrealized

losses

of

$
1.0

billion
(December 31, 2024

- $
1.3

billion), driven mainly

by mortgage-backed securities, impacted

by the higher-interest

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

2025 and

December
31, 2024.

At September 30, 2025
Allowance
Carrying
Value

Gross

Gross

Weighted
Amortized

Book
[1]
for Credit
Net of

unrealized unrealized
Fair

average
(In thousands) cost Value Losses Allowance
gains

losses value yield
U.S. Treasury securities

Within 1 year $
2,107,187
$
2,071,286
$
-
$
2,071,286
$
2,554
$
762
$
2,073,078
1.50
%
After 1 to 5 years
5,607,069
5,302,786
-
5,302,786
29,216
-
5,332,002
1.24
Total U.S. Treasury

securities
7,714,256
7,374,072
-
7,374,072
31,770
762
7,405,080
1.31
Obligations of Puerto Rico, States and
political subdivisions
Within 1 year
2,605
2,605
9
2,596
7
-
2,603
6.43
After 1 to 5 years
12,530
12,530
44
12,486
28
80
12,434
3.48
After 5 to 10 years
450
450
15
435
15
-
450
5.81
After 10 years
36,012
36,012
5,769
30,243
3,205
1,802
31,646
1.42
Total obligations of

Puerto Rico, States and
political subdivisions
51,597
51,597
5,837
45,760
3,255
1,882
47,133
2.21
Collateralized mortgage obligations - federal
agencies
After 10 years
1,506
1,506
-
1,506
-
191
1,315
2.87
Total collateralized

mortgage obligations -
federal agencies
1,506
1,506
-
1,506
-
191
1,315
2.87
Securities in wholly owned statutory business
trusts
After 5 to 10 years
5,960
5,960
-
5,960
-
-
5,960
6.33
Total securities

in wholly owned statutory
business trusts
5,960
5,960
-
5,960
-
-
5,960
6.33
Total debt securities

held-to-maturity [2]
$
7,773,319
$
7,433,135
$
5,837
$
7,427,298
$
35,025
$
2,835
$
7,459,488
1.32
%
[1]
Book value includes $
340

million of unrealized loss which remains in Accumulated

other comprehensive (loss) income (AOCI) related

to certain
securities previously transferred from available-for-sale securities portfolio to the held-to-maturity securities portfolio.
[2]
Includes $
7.3

billion pledged to secure public and trust deposits that

the secured parties are not permitted to sell or repledge

the collateral.

The
Corporation had unpledged held-to-maturities securities with a fair value of $
89.7

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
held-to-maturity,

included securities

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
8.7

million of

general and

special obligation

bonds issued

by three

municipalities of

Puerto
Rico,

of

which

$
7.9

million

have

a

“Pass”

rating,

that

are

payable

primarily

from

certain

property

taxes

imposed

by

the

issuing
municipality (compared to $
13

million and $
11.1

million, respectively, at December 31, 2024).
At September

30, 2025,

the portfolio

of “Obligations

of Puerto

Rico, States

and political

subdivisions” also

included $
36

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

Rico Government
The

Corporation

assesses

the

credit

risk

associated

with

these

securities

by

evaluating

the

refreshed

FICO

scores

of

a
representative sample of

the underlying

borrowers. As

of September 30,

2025, the

average refreshed FICO

score for

the sample,
comprised

of
76
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

At September 30,

2025 and December 31,

2024, the portfolio of

“Obligations of Puerto Rico,

States and political subdivisions”

also
included $
6.9

million in

securities issued

by the

HFA for

which the

underlying source

of payment

is U.S.

Treasury securities.

The
Corporation applies a zero-credit

loss assumption for these

securities, and no ACL

has been established for

these securities given
that U.S. Treasury

securities carry an

explicit guarantee from the

U.S. Government, are

highly rated by

major rating agencies,

and
have a long history of no credit losses.

Delinquency status
At September 30, 2025 and December 31, 2024, there

were
no

securities held-to-maturity in past due or non-performing

status.
Allowance for credit losses on debt securities held-to-maturity
The

allowance

for

credit

losses

related

to

the

Obligations

of

Puerto

Rico

and

the

States

and

Political

subdivisions

securities

at
September 30, 2025 was $
5.8

million (December 31, 2024 - $
5.3

million).

Note 7 – Loans
For

a summary

of

the accounting

policies related

to

loans, interest

recognition and

allowance for

credit

losses

refer to

Note

2

–
Summary of Significant Accounting Policies of the 2024

Form 10-K.
The

following

table

presents

the

Corporation's

loan

purchases

(including

repurchases)

for

the

quarters

and

nine

months

ended
September 30, 2025 and 2024 by class of loans:

Quarters ended September 30,

Nine months ended September 30,

(In thousands)
2025 2024 2025 2024
Commercial $
40,797
$
32,484
$
115,683
$
247,906
Mortgage
122,452
97,586
369,049
268,239
Ending balance $
163,249
$
130,070
$
484,732
$
516,145
The following

table presents

the Corporation’s

whole-loan sales for

the quarters

and nine months

ended September 30,

2025 and
2024 by class of loans:

Quarters ended September 30,

Nine months ended September 30,

(In thousands)
2025 2024 2025 2024
Commercial $
19,998
$
-
$
47,347
$
-
Construction
-
-
9,338
11,656
Mortgage
11,393
9,126
26,780
32,882
Ending balance $
31,391
$
9,126
$
83,465
$
44,538
Delinquency status
The following tables present the

amortized cost basis of loans

held-in-portfolio (“HIP”), net of unearned

income, by past due status,
and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at
September 30, 2025 and December 31, 2024.

September 30, 2025
BPPR
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual
Accruing

(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
1,357
$
1
$
174
$
1,532
$
300,834
$
302,366
$
174
$
-
Commercial real estate:
Non-owner occupied
17,422
292
37,043
54,757
3,247,988
3,302,745
37,043
-
Owner occupied
2,004
152
25,619
27,775
1,167,509
1,195,284
25,619
-
Commercial and industrial
4,237
2,032
178,224
184,493
5,567,505
5,751,998
173,245
4,979
Construction
2,898
1,691
-
4,589
299,364
303,953
-
-
Mortgage
252,650
118,092
314,103
684,845
6,548,261
7,233,106
139,958
174,145
Leasing
23,537
5,372
7,747
36,656
1,961,995
1,998,651
7,747
-
Consumer:
Credit cards
13,556
9,917
25,625
49,098
1,176,469
1,225,567
-
25,625
Home equity lines of credit
-
-
-
-
1,693
1,693
-
-
Personal
19,826
11,353
18,375
49,554
1,773,594
1,823,148
18,375
-
Auto
107,907
21,874
49,432
179,213
3,671,740
3,850,953
49,432
-
Other
2,907
245
2,195
5,347
166,980
172,327
1,776
419
Total $
448,301
$
171,021
$
658,537
$
1,277,859
$
25,883,932
$
27,161,791
$
453,369
$
205,168

September 30, 2025
Popular U.S.
Past due Past due 90 days or more
30-59 60-89 90 days
Total

Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
-
$
2,638
$
8,467
$
11,105
$
2,176,118
$
2,187,223
$
8,467
$
-
Commercial real estate:
Non-owner occupied
84
-
7,083
7,167
2,152,668
2,159,835
7,083
-
Owner occupied
15,171
217
-
15,388
1,880,052
1,895,440
-
-
Commercial and industrial
14,949
-
1,434
16,383
2,477,258
2,493,641
1,246
188
Construction
-
-
-
-
1,300,659
1,300,659
-
-
Mortgage
1,298
4,988
27,809
34,095
1,291,207
1,325,302
27,809
-
Consumer:
Home equity lines of
credit
395
335
3,257
3,987
73,210
77,197
3,257
-
Personal
1,006
990
941
2,937
74,240
77,177
941
-
Other
-
-
30
30
8,863
8,893
30
-
Total $
32,903
$
9,168
$
49,021
$
91,092
$
11,434,275
$
11,525,367
$
48,833
$
188

September 30, 2025
Popular, Inc.
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP
[2] [3]
loans loans
Commercial multi-family $
1,357
$
2,639
$
8,641
$
12,637
$
2,476,952
$
2,489,589
$
8,641
$
-
Commercial real estate:
Non-owner occupied
17,506
292
44,126
61,924
5,400,656
5,462,580
44,126
-
Owner occupied
17,175
369
25,619
43,163
3,047,561
3,090,724
25,619
-
Commercial and industrial
19,186
2,032
179,658
200,876
8,044,763
8,245,639
174,491
5,167
Construction
2,898
1,691
-
4,589
1,600,023
1,604,612
-
-
Mortgage
[1]
253,948
123,080
341,912
718,940
7,839,468
8,558,408
167,767
174,145
Leasing
23,537
5,372
7,747
36,656
1,961,995
1,998,651
7,747
-
Consumer:
Credit cards
13,556
9,917
25,625
49,098
1,176,469
1,225,567
-
25,625
Home equity lines of credit
395
335
3,257
3,987
74,903
78,890
3,257
-
Personal
20,832
12,343
19,316
52,491
1,847,834
1,900,325
19,316
-
Auto
107,907
21,874
49,432
179,213
3,671,740
3,850,953
49,432
-
Other
2,907
245
2,225
5,377
175,843
181,220
1,806
419
Total $
481,204
$
180,189
$
707,558
$
1,368,951
$
37,318,207
$
38,687,158
$
502,202
$
205,356
[1]
At September 30, 2025, mortgage loans held-in-portfolio

include $
3
.0 billion of loans that carry certain guarantees from

the FHA or the VA, for
which the Corporation’s policy is to exclude them

from non-performing status, of which $
174

million are 90 days or more past due. The portfolio

of
guaranteed loans includes $
49

million of residential mortgage loans in Puerto Rico that

are no longer accruing interest as of September 30,

2025.
The Corporation has $
29

million in reverse mortgage loans in Puerto Rico which

are guaranteed by FHA, but which are currently not accruing
interest at September 30, 2025.
[2] Loans held-in-portfolio are net of $
425

million in unearned income and exclude $
8

million in loans held-for-sale.
[3] Includes $
21.9

billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral,
of which $
7.5

billion were pledged at the Federal Home Loan Bank

("FHLB") as collateral for borrowings and $
14.4

billion at the Federal Reserve
Bank ("FRB") for discount window borrowings. As of September

30, 2025, the Corporation had an available borrowing

facility with the FHLB and
the discount window of FRB of $
4.2

billion and $
11.2

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
3.8

billion and $
7
.0
billion, respectively.
The following tables present the amortized cost basis

of non-accrual loans as of September 30, 2025

and December 31, 2024 by
class of loans:

September 30, 2025
BPPR Popular U.S. Popular, Inc.
(In thousands)
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Commercial multi-family $
-
$
174
$
8,137
$
330
$
8,137
$
504
Commercial real estate non-owner occupied
34,986
2,057
6,994
89
41,980
2,146
Commercial real estate owner occupied
16,618
9,001
-
-
16,618
9,001
Commercial and industrial
6,504
166,741
-
1,246
6,504
167,987
Mortgage
62,445
77,513
1,117
26,692
63,562
104,205
Leasing
602
7,145
-
-
602
7,145
Consumer:

HELOCs
-
-
-
3,257
-
3,257

Personal

3,264
15,111
-
941
3,264
16,052

Auto

2,263
47,169
-
-
2,263
47,169

Other
363
1,413
-
30
363
1,443
Total $
127,045
$
326,324
$
16,248
$
32,585
$
143,293
$
358,909

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
Loans in non-accrual status with no allowance at September 30, 2025 include $
143

million in collateral dependent loans (December
31,

2024 -

$
124

million). The

Corporation recognized

$
3

million in

interest income

on non-accrual

loans during

the

nine months
ended September 30, 2025 (September 30, 2024

- $
3

million).
The following tables present the amortized cost basis

of collateral-dependent loans, for which the ACL was measured based on the
fair value

of the

collateral less

cost to

sell, by

class of

loans and

type of

collateral as

of September

30, 2025

and December

31,
2024:

September 30, 2025
(In thousands) Real Estate Auto Equipment
Accounts
Receivables Other Total
BPPR
Commercial multi-family $
1,221
$
-
$
-
$
-
$
-
$
1,221
Commercial real estate:
Non-owner occupied
128,209
-
-
-
-
128,209
Owner occupied
23,060
-
-
-
-
23,060
Commercial and industrial
2,409
-
4,404
1,383
2,781
10,977
Mortgage
70,547
-
-
-
-
70,547
Leasing
-
1,597
-
-
-
1,597
Consumer:
Personal
3,724
-
-
-
-
3,724
Auto
-
16,694
-
-
-
16,694
Other
-
8
-
-
363
371
Total BPPR $
229,170
$
18,299
$
4,404
$
1,383
$
3,144
$
256,400
Popular U.S.
Commercial multi-family $
13,915
$
-
$
-
$
-
$
-
$
13,915
Commercial real estate:
Non-owner occupied
65,645
-
-
-
-
65,645
Mortgage
1,651
-
-
-
-
1,651
Total Popular U.S. $
81,211
$
-
$
-
$
-
$
-
$
81,211
Popular, Inc.
Commercial multi-family $
15,136
$
-
$
-
$
-
$
-
$
15,136
Commercial real estate:
Non-owner occupied
193,854
-
-
-
-
193,854
Owner occupied
23,060
-
-
-
-
23,060
Commercial and industrial
2,409
-
4,404
1,383
2,781
10,977
Mortgage
72,198
-
-
-
-
72,198
Leasing
-
1,597
-
-
-
1,597
Consumer:
Personal
3,724
-
-
-
-
3,724
Auto
-
16,694
-
-
-
16,694
Other
-
8
-
-
363
371
Total Popular,

Inc.
$
310,381
$
18,299
$
4,404
$
1,383
$
3,144
$
337,611

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

the optimistic scenario

being the lowest

of probabilities. During

the second

quarter of 2025,

the Corporation
moderately

reduced

the

probability

weight

for

the

pessimistic

scenario

based

on

changes

in

the

economic

outlook

and

a
reassessment of uncertainty compared to the first quarter. The net impact of these two changes in the assigned weights on the ACL levels

for

the

nine

months

ended

September

30,

2025

was

$
13.7

million

in

additional

reserves.

There

were

no

changes

to

the
probability weights

during the

third quarter

of

2025. The

probability weight

for the

pessimistic scenario

remains above

the levels
observed in 2024, given the ongoing economic uncertainty.
The following tables present the changes in

the ACL of loans held-in-portfolio and

unfunded commitments for the quarters and nine
months ended September 30, 2025 and 2024.

For the quarter ended September 30, 2025
BPPR
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial

Commercial multi-family
$
3,696
$
(177)
$
-
$

-

$
2
$
3,521

Commercial real estate non-owner occupied
43,139
10,931
-
(13,490)
876
41,456

Commercial real estate owner occupied
35,848
(2,211)
-
-
947
34,584

Commercial and industrial
123,202
30,220
-
(2,801)
1,334
151,955

Total Commercial
205,885
38,763
-
(16,291)
3,159
231,516
Construction
3,075
370
-
-
-
3,445
Mortgage
74,966
337
6
(585)
2,801
77,525
Leasing
20,040
1,234
-
(4,017)
1,963
19,220
Consumer

Credit cards
92,306
10,212
-
(18,139)
2,829
87,208

Home equity lines of credit
54
(95)
-
-
89
48

Personal
92,891
13,195
-
(19,218)
3,533
90,401

Auto
182,274
7,581
-
(19,175)
7,139
177,819

Other
7,758
1,042
-
(759)
132
8,173

Total Consumer
375,283
31,935
-
(57,291)
13,722
363,649
Total - Loans $
679,249
$
72,639
$
6
$
(78,184)
$
21,645
$
695,355
Allowance for credit losses - unfunded commitments:
Commercial $
5,876
$
943
$
-
$
-
$
-
$
6,819
Construction
1,869
(127)
-
-
-
1,742
Ending balance - unfunded commitments [1] $
7,745
$
816
$
-
$
-
$
-
$
8,561
[1] Allowance for credit losses of unfunded commitments

is presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended September 30, 2025
Popular U.S.
Provision for

Beginning credit losses Ending
(In thousands) Balance (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
13,085
$
(84)
$
-
$
60
$
13,061
Commercial real estate non-owner occupied
15,978
1,411
-
-
17,389
Commercial real estate owner occupied
13,203
1,388
-
16
14,607
Commercial and industrial
18,160
(148)
(722)
62
17,352
Total Commercial
60,426
2,567
(722)
138
62,409
Construction
7,504
155
-
-
7,659
Mortgage
10,209
(789)
-
36
9,456
Consumer
Home equity lines of credit
1,330
(253)
-
423
1,500
Personal
10,763
183
(1,629)
520
9,837
Other
4
15
(25)
10
4
Total Consumer
12,097
(55)
(1,654)
953
11,341
Total - Loans $
90,236
$
1,878
$
(2,376)
$
1,127
$
90,865
Allowance for credit losses - unfunded commitments:
Commercial $
1,935
$
(7)
$
-
$
-
$
1,928
Construction
3,289
(100)
-
-
3,189
Consumer
84
61
-
-
145
Ending balance - unfunded commitments [1] $
5,308
$
(46)
$
-
$
-
$
5,262
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended September 30, 2025
Popular Inc.
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
16,781
$
(261)
$
-
$
-
$
62
$
16,582
Commercial real estate non-owner occupied
59,117
12,342
-
(13,490)
876
58,845
Commercial real estate owner occupied
49,051
(823)
-
-
963
49,191
Commercial and industrial
141,362
30,072
-
(3,523)
1,396
169,307
Total Commercial
266,311
41,330
-
(17,013)
3,297
293,925
Construction
10,579
525
-
-
-
11,104
Mortgage
85,175
(452)
6
(585)
2,837
86,981
Leasing
20,040
1,234
-
(4,017)
1,963
19,220
Consumer
Credit cards
92,306
10,212
-
(18,139)
2,829
87,208
Home equity lines of credit
1,384
(348)
-
-
512
1,548
Personal
103,654
13,378
-
(20,847)
4,053
100,238
Auto
182,274
7,581
-
(19,175)
7,139
177,819
Other
7,762
1,057
-
(784)
142
8,177
Total Consumer
387,380
31,880
-
(58,945)
14,675
374,990
Total - Loans $
769,485
$
74,517
$
6
$
(80,560)
$
22,772
$
786,220
Allowance for credit losses - unfunded commitments:
Commercial $
7,811
$
936
$
-
$
-
$
-
$
8,747
Construction
5,158
(227)
-
-
-
4,931
Consumer
84
61
-
-
-
145
Ending balance - unfunded commitments [1] $
13,053
$
770
$
-
$
-
$
-
$
13,823
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the nine months ended September 30, 2025
BPPR
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
2,783
$
728
$
-
$
-
$
10
$
3,521
Commercial real estate non-owner occupied
44,852
8,172
-
(13,576)
2,008
41,456
Commercial real estate owner occupied
37,355
(5,129)
-
(103)
2,461
34,584
Commercial and industrial
130,136
23,194
-
(8,579)
7,204
151,955
Total Commercial
215,126
26,965
-
(22,258)
11,683
231,516
Construction
2,743
702
-
-
-
3,445
Mortgage
72,901
(2,533)
15
(1,570)
8,712
77,525
Leasing
16,419
10,863
-
(12,543)
4,481
19,220
Consumer
Credit cards
99,130
37,128
-
(57,015)
7,965
87,208
Home equity lines of credit
54
(516)
-
(25)
535
48
Personal
91,296
48,904
-
(60,724)
10,925
90,401
Auto
165,995
43,904
-
(53,649)
21,569
177,819
Other
7,002
3,062
-
(2,339)
448
8,173
Total Consumer
363,477
132,482
-
(173,752)
41,442
363,649
Total - Loans $
670,666
$
168,479
$
15
$
(210,123)
$
66,318
$
695,355
Allowance for credit losses - unfunded commitments:
Commercial $
6,725
$
94
$
-
$
-
$
-
$
6,819
Construction
1,663
79
-
-
-
1,742
Ending balance - unfunded commitments [1] $
8,388
$
173
$
-
$
-
$
-
$
8,561
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the nine months ended September 30, 2025
Popular U.S.
Provision for

Beginning credit losses Ending
(In thousands) Balance (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
6,453
$
7,110
$
(563)
$
61
$
13,061
Commercial real estate non-owner occupied
9,642
7,747
-
-
17,389
Commercial real estate owner occupied
12,473
1,581
(26)
579
14,607
Commercial and industrial
15,870
2,862
(1,918)
538
17,352
Total Commercial
44,438
19,300
(2,507)
1,178
62,409
Construction
8,521
(862)
-
-
7,659
Mortgage
9,508
(305)
-
253
9,456
Consumer
Home equity lines of credit
1,449
(1,188)
(46)
1,285
1,500
Personal
11,440
3,800
(7,175)
1,772
9,837
Other
2
50
(67)
19
4
Total Consumer
12,891
2,662
(7,288)
3,076
11,341
Total - Loans $
75,358
$
20,795
$
(9,795)
$
4,507
$
90,865
Allowance for credit losses - unfunded commitments:
Commercial $
1,662
$
266
$
-
$
-
$
1,928
Construction
5,409
(2,220)
-
-
3,189
Consumer
11
134
-
-
145
Ending balance - unfunded commitments [1] $
7,082
$
(1,820)
$
-
$
-
$
5,262
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the nine months ended September 30, 2025
Popular Inc.
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
9,236
$
7,838
$
-
$
(563)
$
71
$
16,582
Commercial real estate non-owner occupied
54,494
15,919
-
(13,576)
2,008
58,845
Commercial real estate owner occupied
49,828
(3,548)
-
(129)
3,040
49,191
Commercial and industrial
146,006
26,056
-
(10,497)
7,742
169,307
Total Commercial
259,564
46,265
-
(24,765)
12,861
293,925
Construction
11,264
(160)
-
-
-
11,104
Mortgage
82,409
(2,838)
15
(1,570)
8,965
86,981
Leasing
16,419
10,863
-
(12,543)
4,481
19,220
Consumer
Credit cards
99,130
37,128
-
(57,015)
7,965
87,208
Home equity lines of credit
1,503
(1,704)
-
(71)
1,820
1,548
Personal
102,736
52,704
-
(67,899)
12,697
100,238
Auto
165,995
43,904
-
(53,649)
21,569
177,819
Other
7,004
3,112
-
(2,406)
467
8,177
Total Consumer
376,368
135,144
-
(181,040)
44,518
374,990
Total - Loans $
746,024
$
189,274
$
15
$
(219,918)
$
70,825
$
786,220
Allowance for credit losses - unfunded commitments:
Commercial $
8,387
$
360
$
-
$
-
$
-
$
8,747
Construction
7,072
(2,141)
-
-
-
4,931
Consumer
11
134
-
-
-
145
Ending balance - unfunded commitments [1] $
15,470
$
(1,647)
$
-
$
-
$
-
$
13,823
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
The amount of outstanding commitments to lend additional funds to debtors with financial difficulties owing receivables whose terms have been modified during the nine months ended September 30, 2025 amounted to $
148

million (during the year ended December
31, 2024 - $
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

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the quarter ended September 30,

2025
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2025
% of total class
of Financing
Receivable
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
Commercial and industrial
$
742
0.01
%
$
-
-
%
$
742
0.01
%
Consumer:

Credit cards
202
0.02
%
-
-
%
202
0.02
%

Personal
713
0.04
%
-
-
%
713
0.04
%
Total $
1,657
0.01
% $
-
-
% $
1,657
-
%
Term Extension
BPPR Popular U.S.
Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2025
% of total class
of Financing
Receivable
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
CRE non-owner occupied
$
1,670
0.05
% $
-
-
%
$
1,670
0.03
%
CRE owner occupied
13,618
1.14
%
-
-
%
13,618
0.44
%
Commercial and industrial
8,172
0.14
%
925
0.04
%
9,097
0.11
%
Mortgage
15,194
0.21
%
466
0.04
%
15,660
0.18
%
Consumer: -

Personal
149
0.01
%
8
0.01
%
157
0.01
%

Auto
92
-
%
-
-
%
92
-
%
Total $
38,895
0.14
% $
1,399
0.01
% $
40,294
0.10
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2025
% of total class
of Financing
Receivable
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
CRE owner occupied $
22,889
1.91
% $
-
-
% $
22,889
0.74
%
Commercial and industrial
79,734
1.39
%
-
-
%
79,734
0.97
%
Mortgage
303
-
%
-
-
%
303
-
%
Total $
102,926
0.38
% $
-
-
% $
102,926
0.27
%
Combination - Term Extension

and Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2025
% of total class
of Financing
Receivable
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
CRE owner occupied $
166
0.01
% $
-
-
% $
166
0.01
%
Commercial and industrial
2,739
0.05
%
-
-
%
2,739
0.03
%
Mortgage
2,153
0.03
%
-
-
%
2,153
0.03
%
Consumer:

Personal
2,925
0.16
%
39
0.05
%
2,964
0.16
%

Auto
27
-
%
-
-
%
27
-
%
Total $
8,010
0.03
% $
39
-
% $
8,049
0.02
%
Combination -

Other-Than-Insignificant Payment Delays and Interest Rate

Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2025
% of total class
of Financing
Receivable
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
Commercial and industrial $
371
0.01
% $
-
-
% $
371
-
%
Consumer:

Credit cards
2,666
0.22
%
-
-
%
2,666
0.22
%
Total $
3,037
0.01
% $
-
-
% $
3,037
0.01
%

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the nine months ended September

30, 2025
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
Commercial and industrial $
2,692
0.05
% $
-
-
% $
2,692
0.03
%
Mortgage
69
-
%
-
-
%
69
-
%
Consumer:

Credit cards
617
0.05
%
-
-
%
617
0.05
%

Personal
2,782
0.15
%
-
-
%
2,782
0.15
%

Other
5
-
%
-
-
%
5
-
%
Total $
6,165
0.02
% $
-
-
% $
6,165
0.02
%
Term Extension
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
CRE non-owner occupied
$
1,773
0.05
% $
58,652
2.72
% $
60,425
1.11
%
CRE owner occupied
18,854
1.58
%
-
-
%
18,854
0.61
%
Commercial and industrial
16,163
0.28
%
925
0.04
%
17,088
0.21
%
Mortgage
37,568
0.52
%
1,130
0.09
%
38,698
0.45
%
Consumer:

Personal
630
0.03
%
8
0.01
%
638
0.03
%

Auto
179
-
%
-
-
%
179
-
%
Total $
75,167
0.28
% $
60,715
0.53
% $
135,882
0.35
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
CRE owner occupied $
29,763
2.49
% $
-
-
% $
29,763
0.96
%
Commercial and industrial
165,360
2.87
%
-
-
%
165,360
2.01
%
Mortgage
721
0.01
%
-
-
%
721
0.01
%
Total $
195,844
0.72
% $
-
-
% $
195,844
0.51
%
Combination - Term Extension

and Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
CRE owner occupied $
166
0.01
% $
-
-
% $
166
0.01
%
Commercial and industrial
2,837
0.05
%
-
-
%
2,837
0.03
%
Mortgage
9,202
0.13
%
-
-
%
9,202
0.11
%
Consumer:

Personal
9,187
0.50
%
154
0.20
%
9,341
0.49
%

Auto
43
-
%
-
-
%
43
-
%
Total $
21,435
0.08
% $
154
-
% $
21,589
0.06
%

Combination - Other-Than-Insignificant Payment Delays

and Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
September 30,
2025
% of total class of
Financing
Receivable
Commercial and industrial $
1,157
0.02
% $
-
-
% $
1,157
0.01
%
Consumer:

Credit cards
7,175
0.59
%
-
-
%
7,175
0.59
%
Total $
8,332
0.03
% $
-
-
% $
8,332
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
$
110
-
%
Consumer:

Credit cards
1,335
0.11
%
-
-
1,335
0.11
%
Total $
1,445
0.01
% $
-
-
$
1,445
-
%

The following tables describe the financial effect of the

modifications made to borrowers experiencing

financial difficulties:

For the quarter ended September 30, 2025
Interest rate reduction
Loan Type Financial Effect
CRE Owner occupied Reduced weighted-average contractual interest rate from
10
.0% to
7.5
%
Commercial and industrial Reduced weighted-average contractual interest rate from
14.4
% to
8
.0%.
Mortgage Reduced weighted-average contractual interest rate from
6.9
% to
5.4
%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
20.6
% to
8.5
%.
Personal Reduced weighted-average contractual interest rate from
20.1
% to
11.6
%.
Auto Reduced weighted-average contractual interest rate from
8.2
0% to
8.19
%.
Term extension
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
5

months to the life of loans.
CRE Owner occupied Added a weighted-average of
3

years to the life of loans.
Commercial and industrial Added a weighted-average of
7

years to the life of loans.
Mortgage Added a weighted-average of
12

years to the life of loans.
Consumer:
Personal Added a weighted-average of
6

years to the life of loans.
Auto Added a weighted-average of
21

months to the life of loans.
Other than insignificant payment delays
Loan Type Financial Effect
CRE Owner occupied Added a weighted-average of
9

months to the life of loans.
Commercial and industrial Added a weighted-average of
14

months to the life of loans.
Mortgage Added a weighted-average of
22

months to the life of loans.
Consumer:
Credit cards Added a weighted-average of
18

months to the life of loans.

For the nine months ended September 30, 2025
Interest rate reduction
Loan Type Financial Effect
CRE Owner occupied Reduced weighted-average contractual interest rate from
10.0
% to
7.5
%.
Commercial and industrial Reduced weighted-average contractual interest rate from
18.6
% to
8.7
%.
Mortgage Reduced weighted-average contractual interest rate from
6.8
% to
5.5
%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
20.9
% to
8.4
%.
Personal Reduced weighted-average contractual interest rate from
21.1
% to
11.7
%.
Auto Reduced weighted-average contractual interest rate from
11.86
% to
11.85
%.
Other Reduced weighted-average contractual interest rate from
18
.0% to
0
.0%.
Term extension
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
2

years to the life of loans.
CRE Owner occupied Added a weighted-average of
3

years to the life of loans.
Commercial and industrial Added a weighted-average of
5

years to the life of loans.
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
21

months to the life of loans.
Consumer:
Credit cards Added a weighted-average of
17

months to the life of loans.

For the quarter ended September 30, 2024
Interest rate reduction
Loan Type Financial Effect
CRE Owner occupied Reduced weighted-average contractual interest rate from
10.5
% to
6.6
%.
Commercial and industrial Reduced weighted-average contractual interest rate from
25.8
% to
10.2
%.
Mortgage Reduced weighted-average contractual interest rate from
5.9
% to
4.3
%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
21.5
% to
8
.0%.
Personal Reduced weighted-average contractual interest rate from
19.5
% to
10.4
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
September 30, 2025.

The past due

90 days

or more categories

include all loans

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

September 30, 2025
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE non-owner occupied $
-
$
-
$
2,084
$
2,084
$
-
$
2,084
$
311
$
1,773
CRE owner occupied
135
-
2,572
2,707
56,062
58,769
63
2,509
Commercial and industrial
175
171
3,055
3,401
187,480
190,881
520
2,535
Mortgage
5,717
2,960
20,001
28,678
30,224
58,902
6,851
13,150
Consumer:

Credit cards
760
670
1,319
2,749
6,811
9,560
1,135
184

Personal
585
340
2,211
3,136
13,210
16,346
356
1,855

Auto
-
-
-
-
254
254
-
-

Other
-
-
-
-
5
5
-
-
Total $
7,372
$
4,141
$
31,242
$
42,755
$
294,046
$
336,801
$
9,236
$
22,006
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

September 30, 2025
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE non-owner occupied $
-
$
-
$
-
$
-
$
58,652
$
58,652
$
-
$
-
Commercial and industrial
-
-
-
-
1,422
1,422
-
-
Mortgage
-
-
-
-
1,519
1,519
-
-
Consumer:

Personal
28
-
13
41
164
205
13
-
Total $
28
$
-
$
13
$
41
$
61,757
$
61,798
$
13
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

September 30, 2025
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE non-owner occupied $
-
$
-
$
2,084
$
2,084
$
58,652
$
60,736
$
311
$
1,773
CRE owner occupied
135
-
2,572
2,707
56,062
58,769
63
2,509
Commercial and industrial
175
171
3,055
3,401
188,902
192,303
520
2,535
Mortgage
5,717
2,960
20,001
28,678
31,743
60,421
6,851
13,150
Consumer:

Credit cards
760
670
1,319
2,749
6,811
9,560
1,135
184

Personal
613
340
2,224
3,177
13,374
16,551
369
1,855

Auto
-
-
-
-
254
254
-
-

Other
-
-
-
-
5
5
-
-
Total $
7,400
$
4,141
$
31,255
$
42,796
$
355,803
$
398,599
$
9,249
$
22,006
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
$
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

Amortized Cost Basis of Modified Financing Receivables That

Subsequently Defaulted During the Quarter Ended September

30, 2025
(In thousands)
Interest Rate
Reduction Term Extension
Other-Than-
Insignificant
Payment Delays
Combination - Term
Extension and Interest
Rate Reduction
Combination - Other-
Than-Insignificant
Payment Delays and
Interest Rate
Reduction Total
CRE non-owner occupied $
-
$
-
$
311
$
-
$
-
$
311
Commercial and industrial
110
131
122
-
150
513
Mortgage
-
6,021
236
569
-
6,826
Consumer:

Credit cards
270
-
-
-
938
1,208

Personal
353
-
-
68
-
421
Total $
733
$
6,152
$
669
$
637
$
1,088
$
9,279

Amortized Cost Basis of Modified Financing Receivables That

Subsequently Defaulted During the Nine Months Ended

September 30, 2025
(In thousands)
Interest Rate
Reduction Term Extension
Other-Than-
Insignificant
Payment Delays
Combination - Term
Extension and Interest
Rate Reduction
Combination - Other-
Than-Insignificant
Payment Delays and
Interest Rate
Reduction Total
CRE non-owner occupied $
-
$
-
$
438
$
-
$
-
$
438
CRE owner occupied
-
-
176
-
-
176
Commercial and industrial
166
131
122
-
339
758
Mortgage
-
12,784
236
1,835
-
14,855
Consumer:

Credit cards
440
-
-
-
1,298
1,738

Personal
410
45
-
105
-
560
Total $
1,016
$
12,960
$
972
$
1,940
$
1,637
$
18,525

Amortized Cost Basis of Modified Financing Receivables That

Subsequently Defaulted During the Quarter Ended September

30, 2024
(In thousands)
Interest Rate
Reduction Term Extension
Other-Than-
Insignificant
Payment Delays
Combination - Term
Extension and Interest
Rate Reduction
Combination - Other-
Than-Insignificant
Payment Delays and
Interest Rate
Reduction Total
CRE owner occupied $
-
$
-
$
89
$
-
$
-
$
89
Commercial and industrial
6
45
-
-
-
51
Mortgage
-
5,911
127
919
-
6,957
Consumer:

Credit cards
223
-
-
-
19
242

Personal
186
42
-
118
-
346
Total $
415
$
5,998
$
216
$
1,037
$
19
$
7,685

Amortized Cost Basis of Modified Financing Receivables That

Subsequently Defaulted During the Nine Months Ended

September 30, 2024
(In thousands)
Interest Rate
Reduction Term Extension
Other-Than-
Insignificant
Payment Delays
Combination - Term
Extension and Interest
Rate Reduction
Combination - Other-
Than-Insignificant
Payment Delays and
Interest Rate
Reduction Total
CRE owner occupied $
-
$
536
$
89
$
-
$
-
$
625
Commercial and industrial
6
9,130
11
-
50
9,197
Mortgage
-
12,281
127
2,177
-
14,585
Consumer:

Credit cards
285
-
-
-
54
339

Personal
260
42
-
258
-
560
Total $
551
$
21,989
$
227
$
2,435
$
104
$
25,306
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

September 30, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior

Years Total
BPPR
Commercial:
Commercial multi-family
Pass $
5,767
$
33,483
$
36,660
$
133,261
$
20,611
$
47,906
$
107
$
-
$
277,795
Watch
-
15,880
-
528
-
948
-
-
17,356
Special Mention
219
-
-
-
75
3,122
-
-
3,416
Substandard
-
-
-
-
-
3,799
-
-
3,799
Total commercial
multi-family $
5,986
$
49,363
$
36,660
$
133,789
$
20,686
$
55,775
$
107
$
-
$
302,366
Commercial real estate non-owner occupied
Pass $
307,242
$
440,086
$
275,057
$
796,328
$
517,382
$
708,490
$
7,907
$
-
$
3,052,492
Watch
9,391
9,750
18,744
5,153
24,694
55,619
-
-
123,351
Special Mention
-
-
23,362
147
-
19,146
-
-
42,655
Substandard
-
729
8,627
30,379
26,020
18,492
-
-
84,247
Total commercial
real estate non-
owner occupied $
316,633
$
450,565
$
325,790
$
832,007
$
568,096
$
801,747
$
7,907
$
-
$
3,302,745
Year-to-Date gross
write-offs $
-
$
13,356
$
-
$
134
$
-
$
86
$
-
$
-
$
13,576
Commercial real estate owner occupied
Pass $
59,045
$
135,482
$
73,688
$
95,839
$
171,002
$
316,767
$
3,961
$
-
$
855,784
Watch
2,105
11,092
5,455
29,058
29,571
74,965
1,886
-
154,132
Special Mention
-
-
1,793
16,062
796
15,956
1,499
-
36,106
Substandard
13,441
351
1,414
39,420
9,189
70,920
14,448
-
149,183
Doubtful
-
-
-
-
-
79
-
-
79
Total commercial
real estate owner
occupied $
74,591
$
146,925
$
82,350
$
180,379
$
210,558
$
478,687
$
21,794
$
-
$
1,195,284
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
103
$
-
$
-
$
103

Commercial and industrial
Pass $
932,284
$
666,483
$
775,714
$
489,942
$
205,112
$
359,273
$
1,380,285
$
-
$
4,809,093
Watch
5,888
98,918
14,605
8,809
3,748
21,330
166,902
-
320,200
Special Mention
20,525
22,327
9,475
62,104
475
2,897
15,186
-
132,989
Substandard
12,269
12,994
53,950
76,399
158,743
19,757
155,604
-
489,716
Total commercial
and industrial $
970,966
$
800,722
$
853,744
$
637,254
$
368,078
$
403,257
$
1,717,977
$
-
$
5,751,998
Year-to-Date gross
write-offs $
845
$
332
$
209
$
389
$
21
$
212
$
6,571
$
-
$
8,579
Construction
Pass $
18,405
$
119,700
$
77,544
$
9,379
$
2,925
$
10,269
$
49,038
$
-
$
287,260
Watch
-
-
16,615
-
78
-
-
-
16,693
Total construction $
18,405
$
119,700
$
94,159
$
9,379
$
3,003
$
10,269
$
49,038
$
-
$
303,953
Mortgage
Pass $
752,769
$
885,122
$
691,353
$
390,170
$
383,945
$
4,058,832
$
-
$
-
$
7,162,191
Substandard
-
354
2,527
2,037
874
65,123
-
-
70,915
Total mortgage $
752,769
$
885,476
$
693,880
$
392,207
$
384,819
$
4,123,955
$
-
$
-
$
7,233,106
Year-to-Date gross
write-offs $
31

$
-

$
1

$
-

$
-

$
1,538
$
-
$
-
$
1,570

September 30, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior

Years Total
BPPR
Leasing
Pass $
553,617
$
571,841
$
385,290
$
277,696
$
154,797
$
47,637
$
-
$
-
$
1,990,878
Substandard
256
1,156
2,254
2,271
1,176
593
-
-
7,706
Loss
-
-
-
33
34
-
-
-
67
Total leasing $
553,873
$
572,997
$
387,544
$
280,000
$
156,007
$
48,230
$
-
$
-
$
1,998,651
Year-to-Date gross
write-offs $
520
$
3,244
$
3,717
$
3,778
$
1,284
$
-
$
-
$
-
$
12,543
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,199,942
$
-
$
1,199,942
Substandard
-
-
-
-
-
-
25,622
-
25,622
Loss
-
-
-
-
-
-
3
-
3
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,225,567
$
-
$
1,225,567
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
57,015
$
-
$
57,015
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,693
$
-
$
1,693
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
-
$
1,693
$
-
$
1,693
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
25
$
-
$
25
Personal
Pass $
667,332
$
496,053
$
307,971
$
157,341
$
61,363
$
85,216
$
-
$
29,114
$
1,804,390
Substandard
671
2,548
3,519
2,104
847
6,692
-
2,213
18,594
Loss
-
61
58
5
22
18
-
-
164
Total Personal $
668,003
$
498,662
$
311,548
$
159,450
$
62,232
$
91,926
$
-
$
31,327
$
1,823,148
Year-to-Date gross
write-offs $
586
$
12,216
$
26,518
$
14,121
$
3,709
$
1,631
$
-
$
1,943
$
60,724
Auto
Pass $
899,264
$
1,068,559
$
762,480
$
513,010
$
357,768
$
191,541
$
-
$
-
$
3,792,622
Substandard
2,250
15,673
14,283
11,662
7,750
6,535
-
-
58,153
Loss
-
17
103
37
-
21
-
-
178
Total Auto $
901,514
$
1,084,249
$
776,866
$
524,709
$
365,518
$
198,097
$
-
$
-
$
3,850,953
Year-to-Date gross
write-offs $
3,122
$
21,282
$
15,163
$
9,159
$
3,657
$
1,266
$
-
$
-
$
53,649
Other consumer
Pass $
28,822
$
25,904
$
23,307
$
16,942
$
8,217
$
3,455
$
63,479
$
-
$
170,126
Substandard
-
-
216
104
22
52
419
-
813
Loss
-
-
-
1,025
363
-
-
-
1,388
Total Other
consumer $
28,822
$
25,904
$
23,523
$
18,071
$
8,602
$
3,507
$
63,898
$
-
$
172,327
Year-to-Date gross
write-offs $
30
$
191
$
226
$
181
$
313
$
1,398
$
-
$
-
$
2,339
Total BPPR $
4,291,562
$
4,634,563
$
3,586,064
$
3,167,245
$
2,147,599
$
6,215,450
$
3,087,981
$
31,327
$
27,161,791

September 30, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior
Years Total
Popular U.S.
Commercial:
Commercial multi-family
Pass $
296,771
$
141,317
$
151,040
$
464,528
$
297,074
$
652,853
$
7,077
$
-
$
2,010,660
Watch
-
-
-
15,589
24,021
100,470
-
-
140,080
Special Mention
-
-
-
7,882
-
2,503
-
-
10,385
Substandard
-
-
1,781
2,736
-
21,581
-
-
26,098
Total commercial
multi-family $
296,771
$
141,317
$
152,821
$
490,735
$
321,095
$
777,407
$
7,077
$
-
$
2,187,223
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
563
$
-
$
-
$
563
Commercial real estate non-owner occupied
Pass $
152,036
$
184,351
$
312,258
$
472,285
$
174,416
$
632,757
$
4,585
$
-
$
1,932,688
Watch
10,300
8,834
10,841
11,285
-
52,924
-
-
94,184
Substandard
-
-
-
13,023
7,430
112,510
-
-
132,963
Total commercial
real estate non-
owner occupied
$
162,336
$
193,185
$
323,099
$
496,593
$
181,846
$
798,191
$
4,585
$
-
$
2,159,835
Commercial real estate owner occupied
Pass $
321,250
$
251,751
$
246,753
$
263,185
$
242,063
$
286,643
$
9,556
$
-
$
1,621,201
Watch
-
13,500
25,247
7,799
2,284
48,409
1,600
-
98,839
Special Mention
-
18,001
-
-
-
11,055
-
-
29,056
Substandard
-
2,715
-
54,030
2,308
87,291
-
-
146,344
Total commercial
real estate owner
occupied $
321,250
$
285,967
$
272,000
$
325,014
$
246,655
$
433,398
$
11,156
$
-
$
1,895,440
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
26
$
-
$
-
$
26

Commercial and industrial
Pass $
193,963
$
327,871
$
277,660
$
327,177
$
280,585
$
661,457
$
264,838
$
-
$
2,333,551
Watch
-
1,706
9,462
29,796
22,081
63,952
4,295
-
131,292
Special Mention
-
-
4,454
180
342
207
810
-
5,993
Substandard
-
5,670
864
4,464
152
1,457
10,198
-
22,805
Total commercial
and industrial
$
193,963
$
335,247
$
292,440
$
361,617
$
303,160
$
727,073
$
280,141
$
-
$
2,493,641
Year-to-Date gross
write-offs $
100
$
1,106
$
-
$
-
$
599
$
5
$
108
$
-
$
1,918
Construction
Pass $
229,225
$
420,979
$
427,419
$
85,358
$
-
$
6,030
$
12,333
$
-
$
1,181,344
Watch
741
5,007
47,416
47,642
-
6,999
-
-
107,805
Special Mention
-
-
2,908
-
-
-
-
-
2,908
Substandard
-
-
-
8,602
-
-
-
-
8,602
Total construction $
229,966
$
425,986
$
477,743
$
141,602
$
-
$
13,029
$
12,333
$
-
$
1,300,659
Mortgage
Pass $
94,885
$
84,091
$
85,278
$
207,578
$
262,878
$
562,783
$
-
$
-
$
1,297,493
Substandard
-
-
644
-
217
26,948
-
-
27,809
Total mortgage $
94,885
$
84,091
$
85,922
$
207,578
$
263,095
$
589,731
$
-
$
-
$
1,325,302

September 30, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior
Years Total
Popular U.S.
Consumer:
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
5,580
$
58,047
$
10,311
$
73,938
Substandard
-
-
-
-
-
1,423
13
763
2,199
Loss
-
-
-
-
-
165
-
895
1,060
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
7,168
$
58,060
$
11,969
$
77,197
Year-to-Date gross
write-offs
$
-
$
-
$
-
$
-
$
-
$
-
$
46
$
-
$
46
Personal
Pass $
16,107
$
20,115
$
14,538
$
19,843
$
4,249
$
1,384
$
-
$
-
$
76,236
Substandard
82
74
171
259
16
269
-
-
871
Loss
-
-
22
-
-
48
-
-
70
Total Personal $
16,189
$
20,189
$
14,731
$
20,102
$
4,265
$
1,701
$
-
$
-
$
77,177
Year-to-Date gross
write-offs $
-
$
1,665
$
1,845
$
3,051
$
577
$
37
$
-
$
-
$
7,175
Other consumer
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
8,863
$
-
$
8,863
Substandard
-
-
-
-
-
-
30
-
30
Total Other
consumer $
-
$
-
$
-
$
-
$
-
$
-
$
8,893
$
-
$
8,893
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
67
$
-
$
67
Total Popular U.S. $
1,315,360
$
1,485,982
$
1,618,756
$
2,043,241
$
1,320,116
$
3,347,698
$
382,245
$
11,969
$
11,525,367

September 30, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior
Years Total
Popular, Inc.
Commercial:
Commercial multi-family
Pass $
302,538
$
174,800
$
187,700
$
597,789
$
317,685
$
700,759
$
7,184
$
-
$
2,288,455
Watch
-
15,880
-
16,117
24,021
101,418
-
-
157,436
Special Mention
219
-
-
7,882
75
5,625
-
-
13,801
Substandard
-
-
1,781
2,736
-
25,380
-
-
29,897
Total commercial
multi-family $
302,757
$
190,680
$
189,481
$
624,524
$
341,781
$
833,182
$
7,184
$
-
$
2,489,589
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
563
$
-
$
-
$
563
Commercial real estate non-owner occupied
Pass $
459,278
$
624,437
$
587,315
$
1,268,613
$
691,798
$
1,341,247
$
12,492
$
-
$
4,985,180
Watch
19,691
18,584
29,585
16,438
24,694
108,543
-
-
217,535
Special Mention
-
-
23,362
147
-
19,146
-
-
42,655
Substandard
-
729
8,627
43,402
33,450
131,002
-
-
217,210
Total commercial
real estate non-
owner occupied $
478,969
$
643,750
$
648,889
$
1,328,600
$
749,942
$
1,599,938
$
12,492
$
-
$
5,462,580
Year-to-Date gross
write-offs $
-
$
13,356
$
-
$
134
$
-
$
86
$
-
$
-
$
13,576
Commercial real estate owner occupied
Pass $
380,295
$
387,233
$
320,441
$
359,024
$
413,065
$
603,410
$
13,517
$
-
$
2,476,985
Watch
2,105
24,592
30,702
36,857
31,855
123,374
3,486
-
252,971
Special Mention
-
18,001
1,793
16,062
796
27,011
1,499
-
65,162
Substandard
13,441
3,066
1,414
93,450
11,497
158,211
14,448
-
295,527
Doubtful
-
-
-
-
-
79
-
-
79
Total commercial
real estate owner
occupied $
395,841
$
432,892
$
354,350
$
505,393
$
457,213
$
912,085
$
32,950
$
-
$
3,090,724
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
129
$
-
$
-
$
129
Commercial and industrial
Pass $
1,126,247
$
994,354
$
1,053,374
$
817,119
$
485,697
$
1,020,730
$
1,645,123
$
-
$
7,142,644
Watch
5,888
100,624
24,067
38,605
25,829
85,282
171,197
-
451,492
Special Mention
20,525
22,327
13,929
62,284
817
3,104
15,996
-
138,982
Substandard
12,269
18,664
54,814
80,863
158,895
21,214
165,802
-
512,521
Total commercial
and industrial $
1,164,929
$
1,135,969
$
1,146,184
$
998,871
$
671,238
$
1,130,330
$
1,998,118
$
-
$
8,245,639
Year-to-Date gross
write-offs $
945
$
1,438
$
209
$
389
$
620
$
217
$
6,679
$
-
$
10,497

September 30, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior
Years Total
Popular, Inc.
Construction
Pass $
247,630
$
540,679
$
504,963
$
94,737
$
2,925
$
16,299
$
61,371
$
-
$
1,468,604
Watch
741
5,007
64,031
47,642
78
6,999
-
-
124,498
Special Mention
-
-
2,908
-
-
-
-
-
2,908
Substandard
-
-
-
8,602
-
-
-
-
8,602
Total construction $
248,371
$
545,686
$
571,902
$
150,981
$
3,003
$
23,298
$
61,371
$
-
$
1,604,612
Mortgage
Pass $
847,654
$
969,213
$
776,631
$
597,748
$
646,823
$
4,621,615
$
-
$
-
$
8,459,684
Substandard
-
354
3,171
2,037
1,091
92,071
-
-
98,724
Total mortgage $
847,654
$
969,567
$
779,802
$
599,785
$
647,914
$
4,713,686
$
-
$
-
$
8,558,408
Year-to-Date gross
write-offs $
31
$
-
$
1
$
-
$
-
$
1,538
$
-
$
-
$
1,570
Leasing
Pass $
553,617
$
571,841
$
385,290
$
277,696
$
154,797
$
47,637
$
-
$
-
$
1,990,878
Substandard
256
1,156
2,254
2,271
1,176
593
-
-
7,706
Loss
-
-
-
33
34
-
-
-
67
Total leasing $
553,873
$
572,997
$
387,544
$
280,000
$
156,007
$
48,230
$
-
$
-
$
1,998,651
Year-to-Date gross
write-offs $
520
$
3,244
$
3,717
$
3,778
$
1,284
$
-
$
-
$
-
$
12,543

September 30, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior
Years Total
Popular, Inc.
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,199,942
$
-
$
1,199,942
Substandard
-
-
-
-
-
-
25,622
-
25,622
Loss
-
-
-
-
-
-
3
-
3
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,225,567
$
-
$
1,225,567
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
57,015
$
-
$
57,015
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
5,580
$
59,740
$
10,311
$
75,631
Substandard
-
-
-
-
-
1,423
13
763
2,199
Loss
-
-
-
-
-
165
-
895
1,060
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
7,168
$
59,753
$
11,969
$
78,890
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
71
$
-
$
71
Personal
Pass $
683,439
$
516,168
$
322,509
$
177,184
$
65,612
$
86,600
$
-
$
29,114
$
1,880,626
Substandard
753
2,622
3,690
2,363
863
6,961
-
2,213
19,465
Loss
-
61
80
5
22
66
-
-
234
Total Personal $
684,192
$
518,851
$
326,279
$
179,552
$
66,497
$
93,627
$
-
$
31,327
$
1,900,325
Year-to-Date gross
write-offs $
586
$
13,881
$
28,363
$
17,172
$
4,286
$
1,668
$
-
$
1,943
$
67,899
Auto
Pass $
899,264
$
1,068,559
$
762,480
$
513,010
$
357,768
$
191,541
$
-
$
-
$
3,792,622
Substandard
2,250
15,673
14,283
11,662
7,750
6,535
-
-
58,153
Loss
-
17
103
37
-
21
-
-
178
Total Auto $
901,514
$
1,084,249
$
776,866
$
524,709
$
365,518
$
198,097
$
-
$
-
$
3,850,953
Year-to-Date gross
write-offs $
3,122
$
21,282
$
15,163
$
9,159
$
3,657
$
1,266
$
-
$
-
$
53,649
Other consumer
Pass $
28,822
$
25,904
$
23,307
$
16,942
$
8,217
$
3,455
$
72,342
$
-
$
178,989
Substandard
-
-
216
104
22
52
449
-
843
Loss
-
-
-
1,025
363
-
-
-
1,388
Total Other
consumer $
28,822
$
25,904
$
23,523
$
18,071
$
8,602
$
3,507
$
72,791
$
-
$
181,220
Year-to-Date gross
write-offs $
30
$
191
$
226
$
181
$
313
$
1,398
$
67
$
-
$
2,406
Total Popular Inc. $
5,606,922
$
6,120,545
$
5,204,820
$
5,210,486
$
3,467,715
$
9,563,148
$
3,470,226
$
43,296
$
38,687,158

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
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2024 2023 2022 2021 2020
Prior
Years Total
Popular, Inc.
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,188,119
$
-
$
1,188,119
Substandard
-
-
-
-
-
-
29,960
-
29,960
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,218,079
$
-
$
1,218,079
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
69,731
$
-
$
69,731
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
5,914
$
52,573
$
11,691
$
70,178
Substandard
-
-
-
-
-
1,657
15
700
2,372
Loss
-
-
-
-
-
122
-
899
1,021
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
7,693
$
52,588
$
13,290
$
73,571
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
433
$
-
$
433
Personal
Pass $
751,032
$
522,688
$
303,193
$
109,773
$
29,729
$
92,511
$
-
$
23,802
$
1,832,728
Substandard
1,081
5,364
4,188
1,355
278
8,507
-
1,626
22,399
Loss
53
10
-
6
-
48
-
-
117
Total Personal $
752,166
$
528,062
$
307,381
$
111,134
$
30,007
$
101,066
$
-
$
25,428
$
1,855,244
Year-to-Date gross
write-offs $
3,164
$
43,729
$
48,946
$
13,280
$
2,939
$
3,832
$
-
$
1,982
$
117,872
Auto
Pass $
1,277,016
$
938,769
$
665,431
$
494,529
$
254,621
$
133,054
$
-
$
-
$
3,763,420
Substandard
7,239
16,876
13,579
10,775
6,377
5,131
-
-
59,977
Loss
14
15
-
2
-
9
-
-
40
Total Auto $
1,284,269
$
955,660
$
679,010
$
505,306
$
260,998
$
138,194
$
-
$
-
$
3,823,437
Year-to-Date gross
write-offs $
11,229
$
36,992
$
20,486
$
9,997
$
4,965
$
1,731
$
-
$
-
$
85,400
Other consumer
Pass $
28,543
$
29,585
$
20,021
$
10,129
$
4,588
$
3,364
$
74,215
$
-
$
170,445
Substandard
-
228
44
-
29
57
425
-
783
Loss
-
-
-
550
-
-
-
-
550
Total Other
consumer $
28,543
$
29,813
$
20,065
$
10,679
$
4,617
$
3,421
$
74,640
$
-
$
171,778
Year-to-Date gross
write-offs $
29
$
213
$
130
$
96
$
128
$
2,205
$
101
$
-
$
2,902
Total Popular Inc. $
6,557,710
$
5,969,119
$
5,840,909
$
4,086,973
$
2,347,966
$
8,740,425
$
3,525,832
$
38,718
$
37,107,652

Note 9 – Other real estate owned
The following

tables present

the activity

related to

Other Real

Estate Owned

(“OREO”),

for the

quarters and

nine months

ended
September 30, 2025 and 2024.

For the quarter ended September 30, 2025
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
5,897
$
40,229
$
46,126
Write-downs in value
(70)
(344)
(414)
Additions
152
8,731
8,883
Sales
(323)
(11,343)
(11,666)
Other adjustments
-
21
21
Ending balance $
5,656
$
37,294
$
42,950

For the quarter ended September 30, 2024
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
9,428
$
60,797
$
70,225
Write-downs in value
(39)
(549)
(588)
Additions
1,125
7,966
9,091
Sales
(588)
(15,112)
(15,700)
Ending balance $
9,926
$
53,102
$
63,028

For the nine months ended September 30, 2025
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
8,424
$
48,844
$
57,268
Write-downs in value
(934)
(2,059)
(2,993)
Additions
723
25,428
26,151
Sales
(2,557)
(34,717)
(37,274)
Other adjustments
-
(202)
(202)
Ending balance $
5,656
$
37,294
$
42,950

For the nine months ended September 30, 2024
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
11,189
$
69,227
$
80,416
Write-downs in value
(1,103)
(1,260)
(2,363)
Additions
6,985
32,748
39,733
Sales
(7,145)
(47,548)
(54,693)
Other adjustments
-
(65)
(65)
Ending balance $
9,926
$
53,102
$
63,028

Note 10 − Other assets
The caption of other assets in the Consolidated

Statements of Financial Condition consists of the

following major categories:

(In thousands) September 30, 2025 December 31, 2024
Net deferred tax assets (net of valuation allowance) $
837,375
$
926,329
Investments under the equity method
249,139
251,537
Prepaid taxes
54,447
42,909
Other prepaid expenses
34,639
28,376
Capitalized software costs
182,204
136,442
Derivative assets
27,700
25,975
Trades receivable from brokers and counterparties
9,670
588
Receivables from investments maturities
800
14,600
Principal, interest and escrow servicing advances
31,226
43,793
Guaranteed mortgage loan claims receivable
10,654
17,226
Operating ROU assets
99,384
93,389
Finance ROU assets

23,706
19,174
Assets for pension benefit
35,137
33,233
Others
148,805
164,188
Total other assets $
1,744,886
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

Gross Carrying Accumulated Net Carrying
(In thousands) Amount Amortization Value
September 30, 2025
Software development costs $
89,878
$
34,203
$
55,675
Software license costs
59,845
32,476
27,369
Cloud computing arrangements
110,472
11,312
99,160
Total Capitalized

software costs [1] [2]
$
260,195
$
77,991
$
182,204
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

Quarters ended September 30, Nine months ended September 30,
(In thousands) 2025 2024 2025 2024
Software development and license costs $
22,157
$
21,118
$
66,139
$
57,431
Cloud computing arrangements
2,500
1,514
5,328
3,052
Total amortization

expense
$
24,657
$
22,632
$
71,467
$
60,483

Note 11 – Goodwill and other intangible assets

Goodwill
The following table shows the changes in the carrying

amount of goodwill for the nine months ended

September 30, 2025 and 2024,
by reportable segments (refer to Note 32 for

the definition of the Corporation’s reportable segment):

September 30, 2025
Balance at

Goodwill Balance at
(In thousands) January 1, 2025 impairment September 30, 2025
Banco Popular de Puerto Rico $
434,909
$
-
$
434,909
Popular U.S.
368,045
(13,000)
355,045
Total Popular,

Inc.

$
802,954
$
(13,000)
$
789,954

September 30, 2024
Balance at

Goodwill Balance at
(In thousands) January 1, 2024 impairment September 30, 2024
Banco Popular de Puerto Rico $
436,383
$
-
$
436,383
Popular U.S.
368,045
-
368,045
Total Popular,

Inc.

$
804,428
$
-
$
804,428

Other Intangible Assets
The following table reflects the components of

other intangible assets subject to amortization:

Gross Carrying Accumulated Net Carrying
(In thousands) Amount Amortization Value
September 30, 2025
Core deposits $
12,810
$
12,810
$
-
Other customer relationships
14,286
9,586
4,700
Total other intangible

assets
$
27,096
$
22,396
$
4,700
December 31, 2024
Core deposits $
12,810
$
12,595
$
215
Other customer relationships
14,286
8,435
5,851
Total other intangible

assets
$
27,096
$
21,030
$
6,066
During the

quarter ended

September 30,

2025, the

Corporation recognized

$
0.4

million in

amortization expense

related to

other
intangible assets with definite useful lives (September 30, 2024 - $
0.7

million). During the nine months ended September 30, 2025,
the Corporation

recognized $
1.4

million in

amortization related to

other intangible assets

with definite useful

lives (September 30,
2024 - $
2.2

million).

The following

table presents

the estimated

amortization of

the intangible

assets with

definite useful

lives for

each of

the following
periods:

(In thousands)
Remaining 2025 $
384
Year 2026
1,440
Year 2027
959
Year 2028
959
Year 2029
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
The reporting units evaluated are one level below the business segments and correspond to the legal entities within each reportable segment. In accordance with push-down accounting, all

goodwill is assigned to the reporting units

following a business combination.
When

evaluating

goodwill

for

impairment,

the

Corporation

may

decide

to

first

perform

a

qualitative

assessment,

or

“Step

Zero”
impairment test, to determine whether it is more likely than not that impairment has occurred. The qualitative assessment includes a review of

macroeconomic conditions,

industry and

market considerations,

internal cost

factors, and

our own

overall financial

and
share

price performance,

among other

factors. If

it

is

determined that

it

is more

likely than

not that

the carrying

amounts

of

our
reporting units exceed their fair value,

the Corporation will perform a quantitative

assessment and calculate the estimated fair value
of

the

respective

reporting

unit.

If

the

carrying

amount

of

a

reporting

unit’s

goodwill

exceeds

the

fair

value

of

that

goodwill,

an
impairment loss is recognized.

To

assess

a

reporting unit’s

fair value,

the

Corporation generally

uses

a

combination of

methods

such

as

discounted cash

flow
analysis and market

multiples.

The financial projections used

in the discounted

cash flow (“DCF”)

valuation analysis are

based on
the

most

recent

(as

of

the

valuation

date)

projections

presented

to

the

Corporation’s

Asset

/

Liability

Management

Committee
(“ALCO”). These

projections reflect

management’s

expectations for

the

reporting unit’s

financial

prospects considering

economic
and industry conditions. The Corporation evaluates the results obtained under the valuation methodology to identify and understand the

key

value

drivers,

to

ascertain

that

the

results

obtained are

reasonable and

appropriate under

the

circumstances. Elements
considered include current market and

economic conditions, developments in specific lines of

business, and any particular features
of the individual reporting units.

The Corporation

completed its

annual goodwill

impairment evaluation during

the third

quarter of

2025, using

July 31,

2025 as

the
evaluation date.

Through a

qualitative analysis,

Step

Zero, the

Corporation determined

that for

all

reporting units,

except for

the
Popular Equipment

Finance (‘’PEF’’)

reporting unit,

it is

more-likely-than-not that

the fair

value exceeded

the carrying

value. As

a
result, the Corporation performed a quantitative test

to assess PEF’s goodwill impairment.

The results

of the

PEF annual

goodwill impairment

test as

of July

31, 2025,

indicated that

the estimated

fair value

was below

it’s
carrying amount. Accordingly, the Corporation recognized a goodwill impairment charge of $
13.0

million, which was mainly driven by
lower projected earnings for the forecasted period,

primarily due to lower lending activity.
The following tables present the gross amount

of goodwill and accumulated impairment losses

by reportable segments.

September 30, 2025
Balance at Balance at
September 30, Accumulated September 30,
2025 impairment 2025
(In thousands)

(gross amounts)
losses

(net amounts)
Banco Popular de Puerto Rico $
438,710
$
3,801
$
434,909
Popular U.S.
564,456
209,411
355,045
Total Popular,

Inc.

$
1,003,166
$
213,212
$
789,954

December 31, 2024

Balance at

Balance at

December 31, Accumulated December 31,
2024 impairment 2024
(In thousands)

(gross amounts)
losses

(net amounts)
Banco Popular de Puerto Rico $
438,710
$
3,801
$
434,909
Popular U.S.
564,456
196,411
368,045
Total Popular,

Inc.

$
1,003,166
$
200,212
$
802,954

Note 12 – Deposits
Total deposits as of the end of the periods presented consisted of:

(In thousands) September 30, 2025 December 31, 2024
Savings accounts $
14,411,671
$
14,224,271
NOW, money market and other interest

-bearing demand deposits
27,606,313
26,507,637
Total savings, NOW,

money market and other interest-bearing demand deposits
42,017,984
40,731,908
Certificates of deposit:
Under $250,000
5,717,369
5,383,331
$250,000 and over
3,904,025
3,629,551

Total certificates

of deposit
9,621,394
9,012,882
Total interest-bearing

deposits
$
51,639,378
$
49,744,790
Non- interest-bearing deposits $
14,874,026
$
15,139,555
Total deposits $
66,513,404
$
64,884,345
A summary of certificates of deposits by maturity at

September 30, 2025 follows:

(In thousands)
2025 $
3,400,879
2026
3,671,826
2027
935,141
2028
697,796
2029
436,147
2030 and thereafter
479,605
Total certificates of

deposit
$
9,621,394
At September 30, 2025, the Corporation had brokered

deposits amounting to $
1.8

billion (December 31, 2024 - $
1.6

billion).
The aggregate amount

of overdrafts in

demand deposit accounts that

were reclassified to loans

was $
8.4

million at September

30,
2025 (December 31, 2024 - $
10.4

million).
At September 30, 2025,

Puerto Rico government deposits amounted

to $
20.1

billion. Puerto Rico government deposits

are interest
bearing accounts, which are indexed to short-term market

rates and fluctuate in cost with changes in those rates, in accordance with
contractual terms.

Note 13 – Borrowings
Assets sold under agreements to repurchase
Assets sold under agreements to repurchase amounted

to $
57

million at September 30, 2025 and $
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

September 30, 2025 December 31, 2024
Repurchase Repurchase
(In thousands)

liability

liability
U.S. Treasury securities
Within 30 days
$
28,378
$
22,591
After 30 to 90 days
24,065
13,813
Total U.S. Treasury

securities
52,443
36,404
Mortgage-backed securities

Within 30 days
4,410
4,924

After 30 to 90 days
-
13,505
Total mortgage-backed

securities
4,410
18,429
Total
$
56,853
$
54,833
Repurchase agreements in this portfolio

are generally short-term, often overnight.

As such our risk

is very limited.

We manage the
liquidity risks arising from secured

funding by sourcing funding globally from

a diverse group of counterparties, providing

a range of
securities collateral and pursuing longer durations,

when appropriate.
Other short-term borrowings
At

September

30,

2025

and

December

31,

2024,

other

short-term

borrowings

consisted

of

$
400

million

and

$
225

million,
respectively, in FHLB Advances.

Notes Payable
The following table presents the composition of notes

payable at September 30, 2025 and December

31, 2024.

(In thousands) September 30, 2025 December 31, 2024
Advances with the FHLB with maturities ranging from
2025

through
2029

paying interest at
monthly
fixed rates ranging from
0.57
% to
4.17
%
$
195,312
$
302,722
Unsecured senior debt securities maturing on
2028

paying interest
semi-annually

at a fixed rate of
7.25
%, net of debt issuance costs of $
3,751
396,249
395,198
Junior subordinated deferrable interest debentures (related to trust preferred securities) maturing on
2034

with fixed interest rates ranging from
6.125
% to
6.564
%, net of debt issuance costs of $
241
198,393
198,373
Total notes payable $
789,954
$
896,293
Note: Refer to the 2024 Form 10-K for rates information

at December 31, 2024.
A breakdown of borrowings by contractual maturities

at September 30, 2025 is included in the table

below.

Assets sold under

Short-term
(In thousands)
agreements to
repurchase borrowings
Notes payable Total
2025 $
56,853
$
400,000
$
30,692
$
487,545
2026
-
-
74,500
74,500
2027
-
-
6,112
6,112
2028
-
-
440,599
440,599
2029
-
-
39,658
39,658
Later years
-
-
198,393
198,393
Total borrowings $
56,853
$
400,000
$
789,954
$
1,246,807
At

September

30,

2025

and

December 31,

2024,

the

Corporation had

FHLB

borrowing facilities

whereby the

Corporation could
borrow up to

$
4.8

billion and $
4.7

billion, respectively,

of which $
0.6

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
11.2

billion (December 31, 2024

- $
7.0

billion), which remained unused

at September 30, 2025

and December
31, 2024.

The facilities are a collateralized source of credit

that is highly dependable even under difficult market

conditions.

Note 14 − Other liabilities
The caption of other liabilities in the Consolidated

Statements of Financial Condition consists of the

following major categories:

(In thousands) September 30, 2025 December 31, 2024
Accrued expenses $
332,204
$
334,145
Accrued interest payable
53,682
60,723
Accounts payable
99,649
91,218
Dividends payable
50,376
49,546
Trades payable
306,775
495,139
Liability for GNMA loans sold with an option to repurchase
9,389
9,108
Reserves for loan indemnifications
2,240
2,779
Reserve for operational losses
23,279
29,465
Operating lease liabilities
109,328
103,198
Finance lease liabilities

27,524
23,141
Pension benefit obligation
5,618
5,816
Postretirement benefit obligation
97,828
99,172
Others
72,023
68,396
Total other liabilities $
1,189,915
$
1,371,846

Note 15 – Stockholders’ equity

As

of

September

30,

2025,

stockholders’

equity

totaled

$
6.1

billion.

During

the

nine

months

ended

September

30,

2025,

the
Corporation declared cash dividends of $
2.15

(2024 - $
1.86
) per common share amounting to $
146.6

million (2024 - $
134.3

million).
The quarterly dividend of $
0.75

per share declared to stockholders of record as

of the close of business on
September 12, 2025

was
paid on
October 1, 2025
.
During the quarter

ended September 30,

2024, the Corporation

completed the repurchase

of
599,096

shares of common

stock for
$
58.8

million at

an average price

of $
98.11

per share

under the 2024

common stock

repurchase program. During

the quarter

and
nine months ended

September 30, 2025,

the Corporation repurchased
1,000,862

shares of common

stock for $
119.4

million at an
average price of

$
119.33

per share, and
3,407,821

shares of common stock

for $
353.7

million at an

average price of $
103.78
, per
share, respectively,

as part of the

2024 and 2025 common

stock repurchases programs. As

of September 30, 2025,

$
429.0

million
remained available for stock repurchase under

the active repurchase authorization.

Note 16 – Other comprehensive income (loss)
The following

table presents

changes in

accumulated other comprehensive

income (loss)

by component

for the

quarters and

nine
months ended September 30, 2025 and 2024.

Changes in Accumulated Other Comprehensive Loss

by Component [1]
Quarters ended Nine months ended
September 30, September 30,
(In thousands) 2025 2024 2025 2024
Foreign currency translation Beginning Balance $
(70,512)
$
(68,383)
$
(71,365)
$
(64,528)
Other comprehensive (loss) income
(14,524)
615
(13,670)
(3,240)
Net change
(14,524)
615
(13,670)
(3,240)
Ending balance $
(85,036)
$
(67,768)
$
(85,035)
$
(67,768)
Adjustment of pension and
postretirement benefit plans Beginning Balance $
(91,851)
$
(113,371)
$
(94,692)
$
(117,894)
Amounts reclassified from accumulated other
comprehensive loss for amortization of net losses
1,421
2,261
4,262
6,784
Net change
1,421
2,261
4,262
6,784
Ending balance $
(90,430)
$
(111,110)
$
(90,430)
$
(111,110)
Unrealized net holding losses
on debt securities Beginning Balance $
(1,233,294)
$
(1,696,528)
$
(1,495,183)
$
(1,713,109)
Other comprehensive income

94,747
326,148
283,394
271,985
Amounts reclassified from accumulated other
comprehensive loss for amortization of net unrealized
losses of debt securities transferred from available-for-
sale to held-to-maturity
37,753
36,264
110,994
107,008
Net change
132,500
362,412
394,388
378,993
Ending balance $
(1,100,794)
$
(1,334,116)
$
(1,100,795)
$
(1,334,116)
Total accumulated

other comprehensive loss
$
(1,276,260)
$
(1,512,994)
$
(1,276,260)
$
(1,512,994)
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
(2,272)
$
(3,618)
$
(6,817)
$
(10,854)
Total before tax
(2,272)
(3,618)
(6,817)
(10,854)
Income tax benefit
851
1,357
2,555
4,070
Total net of tax $
(1,421)
$
(2,261)
$
(4,262)
$
(6,784)
Unrealized net holding losses on debt securities
Amortization of unrealized net losses of debt
securities transferred to held-to-maturity Interest income from investment securities $
(47,191)
$
(45,331)
$
(138,743)
$
(133,761)
Total before tax
(47,191)
(45,331)
(138,743)
(133,761)
Income tax expense
9,438
9,067
27,749
26,753
Total net of tax $
(37,753)
$
(36,264)
$
(110,994)
$
(107,008)
Total reclassification

adjustments, net of tax
$
(39,174)
$
(38,525)
$
(115,256)
$
(113,792)

Note 17 – Guarantees
The Corporation

has obligations

upon the

occurrence of

certain events

under financial

guarantees provided

in certain

contractual
agreements.

Also,

from

time

to

time,

the

Corporation

securitized

mortgage

loans

into

guaranteed

mortgage-backed

securities
subject, in certain instances, to lifetime credit recourse

on the loans that serve as collateral for

the mortgage-backed securities. The
Corporation has

not sold

any mortgage

loans subject

to credit

recourse since

2009. Also,

from time

to time,

the Corporation

may
sell, in

bulk sale

transactions, residential

mortgage loans

and Small

Business Administration

(“SBA”) commercial

loans subject

to
credit

recourse

or

to

certain

representations

and

warranties

from

the

Corporation

to

the

purchaser.

These

representations

and
warranties may

relate, for

example, to

borrower creditworthiness,

loan documentation,

collateral,

prepayment and

early payment
defaults. The

Corporation may

be required

to

repurchase the

loans under

the credit

recourse agreements

or

representation and
warranties
At September

30, 2025,

the Corporation

serviced $
445

million (December

31, 2024

- $
495

million) in

residential mortgage

loans
subject to

credit recourse

provisions, principally loans

associated with

FNMA and

FHLMC residential

mortgage loan

securitization
programs. In the event

of any customer default, pursuant to

the credit recourse provided, the

Corporation is required to repurchase
the loan or reimburse the

third-party investor for the loss

incurred. During the quarter and

nine months ended September 30,

2025,
the Corporation repurchased $
0.2

million and $
1.1

million, respectively, of unpaid principal balance in mortgage loans subject to the
credit

recourse

provisions

(September

30,

2024
- $
0.5

million

and

$
1.5

million,

respectively).

At

September

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
Servicing agreements

relating to

the mortgage-backed

securities programs

of FNMA,

FHLMC and

GNMA, and

to mortgage

loans
sold or serviced to certain other investors, including FHLMC,

require the Corporation to advance funds to

make scheduled payments
of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2025, the
Corporation serviced $
8.4

billion in mortgage loans for third parties, including the loans serviced with credit recourse (December 31,
2024 - $
9.0

billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner,
from liquidation proceeds when the mortgage

loan is foreclosed or,

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
31
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

2025 and

December 31,

2024, respectively.

In
addition, at both

September 30, 2025 and

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
Financial instruments with

off-balance sheet credit

risk, whose contract

amounts represent potential credit

risk as of

the end of

the
periods presented were as follows:

(In thousands) September 30, 2025 December 31, 2024
Commitments to extend credit:
Credit card lines $
6,266,974
$
5,599,823
Commercial lines of credit
4,422,977
3,971,331
Construction lines of credit
1,126,310
1,131,824
Other consumer unused credit commitments

275,462
260,121
Commercial letters of credit
14,920
5,002
Standby letters of credit
130,856
144,845
Commitments to originate or fund mortgage loans
16,091
29,604
At September 30, 2025

and December 31, 2024,

the Corporation maintained a

reserve of $
14

million and $
15

million, respectively,
for potential losses associated with unfunded loan

commitments related to commercial and construction

lines of credit.
Other commitments
At

September

30,

2025

and

December 31,

2024,

the

Corporation

also

maintained

other

non-credit

commitments

for

$
6

million,
primarily for the acquisition of other investments.

Business concentration
Since the Corporation’s business activities are concentrated primarily in Puerto Rico, its results of operations and financial condition are dependent

upon the

general trends

of the

Puerto Rico

economy and,

in particular,

the residential

and commercial

real estate
markets. The concentration

of the Corporation’s

operations in Puerto Rico

exposes it to

greater risk than other

banking companies
with a wider geographic base. Its

asset and revenue composition by geographical area

is presented in Note 28

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
At September 30, 2025, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled

$
391

million,

of

which

$
342

million

were

outstanding

($
336

million

and

$
336

million

at

December

31,

2024).

The
Corporation’s

exposure

at

September

30,

2025,

included

up

to

$
47.4

million

in

Automated

Clearing

House

(“ACH”)

transaction
settlement exposure, none

of which was

outstanding. Of the

amount outstanding, $
333

million consists of

loans and $
9

million are
securities ($
323

million and $
13

million at December

31, 2024). Substantially all

of the amount

outstanding at September 30,

2025
and December 31, 2024 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations” of
a

municipality,

to

which

the

applicable

municipality

has

pledged

its

good

faith,

credit

and

unlimited

taxing

power,

or

“special
obligations”

of

a

municipality,

to

which

the

applicable

municipality

has

pledged

other

revenues.

At

September

30,

2025,

approximately
76
% of

the Corporation’s

exposure to

municipal loans

and securities

was concentrated

in the

municipalities of

San
Juan, Guaynabo, Carolina and Caguas.
The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government
according to their maturities as of September 30, 2025
:

(In thousands)
Investment
Portfolio Loans Total Outstanding Total Exposure
Central Government
Within 1 year
$
-
$
-
$
-
$
47,400
After 10 years
41
-
41
41
Total Central

Government
41
-
41
47,441
Municipalities
Within 1 year
2,605
11,574
14,179
16,179
After 1 to 5 years
5,660
166,515
172,175
172,175
After 5 to 10 years
450
124,087
124,537
124,537
After 10 years
-
30,991
30,991
30,991
Total Municipalities
8,715
333,167
341,882
343,882
Total Direct Government

Exposure
$
8,756
$
333,167
$
341,923
$
391,323

In

addition,

at

September

30,

2025,

the

Corporation

had

$
208

million

in

loans

insured

or

securities

issued

by

Puerto

Rico
governmental entities

but for

which the

principal source

of repayment

is non-governmental

($
220

million at

December 31,

2024).
These

included

$
165

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
2025, $
36

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

In

addition,

$
2.4

billion

of

residential

mortgages

and

$
80.9

million

commercial

loans

were

insured

or

guaranteed

by

the

U.S.
Government

or

its

agencies

at

September

30,

2025

(compared

to

$
2.1

billion

and

$
87.4

million,

respectively,

at

December

31,
2024). The

Corporation also had

U.S. Treasury

and obligations from

the U.S. Government,

its agencies or

government sponsored
entities

within the

portfolio of

available-for-sale and

held-to-maturity securities

as

described in

Note 5

and

6 to

the Consolidated
Financial Statements.
At September 30, 2025, the Corporation had operations in the United States Virgin Islands (the “USVI”) and had $
28

million in direct
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

At September 30, 2025,

the Corporation had operations

in the British Virgin

Islands (“BVI”) and it

had a loan portfolio

amounting to
$
193

million comprised of various retail and commercial

clients, compared to a loan portfolio

of $
196

million at December 31, 2024.
At September 30, 2025, the Corporation had
no

significant exposure to a single borrower in the BVI.
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

the
estimated loss is

periodically adjusted or

if the total

amount collected varies.

The last payment

for the FDIC

special assessment is
projected to be in the third quarter, September 2026.

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
7.2

million as of
September

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

Note 19 – Non-consolidated variable interest

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

VIEs in
which

it

has

no

other

form

of

continuing

involvement. Refer

to

Note

21

to

the

Consolidated

Financial

Statements

for

additional
information on the debt securities outstanding at September 30, 2025 and December 31, 2024, which are classified as available-for-
sale and

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

The following

table presents

the carrying

amount and

classification of

the assets

related to

the Corporation’s

variable interests

in
non-consolidated VIEs

and the

maximum exposure

to loss

as a

result of

the Corporation’s

involvement as

servicer of

GNMA and
FNMA loans at September 30, 2025 and

December 31, 2024.

(In thousands) September 30, 2025 December 31, 2024
Assets
Servicing assets:
Mortgage servicing rights $
76,673
$
84,356
Total servicing

assets

$
76,673
$
84,356
Other assets:
Servicing advances $
4,017
$
6,112
Total other assets $
4,017
$
6,112
Total assets $
80,690
$
90,468
Maximum exposure to loss $
80,690
$
90,468
The size of

the non-consolidated VIEs,

in which the

Corporation has a

variable interest in

the form

of servicing fees,

measured as
the total unpaid principal balance of the loans, amounted

to $
6.1

billion at September 30, 2025 (December 31, 2024 -

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

2025.

Note 20 – Related party transactions

Centro Financiero BHD, S.A.
At September

30, 2025,

the Corporation

had a
15.63
% equity

interest in

Centro Financiero BHD,

S.A. (“BHD”),

one of

the largest
banking

and

financial

services

groups

in

the

Dominican

Republic.

During

the

nine

months

ended

September

30,

2025,

the
Corporation recorded $
17.0

million in

equity pickup (September

30, 2024

- $
29.6

million), including the

net impact

of $
33.8

million
from net

earnings (September

30, 2024

- $
31.5

million), offset

by ($
16.8
) million

recorded through

Other Comprehensive

Income
(September 30, 2024

- ($
1.9
) million) related

to foreign currency

translation adjustments and

changes in the

fair value

of available
for sale

securities. At September

30, 2025,

the investment

in BHD had

a carrying

amount of

$
236.5

million (December

31, 2024 -
$
239.5

million) and the Corporation received $
20

million in cash dividend distributions during the nine months ended September 30,
2025 (September 30, 2024 - $
19.4

million).

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
Fair Value on a Recurring and Nonrecurring Basis
The following fair value hierarchy tables

present information about the Corporation’s assets

and liabilities measured at fair value

on
a recurring basis at September 30, 2025 and December

31, 2024:

At September 30, 2025
(In thousands) Level 1 Level 2 Level 3 Measured at NAV Total
RECURRING FAIR VALUE

MEASUREMENTS
Assets

Debt securities available-for-sale:
U.S. Treasury securities $
6,423,246
$
9,283,519
$
-
$
-
$
15,706,765
Collateralized mortgage obligations - federal
agencies
-
104,700
-
-
104,700
Mortgage-backed securities
-
4,873,777
431
-
4,874,208
Other
-
-
750
-
750
Total debt securities

available-for-sale
$
6,423,246
$
14,261,996
$
1,181
$
-
$
20,686,423
Trading account debt securities, excluding
derivatives:
U.S. Treasury securities $
8,026
$
10
$
-
$
-
$
8,036
Obligations of Puerto Rico, States and political
subdivisions
-
46
-
-
46
Collateralized mortgage obligations
-
595
-
-
595
Mortgage-backed securities
-
24,227
84
-
24,311
Other
-
-
118
-
118
Total trading account

debt securities, excluding
derivatives $
8,026
$
24,878
$
202
$
-
$
33,106
Equity securities $
-
$
50,047
$
-
$
825
$
50,872
Mortgage servicing rights
-
-
99,523
-
99,523
Loans held-for-sale
-
4,785
-
-
4,785
Derivatives

-
27,716
-
-
27,716
Total assets measured

at fair value on a
recurring basis $
6,431,272
$
14,369,422
$
100,906
$
825
$
20,902,425
Liabilities
Derivatives $
-
$
(26,157)
$
-
$
-
$
(26,157)
Total liabilities measured

at fair value on a
recurring basis $
-
$
(26,157)
$
-
$
-
$
(26,157)

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
The

following

tables summarize

the difference

between the

aggregate fair

value

and the

aggregate unpaid

principal

balance

for
mortgage loans originated as held-for-sale measured

at fair value as of September 30, 2025 and

December 31, 2024.

(In thousands) September 30, 2025
Aggregate Unpaid
Fair Value Principal Balance Difference
Loans held for sale $
4,785
$
4,715
$
70

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

Nine months ended September 30, 2025
(In thousands) Level 1 Level 2 Level 3 Total
NONRECURRING FAIR VALUE

MEASUREMENTS
Assets

Write-downs
Other real estate owned [1] $
-
$
-
$
3,983
$
3,983
$
(1,351)
Other foreclosed assets [1]
-
-
196
196
(51)
Total assets measured

at fair value on a nonrecurring basis
$
-
$
-
$
4,179
$
4,179
$
(1,402)
[1] Represents the fair value of foreclosed real estate and

other collateral owned that were written down to their fair

value. Costs to sell are
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

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2025 and

2024.

Quarter ended September 30, 2025
MBS Other MBS Other
classified securities classified securities
as debt
classified as

as trading classified
securities

debt securities
account as trading Mortgage
available- available-

debt
account debt servicing Total
(In thousands) for-sale for-sale securities securities rights assets
Balance at June 30, 2025 $
432
$
750
$
84
$
122
$
103,077
$
104,465
Gains (losses) included in earnings
-
-
-
(4)
(3,835)
(3,839)
Gains (losses) included in OCI
(1)
-
-
-
-
(1)
Additions
-
-
-
-
281
281
Balance at September 30, 2025 $
431
$
750
$
84
$
118
$
99,523
$
100,906
Changes in unrealized gains (losses) included in
earnings relating to assets still held at September
30, 2025 $
-
$
-
$
-
$
-
$
(1,505)
$
(1,505)

Nine months ended September 30, 2025
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
(15)
(9,359)
(9,374)
Gains (losses) included in OCI
(3)
-
-
-
-
(3)
Additions
-
-
-
-
779
779
Settlements
(50)
-
-
-
-
(50)
Transfers out of Level 3
-
(1,500)
-
-
-
(1,500)
Balance at September 30, 2025 $
431
$
750
$
84
$
118
$
99,523
$
100,906
Changes in unrealized gains (losses) included in
earnings relating to assets still held at September
30, 2025 $
-
$
-
$
-
$
23
$
(2,482)
$
(2,459)

Quarter ended September 30, 2024
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

2024
$
606
$
2,500
$
5
$
112
$
167
$
118,109
$
121,499
Gains (losses) included in earnings
-
(500)
-
-
(13)
(10,280)
(10,793)
Gains (losses) included in OCI
2
-
-
-
-
-
2
Additions
-
-
-
-
-
998
998
Settlements
(50)
-
(5)
(28)
-
-
(83)
Balance at September 30, 2024 $
558
$
2,000
$
-
$
84
$
154
$
108,827
$
111,623
Changes in unrealized gains (losses)
included in earnings relating to assets
still held at September 30, 2024 $
-
$
-
$
-
$
-
$
18
$
(3,279)
$
(3,261)

Gains and losses

(realized and unrealized)

included in earnings

for the

quarters

and nine months

ended September 30,

2025 and
2024 for

Level 3 assets

and liabilities included

in the

previous tables are

reported in the

Consolidated Statement of

Operations as
follows:

Quarter ended September 30, 2025 Nine months ended September 30, 2025
Changes in unrealized Changes in unrealized
Total gains gains (losses) relating to Total gains gains (losses) relating to
(losses) included assets still held at (losses) included assets still held at
(In thousands) in earnings reporting date in earnings reporting date
Mortgage banking activities $
(3,835)
$
(1,505)
$
(9,359)
$
(2,482)
Trading account profit (loss)
(4)
-
(15)
23
Total

$
(3,839)
$
(1,505)
$
(9,374)
$
(2,459)

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

unobservable inputs were not

developed by the

Corporation such as

prices
of prior transactions and/or unadjusted third-party pricing

sources at September 30, 2025 and 2024.

Fair value at

September 30,
(In thousands) 2025 Valuation technique Unobservable inputs Weighted average (range) [1]
Other - trading $
118
Discounted cash flow model Weighted average life
2

years
Yield
12
.0%
Prepayment speed
10.8
%
Other real estate owned $
34
[2]
External appraisal Haircut applied on
external appraisals
20
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
5
.0% -
10
.0%)
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

September 30, 2025
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Assets:
Cash and due from banks $
377,079
$
377,079
$
-
$
-
$
-
$
377,079
Money market investments
4,754,391
4,744,211
10,180
-
-
4,754,391
Trading account debt securities, excluding

derivatives
[1]
33,106
8,026
24,878
202
-
33,106
Debt securities available-for-sale [1]
20,686,423
6,423,246
14,261,996
1,181
-
20,686,423
Debt securities held-to-maturity:
U.S. Treasury securities $
7,374,072
$
-
$
7,405,080
$
-
$
-
$
7,405,080
Obligations of Puerto Rico, States and political
subdivisions
45,760
-
6,799
40,334
-
47,133
Collateralized mortgage obligation-federal agency
1,506
-
1,315
-
-
1,315
Securities in wholly owned statutory business trusts
5,960
-
5,960
-
-
5,960
Total debt securities

held-to-maturity
$
7,427,298
$
-
$
7,419,154
$
40,334
$
-
$
7,459,488
Equity securities:
FHLB stock $
58,552
$
-
$
58,552
$
-
$
-
$
58,552
FRB stock
102,038
-
102,038
-
-
102,038
Other investments
58,403
-
50,047
8,137
825
59,009
Total equity securities $
218,993
$
-
$
210,637
$
8,137
$
825
$
219,599
Loans held-for-sale $
7,783
$
-
$
7,783
$
-
$
-
$
7,783
Loans held-in-portfolio
37,900,938
-
-
37,105,428
-
37,105,428
Mortgage servicing rights
99,523
-
-
99,523
-
99,523
Derivatives
27,716
-
27,716
-
-
27,716
September 30, 2025
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Liabilities:
Deposits:
Demand deposits $
56,892,010
$
-
$
56,892,010
$
-
$
-
$
56,892,010
Time deposits
9,621,394
-
9,419,413
-
-
9,419,413
Total deposits $
66,513,404
$
-
$
66,311,423
$
-
$
-
$
66,311,423
Assets sold under agreements to repurchase $
56,853
$
-
$
56,859
$
-
$
-
$
56,859
Other short-term borrowings [2]
400,000
-
400,000
-
-
400,000
Notes payable:
FHLB advances $
195,312
$
-
$
193,131
$
-
$
-
$
193,131
Unsecured senior debt securities
396,249
-
420,152
-
-
420,152
Junior subordinated deferrable interest debentures
(related to trust preferred securities)
198,393
-
188,081
-
-
188,081
Total notes payable $
789,954
$
-
$
801,364
$
-
$
-
$
801,364
Derivatives $
26,157
$
-
$
26,157
$
-
$
-
$
26,157
[1]
Refer to Note 21 to the Consolidated Financial Statements

for the fair value by class of financial asset and its hierarchy level.
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

18

to

the

Consolidated

Financial

Statements

for

the

notional

amount

of

commitments

to

extend

credit,

which
represents the unused portion of

credit facilities granted to customers,

and letters of credit,

which represent the contractual amount
that

is

required

to

be

paid

in

the

event

of

nonperformance,

at

September

30,

2025

and

December 31,

2024.

The

fair

value

of
commitments to

extend credit

and letters

of credit,

which are

based on

the fees

charged to

enter into

those agreements,

are not
material to Popular’s financial statements.

Note 23 – Net income per common share
The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and nine months ended September 30, 2025 and 2024:

Quarters ended September 30, Nine months ended September 30,
(In thousands, except per share information) 2025 2024 2025 2024
Net income $
211,317
$
155,323
$
599,259
$
436,395
Preferred stock dividends
(353)
(353)
(1,059)
(1,059)
Net income applicable to common stock $
210,964
$
154,970
$
598,200
$
435,336
Average common shares outstanding
67,058,260
71,807,136
68,121,447
71,882,273
Average potential dilutive common shares

35,554
21,266
22,239
29,880
Average common shares outstanding - assuming dilution
67,093,814
71,828,402
68,143,686
71,912,153
Basic EPS $
3.15
$
2.16
$
8.78
$
6.06
Diluted EPS $
3.14
$
2.16
$
8.78
$
6.05
For the quarters

and nine months

ended September 30,

2025 and 2024,

the Corporation calculated the

impact of potential

dilutive
common shares under the treasury stock method, consistent with the method used for the preparation of the financial statements for
the year

ended December

31, 2024.

For a

discussion of

the calculation

under the

treasury stock

method, refer

to Note

30 of

the
Consolidated Financial Statements included in the

2024 Form 10-K.

Note 24 – Revenue from contracts with customers
The

following

table

presents

the

Corporation’s

revenue

streams

from

contracts

with

customers

by

reportable

segment

for

the
quarters and nine months ended September 30,

2025 and 2024.

Quarter ended September 30, Nine months ended September 30,
(In thousands) 2025 2025
BPPR Popular U.S. BPPR Popular U.S.
Service charges on deposit accounts $
36,392
$
2,685
$
109,042
$
7,915
Other service fees:
Debit card fees
27,868
216
81,809
625
Insurance fees, excluding reinsurance
9,449
1,772
25,849
5,682
Credit card fees, excluding late fees and membership

fees

27,846
301
81,376
1,040
Sale and administration of investment products
9,459
-
27,490
-
Trust fees
7,279
-
20,789
-
Total revenue from

contracts with customers [1]
$
118,293
$
4,974
$
346,355
$
15,262
[1] The amounts include intersegment transactions of $
0.6

million and $
1.8

million, respectively, for the

quarter and nine months ended September 30,

2025.
Quarter ended September 30, Nine months ended September 30,
(In thousands) 2024 2024
BPPR Popular U.S. BPPR Popular U.S.
Service charges on deposit accounts $
35,699
$
2,616
$
105,770
$
7,513
Other service fees:
Debit card fees [2]
25,997
200
78,308
599
Insurance fees, excluding reinsurance
11,702
1,684
33,966
5,130
Credit card fees, excluding late fees and membership

fees [2]
26,189
379
76,828
1,205
Sale and administration of investment products
8,387
-
23,664
-
Trust fees
6,902
-
20,810
-
Total revenue from

contracts with customers [1]
$
114,876
$
4,879
$
339,346
$
14,447
[1] The amounts include intersegment transactions of $
0.6

million and $
3.9

million, respectively, for the

quarter and nine months ended September 30,

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

Note 25 - Stock-based compensation
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
The

following

table

summarizes

the

restricted

stock

and

performance

shares

activity

under

the

Incentive

Plan

for

members

of
management.

(Not in thousands) Shares
Weighted-Average
Grant Date Fair
Value
Non-vested at December 31, 2023
299,896
$
58.20
Granted
242,474
86.62
Performance Shares Quantity Adjustment
(18,650)
87.79
Vested

(267,873)
74.26
Forfeited
(7,939)
50.68
Non-vested at December 31, 2024
247,908
$
66.86
Granted
225,928
100.32
Performance Shares Quantity Adjustment
43,961
91.54
Vested

(281,558)
90.26
Forfeited
(5,515)
60.68
Non-vested at September 30, 2025
230,724
$
75.82
During the quarter ended September 30,

2025,
no

shares of restricted stock (September

30, 2024 –
928

shares of restricted stock)
were awarded to management under the Incentive Plan. During the quarters ended September 30, 2025 and

2024,
no

performance
shares

were

awarded

to

management

under

the

Incentive

Plan.

During

the

nine

months

ended

September

30,

2025,
194,268
shares of

restricted stock (September

30, 2024

–
176,519

shares of

restricted stock) and
31,660

performance shares (September
30, 2024 -
65,225

performance shares) were awarded to management

under the Incentive Plan.

During

the

quarter

ended

September

30,

2025,

the

Corporation

recognized

$
2.1

million

of

restricted

stock

expense

related

to
management

incentive

awards,

with

a

tax

benefit

of

$
0.4

million

(September

30,

2024

-

$
1.8

million,

with

a

tax

benefit

of

$
0.4
million).

For

the

nine

months

ended

September

30,

2025,

the

Corporation recognized

$
16.4

million

of

restricted

stock

expense
related to management incentive awards, with a tax

benefit of $
2.1

million (September 30, 2024 - $
12.3

million, with a tax benefit of
$
2.0

million). For the nine months ended

September 30, 2025, the fair market

value of the restricted stock

and performance shares
vested was $
20.0

million on the grant date and

$
27.4

million at vesting date. This

differential triggered a windfall of $
2.7

million that
was recorded

as a

reduction on

income tax

expense. During

the quarter

ended September

30, 2025,

the Corporation

recognized
$
(1.0)

million

of

performance

shares

expense/(credit),

with

a

tax

benefit

of

$
(0.1)

million

due

to

performance

shares

target
adjustment (September 30, 2024

- $
(0.5)

million, with a

tax benefit of

$
(32)

thousand).

For the nine

months ended September

30,
2025, the

Corporation recognized

$
3.2

million

of

performance shares

expense, with

a tax

benefit of

$
0.3

million

(September 30,
2024 -

$
3.5

million, with

a tax

benefit of

$
0.2

million).

The total

unrecognized compensation cost

related to

non-vested restricted
stock awards and performance shares to members of management at

September 30, 2025 was $
14.6

million and is expected to be
recognized over a weighted-average period of
1.58

years.
The following table summarizes the restricted stock

activity under the Incentive Plan for members of

the Board of Directors:

(Not in thousands) RSUs / Restricted stock
Weighted-Average Grant
Date Fair Value per Unit
Non-vested at December 31, 2023
-
$
-
Granted
25,462
89.51
Vested

(25,462)
89.51
Forfeited
-
-
Non-vested at December 31, 2024
-
$
-
Granted
23,310
100.14
Vested

(4,197)
98.52
Forfeited
-
-
Non-vested at September 30, 2025
19,113
$
100.49

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

During

the

quarter

ended

September

30,

2025,
1,260

RSUs

and
no

shares

of

restricted

stock

were

granted

to

the

Directors
(September

30,

2024

-
1,281

RSUs

and
no

shares

of

restricted

stock)

and

the

Corporation recognized

$
0.6

million

of

expense
related to these shares with

a tax benefit of $
0.1

million (September 30, 2024 - $
0.1

million with a tax benefit

of $
21

thousand). For
the

nine

months

ended September

30,

2025,

the

Corporation
granted
20,622

RSUs

and
2,688

shares

of

restricted stock

to

the
Directors (September 30, 2024 -
22,887

RSUs and
1,392

shares of unrestricted stock)

and the Corporation recognized $
1.3

million
of expense related

to these shares,

with a tax

benefit of $
0.2

million, (September 30, 2024

- $
2.2

million, with a

tax benefit of

$
0.4
million). The fair value at vesting

date of the RSUs vested

during the nine months ended September 30, 2025

for the Directors was
$
2.3

million.

Note 26 – Income taxes

The table below presents a reconciliation of

the statutory income tax rate to the effective income tax

rate:

Quarters ended
September 30, 2025 September 30, 2024
(In thousands)
Amount

% of pre-tax
income

Amount
% of pre-tax
income
Computed income tax expense at statutory rates

$
92,733
37.5
% $
74,169
37.5
%
Net benefit of tax exempt income
(51,732)
(20.9)
(29,055)
(13.3)
Effect of income subject to preferential tax rate
(2,490)
(1.0)
(327)
-
Deferred tax asset valuation allowance
2,748
1.1
451
-
Difference in tax rates due to multiple jurisdictions
(6,212)
(2.5)
(6,764)
(3.1)
State and local taxes
2,717
1.1
3,429
0.4
Others
(1,794)
(0.8)
560
-
Income tax expense $
35,970
14.5
% $
42,463
21.5
%

Nine months ended
September 30, 2025 September 30, 2024
(In thousands)
Amount

% of pre-tax
income

Amount
% of pre-tax
income

Computed income tax expense at statutory rates

$
273,066
37.5
% $
215,582
37.5
%
Net benefit of tax exempt income
(137,061)
(18.8)
(91,035)
(15.8)
Effect of income subject to preferential tax rate
(4,009)
(0.6)
(475)
(0.1)
Deferred tax asset valuation allowance
10,680
1.5
2,779
0.5
Difference in tax rates due to multiple jurisdictions
(11,469)
(1.6)
(11,893)
(2.1)
Other tax benefits
-
-
(4,500)
(0.8)
Tax on intercompany

distributions
[1]
-
-
24,325
4.2
U.S., States, and local taxes
7,167
1.0
6,669
1.2
Others
(9,456)
(1.3)
(2,962)
(0.5)
Income tax expense $
128,918
17.7
% $
138,490
24.1
%
[1]
Includes $
16.5

million of out-of-period adjustment recorded during the

first quarter of 2024.
Deferred income taxes reflect the

net tax effects

of temporary differences between the

carrying amounts of assets and

liabilities for
financial reporting

purposes and

their tax

bases. Significant

components of

the Corporation’s

deferred tax

assets and

liabilities at
September 30, 2025, and December 31, 2024,

were as follows:

September 30, 2025

(In thousands)
PR US Total
Deferred tax assets:
Tax credits available

for carryforward
$
4,861
$
38,382
$
43,243
Net operating loss and other carryforward available

60,370
584,546
644,916
Postretirement and pension benefits
28,228
-
28,228
Allowance for credit losses
249,065
28,482
277,547
Deferred loan origination fees/cost
4,533
(2,844)
1,689
Depreciation
7,700
7,742
15,442
FDIC-assisted transaction
152,665
-
152,665
Lease liability
28,040
18,572
46,612
Unrealized net loss on investment securities
179,530
14,083
193,613
Difference in outside basis from pass-through entities
53,182
-
53,182
Mortgage Servicing Rights
15,051
-
15,051
Other temporary differences
33,698
8,555
42,253
Total gross deferred

tax assets
816,923
697,518
1,514,441
Deferred tax liabilities:
Intangibles
91,503
55,023
146,526
Right of use assets
25,509
16,666
42,175
Loans acquired
17,244
-
17,244
Other temporary differences
7,476
429
7,905

Total gross deferred

tax liabilities
141,732
72,118
213,850
Valuation allowance
78,134
386,914
465,048
Net deferred tax asset $
597,057
$
238,486
$
835,543

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
837.3

million in net

deferred tax assets in

the “Other assets” caption

(December 31, 2024

- $
926.3

million)
and $
1.8

million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2024 - $
1.6

million), reflecting the aggregate
deferred tax

assets or

liabilities of

individual tax-paying

subsidiaries

of the

Corporation in

their

respective tax

jurisdiction, Puerto
Rico or the United States.

At September 30, 2025, the net deferred tax

assets of the U.S. operations amounted to $
625.4

million with a valuation allowance of
$
386.9

million, for

net

deferred tax

assets

after valuation

allowance of

$
238.5

million. The

Corporation evaluates

on

a

quarterly
basis the

realization of

the deferred

tax asset

by taxing

jurisdiction.

The U.

S. operations

sustained profitability

for the

last three
years.

These historical financial results are objectively verifiable positive evidence, evaluated together with the positive evidence of
stable credit

metrics. On

the other

hand, the

Corporation evaluated

the negative

evidence accumulated

over the

years, including
financial results

lower than

expectations and

challenges to

the economy

due to

inflationary pressures

that could

stem from

U. S.
tariff policies and

global geopolitical challenges,

in addition to

the economic effect

of cuts in

federal government spending and

the
length of the federal budget

impasse that could negatively impact U.

S. operations’ achieving expected pre-tax income

levels in the
near future.

As of September 30, 2025, after weighting all positive and negative evidence, the Corporation concluded that it is more likely than not that $
238.5

million of the deferred tax assets from

the U.S. operations, comprised mainly of net

operating losses, will
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
At September 30, 2025,

the Corporation’s net deferred

tax assets related to

its Puerto Rico operations amounted

to $
597.1

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

in

future

years.

This

objectively

verifiable

negative

evidence is

considered

by

Management strong

negative

evidence that
suggests that

income in

future years

will be

insufficient to

support the

realization of

all deferred

tax assets.

After weighting

of all
positive

and

negative evidence

Management concluded,

as

of

the reporting

date,

that

it

is

more

likely

than

not that

the

Holding
Company will not be

able to realize any

portion of the deferred tax

assets. Accordingly, the

Corporation has maintained a valuation
allowance on the deferred tax assets of $
78.1

million as of September 30, 2025.
The reconciliation of unrecognized tax benefits, excluding

interest, was as follows:

(In millions) 2025 2024
Balance at

January 1
$
1.5
$
1.5
Balance at

March 31
$
1.5
$
1.5
Balance at

June 30
$
1.5
$
1.5
Balance at September 30 $
1.5
$
1.5
At September

30, 2025,

the total

amount of

accrued interest

recognized in

the statement

of financial

condition amounted

to $
2.5
million (December 31, 2024 - $
2.4

million). Management determined that at September 30,

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
3.0

million at September 30, 2025 (December

31,
2024 - $
3.0

million).
The amount of

unrecognized tax benefits

may increase or

decrease in the

future for various

reasons including adding amounts

for
current

tax

year

positions,

expiration

of

open

income

tax

returns

due

to

the

statutes

of

limitation,

changes

in

Management’s
judgment about

the level

of uncertainty,

status of

examinations, litigation

and legislative

activity and

the addition

or elimination

of
uncertain tax positions.

The Corporation does not

anticipate a reduction

in the total

amount of unrecognized tax

benefits within the
next 12 months.

The

Corporation and

its subsidiaries

file

income tax

returns in

Puerto

Rico, the

U.S. federal

jurisdiction, various

U.S. states

and
political subdivisions, and foreign jurisdictions. At September 30, 2025, the following years remain subject to examination in the U.S.
Federal jurisdiction: 2022 and thereafter; and in

the Puerto Rico jurisdiction, 2018 and thereafter.

Note 27 – Supplemental disclosure on the consolidated

statements of cash flows
Additional disclosures on cash flow information and

non-cash activities for the nine months ended

September 30, 2025 and
September 30, 2024 are listed in the following table:

(In thousands) September 30, 2025 September 30, 2024
Non-cash activities:

Loans transferred to other real estate
$
20,915
$
34,756

Loans transferred to other property
66,838
61,447

Total loans transferred

to foreclosed assets
87,753
96,203

Loans transferred to other assets
37,338
37,495

Financed sales of other real estate assets
5,234
8,551

Financed sales of other foreclosed assets
43,032
39,283

Total financed sales

of foreclosed assets
48,266
47,834

Financed sale of premises and equipment
41,746
59,628

Transfers from loans held-in-portfolio to

loans held-for-sale
5,739
7,505

Transfers from loans held-for-sale to loans

held-in-portfolio
1,792
5,084

Loans securitized into investment securities
[1]
6,852
11,162

Trades receivable from brokers and counterparties
9,125
4,983

Trades payable to brokers and counterparties
306,775
3,540

Net change in receivables from investments maturities
13,861
176,000

Recognition of mortgage servicing rights on securitizations

or asset transfers
675
998

Loans booked under the GNMA buy-back option
5,349
2,836

Capitalization of lease right of use asset
33,276
2,553
[1]
Includes loans securitized into trading securities and subsequently sold before quarter end.
The following table provides a reconciliation of

cash and due from banks, and restricted cash

reported within the Consolidated
Statement of Financial Condition that sum to the total of

the same such amounts shown in the Consolidated

Statement of Cash
Flows.

(In thousands) September 30, 2025 September 30, 2024
Cash and due from banks $
370,684
$
418,168
Restricted cash and due from banks
6,395
9,426
Restricted cash in money market investments
10,180
8,072
Total cash and due

from banks, and restricted cash
[2] $
387,259
$
435,666
[2]

Refer to Note 4 - Restrictions on cash and due from banks

and certain securities for nature of restrictions.

Note 28 – Segment reporting
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

2025
For the quarter ended September 30, 2025
Intersegment

(In thousands) BPPR Popular U.S. Eliminations
Interest income $
765,204
$
201,327
$
(423)
Interest expense
214,489
96,124
(423)
Net interest income
550,715
105,203
-
Provision for credit losses
73,326
1,833
-
Non-interest income

150,619
6,888
-
Personnel costs
170,524
28,451
-
Professional fees
12,764
2,643
-
Technology and

software expenses
67,146
9,977
-
Processing and transactional services
37,794
607
-
Amortization of intangibles
240
144
-
Goodwill impairment charge
-
13,000
-
Depreciation expense
10,759
2,439
-
Other operating expenses
[1]
113,649
26,463
-
Total operating

expenses
412,876
83,724
-
Income before income tax
215,132
26,534
-
Income tax expense
26,104
8,732
-
Net income $
189,028
$
17,802
$
-
Segment assets $
59,771,004
$
14,940,858
$
(50,833)
For the quarter ended September 30, 2025
Reportable

(In thousands) Segments Corporate Eliminations
Total Popular,

Inc.
Interest income $
966,108
$
1,373
$
(832)
$
966,649
Interest expense
310,190
10,786
(832)
320,144
Net interest income (expense)
655,918
(9,413)
-
646,505
Provision for credit losses (benefit)
75,159
(34)
-
75,125
Non-interest income
157,507
15,330
(1,642)
171,195
Personnel costs
198,975
34,013
-
232,988
Professional fees
15,407
10,682
(281)
25,808
Technology and

software expenses
77,123
9,994
-
87,117
Processing and transactional services
38,401
7
-
38,408
Amortization of intangibles
384
-
-
384

Goodwill impairment charge
13,000
-
-
13,000
Depreciation expense
13,198
384
-
13,582
Other operating expenses [1]
140,112
(54,815)
(1,297)
84,000
Total operating

expenses
496,600
265
(1,578)
495,287
Income before income tax
241,666
5,686
(64)
247,288
Income tax expense
34,836
1,120
15
35,971
Net income $
206,830
$
4,566
$
(79)
$
211,317
Segment assets $
74,661,029
$
5,772,344
$
(5,367,575)
$
75,065,798
[1]
Other operating expenses includes net occupancy expenses,

equipment expense, excluding depreciation, other operating taxes, communications expense, business promotion expenses, deposit insurance costs and OREO expenses.

For the nine months ended September 30, 2025
Intersegment

(In thousands) BPPR Popular U.S. Eliminations
Interest income $
2,245,804
$
583,387
$
(3,145)
Interest expense
634,722
283,048
(3,145)
Net interest income
1,611,082
300,339
-
Provision for credit losses
169,290
18,975
-
Non-interest income

433,809
20,452
-
Personnel costs
486,602
81,280
-
Professional fees
38,848
7,832
-
Technology and

software expenses
195,523
30,410
-
Processing and transactional services
112,249
1,786
-
Amortization of intangibles
822
544
-
Goodwill impairment charge
-
13,000
-
Depreciation expense
30,797
6,902
-
Other operating expenses [1]
374,407
80,103
-
Total operating

expenses
1,239,248
221,857
-
Income before income tax
636,353
79,959
-
Income tax expense
96,803
24,734
-
Net income $
539,550
$
55,225
$
-
Segment assets $
59,771,004
$
14,940,858
$
(50,833)
For the nine months ended September 30, 2025
Reportable Total
(In thousands)

Segments
Corporate Eliminations Popular, Inc.
Interest income $
2,826,046
$
4,487
$
(3,014)
$
2,827,519
Interest expense
914,625
32,257
(3,014)
943,868
Net interest income (expense)
1,911,421
(27,770)
-
1,883,651
Provision for credit losses (benefit)
188,265
(118)
-
188,147
Non-interest income
454,261
40,466
(2,994)
491,733
Personnel costs
567,882
107,174
-
675,056
Professional fees
46,680
34,926
(865)
80,741
Technology and

software expenses
225,933
29,548
-
255,481
Processing and transactional services
114,035
15
-
114,050
Amortization of intangibles
1,366
-
-
1,366
Goodwill impairment charge
13,000
-
-
13,000
Depreciation expense
37,699
1,202
-
38,901
Other operating expenses [1]
454,510
(171,398)
(2,647)
280,465
Total operating

expenses
1,461,105
1,467
(3,512)
1,459,060
Income before income tax
716,312
11,347
518
728,177
Income tax expense
121,537
7,072
309
128,918
Net income $
594,775
$
4,275
$
209
$
599,259
Segment assets $
74,661,029
$
5,772,344
$
(5,367,575)
$
75,065,798
[1]
Other operating expenses includes net occupancy expenses,

equipment expense, excluding depreciation, other operating taxes, communications expense, business promotion expenses, deposit insurance costs and OREO expenses.

2024
For the quarter ended September 30, 2024
Intersegment

(In thousands) BPPR

Popular U.S.
Eliminations
Interest income $
743,936
$
195,102
$
(2,345)
Interest expense
255,928
101,974
(2,345)
Net interest income
488,008
93,128
-
Provision for credit losses (benefit)
77,514
(6,066)
-
Non-interest income

149,050
6,789
-
Personnel costs
149,563
26,372
-
Professional fees
14,490
2,821
-
Technology and

software expenses
67,778
9,959
-
Processing and transactional services
33,775
542
-
Amortization of intangibles
394
310
-
Depreciation expense
13,023
2,063
-
Other operating expenses
[1]
124,621
22,662
-
Total operating

expenses
403,644
64,729
-
Income before income tax
155,900
41,254
-
Income tax expense
30,064
12,472
-
Net income $
125,836
$
28,782
$
-
Segment assets $
56,906,693
$
14,306,045
$
(260,464)
For the quarter ended September 30, 2024
Reportable

(In thousands) Segments Corporate Eliminations
Total Popular,

Inc.
Interest income
936,693
2,098
(1,343)
937,448
Interest expense
355,557
10,761
(1,343)
364,975
Net interest income (expense) $
581,136
$
(8,663)
$
-
$
572,473
Provision for credit losses (benefit)
71,448
-
-
71,448
Non-interest income

155,839
8,876
(633)
164,082
Personnel costs
175,935
25,921
-
201,856
Professional fees
17,311
9,584
(187)
26,708
Technology and

software expenses
77,737
10,715
-
88,452
Processing and transactional services
34,317
3
-
34,320
Amortization of intangibles
704
-
-
704
Depreciation expense
15,086
385
-
15,471
Other operating expenses
[1]
147,283
(46,614)
(859)
99,810
Total operating

expenses
468,373
(6)
(1,046)
467,321
Income before income tax
197,154
219
413
197,786
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

For the nine months ended September 30, 2024
Intersegment
(In thousands) BPPR Popular U.S.

Eliminations
Interest income $
2,195,266
$
564,580
$
(8,254)
Interest expense
745,672
300,748
(8,254)
Net interest income
1,449,594
263,832
-
Provision for credit losses
188,576
1,806
-
Non-interest income

447,073
19,909
(56)
Personnel costs
448,253
79,578
-
Professional fees
41,426
9,454
(56)
Technology and

software expenses
191,218
28,643
-
Processing and transactional services
105,866
1,730
-
Amortization of intangibles
1,302
931
-
Depreciation expense
39,349
6,210
-
Other operating expenses [1]
383,500
77,902
-
Total operating

expenses
1,210,914
204,448
(56)
Income before income tax
497,177
77,487
-
Income tax expense
92,810
23,917
-
Net income $
404,367
$
53,570
$
-
Segment assets $
56,906,693
$
14,306,045
$
(260,464)
For the nine months ended September 30, 2024
Reportable Total
(In thousands)

Segments
Corporate Eliminations Popular, Inc.
Interest income $
2,751,592
$
10,287
$
(8,383)
$
2,753,496
Interest expense
1,038,166
32,184
(8,383)
1,061,967
Net interest income (expense)
1,713,426
(21,897)
-
1,691,529
Provision for credit losses (benefit)
190,382
458
-
190,840
Non-interest income
466,926
31,314
(4,034)
494,206
Personnel costs
527,831
86,826
-
614,657
Professional fees
50,824
43,312
(766)
93,370
Technology and

software expenses
219,861
27,805
-
247,666
Processing and transactional services
107,596
14
-
107,610
Amortization of intangibles
2,233
-
-
2,233
Depreciation expense
45,559
1,161
-
46,720
Other operating expenses [1]
461,402
(150,953)
(2,695)
307,754
Total operating

expenses
1,415,306
8,165
(3,461)
1,420,010
Income before income tax
574,664
794
(573)
574,885
Income tax expense (benefit)
116,727
21,921
(158)
138,490
Net income $
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

banking operations of BPPR

are primarily based in

Puerto Rico, where it

has the largest retail

banking franchise.
BPPR

also

conducts

banking

operations

in

the

U.S.

Virgin

Islands,

the

British

Virgin

Islands

and

New

York.

BPPR’s

banking
operations in

the mainland

United States

include commercial

lending activities

in addition

to

periodic loan

participations with

PB.
During the nine months ended September 30, 2025, BPPR participated in loans originated by PB totaling $
29

million (2024 - did
no
t
participate). Total

assets for

the BPPR

segment related

to its

operations in the

United States

amounted to

$
1.4

billion (December
31, 2024

- $
1.6

billion), including $
103

million in

multifamily loans (December

31, 2024

- $
104

million), $
421

million in commercial
real estate loans (December 31, 2024 - $
588

million), $
707

million in C&I loans (December 31, 2024 - $
685

million), and $
54

million
in unsecured

personal loans

(December 31,

2024 -

$
113

million). During

the nine

months ended

September 30,

2025, the

BPPR
segment generated $
75.6

million (September 30,

2024 - $
91.2

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
38.7

million in

revenues during

the nine

months ended

September 30,

2025
(September 30, 2024 - $
32.3

million) from its operations in the U.S. and

British Virgin Islands.

Geographic Information
Quarter ended Nine months ended
(In thousands) September 30, 2025 September 30, 2024 September 30, 2025 September 30, 2024
Revenues: [1]

Puerto Rico

$
654,274
$
582,953
$
1,900,467
$
1,735,035

United States
135,852
133,067
402,342
386,819

Other
27,574
20,535
72,575
63,881
Total consolidated

revenues

$
817,700
$
736,555
$
2,375,384
$
2,185,735
[1]
Total revenues include

net interest income, service charges on deposit accounts,

other service fees, mortgage banking activities, net

gain (loss),
including impairment, on equity securities, net gain on trading account debt securities, adjustments to indemnity reserves

on loans sold, and
other operating income.

Selected Balance Sheet Information:
(In thousands) September 30, 2025 December 31, 2024
Puerto Rico

Total assets $
57,492,551
$
55,888,211

Loans
25,362,400
24,154,610

Deposits
52,929,118
52,099,309
United States

Total assets $
16,279,331
$
15,890,339

Loans
12,815,827
12,431,859

Deposits
11,861,212
11,030,879
Other

Total assets $
1,293,916
$
1,266,833

Loans
516,714
526,606

Deposits
[1]
1,723,074
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

retail and
commercial

banking

services,

as

well

as

equipment

leasing

and

financing,

through

its

New

York-chartered

banking

subsidiary,
Popular

Bank

(“PB”

or

“Popular

U.S.”),

which

has

branches

located

in

New

York,

New

Jersey

and

Florida.

Note

28

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
The Corporation’s common stock is traded on the NASDAQ

Global Select Market under the symbol BPOP.
OVERVIEW
Financial highlights for the quarter ended September 30,

2025
The Corporation’s

net income for

the quarter

ended September 30,

2025 amounted to

$211.3

million, an

increase of

$56.0 million
when compared to a

net income of $155.3 million

for the quarter ended September

30, 2024. Higher net

income was mainly driven
by higher net interest income, offset in part by an increase in operating expense.

Financial highlights for the quarter ended September 30,

2025 include:
●

Net

interest

income

amounted

to

$646.5

million,

an

increase

of

$74.0

million

when

compared

to

the

quarter

ended
September 30,

2024, driven

by lower cost

of deposits,

investments in U.S.

Treasury securities

at higher yields

and loan
growth.

Net interest income on

a taxable equivalent basis for

the third quarter of

2025 was $720.8 million,

an increase of
$107.9

million.

Net

interest

margin

expanded

by

27

bps

to

3.51%.

On

a

taxable

equivalent

basis,

net

interest

margin
expanded by 43 basis points to 3.90%.

●

The provision for

credit losses amounted to

$75.1 million for the

quarter ended September 30,

2025, an increase of

$3.7
million

when compared

to

the

quarter

ended

September

30,

2024,

driven

by

higher

reserves

in

the

commercial

loans

portfolio, mainly due to two unrelated NPL inflows during the quarter, partially offset by a lower provision for the consumer
loans portfolio due to improvements in credit quality.

●

Non-interest

income

amounted

to

$171.2

million,

an

increase

of

$7.1

million

when

compared

to

the

quarter

ended
September 30, 2024, mainly driven by

higher credit and debit card fee income,

a favorable valuation adjustment of equity
securities held for deferred compensation plans, higher other operating income due to a retroactive charge to a tenant

for
energy supplied in prior years, and higher investment

management fees.
●

Operating expenses amounted to $495.3 million for

the quarter, reflecting

an increase of $28.0 million when

compared to
the quarter ended September 30, 2024.

The increase was mainly driven by

higher personnel costs, primarily due to profit
sharing

accrual

and

higher

incentives,

and

a

non-cash

goodwill

impairment

charge

related

to

our

U.S.

based

leasing
subsidiary,

partially offset by lower insurance claims and operational

losses reserves and lower equipment expenses.
●

Income tax expense

of $36.0 million with

an effective tax

rate (“ETR”) of

14.5% during the

quarter ended September 30,
2025, compared

to an

income tax

expense of

$42.5 million

with an

ETR of

21.5% for

the quarter

ended September

30,
2024 due to higher tax-exempt income and tax

credit purchases during 2025.
●

At September 30,

2025, the Corporation’s

total assets amounted

to $75.1 billion,

compared to $73.0

billion at December
31,

2024.

The

increase

of

$2.1

billion

is

primarily

due

to

higher

balance

in

the

available-for-sale

(“AFS”)

securities
portfolio,

mainly

driven

by

higher

U.S.

Treasury

securities,

and

an

increase

across

most

loan

portfolios,

mainly

in
commercial,

mortgage,

and

construction,

partially

offset

by

lower

balance

in

the

money

market

investments,

held-to-
maturity (“HTM”) investment securities, and a decrease

in other assets.
●

Deposits amounted to $66.5 billion at September 30, 2025, an increase of $1.6 billion from December 31, 2024, driven by an increase in high-cost deposits,

mainly time deposits at PB, and P.R. public deposits.
●

Stockholders’ equity amounted to $6.1 billion at September 30, 2025,

compared to $5.6 billion at December 31, 2024. The
Corporation and

its

banking subsidiaries

continue to

be

well capitalized.

As

of

September

30,

2025, the

Corporation’s
tangible book value per common share was $79.12, an increase of $10.96 from December 31, 2024. The Common Equity
Tier 1 Capital ratio at September 30, 2025 was 15.79%,

compared to 16.03% at December 31, 2024.
Refer to Table 1 for selected financial data for the quarters ended September 30, 2025 and

September 30, 2024.

Table 1 - Financial Highlights
Financial Condition Highlights
Ending balances at

Average for the nine months ended
(In thousands)
September 30,
2025
December 31,
2024 Variance
September
30, 2025
September
30, 2024 Variance
Money market investments $ 4,754,391 $ 6,380,948 $ (1,626,557) $ 6,205,101 $ 6,663,967 $ (458,866)
Investment securities 28,371,673 26,244,977 2,126,696 28,758,022 27,701,911 1,056,111
Loans [1] 38,694,941 37,113,075 1,581,866 37,692,744 35,411,807 2,280,937
Earning assets 71,821,005 69,739,000 2,082,005 72,655,867 69,777,685 2,878,182
Total assets 75,065,798 73,045,383 2,020,415 75,776,756 72,851,597 2,925,159
Deposits 66,513,404 64,884,345 1,629,059 66,452,057 64,521,953 1,930,104
Borrowings 1,246,807 1,176,126 70,681 1,145,836 1,039,130 106,706
Total liabilities 68,950,126 67,432,317 1,517,809 68,584,814 66,530,111 2,054,703
Stockholders’ equity 6,115,672 5,613,066 502,606 7,191,941 6,321,486 870,455
Note: Average balances exclude unrealized gains or losses on debt securities available-for-sale and the unrealized loss related to certain securities transferred from available-for-
sale to held-to-maturity.

Operating Highlights Quarters ended September 30, Nine months ended September 30,
(In thousands, except per share information) 2025 2024 Variance 2025 2024 Variance
Net interest income

$ 646,505 $ 572,473 $ 74,032 $ 1,883,651 $ 1,691,529 $ 192,122
Provision for credit losses

(benefit)
75,125 71,448 3,677 188,147 190,840 (2,693)
Non-interest income 171,195 164,082 7,113 491,733 494,206 (2,473)
Operating expenses 495,287 467,321 27,966 1,459,060 1,420,010 39,050
Income before income tax 247,288 197,786 49,502 728,177 574,885 153,292
Income tax expense 35,971 42,463 (6,492) 128,918 138,490 (9,572)
Net income $ 211,317 $ 155,323 $ 55,994 $ 599,259 $ 436,395 $ 162,864
Net income applicable to common stock $ 210,964 $ 154,970 $ 55,994 $ 598,200 $ 435,336 $ 162,864
Net income per common share – basic $ 3.15 $ 2.16 $ 0.99 $ 8.78 $ 6.06 $ 2.72
Net income per common share – diluted $ 3.14 $ 2.16 $ 0.98 $ 8.78 $ 6.05 $ 2.73
Dividends declared per common share $ 0.75 $ 0.62 $ 0.13 $ 2.15 $ 1.86 $ 0.29
Quarters ended September 30, Nine months ended September 30,
Selected Statistical Information 2025 2024 2025 2024
Common Stock Data

End market price
$ 129.10 100.27 $ 129.10 100.27

Book value per common share at period end
91.00 80.35 91.00 80.35
Profitability Ratios

Return on assets
1.09% 0.84% 1.06% 0.79%

Return on common equity
11.60 8.82 11.15 8.43

Net interest spread (non-taxable equivalent basis)
2.87 2.43 2.81 2.41

Net interest spread (taxable equivalent) - Non-GAAP
3.26 2.66 3.18 2.65

Net interest margin (non-taxable equivalent basis)
3.51 3.24 3.46 3.20

Net interest margin (taxable equivalent) - Non-GAAP
3.90 3.47 3.83 3.44
Capitalization Ratios

Average equity to average assets
9.46% 8.86% 9.49% 8.68%

Common equity Tier 1 capital
15.79 16.42 15.79 16.42

Tangible common

book value per common share (non-GAAP)
[2] 79.12 69.04 79.12 69.04

Return on average tangible common equity
[2] 13.06 9.98 12.57 9.56

Tier I capital

15.84 16.48 15.84 16.48

Total capital
17.58 18.24 17.58 18.24

Tier 1 leverage
8.48 8.67 8.48 8.67
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

ended September

30, 2024.

There were

no non-GAAP
adjustments for the nine months ended September

30, 2025.

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
nine months

ended September

30,

2025, as

compared with

the same

period in

2024, segregated

by major

categories of

interest
earning assets and interest-bearing liabilities.
The

main

sources

of

tax-exempt

interest

income

are

certain

loans

and

investments

in

obligations

of

the

U.S.

Government,

its
agencies and sponsored entities, and

certain obligations of the

Commonwealth of Puerto Rico and

its agencies and assets

held by
the Corporation’s international

banking entities. On

tables 3 and

4, the interest

income has been

converted to a

taxable equivalent
basis, using the applicable statutory income tax rates for each period net of interest expense that the Puerto Rico tax law requires to be disallowed, based on an equal proportion of tax-exempt assets to total assets, and by an allocation of general and administrative expenses attributable to exempt income, reducing the benefit of the tax-exempt income. The effective yield, on a

taxable equivalent
basis, will

vary depending on

the level

of these

expenses that are

attributable to

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
Table

10 provides

a reconciliation of

total stockholders’ equity

to tangible common

equity and total

assets to tangible

assets as

of
September 30, 2025 and December 31, 2024.

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
STATEMENT

OF OPERATIONS ANALYSIS
NET INTEREST INCOME
Net interest income (“NII”)

for the quarter ended

September 30, 2025 was

$646.5 million an increase of

$74.0 million, compared to
the same quarter in 2024. The increase in net interest income was supported by lower cost of deposits, mainly P.R.

public deposits,
higher income from investments in U.S. Treasury securities at higher yields, and from loan growth. Net interest income on a taxable
equivalent basis for the third quarter of 2025

was $720.8 million, an increase of $107.9

million.
Net interest margin

(“NIM”) for the

quarter was 3.51%,

an increase of

27 basis points

when compared to the

third quarter of

2024.
On a

taxable equivalent

basis, net

interest margin

for the

third quarter

of 2025

was 3.90%,

an increase

of 43

basis points

when
compared to the third quarter of 2024, driven

by higher level of tax-exempt securities and loans. NIM expansion, when compared to
the same quarter of

the previous year,

was mainly attributable to

lower deposit costs driven

as a result of

the repricing of high-cost
deposits that

are market-linked,

mainly those

of P.R.

public deposits,

and higher

yields on

U.S. Treasury

securities. Total

cost of
deposits decreased 37 basis points to 1.79%.
On a taxable equivalent basis, the main drivers of

the increase for the third quarter of 2025 were:
●

higher income from investment securities and money market investments by $17.5 million, mainly driven by higher income
from

U.S. Treasury

securities

by

$49.3

million

or

57

basis

points, due

to

higher

re-investment activity

at

higher yields
partially offset

by lower

income from

money market

securities by

$29.2 million

as a

result of

the deployment

of funds

to
loan growth

and the

purchase of

U.S. Treasury

securities. During

the third

quarter of

2025, the

Corporation purchased
approximately

$2.5

billion

of

U.S.

Treasury

notes

with

an

average duration

of

1.4

years

and

a

yield

of

approximately
3.65%, through a combination

of approximately $1.0 billion

in maturing U.S. Treasuries

and a reduction of

approximately
$1.5 billion in overnight Fed funds;
●

higher

income

from

loans

by

$45.6

million

driven

by

loan

growth

most

notably

in

the

commercial,

construction

and
mortgage portfolios, including certain

tax-exempt loans in BPPR,

partially offset by

lower yields by

7 basis points,

mainly
from adjustable rate commercial and construction portfolios

due to short-term market rates decline; and
●

lower interest expense on

deposits by $47.6 million, or

37 basis points, when compared

to the same period

in 2024. The
cost of

interest-bearing deposits

decreased by

52 basis

points, mainly

due to

the repricing

of market-linked

P.R.

public
deposits

which

decreased

by

105

basis

points

to

3.19%,

and

a

decrease

in

the

cost

of

deposits

in

Popular

U.S.,
particularly in time deposits and those captured through

online channels.

Table 3 - Analysis of Levels & Yields

on a Taxable Equivalent Basis

(Non-GAAP)
Quarter ended September 30,
Variance
Average Volume Average Yields / Costs Interest Attributable to
2025 2024 Variance 2025 2024

Variance
2025 2024 Variance Rate Volume
(In millions) (In thousands)
$ 5,990 $ 7,033 $ (1,043) 4.43% 5.43% (1.00) %
Money market
investments $ 66,867 $ 96,061 $ (29,194) $ (16,107) $ (13,087)
28,957 27,569 1,388 3.42 2.92 0.50 Investment securities [1] 249,071 202,317 46,754 32,970 13,784
28 30 (2) 5.43 5.87 (0.44)
Trading securities

391 436 (45) (31) (14)
Total money market,

investment and
trading
34,975 34,632 343 3.59 3.43 0.16 securities 316,329 298,814 17,515 16,832 683
Loans:
19,229 17,798 1,431 6.72 6.90 (0.18) Commercial 325,869 308,734 17,135 (7,239) 24,374
1,549 1,129 420 8.24 8.85 (0.61) Construction 32,184 25,102 7,082 (1,732) 8,814
1,981 1,851 130 7.26 6.97 0.29 Leasing 35,957 32,241 3,716 1,378 2,338
8,484 7,911 573 5.96 5.73 0.23 Mortgage 126,352 113,409 12,943 4,523 8,420
3,257 3,211 46 13.80 14.08 (0.28) Consumer 113,280 112,423 857 (787) 1,644
3,945 3,879 66 9.15 8.94 0.21 Auto 91,006 87,189 3,817 2,338 1,479
38,445 35,779 2,666 7.49 7.56 (0.07) Total loans 724,648 679,098 45,550 (1,519) 47,069
$ 73,420 $ 70,411 $ 3,009 5.63% 5.53% 0.10 % Total earning assets $ 1,040,977 $ 977,912 $ 63,065 $ 15,313 $ 47,752
Interest bearing
deposits:
$ 8,184 $ 7,387 $ 797 1.77% 2.04% (0.27) %
NOW and money
market $ 36,421 $ 37,857 $ (1,436) $ (4,891) $ 3,455
14,529 14,318 211 0.81 0.92 (0.11)
Savings

29,772 33,134 (3,362) (3,981) 619
8,825 8,366 459 3.16 3.45 (0.29) Time deposits 70,196 72,503 (2,307) (6,096) 3,789
20,766 19,468 1,298 3.19 4.24 (1.05)
P.R. public

deposits
167,043 207,491 (40,448) (52,899) 12,451
52,304 49,539 2,765 2.30 2.82 (0.52)
Total interest bearing
deposits 303,432 350,985 (47,553) (67,867) 20,314
14,846 14,968 (122)
Non-interest bearing
demand deposits
67,150 64,507 2,643 1.79 2.16 (0.37) Total deposits 303,432 350,985 (47,553) (67,867) 20,314
405 101 304 4.52 5.62 (1.10) Short-term borrowings 4,616 1,430 3,186 (267) 3,453
Other medium and

812 950 (138) 5.98 5.32 0.66 long-term debt 12,096 12,560 (464) 226 (690)
Total interest bearing
53,521 50,590 2,931 2.37 2.87 (0.50)
liabilities (excluding
demand deposits) 320,144 364,975 (44,831) (67,908) 23,077
Other sources of funds 5,053 4,853 200
$ 73,420 $ 70,411 $ 3,009 1.73% 2.06% (0.33) % Total source of funds $ 320,144 $ 364,975 $ (44,831) $ (67,908) $ 23,077
Net interest margin/
income on a taxable
equivalent basis (Non-
GAAP) 3.90% 3.47% 0.43% $ 720,833 $ 612,937 $ 107,896 $ 83,221 $ 24,675
3.26% 2.66% 0.60%

Net interest spread
Taxable equivalent
adjustment 74,328 40,464 33,864
Net interest margin/
income non-taxable
equivalent basis (GAAP)
3.51% 3.24% 0.27% $ 646,505 $ 572,473 $ 74,032
Note: The changes that are not due solely to volume or

rate are allocated to volume and rate based on the

proportion of the change in each category.
[1] Average balances exclude unrealized gains or losses

on debt securities available-for-sale and the unrealized

loss related to certain securities transferred from
available-for-sale to held-to-maturity.

Net Interest income

for the

nine-month period ended

September 30, 2025

was $1.9

billion, or $192.1

million higher than

the same
period in 2024.

Taxable

equivalent net interest

income was $2.1

billion, an increase

of $264.6 million

when compared to

the same
period in

2024. NIM

was 3.46%,

an increase

of 26

basis points

when compared

to 3.20%

in 2024.

NIM, on

a taxable

equivalent
basis, for the

nine months ended September

30, 2025 was

3.83%, an increase

of 39 basis

points compared to

the same period

of
2024.
The main drivers

of the variances

in net interest income

on a taxable equivalent

basis for the

nine-month period ended September
30, 2025 were:
●

higher income

from investment securities

and money market

investments by $29.3

million driven

by higher income

from
U.S. Treasury

securities by

$103.2 million mainly

due to

higher yields by

47 basis

points and higher

average volume

by
$1.1 billion,

as the

Corporation continues to

re-invest U.S.

Treasury Notes

maturities at

higher yields,

as well

as use

of
funds for

the purchase

of U.S.

Treasury

securities, partially

offset by

lower income

from money

market investments

by
$66.3

million,

or

102

basis

points,

mainly

due

money

market

investments lower

yield

due

to

the

decline

in

short-term
market rates and the use of

funds for loan growth and investments in U.S.

Treasury securities , as discussed above;
●

higher income from

loans by $117.2

million resulting from

higher average balances by

$2.3 billion, reflected across

most
portfolios, most notably in the commercial, construction and mortgage loan portfolios, partially offset by lower loan yield by three basis points driven by adjustable-rate construction

and commercial portfolios due to the decline

in market rates; and
●

lower deposit cost

by $124.1 million

mainly due to

the repricing of

market linked P.R.

public deposits, which

declined by
96 basis points, and the repricing of high-cost deposits

at Popular U.S.

Table 4 – Analysis of Levels & Yields

on a Taxable Equivalent Basis

from Continuing Operations (Non-GAAP)
Period ended September 30,
Variance
Average Volume Average Yields / Costs Interest Attributable to
2025 2024 Variance 2025 2024

Variance
2025 2024 Variance Rate Volume
(In millions) (In thousands)
$ 6,205 $ 6,664 $ (459) 4.45% 5.47% (1.02) %
Money market
investments $ 206,565 $ 272,893 $ (66,328) $ (48,483) $ (17,845)
28,729 28,271 458 3.28 2.88 0.40
Investment securities
[1] 705,879 610,341 95,538 79,281 16,257
29 30 (1) 5.74 5.02 0.72
Trading securities

1,237 1,114 123 155 (32)
Total money market,

investment and
trading
34,963 34,965 (2) 3.49 3.38 0.11 securities 913,681 884,348 29,333 30,953 (1,620)
Loans:
18,802 17,707 1,095 6.72 6.87 (0.15)
Commercial

945,330 910,241 35,089 (20,306) 55,395
1,440 1,064 376 8.19 8.97 (0.78) Construction 88,179 71,426 16,753 (6,722) 23,475
1,961 1,794 167 7.18 6.86 0.32 Leasing 105,650 92,292 13,358 4,501 8,857
8,331 7,818 513 5.89 5.67 0.22 Mortgage 368,141 332,626 35,515 13,125 22,390
3,224 3,209 15 14.10 13.94 0.16 Consumer 339,880 334,818 5,062 3,058 2,004
3,935 3,820 115 9.00 8.86 0.14 Auto 264,905 253,511 11,394 3,760 7,634
37,693 35,412 2,281 7.49 7.52 (0.03) Total loans 2,112,085 1,994,914 117,171 (2,584) 119,755
$ 72,656 $ 70,377 $ 2,279 5.57% 5.46% 0.11 % Total earning assets $ 3,025,766 $ 2,879,262 $ 146,504 $ 28,369 $ 118,135
Interest bearing
deposits:
$ 8,077 $ 7,558 $ 519 1.73% 2.00% (0.27) %
NOW and money
market $ 104,711 $ 113,405 $ (8,694) $ (14,883) $ 6,189
14,547 14,579 (32) 0.84 0.93 (0.09)
Savings

91,430 101,008 (9,578) (9,213) (365)
8,587 8,142 445 3.17 3.35 (0.18) Time deposits 203,909 204,014 (105) (11,631) 11,526
20,464 19,168 1,296 3.24 4.20 (0.96)
P.R. public

deposits
496,303 601,993 (105,690) (144,853) 39,163
51,675 49,447 2,228 2.32 2.76 (0.44)
Total interest bearing
deposits 896,353 1,020,420 (124,067) (180,580) 56,513
14,778 15,075 (297)
Non-interest bearing
demand deposits
66,453 64,522 1,931 1.80 2.11 (0.31) Total deposits 896,353 1,020,420 (124,067) (180,580) 56,513
333 89 244 4.55 5.65 (1.10)
Short-term
borrowings 11,342 3,748 7,594 (669) 8,263
Other medium and

835 975 (140) 5.79 5.18 0.61 long-term debt 36,173 37,799 (1,626) 3,875 (5,501)
Total interest bearing
52,843 50,511 2,332 2.39 2.81 (0.42)
liabilities (excluding
demand deposits) 943,868 1,061,967 (118,099) (177,374) 59,275
5,035 4,791 244
Other sources of
funds
$ 72,656 $ 70,377 $ 2,279 1.74% 2.02% (0.28) % Total source of funds $ 943,868 $ 1,061,967 $ (118,099) $ (177,374) $ 59,275
3.83% 3.44% 0.39%
Net interest margin/
income on a taxable
equivalent basis
(Non-GAAP)
$ 2,081,898 $ 1,817,295 $ 264,603 $ 205,743 $ 58,860
3.18% 2.65% 0.53 % Net interest spread
Taxable equivalent
adjustment 198,247 125,766 72,481
3.46% 3.20% 0.26%
Net interest margin/
income non-taxable
equivalent basis
(GAAP)
$ 1,883,651 $ 1,691,529 $ 192,122
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
For the

quarter ended September

30, 2025,

the Corporation

recorded a provision

for credit

losses of $75.1

million, an

increase of
$3.7 million when compared to the same quarter of the previous year. The provision for loan

and lease losses was $74.5 million, an
increase

of

$1.7

million,

and

the

provision

for

unfunded commitments

was

$0.8

million,

an

unfavorable variance

of

$1.3

million,
mainly driven by higher unfunded commitments at the BPPR segment.

The provision release for HTM was $0.2 million,

an increase
of $0.6 million when compared to the same quarter

of the previous year.
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

of 2025, the

probability assigned to the

pessimistic scenario was moderately

reduced based on

the changes in
the economic outlook and

a reassessment of uncertainty

compared to the previous

quarter. The

net impact of these

two events on
the ACL levels for

the nine months ended September

30, 2025 was $13.7

million in additional reserves. There

were no changes to
the probability weights during the third quarter

of 2025. The probability weight for

the pessimistic scenario remains above the levels
observed in 2024, given the ongoing economic uncertainty.

The major

drivers of

the changes

in the

provision for

loan losses

during the

quarter by

business segment

when compared

to the
same quarter in 2024, were as follows:

●

In the BPPR segment,

the provision for loans losses

was $72.6 million, a decrease

of $4.5 million when compared

to the
same quarter in 2024, driven by lower reserves for the consumer portfolio of $30.6 million, mainly in auto loans and credit
cards,

due

to

improvements

in

credit

quality

and

lower

net

charge-offs.

The

favorable

variance

was

partially

offset

by
higher

reserves

in

the

commercial

portfolio

by

$21.7

million

due

to

a

specific

reserve

recognized

for

a

$158.3

million
commercial

and

industrial

facility

and

a

$13.5

million

charge-off

recognized

during

the

quarter

for

a

$30.1

million
commercial real estate facility,

both classified as NPLs during the quarter.
●

In the Popular

U.S. segment, the provision

for loans losses

was $1.9 million,

an increase of

$6.3 million when compared
to the

same quarter

in 2024,

mainly driven

higher qualitative

reserves for

the commercial

real estate

portfolios, partially
offset by lower net charge-offs mainly in consumer portfolios.
For

the nine

months ended

September 30,

2025, the

provision for

credit

losses amounted

to

$188.1 million,

a decrease

of

$2.7
million, compared to the

nine months ended September

30, 2024. The provision

for the loan

portfolio was $189.3 million,

flat when
compared to the nine months ended September 30, 2024. The provision release related to unfunded commitments was $1.6 million,
a

decrease

of

$3.0

million,

mainly

driven

by

the

reduction

in

unfunded commitments

within

the

U.S.

construction

portfolio.

The
provision for HTM was

$0.5 million, an increase

of $0.9 million when compared

to the same period

of the previous year.

The major
drivers of the provision for loan losses during the nine months ended September 30, 2025, by business segment when compared to
the same period in 2024, were as follows:
●

In the BPPR segment, the provision for

loan losses for the nine months ended September 30,

2025 was $168.5 million, a
decrease

of

$18.3

million

when

compared

to

the

same

period

in

2024,

driven

by

improvement

in

credit

quality

in

the
consumer portfolio, mainly in credit cards, and the stable performance of the lease portfolio for which a qualitative reserve was established in 2024, partially offset by an increase in provisions for the mortgage portfolio, driven by lower recoveries
and changes in macroeconomic forecasts and credit

quality.
●

In

the

Popular

U.S.

segment,

the

provision

for

loan

losses

was

$20.8

million,

an

increase

of

$18.2

million,

driven

by
changes

in

credit

quality

within

the

commercial

portfolio,

partially

offset

by

lower

net

charge-offs

within

the

consumer
portfolios.

At

September 30,

2025, the

total

allowance for

credit

losses for

loans held-in-portfolio

amounted to

$786.2 million,

compared to
$746.0

million

as

of

December

31,

2024.

The

ratio

of

the

allowance

for

credit

losses

to

loans

held-in-portfolio

was

2.03%

at
September

30,

2025, compared

to

2.01%

at

December 31,

2024. Refer

to

Note

8

to

the

Consolidated Financial

Statements

for
additional information

on the

Corporation’s methodology

to

estimate its

ACL. Refer

to the

Credit Risk

section of

this MD&A

for

a
detailed analysis of net charge-offs, non-performing assets,

the allowance for credit losses and selected loan

losses statistics.
Non-Interest Income

Non-interest income

amounted to $171.2

million for

the third

quarter of

2025, an

increase of

$7.1 million

when compared with

the
same quarter for the previous year. This variance was primarily due to:
●

higher gains from equity securities by $2.7 million mainly due to the valuation of securities held for deferred compensation plans, which have an offsetting effect on personnel cost;
●

higher other

service fees

by

$2.6 million

mainly due

to

higher credit

and debit

card fee

income by

$3.3 million,

due to
higher

volume

of

costumer

transactions,

and

higher

investment

management

fees

by

$1.1

million,

driven

by

a

higher
assets under management, partially offset by lower insurance fees by $2.4 million; and
●

higher other operating income by $2.1 million mainly

due to income of $5.3 million related to

a retroactive charge billed to
a tenant

for energy

supplied in

prior years

and higher

income from

investments accounted

under the

equity method

by
$4.1 million, partially offset

by lower daily car

rental revenue by $5.0 million

and gains from the sale

of car rental units

by
$1.4 million, associated with the car rental business

sold in the fourth quarter of 2024;
Non-interest income amounted

to $491.7

million for

the nine

months ended September

30, 2025,

a decrease of

$2.5 million when
compared to the same period of the previous

year. The main factors that contributed to the variance were:
●

lower other operating income by $13.6 million mainly due to lower daily car rental revenue by $14.9 million and gains from the sale

of car

rental units

by $7.7

million

during the

nine months

ended September

30, 2025

associated with

the car
rental business sold in

the fourth quarter of

2024, partially offset by

income of $5.3 million

related to a retroactive

charge
billed to

a tenant

for energy

supplied in

prior years

and $3.3

million of

income related

to the

reimbursement of

excess
interest paid

to the

U.S. Internal

Revenue Service

(the “IRS”)

for late

payment penalties

related to

tax withholdings

on
intercompany distributions for the years 2014-2024 as

disclosed in 2024; and
●

lower mortgage

banking activities

by

$1.4 million

mainly due

to

a decrease

in mortgage

servicing fees

due to

portfolio
runoff;
partially offset by:
●

higher other

service fees

by $6.5

million due

to

higher credit

and debit

card fee

income by

$7.3 million,

due to

higher
volume of

transactions, higher

investment management

fees by

$3.8 million,

due to

higher assets

under management,
and higher merchant membership fees by $1.2

million, partially offset by lower insurance fees by

$6.5 million;
●

higher

service

charges

on

deposit

accounts

by

$3.7

million

mainly

due

to

higher

non-balance

compensation

fees

in
commercial deposits; and
●

an impairment on equity securities of $2.3

million recognized during 2024.

Operating Expenses
Operating

expenses

amounted

to

$495.3

million

for

the

quarter

ended

September

30,

2025,

an

increase

of

$28.0

million

when
compared with the same quarter of 2024. The

variance in operating expenses was mainly driven

by:
●

higher personnel costs by $31.1 million mainly due to higher incentives, including $13.0 million related to the profit-sharing plan
which is tied to the Corporation’s financial performance and $9.0 million in other performance-based incentives, higher salaries expense by $3.4 million, due to

a higher headcount and annual merit increases, and a

$3.4 million increase in other personnel
costs mainly

related to

the valuation

of securities

held for

deferred compensation

plans,

higher payroll

taxes, and

employee
termination benefits resulting from ongoing

efforts to improve our

profitability, including the

decision to exit the

U.S. residential
mortgage origination business and close four underperforming branches in the New York metro area at Popular U.S.;
●

a

non-cash

goodwill

impairment

of

$13.0

million

in

our

U.S.

based

equipment

leasing

subsidiary

due

to

lower

projected
earnings for the forecasted period; and
●

higher processing

and transactional

services expenses

by $4.1

million mainly

due to

higher credit

and debit

card processing
expense as a result of higher transactional volumes;
partially offset by:
●

lower other operating expenses

by $12.9 million mainly

driven by a reversal

in the third

quarter of 2025 of

a $4.8 million claim
reserve established

during the

second quarter

of 2025

and lower

accruals for

reserves for

operational losses

by $4.1

million
mainly related to the mortgage servicing business; and
●

lower equipment expenses by $4.0 million, mainly due to

the elimination of the car rental fleet

depreciation expense, related to
the car rental business sold in 2024.
Operating expenses

amounted to

$1.5 billion

for the

nine months

ended September

30, 2025,

an increase

of $39.1

million when
compared with the same

period of 2024. Excluding the

$6.4 million interest accrued related

to prior period tax

withholdings and the
$14.3

million

impact

of

the

FDIC

Special

Assessment

recorded

in

2024,

total

operating

expenses

for

the

nine

months

ended
September 30,

2025, increased

by $59.7

million, when

compared with

the same

period of

2024. The

main drivers

of the

increase
were:
●

higher personnel costs by $60.4 million mainly due to higher incentives, including $26.0 million related to the profit-sharing plan
which

is

tied

to

the

Corporation’s

financial

performance

and

$18.3

million

in

other

performance-based

incentives,

higher
salaries expenses

by $9.1

million due

to a

higher headcount

and annual merit

increases and a

$5.7 million

increase in

other
personnel costs mainly related to the valuation of

securities held for deferred compensation plans and

higher payroll taxes;
●

a non-cash goodwill impairment of $13.0 million

in our U.S. based equipment leasing subsidiary

as discussed above;
●

higher other taxes expense by $7.9

million mainly due to higher regulatory fees

and an increase in municipal license tax in
Puerto Rico;

●

higher technology

and software

expenses,

including software

cost amortization,

by $7.8

million related

to investments

in the
Corporation’s cloud infrastructure, among other continuing investments in technology and transformation initiatives;

●

higher

processing

and

transactional

services

expenses

by

$6.4

million

mainly

due

to

higher

credit

and

debit

card

and

merchant processing expenses as a result of higher

transactional volumes; and
●

higher business

promotion expenses

by $5.3

million mainly

due to

higher customer

rewards programs

expense in

our credit
card business;
partially offset by:

●

lower other

operating expenses

by $17.3

million mainly

driven by,

lower accruals

for reserves

for operational

losses by

$9.7
million and lower pension plan cost by $3.3

million due to changes in actuarial assumptions;
●

lower professional fees by $12.6 million mainly due

to lower costs associated with regulatory compliance

activities; and
●

lower equipment expenses by $12.2 million, mainly due to the depreciation of car rental units during 2024 associated with units sold as part of the daily car rental transaction during

the fourth quarter of 2024.

Table 5 - Operating Expenses
Quarters ended September 30, Nine months ended September 30,
(In thousands) 2025 2024 Variance 2025 2024 Variance
Personnel costs:
Salaries $ 139,350 $ 135,983 $ 3,367 $ 403,052 $ 394,001 $ 9,051
Commissions, incentives, and other bonuses 35,309 26,350 8,959 113,846 95,587 18,259
Profit sharing 13,000 - 13,000 26,000 - 26,000
Pension, postretirement, and medical insurance 18,749 16,387 2,362 51,773 50,391 1,382
Other personnel costs, including payroll taxes 26,580 23,136 3,444 80,385 74,678 5,707
Total personnel

costs
232,988 201,856 31,132 675,056 614,657 60,399
Net occupancy expenses 26,083 28,031 (1,948) 82,441 83,764 (1,323)
Equipment expenses 5,313 9,349 (4,036) 16,404 28,578 (12,174)
Other taxes 17,967 17,757 210 55,324 47,465 7,859
Professional fees 25,808 26,708 (900) 80,741 93,370 (12,629)
Technology and

software expenses
87,117 88,452 (1,335) 255,481 247,666 7,815
Processing and transactional services:
Credit and debit cards 14,728 11,761 2,967 40,698 37,644 3,054
Other processing and transactional services 23,680 22,559 1,121 73,352 69,966 3,386
Total processing

and transactional services
38,408 34,320 4,088 114,050 107,610 6,440
Communications 4,836 5,229 (393) 14,750 14,143 607
Business promotion:
Rewards and customer loyalty programs 17,656 16,533 1,123 52,068 46,995 5,073
Other business promotion 9,648 9,104 544 25,296 25,080 216
Total business

promotion
27,304 25,637 1,667 77,364 72,075 5,289
Deposit insurance 10,873 10,433 440 30,315 44,901 (14,586)
Other real estate owned (OREO) income (3,408) (2,674) (734) (10,862) (13,745) 2,883
Other operating expenses:
Operational losses 1,634 5,769 (4,135) 13,957 21,153 (7,196)
All other 6,980 15,750 (8,770) 39,673 56,140 (16,467)
Total other operating

expenses
8,614 21,519 (12,905) 53,630 77,293 (23,663)
Amortization of intangibles 384 704 (320) 1,366 2,233 (867)
Goodwill impairment 13,000 - 13,000 13,000 - 13,000
Total operating

expenses
$ 495,287 $ 467,321 $ 27,966 $ 1,459,060 $ 1,420,010 $ 39,050
Income Taxes
For the quarter and nine months

ended September 30, 2025, the Corporation recorded an income tax expense of $36.0 million and
$128.9

million,

respectively,

with an

effective

tax

rate

(“ETR”) of

14.5%

and

17.7%, respectively,

compared to

$42.5 million

and
$138.5 million, respectively, with an ETR of 21.5% and 24.1% for the respective periods of year 2024.

The lower income tax expense of $6.5 million for

the third quarter, when compared to

the same quarter of 2024, is mainly attributed
to the

higher net

exempt income.

For the

nine-months period

ended September

30, 2025,

the lower

income tax

expense of

$9.6
million

reflects

the

impact

of

the

tax

withholding

expense

of

$22.9

million

recorded

during

the

first

quarter

of

year

2024,

in
connection with intercompany distributions for years

2014-2024, as disclosed in Note 34 to the Consolidated

Financial Statements in
the

2024

Form

10-K,

and

the

benefit of

$5.2 million

related

to

the FDIC

Special

Assessment expense;

excluding this

combined
impact, the adjusted increase of $8.1 million was

due to higher income before tax, net of higher

exempt income.

At September

30, 2025, the

Corporation had a

net deferred tax

asset amounting to

$835.5 million, net

of a

valuation allowance of
$465.0 million. The net

deferred tax asset related

to the U.S. operations

was $238.5 million, net

of a valuation allowance

of $386.9
million.
Upon an

amendment to

the Puerto

Rico internal

revenue code

during the

third quarter

of

2025, the

Corporation elected

to

treat
certain single members

LLCs as disregarded entities,

as allowed by

this amendment, on

its 2024 corporate income

tax return filed
subsequent to the quarter

end in October.

It is expected that

this election will lower

our income tax expense

by approximately $7.7
million during the fourth quarter of 2025.

Refer to

Note 26

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

For

a

description

of

the

Corporation’s

reportable

segments,

including

additional

financial

information

and

the

underlying
management accounting process, refer to Note 28

to the Consolidated Financial Statements.

The corporate group reported

a net income of

$4.6 million for the

quarter ended September 30,

2025, compared with a

net income
of $0.5 million for the same quarter of

the previous year, mainly due to

higher income from equity method investments.

For the nine
months ended September 30, 2025, the corporate group reported net income of $4.3 million, compared to a net loss of $21.1 million for

the

same

period

of

the

previous

year.

The

loss

in

2024

was

mainly

attributable

to

the

expense

related

to

the

$22.9

million
adjustment recorded in

the first quarter

of 2024 to

recognize the tax

impact associated with

prior period intercompany

distributions
and

the

additional

$6.5

million

expense

for

the

tax

impact

of

intercompany

distributions

paid

during

the

first

quarter

of

2024.

A
positive adjustment

of $3.9

million was

recorded during

the second

quarter of

2025, resulting

from reimbursements

received from
the IRS

related to

interest paid

for these

intercompany distributions.

There were

no intercompany

distributions between

the U.S.
subsidiaries and

the

bank holding

companies during

2025. Higher

income from

equity method

investments and

lower expenses,
driven by

professional services, also

contributed to the

positive variance for

the nine months,

partially offset by

lower income from
money market investments due to a decrease in rates.
Highlights on the earnings results for the reportable

segments are discussed below:
Banco Popular de Puerto Rico

The Banco Popular

de Puerto Rico

reportable segment’s net

income amounted to

$189.0 million for

the quarter ended

September
30, 2025, compared with a net income of $125.8 million for the same quarter of the previous year. The factors that contributed to the variance in the financial results included the following:

●

net interest

income of $550.7

million was higher

by $62.7

million primarily driven

by lower interest

expense on deposits,
mainly from the

re-pricing of P.R.

public funds which are

market-linked,

higher income from U.S.

Treasury securities with
higher yields and higher income from the loan portfolio driven by loan growth, partially offset by lower income from money
market investments

due to

decline in

short-term market

rates. The

net interest

margin for

the quarter

ended September
30, 2025 was

3.71%, an increase

of 30

basis points, compared

to 3.41% for

the same quarter

in the previous

year. The
increase in

the margin

was mainly

impacted by

lower deposit

costs and

higher yield

from investment

securities, as

well
loan growth,

partially offset by lower rates on money market investments;

●

the provision for

loan losses of

$72.7 million was

lower by $4.5

million mainly driven by

lower reserves for the

consumer
loan

portfolios

due

to

improvements in

credit

quality,

partially

offset

by

a

higher

provision

in

the

commercial

portfolio,
mainly attributable to reserves for two unrelated exposures with an aggregate balance of 188.4 million, which entered into
NPL status during the third quarter of 2025;

●

higher non-interest income by $1.6 million mainly due to higher service fees by $2.7 million mainly due to higher debit and credit fees due to higher

volume of transactions and higher assets

under management, the income of $5.3 million

related
to a retroactive charge billed to a tenant for energy supplied in prior years, partially offset by lower daily car rental revenue by $5.0 million

and gains from

the sale of

car rental units

by $1.4 million,

associated with the

car rental business

sold in
the fourth quarter of 2024;

●

higher operating expenses by $9.2

million mostly due to higher

personnel costs by $21.0 million, mainly

due to the profit-
sharing

expense

accrual

and

other

performance-related

incentives,

and

higher

processing

and

transactional

fees
expenses by

$4.0 million,

offset by

lower operational

losses by

$6.2 million,

mainly related

to mortgage

servicing, lower
occupancy

expense

by

$4.3

million

driven

by

a

favorable

reassessment

of

the

real

property

tax

estimate

for

certain
properties in

Puerto Rico,

and lower

equipment expenses

by $3.7

million mainly

related to

the daily

car rental

business
sold in the fourth quarter of 2024; and
●

lower income tax expense by $4.0 million due

mainly to higher exempt income.

For

the

nine months

ended September

30,

2025, the

BPPR segment

recorded net

income

of

$539.5 million

compared

to

a

net
income of $404.3 million for the same period of the previous year. The factors that contributed to the variance in the financial results included the following:
●

net interest

income of

$1.6

billion was

higher by

$161.5 million

primarily driven

by lower

interest expense

on deposits,
mainly from the re-pricing of P.R.

public funds, higher income from investment securities,

mainly U.S. Treasury securities,
and higher

income from

loans due

to portfolio

growth, partially

offset by

lower income

from money

market investments
reflecting the decline in short-term market rates. The

net interest margin for the nine months

ending September 30, 2025,
was 3.66%, 28 basis

points higher when compared

with 3.38% for the same

period of the previous

year. The

increase in
the

margin

was

mainly

impacted

by

lower

cost

of

deposits,

mainly

P.R.

public

deposits,

higher

yield

from

investment
securities and

loan growth,

partially offset

by lower

rates from

money market

investments and

lower balances

as funds
are deployed for loan growth and purchasing U.S.

Treasury securities;
●

the

provision for

loan

losses

of

$168.6

million

was

lower

by

$18.2

million

mainly

attributable to

improvement in

credit
quality for the

credit cards portfolios,

lower balance of

personal loans and

lower reserves in

the leases portfolio,

partially
offset

by

an

increase

in

the

provision

expense

for

the

mortgage

portfolio,

driven

by

lower

net

recoveries,

changes

in
macroeconomic forecasts, and changes in credit quality;
●

lower non-interest

income by

$13.3 million

mainly due

to lower

daily car

rental revenue

by $14.9

million and

gains from
the

sale

of

car

rental

units

by

$7.7

million

associated

with

the

car

rental

business sold

in

the

fourth

quarter

of

2024,
partially offset by the above mentioned retroactive

income of $5.3 million, higher service fees by

$4.1 million due to credit
and debit card income,

from higher volume of

transactions and, higher investment management fees

and higher charges
on deposit accounts by $3.3 million mainly due

to non-balance compensation in commercial deposits;
●

higher operating expenses by $28.3 million

mostly due to higher personnel costs

by $38.3 million, including profit sharing
expense

by

$21.2

million

and

higher

salaries

expense

by

$15.5

million

due

to

annual

merit

increases

and

a

higher
headcount, higher regulatory

examination fees, municipal

license tax and

higher technology expenses,

partially offset by
lower equipment

expenses related

to

the daily

rental business

sold

and

lower FDIC

expense due

to

the FDIC

Special
Assessment recorded in 2024; and
●

higher income tax expense by $4.0 million mainly

due to higher income before tax, net of higher

tax exempt income.

Popular U.S.
For the quarter ended September 30, 2025, the reportable

segment of Popular U.S. reported a net income

of $17.8 million,
compared with a net income of $28.8 million

for the same quarter of the previous year. The factors that contributed to the variance in
the financial results included the following:
●

net interest income of $105.2 million, higher

by $12.1 million due to higher income from

loans by $16.5 million, mainly
from growth in the commercial and construction portfolios,

and lower cost of deposits by $9.3 million due

to the repricing
of high-cost deposits, partially offset by lower income

from money market investments due to lower average

balances and
lower yields reflecting the decrease in short-term

rates. The net interest margin for the quarter

ended September 30, 2025
was 2.94% compared to 2.73% for the same quarter

in the previous year driven by lower

cost of deposits;
●

the provision for loan losses was $1.9 million,

reflecting a higher provision for the commercial

portfolio, offset by lower
provision for the consumer portfolio, compared to a release

of $6.1 million in 2024, which was mainly

related to
improvements in commercial credit quality;
●

higher operating expenses by $19.0 million, reflecting

the goodwill impairment charge related to our U.S.

based
equipment leasing subsidiary of $13.0 million recorded

during the third quarter of 2025, higher personnel

costs driven by
incentives and profit sharing; and higher occupancy

expense; and

●

lower income tax expense by $3.7 million due

to lower income before tax.
For the nine months ended September 30, 2025,

the reportable segment of Popular U.S. recorded

net income of $55.2 million,
compared with net income of $53.6 million for

the same period of the previous year. The factors that contributed to the variance in
the financial results included the following:

●

higher net interest income by $36.5 million

due to higher income from the loans portfolio

mainly related to growth in the
commercial and construction portfolios and lower interest

expense from deposits, due to the repricing of

high-cost
deposits mentioned above, partially offset by lower income

from money market investments due to decline in

short-term
market rates. The net interest margin for the nine

months ended September 30, 2025 was 2.87%

compared to 2.64% for
the same period of the previous year driven by

lower cost of deposits;
●

the provision for loan losses of $20.8 million was

higher by $18.2 million driven by higher

qualitative reserves and
changes in credit quality for the commercial real estate

portfolio, partially offset by lower reserves for

the consumer loans;

●

higher operating expenses by $17.4 million reflecting

the goodwill impairment charge related to our U.S.

based equipment
leasing subsidiary of $13.0 million recorded in 2025;

and higher personnel costs and consulting fees;

offset by lower FDIC
expense due to FDIC Special Assessment recorded

in 2024 and lower professional fees; and
●

higher income tax expense by $0.8 million due

to higher income before tax.
STATEMENT

OF FINANCIAL CONDITION ANALYSIS

Assets
The

Corporation’s total

assets were

$75.1

billion at

September 30,

2025, compared

to

$73.0 billion

at

December 31,

2024. The
variance in

total assets

of $2.1

billion was

driven by

an increase

in AFS

securities and

loan growth

across most

portfolios at

both
BPPR and PB segments,

partially offset by a decrease in money market investments, HTM securities,

and other assets. Refer to the
Consolidated Statements of Financial Condition included

in this report and to the following narrative

for additional information.
Money market investments and investment securities
Money market investments decreased by

$1.6 billion as of

September 30, 2025, when

compared to December 31,

2024, driven by
funds used for loan growth and to purchase U.S. Treasury securities.

AFS securities increased $2.4 billion, mainly due to investment in

U.S.

Treasury

securities

and

the

decrease

in

the

unrealized

losses

of

AFS

securities

of

$338.6

million,

partially

offset

by
maturities

and

principal

paydowns.

HTM

securities

decreased

by

$324.9

million

driven

by

maturities

and

principal

paydowns,
partially offset

by the

amortization of

$138.7 million

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

Loans held-in-portfolio

increased by

$1.6

billion to

$38.7 billion

at September

30, 2025,

compared to

December 31,

2024. In

the
BPPR

segment

loan

balances increased

by

$982.8

million

across most

portfolios, most

notably in

the

commercial, construction,
mortgage, auto

loans and leasing

portfolios. Commercial loans

included

the origination

of a

$265.0 million commercial

loan during
the second

quarter of

2025, which

represents the

Corporation’s portion

of a

$425.0 million

issuance in

which BPPR

acted as

the
lead bank

and administrative

agent.

Origination activity

supported the

growth in

the mortgage,

auto loans,

and leasing

portfolios,
despite the uncertainty about the

economic outlook which may continue

to have an impact

on customer behavior.

The PB segment
also increased

by $596.7 million, mainly driven by commercial and

construction lending.

At September

30, 2025,

the Corporation’s

loans to

non-depository financial

institutions (‘’NDFIs’’)

amounted to

$443.6 million,

an
increase of $48.8 million,

compared to December 31,

2024. The increase was

mainly related to a

loan to an insurance

company in
Puerto

Rico

for

general

corporate

purposes,

offset

by

a

decrease

in

other

exposures,

mainly

to

consumer

intermediaries.

At
September 30, 2025, the

Corporation’s exposure to NDFIs

was composed of approximately $272.4

million to insurance companies
for

general corporate

purposes

unrelated to

lending activities,

$85.6 million

related

to

mortgage credit

intermediaries, and

$85.6
million to consumer

and commercial credit

intermediaries. All loans

to NDFIs are

current in their

contractual payments and

carry a
‘pass’ rating.

Table 6 - Loans Ending Balances
(In thousands)
September 30, 2025 December 31, 2024 Variance
Loans held-in-portfolio:
Commercial

Commercial multi-family
$ 2,489,589 $ 2,399,620 $ 89,969

Commercial real estate non-owner occupied
5,462,580 5,363,235 99,345

Commercial real estate owner occupied
3,090,724 3,157,746 (67,022)

Commercial and industrial
8,245,639 7,741,562 504,077
Total Commercial 19,288,532 18,662,163 626,369
Construction 1,604,612 1,263,792 340,820
Mortgage 8,558,408 8,114,183 444,225
Leasing 1,998,651 1,925,405 73,246
Consumer

Credit cards

1,225,567 1,218,079 7,488

Home equity lines of credit
78,890 73,571 5,319

Personal

1,900,325 1,855,244 45,081

Auto
3,850,953 3,823,437 27,516

Other
181,220 171,778 9,442
Total Consumer

7,236,955 7,142,109 94,846
Total loans held-in

-portfolio
$ 38,687,158 $ 37,107,652 $ 1,579,506
Loans held-for-sale:

Mortgage
$ 7,783 $ 5,423 $ 2,360
Total loans held-for-sale $ 7,783 $ 5,423 $ 2,360
Total loans $ 38,694,941 $ 37,113,075 $ 1,581,866

Other assets
Other

assets

amounted

to

$1.7

billion

at

September

30,

2025,

a

decrease

of

$52.9

million

when

compared

to

$1.8

billion

at
December 31,

2024. The

variance was

mainly driven

by a

decrease in

net deferred

tax assets

of $89.0

million due

to a

positive
variance

in

the

valuation

of

AFS

securities,

a

reduction

in

unsettled

trade

receivables

of

$13.8

million

related

to

proceeds

from
maturities of U.S. Treasury securities,

and lower principal, interest and escrow servicing advances of $12.6 million, partially offset by an increase in capitalized software

costs of $45.8 million

mainly related to technology modernization,

higher prepaid taxes of

$11.5
million, and higher trades receivable from brokers and counterparties of

$9.1 million. Refer to Note 10 to

the Consolidated Financial
Statements for a breakdown

of the principal categories

that comprise the caption

of “Other Assets” in

the Consolidated Statements
of Financial Condition at September 30, 2025 and December

31, 2024.

Liabilities
The Corporation’s total liabilities were $69.0 billion at September 30, 2025, an increase of $1.5 billion, when compared to December
31, 2024. The following is a discussion of

the significant changes in liabilities.
Deposits and Borrowings
Total Deposits
The Corporation’s

deposits totaled

$66.5 billion

as of

September 30,

2025, compared

to

$64.9 billion

as

of

December 31,

2024.
Ending

deposit

balances

increased

by

$1.6

billion,

while

average

quarterly

balances

grew

by

$2.9

billion.

The

average

deposit
balance, excluding

P.R.

public deposits,

increased by

$1.5

billion. Non-interest-bearing

deposits remained

flat when

compared to
December 31, 2024, demonstrating the impact of the Corporation’s continued focus on deposit retention strategies.

At the end of the
third quarter of 2025, Puerto Rico public deposits were $20.1 billion, an increase of $612.7 million when compared to

December 31,
2024. P.R

public deposits

represent 30%

of total

deposits and

are expected

to continue

to

range in

the short

term

between $18
billion

and

$20

billion.

However,

the

rate

at

which

public

deposit balances

may

change

is

uncertain and

difficult

to

predict.

The
amount and timing of any such change is likely to be impacted by,

for example, the level of federal assistance and speed at which it is

distributed,

the

use

of

local

funds

to

cover

federal

assistance

programs

during

the

U.S.

government

shutdown,

the

financial
condition, liquidity and cash management practices of the Puerto Rico Government and its instrumentalities,

and the implementation
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

At BPPR,

excluding Puerto

Rico public

deposits, ending

deposits increased

by $178

million, while

at PB

segment ending

deposit
balances increased by $616 million, net of intercompany

activity.
The volume and cost of P.R.

public deposits and the proportion of high-cost deposits in the U.S, directly impact the balance and mix of earning assets and therefore represent a key

factor in the Corporation’s ability to expand its net

interest margin.

Refer to Table 7 for a breakdown of the Corporation’s deposits at September 30, 2025 and

December 31, 2024.

Table 7 - Deposits Ending Balances
(In thousands) September 30, 2025 December 31, 2024 Variance
Deposits excluding P.R.

public deposits:

Demand deposits
$ 14,874,026 $ 15,139,555 $ (265,529)

Savings, NOW and money market deposits (non-brokered)
21,739,958 21,177,506 562,452

Savings, NOW and money market deposits (brokered)
883,471 736,225 147,246

Time deposits (non-brokered)
8,014,080 7,476,924 537,156

Time deposits (brokered CDs)
925,761 890,704 35,057
Sub-total deposits excluding P.R.

public deposits
46,437,296 45,420,914 1,016,382
P.R. public

deposits:

Demand deposits

[1]
12,487,246 11,730,273 756,973

Savings, NOW and money market deposits (non-brokered)
6,907,309 7,087,904 (180,595)

Time deposits (non-brokered)
681,553 645,254 36,299
Sub-total P.R.

public deposits
20,076,108 19,463,431 612,677
Total deposits $ 66,513,404 $ 64,884,345 $ 1,629,059
[1] Includes interest bearing demand deposits.

Borrowings
The Corporation’s borrowings totaled $1.2

billion at September 30, 2025

an increase of $70.7 million

when compared to December
31,

2024.

The

increase

was

mainly

related

to

higher

FHLB

advances

by

$67.6

million,

mainly

at

PB.

Refer

to

Note

13

to

the
Consolidated Financial

Statements for

detailed information

on the

Corporation’s borrowings.

Also, refer

to the

Liquidity section

in
this MD&A for additional information on the Corporation’s

funding sources.
Stockholders’ Equity
Stockholders’ equity

totaled $6.1

billion

at September

30, 2025,

an increase

of

$502.6 million

when compared

to

December 31,
2024. The increase was principally due to net income

for the nine months ended September 30, 2025 of $599.3

million, coupled with
the after-tax effect of the decrease in net unrealized losses in the portfolio of AFS securities of $283.4 million and the amortization of
unrealized losses from securities previously reclassified to

HTM of $
111
.0 million, partially offset by

an increase in treasury stock of
$346.0 million, mainly due to common stock repurchases and the common and preferred dividends declared of $147.7 million. Refer
to the Consolidated Statements of Financial Condition, Comprehensive Income and Changes in Stockholders’ Equity for information on the composition of stockholders’ equity.

During

the

quarter

and

nine

months

ended

September

30,

2025,

Popular

repurchased

1,000,862

shares

of

common

stock

for
$119.4

million at

an average

price of

$119.33

per share

and 3,407,821

shares of

common stock

for $353.7

million at

an average
price of

$103.78 per share

respectively, as

part of the

2024 and 2025

common stock repurchase

programs previously announced.
As of September 30, 2025, $429.0 million remained

available for stock repurchase under the active

repurchase authorization.
During

the

third

quarter

of

2025,

the

Corporation

declared

a

common

stock

dividend

of

$0.75

per

share,

an

increase

from

the
common stock dividend of $0.70 per share.
The composition of the Corporation’s financing to total assets at September 30, 2025 and December 31,

2024 is included in Table 8.

Table 8 - Financing to Total

Assets
September 30,
December 31,

% (decrease) increase % of total assets
(Dollars in millions) 2025 2024 from 2024 to 2025 2025 2024
Non-interest-bearing core deposits $ 14,874 $ 15,139 (1.8) % 19.8% 20.7%
Interest-bearing core deposits 46,020 44,622 3.1 61.3 61.1
Interest-bearing other deposits 5,619 5,123 9.7 7.5 7.0
Repurchase agreements 57 55 3.6 0.1 0.1
Other short-term borrowings 400 225 77.8 0.5 0.3
Notes payable 790 896 (11.8) 1.1 1.2
Other liabilities 1,190 1,372 (13.3) 1.6 1.9
Stockholders’ equity 6,116 5,613 9.0 8.1 7.7

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

As
of September 30,

2025, the Corporation’s,

BPPR’s and PB’s

capital ratios continue

to exceed the

minimum requirements for being
“well-capitalized”.

The risk-based

capital ratios

presented in

Table

9,

which include

common equity

tier 1,

Tier

1 capital,

total capital

and leverage
capital as of September 30, 2025 and December

31, 2024.
Table 9 - Capital Adequacy

Data

(Dollars in thousands)

September 30, 2025

December 31, 2024

Common equity tier 1 capital:

Common stockholders' equity - U.S. GAAP basis $ 6,093,529 $ 5,590,923
CECL transitional amount

[1]
- 42,375
AOCI related adjustments due to opt-out election 1,191,224 1,589,875
Goodwill, net of associated deferred tax liability (DTL) (641,809) (657,181)
Intangible assets, net of associated DTLs (5,460) (6,826)
Deferred tax assets and other deductions

(223,648) (296,374)
Common equity tier 1 capital $ 6,413,836 $ 6,262,792
Additional tier 1 capital:
Preferred stock 22,143 22,143
Additional tier 1 capital $ 22,143

$ 22,143
Tier 1 capital $ 6,435,979

$ 6,284,935

Tier 2 capital:
Trust preferred securities subject to phase in as

tier 2
192,674 192,674
Other inclusions (deductions), net 511,230 490,594
Tier 2 capital $ 703,904 $ 683,268
Total risk-based capital

$ 7,139,883

$ 6,968,203

Minimum total capital requirement to be well capitalized $ 4,062,200

$ 3,907,346

Excess total capital over minimum well capitalized $ 3,077,683

$ 3,060,857

Total risk-weighted

assets
$ 40,621,998

$ 39,073,462

Total assets for leverage

ratio
$ 75,897,616

$ 72,593,464

Risk-based capital ratios:

Common equity tier 1 capital 15.79% 16.03%

Tier 1 capital

15.84

16.08

Total capital

17.58

17.83

Tier 1 leverage

8.48

8.66

[1] The CECL transitional amount includes the impact

of Popular's adoption of the new CECL accounting standard

on January 1, 2020.

The Basel

III capital rules

provide that a

depository institution is

deemed to be

well capitalized if

it maintains a

leverage ratio of

at
least 5%,

a common equity

Tier 1

ratio of

at least 6.5%,

a Tier

1 capital ratio

of at least

8% and a

total risk-based

ratio of at

least
10%.

The

Corporation,

BPPR

and

PB

leverage

ratio,

common

equity

Tier

1

ratio

and

Tier

1

capital

ratio,

respectively

as

of
September 30, 2025, continue to exceed the minimum

requirements for being “well-capitalized” under

the Basel III capital rules.

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
The decrease in the common equity Tier

I capital ratio, Tier

I capital ratio, total capital ratio,

and leverage ratio as of September 30,
2025 as compared to December 31, 2024 was mainly due to the repurchase of common stock, common stock dividends,

and higher
risk

weighted

assets

driven

by

the

increase

in

loans

held-in-portfolio

and

higher

non-performing

loans

held-in-portfolio,

partially
offset by the nine-month period’s earnings.

Reconciliation to Tangible Common Equity and Tangible Assets
Table

10 provides

a reconciliation of

total stockholders’ equity

to tangible common

equity and total

assets to tangible

assets as

of
September 30, 2025, and December 31, 2024.

Table 10 - Reconciliation

of Tangible Common Equity

and Tangible Assets
(In thousands, except share or per share information) September 30, 2025 December 31, 2024
Total stockholders’

equity
$ 6,115,672 $ 5,613,066
Less: Preferred stock (22,143) (22,143)
Less: Goodwill (789,954) (802,954)
Less: Other intangibles (5,460) (6,826)
Total tangible common

equity
$ 5,298,115 $ 4,781,143
Total assets

$ 75,065,798 $ 73,045,383
Less: Goodwill (789,954) (802,954)
Less: Other intangibles (5,460) (6,826)
Total tangible assets $ 74,270,384 $ 72,235,603
Tangible common

equity to tangible assets
7.13% 6.62%
Common shares outstanding at end of period 66,959,866 70,141,291
Tangible book value

per common share
$ 79.12 $ 68.16
Quarterly average
Total stockholders’

equity [1]
$ 6,943,541 $ 6,620,766
Average unrealized (gains) losses on AFS securities

transferred to HTM

296,934 505,791
Adjusted total stockholder's equity 7,240,475 7,126,557
Less: Preferred Stock (22,143) (22,143)
Less: Goodwill (802,812) (804,411)
Less: Other intangibles (5,714) (7,288)
Total tangible common

equity
$ 6,409,806 $ 6,292,715
Return on average tangible common equity 13.06% 11.22%

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

Debt securities

classified as

available-for-sale and

held-to-maturity amounted

to

$20.7 billion

and

$7.4 billion,
respectively,

as of September

30, 2025. Other

assets subject to

market risk include

mortgage servicing rights

("MSRs") with a

fair
value of $99.5 million as of September 30, 2025.

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

IRR.
The

three

methodologies complement

each

other

and

are

used jointly

in

the

evaluation of

the

Corporation’s IRR.

NII simulation
modeling, by legal entity and on a consolidated basis, is prepared for a five-year period, which in conjunction with the EVE analysis,
provides management a better view of long-term

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

September

30,

2025

and

December

31,

2024,

assuming

a

static
balance sheet and parallel changes over flat spot rates

over a one-year time horizon:

Table 11

- Net Interest Income Sensitivity (One Year

Projection)
September 30, 2025 December 31, 2024
(Dollars in thousands) Amount Change Percent Change Amount Change Percent Change
Change in interest rate
+200 basis points (10,760) (0.41) 44,747 1.78
+100 basis points (6,125) (0.23) 22,917 0.91
-100 basis points 2,953 0.11 9,157 0.36
-200 basis points 17,319 0.66 588 0.02
As

of

September

30,

2025,

NII

simulations

showed

a

shift

in

the

Corporation’s

sensitivity

position

to

become

liability

sensitive.
Compared to the results as of December 31, 2024, the variation in sensitivity and the resulting profile was mainly due to an increase in asset

duration driven

by the

extension of

U.S. Treasury

Notes and

a decline

in U.S.

Treasury Bills

and excess

reserves at

the
FRB as

part of

a decision

to reduce

sensitivity to

declining rate

scenarios. In

rising rate

scenarios, Popular’s

net interest

income
would decrease

due to

the lower

volume of

short-term assets

as a

result of

the investment

portfolio extension strategy

combined
with higher deposits costs due to BPPR’s large proportion of market-linked Puerto

Rico public sector deposits, this would be partially
offset by

variable rate

loan repricing

and intermediate

maturity assets

coming due

within one

year.

Changes in

the balance

sheet
during the quarter

that contributed to

the variance in

sensitivity include the

purchase of $2.5

billion in U.S.

Treasury Notes

with an
average maturity of approximately 1.4 years, in addition

to higher fixed rate loan balances.
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
At

September

30,

2025,

the

Corporation

held

trading

securities

with

a

fair

value

of

$33.1

million,

representing

0.04%

of

the
Corporation’s

total

assets,

compared

with

$32.8

million

and

0.05%,

respectively,

at

December

31,

2024.

The

trading

portfolio
consists

principally of

investment grade

securities

such

as mortgage-backed

securities

of

$24.3

million with

a

weighted average
yield of 5.23% and U.S. Treasuries

of $8.0 million with a weighted average

yield of 2.57% at September 30, 2025

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

of

September 2025.

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
Sources of Liquidity
Deposits, including

customer deposits,

brokered deposits

and public

funds deposits,

continue to

be the

most significant

source of
funds for the Corporation, representing

89% of funding of the

Corporation’s total assets at September 30,

2025 and December 31,
2024. The ratio

of total ending

loans to deposits

was 58% and

57% at September

30, 2025 and

December 31, 2024, respectively.

In addition to traditional deposits, the Corporation

maintains borrowing arrangements, which amounted to $1.2 billion in outstanding
balances

at

September

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

and into BPPR, effective

on May 1,

2025, that allowed BPPR

to pledge auto loans

and leases as collateral
under the federal reserve’s

discount window. At

September 30, 2025, the

Corporation’s available liquidity increased to

$25.8 billion
from $21.6

billion on

December 31, 2024.

During the third

quarter of

2025, the

Corporation had no

material incremental use

of its
available liquidity sources. The liquidity sources of

the Corporation at September 30, 2025 are

presented in Table 12 below:

Table 12 - Liquidity Sources
September 30, 2025 December 31, 2024
(In thousands)
BPPR Popular U.S. Total BPPR Popular U.S. Total
Unpledged securities and unused funding
sources:
Money market (excess funds at the
Federal Reserve Bank)
$ 3,719,430 $ 1,024,811 $ 4,744,241 $ 4,882,358 $ 1,488,857 $ 6,371,215
Unpledged securities 4,658,303 1,010,386 5,668,689 3,806,066 522,869 4,328,935
FHLB borrowing capacity 3,134,633 1,023,693 4,158,326 2,777,090 1,058,921 3,836,011
Discount window of the Federal Reserve
Bank borrowing capacity 7,833,348 3,375,793 11,209,141 4,839,388 2,178,646 7,018,034
Total available liquidity $ 19,345,714 $ 6,434,683 $ 25,780,397 $ 16,304,902 $ 5,249,293 $ 21,554,195
Refer

to

Note

13

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

of deposit under $250,000,
all

interest-bearing

transactional

deposit

accounts,

non-interest-bearing

deposits,

and

savings

deposits.

Core

deposits

exclude
brokered

deposits

and

certificates

of

deposit

over

$250,000.

Core

deposits,

excluding

P.R.

public

funds,

which

are

fully
collateralized, have

historically provided

the Corporation

with a

sizable source

of relatively

stable and

low-cost funds.

P.R.

public
funds, while

linked to market

interest rates,

provide a stable

source of funding

with an

attractive earning spread.

As of

September
30, 2025, total Puerto Rico public sector deposits were

$20.1 billion, compared to $19.5 billion at December

31, 2024.
Core deposits represent 92%

of total deposits at

$60.9 billion, as of

September 30, 2025, compared with

92% at $59.9 billion

as of
December 31, 2024. Core

deposits financed 85% of

the Corporation’s earning assets

at September 30, 2025,

compared to 86% at
December 31, 2024.
The distribution by maturity

of certificates of deposit

with denominations of $250,000

and over at September

30, 2025 is

presented
in the table that follows:

Table 13 - Distribution by

Maturity of Certificates of Deposit of $250,000 and Over
(In thousands)
3 months or less $ 2,374,866
Over 3 to 12 months 1,102,624
Over 1 year to 3 years 278,729
Over 3 years 147,806
Total $ 3,904,025
The Corporation had

$1.8 billion in

brokered deposits at September

30, 2025, which

financed approximately

2% of its

total assets
(December 31, 2024 - $1.6 billion and 2%,

respectively).

As of

September 30, 2025,

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
30-Sep-25
Popular, Inc.
(Dollars in thousands)
BPPR % of Total Popular U.S. % of Total (Consolidated) % of Total
Deposits:
Deposits balances under $250,000 [1] $ 23,610,775 43% $ 8,523,789 70% $ 32,134,564 48%
Transactional deposits balances over
$250,000 8,203,843 15% 2,096,865 17% 10,300,708 16%
Time deposits balances over $250,000 2,013,907 4% 925,802 8% 2,939,709 4%
Uninsured foreign deposits 399,980 1% - - % 399,980 1%
Collateralized public funds 20,422,015 37% 316,428 3% 20,738,443 31%
Intercompany deposits 227,477 - % 298,714 2% - - %
Total deposits $ 54,877,997 100% $ 12,161,598 100% $ 66,513,404 100%
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

The

outstanding

balance

of

notes

payable

at

the

BHCs

amounted

to

$595

million

at

September

30,

2025

and

$594

million

at
December 31, 2024.
The contractual maturities of the BHCs notes payable

at September 30, 2025 are presented in Table 15.
Table 15

- Distribution of BHC's Notes Payable by Contractual

Maturity
Year (In thousands)
2028 $ 396,249
Later years 198,393
Total $ 594,642

As of

September 30,

2025, the

BHCs had

cash and

money markets

investments totaling

$484 million

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

$47
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
of dividends to the BHCs.

Dividends
During

the

third

quarter

of

2025,

the

Corporation

declared

a

quarterly

common

stock

dividend

of

$0.75

per

common

share,

an
increase from $0.70 per common share in the previous quarter. During the nine months ended September 30, 2025, the Corporation
declared

cash

dividends

of

$2.15

per

common

share

outstanding

($146.6

million

in

the

aggregate).

The

dividends

for

the
Corporation’s Series A preferred stock amounted to $1.1

million.
During the nine months

ended September 30, 2025, the

BHCs received dividends and

distributions amounting to $350

million from
BPPR, $23

from Popular

International Bank,

Inc. (“PIBI”)

and $22

million from

its other

non-banking subsidiaries.

Dividends from
BPPR constitute Popular,

Inc.’s primary source

of liquidity.

In addition, during

the nine months

ended September 30, 2025,

PIBI, a
wholly

owned

subsidiary

of

Popular,

Inc.,

received

$20.0

million

in

cash

dividends

and

$5.3

million

in

stock

dividends

from

its
investment in BHD.
In

addition to

regulatory

limits previously

discussed, the

ability

of a

bank

subsidiary to

up-stream dividends

to

its

BHC could

be
impacted by

its financial

performance and

capital, including

tangible and

regulatory capital,

thus potentially

limiting the

amount of
cash up

streamed to

the BHCs

from the

banking subsidiaries.

This could,

in turn,

affect BHC’s

ability to

declare dividends

on its
outstanding

common

and

preferred

stock,

repurchase its

securities

or

meet

its

debt

obligations. At

September

30,

2025,

BPPR
could declare a dividend of up to approximately $237 million without prior approval of the Federal Reserve Board due to

its retained
income, declared dividend activity and transfers to statutory reserves over the measurement period. In addition, pursuant to the FRB requirements, PB may not declare or pay a dividend

without the prior approval of the Federal Reserve

Board and the NYSDFS.
Other Funding Sources and Capital
In addition to cash reserves held at the FRB that totaled $4.7 billion at September 30, 2025, the debt securities portfolio provides an additional

source

of

liquidity,

which

may

be

realized

through

either

securities

sales,

collateralized

borrowings

or

repurchase
agreements.

The

Corporation’s

debt

securities

portfolio

consists

primarily

of

liquid

U.S.

government

debt

securities

and

U.S.
government sponsored agency

mortgage-backed securities that can

be used to

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

17

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

financial position of

the obligor group as

of September 30,

2025,
and December 31, 2024, and the

results of their operations for the

nine-month periods ended September 30, 2025, and September
30, 2024. Excluded are investments and equity

in earnings from subsidiaries and affiliates outside the

obligor group.
Intercompany balances

and transactions

within the

obligor group

have been

eliminated. Material

amounts due

from, due

to, and
transactions with subsidiaries and affiliates are shown separately. Related party transactions are also presented separately.

Table 16 - Summarized Statement

of Condition
(In thousands) September 30, 2025 December 31, 2024
Assets
Cash and money market investments $ 484,141 $ 634,809
Investment securities 37,618 35,150
Accounts receivables from non-obligor subsidiaries 14,541 14,602
Other loans (net of allowance for credit losses of $163 (2024

- $281))
24,486 25,381
Investment in equity method investees 5,265 5,279
Other assets 95,829 65,483
Total assets $ 661,880 $ 780,704
Liabilities and Stockholders' equity
Accounts payable to non-obligor subsidiaries $ 5,839 $ 12,163
Notes payable 594,642 593,571
Other liabilities 131,489 126,718
Stockholders' (deficit) equity (70,090) 48,252
Total liabilities and

stockholders' equity
$ 661,880 $ 780,704
Table 17 - Summarized Statement

of Operations
For the period ended
(In thousands) September 30, 2025 September 30, 2024
Income:
Dividends from non-obligor subsidiaries $ 371,500 $ 473,000
Interest income from non-obligor subsidiaries and affiliates 3,125 8,489
(Losses) earnings from investments in equity method investees (14) 29
Other operating income 8,027 3,116
Total income $ 382,638 $ 484,634
Expenses:
Services provided by non-obligor subsidiaries and affiliates

(net of
reimbursement by subsidiaries for services provided by parent of
$188,825 (2024 - $172,449)) $ 13,390 $ 9,654
Other expenses 19,492 30,000
Income tax expense [1] 7,075 21,934
Total expenses $ 39,957 $ 61,588
Net income $ 342,681 $ 423,046
[1] The net income

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
September 30, 2025, the

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
Economic Performance

The latest estimates from the

Puerto Rico Planning Board (the

“Planning Board”) indicate that real

GNP grew by 2.1%

during fiscal
year

2024

(July 2023-June

2024) and

by

1.1% in

fiscal

year

2025 (July

2024-June 2025).

For fiscal

year 2026

(July

2025-June
2026),

the

Planning

Board

forecasts

more

modest

GNP

growth

of

0.5%.

Meanwhile,

the

Puerto

Rico

Economic

Activity

Index
showed a 0.9% year-over-year decline and a 0.2% month-over-month decline in June 2025. While this index is not a direct measure of real GNP, it serves as an indicator of ongoing economic activity.
In

2021

and

2022,

inflation

rose

sharply

in

the

U.S.

and

Puerto

Rico

due

to

post-pandemic

demand

and

supply

chain

issues.
Inflation

began

to

decrease

by

mid-2022

as

the

Federal

Reserve

raised

interest

rates,

largely

stabilizing

by

September

2024,
leading

to

a

series

of

rate

reductions

by

the

Federal

Reserve

for

the

first

time

in

four

years.

As

of

September

2025,

the

U.S.
Consumer Price Index

showed a 3.0%

year-over-year increase, which

is significantly lower

than peak

2022 inflation levels

but still
above the Federal Reserve’s 2% target. In Puerto Rico,

the Consumer Price Index increased by 1.9%

over the same period.

Moreover, since October 1,

2025, a congressional impasse over fiscal year

2026 appropriations has triggered a partial shutdown

of
numerous U.S. federal agencies and

services. The shutdown has disrupted,

and may continue to

disrupt, federal payments to

U.S.
government

employees, beneficiaries

of

federal

programs

and transfers

to

the Puerto

Rico

government. While

these

disruptions
could adversely affect

our customers and

the broader Puerto

Rico economy,

the overall impact

remains uncertain and

will depend
largely on the shutdown’s duration and scope.
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

In August 2025, President Donald J. Trump dismissed six of the seven members of the Oversight Board, reportedly due to inefficient
leadership and excessive spending. Three of the dismissed members subsequently filed suit in federal court challenging the legality
of their dismissal. On October 3, 2025, the court issued a preliminary injunction that effectively reinstated such members and barred the seating of replacement members

while the case proceeds. Such

ruling remains subject to potential

appeal. It is still

too early to
determine what impact these developments may

have on Puerto Rico’s fiscal and economic affairs.
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
Puerto

Rico's economic

difficulties

have also

impacted its

municipalities. Historically,

the central

government provided

significant
municipal subsidies. However, these have decreased pursuant to fiscal measures required by the Oversight Board. This decline has been partly

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
Exposure of the Corporation

The credit quality of BPPR’s

loan portfolio is closely tied to the

economic conditions in Puerto Rico. Deterioration in the Puerto

Rico
economy

could

potentially

increase

delinquencies

and

charge-offs,

thereby

impacting

the

Corporation’s

financial

health.

The
Corporation has direct exposure to P.R. Government Entities, which are mainly concentrated in obligations from various Puerto Rico municipalities. Additionally,

the Corporation

holds loans

and securities

insured by

P.R.

Government Entities,

such as

the Housing
Finance

Authority,

whose

ability

to

honor

guarantees

depends

on

its

financial

condition.

BPPR’s

commercial,

mortgage,

and
consumer loan portfolios are also exposed to risks from private borrowers who are service providers or have other relationships with the Puerto

Rico government

and government employees

who could

be negatively

affected by

Puerto Rico’s

fiscal challenges.

For
further

discussion

of

the

Corporation’s

direct

and

indirect

exposure

to

the

Puerto

Rico

government and

its

instrumentalities and
municipalities, please refer to Note 18 – Commitments

and Contingencies to the Consolidated

Financial Statements.
The

Corporation

also

maintains

significant

deposits

from

P.R.

Government

Entities,

with

future

balances

subject

to

various
uncertainties.

Further

information

on

Puerto

Rico

Government

deposits

is

included

in

Note

12

–

Deposits

to

the

Consolidated
Financial Statements.
United States Virgin Islands
The Corporation has operations in the United

States Virgin Islands (“USVI”) and has credit exposure

to USVI government entities.
Non-Performing Assets
During

the

third

quarter

of

2025,

the

Corporation’s

credit

quality

metrics

were

affected

by

two

significant

unrelated

commercial
exposures,

resulting in

a

$188.4

million

increase in

NPLs.

The

determination

of

classifying

these

loans

as

NPLs

was

driven

by
factors specific to the individual borrowers and

are not believed to be indicative of a broader

decline in portfolio credit quality.
The first

loan classified

as NPL

is a

$158.3 million

commercial and

industrial facility

issued to

a telecommunications

company in
Puerto Rico

experiencing reduced

revenue due

to operational

challenges following

a business

acquisition and

client attrition.

The

second

loan

classified

as

NPL

is

a

$30.1

million

commercial

real

estate

facility,

following

a

$13.5

million

charge-off

during

the
quarter, and is secured by a hotel property in Florida.
Excluding these cases, credit quality metrics were stable. The Corporation continues to closely monitor the economic landscape and
borrower performance,

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
Total NPAs

of $545.2 million as of September 30, 2025, increased by $137.1 million when compared with December 31, 2024. Total
NPLs of

$502.2 million increased

by $151.4

million from December

31, 2024.

BPPR’s NPLs

increased by $161.3

million, primarily
due to the classification of the two commercial exposures with book values of $158.3 million and $30.1 million as NPLs, partly offset by lower mortgage NPLs by $18.5 million.

Popular U.S. NPLs decreased by $9.9 million, mostly

driven by decreases of $6.9 million
and $2.1 million in commercial and mortgage NPLs,

respectively.
On September

30, 2025,

the ratio

of NPLs

to total

loans held-in-portfolio was

1.30%, compared to

0.95% on

December 31,

2024.
Other real estate owned loans (“OREOs”) totaled $43.0

million, a decrease of $14.3 million from December

31, 2024. On September
30,

2025,

NPLs secured

by

real estate

amounted to

$211

million in

the Puerto

Rico

operations and

$47

million

in Popular

U.S,
compared with $200 million and $56 million, respectively, on December

31, 2024.
The Corporation’s commercial loan

portfolio secured by real

estate (“CRE”) amounted to $11.0

billion on September 30, 2025,

with
$3.1 billion secured by owner-occupied properties

(December 31, 2024 - $10.9 billion and $3.2

billion, respectively).
CRE NPLs amounted to

$78.4 million on September

30, 2025, compared with $53.7

million on December 31,

2024. The CRE NPL
ratios

for

the

BPPR

and

Popular

U.S.

segments

were

1.31%

and

0.25%,

respectively,

on

September

30,

2025,

compared

with
0.64% and 0.37%, respectively, on December 31, 2024.
The non-owner occupied CRE portfolio was $5.5 billion at September

30, 2025, split between $3.3 billion in BPPR and $2.2 billion in
Popular U.S. This portfolio is diversified across sectors: retail (33%), hotels (19%),

and office space (13%) which together represent
two-thirds of

total non-owner

occupied CRE

exposure. Specifically,

office space

leasing accounts

for just

1.8% ($713.4

million) of
the total

loan portfolio,

mainly comprising

mid-rise

properties with

an average

loan size

of $2.5

million, and

is well

diversified by
tenant type.

Within CRE, the

commercial multi-family portfolio is

$2.5 billion (approximately 6%

of total loans),

concentrated in New

York

Metro
($1.5 billion), South Florida ($672.2 million) and Puerto Rico ($199.6 million) regions. In the New York Metro, there is no exposure to rent-controlled buildings and rent-stabilized

units make up less than 40% of total units,

with most originated after 2019.

In

addition

to

the

NPLs

included

in

Table

18,

on

September

30,

2025,

there

were

$724

million

of

performing

loans,

mostly
commercial

loans,

which

in

management’s

opinion,

are

currently

subject

to

potential

future

classification

as

non-performing
(December 31, 2024 - $596 million).
The following table presents the Corporation’s NPAs as of September 30, 2025 and December

31, 2024:

Table 18 - Non-Performing

Assets
September 30, 2025 December 31, 2024
(Dollars in thousands) BPPR
Popular
U.S.
Popular,
Inc.
As a % of
loans HIP
by
category BPPR
Popular
U.S.
Popular,
Inc.
As a % of
loans HIP
by
category
Commercial
Commercial multi-family
$ 174 $ 8,467 $ 8,641 0.3% $ 79 $ 8,700 $ 8,779 0.4%
Commercial real estate non-owner
occupied
37,043 7,083 44,126 0.8 6,429 8,015 14,444 0.3
Commercial real estate owner
occupied
25,619 - 25,619 0.8 25,258 5,191 30,449 1.0
Commercial and industrial

173,245 1,246 174,491 2.1 19,335 1,748 21,083 0.3
Total Commercial

236,081 16,796 252,877 1.3 51,101 23,654 74,755 0.4
Mortgage 139,958 27,809 167,767 2.0 158,442 29,890 188,332 2.3
Leasing 7,747 - 7,747 0.4 9,588 - 9,588 0.5
Consumer

Home equity lines of credit
- 3,257 3,257 4.1 - 3,393 3,393 4.6

Personal

18,375 941 19,316 1.0 20,269 1,741 22,010 1.2

Auto
49,432 - 49,432 1.3 51,792 - 51,792 1.4

Other
1,776 30 1,806 1.0 899 11 910 0.5
Total Consumer

69,583 4,228 73,811 1.0 72,960 5,145 78,105 1.1
Total non-performing

loans held-in-
portfolio 453,369 48,833 502,202 1.3% 292,091 58,689 350,780 0.9%
Other real estate owned (“OREO”) 42,446 504 42,950 57,197 71 57,268
Total non-performing

assets
[1] $ 495,815 $ 49,337 $ 545,152 $ 349,288 $ 58,760 $ 408,048
Accruing loans past due 90 days or
more
[2]
$ 205,168 $ 188 $ 205,356 $ 242,250 $ 190 $ 242,440
Ratios:
Non-performing assets to total assets 0.84% 0.30% 0.73% 0.61% 0.37% 0.56%
Non-performing loans held-in-portfolio
to loans held-in-portfolio

1.67 0.42 1.30 1.12 0.54 0.95
Allowance for credit losses to loans
held-in-portfolio 2.56 0.79 2.03 2.56 0.69 2.01
Allowance for credit losses to non-
performing loans, excluding held-for-
sale 153.38 186.07 156.55 229.61 128.40 212.68
[1] There were no non-performing loans held-for-sale

as of September 30, 2025 and December 31, 2024.
[2] It is the Corporation’s policy to report delinquent

residential mortgage loans insured by FHA or guaranteed

by the VA as accruing

loans past due 90
days or

more

as

opposed

to

non-performing

since

the principal

repayment

is insured.

These

balances

include

$49 million

of residential

mortgage
loans insured

by FHA

or guaranteed

by the

VA

that are

no longer

accruing interest

as of

September 30,

2025 (December

31, 2024

- $65

million).
Furthermore, the Corporation

has $29 million

in reverse mortgage

loans which are

guaranteed by FHA,

but which are

currently not accruing

interest.
Due to the guaranteed

nature of the loans,

it is the Corporation’s

policy to exclude these

balances from non-performing

assets (December 31,

2024 -
$31 million).
For the quarter

ended September 30,

2025, total inflows

of NPLs held-in-portfolio,

excluding consumer loans, increased

by $187.0
million, when compared to the inflows for the same period in 2024. Inflows of NPLs held-in-portfolio at the BPPR segment increased by $205.2

million, compared

to the

same period

in 2024,

mainly driven

by the

two commercial

exposures that

were classified

as
NPLs during

the quarter.

Inflows of

NPLs held-in-portfolio

at the

Popular U.S.

segment decreased

by $18.2

million from

the same
period in 2024, driven by lower mortgage NPL

inflows by $17.4 million.
Tables 19 to 25 present the Corporation’s inflows to NPLs for the quarters and nine months ended September 30, 2025 and 2024.

Table 19 - Activity in Non

-Performing Loans Held-in-Portfolio (Excluding Consumer

Loans)
For the quarter ended September 30, 2025 For the nine months ended September 30, 2025
(Dollars in thousands) BPPR Popular U.S. Popular, Inc. BPPR Popular U.S. Popular, Inc.
Beginning balance $ 189,630 $ 49,763 $ 239,393 $ 209,543 $ 53,544 $ 263,087
Plus:
New non-performing loans 241,745 4,786 246,531 310,973 21,853 332,826
Advances on existing non-performing loans - 48 48 - 86 86
Less:
Non-performing loans transferred to OREO (2,333) - (2,333) (7,273) (433) (7,706)
Non-performing loans charged-off (13,854) - (13,854) (15,571) (1,713) (17,284)
Loans returned to accrual status / loan collections (39,149) (9,992) (49,141) (121,633) (28,732) (150,365)
Ending balance NPLs $ 376,039 $ 44,605 $ 420,644 $ 376,039 $ 44,605 $ 420,644
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
For the quarter ended September 30, 2025 For the nine months ended September 30, 2025
(Dollars in thousands) BPPR Popular U.S.
Popular, Inc.

BPPR Popular U.S.
Popular, Inc.

Beginning balance $ 42,166 $ 21,711 $ 63,877 $ 51,101 $ 23,654 $ 74,755
Plus:
New non-performing loans 211,193 1,775 212,968 218,742 12,820 231,562
Advances on existing non-performing loans - 48 48 - 85 85
Less:
Non-performing loans transferred to OREO - - - (260) - (260)
Non-performing loans charged-off (13,779) - (13,779) (14,921) (1,713) (16,634)
Loans returned to accrual status / loan
collections
(3,499) (6,738) (10,237) (18,581) (18,050) (36,631)
Ending balance NPLs $ 236,081 $ 16,796 $ 252,877 $ 236,081 $ 16,796 $ 252,877

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
For the quarter ended September 30, 2025
For the nine months ended

September 30, 2025
(Dollars in thousands) BPPR Popular U.S.
Popular, Inc.

BPPR Popular U.S.
Popular, Inc.

Beginning balance $ 147,464 $ 28,052 $ 175,516 $ 158,442 $ 29,890 $ 188,332
Plus:
New non-performing loans 30,552 3,011 33,563 92,231 9,033 101,264
Advances on existing non-performing loans - - - - 1 1
Less:
Non-performing loans transferred to OREO (2,333) - (2,333) (7,013) (433) (7,446)
Non-performing loans charged-off (75) - (75) (650) - (650)
Loans returned to accrual status / loan collections (35,650) (3,254) (38,904) (103,052) (10,682) (113,734)
Ending balance NPLs $ 139,958 $ 27,809 $ 167,767 $ 139,958 $ 27,809 $ 167,767
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
Non-performing loans transferred to OREO (4,016) - (4,016) (12,385) (24) (12,409)
Non-performing loans charged-off 54 - 54 (146) (18) (164)
Loans returned to accrual status / loan collections (34,033) (3,535) (37,568) (102,949) (27,449) (130,398)
Ending balance NPLs $ 157,920 $ 28,434 $ 186,354 $ 157,920 $ 28,434 $ 186,354

Loan Delinquencies
Another key measure used to evaluate and

monitor the Corporation’s asset quality is loan

delinquencies. Loans delinquent 30 days
or more, as a percentage of their related portfolio

category on September 30, 2025 and December 31,

2024, are presented below.
Table 26 - Loan Delinquencies
(Dollars in thousands) September 30, 2025 December 31, 2024
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Commercial

Commercial multi-family $ 12,637 $ 2,489,589 0.51% $ 15,826 $ 2,399,620 0.66%
Commercial real estate
non-owner occupied 61,924 5,462,580 1.13 24,925 5,363,235 0.46
Commercial real estate
owner occupied 43,163 3,090,724 1.40 42,311 3,157,746 1.34
Commercial and industrial 200,876 8,245,639 2.44 49,942 7,741,562 0.65
Total Commercial

318,600 19,288,532 1.65 133,004 18,662,163 0.71
Construction

4,589 1,604,612 0.29 1,039 1,263,792 0.08
Mortgage [1] 718,940 8,558,408 8.40 798,130 8,114,183 9.84
Leasing 36,656 1,998,651 1.83 39,641 1,925,405 2.06
Consumer

Credit cards

49,098 1,225,567 4.01 59,078 1,218,079 4.85
Home equity lines of credit 3,987 78,890 5.05 5,054 73,571 6.87
Personal

52,491 1,900,325 2.76 57,835 1,855,244 3.12
Auto

179,213 3,850,953 4.65 191,008 3,823,437 5.00
Other 5,377 181,220 2.97 3,930 171,778 2.29
Total Consumer

290,166 7,236,955 4.01 316,905 7,142,109 4.44
Loans held-for-sale - 7,783 - - 5,423 -
Total

$ 1,368,951 $ 38,694,941 3.54% $ 1,288,719 $ 37,113,075 3.47%
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
portfolio. Refer to

Note 8 to

the Consolidated Financial

Statements, for additional

information on the

Corporation’s methodology to
estimate its ACL.
At September

30, 2025,

the ACL increased

by $40.2

million from

December 31,

2024 to

$786.2 million. The

increase in

ACL was
mainly

driven

by

a

combination

of

changes

in

the

economic

scenario

probability

weights,

increases

in

qualitative

reserves

in
response to

the current

economic environment uncertainty,

higher loan volumes,

and a

specific reserve

recognized for the

$158.3
million commercial NPL inflow described above. These increases were offset in part by the net effect of changes in

credit quality and
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
previous

quarter.

This

change

resulted

in

a

$4.5

million

reduction

in

ACL

reserve

levels,

for

a

$13.7

million

net

increase

from
December

31,

2024.

The

probability

weight

for

the

pessimistic

scenario

remains

above

the

levels

observed

in

2024,

given

the
ongoing economic uncertainty.
At September 30, 2025, the ACL for BPPR increased by $24.7 million from December 31, 2024, driven by changes in the probability weights that

resulted in

a

$8.8 million

net ACL

increase, higher

loan volumes,

and

a specific

reserve recognized

for

the

$158.3
million commercial NPL

inflow described above.

These increases were partially

offset by

improvements in credit

quality and NCOs
during the

period. In

PB, the

ACL increased

by $15.5

million, when

compared to

December 31,

2024. This

increase was

mainly
driven by higher qualitative reserves for the CRE portfolio in response to current market volatility and economic uncertainty, coupled with changes in the probability weights that resulted in

a $4.9 million net increase.
The Corporation’s ratio of the allowance for

credit losses to loans held-in-portfolio was 2.03%

on September 30, 2025, compared to
2.01% on December

31, 2024. The

ratio of the

ACL to NPLs

held-in-portfolio stood at 156.6%,

compared to 212.7%

on December
31, 2024.
Tables

27 and

28 detail

the allowance

for credit

losses by

loan categories

and the

percentage it

represents of

total loans

held-in-
portfolio and

NPLs. The

breakdown is

made for

analytical purposes,

and it

is not

necessarily indicative

of the

categories in

which
future loan losses may occur.

Table 27 - Allowance for Credit

Losses - Loan Portfolios
September 30, 2025
(Dollars in thousands) Total ACL
Total loans held-
in-portfolio
ACL to loans held-
in-portfolio
Total non-
performing loans
held-in-portfolio
ACL to non-
performing loans
held-in-portfolio
Commercial

Commercial multi-family
$ 16,582 $ 2,489,589 0.67% $ 8,641 191.90%

Commercial real estate non-owner occupied
58,845 5,462,580 1.08% 44,126 133.36%

Commercial real estate owner occupied
49,191 3,090,724 1.59% 25,619 192.01%

Commercial and industrial

169,307 8,245,639 2.05% 174,491 97.03%
Total Commercial

$ 293,925 $ 19,288,532 1.52% $ 252,877 116.23%
Construction 11,104 1,604,612 0.69% - -
Mortgage 86,981 8,558,408 1.02% 167,767 51.85%
Leasing 19,220 1,998,651 0.96% 7,747 248.10%
Consumer

Credit cards
87,208 1,225,567 7.12% - -

Home equity lines of credit
1,548 78,890 1.96% 3,257 47.53%

Personal

100,238 1,900,325 5.27% 19,316 518.94%

Auto
177,819 3,850,953 4.62% 49,432 359.72%

Other
8,177 181,220 4.51% 1,806 452.77%
Total Consumer

$ 374,990 $ 7,236,955 5.18% $ 73,811 508.04%
Total $ 786,220 $ 38,687,158 2.03% $ 502,202 156.55%
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

Commercial and industrial

146,006 7,741,562 1.89% 21,083 692.53%
Total Commercial

$ 259,564 $ 18,662,163 1.39% $ 74,755 347.22%
Construction 11,264 1,263,792 0.89% - -
Mortgage 82,409 8,114,183 1.02% 188,332 43.76%
Leasing 16,419 1,925,405 0.85% 9,588 171.25%
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
September 30, 2025 September 30, 2024
BPPR Popular U.S. Popular Inc. BPPR Popular U.S. Popular Inc.
Commercial

0.50% 0.03% 0.29% 0.13% 0.02% 0.08%
Construction ― ― ― (2.33) ― (0.37)
Mortgage (0.12) (0.01) (0.11) (0.24) (0.01) (0.20)
Leasing 0.41 ― 0.41 0.49 ― 0.49
Consumer 2.48 1.69 2.46 3.14 7.17 3.26
Total annualized

net charge-offs
(recoveries) to average loans held-in-
portfolio
0.84% 0.04% 0.60% 0.86% 0.15% 0.65%
Nine months ended
September 30, 2025 September 30, 2024
BPPR Popular U.S. Popular Inc. BPPR Popular U.S. Popular Inc.
Commercial

0.14% 0.02% 0.08% 0.21% 0.03% 0.13%
Construction ― ― ― (0.82) (0.01) (0.14)
Mortgage (0.14) (0.03) (0.12) (0.25) (0.01) (0.21)
Leasing 0.55 ― 0.55 0.64 ― 0.64
Consumer 2.53 3.23 2.54 2.93 7.43 3.07
Total annualized

net charge-offs
(recoveries) to average loans held-in-
portfolio 0.73% 0.06% 0.53% 0.86% 0.18% 0.66%
NCOs for

the quarter

ended September

30, 2025,

amounted to

$57.8 million,

decreasing by

$0.7 million

when compared

to

the
same period in 2024. The BPPR

segment increased by $2.0 million, mainly driven

by an increase of $9.9 million

and $1.7 million in
commercial and mortgage NCOs, respectively,

mostly due to a $13.5 million charge-off related to the $30.1 million commercial

NPL
inflow, partially

offset by a decrease

of $10.5 million in consumer

NCOs. The PB segment NCOs

decreased by $2.7 million, mainly
driven by lower consumer NCOs by $3.0 million
NCOs for the nine

months ended September 30, 2025,

amounted to $149.1 million, decreasing by

$25.3 million when compared to
the same period in 2024. The BPPR segment decreased by $16.6 million, mainly driven by a decrease of $17.5 million in consumer
NCOs. The PB segment NCOs decreased by $8.6

million, mainly driven by lower consumer NCOs by

$7.9 million.
Loan Modifications
For the quarter ended September 30, 2025, modified loans to borrowers with financial difficulty amounted to $156.0 million, of which
$146.8 million were in

accruing status. The BPPR segment’s modifications

to borrowers with financial difficulty

amounted to $154.5
million, mainly comprised of commercial and mortgage loans of $130.1 million and $17.7 million, respectively. A total of $12.9 million of

the

mortgage

modifications

were

related

to

government

guaranteed

loans.

The

Popular

U.S.

segment’s

modifications

to
borrowers with financial difficulty amounted to $1.4 million,

mostly comprised of commercial loans.
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
Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f)
and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Part II - Other Information
Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 18

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

30, 2025.
Issuer Purchases of Equity Securities
The following table

sets forth the

details of

purchases of common

stock by

the Corporation and

its affiliated

purchasers during the
quarter ended September 30, 2025:
Issuer Purchases of Equity Securities
Not in thousands
Period
Total Number of
Shares Purchased [1]
Average Price Paid per
Share
Total Number of

Shares
Purchased as Part of Publicly
Announced Plans or Programs [2]
Approximate Dollar Value of
Shares that May Yet be
Purchased Under the Plans or
Programs [2]
July 1 - July 31 247,066 $ 114.06 247,066 $520,194,763
August 1 -August 31 418,011 117.25 417,467 $471,246,181
September 1 - September 30 336,706 125.82 336,329 $428,924,967
Total

1,001,783 $ 119.35 1,000,862 $428,924,967
[1] Includes 544

and 377 shares

of the Corporation’s

common stock

acquired by the

Corporation during

August and

September 2025,

respectively,

in
connection

with the

satisfaction

of tax

withholding

obligations

on vested

awards of

restricted

stock

or restricted

stock

units

granted to

directors

and
certain employees under the Corporation’s Omnibus Incentive

Plan. The acquired shares of common stock were added

back to treasury stock.

[2]

As part of its

capital plan, in July

2025, the Corporation announced

plans to repurchase up

to $500 million in common

stock, in addition to

the $500
million in

common stock

repurchase program

announced in

July 2024.

As of

September 30,

2025, the

Corporation repurchased

5,664,241 shares

of
common stock for $571 million at an average price

of $100.80 per share, as part of the 2024 and 2025

common stock repurchase programs.
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
POPULAR, INC.
(Registrant)
Date: November 10, 2025 By: /s/ Jorge J. García
Jorge J. García
Executive Vice President &
Chief Financial Officer
Date: November 10, 2025 By: /s/ Denissa M. Rodríguez
Denissa M. Rodríguez
Senior Vice President & Corporate Comptroller