Form 10-K
period 2025-12-31
POPULAR, INC.
filed 2026-03-02
CIK 763901

1
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-K
[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934
For the Fiscal Year Ended
December 31, 2025
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

Act). Yes

No
X

As of June 30, 2025, the aggregate market

value of the Common Stock held by non-affiliates of

Popular, Inc. was approximately $
7.5
billion based upon the reported closing price of $110.21 on the Nasdaq

Global Select Market on that date.

As of February 26, 2026, there were
65,104,302

shares of Popular, Inc.’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Popular,

Inc.’s definitive proxy

statement relating to the

2026 Annual Meeting

of Stockholders of Popular,

Inc. (the “Proxy
Statement”) are incorporated herein by reference in response to Items 10 through

14 of Part III. The Proxy Statement will be

filed with
the Securities and Exchange Commission (the “SEC”)

on or about March 24, 2026.

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
such event

occurring, any of

which could cause

adverse consequences for

our business, including,

but not

limited to,
disruptions in our operations;
●

our ability to achieve the

expected benefits from our transformation initiatives, including our ability to achieve projected
earnings, efficiencies and

return on tangible

common equity and

accurately anticipate costs

and expenses associated
therewith;

●
our ability to execute capital actions, including with

respect to share repurchases and dividends;
●

the fiscal and monetary policies of the federal government

and its agencies;
●

changes in

federal

bank

regulatory and

supervisory policies,

including required

levels of

capital, liquidity,

resolution-
related requirements and the impact of other proposed

capital standards on our capital ratios;
●

changes

in

and

uncertainty

regarding

federal

funding,

tax

and

trade

policies,

and

federal

rulemaking,

supervision,
examination and enforcement priorities;
●

adjustments to or additional Federal Deposit Insurance

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
Item 1 Business 6
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
Operations
43
Item 7A
Quantitative and Qualitative Disclosures About Market

Risk
43
Item 8 Financial Statements and Supplementary Data 43
Item 9
Changes in and Disagreements with Accountants

on Accounting and Financial
Disclosure
44
Item 9A Controls and Procedures 44
Item 9B Other Information 44
Item 9C
Disclosure Regarding Foreign Jurisdictions that Prevent

Inspections
44
PART III
Item 10 Directors, Executive Officers and Corporate Governance 44
Item 11 Executive Compensation 45
Item 12
Security Ownership of Certain Beneficial Owners

and Management and
Related Stockholders

Matters
45
Item 13
Certain Relationships and Related Transactions, and Director

Independence
45
Item 14 Principal Accountant Fees and Services 45
PART IV
Item 15 Exhibits and Financial Statement Schedules 45
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

$75.3 billion, total

deposits of

$66.2 billion

and stockholders’
equity of $6.2 billion at

December 31, 2025. At December 31,

2025, we ranked among the

50 largest U.S. bank holding companies
based on total assets according to information gathered

and disclosed by the Federal Reserve Board.
We operate in two principal markets:
●

Puerto

Rico:

We

provide

retail,

mortgage

and

commercial

banking

services,

as

well

as

auto

and

equipment

leasing

and
financing through

our principal

banking subsidiary,

Banco Popular

de Puerto

Rico (“Banco

Popular” or

“BPPR”), and

broker-
dealer

and

insurance

services

through

specialized

subsidiaries.

BPPR’s

deposits

are

insured

under

the

Deposit

Insurance
Fund (“DIF”)

of the

Federal Deposit

Insurance Corporation

(“FDIC”). The

banking operations

of BPPR

are primarily

based in
Puerto Rico, where BPPR has the largest retail banking

franchise.
●

Mainland

United

States:

We

provide

retail

and

commercial

banking

services,

as

well

as

equipment

leasing

and

financing,
through our New York

-chartered banking subsidiary,

Popular Bank (“PB” or

“Popular U.S.”), which has branches

in New York,
New Jersey,

and Florida. PB’s deposits are insured under the DIF

of the FDIC.
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

Our construction loan
portfolio primarily consists of residential land development,

multifamily housing, and condominium projects.

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

However, 52% of our loan portfolio at

December 31, 2025 consisted of real estate-
related loans,

including residential

mortgage loans,

construction loans

and commercial

loans secured

by commercial

real estate.
The table below presents the distribution of

our loan portfolio by loan category at December

31, 2025.
Loan category
(Dollars in millions) BPPR % PB % POPULAR %
Commercial multi-family $303 1 $2,152 18 $2,455 6
Commercial real estate:

Non-owner occupied
3,395 12 2,148 18 5,543 14

Owner occupied
1,197 4 1,957 17 3,154 8
Commercial and industrial 5,970 22 2,637 23 8,607 22
Construction 358 1 1,317 11 1,675 4
Mortgage 7,348 27 1,301 11 8,649 22
Leasing 2,001 7 2,001 5
Consumer:

Credit cards
1,257 4 - - 1,257 3

Home equity lines of credit
2

-

77 1 79

-

Personal
1,836 7 70 1 1,906 5

Auto
3,820 14 - - 3,820 10

Other
172 1 9 - 181 1
Total $27,659 100 $11,668 100 $39,327 100
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

others, we ensure

that those loans

meet our underwriting

standards and

are consistent

with our risk

appetite.

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

services that
were

traditionally

considered

banking

products

and

have

allowed

non-traditional

financial

service

providers

and

technology
companies

to

provide

electronic

and

internet-based

financial

solutions

and

services.

In

addition,

nonbank

firms

may

have

a
competitive advantage over

traditional banks

and bank

holding companies,

such as

Popular,

due to factors

such as

differences in
regulation, funding models and tax treatment.
In

the

United

States

we

continue

to

face

substantial

competitive

pressure

as

our

footprint

resides

in

the

two

large
metropolitan markets of

New York

City /

Northern New Jersey

and the

greater Miami area.

There are a

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
Transformation Initiatives
The Corporation

continues

its broad-based

,

multi-year,

technological

and business

process transformation,

which was

launched
in

2022.

As

part

of

this

transformation,

we

are

making

significant

investments

in

technology,

talent

and

new

digital

and

data
capabilities

in order

to provide

our customers

with more

personalized

and accessible

services,

increase

employee

performance
and satisfaction

with more agile

work processes,

and generate sustainable

profitable growth

and value for our

shareholders.
During

2025,

the

Corporation

continued

to

make

meaningful

progress

in

the

modernization

of

our

customer

channels

and
enhancement

of our customers'

experience.

For example,

we started

the rollout

of a commercial

cash management

solution

and
deployed

a new

consumer

credit

origination

platform

in Puerto

Rico

and the

Virgin

Islands.

We

also

continued

to

invest

in our
physical

retail

network

and

executed

a series

of

efficiency

initiatives,

including

exiting

our

U.S.

mortgage

business,

optimizing
mortgage

servicing

operations

in Puerto

Rico,

and transforming

our Enterprise

Resource

Planning

(ERP)

platform

to a

modern
cloud-based solution

implemented

in January 2026

.

In

connection

with

the

Corporation’s

transformation

initiatives,

the

Corporation

is

working

to

achieve

a

sustainable

return

on
tangible

common

equity

(“ROTCE”)

of

14%

over

the

long

term.

The

Corporation

made

progress

towards

this

goal

in

2025,
achieving 13%

ROTCE for the full

year.
Refer

to

the

Overview

section

of

Management’s

Discussion

and

Analysis

included

in this

Form

10-K

for

information

on

recent
significant

events that have

impacted or

will impact

our current and

future operations.
Human Capital Management
Popular seeks

to embody our

values and

behaviors throughout

our human capital

management practices.

Attracting,

developing,
and retaining

top talent

in an

environment

that promotes

wellness, inclusion,

respect, continuous

learning,

and transparency

are
fundamental

pillars of

the Corporation’s

long-term strategy.

As of December

31, 2025, Popular

employed 9,427

individuals,

none
of whom were

represented

by a collective

bargaining group.

Nurturing Well

-Being: Employee

Health & Financial

Security
Popular

believes

that the

health and

financial

wellness

of our

employees

is fundamental

to delivering

high-quality

service

to our
customers

and

contributing

positively

to

the

communities

in

which

we

operate.

Accordingly,

the

Corporation

offers

a
comprehensive

health and

wellness program

that includes

medical, pharmacy,

vision, and

dental insurance,

as well as additional
wellness initiatives.

Our programs

are designed

to ensure that

healthcare is

both accessible

and affordable

for our employees,

with Popular covering
up to 78%

of health

insurance premiums,

a figure that

surpasses regional

benchmarks.

In 2025,

we strengthened

our health

and
wellness

offerings

by opening

a state-of-the-art

fitness center

in our San

Juan, Puerto

Rico campus,

to encourage

an active

and
balanced

lifestyle.

As of

December

2025,

the fitness

center

had

a total

of 2,030

members,

including

active

employees,

eligible
family members

and retirees.

Additionally,

the

Corporation

promotes

employee

health

and

well-being

by

encouraging

annual

physical

examinations

and
operating

a comprehensive

health and

wellness center

at its Puerto

Rico corporate

offices, staffed

with healthcare

providers and
enhanced

by

the

addition

of

an

on-site

psychologist

to

provide

mental

health

support.

The

center

received

over

15,000

visits
from employees

during 2025.

Popular

also seeks

to foster

work-life

balance

by offering

paid time

off

benefits

to our

employees,

including

community

service
leave,

paid

parental

leave,

and

flexible

work

arrangements.

Our

hybrid

work

model,

available

to

approximately

half

of

our
workforce,

is

designed

to

strike

an

appropriate

balance

between

employee

flexibility

and

business

needs,

reinforcing

our
commitment

to

a flexible

and

productive

work

environment.

In

addition,

we regularly

offer

activities

and

workshops

focused

on
physical fitness

and personal financial

management.

Popular

further

offers

a 401(k)

savings

and

investment

plan,

in

which

98%

of

employees

participate.

Under

the

plan,

Popular

matches

$0.50 for

every

dollar

contributed

by an

employee,

up to

8% of

the employee’s

salary.

Moreover,

Popular

maintains

a
profit-sharing

plan, contingent

upon the

achievement

of pre-established

financial

goals, to

further

align employee

compensation
with

the

Corporation’s

overall

performance.

Under

the

profit-sharing

plan,

employees

may

receive

up

to

8%

of

their

eligible
compensation

(capped

at $70,000),

with the

first

4% paid

in cash

and any

amount

above that

threshold

paid to

the employee’s
savings

and

investment

plan

account.

Additionally,

Popular

regularly

reviews

employees’

base

compensation

to

remain
competitive

with market salaries

for comparable

positions.
Empowering Growth:

Our Commitment

to Talent

Developmen
t
We

are committed

to fostering

the continuous

development

and upskilling

of our

employees

and

believe

this

is fundamental

to
maintaining

our competitive

advantage.

Towards

that end,

Popular

offers

development

opportunities

designed

to strengthen

our
employees’

knowledge,

capabilities

and

skills,

supporting

their

personal

growth

while

enhancing

Popular’s

business

strategies
and organizational

effectiveness.

Our 40,000

square foot

development

center in

San Juan,

Puerto Rico,

and our satellite

facilities

in New York,

South Florida,

and
the

Virgin

Islands,

offer

year-round

training

sessions,

activities

and

workshops.

In

2025,

there

were

approximately

6,700
registered

participations

in corporate

academy

voluntary

courses,

new

employee

orientations,

health

coordinator

certifications,
and

manager

onboarding

programs—an

increase

of

approximately

2,500

compared

to

the

participation

levels

in

2024.

These
courses

offer

instructor-led

training

experiences

for

employees

to

develop

and

apply

critical

core

and

technical

skills.

Our
commitment

to

continuous

learning

is

further

supported

through

employee

access

to

LinkedIn

Learning,

which

provides

an
extensive

library

of

over

16,000

e-learning

courses,

enabling

employees

to

pursue

self-directed

learning

aligned

with

both
professional

development goals

and business

needs.

Our

focus

on

training

and

development

has

provided

internal

growth

opportunities

for

our

workforce.

As

a

result,

the
Corporation’s

internal

mobility

rate in

2025 was

47%, reflecting

employees

who applied

for or

were selected

for open

positions,
received

promotions,

or made

lateral

moves

within

the

organization.

Additionally,

we continued

strengthening

key skills

across
accelerated

development

programs

focused

on

data

science,

agile

methodologies,

analytics,

process

efficiency,

and

product
management.

During

2025,

approximately

400

employees

participated

in these

programs,

further

enhancing

the

organization’s
talent.

During

2025,

Popular

successfully

implemented

the Executive

Development

Program,

engaging

over

80 executive

leaders

in a
comprehensive

initiative

focused

on strengthening

key

behaviors,

including

agility,

accountability,

collaboration,

and leadership
mindset,

aligned

with

our

company

values.

In

addition,

we

introduced

the

Middle

Management

Development

Program,

a two-
year

development

journey

for

over

1,700

leaders

designed

to

reinforce

alignment

with

the

Corporation’s

values

and

expected
behaviors

while

fostering

sustainable

organizational

transformation.

Furthermore,

we provided

our

leaders

with

advanced

tools
to support more

effective and

impactful performance

discussions.
Our

organizational

effectiveness

strategy

was

crucial

in

advancing

organizational

development

through

targeted

initiatives,
including

assessments,

team

integration

activities,

new

manager

integration

facilitations,

and

team

alignment

sessions.

These
efforts

are

designed

to

foster

a

cohesive,

agile,

and

adaptable

workforce

capable

of

supporting

the

Corporation’s

evolving
business objectives.
Enhancing Leadership

Continuity through

Strategic Succession

Planning
Popular’s

business

strategy

integrates

succession

planning

to

ensure

effective

and

orderly

leadership

transitions.

Succession
plans

for senior

management

are

developed

by the

Chief

Executive

Officer

and

presented

to the

Board

of Directors.

Popular’s
succession

planning

also

leverages

our

Executive

Talent

Management

Program

to

identify

high-potential

and

high-performing
managers,

providing

them

with

targeted

learning

opportunities

to

enhance

their

skills

and

prepare

them

for

future

senior
management positions.
Employee Experience
Popular

is

committed

to

providing

an

exceptional

employee

experience

that

inspires

our

employees

to

deliver

outstanding
service

to

our

customers

and

communities.

We

recognize

the

evolving

nature

of

our

employees’

needs

and

expectations

and
have

a

robust

approach

to

measuring

and

understanding

their

journey.

Our

employee

engagement

and

experience

survey
program

includes

biannual

pulse surveys,

an annual

enterprise-wide

survey,

and additional

surveys

that assess

the end

-to-end
employee

journey.

We believe

that these

insights

contributed

to our

ability

to maintain

a stable

employee

turnover

rate of

8.5%
as

of

the

end

of

2025.

Furthermore,

our

employee-experience

efforts

are

reflected

in

record

participation

rate

of

77%

and

a
sustained

employee-loyalty

score of

81%, positioning

us above

the 50th

percentile

of the Qualtrics

global benchmark

and above
the financial

services industry

average benchmark.

Board Oversight

in Human Capital
The

Talent

and

Compensation

Committee

of

the

Corporation’s

Board

of

Directors

has

oversight

responsibility

for

the
Corporation’s

human

capital

management

practices.

As

part

of

its

responsibilities,

the

Talent

and

Compensation

Committee
reviews

and

advises

management

on

the

Corporation’s

overall

compensation

philosophy,

programs

and

policies,

and

on

the
Corporation’s

talent

acquisition

and

development,

workforce

engagement,

succession

planning,

and

corporate

culture,

among
other human capital

matters.
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

adviser subsidiary

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
Enhanced Prudential Standards
Under

the

Dodd-Frank

Wall

Street

Reform

and

Consumer

Protection

Act

(the

“Dodd-Frank

Act”),

as

modified

by

the
Economic

Growth,

Regulatory

Relief,

and

Consumer

Protection

Act

and

the

federal

banking

regulators’

2019

“Tailoring

Rules,”
banking

organizations are

categorized based

on status

as

a U.S.

G-SIB,

size

and four

other risk-based

indicators. Among

bank
holding companies with $100

billion or more in

total consolidated assets, the

most stringent standards apply

to U.S. G-SIBs,

which
are subject to Category I standards,

and the least stringent standards apply to Category IV organizations, which have between $100 billion and $250 billion in total consolidated assets and less than $75 billion in all four other risk-based indicators and which are also
not U.S. G-SIBs. Bank holding companies with total consolidated assets of $50 billion or more are subject to risk committee and risk management requirements. As of December 31, 2025,

Popular had total consolidated assets of $75.3 billion.

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

2025, Popular,

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
basis

points

on

an

annualized

basis.

Taking

into

account the

adjustments the

FDIC

may

make

to

the

base

rate,

the

total

base
assessment rate could range from 1.5 to 40 basis points

on an annualized basis.
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
As of December 31, 2025, BPPR and

PB had a DIF average total asset

less average tangible equity assessment base of
$69 billion.
On

November 16,

2023,

the

FDIC finalized

a

rule

that

imposes

a special

assessment to

recover the

costs to

the

DIF
resulting

from

the

FDIC’s

use,

in

March

2023,

of

the systemic

risk

exception to

the

least-cost resolution

test

under the

FDIA

in
connection with the

receiverships of Silicon

Valley Bank

and Signature Bank.

The FDIC estimated

in approving the

rule that those
assessed losses total $16.3 billion. The rule provides

that this loss estimate will be periodically adjusted,

which will affect the amount
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

assessments were

to be

collected at

an annual
rate of approximately 13.4 basis points per

year (3.36 basis points per quarter) over

eight quarters,

with the first assessment period
having begun

January 1,

2024. In

June 2024,

due to

the increase

in the

estimate of

losses, the

FDIC announced that

it projected
that the special

assessment would be collected

for an additional

two quarters beyond the

initial eight quarter collection

period, at a
lower rate.

In December

2025, the

FDIC reduced

the rate

at which

the assessment

is collected,

with an

invoice payment

date of
March 30, 2026, from 3.36 basis points to

2.97 basis points,

and also reduced the collection period back

to eight quarters.
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
However, the

revised capital requirements

of the

proposed rule would

not apply

to Popular,

BPPR, or

PB because

they have

less
than $100 billion in total consolidated assets and trading

assets and liabilities below the threshold for market risk requirements. The federal

banking

regulators have

subsequently indicated

that

they

expect to

issue

a

revised

proposal, the

timing

and contents

of
which are uncertain.
The

Capital

Rules

preclude certain

hybrid

securities, such

as

trust

preferred

securities, from

inclusion

in

bank

holding
companies’

Tier

1

capital.

Trust

preferred

securities

not

included

in

Popular’s

Tier

1

capital

may

nonetheless

be

included

as

a
component of

Tier 2 capital.

Popular has

not issued

any trust

preferred securities since

May 19,

2010. As

of December

31, 2025,
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

Loss (“CECL”) model of ASU 2016-13 on regulatory

capital until January
2022 and subsequently to phase in the effects through

January 2025. The Corporation’s capital ratios

at December 31, 2025 reflect
the full phased in impact from the adoption of CECL.
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
Significantly

undercapitalized

depository

institutions

may

be

subject

to

a

number

of

requirements

and

restrictions,
including orders to

sell sufficient voting

stock to become

adequately capitalized, requirements to

reduce total assets

and cessation
of receipt

of deposits

from correspondent

banks. Critically

undercapitalized depository

institutions are

subject to

appointment of

a
receiver or conservator.
The capital-based prompt

corrective action provisions

of the FDIA

apply to

the FDIC-insured depository

institutions such
as

BPPR

and

PB,

but

they

are

not

directly

applicable

to

holding

companies

such

as

Popular

and

PNA,

which

control

such
institutions. As of December 31, 2025,

both BPPR and PB met the quantitative requirements

for ‘well capitalized’ status.
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

considering those

years’ dividend

activity,

less any

required transfers to

surplus or

to a

fund for

the retirement

of any
preferred stock. During the year

ended December 31, 2025, BPPR declared

cash dividends of $575

million, a portion of

which was
used by Popular for the payments of the cash dividends on its outstanding common stock. At December 31, 2025, BPPR needed to obtain prior approval of the Federal Reserve Board before declaring a dividend in excess of $191 million due to its

retained income,
declared dividend activity and transfers to statutory reserves over the three years ended December 31, 2025. In addition, a member bank may

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

2025, Popular

received cash

dividends of

$23 million

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
In

October

2023,

the

Federal

Reserve

Board

proposed

amendments

to

its

rules

on

interchange

fees.

If

adopted,

the

proposed changes

would establish

a maximum

permissible interchange

fee of

no more

than 14.4

cents per

transaction plus

four
basis

points

multiplied

by

the

value

of

the

transaction.

The

fraud

prevention

adjustment

would

be

increased

to

1.3

cents

per
transaction. The proposed changes would also establish an automatic update of the interchange fee cap every other year based on
a survey of debit card issuers.
Consumer Financial Protection Act of 2010
The Consumer

Financial Protection

Bureau (the

“CFPB”) supervises

“covered persons”

(broadly defined

to include

any
person offering or

providing a consumer financial

product or service and

any affiliated service

provider) for compliance with

federal
consumer financial laws. The CFPB

also has the broad power

to prescribe rules applicable to

a covered person or service

provider
identifying

as

unlawful,

unfair,

deceptive,

or

abusive

acts

or

practices

in

connection

with

any

transaction

with

a

consumer

for

a
consumer financial product or service, or the offering of

a consumer financial product or service. We are subject to examination and regulation by the CFPB. During 2025, the CFPB reduced its staff by over 80%. The reduction in force is the subject of litigation, and
the

staffing

cuts

are

currently

stayed

pending

the

federal

circuit

court’s

en

banc

rehearing

of

the

case.

The

impact

of

these
developments

on

banking

organizations

subject

to

CFPB

regulation

and

supervision,

including

us,

is

uncertain.

The

Consumer
Financial Protection Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at

the federal

level and,

in certain

circumstances, permits

state attorneys

general to

enforce compliance

with both

the state

and
federal laws and regulations. States and state attorneys general may increase regulatory, investigative and enforcement activity with respect to consumer protection, in

response to changes in regulation, supervision

and enforcement of consumer protection laws

by
federal regulators.
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

April 1, 2027. The rule is the subject of litigation,

which is currently stayed while
the CFPB considers revisions to the rule.
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

and certain rights relating

to personal information. The

substantive obligations under the

2020 amendment to the

CCPA
became effective on January 1, 2023. In the European Union, the General Data Protection Regulation heightens privacy compliance obligations and

imposes strict

standards for

reporting data

breaches. We

continue to

monitor these

developments to

comply with
applicable requirements.
See

“Puerto

Rico

Regulation”

below

for

a

description

of

legislations

and

regulations

on

information

privacy

and
cybersecurity in Puerto Rico.
Climate-Related and ESG Developments
In recent years, certain lawmakers and regulators in and outside the United States have increased their focus on financial institutions’

and

other

companies’

risk

oversight,

disclosures

and

practices

in

connection

with

climate

change

and

other
environmental,

social

and

governance (“ESG”)

matters.

For

example,

in

2023,

the

NYSDFS

issued

guidance

on

climate-related
financial

risk

management

applicable

to

NYSDFS-regulated

banking

and

mortgage

organizations,

including

PB.

The

guidance
addresses material

financial

risks related

to

climate change

faced by

these

organizations in

the context

of

risk assessment,

risk
management,

and

risk

appetite

setting.

In

2023,

California

enacted

climate-related

disclosure

laws

requiring

certain

companies
doing business in

California to make

certain climate-related disclosures

beginning in 2026,

including but not

limited to greenhouse
gas

emissions data

and climate-related

risks. On

the other

hand, certain

states

have enacted,

or have

proposed to

enact, “anti-
ESG”

statutes,

regulations

or

policies, including

statutes

that

prohibit

financial

institutions from

denying or

canceling products

or
services to

a person,

or otherwise discriminating

against a

person in making

available products or

services, on

the basis

of social
credit scores and certain other factors. Additionally, in August 2025, President Trump signed Executive Order 14331, “Guaranteeing
Fair Banking

Access for

All Americans,”

which states

that it

is the

policy of

the United

States that

no American

should be

denied
access

to

financial

services

because

of

their

constitutionally

or

statutorily

protected

beliefs,

affiliations,

or

political

views.

The
Executive

Order

directs

the

Treasury

Secretary

and

federal

banking

regulators

to

address

politicized

or

unlawful

debanking
activities.

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
Section 27 of the Banking Law requires that at least ten percent (10%) of BPPR’s annual retained earnings be transferred annually to a statutory reserve fund. The

apportionment must be done every year until the

reserve fund is equal to the

total of paid-
in capital on common and preferred stock. Under Regulation 9680 of the Puerto Rico Banking Law, dated July 22, 2025, Banks may be exempted from

the requirement to transfer

such funds to

the statutory reserve

fund if they

are well capitalized,

have obtained a
rating of

1 or

2 in

the last

examination performed by

the Office

of the

Commissioner or an

applicable regulatory agency

and have
accumulated at least 50% of the paid in

capital for their common and preferred stock in

their reserve fund.

Section

27

of

the

Banking

Law

also

provides that

when

the

expenditures

of

a

bank

are

greater

than

its

receipts, the
excess of the

former over the latter

must be charged against

the undistributed profits of

the bank, and the

balance, if any,

must be
charged against the statutory reserve fund. If

the statutory reserve fund is not sufficient to cover such balance in whole or in part, the
outstanding amount must be charged against the capital account and no dividend may be declared until capital has been restored to its original amount and the statutory reserve fund to

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
Commissioner

may

exempt

said

branch

or

branches

from

the

reserve

requirements

of

Section

16.

Pursuant

to

an

order

of

the
Federal

Reserve

Board

dated

November

24,

1982,

BPPR

has

been

exempted

from

the

reserve

requirements

of

the

Federal
Reserve

System

with

respect

to

deposits

payable

in

Puerto

Rico.

Accordingly,

BPPR

is

subject

to

the

reserve

requirement
prescribed by Section 16 of the Banking Law. During 2025, BPPR was

in compliance with the legal reserve requirement.
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

of the bank and

its reserve fund. In no

event may the total of

unsecured and secured
loans to any one person, firm, partnership or corporation exceed an aggregate amount of

33 1/3% of the paid-in capital and reserve
fund of the bank. If the institution is well capitalized and had been rated 1 or

2 in the last examination performed by the Office of the
Commissioner or an applicable

regulatory agency,

its legal lending

limit shall also

include 15% of 100%

of its undivided

profits and
for loans

secured by

collateral worth

at least

25% more

than the

amount of

the loan,

the capital

of the

bank shall

also include

33
1/3% of 100% of

its undivided profits. Institutions rated

3 in their last

regulatory examination may include this

additional component
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
Puerto Rico. As

of December 31, 2025,

the legal lending

limit for BPPR

under this provision

was $723 million.

During 2025, BPPR
was in compliance with the lending limit requirements

of Section 17 of the Banking Law.
Section

14

of

the

Banking

Law

authorizes

a

bank

to

conduct

certain

financial

and

related

activities,

including

finance
leasing

of

personal

property

and

originating

and

servicing

mortgage

loans,

directly

or

through

subsidiaries.

BPPR

engages

in
finance

leasing

and

conducts

the

origination

and

servicing

of

mortgage

loans

through

its

Popular

Auto

and

Popular

Mortgage
divisions, respectively.
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

Agents,” Popular’s reinsurance
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
Puerto Rico, which accounted for 77% of our assets and 79%

of our deposits as of December 31, 2025 and

80% of our revenues for
the

year

ended

December

31,

2025.

As

a

result,

our

financial

condition

and

results

of

operations

are

highly

dependent

on

the
general

trends

of

the

Puerto

Rico

economy

and

other

conditions

affecting

Puerto

Rico

consumers

and

businesses.

The
concentration of

our operations in

Puerto Rico

exposes us to

greater risks than

other banking companies

with a

wider geographic
base.
Puerto Rico

has faced significant

economic and fiscal

challenges in the

past, including a

severe recession that

began in
2007 and

persisted for

over a

decade and

an acute

fiscal crisis

that led

the Puerto

Rico government

to file

for a

form

of federal
bankruptcy protection

in 2017.

Puerto Rico’s

fiscal and

economic challenges

have in

the past

adversely affected

our customers,
resulting

in

higher

delinquencies,

charge-offs

and

increased

losses

for

us.

While

Puerto

Rico’s

economy

has

been

gradually
recovering

and

the

Puerto

Rico

government

emerged from

bankruptcy

in

2022,

Puerto

Rico

still

faces

significant

economic

and
fiscal challenges.

Puerto Rico’s

economy is

closely tied

to the

U.S. economy,

as well

as

highly reliant

on U.S.

public policy

and funding
decisions. Puerto Rico

has historically received

significant federal support

for a

wide range of

government programs and

services,
including healthcare, education,

infrastructure and social

assistance programs. More

recently, Puerto

Rico has

received significant
federal stimulus,

disaster relief and

reconstruction funding, which

has served as

a major

driver of

economic activity.

Reductions in
federal

funding

to

programs that

have

benefited the

Puerto

Rico

economy

or

delays

in

disbursements could

significantly impact
Puerto

Rico’s

economy

and

hinder

reconstruction

efforts,

including

the

restoration

and

improvement

of

critical

infrastructure.

In
addition, given that Puerto Rico’s Medicaid program is

funded through federal block grants, absent federal legislative action,

annual

Medicaid funding for Puerto

Rico is projected to

drop significantly during the

2027-2028 fiscal year,

which would require the

Puerto
Rico government

to cover

substantial program costs

and potentially

place significant

strain on

its finances.

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

available-for-sale

securities

had

been
reduced

to

$0.9

billion

as

of

December 31,

2025,

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

At December

31, 2025,

our exposure

to the

Puerto Rico

government consisted

of $391

million in

direct lending
exposure to Puerto

Rico municipalities and

$209 million in

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

2025, 55%

of

our loan

portfolio consisted

of loans

secured by

real estate

collateral (comprised

of
29% in

commercial loans,

22% in

residential mortgage

loans and

4%

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
the operation of

our business. Therefore, our

funding costs are largely

dependent on our ability

to maintain and

grow our deposits.
As

our

competitors

have

raised

the

interest

rates

they

pay

on

deposits,

our

funding

costs

have

increased,

as

we

have

had

to
increase the

rates we

pay to

our depositors

to avoid

losing deposits and

to procure

new ones.

Rising interest

rates have

also led
customers to move their funds to other

financial institutions or to alternative investments that pay higher interest rates.

Additionally,
periods of market stress

or lack of market or

customer confidence in financial institutions may

result in a loss of

customer deposits,
especially to the

extent those deposits are

in excess of

the FDIC-insured limit

of $250,000. As of

December 31, 2025, we

had $14
billion of total deposits (other than collateralized public funds, which represent public deposit balances from governmental entities in
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
We have a significant amount of deposits from the Puerto

Rico government, its instrumentalities and municipalities ($19.4 billion, or

29% of our

total deposits, as

of December 31,

2025), and the

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

OPERATIONAL RISKS
We and

our third-party

providers have

been, and

expect in

the future

to continue

to be,

subject to

cyber-attacks. Future
cyber-attacks could cause substantial harm and

have an adverse effect on our business

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
activities

of

organized crime,

hackers, terrorists,

nation-states, hacktivists

and

other parties.

Cybersecurity threats

are constantly
evolving,

especially

given

the

advances

in,

and

the

rise

of

the

use

of,

artificial

intelligence

and

quantum

computing,

thereby
increasing the difficulty of preventing, detecting and

successfully defending against them.
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

digital capabilities, mobile

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
and

the

exploitation

of

software

zero-day

vulnerabilities

that

might

result

in

disruption

of

services,

in

the

exposure

or

loss

of
customer or proprietary data, and significant financial loss. These types of cyber-attacks have in the past resulted and may continue to result

in the

compromise of

sensitive customer

data, such

as account

numbers, credit

cards and

social security

numbers, and
could present significant reputational, legal and regulatory costs to Popular if successful.

Our

customer-facing

platforms

are

also

routinely

targeted

by

threat

actors

aiming

to

gain

unauthorized

access

to

our
clients’

accounts.

Although

we

have

implemented

defensive

measures

designed

to

protect

against

such

attacks,

there

is

no
assurance that these

defensive measures will

keep pace with

threats that are

continuous and growing

in severity.

For example, in
2022, certain customers were affected by brute force attacks on one of our platforms, which resulted in certain of our customers log-
in credentials

and information

being exposed,

resulting in

fraudulent transfers

or withdrawals.

Popular customers

have also

been
impacted by

card skimming

events in

our ATM

terminals. As

a result,

we have

notified, and

conducted additional

remediation for,
customers identified as

affected by

these incidents. Cyber-security

risks have also

been exacerbated by

the discovery of

zero-day
vulnerabilities in

widely distributed

third party

software, which

have in

the past

affected and

in the

future could

affect Popular’s

or
any of its service provider’s systems, as

further detailed below.
The

increased

use

of

remote

access

and

third-party

video

conferencing

solutions

to

enable

work-from-home
arrangements for employees has

also increased our exposure

to cyber-attacks, including through

the use of

deep fakes and brand
impersonation.

We

expect

the

rise

and

use

of

artificial

intelligence

to

exacerbate

this

risk.

In

addition,

a

third

party

could
misappropriate confidential information

obtained by intercepting

signals or communications

from mobile

devices used by

Popular’s
customers or employees. Recent geopolitical conflicts have also exacerbated the risks related to supply-chain compromises and de-
stabilizing activities of nation-state sponsored actors.
A material compromise or circumvention of the security of our systems could have serious negative consequences for us,
including

significant

disruption

of

our

operations

and

those

of

our

clients,

customers

and

counterparties,

misappropriation

of

confidential

information

of

Popular

or

that

of

our

clients,

customers,

counterparties

or

employees,

or

damage

to

computers

or
systems used

by us

or by

our clients,

customers and

counterparties, and

could result

in violations of

applicable privacy

and other
laws,

financial

loss

to

us

or

to

our

customers,

increased

regulatory

scrutiny

and

enforcement

actions,

customer

dissatisfaction,
significant litigation exposure and harm to our reputation, all of which could have a material adverse effect on us. Banking regulators increasingly scrutinize third-party relationships supporting critical activities. If our regulators determine that our oversight,

contractual
protections, or

the performance

and controls

of our

third-party providers

(including critical

providers) are

inadequate, we

could be
required

to

implement

enhanced

controls,

conduct

independent

reviews,

restrict

or

terminate

relationships,

or

undertake

costly
remediation or

conversion activities,

any of

which could

disrupt operations,

increase expenses,

or adversely

affect our

reputation
and results of operations.
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

damage
may continue to spread.

These factors may inhibit

our ability to provide

rapid, full and reliable

information about the cyber-attack to
our clients, customers, counterparties and regulators, as well as the public. Moreover, we may be required under SEC rules or bank
regulations to disclose information about a cybersecurity event before it has been resolved or fully investigated. Furthermore, it may
not be clear how best to contain and remediate the potential harm caused by the cyber-attack, and certain errors or actions could be repeated or compounded before they are discovered

and remediated. Cyber-attacks could also cause interruptions in our operations
and result in the incurrence of significant costs,

including those related to forensic analysis

and legal counsel.

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

eventually determined

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

If Popular’s operational systems,

or those of

external parties on which

Popular’s businesses depend, are

unable to meet
the requirements of our businesses and operations or the standards of our regulators or other applicable data protection and privacy
laws, or if they fail, have other significant shortcomings or are impacted by cyber-attacks,

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

important
of

these

third-party service

providers for

us

is

Evertec

due

in

large

part

to

its

role

as

a service

provider to

BPPR,

our

principal
banking subsidiary.

We are dependent on Evertec for the provision of

essential services to our business, including certain

of BPPR’s
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

or

our

vendors’

misuse

of

artificial

intelligence

and

other

automatic

decision

making
technologies,

could

adversely

affect

our

ability

to

deliver

products

and

services

to

our

customers

and

otherwise

conduct

our
business,

disrupt

our

operations,

result

in

potential

liability

to

customers

and

counterparties,

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
Evertec, will be lengthy and complex.
Switching from one vendor of core financial transaction processing and related technology and security services to one or more new

vendors is

a complex

process that

carries business

and financial

risks. The

implementation cycle

for such

a transition
would be

lengthy and require

significant financial and

management resources from

BPPR and

Popular. Such

a transition can

also
increase costs (including conversion costs), impede or disrupt business or technological initiatives, and expose us and our clients to business disruption, as well as operational and cybersecurity risks. As we transition all or a portion of

the existing services provided
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
Although Evertec

has agreed

to provide

certain transition

assistance to

us in

connection with

the termination

of the

MSA, we

are
ultimately dependent on their ability to provide those

services in a responsive and competent manner, as well as their ability to retain experienced personnel to

provide the services. A

successful transition will

also depend on

our ability to

retain personnel who

have
relevant experience

and expertise.

Furthermore, we

may require

transition assistance

from Evertec

beyond the

term of

the MSA,
potentially delaying and lengthening any transition

process away from Evertec while increasing

related costs and risks

of disruption
to us and our clients.

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

and foreign banking

authorities. These laws

and regulations have

expanded significantly over an

extended period
of

time

and

are

primarily

intended

for

the

protection

of

consumers,

borrowers

and

depositors.

Compliance

with

these

laws

and
regulations has resulted, and will continue

to result, in significant costs. Additionally,

the current federal administration is

pursuing a
policy

and

regulatory

agenda

significantly

different

from

that

of

the

previous

administration,

including

the

reversal

of

rules
promulgated

under

the

past

administration

and

shifts

in

rulemaking,

supervision,

examination

and

enforcement

priorities.

The
implementation of that agenda is happening rapidly and is constantly evolving. The potential impact of any such changes cannot be predicted.
Additional

laws

and

regulations

may

be

enacted

or

adopted

in

the

future,

and

the

application,

interpretation

or
enforcement

of

laws

and

regulations

may

in

the

future

be

changed

(including

through

executive

orders),

in

ways

that

could
significantly affect

our powers,

authority and

operations and

which could

have a

material adverse

effect on

our financial

condition
and

results

of

operations. In

particular,

we

could

be

adversely impacted

by

changes

in

laws

and

regulations,

or changes

in

the
application, interpretation

or enforcement

of laws

and regulations,

that proscribe

or institute

more stringent

restrictions on

certain
financial

services

activities, impose

monetary fines

or

other

penalties on

institutions that

fail

to

comply

with

applicable laws

and
regulations, or impose new requirements.

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

the Federal

Reserve Board

requiring it

to

pay a

$2.3 million

civil money

penalty to

settle certain

findings arising

from
Popular Bank’s approval of six Payment Protection Program

loans.
In addition,

due to

divergent policies

and stakeholder

viewpoints regarding

climate and

sustainability matters,

we are

at
increased risk of

being subject to conflicting

legal and regulatory requirements

and stakeholder expectations regarding climate

and
sustainability

matters.

For

example,

certain

states

have

enacted

or

proposed

laws

addressing

climate

change

and

other
sustainability issues, including climate-related disclosure requirements. On the other hand, certain states have enacted or proposed
laws or regulations or

taken other actions to

prohibit the consideration of environmental

and social factors in state

investments and
contracting. In addition, in August 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Banking Access for All
Americans,” which

states that

it is

the policy

of the

United States

that no

American should

be denied

access to

financial services
because

of

their

constitutionally

or

statutorily

protected

beliefs,

affiliations,

or

political

views.

The

Executive

Order

directs

the
Treasury Secretary

and federal

banking regulators

to address

politicized or

unlawful debanking

activities. These,

as well

as other
laws,

regulations,

guidance

and

expectations,

many

of

which

may

have

broad

and

extraterritorial

application,

have

in

the

past
subjected and may

in the future

subject us to

additional requirements or

different and conflicting

requirements and expectations

in
the various jurisdictions in which we operate, which

could negatively affect our business and brand.
We

are from

time to

time subject

to information

requests, investigations

and other

regulatory enforcement

proceedings
from

departments

and

agencies

of

the

U.S.,

Puerto

Rico,

New

York

and

other

state

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

U.S.,

Puerto

Rico,

New

York

and

other state

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

Complying with economic and trade sanctions programs

and anti-money laundering laws and regulations

can increase our
operational and compliance costs. If

we, and our subsidiaries, affiliates or

third-party service providers, are found to

have
failed to comply with applicable economic and trade sanctions programs and anti-money laundering laws and regulations,
we

could

be

exposed

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

to pay $256,000 to settle

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
special assessment

amount and collection

period may change

as the

estimated cost

is periodically adjusted

or if

the total

amount
collected varies.

For example,

in December

2025, the

FDIC reduced

the rate

at which

the assessment

is collected

for the

eighth
quarter of the collection period, with an invoice

payment date of March 30, 2026, due

to its updated estimate of losses.
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

December 31, 2025,

we had $14

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

FHLBNY to maintain access to borrowings. Both BPPR

and PB
have secured borrowing facilities with the FHLBNY and

could borrow up to $3.3 billion

and $1.5 billion respectively as of

December
31, 2025,

of which

$42.7 million

and $0.8

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

$23.8 million

on

December 31,

2025.

While management
expects that we would be able to meet any additional

collateral requirements if and when needed, the requirements to post collateral
under certain agreements or the loss of custodian

funds could reduce our liquidity resources and

impact our results of operations.

As a bank holding company, we depend on dividends and distributions from our subsidiaries for liquidity.
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

continue our

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
The

Corporation

continues

its

broad-based

multi-year,

technological

and

business

process

transformation,

which

was
launched in

2022. As

part of

this transformation,

we are

making significant

investments in

technology,

talent and

new digital

and
data capabilities in order to provide our customers with more personalized and accessible services, increase employee performance
and satisfaction with more agile work processes,

and generate sustainable profitable growth and

value for our shareholders.

We may not succeed in executing all projects or aspects of the transformation program, may abandon projects or aspects,
or fail to successfully launch new applications or achieve the intended functionality and operational benefits from these technological initiatives, which could

result in failed

or partially successful

implementations. In addition,

we may fail

to properly estimate

costs of
the

transformation

program

or

may

experience

delays

in

executing

our

plans.

Such

failures

or

delays

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
We face

significant and

increasing competition in

the rapidly

evolving financial services

industry,

and face

challenges in
the adoption of new technologies such as

artificial intelligence which may put us at a

competitive disadvantage.
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

face increased competition

from non-Puerto Rico

institutions, as emerging

technologies and the

growth of
e-commerce

have

significantly

reduced

geographic

barriers.

These

technologies

have

also

made

it

easier

for

non-depositary
institutions to

offer products

and services

that were

traditionally considered

banking products

and allowed

non-traditional financial
service providers

and technology

companies to

provide electronic

and internet-based

financial solutions

and services.

In addition,
nonbank

firms

may

have

a

competitive

advantage

over

traditional

banks

and

bank

holding

companies

such

as

Popular

due

to
factors

such

as

differences

in

regulation,

funding

models

and

tax

treatment.

We

may

also

be

unable

to

adopt

or

integrate

new
technologies

that

could

reduce

expenses

and

simplify

our

operations,

including

artificial intelligence,

automation

and

algorithmic
tools,

at

the

pace

of

such

competitors

due

to

operational

and

compliance

challenges

and

risks

relating

to

data

quality,

internal
controls, privacy and consumer protection, among others.

Our failure to successfully adopt and

integrate these new technologies in
a

timely

and

effective

manner may

impair our

ability to

compete effectively

or to

attract or

retain business.

Moreover,

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

and services,
some

of

which are

or

may

be
provided by Evertec

itself.

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
including core bank processing of
BPPR, we have

in the past borne

the full cost

of such developments and

modifications and may be

required to do so

in the future,
subject to the terms of the MSA.
Moreover,

the terms,

speed, scalability,

and functionality

of certain

of Evertec’s

technology services

are not

competitive
when compared

to offerings

from its

competitors. Evertec’s

failure to

sufficiently invest

in and

upscale its

technology and

services
infrastructure to

meet the

rapidly changing

technology demands

of our

industry may

result in

our being

unable to

meet customer
expectations and

attract or

retain customers.

Furthermore, Evertec’s

strategy and

investments may

also be

refocused away

from
Popular towards other strategic

initiatives,
potentially including initiatives that could

have the effect

of disintermediating us from

our
customers

or

otherwise

present

a

competitive

risk.

Any

such

impact

could,

in

turn,

reduce

Popular’s

revenues,

place

us

at

a
competitive disadvantage and significantly

affect our business,

financial condition, liquidity,

results of operations

or capital position.
While we

have over time

narrowed the scope

of services which

we are

dependent on Evertec

to obtain, in

exchange for obtaining
releases

in

2022

from

exclusivity restrictions

that

limited

our

ability

to

engage

other

third-party

providers

of

financial

technology
services, we

agreed to

extensions of

certain existing

commercial agreements

with Evertec

and, as

a result,

have prolonged

the

duration of

our exposure to

the risks

presented by Evertec’s

technological capabilities and

its failures

to enhance

its products

and
services

and

otherwise

meet

evolving

demands.

We

may

also

be

exposed

to

heightened

business

risks

in

connection

with

our
dependency on Evertec with

respect to BPPR’s merchant

acquiring business, which exclusivity runs

until 2035, and with

respect to
the ATH

Network, which commitment

runs until

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

31, 2025, we

had $790 million,

$814 million and

$188 million, respectively,

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
the Corporation’s

management of

the Corporation’s

risk management

program and

any related

policies, procedures

and controls;
(iv)

overseeing the

Corporation’s risk

management with

respect to

emerging technologies,

including artificial

intelligence;

and (v)
reviewing reports regarding selected topics such as

cyber.
In addition, the

Board also has

a standing Technology

Committee (the “TC”)

that oversees the

Corporation’s technology functions,
strategy, operations, investments and needs.

The TC meets at least quarterly and

our Chief Information and Digital Strategy Officer
and our Chief

Security Officer

generally participate in

such meetings. The

TC (i) oversees

the development and

implementation of
the Corporation’s technology

strategy and initiatives,

(ii) monitors the

risks associated with

critical technology vendor

relationships,
including

cyber

risks,

and

(iii)

reviews

and

receives

reports

from

management

and

third

parties

regarding

the

Corporation’s
technology

functions,

operations,

strategy

and

initiatives,

as

well

as

current

and

emerging

technology

trends

and

risks

arising
therefrom.
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
To identify, assess and manage risks from cybersecurity threats, the Corporation has established a three lines of defense framework. The first line of defense is composed of business line management that identifies and manages the risks associated with business activities, including cybersecurity risk. The second line of defense is made up of members of the Corporation’s Corporate
Risk Management Group and the Corporate Security and Operations Group (the “CSOG”) who, among other things, measure and report on the Corporation’s risk activities. In such line of defense, the FORM Division, within the Corporate Risk Management
Group, is responsible for (i) establishing baseline metrics that measure, monitor, limit and manage the framework that identifies and manages multiple and cross-enterprise risks, including cybersecurity risks; and (ii) articulating the RAS and supporting metrics, including those related to operational risk, business continuity, disaster recovery and third-party management oversight processes.
Meanwhile, Popular’s Corporate Information Security and Privacy Division (the “CISP”), which is headed by the CISO and reports to the CSOG, is responsible for the development of strategies, policies and programs to assess and mitigate cybersecurity and privacy risks. Members of the CISP (including the CISO) and FORM Division report on and escalate cybersecurity, IT and privacy risks to management committees, such as the ITCRC, ORCO and ERM Committees, and, if appropriate, to the RMC, TC, and the Board of
Directors, as required under relevant policies and procedures. Lastly, the third line of defense consists of the Corporate Auditing
Division, which independently provides assurance regarding the effectiveness of the risk framework and reports directly to the Audit
Committee of the Board.
Popular monitors various vectors of threats and utilizes open-source intelligence forums and communities such as the Financial
Services Information Sharing and Analysis Center and the Cybersecurity and Infrastructure Security Agency, among others, to receive threat intelligence feeds which are reviewed by the CISP. As cybersecurity threats are identified, they are evaluated to assess the level of exposure and the potential risk to Popular. The ITCRC and the ERM Committee discuss and track the threats identified in internal assessments and scans or in third-party reports. Depending on the evolution and materiality of the threat, these are escalated to the RMC as appropriate.
The CISP

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

2025, we began the

transition to the Cyber

Risk Institute (“CRI”) Profile
2.0

assessment

framework,

following

the

announcement

by

the

FFIEC

of

the

sunset

of

the

CAT.

The

transition

to

the

CRI
framework is

expected to be

completed in

2026. The CRI

Profile was

produced through public-private

collaboration and is

a list

of
assessment

questions

curated

based

on

the

intersection

of

global

regulations

and

cyber

standards,

such

as

the

International
Standards Organization (ISO) and the NIST.

The CISP also

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

Popular’s Third Party Risk Management Policy outlines the management of risks associated with the Corporation’s use of third-party
service

providers,

and

the

CSOG

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
For a

description of how

identified cybersecurity threats

may affect Popular’s

business strategy or

results, see under

the headings
“We

and

our third-party

providers have

been, and

expect in

the future

to continue

to

be, subject

to

cyber-attacks. Future

cyber-
attacks could cause substantial harm and have

an adverse effect on our business

and results of operations.” and “We

rely on other
companies to

provide key components

of our

business infrastructure, including

certain of

our core financial

transaction processing
and information

technology and

security services,

which exposes

us to

a number

of

operational risks

that could

have a

material
adverse

effect

on

us.”,

included

as

part

of

our

risk

factor

disclosures

in

Item

1A

in

this

Form

10-K,

which

disclosures

are
incorporated by reference herein.
To date, previous cybersecurity incidents have not materially affected our results of operations or financial condition.
The CSOG

operates under the

direction of the

Chief Security

Officer.

The Chief

Security Officer

has over

37 years

of experience,
including over 13 years of

professional experience in information technology and cybersecurity matters such as the oversight of the
Information

Security

Program

and

the

design

and

execution

of

the

information

security

audit

plan

of

the

Corporation.

She

is

a
Certified Public Accountant and also holds a Juris Doctor degree and FINRA administered

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

30

years

of

work

experience.

She

holds

the

title

of

Senior

Vice

President

and

Corporate

Chief

Information
Security

Officer and

assumed this

role in

January 2026.

Prior to

this role,

since 2022,

she

served as

Senior Vice

President and
Financial

and

Operational

Risk

Management

Division

Manager,

with

oversight

of

the

enterprise

and

operational

risks

of

the
Corporation. Before 2022, she held

positions for 18 years as

Operational and IT Risk Director,

Head of ERM and Operational

Risk,
and Chief

Information Security

Officer for

other financial

institutions. She

holds a

BBA with

majors in

Accounting and

Information
Systems, and a Master of Science in Information

Technology Management.

The Corporate Risk

Management Group operates under

the direction of

the Chief Risk

Officer. The

Chief Risk Officer

has over 32
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

Accounting.

The FORM Division Manager has over 30 years of work experience. She holds the title of Senior Vice President and FORM Division
Manager and has been in

her role since January 2026.

Prior to this role, since

2018, she held the position

of Senior Vice President
and

Division

Manager

of

the

Corporate

Risk

Reviews

Division

reporting

directly

to

the

RMC.

She

has

leadership

experience

in
treasury

management,

investment

strategy

and

enterprise

risk

oversight.

She

holds

a

BSBA

with

majors

in

Finance

and
International Business and an MBA with concentrations

in Finance and Management.
ITEM 2. PROPERTIES
As of December 31, 2025, BPPR operated 162 branches, of which 67 were owned and 95 were leased premises, and PB operated 39 branches

of which 3

were owned and

36 were on

leased premises. Also,

the Corporation had

582 ATMs

operating in
Puerto Rico, 27 in the Virgin Islands

and 97 in the U.S. Mainland. The principal properties owned by Popular for banking operations
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
Muñoz Rivera 200, a ten-story building located

in Hato Rey, Puerto Rico.
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

During 2025, the Corporation declared cash dividends in the

total amount of $2.90 per common share outstanding,

for an
aggregate amount of $196.2 million. The Common Stock ranks junior to all series of

Preferred Stock as to dividend rights and rights
on liquidation,

dissolution or

winding up

of Popular.

Our ability

to declare

or pay

dividends on,

or purchase,

redeem or

otherwise
acquire, the Common

Stock is subject

to certain restrictions

in the event

that Popular fails

to pay or

set aside full

dividends on the
Preferred Stock for the latest dividend period.
During the year ended

December 31, 2025, the Corporation

repurchased 4,660,124 shares of common stock

for $501.5
million,

at

an

average

price

of

$107.61

per

common

share,

and

during

the

year

ended

December

31,

2024,

the

Corporation
repurchased 2,256,420 shares of common stock for

$217.3 million, at an average price of

$96.32 per common share. At December
31, 2025, $281.2 million remained on our active common stock repurchase authorization. The Corporation’s planned common stock repurchases

may

be

executed

in

open

market

transactions,

privately

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
As

of

February

26,

2026,

Popular

had

5,721

stockholders

of

record

of

the

Common

Stock,

not

including

beneficial
owners whose shares

are held in

record names

of brokers

or other

nominees. The last

sales price

for the

Common Stock

on that
date was $142.51 per share.
Preferred Stock
Popular has 30,000,000 shares of

authorized Preferred Stock that may

be issued in one

or more series, and the

shares
of each series

shall have such

rights and preferences as

shall be fixed

by the Board

of Directors when authorizing

the issuance of
that particular series. Popular’s Preferred Stock

issued and outstanding at December 31, 2025

consisted of:
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

2025.

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

effect prior to

the adoption of the

2020 Incentive Plan.

As of December 31,

2025, the maximum number of

shares of
common stock remaining available for future issuance under this plan was 2,599,105. For information about the securities remaining
available for issuance under our equity-based plans,

refer to Part III, Item 12.
Purchases of Equity Securities
The following table sets forth the details of purchases of Common Stock by the Corporation during the quarter ended December 31,
2025:
Issuer Purchases of Equity Securities
Not in thousands
Period
Total Number of
Shares Purchased [1]
Average Price Paid
per Share
Total Number of

Shares
Purchased as Part of Publicly
Announced Plans or Programs [2]
Maximum Dollar Value
of Shares that May Yet
be Purchased Under the
Plans or Programs [2]
October 1 – October 31 232,575 $120.97 232,539 $400,794,897
November 1 – November 30 496,688 113.84 496,688 344,252,709
December 1 – December 31 523,147 120.78 523,076 281,075,956
Total December 31, 2025 1,252,410 $118.06 1,252,303 $281,075,956
[1] Includes 36 and 71 shares of the Corporation's

common stock acquired by the Corporation during

October and December 2025,
respectively, in connection with the satisfaction of tax withholding obligations on vested awards of restricted stock or restricted stock
units granted to directors and certain employees

under the Corporation’s Omnibus Incentive Plan. The

acquired shares of common
stock were added back to treasury stock.

[2] As part of its capital plan, in July 2025, the

Corporation announced plans to repurchase up

to $500 million in common stock, in
addition to the $500 million in common stock

repurchase program announced in July 2024.

As of December 31, 2025, the Corporation
had repurchased 6,916,544 shares of common stock

for $718.8 million at an average price of

$103.92 per share, as part of the 2024
and 2025 common stock repurchase programs.
Equity Compensation Plans
For information about our equity compensation plans,

refer to Part III, Item 12.
Stock Performance Graph (1)

The graph

below compares

the cumulative

total stockholder

return during

the measurement

period with

the cumulative
total return, assuming reinvestment of dividends, of

the Nasdaq Bank Index and the Nasdaq Composite

Index.
The

cumulative

total

stockholder

return

was

obtained

by

dividing

(i)

the

cumulative

amount

of

dividends

per

share,
assuming dividend reinvestment since the measurement point, December 31, 2020, plus (ii) the change in the per share price since
the measurement date, by the share price at

the measurement date.
Comparison of Five-Year Cumulative Total Return (TSR)
Assumes all dividends were reinvested
Base Year:

December 31, 2020 = $100
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

79
within Management’s Discussion and Analysis of Financial

Condition and Results of Operations in this

Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears under the caption “Statistical Summaries” on pages 104 to 106 of this Form
10-K.
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
of

Management

on

Internal

Control

Over

Financial

Reporting”

and

“Report

of

Independent

Registered

Public

Accounting

Firm”
located on pages 107 and 108 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There have

been no

changes in

our internal

control over

financial reporting

(as such

term is

defined in

Rules 13a-15(f)
and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

“2025

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
The information under the captions “Principal Shareholders” and “Shares Beneficially

Owned by Directors,

Nominees and
Executive Officers” in the Proxy Statement is incorporated herein by reference.
The following tables sets forth information as

of December 31, 2025 regarding securities remaining available for issuance to directors and eligible employees under our

equity-based compensation plans.
Plan Category Plan
Number of Securities
Remaining Available

for Future Issuance

Under Equity Compensation

Plan
Equity compensation plan approved by security holders 2020 Omnibus Incentive Plan 2,599,105
Total 2,599,105
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The

information

under

the

caption

“Board

of

Directors

and

Nominees’

Independence”

and

“Certain

Relationships

and
Transactions” in the Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accountant fees and services is set forth under Proposal 5 – Ratification of Appointment of
Independent Registered Public Accounting Firm in

the Proxy Statement, which is incorporated herein

by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a). The following financial statements and reports are included on pages 108 through 260 in this Form10K.
(1)

Financial Statements
Report of Independent Registered Public Accounting Firm

(
PCAOB ID
238
)

Consolidated Statements of Financial Condition as of

December 31, 2025 and 2024
Consolidated Statements of Operations for each of

the years in the three-year period ended December

31, 2025
Consolidated Statements of

Comprehensive Income for

each of

the years

in the

three-year period

ended December 31,
2025
Consolidated

Statements

of

Changes

in

Stockholders’

Equity

for

each

of

the

years

in

the

three-year

period

ended
December 31, 2025
Consolidated Statements of Cash Flows for each of

the years in the three-year period ended

December 31, 2025
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
1999).
4.9
Junior Subordinated Indenture of Popular, Inc., dated as of October 31, 2003, between Popular, Inc. and The Bank of
New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on
Form 8-K, dated October 31, 2003 and filed on November 4, 2003).
4.10
Description of Popular, Inc.’s securities registered pursuant to Section 12 of the Securities Exchange Act. (1)

10.1
Popular, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 of Popular, Inc.’s Form S-8 filed on
May 12, 2020). *
10.2
Popular, Inc. Puerto Rico Nonqualified Deferred Compensation Plan. (1)*
10.3
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
10.5
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
10.7
Compensation Agreement for C. Kim Goodwin as director of Popular, Inc., dated May 10, 2011 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011). *
10.8
Compensation Agreement for Joaquin E. Bacardi, III as director of Popular, Inc., dated April 30, 2013 (incorporated by reference to Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013). *
10.9
Compensation Agreement for John. W. Diercksen as director of Popular, Inc., dated October 18, 2013 (incorporated by reference to Exhibit 10.13 of Popular, Inc.’s Annual Report on 10-K for the year ended December 31, 2013). *
10.10
Form of 2015 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular,
Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015). *
10.11
Form of 2016 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.27 of Popular,
Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015). *
10.12
Form of Director Compensation Letter, Election Form and Restricted Stock Agreement, effective April 26, 2016
(incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March
31, 2016). *
10.13
Form of 2017 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit 10.1 of Popular,
Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017). *
10.14
Long-Term Equity Incentive Award and Agreement for Ignacio Alvarez, dated as of June 22, 2017 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly report on Form 10-Q for the quarter ended June 30, 2017). *
10.15
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
10.17
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
10.19
Form of Popular, Inc. 2019 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit
10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019). *
10.20
Director Compensation Letter, Election Form and Restricted Stock Unit Award Agreement for Richard L. Carrión, dated
July 1, 2019 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Annual Report on Form 10-Q for the quarter ended September 30, 2019). *
10.21
Form of Popular, Inc. 2020 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit
10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020). *
10.22
Form of Director Compensation Election Form and Restricted Stock Unit Award Agreement, effective May 12, 2020
(incorporated by reference to Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June
30, 2020). *
10.23
Form of Popular, Inc. 2021 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit
10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021). *
10.24
Form of Director Compensation Letter, Election Form and Restricted Stock Unit Award Agreement for Betty DeVita and
José R. Rodriguez, effective June 25, 2021 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly
Report on Form 10-Q for the quarter ended June 30, 2021). *
10.25
Form of Popular, Inc. 2022 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit
10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022). *

10.26
Asset Purchase Agreement, dated as of February 24, 2022, among Evertec, Inc. and Evertec Group, LLC, Popular,
Inc. and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on
Form 8-K dated and filed on February 24, 2022).
10.27
Second Amended and Restated Master Service Agreement, dated as of July 1, 2022, among Popular, Inc., Banco
Popular de Puerto Rico, and Evertec Group, LLC and its Subsidiaries (Incorporated by reference to Exhibit 99.1 on
Form 8-K filed on July 1, 2022.)
10.28
Form of Popular, Inc. 2023 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit
10.1 of Popular, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023). *
10.29
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
10.31
Form of Popular, Inc. 2024 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit
10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024). *
10.32
Form of Popular, Inc. 2025 Long-Term Equity Incentive Award and Agreement (incorporated by reference to Exhibit
10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).*
10.33
Equity Award Agreement, dated as of February 25, 2025, by and between Ignacio Alvarez and Popular, Inc.
(incorporated by reference to Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2025).*
10.34
Services Agreement, dated as of February 25, 2025, by and between Ignacio Alvarez and Popular, Inc.
(incorporated by reference to Exhibit 10.3 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2025).*
10.35
Form of Director Compensation Letter, Election Form, Restricted Stock Award Agreement and Restricted Stock Unit
Award Agreement, effective May 8, 2025 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly
Report on Form 10-Q for the quarter ended June 30, 2025).*
10.36
Equity Award Agreement, dated as of June 26, 2025, by and between Ignacio Alvarez and Popular, Inc.
(incorporated by reference to Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2025).*
10.37
2025 Long-Term Equity Incentive Award Agreement, dated as of June 26, 2025, by and between Javier D. Ferrer and Popular, Inc. (incorporated by reference to Exhibit 10.3 of Popular, Inc.’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2025).*

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

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF Inline XBRL Taxonomy Extension Definitions Linkbase Document (1)
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104
The cover page of Popular, Inc. Annual Report on Form 10-K for the year ended December 31, 2025, formatted in
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
54
Statistical Summaries 104
Report of Management on Internal Control Over Financial
Reporting
107
Report of Independent Registered Public

Accounting Firm
108
Consolidated Statements of Financial Condition as of

December 31, 2025 and 2024
111
Consolidated Statements of Operations for the

years ended December 31, 2025, 2024 and

2023
112
Consolidated Statements of Comprehensive
Income for the years ended December 31, 2025,

2024 and
2023
113
Consolidated Statements of Changes in Stockholders’
Equity for the years ended December 31, 2025,

2024 and
2023
114
Consolidated Statements of Cash Flows for the

years ended December 31, 2025, 2024 and

2023
115
Notes to Consolidated Financial Statements 117
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
Reportable Segment Results 70
Statement of Financial Condition Analysis 72
Assets 72
Liabilities 73
Stockholders’ Equity 75
Capital 76
Risk Management 79
Market / Interest Rate Risk 79
Liquidity 82
Enterprise Risk Management 102
Adoption of New Accounting Standards and Issued

but
Not Yet Effective Accounting Standards
103
Statistical Summaries
Statements of Financial Condition 104
Statements of Operations 105
Average Balance Sheet and Summary of Net Interest
Income
106

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

transformation initiatives,

including our

ability to

achieve projected

earnings, efficiencies

and return

on
tangible common

equity and

accurately anticipate

costs and

expenses associated therewith;

our ability

to execute

capital actions,
including

with

respect

to

share

repurchases

and

dividends;

the

fiscal

and

monetary

policies

of

the

federal

government

and

its
agencies;

changes

in

federal

bank

regulatory

and

supervisory

policies,

including

required

levels

of

capital,

liquidity,

resolution-
related requirements and the impact of other proposed capital standards on our capital ratios; changes in and

uncertainty regarding
federal funding, tax and

trade policies, and federal

rulemaking, supervision, examination and enforcement priorities;

adjustments to
or

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

as

well

as

commercial

banking
services as

well as

auto and

equipment leasing

and financing,

through its

principal banking

subsidiary,

Banco Popular

de Puerto
Rico (“BPPR”),

and broker-dealer

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
RESULTS OF OPERATIONS
YEAR 2025 SIGNIFICANT EVENTS
Capital Actions
During the year

ended December 31,

2025, the Corporation

repurchased 4,660,124 shares

of common stock

for $501.5 million,

at
an average price of $107.61 per common share.

At December 31, 2025, $281.2 million remained

on our common stock repurchase
authorization. The

Corporation’s common

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
without prior notice.

The

Corporation

increased

its

quarterly

common

stock

dividend

from

$0.70

to

$0.75

per

share,

commencing

with

the

dividend
declared in the

third quarter of

2025. During 2025,

the Corporation declared

dividends of $196.2

million, or $2.90

per share, on

its
common stock.
Transformation Initiatives
The Corporation continues

its broad-based, multi-year,

technological and business

process transformation, which

was launched in
2022. As part of this transformation, we are making

significant investments in technology, talent and new digital and data capabilities in order to provide our customers with more personalized and accessible services, increase employee performance and satisfaction with more agile work processes, and generate

sustainable profitable growth and value for our

shareholders.
In

2025, the

Corporation achieved

significant

advancements in

transforming customer

channels and

enhancing the

overall client
experience. The organization

remains committed to

delivering solutions efficiently

and increasing productivity.

During the year,

the

Corporation introduced a

commercial cash management

platform and implemented

a new consumer

origination platform in

Puerto
Rico and

the Virgin

Islands. The

lending initiatives

contributed to

an upward

trend in

online originations

in the

latter part

of 2025,
resulting in $36 million in new originations since

the third quarter launch.
During the year the

Corporation also executed a

series of efficiency

initiatives, including exiting our

mortgage business in the

U.S.,
and

optimizing

our

mortgage

servicing

business

in

Puerto

Rico.

We

also

transformed

our

Enterprise

Resource

Planning

(ERP)
solution to a modern cloud platform,

as implemented in January 2026.
The Corporation anticipates that these investments, along with future initiatives, will deliver an improved digital experience for clients
and provide enhanced technology and more

efficient processes for employees. The

technology and business transformation efforts
will continue to be a strategic priority

for the Corporation.
Financial highlights for the year ended December 31,

2025
The Corporation’s

net income

for the

year ended

December 31,

2025

amounted to

$833.2 million,

an increase

of $219.0

million
when compared to a net

income of $614.2 million for

2024. Excluding the partial reversal of

the FDIC Special Assessment reserve,
adjusted net income

for 2025

was $823.5 million,

compared to $646.1

million in

2024, which also

excluded the impact

of an

FDIC
special

assessment expense

and

prior

period

tax

withholdings.

For

more

information on

adjusted

net

income

refer

to

the

“Non-
GAAP Financial Measures” section below.

Financial highlights for the year ended December 31,

2025 include:

●

Net interest income amounted

to $2.5 billion, an

increase of $258.9 million

when compared to the

year ended December
31,

2024,

mainly

driven

by

lower cost

of

deposits,

loan

growth,

and

investments

in

U.S.

Treasury

securities

at

higher
yields, partially

offset by

a decrease

in interest

income from

money market

investments.

Net interest

income on

taxable
equivalent

basis

for

the

year

ended

December

31,

2025

was

$2.8

billion,

an

increase

of

$359.9

million.

Net

interest
margin expanded by 25 bps to 3.49%. On a

taxable equivalent basis, net interest margin expanded

by 39 bps to 3.88%.

●

The provision

for credit

losses amounted

to $260.2

million for

the year

ended December

31, 2025,

an increase

of $3.2
million when

compared to 2024,

driven by

higher reserves for

the CRE

portfolio at PB

and higher

reserves in the

BPPR

commercial portfolio, mainly due to two unrelated NPL inflows and portfolio growth, partially offset by a lower provision for the consumer portfolios, particularly for credit cards

and auto loans.
●

Non
-interest

income

amounted

to

$658.0

million,

a

decrease

of

$0.9

million,

when compared

with the

previous year,
mainly due to lower

revenues related to the car

rental business sold in the

fourth quarter of 2024,

partially offset by other
service fees

income from

our fee

generating business such

as debit

and credit

card fees,

investment management fees
and higher non-balance compensation fees from commercial deposits.

●

Operating expenses amounted to $1.9 billion for 2025, an increase of

$44.6 million when compared to 2024. The increase
was mainly driven

by higher personnel

costs, primarily due

to the profit

sharing expense of

$38.8 million which

is tied to
the

Corporation’s

financial

performance

and

other

performance-based

incentives,

a

$13.0

million

non-cash

goodwill
impairment

charge

related

to

the

U.S.

based

leasing

subsidiary,

higher

technology

and

software

costs

from
transformation initiatives and higher

credit and debit card

merchant processing fees, partially

offset by lower

reserves for
operational losses, lower costs

associated with compliance activities, and lower

depreciation expense related to the

daily
car rental business sold during the fourth quarter

of 2024.
●

Income tax expense amounted to $173.6 million for the year ended December 31, 2025, with an effective tax rate (“ETR”)
of 17.3%, compared to an income tax expense of $182.4 million for the previous year, with an ETR of 22.9%.

The income
tax expense in 2024 included the impact of $16.5

million related to intercompany distributions for the

years 2014-2023.
●

At December 31, 2025, the Corporation’s total assets were $75.3 billion, compared to $73.0 billion at December 31, 2024.
The increase of

$2.3 billion is

primarily due to

an increase in loans

held-in-portfolio, mainly in the

commercial, mortgage,
and construction portfolios,

and an increase in available-for-sale (“AFS”) securities, mainly U.S. Treasuries, partially offset by a decrease in money market investments.

●

Deposits amounted to $66.2 billion at

December 31, 2025, an increase of

$1.3 billion from December 31, 2024,

driven by
higher savings, NOW and money market deposits,

demand deposits and time deposits,

all primarily at BPPR.

●

Stockholders’ equity amounted to $6.2 billion at December 31, 2025, compared to $5.6 billion at December 31, 2024. The
Corporation

and

its

banking

subsidiaries

continue

to

be

well

capitalized. As

of

December

31,

2025,

the

Corporation’s
tangible book value per common share was $82.65, an increase of $14.49 from December 31, 2024. The Common Equity
Tier 1 Capital ratio at December 31, 2025 was 15.72%, compared to 16.03% at December 31, 2024.
For a

discussion of

our 2024

results of

operations compared with

2023, see

“Management’s Discussion and

Analysis of

Financial
Condition and Results of Operations” in our Form

10-K for the year ended December 31, 2024.
Refer to Table 1 for selected financial data for the past three years.

Table 1 - Selected Financial Data
Years ended December

31,
(Dollars in thousands, except per common share data) 2025 2024 2023
CONDENSED STATEMENTS

OF OPERATIONS
Interest income $ 3,783,009 $ 3,673,263 $ 3,245,307
Interest expense 1,241,806 1,390,975 1,113,783
Net interest income

2,541,203 2,282,288 2,131,524
Provision for credit losses 260,163 256,942 208,609
Non-interest income 658,019 658,909 650,724
Operating expenses 1,932,266 1,887,637 1,898,100
Income tax expense

173,634 182,406 134,197
Net income $ 833,159 $ 614,212 $ 541,342
Net income applicable to common stock $ 831,747 $ 612,800 $ 539,930
PER COMMON SHARE DATA
Net income per common share - basic $ 12.31 $ 8.56 $ 7.53
Net income per common share - diluted 12.30 8.56 7.52
Dividends declared 2.90 2.56 2.27
Common equity per share 94.75 79.71 71.03
Market value per common share 124.52 94.06 82.07
Outstanding shares:
Average - basic 67,586,130 71,590,757 71,710,265
Average - assuming dilution 67,612,847 71,623,702 71,791,692
End of period 65,719,385 70,141,291 72,153,621
AVERAGE BALANCES
Net loans [1] $ 37,982,637 $ 35,701,240 $ 33,164,960
Earning assets 72,636,005 70,327,465 68,175,022
Total assets 75,740,647 73,400,279 71,234,236
Deposits 66,402,180 64,444,283 62,546,480
Borrowings 1,156,769 1,022,063 1,227,094
Total stockholders'

equity
7,207,682 7,053,193 6,600,603
PERIOD END BALANCE
Net loans [1] $ 39,337,516 $ 37,113,075 $ 35,069,272
Allowance for credit losses - loans portfolio 808,056 746,024 729,341
Earning assets 72,132,940 69,739,000 67,216,816
Total assets 75,348,267 73,045,383 70,758,155
Deposits 66,190,093 64,884,345 63,618,243
Borrowings 1,448,578 1,176,126 1,078,332
Total stockholders'

equity
6,249,079 5,613,066 5,146,953
SELECTED RATIOS
Net interest margin (non-taxable equivalent basis) 3.49% 3.24% 3.13%
Net interest margin (taxable equivalent basis) -Non-GAAP 3.88 3.49 3.31
Return on assets 1.10 0.84 0.76
Return on average common equity 11.58 8.72 8.21
Tangible common

book value per common share (non-GAAP)
[2] 82.65 68.16 59.74
Return on average tangible common equity
[2]
13.04 9.85 9.40
Tier I capital 15.77 16.08 16.36
Total capital 17.50 17.83 18.13
[1] Includes loans held-for-sale.
[2]
Refer to Table 11

for reconciliation to GAAP financial measures.
Table 2 presents

a three-year summary of the components of net income

as a percentage of average total assets.

Table 2 - Components of Net

Income as a Percentage of Average Total

Assets
2025 2024 2023
Net interest income 3.36% 3.11% 2.99%
Provision for credit losses (0.34) (0.35) (0.29)
Service charges on deposit accounts 0.21 0.21 0.21
Other service fees 0.53 0.53 0.53
Other non-interest income

0.12 0.16 0.17
Total net interest

income and non-interest income, net of provision

for credit losses

3.88 3.66 3.61
Operating expenses (2.55) (2.57) (2.66)
Income before income tax

1.33 1.09 0.95
Income tax expense (0.23) (0.25) (0.19)
Net income 1.10% 0.84% 0.76%
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
In

addition to

analyzing the

Corporation’s

results on

a reported

basis, management

monitors whether

the

impact of

certain non-
recurring or

infrequent transactions

need to

be excluded

from the

results of

operations to

present what

is then

considered to

be
“adjusted

net

income”

of

the

Corporation.

Management

believes

that

the

“adjusted

net

income”

provides

meaningful

information
about

the

underlying

performance

of

the

Corporation’s

ongoing

operations.

The

“adjusted

net

income”

is

a

non-GAAP

financial
measure.
The following tables present adjusted net income

for the years ended December 31, 2025 and

2024.
Table 3 - Adjusted Net Income

for the Year Ended December 31,

2025 (Non-GAAP)
(In thousands)
Income before

income tax
Income tax
expense
(benefit) Net Income
U.S. GAAP Net income $1,006,793 $173,634 $833,159
Non-GAAP Adjustments:
FDIC Special Assessment [1] (15,323) 5,622 (9,701)
Adjusted net income (Non-GAAP) $991,470 $168,012 $823,458
[1] Partial reversal of the FDIC special assessment reserve

imposed in connection with the receivership of several

failed banks. Refer to the Operating
Expenses section in the Management’s Discussion

and Analysis of Financial Condition and Results of Operations

section (“MD&A”) included in this
Form 10-K for additional information.

Table 4 - Adjusted Net Income

for the Year Ended December 31,

2024 (Non-GAAP)
(In thousands)
Income before

income tax
Income tax
expense
(benefit) Net Income
U.S. GAAP Net income $796,618 $182,406 $614,212
Non-GAAP Adjustments:
FDIC Special Assessment [1] 14,287 (5,234) 9,053
Adjustments related to intercompany distributions [2] 6,400 16,483 22,883
Adjusted net income (Non-GAAP) $817,305 $171,157 $646,148
[1] Expense recorded in the first quarter of 2024 related to the special assessment imposed by the FDIC to

recover the losses in connection with the
receivership of several failed banks.
[2] Expense recorded in the first quarter of 2024 related to tax withholdings on prior period distributions from U.S.

subsidiaries.
Net interest income on a taxable equivalent basis

Net

interest

income,

on

a

taxable

equivalent

basis,

is

presented

with

its

different

components

in

Table

5

for

the

year

ended
December 31,

2025

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

table 5,

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
Table

12 provides

a reconciliation of

total stockholders’ equity

to tangible common

equity and total

assets to tangible

assets as

of
December 31, 2025, and December 31, 2024.
CRITICAL ACCOUNTING POLICIES / ESTIMATES
The accounting

and reporting

policies followed

by the

Corporation and

its subsidiaries

conform U.S.

GAAP and

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

Most of the values for trading debt securities and debt securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available.

Securities not priced by a secondary pricing source

are documented and
validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds

according

to

the

investment

class

to

monitor

and

investigate

material

deviations

in

prices

obtained

from

the

primary
pricing

service

provider

and

the

secondary

pricing

source

used

as

support

for

the

valuation

results.

During

the

year

ended
December 31, 2025, the Corporation

did not adjust any prices

obtained from pricing service providers or

broker dealers. During the
year

ended December

31,

2025, none

of

the

Corporation’s

debt securities

were subject

to

pricing discontinuance

by the

pricing
service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance
Broker quotes reflect

market illiquidity as

they are exit

prices. As of

December 31, 2025,

$8 million in

financial assets were

valued
using broker

quotes: $1 million

in Level 3

assets (mainly tax-exempt

GNMA mortgage-backed securities)

and $7 million

in Level

2
assets. Level 3 asset values were based on an

internal matrix using local broker quotes from

limited trading activity.
Refer to

Note 27

to the

Consolidated Financial Statements for

a description of

the Corporation’s

valuation methodologies used

for
the assets and liabilities measured at fair value.
Loans and Allowance for Credit Losses

One of

the most

critical and

complex accounting

estimates is

associated with

the determination

of the

allowance for

credit losses
(“ACL”). The Corporation establishes an ACL for its loan portfolio based on its estimate of expected credit losses over the remaining contractual term

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
includes a

reasonable and supportable

forecast period

for estimating credit

losses, considering

quantitative and

qualitative factors
as well

as the

economic outlook. As

part of

this methodology,

management evaluates various

macroeconomic scenarios provided
by third parties. At December 31, 2025, management

applied probability weights to the outcome of

the selected scenarios.

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

In
addition,

refer

to

the

Credit

Risk

section

of

this

MD&A

and

to

Note

2

to

the

Consolidated

Financial

Statements

for

detailed
information on

the

Corporation’s collateral

value estimation

for other

real

estate. In

addition, refer

to

Note

8 to

the Consolidated
Financial Statements for additional information on

the allowance for credit losses.
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

Management evaluates

the realization

of the

deferred tax

asset by

its three

major components:

U.S. mainland

operations, Puerto
Rico banking operations

and Holding Company.

This evaluation requires judgment

related to the

Corporation’s estimation of future
taxable income

over the

term the

deferred tax

assets will

expire. For

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
“controlled” domestic subsidiaries subject to taxation in

Puerto Rico

Changes in

the Corporation’s

estimates can occur

due to changes

in tax

rates, new business

strategies, newly

enacted guidance,
and resolution of issues with taxing authorities regarding previously taken tax positions. In estimating taxes, management evaluates
the merits and risks of

appropriate tax treatment, considering statutory,

judicial and regulatory guidance. Such changes could affect
the

amount

of

accrued

taxes.

The

Corporation

has

made

tax

payments

in

accordance

with

estimated

tax

payments

rules.

Any
remaining payment will not have any significant impact

on liquidity and capital resources.
Refer to Note 34 to the

Consolidated Financial Statements for additional information on the Corporation’s unrecognized tax benefits and their possible effect on its effective tax rate.
Goodwill and Other Intangible Assets
The

Corporation’s

goodwill

and

other

identifiable

intangible

assets

having

an

indefinite

useful

life

are

tested

for

impairment.
Intangibles with indefinite lives are evaluated for impairment at least annually or on a more frequent basis if events or circumstances indicate impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an

adverse action

by a

regulator,

an unanticipated

change in

the competitive

environment and

a decision

to change

the
operations or

dispose of

a reporting

unit. Other

identifiable intangible

assets with

a finite

useful life

are evaluated

periodically for
impairment when events or changes in circumstances

indicate that the carrying amount may not be

recoverable.

Goodwill impairment is recognized when the carrying amount of any of the reporting units exceeds its fair value up

to the amount of
the goodwill. The Corporation estimates the fair value of each reporting unit generally using a combination of methods which include market price multiples

of comparable companies

and transactions, as

well as discounted

cash flow analyses.

Subsequent reversal
of goodwill impairment losses is not permitted under

applicable accounting standards.

For a

detailed description

of the

annual goodwill

impairment evaluations

performed by

the Corporation

during the

third and

fourth
quarter of 2025, refer to Note 14 to the Consolidated

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

2025

was

$625.8

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
Net Periodic Benefit Cost

(“pension expense”) for the Pension Plans

amounted to $11.2

million in 2025. The

total pension expense
included

a

benefit

of

$32.3

million

for

the

expected

return

on

assets.

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

2026 using the

Willis Towers

Watson US Expected

Return Estimator.

This analysis is
reviewed by the Corporation

and used as a

tool to develop expected

rates of return, together

with other data. This

forecast reflects
the actuarial firm’s view of

expected long-term rates of return for each significant asset class or economic indicator as of January

1,
2026;

for

example, 8.7%

for

large

cap

stocks,

9.0% for

small cap

stocks,

8.9% for

international stocks,

6.4% for

long

corporate
bonds

and

5.8%

for

long

Treasury

bonds.

A

range

of

expected

investment

returns

is

developed,

and

this

range

relies

both

on
forecasts and on broad-market historical benchmarks

for expected returns, correlations, and volatilities

for each asset class.
As a consequence of

recent reviews, the Corporation selected its

expected return on plan

assets for the year

2026 to be 5.6% and
6.7% for

the Pension

Plans. Expected

rates of

return for

the Pension

Plans of

5.6% and

6.7% had

been used

for 2025

and 5.6%
and 6.6% had been used for 2024. The expected

return can be materially impacted by a

change in the plan’s asset allocation.
Pension expense is sensitive

to changes in the

expected return on assets.

For example, decreasing the expected

rate of return for
2026 from

5.6% to

5.35% would

increase the

projected 2026

pension expense

for the

Banco Popular

de Puerto

Rico Retirement
Plan, the Corporation’s largest plan, by approximately

$1.4

million.

The Corporation had recorded a pension balance sheet asset of $38.2 million and a pension balance sheet liability of $4.7 million at
December 31, 2025.
The Corporation uses

the spot rate

yield curve from

the Willis Towers

Watson RATE:

Link (10/90) Model

to discount the

expected
projected

cash

flows

of

the

plans.

The

equivalent

single

weighted

average

discount

rate

ranged

from

5.25%

to

5.29%

for

the
Pension Plans and 5.44% for the OPEB Plan to determine

the benefit obligations at December 31, 2025.
A 50

basis point

decrease to

each of

the rates

in the

December 31,

2025 Willis

Towers

Watson RATE:

Link (10/90)

Model would
increase the

projected 2026

expense for

the Banco

Popular de

Puerto Rico

Retirement Plan

by approximately

$1.8

million. The
change would not affect the minimum required contribution

to the Pension Plans.

The OPEB Plan was unfunded (no assets were held by the plan) at December 31, 2025. The Corporation had recorded a liability for the underfunded postretirement benefit obligation of

$104.0 million at December 31, 2025.

STATEMENT

OF OPERATIONS ANALYSIS
Net Interest Income

Net interest income is the interest earned from loans, debt securities and money market investments, including loan fees, minus the
interest cost of deposits and borrowed money.

Various risk factors

affect net interest income including the economic

environment in
which we operate, market related events, the mix and size of the earning assets and related funding, changes in volumes, re-pricing characteristics, loan fees

collected, delay

charges and

interest collected on

nonaccrual loans, as

well as

strategic decisions made
by the Corporation’s management.
The average key index rates for the years 2025

and 2024 were as follows:

2025 2024
Prime rate…………………………………………………………………………………………………
7.37% 8.31%
SOFR………………………………………………………………………………………………………
4.24 5.15
Fed funds rate…………………………………………………………………………………………….
4.20 5.12
3-month Treasury Bill…………………………………………………………………………………….
4.15 5.09
10-year Treasury…………………………………………………………………………………………
4.29 4.20
FNMA 30-year…………………………………………………………………………………………….
5.47 5.58
Net interest

income (“NII”) for

the year

ended December 31,

2025 was

$2.5 billion,

or $258.9

million higher than

2024. NII

growth
was driven by

lower interest expense on

deposits by $158.2 million

primarily due to

lower P.R.

public deposits cost,

higher income
from loans by $137.1

million primarily due to

loan growth mainly attributed to

the commercial, construction loans in

both banks and
mortgage loans

in BPPR

and higher

income resulting

from higher

yields of

U.S. Treasuries

by $83.4

million also

supported to

NII
expansion. This

increase in

NII was

partially

offset

by

lower

income from

money market

investments by

$97.4 million

driven

by
short-term market rates

declines by the

Federal Open Market

Committee coupled with

lower average balances

due to loan

growth
and investments in U.S.

Treasuries. Net interest margin

(“NIM”) of 3.49% in

2025 increased 25 basis points, compared

to 3.24% in
2024, driven by lower deposit costs, higher yielding

U.S. treasuries and loan growth.

Total

deposit costs of 1.77%

decreased 30 basis points

when compared to 2024. Excluding

P.R.

public deposits, average deposits
increased by $903.0 million and total deposit

costs decreased seven basis points to 1.16% year-over-year.

Net Interest Income on a taxable equivalent basis (“FTE”) for the year ended December 31, 2025 was $2.8 billion, compared to $2.5
billion for the same period in 2024,

an increase of $359.9 million. NIM on a

taxable equivalent (“NIM FT””) basis in 2025 was

3.88%
or 39 basis points higher than the 3.49%

reported in 2024. NIM FTE expansion during 2025 is

primarily due to higher re-investment
in U.S. treasuries

which are tax

exempt in Puerto

Rico and exempt

interest income on

certain loan portfolios.

The main factors

for
the increase in net interest income FTE were:
●

Higher income

from

investment securities

by

$147.1 million

driven by

the

re-investment of

maturities of

U.S. Treasury
securities at higher yields by 50 basis points
●

Higher

interest

income

from

loans

by

$160.9

million,

due

to

growth,

most

notably

in

commercial,

construction

and
mortgage portfolios, which include income of certain

loans in Banco Popular de Puerto Rico (“BPPR”)

that are tax-exempt,
partially offset in part by the re-pricing of adjustable-rate loans;
●

Lower

interest

expense

by

$158.2

million

or

30

basis

points,

mainly

due

to

a

decrease

in

market-linked

P.R.

public
deposits cost

by

88

basis points

and

Popular Bank

(“PB”) savings

online

deposits by

76

basis points,

driven by

lower
short-term market rates;
Partially offset by:

●

Lower income

from money

markets by

$97.4 million

driven by

lower yield

by 95

basis points

due to

short-term market
rates decline

and lower

average balances

due to

the use

of funds

to support

loan growth

and U.S.

Treasury

securities
purchases, as mentioned above.
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
Period ended December 31, 2025
Variance
Average Volume Average Yields / Costs Interest Attributable to
2025 2024 Variance 2025 2024

Variance
2025 2024 Variance Rate Volume
(In millions) (In thousands)
$ 5,853 $ 6,641 $ (788) 4.35% 5.30% (0.95) %
Money market
investments $ 254,786 $ 352,194 $ (97,408) $ (58,638) $ (38,770)
28,770 27,955 815 3.32 2.89 0.43
Investment securities
[1] 955,548 808,458 147,090 113,349 33,741
30 30 - 5.61 5.23 0.38
Trading securities

1,667 1,583 84 112 (28)
Total money market,

investment and
trading
34,653 34,626 27 3.50 3.36 0.14 securities 1,212,001 1,162,235 49,766 54,823 (5,057)
Loans:
18,951 17,855 1,096 6.73 6.86 (0.13)
Commercial

1,275,422 1,224,856 50,566 (23,568) 74,134
1,490 1,099 391 8.19 8.81 (0.62) Construction 122,051 96,778 25,273 (7,168) 32,441
1,969 1,820 149 7.20 6.90 0.30 Leasing 141,828 125,652 16,176 5,637 10,539
8,397 7,873 524 5.92 5.70 0.22 Mortgage 497,419 448,880 48,539 17,945 30,594
3,241 3,211 30 13.85 13.90 (0.05) Consumer 448,958 446,357 2,601 (1,950) 4,551
3,935 3,843 92 9.15 8.90 0.25 Auto 359,870 342,075 17,795 9,537 8,258
37,983 35,701 2,282 7.49 7.52 (0.03) Total loans 2,845,548 2,684,598 160,950 433 160,517
$ 72,636 $ 70,327 $ 2,309 5.59% 5.47% 0.12 % Total earning assets $ 4,057,549 3,846,833 210,716 55,256 155,460
Interest bearing
deposits:
$ 8,147 $ 7,498 $ 649 1.73% 1.99% (0.26) %
NOW and money
market $ 141,344 $ 149,438 $ (8,094) $ (18,950) $ 10,856
14,543 14,495 48 0.83 0.91 (0.08)
Savings

120,525 132,321 (11,796) (12,160) 364
8,656 8,183 473 3.15 3.35 (0.20) Time deposits 272,686 273,814 (1,128) (17,272) 16,144
20,259 19,203 1,056 3.18 4.06 (0.88)
P.R. public

deposits
643,341 780,548 (137,207) (178,506) 41,299
51,605 49,379 2,226 2.28 2.71 (0.43)
Total interest bearing
deposits 1,177,896 1,336,121 (158,225) (226,888) 68,663
14,798 15,065 (267)
Non-interest bearing
demand deposits
66,403 64,444 1,959 1.77 2.07 (0.30) Total deposits 1,177,896 1,336,121 (158,225) (226,888) 68,663
356 84 272 4.44 5.53 (1.09)
Short-term
borrowings 15,818 4,676 11,142 (801) 11,943
Other medium and

824 962 (138) 5.83 5.22 0.61 long-term debt 48,092 50,178 (2,086) 5,241 (7,327)
Total interest bearing
52,785 50,425 2,360 2.35 2.76 (0.41)
liabilities (excluding
demand deposits) 1,241,806 1,390,975 (149,169) (222,448) 73,279
5,053 4,837 216
Other sources of
funds
$ 72,636 70,327 2,309 1.71 1.98 (0.27) % Total source of funds $ 1,241,806 $ 1,390,975 $ (149,169) $ (222,448) $ 73,279
3.88% 3.49% 0.39%
Net interest margin/
income on a taxable
equivalent basis
(Non-GAAP)
$ 2,815,743 $ 2,455,858 $ 359,885 $ 277,704 $ 82,181
3.24% 2.71% 0.53 % Net interest spread
Taxable equivalent
adjustment 274,540 173,570 100,970
3.49% 3.24% 0.25%
Net interest margin/
income non-taxable
equivalent basis
(GAAP)
$ 2,541,203 $ 2,282,288 $ 258,915
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
For the year ended December 31, 2025, the Corporation recorded a provision for credit of $260.2 million, an increase of $3.2 million when compared

to

$256.9 million

for the

year ended

December 31,

2024. The

provision for

loan and

lease losses

for 2025

was
$260.7 million, an increase of $2.3 million.
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

of 2025, the

probability assigned to the

pessimistic scenario was moderately

reduced based on

the changes in
the economic outlook and

a reassessment of uncertainty

compared to the previous

quarter. The

net impact of these

two events on
the ACL levels for the year ended December 31, 2025 was $13.7 million in additional reserves. There were no additional changes to
the probability weights during the

year 2025. The probability

weight for the pessimistic scenario

remains above the levels observed
in 2024, given the ongoing economic uncertainty.
The major drivers of the changes in

the provision for loan losses during the year

by business segments when compared to the year
2024 were as follows:
●

In BPPR,

the provision

for loan

losses for

was $240.2

million, a

decrease of

$13.6 million

when compared

to the

year
ended in 2024,

driven by lower

reserves for the

consumer portfolio of

$34.7 million mainly

due to improvements in

credit
quality,

for

the

credit

cards

portfolio,

lower

net

charge-offs,

in

the

auto

portfolio

and

a

lower

provision

for

the

leases
portfolio. These favorable variance were partially offset by higher reserves in the commercial portfolio by $20.5 million due to a specific reserve recognized for a $158.3 million commercial and industrial facility and a $13.5 million provision related to

a

charge-off

recognized

during

the

third

quarter

for

a

$30.1

million

commercial

real

estate

(“CRE”)

facility,

both
classified as NPLs during the year.
●

In

the

Popular

U.S.

segment,

the

provision

for

loans

losses

was

$20.5

million,

an

increase

of

$15.9

million

when
compared to

the year

2024., mainly

driven by

higher qualitative

reserves and

changes in

credit quality

within the

CRE
portfolio partially offset by lower net charge-offs within the consumer portfolio.
At

December

31,

2025,

the

total

allowance

for

credit

losses

for

loans

held-in-portfolio amounted

to

$808.1

million,

compared

to
$746.0

million

as

of

December

31,

2024.

The

ratio

of

the

allowance

for

credit

losses

to

loans

held-in-portfolio

was

2.05%

at
December

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
Non-Interest Income
For the year ended December 31, 2025, non-interest

income was $658.0 million, a decrease of $0.9

million when compared with the
previous year. The variance was primarily due to:

●

lower other operating income by $16.8 million

mainly due to lower daily car rental revenue

by $18.1 million and gains from
the sale of car rental units by $8.0 million, associated

with the car rental business sold in the fourth

quarter of 2024,
partially offset by income of $5.3 million related to a retroactive charge billed to a tenant for energy supplied in

prior years
and higher income from investments accounted under

the equity method by $3.9 million; and
●

lower income from mortgage banking activities by

$4.1 million mainly due to a decrease in

mortgage servicing fees due to
portfolio runoff and an unfavorable variance in the fair value adjustments of mortgage servicing rights (“MSRs”);
partially offset by:

●

higher other service fees by $13.7 million mainly

due to higher debit and credit card

fees by $12.7 million, driven by higher
customer purchase activity, and higher investment management fees by $4.5 million, due to higher assets under
management, partially offset by lower insurance fees by

$6.6 million;
●

higher service charges on deposit accounts by $4.5

million mainly due to higher non-balance

compensation fees in
commercial deposits; and

●

higher income from equity securities by $3.2 million,

mainly due to an impairment on equity

securities of $2.3 million
recognized during 2024 and a favorable variance

of $1.1 million in the fair value adjustment of equity

securities related to
the deferred benefit plans, which have an offsetting

effect in personnel cost.
Operating Expenses
Operating expenses for the

year ended December

31, 2025 amount to

$1.9 billion, an increase

of $44.6 million

when compared to
the previous year. The results of 2025 include a partial reversal of the FDIC special assessment reserve of $15.3 million imposed on
banks to recover losses in connection with the

receivership of two failed banks during 2023. Management revised its reserve based
on the FDIC’s interim final rule, which became effective December

19, 2025 and amended, among other

things, the collection rate of
the

special

assessment.

Operating

expenses

for

the

year

ended

December

31,

2024

included

$6.4

million

of

interest

accrued
related to prior period tax withholdings and the $14.3 million expense related to the FDIC special assessment. The other factors that contributed to the increase in operating expenses

for the year were:
●

higher personnel costs by $84.8

million mainly due to higher incentives, including $38.8 million related to the profit-sharing
plan

which is

tied

to

the

Corporation’s financial

performance and

$24.2

million

in

other

performance-based incentives,
higher

salaries

expenses

by

$12.9

million

due

to

a

higher

headcount

and

annual

merit

increases,

and

a

$7.7

million
increase in

other personnel costs

mainly related to

the valuation

of securities

held for

deferred compensation plans

and
higher payroll tax;

●

a non-cash goodwill impairment of $13.0 million

in the Corporation’s U.S. based equipment leasing subsidiary due to
lower projected earnings for the forecasted period;
●

higher technology and software expenses,

including software cost amortization, by $12.5 million

related to investments in
the Corporation’s cloud infrastructure, among other continuing investments in technology and transformation

initiatives;

●

higher

processing

and

transactional

services

expenses

by

$9.7

million

mainly

due

to

higher credit

and

debit

card

and
merchant processing expenses as a result of higher

transactional volumes;

●

higher

other

taxes

expense

by

$6.9

million

mainly

due

to

an

increase

in

municipal

license

tax

and

higher

regulatory
examination fees in BPPR; and
●

higher business

promotion expenses

by

$5.4 million

mainly

due to

higher customer

rewards programs

expense in

our
credit card business reflecting an increase in

customer purchase activity;
partially offset by:
●

lower other

operating expenses

by $33.0

million mainly

driven by

lower accruals

for reserves

for operational

losses by
$10.6 million;
●

lower professional fees by $15.7 million mainly due

to lower costs associated with regulatory compliance

activities; and
●

lower equipment expenses by $11.3 million, mainly due to the depreciation of car rental units during 2024 associated with units sold as part of the daily car rental transaction

during the fourth quarter of 2024.

Table 6 provides a breakdown of operating expenses by major categories.

Table 6 - Operating Expenses
Years ended December

31,

(Dollars in thousands) 2025 2024 2023
Personnel costs:
Salaries $ 542,717 $ 529,794 $ 505,935
Commissions, incentives, profit sharing and other bonuses 189,041 126,081 112,657
Pension, postretirement and medical insurance 69,329 68,185 67,469
Other personnel costs, including payroll taxes 104,127 96,391 91,984
Total personnel

costs
905,214 820,451 778,045
Net occupancy expenses 110,213 111,430 111,586
Equipment expenses 22,110 33,424 37,057
Other taxes 72,939 66,046 55,926
Professional fees 110,098 125,822 161,142
Technology and

software expenses
341,605 329,061 290,615
Processing and transactional services:
Credit and debit cards 56,168 49,301 44,578
Other processing and transactional services 96,218 93,376 93,492
Total processing

and transactional services
152,386 142,677 138,070
Communications 19,270 18,899 16,664
Business promotion:
Rewards and customer loyalty programs 69,809 63,773 59,092
Other business promotion 37,474 38,157 35,834
Total business

promotion
107,283 101,930 94,926
FDIC deposit insurance 24,369 54,626 105,985
Other real estate owned (OREO) income (13,393) (18,124) (15,375)
Other operating expenses:
Operational losses 16,581 27,200 23,505
All other 48,841 71,257 73,774
Total other operating

expenses
65,422 98,457 97,279
Amortization of intangibles 1,750 2,938 3,180
Goodwill impairment charge 13,000 - 23,000
Total operating

expenses
$ 1,932,266 $ 1,887,637 $ 1,898,100
Personnel costs to average assets 1.20% 1.12% 1.09%
Operating expenses to average assets 2.55 2.57 2.66
Employees (full-time equivalent) 9,238 9,231 9,088
Average assets per employee (in millions) $8.20 $7.95 $7.84
Income Taxes
For the

year ended

December 31,

2025, the

Corporation recorded an

income tax

expense of

$173.6 million,

compared to

$182.4
million for the year 2024.

The decrease of $8.8 million reflects the impact of

the tax withholding expense of $22.9 million recorded in
the year 2024

related to intercompany distributions for

the years 2014-2024, coupled with

higher exempt income, partially offset

by
higher income before tax for the year 2025.

At December

31, 2025,

the Corporation

had a

net deferred

tax asset

amounting to

$812.3 million, net

of a

valuation allowance

of
$464.7 million. The net

deferred tax asset related

to the U.S. operations

was $228.2 million, net

of a valuation allowance

of $386.6
million.

Refer to

Note 34

to the

Consolidated Financial

Statements for

a reconciliation

of the

statutory income

tax rate

to the

effective tax
rate and additional information on the income

tax expense and deferred tax asset balances.
Fourth Quarter Operational Results
●

For

the

quarter

ended

December

31,

2025,

the

Corporation

recorded

net

income

of

$233.9

million,

compared

to

net
income

of

$177.8 million

for

the same

quarter of

the

previous year.

Excluding the

partial

reversal of

the

FDIC special
assessment reserve of $9.7 million, net of tax,

adjusted net income for the fourth quarter of

2025 was $224.2 million.
●

Net interest income for the fourth

quarter of 2025 amounted to $657.6

million, compared with $590.8 million for the

fourth
quarter

of

2024.

On

a

taxable

equivalent

basis,

net

interest

income

amounted

to

$733.8

million,

compared

to

$638.6
million.

The

increase

of

$95.2

million

in

net

interest

income,

on

a

taxable

equivalent

basis,

was

mainly

due

to

higher
income from investment securities by $51.6 million mainly due to higher yields by 51 basis points and average balances

of
U.S. Treasury securities, higher interest income from loans by $43.8 million, due to growth across most portfolios at

BPPR
and

the

commercial and

construction portfolios

in

PB,

and lower

cost

of

deposits by

$34.2

million, or

38

basis

points,
primarily in P.R.

public deposits,

which declined by 72

basis points as these are

mainly linked to short-term market rates;
partially

offset

by

lower

income

from

money

market

investments

by

$31.1

million

due

to

lower

average

balances

and
yields by 82 basis points as a result of short-term

market rate declines.

Net interest margin increased by 26 basis points

to
3.61%. On a taxable equivalent basis, the net interest margin for the fourth quarter of 2025 was 4.03%, or 41 basis points
higher when compared to 3.62% for the fourth

quarter of 2024.
●

The provision

for loan

losses was

$71.4 million

for the

fourth quarter

of

2025, compared

to $69.1

million for

the same
quarter of the previous year. The increase of $2.3 million was driven by the commercial portfolios, loan modifications, loan growth,

and

the

qualitative

reserve

release

recorded

in

2024

due

to

the

implementation

of

a

new

CRE

non-owner
occupied model; partially offset by lower NCOs and improvements in credit quality at the consumer portfolios.
●

Non-interest income amounted to $166.3 million for

the quarter ended December 31, 2025,

compared with $164.7 million
for the same

quarter in 2024.

The increase of

$1.6 million was

driven by higher

other service fees

by $7.2 million

due to
higher debit and

credit card fees

from higher customer

purchase activity,

partially offset by

lower other operating

income
by $3.2 million due to lower daily car

rental revenue by $3.2 million, due to the sale

of the daily car rental business during
the

fourth

quarter

of

2024,

and

lower

income

from

mortgage

banking

activities

by

$2.7

million

mainly

due

to

an
unfavorable variance

in the

fair value

adjustment

of MSRs

driven by

portfolio runoff

compared

to

the fourth

quarter of
2024.
●

Operating expenses totaled $473.2 million for the quarter

ended December 31, 2025, compared with $467.6

million for the
same quarter

in the

previous year.

The increase

of $5.6

million was

mainly related

to higher

personnel costs

by $24.4
million due to

annual salary revisions,

higher headcount, and higher incentives,

which include $12.8 million related to

the
quarterly accrual for the profit-sharing plan driven by the

Corporation’s performance,

partially offset by a reversal of $15.3
million from

the reserve

related to

the FDIC

special assessment imposed

on banks

to recover

losses in

connection with
the receivership of two failed banks during 2023 and

lower accruals for reserves for operational losses

by $6.8 million.
●

For the quarter

ended December 31,

2025, the Corporation

recorded an income tax

expense of $44.7

million, compared
with an income tax expense of $43.9 million for the same quarter of 2024. The unfavorable variance was mostly attributed to a higher income before tax.
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

The Corporate

group reported

a net

income of

$15.6 million

for the

year ended

December 31,

2025, compared

with a

net loss

of
$19.0 million for

the previous year.

The loss in

2024 was mainly

attributable to the

expense related to the

$22.9 million adjustment
recorded in

the

first

quarter of

2024 to

recognize the

tax

impact associated

with prior

period intercompany

distributions and

the

additional

$6.5

million

expense

for

the

tax

impact

of

intercompany

distributions

paid

during

the

first

quarter

of

2024.

A

positive
adjustment of

$3.9 million

was recorded

during the

second quarter

of 2025,

resulting from

reimbursements received from

the IRS
related

to

interest

paid

for

the

intercompany

distributions.

Higher

income

from

equity

method

investments

and

lower

expenses
driven by

professional services, also

contributed to

the positive

variance for

the year

ended December 31,2025,

partially offset

by
lower income from money market investments due

to a decrease in rates.
Highlights on the earnings results for the reportable

segments are discussed below:
Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s

net income amounted to $729.5 million for

the year ended December 31,
2025, compared with $555.7 million for the year ended

December 31, 2024. The principal factors that

contributed to the variance in
the financial results included the following:

●

Net interest income by $2.2 billion was higher

by $209.1 million primary driven by lower

expense on deposits, mainly from
the re-pricing of P.R. public funds, which decreased by $137.2 million, or 88 basis points and higher income from loans by
$79.9 million due to portfolio growth, higher income

from in U.S. Treasury securities by $75.7 million, or 20 basis points,
mainly from reinvestments at higher yields, partially offset by lower income from money market securities investments

by
$72.7 million reflecting the decline in short-term market

rates and lower average balances. The net

interest margin for the
year ended December 31,2025 was 3.69%, 27 basis

points higher when compared with 3.43%

the previous year;
●

The provision for credit losses for the loan portfolio

of $240.4 million was lower by $13.2 million

mainly attributable to
improvement in credit quality for the credit

cards portfolios, lower net charge-offs in the auto portfolio,

and lower reserves
in the leases portfolios, partially offset by an increase

in the reserves in the commercial portfolio mainly

due to the impact
of two unrelated NPL inflows;

●

Non-interest income of $584.4 million, lower by $11.8 million, mainly due to lower daily car rental revenue by $18.1 million
and gains from the sale of car rental units by $8.0

million related to the car rental business

sold in the fourth quarter of
2024, lower mortgage banking activities by $4.1

million mainly due to a decrease in mortgage

servicing fees and fair value
adjustments in MSRs;

partially offset by the $5.3 million retroactive charge

billed to a tenant for energy supplied in prior
years, higher service fees by $10.9 million due

to credit and debit card fees, from higher volume

of transactions, higher
investment management fees and higher charges on

deposit accounts by $4.0 million mainly due

to non-balance
compensation in commercial deposits;

●

Higher operating expenses by $33.0 million mostly due

to

●

higher personnel costs of $53.8 million, including

profit sharing expense by $30.8 million and

higher salaries
expense by $22.2 million due to annual merit

increases and a higher headcount;
●

higher other taxes by $7.3 million due to municipal

license and regulatory examination fees;

●

higher processing fees by $9.7 million due to credit

and debit card transactions; and

●

higher technology expenses by $8.0 million mainly related

to investments in technology and transformation
initiatives;

partially offset by

●

lower equipment expenses by $10.8 million mainly related

to the daily rental business sold in 2024;
●

lower FDIC expense by $26.8 million due to the reversal

in 2025 of the FDIC special assessment of

$13.6
million compared to the expense of $12.7 million

recorded in 2024;
●

lower other operating expenses by $8.1 million

due to reserves for operational losses; and

●

lower professional fees by $6.6 million;
●

Higher income tax expense by $4.2 million mainly

due to higher income before tax, offset by higher exempt

income.

Popular U.S.

For the

year ended

December 31, 2025, Popular

U.S. reported

net income

of $87.8

million, compared with

a net

income of

$77.6
million for the year ended

December 31, 2024. The principal factors

that contributed to the variance

in the financial results included
the following:

●

Net interest

income of

$411.9

million, higher

by $55.9

million mainly

due to

higher interest

income from

loans by

$57.2
million,

or

10

basis

points,

mainly

related

to

growth

in

the

commercial

and

construction

portfolios

and

lower

interest
expense from deposits by $32.8 million, or 44 basis points,

due to the repricing of high-cost deposits, mainly direct on-line deposits, partially

offset by

lower income

from money

market investments due

to decline

in short-term

market rates

and
lower average

balances. The

net interest

margin for

the year

ended December

31,2025 was

2.94%, higher

by 28

basis
points when compared to 2.66% for the previous

year;
●

The provision for credit losses for the loan portfolio of $20.5 million was higher by $15.9 million driven by higher qualitative
reserves and

changes in

credit quality

for the

commercial real

estate portfolio;

partially offset

by lower

reserves for

the
consumer loans;
●

Higher operating

expenses by

$18.4 million

reflecting the

$13.0 million

goodwill impairment

charge related

to

our U.S.
based

equipment leasing

subsidiary recorded

in 2025;

higher personnel

costs

by

$4.1 million

mainly due

to

the

profit-
sharing expense;

partially offset

by lower

FDIC expense

by $3.4

million due

to the

reversal in

2025 of

the FDIC

special
assessment $1.7 million compared to an expense

of $1.6 million in 2024;
●

Higher income tax expense by $9.9 million due

to higher income before tax.
STATEMENT

OF FINANCIAL CONDITION ANALYSIS

Assets
The

Corporation’s

total

assets

were $75.3

billion

at

December 31,

2025, compared

to

$73.0

billion

at

December 31,

2024.

The
increase in

total assets

of $2.3

billion was

driven by

an increase

in AFS

securities and

loan growth

across most

portfolios at

both
BPPR and PB segments, partially offset by a decrease in money market investments, HTM securities, and other assets. Refer to the
Corporation’s

Consolidated

Statements

of

Financial

Condition

at

December

31,

2025

and

2024

included

in

this

Form

10-K

for
additional

information.

Also,

refer

to

the

Statistical

Summary

2025-2024

in

this

MD&A

for

Condensed

Statements

of

Financial
Condition.

Money market investments and debt securities
Money market investments decreased by

$1.8 billion at December 31,

2025, when compared to December 31,

2024, mainly driven
by funds

used for

loan growth

and to

purchase U.S.

Treasury securities.

Debt securities

available-for-sale (“AFS”) increased

$2.3
billion, mainly due to reinvestment in U.S. Treasury Securities. Debt securities held-to-maturity (“HTM”) decreased by $430.5 million
driven by

maturities and

paydowns, partially

offset

by the

amortization of

$186.4 million

of the

discount related

to

U.S. Treasury
securities previously reclassified from

AFS to HTM.

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
Loans

held-in-portfolio increased

by

$2.2

billion to

$39.3 billion

at December

31, 2025,

compared to

December 31,

2024. In

the
BPPR

segment,

loan

balances

increased

by

$1.5

billion

across

most

portfolios,

most

notably

commercial,

mortgage,

and
construction portfolios.

The PB segment also increased by $740.3 million,

mainly driven by commercial and construction lending.

During the year

ended December 31,

2025, the Corporation’s

loans to non-depository

financial institutions (“NDFIs’’),

increased by
$150.2 million

to $545.0

million. The increase

was mainly

related to a

loan for

working capital to

an insurance

company in

Puerto
Rico.

At

December 31,

2025, the

Corporation’s

exposure to

NDFIs

was composed

of

approximately $337.3

million

to

insurance

companies

for

working

capital

needs

unrelated

to

lending

activities,

$105.9

million

to

consumer

and

commercial

credit
intermediaries,

and

$101.8

million

related

to

mortgage

credit

intermediaries.

All

loans

to

NDFIs

are

current

in

their

contractual
payments and carry a ‘pass’ rating.
Refer to

Note 7

to the

Consolidated Financial

Statements for

additional information

on delinquency,

asset quality

and origination
vintage information of these loan segments. Table 7 provides a breakdown of loan balance per portfolio.
Table 7 - Loans Ending Balances
(In thousands)
December 31, 2025 December 31, 2024 Variance
Loans held-in-portfolio:
Commercial

Commercial multi-family
$ 2,455,790 $ 2,399,620 $ 56,170

Commercial real estate non-owner occupied
5,543,284 5,363,235 180,049

Commercial real estate owner occupied
3,153,080 3,157,746 (4,666)

Commercial and industrial
8,607,412 7,741,562 865,850
Total Commercial 19,759,566 18,662,163 1,097,403
Construction 1,674,899 1,263,792 411,107
Mortgage 8,649,440 8,114,183 535,257
Leasing 2,001,365 1,925,405 75,960
Consumer

Credit cards

1,256,717 1,218,079 38,638

Home equity lines of credit
78,692 73,571 5,121

Personal

1,906,228 1,855,244 50,984

Auto
3,819,812 3,823,437 (3,625)

Other
180,799 171,778 9,021
Total Consumer

7,242,248 7,142,109 100,139
Total loans held-in

-portfolio
$ 39,327,518 $ 37,107,652 $ 2,219,866
Loans held-for-sale:

Mortgage
$ 9,998 $ 5,423 $ 4,575
Total loans held-for-sale $ 9,998 $ 5,423 $ 4,575
Total loans $ 39,337,516 $ 37,113,075 $ 2,224,441
Other assets
Other assets amounted to $1.7 billion

at December 31, 2025, a decrease of

$91.8 million compared to $1.8 billion at

December 31,
2024.

The variance

was mainly

driven

by

a

decrease in

net

deferred tax

assets

of

approximately $112.1

million

due

to

positive
changes

in

the

valuation

of

AFS

securities,

a

reduction

in

unsettled

trade

receivables

of

$14.6

million

related

to

proceeds

from
maturities of U.S. Treasury securities, and lower principal, interest and escrow servicing advances of $13.5 million, partially offset by an increase in capitalize software costs of approximately $46.9 million mainly related to technology modernization. Refer to Note 13
to the Consolidated Financial Statements

for a breakdown of

the principal categories that comprise the

caption of “Other Assets” in
the Consolidated Statements of Financial Condition

at December 31, 2025 and 2024.
Liabilities
The Corporation’s

total liabilities were

$69.1 billion

at December

31, 2025,

an increase

of $1.7

billion compared to

$67.4 billion

at
December

31,

2024,

mainly

due

to

an

increase in

deposits

as

discussed

below.

The

following

is

a

discussion

of

the

significant
changes in liabilities.
Deposits and Borrowings
Total Deposits

The Corporation’s

deposits totaled

$66.2 billion

at December

31, 2025,

compared to

$64.9 billion

at December

31, 2024.

Ending
deposit balances increased

by $1.3 billion,

while average balances for

the year grew

by $2.0 billion.

The average deposit

balance,
excluding P.R.

public deposits, increased by $0.9 billion. Non-interest-bearing deposits increased by $164.7 million when compared
to December 31, 2024, demonstrating the impact

of the Corporation’s continued focus on deposit retention

strategies.
Excluding P.R.

Government deposits, as of December 31, 2025, deposits amounted to $46.8 billion, compared to

$45.4 billion as of
December 31, 2024. This $1.4 billion increase included higher savings, NOW,

and money market deposits by $829.8 million, higher
time deposits by $361.0 million and higher

demand deposits by $159.2 million, all primarily

at BPPR.
At December 31, 2025, Puerto Rico public deposits were $19.4 billion, a decrease of approximately $44.2 million when compared to
December 31,

2024. P.R

public deposits

represent 29%

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
Refer to Table 8 for a breakdown of the Corporation’s deposits at December 31, 2025 and 2024.
Table 8 - Deposits Ending Balances
(In thousands) December 31, 2025 December 31, 2024 [2] Variance
Deposits excluding P.R.

public deposits:

Demand deposits
$ 15,298,712 $ 15,139,555 $ 159,157

Savings, NOW and money market deposits (non-brokered)
22,655,936 21,814,632 841,304

Savings, NOW and money market deposits (brokered)
87,566 99,099 (11,533)

Time deposits (non-brokered)
7,861,848 7,620,265 241,583

Time deposits (brokered CDs)
866,772 747,363 119,409
Sub-total deposits excluding P.R.

public deposits
46,770,834 45,420,914 1,349,920
P.R. public

deposits:

Demand deposits

[1]
11,534,301 11,730,273 (195,972)

Savings, NOW and money market deposits (non-brokered)
7,134,217 7,087,904 46,313

Time deposits (non-brokered)
750,741 645,254 105,487
Sub-total P.R.

public deposits
19,419,259 19,463,431 (44,172)
Total deposits $ 66,190,093 $ 64,884,345 $ 1,305,748
[1] Includes interest bearing demand deposits.

[2] Savings, NOW and money market deposits include

reciprocal deposits of $780 million (2024-$637.1 million)

that were categorized as brokered
deposits at December 31, 2024 and recharacterized

as non-brokered for December 31, 2025. Similarly,

Time deposits include reciprocal deposits

of
$92.6 million (2024-$143.3 million) that were categorized

as brokered deposits at December 31, 2024 and recharacterized as non-brokered for
December 31, 2025. The presentation for the year 2024

has been adjusted to conform to the 2025 presentation.

Borrowings
The Corporation’s borrowings amounted to $1.4

billion at December 31, 2025, compared to

$1.2 billion at December 31,

2024. The
increase was mainly due to FHLB advances which increased

by $286.9 million, partially offset by lower repurchase commitments by
$15.8 million.

Refer to Note

16 to

the Consolidated Financial

Statements for

detailed information on

the Corporation’s

borrowings.
Also, refer to the Liquidity section in this MD&A

for additional information on the Corporation’s funding

sources.
Stockholders’ Equity
Stockholders’ equity totaled

$6.2 billion at

December 31, 2025,

an increase of

$0.6 billion when

compared to December

31, 2024.
The increase was principally

due to net

income for the year

ended December 31, 2025 of

$833.2 million,

coupled with the after-tax
effect of the

decrease in net unrealized losses in

the portfolio of AFS securities

of $340.4 million and the

amortization of unrealized
losses from

securities previously reclassified

to HTM

of $149.1

million,

partially offset

by an

increase in

Treasury Stock

of $494.3
million mainly

due to

the repurchases

of common stock

during the

year and

the common

and preferred dividends

declared during
the year of $196.2 million and $1.4 million, respectively.

During

the

year

ended

December

31,

2025,

Popular

repurchased

4,660,124

shares

of

common

stock

for

$501.5

million

at

an
average price of $107.61 per share, as part of the 2024 and 2025 common stock repurchase programs previously announced. As of
December 31, 2025, $281.2 million remained available

for stock repurchase under the active repurchase authorization.

The

Corporation

increased

its

quarterly

common

stock

dividend

from

$0.70

to

$0.75

per

share,

commencing

with

the

dividend
declared in the third quarter of 2025.
Refer

to

the

Consolidated

Statements

of

Financial

Condition,

Comprehensive

Income

and

Changes

in

Stockholders’

Equity

for
information on the composition of stockholders’ equity. Also, refer to Note 21 to the Consolidated Financial Statements for a detail of
accumulated other comprehensive income (loss), an

integral component of stockholders’ equity.
The composition of the Corporation’s financing to total assets at December 31, 2025 and 2024 is included

in Table 9.

Table 9 - Financing to Total

Assets
December 31,
December 31,

% (decrease) increase % of total assets
(Dollars in millions) 2025 2024 from 2024 to 2025 2025 2024
Non-interest-bearing core deposits $ 15,304 $ 15,139 1.1% 20.3% 20.7%
Interest-bearing core deposits 46,017 44,622 3.1 61.1 61.1
Interest-bearing other deposits 4,869 5,123 (5.0) 6.4 7.0
Repurchase agreements 39 55 (29.1) 0.1 0.1
Other short-term borrowings 650 225 188.9 0.9 0.3
Notes payable 760 896 (15.2) 1.0 1.2
Other liabilities 1,460 1,372 6.4 1.9 1.9
Stockholders’ equity 6,249 5,613 11.3 8.3 7.7
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

2025 and

2024. BPPR

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
Table 10 presents the Corporation’s capital adequacy information for the years 2025 and 2024.

Table 10 - Capital Adequacy

Data
At December 31,

(Dollars in thousands) 2025 2024
Risk-based capital:
Common Equity Tier 1 capital $ 6,463,527 $ 6,262,792
Additional Tier 1 Capital

22,143 22,143
Tier 1 capital $ 6,485,670 $ 6,284,935
Supplementary (Tier 2) capital

710,397 683,268

Total

capital

$ 7,196,067 $ 6,968,203

Total

risk-weighted assets

$ 41,123,753 $ 39,073,462
Adjusted average quarterly assets $ 74,661,894 $ 72,593,464
Ratios:
Common Equity Tier 1 capital 15.72% 16.03%
Tier 1 capital

15.77 16.08
Total capital

17.50 17.83
Leverage ratio

8.69 8.66
Average equity to assets
[1]
9.51 9.61
Average tangible equity to assets
[1]
8.54 8.60
[1]
Average balances exclude unrealized gains or losses

on debt securities available-for-sale and unrealized

losses on debt securities transfer
to held-to-maturities
The decrease in the CET1 capital ratio,

Tier 1 capital ratio

and, total capital ratio as of

December 31, 2025, compared to December
31, 2024,
was due

primarily to

the repurchase

of shares

under the

common stock

repurchase authorization

plan, common

stock
dividends and higher risk

weighted assets driven by the

loan growth in the

commercial loans held-in-portfolio, partially offset

by the
annual earnings. The increase in

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

first quarter of 2025,

the Corporation completed
the phase-in of all the cumulative impact of the

CECL adoption.
Table 11

reconciles the Corporation’s total common stockholders’

equity to common equity Tier 1 capital.
Table 11

- Reconciliation Common Equity Tier 1 Capital
At December 31,

(Dollars in thousands) 2025 2024
Common stockholders’ equity $ 6,226,936 $ 5,633,298

AOCI related adjustments due to opt-out election
1,096,805 1,589,875

Goodwill, net of associated deferred tax liability

(DTL)
(639,734) (657,181)

Intangible assets, net of associated DTLs
(5,076) (6,826)

Deferred tax assets and other deductions
(215,404) (296,374)
Common equity tier 1 capital $ 6,463,527 $ 6,262,792
Common equity tier 1 capital to risk-weighted assets 15.72% 16.03%
Reconciliation to Tangible Common Equity and Tangible Assets
Table

12

provides

a

reconciliation of

total

stockholders’

equity

to

tangible

common

equity

and

total

assets

to

tangible

assets

at
December 31, 2025 and 2024.

Table 12 - Reconciliation

of Tangible Common Equity

and Tangible Assets
At December 31,
(In thousands, except share or per share information) 2025 2024
Total stockholders’

equity
$ 6,249,079 $ 5,613,066
Less: Preferred stock (22,143) (22,143)
Less: Goodwill (789,954) (802,954)
Less: Other intangibles (5,076) (6,826)
Total tangible common

equity
$ 5,431,906 $ 4,781,143
Total assets

$ 75,348,267 $ 73,045,383
Less: Goodwill (789,954) (802,954)
Less: Other intangibles (5,076) (6,826)
Total tangible assets $ 74,553,237 $ 72,235,603
Tangible common

equity to tangible assets
7.29% 6.62%
Common shares outstanding at end of period 65,719,385 70,141,291
Tangible book value

per common share
$ 82.65 $ 68.16
Year-to-date average
Total stockholders’

equity [1]
$ 6,892,821 $ 6,480,598
Average unrealized (gains) losses on AFS securities

transferred to HTM

314,861 572,595
Adjusted total stockholder's equity

7,207,682 7,053,193
Less: Preferred Stock (22,143) (22,143)
Less: Goodwill (799,641) (804,423)
Less: Other intangibles (5,927) (8,366)
Total tangible common

equity
$ 6,379,971 $ 6,218,261
Average return on tangible common equity 13.04% 9.85%
[1] Average balances exclude unrealized gains or losses

on debt securities available-for-sale.

RISK MANAGEMENT
Market / Interest Rate Risk
The Corporation’s assets that are mainly subject to market valuation risk are debt securities classified as available-for-sale. Refer to
Notes 5 and 6 to

the Consolidated Financial Statements for further information on the debt securities available-for-sale and held-to-
maturity portfolios.

Debt securities

classified as

available-for-sale and

held-to-maturity amounted

to

$20.6 billion

and

$7.3

billion,
respectively,

as of

December 31, 2025.

Other assets

subject to

market risk

include mortgage

servicing rights

("MSRs") with

a fair
value of $96.4 million as of December 31,

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
December 31, 2025 December 31, 2024
(Dollars in thousands) Amount Change Percent Change Amount Change Percent Change
Change in interest rate
+200 basis points (7,520) (0.27) 44,747 1.78
+100 basis points (4,379) (0.16) 22,917 0.91
-100 basis points 2,691 0.10 9,157 0.36
-200 basis points 7,488 0.27 588 0.02
As of

December 31,

2025, NII

simulations showed

a liability

sensitive position

for the

Corporation, compared

to the

results as

of
December 31,

2024, when the

Corporation showed an

asset sensitive position.

The variation in

sensitivity and the

resulting profile
was mainly due to an increase in asset

duration driven by the extension of U.S. Treasury Notes

and a decline in U.S. Treasury Bills
and excess

reserves at the

FRB as

part of

a decision to

reduce sensitivity to

declining rate scenarios,

combined with the

runoff in
the agency MBS portfolio

and rise in fixed-rate

loans. In rising rate

scenarios, Popular’s net interest income

would decrease due to
the lower volume of short-term assets as a result

of the investment portfolio extension strategy combined with higher deposits costs due to

BPPR’s large

proportion of

market-linked Puerto

Rico public

sector deposits,

this would

be partially

offset by

variable rate
loan repricing and

intermediate maturity assets

coming due within

one year.

The portfolio extension

transactions completed during
the

year

that

contributed

to

the

variance

in

sensitivity

include

purchases

of

$2.4

billion

of

U.S.

Treasury

Notes

with

maturities
between 6

months up

to 3

years with

an average

yield of

4.04% executed

mostly during

May 2025,

$2.5 billion

in U.S.

Treasury
Notes with

an average

maturity of

approximately 1.4 years

executed in

September 2025,

and $900

million in

U.S. Treasury

notes
with an average maturity of 2.2 years and a

yield of approximately 3.56% executed between

November and December 2025.
The

Corporation’s

loan

and

investment

portfolios

are

subject

to

prepayment

risk.

Prepayment

risk

also

could

have

a

significant
impact on the duration of mortgage-backed securities

and collateralized mortgage obligations.
Table 14 presents the Corporation’s sensitivity to interest rates, reflecting its assets and liabilities by repricing date.
Table 14 - Interest Rate Sensitivity
At December 31, 2025
By repricing dates

(Dollars in thousands) 0-30 days
Within 31 -
90 days
After three
months but
within six
months
After six
months but
within nine
months

After nine
months but
within one
year
After one
year but
within two
years
After two
years
Non-
interest
bearing
funds Total
Assets:
Money market investments
$ 4,626,506 $ - $ - $ - $ - $ - $ - $ - $ 4,626,506
Investment and trading securities

3,318,045 4,951,458 1,939,100 1,650,773 1,639,760 6,563,518 8,243,704 (143,252) 28,163,106
Loans
6,422,687 3,983,535 1,628,570 1,716,373 1,766,974 6,117,288 17,770,822 (68,733) 39,337,516
Other assets
- - - - - - - 3,221,139 3,221,139

Total

14,367,238 8,934,993 3,567,670 3,367,146 3,406,734 12,680,806 26,014,526 3,009,154 75,348,267
Liabilities and stockholders' equity:
Savings, NOW and money market and

other interest bearing demand deposits
21,254,342 216,993 318,597 310,549 302,973 1,139,963 17,863,106 - 41,406,523
Certificates of deposit
2,338,802 1,066,684 1,531,137 1,074,288 676,054 1,166,414 1,625,982 - 9,479,361
Federal funds purchased and assets

sold under agreements to repurchase
29,356 9,645 - - - - - - 39,001
Other short-term borrowings
650,000 - - - - - - - 650,000
Notes payable

25,000 - 25,000 24,500 - 6,112 678,965 - 759,577
Non-interest bearing deposits
- - - - - - 15,304,209 15,304,209
Other non-interest bearing liabilities
- - - - - - - 1,460,517 1,460,517
Stockholders' equity
- - - - - - - 6,249,079 6,249,079

Total

$ 24,297,500 $ 1,293,322 $ 1,874,734 $ 1,409,337 $ 979,027 $ 2,312,489 $ 20,168,053 $ 23,013,805 $ 75,348,267
Interest rate sensitive gap (9,930,262) 7,641,671 1,692,936 1,957,809 2,427,707 10,368,317 5,846,473 (20,004,651) -
Cumulative interest rate sensitive gap
(9,930,262) (2,288,591) (595,655) 1,362,154 3,789,861 14,158,178 20,004,651 - -
Cumulative interest rate sensitive gap

to earning assets (13.73) % (3.16) % (0.82) % (1.88) % (5.24) % (19.57) % (27.65) % - -

Table 15, which presents the maturity distribution of earning assets, takes into consideration prepayment assumptions.

Table 15 - Maturity Distribution

of Earning Assets
As of December 31, 2025
Maturities
After one year

After five years
through five years through fifteen years After fifteen years
One year
Fixed

Variable

Fixed

Variable

Fixed

Variable

(In thousands)

or less
interest rates interest rates interest rates interest rates interest rates interest rates Total
Money market securities

$ 4,626,506 $ - $ - $ -

$

-

$

-

$

- $ 4,626,506
Investment and trading
securities

13,417,856 12,937,914 5,198 1,583,947 38,966 - - 27,983,881
Loans:

Commercial

5,969,126 7,262,593 3,880,219 1,358,283 781,363 69,452 278,574 19,599,610

Construction

1,035,786 166,330 411,834 899 60,048 - - 1,674,897

Leasing

687,344 1,459,161 - 9,743 - - - 2,156,248

Consumer

1,956,190 3,864,793 258,658 267,021 796,771 264 103,626 7,247,323

Mortgage

697,026 2,415,129 197,246 4,464,224 18,644 670,803 196,366 8,659,438
Subtotal loans

10,345,472 15,168,006 4,747,957 6,100,170 1,656,826 740,519 578,566 39,337,516
Total earning assets $ 28,389,834 $ 28,105,920 $ 4,753,155 $ 7,684,117 $ 1,695,792 $ 740,519 $ 578,566 $ 71,947,903
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
At

December

31,

2025,

the

Corporation

held

trading

securities

with

a

fair

value

of

$36.6

million,

representing

0.05%

of

the
Corporation’s

total

assets,

compared

with

$32.8

million

and

0.05%,

respectively,

at

December

31,

2024.

The

trading

portfolio
consists

principally of

investment grade

securities

such

as mortgage-backed

securities

of

$23.4

million with

a

weighted average
yield of 5.20% and U.S. Treasuries of $12.5 million with a weighted average yield of 2.57% at December 31, 2025 and $29.1 million
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

$0.3

million

for

the

last

week

of

December

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

approximated $249.4

million at

December 31,

2025.

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

2025, the

Corporation had

approximately $

85 million in

an unfavorable
foreign currency translation

adjustment as part

of accumulated other

comprehensive income (loss),

compared with an

unfavorable
adjustment of $ 71 million at December 31,

2024 and $ 65 million at December 31,

2023.

Liquidity
Liquidity Risk Management Process
The Corporation

has adopted

policies and

limits to

monitor the

Corporation’s liquidity

position and

that of

its banking

subsidiaries.
Refer to

the Enterprise

Risk Management

section of

Management’s Discussion

and Analysis

included in

the 2025

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
Sources of Liquidity
Deposits, including

customer deposits,

brokered deposits

and public

funds deposits,

continue to

be the

most significant

source of
funds for the

Corporation, representing

88% of funding

of the Corporation’s

total assets at

December 31, 2025 and

December 31,
2024. The ratio of total ending loans to deposits was 59% and 57% at December 31, 2025 and December 31, 2024, respectively.

In
addition to

traditional deposits,

the Corporation

maintains borrowing

arrangements, which

amounted to

$1.4 billion

in outstanding
balances at December 31, 2025 (December 31, 2024 - $1.2 billion). A detailed description of the Corporation’s borrowings, including
their terms,

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

and into BPPR, effective

on May 1,

2025, that allowed BPPR

to pledge auto loans

and leases as collateral
under the federal

reserve’s discount window.

At December 31,

2025, the Corporation’s

available liquidity amounted to

$27.0 billion
(December

31,

2024

-

$21.6

million),

which

includes

$3.2

billion

related

to

auto

loans

and

leases

pledged

under

the

federal

reserve’s

discount

window.

During

the

fourth

quarter

of

2025,

the

Corporation

had

no

material

incremental

use

of

its

available
liquidity sources. The liquidity sources of the Corporation

at December 31, 2025 are presented in Table 16 below:
Table 16 - Liquidity Sources
December 31, 2025 December 31, 2024
(In thousands)
BPPR Popular U.S. Total BPPR Popular U.S. Total
Unpledged securities and unused funding
sources:
Money market (excess funds at the
Federal Reserve Bank)
$ 3,595,806 $ 1,020,478 $ 4,616,284 $ 4,882,358 $ 1,488,857 $ 6,371,215
Unpledged securities 5,215,981 1,057,129 6,273,110 3,806,066 522,869 4,328,935
FHLB borrowing capacity 3,291,672 692,744 3,984,416 2,777,090 1,058,921 3,836,011
Discount window of the Federal Reserve
Bank borrowing capacity 8,472,866 3,644,486 12,117,352 4,839,388 2,178,646 7,018,034
Total available liquidity $ 20,576,325 $ 6,414,837 $ 26,991,162 $ 16,304,902 $ 5,249,293 $ 21,554,195
Refer

to

Note

16

to

the

Consolidated

Financial

Statements

for

additional

information

of

the

Corporation’s

borrowing

facilities
available through its banking subsidiaries.

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

of deposit under $250,000,
all

interest-bearing

transactional

deposit

accounts,

non-interest-bearing

deposits,

and

savings

deposits.

Core

deposits

exclude
brokered

deposits

and

certificates

of

deposit

over

$250,000.

Core

deposits,

excluding

P.R.

public

funds,

which

are

fully
collateralized, have

historically provided

the Corporation

with a

sizable source

of relatively

stable and

low-cost funds.

P.R.

public
funds, while linked to market interest rates, provide a stable source of funding with an attractive earning spread. As of December 31,
2025, total Puerto Rico public sector deposits were $19.4

billion, compared to $19.5 billion at December

31, 2024.
Core deposits represent

92% of total

deposits at $60.9 billion,

as of December

31, 2025, compared with

92% at $59.9

billion as of
December 31, 2024.

Core deposits financed

85% of the

Corporation’s earning assets

at December 31,

2025, compared to

86% at
December 31, 2024.
The Corporation

had $1.0

billion in

brokered deposits

at December

31, 2025,

which financed

approximately 1%

of its

total assets
(December 31, 2024 - $1.6 billion and 2% respectively.

The distribution by maturity of certificates of deposit with denominations of $250,000 and over at December 31, 2025 is presented in the table that follows:

Table 17 - Distribution by

Maturity of Certificates of Deposit of $250,000 and Over
(In thousands)
3 months or less $ 2,479,766
Over 3 to 12 months 1,017,526
Over 1 year to 3 years 280,721
Over 3 years 136,733
Total $ 3,914,746
For

the

year

ended

December

31,

2025,

average

deposits,

including

brokered

deposits,

represented

91%

of

average

earning
assets, compared with 92% for the year ended December

31, 2024. Table 18 summarizes average deposits for the past two years.

Table 18 - Average

Total Deposits
For the years ended December 31,
(In thousands) 2025 2024 [2]
Deposits excluding P.R.

public deposits

Demand deposits
$ 14,787,933 $ 15,065,039

Savings, NOW and money market deposits (non-brokered)
22,599,111 21,889,652

Savings, NOW and money market deposits (brokered)
90,776 103,201

Time deposits (non-brokered)
7,890,260 7,360,538

Time deposits (brokered CDs)
765,424 823,145
Sub-total deposits excluding P.R.

public deposits
46,133,504 45,241,575
P.R. public

deposits:

Demand deposits

[1]
12,125,807 11,754,910

Savings, NOW and money market deposits (non-brokered)
7,407,669 6,728,781

Time deposits (non-brokered)
735,200 719,017
Sub-total P.R.

public deposits
20,268,676 19,202,708
Average total deposits $ 66,402,180 $ 64,444,283
[1] Includes interest bearing demand deposits.

[2] Savings, NOW and money market deposits include

reciprocal deposits of $790 million (2024-$661.5 million)

that were categorized as brokered
deposits at December 31, 2024 and recharacterized

as non-brokered for December 31, 2025. Similarly,

Time deposits include reciprocal deposits

of
$120.1 million (2024-$133.1 million) that were categorized

as brokered deposits at December 31, 2024 and recharacterized as non-brokered for
December 31, 2025. The presentation for the year 2024

has been adjusted to conform to the 2025 presentation.
As of

December 31,

2025, the

banking subsidiaries

had sufficient

current and

projected liquidity

sources to

meet their

anticipated
cash flow

obligations, as

well as

special needs

and off-balance

sheet commitments,

in the

ordinary course

of business

and have
sufficient

liquidity

resources

to

address

stress

events.

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

Table 19 - Deposits
31-Dec-25
Popular, Inc.
(Dollars in thousands)
BPPR % of Total Popular U.S. % of Total (Consolidated) % of Total
Deposits:
Deposits balances under $250,000 [1] $ 23,873,328 44% $ 8,283,967 69% $ 32,157,295 49%
Transactional deposits balances over
$250,000 8,254,961 15% 2,341,365 19% 10,596,326 16%
Time deposits balances over $250,000 2,182,301 4% 794,183 7% 2,976,484 4%
Uninsured foreign deposits 446,360 1% - - % 446,360 1%
Collateralized public funds 19,748,934 36% 264,694 2% 20,013,628 30%
Intercompany deposits 235,251 - % 349,483 3% - - %
Total deposits $ 54,741,135 100% $ 12,033,692 100% $ 66,190,093 100%
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

The

outstanding

balance

of

notes

payable

at

the

BHCs

amounted

to

$595

million

at

December

31,

2025

and

$594

million

at
December 31, 2024.
The contractual maturities of the BHCs notes payable

at December 31, 2025 are presented in

Table 20.
Table 20

- Distribution of BHC's Notes Payable by Contractual

Maturity
Year (In thousands)
2028 396,558
Later years 198,399
Total $ 594,957

As of

December 31,

2025, the

BHCs had

cash and

money markets

investments totaling

$524.8 million

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

was $0.75

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
of dividends to the BHCs.

Dividends
The

Corporation

increased

its

quarterly

common

stock

dividend

from

$0.70

to

$0.75

per

share,

commencing

with

the

dividend
declared in the third

quarter of 2025. During the

year ended December 31, 2025,

the Corporation declared cash dividends of

$2.90
per

common

share

outstanding

($196.2

million

in

the

aggregate).

The

dividends

for

the

Corporation’s

Series

A

preferred

stock
amounted to $1.4 million.
During the

year ended December

31, 2025,

the BHCs

received dividends and

distributions amounting to

$575 million

from BPPR,
$23 million

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
In

addition to

regulatory

limits previously

discussed, the

ability

of a

bank

subsidiary to

up-stream dividends

to

its

BHC could

be
impacted by

its financial

performance and

capital, including

tangible and

regulatory capital,

thus potentially

limiting the

amount of
cash up

streamed to

the BHCs

from the

banking subsidiaries.

This could,

in turn,

affect BHC’s

ability to

declare dividends

on its
outstanding common and preferred stock, repurchase its securities or meet its debt obligations. At December 31, 2025, BPPR could declare

a

dividend

of

up

to

approximately

$191

million

without

prior

approval

of

the

Federal

Reserve

Board

due

to

its

retained
income, declared dividend activity and transfers to statutory reserves over the measurement period. In addition, pursuant to the FRB requirements, PB may not declare or pay a dividend

without the prior approval of the Federal Reserve

Board and the NYSDFS.
Other Funding Sources and Capital
In addition to cash reserves held at

the FRB that totaled $4.7 billion at

December 31, 2025, the debt securities portfolio provides an additional

source

of

liquidity,

which

may

be

realized

through

either

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

16

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

Table 21 - Summarized Statement

of Condition
(In thousands) December 31, 2025 December 31, 2024
Assets
Cash and money market investments $ 524,882 $ 634,809
Investment securities 38,656 35,150
Accounts receivables from non-obligor subsidiaries 12,798 14,602
Accounts receivables from affiliates and related parties

-

-
Other loans (net of allowance for credit losses of $132 (2024

- $281))
24,169 25,381
Investment in equity method investees 5,145 5,279
Other assets 91,618 65,483
Total assets $ 697,268 $ 780,704
Liabilities and Stockholders' equity
Accounts payable to non-obligor subsidiaries $ 7,669 $ 12,163
Notes payable 594,958 593,571
Other liabilities 135,785 126,718
Stockholders' (deficit) equity (41,144) 48,252
Total liabilities and

stockholders' equity
$ 697,268 $ 780,704
Table 22 - Summarized Statement

of Operations
For the years ended
(In thousands) December 31, 2025 December 31, 2024
Income:
Dividends from non-obligor subsidiaries $ 596,500 $ 623,000
Interest income from non-obligor subsidiaries and affiliates 4,021 9,784
(Losses) earnings from investments in equity method

investees
(135) 15
Other operating income 7,571 2,399
Total income $ 607,957 $ 635,198
Expenses:
Services provided by non-obligor subsidiaries and affiliates

(net of
reimbursement by subsidiaries for services provided by parent of
$253,213 (2024 - $172,449)) $ 19,240 $ 13,328
Other expenses 24,328 37,391
Income tax (benefit) expense [1] (2,443) 20,725
Total expenses $ 41,125 $ 71,444
Net income $ 566,832 $ 563,754
[1] The net income for the year ended

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

the Economic

and Market

Risk section

and the

Business Risk

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
Economic Performance

The latest estimates from the

Puerto Rico Planning Board (the

“Planning Board”) indicate that real

GNP grew by 2.1%

during fiscal
year

2024

(July 2023-June

2024) and

by

1.1% in

fiscal

year

2025 (July

2024-June 2025).

For fiscal

year 2026

(July

2025-June
2026), the Planning Board

forecasted modest GNP growth of

0.5%. Meanwhile, the Puerto Rico

Economic Activity Index showed a
0.8% year-over-year increase and a 0.1% month-over-month

increase in November 2025. While this index is not

a direct measure of
real GNP, it serves as an indicator of ongoing economic activity.
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

December

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

In August 2025, President Donald J. Trump dismissed six of the seven members of the Oversight Board, reportedly due to inefficient
leadership and excessive spending. Three of the dismissed members subsequently filed suit in federal court challenging the legality
of their dismissal. On October 3, 2025, the court issued a preliminary injunction that effectively reinstated such members and barred the seating of replacement members while the case proceeds. An appeal of this ruling has been filed and remains

pending. It is still
too early to determine what impact these developments

may have on Puerto Rico’s fiscal and economic affairs.

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
the Puerto

Rico government

and government employees

who could

be negatively

affected by

Puerto Rico’s

fiscal challenges.

For
further

discussion

of

the

Corporation’s

direct

and

indirect

exposure

to

the

Puerto

Rico

government and

its

instrumentalities and
municipalities, please refer to Note 23 – Commitments

and Contingencies to the Consolidated

Financial Statements.
The

Corporation

also

maintains

significant

deposits

from

P.R.

Government

Entities,

with

future

balances

subject

to

various
uncertainties.

Further

information

on

Puerto

Rico

Government

deposits

is

included

in

Note

15

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
During 2025, the Corporation’s credit quality metrics were affected by two significant unrelated commercial exposures, resulting in a
$188.4 million increase

in non-performing loans (“NPLs”).

The determination to classify

these loans as

NPLs was driven

by factors
specific to the individual borrowers and are not

believed to be indicative of a broader decline

in portfolio credit quality.
The first

loan classified

as NPL

is a

$158.3 million

commercial and

industrial facility

issued to

a telecommunications

company in
Puerto Rico

experiencing reduced

revenue due

to operational

challenges following

a business

acquisition and

client attrition.

The
second loan classified as

NPL is a $30.1

million commercial real estate

facility, following

a $13.5 million charge-off,

and is secured
by a hotel property in Florida.

Excluding these cases, credit

quality metrics reflected favorable trends. The

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
Total

NPAs of $540.8 million as of December

31, 2025, increased by $132.7 million when compared with December 31, 2024. Total
NPLs of

$498.3 million increased

by $147.6

million from December

31, 2024.

BPPR’s NPLs

increased by $166.6

million, primarily
due to the classification of the two commercial exposures with book values of $158.3 million and $30.1 million as NPLs, partly offset by lower mortgage

NPLs by $26.1

million. Popular U.S.

NPLs decreased by

$19.1 million, mostly

driven by a

decrease of $16.5

in
the mortgage NPLs, due to the return

to accrual of a single loan after a period of

sustained performance.

On December

31, 2025,

the ratio

of NPLs

to total

loans held-in-portfolio

was 1.27%,

compared to

0.95%, at

December 31,

2024.
Other real estate owned loans (“OREOs”) totaled

$42.4 million, a decrease of $14.8 million from December

31, 2024.

The Corporation’s

commercial loan

portfolio secured

by real

estate (“CRE”)

amounted to

$11.2

billion on

December 31,

2025, of
which

$3.2

billion

was

secured

with

owner

occupied

properties,

compared

with

$10.9

billion

and

$3.2

billion,

respectively,

on
December 31, 2024.
CRE NPLs

amounted to

$76.0 million

at December

31, 2025,

compared with

$53.7 million

at December

31, 2024.

The CRE

NPL
ratios for the BPPR and Popular U.S. segments were 1.23% and 0.25%, respectively,

at December 31, 2025, compared with 0.64%
and 0.37%, respectively, on December 31, 2024.
The non-owner occupied CRE portfolio was $5.5 billion at December 31, 2025, split between $3.4 billion in BPPR and $2.1 billion in
Popular U.S. This portfolio is diversified across sectors: retail (34%), hotels (19%),

and office space (12%) which together represent
two-thirds of

total non-owner

occupied CRE

exposure. Specifically,

office space

leasing accounts

for just

1.7% ($685.2

million) of
the total loan portfolio, mainly comprising mid-rise properties with an average loan size of $3 million, and is well diversified by tenant type.

Within CRE, the

commercial multi-family portfolio is

$2.5 billion (approximately 6%

of total loans),

concentrated in New

York

Metro
($1.4 billion), South Florida ($664.1 million) and Puerto Rico ($196.7 million) regions. In the New York Metro, there is no exposure to rent-controlled buildings and rent-stabilized

units make up less than 40% of total units,

with most originated after 2019.
In

addition

to

the

NPLs

included

in

Table

23,

at

December

31,

2025,

there

were

$499.6

million

of

performing

loans,

mostly
commercial

loans,

which

in

management’s

opinion,

are

currently

subject

to

potential

future

classification

as

non-performing
(December 31, 2024 - $596 million).
The following table presents the Corporation’s NPAs as of December 31, 2025 and

2024:

Table 23 - Non-Performing

Assets
December 31, 2025 December 31, 2024
(Dollars in thousands) BPPR Popular U.S. Popular, Inc. BPPR Popular U.S. Popular, Inc.
Non-accrual loans:
Commercial
Commercial multi-family
$ 112 $ 8,636 $ 8,748 $ 79 $ 8,700 $ 8,779
Commercial real estate non-owner
occupied 35,692 7,020 42,712 6,429 8,015 14,444
Commercial real estate owner occupied
24,567 - 24,567 25,258 5,191 30,449
Commercial and industrial

183,914 6,498 190,412 19,335 1,748 21,083
Total Commercial

244,285 22,154 266,439 51,101 23,654 74,755
Leasing 9,179 - 9,179 9,588 - 9,588
Mortgage 132,373 13,422 145,795 158,442 29,890 188,332
Consumer

Home equity lines of credit
- 2,796 2,796 - 3,393 3,393

Personal

18,863 1,233 20,096 20,269 1,741 22,010

Auto
52,200 - 52,200 51,792 - 51,792

Other
1,809 29 1,838 899 11 910
Total Consumer

72,872 4,058 76,930 72,960 5,145 78,105
Total non-performing

loans held-in-portfolio
458,709 39,634 498,343 292,091 58,689 350,780
Other real estate owned (“OREO”) 41,929 504 42,433 57,197 71 57,268
Total non-performing

assets
[1] $ 500,638 $ 40,138 $ 540,776 $ 349,288 $ 58,760 $ 408,048
Accruing loans past due 90 days or more [2] $ 228,772 $ 188 $ 228,960 $ 242,250 $ 190 $ 242,440
Non-performing loans

to loans held-in-
portfolio

1.27% 0.95%
Interest Lost

12,598 15,565
[1] There were no non-performing loans held-for-sale

as of December 31, 2025 and December 31, 2024.
[2] It is the Corporation’s

policy to report delinquent

residential mortgage loans

insured by FHA or

guaranteed by the VA

as accruing loans past

due 90
days or more as opposed to non-performing

since the principal repayment is insured.

These balances include $47 million of

residential mortgage loans
insured by FHA or guaranteed by the VA

that are no longer accruing interest as of

December 31, 2025 (December 31, 2024

- $65 million). Furthermore,
at December 31, 2025 the

Corporation had approximately

$27 million in reverse

mortgage loans which are

guaranteed by FHA, but

which are currently
not accruing

interest. Due

to the

guaranteed nature

of the

loans, it

is the

Corporation’s

policy to

exclude these

balances from

non-performing assets
(December 31, 2024 - $31 million).
For

the

year

ended December

31,

2025,

total

inflows

of

NPLs

held-in-portfolio, excluding

consumer loans,

increased by

$132.1
million, compared to

the same

period in 2024.

Inflows of

NPLs held-in-portfolio at

the BPPR segment

increased by $198.2

million,
compared to the same period in 2024, mainly driven

by higher commercial inflows by $216.2 million, in

part offset by lower mortgage
inflows by $18.0 million. The increase in commercial inflows was primarily driven by the abovementioned exposures, totaling $188.4 million, which were classified as NPLs during the third quarter of 2025. Inflows of NPLs held-in-portfolio at the Popular U.S. segment
decreased by $66.0 million from the same period in 2024, mainly driven by lower commercial and mortgage inflows by $29.9 million and $36.2 million, respectively.
Tables 24 to 30 present the Corporation’s inflows to NPLs for the years ended 2025 and 2024.

Table 24 - Activity in Non

-Performing Loans Held-in-Portfolio (Excluding Consumer

Loans)
For the year ended December 31, 2025
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance

- NPLs
$ 209,543 $ 53,544 $ 263,087
Plus:
New non-performing loans 359,190 32,318 391,508
Advances on existing non-performing loans (2,312) 117 (2,195)
Less:
Non-performing loans transferred to OREO (13,067) (433) (13,500)
Non-performing loans charged-off (18,325) (1,730) (20,055)
Loans returned to accrual status / loan collections (158,371) (48,240) (206,611)
Ending balance - NPLs $ 376,658 $ 35,576 $ 412,234
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
For the year ended December 31, 2025
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $51,101 $23,654 $74,755
Plus:
New non-performing loans 234,270 19,092 253,362
Advances on existing non-performing loans (2,312) 116 (2,196)
Less:
Non-performing loans transferred to OREO (260) - (260)
Non-performing loans charged-off (17,948) (1,730) (19,678)
Loans returned to accrual status / loan collections (20,566) (18,978) (39,544)
Ending balance - NPLs $244,285 $22,154 $266,439
Table 27 - Activity in Non

-Performing Commercial Loans Held-in-Portfolio
For the year ended December 31, 2024
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $72,992 11,163 $84,155
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

-Performing Mortgage Loans Held-in-Portfolio
For the year ended December 31,

2025
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $158,442 $29,890 $188,332
Plus:
New non-performing loans 124,920 13,226 138,146
Advances on existing non-performing loans - 1 1
Less:
Non-performing loans transferred to OREO (12,807) (433) (13,240)
Non-performing loans charged-off (377) - (377)
Loans returned to accrual status / loan collections (137,805) (29,262) (167,067)
Ending balance - NPLs $132,373 $13,422 $145,795
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
or

more

and

delinquencies, as

a

percentage

of

their

related

portfolio

category

at

December

31,

2025

and

2024,

are

presented
below.
Table 31 - Loan Delinquencies
(Dollars in thousands) December 31, 2025 December 31, 2024
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Commercial

Commercial multi-family $ 24,982 $ 2,455,790 1.02% $ 15,826 $ 2,399,620 0.66%
Commercial real estate
non-owner occupied 47,068 5,543,284 0.85 24,925 5,363,235 0.46
Commercial real estate
owner occupied 28,008 3,153,080 0.89 42,311 3,157,746 1.34
Commercial and industrial 215,068 8,607,412 2.50 49,942 7,741,562 0.65
Total Commercial

315,126 19,759,566 1.59 133,004 18,662,163 0.71
Construction

17,283 1,674,899 1.03 1,039 1,263,792 0.08
Mortgage [1] 759,300 8,649,440 8.78 798,130 8,114,183 9.84
Leasing 37,567 2,001,365 1.88 39,641 1,925,405 2.06
Consumer

Credit cards

51,846 1,256,717 4.13 59,078 1,218,079 4.85
Home equity lines of credit 4,160 78,692 5.29 5,054 73,571 6.87
Personal

53,632 1,906,228 2.81 57,835 1,855,244 3.12
Auto

186,798 3,819,812 4.89 191,008 3,823,437 5.00
Other 5,929 180,799 3.28 3,930 171,778 2.29
Total Consumer

302,365 7,242,248 4.18 316,905 7,142,109 4.44
Loans held-for-sale - 9,998 - - 5,423 -
Total

$ 1,431,641 $ 39,337,516 3.64% $ 1,288,719 $ 37,113,075 3.47%
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
in economic

conditions, and

in the

condition of

the various

markets in

which collateral

may be

sold, may

also affect

the required
level of

the allowance

for credit

losses. Consequently,

the business

financial condition,

liquidity,

capital, and

results of

operations
could also be affected.

At December

31, 2025,

the ACL

increased by

$62.1

million from

December 31,

2024 to

$808.1 million.
The increase

in ACL

was
driven

by

a

combination

of

changes

in

the

economic

scenario,

probability

weights,

loan

volumes

and

increases

in

qualitative
reserves, in

response to

the current

economic environment uncertainty,

coupled with

a specific

reserve recognized

for the

above-
mentioned $158.3 million commercial NPL inflow.

The

ACL

for

BPPR

increased

by

$47.3

million,

driven

by

a

combination

of

a

specific

reserve

recognized for

the

$158.3

million
commercial

NPL

inflow,

higher

loan

volumes,

changes

in

the

economic

scenario,

and

changes

in

the

probability

weights

that
resulted in a $8.8 million net ACL increase. In PB, the ACL

increased by $14.8 million, when compared to December 31, 2024. This increase was

influenced by

higher qualitative

reserves for

the CRE

portfolio in

response to

current market

volatility and

economic
uncertainty, coupled with changes in the probability weights that resulted in a

$4.9 million net increase.
The Corporation’s ratio of

the allowance for credit

losses to loans held-in-portfolio was

2.05% on December 31,

2025, compared to
2.01% on December 31, 2024.

The ratio of the allowance for

credit losses to NPLs held-in-portfolio stood at

162.15%, compared to
212.68% on December 31, 2024.
Refer to Note 8 – Allowance for credit losses – loans held-in-portfolio to the Consolidated Financial Statements, and to the Provision
for Credit Losses section of this MD&A for additional

information.

Tables 32 to 33 details the allowance for credit losses by loan categories and the percentage it represents of total loans held-in-
portfolio and NPLs. The breakdown is made for analytical

purposes, and it is not necessarily indicative of the

categories in which
future loan losses may occur.

Table 32 - Allowance for Credit

Losses - Loan Portfolios
December 31, 2025
(Dollars in thousands) Total ACL
Total loans held-
in-portfolio
ACL to loans held-
in-portfolio
Total non-
performing loans
held-in-portfolio
ACL to non-
performing loans
held-in-portfolio
Commercial

Commercial multi-family
$ 19,345 $ 2,455,790 0.79% $ 8,748 221.14%

Commercial real estate non-owner occupied
58,717 5,543,284 1.06% 42,712 137.47%

Commercial real estate owner occupied
48,451 3,153,080 1.54% 24,567 197.22%

Commercial and industrial

180,934 8,607,412 2.10% 190,412 95.02%
Total Commercial

$ 307,447 $ 19,759,566 1.56% $ 266,439 115.39%
Construction 13,826 1,674,899 0.83% - -
Mortgage 80,554 8,649,440 0.93% 145,795 55.25%
Leasing 18,620 2,001,365 0.93% 9,179 202.85%
Consumer

Credit cards
91,124 1,256,717 7.25% - -

Home equity lines of credit
1,335 78,692 1.70% 2,796 47.75%

Personal

106,612 1,906,228 5.59% 20,096 530.51%

Auto
180,364 3,819,812 4.72% 52,200 345.52%

Other
8,174 180,799 4.52% 1,838 444.72%
Total Consumer

$ 387,609 $ 7,242,248 5.35% $ 76,930 503.85%
Total $ 808,056 $ 39,327,518 2.05% $ 498,343 162.15%
Table 33 - Allowance for Credit

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
2025 2024
% of loans % of loans
in each in each
category to category to
(Dollars in millions) ACL total loans ACL total loans
Commercial

Commercial multi-family
$19.3 6.2% $9.2 6.5
%

Commercial real estate non-owner occupied
58.7 14.1 54.5 14.5

Commercial real estate owner occupied
48.6 8.0 49.9 8.5

Commercial and industrial

180.9 21.9 146.0 20.8
Total Commercial

$307.5 50.2% $259.6 50.3%
Construction 13.8 4.3 11.3 3.4
Mortgage

80.6 22.0 82.4 21.9
Leasing 18.6 5.1 16.4 5.2
Consumer

Credit cards
91.1 3.2 99.1 3.3

Home equity lines of credit
1.3 0.2 1.5 0.2

Personal

106.6 4.8 102.7 5.0

Auto
180.4 9.7 166.0 10.2

Other Consumer

8.2 0.5 7.0 0.5
Total Consumer

$387.6 18.4% $376.3 19.2%
Total [1] $808.1 100.0% $746.0 100.0
%
[1] Note: For purposes of this table the term loans refers to loans held-in-portfolio excluding loans held-for-sale.
The following

table presents

net charge-offs

to average

loans held-in-portfolio

(“HIP”) ratios

by loan

category for

the years

ended
December 31, 2025 and 2024:
Table 35 - Net Charge-Offs

(Recoveries) to Average Loans HIP
December 31, 2025 December 31, 2024
BPPR Popular U.S. Popular Inc. BPPR Popular U.S. Popular Inc.
Commercial

0.14% 0.01% 0.08% 0.17% 0.04% 0.11%
Construction

(0.01) (0.01) (0.01) (0.59) (0.01) (0.10)
Mortgage

(0.14) (0.02) (0.12) (0.21) (0.01) (0.18)
Leasing 0.55 - 0.55 0.67 - 0.67
Consumer

2.53 3.01 2.55 3.06 7.44 3.20
Total

0.72% 0.05% 0.52% 0.89% 0.18% 0.68%
NCOs for the year ended December 31, 2025, amounted to $198.7 million, decreasing by $43.1 million when compared to the same period in

2024. The

BPPR segment

decreased by

$30.1 million

mainly driven

by lower

consumer NCOs

by $32.1

million. The

PB
segment NCOs decreased by $13.0 million, primarily

driven by lower consumer NCOs by $10.6

million.

Loan Modifications
For the year ended December 31, 2025, modified

loans to borrowers with financial difficulty amounted

to $406.6 million, of which
$386.8 million were in accruing status. The BPPR

segment’s modifications to borrowers with financial difficulty amounted to $345.7
million, mainly comprised of commercial and mortgage

loans of $264.9 million and $54.9 million, respectively. A total of $35.9 million of the mortgage modifications were related to government

guaranteed loans. The Popular U.S. segment’s modifications

to
borrowers with financial difficulty amounted to $60.9 million,

mostly comprised of commercial loans.
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

Risk Officer

(“CRO”),
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
ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT

YET EFFECTIVE ACCOUNTING STANDARDS
Refer to Note 3 “New Accounting Pronouncements”

to the Consolidated Financial Statements.

Statistical Summary 2025-2024
Statements of Financial Condition
At December 31,
(In thousands) 2025 2024
Assets:

Cash and due from banks $ 402,755 $ 419,638
Money market investments:

Time deposits with other banks

4,626,506 6,380,948
Total money market investments 4,626,506 6,380,948
Trading account debt securities, at fair value 36,569 32,831
Debt securities available-for-sale, at fair

value
20,574,972 18,245,903
Debt securities held-to-maturity, at amortized cost 7,327,529 7,758,077
Less – Allowance for credit losses 5,812 5,317
Debt securities held-to-maturity, net 7,321,717 7,752,760
Equity securities 229,848 208,166
Loans held-for-sale, at fair value 9,998 5,423
Loans held-in-portfolio:
Loans held-in-portfolio 39,749,142 37,522,995
Less – Unearned income 421,624 415,343

Allowance for credit losses
808,056 746,024
Total loans held-in-portfolio, net 38,519,462 36,361,628
Premises and equipment, net 685,820 601,787
Other real estate

42,433 57,268
Accrued income receivable 300,824 263,389
Mortgage servicing rights, at fair value 96,356 108,103
Other assets 1,705,977 1,797,759
Goodwill 789,954 802,954
Other intangible assets 5,076 6,826
Total assets $ 75,348,267 $ 73,045,383
Liabilities and Stockholders’ Equity
Liabilities:

Deposits:

Non-interest bearing $ 15,304,209 $ 15,139,555
Interest bearing 50,885,884 49,744,790
Total deposits 66,190,093 64,884,345
Assets sold under agreements to repurchase 39,001 54,833
Other short-term borrowings 650,000 225,000
Notes payable 759,577 896,293
Other liabilities 1,460,517 1,371,846
Total liabilities 69,099,188 67,432,317
Stockholders’ equity:
Preferred stock 22,143 22,143
Common stock 1,049 1,048
Surplus 4,924,296 4,908,693
Retained earnings 5,206,497 4,570,957
Treasury stock – at cost (2,722,819) (2,228,535)
Accumulated other comprehensive loss, net

of tax
(1,182,087) (1,661,240)
Total stockholders’ equity

6,249,079 5,613,066
Total liabilities and stockholders’ equity $ 75,348,267 $ 73,045,383

Statistical Summary 2023-2025
Statements of Operations
For the years ended December 31,
(In thousands) 2025 2024 2023
Interest income:
Loans $ 2,763,118 $ 2,626,058 $ 2,331,654
Money market investments 254,786 352,195 366,625
Investment securities 765,105 695,010 547,028
Total interest income 3,783,009 3,673,263 3,245,307
Less - Interest expense 1,241,806 1,390,975 1,113,783
Net interest income 2,541,203 2,282,288 2,131,524
Provision for credit losses

260,163 256,942 208,609
Net interest income after provision for

credit losses

2,281,040 2,025,346 1,922,915
Mortgage banking activities 14,956 19,059 21,497
Net gain (loss), including impairment, on

equity securities
1,596 (1,583) 3,482
Net gain on trading account debt securities 1,908 1,445 1,382
Net gain (loss) on sale of loans, including

valuation adjustments on loans held-for-sale
- 440 (115)
Adjustment to indemnity reserves on loans

sold
(174) 1,266 2,319
Other non-interest income 639,733 638,282 622,159
Total non-interest income 658,019 658,909 650,724
Operating expenses:

Personnel costs 905,214 820,451 778,045
All other operating expenses 1,027,052 1,067,186 1,120,055
Total operating expenses 1,932,266 1,887,637 1,898,100
Income before income tax

1,006,793 796,618 675,539
Income tax expense 173,634 182,406 134,197
Net Income $ 833,159 $ 614,212 $ 541,342
Net Income Applicable to Common Stock

$ 831,747 $ 612,800 $ 539,930

Statistical Summary 2025-2023
Average Balance Sheet and Summary of

Net Interest Income
On a Taxable Equivalent

Basis*
2025 2024 2023
(Dollars in thousands)
Average
Balance
Interest

Average
Rate

Average
Balance
Interest

Average
Rate

Average
Balance
Interest

Average
Rate

Assets
Interest earning assets:
Money market investments $ 5,853,342 $ 254,786 4.35% $ 6,640,514 $ 352,195 5.30% $ 7,051,718 $ 366,625 5.20%
U.S.

Treasury securities
22,491,878 812,239 3.61 21,047,129 654,712 3.11 20,305,488 441,179 2.17
Obligations of U.S.

Government

Obligations of Puerto Rico, States
and political subdivisions 53,292 5,743 10.78 59,668 6,215 10.42 64,682 5,863 9.06
Collateralized mortgage obligations and

mortgage-backed securities
6,007,691 126,136 2.10 6,642,953 136,016 2.05 7,360,071 157,196 2.14
Other

217,451 11,430 5.26 205,711 11,514 5.60 196,226 11,519 5.87
Total investment securities 28,770,312 955,548 3.32 27,955,461 808,457 2.89 27,926,467 615,757 2.20
Trading account securities 29,714 1,667 5.61 30,250 1,583 5.23 31,876 1,377 4.32
Loans (net of unearned income) 37,982,637 2,845,548 7.49 35,701,240 2,684,598 7.52 33,164,961 2,387,351 7.20
Total interest earning

assets/Interest
income $ 72,636,005 $ 4,057,549 5.59% $ 70,327,465 $ 3,846,833 5.47% $ 68,175,022 $ 3,371,110 4.94%
Total non-interest

earning assets
3,104,642 3,072,814 3,059,214
Total assets $ 75,740,647 $ 73,400,279 $ 71,234,236
Liabilities and Stockholders' Equity

Interest bearing liabilities:
Savings, NOW,

money market and
other

interest bearing demand accounts
$ 42,213,411 $ 884,594 2.10% $ 40,476,544 $ 1,046,100 2.58% $ 39,463,481 $ 862,981 2.19%
Time deposits 9,390,884 293,303 3.12 8,902,700 290,021 3.26 7,775,846 187,043 2.41
Federal funds purchased 6,027 264 4.39 6,011 322 5.36 6 - 5.25
Securities purchased under agreement
to resell
59,793 2,726 4.56 70,145 3,900 5.56 115,808 6,019 5.20
Other short-term borrowings 290,617 12,827 4.41 8,402 454 5.40 27,302 1,310 4.80
Notes payable

824,356 48,092 5.83 961,886 50,178 5.22 1,109,163 56,430 5.09

Total interest bearing

liabilities/Interest
expense 52,785,088 1,241,806 2.35 50,425,688 1,390,975 2.76 48,491,606 1,113,783 2.30

Total non-interest

bearing liabilities
15,747,877 15,921,398 16,142,027
Total liabilities 68,532,965 66,347,086 64,633,633
Stockholders' equity

7,207,682 7,053,193 6,600,603
Total liabilities and

stockholders' equity
$ 75,740,647 $ 73,400,279 $ 71,234,236
Net interest income on a taxable
equivalent basis $ 2,815,743 $ 2,455,858 $ 2,257,327
Cost of funding earning assets 1.71% 1.98% 1.63%
Net interest margin 3.88% 3.49% 3.31%
Effect of the taxable equivalent
adjustment 274,540 173,570 125,803
Net interest income per books $ 2,541,203 $ 2,282,288 $ 2,131,524
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

2025.

In

making

this

assessment,

management

used

the

criteria

set

forth

in

the

Internal

Control-Integrated
Framework (2013) issued by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2025 based on the

criteria referred to above.
The Corporation’s

independent registered

public accounting

firm,
PricewaterhouseCoopers LLP
,

has audited

the effectiveness

of
the Corporation’s

internal control

over financial

reporting as

of December

31, 2025,

as stated

in their

report dated

March 2,

2026
which appears herein.
/s/ Javier D. Ferrer
/s/ Jorge J. García
Javier D. Ferrer Jorge J. García
President and Chief Executive Officer Executive Vice President
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

2025

and

2024,

and

the

related

consolidated

statements

of
operations, comprehensive income, changes

in stockholders’ equity and cash

flows for each of

the three years in

the
period ended

December 31,

2025, including

the related

notes (collectively

referred to

as the

“consolidated financial
statements”).

We

also

have

audited

the

Corporation's

internal

control

over

financial

reporting

as

of

December

31,
2025,

based

on

criteria established in Internal

Control

-

Integrated

Framework (2013)

issued

by

the

Committee

of
Sponsoring Organizations of the Treadway Commission (COSO).
In

our

opinion,

the

consolidated

financial

statements

referred

to

above

present

fairly,

in

all

material

respects,

the
financial position of the Corporation as of

December 31, 2025 and 2024, and the

results of its operations and its cash
flows

for

each

of

the

three

years

in

the

period

ended

December

31,

2025

in

conformity with

accounting

principles
generally

accepted

in

the

United

States

of

America. Also in

our

opinion,

the

Corporation maintained,

in

all

material
respects,

effective

internal

control

over

financial

reporting

as

of

December

31,

2025,

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
the

critical

audit

matter

below,

providing

a

separate

opinion

on

the

critical

audit

matter

or

on

the

accounts

or
disclosures to which it relates.
Allowance for Credit Losses – Certain Loans Held-in-Portfolio
As described

in Notes

2 and

8 to

the consolidated

financial statements,

as of

December 31,

2025, the

Corporation
had an allowance for credit

losses (“ACL”) on loans held-in-portfolio

of $307.4 million related to

the commercial loans
portfolio, $13.8 million related to the construction loans

portfolio, $70.7 million related to the Banco Popular de

Puerto
Rico’s (“BPPR”) mortgage loans portfolio,

$97.8 million related to BPPR’s

personal loans portfolio, and $180.4 million
related to

the BPPR’s

auto loans

portfolio (collectively

“certain loans

held-in-portfolio”). Management

establishes an
ACL

for

the

loan

portfolio

based

on

an

estimate

of

credit

losses

over

the

remaining

contractual

term

of

the

loans,
adjusted

for

expected

prepayments.

Management

follows

a

methodology

to

estimate

the

ACL

which

includes

a
reasonable

and

supportable

forecast

period

for

estimating

credit

losses,

considering

quantitative

and

qualitative
factors as

well as

the economic

outlook. The

modeling framework

includes internally

developed quantitative

models
that generate

lifetime default

and prepayments,

and other

loan level

techniques to

estimate loss

severity.

As part

of
the

methodology,

management

evaluates

various

macroeconomic

scenarios

and

applies

probability

weights

to

the
outcome

of

the

selected

macroeconomic

scenarios.

The

macroeconomic

variables

chosen

by

management

to
estimate

credit

losses

are

selected

by

combining

quantitative

procedures

with

expert

judgement.

The

ACL

also
includes a

qualitative adjustment

framework that

addresses two

main components:

losses that

are expected

but not
captured within the quantitative modeling framework and model imprecision.
The

principal

considerations

for

our

determination

that

performing

procedures

relating

to

the

allowance

for

credit
losses for

certain

loans held-in-portfolio

is a

critical audit

matter are

(i) a

high degree

of auditor

effort in

performing
procedures and evaluating audit

evidence related to

the allowance for credit

losses for certain loans

held-in-portfolio;
and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the

matter involved

performing procedures

and evaluating audit

evidence in

connection with

forming our
overall

opinion

on

the

consolidated

financial

statements.

These

procedures

included

testing

the

effectiveness

of
controls relating to

the allowance for credit

losses for certain loans

held-in-portfolio. These procedures

also included,
among others, (i) testing management’s process for developing the allowance for credit losses for certain

loans held-
in-portfolio;

(ii) testing

the completeness

and

accuracy of

certain

data

used

in

the

internally

developed quantitative
models; and

(iii) the

involvement of

professionals with

specialized skill

and knowledge

to assist

in evaluating

(a) the
appropriateness of

the methodology

and the internally

developed quantitative models

used by management;

and (b)

the

lifetime

default,

prepayment

and

loss

severity

estimates,

management’s

selection

of

various

macroeconomic
scenarios

and

macroeconomic

variables,

the

probability

weights

applied

to

the

outcome

of

the

selected
macroeconomic

scenarios,

the

reasonable

and

supportable

forecast

period,

and

the

qualitative

adjustments

for
losses that are expected but not captured within the quantitative modeling framework and model imprecision.
/s/ PricewaterhouseCoopers LLP
San Juan, Puerto Rico
March 2, 2026
We have served as the Corporation’s auditor since 1971, which includes periods before the Corporation became subject to SEC reporting requirements
Stamp DLLP216-854 of the P.R. Society of
Certified Public Accountants is affixed to
the original of this report

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
[UNAUDITED]
December 31, December 31,
(In thousands, except share information) 2025 2024
Assets:
Cash and due from banks $
402,755
$
419,638
Money market investments
4,626,506
6,380,948
Trading account debt securities, at fair value
36,569
32,831
Debt securities available-for-sale, at fair

value:
Pledged securities with creditors’ right to repledge

30,687
30,486
Other debt securities available-for-sale
20,544,285
18,215,417
Debt securities available-for-sale
20,574,972
18,245,903
Debt securities held-to-maturity, at amortized cost:
Pledged securities with creditors’ right to repledge

9,298
27,405
Other debt securities held-to-maturity
7,318,231
7,730,672
Debt securities held-to-maturity (fair

value 2025 - $
7,363,587
; 2024 - $
7,682,664
)
7,327,529
7,758,077
Less – Allowance for credit losses
5,812
5,317
Debt securities held-to-maturity, net
7,321,717
7,752,760
Equity securities (realizable value 2025 -

$
230,388
; 2024 - $
208,663
)
229,848
208,166
Loans held-for-sale, at fair value
9,998
5,423
Loans held-in-portfolio
39,749,142
37,522,995
Less – Unearned income
421,624
415,343

Allowance for credit losses
808,056
746,024
Total loans held-in-portfolio, net
38,519,462
36,361,628
Premises and equipment, net
685,820
601,787
Other real estate
42,433
57,268
Accrued income receivable
300,824
263,389
Mortgage servicing rights, at fair value
96,356
108,103
Other assets
1,705,977
1,797,759
Goodwill
789,954
802,954
Other intangible assets
5,076
6,826
Total assets $
75,348,267
$
73,045,383
Liabilities and Stockholders’ Equity
Liabilities:

Deposits:
Non-interest bearing $
15,304,209
$
15,139,555
Interest bearing
50,885,884
49,744,790
Total deposits
66,190,093
64,884,345
Assets sold under agreements to repurchase
39,001
54,833
Other short-term borrowings
650,000
225,000
Notes payable
759,577
896,293
Other liabilities
1,460,517
1,371,846
Total liabilities
69,099,188
67,432,317
Commitments and contingencies (Refer

to Note 23)

Stockholders’ equity:

Preferred stock,
30,000,000

shares authorized;
885,726

shares issued and outstanding (2024
-
885,726
)
22,143
22,143
Common stock, $
0.01

par value;
170,000,000

shares authorized;
104,921,229

shares issued (2024 -
104,849,460
) and
65,719,385

shares outstanding (2024 -
70,141,291
)
1,049
1,048
Surplus
4,924,296
4,908,693
Retained earnings
5,206,497
4,570,957
Treasury stock - at cost,
39,201,844

shares (2024 -
34,708,169
)

(2,722,819)
(2,228,535)
Accumulated other comprehensive loss, net

of tax

(1,182,087)
(1,661,240)
Total stockholders’ equity

6,249,079
5,613,066
Total liabilities and stockholders’ equity $
75,348,267
$
73,045,383
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF OPERATIONS
Years ended December 31,
(In thousands, except per share information) 2025 2024 2023
Interest income:
Loans $
2,763,118
$
2,626,058
$
2,331,654
Money market investments
254,786
352,195
366,625
Investment securities
765,105
695,010
547,028
Total interest income
3,783,009
3,673,263
3,245,307
Interest expense:
Deposits
1,177,896
1,336,121
1,050,024
Short-term borrowings
15,818
4,676
7,329
Long-term debt
48,092
50,178
56,430
Total interest expense
1,241,806
1,390,975
1,113,783
Net interest income
2,541,203
2,282,288
2,131,524
Provision for credit losses

260,163
256,942
208,609
Net interest income after provision for credit losses

2,281,040
2,025,346
1,922,915
Service charges on deposit accounts
155,868
151,343
147,476
Other service fees
402,911
389,233
374,440
Mortgage banking activities (Refer to Note 9)
14,956
19,059
21,497
Net gain (loss), including impairment on equity securities
1,596
(1,583)
3,482
Net gain on trading account debt securities
1,908
1,445
1,382
Net gain (loss) on sale of loans, including

valuation adjustments on loans
held-for-sale
-
440
(115)
Adjustments to indemnity reserves on loans sold
(174)
1,266
2,319
Other operating income
80,954
97,706
100,243
Total non-interest income
658,019
658,909
650,724
Operating expenses:
Personnel costs
905,214
820,451
778,045
Net occupancy expenses
110,213
111,430
111,586
Equipment expenses
22,110
33,424
37,057
Other taxes
72,939
66,046
55,926
Professional fees
110,098
125,822
161,142
Technology and software expenses
341,605
329,061
290,615
Processing and transactional services
152,386
142,677
138,070
Communications
19,270
18,899
16,664
Business promotion
107,283
101,930
94,926
FDIC deposit insurance
24,369
54,626
105,985
Other real estate owned (OREO) income
(13,393)
(18,124)
(15,375)
Other operating expenses
65,422
98,457
97,279
Amortization of intangibles
1,750
2,938
3,180
Goodwill impairment charge
13,000
-
23,000
Total operating expenses
1,932,266
1,887,637
1,898,100
Income before income tax
1,006,793
796,618
675,539
Income tax expense
173,634
182,406
134,197
Net Income $
833,159
$
614,212
$
541,342
Net Income Applicable to Common Stock $
831,747
$
612,800
$
539,930
Net Income per Common Share – Basic $
12.31
$
8.56
$
7.53
Net Income per Common Share – Diluted $
12.30
$
8.56
$
7.52
The accompanying notes are an integral part of

these consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
Years ended December 31,

(In thousands) 2025 2024 2023
Net income $
833,159
$
614,212
$
541,342
Other comprehensive income before tax:
Foreign currency translation adjustment
(13,917)
(6,837)
(7,793)
Adjustment of pension and postretirement

benefit plans
(3,431)
22,652
23,052
Amortization of net losses
9,090
14,471
19,253
Unrealized net holding gains (losses) on debt

securities arising during the period

402,862
101,442
391,633
Amortization of unrealized losses of debt

securities transfer from available-for-sale

to
held-to-maturity

186,381
179,563
172,883
Unrealized net gains (losses) on cash flow

hedges
-
-
(30)
Reclassification adjustment for net (gains)

losses included in net income
-
-
(41)
Other comprehensive income before tax
580,985
311,291
598,957
Income tax (expense) benefit
(101,832)
(77,000)
30,440
Total other comprehensive income, net of tax
479,153
234,291
629,397
Comprehensive income, net of tax $
1,312,312
$
848,503
$
1,170,739
Tax effect allocated to each component of other comprehensive income (loss):
Years ended December 31,

(In thousands) 2025 2024 2023
Adjustment of pension and postretirement

benefit plans
$
1,287
$
(8,495)
$
(8,644)
Amortization of net losses
(3,409)
(5,427)
(7,219)
Unrealized net holding (losses) gains on debt

securities arising during the period

(62,435)
(27,165)
80,854
Amortization of unrealized losses of debt

securities transferred from available-for-sale

to
held-to-maturity

(37,275)
(35,913)
(34,577)
Unrealized net gains on cash flow hedges
-
-
11
Reclassification adjustment for net (gains)

losses included in net income
-
-
15
Income tax (expense) benefit $
(101,832)
$
(77,000)
$
30,440
The accompanying notes are an integral

part of these consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
Accumulated

other
Common

Preferred Retained Treasury comprehensive
(In thousands) stock stock Surplus earnings stock loss Total
Balance at December 31, 2022 $
1,047
$
22,143
$
4,790,993
$
3,834,348
$
(2,030,178)
$
(2,524,928)
$
4,093,425
Cumulative effect of accounting change
28,752
28,752
Net income
541,342
541,342
Issuance of stock
1
6,310
6,311
Dividends declared:
Common stock
[1]
(163,664)
(163,664)
Preferred stock
(1,412)
(1,412)
Common stock purchases

-
(4,550)
(4,550)
Stock based compensation
1,581
15,771
17,352
Other comprehensive income, net of tax
629,397
629,397
Transfer to statutory reserve
44,515
(44,515)
-
Balance at December 31, 2023 $
1,048
$
22,143
$
4,843,399
$
4,194,851
$
(2,018,957)
$
(1,895,531)
$
5,146,953
Net income
614,212
614,212
Issuance of stock
6,860
6,860
Dividends declared:
Common stock
[1]
(183,854)
(183,854)
Preferred stock
(1,412)
(1,412)
Common stock purchases
[2]
(224,626)
(224,626)
Stock based compensation
5,594
15,048
20,642
Other comprehensive income, net of tax
234,291
234,291
Transfer to statutory reserve
52,840
(52,840)
-
Balance at December 31, 2024 $
1,048
$
22,143
$
4,908,693
$
4,570,957
$
(2,228,535)
$
(1,661,240)
$
5,613,066
Net income
833,159
833,159
Issuance of stock
1
7,118
7,119
Dividends declared:
Common stock
[1]
(196,207)
(196,207)
Preferred stock
(1,412)
(1,412)
Common stock purchases

[3]
(510,639)
(510,639)
Stock based compensation
8,485
16,355
24,840
Other comprehensive income, net of tax
479,153
479,153
Balance at December 31, 2025 $
1,049
$
22,143
$
4,924,296
$
5,206,497
$
(2,722,819)
$
(1,182,087)
$
6,249,079
[1]
Dividends declared per common share during the year ended

December 31, 2025 - $
2.90

(2024 - $
2.56
; 2023 - $
2.27
).
[2]
Includes common

stock

repurchases

of $
217.3

million

as

part of

the 2024

common

stock

repurchase

program.

Refer to

Note

19

for additional
information.
[3]
Includes common stock repurchases of $
501.5

million as part of the 2024 and 2025 common stock

repurchase program previously announced by
the Corporation. Refer to Note 19 for additional information.
Years ended December

31,
Disclosure of changes in number of shares: 2025 2024 2023
Preferred Stock:
Balance at beginning and end of year
885,726
885,726
885,726
Common Stock:
Balance at beginning of year
104,849,460
104,767,348
104,657,522
Issuance of stock
71,769
82,112
109,826
Balance at end of year
104,921,229
104,849,460
104,767,348
Treasury stock
(39,201,844)
(34,708,169)
(32,613,727)
Common Stock – Outstanding
65,719,385
70,141,291
72,153,621
The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
Years ended December

31,
(In thousands) 2025 2024 2023
Cash flows from operating activities:
Net income $
833,159
$
614,212
$
541,342
Adjustments to reconcile net income to net cash provided

by operating activities:
Provision for credit losses
260,163
256,942
208,609
Goodwill impairment charge
13,000
-
23,000
Amortization of intangibles
1,750
2,938
3,180
Depreciation and amortization of premises and equipment
53,230
57,078
58,507
Net accretion of discounts and amortization of premiums and

deferred fees

(256,758)
(252,413)
(45,249)
Interest capitalized on loans subject to the temporary

payment moratorium or loss mitigation
alternatives
(5,360)
(7,109)
(9,868)
Share-based compensation
26,937
19,676
16,773
Fair value adjustments on mortgage servicing rights
12,881
11,370
12,339
Adjustments to indemnity reserves on loans sold
174
(1,266)
(2,319)
Earnings from investments under the equity method, net

of dividends or distributions
(25,886)
(23,541)
(27,450)
Deferred income tax expense (benefit)
6,382
23,711
(43,139)
(Gain) loss on:
Disposition of premises and equipment and other productive

assets
(187)
(7,558)
(12,756)
Proceeds from insurance claims
-
-
(145)
Sale of loans, including valuation adjustments on loans

held-for-sale and mortgage banking
activities
(608)
(758)
203
Sale of equity method investment

(1,226)
-
(152)
Sale of stock in equity method investee
-
(551)
-
Sale of foreclosed assets, including write-downs
(11,890)
(17,953)
(22,665)
Acquisitions of loans held-for-sale
(8,688)
(6,886)
(7,639)
Proceeds from sale of loans held-for-sale
35,968
47,809
44,734
Net originations on loans held-for-sale
(34,214)
(49,579)
(68,310)
Net decrease (increase) in:
Trading debt securities
10,512
13,898
33,500
Equity securities
(5,186)
(6,847)
(11,341)
Accrued income receivable

(37,401)
216
(23,238)
Other assets
54,935
30,043
24,200
Net increase (decrease) in:
Interest payable
5,517
1,622
19,814
Pension and other postretirement benefits obligation
4,461
8,463
16,092
Other liabilities
(53,218)
(38,795)
(41,410)
Total adjustments
45,288
60,510
145,270
Net cash provided by operating activities
878,447
674,722
686,612
Cash flows from investing activities:

Net decrease (increase) in money market investments
1,754,908
620,578
(1,383,821)
Purchases of investment securities:
Available-for-sale
(36,751,680)
(34,339,865)
(16,707,264)
Held-to-maturity
-
-
(8,615)
Equity
(60,163)
(27,216)
(18,477)
Proceeds from calls, paydowns, maturities and redemptions

of investment securities:
Available-for-sale
35,211,557
33,789,182
18,215,910
Held-to-maturity
607,310
659,543
458,806
Proceeds from sale of investment securities:
Equity
45,167
19,623
31,946
Net disbursements on loans
(1,792,913)
(1,636,569)
(2,475,837)
Proceeds from sale of loans
66,982
42,287
135,231
Acquisition of loan portfolios
(733,410)
(668,215)
(770,493)
Return of capital from equity method investments
3
279
249
Payments to acquire equity method investments
(687)
(1,250)
(1,500)
Proceeds from sale of equity method investment
1,226
-
152
Proceeds from sale of stock in equity method investee
-
4,489
-

Acquisition of premises and equipment
(197,460)
(213,412)
(208,044)
Proceeds from insurance claims
-
-
145
Proceeds from sale of:
Premises and equipment and other productive assets
659
8,890
8,658
Foreclosed assets
89,056
109,182
109,547
Net cash used in investing activities
(1,759,445)
(1,632,474)
(2,613,407)
Cash flows from financing activities:

Net increase (decrease) in:
Deposits
1,300,698
1,261,053
2,365,451
Assets sold under agreements to repurchase

(15,832)
(36,551)
(57,225)
Other short-term borrowings
425,000
225,000
(365,000)
Payments of notes payable
(144,214)
(91,943)
(343,261)
Principal payments of finance leases
(3,933)
(3,977)
(5,360)
Proceeds from issuances of notes payable
6,112
-
441,705
Proceeds from issuances of common stock
7,118
6,860
6,311
Dividends paid
(197,568)
(180,461)
(159,860)
Net payments for repurchase of common stock
(504,721)
(213,922)
(461)
Payments related to tax withholding for share-based compensation
(8,079)
(6,476)
(4,089)
Net cash provided by (used in) financing activities
864,581
959,583
1,878,211
Net (decrease) increase

in cash and due from banks, and restricted cash
(16,417)
1,831
(48,584)
Cash and due from banks, and restricted cash at beginning

of period
429,406
427,575
476,159
Cash and due from banks, and restricted cash at end of period $
412,989
$
429,406
$
427,575
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations 118
Note 2 - Summary of Significant Accounting Policies 119
Note 3 - New Accounting Pronouncements 129
Note 4 - Restrictions on Cash and Due from Banks and Certain Securities 135
Note 5 - Debt Securities Available-For-Sale 136
Note 6 - Debt Securities Held-to-Maturity 139
Note 7 - Loans 142
Note 8 - Allowance for Credit Losses – Loans Held-In-Portfolio 150
Note 9 - Mortgage Banking Activities 186
Note 10 -
Transfers of Financial Assets and Mortgage

Servicing Assets
187
Note 11 - Premises and Equipment 190
Note 12 - Other Real Estate Owned 191
Note 13 - Other Assets 192
Note 14 -
Goodwill and Other Intangible Assets

194
Note 15 - Deposits 196
Note 16 - Borrowings 197
Note 17 - Trust Preferred Securities 200
Note 18 - Other Liabilities 201
Note 19 - Stockholders’ Equity 202
Note 20 - Regulatory Capital Requirements 203
Note 21 -
Other Comprehensive Income (Loss)

206
Note 22 - Guarantees 208
Note 23 - Commitments and Contingencies 210
Note 24-
Non-consolidated Variable Interest

Entities
213
Note 25 - Derivative Instruments and Hedging Activities 215
Note 26 - Related Party Transactions 218
Note 27 - Fair Value Measurement 219
Note 28 - Fair Value of Financial Instruments 227
Note 29 - Employee Benefits 230
Note 30 - Net Income per Common Share 238
Note 31 - Revenue from Contracts with Customers 239
Note 32 - Leases 241
Note 33 - Stock-Based Compensation 243
Note 34 - Income Taxes 246
Note 35 -
Supplemental Disclosure on the Consolidated Statements of Cash

Flows
251
Note 36 - Segment Reporting 252
Note 37 -
Popular, Inc. (Holding company only)

Financial Information
257

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

services, as

well as

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

2025 and 2024.

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

their

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

loans.
Refer to Note

7
and Note 8

to the Consolidated

Financial Statements for

additional information with

respect to loans

acquired with
deteriorated credit quality and the corresponding allowance

for credit losses.
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

At

December

31,

2025,
management

applied

probability

weights

to

the

outcome

of

the

selected

macroeconomic

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

The

Corporation

developed

loan

level

quantitative

models

distributed

by

geography

and

loan

type.

This

segmentation

was
determined

by

evaluating

their

risk

characteristics,

which

include

default

patterns,

source

of

repayment,

type

of

collateral,

and
lending channels,

amongst others. The

modeling framework

includes internally

developed quantitative models

to generate

lifetime
defaults

and

prepayments,

and

other

loan

level

modeling

techniques

to

estimate

loss

severity.

Recoveries

on

future

losses

are
contemplated

as

part

of

the

loss

severity

modeling.

These

parameters

are

estimated

by

combining

internal

risk

factors

with
macroeconomic expectations.

In order

to

generate the

expected credit

losses, the

output of

these models

is combined

with loan
level repayment information. The internal risk factors contemplated within the models may include borrowers’ credit scores, loan-to-
value, delinquency status, risk ratings, interest rate, loan term, loan age and type of collateral, amongst

others.

The ACL also

includes a qualitative

adjustment framework that

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
years ended December 31, 2025, 2024, and 2023.
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

Revenues from contracts with customers
Refer

to

Note

31

for

a

detailed

description

of

the

Corporation’s

policies

on

the

recognition

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
ASC Topic 740.
January 1, 2025
The Corporation adopted ASU

2023-09
for

it's

Consolidated

Financial
Statements

in

this

Form

10-K

as

of
December

31,

2025.

The

adoption

of
this

standard

resulted

in

the
prospective

inclusion

of

certain

new
categories

in

the

effective

income

tax
rate

and

income

tax

expense

tabular
disclosures, as well as the disclosure of
income taxes

paid. Refer

to Note

34 –
Income

taxes

for

the

additional
disclosures included.

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

Accounting Standards Updates Not Yet Adopted
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2025-12,
Codification Improvements
The

FASB

issued

ASU

2025-12

in
December

2025

which

clarify

and

correct
errors within

the ASC.

The update

includes
targeted

refinements

across multiple

topics
and

it

is not

expected to

have a

significant
effect on current accounting practices.

January 1, 2027
The Corporation

is currently

evaluating
any

impact

that

the

adoption

of

this
guidance

will

have

on

its

financial
statements

and

presentation

and
disclosures.
FASB ASU 2025-11,
Interim Reporting (Topic
270) - Narrow-Scope
Improvements
The

FASB

issued

ASU

2025-11

in
December 2025, to clarify interim disclosure
requirements

under

ASC

Topic

270.

The
update

provides

a

comprehensive

list

of
interim

disclosures

that

are

required

within
interim

financial

statements

and

introduces
a principles-based requirement to disclose
events since the last annual period that may
have a material impact.
January 1, 2028
The Corporation

is currently

evaluating
any

impact

that

the

adoption

of

this
guidance

will

have

on

its

financial
statements

and

presentation

and
disclosures.
FASB ASU 2025-10,
Government Grants (Topic
832) - Accounting for
Government Grants
Received by Business
Entities
The

FASB

issued

ASU

2025-10

in
December

2025,

which

establishes

the
accounting

for

government

grants

received
by

a

business

entity.

The

update
establishes

recognition,

measurement,

and
disclosure

requirements

for

government
grants.

It

allows

asset

related

grants to

be
recognized either

as deferred

income or

as
an adjustment

to the

cost basis

of an

asset
and

income-related

grants

as

deferred
income.
January 1, 2029
The Corporation

is currently

evaluating
any

impact

that

the

adoption

of

this
guidance

will

have

on

its

financial
statements

and

presentation

and
disclosures.
FASB ASU 2025-09,
Derivatives and Hedging
(Topic 815) - Hedge
Accounting Improvements
The

FASB

issued

ASU

2025-09

in
November 2025, which aims to improve and
broaden

hedge

accounting

under

ASC
Topic

815

by

allowing

entities

to

group
forecasted

transaction

with

similar

risk
exposures,

provides

a

model

for

hedging
choose-your

rate

debt

,

expands

hedge
accounting

for

forecasted

purchases

and
sales of non

financial assets, eliminates net
written

option

limitations

for

certain
compound

derivatives,

and

resolves
recognition

mismatches

in

dual

hedging
strategies

involving
foreign
‑
currency
‑
denominated debt.
January 1, 2027
The Corporation

is currently

evaluating
any

impact

that

the

adoption

of

this
guidance

will

have

on

its

financial
statements

and

presentation

and
disclosures.

Accounting Standards Updates Not Yet Adopted
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2025-08,
Financial Instruments -
Credit Losses (Topic 326)
-

Purchased Loans
The

FASB

issued

ASU

2025-08

in
November 2025, which aims

to simplify and
reduce the

complexity of

the accounting

for
purchased loans under ASC Topic

326. The
update

expands

the

population

of

loans
subject to

the gross-up

approach to

include
purchased

seasoned

loans,

regardless
whether they had credit deterioration.

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

underlying
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
standard as it will not

elect the practical
expedient.

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

service conditions. It

also
confirms

that

the

variable

consideration
constraint

in

ASC

606

does

not

apply

to
such awards.
January 1, 2027
The Corporation

does not

expect to

be
impacted

by

the

adoption

of

this

ASU
since

it

does

not

grant

share-based
payment awards to customers.
FASB ASU 2025-03,
Business Combinations
(Topic 805) and
Consolidation (Topic 810)
- Determining the
Accounting Acquirer in the
Acquisition of a Variable
Interest Entity
The

FASB

issued

ASU

2025-03

in

May
2025 which

requires that

an entity

consider
the

factors

in

paragraphs

805-10-55-12
through

55-15

when

it

is

involved

in

an
acquisition transaction

effected primarily

by
exchanging

equity

interests when

the

legal
acquiree is

a variable

interest entity

("VIE")
that

meets

the

definition

of

a

business

to
determine

which

entity

is

the

accounting
acquirer.

This

replaces

the

previous
requirement

that

the

primary

beneficiary
always is the acquirer.
January 1, 2027
The Corporation

is currently

evaluating
any

impact

that

the

adoption

of

this
guidance

will

have

on

its

financial
statements

and

presentation

and
disclosures.
FASB ASU 2024-04, Debt
- Debt with Conversion
and Other Options
(Subtopic 470- 20) -
Induced Conversions of
Convertible Debt
Instruments
The

FASB

issued

ASU

2024-04

in
November

2024,

which

clarifies

the
requirements

for

determining

whether
certain

settlements

of

convertible

debt
instruments should

be accounted

for as

an
induced

conversion.

Also

it

makes
additional

clarifications

to

assist
stakeholders in

applying the

guidance. The
ASU

clarifies

that

the

incorporation,
elimination,

or

modification

of

a

volume-
weighted

average

price

("VWAP")

formula
does

not

automatically

cause

a

settlement
to

be

accounted

for

as

an

extinguishment
and

that

the

induced

conversion

guidance
applies to a convertible

debt instrument that
is not currently

convertible as long as

it had
a substantive

conversion feature

as of

both
its

issuance

date

and

the

date

the
inducement offer is accepted.
January 1, 2026
The Corporation

does not

expect to

be

impacted

by

the

adoption

of

this

ASU
since it does not hold convertible debt.
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

Accounting Standards Updates Not Yet Adopted
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2023-06,
Disclosure Improvements -
Codification Amendments
in Response to the SEC’s

Disclosure Update and
Simplification Initiative
The FASB

issued ASU

2023-06 in

October
2023

which

modifies

the

disclosure

or
presentation

requirements

of

various
subtopics

in

the

Codification

with

the
purpose

of

aligning

U.S.

GAAP
requirements

with

those

of

the

SEC

under
Regulation S-X and S-K.

The date on which
the SEC removes
related disclosure
requirements. If by
June 30, 2027 the
SEC has not
removed the
applicable
requirements, the
standard will not
become

effective.
The Corporation

does not

expect to

be
impacted

by

the

adoption

of

this

ASU
since

it

is

subject

to

SEC's

current
disclosure

and

presentation
requirements under Regulation S-X and
S-K.

Note 4 - Restrictions on cash and due

from banks and certain securities
BPPR is

required by

regulatory agencies

to maintain

average reserve

balances with

the Federal

Reserve Bank

of New

York

(the
“Fed”) or other banks. Required average

reserve balances in BPPR amounted to

$
2.7

billion at December 31, 2025 (December 31,
2024 -

$
2.6

billion). Cash

and due

from banks,

as well

as other

highly liquid

securities, are

used to

cover these

required average
reserve balances.

At

December

31,

2025,

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
The

following

tables

present

the

amortized

cost,

gross

unrealized

gains

and

losses,

fair

value,

weighted

average

yield

and
contractual maturities of debt securities available-for-sale at December 31, 2025 and December 31,

2024.

At December 31, 2025
Gross Gross Weighted
Amortized unrealized unrealized
Fair

average
(In thousands) cost
gains

losses value yield
U.S. Treasury securities
Within 1 year $
10,154,698
$
4,716
$
1,528
$
10,157,886
3.44
%
After 1 to 5 years
5,555,079
29,795
19,306
5,565,568
3.70
Total U.S. Treasury

securities
15,709,777
34,511
20,834
15,723,454
3.53
Collateralized mortgage obligations - federal agencies
Within 1 year
152
-
1
151
1.97
After 1 to 5 years
4,879
-
88
4,791
1.49
After 5 to 10 years
11,524
-
482
11,042
2.45
After 10 years
90,018
180
5,941
84,257
2.92
Total collateralized

mortgage obligations - federal agencies
106,573
180
6,512
100,241
2.80
Mortgage-backed securities - federal agencies
Within 1 year
963
1
9
955
2.08
After 1 to 5 years
65,843
11
1,530
64,324
2.35
After 5 to 10 years
1,030,661
256
67,116
963,801
1.85
After 10 years
4,527,032
881
806,466
3,721,447
1.75
Total mortgage-backed

securities - federal agencies
5,624,499
1,149
875,121
4,750,527
1.78
Other
Within 1 year
750
-
-
750
4.43
Total other

750
-
-
750
4.43
Total debt securities

available-for-sale
[1] $
21,441,599
$
35,840
$
902,467
$
20,574,972
3.07
%
[1]

Includes $
14.3

billion pledged to secure government and trust

deposits, credit facilities and loan servicing agreements that the secured parties
are not permitted to sell or repledge the collateral, of which

$
13.2

billion serve as collateral for public funds.

The Corporation had unpledged
Available for Sale securities with a fair value of

$
6.3

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
The following table presents the

aggregate amortized cost and fair value of

debt securities available-for-sale at December 31, 2025
by contractual maturity.

(In thousands)
Amortized cost

Fair value
Within 1 year $
10,156,563
$
10,159,742
After 1 to 5 years
5,625,801
5,634,683
After 5 to 10 years
1,042,185
974,843
After 10 years
4,617,050
3,805,704
Total debt securities

available-for-sale
$
21,441,599
$
20,574,972
At December 31, 2025,

the Corporation did not intend

to sell or believed

it was more likely than

not that it would be

required to sell
debt

securities

classified

as

available-for-sale.

There

were
no

debt

securities

available-for-sale

sold

during

the

years

ended
December 31, 2025, December 31, 2024 and December

31, 2023.

The

following

tables

present

the

Corporation’s

fair

value

and

gross

unrealized

losses

of

debt

securities

available-for-sale,
aggregated by investment category

and length of time

that individual securities have been

in a continuous unrealized loss

position,
at December 31, 2025 and 2024.

At December 31, 2025
Less than 12 months 12 months or more Total
Gross Gross Gross
Fair

unrealized
Fair

unrealized
Fair

unrealized
(In thousands)
value

losses
value

losses
value

losses
U.S. Treasury securities $
992,083
$
82
$
943,699
$
20,752
$
1,935,782
$
20,834
Collateralized mortgage obligations - federal agencies

1,481
3
83,266
6,509
84,747
6,512
Mortgage-backed securities -federal agencies
222,333
9,975
4,469,097
865,146
4,691,430
875,121
Total debt securities

available-for-sale in an unrealized loss position

$
1,215,897
$
10,060
$
5,496,062
$
892,407
$
6,711,959
$
902,467

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

$
2,385,549
$
27,848
$
8,771,666
$
1,246,136
$
11,157,215
$
1,273,984
As of December 31, 2025, the portfolio of available-for-sale debt securities reflects gross unrealized losses of $
0.9

billion (December
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

Note 6 –Debt securities held-to-maturity
The following tables present the amortized cost, allowance for credit losses,

gross unrealized gains and losses, fair value, weighted
average yield and contractual maturities of debt securities

held-to-maturity at December 31, 2025 and

2024.

At December 31, 2025
Allowance
Carrying
Value

Gross

Gross

Weighted
Amortized

Book
[1]
for Credit
Net of

unrealized unrealized
Fair

average
(In thousands) cost Value Losses Allowance
gains

losses value yield
U.S. Treasury securities

Within 1 year $
2,558,293
$
2,519,071
$
-
$
2,519,071
$
5,224
$
110
$
2,524,185
1.31
%
After 1 to 5 years
5,003,219
4,749,896
-
4,749,896
35,910
-
4,785,806
1.27
Total U.S. Treasury

securities
7,561,512
7,268,967
-
7,268,967
41,134
110
7,309,991
1.28
Obligations of Puerto Rico, States and
political subdivisions
Within 1 year
2,605
2,605
5
2,600
4
-
2,604
6.43
After 1 to 5 years
12,508
12,508
39
12,469
24
87
12,406
3.49
After 5 to 10 years
450
450
15
435
15
-
450
5.81
After 10 years
35,544
35,544
5,753
29,791
2,908
1,829
30,870
1.43
Total obligations of

Puerto Rico, States and
political subdivisions
51,107
51,107
5,812
45,295
2,951
1,916
46,330
2.22
Collateralized mortgage obligations - federal
agencies
After 10 years
1,495
1,495
-
1,495
-
189
1,306
2.87
Total collateralized

mortgage obligations -
federal agencies
1,495
1,495
-
1,495
-
189
1,306
2.87
Securities in wholly owned statutory business
trusts
After 5 to 10 years
5,960
5,960
-
5,960
-
-
5,960
6.33
Total securities

in wholly owned statutory
business trusts
5,960
5,960
-
5,960
-
-
5,960
6.33
Total debt securities

held-to-maturity [2]
$
7,620,074
$
7,327,529
$
5,812
$
7,321,717
$
44,085
$
2,215
$
7,363,587
1.29
%
[1]
Book value includes $
293

million of unrealized loss which remains in Accumulated

other comprehensive (loss) income (AOCI) related

to certain
securities previously transferred from available-for-sale securities portfolio to the held-to-maturity securities portfolio.
[2]
Includes $
7.3

billion pledged to secure public and trust deposits that

the secured parties are not permitted to sell or repledge

the collateral.

The
Corporation had unpledged held-to-maturities securities with a fair value of $
98.8

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

31, 2025
by contractual maturity.

(In thousands)
Amortized cost

Book Value Fair value
Within 1 year $
2,560,898
$
2,521,676
$
2,526,789
After 1 to 5 years
5,015,727
4,762,404
4,798,212
After 5 to 10 years
6,410
6,410
6,410
After 10 years
37,039
37,039
32,176
Total debt securities

held-to-maturity
$
7,620,074
$
7,327,529
$
7,363,587
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

At December 31, 2025 and December 31, 2024, the “Obligations

of Puerto Rico, States and political subdivisions” classified as held-
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

an

amortized

cost

of

$
8.7

million

of

general

and

special

obligation

bonds

issued

by

three
municipalities

of

Puerto

Rico,

of

which

$
7.9

million

have

a

“Pass”

rating,

that

are

payable

primarily

from

certain

property

taxes
imposed by the issuing municipality (compared to $
13

million and $
11.1

million, respectively, at December 31, 2024).
At December

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
The

Corporation

assesses

the

credit

risk

associated

with

these

HFA

securities

by

evaluating

the

refreshed

FICO

scores

of

a
representative sample

of the

underlying borrowers.

As of

December 31,

2025, the

average refreshed

FICO score

for the

sample,
comprised

of
77
%

of

the

nominal

value

of

the

securities,

used

for

the

loss

estimate

was

of
698

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

At December

31, 2025,

the portfolio

of “Obligations

of Puerto

Rico, States

and political

subdivisions” also

included $
6.8

million in
securities issued

by the

HFA

for which

the underlying

source of

payment is

U.S. Treasury

securities (December

31, 2024

- $
6.9
million).

The Corporation

applies a

zero-credit loss

assumption for

these securities,

and no

ACL

has

been

established for

these
securities given that U.S. Treasury securities carry an explicit guarantee from the U.S. Government, are highly rated by major rating
agencies, and have a long history of no credit

losses.

Delinquency status
At December 31, 2025 and December 31, 2024,

there were
no

securities held-to-maturity in past due or non-performing

status.
Allowance for credit losses on debt securities held-to-maturity
The

allowance

for

credit

losses

related

to

the

Obligations

of

Puerto

Rico

and

the

States

and

Political

subdivisions

securities

at
December 31, 2025 was $
5.8

million (December 31, 2024 - $
5.3

million).

Note 7 – Loans
For a summary of the

accounting policies related to loans, interest recognition

and allowance for credit losses refer to

Note 2 to the
Consolidated Financial Statements.
The following table presents the Corporation's loan

purchases (including repurchases) for the years ended December 31,

2025 and
2024 by class of loans:

For the years ended December 31,

(In thousands)
2025 2024
Commercial $
250,032
$
296,201
Mortgage
491,832
378,573
Ending balance $
741,864
$
674,774
The following table presents the Corporation’s whole-loan

sales for the years ended December 31, 2025

and 2024 by class of loans:

For the years ended December 31,

(In thousands)
2025 2024
Commercial $
47,347
$
25,155
Construction
9,338
16,656
Mortgage
35,454
44,680
Ending balance $
92,139
$
86,491
Delinquency status
The following tables present the

amortized cost basis of loans

held-in-portfolio (“HIP”), net of unearned

income, by past due status,
and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at
December 31, 2025 and 2024.

December 31, 2025
BPPR
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual
Accruing

(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
6,579
$
155
$
112
$
6,846
$
296,502
$
303,348
$
112
$
-
Commercial real estate:
Non-owner occupied
2,457
299
35,692
38,448
3,356,682
3,395,130
35,692
-
Owner occupied
2,760
681
24,567
28,008
1,168,585
1,196,593
24,567
-
Commercial and industrial
8,864
3,760
187,222
199,846
5,770,227
5,970,073
183,914
3,308
Construction
17,283
-
-
17,283
340,258
357,541
-
-
Mortgage
261,145
133,124
329,613
723,882
6,624,085
7,347,967
132,373
197,240
Leasing
23,748
4,640
9,179
37,567
1,963,798
2,001,365
9,179
-
Consumer:
Credit cards
13,700
10,617
27,529
51,846
1,204,885
1,256,731
-
27,529
Home equity lines of credit
-
-
-
-
1,908
1,908
-
-
Personal
19,608
11,894
19,082
50,584
1,785,818
1,836,402
18,863
219
Auto
109,103
25,495
52,200
186,798
3,633,014
3,819,812
52,200
-
Other
927
2,688
2,285
5,900
165,858
171,758
1,809
476
Total $
466,174
$
193,353
$
687,481
$
1,347,008
$
26,311,620
$
27,658,628
$
458,709
$
228,772

December 31, 2025
Popular U.S.
Past due Past due 90 days or more
30-59 60-89 90 days
Total

Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
9,500
$
-
$
8,636
$
18,136
$
2,134,306
$
2,152,442
$
8,636
$
-
Commercial real estate:
Non-owner occupied
-
1,600
7,020
8,620
2,139,534
2,148,154
7,020
-
Owner occupied
-
-
-
-
1,956,487
1,956,487
-
-
Commercial and industrial
7,608
928
6,686
15,222
2,622,117
2,637,339
6,498
188
Construction
-
-
-
-
1,317,358
1,317,358
-
-
Mortgage
15,596
6,400
13,422
35,418
1,266,055
1,301,473
13,422
-
Consumer:
Credit cards
-
-
-
-
(14)
(14)
-
-
Home equity lines of
credit
1,282
82
2,796
4,160
72,624
76,784
2,796
-
Personal
983
832
1,233
3,048
66,778
69,826
1,233
-
Other
-
-
29
29
9,012
9,041
29
-
Total $
34,969
$
9,842
$
39,822
$
84,633
$
11,584,257
$
11,668,890
$
39,634
$
188

December 31, 2025
Popular, Inc.
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP
[2] [3]
loans loans
Commercial multi-family $
16,079
$
155
$
8,748
$
24,982
$
2,430,808
$
2,455,790
$
8,748
$
-
Commercial real estate:
Non-owner occupied
2,457
1,899
42,712
47,068
5,496,216
5,543,284
42,712
-
Owner occupied
2,760
681
24,567
28,008
3,125,072
3,153,080
24,567
-
Commercial and industrial
16,472
4,688
193,908
215,068
8,392,344
8,607,412
190,412
3,496
Construction
17,283
-
-
17,283
1,657,616
1,674,899
-
-
Mortgage
[1]
276,741
139,524
343,035
759,300
7,890,140
8,649,440
145,795
197,240
Leasing
23,748
4,640
9,179
37,567
1,963,798
2,001,365
9,179
-
Consumer:
Credit cards
13,700
10,617
27,529
51,846
1,204,871
1,256,717
-
27,529
Home equity lines of credit
1,282
82
2,796
4,160
74,532
78,692
2,796
-
Personal
20,591
12,726
20,315
53,632
1,852,596
1,906,228
20,096
219
Auto
109,103
25,495
52,200
186,798
3,633,014
3,819,812
52,200
-
Other
927
2,688
2,314
5,929
174,870
180,799
1,838
476
Total $
501,143
$
203,195
$
727,303
$
1,431,641
$
37,895,877
$
39,327,518
$
498,343
$
228,960
[1]
At December 31, 2025, mortgage loans held-in-portfolio

include $
3.2

billion of loans that carry certain guarantees from

the FHA or the VA, for
which the Corporation’s policy is to exclude them

from non-performing status, of which $
197

million are 90 days or more past due. The portfolio

of
guaranteed loans includes $
47

million of residential mortgage loans in Puerto Rico that

are no longer accruing interest as of December 31,

2025.
The Corporation has $
27

million in reverse mortgage loans in Puerto Rico which

are guaranteed by FHA, but which are currently not accruing
interest at December 31, 2025.
[2] Loans held-in-portfolio are net of $
422

million in unearned income and exclude $
10

million in loans held-for-sale.
[3] Includes $
22.7

billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral,
of which $
7.5

billion were pledged at the Federal Home Loan Bank

("FHLB") as collateral for borrowings and $
15.2

billion at the Federal Reserve
Bank ("FRB") for discount window borrowings. As of December

31, 2025, the Corporation had an available borrowing

facility with the FHLB and
the discount window of FRB of $
4
.0 billion and $
12.1

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
3.8

billion and $
7
.0
billion, respectively.
The components of the net financing leases,

including finance leases within the C&I category,

receivable at December 31, 2025 and
2024 were as follows:

(In thousands) 2025 2024
Total minimum lease

payments
$
1,722,141
$
1,676,763
Estimated residual value of leased property
820,333
774,752
Deferred origination costs, net of fees
28,800
29,398
Less - Unearned financing income
408,735
403,273
Net minimum lease payments
2,162,539
2,077,640
Less - Allowance for credit losses
20,095
17,691
Net minimum lease payments, net of allowance for credit losses $
2,142,444
$
2,059,949
At December 31, 2025, future minimum lease payments

are expected to be received as follows:

(In thousands)
2026 $
169,390
2027
227,657
2028
313,503
2029
393,504
2030
448,441
2031 and thereafter
169,646
Total $
1,722,141

The following tables present the amortized cost basis

of non-accrual loans as of December 31, 2025

and December 31, 2024 by
class of loans:

December 31, 2025
BPPR Popular U.S. Popular, Inc.
(In thousands)
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Commercial multi-family $
-
$
112
$
8,137
$
499
$
8,137
$
611
Commercial real estate non-owner occupied
31,408
4,284
6,979
41
38,387
4,325
Commercial real estate owner occupied
16,576
7,991
-
-
16,576
7,991
Commercial and industrial
6,245
177,669
5,985
513
12,230
178,182
Mortgage
59,302
73,071
732
12,690
60,034
85,761
Leasing
771
8,408
-
-
771
8,408
Consumer:

HELOCs
-
-
-
2,796
-
2,796

Personal

3,314
15,549
-
1,233
3,314
16,782

Auto

2,252
49,948
-
-
2,252
49,948

Other
378
1,431
-
29
378
1,460
Total $
120,246
$
338,463
$
21,833
$
17,801
$
142,079
$
356,264

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
Loans in non-accrual status with no

allowance at December 31, 2025 include

$
142

million in collateral dependent loans (December
31,

2024

-

$
124

million).

The

Corporation recognized

$
6

million

in

interest

income

on

non-accrual

loans

during

the

year

ended
December 31, 2025 (December 31, 2024 - $
4

million).
The following tables present the amortized cost basis

of collateral-dependent loans, for which the ACL was measured based on the
fair value of the collateral less cost to sell, by

class of loans and type of collateral as of December

31, 2025 and December 31, 2024:

December 31, 2025
(In thousands) Real Estate Auto Equipment
Accounts
Receivables Other Total
BPPR
Commercial multi-family $
1,206
$
-
$
-
$
-
$
-
$
1,206
Commercial real estate:
Non-owner occupied
127,031
-
-
-
-
127,031
Owner occupied
23,014
-
-
-
-
23,014
Commercial and industrial
2,378
-
4,476
203
94
7,151
Mortgage
67,380
-
-
-
-
67,380
Leasing
-
1,925
-
-
-
1,925
Consumer:
Personal
3,402
-
-
-
-
3,402
Auto
-
16,512
-
-
-
16,512
Other
-
31
-
-
363
394
Total BPPR $
224,411
$
18,468
$
4,476
$
203
$
457
$
248,015
Popular U.S.
Commercial multi-family $
16,395
$
-
$
-
$
-
$
-
$
16,395
Commercial real estate:
Non-owner occupied
65,630
-
-
-
-
65,630
Commercial and industrial
4,187
-
-
-
1,798
5,985
Mortgage
1,398
-
-
-
-
1,398
Total Popular U.S. $
87,610
$
-
$
-
$
-
$
1,798
$
89,408
Popular, Inc.
Commercial multi-family $
17,601
$
-
$
-
$
-
$
-
$
17,601
Commercial real estate:
Non-owner occupied
192,661
-
-
-
-
192,661
Owner occupied
23,014
-
-
-
-
23,014
Commercial and industrial
6,565
-
4,476
203
1,892
13,136
Mortgage
68,778
-
-
-
-
68,778
Leasing
-
1,925
-
-
-
1,925
Consumer:
Personal
3,402
-
-
-
-
3,402
Auto
-
16,512
-
-
-
16,512
Other
-
31
-
-
363
394
Total Popular,

Inc.
$
312,021
$
18,468
$
4,476
$
203
$
2,255
$
337,423

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
internally

developed

quantitative

models

that

generate

lifetime

default

and

prepayment

estimates

as

well

as

other

loan

level
techniques to estimate

loss severity.

These models combine credit

risk factors which

include the impact

of loan modifications,

with
macroeconomic expectations to derive the lifetime

expected loss.

At

December

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

the year

ended December

31, 2025

was $
13.7

million in

additional reserves.

There were

no changes

to the

probability
weights during

the third

and fourth

quarter of

2025. The

probability weight

for the

pessimistic scenario

remains above

the levels
observed in 2024, given the ongoing economic uncertainty.
The

following

tables

present

the

changes

in

the

ACL

of

loans

held-in-portfolio

and

unfunded

commitments

for

the

year

ended
December 31, 2025 and 2024.

For the year ended December 31, 2025
BPPR
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
2,783
$
1,076
$
-
$
-
$
12
$
3,871
Commercial real estate non-owner occupied
44,852
10,870
-
(13,576)
2,003
44,149
Commercial real estate owner occupied
37,355
(5,674)
-
(363)
3,404
34,722
Commercial and industrial
130,136
40,009
-
(14,745)
8,477
163,877
Total Commercial
215,126
46,281
-
(28,684)
13,896
246,619
Construction
2,743
1,714
-
-
31
4,488
Mortgage
72,901
(12,386)
17
(1,436)
11,578
70,674
Leasing
16,419
12,987
-
(16,856)
6,070
18,620
Consumer
Credit cards
99,130
54,602
-
(75,428)
12,820
91,124
Home equity lines of credit
54
(651)
-
(25)
680
58
Personal
91,296
74,586
-
(82,979)
14,901
97,804
Auto
165,995
59,363
-
(76,284)
31,290
180,364
Other
7,002
3,717
-
(3,148)
598
8,169
Total Consumer
363,477
191,617
-
(237,864)
60,289
377,519
Total - Loans $
670,666
$
240,213
$
17
$
(284,840)
$
91,864
$
717,920
Allowance for credit losses - unfunded commitments:
Commercial $
6,725
$
(732)
$
-
$
-
$
-
$
5,993
Construction
1,663
907
-
-
-
2,570
Ending balance - unfunded commitments [1] $
8,388
$
175
$
-
$
-
$
-
$
8,563
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the year ended December 31, 2025
Popular U.S.
Provision for

Beginning credit losses Ending
(In thousands) Balance (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
6,453
$
9,485
$
(563)
$
99
$
15,474
Commercial real estate non-owner occupied
9,642
4,926
-
-
14,568
Commercial real estate owner occupied
12,473
625
(27)
658
13,729
Commercial and industrial
15,870
2,349
(2,445)
1,283
17,057
Total Commercial
44,438
17,385
(3,035)
2,040
60,828
Construction
8,521
692
-
125
9,338
Mortgage
9,508
84
-
288
9,880
Consumer
Home equity lines of credit
1,449
(1,437)
(84)
1,349
1,277
Personal
11,440
2,925
(8,140)
2,583
8,808
Other
2
838
(924)
89
5
Total Consumer
12,891
2,326
(9,148)
4,021
10,090
Total - Loans $
75,358
$
20,487
$
(12,183)
$
6,474
$
90,136
Allowance for credit losses - unfunded commitments:
Commercial $
1,662
$
(92)
$
-
$
-
$
1,570
Construction
5,409
(1,248)
-
-
4,161
Consumer
11
133
-
-
144
Ending balance - unfunded commitments [1] $
7,082
$
(1,207)
$
-
$
-
$
5,875
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the year ended December 31, 2025
Popular Inc.
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
9,236
$
10,561
$
-
$
(563)
$
111
$
19,345
Commercial real estate non-owner occupied
54,494
15,796
-
(13,576)
2,003
58,717
Commercial real estate owner occupied
49,828
(5,049)
-
(390)
4,062
48,451
Commercial and industrial
146,006
42,358
-
(17,190)
9,760
180,934
Total Commercial
259,564
63,666
-
(31,719)
15,936
307,447
Construction
11,264
2,406
-
-
156
13,826
Mortgage
82,409
(12,302)
17
(1,436)
11,866
80,554
Leasing
16,419
12,987
-
(16,856)
6,070
18,620
Consumer
Credit cards
99,130
54,602
-
(75,428)
12,820
91,124
Home equity lines of credit
1,503
(2,088)
-
(109)
2,029
1,335
Personal
102,736
77,511
-
(91,119)
17,484
106,612
Auto
165,995
59,363
-
(76,284)
31,290
180,364
Other
7,004
4,555
-
(4,072)
687
8,174
Total Consumer
376,368
193,943
-
(247,012)
64,310
387,609
Total - Loans $
746,024
$
260,700
$
17
$
(297,023)
$
98,338
$
808,056
Allowance for credit losses - unfunded commitments:
Commercial $
8,387
$
(824)
$
-
$
-
$
-
$
7,563
Construction
7,072
(341)
-
-
-
6,731
Consumer
11
133
-
-
-
144
Ending balance - unfunded commitments [1] $
15,470
$
(1,032)
$
-
$
-
$
-
$
14,438
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
have been

modified during

the year

ended December

31, 2025

amounted to

$
159

million (during

the years

ended December

31,
2024 and 2023 - $
75

million and $21 million, respectively), related to

the commercial loan portfolios.
The following tables show the amortized cost basis of the loans modified to borrowers experiencing financial difficulties at the end of the reporting period

disaggregated by class

of financing receivable and

type of concession

granted for the

years ended December
31, 2025,

2024, and 2023.

Loans modified to

borrowers experiencing financial

difficulties that

were fully paid

down, charged-off

or
foreclosed upon by period end are not reported.

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the year ended December 31, 2025
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
December 31,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2025
% of total class of
Financing
Receivable
Commercial and industrial $
2,968
0.05
% $
-
-
% $
2,968
0.03
%
Mortgage
69
-
%
-
-
%
69
-
%
Consumer:

Credit cards
547
0.04
%
-
-
%
547
0.04
%

Personal
2,919
0.16
%
-
-
%
2,919
0.15
%

Other
4
-
%
-
-
%
4
-
%
Total $
6,507
0.02
% $
-
-
% $
6,507
0.02
%
Term Extension
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
December 31,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2025
% of total class of
Financing
Receivable
CRE non-owner occupied
$
1,731
0.05
% $
58,652
2.73
% $
60,383
1.09
%
CRE owner occupied
19,606
1.64
%
-
-
%
19,606
0.62
%
Commercial and industrial
14,510
0.24
%
919
0.03
%
15,429
0.18
%
Mortgage
43,025
0.59
%
1,127
0.09
%
44,152
0.51
%
Consumer: - - -

Personal
895
0.05
%
6
0.01
%
901
0.05
%

Auto
298
0.01
%
-
-
%
298
0.01
%
Total $
80,065
0.29
% $
60,704
0.52
% $
140,769
0.36
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
December 31,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2025
% of total class of
Financing
Receivable
CRE non-owner occupied $
102
-
% $
-
-
% $
102
-
%
CRE owner occupied
29,958
2.50
%
-
-
%
29,958
0.95
%
Commercial and industrial
194,151
3.25
%
-
-
%
194,151
2.26
%
Mortgage
718
0.01
%
-
-
%
718
0.01
%
Consumer:

Credit cards
11
-
%
-
-
%
11
-
%
Total $
224,940
0.81
% $
-
-
% $
224,940
0.57
%
Combination - Term Extension

and Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at
December 31,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2025
% of total class of
Financing
Receivable
Amortized Cost
Basis at
December 31,
2025
% of total class of
Financing
Receivable
CRE non-owner occupied $
169
-
% $
-
-
% $
169
-
%
CRE owner occupied
162
0.01
%
-
-
%
162
0.01
%
Commercial and industrial
301
0.01
%
-
-
%
301
-
%
Mortgage
11,115
0.15
%
-
-
%
11,115
0.13
%
Consumer:

Personal
11,748
0.64
%
124
0.18
%
11,872
0.62
%

Auto
59
-
%
-
-
%
59
-
%
Total $
23,554
0.09
% $
124
-
% $
23,678
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
% of total class of
Financing
Receivable
Commercial and industrial $
1,270
0.02
% $
-
-
% $
1,270
0.01
%
Consumer: - -

Credit cards
9,390
0.75
%
-
-
%
9,390
0.75
%
Total $
10,660
0.04
% $
-
-
% $
10,660
0.03
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
Consumer: - -

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
-
-
%
783
0.04
%

Other
6
-
%
-
-
%
6
-
%
Total $
143,151
0.58
% $
-
-
% $
143,151
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
Consumer: -

Credit cards
814
0.07
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

For the year ended December 31, 2025
Interest rate reduction
Loan Type Financial Effect
CRE Non-owner occupied Reduced weighted-average contractual interest rate from
9.3
% to
7.5
%.
CRE Owner occupied Reduced weighted-average contractual interest rate from
10
.0% to
7.5
%.
Commercial and industrial Reduced weighted-average contractual interest rate from
23.8
% to
9.7
%.
Mortgage Reduced weighted-average contractual interest rate from
6.7
% to
5.5
%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
21.1
% to
8.6
%.
Personal Reduced weighted-average contractual interest rate from
20.6
% to
11.7
%.
Auto Reduced weighted-average contractual interest rate from
11.87
% to
11.86
%.
Other Reduced weighted-average contractual interest rate from
18
.0% to
0
.0%.
Term extension
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
2

years to the life of loans.
CRE Owner occupied Added a weighted-average of
3

years to the life of loans.
Commercial and industrial Added a weighted-average of
6

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
18.8
% to
4.5
%.
Personal
Reduced weighted-average contractual interest rate from 17.8%

to 9.3%.
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

December 31, 2025
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE non-owner occupied $
-
$
-
$
267
$
267
$
1,736
$
2,003
$
-
$
267
CRE owner occupied
1,100
274
2,722
4,096
45,630
49,726
-
2,722
Commercial and industrial
2,099
186
2,558
4,843
208,355
213,198
532
2,026
Mortgage
6,651
2,878
18,223
27,752
27,176
54,928
7,486
10,737
Consumer:

Credit cards
850
676
1,343
2,869
7,079
9,948
1,209
134

Personal
925
208
2,036
3,169
12,393
15,562
331
1,705

Auto
19
-
-
19
338
357
-
-

Other
-
-
-
-
4
4
-
-
Total $
11,644
$
4,222
$
27,149
$
43,015
$
302,711
$
345,726
$
9,558
$
17,591
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

December 31, 2025
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE non-owner occupied $
-
$
-
$
-
$
-
$
58,652
$
58,652
$
-
$
-
Commercial and industrial
-
-
-
-
919
919
-
-
Mortgage
-
-
-
-
1,127
1,127
-
-
Consumer:

Personal
-
-
-
-
130
130
-
-
Total $
-
$
-
$
-
$
-
$
60,828
$
60,828
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

December 31, 2025
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE non-owner occupied $
-
$
-
$
267
$
267
$
60,388
$
60,655
$
-
$
267
CRE owner occupied
1,100
274
2,722
4,096
45,630
49,726
-
2,722
Commercial and industrial
2,099
186
2,558
4,843
209,274
214,117
532
2,026
Mortgage
6,651
2,878
18,223
27,752
28,303
56,055
7,486
10,737
Consumer: -

Credit cards
850
676
1,343
2,869
7,079
9,948
1,209
134

Personal
925
208
2,036
3,169
12,523
15,692
331
1,705

Auto
19
-
-
19
338
357
-
-

Other
-
-
-
-
4
4
-
-
Total $
11,644
$
4,222
$
27,149
$
43,015
$
363,539
$
406,554
$
9,558
$
17,591
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

Amortized Cost Basis of Modified Financing Receivables That

Subsequently Defaulted for the Year

Ended December 31, 2025
(In thousands)
Interest Rate
Reduction Term Extension
Other-Than-
Insignificant
Payment Delays
Combination - Term
Extension and Interest
Rate Reduction
Combination - Other-
Than-Insignificant
Payment Delays and
Interest Rate
Reduction Total
CRE non-owner occupied $
-
$
-
$
435
$
-
$
-
$
435
CRE owner occupied
-
-
179
-
-
179
Commercial and industrial
151
68
200
-
416
835
Mortgage
-
16,739
429
1,998
-
19,166
Consumer:

Credit cards
322
-
-
-
1,725
2,047

Personal
131
45
-
323
-
499
Total $
604
$
16,852
$
1,243
$
2,321
$
2,141
$
23,161

Amortized Cost Basis of Modified Financing Receivables That

Subsequently Defaulted During the Year

Ended December 31, 2024
(In thousands)
Interest Rate
Reduction Term Extension
Other-Than-
Insignificant
Payment Delays
Combination - Term
Extension and Interest
Rate Reduction
Combination - Other-
Than-Insignificant
Payment Delays and
Interest Rate
Reduction Total
CRE owner occupied $
-
$
319
$
89
$
-
$
-
$
408
Commercial and industrial
97
11,407
11
-
96
11,611
Mortgage
-
16,436
-
3,926
-
20,362
Consumer:

Credit cards
222
-
-
-
307
529

Personal
222
24
-
273
-
519
Total $
541
$
28,186
$
100
$
4,199
$
403
$
33,429

Amortized Cost Basis of Modified Financing Receivables That

Subsequently Defaulted During the Year

Ended December 31, 2023
(In thousands)
Interest Rate
Reduction Term Extension
Other-Than-
Insignificant
Payment Delays
Combination - Term
Extension and Interest
Rate Reduction
Combination - Other-
Than-Insignificant
Payment Delays and
Interest Rate
Reduction Total
Commercial and industrial $
-
$
556
$
-
$
-
$
24
$
580
Mortgage
-
7,011
137
2,309
-
9,457
Consumer:

Credit cards
167
-
-
-
102
269

Personal
87
-
-
20
-
107
Total $
254
$
7,567
$
137
$
2,329
$
126
$
10,413

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

December 31, 2025 and 2024 by vintage year.

December 31, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior

Years Total
BPPR
Commercial:
Commercial multi-family
Pass $
12,328
$
32,906
$
36,473
$
131,276
$
20,536
$
47,303
$
107
$
-
$
280,929
Watch
-
15,795
-
523
-
1,742
-
-
18,060
Special Mention
222
-
-
-
73
127
-
-
422
Substandard
-
-
-
-
-
3,937
-
-
3,937
Total commercial
multi-family $
12,550
$
48,701
$
36,473
$
131,799
$
20,609
$
53,109
$
107
$
-
$
303,348
Commercial real estate non-owner occupied
Pass $
435,616
$
447,234
$
265,238
$
786,465
$
484,427
$
671,455
$
8,480
$
-
$
3,098,915
Watch
23,801
11,965
43,001
5,140
34,140
69,153
-
-
187,200
Special Mention
933
-
872
144
23,724
18,398
-
-
44,071
Substandard
-
726
8,406
28,490
1,438
25,884
-
-
64,944
Total commercial
real estate non-
owner occupied $
460,350
$
459,925
$
317,517
$
820,239
$
543,729
$
784,890
$
8,480
$
-
$
3,395,130
Year-to-Date gross
write-offs $
-
$
13,356
$
-
$
134
$
-
$
86
$
-
$
-
$
13,576
Commercial real estate owner occupied
Pass $
157,288
$
113,778
$
71,288
$
55,715
$
169,037
$
278,495
$
20,468
$
-
$
866,069
Watch
6,255
26,923
6,348
35,565
29,409
78,046
2,191
-
184,737
Special Mention
-
-
1,494
18,063
726
12,637
1,500
-
34,420
Substandard
9,405
1,879
1,839
19,190
7,386
71,358
-
-
111,057
Doubtful
75
-
-
-
62
173
-
-
310
Total commercial
real estate owner
occupied $
173,023
$
142,580
$
80,969
$
128,533
$
206,620
$
440,709
$
24,159
$
-
$
1,196,593
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
363
$
-
$
-
$
363

Commercial and industrial
Pass $
1,357,401
$
598,521
$
649,249
$
442,753
$
193,173
$
346,563
$
1,376,855
$
-
$
4,964,515
Watch
11,706
92,478
19,194
43,529
6,909
19,218
223,490
-
416,524
Special Mention
4,991
26,356
10,178
6,857
454
4,338
14,957
-
68,131
Substandard
38,422
12,526
48,230
89,771
156,970
15,079
159,854
-
520,852
Doubtful
21
-
-
24
-
6
-
-
51
Total commercial
and industrial $
1,412,541
$
729,881
$
726,851
$
582,934
$
357,506
$
385,204
$
1,775,156
$
-
$
5,970,073
Year-to-Date gross
write-offs $
1,587
$
716
$
1,643
$
655
$
21
$
803
$
9,320
$
-
$
14,745
Construction
Pass $
28,575
$
99,963
$
70,674
$
-
$
3,608
$
9,692
$
52,758
$
-
$
265,270
Watch
-
43,202
40,231
8,129
-
-
709
-
92,271
Total construction $
28,575
$
143,165
$
110,905
$
8,129
$
3,608
$
9,692
$
53,467
$
-
$
357,541
Mortgage
Pass $
986,795
$
872,826
$
683,325
$
386,318
$
373,153
$
3,977,979
$
-
$
-
$
7,280,396
Substandard
-
151
3,115
1,915
764
61,626
-
-
67,571
Total mortgage $
986,795
$
872,977
$
686,440
$
388,233
$
373,917
$
4,039,605
$
-
$
-
$
7,347,967
Year-to-Date gross
write-offs $
31

$
-

$
1

$
-

$
-

$
1,404
$
-
$
-
$
1,436

December 31, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior

Years Total
BPPR
Leasing
Pass $
682,378
$
535,227
$
354,748
$
251,520
$
135,973
$
32,270
$
-
$
-
$
1,992,116
Substandard
601
1,891
2,424
2,249
1,302
585
-
-
9,052
Loss
175
-
22
-
-
-
-
-
197
Total leasing $
683,154
$
537,118
$
357,194
$
253,769
$
137,275
$
32,855
$
-
$
-
$
2,001,365
Year-to-Date gross
write-offs $
990
$
4,449
$
5,041
$
4,541
$
1,807
$
28
$
-
$
-
$
16,856
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,229,201
$
-
$
1,229,201
Substandard
-
-
-
-
-
-
27,526
-
27,526
Loss
-
-
-
-
-
-
4
-
4
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,256,731
$
-
$
1,256,731
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
75,428
$
-
$
75,428
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,908
$
-
$
1,908
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
-
$
1,908
$
-
$
1,908
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
25
$
-
$
25
Personal
Pass $
842,532
$
422,156
$
261,441
$
132,551
$
51,320
$
77,214
$
-
$
29,700
$
1,816,914
Substandard
1,452
3,310
3,509
1,632
618
6,654
-
2,278
19,453
Loss
-
4
7
12
-
12
-
-
35
Total Personal $
843,984
$
425,470
$
264,957
$
134,195
$
51,938
$
83,880
$
-
$
31,978
$
1,836,402
Year-to-Date gross
write-offs $
2,597
$
19,480
$
33,310
$
17,825
$
4,576
$
2,160
$
-
$
3,031
$
82,979
Auto
Pass $
1,139,411
$
995,283
$
702,884
$
464,005
$
314,721
$
142,456
$
-
$
-
$
3,758,760
Substandard
3,992
17,559
14,881
11,699
7,590
5,306
-
-
61,027
Loss
-
-
-
-
19
6
-
-
25
Total Auto $
1,143,403
$
1,012,842
$
717,765
$
475,704
$
322,330
$
147,768
$
-
$
-
$
3,819,812
Year-to-Date gross
write-offs $
6,682
$
29,448
$
20,777
$
12,602
$
5,203
$
1,572
$
-
$
-
$
76,284
Other consumer
Pass $
35,716
$
25,008
$
20,233
$
15,243
$
7,179
$
1,756
$
64,322
$
-
$
169,457
Substandard
-
45
211
114
20
47
476
-
913
Loss
-
-
-
1,025
363
-
-
-
1,388
Total Other
consumer $
35,716
$
25,053
$
20,444
$
16,382
$
7,562
$
1,803
$
64,798
$
-
$
171,758
Year-to-Date gross
write-offs $
64
$
226
$
286
$
254
$
358
$
1,960
$
-
$
-
$
3,148
Total BPPR $
5,780,091
$
4,397,712
$
3,319,515
$
2,939,917
$
2,025,094
$
5,979,515
$
3,184,806
$
31,978
$
27,658,628

December 31, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior
Years Total
Popular U.S.
Commercial:
Commercial multi-family
Pass $
349,850
$
138,662
$
118,143
$
380,479
$
274,195
$
534,623
$
4,394
$
-
$
1,800,346
Watch
-
2,468
21,142
94,135
39,881
151,526
1,249
-
310,401
Special Mention
-
-
2,711
7,840
-
4,560
-
-
15,111
Substandard
-
-
1,775
2,729
-
22,080
-
-
26,584
Total commercial
multi-family $
349,850
$
141,130
$
143,771
$
485,183
$
314,076
$
712,789
$
5,643
$
-
$
2,152,442
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
563
$
-
$
-
$
563
Commercial real estate non-owner occupied
Pass $
216,537
$
162,382
$
296,653
$
467,811
$
163,984
$
582,004
$
6,024
$
-
$
1,895,395
Watch
10,300
11,369
11,441
15,141
9,333
65,750
500
-
123,834
Special Mention
-
2,069
-
-
-
1,902
-
-
3,971
Substandard
-
-
-
5,973
4,726
114,255
-
-
124,954
Total commercial
real estate non-
owner occupied
$
226,837
$
175,820
$
308,094
$
488,925
$
178,043
$
763,911
$
6,524
$
-
$
2,148,154
Commercial real estate owner occupied
Pass $
561,716
$
198,946
$
192,174
$
188,536
$
180,981
$
288,439
$
8,803
$
-
$
1,619,595
Watch
-
48,837
39,519
30,764
12,813
52,010
3,179
-
187,122
Special Mention
-
17,946
-
-
-
10,944
-
-
28,890
Substandard
-
2,705
-
39,474
1,571
77,130
-
-
120,880
Total commercial
real estate owner
occupied $
561,716
$
268,434
$
231,693
$
258,774
$
195,365
$
428,523
$
11,982
$
-
$
1,956,487
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
27
$
-
$
-
$
27

Commercial and industrial
Pass $
247,703
$
357,722
$
230,702
$
278,950
$
249,467
$
545,331
$
338,026
$
-
$
2,247,901
Watch
34,700
5,196
47,136
70,767
42,072
151,368
15,650
-
366,889
Special Mention
-
-
4,649
63
284
198
738
-
5,932
Substandard
-
5,546
838
4,145
112
1,393
4,583
-
16,617
Total commercial
and industrial
$
282,403
$
368,464
$
283,325
$
353,925
$
291,935
$
698,290
$
358,997
$
-
$
2,637,339
Year-to-Date gross
write-offs $
100
$
1,106
$
483
$
-
$
599
$
25
$
132
$
-
$
2,445
Construction
Pass $
358,475
$
427,221
$
291,714
$
85,385
$
-
$
6,030
$
12,491
$
-
$
1,181,316
Watch
1,366
15,771
72,580
27,870
-
6,941
-
-
124,528
Special Mention
-
-
2,912
-
-
-
-
-
2,912
Substandard
-
-
-
8,602
-
-
-
-
8,602
Total construction $
359,841
$
442,992
$
367,206
$
121,857
$
-
$
12,971
$
12,491
$
-
$
1,317,358
Mortgage
Pass $
100,210
$
78,166
$
79,367
$
205,446
$
259,877
$
564,985
$
-
$
-
$
1,288,051
Substandard
-
-
644
495
217
12,066
-
-
13,422
Total mortgage $
100,210
$
78,166
$
80,011
$
205,941
$
260,094
$
577,051
$
-
$
-
$
1,301,473

December 31, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior
Years Total
Popular U.S.
Consumer:
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
(14)
$
-
$
(14)
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
(14)
$
-
$
(14)
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
5,201
$
59,363
$
9,422
$
73,986
Substandard
-
-
-
-
-
1,276
12
543
1,831
Loss
-
-
-
-
-
139
-
828
967
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
6,616
$
59,375
$
10,793
$
76,784
Year-to-Date gross
write-offs
$
-
$
-
$
-
$
-
$
-
$
-
$
84
$
-
$
84
Personal
Pass $
18,658
$
17,906
$
12,102
$
15,593
$
3,061
$
1,272
$
-
$
-
$
68,592
Substandard
74
329
309
153
55
256
-
-
1,176
Loss
10
-
-
-
-
48
-
-
58
Total Personal $
18,742
$
18,235
$
12,411
$
15,746
$
3,116
$
1,576
$
-
$
-
$
69,826
Year-to-Date gross
write-offs $
37
$
1,787
$
2,212
$
3,420
$
638
$
46
$
-
$
-
$
8,140
Other consumer
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
9,012
$
-
$
9,012
Substandard
-
-
-
-
-
-
1
-
1
Loss
-
-
-
-
-
-
28
-
28
Total Other
consumer $
-
$
-
$
-
$
-
$
-
$
-
$
9,041
$
-
$
9,041
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
924
$
-
$
924
Total Popular U.S. $
1,899,599
$
1,493,241
$
1,426,511
$
1,930,351
$
1,242,629
$
3,201,727
$
464,039
$
10,793
$
11,668,890

December 31, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior
Years Total
Popular, Inc.
Commercial:
Commercial multi-family
Pass $
362,178
$
171,568
$
154,616
$
511,755
$
294,731
$
581,926
$
4,501
$
-
$
2,081,275
Watch
-
18,263
21,142
94,658
39,881
153,268
1,249
-
328,461
Special Mention
222
-
2,711
7,840
73
4,687
-
-
15,533
Substandard
-
-
1,775
2,729
-
26,017
-
-
30,521
Total commercial
multi-family $
362,400
$
189,831
$
180,244
$
616,982
$
334,685
$
765,898
$
5,750
$
-
$
2,455,790
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
563
$
-
$
-
$
563
Commercial real estate non-owner occupied
Pass $
652,153
$
609,616
$
561,891
$
1,254,276
$
648,411
$
1,253,459
$
14,504
$
-
$
4,994,310
Watch
34,101
23,334
54,442
20,281
43,473
134,903
500
-
311,034
Special Mention
933
2,069
872
144
23,724
20,300
-
-
48,042
Substandard
-
726
8,406
34,463
6,164
140,139
-
-
189,898
Total commercial
real estate non-
owner occupied $
687,187
$
635,745
$
625,611
$
1,309,164
$
721,772
$
1,548,801
$
15,004
$
-
$
5,543,284
Year-to-Date gross
write-offs $
-
$
13,356
$
-
$
134
$
-
$
86
$
-
$
-
$
13,576
Commercial real estate owner occupied
Pass $
719,004
$
312,724
$
263,462
$
244,251
$
350,018
$
566,934
$
29,271
$
-
$
2,485,664
Watch
6,255
75,760
45,867
66,329
42,222
130,056
5,370
-
371,859
Special Mention
-
17,946
1,494
18,063
726
23,581
1,500
-
63,310
Substandard
9,405
4,584
1,839
58,664
8,957
148,488
-
-
231,937
Doubtful
75
-
-
-
62
173
-
-
310
Total commercial
real estate owner
occupied $
734,739
$
411,014
$
312,662
$
387,307
$
401,985
$
869,232
$
36,141
$
-
$
3,153,080
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
390
$
-
$
-
$
390
Commercial and industrial
Pass $
1,605,104
$
956,243
$
879,951
$
721,703
$
442,640
$
891,894
$
1,714,881
$
-
$
7,212,416
Watch
46,406
97,674
66,330
114,296
48,981
170,586
239,140
-
783,413
Special Mention
4,991
26,356
14,827
6,920
738
4,536
15,695
-
74,063
Substandard
38,422
18,072
49,068
93,916
157,082
16,472
164,437
-
537,469
Doubtful
21
-
-
24
-
6
-
-
51
Total commercial
and industrial $
1,694,944
$
1,098,345
$
1,010,176
$
936,859
$
649,441
$
1,083,494
$
2,134,153
$
-
$
8,607,412
Year-to-Date gross
write-offs $
1,687
$
1,822
$
2,126
$
655
$
620
$
828
$
9,452
$
-
$
17,190

December 31, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior
Years Total
Popular, Inc.
Construction
Pass $
387,050
$
527,184
$
362,388
$
85,385
$
3,608
$
15,722
$
65,249
$
-
$
1,446,586
Watch
1,366
58,973
112,811
35,999
-
6,941
709
-
216,799
Special Mention
-
-
2,912
-
-
-
-
-
2,912
Substandard
-
-
-
8,602
-
-
-
-
8,602
Total construction $
388,416
$
586,157
$
478,111
$
129,986
$
3,608
$
22,663
$
65,958
$
-
$
1,674,899
Mortgage
Pass $
1,087,005
$
950,992
$
762,692
$
591,764
$
633,030
$
4,542,964
$
-
$
-
$
8,568,447
Substandard
-
151
3,759
2,410
981
73,692
-
-
80,993
Total mortgage $
1,087,005
$
951,143
$
766,451
$
594,174
$
634,011
$
4,616,656
$
-
$
-
$
8,649,440
Year-to-Date gross
write-offs $
31
$
-
$
1
$
-
$
-
$
1,404
$
-
$
-
$
1,436
Leasing
Pass $
682,378
$
535,227
$
354,748
$
251,520
$
135,973
$
32,270
$
-
$
-
$
1,992,116
Substandard
601
1,891
2,424
2,249
1,302
585
-
-
9,052
Loss
175
-
22
-
-
-
-
-
197
Total leasing $
683,154
$
537,118
$
357,194
$
253,769
$
137,275
$
32,855
$
-
$
-
$
2,001,365
Year-to-Date gross
write-offs $
990
$
4,449
$
5,041
$
4,541
$
1,807
$
28
$
-
$
-
$
16,856

December 31, 2025
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2025 2024 2023 2022 2021
Prior
Years Total
Popular, Inc.
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,229,187
$
-
$
1,229,187
Substandard
-
-
-
-
-
-
27,526
-
27,526
Loss
-
-
-
-
-
-
4
-
4
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,256,717
$
-
$
1,256,717
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
75,428
$
-
$
75,428
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
5,201
$
61,271
$
9,422
$
75,894
Substandard
-
-
-
-
-
1,276
12
543
1,831
Loss
-
-
-
-
-
139
-
828
967
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
6,616
$
61,283
$
10,793
$
78,692
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
109
$
-
$
109
Personal
Pass $
861,190
$
440,062
$
273,543
$
148,144
$
54,381
$
78,486
$
-
$
29,700
$
1,885,506
Substandard
1,526
3,639
3,818
1,785
673
6,910
-
2,278
20,629
Loss
10
4
7
12
-
60
-
-
93
Total Personal $
862,726
$
443,705
$
277,368
$
149,941
$
55,054
$
85,456
$
-
$
31,978
$
1,906,228
Year-to-Date gross
write-offs $
2,634
$
21,267
$
35,522
$
21,245
$
5,214
$
2,206
$
-
$
3,031
$
91,119
Auto
Pass $
1,139,411
$
995,283
$
702,884
$
464,005
$
314,721
$
142,456
$
-
$
-
$
3,758,760
Substandard
3,992
17,559
14,881
11,699
7,590
5,306
-
-
61,027
Loss
-
-
-
-
19
6
-
-
25
Total Auto $
1,143,403
$
1,012,842
$
717,765
$
475,704
$
322,330
$
147,768
$
-
$
-
$
3,819,812
Year-to-Date gross
write-offs $
6,682
$
29,448
$
20,777
$
12,602
$
5,203
$
1,572
$
-
$
-
$
76,284
Other consumer
Pass $
35,716
$
25,008
$
20,233
$
15,243
$
7,179
$
1,756
$
73,334
$
-
$
178,469
Substandard
-
45
211
114
20
47
477
-
914
Loss
-
-
-
1,025
363
-
28
-
1,416
Total Other
consumer $
35,716
$
25,053
$
20,444
$
16,382
$
7,562
$
1,803
$
73,839
$
-
$
180,799
Year-to-Date gross
write-offs $
64
$
226
$
286
$
254
$
358
$
1,960
$
924
$
-
$
4,072
Total Popular Inc. $
7,679,690
$
5,890,953
$
4,746,026
$
4,870,268
$
3,267,723
$
9,181,242
$
3,648,845
$
42,771
$
39,327,518

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
(In thousands) 2025 2024 2023
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees $
27,629
$
30,227
$
32,981
Mortgage servicing rights fair value adjustments
(12,880)
(11,370)
(11,589)
Total mortgage

servicing fees, net of fair value adjustments
14,749
18,857
21,392
Net gain (loss) on sale of loans, including valuation on loans held for sale [1]
608
317
(88)
Trading account profit:
Unrealized (loss) gains on outstanding derivative positions
(89)
185
(138)
Realized (loss) gains on closed derivative positions
(184)
(150)
614
Total trading account

(loss) profit
(273)
35
476
Losses on repurchased loans, including interest advances
(128)
(150)
(283)
Total mortgage

banking activities
$
14,956
$
19,059
$
21,497

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

ended December 31, 2025

and 2024 because

they
did not contain any credit recourse arrangements.

The

following tables

present the

initial fair

value of

the

assets obtained

as

proceeds from

residential mortgage

loans securitized
during the years ended December 31, 2025 and

2024:

Proceeds Obtained During the Year

Ended December 31, 2025
(In thousands) Level 1 Level 2 Level 3 Initial fair value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
5,690
$
-
$
5,690
Mortgage-backed securities - FNMA
-
8,560
-
8,560
Total trading account

debt securities
$
-
$
14,250
$
-
$
14,250
Total

$
-
$
14,250
$
-
$
14,250

Proceeds Obtained During the Year

Ended December 31, 2024
(In thousands) Level 1 Level 2 Level 3 Initial fair value
Assets
Trading account debt securities:
Mortgage-backed securities - GNMA $
-
$
6,783
$
-
$
6,783
Mortgage-backed securities - FNMA
-
8,377
-
8,377
Total trading account

debt securities
$
-
$
15,160
$
-
$
15,160
Mortgage servicing rights $
-
$
-
$
302
$
302
Total

$
-
$
15,160
$
302
$
15,462
During the

year ended

December 31,

2025, the

Corporation retained

servicing rights

on whole

loan sales

involving approximately
$
35

million in

principal balance outstanding

(2024 -

$
44

million), with net

realized gains

of approximately $
1.2

million (2024

- $
1.1
million). All loan sales performed during the

years ended December 31, 2025 and 2024 were without

credit recourse agreements.

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

The following table

presents the changes

in MSRs measured

using the fair

value method for

the years ended

December 31, 2025
and 2024.

Residential MSRs
(In thousands) December 31, 2025 December 31, 2024 December 31, 2023
Fair value at beginning of period $
108,103
118,109
$
128,350
Additions
1,133
1,364
2,097
Changes due to payments on loans

[1]
(8,590)
(8,739)
(9,934)
Reduction due to loan repurchases
(503)
(511)
(606)
Changes in fair value due to changes in valuation model inputs or assumptions
(3,787)
(2,120)
(529)
Other
-
-
(1,269)
Fair value at end of period

[2]
$
96,356
108,103
$
118,109
[1] Represents changes due to collection / realization

of expected cash flows over time.
[2] At December 31, 2025, PB had MSRs amounting to $
1.8

million (December 31, 2024 - $
1.9

million).
During the

quarter ended June

30, 2023

the Corporation terminated

a servicing agreement,

in which it

acted as sub-servicer

for a
third

party,

for

a

portfolio

with

an

unpaid

principal

balance

of

approximately

$
260

million

and

a

related

MSR

fair

value

of
approximately $
2

million.

The transaction did not result in a material

effect on the financial results of the Corporation.
Residential mortgage loans serviced for others were

$
8.2

billion at December 31, 2025 (2024 - $
9.0

billion).
Net mortgage servicing fees, a component of mortgage banking activities in the Consolidated Statements of Operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows.
The banking

subsidiaries receive servicing

fees based

on a

percentage of the

outstanding loan balance.

These servicing fees

are
credited to

income when they

are collected. At

December 31,

2025, those weighted

average mortgage servicing

fees were
0.32
%
(2024 –
0.32
%). Under these

servicing agreements, the

banking subsidiaries do

not generally earn

significant prepayment penalty
fees on the underlying loans serviced.
The section

below includes

information on

assumptions used

in the

valuation model

of the

MSRs, originated

and purchased.
Key
economic assumptions used

in measuring the

servicing rights derived

from loans securitized

or sold by

the Corporation during

the
years ended December 31, 2025 and 2024 were

as follows:

Years ended
December 31, 2025 December 31, 2024

BPPR PB BPPR PB
Prepayment speed
6.4
%
6.1
%
6.8
%
6.3
%
Weighted average life (in years)
10.2
8.8
9.4
8.7
Discount rate (annual rate)
9.8
%
12.6
%
9.7
%
12.8
%
Key

economic

assumptions

used

to

estimate

the

fair

value

of

MSRs

derived

from

sales

and

securitizations

of

mortgage

loans
performed

by

the

banking

subsidiaries

and

servicing

rights

purchased

from

other

financial

institutions,

and

the

sensitivity

to
immediate changes in those assumptions, were as follows

as of the end of the periods reported:

Originated MSRs Purchased MSRs
December 31, December 31, December 31,
December 31,

(In thousands) 2025 2024 2025 2024
Fair value of servicing rights $
29,784
$
34,019
$
66,572
$
74,084
Weighted average life (in years)
6.2
6.4
6.6
6.6
Weighted average prepayment speed (annual

rate)
5.2
%
5.8
%
6.3
%
6.9
%
Impact on fair value of 10% adverse change $
(555)
$
(667)
$
(1,223)
$
(1,448)
Impact on fair value of 20% adverse change $
(1,090)
$
(1,308)
$
(2,402)
$
(2,840)
Weighted average discount rate (annual rate)
10.6
%
11.4
%
10.8
%
10.8
%
Impact on fair value of 10% adverse change $
(1,087)
$
(1,267)
$
(2,377)
$
(2,689)
Impact on fair value of 20% adverse change $
(2,105)
$
(2,451)
$
(4,609)
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

At December 31, 2025, the Corporation serviced $
429

million (2024 - $
495

million) in residential mortgage loans with credit recourse
to the Corporation, from which $
9

million was 60 days or more past due (2024 - $
12

million). Also refer to Note 22 for information on
changes in the Corporation’s liability of estimated losses

related to loans serviced with credit recourse.
During

the

year

ended

December 31,

2025,

the

Corporation

repurchased

approximately

$
39

million

of

mortgage

loans

from

its
GNMA servicing portfolio (2024 - $
38

million). The determination to repurchase these loans

was based on the economic benefits

of
the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. The

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

(In thousands) Useful life in years 2025 2024
Premises and equipment:
Land $
89,519
$
89,519
Buildings
10
-
50
589,394
497,631
Equipment
2
-
10
380,683
365,716
Leasehold improvements
3
-
10
102,737
96,521
1,072,814
959,868

Less - Accumulated depreciation and amortization
630,842
606,187
Subtotal
441,972
353,681
Construction in progress
154,329
158,587
Premises and equipment, net $
685,820
$
601,787
Depreciation and amortization

of premises and

equipment for the

year 2025 was

$
53.3

million (2024 -

$
57.1

million; 2023 -

$
58.5
million), of

which $
31.0

million (2024

- $
26.4

million; 2023

- $
26.5

million) was

charged to

occupancy expense

and $
22.3

million
(2024

-

$
30.7

million;

2023

-

$
32.0

million)

was charged

to

equipment, technology

and

software

and

other

operating expenses.
Occupancy expense of premises and equipment

is net of rental income

of $
13.9

million (2024 - $
11.5

million; 2023 - $
13.1

million).
For information related to the amortization expense

of finance leases, refer to Note 32 - Leases.

Note 12 – Other real estate owned
The following

tables present

the activity

related to

Other Real

Estate Owned

(“OREO”), for

the years

ended December

31, 2025,
2024 and 2023.

For the year ended December 31, 2025
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
8,424
$
48,844
$
57,268
Write-downs in value
(970)
(2,356)
(3,326)
Additions
931
36,319
37,250
Sales
(3,474)
(45,069)
(48,543)
Other adjustments
-
(216)
(216)
Ending balance $
4,911
$
37,522
$
42,433

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

(In thousands) December 31, 2025 December 31, 2024
Net deferred tax assets (net of valuation allowance) $
814,265
$
926,329
Investments under the equity method
261,687
251,537
Prepaid taxes
42,762
42,909
Other prepaid expenses
25,542
28,376
Capitalized software costs
183,381
136,442
Derivative assets
27,913
25,975
Trades receivable from brokers and counterparties
245
588
Receivables from investments maturities
-
14,600
Principal, interest and escrow servicing advances
30,252
43,793
Guaranteed mortgage loan claims receivable
9,184
17,226
Operating ROU assets
95,234
93,389
Finance ROU assets

23,686
19,174
Assets for pension benefit
38,157
33,233
Others
153,669
164,188
Total other assets $
1,705,977
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

Gross Carrying Accumulated Net Carrying
(In thousands) Amount Amortization Value
December 31, 2025
Software development costs $
103,628
$
34,170
$
69,458
Software license costs
46,538
24,475
22,063
Cloud computing arrangements
106,410
14,550
91,860
Total Capitalized

software costs [1] [2]
$
256,576
$
73,195
$
183,381
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

Year ended December

31,
(In thousands)
2025 2024 2023
Software development and license costs $
89,752

$
77,731
$
66,233
Cloud computing arrangements
8,566

4,398
3,324
Total amortization

expense
$
98,318

$
82,129
$
69,557

Note 14 – Goodwill and other intangible assets
Goodwill
The following

table shows

the changes

in the

carrying amount

of goodwill

for the

years ended

December 31,

2025 and

2024, by
reportable segments (refer to Note 36 for the definition

of the Corporation’s reportable segments):

December 31, 2025
Balance at

Goodwill Balance at
(In thousands) January 1, 2025 impairment December 31, 2025
Banco Popular de Puerto Rico $
434,909
$
-
$
434,909
Popular U.S.
368,045
(13,000)
355,045
Total Popular,

Inc.

$
802,954
$
(13,000)
$
789,954

December 31, 2024
Balance at

Write down from Balance at
(In thousands) January 1, 2024

a disposal group [1]
December 31, 2024
Banco Popular de Puerto Rico $
436,383
$
(1,474)
$
434,909
Popular U.S.
368,045
-
368,045
Total Popular,

Inc.

$
804,428
$
(1,474)
$
802,954
[1] During the year ended December 31, 2024, the Corporation recognized a write-down to goodwill due to the sale

of its daily-rental business.
Other intangible assets
At

December

31,

2025,

the

Corporation

had

intangible

assets

subject

to

amortization

amounting

to

$
4.3

million

(December

31,
2024- $
6.1

million), which will be amortized through

the year 2029.

Results of the Annual Goodwill Impairment Test

The

Corporation

evaluates

goodwill

for

impairment

at

least

annually

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

its
carrying amount. Accordingly, the Corporation recognized a goodwill impairment charge of $
13.0

million, which was mainly driven by
lower projected earnings for the forecasted period,

primarily due to lower lending activity.
Changes to the Annual Goodwill Impairment Test Date
The Corporation has historically evaluated its goodwill for impairment annually as of July 31 or more frequently.

After completing the
annual test during

the third quarter

of 2025, the

Corporation changed the

date of its

annual assessment of

goodwill to October

1st
for all

reporting units.

The change

in testing

date for

goodwill is

a change

in accounting

principle, which

management believes

is
preferable as

the new

date of

the assessment

will create

a more

efficient and

timely process surrounding

the impairment

tests by
better aligning

with its

annual planning and

budgeting process.
The Corporation has

determined that this

change does

not have

a
material effect on its financial statements considering the requirements to assess goodwill impairment upon certain triggering events in current and prior periods and its internal control over financial reporting.

The Corporation has determined that it is impracticable to
objectively determine

projected cash

flows and

related valuation

estimates that

would have

been used

as of

each October

1st of
prior reporting

periods without

the use

of hindsight.

As such,

the Corporation

prospectively applied

the change

in annual

goodwill
impairment testing date from October 1, 2025.
As of October 1, 2025, management performed a qualitative impairment assessment and determined that for the Puerto Rico based reporting units, it was more-likely-than-not that

the fair value exceeded their carrying

value, resulting in no impairment.

For the U.S.
based subsidiaries, Popular Bank and PEF, a quantitative goodwill impairment test was performed,

resulting in no impairment.
The following tables present the gross amount

of goodwill and accumulated impairment losses

by reportable segments.

December 31, 2025
Balance at Balance at
December 31, Accumulated December 31,
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
$
802,954

Note 15 – Deposits
Total deposits as of the end of the periods presented consisted of:

(In thousands) December 31, 2025 December 31, 2024
Savings accounts $
14,368,599
$
14,224,271
NOW, money market and other interest

-bearing demand deposits
27,037,924
26,507,637
Total savings, NOW,

money market and other interest-bearing demand deposits
41,406,523
40,731,908
Certificates of deposit:
Under $250,000
5,564,615
5,383,331
$250,000 and over
3,914,746
3,629,551

Total certificates

of deposit
9,479,361
9,012,882
Total interest-bearing

deposits
$
50,885,884
$
49,744,790
Non- interest-bearing deposits $
15,304,209
$
15,139,555
Total deposits $
66,190,093
$
64,884,345
A summary of certificates of deposits by maturity at

December 31, 2025 follows:

(In thousands)
2026 $
6,716,134
2027
1,100,623
2028
709,395
2029
423,171
2030
434,716
2031 and thereafter
95,322
Total certificates of

deposit
$
9,479,361
At December 31, 2025, the Corporation had brokered

deposits amounting to $
1.0

billion (December 31, 2024 - $
1.6

billion).
The aggregate amount of overdrafts

in demand deposit accounts that

were reclassified to loans was $
10.7

million at December 31,
2025 (December 31, 2024 - $
10.4

million).
At December

31, 2025,

Puerto Rico

government deposits

amounted to

$
19.4

billion. Puerto

Rico government

deposits are

mostly
interest

bearing

accounts,

which

are

indexed

to

short-term

market

rates

and

fluctuate

in

cost

with

changes

in

those

rates,

in
accordance with contractual terms.

Note 16 – Borrowings
Assets sold under agreements to repurchase
Assets sold under agreements to repurchase amounted

to $
39

million at December 31, 2025 and $
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

December 31, 2025 December 31, 2024
Repurchase liability Repurchase liability
Repurchase

weighted average
Repurchase

weighted average
(Dollars in thousands)

liability
interest rate

liability
interest rate
U.S. Treasury securities

Within 30 days
$
29,356
4.11
% $
22,591
5.04
%

After 30 to 90 days
9,645
4.15
13,813
4.71
Total U.S. Treasury

securities
39,001
4.12
36,404
4.92
Mortgage-backed securities

Within 30 days
-
-
4,924
4.90

After 30 to 90 days
-
-
13,505
4.88
Total mortgage-backed

securities
-
-
18,429
4.89
Total $
39,001
4.12
% $
54,833
4.91
%
Repurchase agreements in this portfolio are generally short-term, often overnight.

As such, our risk is very

limited.

We manage the
liquidity risks arising from secured

funding by sourcing funding globally from

a diverse group of counterparties, providing

a range of
securities collateral and pursuing longer durations,

when appropriate.

(Dollars in thousands) 2025 2024
Maximum aggregate balance outstanding at any month-end $
107,572
$
105,684
Average monthly aggregate balance outstanding $
50,401
$
76,156
Weighted average interest rate:
For the year
4.27
%
5.54
%
At December 31
4.16
%
4.99
%
Other short-term borrowings

At December 31, 2025, other short-term borrowings

consisted of $
650

million in FHLB Advances, compared to $
225

million in FHLB
Advances at December 31, 2024.
The following table presents additional information

related to the Corporation’s other short-term
borrowings at December 31, 2025 and December 31,

2024.

(Dollars in thousands) 2025 2024
Maximum aggregate balance outstanding at any month-end $
650,000
$
225,000
Average monthly aggregate balance outstanding $
374,728
$
8,402
Weighted average interest rate:
For the year
4.16
%
5.40
%
At December 31
3.98
%
4.67
%

Notes Payable
The following table presents the composition of notes

payable at December 31, 2025 and December

31, 2024.

(In thousands) December 31, 2025 December 31, 2024
Advances with the FHLB with maturities ranging from
2026

through
2029

paying interest at monthly
fixed rates ranging from
0.69
% to
4.17
%

(2024 -
0.54
% to
5.26
%)
$
164,620
$
302,722
Unsecured senior debt securities maturing on
2028

paying interest
semiannually

at a fixed rate of
7.25
% (2024-
7.25
%), net of debt issuance costs of $
3,442

(2024 - $
4,082
)
[1]
396,558
395,198
Junior subordinated deferrable interest debentures (related to trust preferred securities) maturing on
2034

with fixed interest rates ranging from
6.125
% to
6.564
% (2024 -
6.125
% to
6.564
%), net of debt
issuance costs of $
234

(2024 - $
261
)
198,399
198,373
Total notes payable $
759,577
$
896,293
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
A breakdown of borrowings by contractual maturities

at December 31, 2025 is included in

the table below.

Assets sold under

Short-term
(In thousands)
agreements to
repurchase
borrowings
Notes payable Total
2026 $
39,001
650,000
74,500
763,501
2027
-
-
6,112
6,112
2028
-
-
440,908
440,908
2029
-
-
39,657
39,657
Later years
-
-
198,400
198,400
Total borrowings $
39,001
$
650,000
$
759,577
$
1,448,578
At

December

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

December 31, 2025,

the Corporation had

borrowing facilities at

the discount window

of the Federal

Reserve Bank of

New
York

amounting to $
12.1

billion (December 31,

2024 - $
7.0

billion), which remained

unused at December

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
The following table presents financial data pertaining

to the different trusts at December 31, 2025 and 2024.

(Dollars in thousands) December 31, 2025 and 2024
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

31, 2025

and 2024,

the Corporation’s

$
193

million in

trust preferred

securities outstanding

do not

qualify for

Tier

1
capital treatment but qualify for Tier 2 capital treatment.

Note 18 − Other liabilities
The caption of other liabilities in the Consolidated

Statements of Financial Condition consists of the following

major categories:

(In thousands) December 31, 2025 December 31, 2024
Accrued expenses $
321,203
$
334,145
Accrued interest payable
66,240
60,723
Accounts payable
78,998
91,218
Dividends payable
49,596
49,546
Trades payable
595,911
495,139
Liability for GNMA loans sold with an option to repurchase
8,734
9,108
Reserves for loan indemnifications
2,704
2,779
Reserve for operational losses
20,723
29,465
Operating lease liabilities
104,958
103,198
Finance lease liabilities

27,389
23,141
Pension benefit obligation
4,739
5,816
Postretirement benefit obligation
103,974
99,172
Others
75,348
68,396
Total other liabilities $
1,460,517
$
1,371,846

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

December 31, 2025 consisted of:
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
the 2003

Series A

Preferred Stock

amounted to

$
1.4

million for

the years

ended December

31, 2025,

2024 and

2023.
Outstanding shares of 2003 Series A Preferred Stock amounted to
885,726

at December 31, 2025, 2024 and 2023.
Common stock
Dividends
During

the

year

2025,

cash

dividends

of

$
2.90

(2024

-

$
2.56
;

2023

-

$
2.27
)

per

common

share

outstanding

were

declared
amounting to $
196.2

million (2024 - $
183.9

million; 2023 -

$
163.7

million) of which

$
49.6

million were payable to

stockholders of
common stock at December 31, 2025 (2024 -

$
49.5

million; 2023 - $
44.7

million).
Common stock repurchases
During the year ended December 31, 2025, the Corporation repurchased
4,660,124

(2024 –
2,256,420
) shares of common stock for
$
501.5

million (2024 -

$
217.3

million), at an

average price of

$
107.61

(2024 - $
96.32
) per common

share. At December

31, 2025,
$
281.2

million

remained

on

the

Corporation’s

common

stock

repurchase

authorization.

The

common

stock

repurchase

program
does

not

require

the

Corporation to

acquire

a

specific

dollar

amount

or

number

of

shares

and

may

be

modified,

suspended

or
terminated at any time without prior notice.
Statutory reserve
The Banking Act

of the Commonwealth of

Puerto Rico (the

“Act”) requires that
a minimum of 10% of BPPR’s

retained earnings for
the year be transferred to a statutory

reserve account until such statutory reserve equals the total of paid-in capital on common and
preferred stock.

Any losses

incurred by

a bank

must first

be charged

to retained

earnings and

then to

the reserve

fund. Amounts
transferred to

the reserve

fund may

not be

used to

pay dividends

without the

prior consent

of the

Puerto Rico

Commissioner of
Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends.

BPPR was in
compliance with the statutory reserve requirement in 2025, 2024 and 2023. BPPR’s statutory reserve fund amounted to $
961

million
at December 31, 2025 (2024 -

$
961

million; 2023 - $
908

million). Banks that are well capitalized, have obtained

a rating of 1 or 2

in
the last examination performed by the Office of the Commissioner or an applicable regulatory agency and have

accumulated at least
50% of

the paid

in capital

for their

common and

preferred stock

in their

reserve fund

may be

exempted from

the requirement

to
transfer such funds to

the statutory reserve fund.

During 2024, $
53

million was transferred to

the statutory reserve account

(2023 -
$
45

million).

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

2025

and

2024,

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
This period ended in 2025.
At December 31, 2025 and 2024, BPPR and

PB were well-capitalized under the regulatory

framework for prompt corrective action.

The following

tables present

the Corporation’s

risk-based capital

and leverage

ratios at

December 31,

2025 and

2024 under

the
Basel III regulatory guidance.

Actual

Capital adequacy minimum
requirement (including
conservation capital buffer) [1]
(Dollars in thousands)
Amount

Ratio Amount Ratio
2025
Total Capital (to Risk-Weighted

Assets):
Corporation $
7,196,067
17.50
% $
4,317,994
10.50
%
BPPR
4,847,767
16.85
3,020,156
10.50
PB
1,727,818
14.60
1,242,517
10.50
Common Equity Tier I Capital (to Risk-Weighted

Assets):
Corporation $
6,463,527
15.72
% $
2,878,663
7.00
%
BPPR
4,483,826
15.59
2,013,437
7.00
PB
1,631,808
13.79
828,345
7.00
Tier I Capital (to Risk-Weighted Assets):
Corporation $
6,485,670
15.77
% $
3,495,519
8.50
%
BPPR
4,483,826
15.59
2,444,888
8.50
PB
1,631,808
13.79
1,005,847
8.50
Tier I Capital (to Average Assets):
Corporation

$
6,485,670
8.69
% $
2,986,476
4.00
%

BPPR
4,483,826
7.52
2,385,171
4.00
PB
1,631,808
11.26
579,937
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

2025 2024
(Dollars in thousands)
Amount

Ratio

Amount

Ratio
Total Capital (to Risk-Weighted

Assets):
BPPR $
2,876,339
10.00
% $
2,778,475
10.00
%
PB
1,183,349
10.00
1,094,551
10.00
Common Equity Tier I Capital (to Risk-Weighted

Assets):
BPPR $
1,869,620
6.50
% $
1,806,009
6.50
%
PB
769,177
6.50
711,458
6.50
Tier I Capital (to Risk-Weighted Assets):
BPPR $
2,301,071
8.00
% $
2,222,780
8.00
%
PB
946,679
8.00
875,641
8.00
Tier I Capital (to Average Assets):
BPPR $
2,981,464
5.00
% $
2,929,111
5.00
%
PB
724,922
5.00
687,022
5.00

Note 21 – Other comprehensive income (loss)
The

following

table

presents

changes

in

accumulated

other

comprehensive

income

(loss)

by

component

for

the

years

ended
December 31, 2025, 2024 and 2023.

Changes in Accumulated Other Comprehensive (Loss) Income

by Component [1]
Years ended December

31,
(In thousands) 2025 2024 2023
Foreign currency translation Beginning Balance $
(71,365)
$
(64,528)
$
(56,735)
Other comprehensive (loss)

(13,917)
(6,837)
(7,793)
Net change
(13,917)
(6,837)
(7,793)
Ending balance $
(85,282)
$
(71,365)
$
(64,528)
Adjustment of pension and
postretirement benefit plans Beginning Balance $
(94,692)
$
(117,893)
$
(144,335)
Other comprehensive (loss) income before reclassifications
(2,144)
14,157
14,408
Amounts reclassified from accumulated other comprehensive loss for
amortization of net losses
5,681
9,044
12,034
Net change
3,537
23,201
26,442
Ending balance $
(91,155)
$
(94,692)
$
(117,893)
Unrealized net holding
(losses) gains on debt
securities Beginning Balance $
(1,495,183)
$
(1,713,110)
$
(2,323,903)
Other comprehensive income before reclassifications
340,427
74,277
472,487
Amounts reclassified from accumulated other comprehensive

(loss)
income for gains on securities
-
-
-
Amounts reclassified from accumulated other comprehensive income for amortization of net unrealized losses of debt securities transferred
from available-for-sale to held-to-maturity
149,106
143,650
138,306
Net change
489,533
217,927
610,793
Ending balance $
(1,005,650)
$
(1,495,183)
$
(1,713,110)
Unrealized net gains (losses)
on cash flow hedges Beginning Balance $
-
$
-
$
45
Other comprehensive (loss) income before reclassifications
-
-
(19)
Amounts reclassified from accumulated other comprehensive

(loss)
income for gains on securities
-
-
(26)
Net change
-
-
(45)
Ending balance $
-
$
-
$
-
Total

$
(1,182,087)
$
(1,661,240)
$
(1,895,531)
[1] All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the years ended December 31, 2025, 2024, and

2023.

Reclassifications Out of Accumulated Other Comprehensive

(Loss) Income
Affected Line Item in the

Years ended December

31,
(In thousands) Consolidated Statements of Operations 2025 2024 2023
Adjustment of pension and postretirement benefit plans
Amortization of net losses Other operating expenses $
(9,090)
$
(14,471)
$
(19,253)
Total before tax
(9,090)
(14,471)
(19,253)
Income tax benefit
3,409
5,427
7,219
Total net of tax $
(5,681)
$
(9,044)
$
(12,034)
Unrealized net holding (losses) gains on debt securities
Amortization of unrealized net losses of debt
securities transferred to held-to-maturity
Investment securities

(186,381)
(179,563)
(172,883)
Total before tax
(186,381)
(179,563)
(172,883)
Income tax benefit

37,275
35,913
34,577
Total net of tax $
(149,106)
$
(143,650)
$
(138,306)
Unrealized net gains (losses) on cash flow hedges
Forward contracts Mortgage banking activities $
-
$
-
$
41
Total before tax
-
-
41
Income tax expense
-
-
(15)
Total net of tax $
-
$
-
$
26
Total reclassification

adjustments, net of tax
$
(154,787)
$
(152,694)
$
(150,314)

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

2025, the

Corporation serviced

$
429

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

During

2025,

the

Corporation repurchased

approximately $
1
million of unpaid principal

balance in mortgage loans

subject to the credit

recourse provisions (2024 -

$
2

million). At December 31,
2025, the Corporation’s

liability established to cover

the estimated credit

loss exposure related to

loans sold or

serviced with credit
recourse amounted to $
3

million (December 31, 2024 - $
3

million).

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

private investors, or are
sold directly

to FNMA

for cash.

As required

under the

government agency

programs, quality

review procedures

are performed

by
the Corporation to

ensure that asset

guideline qualifications are met.

To

the extent the

loans do not

meet specified characteristics,
the

Corporation may

be required

to

repurchase such

loans or

indemnify for

losses and

bear any

subsequent loss

related to

the
loans. The

amount purchased

under representation

and warranty

arrangements during

the years

ended December

31, 2025

and

December 31, 2024 was not considered material

for the Corporation.
From

time

to

time, the

Corporation sells

loans and

agrees to

indemnify the

purchaser for

credit

losses

or

any

breach

of

certain
representations and warranties made in connection

with the sale.
Servicing agreements

relating to

the mortgage-backed

securities programs

of FNMA,

FHMLC and

GNMA, and

to mortgage

loans
sold or serviced to certain other investors, including FHLMC,

require the Corporation to advance funds to

make scheduled payments
of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At December 31, 2025,

the
Corporation serviced $
8.2

billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31,
2024 - $
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
30

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

$
94

million at both December 31,

2025 and December 31, 2024, respectively.
In addition, at both December 31, 2025 and December 31, 2024, PIHC fully and unconditionally guaranteed on a subordinated basis
$
193

million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable

guarantee

agreement.

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
Financial instruments with

off-balance sheet credit

risk, whose contract

amounts represent potential credit

risk as of

the end of

the
periods presented were as follows:

(In thousands) December 31, 2025 December 31, 2024
Commitments to extend credit:
Credit card lines $
6,415,208
$
5,599,823
Commercial lines of credit
4,257,505
3,971,331
Construction lines of credit
1,197,319
1,131,824
Other consumer unused credit commitments

277,635
260,121
Commercial letters of credit
21,248
5,002
Standby letters of credit
111,554
144,845
Commitments to originate or fund mortgage loans
20,099
29,604
At December 31,

2025 and December 31,

2024, the Corporation maintained

a reserve of

$
14

million and $
15

million, respectively,
for potential losses associated with unfunded loan

commitments related to commercial and construction

lines of credit.
Other commitments
At December

31, 2025

and December 31,

2024, the Corporation

also maintained other

non-credit commitments for

$
7

million and
$
2

million, respectively, primarily for the acquisition of other investments.

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
At December 31, 2025, the Corporation’s direct exposure to the

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

at December

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

2025, approximately
77
%

of the

Corporation’s exposure

to municipal
loans

and

securities

was

concentrated

in

the

municipalities

of

San

Juan,

Guaynabo,

Carolina

and

Caguas.

The

Corporation’s

exposure

at

December

31,

2025,

included

up

to

$
47.4

million

in

Automated

Clearing

House

(“ACH”)

transaction

settlement
exposure, none of which was outstanding.
The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government
according to their maturities as of December 31, 2025
:

(In thousands)
Investment
Portfolio Loans Total Outstanding Total Exposure
Central Government
Within 1 year
$
41
$
-
$
41
$
47,441
Total Central

Government
41
-
41
47,441
Municipalities
Within 1 year
2,605
11,574
14,179
16,179
After 1 to 5 years
5,660
166,515
172,175
172,175
After 5 to 10 years
450
124,087
124,537
124,537
After 10 years
-
30,991
30,991
30,991
Total Municipalities
8,715
333,167
341,882
343,882
Total Direct Government

Exposure
$
8,756
$
333,167
$
341,923
$
391,323

In

addition,

at

December

31,

2025,

the

Corporation

had

$
209

million

in

loans

insured

or

securities

issued

by

Puerto

Rico
governmental entities

but for

which the

principal source

of repayment

is non-governmental

($
220

million at

December 31,

2024).
These

included

$
167

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

In

addition,

$
2.5

billion

of

residential

mortgages

and

$
80.5

million

commercial

loans

were

insured

or

guaranteed

by

the

U.S.
Government or its agencies at December 31, 2025 (compared to $
2.1

billion and $
87.4

million, respectively, at December 31, 2024).
The Corporation also had

U.S. Treasury and

obligations from the U.S.

Government, its agencies or

government sponsored entities
within the

portfolio of

available-for-sale and

held-to-maturity securities as

described in

Note 5

and 6

to the

Consolidated Financial
Statements.
At December 31, 2025, the Corporation had operations in the

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

At December 31,

2025, the Corporation

had operations in

the British Virgin

Islands (“BVI”) and

it had a

loan portfolio amounting to
$
195

million comprised of various retail and commercial

clients, compared to a loan portfolio

of $
196

million at December 31, 2024.
At December 31, 2025, the Corporation had
no

significant exposure to a single borrower in

the BVI.
FDIC Special Assessment

On

November 16,

2023, the

Federal Deposit

Insurance Corporation

(“FDIC”)

imposed a

special

assessment (the

“FDIC Special
Assessment”) amount to

recover the losses

to the

deposit insurance fund

resulting from the

FDIC’s funds

used, in March

2023, in
connection with the systemic risk exception, to the least-cost resolution test, under the Federal Deposit Insurance Act to manage the
receiverships of several failed banks. In connection with this assessment, the Corporation accrued $
71.4

million, $
45.3

million net of
tax, in the fourth quarter of 2023 and an additional expense of $
14.3

million, $
9.1

million net of tax, during the first quarter of 2024 to
reflect the

FDIC's higher

loss estimate

communicated by

them at

the time.

Notwithstanding, the

results of

2025 include

a partial
reversal

of

this

reserve

of

$
15.3

million,

$
9.7

million

net

of

tax,

based

in

the

FDIC’s

interim

final

rule,

which

became

effective
December

19,

2025

and

amended,

among

other

things,

the

collection

rate

of

the

special

assessment. The

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
0

to approximately $
6.3

million as of
December 31, 2025. In certain cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant

judgment,

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

31, 2025.

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

2025

and

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

The following

table presents

the carrying

amount and

classification of

the assets

related to

the Corporation’s

variable interests

in
non-consolidated VIEs

and the

maximum exposure

to loss

as a

result of

the Corporation’s

involvement as

servicer of

GNMA and
FNMA loans at December 31, 2025 and 2024.

(In thousands) December 31, 2025 December 31, 2024
Assets
Servicing assets:
Mortgage servicing rights $
74,236
$
84,356
Total servicing

assets

$
74,236
$
84,356
Other assets:
Servicing advances $
3,385
$
6,112
Total other assets $
3,385
$
6,112
Total assets $
77,621
$
90,468
Maximum exposure to loss $
77,621
$
90,468
The size of

the non-consolidated VIEs,

in which the

Corporation has a

variable interest in

the form

of servicing fees,

measured as
the total unpaid principal balance of the loans,

amounted to $
6.0

billion at December 31, 2025 (December

31, 2024 - $
6.6

billion).
The Corporation

determined that

the maximum

exposure to

loss includes

the fair

value of

the MSRs

and the

assumption that

the
servicing advances

at December 31,

2025 and

2024 will

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

2025.

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

Financial instruments designated as non-hedging derivatives

outstanding at December 31, 2025 and 2024

were as follows:

Notional amount Derivative assets
Derivative liabilities

Statement of Fair value at Statement of Fair value at
At December 31, condition December 31, condition December 31,
(In thousands) 2025 2024 classification 2025 2024 classification 2025 2024
Derivatives not designated

as hedging instruments:
Forward contracts
$
13,250
$
11,150
Trading
account debt
securities
$
-
$
48
Other liabilities
$
42
$
1
Interest rate caps
93,125
95,625
Other assets
-
26
Other liabilities
-
26
Indexed options on deposits

95,467
93,510
Other assets
27,913
25,949
- - -
Bifurcated embedded options
90,459
86,278
- - -
Interest
bearing
deposits
25,698
22,805
Total derivatives not

designated as

hedging instruments
$
292,301
$
286,563
$
27,913
$
26,023
$
25,740
$
22,832
Total derivative assets

and liabilities

$
292,301
$
286,563
$
27,913
$
26,023
$
25,740
$
22,832
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

Year ended December

31, 2023
(In thousands)
Amount of net gain (loss)
recognized in OCI on
derivatives (effective
portion)
Classification in the statement of
operations of the net gain (loss)
reclassified from AOCI into income
(effective portion and ineffective
portion)
Amount of net gain
(loss) reclassified from
AOCI into income
(effective portion)
Amount of net gain
(loss) recognized in
income on derivatives
(ineffective portion)
Forward contracts $
(30)
Mortgage banking activities
$
41
$
-
Total $
(30)
$
41
$
-
Fair Value Hedges
At December 31, 2025 and 2024, there were
no

derivatives designated as fair value hedges.
Non-Hedging Activities

For the year ended December 31, 2025, the Corporation recognized a gain of $
0.4

million (2024 –gain of $
0.6

million; 2023 – gain
of $
1.5

million) related to its non-hedging derivatives, as

detailed in the table below.

Amount of Net Gain (Loss) Recognized in Income on Derivatives
Year ended

Year ended

Year ended

Classification of Net Gain (Loss) December 31, December 31, December 31,
(In thousands) Recognized in Income on Derivatives 2025 2024 2023
Forward contracts Mortgage banking activities $
(272)
$
34
$
655
Interest rate caps Other operating income
-
18
(18)
Indexed options on deposits Interest expense
6,068
7,423
6,201
Bifurcated embedded options

Interest expense
(5,402)
(6,842)
(5,326)
Total

$
394
$
633
$
1,512
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
10,365
Payments
(11,743)
Other changes, including existing loans to new related parties
(2,422)
Balance at December 31, 2024 $
142,217
New loans
14,610
Payments
(7,097)
Other changes, including existing loans to new related parties
(621)
Balance at December 31, 2025 $
149,109
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

Centro Financiero BHD, S.A.
At December

31, 2025,

the Corporation

had a
15.63
% equity

interest in

Centro Financiero

BHD, S.A.

(“BHD”), one

of the

largest
banking

and

financial

services

groups

in

the

Dominican

Republic.

During

the

year

ended

December

31,

2025,

the

Corporation
recorded

$
29.9

million

in

equity

pickup

(December

31,

2024

-

$
33.0

million),

including

the

net

impact

of

$
46.3

million

from

net
earnings (December 31, 2024

- $
39.3

million), offset by

($
16.4
) million recorded through

Other Comprehensive Income (December
31,

2024

-

($
6.3
)

million)

related

to

foreign

currency

translation

adjustments

and

changes

in

the

fair

value

of

available

for

sale
securities. At

December 31,

2025, the

investment in

BHD had

a carrying

amount of

$
249.4

million (December

31, 2024

- $
239.5
million)

and

the

Corporation

received

$
20.0

million

in

cash

dividend

distributions

during

the

year

ended

December

31,

2025
(December 31, 2024 - $
19.4

million).

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
Fair Value on a Recurring and Nonrecurring Basis
The following fair value hierarchy tables

present information about the Corporation’s assets

and liabilities measured at fair value

on
a recurring basis at December 31, 2025 and

2024:

At December 31, 2025
(In thousands) Level 1 Level 2 Level 3 Measured at NAV Total
RECURRING FAIR VALUE

MEASUREMENTS
Assets

Debt securities available-for-sale:
U.S. Treasury securities $
6,576,313
$
9,147,141
$
-
$
-
$
15,723,454
Collateralized mortgage obligations - federal
agencies
-
100,241
-
-
100,241
Mortgage-backed securities
-
4,750,122
405
-
4,750,527
Other
-
-
750
-
750
Total debt securities

available-for-sale
$
6,576,313
$
13,997,504
$
1,155
$
-
$
20,574,972
Trading account debt securities, excluding
derivatives:
U.S. Treasury securities $
12,450
$
10
$
-
$
-
$
12,460
Obligations of Puerto Rico, States and political
subdivisions
-
45
-
-
45
Collateralized mortgage obligations
-
567
-
-
567
Mortgage-backed securities
-
23,314
84
-
23,398
Other
-
-
99
-
99
Total trading account

debt securities, excluding
derivatives $
12,450
$
23,936
$
183
$
-
$
36,569
Equity securities $
-
$
50,632
$
-
$
852
$
51,484
Mortgage servicing rights
-
-
96,356
-
96,356
Loans held-for-sale
-
9,998
-
-
9,998
Derivatives

-
27,913
-
-
27,913
Total assets measured

at fair value on a
recurring basis $
6,588,763
$
14,109,983
$
97,694
$
852
$
20,797,292
Liabilities
Derivatives $
-
$
(25,740)
$
-
$
-
$
(25,740)
Total liabilities measured

at fair value on a
recurring basis $
-
$
(25,740)
$
-
$
-
$
(25,740)

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
The

following

tables summarize

the difference

between the

aggregate fair

value

and the

aggregate unpaid

principal

balance

for
mortgage loans originated as held-for-sale measured

at fair value as of December 31, 2025 and December

31, 2024.

(In thousands) December 31, 2025
Aggregate Unpaid
Fair Value Principal Balance Difference
Loans held for sale $
9,998
$
9,839
$
159

(In thousands) December 31, 2024
Aggregate Unpaid
Fair Value Principal Balance Difference
Loans held for sale $
5,423
$
5,436
$
(13)
No

loans held-for-sale were 90 or more days past

due or on nonaccrual status as of December 31,

2025 and December 31, 2024.

The fair value information included in the following

tables is not as of period end, but as

of the date that the fair value measurement
was recorded during the years ended December 31, 2025,

2024 and 2023

and excludes nonrecurring fair value measurements

of
assets no longer outstanding

as of the reporting date.

Year ended December

31, 2025
(In thousands) Level 1 Level 2 Level 3 Total
NONRECURRING FAIR VALUE

MEASUREMENTS
Assets

Write-downs
Loans [1] $
-
$
-
$
3,800
$
3,800
$
(424)
Other real estate owned [2]
-
-
4,228
4,228
(1,532)
Other foreclosed assets [2]
-
-
125
125
(53)
Total assets measured

at fair value on a nonrecurring basis
$
-
$
-
$
8,153
$
8,153
$
(2,009)
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

The following tables present the changes in Level

3 assets and liabilities measured at fair

value on a recurring basis for the years
ended December 31, 2025, 2024, and 2023.

Year ended December

31, 2025
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
Gains (losses) included in earnings
-
-
-
-
(34)
(12,880)
(12,914)
Gains (losses) included in OCI
(4)
-
-
-
-
-
(4)
Additions
-
-
-
-
-
1,133
1,133
Settlements
(75)
-
-
-
-
-
(75)
Transfers out of Level 3
-
(1,500)
-
-
-
-
(1,500)
Balance at December 31, 2025 $
405
$
750
$
-
$
84
$
99
$
96,356
$
97,694
Changes in unrealized gains (losses)
included in earnings relating to assets
still held at December 31, 2025 $
-
$
-
$
-
$
(1)
$
18
$
(3,786)
$
(3,769)

Year ended December

31, 2024
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

2023
$
711
$
1,000
$
113
$
215
$
207
$
128,350
$
130,596
Gains (losses) included in earnings
-
-
-
(2)
(40)
(11,589)
(11,631)
Gains (losses) included in OCI
(5)
-
-
-
-
-
(5)
Additions
-
1,500
4
-
-
2,097
3,601
Sales
-
-
-
-
-
(1,269)
(1,269)
Settlements
(100)
-
(112)
(101)
-
520
207
Balance at December 31, 2023 $
606
$
2,500
$
5
$
112
$
167
$
118,109
$
121,499
Changes in unrealized gains (losses)
included in earnings relating to
assets still held at December 31,
2023
$
-
$
-
$
-
$
(1)
$
18
$
(529)
$
(512)

Gains and losses (realized and

unrealized) included in earnings for the

years ended December 31, 2025,

2024, and 2023 for Level
3 assets and liabilities included in the previous

tables are reported in the consolidated statement

of operations as follows:

2025 2024 2023
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
$
(12,880)
$
(3,786)
$
(11,370)
$
(2,120)
$
(11,589)
$
(529)
Trading account (loss) profit

(34)
17
(34)
8
(42)
17
Provision for credit losses
-
-
(500)
-
-
-
Total

$
(12,914)
$
(3,769)
$
(11,904)
$
(2,112)
$
(11,631)
$
(512)
The following

tables include

quantitative information

about significant

unobservable inputs

used to

derive the

fair value

of Level

3
instruments, excluding those instruments

for which the

unobservable inputs were not

developed by the

Corporation such as

prices
of prior transactions and/or unadjusted third-party pricing

sources at December 31, 2025 and 2024.

Fair value at

December 31,
(In thousands) 2025 Valuation technique Unobservable inputs Weighted average (range) [1]
Other - trading $
99
Discounted cash flow model Weighted average life
2

years
Yield
12
.0%
Prepayment speed
10.8
%
Loans held-in-portfolio $
3,800
[2]
External appraisal Haircut applied on
external appraisals
5.0
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
5
.0% -
10
.0%)
Other real estate owned $
53
[3] External appraisal Haircut applied on
external appraisals
60.1
% (
35
.0% -
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

December 31, 2025
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Assets:
Cash and due from banks $
402,755
$
402,755
$
-
$
-
$
-
$
402,755
Money market investments
4,626,506
4,616,272
10,234
-
-
4,626,506
Trading account debt securities, excluding

derivatives
[1]
36,569
12,450
23,936
183
-
36,569
Debt securities available-for-sale
[1]
20,574,972
6,576,313
13,997,504
1,155
-
20,574,972
Debt securities held-to-maturity:
U.S. Treasury securities $
7,268,967
$
-
$
7,309,991
$
-
$
-
$
7,309,991
Obligations of Puerto Rico, States and political
subdivisions
45,295
-
6,766
39,564
-
46,330
Collateralized mortgage obligation-federal agency
1,495
-
1,306
-
-
1,306
Securities in wholly owned statutory business trusts
5,960
-
5,960
-
-
5,960
Total debt securities

held-to-maturity
$
7,321,717
$
-
$
7,324,023
$
39,564
$
-
$
7,363,587
Equity securities:
FHLB stock $
68,422
$
-
$
68,422
$
-
$
-
$
68,422
FRB stock
102,665
-
102,665
-
-
102,665
Other investments
58,761
-
50,632
7,817
852
59,301
Total equity securities $
229,848
$
-
$
221,719
$
7,817
$
852
$
230,388
Loans held-for-sale $
9,998
$
-
$
9,998
$
-
$
-
$
9,998
Loans held-in-portfolio
38,519,462
-
-
37,858,044
-
37,858,044
Mortgage servicing rights
96,356
-
-
96,356
-
96,356
Derivatives
27,913
-
27,913
-
-
27,913
December 31, 2025
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Liabilities:
Deposits:
Demand deposits $
56,710,732
$
-
$
56,710,732
$
-
$
-
$
56,710,732
Time deposits
9,479,361
-
9,305,980
-
-
9,305,980
Total deposits $
66,190,093
$
-
$
66,016,712
$
-
$
-
$
66,016,712
Assets sold under agreements to repurchase $
39,001
$
-
$
39,004
$
-
$
-
$
39,004
Other short-term borrowings [2]
650,000
-
650,000
-
-
650,000
Notes payable:
FHLB advances $
164,620
$
-
$
163,417
$
-
$
-
$
163,417
Unsecured senior debt securities
396,558
-
419,300
-
-
419,300
Junior subordinated deferrable interest debentures
(related to trust preferred securities)
198,399
-
191,909
-
-
191,909
Total notes payable $
759,577
$
-
$
774,626
$
-
$
-
$
774,626
Derivatives $
25,740
$
-
$
25,740
$
-
$
-
$
25,740
[1]
Refer to Note 27 to the Consolidated Financial Statements

for the fair value by class of financial asset and its hierarchy level.
[2]
Refer to Note 16 to the Consolidated Financial Statements

for the composition of other short-term borrowings.

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

2025

and

2024

and

the

approved

asset

allocation
ranges, by asset category, are summarized in the table below.

Minimum allotment Maximum allotment 2025 2024
Equity
0
%
70
%
12
%
10
%
Debt securities
0
%
100
%
85
%
85
%
Popular related securities
0
%
5
%
1
%
1
%
Cash and cash equivalents
0
%
100
%
2
%
4
%

The following table sets

forth by level, within

the fair value hierarchy,

the Pension Plans’ assets at

fair value at December

31, 2025
and 2024. Investments

measured at net

asset value per share

(“NAV”) as

a practical expedient have

not been classified

in the fair
value hierarchy, but are presented in order to permit reconciliation of the plans’ assets.

2025 2024
(In thousands) Level 1 Level 2 Level 3
Measured
at NAV
Total

Level 1 Level 2 Level 3
Measured
at NAV
Total

Obligations of the U.S.
Government, its agencies,
states and political
subdivisions
$
-
$
15,473
$
-
$
183,353
$
198,826
$
-
$
6,956
$
-
$
125,476
$
132,432
Corporate bonds and
debentures
-
315,583
-
9,146
324,729
-
364,900
-
10,734
375,634
Equity securities - Common
Stock
5,205
-
-
-
5,205
3,821
-
-
-
3,821
Equity securities - ETF's
37,021
8,416
-
-
45,437
32,372
6,503
-
-
38,875
Foreign commingled trust
funds
-
-
-
26,553
26,553
-
-
-
20,097
20,097
Mutual fund
-
11,207
-
-
11,207
-
9,833
-
-
9,833
Mortgage-backed securities
-
138
-
-
138
-
14,160
-
-
14,160
Cash and cash equivalents
9,387
-
-
-
9,387
17,034
-
-
-
17,034
Accrued investment income

-
-
4,356
-
4,356
-
-
5,289
-
5,289
Total assets

$
51,613
$
350,817
$
4,356
$
219,052
$
625,838
$
53,227
$
402,352
$
5,289
$
156,307
$
617,175

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
The following table presents the change in Level

3 assets measured at fair value.

(In thousands) 2025 2024
Balance at beginning of year $
5,289
$
3,927
Purchases, sales, issuance and settlements (net)
(933)
1,362
Balance at end of year $
4,356
$
5,289
There were
no

transfers in

and/or out

of Level

3 for

financial instruments

measured at

fair value

on a

recurring basis

during the
years ended

December 31,

2025 and

2024. There

were
no

transfers in

and/or out

of Level

1 and

Level 2

during the

years ended
December 31, 2025 and 2024.
Information on the shares of common stock held by

the pension plans is provided in the table that

follows.

(In thousands, except number of shares information) 2025 2024
Shares of Popular, Inc. common stock
41,796
40,619
Fair value of shares of Popular, Inc. common

stock
$
5,204
$
3,821
Dividends paid on shares of Popular,

Inc. common stock held by the plan
$
117
$
360
The following table presents the components of net

periodic benefit cost for the years ended

December 31, 2025, 2024 and 2023.

Pension Plans OPEB Plan
(In thousands) 2025 2024 2023 2025 2024 2023
(in thousands)
Service cost $
-
$
-
$
-
$
59
$
127
$
191
Other operating expenses:
Interest cost
29,642
30,234
31,548
5,163
5,686
6,082
Expected return on plan assets
(32,277)
(34,376)
(34,365)
-
-
-
Recognized net actuarial loss
13,799
16,664
21,465
(4,707)
(2,193)
(2,212)
Net periodic cost (benefit) $
11,164
$
12,522
$
18,648
$
515
$
3,620
$
4,061
Other Adjustments
-
-
-
40
-
-
Total cost (benefit)

$
11,164
$
12,522
$
18,648
$
555
$
3,620
$
4,061

The following table sets forth the aggregate status of the plans and the amounts recognized in the consolidated financial statements at December 31, 2025 and 2024.

Pension Plans OPEB Plan
(In thousands) 2025 2024 2025 2024
Change in benefit obligation:
Benefit obligation at beginning of year $
589,758
$
635,794
$
99,172
$
117,045
Service cost

-
-
59
127
Interest cost

29,642
30,234
5,163
5,686
Actuarial (gain)/loss [1]
17,556
(31,747)
6,370
(16,787)
Benefits paid
(44,537)
(44,523)
(6,830)
(6,899)
Other adjustments
-
-
40
-
Benefit obligation at end of year $
592,419
$
589,758
$
103,974
$
99,172
Change in fair value of plan assets:
Fair value of plan assets at beginning of year $
617,175
$
652,426
$
-
$
-
Actual return on plan assets
52,970
9,042
-
-
Employer contributions
230
230
6,830
6,899
Benefits paid
(44,537)
(44,523)
(6,830)
(6,899)
Fair value of plan assets at end of year $
625,838
$
617,175
$
-
$
-
Funded status of the plan:
Benefit obligation at end of year $
(592,419)
$
(589,758)
$
(103,974)
$
(99,172)
Fair value of plan assets at end of year
625,838
617,175
-
-
Funded status at year end $
33,419
$
27,417
$
(103,974)
$
(99,172)
Amounts recognized in accumulated other comprehensive

loss:
Net loss/(gain)
160,081
177,017
(28,971)
(40,048)
Accumulated other comprehensive loss (AOCL) $
160,081
$
177,017
$
(28,971)
$
(40,048)
Reconciliation of net (liabilities) assets:
Net asset (liabilities) at beginning of year $
27,417
$
16,632
$
(99,172)
$
(117,045)
Amount recognized in AOCL at beginning of year,

pre-tax
177,017
200,094
(40,048)
(25,454)
Amount prepaid (liability) at beginning of year
204,434
216,726
(139,220)
(142,499)
Total benefit

cost
(11,164)
(12,522)
(555)
(3,620)
Contributions
230
230
6,830
6,899
Amount prepaid (liability) at end of year
193,500
204,434
(132,945)
(139,220)
Amount recognized in AOCL
(160,081)
(177,017)
28,971
40,048
Net asset/(liabilities) at end of year $
33,419
$
27,417
$
(103,974)
$
(99,172)
[1]
For 2025, the significant component of the Pension Plans

actuarial loss was mainly related to an increase in the

obligation due to a decrease in the
single weighted-average discount rates. For OPEB plans, significant components of the actuarial loss that changed the

benefit obligation were
mainly related to the per capita cost assumption at year

end that deteriorated the funded position as well as

an increase in the obligation due to a
decrease in the single weighted-average discount rate. For 2024,

the significant component of the Pension Plans

actuarial gain were mainly related
to an decrease in the obligation due to an increase in the

single weighted-average discount rates and a change

to certain demographic assumptions
partially offset by a lower return on the fair value of

plan assets.

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
31, 2025 and 2024.

(In thousands) Pension Plans OPEB Plan
2025 2024 2025 2024
Accumulated other comprehensive loss at beginning of year $
177,017
$
200,094
$
(40,048)
$
(25,454)
Increase (decrease) in AOCL:
Recognized during the year:
Amortization of actuarial losses
(13,799)
(16,664)
4,707
2,193
Occurring during the year:
Net actuarial (gains)/losses
(3,137)
(6,413)
6,370
(16,787)
Total (decrease) increase

in AOCL
(16,936)
(23,077)
11,077
(14,594)
Accumulated other comprehensive loss at end of year $
160,081
$
177,017
$
(28,971)
$
(40,048)
The Corporation estimates

the service

and interest cost

components utilizing a

full yield curve

approach in the

estimation of these
components

by

applying the

specific spot

rates

along

the yield

curve

used in

the

determination of

the

benefit obligation

to

their
underlying projected cash flows.

To

determine

benefit

obligation

at

year

end,

the

Corporation

used

a

weighted

average

of

annual

spot

rates

applied

to

future
expected cash flows for years ended December 31, 2025

and 2024.
The following

table presents

the discount

rate and

assumed health

care cost

trend rates

used to

determine the

benefit obligation
and net periodic benefit cost for the plans:

Pension Plan OPEB Plan
Weighted average assumptions used to
determine net periodic benefit cost for the
years ended December 31:
2025 2024 2023 2025 2024 2023
Discount rate for benefit obligation
5.54

-
5.57
%
5.02

-
5.05
%
5.34

-
5.37
%
5.65
%
5.10
%
5.42
%
Discount rate for service cost N/A N/A N/A
5.95
%
5.37
%
5.66
%
Discount rate for interest cost
5.26

-
5.27
%
4.95

-
4.96
%
5.23

-
5.24
%
5.37
%
4.99
%
5.28
%
Expected return on plan assets
5.6
0 -
6.70
%
5.6
0 -
6.60
%
5.9
0 -
6.5
0 % N/A N/A N/A
Initial health care cost trend rate N/A N/A N/A
7.00
%
7.25
%
7.50
%
Ultimate health care cost trend rate N/A N/A N/A
4.50
%
4.50
%
4.50
%
Year that the ultimate trend

rate is reached
N/A N/A N/A
2035
2035
2035
Pension Plans OPEB Plan
Weighted average assumptions used to determine

benefit obligation at
December 31: 2025 2024 2025 2024
Discount rate for benefit obligation
5.25
-
5.29
%
5.54
-
5.57
%
5.44
%
5.65
%
Initial health care cost trend rate N/A N/A
6.75
%
7.00
%
Ultimate health care cost trend rate N/A N/A
4.50
%
4.50
%
Year that the ultimate trend

rate is reached
N/A N/A
2035
2035

The following table presents information for plans with a projected benefit obligation and accumulated benefit obligation in excess of plan assets for the years ended December 31,

2025 and 2024.

Pension Plans OPEB Plan
(In thousands) 2025 2024 2025 2024
Projected benefit obligation $
34,236
$
33,993
$
103,974
$
99,172
Accumulated benefit obligation

34,236
33,993
103,974
99,172
Fair value of plan assets

29,498
28,177
-
-
The

following table

presents information

for plans

with plan

assets in

excess of

its

projected benefit

obligation and

accumulated
benefit obligation for the years ended December 31,

2025 and 2024.

Pension Plans OPEB Plan
(In thousands) 2025 2024 2025 2024
Projected benefit obligation $
558,183
$
555,765
$
-
$
-
Accumulated benefit obligation

558,183
555,765
-
-
Fair value of plan assets

596,341
588,998
-
-
The Corporation expects to make the following contributions

to the plans during the year ended December

31, 2026.

(In thousands) 2026
Pension Plans $
227
OPEB Plan $
5,914
Benefit payments projected to be made from the

plans during the next ten years are presented

in the table below.

(In thousands) Pension Plans OPEB Plan
2026 $
50,385
$
5,914
2027
45,855
6,089
2028
45,683
6,321
2029
45,394
6,534
2030
45,017
6,733
2031 - 2035
215,895
35,655

The table below presents a breakdown of the

plans’ assets and liabilities at December

31, 2025 and 2024.

Pension Plans OPEB Plan
(In thousands) 2025 2024 2025 2024
Non-current assets $
38,157
$
33,233
$
-
$
-
Current liabilities

222
222
5,805
5,304
Non-current liabilities
4,516
5,594
98,169
93,868
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

December 31, 2025 was $
22.2

million (2024 - $
21.4

million, 2023 - $
20.3

million).

The

plans held
1,150,624

(2024 –
1,177,588
) shares

of common

stock

of

the

Corporation with

a market

value of

approximately
$
143.3

million at December 31, 2025 (2024 - $
110.8

million).

Note 30 – Net income per common share
The

following table

sets

forth the

computation of

net

income per

common share

(“EPS”), basic

and diluted,

for the

years

ended
December 31, 2025, 2024 and 2023:

(In thousands, except per share information) 2025 2024 2023
Net income $
833,159
$
614,212
$
541,342
Preferred stock dividends
(1,412)
(1,412)
(1,412)
Net income applicable to common stock $
831,747
$
612,800
$
539,930
Average common shares outstanding
67,586,130
71,590,757
71,710,265
Average potential dilutive common shares

26,717
32,945
81,427
Average common shares outstanding - assuming dilution
67,612,847
71,623,702
71,791,692
Basic EPS $
12.31
$
8.56
$
7.53
Diluted EPS $
12.30
$
8.56
$
7.52
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

the Corporation’s revenue streams

from contracts with customers

by reportable segment for the

years
ended December 31, 2025, 2024, and 2023.

Years ended December

31,
(In thousands) 2025 2024 2023
BPPR Popular U.S. BPPR Popular U.S. BPPR Popular U.S.
Service charges on deposit accounts $
145,244
$
10,624
$
141,240
$
10,103
$
137,297
$
10,179
Other service fees:
Debit card fees [1]
111,979
854
105,017
793
98,779
853
Insurance fees, excluding reinsurance
36,540
7,759
44,808
6,946
46,903
5,602
Credit card fees, excluding late fees and membership

fees
[1]
109,614
1,363
102,849
1,587
102,214
1,597
Sale and administration of investment products
37,693
-
33,213
-
26,316
-
Trust fees
28,313
-
27,659
-
26,160
-
Total revenue from

contracts with customers
[2] $
469,383
$
20,600
$
454,786
$
19,429
$
437,669
$
18,231
[1] Effective in the third quarter of 2024, the

Corporation reclassified certain interchange fees, which

were previously included jointly with credit card
fees from common network activity,

as debit card fees. For the year ended December 31, 2024,

these interchange fees were approximately $
45.5
million, which include approximately $
22.2

million corresponding to the first and second quarters

of 2024 which were reclassified. For the year
ended December 31, 2023, interchange fees of approximately

$
45.3

million were reclassified.
[2] The amounts include intersegment transactions of $
2.4

million, $
4.5

million and $
5
.0 million, respectively, for the

years ended December 31,
2025, 2024 and 2023.
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
0.30

to
29.0
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

December 31, 2025
(In thousands) 2026 2027 2028 2029 2030
Later
Years
Total Lease
Payments
Less: Imputed
Interest Total
Operating Leases $
24,644
$
20,150
$
17,858
$
15,645
$
9,997
$
35,309
$
123,603
$
(18,645)
$
104,958
Finance Leases
5,051
3,805
3,506
3,351
3,288
12,854
31,855
(4,466)
27,389
The following table presents the lease cost recognized

by the Corporation in the Consolidated

Statements of Operations as follows:

Years ended December

31,
(In thousands) 2025 2024 2023
Finance lease cost:
Amortization of ROU assets $
3,351
$
3,006
$
4,192
Interest on lease liabilities
944
912
1,063
Operating lease cost
29,670
30,660
31,596
Short-term lease cost
814
497
456
Variable lease cost
354
290
211
Sublease income
(60)
(81)
(66)
Total lease cost

[1]
$
35,073
$
35,284
$
37,452
[1]
Total lease cost

is recognized as part of net occupancy expense.
The

following

table

presents

supplemental

cash

flow

information

and

other

related

information

related

to

operating

and

finance
leases.

Years ended December

31,
(Dollars in thousands) 2025 2024 2023
Cash paid for amounts included in the measurement of

lease liabilities:
Operating cash flows from operating leases $
30,054
$
31,416
$
31,124
Operating cash flows from finance leases
943
912
1,063
Financing cash flows from finance leases
3,933
3,977
5,360
ROU assets obtained in exchange for new lease obligations:
Operating leases $
12,231
$
2,290
$
8,048
Finance leases
6,954
732
6,198
Weighted-average remaining lease term:
Operating leases
7.8
years
7.2
years
7.3
years
Finance leases
9.3
years
8.1
years
8.3
years
Weighted-average discount rate:
Operating leases
3.7
%
3.4
%
3.3
%
Finance leases
3.8
%
3.6
%
3.9
%
As of December 31, 2025, the Corporation had

additional operating leases contracts that have

not yet commenced with an
undiscounted contract amount of $
5.2

million, which will have lease terms of
10

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
The

following

table

summarizes

the

restricted

stock

and

performance

shares

activity

under

the

Incentive

Plan

for

members

of
management.

(Not in thousands) Shares
Weighted-average
grant date fair value
Non-vested at January 1, 2023
281,963
$
56.50
Granted
257,757
66.01
Performance Shares Quantity Adjustment
19,753
75.32
Vested

(243,133)
66.31
Forfeited
(16,444)
55.82
Non-vested at December 31, 2023
299,896
$
58.20
Granted
242,474
86.62
Performance Shares Quantity Adjustment
(18,650)
87.79
Vested

(267,873)
74.26
Forfeited
(7,939)
50.68
Non-vested at December 31, 2024
247,908
$
66.86
Granted
226,259
100.35
Performance Shares Quantity Adjustment
55,517
91.18
Vested

(293,939)
90.00
Forfeited
(8,787)
66.53
Non-vested at December 31, 2025
226,958
$
76.13
During

the

year

ended

December

31,

2025,
194,599

shares

of

restricted

stock

(2024

-
177,249
;

2023

-
200,303
)

and
31,660
performance shares (2024 -
65,225
; 2023 -
57,454
) were awarded to management under the

Incentive Plan.
During

the

year

ended

December

31,

2025,

the

Corporation

recognized

$
18.3

million

of

restricted

stock

expense

related

to
management incentive awards, with a tax benefit of $
2.5

million (2024 - $
14.0

million, with a tax benefit of $
2.4

million; 2023 - $
11.5
million, with

a tax

benefit of

$
1.9

million). During

the year

ended December

31, 2025,

the fair

market value

of the

restricted stock
and performance shares vested was $
20.4

million at grant date and $
28.0

million at vesting date. This differential triggers

a windfall
of $
2.8

million that was recorded as a reduction in income tax expense.

During the year ended December 31, 2025, the Corporation
recognized $
4.3

million of performance

shares expense, with

a tax benefit

of $
0.4

million (2024 -

$
3.9

million, with a

tax benefit of
$
0.3

million; 2023 - $
3.5

million, with a tax benefit of $
0.1

million).

The total unrecognized compensation cost related to non-vested restricted

stock

awards

and

performance

shares

to

members

of

management

at

December

31,

2025

was

$
12.4

million

and

is
expected to be recognized over a weighted-average

period of
1.58

years.
The following table summarizes the restricted stock

activity under the Incentive Plan for members of

the Board of Directors:

(Not in thousands) Units/Stocks
Weighted-average

grant
date fair value
Non-vested at January 1, 2023
-
-
Granted
39,104
$
55.30
Vested

(39,104)
55.30
Forfeited
-
-
Non-vested at December 31, 2023
-
-
Granted
25,462
$
89.51
Vested

(25,462)
89.51
Forfeited
-
-
Non-vested at December 31, 2024
-
-
Granted
24,476
$
101.33
Vested

(5,363)
104.33
Forfeited
-
-
Non-vested at December 31, 2025
19,113
100.49

The equity awards granted to members of the Board of Directors of Popular,

Inc. (the “Directors”) on or after May 2025 will vest and
become non-forfeitable on the first anniversary of the grant date of such award. Equity awards granted to the Directors may be paid
in either common stock or RSUs

at each Director`s election. If RSUs

are elected, the Directors may defer the delivery

of the shares
of common stock underlying

the RSUs award until

their retirement. To

the extent that cash

dividends are paid on

the Corporation’s
outstanding common stock, the Directors will

receive an additional number of RSUs

that reflect a reinvested dividend equivalent.

For 2025, 2024 and

2023, Directors elected RSUs and

common stock.

For the year ended December

31, 2025,
21,788

RSUs and
2,688

shares of

restricted stock

were granted

to the

Directors (2024

-
24,070

RSUs and
1,392

shares of

restricted stock;

2023 -
36,804

RSUs

and
2,300

shares

of

restricted

stock).

For

the

year

ended

December

31,

2025,

$
2.0

million

of

restricted

stock
expense related

to these

shares was

recognized, with

a tax

benefit of

$
0.4

million (2024

- $
2.2

million with

a tax

benefit of

$
0.4
million; 2023

- $
2.2

million with

a tax

benefit of

$
0.4

million).

The fair

value at

vesting date

of the

RSUs vested

during the

year
ended December 31, 2025 for the Directors was $
0.6

million.

Note 34 – Income taxes

The

income

before

income tax

and the

components of

income tax

expense

disaggregated between

domestic (Puerto

Rico) and
foreign (including Unites

States federal and

state) for the

years ended December

31, 2025, 2024

and 2023 are

summarized in the
following tables:

(In thousands) 2025 2024 2023
Income before income tax
Puerto Rico $
730,740
$
545,298
$
468,001
Foreign
276,053
251,320
207,538
Total income

before tax
$
1,006,793
$
796,618
$
675,539
Current income tax expense:
Puerto Rico $
107,055
$
107,405
$
168,001
Foreign
60,197
51,291
9,335
Total current income

tax expense
$
167,252
$
158,696
$
177,336
Deferred income tax (benefit) expense:
Puerto Rico $
(7,473)
$
(6,982)
$
(50,871)
Foreign
13,855
30,692
7,732
Total deferred income

tax expense (benefit)
$
6,382
$
23,710
$
(43,139)
Total income tax

expense

$
173,634
$
182,406
$
134,197
The following table represents income taxes paid

(net of refunds) for the year ended December

31, 2025:

(In thousands) 2025
Income Taxes Paid
Puerto Rico [1] $
148,043
Foreign income tax paid
United States Federal
40,820
United States - States and Local
15,077
Other Foreign
234
Total foreign income

tax paid
56,131
Total income tax

paid
$
204,174
[1] Includes $
141.8

million paid for the purchase of tax credits in Puerto

Rico.
The tables below

present a reconciliation

of the statutory

income tax rate

to the effective

income tax rate.

The Company uses

the
Puerto Rico statutory tax rate as the national

tax rate, since Popular, Inc. is based in Puerto Rico.

2025
(In thousands)
Amount

% of pre-tax
income
Computed income tax at Puerto Rico statutory tax

rate
$
377,547
37.5
%
Foreign Tax Effects

United States
Statutory Tax Rate

difference between United States and Puerto Rico
(21,337)
(2.1)
BPPR U.S. Branch Federal and State Taxes
30,789
3.1
State and Local Taxes
14,821
1.5
Other adjustments
1,050
0.1
Other foreign jurisdictions
(89)
-
Total foreign tax

effects
25,234
2.6
Effect of Cross Borders Tax

Laws

P.R. Tax

on Intercompany Distributions
(980)
(0.1)
P.R. foreign

tax credit
(30,789)
(3.1)
Total effect

of cross borders tax laws
(31,769)
(3.2)
Tax Credits
Discount on Tax

Credits Purchased
(8,443)
(0.8)
Total tax credits
(8,443)
(0.8)
Change in Valuation Allowance

11,512
1.1
Non taxable or Non deductible Items
Net benefit of tax-exempt interest income
(152,774)
(15.2)
International banking entity exempt income
(36,484)
(3.6)
Other
(5,729)
(0.6)
Total non-taxable

or non-deductible items
(194,987)
(19.4)
Effect of Other Adjustments
(5,460)
(0.5)
Income tax expense

$ 173,634
17.3
%

2024 2023
(In thousands)
Amount

% of pre-tax
income
Amount

% of pre-tax
income
Computed income tax at statutory states
$
298,732
37.5
%
253,327
37.5
%
Net benefit of tax-exempt interest income
(125,732)
(15.8)
(95,222)
(14.1)
Effect of income subject to preferential tax rate
(29)
-
(1,854)
(0.3)
Deferred tax asset valuation allowance
3,390
0.4
2,304
0.3
Difference in tax rates due to multiple jurisdictions
(17,111)
(2.1)
(12,857)
(1.9)
Change in tax rates
Unrecognized tax benefits
-
-
(1,529)
(0.2)
Other tax benefits
(4,500)
(0.6)
(2,925)
(0.4)
Tax on intercompany

distributions
24,325
3.1
-
-
States and local taxes
9,634
1.2
6,687
1.0
Others
(6,303)
(0.8)
(13,734)
(2.0)
Income tax expense

$
182,406
22.9
%
134,197
19.9
%
Deferred income taxes reflect the

net tax effects

of temporary differences between the

carrying amounts of assets and

liabilities for
financial reporting

purposes and

their tax

bases. Significant

components of

the Corporation’s

deferred tax

assets and

liabilities at
2025 and 2024 were as follows:

December 31, 2025

(In thousands)
PR US Total
Deferred tax assets:
Tax credits available

for carryforward
$
7,318
$
46,632
$
53,950
Net operating loss and other carryforward available

59,578
568,156
627,734
Postretirement and pension benefits
29,453
-
29,453
Allowance for credit losses
255,017
28,465
283,482
Deferred loan origination fees/cost
7,205
(2,474)
4,731
Depreciation
8,422
7,899
16,321
FDIC-assisted transaction
152,665
-
152,665
Lease liability
27,382
17,758
45,140
Unrealized net loss on investment securities
160,809
12,850
173,659
Difference in outside basis from pass-through entities
54,457
-
54,457
Mortgage Servicing Rights
15,375
-
15,375
Other temporary differences
26,347
7,586
33,933
Total gross deferred

tax assets
804,028
686,872
1,490,900
Deferred tax liabilities:
Intangibles
92,797
55,760
148,557
Right of use assets
24,846
15,875
40,721
Loans acquired
17,053
-
17,053
Other temporary differences
7,082
429
7,511

Total gross deferred

tax liabilities
141,778
72,064
213,842
Valuation allowance
78,153
386,587
464,740
Net deferred tax asset $
584,097
$
228,221
$
812,318

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
252,411
20,996
273,407
Difference in outside basis from pass-through entities
50,144
-
50,144
Mortgage Servicing Rights
14,475
-
14,475
Other temporary differences
41,127
9,072
50,199
Total gross deferred

tax assets
875,700
713,170
1,588,870
Deferred tax liabilities:
Intangibles
88,351
55,926
144,277
Right of use assets
22,784
14,454
37,238
Deferred loan origination fees/cost
(1,880)
2,085
205
Loans acquired
18,415
-
18,415
Other temporary differences
6,799
429
7,228

Total gross deferred

tax liabilities
134,469
72,894
207,363
Valuation allowance
69,837
386,914
456,751
Net deferred tax asset $
671,394
$
253,362
$
924,756

The net deferred tax

asset shown in the

table above at

December 31, 2025, is

reflected in the consolidated

statements of financial
condition as $
814.2

million in net deferred tax

assets (in the “other assets”

caption) (December 31, 2024 -

$
926.3

million) and $
1.9
million in deferred tax liabilities (in the “other liabilities” caption) (December 31, 2024- $
1.6

million), reflecting the aggregate deferred
tax assets or

liabilities of individual

tax-paying subsidiaries of the

Corporation in their

respective tax jurisdiction, Puerto

Rico or the
United States.

During the year ended December 31, 2025,

the net valuation allowance increased by approximately

$
8.0

million.
The deferred tax asset related to the NOLs and

other carryforwards as of December 31, 2025, expires

as follows:

(In thousands)
2027
406
2028
196,569
2029
118,594
2030
127,136
2031
103,555
2032
15,872
2033
21,032
2034 -
2035
44,570
$
627,734
At December

31, 2025, the

net deferred tax

asset of the

U.S. operations amounted

to $
614.8

million with

a valuation allowance

of
$
386.6

million, for a net deferred tax asset

of $
228.2

million. The Corporation evaluates the realization of the

deferred tax assets by
taxing jurisdiction,

on a quarterly basis.

The U.S. Operations have generated taxable income each of the last three years,

with 2025
having the highest

taxable income. These financial

results are objectively verifiable

positive evidence. Additionally,

the Corporation
considered as negative

evidence, inconsistency

in

performance trends,

including lower than

anticipated results

in

recent periods.

Also, management considered

the uncertainty in

predicting future taxable

income, as

given the impact

of external factors

such as
changes in

macroeconomic conditions,

geopolitical issues,

and shifts

in monetary

policy.

In

addition, management

evaluated the
expiration period of the NOLs carried forward

which begin to expire in 2028.

As of

December 31,

2025, after weighting

all positive

and negative evidence,

the Corporation concluded

that it

is more

likely than
not that approximately $
228.2

million of the deferred tax assets from the

U.S. operations, comprised mainly of net operating losses,
will

be

realized.

The

Corporation based

this

determination

on

its

estimated

taxable

income

available

to

realize

the

deferred

tax
assets for

the remaining carryforward

periods, together

with the

historical level of

book income

adjusted by permanent

differences
and taxable income. Management will continue to

monitor and review the U.S. operation’s

results, including recent earnings trends,
pre-tax

earnings

forecasts,

new

tax

initiatives,

and

performance

indicators

such

as

net

income

versus

forecast,

targeted

loan
growth,

net

interest

income

margin,

changes

in

deposit

costs,

allowance

for

credit

losses,

charge-offs,

NPLs

inflows,

and

NPA
balances. Significant changes, or a combination of changes, could positively or negatively impact the amount of deferred tax assets
to be realized in the future.
At December 31,

2025, the Corporation’s

net deferred tax

assets related to

its Puerto Rico

operations amounted to

$
662.3

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

in

future

years.

This

objectively

verifiable

negative

evidence is

considered

by

Management strong

negative

evidence that
suggests that

income in

future years

will be

insufficient to

support the

realization of

all deferred

tax assets.

After weighting

of all
positive

and

negative evidence,

Management concluded

as

of

the reporting

date,

that

it

is

more

likely

than

not that

the

Holding
Company will not be

able to realize any

portion of the deferred tax

assets. Accordingly, the

Corporation has maintained a valuation
allowance on the deferred tax assets of $
78.2

million as of December 31, 2025.

The Corporation’s

subsidiaries in

the United

States file

a consolidated

federal income

tax return.

The intercompany

settlement of
taxes paid is based on tax sharing agreements

which generally allocate taxes to each

entity based on a separate return basis.
The following table presents a reconciliation of

unrecognized tax benefits.

(In millions)
Balance at January 1, 2024 $
1.5
Balance at December 31, 2024 $
1.5
Balance at December 31, 2025 $
1.5
At

December 31,

2025, the

total amount

of

interest recognized

in the

statement of

financial condition

approximated

$
2.5

million
(2024 - $
2.4

million). The total interest

expense recognized during 2025 was

$
110

thousand (2024 - $
110

thousand). Management
determined that, as of

December 31, 2025 and

2024, there was
no

need to accrue for

the payment of penalties.

The Corporation’s
policy is

to report

interest related

to unrecognized

tax benefits

in income

tax expense,

while the

penalties, if

any,

are reported

in
other operating expenses in the consolidated statements

of operations.

After consideration

of the

effect on

U.S. federal

tax of

unrecognized U.S.

state tax

benefits, the

total amount

of unrecognized

tax
benefits, including U.S. and Puerto Rico that, if recognized, would affect the Corporation’s effective tax rate, was approximately $
3.0
million at December 31, 2025 (2024 - $
3.0

million).
The amount of

unrecognized tax benefits

may increase or

decrease in the

future for various

reasons including adding amounts

for
current

tax

year

positions,

expiration

of

open

income

tax

returns

due

to

the

statute

of

limitations,

changes

in

management’s
judgment about

the level

of uncertainty,

status of

examinations, litigation

and legislative

activity,

and the

addition or

elimination of
uncertain tax positions.

The Corporation does not anticipate a

reduction in the total amount

of unrecognized tax benefits within the
next 12 months.
The

Corporation and

its subsidiaries

file

income tax

returns in

Puerto

Rico, the

U.S. federal

jurisdiction, various

U.S. states

and
political subdivisions, and

foreign jurisdictions. As

of December 31,

2025, the

following years remain

subject to

examination in the
U.S. Federal jurisdiction – 2022 and thereafter and

in the Puerto Rico jurisdiction – 2019 and thereafter.

Note 35 – Supplemental disclosure on the consolidated

statements of cash flows
Additional disclosures on cash flow information and

non-cash activities for the years ended December

31, 2025, 2024 and 2023 are
listed in the following table:

(In thousands) 2025 2024 2023
Income taxes paid $
204,174
$
186,659
$
185,423
Interest paid
1,236,290
1,389,354
1,093,968
Non-cash activities:

Loans transferred to other real estate
30,755
43,082
60,976

Loans transferred to other property
87,209
83,851
72,069

Total loans transferred

to foreclosed assets
117,964
126,933
133,045

Loans transferred to other assets
47,338
50,478
28,616

Financed sales of other real estate assets
6,059
10,620
10,378

Financed sales of other foreclosed assets
56,384
52,385
49,361

Total financed sales

of foreclosed assets
62,443
63,005
59,739

Financed sale of premises and equipment
63,610
127,785
88,537

Transfers from premises and equipment to

long-lived assets held-for-sale
-
50,645
-

Transfers from loans held-in-portfolio to

loans held-for-sale
5,740
28,001
57,256

Transfers from loans held-for-sale to loans

held-in-portfolio
2,510
6,007
5,354

Loans securitized into investment securities
[1]
14,251
15,160
37,345

Trades payable to brokers and counterparties
595,911
495,139
30

Net change in receivables from investments securities
14,670
161,400
51,000

Recognition of mortgage servicing rights on securitizations

or asset transfers
1,133
1,364
2,097

Loans booked under the GNMA buy-back option
5,274
3,537
6,014

Capitalization of right of use assets
35,702
5,202
23,991
[1]

Includes loans securitized into trading securities and subsequently sold before year end.
The following table provides a reconciliation of

cash and due from banks, and restricted cash

reported within the Consolidated
Statement of Financial Condition that sum to the total of

the same such amounts shown in the Consolidated

Statement of Cash
Flows.

(In thousands) December 31, 2025 December 31, 2024 December 31, 2023
Cash and due from banks $
396,735
$
411,375
$
383,385
Restricted cash and due from banks
6,020
8,263
37,077
Restricted cash in money market investments
10,234
9,768
7,113
Total cash and due

from banks, and restricted cash
[2] $
412,989
$
429,406
$
427,575
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

For the year ended December 31, 2025
Intersegment

(In thousands) BPPR Popular U.S. Eliminations
Interest income $
2,995,591
$
787,775
$
(3,145)
Interest expense
829,974
375,876
(3,145)
Net interest income
2,165,617
411,899
-
Provision for credit losses
241,032
19,280
-
Non-interest income

584,442
26,679
-
Personnel costs
655,433
109,053
-
Professional fees
52,088
10,978
-
Technology and

software expenses
262,540
39,583
-
Processing and transactional services
149,998
2,370
-
Amortization of intangibles
1,062
688
-
Goodwill impairment charge
-
13,000
-
Depreciation expense
42,664
8,979
-
Other operating expenses [1]
483,255
103,437
-
Total operating

expenses
1,647,040
288,088
-
Income before income tax
861,987
131,210
-
Income tax expense
132,434
43,449
-
Net income $
729,553
$
87,761
$
-
Segment assets $
59,934,092
$
15,062,430
$
(66,857)
For the year ended December 31, 2025
Reportable Total
(In thousands)

Segments
Corporate Eliminations Popular, Inc.
Interest income $
3,780,221
$
6,654
$
(3,866)
$
3,783,009
Interest expense
1,202,705
42,967
(3,866)
1,241,806
Net interest income (expense)
2,577,516
(36,313)
-
2,541,203
Provision for credit losses (benefit)
260,312
(149)
-
260,163
Non-interest income
611,121
50,902
(4,004)
658,019
Personnel costs
764,486
140,728
-
905,214
Professional fees
63,066
48,145
(1,113)
110,098
Technology and

software expenses
302,123
39,482
-
341,605
Processing and transactional services
152,368
18
-
152,386
Amortization of intangibles
1,750
-
-
1,750
Goodwill impairment charge
13,000
-
-
13,000
Depreciation expense
51,643
1,587
-
53,230
Other operating expenses [1]
586,692
(228,292)
(3,417)
354,983
Total operating

expenses
1,935,128
1,668
(4,530)
1,932,266
Income before income tax
993,197
13,070
526
1,006,793
Income tax expense
175,883
(2,554)
305
173,634
Net income $
817,314
$
15,624
$
221
$
833,159
Segment assets $
74,929,665
$
5,820,869
$
(5,402,267)
$
75,348,267
[1]
Other operating expenses includes net occupancy expenses,

equipment expense, excluding depreciation, other operating taxes, communications expense, business promotion expenses, deposit insurance costs and OREO expenses.

For the year ended December 31, 2024
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
For the year ended December 31, 2024
Reportable Total
(In thousands)

Segments
Corporate Eliminations Popular, Inc.
Interest income $
3,670,308
$
12,589
$
(9,634)
$
3,673,263
Interest expense
1,357,740
42,869
(9,634)
1,390,975
Net interest income (expense)
2,312,568
(30,280)
-
2,282,288
Provision for credit losses (benefit)
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
Income tax expense (benefit)
161,756
20,609
41
182,406
Net income $
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

(benefit)
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
Income tax expense (benefit)
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
Other operating expenses (benefit)
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
participate, 2023 -

$
81

million). Total

assets for the BPPR

segment related to

its operations in

the United States

amounted to $
1.4
billion

(December

31,

2024

-

$
1.6

billion),

including

$
102

million

in

multifamily

loans

(December

31,

2024

-

$
104

million),

$
435
million in

commercial real

estate loans (December

31, 2024

- $
588

million), $
714

million in

C&I loans (December

31, 2024

- $
685
million), and

$
41

million in

unsecured personal

loans (December

31, 2024

- $
113

million). During

the year

ended December

31,
2025, the

BPPR segment generated

$
98.4

million (2024

- $
124.2

million, 2023 -

$
117.7

million) in

revenues from its

operations in
the United States, mainly from net interest income. In the Virgin Islands, the BPPR segment offers banking products,

including loans
and deposits.

Total

assets for

the BPPR

segment related to

its operations

in the

U.S. and

British Virgin

Islands amounted

to $
1.0
billion (December 31, 2024 - $
1.0

billion). The BPPR segment generated $
52.1

million in revenues during the year ended December
31, 2025 (2024 - $
43.4

million, 2023 - $
45.0

million) from its operations in the U.S. and

British Virgin Islands.

(In thousands) 2025 2024 2023
Revenues: [1]
Puerto Rico

$
2,558,396
$
2,334,721
$
2,175,938
United States
542,287
520,534
518,805
Other
98,539
85,942
87,505
Total consolidated

revenues
$
3,199,222
$
2,941,197
$
2,782,248
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

Selected Balance Sheet Information
(In thousands) 2025 2024 2023
Puerto Rico
Total assets $
57,955,465
$
55,888,211
$
54,181,300
Loans
25,853,231
24,154,610
22,519,961
Deposits
52,451,498
52,099,309
51,282,007
United States
Total assets $
16,101,705
$
15,890,339
$
15,343,156
Loans
12,966,468
12,431,859
12,006,012
Deposits
11,987,581
11,030,879
10,643,602
Other
Total assets $
1,291,097
$
1,266,833
$
1,233,699
Loans
517,817
526,606
543,299
Deposits [1]
1,751,014
1,754,157
1,692,634
[1]
Represents deposits from BPPR operations located in the

U.S. and British Virgin Islands.

Note 37 - Popular, Inc. (holding company only) financial information
The following

condensed financial

information presents

the financial

position of

Popular,

Inc. Holding

Company only

at December
31, 2025 and 2024, and the results of its

operations and cash flows for the years ended

December 31, 2025, 2024 and 2023.

Condensed Statements of Condition
December 31,
(In thousands) 2025 2024
ASSETS
Cash and due from banks (includes $
185,376

due from bank subsidiary (2024 - $
175,715
)) $
185,376
$
175,715
Money market investments
328,027
453,723
Debt securities held-to-maturity,

at amortized cost (includes $
3,125

in common

securities from statutory trusts (2024 - $
3,125
))
[1]
3,125
3,125
Equity securities, at lower of cost or realizable value
32,677
29,170
Investment in BPPR and subsidiaries, at equity
3,783,899
3,183,855
Investment in Popular North America and subsidiaries,

at equity
2,021,808
1,908,608
Investment in other non-bank subsidiaries, at equity
427,453
408,639
Other loans

24,301
25,662
Less - Allowance for credit losses
132
281
Premises and equipment
5,228
6,299
Investment in equity method investees
5,145
5,279
Other assets (includes $
1,967

due from subsidiaries and affiliate (2024 - $
3,875
))
73,887
48,986
Total assets

$
6,890,794
$
6,248,780
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable $
500,706
$
499,346
Other liabilities (includes $
6,924

due to subsidiaries and affiliate (2024 - $
11,418
))
140,773
136,249
Stockholders’ equity
6,249,315
5,613,185
Total liabilities and

stockholders’ equity

$
6,890,794
$
6,248,780
[1] Refer to Note 17 to the consolidated financial statements for information on the statutory trusts.

Condensed Statements of Operations
Years ended December 31,
(In thousands) 2025 2024 2023
Income:
Dividends from subsidiaries $
596,500
$
623,000
$
208,000
Interest income (includes $
3,984

due from subsidiaries and affiliates (2024 -

$
9,693
; 2023 -
$
15,401
))
6,487
12,139
17,715
(Losses) earnings from investments in equity method investees
(135)
15
(84)
Other operating income
1
3
-
Net gain (losses), including impairment, on equity securities
297
(293)
2,012
Total income

603,150
634,864
227,643
Expenses:
Interest expense
36,738
36,640
42,691
Provision for credit losses (benefit)
(149)
230
(300)
Operating expenses (includes expenses for services provided

by subsidiaries and affiliate of
$
17,767

(2024 - $
13,265

; 2023 - $
13,463
)), net of reimbursement by subsidiaries for services
provided by parent of $
253,213

(2024 - $
226,299

; 2023 - $
215,479
)
315
730
924
Total expenses
36,904
37,600
43,315
Income before income taxes and equity in undistributed

earnings of subsidiaries
566,246
597,264
184,328
Income tax (benefit) expense [1]
(2,053)
23,410
-
Income before equity in undistributed earnings of subsidiaries
568,299
573,854
184,328
Equity in undistributed earnings of subsidiaries
264,860
40,358
357,014
Net income $
833,159
$
614,212
$
541,342
Comprehensive income, net of tax $
1,312,312
$
848,503
$
1,170,739
[1] The net income

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

Condensed Statements of Cash Flows
Years ended December 31,
(In thousands) 2025 2024 2023
Cash flows from operating activities:
Net income $
833,159
$
614,212
$
541,342
Adjustments to reconcile net income to net cash provided

by operating activities:
Equity in earnings of subsidiaries, net of dividends or

distributions
(264,860)
(40,358)
(357,014)
Provision for credit (benefit) losses
(149)
230
(300)
Net accretion of discounts and amortization of premiums and

deferred fees

1,347
1,248
1,754
Share-based compensation
14,527
10,785
9,735
Losses (earnings) from investments under the equity method,

net of dividends or distributions
135
(15)
84
Net increase in:
Equity securities
(3,507)
(5,176)
(5,158)
Other assets
(22,723)
(10,531)
(62)
Net increase (decrease) in:
Interest payable
-
-
3,239
Other liabilities
6,255
12,507
(3,377)
Total adjustments
(268,975)
(31,310)
(351,099)
Net cash provided by operating activities
564,184
582,902
190,243
Cash flows from investing activities:

Net decrease (increase) in money market investments
126,000
(210,000)
(165,000)
Net repayments on other loans
1,373
1,307
1,252
Capital contribution to subsidiaries
(10,000)
(1,725)
(4,150)
Return of capital from wholly owned subsidiaries
23,000
67,400
64,000
Acquisition of premises and equipment
(639)
(961)
(2,266)
Proceeds from sale of premises and equipment
123
135
68
Net cash provided by (used in) investing activities
139,857
(143,844)
(106,096)
Cash flows from financing activities:

Payments of notes payable
-
-
(300,000)
Proceeds from issuances of notes payable
-
-
393,061
Proceeds from issuances of common stock
16,698
16,312
14,045
Dividends paid
(197,568)
(180,461)
(159,860)
Net payments for repurchase of common stock
(504,815)
(218,619)
(1,396)
Payments related to tax withholding for share-based compensation
(8,392)
(6,699)
(4,083)
Net cash used in financing activities
(694,077)
(389,467)
(58,233)
Net increase in cash and due from banks, and restricted

cash

9,964
49,591
25,914
Cash and due from banks, and restricted cash at beginning

of period
178,438
128,847
102,933
Cash and due from banks, and restricted cash at end of period $
188,402
$
178,438
$
128,847

During

the

year

ended

December

31,

2025,

Popular,

Inc.

(parent

company

only)

received

dividend

distributions

from

PIBI’s
amounting to $
23.0

million (2024 - $
17.4

million; 2023 - $
14.0

million). PIBI’s main source of income is its investment in BHD. There were no dividend distributions from PNA for the year

ended December 31, 2025 (2024 - $
50.0

million; 2023 - $
50.0

million).
Notes payable include junior

subordinated debentures issued by

the Corporation that are

associated to capital securities

issued by
the

Popular Capital

Trust

II

and medium-term

notes. Refer

to

Note 17

for

a description

of

significant provisions

related to

these
junior subordinated

debentures. The following

table presents

the aggregate amounts

by contractual maturities

of notes

payable at
December 31, 2025:

Year (In thousands)
2026 $
-
2027
-
2028
396,558
2029
-
2030
-
Later years
104,148
Total

$
500,706

SIGNATURES
Pursuant to the

requirements of Section

13 or

15 (d)

of the Securities

Exchange Act of

1934, the registrant

has duly caused

this
report to be signed on its behalf by the undersigned,

thereunto duly authorized on March 2, 2026.
POPULAR, INC.
(Registrant)
By: /S/ JAVIER D. FERRER
Javier D. Ferrer
President and Chief Executive
Officer
Pursuant to the requirements

of the Securities Exchange Act

of 1934, this report

has been signed below by

the following persons
on behalf of the registrant and in the capacities

and on the dates indicated.
/S/ RICHARD L. CARRIÓN Chairman of the Board 03/02/2026
Richard L. Carrión
Chairman of the Board
/S/ JAVIER D. FERRER President, Chief Executive Officer 03/02/2026
Javier D. Ferrer and Director
President and Chief Executive Officer
/S/ JORGE J. GARCÍA Principal Financial Officer 03/02/2026
Jorge J. García
Executive

Vice

President

and

Chief

Financial
Officer
/S/ DENISSA M. RODRÍGUEZ Principal Accounting Officer 03/02/2026
Denissa M. Rodríguez
Senior Vice President and Comptroller
/S/ ALEJANDRO M. BALLESTER Director 03/02/2026
Alejandro M. Ballester
/S/ ROBERT CARRADY Director 03/02/2026
Robert Carrady
/S/ BERTIL E. CHAPPUIS Director 03/02/2026
Bertil E. Chappuis
/S/ BETTY DEVITA Director 03/02/2026
Betty Devita
S/ MARÍA LUISA FERRÉ Director 03/02/2026
María Luisa Ferré
/S/ C. KIM GOODWIN Director 03/02/2026
C. Kim Goodwin
/S/ JOSÉ R. RODRÍGUEZ Director 03/02/2026
José R. Rodríguez
/S/ ALEJANDRO M. SÁNCHEZ Director 03/02/2026
Alejandro M. Sánchez
/S/ MYRNA M. SOTO Director 03/02/2026
Myrna M. Soto
/S/ CARLOS A. UNANUE Director 03/02/2026
Carlos A. Unanue