Form 10-Q
period 2026-03-31
POPULAR, INC.
filed 2026-05-08
CIK 763901

1
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-Q
[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended

March 31, 2026
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
64,537,709

shares outstanding as of May 5, 2026.

POPULAR, INC.
INDEX
Part I – Financial Information Page
Item 1. Financial Statements
Unaudited Consolidated Statements of Financial Condition

at March 31, 2026 and
December 31, 2025 6
Unaudited Consolidated Statements of Operations for

the quarters

ended March 31, 2026 and 2025 7
Unaudited Consolidated Statements of Comprehensive

Income for the
quarters

ended March 31, 2026 and 2025
8
Unaudited Consolidated Statements of Changes in

Stockholders’ Equity for the
quarters ended March 31, 2026 and 2025 9
Unaudited Consolidated Statements of Cash Flows for

the quarters
ended March 31, 2026 and 2025 11
Notes to Unaudited Consolidated Financial Statements 13
Item 2. Management’s Discussion and Analysis of Financial

Condition and

Results of Operations
105
Item 3. Quantitative and Qualitative Disclosures about

Market Risk

143
Item 4. Controls and Procedures 143
Part II – Other Information
Item 1. Legal Proceedings 144
Item 1A. Risk Factors 144
Item 2. Unregistered Sales of Equity Securities and

Use of Proceeds

145

Item 3. Defaults Upon Senior Securities 145
Item 4. Mine Safety Disclosures 145
Item 5. Other information

145
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
●

adverse economic conditions, including high levels of inflation, and geopolitical conditions, including wars and conflicts, that

adversely affect

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
●

unforeseen or

catastrophic events,

including extreme

weather events

such as

hurricanes and

other natural

disasters,
man-made disasters, acts of violence, war

or conflicts,

or pandemics, epidemics and other health-related crises, or

the
fear of any such

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
●

the impact of any future U.S. government

shutdown;
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

2025 (the “2025

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

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
(UNAUDITED)
[UNAUDITED]
March 31, December 31,
(In thousands, except share information) 2026 2025
Assets:
Cash and due from banks $
384,922
$
402,755
Money market investments:

Time deposits with other banks

4,655,699
4,626,506
Total money market investments
4,655,699
4,626,506
Trading account debt securities, at fair value
30,449
36,569
Debt securities available-for-sale, at fair

value:
Pledged securities with creditors’ right to repledge

30,289
30,687
Other debt securities available-for-sale
21,702,980
20,544,285
Debt securities available-for-sale
21,733,269
20,574,972
Debt securities held-to-maturity, at amortized cost:
Pledged securities with creditors’ right to repledge

4,705
9,298
Other debt securities held-to-maturity
6,957,954
7,318,231
Debt securities held-to-maturity (fair

value 2026 - $
6,963,223
; 2025 - $
7,363,587
)
6,962,659
7,327,529
Less – Allowance for credit losses
5,900
5,812
Debt securities held-to-maturity, net
6,956,759
7,321,717
Equity securities (realizable value 2026 -

$
217,696
; 2025 - $
230,388
)
217,167
229,848
Loans held-for-sale, at fair value
5,603
9,998
Loans held-in-portfolio
39,703,844
39,749,142
Less – Unearned income
414,142
421,624

Allowance for credit losses
823,729
808,056
Total loans held-in-portfolio, net
38,465,973
38,519,462
Premises and equipment, net
706,233
685,820
Other real estate
45,680
42,433
Accrued income receivable
308,617
300,824
Mortgage servicing rights, at fair value
94,232
96,356
Other assets
1,731,769
1,705,977
Goodwill
789,954
789,954
Other intangible assets
4,692
5,076
Total assets $
76,131,018
$
75,348,267
Liabilities and Stockholders’ Equity
Liabilities:

Deposits:
Non-interest bearing $
15,785,788
$
15,304,209
Interest bearing
51,825,528
50,885,884
Total deposits
67,611,316
66,190,093
Assets sold under agreements to repurchase
34,576
39,001
Other short-term borrowings
350,000
650,000
Notes payable
734,981
759,577
Other liabilities
1,089,059
1,460,517
Total liabilities
69,819,932
69,099,188
Commitments and contingencies (Refer

to Note 18)

Stockholders’ equity:

Preferred stock,
30,000,000

shares authorized;
885,726

shares issued and outstanding (2025
-
885,726
)
22,143
22,143
Common stock, $
0.01

par value;
170,000,000

shares authorized;
104,936,510

shares issued (2025 -
104,921,229
) and
64,654,788

shares outstanding (2025 -
65,719,385
)
1,049
1,049
Surplus
4,928,636
4,924,296
Retained earnings
5,403,176
5,206,497
Treasury stock - at cost,
40,281,722

shares (2025 -
39,201,844
)

(2,875,230)
(2,722,819)
Accumulated other comprehensive loss, net

of tax

(1,168,688)
(1,182,087)
Total stockholders’ equity

6,311,086
6,249,079
Total liabilities and stockholders’ equity $
76,131,018
$
75,348,267
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF OPERATIONS
(UNAUDITED)
Quarters ended March 31,
(In thousands, except per share information) 2026 2025
Interest income:
Loans $
702,149
$
666,673
Money market investments
44,240
70,166
Investment securities
200,827
180,159
Total interest income
947,216
916,998
Interest expense:

Deposits
259,418
297,863
Short-term borrowings
5,703
1,426
Long-term debt
11,915
12,112
Total interest expense
277,036
311,401
Net interest income

670,180
605,597
Provision for credit losses
75,886
64,081
Net interest income after provision for credit losses
594,294
541,516
Non-interest income:

Service charges on deposit accounts
38,766
39,054
Other service fees
102,921
94,508
Mortgage banking activities

4,213
3,689
Net gain (loss), including impairment on equity securities
1,029
(414)
Net gain on trading account debt securities
261
520
Adjustments to indemnity reserves on loans sold

35
173
Other operating income
18,401
14,531
Total non-interest income
165,626
152,061
Operating expenses:

Personnel costs
216,069
212,713
Net occupancy expenses
27,299
27,218
Equipment expenses
5,229
5,302
Other taxes
17,677
18,725
Professional fees
25,553
26,825
Technology and software expenses
89,139
83,668
Processing and transactional services
39,087
37,781
Communications
4,509
4,904
Business promotion
22,860
23,675
Deposit insurance
9,917
10,035
Other real estate owned (OREO) expense (income)
(4,618)
(3,330)
Other operating expenses
14,205
22,899
Amortization of intangibles
384
597
Total operating expenses
467,310
471,012
Income before income tax
292,610
222,565
Income tax expense
46,936
45,063
Net Income $
245,674
$
177,502
Net Income Applicable to Common Stock

$
245,321
$
177,149
Net Income per Common Share - Basic $
3.78
$
2.56
Net Income per Common Share - Diluted $
3.78
$
2.56
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
(UNAUDITED)
Quarters ended March 31,
(In thousands) 2026 2025
Net income

$
245,674
$
177,502
Other comprehensive income before tax:
Foreign currency translation adjustment
(256)
(6,646)
Amortization of net losses of pension and

postretirement benefit plans
2,258
2,273
Unrealized holding (losses) gains on debt securities arising during the period

(33,096)
165,984
Amortization of unrealized losses of debt securities transfer from available-for-sale to held-to-
maturity
46,876
45,311
Other comprehensive income before tax
15,782
206,922
Income tax expense
(2,383)
(35,669)
Total other comprehensive income, net of tax
13,399
171,253
Comprehensive income, net of tax $
259,073
$
348,755
Tax effect allocated to each component of other comprehensive income: Quarters ended March 31,
(In thousands) 2026 2025
Amortization of net losses of pension and postretirement

benefit plans
(847)
(852)
Unrealized holding (losses) gains on debt securities arising during the period

7,839
(25,755)
Amortization of unrealized losses of debt securities

transfer from available-for-sale to held-to-
maturity
(9,375)
(9,062)
Income tax expense $
(2,383)
$
(35,669)
The accompanying notes are an integral part of

these Consolidated Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated

other
Common
Preferred

Retained Treasury comprehensive
(In thousands) stock stock Surplus earnings stock loss Total
Balance at December 31, 2024 $
1,048
$
22,143
$
4,908,693
$
4,570,957
$
(2,228,535)
$
(1,661,240)
$
5,613,066
Net income
177,502
177,502
Issuances of common stock
1
1,769
1,770
Dividends declared:
Common stock
[1]
(48,409)
(48,409)
Preferred stock
(353)
(353)
Common stock purchases
[2]
(125,980)
(125,980)
Stock based compensation
2,424
8,422
10,846
Other comprehensive income, net of tax
171,253
171,253
Balance at March 31, 2025

$
1,049
$
22,143
$
4,912,886
$
4,699,697
$
(2,346,093)
$
(1,489,987)
$
5,799,695
Balance at December 31, 2025 $
1,049
$
22,143
$
4,924,296
$
5,206,497
$
(2,722,819)
$
(1,182,087)
$
6,249,079
Net income
245,674
245,674
Issuances of common stock
1,824
1,824
Dividends declared:
Common stock
[1]
(48,665)
(48,665)
Preferred stock
(353)
(353)
Common stock purchases
[3]
(160,228)
(160,228)
Stock based compensation
2,516
7,817
10,333
Other comprehensive income, net of tax
13,399
13,399
Other adjustments
23
23
Balance at March 31, 2026 $
1,049
$
22,143
$
4,928,636
$
5,403,176
$
(2,875,230)
$
(1,168,688)
$
6,311,086
[1]
Dividends declared per common share during the quarter

ended March 31, 2026 - $
0.75

(2025 - $
0.70
).
[2]
Includes common

stock repurchases

of $
122.3

million as

part of

the 2024

common stock

repurchase program.

Refer to

Note 15

for additional
information.
[3]
Includes common

stock repurchases

of $
155.2

million as

part of

the 2025

common stock

repurchase program.

Refer to

Note 15

for additional
information.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
For the period ended
March 31, March 31,
Disclosure of changes in number of shares: 2026 2025
Preferred Stock:
Balance at beginning and end of period
885,726
885,726
Common Stock – Issued:
Balance at beginning of period
104,921,229
104,849,460
Issuances of common stock
15,281
19,729
Balance at end of period
104,936,510
104,869,189
Treasury stock
(40,281,722)
(35,885,041)
Common Stock – Outstanding
64,654,788
68,984,148
The accompanying notes are an integral part of these Consolidated

Financial Statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
(UNAUDITED)
Quarters ended March 31,
(In thousands) 2026 2025
Cash flows from operating activities:
Net income $
245,674
$
177,502
Adjustments to reconcile net income to net cash provided

by operating activities:
Provision for credit losses
75,886
64,081
Amortization of intangibles
384
597
Depreciation and amortization of premises and equipment
13,538
12,280
Net accretion of discounts and amortization of premiums and

deferred fees

(57,477)
(68,861)
Interest capitalized on loans subject to the temporary payment moratorium or loss mitigation alternatives
(1,238)
(1,357)
Share-based compensation
16,228
11,028
Fair value adjustments on mortgage servicing rights
2,640
3,570
Adjustments to indemnity reserves on loans sold
(35)
(173)
Earnings from investments under the equity method, net

of dividends or distributions
(12,968)
(8,621)
Deferred income tax (benefit) expense

(564)
8,109
Loss (gain) on:
Disposition of premises and equipment and other productive

assets
59
(42)
Sale of loans, including valuation adjustments on loans

held-for-sale and mortgage banking activities
(317)
(194)
Sale of foreclosed assets, including write-downs
(2,309)
(1,033)
Acquisitions of loans held-for-sale
(3,583)
(810)
Proceeds from sale of loans held-for-sale
11,057
7,098
Net originations on loans held-for-sale
(10,194)
(6,741)
Net decrease (increase) in:
Trading debt securities
17,573
6,071
Equity securities
(849)
508
Accrued income receivable

(7,770)
725
Other assets
(2,087)
12,864
Net (decrease) increase in:
Interest payable
(7,280)
(7,370)
Pension and other postretirement benefits obligation
1,306
1,079
Other liabilities
(86,060)
(38,252)
Total adjustments
(54,060)
(5,444)
Net cash provided by operating activities
191,614
172,058
Cash flows from investing activities:

Net (increase) decrease in money market investments
(29,624)
186,609
Purchases of investment securities:
Available-for-sale
(10,385,670)
(9,425,086)
Equity
(10,139)
(9,224)
Proceeds from calls, paydowns, maturities and redemptions

of investment securities:
Available-for-sale
8,954,537
8,429,813
Held-to-maturity
409,096
152,441
Proceeds from sale of investment securities:

Equity
23,670
13,361
Net repayments (disbursements)

on loans
107,425
(118,418)
Proceeds from sale of loans
14,706
39,055
Acquisition of loan portfolios
(160,670)
(127,291)
Payments to acquire equity method investments
(1,000)
-
Acquisition of premises and equipment and other productive

assets
(36,680)
(51,526)
Proceeds from sale of:
Premises and equipment and other productive assets
277
197
Foreclosed assets
17,602
23,155
Net cash used in investing activities
(1,096,470)
(886,914)

Cash flows from financing activities:

Net increase (decrease) in:
Deposits
1,425,562
939,913
Assets sold under agreements to repurchase

(4,424)
2,435
Other short-term borrowings
(300,000)
(25,000)
Payments of notes payable
(25,000)
(63,522)
Principal payments of finance leases
(2,030)
(908)
Proceeds from issuances of common stock
1,823
1,770
Dividends paid
(49,949)
(49,899)
Net payments for repurchase of common stock
(154,742)
(125,341)
Payments related to tax withholding for share-based compensation
(4,648)
(3,376)
Net cash provided by financing activities
886,592
676,072
Net decrease in cash and due from banks, and restricted

cash
(18,264)
(38,784)
Cash and due from banks, and restricted cash at beginning

of period
412,989
429,406
Cash and due from banks, and restricted cash at the end of

the period
$
394,725
$
390,622
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
Note 8 Allowance for credit losses – loans held-in-
portfolio
35
Note 9 - Other real estate owned 65
Note 10 - Other assets 66
Note 11 -
Goodwill and other intangible assets

68
Note 12 - Deposits 69
Note 13 - Borrowings 70
Note 14 - Other liabilities 72
Note 15 - Stockholders’ equity 73
Note 16 -
Other comprehensive income (loss)

74
Note 17 - Guarantees 76
Note 18 - Commitments and contingencies 77
Note 19- Non-consolidated variable interest entities 80
Note 20 - Related party transactions 82
Note 21 - Fair value measurement 83
Note 22 - Fair value of financial instruments 89
Note 23 - Net income per common share 92
Note 24 - Revenue from contracts with customers 93
Note 25 - Stock-based compensation 94
Note 26 - Income taxes 97
Note 27 - Supplemental disclosure on the consolidated
statements of cash flows
100
Note 28 - Segment reporting 101

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

for the
periods reported.

The consolidated statement

of financial condition

presented as

of December 31,

2025 was

derived from

audited
Consolidated Financial Statements of the Corporation

for the year ended December 31, 2025.
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

2025,

included in

the 2025

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

Note 3 - New accounting pronouncements

Recently Adopted Accounting Standards Updates
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2025-05,
Financial Instruments -
Credit Losses (Topic 326)
- Measurement of Credit
Losses for Accounts
Receivables and Contract
Assets
The

Financial Accounting

Standards Board
("FASB")

issued

Accounting

Standards
Update

("ASU")

2025-05

in

July

2025,
which

permits

entities

to

elect

a

practical
expedient

when

accounting

for

current
accounts

receivable

and

current

contract
assets

arising from

transactions accounted
for under Accounting Standards Codification
("ASC") Topic

606, Revenue from Contracts
with

Customers.

This

practical

expedient
establishes

that,

in

developing

reasonable
and

supportable

forecasts

as

part

of
estimating

expected

credit

losses,

entities
assume

that

current

conditions

as

of

the
balance

sheet

date

do

not

change

for

the
remaining life of the asset.
January 1, 2026
The

Corporation

was

not

impacted

by
the

adoption

of

this

ASU

since

the
update

does

not

require

accounting
changes

or

new

presentation

or
disclosure

requirements.

The

practical
expedient was not applied.
FASB ASU 2024-04, Debt
- Debt with Conversion
and Other Options
(Subtopic 470- 20) -
Induced Conversions of
Convertible Debt
Instruments
The

FASB

issued

ASU

2024-04

in
November

2024,

which

clarifies

the
requirements

for

determining

whether
certain

settlements

of

convertible

debt
instruments should

be accounted

for as

an
induced

conversion.

Also

it

makes
additional

clarifications

to

assist
stakeholders in

applying the

guidance. The
ASU

clarifies

that

the

incorporation,
elimination,

or

modification

of

a

volume-
weighted

average

price

("VWAP")

formula
does

not

automatically

cause

a

settlement
to

be

accounted

for

as

an

extinguishment
and

that

the

induced

conversion

guidance
applies to a convertible debt

instrument that
is not currently convertible

as long as

it had
a substantive

conversion feature as

of both
its

issuance

date

and

the

date

the
inducement offer is accepted.
January 1, 2026
The

Corporation

was

not

impacted

by
the

adoption

of

this

ASU,

but

it

will
prospectively consider this guidance for
any

future

transactions

involving
induced conversions.

Accounting Standards Updates Not Yet Adopted
Standard Description Date of adoption
Effect on the financial statements

FASB ASU 2026-01,
Equity (Topic 505) - Initial
Measurement of Paid-in-
Kind Dividends

on Equity-Classified
Preferred Stock
The

FASB

issued

ASU

2026
‑
01

in

April
2026,

which

establishes

authoritative
guidance

on

the

initial

measurement

of
paid
‑
in
‑
kind

(PIK)

dividends

on
equity ‑
classified

preferred

stock.

The
update

establishes

a

consistent
measurement requirement for PIK dividends
but does

not address

when such

dividends
should

be

recognized.

It

requires

PIK
dividends to

be initially

measured using

the
stated

PIK

dividend

rate

in

the

preferred
stock

agreement,

generally

applied

to

the
liquidation preference of the preferred stock.
January 1, 2027
The Corporation

is currently

evaluating
any

impact

that

the

adoption

of

this
guidance

will

have

on

its

financial
statements

and

presentation

and
disclosures.

This

ASU

is

not

expected
to have a material impact.
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

debt,

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

reduces

complexity

and
diversity

in

application.

Narrows

the

scope
of derivative

accounting under

ASC 815

for
certain

contracts

whose

underlyings

are
based

on

a

party’s

own

operations

or
activities;

and

clarifies

that

ASC

606
governs

share
‑
based

noncash
consideration

received

from

a

customer
until

the

entity’s

right

becomes
unconditional.

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

cloud-based
approaches.
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
2.8

billion at March 31, 2026 (December 31, 2025
-

$
2.7

billion).

Cash

and

due

from

banks,

as

well

as

other

highly

liquid

securities,

are

used

to

cover

these

required

average
reserves.

At March 31,

2026, the Corporation

held $
65

million in restricted

assets in the

form of funds

deposited in money

market accounts,
debt

securities

available

for

sale

and

equity

securities

(December

31,

2025

-

$
64

million).

The

restricted

assets

held

in

debt
securities available for sale and equity securities consist primarily of assets held for the Corporation’s non-qualified retirement plans
and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 5 – Debt securities available-for-sale
The

following

tables

present

the

amortized

cost,

gross

unrealized

gains

and

losses,

fair

value,

weighted

average

yield

and
contractual maturities of debt securities available-for-sale at March 31, 2026 and December 31,

2025.

At March 31, 2026
Gross Gross Weighted
Amortized unrealized unrealized
Fair

average
(In thousands) cost
gains

losses value yield
U.S. Treasury securities
Within 1 year $
10,459,758
$
1,286
$
1,727
$
10,459,317
3.52
%
After 1 to 5 years
6,603,717
10,645
35,638
6,578,724
3.69
Total U.S. Treasury

securities
17,063,475
11,931
37,365
17,038,041
3.59
Collateralized mortgage obligations - federal agencies
Within 1 year
93
-
-
93
1.71
After 1 to 5 years
3,866
-
69
3,797
1.48
After 5 to 10 years
10,575
-
481
10,094
2.46
After 10 years
87,224
125
6,211
81,138
2.93
Total collateralized

mortgage obligations - federal agencies
101,758
125
6,761
95,122
2.82
Mortgage-backed securities - federal agencies
Within 1 year
869
-
7
862
2.04
After 1 to 5 years
87,724
15
2,689
85,050
2.22
After 5 to 10 years
1,093,830
162
83,023
1,010,969
1.75
After 10 years
4,289,433
708
787,666
3,502,475
1.77
Total mortgage-backed

securities - federal agencies
5,471,856
885
873,385
4,599,356
1.77
Other
Within 1 year
750
-
-
750
4.39
Total other

750
-
-
750
4.39
Total debt securities

available-for-sale
[1] $
22,637,839
$
12,941
$
917,511
$
21,733,269
3.15
%
[1]

Includes $
15.1

billion pledged to secure government and trust

deposits, credit facilities and loan servicing agreements that the secured parties
are not permitted to sell or repledge the collateral, of which

$
13.9

billion serve as collateral for public funds.

The Corporation had unpledged
Available for Sale securities with a fair value of

$
6.6

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
At March 31, 2026, the Corporation did not intend

to sell or believed it was more

likely than not that it would be

required to sell debt
securities classified as available-for-sale. There were

no debt securities sold during the quarters ended

March 31, 2026 and 2025.

The

following

tables

present

the

Corporation’s

fair

value

and

gross

unrealized

losses

of

debt

securities

available-for-sale,
aggregated by investment category and length of

time that individual securities have been in a continuous

unrealized loss position at
March 31, 2026 and December 31, 2025.

At March 31, 2026
Less than 12 months 12 months or more Total
Gross Gross Gross
Fair

unrealized
Fair

unrealized
Fair

unrealized
(In thousands)
value

losses
value

losses
value

losses
U.S. Treasury securities $
11,616,601
$
17,111
$
442,317
$
20,254
$
12,058,918
$
37,365
Collateralized mortgage obligations - federal agencies

4,568
45
75,409
6,716
79,977
6,761
Mortgage-backed securities -federal agencies
212,099
9,678
4,335,138
863,707
4,547,237
873,385
Total debt securities

available-for-sale in an unrealized loss position

$
11,833,268
$
26,834
$
4,852,864
$
890,677
$
16,686,132
$
917,511

At December 31, 2025
Less than 12 months 12 months or more Total
Gross Gross Gross
Fair

unrealized
Fair

unrealized
Fair

unrealized
(In thousands)
value

losses
value

losses
value

losses
U.S. Treasury securities $
992,083
$
82
$
943,699
$
20,752
$
1,935,782
$
20,834
Collateralized mortgage obligations - federal agencies

1,481
3
83,266
6,509
84,747
6,512
Mortgage-backed securities - federal agencies
222,333
9,975
4,469,097
865,146
4,691,430
875,121
Total debt securities

available-for-sale in an unrealized loss position

$
1,215,897
$
10,060
$
5,496,062
$
892,407
$
6,711,959
$
902,467
Debt securities available-for-sale

in a continuous

unrealized loss position

for

less than twelve

months of $
11.8

billion as of

March
31, 2026, compared to $
1.2

billion on December 31, 2025, primarily driven by an increase market rates, which resulted in a decline
in the fair value of fixed-rate securities including U.S.

Treasury securities and mortgage-backed securities.

As of March 31, 2026, the portfolio of available-for-sale debt securities reflects gross unrealized losses of $
0.9

billion (December 31,
2025

-

$
0.9

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

2026 and

December 31,
2025.

At March 31, 2026
Allowance
Carrying
Value

Gross

Gross

Weighted
Amortized

Book
[1]
for Credit
Net of

unrealized unrealized
Fair

average
(In thousands) cost Value Losses Allowance
gains

losses value yield
U.S. Treasury securities

Within 1 year $
2,755,510
$
2,717,438
$
-
$
2,717,438
$
1,757
$
139
$
2,719,056
1.15
%
After 1 to 5 years
4,403,161
4,195,564
-
4,195,564
4,137
-
4,199,701
1.30
Total U.S. Treasury

securities
7,158,671
6,913,002
-
6,913,002
5,894
139
6,918,757
1.24
Obligations of Puerto Rico, States and
political subdivisions
Within 1 year
2,720
2,720
13
2,707
11
-
2,718
6.45
After 1 to 5 years
3,910
3,910
27
3,883
12
8
3,887
1.84
After 5 to 10 years
450
450
14
436
7
-
443
5.81
After 10 years
35,126
35,126
5,846
29,280
2,672
1,795
30,157
1.43
Total obligations of

Puerto Rico, States and
political subdivisions
42,206
42,206
5,900
36,306
2,702
1,803
37,205
1.83
Collateralized mortgage obligations - federal
agencies
After 10 years
1,491
1,491
-
1,491
-
190
1,301
2.87
Total collateralized

mortgage obligations -
federal agencies
1,491
1,491
-
1,491
-
190
1,301
2.87
Securities in wholly owned statutory business
trusts
After 5 to 10 years
5,960
5,960
-
5,960
-
-
5,960
6.33
Total securities

in wholly owned statutory
business trusts
5,960
5,960
-
5,960
-
-
5,960
6.33
Total debt securities

held-to-maturity [2]
$
7,208,328
$
6,962,659
$
5,900
$
6,956,759
$
8,596
$
2,132
$
6,963,223
1.25
%
[1]
Book value includes $
245

million of unrealized loss which remains in Accumulated

other comprehensive (loss) income (AOCI) related

to certain
securities previously transferred from available-for-sale securities portfolio to the held-to-maturity securities portfolio.
[2]
Includes $
6.9

billion pledged to secure public and trust deposits that

the secured parties are not permitted to sell or repledge

the collateral.

The
Corporation had unpledged held-to-maturities securities with a fair value of $
94.9

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
Obligations of Puerto Rico, States and
political subdivisions `
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

takes into

account to

develop the
estimate of the allowance for credit losses for investment

securities held-to-maturity.
As discussed in

Note 2 of

the 2025 Form

10-K, U.S. Treasury

securities carry an explicit

guarantee from the U.S.

Government are
highly rated by major rating

agencies and have a long

history of no credit losses. Accordingly,

the Corporation applies a zero-credit
loss assumption and no allowance for credit losses

(“ACL”) for these securities has been established.
At March 31, 2026

and December 31, 2025, the

“Obligations of Puerto Rico, States and

political subdivisions” classified as held-to-
maturity,

included

securities

issued

by

municipalities

of

Puerto

Rico

that

are

generally

not

rated

by

a

credit

rating

agency.

The
Corporation performs periodic credit quality

reviews of these securities and internally

assigns standardized credit risk ratings based
on

its

evaluation. For

the

definitions

of

the

obligor

risk

ratings, refer

to

the

Credit

Quality section

of

Note

8

to

the

Consolidated
Financial

Statements.

This

includes

an

amortized

cost

of

$
7.1

million

of

general

and

special

obligation

bonds

issued

by

three
municipalities

of

Puerto

Rico,

of

which

$
6.3

million

have

a

“Pass”

rating,

that

are

payable

primarily

from

certain

property

taxes
imposed by the issuing municipality (compared to $
8.7

million and $
7.9

million, respectively, at December 31, 2025).
At

March

31,

2026,

the

portfolio

of

“Obligations

of

Puerto

Rico,

States

and

political

subdivisions”

also

included

$
35.1

million

in
securities

issued

by

the

Puerto

Rico

Housing

Finance

Authority

(“HFA”),

a

government

instrumentality,

for

which

the

underlying
source of payment is second mortgage loans in Puerto Rico

residential properties (not the government), but for which HFA, provides a guarantee

in the

event of default

and upon the

satisfaction of certain

other conditions (December

31, 2025 -

$
36

million). These

securities

are

not

rated

by

a

credit

rating

agency.

Refer

to

Note

18
to

the

Consolidated

Financial

Statements
for

additional
information on the Corporation’s exposure to the Puerto

Rico Government.
A
deterioration of

the Puerto

Rico economy

or

of

the fiscal

health of

the

Government of

Puerto Rico

and/or

its

instrumentalities
(including if

any of

the issuing

municipalities become

subject to

a debt

restructuring proceeding

under the

Puerto Rico

Oversight
Management and Economic Stability Act (“PROMESA”) could

adversely affect the value of these securities, resulting in losses to the
Corporation.

At March

31, 2026,

the portfolio

of “Obligations

of Puerto

Rico, States

and political

subdivisions” had
no

securities issued

by the
HFA

for which

the underlying

source of

payment is

U.S. Treasury

securities (December

31, 2025

- $
6.8

million). These

securities
were fully redeemed during this quarter. The Corporation applies a zero-credit loss assumption for these securities, and no ACL has been established for these securities

given that U.S. Treasury

securities carry an explicit guarantee from

the U.S. Government, are
highly rated by major rating agencies, and have

a long history of no credit losses.

Delinquency status
At March 31, 2026 and December 31, 2025, there were
no

securities held-to-maturity in past due or non-performing

status.
Allowance for credit losses on debt securities held-to-maturity
The

allowance

for

credit

losses

related

to

the

Obligations

of

Puerto

Rico

and

the

States

and

Political

subdivisions

securities

at
March 31, 2026 was $
5.9

million (December 31, 2025 - $
5.8

million).

Note 7 – Loans
For

a summary

of

the accounting

policies related

to

loans, interest

recognition and

allowance for

credit

losses

refer to

Note 2

–
Summary of Significant Accounting Policies of the 2025

Form 10-K.
The following table

presents the Corporation's

loan purchases (including

repurchases) for the

quarters ended March

31, 2026

and
2025 by class of loans:

For the quarters ended March 31,

(In thousands)
2026 2025
Commercial $
55,006
$
7,160
Mortgage
109,208
120,907
Ending balance $
164,214
$
128,067
The following table presents the Corporation’s whole-loan

sales for the quarters ended March 31, 2026 and

2025 by class of loans:

For the quarters ended March 31,

(In thousands)
2026 2025
Commercial $
14,191
$
26,349
Construction
-
9,338
Mortgage
11,035
6,937
Ending balance $
25,226
$
42,624
Delinquency status
The following tables present the

amortized cost basis of loans

held-in-portfolio (“HIP”), net of unearned

income, by past due status,
and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at
March 31, 2026 and December 31, 2025.

March 31, 2026
BPPR
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual
Accruing

(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
2,717
$
7,927
$
-
$
10,644
$
332,447
$
343,091
$
-
$
-
Commercial real estate:
Non-owner occupied
3,123
-
26,457
29,580
3,362,611
3,392,191
26,457
-
Owner occupied
2,114
664
14,192
16,970
1,131,241
1,148,211
14,192
-
Commercial and industrial
5,792
2,240
190,205
198,237
5,742,028
5,940,265
185,993
4,212
Construction
13,635
-
-
13,635
399,144
412,779
-
-
Mortgage
218,044
102,818
325,321
646,183
6,789,562
7,435,745
129,367
195,954
Leasing
21,261
3,938
8,892
34,091
1,952,074
1,986,165
8,892
-
Consumer:
Credit cards
12,351
8,721
25,395
46,467
1,167,725
1,214,192
-
25,395
Home equity lines of credit
-
120
-
120
1,778
1,898
-
-
Personal
18,601
11,212
15,976
45,789
1,805,275
1,851,064
15,755
221
Auto
81,112
13,038
35,390
129,540
3,654,364
3,783,904
35,390
-
Other
574
135
4,663
5,372
162,036
167,408
4,227
436
Total $
379,324
$
150,813
$
646,491
$
1,176,628
$
26,500,285
$
27,676,913
$
420,273
$
226,218

March 31, 2026
Popular U.S.
Past due Past due 90 days or more
30-59 60-89 90 days
Total

Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP loans loans
Commercial multi-family $
5,733
$
-
$
10,962
$
16,695
$
2,067,509
$
2,084,204
$
10,962
$
-
Commercial real estate:
Non-owner occupied
10,282
1,930
6,987
19,199
2,132,061
2,151,260
6,987
-
Owner occupied
21,202
1,610
-
22,812
2,041,333
2,064,145
-
-
Commercial and industrial
11,660
4,404
6,693
22,757
2,602,537
2,625,294
6,524
169
Construction
6,903
-
-
6,903
1,254,511
1,261,414
-
-
Mortgage
25,877
1,552
9,700
37,129
1,239,487
1,276,616
9,700
-
Consumer:
Credit cards
-
-
-
-
7
7
-
-
Home equity lines of
credit
660
252
2,766
3,678
74,188
77,866
2,766
-
Personal
1,062
523
905
2,490
59,727
62,217
905
-
Other
2
-
-
2
9,764
9,766
-
-
Total $
83,381
$
10,271
$
38,013
$
131,665
$
11,481,124
$
11,612,789
$
37,844
$
169

March 31, 2026
Popular, Inc.
Past due Past due 90 days or more
30-59 60-89 90 days Total Non-accrual Accruing
(In thousands) days days or more past due Current Loans HIP
[2] [3]
loans loans
Commercial multi-family $
8,450
$
7,927
$
10,962
$
27,339
$
2,399,956
$
2,427,295
$
10,962
$
-
Commercial real estate:
Non-owner occupied
13,405
1,930
33,444
48,779
5,494,672
5,543,451
33,444
-
Owner occupied
23,316
2,274
14,192
39,782
3,172,574
3,212,356
14,192
-
Commercial and industrial
17,452
6,644
196,898
220,994
8,344,565
8,565,559
192,517
4,381
Construction
20,538
-
-
20,538
1,653,655
1,674,193
-
-
Mortgage
[1]
243,921
104,370
335,021
683,312
8,029,049
8,712,361
139,067
195,954
Leasing
21,261
3,938
8,892
34,091
1,952,074
1,986,165
8,892
-
Consumer:
Credit cards
12,351
8,721
25,395
46,467
1,167,732
1,214,199
-
25,395
Home equity lines of credit
660
372
2,766
3,798
75,966
79,764
2,766
-
Personal
19,663
11,735
16,881
48,279
1,865,002
1,913,281
16,660
221
Auto
81,112
13,038
35,390
129,540
3,654,364
3,783,904
35,390
-
Other
576
135
4,663
5,374
171,800
177,174
4,227
436
Total $
462,705
$
161,084
$
684,504
$
1,308,293
$
37,981,409
$
39,289,702
$
458,117
$
226,387
[1]
At March 31, 2026, mortgage loans held-in-portfolio include

$
3.3

billion of loans that carry certain guarantees from the

FHA or the VA, for which
the Corporation’s policy is to exclude them from

non-performing status, of which $
196

million are 90 days or more past due. The portfolio of
guaranteed loans includes $
43

million of residential mortgage loans in Puerto Rico that

are no longer accruing interest as of March 31, 2026.

The
Corporation has $
26

million in reverse mortgage loans in Puerto Rico which

are guaranteed by FHA, but which are currently not

accruing interest
at March 31, 2026.
[2] Loans held-in-portfolio are net of $
414

million in unearned income and exclude $
6

million in loans held-for-sale.
[3] Includes $
22.9

billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral,
of which $
7.4

billion were pledged at the Federal Home Loan Bank

("FHLB") as collateral for borrowings and $
15.5

billion at the Federal Reserve
Bank ("FRB") for discount window borrowings. As of

March 31, 2026, the Corporation had an available borrowing

facility with the FHLB and the
discount window of FRB of $
4.2

billion and $
12.2

billion, respectively.

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
Commercial multi-family $
9,500
$
-
$
8,636
$
18,136
$
2,134,306
$
2,152,442
$
8,636
$
-
Commercial real estate:
Non-owner occupied
-
1,600
7,020
8,620
2,139,534
2,148,154
7,020
-
Owner occupied
-
-
-
-
1,956,487
1,956,487
-
-
Commercial and industrial
7,608
928
6,686
15,222
2,622,117
2,637,339
6,498
188
Construction
-
-
-
-
1,317,358
1,317,358
-
-
Mortgage
15,596
6,400
13,422
35,418
1,266,055
1,301,473
13,422
-
Consumer:
Credit cards
-
-
-
-
(14)
(14)
-
-
Home equity lines of credit
1,282
82
2,796
4,160
72,624
76,784
2,796
-
Personal

983
832
1,233
3,048
66,778
69,826
1,233
-
Other
-
-
29
29
9,012
9,041
29
-
Total $
34,969
$
9,842
$
39,822
$
84,633
$
11,584,257
$
11,668,890
$
39,634
$
188

December 31, 2025
Popular, Inc.
Past due Past due 90 days or more
30-59 60-89
90 days

Total Non-accrual Accruing
(In thousands)

days

days
or more past due Current Loans HIP
[2] [3]
loans loans
Commercial multi-family $
16,079
$
155
$
8,748
$
24,982
$
2,430,808
$
2,455,790
$
8,748
$
-
Commercial real estate:
Non-owner occupied
2,457
1,899
42,712
47,068
5,496,216
5,543,284
42,712
-
Owner occupied
2,760
681
24,567
28,008
3,125,072
3,153,080
24,567
-
Commercial and industrial
16,472
4,688
193,908
215,068
8,392,344
8,607,412
190,412
3,496
Construction
17,283
-
-
17,283
1,657,616
1,674,899
-
-
Mortgage
[1]
276,741
139,524
343,035
759,300
7,890,140
8,649,440
145,795
197,240
Leasing
23,748
4,640
9,179
37,567
1,963,798
2,001,365
9,179
-
Consumer:
Credit cards
13,700
10,617
27,529
51,846
1,204,871
1,256,717
-
27,529
Home equity lines of credit
1,282
82
2,796
4,160
74,532
78,692
2,796
-
Personal
20,591
12,726
20,315
53,632
1,852,596
1,906,228
20,096
219
Auto
109,103
25,495
52,200
186,798
3,633,014
3,819,812
52,200
-
Other
927
2,688
2,314
5,929
174,870
180,799
1,838
476
Total $
501,143
$
203,195
$
727,303
$
1,431,641
$
37,895,877
$
39,327,518
$
498,343
$
228,960
[1]
At December 31, 2025 mortgage loans held-in-portfolio include

$
3.2

billion of loans that carry certain guarantees from the FHA

or the VA, for
which the Corporation’s policy is to exclude them

from non-performing status, of which $
197

million are 90 days or more past due. The portfolio

of
guaranteed loans includes $
47

million of residential mortgage loans in Puerto Rico that

are no longer accruing interest as of December 31,

2025.
The Corporation has $
27

million in reverse mortgage loans in Puerto Rico which

are guaranteed by FHA, but which are currently not accruing
interest at December 31, 2025.
[2] Loans held-in-portfolio are net of $
422

million in unearned income and exclude $
10

million in loans held-for-sale.
[3] Includes $
22.7

billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral,
of which $
7.5

billion were pledged at the FHLB as collateral for borrowings and $
15.2

billion at the FRB for discount window borrowings.

As of
December 31, 2025, the Corporation had an available borrowing facility with the FHLB and the discount window

of FRB of $
4
.0 billion and $
12.1
billion, respectively.
The following tables present the amortized cost basis

of non-accrual loans as of March 31, 2026

and December 31, 2025 by class of
loans:

March 31, 2026
BPPR Popular U.S. Popular, Inc.
(In thousands)
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Non-accrual
with no
allowance
Non-accrual
with
allowance
Commercial multi-family $
-
$
-
$
10,632
$
330
$
10,632
$
330
Commercial real estate non-owner occupied
22,240
4,217
6,957
30
29,197
4,247
Commercial real estate owner occupied
6,617
7,575
-
-
6,617
7,575
Commercial and industrial
6,203
179,790
5,975
549
12,178
180,339
Mortgage
59,937
69,430
760
8,940
60,697
78,370
Leasing
542
8,350
-
-
542
8,350
Consumer:

HELOCs
-
-
-
2,766
-
2,766

Personal

3,484
12,271
-
905
3,484
13,176

Auto

2,313
33,077
-
-
2,313
33,077

Other
363
3,864
-
-
363
3,864
Total $
101,699
$
318,574
$
24,324
$
13,520
$
126,023
$
332,094

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
Loans in non-accrual status with

no allowance at March 31,

2026 include $
126

million in collateral dependent loans

(December 31,
2025 - $
142

million). The Corporation recognized $
7

million in interest income on non-accrual loans during the quarter ended March
31, 2026 (March 31, 2025 - $
3

million).
The following tables present the amortized cost basis

of collateral-dependent loans, for which the ACL was measured based on the
fair value of the collateral less cost to sell, by

class of loans and type of collateral as of March

31, 2026 and December 31, 2025:

March 31, 2026
(In thousands) Real Estate Auto Equipment Other Total
BPPR
Commercial multi-family $
1,189
$
-
$
-
$
-
$
1,189
Commercial real estate:
Non-owner occupied
97,743
-
-
-
97,743
Owner occupied
12,891
-
-
-
12,891
Commercial and industrial
2,355
-
4,433
2,578
9,366
Mortgage
50,344
-
-
-
50,344
Leasing
-
1,652
-
-
1,652
Consumer:
Personal
3,316
-
-
-
3,316
Auto
-
16,905
-
-
16,905
Other
-
14
-
363
377
Total BPPR $
167,838
$
18,571
$
4,433
$
2,941
$
193,783
Popular U.S.
Commercial multi-family $
16,379
$
-
$
-
$
-
$
16,379
Commercial real estate:
Non-owner occupied
65,608
-
-
-
65,608
Commercial and industrial
4,177
-
-
1,798
5,975
Mortgage
1,082
-
-
-
1,082
Total Popular U.S. $
87,246
$
-
$
-
$
1,798
$
89,044
Popular, Inc.
Commercial multi-family $
17,568
$
-
$
-
$
-
$
17,568
Commercial real estate:
Non-owner occupied
163,351
-
-
-
163,351
Owner occupied
12,891
-
-
-
12,891
Commercial and industrial
6,532
-
4,433
4,376
15,341
Mortgage
51,426
-
-
-
51,426
Leasing
-
1,652
-
-
1,652
Consumer:
Personal
3,316
-
-
-
3,316
Auto
-
16,905
-
-
16,905
Other
-
14
-
363
377
Total Popular,

Inc.
$
255,084
$
18,571
$
4,433
$
4,739
$
282,827

December 31, 2025
(In thousands) Real Estate Auto Equipment Other Total
BPPR
Commercial multi-family $
1,206
$
-
$
-
$
-
$
1,206
Commercial real estate:
Non-owner occupied
127,031
-
-
-
127,031
Owner occupied
23,014
-
-
-
23,014
Commercial and industrial
2,378
-
4,476
297
7,151
Mortgage
67,380
-
-
-
67,380
Leasing
-
1,925
-
-
1,925
Consumer:
Personal
3,402
-
-
-
3,402
Auto
-
16,512
-
-
16,512
Other
-
31
-
363
394
Total BPPR $
224,411
$
18,468
$
4,476
$
660
$
248,015
Popular U.S.
Commercial multi-family $
16,395
$
-
$
-
$
-
$
16,395
Commercial real estate:
Non-owner occupied
65,630
-
-
-
65,630
Commercial and industrial
4,187
-
-
1,798
5,985
Mortgage
1,398
-
-
-
1,398
Total Popular U.S. $
87,610
$
-
$
-
$
1,798
$
89,408
Popular, Inc.
Commercial multi-family $
17,601
$
-
$
-
$
-
$
17,601
Commercial real estate:
Non-owner occupied
192,661
-
-
-
192,661
Owner occupied
23,014
-
-
-
23,014
Commercial and industrial
6,565
-
4,476
2,095
13,136
Mortgage
68,778
-
-
-
68,778
Leasing
-
1,925
-
-
1,925
Consumer:
Personal
3,402
-
-
-
3,402
Auto
-
16,512
-
-
16,512
Other
-
31
-
363
394
Total Popular,

Inc.
$
312,021
$
18,468
$
4,476
$
2,458
$
337,423

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

At March

31, 2026, the

Corporation estimated

the ACL by

weighting the outputs

of optimistic, baseline,

and pessimistic scenarios.
The

weightings applied

are subject

to

evaluation on

a

quarterly basis

as

part

of

the ACL’s

governance process.

During the

first
quarter

of

2026,

among

the

three

scenarios

evaluated

to

estimate

the

ACL,

the

baseline

scenario

was

assigned

the

highest
probability, followed by the pessimistic scenario,

where weight was increased during 2025 in response

to ongoing uncertainties.
At March 31,2026, the ACL increased by $
15.6

million from December 31, 2025 to $
823.7

million.
The following

tables present

the changes

in the

ACL of

loans held-in-portfolio

and unfunded

commitments for

the quarters

ended
March 31, 2026 and 2025.

For the quarter ended March 31, 2026
BPPR
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial

Commercial multi-family
$
3,871
$
831
$
-
$
-
$
2
$
4,704

Commercial real estate non-owner occupied
44,149
15,847
-
(11,131)
16
48,881

Commercial real estate owner occupied
34,722
326
-
(91)
446
35,403

Commercial and industrial
163,877
16,834
-
(2,618)
1,887
179,980

Total Commercial
246,619
33,838
-
(13,840)
2,351
268,968
Construction
4,488
1,268
-
-
11
5,767
Mortgage
70,674
764
7
(483)
2,799
73,761
Leasing
18,620
2,537
-
(4,085)
1,516
18,588
Consumer

Credit cards
91,124
14,305
-
(19,235)
3,182
89,376

Home equity lines of credit
58
(82)
-
-
91
67

Personal
97,804
17,602
-
(20,744)
2,795
97,457

Auto
180,364
3,006
-
(21,150)
8,324
170,544

Other
8,169
60
-
(747)
225
7,707

Total Consumer
377,519
34,891
-
(61,876)
14,617
365,151
Total - Loans $
717,920
$
73,298
$
7
$
(80,284)
$
21,294
$
732,235
Allowance for credit losses - unfunded commitments:
Commercial $
5,993
$
(603)
$
-
$
-
$
-
$
5,390
Construction
2,570
721
-
-
-
3,291
Ending balance - unfunded commitments [1] $
8,563
$
118
$
-
$
-
$
-
$
8,681
[1] Allowance for credit losses of unfunded commitments

is presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended March 31, 2026
Popular U.S.
Provision for

Beginning credit losses Ending
(In thousands) Balance (benefit) Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
15,474
$
(109)
$
-
$
-
$
15,365
Commercial real estate non-owner occupied
14,568
697
-
-
15,265
Commercial real estate owner occupied
13,729
1,869
-
115
15,713
Commercial and industrial
17,057
424
(29)
44
17,496
Total Commercial
60,828
2,881
(29)
159
63,839
Construction
9,338
55
-
-
9,393
Mortgage
9,880
(45)
(19)
47
9,863
Consumer
Home equity lines of credit
1,277
(400)
-
234
1,111
Personal
8,808
(104)
(1,818)
396
7,282
Other
5
4
(13)
10
6
Total Consumer
10,090
(500)
(1,831)
640
8,399
Total - Loans $
90,136
$
2,391
$
(1,879)
$
846
$
91,494
Allowance for credit losses - unfunded commitments:
Commercial $
1,570
$
232
$
-
$
-
$
1,802
Construction
4,161
(222)
-
-
3,939
Consumer
144
(19)
-
-
125
Ending balance - unfunded commitments [1] $
5,875
$
(9)
$
-
$
-
$
5,866
[1]
Allowance for credit losses of unfunded commitments is

presented as part of Other Liabilities in the Consolidated

Statements of Financial Condition.

For the quarter ended March 31, 2026
Popular Inc.
Provision for Allowance for
Beginning credit losses credit losses - Ending
(In thousands) Balance (benefit) PCD Loans Charge-offs Recoveries Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family $
19,345
$
722
$
-
$
-
$
2
$
20,069
Commercial real estate non-owner occupied
58,717
16,544
-
(11,131)
16
64,146
Commercial real estate owner occupied
48,451
2,195
-
(91)
561
51,116
Commercial and industrial
180,934
17,258
-
(2,647)
1,931
197,476
Total Commercial
307,447
36,719
-
(13,869)
2,510
332,807
Construction
13,826
1,323
-
-
11
15,160
Mortgage
80,554
719
7
(502)
2,846
83,624
Leasing
18,620
2,537
-
(4,085)
1,516
18,588
Consumer
Credit cards
91,124
14,305
-
(19,235)
3,182
89,376
Home equity lines of credit
1,335
(482)
-
-
325
1,178
Personal
106,612
17,498
-
(22,562)
3,191
104,739
Auto
180,364
3,006
-
(21,150)
8,324
170,544
Other
8,174
64
-
(760)
235
7,713
Total Consumer
387,609
34,391
-
(63,707)
15,257
373,550
Total - Loans $
808,056
$
75,689
$
7
$
(82,163)
$
22,140
$
823,729
Allowance for credit losses - unfunded commitments:
Commercial $
7,563
$
(371)
$
-
$
-
$
-
$
7,192
Construction
6,731
499
-
-
-
7,230
Consumer
144
(19)
-
-
-
125
Ending balance - unfunded commitments [1] $
14,438
$
109
$
-
$
-
$
-
$
14,547
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
The amount of outstanding commitments to lend additional funds to debtors with financial difficulties owing receivables whose terms have been modified during the quarter ended March 31, 2026 amounted to $
69

million (during the year ended December 31, 2025 -
$
159

million), related to the commercial loan portfolios.
The following tables show the amortized cost basis of the loans modified to borrowers experiencing financial difficulties at the end of the reporting period disaggregated by class of financing receivable and type of concession granted for the quarters ended March

31,
2026 and 2025.

Loans modified to

borrowers experiencing financial

difficulties that

were fully paid

down, charged-off or

foreclosed
upon by period end are not reported.

Loan Modifications Made to Borrowers Experiencing Financial

Difficulty for the quarter ended March 31,

2026
Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at March
31, 2026
% of total class
of Financing
Receivable
Amortized Cost
Basis at March
31, 2026
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31, 2026
% of total class of
Financing
Receivable
Commercial and industrial $
743
0.01
% $
-
-
% $
743
0.01
%
Mortgage
74
-
%
-
-
%
74
-
%
Consumer:

Credit cards
79
0.01
%
-
-
%
79
0.01
%

Personal
517
0.03
%
-
-
%
517
0.03
%
Total $
1,413
0.01
% $
-
-
% $
1,413
-
%
Term Extension
BPPR Popular U.S.
Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at March
31, 2026
% of total class
of Financing
Receivable
Amortized Cost
Basis at March
31, 2026
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31, 2026
% of total class of
Financing
Receivable
CRE non-owner occupied
$
1,856
0.05
% $
-
-
%
$
1,856
0.03
%
CRE owner occupied
1,321
0.12
%
-
-
%
1,321
0.04
%
Commercial and industrial
56,240
0.95
%
-
-
%
56,240
0.66
%
Mortgage
6,309
0.08
%
-
-
%
6,309
0.07
%
Consumer: -

Personal
104
0.01
%
11
0.02
%
115
0.01
%

Auto
51
-
%
-
-
%
51
-
%
Total $
65,881
0.24
% $
11
-
% $
65,892
0.17
%
Other-Than-Insignificant Payment Delays
BPPR Popular U.S.
Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at March
31, 2026
% of total class
of Financing
Receivable
Amortized Cost
Basis at March
31, 2026
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31, 2026
% of total class of
Financing
Receivable
CRE owner occupied $
17,425
1.52
% $
-
-
% $
17,425
0.54
%
Commercial and industrial
155,817
2.62
%
-
-
%
155,817
1.82
%
Total $
173,242
0.63
% $
-
-
% $
173,242
0.44
%

Combination - Term Extension

and Interest Rate Reduction
BPPR Popular U.S. Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at March
31, 2026
% of total class
of Financing
Receivable
Amortized Cost
Basis at March
31, 2026
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31, 2026
% of total class of
Financing
Receivable
Commercial and industrial
$
109
-
% $
-
-
% $
109
-
%
Mortgage
2,195
0.03
%
-
-
%
2,195
0.03
%
Consumer:

Personal
2,838
0.15
%
-
-
%
2,838
0.15
%

Auto
96
-
%
-
-
%
96
-
%
Total $
5,238
0.02
% $
-
-
% $
5,238
0.01
%
Combination -

Other-Than-Insignificant Payment Delays and Interest Rate

Reduction
BPPR Popular U.S.
Popular, Inc.
(Dollars in thousands)
Amortized Cost
Basis at March
31, 2026
% of total class
of Financing
Receivable
Amortized Cost
Basis at March
31, 2026
% of total class of
Financing
Receivable
Amortized Cost
Basis at March
31, 2026
% of total class of
Financing
Receivable
Commercial and industrial $
188
-
% $
-
-
% $
188
-
%
Consumer:

Credit cards
2,447
0.20
%
-
-
%
2,447
0.20
%
Total $
2,635
0.01
% $
-
-
% $
2,635
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
0.05
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

For the quarter ended March 31, 2026
Interest rate reduction
Loan Type Financial Effect
Commercial and industrial Reduced weighted-average contractual interest rate from
22.6
% to
9.9
%.
Mortgage Reduced weighted-average contractual interest rate from
7.3
% to
5.4
%.
Consumer:
Credit cards Reduced weighted-average contractual interest rate from
21.2
% to
8.8
%.
Personal Reduced weighted-average contractual interest rate from
19.9
% to
12.1
%.
Auto Reduced weighted-average contractual interest rate from
8.9
% to
8.7
%.
Term extension
Loan Type Financial Effect
CRE Non-owner occupied Added a weighted-average of
16

months to the life of loans.
CRE Owner occupied Added a weighted-average of
4

years to the life of loans.
Commercial and industrial Added a weighted-average of
5

months to the life of loans.
Mortgage Added a weighted-average of
13

years to the life of loans.
Consumer:
Personal Added a weighted-average of
4

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

2026.

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

March 31, 2026
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE non-owner occupied $
-
$
-
$
2,115
$
2,115
$
1,726
$
3,841
$
-
$
2,115
CRE owner occupied
485
-
2,741
3,226
58,227
61,453
-
2,741
Commercial and industrial
809
76
4,369
5,254
304,683
309,937
341
4,028
Mortgage
4,082
1,615
20,668
26,365
24,524
50,889
7,338
13,330
Consumer:

Credit cards
751
454
1,139
2,344
6,755
9,099
869
270

Personal
695
197
1,328
2,220
12,195
14,415
60
1,268

Auto
-
-
-
-
458
458
-
Total $
6,822
$
2,342
$
32,360
$
41,524
$
408,568
$
450,092
$
8,608
$
23,752
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

March 31, 2026
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE non-owner occupied $
-
$
-
$
-
$
-
$
58,652
$
58,652
$
-
$
-
Commercial and industrial
-
-
-
-
914
914
-
-
Mortgage
-
-
-
-
1,120
1,120
-
-
Consumer:

Personal
-
-
33
33
75
108
33
-
Total $
-
$
-
$
33
$
33
$
60,761
$
60,794
$
33
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

March 31, 2026
Past Due 90 days or more [1]
(In thousands) 30-59 days 60-89 days
Past due 90
days or more
Total past
due Current Total
With Payment
Default
Without
Payment Default
CRE non-owner occupied $
-
$
-
$
2,115
$
2,115
$
60,378
$
62,493
$
-
$
2,115
CRE owner occupied
485
-
2,741
3,226
58,227
61,453
-
2,741
Commercial and industrial
809
76
4,369
5,254
305,597
310,851
341
4,028
Mortgage
4,082
1,615
20,668
26,365
25,644
52,009
7,338
13,330
Consumer:

Credit cards
751
454
1,139
2,344
6,755
9,099
869
270

Personal
695
197
1,361
2,253
12,270
14,523
93
1,268

Auto
-
-
-
-
458
458
-
-
Total $
6,822
$
2,342
$
32,393
$
41,557
$
469,329
$
510,886
$
8,641
$
23,752
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

March 31, 2026
(In thousands)
Interest Rate
Reduction Term Extension
Other-Than-
Insignificant
Payment Delays
Combination - Term
Extension and Interest
Rate Reduction
Combination - Other-
Than-Insignificant
Payment Delays and
Interest Rate
Reduction Total
Commercial and industrial $
152
$
40
$
14
$
96
$
140
$
442
Mortgage
-
7,741
109
736
-
8,586
Consumer:

Credit cards
69
-
-
-
1,133
1,202

Personal
50
-
-
288
-
338
Total $
271
$
7,781
$
123
$
1,120
$
1,273
$
10,568

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

2026 and

December 31,

2025 and

the gross

charge-offs

recorded by
vintage year. For

the definitions of the obligor risk ratings,

refer to the Credit Quality section of

Note 8 to the Consolidated Financial
Statements included in the 2025 Form 10-K:

March 31, 2026
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2026 2025 2024 2023 2022
Prior

Years Total
BPPR
Commercial:
Commercial multi-family
Pass $
42,608
$
11,093
$
32,748
$
36,284
$
130,510
$
65,455
$
303
$
-
$
319,001
Watch
-
-
15,710
-
518
3,654
-
-
19,882
Special Mention
-
220
-
-
-
193
-
-
413
Substandard
-
-
-
-
-
3,795
-
-
3,795
Total commercial
multi-family $
42,608
$
11,313
$
48,458
$
36,284
$
131,028
$
73,097
$
303
$
-
$
343,091
Commercial real estate non-owner occupied
Pass $
82,203
$
441,363
$
401,447
$
263,210
$
782,917
$
1,136,854
$
5,267
$
-
$
3,113,261
Watch
-
22,316
11,821
42,798
4,973
97,718
598
-
180,224
Special Mention
-
1,814
-
868
141
41,114
-
-
43,937
Substandard
-
-
723
8,367
17,435
28,244
-
-
54,769
Total commercial
real estate non-
owner occupied $
82,203
$
465,493
$
413,991
$
315,243
$
805,466
$
1,303,930
$
5,865
$
-
$
3,392,191
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
11,131
$
-
$
-
$
-
$
11,131
Commercial real estate owner occupied
Pass $
17,596
$
153,564
$
111,506
$
48,190
$
69,723
$
422,574
$
22,830
$
-
$
845,983
Watch
-
6,194
26,562
6,166
34,427
93,078
1,049
-
167,476
Special Mention
190
-
-
1,484
2,935
17,345
1,500
-
23,454
Substandard
987
9,312
1,894
1,804
18,232
76,798
1,827
-
110,854
Doubtful
-
73
-
-
220
151
-
-
444
Total commercial
real estate owner
occupied $
18,773
$
169,143
$
139,962
$
57,644
$
125,537
$
609,946
$
27,206
$
-
$
1,148,211
Year-to-Date gross
write-offs $
1
$
-
$
-
$
-
$
-
$
90
$
-
$
-
$
91

Commercial and industrial
Pass $
68,303
$
1,310,651
$
599,285
$
642,805
$
424,285
$
518,898
$
1,366,545
$
-
$
4,930,772
Watch
7,479
34,152
93,292
18,274
32,820
17,092
204,257
-
407,366
Special Mention
1,342
20,675
25,617
9,852
1,791
4,476
22,278
-
86,031
Substandard
8,539
36,138
14,964
46,521
94,276
170,270
145,363
-
516,071
Loss
-
-
-
-
-
-
25
-
25
Total commercial
and industrial $
85,663
$
1,401,616
$
733,158
$
717,452
$
553,172
$
710,736
$
1,738,468
$
-
$
5,940,265
Year-to-Date gross
write-offs $
322
$
257
$
161
$
60
$
14
$
14
$
1,790
$
-
$
2,618
Construction
Pass $
8,389
$
34,849
$
114,149
$
77,267
$
-
$
11,792
$
71,895
$
-
$
318,341
Watch
-
-
45,773
43,224
5,688
-
(247)
-
94,438
Total construction $
8,389
$
34,849
$
159,922
$
120,491
$
5,688
$
11,792
$
71,648
$
-
$
412,779
Mortgage
Pass $
191,448
$
1,006,090
$
855,964
$
668,642
$
382,160
$
4,262,955
$
-
$
-
$
7,367,259
Substandard
-
183
727
2,872
1,922
62,782
-
-
68,486
Total mortgage $
191,448
$
1,006,273
$
856,691
$
671,514
$
384,082
$
4,325,737
$
-
$
-
$
7,435,745
Year-to-Date gross
write-offs $
-

$
-

$
-

$
-

$
-

$
483
$
-
$
-
$
483

March 31, 2026
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2026 2025 2024 2023 2022
Prior

Years Total
BPPR
Leasing
Pass $
202,295
$
598,503
$
498,463
$
324,408
$
225,282
$
128,323
$
-
$
-
$
1,977,274
Substandard
1
653
1,825
2,632
2,242
1,538
-
-
8,891
Total leasing $
202,296
$
599,156
$
500,288
$
327,040
$
227,524
$
129,861
$
-
$
-
$
1,986,165
Year-to-Date gross
write-offs $
21
$
1,064
$
1,026
$
1,082
$
693
$
199
$
-
$
-
$
4,085
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,188,797
$
-
$
1,188,797
Substandard
-
-
-
-
-
-
25,392
-
25,392
Loss
-
-
-
-
-
-
3
-
3
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,214,192
$
-
$
1,214,192
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
19,235
$
-
$
19,235
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,898
$
-
$
1,898
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
-
$
1,898
$
-
$
1,898
Personal
Pass $
238,029
$
755,971
$
361,303
$
223,153
$
111,867
$
113,321
$
-
$
31,028
$
1,834,672
Substandard
-
1,644
2,772
2,475
1,246
6,432
-
1,800
16,369
Loss
-
-
9
1
-
13
-
-
23
Total Personal $
238,029
$
757,615
$
364,084
$
225,629
$
113,113
$
119,766
$
-
$
32,828
$
1,851,064
Year-to-Date gross
write-offs $
-
$
2,534
$
3,780
$
4,636
$
1,937
$
7,205
$
-
$
652
$
20,744
Auto
Pass $
286,874
$
1,082,045
$
930,739
$
647,257
$
420,503
$
372,300
$
-
$
-
$
3,739,718
Substandard
20
4,671
12,133
10,915
8,074
8,326
-
-
44,139
Loss
-
29
16
-
-
2
-
-
47
Total Auto $
286,894
$
1,086,745
$
942,888
$
658,172
$
428,577
$
380,628
$
-
$
-
$
3,783,904
Year-to-Date gross
write-offs $
82
$
5,175
$
7,130
$
5,400
$
2,516
$
847
$
-
$
-
$
21,150
Other consumer
Pass $
5,899
$
32,313
$
23,730
$
15,510
$
14,353
$
7,189
$
63,737
$
-
$
162,731
Substandard
-
-
10
2,242
128
45
436
-
2,861
Loss
-
-
-
-
1,025
791
-
-
1,816
Total Other
consumer $
5,899
$
32,313
$
23,740
$
17,752
$
15,506
$
8,025
$
64,173
$
-
$
167,408
Year-to-Date gross
write-offs $
-
$
94
$
34
$
57
$
94
$
468
$
-
$
-
$
747
Total BPPR $
1,162,202
$
5,564,516
$
4,183,182
$
3,147,221
$
2,789,693
$
7,673,518
$
3,123,753
$
32,828
$
27,676,913

March 31, 2026
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2026 2025 2024 2023 2022
Prior
Years Total
Popular U.S.
Commercial:
Commercial multi-family
Pass $
87,872
$
350,606
$
136,836
$
118,464
$
380,415
$
736,267
$
8,422
$
-
$
1,818,882
Watch
-
-
2,460
20,354
71,147
137,773
-
-
231,734
Special Mention
-
-
-
2,702
-
2,053
-
-
4,755
Substandard
-
-
-
1,769
2,720
24,344
-
-
28,833
Total commercial
multi-family $
87,872
$
350,606
$
139,296
$
143,289
$
454,282
$
900,437
$
8,422
$
-
$
2,084,204
Commercial real estate non-owner occupied
Pass $
23,820
$
216,348
$
163,271
$
321,723
$
460,793
$
722,441
$
7,065
$
-
$
1,915,461
Watch
-
10,300
9,757
11,387
15,032
59,839
-
-
106,315
Special Mention
-
-
2,067
-
-
1,888
-
-
3,955
Substandard
-
-
-
-
6,854
118,675
-
-
125,529
Total commercial
real estate non-
owner occupied
$
23,820
$
226,648
$
175,095
$
333,110
$
482,679
$
902,843
$
7,065
$
-
$
2,151,260
Commercial real estate owner occupied
Pass $
257,819
$
562,643
$
219,711
$
155,809
$
192,366
$
399,096
$
10,052
$
-
$
1,797,496
Watch
-
-
35,238
55,274
25,253
32,158
1,600
-
149,523
Special Mention
-
-
17,890
-
-
10,816
-
-
28,706
Substandard
-
-
2,700
-
1,922
83,798
-
-
88,420
Total commercial
real estate owner
occupied $
257,819
$
562,643
$
275,539
$
211,083
$
219,541
$
525,868
$
11,652
$
-
$
2,064,145

Commercial and industrial
Pass $
7,653
$
296,812
$
363,946
$
225,175
$
273,167
$
764,098
$
338,795
$
-
$
2,269,646
Watch
-
33,073
7,034
42,309
62,586
177,179
11,200
-
333,381
Special Mention
-
-
-
4,649
-
411
738
-
5,798
Substandard
-
-
5,441
1,070
3,906
1,506
4,546
-
16,469
Total commercial
and industrial
$
7,653
$
329,885
$
376,421
$
273,203
$
339,659
$
943,194
$
355,279
$
-
$
2,625,294
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
2
$
27
$
-
$
29
Construction
Pass $
70,527
$
356,131
$
404,477
$
214,892
$
60,026
$
-
$
12,491
$
-
$
1,118,544
Watch
-
12,983
10,814
60,772
28,524
6,903
-
-
119,996
Special Mention
-
-
-
3,833
-
-
-
-
3,833
Substandard
-
-
7,526
2,912
8,603
-
-
-
19,041
Total construction $
70,527
$
369,114
$
422,817
$
282,409
$
97,153
$
6,903
$
12,491
$
-
$
1,261,414
Mortgage
Pass $
2,484
$
96,739
$
72,630
$
77,522
$
204,371
$
813,170
$
-
$
-
$
1,266,916
Substandard
-
-
-
644
-
9,056
-
-
9,700
Total mortgage $
2,484
$
96,739
$
72,630
$
78,166
$
204,371
$
822,226
$
-
$
-
$
1,276,616
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
19
$
-
$
-
$
19

March 31, 2026
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2026 2025 2024 2023 2022
Prior
Years Total
Popular U.S.
Consumer:
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
7
$
-
$
7
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
7
$
-
$
7
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
4,994
$
61,077
$
9,029
$
75,100
Substandard
-
-
-
-
-
1,219
11
880
2,110
Loss
-
-
-
-
-
39
-
617
656
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
6,252
$
61,088
$
10,526
$
77,866
Personal
Pass $
3,471
$
16,383
$
15,929
$
10,265
$
12,048
$
3,216
$
-
$
-
$
61,312
Substandard
-
77
149
182
165
273
-
-
846
Loss
-
-
11
-
-
48
-
-
59
Total Personal $
3,471
$
16,460
$
16,089
$
10,447
$
12,213
$
3,537
$
-
$
-
$
62,217
Year-to-Date gross
write-offs $
30
$
276
$
554
$
454
$
300
$
204
$
-
$
-
$
1,818
Other consumer
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
9,766
$
-
$
9,766
Total Other
consumer $
-
$
-
$
-
$
-
$
-
$
-
$
9,766
$
-
$
9,766
Year-to-Date gross
write-offs
$
-
$
-
$
-
$
-
$
-
$
-
$
13
$
-
$
13
Total Popular U.S. $
453,646
$
1,952,095
$
1,477,887
$
1,331,707
$
1,809,898
$
4,111,260
$
465,770
$
10,526
$
11,612,789

March 31, 2026
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2026 2025 2024 2023 2022
Prior
Years Total
Popular, Inc.
Commercial:
Commercial multi-family
Pass $
130,480
$
361,699
$
169,584
$
154,748
$
510,925
$
801,722
$
8,725
$
-
$
2,137,883
Watch
-
-
18,170
20,354
71,665
141,427
-
-
251,616
Special Mention
-
220
-
2,702
-
2,246
-
-
5,168
Substandard
-
-
-
1,769
2,720
28,139
-
-
32,628
Total commercial
multi-family $
130,480
$
361,919
$
187,754
$
179,573
$
585,310
$
973,534
$
8,725
$
-
$
2,427,295
Commercial real estate non-owner occupied
Pass $
106,023
$
657,711
$
564,718
$
584,933
$
1,243,710
$
1,859,295
$
12,332
$
-
$
5,028,722
Watch
-
32,616
21,578
54,185
20,005
157,557
598
-
286,539
Special Mention
-
1,814
2,067
868
141
43,002
-
-
47,892
Substandard
-
-
723
8,367
24,289
146,919
-
-
180,298
Total commercial
real estate non-
owner occupied $
106,023
$
692,141
$
589,086
$
648,353
$
1,288,145
$
2,206,773
$
12,930
$
-
$
5,543,451
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
11,131
$
-
$
-
$
-
$
11,131
Commercial real estate owner occupied
Pass $
275,415
$
716,207
$
331,217
$
203,999
$
262,089
$
821,670
$
32,882
$
-
$
2,643,479
Watch
-
6,194
61,800
61,440
59,680
125,236
2,649
-
316,999
Special Mention
190
-
17,890
1,484
2,935
28,161
1,500
-
52,160
Substandard
987
9,312
4,594
1,804
20,154
160,596
1,827
-
199,274
Doubtful
-
73
-
-
220
151
-
-
444
Total commercial
real estate owner
occupied $
276,592
$
731,786
$
415,501
$
268,727
$
345,078
$
1,135,814
$
38,858
$
-
$
3,212,356
Year-to-Date gross
write-offs $
1
$
-
$
-
$
-
$
-
$
90
$
-
$
-
$
91
Commercial and industrial
Pass $
75,956
$
1,607,463
$
963,231
$
867,980
$
697,452
$
1,282,996
$
1,705,340
$
-
$
7,200,418
Watch
7,479
67,225
100,326
60,583
95,406
194,271
215,457
-
740,747
Special Mention
1,342
20,675
25,617
14,501
1,791
4,887
23,016
-
91,829
Substandard
8,539
36,138
20,405
47,591
98,182
171,776
149,909
-
532,540
Loss
-
-
-
-
-
-
25
-
25
Total commercial
and industrial $
93,316
$
1,731,501
$
1,109,579
$
990,655
$
892,831
$
1,653,930
$
2,093,747
$
-
$
8,565,559
Year-to-Date gross
write-offs $
322
$
257
$
161
$
60
$
14
$
16
$
1,817
$
-
$
2,647

March 31, 2026
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2026 2025 2024 2023 2022
Prior
Years Total
Popular, Inc.
Construction
Pass $
78,916
$
390,980
$
518,626
$
292,159
$
60,026
$
11,792
$
84,386
$
-
$
1,436,885
Watch
-
12,983
56,587
103,996
34,212
6,903
(247)
-
214,434
Special Mention
-
-
-
3,833
-
-
-
-
3,833
Substandard
-
-
7,526
2,912
8,603
-
-
-
19,041
Total construction $
78,916
$
403,963
$
582,739
$
402,900
$
102,841
$
18,695
$
84,139
$
-
$
1,674,193
Mortgage
Pass $
193,932
$
1,102,829
$
928,594
$
746,164
$
586,531
$
5,076,125
$
-
$
-
$
8,634,175
Substandard
-
183
727
3,516
1,922
71,838
-
-
78,186
Total mortgage $
193,932
$
1,103,012
$
929,321
$
749,680
$
588,453
$
5,147,963
$
-
$
-
$
8,712,361
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
502
$
-
$
-
$
502
Leasing
Pass $
202,295
$
598,503
$
498,463
$
324,408
$
225,282
$
128,323
$
-
$
-
$
1,977,274
Substandard
1
653
1,825
2,632
2,242
1,538
-
-
8,891
Total leasing $
202,296
$
599,156
$
500,288
$
327,040
$
227,524
$
129,861
$
-
$
-
$
1,986,165
Year-to-Date gross
write-offs $
21
$
1,064
$
1,026
$
1,082
$
693
$
199
$
-
$
-
$
4,085

March 31, 2026
Term Loans
Revolving
Loans
Amortized
Cost Basis
Revolving
Loans
Converted to
Term Loans
Amortized
Cost Basis
Amortized Cost Basis by Origination Year
(In thousands) 2026 2025 2024 2023 2022
Prior
Years Total
Popular, Inc.
Consumer:
Credit cards
Pass $
-
$
-
$
-
$
-
$
-
$
-
$
1,188,804
$
-
$
1,188,804
Substandard
-
-
-
-
-
-
25,392
-
25,392
Loss
-
-
-
-
-
-
3
-
3
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
1,214,199
$
-
$
1,214,199
Year-to-Date gross
write-offs $
-
$
-
$
-
$
-
$
-
$
-
$
19,235
$
-
$
19,235
HELOCs
Pass $
-
$
-
$
-
$
-
$
-
$
4,994
$
62,975
$
9,029
$
76,998
Substandard
-
-
-
-
-
1,219
11
880
2,110
Loss
-
-
-
-
-
39
-
617
656
Total HELOCs $
-
$
-
$
-
$
-
$
-
$
6,252
$
62,986
$
10,526
$
79,764
Personal
Pass $
241,500
$
772,354
$
377,232
$
233,418
$
123,915
$
116,537
$
-
$
31,028
$
1,895,984
Substandard
-
1,721
2,921
2,657
1,411
6,705
-
1,800
17,215
Loss
-
-
20
1
-
61
-
-
82
Total Personal $
241,500
$
774,075
$
380,173
$
236,076
$
125,326
$
123,303
$
-
$
32,828
$
1,913,281
Year-to-Date gross
write-offs $
30
$
2,810
$
4,334
$
5,090
$
2,237
$
7,409
$
-
$
652
$
22,562
Auto
Pass $
286,874
$
1,082,045
$
930,739
$
647,257
$
420,503
$
372,300
$
-
$
-
$
3,739,718
Substandard
20
4,671
12,133
10,915
8,074
8,326
-
-
44,139
Loss
-
29
16
-
-
2
-
-
47
Total Auto $
286,894
$
1,086,745
$
942,888
$
658,172
$
428,577
$
380,628
$
-
$
-
$
3,783,904
Year-to-Date gross
write-offs $
82
$
5,175
$
7,130
$
5,400
$
2,516
$
847
$
-
$
-
$
21,150
Other consumer
Pass $
5,899
$
32,313
$
23,730
$
15,510
$
14,353
$
7,189
$
73,503
$
-
$
172,497
Substandard
-
-
10
2,242
128
45
436
-
2,861
Loss
-
-
-
-
1,025
791
-
-
1,816
Total Other
consumer $
5,899
$
32,313
$
23,740
$
17,752
$
15,506
$
8,025
$
73,939
$
-
$
177,174
Year-to-Date gross
write-offs $
-
$
94
$
34
$
57
$
94
$
468
$
13
$
-
$
760
Total Popular Inc. $
1,615,848
$
7,516,611
$
5,661,069
$
4,478,928
$
4,599,591
$
11,784,778
$
3,589,523
$
43,354
$
39,289,702

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

March 31, 2026 and
2025.

For the quarter ended March 31, 2026
OREO OREO
(In thousands) Commercial/Construction Mortgage Total
Balance at beginning of period $
4,911
$
37,522
$
42,433
Write-downs in value
(190)
(535)
(725)
Additions
974
11,394
12,368
Sales
(558)
(7,542)
(8,100)
Other adjustments
-
(296)
(296)
Ending balance $
5,137
$
40,543
$
45,680

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

(In thousands) March 31, 2026 December 31, 2025
Net deferred tax assets (net of valuation allowance) $
811,150
$
814,265
Investments under the equity method
280,246
261,687
Prepaid taxes
33,621
42,762
Other prepaid expenses
24,984
25,542
Capitalized software costs
193,973
183,381
Derivative assets
23,917
27,913
Trades receivable from brokers and counterparties
551
245
Principal, interest and escrow servicing advances
27,678
30,252
Guaranteed mortgage loan claims receivable
7,093
9,184
Operating ROU assets
97,803
95,234
Finance ROU assets

24,383
23,686
Assets for pension benefit
39,497
38,157
Others
166,873
153,669
Total other assets $
1,731,769
$
1,705,977
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

Gross Carrying Accumulated Net Carrying
(In thousands) Amount Amortization Value
March 31, 2026
Software development costs $
104,516
$
37,735
$
66,781
Software license costs
73,116
39,149
33,967
Cloud computing arrangements
111,549
18,324
93,225
Total Capitalized

software costs [1] [2]
$
289,181
$
95,208
$
193,973
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

Quarters ended March 31,
(In thousands) 2026 2025
Software development and license costs $
23,956
$
21,728
Cloud computing arrangements
3,601
1,366
Total amortization

expense
$
27,557
$
23,094

Note 11 – Goodwill and other intangible assets

Goodwill
There were
no

changes in the carrying amount of goodwill

for the quarters ended March 31, 2026 and

2025.
The following tables present the gross amount

of goodwill and accumulated impairment losses

by reportable segment (refer to Note
28 for the definition of the Corporation’s reportable segments):

March 31, 2026
Balance at Balance at
March 31, Accumulated March 31,
2026 impairment 2026
(In thousands)

(gross amounts)
losses

(net amounts)
Banco Popular de Puerto Rico $
438,710
$
3,801
$
434,909
Popular U.S.
564,456
209,411
355,045
Total Popular,

Inc.

$
1,003,166
$
213,212
$
789,954

December 31, 2025

Balance at

Balance at

December 31, Accumulated December 31,
2025 impairment 2025
(In thousands)

(gross amounts)
losses

(net amounts)
Banco Popular de Puerto Rico $
438,710
$
3,801
$
434,909
Popular U.S.
564,456
209,411
355,045
Total Popular,

Inc.

$
1,003,166
$
213,212
$
789,954

Other Intangible Assets
At March

31, 2026,

the Corporation

had intangible

assets subject

to amortization

amounting to

$
3.9

million (December

31, 2025-
$
4.3

million), which will be amortized through the

year 2029
.

Note 12 – Deposits
Total deposits as of the end of the periods presented consisted of:

(In thousands) March 31, 2026 December 31, 2025
Savings accounts $
14,632,435
$
14,368,599
NOW, money market and other interest

-bearing demand deposits
27,447,163
27,037,924
Total savings, NOW,

money market and other interest-bearing demand deposits
42,079,598
41,406,523
Certificates of deposit:
Under $250,000
5,616,700
5,564,615
$250,000 and over
4,129,230
3,914,746

Total certificates

of deposit
9,745,930
9,479,361
Total interest-bearing

deposits
$
51,825,528
$
50,885,884
Non- interest-bearing deposits $
15,785,788
$
15,304,209
Total deposits $
67,611,316
$
66,190,093
A summary of certificates of deposits by maturity at

March 31, 2026 follows:

(In thousands)
2026 $
6,098,880
2027
1,807,034
2028
775,731
2029
453,492
2030
420,618
2031 and thereafter
190,175
Total certificates of

deposit
$
9,745,930
At March 31, 2026, the Corporation had brokered

deposits amounting to $
1.0

billion (December 31, 2025 - $
1.0

billion).
The aggregate amount of overdrafts in demand

deposit accounts that were reclassified to loans was

$
9.2

million at March 31, 2026
(December 31, 2025 - $
10.7

million).
At

March

31,

2026,

Puerto

Rico

government

deposits

amounted

to

$
19.7

billion.

Puerto

Rico

government

deposits

are

interest
bearing accounts, which are indexed to short-term market

rates and fluctuate in cost with changes in those rates, in accordance with
contractual terms.

Note 13 – Borrowings
Assets sold under agreements to repurchase
Assets sold under agreements to repurchase amounted

to $
35

million at March 31, 2026 and $
39

million at December 31, 2025.
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

March 31, 2026 December 31, 2025
Repurchase Repurchase
(In thousands)

liability

liability
U.S. Treasury securities
Within 30 days
$
15,083
$
29,356
After 30 to 90 days
19,493
9,645
Total U.S. Treasury

securities
34,576
39,001
Total
$
34,576
$
39,001
Repurchase agreements in this portfolio

are generally short-term, often overnight.

As such our risk

is very limited.

We manage the
liquidity risks arising from secured

funding by sourcing funding globally from

a diverse group of counterparties, providing

a range of
securities collateral and pursuing longer durations,

when appropriate.
Other short-term borrowings
At March 31, 2026 and December 31, 2025,

other short-term borrowings consisted of $
350

million and $
650

million, respectively, in
FHLB Advances.

Notes Payable
The following table presents the composition of notes

payable at March 31, 2026 and December

31, 2025.

(In thousands) March 31, 2026 December 31, 2025
Advances with the FHLB with maturities ranging from
2026

through
2029

paying interest at
monthly
fixed rates ranging from
0.69
% to
4.17
%
$
139,620
$
164,620
Unsecured senior debt securities maturing on
2028

paying interest
semi-annually

at a fixed rate of
7.25
%, net of debt issuance costs of $
3,045
396,955
396,558
Junior subordinated deferrable interest debentures (related to trust preferred securities) maturing on
2034

with fixed interest rates ranging from
6.125
% to
6.564
%, net of debt issuance costs of $
227
198,406
198,399
Total notes payable $
734,981
$
759,577
Note: Refer to the 2025 Form 10-K for rates information

at December 31, 2025.
A breakdown of borrowings by contractual maturities

at March 31, 2026 is included in the table

below.

Assets sold under

Short-term
(In thousands)
agreements to
repurchase
borrowings
Notes payable Total
2026
34,576
350,000
49,500
434,076
2027
-
-
6,113
6,113
2028
-
-
441,305
441,305
2029
-
-
39,657
39,657
Later years
-
-
198,406
198,406
Total borrowings $
34,576
$
350,000
$
734,981
$
1,119,557
At March

31, 2026

and December 31,

2025, the

Corporation had FHLB

borrowing facilities whereby

the Corporation could

borrow
up to

$
4.7

billion and $
4.8

billion, respectively,

of which $
0.5

billion and $
0.8

billion, respectively,

were used. The

FHLB borrowing
facilities are collateralized with securities and loans

held-in-portfolio, and do not have restrictive covenants

or callable features.

Also, at March 31,

2026, the Corporation had borrowing

facilities at the discount

window of the Federal Reserve

Bank of New York
amounting to $
12.2

billion (December 31, 2025 - $
12.1

billion), which remained unused at March 31, 2026 and December 31, 2025.

The facilities are a collateralized source of credit that

is highly dependable even under difficult market

conditions.

Note 14 − Other liabilities
The caption of other liabilities in the Consolidated

Statements of Financial Condition consists of the

following major categories:

(In thousands) March 31, 2026 December 31, 2025
Accrued expenses $
232,452
$
321,203
Accrued interest payable
58,961
66,240
Accounts payable
98,568
78,998
Dividends payable
48,665
49,596
Trades payable
297,657
595,911
Liability for GNMA loans sold with an option to repurchase
8,225
8,734
Reserves for loan indemnifications
2,624
2,704
Reserve for operational losses
21,344
20,723
Operating lease liabilities
107,396
104,958
Finance lease liabilities

27,525
27,389
Pension benefit obligation
4,624
4,739
Postretirement benefit obligation
104,477
103,974
Others
76,541
75,348
Total other liabilities $
1,089,059
$
1,460,517

Note 15 – Stockholders’ equity

As of March 31,

2026, stockholders’ equity totaled $
6.3

billion. During the quarter

ended March 31, 2026, the

Corporation declared
cash dividends of $
0.75

(2025 - $
0.70
) per common share amounting to

$
48.7

million (2025 - $
48.4

million). The quarterly dividend
of $
0.75

per share declared to stockholders of record as

of the close of business on
March 18, 2026

was paid on
April 1, 2026
.
During the

quarter ended

March 31,

2026, the

Corporation completed

the

repurchase of
1,155,398

shares of

common stock

for
$
155.2

million at an average price of

$
134.31

per share under the 2025 common stock

repurchase program. As of March 31, 2026,
$
126.0

million

remained

available

for

stock

repurchase

under

the

2025

common

stock

repurchase

program.

During

the

quarter
ended March

31, 2025,

the Corporation

completed the

repurchase of
1,270,569

shares of

common stock

for $
122.3

million at

an
average price of $
96.24

per share, as part of the 2024 common stock

repurchase program.

Note 16 – Other comprehensive income (loss)
The

following

table

presents

changes

in

accumulated

other

comprehensive

income

(loss)

by

component

for

the

quarters

ended
March 31, 2026 and 2025.

Changes in Accumulated Other Comprehensive Income

(Loss) by Component [1]
Quarters ended March 31,
(In thousands) 2026 2025
Foreign currency translation Beginning Balance $
(85,282)
$
(71,365)
Other comprehensive loss
(256)
(6,646)
Net change
(256)
(6,646)
Ending balance $
(85,538)
$
(78,011)
Adjustment of pension and
postretirement benefit plans Beginning Balance $
(91,155)
$
(94,692)
Amounts reclassified from accumulated other comprehensive loss for
amortization of net losses
1,411
1,421
Net change
1,411
1,421
Ending balance $
(89,744)
$
(93,271)
Unrealized net holding losses on
debt securities Beginning Balance $
(1,005,650)
$
(1,495,183)
Other comprehensive (loss) income before reclassifications
(25,257)
140,229
Amounts reclassified from accumulated other comprehensive loss for
amortization of net unrealized losses of debt securities

transferred from
available-for-sale to held-to-maturity
37,501
36,249
Net change
12,244
176,478
Ending balance $
(993,406)
$
(1,318,705)
Total accumulated

other comprehensive loss
$
(1,168,688)
$
(1,489,987)
[1] All amounts presented are net of tax.

The following table

presents the amounts

reclassified out of

each component of

accumulated other comprehensive loss

during the
quarters ended March 31, 2026 and 2025.

Reclassifications Out of Accumulated Other Comprehensive

Loss
Affected Line Item in the

Quarters ended March 31,
(In thousands) Consolidated Statements of Operations 2026 2025
Adjustment of pension and postretirement benefit plans
Amortization of net losses Other operating expenses $
(2,258)
$
(2,273)
Total before tax
(2,258)
(2,273)
Income tax benefit
847
852
Total net of tax $
(1,411)
$
(1,421)
Unrealized holding losses on debts securities
Amortization of unrealized net losses of debt
securities transferred to held-to-maturity Investment securities $
(46,876)
$
(45,311)
Total before tax
(46,876)
(45,311)
Income tax benefit
9,375
9,062
Total net of tax $
(37,501)
$
(36,249)
Total reclassification

adjustments, net of tax
$
(38,912)
$
(37,670)

Note 17 – Guarantees
The Corporation

has obligations

upon the

occurrence of

certain events

under financial

guarantees provided

in certain

contractual
agreements.

Also,

from

time

to

time,

the

Corporation

securitized

mortgage

loans

into

guaranteed

mortgage-backed

securities
subject in certain instances, to

lifetime credit recourse on the

loans that serve as collateral

for the mortgage-backed securities. The
Corporation has

not sold

any mortgage

loans subject

to credit

recourse since

2009. Also,

from time

to time,

the Corporation

may
sell, in

bulk sale

transactions, residential

mortgage loans

and Small

Business Administration

(“SBA”) commercial

loans subject

to
credit

recourse

or

to

certain

representations

and

warranties

from

the

Corporation

to

the

purchaser.

These

representations

and
warranties may

relate, for

example, to

borrower creditworthiness,

loan documentation,

collateral,

prepayment and

early payment
defaults. The

Corporation may

be required

to

repurchase the

loans under

the credit

recourse agreements

or

representation and
warranties.
At March 31, 2026,

the Corporation serviced $
414

million (December 31, 2025

- $
429

million) in residential mortgage loans

subject
to credit recourse provisions, principally loans associated

with FNMA and FHLMC residential mortgage

loan securitization programs.

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

2026,

the

Corporation

repurchased

approximately

$
0.2

million

of

unpaid

principal

balance

in

mortgage

loans
subject

to

the

credit

recourse

provisions

(March

31,

2025

-

$
0.3

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
March 31, 2026,

the Corporation’s liability

established to cover the

estimated credit loss

exposure related to loans

sold or serviced
with credit recourse amounted to $
2

million (December 31, 2025 - $
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
of principal,

interest, taxes

and insurance,

if such

payments have

not been

received from

the borrowers.

At March

31, 2026,

the
Corporation serviced $
8.0

billion in mortgage loans for third parties, including the loans serviced with credit recourse (December 31,
2025 - $
8.2

billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner,
from liquidation proceeds when the mortgage

loan is foreclosed or,

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
2026,

the

outstanding balance

of

funds

advanced

by

the

Corporation under

such

mortgage

loan servicing

agreements was

$
28
million

(December

31,

2025

-

$
30

million).

To

the

extent

the

mortgage

loans

underlying

the

Corporation’s

servicing

portfolio
experience

increased delinquencies,

the

Corporation would

be

required to

dedicate

additional cash

resources to

comply

with its
obligation to advance funds as well as incur additional

administrative costs related to increases in collection

efforts.
Popular,

Inc. Holding

Company (“PIHC”) fully

and unconditionally guarantees

certain borrowing

obligations issued by

certain of

its
100
%

owned

consolidated

subsidiaries

amounting

to

$
94

million

at

March

31,

2026

and

December

31,

2025,

respectively.

In
addition, at both March 31, 2026 and

December 31, 2025, PIHC fully and unconditionally guaranteed on a subordinated basis $
193
million

of

capital

securities

(trust

preferred

securities)

issued

by

wholly-owned issuing

trust

entities to

the

extent

set

forth

in

the
applicable

guarantee

agreement.

Refer

to

Note

17

to

the

Consolidated Financial

Statements

in

the

2025

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
Financial instruments with

off-balance sheet credit

risk, whose contract

amounts represent potential credit

risk as of

the end of

the
periods presented were as follows:

(In thousands) March 31, 2026 December 31, 2025
Commitments to extend credit:
Credit card lines $
6,514,524
$
6,415,208
Commercial lines of credit
4,260,637
4,257,505
Construction lines of credit
1,139,056
1,197,319
Other consumer unused credit commitments

283,742
277,635
Commercial letters of credit
6,838
21,248
Standby letters of credit
97,235
111,554
Commitments to originate or fund mortgage loans
20,457
20,099
At March

31, 2026

and December 31,

2025, the

Corporation maintained a

reserve of

$
15

million and

$
14

million, respectively,

for
potential losses associated with unfunded loan commitments

related to commercial and construction lines of

credit.
Other commitments
At March

31, 2026

and December

31, 2025,

the Corporation

also maintained

other non-credit

commitments for

$
5

million and

$
7
million, respectively, primarily for the acquisition of other investments.

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

2026, the

Corporation’s direct

exposure to

the Puerto

Rico

government and

its

instrumentalities and

municipalities
totaled

$
390

million,

of

which

$
340

million

were

outstanding

($
391

million

and

$
342

million

at

December

31,

2025).

Of

the
outstanding amount, $
333

million consists of loans and $
7

million are securities ($
333

million and $
9

million at December 31, 2025).
Substantially all

of the

amount outstanding

at March

31, 2026

and December

31, 2025

were obligations from

various Puerto

Rico
municipalities. In most cases, these were “general obligations” of a municipality, to which the applicable municipality has pledged its
good

faith,

credit

and

unlimited taxing

power,

or

“special

obligations”

of

a

municipality,

to

which

the

applicable

municipality

has
pledged other revenues. At March 31, 2026, approximately
77
% of the Corporation’s exposure to municipal loans and securities was
concentrated in

the municipalities

of San

Juan, Guaynabo,

Carolina and

Caguas. The

Corporation’s exposure

at March

31, 2026,

included

approximately $
47.4

million

in

Automated

Clearing House

(“ACH”) transaction

settlement exposure,

none

of

which was
outstanding.
The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government
according to their maturities as of March 31, 2026
:

(In thousands)
Investment
Portfolio Loans Total Outstanding Total Exposure
Central Government
Within 1 year
$
-
$
-
$
-
$
47,400
After 10 years
41
-
41
41
Total Central

Government
41
-
41
47,441
Municipalities
Within 1 year
2,720
11,574
14,294
16,294
After 1 to 5 years
3,910
166,515
170,425
170,425
After 5 to 10 years
450
124,087
124,537
124,537
After 10 years
-
30,991
30,991
30,991
Total Municipalities
7,080
333,167
340,247
342,247
Total Direct Government

Exposure
$
7,121
$
333,167
$
340,288
$
389,688

In addition, at March

31, 2026, the Corporation had

$
201

million in loans insured

or securities issued by

Puerto Rico governmental
entities but for

which the principal

source of

repayment is non-governmental

($
209

million at December

31, 2025). These

included
$
166

million

in

residential

mortgage

loans

insured

by

the

Puerto

Rico

Housing

Finance

Authority

(“HFA”),

a

governmental
instrumentality

that

has

been

designated

as

a

covered

entity

under

PROMESA

(December

31,

2025

-

$
167

million).

These
mortgage loans

are secured

by first

mortgages on

Puerto Rico

residential properties

and the

HFA

insurance covers

losses in

the
event of a

borrower default and upon the

satisfaction of certain other

conditions. The Corporation also

had at March

31, 2026, $
35
million in

bonds issued by

HFA which

are secured by

second mortgage loans

on Puerto Rico

residential properties, and

for which
HFA also provides

insurance to cover losses in the

event of a borrower default and

upon the satisfaction of certain other

conditions
(December 31,

2025 -

$
36

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

BPPR’s

commercial loan

portfolio also

includes loans

to

private borrowers

who

are service

providers, lessors,

suppliers or

have
other relationships with the government. For example, at March 31, 2026 BPPR had

$
178.4

million ($
178.6

million at December 31,
2025) in

exposure

to

borrowers

that

are

independent

power

producers

that

generate

and

sell

energy

under

Power

Purchase
Agreements to the Puerto Rico

Electric Power Authority (“PREPA”),

which is undergoing a debt

restructuring process under Title

III
of PROMESA.

Borrowers with

exposure to

the government

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
2.6

billion

of

residential

mortgages

and

$
84.8

million

commercial

loans

were

insured

or

guaranteed

by

the

U.S.
Government or

its agencies

at March

31, 2026

(compared to

$
2.5

billion and

$
80.5

million, respectively,

at December

31, 2025).
The Corporation also had

U.S. Treasury and

obligations from the U.S.

Government, its agencies or

government sponsored entities
within the

portfolio of

available-for-sale and

held-to-maturity securities as

described in

Note 5

and 6

to the

Consolidated Financial
Statements.
At March

31, 2026,

the Corporation

had operations

in the

United States

Virgin Islands

(the “USVI”)

and had

$
28

million in

direct
exposure to USVI government

entities (December 31, 2025

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
At March 31, 2026, the Corporation had

operations in the British Virgin Islands (“BVI”)

and it had a loan portfolio amounting to

$
197
million comprised

of various

retail and

commercial clients,

compared to

a loan

portfolio of

$
195

million at

December 31,

2025. At
March 31, 2026, the Corporation had
no

significant exposure to a single borrower

in the BVI.

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

2026. In

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

2026
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

2026 and December 31, 2025, which are classified

as available-for-sale
and trading securities in

the Consolidated Statements of Financial Condition.

In addition, the Corporation holds

variable interests in
the form of servicing

fees, since it retains

the right to service

the transferred loans in

those government-sponsored special purpose
entities (“SPEs”)

and may

also purchase

the right

to service

loans in

other government-sponsored

SPEs that

were transferred

to
those SPEs by a third-party.

The following

table presents

the carrying

amount and

classification of

the assets

related to

the Corporation’s

variable interests

in
non-consolidated VIEs

and the

maximum exposure

to loss

as a

result of

the Corporation’s

involvement as

servicer of

GNMA and
FNMA loans at March 31, 2026 and December

31, 2025.

(In thousands) March 31, 2026 December 31, 2025
Assets
Servicing assets:
Mortgage servicing rights $
73,947
$
74,236
Total servicing

assets

$
73,947
$
74,236
Other assets:
Servicing advances $
3,456
$
3,385
Total other assets $
3,456
$
3,385
Total assets $
77,403
$
77,621
Maximum exposure to loss $
77,403
$
77,621
The size of

the non-consolidated VIEs,

in which the

Corporation has a

variable interest in

the form

of servicing fees,

measured as
the total unpaid principal balance of the loans, amounted

to $
5.9

billion at March 31, 2026 (December 31, 2025 - $
6.0

billion).
The Corporation

determined that

the maximum

exposure to

loss includes

the fair

value of

the MSRs

and the

assumption that

the
servicing advances at March

31, 2026 and December

31, 2025, will not

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

2026.

Note 20 – Related party transactions

Centro Financiero BHD, S.A.
At March 31, 2026, the Corporation had a
15.63
% equity interest in Centro Financiero BHD, S.A. (“BHD”),

one of the largest banking
and financial services groups in the Dominican Republic. During the quarter ended March 31, 2026, the Corporation recorded $
17.6
million in equity pickup (March 31, 2025 - $
1.0

million), including the net impact of $
13.0

million from net earnings (March 31, 2025 -
$
8.7

million), coupled

with $
4.6

million recorded

through other

comprehensive income

(March 31,

2025 -

($
9.7
) million)

related to
foreign

currency

translation

adjustments

and

changes

in

the

fair

value

of

available

for

sale

securities.

At

March

31,

2026,

the
investment

in BHD

had

a

carrying amount

of

$
267.0

million

(December 31,

2025

-

$
249.4

million)

and

there

were
no

dividends
received by the Corporation during the quarters ended

March 31, 2026 and 2025.

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

There have been no changes in the

Corporation’s methodologies used
to estimate the fair value of assets and liabilities from

those disclosed in the 2025 Form 10-K.
The estimated fair

value may

be subjective in

nature and may

involve uncertainties and

matters of

significant judgment for

certain
financial instruments. Changes in the underlying assumptions used in calculating fair value could significantly

affect the results.
Fair Value on a Recurring and Nonrecurring Basis
The following fair value hierarchy tables

present information about the Corporation’s assets

and liabilities measured at fair value

on
a recurring basis at March 31, 2026 and December

31, 2025:

At March 31, 2026
(In thousands) Level 1 Level 2 Level 3 Measured at NAV Total
RECURRING FAIR VALUE

MEASUREMENTS
Assets

Debt securities available-for-sale:
U.S. Treasury securities $
6,996,073
$
10,041,968
$
-
$
-
$
17,038,041
Collateralized mortgage obligations - federal
agencies
-
95,122
-
-
95,122
Mortgage-backed securities
-
4,598,973
383
-
4,599,356
Other
-
-
750
-
750
Total debt securities

available-for-sale
$
6,996,073
$
14,736,063
$
1,133
$
-
$
21,733,269
Trading account debt securities, excluding
derivatives:
U.S. Treasury securities $
3,790
$
350
$
-
$
-
$
4,140
Obligations of Puerto Rico, States and political
subdivisions
-
44
-
-
44
Collateralized mortgage obligations
-
550
-
-
550
Mortgage-backed securities
-
25,496
85
-
25,581
Other
-
-
95
-
95
Total trading account

debt securities, excluding
derivatives $
3,790
$
26,440
$
180
$
-
$
30,410
Equity securities $
-
$
51,198
$
-
$
1,135
$
52,333
Mortgage servicing rights
-
-
94,232
-
94,232
Loans held-for-sale
-
5,603
-
-
5,603
Derivatives

-
23,956
-
-
23,956
Total assets measured

at fair value on a
recurring basis $
6,999,863
$
14,843,260
$
95,545
$
1,135
$
21,939,803
Liabilities
Derivatives $
-
$
(22,820)
$
-
$
-
$
(22,820)
Total liabilities measured

at fair value on a
recurring basis $
-
$
(22,820)
$
-
$
-
$
(22,820)

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
The

following

tables summarize

the difference

between the

aggregate fair

value

and the

aggregate unpaid

principal

balance

for
mortgage loans originated as held-for-sale measured

at fair value as of March 31, 2026 and December

31, 2025.

(In thousands) March 31, 2026
Aggregate Unpaid
Fair Value Principal Balance Difference
Loans held for sale $
5,603
$
5,586
$
17

(In thousands) December 31, 2025
Aggregate Unpaid
Fair Value Principal Balance Difference
Loans held for sale $
9,998
$
9,839
$
159
No

loans held-for-sale were 90 or more days past

due or on nonaccrual status as of March 31,

2026 and December 31, 2025.

The fair value information included in the following

tables is not as of period end, but as

of the date that the fair value measurement
was recorded during the quarters ended March 31,

2026 and 2025 and excludes nonrecurring

fair value measurements of assets no
longer outstanding as of the reporting date.

Quarter ended March 31, 2026
(In thousands) Level 1 Level 2 Level 3 Total
NONRECURRING FAIR VALUE

MEASUREMENTS
Assets

Write-downs
Loans [1]
-
-
23,568
23,568
(541)
Other real estate owned [2] $
-
$
-
$
2,052
$
2,052
$
(258)
Other foreclosed assets [2]
-
-
228
228
(60)
Total assets measured

at fair value on a nonrecurring basis
$
-
$
-
$
25,848
$
25,848
$
(859)
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
The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2026 and 2025.

Quarter ended March 31, 2026
MBS Other MBS Other
classified securities classified securities
as debt
classified as

as trading classified
securities

debt securities
account as trading Mortgage
available- available-

debt
account debt servicing Total
(In thousands) for-sale for-sale securities securities rights assets
Balance at December 31, 2025 $
405
$
750
$
84
$
99
$
96,356
$
97,694
Gains (losses) included in earnings
-
-
1
(4)
(2,639)
(2,642)
Gains (losses) included in OCI
3
-
-
-
-
3
Additions
-
-
-
-
515
515
Settlements
(25)
-
-
-
-
(25)
Balance at March 31, 2026 $
383
$
750
$
85
$
95
$
94,232
$
95,545
Changes in unrealized gains (losses) included in
earnings relating to assets still held at March 31,
2026 $
-
$
-
$
-
$
-
$
(472)
$
(472)

Quarter ended March 31, 2025
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
2025 $
-
$
-
$
-
$
9
$
(1,325)
$
(1,316)
Gains and losses (realized and unrealized) included in earnings for the quarters ended March 31, 2026 and 2025 for Level 3 assets
and liabilities included in the previous tables

are reported in the consolidated statements of

operations as follows:

Quarter ended March 31, 2026 Quarter ended March 31, 2025
Changes in unrealized Changes in unrealized
Total gains gains (losses) relating to Total gains gains (losses) relating to
(losses) included assets still held at (losses) included assets still held at
(In thousands) in earnings reporting date in earnings reporting date
Mortgage banking activities $
(2,639)
$
(472)
$
(3,570)
$
(1,325)
Trading account (loss) profit
(3)
-
(6)
9
Total

$
(2,642)
$
(472)
$
(3,576)
$
(1,316)
The following

tables include

quantitative information

about significant

unobservable inputs

used to

derive the

fair value

of Level

3
instruments, excluding those instruments

for which the

unobservable inputs were not

developed by the

Corporation such as

prices
of prior transactions and/or unadjusted third-party pricing

sources at March 31, 2026 and 2025.

Fair value at

March 31,
(In thousands) 2026 Valuation technique Unobservable inputs Weighted average (range) [1]
Other - trading $
95
Discounted cash flow model Weighted average life
2

years
Yield
12
.0%
Prepayment speed
10.8
%
Loans held-in-portfolio $
23,568
[2]
External appraisal Haircut applied on
external appraisals
35.4
% (
5.0

-
5.0
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
.0% -
10.0
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

amounts that could be

realized
in actual transactions.
The fair values

reflected herein have been

determined based on the

prevailing rate environment at

March 31, 2026

and December
31, 2025, as applicable. In different interest rate environments,

fair value estimates can differ significantly, especially for certain fixed rate

financial

instruments.

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

March 31, 2026
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Assets:
Cash and due from banks $
384,922
$
384,922
$
-
$
-
$
-
$
384,922
Money market investments
4,655,699
4,645,897
9,802
-
-
4,655,699
Trading account debt securities, excluding

derivatives
[1]
30,410
3,790
26,440
180
-
30,410
Debt securities available-for-sale [1]
21,733,269
6,996,073
14,736,063
1,133
-
21,733,269
Debt securities held-to-maturity:
U.S. Treasury securities $
6,913,002
$
-
$
6,918,757
$
-
$
-
$
6,918,757
Obligations of Puerto Rico, States and political
subdivisions
36,306
-
-
37,205
-
37,205
Collateralized mortgage obligation-federal agency
1,491
-
1,301
-
-
1,301
Securities in wholly owned statutory business trusts
5,960
-
5,960
-
-
5,960
Total debt securities

held-to-maturity
$
6,956,759
$
-
$
6,926,018
$
37,205
$
-
$
6,963,223
Equity securities:
FHLB stock $
53,796
$
-
$
53,796
$
-
$
-
$
53,796
FRB stock
103,759
-
103,759
-
-
103,759
Other investments
59,611
-
51,198
7,808
1,135
60,141
Total equity securities $
217,166
$
-
$
208,753
$
7,808
$
1,135
$
217,696
Loans held-for-sale $
5,603
$
-
$
5,603
$
-
$
-
$
5,603
Loans held-in-portfolio
38,465,973
-
-
37,793,368
-
37,793,368
Mortgage servicing rights
94,232
-
-
94,232
-
94,232
Derivatives
23,956
-
23,956
-
-
23,956
March 31, 2026
Carrying

Measured
(In thousands) amount Level 1 Level 2 Level 3 at NAV
Fair value

Financial Liabilities:
Deposits:
Demand deposits $
57,865,386
$
-
$
57,865,386
$
-
$
-
$
57,865,386
Time deposits
9,745,930
-
9,528,676
-
-
9,528,676
Total deposits $
67,611,316
$
-
$
67,394,062
$
-
$
-
$
67,394,062
Assets sold under agreements to repurchase $
34,576
$
-
$
34,580
$
-
$
-
$
34,580
Other short-term borrowings [2]
350,000
-
350,000
-
-
350,000
Notes payable:
FHLB advances $
139,620
$
-
$
138,189
$
-
$
-
$
138,189
Unsecured senior debt securities
396,955
-
418,624
-
-
418,624
Junior subordinated deferrable interest debentures
(related to trust preferred securities)
198,406
-
199,020
-
-
199,020
Total notes payable $
734,981
$
-
$
755,833
$
-
$
-
$
755,833
Derivatives $
22,820
$
-
$
22,820
$
-
$
-
$
22,820
[1]
Refer to Note 21 to the Consolidated Financial Statements

for the fair value by class of financial asset and its hierarchy level.
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

2026

and

December

31,

2025.

The

fair

value

of
commitments to

extend credit

and letters

of credit,

which are

based on

the fees

charged to

enter into

those agreements,

are not
material to Popular’s financial statements.

Note 23 – Net income per common share
The following table

sets forth the

computation of net

income per common

share (“EPS”), basic

and diluted, for

the quarters

ended
March 31, 2026 and 2025:

Quarters ended March 31,
(In thousands, except per share information) 2026 2025
Net income $
245,674
$
177,502
Preferred stock dividends
(353)
(353)
Net income applicable to common stock $
245,321
$
177,149
Average common shares outstanding
64,818,440
69,280,137
Average potential dilutive common shares

39,168
27,544
Average common shares outstanding - assuming dilution
64,857,608
69,307,681
Basic EPS $
3.78
$
2.56
Diluted EPS $
3.78
$
2.56
For the quarters

ended March 31, 2026 and

2025, the Corporation calculated the impact

of potential dilutive common shares under
the

treasury

stock

method,

consistent

with

the

method

used

for

the

preparation

of

the

financial

statements

for

the

year

ended
December

31,

2025.

For

a

discussion

of

the

calculation

under

the

treasury

stock

method,

refer

to

Note

30

of

the

Consolidated
Financial Statements included in the 2025 Form 10-K.

Note 24 – Revenue from contracts with customers
The

following

table

presents

the

Corporation’s

revenue

streams

from

contracts

with

customers

by

reportable

segment

for

the
quarters ended March 31, 2026 and 2025.

Quarters ended March 31,
(In thousands) 2026 2025
BPPR Popular U.S. BPPR Popular U.S.
Service charges on deposit accounts $
36,061
$
2,705
$
36,456
$
2,598
Other service fees:
Debit card fees

29,785
224
26,234
198
Insurance fees, excluding reinsurance
7,920
2,691
7,681
1,687
Credit card fees, excluding late fees and membership

fees

27,186
347
25,385
405
Sale and administration of investment products
10,187
-
8,973
-
Trust fees
7,748
-
6,631
-
Total revenue from

contracts with customers
[1] $
118,887
$
5,967
$
111,360
$
4,888
[1] The amounts include intersegment transactions of $
0.5

million and $
0.6

million, respectively, for the

quarters ended March 31, 2026 and 2025.
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

2025 Form 10-K for a complete description of the nature and
timing of revenue streams from contracts with customers.

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

For equity settled

awards based
on

a

performance

condition,

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
The

following

table

summarizes

the

restricted

stock

and

performance

shares

activity

under

the

Incentive

Plan

for

members

of
management and employees.

(Not in thousands) Shares
Weighted-Average
Grant Date Fair
Value
Non-vested at December 31, 2024
247,908
$
66.86
Granted
226,259
100.35
Performance Shares Quantity Adjustment
55,517
91.18
Vested

(293,939)
90.00
Forfeited
(8,787)
66.53
Non-vested at December 31, 2025
226,958
$
76.13
Granted
78,215
144.93
Performance Shares Quantity Adjustment
12,282
117.41
Vested

(90,475)
120.95
Forfeited
(788)
88.87
Non-vested at March 31, 2026
226,192
$
87.80
During the

quarter ended

March 31,

2026,
42,395

shares of

restricted stock

(March 31,

2025 -
72,619
) and
35,820

performance
shares (March 31, 2025 -
47,494
) were awarded to employees under the Incentive

Plan.

During the quarter

ended March 31,

2026, the Corporation recognized

$
5.9

million of restricted stock

expense related to

employee
incentive awards, with a tax

benefit of $
0.6

million (March 31, 2025 -

$
7.5

million, with a tax

benefit of $
0.6

million). For the quarter
ended March 31,

2026, the fair

market value of

the restricted stock

and performance shares

vested was

$
8.3

million at

grant date
and $
17.3

million at vesting date. This excess requires the recognition of a windfall tax benefit of $
3.3

million that was recorded as a
reduction in

income tax

expense. For

the quarter

ended March

31, 2026,

the Corporation

recognized $
3.9

million of

performance
shares

expense,

with

a

tax

benefit

of

$
0.2

million

(March

31,

2025

-

$
3.4

million,

with

a

tax

benefit

of

$
0.4

million).

The

total
unrecognized compensation cost related to non-vested restricted stock awards and performance shares to employees at March

31,
2026 was $
13.5

million and is expected to be recognized over

a weighted-average period of
1.56

years.
The following table summarizes the restricted stock

activity under the Incentive Plan for members of

the Board of Directors:

(Not in thousands) RSUs / Restricted stock
Weighted-Average Grant
Date Fair Value per Unit
Non-vested at December 31, 2024
-
$
-
Granted
24,476
101.33
Vested

(5,363)
104.33
Forfeited
-
-
Non-vested at December 31, 2025
19,113
$
100.49
Granted
1,166
125.96
Vested

(1,166)
125.96
Forfeited
-
-
Non-vested at March 31, 2026
19,113
$
100.49
The

equity

awards

granted to

members of

the Board

of

Directors of

Popular,

Inc.

(the

“Directors”) after

May

2025

will

vest

and
become non-forfeitable on the first anniversary of the grant date of such award. Equity awards granted to the Directors may

be paid
in either restricted stock or RSUs, at each Director’s election. If RSUs are elected the Directors may defer the delivery of the shares
of

common

stock

underlying

the

RSUs

award

until

after

their

retirement.

To

the

extent

that

cash

dividends

are

paid

on

the
Corporation’s outstanding

common stock,

the Directors

will receive

an additional

number of

RSUs

that reflect

reinvested dividend
equivalent.

During the quarter ended March 31,

2026,
1,166

RSUs were granted to the

Directors (March 31, 2025 -
1,546
).

During this period,
the Corporation recognized $
0.6

million of restricted stock

expense related to these

RSUs, with a tax

benefit of $
0.1

million (March

31, 2025

- $
0.3

million, with

a tax

benefit of

$
48

thousand). The

fair value

at vesting

date of

the RSUs

vested during

the quarter
ended March 31, 2026 for the Directors was $
0.1

million.

Note 26 – Income taxes

For the quarter ended March 31, 2026, the

Corporation recorded an income tax expense of $
46.9

million with an effective tax rate
(“ETR”) of
16.0
%, compared to $
45.1

million with an ETR of
20.2
% for the same period of year 2025. Lower

ETR when compared to
the first quarter of 2025 is driven by higher net

exempt income. The Puerto Rico statutory tax

rate is
37.5
% for both periods.
Deferred income taxes reflect the

net tax effects

of temporary differences between the

carrying amounts of assets and

liabilities for
financial reporting

purposes and

their tax

bases. Significant

components of

the Corporation’s

deferred tax

assets and

liabilities at
March 31, 2026, and December 31, 2025,

were as follows:

March 31, 2026

(In thousands)
PR US Total
Deferred tax assets:
Tax credits available

for carryforward
$
7,318
$
54,154
$
61,472
Net operating loss and other carryforward available

63,350
554,936
618,286
Postretirement and pension benefits
30,200
-
30,200
Allowance for credit losses
337,923
29,096
367,019
Depreciation
8,528
7,996
16,524
FDIC-assisted transaction
152,665
-
152,665
Lease liability
31,943
18,607
50,550
Unrealized net loss on investment securities
158,885
14,038
172,923
Mortgage Servicing Rights
15,413
-
15,413
Other temporary differences
33,150
7,515
40,665
Total gross deferred

tax assets
839,375
686,342
1,525,717
Deferred tax liabilities:
Intangibles
96,278
56,545
152,823
Right of use assets
29,162
16,922
46,084
Deferred loan origination fees/cost
18,941
2,278
21,219
Loans acquired
17,132
-
17,132
Other temporary differences
9,241
429
9,670

Total gross deferred

tax liabilities
170,754
76,174
246,928
Valuation allowance
81,702
386,586
468,288
Net deferred tax asset $
586,919
$
223,582
$
810,501

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
160,809
12,850
173,659
Difference in outside basis from pass-through entities
54,457
-
54,457
Mortgage Servicing Rights
15,375
-
15,375
Other temporary differences
26,347
7,586
33,933
Total gross deferred

tax assets
804,028
686,872
1,490,900
Deferred tax liabilities:
Intangibles
92,797
55,760
148,557
Right of use assets
24,846
15,875
40,721
Loans acquired
17,053
-
17,053
Other temporary differences
7,082
429
7,511

Total gross deferred

tax liabilities
141,778
72,064
213,842
Valuation allowance
78,153
386,587
464,740
Net deferred tax asset $
584,097
$
228,221
$
812,318

The net

deferred tax

assets shown

in the

table above

at March

31, 2026,

is reflected

in the

Consolidated Statements of

Financial
Condition as $
811.2

million in net deferred tax

assets in the “Other assets”

caption (December 31, 2025 -

$
814.2

million) and $
649
thousand

in

deferred

tax

liabilities

in

the

“Other

liabilities”

caption

(December

31,

2025

-

$
1.9

million),

reflecting

the

aggregate
deferred tax

assets or

liabilities of

individual tax-paying

subsidiaries

of the

Corporation in

their

respective tax

jurisdiction, Puerto
Rico or the United States.

At

March 31,

2026, the

net deferred

tax assets

of the

U.S. operations

amounted to

$
610.2

million with

a valuation

allowance of
approximately $
386.6

million, for net deferred

tax assets after valuation

allowance of $
223.6

million. The Corporation evaluates the
realization of the deferred tax asset by taxing jurisdiction on a quarterly basis.

The U.S. Operations have generated taxable income
each of the last three

years. The financial results for

the first quarter of 2026

continue to show an

upward trend similar to 2024

and
2025.

These

financial

results

are

objectively

verifiable

positive

evidence.

Additionally,

the

Corporation

considered

as negative
evidence

inconsistency

in

performance

trends,

including lower

than

anticipated

results

in

recent

periods.

Also,

management
considered

the

uncertainty

in

predicting

future

taxable

income,

as

given

the

impact

of

external

factors

such

as

changes

in
macroeconomic

conditions,

geopolitical

issues,

and

shifts

in

monetary

policy.

In

addition,

management

evaluated

the

expiration
period of the NOLs carried forward which begin

to expire in 2028
As of

March 31,

2026, after

weighting all

positive and

negative evidence, the

Corporation concluded that

it is

more likely

than not
that $
223.6

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

performance indicators, such

as net

income versus

forecast, targeted

loan growth,

net
interest

income

margin,

changes

in

deposit

costs,

allowance

for

credit

losses,

charge-offs,

NPLs

inflows,

and

NPA

balances.
Significant changes,

or

a combination

of changes,

could

positively or

negatively impact

the amount

of

deferred tax

assets to

be
realized in the future.
At March 31, 2026, the

Corporation’s net deferred tax assets related to

its Puerto Rico operations amounted to $
668.6

million.

The
Corporation’s Puerto Rico Banking operation has a historical record of profitability. This is considered as strong objectively verifiable positive

evidence

that

outweighs

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

in

future

years.

This

objectively

verifiable

negative

evidence is

considered

by

management strong

negative

evidence that
suggests that

income in

future years

will be

insufficient to

support the

realization of

all deferred

tax assets.

After weighting

of all
positive

and

negative evidence

Management concluded,

as

of

the reporting

date,

that

it

is

more

likely

than

not that

the

Holding
Company will not be

able to realize any

portion of the deferred tax

assets. Accordingly, the

Corporation has maintained a valuation
allowance on the deferred tax assets of $
81.7

million as of March 31, 2026.
The

Corporation and

its subsidiaries

file

income tax

returns in

Puerto

Rico, the

U.S. federal

jurisdiction, various

U.S. states

and
political subdivisions,

and foreign

jurisdictions. At

March 31,

2026, the

following years

remain subject

to

examination in

the U.S.
Federal jurisdiction, 2022 and thereafter; and in

the Puerto Rico jurisdiction, 2019 and thereafter.

Note 27 – Supplemental disclosure on the consolidated

statements of cash flows
Additional disclosures on cash flow information and

non-cash activities for the quarters ended March

31, 2026 and March 31, 2025
are listed in the following table:

(In thousands) March 31, 2026 March 31, 2025
Non-cash activities:

Loans transferred to other real estate
$
10,427
$
7,067

Loans transferred to other property
21,752
24,673

Total loans transferred

to foreclosed assets
32,179
31,740

Loans transferred to other assets
11,852
13,992

Financed sales of other real estate assets
783
1,932

Financed sales of other foreclosed assets
13,461
14,979

Total financed sales

of foreclosed assets
14,244
16,911

Financed sale of premises and equipment
14,372
15,329

Transfers from loans held-in-portfolio to

loans held-for-sale
9,094
-

Transfers from loans held-for-sale to loans

held-in-portfolio
409
776

Loans securitized into investment securities
[1]
11,453
1,718

Trades receivable from brokers and counterparties
51
936

Trades payable to brokers and counterparties
297,657
495,397

Net change in receivables from investments maturities
-
14,589

Recognition of mortgage servicing rights on securitizations

or asset transfers
515
210

Loans booked under the GNMA buy-back option
3,483
1,921

Capitalization of lease right of use asset
10,396
7,288
[1]
Includes loans securitized into trading securities and subsequently sold before quarter end.
The following table provides a reconciliation of

cash and due from banks, and restricted cash

reported within the Consolidated
Statements of Financial Condition that sum to

the total of the same such amounts shown

in the Consolidated Statements of Cash
Flows.

(In thousands) March 31, 2026 March 31, 2025
Cash and due from banks $
378,866
$
373,718
Restricted cash and due from banks
6,056
6,447
Restricted cash in money market investments
9,803
10,457
Total cash and due

from banks, and restricted cash
[2] $
394,725
$
390,622
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

2026
For the quarter ended March 31, 2026
Intersegment

(In thousands) BPPR Popular U.S. Eliminations
Interest income $
748,501
$
198,248
$
-
Interest expense
180,555
86,541
-
Net interest income
567,946
111,707
-
Provision for credit losses
73,533
2,383
-
Non-interest income

144,777
7,952
(21)
Personnel costs
152,634
25,147
(21)
Professional fees
11,966
2,649
-
Technology and

software expenses
65,721
9,534
-
Processing and transactional services
38,457
607
-
Amortization of intangibles
240
144
-
Depreciation expense
10,966
2,189
-
Other operating expenses
[1]
122,325
25,289
-
Total operating

expenses
402,309
65,559
(21)
Income before income tax
236,881
51,717
-
Income tax expense
32,511
14,752
-
Net income $
204,370
$
36,965
$
-
Segment assets $
60,785,767
$
14,953,476
$
(49,214)
For the quarter ended March 31, 2026
Reportable

(In thousands) Segments Corporate Eliminations
Total Popular,

Inc.
Interest income $
946,749
$
1,326
$
(859)
$
947,216
Interest expense
267,096
10,799
(859)
277,036
Net interest income (expense)
679,653
(9,473)
-
670,180
Provision for credit losses (benefit)
75,916
(30)
-
75,886
Non-interest income
152,708
13,844
(926)
165,626
Personnel costs
177,760
38,338
(29)
216,069
Professional fees
14,615
11,347
(409)
25,553
Technology and

software expenses
75,255
13,884
-
89,139
Processing and transactional services
39,064
23
-
39,087
Amortization of intangibles
384
-
-
384
Depreciation expense
13,155
383
-
13,538
Other operating expenses
[1]
147,614
(63,662)
(412)
83,540
Total operating

expenses
467,847
313
(850)
467,310
Income before income tax
288,598
4,088
(76)
292,610
Income tax expense
47,263
(327)
-
46,936
Net income $
241,335
$
4,415
$
(76)
$
245,674
Segment assets $
75,690,029
$
5,797,656
$
(5,356,667)
$
76,131,018
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
Provision for credit losses (benefit)
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

(In thousands) Segments Corporate Eliminations
Total Popular,

Inc.
Interest income
916,599
1,536
(1,137)
916,998
Interest expense
301,765
10,773
(1,137)
311,401
Net interest income (expense) $
614,834
$
(9,237)
$
-
$
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
Income tax expense (benefit)
42,165
2,675
223
45,063
Net income $
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

banking operations of BPPR

are primarily based in

Puerto Rico, where it

has the largest retail

banking franchise.
BPPR

also

conducts

banking

operations

in

the

U.S.

Virgin

Islands,

the

British

Virgin

Islands

and

New

York.

BPPR’s

banking
operations in

the mainland

United States

include commercial

lending activities

in addition

to

periodic loan

participations with

PB.
During the first

quarter of 2026,

BPPR did
no
t participate in

loans originated by

PB (2025 -

$
6

million). Total

assets for the

BPPR
segment related

to its

operations in

the United

States amounted

to $
1.4

billion (December 31,

2025 -

$
1.4

billion), including

$
102
million in multifamily loans

(December 31, 2025 -

$
102

million), $
413

million in commercial

real estate loans (December

31, 2025 -
$
435

million), $
735

million in C&I loans (December 31, 2025 - $
714

million), and $
31

million in unsecured personal loans (December
31, 2025

- $
41

million). During

the quarter

ended March

31, 2026,

the BPPR

segment generated

$
21.5

million (March

31, 2025

-
$
26.3

million) in revenues from its

operations in the United States,

mainly from net interest income.

In the Virgin Islands,

the BPPR
segment offers

banking products, including

loans and deposits.

Total

assets for the

BPPR segment related

to its

operations in the
U.S. and

British Virgin

Islands amounted

to $
1.1

billion (December

31, 2025

- $
1.0

billion). The

BPPR segment

generated $
13.6
million in revenues during the

first quarter of 2026 (March 31,

2025 - $
11.8

million) from its operations in

the U.S. and British Virgin
Islands.

Geographic Information

Quarter ended
(In thousands) March 31, 2026 March 31, 2025
Revenues: [1]

Puerto Rico

$
668,071
$
609,961

United States
139,663
127,216

Other
28,072
20,481
Total consolidated

revenues

$
835,806
$
757,658
[1]
Total revenues include

net interest income, service charges on deposit accounts,

other service fees, mortgage banking activities, net

(loss)
gain, including impairment on equity securities, net gain

on trading account debt securities, adjustments to indemnity reserves on loans sold
and other operating income.

Selected Balance Sheet Information:
(In thousands) March 31, 2026 December 31, 2025
Puerto Rico

Total assets $
58,510,727
$
57,955,465

Loans
25,884,571
25,853,231

Deposits
53,602,880
52,451,498
United States

Total assets $
16,278,568
$
16,101,705

Loans
12,894,276
12,966,468

Deposits
12,185,414
11,987,581
Other

Total assets $
1,341,723
$
1,291,097

Loans
516,458
517,817

Deposits
[1]
1,823,022
1,751,014
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

The description of the Corporation’s business contained in

Item 1 of the 2025 Form 10-K, while not all inclusive,

discusses additional
information about the business of the Corporation. Readers should also refer to “Part I - Item 1A” of the 2025 Form 10-K and “Part II
- Item 1A” of this Form 10-Q for a discussion of certain risks and uncertainties to which the Corporation is subject, many beyond the
Corporation’s control that, in addition to the other information in this Form 10-Q, readers should consider.
The Corporation’s common stock is traded on the NASDAQ

Global Select Market under the symbol BPOP.
OVERVIEW
Financial highlights for the quarter ended March 31, 2026
The Corporation’s net income

for the quarter ended March

31, 2026 amounted to $245.7

million, an increase of

$68.2 million when
compared to a

net income of

$177.5 million for the

quarter ended March

31, 2025. Higher net

income was mainly

driven by higher
net interest income of $64.6 million and lower

operating expenses

by $3.7 million.

Financial highlights for the quarter ended March 31, 2026

include:
●

Net interest income amounted to $670.2

million, an increase of $64.6 million

when compared to the quarter ended March
31, 2025, driven

by loan growth

and investments in

U.S. Treasury securities

at higher yields,

and lower cost

of deposits,
mainly

P.R.

public

deposits,

partially

offset

by

lower

money

market

investments.

Net

interest

income

on

a

taxable
equivalent

basis

for

the

first

quarter

of

2026

was

$757.8

million,

an

increase

of

$93.9

million.

Net

interest

margin
expanded by 26 basis points to 3.66%. On

a taxable equivalent basis, net interest margin expanded by

41 basis points to
4.14%.

●

The

provision for

credit

losses amounted

to

$75.9 million

for the

quarter ended

March 31,

2026, an

increase of

$11.8
million when compared to the quarter ended March 31, 2025, driven by a higher provision at BPPR in the commercial and mortgage

loans

portfolio,

partially

offset

by

a

lower

provision

for

the

leases

and

consumer

loans

portfolio

due

to
improvements in credit

quality metrics. Provision

for credit losses

decreased at PB

primarily due to

the higher qualitative
reserves

established

during

the

first

quarter

of

2025

to

maintain

adequate

ACL

coverage,

for

certain

portfolios,

and
improvements in overall credit quality.

●

Non-interest income amounted to $165.6 million, an increase of $13.6 million when compared to the quarter ended March
31, 2025, mainly driven by

higher credit and debit card fee income,

higher asset management fees, and higher insurance
fees.
●

Operating expenses

amounted to

$467.3

million for

the quarter,

reflecting a

decrease of

$3.7 million

when compared

to
the

quarter

ended

March

31,

2025.

The

decrease

was

mainly

driven

by

lower

operational

loss

reserves

and

lower
professional services

expense, partially

offset by

higher technology

and software

expenses as

a result

of our

continued
investment in technology and higher personnel costs, mainly related to salaries, as well as the valuation of securities held
for deferred benefit plans.

●

Income tax expense of $46.9 million with an effective tax rate (“ETR”) of 16.0%

during the quarter ended March 31, 2026,
compared to an income

tax expense of $45.1

million with an ETR

of 20.2% for the

quarter ended March 31,

2025 due to
higher income before tax, partially offset by higher exempt

income.
●

At March

31, 2026,

the Corporation’s

total assets

amounted to

$76.1 billion, compared

to $75.3

billion at

December 31,
2025.

The

increase

of

$782.8

million

was

primarily

due

to

higher

balance

in

the

available-for-sale

(“AFS”)

securities
portfolio,

driven

by

reinvestment in

U.S.

Treasury

securities,

and

an

increase

in

money market

investments and

other
assets, partially

offset

by a

decrease in

held-to-maturity (“HTM”)

investment securities

and a

decrease in

loan portfolio
balances, mainly at PB.
●

Deposits

amounted

to

$67.6

billion

at

March

31,

2026,

an

increase

of

$1.4

billion

from

December 31,

2025,

primarily
driven by growth at BPPR across retail, corporate,

and P.R. public deposits.
●

Stockholders’ equity

amounted to

$6.3 billion

at March

31, 2026,

compared to

$6.2 billion

at December

31, 2025.

The
Corporation and its banking subsidiaries continue

to be well capitalized. As

of March 31, 2026, the

Corporation’s tangible
book value

per common

share was

$84.98, an

increase of

$2.33 from

December 31,

2025. The

Common Equity

Tier

1
Capital ratio at March 31, 2026 was 15.92%,

compared to 15.72% at December 31, 2025.
Refer to Table 1 for selected financial data for the quarters ended March 31, 2026 and March

31, 2025.

Table 1 - Financial highlights
Financial Condition Highlights Ending Balances at Average for the quarter ended
(In thousands) March 31, 2026

December 31,
2025 Variance March 31, 2026
March 31,
2025 Variance
Money market investments $ 4,655,699 $ 4,626,506 $ 29,193 $ 4,850,141 $ 6,379,085 $ (1,528,944)
Investment securities 28,943,544 28,168,918 774,626 29,008,686 28,446,090 562,596
Loans

[1]
39,295,305 39,337,516 (42,211) 39,270,501 37,006,149 2,264,352
Earning assets 72,894,548 72,132,940 761,608 73,129,328 71,831,324 1,298,004
Total assets 76,131,018 75,348,267 782,751 77,089,305 74,951,813 2,137,492
Deposits 67,611,316 66,190,093 1,421,223 67,364,627 65,858,092 1,506,535
Borrowings 1,119,557 1,448,578 (329,021) 1,335,239 959,211 376,028
Total liabilities 69,819,932 69,099,188 720,744 69,688,807 67,795,911 1,892,896
Stockholders’ equity 6,311,086 6,249,079 62,007 6,289,337 7,155,902 (866,565)
Note: Average balances, for balances prior to the period ended March 31, 2026, exclude unrealized gains or losses on debt securities available-for-sale and the unrealized loss related to certain securities transferred from available-for-sale to held-to-maturity.
Operating Highlights Quarter ended March 31,
(In thousands, except per share information) 2026 2025

Variance
Net interest income $ 670,180 $ 605,597 $ 64,583
Provision for credit losses 75,886 64,081 11,805
Non-interest income 165,626 152,061 13,565
Operating expenses 467,310 471,012 (3,702)
Income before income tax 292,610 222,565 70,045
Income tax expense 46,936 45,063 1,873
Net income $ 245,674 $ 177,502 $ 68,172
Net income applicable to common stock $ 245,321 $ 177,149 $ 68,172
Net income per common share - basic $ 3.78 $ 2.56 $ 1.22
Net income per common share - diluted $ 3.78 $ 2.56 $ 1.22
Dividends declared per common share $ 0.75 $ 0.70 $ 0.05
Quarter ended March 31,
Selected Statistical Information 2026 2025
Common Stock Data

End market price
$ 134.17 $ 92.37

Book value per common share at period end
97.27 83.75
Profitability Ratios

Return on average assets
1.29% 0.96%

Return on average common equity
13.76 10.07

Net interest spread (non-taxable equivalent basis)
3.09 2.74

Net interest spread (taxable equivalent basis) -non-GAAP
3.57 3.07

Net interest margin (non-taxable equivalent basis)
3.66 3.40

Net interest margin (taxable equivalent basis) -non-GAAP
4.14 3.73
Capitalization Ratios

Average equity to average assets
9.41% 8.99%

Common equity Tier 1 capital
15.92 16.11

Tangible common

book value per common share (non-GAAP)

[2]
84.98 72.02

Return on average tangible common equity

[2]
15.46 11.36

Tier 1 capital
15.98 16.17

Total capital
17.71 17.92

Tier 1 leverage
8.60 8.50
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
In

addition to

analyzing the

Corporation’s results

on

a reported

basis, management

monitors whether

the

impact of

certain non-
recurring or

infrequent transactions

need to

be excluded

from the

results of

operations to

present what

is then

considered to

be
“adjusted

net

income”

of

the

Corporation.

Management believes

that

the

“adjusted

net

income”

provides

meaningful

information
about

the

underlying

performance of

the

Corporation’s

ongoing

operations.

The

“adjusted

net

income”

is

a

non-GAAP

financial
measure.
There were no non-GAAP adjustments to net income

for the quarters ended March 31, 2026

and March 31, 2025.

Net interest income on a taxable equivalent basis

– Non-GAAP Financial Measure
Net interest income, on a taxable equivalent basis, is presented with its different components in Table 2 for the quarter ended March
31, 2026, as compared with the same period in 2025,

segregated by major categories of interest earning

assets and interest-bearing
liabilities.
The

main

sources

of

tax-exempt

interest

income

are

certain

loans

and

investments

in

obligations

of

the

U.S.

Government,

its
agencies and sponsored entities, and

certain obligations of the

Commonwealth of Puerto Rico and

its agencies and assets

held by
the Corporation’s

international banking entities.

On Table

2, the interest

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
March 31, 2026 and December 31, 2025.

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

2025

Form

10-K.

Also,

refer

to

Note

2

to

the

Consolidated

Financial

Statements

included

in

the

2025

Form

10-K

for

a
summary of the Corporation’s significant accounting policies and to Note 3 to the Consolidated Financial Statements included in this
Form 10-Q for information on recently adopted accounting

standard updates.
STATEMENT

OF OPERATIONS ANALYSIS
NET INTEREST INCOME
Net interest income (“NII”) for the quarter ended March 31, 2026 was $670.2 million an increase of

$64.6 million, when compared to
the

same

quarter

in

2025.

NII

growth

was

attributable

to

lower

cost

of

deposits

by

$38.4

million,

primarily

due

to

P.R.

public
deposits, loan growth

and higher income

from investments in

U.S Treasury

securities. Net interest

income on a

taxable equivalent
basis for the first quarter of 2026 was $757.8

million, an increase of $94.0 million.
Net interest margin (“NIM”) for the first quarter of 2026 was 3.66%,

an increase of 26 basis points when compared

to the first quarter
of 2025. On

a taxable equivalent basis,

net interest margin for

the first quarter of

2026 was 4.14%, higher

by 41 basis

points when
compared to the first quarter of 2025, mainly due to higher level of tax-exempt securities and loans. NIM expansion, when

compared
to the same quarter of the previous year,

was primarily due to lower deposit costs resulting from the

repricing of market-linked high-
cost deposits, mainly P.R.

public deposits, and higher yields on

U.S. Treasury securities. Total

cost of deposits decreased 27 basis
points

to

1.56%.

Excluding

P.R.

public

deposits,

total

deposit

costs

decreased

8

basis

points

to

1.09%

compared

to

the

same
quarter in 2025.
On a taxable equivalent basis, the main drivers of

the increase for the first quarter of 2026 were:
●

higher income from

U.S. Treasury

securities by $42.4

million or 44

basis points, attributable

to higher investment

activity
at higher yields with average balances increasing by $2.0 billion supported by deposit growth and purchases completed in the

third

quarter

of

2025

of

approximately

$2.5

billion

of

U.S.

Treasury

notes

with

an

average

duration

of

1.4

years
through a

combination of

approximately $1.0

billion in

maturing U.S.

Treasuries

and a

reduction of

approximately $1.5
billion in overnight Fed funds;
●

higher income from loans

by $47.0 million or

5 basis points, mostly due

to loan growth, average loan

balances increased
by $2.2 billion when

compared to the same

period in the previous year

driven by commercial, construction and

mortgage
portfolio, along

with higher

yields from

auto, leases

and mortgage

portfolios.

Loan portfolio

yields increased

five basis
points to 7.53%; and
●

lower interest expense on deposits

by $38.4 million or 27

basis points, when compared to the

same quarter in 2025. The
cost of

interest-bearing deposits decreased

by 35

basis points,

driven by

repricing of

market-linked P.R.

public deposits
which

decreased

by

66

basis

points

to

2.66%,

coupled

with

a

decrease

in

Popular

U.S.

deposit

costs

attributable

to
repricing across most deposit products, mainly online

savings and time deposits;

partially offset by:
●

lower income from money

market investments by $26.0 million

or 76 basis points,

as a result of

lower average balances,
driven by higher

re-investment activity in

U.S. Treasuries

and loan growth

as described above, coupled

with lower yields
resulting from declining short-term market rates during

2025.

Table 2 - Analysis of Levels & Yields

on a Taxable Equivalent Basis

(Non-GAAP)
Quarter ended March 31,
Variance
Average Volume Average Yields / Costs Interest Attributable to
2026 2025 Variance 2026 2025

Variance
2026 2025 Variance Rate Volume
(In millions) (In thousands)
$ 4,850 $ 6,379 $ (1,529) 3.70% 4.46% (0.76) %
Money market
investments $ 44,240 $ 70,166 $ (25,926) $ (10,784) $ (15,142)
29,810 28,415 1,395 3.52 3.14 0.38 Investment securities [1] 258,897 220,435 38,462 24,348 14,114
34 31 3 5.56 5.82 (0.26)
Trading securities

463 440 23 (20) 43
Total money market,

investment and
trading
34,694 34,825 (131) 3.54 3.38 0.16 securities 303,600 291,041 12,559 13,544 (985)
Loans:
19,723 18,489 1,234 6.71 6.71 - Commercial 326,387 305,968 20,419 3 20,416
1,697 1,309 388 8.14 8.11 0.03 Construction 34,068 26,190 7,878 102 7,776
1,985 1,930 55 7.35 7.14 0.21 Leasing 36,459 34,444 2,015 1,015 1,000
8,664 8,168 496 6.08 5.82 0.26 Mortgage 131,679 118,917 12,762 5,360 7,402
3,309 3,203 106 13.86 14.04 (0.18) Consumer 113,129 110,859 2,270 (1,351) 3,621
3,892 3,907 (15) 9.33 9.12 0.21 Auto 89,496 87,850 1,646 1,980 (334)
39,270 37,006 2,264 7.53 7.48 0.05 Total loans 731,218 684,228 46,990 7,109 39,881
$ 73,964 $ 71,831 $ 2,133 5.66% 5.49% 0.17 % Total earning assets $ 1,034,818 $ 975,269 $ 59,549 $ 20,653 $ 38,896
Interest bearing
deposits:
$ 8,554 $ 7,983 $ 571 1.62% 1.73% (0.11) %
NOW and money
market $ 34,159 $ 34,002 $ 157 $ (4,227) $ 4,384
14,633 14,507 126 0.77 0.87 (0.10)
Savings

27,714 31,280 (3,566) (2,118) (1,448)
8,714 8,400 314 2.99 3.22 (0.23) Time deposits 64,243 66,681 (2,438) (4,969) 2,531
20,362 20,286 76 2.66 3.32 (0.66)
P.R. public

deposits
133,302 165,900 (32,598) (33,046) 448
52,263 51,176 1,087 2.01 2.36 (0.35)
Total interest bearing
deposits 259,418 297,863 (38,445) (44,360) 5,915
15,101 14,682 419
Non-interest bearing
demand deposits
67,364 65,858 1,506 1.56 1.83 (0.27) Total deposits 259,418 297,863 (38,445) (44,360) 5,915
597 121 476 3.88 4.77 (0.89) Short-term borrowings 5,703 1,426 4,277 (284) 4,561
Other medium and

772 862 (90) 6.26 5.66 0.60 long-term debt 11,915 12,112 (197) 1,223 (1,420)
Total interest bearing
53,632 52,159 1,473 2.09 2.42 (0.33)
liabilities (excluding
demand deposits) 277,036 311,401 (34,365) (43,421) 9,056
Other sources of funds 5,231 4,990 241
$ 73,964 $ 71,831 $ 2,133 1.52% 1.76% (0.24) % Total source of funds $ 277,036 $ 311,401 $ (34,365) $ (43,421) $ 9,056
Net interest margin/
income on a taxable
equivalent basis (Non-
GAAP) 4.14% 3.73% 0.41% $ 757,782 $ 663,868 $ 93,914 $ 64,074 $ 29,840
3.57% 3.07% 0.50%

Net interest spread
Taxable equivalent
adjustment 87,602 58,271 29,331
Net interest margin/
income non-taxable
equivalent basis (GAAP)
3.66% 3.40% 0.26% $ 670,180 $ 605,597 $ 64,583
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
For the quarter ended

March 31, 2026, the

Corporation recorded a provision for

credit losses of $75.8

million, an increase of

$11.9
million

when compared

to

the same

quarter of

the previous

year.

The

provision for

loan

and lease

losses

was $75.7

million, an
increase of

$10.5 million,

and the

provision for

unfunded commitments

was $0.1

million, an

unfavorable variance

of $1.4

million,
mainly driven by higher unfunded commitments in the

Popular Bank.

As discussed

in Note

8 to

the Consolidated

Financial Statements,

the Corporation

estimates the

ACL by

weighting the

outputs of
optimistic, baseline, and pessimistic scenarios. During the first quarter of 2026, among the three scenarios evaluated to estimate the
ACL, the baseline scenario

was assigned the highest probability,

followed by the pessimistic scenario,

which weight was increased
during 2025 in response to ongoing uncertainty.
The major

drivers of

the changes

in the

provision for

loan losses

during the

quarter by

business segment

when compared

to the
same quarter in 2025, were as follows:

●

In the BPPR segment, the provision for

loan losses was $73.3 million, an increase of

$20.6 million when compared to the
same quarter

in 2025,

driven by

higher provision

expense for

the commercial

portfolio by

$39.1 million,

primarily due

to
loan modifications, an

additional specific reserve to

a single borrower

in the telecommunications

industry,

and higher net
charge-offs due to an impairment recorded during the quarter of $11.1 million mainly due to a commercial real estate loan.
Both

the

borrower

with

the

specific

reserve

and

the

commercial

real

estate

loan

were

classified

as

NPLs

in

the

third
quarter of

2025. Higher

provisions were

partially offset

by decreases

of $15.8

million and

$4.5 million

in the

consumer
loan and leases portfolios,

respectively, showing improvement in credit quality.
●

In the Popular U.S. segment, the

provision for loans losses was

$2.4 million, a decrease of

$10.1 million when compared
to the

same quarter

in 2025. The

decrease was primarily

driven by lower

provision expense in

both the commercial

and
consumer loan

portfolio, with

reductions of

$7.5 million

and $2.6

million, respectively.

The reduction

in the

commercial
loan

segment

was mainly

driven by

higher qualitative

reserves established

during the

first

quarter of

2025 to

maintain
adequate ACL coverage. The

decrease in the consumer

loan portfolio was mainly

attributable to improvements in overall
credit quality and lower ending balances.
At March 31,

2026, the total allowance

for credit losses for

loans held-in-portfolio amounted to $823.7

million, an increase of

$15.6
million when

compared to

December 31, 2025.

The ratio

of the

allowance for credit

losses to

loans held-in-portfolio was

2.10% at
March 31,

2026 versus

to 2.05%

at December

31, 2025.

Refer to

Note 8

to the

Consolidated Financial

Statements for

additional
information

on

the

Corporation’s methodology

to

estimate its

ACL.

Refer

to

the

Credit

Risk

section

of

this

MD&A

for

a

detailed
analysis of net charge-offs, non-performing assets, the allowance for credit losses and selected loan losses statistics.
Non-Interest Income
Non-interest income amounted

to $165.6 million

for the

first quarter of

2026, an increase

of $13.6 million

when compared with

the
same quarter for the previous year. The variance was primarily due to:
●

higher other services fees

by $8.4 million mainly

due to $5.4 million

in higher debit

and credit card fees

and higher asset
management commissions by $1.2 million; and
●

higher other operating income by

$3.9 million mainly due

to a $4.4 million increase

in earnings from an

investment under
equity method.
Operating Expenses
Operating expenses for the first quarter of 2026 totaled $467.3 million, a decrease of $3.7 million when compared to the first quarter of 2025, mainly driven by:

●

lower other

operating expenses

by $8.7

million mainly

driven by

lower reserves

for operational

losses and

lower
pension plan costs due to changes in actuarial assumptions;

●

lower professional fees by $1.3 million due to lower

costs associated with regulatory compliance activities;

and
●

net gains in other

real estate owned (OREO) by

$1.3 million due to fair

value increases as well

as higher gains on
sale;

partially offset by:

●

higher technology and

software expenses, including

software amortization, by

$5.5 million mainly

due to continuing
investments in technology and transformation initiatives;

and
●

higher personnel costs

of $3.4 million

mainly due to

increase in salaries

expenses of $3.9

million driven

by exempt
employees as well higher valuation of securities held

for deferred benefit plans.

Table 3 - Operating Expenses
Quarters ended March 31,
(In thousands) 2026 2025 Variance
Personnel costs:
Salaries $ 134,813 $ 130,950 $ 3,863
Commissions, incentives and other bonuses 40,185 37,986 2,199
Profit sharing (1,203) - (1,203)
Pension, postretirement and medical insurance 14,896 14,566 330
Other personnel costs, including payroll taxes 27,378 29,211 (1,833)
Total personnel

costs
216,069 212,713 3,356
Net occupancy expenses 27,299 27,218 81
Equipment expenses 5,229 5,302 (73)
Other taxes 17,677 18,725 (1,048)
Professional fees 25,553 26,825 (1,272)
Technology and

software expenses
89,139 83,668 5,471
Processing and transactional services:
Credit and debit cards 14,206 12,926 1,280
Other processing and transactional services 24,881 24,855 26
Total processing

and transactional services
39,087 37,781 1,306
Communications 4,509 4,904 (395)
Business promotion:
Rewards and customer loyalty programs 15,393 16,365 (972)
Other business promotion 7,467 7,310 157
Total business

promotion
22,860 23,675 (815)
Deposit insurance 9,917 10,035 (118)
Other real estate owned (OREO) expense (income) (4,618) (3,330) (1,288)
Other operating expenses:
Operational losses 3,975 6,138 (2,163)
All other 10,230 16,761 (6,531)
Total other operating

expenses
14,205 22,899 (8,694)
Amortization of intangibles 384 597 (213)
Total operating

expenses
$ 467,310 $ 471,012 $ (3,702)
Income Taxes
For the

quarter ended

March 31,

2026, the

Corporation recorded

an income

tax expense

of $46.9

million with

an ETR

of 16.0%,
compared to $45.1 million with

an ETR of 20.2% for

the same period of

year 2025.

Lower ETR when compared to

the first quarter
of 2025 is driven by higher net exempt income.
At March 31, 2026, the Corporation had a net deferred tax asset amounting to $810.5 million, net of a valuation allowance of $468.3 million. The net deferred tax asset related to the U.S.

operations was $223.6 million, net of a valuation

allowance of $386.6

million.
Refer to Note 26 to the Consolidated Financial

Statements for additional information on deferred

tax asset balances.
REPORTABLE SEGMENT RESULTS
The Corporation’s

reportable segments

for managerial

reporting purposes

consist of

Banco Popular

de Puerto

Rico and

Popular
U.S. A Corporate group

has also been defined to support the reportable

segments.

For

a

description

and

definition

of

the

Corporation’s

reportable

segments,

including

additional

financial

information

and

the
underlying management accounting process, refer

to Note 28 to the Consolidated Financial Statements.

The corporate group reported

a net income

of $4.4 million for

the quarter ended March

31, 2026, compared with

a net loss

of $3.6
million

for

the same

quarter of

the previous

year,

mainly

due

to

higher income

from

equity

method investments.

There

were no
intercompany distributions between the U.S. subsidiaries

and the bank holding companies during the

first quarters of 2026 or 2025.
Highlights on the earnings results for the reportable

segments are discussed below:
Banco Popular de Puerto Rico

The Banco

Popular de

Puerto Rico

(“BPPR”) reportable

segment’s net

income amounted

to $204.4

million for

the quarter

ended
March 31,

2026, higher

by $38.4

million when

compared to

the same

quarter of

the previous

year.

The main

drivers for

a higher
income included:

●

net interest income of

$567.9 million, an increase of

$46.1 million, mainly driven by

lower deposit cost by $29.4

million or
32 basis points.

P.R.

public deposits costs, which are market linked,

decreased by $32.6 million or 66

basis points as the
cost was favorably impacted by declines in short-term market rates during

2025. Additionally, higher income from loans by
$20.1

million

attributable

to

loan

growth

led

by

commercial,

construction

and

mortgage

portfolios

during

2025,

which
resulted in higher average balances by

$1.6 billion when compared to the first

quarter of 2025. In addition, higher

income
from

investment securities

by $16.7

million or

16

basis points

contributed to

higher net

interest income,

due in

part to
higher investment activity in higher yielding U.S.

Treasury securities. This was partially offset by lower income from money market investments by

$20.2 million driven

by lower average

balances by $1.2

billion driven by

the deployment of

funds
for loan growth and investments activity,

and lower yields by 78 basis points due to declining short-term market rates. Net interest margin

expanded 22

basis points

to 3.85%

when compared

to the

same quarter

of 2025

drive by

lower deposit
costs;

●

higher non-interest income by $7.3 million mainly due to higher service fees by $7.0 million mainly due to higher debit and credit card fees due to higher transaction volume, and

higher asset management fees;

●

lower

operating

expenses

by

$2.2

million

mostly

due

to

lower

operational losses

by

$2.0

million

mainly

related

to

the
mortgage servicing loss

reserves and higher gains

on repossessed unit

sales by $1.3

million, lower professional

fees by
$1.1 million, partially

offset by higher

technology and software expenses

by $1.6 million due

to continuing investments in
technology

and

transformation initiatives,

higher

personnel costs

by

$1.4

million

mainly

due

to

an

increase

in

salaries
expenses driven by exempt employees,

and higher processing and transactional fees

expenses by $1.3 million; and
●

lower income tax expense by $2.9 million due

mainly to higher exempt income;

partially offset by:
●

provision for credit

losses increased by

$20.6 million to

$73.3 million.

Refer to section

Provision for Credit

Losses-Loans
Held-in-Portfolio and Unfunded Commitments in this MD&A for more discussion over the drivers of the provision for credit
losses by business segment.

Popular U.S.
For the quarter ended March 31, 2026, the

reportable segment of Popular U.S. reported a

net income of $37.0 million, compared
with a net income of $14.8 million for the

same quarter of the previous year. The main drivers for higher net income are the
following:
●

net interest income of $111.7 million, an increase of $18.8 million, driven by higher interest income from loans by $15.4
million or 22 basis points, primarily attributable

to loan growth coupled with lower deposit cost driven

by repricing in most
deposit products, most notably in online savings

and time deposits. Additionally, higher income from investment securities by $3.9 million in part due to higher investment

activity in U.S. Treasury securities. This was partially offset by lower
income from money market investments by $7.4

million due to lower average balances and an

increase in short-term

borrowings expense by $4.3 million resulting from

higher FHLB advances when compared

to the same period of 2025.
Net interest margin at 3.15% expanded 41

basis points, driven by the earning assets

mix and lower deposit costs;

and
●

provision for loan losses was $2.4 million, a decrease

of $10.1 million when compared to the same quarter

in 2025. Refer
to section Provision for Credit Losses-Loans Held-in-Portfolio and Unfunded Commitments in this MD&A for

more
discussion over the drivers of the provision for

credit losses by business segment;
partially offset by:
●

higher income tax expense by $8.0 million due

to higher income before tax.
STATEMENT

OF FINANCIAL CONDITION ANALYSIS

Assets
The Corporation’s total

assets were $76.1

billion at March

31, 2026, compared

to $75.3 billion

at December 31,

2025. Higher total
assets by $782.8

million was driven

by an increase

in AFS securities

at both BPPR

and PB segments,

money market investments
and

other

assets,

partially

offset

by

a

decrease

in

HTM

securities

and

lower

loan

balances

at

PB.

Refer

to

the

Consolidated
Statements of Financial Condition included in this

report and to the following narrative for

additional information.
Money market investments and investment securities
Money market investments increased by $29.2

million as of March 31,

2026, when compared to December 31,

2025, mainly driven
by

higher deposit

balances.

AFS securities

increased $1.2

billion,

driven by

investment in

U.S. treasury

securities of

$1.3 billion,
partially offset by

maturities and principal paydowns, mainly

in mortgage-backed securities (“MBS”) and higher

unrealized losses in
AFS securities

of $37.9

million. HTM

securities decreased by

$365.0 million

driven by

maturities and

principal paydowns,

partially
offset by

the accretion of

$46.9 million of the

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

Loans held-in-portfolio

were $39.3

billion at

March 31,

2026, a

slight decrease

of $37.8

million when

compared to

December 31,
2025.

In

the PB

segment loan

balances decreased

by

$56.1 million

across the

construction, mortgage

and

consumer portfolios,
mainly

due

to

paydowns

in

the

construction

segment

and

runoff

from

the

exited

residential

mortgage

business.

In

the

BPPR
segment, loan

balances increased by

$18.3 million with

modest growth in

the mortgage

and commercial segments,

partially offset
by lower auto loans and leases lending activities.
At

March

31,

2026,

the

Corporation’s

loans

to

non-depository

financial

institutions

(‘’NDFIs’’)

amounted

to

$540.8

million,

an
decrease of $4.2 million, compared to December 31, 2025. At March 31, 2026, the Corporation’s exposure to NDFIs was composed of approximately $266.1 million to insurance companies

for general corporate purposes unrelated to lending activities,

$105.5 million
related to mortgage

credit intermediaries, and $169.3

million to consumer and

commercial credit intermediaries. All

loans to NDFIs
are current in their contractual payments and carry a

‘pass’ rating.

Table 4 - Loans Ending Balances
(In thousands)
March 31, 2026 December 31, 2025 Variance
Loans held-in-portfolio:
Commercial

Commercial multi-family
$ 2,427,295 $ 2,455,790 $ (28,495)

Commercial real estate non-owner occupied
5,543,451 5,543,284 167

Commercial real estate owner occupied
3,212,356 3,153,080 59,276

Commercial and industrial
8,565,559 8,607,412 (41,853)
Total Commercial 19,748,661 19,759,566 (10,905)
Construction 1,674,193 1,674,899 (706)
Mortgage 8,712,361 8,649,440 62,921
Leasing 1,986,165 2,001,365 (15,200)
Consumer

Credit cards

1,214,199 1,256,717 (42,518)

Home equity lines of credit
79,764 78,692 1,072

Personal

1,913,281 1,906,228 7,053

Auto
3,783,904 3,819,812 (35,908)

Other
177,174 180,799 (3,625)
Total Consumer

7,168,322 7,242,248 (73,926)
Total loans held-in

-portfolio
$ 39,289,702 $ 39,327,518 $ (37,816)
Loans held-for-sale:

Mortgage
$ 5,603 $ 9,998 $ (4,395)
Total loans held-for-sale $ 5,603 $ 9,998 $ (4,395)
Total loans $ 39,295,305 $ 39,337,516 $ (42,211)

Other assets
Other assets amounted to

$1.7

billion at March 31,

2026, an increase of

$25.8 million when compared to

December 31, 2025. The
variance

was

mainly

driven

by

an

increase

of

$18.6

million

in

investments under

the

equity

method,

primarily due

to

the

equity
pickup

from

our

investment

in

BHD,

and

an

increase

in

capitalized

software

costs

of

$10.6

million

related

to

technology
modernization, partially offset by lower prepaid taxes of $9.1 million.

Refer to Note 10 to the Consolidated Financial Statements for a
breakdown

of

the

principal

categories

that

comprise

the

caption

of

“Other

Assets”

in

the

Consolidated

Statements

of

Financial
Condition at March 31, 2026 and December 31,

2025.

Liabilities
The Corporation’s total

liabilities were $69.8 billion

at March 31,

2026, an increase of

$720.7 million, when compared to

December
31, 2025. The following is a discussion of

the significant changes in liabilities.
Deposits and Borrowings
Total Deposits
The Corporation’s deposits

totaled $67.6 billion as

of March 31,

2026, compared to $66.2

billion as of

December 31, 2025. Ending
deposit balances

increased by

$1.4 billion

mainly from

higher retail and

commercial deposits

in BPPR

in part

due to

seasonal tax
refunds. Excluding P.R.

public deposits, customer deposits increased by

$1.2 billion. Average deposits increased

by $1.1 billion, or
$383.5 million when excluding P.R. public deposits.
At the

end of

the first

quarter of

2026, Puerto

Rico public

deposits were

$19.7 billion,

representing 30%

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

Refer to Table 5 for a breakdown of the Corporation’s deposits at March 31, 2026 and December

31, 2025.

Table 5 - Deposits Ending Balances
(In thousands) March 31, 2026 December 31, 2025 Variance
Deposits excluding P.R.

public deposits:

Demand deposits
$ 15,778,435 $ 15,298,712 $ 479,723

Savings, NOW and money market deposits (non-brokered)
23,208,340 22,655,936 552,404

Savings, NOW and money market deposits (brokered)
82,417 87,566 (5,149)

Time deposits (non-brokered)
7,958,260 7,861,848 96,412

Time deposits (brokered CDs)
914,526 866,772 47,754
Sub-total deposits excluding P.R.

public deposits
47,941,978 46,770,834 1,171,144
P.R. public

deposits:

Demand deposits

[1]
11,967,888 11,534,301 433,587

Savings, NOW and money market deposits (non-brokered)
6,828,306 7,134,217 (305,911)

Time deposits (non-brokered)
873,144 750,741 122,403
Sub-total P.R.

public deposits
19,669,338 19,419,259 250,079
Total deposits $ 67,611,316 $ 66,190,093 $ 1,421,223
[1] Includes interest bearing demand deposits.

Borrowings
The Corporation’s borrowings totaled $1.1 billion at

March 31, 2026, a decrease of $329.0 million

when compared to December 31,
2025.

The

decrease

was

mainly

related

to

lower

FHLB

advances

by

$325.0

million,

mainly

at

PB.

Refer

to

Note

13

to

the
Consolidated Financial

Statements for

detailed information

on the

Corporation’s borrowings.

Also, refer

to the

Liquidity section

in
this MD&A for additional information on the Corporation’s

funding sources.
Stockholders’ Equity
Stockholders’ equity totaled $6.3 billion at March 31, 2026, an increase of $62.0 million when compared to December 31, 2025. The increase was principally due to

net income for the

quarter ended March 31, 2026

of $245.7 million, coupled with

the after-tax effect
of the amortization of unrealized losses from securities previously reclassified to HTM of $37.5 million, partially offset by an increase in

treasury stock

of

$152.4

million, mainly

due

to

common

stock

repurchases, the

common

and

preferred dividends

declared

of
$48.9 million, and

an increase in net

unrealized losses in the

portfolio of AFS

securities of $25.3

million. Refer to

the Consolidated
Statements of Financial Condition, Comprehensive Income and Changes in

Stockholders’ Equity for information on the composition
of stockholders’ equity.

During the quarter ended March 31, 2026, Popular repurchased 1,555,398 shares of common stock for $155.2 million at an average price of $134.31 per share. As of March

31, 2026, $126.0 million remained available for stock repurchase under the currently active authorization.
The composition of the Corporation’s financing to total assets at March 31, 2026 and December 31, 2025

is included in Table 6.

Table 6 - Financing to Total

Assets
March 31,
December 31,

% (decrease) increase % of total assets
(Dollars in millions) 2026 2025 from 2025 to 2026 2026 2025
Non-interest-bearing core deposits $ 15,785 $ 15,304 3.1% 20.7% 20.3%
Interest-bearing core deposits 45,872 46,017 (0.3) 60.3 61.1
Interest-bearing other deposits 5,954 4,869 22.3 7.8 6.4
Repurchase agreements 35 39 (10.3) - 0.1
Other short-term borrowings 350 650 (46.2) 0.5 0.9
Notes payable 735 760 (3.3) 1.0 1.0
Other liabilities 1,089 1,460 (25.4) 1.4 1.9
Stockholders’ equity 6,311 6,249 1.0 8.3 8.3

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

As
of March 31, 2026, the Corporation’s, BPPR’s and

PB’s capital ratios continue to exceed the minimum requirements for being

“well-
capitalized”.

The risk-based

capital ratios

presented in

Table

7,

which include

common equity

tier 1,

Tier

1 capital,

total capital

and leverage
capital as of March 31, 2026 and December 31,

2025.
Table 7 - Capital Adequacy

Data

(Dollars in thousands)

March 31, 2026

December 31, 2025

Common equity tier 1 capital:

Common stockholders' equity - U.S. GAAP basis $ 6,288,943 $ 6,226,936
AOCI related adjustments due to opt-out election 1,083,150 1,096,805
Goodwill, net of associated deferred tax liability (DTL) (637,705) (639,734)
Intangible assets, net of associated DTLs (4,692) (5,076)
Deferred tax assets and other deductions

(209,380) (215,404)
Common equity tier 1 capital $ 6,520,316 $ 6,463,527
Additional tier 1 capital:
Preferred stock 22,143 22,143
Additional tier 1 capital $ 22,143

$ 22,143
Tier 1 capital $ 6,542,459

$ 6,485,670

Tier 2 capital:
Trust preferred securities subject to phase in as

tier 2
192,674 192,674
Other inclusions (deductions), net 515,782 517,723
Tier 2 capital $ 708,456 $ 710,397
Total risk-based capital

$ 7,250,915

$ 7,196,067

Minimum total capital requirement to be well capitalized $ 4,095,067

$ 4,112,375

Excess total capital over minimum well capitalized $ 3,155,848

$ 3,083,692

Total risk-weighted

assets
$ 40,950,669

$ 41,123,753

Total assets for leverage

ratio
$ 76,104,777

$ 74,661,894

Risk-based capital ratios:

Common equity tier 1 capital 15.92% 15.72%

Tier 1 capital

15.98

15.77

Total capital

17.71

17.50

Tier 1 leverage

8.60

8.69

The Basel

III capital rules

provide that a

depository institution is

deemed to be

well capitalized if

it maintains a

leverage ratio of

at
least 5%,

a common equity

Tier 1

ratio of

at least 6.5%,

a Tier

1 capital ratio

of at least

8% and a

total risk-based

ratio of at

least
10%. The

Corporation, BPPR and

PB leverage

ratio, common equity

Tier 1

ratio and

Tier 1

capital ratio,

respectively as of

March
31, 2026, continue to exceed the minimum requirements

for being “well-capitalized” under the Basel III

capital rules.

The increase in the common equity Tier I capital ratio, Tier I capital ratio, and total capital ratio as of March

31, 2026 as compared to
December 31, 2025 was mainly due to

the quarter’s earnings,

and lower risk weighted assets driven by

the decrease in loans held-
in-portfolio and lower non-performing

loans held-in-portfolio, partially offset

by the repurchase of

common stock and

common stock
dividends. The decrease in the leverage ratio was driven

by higher total assets which are impacted

by zero-risk weighted assets that
did not have a significant impact on the risk

weighted assets, partially offset by the quarter’s earnings.

Reconciliation to Tangible Common Equity and Tangible Assets
Table

8 provides

a reconciliation

of total

stockholders’ equity

to tangible

common equity

and total

assets to

tangible assets

as of
March 31, 2026, and December 31, 2025.

Table 8 - Reconciliation of Tangible

Common Equity and Tangible

Assets
(In thousands, except share or per share information) March 31, 2026 December 31, 2025
Total stockholders’

equity
$ 6,311,086 $ 6,249,079
Less: Preferred stock (22,143) (22,143)
Less: Goodwill (789,954) (789,954)
Less: Other intangibles (4,692) (5,076)
Total tangible common

equity
$ 5,494,297 $ 5,431,906
Total assets

$ 76,131,018 $ 75,348,267
Less: Goodwill (789,954) (789,954)
Less: Other intangibles (4,692) (5,076)
Total tangible assets $ 75,336,372 $ 74,553,237
Tangible common

equity to tangible assets
7.29% 7.29%
Common shares outstanding at end of period 64,654,788 65,719,385
Tangible book value

per common share
$ 84.98 $ 82.65
Quarterly average
Total stockholders’

equity

$ 6,289,337 $ 6,938,571 [1]
Less: Preferred Stock (22,143) (22,143)
Less: Goodwill (789,954) (789,954)
Less: Other intangibles (4,944) (5,328)
Total tangible equity

before adjusting for the impact of unrealized losses
on AFS securities including those transferred to HTM $ 5,472,296 $ 6,121,146
Return on average tangible common equity before adjusting

for the
impact of unrealized losses on AFS securities including

those transferred
to HTM 18.18% 15.14%
Add: Average unrealized losses on AFS securities 743,809 56,761
Add: Average unrealized losses on AFS securities

transferred to HTM
221,114 259,058
Total tangible equity

after add back of impact of unrealized losses on AFS
securities, including those transferred to HTM $ 6,437,219 $ 6,436,965
Return on average tangible common equity after add back

of impact of
unrealized losses on AFS securities including those transferred to HTM
(''ROTCE'') 15.46% 14.39%

[1] Average balances exclude certain unrealized

gains or losses on debt securities available-for-sale.

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

$21.7 billion

and

$7.0 billion,
respectively, as

of March 31, 2026.

Other assets subject to market risk

include mortgage servicing rights ("MSRs") with

a fair value
of $94.2 million as of March 31, 2026.

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

2026 and

December 31,

2025, assuming

a static

balance
sheet and parallel changes over flat spot rates over

a one-year time horizon:

Table 9 - Net Interest Income Sensitivity

(One Year Projection)
March 31, 2026 December 31, 2025
(Dollars in thousands) Amount Change Percent Change Amount Change Percent Change
Change in interest rate
+200 basis points 17,583 0.61 (7,520) (0.27)
+100 basis points 8,316 0.29 (4,379) (0.16)
-100 basis points (10,053) (0.35) 2,691 0.10
-200 basis points (17,168) (0.60) 7,488 0.27
As

of

March

31,

2026,

NII

simulations

showed

that

the

Corporation’s

sensitivity

position

was

asset

sensitive.

Compared

to

the
results as of December 31, 2025, the variation in sensitivity and the resulting profile was mainly due to an increase in U.S. Treasury
Bills as a result

of a rise in

non-interest bearing and low-cost interest-bearing deposits in

Puerto Rico offset in

part by the purchase
of

two-to-three-year

U.S.

Treasury

Notes.

The

profile

reflects

that

in

rising

rate

scenarios,

Popular’s

net

interest

income

would
increase

during

the

one-year

horizon

due

to

the

larger

volume

of

assets

repricing

and

generating

more

interest

income,

while
interest expense increases modestly due to the high

proportion of low-cost deposits.
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
At March 31, 2026, the Corporation held trading securities with a fair value of $30.4 million,

representing 0.04% of the Corporation’s
total assets, compared with $36.6 million and 0.05%,

respectively, at December 31, 2025.
The Corporation’s trading activities are

limited by internal policies. For each

of the two subsidiaries, the

market risk assumed under
trading

activities

is

measured

by

the

5-day

net

value-at-risk

(“VAR”),

with

a

confidence

level

of

99%.

The

VAR

measures

the
maximum estimated loss that may occur over a

5-day holding period, given a 99% probability. .

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
Sources of Liquidity
Deposits, including

customer deposits,

brokered deposits

and public

funds deposits,

continue to

be the

most significant

source of
funds for the Corporation, representing

89% and 88% of funding of the Corporation’s total assets at March 31, 2026 and December
31, 2025,

respectively. The

ratio of

total ending

loans to

deposits was 58%

and 59%

at March

31, 2026

and December

31, 2025,
respectively.

In addition to

traditional deposits, the

Corporation maintains borrowing arrangements, which

amounted to $1.1

billion
in

outstanding

balances

at

March

31,

2026

(December

31,

2025

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
At March 31,

2026, the Corporation’s

available liquidity increased to

$27.7 billion from

$27.0 billion on

December 31, 2025.

During
the first

quarter of 2026,

the Corporation had

no material incremental

use of

its available liquidity

sources. The liquidity

sources of
the Corporation at March 31, 2026 are presented

in Table 10 below:

Table 10 - Liquidity Sources
March 31, 2026 December 31, 2025
(In thousands)
BPPR Popular U.S. Total BPPR Popular U.S. Total
Unpledged securities and unused funding
sources:
Money market (excess funds at the
Federal Reserve Bank)
$ 3,635,635 $ 1,010,262 $ 4,645,897 $ 3,595,806 $ 1,020,478 $ 4,616,284
Unpledged securities 5,617,332 1,051,193 6,668,525 5,215,981 1,057,129 6,273,110
FHLB borrowing capacity 3,315,007 927,693 4,242,700 3,291,672 692,744 3,984,416
Discount window of the Federal Reserve
Bank borrowing capacity 8,365,380 3,788,737 12,154,117 8,472,866 3,644,486 12,117,352
Total available liquidity $ 20,933,354 $ 6,777,885 $ 27,711,239 $ 20,576,325 $ 6,414,837 $ 26,991,162
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

5 for

a breakdown

of deposits

by major

types. Core

deposits are

generated
from a large base of consumer, corporate and public sector customers. Core deposits include certificates of deposit under $250,000,
all

interest-bearing

transactional

deposit

accounts,

non-interest-bearing

deposits,

and

savings

deposits.

Core

deposits

exclude
brokered

deposits

and

certificates

of

deposit

over

$250,000.

Core

deposits,

excluding

P.R.

public

deposits,

which

are

fully
collateralized, have

historically provided

the Corporation

with a

sizable source

of relatively

stable and

low-cost funds.

P.R.

public
deposits, while linked to market interest rates,

provide a stable source of funding with

an attractive earning spread. As of March

31,
2026, total Puerto Rico public sector deposits were

$19.7 billion, compared to $19.4 billion at

December 31, 2025.
Core deposits

represent 91%

of total

deposits at

$61.7 million,

as of

March 31,

2026, compared

with 92%

at

$60.9 billion

as

of
December

31,

2025.

Core

deposits

financed

85%

of

the

Corporation’s

earning

assets

at

March

31,

2026,

compared

to

85%

at
December 31, 2025.
The

Corporation

had

$1.0

billion

in

brokered

deposits

at

March

31,

2026,

which

financed

approximately

1%

of

its

total

assets
(December 31, 2025 - $1.0 billion and 1%,

respectively).
The distribution by maturity of certificates of deposit with denominations of $250,000 and over at March 31, 2026 is presented in the table that follows:

Table 11

- Distribution by Maturity of Certificates of Deposit

of $250,000 and Over
(In thousands)
3 months or less $ 2,600,756
Over 3 to 12 months 1,109,024
Over 1 year to 3 years 299,828
Over 3 years 119,622
Total $ 4,129,230
As of March

31, 2026, the

banking subsidiaries had sufficient

current and projected

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

higher potential liquidity risk.

Table

12 reflects the aggregate
balance in

deposit accounts

in excess

of $250,000,

including collateralized

public funds

and deposits

outside of

the U.S.

and its
territories.

Collateralized public funds, as presented in Table 12, represent public deposit balances from governmental entities in the
U.S.

and

its

territories,

including

Puerto

Rico

and

the

United

States

Virgin

Islands,

collateralized

based

on

such

jurisdictions’
applicable collateral requirements.

Table 12 - Deposits
31-Mar-26
Popular, Inc.
(Dollars in thousands)
BPPR % of Total Popular U.S. % of Total (Consolidated) % of Total
Deposits:
Deposits balances under $250,000 [1] $ 24,374,849 44% $ 8,292,411 68% $ 32,667,260 48%
Transactional deposits balances over
$250,000 8,431,271 15% 2,845,596 23% 11,276,867 17%
Time deposits balances over $250,000 2,386,858 4% 521,619 4% 2,908,477 4%
Uninsured foreign deposits 444,415 1% - - % 444,415 1%
Collateralized public funds 20,048,501 36% 265,796 2% 20,314,297 30%
Intercompany deposits 200,890 - % 305,233 3% - - %
Total deposits $ 55,886,784 100% $ 12,230,655 100% $ 67,611,316 100%
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

The outstanding balance of notes

payable at the BHCs

amounted to $595 million at

March 31, 2026 and

$595 million at December
31, 2025.
The contractual maturities of the BHCs notes payable

at March 31, 2026 are presented in Table 13.
Table 13

- Distribution of BHC's Notes Payable by Contractual

Maturity
Year (In thousands)
2028 $ 396,955
Later years 198,406
Total $ 595,361

As of

March 31,

2026, the

BHCs had

cash and

money markets

investments totaling

$1.6 million

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
of dividends to the BHCs.

Dividends
During the

quarter ended March

31, 2026,

the Corporation

declared cash

dividends of

$0.75 per

common share

outstanding ($49
million in the aggregate). The dividends for the Corporation’s

Series A preferred stock amounted to $0.4 million.
During the quarter ended March 31, 2026, the

BHCs received dividends and distributions amounting

to $175 million from BPPR, and
$12 million

from its

other non-banking

subsidiaries. Dividends

from BPPR

constitute Popular,

Inc.’s primary

source of

liquidity.

In
addition, during the quarter ended March 31, 2026,

PIBI, a wholly owned subsidiary of Popular, Inc., had no dividends.

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

March 31,

2026, BPPR

could
declare

a

dividend

of

up

to

approximately

$13

million

without

prior

approval

of

the

Federal

Reserve

Board

due

to

its

retained
income, declared dividend activity and transfers to statutory reserves over the measurement period. In addition, pursuant to the FRB requirements, PB may not declare or pay a dividend

without the prior approval of the Federal Reserve

Board and the NYSDFS.
Other Funding Sources and Capital
In addition to cash reserves held at

the FRB that totaled $4.7 billion at March

31, 2026, debt securities provide an additional source
of

liquidity,

which

may

be

realized

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

10 for

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
The summarized financial

information below shows

the combined financial

position of the

obligor group as

of March

31, 2026

and
December 31, 2025,

and the results

of their operations

for the

quarters ended March

31, 2026 and

March 31,

2025. Excluded are
investments and equity in earnings from subsidiaries

and affiliates outside the obligor group.
Intercompany balances

and transactions

within the

obligor group

have been

eliminated. Material

amounts due

from, due

to, and
transactions with subsidiaries and affiliates are shown separately. Related party transactions are also presented separately.

Table 14 - Summarized Statement

of Condition
(In thousands) March 31, 2026 December 31, 2025
Assets
Cash and money market investments $ 468,987 $ 524,882
Investment securities 39,780 38,656
Accounts receivables from non-obligor subsidiaries 15,521 12,798
Other loans (net of allowance for credit losses of $102 (2025

- $132))
23,844 24,169
Investment in equity method investees 5,145 5,145
Other assets 103,289 91,618
Total assets $ 656,566 $ 697,268
Liabilities and Stockholders' deficit
Accounts payable to non-obligor subsidiaries $ 11,998 $ 7,669
Notes payable 595,362 594,958
Other liabilities 108,959 135,785
Stockholders' deficit (59,753) (41,144)
Total liabilities and

stockholders' deficit
$ 656,566 $ 697,268
Table 15 - Summarized Statement

of Operations
For the quarters ended
(In thousands) March 31, 2026 March 31, 2025
Income:
Dividends from non-obligor subsidiaries $ 187,000 $ 206,000
Interest income from non-obligor subsidiaries and affiliates 904 1,181
Other operating income 1,281 838
Total income $ 189,185 $ 208,019
Expenses:
Services provided by non-obligor subsidiaries and affiliates

(net of
reimbursement by subsidiaries for services provided by parent of
$69,903 (2025 - $61,777)) $ 5,126 $ 3,903
Other expenses 5,694 7,339
Income tax (benefit) expense (323) 2,679
Total expenses $ 10,497 $ 13,921
Net income $ 178,688 $ 194,098

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
Investors should refer to Liquidity Risks section of “Part I, Item 1A”

of 2025 Form 10-K for an additional discussion of liquidity

risks to
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

2025

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
Economic Performance

The latest estimates from the

Puerto Rico Planning Board (the

“Planning Board”) indicate that real

GNP grew by 2.1%

during fiscal
year

2024

(July 2023-June

2024) and

by

1.1% in

fiscal

year

2025 (July

2024-June 2025).

For fiscal

year 2026

(July

2025-June
2026),

the

Planning

Board

forecasts

more

modest

GNP

growth

of

0.5%.

Meanwhile,

the

Puerto

Rico

Economic

Activity

Index
reflected a 1.1% year-over-year increase in December 2025, with no change on a month-over-month basis. While this index is not a direct measure of real GNP, it serves as an indicator of ongoing economic activity.
In 2021

and 2022,

inflation rose

sharply in

the U.S.

and Puerto

Rico due

to post-pandemic

demand and supply

chain disruptions.
Inflation

began

to

decrease

by

mid-2022

as

the

Federal

Reserve

raised

interest

rates,

largely

stabilizing

by

September

2024,
leading to a

series of rate

reductions by the Federal

Reserve for the

first time in

four years. As

of March 2026, the

U.S. Consumer
Price Index

reflected a

3.3% year-over-year increase,

which, while below

peak 2022

levels, remains above

the Federal

Reserve’s
2% target. The year-over-year

increase accelerated from 2.4%

in February 2026 to

3.3% in March

2026, primarily driven by

higher
energy and

gasoline prices

resulting from

the recent

geopolitical conflict involving

Iran. In

Puerto Rico,

the Consumer

Price Index
reflected a year-over-year

increase of 2.5%

in March 2026,

up from 2.3%

in February 2026.

It is still

too early to

determine the full
extent to which the conflict involving Iran and its

indirect impacts may impact the global and Puerto

Rico economies.

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

In August 2025, President Donald J. Trump dismissed six of the seven members of the Oversight Board, reportedly due to inefficient
leadership and excessive spending. Three of the dismissed members subsequently filed suit in federal court challenging the legality

of their dismissal. On October 3, 2025, the court issued a preliminary injunction that effectively reinstated such members and barred the seating of

replacement members while the case

proceeds. Such ruling was

appealed to the

United States Court of

Appeals for
the First Circuit

on December 3, 2025,

and the appeal remains

pending as of March

31, 2026. It is

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
For

further

discussion

of

the

Corporation’s

direct

and

indirect

exposure to

USVI

government

entities,

please

refer

to

Note

18

–
Commitments and Contingencies to the Consolidated

Financial Statements.
Non-Performing Assets
Non-performing assets (“NPAs”)

include primarily past-due

loans that

are no

longer accruing interest,

renegotiated loans, and

real
estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 16.
During

the

first

quarter

of

2026,

the

Corporation’s

credit

quality

metrics

remained

stable.

The

Corporation

continues

to

closely
monitor

the

economic

landscape and

borrower performance,

as

macro-economic uncertainty

and

increased volatility

remain key

considerations. Management believes that the

improvements in risk management practices over

recent years and the

overall credit
risk profile of the loan portfolio position the Corporation

to continue to operate successfully in the current environment.
Total

NPAs

of $503.8 million

as of

March 31,

2026 decreased by

$37.0 million when

compared with December

31, 2025. BPPR’s
NPLs

decreased

by

$38.4

million,

primarily driven

by

reductions in

commercial, consumer

and

mortgage

NPLs

of

$17.6 million,
$17.5 million

and $3.0

million, respectively.

The decrease

in commercial

NPLs was

mainly driven

by

an

$11.1

million charge-off
related to a

commercial real estate

facility classified as

NPL in the

third quarter of

2025. The improvement

in consumer NPLs

was
primarily due to a $16.8 million

reduction in auto NPLs driven by increased

payment activity. Popular U.S.

NPLs decreased by $1.8
million, mostly driven by a decrease of $3.7

million in the mortgage NPLs.

On March 31, 2026,

the ratio of NPLs

to total loans held-in-portfolio was

1.17%, compared to 1.27% on

December 31, 2025. Other
real estate owned loans (“OREOs”) totaled $45.7

million, an increase of $3.2 million from December

31, 2025.

The Corporation’s commercial loan

portfolio secured by real

estate (“CRE”) amounted to

$11.2 billion

on March 31,

2026, of which
$3.2 billion was secured with owner occupied properties,

compared with $11.2 billion and $3.2 billion, respectively, on December 31,
2025.
CRE NPLs

amounted to $58.6

million at March

31, 2026, compared

with $76.0 million

at December 31,

2025, driven by

the $11.

1
million net

charge off

on the

CRE facility

discussed above.

The CRE

NPL ratios

for the

BPPR and

Popular U.S.

segments were
0.83% and 0.28%, respectively, on March 31, 2026, compared with 1.23% and

0.25%, respectively, on December 31, 2025.
The non-owner

occupied CRE

portfolio was

$5.5 billion

at March

31, 2026,

split between

$3.4 billion

in BPPR

and $2.2

billion in
Popular U.S. This portfolio is diversified across sectors: retail (33%), hotels (19%), and office space (12%),

which together represent
two-thirds of

total non-owner

occupied CRE

exposure. Specifically,

office space

leasing accounts

for just

1.7% ($673.6

million) of
the total loan portfolio, mainly comprising mid-rise properties with an average loan size of $3 million, and is well diversified by tenant type.

Within CRE, the

commercial multi-family portfolio is

$2.4 billion (approximately 6%

of total loans),

concentrated in New

York

Metro
($1.4 billion), South Florida ($664.6

million) and Puerto Rico ($238.5 million) regions. In the New

York Metro, there is no exposure to
rent-controlled buildings,

and rent-stabilized units make up less than

40% of total units, with most originated after 2019.
In addition to

the NPLs included in

Table

16, on March

31, 2026 there were

$593.2 million of

performing loans, mostly commercial
loans, which in management’s opinion, are currently subject to potential future classification as non-performing (December 31, 2025
- $499.6 million).
The following table presents the Corporation’s NPAs as of March 31, 2026 and December

31, 2025:

Table 16 - Non-Performing

Assets
March 31, 2026 December 31, 2025
(Dollars in thousands) BPPR
Popular
U.S.
Popular,
Inc.
As a % of
loans HIP
by
category BPPR
Popular
U.S.
Popular,
Inc.
As a % of
loans HIP
by
category
Commercial
Commercial multi-family
$ - $ 10,962 $ 10,962 0.5% $ 112 $ 8,636 $ 8,748 0.4%
Commercial real estate non-owner
occupied
26,457 6,987 33,444 0.6 35,692 7,020 42,712 0.8
Commercial real estate owner
occupied
14,192 - 14,192 0.4 24,567 - 24,567 0.8
Commercial and industrial

185,993 6,524 192,517 2.2 183,914 6,498 190,412 2.2
Total Commercial

226,642 24,473 251,115 1.3 244,285 22,154 266,439 1.3
Mortgage 129,367 9,700 139,067 1.6 132,373 13,422 145,795 1.7
Leasing 8,892 - 8,892 0.4 9,179 - 9,179 0.5
Consumer

Home equity lines of credit
- 2,766 2,766 3.5 - 2,796 2,796 3.6

Personal

15,755 905 16,660 0.9 18,863 1,233 20,096 1.1

Auto
35,390 - 35,390 0.9 52,200 - 52,200 1.4

Other
4,227 - 4,227 2.4 1,809 29 1,838 1.0
Total Consumer

55,372 3,671 59,043 0.8 72,872 4,058 76,930 1.1
Total non-performing

loans held-in-
portfolio 420,273 37,844 458,117 1.2% 458,709 39,634 498,343 1.3%
Other real estate owned (“OREO”) 45,176 504 45,680 41,929 504 42,433
Total non-performing

assets
[1] $ 465,449 $ 38,348 $ 503,797 $ 500,638 $ 40,138 $ 540,776
Accruing loans past due 90 days or
more
[2]
$ 226,218 $ 169 $ 226,387 $ 228,772 $ 188 $ 228,960
Ratios:
Non-performing assets to total assets 0.78% 0.24% 0.66% 0.85% 0.25% 0.72%
Non-performing loans held-in-portfolio
to loans held-in-portfolio

1.52 0.33 1.17 1.66 0.34 1.27
Allowance for credit losses to loans
held-in-portfolio 2.65 0.79 2.10 2.60 0.77 2.05
Allowance for credit losses to non-
performing loans, excluding held-for-
sale 174.23 241.77 179.81 156.51 227.42 162.15
[1] There were no non-performing loans held-for-sale

as of March 31, 2026 and December 31, 2025.
[2] It is the Corporation’s policy to report delinquent

residential mortgage loans insured by FHA or guaranteed

by the VA as accruing

loans past due 90
days or

more

as

opposed

to

non-performing

since

the principal

repayment

is insured.

These

balances

include

$43 million

of residential

mortgage
loans

insured

by

FHA

or

guaranteed

by

the

VA

that

are

no

longer

accruing

interest

as

of

March

31,

2026

(December

31,

2025

-

$47

million).
Furthermore, the Corporation

has $26 million

in reverse mortgage

loans which are

guaranteed by

FHA, but which

are currently

not accruing interest.
Due to the guaranteed

nature of the loans,

it is the Corporation’s

policy to exclude these

balances from non-performing

assets (December 31,

2025 -
$27 million).
For the quarter ended

March 31, 2026, total

inflows of NPLs held-in-portfolio,

excluding consumer loans, increased by

$4.2 million,
compared to the

same period in

2025. Inflows of

NPLs held-in-portfolio at the

BPPR segment increased by

$6.4 million, compared
to the same period in 2025, mainly driven by higher mortgage inflows by $7.2 million. Inflows of NPLs held-in-portfolio at the Popular
U.S. segment decreased by $2.3 million from the

same period in 2025, mainly driven by lower

commercial inflows by $2.1 million.
Tables 17 to 22 present the Corporation’s inflows to NPLs for the quarters ended March 31,

2026 and 2025.

Table 17 - Activity in Non

-Performing Loans Held-in-Portfolio (Excluding Consumer

Loans)
For the quarter ended March 31, 2026
(Dollars in thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $ 376,658 $ 35,576 $ 412,234
Plus:
New non-performing loans 43,461 5,733 49,194
Advances on existing non-performing loans - 181 181
Less:
Non-performing loans transferred to OREO (3,111) - (3,111)
Non-performing loans charged-off (12,201) (24) (12,225)
Loans returned to accrual status / loan collections (48,798) (7,293) (56,091)
Ending balance -

NPLs
$ 356,009 $ 34,173 $ 390,182
Table 18 - Activity in Non

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
Table 19 - Activity in Non

-Performing Commercial Loans Held-In-Portfolio
For the quarter ended March 31, 2026
(In thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $ 244,285 $ 22,154 $ 266,439
Plus:
New non-performing loans 5,004 3,205 8,209
Advances on existing non-performing loans - 170 170
Less:
Non-performing loans transferred to OREO (650) - (650)
Non-performing loans charged-off (11,661) (3) (11,664)
Loans returned to accrual status / loan collections (10,336) (1,053) (11,389)
Ending balance - NPLs $ 226,642 $ 24,473 $ 251,115

Table 20 - Activity in Non

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
Table 21 - Activity in Non

-Performing Mortgage Loans Held-in-Portfolio
For the quarter ended March 31, 2026
(Dollars in thousands) BPPR Popular U.S. Popular, Inc.
Beginning balance - NPLs $ 132,373 $ 13,422 $ 145,795
Plus:
New non-performing loans 38,457 2,528 40,985
Advances on existing non-performing loans - 11 11
Less:
Non-performing loans transferred to OREO (2,461) - (2,461)
Non-performing loans charged-off (540) (21) (561)
Loans returned to accrual status / loan collections (38,462) (6,240) (44,702)
Ending balance - NPLs $ 129,367 $ 9,700 $ 139,067
Table 22 - Activity in Non

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
Non-performing loans transferred to OREO (2,435) - (2,435)
Non-performing loans charged-off (188) - (188)
Loans returned to accrual status / loan collections (38,555) (3,549) (42,104)
Ending balance - NPLs $ 148,506 $ 29,087 $ 177,593

Loan Delinquencies
Another key measure used to evaluate and

monitor the Corporation’s asset quality is loan

delinquencies. Loans delinquent 30 days
or more, as a percentage of their related portfolio

category on March 31, 2026 and December 31, 2025,

are presented below.
Table 23 - Loan Delinquencies
(Dollars in thousands) March 31, 2026 December 31, 2025
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Loans delinquent
30 days or more Total loans
Total delinquencies

as a percentage

of total loans
Commercial

Commercial multi-family $ 27,339 $ 2,427,295 1.13% $ 24,982 $ 2,455,790 1.02%
Commercial real estate
non-owner occupied 48,779 5,543,451 0.88 47,068 5,543,284 0.85
Commercial real estate
owner occupied 39,782 3,212,356 1.24 28,008 3,153,080 0.89
Commercial and industrial 220,994 8,565,559 2.58 215,068 8,607,412 2.50
Total Commercial

336,894 19,748,661 1.71 315,126 19,759,566 1.59
Construction

20,538 1,674,193 1.23 17,283 1,674,899 1.03
Mortgage

Mortgage insured [1] 395,379 3,281,279 12.05 429,796 3,166,679 13.57
Mortgage uninsured 287,933 5,431,082 5.30 329,504 5,482,761 6.01
Total Mortgage 683,312 8,712,361 7.84 759,300 8,649,440 8.78
Leasing 34,091 1,986,165 1.72 37,567 2,001,365 1.88
Consumer

Credit cards

46,467 1,214,199 3.83 51,846 1,256,717 4.13
Home equity lines of credit 3,798 79,764 4.76 4,160 78,692 5.29
Personal

48,279 1,913,281 2.52 53,632 1,906,228 2.81
Auto

129,540 3,783,904 3.42 186,798 3,819,812 4.89
Other 5,374 177,174 3.03 5,929 180,799 3.28
Total Consumer

233,458 7,168,322 3.26 302,365 7,242,248 4.18
Loans held-for-sale - 5,603 - - 9,998 -
Total

$ 1,308,293 $ 39,295,305 3.33% $ 1,431,641 $ 39,337,516 3.64%
[1]

Loans that carry certain guarantees from FHA or the

VA. Refer to Note 7 to

the Consolidated Financial Statements for additional

information of
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
in economic

conditions, and

in the

condition of

the various

markets in

which collateral

may be

sold, may

also affect

the required

level of

the allowance

for credit

losses. Consequently,

the business

financial condition,

liquidity,

capital, and

results of

operations
could also be affected.
At March 31, 2026, the

ACL increased by $15.6 million from December 31,

2025 to $823.7 million. The increase in

ACL was driven
by

a combination

of changes

in

the economic

scenario,

loan volumes

and increases

in

qualitative reserves.

The

ACL for

BPPR
increased by $14.3 million

when compared to December 31,

2025 due to a

$22.3 million increase in reserves for

commercial loans
driven

by

higher

specific

reserves

for

a

single-borrower

exposure

in

non-accrual,

a

$11.1

million

net

charge

off

related

to

a
commercial real

estate facility

classified as

NPL in

the third

quarter of

2025, and

other loan

modifications. The

ACL for

mortgage
loans increased by $3.1 million, mostly

due to changes in the

macroeconomic scenarios. These increases were partially offset by a
$12.4 million decrease

in the ACL

for consumer loans,

mainly in the

auto portfolio, reflecting

improvements in credit

quality. In

the
PB segment, the ACL remained stable, increasing by

$1.4 million from the previous quarter.
The

Corporation’s

ratio

of

the

allowance

for

credit

losses

to

loans held-in-portfolio

was

2.10%

on

March

31,

2026

compared

to
2.05% on December 31, 2025.

The ratio of the allowance for

credit losses to NPLs held-in-portfolio stood at

179.81%, compared to
162.15% on December 31, 2025.
Refer to Note 8 – Allowance for credit losses – loans

held-in-portfolio to the Consolidated Financial

Statements, and to the Provision
for Credit Losses section of this MD&A for additional

information.
Tables

24 and

25 detail

the allowance

for credit

losses by

loan categories

and the

percentage it

represents of

total loans

held-in-
portfolio and

NPLs. The

breakdown is

made for

analytical purposes,

and it

is not

necessarily indicative

of the

categories in

which
future loan losses may occur.

Table 24 - Allowance for Credit

Losses - Loan Portfolios
March 31, 2026
(Dollars in thousands) Total ACL
Total loans held-
in-portfolio
ACL to loans held-
in-portfolio
Total non-
performing loans
held-in-portfolio
ACL to non-
performing loans
held-in-portfolio
Commercial

Commercial multi-family
$ 20,069 $ 2,427,295 0.83% $ 10,962 183.08%

Commercial real estate non-owner occupied
64,146 5,543,451 1.16% 33,444 191.80%

Commercial real estate owner occupied
51,116 3,212,356 1.59% 14,192 360.17%

Commercial and industrial

197,476 8,565,559 2.31% 192,517 102.58%
Total Commercial

$ 332,807 $ 19,748,661 1.69% $ 251,115 132.53%
Construction 15,160 1,674,193 0.91% - -
Mortgage 83,624 8,712,361 0.96% 139,067 60.13%
Leasing 18,588 1,986,165 0.94% 8,892 209.04%
Consumer

Credit cards
89,376 1,214,199 7.36% - -

Home equity lines of credit
1,178 79,764 1.48% 2,766 42.59%

Personal

104,739 1,913,281 5.47% 16,660 628.69%

Auto
170,544 3,783,904 4.51% 35,390 481.90%

Other
7,713 177,174 4.35% 4,227 182.47%
Total Consumer

$ 373,550 $ 7,168,322 5.21% $ 59,043 632.67%
Total $ 823,729 $ 39,289,702 2.10% $ 458,117 179.81%
Table 25 - Allowance for Credit

Losses - Loan Portfolios
December 31, 2025
(Dollars in thousands) Total ACL
Total loans held-
in-portfolio
ACL to loans held-
in-portfolio
Total non-
performing loans
held-in-portfolio
ACL to non-
performing loans
held-in-portfolio
Commercial

Commercial multi-family
$ 19,345 $ 2,455,790 0.79
%

$ 8,748 221.14%

Commercial real estate non-owner occupied
58,717 5,543,284 1.06
%

42,712 137.47%

Commercial real estate owner occupied
48,451 3,153,080 1.54
%

24,567 197.22%

Commercial and industrial

180,934 8,607,412 2.10
%

190,412 95.02%
Total Commercial

$ 307,447 $ 19,759,566 1.56
%

$ 266,439 115.39%
Construction 13,826 1,674,899 0.83
%

-

-

Mortgage 80,554 8,649,440 0.93
%

145,795 55.25%
Leasing 18,620 2,001,365 0.93
%

9,179 202.85%
Consumer

Credit cards
91,124 1,256,717 7.25
%

-

-

Home equity lines of credit
1,335 78,692 1.70
%

2,796 47.75%

Personal

106,612 1,906,228 5.59
%

20,096 530.51%

Auto
180,364 3,819,812 4.72
%

52,200 345.52%

Other
8,174 180,799 4.52% 1,838 444.72%
Total Consumer

$ 387,609 $ 7,242,248 5.35
%

$ 76,930 503.85%
Total $ 808,056 $ 39,327,518 2.05% $ 498,343 162.15%

Annualized net charge-offs (recoveries)
The

following

table

presents

annualized

net

charge-offs

(recoveries)

(“NCOs“)

to

average

loans

held-in-portfolio

(“HIP”)

by

loan
category for the quarters ended March 31, 2026

and 2025.
Table 26

- Annualized Net Charge-offs (Recoveries) to

Average Loans Held-in-Portfolio
Quarter ended March 31, 2026 Quarter ended March 31, 2025
BPPR Popular U.S. Popular, Inc. BPPR Popular U.S. Popular, Inc.
Commercial

0.42% (0.01) % 0.23% (0.10) % 0.02% (0.05) %
Construction (0.01) ― ― ― ― ―
Mortgage (0.13) (0.01) (0.11) (0.15) (0.06) (0.13)
Leasing 0.52 ― 0.52 0.68 ― 0.68
Consumer 2.68 3.09 2.69 2.82 3.90 2.85
Total annualized

net charge-offs to
average loans held-in-portfolio 0.85% 0.04% 0.61% 0.72% 0.07% 0.53%
NCOs for

the quarter

ended March

31, 2026

amounted to

$60.0 million,

increasing by

$10.9 million

when compared

to the

same
period in 2025.

The BPPR segment increased

by $11.9

million mainly driven by

higher commercial NCOs by

$14.0 million, mostly
due to the above referenced $11.1 million NCO.

The PB segment NCOs decreased by $1.0 million.
Loan Modifications
For the

quarter ended

March

31, 2026,

modified loans

to

borrowers with

financial difficulty

amounted to

$248.4 million,

of

which
$240.0

million

were

in

accruing

status.

The

BPPR

segment’s

modifications

to

borrowers

with

financial

difficulty

amounted

to
approximately $248.4 million, mainly

comprised of commercial

and mortgage loans of

$233.7 million and $8.6

million, respectively.
A total of $3.5 million of the mortgage modifications

were related to government guaranteed loans.
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
Item 3. Quantitative and Qualitative Disclosures About

Market Risk
Quantitative and qualitative disclosures for the current

period can be found in the Market Risk

section of this report, which includes
changes in market risk exposures from disclosures presented

in the 2025 Form 10-K.
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
Internal Control Over Financial Reporting

The

Company

continues

to

implement

new

business

systems

and

solutions,

including

an

enterprise

resource

planning

(“ERP”)
system, which are expected to improve the efficiency of

certain financial and related business processes.
On January

1, 2026,

the Corporation

implemented a

new ERP

system, replacing

our previous

ERP system

that had

supported a
significant portion

of our

transactional records

and general

ledger. As

a result

of this

implementation, we modified

certain existing
controls

and

implemented

new

controls

and

procedures to

maintain

appropriate

internal

control

over

financial

reporting

and

will
continue to evaluate the design and operating effectiveness

of these controls.
Except as described above, there have

been no changes in the

Corporation’s internal control over financial reporting

(as such term
is defined

in Rules

13a-15(f) and

15d-15(f) under

the Exchange

Act) that

occurred during

the quarter

ended March

31, 2026

that
have materially affected, or are reasonably likely to

materially affect, the Corporation’s internal control over financial reporting.
Part II - Other Information
Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 18

to the Consolidated Financial Statements.
Item 1A. Risk Factors
In addition to the other information set forth in

this report, you should carefully consider the risk

factors discussed under “Part I - Item
1A - Risk Factors” in our 2025 Form

10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of

operations and

capital position,

and could

cause our

actual results

to

differ

materially from

our historical

results or

the
results contemplated

by the

forward-looking statements

contained in

this report.

Also refer

to the

discussion in

“Part I

- Item

2 –
Management’s Discussion

and Analysis

of Financial

Condition and

Results of

Operations” in

this report

for additional

information
that may supplement or update the discussion

of risk factors below and in our 2025 Form 10-K.
There have been no material changes to the risk

factors previously disclosed under Item 1A of the

Corporation’s 2025 Form 10-K.
The risks described

in our 2025

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

31, 2026.
Issuer Purchases of Equity Securities
The following table

sets forth the

details of

purchases of common

stock by

the Corporation and

its affiliated

purchasers during the
quarter ended March 31, 2026:
Issuer Purchases of Equity Securities
Not in thousands
Period
Total Number of
Shares Purchased [1]
Average Price Paid per
Share
Total Number of Shares
Purchased as Part of Publicly
Announced Plans or Programs [2]
Approximate Dollar Value of
Shares that May Yet be
Purchased Under the Plans or
Programs [2]
January 1 - January 31 306,003 $ 127.73 301,380 $242,576,163
February 1 - February 28 345,242 143.58 344,075 $193,162,299
March 1 - March 31 540,114 132.49 509,943 $125,867,052
Total

1,191,359 $ 134.48 1,155,398 $125,867,052
[1] Includes

4,623,

1,167, and

30,171

shares of

the Corporation’s

common stock

acquired

by the

Corporation

during

January,

February,

and March
2026, respectively, in

connection with the satisfaction of tax

withholding obligations on vested awards

of restricted stock or restricted stock

units granted
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

2024. As of

March 31, 2026,

and since the

first authorization in

2024, the Corporation
had repurchased 8,071,942

shares of common

stock for $874

million at an

average price of

$108.27 per share,

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

(as defined in Item 408(c) of Regulation

S-K).

Item 6.

Exhibits

Exhibit Index
Exhibit No Exhibit Description
10.1
Form of Popular, Inc. 2026 Long-Term Equity Incentive Award and Agreement
(1)(*)
22.1
Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22.1 of Popular, Inc.’s Annual
Report on Form 10-K for the year ended December 31, 2025)
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF Inline XBRL Taxonomy Extension Definitions Linkbase Document (1)
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104
The cover page of Popular, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026,
formatted in Inline XBRL (included within the Exhibit

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
POPULAR, INC.
(Registrant)
Date: May 8, 2026 By: /s/ Jorge J. García
Jorge J. García
Executive Vice President &
Chief Financial Officer
Date: May 8, 2026 By: /s/ Denissa M. Rodríguez
Denissa M. Rodríguez
Senior Vice President & Corporate Comptroller