Form 10-Q
period 2026-06-30
POPULAR, INC.
filed 2026-08-07
CIK 763901

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
or
[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number:001-34084
POPULAR, INC.
(Exact name of registrant as specified in its charter)

Puerto Rico	66-0667416
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)
Popular Center Building
209 Muñoz Rivera Avenue
Hato Rey, Puerto Rico	00918
(Address of principal executive offices)	(Zip code)
(787) 765-9800
(Registrant's telephone number, including area code)
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
[ ]  Yes                                   [X]   No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock, $0.01 par value, 63,778,501 shares outstanding as of August 5, 2026.

Table of Content

Table of Content
Forward-Looking Statements
This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995,
including, without limitation, statements about Popular, Inc.’s (the “Corporation,” “Popular,” “we,” “us,” “our”) business, financial condition, results of operations, plans, objectives and future performance. These statements are not guarantees of future performance, are based on management’s current expectations and, by their nature, involve risks, uncertainties, estimates and assumptions. Potential factors, some of which are beyond the Corporation’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Risks and uncertainties include, without limitation, the effect of competitive and economic factors, and our reaction to those factors, the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes (including on our cost of deposits), capital markets conditions, capital adequacy and liquidity, and the effect of legal and regulatory proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,”
“intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions are generally intended to identify forward-looking statements.
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
•adverse economic conditions, including high levels of inflation, and geopolitical conditions, including wars and conflicts, that adversely affect housing prices, the job market, consumer confidence and spending habits which may affect, in turn, among other things, our level of non-performing assets, charge-offs and provision expense;
•changes in interest rates and market liquidity, which may reduce interest margins, impact funding sources, reduce loan originations, affect our ability to originate and distribute financial products in the primary and secondary markets and impact the value of our investment portfolio and our ability to return capital to our shareholders;
•the impact of bank failures or adverse developments at other banks and related negative media coverage of the banking industry in general on investor and depositor sentiment regarding the stability and liquidity of banks;
•the impact of the current fiscal and economic challenges of Puerto Rico and the measures taken and to be taken by the Puerto
Rico Government and the Federally-appointed oversight board on the economy, our customers and our business;
•the amount of Puerto Rico public sector deposits held at the Corporation, whose future balances are uncertain and difficult to predict and may be impacted by factors such as the amount of Federal funds received by the P.R. Government and the rate of expenditure of such funds, as well as the financial condition, liquidity and cash management practices of the Puerto Rico
Government and its instrumentalities;
•unforeseen or catastrophic events, including extreme weather events such as hurricanes and other natural disasters, man-made disasters, acts of violence, war or conflicts, or pandemics, epidemics and other health-related crises, or the fear of any such event occurring, any of which could cause adverse consequences for our business, including, but not limited to, disruptions in our operations;
•our ability to achieve the expected benefits from our transformation initiatives, including our ability to achieve projected earnings, efficiencies and return on tangible common equity and accurately anticipate costs and expenses associated therewith;
•our ability to execute capital actions, including with respect to share repurchases and dividends;
•the fiscal and monetary policies of the federal government and its agencies;
•changes in federal bank regulatory and supervisory policies, including required levels of capital, liquidity, resolution-related requirements and the impact of other proposed capital standards on our capital ratios;
•the impact of any future U.S. government shutdown;
•changes in and uncertainty regarding federal funding, tax and trade policies, and federal rulemaking, supervision, examination and enforcement priorities;
•adjustments to or additional Federal Deposit Insurance Corporation (“FDIC”) assessments;

Table of Content
•regulatory approvals that may be necessary to undertake certain actions or consummate strategic transactions, such as acquisitions and dispositions, or for the Corporation’s subsidiaries to declare dividends, and the timing of such approvals;
•the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which our borrowers are located;
•a deterioration in the credit quality of our clients, customers and counterparties;
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
•potential judgments, claims, damages, penalties, fines, enforcement actions and reputational damage resulting from pending or future litigation and regulatory or government investigations or actions;
•changes in accounting standards, rules and interpretations;
•our ability to grow our core businesses;
•decisions to downsize, sell or close branches or business units or otherwise change our business mix; and
•management’s ability to identify and manage these and other risks.
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

Table of Content
POPULAR, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

(In thousands, except share information)	June 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$365,013	$402,755
Money market investments:
Time deposits with other banks	4,555,489	4,626,506
Total money market investments	4,555,489	4,626,506
Trading account debt securities, at fair value	31,170	36,569
Debt securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	79,454	30,687
Other debt securities available-for-sale	24,713,380	20,544,285
Debt securities available-for-sale	24,792,834	20,574,972
Debt securities held-to-maturity, at amortized cost:
Pledged securities with creditors’ right to repledge	-	9,298
Other debt securities held-to-maturity	6,204,020	7,318,231
Debt securities held-to-maturity (fair value 2026 - $6,176,976; 2025 - $7,363,587)	6,204,020	7,327,529
Less -Allowance for credit losses	6,230	5,812
Debt securities held-to-maturity, net	6,197,790	7,321,717
Equity securities (realizable value 2026 - $236,711; 2025 - $230,388)	236,674	229,848
Loans held-for-sale, at fair value	88,579	9,998
Loans held-in-portfolio	40,156,582	39,749,142
Less - Unearned income	406,720	421,624
Allowance for credit losses	784,832	808,056
Total loans held-in-portfolio, net	38,965,030	38,519,462
Premises and equipment, net	731,945	685,820
Other real estate	49,557	42,433
Accrued income receivable	307,251	300,824
Mortgage servicing assets, at fair value	94,485	96,356
Other assets	1,762,221	1,705,977
Goodwill	789,954	789,954
Other intangible assets	4,308	5,076
Total assets	$78,972,300	$75,348,267
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$15,096,293	$15,304,209
Interest bearing	55,136,822	50,885,884
Total deposits	70,233,115	66,190,093
Assets sold under agreements to repurchase	77,521	39,001
Other short-term borrowings	675,000	650,000
Notes payable	710,310	759,577
Other liabilities	843,349	1,460,517
Total liabilities	72,539,295	69,099,188
Commitments and contingencies (Refer to Note 16)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 885,726 shares issued and outstanding (2025 - 885,726)	22,143	22,143
Common stock, $0.01 par value; 170,000,000 shares authorized; 104,950,834 shares issued (2025 - 104,921,229) and 63,866,681 shares outstanding (2025 - 65,719,385)	1,050	1,049
Surplus	4,937,091	4,924,296
Retained earnings	5,632,866	5,206,497
Treasury stock - at cost, 41,084,153 shares (2025 -39,201,844)	(3,000,759)	(2,722,819)
Accumulated other comprehensive loss, net of tax	(1,159,386)	(1,182,087)
Total stockholders’ equity	6,433,005	6,249,079
Total liabilities and stockholders’ equity	$78,972,300	$75,348,267
The accompanying notes are an integral part of these Consolidated Financial Statements.

Table of Content
POPULAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2026	2025	2026	2025
Interest income:
Loans	$714,266	$684,587	$1,416,415	$1,351,260
Money market investments	47,021	69,532	91,261	139,698
Investment securities	220,352	189,753	421,179	369,912
Total interest income	981,639	943,872	1,928,855	1,860,870
Interest expense:
Deposits	271,254	295,058	530,672	592,921
Short-term borrowings	5,172	5,300	10,875	6,726
Long-term debt	11,794	11,965	23,709	24,077
Total interest expense	288,220	312,323	565,256	623,724
Net interest income	693,419	631,549	1,363,599	1,237,146
Provision for credit losses	65,873	48,941	141,759	113,022
Net interest income after provision for credit losses	627,546	582,608	1,221,840	1,124,124
Non-interest income:
Service charges on deposit accounts	39,037	38,826	77,803	77,880
Other service fees	108,792	100,522	211,713	195,030
Mortgage banking activities	6,267	4,872	10,480	8,561
Net loss, including impairment on debt securities	(595)	-	(595)	-
Net gain, including impairment on equity securities	2,327	1,862	3,356	1,448
Net gain on trading account debt securities	214	538	475	1,058
Adjustments to indemnity reserves on loans sold	394	120	429	293
Other operating income	24,109	21,737	42,510	36,268
Total non-interest income	180,545	168,477	346,171	320,538
Operating expenses:
Personnel costs	229,031	229,355	445,100	442,068
Net occupancy expenses	27,764	29,140	55,063	56,358
Equipment expenses	5,879	5,789	11,108	11,091
Other taxes	17,707	18,632	35,384	37,357
Professional fees	24,484	28,108	50,037	54,933
Technology and software expenses	90,971	84,696	180,110	168,364
Processing and transactional services	37,266	37,861	76,353	75,642
Communications	4,261	5,010	8,770	9,914
Business promotion	27,900	26,385	50,760	50,060
Deposit insurance	9,977	9,407	19,894	19,442
Other real estate owned (OREO) income	(3,238)	(4,124)	(7,856)	(7,454)
Other operating expenses	11,744	22,117	25,949	45,016
Amortization of intangibles	384	385	768	982
Total operating expenses	484,130	492,761	951,440	963,773
Income before income tax	323,961	258,324	616,571	480,889
Income tax expense	45,747	47,884	92,683	92,947
Net Income	$278,214	$210,440	$523,888	$387,942
Net Income Applicable to Common Stock	$277,861	$210,087	$523,182	$387,236
Net Income per Common Share - Basic	$4.35	$3.09	$8.13	$5.64
Net Income per Common Share - Diluted	$4.35	$3.09	$8.13	$5.64
`
The accompanying notes are an integral part of these Consolidated Financial Statements.

Table of Content
POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarters ended June 30,		Six months ended, June 30,
(In thousands)	2026	2025	2026	2025
Net income	$278,214	$210,440	$523,888	$387,942
Other comprehensive income before tax:
Foreign currency translation adjustment	22,428	7,499	22,172	854
Amortization of net losses of pension and postretirement benefit plans	2,258	2,272	4,516	4,545
Unrealized holding (losses) gains on debt securities arising during the period	(60,919)	58,972	(94,015)	224,957
Amortization of unrealized losses of debt securities transfer from available- for- sale to held-to-maturity	43,886	46,242	90,762	91,552
Other comprehensive income before tax	7,653	114,985	23,435	321,908
Income tax benefit (expense)	1,649	(20,655)	(734)	(56,325)
Total other comprehensive income, net of tax	9,302	94,330	22,701	265,583
Comprehensive income, net of tax	$287,516	$304,770	$546,589	$653,525
Tax effect allocated to each component of other comprehensive income:

	Quarters ended June 30,		Six months ended, June 30,
(In thousands)	2026	2025	2026	2025
Amortization of net losses of pension and postretirement benefit plans	$(847)	$(852)	$(1,694)	$(1,704)
Unrealized benefit (expense) due to holding gains or losses on debt securities arising during the period	11,272	(10,555)	19,111	(36,311)
Amortization of unrealized losses of debt securities transfer from available- for- sale to held-to-maturity	(8,776)	(9,248)	(18,151)	(18,310)
Income tax benefit (expense)	$1,649	$(20,655)	$(734)	$(56,325)
The accompanying notes are an integral part of the Consolidated Financial Statements.

Table of Content
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands)	Common stock	Preferred stock	Surplus	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Balance at March 31,2025	$1,049	$22,143	$4,912,886	$4,699,697	$(2,346,093)	$(1,489,987)	$5,799,695
Net income	-	-	-	210,440	-	-	210,440
Issuances of common stock	-	-	1,760	-	-	-	1,760
Dividends declared:
Common stock[1]	-	-	-	(47,826)	-	-	(47,826)
Preferred stock	-	-	-	(353)	-	-	(353)
Common stock purchases[2]	-	-	-	-	(117,075)	-	(117,075)
Stock based compensation	-	-	5,304	-	7,743	-	13,047
Other comprehensive income, net of tax	-	-	-	-	-	94,330	94,330
Balance at June 30, 2025	$1,049	$22,143	$4,919,950	$4,861,958	$(2,455,425)	$(1,395,657)	$5,954,018
Balance at March 31,2026	$1,049	$22,143	$4,928,636	$5,403,176	$(2,875,230)	$(1,168,688)	6,311,086
Net income	-	-	-	278,214	-	-	278,214
Issuances of common stock	1	-	1,802	-	-	-	1,803
Dividends declared:
Common stock[1]	-	-	-	(48,148)	-	-	(48,148)
Preferred stock	-	-	-	(353)	-	-	(353)
Common stock purchases[3]	-	-	-	-	(129,864)	-	(129,864)
Stock based compensation	-	-	6,653	-	4,335	-	10,988
Other comprehensive income, net of tax	-	-	-	-	-	9,302	9,302
Other adjustments	-	-	-	(23)	-	-	(23)
Balance at June 30, 2026	$1,050	$22,143	$4,937,091	$5,632,866	$(3,000,759)	$(1,159,386)	$6,433,005
[1]Dividends declared per common share during the quarter ended June 30, 2026 - $0.75 (2025 - $0.70).
[2]Includes common stock repurchases of $112.0 million as part of the 2024 common stock repurchase program.
[3]Includes common stock repurchases of $125.3 million as part of the 2025 common stock repurchase program.

Table of Content
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands)	Common stock	Preferred stock	Surplus	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Balance at December 31, 2024	$1,048	22,143	4,908,693	4,570,957	(2,228,535)	(1,661,240)	$5,613,066
Net income	-	-	-	387,942	-	-	387,942
Issuances of common stock	1	-	3,529	-	-	-	3,530
Dividends declared:
Common stock[1]	-	-	-	(96,235)	-	-	(96,235)
Preferred stock	-	-	-	(706)	-	-	(706)
Common stock purchases[2]	-	-	-	-	(243,055)	-	(243,055)
Stock based compensation	-	-	7,728	-	16,165	-	23,893
Other comprehensive income, net of tax	-	-	-	-	-	265,583	265,583
Balance at June 30, 2025	$1,049	$22,143	$4,919,950	$4,861,958	$(2,455,425)	$(1,395,657)	$5,954,018
Balance at December 31, 2025	$1,049	$22,143	$4,924,296	$5,206,497	$(2,722,819)	$(1,182,087)	$6,249,079
Net income	-	-	-	523,888	-	-	523,888
Issuances of common stock	1	-	3,626	-	-	-	3,627
Dividends declared:
Common stock[1]	-	-	-	(96,813)	-	-	(96,813)
Preferred stock	-	-	-	(706)	-	-	(706)
Common stock purchases[3]	-	-	-	-	(290,092)	-	(290,092)
Stock based compensation	-	-	9,169	-	12,152	-	21,321
Other comprehensive income, net of tax	-	-	-	-	-	22,701	22,701
Balance at June 30, 2026	$1,050	$22,143	$4,937,091	$5,632,866	$(3,000,759)	$(1,159,386)	$6,433,005
[1]Dividends declared per common share during the six months ended June 30, 2026 - $1.50 (2025 - $1.40).
[2]Includes common stock repurchases of $234.3 million as part of the 2024 common stock repurchase program.
[3]Includes common stock repurchases of $280.5 million as part of the 2025 common stock repurchase program.

	For the six months ended
Disclosure of changes in number of shares:	June 30, 2026	June 30, 2025
Preferred Stock:
Balance at beginning and end of period	885,726	885,726
Common Stock – Issued:
Balance at beginning of period	104,921,229	104,849,460
Issuances of common stock	29,605	39,720
Balance at end of period	104,950,834	104,889,180
Treasury stock	(41,084,153)	(36,951,712)
Common Stock - Outstanding	63,866,681	67,937,468
The accompanying notes are an integral part of these Consolidated Financial Statements.

Table of Content
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$523,888	$387,942
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	141,759	113,022
Amortization of intangibles	768	982
Depreciation and amortization of premises and equipment	27,946	25,319
Net accretion of discounts and amortization of premiums and deferred fees	(129,129)	(136,208)
Interest capitalized on loans subject to the temporary payment moratorium or loss mitigation alternatives	(2,746)	(2,822)
Share-based compensation	22,803	21,930
Net loss, including impairment on debt securities	595	-
Fair value adjustments on mortgage servicing rights	2,871	5,523
Adjustments to indemnity reserves on loans sold	(429)	(293)
Earnings from investments under the equity method, net of dividends or distributions	(10,099)	152
Deferred income tax expense	17,643	20,832
Gain on:
Disposition of premises and equipment and other productive assets	(171)	(91)
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(477)	(156)
Sale of equity method investment	-	(1,226)
Sale of foreclosed assets, including write-downs	(6,210)	(5,076)
Acquisitions of loans held-for-sale	(6,603)	(2,332)
Proceeds from sale of loans held-for-sale	23,081	15,584
Net originations on loans held-for-sale	(23,540)	(12,137)
Net decrease (increase) in:
Trading debt securities	26,802	10,040
Equity securities	(5,696)	(1,411)
Accrued income receivable	(6,496)	(11,419)
Other assets	(5,018)	(19,371)
Net increase (decrease) in:
Interest payable	4,240	2,584
Pension and other postretirement benefits obligation	589	2,191
Other liabilities	(57,608)	1,434
Total adjustments	14,875	27,051
Net cash provided by operating activities	538,763	414,993
Cash flows from investing activities:
Net decrease in money market investments	70,764	40,765
Purchases of investment securities:
Available-for-sale	(22,651,691)	(18,905,199)
Equity	(29,545)	(25,811)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	17,883,623	17,145,332
Held-to-maturity	1,209,735	303,212
Proceeds from sale of investment securities:
Equity	28,415	14,497
Net disbursements on loans	(585,608)	(912,037)
Proceeds from sale of loans	184,640	40,983

Table of Content

Acquisition of loan portfolios	(294,609)	(319,297)
Return of capital from equity method investments	1	-
Net proceeds from sale of equity method investment	-	1,226
Payments to acquire equity method investments	(1,379)	-
Acquisition of premises and equipment and other productive assets	(93,787)	(96,200)
Proceeds from sale of:
Premises and equipment and other productive assets	756	344
Foreclosed assets	35,517	47,590
Net cash used in investing activities	(4,243,168)	(2,664,595)
Cash flows from financing activities:
Net increase in:
Deposits	4,043,188	2,334,656
Assets sold under agreements to repurchase	38,520	1,210
Other short-term borrowings	25,000	325,000
Payments of notes payable	(50,000)	(88,522)
Principal payments of finance leases	(2,800)	(1,829)
Proceeds from issuances of common stock	3,627	3,530
Dividends paid	(98,967)	(98,661)
Net payments for repurchase of common stock	(283,100)	(236,203)
Payments related to tax withholding for share-based compensation	(9,058)	(7,983)
Net cash provided by financing activities	3,666,410	2,231,198
Net decrease in cash and due from banks, and restricted cash	(37,995)	(18,404)
Cash and due from banks, and restricted cash at beginning of period	412,989	429,406
Cash and due from banks, and restricted cash at the end of the period	$374,994	$411,002
The accompanying notes are an integral part of these Consolidated Financial Statements.

Table of Content
Notes to Consolidated
Financial Statements (Unaudited)

Table of Content
Note 1 - Nature of operations
Popular, Inc. (the “Corporation" or “Popular") is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the mainland United
States (“U.S.") and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, mortgage and commercial banking services, as well as auto and equipment leasing and financing through its principal banking subsidiary, Banco Popular de Puerto Rico
(“BPPR"), as well as broker-dealer and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation provides retail, mortgage and commercial banking services, as well as equipment leasing and financing, through its New York-chartered banking subsidiary, Popular Bank (“PB" or “Popular U.S."), which has branches located in New York, New Jersey, and Florida.
Note 2 - Basis of presentation
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

Table of Content
Note 3 - New accounting pronouncements
Recently Adopted Accounting Standards Updates

Standard	Description	Date of adoption	Effect on the financial statements

FASB ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivables and Contract Assets
The Financial Accounting Standards Board
(the "FASB") issued Accounting Standard
Update ("ASU") 2025-05 in July 2025, which
permits entities to elect a practical expedient
when accounting for current accounts
receivable and current contract assets arising
from transactions accounted for under
Accounting Standard Update ("ASC") Topic
606, Revenue from Contracts with Customers.
This practical expedient establishes that, in
developing reasonable and supportable
forecasts as part of estimating expected credit
losses, entities assume that current conditions
as of the balance sheet date do not change for
the remaining life of the asset.
January 1, 2026
The Corporation does not currently
engage in transactions within the scope of
this guidance. Accordingly, adoption did
not have a material impact on the
consolidated financial statements. Should
the Corporation enter into such
transactions in the future, the impact
would be evaluated at that time.

FASB ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20) - Induced Conversions of Convertible Debt Instruments
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
January 1, 2026
The Corporation does not currently
engage in transactions within the scope of
this guidance. Accordingly, adoption did
not have a material impact on the
consolidated financial statements. Should
the Corporation enter into such
transactions in the future, the impact
would be evaluated at that time.

Table of Content
Accounting Standards Updates Not Yet Adopted

Standard	Description	Date of adoption	Effect on the financial statements
FASB ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818)
The FASB issued ASU 2026-02 in May 2026,
which improves the financial accounting for
and disclosure of environmental credits and
environmental credit obligations. This Update
provides recognition, measurement,
presentation and disclosure requirements for
entities that generate, purchase or receive
environmental credits or have a regulatory
compliance obligation that may be settled with
environmental credits.
January 1, 2028
The Corporation does not currently
engage in transactions within the scope of
this guidance. Accordingly, adoption is not
expected to have a material impact on the
consolidated financial statements. Should
the Corporation enter into such
transactions in the future, the impact would
be evaluated at that time.

FASB ASU 2026-01, Equity (Topic 505) - Initial Measurement of Paid-in Kind Dividends on Equity-Classified Preferred Stock
The FASB issued ASU 2026-01 in April 2026,
which establishes authoritative guidance on
the initial measurement of paid-in-kind (PIK)
dividends on equity-classified preferred stock.
The update establishes a consistent
measurement requirement for PIK dividends
but does not address when such dividends
should be recognized. It requires PIK
dividends to be initially measured using the
stated PIK dividend rate in the preferred stock
agreement, generally applied to the liquidation
preference of the preferred stock.
January 1, 2027
The Corporation does not currently
engage in transactions within the scope of
this guidance. Accordingly, adoption is not
expected to have a material impact on the
consolidated financial statements. Should
the Corporation enter into such
transactions in the future, the impact would
be evaluated at that time.

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
January 1, 2029
The Corporation does not currently
engage in transactions within the scope of
this guidance. Accordingly, adoption is not
expected to have a material impact on the
consolidated financial statements. Should
the Corporation enter into such
transactions in the future, the impact would
be evaluated at that time.

FASB ASU 2025-09, Derivatives and Hedging (Topic 815) - Hedge Accounting Improvements
The FASB issued ASU 2025-09 in November
2025, which aims to improve and broaden
hedge accounting under ASC Topic 815 by
allowing entities to group forecasted
transaction with similar risk exposures,
provides a model for hedging choose-your
rate debt, expands hedge accounting for
forecasted purchases and sales of non
financial assets, eliminates net written option
limitations for certain compound derivatives,
and resolves recognition mismatches in dual
hedging strategies involving foreign-currency-
denominated debt.
January 1, 2027
The Corporation does not currently
engage in transactions within the scope of
this guidance. Accordingly, adoption is not
expected to have a material impact on the
consolidated financial statements. Should
the Corporation enter into such
transactions in the future, the impact would
be evaluated at that time.

FASB ASU 2025-08, Financial Instruments Credit Losses (Topic 326)- Purchased Loans
The FASB issued ASU 2025-08 in November
2025, which aims to simplify and reduce the
complexity of the accounting for purchased
loans under ASC Topic 326. The update
expands the population of loans subject to the
gross-up approach to include purchased
seasoned loans, regardless whether they had
credit deterioration.
January 1, 2027
The amendments in this standard apply to
certain transactions entered into after the
effective date. Adoption is not expected to
have a material impact on the consolidated
financial statements. However, the
applicability and magnitude will depend on
the nature and extent of transactions the
Corporation may enter into in future
periods.

Table of Content

FASB ASU 2025-07,
Derivatives and
Hedging (Topic 815)
and Revenue from
Contracts with
Customers (Topic 606)
Derivatives Scope
Refinements and
Scope Clarification for
Share Based Noncash
Consideration from a
Customer in a Revenue
Contract

The FASB issued ASU 2025-07 in September
2025, which refines the scope of derivative
accounting under ASC Topic 815 and clarifies
the treatment of share-based noncash
consideration under ASC Topic 606. The
update reduces complexity and diversity in
application. Narrows the scope of derivative
accounting under ASC Topic 815 for certain
contracts whose underlyings are based on a
party’s own operations or activities; and
clarifies that ASC Topic 606 governs share-
based noncash consideration received from a
customer until the entity’s right becomes
unconditional.
January 1, 2027
The Corporation does not currently
engage in transactions within the scope of
this guidance. Accordingly, adoption is not
expected to have a material impact on the
consolidated financial statements. Should
the Corporation enter into such
transactions in the future, the impact would
be evaluated at that time.

FASB ASU 2025-06, Intangibles - Goodwill and Other - Internal- Use Software (Subtopic 350 40) - Targeted Improvements to the Accounting for Internal Use Software
The FASB issued ASU 2025-06 in September
2025, which seeks to modernize the
accounting for internal-use software under
ASC Subtopic 350-40, Intangibles— Goodwill
and Other—Internal-Use Software. The
update replaces the traditional stage based
model (preliminary, development, post-
implementation) with a principles based
framework that better reflects current software
development practices, including agile and
cloud-based approaches.
January 1, 2028
The Corporation is currently evaluating
the impact that the adoption of this
guidance will have on our accounting for
internal use software considering our
development practices which may include
agile and cloud-based approaches.

FASB ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) - Clarifications to Share-Based Consideration Payable to a Customer
The FASB issued ASU 2025-04 in May 2025,
which  clarifies  the  accounting  for share-
basedawardsgrantedas
consideration payable to a customer. The ASU
expands the definition of performance
condition for share-based consideration under
ASC Topic 718 and eliminates the forfeiture
policy election for service conditions. It also
confirms that the variable consideration
constraint in ASC Topic 606 does not apply to
such awards.
January 1, 2027
The Corporation does not currently
engage in transactions within the scope of
this guidance. Accordingly, adoption is not
expected to have a material impact on the
consolidated financial statements. Should
the Corporation enter into such
transactions in the future, the impact
would be evaluated at that time.

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
January 1, 2027
The amendments in this standard apply to
certain transactions entered into after the
effective date. Adoption is not expected to
have a material impact on the
consolidated financial statements.
However, the applicability and magnitude
will depend on the nature and extent of
transactions the Corporation may enter
into in future periods.

FASB ASU 2024-03, Income Statement— Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses (As updated by ASU 2025-01)
The FASB issued ASU 2024-03 in November
2024, which requires public entities to disclose
additional information about specific expense
categories in the notes to financial statements
at interim and annual reporting periods to
improve financial transparency.
	For fiscal years beginning on January 1,2027 For interim periods within fiscal years beginning after January 1,2028	The Corporation is currently evaluating any impact that the adoption of this guidance will have on its financial statements and presentation and disclosures.

Table of Content
Note 4 - Restrictions on cash and due from banks and certain securities
BPPR is required by regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed") or other banks. Required average reserve balances in BPPR amounted to $2.6 billion at June 30, 2026 (December 31, 2025 - $2.7 billion).
Cash and due from banks, as well as other highly liquid securities, are used to cover these required average reserve balances.
At June 30, 2026, the Corporation held $68.0 million in restricted assets in the form of funds deposited in money market accounts, debt securities available for sale and equity securities (December 31, 2025 - $64.0 million). The restricted assets held in debt securities available for sale and equity securities consist primarily of assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.
Note 5 - Debt securities available-for-sale
The following tables present the amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of debt securities available-for-sale at June 30, 2026 and December 31, 2025.

	At June 30, 2026
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$13,413,909	$338	$5,472	$13,408,775	3.56%
After 1 to 5 years	6,928,574	1,001	67,742	6,861,833	3.71
Total U.S. Treasury securities	20,342,483	1,339	73,214	20,270,608	3.61
Collateralized mortgage obligations - federal agencies
Within 1 year	44	-	-	44	5.42
After 1 to 5 years	2,930	-	50	2,880	1.48
After 5 to 10 years	9,680	1	481	9,200	2.48
After 10 years	83,627	45	6,263	77,409	2.95
Total collateralized mortgage obligations - federal agencies	96,281	46	6,794	89,533	2.86
Mortgage-backed securities - federal agencies
Within 1 year	477	-	3	474	2.22
After 1 to 5 years	101,278	13	3,698	97,593	2.14
After 5 to 10 years	1,028,726	107	85,945	942,888	1.75
After 10 years	4,183,655	556	792,994	3,391,217	1.77
Total mortgage-backed securities - federal agencies	5,314,136	676	882,640	4,432,172	1.78
Other
After 1 to 5 years	521	-	-	521	5.00
Total other	521	-	-	521	5.00
Total debt securities available-for-sale[1]	$25,753,421	$2,061	$962,648	$24,792,834	3.23%
[1]Includes $18.9 billion pledged to secure government and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $17.6 billion serve as collateral for public funds. The
Corporation had unpledged Available for Sale securities with a fair value of $5.7 billion that could be used to increase its borrowing facilities.

Table of Content

	At December 31, 2025
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$10,154,698	$4,716	$1,528	$10,157,886	3.44%
After 1 to 5 years	5,555,079	29,795	19,306	5,565,568	3.70
Total U.S. Treasury securities	15,709,777	34,511	20,834	15,723,454	3.53
Collateralized mortgage obligations - federal agencies
Within 1 year	152	-	1	151	1.97
After 1 to 5 years	4,879	-	88	4,791	1.49
After 5 to 10 years	11,524	-	482	11,042	2.45
After 10 years	90,018	180	5,941	84,257	2.92
Total collateralized mortgage obligations - federal agencies	106,573	180	6,512	100,241	2.80
Mortgage-backed securities - federal agencies
Within 1 year	963	1	9	955	2.08
After 1 to 5 years	65,843	11	1,530	64,324	2.35
After 5 to 10 years	1,030,661	256	67,116	963,801	1.85
After 10 years	4,527,032	881	806,466	3,721,447	1.75
Total mortgage-backed securities - federal agencies	5,624,499	1,149	875,121	4,750,527	1.78
Other
Within 1 year	750	-	-	750	4.43
Total other	750	-	-	750	4.43
Total debt securities available-for-sale[1]	$21,441,599	$35,840	$902,467	$20,574,972	3.07%
[1] Includes $14.3 billion pledged to secure government and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $13.2 billion serve as collateral for public funds. The
Corporation had unpledged Available for Sale securities with a fair value of $6.3 billion that could be used to increase its borrowing facilities.

The weighted average yield on debt securities available-for-sale is based on amortized cost; therefore, it does not give effect to changes in fair value.
Debt securities not due on a single contractual maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are classified based on the period of final contractual maturity. The expected maturities of collateralized mortgage obligations, mortgage-
backed securities and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.
At June 30, 2026, the Corporation did not intend to sell or believe it was more likely than not that it would be required to sell debt securities classified as available-for-sale. There were no debt securities classified as available-for-sale sold during the six months ended June 30,
2026 and 2025.
The following tables present the Corporation’s fair value and gross unrealized losses of debt securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and
December 31, 2025.

	At June 30, 2026
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$17,032,384	$51,923	$440,538	$21,291	$17,472,922	$73,214
Collateralized mortgage obligations - federal agencies	9,946	85	70,494	6,709	80,440	6,794
Mortgage-backed securities -federal agencies	208,344	10,374	4,185,326	872,266	4,393,670	882,640
Total debt securities available-for-sale in an unrealized loss position	$17,250,674	$62,382	$4,696,358	$900,266	$21,947,032	$962,648

	At December 31, 2025
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$992,083	$82	$943,699	$20,752	$1,935,782	$20,834
Collateralized mortgage obligations - federal agencies	1,481	3	83,266	6,509	84,747	6,512
Mortgage-backed securities - federal agencies	222,333	9,975	4,469,097	865,146	4,691,430	875,121
Total debt securities available-for-sale in an unrealized loss position	$1,215,897	$10,060	$5,496,062	$892,407	$6,711,959	$902,467

Table of Content
Debt securities available-for-sale in a continuous unrealized loss position for less than twelve months of $17.3 billion as of June 30, 2026, compared to $1.2 billion on December 31, 2025, are impacted by changes in market rates.
As of June 30, 2026, the portfolio of available-for-sale debt securities reflects gross unrealized losses of $1.0 billion (December 31, 2025 -
$0.9 billion), driven mainly by mortgage-backed securities, which have been impacted by the interest rate environment and the portfolio’s longer duration. The portfolio of available-for-sale debt securities is comprised mainly of U.S Treasuries and obligations from the U.S.
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
Note 6 - Debt securities held-to-maturity
The following tables present the amortized cost, allowance for credit losses, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities held-to-maturity at June 30, 2026 and December 31, 2025.

	At June 30, 2026
(In thousands)	Amortized cost	Book Value [1]	Allowance for Credit Losses	Carrying Value Net of Allowance	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$2,550,122	$2,514,507	$-	$2,514,507	$-	$2,273	$2,512,234	1.06%
After 1 to 5 years	3,806,389	3,640,221	-	3,640,221	-	19,074	3,621,147	1.33
Total U.S. Treasury securities	6,356,511	6,154,728	-	6,154,728	-	21,347	6,133,381	1.22
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	2,720	2,720	8	2,712	8	-	2,720	6.45
After 1 to 5 years	3,910	3,910	24	3,886	11	-	3,897	1.84
After 5 to 10 years	450	450	14	436	6	-	442	5.81
After 10 years	34,769	34,769	6,184	28,585	2,465	1,770	29,280	1.43
Total obligations of Puerto Rico, States and political subdivisions	41,849	41,849	6,230	35,619	2,490	1,770	36,339	1.84
Collateralized mortgage obligations - federal agencies
After 10 years	1,483	1,483	-	1,483	-	187	1,296	2.87
Total collateralized mortgage obligations - federal agencies	1,483	1,483	-	1,483	-	187	1,296	2.87
Securities in wholly owned statutory business trusts
After 5 to 10 years	5,960	5,960	-	5,960	-	-	5,960	6.33
Total securities in wholly owned statutory business trusts	5,960	5,960	-	5,960	-	-	5,960	6.33
Total debt securities held-to-maturity [2]	$6,405,803	$6,204,020	$6,230	$6,197,790	$2,490	$23,304	$6,176,976	1.23%
[1]Book value includes $201.8 million of unrealized loss which remains in Accumulated other comprehensive (loss) income (AOCI) related to certain securities previously transferred from available-for-sale securities portfolio to the held-to-maturity securities portfolio.
[2] Included $6.1 billion pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral. The Corporation had unpledged held-to-maturities securities with a fair value of $99.7 million that could be used to increase its borrowing facilities.

Table of Content

	At December 31, 2025
(In thousands)	Amortized cost	Book Value [1]	Allowance for Credit Losses	Carrying Value Net of Allowance	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$2,558,293	$2,519,071	$-	$2,519,071	$5,224	$110	$2,524,185	1.31%
After 1 to 5 years	5,003,219	4,749,896	-	4,749,896	35,910	-	4,785,806	1.27
Total U.S. Treasury securities	7,561,512	7,268,967	-	7,268,967	41,134	110	7,309,991	1.28
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	2,605	2,605	5	2,600	4	-	2,604	6.43
After 1 to 5 years	12,508	12,508	39	12,469	24	87	12,406	3.49
After 5 to 10 years	450	450	15	435	15	-	450	5.81
After 10 years	35,544	35,544	5,753	29,791	2,908	1,829	30,870	1.43
Total obligations of Puerto Rico, States and political subdivisions	51,107	51,107	5,812	45,295	2,951	1,916	46,330	2.22
Collateralized mortgage obligations - federal agencies
After 10 years	1,495	1,495	-	1,495	-	189	1,306	2.87
Total collateralized mortgage obligations - federal agencies	1,495	1,495	-	1,495	-	189	1,306	2.87
Securities in wholly owned statutory business trusts
After 5 to 10 years	5,960	5,960	-	5,960	-	-	5,960	6.33
Total securities in wholly owned statutory business trusts	5,960	5,960	-	5,960	-	-	5,960	6.33
Total debt securities held-to-maturity [2]	$7,620,074	$7,327,529	$5,812	$7,321,717	$44,085	$2,215	$7,363,587	1.29%
[1]Book value includes $293.0 million of unrealized loss which remains in Accumulated other comprehensive (loss) income (AOCI) related to certain securities transferred from available-for-sale securities portfolio to the held-to-maturity securities portfolio.
[2] Includes $7.3 billion pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral. The Corporation had unpledged held-to-maturities securities with a fair value of $98.8 million that could be used to increase its borrowing facilities.

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
As discussed in Note 2 of the 2025 Form 10-K, U.S. Treasury securities carry an explicit guarantee from the U.S. Government, are highly rated by major rating agencies and have a long history of no credit losses. Accordingly, the Corporation applies a zero-credit loss assumption and no allowance for credit losses (“ACL") for these securities has been established.
At June 30, 2026 and December 31, 2025, the “Obligations of Puerto Rico, States and political subdivisions" classified as held-to-maturity, included securities issued by municipalities of Puerto Rico that are generally not rated by a credit rating agency. The Corporation performs periodic credit quality reviews of these securities and internally assigns standardized credit risk ratings based on its evaluation. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 8 to the Consolidated Financial Statements. This includes
$7.1 million of general and special obligation bonds issued by three municipalities of Puerto Rico, of which $6.3 million have a “Pass" rating, that are payable primarily from certain property taxes imposed by the issuing municipality (compared to $8.7 million and $7.9 million, respectively, at December 31, 2025).
At June 30, 2026, the portfolio of “Obligations of Puerto Rico, States and political subdivisions" also included $34.8 million in securities issued by the Puerto Rico Housing Finance Authority (“HFA"), a government instrumentality, for which the underlying source of payment is second mortgage loans in Puerto Rico residential properties (not the government), but for which HFA provides a guarantee in the event of default and upon the satisfaction of certain other conditions (December 31, 2025 - $36.0 million). These securities are not rated by a credit rating agency. Refer to Note 16 to the Consolidated Financial Statements for additional information on the Corporation’s exposure to the
Puerto Rico Government.

Table of Content
A deterioration of the Puerto Rico economy or of the fiscal health of the Government of Puerto Rico and/or its instrumentalities (including if any of the issuing municipalities become subject to a debt restructuring proceeding under the Puerto Rico Oversight Management and
Economic Stability Act (“PROMESA”)) could adversely affect the value of these securities, resulting in losses to the Corporation.
At June 30, 2026, the portfolio of “Obligations of Puerto Rico, States and political subdivisions” had no securities issued by the HFA for which the underlying source of payment is U.S. Treasury securities (December 31, 2025 - $6.8 million), as all such securities were fully redeemed during the quarter ended on March 31, 2026. Historically, the Corporation has applied a zero-credit loss assumption for these securities, and no ACL has been established for these securities given that U.S. Treasury securities carry an explicit guarantee from the
U.S. Government, are highly rated by major rating agencies, and have a long history of no credit losses.
Delinquency status
At June 30, 2026 and December 31, 2025, there were no securities held-to-maturity in past due or non-performing status.
Allowance for credit losses on debt securities held-to-maturity
The allowance for credit losses related to the Obligations of Puerto Rico and the States and Political subdivisions securities at June 30,
2026 was $6.2 million (December 31, 2025 - $5.8 million).
Note 7 - Loans
For a summary of the accounting policies related to loans, interest recognition and allowance for credit losses refer to Note 2 - Summary of
Significant Accounting Policies of the 2025 Form 10-K.
The following table presents the Corporation's loan purchases for the quarters and six months ended June 30, 2026 and 2025 by class of loans:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Commercial	$15,304	$67,726	$70,310	$74,886
Mortgage	121,644	125,690	230,852	246,597
Ending balance	$136,948	$193,416	$301,162	$321,483
The following table presents the Corporation’s loan sales for the quarters and six months ended June 30, 2026 and 2025 by class of loans:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Commercial	$165,886	$1,000	$180,077	$27,349
Construction	3,833	-	3,833	9,338
Mortgage	11,959	8,450	22,994	15,387
Ending balance	$181,678	$9,450	$206,904	$52,074
Delinquency status
The following tables present the amortized cost basis of loans held-in-portfolio (“HIP’’), net of unearned income, by past due status, and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at June 30, 2026 and December 31, 2025.

Table of Content

June 30, 2026
BPPR
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP	Non-accrual loans	Accruing loans
Commercial multi-family	$10,723	$-	$-	$10,723	$335,236	$345,959	$-	$-
Commercial real estate:
Non-owner occupied	2,750	160	26,016	28,926	3,292,169	3,321,095	26,016	-
Owner occupied	2,053	-	15,374	17,427	1,139,254	1,156,681	15,374	-
Commercial and industrial	5,063	2,084	142,947	150,094	6,012,974	6,163,068	138,389	4,558
Construction	-	-	-	-	425,850	425,850	-	-
Mortgage	228,082	108,220	320,739	657,041	6,872,509	7,529,550	129,240	191,499
Leasing	22,358	5,549	7,182	35,089	1,932,946	1,968,035	7,182	-
Consumer:
Credit cards	12,058	8,488	23,367	43,913	1,194,097	1,238,010	-	23,367
Home equity lines of credit	-	-	-	-	1,852	1,852	-	-
Personal	17,784	10,789	16,605	45,178	1,850,841	1,896,019	16,605	-
Auto	99,765	19,552	31,474	150,791	3,615,857	3,766,648	31,474	-
Other	327	796	3,869	4,992	159,077	164,069	3,544	325
Total	$400,963	$155,638	$587,573	$1,144,174	$26,832,662	$27,976,836	$367,824	$219,749

June 30, 2026
Popular U.S.
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP	Non-accrual loans	Accruing loans
Commercial multi-family	$5,166	$-	$8,931	$14,097	$2,039,368	$2,053,465	$8,931	$-
Commercial real estate:								-
Non-owner occupied	1,600	3,391	6,950	11,941	2,287,839	2,299,780	6,950	-
Owner occupied	994	1,438	8,865	11,297	2,088,724	2,100,021	8,865	-
Commercial and industrial	5,672	58	6,737	12,467	2,598,549	2,611,016	6,563	174
Construction	-	12,491	-	12,491	1,293,734	1,306,225	-	-
Mortgage	898	2,773	10,233	13,904	1,236,880	1,250,784	10,233	-
Consumer:
Credit cards	-	-	-	-	(13)	(13)	-	-
Home equity lines of credit	912	119	3,320	4,351	79,154	83,505	3,320	-
Personal	513	656	751	1,920	54,786	56,706	751	-
Other	441	-	-	441	11,096	11,537	-	-
Total	$16,196	$20,926	$45,787	$82,909	$11,690,117	$11,773,026	$45,613	$174

Table of Content

June 30, 2026
Popular, Inc.
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP [2] [3]	Non-accrual loans	Accruing loans
Commercial multi-family	$15,889	$-	$8,931	$24,820	$2,374,604	$2,399,424	$8,931	$-
Commercial real estate:
Non-owner occupied	4,350	3,551	32,966	40,867	5,580,008	5,620,875	32,966	-
Owner occupied	3,047	1,438	24,239	28,724	3,227,978	3,256,702	24,239	-
Commercial and industrial	10,735	2,142	149,684	162,561	8,611,523	8,774,084	144,952	4,732
Construction	-	12,491	-	12,491	1,719,584	1,732,075	-	-
Mortgage[1]	228,980	110,993	330,972	670,945	8,109,389	8,780,334	139,473	191,499
Leasing	22,358	5,549	7,182	35,089	1,932,946	1,968,035	7,182	-
Consumer:
Credit cards	12,058	8,488	23,367	43,913	1,194,084	1,237,997	-	23,367
Home equity lines of credit	912	119	3,320	4,351	81,006	85,357	3,320	-
Personal	18,297	11,445	17,356	47,098	1,905,627	1,952,725	17,356	-
Auto	99,765	19,552	31,474	150,791	3,615,857	3,766,648	31,474	-
Other	768	796	3,869	5,433	170,173	175,606	3,544	325
Total	$417,159	$176,564	$633,360	$1,227,083	$38,522,779	$39,749,862	$413,437	$219,923
[1]At June 30, 2026, mortgage loans held-in-portfolio include $6.8 billion of loans that carry certain guarantees from the FHA or the VA, for which the
Corporation’s policy is to exclude them from non-performing status, of which $191.5 million are 90 days or more past due. The portfolio of guaranteed loans includes $39.8 million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of June 30, 2026. The Corporation has $26.3 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at June 30, 2026.
[2]Loans held-in-portfolio are net of $406.7 million in unearned income and exclude $88.6 million in loans held-for-sale.
[3]Includes $22.8 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which
$7.4 billion were pledged at the Federal Home Loan Bank ("FHLB") as collateral for borrowings and $15.3 billion at the Federal Reserve Bank ("FRB") for discount window borrowings. As of June 30, 2026, the Corporation had an available borrowing facility with the FHLB and the discount window of FRB of $4.1 billion and $11.9 billion, respectively.

December 31, 2025
BPPR
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP	Non-accrual loans	Accruing loans
Commercial multi-family	$6,579	$155	$112	$6,846	$296,502	$303,348	$112	$-
Commercial real estate:
Non-owner occupied	2,457	299	35,692	38,448	3,356,682	3,395,130	35,692	-
Owner occupied	2,760	681	24,567	28,008	1,168,585	1,196,593	24,567	-
Commercial and industrial	8,864	3,760	187,222	199,846	5,770,227	5,970,073	183,914	3,308
Construction	17,283	-	-	17,283	340,258	357,541	-	-
Mortgage	261,145	133,124	329,613	723,882	6,624,085	7,347,967	132,373	197,240
Leasing	23,748	4,640	9,179	37,567	1,963,798	2,001,365	9,179	-
Consumer:
Credit cards	13,700	10,617	27,529	51,846	1,204,885	1,256,731	-	27,529
Home equity lines of credit	-	-	-	-	1,908	1,908	-	-
Personal	19,608	11,894	19,082	50,584	1,785,818	1,836,402	18,863	219
Auto	109,103	25,495	52,200	186,798	3,633,014	3,819,812	52,200	-
Other	927	2,688	2,285	5,900	165,858	171,758	1,809	476
Total	$466,174	$193,353	$687,481	$1,347,008	$26,311,620	$27,658,628	$458,709	$228,772

Table of Content

December 31, 2025
Popular U.S.
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP	Non-accrual loans	Accruing loans
Commercial multi-family	$9,500	$-	$8,636	$18,136	$2,134,306	$2,152,442	$8,636	$-
Commercial real estate:
Non-owner occupied	-	1,600	7,020	8,620	2,139,534	2,148,154	7,020	-
Owner occupied	-	-	-	-	1,956,487	1,956,487	-	-
Commercial and industrial	7,608	928	6,686	15,222	2,622,117	2,637,339	6,498	188
Construction	-	-	-	-	1,317,358	1,317,358	-	-
Mortgage	15,596	6,400	13,422	35,418	1,266,055	1,301,473	13,422	-
Consumer:
Credit cards	-	-	-	-	(14)	(14)	-	-
Home equity lines of credit	1,282	82	2,796	4,160	72,624	76,784	2,796	-
Personal	983	832	1,233	3,048	66,778	69,826	1,233	-
Other	-	-	29	29	9,012	9,041	29	-
Total	$34,969	$9,842	$39,822	$84,633	$11,584,257	$11,668,890	$39,634	$188

December 31, 2025
Popular, Inc.
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP [2] [3]	Non-accrual loans	Accruing loans
Commercial multi-family	$16,079	$155	$8,748	$24,982	$2,430,808	$2,455,790	$8,748	$-
Commercial real estate:
Non-owner occupied	2,457	1,899	42,712	47,068	5,496,216	5,543,284	42,712	-
Owner occupied	2,760	681	24,567	28,008	3,125,072	3,153,080	24,567	-
Commercial and industrial	16,472	4,688	193,908	215,068	8,392,344	8,607,412	190,412	3,496
Construction	17,283	-	-	17,283	1,657,616	1,674,899	-	-
Mortgage[1]	276,741	139,524	343,035	759,300	7,890,140	8,649,440	145,795	197,240
Leasing	23,748	4,640	9,179	37,567	1,963,798	2,001,365	9,179	-
Consumer:
Credit cards	13,700	10,617	27,529	51,846	1,204,871	1,256,717	-	27,529
Home equity lines of credit	1,282	82	2,796	4,160	74,532	78,692	2,796	-
Personal	20,591	12,726	20,315	53,632	1,852,596	1,906,228	20,096	219
Auto	109,103	25,495	52,200	186,798	3,633,014	3,819,812	52,200	-
Other	927	2,688	2,314	5,929	174,870	180,799	1,838	476
Total	$501,143	$203,195	$727,303	$1,431,641	$37,895,877	$39,327,518	$498,343	$228,960
[1]At December 31, 2025 mortgage loans held-in-portfolio include $3.2 billion of loans that carry certain guarantees from the FHA or the VA, for which the
Corporation’s policy is to exclude them from non-performing status, of which $197 million are 90 days or more past due. The portfolio of guaranteed loans includes $47 million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of December 31, 2025. The Corporation has $27.0 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at December 31, 2025.
[2]Loans held-in-portfolio are net of $421.6 million in unearned income and exclude $10.0 million in loans held-for-sale.
[3]Includes $22.7 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which
$7.5 billion were pledged at the FHLB as collateral for borrowings and $15.2 billion at the FRB for discount window borrowings. As of December 31, 2025, the Corporation had an available borrowing facility with the FHLB and the discount window of FRB of $4.0 billion and $12.1 billion, respectively.

The following tables present the amortized cost basis of non-accrual loans as of June 30, 2026 and December 31, 2025 by class of loans:

Table of Content

June 30, 2026
	BPPR		Popular U.S.		Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance
Commercial multi-family	$-	$-	$2,288	$6,643	$2,288	$6,643
Commercial real estate non-owner occupied	23,597	2,419	6,925	25	30,522	2,444
Commercial real estate owner occupied	6,523	8,851	489	8,376	7,012	17,227
Commercial and industrial	-	138,389	4,090	2,473	4,090	140,862
Mortgage	54,106	75,134	814	9,419	54,920	84,553
Leasing	660	6,522			660	6,522
Consumer:
HELOCs			-	3,320	-	3,320
Personal	3,577	13,028	-	751	3,577	13,779
Auto	2,871	28,603	-	-	2,871	28,603
Other	746	2,798	-	-	746	2,798
Total	$92,080	$275,744	$14,606	$31,007	$106,686	$306,751

December 31, 2025
	BPPR		Popular U.S.		Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance
Commercial multi-family	$-	$112	$8,137	$499	$8,137	$611
Commercial real estate non-owner occupied	31,408	4,284	6,979	41	38,387	4,325
Commercial real estate owner occupied	16,576	7,991	-	-	16,576	7,991
Commercial and industrial	6,245	177,669	5,985	513	12,230	178,182
Mortgage	59,302	73,071	732	12,690	60,034	85,761
Leasing	771	8,408	-	-	771	8,408
Consumer:
HELOCs	-	-	-	2,796	-	2,796
Personal	3,314	15,549	-	1,233	3,314	16,782
Auto	2,252	49,948	-	-	2,252	49,948
Other	378	1,431	-	29	378	1,460
Total	$120,246	$338,463	$21,833	$17,801	$142,079	$356,264
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
Loans in non-accrual status with no allowance at June 30, 2026 include $106.7 million in collateral dependent loans (December 31, 2025 -
$142.0 million). The Corporation recognized $2.9 million in interest income on non-accrual loans during the six months ended June 30, 2026
(June 30, 2025 - $3.0 million).
The following tables present the amortized cost basis of collateral-dependent loans, for which the ACL was measured based on the fair value of the collateral less cost to sell, by class of loans and type of collateral as of June 30, 2026 and December 31, 2025:

Table of Content

	June 30, 2026
(In thousands)	Real Estate	Auto	Equipment	Other	Total
BPPR
Commercial multi-family	$1,173			$-	$1,173
Commercial real estate:
Non-owner occupied	95,379	-	-	-	95,379
Owner occupied	13,042	-	-	-	13,042
Commercial and industrial	3,313	-	571	44,558	48,442
Mortgage	61,541	-	-	-	61,541
Leasing		1,705	-	-	1,705
Consumer:
Personal	3,868	-	-	-	3,868
Auto		17,067	-	-	17,067
Other		10	-	1,082	1,092
Total BPPR	$178,316	$18,782	$571	$45,640	$243,309
Popular U.S.
Commercial multi-family	$12,559	$-	$-	$-	$12,559
Commercial real estate:
Non-owner occupied	65,577	-	-	-	65,577
Owner occupied	8,865				8,865
Commercial and industrial	4,090	-	-	2,000	6,090
Mortgage	1,406	-	-	-	1,406
Total Popular U.S.	$92,497	$-	$-	$2,000	$94,497
Popular, Inc.
Commercial multi-family	$13,732	$-	$-	$-	$13,732
Commercial real estate:
Non-owner occupied	160,956	-	-	-	160,956
Owner occupied	21,907	-	-	-	21,907
Commercial and industrial	7,403	-	571	46,558	54,532
Mortgage	62,947	-	-	-	62,947
Leasing	-	1,705	-	-	1,705
Consumer:
Personal	3,868	-	-	-	3,868
Auto	-	17,067	-	-	17,067
Other	-	10	-	1,082	1,092
Total Popular, Inc.	$270,813	$18,782	$571	$47,640	$337,806

Table of Content

	December 31, 2025

(In thousands)	Real Estate	Auto	Equipment	Other	Total
BPPR
Commercial multi-family	$1,206	$-	$-	$-	$1,206
Commercial real estate:
Non-owner occupied	127,031	-	-	-	127,031
Owner occupied	23,014	-	-	-	23,014
Commercial and industrial	2,378	-	4,476	297	7,151
Mortgage	67,380	-	-	-	67,380
Leasing	-	1,925	-	-	1,925
Consumer:
Personal	3,402	-	-	-	3,402
Auto	-	16,512	-	-	16,512
Other	-	31	-	363	394
Total BPPR	$224,411	$18,468	$4,476	$660	$248,015
Popular U.S.
Commercial multi-family	$16,395	$-	$-	$-	$16,395
Commercial real estate:
Non-owner occupied	65,630	-	-	-	65,630
Commercial and industrial	4,187	-	-	1,798	5,985
Mortgage	1,398	-	-	-	1,398
Total Popular U.S.	$87,610	$-	$-	$1,798	$89,408
Popular, Inc.
Commercial multi-family	$17,601	$-	$-	$-	$17,601
Commercial real estate:
Non-owner occupied	192,661	-	-	-	192,661
Owner occupied	23,014	-	-	-	23,014
Commercial and industrial	6,565	-	4,476	2,095	13,136
Mortgage	68,778	-	-	-	68,778
Leasing	-	1,925	-	-	1,925
Consumer:
Personal	3,402	-	-	-	3,402
Auto	-	16,512	-	-	16,512
Other	-	31	-	363	394
Total Popular, Inc.	$312,021	$18,468	$4,476	$2,458	$337,423
Note 8 - Allowance for credit losses – loans held-in-portfolio
The Corporation follows the current expected credit loss (“CECL”) model to establish and evaluate the adequacy of the ACL to provide for expected losses in the loan portfolio. This model establishes a forward-looking methodology that reflects the expected credit losses over the lives of financial assets starting when such assets are first acquired or originated. In addition, CECL provides that the initial ACL on PCD financial assets be recorded as an increase to the purchase price, with subsequent changes to the allowance recorded as a credit loss expense. The provision for credit losses recorded in current operations is based on this methodology. Loan losses are charged and recoveries are credited to the ACL. The Corporation’s modeling framework includes internally developed quantitative models that generate lifetime default and prepayment estimates as well as other loan level techniques to estimate loss severity. These models combine credit risk factors which include the impact of loan modifications, with macroeconomics expectations to derive the lifetime expected loss.
At June 30, 2026, the Corporation estimated the ACL by weighting the outputs of optimistic, baseline, and pessimistic scenarios. The weightings applied are subject to evaluation on a quarterly basis as part of the ACL’s governance process. During the first quarter of 2026, among the three scenarios evaluated to estimate the ACL, the baseline scenario was assigned the highest probability, followed by the pessimistic scenario, where weight was increased during 2025 in response to ongoing uncertainties. There were no changes to the probability weights during the second quarter of 2026.
The following tables present the changes in the ACL of loans held-in-portfolio and unfunded commitments for the quarters and six months ended June 30, 2026 and 2025.

Table of Content

For the quarter ended June 30, 2026
BPPR
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Allowance for credit losses - PCD Loans	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$4,704	$(635)	$-	$-	$-	$4,069
Commercial real estate Non-owner occupied	48,881	(12,804)	-	(743)	4,845	40,179
Commercial real estate Owner occupied	35,403	(1,917)	-	-	2,063	35,549
Commercial and industrial	179,980	60,213	-	(74,749)	1,343	166,787
Total Commercial	268,968	44,857	-	(75,492)	8,251	246,584
Construction	5,767	(964)	-	-	-	4,803
Mortgage	73,761	(8,187)	2	(28)	4,950	70,498
Leasing	18,588	879	-	(3,342)	1,502	17,627
Consumer
Credit cards	89,376	9,741	-	(17,722)	3,422	84,817
Home equity lines of credit	67	(59)	-	(29)	73	52
Personal	97,457	14,700	-	(18,676)	2,533	96,014
Auto	170,544	(193)	-	(12,772)	6,964	164,543
Other	7,707	964	-	(1,563)	241	7,349
Total Consumer	365,151	25,153	-	(50,762)	13,233	352,775
Total - Loans	$732,235	$61,738	$2	$(129,624)	$27,936	$692,287
Allowance for credit losses - unfunded commitments:
Commercial	$5,390	$1,265	$-	$-	$-	$6,655
Construction	3,291	(213)	-	-	-	3,078
Ending balance - unfunded commitments [1]	$8,681	$1,052	$-	$-	$-	$9,733
[1]Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended June 30, 2026
Popular U.S.
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$15,365	$797	$(1,312)	$-	$14,850
Commercial real estate Non-owner occupied	15,265	366	-	-	15,631
Commercial real estate Owner occupied	15,713	1,238	-	139	17,090
Commercial and industrial	17,496	1,200	(271)	184	18,609
Total Commercial	63,839	3,601	(1,583)	323	66,180
Construction	9,393	164	-	-	9,557
Mortgage	9,863	(870)	(4)	35	9,024
Consumer
Credit Cards	-	1	(1)	-	-
Home equity lines of credit	1,111	154	-	106	1,371
Personal	7,282	359	(1,565)	332	6,408
Other	6	7	(13)	5	5
Total Consumer	8,399	521	(1,579)	443	7,784
Total - Loans	$91,494	$3,416	$(3,166)	$801	$92,545
Allowance for credit losses - unfunded commitments:
Commercial	$1,802	$234	$-	$-	$2,036
Construction	3,939	(907)	-	-	3,032
Consumer	125	10	-	-	135
Ending balance - unfunded commitments [1]	$5,866	$(663)	$-	$-	$5,203
[1]Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

Table of Content

For the quarter ended June 30, 2026
Popular Inc.
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Allowance for credit losses - PCD Loans	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$20,069	$162	$-	$(1,312)	$-	$18,919
Commercial real estate Non-owner occupied	64,146	(12,438)	-	(743)	4,845	55,810
Commercial real estate Owner occupied	51,116	(679)	-	-	2,202	52,639
Commercial and industrial	197,476	61,413	-	(75,020)	1,527	185,396
Total Commercial	332,807	48,458	-	(77,075)	8,574	312,764
Construction	15,160	(800)	-	-	-	14,360
Mortgage	83,624	(9,057)	2	(32)	4,985	79,522
Leasing	18,588	879	-	(3,342)	1,502	17,627
Consumer
Credit cards	89,376	9,742	-	(17,723)	3,422	84,817
Home equity lines of credit	1,178	95	-	(29)	179	1,423
Personal	104,739	15,059	-	(20,241)	2,865	102,422
Auto	170,544	(193)	-	(12,772)	6,964	164,543
Other	7,713	971	-	(1,576)	246	7,354
Total Consumer	373,550	25,674	-	(52,341)	13,676	360,559
Total - Loans	$823,729	$65,154	$2	$(132,790)	$28,737	$784,832
Allowance for credit losses - unfunded commitments:
Commercial	$7,192	$1,499	$-	$-	$-	$8,691
Construction	7,230	(1,120)	-	-	-	6,110
Consumer	125	10	-	-	-	135
Ending balance - unfunded commitments [1]	$14,547	$389	$-	$-	$-	$14,936
[1]Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the six months ended June 30, 2026
BPPR
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Allowance for credit losses - PCD Loans	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$3,871	$196	$-	$-	$2	$4,069
Commercial real estate Non-owner occupied	44,149	3,043	-	(11,874)	4,861	40,179
Commercial real estate Owner occupied	34,722	(1,591)	-	(91)	2,509	35,549
Commercial and industrial	163,877	77,047	-	(77,367)	3,230	166,787
Total Commercial	246,619	78,695	-	(89,332)	10,602	246,584
Construction	4,488	304	-	-	11	4,803
Mortgage	70,674	(7,423)	9	(511)	7,749	70,498
Leasing	18,620	3,416	-	(7,427)	3,018	17,627
Consumer						-
Credit cards	91,124	24,046	-	(36,957)	6,604	84,817
Home equity lines of credit	58	(141)	-	(29)	164	52
Personal	97,804	32,302	-	(39,420)	5,328	96,014
Auto	180,364	2,813	-	(33,922)	15,288	164,543
Other	8,169	1,024	-	(2,310)	466	7,349
Total Consumer	377,519	60,044	-	(112,638)	27,850	352,775
Total - Loans	$717,920	$135,036	$9	$(209,908)	$49,230	$692,287
Allowance for credit losses - unfunded commitments:						-
Commercial	$5,993	$662	$-	$-	$-	$6,655
Construction	2,570	508	-	-	-	3,078
Ending balance - unfunded commitments [1]	$8,563	$1,170	$-	$-	$-	$9,733
[1]Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

Table of Content

For the six months ended June 30, 2026
Popular U.S.
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$15,474	$688	$(1,312)	$-	$14,850
Commercial real estate Non-owner occupied	14,568	1,063	-	-	15,631
Commercial real estate Owner occupied	13,729	3,107	-	254	17,090
Commercial and industrial	17,057	1,624	(300)	228	18,609
Total Commercial	60,828	6,482	(1,612)	482	66,180
Construction	9,338	219	-	-	9,557
Mortgage	9,880	(915)	(23)	82	9,024
Consumer
Credit Cards	-	1	(1)	-	-
Home equity lines of credit	1,277	(246)	-	340	1,371
Personal	8,808	255	(3,383)	728	6,408
Other	5	11	(26)	15	5
Total Consumer	10,090	21	(3,410)	1,083	7,784
Total - Loans	$90,136	$5,807	$(5,045)	$1,647	$92,545
Allowance for credit losses - unfunded commitments:
Commercial	$1,570	$466	$-	$-	$2,036
Construction	4,161	(1,129)	-	-	3,032
Consumer	144	(9)	-	-	135
Ending balance - unfunded commitments [1]	$5,875	$(672)	$-	$-	$5,203
[1] Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the six months ended June 30, 2026
Popular Inc.
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Allowance for credit losses - PCD Loans	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$19,345	$884	$-	$(1,312)	$2	$18,919
Commercial real estate Non-owner occupied	58,717	4,106	-	(11,874)	4,861	55,810
Commercial real estate Owner occupied	48,451	1,516	-	(91)	2,763	52,639
Commercial and industrial	180,934	78,671	-	(77,667)	3,458	185,396
Total Commercial	307,447	85,177	-	(90,944)	11,084	312,764
Construction	13,826	523	-	-	11	14,360
Mortgage	80,554	(8,338)	9	(534)	7,831	79,522
Leasing	18,620	3,416	-	(7,427)	3,018	17,627
Consumer
Credit cards	91,124	24,047	-	(36,958)	6,604	84,817
Home equity lines of credit	1,335	(387)	-	(29)	504	1,423
Personal	106,612	32,557	-	(42,803)	6,056	102,422
Auto	180,364	2,813	-	(33,922)	15,288	164,543
Other	8,174	1,035	-	(2,336)	481	7,354
Total Consumer	387,609	60,065	-	(116,048)	28,933	360,559
Total - Loans	$808,056	$140,843	$9	$(214,953)	$50,877	$784,832
Allowance for credit losses - unfunded commitments:
Commercial	$7,563	$1,128	$-	$-	$-	$8,691
Construction	6,731	(621)	-	-	-	6,110
Consumer	144	(9)	-	-	-	135
Ending balance - unfunded commitments [1]	$14,438	$498	$-	$-	$-	$14,936
[1] Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

Table of Content

For the quarter ended June 30, 2025
BPPR
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Allowance for credit losses - PCD Loans	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$3,420	$270	$-	$-	$6	$3,696
Commercial real estate Non-owner occupied	42,848	(160)	-	(21)	472	43,139
Commercial real estate Owner occupied	36,019	(1,176)	-	(14)	1,019	35,848
Commercial and industrial	131,407	(6,769)	-	(2,466)	1,030	123,202
Total Commercial	213,694	(7,835)	-	(2,501)	2,527	205,885
Construction	2,719	356	-	-	-	3,075
Mortgage	74,289	(1,752)	-	(550)	2,979	74,966
Leasing	20,206	2,570	-	(3,982)	1,246	20,040
Consumer
Credit cards	96,523	13,094	-	(20,011)	2,700	92,306
Home equity lines of credit	60	(313)	-	-	307	54
Personal	89,786	18,881	-	(19,553)	3,777	92,891
Auto	171,979	16,852	-	(13,418)	6,861	182,274
Other	7,007	1,297	-	(700)	154	7,758
Total Consumer	365,355	49,811	-	(53,682)	13,799	375,283
Total - Loans	$676,263	$43,150	$-	$(60,715)	$20,551	$679,249
Allowance for credit losses - unfunded commitments:
Commercial	$7,445	$(1,569)	$-	$-	$-	$5,876
Construction	1,560	309	-	-	-	1,869
Ending balance - unfunded commitments [1]	$9,005	$(1,260)	$-	$-	$-	$7,745
[1]Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended June 30, 2025
Popular U.S.
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$10,081	$3,567	$(563)	$-	$13,085
Commercial real estate Non-owner occupied	15,453	525	-	-	15,978
Commercial real estate Owner occupied	14,193	(1,016)	(14)	40	13,203
Commercial and industrial	16,422	1,533	(49)	254	18,160
Total Commercial	56,149	4,609	(626)	294	60,426
Construction	6,793	711	-	-	7,504
Mortgage	9,740	437	-	32	10,209
Consumer
Home equity lines of credit	1,550	(799)	(16)	595	1,330
Personal	11,651	1,417	(2,920)	615	10,763
Other	2	14	(13)	1	4
Total Consumer	13,203	632	(2,949)	1,211	12,097
Total - Loans	$85,885	$6,389	$(3,575)	$1,537	$90,236
Allowance for credit losses - unfunded commitments:
Commercial	$1,630	$305	$-	$-	$1,935
Construction	3,492	(203)	-	-	3,289
Consumer	42	42	-	-	84
Ending balance - unfunded commitments [1]	$5,164	$144	$-	$-	$5,308
[1] Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

Table of Content

For the quarter ended June 30, 2025
Popular Inc.
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Allowance for credit losses - PCD Loans	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$13,501	$3,837	$-	$(563)	$6	$16,781
Commercial real estate Non-owner occupied	58,301	365	-	(21)	472	59,117
Commercial real estate Owner occupied	50,212	(2,192)	-	(28)	1,059	49,051
Commercial and industrial	147,829	(5,236)	-	(2,515)	1,284	141,362
Total Commercial	269,843	(3,226)	-	(3,127)	2,821	266,311
Construction	9,512	1,067	-	-	-	10,579
Mortgage	84,029	(1,315)	-	(550)	3,011	85,175
Leasing	20,206	2,570	-	(3,982)	1,246	20,040
Consumer
Credit cards	96,523	13,094	-	(20,011)	2,700	92,306
Home equity lines of credit	1,610	(1,112)	-	(16)	902	1,384
Personal	101,437	20,298	-	(22,473)	4,392	103,654
Auto	171,979	16,852	-	(13,418)	6,861	182,274
Other	7,009	1,311	-	(713)	155	7,762
Total Consumer	378,558	50,443	-	(56,631)	15,010	387,380
Total - Loans	$762,148	$49,539	$-	$(64,290)	$22,088	$769,485
Allowance for credit losses - unfunded commitments:
Commercial	$9,075	$(1,264)	$-	$-	$-	$7,811
Construction	5,052	106	-	-	-	5,158
Consumer	42	42	-	-	-	84
Ending balance - unfunded commitments [1]	$14,169	$(1,116)	$-	$-	$-	$13,053
[1]Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the six months ended June 30, 2025
BPPR
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Allowance for credit losses - PCD Loans	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$2,783	$905	$-	$-	$8	$3,696
Commercial real estate Non-owner occupied	44,852	(2,759)	-	(86)	1,132	43,139
Commercial real estate Owner occupied	37,355	(2,918)	-	(103)	1,514	35,848
Commercial and industrial	130,136	(7,026)	-	(5,778)	5,870	123,202
Total Commercial	215,126	(11,798)	-	(5,967)	8,524	205,885
Construction	2,743	332	-	-	-	3,075
Mortgage	72,901	(2,870)	9	(985)	5,911	74,966
Leasing	16,419	9,629	-	(8,526)	2,518	20,040
Consumer
Credit cards	99,130	26,916	-	(38,876)	5,136	92,306
Home equity lines of credit	54	(421)	-	(25)	446	54
Personal	91,296	35,709	-	(41,506)	7,392	92,891
Auto	165,995	36,323	-	(34,474)	14,430	182,274
Other	7,002	2,020	-	(1,580)	316	7,758
Total Consumer	363,477	100,547	-	(116,461)	27,720	375,283
Total - Loans	$670,666	$95,840	$9	$(131,939)	$44,673	$679,249
Allowance for credit losses - unfunded commitments:
Commercial	$6,725	$(849)	$-	$-	$-	$5,876
Construction	1,663	206	-	-	-	1,869
Ending balance - unfunded commitments [1]	$8,388	$(643)	$-	$-	$-	$7,745
[1] Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

Table of Content

For the six months ended June 30, 2025
Popular U.S.
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$6,453	$7,194	$(563)	$1	$13,085
Commercial real estate Non-owner occupied	9,642	6,336	-	-	15,978
Commercial real estate Owner occupied	12,473	193	(26)	563	13,203
Commercial and industrial	15,870	3,010	(1,196)	476	18,160
Total Commercial	44,438	16,733	(1,785)	1,040	60,426
Construction	8,521	(1,017)	-	-	7,504
Mortgage	9,508	484	-	217	10,209
Consumer
Home equity lines of credit	1,449	(935)	(46)	862	1,330
Personal	11,440	3,617	(5,546)	1,252	10,763
Other	2	35	(42)	9	4
Total Consumer	12,891	2,717	(5,634)	2,123	12,097
Total - Loans	$75,358	$18,917	$(7,419)	$3,380	$90,236
Allowance for credit losses - unfunded commitments:
Commercial	$1,662	$273	$-	$-	$1,935
Construction	5,409	(2,120)	-	-	3,289
Consumer	11	73	-	-	84
Ending balance - unfunded commitments [1]	$7,082	$(1,774)	$-	$-	$5,308
[1] Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the six months ended June 30, 2025
Popular Inc.
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Allowance for credit losses - PCD Loans	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$9,236	$8,099	$-	$(563)	$9	$16,781
Commercial real estate Non-owner occupied	54,494	3,577	-	(86)	1,132	59,117
Commercial real estate Owner occupied	49,828	(2,725)	-	(129)	2,077	49,051
Commercial and industrial	146,006	(4,016)	-	(6,974)	6,346	141,362
Total Commercial	259,564	4,935	-	(7,752)	9,564	266,311
Construction	11,264	(685)	-	-	-	10,579
Mortgage	82,409	(2,386)	9	(985)	6,128	85,175
Leasing	16,419	9,629	-	(8,526)	2,518	20,040
Consumer
Credit cards	99,130	26,916	-	(38,876)	5,136	92,306
Home equity lines of credit	1,503	(1,356)	-	(71)	1,308	1,384
Personal	102,736	39,326	-	(47,052)	8,644	103,654
Auto	165,995	36,323	-	(34,474)	14,430	182,274
Other	7,004	2,055	-	(1,622)	325	7,762
Total Consumer	376,368	103,264	-	(122,095)	29,843	387,380
Total - Loans	$746,024	$114,757	$9	$(139,358)	$48,053	$769,485
Allowance for credit losses - unfunded commitments:
Commercial	$8,387	$(576)	$-	$-	$-	$7,811
Construction	7,072	(1,914)	-	-	-	5,158
Consumer	11	73	-	-	-	84
Ending balance - unfunded commitments [1]	$15,470	$(2,417)	$-	$-	$-	$13,053
[1] Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

Table of Content
Modifications
A modification constitutes a change in loan terms in the form of principal forgiveness, an interest rate reduction, other-than-insignificant payment delay, term extension or combination of the above made to a borrower experiencing financial difficulty.
The amount of outstanding commitments to lend additional funds to debtors with financial difficulties owing receivables whose terms have been modified during the six months ended June 30, 2026 amounted to $85.6 million (during the year ended December 31, 2025 - $159.1 million), related to the commercial loan portfolios.
The following tables show the amortized cost basis of the loans modified to borrowers experiencing financial difficulties at the end of the reporting period disaggregated by class of financing receivable and type of concession granted for the quarters and six months ended
June 30, 2026 and 2025. Loans modified to borrowers experiencing financial difficulties that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Table of Content
Loan Modifications Made to Borrowers Experiencing Financial Difficulty for the quarter ended June 30, 2026

Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable
Commercial and industrial	$742	0.01%	$-	-%	$742	0.01%
Mortgage	148	-%	$-	-%	148	-%
Consumer:
Credit cards	222	0.02%	$-	-%	222	0.02%
Personal	876	0.05%	-	-%	876	0.04%
Total	$1,988	0.01%	$-	-%	$1,988	0.01%

Term Extension
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable
CRE Non-owner occupied	$7,740	0.23%	$-	-%	$7,740	0.14%
CRE Owner occupied	1,453	0.13%	1,397	0.07%	2,850	0.09%
Commercial and industrial	2,654	0.04%	699	0.03%	3,353	0.04%
Mortgage	13,167	0.17%	696	0.06%	13,863	0.16%
Consumer:
Personal	133	0.01%	-	-	133	0.01%
Auto	77	-%	-	-%	77	-%
Total	$25,224	0.09%	$2,792	0.02%	$28,016	0.07%

Other-Than-Insignificant Payment Delays
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable
CRE Non-owner occupied	$269	0.01%	$-	-%	$269	-%
CRE Owner occupied	7,202	0.62%	-	-%	7,202	0.22%
Commercial and industrial	104,126	1.69%	-	-%	104,126	1.19%
Mortgage	106	-%	-	-%	106	-%
Total	$111,703	0.40%	$-	-%	$111,703	0.28%

Combination - Term Extension and Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable
CRE Owner occupied	$33	-%	$-	-%	$33	-%
Mortgage	2,520	0.03%	329	0.03%	2,849	0.03%
Consumer:					-
Personal	2,372	0.13%	7	0.01%	2,379	0.12%
Auto	80	-%	-	-%	80	-%
Total	$5,005	0.02%	$336	-%	$5,341	0.01%

Combination - Other-Than-Insignificant Payment Delays and Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable
Commercial and industrial	$878	0.01%	$-	-%	$878	0.01%
Consumer:					-
Credit cards	2,279	0.18%	$-	-%	2,279	0.18%
Total	$3,157	0.01%	$-	-%	$3,157	0.01%

Table of Content
Loan Modifications Made to Borrowers Experiencing Financial Difficulty for the six months ended June 30, 2026

Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable
Commercial and industrial	$1,461	0.02%	$-	-%	$1,461	0.02%
Mortgage	222	-%	-	-%	222	-%
Consumer:
Credit cards	287	0.02%	-	-%	287	0.02%
Personal	1,400	0.07%	-	-%	1,400	0.07%
Total	$3,370	0.01%	$-	-%	$3,370	0.01%

Term Extension
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable
CRE Non-owner occupied	$9,567	0.29%	$-	-%	$9,567	0.17%
CRE Owner occupied	2,778	0.24%	1,397	0.07%	4,175	0.13%
Commercial and industrial	14,769	0.24%	699	0.03%	15,468	0.18%
Mortgage	19,454	0.26%	696	0.06%	20,150	0.23%
Consumer:					-
Personal	235	0.01%	-	-%	235	0.01%
Auto	126	-%	-	-%	126	-%
Total	$46,929	0.17%	$2,792	0.02%	$49,721	0.13%

Other-Than-Insignificant Payment Delays
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable
CRE Non-owner occupied	$269	0.01%	$-	-%	$269	-%
CRE Owner occupied	18,696	1.62%	-	-%	18,696	0.57%
Commercial and industrial	220,804	3.58%	-	-%	220,804	2.52%
Mortgage	106	-%	-	-%	106	-%
Total	$239,875	0.86%	$-	-%	$239,875	0.60%

Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	BPPR		Popular U.S.		Popular, Inc.

	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable
CRE Owner occupied	$33	-%	$-	-%	$33	-%
Commercial and industrial	90	-%	-	-%	90	-%
Mortgage	4,706	0.06%	329	0.03%	5,035	0.06%
Consumer:					-
Personal	4,993	0.26%	18	0.03%	5,011	0.26%
Auto	174	-%	-	-%	174	-%
Total	$9,996	0.04%	$347	-%	$10,343	0.03%

Table of Content

Combination - Other-Than-Insignificant Payment Delays and Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2026	% of total class of Financing Receivable
Commercial and industrial	$1,047	0.02%	$-	-%	$1,047	0.01%
Consumer:					-
Credit cards	4,575	0.37%	-	-%	4,575	0.37%
Total	$5,622	0.02%	$-	-%	$5,622	0.01%

Table of Content
Loan Modifications Made to Borrowers Experiencing Financial Difficulty for the quarter ended June 30, 2025

Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable
Commercial and industrial	$837	0.01%	$-	-%	$837	0.01%
Mortgage	69	-%	-	-%	69	-%
Consumer:					-
Credit cards	395	0.03%	-	-%	395	0.03%
Personal	1,159	0.06%	-	-%	1,159	0.06%
Total	$2,460	0.01%	$-	-%	$2,460	0.01%

Term Extension
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable
CRE Non-owner occupied	$108	-%	$58,652	2.68%	$58,760	1.06%
CRE Owner occupied	5,308	0.44%	-	-%	5,308	0.18%
Commercial and industrial	5,693	0.10%	-	-%	5,693	0.07%
Mortgage	12,983	0.18%	665	0.05%	13,648	0.16%
Consumer:					-
Personal	260	0.01%	21	0.02%	281	0.01%
Auto	49	-%	-	-%	49	-%
Total	$24,401	0.09%	$59,338	0.52%	$83,739	0.22%

Other-Than-Insignificant Payment Delays
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable
CRE Non-owner occupied	$4,436	0.13%	$-	-%	$4,436	0.08%
CRE Owner occupied	8,827	0.73%	-	-%	8,827	0.29%
Commercial and industrial	166,870	2.98%	-	-%	166,870	2.07%
Mortgage	420	0.01%	-	-%	420	-%
Total	$180,553	0.67%	$-	-%	$180,553	0.47%

Combination - Term Extension and Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable
Commercial and industrial	$100	-%	$-	-%	$100	-%
Mortgage	3,936	0.06%	-	-%	3,936	0.05%
Consumer:					-
Personal	3,429	0.19%	73	0.09%	3,502	0.19%
Auto	16	-%	-	-%	16	-%
Total	$7,481	0.03%	$73	-%	$7,554	0.02%

Combination - Other-Than-Insignificant Payment Delays and Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable
Commercial and industrial	$310	0.01%	$-	-%	$310	-%
Consumer:					$-
Credit cards	2,293	0.19%	-	-%	2,293	0.19%
Total	$2,603	0.01%	$-	-%	$2,603	0.01%

Table of Content
Loan Modifications Made to Borrowers Experiencing Financial Difficulty for the six months ended June 30, 2025

Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable
Commercial and industrial	$2,048	0.04%	$-	-%	$2,048	0.03%
Mortgage	69	-%	-	-%	69	-%
Consumer:					-
Credit cards	542	0.04%	-	-%	542	0.04%
Personal	2,280	0.13%	-	-%	2,280	0.12%
Other	5	-%	-	-%	5	-%
Total	$4,944	0.02%	$-	-%	$4,944	0.01%

Term Extension
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable
CRE Non-owner occupied	$108	-%	$58,652	2.68%	$58,760	1.06%
CRE Owner occupied	5,308	0.44%	-	-%	5,308	0.18%
Commercial and industrial	11,271	0.20%	-	-%	11,271	0.14%
Mortgage	22,922	0.32%	665	0.05%	23,587	0.28%
Consumer:					-
Personal	495	0.03%	21	0.02%	516	0.03%
Auto	87	-%	-	-%	87	-%
Total	$40,191	0.15%	$59,338	0.52%	$99,529	0.26%

Other-Than-Insignificant Payment Delays
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable
CRE Non-owner occupied	$4,436	0.13%	$-	-%	$4,436	0.08%
CRE Owner occupied	20,980	1.75%	-	-%	20,980	0.70%
Commercial and industrial	177,506	3.17%	-	-%	177,506	2.21%
Mortgage	420	0.01%	-	-%	420	-%
Total	$203,342	0.76%	$-	-%	$203,342	0.53%

Combination - Term Extension and Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable
Commercial and industrial	$100	-%	$-	-%	$100	-%
Mortgage	7,061	0.10%	-	-%	7,061	0.08%
Consumer:					-
Personal	6,534	0.36%	114	0.14%	6,648	0.35%
Auto	16	-%			16	-%
Total	$13,711	0.05%	$114	-%	$13,825	0.04%

Table of Content

Combination - Other-Than-Insignificant Payment Delays and Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at June 30, 2025	% of total class of Financing Receivable
Commercial and industrial	$861	0.02%	$-	-	$861	0.01%
Consumer:
Credit cards	4,867	0.40%	-	-	4,867	0.40%
Total	$5,728	0.02%	$-	-	$5,728	0.02%

Table of Content
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulties:

For the quarter ended June 30, 2026

Interest rate reduction
Loan Type	Financial Effect
CRE Owner occupied	Reduced weighted-average contractual interest rate from 10.3% to 9.0%.
Commercial and industrial	Reduced weighted-average contractual interest rate from 18.9% to 8.4%.
Mortgage	Reduced weighted-average contractual interest rate from 7.1% to 5.6%.
Consumer:
Credit cards	Reduced weighted-average contractual interest rate from 20.6% to 8.3%.
Personal	Reduced weighted-average contractual interest rate from 20.3% to 11.4%.
Auto	Reduced weighted-average contractual interest rate from 11.2% to 11.1%.

Term Extension
Loan Type	Financial Effect
CRE Non-owner occupied	Added a weighted-average of 4 months to the life of loans.
CRE Owner occupied	Added a weighted-average of 8 months to the life of loans.
Commercial and industrial	Added a weighted-average of 5 months to the life of loans.
Mortgage	Added a weighted-average of 12 years to the life of loans.
Consumer:
Personal	Added a weighted-average of 5 years to the life of loans.
Auto	Added a weighted-average of 21 months to the life of loans.

Other than insignificant payment delays
Loan Type	Financial Effect
CRE Non-owner occupied	Added a weighted-average of 8 months to the life of loans.
CRE Owner occupied	Added a weighted-average of 11 months to the life of loans.
Commercial and industrial	Added a weighted-average of 16 months to the life of loans.
Mortgage	Added a weighted-average of 28 months to the life of loans.
Consumer:
Credit cards	Added a weighted-average of 17 months to the life of loans.

Table of Content

For the six months ended June 30, 2026

Interest rate reduction
Loan Type	Financial Effect
CRE Owner occupied	Reduced weighted-average contractual interest rate from 10.3% to 9.0%.
Commercial and industrial	Reduced weighted-average contractual interest rate from 20.4% to 8.9%.
Mortgage	Reduced weighted-average contractual interest rate from 7.2% to 5.5%.
Consumer:
Credit cards	Reduced weighted-average contractual interest rate from 20.9% to 8.6%.
Personal	Reduced weighted-average contractual interest rate from 20.1% to 11.7%.
Auto	Reduced weighted-average contractual interest rate from 10.0%% to 9.8%.

Term extension
Loan Type	Financial Effect
CRE Non-owner occupied	Added a weighted-average of 6 months to the life of loans.
CRE Owner occupied	Added a weighted-average of 20 months to the life of loans.
Commercial and industrial	Added a weighted-average of 11 months to the life of loans.
Mortgage	Added a weighted-average of 13 years to the life of loans.
Consumer:
Personal	Added a weighted-average of 4 years to the life of loans.
Auto	Added a weighted-average of 20 months to the life of loans.

Other than insignificant payment delay
Loan Type	Financial Effect
CRE Non-owner occupied	Added a weighted-average of 8 months to the life of loans.
CRE Owner occupied	Added a weighted-average of 11 months to the life of loans.
Commercial and industrial	Added a weighted-average of 11 months to the life of loans.
Mortgage	Added a weighted-average of 28 months to the life of loans.
Consumer:
Credit cards	Added a weighted-average of 17 months to the life of loans.

Table of Content

For the quarter ended June 30, 2025
Interest rate reduction
Loan Type	Financial Effect
Commercial and industrial	Reduced weighted-average contractual interest rate from 22.7% to 9.9%.
Mortgage	Reduced weighted-average contractual interest rate from 7.0% to 5.4%.
Consumer:
Credit cards	Reduced weighted-average contractual interest rate from 20.8% to 7.9%.
Personal	Reduced weighted-average contractual interest rate from 20.9% to 11.1%.
Other	Reduced weighted-average contractual interest rate from 18.3% to 18.29%.

Term extension
Loan Type	Financial Effect
CRE Non-owner occupied	Added a weighted-average of 2 years to the life of loans.
CRE Owner occupied	Added a weighted-average of 17 months to the life of loans.
Commercial and industrial	Added a weighted-average of 10 months to the life of loans.
Mortgage	Added a weighted-average of 12 years to the life of loans.
Consumer:
Personal	Added a weighted-average of 5 years to the life of loans.
Auto	Added a weighted-average of 19 months to the life of loans.

Other than insignificant payment delay
Loan Type	Financial Effect
CRE Non-owner occupied	Added a weighted-average of 13 months to the life of loans.
CRE Owner occupied	Added a weighted-average of 14 months to the life of loans.
Commercial and industrial	Added a weighted-average of 11 months to the life of loans.
Mortgage	Added a weighted-average of 20 months to the life of loans.
Consumer:
Credit cards	Added a weighted-average of 17 months to the life of loans.

Table of Content

For the six months ended June 30, 2025

Interest rate reduction
Loan Type	Financial Effect
Commercial and industrial	Reduced weighted-average contractual interest rate from 24.3% to 9.7%.
Mortgage	Reduced weighted-average contractual interest rate from 6.8% to 5.5%.
Consumer:
Credit cards	Reduced weighted-average contractual interest rate from 21.0% to 8.2%.
Personal	Reduced weighted-average contractual interest rate from 21.3% to 11.5%.
Auto	Reduced weighted-average contractual interest rate from 18.30% to 18.29%.
Other	Reduced weighted-average contractual interest rate from 18.0% to 0.0%.

Term extension
Loan Type	Financial Effect
CRE Non-owner occupied	Added a weighted-average of 2 years to the life of loans.
CRE Owner occupied	Added a weighted-average of 17 months to the life of loans.
Commercial and industrial	Added a weighted-average of 17 months to the life of loans.
Mortgage	Added a weighted-average of 13 years to the life of loans.
Consumer:
Personal	Added a weighted-average of 5 years to the life of loans.
Auto	Added a weighted-average of 2 years to the life of loans.

Other than insignificant payment delay
Loan Type	Financial Effect
CRE Non-owner occupied	Added a weighted-average of 13 months to the life of loans.
CRE Owner occupied	Added a weighted-average of 10 months to the life of loans.
Commercial and industrial	Added a weighted-average of 11 months to the life of loans.
Mortgage	Added a weighted-average of 20 months to the life of loans.
Consumer:
Credit cards	Added a weighted-average of 18 months to the life of loans.

Table of Content
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

BPPR
June 30, 2026
							Past Due 90 days or more [1]
			Past due 90	Total past			With Payment	Without
(In thousands)	30-59 days	60-89 days	days or more	due	Current	Total	Default	Payment Default
CRE Non-owner occupied	-	-	2,359	2,359	9,358	11,717	99	2,260
CRE Owner occupied	921	-	2,001	2,922	33,331	36,253	162	1,839
Commercial and industrial	195	66	127,972	128,233	159,582	287,815	81,483	46,489
Mortgage	3,473	1,272	19,131	23,876	25,659	49,535	5,351	13,780
Consumer:
Credit cards	544	433	1,150	2,127	7,032	9,159	869	281
Personal	408	228	1,081	1,717	11,786	13,503	197	884
Auto	31	-	-	31	514	545	-	-
Total	$5,572	$1,999	$153,694	$161,265	$247,262	$408,527	$88,161	$65,533
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

Popular U.S.
June 30, 2026
							Past Due 90 days or more [1]
			Past due 90	Total past			With Payment	Without
(In thousands)	30-59 days	60-89 days	days or more	due	Current	Total	Default	Payment Default
CRE Owner occupied	-	-	-	-	1,397	1,397	-	-
Commercial and industrial	-	-	-	-	698	698	-	-
Mortgage	-	-	-	-	1,487	1,487	-	-
Consumer:
Personal	-	15	-	15	31	46	-	-
Total	$-	$15	$-	$15	$3,613	$3,628	$-	$-
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

Popular Inc
June 30, 2026
							Past Due 90 days or more [1]
			Past due 90	Total past			With Payment	Without
(In thousands)	30-59 days	60-89 days	days or more	due	Current	Total	Default	Payment Default
CRE Non-owner occupied	-	-	2,359	2,359	9,358	11,717	99	2,260
CRE Owner occupied	921	-	2,001	2,922	34,728	37,650	162	1,839
Commercial and industrial	195	66	127,972	128,233	160,280	288,513	81,483	46,489
Mortgage	3,473	1,272	19,131	23,876	27,146	51,022	5,351	13,780
Consumer:
Credit cards	544	433	1,150	2,127	7,032	9,159	869	281
Personal	408	243	1,081	1,732	11,817	13,549	197	884
Auto	31	-	-	31	514	545	-	-
Total	$5,572	$2,014	$153,694	$161,280	$250,875	$412,155	$88,161	$65,533
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

Table of Content
The following tables present, by class, the performance of loans that have been modified during the twelve months preceding June 30,
2025.

BPPR
June 30, 2025
							Past Due 90 days or more [1]
(In thousands)	30-59 days	60-89 days	Past due 90 days or more	Total past due	Current	Total	With Payment Default	Without Payment Default
CRE Non-owner occupied	$-	$-	$556	$556	$4,536	$5,092	$448	$108
CRE Owner occupied	386	-	2,583	2,969	43,635	46,604	429	2,154
Commercial and industrial	291	92	2,325	2,708	215,888	218,596	387	1,938
Mortgage	5,765	2,431	18,854	27,050	31,215	58,265	4,876	13,978
Consumer:
Credit cards	729	539	1,153	2,421	5,851	8,272	882	271
Personal	631	300	2,365	3,296	13,243	16,539	281	2,084
Auto	-	-	-	-	135	135	-	-
Other	-	-	-	-	5	5	-	-
Total	$7,802	$3,362	$27,836	$39,000	$314,508	$353,508	$7,303	$20,533
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

Popular U.S.
June 30, 2025
							Past Due 90 days or more [1]
(In thousands)	30-59 days	60-89 days	Past due 90 days or more	Total past due	Current	Total	With Payment Default	Without Payment Default
Commercial multi-family	$-	$-	$-	$-	$5,791	$5,791	$-	$-
CRE Owner occupied	-	-	-	-	58,652	58,652	-	-
Commercial and industrial	-	-	-	-	609	609	-	-
Mortgage	-	-	-	-	1,481	1,481	-	-
Consumer:								-
Personal	17	-	-	17	208	225	-	-
Total	$17	$-	$-	$17	$66,741	$66,758	$-	$-
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

Popular Inc.
June 30, 2025
							Past Due 90 days or more [1]
(In thousands)	30-59 days	60-89 days	Past due 90 days or more	Total past due	Current	Total	With Payment Default	Without Payment Default
Commercial multi-family	$-	$-	$-	$-	$5,791	$5,791	$-	$-
CRE Non-owner occupied	-	-	556	556	63,188	63,744	448	108
CRE Owner occupied	386	-	2,583	2,969	43,635	46,604	429	2,154
Commercial and industrial	291	92	2,325	2,708	216,497	219,205	387	1,938
Mortgage	5,765	2,431	18,854	27,050	32,696	59,746	4,876	13,978
Consumer:								-
Credit cards	729	539	1,153	2,421	5,851	8,272	882	271
Personal	648	300	2,365	3,313	13,451	16,764	281	2,084
Auto	-	-	-	-	135	135	-	-
Other	-	-	-	-	5	5	-	-
Total	$7,819	$3,362	$27,836	$39,017	$381,249	$420,266	$7,303	$20,533
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

Table of Content
Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The following tables provide the outstanding balance of loans modified for borrowers under financial difficulties that were subject to payment default and that had been modified during the twelve months prior to default.

Amortized Cost Basis of Modified Financing Receivables That Subsequently Defaulted During the Quarter Ended June 30, 2026

(In thousands)	Interest Rate Reduction	Term Extension	Other-Than- Insignificant Payment Delays	Combination - Term Extension and Interest Rate Reduction	Combination - Other- Than-Insignificant Payment Delays and Interest Rate Reduction	Total
CRE Non-owner occupied	-	-	99	-	-	99
CRE Owner occupied	-	-	162	-	-	162
Commercial and industrial	14	46	81,368	95	148	81,671
Mortgage	-	4,386	-	186	-	4,572
Consumer:
Credit cards	120	-	-	-	951	1,071
Personal	71	-	-	206	-	277
Total	$205	$4,432	$81,629	$487	$1,099	$87,852

Amortized Cost Basis of Modified Financing Receivables That Subsequently Defaulted During the Six Months Ended June 30, 2026

(In thousands)	Interest Rate Reduction	Term Extension	Other-Than- Insignificant Payment Delays	Combination - Term Extension and Interest Rate Reduction	Combination - Other- Than-Insignificant Payment Delays and Interest Rate Reduction	Total
CRE Non-owner occupied	-	-	99	-	-	99
CRE Owner occupied	-	-	162	-	-	162
Commercial and industrial	14	51	81,368	95	226	81,754
Mortgage	-	9,513	109	791	-	10,413
Consumer:
Credit cards	121	-	-	-	1,334	1,455
Personal	98	-	-	356	-	454
Total	$233	$9,564	$81,738	$1,242	$1,560	$94,337

Amortized Cost Basis of Modified Financing Receivables That Subsequently Defaulted During the Quarter Ended June 30, 2025

(In thousands)	Interest Rate Reduction	Term Extension	Other-Than- Insignificant Payment Delays	Combination - Term Extension and Interest Rate Reduction	Combination - Other- Than-Insignificant Payment Delays and Interest Rate Reduction	Total
CRE Non-owner occupied	$-	$-	$448	$-	$-	$448
CRE Owner occupied	-	-	254	-	-	254
Commercial and industrial	70	-	-	-	318	388
Mortgage	-	4,478	-	1,256	-	5,734
Consumer:
Credit cards	172	-	-	-	771	943
Personal	127	105	-	139	-	371
Total	$369	$4,583	$702	$1,395	$1,089	$8,138

Table of Content

Amortized Cost Basis of Modified Financing Receivables That Subsequently Defaulted During the Six Months Ended June 30, 2025

(In thousands)	Interest Rate Reduction	Term Extension	Other-Than- Insignificant Payment Delays	Combination - Term Extension and Interest Rate Reduction	Combination - Other- Than-Insignificant Payment Delays and Interest Rate Reduction	Total
CRE Non-owner occupied	$-	$-	$448	$-	$-	$448
CRE Owner occupied	-	88	429	-	-	517
Commercial and industrial	99	-	30	-	395	524
Mortgage	-	8,129	-	1,411	-	9,540
Consumer:
Credit cards	290	-	-	-	983	1,273
Personal	143	105	-	147	-	395
Total	$532	$8,322	$907	$1,558	$1,378	$12,697
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
The following tables present the amortized cost basis, net of unearned income, of loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at June 30, 2026 and December 31, 2025 and the gross write-offs recorded by vintage year.
For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 8 to the Consolidated Financial Statements included in the 2025 Form 10-K:

Table of Content

June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2026	2025	2024	2023	2022	Prior Years
BPPR
Commercial:
Commercial multi-family
Pass	$46,794	$10,903	$32,123	$36,492	$129,945	$65,162	$-	$-	$321,419
Watch	-	-	15,620	-	514	4,117	-	-	20,251
Special Mention	151	218	-	-	-	187	-	-	556
Substandard	-	-	-	-	-	3,733	-	-	3,733
Total commercial multi-family	$46,945	$11,121	$47,743	$36,492	$130,459	$73,199	$-	$-	$345,959
Commercial real estate non-owner occupied
Pass	$110,185	$438,963	$415,760	$247,109	$754,226	$1,079,537	$10,471	$-	$3,056,251
Watch	20,857	22,246	5,320	40,637	2,840	74,966	1,264	-	168,130
Special Mention	-	2,182	-	864	138	40,433	-	-	43,617
Substandard	285	-	721	8,337	17,340	26,174	240	-	53,097
Total commercial real estate non-owner occupied	$131,327	$463,391	$421,801	$296,947	$774,544	$1,221,110	$11,975	$-	$3,321,095
Year-to-Date gross write-offs	$-	$-	$-	$-	$11,131	$743	$-	$-	$11,874
Commercial real estate owner occupied
Pass	$93,386	$155,620	$112,479	$46,443	$67,391	$374,339	$3,851	$-	$853,509
Watch	955	6,135	23,460	6,576	33,902	87,268	1,200	-	159,496
Special Mention	1,165	-	2,807	1,325	3,508	13,540	1,500	-	23,845
Substandard	6,438	9,896	1,855	1,798	18,074	79,954	1,464	-	119,479
Doubtful	-	71	-	-	220	61	-	-	352
Total commercial real estate owner occupied	$101,944	$171,722	$140,601	$56,142	$123,095	$555,162	$8,015	$-	$1,156,681
Year-to-Date gross write-offs	$1	$-	$-	$-	$-	$90	$-	$-	$91
Commercial and industrial
Pass	$833,415	$1,257,835	$567,707	$390,120	$391,512	$484,216	$1,390,944	$-	$5,315,749
Watch	15,541	41,381	90,813	17,181	31,572	15,776	201,104	-	413,368
Special Mention	2,933	17,628	29,036	1,103	1,749	2,234	17,634	-	72,317
Substandard	9,646	37,287	7,435	54,186	88,617	17,179	147,284	-	361,634
Total commercial and industrial	$861,535	$1,354,131	$694,991	$462,590	$513,450	$519,405	$1,756,966	$-	$6,163,068
Year-to-Date gross write-offs	$637	$532	$677	$207	$32	$71,350	$3,932	$-	$77,367
Construction
Pass	$10,894	$40,870	$128,453	$54,747	$-	$11,747	$94,267	$-	$340,978
Watch	-	2,006	47,633	31,122	4,315	-	(204)	-	84,872
Total construction	$10,894	$42,876	$176,086	$85,869	$4,315	$11,747	$94,063	$-	$425,850
Mortgage
Pass	$430,389	$995,416	$843,681	$651,505	$371,625	$4,167,857	$-	$-	$7,460,473
Substandard	-	178	1,150	3,096	2,844	61,809	-	-	69,077
Total mortgage	$430,389	$995,594	$844,831	$654,601	$374,469	$4,229,666	$-	$-	$7,529,550
Year-to-Date gross write-offs	$-	$4	$-	$-	$-	$507	$-	$-	$511

Table of Content

June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2026	2025	2024	2023	2022	Prior Years
BPPR
Leasing
Pass	$348,900	$561,420	$460,808	$296,553	$200,206	$92,965	$-	$-	$1,960,852
Substandard	100	718	1,806	1,701	1,934	924	-	-	7,183
Total leasing	$349,000	$562,138	$462,614	$298,254	$202,140	$93,889	$-	$-	$1,968,035
Year-to-Date gross write-offs	$84	$1,789	$1,935	$1,749	$1,408	$462	$-	$-	$7,427
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$1,214,642	$-	$1,214,642
Substandard	-	-	-	-	-	-	23,355	-	23,355
Loss	-	-	-	-	-	-	13	-	13
Total credit cards	$-	$-	$-	$-	$-	$-	$1,238,010	$-	$1,238,010
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$36,957	$-	$36,957
HELOCs
Pass	$-	$-	$-	$-	$-	$-	$1,852	$-	$1,852
Total HELOCs	$-	$-	$-	$-	$-	$-	$1,852	$-	$1,852
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$29	$-	$29
Personal
Pass	$493,599	$665,081	$305,603	$189,902	$92,698	$100,307	$-	$31,586	$1,878,776
Substandard	39	2,633	2,786	2,219	1,180	6,149	-	1,793	16,799
Loss	-	76	132	96	51	44	-	45	444
Total Personal	$493,638	$667,790	$308,521	$192,217	$93,929	$106,500	$-	$33,424	$1,896,019
Year-to-Date gross write-offs	$60	$8,086	$8,877	$8,859	$3,879	$8,047	$-	$1,612	$39,420
Auto
Pass	$570,260	$1,021,269	$865,716	$594,559	$377,339	$297,223	$-	$-	$3,726,366
Substandard	368	6,376	11,005	9,064	6,953	6,489	-	-	40,255
Loss	-	-	12	-	11	4	-	-	27
Total Auto	$570,628	$1,027,645	$876,733	$603,623	$384,303	$303,716	$-	$-	$3,766,648
Year-to-Date gross write-offs	$603	$9,305	$11,182	$8,032	$3,535	$1,265	$-	$-	$33,922
Other consumer
Pass	$14,468	$30,799	$18,708	$14,362	$13,833	$4,231	$63,788	$-	$160,189
Substandard	-	-	9	2,208	29	133	325	-	2,704
Loss	-	-	-	-	478	698	-	-	1,176
Total Other	$14,468	$30,799	$18,717	$16,570	$14,340	$5,062	$64,113	$-	$164,069
Year-to-Date gross write-offs	$5	$204	$78	$99	$750	$1,174	$-	$-	$2,310
Total BPPR	$3,010,768	$5,327,207	$3,992,638	$2,703,305	$2,615,044	$7,119,456	$3,174,994	$33,424	$27,976,836

Table of Content

June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2026	2025	2024	2023	2022	Prior Years
Popular U.S.
Commercial:
Commercial multi-family
Pass	$116,473	$349,918	$135,871	$118,088	$375,232	$697,833	$10,382	$-	$1,803,797
Watch	-	-	3,362	20,301	68,195	128,590	-	-	220,448
Special Mention	-	-	-	2,367	792	2,041	-	-	5,200
Substandard	-	-	-	1,767	-	22,253	-	-	24,020
Total commercial multi-family	$116,473	$349,918	$139,233	$142,523	$444,219	$850,717	$10,382	$-	$2,053,465
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$1,312	$-	$-	$1,312
Commercial real estate non-owner occupied
Pass	$228,594	$227,975	$99,780	$326,105	$423,793	$715,031	$82,643	$-	$2,103,921
Watch	-	-	-	5,280	14,926	44,353	-	-	64,559
Special Mention	-	-	-	-	-	1,874	-	-	1,874
Substandard	-	278	3,236	-	6,792	119,120	-	-	129,426
Total commercial real estate non-owner occupied	$228,594	$228,253	$103,016	$331,385	$445,511	$880,378	$82,643	$-	$2,299,780
Commercial real estate owner occupied
Pass	$392,667	$552,975	$213,412	$144,436	$184,942	$346,123	$6,286	$-	$1,840,841
Watch	3,600	1,767	29,615	50,989	25,045	40,767	500	-	152,283
Special Mention	-	-	17,655	-	-	16,405	-	-	34,060
Substandard	-	8,376	3,181	-	1,908	59,372	-	-	72,837
Total commercial real estate owner occupied	$396,267	$563,118	$263,863	$195,425	$211,895	$462,667	$6,786	$-	$2,100,021
Commercial and industrial
Pass	$44,505	$317,273	$360,230	$237,935	$268,559	$759,633	$356,445	$-	$2,344,580
Watch	1,490	159	4,549	28,295	50,474	131,662	28,751	-	245,380
Special Mention	-	-	-	5,342	698	289	5	-	6,334
Substandard	1,021	-	5,256	1,115	3,665	1,372	2,293	-	14,722
Total commercial and industrial	$47,016	$317,432	$370,035	$272,687	$323,396	$892,956	$387,494	$-	$2,611,016
Year-to-Date gross write-offs	$-	$-	$-	$258	$-	$2	$40	$-	$300
Construction
Pass	$156,957	$423,431	$374,817	$178,279	$60,026	$-	$12,490	$-	$1,206,000
Watch	-	13,621	15,725	27,844	26,748	-	-	-	83,938
Substandard	-	-	7,684	-	8,603	-	-	-	16,287
Total construction	$156,957	$437,052	$398,226	$206,123	$95,377	$-	$12,490	$-	$1,306,225
Mortgage
Pass	$2,458	$93,331	$71,055	$77,077	$201,560	$795,070	$-	$-	$1,240,551
Substandard	-	-	-	644	-	9,589	-	-	10,233
Total mortgage	$2,458	$93,331	$71,055	$77,721	$201,560	$804,659	$-	$-	$1,250,784
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$23	$-	$-	$23

Table of Content

June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2026	2025	2024	2023	2022	Prior Years
Popular U.S.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$(13)	$-	$(13)
Total credit cards	$-	$-	$-	$-	$-	$-	$(13)	$-	$(13)
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$1	$-	$1
HELOCs
Pass	$-	$-	$-	$-	$-	$4,664	$67,087	$8,434	$80,185
Substandard	-	-	-	-	-	1,168	10	1,398	2,576
Loss	-	-	-	-	-	39	-	705	744
Total HELOCs	$-	$-	$-	$-	$-	$5,871	$67,097	$10,537	$83,505
Personal
Pass	$7,594	$14,376	$13,961	$8,551	$9,095	$2,378	$-	$-	$55,955
Substandard	30	185	42	151	95	248	-	-	751
Total Personal	$7,624	$14,561	$14,003	$8,702	$9,190	$2,626	$-	$-	$56,706
Year-to-Date gross write-offs	$30	$518	$1,053	$837	$339	$606	$-	$-	$3,383
Other consumer
Pass	$-	$-	$-	$-	$-	$-	$11,537	$-	$11,537
Total Other consumer	$-	$-	$-	$-	$-	$-	$11,537	$-	$11,537
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$26	$-	$26
Total Popular U.S.	$955,389	$2,003,665	$1,359,431	$1,234,566	$1,731,148	$3,899,874	$578,416	$10,537	$11,773,026

Table of Content

June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2026	2025	2024	2023	2021	Prior Years
Popular, Inc.
Commercial:
Commercial multi-family
Pass	$163,267	$360,821	$167,994	$154,580	$505,177	$762,995	$10,382	$-	$2,125,216
Watch	-	-	18,982	20,301	68,709	132,707	-	-	240,699
Special Mention	151	218	-	2,367	792	2,228	-	-	5,756
Substandard	-	-	-	1,767	-	25,986	-	-	27,753
Total commercial multi-family	$163,418	$361,039	$186,976	$179,015	$574,678	$923,916	$10,382	$-	$2,399,424
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$1,312	$-	$-	$1,312
Commercial real estate non-owner occupied
Pass	$338,779	$666,938	$515,540	$573,214	$1,178,019	$1,794,568	$93,114	$-	$5,160,172
Watch	20,857	22,246	5,320	45,917	17,766	119,319	1,264	-	232,689
Special Mention	-	2,182	-	864	138	42,307	-	-	45,491
Substandard	285	278	3,957	8,337	24,132	145,294	240	-	182,523
Total commercial real estate non-owner occupied	$359,921	$691,644	$524,817	$628,332	$1,220,055	$2,101,488	$94,618	$-	$5,620,875
Year-to-Date gross write-offs	$-	$-	$-	$-	$11,131	$743	$-	$-	$11,874
Commercial real estate owner occupied
Pass	$486,053	$708,595	$325,891	$190,879	$252,333	$720,462	$10,137	$-	$2,694,350
Watch	4,555	7,902	53,075	57,565	58,947	128,035	1,700	-	311,779
Special Mention	1,165	-	20,462	1,325	3,508	29,945	1,500	-	57,905
Substandard	6,438	18,272	5,036	1,798	19,982	139,326	1,464	-	192,316
Doubtful	-	71	-	-	220	61	-	-	352
Total commercial real estate owner occupied	$498,211	$734,840	$404,464	$251,567	$334,990	$1,017,829	$14,801	$-	$3,256,702
Year-to-Date gross write-offs	$1	$-	$-	$-	$-	$90	$-	$-	$91
Commercial and industrial
Pass	$877,920	$1,575,108	$927,937	$628,055	$660,071	$1,243,849	$1,747,389	$-	$7,660,329
Watch	17,031	41,540	95,362	45,476	82,046	147,438	229,855	-	658,748
Special Mention	2,933	17,628	29,036	6,445	2,447	2,523	17,639	-	78,651
Substandard	10,667	37,287	12,691	55,301	92,282	18,551	149,577	-	376,356
Total commercial and industrial	$908,551	$1,671,563	$1,065,026	$735,277	$836,846	$1,412,361	$2,144,460	$-	$8,774,084
Year-to-Date gross write-offs	$637	$532	$677	$465	$32	$71,352	$3,972	$-	$77,667

Table of Content

June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2026	2025	2024	2023	2021	Prior Years
Popular, Inc.
Construction
Pass	$167,851	$464,301	$503,270	$233,026	$60,026	$11,747	$106,757	$-	$1,546,978
Watch	-	15,627	63,358	58,966	31,063	-	(204)	-	168,810
Substandard	-	-	7,684	-	8,603	-	-	-	16,287
Total construction	$167,851	$479,928	$574,312	$291,992	$99,692	$11,747	$106,553	$-	$1,732,075
Mortgage
Pass	$432,847	$1,088,747	$914,736	$728,582	$573,185	$4,962,927	$-	$-	$8,701,024
Substandard	-	178	1,150	3,740	2,844	71,398	-	-	79,310
Total mortgage	$432,847	$1,088,925	$915,886	$732,322	$576,029	$5,034,325	$-	$-	$8,780,334
Year-to-Date gross write-offs	$-	$4	$-	$-	$-	$530	$-	$-	$534
Leasing
Pass	$348,900	$561,420	$460,808	$296,553	$200,206	$92,965	$-	$-	$1,960,852
Substandard	100	718	1,806	1,701	1,934	924	-	-	7,183
Total leasing	$349,000	$562,138	$462,614	$298,254	$202,140	$93,889	$-	$-	$1,968,035
Year-to-Date gross write-offs	$84	$1,789	$1,935	$1,749	$1,408	$462	$-	$-	$7,427

Table of Content

June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2026	2025	2024	2023	2021	Prior Years
Popular, Inc.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$1,214,629	$-	$1,214,629
Substandard	-	-	-	-	-	-	23,355	-	23,355
Loss	-	-	-	-	-	-	13	-	13
Total credit cards	$-	$-	$-	$-	$-	$-	$1,237,997	$-	$1,237,997
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$36,958	$-	$36,958
HELOCs
Pass	$-	$-	$-	$-	$-	$4,664	$68,939	$8,434	$82,037
Substandard	-	-	-	-	-	1,168	10	1,398	2,576
Loss	-	-	-	-	-	39	-	705	744
Total HELOCs	$-	$-	$-	$-	$-	$5,871	$68,949	$10,537	$85,357
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$29	$-	$29
Personal
Pass	$501,193	$679,457	$319,564	$198,453	$101,793	$102,685	$-	$31,586	$1,934,731
Substandard	69	2,818	2,828	2,370	1,275	6,397	-	1,793	17,550
Loss	-	76	132	96	51	44	-	45	444
Total Personal	$501,262	$682,351	$322,524	$200,919	$103,119	$109,126	$-	$33,424	$1,952,725
Year-to-Date gross write-offs	$90	$8,604	$9,930	$9,696	$4,218	$8,653	$-	$1,612	$42,803
Auto
Pass	$570,260	$1,021,269	$865,716	$594,559	$377,339	$297,223	$-	$-	$3,726,366
Substandard	368	6,376	11,005	9,064	6,953	6,489	-	-	40,255
Loss	-	-	12	-	11	4	-	-	27
Total Auto	$570,628	$1,027,645	$876,733	$603,623	$384,303	$303,716	$-	$-	$3,766,648
Year-to-Date gross write-offs	$603	$9,305	$11,182	$8,032	$3,535	$1,265	$-	$-	$33,922
Other consumer
Pass	$14,468	$30,799	$18,708	$14,362	$13,833	$4,231	$75,325	$-	$171,726
Substandard	-	-	9	2,208	29	133	325	-	2,704
Loss	-	-	-	-	478	698	-	-	1,176
Total Other consumer	$14,468	$30,799	$18,717	$16,570	$14,340	$5,062	$75,650	$-	$175,606
Year-to-Date gross write-offs	$5	$204	$78	$99	$750	$1,174	$26	$-	$2,336
Total Popular Inc.	$3,966,157	$7,330,872	$5,352,069	$3,937,871	$4,346,192	$11,019,330	$3,753,410	$43,961	$39,749,862

Table of Content

December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2025	2024	2023	2021	2020	Prior Years
BPPR
Commercial:
Commercial multi-family
Pass	$12,328	$32,906	$36,473	$131,276	$20,536	$47,303	$107	$-	$280,929
Watch	-	15,795	-	523	-	1,742	-	-	18,060
Special Mention	222	-	-	-	73	127	-	-	422
Substandard	-	-	-	-	-	3,937	-	-	3,937
Total commercial multi-family	$12,550	$48,701	$36,473	$131,799	$20,609	$53,109	$107	$-	$303,348
Commercial real estate non-owner occupied
Pass	$435,616	$447,234	$265,238	$786,465	$484,427	$671,455	$8,480	$-	$3,098,915
Watch	23,801	11,965	43,001	5,140	34,140	69,153	-	-	187,200
Special Mention	933	-	872	144	23,724	18,398	-	-	44,071
Substandard	-	726	8,406	28,490	1,438	25,884	-	-	64,944
Total commercial real estate non-owner occupied	$460,350	$459,925	$317,517	$820,239	$543,729	$784,890	$8,480	$-	$3,395,130
Year-to-Date gross write-offs	$-	$13,356	$-	$134	$-	$86	$-	$-	$13,576
Commercial real estate owner occupied
Pass	$157,288	$113,778	$71,288	$55,715	$169,037	$278,495	$20,468	$-	$866,069
Watch	6,255	26,923	6,348	35,565	29,409	78,046	2,191	-	184,737
Special Mention	-	-	1,494	18,063	726	12,637	1,500	-	34,420
Substandard	9,405	1,879	1,839	19,190	7,386	71,358	-	-	111,057
Doubtful	75	-	-	-	62	173	-	-	310
Total commercial real estate owner occupied	$173,023	$142,580	$80,969	$128,533	$206,620	$440,709	$24,159	$-	$1,196,593
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$363	$-	$-	$363

Commercial and industrial
Pass	$1,357,401	$598,521	$649,249	$442,753	$193,173	$346,563	$1,376,855	$-	$4,964,515
Watch	11,706	92,478	19,194	43,529	6,909	19,218	223,490	-	416,524
Special Mention	4,991	26,356	10,178	6,857	454	4,338	14,957	-	68,131
Substandard	38,422	12,526	48,230	89,771	156,970	15,079	159,854	-	520,852
Doubtful	21	-	-	24	-	6	-	-	51
Total commercial and industrial	$1,412,541	$729,881	$726,851	$582,934	$357,506	$385,204	$1,775,156	$-	$5,970,073
Year-to-Date gross write-offs	$1,587	$716	$1,643	$655	$21	$803	$9,320	$-	$14,745
Construction
Pass	$28,575	$99,963	$70,674	$-	$3,608	$9,692	$52,758	$-	$265,270
Watch	-	43,202	40,231	8,129	-	-	709	-	92,271
Total construction	$28,575	$143,165	$110,905	$8,129	$3,608	$9,692	$53,467	$-	$357,541
Mortgage
Pass	$986,795	$872,826	$683,325	$386,318	$373,153	$3,977,979	$-	$-	$7,280,396
Substandard	-	151	3,115	1,915	764	61,626	-	-	67,571
Total mortgage	$986,795	$872,977	$686,440	$388,233	$373,917	$4,039,605	$-	$-	$7,347,967
Year-to-Date gross write-offs	$31	$-	$1	$-	$-	$1,404	$-	$-	$1,436

Table of Content

December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2025	2024	2023	2021	2020	Prior Years
BPPR
Leasing
Pass	$682,378	$535,227	$354,748	$251,520	$135,973	$32,270	$-	$-	$1,992,116
Substandard	601	1,891	2,424	2,249	1,302	585	-	-	9,052
Loss	175	-	22	-	-	-	-	-	197
Total leasing	$683,154	$537,118	$357,194	$253,769	$137,275	$32,855	$-	$-	$2,001,365
Year-to-Date gross write-offs	$990	$4,449	$5,041	$4,541	$1,807	$28	$-	$-	$16,856
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$1,229,201	$-	$1,229,201
Loss	-	-	-	-	-	-	27,526	-	27,526
Substandard	-	-	-	-	-	-	4	-	4
Total credit cards	$-	$-	$-	$-	$-	$-	$1,256,731	$-	$1,256,731
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$75,428	$-	$75,428
HELOCs
Pass	$-	$-	$-	$-	$-	$-	$1,908	$-	$1,908
Total HELOCs	$-	$-	$-	$-	$-	$-	$1,908	$-	$1,908
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$25	$-	$25
Personal
Pass	$842,532	$422,156	$261,441	$132,551	$51,320	$77,214	$-	$29,700	$1,816,914
Substandard	1,452	3,310	3,509	1,632	618	6,654	-	2,278	19,453
Loss		4	7	12	-	12	-	-	35
Total Personal	$843,984	$425,470	$264,957	$134,195	$51,938	$83,880	$-	$31,978	$1,836,402
Year-to-Date gross write-offs	$2,597	$19,480	$33,310	$17,825	$4,576	$2,160	$-	$3,031	$82,979
Auto
Pass	$1,139,411	$995,283	$702,884	$464,005	$314,721	$142,456	$-	$-	$3,758,760
Substandard	3,992	17,559	14,881	11,699	7,590	5,306	-	-	61,027
Loss	-	-	-	-	19	6	-	-	25
Total Auto	$1,143,403	$1,012,842	$717,765	$475,704	$322,330	$147,768	$-	$-	$3,819,812
Year-to-Date gross write-offs	$6,682	$29,448	$20,777	$12,602	$5,203	$1,572	$-	$-	$76,284
Other consumer
Pass	$35,716	$25,008	$20,233	$15,243	$7,179	$1,756	$64,322	$-	$169,457
Substandard	-	45	211	114	20	47	476	-	913
Loss	-	-	-	1,025	363	-	-	-	1,388
Total Other consumer	$35,716	$25,053	$20,444	$16,382	$7,562	$1,803	$64,798	$-	$171,758
Year-to-Date gross write-offs	$64	$226	$286	$254	$358	$1,960	$-	$-	$3,148
Total BPPR	$5,780,091	$4,397,712	$3,319,515	$2,939,917	$2,025,094	$5,979,515	$3,184,806	$31,978	$27,658,628

Table of Content

December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2025	2024	2023	2022	2021	Prior Years
Popular U.S.
Commercial:
Commercial multi-family
Pass	$349,850	$138,662	$118,143	$380,479	$274,195	$534,623	$4,394	$-	$1,800,346
Watch	-	2,468	21,142	94,135	39,881	151,526	1,249	-	310,401
Special Mention	-	-	2,711	7,840	-	4,560	-	-	15,111
Substandard	-	-	1,775	2,729	-	22,080	-	-	26,584
Total commercial multi-family	$349,850	$141,130	$143,771	$485,183	$314,076	$712,789	$5,643	$-	$2,152,442
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$563	$-	$-	$563
Commercial real estate non-owner occupied
Pass	$216,537	$162,382	$296,653	$467,811	$163,984	$582,004	$6,024	$-	$1,895,395
Watch	10,300	11,369	11,441	15,141	9,333	65,750	500	-	123,834
Special Mention	-	2,069	-	-	-	1,902	-	-	3,971
Substandard	-	-	-	5,973	4,726	114,255	-	-	124,954
Total commercial real estate non-owner occupied	$226,837	$175,820	$308,094	$488,925	$178,043	$763,911	$6,524	$-	$2,148,154
Commercial real estate owner occupied
Pass	$561,716	$198,946	$192,174	$188,536	$180,981	$288,439	$8,803	$-	$1,619,595
Watch	-	48,837	39,519	30,764	12,813	52,010	3,179	-	187,122
Special Mention	-	17,946	-	-	-	10,944	-	-	28,890
Substandard	-	2,705	-	39,474	1,571	77,130	-	-	120,880
Total commercial real estate owner occupied	$561,716	$268,434	$231,693	$258,774	$195,365	$428,523	$11,982	$-	$1,956,487
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$27	$-	$-	$27

Table of Content

December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2025	2024	2023	2021	2020	Prior Years
Popular U.S.
Commercial and industrial
Pass	$247,703	$357,722	$230,702	$278,950	$249,467	$545,331	$338,026	$-	$2,247,901
Watch	34,700	5,196	47,136	70,767	42,072	151,368	15,650	-	366,889
Special Mention	-	-	4,649	63	284	198	738	-	5,932
Substandard	-	5,546	838	4,145	112	1,393	4,583	-	16,617
Total commercial and industrial	$282,403	$368,464	$283,325	$353,925	$291,935	$698,290	$358,997	$-	$2,637,339
Year-to-Date gross write-offs	$100	$1,106	$483	$-	$599	$25	$132	$-	$2,445
Construction
Pass	$358,475	$427,221	$291,714	$85,385	$-	$6,030	$12,491	$-	$1,181,316
Watch	1,366	15,771	72,580	27,870	-	6,941	-	-	124,528
Special Mention	-	-	2,912	-	-	-	-	-	2,912
Substandard	-	-	-	8,602	-	-	-	-	8,602
Total construction	$359,841	$442,992	$367,206	$121,857	$-	$12,971	$12,491	$-	$1,317,358
Mortgage
Pass	$100,210	$78,166	$79,367	$205,446	$259,877	$564,985	$-	$-	$1,288,051
Substandard	-	-	644	495	217	12,066	-	-	13,422
Total mortgage	$100,210	$78,166	$80,011	$205,941	$260,094	$577,051	$-	$-	$1,301,473

Table of Content

December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2025	2024	2023	2022	2021	Prior Years
Popular U.S.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$(14)	$-	$(14)
Total credit cards	$-	$-	$-	$-	$-	$-	$(14)	$-	$(14)
HELOCs
Pass	$-	$-	$-	$-	$-	$5,201	$59,363	$9,422	$73,986
Substandard	-	-	-	-	-	1,276	12	543	1,831
Loss	-	-	-	-	-	139	-	828	967
Total HELOCs	$-	$-	$-	$-	$-	$6,616	$59,375	$10,793	$76,784
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$84	$-	$84
Personal
Pass	$18,658	$17,906	$12,102	$15,593	$3,061	$1,272	$-	$-	$68,592
Substandard	74	329	309	153	55	256	-	-	1,176
Loss	10	-	-	-	-	48	-	-	58
Total Personal	$18,742	$18,235	$12,411	$15,746	$3,116	$1,576	$-	$-	$69,826
Year-to-Date gross write-offs	$37	$1,787	$2,212	$3,420	$638	$46	$-	$-	$8,140
Other consumer
Pass	$-	$-	$-	$-	$-	$-	$9,012	$-	$9,012
Substandard		-	-	-	-	-	1	-	1
Loss	-	-	-	-	-	-	28	-	28
Total Other consumer	$-	$-	$-	$-	$-	$-	$9,041	$-	$9,041
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$924	$-	$924
Total Popular U.S.	$1,899,599	$1,493,241	$1,426,511	$1,930,351	$1,242,629	$3,201,727	$464,039	$10,793	$11,668,890

Table of Content

December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2025	2024	2023	2021	2020	Prior Years
Popular, Inc.
Commercial:
Commercial multi-family
Pass	$362,178	$171,568	$154,616	$511,755	$294,731	$581,926	$4,501	$-	$2,081,275
Watch	-	18,263	21,142	94,658	39,881	153,268	1,249	-	328,461
Special Mention	222	-	2,711	7,840	73	4,687	-	-	15,533
Substandard	-	-	1,775	2,729	-	26,017	-	-	30,521
Total commercial multi-family	$362,400	$189,831	$180,244	$616,982	$334,685	$765,898	$5,750	$-	$2,455,790
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$563	$-	$-	$563
Commercial real estate non-owner occupied
Pass	$652,153	$609,616	$561,891	$1,254,276	$648,411	$1,253,459	$14,504	$-	$4,994,310
Watch	34,101	23,334	54,442	20,281	43,473	134,903	500	-	311,034
Special Mention	933	2,069	872	144	23,724	20,300	-	-	48,042
Substandard	-	726	8,406	34,463	6,164	140,139	-	-	189,898
Total commercial real estate non-owner occupied	$687,187	$635,745	$625,611	$1,309,164	$721,772	$1,548,801	$15,004	$-	$5,543,284
Year-to-Date gross write-offs	$-	$13,356	$-	$134	$-	$86	$-	$-	$13,576
Commercial real estate owner occupied
Pass	$719,004	$312,724	$263,462	$244,251	$350,018	$566,934	$29,271	$-	$2,485,664
Watch	6,255	75,760	45,867	66,329	42,222	130,056	5,370	-	371,859
Special Mention	-	17,946	1,494	18,063	726	23,581	1,500	-	63,310
Substandard	9,405	4,584	1,839	58,664	8,957	148,488	-	-	231,937
Doubtful	75	-	-	-	62	173	-	-	310
Total commercial real estate owner occupied	$734,739	$411,014	$312,662	$387,307	$401,985	$869,232	$36,141	$-	$3,153,080
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$390	$-	$-	$390
Commercial and industrial
Pass	$1,605,104	$956,243	$879,951	$721,703	$442,640	$891,894	$1,714,881	$-	$7,212,416
Watch	46,406	97,674	66,330	114,296	48,981	170,586	239,140	-	783,413
Special Mention	4,991	26,356	14,827	6,920	738	4,536	15,695	-	74,063
Substandard	38,422	18,072	49,068	93,916	157,082	16,472	164,437	-	537,469
Doubtful	21	-	-	24	-	6	-	-	51
Total commercial and industrial	$1,694,944	$1,098,345	$1,010,176	$936,859	$649,441	$1,083,494	$2,134,153	$-	$8,607,412
Year-to-Date gross write-offs	$1,687	$1,822	$2,126	$655	$620	$828	$9,452	$-	$17,190

Table of Content

December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2025	2024	2023	2022	2021	Prior Years
Popular, Inc.
Construction
Pass	$387,050	$527,184	$362,388	$85,385	$3,608	$15,722	$65,249	$-	$1,446,586
Watch	1,366	58,973	112,811	35,999	-	6,941	709	-	216,799
Special Mention	-	-	2,912	-	-	-	-	-	2,912
Substandard	-	-	-	8,602	-	-	-	-	8,602
Total construction	$388,416	$586,157	$478,111	$129,986	$3,608	$22,663	$65,958	$-	$1,674,899
Mortgage
Pass	$1,087,005	$950,992	$762,692	$591,764	$633,030	$4,542,964	$-	$-	$8,568,447
Substandard	-	151	3,759	2,410	981	73,692	-	-	80,993
Total mortgage	$1,087,005	$951,143	$766,451	$594,174	$634,011	$4,616,656	$-	$-	$8,649,440
Year-to-Date gross write-offs	$31	$-	$1	$-	$-	$1,404	$-	$-	$1,436
Leasing
Pass	$682,378	$535,227	$354,748	$251,520	$135,973	$32,270	$-	$-	$1,992,116
Substandard	601	1,891	2,424	2,249	1,302	585	-	-	9,052
Loss	175	-	22	-	-	-	-	-	197
Total leasing	$683,154	$537,118	$357,194	$253,769	$137,275	$32,855	$-	$-	$2,001,365
Year-to-Date gross write-offs	$990	$4,449	$5,041	$4,541	$1,807	$28	$-	$-	$16,856

Table of Content

December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2025	2024	2023	2021	2020	Prior Years
Popular, Inc.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$1,229,187	$-	$1,229,187
Substandard	-	-	-	-	-	-	27,526	-	27,526
Loss	-	-	-	-	-	-	4	-	4
Total credit cards	$-	$-	$-	$-	$-	$-	$1,256,717	$-	$1,256,717
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$75,428	$-	$75,428
HELOCs
Pass	$-	$-	$-	$-	$-	$5,201	$61,271	$9,422	$75,894
Substandard	-	-	-	-	-	1,276	12	543	1,831
Loss	-	-	-	-	-	139	-	828	967
Total HELOCs	$-	$-	$-	$-	$-	$6,616	$61,283	$10,793	$78,692
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$109	$-	$109
Personal
Pass	$861,190	$440,062	$273,543	$148,144	$54,381	$78,486	$-	$29,700	$1,885,506
Substandard	1,526	3,639	3,818	1,785	673	6,910	-	2,278	20,629
Loss	10	4	7	12	-	60	-	-	93
Total Personal	$862,726	$443,705	$277,368	$149,941	$55,054	$85,456	$-	$31,978	$1,906,228
Year-to-Date gross write-offs	$2,634	$21,267	$35,522	$21,245	$5,214	$2,206	$-	$3,031	$91,119
Auto
Pass	$1,139,411	$995,283	$702,884	$464,005	$314,721	$142,456	$-	$-	$3,758,760
Substandard	3,992	17,559	14,881	11,699	7,590	5,306	-	-	61,027
Loss	-	-	-	-	19	6	-	-	25
Total Auto	$1,143,403	$1,012,842	$717,765	$475,704	$322,330	$147,768	$-	$-	$3,819,812
Year-to-Date gross write-offs	$6,682	$29,448	$20,777	$12,602	$5,203	$1,572	$-	$-	$76,284
Other consumer
Pass	$35,716	$25,008	$20,233	$15,243	$7,179	$1,756	$73,334	$-	$178,469
Substandard	-	45	211	114	20	47	477	-	914
Loss	-	-	-	1,025	363	-	28	-	1,416
Total Other consumer	$35,716	$25,053	$20,444	$16,382	$7,562	$1,803	$73,839	$-	$180,799
Year-to-Date gross write-offs	$64	$226	$286	$254	$358	$1,960	$924	$-	$4,072
Total Popular Inc.	$7,679,690	$5,890,953	$4,746,026	$4,870,268	$3,267,723	$9,181,242	$3,648,845	$42,771	$39,327,518
Note 9 - Other real estate owned
The following tables present the activity related to Other Real Estate Owned (“OREO"), for the quarters and six months ended June 30,
2026 and 2025.

	For the quarter ended June 30, 2026
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$5,137	$40,543	$45,680
Write-downs in value	(5)	(323)	(328)
Additions	2,344	9,972	12,316
Sales	(352)	(7,759)	(8,111)
Other adjustments	-	-	-
Ending balance	$7,124	$42,433	$49,557

Table of Content

	For the quarter ended June 30, 2025
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$7,111	$45,003	$52,114
Write-downs in value	(835)	(516)	(1,351)
Additions	314	7,908	8,222
Sales	(693)	(12,145)	(12,838)
Other Adjustments	-	(21)	(21)
Ending balance	$5,897	$40,229	$46,126

	For the six months ended June 30, 2026
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$4,911	$37,522	$42,433
Write-downs in value	(195)	(858)	(1,053)
Additions	3,318	21,366	24,684
Sales	(910)	(15,301)	(16,211)
Other adjustments	-	(296)	(296)
Ending balance	$7,124	$42,433	$49,557

	For the six months ended June 30, 2025
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$8,424	$48,844	$57,268
Write-downs in value	(864)	(1,715)	(2,579)
Additions	571	16,697	17,268
Sales	(2,234)	(23,374)	(25,608)
Other adjustments	-	(223)	(223)
Ending balance	$5,897	$40,229	$46,126
Note 10 - Other assets
The caption of other assets in the Consolidated Statements of Financial Condition consists of the following major categories:

(In thousands)	June 30, 2026	December 31, 2025
Net deferred tax assets (net of valuation allowance)	$794,693	$814,265
Investments under the equity method	295,281	261,687
Prepaid taxes	62,549	42,762
Other prepaid expenses	32,527	25,542
Capitalized software costs	189,159	183,381
Derivative assets	28,516	27,913
Trades receivable from brokers and counterparties	7,628	245
Principal, interest and escrow servicing advances	23,818	30,252
Guaranteed mortgage loan claims receivable	4,430	9,184
Operating ROU assets	99,825	95,234
Finance ROU assets	23,567	23,686
Assets for pension benefit	40,836	38,157
Others	159,392	153,669
Total other assets	$1,762,221	$1,705,977
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
include capitalizable implementation costs that are amortized during the term of the hosting arrangement. The following table summarizes the composition of acquired or developed software costs as well as costs related to hosting arrangements:

Table of Content

	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Value
June 30, 2026
Software development costs	$107,959	$41,510	$66,449
Software license costs	60,936	30,515	30,421
Cloud computing arrangements	113,857	21,568	92,289
Total Capitalized software costs [1] [2]	$282,752	$93,593	$189,159
December 31, 2025
Software development costs	$103,628	$34,170	$69,458
Software license costs	46,538	24,475	22,063
Cloud computing arrangements	106,410	14,550	91,860
Total Capitalized software costs [1] [2]	$256,576	$73,195	$183,381
[1]Software intangible assets are presented as part of Other Assets in the Consolidated Statements of Financial Condition.
[2]The tables above exclude assets that have been fully amortized.

Total amortization expense for all capitalized software and hosting arrangement cost, reflected as part of technology and software expenses in the consolidated statements of operations, is as follows:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Software development and license costs	$25,759	$22,254	$49,715	$43,982
Cloud computing arrangements	3,956	1,462	7,557	2,828
Total amortization expense	$29,715	$23,716	$57,272	$46,810
Note 11 - Deposits
Total deposits as of the end of the periods presented consisted of:

(In thousands)	June 30, 2026	December 31, 2025
Savings accounts	$14,533,752	$14,368,599
NOW, money market and other interest-bearing demand deposits	30,697,994	27,037,924
Total savings, NOW, money market and other interest-bearing demand deposits	45,231,746	41,406,523
Certificates of deposit:
Under $250,000	5,606,260	5,564,615
$250,000 and over	4,298,816	3,914,746
Total certificates of deposit	9,905,076	9,479,361
Total interest-bearing deposits	$55,136,822	$50,885,884
Non- interest-bearing deposits	$15,096,293	$15,304,209
Total deposits	$70,233,115	$66,190,093
A summary of certificates of deposits by maturity at June 30, 2026 follows:

(In thousands)
2026	5,094,052
2027	2,689,688
2028	942,750
2029	493,204
2030	409,495
2031 and thereafter	275,887
Total certificates of deposit	$9,905,076
At June 30, 2026, the Corporation had brokered deposits amounting to $1.0 billion (December 31, 2025 - $1.0 billion).
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $10.9 million at June 30, 2026
(December 31, 2025 - $10.7 million).
At June 30, 2026, Puerto Rico government deposits amounted to $22.7 billion. Puerto Rico government deposits are interest bearing accounts, which are indexed to short-term market rates and fluctuate in cost with changes in those rates, in accordance with contractual terms.

Table of Content
Note 12 - Borrowings
Assets sold under agreements to repurchase
Assets sold under agreements to repurchase amounted to $77.5 million at June 30, 2026 and $39 million at December 31, 2025.
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
Repurchase agreements accounted for as secured borrowings

	June 30, 2026	December 31, 2025
	Repurchase	Repurchase
(In thousands)	liability	liability
U.S. Treasury securities
Within 30 days	19,581	$29,356
After 30 to 90 days	57,940	9,645
Total U.S. Treasury securities	77,521	39,001
Total	$77,521	$39,001
Repurchase agreements in this portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.
Other short-term borrowings
At June 30, 2026 and December 31, 2025, other short-term borrowings consisted of $675.0 million and $650.0 million, respectively, in FHLB
Advances.
Notes Payable
The following table presents the composition of notes payable at June 30, 2026 and December 31, 2025.

(In thousands)	June 30, 2026	December 31, 2025
Advances with the FHLB with maturities ranging from 2026 through 2029 paying interest at monthly fixed rates ranging from 0.69% to 4.17%	114,620	164,620
Unsecured senior debt securities maturing on 2028 paying interest semiannually at a fixed rate of 7.25%, net of debt issuance costs of $2,723	397,277	396,558
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2026 to 2034 with fixed interest rates ranging from 6.13% to 6.56%, net of debt issuance costs of $221	198,413	198,399
Total notes payables	710,310	759,577
Note: Refer to the 2025 Form 10-K for rates information at December 31, 2025.

Table of Content
A breakdown of borrowings by contractual maturities at June 30, 2026 is included in the table below.

(In thousands)	Assets sold under agreements to repurchase	Short-term borrowings	Notes payable	Total
2026	$77,521	$675,000	$24,500	$777,021
2027	-	-	6,113	6,113
2029	-	-	441,627	441,627
2030	-	-	39,657	39,657
Later years	-	-	198,413	198,413
Total borrowings	$77,521	$675,000	$710,310	$1,462,831
At June 30, 2026 and December 31, 2025, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to $4.9 billion and $4.8 billion, respectively, of which $0.8 billion and $0.8 billion, respectively, were used. The FHLB borrowing facilities are collateralized with securities and loans held-in-portfolio, and do not have restrictive covenants or callable features.
Also, at June 30, 2026, the Corporation had borrowing facilities at the discount window of the Federal Reserve Bank of New York amounting to $11.9 billion (December 31, 2025 - $12.1 billion), which remained unused at June 30, 2026 and December 31, 2025. The facilities are a collateralized source of credit that is highly dependable even under difficult market conditions.
Note 13 - Other liabilities
The caption of other liabilities in the Consolidated Statements of Financial Condition consists of the following major categories:

(In thousands)	June 30, 2026	December 31, 2025
Accrued expenses	249,449	$321,203
Accrued interest payable	70,480	66,240
Accounts payable	107,464	78,998
Dividends payable	48,148	49,596
Trades payable	6,868	595,911
Liability for GNMA loans sold with an option to repurchase	8,821	8,734
Reserves for loan indemnifications	2,219	2,704
Reserve for operational losses	22,657	20,723
Operating lease liabilities	109,338	104,958
Finance lease liabilities	26,755	27,389
Pension benefit obligation	4,494	4,739
Postretirement benefit obligation	102,971	103,974
Others	83,685	75,348
Total other liabilities	843,349	$1,460,517

Table of Content
Note 14 - Other comprehensive income
The following table presents changes in accumulated other comprehensive income by component for the quarters and six months ended
June 30, 2026 and 2025.

	Changes in Accumulated Other Comprehensive Income (Loss) by Component [1]
		Quarters ended		Six months ended
		June 30,		June 30,
(In thousands)		2026	2025	2026	2025
Foreign currency translation	Beginning Balance	$(85,538)	$(78,011)	$(85,282)	$(71,365)
	Other comprehensive income	22,428	7,499	22,172	854
	Net change	22,428	7,499	22,172	854
	Ending balance	$(63,110)	$(70,512)	$(63,110)	$(70,511)
Adjustment of pension and postretirement benefit plans	Beginning Balance	$(89,744)	$(93,271)	$(91,155)	$(94,692)
	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	1,411	1,420	2,822	2,841
	Net change	1,411	1,420	2,822	2,841
	Ending balance	$(88,333)	$(91,851)	$(88,333)	$(91,851)
Unrealized net holding losses on debt securities	Beginning Balance	$(993,406)	$(1,318,705)	$(1,005,650)	$(1,495,183)
	Other comprehensive (loss) income before reclassifications	(49,647)	48,417	(74,904)	188,646
	Amounts reclassified from accumulated other comprehensive loss for amortization of net unrealized losses of debt securities transferred from available-for- sale to held-to-maturity	35,110	36,994	72,611	73,242
	Net change	(14,537)	85,411	(2,293)	261,888
	Ending balance	$(1,007,943)	$(1,233,294)	$(1,007,943)	$(1,233,295)
	Total accumulated other comprehensive loss	$(1,159,386)	$(1,395,657)	$(1,159,386)	$(1,395,657)
[1]All amounts presented are net of tax.
The following table presents the amounts reclassified out of each component of accumulated other comprehensive income during the quarters and six months ended June 30, 2026 and 2025.

	Reclassifications Out of Accumulated Other Comprehensive Loss
		Quarters ended		Six months ended
	Affected Line Item in the	June 30,		June 30,
(In thousands)	Consolidated Statements of Operations	2026	2025	2026	2025
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Other operating expenses	$(2,258)	$(2,272)	$(4,516)	$(4,545)
	Total before tax	(2,258)	(2,272)	(4,516)	(4,545)
	Income tax benefit	847	852	1,694	1,704
	Total net of tax	$(1,411)	$(1,420)	$(2,822)	$(2,841)
Unrealized net holding losses on debt securities
Amortization of unrealized net losses of debt securities transferred to held-to-maturity	Interest income from investment securities	$(43,886)	$(46,242)	$(90,762)	$(91,552)
	Total before tax	(43,886)	(46,242)	(90,762)	(91,552)
	Income tax benefit	8,776	9,248	18,151	18,310
	Total net of tax	$(35,110)	$(36,994)	$(72,611)	$(73,242)
	Total reclassification adjustments, net of tax	$(36,521)	$(38,414)	$(75,433)	$(76,083)

Table of Content
Note 15 - Guarantees
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
At June 30, 2026, the Corporation serviced $399.7 million (December 31, 2025 - $428.9 million) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third-party investor for the loss incurred. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and six months ended June 30, 2026, the
Corporation repurchased $0.1 million and $0.4 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (June 30, 2025 - $0.5 million and $0.8 million, respectively). In the event of nonperformance by the borrower, the
Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At June 30, 2026, the
Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $2.0 million (December 31, 2025 - $2.5 million).
From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale.
Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2026, the Corporation serviced $7.8 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2025 - $8.2 billion). The
Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs.
However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The
Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At June 30, 2026, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was $23.8 million (December 31, 2025 - $30.3 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its 100%
owned consolidated subsidiaries amounting to $94.3 million at June 30, 2026 and December 31, 2025, respectively. In addition, at both
June 30, 2026 and December 31, 2025, PIHC fully and unconditionally guaranteed on a subordinated basis $192.7 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 17 to the Consolidated Financial Statements in the 2025 Form 10-K for further information on the trust preferred securities.
Note 16 - Commitments and contingencies
Off-balance sheet risk
The Corporation is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financial needs of its customers. These financial instruments include loan commitments, letters of credit and standby letters of credit. These

Table of Content
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

(In thousands)	June 30, 2026	December 31, 2025
Commitments to extend credit:
Credit card lines	$7,001,118	$6,415,208
Commercial lines of credit	4,359,079	4,257,505
Construction lines of credit	1,068,649	1,197,319
Other consumer unused credit commitments	290,569	277,635
Commercial letters of credit	8,957	21,248
Standby letters of credit	134,686	111,554
Commitments to originate or fund mortgage loans	21,709	20,099
At June 30, 2026 and December 31, 2025, the Corporation maintained a reserve of $14.9 million and $14.4 million, respectively, for potential losses associated with unfunded loan commitments related to commercial and construction lines of credit.
Other commitments
At June 30, 2026 and December 31, 2025, the Corporation also maintained other non-credit commitments for $5.1 million and $6.8 million, respectively, primarily for the acquisition of other investments.
Business concentration
Since the Corporation’s business activities are concentrated primarily in Puerto Rico, its results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of the Corporation’s operations in Puerto Rico exposes it to greater risk than other banking companies with a wider geographic base. Its asset and revenue composition by geographical area is presented in Note 26 to the Consolidated Financial
Statements.
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
At June 30, 2026, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled
$464.1 million, of which $414.7 million were outstanding ($391.3 million and $342.9 million at December 31, 2025). The Corporation’s exposure at June 30, 2026 included up to $47.4 million in Automated Clearing House (“ACH”) transaction settlement exposure, none of which was outstanding. Of the amount outstanding, $407.6 million consists of loans and $7.1 million are securities ($333.2 million and $8.8 million at December 31, 2025). Substantially all of the amount outstanding at June 30, 2026 and December 31, 2025 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations" of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations" of a municipality, to which the applicable municipality has pledged other revenues. At June 30, 2026, approximately 81% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Guaynabo, Carolina and Caguas.
The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities as of June 30, 2026:

Table of Content

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
Within 1 year	$42	$-	$42	$47,442
Total Central Government	42	-	42	47,442
Municipalities
Within 1 year	2,720	11,574	14,294	16,294
After 1 to 5 years	3,910	126,585	130,495	130,495
After 5 to 10 years	450	238,424	238,874	238,874
After 10 years	-	30,991	30,991	30,991
Total Municipalities	7,080	407,574	414,654	416,654
Total Direct Government Exposure	$7,122	$407,574	$414,696	$464,096
In addition, at June 30, 2026, the Corporation had $199.7 million in loans insured or securities issued by Puerto Rico governmental entities but for which the principal source of repayment is non-governmental ($209.3 million at December 31, 2025). These included $164.9 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA’’), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2025 - $166.9 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had at June 30, 2026, $34.8 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default and upon the satisfaction of certain other conditions (December 31, 2025 - $35.5 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, a moratorium on such obligations has not been imposed as of the date hereof.
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
In addition, $2.7 billion of residential mortgages and $84.3 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at June 30, 2026 (compared to $2.5 billion and $80.5 million, respectively, at December 31, 2025). The Corporation also had
U.S. Treasury and obligations from the U.S. Government, its agencies or government sponsored entities within the portfolio of available-for-
sale and held-to-maturity securities as described in Note 5 and 6 to the Consolidated Financial Statements.
At June 30, 2026, the Corporation had operations in the United States Virgin Islands (the “USVI") and had $28.3 million in direct exposure to
USVI government entities (December 31, 2025 - $28.3 million). The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.
At June 30, 2026, the Corporation had operations in the British Virgin Islands (“BVI”) and it had a loan portfolio amounting to $197.6 million comprised of various retail and commercial clients, compared to a loan portfolio of $195.3 million at December 31, 2025. At June 30, 2026, the Corporation had no significant exposure to a single borrower in the BVI.
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

Table of Content
developments, as appropriate. For matters where a material loss is not probable, or the amount of the loss cannot be reasonably estimated, no accrual is established.
In certain cases, exposure to loss exists in excess of any accrual to the extent such loss is reasonably possible, but not probable.
Management believes and estimates that the range of reasonably possible losses (with respect to those matters where such limits may be determined in excess of amounts accrued) for current Legal Proceedings ranged from $0 to approximately $11.3 million as of June 30,
2026. In certain cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the Legal Proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current Legal Proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the Legal Proceedings, and the inherent uncertainty of the various potential outcomes of such Legal Proceedings.
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
Note 17 - Non-consolidated variable interest entities
The Corporation is involved with two statutory trusts which it created to issue trust preferred securities to the public. These trusts are deemed to be variable interest entities (“VIEs”) since the equity investors at risk have no substantial decision-making rights. The Corporation does not hold any variable interest in the trusts, and therefore, cannot be the trusts’ primary beneficiary. Furthermore, the Corporation concluded that it did not hold a controlling financial interest in these trusts since the decisions of the trusts are predetermined through the trust documents and the guarantee of the trust preferred securities is irrelevant since in substance the sponsor is guaranteeing its own debt.
Also, the Corporation is involved with various special purpose entities mainly in guaranteed mortgage securitization transactions, including
GNMA and FNMA. The Corporation has also engaged in securitization transactions with FHLMC, but considers its exposure in the form of servicing fees and servicing advances not to be significant at June 30, 2026. These special purpose entities are deemed to be VIEs since they lack equity investments at risk. The Corporation’s continuing involvement in these guaranteed loan securitizations includes owning certain beneficial interests in the form of securities as well as the servicing rights retained. The Corporation is not required to provide additional financial support to any of the variable interest entities to which it has transferred the financial assets. The mortgage-backed securities, to the extent retained, are classified in the Consolidated Statements of Financial Condition as available-for-sale or trading securities. The Corporation concluded that, essentially, these entities (FNMA and GNMA) control the design of their respective VIEs, dictate the quality and nature of the collateral, require the underlying insurance, set the servicing standards via the servicing guides and can change them at will, and can remove a primary servicer with cause, and without cause in the case of FNMA. Moreover, through their guarantee obligations, agencies (FNMA and GNMA) have the obligation to absorb losses that could be potentially significant to the VIE.
The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities and agency collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 16 to the Consolidated Financial Statements for additional information on the debt securities outstanding at June 30, 2026 and December 31, 2025, which are classified as available-for-sale and trading securities in the Consolidated
Statements of Financial Condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.
The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-
consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at
June 30, 2026 and December 31, 2025.

Table of Content

(In thousands)	June 30, 2026	December 31, 2025
Assets
Servicing assets:
Mortgage servicing rights	$72,882	$74,236
Total servicing assets	$72,882	$74,236
Other assets:
Servicing advances	$3,242	$3,385
Total other assets	$3,242	$3,385
Total assets	$76,124	$77,621
Maximum exposure to loss	$76,124	$77,621
The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $5.7 billion at June 30, 2026 (December 31, 2025 - $6.0 billion).
The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at June 30, 2026 and December 31, 2025, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.
ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at June 30, 2026.
Note 18 - Related party transactions
Centro Financiero BHD, S.A.
At June 30, 2026, the Corporation had a 15.63% equity interest in Centro Financiero BHD, S.A. (“BHD"), one of the largest banking and financial services groups in the Dominican Republic.
During the six months ended June 30, 2026, the Corporation recorded $52.5 million in equity pickup (June 30, 2025 - $13.0 million), including income of $30.4 million from BHD's net earnings (June 30, 2025 - $19.9 million) and $22.1 million recorded through Other
Comprehensive Income (June 30, 2025 - $(6.9) million) related to foreign currency translation adjustments and changes in the fair value of available for sale securities.
As of June 30, 2026, the investment in BHD had a carrying amount of $281.5 million (December 31, 2025 - $249.4 million) and the
Corporation received $20.4 million in cash dividend distributions during the six months ended June 30, 2026 (June 30, 2025 - $20.0 million).
Note 19 - Fair value measurement
ASC Subtopic 820-10 “Fair Value Measurements and Disclosures" establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels in order to increase consistency and comparability in fair value measurements and disclosures. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
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
•Level 3 - Inputs are unobservable and significant to the fair value measurement. Unobservable inputs reflect the Corporation’s own judgments about assumptions that market participants would use in pricing the asset or liability.
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

Table of Content
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
Fair Value on a Recurring and Nonrecurring Basis
The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025:

	At June 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Measured at NAV	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$10,040,663	$10,229,945	$-	$-	$20,270,608
Collateralized mortgage obligations - federal agencies	-	89,533	-	-	89,533
Mortgage-backed securities	-	4,431,815	357	-	4,432,172
Other	-	-	521	-	521
Total debt securities available-for-sale	$10,040,663	$14,751,293	$878	$-	$24,792,834
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$3,405	$349	$-	$-	$3,754
Obligations of Puerto Rico, States and political subdivisions	-	45	-	-	45
Collateralized mortgage obligations	-	514	-	-	514
Mortgage-backed securities	-	26,684	85	-	26,769
Other	-	-	89	-	89
Total trading account debt securities, excluding derivatives	$3,405	$27,592	$174	$-	$31,171
Equity securities	$-	$56,034	$-	$1,386	$57,420
Mortgage servicing rights	-	-	94,485	-	94,485
Loans held-for-sale	-	4,879	-	-	4,879
Derivatives	-	28,518	-	-	28,518
Total assets measured at fair value on a recurring basis	$10,044,068	$14,868,316	$95,537	$1,386	$25,009,307
Liabilities
Derivatives	$-	$(26,953)	$-	$-	$(26,953)
Total liabilities measured at fair value on a recurring basis	$-	$(26,953)	$-	$-	$(26,953)

Table of Content

	At December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Measured at NAV	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$6,576,313	$9,147,141	$-	$-	$15,723,454
Collateralized mortgage obligations - federal agencies	-	100,241	-	-	100,241
Mortgage-backed securities	-	4,750,122	405	-	4,750,527
Other	-	-	750	-	750
Total debt securities available-for-sale	$6,576,313	$13,997,504	$1,155	$-	$20,574,972
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$12,450	$10	$-	$-	$12,460
Obligations of Puerto Rico, States and political subdivisions	-	45	-	-	45
Collateralized mortgage obligations	-	567	-	-	567
Mortgage-backed securities	-	23,314	84	-	23,398
Other	-	-	99	-	99
Total trading account debt securities, excluding derivatives	$12,450	$23,936	$183	$-	$36,569
Equity securities	$-	$50,632	$-	$852	$51,484
Mortgage servicing rights	-	-	96,356	-	96,356
Loans held-for-sale	-	9,998	-	-	9,998
Derivatives	-	27,913	-	-	27,913
Total assets measured at fair value on a recurring basis	$6,588,763	$14,109,983	$97,694	$852	$20,797,292
Liabilities
Derivatives	$-	$(25,740)	$-	$-	$(25,740)
Total liabilities measured at fair value on a recurring basis	$-	$(25,740)	$-	$-	$(25,740)
Loans held-for-sale measured at fair value
Loans held-for-sale measured at fair value were priced based on secondary market prices. These loans are classified as Level 2.
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held-
for-sale measured under the fair value option as of June 30, 2026 and December 31, 2025.

(In thousands)	June 30, 2026
	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$4,879	$4,867	$12

(In thousands)	December 31, 2025
	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$9,998	$9,839	$159
No loans held-for-sale under the fair value option were 90 or more days past due or on non-accrual status as of June 30, 2026 and
December 31, 2025.
The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the six months ended June 30, 2026 and 2025 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Table of Content

Six months ended June 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans held-in-porfolio [1]	$-	$-	$17,111	$17,111	$(2,069)
Loans held-for-sale [2]	-	83,700	-	83,700	(71,300)
Other real estate owned [3]	-	-	2,992	2,992	(518)
Other foreclosed assets [3]	-	-	184	184	(36)
Total assets measured at fair value on a nonrecurring basis	$-	$83,700	$20,287	$103,987	$(73,923)
[1]Relates mainly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations. Costs to sell are excluded from the reported fair value amount.
[2]Relates to impaired commercial loan for which the Corporation has the intent to sell as of June 30, 2026.
[3]Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

Six months ended June 30, 2025

(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$-	$-	$4,361	$4,361	$(91)
Other real estate owned [2]	-	-	3,919	3,919	(1,573)
Other foreclosed assets [2]	-	-	162	162	(46)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$8,442	$8,442	$(1,710)
[1]Relates mainly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations. Costs to sell are excluded from the reported fair value amount.
[2]Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six months ended June 30, 2026 and 2025.

Quarters ended June 30, 2026
(In thousands)	MBS classified as debt securities available- for-sale	Other securities classified as debt securities available- for-sale	MBS classified as trading account debt securities	Other securities classified as trading account debt securities	Mortgage servicing rights	Total assets
Balance at March 31, 2026	$383	$750	$85	$95	$94,232	$95,545
Gains (losses) included in earnings	(1)	-	-	(6)	(232)	(239)
Additions	-	-	-	-	485	485
Settlements	(25)	(229)	-	-	-	(254)
Balance at June 30, 2026	$357	$521	$85	$89	$94,485	$95,537
Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2026	$-	$-	$-	$-	$2,005	$2,005

Table of Content

Six months ended June 30, 2026
(In thousands)	MBS classified as debt securities available- for-sale	Other securities classified as debt securities available- for-sale	MBS classified as trading account debt securities	Other securities classified as trading account debt securities	Mortgage servicing rights	Total assets
Balance at January 1, 2026	$405	$750	$84	$99	$96,356	$97,694
Gains (losses) included in earnings	-	-	1	(10)	(2,871)	(2,880)
Gains (losses) included in OCI	2	-	-	-	-	2
Additions	-	-	-	-	1,000	1,000
Settlements	(50)	(229)	-	-	-	(279)
Balance at June 30, 2026	$357	$521	$85	$89	$94,485	$95,537
Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2026	$-	$-	$1	$18	$1,532	$1,551

Quarter ended June 30, 2025
(In thousands)	MBS classified as debt securities available- for-sale	Other securities classified as debt securities available- for-sale	MBS classified as trading account debt securities	Other securities classified as trading account debt securities	Mortgage servicing rights	Total assets
Balance at March 31, 2025	$457	$750	$84	$127	$104,743	$106,161
Gains (losses) included in earnings	-	-	-	(5)	(1,954)	(1,959)
Gains (losses) included in OCI	-	-	-	-	-	-
Additions	-	-	-	-	288	288
Settlements	(25)	-	-	-	-	(25)
Balance at June 30, 2025	$432	$750	$84	$122	$103,077	$104,465
Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2025	$-	$-	$-	$8	$348	$356

Six months ended June 30, 2025
(In thousands)	MBS classified as debt securities available- for-sale	Other securities classified as debt securities available- for-sale	CMOs classified as trading account debt securities	MBS classified as trading account securities	Other securities classified as trading account debt securities	Mortgage servicing rights	Total assets
Balance at January 1, 2025	$484	$2,250	$-	$84	$133	$108,103	$111,054
Gains (losses) included in earnings	-	-	-	-	(11)	(5,524)	(5,535)
Gain (losses) included in OCI	(2)						(2)
Additions	-	-	-	-	-	498	498
Settlements	(50)	-	-	-	-	-	(50)
Transfers out of Level 3	$-	$(1,500)	$-	$-	$-	$-	$(1,500)
Balance at June 30, 2025	$432	$750	$-	$84	$122	$103,077	$104,465
Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2025	$-	$-	$-	$-	$16	$(977)	$(961)
Gains and losses (realized and unrealized) included in earnings for the quarters and six months ended June 30, 2026 and 2025 for Level 3 assets and liabilities included in the previous tables are reported in the Consolidated Statements of Operations as follows:

	Quarter ended June 30, 2026		Six months ended June 30, 2026
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Mortgage banking activities	$(232)	$2,005	$(2,871)	$1,532
Trading account profit (loss)	(6)	-	(9)	19
Total	$(238)	$2,005	$(2,880)	$1,551

Table of Content

	Quarter ended June 30, 2025		Six months ended June 30, 2025
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Mortgage banking activities	$(1,954)	$348	$(5,524)	$(977)
Trading account profit (loss)	(5)	8	(11)	16
Provision for credit losses	-	-	-	-
Total	$(1,959)	$356	$(5,535)	$(961)
The following tables include quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources at June 30, 2026 and 2025.

(In thousands)	Fair value at June 30, 2026		Valuation technique	Unobservable inputs	Weighted average (range) [1]
Other - trading	$89		Discounted cash flow model	Weighted average life	2 years
				Yield	12.0%
				Prepayment speed	10.8%
Loans held-in-portfolio	$17,111	[2]	External appraisal	Haircut applied on
				external appraisals	23.8% (5.0% - 35.0%)
[1]Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.

(In thousands)	Fair value at June 30, 2025		Valuation technique	Unobservable inputs	Weighted average (range) [1]
Other - trading	$122		Discounted cash flow model	Weighted average life	2 years
				Yield	12.0%
				Prepayment speed	10.8%
Loans held-in-portfolio	$4,361	[2]	External appraisal	Haircut applied on
				external appraisals	5.0%
[1]Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.

Note 20 - Fair value of financial instruments
The fair value of financial instruments is the amount at which an asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. For those financial instruments with no quoted market prices available, fair values have been estimated using present value calculations or other valuation techniques, as well as management’s best judgment with respect to current economic conditions, including discount rates, estimates of future cash flows, and prepayment assumptions. Many of these estimates involve various assumptions and may vary significantly from amounts that could be realized in actual transactions.
The fair values reflected herein have been determined based on the prevailing rate environment at June 30, 2026 and December 31, 2025, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value.
The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

Table of Content

	June 30, 2026
	Carrying				Measured
(In thousands)	amount	Level 1	Level 2	Level 3	at NAV	Fair value
Financial Assets:
Cash and due from banks	$365,013	$365,013	$-	$-	$-	$365,013
Money market investments	4,555,489	4,545,508	9,981	-	-	4,555,489
Trading account debt securities, excluding derivatives [1]	31,168	3,405	27,590	173	-	31,168
Debt securities available-for-sale [1]	24,792,835	10,040,663	14,751,294	878	-	24,792,835
Debt securities held-to-maturity:
U.S. Treasury securities	$6,154,728	$-	$6,133,383	$-	$-	$6,133,383
Obligations of Puerto Rico, States and political subdivisions	35,619	-	-	36,338	-	36,338
Collateralized mortgage obligation-federal agency	1,483	-	1,295	-	-	1,295
Securities in wholly owned statutory business trusts	5,960	-	5,960	-	-	5,960
Total debt securities held-to-maturity	$6,197,790	$-	$6,140,638	$36,338	$-	$6,176,976
Equity securities:
FHLB stock	$67,428	$-	$67,428	$-	$-	$67,428
FRB stock	104,788	-	104,788	-	-	104,788
Other investments	64,458	-	56,041	7,068	1,386	64,495
Total equity securities	$236,674	$-	$228,257	$7,068	$1,386	$236,711
Loans held-for-sale	$88,579	$-	$88,579	$-	$-	$88,579
Loans held-in-portfolio	38,965,030	-	-	38,117,234	-	38,117,234
Mortgage servicing rights	94,485	-	-	94,485	-	94,485
Derivatives	28,518	-	28,518	-	-	28,518

	June 30, 2026
	Carrying				Measured
(In thousands)	amount	Level 1	Level 2	Level 3	at NAV	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$60,328,037		$60,328,037	$-	$-	$60,328,037
Time deposits	9,905,078		9,672,021	-	-	9,672,021
Total deposits	$70,233,115	$-	$70,000,058	$-	$-	$70,000,058
Assets sold under agreements to repurchase	$77,521	$-	$106,441	$-	$-	$106,441
Other short-term borrowings [2]	675,000	-	675,000	-	-	$675,000
Notes payable:
FHLB advances	$114,620	$-	$112,942	$-	$-	$112,942
Unsecured senior debt securities	397,277	-	414,004	-	-	414,004
Junior subordinated deferrable interest debentures (related to trust preferred securities)	198,413	-	198,452	-	-	198,452
Total notes payable	$710,310	$-	$725,398	$-	$-	$725,398
Derivatives	$26,953	$-	$26,953	$-	$-	$26,953
[1]Refer to Note 19 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]Refer to Note 12 to the Consolidated Financial Statements for the composition of other short-term borrowings.

Table of Content

	December 31, 2025
	Carrying				Measured
(In thousands)	amount	Level 1	Level 2	Level 3	at NAV	Fair value
Financial Assets:
Cash and due from banks	$402,755	$402,755	$-	$-	$-	$402,755
Money market investments	4,626,506	4,616,272	10,234	-	-	4,626,506
Trading account debt securities, excluding derivatives [1]	36,569	12,450	23,936	183	-	36,569
Debt securities available-for-sale [1]	20,574,972	6,576,313	13,997,504	1,155	-	20,574,972
Debt securities held-to-maturity:
U.S. Treasury securities	$7,268,967	$-	$7,309,991	$-	$-	$7,309,991
Obligations of Puerto Rico, States and political subdivisions	45,295	-	6,766	39,564	-	46,330
Collateralized mortgage obligation-federal agency	1,495	-	1,306	-	-	1,306
Securities in wholly owned statutory business trusts	5,960	-	5,960	-	-	5,960
Total debt securities held-to-maturity	$7,321,717	$-	$7,324,023	$39,564	$-	$7,363,587
Equity securities:
FHLB stock	$68,422	$-	$68,422	$-	$-	$68,422
FRB stock	102,665	-	102,665	-	-	102,665
Other investments	58,761	-	50,632	7,817	852	59,301
Total equity securities	$229,848	$-	$221,719	$7,817	$852	$230,388
Loans held-for-sale	$9,998	$-	$9,998	$-	$-	$9,998
Loans held-in-portfolio	38,519,462	-	-	37,858,044	-	37,858,044
Mortgage servicing rights	96,356	-	-	96,356	-	96,356
Derivatives	27,913	-	27,913	-	-	27,913

	December 31, 2025
	Carrying				Measured
(In thousands)	amount	Level 1	Level 2	Level 3	at NAV	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$56,710,732	$-	$56,710,732	$-	$-	$56,710,732
Time deposits	9,479,361	-	9,305,980	-	-	9,305,980
Total deposits	$66,190,093	$-	$66,016,712	$-	$-	$66,016,712
Assets sold under agreements to repurchase	$39,001	$-	$39,004	$-	$-	$39,004
Other short-term borrowings [2]	650,000	-	650,000	-	-	650,000
Notes payable:
FHLB advances	$164,620	$-	$163,417	$-	$-	$163,417
Unsecured senior debt securities	396,558	-	419,300	-	-	419,300
Junior subordinated deferrable interest debentures (related to trust preferred securities)	198,399	-	191,909	-	-	191,909
Total notes payable	$759,577	$-	$774,626	$-	$-	$774,626
Derivatives	$25,740	$-	$25,740	$-	$-	$25,740
[1]Refer to Note 19 to the Consolidated Financial Statements for the fair value by class of financial asset and its hierarchy level.
[2]Refer to Note 12 to the Consolidated Financial Statements for the composition of other short-term borrowings.

Refer to Note 16 to the Consolidated Financial Statements for the notional amount of commitments to extend credit, which represents the unused portion of credit facilities granted to customers, and letters of credit, which represent the contractual amount that is required to be paid in the event of nonperformance, at June 30, 2026 and December 31, 2025. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Table of Content
Note 21 - Net income per common share
The following table sets forth the computation of net income per common share (“EPS"), basic and diluted, for the quarters and six months ended June 30, 2026 and 2025:

	Quarters ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2026	2025	2026	2025
Net income	$278,214	$210,440	$523,888	$387,942
Preferred stock dividends	(353)	(353)	(706)	(706)
Net income applicable to common stock	$277,861	$210,087	$523,182	$387,236
Average common shares outstanding	63,880,929	68,050,361	64,347,094	68,661,851
Average potential dilutive common shares	34,881	29,288	36,618	25,808
Average common shares outstanding - assuming dilution	63,915,810	68,079,649	64,383,712	68,687,659
Basic EPS	$4.35	$3.09	$8.13	$5.64
Diluted EPS	$4.35	$3.09	$8.13	$5.64
For the quarters and six months ended June 30, 2026 and 2025, the Corporation calculated the impact of potential dilutive common shares under the treasury stock method, consistent with the method used for the preparation of the financial statements for the year ended
December 31, 2025. For a discussion of the calculation under the treasury stock method, refer to Note 30 of the Consolidated Financial
Statements included in the 2025 Form 10-K.
Note 22 - Revenue from contracts with customers
The following table presents the Corporation’s revenue streams from contracts with customers by reportable segment for the quarters and six months ended June 30, 2026 and 2025.

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2026		2026
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	36,398	$2,639	$72,459	$5,344
Other service fees:
Debit card fees	31,293	245	61,078	469
Insurance fees, excluding reinsurance	8,663	2,076	16,583	4,767
Credit card fees, excluding late fees and membership fees	30,134	353	57,320	699
Sale and administration of investment products	9,998	-	20,185	-
Trust fees	8,070	-	15,818	-
Total revenue from contracts with customers [1]	$124,556	$5,313	$243,443	$11,279
[1]The amounts include intersegment transactions of $0.4 million and $0.8 million, respectively, for the quarter and six months ended June 30, 2026.

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2025		2025
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$36,194	$2,632	$72,650	$5,230
Other service fees:
Debit card fees	27,707	211	53,941	409
Insurance fees, excluding reinsurance	8,719	2,223	16,400	3,910
Credit card fees, excluding late fees and membership fees [2]	28,145	334	53,530	739
Sale and administration of investment products	9,058	-	18,031	-
Trust fees	6,879	-	13,510	-
Total revenue from contracts with customers [1]	$116,702	$5,400	$228,062	$10,288
[1]The amounts include intersegment transactions of $0.6 million and $1.2 million, respectively, for the quarter and six months ended June 30, 2025.

Revenue from contracts with customers is recognized when, or as, the performance obligations are satisfied by the Corporation by transferring the promised services to the customers based on ASC Topic 606 Revenue from Contracts with Customers. Revenue streams identified from contracts with customers, as listed above, will have certain timing for recognition based on the nature of the contract including when the obligation is satisfied and/or services are rendered. Service charges on deposit accounts, debit card fees, and credit card fees are recognized at a point in time, upon the occurrence of an activity or an event. Interchange fees on debit and credit card transactions are recognized upon settlement of the payment transaction. For more details over nature and timing of revenue streams from

Table of Content
contracts with customers refer to Note 31 on the 2025 Form 10-K for a complete description of the nature and timing of revenue streams from contracts with customers.
Note 23 - Stock-based compensation
Incentive Plan
On May 12, 2020, the stockholders of the Corporation approved the Popular, Inc. 2020 Omnibus Incentive Plan, which permits the
Corporation to issue several types of stock-based compensation to employees and directors of the Corporation and/or any of its subsidiaries
(the “2020 Incentive Plan"). The 2020 Incentive Plan replaced the Popular, Inc. 2004 Omnibus Incentive Plan, which was in effect prior to the adoption of the 2020 Incentive Plan (the “2004 Incentive Plan" and, together with the 2020 Incentive Plan, the “Incentive Plan").
Participants under the Incentive Plan are designated by the Talent and Compensation Committee of the Board of Directors (or its delegate, as determined by the Board). Under the Incentive Plan, the Corporation has issued restricted stock and performance shares to its employees and restricted stock and restricted stock units (“RSUs”) to its directors.
The restricted stock granted under the Incentive Plan to employees becomes vested based on the employees’ continued service with
Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock granted prior to
2021 was determined based on a two-prong vesting schedule. These grants include ratable vesting over five or four years commencing at the date of grant (the "graduated vesting portion") with a portion vested at termination of employment after attainment of 55 years of age and
10 years of service or 60 years of age and 5 years of service (the "retirement vesting portion”). The graduated vesting portion is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service.
Restricted stock granted on or after 2021 have ratable vesting in equal annual installments over a period of 4 years or 3 years, depending on the classification of the employee. The vesting schedule is accelerated at termination of employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service.
The performance share awards granted under the Incentive Plan consist of the opportunity to receive shares of Popular, Inc.’s common stock provided that the Corporation achieves certain goals during a three-year performance cycle. The goals are based on two metrics weighted equally: the Relative Total Shareholder Return (“TSR") and the Absolute Return on Average Tangible Common Equity (“ROTCE”).
The TSR metric is a market condition under ASC Topic 718. For equity settled awards based on market conditions, the fair value is determined as of the grant date and is not subsequently revised based on actual performance. The ROTCE metric is a performance condition under ASC Topic 718. For equity settled awards based on a performance condition, the fair value is determined based on the probability of achieving the ROTCE goal as of each reporting period. The TSR and ROTCE metrics are equally weighted and work independently. The number of shares that will ultimately vest ranges from 50% to a 150% target based on both market (TSR) and performance (ROTCE) conditions. The performance shares vest at the end of the three-year performance cycle. If a participant terminates employment after attaining the earlier of 55 years of age and 10 years of service or 60 years of age and 5 years of service, the performance shares shall continue outstanding and vest at the end of the performance cycle.
The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2024	247,908	$66.86
Granted	226,259	100.35
Performance Shares Quantity Adjustment	55,517	91.18
Vested	(293,939)	90.00
Forfeited	(8,787)	66.53
Non-vested at December 31, 2025	226,958	$76.13
Granted	138,840	$147.46
Performance Shares Quantity Adjustment	22,293	$119.19
Vested	(200,701)	$104.83
Forfeited	(1,258)	$91.51
Non-vested at June 30, 2026	186,132	$107.91
During the quarter ended June 30, 2026, 60,625 shares of restricted stock (June 30, 2025 – 121,649) were awarded to management under the Incentive Plan. During the quarters ended June 30, 2026 and 2025, no performance shares were awarded to management under the
Incentive Plan. During the six months ended June 30, 2026, 103,020 shares of restricted stock (June 30, 2025 – 194,268) and 35,820 performance shares (June 30, 2025 - 47,494) were awarded to management under the Incentive Plan.

Table of Content
During the quarter ended June 30, 2026, the Corporation recognized $4.9 million of restricted stock expense related to management incentive awards, with a tax benefit of $1.2 million (June 30, 2025 - $6.9 million, with a tax benefit of $1.0 million). For the six months ended
June 30, 2026, the Corporation recognized $10.8 million of restricted stock expense related to management incentive awards, with a tax benefit of $1.8 million (June 30, 2025 - $14.4 million, with a tax benefit of $1.6 million). For the six months ended June 30, 2026, the fair market value of the restricted stock and performance shares vested was $23.3 million on the grant date and $44.0 million at vesting date.
This differential triggers a windfall of $7.6 million that was recorded as a reduction to income tax expense. During the quarter ended
June 30, 2026, the Corporation recognized $1.4 million of performance shares expense, with a tax benefit of $98 thousand due to performance shares target adjustment (June 30, 2025 - $0.8 million, with a tax benefit of $61 thousand). For the six months ended June 30,
2026, the Corporation recognized $5.3 million of performance shares expense, with a tax benefit of $0.3 million (June 30, 2025 - $4.2 million, with a tax benefit of $0.5 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at June 30, 2026 was $18.3 million and is expected to be recognized over a weighted-
average period of 1.53.
The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	RSUs / Restricted stock	Weighted-Average Grant Date Fair Value per Unit
Non-vested at December 31, 2024	-	$-
Granted	24,476	101.33
Vested	(5,363)	104.33
Forfeited	-	-
Non-vested at December 31, 2025	19,113	$100.49
Granted	14,235	146.16
Vested	(4,941)	140.81
Forfeited	-	-
Non-vested at June 30, 2026	28,407	$116.36
The equity awards granted to members of the Board of Directors of Popular, Inc. (the “Directors") after May 2025 will vest and become non-
forfeitable on the first anniversary of the grant date of such award. Equity awards granted to the Directors may be paid in either common stock or RSUs, at each Director’s election. If RSUs are elected, the Directors may defer the delivery of the shares of common stock underlying the RSUs award until their retirement. To the extent that cash dividends are paid on the Corporation’s outstanding common stock, the Directors will receive an additional number of RSUs that reflect a reinvested dividend equivalent
During the quarter ended June 30, 2026, 12,163 RSUs and 906 shares of restricted stock were granted to the Directors (June 30, 2025 -
17,816 RSUs and 2,688 shares of restricted stock) and the Corporation recognized $0.5 million of expense related to these shares with a tax benefit of $86 thousand (June 30, 2025 - $0.4 million with a tax benefit of $84 thousand). For the six months ended June 30, 2026, the
Corporation granted 13,329 RSUs and 906 shares of restricted stock to the Directors (June 30, 2025 - 19,362 RSUs and 2,688 shares of unrestricted stock) and the Corporation recognized $1.1 million of expense related to these shares, with a tax benefit of $0.2 million,
(June 30, 2025 - $0.7 million, with a tax benefit of $0.1 million).  For the six months ended June 30, 2026, the fair market value of the restricted stock and performance shares vested was $0.4 million on the grant date and $0.8 million at vesting date. This differential triggers a windfall of $0.2 million that was recorded as a reduction to income tax expense.
Note 24 - Income taxes
For the quarter ended June 30, 2026, the Corporation recorded income tax expense of $45.7 million, a decrease of $2.2 million from $47.9 million in the comparable 2025 period.  The effective tax rate ("ETR") decreased to 14.1% from 18.5%.  For the six-month period ended
June 30, 2026, income tax expense was $92.7 million, consistent with the $92.9 million reported for the same period in 2025.  The ETR decreased to 15.0% from 19.3% for the first six months of 2025.  The lower ETR for both the quarter and six month periods were driven by higher exempt income and other tax benefits, including the vesting of stock awards, the purchase of tax credits, and income subject to preferential income tax rates.  The Puerto Rico statutory tax rate is 37.5% for both periods.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation’s deferred tax assets and liabilities at June 30, 2026, and
December 31, 2025, were as follows:

Table of Content

	June 30, 2026
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$7,318	$61,577	$68,895
Net operating loss and other carryforward available	67,396	542,842	610,238
Postretirement and pension benefits	29,371	-	29,371
Allowance for credit losses	325,466	29,215	354,681
Depreciation	8,528	8,036	16,564
FDIC-assisted transaction	152,665	-	152,665
Lease liability	31,121	18,353	49,474
Unrealized net loss on investment securities	160,070	15,108	175,178
Mortgage Servicing Rights	14,597	-	14,597
Other temporary differences	31,753	7,230	38,983
Total gross deferred tax assets	828,285	682,361	1,510,646
Deferred tax liabilities:
Intangibles	97,484	57,329	154,813
Right of use assets	28,352	16,685	45,037
Deferred loan origination fees/cost	16,568	2,171	18,739
Loans acquired	17,305	-	17,305
Other temporary differences	9,715	429	10,144
Total gross deferred tax liabilities	169,424	76,614	246,038
Valuation allowance	83,979	386,586	470,565
Net deferred tax asset	$574,882	$219,161	$794,043

	December 31, 2025
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$7,318	$46,632	$53,950
Net operating loss and other carryforward available	59,578	568,156	627,734
Postretirement and pension benefits	29,453	-	29,453
Allowance for credit losses	255,017	28,465	283,482
Deferred loan origination fees/cost	7,205	(2,474)	4,731
Depreciation	8,422	7,899	16,321
FDIC-assisted transaction	152,665	-	152,665
Lease liability	27,382	17,758	45,140
Unrealized net loss on investment securities	160,809	12,850	173,659
Difference in outside basis from pass-through entities	54,457	-	54,457
Mortgage Servicing Rights	15,375	-	15,375
Other temporary differences	26,347	7,586	33,933
Total gross deferred tax assets	804,028	686,872	1,490,900
Deferred tax liabilities:
Intangibles	92,797	55,760	148,557
Right of use assets	24,846	15,875	40,721
Loans acquired	17,053	-	17,053
Other temporary differences	7,082	429	7,511
Total gross deferred tax liabilities	141,778	72,064	213,842
Valuation allowance	78,153	386,587	464,740
Net deferred tax asset	$584,097	$228,221	$812,318
The net deferred tax assets shown in the table above at June 30, 2026, is reflected in the Consolidated Statements of Financial Condition
as $794.7 million in net deferred tax assets in the “Other assets" caption (December 31, 2025 - $814.2 million) and $649 thousand in deferred tax liabilities in the “Other liabilities" caption (December 31, 2025 - $1.9 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation in their respective tax jurisdiction, Puerto Rico or the United States.
At June 30, 2026, the net deferred tax assets of the U.S. operations, before valuation allowance, amounted to $605.8 million.  After considering the valuation allowance of $386.6 million, the total net deferred tax assets amounted to $219.2 million.  The U.S. Operations have generated taxable income each of the last three years. The financial results for the six-months period of 2026 continue to show an upward trend similar to 2024 and 2025. These financial results are objectively verifiable positive evidence. Additionally, the Corporation considered as negative evidence inconsistency in performance trends, including lower than anticipated results in recent periods. Also, management considered the uncertainty in predicting future taxable income, given the impact of external factors such as changes in

Table of Content
macroeconomic conditions, geopolitical issues, and shifts in monetary policy. In addition, management evaluated the expiration period of the
NOLs carried forward which begin to expire in 2028.  Since the Corporation evaluates the realization of the deferred tax assets by taxing jurisdiction on a quarterly basis, as additional information becomes available and performance indicators evolve, the weight assigned to factors considered in the assessment could change.
At June 30, 2026, after weighting all positive and negative evidence, the Corporation concluded that it is more likely than not that $219.2 million of the deferred tax assets from the U.S. operations, comprised mainly of net operating losses, will be realized. The Corporation based this determination on its estimated taxable income available to realize the deferred tax assets for the remaining carryforward periods, together with the historical level of book income adjusted by permanent differences and taxable income. Management will continue to monitor and review the U.S. operation’s results, including recent earnings trends, pre-tax earnings forecasts, new tax initiatives, and performance indicators, such as net income versus forecast, targeted loan growth, net interest income margin, changes in deposit costs, allowance for credit losses, charge-offs, NPLs inflows, and NPA balances. Significant changes, or a combination of changes, could positively or negatively impact the amount of deferred tax assets to be realized in the future.
At June 30, 2026, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $658.9 million. The
Corporation’s Puerto Rico Banking operation has a historical record of profitability. This is considered as strong objectively verifiable positive evidence that outweighs any negative evidence considered by management in the evaluation of the realization of the deferred tax assets.
Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax assets of the Puerto Rico Banking operations will be realized.
The Holding Company operation has been in a cumulative loss position. Management expects these losses will be a trend in future years.
This objectively verifiable negative evidence is considered by Management strong negative evidence that suggests that income in future years will be insufficient to support the realization of all deferred tax assets. After weighting of all positive and negative evidence
Management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax assets. Accordingly, the Corporation has maintained a valuation allowance on the deferred tax assets of $84.0 million as of June 30, 2026.
The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At June 30, 2026, the following years remain subject to examination in the U.S. Federal jurisdiction,
2022 and thereafter; and in the Puerto Rico jurisdiction, 2019 and thereafter.
Note 25 - Supplemental disclosure on the consolidated statements of cash flows
Additional disclosures on cash flow information and non-cash activities for the six months ended June 30, 2026 and June 30, 2025 are listed in the following table:

(In thousands)	June 30, 2026	June 30, 2025
Non-cash activities:
Loans transferred to other real estate	$21,158	$14,006
Loans transferred to other property	42,288	45,065
Total loans transferred to foreclosed assets	63,446	59,071
Loans transferred to other assets	17,991	26,604
Financed sales of other real estate assets	1,252	2,580
Financed sales of other foreclosed assets	28,861	29,089
Total financed sales of foreclosed assets	30,113	31,669
Financed sale of premises and equipment	26,570	29,727
Transfers from loans held-in-portfolio to loans held-for-sale	95,495	2,662
Transfers from loans held-for-sale to loans held-in-portfolio	804	1,224
Loans securitized into investment securities [1]	21,403	6,852
Trades receivable from brokers and counterparties	6,868	22
Trades payable to brokers and counterparties	6,868	593,949
Net change in receivables from investments maturities	-	14,377
Recognition of mortgage servicing rights on securitizations or asset transfers	1,000	498
Loans booked under the GNMA buy-back option	8,702	3,339
Capitalization of lease right of use asset	17,888	9,143
[1]Includes loans securitized into trading securities and subsequently sold before quarter end.

Table of Content
The following table provides a reconciliation of cash and due from banks, and restricted cash reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

(In thousands)	June 30, 2026	June 30, 2025
Cash and due from banks	$359,049	$394,211
Restricted cash and due from banks	5,964	6,420
Restricted cash in money market investments	9,981	10,371
Total cash and due from banks, and restricted cash [2]	$374,994	$411,002
[2]Refer to Note 4 - Restrictions on cash and due from banks and certain securities for nature of restrictions.

Note 26 - Segment reporting
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
The chief operating decision maker (“CODM”) of the Corporation is the Chief Executive Officer (“CEO") who utilizes net income as one of the segment profitability measures, to evaluate the performance of each reportable segment and assess where to allocate resources effectively. The CEO receives profitability reports that include net income per segment, net interest income and other income and expense categories. The CODM uses the segment’s net income and components of net income, including segment revenues and expenses to assess performance and to manage important aspects by each reportable segments, such as human capital, investment in technology, making budget allocations, as well as other strategic decisions.
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
The tables that follow present the results of operations and total assets by reportable segments:

Table of Content

2026
For the quarter ended June 30, 2026
(In thousands)	BPPR	Popular U.S.	Intersegment Eliminations
Interest income	$779,759	$201,358	$-
Interest expense	189,836	88,282	-
Net interest income	589,923	113,076	-
Provision for credit losses	63,156	2,752	-
Non-interest income	155,700	7,296	(22)
Personnel costs	165,537	27,461	(22)
Professional fees	14,075	1,751	-
Technology and software expenses	67,349	11,008	-
Processing and transactional services	36,695	533	-
Amortization of intangibles	239	145	-
Depreciation expense	11,886	2,146	-
Other operating expenses [1]	122,034	23,697	-
Total operating expenses	417,815	66,741	(22)
Income before income tax	264,652	50,879	-
Income tax expense	31,748	14,293	-
Net income	$232,904	$36,586	$-
Segment assets	$63,517,017	$15,032,815	$(38,964)
[1] Other operating expenses includes net occupancy expenses, equipment expense, excluding depreciation, other operating taxes, communications expense, business promotion expenses, deposit insurance costs and OREO expenses.

For the quarter ended June 30, 2026
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Interest income	$981,117	$1,144	$(622)	$981,639
Interest expense	278,118	10,724	(622)	288,220
Net interest income (expense)	702,999	(9,580)	-	693,419
Provision for credit losses (benefit)	65,908	(35)	-	65,873
Non-interest income	162,974	18,354	(783)	180,545
Personnel costs	192,976	36,084	(29)	229,031
Professional fees	15,826	8,977	(319)	24,484
Technology and software expenses	78,357	12,614	-	90,971
Processing and transactional services	37,228	38	-	37,266
Amortization of intangibles	384	-	-	384
Depreciation expense	14,032	376	-	14,408
Other operating expenses [1]	145,731	(57,802)	(343)	87,586
Total operating expenses	484,534	287	(691)	484,130
Income before income tax	315,531	8,522	(92)	323,961
Income tax expense	46,041	(294)	-	45,747
Net income	$269,490	$8,816	$(92)	$278,214
Segment assets	$78,510,868	$5,690,030	$(5,228,598)	$78,972,300
[1] Other operating expenses includes net occupancy expenses, equipment expense, excluding depreciation, other operating taxes, communications expense, business promotion expenses, deposit insurance costs and OREO expenses.

Table of Content

For the six months ended June 30, 2026
(In thousands)	BPPR	Popular U.S.	Intersegment Eliminations
Interest income	$1,528,260	$399,606	$-
Interest expense	370,391	174,823	-
Net interest income	1,157,869	224,783	-
Provision for credit losses	136,689	5,135	-
Non-interest income	300,477	15,248	(43)
Personnel costs	318,171	52,608	(43)
Professional fees	26,041	4,400	-
Technology and software expenses	133,070	20,542	-
Processing and transactional services	75,152	1,140	-
Amortization of intangibles	479	289	-
Depreciation expense	22,852	4,335	-
Other operating expenses [1]	244,359	48,986	-
Total operating expenses	820,124	132,300	(43)
Income before income tax	501,533	102,596	-
Income tax expense	64,259	29,045	-
Net income	$437,274	$73,551	$-
Segment assets	$63,517,017	$15,032,815	$(38,964)

For the six months ended June 30, 2026
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Interest income	$1,927,866	$2,470	$(1,481)	$1,928,855
Interest expense	545,214	21,523	(1,481)	565,256
Net interest income (expense)	1,382,652	(19,053)	-	1,363,599
Provision for credit losses (benefit)	141,824	(65)	-	141,759
Non-interest income	315,682	32,198	(1,709)	346,171
Personnel costs	370,736	74,422	(58)	445,100
Professional fees	30,441	20,324	(728)	50,037
Technology and software expenses	153,612	26,498	-	180,110
Processing and transactional services	76,292	61	-	76,353
Amortization of intangibles	768	-	-	768
Depreciation expense	27,187	759	-	27,946
Operating expenses [1]	293,345	(121,464)	(755)	171,126
Total operating expenses	952,381	600	(1,541)	951,440
Income before income tax	604,129	12,610	(168)	616,571
Income tax expense	93,304	(621)	-	92,683
Net income (loss)	$510,825	$13,231	$(168)	$523,888
Segment assets	$78,510,868	$5,690,030	$(5,228,598)	$78,972,300
[1] Other operating expenses includes net occupancy expenses, equipment expense, excluding depreciation, other operating taxes, communications expense, business promotion expenses, deposit insurance costs and OREO expenses.

.

Table of Content

2025
For the quarter ended June 30, 2025
(In thousands)	BPPR	Popular U.S.	Intersegment Eliminations
Interest income	$748,712	$195,668	$(1,041)
Interest expense	210,237	93,474	(1,041)
Net interest income	538,475	102,194	-
Provision for credit losses (benefit)	42,452	6,532	-
Non-interest income	145,685	7,421	-
Personnel costs	164,794	27,387	-
Professional fees	13,025	2,450	-
Technology and software expenses	64,226	10,345	-
Processing and transactional services	37,276	582	-
Amortization of intangibles	240	145	-
Depreciation expense	10,344	2,266	-
Other operating expenses[1]	132,004	28,021	-
Total operating expenses	421,909	71,196	-
Income before income tax	219,799	31,887	-
Income tax expense	35,256	9,280	-
Net income	$184,543	$22,607	$-
Segment assets	$60,926,458	$14,865,364	$(120,633)

For the quarter ended June 30, 2025
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Interest income	943,339	1,578	(1,045)	943,872
Interest expense	302,670	10,698	(1,045)	312,323
Net interest income (expense)	$640,669	$(9,120)	$-	$631,549
Provision for credit losses (benefit)	48,984	(43)	-	48,941
Non-interest income	153,106	16,107	(736)	168,477
Personnel costs	192,181	37,174	-	229,355
Professional fees	15,475	12,887	(254)	28,108
Technology and software expenses	74,571	10,125	-	84,696
Processing and transactional services	37,858	3	-	37,861
Amortization of intangibles	385	-	-	385
Depreciation expense	12,610	429	-	13,039
Other operating expenses[1]	160,025	(60,181)	(527)	99,317
Total operating expenses	493,105	437	(781)	492,761
Income before income tax	251,686	6,593	45	258,324
Income tax expense (benefit)	44,536	3,277	71	47,884
Net income	$207,150	$3,316	$(26)	$210,440
Segment assets	$75,671,189	$5,786,893	$(5,392,992)	$76,065,090
[1]Other operating expenses includes net occupancy expenses, equipment expense, excluding depreciation, other operating taxes, communications expense, business promotion expenses, deposit insurance costs and OREO expenses.

Table of Content

For the six months ended June 30, 2025
(In thousands)	BPPR	Popular U.S.	Intersegment Eliminations
Interest income	$1,480,600	$382,060	$(2,722)
Interest expense	420,233	186,924	(2,722)
Net interest income	1,060,367	195,136	-
Provision for credit losses	95,964	17,142	-
Non-interest income	283,190	13,564	-
Personnel costs	316,078	52,829	-
Professional fees	26,084	5,189	-
Technology and software expenses	128,377	20,433	-
Processing and transactional services	74,455	1,179	-
Amortization of intangibles	582	400	-
Depreciation expense	20,038	4,463	-
Other operating expenses [1]	260,758	53,640	-
Total operating expenses	826,372	138,133	-
Income before income tax	421,221	53,425	-
Income tax expense	70,699	16,002	-
Net income	$350,522	$37,423	$-
Segment assets	$60,926,458	$14,865,364	$(120,633)

For the six months ended June 30, 2025
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Interest income	$1,859,938	$3,114	$(2,182)	$1,860,870
Interest expense	604,435	21,471	(2,182)	623,724
Net interest income (expense)	1,255,503	(18,357)	-	1,237,146
Provision for credit losses (benefit)	113,106	(84)	-	113,022
Non-interest income	296,754	25,136	(1,352)	320,538
Personnel costs	368,907	73,161	-	442,068
Professional fees	31,273	24,244	(584)	54,933
Technology and software expenses	148,810	19,554	-	168,364
Processing and transactional services	75,634	8	-	75,642
Amortization of intangibles	982	-	-	982
Depreciation expense	24,501	818	-	25,319
Other operating expenses [1]	314,398	(116,583)	(1,350)	196,465
Total operating expenses	964,505	1,202	(1,934)	963,773
Income before income tax	474,646	5,661	582	480,889
Income tax expense (benefit)	86,701	5,952	294	92,947
Net income	$387,945	$(291)	$288	$387,942
Segment assets	$75,671,189	$5,786,893	$(5,392,992)	$76,065,090
[1]Other operating expenses includes net occupancy expenses, equipment expense, excluding depreciation, other operating taxes, communications expense, business promotion expenses, deposit insurance costs and OREO expenses.
Geographic Information
The following information presents selected financial information based on the geographic location where the Corporation conducts its business. The banking operations of BPPR are primarily based in Puerto Rico, where it has the largest retail banking franchise. BPPR also conducts banking operations in the U.S. Virgin Islands, the British Virgin Islands and New York. BPPR’s banking operations in the mainland
United States include commercial lending activities in addition to periodic loan participations with PB. During the six months ended June 30,
2026, BPPR did not participate in loans originated by PB (2025 - $29.0 million). Total assets for the BPPR segment related to its operations in the United States amounted to $1.2 billion (December 31, 2025 - $1.4 billion), including $101.0 million in multifamily loans (December 31,
2025 - $102.0 million), $378.0 million in commercial real estate loans (December 31, 2025 - $435.0 million), $674.0 million in C&I loans
(December 31, 2025 - $714.0 million), and $23.0 million in unsecured personal loans (December 31, 2025 - $41.0 million). During the six months ended June 30, 2026, the BPPR segment generated $42.0 million (June 30, 2025 - $51.4 million) in revenues from its operations in the United States, mainly from net interest income. In the Virgin Islands, the BPPR segment offers banking products, including loans and deposits. Total assets for the BPPR segment related to its operations in the U.S. and British Virgin Islands amounted to $1.1 billion
(December 31, 2025 -$1.0 billion). The BPPR segment generated $27.7 million in revenues during the six months ended June 30, 2026
(June 30, 2025 - $25.0 million) from its operations in the U.S. and British Virgin Islands.

Table of Content
Geographic Information

	Quarter ended		Six months ended
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues: [1]
Puerto Rico	$701,488	$636,232	$1,369,559	$1,246,193
United States	139,422	139,274	279,085	266,490
Other	33,054	24,520	61,126	45,001
Total consolidated revenues	$873,964	$800,026	$1,709,770	$1,557,684
[1]Total revenues include net interest income, service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss),including impairment, on equity securities, net gain on trading account debt securities, adjustments to indemnity reserves on loans sold, and other operating income.

Selected Balance Sheet Information:

(In thousands)	June 30, 2026	December 31, 2025
Puerto Rico
Total assets	$61,313,912	$57,955,465
Loans	26,370,150	25,853,231
Deposits	56,416,936	52,451,498
United States
Total assets	$16,255,576	$16,101,705
Loans	12,949,579	12,966,468
Deposits	11,891,146	11,987,581
Other
Total assets	$1,402,812	$1,291,097
Loans	518,712	517,817
Deposits [1]	1,925,033	1,751,014
[1]Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 27 - Subsequent events
Sale of Commercial Loan Held-For-Sale
In June 2026, the Corporation reclassified a $155.0 million loan held-in-portfolio to loan held-for-sale given its intent to sell; this resulted in a
$71.3 million charge-off during Q2 2026. The loan was subsequently sold on July 2, 2026 for the remaining $83.7 million.

Table of Content
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report includes management’s discussion and analysis (“MD&A”) of the consolidated financial position and financial performance of
Popular, Inc. (the “Corporation" or “Popular"). All accompanying tables, financial statements and notes included elsewhere in this report should be considered an integral part of this analysis.
The Corporation is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of
Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.") mainland and the U.S.
and British Virgin Islands. In Puerto Rico, the Corporation provides retail, mortgage, commercial banking services and auto and equipment leasing and financing through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR"), as well as broker-dealer and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation provides retail, mortgage and commercial banking services, as well as equipment leasing and financing, through its New York-chartered banking subsidiary, Popular Bank (“PB" or
“Popular U.S."), which has branches located in New York, New Jersey and Florida. Note 26 to the Consolidated Financial Statements
presents information about the Corporation’s business segments.
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
The description of the Corporation’s business contained in Item 1 of the 2025 Form 10-K, while not all inclusive, discusses additional information about the business of the Corporation. Readers should also refer to “Part I - Item 1A" of the 2025 Form 10-K and “Part II - Item
1A" of this Form 10-Q for a discussion of certain risks and uncertainties to which the Corporation is subject, many beyond the Corporation’s control that, in addition to the other information in this Form 10-Q, readers should consider.
The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.
SIGNIFICANT EVENTS
Capital Actions
On July 23, 2026, the Corporation announced the following capital actions:
•an increase in the Corporation’s quarterly common stock dividend from $0.75 to $0.90 per share, commencing with the dividend payable in the fourth quarter of 2026, subject to the approval of the Corporation’s Board of Directors; and
•a new common stock repurchase authorization of up to $1 billion.
The Corporation’s planned common stock repurchases may be executed in open market transactions, privately negotiated transactions, block trades or any other manner determined by the Corporation. The Corporation has repurchased approximately $280 million in common stock to date in 2026 and, as of June 30, 2026, had fully utilized the $500 million common stock repurchase authorization approved in 2025.
The timing, quantity and price of the Corporation's common stock repurchases will be subject to various factors, including market conditions, the Corporation’s capital position, liquidity and financial performance, the capital impact of strategic initiatives and tax and regulatory considerations, including regulatory approvals for subsidiary dividends. The common stock repurchase authorization does not require the
Corporation to acquire a specific dollar amount or number of shares and may be modified, suspended or terminated at any time without prior notice.

Table of Content
OVERVIEW
Financial highlights for the quarter ended June 30, 2026
The Corporation’s net income for the quarter ended June 30, 2026 amounted to $278.2 million, an increase of $67.8 million when compared to net income of $210.4 million for the quarter ended June 30, 2025. Higher net income was mainly driven by higher net interest income, higher non-interest income, and lower operating expenses partially offset by an increase in the provision for credit losses.
Financial highlights for the quarter ended June 30, 2026 include:
•Net interest income amounted to $693.4 million, an increase of $61.9 million when compared to the quarter ended June 30, 2025 driven by higher investments in U.S. Treasury securities at higher yields, loan growth and lower cost of deposits, mainly P.R.
public deposits, partially offset by lower money market investments. Net interest income on a taxable equivalent basis for the second quarter of 2026 was $788.8 million, an increase of $91.6 million when compared to the same quarter for 2025. Net interest margin expanded by 17 basis points to 3.66% when compared to the same period in 2025. On a taxable equivalent basis, net interest margin expanded by 32 basis points to 4.17% when compared to the same period in 2025.
•The provision for credit losses amounted to $65.5 million for the quarter ended June 30, 2026, an increase of $17.1 million when compared to the quarter ended June 30, 2025, driven by higher specific reserves in the BPPR commercial loan portfolio associated with the unreserved portion of a $155 million nonperforming loan held-in-portfolio ("NPL") transferred to loans held-for-
sale ("LHFS") with a resulting $71 million charge-off and specific reserves related to two commercial and industrial relationships totaling $129 million that were classified as NPLs during the quarter, partially offset by lower provisions for certain consumer loan portfolios attributable to improved credit metrics, improved macroeconomic assumptions, net recoveries in the mortgage portfolio and lower volumes in the auto loan portfolio. Provision for credit losses decreased at PB primarily due to the higher qualitative reserves established during the second quarter of 2025, compared to 2026, to maintain adequate ACL coverage as well as an overall  improvement in credit quality.
•Non-interest income amounted to $180.5 million, an increase of $12.1 million when compared to the quarter ended June 30,
2025, mainly driven by higher credit and debit card fee income driven by higher activity and purchase volumes including those of commercial credit cards that benefited from the recent launch of new corporate-focused products.
•Operating expenses amounted to $484.1 million for the quarter, reflecting a decrease of $8.6 million when compared to the quarter ended June 30, 2025. The decrease was mainly driven by lower operational loss reserves and lower professional services expense, partially offset by higher technology and software expenses as a result of our continued investment in technology and higher business promotion expenses.
•Income tax expense of $45.7 million with an effective tax rate (“ETR”) of 14.1% during the quarter ended June 30, 2026, compared to an income tax expense of $47.9 million with an ETR of 18.5% for the quarter ended June 30, 2025 due to higher exempt income and other tax benefits, including the vesting of stock awards, the purchase of tax credits, and income subject to preferential tax rates.
•At June 30, 2026, the Corporation’s total assets amounted to $79.0 billion, compared to $75.3 billion at December 31, 2025. The increase of $3.7 billion was primarily due to an increase in the available-for-sale (“AFS”) securities portfolio, driven by reinvestment in U.S. Treasury securities, and higher loans held-in-portfolio partially offset by a decrease in held-to-maturity
(“HTM”) investment securities driven by maturities and principal paydowns.
•Deposits amounted to $70.2 billion at June 30, 2026, an increase of $4.0 billion from December 31, 2025, primarily driven by growth at BPPR, mainly in P.R. public deposits and commercial deposits.
•Stockholders’ equity amounted to $6.4 billion at June 30, 2026, compared to $6.2 billion at December 31, 2025. The Corporation and its banking subsidiaries continue to be well capitalized. As of June 30, 2026, the Corporation’s tangible book value per common share was $87.94, an increase of $5.29 from December 31, 2025. The Common Equity Tier 1 Capital Ratio at June 30,
2026 was 16.08%, compared to 15.72% at December 31, 2025.
Refer to Table 1 for selected financial data for the quarters and for the six months ended June 30, 2026 and June 30, 2025.

Table of Content
Table 1 - Financial Highlights

Financial Condition Highlights
	Ending balances at			Average for the six months ended
(In thousands)	June 30, 2026	December 31, 2025	Variance	June 30, 2026	June 30, 2025	Variance
Money market investments	$4,555,489	$4,626,506	$(71,017)	$4,973,483	$6,314,487	$(1,341,004)
Investment securities	31,264,698	28,168,918	3,095,780	30,486,350	28,642,361	1,843,989
Loans[1]	39,838,441	39,337,516	500,925	39,423,927	37,310,383	2,113,544
Earning assets[2]	75,658,628	72,132,940	3,525,688	74,883,761	72,267,231	2,616,530
Total assets	78,972,300	75,348,267	3,624,033	76,933,119	75,391,749	1,541,370
Deposits	70,233,115	66,190,093	4,043,022	68,343,999	66,112,327	2,231,672
Borrowings	1,462,831	1,448,578	14,253	1,294,179	1,120,666	173,513
Total liabilities	72,539,295	69,099,188	3,440,107	70,610,924	68,224,476	2,386,448
Stockholders’ equity[3]	6,433,005	6,249,079	183,926	6,322,196	7,167,273	(845,077)

Operating Highlights	Quarters ended June 30,			Six months ended June 30,
(In thousands, except per share information)	2026	2025	Variance	2026	2025	Variance
Net interest income	$693,419	$631,549	$61,870	$1,363,599	$1,237,146	$126,453
Provision for credit losses	65,873	48,941	16,932	141,759	113,022	28,737
Non-interest income	180,545	168,477	12,068	346,171	320,538	25,633
Operating expenses	484,130	492,761	(8,631)	951,440	963,773	(12,333)
Income before income tax	323,961	258,324	65,637	616,571	480,889	135,682
Income tax expense	45,747	47,884	(2,137)	92,683	92,947	(264)
Net income	$278,214	$210,440	$67,774	$523,888	$387,942	$135,946
Net income applicable to common stock	$277,861	$210,087	$67,774	$523,182	$387,236	$135,946
Net income per common share - basic	$4.35	$3.09	$1.26	$8.13	$5.64	$2.49
Net income per common share - diluted	$4.35	$3.09	$1.26	$8.13	$5.64	$2.49
Dividends declared per common share	$0.75	$0.70	$0.05	$1.50	$1.40	$0.10

	Quarters ended June 30,		Six months ended June 30,
Selected Statistical Information	2026	2025	2026	2025
Common Stock Data
End market price	$164.18	$110.21	$164.18	$110.21
Book value per common share at period end	100.38	87.31	100.38	87.31
Profitability Ratios
Return on assets	1.41%	1.11%	1.35%	1.04%
Return on common equity	15.18	11.77	14.48	10.93
Net interest spread (non-taxable equivalent basis)	3.10	2.85	3.10	2.79
Net interest spread (taxable equivalent) - non-GAAP	3.61	3.21	3.59	3.14
Net interest margin (non-taxable equivalent basis)	3.66	3.49	3.67	3.45
Net interest margin (taxable equivalent) - non-GAAP	4.17	3.85	4.16	3.80
Capitalization Ratios
Average equity to average assets	9.32%	9.48%	9.36%	9.51%
Common equity Tier 1 capital	16.08	15.91	16.08	15.91
Tangible common book value per common share (non-GAAP)[4]	87.94	75.41	87.94	75.41
Return on average tangible common equity before adjusting for the impact of unrealized (gains) losses on AFS securities including those transferred to HTM (non-GAAP)	20.12	14.38	19.16	13.28
Return on average tangible common equity ("ROTCE") (non-GAAP) [2]	17.02	13.26	16.25	12.32
Tier I capital	16.13	15.96	16.13	15.96
Total capital	17.85	17.70	17.85	17.70
Tier 1 leverage	8.57	8.51	8.57	8.51
[1] Includes loans held-for-sale.
[2] Excludes unrealized gains or losses on debt securities available-for-sale and the unrealized loss related to certain securities transferred from available-for- sale to held-to-maturity
[3] Stockholders' equity for June 30, 2025 excludes certain unrealized gains or losses on debt securities available-for-sale and the unrealized loss related to certain securities transferred from available-for- sale to held-to-maturity
[4]  Refer to Table 9 for reconciliation to GAAP financial measures.
Non-GAAP Financial Measures
This Form 10-Q contains financial information prepared under accounting principles generally accepted in the United States (“U.S.GAAP")
and non-GAAP financial measures. Management uses non-GAAP financial measures when it is determined that these measures provide meaningful information about the underlying performance of the Corporation’s ongoing operations. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies.

Table of Content
Adjusted net income - Non-GAAP Financial Measure
In addition to analyzing the Corporation’s results on a reported basis, management monitors whether the impact of certain non-recurring or infrequent transactions need to be excluded from the results of operations to present what is then considered to be "adjusted net income" of the Corporation. Management believes that the "adjusted net income" provides meaningful information about the underlying performance of the Corporation’s ongoing operations. The "adjusted net income" is a non-GAAP financial measure.
There were no non-GAAP adjustments for the quarter and six months ended June 30, 2026.
Net interest income on a taxable equivalent basis - Non-GAAP Financial Measure
Net interest income, on a taxable equivalent basis, is presented with its different components in Tables 2 and 3 for the quarter and six months ended June 30, 2026, as compared with the same period in 2025, segregated by major categories of interest earning assets and interest-bearing liabilities.
The main sources of tax-exempt interest income are certain loans and investments in obligations of the U.S. Government, its agencies and sponsored entities, and certain obligations of the Commonwealth of Puerto Rico and its agencies and assets held by the Corporation’s international banking entities. On Tables 2 and 3, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates for each period net of interest expense that the Puerto Rico tax law requires to be disallowed, based on an equal proportion of tax-exempt assets to total assets, and by an allocation of general and administrative expenses attributed to exempt income, reducing the benefit of the tax-exempt income. The effective yield, on a taxable equivalent basis, will vary depending on the level of these expenses that are attributed to the available exempt income. Under Puerto Rico tax law, the exempt interest can be deducted up to the amount of taxable income. Management believes that this presentation provides meaningful information since it facilitates the comparison of revenues arising from taxable and exempt sources.
Tangible Common Equity and Tangible Assets
Tangible common equity, tangible common equity ratio, tangible assets and tangible book value per common share are non-GAAP financial measures. Tangible common equity ratio and tangible book value per common share should be used in conjunction with more traditional bank capital ratios commonly used by banks and analysts to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method for mergers and acquisitions.  Return on average tangible common equity is also a measure commonly used by banks and analysts to measure the return on that tangible common equity. The Corporation presents return on average tangible common equity with and without the impact of unrealized (gains) losses on AFS securities including those transferred to HTM in the denominator because we believe that adding back the impact of unrealized (gains) losses on AFS securities including those transferred to HTM to the denominator provides meaningful information about the Corporation’s return on capital. Unless otherwise indicated, references to “ROTCE” in this Form 10-Q means return on average tangible common equity as adjusted to add back unrealized (gains) losses on AFS securities, including those transferred to HTM.
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
Management has discussed the development and selection of the critical accounting estimates with the Corporation’s Audit Committee. The
Corporation has identified as critical accounting estimates those related to: (i) Fair Value Measurement of Financial Instruments; (ii) Loans
and Allowance for Credit Losses; (iii) Income Taxes; (iv) Goodwill and Other Intangible Assets; and (v) Pension and Postretirement Benefit
Obligations. For a summary of these critical accounting estimates, refer to the MD&A included in the 2025 Form 10-K. Also, refer to Note 2 to the Consolidated Financial Statements included in the 2025 Form 10-K for a summary of the Corporation’s significant accounting policies including those considered critical accounting estimates and to Note 3 to the Consolidated Financial Statements included in this Form 10-Q for information on recently adopted accounting standard updates.

Table of Content
STATEMENT OF OPERATIONS ANALYSIS
NET INTEREST INCOME
Net interest income (“NII”) for the quarter ended June 30, 2026 was $693.4 million, an increase of $61.9 million, when compared to the same quarter in 2025. NII growth was attributable to higher income from investments in U.S Treasury Securities, loan growth and lower cost of deposits by $23.8 million, primarily due to P.R. public deposits. Net interest income on a taxable equivalent basis for the second quarter of
2026 was $788.8 million, an increase of $91.6 million when compared to the same period in 2025.
Net interest margin (“NIM”) for the quarter was 3.66%, an increase of 17 basis points when compared to the second quarter of 2025. On a taxable equivalent basis, NIM for the second quarter of 2026 was 4.17%, higher by 32 basis points compared to the second quarter of 2025, mainly due to higher level of tax-exempt securities and loans. NIM expansion, when compared to the same quarter of the previous year, was primarily due to higher yields on U.S. Treasury securities and lower deposit costs resulting from the repricing of market-linked high-cost deposits, mainly P.R. public deposits. Total cost of deposits decreased 21 basis points to 1.57% compared to the second quarter of 2025.
Excluding P.R. public deposits, total deposit costs decreased five basis points to 1.10% compared to the same quarter in 2025.
On a taxable equivalent basis, the main drivers of the increase for the second quarter of 2026 compared to the second quarter of 2025 were:
•higher income from loans by $40.2 million, mostly due to higher average loan portfolio balances by $2.0 billion across most portfolios, along with higher yields from auto, leases and mortgage portfolios. When compared to the second quarter of 2025, loan yields increased three basis points to 7.53%;
•higher income from U.S. Treasury securities of $52.9 million, or 43 basis points, attributable to higher average balances from purchases and reinvestments in higher-yielding U.S. Treasury securities, including $2.5 billion of U.S. Treasury Notes ("U.S. T-
Notes") purchased in the third quarter of 2025 and $1.1 billion U.S. T-Notes purchased in the second quarter of 2026; and
•lower interest expense on deposits by $23.8 million or 28 basis points. The cost of interest-bearing deposits decreased by 28 basis points, driven by repricing of market-linked P.R. public deposits which decreased by 61 basis points to 2.61%, coupled with a decrease in Popular U.S. deposit costs attributable to repricing across most deposit products;
partially offset by:
•lower income from money market investments by $22.5 million or 76 basis points, as a result of lower average balances, driven by higher re-investment activity in U.S. Treasury securities and loan growth, coupled with lower yields resulting from declining short-term market rates during late 2025.

Table of Content
Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis (Non-GAAP)
Quarter ended June 30, 2026

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2026	2025	Variance	2026	2025	Variance		2026	2025	Variance	Rate	Volume
(In millions)							(In thousands)
$5,095	$6,251	$(1,156)	3.70%	4.46%	(0.76)%	Money market investments	$47,021	$69,532	$(22,511)	$(10,800)	$(11,711)
31,091	28,809	2,282	3.69	3.29	0.40	Investment securities [1]	286,115	236,372	49,743	25,813	23,930
32	27	5	5.76	5.99	(0.23)	Trading securities	454	407	47	(16)	63
36,218	35,087	1,131	3.69	3.50	0.19	Total money market, investment and trading securities	333,590	306,311	27,279	14,997	12,282
						Loans:
19,932	18,676	1,256	6.73	6.73	—	Commercial	334,494	313,493	21,001	(80)	21,081
1,764	1,459	305	7.90	8.19	(0.29)	Construction	34,729	29,806	4,923	(1,113)	6,036
1,970	1,963	7	7.45	7.18	0.27	Leasing	36,680	35,249	1,431	1,307	124
8,732	8,339	393	6.15	5.89	0.26	Mortgage	134,236	122,873	11,363	5,431	5,932
3,310	3,211	99	13.74	14.00	(0.26)	Consumer	113,356	112,083	1,273	(1,995)	3,268
3,867	3,937	(70)	9.32	9.14	0.18	Auto	89,901	89,706	195	1,809	(1,614)
39,575	37,585	1,990	7.53	7.50	0.03	Total loans	743,396	703,210	40,186	5,359	34,827
$75,793	$72,672	$3,121	5.70%	5.57%	0.13%	Total earning assets	$1,076,986	$1,009,521	$67,465	$20,356	$47,109
						Interest bearing deposits:
$8,819	$8,062	$757	1.69%	1.71%	(0.02)%	NOW and money market	$37,237	$34,288	$2,949	$(1,647)	$4,596
14,817	14,605	212	0.78	0.83	(0.05)	Savings	28,640	30,378	(1,738)	(1,134)	(604)
8,907	8,532	375	2.95	3.15	(0.20)	Time deposits	65,411	67,032	(1,621)	(4,675)	3,054
21,502	20,333	1,169	2.61	3.22	(0.61)	P.R. public deposits	139,966	163,360	(23,394)	(32,122)	8,728
54,045	51,532	2,513	2.01	2.29	(0.28)	Total interest bearing deposits	271,254	295,058	(23,804)	(39,578)	15,774
15,268	14,825	443				Non-interest bearing demand deposits
69,313	66,357	2,956	1.57	1.78	(0.21)	Total deposits	271,254	295,058	(23,804)	(39,578)	15,774
539	470	69	3.85	4.52	(0.67)	Short-term borrowings	5,172	5,300	(128)	(831)	703
741	832	(91)	6.38	5.79	0.59	Other medium and long- term debt	11,794	11,965	(171)	1,253	(1,424)
55,325	52,834	2,491	2.09	2.36	(0.27)	Total interest bearing liabilities (excluding demand deposits)	288,220	312,323	(24,103)	(39,156)	15,053
5,200	5,013	187				Other sources of funds
$75,793	$72,672	$3,121	1.53%	1.72%	(0.19)%	Total source of funds	$288,220	$312,323	$(24,103)	$(39,156)	$15,053
			4.17%	3.85%	0.32%	Net interest margin/ income on a taxable equivalent basis (Non- GAAP)	$788,766	$697,198	$91,568	$59,512	$32,056
			3.61%	3.21%	0.40%	Net interest spread
						Taxable equivalent adjustment	95,347	65,649	29,698
			3.66%	3.49%	0.17%	Net interest margin/ income non-taxable equivalent basis (GAAP)	$693,419	$631,549	$61,870
Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.
[1] Average balances exclude unrealized gains or losses on debt securities available-for-sale and the unrealized loss related to certain securities transferred from available-for-sale to held-to-maturity.

NII for the six months ended June 30, 2026 was $1.4 billion, an increase of $126.5 million when compared to the same period in 2025. The
NII increase was attributable to higher income from U.S. Treasury securities and loan growth, and lower cost on deposits by $62.2 million, mainly due to lower cost of P.R. public deposits by 64 basis points compared to the same period in 2025. NII on a taxable equivalent basis
(“FTE”) of $1.5 billion, increased $185.5 million when compared with the same period of 2025.
NIM increased 22 basis points to 3.67%. NIM FTE was 4.16%, an increase of 36 basis points when compared to the same period in 2025.
NIM expansion was mainly driven by money market and investments securities yields which increased by 17 basis points, purchases and re-investments of maturities into higher yielding U.S. Treasury securities, and lower deposit costs resulting mainly from the repricing of P.R.

Table of Content
public market-linked high-cost deposits. Total cost of deposits decreased 24 basis points to 1.57% compared to the same period in 2025.
Excluding P.R. public deposits, total deposit costs decreased seven basis points to 1.09% compared to the same period in 2025.
On a taxable equivalent basis, the main drivers for the six months ended on June 30, 2026 compared to the six months ended June 30,
2025:
•higher income from loans by $87.2 million, or four basis points, driven by loan growth particularly across most portfolios, along with higher loan yields driven by the auto, leases and mortgage portfolios;
•higher income from U.S. Treasury securities by $95.3 million, or 44 basis points, primarily reflecting higher average balances due to purchases of and reinvestments in higher-yielding U.S. Treasury securities including $2.5 billion of U.S. T-Notes purchased in the third quarter of 2025 and $1.1 billion U.S. T-Notes purchased in the second quarter of 2026; and
•lower interest expense on deposits by $62.2 million or 24 basis points. The cost of interest-bearing deposits declined by 32 basis points, driven by a 64 basis point decrease in market-linked P.R. public deposits to 2.63%, coupled with lower deposit costs in
Popular U.S. attributable to repricing of online savings and time deposits;
partially offset by:
•lower income from money market investments by $48.4 million or 76 basis points, reflecting lower average balances and lower yields attributable to the decline in short-term market rates during late 2025.

Table of Content
Table 3 - Analysis of Levels & Yields on a Taxable Equivalent Basis (Non-GAAP)
Six month period ended June 30, 2026

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2026	2025	Variance	2026	2025	Variance		2026	2025	Variance	Rate	Volume
(In millions)							(In thousands)
$4,973	$6,314	$(1,341)	3.70%	4.46%	(0.76)%	Money market investments	$91,261	$139,698	$(48,437)	$(21,575)	$(26,862)
30,454	28,613	1,841	3.61	3.22	0.39	Investment securities [1]	545,012	456,807	88,205	50,353	37,852
33	29	4	5.66	5.90	(0.24)	Trading securities	916	847	69	(36)	105
35,460	34,956	504	3.62	3.45	0.17	Total money market, investment and trading securities	637,189	597,352	39,837	28,742	11,095
						Loans:
19,828	18,585	1,243	6.72	6.72	—	Commercial	660,881	619,461	41,420	(21)	41,441
1,731	1,385	346	8.02	8.15	(0.13)	Construction	68,796	55,995	12,801	(964)	13,765
1,977	1,951	26	7.40	7.14	0.26	Leasing	73,139	69,693	3,446	2,485	961
8,698	8,254	444	6.11	5.86	0.25	Mortgage	265,915	241,789	24,126	10,791	13,335
3,310	3,207	103	13.80	14.02	(0.22)	Consumer	226,486	222,989	3,497	(3,386)	6,883
3,880	3,929	(49)	9.32	9.11	0.21	Auto	179,398	177,511	1,887	4,154	(2,267)
39,424	37,311	2,113	7.53	7.49	0.04	Total loans	1,474,615	1,387,438	87,177	13,059	74,118
$74,884	$72,267	$2,617	5.68%	5.54%	0.14%	Total earning assets	$2,111,804	$1,984,790	$127,014	$41,801	$85,213
						Interest bearing deposits:
$8,687	$8,022	$665	1.66%	1.72%	(0.06)%	NOW and money market	$71,397	$68,290	$3,107	$(5,927)	$9,034
14,725	14,556	169	0.77	0.85	(0.08)	Savings	56,353	61,658	(5,305)	(3,967)	(1,338)
8,812	8,466	346	2.97	3.18	(0.21)	Time deposits	129,654	133,713	(4,059)	(9,545)	5,486
20,935	20,310	625	2.63	3.27	(0.64)	P.R. public deposits	273,268	329,260	(55,992)	(65,601)	9,609
53,159	51,354	1,805	2.01	2.33	(0.32)	Total interest bearing deposits	530,672	592,921	(62,249)	(85,040)	22,791
15,185	14,758	427				Non-interest bearing demand deposits
68,344	66,112	2,232	1.57	1.81	(0.24)	Total deposits	530,672	592,921	(62,249)	(85,040)	22,791
568	297	271	3.86	4.57	(0.71)	Short-term borrowings	10,875	6,726	4,149	(1,116)	5,265
757	847	(90)	6.32	5.72	0.60	Other medium and long- term debt	23,709	24,077	(368)	2,474	(2,842)
54,484	52,498	1,986	2.09	2.40	(0.31)	Total interest bearing liabilities (excluding demand deposits)	565,256	623,724	(58,468)	(83,682)	25,214
5,215	5,011	204				Other sources of funds
$74,884	$72,267	$2,617	1.52%	1.74%	(0.22)%	Total source of funds	$565,256	$623,724	$(58,468)	$(83,682)	$25,214
			4.16%	3.80%	0.36%	Net interest margin/ income on a taxable equivalent basis (Non- GAAP)	$1,546,548	$1,361,066	$185,482	$125,483	$59,999
			3.59%	3.14%	0.45%	Net interest spread
						Taxable equivalent adjustment	182,949	123,920	59,029
			3.67%	3.45%	0.22%	Net interest margin/ income non-taxable equivalent basis (GAAP)	$1,363,599	$1,237,146	$126,453
Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.
[1] Average balances exclude unrealized gains or losses on debt securities available-for-sale and the unrealized loss related to certain securities transferred from available-for-sale to held-to-maturity.

Table of Content
Provision for Credit Losses - Loans Held-in-Portfolio and Unfunded Commitments
For the quarter ended June 30, 2026, the Corporation recorded a provision for credit losses related to loans held-in-portfolio and unfunded commitments of $65.5 million, an increase of $17.1 million when compared to the same quarter of the previous year. The provision for loan and lease losses was $65.2 million, an increase of $15.6 million compared to the same quarter of the previous year, and the provision for unfunded commitments was $0.4 million, an unfavorable variance of $1.5 million, mainly driven by a release of the unfunded commitments reserve in BPPR during the second quarter of 2025.
As discussed in Note 8 to the Consolidated Financial Statements, the Corporation estimates the ACL by weighting the outputs of optimistic, baseline, and pessimistic scenarios. Among the three scenarios evaluated to estimate the ACL, the baseline scenario was assigned the highest probability, followed by the pessimistic scenario, and then the optimistic scenario with the lowest probability.  There were no changes to the probability weights assigned during the second quarter of 2026 when compared to June 30, 2025.
The major drivers of the changes in the provision for loan losses during the quarter by business segment when compared to the same quarter in 2025, were as follows:
•In the BPPR segment, the provision for loan losses was $61.7 million, an increase of $18.6 million. The increase was primarily attributable to a $51.4 million increase in provision expense for the commercial loan portfolio, reflecting higher specific reserves, including a portion of the $71.3 million charge-off related to a $155.0 million non-performing loan transferred to held-for-sale that had not been previously reserved, as well as specific reserves for two commercial and industrial loans totaling $129.0 million that were placed on non-performing status during the second quarter of 2026. This increase was partially offset by a $32.7 million decrease in provision expense for the consumer and mortgage loan segments driven by improved credit metrics in the consumer portfolios and improved macroeconomic assumptions and higher net recoveries in the mortgage loan segment.
•In the Popular U.S. segment, the provision for loan losses was $3.4 million for the quarter ended June 30, 2026, a decrease of
$3.0 million, mainly driven by lower provisions in both the commercial and mortgage segments, with reductions of $1.6 million and
$1.3 million, respectively. The favorable variance was due to higher qualitative reserves for commercial loans established in the second quarter of 2025, in addition to an overall improvement in credit quality.
For the six months ended June 30, 2026, the provision for credit losses related to loans held-in-portfolio and unfunded commitments amounted to $141.3 million, an increase of $29.0 million, compared to the six months ended June 30, 2025. The provision for loan losses was $140.8 million, an increase of $26.1 million, and the provision related to reserves for unfunded commitments was $0.5 million, an unfavorable variance of $2.9 million, mainly driven by a release of the unfunded commitments reserves by $2.4 million in the six-month period ended June 30, 2025. The major drivers of the change in the provision for loan losses during the six months ended June 30, 2026 by business segment when compared to the same period in 2025, were as follows:
•In the BPPR segment, the provision for loan losses was $136.2 million, an increase of $39.2 million, driven by higher provision expense in the commercial loan segment associated with the $71.3 million charge-off mentioned above, partially offset by lower provision in the mortgage loan portfolio due to higher recoveries recognized, consumer loans with lower reserves, and changes in macroeconomic forecasts.
•In the Popular U.S. segment, the provision for loan losses was $5.8 million, a decrease of $13.1 million, driven by lower provision expense in both the commercial and consumer loan segments, due to higher qualitative reserves established in 2025 to address
ACL coverage and improvements in overall credit quality.
At June 30, 2026, the total allowance for credit losses for loans held-in-portfolio amounted to $784.8 million, a decrease of $23.2 million when compared to December 31, 2025. The ratio of the allowance for credit losses to loans held-in-portfolio was 1.97% at June 30, 2026 compared to 2.05 % at December 31, 2025. Refer to Note 8 to the Consolidated Financial Statements for additional information on the
Corporation’s methodology to estimate its ACL. Refer to the Credit Risk section of this MD&A for a detailed analysis of net charge-offs, non-
performing assets, the allowance for credit losses and selected loan losses statistics.
Non-Interest Income
Non-interest income for the second quarter of 2026 of $180.5 million, an increase of $12.1 million when compared with the same quarter for the previous year. The variance was primarily due to:
•higher other service fees by $8.3 million, primarily driven by a $5.9 million increase in debit and credit card fees, reflecting growth in transaction activity and higher purchase volumes, coupled with a $1.1 million increase in asset management fees driven by higher assets under management; and
•higher other operating income by $2.4 million, mainly due to a $6.1 million increase in earnings from an investment accounted for under the equity method that benefited from an unrealized gain of $3.1 million in the valuation of an investment, partially offset by two items recognized in Q2 2025, a $2.8 million reimbursement of excess interest paid to the U.S. Internal Revenue Service

Table of Content
(“IRS”) related to late payment penalties on tax withholdings for intercompany distributions previously disclosed in 2024, and a
$1.2 million cash distribution from the exit of a legacy equity investment.
Non-interest income for the six months ended June 30, 2026 of $346.2 million, an increase of $25.6 million when compared to the same period of the previous year. The main factors that contributed to the variance were:
•higher other service fees by $16.7 million, primarily driven by an $11.3 million increase in debit and credit card fees, reflecting growth in transaction activity and higher purchase volumes including those of commercial credit cards, coupled with a $4.3 million increase in asset management fees driven by higher assets under management; and
•higher other operating income by $6.2 million, primarily reflecting a $10.5 million increase in earnings from an investment accounted for under the equity method, partially offset by a $3.9 million reimbursement of excess interest paid to the U.S. Internal
Revenue Service (“IRS”) related to late payment penalties on tax withholdings for intercompany distributions, and a $1.2 million cash distribution from the exit of a legacy equity investment.
Operating Expenses
Operating expenses for the second quarter of 2026 totaled $484.1 million, a decrease of $8.6 million when compared to the same quarter of
2025. The main drivers of the variance were:
•lower other operating expenses by $10.4 million, attributable to a $5.6 million decrease in insurance claim reserves compared to the second quarter of 2025 and a $3.1 million decrease in reserves for operational losses; and
•lower professional fees by $3.6 million, primarily reflecting lower advisory fees associated with corporate initiatives and regulatory compliance activities,
partially offset by:
•higher technology and software expenses by $6.3 million, primarily reflecting increased software cost amortization driven by continued investments in technology and transformation initiatives, together with higher IT consulting fees; partially offset by lower network management service expenses.
Operating expenses for the six months ended June 30, 2026 were $951.4 million, a decrease of $12.3 million when compared to the same period of 2025. The variance was primarily due to:
•lower other operating expenses by $19.1 million, primarily due to lower reserves for operational losses by $5.2 million and lower insurance claim reserves by $5.6 million, higher gains on the sale of OREO properties by $3.2 million and a $2.4 million decrease in pension expense due to a lower discount rate used in the actuarial analysis when compared to the same period of 2025;
•lower professional fees by $4.9 million, primarily driven by lower advisory expenses associated with corporate initiatives and regulatory compliance activities;
partially offset by:
•higher technology and software expenses by $11.7 million, primarily attributable to increases in software cost amortization, equipment depreciation, and IT consulting fees driven by continued investments in technology and transformation initiatives;
partially offset by lower application and network management service charges; and
•higher personnel costs by $3.0 million, mainly due to a $4.1 million increase in salaries driven by higher headcount and annual salary revisions, together with a $3.2 million increase in other compensation expenses; partially offset by a $4.2 million decrease in profit-sharing expense when compared to the same period of 2025.

Table of Content
Table 4 - Operating Expenses

	Quarters ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Variance	2026	2025	Variance
Salaries	$134,448	$132,752	1,696	$269,261	263,702	5,559
Commissions, incentives and other bonuses	39,911	40,551	(640)	74,814	78,537	(3,723)
Profit sharing	10,000	13,000	(3,000)	8,797	13,000	(4,203)
Pension, postretirement and medical insurance	18,773	18,458	315	33,669	33,024	645
Other personnel costs, including payroll taxes	25,899	$24,594	1,305	58,559	53,805	4,754
Total personnel costs	229,031	229,355	(324)	445,100	442,068	3,032
Net occupancy expenses	27,764	29,140	(1,376)	55,063	56,358	(1,295)
Equipment expenses	5,879	5,789	90	11,108	11,091	17
Other taxes	17,707	18,632	(925)	35,384	37,357	(1,973)
Professional fees	24,484	28,108	(3,624)	50,037	54,933	(4,896)
Technology and software expenses	90,971	84,696	6,275	180,110	168,364	11,746
Processing and transactional services
Credit and debit cards	13,236	13,044	192	27,442	25,970	1,472
Other processing and transactional services	24,030	24,817	(787)	48,911	49,672	(761)
Total processing and transactional services	37,266	37,861	(595)	76,353	75,642	711
Communications	4,261	5,010	(749)	8,770	9,914	(1,144)
Business promotion
Rewards and customer loyalty programs	19,600	18,047	1,553	34,992	34,412	580
Other business promotion	8,300	8,338	(38)	15,768	15,648	120
Total business promotion	27,900	26,385	1,515	50,760	50,060	700
Deposit insurance	9,977	9,407	570	19,894	19,442	452
Other real estate owned (OREO) expense (income)	(3,238)	(4,124)	886	(7,856)	(7,454)	(402)
Other operating expenses						-
Operational losses	3,118	6,185	(3,067)	7,093	12,323	(5,230)
All other	8,626	15,932	(7,306)	18,856	32,693	(13,837)
Total other operating expenses	11,744	22,117	(10,373)	25,949	45,016	(19,067)
Amortization of intangibles	384	385	(1)	768	982	(214)
Total operating expenses	$484,130	$492,761	(8,631)	951,440	963,773	(12,333)
Income Taxes
For the quarter ended June 30, 2026, the Corporation recorded income tax expense of $45.7 million, a decrease of $2.2 million when compared to the same period in 2025. The effective tax rate ("ETR") decreased to 14.1% from 18.5% driven by higher exempt income and other benefits including the purchase of tax credits and income subject to preferential income tax rates.
For the six-month period ended June 30, 2026, income tax expense was $92.7 million, compared to $92.9 million reported for the same period in 2025. The ETR for the six-month period ended June 30, 2026, was 15.0% compared to 19.3% in the same period for 2025 driven by higher exempt income and other benefits, including the vesting of stock awards, the purchase of tax credits, and income subject to preferential income tax rates.
At June 30, 2026, the Corporation had a net deferred tax asset amounting to $794.0 million, net of a valuation allowance of $470.6 million.
The net deferred tax asset related to the U.S. Operations was $219.2 million, net of a valuation allowance of $386.6 million.
Refer to Note 24 to the Consolidated Financial Statements for additional information on deferred tax asset balances.
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
The corporate group reported a net income of $8.8 million for the quarter ended June 30, 2026, compared with a net income of $3.3 million for the same quarter of the previous year. For the six months ended June 30, 2026, the corporate group reported a net income of $13.2 million, compared to a net loss of $0.3 million for the same period of the previous year, mainly due to higher income from equity method investments. There were no intercompany distributions between the U.S. subsidiaries and the bank holding companies.
Highlights on the earnings results for the reportable segments are discussed below:

Table of Content
Banco Popular de Puerto Rico
The Banco Popular de Puerto Rico (“BPPR”) reportable segment’s net income amounted to $232.9 million for the quarter ended June 30,
2026, higher by $48.4 million when compared to the same quarter of the previous year. The main drivers for a higher income included:
•net interest income increased $51.4 million to $589.9 million. The increase was primarily driven by higher income from money market and investment securities by $10.1 million or three basis points mainly driven by higher income of U.S. Treasury securities and by higher income from loans by $20.9 million driven by loan growth across most portfolios. The increase was also attributable to a $20.1 million, or 28 basis point, decrease on interest expense from deposits, primarily due to a 61 basis point reduction in the cost of market-linked Puerto Rico public deposits driven by a decline in short-term market rates when compared to the same period in 2025. NIM expanded 17 basis points to 3.85%. Deposit costs, at 1.32%, were lower by 21 basis points;
•higher non-interest income by $10.1 million mainly due to higher service fees by $7.9 million driven by higher debit and credit card fees due to higher transaction activity and higher purchase volumes, as well as an increase in asset management fees;
•lower operating expenses by $4.1 million mostly due to lower operational loss reserves by $9.0 million, partially offset by higher technology and software expenses by $3.1 million due to continuing investments in technology and transformation initiatives and higher professional fees by $1.1 million; and
•lower income tax expense by $3.5 million mainly due to higher exempt income;
partially offset by:
•higher provision for credit losses by $18.6 million which resulted in a provision of $61.8 million for the quarter ended June 30,
2026. Refer to section "Provision for credit losses-Loans held-in-portfolio and unfunded commitments" in this MD&A for more discussion over the drivers of the provision for credit losses by business segment.
For the six months ended June 30, 2026, the BPPR segment recorded a net income of $437.3 million compared to a net income of $350.4 million for the same period of the previous year. The factors that contributed to the variance in the financial results included the following:
•net interest income increased $97.5 million to $1.2 billion compared with the same period of 2025. The increase was primarily driven by higher income from loans by $41.0 million driven by loan growth across most portfolios and higher income from money market and investment securities by $6.7 million mainly driven by U.S. Treasury securities, partially offset by lower income from money market investments. The increase was also attributable to a $49.5 million, or 30 basis points, decrease in interest expense on deposits, primarily due to a 64 basis point reduction in the cost of market-linked Puerto Rico public deposits driven by a decline in short-term market rates. NIM expanded 20 basis points to 3.86%. Deposit costs, at 1.31%, were lower by 23 basis points;
•higher non-interest income by $17.3 million mainly due to higher service fees by $14.8 mainly due to higher debit and credit card fees driven by higher transaction activity and higher purchase volumes, as well as an increase in asset management fees;
•lower operating expenses by $6.3 million mostly due to lower operational losses by $11.0 million and higher gains on repossessed unit sales by $3.2 million, partially offset by higher technology and software expenses by $4.7 million due to continuing investments in technology and transformation initiatives, and higher personnel costs by $2.1 million mainly due to an increase in salaries expenses driven by exempt employees; and
•lower income tax expense by $6.4 million due mainly to higher exempt income;
partially offset by:
•the provision for credit losses increased by $39.2 million to $135.1 million. Refer to section "Provision for credit losses-Loans held-in-portfolio and unfunded commitments" in this MD&A for more discussion over the drivers of the provision for credit losses by business segment.
Popular U.S.
For the quarter ended June 30, 2026, the reportable segment of Popular U.S. reported a net income of $36.6 million, compared with a net income of $22.6 million for the same quarter of the previous year. The main drivers for higher net income are the following:
•Net interest income increased $10.9 million to $113.1 million. The increase was primarily driven by higher income from loans resulting from higher average balances and yields in the commercial portfolio by 16 basis points, or $8.8 million. The increase was also due to a $5.1 million, or 24 basis points, decrease in interest expense on deposits, primarily due to repricing across most deposit products driven by a decline in short-term market rates; and

Table of Content
•the provision for loan losses was $3.4 million, a decrease of $3.0 million. Refer to section "Provision for credit losses-Loans held-
in-portfolio and unfunded commitments" in this MD&A for more discussion over the drivers of the provision for credit losses by business segment;
partially offset by:
•higher income tax expense by $5.0 million due to higher income before tax.
For the six months ended June 30, 2026, the reportable segment of Popular U.S. recorded a net income of $73.6 million, compared with a net income of $37.4 million for the same period of the previous year. The factors that contributed to the variance in the financial results included the following:
•Net interest income increased $29.6 million to $224.8 million. The increase was primarily driven by higher income from loans resulting from higher average balances and yields in the commercial portfolio. The increase also benefited from a $16.1 million, or
34 basis point, decrease in deposit interest expense, primarily due to repricing across most deposit products driven by a decline in short-term market rates; and
•provision for loan losses was $5.8 million, a decrease of $13.1 million. Refer to section Provision for Credit Losses-Loans Held-in-
Portfolio and Unfunded Commitments in this MD&A for more discussion over the drivers of the provision for credit losses by business segment;
partially offset by:
•higher income tax expense by $13.0 million due to higher income before tax.
STATEMENT OF FINANCIAL CONDITION ANALYSIS
Assets
The Corporation’s total assets were $79.0 billion at June 30, 2026, compared to $75.3 billion at December 31, 2025. The variance in total assets of $3.7 billion was driven by an increase in AFS securities and loan growth across most portfolios, partially offset by a decrease in
HTM securities. Refer to the Consolidated Statements of Financial Condition included in this report and to the following narrative for additional information.
Money market investments and investment securities
Money market investments decreased by $71.0 million as of June 30, 2026, when compared to December 31, 2025, due to the use of funds for loan growth and to the purchase of U.S. Treasury securities. AFS securities increased $4.2 billion, driven by investment in U.S. Treasury securities of $4.5 billion, partially offset by maturities and principal paydowns, mainly in mortgage-backed securities (“MBS”) and higher unrealized losses in AFS securities of $94.0 million. HTM securities decreased by $1.1 billion driven by maturities, partially offset by the accretion of $90.8 million of the discount related to U.S. Treasury securities previously reclassified from AFS to HTM. Refer to Note 5 and to
Note 6 to the Consolidated Financial Statements for additional information with respect to the Corporation’s debt securities available-for-
sale and held-to-maturity.
Loans
Loans held-in-portfolio were $39.7 billion at June 30, 2026, an increase of $422.3 million when compared to December 31, 2025. In the
BPPR segment loan balances increased by $318.2 million, mainly in the mortgage, commercial and construction portfolios. The Popular
U.S. segment also increased by $104.1 million mainly due to higher commercial real estate loans, partially offset by lower commercial multi-
family and runoff from the exited residential mortgage business.
At June 30, 2026, the Corporation’s loans to non-depository financial institutions (‘’NDFIs’’) amounted to $551.4 million, an increase of $6.4 million, compared to December 31, 2025. This increase was related to higher mortgage credit intermediaries by $24.8 million, mostly in
Popular Bank, partially offset by decreases of $11.2 million in consumer and commercial credit intermediaries and $7.2 million in insurance companies.  At June 30, 2026, the Corporation’s exposure to NDFIs was composed of $262.1 million to insurance companies for general corporate purposes unrelated to lending activities, $162.7 million related to consumer and commercial credit intermediaries, and $126.5 million related to mortgage credit intermediaries. All loans to NDFIs are current in their contractual payments and carry a ‘pass’ rating.
Refer to Table 5 for a breakdown of the Corporation’s loan portfolio. Also, refer to Note 7 in the Consolidated Financial Statements for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

Table of Content
Table 5 - Loans Ending Balances

(In thousands)	June 30, 2026	December 31, 2025	Variance
Loans held-in-portfolio:
Commercial
Commercial multi-family	$2,399,424	$2,455,790	$(56,366)
Commercial real estate non-owner occupied	5,620,875	5,543,284	77,591
Commercial real estate owner occupied	3,256,702	3,153,080	103,622
Commercial and industrial	8,774,084	8,607,412	166,672
Total Commercial	20,051,085	19,759,566	291,519
Construction	1,732,075	1,674,899	57,176
Mortgage	8,780,334	8,649,440	130,894
Leasing	1,968,035	2,001,365	(33,330)
Consumer			-
Credit cards	1,237,997	1,256,717	(18,720)
Home equity lines of credit	85,357	78,692	6,665
Personal	1,952,725	1,906,228	46,497
Auto	3,766,648	3,819,812	(53,164)
Other	175,606	180,799	(5,193)
Total Consumer	7,218,333	7,242,248	(23,915)
Total loans held-in-portfolio	$39,749,862	$39,327,518	$422,344
Loans held-for-sale:
Commercial	$83,700	$-	$83,700
Mortgage	4,879	9,998	(5,119)
Total loans held-for-sale	$88,579	$9,998	$78,581
Total loans	$39,838,441	$39,337,516	$500,925
Other assets
Other assets amounted to $1.8 billion at June 30, 2026, an increase of $56.2 million when compared to $1.7 billion at December 31, 2025.
The variance was mainly driven by an increase of $33.6 million in investments under the equity method, primarily due to the equity pickup from our investment in BHD, and an increase in prepaid taxes, mainly municipal taxes of $22.4 million. Refer to Note 10 to the Consolidated
Financial Statements for a breakdown of the principal categories that comprise the caption of “Other Assets” in the Consolidated Statements of Financial Condition at June 30, 2026 and December 31, 2025.
Liabilities
The Corporation’s total liabilities were $72.5 billion at June 30, 2026, an increase of $3.4 billion, when compared to December 31, 2025. The following is a discussion of the significant changes in liabilities.
Deposits and Borrowings
Total Deposits
The Corporation’s deposits totaled $70.2 billion as of June 30, 2026, compared to $66.2 billion as of December 31, 2025. Ending deposit balances increased by $4.0 billion, while average quarterly balances grew by $3.0 billion. The average deposit balance, excluding P.R.
public deposits, increased by $1.2 billion.
At the end of the second quarter of 2026, P.R. public deposits were $22.7 billion, representing 32% of total deposits. P.R. public deposits are expected to range between $20 billion and $22 billion through the end of 2026. However, the rate at which public deposit balances may change is uncertain and difficult to predict. The amount and timing of any such change is likely to be impacted by, for example, the level of federal assistance and speed at which it is distributed, the use of local funds to cover federal assistance programs during the U.S.
government shutdown, the financial condition, liquidity and cash management practices of the Puerto Rico Government and its instrumentalities, and the implementation of fiscal and debt adjustment plans approved pursuant to PROMESA or other actions mandated by the Fiscal Oversight and Management Board for Puerto Rico (the “Oversight Board”) or by reductions in federal funding available for
Puerto Rico. P.R. public deposits costs are generally indexed to changes in short-term market rates with a one-quarter lag, in accordance with contractual terms. As a result, these deposits’ costs have typically lagged variable asset repricing. These deposits require that the bank pledge high credit quality securities as collateral; therefore, liquidity risks arising from deposit outflows are lower. Total deposit costs, excluding P.R. public deposits, demonstrate the stability of core deposits, low cost and low betas.
The volume and cost of P.R. public deposits and the proportion of high-cost deposits in the U.S. directly impact the balance and mix of earning assets and therefore represent a key factor in the Corporation’s ability to expand its net interest margin.

Table of Content
Refer to Table 6 for a breakdown of the Corporation’s deposits at June 30, 2026 and December 31, 2025.
Table 6 - Deposits Ending Balances

(In thousands)	June 30, 2026	December 31, 2025	Variance
Deposits excluding P.R. public deposits:
Demand deposits	$15,085,454	$15,298,712	$(213,258)
Savings, NOW and money market deposits (non-brokered)	23,376,410	22,655,936	720,474
Savings, NOW and money market deposits (brokered)	79,505	87,566	(8,061)
Time deposits (non-brokered)	8,113,712	7,861,848	251,864
Time deposits (brokered CDs)	873,116	866,772	6,344
Sub-total deposits excluding P.R. public deposits	47,528,197	46,770,834	757,363
P.R. public deposits:
Demand deposits [1]	11,438,732	11,534,301	(95,569)
Savings, NOW and money market deposits (non-brokered)	10,347,936	7,134,217	3,213,719
Time deposits (non-brokered)	918,250	750,741	167,509
Sub-total P.R. public deposits	22,704,918	19,419,259	3,285,659
Total deposits	$70,233,115	$66,190,093	$4,043,022
[1] Includes interest bearing demand deposits.
Borrowings
The Corporation’s borrowings totaled $1.5 billion at June 30, 2026 compared to $1.4 billion at December 31, 2025. Refer to Note 12 to the
Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.
Stockholders’ Equity
Stockholders’ equity totaled $6.4 billion at June 30, 2026, an increase of $183.9 million when compared to December 31, 2025. The increase was principally due to net income for the six months ended June 30, 2026 of $523.9 million, the amortization of unrealized losses from securities previously reclassified to HTM of $72.6 million and a favorable variance in foreign currency translation adjustments of $22 million from our investment in BHD, partially offset by the after-tax effect of higher net unrealized losses in the AFS securities portfolio of
$74.9 million and an increase in treasury stock of $277.9 million, mainly due to common stock repurchases, and common and preferred dividends declared of $97.5 million. Refer to the Consolidated Statements of Financial Condition, Comprehensive Income and Changes in
Stockholders’ Equity for information on the composition of stockholders’ equity.
During the six months ended June 30, 2026, Popular repurchased 1,988,767 shares of common stock for $280.5 million at an average price of $141.04 per share.
The composition of the Corporation’s financing to total assets at June 30, 2026 and December 31, 2025 is included in Table 7.
Table 7 - Financing to Total Assets

	June 30,	December 31,	% (decrease) increase	% of total assets
(Dollars in millions)	2026	2025	from 2026 to 2025	2026	2025
Non-interest-bearing core deposits	$15,096	$15,304	(1.4)%	19.1%	20.3%
Interest-bearing core deposits	49,039	46,017	6.6%	62.1%	61.1%
Interest-bearing other deposits	6,098	4,869	25.2%	7.7%	6.4%
Repurchase agreements	78	39	100.0%	0.1%	0.1%
Other short-term borrowings	675	650	3.8%	0.9%	0.9%
Notes payable	710	760	(6.6)%	0.9%	1.0%
Other liabilities	843	1,460	(42.3)%	1.1%	1.9%
Stockholders’ equity	6,433	6,249	2.9%	8.1%	8.3%
CAPITAL
Regulatory Capital
The Corporation, BPPR and PB are subject to regulatory capital requirements established by the Federal Reserve Board. The risk-based capital standards applicable to the Corporation, BPPR and PB (“Basel III capital rules") are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of June 30, 2026, the
Corporation’s, BPPR’s and PB’s capital ratios continue to exceed the minimum requirements for being “well-capitalized".
The risk-based capital ratios presented in Table 8, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of
June 30, 2026 and December 31, 2025.

Table of Content
Table 8 - Capital Adequacy Data

(Dollars in thousands)	June 30, 2026	December 31, 2025
Common equity tier 1 capital:
Common stockholders' equity - U.S. GAAP basis	$6,410,862	6,226,936
AOCI related adjustments due to opt-out election	1,096,276	1,096,805
Goodwill, net of associated deferred tax liability (DTL)	(628,281)	(639,734)
Intangible assets, net of associated DTLs	(4,308)	(5,076)
Deferred tax assets and other deductions	(204,414)	(215,404)
Common equity tier 1 capital	$6,670,135	$6,463,527
Additional tier 1 capital:
Preferred stock	22,143	22,143
Additional tier 1 capital	$22,143	$22,143
Tier 1 capital	$6,692,278	$6,485,670
Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	192,674	192,674
Other inclusions (deductions), net	522,000	517,723
Tier 2 capital	$714,674	$710,397
Total risk-based capital	$7,406,952	$7,196,067
Minimum total capital requirement to be well capitalized	$4,149,128	$4,112,375
Excess total capital over minimum well capitalized	$3,257,824	$3,083,692
Total risk-weighted assets	$41,491,279	$41,123,753
Total assets for leverage ratio	$78,115,437	$74,661,894
Risk-based capital ratios:
Common equity tier 1 capital	16.08%	15.72%
Tier 1 capital	16.13	15.77
Total capital	17.85	17.50
Tier 1 leverage	8.57	8.69
The Basel III capital rules provide that a depository institution is deemed to be well capitalized if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-based ratio of at least 10%. The
Corporation, BPPR and PB leverage ratio, common equity Tier 1 ratio and Tier 1 capital ratio, respectively as of June 30, 2026, continue to exceed the minimum requirements for being “well-capitalized" under the Basel III capital rules.
The increase in the common equity Tier I capital ratio, Tier I capital ratio, and total capital ratio, as of June 30, 2026 as compared to
December 31, 2025 was mainly due to the six month period's earnings, partially offset by the repurchase of common stock, common stock dividends, and higher risk weighted assets driven by the increase in loans held-in-portfolio. The decrease in the leverage ratio was driven by higher total assets which are impacted by zero-risk weighted assets that did not have a significant impact on the risk weighted assets, partially offset by the six month period's earnings.
Reconciliation to Tangible Common Equity and Tangible Assets
Table 9 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of June 30,
2026, and December 31, 2025.

Table of Content
Table 9 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	June 30, 2026	December 31, 2025
Total stockholders’ equity	$6,433,005	$6,249,079
Less: Preferred stock	(22,143)	(22,143)
Less: Goodwill	(789,954)	(789,954)
Less: Other intangibles	(4,308)	(5,076)
Total tangible common equity	$5,616,600	$5,431,906
Total assets	78,972,300	75,348,267
Less: Goodwill	(789,954)	(789,954)
Less: Other intangibles	(4,308)	(5,076)
Total tangible assets	$78,178,038	$74,553,237
Tangible common equity to tangible assets	7.18%	7.29%
Common shares outstanding at end of period	63,866,681	65,719,385
Tangible book value per common share	$87.94	$82.65

	Quarterly average
Total stockholders’ equity	$6,354,694	$6,938,571	[1]
Less: Preferred Stock	(22,143)	(22,143)
Less: Goodwill	(789,954)	(789,954)
Less: Other intangibles	(4,559)	(5,328)
Total tangible equity before adjusting for the impact of unrealized (gains) losses on AFS securities including those transferred to HTM	$5,538,038	$6,121,146
Return on average tangible common equity before adjusting the impact of unrealized (gains) losses on AFS securities including those transferred to HTM	20.12%	15.14%
Add: Average unrealized (gains) losses on AFS securities	824,631	56,761
Add: Average unrealized (gains) losses on AFS securities transferred to HTM	184,136	259,058
Total tangible equity after add back of impact of unrealized (gains) losses on AFS securities, including those to HTM	$6,546,805	$6,436,965
Return on average tangible common equity after add back of impact of unrealized (gains) losses on AFS securities including those transferred to HTM (''ROTCE'')	17.02%	14.39%
[1] Average balances exclude unrealized gains or losses on debt securities available-for-sale.
RISK MANAGEMENT
Market / Interest Rate Risk
The Corporation’s assets that are mainly subject to market valuation risk are debt securities classified as available-for-sale. Refer to Note 5 and Note 6 to the Consolidated Financial Statements for further information on the debt securities available-for-sale and held-to-maturity portfolios. Debt securities classified as available-for-sale and held-to-maturity amounted to $24.8 billion and $6.2 billion, respectively, as of
June 30, 2026. Other assets subject to market risk include mortgage servicing rights ("MSRs") with a fair value of $94.5 million as of
June 30, 2026.
Interest Rate Risk (“IRR")
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
Management utilizes various tools to assess IRR, including NII simulation modeling, static gap analysis, and Economic Value of Equity
(“EVE") to monitor the risk arising from the dynamic characteristics of assets and liabilities subject to IRR. The three methodologies complement each other and are used jointly in the evaluation of the Corporation’s IRR. NII simulation modeling is prepared for a five-year period, which in conjunction with the EVE analysis, provides management a better view of long-term IRR.
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

Table of Content
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
The following table presents the results of the simulations at June 30, 2026 and December 31, 2025, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:
Table 10 - Net Interest Income Sensitivity (One Year Projection)

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate
+200 basis points	(10,913)	(0.38)	(7,520)	(0.27)
+100 basis points	(5,586)	(0.19)	(4,379)	(0.16)
-100 basis points	5,040	0.17	2,691	0.10
-200 basis points	16,617	0.58	7,488	0.27
As of June 30, 2026, NII simulations showed that the Corporation’s sensitivity position was liability sensitive. The variation in results as compared to December 31, 2025, was mainly due to an increase in market-linked Puerto Rico public sector deposits, partly offset by an increase in U.S. Treasury Bills. The profile reflects that in rising rate scenarios, the Corporation's net interest income would slightly decline during the one-year horizon due mainly to the large proportion of market-linked Puerto Rico public sector deposits, offset in part by variable rate loan repricing and intermediate maturity assets coming due within one year.
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
At June 30, 2026, the Corporation held trading securities with a fair value of $31.2 million, representing 0.04% of the Corporation’s total assets, compared with $36.6 million and 0.05%, respectively, at December 31, 2025. The trading portfolio consists principally of investment grade securities such as mortgage-backed securities of $26.7 million with a weighted average yield of 5.04% and U.S. Treasuries of $3.7 million with a weighted average yield of 2.00% at June 30, 2026 and $23.4 million with a yield of 5.20% and $12.5 million with a yield of
2.57%, respectively, as of December 31, 2025.
The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR"), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.
The Corporation’s trading portfolio had a 5-day VAR of $0.4 million for the last week in June 2026. VAR models include assumptions and estimates thus actual results could differ from the outputs from these models and assumptions. Back-testing is performed on model results to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.
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

Table of Content
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
Sources of Liquidity
Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, representing 89% of funding of the Corporation’s total assets as of June 30, 2026 and 88% as of December 31, 2025. The
ratio of total ending loans to deposits remained at 57% at June 30, 2026 and 59% at December 31, 2025. In addition to traditional deposits, the Corporation maintains borrowing arrangements, which amounted to $1.5 billion in outstanding balances at June 30, 2026 (December 31,
2025 - $1.4 billion). A detailed description of the Corporation’s borrowings, including their terms, is included in Note 12 to the Consolidated
Financial Statements. Also, the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements provide information on the Corporation’s cash inflows and outflows.
The following sections provide further information on the Corporation’s major funding activities and needs, as well as the risks involved in these activities.
Banking Subsidiaries
Primary sources of funding for the Corporation’s banking subsidiaries (BPPR and PB or, collectively, “the banking subsidiaries") include retail, commercial and public sector deposits, brokered deposits, unpledged investment securities, mortgage loan securitization and, to a lesser extent, loan sales. In addition, the Corporation maintains borrowing facilities with the FHLB and at the discount window of the Federal
Reserve Bank of New York (the “FRB") and has a considerable amount of collateral pledged that can be used to raise funds under these facilities.
At June 30, 2026, the Corporation’s available liquidity decreased to $26.3 billion from $27.0 billion on December 31, 2025. During the second quarter of 2026, the Corporation continued to have significant on-balance sheet and off-balance sheet sources of liquidity. The liquidity sources of the Corporation at June 30, 2026 are presented in Table 11 below:
Table 11 - Liquidity Sources

	June 30, 2026			December 31, 2025

(In thousands)	BPPR	Popular U.S.	Total	BPPR	Popular U.S.	Total
Unpledged securities and unused funding sources:
Money market (excess funds at the Federal Reserve Bank)	$3,592,807	$952,701	$4,545,508	$3,595,806	$1,020,478	$4,616,284
Unpledged securities	4,997,192	742,829	5,740,021	5,215,981	1,057,129	6,273,110
FHLB borrowing capacity	3,138,834	972,928	4,111,762	3,291,672	692,744	3,984,416
Discount window of the Federal Reserve Bank borrowing capacity	8,108,977	3,814,202	11,923,179	8,472,866	3,644,486	12,117,352
Total available liquidity	$19,837,810	$6,482,660	$26,320,470	$20,576,325	$6,414,837	$26,991,162
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
Deposits are a key source of funding. Refer to Table 6 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and public sector customers. Core deposits include certificates of deposit under $250,000, all interest-
bearing transactional deposit accounts, non-interest-bearing deposits, and savings deposits. Core deposits exclude brokered deposits and certificates of deposit over $250,000. Core deposits, excluding P.R. public funds, which are fully collateralized, have historically provided the

Table of Content
Corporation with a sizable source of relatively stable and low-cost funds. P.R. public funds, while linked to market interest rates, provide a stable source of funding with an attractive earning spread. As of June 30, 2026, total Puerto Rico public sector deposits were $22.7 billion, compared to $19.4 billion at December 31, 2025.
Core deposits represented 91% of total deposits at $64.1 billion, as of June 30, 2026, compared with 92% at $60.9 billion as of
December 31, 2025. Core deposits financed 84% of the Corporation’s earning assets at June 30, 2026, compared to 85% at December 31,
2025.
The distribution by maturity of certificates of deposit with denominations of $250,000 and over at June 30, 2026 is presented in the table that follows:
Table 12 - Distribution by Maturity of Certificates of Deposit of $250,000 and Over

(In thousands)
3 months or less	$2,797,544
Over 3 to 12 months	1,059,243
Over 1 year to 3 years	317,536
Over 3 years	124,493
Total	$4,298,816
The Corporation had $1.0 billion in brokered deposits at June 30, 2026, which financed approximately 1% of its total assets (December 31,
2025 - $1.0 billion and 1%, respectively).
As of June 30, 2026, the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility would be severely constrained if the banking subsidiaries are unable to maintain access to funding or if adequate funding is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements on repurchase agreements, deposit agreements and other collateralized borrowing facilities. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin or collateral requirements and would need to rely more heavily on alternative funding sources. In these scenarios, the
Corporation’s financial flexibility and ability to grow revenues may not increase proportionately to cover costs and profitability would be adversely affected.
The Corporation considers balances in excess of $250,000 to have a higher potential liquidity risk. Table 13 reflects the aggregate balance in deposit accounts in excess of $250,000, including collateralized public funds and deposits outside of the U.S. and its territories.
Collateralized public funds, as presented in Table 13, represent public deposit balances from governmental entities in the U.S. and its territories, including Puerto Rico and the United States Virgin Islands, collateralized based on such jurisdictions’ applicable collateral requirements.
Table 13 - Deposits

(Dollars in thousands)	June 30, 2026
	BPPR	% of Total	Popular U.S.	% of Total	Popular, Inc. (Consolidated)	% of Total
Deposits:
Deposits balances under $250,000 [1]	$24,267,518	41%	$8,245,018	69%	$32,512,536	46%
Transactional deposits balances over $250,000	8,048,585	14%	2,570,947	22%	10,619,532	15%
Time deposits balances over $250,000	2,509,172	4%	677,263	6%	3,186,435	5%
Uninsured foreign deposits	506,412	1%	-	-%	506,412	1%
Collateralized public funds	23,144,085	40%	264,115	2%	23,408,200	33%
Intercompany deposits	194,191	-%	173,438	1%	-	-%
Total deposits	$58,669,963	100%	$11,930,781	100%	$70,233,115	100%
[1] Includes the first $250,000 in balances of transactional and time deposit accounts with balances in excess of $250,000.

Table of Content

(Dollars in thousands)	December 31, 2025
	BPPR	% of Total	Popular U.S.	% of Total	Popular, Inc. (Consolidated)	% of Total
Deposits
Deposits balances under $250,000 [1]	$23,873,328	44%	$8,283,967	69%	$32,157,295	49%
Transactional deposits balances over $250,000	8,254,961	15%	2,341,365	19%	10,596,326	16%
Time deposits balances over $250,000	2,182,301	4%	794,183	7%	2,976,484	4%
Uninsured foreign deposits	446,360	1%	-	-%	446,360	1%
Collateralized public funds	19,748,934	36%	264,694	2%	20,013,628	30%
Intercompany deposits	235,251	-%	349,483	3%	-	-%
Total deposits	$54,741,135	100%	$12,033,692	100%	$66,190,093	100%
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
The outstanding balance of notes payable at the BHCs amounted to $595.7 million at June 30, 2026 and $595.0 million December 31,
2025.
The contractual maturities of the BHCs notes payable at June 30, 2026 are presented in Table 14.
Table 14 - Distribution of BHC's Notes Payable by Contractual Maturity

Year	(In thousands)
2028	$397,277
Later years	198,413
Total	$595,690
As of June 30, 2026, the BHCs had cash and money markets investments totaling $316 million and borrowing potential of $165 million from its secured facility with BPPR. The BHCs’ liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity that are expected to be sufficient to meet all interest payments and dividend obligations for the foreseeable future.
Additionally, the Corporation’s latest quarterly paid dividend was $0.75 per share or approximately $48.1 million per quarter.
The BHCs have in the past borrowed in the corporate debt market primarily to finance their non-banking subsidiaries and refinance debt obligations. These sources of funding are more costly given that two out of three principal credit rating agencies rate the Corporation’s debt securities below “investment grade". The Corporation has a shelf registration statement filed and effective with the Securities and Exchange
Commission, which permits the Corporation to issue an unspecified amount of debt or equity securities.
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
Dividends
During the six months ended June 30, 2026, the Corporation declared cash dividends of $1.50 per common share outstanding ($96.8 million in the aggregate). The dividends for the Corporation’s Series A preferred stock amounted to $0.7 million for the six months ended on
June 30, 2026. On July 23, 2026, the Corporation announced an increase in its quarterly common stock dividend from $0.75 to $0.90 per share, commencing with the dividend payable in the fourth quarter of 2026, subject to the approval by the Corporation’s Board of Directors.

Table of Content
During the six months ended June 30, 2026, the BHCs received dividends and distributions amounting to $175 million from BPPR and $30 million from its other non-banking subsidiaries. Dividends from BPPR constitute Popular, Inc.’s primary source of liquidity. In addition, during the six months ended June 30, 2026, PIBI, a wholly owned subsidiary of Popular, Inc., had no dividends.
In addition to regulatory limits previously discussed, the ability of a bank subsidiary to up-stream dividends to its BHC could be impacted by its financial performance and capital, including tangible and regulatory capital, thus potentially limiting the amount of cash up-streamed to the BHCs from the banking subsidiaries. This could, in turn, affect BHC’s ability to declare dividends on its outstanding common and preferred stock, repurchase its securities or meet its debt obligations, for example. At June 30, 2026, BPPR could declare a dividend of up to approximately $237 million without prior approval of the Federal Reserve Board due to its retained income, declared dividend activity and transfers to statutory reserves over the measurement period. In addition, pursuant to the FRB requirements, PB may not declare or pay a dividend without the prior approval of the Federal Reserve Board and the NYSDFS.
Other Funding Sources and Capital
In addition to cash reserves held at the FRB that totaled $4.6 billion at June 30, 2026, the debt securities portfolio provides an additional source of liquidity, which may be realized through either securities sales, collateralized borrowings or repurchase agreements. The
Corporation’s debt securities portfolio consists primarily of liquid U.S. government debt securities, U.S. government sponsored agency debt securities, U.S. government sponsored agency mortgage-backed securities, and U.S. government sponsored agency collateralized mortgage obligations that can be used to raise funds in the repo markets. The availability of repurchase agreements would be subject to having sufficient unpledged collateral available at the time the transactions are consummated, in addition to overall liquidity and risk appetite of the various counterparties. Refer to Table 11 for details of the Corporation’s unpledged debt securities and available credit facilities with the FHLB and the discount window of the Federal Reserve Bank. A substantial portion of these debt securities could be used to raise financing in the U.S. money markets or from secured lending sources, subject to changes in their fair market value and customary adjustments (haircuts).
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
Refer to Note 16 to the Consolidated Financial Statements for information on the Corporation’s commitments to extend credit and other non-credit commitments.
Other types of off-balance sheet arrangements that the Corporation enters in the ordinary course of business include derivatives, operating leases and provision of guarantees, indemnifications, and representation and warranties. Refer Note 15 to the Consolidated Financial
Statements for a detailed discussion related to the Corporation’s guarantees, indemnifications obligations, and representation and warranties arrangements.
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
The Corporation (''PIHC”) is the parent holding company of Popular North America (“PNA") and operates financial services through its subsidiaries. PNA, a wholly owned subsidiary of Popular, Inc., manages entities such as Equity One, Inc., and PB, including PB’s subsidiaries: Popular Equipment Finance, LLC, Popular Insurance Agency, U.S.A., and E-LOAN, Inc.
PNA has issued junior subordinated debentures guaranteed by PIHC (the “obligor group"), purchased by statutory trusts established by the
Corporation using proceeds from trust preferred securities (“capital securities”) and common securities of the trusts.
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

Table of Content
Funding for PIHC and PNA includes dividends from subsidiaries, asset sales, and proceeds from debt and equity issuance. Statutory provisions limit the dividends an insured depository institution can pay to its holding company without regulatory approval.
The summarized financial information below shows the combined financial position of the obligor group as of June 30, 2026 and
December 31, 2025, and the results of their operations for the six-month periods ended June 30, 2026 and June 30, 2025. Excluded are investments and equity in earnings from subsidiaries and affiliates outside the obligor group.
Intercompany balances and transactions within the obligor group have been eliminated. Material amounts due from, due to, and transactions with subsidiaries and affiliates are shown separately. Related party transactions are also presented separately.
Table 15 - Summarized Statement of Condition

(In thousands)	June 30, 2026	December 31, 2025
Assets
Cash and money market investments	$316,104	$524,882
Investment securities	41,892	38,656
Accounts receivables from non-obligor subsidiaries	23,337	12,798
Other loans (net of allowance for credit losses of $67 (2025 - $132))	23,528	24,169
Investment in equity method investees	5,145	5,145
Other assets	103,711	91,618
Total assets	$513,717	$697,268
Liabilities and Stockholders' deficit
Accounts payable to non-obligor subsidiaries	$9,284	$7,669
Notes payable	595,690	594,958
Other liabilities	124,882	135,785
Stockholders' deficit	(216,139)	(41,144)
Total liabilities and stockholders' deficit	$513,717	$697,268
Table 16 - Summarized Statement of Operations

	For the period ended
(In thousands)	June 30, 2026	June 30, 2025
Income:
Dividends from non-obligor subsidiaries	$205,000	$215,100
Interest income from non-obligor subsidiaries and affiliates	1,554	2,248
Earnings from investments in equity method investees	-	1
Other operating income	3,073	6,155
Total income	$209,627	$223,504
Expenses:
Services provided by non-obligor subsidiaries and affiliates (net of reimbursement by subsidiaries for services provided by parent of $133,928 (2025 - $127,054))	$9,941	$7,739
Other expenses	11,598	14,359
Income tax (benefit) expense	(613)	5,952
Total expenses	$20,926	$28,050
Net income	$188,701	$195,454
In addition to the dividend income reflected in the Statement of Operations table above, during the six months ended June 30, 2025, the obligor group recorded a $23.0 million of capital distributions from non-obligor subsidiary which was recorded as a reduction to the investment.
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
Investors should refer to Liquidity Risks section of “Part I, Item 1 A" of 2025 Form 10-K for an additional discussion of liquidity risks to which the Corporation is subject.
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

Table of Content
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
Commonwealth of Puerto Rico
A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico (“Puerto Rico") which has faced severe economic and fiscal challenges in the past and may face additional challenges in the future.
Economic Performance
Based on the latest estimates of the Puerto Rico Planning Board, real GNP in Puerto Rico is projected to have grown by 0.4% in fiscal year
2026 (July 2025-June 2026) and by 0.3% in fiscal year 2027 (July 2026-June 2027). Meanwhile, the Puerto Rico Economic Activity Index
reflected a 0.7% year-over-year decrease in May 2026. While this index is not a direct measure of real GNP, it serves as an indicator of ongoing economic activity.
In 2021 and 2022, inflation rose sharply in the U.S. and Puerto Rico due to post-pandemic demand and supply chain disruptions. Inflation began to decrease by mid-2022 as the Federal Reserve raised interest rates, largely stabilizing by September 2024, leading to a series of rate reductions by the Federal Reserve for the first time in four years. As of June 2026, the U.S. Consumer Price Index reflected a 3.5%
year-over-year increase, which, while below peak 2022 levels, remains above the Federal Reserve’s 2% target. The annual rate of inflation has increased since February 2026 (2.4%), primarily driven by higher energy and gasoline prices resulting from the recent geopolitical conflict involving Iran. In Puerto Rico, the Consumer Price Index reflected a year-over-year increase of 4.6% in May 2026, up from 4% in
April 2026. The full the extent to which the conflict in Iran may impact the global and Puerto Rico economies has yet to be determined.
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
In August 2025, President Donald J. Trump dismissed six of the seven members of the Oversight Board, reportedly due to inefficient leadership and excessive spending. Three of the dismissed members subsequently filed suit in federal court challenging the legality of their dismissal. On October 3, 2025, the court issued a preliminary injunction that effectively reinstated such members and barred the seating of replacement members while the case proceeds. Such ruling was appealed to the United States Court of Appeals for the First Circuit on
December 3, 2025, and the appeal remains pending. It is still too early to determine what impact these developments may have on Puerto
Rico’s fiscal and economic affairs.
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

Table of Content
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
Additionally, the Corporation holds loans and securities insured by P.R. Government Entities, such as the Housing Finance Authority, whose ability to honor guarantees depends on its financial condition. BPPR’s commercial, mortgage, and consumer loan portfolios are also exposed to risks from private borrowers who are service providers or have other relationships with the Puerto Rico government and government employees who could be negatively affected by Puerto Rico’s fiscal challenges. For further discussion of the Corporation’s direct and indirect exposure to the Puerto Rico government and its instrumentalities and municipalities, please refer to Note 16 –
Commitments and Contingencies to the Consolidated Financial Statements.
The Corporation also maintains significant deposits from P.R. Government Entities, with future balances subject to various uncertainties.
Further information on Puerto Rico Government deposits is included in Note 11 –  Deposits to the Consolidated Financial Statements.
United States Virgin Islands
The Corporation has operations in the United States Virgin Islands (the “USVI”) and has credit exposure to USVI government entities. For further discussion of the Corporation’s direct and indirect exposure to USVI government entities, please refer to Note 16.
Non-Performing Assets ("NPAs")
NPAs include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure.  A summary, including certain credit quality metrics, is presented in Table 17.
During the second quarter of 2026, the Corporation’s overall credit quality metrics remained stable. The quarter included the resolution of a significant $155.0 million non-performing commercial relationship, which resulted in a $71.3 million charge-off and the transfer of the remaining $83.7 million carrying amount to loans held-for-sale ("LHFS"). Consumer credit performance continued to improve, supported by lower losses in the auto portfolio. Commercial NPL inflows increased during the quarter, driven by borrower-specific issues that management does not view as indicative of broader credit deterioration.
Total NPAs of $546.7 million as of June 30, 2026 increased by $5.9 million when compared with December 31, 2025. Total NPLs of $413.4 million decreased by $84.9 million from December 31, 2025. BPPR’s NPLs decreased by $90.9 million, primarily driven by reductions in commercial and consumer NPLs of $64.5 million and $21.2 million, respectively.  The decline in the commercial NPLs reflects the resolution of a $155.0 million relationship, described above. The loan was subsequently sold on July 2, 2026. The decrease resulting from the reclassification of the loan previously mentioned was partially offset by the inflows to commercial NPLs of two unrelated commercial and industrial relationships of $129 million in the aggregate. These inflows to commercial NPLs stemmed from issues specific to the individual borrowers and are not indicative of a broader decline in portfolio credit quality or the industries in which the borrowers operate. Popular U.S.
NPLs increased by $6.0 million, mostly driven by higher commercial NPLs by $9.2 million, offset in part by a decrease of $3.2 million in the mortgage NPLs.
On June 30, 2026, the ratio of NPLs to total loans held-in-portfolio was 1.04%, compared to 1.27% on December 31, 2025. Other real estate owned loans (“OREOs”) totaled $49.6 million, an increase of $7.1 million from December 31, 2025.
The Corporation’s commercial loan portfolio secured by real estate (“CRE’’) amounted to $11.3 billion on June 30, 2026, with $3.3 billion secured by owner-occupied properties (December 31, 2025 - $11.2 billion and $3.2 billion, respectively).
CRE NPLs amounted to $66.1 million on June 30, 2026, compared with $76.0 million on December 31, 2025. The CRE NPL ratios for the
BPPR and Popular U.S. segments were 0.86% and 0.38%, respectively, on June 30, 2026, compared with 1.23% and 0.25%, respectively, on December 31, 2025.
The non-owner occupied CRE portfolio was $5.6 billion at June 30, 2026, split between $3.3 billion in BPPR and $2.3 billion in Popular U.S.
This portfolio is diversified across sectors: retail (32%), hotels (19%), and office space (12%) which together represent two-thirds of total non-owner occupied CRE exposure. Specifically, office space leasing accounts for just 1.7% ($673.6 million) of the total loan portfolio, mainly comprising mid-rise properties with an average loan size of $2.4 million, and is well diversified by tenant type.
Within CRE, the commercial multi-family portfolio is $2.4 billion (approximately 6% of total loans), concentrated in New York Metro ($1.3 billion), South Florida ($651.9 million) and Puerto Rico ($242.0 million) regions. In the New York Metro, there is no exposure to rent-
controlled buildings and rent-stabilized units make up less than 40% of total units, with most originated after 2019.
In addition to the NPLs included in Table 18, on June 30, 2026, there were $407.8 million of performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing (December 31, 2025 - $499.6 million).

Table of Content
Table 17 - Non-Performing Assets

(Dollars in thousands)	June 30, 2026				December 31, 2025
	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category
Commercial
Commercial multi-family	$-	$8,931	$8,931	0.4%	$112	$8,636	$8,748	0.4%
Commercial real estate non-owner occupied	26,016	6,950	32,966	0.6	35,692	7,020	42,712	0.8
Commercial real estate owner occupied	15,374	8,865	24,239	0.7	24,567	-	24,567	0.8
Commercial and industrial	138,389	6,563	144,952	1.7	183,914	6,498	190,412	2.2
Total Commercial	179,779	31,309	211,088	1.1	244,285	22,154	266,439	1.3
Leasing	7,182	-	7,182	0.4	9,179	-	9,179	0.5
Mortgage	129,240	10,233	139,473	1.6	132,373	13,422	145,795	1.7
Consumer
Home equity lines of credit	-	3,320	3,320	3.9	-	2,796	2,796	3.6
Personal	16,605	751	17,356	0.9	18,863	1,233	20,096	1.1
Auto	31,474	-	31,474	0.8	52,200	-	52,200	1.4
Other	3,544	-	3,544	2.0	1,809	29	1,838	1.0
Total Consumer	51,623	4,071	55,694	0.8	72,872	4,058	76,930	1.1
Total non-performing loans held-in- portfolio	367,824	45,613	413,437	1.0	458,709	39,634	498,343	1.3
Non-performing loans held-for-sale	83,700	-	83,700		-	-	-
Other real estate owned (“OREO”)	49,093	464	49,557		41,929	504	42,433
Total non-performing assets	$500,617	$46,077	$546,694		$500,638	$40,138	$540,776
Accruing loans past due 90 days or more[1]	$219,748	$175	$219,923		$228,772	$188	$228,960
Ratios:
Non-performing assets to total assets	0.80%	0.28%	0.69%		0.85%	0.25%	0.72%
Non-performing loans held-in-portfolio to loans held-in-portfolio	1.31	0.39	1.04		1.66	0.34	1.27
Allowance for credit losses to loans held- in-portfolio	2.47	0.79	1.97		2.60	0.77	2.05
Allowance for credit losses to non- performing loans, excluding held-for-sale	188.21	202.89	189.83		156.51	227.42	162.15
[1] It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $40 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of June 30, 2026 (December 31, 2025 - $47 million). Furthermore, the Corporation has $25 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2025 - $27 million).

For the quarter ended June 30, 2026, total inflows of NPLs held-in-portfolio, excluding consumer loans, increased by $145.3 million, when compared to the inflows for the same period in 2025. Inflows of NPLs held-in-portfolio at the BPPR segment increased by $135.0 million, compared to the same period in 2025, mainly driven by higher commercial NPL inflows by $134.3 million. Inflows of NPLs held-in-portfolio at the Popular U.S. segment increased by $10.8 million from the same period in 2025, driven by higher commercial NPL inflows of the same amount.

Table of Content
Table 18 to Table 23 present the Corporation’s inflows to NPLs for the quarters and six months ended June 30, 2026 and 2025.
Table 18 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended June 30, 2026			For the six months ended June 30, 2026
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$356,009	$34,173	$390,182	$376,658	$35,576	$412,234
Plus:
New non-performing loans	166,759	19,633	186,392	210,220	25,366	235,586
Advances on existing non-performing loans	-	66	66		247	247
Less:
Non-performing loans transferred to OREO	(2,286)	-	(2,286)	(5,397)	-	(5,397)
Non-performing loans charged-off	(72,916)	(1,580)	(74,496)	(85,117)	(1,604)	(86,721)
Loans returned to accrual status / loan collections	(54,847)	(10,750)	(65,597)	(103,645)	(18,043)	(121,688)
Loans transferred to held-for-sale	(83,700)	-	(83,700)	(83,700)	-	(83,700)
Ending balance NPLs	$309,019	$41,542	$350,561	$309,019	$41,542	$350,561
Table 19 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended June 30, 2025			For the six months ended June 30, 2025
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$191,103	$46,594	$237,697	$209,543	$53,544	$263,087
Plus:
New non-performing loans	32,205	8,909	41,114	69,228	17,067	86,295
Advances on existing non-performing loans	-	20	20	-	38	38
Less:
Non-performing loans transferred to OREO	(2,385)	(433)	(2,818)	(4,940)	(433)	(5,373)
Non-performing loans charged-off	(790)	(583)	(1,373)	(1,717)	(1,713)	(3,430)
Loans returned to accrual status / loan collections	(30,503)	(4,744)	(35,247)	(82,484)	(18,740)	(101,224)
Ending balance NPLs	$189,630	$49,763	$239,393	$189,630	$49,763	$239,393
Table 20 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended June 30, 2026			For the six months ended June 30, 2026
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$226,642	$24,473	$251,115	$244,285	$22,154	$266,439
Plus:
New non-performing loans	136,095	16,382	152,477	141,099	19,587	160,686
Advances on existing non-performing loans	-	62	62	-	232	232
Less:
Non-performing loans transferred to OREO	(301)	-	(301)	(951)	-	(951)
Non-performing loans charged-off	(73,035)	(1,571)	(74,606)	(84,696)	(1,574)	(86,270)
Loans returned to accrual status / loan collections	(25,922)	(8,037)	(33,959)	(36,258)	(9,090)	(45,348)
Loans transferred to held-for-sale	(83,700)	-	(83,700)	(83,700)	-	(83,700)
Ending balance NPLs	$179,779	$31,309	$211,088	$179,779	$31,309	$211,088
Table 21 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended June 30, 2025			For the six months ended June 30, 2025
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$42,597	$17,507	$60,104	$51,101	$23,654	$74,755
Plus:
New non-performing loans	1,768	5,632	7,400	7,549	11,045	18,594
Advances on existing non-performing loans	-	20	20	-	37	37
Less:
Non-performing loans transferred to OREO	(140)	-	(140)	(260)	-	(260)
Non-performing loans charged-off	(403)	(583)	(986)	(1,142)	(1,713)	(2,855)
Loans returned to accrual status / loan collections	(1,656)	(865)	(2,521)	(15,082)	(11,312)	(26,394)
Ending balance NPLs	$42,166	$21,711	$63,877	$42,166	$21,711	$63,877

Table of Content
Table 22 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the quarter ended June 30, 2026			For the six months ended June 30, 2026
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$129,367	$9,700	$139,067	$132,373	$13,422	$145,795
Plus:
New non-performing loans	30,664	3,251	33,915	69,121	5,779	74,900
Advances on existing non-performing loans	-	4	4	-	15	15
Less:
Non-performing loans transferred to OREO	(1,985)	-	(1,985)	(4,446)	-	(4,446)
Non-performing loans charged-off	119	(9)	110	(421)	(30)	(451)
Loans returned to accrual status / loan collections	(28,925)	(2,713)	(31,638)	(67,387)	(8,953)	(76,340)
Ending balance NPLs	$129,240	$10,233	$139,473	$129,240	$10,233	$139,473
Table 23 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the quarter ended June 30, 2025			For the six months ended June 30, 2025
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$148,506	$29,087	$177,593	$158,442	$29,890	$188,332
Plus:
New non-performing loans	30,437	3,277	33,714	61,679	6,022	67,701
Advances on existing non-performing loans	-	-	-	-	1	1
Less:
Non-performing loans transferred to OREO	(2,245)	(433)	(2,678)	(4,680)	(433)	(5,113)
Non-performing loans charged-off	(387)	-	(387)	(575)	-	(575)
Loans returned to accrual status / loan collections	(28,847)	(3,879)	(32,726)	(67,402)	(7,428)	(74,830)
Ending balance NPLs	$147,464	$28,052	$175,516	$147,464	$28,052	$175,516

Table of Content
Loan Delinquencies
Another key measure used to evaluate and monitor the Corporation’s asset quality is loan delinquencies. Loans delinquent 30 days or more, as a percentage of their related portfolio category on June 30, 2026 and December 31, 2025, are presented below.
Table 24 - Loan Delinquencies

(Dollars in thousands)	June 30, 2026			December 31, 2025
	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans
Commercial
Commercial multi-family	$24,820	$2,399,424	1.03%	$24,982	$2,455,790	1.02%
Commercial real estate non-owner occupied	40,867	5,620,875	0.73	47,068	5,543,284	0.85
Commercial real estate owner occupied	28,724	3,256,702	0.88	28,008	3,153,080	0.89
Commercial and industrial	162,561	8,774,084	1.85	215,068	8,607,412	2.50
Total Commercial	256,972	20,051,085	1.28	315,126	19,759,566	1.59
Construction	12,491	1,732,075	0.72	17,283	1,674,899	1.03
Mortgage
Mortgage insured [1]	403,239	3,406,774	11.84	429,796	3,166,679	13.57
Mortgage uninsured	267,706	5,373,560	4.98	329,504	5,482,761	6.01
Total Mortgage	670,945	8,780,334	7.64	759,300	8,649,440	8.78
Leasing	35,089	1,968,035	1.78	37,567	2,001,365	1.88
Consumer
Credit cards	43,913	1,237,997	3.55	51,846	1,256,717	4.13
Home equity lines of credit	4,351	85,357	5.10	4,160	78,692	5.29
Personal	47,098	1,952,725	2.41	53,632	1,906,228	2.81
Auto	150,791	3,766,648	4.00	186,798	3,819,812	4.89
Other	5,433	175,606	3.09	5,929	180,799	3.28
Total Consumer	251,586	7,218,333	3.49	302,365	7,242,248	4.18
Loans held-for-sale	83,700	88,579	94.49	-	9,998	—
Total	$1,310,783	$39,838,441	3.29%	$1,431,641	$39,337,516	3.64%
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
The Corporation must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries, or markets. Other factors that can affect management’s estimates are recalibration of statistical models used to calculate lifetime expected losses, changes in underwriting standards, financial accounting standards and loan impairment measurements, among others. Changes in the financial condition of individual borrowers, in economic conditions, and in the condition of the various markets in which collateral may be sold, may also affect the required level of the allowance for credit losses. Consequently, the business financial condition, liquidity, capital, and results of operations could also be affected. On June 30,
2026, the ACL amounted to $784.8 million, a decrease of $23.2 million from December 31, 2025. The decline primarily reflects improvement in consumer credit performance and favorable portfolio and macroeconomic developments.
The ACL for BPPR decreased by $25.6 million as of June 30, 2026, compared to December 31, 2025. The decline was primarily due to a
$24.7 million reduction in reserves for consumer loans, mainly driven by improved credit quality in the auto and credit card portfolios. The reserve for commercial loans remained flat from December 31, 2025, reflecting the transfer to LHFS of the $155.0 million NPL and related
$71.3 million charge-off, partially offset by higher reserves associated with NPL inflows during the quarter and loan growth. In PB, the ACL as of June 30, 2026 remained stable at $92.5 million.

Table of Content
The Corporation’s ratio of the allowance for credit losses to loans held-in-portfolio was 1.97% on June 30, 2026, compared to 2.05% on
December 31, 2025. The ratio of the ACL to NPLs held-in-portfolio stood at 189.8%, compared to 162.1% on December 31, 2025.
Refer to Note 8 to the Consolidated Financial Statements, for additional information on the Corporation’s methodology to estimate its ACL, including probability weights assigned.
Tables 25 and 26 detail the allowance for credit losses by loan categories and the percentage it represents of total loans held-in- portfolio and NPLs. The breakdown is made for analytical purposes, and it is not necessarily indicative of the categories in which future loan losses may occur.
Table 25 - Allowance for Credit Losses - Loan Portfolios

June 30, 2026
(Dollars in thousands)	Total ACL	Total loans held- in-portfolio	ACL to loans held- in-portfolio	Total non- performing loans held-in-portfolio	ACL to non- performing loans held-in-portfolio
Commercial
Commercial multi-family	$18,919	$2,399,424	0.79%	$8,931	211.84%
Commercial real estate non-owner occupied	55,810	5,620,875	0.99%	32,966	169.30%
Commercial real estate owner occupied	52,639	3,256,702	1.62%	24,239	217.17%
Commercial and industrial	185,396	8,774,084	2.11%	144,952	127.90%
Total Commercial	$312,764	$20,051,085	1.56%	$211,088	148.17%
Construction	14,360	1,732,075	0.83%	-	-
Mortgage	79,522	8,780,334	0.91%	139,473	57.02%
Leasing	17,627	1,968,035	0.90%	7,182	245.43%
Consumer
Credit cards	84,817	1,237,997	6.85%	-	-
Home equity lines of credit	1,423	85,357	1.67%	3,320	42.86%
Personal	102,422	1,952,725	5.25%	17,356	590.12%
Auto	164,543	3,766,648	4.37%	31,474	522.79%
Other	7,354	175,606	4.19%	3,544	207.51%
Total Consumer	$360,559	$7,218,333	5.00%	$55,694	647.39%
Total	$784,832	$39,749,862	1.97%	$413,437	189.83%
N.M. - Not meaningful.

Table of Content
Table 26 - Allowance for Credit Losses - Loan Portfolios

December 31, 2025
(Dollars in thousands)	Total ACL	Total loans held- in-portfolio	ACL to loans held- in-portfolio	Total non- performing loans held-in-portfolio	ACL to non- performing loans held-in-portfolio
Commercial
Commercial multi-family	$19,345	$2,455,790	0.79%	$8,748	221.14%
Commercial real estate non-owner occupied	58,717	5,543,284	1.06%	42,712	137.47%
Commercial real estate owner occupied	48,451	3,153,080	1.54%	24,567	197.22%
Commercial and industrial	180,934	8,607,412	2.10%	190,412	95.02%
Total Commercial	$307,447	$19,759,566	1.56%	$266,439	115.39%
Construction	13,826	1,674,899	0.83%	-	-
Mortgage	80,554	8,649,440	0.93%	145,795	55.25%
Leasing	18,620	2,001,365	0.93%	9,179	202.85%
Consumer
Credit cards	91,124	1,256,717	7.25%	-	-
Home equity lines of credit	1,335	78,692	1.70%	2,796	47.75%
Personal	106,612	1,906,228	5.59%	20,096	530.51%
Auto	180,364	3,819,812	4.72%	52,200	345.52%
Other	8,174	180,799	4.52%	1,838	444.72%
Total Consumer	$387,609	$7,242,248	5.35%	$76,930	503.85%
Total	$808,056	$39,327,518	2.05%	$498,343	162.15%
Annualized net charge-offs (recoveries)
The following table presents annualized net charge-offs (recoveries) to average loans held-in-portfolio (“HIP") by loan category for the quarters and six months ended June 30, 2026 and 2025.
Table 27 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio

	Quarters ended
	June 30, 2026			June 30, 2025
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	2.44%	0.06%	1.37%	—%	0.02%	0.01%
Mortgage	(0.26)	(0.01)	(0.23)	(0.14)	(0.01)	(0.12)
Leasing	0.37	—	0.37	0.56	—	0.56
Consumer	2.14	3.04	2.15	2.29	4.00	2.33
Total annualized net charge-offs (recoveries) to average loans held-in- portfolio	1.46%	0.08%	1.05%	0.61%	0.07%	0.45%

	Six months ended
	June 30, 2026			June 30, 2025
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	1.44%	0.03%	0.81%	(0.05)%	0.02%	(0.02)%
Construction	(0.01)	—	—	—	—	—
Mortgage	(0.20)	(0.01)	(0.17)	(0.14)	(0.03)	(0.12)
Leasing	0.45	—	0.45	0.62	—	0.62
Consumer	2.41	3.06	2.42	2.55	3.95	2.59
Total annualized net charge-offs (recoveries) to average loans held-in-portfolio	1.16%	0.06%	0.83%	0.67%	0.07%	0.49%
NCOs for the quarter ended June 30, 2026 amounted to $104.1 million, increasing by $61.9 million when compared to the same period in
2025. The BPPR segment increased by $61.5 million, mainly driven by a single charge-off of a commercial and industrial loan of $71.3 million that was reclassified to LHFS, partially offset by lower charge-offs in mortgage and consumer loans. The PB segment NCOs increased by $0.3 million, mainly driven by higher commercial multi-family NCOs by $0.7 million, offset by lower consumer NCOs by $0.6 million.
NCOs for the six months ended June 30, 2026 amounted to $164.1 million, increasing by $72.8 million when compared to the same period in 2025. The BPPR segment increased by $73.4 million, mainly driven by the same single $71.3 million commercial and industrial loan charge-off mentioned above. The PB segment NCOs increased by $0.6 million, mainly driven by higher consumer NCOs by $1.2 million, offset by lower commercial multi-family NCOs by $0.8 million.

Table of Content
Loan Modifications
For the quarter ended June 30, 2026, modified loans to borrowers with financial difficulty amounted to $150.2 million, of which $101.0 million were in accruing status. The BPPR segment’s modifications to borrowers with financial difficulty amounted to $147.1 million, mainly comprised of commercial and mortgage loans of $125.1 million and $15.9 million, respectively. A total of $10.9 million of the mortgage modifications were related to government guaranteed loans. The Popular U.S. segment’s modifications to borrowers with financial difficulty amounted to $3.1 million, mostly comprised of commercial and mortgage loans of $2.1 million and $1.0 million, respectively.
Refer to Note 8 to the Consolidated Financial Statements for additional information on modifications made to borrowers experiencing financial difficulties.
ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS
Refer to Note 3, “New Accounting Pronouncements" to the Consolidated Financial Statements.

Table of Content
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
Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and
15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Table of Content
Part II - Other Information
Item 1. Legal Proceedings
For a discussion of Legal Proceedings, see Note 16 to the Consolidated Financial Statements.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under “Part I - Item 1A -
Risk Factors" in our 2025 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I - Item 2 - Management’s Discussion and
Analysis of Financial Condition and Results of Operations" in this report for additional information that may supplement or update the discussion of risk factors below and in our 2025 Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Corporation did not have any unregistered sales of equity securities during the quarter ended June 30, 2026.
Issuer Purchases of Equity Securities
The following table sets forth the details of purchases of common stock by the Corporation and its affiliated purchasers during the quarter ended June 30, 2026:

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
April 1 - April 30	133,640	$142.01	133,541	$106,902,448
May 1 -May 31	409,481	148.31	380,592	50,522,845
June 1 - June 30	320,112	156.57	319,236	542,639
Total	863,233	$150.40	833,369	$542,639
[1] Includes 99, 28,889 and 876 shares of the Corporation’s common stock acquired by the Corporation during April, May and June 2026, respectively, in connection with the satisfaction of tax withholding obligations on vested awards of restricted stock or restricted stock units granted to directors and certain employees under the Corporation’s Omnibus Incentive Plan. The acquired shares of common stock were added back to treasury stock.
[2] As part of its capital plan, in July 2025, the Corporation announced plans to repurchase up to $500 million in common stock, in addition to the $500 million in common stock repurchase program announced in July 2024. As of June 30, 2026, and since the first authorization in 2024, the Corporation repurchased
8,905,311 shares of common stock for $999.3 million at an average price of  $112.21 per share, as part of the 2024 and 2025 common stock repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans or Other Preplanned Trading Arrangements
Certain of our officers or directors have made, and may from time to time make, elections to participate in, and are participating in, our dividend reinvestment and purchase plan, the Company stock fund associated with our 401 (k) plans and/or the Company stock fund associated with our non-qualified deferred compensation plans and have shares withheld to cover withholding taxes upon the vesting of equity awards, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Table of Content
Item 6.     Exhibits
Exhibit Index

Exhibit No	Exhibit Description

3.1
Restated Certificate of Incorporation of Popular, Inc. as of May 8, 2026 (Incorporated by reference to Exhibit 3.1 of Popular
Inc.’s Current Report on Form 8-K dated May 8, 2026 and filed May 11, 2026)

3.2	Amended and Restated By-Laws of Popular, Inc. as of May 8, 2026 (Incorporated by reference to Exhibit 3.2 of Popular Inc.’s Current Report on Form 8-K dated May 8, 2026 and filed May 11, 2026)

10.1	Award Agreement, dated July 22, 2026, entered into by and between Javier D. Ferrer and his spouse and Popular, Inc. (1)*

10.2	Services Agreement, dated July 22, 2026, entered into by and between Javier D. Ferrer and Popular, Inc. (1)*

22.1	Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22.1 of Popular, Inc.'s Annual Report on Form 10-K for the year ended December 31,2025)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (1)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline Document.
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.CAL	Inline XBRL Taxonomy Extension Definitions Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	The cover page of Popular, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 20252026, formatted in Inline XBRL (included within the Exhibit 101 attachments)(1)
(1)Included herewith
*This exhibit is a management contract or compensatory plan or arrangement.
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

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC. (Registrant)

Date: August 7, 2026	By: Isl Jorge J. Garcia Jorge J. Garcia Executive Vice President & Chief Financial Officer

Date: August 7, 2026	By: Isl Denissa M. Rodriguez Denissa M. Rodriguez Senior Vice President & Corporate Comptroller