Form 10-Q
period 2026-09-30
POPULAR, INC.
filed 2026-11-09
CIK 763901

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
or
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
[ ]  Yes                                   [X]   No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock, $0.01 par value, 62,399,243 shares outstanding as of November 4, 2026.

Table of Content

Table of Content
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation
Reform Act of 1995, including, without limitation, statements about Popular, Inc.’s (the “Corporation,” “Popular,” “we,” “us,” “our”) business, financial condition, results of operations, plans, objectives and future performance. These statements are not guarantees of future performance, are based on management’s current expectations and, by their nature, involve risks, uncertainties, estimates and assumptions. Potential factors, some of which are beyond the Corporation’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Risks and uncertainties include, without limitation, the effect of competitive and economic factors, and our reaction to those factors, the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes (including on our cost of deposits), capital markets conditions, capital adequacy and liquidity, and the effect of legal and regulatory proceedings and new accounting standards on the Corporation’s financial condition and results of operations.
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

Table of Content
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
Moreover, the outcome of any legal and regulatory proceedings, as discussed in “Part II, Item 1. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and/or juries. Investors should refer to the Corporation’s
Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), as well as “Part II, Item 1A” of our Quarterly
Report on this Quarterly Report on Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.
All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to Popular as of the date of this Quarterly Report on Form 10-Q and other than as required by law, including the requirements of applicable securities laws, we assume no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Table of Content
POPULAR, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

(In thousands, except share information)	September 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$373,329	$402,755
Money market investments:
Time deposits with other banks	5,112,689	4,626,506
Total money market investments	5,112,689	4,626,506
Trading account debt securities, at fair value	30,704	36,569
Debt securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	155,193	30,687
Other debt securities available-for-sale	23,272,667	20,544,285
Debt securities available-for-sale	23,427,860	20,574,972
Debt securities held-to-maturity, at amortized cost:
Pledged securities with creditors’ right to repledge	-	9,298
Other debt securities held-to-maturity	5,489,378	7,318,231
Debt securities held-to-maturity (fair value 2026 - $5,425,434; 2025 - $7,363,587)	5,489,378	7,327,529
Less -Allowance for credit losses	6,057	5,812
Debt securities held-to-maturity, net	5,483,321	7,321,717
Equity securities (realizable value 2026 -$227,472; 2025 - $230,388)	226,936	229,848
Loans held-for-sale, at fair value	3,214	9,998
Loans held-in-portfolio	40,441,556	39,749,142
Less - Unearned income	398,900	421,624
Allowance for credit losses	808,810	808,056
Total loans held-in-portfolio, net	39,233,846	38,519,462
Premises and equipment, net	746,190	685,820
Other real estate	44,299	42,433
Accrued income receivable	319,724	300,824
Mortgage servicing assets, at fair value	93,373	96,356
Other assets	1,845,682	1,705,977
Goodwill	789,954	789,954
Other intangible assets	3,924	5,076
Total assets	77,735,045	$75,348,267
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$15,010,570	$15,304,209
Interest bearing	53,694,421	50,885,884
Total deposits	68,704,991	66,190,093
Assets sold under agreements to repurchase	152,321	39,001
Other short-term borrowings	486,697	650,000
Notes payable	686,228	759,577
Other liabilities	1,489,912	1,460,517
Total liabilities	71,520,149	69,099,188
Commitments and contingencies (Refer to Note 16)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 885,726 shares issued and outstanding (2025 - 885,726)	22,143	22,143
Common stock, $0.01 par value; 170,000,000 shares authorized; 104,962,021 shares issued (2025 - 104,921,229) and 62,834,136 shares outstanding (2025 - 65,719,385)	1,050	1,049
Surplus	4,940,043	4,924,296
Retained earnings	5,818,002	5,206,497
Treasury stock - at cost, 42,127,885 shares (2025 -39,201,844)	(3,181,178)	(2,722,819)
Accumulated other comprehensive loss, net of tax	(1,385,164)	(1,182,087)
Total stockholders’ equity	6,214,896	6,249,079
Total liabilities and stockholders’ equity	$77,735,045	$75,348,267
The accompanying notes are an integral part of these Consolidated Financial Statements.

Table of Content
POPULAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2026	2025	2026	2025
Interest income:
Loans	$725,035	$702,039	$2,141,450	$2,053,299
Money market investments	45,868	66,867	137,129	206,565
Investment securities	235,870	197,743	657,049	567,655
Total interest income	1,006,773	966,649	2,935,628	2,827,519
Interest expense:
Deposits	289,185	303,432	819,857	896,353
Short-term borrowings	6,881	4,616	17,756	11,342
Long-term debt	11,777	12,096	35,486	36,173
Total interest expense	307,843	320,144	873,099	943,868
Net interest income	698,930	646,505	2,062,529	1,883,651
Provision for credit losses	96,716	75,125	238,475	188,147
Net interest income after provision for credit losses	602,214	571,380	1,824,054	1,695,504
Non-interest income:
Service charges on deposit accounts	37,106	39,077	114,909	116,957
Other service fees	110,584	101,376	322,297	296,406
Mortgage banking activities	4,852	2,771	15,332	11,332
Net loss, including impairment on debt securities	-	-	(595)	-
Net (loss) gain, including impairment on equity securities	(1,746)	2,197	1,610	3,645
Net (loss) gain on trading account debt securities	(792)	398	(317)	1,456
Adjustments to indemnity reserves on loans sold	158	36	587	329
Other operating income	25,496	25,340	68,006	61,608
Total non-interest income	175,658	171,195	521,829	491,733
Operating expenses:
Personnel costs	245,070	232,988	690,170	675,056
Net occupancy expenses	29,157	26,083	84,220	82,441
Equipment expenses	6,324	5,313	17,432	16,404
Other taxes	17,665	17,967	53,049	55,324
Professional fees	25,587	25,808	75,624	80,741
Technology and software expenses	90,068	87,117	270,178	255,481
Processing and transactional services	39,670	38,408	116,023	114,050
Communications	4,562	4,836	13,332	14,750
Business promotion	28,428	27,304	79,188	77,364
Deposit insurance	9,692	10,873	29,586	30,315
Other real estate owned (OREO) income	(3,733)	(3,408)	(11,589)	(10,862)
Other operating expenses	12,716	8,614	38,665	53,630
Amortization of intangibles	384	384	1,152	1,366
Goodwill impairment charge	-	13,000	-	13,000
Total operating expenses	505,590	495,287	1,457,030	1,459,060
Income before income tax	272,282	247,288	888,853	728,177
Income tax expense	29,897	35,971	122,580	128,918
Net Income	$242,385	$211,317	$766,273	$599,259
Net Income Applicable to Common Stock	$242,033	$210,964	$765,214	$598,200
Net Income per Common Share - Basic	$3.84	$3.15	$11.97	$8.78
Net Income per Common Share - Diluted	$3.83	$3.14	$11.96	$8.78
`
The accompanying notes are an integral part of these Consolidated Financial Statements.

Table of Content
POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Net income	$242,385	$211,317	$766,273	$599,259
Other comprehensive income before tax:
Foreign currency translation adjustment	(4,069)	(14,524)	18,103	(13,670)
Amortization of net losses of pension and postretirement benefit plans	2,258	2,272	6,774	6,817
Unrealized holding (losses) gains on debt securities arising during the period	(301,392)	110,430	(395,407)	335,388
Amortization of unrealized losses of debt securities transfer from available- for- sale to held-to-maturity	39,301	47,191	130,063	138,743
Other comprehensive income before tax	(263,902)	145,369	(240,467)	467,278
Income tax benefit (expense)	38,124	(25,972)	37,390	(82,298)
Total other comprehensive (loss) income, net of tax	(225,778)	119,397	(203,077)	384,980
Comprehensive income, net of tax	$16,607	$330,714	$563,196	$984,239

Tax effect allocated to each component of other comprehensive income:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Amortization of net losses of pension and postretirement benefit plans	$(846)	$(851)	$(2,540)	$(2,555)
Unrealized benefit (expense) due to holding gains or losses on debt securities arising during the period	46,831	(15,683)	65,942	(51,994)
Amortization of unrealized losses of debt securities transfer from available- for- sale to held-to-maturity	(7,861)	(9,438)	(26,012)	(27,749)
Income tax benefit (expense)	$38,124	$(25,972)	$37,390	$(82,298)
The accompanying notes are an integral part of the Consolidated Financial Statements.

Table of Content
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands)	Common stock	Preferred stock	Surplus	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Balance at June 30,2025	$1,049	$22,143	$4,919,950	$4,861,958	$(2,455,425)	$(1,395,657)	$5,954,018
Net income				211,317			211,317
Issuances of common stock			1,764				1,764
Dividends declared:
Common stock[1]				(50,376)			(50,376)
Preferred stock				(353)			(353)
Common stock purchases[2]					(119,697)		(119,697)
Stock based compensation			(947)		549		(398)
Other comprehensive income, net of tax						119,397	119,397
Balance at September 30, 2025	$1,049	$22,143	$4,920,767	$5,022,546	$(2,574,573)	$(1,276,260)	$6,115,672
Balance at June 30,2026	$1,050	$22,143	$4,937,091	$5,632,866	$(3,000,759)	$(1,159,386)	6,433,005
Net income				242,385			242,385
Issuances of common stock			1,766				1,766
Dividends declared:
Common stock[1]				(56,896)			(56,896)
Preferred stock				(353)			(353)
Common stock purchases[3]					(183,548)		(183,548)
Stock based compensation			1,186		3,129		4,315
Other comprehensive loss, net of tax						(225,778)	(225,778)
Balance at September 30, 2026	$1,050	$22,143	$4,940,043	$5,818,002	$(3,181,178)	$(1,385,164)	$6,214,896
[1]Dividends declared per common share during the quarter ended September 30, 2026 - $0.90 (2025 - $0.75).
[2]Includes common stock repurchases of $119.4 million as part of the 2024 and 2025 common stock repurchase programs.
[3]Includes common stock repurchases of $178.6 million as part of the 2026 common stock repurchase program.

Table of Content
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands)	Common stock	Preferred stock	Surplus	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Balance at December 31, 2024	$1,048	$22,143	$4,908,693	$4,570,957	$(2,228,535)	$(1,661,240)	$5,613,066
Net income				599,259			599,259
Issuances of common stock	1		5,293				5,294
Dividends declared:
Common stock[1]				(146,611)			(146,611)
Preferred stock				(1,059)			(1,059)
Common stock purchases[2]					(362,752)		(362,752)
Stock based compensation			6,781		16,714		23,495
Other comprehensive income, net of tax						384,980	384,980
Balance at September 30, 2025	$1,049	$22,143	$4,920,767	$5,022,546	$(2,574,573)	$(1,276,260)	$6,115,672
Balance at December 31, 2025	$1,049	$22,143	$4,924,296	$5,206,497	$(2,722,819)	$(1,182,087)	$6,249,079
Net income				766,273			766,273
Issuances of common stock	1		5,392				5,393
Dividends declared:
Common stock[1]				(153,709)			(153,709)
Preferred stock				(1,059)			(1,059)
Common stock purchases[3]					(473,640)		(473,640)
Stock based compensation			10,355		15,281		25,636
Other comprehensive loss, net of tax						(203,077)	(203,077)
Balance at September 30, 2026	$1,050	$22,143	$4,940,043	$5,818,002	$(3,181,178)	$(1,385,164)	$6,214,896
[1]Dividends declared per common share during the nine months ended September 30, 2026 - $2.40 (2025 - $2.15).
[2]Includes common stock repurchases of $353.7 million as part of the 2024 and 2025 common stock repurchase programs.
[3]Includes common stock repurchases of $459.1 million as part of the 2025 and 2026 common stock repurchase programs.

	For the nine months ended
Disclosure of changes in number of shares:	September 30, 2026	September 30, 2025
Preferred Stock:
Balance at beginning and end of period	885,726	885,726
Common Stock – Issued:
Balance at beginning of period	104,921,229	104,849,460
Issuances of common stock	40,792	56,684
Balance at end of period	104,962,021	104,906,144
Treasury stock	(42,127,885)	(37,946,278)
Common Stock – Outstanding	62,834,136	66,959,866
The accompanying notes are an integral part of these Consolidated Financial Statements.

Table of Content
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$766,273	$599,259
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	238,475	188,147
Goodwill impairment charge	-	13,000
Amortization of intangibles	1,152	1,366
Depreciation and amortization of premises and equipment	42,810	38,901
Net accretion of discounts and amortization of premiums and deferred fees	(219,377)	(203,871)
Interest capitalized on loans subject to the temporary payment moratorium or loss mitigation alternatives	(4,503)	(4,729)
Share-based compensation	31,254	23,574
Net loss, including impairment on debt securities	595	-
Fair value adjustments on mortgage servicing rights	4,368	9,359
Adjustments to indemnity reserves on loans sold	(587)	(329)
Earnings from investments under the equity method, net of dividends or distributions	(24,348)	(13,760)
Deferred income tax expense	15,693	26,666
Gain on:
Disposition of premises and equipment and other productive assets	(26)	(31)
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(460)	(103)
Sale of equity method investment	-	(1,226)
Sale of foreclosed assets, including write-downs	(9,254)	(8,722)
Acquisitions of loans held-for-sale	(8,916)	(4,135)
Proceeds from sale of loans held-for-sale	34,629	26,924
Net originations on loans held-for-sale	(33,370)	(22,184)
Net decrease (increase) in:
Trading debt securities	30,353	6,561
Equity securities	(4,508)	(4,827)
Accrued income receivable	(18,966)	(33,921)
Other assets	15,608	(4,008)
Net (decrease) increase in:
Interest payable	(6,469)	(7,042)
Pension and other postretirement benefits obligation	938	3,372
Other liabilities	(57,076)	(18,266)
Total adjustments	28,015	10,716
Net cash provided by operating activities	794,288	609,975
Cash flows from investing activities:
Net (increase) decrease in money market investments	(486,614)	1,626,969
Purchases of investment securities:
Available-for-sale	(29,603,779)	(28,253,550)
Equity	(50,222)	(37,006)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	26,584,636	26,178,815
Held-to-maturity	1,962,925	456,532
Proceeds from sale of investment securities:
Equity	57,643	32,506
Net disbursements on loans	(799,685)	(1,342,325)
Proceeds from sale of loans	268,740	61,379

Table of Content

Acquisition of loan portfolios	(454,396)	(480,793)
Return of capital from equity method investments	414	2
Payments to acquire equity method investments	(2,507)	(687)
Net proceeds from sale of equity method investment	-	1,226
Acquisition of premises and equipment and other productive assets	(130,718)	(150,079)
Proceeds from sale of:
Premises and equipment and other productive assets	1,434	494
Foreclosed assets	57,898	67,911
Net cash used in investing activities	(2,594,231)	(1,838,606)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	2,513,031	1,626,359
Assets sold under agreements to repurchase	113,320	2,020
Other short-term borrowings	(163,303)	175,000
Payments of notes payable	(74,500)	(113,522)
Principal payments of finance leases	(3,581)	(2,894)
Proceeds from issuances of notes payable	-	6,112
Proceeds from issuances of common stock	5,393	5,294
Dividends paid	(147,468)	(146,840)
Net payments for repurchase of common stock	(458,820)	(356,975)
Payments related to tax withholding for share-based compensation	(13,986)	(8,070)
Net cash provided by financing activities	1,770,086	1,186,484
Net decrease in cash and due from banks, and restricted cash	(29,857)	(42,147)
Cash and due from banks, and restricted cash at beginning of period	412,989	429,406
Cash and due from banks, and restricted cash at the end of the period	$383,132	$387,259
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
Certain information and notes to the financial statements disclosures which would normally be included in financial statements prepared in accordance with Accounting Principles Generally Accepted in the United States of America ("U.S. GAAP"), have been condensed or omitted from the unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly,
these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2025, included in the 2025 Form 10-K. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
January 1, 2029
The Corporation does not currently
engage in material transactions within the
scope of this guidance. Accordingly,
adoption is not expected to have a
material impact on the consolidated
financial statements. Should the
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
55-15 when it is involved in an acquisition
transaction effected primarily by exchanging
equity interests when the legal acquiree is a
variable interest entity that meets the definition
of a business to determine which entity is the
accounting acquirer. This replaces the
previous requirement that the primary
beneficiary always is the acquirer.
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

Table of Content
Note 4 - Restrictions on Cash and Due from Banks and Certain Securities
BPPR is required by regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed") or other banks. Required average reserve balances in BPPR amounted to $2.6 billion at September 30, 2026 (December 31, 2025 - $2.7 billion). Cash and due from banks, as well as other highly liquid securities, are used to cover these required average reserve balances.
At September 30, 2026, the Corporation held $68 million in restricted assets in the form of funds deposited in money market accounts, debt securities available-for-sale and equity securities (December 31, 2025 - $64 million). The restricted assets held in debt securities available-
for-sale and equity securities consist primarily of assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.
Note 5 - Debt Securities Available-For-Sale
The following tables present the amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of debt securities available-for-sale at September 30, 2026 and December 31, 2025.

	At September 30, 2026
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$11,908,547	$87	$13,535	$11,895,099	3.69%
After 1 to 5 years	7,529,806	-	156,744	7,373,062	3.81
Total U.S. Treasury securities	19,438,353	87	170,279	19,268,161	3.74
Collateralized mortgage obligations - federal agencies
Within 1 year	200	-	2	198	1.60
After 1 to 5 years	1,977	-	34	1,943	1.45
After 5 to 10 years	9,171	-	544	8,627	2.42
After 10 years	85,619	7	8,279	77,347	3.11
Total collateralized mortgage obligations - federal agencies	96,967	7	8,859	88,115	3.01
Mortgage-backed securities - federal agencies
Within 1 year	14,388	-	245	14,143	2.86
After 1 to 5 years	109,323	12	5,466	103,869	2.09
After 5 to 10 years	970,357	9	106,456	863,910	1.74
After 10 years	4,060,377	137	971,373	3,089,141	1.78
Total mortgage-backed securities - federal agencies	5,154,445	158	1,083,540	4,071,063	1.79
Other
After 1 to 5 years	521	-	-	521	4.94
Total other	521	-	-	521	4.94
Total debt securities available-for-sale[1]	$24,690,286	$252	$1,262,678	$23,427,860	3.33%
[1]Includes $18.6 billion pledged to secure government and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $17.3 billion serve as collateral for public funds. The
Corporation had unpledged Available-for-Sale securities with a fair value of $4.6 billion that could be used to increase its borrowing facilities.

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
[1] Includes $14.3 billion pledged to secure government and trust deposits, assets sold under agreements to repurchase, credit facilities and loan servicing agreements that the secured parties are not permitted to sell or repledge the collateral, of which $13.2 billion serve as collateral for public funds. The
Corporation had unpledged Available-for-Sale securities with a fair value of $6.3 billion that could be used to increase its borrowing facilities.

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
At September 30, 2026, the Corporation did not intend to sell or believe it was more likely than not that it would be required to sell debt securities classified as available-for-sale. There were no debt securities classified as available-for-sale sold during the nine months ended
September 30, 2026 and 2025.
The following tables present the Corporation’s fair value and gross unrealized losses of debt securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025.

	At September 30, 2026
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$17,915,089	$144,998	$435,792	$25,281	$18,350,881	$170,279
Collateralized mortgage obligations - federal agencies	22,541	667	64,451	8,192	86,992	8,859
Mortgage-backed securities -federal agencies	227,380	15,362	3,835,960	1,068,178	4,063,340	1,083,540
Total debt securities available-for-sale in an unrealized loss position	$18,165,010	$161,027	$4,336,203	$1,101,651	$22,501,213	$1,262,678

	At December 31, 2025
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities	$992,083	$82	$943,699	$20,752	$1,935,782	$20,834
Collateralized mortgage obligations - federal agencies	1,481	3	83,266	6,509	84,747	6,512
Mortgage-backed securities - federal agencies	222,333	9,975	4,469,097	865,146	4,691,430	875,121
Total debt securities available-for-sale in an unrealized loss position	$1,215,897	$10,060	$5,496,062	$892,407	$6,711,959	$902,467

Table of Content
Debt securities available-for-sale in a continuous unrealized loss position for less than twelve months of $18.2 billion as of September 30,
2026, compared to $1.2 billion on December 31, 2025, are impacted by changes in market rates.
As of September 30, 2026, the portfolio of available-for-sale debt securities reflects gross unrealized losses of $1.3 billion (December 31,
2025 - $0.9 billion), driven mainly by mortgage-backed securities, which have been impacted by the interest rate environment and the portfolio’s longer duration. The portfolio of available-for-sale debt securities is comprised mainly of U.S. Treasuries and obligations from the
U.S. Government, its agencies or government sponsored entities, including Federal National Mortgage Association (“FNMA”), Federal Home
Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”). These securities carry an explicit or implicit guarantee from the U.S. Government, are highly rated by major rating agencies, and have a long history of no credit losses.
Accordingly, the Corporation applies a zero-credit loss assumption.
Note 6 - Debt Securities Held-to-Maturity
The following tables present the amortized cost, allowance for credit losses, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of debt securities held-to-maturity at September 30, 2026 and December 31, 2025.

	At September 30, 2026
(In thousands)	Amortized cost	Book Value [1]	Allowance for Credit Losses	Carrying Value Net of Allowance	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$2,395,856	$2,362,176	$-	$2,362,176	$-	$8,183	$2,353,993	1.08%
After 1 to 5 years	3,209,641	3,080,838	-	3,080,838	-	49,088	3,031,750	1.37
Total U.S. Treasury securities	5,605,497	5,443,014	-	5,443,014	-	57,271	5,385,743	1.25
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	3,545	3,545	10	3,535	5	1	3,539	3.86
After 1 to 5 years	795	795	15	780	3	-	783	5.80
After 5 to 10 years	230	230	7	223	-	1	222	5.82
After 10 years	34,356	34,356	6,025	28,331	1,689	2,044	27,976	1.43
Total obligations of Puerto Rico, States and political subdivisions	38,926	38,926	6,057	32,869	1,697	2,046	32,520	1.77
Collateralized mortgage obligations - federal agencies
After 10 years	1,478	1,478	-	1,478	-	267	1,211	2.87
Total collateralized mortgage obligations - federal agencies	1,478	1,478	-	1,478	-	267	1,211	2.87
Securities in wholly owned statutory business trusts
After 5 to 10 years	5,960	5,960	-	5,960	-	-	5,960	6.33
Total securities in wholly owned statutory business trusts	5,960	5,960	-	5,960	-	-	5,960	6.33
Total debt securities held-to-maturity [2]	$5,651,861	$5,489,378	$6,057	$5,483,321	$1,697	$59,584	$5,425,434	1.26%
[1]Book value includes $162 million of unrealized loss which remains in Accumulated other comprehensive (loss) income (AOCI) related to certain securities previously transferred from available-for-sale securities portfolio to the held-to-maturity securities portfolio.
[2] Included $5.3 billion pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral. The Corporation had unpledged held-to-maturities securities with a fair value of $147 million that could be used to increase its borrowing facilities.

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
[1]Book value includes $293 million of unrealized loss which remains in Accumulated other comprehensive (loss) income (AOCI) related to certain securities transferred from available-for-sale securities portfolio to the held-to-maturity securities portfolio.
[2] Includes $7.3 billion pledged to secure public and trust deposits that the secured parties are not permitted to sell or repledge the collateral. The Corporation had unpledged held-to-maturities securities with a fair value of $99 million that could be used to increase its borrowing facilities.

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
At September 30, 2026 and December 31, 2025, the “Obligations of Puerto Rico, States and political subdivisions" classified as held-to-
maturity, included securities issued by municipalities of Puerto Rico that are generally not rated by a credit rating agency. The Corporation performs periodic credit quality reviews of these securities and internally assigns standardized credit risk ratings based on its evaluation. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 8 to the Consolidated Financial Statements. This includes
$5 million of general and special obligation bonds issued by three municipalities of Puerto Rico, all of which have a “Pass" rating, that are payable primarily from certain property taxes imposed by the issuing municipality (compared to $9 million and $8 million, respectively, at
December 31, 2025).
At September 30, 2026, the portfolio of “Obligations of Puerto Rico, States and political subdivisions" also included $34 million in securities issued by the Puerto Rico Housing Finance Authority (“HFA"), a government instrumentality, for which the underlying source of payment is second mortgage loans in Puerto Rico residential properties (not the government), but for which HFA provides a guarantee in the event of default and upon the satisfaction of certain other conditions (December 31, 2025 - $36 million). These securities are not rated by a credit rating agency. Refer to Note 16 to the Consolidated Financial Statements for additional information on the Corporation’s exposure to the
Puerto Rico Government.

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
At September 30, 2026, the portfolio of “Obligations of Puerto Rico, States and political subdivisions” had no securities issued by the HFA for which the underlying source of payment is U.S. Treasury securities (December 31, 2025 - $7 million), as all such securities were fully redeemed during the quarter ended on March 31, 2026. Historically, the Corporation has applied a zero-credit loss assumption for these securities, and no ACL has been established for these securities given that U.S. Treasury securities carry an explicit guarantee from the
U.S. Government, are highly rated by major rating agencies, and have a long history of no credit losses.
Delinquency status
At September 30, 2026 and December 31, 2025, there were no securities held-to-maturity in past due or non-performing status.
Allowance for credit losses on debt securities held-to-maturity
The allowance for credit losses related to the Obligations of Puerto Rico and the States and Political subdivisions securities at
September 30, 2026 was $6 million (December 31, 2025 - $6 million).
Note 7 - Loans
For a summary of the accounting policies related to loans, interest recognition and allowance for credit losses refer to Note 2 - Summary of
Significant Accounting Policies of the 2025 Form 10-K.
The following table presents the Corporation's loan purchases for the quarters and nine months ended September 30, 2026 and 2025 by class of loans:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Commercial	$37,115	$40,797	$107,425	$115,683
Mortgage	124,931	122,452	355,783	369,049
Ending balance	$162,046	$163,249	$463,208	$484,732
The following table presents the Corporation’s loan sales for the quarters and nine months ended September 30, 2026 and 2025 by class of loans:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Commercial	$83,900	$19,998	$263,977	$47,347
Construction	-	-	3,833	9,338
Mortgage	11,565	11,393	34,559	26,780
Ending balance	$95,465	$31,391	$302,369	$83,465
Delinquency status
The following tables present the amortized cost basis of loans held-in-portfolio (“HIP’’), net of unearned income, by past due status, and by loan class including those that are in non-performing status or that are accruing interest but are past due 90 days or more at September 30,
2026 and December 31, 2025.

Table of Content

September 30, 2026
BPPR
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP	Non-accrual loans	Accruing loans
Commercial multi-family	$4,608	$2,472	$3,222	$10,302	$334,459	$344,761	$3,222	$-
Commercial real estate:
Non-owner occupied	4,925	138	25,930	30,993	3,376,262	3,407,255	25,930	-
Owner occupied	5,892	1,238	18,601	25,731	1,179,548	1,205,279	18,601	-
Commercial and industrial	5,920	2,721	188,053	196,694	5,893,457	6,090,151	183,940	4,113
Construction	11,944	-	-	11,944	457,743	469,687	-	-
Mortgage	245,242	115,758	320,383	681,383	6,963,994	7,645,377	130,982	189,401
Leasing	22,785	5,283	7,713	35,781	1,916,344	1,952,125	7,713	-
Consumer:
Credit cards	14,018	9,957	24,279	48,254	1,211,793	1,260,047	-	24,279
Home equity lines of credit	-	-	-	-	1,818	1,818	-	-
Personal	21,317	12,624	16,349	50,290	1,891,960	1,942,250	16,349	-
Auto	111,097	20,747	32,223	164,067	3,592,392	3,756,459	32,223	-
Other	340	121	3,491	3,952	165,537	169,489	2,994	497
Total	$448,088	$171,059	$640,244	$1,259,391	$26,985,307	$28,244,698	$421,954	$218,290

September 30, 2026
Popular U.S.
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP	Non-accrual loans	Accruing loans
Commercial multi-family	$4,985	$2,132	$7,151	$14,268	$2,037,952	$2,052,220	$7,151	$-
Commercial real estate:								-
Non-owner occupied	27,718	2,059	6,329	36,106	2,399,379	2,435,485	6,329	-
Owner occupied	5,048	-	8,865	13,913	2,193,008	2,206,921	8,865	-
Commercial and industrial	8,696	7,792	8,632	25,120	2,593,787	2,618,907	8,469	163
Construction	-	12,491	-	12,491	1,103,695	1,116,186	-	-
Mortgage	1,276	3,977	9,256	14,509	1,200,299	1,214,808	9,256	-
Consumer:
Credit cards	-	-	-	-	6	6	-	-
Home equity lines of credit	735	1,046	2,876	4,657	82,131	86,788	2,876	-
Personal	614	399	837	1,850	50,160	52,010	837	-
Other	-	-	48	48	14,579	14,627	48	-
Total	$49,072	$29,896	$43,994	$122,962	$11,674,996	$11,797,958	$43,831	$163

Table of Content

September 30, 2026
Popular, Inc.
	Past due						Past due 90 days or more
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP [2] [3]	Non-accrual loans	Accruing loans
Commercial multi-family	$9,593	$4,604	$10,373	$24,570	$2,372,411	$2,396,981	$10,373	$-
Commercial real estate:
Non-owner occupied	32,643	2,197	32,259	67,099	5,775,641	5,842,740	32,259	-
Owner occupied	10,940	1,238	27,466	39,644	3,372,556	3,412,200	27,466	-
Commercial and industrial	14,616	10,513	196,685	221,814	8,487,244	8,709,058	192,409	4,276
Construction	11,944	12,491	-	24,435	1,561,438	1,585,873	-	-
Mortgage[1]	246,518	119,735	329,639	695,892	8,164,293	8,860,185	140,238	189,401
Leasing	22,785	5,283	7,713	35,781	1,916,344	1,952,125	7,713	-
Consumer:
Credit cards	14,018	9,957	24,279	48,254	1,211,799	1,260,053	-	24,279
Home equity lines of credit	735	1,046	2,876	4,657	83,949	88,606	2,876	-
Personal	21,931	13,023	17,186	52,140	1,942,120	1,994,260	17,186	-
Auto	111,097	20,747	32,223	164,067	3,592,392	3,756,459	32,223	-
Other	340	121	3,539	4,000	180,116	184,116	3,042	497
Total	$497,160	$200,955	$684,238	$1,382,353	$38,660,303	$40,042,656	$465,785	$218,453
[1]At September 30, 2026, mortgage loans held-in-portfolio include $3.5 billion of loans that carry certain guarantees from the FHA or the VA, for which the
Corporation’s policy is to exclude them from non-performing status, of which $189 million are 90 days or more past due. The portfolio of guaranteed loans includes $35 million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of September 30, 2026. The Corporation has $23 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at September 30, 2026.
[2]Loans held-in-portfolio are net of $399 million in unearned income and exclude $3 million in loans held-for-sale.
[3]Includes $22.4 billion pledged to secure credit facilities and public funds that the secured parties are not permitted to sell or repledge the collateral, of which
$7.6 billion were pledged at the Federal Home Loan Bank ("FHLB") as collateral for borrowings and $14.8 billion at the Federal Reserve Bank ("FRB") for discount window borrowings. As of September 30, 2026, the Corporation had an available borrowing facility with the FHLB and the discount window of FRB of $4.4 billion and $12.0 billion, respectively.

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
[1]At December 31, 2025 mortgage loans held-in-portfolio include $3.2 billion of loans that carry certain guarantees from the FHA or the VA, for which the
Corporation’s policy is to exclude them from non-performing status, of which $197 million are 90 days or more past due. The portfolio of guaranteed loans includes $47 million of residential mortgage loans in Puerto Rico that are no longer accruing interest as of December 31, 2025. The Corporation has $27 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest at December 31, 2025.
[2]Loans held-in-portfolio are net of $422 million in unearned income and exclude $10 million in loans held-for-sale.
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

The following tables present the amortized cost basis of non-accrual loans as of September 30, 2026 and December 31, 2025 by class of loans:

Table of Content

September 30, 2026
	BPPR		Popular U.S.		Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance
Commercial multi-family	$-	$3,222	$6,825	$326	$6,825	$3,548
Commercial real estate non-owner occupied	23,565	2,365	6,310	19	29,875	2,384
Commercial real estate owner occupied	1,229	17,372	-	8,865	1,229	26,237
Commercial and industrial	1,898	182,042	4,015	4,454	5,913	186,496
Mortgage	50,937	80,045	777	8,479	51,714	88,524
Leasing	451	7,262			451	7,262
Consumer:
HELOCs			-	2,876	-	2,876
Personal	3,520	12,829	-	837	3,520	13,666
Auto	2,945	29,278	-	-	2,945	29,278
Other	747	2,247	-	48	747	2,295
Total	$85,292	$336,662	$17,927	$25,904	$103,219	$362,566

December 31, 2025
	BPPR		Popular U.S.		Popular, Inc.
(In thousands)	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance	Non-accrual with no allowance	Non-accrual with allowance
Commercial multi-family	$-	$112	$8,137	$499	$8,137	$611
Commercial real estate non-owner occupied	31,408	4,284	6,979	41	38,387	4,325
Commercial real estate owner occupied	16,576	7,991	-	-	16,576	7,991
Commercial and industrial	6,245	177,669	5,985	513	12,230	178,182
Mortgage	59,302	73,071	732	12,690	60,034	85,761
Leasing	771	8,408	-	-	771	8,408
Consumer:
HELOCs	-	-	-	2,796	-	2,796
Personal	3,314	15,549	-	1,233	3,314	16,782
Auto	2,252	49,948	-	-	2,252	49,948
Other	378	1,431	-	29	378	1,460
Total	$120,246	$338,463	$21,833	$17,801	$142,079	$356,264
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
Loans in non-accrual status with no allowance at September 30, 2026 include $103 million in collateral dependent loans (December 31,
2025 - $142 million). The Corporation recognized $3 million in interest income on non-accrual loans during the nine months ended
September 30, 2026 (September 30, 2025 - $3 million).
The following tables present the amortized cost basis of collateral-dependent loans, for which the ACL was measured based on the fair value of the collateral less cost to sell, by class of loans and type of collateral as of September 30, 2026 and December 31, 2025:

Table of Content

	September 30, 2026
(In thousands)	Real Estate	Auto	Equipment	Other	Total
BPPR
Commercial multi-family	$4,378	$-	$-	$-	$4,378
Commercial real estate:
Non-owner occupied	84,332	-	-	-	84,332
Owner occupied	16,327	-	-	-	16,327
Commercial and industrial	6,068	46,563	13,452	50,798	116,881
Mortgage	60,516	-	-	-	60,516
Leasing		1,454	1	-	1,455
Consumer:
Personal	3,853	-	-	-	3,853
Auto		17,517	-	-	17,517
Other		9	-	747	756
Total BPPR	$175,474	$65,543	$13,453	$51,545	$306,015
Popular U.S.
Commercial multi-family	$12,544	$-	$-	$-	$12,544
Commercial real estate:
Non-owner occupied	6,310	-	-	-	6,310
Owner occupied	8,865				8,865
Commercial and industrial	4,015	-	-	2,974	6,989
Construction	12,491	-	-	-	12,491
Mortgage	1,242	-	-	-	1,242
Total Popular U.S.	$45,467	$-	$-	$2,974	$48,441
Popular, Inc.
Commercial multi-family	$16,922	$-	$-	$-	$16,922
Commercial real estate:
Non-owner occupied	90,642	-	-	-	90,642
Owner occupied	25,192	-	-	-	25,192
Commercial and industrial	10,083	46,563	13,452	53,772	123,870
Construction	12,491				12,491
Mortgage	61,758	-	-	-	61,758
Leasing	-	1,454	1	-	1,455
Consumer:
Personal	3,853	-	-	-	3,853
Auto	-	17,517	-	-	17,517
Other	-	9	-	747	756
Total Popular, Inc.	$220,941	$65,543	$13,453	$54,519	$354,456

Table of Content

	December 31, 2025

(In thousands)	Real Estate	Auto	Equipment	Other	Total
BPPR
Commercial multi-family	$1,206	$-	$-	$-	$1,206
Commercial real estate:
Non-owner occupied	127,031	-	-	-	127,031
Owner occupied	23,014	-	-	-	23,014
Commercial and industrial	2,378	-	4,476	297	7,151
Mortgage	67,380	-	-	-	67,380
Leasing	-	1,925	-	-	1,925
Consumer:
Personal	3,402	-	-	-	3,402
Auto	-	16,512	-	-	16,512
Other	-	31	-	363	394
Total BPPR	$224,411	$18,468	$4,476	$660	$248,015
Popular U.S.
Commercial multi-family	$16,395	$-	$-	$-	$16,395
Commercial real estate:
Non-owner occupied	65,630	-	-	-	65,630
Commercial and industrial	4,187	-	-	1,798	5,985
Mortgage	1,398	-	-	-	1,398
Total Popular U.S.	$87,610	$-	$-	$1,798	$89,408
Popular, Inc.
Commercial multi-family	$17,601	$-	$-	$-	$17,601
Commercial real estate:
Non-owner occupied	192,661	-	-	-	192,661
Owner occupied	23,014	-	-	-	23,014
Commercial and industrial	6,565	-	4,476	2,095	13,136
Mortgage	68,778	-	-	-	68,778
Leasing	-	1,925	-	-	1,925
Consumer:
Personal	3,402	-	-	-	3,402
Auto	-	16,512	-	-	16,512
Other	-	31	-	363	394
Total Popular, Inc.	$312,021	$18,468	$4,476	$2,458	$337,423
Note 8 - Allowance for Credit Losses – Loans Held-In-Portfolio
The Corporation follows the current expected credit loss (“CECL”) model to establish and evaluate the adequacy of the ACL to provide for expected losses in the loan portfolio. This model establishes a forward-looking methodology that reflects the expected credit losses over the lives of financial assets starting when such assets are first acquired or originated. In addition, CECL provides that the initial ACL on purchased credit-deteriorated ("PCD") financial assets be recorded as an increase to the purchase price, with subsequent changes to the allowance recorded as a credit loss expense. The provision for credit losses recorded in current operations is based on this methodology.
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
At September 30, 2026, the Corporation estimated the ACL by weighting the outputs of optimistic, baseline, and pessimistic scenarios. The weightings applied are subject to evaluation on a quarterly basis as part of the ACL’s governance process. Among the three scenarios evaluated to estimate the ACL, the baseline scenario was assigned the highest probability, followed by the pessimistic scenario. There were no changes to the probability weights during third quarter of 2026.
The following tables present the changes in the ACL of loans held-in-portfolio and unfunded commitments for the quarters and nine months ended September 30, 2026 and 2025.

Table of Content

For the quarter ended September 30, 2026
BPPR
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Allowance for credit losses - PCD Loans	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$4,069	$(651)	$-	$-	$2	$3,420
Commercial real estate non-owner occupied	40,179	(2,625)	-	-	676	38,230
Commercial real estate owner occupied	35,549	(1,107)	-	-	4,211	38,653
Commercial and industrial	166,787	80,685	-	(37,283)	3,198	213,387
Total Commercial	246,584	76,302	-	(37,283)	8,087	293,690
Construction	4,803	(690)	-	-	80	4,193
Mortgage	70,498	(4,435)	3	(52)	3,376	69,390
Leasing	17,627	848	-	(3,197)	1,592	16,870
Consumer
Credit cards	84,817	13,914	-	(17,588)	3,849	84,992
Home equity lines of credit	52	(112)	-	-	107	47
Personal	96,014	11,160	-	(19,755)	2,543	89,962
Auto	164,543	1,455	-	(18,752)	5,685	152,931
Other	7,349	1,010	-	(1,079)	310	7,590
Total Consumer	352,775	27,427	-	(57,174)	12,494	335,522
Total - Loans	$692,287	$99,452	$3	$(97,706)	$25,629	$719,665
Allowance for credit losses - unfunded commitments:
Commercial	$6,655	$782	$-	$-	$-	$7,437
Construction	3,078	(505)	-	-	-	2,573
Ending balance - unfunded commitments [1]	$9,733	$277	$-	$-	$-	$10,010
[1]Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended September 30, 2026
Popular U.S.
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$14,850	$(2,459)	$-	$-	$12,391
Commercial real estate non-owner occupied	15,631	(1,213)	-	-	14,418
Commercial real estate owner occupied	17,090	2,716	(585)	(41)	19,180
Commercial and industrial	18,609	2,679	(212)	339	21,415
Total Commercial	66,180	1,723	(797)	298	67,404
Construction	9,557	(2,396)	-	-	7,161
Mortgage	9,024	(798)	(4)	36	8,258
Consumer
Credit Cards	-	-	-	-	-
Home equity lines of credit	1,371	(120)	(63)	491	1,679
Personal	6,408	(965)	(1,007)	203	4,639
Other	5	15	(19)	3	4
Total Consumer	7,784	(1,070)	(1,089)	697	6,322
Total - Loans	$92,545	$(2,541)	$(1,890)	$1,031	$89,145
Allowance for credit losses - unfunded commitments:
Commercial	$2,036	$10	$-	$-	$2,046
Construction	3,032	(349)	-	-	2,683
Consumer	135	40	-	-	175
Ending balance - unfunded commitments [1]	$5,203	$(299)	$-	$-	$4,904
[1]Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

Table of Content

For the quarter ended September 30, 2026
Popular Inc.
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Allowance for credit losses - PCD Loans	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$18,919	$(3,110)	$-	$-	$2	$15,811
Commercial real estate non-owner occupied	55,810	(3,838)	-	-	676	52,648
Commercial real estate owner occupied	52,639	1,609	-	(585)	4,170	57,833
Commercial and industrial	185,396	83,364	-	(37,495)	3,537	234,802
Total Commercial	312,764	78,025	-	(38,080)	8,385	361,094
Construction	14,360	(3,086)	-	-	80	11,354
Mortgage	79,522	(5,233)	3	(56)	3,412	77,648
Leasing	17,627	848	-	(3,197)	1,592	16,870
Consumer
Credit cards	84,817	13,914	-	(17,588)	3,849	84,992
Home equity lines of credit	1,423	(232)	-	(63)	598	1,726
Personal	102,422	10,195	-	(20,762)	2,746	94,601
Auto	164,543	1,455	-	(18,752)	5,685	152,931
Other	7,354	1,025	-	(1,098)	313	7,594
Total Consumer	360,559	26,357	-	(58,263)	13,191	341,844
Total - Loans	$784,832	$96,911	$3	$(99,596)	$26,660	$808,810
Allowance for credit losses - unfunded commitments:
Commercial	$8,691	$792	$-	$-	$-	$9,483
Construction	6,110	(854)	-	-	-	5,256
Consumer	135	40	-	-	-	175
Ending balance - unfunded commitments [1]	$14,936	$(22)	$-	$-	$-	$14,914
[1]Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the nine months ended September 30, 2026
BPPR
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Allowance for credit losses - PCD Loans	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$3,871	$(455)	$-	$-	$4	$3,420
Commercial real estate non-owner occupied	44,149	418	-	(11,874)	5,537	38,230
Commercial real estate owner occupied	34,722	(2,698)	-	(91)	6,720	38,653
Commercial and industrial	163,877	157,732	-	(114,650)	6,428	213,387
Total Commercial	246,619	154,997	-	(126,615)	18,689	293,690
Construction	4,488	(386)	-	-	91	4,193
Mortgage	70,674	(11,858)	12	(563)	11,125	69,390
Leasing	18,620	4,264	-	(10,624)	4,610	16,870
Consumer
Credit cards	91,124	37,960	-	(54,545)	10,453	84,992
Home equity lines of credit	58	(253)	-	(29)	271	47
Personal	97,804	43,462	-	(59,175)	7,871	89,962
Auto	180,364	4,268	-	(52,674)	20,973	152,931
Other	8,169	2,034	-	(3,389)	776	7,590
Total Consumer	377,519	87,471	-	(169,812)	40,344	335,522
Total - Loans	$717,920	$234,488	$12	$(307,614)	$74,859	$719,665
Allowance for credit losses - unfunded commitments:
Commercial	$5,993	$1,444	$-	$-	$-	$7,437
Construction	2,570	3	-	-	-	2,573
Ending balance - unfunded commitments [1]	$8,563	$1,447	$-	$-	$-	$10,010
[1]Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

Table of Content

For the nine months ended September 30, 2026
Popular U.S.
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$15,474	$(1,771)	$(1,312)	$-	$12,391
Commercial real estate non-owner occupied	14,568	(150)	-	-	14,418
Commercial real estate owner occupied	13,729	5,823	(585)	213	19,180
Commercial and industrial	17,057	4,303	(512)	567	21,415
Total Commercial	60,828	8,205	(2,409)	780	67,404
Construction	9,338	(2,177)	-	-	7,161
Mortgage	9,880	(1,713)	(27)	118	8,258
Consumer
Credit Cards	-	1	(1)	-	-
Home equity lines of credit	1,277	(366)	(63)	831	1,679
Personal	8,808	(710)	(4,390)	931	4,639
Other	5	26	(45)	18	4
Total Consumer	10,090	(1,049)	(4,499)	1,780	6,322
Total - Loans	$90,136	$3,266	$(6,935)	$2,678	$89,145
Allowance for credit losses - unfunded commitments:
Commercial	$1,570	$476	$-	$-	$2,046
Construction	4,161	(1,478)	-	-	2,683
Consumer	144	31	-	-	175
Ending balance - unfunded commitments [1]	$5,875	$(971)	$-	$-	$4,904
[1] Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the nine months ended September 30, 2026
Popular Inc.
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Allowance for credit losses - PCD Loans	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$19,345	$(2,226)	$-	$(1,312)	$4	$15,811
Commercial real estate non-owner occupied	58,717	268	-	(11,874)	5,537	52,648
Commercial real estate owner occupied	48,451	3,125	-	(676)	6,933	57,833
Commercial and industrial	180,934	162,035	-	(115,162)	6,995	234,802
Total Commercial	307,447	163,202	-	(129,024)	19,469	361,094
Construction	13,826	(2,563)	-	-	91	11,354
Mortgage	80,554	(13,571)	12	(590)	11,243	77,648
Leasing	18,620	4,264	-	(10,624)	4,610	16,870
Consumer
Credit cards	91,124	37,961	-	(54,546)	10,453	84,992
Home equity lines of credit	1,335	(619)	-	(92)	1,102	1,726
Personal	106,612	42,752	-	(63,565)	8,802	94,601
Auto	180,364	4,268	-	(52,674)	20,973	152,931
Other	8,174	2,060	-	(3,434)	794	7,594
Total Consumer	387,609	86,422	-	(174,311)	42,124	341,844
Total - Loans	$808,056	$237,754	$12	$(314,549)	$77,537	$808,810
Allowance for credit losses - unfunded commitments:
Commercial	$7,563	$1,920	$-	$-	$-	$9,483
Construction	6,731	(1,475)	-	-	-	5,256
Consumer	144	31	-	-	-	175
Ending balance - unfunded commitments [1]	$14,438	$476	$-	$-	$-	$14,914
[1] Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

Table of Content

For the quarter ended September 30, 2025
BPPR
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Allowance for credit losses - PCD Loans	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$3,696	$(177)	$-	$-	$2	$3,521
Commercial real estate non-owner occupied	43,139	10,931	-	(13,490)	876	41,456
Commercial real estate owner occupied	35,848	(2,211)	-	-	947	34,584
Commercial and industrial	123,202	30,220	-	(2,801)	1,334	151,955
Total Commercial	205,885	38,763	-	(16,291)	3,159	231,516
Construction	3,075	370	-	-	-	3,445
Mortgage	74,966	337	6	(585)	2,801	77,525
Leasing	20,040	1,234	-	(4,017)	1,963	19,220
Consumer
Credit cards	92,306	10,212	-	(18,139)	2,829	87,208
Home equity lines of credit	54	(95)	-	-	89	48
Personal	92,891	13,195	-	(19,218)	3,533	90,401
Auto	182,274	7,581	-	(19,175)	7,139	177,819
Other	7,758	1,042	-	(759)	132	8,173
Total Consumer	375,283	31,935	-	(57,291)	13,722	363,649
Total - Loans	$679,249	$72,639	$6	$(78,184)	$21,645	$695,355
Allowance for credit losses - unfunded commitments:
Commercial	$5,876	$943	$-	$-	$-	$6,819
Construction	1,869	(127)	-	-	-	1,742
Ending balance - unfunded commitments [1]	$7,745	$816	$-	$-	$-	$8,561
[1]Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the quarter ended September 30, 2025
Popular U.S.
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$13,085	$(84)	$-	$60	$13,061
Commercial real estate non-owner occupied	15,978	1,411	-	-	17,389
Commercial real estate owner occupied	13,203	1,388	-	16	14,607
Commercial and industrial	18,160	(148)	(722)	62	17,352
Total Commercial	60,426	2,567	(722)	138	62,409
Construction	7,504	155	-	-	7,659
Mortgage	10,209	(789)	-	36	9,456
Consumer
Home equity lines of credit	1,330	(253)	-	423	1,500
Personal	10,763	183	(1,629)	520	9,837
Other	4	15	(25)	10	4
Total Consumer	12,097	(55)	(1,654)	953	11,341
Total - Loans	$90,236	$1,878	$(2,376)	$1,127	$90,865
Allowance for credit losses - unfunded commitments:
Commercial	$1,935	$(7)	$-	$-	$1,928
Construction	3,289	(100)	-	-	3,189
Consumer	84	61	-	-	145
Ending balance - unfunded commitments [1]	$5,308	$(46)	$-	$-	$5,262
[1] Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

Table of Content

For the quarter ended September 30, 2025
Popular Inc.
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Allowance for credit losses - PCD Loans	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$16,781	$(261)	$-	$-	$62	$16,582
Commercial real estate non-owner occupied	59,117	12,342	-	(13,490)	876	58,845
Commercial real estate owner occupied	49,051	(823)	-	-	963	49,191
Commercial and industrial	141,362	30,072	-	(3,523)	1,396	169,307
Total Commercial	266,311	41,330	-	(17,013)	3,297	293,925
Construction	10,579	525	-	-	-	11,104
Mortgage	85,175	(452)	6	(585)	2,837	86,981
Leasing	20,040	1,234	-	(4,017)	1,963	19,220
Consumer
Credit cards	92,306	10,212	-	(18,139)	2,829	87,208
Home equity lines of credit	1,384	(348)	-	-	512	1,548
Personal	103,654	13,378	-	(20,847)	4,053	100,238
Auto	182,274	7,581	-	(19,175)	7,139	177,819
Other	7,762	1,057	-	(784)	142	8,177
Total Consumer	387,380	31,880	-	(58,945)	14,675	374,990
Total - Loans	$769,485	$74,517	$6	$(80,560)	$22,772	$786,220
Allowance for credit losses - unfunded commitments:
Commercial	$7,811	$936	$-	$-	$-	$8,747
Construction	5,158	(227)	-	-	-	4,931
Consumer	84	61	-	-	-	145
Ending balance - unfunded commitments [1]	$13,053	$770	$-	$-	$-	$13,823
[1]Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the nine months ended September 30, 2025
BPPR
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Allowance for credit losses - PCD Loans	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$2,783	$728	$-	$-	$10	$3,521
Commercial real estate non-owner occupied	44,852	8,172	-	(13,576)	2,008	41,456
Commercial real estate owner occupied	37,355	(5,129)	-	(103)	2,461	34,584
Commercial and industrial	130,136	23,194	-	(8,579)	7,204	151,955
Total Commercial	215,126	26,965	-	(22,258)	11,683	231,516
Construction	2,743	702	-	-	-	3,445
Mortgage	72,901	(2,533)	15	(1,570)	8,712	77,525
Leasing	16,419	10,863	-	(12,543)	4,481	19,220
Consumer
Credit cards	99,130	37,128	-	(57,015)	7,965	87,208
Home equity lines of credit	54	(516)	-	(25)	535	48
Personal	91,296	48,904	-	(60,724)	10,925	90,401
Auto	165,995	43,904	-	(53,649)	21,569	177,819
Other	7,002	3,062	-	(2,339)	448	8,173
Total Consumer	363,477	132,482	-	(173,752)	41,442	363,649
Total - Loans	$670,666	$168,479	$15	$(210,123)	$66,318	$695,355
Allowance for credit losses - unfunded commitments:
Commercial	$6,725	$94	$-	$-	$-	$6,819
Construction	1,663	79	-	-	-	1,742
Ending balance - unfunded commitments [1]	$8,388	$173	$-	$-	$-	$8,561
[1] Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

Table of Content

For the nine months ended September 30, 2025
Popular U.S.
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$6,453	$7,110	$(563)	$61	$13,061
Commercial real estate non-owner occupied	9,642	7,747	-	-	17,389
Commercial real estate owner occupied	12,473	1,581	(26)	579	14,607
Commercial and industrial	15,870	2,862	(1,918)	538	17,352
Total Commercial	44,438	19,300	(2,507)	1,178	62,409
Construction	8,521	(862)	-	-	7,659
Mortgage	9,508	(305)	-	253	9,456
Consumer
Home equity lines of credit	1,449	(1,188)	(46)	1,285	1,500
Personal	11,440	3,800	(7,175)	1,772	9,837
Other	2	50	(67)	19	4
Total Consumer	12,891	2,662	(7,288)	3,076	11,341
Total - Loans	$75,358	$20,795	$(9,795)	$4,507	$90,865
Allowance for credit losses - unfunded commitments:
Commercial	$1,662	$266	$-	$-	$1,928
Construction	5,409	(2,220)	-	-	3,189
Consumer	11	134	-	-	145
Ending balance - unfunded commitments [1]	$7,082	$(1,820)	$-	$-	$5,262
[1] Allowance for credit losses of unfunded commitments is presented as part of Other Liabilities in the Consolidated Statements of Financial Condition.

For the nine months ended September 30, 2025
Popular Inc.
(In thousands)	Beginning Balance	Provision for credit losses (benefit)	Allowance for credit losses - PCD Loans	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses - loans:
Commercial
Commercial multi-family	$9,236	$7,838	$-	$(563)	$71	$16,582
Commercial real estate non-owner occupied	54,494	15,919	-	(13,576)	2,008	58,845
Commercial real estate owner occupied	49,828	(3,548)	-	(129)	3,040	49,191
Commercial and industrial	146,006	26,056	-	(10,497)	7,742	169,307
Total Commercial	259,564	46,265	-	(24,765)	12,861	293,925
Construction	11,264	(160)	-	-	-	11,104
Mortgage	82,409	(2,838)	15	(1,570)	8,965	86,981
Leasing	16,419	10,863	-	(12,543)	4,481	19,220
Consumer
Credit cards	99,130	37,128	-	(57,015)	7,965	87,208
Home equity lines of credit	1,503	(1,704)	-	(71)	1,820	1,548
Personal	102,736	52,704	-	(67,899)	12,697	100,238
Auto	165,995	43,904	-	(53,649)	21,569	177,819
Other	7,004	3,112	-	(2,406)	467	8,177
Total Consumer	376,368	135,144	-	(181,040)	44,518	374,990
Total - Loans	$746,024	$189,274	$15	$(219,918)	$70,825	$786,220
Allowance for credit losses - unfunded commitments:
Commercial	$8,387	$360	$-	$-	$-	$8,747
Construction	7,072	(2,141)	-	-	-	4,931
Consumer	11	134	-	-	-	145
Ending balance - unfunded commitments [1]	$15,470	$(1,647)	$-	$-	$-	$13,823
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
The amount of outstanding commitments to lend additional funds to debtors with financial difficulties owing receivables whose terms have been modified during the nine months ended September 30, 2026 amounted to $87 million (during the year ended December 31, 2025 -
$159 million), related to the commercial loan portfolios.
The following tables show the amortized cost basis of the loans modified to borrowers experiencing financial difficulties at the end of the reporting period disaggregated by class of financing receivable and type of concession granted for the quarters and nine months ended
September 30, 2026 and 2025. Loans modified to borrowers experiencing financial difficulties that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Table of Content
Loan Modifications Made to Borrowers Experiencing Financial Difficulty for the quarter ended September 30, 2026

Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable
Commercial and industrial	$4,652	0.08%	$-	-%	$4,652	0.05%
Consumer:
Credit cards	71	0.01%	-	-%	71	0.01%
Personal	696	0.04%	-	-%	696	0.03%
Other	6	-%	-	-%	6	-%
Total	$5,425	0.02%	$-	-%	$5,425	0.01%

Term Extension
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable
CRE Non-owner occupied	$7,486	0.22%	$-	-%	$7,486	0.13%
CRE Owner occupied	563	0.05%	-	-%	563	0.02%
Commercial and industrial	47,681	0.78%	-	-%	47,681	0.55%
Mortgage	19,225	0.25%	612	0.05%	19,837	0.22%
Consumer:
Personal	177	0.01%	-	-	177	0.01%
Auto	183	-%	-	-%	183	-%
Total	$75,315	0.27%	$612	0.01%	$75,927	0.19%

Other-Than-Insignificant Payment Delays
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable
CRE Non-owner occupied	$205	0.01%	$-	-%	$205	-%
CRE Owner occupied	10,996	0.91%	-	-%	10,996	0.32%
Commercial and industrial	44,619	0.73%	-	-%	44,619	0.51%
Construction	-	-%	12,491	1.12%	12,491	0.79%
Total	$55,820	0.20%	$12,491	0.11%	$68,311	0.17%

Combination - Term Extension and Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable
Mortgage	$3,508	0.05%	$-	-%	$3,508	0.04%
Consumer:
Personal	3,056	0.16%	-	-%	3,056	0.15%
Auto	44	-%	-	-%	44	-%
Total	$6,608	0.02%	$-	-%	$6,608	0.02%

Table of Content

Combination - Other-Than-Insignificant Payment Delays and Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable
Commercial and industrial	$60,713	1.00%	$-	-%	$60,713	0.70%
Consumer:
Credit cards	2,426	0.19%	-	-%	2,426	0.19%
Total	$63,139	0.22%	$-	-%	$63,139	0.16%
Loan Modifications Made to Borrowers Experiencing Financial Difficulty for the nine months ended September 30, 2026

Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable
Commercial and industrial	$6,026	0.10%	$-	-%	$6,026	0.07%
Mortgage	221	-%	-	-%	221	-%
Credit cards	294	0.02%	-	-%	294	0.02%
Personal	1,960	0.10%	-	-%	1,960	0.10%
Other	6	-%	-	-%	6	-%
Total	$8,507	0.03%	$-	-%	$8,507	0.02%

Term Extension
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable
CRE Non-owner occupied	$9,562	0.28%	$-	-%	$9,562	0.16%
CRE Owner occupied	3,082	0.26%	1,397	0.06%	4,479	0.13%
Commercial and industrial	60,460	0.99%	682	0.03%	61,142	0.70%
Mortgage	38,506	0.50%	1,288	0.11%	39,794	0.45%
Personal	399	0.02%	-	-%	399	0.02%
Auto	292	0.01%	-	-%	292	0.01%
Total	$112,301	0.40%	$3,367	0.03%	$115,668	0.29%

Other-Than-Insignificant Payment Delays
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable
CRE Non-owner occupied	$474	0.01%	$-	-%	$474	0.01%
CRE Owner occupied	18,475	1.53%	-	-%	18,475	0.54%
Commercial and industrial	110,366	1.81%	-	-%	110,366	1.27%
Construction	-	-%	12,491	1.12%	12,491	0.79%
Mortgage	105	-%	-	-%	105	-%
Total	$129,420	0.46%	$12,491	0.11%	$141,911	0.35%

Table of Content

Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	BPPR		Popular U.S.		Popular, Inc.

	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable
CRE Owner occupied	$32	-%	$-	-%	$32	-%
Commercial and industrial	109	-%	-	-%	109	-%
Mortgage	8,155	0.11%	328	0.03%	8,483	0.10%
Personal	7,984	0.41%	16	0.03%	8,000	0.40%
Auto	181	-%	-	-%	181	-%
Total	$16,461	0.06%	$344	-%	$16,805	0.04%

Combination - Other-Than-Insignificant Payment Delays and Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2026	% of total class of Financing Receivable
Commercial and industrial	$61,750	1.01%	$-	-%	$61,750	0.71%
Credit cards	6,598	0.52%	-	-%	6,598	0.52%
Total	$68,348	0.24%	$-	-%	$68,348	0.17%

Table of Content
Loan Modifications Made to Borrowers Experiencing Financial Difficulty for the quarter ended September 30, 2025

Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable
Commercial and industrial	$742	0.01%	$-	-%	$742	0.01%
Consumer:
Credit cards	202	0.02%	-	-%	202	0.02%
Personal	713	0.04%	-	-%	713	0.04%
Total	$1,657	0.01%	$-	-%	$1,657	-%

Term Extension
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable
CRE Non-owner occupied	$1,670	0.05%	$-	-%	$1,670	0.03%
CRE Owner occupied	13,618	1.14%	-	-%	13,618	0.44%
Commercial and industrial	8,172	0.14%	925	0.04%	9,097	0.11%
Mortgage	15,194	0.21%	466	0.04%	15,660	0.18%
Consumer:
Personal	149	0.01%	8	0.01%	157	0.01%
Auto	92	-%	-	-%	92	-%
Total	$38,895	0.14%	$1,399	0.01%	$40,294	0.10%

Other-Than-Insignificant Payment Delays
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable
CRE Owner occupied	$22,889	1.91%	$-	-%	$22,889	0.74%
Commercial and industrial	79,734	1.39%	-	-%	79,734	0.97%
Mortgage	303	-%	-	-%	303	-%
Total	$102,926	0.38%	$-	-%	$102,926	0.27%

Combination - Term Extension and Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable
CRE Owner occupied	$166	0.01%	$-	-%	$166	0.01%
Commercial and industrial	2,739	0.05%	-	-%	2,739	0.03%
Mortgage	2,153	0.03%	-	-%	2,153	0.03%
Consumer:
Personal	2,925	0.16%	39	0.05%	2,964	0.16%
Auto	27	-%	-	-%	27	-%
Total	$8,010	0.03%	$39	-%	$8,049	0.02%

Table of Content

Combination - Other-Than-Insignificant Payment Delays and Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable
Commercial and industrial	$371	0.01%	$-	-%	$371	-%
Consumer:
Credit cards	2,666	0.22%	-	-%	2,666	0.22%
Total	$3,037	0.01%	$-	-%	$3,037	0.01%
Loan Modifications Made to Borrowers Experiencing Financial Difficulty for the nine months ended September 30, 2025

Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable
Commercial and industrial	$2,692	0.05%	$-	-%	$2,692	0.03%
Mortgage	69	-%	-	-%	69	-%
Consumer:
Credit cards	617	0.05%	-	-%	617	0.05%
Personal	2,782	0.15%	-	-%	2,782	0.15%
Other	5	-%	-	-%	5	-%
Total	$6,165	0.02%	$-	-%	$6,165	0.02%

Term Extension
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable
CRE Non-owner occupied	$1,773	0.05%	$58,652	2.72%	$60,425	1.11%
CRE Owner occupied	18,854	1.58%	-	-%	18,854	0.61%
Commercial and industrial	16,163	0.28%	925	0.04%	17,088	0.21%
Mortgage	37,568	0.52%	1,130	0.09%	38,698	0.45%
Consumer:
Personal	630	0.03%	8	0.01%	638	0.03%
Auto	179	-%	-	-%	179	-%
Total	$75,167	0.28%	$60,715	0.53%	$135,882	0.35%

Other-Than-Insignificant Payment Delays
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable
CRE Owner occupied	$29,763	2.49%	$-	-%	$29,763	0.96%
Commercial and industrial	165,360	2.87%	-	-%	165,360	2.01%
Mortgage	721	0.01%	-	-%	721	0.01%
Total	$195,844	0.72%	$-	-%	$195,844	0.51%

Table of Content

Combination - Term Extension and Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable
CRE Owner occupied	$166	0.01%	$-	-%	$166	0.01%
Commercial and industrial	2,837	0.05%	-	-%	2,837	0.03%
Mortgage	9,202	0.13%	-	-%	9,202	0.11%
Consumer:
Personal	9,187	0.50%	154	0.20%	9,341	0.49%
Auto	43	-%			43	-%
Total	$21,435	0.08%	$154	-%	$21,589	0.06%

Combination - Other-Than-Insignificant Payment Delays and Interest Rate Reduction
	BPPR		Popular U.S.		Popular, Inc.

(Dollars in thousands)	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable	Amortized Cost Basis at September 30, 2025	% of total class of Financing Receivable
Commercial and industrial	$1,157	0.02%	$-	-%	$1,157	0.01%
Consumer:
Credit cards	7,175	0.59%	-	-%	7,175	0.59%
Total	$8,332	0.03%	$-	-%	$8,332	0.02%

Table of Content
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulties:

For the quarter ended September 30, 2026

Interest rate reduction
Loan Type	Financial Effect
Commercial and industrial	Reduced weighted-average contractual interest rate from 7.6% to 5.1%.
Mortgage	Reduced weighted-average contractual interest rate from 7.0% to 5.6%.
Consumer:
Credit cards	Reduced weighted-average contractual interest rate from 19.3% to 8.7%.
Personal	Reduced weighted-average contractual interest rate from 19.6% to 11.8%.
Auto	Reduced weighted-average contractual interest rate from 7.8% to 7.8%.
Other	Reduced weighted-average contractual interest rate from 18.0% to —%.

Term Extension
Loan Type	Financial Effect
CRE Non-owner occupied	Added a weighted-average of 6 months to the life of loans.
CRE Owner occupied	Added a weighted-average of 46 months to the life of loans.
Commercial and industrial	Added a weighted-average of 3 months to the life of loans.
Mortgage	Added a weighted-average of 13 months to the life of loans.
Consumer:
Personal	Added a weighted-average of 5 years to the life of loans.
Auto	Added a weighted-average of 20 months to the life of loans.

Other than insignificant payment delays
Loan Type	Financial Effect
CRE Non-owner occupied	Added a weighted-average of 6 months to the life of loans.
CRE Owner occupied	Added a weighted-average of 15 months to the life of loans.
Commercial and industrial	Added a weighted-average of 12 months to the life of loans.
Construction	Added a weighted-average of 3 months to the life of loans.
Consumer:
Credit cards	Added a weighted-average of 18 months to the life of loans.

Table of Content

For the nine months ended September 30, 2026

Interest rate reduction
Loan Type	Financial Effect
CRE Owner occupied	Reduced weighted-average contractual interest rate from 10.3% to 9.0%.
Commercial and industrial	Reduced weighted-average contractual interest rate from 8.1% to 5.2%.
Mortgage	Reduced weighted-average contractual interest rate from 7.1% to 5.5%.
Consumer:
Credit cards	Reduced weighted-average contractual interest rate from 20.4% to 8.6%.
Personal	Reduced weighted-average contractual interest rate from 20.0% to 11.9%.
Auto	Reduced weighted-average contractual interest rate from 9.8% to 9.6%.
Other	Reduced weighted-average contractual interest rate from 18.0% to 0.0%.

Term extension
Loan Type	Financial Effect
CRE Non-owner occupied	Added a weighted-average of 9 months to the life of loans.
CRE Owner occupied	Added a weighted-average of 24 months to the life of loans.
Commercial and industrial	Added a weighted-average of 5 months to the life of loans.
Mortgage	Added a weighted-average of 13 years to the life of loans.
Consumer:
Personal	Added a weighted-average of 5 years to the life of loans.
Auto	Added a weighted-average of 21 months to the life of loans.

Other than insignificant payment delay
Loan Type	Financial Effect
CRE Non-owner occupied	Added a weighted-average of 7 months to the life of loans.
CRE Owner occupied	Added a weighted-average of 13 months to the life of loans.
Commercial and industrial	Added a weighted-average of 12 months to the life of loans.
Construction	Added a weighted-average of 3 months to the life of loans.
Mortgage	Added a weighted-average of 28 months to the life of loans.
Consumer:
Credit cards	Added a weighted-average of 17 months to the life of loans.

Table of Content

For the quarter ended September 30, 2025
Interest rate reduction
Loan Type	Financial Effect
CRE Owner occupied	Reduced weighted-average contractual interest rate from 10.0% to 7.5%.
Commercial and industrial	Reduced weighted-average contractual interest rate from 14.4% to 8.0%.
Mortgage	Reduced weighted-average contractual interest rate from 6.9% to 5.4%.
Consumer:
Credit cards	Reduced weighted-average contractual interest rate from 20.6% to 8.5%.
Personal	Reduced weighted-average contractual interest rate from 20.1% to 11.6%.
Auto	Reduced weighted-average contractual interest rate from 8.2% to 8.2%.

Term extension
Loan Type	Financial Effect
CRE Non-owner occupied	Added a weighted-average of 5 months to the life of loans.
CRE Owner occupied	Added a weighted-average of 3 years to the life of loans.
Commercial and industrial	Added a weighted-average of 7 years to the life of loans.
Mortgage	Added a weighted-average of 12 years to the life of loans.
Consumer:
Personal	Added a weighted-average of 6 years to the life of loans.
Auto	Added a weighted-average of 21 months to the life of loans.

Other than insignificant payment delay
Loan Type	Financial Effect
CRE Owner occupied	Added a weighted-average of 9 months to the life of loans.
Commercial and industrial	Added a weighted-average of 14 months to the life of loans.
Mortgage	Added a weighted-average of 22 months to the life of loans.
Consumer:
Credit cards	Added a weighted-average of 18 months to the life of loans.

Table of Content

For the nine months ended September 30, 2025

Interest rate reduction
Loan Type	Financial Effect
CRE Owner occupied	Reduced weighted-average contractual interest rate from 10.0% to 7.5%.
Commercial and industrial	Reduced weighted-average contractual interest rate from 18.6% to 8.7%.
Mortgage	Reduced weighted-average contractual interest rate from 6.8% to 5.5%.
Consumer:
Credit cards	Reduced weighted-average contractual interest rate from 20.9% to 8.4%.
Personal	Reduced weighted-average contractual interest rate from 21.1% to 11.7%.
Auto	Reduced weighted-average contractual interest rate from 11.9% to 11.9%.
Other	Reduced weighted-average contractual interest rate from 18.0% to 0.0%.

Term extension
Loan Type	Financial Effect
CRE Non-owner occupied	Added a weighted-average of 2 years to the life of loans.
CRE Owner occupied	Added a weighted-average of 3 years to the life of loans.
Commercial and industrial	Added a weighted-average of 5 years to the life of loans.
Mortgage	Added a weighted-average of 13 years to the life of loans.
Consumer:
Personal	Added a weighted-average of 5 years to the life of loans.
Auto	Added a weighted-average of 2 years to the life of loans.

Other than insignificant payment delay
Loan Type	Financial Effect
CRE Owner occupied	Added a weighted-average of 11 months to the life of loans.
Commercial and industrial	Added a weighted-average of 12 months to the life of loans.
Mortgage	Added a weighted-average of 21 months to the life of loans.
Consumer:
Credit cards	Added a weighted-average of 17 months to the life of loans.

Table of Content
The following tables present, by class, the performance of loans that have been modified during the twelve months preceding
September 30, 2026. The past due 90 days or more categories include all loans modified classified as non-accruing at the time of the modification. These loans will continue in non-accrual status, and presented as past due 90 days or more, until the borrower has demonstrated a willingness and ability to make the restructured loan payments (at least nine months of sustained performance after the modification or one year for loans providing for quarterly or semi-annual payments) and management has concluded that it is probable that the borrower would not be in payment default in the foreseeable future.

BPPR
September 30, 2026
							Past Due 90 days or more [1]
			Past due 90	Total past			With Payment	Without
(In thousands)	30-59 days	60-89 days	days or more	due	Current	Total	Default	Payment Default
CRE Non-owner occupied	$-	$-	$2,532	$2,532	$9,215	$11,747	$1,799	$733
CRE Owner occupied	923	572	6,494	7,989	14,869	22,858	485	6,009
Commercial and industrial	1,128	219	176,481	177,828	109,157	286,985	29,013	147,468
Mortgage	4,936	2,111	16,061	23,108	31,415	54,523	2,970	13,091
Consumer:
Credit cards	690	484	828	2,002	7,089	9,091	743	85
Personal	320	411	1,157	1,888	11,703	13,591	162	995
Auto	13	-	11	24	582	606	-	11
Other	-	-	-	-	6	6	-	-
Total	$8,010	$3,797	$203,564	$215,371	$184,036	$399,407	$35,172	$168,392
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

Popular U.S.
September 30, 2026
							Past Due 90 days or more [1]
			Past due 90	Total past			With Payment	Without
(In thousands)	30-59 days	60-89 days	days or more	due	Current	Total	Default	Payment Default
CRE Owner occupied	$-	$-	$-	$-	$1,397	$1,397	$-	$-
Commercial and industrial	-	-	-	-	683	683	-	-
Construction	-	12,491	-	12,491	-	12,491	-	-
Mortgage	-	-	-	-	1,616	1,616	-	-
Consumer:
Personal	-	-	-	-	23	23	-	-
Total	$-	$12,491	$-	$12,491	$3,719	$16,210	$-	$-
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

Popular Inc
September 30, 2026
							Past Due 90 days or more [1]
			Past due 90	Total past			With Payment	Without
(In thousands)	30-59 days	60-89 days	days or more	due	Current	Total	Default	Payment Default
CRE Non-owner occupied	$-	$-	$2,532	$2,532	$9,215	$11,747	$1,799	$733
CRE Owner occupied	923	572	6,494	7,989	16,266	24,255	485	6,009
Commercial and industrial	1,128	219	176,481	177,828	109,840	287,668	29,013	147,468
Construction	-	12,491	-	12,491	-	12,491	-	-
Mortgage	4,936	2,111	16,061	23,108	33,031	56,139	2,970	13,091
Consumer:
Credit cards	690	484	828	2,002	7,089	9,091	743	85
Personal	320	411	1,157	1,888	11,726	13,614	162	995
Auto	13	-	11	24	582	606	-	11
Other	-	-	-	-	6	6	-	-
Total	$8,010	$16,288	$203,564	$227,862	$187,755	$415,617	$35,172	$168,392

Table of Content
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

BPPR
September 30, 2025
							Past Due 90 days or more [1]
(In thousands)	30-59 days	60-89 days	Past due 90 days or more	Total past due	Current	Total	With Payment Default	Without Payment Default
CRE non-owner occupied	$-	$-	$2,084	$2,084	$-	$2,084	$311	$1,773
CRE owner occupied	135	-	2,572	2,707	56,062	58,769	63	2,509
Commercial and industrial	175	171	3,055	3,401	187,480	190,881	520	2,535
Mortgage	5,717	2,960	20,001	28,678	30,224	58,902	6,851	13,150
Consumer:
Credit cards	760	670	1,319	2,749	6,811	9,560	1,135	184
Personal	585	340	2,211	3,136	13,210	16,346	356	1,855
Auto	-	-	-	-	254	254	-	-
Other	-	-	-	-	5	5	-	-
Total	$7,372	$4,141	$31,242	$42,755	$294,046	$336,801	$9,236	$22,006
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

Popular U.S.
September 30, 2025
							Past Due 90 days or more [1]
(In thousands)	30-59 days	60-89 days	Past due 90 days or more	Total past due	Current	Total	With Payment Default	Without Payment Default
CRE non-owner occupied	$-	$-	$-	$-	$58,652	$58,652	$-	$-
CRE owner occupied	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	1,422	1,422	-	-
Mortgage	-	-	-	-	1,519	1,519	-	-
Consumer:
Personal	28	-	13	41	164	205	13	-
Total	$28	$-	$13	$41	$61,757	$61,798	$13	$-
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

Popular Inc.
September 30, 2025
							Past Due 90 days or more [1]
(In thousands)	30-59 days	60-89 days	Past due 90 days or more	Total past due	Current	Total	With Payment Default	Without Payment Default
CRE non-owner occupied	$-	$-	$2,084	$2,084	$58,652	$60,736	$311	$1,773
CRE owner occupied	135	-	2,572	2,707	56,062	58,769	63	2,509
Commercial and industrial	175	171	3,055	3,401	188,902	192,303	520	2,535
Mortgage	5,717	2,960	20,001	28,678	31,743	60,421	6,851	13,150
Consumer:
Credit cards	760	670	1,319	2,749	6,811	9,560	1,135	184
Personal	613	340	2,224	3,177	13,374	16,551	369	1,855
Auto	-	-	-	-	254	254	-	-
Other	-	-	-	-	5	5	-	-
Total	$7,400	$4,141	$31,255	$42,796	$355,803	$398,599	$9,249	$22,006
[1] Loans that were in non-accrual status at the time of modification are presented as past due until the borrower has demonstrated a willingness and ability to make the restructured loan payments. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or

Table of Content
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

Amortized Cost Basis of Modified Financing Receivables That Subsequently Defaulted During the Quarter Ended September 30, 2026

(In thousands)	Interest Rate Reduction	Term Extension	Other-Than- Insignificant Payment Delays	Combination - Term Extension and Interest Rate Reduction	Combination - Other- Than-Insignificant Payment Delays and Interest Rate Reduction	Total
CRE Non-owner occupied	$-	$1,799	$-	$-	$-	$1,799
CRE Owner occupied	-	-	485	-	-	485
Commercial and industrial	44	22	28,886	-	118	29,070
Mortgage	-	3,669	105	192	-	3,966
Consumer:
Credit cards	51	-	-	-	819	870
Personal	82	23	-	224	-	329
Total	$177	$5,513	$29,476	$416	$937	$36,519

Amortized Cost Basis of Modified Financing Receivables That Subsequently Defaulted During the Nine Months Ended September 30, 2026

(In thousands)	Interest Rate Reduction	Term Extension	Other-Than- Insignificant Payment Delays	Combination - Term Extension and Interest Rate Reduction	Combination - Other- Than-Insignificant Payment Delays and Interest Rate Reduction	Total
CRE Non-owner occupied	$-	$1,799	$-	$-	$-	$1,799
CRE Owner occupied	-	-	485	-	-	485
Commercial and industrial	44	22	28,886	95	260	29,307
Mortgage	-	11,444	213	982	-	12,639
Consumer:
Credit cards	143	-	-	-	1,305	1,448
Personal	142	23	-	414	-	579
Total	$329	$13,288	$29,584	$1,491	$1,565	$46,257

Amortized Cost Basis of Modified Financing Receivables That Subsequently Defaulted During the Quarter Ended September 30, 2025

(In thousands)	Interest Rate Reduction	Term Extension	Other-Than- Insignificant Payment Delays	Combination - Term Extension and Interest Rate Reduction	Combination - Other- Than-Insignificant Payment Delays and Interest Rate Reduction	Total
CRE non-owner occupied	$-	$-	$311	$-	$-	$311
Commercial and industrial	110	131	122	-	150	513
Mortgage	-	6,021	236	569	-	6,826
Consumer:
Credit cards	270	-	-	-	938	1,208
Personal	353	-	-	68	-	421
Total	$733	$6,152	$669	$637	$1,088	$9,279

Table of Content

Amortized Cost Basis of Modified Financing Receivables That Subsequently Defaulted During the Nine Months Ended September 30, 2025

(In thousands)	Interest Rate Reduction	Term Extension	Other-Than- Insignificant Payment Delays	Combination - Term Extension and Interest Rate Reduction	Combination - Other- Than-Insignificant Payment Delays and Interest Rate Reduction	Total
CRE non-owner occupied	$-	$-	$438	$-	$-	$438
CRE owner occupied	-	-	176	-	-	176
Commercial and industrial	166	131	122	-	339	758
Mortgage	-	12,784	236	1,835	-	14,855
Consumer:
Credit cards	440	-	-	-	1,298	1,738
Personal	410	45	-	105	-	560
Total	$1,016	$12,960	$972	$1,940	$1,637	$18,525
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
The following tables present the amortized cost basis, net of unearned income, of loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at September 30, 2026 and December 31, 2025 and the gross write-offs recorded by vintage year. For the definitions of the obligor risk ratings, refer to the Credit Quality section of Note 8 to the Consolidated Financial Statements included in the 2025 Form 10-K:

Table of Content

September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2026	2025	2024	2023	2022	Prior Years
BPPR
Commercial:
Commercial multi-family
Pass	$47,506	$10,794	$31,960	$36,289	$129,215	$61,437	$-	$-	$317,201
Watch	-	-	15,531	-	509	4,055	-	-	20,095
Special Mention	146	216	-	-	-	180	-	-	542
Substandard	-	-	-	-	-	6,923	-	-	6,923
Total commercial multi-family	$47,652	$11,010	$47,491	$36,289	$129,724	$72,595	$-	$-	$344,761
Commercial real estate non-owner occupied
Pass	$202,316	$432,800	$426,632	$244,412	$747,904	$1,061,082	$13,781	$-	$3,128,927
Watch	34,130	25,191	5,252	42,803	3,667	80,186	2,020	-	193,249
Special Mention	-	3,045	-	-	138	30,232	-	-	33,415
Substandard	280	-	718	8,395	17,334	24,697	240	-	51,664
Total commercial real estate non-owner occupied	$236,726	$461,036	$432,602	$295,610	$769,043	$1,196,197	$16,041	$-	$3,407,255
Year-to-Date gross write-offs	$-	$-	$-	$-	$11,131	$743	$-	$-	$11,874
Commercial real estate owner occupied
Pass	$189,473	$152,085	$110,369	$44,984	$65,258	$346,214	$5,198	$-	$913,581
Watch	1,576	6,567	22,710	6,531	33,959	84,274	850	-	156,467
Special Mention	175	2,060	2,799	1,324	2,860	11,843	-	-	21,061
Substandard	6,786	9,870	1,846	2,176	18,441	73,272	1,498	-	113,889
Doubtful	-	-	-	-	220	61	-	-	281
Total commercial real estate owner occupied	$198,010	$170,582	$137,724	$55,015	$120,738	$515,664	$7,546	$-	$1,205,279
Year-to-Date gross write-offs	$1	$-	$-	$-	$-	$90	$-	$-	$91
Commercial and industrial
Pass	$1,099,842	$1,180,024	$626,104	$358,228	$353,042	$401,317	$1,347,935	$-	$5,366,492
Watch	17,345	40,775	19,115	15,149	29,898	15,645	206,020	-	343,947
Special Mention	1,250	17,575	2,921	482	1,705	4,470	13,020	-	41,423
Substandard	10,805	49,689	7,713	45,627	65,237	11,318	147,757	-	338,146
Doubtful	97	-	-	-	-	-	-	-	97
Loss	-	-	-	-	-	-	46	-	46
Total commercial and industrial	$1,129,339	$1,288,063	$655,853	$419,486	$449,882	$432,750	$1,714,778	$-	$6,090,151
Year-to-Date gross write-offs	$993	$8,296	$707	$411	$26,745	$71,461	$6,037	$-	$114,650
Construction
Pass	$31,845	$44,442	$136,363	$61,147	$-	$11,835	$89,414	$-	$375,046
Watch	-	2,005	48,797	25,072	2,157	-	16,610	-	94,641
Total construction	$31,845	$46,447	$185,160	$86,219	$2,157	$11,835	$106,024	$-	$469,687
Mortgage
Pass	$678,273	$985,718	$826,288	$639,836	$365,689	$4,080,597	$-	$-	$7,576,401
Substandard	1,113	849	1,296	2,822	2,139	60,757	-	-	68,976
Total mortgage	$679,386	$986,567	$827,584	$642,658	$367,828	$4,141,354	$-	$-	$7,645,377
Year-to-Date gross write-offs	$-	$4	$28	$-	$-	$531	$-	$-	$563

Table of Content

September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2026	2025	2024	2023	2022	Prior Years
BPPR
Leasing
Pass	$484,934	$524,940	$427,639	$268,037	$176,573	$62,289	$-	$-	$1,944,412
Substandard	523	985	1,874	1,841	1,875	615	-	-	7,713
Total leasing	$485,457	$525,925	$429,513	$269,878	$178,448	$62,904	$-	$-	$1,952,125
Year-to-Date gross write-offs	$150	$2,693	$2,937	$2,461	$1,736	$647	$-	$-	$10,624
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$1,235,767	$-	$1,235,767
Substandard	-	-	-	-	-	-	24,235	-	24,235
Loss	-	-	-	-	-	-	45	-	45
Total credit cards	$-	$-	$-	$-	$-	$-	$1,260,047	$-	$1,260,047
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$54,545	$-	$54,545
HELOCs
Pass	$-	$-	$-	$-	$-	$-	$1,818	$-	$1,818
Total HELOCs	$-	$-	$-	$-	$-	$-	$1,818	$-	$1,818
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$29	$-	$29
Personal
Pass	$735,919	$570,739	$259,752	$160,769	$76,369	$88,997	$-	$32,897	$1,925,442
Substandard	418	3,073	2,259	2,036	948	5,911	-	1,922	16,567
Loss	8	185	-	8	21	19	-	-	241
Total Personal	$736,345	$573,997	$262,011	$162,813	$77,338	$94,927	$-	$34,819	$1,942,250
Year-to-Date gross write-offs	$734	$14,918	$14,056	$12,712	$5,663	$8,570	$-	$2,522	$59,175
Auto
Pass	$852,188	$958,853	$797,605	$541,077	$335,693	$229,571	$-	$-	$3,714,987
Substandard	1,488	7,454	11,955	8,880	6,737	4,921	-	-	41,435
Loss	-	19	-	11	7	-	-	-	37
Total Auto	$853,676	$966,326	$809,560	$549,968	$342,437	$234,492	$-	$-	$3,756,459
Year-to-Date gross write-offs	$2,562	$14,685	$16,877	$11,614	$5,201	$1,735	$-	$-	$52,674
Other consumer
Pass	$23,871	$29,841	$18,129	$13,794	$13,404	$2,829	$64,122	$-	$165,990
Substandard	-	-	8	2,195	-	53	496	-	2,752
Loss	-	-	-	-	384	363	-	-	747
Total Other	$23,871	$29,841	$18,137	$15,989	$13,788	$3,245	$64,618	$-	$169,489
Year-to-Date gross write-offs	$20	$300	$142	$128	$986	$1,813	$-	$-	$3,389
Total BPPR	$4,422,307	$5,059,794	$3,805,635	$2,533,925	$2,451,383	$6,765,963	$3,170,872	$34,819	$28,244,698

Table of Content

September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2026	2025	2024	2023	2022	Prior Years
Popular U.S.
Commercial:
Commercial multi-family
Pass	$156,329	$337,447	$140,963	$112,768	$394,016	$671,090	$10,267	$-	$1,822,880
Watch	-	-	3,352	20,247	69,337	109,521	-	-	202,457
Special Mention	-	-	-	1,896	-	2,028	-	-	3,924
Substandard	-	-	-	1,761	787	20,411	-	-	22,959
Total commercial multi-family	$156,329	$337,447	$144,315	$136,672	$464,140	$803,050	$10,267	$-	$2,052,220
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$1,312	$-	$-	$1,312
Commercial real estate non-owner occupied
Pass	$368,636	$227,102	$128,386	$281,534	$423,533	$676,212	$193,553	$-	$2,298,956
Watch	-	-	-	49,095	12,637	23,272	994	-	85,998
Special Mention	-	-	-	-	-	1,860	-	-	1,860
Substandard	-	276	3,229	-	6,728	38,438	-	-	48,671
Total commercial real estate non-owner occupied	$368,636	$227,378	$131,615	$330,629	$442,898	$739,782	$194,547	$-	$2,435,485
Commercial real estate owner occupied
Pass	$556,097	$517,980	$205,455	$139,846	$165,165	$329,945	$4,484	$-	$1,918,972
Watch	3,600	40,968	29,495	53,682	26,651	28,183	500	-	183,079
Special Mention	-	-	17,594	-	1,538	16,253	-	-	35,385
Substandard	-	8,376	489	-	1,893	58,727	-	-	69,485
Total commercial real estate owner occupied	$559,697	$567,324	$253,033	$193,528	$195,247	$433,108	$4,984	$-	$2,206,921
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$585	$-	$-	$585
Commercial and industrial
Pass	$87,927	$334,590	$357,022	$231,034	$252,104	$738,743	$381,488	$-	$2,382,908
Watch	2,449	1,798	4,471	27,347	42,511	117,030	18,089	-	213,695
Special Mention	-	-	-	5,342	683	243	81	-	6,349
Substandard	979	107	5,573	1,360	3,420	1,323	3,193	-	15,955
Total commercial and industrial	$91,355	$336,495	$367,066	$265,083	$298,718	$857,339	$402,851	$-	$2,618,907
Year-to-Date gross write-offs	$-	$-	$-	$453	$-	$3	$56	$-	$512
Construction
Pass	$332,921	$387,994	$177,036	$108,898	$-	$-	$-	$-	$1,006,849
Watch	-	13,985	20,517	28,126	17,752	-	-	-	80,380
Special Mention	-	-	-	-	-	-	12,492	-	12,492
Substandard	-	-	7,862	-	8,603	-	-	-	16,465
Total construction	$332,921	$401,979	$205,415	$137,024	$26,355	$-	$12,492	$-	$1,116,186
Mortgage
Pass	$2,447	$91,122	$68,780	$73,638	$197,665	$771,900	$-	$-	$1,205,552
Substandard	-	-	-	644	-	8,612	-	-	9,256
Total mortgage	$2,447	$91,122	$68,780	$74,282	$197,665	$780,512	$-	$-	$1,214,808
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$27	$-	$-	$27

Table of Content

September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2026	2025	2024	2023	2022	Prior Years
Popular U.S.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$6	$-	$6
Total credit cards	$-	$-	$-	$-	$-	$-	$6	$-	$6
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$1	$-	$1
HELOCs
Pass	$-	$-	$-	$-	$-	$4,345	$71,226	$8,341	$83,912
Substandard	-	-	-	-	-	1,005	79	637	1,721
Loss	-	-	-	-	-	152	-	1,003	1,155
Total HELOCs	$-	$-	$-	$-	$-	$5,502	$71,305	$9,981	$86,788
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$63	$-	$63
Personal
Pass	$10,982	$12,567	$12,123	$7,242	$6,566	$1,693	$-	$-	$51,173
Substandard	25	144	230	50	83	244	-	-	776
Loss	-	-	61	-	-	-	-	-	61
Total Personal	$11,007	$12,711	$12,414	$7,292	$6,649	$1,937	$-	$-	$52,010
Year-to-Date gross write-offs	$60	$839	$1,262	$1,054	$541	$634	$-	$-	$4,390
Other consumer
Pass	$-	$-	$-	$-	$-	$-	$14,579	$-	$14,579
Substandard	$-	$-	$-	$-	$-	$-	$48	$-	$48
Total Other consumer	$-	$-	$-	$-	$-	$-	$14,627	$-	$14,627
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$45	$-	$45
Total Popular U.S.	$1,522,392	$1,974,456	$1,182,638	$1,144,510	$1,631,672	$3,621,230	$711,079	$9,981	$11,797,958

Table of Content

September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2026	2025	2024	2023	2022	Prior Years
Popular, Inc.
Commercial:
Commercial multi-family
Pass	$203,835	$348,241	$172,923	$149,057	$523,231	$732,527	$10,267	$-	$2,140,081
Watch	-	-	18,883	20,247	69,846	113,576	-	-	222,552
Special Mention	146	216	-	1,896	-	2,208	-	-	4,466
Substandard	-	-	-	1,761	787	27,334	-	-	29,882
Total commercial multi-family	$203,981	$348,457	$191,806	$172,961	$593,864	$875,645	$10,267	$-	$2,396,981
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$1,312	$-	$-	$1,312
Commercial real estate non-owner occupied
Pass	$570,952	$659,902	$555,018	$525,946	$1,171,437	$1,737,294	$207,334	$-	$5,427,883
Watch	34,130	25,191	5,252	91,898	16,304	103,458	3,014	-	279,247
Special Mention	-	3,045	-	-	138	32,092	-	-	35,275
Substandard	280	276	3,947	8,395	24,062	63,135	240	-	100,335
Total commercial real estate non-owner occupied	$605,362	$688,414	$564,217	$626,239	$1,211,941	$1,935,979	$210,588	$-	$5,842,740
Year-to-Date gross write-offs	$-	$-	$-	$-	$11,131	$743	$-	$-	$11,874
Commercial real estate owner occupied
Pass	$745,570	$670,065	$315,824	$184,830	$230,423	$676,159	$9,682	$-	$2,832,553
Watch	5,176	47,535	52,205	60,213	60,610	112,457	1,350	-	339,546
Special Mention	175	2,060	20,393	1,324	4,398	28,096	-	-	56,446
Substandard	6,786	18,246	2,335	2,176	20,334	131,999	1,498	-	183,374
Doubtful	-	-	-	-	220	61	-	-	281
Total commercial real estate owner occupied	$757,707	$737,906	$390,757	$248,543	$315,985	$948,772	$12,530	$-	$3,412,200
Year-to-Date gross write-offs	$1	$-	$-	$-	$-	$675	$-	$-	$676
Commercial and industrial
Pass	$1,187,769	$1,514,614	$983,126	$589,262	$605,146	$1,140,060	$1,729,423	$-	$7,749,400
Watch	19,794	42,573	23,586	42,496	72,409	132,675	224,109	-	557,642
Special Mention	1,250	17,575	2,921	5,824	2,388	4,713	13,101	-	47,772
Substandard	11,784	49,796	13,286	46,987	68,657	12,641	150,950	-	354,101
Doubtful	97	-	-	-	-	-	-	-	97
Loss	-	-	-	-	-	-	46	-	46
Total commercial and industrial	$1,220,694	$1,624,558	$1,022,919	$684,569	$748,600	$1,290,089	$2,117,629	$-	$8,709,058
Year-to-Date gross write-offs	$993	$8,296	$707	$864	$26,745	$71,464	$6,093	$-	$115,162

Table of Content

September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2026	2025	2024	2023	2022	Prior Years
Popular, Inc.
Construction
Pass	$364,766	$432,436	$313,399	$170,045	$-	$11,835	$89,414	$-	$1,381,895
Watch	-	15,990	69,314	53,198	19,909	-	16,610	-	175,021
Special Mention	-	-	-	-	-	-	12,492	-	12,492
Substandard	-	-	7,862	-	8,603	-	-	-	16,465
Total construction	$364,766	$448,426	$390,575	$223,243	$28,512	$11,835	$118,516	$-	$1,585,873
Mortgage
Pass	$680,720	$1,076,840	$895,068	$713,474	$563,354	$4,852,497	$-	$-	$8,781,953
Substandard	1,113	849	1,296	3,466	2,139	69,369	-	-	78,232
Total mortgage	$681,833	$1,077,689	$896,364	$716,940	$565,493	$4,921,866	$-	$-	$8,860,185
Year-to-Date gross write-offs	$-	$4	$28	$-	$-	$558	$-	$-	$590
Leasing
Pass	$484,934	$524,940	$427,639	$268,037	$176,573	$62,289	$-	$-	$1,944,412
Substandard	523	985	1,874	1,841	1,875	615	-	-	7,713
Total leasing	$485,457	$525,925	$429,513	$269,878	$178,448	$62,904	$-	$-	$1,952,125
Year-to-Date gross write-offs	$150	$2,693	$2,937	$2,461	$1,736	$647	$-	$-	$10,624

Table of Content

September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2026	2025	2024	2023	2022	Prior Years
Popular, Inc.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$1,235,773	$-	$1,235,773
Substandard	-	-	-	-	-	-	24,235	-	24,235
Loss	-	-	-	-	-	-	45	-	45
Total credit cards	$-	$-	$-	$-	$-	$-	$1,260,053	$-	$1,260,053
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$54,546	$-	$54,546
HELOCs
Pass	$-	$-	$-	$-	$-	$4,345	$73,044	$8,341	$85,730
Substandard	-	-	-	-	-	1,005	79	637	1,721
Loss	-	-	-	-	-	152	-	1,003	1,155
Total HELOCs	$-	$-	$-	$-	$-	$5,502	$73,123	$9,981	$88,606
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$92	$-	$92
Personal
Pass	$746,901	$583,306	$271,875	$168,011	$82,935	$90,690	$-	$32,897	$1,976,615
Substandard	443	3,217	2,489	2,086	1,031	6,155	-	1,922	17,343
Loss	8	185	61	8	21	19	-	-	302
Total Personal	$747,352	$586,708	$274,425	$170,105	$83,987	$96,864	$-	$34,819	$1,994,260
Year-to-Date gross write-offs	$794	$15,757	$15,318	$13,766	$6,204	$9,204	$-	$2,522	$63,565
Auto
Pass	$852,188	$958,853	$797,605	$541,077	$335,693	$229,571	$-	$-	$3,714,987
Substandard	1,488	7,454	11,955	8,880	6,737	4,921	-	-	41,435
Loss	-	19	-	11	7	-	-	-	37
Total Auto	$853,676	$966,326	$809,560	$549,968	$342,437	$234,492	$-	$-	$3,756,459
Year-to-Date gross write-offs	$2,562	$14,685	$16,877	$11,614	$5,201	$1,735	$-	$-	$52,674
Other consumer
Pass	$23,871	$29,841	$18,129	$13,794	$13,404	$2,829	$78,701	$-	$180,569
Substandard	-	-	8	2,195	-	53	544	-	2,800
Loss	-	-	-	-	384	363	-	-	747
Total Other consumer	$23,871	$29,841	$18,137	$15,989	$13,788	$3,245	$79,245	$-	$184,116
Year-to-Date gross write-offs	$20	$300	$142	$128	$986	$1,813	$45	$-	$3,434
Total Popular Inc.	$5,944,699	$7,034,250	$4,988,273	$3,678,435	$4,083,055	$10,387,193	$3,881,951	$44,800	$40,042,656

Table of Content

December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2025	2024	2023	2022	2021	Prior Years
BPPR
Commercial:
Commercial multi-family
Pass	$12,328	$32,906	$36,473	$131,276	$20,536	$47,303	$107	$-	$280,929
Watch	-	15,795	-	523	-	1,742	-	-	18,060
Special Mention	222	-	-	-	73	127	-	-	422
Substandard	-	-	-	-	-	3,937	-	-	3,937
Total commercial multi-family	$12,550	$48,701	$36,473	$131,799	$20,609	$53,109	$107	$-	$303,348
Commercial real estate non-owner occupied
Pass	$435,616	$447,234	$265,238	$786,465	$484,427	$671,455	$8,480	$-	$3,098,915
Watch	23,801	11,965	43,001	5,140	34,140	69,153	-	-	187,200
Special Mention	933	-	872	144	23,724	18,398	-	-	44,071
Substandard	-	726	8,406	28,490	1,438	25,884	-	-	64,944
Total commercial real estate non-owner occupied	$460,350	$459,925	$317,517	$820,239	$543,729	$784,890	$8,480	$-	$3,395,130
Year-to-Date gross write-offs	$-	$13,356	$-	$134	$-	$86	$-	$-	$13,576
Commercial real estate owner occupied
Pass	$157,288	$113,778	$71,288	$55,715	$169,037	$278,495	$20,468	$-	$866,069
Watch	6,255	26,923	6,348	35,565	29,409	78,046	2,191	-	184,737
Special Mention	-	-	1,494	18,063	726	12,637	1,500	-	34,420
Substandard	9,405	1,879	1,839	19,190	7,386	71,358	-	-	111,057
Doubtful	75	-	-	-	62	173	-	-	310
Total commercial real estate owner occupied	$173,023	$142,580	$80,969	$128,533	$206,620	$440,709	$24,159	$-	$1,196,593
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$363	$-	$-	$363
Commercial and industrial
Pass	$1,357,401	$598,521	$649,249	$442,753	$193,173	$346,563	$1,376,855	$-	$4,964,515
Watch	11,706	92,478	19,194	43,529	6,909	19,218	223,490	-	416,524
Special Mention	4,991	26,356	10,178	6,857	454	4,338	14,957	-	68,131
Substandard	38,422	12,526	48,230	89,771	156,970	15,079	159,854	-	520,852
Doubtful	21	-	-	24	-	6	-	-	51
Total commercial and industrial	$1,412,541	$729,881	$726,851	$582,934	$357,506	$385,204	$1,775,156	$-	$5,970,073
Year-to-Date gross write-offs	$1,587	$716	$1,643	$655	$21	$803	$9,320	$-	$14,745
Construction
Pass	$28,575	$99,963	$70,674	$-	$3,608	$9,692	$52,758	$-	$265,270
Watch	-	43,202	40,231	8,129	-	-	709	-	92,271
Total construction	$28,575	$143,165	$110,905	$8,129	$3,608	$9,692	$53,467	$-	$357,541
Mortgage
Pass	$986,795	$872,826	$683,325	$386,318	$373,153	$3,977,979	$-	$-	$7,280,396
Substandard	-	151	3,115	1,915	764	61,626	-	-	67,571
Total mortgage	$986,795	$872,977	$686,440	$388,233	$373,917	$4,039,605	$-	$-	$7,347,967
Year-to-Date gross write-offs	$31	$-	$1	$-	$-	$1,404	$-	$-	$1,436

Table of Content

December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2025	2024	2023	2022	2021	Prior Years
BPPR
Leasing
Pass	$682,378	$535,227	$354,748	$251,520	$135,973	$32,270	$-	$-	$1,992,116
Substandard	601	1,891	2,424	2,249	1,302	585	-	-	9,052
Loss	175	-	22	-	-	-	-	-	197
Total leasing	$683,154	$537,118	$357,194	$253,769	$137,275	$32,855	$-	$-	$2,001,365
Year-to-Date gross write-offs	$990	$4,449	$5,041	$4,541	$1,807	$28	$-	$-	$16,856
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$1,229,201	$-	$1,229,201
Substandard	-	-	-	-	-	-	27,526	-	27,526
Loss	-	-	-	-	-	-	4	-	4
Total credit cards	$-	$-	$-	$-	$-	$-	$1,256,731	$-	$1,256,731
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$75,428	$-	$75,428
HELOCs
Pass	$-	$-	$-	$-	$-	$-	$1,908	$-	$1,908
Total HELOCs	$-	$-	$-	$-	$-	$-	$1,908	$-	$1,908
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$25	$-	$25
Personal
Pass	$842,532	$422,156	$261,441	$132,551	$51,320	$77,214	$-	$29,700	$1,816,914
Substandard	1,452	3,310	3,509	1,632	618	6,654	-	2,278	19,453
Loss		4	7	12	-	12	-	-	35
Total Personal	$843,984	$425,470	$264,957	$134,195	$51,938	$83,880	$-	$31,978	$1,836,402
Year-to-Date gross write-offs	$2,597	$19,480	$33,310	$17,825	$4,576	$2,160	$-	$3,031	$82,979
Auto
Pass	$1,139,411	$995,283	$702,884	$464,005	$314,721	$142,456	$-	$-	$3,758,760
Substandard	3,992	17,559	14,881	11,699	7,590	5,306	-	-	61,027
Loss	-	-	-	-	19	6	-	-	25
Total Auto	$1,143,403	$1,012,842	$717,765	$475,704	$322,330	$147,768	$-	$-	$3,819,812
Year-to-Date gross write-offs	$6,682	$29,448	$20,777	$12,602	$5,203	$1,572	$-	$-	$76,284
Other consumer
Pass	$35,716	$25,008	$20,233	$15,243	$7,179	$1,756	$64,322	$-	$169,457
Substandard	-	45	211	114	20	47	476	-	913
Loss	-	-	-	1,025	363	-	-	-	1,388
Total Other consumer	$35,716	$25,053	$20,444	$16,382	$7,562	$1,803	$64,798	$-	$171,758
Year-to-Date gross write-offs	$64	$226	$286	$254	$358	$1,960	$-	$-	$3,148
Total BPPR	$5,780,091	$4,397,712	$3,319,515	$2,939,917	$2,025,094	$5,979,515	$3,184,806	$31,978	$27,658,628

Table of Content

December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2025	2024	2023	2022	2021	Prior Years
Popular U.S.
Commercial:
Commercial multi-family
Pass	$349,850	$138,662	$118,143	$380,479	$274,195	$534,623	$4,394	$-	$1,800,346
Watch	-	2,468	21,142	94,135	39,881	151,526	1,249	-	310,401
Special Mention	-	-	2,711	7,840	-	4,560	-	-	15,111
Substandard	-	-	1,775	2,729	-	22,080	-	-	26,584
Total commercial multi-family	$349,850	$141,130	$143,771	$485,183	$314,076	$712,789	$5,643	$-	$2,152,442
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$563	$-	$-	$563
Commercial real estate non-owner occupied
Pass	$216,537	$162,382	$296,653	$467,811	$163,984	$582,004	$6,024	$-	$1,895,395
Watch	10,300	11,369	11,441	15,141	9,333	65,750	500	-	123,834
Special Mention	-	2,069	-	-	-	1,902	-	-	3,971
Substandard	-	-	-	5,973	4,726	114,255	-	-	124,954
Total commercial real estate non-owner occupied	$226,837	$175,820	$308,094	$488,925	$178,043	$763,911	$6,524	$-	$2,148,154
Commercial real estate owner occupied
Pass	$561,716	$198,946	$192,174	$188,536	$180,981	$288,439	$8,803	$-	$1,619,595
Watch	-	48,837	39,519	30,764	12,813	52,010	3,179	-	187,122
Special Mention	-	17,946	-	-	-	10,944	-	-	28,890
Substandard	-	2,705	-	39,474	1,571	77,130	-	-	120,880
Total commercial real estate owner occupied	$561,716	$268,434	$231,693	$258,774	$195,365	$428,523	$11,982	$-	$1,956,487
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$27	$-	$-	$27

Table of Content

December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2025	2024	2023	2022	2021	Prior Years
Popular U.S.
Commercial and industrial
Pass	$247,703	$357,722	$230,702	$278,950	$249,467	$545,331	$338,026	$-	$2,247,901
Watch	34,700	5,196	47,136	70,767	42,072	151,368	15,650	-	366,889
Special Mention	-	-	4,649	63	284	198	738	-	5,932
Substandard	-	5,546	838	4,145	112	1,393	4,583	-	16,617
Total commercial and industrial	$282,403	$368,464	$283,325	$353,925	$291,935	$698,290	$358,997	$-	$2,637,339
Year-to-Date gross write-offs	$100	$1,106	$483	$-	$599	$25	$132	$-	$2,445
Construction
Pass	$358,475	$427,221	$291,714	$85,385	$-	$6,030	$12,491	$-	$1,181,316
Watch	1,366	15,771	72,580	27,870	-	6,941	-	-	124,528
Special Mention	-	-	2,912	-	-	-	-	-	2,912
Substandard	-	-	-	8,602	-	-	-	-	8,602
Total construction	$359,841	$442,992	$367,206	$121,857	$-	$12,971	$12,491	$-	$1,317,358
Mortgage
Pass	$100,210	$78,166	$79,367	$205,446	$259,877	$564,985	$-	$-	$1,288,051
Substandard	-	-	644	495	217	12,066	-	-	13,422
Total mortgage	$100,210	$78,166	$80,011	$205,941	$260,094	$577,051	$-	$-	$1,301,473

Table of Content

December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2025	2024	2023	2022	2021	Prior Years
Popular U.S.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$(14)	$-	$(14)
Total credit cards	$-	$-	$-	$-	$-	$-	$(14)	$-	$(14)
HELOCs
Pass	$-	$-	$-	$-	$-	$5,201	$59,363	$9,422	$73,986
Substandard	-	-	-	-	-	1,276	12	543	1,831
Loss	-	-	-	-	-	139	-	828	967
Total HELOCs	$-	$-	$-	$-	$-	$6,616	$59,375	$10,793	$76,784
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$84	$-	$84
Personal
Pass	$18,658	$17,906	$12,102	$15,593	$3,061	$1,272	$-	$-	$68,592
Substandard	74	329	309	153	55	256	-	-	1,176
Loss	10	-	-	-	-	48	-	-	58
Total Personal	$18,742	$18,235	$12,411	$15,746	$3,116	$1,576	$-	$-	$69,826
Year-to-Date gross write-offs	$37	$1,787	$2,212	$3,420	$638	$46	$-	$-	$8,140
Other consumer
Pass	$-	$-	$-	$-	$-	$-	$9,012	$-	$9,012
Substandard		-	-	-	-	-	1	-	1
Loss	-	-	-	-	-	-	28	-	28
Total Other consumer	$-	$-	$-	$-	$-	$-	$9,041	$-	$9,041
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$924	$-	$924
Total Popular U.S.	$1,899,599	$1,493,241	$1,426,511	$1,930,351	$1,242,629	$3,201,727	$464,039	$10,793	$11,668,890

Table of Content

December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2025	2024	2023	2022	2021	Prior Years
Popular, Inc.
Commercial:
Commercial multi-family
Pass	$362,178	$171,568	$154,616	$511,755	$294,731	$581,926	$4,501	$-	$2,081,275
Watch	-	18,263	21,142	94,658	39,881	153,268	1,249	-	328,461
Special Mention	222	-	2,711	7,840	73	4,687	-	-	15,533
Substandard	-	-	1,775	2,729	-	26,017	-	-	30,521
Total commercial multi-family	$362,400	$189,831	$180,244	$616,982	$334,685	$765,898	$5,750	$-	$2,455,790
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$563	$-	$-	$563
Commercial real estate non-owner occupied
Pass	$652,153	$609,616	$561,891	$1,254,276	$648,411	$1,253,459	$14,504	$-	$4,994,310
Watch	34,101	23,334	54,442	20,281	43,473	134,903	500	-	311,034
Special Mention	933	2,069	872	144	23,724	20,300	-	-	48,042
Substandard	-	726	8,406	34,463	6,164	140,139	-	-	189,898
Total commercial real estate non-owner occupied	$687,187	$635,745	$625,611	$1,309,164	$721,772	$1,548,801	$15,004	$-	$5,543,284
Year-to-Date gross write-offs	$-	$13,356	$-	$134	$-	$86	$-	$-	$13,576
Commercial real estate owner occupied
Pass	$719,004	$312,724	$263,462	$244,251	$350,018	$566,934	$29,271	$-	$2,485,664
Watch	6,255	75,760	45,867	66,329	42,222	130,056	5,370	-	371,859
Special Mention	-	17,946	1,494	18,063	726	23,581	1,500	-	63,310
Substandard	9,405	4,584	1,839	58,664	8,957	148,488	-	-	231,937
Doubtful	75	-	-	-	62	173	-	-	310
Total commercial real estate owner occupied	$734,739	$411,014	$312,662	$387,307	$401,985	$869,232	$36,141	$-	$3,153,080
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$390	$-	$-	$390
Commercial and industrial
Pass	$1,605,104	$956,243	$879,951	$721,703	$442,640	$891,894	$1,714,881	$-	$7,212,416
Watch	46,406	97,674	66,330	114,296	48,981	170,586	239,140	-	783,413
Special Mention	4,991	26,356	14,827	6,920	738	4,536	15,695	-	74,063
Substandard	38,422	18,072	49,068	93,916	157,082	16,472	164,437	-	537,469
Doubtful	21	-	-	24	-	6	-	-	51
Total commercial and industrial	$1,694,944	$1,098,345	$1,010,176	$936,859	$649,441	$1,083,494	$2,134,153	$-	$8,607,412
Year-to-Date gross write-offs	$1,687	$1,822	$2,126	$655	$620	$828	$9,452	$-	$17,190

Table of Content

December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2025	2024	2023	2022	2021	Prior Years
Popular, Inc.
Construction
Pass	$387,050	$527,184	$362,388	$85,385	$3,608	$15,722	$65,249	$-	$1,446,586
Watch	1,366	58,973	112,811	35,999	-	6,941	709	-	216,799
Special Mention	-	-	2,912	-	-	-	-	-	2,912
Substandard	-	-	-	8,602	-	-	-	-	8,602
Total construction	$388,416	$586,157	$478,111	$129,986	$3,608	$22,663	$65,958	$-	$1,674,899
Mortgage
Pass	$1,087,005	$950,992	$762,692	$591,764	$633,030	$4,542,964	$-	$-	$8,568,447
Substandard	-	151	3,759	2,410	981	73,692	-	-	80,993
Total mortgage	$1,087,005	$951,143	$766,451	$594,174	$634,011	$4,616,656	$-	$-	$8,649,440
Year-to-Date gross write-offs	$31	$-	$1	$-	$-	$1,404	$-	$-	$1,436
Leasing
Pass	$682,378	$535,227	$354,748	$251,520	$135,973	$32,270	$-	$-	$1,992,116
Substandard	601	1,891	2,424	2,249	1,302	585	-	-	9,052
Loss	175	-	22	-	-	-	-	-	197
Total leasing	$683,154	$537,118	$357,194	$253,769	$137,275	$32,855	$-	$-	$2,001,365
Year-to-Date gross write-offs	$990	$4,449	$5,041	$4,541	$1,807	$28	$-	$-	$16,856

Table of Content

December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
(In thousands)	2025	2024	2023	2022	2021	Prior Years
Popular, Inc.
Consumer:
Credit cards
Pass	$-	$-	$-	$-	$-	$-	$1,229,187	$-	$1,229,187
Substandard	-	-	-	-	-	-	27,526	-	27,526
Loss	-	-	-	-	-	-	4	-	4
Total credit cards	$-	$-	$-	$-	$-	$-	$1,256,717	$-	$1,256,717
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$75,428	$-	$75,428
HELOCs
Pass	$-	$-	$-	$-	$-	$5,201	$61,271	$9,422	$75,894
Substandard	-	-	-	-	-	1,276	12	543	1,831
Loss	-	-	-	-	-	139	-	828	967
Total HELOCs	$-	$-	$-	$-	$-	$6,616	$61,283	$10,793	$78,692
Year-to-Date gross write-offs	$-	$-	$-	$-	$-	$-	$109	$-	$109
Personal
Pass	$861,190	$440,062	$273,543	$148,144	$54,381	$78,486	$-	$29,700	$1,885,506
Substandard	1,526	3,639	3,818	1,785	673	6,910	-	2,278	20,629
Loss	10	4	7	12	-	60	-	-	93
Total Personal	$862,726	$443,705	$277,368	$149,941	$55,054	$85,456	$-	$31,978	$1,906,228
Year-to-Date gross write-offs	$2,634	$21,267	$35,522	$21,245	$5,214	$2,206	$-	$3,031	$91,119
Auto
Pass	$1,139,411	$995,283	$702,884	$464,005	$314,721	$142,456	$-	$-	$3,758,760
Substandard	3,992	17,559	14,881	11,699	7,590	5,306	-	-	61,027
Loss	-	-	-	-	19	6	-	-	25
Total Auto	$1,143,403	$1,012,842	$717,765	$475,704	$322,330	$147,768	$-	$-	$3,819,812
Year-to-Date gross write-offs	$6,682	$29,448	$20,777	$12,602	$5,203	$1,572	$-	$-	$76,284
Other consumer
Pass	$35,716	$25,008	$20,233	$15,243	$7,179	$1,756	$73,334	$-	$178,469
Substandard	-	45	211	114	20	47	477	-	914
Loss	-	-	-	1,025	363	-	28	-	1,416
Total Other consumer	$35,716	$25,053	$20,444	$16,382	$7,562	$1,803	$73,839	$-	$180,799
Year-to-Date gross write-offs	$64	$226	$286	$254	$358	$1,960	$924	$-	$4,072
Total Popular Inc.	$7,679,690	$5,890,953	$4,746,026	$4,870,268	$3,267,723	$9,181,242	$3,648,845	$42,771	$39,327,518
Note 9 - Other Real Estate Owned
The following tables present the activity related to Other Real Estate Owned (“OREO"), for the quarters and nine months ended
September 30, 2026 and 2025.

	For the quarter ended September 30, 2026
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$7,124	$42,433	$49,557
Write-downs in value	-	(290)	(290)
Additions	197	7,608	7,805
Sales	(93)	(12,680)	(12,773)
Other adjustments	-	-	-
Ending balance	$7,228	$37,071	$44,299

Table of Content

	For the quarter ended September 30, 2025
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$5,897	$40,229	$46,126
Write-downs in value	(70)	(344)	(414)
Additions	152	8,731	8,883
Sales	(323)	(11,343)	(11,666)
Other Adjustments	-	21	21
Ending balance	$5,656	$37,294	$42,950

	For the nine months ended September 30, 2026
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$4,911	$37,522	$42,433
Write-downs in value	(195)	(1,148)	(1,343)
Additions	3,515	28,974	32,489
Sales	(1,003)	(27,981)	(28,984)
Other adjustments	-	(296)	(296)
Ending balance	$7,228	$37,071	$44,299

	For the nine months ended September 30, 2025
	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$8,424	$48,844	$57,268
Write-downs in value	(934)	(2,059)	(2,993)
Additions	723	25,428	26,151
Sales	(2,557)	(34,717)	(37,274)
Other adjustments	-	(202)	(202)
Ending balance	$5,656	$37,294	$42,950
Note 10 - Other Assets
The caption of other assets in the Consolidated Statements of Financial Condition consists of the following major categories:

(In thousands)	September 30, 2026	December 31, 2025
Net deferred tax assets (net of valuation allowance)	$834,664	$814,265
Investments under the equity method	306,640	261,687
Prepaid taxes	53,366	42,762
Other prepaid expenses	32,377	25,542
Capitalized software costs	187,761	183,381
Derivative assets	29,404	27,913
Trades receivable from brokers and counterparties	61,398	245
Principal, interest and escrow servicing advances	21,849	30,252
Guaranteed mortgage loan claims receivable	3,634	9,184
Operating right of use ("ROU") assets	95,146	95,234
Finance ROU assets	22,749	23,686
Assets for pension benefit	42,176	38,157
Others	154,518	153,669
Total other assets	$1,845,682	$1,705,977
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
include capitalizable implementation costs that are amortized during the term of the hosting arrangement. The following table summarizes the composition of acquired or developed software costs as well as costs related to hosting arrangements:

Table of Content

	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Value
September 30, 2026
Software development costs	$99,318	$45,870	$53,448
Software license costs	79,864	47,093	32,771
Cloud computing arrangements	127,247	25,705	101,542
Total Capitalized software costs [1] [2]	$306,429	$118,668	$187,761
December 31, 2025
Software development costs	$103,628	$34,170	$69,458
Software license costs	46,538	24,475	22,063
Cloud computing arrangements	106,410	14,550	91,860
Total Capitalized software costs [1] [2]	$256,576	$73,195	$183,381
[1]Software intangible assets are presented as part of Other Assets in the Consolidated Statements of Financial Condition.
[2]The tables above exclude assets that have been fully amortized.

Total amortization expense for all capitalized software and hosting arrangement cost, reflected as part of technology and software expenses in the consolidated statements of operations, is as follows:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Software development and license costs	$26,199	$22,157	$75,914	$66,139
Cloud computing arrangements	4,163	2,500	11,720	5,328
Total amortization expense	$30,362	$24,657	$87,634	$71,467
Note 11 - Deposits
Total deposits as of the end of the periods presented consisted of:

(In thousands)	September 30, 2026	December 31, 2025
Savings accounts	$14,354,708	$14,368,599
NOW, money market and other interest-bearing demand deposits	29,301,445	27,037,924
Total savings, NOW, money market and other interest-bearing demand deposits	43,656,153	41,406,523
Certificates of deposit:
Under $250,000	5,836,428	5,564,615
$250,000 and over	4,201,840	3,914,746
Total certificates of deposit	10,038,268	9,479,361
Total interest-bearing deposits	$53,694,421	$50,885,884
Non- interest-bearing deposits	$15,010,570	$15,304,209
Total deposits	$68,704,991	$66,190,093
A summary of certificates of deposits by maturity at September 30, 2026 follows:

(In thousands)
2026	3,473,375
2027	3,946,996
2028	1,290,014
2029	554,247
2030	404,745
2031 and thereafter	368,891
Total certificates of deposit	$10,038,268
At September 30, 2026, the Corporation had brokered deposits amounting to $1.0 billion (December 31, 2025 - $1.0 billion).
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $12 million at September 30, 2026
(December 31, 2025 - $11 million).
At September 30, 2026, Puerto Rico government deposits amounted to $21.5 billion (December 31, 2025 - $19.4 billion). Puerto Rico government deposits are interest bearing accounts, which are indexed to short-term market rates and fluctuate in cost with changes in those rates, in accordance with contractual terms.

Table of Content
Note 12 - Borrowings
Assets sold under agreements to repurchase
Assets sold under agreements to repurchase amounted to $152 million at September 30, 2026 and $39 million at December 31, 2025.
The Corporation’s repurchase transactions are collateralized with the securities detailed in the table below. The Corporation’s repurchase agreements have a right of set-off with the respective counterparty under the supplemental terms of the master repurchase agreements. In an event of default, each party has a right of set-off against the other party for amounts owed in the related agreement and any other amount or obligation owed in respect of any other agreement or transaction between them. Pursuant to the Corporation’s accounting policy, the repurchase agreements are not offset with other repurchase agreements held with the same counterparty.
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
Repurchase agreements accounted for as secured borrowings

	September 30, 2026	December 31, 2025
	Repurchase	Repurchase
(In thousands)	liability	liability
U.S. Treasury securities
Within 30 days	127,248	$29,356
After 30 to 90 days	25,073	9,645
Total U.S. Treasury securities	152,321	39,001
Total	$152,321	$39,001
Repurchase agreements in this portfolio are generally short-term, often overnight. As such our risk is very limited. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.
Other short-term borrowings
At September 30, 2026 and December 31, 2025, other short-term borrowings consisted of $487 million and $650 million, respectively, in
FHLB Advances.
Notes Payable
The following table presents the composition of notes payable at September 30, 2026 and December 31, 2025.

(In thousands)	September 30, 2026	December 31, 2025
Advances with the FHLB with maturities ranging from 2027 through 2029 paying interest at monthly fixed rates ranging from 3.18% to 4.17%	90,120	164,620
Unsecured senior debt securities maturing on 2028 paying interest semiannually at a fixed rate of 7.25%, net of debt issuance costs of $2,312	397,688	396,558
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities on 2034 with fixed interest rates ranging from 6.13% to 6.56%, net of debt issuance costs of $214	198,420	198,399
Total notes payables	686,228	759,577
Note: Refer to the 2025 Form 10-K for rates information at December 31, 2025.

Table of Content
A breakdown of borrowings by contractual maturities at September 30, 2026 is included in the table below.

(In thousands)	Assets sold under agreements to repurchase	Short-term borrowings	Notes payable	Total
2026	$152,321	$475,000	$-	$627,321
2027	-	11,697	6,113	17,810
2028	-	-	442,038	442,038
2029	-	-	39,657	39,657
Later years	-	-	198,420	198,420
Total borrowings	$152,321	$486,697	$686,228	$1,325,246
At September 30, 2026 and December 31, 2025, the Corporation had FHLB borrowing facilities whereby the Corporation could borrow up to
$5.0 billion and $4.8 billion, respectively, of which $600 million and $800 million, respectively, were used. The FHLB borrowing facilities are collateralized with securities and loans held-in-portfolio, and do not have restrictive covenants or callable features.
Also, at September 30, 2026, the Corporation had borrowing facilities at the discount window of the Federal Reserve Bank of New York amounting to $12.0 billion (December 31, 2025 - $12.1 billion), which remained unused at September 30, 2026 and December 31, 2025.
The facilities are a collateralized source of credit that is highly dependable even under difficult market conditions.
Note 13 - Other Liabilities
The caption of other liabilities in the Consolidated Statements of Financial Condition consists of the following major categories:

(In thousands)	September 30, 2026	December 31, 2025
Accrued expenses	259,228	$321,203
Accrued interest payable	59,771	66,240
Accounts payable	112,445	78,998
Dividends payable	56,897	49,596
Trades payable	652,001	595,911
Liability for GNMA loans sold with an option to repurchase	8,949	8,734
Reserves for loan indemnifications	2,003	2,704
Reserve for operational losses	20,610	20,723
Operating lease liabilities	104,506	104,958
Finance lease liabilities	25,974	27,389
Pension benefit obligation	4,364	4,739
Postretirement benefit obligation	102,532	103,974
Others	80,632	75,348
Total other liabilities	1,489,912	$1,460,517

Table of Content
Note 14 - Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income by component for the quarters and nine months ended
September 30, 2026 and 2025.

	Changes in Accumulated Other Comprehensive Income (Loss) by Component [1]
		Quarters ended		Nine months ended
		September 30,		September 30,
(In thousands)		2026	2025	2026	2025
Foreign currency translation	Beginning Balance	$(63,110)	$(70,512)	$(85,282)	$(71,365)
	Other comprehensive (loss) income	(4,069)	(14,524)	18,103	(13,670)
	Net change	(4,069)	(14,524)	18,103	(13,670)
	Ending balance	$(67,179)	$(85,036)	$(67,179)	$(85,035)
Adjustment of pension and postretirement benefit plans	Beginning Balance	$(88,333)	$(91,851)	$(91,155)	$(94,692)
	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	1,412	1,421	4,234	4,262
	Net change	1,412	1,421	4,234	4,262
	Ending balance	$(86,921)	$(90,430)	$(86,921)	$(90,430)
Unrealized net holding losses on debt securities	Beginning Balance	$(1,007,943)	$(1,233,294)	$(1,005,650)	$(1,495,183)
	Other comprehensive (loss) income before reclassifications	(254,561)	94,747	(329,465)	283,394
	Amounts reclassified from accumulated other comprehensive loss for amortization of net unrealized losses of debt securities transferred from available-for- sale to held-to-maturity	31,440	37,753	104,051	110,994
	Net change	(223,121)	132,500	(225,414)	394,388
	Ending balance	$(1,231,064)	$(1,100,794)	$(1,231,064)	$(1,100,795)
	Total accumulated other comprehensive loss	$(1,385,164)	$(1,276,260)	$(1,385,164)	$(1,276,260)
[1]All amounts presented are net of tax.
The following table presents the amounts reclassified out of each component of accumulated other comprehensive income during the quarters and nine months ended September 30, 2026 and 2025.

	Reclassifications Out of Accumulated Other Comprehensive Loss
		Quarters ended		Nine months ended
	Affected Line Item in the	September 30,		September 30,
(In thousands)	Consolidated Statements of Operations	2026	2025	2026	2025
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Other operating expenses	$(2,258)	$(2,272)	$(6,774)	$(6,817)
	Total before tax	(2,258)	(2,272)	(6,774)	(6,817)
	Income tax benefit	846	851	2,540	2,555
	Total net of tax	$(1,412)	$(1,421)	$(4,234)	$(4,262)
Unrealized net holding losses on debt securities
Amortization of unrealized net losses of debt securities transferred to held-to-maturity	Interest income from investment securities	$(39,301)	$(47,191)	$(130,063)	$(138,743)
	Total before tax	(39,301)	(47,191)	(130,063)	(138,743)
	Income tax benefit	7,861	9,438	26,012	27,749
	Total net of tax	$(31,440)	$(37,753)	$(104,051)	$(110,994)
	Total reclassification adjustments, net of tax	$(32,852)	$(39,174)	$(108,285)	$(115,256)

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
At September 30, 2026, the Corporation serviced $384 million (December 31, 2025 - $429 million) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third-party investor for the loss incurred. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and nine months ended September 30,
2026, the Corporation repurchased $288 thousand and $719 thousand, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (September 30, 2025 - $200 thousand and $1 million, respectively). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At
September 30, 2026, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $2 million (December 31, 2025 - $3 million).
From time to time, the Corporation sells loans and agrees to indemnify the purchaser for credit losses or any breach of certain representations and warranties made in connection with the sale.
Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2026, the Corporation serviced $8.0 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2025 - $8.2 billion).
The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At September 30, 2026, the outstanding balance of funds advanced by the
Corporation under such mortgage loan servicing agreements was $22 million (December 31, 2025 - $30 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its 100%
owned consolidated subsidiaries amounting to $94 million at September 30, 2026 and December 31, 2025, respectively. In addition, at both
September 30, 2026 and December 31, 2025, PIHC fully and unconditionally guaranteed on a subordinated basis $193 million of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 17 to the Consolidated Financial Statements in the 2025 Form 10-K for further information on the trust preferred securities.
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

(In thousands)	September 30, 2026	December 31, 2025
Commitments to extend credit:
Credit card lines	$7,102,425	$6,415,208
Commercial lines of credit	4,408,565	4,257,505
Construction lines of credit	1,045,960	1,197,319
Other consumer unused credit commitments	301,977	277,635
Commercial letters of credit	4,246	21,248
Standby letters of credit	138,986	111,554
Commitments to originate or fund mortgage loans	16,042	20,099
At September 30, 2026 and December 31, 2025, the Corporation maintained a reserve of $15 million and $14 million, respectively, for potential losses associated with unfunded loan commitments related to commercial and construction lines of credit.
Other commitments
At September 30, 2026 and December 31, 2025, the Corporation also maintained other non-credit commitments for $6 million and $7 million, respectively, primarily for the acquisition of other investments.
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
At September 30, 2026, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities totaled
$423 million, of which $374 million were outstanding ($391 million and $342 million at December 31, 2025). The Corporation’s exposure at
September 30, 2026 included up to $47 million in Automated Clearing House (“ACH”) transaction settlement exposure, none of which was outstanding. Of the amount outstanding, $369 million consists of loans and $5 million are securities ($333 million and $9 million at
December 31, 2025). Substantially all of the amount outstanding at September 30, 2026 and December 31, 2025 were obligations from various Puerto Rico municipalities. In most cases, these were “general obligations" of a municipality, to which the applicable municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations" of a municipality, to which the applicable municipality has pledged other revenues. At September 30, 2026, approximately 81% of the Corporation’s exposure to municipal loans and securities was concentrated in the municipalities of San Juan, Carolina, Caguas, and Guaynabo.
The following table details the loans and investments representing the Corporation’s direct exposure to the Puerto Rico government according to their maturities as of September 30, 2026:

Table of Content

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government
Within 1 year	$-	$-	$-	$47,400
After 10 years	28	-	28	28
Total Central Government	28	-	28	47,428
Government Development Bank (GDB)
After 10 years	9		9	9
Total Government Development Bank (GDB)	9	-	9	9
Municipalities
Within 1 year	3,545	28,499	32,044	34,044
After 1 to 5 years	795	168,017	168,812	168,812
After 5 to 10 years	230	143,630	143,860	143,860
After 10 years	-	29,325	29,325	29,325
Total Municipalities	4,570	369,471	374,041	376,041
Total Direct Government Exposure	$4,607	$369,471	$374,078	$423,478
In addition, at September 30, 2026, the Corporation had $198 million in loans insured or securities issued by Puerto Rico governmental entities but for which the principal source of repayment is non-governmental ($209 million at December 31, 2025). These included $164 million in residential mortgage loans insured by the Puerto Rico Housing Finance Authority (“HFA’’), a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2025 - $167 million). These mortgage loans are secured by first mortgages on Puerto Rico residential properties and the HFA insurance covers losses in the event of a borrower default and upon the satisfaction of certain other conditions. The Corporation also had at September 30, 2026, $34 million in bonds issued by HFA which are secured by second mortgage loans on Puerto Rico residential properties, and for which HFA also provides insurance to cover losses in the event of a borrower default and upon the satisfaction of certain other conditions (December 31, 2025 - $36 million). In the event that the mortgage loans insured by HFA and held by the Corporation directly or those serving as collateral for the HFA bonds default and the collateral is insufficient to satisfy the outstanding balance of these loans, HFA’s ability to honor its insurance will depend, among other factors, on the financial condition of HFA at the time such obligations become due and payable. The Corporation does not consider the government guarantee when estimating the credit losses associated with this portfolio. Although the Governor is currently authorized by local legislation to impose a temporary moratorium on the financial obligations of the HFA, a moratorium on such obligations has not been imposed as of the date hereof.
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
In addition, $2.8 billion of residential mortgages and $86 million commercial loans were insured or guaranteed by the U.S. Government or its agencies at September 30, 2026 (compared to $2.5 billion and $81 million, respectively, at December 31, 2025). The Corporation also had
U.S. Treasury and obligations from the U.S. Government, its agencies or government sponsored entities within the portfolio of available-for-
sale and held-to-maturity securities as described in Notes 5 and 6 to the Consolidated Financial Statements.
At September 30, 2026, the Corporation had operations in the United States Virgin Islands (the “USVI") and had $28 million in direct exposure to USVI government entities (December 31, 2025 - $28 million). The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.
At September 30, 2026, the Corporation had operations in the British Virgin Islands ("BVI") and it had a loan portfolio amounting to
$198 million, comprised of various retail and commercial clients, compared to a loan portfolio of $195 million at December 31, 2025. At
September 30, 2026, the Corporation had no significant exposure to a single borrower in the BVI.
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

Table of Content
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
Management believes and estimates that the range of reasonably possible losses (with respect to those matters where such limits may be determined in excess of amounts accrued) for current Legal Proceedings ranged from $0 to approximately $12 million as of September 30,
2026. In certain cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the Legal Proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current Legal Proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the Legal Proceedings, and the inherent uncertainty of the various potential outcomes of such Legal Proceedings.
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
Also, the Corporation is involved with various special purpose entities mainly in guaranteed mortgage securitization transactions, including
GNMA and FNMA. The Corporation has also engaged in securitization transactions with FHLMC, but considers its exposure in the form of servicing fees and servicing advances not to be significant at September 30, 2026. These special purpose entities are deemed to be VIEs since they lack equity investments at risk. The Corporation’s continuing involvement in these guaranteed loan securitizations includes owning certain beneficial interests in the form of securities as well as the servicing rights retained. The Corporation is not required to provide additional financial support to any of the variable interest entities to which it has transferred the financial assets. The mortgage-backed securities, to the extent retained, are classified in the Consolidated Statements of Financial Condition as available-for-sale or trading securities. The Corporation concluded that, essentially, these entities (FNMA and GNMA) control the design of their respective VIEs, dictate the quality and nature of the collateral, require the underlying insurance, set the servicing standards via the servicing guides and can change them at will, and can remove a primary servicer with cause, and without cause in the case of FNMA. Moreover, through their guarantee obligations, agencies (FNMA and GNMA) have the obligation to absorb losses that could be potentially significant to the VIE.
The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities and agency collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 19 to the Consolidated Financial Statements for additional information on the debt securities outstanding at September 30, 2026 and December 31, 2025, which are classified as available-for-sale and trading securities in the
Consolidated Statements of Financial Condition. In addition, the Corporation holds variable interests in the form of servicing fees, since it retains the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party.
The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-
consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer of GNMA and FNMA loans at
September 30, 2026 and December 31, 2025.

Table of Content

(In thousands)	September 30, 2026	December 31, 2025
Assets
Servicing assets:
Mortgage servicing rights	$71,808	$74,236
Total servicing assets	$71,808	$74,236
Other assets:
Servicing advances	$3,351	$3,385
Total other assets	$3,351	$3,385
Total assets	$75,159	$77,621
Maximum exposure to loss	$75,159	$77,621
The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $5.5 billion at September 30, 2026 (December 31, 2025 - $6.0 billion).
The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at September 30, 2026 and December 31, 2025, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.
ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these non-consolidated VIEs has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at September 30, 2026.
Note 18 - Related Party Transactions
Centro Financiero BHD, S.A.
At September 30, 2026, the Corporation had a 15.63% equity interest in Centro Financiero BHD, S.A. (“BHD"), one of the largest banking and financial services groups in the Dominican Republic.
During the nine months ended September 30, 2026, the Corporation recorded $63 million in equity pickup (September 30, 2025 - $17 million), including income of $45 million from BHD's net earnings (September 30, 2025 - $34 million) and $18 million recorded through Other
Comprehensive Income (September 30, 2025 - $(17) million) related to foreign currency translation adjustments and changes in the fair value of available-for-sale securities.
As of September 30, 2026, the investment in BHD had a carrying amount of $292 million (December 31, 2025 - $249 million) and the
Corporation received $20 million in cash dividend distributions during the nine months ended September 30, 2026 (September 30, 2025 -
$20 million).
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

Table of Content
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
Fair Value on a Recurring and Nonrecurring Basis
The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025:

	At September 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Measured at NAV	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$8,387,411	$10,880,750	$-	$-	$19,268,161
Collateralized mortgage obligations - federal agencies	-	88,115	-	-	88,115
Mortgage-backed securities	-	4,070,732	331	-	4,071,063
Other	-	-	521	-	521
Total debt securities available-for-sale	$8,387,411	$15,039,597	$852	$-	$23,427,860
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$352	$174	$-	$-	$526
Obligations of Puerto Rico, States and political subdivisions	-	39	-	-	39
Collateralized mortgage obligations	-	480	-	-	480
Mortgage-backed securities	-	29,385	84	-	29,469
Other	-	-	85	-	85
Total trading account debt securities, excluding derivatives	$352	$30,078	$169	$-	$30,599
Equity securities	$-	$57,303	$-	$1,626	$58,929
Mortgage servicing rights	-	-	93,373	-	93,373
Loans held-for-sale	-	3,214	-	-	3,214
Derivatives	-	29,509	-	-	29,509
Total assets measured at fair value on a recurring basis	$8,387,763	$15,159,701	$94,394	$1,626	$23,643,484
Liabilities
Derivatives	$-	$(27,965)	$-	$-	$(27,965)
Total liabilities measured at fair value on a recurring basis	$-	$(27,965)	$-	$-	$(27,965)

Table of Content

	At December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Measured at NAV	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Debt securities available-for-sale:
U.S. Treasury securities	$6,576,313	$9,147,141	$-	$-	$15,723,454
Collateralized mortgage obligations - federal agencies	-	100,241	-	-	100,241
Mortgage-backed securities	-	4,750,122	405	-	4,750,527
Other	-	-	750	-	750
Total debt securities available-for-sale	$6,576,313	$13,997,504	$1,155	$-	$20,574,972
Trading account debt securities, excluding derivatives:
U.S. Treasury securities	$12,450	$10	$-	$-	$12,460
Obligations of Puerto Rico, States and political subdivisions	-	45	-	-	45
Collateralized mortgage obligations	-	567	-	-	567
Mortgage-backed securities	-	23,314	84	-	23,398
Other	-	-	99	-	99
Total trading account debt securities, excluding derivatives	$12,450	$23,936	$183	$-	$36,569
Equity securities	$-	$50,632	$-	$852	$51,484
Mortgage servicing rights	-	-	96,356	-	96,356
Loans held-for-sale	-	9,998	-	-	9,998
Derivatives	-	27,913	-	-	27,913
Total assets measured at fair value on a recurring basis	$6,588,763	$14,109,983	$97,694	$852	$20,797,292
Liabilities
Derivatives	$-	$(25,740)	$-	$-	$(25,740)
Total liabilities measured at fair value on a recurring basis	$-	$(25,740)	$-	$-	$(25,740)
Loans held-for-sale measured at fair value
Loans held-for-sale measured at fair value were priced based on secondary market prices. These loans are classified as Level 2.
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for loans held-
for-sale measured under the fair value option as of September 30, 2026 and December 31, 2025.

(In thousands)	September 30, 2026
	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$3,214	$3,259	$(45)

(In thousands)	December 31, 2025
	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$9,998	$9,839	$159
No loans held-for-sale under the fair value option were 90 or more days past due or on non-accrual status as of September 30, 2026 and
December 31, 2025.
The fair value information included in the following tables is not as of period end, but as of the date that the fair value measurement was recorded during the nine months ended September 30, 2026 and 2025 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

Table of Content

Nine months ended September 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans held-in-portfolio [1]	$-	$-	$10,734	$10,734	$(889)
Loans held-for-sale [2]	-	-	-	-	-
Other real estate owned [3]	-	-	2,157	2,157	(439)
Other foreclosed assets [3]	-	-	196	196	(51)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$13,087	$13,087	$(1,379)
[1]Relates mainly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations. Costs to sell are excluded from the reported fair value amount.
[2]Relates to impaired commercial loan for which the Corporation has the intent to sell as of September 30, 2026.
[3]Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

Nine months ended September 30, 2025

(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Other real estate owned [1]	$-	$-	$3,983	$3,983	$(1,351)
Other foreclosed assets [1]	-	-	196	196	(51)
Total assets measured at fair value on a nonrecurring basis	$-	$-	$4,179	$4,179	$(1,402)
[1]Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2026 and 2025.

Quarters ended September 30, 2026
(In thousands)	MBS classified as debt securities available- for-sale	Other securities classified as debt securities available- for-sale	MBS classified as trading account debt securities	Other securities classified as trading account debt securities	Mortgage servicing rights	Total assets
Balance at June 30, 2026	$357	$521	$85	$89	$94,485	$95,537
Gains (losses) included in earnings	-	-	-	(4)	(1,497)	(1,501)
Additions	-	-	-	-	385	385
Settlements	(26)	-	-	-	-	(26)
Balance at September 30, 2026	$331	$521	$85	$85	$93,373	$94,395
Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2026	$-	$-	$-	$-	$773	$773

Nine months ended September 30, 2026
(In thousands)	MBS classified as debt securities available- for-sale	Other securities classified as debt securities available- for-sale	MBS classified as trading account debt securities	Other securities classified as trading account debt securities	Mortgage servicing rights	Total assets
Balance at January 1, 2026	$405	$750	$84	$99	$96,356	$97,694
Gains (losses) included in earnings	-	-	1	(14)	(4,369)	(4,382)
Gains (losses) included in OCI	2	-	-	-	-	2
Additions	-	-	-	-	1,386	1,386
Settlements	(76)	(229)	-	-	-	(305)
Balance at September 30, 2026	$331	$521	$85	$85	$93,373	$94,395
Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2026	$-	$-	$-	$20	$2,305	$2,325

Table of Content

Quarter ended September 30, 2025
(In thousands)	MBS classified as debt securities available- for-sale	Other securities classified as debt securities available- for-sale	MBS classified as trading account debt securities	Other securities classified as trading account debt securities	Mortgage servicing rights	Total assets
Balance at June 30, 2025	$432	$750	$84	$122	$103,077	$104,465
Gains (losses) included in earnings	-	-	-	(4)	(3,835)	(3,839)
Gains (losses) included in OCI	(1)	-	-	-	-	(1)
Additions	-	-	-	-	281	281
Balance at September 30, 2025	$431	$750	$84	$118	$99,523	$100,906
Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2025	$-	$-	$-	$-	$(1,505)	$(1,505)

Nine months ended September 30, 2025
(In thousands)	MBS classified as debt securities available- for-sale	Other securities classified as debt securities available- for-sale	MBS classified as trading account securities	Other securities classified as trading account debt securities	Mortgage servicing rights	Total assets
Balance at January 1, 2025	$484	$2,250	$84	$133	$108,103	$111,054
Gains (losses) included in earnings	-	-	-	(15)	(9,359)	(9,374)
Gain (losses) included in OCI	(3)					(3)
Additions	-	-	-	-	779	779
Settlements	(50)	-	-	-	-	(50)
Transfers out of Level 3	$-	$(1,500)	$-	$-	$-	$(1,500)
Balance at September 30, 2025	$431	$750	$84	$118	$99,523	$100,906
Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2025	$-	$-	$-	$23	$(2,482)	$(2,459)
Gains and losses (realized and unrealized) included in earnings for the quarters and nine months ended September 30, 2026 and 2025 for
Level 3 assets and liabilities included in the previous tables are reported in the Consolidated Statements of Operations as follows:

	Quarter ended September 30, 2026		Nine months ended September 30, 2026
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Mortgage banking activities	$(1,497)	$773	$(4,369)	$2,305
Trading account profit (loss)	(4)	-	(13)	20
Total	$(1,501)	$773	$(4,382)	$2,325

	Quarter ended September 30, 2025		Nine months ended September 30, 2025
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Mortgage banking activities	$(3,835)	$(1,505)	$(9,359)	$(2,482)
Trading account profit (loss)	(4)	-	(15)	23
Total	$(3,839)	$(1,505)	$(9,374)	$(2,459)
The following tables include quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources at September 30, 2026 and 2025.

Table of Content

(In thousands)	Fair value at September 30, 2026		Valuation technique	Unobservable inputs	Weighted average (range) [1]
Other - trading	$85		Discounted cash flow model	Weighted average life	2 years
				Yield	12.0%
				Prepayment speed	10.8%
Loans held-in-portfolio	$10,734	[2]	External appraisal	Haircut applied on
				external appraisals	37.9% (5.0% - 50.3%)
[1]Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.

(In thousands)	Fair value at September 30, 2025		Valuation technique	Unobservable inputs	Weighted average (range) [1]
Other - trading	$118		Discounted cash flow model	Weighted average life	2 years
				Yield	12.0%
				Prepayment speed	10.8%
Other real estate owned	$34	[2]	External appraisal	Haircut applied on
				external appraisals	20.0%
[1]Weighted average of significant unobservable inputs used to develop Level 3 fair value measurements were calculated by relative fair value.
[2]Loans held-in portfolio in which haircuts were not applied to external appraisals were excluded from this table.

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
The fair values reflected herein have been determined based on the prevailing rate environment at September 30, 2026 and December 31,
2025, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. There have been no changes in the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value.
The following tables present the carrying amount and estimated fair values of financial instruments with their corresponding level in the fair value hierarchy. The aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

Table of Content

	September 30, 2026
	Carrying				Measured
(In thousands)	amount	Level 1	Level 2	Level 3	at NAV	Fair value
Financial Assets:
Cash and due from banks	$373,329	$373,329	$-	$-	$-	$373,329
Money market investments	5,112,689	5,102,885	9,804	-	-	5,112,689
Trading account debt securities, excluding derivatives [1]	30,599	352	30,078	169	-	30,599
Debt securities available-for-sale [1]	23,427,860	8,387,411	15,039,597	852	-	23,427,860
Debt securities held-to-maturity:
U.S. Treasury securities	$5,443,014	$-	$5,385,743	$-	$-	$5,385,743
Obligations of Puerto Rico, States and political subdivisions	32,869	-	-	32,520	-	32,520
Collateralized mortgage obligation-federal agency	1,478	-	1,211	-	-	1,211
Securities in wholly owned statutory business trusts	5,960	-	5,960	-	-	5,960
Total debt securities held-to-maturity	$5,483,321	$-	$5,392,914	$32,520	$-	$5,425,434
Equity securities:
FHLB stock	$57,853	$-	$57,853	$-	$-	$57,853
FRB stock	105,813	-	105,813	-	-	105,813
Other investments	63,270	-	57,309	4,871	1,626	63,806
Total equity securities	$226,936	$-	$220,975	$4,871	$1,626	$227,472
Loans held-for-sale	$3,214	$-	$3,214	$-	$-	$3,214
Loans held-in-portfolio	39,233,846	-	-	38,219,000	-	38,219,000
Mortgage servicing rights	93,373	-	-	93,373	-	93,373
Derivatives	29,509	-	29,509	-	-	29,509

	September 30, 2026
	Carrying				Measured
(In thousands)	amount	Level 1	Level 2	Level 3	at NAV	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$58,666,723		$58,666,723	$-	$-	$58,666,723
Time deposits	10,038,268		9,751,455	-	-	9,751,455
Total deposits	$68,704,991	$-	$68,418,178	$-	$-	$68,418,178
Assets sold under agreements to repurchase	$152,321	$-	$157,349	$-	$-	$157,349
Other short-term borrowings [2]	486,697	-	486,283	-	-	$486,283
Notes payable:
FHLB advances	$90,120	$-	$87,066	$-	$-	$87,066
Unsecured senior debt securities	397,688	-	410,508	-	-	410,508
Junior subordinated deferrable interest debentures (related to trust preferred securities)	198,420	-	192,350	-	-	192,350
Total notes payable	$686,228	$-	$689,924	$-	$-	$689,924
Derivatives	$(27,965)	$-	$(27,965)	$-	$-	$(27,965)
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

Refer to Note 16 to the Consolidated Financial Statements for the notional amount of commitments to extend credit, which represents the unused portion of credit facilities granted to customers, and letters of credit, which represent the contractual amount that is required to be paid in the event of nonperformance, at September 30, 2026 and December 31, 2025. The fair value of commitments to extend credit and letters of credit, which are based on the fees charged to enter into those agreements, are not material to Popular’s financial statements.

Table of Content
Note 21 - Net Income per Common Share
The following table sets forth the computation of net income per common share (“EPS"), basic and diluted, for the quarters and nine months ended September 30, 2026 and 2025:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2026	2025	2026	2025
Net income	$242,385	$211,317	$766,273	$599,259
Preferred stock dividends	(353)	(353)	(1,059)	(1,059)
Net income applicable to common stock	$242,033	$210,964	$765,214	$598,200
Average common shares outstanding	63,109,582	67,058,260	63,930,220	68,121,447
Average potential dilutive common shares	28,401	35,554	28,302	22,239
Average common shares outstanding - assuming dilution	63,137,983	67,093,814	63,958,522	68,143,686
Basic EPS	$3.84	$3.15	$11.97	$8.78
Diluted EPS	$3.83	$3.14	$11.96	$8.78
For the quarters and nine months ended September 30, 2026 and 2025, the Corporation calculated the impact of potential dilutive common shares under the treasury stock method, consistent with the method used for the preparation of the financial statements for the year ended
December 31, 2025. For a discussion of the calculation under the treasury stock method, refer to Note 30 of the Consolidated Financial
Statements included in the 2025 Form 10-K.
Note 22 - Revenue from Contracts with Customers
The following table presents the Corporation’s revenue streams from contracts with customers by reportable segment for the quarters and nine months ended September 30, 2026 and 2025.

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2026		2026
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	34,276	$2,830	$106,735	$8,174
Other service fees:
Debit card fees	30,604	237	91,682	706
Insurance fees, excluding reinsurance	9,092	1,985	25,675	6,752
Credit card fees, excluding late fees and membership fees	30,364	348	87,684	1,047
Sale and administration of investment products	11,007	-	31,192	-
Trust fees	8,111	-	23,929	-
Total revenue from contracts with customers [1]	$123,454	$5,400	$366,897	$16,679
[1]The amounts include intersegment transactions of $0.2 million and $1 million, respectively, for the quarter and nine months ended September 30, 2026.

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2025		2025
	BPPR	Popular U.S.	BPPR	Popular U.S.
Service charges on deposit accounts	$36,392	$2,685	$109,042	$7,915
Other service fees:
Debit card fees	27,868	216	81,809	625
Insurance fees, excluding reinsurance	9,449	1,772	25,849	5,682
Credit card fees, excluding late fees and membership fees	27,846	301	81,376	1,040
Sale and administration of investment products	9,459	-	27,490	-
Trust fees	7,279	-	20,789	-
Total revenue from contracts with customers [1]	$118,293	$4,974	$346,355	$15,262
[1]The amounts include intersegment transactions of $600 thousand and $2 million, respectively, for the quarter and nine months ended September 30, 2025.

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
The following table summarizes the restricted stock and performance shares activity under the Incentive Plan for members of management.

(Not in thousands)	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2024	247,908	$66.86
Granted	226,259	100.35
Performance Shares Quantity Adjustment	55,517	91.18
Vested	(293,939)	90.00
Forfeited	(8,787)	66.53
Non-vested at December 31, 2025	226,958	$76.13
Granted	159,678	$150.78
Performance Shares Quantity Adjustment	22,293	$119.19
Vested	(217,793)	$109.65
Forfeited	(4,096)	$107.26
Non-vested at September 30, 2026	187,040	$109.72
During the quarter ended September 30, 2026, 20,838 shares of restricted stock were awarded to management under the Incentive Plan.
During the quarter ended September 30, 2025, no shares of restricted stock were awarded to management under the Incentive Plan. During the quarters ended September 30, 2026 and 2025, no performance shares were awarded to management under the Incentive Plan. During the nine months ended September 30, 2026, 123,858 shares of restricted stock (September 30, 2025 – 194,268) and 35,820 performance shares (September 30, 2025 - 31,660) were awarded to management under the Incentive Plan.

Table of Content
During the quarter ended September 30, 2026, the Corporation recognized $5 million of restricted stock expense related to management incentive awards, with a tax benefit of $400 thousand (September 30, 2025 - $2 million, with a tax benefit of $400 thousand). For the nine months ended September 30, 2026, the Corporation recognized $16 million of restricted stock expense related to management incentive awards, with a tax benefit of $2 million (September 30, 2025 - $16 million, with a tax benefit of $2 million). For the nine months ended
September 30, 2026, the fair market value of the restricted stock and performance shares vested was $28 million on the grant date and $51 million at vesting date. This differential triggers a windfall of $9 million that was recorded as a reduction to income tax expense. During the quarter ended September 30, 2026, the Corporation recognized $500 thousand of performance shares expense, with a tax benefit of $32 thousand due to performance shares target adjustment (September 30, 2025 - $(1) million, with a tax benefit of $(100) thousand). For the nine months ended September 30, 2026, the Corporation recognized $6 million of performance shares expense, with a tax benefit of $300 thousand (September 30, 2025 - $3 million, with a tax benefit of $300 thousand). The total unrecognized compensation cost related to non-
vested restricted stock awards and performance shares to members of management at September 30, 2026 was $16 million and is expected to be recognized over a weighted-average period of 1.44 years.
The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	RSUs / Restricted stock	Weighted-Average Grant Date Fair Value per Unit
Non-vested at December 31, 2024	-	$-
Granted	24,476	101.33
Vested	(5,363)	104.33
Forfeited	-	-
Non-vested at December 31, 2025	19,113	$100.49
Granted	15,186	147.56
Vested	(5,892)	145.28
Forfeited	-	-
Non-vested at September 30, 2026	28,407	$116.36
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
During the quarter ended September 30, 2026, 951 RSUs and no shares of restricted stock were granted to the Directors (September 30,
2025 - 1,260 RSUs and no shares of restricted stock) and the Corporation recognized $800 thousand of expense related to these shares with a tax benefit of $100 thousand (September 30, 2025 - $600 thousand with a tax benefit of $100 thousand). For the nine months ended
September 30, 2026, the Corporation granted 14,280 RSUs and 906 shares of restricted stock to the Directors (September 30, 2025 -
20,622 RSUs and 2,688 shares of restricted stock) and the Corporation recognized $2 million of expense related to these shares, with a tax benefit of $300 thousand, (September 30, 2025 - $1 million, with a tax benefit of $200 thousand). For the nine months ended September 30,
2026, the fair market value of the RSU and restricted stock vested was $2 million on the grant date and $6 million at vesting date. This differential triggers a windfall of $1 million that was recorded as a reduction to income tax expense.
Note 24 - Income Taxes
For the quarter ended September 30, 2026, the Corporation recorded income tax expense of $30 million, a decrease of $6 million from
$36.0 million in the comparable 2025 period. The effective tax rate ("ETR") decreased to 11.0% from 14.5%.  For the nine month period ended September 30, 2026, income tax expense was $123 million, a decrease of $6 million from $129 million reported for the comparable period of 2025.  The ETR decreased to 13.8% from 17.7%.  The lower ETR for the quarter and nine month period were driven by higher exempt income, other tax benefits recognized, including the purchase of tax credits, and tax benefits recognized upon the vesting of restricted stock awards during the nine-month period. The Puerto Rico statutory tax rate is 37.5%.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation’s deferred tax assets and liabilities at September 30,
2026, and December 31, 2025, were as follows:

Table of Content

	September 30, 2026
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$11,856	$66,238	$78,094
Net operating loss and other carryforward available	70,695	528,763	599,458
Postretirement and pension benefits	26,766	-	26,766
Allowance for credit losses	333,333	28,104	361,437
Depreciation	10,017	7,700	17,717
FDIC-assisted transaction	152,665	-	152,665
Lease liability	30,106	17,460	47,566
Unrealized net loss on investment securities	193,074	21,430	214,504
Mortgage Servicing Rights	14,296	-	14,296
Other temporary differences	38,427	7,230	45,657
Total gross deferred tax assets	881,235	676,925	1,558,160
Deferred tax liabilities:
Intangibles	103,802	58,431	162,233
Right of use assets	27,332	15,827	43,159
Deferred loan origination fees/cost	15,859	1,311	17,170
Loans acquired	16,865	-	16,865
Other temporary differences	9,806	429	10,235
Total gross deferred tax liabilities	173,664	75,998	249,662
Valuation allowance	87,943	386,541	474,484
Net deferred tax asset	$619,628	$214,386	$834,014

	December 31, 2025
(In thousands)	PR	US	Total
Deferred tax assets:
Tax credits available for carryforward	$7,318	$46,632	$53,950
Net operating loss and other carryforward available	59,578	568,156	627,734
Postretirement and pension benefits	29,453	-	29,453
Allowance for credit losses	255,017	28,465	283,482
Deferred loan origination fees/cost	7,205	(2,474)	4,731
Depreciation	8,422	7,899	16,321
FDIC-assisted transaction	152,665	-	152,665
Lease liability	27,382	17,758	45,140
Unrealized net loss on investment securities	160,809	12,850	173,659
Difference in outside basis from pass-through entities	54,457	-	54,457
Mortgage Servicing Rights	15,375	-	15,375
Other temporary differences	26,347	7,586	33,933
Total gross deferred tax assets	804,028	686,872	1,490,900
Deferred tax liabilities:
Intangibles	92,797	55,760	148,557
Right of use assets	24,846	15,875	40,721
Loans acquired	17,053	-	17,053
Other temporary differences	7,082	429	7,511
Total gross deferred tax liabilities	141,778	72,064	213,842
Valuation allowance	78,153	386,587	464,740
Net deferred tax asset	$584,097	$228,221	$812,318
The net deferred tax assets shown in the table above at September 30, 2026, are reflected in the Consolidated Statements of Financial
Condition as $835 million in net deferred tax assets in the “Other assets" caption (December 31, 2025 - $814 million) and $649 thousand in deferred tax liabilities in the “Other liabilities" caption (December 31, 2025 - $2 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation in their respective tax jurisdiction, Puerto Rico or the United States.
At September 30, 2026, the net deferred tax assets of the U.S. operations, before valuation allowance, amounted to $601 million.  After considering the valuation allowance of $387 million, the total net deferred tax assets amounted to $214 million.  The U.S. Operations have generated taxable income each of the last three years. The financial results for the nine-month period of 2026 continued to show an upward trend similar to 2024 and 2025. The Corporation evaluates performance trends, including the sustained improvement in operating results over recent periods as objectively verifiable positive evidence. However, the Corporation considered as negative evidence history of inconsistency of performance trends, together with the inherent uncertainty in predicting future taxable income given the impact of external

Table of Content
factors such as changes in macroeconomic conditions, geopolitical issues, and shifts in monetary policy. In addition, management evaluated the expiration period of the NOLs carried forward which begin to expire in 2028.
At September 30, 2026, after weighting all positive and negative evidence, the Corporation concluded that it is more likely than not that
$214 million of the deferred tax assets from the U.S. operations, comprised mainly of net operating losses, will be realized. The Corporation based this determination on its estimated taxable income available to realize the deferred tax assets for the remaining carryforward periods, together with the historical level of book income adjusted by permanent differences and taxable income. Management will continue to monitor and review, on a quarterly basis, the U.S. operation’s results, including recent earnings trends, pre-tax earnings forecasts, new tax initiatives, and performance indicators, such as net income versus forecast, targeted loan growth, net interest income margin, changes in deposit costs, allowance for credit losses, charge-offs, NPLs inflows, and NPA balances. Significant changes, or a combination of changes, could positively or negatively impact the amount of deferred tax assets to be realized in the future.
At September 30, 2026, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $707 million. The
Corporation’s Puerto Rico Banking operation has a historical record of profitability. This is considered as strong objectively verifiable positive evidence that outweighs any negative evidence considered by management in the evaluation of the realization of the deferred tax assets.
Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax assets of the Puerto Rico Banking operations will be realized.
The Holding Company operation has been in a cumulative loss position. Management expects these losses will be a trend in future years.
This objectively verifiable negative evidence is considered by management strong negative evidence that suggests that income in future years will be insufficient to support the realization of all deferred tax assets. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax assets. Accordingly, the Corporation has maintained a valuation allowance on the deferred tax assets of
$88 million as of September 30, 2026.
The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At September 30, 2026, the following years remain subject to examination in the U.S. Federal jurisdiction, 2022 and thereafter; and in the Puerto Rico jurisdiction, 2019 and thereafter.
Note 25 - Supplemental Disclosure on the Consolidated Statements of Cash Flows
Additional disclosures on cash flow information and non-cash activities for the nine months ended September 30, 2026 and September 30,
2025 are listed in the following table:

(In thousands)	September 30, 2026	September 30, 2025
Non-cash activities:
Loans transferred to other real estate	$28,860	$20,915
Loans transferred to other property	65,685	66,838
Total loans transferred to foreclosed assets	94,545	87,753
Loans transferred to other assets	24,692	37,338
Financed sales of other real estate assets	2,031	5,234
Financed sales of other foreclosed assets	42,050	43,032
Total financed sales of foreclosed assets	44,081	48,266
Financed sale of premises and equipment	35,314	41,746
Transfers from loans held-in-portfolio to loans held-for-sale	98,176	5,739
Transfers from loans held-for-sale to loans held-in-portfolio	1,567	1,792
Loans securitized into investment securities [1]	27,220	6,852
Trades receivable from brokers and counterparties	61,043	9,125
Trades payable to brokers and counterparties	652,001	306,775
Net change in receivables from investments maturities	-	13,861
Recognition of mortgage servicing rights on securitizations or asset transfers	1,385	675
Loans booked under the GNMA buy-back option	13,910	5,349
Capitalization of lease right of use asset	18,523	33,276
[1]Includes loans securitized into trading securities and subsequently sold before quarter end.

The following table provides a reconciliation of cash and due from banks, and restricted cash reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

Table of Content

(In thousands)	September 30, 2026	September 30, 2025
Cash and due from banks	$368,186	$370,684
Restricted cash and due from banks	5,143	6,395
Restricted cash in money market investments	9,803	10,180
Total cash and due from banks, and restricted cash [2]	$383,132	$387,259
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
The tables that follow present the results of operations and total assets by reportable segments:

Table of Content

2026
For the quarter ended September 30, 2026
(In thousands)	BPPR	Popular U.S.	Intersegment Eliminations
Interest income	$798,543	$207,697	$-
Interest expense	206,537	91,038	-
Net interest income	592,006	116,659	-
Provision for credit losses	99,586	(2,839)	-
Non-interest income	156,112	7,606	(20)
Personnel costs	176,097	28,617	(20)
Professional fees	12,985	2,387	-
Technology and software expenses	67,380	9,660	-
Processing and transactional services	39,070	584	-
Amortization of intangibles	240	144	-
Depreciation expense	12,683	1,984	-
Other operating expenses [1]	129,295	24,744	-
Total operating expenses	437,750	68,120	(20)
Income before income tax	210,782	58,984	-
Income tax expense	13,037	17,245	-
Net income	$197,745	$41,739	$-
Segment assets	$62,150,046	$15,144,470	$(33,942)
[1] Other operating expenses includes net occupancy expenses, equipment expense, excluding depreciation, other operating taxes, communications expense, business promotion expenses, deposit insurance costs and OREO expenses.

For the quarter ended September 30, 2026
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Interest income	$1,006,240	$1,078	$(545)	$1,006,773
Interest expense	297,575	10,813	(545)	307,843
Net interest income (expense)	708,665	(9,735)	-	698,930
Provision for credit losses (benefit)	96,747	(31)	-	96,716
Non-interest income	163,698	12,655	(695)	175,658
Personnel costs	204,694	40,403	(27)	245,070
Professional fees	15,372	10,416	(201)	25,587
Technology and software expenses	77,040	13,028	-	90,068
Processing and transactional services	39,654	16	-	39,670
Amortization of intangibles	384	-	-	384
Depreciation expense	14,667	197	-	14,864
Other operating expenses [1]	154,039	(63,763)	(329)	89,947
Total operating expenses	505,850	297	(557)	505,590
Income before income tax	269,766	2,654	(138)	272,282
Income tax expense (benefit)	30,282	(385)	-	29,897
Net income	$239,484	$3,039	$(138)	$242,385
Segment assets	$77,260,574	$5,687,103	$(5,212,632)	$77,735,045
[1] Other operating expenses includes net occupancy expenses, equipment expense, excluding depreciation, other operating taxes, communications expense, business promotion expenses, deposit insurance costs and OREO expenses.

Table of Content

For the nine months ended September 30, 2026
(In thousands)	BPPR	Popular U.S.	Intersegment Eliminations
Interest income	$2,326,803	$607,303	$-
Interest expense	576,928	265,861	-
Net interest income	1,749,875	341,442	-
Provision for credit losses	236,275	2,296	-
Non-interest income	456,589	22,854	(63)
Personnel costs	494,268	81,225	(63)
Professional fees	39,026	6,787	-
Technology and software expenses	200,450	30,202	-
Processing and transactional services	114,222	1,724	-
Amortization of intangibles	719	433	-
Depreciation expense	35,535	6,319	-
Other operating expenses [1]	373,654	73,730	-
Total operating expenses	1,257,874	200,420	(63)
Income before income tax	712,315	161,580	-
Income tax expense	77,296	46,290	-
Net income	$635,019	$115,290	$-
Segment assets	$62,150,046	$15,144,470	$(33,942)

For the nine months ended September 30, 2026
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Interest income	$2,934,106	$3,548	$(2,026)	$2,935,628
Interest expense	842,789	32,336	(2,026)	873,099
Net interest income (expense)	2,091,317	(28,788)	-	2,062,529
Provision for credit losses (benefit)	238,571	(96)	-	238,475
Non-interest income	479,380	44,853	(2,404)	521,829
Personnel costs	575,430	114,825	(85)	690,170
Professional fees	45,813	30,740	(929)	75,624
Technology and software expenses	230,652	39,526	-	270,178
Processing and transactional services	115,946	77	-	116,023
Amortization of intangibles	1,152	-	-	1,152
Depreciation expense	41,854	956	-	42,810
Operating expenses [1]	447,384	(185,227)	(1,084)	261,073
Total operating expenses	1,458,231	897	(2,098)	1,457,030
Income before income tax	873,895	15,264	(306)	888,853
Income tax expense (benefit)	123,586	(1,006)	-	122,580
Net income	$750,309	$16,270	$(306)	$766,273
Segment assets	$77,260,574	$5,687,103	$(5,212,632)	$77,735,045
[1] Other operating expenses includes net occupancy expenses, equipment expense, excluding depreciation, other operating taxes, communications expense, business promotion expenses, deposit insurance costs and OREO expenses.

Table of Content

2025
For the quarter ended September 30, 2025
(In thousands)	BPPR	Popular U.S.	Intersegment Eliminations
Interest income	$765,204	$201,327	$(423)
Interest expense	214,489	96,124	(423)
Net interest income	550,715	105,203	-
Provision for credit losses (benefit)	73,326	1,833	-
Non-interest income	150,619	6,888	-
Personnel costs	170,524	28,451	-
Professional fees	12,764	2,643	-
Technology and software expenses	67,146	9,977	-
Processing and transactional services	37,794	607	-
Amortization of intangibles	240	144	-
Goodwill impairment charge	-	13,000
Depreciation expense	10,759	2,439	-
Other operating expenses[1]	113,649	26,463	-
Total operating expenses	412,876	83,724	-
Income before income tax	215,132	26,534	-
Income tax expense	26,104	8,732	-
Net income	$189,028	$17,802	$-
Segment assets	$59,771,004	$14,940,858	$(50,833)

For the quarter ended September 30, 2025
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Interest income	966,108	1,373	(832)	966,649
Interest expense	310,190	10,786	(832)	320,144
Net interest income (expense)	$655,918	$(9,413)	$-	$646,505
Provision for credit losses (benefit)	75,159	(34)	-	75,125
Non-interest income	157,507	15,330	(1,642)	171,195
Personnel costs	198,975	34,013	-	232,988
Professional fees	15,407	10,682	(281)	25,808
Technology and software expenses	77,123	9,994	-	87,117
Processing and transactional services	38,401	7	-	38,408
Amortization of intangibles	384	-	-	384
Goodwill impairment charge	13,000	-	-	13,000
Depreciation expense	13,198	384	-	13,582
Other operating expenses[1]	140,112	(54,815)	(1,297)	84,000
Total operating expenses	496,600	265	(1,578)	495,287
Income before income tax	241,666	5,686	(64)	247,288
Income tax expense	34,836	1,120	15	35,971
Net income	$206,830	$4,566	$(79)	$211,317
Segment assets	$74,661,029	$5,772,344	$(5,367,575)	$75,065,798
[1]Other operating expenses includes net occupancy expenses, equipment expense, excluding depreciation, other operating taxes, communications expense, business promotion expenses, deposit insurance costs and OREO expenses.

Table of Content

For the nine months ended September 30, 2025
(In thousands)	BPPR	Popular U.S.	Intersegment Eliminations
Interest income	$2,245,804	$583,387	$(3,145)
Interest expense	634,722	283,048	(3,145)
Net interest income	1,611,082	300,339	-
Provision for credit losses	169,290	18,975	-
Non-interest income	433,809	20,452	-
Personnel costs	486,602	81,280	-
Professional fees	38,848	7,832	-
Technology and software expenses	195,523	30,410	-
Processing and transactional services	112,249	1,786	-
Amortization of intangibles	822	544	-
Goodwill impairment charge	-	13,000	-
Depreciation expense	30,797	6,902	-
Other operating expenses [1]	374,407	80,103	-
Total operating expenses	1,239,248	221,857	-
Income before income tax	636,353	79,959	-
Income tax expense	96,803	24,734	-
Net income	$539,550	$55,225	$-
Segment assets	$59,771,004	$14,940,858	$(50,833)

For the nine months ended September 30, 2025
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Interest income	$2,826,046	$4,487	$(3,014)	$2,827,519
Interest expense	914,625	32,257	(3,014)	943,868
Net interest income (expense)	1,911,421	(27,770)	-	1,883,651
Provision for credit losses (benefit)	188,265	(118)	-	188,147
Non-interest income	454,261	40,466	(2,994)	491,733
Personnel costs	567,882	107,174	-	675,056
Professional fees	46,680	34,926	(865)	80,741
Technology and software expenses	225,933	29,548	-	255,481
Processing and transactional services	114,035	15	-	114,050
Amortization of intangibles	1,366	-	-	1,366
Goodwill impairment charge	13,000	-	-	13,000
Depreciation expense	37,699	1,202	-	38,901
Other operating expenses [1]	454,510	(171,398)	(2,647)	280,465
Total operating expenses	1,461,105	1,467	(3,512)	1,459,060
Income before income tax	716,312	11,347	518	728,177
Income tax expense	121,537	7,072	309	128,918
Net income	$594,775	$4,275	$209	$599,259
Segment assets	$74,661,029	$5,772,344	$(5,367,575)	$75,065,798
[1]Other operating expenses includes net occupancy expenses, equipment expense, excluding depreciation, other operating taxes, communications expense, business promotion expenses, deposit insurance costs and OREO expenses.
Geographic Information
The following information presents selected financial information based on the geographic location where the Corporation conducts its business. The banking operations of BPPR are primarily based in Puerto Rico, where it has the largest retail banking franchise. BPPR also conducts banking operations in the U.S. Virgin Islands, the British Virgin Islands and New York. BPPR’s banking operations in the mainland
United States include commercial lending activities in addition to periodic loan participations with PB. During the nine months ended
September 30, 2026, BPPR did not participate in loans originated by PB (2025 - $29 million). Total assets for the BPPR segment related to its operations in the United States amounted to $1.2 billion (December 31, 2025 - $1.4 billion), including $101 million in multifamily loans
(December 31, 2025 - $102 million), $370 million in commercial real estate loans (December 31, 2025 - $435 million), $628 million in C&I loans (December 31, 2025 - $714 million), and $17 million in unsecured personal loans (December 31, 2025 - $41 million). During the nine months ended September 30, 2026, the BPPR segment generated $61 million (September 30, 2025 - $76 million) in revenues from its operations in the United States, mainly from net interest income. In the Virgin Islands, the BPPR segment offers banking products, including loans and deposits. Total assets for the BPPR segment related to its operations in the U.S. and British Virgin Islands amounted to $1.1

Table of Content
billion (December 31, 2025 -$1.0 billion). The BPPR segment generated $42 million in revenues during the nine months ended
September 30, 2026 (September 30, 2025 - $39 million) from its operations in the U.S. and British Virgin Islands.
Geographic Information

	Quarter ended		Nine months ended
(In thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues: [1]
Puerto Rico	$701,690	$654,274	$2,071,249	$1,900,467
United States	141,999	135,852	421,084	402,342
Other	30,899	27,574	92,025	72,575
Total consolidated revenues	$874,588	$817,700	$2,584,358	$2,375,384
[1]Total revenues include net interest income, service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss),including impairment, on equity securities, net gain on trading account debt securities, adjustments to indemnity reserves on loans sold, and other operating income.

Selected Balance Sheet Information:

(In thousands)	September 30, 2026	December 31, 2025
Puerto Rico
Total assets	$59,995,020	$57,955,465
Loans	26,618,093	25,853,231
Deposits	54,755,081	52,451,498
United States
Total assets	$16,311,678	$16,101,705
Loans	12,914,465	12,966,468
Deposits	12,121,186	11,987,581
Other
Total assets	$1,428,347	$1,291,097
Loans	513,312	517,817
Deposits [1]	1,828,724	1,751,014
[1]Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 27 - Subsequent Events
Provision for loan losses
Subsequent to September 30, 2026, a borrower in the quick service restaurant industry with a commercial and industrial loan relationship with BPPR substantially ceased operations and filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. The relationship had entered nonperforming status during the second quarter of 2026 and certain reserves and charge-offs related to this relationship had already been recorded during the third quarter of 2026. The Corporation determined that these developments provided additional evidence about conditions that existed at September 30, 2026 and, therefore, constituted a recognized subsequent event requiring adjustment of these interim consolidated financial statements. Accordingly, the Corporation recognized an additional provision for credit losses in connection with that relationship in the amount of $38 million for the quarter ended September 30, 2026. The Corporation expects these developments to also result in an additional charge-off related to the relationship in the fourth quarter of 2026.

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
The description of the Corporation’s business contained in Item 1 of the 2025 Annual Report on Form 10-K, while not all inclusive, discusses additional information about the business of the Corporation. Readers should also refer to “Part I - Item 1A" of the 2025 Annual Report on
Form 10-K and “Part II - Item 1A" of this Quarterly Report on Form 10-Q for a discussion of certain risks and uncertainties to which the
Corporation is subject, many beyond the Corporation’s control that, in addition to the other information in this Quarterly Report on Form 10-
Q, readers should consider.
The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.
OVERVIEW
Financial highlights for the quarter ended September 30, 2026
The Corporation’s net income for the quarter ended September 30, 2026 amounted to $242 million, an increase of $31 million when compared to net income of $211 million for the quarter ended September 30, 2025. Higher net income was mainly driven by higher net interest income and higher non-interest income, partially offset by higher provision for credit losses and operating expenses.
Financial highlights for the quarter ended September 30, 2026 include:
•Net interest income amounted to $699 million, an increase of $52 million when compared to the quarter ended September 30,
2025 driven by higher investments in U.S. Treasury securities at higher yields, loan growth and lower cost of deposits, mainly P.R.
public deposits. Net interest income on a taxable equivalent basis for the third quarter of 2026 was $801 million, an increase of
$81 million when compared to the same quarter for 2025. Net interest margin expanded by 12 basis points to 3.63% when compared to the same period in 2025, while a taxable equivalent basis net interest margin expanded by 26 basis points to 4.16%.
•The provision for credit losses amounted to $97 million for the quarter ended September 30, 2026, an increase of $22 million when compared to the quarter ended September 30, 2025, primarily driven by  higher specific reserves in the commercial portfolio, partially offset by lower provision expense in the consumer and mortgage loan portfolios.
•Non-interest income amounted to $176 million, an increase of $4 million when compared to the quarter ended September 30,
2025, mainly driven by higher other service fees resulting from higher debit card activity and credit card transaction volumes and higher asset management fees associated with growth in assets under management. In addition, mortgage banking revenues benefited from a favorable mortgage servicing rights ("MSR") valuation adjustment and lower portfolio runoff.

Table of Content
•Operating expenses amounted to $506 million for the quarter, reflecting an increase of $10 million when compared to the quarter ended September 30, 2025. The increase was mainly driven by higher salaries resulting from annual merit increases, incentives and profit sharing. Higher other operating expenses, net occupancy expense and an increase in technology and software expenses are results of our continued investment in technology and higher business promotion expenses.
•Income tax expense amounted to $30 million with an effective tax rate (“ETR”) of 11.0% during the quarter ended September 30,
2026, compared to $36 million with an ETR of 14.5% for the quarter ended September 30, 2025.
•At September 30, 2026, the Corporation’s total assets amounted to $77.7 billion, compared to $75.3 billion at December 31, 2025.
The increase of $2.4 billion was primarily due to an increase in the available-for-sale (“AFS”) securities portfolio, driven by reinvestment in U.S. Treasury securities, and higher loans held-in-portfolio partially offset by a decrease in held-to-maturity
(“HTM”) investment securities driven by maturities and principal paydowns.
•Deposits amounted to $68.7 billion at September 30, 2026, an increase of $2.5 billion from December 31, 2025, primarily driven by growth at BPPR, mainly in P.R. public deposits and commercial deposits.
•Stockholders’ equity amounted to $6.2 billion at September 30, 2026, a decrease of $34 million when compared to December 31,
2025. The Corporation and its banking subsidiaries continue to be well capitalized. As of September 30, 2026, the Corporation’s tangible book value per common share was $85.92, an increase of $3.27 from December 31, 2025. The Common Equity Tier 1
Capital Ratio at September 30, 2026 was 16.01%, compared to 15.72% at December 31, 2025.

Table of Content
Refer to Table 1 for selected financial data for the quarters and for the nine months ended September 30, 2026 and September 30, 2025, as well as balance sheet information as of September 30, 2026 and December 31, 2025.
Table 1 Financial Highlights

Financial Condition Highlights
	Ending balances at			Average for the nine months ended
(In thousands)	September 30, 2026	December 31, 2025	Variance	September 30, 2026	September 30, 2025	Variance
Money market investments	$5,112,689	$4,626,506	$486,183	$4,933,273	$6,205,101	$(1,271,828)
Investment securities	29,174,878	28,168,918	1,005,960	30,927,746	28,758,022	2,169,724
Loans[1]	40,045,870	39,337,516	708,354	39,557,344	37,692,744	1,864,600
Earning assets[2]	74,333,437	72,132,940	2,200,497	75,418,363	72,655,867	2,762,496
Total assets	77,735,045	75,348,267	2,386,778	77,486,736	75,776,756	1,709,980
Deposits	68,704,991	66,190,093	2,514,898	68,839,721	66,452,057	2,387,664
Borrowings	1,325,246	1,448,578	(123,332)	1,324,522	1,145,836	178,686
Total liabilities	71,520,149	69,099,188	2,420,961	71,126,310	68,584,814	2,541,496
Stockholders’ equity[3]	6,214,896	6,249,079	(34,183)	6,360,426	7,191,941	(831,515)

Operating Highlights	Quarters ended September 30,			Nine months ended September 30,
(In thousands, except per share information)	2026	2025	Variance	2026	2025	Variance
Net interest income	$698,930	$646,505	$52,425	$2,062,529	$1,883,651	$178,878
Provision for credit losses	96,716	75,125	21,591	238,475	188,147	50,328
Non-interest income	175,658	171,195	4,463	521,829	491,733	30,096
Operating expenses	505,590	495,287	10,303	1,457,030	1,459,060	(2,030)
Income before income tax	272,282	247,288	24,994	888,853	728,177	160,676
Income tax expense	29,897	35,971	(6,074)	122,580	128,918	(6,338)
Net income	$242,385	$211,317	$31,068	$766,273	$599,259	$167,014
Net income applicable to common stock	$242,033	$210,964	$31,069	$765,214	$598,200	$167,014
Net income per common share - basic	$3.84	$3.15	$0.69	$11.97	$8.78	$3.19
Net income per common share - diluted	$3.83	$3.14	$0.69	$11.96	$8.78	$3.18
Dividends declared per common share	$0.90	$0.75	$0.15	$2.40	$2.15	$0.25

	Quarters ended September 30,		Nine months ended September 30,
Selected Statistical Information	2026	2025	2026	2025
Common Stock Data
End market price	$155.45	$129.10	$155.45	$129.10
Book value per common share at period end	98.56	91.00	98.56	91.00
Profitability Ratios
Return on assets	1.21%	1.09%	1.30%	1.06%
Return on common equity	12.86	11.60	13.92	11.15
Net interest spread (non-taxable equivalent basis)	3.06	2.87	3.08	2.81
Net interest spread (taxable equivalent) - Non-GAAP	3.59	3.26	3.59	3.18
Net interest margin (non-taxable equivalent basis)	3.63	3.51	3.65	3.46
Net interest margin (taxable equivalent) - Non-GAAP	4.16	3.90	4.16	3.83
Capitalization Ratios
Average equity to average assets	9.39%	9.46%	9.37%	9.49%
Common equity Tier 1 capital	16.01	15.79	16.01	15.79
Tangible common book value per common share (Non-GAAP)[4]	85.92	79.12	85.92	79.12
Return on average tangible common equity before adjusting for the impact of unrealized (gains) losses on AFS securities including those transferred to HTM (Non-GAAP)[4]	17.09	13.83	18.45	13.47
Return on average tangible common equity ("ROTCE") (Non-GAAP) [2][4]	14.39	13.06	15.61	12.57
Tier I capital	16.06	15.84	16.06	15.84
Total capital	17.78	17.58	17.78	17.58
Tier 1 leverage	8.49	8.48	8.49	8.48
[1] Includes loans held-for-sale.
[2] Excludes unrealized gains or losses on debt securities available-for-sale and the unrealized loss related to certain securities transferred from available-for-sale to held-to-maturity
[3] Stockholders' equity for September 30, 2025 excludes certain unrealized gains or losses on debt securities available-for-sale and the unrealized loss related to certain securities transferred from available-for-sale to held-to-maturity
[4]  Refer to Table 9 for reconciliation to GAAP financial measures.
Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q contains financial information prepared under accounting principles generally accepted in the United
States (“U.S. GAAP") and non-GAAP financial measures. Management uses non-GAAP financial measures when it is determined that these

Table of Content
measures provide meaningful information about the underlying performance of the Corporation’s ongoing operations. Non-GAAP financial measures used by the Corporation may not be comparable to similarly named non-GAAP financial measures used by other companies.
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
There were no non-GAAP adjustments for the quarter and nine months ended September 30, 2026.
Net interest income on a taxable equivalent basis - Non-GAAP Financial Measure
Net interest income and net interest margin, on a taxable equivalent basis, are presented with its different components in Tables 2 and 3 for the quarter and nine months ended September 30, 2026, as compared with the same period in 2025, segregated by major categories of interest earning assets and interest-bearing liabilities.
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
Tangible Common Equity and Tangible Assets
Tangible common equity, tangible common equity ratio, tangible assets and tangible book value per common share are non-GAAP financial measures. Tangible common equity ratio and tangible book value per common share should be used in conjunction with more traditional bank capital ratios commonly used by banks and analysts to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method for mergers and acquisitions.  Return on average tangible common equity is also a measure commonly used by banks and analysts to measure the return on that tangible common equity. The Corporation presents return on average tangible common equity with and without the impact of unrealized (gains) losses on AFS securities including those transferred to HTM in the denominator because we believe that adding back the impact of unrealized (gains) losses on AFS securities including those transferred to HTM to the denominator provides meaningful information about the Corporation’s return on capital. Unless otherwise indicated, references to “ROTCE” in this Quarterly Report on Form
10-Q means return on average tangible common equity as adjusted to add back unrealized (gains) losses on AFS securities, including those transferred to HTM. Tangible common equity, tangible assets and other related measures should not be used in isolation or as a substitute for stockholders' equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the way the
Corporation calculates its tangible common equity, tangible assets and other related measures may differ from that of other companies reporting measures with similar names.
Table 9 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of
September 30, 2026 and December 31, 2025.
CRITICAL ACCOUNTING POLICIES / ESTIMATES
The accounting and reporting policies followed by the Corporation and its subsidiaries conform to U.S. GAAP and general practices within the financial services industry. Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.
Management has discussed the development and selection of the critical accounting estimates with the Corporation’s Audit Committee. The
Corporation has identified as critical accounting estimates those related to: (i) Fair Value Measurement of Financial Instruments; (ii) Loans
and Allowance for Credit Losses; (iii) Income Taxes; (iv) Goodwill and Other Intangible Assets; and (v) Pension and Postretirement Benefit
Obligations. For a summary of these critical accounting estimates, refer to the MD&A included in the 2025 Annual Report on Form 10-K.
Also, refer to Note 2 to the Consolidated Financial Statements included in the 2025 Annual Report on Form 10-K for a summary of the

Table of Content
Corporation’s significant accounting policies including those considered critical accounting estimates and to Note 3 to the Consolidated
Financial Statements included in this Quarterly Report on Form 10-Q for information on recently adopted accounting standard updates.
STATEMENT OF OPERATIONS ANALYSIS
NET INTEREST INCOME
Net interest income (“NII”) for the quarter ended September 30, 2026 was $699 million, an increase of $52 million, when compared to the same quarter in 2025. NII growth was attributable to higher income from investments in U.S. Treasury Securities, loan growth and lower cost of deposits by $14 million, primarily due to P.R. public deposits. Net interest income on a taxable equivalent basis for the third quarter of
2026 was $801 million, an increase of $81 million when compared to the same period in 2025.
Net interest margin (“NIM”) for the quarter was 3.63%, an increase of 12 basis points when compared to the third quarter of 2025. On a taxable equivalent basis, NIM for the third quarter of 2026 was 4.16%, higher by 26 basis points compared to the third quarter of 2025, mainly due to higher level of tax-exempt securities and loans. NIM expansion, when compared to the same quarter of the previous year, was primarily due to higher yields on U.S. Treasury securities and lower deposit costs resulting from the repricing of market-linked P.R.
public deposits and the repricing of interest-bearing deposits in Popular U.S. Total cost of deposits decreased 15 basis points to 1.64%
compared to the third quarter of 2025. Excluding P.R. public deposits, total deposit costs decreased four basis points to 1.13% compared to the same quarter in 2025.
On a taxable equivalent basis, the main drivers of the increase in NII for the third quarter of 2026 compared to the same quarter in 2025 were:
•higher income from investment securities by $57 million or 40 basis points mainly due to higher average balances of U.S.
Treasury securities, at higher yields, resulting from higher deposit balances and the reinvesting of maturities in higher-yielding investment securities;
•higher income from loans by $33 million, mostly due to higher average loan portfolio balances by $1.4 billion mainly driven by the commercial, mortgage and personal loan portfolio along with higher loan yields, which increased by seven basis points to 7.56%;
and
•lower interest expense on deposits by $14 million or 15 basis points. The cost of interest-bearing deposits decreased by 21 basis points, driven by repricing of market-linked P.R. public deposits, which decreased by 47 basis points to 2.72% as their lagged repricing continued to reflect lower short-term market rates prevailing earlier in the year, coupled with lower deposit costs in
Popular U.S.;
partially offset by:
•lower income from money market investments by $21 million or 68 basis points, as a result of lower average balances, driven by higher re-investment activity in U.S. Treasury securities and loan growth, coupled with lower yields resulting from short-term market rates which declined in late 2025.

Table of Content
Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis (Non-GAAP)
Quarter ended September 30,

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2026	2025	Variance	2026	2025	Variance		2026	2025	Variance	Rate	Volume
(In millions)							(In thousands)
$4,854	$5,990	$(1,136)	3.75%	4.43%	(0.68)%	Money market investments	$45,868	$66,867	$(20,999)	$(9,397)	$(11,602)
31,761	28,957	2,804	3.82	3.42	0.40	Investment securities [1]	305,684	249,071	56,613	22,433	34,180
35	28	7	5.43	5.43	—	Trading securities	478	391	87	-	87
36,650	34,975	1,675	3.81	3.59	0.22	Total money market, investment and trading securities	352,030	316,329	35,701	13,036	22,665
						Loans:
20,154	19,229	925	6.82	6.72	0.10	Commercial	346,506	325,869	20,637	4,788	15,849
1,680	1,549	131	7.80	8.24	(0.44)	Construction	33,029	32,184	845	(1,793)	2,638
1,949	1,981	(32)	7.41	7.26	0.15	Leasing	36,113	35,957	156	751	(595)
8,809	8,484	325	6.17	5.96	0.21	Mortgage	135,933	126,352	9,581	4,643	4,938
3,382	3,257	125	13.54	13.80	(0.26)	Consumer	115,388	113,280	2,108	(1,965)	4,073
3,846	3,945	(99)	9.31	9.15	0.16	Auto	90,287	91,006	(719)	1,581	(2,300)
39,820	38,445	1,375	7.56	7.49	0.07	Total loans	757,256	724,648	32,608	8,005	24,603
$76,470	$73,420	$3,050	5.76%	5.63%	0.13%	Total earning assets	$1,109,286	$1,040,977	$68,309	$21,041	$47,268
						Interest bearing deposits:
$8,790	$8,184	$606	1.68%	1.77%	(0.09)%	NOW and money market	$37,141	$36,421	$720	$(2,252)	$2,972
14,537	14,529	8	0.79	0.81	(0.02)	Savings	28,909	29,772	(863)	(100)	(763)
8,959	8,825	134	3.01	3.16	(0.15)	Time deposits	67,988	70,196	(2,208)	(2,947)	739
22,623	20,766	1,857	2.72	3.19	(0.47)	P.R. public deposits	155,147	167,043	(11,896)	(25,359)	13,463
54,909	52,304	2,605	2.09	2.30	(0.21)	Total interest bearing deposits	289,185	303,432	(14,247)	(30,658)	16,411
14,906	14,846	60				Non-interest bearing demand deposits
69,815	67,150	2,665	1.64	1.79	(0.15)	Total deposits	289,185	303,432	(14,247)	(30,658)	16,411
693	405	288	3.94	4.52	(0.58)	Short-term borrowings	6,881	4,616	2,265	(653)	2,918
718	812	(94)	6.51	5.98	0.53	Other medium and long- term debt	11,777	12,096	(319)	1,194	(1,513)
56,320	53,521	2,799	2.17	2.37	(0.20)	Total interest bearing liabilities (excluding demand deposits)	307,843	320,144	(12,301)	(30,117)	17,816
5,244	5,053	191				Other sources of funds
$76,470	$73,420	$3,050	1.60%	1.73%	(0.13)%	Total source of funds	$307,843	$320,144	$(12,301)	$(30,117)	$17,816
			4.16%	3.90%	0.26%	Net interest margin/ income on a taxable equivalent basis (Non- GAAP)	$801,443	$720,833	$80,610	$51,158	$29,452
			3.59%	3.26%	0.33%	Net interest spread
						Taxable equivalent adjustment	102,513	74,328	28,185
			3.63%	3.51%	0.12%	Net interest margin/ income non-taxable equivalent basis (GAAP)	$698,930	$646,505	$52,425
Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.
[1] Average balances exclude unrealized gains or losses on debt securities available-for-sale and the unrealized loss related to certain securities transferred from available-for-sale to held-to-maturity.

Table of Content
NII for the nine months ended September 30, 2026 was $2.1 billion, an increase of $179 million when compared to the same period in 2025.
The NII increase was attributable to higher income from U.S. Treasury securities and loan growth, and lower cost on deposits by $76 million, mainly due to lower cost of P.R. public deposits by 58 basis points and repricing of deposits in PB when compared to the same period in
2025. NII on a taxable equivalent basis (“FTE”) of $2.3 billion, increased $266 million when compared with the same period of 2025.
NIM increased 19 basis points to 3.65%. NIM FTE was 4.16%, an increase of 33 basis points when compared to the same period in 2025.
NIM expansion was mainly driven by investment securities yields which increased by 20 basis points, due to purchases and re-investments of maturities into higher yielding U.S. Treasury securities, and lower deposit costs resulting mainly from the repricing of P.R. public market-
linked deposits. Total cost of deposits decreased 21 basis points to 1.59% compared to the same period in 2025. Excluding P.R. public deposits, total deposit costs decreased five basis points to 1.11% compared to the same period in 2025.
On a taxable equivalent basis, the main drivers for the variance on NII for the  nine months ended on September 30, 2026 compared to the nine months ended September 30, 2025 were:
•higher income from loans by $120 million, or five basis points, driven by loan growth across most portfolios, along with higher loan yields driven by the mortgage, auto and commercial portfolios;
•higher income from U.S. Treasury securities by $156 million, or 44 basis points, driven by higher average balances from purchases and reinvestments, mainly in higher yielding U.S. Treasury notes; and
•lower interest expense on deposits by $76 million or 21 basis points. The cost of interest-bearing deposits declined by 28 basis points, driven by a 58 basis points decrease in market-linked P.R. public deposits to 2.66%, coupled with lower deposit costs in
Popular U.S. attributable to repricing of online savings and time deposits;
partially offset by:
•lower income from money market investments by $69 million or 73 basis points, reflecting lower average balances and lower yields attributable to the decline in short-term market rates in late 2025.

Table of Content
Table 3 - Analysis of Levels & Yields on a Taxable Equivalent Basis (Non-GAAP)
Nine month period ended September 30,

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2026	2025	Variance	2026	2025	Variance		2026	2025	Variance	Rate	Volume
(In millions)							(In thousands)
$4,933	$6,205	$(1,272)	3.72%	4.45%	(0.73)%	Money market investments	$137,129	$206,565	$(69,436)	$(30,967)	$(38,469)
30,894	28,729	2,165	3.68	3.28	0.40	Investment securities [1]	850,696	705,879	144,817	87,021	57,796
33	29	4	5.58	5.74	(0.16)	Trading securities	1,394	1,237	157	(37)	194
35,860	34,963	897	3.69	3.49	0.20	Total money market, investment and trading securities	989,219	913,681	75,538	56,017	19,521
						Loans:
19,938	18,802	1,136	6.76	6.72	0.04	Commercial	1,007,387	945,330	62,057	4,679	57,378
1,714	1,440	274	7.94	8.19	(0.25)	Construction	101,825	88,179	13,646	(2,676)	16,322
1,968	1,961	7	7.40	7.18	0.22	Leasing	109,252	105,650	3,602	3,239	363
8,736	8,331	405	6.13	5.89	0.24	Mortgage	401,848	368,141	33,707	15,440	18,267
3,334	3,224	110	13.71	14.10	(0.39)	Consumer	341,874	339,880	1,994	(9,009)	11,003
3,868	3,935	(67)	9.32	9.00	0.32	Auto	269,685	264,905	4,780	9,292	(4,512)
39,558	37,693	1,865	7.54	7.49	0.05	Total loans	2,231,871	2,112,085	119,786	20,965	98,821
$75,418	$72,656	$2,762	5.71%	5.57%	0.14%	Total earning assets	$3,221,090	$3,025,766	$195,324	$76,982	$118,342
						Interest bearing deposits:
$8,722	$8,077	$645	1.66%	1.73%	(0.07)%	NOW and money market	$108,537	$104,711	$3,826	$(8,150)	$11,976
14,662	14,547	115	0.78	0.84	(0.06)	Savings	85,262	91,430	(6,168)	(3,378)	(2,790)
8,861	8,587	274	2.98	3.17	(0.19)	Time deposits	197,643	203,909	(6,266)	(12,640)	6,374
21,504	20,464	1,040	2.66	3.24	(0.58)	P.R. public deposits	428,415	496,303	(67,888)	(90,826)	22,938
53,749	51,675	2,074	2.04	2.32	(0.28)	Total interest bearing deposits	819,857	896,353	(76,496)	(114,994)	38,498
15,091	14,778	313				Non-interest bearing demand deposits
68,840	66,453	2,387	1.59	1.80	(0.21)	Total deposits	819,857	896,353	(76,496)	(114,994)	38,498
610	333	277	3.89	4.55	(0.66)	Short-term borrowings	17,756	11,342	6,414	(1,830)	8,244
743	835	(92)	6.38	5.79	0.59	Other medium and long- term debt	35,486	36,173	(687)	3,668	(4,355)
55,102	52,843	2,259	2.12	2.39	(0.27)	Total interest bearing liabilities (excluding demand deposits)	873,099	943,868	(70,769)	(113,156)	42,387
5,225	5,035	190				Other sources of funds
$75,418	$72,656	$2,762	1.55%	1.74%	(0.19)%	Total source of funds	$873,099	$943,868	$(70,769)	$(113,156)	$42,387
			4.16%	3.83%	0.33%	Net interest margin/ income on a taxable equivalent basis (Non- GAAP)	$2,347,991	$2,081,898	$266,093	$190,138	$75,955
			3.59%	3.18%	0.41%	Net interest spread
						Taxable equivalent adjustment	285,462	198,247	87,215
			3.65%	3.46%	0.19%	Net interest margin/ income non-taxable equivalent basis (GAAP)	$2,062,529	$1,883,651	$178,878
Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.
[1] Average balances exclude unrealized gains or losses on debt securities available-for-sale and the unrealized loss related to certain securities transferred from available-for-sale to held-to-maturity.

Table of Content
Provision for Credit Losses - Loans Held-in-Portfolio and Unfunded Commitments
For the quarter ended September 30, 2026, the Corporation recorded a provision for credit losses related to loans held-in-portfolio and unfunded commitments of $97 million, an increase of $22 million when compared to the same quarter of the previous year.
As discussed in Note 8 to the Consolidated Financial Statements, the Corporation estimates the ACL by weighting the outputs of various economic scenarios (optimistic, baseline, and pessimistic). Among the three scenarios evaluated to estimate the ACL, the baseline scenario was assigned the highest probability, followed by the pessimistic scenario, and then the optimistic scenario with the lowest probability.
There were no changes to the probability weights assigned during the third quarter of 2026 when compared to September 30, 2025.
The major drivers of the changes in the provision for loan losses during the quarter by business segment when compared to the same quarter in 2025, were as follows:
•In the BPPR segment, the provision for loan losses was $99 million, an increase of $27 million, mainly driven by the commercial portfolio, partially offset by a decrease in the mortgage, consumer, and construction loan portfolios. The increase was mainly attributable to specific reserves related to two commercial & industrial ("C&I") relationships totaling $71 million, compared to the impact of $31 million provision for a specific reserve related to a single C&I relationship during the same quarter in 2025.  This was partially offset by lower reserve requirements in the auto and personal loan portfolios due to improved portfolio credit composition and  due to improved macroeconomic assumptions combined with higher net recoveries in the mortgage portfolio.
The decrease in the construction portfolio was primarily driven by lower reserve requirements due to changes in macroeconomic variables.
•In the Popular U.S. segment, there was a release of $3 million for the quarter ended September 30, 2026, a positive variance  of
$4 million when compared with the same quarter in the previous year, mainly driven by lower provision expense in both the commercial and consumer loan segments by $3 million and $1 million, respectively. The decrease in reserve needs for the consumer portfolio were driven by improvements in the credit quality of the portfolio and the decrease in reserve needs for the commercial portfolio were mainly attributed to reductions in the Commercial Real Estate ("CRE") portfolio, following the implementation of a new U.S. CRE model during the quarter.
For the nine months ended September 30, 2026, the provision for credit losses related to loans held-in-portfolio and unfunded commitments amounted to $238 million, an increase of $51 million, compared to the nine months ended September 30, 2025. The provision for loan losses was $238 million, an increase of $48 million, and the provision related to reserves for unfunded commitments was $0.5 million, an unfavorable variance of $2 million, mainly driven in the BPPR segment with higher reserves in the commercial portfolio and U.S. segment in the construction portfolio, compared to the nine-month period ended September 30, 2025. The major drivers of the change in the provision for loan losses during the nine months ended September 30, 2026 by business segment when compared to the same period in 2025 were as follows:
•In the BPPR segment, the provision for loan losses was $234 million, an increase of $66 million, driven by higher provision expense in the commercial loan portfolio of $127 million, mainly attributed to higher specific reserves for certain C&I loans during the second and third quarters of 2026. These specific reserves are related to certain C&I loans placed in non-performing status during 2026 due to borrower-specific circumstances that are not believed to be indicative of broader deterioration in the commercial portfolio. This increase was partially offset by lower provision expense in the consumer portfolio of $45 million, the mortgage portfolio of $9 million, and the lease portfolio of $7 million, reflecting improved credit performance, lower reserve requirements, and favorable changes in macroeconomic scenarios.
•In the Popular U.S. segment, the provision for loan losses was $3 million, a decrease of $18 million, driven by lower provision expense in the commercial and consumer portfolios of $12 million and $4 million, respectively. The reduction in the commercial portfolio primarily reflected higher qualitative reserves established in the third quarter of 2025 to address economic uncertainty, while the decrease in the consumer portfolio was driven by continued improvements in credit quality.
At September 30, 2026, the total allowance for credit losses for loans held-in-portfolio amounted to $809 million, an increase of $754 thousand when compared to December 31, 2025. The ratio of the allowance for credit losses to loans held-in-portfolio was 2.02% at
September 30, 2026 compared to 2.05% at December 31, 2025. Refer to Note 8 to the Consolidated Financial Statements for additional information on the Corporation’s methodology to estimate its ACL. Refer to the Credit Risk section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for credit losses and selected loan losses statistics.

Table of Content
Non-Interest Income
Non-interest income for the third quarter of 2026 was $176 million, an increase of $5 million when compared with the same quarter for the previous year. The variance was primarily due to:
•higher other service fees by $9 million, driven by higher credit card fees by $3 million reflecting higher transaction activity and higher purchase volumes due, in part, to a new commercial credit card product launched in the second quarter of 2026, higher debit card fees by $3 million due to higher transaction activity, and an increase in asset management and other fees by $4 million primarily driven by higher assets under management; and
•higher mortgage banking activities by $2 million, primarily due to a favorable fair value adjustment to the Mortgage Servicing
Rights ("MSR") and lower net portfolio runoff;
partially offset by;
•an impairment charge on certain equity investments of $2 million; and a $2 million unfavorable fair value adjustment of securities held for deferred benefit plans, which have an offsetting effect on personnel costs; and
•lower services charge on deposits by $2 million driven by a new deposit product launched during the third quarter of 2026, which offers $0 service fees to clients that meet certain criteria.
Non-interest income for the nine months ended September 30, 2026 totaled $522 million, an increase of $30 million when compared to the same period of the previous year. The main factors that contributed to the variance were:
•higher other service fees by $30 million driven by higher credit card fees by $7 million reflecting higher transaction activity and higher purchase volumes due, in part, to higher purchase volume driven by a new commercial credit card product launched during the second quarter of 2026, higher debit card fees by $10 million due to growth in transaction activity and increased foreign transaction fees, and an increase in asset management and other fees by $8 million primarily driven by higher assets under management; and
•higher other operating income by $6 million, primarily reflecting a $11 million increase in earnings from an investment accounted for under the equity method, partially offset by a $3 million reimbursement received on excess interest paid to the U.S. Internal
Revenue Service (“IRS”) related to late payment penalties on tax withholdings for intercompany distributions during the third quarter of 2025, and a $1 million cash distribution from the exit of a legacy equity investment;
partially offset by;
•an impairment charge on certain equity investments by $2 million;
•$2 million in trading losses attributable to market interest rates increase; and
•lower services charge on deposits by $2 million driven by a new deposit product launched during the quarter, which offers $0 service fees to clients that meet certain criteria.
Operating Expenses
Operating expenses for the third quarter of 2026 totaled $506 million, an increase of $10 million when compared to the same quarter of
2025. The main drivers of the variance were:
•higher personnel costs by $12 million, mainly due to higher salaries by $2 million driven by annual merit increases and higher incentives by $10 million, including $7 million related to the maximum contribution to the profit-sharing plan and $2 million related to short-term incentives, which both are tied to the Corporation's financial performance;
•higher other operating expenses by $4 million primarily due to a claim reserve reversal of $5 million recorded in the third quarter of 2025;
•higher net occupancy expenses by $3 million driven by a reassessment of real property tax estimate for certain properties in
Puerto Rico performed during the third quarter of 2025; and

Table of Content
•higher technology and software expenses by $3 million, primarily reflecting increased software cost amortization by $6 million driven by continued investments in technology and transformation initiatives, coupled with a $2 million software impairment. This was partially offset by a $3 million decrease in IT professional fees and lower application and network management service charges by $3 million;
partially offset by:
•a non-cash goodwill impairment of $13 million that was recorded in the third quarter of 2025 due to lower projected earnings in our
U.S. based equipment leasing subsidiary.
Operating expenses for the nine months ended September 30, 2026 were $1.5 billion, a decrease of $2 million when compared to the same period of 2025. The variance was primarily due to:
•lower other operating expenses by $15 million, primarily due to lower reserves for operational losses by $5 million, lower insurance claim reserves by $4 million, and a $6 million decrease in pension expense due to a lower discount rate used in the actuarial analysis when compared to the same nine month period of 2025;
•non-cash goodwill impairment of $13 million recorded in the third quarter of 2025 due to lower projected earnings in our U.S.
based equipment leasing subsidiary; and
•lower professional fees by $5 million, primarily driven by lower expenses associated with corporate initiatives and regulatory compliance activities;
partially offset by:
•higher personnel costs by $15 million, mainly due to higher salaries by $8 million driven by annual merit increases, and higher short-term incentives by $8 million, which are tied to the Corporation's financial performance; and
•higher technology and software expenses by $15 million, primarily reflecting increased software cost amortization by $18 million driven by continued investments in technology and transformation initiatives, higher IT professional fees $6 million, and a $2 million software impairment charge, partially offset by lower application and network management service charges by $11.1 million.

Table of Content
Table 4 - Operating Expenses

	Quarters ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Variance	2026	2025	Variance
Salaries	$141,357	$139,350	$2,007	$410,618	$403,052	$7,566
Commissions, incentives and other bonuses	42,709	35,309	7,400	117,523	113,846	3,677
Profit sharing	15,097	13,000	2,097	23,894	26,000	(2,106)
Pension, postretirement and medical insurance	18,446	18,749	(303)	52,115	51,773	342
Other personnel costs, including payroll taxes	27,461	$26,580	881	86,020	80,385	5,635
Total personnel costs	245,070	232,988	12,082	690,170	675,056	15,114
Net occupancy expenses	29,157	26,083	3,074	84,220	82,441	1,779
Equipment expenses	6,324	5,313	1,011	17,432	16,404	1,028
Other taxes	17,665	17,967	(302)	53,049	55,324	(2,275)
Professional fees	25,587	25,808	(221)	75,624	80,741	(5,117)
Technology and software expenses	90,068	87,117	2,951	270,178	255,481	14,697
Processing and transactional services
Credit and debit cards	15,498	14,728	770	42,940	40,698	2,242
Other processing and transactional services	24,172	23,680	492	73,083	73,352	(269)
Total processing and transactional services	39,670	38,408	1,262	116,023	114,050	1,973
Communications	4,562	4,836	(274)	13,332	14,750	(1,418)
Business promotion
Rewards and customer loyalty programs	19,045	17,656	1,389	54,037	52,068	1,969
Other business promotion	9,383	9,648	(265)	25,151	25,296	(145)
Total business promotion	28,428	27,304	1,124	79,188	77,364	1,824
Deposit insurance	9,692	10,873	(1,181)	29,586	30,315	(729)
Other real estate owned (OREO) expense (income)	(3,733)	(3,408)	(325)	(11,589)	(10,862)	(727)
Other operating expenses
Operational losses	1,895	1,634	261	8,988	13,957	(4,969)
All other	10,821	6,980	3,841	29,677	39,673	(9,996)
Total other operating expenses	12,716	8,614	4,102	38,665	53,630	(14,965)
Amortization of intangibles	384	384	-	1,152	1,366	(214)
Goodwill impairment	-	13,000	(13,000)	-	13,000	(13,000)
Total operating expenses	$505,590	$495,287	$10,303	$1,457,030	$1,459,060	$(2,030)
Income Taxes
For the quarter ended September 30, 2026, the Corporation recorded income tax expense of $30 million, a decrease of $6 million when compared to $36 million for the same period in 2025; the decrease is mostly related to the higher tax exempt income. The effective tax rate
("ETR") decreased to 11.0% from 14.5% driven by higher proportion of tax exempt income and other benefits such as tax credits purchased.
For the nine-month period ended September 30, 2026, income tax expense was $123 million, compared to $129 million reported for the same period in 2025; the decrease of $6 million is attributed to the higher proportion of tax exempt income. The ETR for the nine-month period ended September 30, 2026, was 13.8% compared to 17.7% in the same period for 2025. The decrease was primarily driven by higher tax exempt income and tax benefits recognized upon the vesting of restricted stock awards.
At September 30, 2026, the Corporation had a net deferred tax asset amounting to $834 million, net of a valuation allowance of $475 million.  The net deferred tax asset related to the U.S. Operations was $214 million, net of a valuation allowance of $387 million.
Refer to Note 24 to the Consolidated Financial Statements for additional information on deferred tax asset balances.
REPORTABLE SEGMENT RESULTS
The Corporation’s reportable segments for managerial reporting purposes consist of BPPR and Popular U.S. A Corporate group has also been defined to support the reportable segments.
For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 26 to the Consolidated Financial Statements.
The corporate group reported net income of $3 million for the quarter ended September 30, 2026, compared with net income of $5 million for the same quarter of the previous year. For the nine-month period ended September 30, 2026, the corporate group reported a net income of $16 million, compared to net income of $4 million for the same period of the previous year, mainly due to higher income from equity method investments. There were no intercompany distributions between the U.S. subsidiaries and the bank holding companies.

Table of Content
Highlights of the earnings results for the reportable segments are discussed below:
Banco Popular de Puerto Rico
BPPR reportable segment’s net income amounted to $198 million for the quarter ended September 30, 2026, higher by $9 million when compared to the same quarter of the previous year. The main drivers for a higher net income included:
•net interest income of $592 million, increased by $41 million when compared to the same quarter in the previous year. The increase was primarily driven by higher income from money market and investment securities by $19 million or eight basis points mainly driven by higher income from U.S. Treasury securities and by higher income from loans by $14 million driven by loan growth in the commercial, mortgage and personal loans portfolios. Higher net income was also attributable to an $8 million, or 19 basis point, decrease on interest expense from deposits, primarily due to a 47 basis point reduction in the cost of market-linked
Puerto Rico public deposits driven by a decline in short-term market rates when compared to the same period in 2025. NIM expanded ten basis points to 3.81%. Deposit costs, at 1.41%, were lower by 12 basis points;
•higher non-interest income by $5 million mainly due to higher service fees by $8 million driven by higher debit and credit card fees due to higher transaction activity and higher purchase volumes, as well as an increase in mortgage banking activities by $2 million; partially offset by lower service charges on deposits accounts by $2 million driven by a new deposit product launched in
August 2026 which offers $0 service fees to clients that meet certain criteria; and
•lower income tax expense by $13 million mainly due to higher proportion of tax exempt income;
partially offset by:
•Higher provision for credit losses by $27 million for a total of $99 million for the quarter ended September 30, 2026. Refer to the
"Provision for credit losses - Loans held-in-portfolio and unfunded commitments" section in this MD&A for more discussion over the drivers of the provision for credit losses by business segment; and
•higher operating expenses by $25 million mainly due to higher personnel costs by $12 million mostly driven by higher compensation and higher salaries expense, higher occupancy expense by $6 million driven by a reassessment of real property tax estimate for certain properties in Puerto Rico, as well as higher technology and software expenses by $3 million mostly due to continued investments in technology and transformation initiatives and higher equipment and software amortization.
For the nine-month period ended September 30, 2026, the BPPR segment recorded net income of $635 million compared to net income of
$539 million for the same period of the previous year. The factors that contributed to the variance in the financial results included the following:
•net interest income increased $139 million to $1.7 billion compared with the same period of 2025. The increase was primarily driven by higher income from loans by $55 million driven by loan growth across most portfolios and higher income from investment securities by $26 million mainly driven by U.S. Treasury securities, partially offset by lower income from money market investments. The increase also reflected a $58 million, or 26 basis point, decrease in interest expense on deposits, primarily due to a 58 basis point reduction in the cost of market-linked Puerto Rico public deposits driven by a decline in short-term market rates. NIM expanded 17 basis points to 3.83%. Deposit costs, at 1.35%, were lower by 19 basis points;
•higher non-interest income by $23 million mainly due to higher service fees driven by higher debit and credit card fees due to higher transaction activity and higher purchase volumes, as well as an increase in asset management fees; and
•lower income tax expense by $20 million due mainly to higher exempt income;
partially offset by:
•the provision for credit losses increased by $66 million to $234 million. Refer to section "Provision for credit losses-Loans held-in-
portfolio and unfunded commitments" in this MD&A for more discussion over the drivers of the provision for credit losses by business segment.
•higher operating expenses by $19 million mostly due to higher personnel costs by $8 million mainly due to an increase in salaries expenses driven by annual salary revisions and annual incentives, higher technology and software expenses by $5 million due to continuing investments in technology and transformation initiatives, and higher occupancy expenses by $5 million;

Table of Content
Popular U.S.
For the quarter ended September 30, 2026, the reportable segment of Popular U.S. reported net income of $42 million, compared with net income of $18 million for the same quarter of the previous year. The main drivers for higher net income are the following:
•net interest income increased $11 million to $117 million. The increase was primarily driven by higher income from loans resulting from higher average balances and yields in the commercial portfolio by 25 basis points, or $13 million. The increase was also due to a $7 million, or 24 basis point, decrease in interest expense on deposits, primarily due to repricing across most deposit products driven by a decline in short-term market rates when compared to the same period in 2025;
•the provision for loan losses was a release of $3 million, a positive variance of $4 million. Refer to "Provision for credit losses -
Loans held-in-portfolio and unfunded commitments" section in this MD&A for more discussion over the drivers of the provision for credit losses by business segment; and
•lower operating expenses by $16 million, reflecting the goodwill impairment charge related to a U.S. based equipment leasing subsidiary of $13 million recorded during the third quarter of 2025, as well as lower occupancy expenses;
partially offset by:
•higher income tax expense by $9 million due to higher income before tax.
For the nine months ended September 30, 2026, the reportable segment of Popular U.S. recorded net income of $115 million, compared with net income of $55 million for the same period of the previous year. The factors that contributed to the variance in the financial results included the following:
•net interest income increased $41 million to $341 million. The increase was primarily driven by higher income from loans resulting from higher average balances and yields in the commercial portfolio by $33 million or 15 basis points. The increase also benefited from a $24 million, or 30 basis point, decrease in deposit interest expense, primarily due to repricing across most deposit products driven by a decline in short-term market rates; and
•the provision for loan losses was $3 million, a decrease of $18 million. Refer to the "Provision for Credit Losses - Loans Held-in-
Portfolio and Unfunded Commitments" section in this MD&A for more discussion over the drivers of the provision for credit losses by business segment;
•lower operating expenses by $21 million, reflecting the goodwill impairment charge related to our U.S. based equipment leasing subsidiary of $13 million recorded in 2025, as well as lower occupancy expenses and professional fees;
partially offset by:
•higher income tax expense by $22 million due to higher income before tax.
STATEMENT OF FINANCIAL CONDITION ANALYSIS
Assets
The Corporation’s total assets were $77.7 billion at September 30, 2026, compared to $75.3 billion at December 31, 2025. The variance in total assets of $2.4 billion was driven by an increase in AFS securities and loan growth across most portfolios, partially offset by a decrease in HTM securities. Refer to the Consolidated Statements of Financial Condition included in this report and to the following narrative for additional information.
Money market investments and investment securities
Money market investments increased by $486 million as of September 30, 2026, when compared to December 31, 2025, mainly driven by an increase in excess balance in the Federal Reserve Bank. AFS securities increased $2.9 billion, driven by investments in U.S. Treasury securities of $3.5 billion, partially offset by maturities and principal paydowns, mainly in mortgage-backed securities (“MBS”) by $0.7 billion and higher unrealized losses in AFS securities by $396 million. HTM securities decreased by $1.8 billion, mainly driven by maturities and principal paydowns, partially offset by the amortization of $130 million of the discount related to U.S. Treasury securities previously reclassified from AFS to HTM. Refer to Note 5 and to Note 6 to the Consolidated Financial Statements for additional information with respect to the Corporation’s debt securities available-for-sale and held-to-maturity.
Loans

Table of Content
Loans held-in-portfolio were $40.0 billion at September 30, 2026, an increase of $715 million when compared to December 31, 2025. In the
BPPR segment, loan balances increased by $586 million, mainly in the mortgage, commercial and construction portfolios. The Popular U.S.
segment also increased by $129 million, mainly due to higher commercial real estate loans, partially offset by lower construction and mortgage loans.
At September 30, 2026, the Corporation’s loans to non-depository financial institutions (‘’NDFIs’’) amounted to $540 million, a decrease of
$5 million compared to December 31, 2025. The decrease was primarily related to lower loans to insurance companies and credit intermediaries by $36 million and $7 million, respectively, mostly at BPPR, partially offset by $37 million increase in loans to mortgage credit intermediaries. At September 30, 2026, the Corporation’s exposure to NDFIs consisted of approximately $233 million to insurance companies for general corporate purposes unrelated to lending activities, $167 million related to consumer and commercial credit intermediaries, and $141 million related to mortgage credit intermediaries. All loans to NDFIs are current in their contractual payments and carry a ‘pass’ rating.
Refer to Table 5 for a breakdown of the Corporation’s loan portfolio. Also, refer to Note 7 in the Consolidated Financial Statements for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.
Table 5 - Loans Ending Balances

(In thousands)	September 30, 2026%		December 31, 2025%		Variance
Loans held-in-portfolio:
Commercial
Commercial multi-family	$2,396,981	6%	$2,455,790	6%	$(58,809)
Commercial real estate non-owner occupied	5,842,740	15%	5,543,284	14%	299,456
Commercial real estate owner occupied	3,412,200	9%	3,153,080	8%	259,120
Commercial and industrial	8,709,058	22%	8,607,412	22%	101,646
Total Commercial	20,360,979	52%	19,759,566	50%	601,413
Construction	1,585,873	4%	1,674,899	4%	(89,026)
Mortgage	8,860,185	22%	8,649,440	22%	210,745
Leasing	1,952,125	5%	2,001,365	5%	(49,240)
Consumer
Credit cards	1,260,053	3%	1,256,717	3%	3,336
Home equity lines of credit	88,606	—%	78,692	—%	9,914
Personal	1,994,260	5%	1,906,228	5%	88,032
Auto	3,756,459	9%	3,819,812	10%	(63,353)
Other	184,116	—%	180,799	—%	3,317
Total Consumer	7,283,494	17%	7,242,248	18%	41,246
Total loans held-in-portfolio	$40,042,656	100%	$39,327,518	100%	$715,138
Loans held-for-sale:
Commercial	$-		$-		$-
Mortgage	3,214		9,998		(6,784)
Total loans held-for-sale	$3,214		$9,998		$(6,784)
Total loans	$40,045,870		$39,337,516		$708,354
Other assets
Other assets amounted to $1.8 billion at September 30, 2026, an increase of $140 million when compared to $1.7 billion at December 31,
2025. Refer to Note 10 to the Consolidated Financial Statements for a breakdown of the principal categories that comprise the caption of
“Other Assets” in the Consolidated Statements of Financial Condition at September 30, 2026 and December 31, 2025.
Liabilities
The Corporation’s total liabilities were $71.5 billion at September 30, 2026, an increase of $2.4 billion, when compared to December 31,
2025. The following is a discussion of the significant changes in liabilities.
Deposits and Borrowings
Total Deposits
The Corporation’s deposits totaled $68.7 billion as of September 30, 2026, compared to $66.2 billion as of December 31, 2025. Ending deposit balances increased by $2.5 billion, while average quarterly balances grew by $3.5 billion, from December 31, 2025 to September
30, 2026. The average deposit balance, excluding P.R. public deposits, increased by $0.6 billion for the same period.

Table of Content
At the end of the third quarter of 2026, P.R. public deposits were $21.5 billion, representing 31% of total deposits. P.R. public deposits are expected to range between $20 billion and $22 billion through the end of 2026. However, the rate at which public deposit balances may change is uncertain and difficult to predict. The amount and timing of any such change is likely to be impacted by, for example, the level of federal assistance and speed at which it is distributed, the financial condition, liquidity and cash management practices of the Puerto Rico
Government and its instrumentalities, and the implementation of fiscal and debt adjustment plans approved pursuant to PROMESA or other actions mandated by the Fiscal Oversight and Management Board for Puerto Rico (the “Oversight Board”) or by reductions in federal funding available for Puerto Rico. P.R. public deposits costs are generally indexed to changes in short-term market rates with a one-quarter lag, in accordance with contractual terms. As a result, these deposits’ costs have typically lagged variable asset repricing. These deposits require that the bank pledge high credit quality securities as collateral; therefore, liquidity risks arising from deposit outflows are lower. Total deposit costs, excluding P.R. public deposits, demonstrate the stability of BPPR's core deposits with low cost and low betas.
The volume and cost of P.R. public deposits and the proportion of high-cost deposits in the U.S. directly impact the balance and mix of earning assets and therefore represent a key factor in the Corporation’s ability to expand its net interest margin.
Refer to Table 6 for a breakdown of the Corporation’s deposits at September 30, 2026 and December 31, 2025.
Table 6 - Deposits Ending Balances

(In thousands)	September 30, 2026%		December 31, 2025%		Variance
Deposits excluding P.R. public deposits:
Demand deposits	$15,005,068	22%	$15,298,712	23%	$(293,644)
Savings, NOW and money market deposits (non-brokered)	23,037,725	34%	22,655,936	34%	381,789
Savings, NOW and money market deposits (brokered)	75,278	—%	87,566	—%	(12,288)
Time deposits (non-brokered)	8,227,389	12%	7,861,848	12%	365,541
Time deposits (brokered CDs)	893,371	1%	866,772	1%	26,599
Sub-total deposits excluding P.R. public deposits	47,238,831	69%	46,770,834	71%	467,997
P.R. public deposits:
Demand deposits [1]	11,033,195	16%	11,534,301	17%	(501,106)
Savings, NOW and money market deposits (non-brokered)	9,515,457	14%	7,134,217	11%	2,381,240
Time deposits (non-brokered)	917,508	1%	750,741	1%	166,767
Sub-total P.R. public deposits	21,466,160	31%	19,419,259	29%	2,046,901
Total deposits	$68,704,991	100%	$66,190,093	100%	$2,514,898
[1] Includes interest bearing demand deposits.
Borrowings
The Corporation’s borrowings totaled $1.3 billion at September 30, 2026 compared to $1.4 billion at December 31, 2025. Refer to Note 12 to the Consolidated Financial Statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this
MD&A for additional information on the Corporation’s funding sources.
Stockholders’ Equity
Stockholders’ equity totaled $6.2 billion at September 30, 2026, a decrease of $34 million when compared to December 31, 2025. The decrease was principally due to a $458 million increase in treasury stock, mainly due to common stock repurchases, higher unrealized losses on debt securities available for sale of $330 million, and common and preferred dividends of $155 million, partially offset by net income for the nine months ended September 30, 2026 of $766 million and $104 million of amortization of unrealized losses on securities transferred to held-to-maturity. Refer to the Consolidated Statements of Financial Condition, Comprehensive Income and Changes in
Stockholders’ Equity for information on the composition of stockholders’ equity.
During the nine months ended September 30, 2026, Popular repurchased 3,049,008 shares of common stock for $459 million at an average price of $150.55 per share.
The composition of the Corporation’s financing to total assets at September 30, 2026 and December 31, 2025 is included in Table 7 .

Table of Content
Table 7 - Financing to Total Assets

	September 30,	December 31,	% (decrease) increase	% of total assets
(Dollars in millions)	2026	2025	from 2026 to 2025	2026	2025
Non-interest-bearing core deposits	$15,011	$15,304	(1.9)%	19.3%	20.3%
Interest-bearing core deposits	47,674	46,017	3.6%	61.3%	61.1%
Interest-bearing other deposits	6,020	4,869	23.6%	7.8%	6.4%
Repurchase agreements	152	39	289.7%	0.2%	0.1%
Other short-term borrowings	487	650	(25.1)%	0.6%	0.9%
Notes payable	686	760	(9.7)%	0.9%	1.0%
Other liabilities	1,490	1,460	2.1%	1.9%	1.9%
Stockholders’ equity	6,215	6,249	(0.5)%	8.0%	8.3%
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
The risk-based capital ratios presented in Table 8, include common equity tier 1, Tier 1 capital, total capital and leverage capital as of
September 30, 2026 and December 31, 2025.
Table 8 - Capital Adequacy Data

(Dollars in thousands)	September 30, 2026	December 31, 2025
Common equity tier 1 capital:
Common stockholders' equity - U.S. GAAP basis	$6,192,753	6,226,936
AOCI related adjustments due to opt-out election	1,317,985	1,096,805
Goodwill, net of associated deferred tax liability (DTL)	(626,085)	(639,734)
Intangible assets, net of associated DTLs	(3,924)	(5,076)
Deferred tax assets and other deductions	(206,903)	(215,404)
Common equity tier 1 capital	$6,673,826	$6,463,527
Additional tier 1 capital:
Preferred stock	22,143	22,143
Additional tier 1 capital	$22,143	$22,143
Tier 1 capital	$6,695,969	$6,485,670
Tier 2 capital:
Trust preferred securities subject to phase in as tier 2	192,674	192,674
Other inclusions (deductions), net	524,805	517,723
Tier 2 capital	$717,479	$710,397
Total risk-based capital	$7,413,448	$7,196,067
Minimum total capital requirement to be well capitalized	$4,169,348	$4,112,375
Excess total capital over minimum well capitalized	$3,244,100	$3,083,692
Total risk-weighted assets	$41,693,477	$41,123,753
Total assets for leverage ratio	$78,908,764	$74,661,894
Risk-based capital ratios:
Common equity tier 1 capital	16.01%	15.72%
Tier 1 capital	16.06	15.77
Total capital	17.78	17.50
Tier 1 leverage	8.49	8.69
Under the regulatory capital framework applicable to insured depository institutions, a depository institution is considered “well capitalized” if it maintains a leverage ratio of at least 5%, a common equity Tier 1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8% and a total risk-
based ratio of at least 10%. At September 30, 2026, the Corporation, BPPR and PB exceeded their applicable minimum regulatory capital requirements. In addition, BPPR and PB met the applicable regulatory capital requirements to be considered “well capitalized” under the
Basel III capital rules.
The increase in the common equity Tier I capital ratio, Tier I capital ratio, and total capital ratio, as of September 30, 2026 as compared to
December 31, 2025 was mainly due to earnings from the nine month period, partially offset by the repurchases of common stock, common stock dividends, and higher risk weighted assets driven by the increase in loans held-in-portfolio. The decrease in the leverage ratio was

Table of Content
driven by higher total assets which are impacted by zero-risk weighted assets that did not have a significant impact on the risk weighted assets, partially offset by the nine-month period earnings.
Reconciliation to Tangible Common Equity and Tangible Assets
Table 9 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of
September 30, 2026 and December 31, 2025.
Table 9 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	September 30, 2026	December 31, 2025
Total stockholders’ equity	$6,214,896	$6,249,079
Less: Preferred stock	(22,143)	(22,143)
Less: Goodwill	(789,954)	(789,954)
Less: Other intangibles	(3,924)	(5,076)
Total tangible common equity	$5,398,875	$5,431,906
Total assets	77,735,045	75,348,267
Less: Goodwill	(789,954)	(789,954)
Less: Other intangibles	(3,924)	(5,076)
Total tangible assets	$76,941,167	$74,553,237
Tangible common equity to tangible assets	7.02%	7.29%
Common shares outstanding at end of period	62,834,136	65,719,385
Tangible book value per common share	$85.92	$82.65

	Quarterly average
Total stockholders’ equity	$6,435,638	$6,938,571	[1]
Less: Preferred Stock	(22,143)	(22,143)
Less: Goodwill	(789,954)	(789,954)
Less: Other intangibles	(4,177)	(5,328)
Total tangible equity before adjusting for the impact of unrealized (gains) losses on AFS securities including those transferred to HTM	$5,619,364	$6,121,146
Return on average tangible common equity before adjusting the impact of unrealized (gains) losses on AFS securities including those transferred to HTM	17.09%	15.14%
Add: Average unrealized (gains) losses on AFS securities	903,931	56,761
Add: Average unrealized (gains) losses on AFS securities transferred to HTM	150,274	259,058
Total tangible equity after add back of impact of unrealized (gains) losses on AFS securities, including those to HTM	$6,673,569	$6,436,965
Return on average tangible common equity after add back of impact of unrealized (gains) losses on AFS securities including those transferred to HTM (''ROTCE'')	14.39%	14.39%
[1] Average balances exclude unrealized gains or losses on debt securities available-for-sale.
RISK MANAGEMENT
Market / Interest Rate Risk
The Corporation’s assets that are mainly subject to market valuation risk are debt securities classified as available-for-sale. Refer to Note 5 and Note 6 to the Consolidated Financial Statements for further information on the debt securities available-for-sale and held-to-maturity portfolios. Debt securities classified as available-for-sale and held-to-maturity amounted to $23.4 billion and $5.5 billion, respectively, as of
September 30, 2026. Other assets subject to market risk include mortgage servicing rights ("MSRs") with a fair value of $93 million as of
September 30, 2026.
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
Management utilizes various tools to assess IRR, including NII simulation modeling, static gap analysis, and Economic Value of Equity
(“EVE") to monitor the risk arising from the dynamic characteristics of assets and liabilities subject to IRR. The three methodologies complement each other and are used jointly in the evaluation of the Corporation’s IRR. NII simulation modeling is prepared for a five-year period, which in conjunction with the EVE analysis, provides management a view of long-term IRR.

Table of Content
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
The following table presents the results of the simulations at September 30, 2026 and December 31, 2025, assuming a static balance sheet and parallel changes over flat spot rates over a one-year time horizon:
Table 10 - Net Interest Income Sensitivity (One Year Projection)

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate
+200 basis points	21,224	0.71	(7,520)	(0.27)
+100 basis points	10,970	0.37	(4,379)	(0.16)
-100 basis points	(11,926)	(0.40)	2,691	0.10
-200 basis points	(12,246)	(0.41)	7,488	0.27
As of September 30, 2026, NII simulations showed that the Corporation’s sensitivity position had shifted to asset sensitive. The variation in results as compared to December 31, 2025, was mainly due to an increase in U.S. Treasury Bills and excess reserves at the Federal
Reserve Bank of New York partly offset by a rise in market-linked P.R. public deposits. The profile reflects that in rising rate scenarios, the
Corporation's net interest income would increase slightly during the one-year horizon driven primarily by repricing of variable rate loans and fixed-rate intermediate maturity assets coming within one year, offset in part by the repricing of market-linked P.R. public deposits.
The Corporation’s loan and investment portfolios are subject to prepayment risk. Prepayment risk also could have a significant impact on the duration of mortgage-backed securities and collateralized mortgage obligations.
Trading
The Corporation engages in trading activities in the ordinary course of business at its subsidiaries, BPPR and Popular Securities. Popular
Securities’ trading activities consist primarily of market-making activities to meet expected customers’ needs related to its retail brokerage business, and purchases and sales of U.S. Government and government sponsored securities. BPPR’s trading activities consist primarily of holding U.S. Government sponsored mortgage-backed securities and economic hedges of the related market risk with “TBA” (to-be-
announced) market transactions. In addition, BPPR uses forward contracts or TBAs that have characteristics similar to that of the forecasted security and its conversion timeline to hedge its securitization pipeline.
At September 30, 2026, the Corporation held trading securities with a fair value of $31 million, representing 0.04% of the Corporation’s total assets, compared with $37 million and 0.05%, respectively, at December 31, 2025. The trading portfolio consists principally of investment grade securities such as mortgage-backed securities of $30 million with a weighted average yield of 5.03% and U.S. Treasury securities of
$1 million with a weighted average yield of 3.95% at September 30, 2026 and $23 million with a weighted average yield of 5.20% and $13 million with a weighted average yield of 2.57%, respectively, as of December 31, 2025.
The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR"), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability.
The Corporation’s trading portfolio had a 5-day VAR of $1 million during the last week of September 2026. VAR models include assumptions and estimates thus actual results could differ from the outputs from these models and assumptions. Back-testing is performed on model results to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.
In the opinion of management, the size and composition of the trading portfolio does not represent a significant source of market risk for the
Corporation.

Table of Content
Liquidity
Liquidity Risk Management Process
The Corporation has adopted policies and limits to monitor the Corporation’s liquidity position and that of its banking subsidiaries. Refer to the Enterprise Risk Management section of Management’s Discussion and Analysis included in the 2025 Annual Report on Form 10-K for information on the framework in place to monitor, review, and approve policies to measure, limit and manage funding activities and strategies impacting liquidity risk. Additionally, contingency funding plans are used to model various stress events of different magnitudes that affect different time horizons, to assist management in evaluating the size of the liquidity buffers needed if those events occur. However, such models may not predict accurately how the market and customers might react to every event and are dependent on many assumptions. The objective of effective liquidity management is to ensure that the Corporation has sufficient liquidity to meet all its financial obligations, finance expected future growth, fund planned capital distributions and maintain a reasonable safety margin for cash needs under both normal and stressed market conditions.
Sources of Liquidity
Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, representing 88% of total assets at both September 30, 2026 and December 31, 2025. The ratio of total ending loans to deposits was 58% at September 30, 2026 and 59% at December 31, 2025. In addition to traditional deposits, the Corporation maintains borrowing arrangements, which amounted to $1.3 billion in outstanding balances at September 30, 2026 (December 31, 2025 - $1.4 billion).
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
Banking Subsidiaries
Primary sources of funding for the Corporation’s banking subsidiaries (BPPR and PB or, collectively, “the banking subsidiaries") include retail, commercial and public sector deposits, brokered deposits, unpledged investment securities, mortgage loan securitization and, to a lesser extent, loan sales. In addition, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of New York ("FHLB")
and at the discount window of the Federal Reserve Bank of New York (the “FRB") and has a considerable amount of collateral pledged that can be used to raise funds under these facilities.
At September 30, 2026, the Corporation’s available liquidity decreased to $26.2 billion from $27.0 billion on December 31, 2025. During the third quarter of 2026, the Corporation continued to have significant on-balance sheet and off-balance sheet sources of liquidity. The liquidity sources of the Corporation at September 30, 2026 are presented below:
Table 11 - Liquidity Sources

	September 30, 2026			December 31, 2025

(In thousands)	BPPR	Popular U.S.	Total	BPPR	Popular U.S.	Total
Unpledged securities and unused funding sources:
Money market (excess funds at the Federal Reserve Bank)	$4,011,375	$1,091,510	$5,102,885	$3,595,806	$1,020,478	$4,616,284
Unpledged securities	3,973,647	737,982	4,711,629	5,215,981	1,057,129	6,273,110
FHLB borrowing capacity	3,289,591	1,087,521	4,377,112	3,291,672	692,744	3,984,416
Discount window of the Federal Reserve Bank borrowing capacity	8,201,159	3,836,638	12,037,797	8,472,866	3,644,486	12,117,352
Total available liquidity	$19,475,772	$6,753,651	$26,229,423	$20,576,325	$6,414,837	$26,991,162
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

Table of Content
The banking subsidiaries maintain sufficient funding capacity to address large increases in funding requirements such as deposit outflows.
The Corporation has established liquidity guidelines that require the banking subsidiaries to have sufficient liquidity to cover all short-term borrowings and a portion of deposits.
Deposits are a key source of funding. Refer to Table 6 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and public sector customers. Core deposits include certificates of deposit under $250,000, all interest-
bearing transactional deposit accounts, non-interest-bearing deposits, and savings deposits. Core deposits exclude brokered deposits and certificates of deposit over $250,000. Core deposits, excluding P.R. public funds, which are fully collateralized, have historically provided the
Corporation with a sizable source of relatively stable and low-cost funds. P.R. public funds, while linked to market interest rates, provide a stable source of funding with an attractive earning spread. As of September 30, 2026, total Puerto Rico public sector deposits were
$21.5 billion, compared to $19.4 billion at December 31, 2025. Because public deposits are collateralized by pledged high-credit-quality securities, the liquidity risk associated with potential outflows is limited.
Core deposits represented 91% of total deposits at $62.7 billion as of September 30, 2026, compared with 92% at $60.9 billion as of
December 31, 2025. Core deposits financed 84% of the Corporation’s earning assets at September 30, 2026, compared to 85% at
December 31, 2025.
The distribution by maturity of certificates of deposit with denominations of $250,000 and over at September 30, 2026 is presented in the table that follows:
Table 12 - Distribution by Maturity of Certificates of Deposit of $250,000 and Over

(In thousands)
3 months or less	$2,450,677
Over 3 to 12 months	1,216,225
Over 1 year to 3 years	395,203
Over 3 years	139,735
Total	$4,201,840
The Corporation had $1.0 billion in brokered deposits at September 30, 2026, which financed approximately 1% of its total assets
(December 31, 2025 - $1.0 billion and 1%, respectively).
As of September 30, 2026, the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility would be severely constrained if the banking subsidiaries are unable to maintain access to funding or if adequate funding is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements on repurchase agreements, deposit agreements and other collateralized borrowing facilities. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin or collateral requirements and would need to rely more heavily on alternative funding sources. In these scenarios, the
Corporation’s financial flexibility and ability to grow revenues may not increase proportionately to cover costs and profitability would be adversely affected.
The Corporation considers balances in excess of $250,000 to have a higher potential liquidity risk. Table 13 presents deposit balances by reportable segment and by category, including balances under $250,000, balances exceeding $250,000, uninsured foreign deposits, and collateralized public funds. Collateralized public funds, as presented in Table 13, represent public deposit balances from governmental entities in the U.S. and its territories, including Puerto Rico and the United States Virgin Islands, collateralized based on such jurisdictions’
applicable collateral requirements.

Table of Content
Table 13 - Deposits

(Dollars in thousands)	September 30, 2026
	BPPR	% of Total	Popular U.S.	% of Total	Popular, Inc. (Consolidated)	% of Total
Deposits:
Deposits balances under $250,000 [1]	$23,849,612	42%	$8,628,522	71%	$32,478,134	47%
Transactional deposits balances over $250,000	8,148,297	14%	2,602,834	21%	10,751,131	16%
Time deposits balances over $250,000	2,412,881	4%	539,336	4%	2,952,217	4%
Uninsured foreign deposits	443,108	1%	-	-%	443,108	1%
Collateralized public funds	21,892,656	39%	187,745	2%	22,080,401	32%
Intercompany deposits	160,959	-%	195,778	2%	-	-%
Total deposits	$56,907,513	100%	$12,154,215	100%	$68,704,991	100%
[1] Includes the first $250,000 in balances of transactional and time deposit accounts with balances in excess of $250,000.

(Dollars in thousands)	December 31, 2025
	BPPR	% of Total	Popular U.S.	% of Total	Popular, Inc. (Consolidated)	% of Total
Deposits
Deposits balances under $250,000 [1]	$23,873,328	44%	$8,283,967	69%	$32,157,295	49%
Transactional deposits balances over $250,000	8,254,961	15%	2,341,365	19%	10,596,326	16%
Time deposits balances over $250,000	2,182,301	4%	794,183	7%	2,976,484	4%
Uninsured foreign deposits	446,360	1%	-	-%	446,360	1%
Collateralized public funds	19,748,934	36%	264,694	2%	20,013,628	30%
Intercompany deposits	235,251	-%	349,483	3%	-	-%
Total deposits	$54,741,135	100%	$12,033,692	100%	$66,190,093	100%
[1] Includes the first $250,000 in balances of transactional and time deposit accounts with balances in excess of $250,000.

Bank Holding Companies
The principal sources of funding for the bank holding companies (the "BHCs"), which are Popular, Inc. (holding company only) and Popular
North America ("PNA"), include cash on hand, investment securities, dividends received from banking and non-banking subsidiaries, asset sales, credit facilities available from affiliate banking subsidiaries and proceeds from potential securities offerings. Dividends from banking and non-banking subsidiaries are subject to various regulatory limits and authorization requirements imposed by banking regulators, including the FRB and the New York Department of Financial Services ("NYDFS"), that may limit the ability of those subsidiaries to act as a source of funding to the BHCs.
The principal uses of these funds include the repayment of debt, interest payments to holders of senior debt and junior subordinated deferrable interest debentures (related to trust preferred securities), the payment of dividends to common stockholders, repurchases of the
Corporation’s securities and capitalizing its subsidiaries.
The outstanding balance of notes payable at the BHCs amounted to $596 million at September 30, 2026 and $595 million December 31,
2025.
The contractual maturities of the BHCs notes payable at September 30, 2026 are presented in Table 14
Table 14 - Distribution of BHC's Notes Payable by Contractual Maturity

Year	(In thousands)
2028	$397,688
Later years	198,420
Total	$596,108
As of September 30, 2026, the BHCs had cash and money markets investments totaling $329 million and borrowing potential of
$165 million from its secured facility with BPPR. The BHCs’ liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity that are expected to be sufficient to meet all interest payments and dividend obligations for the foreseeable future. Additionally, the Corporation’s latest quarterly common stock dividend paid on October 1, 2026 was $0.90 per common share or approximately $57 million.

Table of Content
The BHCs have in the past borrowed in the corporate debt market primarily to finance their non-banking subsidiaries and refinance debt obligations. Recent rating actions by credit rating agencies increased the Corporation's senior debt to investment grade. Management expects these actions to enhance access to wholesale funding and, over time, reduce funding costs, subject to market conditions. The
Corporation has a shelf registration statement filed and effective with the Securities and Exchange Commission, which permits the
Corporation to issue an unspecified amount of debt or equity securities.
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
Dividends
During the nine months ended September 30, 2026, the Corporation declared cash dividends totaling $2.40 per common share outstanding
($154 million in the aggregate). The dividends for the Corporation’s Series A preferred stock amounted to $1 million for the nine months ended on September 30, 2026. During the third quarter, the Corporation's Board of Directors approved an increase in its quarterly common stock dividend from $0.75 to $0.90 per share, commencing with the dividend paid on October 1, 2026.
During the nine months ended September 30, 2026, the BHCs received dividends and distributions amounting to $400 million from BPPR.
Dividends from BPPR constitute Popular's primary source of liquidity. In addition, during the nine months ended September 30, 2026, the
BHCs received distributions amounting to $20 million from the equity investment in Centro Financiero BHD ("BHD"), $20 million from
Popular International Bank, Inc. ("PIBI"), a wholly owned subsidiary of Popular, Inc., and $30 million from the non-banking subsidiaries.
In addition to regulatory limits previously discussed, the ability of a bank subsidiary to up-stream dividends to its BHC could be impacted by its financial performance and capital, including tangible and regulatory capital, thus potentially limiting the amount of cash up-streamed to the BHCs from the banking subsidiaries. This could, in turn, affect a BHC’s ability to declare dividends on its outstanding common and preferred stock, repurchase its securities or meet its debt obligations, for example. At September 30, 2026, BPPR could declare a dividend of up to approximately $212 million without prior approval of the Federal Reserve Board due to its retained income, declared dividend activity and transfers to statutory reserves over the measurement period. In addition, pursuant to the FRB requirements, PB may not declare or pay a dividend without the prior approval of the Federal Reserve Board and the NYDFS.
Other Funding Sources and Capital
In addition to cash reserves held at the FRB that totaled $5.1 billion at September 30, 2026, the debt securities portfolio provides an additional source of liquidity, which may be realized through either securities sales, collateralized borrowings or repurchase agreements.
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
Refer to Note 16 to the Consolidated Financial Statements for information on the Corporation’s commitments to extend credit and other non-
credit commitments.
Other types of off-balance sheet arrangements that the Corporation enters in the ordinary course of business include derivatives, operating leases and provision of guarantees, indemnifications, and representation and warranties. Refer Note 15 to the Consolidated Financial

Table of Content
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
The summarized financial information below shows the combined financial position of the obligor group as of September 30, 2026 and
December 31, 2025, and the results of their operations for the nine-month periods ended September 30, 2026 and September 30, 2025.
Excluded are investments and equity in earnings from subsidiaries and affiliates outside the obligor group.
Intercompany balances and transactions within the obligor group have been eliminated. Material amounts due from, due to, and transactions with subsidiaries and affiliates are shown separately. Related party transactions are also presented separately.
Table 15 - Summarized Statement of Condition

(In thousands)	September 30, 2026	December 31, 2025
Assets
Cash and money market investments	$328,577	$524,882
Investment securities	42,725	38,656
Accounts receivables from non-obligor subsidiaries	21,605	12,798
Other loans (net of allowance for credit losses of $36 (2025 - $132))	23,203	24,169
Investment in equity method investees	5,056	5,145
Other assets	101,432	91,618
Total assets	$522,598	$697,268
Liabilities and Stockholders' deficit
Accounts payable to non-obligor subsidiaries	$5,665	$7,669
Notes payable	596,108	594,958
Other liabilities	135,472	135,785
Stockholders' deficit	(214,647)	(41,144)
Total liabilities and stockholders' deficit	$522,598	$697,268

Table of Content
Table 16 - Summarized Statement of Operations

	For the period ended
(In thousands)	September 30, 2026	September 30, 2025
Income:
Dividends from non-obligor subsidiaries	$430,000	$371,500
Interest income from non-obligor subsidiaries and affiliates	2,132	3,125
Losses from investments in equity method investees	(89)	(14)
Other operating income	4,002	8,027
Total income	$436,045	$382,638
Expenses:
Services provided by non-obligor subsidiaries and affiliates (net of reimbursement by subsidiaries for services provided by parent of $204,000 (2025 - $188,825))	$14,888	$13,390
Other expenses	17,550	19,492
Income tax (benefit) expense	(937)	7,075
Total expenses	$31,501	$39,957
Net income	$404,544	$342,681
In addition to the dividend income reflected in the Statement of Operations table above, during the nine months ended September 30, 2026, the obligor group recorded $20 million of capital distributions from non-obligor subsidiary which was recorded as a reduction to the investment (2025 - $23 million).
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
Investors should refer to Liquidity Risks section of “Part I, Item 1 A" of 2025 Annual Report on Form 10-K for an additional discussion of liquidity risks to which the Corporation is subject.
Credit Risk
Geographic and Government Risk
The Corporation is exposed to geographic and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 26 to the Consolidated Financial Statements. Readers should refer to Economic and Market Risk section and Business Risk Section of “Part I, Item 1A” of the 2025 Annual Report on Form 10-K for an additional discussion on how the Corporation is impacted by global and local economic and market conditions, including weakness in the economy, particularly in
Puerto Rico, where a significant portion of our business is concentrated. This section also addresses how our credit risk and credit losses can increase to the extent our loans are concentrated on borrowers engaged in the same or similar activities or in borrowers who as a group may be uniquely or disproportionately affected by certain economic or market conditions.
Commonwealth of Puerto Rico
A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico (“Puerto Rico"),
which has faced severe economic and fiscal challenges in the past and may face additional challenges in the future.
Economic Performance
Based on the latest estimates of the Puerto Rico Planning Board, real GNP in Puerto Rico is projected to have grown by 0.3% in fiscal year
2026 (July 2025-June 2026) and to grow by 0.2% in fiscal year 2027 (July 2026-June 2027). Meanwhile, the Puerto Rico Economic Activity
Index reflected a 0.1% year-over-year increase in August 2026. While this index is not a direct measure of real GNP, it serves as an indicator of ongoing economic activity.
In 2021 and 2022, inflation rose sharply in the U.S. and Puerto Rico due to post-pandemic demand and supply chain disruptions. Inflation began to decrease by mid-2022 as the Federal Reserve raised interest rates, largely stabilizing by September 2024, leading to a series of rate reductions by the Federal Reserve. However, inflation has accelerated during 2026, with the annual rate of inflation in the U.S.
Consumer Price Index rising from 2.4% in January 2026 to 3.7% in September 2026. In Puerto Rico, the Consumer Price Index reflected an increase from 2% to 3.8% in the annual rate of inflation over the same period of time.
The increase has been driven in significant part by higher energy and gasoline prices amid the recent geopolitical conflict involving Iran. The full extent to which the ongoing conflict involving Iran may affect the global economy, energy markets, and, in turn, the Puerto Rico economy remains uncertain. In response to inflationary pressures, the Federal Reserve raised interest rates in September 2026 for the first time since
July 2023.

Table of Content
Fiscal Challenges of Puerto Rico and its Municipalities
As Puerto Rico’s economy contracted in the 2000s, public debt increased rapidly due to borrowing to cover deficits to pay debt service, pension benefits, and other expenditures. By 2016, the government had over $120 billion in combined debt and unfunded pension liabilities, lost access to capital markets, and faced a fiscal crisis.
In response, the U.S. Congress enacted the Puerto Rico Oversight Management and Economic Stability Act ("PROMESA") in June 2016.
PROMESA established an Oversight Board with significant control over Puerto Rico’s fiscal and economic affairs, including those of its public corporations, instrumentalities and municipalities (collectively, “P.R. Government Entities”).
Under PROMESA, the Oversight Board will remain in place until market access is restored and balanced budgets are achieved for at least four consecutive years. PROMESA also established two mechanisms for the restructuring of the obligations of P.R. Government Entities: (a)
Title III, an in-court process akin to that of the U.S. Bankruptcy Code and which permits adjustment of a broad range of obligations, and (b)
Title VI, a largely out-of-court process through which a supermajority of creditors can accept modifications to debt and bind holdouts.
Since 2017, Puerto Rico and several of its instrumentalities have availed themselves of these mechanisms. The Puerto Rico central government exited Title III in March 2022, and several instrumentalities, such as the Government Development Bank and the Puerto Rico
Highways and Transportation Authority have also completed debt restructurings under Titles III or VI of PROMESA. However, the Puerto
Rico Electric Power Authority is still undergoing its debt restructuring.
Puerto Rico's economic difficulties have also impacted its municipalities. Historically, the central government provided significant municipal subsidies. However, these have decreased pursuant to fiscal measures required by the Oversight Board. These reductions have been partially offset in recent years by federal disaster and COVID-relief funding received by municipalities. The latest Puerto Rico fiscal plan proposes a restructured grant system to enhance municipal services and encourage accountability through performance metrics.
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
Additionally, the Corporation holds loans and securities insured by P.R. Government Entities, such as the Housing Finance Authority, whose ability to honor guarantees depends on its financial condition. BPPR’s commercial, mortgage, and consumer loan portfolios are also exposed to credit risks arising from private borrowers that are service providers to, or otherwise maintain business relationships with, the
Puerto Rico government, as well as government employees whose financial condition could be adversely affected by Puerto Rico’s fiscal challenges. For further discussion of the Corporation’s direct and indirect exposure to the Puerto Rico government and its instrumentalities and municipalities, please refer to Note 16 – Commitments and Contingencies to the Consolidated Financial Statements.
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
During the third quarter of 2026, the Corporation’s overall credit quality remained stable. Consumer and mortgage portfolio performance remained favorable, with historically low net charge-offs (despite a slight seasonal increase in the auto portfolio), historically low delinquency levels, and net recoveries in the mortgage portfolio. Changes in commercial credit metrics during the quarter were driven by borrower-
specific developments; core commercial portfolios continue to show stable credit trends.

Table of Content
Total NPAs decreased by $31 million, from $541 million at December 31, 2025 to $510 million as of September 30, 2026. Total NPLs declined by $33 million to $466 million. BPPR NPLs decreased by $37 million, primarily driven by a $21 million decrease in consumer NPLs, mainly reflecting improved credit performance in the auto portfolio, and a $13 million decrease in commercial NPLs. Popular U.S. NPLs increased by $4 million, mostly driven by higher commercial NPLs by $9 million, offset in part by a decrease of $4 million in the mortgage
NPLs.
On September 30, 2026, the ratio of NPLs to total loans held-in-portfolio was 1.16%, compared to 1.27% on December 31, 2025. Other real estate owned loans (“OREOs”) totaled $44 million, an increase of $2 million from December 31, 2025.
The Corporation’s commercial real estate (“CRE”) loan portfolio includes loans secured by multifamily, non-owner-occupied, and owner-
occupied properties. At September 30, 2026, the CRE portfolio totaled $11.7 billion, comprising $2.4 billion, $5.8 billion, and $3.4 billion, respectively, compared with $11.2 billion at December 31, 2025, comprising $2.5 billion, $5.5 billion, and $3.2 billion, respectively.
C&I NPLs in the BPPR segment totaled $184 million as of September 30, 2026, unchanged from the same period in the previous year, as new NPL inflows during 2026 concentrated in three relationships totaling $198 million, offset by the resolution of a $155 million relationship in the second quarter of 2026 and a $34 million partial charge-off in the third quarter of 2026.
During the second quarter of 2026, a borrower under a commercial and industrial loan relationship in the quick service restaurant industry with BPPR, entered nonperforming status. Reserves and charge-offs related to the relationship were recorded during the third quarter of
2026. Subsequent to September 30, 2026, the borrower filed for bankruptcy and substantially ceased operations. Because this development provided additional evidence regarding conditions that existed at September 30, 2026, the Corporation recognized an additional provision for credit losses of $38 million for the quarter ended September 30, 2026. The Corporation expects the development to result in an additional charge-off related to the relationship during the fourth quarter of 2026. See Note 27—Subsequent Events to the unaudited interim consolidated financial statements.
At September 30, 2026, BPPR’s funded exposure to borrowers in the quick service restaurant industry was $327 million, representing approximately 5.4% of BPPR’s commercial and industrial loan portfolio, with an additional $45 million of unfunded commitments. Excluding the relationship described above, the remaining funded exposure totaled $277 million, of which 99.6% was current and not adversely classified as of the end of the third quarter of 2026.
The non-owner occupied CRE portfolio was $5.8 billion at September 30, 2026, split between $3.4 billion in BPPR and $2.4 billion in
Popular U.S. This portfolio is diversified across sectors: retail (32%), hotels (18%), and office space (12%) which together represent two-
thirds of total non-owner occupied CRE exposure. Specifically, office space leasing accounts for just 1.8% ($705.4 million) of the total loan portfolio, mainly comprising mid-rise properties with an average loan size of $3.0 million, and is well diversified by tenant type.
Within CRE, the commercial multi-family portfolio is $2.4 billion (approximately 6% of total loans), concentrated in New York Metro ($1.3 billion), South Florida ($639 million) and Puerto Rico ($240 million) regions. In the New York Metro, there is no exposure to rent-controlled buildings and rent-stabilized units make up less than 40% of total units, with most originated after 2019.
Construction loans, which are excluded from the CRE portfolio described above, represent another significant real estate-secured loan exposure. At September 30, 2026, the Corporation’s construction loan portfolio totaled $1.6 billion, including $469 million at BPPR and $1.1 billion at Popular U.S.
CRE NPLs amounted to $70 million on September 30, 2026, compared with $76 million on December 31, 2025. The CRE NPL ratios for the
BPPR and Popular U.S. segments were 0.96% and 0.33%, respectively, on September 30, 2026, compared with 1.23% and 0.25%, respectively, on December 31, 2025.
In addition to the NPLs included in Table 18, on September 30, 2026, there were $344 million of performing loans, mostly commercial loans, which in management’s opinion, are currently subject to potential future classification as non-performing (December 31, 2025 - $500 million).

Table of Content
Table 17 -Non-Performing Assets

(Dollars in thousands)	September 30, 2026				December 31, 2025
	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category	BPPR	Popular U.S.	Popular, Inc.	As a % of loans HIP by category
Commercial
Commercial multi-family	$3,222	$7,151	$10,373	0.4%	$112	$8,636	$8,748	0.4%
Commercial real estate non-owner occupied	25,930	6,329	32,259	0.6	35,692	7,020	42,712	0.8
Commercial real estate owner occupied	18,601	8,865	27,466	0.8	24,567	-	24,567	0.8
Commercial and industrial	183,940	8,469	192,409	2.2	183,914	6,498	190,412	2.2
Total Commercial	231,693	30,814	262,507	1.3	244,285	22,154	266,439	1.3
Leasing	7,713	-	7,713	0.4	9,179	-	9,179	0.5
Mortgage	130,982	9,256	140,238	1.6	132,373	13,422	145,795	1.7
Consumer
Home equity lines of credit	-	2,876	2,876	3.2	-	2,796	2,796	3.6
Personal	16,349	837	17,186	0.9	18,863	1,233	20,096	1.1
Auto	32,223	-	32,223	0.9	52,200	-	52,200	1.4
Other	2,994	48	3,042	1.7	1,809	29	1,838	1.0
Total Consumer	51,566	3,761	55,327	0.8	72,872	4,058	76,930	1.1
Total non-performing loans held-in- portfolio	421,954	43,831	465,785	1.2%	458,709	39,634	498,343	1.3%
Other real estate owned (“OREO”)	43,835	464	44,299		41,929	504	42,433
Total non-performing assets	$465,789	$44,295	$510,084		$500,638	$40,138	$540,776
Accruing loans past due 90 days or more[1]	$218,290	$163	$218,453		$228,772	$188	$228,960
Ratios:
Non-performing assets to total assets	0.60%	0.27%	0.66%		0.85%	0.25%	0.72%
Non-performing loans held-in-portfolio to loans held-in-portfolio	1.49	0.37	1.16		1.66	0.34	1.27
Allowance for credit losses to loans held- in-portfolio	2.55	0.76	2.02		2.60	0.77	2.05
Allowance for credit losses to non- performing loans, excluding held-for-sale	170.56	203.38	173.64		156.51	227.42	162.15
[1] It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $35 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of September 30, 2026 (December 31, 2025 - $47 million). Furthermore, the Corporation has
$23 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2025 - $27 million).

For the quarter ended September 30, 2026, total inflows of NPLs held-in-portfolio, excluding consumer loans, decreased by $116 million, when compared to the inflows for the same period in 2025. Inflows of NPLs held-in-portfolio at the BPPR segment decreased $120 million from $242 million in the third quarter of 2025 to $122 million in the third quarter of 2026. The decline reflected $188 million in inflows from two C&I relationships in the third quarter of 2025, compared with $74 million from one relationship in the third quarter of 2026. These inflows to commercial NPLs stemmed from issues specific to the individual borrowers and are not believed to be indicative of a broader decline in the commercial portfolio or the industries in which the borrowers operate. During the quarter ended June 30, 2026, a non-performing commercial loan with a carrying amount of $83.7 million was transferred from held-in-portfolio to held-for-sale. The loan was subsequently sold during the quarter ended September 30, 2026. Inflows of NPLs held-in-portfolio at the Popular U.S. segment increased by $4 million from the same period in 2025, primarily reflecting a $4 million increase in commercial NPL inflows.

Table of Content
Table 18 to Table 23 present the Corporation’s inflows to NPLs for the quarters and nine months ended September 30, 2026 and 2025.
Table 18 - Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended September 30, 2026			For the nine months ended September 30, 2026
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$309,019	$41,542	$350,561	$376,658	$35,576	$412,234
Plus:
New non-performing loans	121,755	8,728	130,483	331,975	34,094	366,069
Advances on existing non-performing loans	-	210	210		457	457
Less:
Non-performing loans transferred to OREO	(1,497)	-	(1,497)	(6,894)	-	(6,894)
Non-performing loans charged-off	(34,765)	(589)	(35,354)	(119,882)	(2,193)	(122,075)
Loans returned to accrual status / loan collections	(31,837)	(9,821)	(41,658)	(135,482)	(27,864)	(163,346)
Loans transferred to held-for-sale	-	-	-	(83,700)	-	(83,700)
Ending balance NPLs	$362,675	$40,070	$402,745	$362,675	$40,070	$402,745
Table 19 -Activity in Non-Performing Loans Held-in-Portfolio (Excluding Consumer Loans)

	For the quarter ended September 30, 2025			For the nine months ended September 30, 2025
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$189,630	$49,763	$239,393	$209,543	$53,544	$263,087
Plus:
New non-performing loans	241,745	4,786	246,531	310,973	21,853	332,826
Advances on existing non-performing loans	-	48	48	-	86	86
Less:
Non-performing loans transferred to OREO	(2,333)	-	(2,333)	(7,273)	(433)	(7,706)
Non-performing loans charged-off	(13,854)	-	(13,854)	(15,571)	(1,713)	(17,284)
Loans returned to accrual status / loan collections	(39,149)	(9,992)	(49,141)	(121,633)	(28,732)	(150,365)
Ending balance NPLs	$376,039	$44,605	$420,644	$376,039	$44,605	$420,644
Table 20 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended September 30, 2026			For the nine months ended September 30, 2026
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$179,779	$31,309	$211,088	$244,285	$22,154	$266,439
Plus:
New non-performing loans	91,131	5,924	97,055	232,230	25,511	257,741
Advances on existing non-performing loans	-	210	210	-	442	442
Less:
Non-performing loans transferred to OREO	-	-	-	(951)	-	(951)
Non-performing loans charged-off	(34,809)	(585)	(35,394)	(119,505)	(2,159)	(121,664)
Loans returned to accrual status / loan collections	(4,408)	(6,044)	(10,452)	(40,666)	(15,134)	(55,800)
Loans transferred to held-for-sale	-	-	-	(83,700)	-	(83,700)
Ending balance NPLs	$231,693	$30,814	$262,507	$231,693	$30,814	$262,507
Table 21 - Activity in Non-Performing Commercial Loans Held-in-Portfolio

	For the quarter ended September 30, 2025			For the nine months ended September 30, 2025
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$42,166	$21,711	$63,877	$51,101	$23,654	$74,755
Plus:
New non-performing loans	211,193	1,775	212,968	218,742	12,820	231,562
Advances on existing non-performing loans	-	48	48	-	85	85
Less:
Non-performing loans transferred to OREO	-	-	-	(260)	-	(260)
Non-performing loans charged-off	(13,779)	-	(13,779)	(14,921)	(1,713)	(16,634)
Loans returned to accrual status / loan collections	(3,499)	(6,738)	(10,237)	(18,581)	(18,050)	(36,631)
Ending balance NPLs	$236,081	$16,796	$252,877	$236,081	$16,796	$252,877

Table of Content
Table 22 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the quarter ended September 30, 2026			For the nine months ended September 30, 2026
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$129,240	$10,233	$139,473	$132,373	$13,422	$145,795
Plus:
New non-performing loans	30,624	2,804	33,428	99,745	8,583	108,328
Advances on existing non-performing loans	-	-	-	-	15	15
Less:
Non-performing loans transferred to OREO	(1,497)	-	(1,497)	(5,943)	-	(5,943)
Non-performing loans charged-off	44	(4)	40	(377)	(34)	(411)
Loans returned to accrual status / loan collections	(27,429)	(3,777)	(31,206)	(94,816)	(12,730)	(107,546)
Ending balance NPLs	$130,982	$9,256	$140,238	$130,982	$9,256	$140,238
Table 23 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio

	For the quarter ended September 30, 2025			For the nine months ended September 30, 2025
(Dollars in thousands)	BPPR	Popular U.S.	Popular, Inc.	BPPR	Popular U.S.	Popular, Inc.
Beginning balance	$147,464	$28,052	$175,516	$158,442	$29,890	$188,332
Plus:
New non-performing loans	30,552	3,011	33,563	92,231	9,033	101,264
Advances on existing non-performing loans	-	-	-	-	1	1
Less:
Non-performing loans transferred to OREO	(2,333)	-	(2,333)	(7,013)	(433)	(7,446)
Non-performing loans charged-off	(75)	-	(75)	(650)	-	(650)
Loans returned to accrual status / loan collections	(35,650)	(3,254)	(38,904)	(103,052)	(10,682)	(113,734)
Ending balance NPLs	$139,958	$27,809	$167,767	$139,958	$27,809	$167,767

Table of Content
Loan Delinquencies
Another key measure used to evaluate and monitor the Corporation’s asset quality is loan delinquencies. Loans delinquent 30 days or more, as a percentage of their related portfolio category on September 30, 2026 and December 31, 2025, are presented below.
Table 24 - Loan Delinquencies

(Dollars in thousands)	September 30, 2026			December 31, 2025
	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans	Loans delinquent 30 days or more	Total loans	Total delinquencies as a percentage of total loans
Commercial
Commercial multi-family	$24,570	$2,396,981	1.03%	$24,982	$2,455,790	1.02%
Commercial real estate non-owner occupied	67,099	5,842,740	1.15	47,068	5,543,284	0.85
Commercial real estate owner occupied	39,644	3,412,200	1.16	28,008	3,153,080	0.89
Commercial and industrial	221,814	8,709,058	2.55	215,068	8,607,412	2.50
Total Commercial	353,127	20,360,979	1.73	315,126	19,759,566	1.59
Construction	24,435	1,585,873	1.54	17,283	1,674,899	1.03
Mortgage
Mortgage insured [1]	413,935	3,545,025	11.68	429,796	3,166,679	13.57
Mortgage uninsured	281,957	5,315,160	5.30	329,504	5,482,761	6.01
Total Mortgage	695,892	8,860,185	7.85	759,300	8,649,440	8.78
Leasing	35,781	1,952,125	1.83	37,567	2,001,365	1.88
Consumer
Credit cards	48,254	1,260,053	3.83	51,846	1,256,717	4.13
Home equity lines of credit	4,657	88,606	5.26	4,160	78,692	5.29
Personal	52,140	1,994,260	2.61	53,632	1,906,228	2.81
Auto	164,067	3,756,459	4.37	186,798	3,819,812	4.89
Other	4,000	184,116	2.17	5,929	180,799	3.28
Total Consumer	273,118	7,283,494	3.75	302,365	7,242,248	4.18
Loans held-for-sale	-	3,214	-	-	9,998	—
Total	$1,382,353	$40,045,870	3.45%	$1,431,641	$39,337,516	3.64%
[1] Loans that carry certain guarantees from FHA or the VA. Refer to Note 7 to the Consolidated Financial Statements for additional information of guaranteed loans.

Allowance for Credit Losses Loans Held-in-Portfolio
The ACL represents management’s estimate of expected credit losses through the remaining contractual life of the different loan segments, impacted by expected prepayments. The ACL is maintained at a sufficient level to provide for estimated credit losses on collateral dependent loans as well as loans modified for borrowers with financial difficulties separately from the remainder of the loan portfolio. The
Corporation’s management evaluates the adequacy of the ACL on a quarterly basis. In this evaluation, management considers current conditions, macroeconomic expectations through a reasonable and supportable period, historical loss experience, portfolio composition by loan type and risk characteristics, results of periodic credit reviews of individual loans, and regulatory requirements, amongst other factors.
The Corporation must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries, or markets. Other factors that can affect management’s estimates are recalibration of statistical models used to calculate lifetime expected losses, changes in underwriting standards, financial accounting standards and loan impairment measurements, among others. Changes in the financial condition of individual borrowers, in economic conditions, and in the condition of the various markets in which collateral may be sold, may also affect the required level of the allowance for credit losses. Consequently, the business, financial condition, liquidity, capital, and results of operations of the Corporation could also be affected. On September 30, 2026, the ACL amounted to $809 million, an increase of $754 thousand from December 31, 2025.
The ACL for BPPR increased by  $2 million to $720 million as of September 30, 2026, compared to December 31, 2025, mostly driven by a
$47 million increase in reserves for commercial loans, mainly from specific reserves in the commercial and industrial loan portfolio. This increase was offset by a $42 million decrease in reserves for consumer loans due to favorable changes in the credit composition of the auto, credit cards and personal loans portfolios.
The Corporation’s ratio of the allowance for credit losses to loans held-in-portfolio was 2.02% on September 30, 2026, compared to 2.05%
on December 31, 2025. The ratio of the ACL to NPLs held-in-portfolio stood at 173.64%, compared to 162.1% on December 31, 2025.

Table of Content
Refer to Note 8 to the Consolidated Financial Statements for additional information on the Corporation’s methodology to estimate its ACL, including probability weights assigned. Tables 25 and 26 detail the allowance for credit losses by loan categories and the percentage it represents of total loans held-in-portfolio and NPLs. The breakdown is made for analytical purposes, and it is not necessarily indicative of the categories in which future loan losses may occur.
Table 25 - Allowance for Credit Losses - Loan Portfolios

September 30, 2026
(Dollars in thousands)	Total ACL	Total loans held- in-portfolio	ACL to loans held- in-portfolio	Total non- performing loans held-in-portfolio	ACL to non- performing loans held-in-portfolio
Commercial
Commercial multi-family	$15,811	$2,396,981	0.66%	$10,373	152.42%
Commercial real estate non-owner occupied	52,648	5,842,740	0.90%	32,259	163.20%
Commercial real estate owner occupied	57,833	3,412,200	1.69%	27,466	210.56%
Commercial and industrial	234,802	8,709,058	2.70%	192,409	122.03%
Total Commercial	$361,094	$20,360,979	1.77%	$262,507	137.56%
Construction	11,354	1,585,873	0.72%	-	-
Mortgage	77,648	8,860,185	0.88%	140,238	55.37%
Leasing	16,870	1,952,125	0.86%	7,713	218.72%
Consumer
Credit cards	84,992	1,260,053	6.75%	-	-
Home equity lines of credit	1,726	88,606	1.95%	2,876	60.01%
Personal	94,601	1,994,260	4.74%	17,186	550.45%
Auto	152,931	3,756,459	4.07%	32,223	474.60%
Other	7,594	184,116	4.12%	3,042	249.64%
Total Consumer	$341,844	$7,283,494	4.69%	$55,327	617.86%
Total	$808,810	$40,042,656	2.02%	$465,785	173.64%
Table 26 - Allowance for Credit Losses - Loan Portfolios

December 31, 2025
(Dollars in thousands)	Total ACL	Total loans held- in-portfolio	ACL to loans held- in-portfolio	Total non- performing loans held-in-portfolio	ACL to non- performing loans held-in-portfolio
Commercial
Commercial multi-family	$19,345	$2,455,790	0.79%	$8,748	221.14%
Commercial real estate non-owner occupied	58,717	5,543,284	1.06%	42,712	137.47%
Commercial real estate owner occupied	48,451	3,153,080	1.54%	24,567	197.22%
Commercial and industrial	180,934	8,607,412	2.10%	190,412	95.02%
Total Commercial	$307,447	$19,759,566	1.56%	$266,439	115.39%
Construction	13,826	1,674,899	0.83%	-	-
Mortgage	80,554	8,649,440	0.93%	145,795	55.25%
Leasing	18,620	2,001,365	0.93%	9,179	202.85%
Consumer
Credit cards	91,124	1,256,717	7.25%	-	-
Home equity lines of credit	1,335	78,692	1.70%	2,796	47.75%
Personal	106,612	1,906,228	5.59%	20,096	530.51%
Auto	180,364	3,819,812	4.72%	52,200	345.52%
Other	8,174	180,799	4.52%	1,838	444.72%
Total Consumer	$387,609	$7,242,248	5.35%	$76,930	503.85%
Total	$808,056	$39,327,518	2.05%	$498,343	162.15%
Annualized net charge-offs (recoveries)
The following table presents annualized net charge-offs (recoveries) to average loans held-in-portfolio (“HIP") by loan category for the quarters and nine months ended September 30, 2026 and 2025.

Table of Content
Table 27 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio

	Quarters ended
	September 30, 2026			September 30, 2025
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	1.06%	0.02%	0.59%	0.50%	0.03%	0.29%
Construction	(0.07)	—	(0.02)	—	—	—
Mortgage	(0.18)	(0.01)	(0.15)	(0.12)	(0.01)	(0.11)
Leasing	0.33	—	0.33	0.41	—	0.41
Consumer	2.53	1.04	2.49	2.48	1.69	2.46
Total annualized net charge-offs (recoveries) to average loans held-in- portfolio	1.03%	0.03%	0.73%	0.84%	0.04%	0.60%

	Nine months ended
	September 30, 2026			September 30, 2025
	BPPR	Popular U.S.	Popular Inc.	BPPR	Popular U.S.	Popular Inc.
Commercial	2.96%	0.05%	1.65%	0.14%	0.02%	0.08%
Construction	(0.06)	—	(0.02)	—	—	—
Mortgage	(0.42)	(0.02)	(0.37)	(0.14)	(0.03)	(0.12)
Leasing	0.92	—	0.92	0.55	—	0.55
Consumer	5.51	5.38	5.51	2.53	3.23	2.54
Total annualized net charge-offs (recoveries) to average loans held-in-portfolio	1.11%	0.05%	0.80%	0.73%	0.06%	0.53%
NCOs for the quarter ended September 30, 2026 amounted to $73 million, increasing by $15 million when compared to the same period in
2025. The BPPR segment increased by $16 million, mainly driven by an increase of the same amount in the commercial NCOs, primarily related to the $34 million partial charge-off related to a commercial NPL that had entered non-performing status in the second quarter of
2026. The PB segment NCOs remained flat compared with the same period in 2025.
NCOs for the nine months ended September 30, 2026, amounted to $237 million, increasing by $88 million when compared to the same period in 2025. The BPPR segment NCOs increased by $89 million, mainly driven by the $71 million charge-off related to the $155 million commercial NPL and the $34 million partial charge-off recorded in the third quarter of 2026 discussed above.
Loan Modifications
For the quarter ended September 30, 2026, modified loans to borrowers with financial difficulty amounted to $219 million, of which $101 million were in accruing status. The BPPR segment’s modifications to borrowers with financial difficulty amounted to $206 million, mainly comprised of commercial and mortgage loans of $177 million and $23 million, respectively. A total of $17 million of the mortgage modifications were related to government guaranteed loans. The Popular U.S. segment’s modifications to borrowers with financial difficulty amounted to $13 million, mostly comprised of construction loans, which represented $12.5 million.
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
ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS
Refer to Note 3, “New Accounting Pronouncements" to the Consolidated Financial Statements.

Table of Content
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in the 2025 Annual Report on Form 10-K.
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
Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and
15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Table of Content
Part II - Other Information
Item 1. Legal Proceedings
For a discussion of Legal Proceedings, see Note 16 - Commitments and Contingencies in the Consolidated Financial Statements in this report.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under “Part I - Item 1A -
Risk Factors" in our 2025 Annual Report on Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I - Item 2 -
Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report for additional information that may supplement or update the discussion of risk factors below and in our 2025 Annual Report on Form 10-K.
There have been no material changes to the risk factors previously disclosed under Item 1A of the Corporation’s 2025 Annual Report on
Form 10-K.
The risks described in our 2025 Annual Report on Form 10-K and in this report are not the only risks facing the Corporation. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations and capital position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Corporation did not have any unregistered sales of equity securities during the quarter ended September 30, 2026.
Issuer Purchases of Equity Securities
The following table sets forth the details of purchases of common stock by the Corporation and its affiliated purchasers during the quarter ended September 30, 2026:

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
July 1 - July 31	66,976	$171.05	49,261	$991,995,343
August 1 - August 31	447,197	173.17	447,197	914,555,453
September 1 - September 30	574,330	164.28	563,783	821,976,547
Total	1,088,503	$168.35	1,060,241	$821,976,547
[1] Includes 17,715 and 10,547 shares of the Corporation’s common stock acquired by the Corporation during July and September 2026, respectively, in connection with the satisfaction of tax withholding obligations on vested awards of restricted stock or restricted stock units granted to directors and certain employees under the Corporation’s Omnibus Incentive Plan. The acquired shares of common stock were added back to treasury stock.
[2] As part of its capital plan, in July 2026, the Corporation announced plans to repurchase up to $1.0 billion in common stock, in addition to the $500 million in common stock repurchase program announced in July 2025 and $500 million in July 2024. As of September 30, 2026, and since the first authorization in 2024, the Corporation repurchased 9,965,552 shares of common stock for $1.2 billion at an average price of  $118.19 per share, as part of the 2024, 2025, and 2026 common stock repurchase programs.
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

Table of Content
Item 6.     Exhibits
Exhibit Index

Exhibit No	Exhibit Description
22.1	Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22.1 of Popular, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (1)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline Document.
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.CAL	Inline XBRL Taxonomy Extension Definitions Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	The cover page of Popular, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments)(1)
(1)Included herewith
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

POPULAR, INC. (Registrant)

Date: November 9, 2026	By: Isl Lidio V. Soriano Lidio V. Soriano Executive Vice President & Chief Financial Officer

Date: November 9, 2026	By: Isl Denissa M. Rodriguez Denissa M. Rodriguez Senior Vice President & Corporate Comptroller